Form 10-K/A
period 1993-12-31
SAFEGUARD SCIENTIFICS INC
filed 1994-04-08
CIK 86115

Securities and Exchange Commission
Washington, DC 20549

FORM 10-K/A

AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993     Commission File Number 1-5620

SAFEGUARD SCIENTIFICS, INC.
(Exact name of Registrant as specified in its charter)

Pennsylvania                                            23-1609753
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)

800 The Safeguard Building
435 Devon Park Drive, Wayne, PA                         19087
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (610) 293-0600

Securities registered pursuant to Section 12(b) of the Act:

						       Name of each exchange
Title of Each Class                                    on which registered
Common Stock ($.10 par value)                          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

			  Yes   X                               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

This Amendment to Annual Report on Form 10-K/A contains 5 pages. The purpose of this Amendment is to refile the Condensed Consolidated Statements of Operations (Page 4) for the year ended December 31, 1993.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 25, 1994:

Common Stock                                                 4,682,114 shares
PAGE 1

Aggregate market value of voting stock held by non-affiliates (based on the closing price on the New York Stock Exchange) on March 25, 1994 was approximately $114.2 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and
(c) each shareholder that has informed Registrant by March 25, 1994 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(d)  Financial Statements and Schedules
								       Page
CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT                                            32*
BALANCE SHEETS - December 31, 1993 and 1992                             22*
OPERATIONS - years ended December 31, 1993, 1992, and 1991              21*
CASH FLOWS - years ended December 31, 1993, 1992, and 1991              24*
SHAREHOLDERS' EQUITY - years ended December 31, 1993, 1992,
and 1991                                                                25*
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           25-31*
INDUSTRY SEGMENTS                                                       20*
	QUARTERLY FINANCIAL DATA                                        33*

FINANCIAL STATEMENT SCHEDULES
INDEPENDENT AUDITORS' REPORT                                            33**
  Schedule II     -   Amounts Receivable from Related Parties and
		      Underwriters, Promoters, and Employees other
		      than Related Parties                              34**
  Schedule III  - Condensed Financial Information of Registrant       4***
		- Condensed Financial Information of Registrant 35, 37, 38**
  Schedule VIII -  Valuation and Qualifying Accounts                    39**
  Schedule IX     -   Short-Term Borrowings                             40**
  Schedule XI     -   Real Estate and Accumulated Depreciation       41-42**
  Schedule XII    -   Mortgage Loans on Real Estate                  43-44**
________
* Incorporated by reference from the indicated pages of the Company's Annual Report to Shareholders for 1993, which pages were filed as part of Exhibit 13 to Annual Report on Form 10-K.
** Previously filed with Annual Report on Form 10-K at the indicated pages. ***Revised Statements of Operations of Schedule III is filed herewith

Safeguard Scientifics, Inc.
Schedule III
Condensed Consolidated Statements of Operations
Years ended December 31, 1993, 1992 and 1991


							    ($000 omitted)

						   1993     1992       1991

Revenues
    Net sales                                     32380     29411      28957
    Gains on sales of securities, net              9574     10214      21841
    Other income                                   6088      5641       4388
       Total revenues                             48042     45266      55186

Costs and Expenses
    Material, labor and other                     20289     17182      16547
    Selling                                        1338      1248       1151
    General and administrative                    12562     10357       7330
    Depreciation and amortization                  4287      4074       4022
    Interest                                       4404      4992       5011
    Equity in (income) losses of unconsolidated
     subsidiaries and affiliates, net of taxes    -2060     -4574       3842
       Total costs and expenses                   40820     33279      37903

Earnings Before Taxes on Income                    7222     11987      17283

Provision for Taxes on Income                      3369      3123       6765

Net Earnings                                       3853      8864      10518


Earnings Per Share
   Primary                                         0.62      1.76      2.06
   Fully Diluted                                   0.42      1.64      2.04

Average Common Share Outstanding
   Primary                                      5023000   5050000   5108000
   Fully Diluted                                5068000   5101000   5143000

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:       April 7, 1994                  SAFEGUARD SCIENTIFICS, INC.



					    By: /s/ Gerald M. Wilk
						    Gerald M. Wilk
						    Vice President-Finance