Form 10-Q
period 1994-03-31
SAFEGUARD SCIENTIFICS INC
filed 1994-05-16
CIK 86115

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

            Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

For Quarter Ended    March 31, 1994     Commission File Number   1-5620



                        SAFEGUARD SCIENTIFICS, INC.
             (Exact name of registrant as specified in its charter)


Pennsylvania                                         23-1609753
(state or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification Number)


800 The Safeguard Building,435 Devon Park Drive Wayne, PA    19087
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code
(215) 293-0600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X                       No



Number of shares outstanding as of May 13, 1994



Common Stock            4,718,649


PAGE 1 OF            PAGES.
EXHIBIT INDEX ON PAGE      .

                       SAFEGUARD SCIENTIFICS, INC.
                       QUARTERLY REPORT FORM 10-Q

                                  INDEX

                                                       Page

                                 PART I

Financial Statements:

     Consolidated Balance Sheets -
     March 31, 1994 and December 31, 1993                3

     Consolidated Statements of Operations -
     Three Months Ended March 31, 1994 and 1993          5

     Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 1994 and 1993          6

     Notes to Consolidated Financial Statements          7

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations       8


                                PART II

Other Information:
     Item 4 - Submission of Matters to a Vote of
              Security Holders                          12
     Item 5 - Other Information                         12
     Item 6 - Exhibits                                  12
     Signatures                                         13

                           SAFEGUARD SCIENTIFICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (000 omitted)
                                          March 31          Dec. 31
                                            1994              1993
                                        (UNAUDITED)
ASSETS

Current Assets
Cash                                     $  10,701         $  9,796
Receivables less allowances
   ($5,590 - 1994; $5,480 - 1993)          234,984          258,734
Inventories                                153,413          131,263
Other current assets                         6,016            4,377

   Total current assets                    405,114          404,170

Property, Plant and Equipment               77,481           79,789
   Less accumulated depreciation
     and amortization                       31,491           33,429

                                            45,990           46,360

Commercial Real Estate                      42,435           47,460
   Less accumulated depreciation            10,308           11,037

                                            32,127           36,423

Other Assets
   Investments                              24,102           16,663
   Notes and other receivables               4,016            3,329
   Excess of cost over net assets of
     businesses acquired                    24,627           25,434
   Other                                    10,454           10,445

                                            63,199           55,871

                                         $ 546,430        $ 542,824


                           SAFEGUARD SCIENTIFICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           (000 omitted except shares)

                                           March 31         Dec. 31
                                             1994             1993
                                         (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Current commercial real estate debt       $  11,009        $  11,038
Current debt obligations                      5,634            5,461
Accounts payable                            163,629          168,836
Accrued expenses                             42,866           50,261
Taxes on income                               2,660            3,078

  Total current liabilities                 225,798          238,674

Long-Term Debt                              164,617          156,482
Commercial Real Estate Debt                  25,126           29,630

Deferred Taxes                                3,343            2,141
Other Liabilities                             1,193            1,305

Minority Interest                            29,157           25,825

Shareholders' Equity
Common stock, par value $.10 a share
  Authorized - 20,000,000 shares
  Issued     - 5,466,557 shares                 547              547
Additional paid-in capital                   26,149           26,177
Retained earnings                            79,323           76,040
Treasury stock, at cost
  779,348 shares-1994                       (13,717)
  795,348 shares-1993                                        (13,997)
Net unrealized appreciation on investments    4,894
                                             97,196           88,767

                                          $ 546,430        $ 542,824


                            SAFEGUARD SCIENTIFICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (000 omitted)
                                             Three Months Ended
                                                   March 31
                                             1994            1993
                                                 (UNAUDITED)
Revenues
  Information Technology
    Microcomputer Systems                 $ 280,857       $ 200,856
    Information Solutions                    17,530          14,394
    Workstation and Security Systems         17,784           8,810
                                            316,171         224,060

  Metal Finishing                             7,260           7,051

  Commerical Real Estate                      1,215           1,232
  Net sales                                 324,646         232,343

  Gains on sales of securities, net           2,307           4,630
  Other income                                1,731             682
    Total revenues                          328,684         237,655

Costs and Expenses
  Cost of sales                             267,358         185,449
  Selling                                    29,147          23,532
  General and administrative                 17,367          13,843
  Depreciation and amortization               4,210           4,474
  Interest                                    3,698           3,256
  (Income) loss from equity investments        (142)            302
    Total costs and expenses                321,638         230,856

Earnings Before Minority Interest
  and Taxes                                   7,046           6,799

  Minority interest                          (1,386)           (868)
Earnings Before Taxes On Income               5,660           5,931

  Provision for taxes on income               2,377           2,595
Net Earnings                               $  3,283        $  3,336

Earnings Per Share
  Primary                                  $    .64        $    .63
  Fully Diluted                                 .60             .60

Average Common Shares Outstanding
  Primary                                     4,894           5,151
  Fully Diluted                               4,894           5,172


                            SAFEGUARD SCIENTIFICS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000 omitted)
                                                   Three Months Ended
                                                        March 31
                                                 1994              1993
                                                      (UNAUDITED)
Operating Activities
  Net earnings                                $  3,283          $  3,336
  Adjustments to reconcile net earnings to
    cash from operating activities
    Depreciation and amortization                4,210             4,474
    Increase in deferred taxes                   1,358             2,653
    (Income) loss from equity investments         (142)              302
    Gains on sales of securities, net           (2,307)           (4,630)
    Other, net                                     811               580
                                                 7,213             6,715

Cash provided (used) by changes in working
    capital items
    Receivables                                 22,759            12,407
    Inventories                                (26,098)            4,254
    Other current assets                        (1,412)             (486)
    Accounts payable and accrued expenses      (11,180)          (26,734)
    Taxes on income                                236               212
                                               (15,695)          (10,347)
Cash (used) by operating activities             (8,482)           (3,632)

Proceeds from sales of securities, net           2,480             7,786
Cash (used) provided by operating activities
    and sales of securities, net                (6,002)            4,154

Other Investing Activities
    Businesses acquired                                           (1,388)
    Investments and notes acquired, net             99            (2,407)
    Expenditures for property, plant &
      equipment                                 (2,742)           (4,196)
    Commercial real estate costs                                     (47)
    Other, net                                  (1,418)             (584)

Cash (used) by other investing activities       (4,061)           (8,622)

Financing Activities
    Net borrowings on revolving credit
      facilities                                10,998             8,733
    Net (repayments) on term debt               (2,872)             (392)
    Stock issued by subsidiary                   2,590
    Stock options exercised                        252             1,013
Cash provided by financing activities           10,968             9,354
Increase in Cash                                   905             4,886

Cash - beginning of year                         9,796             8,903

Cash - End of Period                          $ 10,701          $ 13,789


                      SAFEGUARD SCIENTIFICS, INC.
              Notes to Consolidated Financial Statements

1. The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The summary of Accounting Policies and Notes to Consolidated Financial
Statements included in the 1993 Form 10-K should be read in conjunction with the accompanying statements.
These statements included all adjustments (consisting only of normal recurring accruals) which the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

2. Inventories, primarily finished goods, are stated primarily at the lower of average cost or market.

3. Statement of Financial Accounting Standard No. 115,
"Accounting for Certain Investments in Debt and Equity
Securities" is effective for fiscal year 1994. Certain investments accounted for under the cost method of accounting are classified as available-for-sale and recorded at fair value with unrealized holding gains and losses recorded as a separate component of shareholders' equity net of tax. The Company adopted the new accounting rules as of January 1, 1994 and increased investments and shareholders' equity by $4.9 million.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operations Overview

Net  sales for the first quarter of 1994 increased  40%
to  $324.6 million compared to $232.3 million  for  the
same  period  in  1993.  After-tax  operating  earnings
before  security gains and minority interest more  than
doubled to $2.74 million, or $.56 a share, compared  to
$1.22 million, or $.24 a share in the first quarter  of
1993.   Net  income for the first quarter of  1994  was
$3.28 million, or $.64 a share, which approximated 1993 first quarter net income of $3.34 million, or $.63 a share due to lower discretionary security gains in 1994.

                                  Three Months Ended
                                        March 31
                                   1994           1993
                                     (000's omitted)
[CAPTION]
[S]                                [C]           [C]
Operating earnings before
  security gains and minority
  interest                         2,749          1,220
Security gains                     1,338          2,604
Minority interest                   (804)          (488)
Net earnings                      $3,283         $3,336

The higher sales reflect increases at most of the
operating units with CompuCom accounting for a
majority of the increase.  CompuCom's net sales for
the quarter ended March 31, 1994 increased 40% from
the same period in 1993 to $280.9 million.  CompuCom's
sales performance reflects an increase in demand by
corporate customers for personal computers,
particularly 486-based machines.  As these customers
evaluate  their information needs, more and more  are
opting   for  networked  personal  computer   platforms
instead of continuing their mainframe and mini-computer
environments.   CompuCom's customer order backlog at
March 31, 1994 increased over 50% compared to December 31, 1993, primarily as a result of product availability issues resulting from more frequent introductions of new products and shortened product cycles, as well as CompuCom's overall increase in sales activity. In addition, the weakening financial condition of certain competitors had a favorable impact on the CompuCom's net sales. Also contributing to the sales increase were increased workstation and security systems sales due to the Maris acquisition.

Operating earnings more than doubled compared to the first quarter of 1993. CompuCom again accounted for most of the increase. In addition, the Company recorded a net gain of $651,000 on the sale of one of its commercial real estate properties in March.

Cambridge Technology Partners continued its increase in sales and earnings by recording an 124% increase in net earnings on an 84% sales increase compared to the first quarter of 1993. The Company uses the equity method in accounting for its approximately 23% ownership interest of Cambridge.

First quarter 1994 security gains represents a distribution from the Company's venture capital fund investments in excess of carrying cost.
Security gains of varying magnitude have been realized in recent years; prior gains are not necessarily indicative of gains which may be realized in the future.

The relationship from quarter to quarter of certain expenses to sales has fluctuated due to CompuCom's microcomputer sales growth, changes in the sales mix of the Company's diversified units and the fixed nature of
certain  expenses.   Because of the relative  size  and
significance of CompuCom in the consolidated results, fluctuations in the other business units have tended to have  a  minimal impact on the relationship of expenses
to  sales.   The gross margin percentage was 17.6%  for
the  first  quarter of 1994 compared to 20.2%  for  the
same period of 1993.  This decrease is primarily due to
the  significant increase in microcomputer  sales.   An
increase   in  microcomputer  sales  tends  to   reduce
consolidated margins since microcomputer margins are lower than margins of other operating units. The gross margin percentage on microcomputer sales was 12.9% in the first quarter of 1994 and 14.7% in the first quarter of 1993. The decrease is due primarily to a decline in product margins, resulting from pricing
pressures  created  by  intense competition.   Future
product margins will be influenced by manufacturers pricing strategies together with pressures from competition. However, CompuCom historically has been able to offset the margin decline (on a percentage of net sales basis) through the control of operating expenses. Also contributing to the lower gross margins was the late
1993 Maris acquisition which realized margins of 15.4% which are comparable to margins realized in the electrical contracting industry.

Selling   expenses  for  the  first  quarter  of   1994
decreased as a percentage of sales from 10.1%  in  1993
to  9.0%.   This  trend  primarily reflects  additional
efficiencies in CompuCom's sales process resulting from
increased productivity of its sales force.  General and
administrative expenses for the first quarter  of  1994
decreased as a percentage of sales from 6.0% in 1993 to 5.3% reflecting improved efficiencies and the fixed expense components being spread over a larger sales base.

Interest expense increased in the first quarter of 1994
compared   to  the  same  period  in  1993,  reflecting
increased working capital needs at CompuCom needed to support their significant revenue growth partially offset by lower expense on commercial real estate debt as a result of refinancing certain properties at more favorable rates.


Liquidity and Capital Resources

The  Company and its two largest majority-owned  public
company,   operating  subsidiaries   -   CompuCom   and
CenterCore  - each maintain separate, independent  bank
credit facilities with several banks.  The subsidiaries
credit  facilities  are non-recourse  to  the  Company,
except  that  the  Company has  provided  two  separate
guarantees of CenterCore's bank debt, one of  which  is
limited  to  a maximum amount of $940,000.   The  other
guarantee is limited to a maximum amount of $3,700,000.
The subsidiaries bank debt prohibit the payment of dividends while the credit lines remain outstanding.
The combination of a satisfactory relationship with several banks, proceeds from the sale of securities, internally generated funds and in the case of CompuCom, the equity of the business and the subordinated debt financing, have been available to satisfy cash requirements to fund business activities.

On  March 31, 1994, the Company purchased $5 million of
newly  issued convertible preferred stock from CompuCom
and has committed to purchase an additional $15 million
in  1994  in  three quarterly purchases of  $5  million
each.   In  March  1994, CompuCom  increased  its  bank
revolving  credit facility from $125  million  to  $150
million to support the revenue growth.  In addition,  a
portion of the outstanding principal balance is subject
to a fixed rate of interest at 7.16%; for the remainder
of  the unpaid principal CompuCom may elect an interest
rate   of  LIBOR  plus  2.75%  per  annum  subject   to
limitations and/or 0.5% above the prime rate per annum.
The maturity was extended to August 1996.

The commitment to purchase the CompuCom preferred stock
together  with  other projected cash requirements  will
require the Company to increase availability under  its
line  of  credit  and/or generate  cash  from  sale  of
securities.   The Company expects its future  corporate
liquidity to be generated through internal cash flow, the sale, as required, of selected minority-owned, publicly traded securities and increased availability under the credit facility, which is currently being negotiated.

In  March  1994, CenterCore entered into a $10  million
revolving  credit agreement with a new bank and  repaid
the  prior credit facilities.  Borrowings bear interest
at  prime plus 3/4%, with a LIBOR rate option on up  to
50%  of  the outstanding loan balance.  All outstanding
principal  is due on May 16, 1996, unless renegotiated.
Outstanding  borrowings  under  the  revolving   credit
facility were $7.1 million at March 31, 1994 compared to $5.2 million at December 31, 1993. Availability under the facility was $1.6 million at March 31, 1994.

Total and excess borrowing availability under the credit facility has decreased, and CenterCore recognizes the need to conserve cash through efficient management of both receivables and payables. In an effort to conserve cash CenterCore has delayed payment of certain payables.
The extension of payables has begun to have an adverse effect on the supply of materials for Maris to complete projects, which also has affected Maris' ability to generate new revenues and collect receivables on projects in process. CenterCore is not currently in default of its credit agreement; however, if losses continue at their current level during the second quarter or if additional working capital financing to reduce Maris' payables is not obatined or if cash flow from operations continues to be insufficient to fund operating needs, CenterCore will become in default of its credit agreement. The Company has indicated its willingness, subject to the satisfaction of certain conditions, to provide up to $1 million of additional financing to CenterCore, and to provide a guarantee of up to $3 million of additional third party financing.

Capital expenditures were $2.7 million for the first quarter of 1994 and are expected to be in $9.8 million range for the year with CompuCom representing approximately
$5 million of 1994 expenditures.

Item 4.  Submission of Matters to a Vote of Security Holders

The  Company held its Annual Meeting of Shareholders on
May 12, 1994. At the meeting, the shareholders voted in favor of electing as directors the eleven nominees named in the Proxy Statement dated April 8, 1994. The number of votes cast for or withheld, were as follows:

I.  ELECTION OF DIRECTORS
                                         FOR               WITHHELD

Warren V. Musser                       3,740,060            47,151
Vincent G. Bell, Jr.                   3,717,844            69,367
Robert A. Fox                          3,740,460            46,751
Delbert W. Johnson                     3,740,460            46,751
Peter Likins, Ph.D.                    3,740,260            46,951
Jack L. Messman                        3,738,260            48,951
Russell E. Palmer                      3,720,544            66,667
John W. Poduska, Sr., Ph.D.            3,740,260            46,951
Heinz Schimmelbusch, Ph.D.             3,739,660            47,551
Hubert J.P. Schoemaker, Ph.D.          3,738,760            48,451
Jean C. Tempel                         3,740,260            46,951


Item 5.  Other Information

The Company sold its controlling interest in Micro
Decisionware, Inc. to Sybase, Inc. in April, 1994.
Under the terms of the agreement, Micro Decisionware shareholders, including Safeguard which owned approximately
55% on a fully diluted basis, received shares of Sybase common stock valued at $25 million. Safeguard also entered into a consulting and non-compete agreement with Sybase and received $1.6 million at closing with the potential to receive an additional $11.9 million based upon the future performance of Micro Decisionware.


Item 6.  Exhibits

     (a)  Exhibits

           Number                   Description


             11          Computation of Primary Earnings Per Share - page 14


(b) No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1994.

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SAFEGUARD SCIENTIFICS, INC.
                                      (Registrant)

Date:   May 16, 1994          /s/  Warren V. Musser
                              Warren V. Musser, Chairman,
                              President and Chief Executive
                              Officer


Date:   May 16, 1994          /s/  Gerald M. Wilk
                              Gerald M. Wilk
                              Vice President
                              (Principal Financial and
                                Principal Accounting Officer)

                               SAFEGUARD SCIENTIFICS, INC.

                     EXHIBIT 11 - CALCULATION OF PER SHARE EARNINGS
                                                Three Months Ended
                                                    March 31
                                              1994           1993
Primary earnings per common share

Net earnings                                  3,283          3,336
Adjustment(1)                                  (157)          (112)
                                              3,126          3,224

Average common shares outstanding             4,681          5,031

Average common share equivalents                213            120

Average number of common shares and
common share equivalents outstanding          4,894          5,151

Primary earnings per common share             $ .64          $ .63

Fully diluted earnings per common share

Primary net earnings                          3,283          3,336
Adjustment(1)                                  (344)          (251)
                                              2,939          3,085
Average number of common shares
assuming full dilution                        4,894          5,172

Fully diluted earnings per common share       $ .60          $ .60

(1) Net earnings are adjusted (unless anti-dilutive) for the affect of options, warrants (primary earnings) and convertible securities
    (fully diluted) issued by the Company's public subsidiaries.
