Form 10-Q
period 1994-06-30
SAFEGUARD SCIENTIFICS INC
filed 1994-08-15
CIK 86115

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended   June 30, 1994       Commission File Number   1-5620



                   SAFEGUARD SCIENTIFICS, INC.
     (Exact name of registrant as specified in its charter)

     Pennsylvania                                          23-1609753
(state or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

800 The Safeguard Building,  435 Devon Park Drive  Wayne, PA    19087
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


               Yes    X                 No

Number of shares outstanding as of      August 10, 1994

Common Stock                            4,761,909


PAGE 1 OF 15 PAGES.
EXHIBIT INDEX ON PAGE      2.


                   SAFEGUARD SCIENTIFICS, INC.
                   QUARTERLY REPORT FORM 10-Q

                              INDEX

                             PART I
                                                             Page

Financial Statements:


 Consolidated Balance Sheets -
 June 30, 1994 and December 31, 1993                          3

 Consolidated Statements of Operations -
 Three Months Ended June 30, 1994 and 1993                    5
 Six Months Ended June 30, 1994 and 1993                      6

 Consolidated Statements of Cash Flows -
 Six Months Ended June 30, 1994 and 1993                      7

 Notes to Consolidated Financial Statements                   8

 Management's Discussion and Analysis of
 Financial Condition and Results of Operations               10


                             PART II

Other Information:
 Item 6 - Exhibits                                           14
 Signatures                                                  15





                                 SAFEGUARD SCIENTIFICS, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                        (000 omitted)


                                                              June 30                Dec. 31
ASSETS                                                          1994                   1993
                                                          --------------           -----------
                                                             (UNAUDITED)
Current Assets
Cash                                                      $        8,662           $     9,796
Receivables less allowances
  ($5,030 - 1994;  $5,480 - 1993)                                232,346               258,734
Inventories                                                      162,210               131,263
Other current assets                                               6,059                 4,377
                                                          --------------           -----------
    Total current assets                                         409,277               404,170


Property, Plant and Equipment                                     77,026                79,789
    Less accumulated depreciation
        and amortization                                         (32,512)              (33,429)
                                                          --------------           -----------
                                                                  44,514                46,360

Commercial Real Estate                                            42,430                47,460
     Less accumulated depreciation                               (10,664)              (11,037)
                                                          --------------           -----------
                                                                  31,766                36,423

Other Assets
Investments                                                       38,346                16,663
Notes and other receivables                                        2,987                 3,329
Excess of cost over net assets of
  businesses acquired                                             22,131                25,434
Other                                                              9,076                10,445
                                                          --------------           -----------
                                                                  72,540                55,871
                                                          --------------           -----------
                                                          $      558,097           $   542,824
                                                          ==============           ===========



                                 SAFEGUARD SCIENTIFICS, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                 (000 omitted except shares)


                                                               June 30                Dec. 31
LIABILITIES AND SHAREHOLDERS' EQUITY                            1994                   1993
                                                          --------------           -----------
                                                             (UNAUDITED)
Current Liabilities
Current commercial real estate debt                       $       11,004           $    11,038
Current debt obligations                                           4,742                 5,461
Accounts payable                                                 156,234               168,836
Accrued expenses                                                  43,806                50,261
Taxes on income                                                                          3,078
                                                          --------------           -----------
    Total current liabilities                                    215,786               238,674

Long-Term Debt                                                   183,170               156,482
Commercial Real Estate Debt                                       25,076                29,630

Deferred Taxes                                                     3,211                 2,141
Other Liabilities                                                    963                 1,305

Minority Interest                                                 28,156                25,825

Shareholders' Equity
Common stock, par value $.10 a share
    Authorized -20,000,000 shares
    Issued     - 5,466,557 shares                                    547                   547
Additional paid-in capital                                        25,924                26,177
Retained earnings                                                 83,131                76,040
Treasury stock, at cost
         705,523 shares-1994                                     (12,707)
         795,348 shares-1993                                                           (13,997)
Net unrealized appreciation on investments                         4,840
                                                          --------------           -----------
                                                                 101,735                88,767
                                                          --------------           -----------
                                                          $      558,097           $   542,824
                                                          ==============           ===========


 SAFEGUARD SCIENTIFICS, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (000 omitted)


                                               Three Months Ended
                                                   June 30
                                            1994                  1993
                                        -----------           -----------
Revenues                                           (UNAUDITED)

     Information Technology
        Microcomputer Systems           $   306,625           $   239,707
        Information Solutions                15,824                15,248
        Workstation and Security Systems     15,612                 8,944
                                        -----------           -----------
                                            338,061               263,899

     Metal Finishing                          7,281                 6,872

     Commercial Real Estate                     856                 1,166
                                        -----------           -----------
     Net Sales                              346,198               271,937

     Gains on sales of securities, net        4,557                 3,878

     Other income                               431                   722
                                        -----------           -----------
         Total Revenues                     351,186               276,537

Costs and Expenses
    Cost of sales                           287,762               219,532
    Selling                                  29,534                26,402
    General and administrative               18,262                15,913
    Depreciation and amortization             4,109                 4,304
    Interest                                  4,056                 3,362
    (Income) loss from equity investments      (231)                  259
                                        -----------           -----------
        Total Costs and Expenses            343,492               269,772
                                        -----------           -----------
Earnings Before Minority Interest
   and Taxes                                  7,694                 6,765
   Minority interest                         (1,333)               (1,396)
                                        -----------           -----------
Earnings Before Taxes On Income               6,361                 5,369

    Provision for taxes on income             2,553                 2,527
                                        -----------           -----------
Net Earnings                            $     3,808           $     2,842
                                        ===========           ===========
Earnings Per Share
    Primary                             $       .74           $       .52
    Fully Diluted                               .69                   .48

Average Common Shares Outstanding
   Primary                                    4,928                 5,142
   Fully Diluted                              4,928                 5,142


SAFEGUARD SCIENTIFICS, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (000 omitted)



                                                 Six Months Ended
                                                      June 30
                                            1994                  1993
                                        -----------           -----------
                                                   (UNAUDITED)
Revenues
     Information Technology
        Microcomputer Systems           $   587,482           $   440,563
        Information Solutions                33,354                29,642
        Workstation and Security Systems     33,396                17,754
                                        -----------           -----------
                                            654,232               487,959

     Metal Finishing                         14,541                13,923

     Commercial Real Estate                   2,071                 2,398
                                        -----------           -----------
     Net Sales                              670,844               504,280

     Gains on sales of securities,            6,864                 8,508
        net
     Other income                             2,162                 1,404
                                        -----------           -----------
         Total Revenues                     679,870               514,192
Costs and Expenses
    Cost of sales                           555,120               404,981
    Selling                                  58,681                49,934
    General and administrative               35,629                29,756
    Depreciation and amortization             8,319                 8,778
    Interest                                  7,754                 6,618
    (Income) loss from equity investments      (373)                  561
                                        -----------           -----------
        Total Costs and Expenses            665,130               500,628
                                        -----------           -----------
Earnings Before Minority Interest
     and Taxes                               14,740                13,564
   Minority interest                         (2,719)               (2,264)
                                        -----------           -----------
Earnings Before Taxes On Income              12,021                11,300

    Provision for taxes on income             4,930                 5,122
                                        -----------           -----------
Net Earnings                            $     7,091           $     6,178
                                        ===========           ===========
Earnings Per Share
    Primary                             $      1.38           $      1.15
    Fully Diluted                              1.28                  1.08

Average Common Shares Outstanding
   Primary                                    4,911                 5,148
   Fully Diluted                              4,911                 5,148




 SAFEGUARD SCIENTIFICS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (000 omitted)

                                                          Six Months Ended
                                                              June 30
                                              ----------------------------------
                                                    1994                  1993
                                              ------------           -----------
                                                          (UNAUDITED)

Operating Activities
  Net earnings                                $      7,091           $     6,178
  Adjustments to reconcile net earnings to
      cash from operating activities
      Depreciation and amortization                  8,319                 8,778
      Increase in deferred taxes                     1,070                 2,536
      Loss from equity investments                    (373)                  561
      Gains on sales of securities, net             (6,864)               (8,508)
      Other, net                                     1,527                 1,426
                                              ------------           -----------
                                                    10,770                10,971
Cash provided (used) by changes in working
      capital items
      Receivables                                   21,364                (5,074)
      Inventories                                  (34,387)               (5,925)
      Other current assets                          (1,166)                 (647)
      Accounts payable and accrued expenses        (12,574)                  396
      Taxes on income                               (3,478)                  300
                                              ------------           -----------
                                                   (30,241)              (10,950)
                                              ------------           -----------
Cash (used) provided by operating activities       (19,471)                   21
Proceeds from sales of securities, net               2,876                18,855
                                              ------------           -----------
Cash (used) provided by operating activities
      and sales of securities, net                 (16,595)               18,876
Other Investing Activities
    Investments and notes acquired, net             (4,573)               (3,379)
    Expenditures for property, plant & equipment    (6,224)               (9,865)

    Commercial real estate costs                                             (47)
    Businesses acquired                                                   (1,388)
    Other, net                                      (4,407)               (2,066)
                                              ------------           -----------
Cash (used) by other investing activities          (15,204)              (16,745)
Financing Activities
    Net borrowings on revolving credit
      facilities                                    18,865                11,557
    Repayments on term debt                         (3,988)               (6,915)
    Borrowings on term debt                         12,121                   714
    Stock issued by subsidiary                       2,631
    Stock options exercised                          1,036                 1,013
                                              ------------           -----------
Cash provided by financing activities               30,665                 6,369
                                              ------------           -----------
 (Decrease) Increase in Cash                        (1,134)                8,500
Cash - beginning of year                             9,796                 8,903
                                              ------------           -----------
Cash - End of Period                           $     8,662            $   17,403
                                              ============           ===========


                  SAFEGUARD SCIENTIFICS, INC.
           Notes to Consolidated Financial Statements


1. The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The summary of Accounting Policies and Notes to Consolidated Financial Statements included in the 1993 Form 10-K should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring accruals) which the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

2. Inventories, primarily finished goods, are stated primarily at the lower of average cost or market.

3. Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" is effective for fiscal year 1994. Certain investments accounted for under the cost method of accounting are classified as available-for-sale and recorded at fair value with unrealized holding gains and losses recorded, net of tax, as a separate component of shareholders' equity. The Company adopted the new accounting rules as of January 1, 1994 and increased investments and shareholders' equity by $4.9 million.

4. The Company sold its controlling interest in Micro Decisionware, Inc. to Sybase, Inc. in April, 1994. Under the terms of the agreement, Micro Decisionware shareholders, including Safeguard which owned approximately 55% on a fully diluted basis, received shares of Sybase common stock valued at $25 million. Safeguard also entered into a consulting and non-compete agreement with Sybase and received $1.6 million at closing with the potential to receive an additional $11.9 million based upon the future performance of Micro Decisionware.

5. In June, 1994, the Company expanded its credit facility to $50 million. The facility consists of a $30 million revolving credit facility that expires March 31, 1997 and a $20 million term loan. The term loan is repayable in installments of $7 million in both March 1995 and March 1996 and $6 million in March 1997. Interest is at prime or, at the Company's option, a portion of the facility can be converted to LIBOR plus 2.25%.

     During March 1994, CompuCom executed an amendment to the August 1993 Financing and Security Agreement increasing the availability under the CompuCom bank revolving credit facility ("Credit Facility") from $125 million to $150 million. The new facility provides for a fixed rate of interest of 7.18% on $60 million of the outstanding principal balance. In addition, for the remainder of the unpaid principal, CompuCom has the option to elect the London Interbank Offered Rate ("LIBOR") plus 2.75% per annum, subject to certain limitations, and/or an interest rate of 0.5% above the prime rate per annum. During the second quarter of 1994 CompuCom elected to utilize LIBOR on a portion of the outstanding principal balance. Total borrowings are based on certain limits, as defined, and are secured by receivables, a portion of inventories and substantially all other assets of CompuCom. The Credit Facility subjects CompuCom to certain restrictions and covenants related to, among others, tangible net worth, debt to tangible net worth, net earnings, and limits the amount available for capital expenditures and dividends. All unpaid principal borrowed and unpaid accrued interest thereon, under the Credit Facility, are due March 1997.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operational Overview

      Net sales for the second quarter of 1994 increased 27% to $346.2 million compared to $271.9 million for the same period in 1993. Operating earnings before security gains and minority interest increased 23% to $1.9 million, or $.38 a share, compared to $1.54 million, or $.30 a share in the second quarter of 1993. Net earnings for the second quarter of 1994 was $3.81 million, or $.74 a share, a 34% increase over 1993 second quarter net earnings of $2.84 million, or $.52 a share. Included in the second quarter results was a net gain of $2.71 million ($4.56 million pretax) on the sale of Safeguard's controlling interest in Micro Decisionware to Sybase, Inc.

      Net sales for the six months ended June 30, 1994 of $670.8 million increased 33% over the comparable period in 1993. Operating earnings before security gains and minority interest increased 68% to $4.64 million, or $.95 a share, compared to $2.76 million, or $.54 a share in 1993. Net earnings for the six months ended June 30, 1994 were $7.09 million, or $1.38 a share, a 15% increase over 1993 net earnings of $6.18 million, or $1.15 a share.


                                   Three Months          Six Months
                                  Ended June 30         Ended June 30
                                  1994     1993        1994      1993


Operating earnings before
  security  gains
  and minority interest         $1,896   $1,544      $4,645     $2,764
Security gains                   2,712    2,047       4,050      4,651
Minority interest                 (800)    (749)     (1,604)    (1,237)
                                -------  -------     -------    -------
Net earnings                    $3,808   $2,842      $7,091     $6,178
                                =======  =======     =======    =======

      Net sales increased at all but one operating unit for the three months ended June 30, 1994 compared to the same period in 1993 with CompuCom again accounting for a large majority of this increase. CompuCom's higher sales reflect an increase in demand by corporate customers for personal computers, particularly 486-based machines, and their continued focus on providing quality products and services at competitive prices. As corporate customers evaluate their information needs, more and more are opting for networked personal computer (PC) platforms instead of continuing their mainframe and mini-computer environments.

       CompuCom's customer order backlog at June 30, 1994 increased 50% compared to December 31, 1993, primarily as a result of product availability issues and CompuCom's overall increase in sales activity. However, the impact of product availability issues has lessened as certain manufacturers have increased their manufacturing capabilities resulting in product supply starting to catch up with demand. In addition, the weakening financial conditions of certain competitors had a favorable impact on CompuCom's net revenues.

      Operating earnings increased 23% for the second quarter ended June 30, 1994 compared to the second quarter of 1993. CompuCom and Coherent Communications Systems Corp. reported increases in operating earnings of 25% and 107%, respectively which represented most of the improvement. Partially offsetting this were losses at CenterCore, and the deconsolidation of Micro Decisionware, which was sold early in the quarter. A significant portion of CenterCore's loss related to unanticipated costs associated with certain construction contracts in progress that adversely affected Maris' gross profit margin.

      Cambridge Technology Partners continued its increase in sales and earnings by recording an 114% increase in net earnings on an 84% sales increase in the second quarter of 1994 compared to 1993. The Company uses the equity method in accounting for its approximately 24% ownership interest in Cambridge.

      Security gains for the second quarter of 1994 reflect the sale of the Company's 55% interest in Micro Decisionware, Inc. to Sybase,
Inc. Under the terms of the agreement, the Company and minority shareholders of Micro Decisionware received shares of Sybase stock valued at approximately $25 million dollars. In addition, the Company entered into a consulting and non-competition agreement with Sybase and received $1.6 million at closing with the potential to receive an
additional $11.9 million  based  upon future  performance.   Security
gains of varying magnitude have been realized in recent periods; prior gains are not necessarily indicative of gains which may be realized in the future.

      The relationship from quarter to quarter of certain expenses has fluctuated due to CompuCom's microcomputer sales growth, changes in the sales mix of the Company's diversified units and the fixed nature of certain expenses. Because of the relative size and significance of CompuCom in the consolidated results, fluctuations in the other business units have tended to have a minimal impact on the relationship of expenses to sales. The gross margin percentage was 16.9% for the second quarter of 1994 compared to 19.3% for the same period of 1993. This decrease is primarily due to the significant increase in microcomputer sales. An increase in microcomputer sales tends to reduce consolidated margins since microcomputer margins are lower than margins of other operating units. The gross margin percentage on microcomputer sales was 13.2% in the second quarter of 1994 and 14.4% in the second quarter of 1993. The decrease is due primarily to a decline in product margins, resulting from pricing pressures created by intense competition. However, CompuCom historically has been able to offset the margin decline (on a percentage of net sales basis) through the control of operating expenses. In addition, the decline in product margins has been partially offset by the impact of service margins, which have become a larger
percentage of the Company's net revenues.   Future product margins will
be influenced by manufacturers' pricing strategies together with pressures from competition partially offset by CompuCom's ability to accelerate the growth of its more profitable service business.

      Selling expenses for the second quarter of 1994 decreased as a percentage of sales from 9.7% in 1993 to 8.5%. General and administrative expenses for the second quarter of 1994 decreased as a percentage of sales from 5.8% in 1993 to 5.3%. These trends primarily reflect CompuCom's continued efforts to control operating expense growth through enhanced productivity and selling expenses of Micro Decisionware elimated in the second quarter of 1994.

     Interest expense increased in the second quarter of 1994 compared to
the   same   period   in  1993,  reflecting  increased  working   capital
requirements   at  CompuCom  needed  to  support   their
significant revenue growth. In addition, interest expense increased at CenterCore reflecting acquisition related debt. These increases were partially offset by lower expense on commercial real estate debt as a result of refinancing certain properties at more favorable rates.

Liquidity and Capital Resources

      The  Company  and its two largest majority-owned public  company,
operating  subsidiaries  -  CompuCom,   and  CenterCore  -  each
maintain separate, independent bank credit facilities with several banks. The subsidiaries credit facilities are non-recourse to the Company, except that the Company has guaranteed $6.1 million of CenterCore's bank debt. The subsidiaries bank debt prohibit the payment of dividends while the credit lines remain outstanding. The combination of a satisfactory relationship with several banks, proceeds from the sale of securities, internally generated funds and in the case of CompuCom, the equity of the business and the subordinated debt financing, have been available to satisfy cash requirements to fund business activities.

      During 1994, the Company purchased a total of $10 million of newly issued convertible preferred stock from CompuCom and has committed to purchase an additional $10 million in 1994 in two quarterly purchases of $5 million each. In March 1994, CompuCom increased its bank revolving credit facility from $125 million to $150 million to support the revenue growth. The maturity was extended to March 1997. In addition, $60 million of the outstanding principal balance is subject to a fixed rate of interest at 7.18%; for the remainder of the credit facility CompuCom may elect an interest rate of LIBOR plus 2.75% per annum subject to limitations and/or 0.5% above the prime rate per annum.

      The commitment to purchase the CompuCom preferred stock together with other projected cash requirements required the Company to increase availability under its line of credit. In June 1994, the Company expanded its credit facility to $50 million. The facility consists of a $30 million revolving credit facility that expires March 31,
1997  and  a  $20  million  term loan.  The term  loan  is  repayable  in installments of $7 million in both March 1995 and March 1996 and $6 million in March 1997. Interest is at prime or, at the Company's option, a portion of the facility can be converted to LIBOR plus 2.25%. The facility is secured by a pledge of all of the Company's publicly traded stocks. The Company expects its future corporate liquidity to be generated through internal cash flow, the sale, as required, of selected minority-owned, publicly traded securities and increased availability under the new credit facility.

      In July 1994 the Company and Coherent in a rights offering to Safeguard shareholders sold approximately 3.5 million shares of Coherent common stock at $5 a share. The Company received net proceeds from this sale of approximately $12.5 million and Coherent received approximately $4 million after underwriting discounts. The Company used the proceeds to repay debt. In conjunction with the rights offering, Coherent redeemed $4 million of preferred stock held by the Company of which $1 million was paid in August and the remainder payable in three annual
$1 million installments beginning in 1995.

      In June 1994 the Company purchased $1.5 million of CenterCore's redeemable convertible preferred stock and CenterCore amended its bank credit agreement. The amended credit agreement expands the credit line facility to $11 million from $10 million and grants a $1.5 million overadvance facility above the collateral borrowing base until May 31, 1995. These actions were necessitated by losses at CenterCore compounded by increased working capital requirements at the Maris operation since its late 1993 acquisition.

      CenterCore's outstanding borrowings under their revolving credit facility was $6.8 million at June 30, 1994 compared to $5.2 million at
December 31, 1993. Borrowing availability under the facility was approximately $1 million at June 30, 1994 compared to $1.6 million at March 31, 1994. Assuming CenterCore's losses do not continue at the level experienced in the first half, CenterCore believes its 1994 operating cash and capital requirements will be satisfied from internally generated funds and availability under the bank credit facility. However, if losses continue and new business is not generated, CenterCore will become in default of the credit facility's financial covenants and they will have to implement additional reductions in operating expenditures to conserve cash or require additional investments from the Company or other sources. CenterCore has received no commitments for additional outside funding. Such operating reductions could have an adverse impact, which may be material, on the CenterCore's operations. Although success cannot be assured, CenterCore is currently negotiating with its bank to restructure its covenants.

      Capital expenditures were $6.2 million for the first half of 1994 and are expected to be in $12 million range for the year with CompuCom representing approximately $5 million of 1994 expenditures.


Item 6.     Exhibits

     (a)  Exhibits

          Number            Description
             10     Amended  and Restated Credit Agreement and  Amended
                      and Restated Revolving Note page 16
             11     Computation of Primary Earnings Per Share - page 68

     (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1994.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SAFEGUARD SCIENTIFICS, INC.
                                        (Registrant)


Date:   August 15, 1994
                              -------------------------------------
                              Warren V. Musser, Chairman,
                              President and Chief Executive Officer


Date:   August 15, 1994
                              -------------------------------------
                              Gerald M. Wilk
                              Vice President
                              (Principal Financial and
                                Principal Accounting Officer)