Form 10-Q
period 1994-09-30
SAFEGUARD SCIENTIFICS INC ET AL
filed 1994-11-14
CIK 86115

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended   September 30, 1994  Commission File Number  1-5620
                    ------------------                          ------


                            SAFEGUARD SCIENTIFICS, INC.
- - - - ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Pennsylvania                                     23-1609753
- - - - ---------------------------------------------------------------------------
(state or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                     Identification Number)

800 The Safeguard Building,   435 Devon Park Drive     Wayne, PA19087
- - - - ---------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (215) 293-0600
                                                      --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X                        No
                     ---------                     --------

Number of shares outstanding as of      November 11, 1994

Common Stock                            9,483,518


PAGE 1 OF 16 PAGES.
EXHIBIT INDEX ON PAGE 2.

                 SAFEGUARD SCIENTIFICS, INC.
                 QUARTERLY REPORT FORM 10-Q

                            INDEX

               PART I - FINANCIAL INFORMATION
               ------------------------------
                                                          Page

Item 1 - Financial Statements:

     Consolidated Balance Sheets -
     September 30, 1994 (unaudited) and December 31, 1993   3

     Consolidated Statements of Operations -
     Three Months Ended September 30, 1994 and 1993         5
     Nine Months Ended September 30, 1994 and 1993          6

     Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 1994 and 1993          7

     Notes to Consolidated Financial Statements             8

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations         10


                     PART II - OTHER INFORMATION
                     ---------------------------
Item 6 - Exhibits                                          15

Signatures                                                 16




           SAFEGUARD SCIENTIFICS, INC.
           CONSOLIDATED BALANCE SHEETS
                  (000 omitted)

                                                      September 30     December 31
                                                  ----------------------------------
ASSETS                                                        1994             1993
                                                  ----------------------------------
                                                       (UNAUDITED)
Current Assets
Cash                                               $        10,075  $         9,796
Receivables less allowances
  ($4,544 - 1994;  $5,480 - 1993)                          239,371          258,734
Inventories                                                162,572          131,263
Other current assets                                         4,915            4,377
                                                  ----------------------------------
    Total current assets                                   416,933          404,170


Property, Plant and Equipment                               75,572           79,789
    Less accumulated depreciation
        and amortization                                   (33,553)         (33,429)
                                                  ----------------------------------
                                                            42,019           46,360

Commercial Real Estate                                      42,424           47,460
     Less accumulated depreciation                         (11,020)         (11,037)
                                                  ----------------------------------
                                                            31,404           36,423

Other Assets
Investments                                                 43,639           16,663
Notes and other receivables                                  3,282            3,329
Excess of cost over net assets of
  businesses acquired                                       21,593           25,434
Other                                                        8,896           10,445
                                                  ----------------------------------
                                                            77,410           55,871
                                                  ----------------------------------
                                                   $       567,766  $       542,824
                                                  ==================================

           SAFEGUARD SCIENTIFICS, INC.
           CONSOLIDATED BALANCE SHEETS
           (000 omitted except shares)

                                                     September 30     December 31
                                                  ----------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                          1994             1993
                                                  ----------------------------------
                                                        (UNAUDITED)
Current Liabilities
Current commercial real estate debt                $        10,998  $        11,038
Current debt obligations                                    11,930            5,461
Accounts payable                                           157,728          168,836
Accrued expenses                                            47,013           50,261
Taxes on income                                                               3,078
                                                  ----------------------------------
    Total current liabilities                              227,669          238,674

Long-Term Debt                                             172,050          156,482
Commercial Real Estate Debt                                 25,024           29,630

Deferred Taxes                                               5,007            2,141
Other Liabilities                                            1,041            1,305

Minority Interest                                           29,292           25,825

Shareholders' Equity
Common stock, par value $.10 a share
    Authorized -20,000,000 shares
    Issued     -10,933,114 shares                            1,093            1,093
Additional paid-in capital                                  25,371           25,631
Retained earnings                                           90,700           76,040
Treasury stock, at cost
         1,449,596 shares-1994                             (13,228)
         1,590,696 shares-1993                                              (13,997)
Net unrealized appreciation on investments                   3,747
                                                  ----------------------------------
                                                           107,683           88,767
                                                  ----------------------------------
                                                   $       567,766  $       542,824
                                                  ==================================



    SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
           (000 omitted)
                                             Three Months Ended
                                               September 30
                                           ----------   -----------
                                              1994          1993
                                                (UNAUDITED)
Revenues
     Information Technology
        Microcomputer Systems            $   306,654  $    256,507
        Information Solutions                 10,870        16,608
        Workstation and Security Systems      16,795         9,992
                                           ----------   -----------
                                             334,319       283,107

     Metal Finishing                           8,077         6,781

     Commercial Real Estate                      970         1,195
                                           ----------   -----------
     Net Sales                               343,366       291,083

     Gains on sales of securities, net         8,473         1,066
     Other income                                736           672
                                           ----------   -----------
         Total Revenues                      352,575       292,821

Costs and Expenses
    Cost of sales                            284,941       234,605
    Selling                                   30,777        27,845
    General and administrative                17,388        17,473
    Depreciation and amortization              4,265         4,717
    Interest                                   4,680         3,275
    (Income) loss from equity investments       (579)          (80)
                                           ----------   -----------
        Total Costs and Expenses             341,472       287,835

Earnings Before Minority Interest
     and Taxes                                11,103         4,986
   Minority interest                          (1,373)       (1,424)
                                           ----------   -----------

Earnings Before Taxes On Income                9,730         3,562

    Provision for taxes on income              2,161         1,919
                                           ----------   -----------
Net Earnings                             $     7,569  $      1,643

Earnings Per Share
    Primary                              $      0.76  $       0.15
    Fully Diluted                               0.73          0.12

Average Common Shares Outstanding
   Primary                                     9,791         9,950
   Fully Diluted                               9,815         9,998











    SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
           (000 omitted)

                                           Nine Months Ended
                                             September 30
                                        ------------------------
                                            1994        1993
                                        ----------   -----------
                                              (UNAUDITED)
Revenues
     Information Technology
        Microcomputer Systems            $   894,136  $    697,070
        Information Solutions                 44,224        46,250
        Workstation and Security Systems      50,191        27,746
                                           ----------   -----------
                                             988,551       771,066

     Metal Finishing                          22,618        20,704

     Commercial Real Estate                    3,041         3,593
                                           ----------   -----------
     Net Sales                             1,014,210       795,363

     Gains on sales of securities, net        15,337         9,574
     Other income                              2,898         2,076
                                           ----------   -----------
         Total Revenues                    1,032,445       807,013

Costs and Expenses
    Cost of sales                            840,061       639,586
    Selling                                   89,458        77,779
    General and administrative                53,017        47,229
    Depreciation and amortization             12,584        13,495
    Interest                                  12,434         9,893
    (Income) loss from equity investments       (952)          481
                                           ----------   -----------
        Total Costs and Expenses           1,006,602       788,463
                                           ----------   -----------

Earnings Before Minority Interest
     and Taxes                                25,843        18,550
   Minority interest                          (4,092)       (3,688)
                                           ----------   -----------

Earnings Before Taxes On Income               21,751        14,862

    Provision for taxes on income              7,091         7,041
                                           ----------   -----------
Net Earnings                             $    14,660  $      7,821
                                           ==========   ===========
Earnings Per Share
    Primary                              $      1.45  $       0.72
    Fully Diluted                               1.38          0.66

Average Common Shares Outstanding
   Primary                                     9,795        10,178
   Fully Diluted                               9,804        10,240


      SAFEGUARD SCIENTIFICS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
             (000 omitted)
                                                     Nine Months Ended
                                                        September 30
                                                 -----------------------------
                                                     1994            1993
                                                 -------------   -------------
                                                        (UNAUDITED)
Operating Activities
  Net earnings                                 $       14,660  $        7,821
  Adjustments to reconcile net earnings to
      cash from operating activities
      Depreciation and amortization                    12,584          13,495
      Increase in deferred taxes                        2,866           3,530
      (Income) loss from equity investments              (952)            481
      Gains on sales of securities, net               (15,337)         (9,574)
      Other, net                                        2,439           2,343
                                                 -------------   -------------
                                                       16,260          18,096
Cash provided (used) by changes in working
      capital items
      Receivables                                       9,885         (27,097)
      Inventories                                     (36,961)        (12,126)
      Other current assets                                989            (270)
      Accounts payable and accrued expenses            (5,671)          3,751
      Taxes on income                                  (4,078)          1,600
                                                 -------------   -------------
                                                      (35,836)        (34,142)
                                                 -------------   -------------
Cash (used) provided by operating activities          (19,576)        (16,046)
Proceeds from sales of securities, net                 15,837          19,961
                                                 -------------   -------------
Cash (used) provided by operating activities
      and sales of securities, net                     (3,739)          3,915
Other Investing Activities
    Investments and notes acquired, net                (7,883)         (2,202)
    Expenditures for property, plant & equipment       (8,427)         (5,024)
    Commercial real estate costs                                (14,280)
    Businesses acquired                                  (500)            (74)
    Other, net                                         (4,625)         (4,723)
                                                 -------------   -------------
Cash used by other investing activities               (21,435)        (26,303)
Financing Activities
    Net borrowings on revolving credit facilities      11,775          33,550
    Repayments on term debt                            (4,083)         (7,780)
    Borrowings on term debt                            14,548           2,710
    Stock issued by subsidiary                          2,704
    Repurchase of common stock                           (551)         (8,000)
    Stock options exercised                             1,060           1,070
                                                 -------------   -------------
Cash provided by financing activities                  25,453          21,550
                                                 -------------   -------------
 Increase in Cash                                         279            (838)
Cash - beginning of year                                9,796           8,903
                                                 -------------   -------------
Cash - End of Period                           $       10,075  $        8,065
                                                 =============   =============




                 SAFEGUARD SCIENTIFICS, INC.
         Notes to Consolidated Financial Statements
                     September 30, 1994

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




                                             (continued)


                 SAFEGUARD SCIENTIFICS, INC.
   Notes to Consolidated Financial Statements (continued)
                     September 30, 1994


5. In June, 1994, the Company expanded its credit facility to $50 million. The facility consists of a $30 million revolving credit facility that expires March 31, 1997 and a $20 million term loan. The term loan is repayable in installments of $7 million in both March 1995 and March 1996 and $6 million in March 1997. Interest is at prime or, at the Company's option, a portion of the facility can be converted to the London Interbank Offered Rate ("LIBOR") plus 2.25%.

     During March 1994, CompuCom executed an amendment to the August 1993 Financing and Security Agreement increasing the availability under the bank revolving credit facility ("Credit
Facility") from $125 million to $150 million. The new facility provides for a fixed rate of interest of 7.18% on $60 million of the outstanding principal balance. In addition, for the remainder of the unpaid principal, CompuCom has the option to elect LIBOR plus 2.75% per annum, subject to certain limitations, and/or an interest rate of 0.5% above the prime rate per annum.
During the second and third quarters of 1994 CompuCom elected to utilize LIBOR on a portion of the outstanding principal balance.
Total borrowings are based on certain limits, as defined, and are secured by receivables, a portion of inventories and substantially all other assets of CompuCom. The Credit Facility subjects CompuCom to certain restrictions and covenants related to, among others, tangible net worth, debt to tangible net worth, net earnings, and limits the amount available for capital expenditures and dividends. All unpaid principal borrowed and unpaid accrued interest thereon, under the Credit Facility, are due March 1997.

6. All share and per share data have been adjusted to reflect the two-for-one stock split of the Company's common shares effective September 7, 1994.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operational Overview

     Net sales for the third quarter of 1994 increased 18% to $343.4 million compared to $291.1 million for the same period in 1993. Net earnings for the third quarter of 1994 were $7.57 million, or $.76 a share, compared to 1993 third quarter net earnings of $1.64 million, or $.15 a share. Included in the 1994 third quarter results was a net gain of $6.29 million from the sale of securities, primarily from the sale of a portion of Safeguard's holdings in Coherent Communications in a rights offering to Safeguard's shareholders.

     Net sales for the nine months ended September 30, 1994 of $1.01 billion increased 28% over the comparable period in 1993. Net earnings for the nine months were $14.66 million, or $1.45 a share in 1994, an 87% increase over 1993 net earnings of $7.82 million, or $.72 a share. Net security gains for the first nine months of 1994 were $5.3 million higher than in 1993.

                                   Three Months Ended     Nine Months Ended
                                        September 30        September 30
                                   -------------------    -----------------
                                       1994    1993        1994      1993
                                       -----   ----        ----      ----

Operating earnings before security
gains and minority interest         $ 2,436   $ 1,960   $ 7,081     $4,724
Security gains                        6,287       387    10,337      5,038
Minority interest                    (1,154)     (704)   (2,758)    (1,941)
                                    -------   -------    ------     ------
Net earnings                          7,569     1,643    14,660      7,821
                                    =======   =======    ======     ======

     Net sales increased at all major operating units for the three months ended September 30, 1994 compared to the same period in 1993 with CompuCom again accounting for a large majority of this increase. CompuCom's higher sales reflect an increase in demand by corporate customers for personal computers, particularly 486-based machines, and their continued focus on providing quality products and services at competitive prices. As corporate customers evaluate their information needs, more and more are opting for networked personal computer
(PC) platforms instead of continuing their mainframe and mini-computer environments.

     CompuCom's customer order backlog at September 30, 1994 was $90 million. Product availability issues have lessened as certain manufacturers have increased their manufacturing capabilities resulting in product supply starting to catch up with demand.

     Operating earnings increased 24% for the third quarter ended September 30, 1994 compared to the third quarter of 1993. CompuCom and Pioneer Metal Finishing reported increases in operating earnings of 15% and 73%, respectively which represented most of the improvement. Partially offsetting this were losses at CenterCore. A significant portion of CenterCore's loss related to Maris, reflecting the continuing recognition of unanticipated costs associated with certain construction contracts acquired with the late 1993 Maris acquisition that adversely affected Maris' gross profit margin.

     Safeguard's recent rights offering companies, Coherent
Communications and Cambridge Technology Partners, continue to perform very strongly. Safeguard uses the equity method of accounting for its 45% and 24% investment, respectively, in these companies. Coherent Communications reported significantly improved operating results as sales and net earnings increased 32% and 177%, respectively in the third quarter of 1994 compared to 1993. Cambridge Technology Partners continued its increase in sales and earnings by recording an 80% increase in net earnings on a 69% sales increase in the third quarter of 1994 compared to 1993.

     Security gains for the third quarter of 1994 reflect the partial sale of the Company's interest in Coherent Communications System Corp. In July 1994, the Company sold 2.7 million shares of Coherent common stock at $5 per share in a rights offering to Safeguard shareholders. In addition, Coherent sold 800 thousand shares at the same price.
Subsequent to the rights offering the Company began using the equity method to account for its remaining 45% interest in Coherent.

     The relationship from quarter to quarter of certain expenses has fluctuated due to CompuCom's microcomputer sales growth, changes in the sales mix of the Company's diversified units and the fixed nature of certain expenses. Because of the relative size and significance of CompuCom in the consolidated results, fluctuations in the other business units have tended to have a minimal impact on the relationship of expenses to sales. The gross margin percentage was 17% for the third quarter of 1994 compared to 19.4% for the same period of 1993. This decrease is primarily due to the significant increase in microcomputer sales. An increase in microcomputer sales tends to reduce consolidated margins since microcomputer margins are lower than margins of other operating units. The gross margin percentage on microcomputer sales was 14.2% in the third quarter of 1994 compared to 13.2% in the second quarter of 1994 and 14.4% in the third quarter of 1993. The improvement over the second quarter of 1994 was primarily due to product pricing actions by certain manufacturers in August 1994, and the increase in service related activity resulting from CompuCom's continued focus on the growth of the services business. The decrease compared to the same period in 1993 is due primarily to a decline in product margins, resulting from pricing pressures created by intense competition. However, CompuCom historically has been able to offset the margin decline (on a percentage of net sales basis) through the control of operating expenses. In addition, the decline in product margins has been partially offset by the impact of service margins. Future product margins will be influenced by manufacturers' pricing strategies together with pressures from competition partially offset by CompuCom's ability to continue the growth of its service business.

     Selling expenses for the third quarter of 1994 decreased as a percentage of sales to 9.0% from 9.6% in 1993. General and administrative expenses for the third quarter of 1994 decreased as a percentage of sales from 6% in 1993 to 5.1%. These trends primarily reflect the elimination of expenses due to the second quarter sale of Micro Decisionware and the third quarter deconsolidation of Coherent. On a relative basis, these two businesses had higher selling, general and administrative expenses then CompuCom and the remaining businesses of the Company. Partially offsetting this improvement was an increase in expenses to support the expanstion of CompuCom's service business.

     Interest expense increased in the third quarter of 1994 compared to the same period in 1993, reflecting the increase in the prime borrowing rate and increased working capital requirements at CompuCom needed to support their significant revenue growth. In addition, interest expense increased at CenterCore reflecting acquisition related debt.

     The third quarter 1994 effective tax rate was lower then in the prior periods due to the Coherent rights offering. In prior periods, the Company amortized goodwill, which, at that time, was not tax deductible. With the sale of a portion of the Coherent stock, a pro rata portion of the previously expensed goodwill is currently tax deductible which reduced the effective tax rate. The Company's effective tax rate for the year is expected to be approximately 33%.


Liquidity and Capital Resources

     The Company and its two largest majority-owned public company, operating subsidiaries - CompuCom and CenterCore - each maintain separate, independent bank credit facilities with several banks. The subsidiaries' credit facilities are non-recourse to the Company, except that the Company has guaranteed $2.4 million of CenterCore's bank debt. The subsidiaries bank debt prohibit the payment of dividends while the credit lines remain outstanding. The combination of a satisfactory relationship with several banks, proceeds from the sale of securities, internally generated funds, and in the case of CompuCom, the equity of the business and the subordinated debt financing, have been available to satisfy cash requirements to fund business activities.

     During 1994, the Company purchased a total of $15 million of newly issued convertible preferred stock from CompuCom and has committed to purchase an additional $5 million on December 31, 1994. In March 1994, CompuCom increased its bank revolving credit facility from $125 million to $150 million extending the maturity to March 1997. In addition, $60 million of the outstanding principal balance is subject to a fixed rate of interest at 7.18%; for the remainder of the credit facility CompuCom may elect an interest rate of LIBOR plus 2.75% per annum subject to limitations and/or 0.5% above the prime rate per annum.


     The commitment to purchase the CompuCom preferred stock together with other projected cash requirements required the Company to increase availability under its line of credit. In June 1994, the Company expanded its credit facility to $50 million. The facility consists of a $30 million revolving credit facility that expires March 31, 1997 and a $20 million term loan. The term loan is repayable in installments of $7 million in both March 1995 and March 1996 and $6 million in March 1997. Interest is at prime or, at the Company's option, a portion of the facility can be converted to LIBOR plus 2.25%. The facility is secured by a pledge of all of the Company's publicly traded stocks. The Company expects its future corporate liquidity to be generated through internal cash flow, the sale, as required, of selected minority-owned, publicly traded securities and increased availability under the credit facility. The Company is currently considering an increase in the facility to support its future cash needs.

     In July 1994, the Company and Coherent in a rights offering to Safeguard shareholders, sold approximately 3.5 million shares of Coherent common stock at $5 a share. The Company received net proceeds from this sale of approximately $12.6 million and Coherent received approximately $3.8 million after underwriting discounts. The Company used the proceeds to repay debt. In conjunction with the rights offering, Coherent redeemed $4 million of preferred stock held by the Company of which $1 million was paid in August and the remainder payable in three annual $1 million installments beginning in 1995. The Company continues to hold approximately 2.9 million shares of Coherent, which will enable the Company to participate in the future growth of Coherent and provide an additional source of liquidity to the Company.

     In June 1994, the Company purchased $1.5 million of CenterCore's redeemable convertible preferred stock and CenterCore amended its bank credit agreement. The amended credit agreement expands the credit line facility to $11 million from $10 million and grants a $1.5 million overadvance facility above the collateral borrowing base until May 31, 1995. These actions were necessitated by losses at CenterCore compounded by increased working capital requirements at the Maris operation since its late 1993 acquisition.

     CenterCore's outstanding borrowings under their revolving
credit facility was $7.5 million at September 30, 1994 compared to $5.2 million at December 31, 1993.  Borrowing availability under the facility was approximately $.6 million at September
30, 1994 compared to $1 million at June 30, 1994.   Due to
continued losses and working capital requirements, CenterCore is not in compliance with certain financial covenants under its credit agreement. CenterCore is in the process of attempting to negotiate with the bank to reset the covenants to a level acceptable to the bank and which CenterCore can realistically maintain. Since there can be no assurance that CenterCore will be successful in restructuring these covenants, $7.5 million of the formerly long-term bank borrowing has been classified as a current obligation. The bank continues to extend credit to CenterCore under the existing borrowing base formula. However, if the bank exercises its ability to cause immediate loan repayment by CenterCore. CenterCore's ability to continue operation will be difficult to maintain.
Nonetheless, the Company does not expect that such action would have a material adverse effect on the Company's liquidity or capital resources.


     Assuming negotiations are successful, through careful management and utilization of its operating resources, the allocation of cash to satisfy past and current vendor requirements and the cooperation of the vendors, CenterCore believes its operating cash requirements for the remainder of 1994 can be satisfied from internally generated funds and availability under its bank facility. However, CenterCore may have to implement additional actions to conserve or generate cash, including further reduction in operating expenditures, possible sale of assets or of a portion of the business. Such actions, if unsuccessful could have an adverse impact, which may be material, on the CenterCore operations and cause the Company to honor its $2.4 million guarantee of the CenterCore credit facility.

     Capital expenditures were $8.4 million for the first nine months of 1994 and are expected to be in the $12 million range for the year with CompuCom representing approximately $5 million of 1994 expenditures.







Item 6.     Exhibits

     (a)  Exhibits

        Number                  Description
         11            Computation of Primary Earnings Per Share - page 17
         27            Financial Data Schedule - page 18

     (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1994.







                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SAFEGUARD SCIENTIFICS, INC.
                                        (Registrant)


Date:   November 14, 1994          /s/ Warren V. Musser
                                   --------------------------------
                                   Warren V. Musser,Chairman,
                                   President and Chief Executive Officer


Date:   November 14, 1994          /s/ Gerald M. Wilk
                                   --------------------------------
                                   Gerald M. Wilk
                                   Vice President
                                   (Principal Financial and
                                      Principal Accounting Officer)

1