Form 10-K
SAFEGUARD SCIENTIFICS INC ET AL
filed 1995-03-31
CIK 86115

SAFEGUARD SCIENTIFICS, INC.
                800 The Safeguard Building
                  435 Devon Park Drive
                   Wayne, PA  19087

                                             March 30, 1995



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549

          Re:     Safeguard Scientifics, Inc.
                  File No. 1-5620

Gentlemen:

     Pursuant to the requirements of the Securities Exchange Act of 1934, enclosed for electronic filing is the Annual Report on Form 10-K with exhibits for Safeguard Scientifics, Inc. for the year ended December 31, 1994. The filing fee of $250.00 has been previously submitted.

     In 1994, the Company changed its method of accounting for investments to adopt the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                              Very truly yours,


                              Steven Rosard
                              Senior Corporate Counsel

Enclosures



                  Securities and Exchange Commission
                         Washington, DC 20549

                              FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994   Commission File Number 1-5620
-------------------------------------------
                       SAFEGUARD SCIENTIFICS, INC.
---------------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

      PENNSYLVANIA                                          23-1609753
--------------------------------                    -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                     Identification Number)

    800 THE SAFEGUARD BUILDING
 435 DEVON PARK DRIVE, WAYNE, PA                            19087
-----------------------------------------           -----------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (610) 293-0600
                                                    -----------------------
Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
     Title of Each Class                    on which registered
     -------------------                    ---------------------

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

                          Yes  X          No
                             -------        -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [    ]


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 23, 1995:

                         COMMON STOCK:   9,582,338 SHARES

Aggregate market value of voting stock held by non-affiliates (based on the closing price on the New York Stock Exchange) on March 23, 1995 was approximately $ 200.8 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each shareholder that has informed Registrant by March 23, 1995 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.


DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in this Form 10-K:


PART I

Item 1(b) Page 26 of the Annual Report to Shareholders for year ended December 31, 1994, which page is filed as part of Exhibit 13 hereto.


PART II

Items 5, 6,
7 and 8          Pages 21 to 39 of the Annual Report to Shareholders for
year ended December 31, 1994, which pages are filed as Exhibit 13 hereto.


PART III

Items 10, 11,
12 and 13          Definitive Proxy Statement relative to the May 11, 1995
annual meeting of shareholders of registrant, to be filed within 120 days after the end of the year covered by this Form 10-K Report.

PART IV

Item 14(a)     Pages 26 to 39 of the Annual Report to Shareholders for
Consolidated   year ended December 31, 1994, which pages are filed as
Financial      Exhibit 13 hereto.
Statements

     PART I

ITEM 1(a).  GENERAL DEVELOPMENT OF THE BUSINESS

INTRODUCTION

     Safeguard Scientifics, Inc. ("Safeguard") is a strategic information systems company that has operations in three industry segments: Information Technology, Metal Finishing, and Commercial Real Estate. Except where the context otherwise requires, the term "Company" as used herein includes Safeguard and its majority owned subsidiaries which are consolidated in its financial statements.

     Over 95% of the Company's sales are in the Information Technology segment, which consists of: the delivery of personal computer services, including procurement and configuration of personal computers, application software and related products, network integration, and technical support; and the design, development and sale of strategic business applications systems software solutions. The Company operates in this industry segment primarily through its majority-owned subsidiaries, including CompuCom Systems, Inc., Premier Solutions Ltd., and Tangram Enterprise Solutions, Inc. CompuCom and Tangram are both also publicly-held companies, while Premier is privately held. The Company also actively participates in numerous additional private and public information technology companies in which it holds significant minority ownership interests as described under "OTHER ACTIVITIES."

     Safeguard builds value in its entrepreneurially driven "partnership companies" by providing them with active strategic management, operating guidance and innovative financing. Safeguard's corporate staff provides hands-on assistance to the managers of the partnership companies in the areas of management, financial, marketing, human resources, legal and technical services. Safeguard's goal is to take its partnership companies public at the appropriate time through a rights offering. A rights offering involves the grant to Safeguard's shareholders of rights to buy shares of the partnership company's stock in the company's initial public offering at a price established by Safeguard, the company and the underwriter. Through this process, Safeguard's shareholders are able to participate in IPOs of high-growth, technology companies which are usually reserved for large institutional investors. Safeguard's previous rights offerings include Novell, Inc., Machine Vision International Corporation (now CompuCom
Systems, Inc.), Cambridge Technology Partners(Massachusetts), Inc.,
Coherent Communications Systems Corporation, Rabbit Software Corporation
(now Tangram Enterprise Solutions, Inc.), and CenterCore, Inc. After taking a partnership company public, Safeguard retains an ownership interest, and continues to provide strategic, managerial, operational and financial support. Growth in the value of the public partnership companies benefits Safeguard and also directly benefits shareholders who continue to hold the shares purchased in the rights offering. Not all partnership companies are taken public. Some companies are combined with other operating units, some are sold, and some are retained as private companies.

     The Company's Metal Finishing segment provides specialty metal finishing services to a variety of industries. The Commercial Real Estate segment owns and leases income-producing commercial real estate properties. Safeguard also has an investment in The Nichols Company, a real estate firm that owns, manages and leases commercial office and industrial properties. The Company also provides venture capital management services as described under "OTHER ACTIVITIES." Information about each of the Company's industry segments appears below under "Item 1(c) - Narrative Description of Business."

RECENT DEVELOPMENTS

     Consolidated net sales for 1994 were $1.41 billion, a 21% increase over 1993, and more than triple net sales for 1990. The increases are primarily due to the growth of CompuCom Systems, Inc., the Company's largest business unit, through internal growth and acquisitions. CompuCom's share of the Company's consolidated net sales has risen steadily from 76% in 1990 to 89% in 1994. CompuCom is a leading personal computer ("PC") services integration company. The Company took CompuCom public through a rights offering in 1985, and currently has majority ownership of CompuCom.

     The Company invested an additional $20 million in CompuCom during 1994 through a purchase of convertible preferred stock to support the growth of CompuCom's core business and an expansion into network services to meet its
customers' needs for network support.   In March 1994 CompuCom also
increased its corporate credit facility with its bank group from $125 million to $150 million and extended the maturity to March 1997, while effectively lowering its interest cost by fixing $60 million of the facility at a rate of 7.18%.

     The Company successfully completed a rights offering in August 1994 for Coherent Communications Systems Corporation, which develops and markets voice enhancement products for wireless (including digital cellular), satellite-based, and wireline telecommunications systems throughout the world. The Company had previously owned 99% of Coherent prior to the rights offering. After the rights offering, the Company retained a significant minority interest in Coherent, and now accounts for Coherent on the equity method.

     In April 1994, Micro Decisionware, Inc., a multi-platform database access software tool company, merged into Sybase, Inc., a leader in client/server architecture. The Company received approximately $14 million of Sybase common stock in exchange for its majority-ownership interest in Micro Decisionware. In addition, the Company entered into a consulting and non-competition agreement with Sybase under which the Company may receive up to $11.9 million based on the performance of Micro Decisionware's business.

     The Company increased its bank credit facility from $30 million to $50 million in early 1994 primarily to support its investment in CompuCom, and increased the facility again in February 1995 to $75 million.

     In September 1994, the Company effected a 2-for-1 split of its common stock. The split was effected in order to increase the market liquidity of the stock by making the stock available to a broader potential shareholder base.

     Premier Solutions Ltd., a majority-owned subsidiary which develops and markets sophisticated asset management solutions and professional services to the financial industry, commenced a project to transform its GLOBAL(bullet)PLUS product to operate on a UNIX-based client/server architecture in order to make its products available to a broader segment of the market. In September 1994, Premier acquired the MAXIMIS product line from Texas Instruments. This product is used by leading insurance companies and pension funds for a wide range of asset management and investment accounting applications on multiple computer platforms.

     In 1993, CenterCore, Inc., a majority-owned subsidiary of the Company, purchased the business and assets of Maris Equipment Company. Maris is a provider of integrated electronic security systems including detention hardware primarily to prisons and airports. The Company supported this acquisition with a loan, an investment in preferred stock of CenterCore, and the provision of bank debt guarantees. However, many of Maris' major detention and other contracts in process at the time of acquisition have incurred unanticipated losses or lower than anticipated gross margins.
These losses, combined with the continuing weakening of CenterCore's furniture business, resulted in substantial losses for CenterCore in 1994, including a write-off of $2.1 million of goodwill primarily related to the Maris acquisition. As a result, CenterCore management is now pursuing a strategy of significantly downsizing the business, including a sale of its furniture business and the turnover of certain Maris projects to its bonding companies. The Company has adopted a plan to reduce its involvement in CenterCore whereby it will contribute a portion of its stock to CenterCore, sell a significant portion of its stock to CenterCore management, and provide certain advances to address current funding requirements of CenterCore. Consequently, since the Company's ownership in CenterCore will be reduced to significantly less than 50%, it will not be considered as a consolidated subsidiary for 1995 or after.

     In November 1994, the Company acquired a minority ownership interest in USDATA Corporation, a leading developer of software tools which customers use to configure, without programming, a wide range of real-time information capture and management functions. The Company assisted USDATA in recruiting and hiring a new CEO, and the Company has announced its intention to take USDATA public in a rights offering by the summer of 1995. The Company intends to offer to Safeguard shareholders the right to purchase one share of USDATA stock for each four shares of Safeguard stock held.

     Also in 1994, the Company acquired minority ownership interests in the following businesses: Diamond Technology Partners, Inc., a company which provides consulting services to help clients extend their strategic plans into redesigned business processes, and then translates that strategy into a working organization with supporting information systems; and National Media Corporation, a NYSE-listed company which is a worldwide leader in the home shopping infomercial industry. The investment in National Media included debt as well as equity. In February 1995, the Company acquired a minority ownership interest in MultiGen, Inc., a leading developer of real-time 3D modeling software used to create visual computer simulations. Each of these investments was made in tandem with Safeguard's associated venture capital funds.

     The Company formed a new subsidiary, Safeguard International Group, Inc., in 1994 to provide international consulting services and to pursue international investment opportunities for Safeguard's partnership companies and others. In 1995, the Company formed Interactive Marketing Group, Inc., with a charter to identify and develop direct marketing opportunities for new and existing products using computer technology and broad customer databases.

     The Company attempted to package its real estate portfolio together with real estate owned by its affiliate, The Nichols Company, and certain other developers, into a Real Estate Investment Trust ("REIT") with the intention of making an underwritten public offering of shares in the REIT. This offering was targeted to close during 1994, but the market window for newly-offered REITs closed before the offering could be consummated. The Company is now pursuing other alternatives for its real estate.

     The Company's associated venture capital fund, Technology Leaders L.P., which raised $60 million from private investors, has invested in 21 companies, including Cambridge Technology Partners, Diamond Technology Partners, Inc., XL Vision, Inc., and USDATA, and is now fully invested. In 1994, the Company sponsored the organization of a new venture capital fund, Technology Leaders II L.P., which has raised over $80 million to date. The Company manages these venture funds for a fee through a subsidiary, and has also invested as a limited partner in each of the funds.


ITEM 1 (b).       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Information on net sales, operating profit, depreciation and amortization, capital expenditures and assets employed for each segment of the Company's business for the three-year period ended December 31, 1994 is contained under the caption "Financial Information--Industry Segments" on page 26 of the Company's Annual Report to Shareholders for 1994, which page is filed as part of Exhibit 13 hereto and is incorporated herein by reference.

ITEM 1 (c).  NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

     As noted under Item 1(a) above, the Company has operations in three industry segments: Information Technology, Metal Finishing and Commercial Real Estate.

     In the Information Technology segment, the Company's business is conducted primarily through majority-owned subsidiaries: CompuCom Systems, Inc., Tangram Enterprise Solutions, Inc., and Premier Solutions Ltd. Micro Decisionware, Inc. was a majority-owned subsidiary of the Company through April 1994 when it was sold to Sybase, Inc. Coherent Communications Systems Corporation was a majority-owned subsidiary of the Company through July 1994 when it made a rights offering. CenterCore, Inc. was a majority-owned subsidiary of the Company through the end of 1994, when the Company wrote off its investment in CenterCore and determined to dispose of a substantial portion of its investment in CenterCore. The Information Technology segment currently consists of the following classes of products and services:
Microcomputer Systems, which involves the delivery of personal computer (PC) services, including procurement and configuration of PCs, application software and related products, network integration, and technical support; and Information Solutions, which involves the design, development and sale of strategic business applications systems software solutions. The activities of the Company's Information Technology segment are described below under "INFORMATION TECHNOLOGY SEGMENT."

     Operations under the Metal Finishing segment consist of specialty metal finishing services which are performed by a division and by a wholly-owned subsidiary of Safeguard. Operations under the Commercial Real Estate segment involve the ownership and leasing of income-producing commercial real estate properties. The activities of the Company under each of these segments are described below under "METAL FINISHING SEGMENT" and "COMMERCIAL REAL ESTATE SEGMENT," respectively.

     The Company also holds equity positions in a number of other companies, most of which operate in the Information Technology field, and provides venture capital fund management services. The Company provides active strategic management, operating guidance and innovative financing to its minority-owned partnership companies. These investments and activities are described under "OTHER ACTIVITIES."

INFORMATION TECHNOLOGY SEGMENT

     MICROCOMPUTER SYSTEMS

     CompuCom Systems, Inc., together with its subsidiaries ("CompuCom"), is a leading PC services integration company that provides services primarily to Fortune 1000 companies throughout the United States, ranging from product procurement and configuration to network integration and support. CompuCom is an authorized dealer for major PC lines including Apple Computer Corporation ("Apple"), Compaq Computer Corporation ("Compaq"), Hewlett-Packard Company ("HP") and International Business Machines Corporation ("IBM"). CompuCom also sells a broad selection of applications software products, computer-related peripheral equipment and a range of computer equipment, principally DOS based, from AST, 3Com, Epson, Lotus, Microsoft, NEC, Novell, Toshiba and WordPerfect. CompuCom stocks approximately 1,400 products, thereby providing "one-stop-shopping" to its customers. To further meet customer needs, CompuCom offers its corporate customers a variety of services, such as custom configuration of PC systems, network design and integration, installation, and on-site services.

     CompuCom focuses its efforts on serving the needs of large businesses throughout the United States, working with those customers to apply PC technology to meet their business objectives. CompuCom markets its product procurement, configuration, network integration and technology support services through its direct sales force and service employees, operating through 40 sales and service centers. No one customer accounted for more than 5% of CompuCom's sales in 1994.

     During 1994, CompuCom completed the transition to centralize its customer service representatives, previously located at various locations, to its customer center in a newly leased facility in Dallas, Texas. The primary goal of the customer center is to provide greater support to CompuCom's customers and to allow its direct sales force to focus on soliciting new business and to provide the necessary support for the customer's more complex networking solutions. The reorganization of the sales process helped enable CompuCom to handle a 24% increase in sales for 1994 while reducing its direct sales force.

     CompuCom is actively focusing on increasing sales of services to meet customer needs and improve profitability. During 1994, CompuCom acquired three small service companies in order to enhance CompuCom's ability to meet the service needs of its customers, to expand its service business and build a nationwide service infrastructure. CompuCom will continue to make acquisitions which meet its strategic goals.

     CompuCom is dependent upon the continued supply of products from its principal suppliers, Compaq, IBM and HP. Historically, certain suppliers have occasionally experienced shortages of selected products which render components unavailable or necessitate product allocations among resellers. Certain product shortages did exist throughout 1994, which affected the industry as a whole. There can be no assurance that product allocations or product unavailability, or both, will not increase in 1995. However, the impact of such an interruption is not expected to be unduly troublesome because of the breadth of alternative product lines available to CompuCom and CompuCom's established programs to accelerate configuration and delivery times when such events occur.

     CompuCom has dealer agreements with Compaq, IBM and HP which are renewable annually or bi-annually and are subject to termination by the respective vendors without cause upon prior written notice, which ranges from 30 to 90 days depending upon the vendor. The termination or non-renewal of CompuCom's Compaq dealer agreement or IBM dealer agreement, or both, would materially adversely affect its business. The loss of HP as a supplier would adversely affect CompuCom's ability to continue its expansion. However, CompuCom is not aware of any basis for the termination or non-renewal of any of those dealer agreements and believes that its relationships with Compaq, HP and IBM are satisfactory. During 1994, sales of IBM and Compaq products accounted for, in the aggregate, approximately 43% of Information Technology segment sales, with sales of each of those supplier's products accounting for at least 18% of such sales; and sales of HP products accounted for approximately 10% of the Information Technology segment sales. Sales of IBM and Compaq products accounted for, in the aggregate, approximately 42% of the Information Technology segment sales in 1993 and 39% in 1992, with sales of each of those supplier's products accounting for at least 21% and 16% of such sales in 1993 and 1992, respectively. Sales of HP products accounted for approximately 9% of 1993 Information Technology segment sales.

     All of CompuCom's principal suppliers require that CompuCom purchase certain minimum volumes of products in a specified period in order to maintain favorable pricing levels. CompuCom believes that it purchases products from Compaq, HP and IBM at pricing levels which are the lowest prices available to those vendors' respective dealers with the exception of certain consumer-oriented products from HP. CompuCom also has certain selling and promotional and related expenses reimbursed by vendors under dealer programs offered by its vendors. There can be no assurance that CompuCom will continue to meet the volume requirements to qualify for such favorable pricing, that any of these programs will continue in 1995, or that the regular renewals of CompuCom's dealer agreements with its principal suppliers will continue. Due to rapid delivery requirements of customers and to assure itself of continuous allotment of products from suppliers, CompuCom maintains adequate levels of inventory funded through its line of credit and vendor credit. CompuCom is entitled to credits from certain vendors on items in inventory when the vendor reduces its product prices, subject to certain limitations. Purchases may also be returned to vendors for restocking fees of up to 5%. CompuCom did not incur any material restocking fees in 1994.

     Competition in the PC reseller business is intense, primarily in the areas of price, product availability, breadth of product line, and customer technical service and support. CompuCom faces substantial competition from other large resellers that focus on the corporate market. In addition, CompuCom will experience additional direct competition if Compaq, HP or IBM authorize alternative channels of distribution for products on substantially similar terms to those available to CompuCom, elect to sell direct to customers, or authorize other distributors to sell direct to corporate customers.

     The industry-wide decline in product margins continued through the first half of 1994, which resulted in CompuCom seeking alternate ways to offset lower margin through control of operating expenses and major account profitability reviews. Product margins increased somewhat in the fourth quarter, reversing the negative trend, as a result of price reductions by certain major manufacturers, and competitors' realization of the need to increase margins. CompuCom believes that gross margins will continue to be reactive to industry-wide changes in 1995. Future improved profitability will depend on vendor product pricing, product availability and competition, as well as CompuCom's operating efficiencies, cost containment measures and effective utilization of vendor programs.

     Customer support, prompt delivery, product availability, product line choices, price and the knowledge of the sales and service staffs are the important elements in retaining current customers and obtaining new customers. During 1995, CompuCom expects to continue its strategy of expanding sales of technical service and support, improving the efficiency of its support and sales forces, and increasing overall sales volume.

     At March 23, 1995, Safeguard owned approximately 62% of CompuCom's outstanding common stock.

     INFORMATION SOLUTIONS

     Safeguard currently has two continuing majority-owned subsidiaries in the Information Solutions field: Tangram Enterprise Solutions, Inc. and Premier Solutions Ltd.

     TANGRAM ENTERPRISE SOLUTIONS, INC. Tangram Enterprise Solutions, Inc. ("Tangram"), is focused on being a full service provider of enterprise-wide distributed resource management solutions for large commercial and governmental organizations, encompassing mainframe, UNIX-based mini, and LAN server platforms. Tangram services include software, systems integration, and custom applications development.

     Tangram's AM:PM(Registered Trademark) products and companion products, which address the electronic software distribution market, provide automated data and software distribution, data collection, and remote data management with a variety of connectivity options to multiple platforms; automatically perform software and hardware inventories and provide information on software usage; and allow end-users to backup workstation data by distributing it to a remote location for protection in the case of disaster.

     In August 1994, Tangram acquired the business of Knozall Systems, Inc., an Arizona-based developer of network management tools that allow organizations to optimize their Novell NetWare(registered trademark) computing resources. As a result of the acquisition of Knozall's LAN expertise, Tangram recently completed development of a LAN version of its AM:PM software, giving Tangram the ability to provide enterprise resource management solutions in a broad spectrum of computing environments, whether in local area networks, wide area networks, mainframes, or distributed UNIX-based client/server computing environments.

     The Arbiter(registered trademark) products provide file transfer capability and PC-to-mainframe connectivity with an IBM mainframe used as a local area network file server, and allow host data to be automatically converted to popular workstation application formats. Tangram's Open Advantage product line provides high-speed connectivity between mainframes and LANs. Tangram's mainframe connectivity products have experienced declining markets.

     Tangram markets its products to Fortune 1000 companies, government agencies and other customers worldwide that have a need to move mission-critical business information across a heterogeneous computing configuration of workstations, mainframes, servers, local area networks and wide area networks. Tangram's AM:PM and Arbiter products have been sold in the United States through a direct sales force operating from its Raleigh, NC office using a combination of telesales and in-person contacts at the customer location. The Open Advantage products and the Knozall products are presently sold through distributors, although an effort is underway to use more direct sales for the Knozall products. Foreign sales are made through distributors in Europe, the Pacific Rim and Africa.

     Product development resources are allocated between the enhancement of existing products and the development of new products. Existing products are enhanced to keep them current with market requirements and to allow them to support new standards and environments. New products are developed that are complementary to existing products and exploit new markets for Tangram. The majority of Tangram's products and associated documentation are developed internally, although Tangram has in the past and intends to continue to acquire certain software technology from others and integrate those technologies into its product lines.

     The market for Tangram's products is highly competitive and is characterized by rapid changes in technology and user needs. Many of Tangram's actual and potential competitors have substantially greater financial, marketing and technological resources than Tangram. Tangram believes that the principal competitive factors in the industry are the compatibility of products with the customer's computer hardware and software, ease of use, price, and the substantial base of technology that is required to join together the various platforms in today's heterogeneous enterprises.

     At March 23, 1995, the Company owned approximately 73% of Tangram's common stock.

     PREMIER SOLUTIONS LTD.      Premier Solutions Ltd. ("Premier") markets
sophisticated asset management systems solutions to the financial services industry worldwide. Premier's GLOBAL(bullet)PLUS(registered trademark) software provides complete multi-currency accounting and global custody processing capabilities, two of the demanding functions required by international asset management organizations. Premier's MAXIMIS(trademark) software provides a wide range of asset management and investment accounting solutions on multiple platforms, and is targeted at investment advisors, insurance companies and pension funds.

       Premier markets its products through a direct sales force based at its headquarters in Pennsylvania and regional offices in Dallas, New York, Chicago and Toronto. A significant portion of Premier's sales for 1994 were in Canada. Target industries are major financial institutions, including traditional trust organizations, investment advisory firms, domestic and global custodians, international asset management organizations, insurance companies and large pension funds. In 1994 Premier had two customers which each accounted for over 10% of sales. An in-house design and development team is responsible for product development.

     Premier is proceeding with its strategic plan to re-engineer its GLOBAL(bullet)PLUS product line to operate in a client/server environment. This process will occur in staged deliverables to allow both existing clients and future clients to take advantage of new technology in an orderly fashion and without disruption to their existing operations. The MAXIMIS product line is utilizing state of the art technology through the use of case tools and data modeling.

     In 1994, Premier entered into an agreement with Digital Equipment Corporation whereby Premier outsourced its data center operations to Digital, allowing Premier to focus its manpower on product development and support.

     Although certain of Premier's competitors offer multi-currency capabilities, Premier believes that its GLOBAL(bullet)PLUS product is currently the only full-featured, installed and proven global asset management system. Certain of Premier's domestic competitors have a significantly larger installed domestic customer base; however, these competitors have only limited multi-currency functionality. In those markets where global investment management is required, Premier has been successful. Premier's ability to remain competitive will be partially dependent on the success of its conversion to a client/server environment.

     In the fourth quarter of 1994, the Company converted all of the Premier debt held by it into Premier common stock. At March 23, 1995, Safeguard owned approximately 99% of Premier's outstanding common stock and approximately 96% of Premier's voting stock.

     Product Development Expenses

     For the Information Solutions continuing product lines in the aggregate, the Company spent $11.7 million, or 22% of Information
Solutions net sales, for product development in 1994, compared to $6.8 million or 10% of net sales in 1993 and $7.2 million or 12.6% of net sales in 1992. The increased development expenditures for 1994 reflect significant development projects commenced by Tangram and Premier. Only an immaterial amount of product development expenditures were customer-sponsored.

     Other Segment Information

     Export sales in the Information Technology segment for the three-year period ended December 31, 1994 were less than 5% of the segment's total sales in each of these years. However, export and foreign sales made up approximately one-third of Information Solutions net sales, with Coherent Communications Systems Corporation accounting for over half of that amount during the six months it was consolidated in the Company's results. Backlog for this segment, most of which was accounted for at year-end by CompuCom, is not considered to be a meaningful indication of future business prospects due to CompuCom's relatively quick order fulfillment cycle.

METAL FINISHING SEGMENT

     This segment is engaged in the finishing of aluminum and other metal parts. Operations are conducted in Minneapolis, Minnesota; Green Bay, Wisconsin; and Phoenix, Arizona under the name "Pioneer Metal Finishing." Major technical processes include sulfuric, hardcoat and R-5 bright dip anodizing, chromate conversion, electroless nickel and the application of other specialty coatings. Pioneer Metal Finishing provides insulation, heat dispersal, decoration and protection to a wide range of metal parts, including highly sophisticated equipment and small parts with precision tolerance requirements for the computer, ordnance, automotive, cookware and recreational industries, electronic components and other applications. Pioneer refurbished and upgraded its Minneapolis production line during the first quarter of 1995 at a cost of approximately $1 million.

     Safeguard believes that all facilities comply with existing environmental pollution control regulations, compliance with which in recent years has been an important competitive factor in the industry.

     Metal Finishing services are sold to a wide range of customers and industries by a direct sales force and independent representatives. Finishing is usually performed on customer-owned material. Because of transportation costs, most customers are located within a 200-300 mile radius of the finishing facilities.

     Backlog is not considered material to this business as work is generally processed in a one-to-two-week period.

     Pioneer Metal Finishing competes with many other metal finishers serving its geographical areas, several of which are similar in size to it, but Pioneer Metal Finishing has established itself as a reputable industry leader and quality metal finisher. Prompt service, quality of work performed and geographic location are the most important competitive factors.

COMMERCIAL REAL ESTATE SEGMENT

     As of March 23, 1995, Safeguard owns and leases approximately 254,000 square feet of commercial office and industrial space in 8 commercial real estate properties in suburban Philadelphia. The properties are carried at a book value, after depreciation, in excess of $18 million subject to related mortgage debt, primarily non-recourse, of approximately $21 million.

     Safeguard also holds a 40% interest in The Nichols Company, a real estate company that owns, manages and leases commercial office and industrial space.

     Competition in the commercial real estate market in the suburban Philadelphia area is intense, due in part to the level of available commercial space. Financing is difficult to obtain due to the restrictive lending environment. Competitors in the suburban Philadelphia area have been offering reduced rental rates to attract tenants in this difficult market environment. Safeguard's occupancy rate was 94% at December 31, 1994 after excluding three properties which the Company is in the process of turning over to its mortgage lenders in satisfaction of the related non-recourse debt. The Company will not incur any loss on these properties, as the depreciated book value of the properties is less than the outstanding mortgage balances. Location, building design and rental rates are the most important competitive factors for attracting tenants.

     Safeguard believes that its real estate holdings are quality commercial properties in well-positioned suburban locations. The Company sold one of its properties at a gain in 1994. The Company's real estate operations typically generate pretax losses because of depreciation, but are approximately break-even on a cash basis.

OTHER COMPANY INFORMATION

     Safeguard and its consolidated subsidiaries have approximately 2,900 employees, of which approximately two-thirds are employed by CompuCom. The Company believes relations with employees are good.

OTHER ACTIVITIES

     Safeguard has equity interests in, and provides management and support services to, the following businesses.

     CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC. In the second quarter of 1993, Safeguard participated in a rights offering to its shareholders of shares of Cambridge Technology Partners, a Massachusetts-based company which provides information technology consulting and software design and development services to organizations with large scale information processing and distribution needs that are utilizing or migrating to open systems computing environments. In performing these services, Cambridge Technology Partners employs a rapid development methodology utilizing client/server architectures. It provides these services on a fixed-price, fixed-timetable basis with client involvement at all stages of the process. Software design and development services have accounted for most of the revenues to date. However, consulting services are expected to provide important leads to software development projects. Software applications are designed to enable clients to achieve a competitive advantage, enhance the efficiency and functionality of specific business processes, and support their financial goals.

     Cambridge Technology Partners markets its services to a wide variety of industries, and its clients include a diverse group of business and governmental organizations with large scale information access and processing needs, both in North America and in Europe. Cambridge Technology Partners' revenues grew over 80% in 1994 to $59.7 million, with earnings nearly doubling to $6.6 million.

     At March 23, 1995, Safeguard had approximately a 24% equity position in Cambridge Technology Partners and held warrants which, if exercised, would increase its ownership to approximately 26%.

     COHERENT COMMUNICATIONS SYSTEMS CORPORATION. In the third quarter of 1994, Safeguard participated in a rights offering to its shareholders of shares of Coherent. Coherent develops, manufactures, and markets voice enhancement products for wireless (including digital cellular), satellite-based and wireline telecommunications systems throughout the world. Coherent's principal products include echo canceller and teleconference products which utilize a proprietary high speed reduced instruction set computer (RISC) microchip and Coherent's proprietary echo cancellation software to enhance the quality of voice communication during a telephone
call.   Coherent's echo canceller products enhance voice quality in several ways, including eliminating voice echoes inherent in modern telecommunications systems. Coherent's teleconference products include equipment and related software used in teleconferencing and in videoconferencing applications.

     Coherent sells its echo canceller products to network operators and other end-users through its direct sales force and third party distributors, and to telecommunications equipment manufacturers through its direct sales force. Users of Coherent's echo canceller products include telecommunications network operators throughout the world, such as British Telecommunications PLC, Deutsche Bundespost, McCaw Cellular Communications, Inc., Telefonos de Mexico, SA, and Teleglobe Canada. Coherent has directed its sales efforts for its echo canceller products primarily in international markets in which competition is based principally on technological characteristics, rather than price. Over 70% of Coherent's sales in 1994 were international. Echo canceller products accounted for approximately 78% of Coherent's revenues in 1994. Coherent's sales for 1994 increased by 33%, and earnings grew by over 150% excluding the impact of $1.1 million non-recurring write-off of goodwill in 1993.

     Coherent's product development expenditures in 1994 accounted for approximately 13% of revenues. Coherent's product markets are intensely competitive and are characterized by short product life cycles. Coherent's ability to continuously improve its product technology has enabled it to successfully compete with much larger competitors.

     At March 23, 1995, Safeguard owned approximately 40% of Coherent's outstanding stock.

     CENTERCORE, INC. CenterCore designs, manufactures and distributes space-efficient, modular workstation systems, a line of complementary office products, including cable and wiring systems and ergonomically designed seating products, air management systems for temperature blending and breathing zone filtration, and portable and room-size cleanroom and air filtration components and systems, and provides integration, installation and servicing of advanced electronic systems for security access control, fire alarm, sound, communications and other applications. CenterCore's management is pursuing a strategy to significantly downsize its business and the Company is substantially reducing its ownership of CenterCore.

     DIAMOND TECHNOLOGY PARTNERS. Diamond Technology Partners is a consulting company which helps clients redesign their business processes based on their overall strategic plan, and implements the redesigned business process through organizational changes, systems integration services, custom software applications development, and outsourcing of information systems management.

     At March 23, 1995, Safeguard owned approximately 23% of Diamond Technology Partners outstanding stock.

     MICRO DYNAMICS, LTD.     Micro Dynamics, Ltd. develops and markets
document imaging systems on a Macintosh platform which combine traditional database and full-text searching capabilities and streamline the process of retrieving information. Micro Dynamics' MARSTM (Multi-User Archival and Retrieval System) can be used for many traditionally paper intensive applications from signature verification in banking to land title searches in real estate and can also play a role in mission critical applications such as litigation support and new drug applications for pharmaceutical companies. During 1994, Micro Dynamics continued its development of a cross-platform product that includes both Macintosh and PC workstation clients.

     At March 23, 1995, Safeguard had approximately a 54% equity position in Micro Dynamics.

     MULTIGEN, INC. MultiGen is a leading supplier of interactive, graphical modeling tools for 3D real-time computer simulations. Its primary product line, called MultiGen(registered trademark), is used to create scenes used in real-time applications for visual simulation, location-based entertainment, virtual reality, game development, CAD visualization and architectural walk-through. MultiGen markets its products worldwide through partnerships with leading computer and real-time simulation companies and a network of distributors. MultiGen's products currently operate primarily on Silicon Graphics workstations. MultiGen has developed software tools under an agreement with Nintendo to be used by developers of video games for Nintendo's next-generation 64-bit operating system.

     At March 23, 1995, Safeguard owned approximately 31% of MultiGen's outstanding stock.

     NATIONAL MEDIA CORPORATION. National Media is the leading worldwide marketer of consumer products through infomercials. National Media's programming reaches over 80 million households in 40 countries. At March 23, 1995, Safeguard held $4 million of National Media debt, preferred stock convertible into 3% of National Media's outstanding common stock and warrants which could increase its position to 14%.

     NEW PARADIGM VENTURES, INC. New Paradigm Ventures provides consulting and project implementation assistance to nationally recognized, branded product companies. New Paradigm Ventures seeks to develop joint venture arrangements with its clients, assisting them in accessing new markets for their products and new methods of delivering their products to target markets.

     At March 23, 1995, Safeguard owned approximately 33% of New Paradigm Ventures outstanding stock.

     SANCHEZ COMPUTER ASSOCIATES, INC.       Sanchez Computer Associates
("Sanchez") develops and installs a comprehensive set of integrated banking and accounting software for the financial services industry worldwide under the trademark PROFILE(registered trademark). The PROFILE product line runs on an open platform and includes a multi-currency cost center-based accounting system with integrated functions that support the front- and back-office processing requirements of financial institutions, and a full treasury support system that includes a sophisticated set of asset and liability tools.

     A substantial majority of Sanchez' sales are international, particularly in Central Europe, Canada, the Carribean and Portugal.

     At March 23, 1995, Safeguard owned 41% of the common stock of Sanchez and held warrants which, if exercised, would increase its ownership percentage to 44%.

     SKY ALLAND MARKETING, INC.     Sky Alland Marketing, Inc. ("Sky
Alland") provides research services that assist Fortune 500 companies in acquiring and retaining customers. Sky Alland performs its customer monitoring services and customer relationship enhancement services for automotive, banking and health care industries. Its clients include Mitsubishi, BMW, Cadillac, Chemical Bank, First Interstate Bank and Columbia Health Care. At March 23, 1995, Safeguard held approximately 49% of Sky Alland's voting stock, which would increase to approximately 55% if Safeguard were to convert the shares of convertible preferred stock it holds.

     USDATA CORPORATION. USDATA has been for 20 years a leading provider of real-time software-enabling tools for manufacturing and process industries. USDATA also provides integrated automatic data collection systems. USDATA's FactoryLink(registered trademark) product line enables customers to rapidly develop real-time applications which provide interactive graphical linkages between an organization's management information systems and its manufacturing processes. USDATA's Systems Integration Division delivers to customers turnkey implementation of integrated data collection systems featuring bar code labelling and remote, real-time data collection using automatic identification techniques.

     At March 23, 1995, Safeguard owned approximately 30% of USDATA's outstanding stock.

     XL VISION, INC. In 1993, Safeguard acquired a minority voting equity interest in XL Vision, Inc., a Florida-based company which develops and manufactures applications-specific electronic imaging products for sale to original equipment manufacturers and systems integrators. XL Vision is targeting its products to specific market segments, including orthophoto scanning, to support geographic information systems; an automated microscope, to perform cancer screening and other procedures for clinical labs; photodocumentation scanning, to support national identification and border control security systems; and a night-vision system for commercial applications.

     At March 23, 1995, Safeguard held voting control over approximately 16% of the common stock of XL Vision and had ownership of non-voting preferred stock convertible into a majority of the common stock.

     RADNOR VENTURE PARTNERS, L.P. Safeguard, through its wholly-owned subsidiary, SSI Management Company, Inc., serves as the managing general partner of the general partner of Radnor Venture Partners, L.P. ("RVP"), a $33 million venture capital fund organized as a limited partnership. RVP invests in high technology companies with high growth and profit potential and is fully invested. Safeguard owns 13.7% of the limited partnership interests in RVP, and has a 6% carried interest in the net gains after the return of the investors' capital.

     TECHNOLOGY LEADERS. Safeguard, through its wholly-owned subsidiary, Technology Leaders Management, Inc., serves as the manager of Technology Leaders, a $60 million high technology venture capital fund organized in two components: a domestic limited partnership and an offshore limited partnership. Technology Leaders invests in early-stage opportunities in the areas of biotechnology, information services, health care and certain other technologies, and is fully invested. Safeguard owns 3.3% of the aggregate limited partner interests of Technology Leaders and has a 6% carried interest in the net gains after the return of the investors' capital.

     TECHNOLOGY LEADERS II. Safeguard, through Technology Leaders Management, Inc., serves as the manager of this high technology venture capital fund, also organized in parallel domestic and offshore limited partnerships. Technology Leaders II has raised over $80 million of committed capital, and invests in the areas of information services, health care, biotechnology and certain other technologies.

ITEM 1(d). FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Company does not believe that foreign or geographic area revenues are material or significant to an understanding of its business and operations during the three-year period ended December 31, 1994. Where appropriate, information concerning the Company's export sales is discussed in Item 1(c) "Narrative Description of Business."

ITEM 1(e).     EXECUTIVE OFFICERS

     Information about the Company's executive officers can be found in Part III of this report under "Item 10. Directors and Executive Officers of Registrant."

ITEM 2.     PROPERTIES

     The Company owns its corporate headquarters and administrative offices located in Wayne, Pennsylvania. In addition to sales offices, leased warehouses, and certain properties not used by the Company in its operations, the principal properties consisted of the following as of March 23, 1995:

INDUSTRY SEGMENT/LOCATION      TYPE OF FACILITY          LEASE EXPIRES
-------------------------      ----------------          -------------

INFORMATION TECHNOLOGY
----------------------
     MICROCOMPUTER SYSTEMS
          Dallas, TX         Office/Sales Center           *
          Woolwich, NJ       Distribution Center           1998(1)
          Stockton, CA       Distribution Center           1999(2)
          Dallas, TX         Customer Center               2000
          Fort Worth, TX     Distribution Center           2000(3)

      INFORMATION SOLUTIONS
          Raleigh, NC        Office/Data Center            1997
          Malvern, PA        Office/Distribution           1998(4)
          Dallas, TX         Office/Distribution           2000
          Malvern, PA        Office/Distribution           2001

METAL FINISHING
---------------
        Minneapolis, MN      Manufacturing/Office          *
        Green Bay, WI        Manufacturing/Office          *
        Phoenix, AZ          Manufacturing/Office          *

OTHER ACTIVITIES
----------------
        Sebastian, Florida   Office Space/Assembly
                             Facility                      *

COMMERCIAL REAL ESTATE
----------------------
        Horsham Business
         Center              Commercial Office Space       *
        Horsham, PA

       Iron Run              Warehouse/Commercial          *
       Allentown, PA         Office Space

       Meetinghouse Business
        Center               Commercial Office Space       *
       Plymouth Meeting, PA
       (5 buildings)


       Whiteland Business
        Center               Warehouse/                    *
                             Commercial Office Space
_________

(*)     Owned facility.

(1) The Company has a cancellation option exercisable at any time after February 1996.

(2) The Company has a cancellation option exercisable beginning May 1995 and each year thereafter.

(3)     The Company has a cancellation option exercisable after April 1998.

(4)     The Company has a cancellation option exercisable beginning April
1996.

     In the opinion of management, the properties and plants are in good condition and repair and are adequate for the particular operations for which they are used. The extent of utilization of manufacturing facilities varies from plant to plant. The existing facilities generally are capable of supporting increased activity without any significant capital expenditures.

ITEM 3.     LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1994.


                             PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company incorporates by reference the information contained under the caption "Common Stock Data" on page 39 of its Annual Report to Shareholders for 1994 which page is filed as part of Exhibit 13 hereto.

ITEM 6.     SELECTED FINANCIAL DATA

     The Company incorporates by reference the information contained under this caption on page 21 of its Annual Report to Shareholders for 1994 which page is filed as part of Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company incorporates by reference the information contained under this caption on pages 21 through 25 of its Annual Report to Shareholders for 1994 which pages are filed as part of Exhibit 13 hereto.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company incorporates by reference the information on pages 27 through 39 in its Annual Report to Shareholders for 1994 which pages are filed as part of Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                               PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

EXECUTIVE OFFICERS:

     The following persons were executive officers of the Registrant at March 23, 1995:

                                 HAS BEEN AN
                                   OFFICER
NAME                      AGE       SINCE    POSITION
----                      ---       -----    --------
Warren V. Musser          68        1953     Chairman of the Board, Chief
                                             Executive Officer, and
                                             President
Donald R. Caldwell(1)     48        1993     Executive Vice President
Charles A. Root           62        1984     Executive Vice President
Gerald M. Wilk            58        1973     Vice President - Finance
James W. Dixon(2)         48        1990     Chairman of the Board,
                                             CompuCom Systems, Inc.
Edward R. Anderson(3)     48        1994     President and Chief Executive
                                             Officer, CompuCom Systems,
                                             Inc.

(1) Prior to joining the Company, from 1991 through 1993 Mr. Caldwell was President of Valley Forge Capital Group, Ltd., a business mergers and acquisition advisory firm which he founded. From 1990 through 1991, Mr. Caldwell was Chief Administrative Officer of Cambridge Technology Partners (Massachusetts), Inc., an information technology consulting and software development company.

(2) Mr. Dixon has held the position of Chairman of the Board of CompuCom Systems, Inc. from January 1989 to the present. Mr. Dixon also held the positions of President from June 1988 to January 1989 and Co-Chief Executive Officer from January 1989 to March 1991. From 1987 to June 1988, he served as President of CompuShop Incorporated, a subsidiary of Bell Atlantic Investment Development Corporation, the assets of which were acquired by CompuCom Systems, Inc. in June 1988.

(3) Mr. Anderson has served as President and Chief Executive Officer of CompuCom Systems, Inc. since January 1994 and served as Chief Operating Officer from August 1993 through December 1993. Prior to joining CompuCom, Mr. Anderson served from May 1988 to July 1993 as President and Chief Operating Officer of Computerland Corporation, a computer reseller.

DIRECTORS:

     The Company incorporates by reference the information contained under the caption "ELECTION OF DIRECTORS" in its definitive Proxy Statement relative to its May 11, 1995 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K:

     The Company incorporates by reference the information contained under the caption "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" in its definitive Proxy Statement relative to its May 11, 1995 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 11.      EXECUTIVE COMPENSATION

     The Company incorporates by reference the information contained under the captions "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation" and "EXECUTIVE COMPENSATION" in its definitive Proxy Statement relative to its May 11, 1995 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company incorporates by reference the information contained under the caption "SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in its definitive Proxy Statement relative to its May 11, 1995 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company incorporates by reference the information contained under the captions "Compensation Committee Interlocks and Insider Participation" and "CERTAIN TRANSACTIONS" in its definitive Proxy Statement relative to its May 11, 1995 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.



                               PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

(a)  Financial Statements and Schedules

     CONSOLIDATED FINANCIAL STATEMENTS *
          INDEPENDENT AUDITORS' REPORT
          INDUSTRY SEGMENTS
          OPERATIONS - years ended December 31, 1994, 1993, and 1992 BALANCE SHEETS - December 31, 1994 and 1993
          CASH FLOWS - years ended December 31, 1994, 1993, and 1992 SHAREHOLDERS' EQUITY - years ended December 31, 1994, 1993, and 1992
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          QUARTERLY FINANCIAL DATA

     FINANCIAL STATEMENT SCHEDULES**
          INDEPENDENT AUDITORS' REPORT
          Schedule I      -     Condensed Financial Information of
                                Registrant
          Schedule II     -     Valuation and Qualifying Accounts
          Schedule III    -     Real Estate and Accumulated Depreciation
          Schedule IV     -     Mortgage Loans on Real Estate

--------
* Incorporated by reference from pages 26 through 39 of the Company's Annual Report to Shareholders for 1994, which pages are filed as part of
Exhibit 13 hereto.
**     Filed herewith.

(b)     Reports on Form 8-K

     On October 17, 1994, the Company filed a Form 8-K disclosing under Item 2 the acquisition by its subsidiary, Premier Solutions Ltd., of the MAXIMIS software business unit from Texas Instruments Incorporated.

     On December 16, 1994, the Company filed a Form 8-K/A for such acquisition, containing the following financial statements under Item 7: (1) financial statements for the MAXIMIS business unit, and (2) pro forma consolidated financial statements for Safeguard Scientifics, Inc.

(c)     Exhibits

     The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.


EXHIBIT NO.               EXHIBIT
----------                -------

2.1     Asset Purchase Agreement among MEC Acquisition, Inc.,
     CenterCore, Inc. and Maris Equipment Company dated September 15, 1993 (excluding schedules and exhibits) (9)(Exhibit 2.1)

2.2     Promissory Note dated September 22, 1993 from MEC
     Acquisition, Inc. to Maris Equipment Company
     (9)(Exhibit 2.2)

2.3     Asset Purchase Agreement between Texas Instruments
     Incorporated and Premier Solutions Ltd. dated as of September 30, 1994 (excluding schedules and exhibits) (13) (Exhibit 2.1)

2.4     Services Agreement between Texas Instruments
     Incorporated and Premier Solutions Ltd. dated as of September 30, 1994 (13) (Exhibit 2.2)

3.1     Articles of Incorporation of the Company, as amended
     (6)(Exhibit 3.1)

3.2     By-laws of the Company, as amended
     (6)(Exhibit 3.2)

4.2     Rights Agreement dated March 31, 1988 between
     Safeguard Scientifics, Inc. and Mellon Bank
     (East) N.A., as Rights Agent (3)(Exhibit 1)

4.3 Form of letter sent to shareholders regarding adoption of Shareholder Rights Plan
     (3)(Exhibit 2)

4.4     Form of certificate of Safeguard Scientifics, Inc.
     Common Stock, par value $.10 per share
     (5)(Exhibit 4.3)

4.5**     1979 Stock Option Plan (1)(Exhibit 10)

4.6**     1980 Stock Option Plan (1)(Exhibit 10)(5)(Exhibit 10.5)

4.7**     1990 Stock Option Plan (11) (Exhibit 4.7)

4.8**     Stock Option Plan for Non-Employee Directors (11)
     (Exhibit 4.8)

4.9**     Safeguard Scientifics, Inc. Amended and Restated
     Stock Savings Plan*

4.10**     Safeguard Scientifics, Inc. Stock Savings Plan
     Trust Agreement (5)(Exhibit 4.2)

10.1**     Safeguard Scientifics Money Purchase Pension Plan
     (6)(Exhibit 10.3)

10.2**     First Amendment to Safeguard Scientifics
     Money Purchase Pension Plan (11) (Exhibit 10.2)

10.3**     Second Amendment to Safeguard Scientifics
     Money Purchase Pension Plan*

10.4**     Safeguard Scientifics Money Purchase Pension Plan
     Trust Agreement (6)(Exhibit 10.4)

10.5**     Safeguard Management Incentive Compensation Plan
     (7)(Exhibit 10.3)

10.6**     Safeguard Scientifics, Inc. Long Term Incentive Plan,
     as amended and restated effective June 15, 1994 *

10.7**     Form of Promissory Notes dated December 22, 1994
     given by certain executives in payment for restricted stock grants*

10.8**     Form of Promissory Notes dated January 3, 1995
     given by certain executives in payment for restricted stock grants*

10.9**     Safeguard Scientifics, Inc. Deferred Compensation
     Plan (2)(Exhibit 10.12)

10.10**     Amended and Restated Credit Agreement dated
     June 30, 1994 by and among Safeguard Scientifics,
     Inc., Safeguard Scientifics (Delaware), Inc., and Midlantic Bank (excluding schedules and exhibits) (12) (Exhibit 10)

10.11**     Amended and Restated Revolving Note dated
     June 30, 1994 made by Safeguard Scientifics,
     Inc., Safeguard Scientifics (Delaware), Inc.
     (12) (Exhibit 10)

10.12     Term Note dated June 30, 1994 from Safeguard
     Scientifics, Inc. and Safeguard Scientifics
     (Delaware), Inc. (12) (Exhibit 10)

10.13 Second Amended and Restated Credit Agreement dated February 1, 1995 by and among Safeguard
     Scientifics, Inc., Safeguard Scientifics
     (Delaware), Inc. and Midlantic Bank
     (excluding schedules and exhibits)*


10.14 Second Amended and Restated Revolving Loan Note dated February 1, 1995 made by Safeguard Scientifics,
     Inc., and Safeguard Scientifics (Delaware), Inc.*

10.15 Revolving Credit Financing and Security Agreement dated as of August 4, 1993 between CompuCom Systems, Inc.
     and NationsBank of Texas, N.A.(excluding schedules and exhibits) (11) (Exhibit 10.12)

10.16     $125,000,000 Master Revolving Promissory Note from
     CompuCom Systems, Inc. to NationsBank of Texas, N.A.
     dated as of August 4, 1993 (11) (Exhibit 10.13)

10.17 First Amendment to Financing and Security Agreement dated as of March 31, 1994 between CompuCom Systems, Inc.
     and NationsBank of Texas, N.A.*

10.18 Master Revolving Promissory Note dated March 31, 1994 made by CompuCom Systems, Inc.*

10.19**     Letter agreement between Safeguard Scientifics, Inc.
     and Jean C. Tempel dated November 5, 1993 (11)
     (Exhibit 10.20)

10.20**     Letter agreements among Continental Capital Partners,
     Charterhouse North America Securities, Inc.,
     Valley Forge Capital Group Ltd., MIG Securities, Inc.
     and Safeguard Scientifics, Inc. dated September 6,
     1991 (11) (Exhibit 10.21)

10.21**     Memo of Understanding between Valley Forge Capital
     Group, Ltd. and Safeguard Scientifics, Inc. dated as of October 15, 1992 (11) (Exhibit 10.22)

10.22**     Letter agreement dated August 13, 1991 between Valley
     Forge Capital Group, Ltd. and CenterCore, Inc. (11)
     (Exhibit 10.23)

10.23     Stock Purchase Agreement between CompuCom Systems, Inc.
     and Rosetta Stone Corporation dated January 5, 1994, regarding sale of common stock of PC Parts Express, Inc. (exhibits omitted) with attached $3,500,000
     Promissory Note, Pledge and Security Agreement, and
     PC Parts Express, Inc. Common Stock Purchase Warrant
     (11) (Exhibit 10.24)

10.24 Asset Purchase Agreement among Rosetta Stone Corporation, Teknowlogy Corp. and CompuCom Acquisition Corporation, d/a/a Micro Solutions, dated January 5, 1994, regarding sale of MicroSolutions' Network Training Group division
     (exhibits omitted), with attached $1,000,000
     Installment Promissory Note and Pledge and Security
     Agreement (11) (Exhibit 10.25)

10.25**     Resignation Agreement, effective January 1, 1994,
     between Avery More and CompuCom Systems, Inc.
     (11) (Exhibit 10.26)

10.26**     Promissory Note dated August 31, 1994 from
     Edward Anderson to CompuCom Systems, Inc.*

10.27**     Pledge Agreement dated August 31, 1994 between
     Edward Anderson and CompuCom Systems, Inc.*

10.28**     Promissory Note dated January 5, 1995 from
     James Dixon to CompuCom Systems, Inc.*

11     Computation of Per Share Earnings*

13     Pages 21 to 39 of Annual Report to Shareholders
     for year ended December 31, 1994*

21     List of Subsidiaries*

23     Consent of KPMG Peat Marwick LLP, independent
     auditors*

27     Financial Data Schedule*
________________________________

*     Filed herewith.

**     These exhibits relate to compensatory plans, contracts or
arrangements in which directors and/or executive officers of the registrant may participate.

(1) Filed on March 30, 1981 as an exhibit to the Annual Report on Form 10-K (No. 1-5620) and incorporated herein by reference.
(2) Filed on March 30, 1987 as an exhibit to Annual Report on Form 10-K (No. 1-5620) and incorporated herein by reference.
(3) Filed on April 8, 1988 as an exhibit to Form 8-K (No. 1-5620) and incorporated herein by reference.
(4) Filed on March 29, 1991 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.
(5) Filed on December 13, 1991 as an exhibit to Form 8-K (No. 1-5620) and incorporated herein by reference.
(6) Filed on March 30, 1992 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.
(7) Filed on March 31, 1993 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.
(8) Filed on April 9, 1993 as an exhibit to Form 8 Amendment to Form 10-K (No. 1-5620) and incorporated herein by reference.
(9) Filed on October 22, 1993 as an exhibit to Form 8-K (No. 1-5620) and incorporated herein by reference.
(10) Filed on November 15, 1993 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.
(11) Filed on March 30, 1994 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.
(12) Filed on August 15, 1994 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.
(13) Filed on October 17, 1994 as an exhibit to Form 8-K (No. 1-5620) and incorporated herein by reference.





INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Safeguard Scientifics, Inc.:

Under date of February 16, 1995, we reported on the consolidated balance sheets of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for investments by adopting the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994.



/s/ KPMG Peat Marwick LLP
Philadelphia, Pennsylvania
February 16, 1995


   Safeguard Scientifics, Inc.
            Schedule I
Condensed Consolidated Balance Sheets
    December 31, 1994 and 1993
          (In thousands)

              ASSETS


                                                  1994                 1993
                                               -----------          ----------
Current Assets
 Cash                                        $      2,264         $     3,128
 Receivables less allowances
  ($103 - 1994; $149 - 1993)                        3,733               3,753
 Notes and other receivables                       11,127               1,667
 Inventories                                        1,291               1,188
 Other current assets                               2,240               1,879
                                               -----------          ----------
   Total current assets                            20,655              11,615

Property, Plant & Equipment, net                   20,940              21,296
Commercial Real Estate, net                        18,433              36,423

Other Assets
 Investments in unconsolidated
   subsidiaries and affiliates                    147,380              65,899
 Notes and other receivables                        4,527              18,958
 Deferred taxes on income                                                 297
 Other                                              2,587               3,545
                                               -----------          ----------
                                                  154,494              88,699
                                               -----------          ----------

                                             $    214,522         $   158,033
                                               ===========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  1994                 1993
                                               -----------          ----------
Current Liabilities
 Current commercial real estate debt         $      3,120         $    11,038
 Current debt obligations                           2,154               3,360
 Accounts payable                                   3,040               1,358
 Accrued expenses                                  13,612               6,009
                                               -----------          ----------
   Total current liabilities                       21,926              21,765
                                               -----------          ----------

Long-Term Debt                                     57,882              16,692
Commercial Real Estate Debt                        17,594              29,630
Deferred taxes on income                            5,404
Other Liabilities                                   1,169               1,179

Shareholders' Equity
 Common stock                                       1,093                 547
 Additional paid-in capital                        25,669              26,177
 Retained earnings                                 91,780              76,040
 Treasury stock                                   (13,228)            (13,997)
 Net unrealized appreciation on investments         5,233
                                               -----------          ----------
                                                  110,547              88,767
                                               -----------          ----------

                                             $    214,522         $   158,033
                                               ===========          ==========




      Safeguard Scientifics, Inc.
            Schedule I
Condensed Consolidated Statements of Operations
 December 31, 1994, 1993 and 1992
(In thousands except per share amounts)



                                            1994            1993            1992
                                        ------------    ------------    ------------
Revenues
 Net sales                            $      35,024   $      32,380   $      29,411
 Gains on sales of securities, net           21,789           9,574          10,214
 Other income                                 7,323           6,088           5,641
                                        ------------    ------------    ------------
   Total revenues                            64,136          48,042          45,266

Costs and Expenses
 Cost of sales                               22,054          20,289          17,182
 Selling                                      1,307           1,338           1,248
 General and administrative                  14,334          12,562          10,357
 Depreciation and amortization                4,383           4,287           4,074
 Interest                                     5,141           4,404           4,992
 Equity in income of unconsolidated
   subsidiaries and affiliates,
   net of taxes                              (2,378)         (2,060)         (4,574)
                                        ------------    ------------    ------------
   Total costs and expenses                  44,841          40,820          33,279
                                        ------------    ------------    ------------

Earnings Before Taxes on Income              19,295           7,222          11,987

Provision for Taxes on Income                 3,555           3,369           3,123
                                        ------------    ------------    ------------

Net Earnings                          $      15,740   $       3,853   $       8,864
                                        ============    ============    ============


Earnings Per Share
   Primary                                    $1.54            $.31            $.88
   Fully Diluted                              $1.41            $.21            $.82

Average Common Shares Outstanding
   Primary                                    9,813          10,046          10,100
   Fully Diluted                              9,893          10,136          10,202


                                   Safeguard Scientifics, Inc.
                                          Schedule I
                         Condensed Consolidated Statements of Cash Flows
                           Years ended December 31, 1994, 1993 and 1992
                                          (In thousands)


                                                            1994           1993           1992
                                                          -------         ------         ------
Operating Activities
  Net earnings                                            $15,740         $3,853         $8,864
  Adjustments to reconcile net earnings to
    cash from operating activities
  Depreciation and amortization                             4,383          4,287          4,074
  Deferred income taxes                                     3,006          2,690          4,155
  Equity in income of unconsolidated
    subsidiaries and affiliates, net                       (2,378)        (2,060)        (4,574)
  Gains on sales of securities, net                       (21,789)        (9,574)       (10,214)
                                                          -------         ------         ------
                                                           (1,038)          (804)         2,305

Cash provided (used) by changes in working
  capital items
    Receivables                                            (5,239)         1,741         (3,004)
    Inventories                                              (103)          (504)           (63)
    Other current assets                                     (361)          (785)          (508)
    Accounts payable and accrued expenses                   1,493            718          1,448
    Taxes on income                                             0              0         (1,134)
                                                          -------         ------         ------
                                                           (4,210)         1,170         (3,261)
                                                          -------         ------         ------

Cash provided (used) by operating activities               (5,248)           366           (956)
Proceeds from sales of securities, net                     16,953         20,129         18,689
                                                          -------         ------         ------

Cash provided by operating activities
  and sales of securities, net                             11,705         20,495         17,733

Other Investing Activities
  Investments and notes acquired                          (49,343)        (7,775)       (12,376)
  Expenditures for property, plant & equipment             (2,375)        (5,357)        (4,080)
  Commercial real estate costs                                  0           (130)          (468)
  Other, net                                               (1,302)            80           (971)
                                                          -------         ------         ------
Cash (used) by other investing activities                 (53,020)       (13,182)       (17,895)

Financing Activities
  Net borrowings on revolving credit facilities            17,927          6,200
  Net borrowings (repayments) on term debt                 21,717         (7,735)         1,801
  Repurchase of common stock                                 (551)        (8,000)        (1,506)
  Stock options exercised                                   1,358          1,229
                                                          -------         ------         ------
Cash provided (used) by financing activities               40,451         (8,306)           295
                                                          -------         ------         ------

Increase (Decrease) in Cash                                  (864)          (993)           133
Cash - beginning of year                                    3,128          4,121          3,988
                                                          -------         ------         ------

Cash - End of Year                                         $2,264         $3,128         $4,121
                                                          =======         ======         ======


Notes to Condensed Consolidated Financial Statements

NOTE 1 - DEBT

                                                      1994        1993
                                                     ------      -----
                                                       ($000 omitted)

Revolving credit facility and term note payable,
   interest at prime and/or LIBOR plus 2.25%       $44,100     $10,200
Notes payable, interest ranging from 1% to 2%
   below prime                                       6,975
9.75% mortgage note; payable
   monthly through 2002                              3,543       3,568
Industrial Development Revenue Bonds,
   due in installments through 2002                  2,550       2,890
Variable rate Industrial Development
   Revenue Bond mortgage due monthly
   through 2000                                        757       1,013
Term loan, interest at 1% above prime
   rate; payable monthly through 1998                  729         867
Other                                                1,382       1,514
                                                   --------    --------
                                                    60,036      20,052
Current debt obligations                            (2,154)     (3,360)
                                                   --------    --------
Long-term debt                                     $57,882     $16,692
                                                   ========    ========



Aggregate maturities of long-term debt during future years are as follows: $2.2 million-1995; $.8 million--1996; $.8 million--1997;
$51.6 million--1998; $.4 million--1999 and $4.2 million  thereafter.

Interest paid in 1994, 1993 and 1992 was $4.9 million, $4.8 million, and $5.0 million, respectively, of which $2.7 million, $3.5 million and $4.1 million in 1994, 1993 and 1992, respectively, related to commercial real estate debt.

In connection with investments in certain unconsolidated subsidiaries and investee companies, the Company is contingently obligated for approximately $13.8 million in bank loan and other guarantees and $7.5 million for possible future investments.


                                             SAFEGUARD SCIENTIFICS, INC. AND SUBSIDIARIES
                                             --------------------------------------------
                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                            -----------------------------------------------
                                                             (In thousands)
                                                Balance       Additions
                                               Beginning      Charged to                                          Balance
DECSCRIPTION                                    of Year       Operations     Deductions          Other          End of Year
------------                                  -----------    ------------   ------------        --------       ------------
                                                                                (1)
Allowance for doubtful accounts

   Year ended December 31, 1992                  $2,243            $2,113         $1,336                              $3,020

   Year ended December 31, 1993                  $3,020            $1,276         $676            $1,860  (2)         $5,480

   Year ended December 31, 1994                  $5,480            $3,378         $1,669           $(723) (3)         $6,466



(1) Net write-offs.

(2) Maris Equipment Co. valuation
    reserve at acquisition date.

(3) Sale and deconsolidation of Micro
    Decisionware and Coherent, respectively.


                                                          SAFEGUARD SCIENTIFICS, INC.
                                                         SCHEDULE III REAL ESTATE AND
                                                           ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 1994
                                                                 (In thousands)

                                          Initial Cost          Costs Capitalized            Cost
                                           to Company              subsequent to           at close
                                          (Acquisition)             acquisition           of period
                                        -------------------  ---------------------   -------------------
                                                Building &                Carrying           Building &    Accumulated    Date of
  Description (1)       Encumbrances    Land   Improvements  Improvements  Costs   Land  Improvements  Depreciation  Construction
-----------------       ------------    ----   ------------  ------------   -----    ----   ------------  ------------  ---------
                                                                                                               (2)
Meeting House         All Mortgages    $1,527      $10,877      $3,106      $921    $1,527      $14,904       $4,614         1983
Business Center       Are Secured
Plymouth Meeting, PA  by Related
(5 Properties)        Property

Horsham Business      All Mortgages       412        2,722         121                 412        2,843          928         1984
Center                Are Secured
Horsham, PA           by Related
(1 Property)          Property

Whiteland Business    All Mortgages       343        1,928         794        47       343        2,769          807         1985
Center                Are Secured
Exton, PA             by Related
(1 Property)          Property

Iron Run              All Mortgages       213        2,148         358        21       213        2,527          756         1984
Allentown, PA         Are Secured
(1 Property)          by Related
                      Property

                                        ------      -------      ------      ----    ------      -------       ------
                                        $2,495      $17,675      $4,379      $989    $2,495      $23,043       $7,105
                                        ======      =======      ======      ====    ======      =======       ======

(1)  Acquired June 27, 1986.
(2)  All properties and improvements are depreciated over a 10 or 30-year estimated useful life.


Schedule III, cont.

SAFEGUARD SCIENTIFICS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
NOTES TO COLUMNS E AND F
(In thousands)

Note to Column E                                                Year ended December 31
----------------
                                                     1994                1993                1992
                                        ------------------------------------------------------------
Balance at beginning of period                  $    47,460         $    47,504         $    47,094

   Additions - Tenant required improvements                                 130                 468

   Real estate sold                                  (5,015)                (12)                (58)

   Transferred to mortgage holders                  (16,907)

    Other                                                                  (162)
                                                  ----------          ----------          ----------


Balance at close of period                      $    25,538         $    47,460         $    47,504
                                                  ==========          ==========          ==========


   Aggregate cost for federal income tax        $    22,500         $    41,042         $    40,912
                                                  ==========          ==========          ==========


Note to Column F
----------------

Balance at beginning of period                  $    11,037         $     9,456         $     7,898

   Additions - Depreciation                           1,447               1,581               1,558

   Real estate sold                                  (1,111)

   Transferred to mortgage holders                   (4,268)
                                                  ----------          ----------          ----------


Balance at close of period                      $     7,105         $    11,037         $     9,456
                                                  ==========          ==========          ==========



                                     SAFEGUARD SCIENTIFICS, INC.
                               SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
                                            DECEMBER 31, 1994
                                              (In thousands)

                                                                 Final                    Periodic
            Description             Interest rate            maturity date              payment terms
-------------------------------    ---------------          ---------------            ---------------

Permanent mortgage financing -       Ranging from             Ranging from                Subject to
commercial office buildings and           9%                 1995 - 2000            various amortization
land - suburban metropolitan           to 10.5%                                       schedules including
Philadelphia area - property                                                          balloon payments at
carrying value of $6,609                                                                   maturity
(3 mortgages)
                                                                                    1995 -          2,968
                                                                                    1996 -             70
                                                                                    1997 -          1,510
                                                                                    1998 -            (19)
                                                                                    1999 -             26
                                                                                    2000 -          2,456



Cash flow permanent mortgage            7.125%                    1999                     Subject to
financing - commercial office                                                        amortization schedules
buildings and land - suburban                                                          including balloon
metropolitan Philadelphia area -                                                      payments at maturity
property carrying value of $11,824
(1 mortgage)                                                                        1995 -            152
                                                                                    1996 -            164
                                                                                    1997 -            176
                                                                                    1998 -            189
                                                                                    1999 -         13,022
Deferred Financing costs



The prime rate at December 31, 1994 was 8.5%.




(Continued)

                                                      SAFEGUARD SCIENTIFICS, INC.
                                               SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
                                                            DECEMBER 31, 1994
                                                              (In thousands)

                                                                                                            Principal amount
                                                                                                           of loans subject to
                                                                  Face amounts     Carrying amounts       delinquent principal
                                         Prior liens              of mortgages       of mortgages             or interest
                                        -------------            --------------    -----------------      ---------------------

Permanent mortgage financing -                -                    $  7,500           $  7,184                    -
commercial office buildings and
land - suburban metropolitan
Philadelphia area - property
carrying value of $6,609
(3 mortgages)



Cash flow permanent mortgage                                          15,000             13,703                   -
financing - commercial office
buildings and land - suburban
metropolitan Philadelphia area -
property carrying value of $11,824
(1 mortgage)




Deferred Financing costs                                                                  (173)
                                                                     -------           -------
                                                                     $22,500           $20,714
                                                                     =======           =======

The prime rate at December 31, 1994 was 8.5%.




Schedule IV, cont.

SAFEGUARD SCIENTIFICS, INC.
MORTGAGE LOANS ON REAL ESTATE, CONTINUED
NOTE TO COLUMN G
(In thousands)
                                                                          Year ended December 31
                                                               1994                1993                1992
                                                            --------------------------------------------------
Balance at beginning of period                                $40,668             $41,159             $41,812

   Net decrease (increase) in deferred financing costs             99                 178                (183)
                                                            ----------          ----------          ----------

                                                               40,767              41,337              41,629

   Dispositions                                                (4,544)                  0                   0

   Transferred to mortgage holders                            (15,190)                  0                   0

   Payments on permanent financings                              (319)               (669)               (470)
                                                            ----------          ----------          ----------


Balance at close of period                                    $20,714             $40,668             $41,159
                                                            ==========          ==========          ==========





                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 27, 1995                  SAFEGUARD SCIENTIFICS, INC.


                                By: Warren V. Musser
                                    ---------------------------
                                    Warren V. Musser
                                    Chairman, President and Chief
                                    Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:   March 27, 1995             Warren V. Musser
                                    --------------------------------------
                                    Warren V. Musser
                                    Chairman, President and Chief
                                    Executive Officer (Principal
                                    Executive Officer)

Dated:   March 27, 1995             Gerald M. Wilk
                                    --------------------------------------
                                    Gerald M. Wilk, Vice President-Finance
                                    (Principal Financial and Accounting
                                    Officer)

Dated:   March 27, 1995             Vincent G. Bell
                                    --------------------------------------
                                    Vincent G. Bell, Jr., Director

Dated:   March 27, 1995             Robert A. Fox
                                    --------------------------------------
                                    Robert A. Fox, Director

Dated:   March 27, 1995             Delbert W. Johnson
                                    --------------------------------------
                                    Delbert W. Johnson, Director

Dated:   March 27, 1995             Peter Likins
                                    --------------------------------------
                                    Peter Likins, Director

Dated:   March 27, 1995             Russell E. Palmer
                                    --------------------------------------
                                    Russell E. Palmer, Director

Dated:   March 27, 1995             John W. Poduska Sr.
                                    --------------------------------------
                                    John W. Poduska Sr., Director

Dated:   March 27, 1995             Hubert J. P. Schoemaker
                                    --------------------------------------
                                    Hubert J. P. Schoemaker, Director

Dated:   March 27, 1995             Heinz Schimmelbusch
                                    --------------------------------------
                                    Heinz Schimmelbusch, Director

Dated:   March 27, 1995             Jean C. Tempel
                                    --------------------------------------
                                    Jean C. Tempel, Director

                             EXHIBIT INDEX


     The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.


EXHIBIT NO.               EXHIBIT
-----------               -------

2.1     Asset Purchase Agreement among MEC Acquisition, Inc.,
     CenterCore, Inc. and Maris Equipment Company dated September 15, 1993 (excluding schedules and exhibits) (9)(Exhibit 2.1)

2.2     Promissory Note dated September 22, 1993 from MEC
     Acquisition, Inc. to Maris Equipment Company
     (9)(Exhibit 2.2)

2.3     Asset Purchase Agreement between Texas Instruments
     Incorporated and Premier Solutions Ltd. dated as of September 30, 1994 (excluding schedules and exhibits) (13) (Exhibit 2.1)

2.4     Services Agreement between Texas Instruments
     Incorporated and Premier Solutions Ltd. dated as of September 30, 1994 (13) (Exhibit 2.2)

3.1     Articles of Incorporation of the Company, as amended
     (6)(Exhibit 3.1)

3.2     By-laws of the Company, as amended
     (6)(Exhibit 3.2)

4.2     Rights Agreement dated March 31, 1988 between
     Safeguard Scientifics, Inc. and Mellon Bank
     (East) N.A., as Rights Agent (3)(Exhibit 1)

4.3 Form of letter sent to shareholders regarding adoption of Shareholder Rights Plan
     (3)(Exhibit 2)

4.4     Form of certificate of Safeguard Scientifics, Inc.
     Common Stock, par value $.10 per share
     (5)(Exhibit 4.3)

4.5**     1979 Stock Option Plan (1)(Exhibit 10)

4.6**     1980 Stock Option Plan (1)(Exhibit 10)(5)(Exhibit 10.5)

4.7**     1990 Stock Option Plan (11) (Exhibit 4.7)

4.8**     Stock Option Plan for Non-Employee Directors (11)
     (Exhibit 4.8)

4.9**     Safeguard Scientifics, Inc. Amended and Restated
     Stock Savings Plan*

4.10**     Safeguard Scientifics, Inc. Stock Savings Plan
     Trust Agreement (5)(Exhibit 4.2)

10.1**     Safeguard Scientifics Money Purchase Pension Plan
     (6)(Exhibit 10.3)

10.2**     First Amendment to Safeguard Scientifics
     Money Purchase Pension Plan (11) (Exhibit 10.2)

10.3**     Second Amendment to Safeguard Scientifics
     Money Purchase Pension Plan*

10.4**     Safeguard Scientifics Money Purchase Pension Plan
     Trust Agreement (6)(Exhibit 10.4)

10.5**     Safeguard Management Incentive Compensation Plan
     (7)(Exhibit 10.3)

10.6**     Safeguard Scientifics, Inc. Long Term Incentive Plan,
     as amended and restated effective June 15, 1994 *

10.7**     Form of Promissory Notes dated December 22, 1994
     given by certain executives in payment for restricted stock grants*

10.8**     Form of Promissory Notes dated January 3, 1995
     given by certain executives in payment for restricted stock grants*

10.9**     Safeguard Scientifics, Inc. Deferred Compensation
     Plan (2)(Exhibit 10.12)

10.10**     Amended and Restated Credit Agreement dated
     June 30, 1994 by and among Safeguard Scientifics,
     Inc., Safeguard Scientifics (Delaware), Inc., and Midlantic Bank (excluding schedules and exhibits) (12) (Exhibit 10)

10.11**     Amended and Restated Revolving Note dated
     June 30, 1994 made by Safeguard Scientifics,
     Inc., Safeguard Scientifics (Delaware), Inc.
     (12) (Exhibit 10)

10.12     Term Note dated June 30, 1994 from Safeguard
     Scientifics, Inc. and Safeguard Scientifics
     (Delaware), Inc. (12) (Exhibit 10)

10.13 Second Amended and Restated Credit Agreement dated February 1, 1995 by and among Safeguard
     Scientifics, Inc., Safeguard Scientifics
     (Delaware), Inc. and Midlantic Bank
     (excluding schedules and exhibits)*

10.14 Second Amended and Restated Revolving Loan Note dated February 1, 1995 made by Safeguard Scientifics,
     Inc., and Safeguard Scientifics (Delaware), Inc.*

10.15 Revolving Credit Financing and Security Agreement dated as of August 4, 1993 between CompuCom Systems, Inc.
     and NationsBank of Texas, N.A.(excluding schedules and exhibits) (11) (Exhibit 10.12)

10.16     $125,000,000 Master Revolving Promissory Note from
     CompuCom Systems, Inc. to NationsBank of Texas, N.A.
     dated as of August 4, 1993 (11) (Exhibit 10.13)

10.17 First Amendment to Financing and Security Agreement dated as of March 31, 1994 between CompuCom Systems, Inc.
     and NationsBank of Texas, N.A.*

10.18 Master Revolving Promissory Note dated March 31, 1994 made by CompuCom Systems, Inc.*

10.19**     Letter agreement between Safeguard Scientifics, Inc.
     and Jean C. Tempel dated November 5, 1993 (11)
     (Exhibit 10.20)

10.20**     Letter agreements among Continental Capital Partners,
     Charterhouse North America Securities, Inc.,
     Valley Forge Capital Group Ltd., MIG Securities, Inc.
     and Safeguard Scientifics, Inc. dated September 6,
     1991 (11) (Exhibit 10.21)

10.21**     Memo of Understanding between Valley Forge Capital
     Group, Ltd. and Safeguard Scientifics, Inc. dated as of October 15, 1992 (11) (Exhibit 10.22)

10.22**     Letter agreement dated August 13, 1991 between Valley
     Forge Capital Group, Ltd. and CenterCore, Inc. (11)
     (Exhibit 10.23)

10.23     Stock Purchase Agreement between CompuCom Systems, Inc.
     and Rosetta Stone Corporation dated January 5, 1994, regarding sale of common stock of PC Parts Express, Inc. (exhibits omitted) with attached $3,500,000
     Promissory Note, Pledge and Security Agreement, and
     PC Parts Express, Inc. Common Stock Purchase Warrant
     (11) (Exhibit 10.24)

10.24 Asset Purchase Agreement among Rosetta Stone Corporation, Teknowlogy Corp. and CompuCom Acquisition Corporation, d/a/a Micro Solutions, dated January 5, 1994, regarding sale of MicroSolutions' Network Training Group division
     (exhibits omitted), with attached $1,000,000
     Installment Promissory Note and Pledge and Security
     Agreement (11) (Exhibit 10.25)

10.25**     Resignation Agreement, effective January 1, 1994,
     between Avery More and CompuCom Systems, Inc.
     (11) (Exhibit 10.26)

10.26**     Promissory Note dated August 31, 1994 from
     Edward Anderson to CompuCom Systems, Inc.*

10.27**     Pledge Agreement dated August 31, 1994 between
     Edward Anderson and CompuCom Systems, Inc.*

10.28**     Promissory Note dated January 5, 1995 from
     James Dixon to CompuCom System, Inc.*

11     Computation of Per Share Earnings*

13     Pages    to    of Annual Report to Shareholders
     for year ended December 31, 1994*

21     List of Subsidiaries*

23     Consent of KPMG Peat Marwick, independent
     auditors*

27     Financial Data Schedule*
-------------------------------


*     Filed herewith.

**     These exhibits relate to compensatory plans, contracts or
arrangements in which directors and/or executive officers of the registrant may participate.

(1) Filed on March 30, 1981 as an exhibit to the Annual Report on Form 10-K (No. 1-5620) and incorporated herein by reference.
(2) Filed on March 30, 1987 as an exhibit to Annual Report on Form 10-K (No. 1-5620) and incorporated herein by reference.
(3) Filed on April 8, 1988 as an exhibit to Form 8-K (No. 1-5620) and incorporated herein by reference.
(4) Filed on March 29, 1991 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.
(5) Filed on December 13, 1991 as an exhibit to Form 8-K (No. 1-5620) and incorporated herein by reference.
(6) Filed on March 30, 1992 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.
(7) Filed on March 31, 1993 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.
(8) Filed on April 9, 1993 as an exhibit to Form 8 Amendment to Form 10-K (No. 1-5620) and incorporated herein by reference.
(9) Filed on October 22, 1993 as an exhibit to Form 8-K (No. 1-5620) and incorporated herein by reference.
(10) Filed on November 15, 1993 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.
(11) Filed on March 30, 1994 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.
(12) Filed on August 15, 1994 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.
(13) Filed on October 17, 1994 as an exhibit to Form 8-K (No. 1-5620) and incorporated herein by reference.