Form 10-Q
period 1995-03-31
SAFEGUARD SCIENTIFICS INC ET AL
filed 1995-05-15
CIK 86115

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended   March 31, 1995    Commission File Number   1-5620



                  SAFEGUARD SCIENTIFICS, INC.
- ---------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Pennsylvania                                 23-1609753
- ---------------------------------------------------------------------
(state or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                 Identification Number)

800 The Safeguard Building,   435 Devon Park Drive  Wayne, PA    19087
- ---------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (610) 293-0600

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
     Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
            Yes    X                       No
               --------                      --------

Number of shares outstanding as of       May 9, 1995

Common Stock                               9,620,938


                      SAFEGUARD SCIENTIFICS, INC.
                      QUARTERLY REPORT FORM 10-Q

                               INDEX

                     PART I - FINANCIAL INFORMATION
                     ------------------------------
                                                                   Page
                                                                   ----

Item 1 - Financial Statements:

     Consolidated Balance Sheets -
     March 31, 1995 (unaudited) and December 31, 1994                 3

     Consolidated Statements of Operations -
     Three Months Ended March 31, 1995 and 1994 (unaudited)           5

     Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 1995 and 1994 (unaudited)           6

     Notes to Consolidated Financial Statements                       7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                8


                     PART II - OTHER INFORMATION
                     ---------------------------

Item 4 - Submission of Matters to a Vote of Security Holders         11

Item 6 - Exhibits                                                    11

Signatures                                                           12


                                 SAFEGUARD SCIENTIFICS, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                        (000 omitted)


                                                             March 31               December 31
ASSETS                                                         1995                    1994
                                                            ------------           ------------
                                                            (UNAUDITED)
Current Assets
Cash                                                           $  6,352               $  7,860
Receivables less allowances
  ($2,513 - 1995;  $6,466 - 1994)                               241,414                276,034
Inventories                                                     146,124                160,380
Other current assets                                              4,384                  5,832
                                                              ---------               --------
    Total current assets                                        398,274                450,106


Property, Plant and Equipment                                    72,387                 79,569
    Less accumulated depreciation
        and amortization                                        (30,096)               (36,014)
                                                              ---------               --------
                                                                 42,291                 43,555

Commercial Real Estate                                           25,620                 25,538
     Less accumulated depreciation                               (7,332)                (7,105)
                                                              ---------               --------
                                                                 18,288                 18,433

Other Assets
Investments                                                      69,758                 66,310
Notes and other receivables                                       5,859                  5,554
Excess of cost over net assets of
  businesses acquired                                            21,321                 22,187
Other                                                            11,861                 11,010
                                                              ---------               --------
                                                                108,799                105,061
                                                              ---------               --------
                                                               $567,652               $617,155
                                                              =========               ========


                               SAFEGUARD SCIENTIFICS, INC.
                               CONSOLIDATED BALANCE SHEETS
                               (000 omitted except shares)


                                                               March 31              December 31
LIABILITIES AND SHAREHOLDERS' EQUITY                             1995                   1994
                                                              -----------            -----------
                                                              (UNAUDITED)
Current Liabilities
Current commercial real estate debt                            $  3,114          $       3,120
Current debt obligations                                          7,829                 14,041
Accounts payable                                                127,308                168,431
Accrued expenses                                                 49,364                 63,284
Taxes on income                                                   4,300                    374
                                                               --------               --------
    Total current liabilities                                   191,915                249,250

Long-Term Debt                                                  201,967                201,393
Commercial Real Estate Debt                                      17,549                 17,594

Deferred Taxes                                                    6,972                  7,336
Other Liabilities                                                   816                    969

Minority Interest                                                31,871                 30,066

Shareholders' Equity
Common stock, par value $.10 a share
    Authorized -20,000,000 shares
    Issued         -10,933,114 shares                             1,093                  1,093
Additional paid-in capital                                       25,557                 25,669
Retained earnings                                                95,316                 91,780
Treasury stock, at cost
         1,350,636 shares-1995                                  (12,344)
         1,449,596 shares-1994                                                         (13,228)
Net unrealized appreciation on investments                        6,940                  5,233
                                                               --------               --------
                                                                116,562                110,547
                                                               --------               --------
                                                               $567,652               $617,155
                                                               ========               ========


                    SAFEGUARD SCIENTIFICS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                 (000 omitted except per share data)

                                                 Three Months Ended
                                                      March 31
                                           ---------------------------
                                                   1995           1994
                                                   ----           ----
                                                       (UNAUDITED)
Revenues
     Information Technology
        Microcomputer Systems              $    323,487     $  280,857
        Information Solutions                    10,219         17,530
        Workstation and Security Systems                        17,784
                                           ------------     ----------
                                                333,706        316,171

     Metal Finishing                              8,907          7,260
     Commercial Real Estate                         546          1,215
                                           ------------     ----------
     Net Sales                                  343,159        324,646

     Gains on sales of securities, net            2,008          2,307
     Other income                                 2,932          1,731
                                           ------------     ----------
         Total Revenues                         348,099        328,684

Costs and Expenses
    Cost of sales                               281,959        267,358
    Selling                                      32,242         29,147
    General and administrative                   17,640         17,367
    Depreciation and amortization                 4,037          4,210
    Interest                                      5,008          3,698
    Income from equity investments                 (870)          (142)
                                           ------------     ----------
        Total Costs and Expenses                340,016        321,638
                                           ------------     ----------

Earnings Before Minority Interest
     and Taxes                                    8,083          7,046
   Minority interest                             (2,191)        (1,386)
                                           ------------     ----------

Earnings Before Taxes On Income                   5,892          5,660

    Provision for taxes on income                 2,356          2,377
Net Earnings                               $      3,536     $    3,283
                                           ============     ==========

Earnings Per Share
    Primary                                $        .34     $      .32
    Fully Diluted                                   .31            .30

Average Common Shares Outstanding
   Primary                                       10,027          9,788
   Fully Diluted                                 10,065          9,788




                          SAFEGUARD SCIENTIFICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (000 omitted)
                                                                Three Months Ended
                                                                    March 31
                                                      ---------------------------------
                                                              1995                 1994
                                                              ----                 ----
                                                                    (UNAUDITED)
Operating Activities
  Net earnings                                        $      3,536         $      3,283
  Adjustments to reconcile net earnings to
      cash from operating activities
      Depreciation and amortization                          4,037                4,210
      Deferred income taxes                                 (1,243)               1,358
      Income from equity investments                          (870)                (142)
      Gains on sales of securities, net                     (2,008)              (2,307)
      Minority interest, net                                 1,315                  811
                                                      ------------         ------------
                                                             4,767                7,213
Cash provided (used) by changes in working
      capital items
      Receivables                                           20,992               22,759
      Inventories                                           10,846              (26,098)
      Other current assets                                     296               (1,412)
      Accounts payable and accrued expenses                (40,561)             (11,180)
      Taxes on income                                        3,926                  236
                                                      ------------         ------------
                                                            (4,501)             (15,695)
                                                      ------------         ------------
Cash provided (used) by operating activities                   266               (8,482)
Proceeds from sales of securities, net                       1,806                2,480
                                                      ------------         ------------
Cash provided (used) by operating activities
      and sales of securities, net                           2,072               (6,002)
Other Investing Activities
    Investments and notes acquired, net                     (3,909)                  99
    Expenditures for property, plant & equipment            (3,169)              (2,742)
    Business acquisitions, net of cash acquired             (1,185)
    Other, net                                              (2,761)              (1,418)
                                                      ------------         ------------
Cash (used) by other investing activities                  (11,024)              (4,061)
Financing Activities
    Net borrowings on revolving credit facilities            6,396               10,998
    Net repayments on term debt                               (105)              (2,872)
    Stock issued by subsidiaries                               380                2,590
    Repurchase of common stock                                 (32)
    Stock options exercised                                    805                  252
                                                      ------------         ------------
Cash provided by financing activities                        7,444               10,968
                                                      ------------         ------------
 Increase (Decrease) in Cash                                (1,508)                 905
Cash - beginning of year                                     7,860                9,796
                                                      ------------         ------------
Cash - End of Period                                  $      6,352         $     10,701
                                                      ============         ============




                   SAFEGUARD SCIENTIFICS, INC.
             Notes to Consolidated Financial Statements
                          March 31, 1995

1. The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Summary of Accounting Policies and Notes to Consolidated Financial Statements included in the 1994 Form 10-K should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring adjustments) which the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

2. The Company is negotiating an agreement whereby it will contribute a portion of its ownership in CenterCore to the company, sell a significant portion of its remaining interest in CenterCore to CenterCore's management and provide up to $3 million in advances to address current funding requirements of CenterCore. Anticipated obligations of the Company with respect to CenterCore were provided for in 1994. CenterCore is not included in the consolidated financial statements effective January 1, 1995 due to the Company's future reduced ownership.

3. All share and per share data have been retroactively adjusted to reflect the two-for-one split of the Company's common shares effective September 7, 1994.



              Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Operations Overview
- -------------------

     Net sales for the first quarter of 1995 were $343.2 million compared to $324.6 million for the same period in 1994. Net earnings for the first quarter of 1995 were $3.54 million, or $.34 a share, compared to $3.28 million, or $.32 a share for the same period in 1994.

     Comparison of the first quarter 1995 results to the first quarter 1994 results are impacted by three companies which were consolidated in 1994 but are not included in the consolidated results in 1995. Micro Decisionware was sold in the second quarter of 1994. The third quarter 1994 rights offering of stock in Coherent Communications to shareholders of the Company reduced Safeguard's ownership in Coherent to below 50%. In 1995, the Company used the equity method of accounting for its remaining 40% investment in Coherent. During late 1994 into 1995, the Company initiated actions that will result in Safeguard holding a minority ownership position in CenterCore, Inc. As a result, CenterCore is not included in the Company's consolidated financial statements beginning January 1, 1995.

     The net sales increase of 5.7% reflects the 15% increase in sales at CompuCom Systems, Inc. partially offset by the reduced sales due to the sale or disposition of the three companies previously mentioned.
The higher revenues at CompuCom reflect the continued demand by corporate customers for personal computers, as well as CompuCom's focus on expanding its network and technology services. CompuCom's first quarter net revenues reflects an increase in service revenue of 80% over the first quarter of 1994, and includes revenue from three acquisitions of service companies, International Micronet Systems, acquired in December 1994, and Allerion Corporation and Benchmark Corporation, both acquired during the first quarter of 1995. The Company believes the increase in net revenues can also be attributed to the weakened financial condition of certain competitors, as corporate customers consolidate their outsourcing needs and reduce the number of providers to one or two compared to several. In addition, CompuCom has remained focused on its selling strategies and providing quality service.

     CompuCom's sales growth, coupled with the sale or disposition of the three companies previously mentioned, resulted in CompuCom first quarter 1995 sales representing 94% of total sales compared to 86% for the same period in 1994. As a result of the relative significance of CompuCom in the consolidated results, fluctuations in other business units have tended to have a minimal impact. CompuCom was a significant contributor to the improved operating results as it reported a 39% earnings increase.

     Safeguard's principal equity investments, Coherent Communications and Cambridge Technology Partners, both reported outstanding results in the first quarter. Coherent's net earnings increased 173% compared to 1994 on a 62% sales increase. The increase was attributable to large shipments to major customers in the United States, Europe and Australia. Coherent's outlook for sales and earnings growth in 1995 continues to be strong as the markets it serves are continuing to expand throughout the world. Safeguard uses the equity method of accounting for its 40% investment in Coherent.

     Cambridge's sales and earnings increased 80% and 84%, respectively, in 1995. The demand for its services in the U.S. and Europe continues to increase as the market for client/server applications development and implementation remains robust and becomes more accepted by organizations. Cambridge's growth rate far outpaces the overall growth of the systems integration industry, and is validated by market acceptance of its unique fixed-time/fixed-price model and client-centered approach to delivering information technology solutions. Safeguard uses the equity method of accounting for its 24% investment in Cambridge.

     Gross margin at CompuCom as a percentage of net revenues for the first quarter 1995 increased when compared to the same quarter in 1994. This increase is principally due to higher product margins and the increase in service-related activity resulting from CompuCom's emphasis on the growth of the service business. The higher product margins reflect continued price decreases and/or rebates related to certain products from manufacturers and less price competition in the marketplace, partially influenced by poor financial results of certain competitors. In addition, gross margin was positively impacted by increased service-related sales which carry higher margins than product sales. CompuCom participates in certain manufacturer-sponsored programs designed to increase sales of specific products. These programs, excluding volume rebates, are not material when compared to CompuCom's overall financial results. Partially offsetting this gross margin increase was the sale or disposition of three business units whose gross margins were higher than CompuCom.

     Selling, general and administrative expenses increased as a percentage of sales primarily due to CompuCom's expenses related to overall service revenue growth, including the effect of recent acquisitions and infrastructure necessary for expansion. CompuCom's 1995 investment in MIS resources required to enhance customer satisfaction, particularly in the service segment, also contributed to an increase in general and administrative expenses.

     Interest expense increased in the first quarter of 1995 compared to the same period in 1994. Higher working capital required to support the revenue growth at CompuCom, increasing interest rates, and increased corporate borrowings for new business opportunities contributed to the higher interest cost.

Liquidity and Capital Resources
- -------------------------------

     The Company and CompuCom each maintain separate, independent bank credit facilities. CompuCom's debt facility is nonrecourse to the Company and prohibits the payment of common stock dividends while the credit lines remain outstanding.

     The Company's $75 million bank credit facility is the current principal source of cash to fund its business activities including investment commitments and bank guarantees. There were $46.2 million of borrowings against the facility at March 31, 1995 and availability of $28.8 million. In addition, the Company periodically has generated cash by the sale of publicly traded equity securities which it holds. At March 31, 1995, the market value of the Company's publicly traded equity securities, including its common stock investment in CompuCom, is in excess of $277 million. The bank credit facility is secured by a pledge of these publicly traded equity securities.

     In March 1995, the Company transferred three commercial real estate properties to the lender in full satisfaction of the related debt.

     The Company expects its future corporate liquidity to be generated through internal cash flow, the sale, as required, of selected minority-owned, publicly traded securities and borrowing under the credit facility. These sources should be sufficient to fund the Company's cash requirements through 1995.

     During recent years, CompuCom has utilized equity financing, operating earnings, the bank credit facility and long-term subordinated notes to fund its significant revenue growth and related operating asset requirements. CompuCom maintains a satisfactory relationship with several banks and has a $150 million bank revolving credit facility, subject to certain collateral restrictions, with a major bank group. At March 31, 1995 approximately $119 million of this facility was outstanding, with an additional $31 million available to borrow. Negotiations are currently underway to increase CompuCom's bank credit facility to $175 million in the second quarter of 1995 to support their projected net revenue growth.

     The Company's operations are not capital intensive. Capital additions are generally funded through internally generated funds or other financing sources. There were no material asset purchase commitments at March 31, 1995.



Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

The Company held its Annual Meeting of Shareholders on May 11, 1995. At the meeting, the shareholders voted in favor of electing as directors the eleven nominees named in the Proxy Statement dated April 3, 1995. The number of votes cast for, or withheld, were as follows:


I.      ELECTION OF DIRECTORS

                                             FOR               WITHHELD

Warren V. Musser                          8,178,669             84,118
Vincent G. Bell                           8,177,499             85,288
Robert A. Fox                             8,181,599             81,258
Delbert W. Johnson                        8,178,859             83,928
Peter Likins, Ph.D.                       8,181,599             81,188
Jack L. Messman                           8,160,599            102,188
Russell E. Palmer                         8,161,799            100,988
John W. Poduska, Sr., Ph.D.               8,179,259             83,528
Heinz Schimmelbusch, Ph.D.                8,176,559             86,228
Hubert J.P. Schoemaker, Ph.D.             8,158,869            103,918
Jean C. Tempel                            8,196,859             65,928


Item 6.     Exhibits
            --------

(a)    Exhibits

       Number                        Description

        11    Computation of Per Share Earnings
        27    Financial Data Schedule (electronic filing only)

(b) No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1995.



                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SAFEGUARD SCIENTIFICS, INC.
                                               (Registrant)


Date:   May 15, 1995               /s/ Warren V. Musser
                                   -------------------------
                                   Warren V. Musser, Chairman,
                                   President and Chief Executive Officer


Date:   May 15, 1995              /s/ Gerald M. Wilk
                                   -------------------------
                                  Gerald M. Wilk
                                  Vice President
                                  (Principal Financial and
                                       Principal Accounting Officer)