Form 10-Q
period 1995-06-30
SAFEGUARD SCIENTIFICS INC ET AL
filed 1995-08-14
CIK 86115

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended   June 30, 1995       Commission File Number
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

               Yes    X                 No
                     ---                  ---


Number of shares outstanding as of      August 9, 1995

Common Stock                            9,749,563



                   SAFEGUARD SCIENTIFICS, INC.
                   QUARTERLY REPORT FORM 10-Q

                              INDEX

                 PART I - FINANCIAL INFORMATION
                                                           Page

Item 1 - Financial Statements:


  Consolidated Balance Sheets -
  June 30, 1995 (unaudited) and December 31, 1994              3

  Consolidated Statements of Operations (unaudited) -
  Three and Six Months Ended June 30, 1995 and 1994            5

  Consolidated Statements of Cash Flows (unaudited) -
  Six Months Ended June 30, 1995 and 1994                      7

  Notes to Consolidated Financial Statements                   8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations         9


                   PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K.                   13

Signatures                                                   14


                            SAFEGUARD SCIENTIFICS, INC.
                            CONSOLIDATED BALANCE SHEETS
                                 (000 omitted)

                                                    June 30          December 31
ASSETS                                               1995               1994
                                                 -----------         -----------
                                                 (UNAUDITED)
Current Assets
Cash                                                $ 11,581            $  7,860
Receivables less allowances
 ($2,566 - 1995;  $6,466 - 1994)                     238,110             276,034
Inventories                                          151,657             160,380
Other current assets                                   4,209               5,832
                                                 -----------         -----------
  Total current assets                               405,557             450,106


Property, Plant and Equipment                         74,930              79,569
  Less accumulated depreciation
    and amortization                                 (32,180)            (36,014)
                                                 -----------         -----------
                                                      42,750              43,555

Commercial Real Estate                                25,627              25,538
  Less accumulated depreciation                       (7,559)             (7,105)
                                                 -----------         -----------
                                                      18,068              18,433

Other Assets
Investments                                           74,789              66,310
Notes and other receivables                            6,065               5,554
Excess of cost over net assets of
 businesses acquired                                  20,917              22,187
Other                                                 13,593              11,010
                                                 -----------         -----------
                                                     115,364             105,061
                                                 -----------         -----------
                                                    $581,739            $617,155
                                                 ===========         ===========



SAFEGUARD SCIENTIFICS, INC.
                             CONSOLIDATED BALANCE SHEETS
                             (000 omitted except shares)

                                                       June 30          December 31
LIABILITIES AND SHAREHOLDERS' EQUITY                     1995              1994
                                                     ----------          ----------
                                                     (UNAUDITED)
Current Liabilities
Current commercial real estate debt                   $   3,108           $   3,120
Current debt obligations                                  8,444              14,041
Accounts payable                                        137,151             168,431
Accrued expenses                                         52,132              63,284
Taxes on income                                           1,100                 374
                                                     ----------          ----------
    Total current liabilities                           201,935             249,250

Long-Term Debt                                          192,656             201,393
Commercial Real Estate Debt                              17,491              17,594

Deferred Taxes                                            9,246               7,336
Other Liabilities                                           810                 969

Minority Interest                                        33,853              30,066

Shareholders' Equity
Common stock, par value $.10 a share
    Authorized -20,000,000 shares
    Issued -10,933,114 shares                             1,093               1,093
Additional paid-in capital                               25,397              25,669
Retained earnings                                       100,082              91,780
Treasury stock, at cost
         1,214,552 shares-1995                          (11,108)
         1,449,596 shares-1994                                              (13,228)
Net unrealized appreciation on investments               10,284               5,233
                                                     ----------          ----------
                                                        125,748             110,547
                                                     ----------          ----------
                                                      $ 581,739           $ 617,155
                                                     ==========          ==========



SAFEGUARD SCIENTIFICS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     (000 omitted except per share data)

                                                      Three Months Ended
                                                           June 30
                                                  --------------------------
                                                    1995              1994
                                                  --------          --------
                                                          (UNAUDITED)
Revenues
  Information Technology
    Microcomputer Systems                         $350,710          $306,625
    Information Solutions                           10,793            15,824
    Workstation and Security Systems                                  15,612
                                                  --------          --------
                                                   361,503           338,061

  Metal Finishing                                    8,560             7,281
  Commercial Real Estate                               509               856
                                                  --------          --------
  Net Sales                                        370,572           346,198

  Gains on sales of securities, net                  4,591             4,557
  Other income                                       2,117               431
                                                  --------          --------
    Total Revenues                                 377,280           351,186

Costs and Expenses
  Cost of sales                                    303,044           287,762
  Selling                                           35,220            29,534
  General and administrative                        19,691            18,262
  Depreciation and amortization                      4,136             4,109
  Interest                                           5,106             4,056
  Income from equity investments                      (696)             (231)
                                                  --------          --------
    Total Costs and Expenses                       366,501           343,492
                                                  --------          --------

Earnings Before Minority Interest
  and Taxes                                         10,779             7,694
 Minority interest                                  (2,836)           (1,333)
                                                  --------          --------

Earnings Before Taxes On Income                      7,943             6,361

  Provision for taxes on income                      3,177             2,553
                                                  --------          --------
Net Earnings                                      $  4,766          $  3,808
                                                  ========          ========

Earnings Per Share
  Primary                                         $    .45          $    .37
  Fully Diluted                                        .41               .35

Average Common Shares Outstanding
  Primary                                           10,193             9,856
  Fully Diluted                                     10,239             9,856



SAFEGUARD SCIENTIFICS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         (000 omitted except per share data)

                                                            Six Months Ended
                                                                June 30
                                                       --------------------------
                                                         1995              1994
                                                       --------          --------
                                                               (UNAUDITED)
Revenues
  Information Technology
    Microcomputer Systems                              $674,197          $587,482
    Information Solutions                                21,012            33,354
    Workstation and Security Systems                                       33,396
                                                       --------          --------
                                                        695,209           654,232

  Metal Finishing                                        17,467            14,541
  Commercial Real Estate                                  1,055             2,071
                                                       --------          --------
  Net Sales                                             713,731           670,844

  Gains on sales of securities, net                       6,599             6,864
  Other income                                            5,049             2,162
                                                       --------          --------
    Total Revenues                                      725,379           679,870

Costs and Expenses
  Cost of sales                                         585,003           555,120
  Selling                                                67,462            58,681
  General and administrative                             37,331            35,629
  Depreciation and amortization                           8,173             8,319
  Interest                                               10,114             7,754
  Income from equity investments                         (1,566)             (373)
                                                       --------          --------
    Total Costs and Expenses                            706,517           665,130
                                                       --------          --------

Earnings Before Minority Interest
   and Taxes                                             18,862            14,740
  Minority interest                                      (5,027)           (2,719)
                                                       --------          --------

Earnings Before Taxes On Income                          13,835            12,021

  Provision for taxes on income                           5,533             4,930
                                                       --------          --------
Net Earnings                                           $  8,302          $  7,091
                                                       ========          ========

Earnings Per Share
  Primary                                              $    .79          $    .69
  Fully Diluted                                             .72               .64

Average Common Shares Outstanding
  Primary                                                10,124             9,822
  Fully Diluted                                          10,211             9,822



SAFEGUARD SCIENTIFICS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (000 omitted)

                                                         Six Months Ended
                                                             June 30
                                                      ------------------------
                                                       1995             1994
                                                      -------          -------
                                                            (UNAUDITED)
Operating Activities
  Net earnings                                       $  8,302         $  7,091
  Adjustments to reconcile net earnings to
      cash from operating activities
      Depreciation and amortization                     8,191            8,319
      Deferred income taxes                              (698)           1,070
      Income from equity investments                   (1,566)            (373)
      Gains on sales of securities, net                (6,599)          (6,864)
      Minority interest, net                            3,016            1,527
                                                      -------          -------
                                                       10,646           10,770
Cash provided (used) by changes in working
      capital items
      Receivables                                      17,302           21,364
      Inventories                                       5,313          (34,387)
      Other current assets                               (118)          (1,166)
      Accounts payable and accrued expenses           (27,746)         (12,574)
      Taxes on income                                     726           (3,478)
                                                      -------          -------
                                                       (4,523)         (30,241)
                                                      -------          -------
Cash provided (used) by operating activities            6,123          (19,471)
Proceeds from sales of securities, net                 13,044            2,876
                                                      -------          -------
Cash provided (used)  by operating activities
      and sales of securities, net                     19,167          (16,595)
Other Investing Activities
    Investments and notes acquired, net                (3,841)          (4,573)
    Expenditures for property, plant & equipment       (5,860)          (6,224)
    Business acquisitions, net of cash acquired        (1,754)
    Other, net                                         (4,765)          (4,407)
                                                      -------          -------
Cash (used) by other investing activities             (16,220)         (15,204)
Financing Activities
    Net borrowings (repayments)on revolving
      credit facilities                                (2,020)          18,865
    Repayments on term debt                            (3,047)          (3,988)
    Borrowings on term debt                             3,443           12,121
    Stock issued by subsidiaries                          549            2,631
    Repurchase of common stock                            (32)
    Stock options exercised                             1,881            1,036
                                                      -------          -------
Cash provided by financing activities                     774           30,665
                                                      -------          -------
 Increase (Decrease) in Cash                            3,721           (1,134)
Cash - beginning of year                                7,860            9,796
                                                      -------          -------
Cash - End of Period                                 $ 11,581         $  8,662
                                                      =======          =======





                   SAFEGUARD SCIENTIFICS, INC.
           Notes to Consolidated Financial Statements
                          June 30, 1995

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

2. The Company has agreed to contribute a portion of its ownership in CenterCore to the company, sell a significant portion of its remaining interest in CenterCore to CenterCore's management and provide up to $3 million in advances to address CenterCore's funding requirements. Anticipated obligations of the Company with respect to CenterCore were provided for in 1994. CenterCore is not included in the consolidated financial statements effective January 1, 1995 due to the Company's future reduced ownership.

3. In August 1995, the Company's credit facility was renegotiated to increase the availability from $75 million to $100 million and reduce the effective interest rate by .5%. All other significant terms of the facility remained the same.

   In April 1995, CompuCom's credit facility was renegotiated
   to increase the availability   from $150 million to $175
   million. All other significant terms of the facility remained the same.

4. All share and per share data have been retroactively adjusted to reflect the two-for-one split of the Company's common shares effective September 7, 1994.


SAFEGUARD SCIENTIFICS, INC. AND SUBSIDIARIES

 Management's Discussion and Analysis of Financial Condition and
                      Results of Operations

     Net sales for the quarter and six months ended June 30, 1995 increased to $370.6 million and $713.7 million from $346.2 million and $670.8 million for the same periods in 1994, respectively. Net earnings for the quarter ended June 30, 1995 increased to $4.77 million or $.45 per share from $3.81 million or $.37 per share for the same period in 1994. Net earnings for the six months ended June 30, 1995 increased to $8.3 million or $.79 per share from $7.1 million or $.69 per share for the same period in 1994.

     Comparison of the second quarter 1995 results to the second quarter 1994 results is impacted by two companies which were consolidated in 1994 but are not included in the consolidated results in 1995. The third quarter 1994 rights offering of stock in Coherent Communications to shareholders of the Company reduced Safeguard's ownership in Coherent to below 50%. In 1995, the Company uses the equity method of accounting for its remaining investment in Coherent. During late 1994 into 1995, the Company initiated actions that will result in Safeguard holding a minority ownership position in CenterCore. As a result, CenterCore is not included in the Company's consolidated financial statements beginning January 1, 1995.

     The net sales increase for the quarter ended June 30, 1995 reflects the 14% increase in sales at CompuCom Systems, Inc. partially offset by the reduced sales due to the sale or disposition of the two companies previously mentioned. The higher sales at CompuCom are a result of the continued demand by corporate customers for personal computers, as well as CompuCom's strategy of expanding its enterprise network integration capabilities through internal growth and growth via acquisitions, remaining focused on its selling strategies, and providing quality service. CompuCom's second quarter net sales reflect an increase in service revenue in excess of 80% over the second quarter of 1994 and approximately 25% over the first quarter of 1995, and include revenue from four acquisitions in the service arena, International Micronet Systems, acquired in December 1994, certain assets related to Allerion Corporation and Benchmark Corporation, acquired during the first quarter of 1995, and the purchase of Trellis-Hayes-Mirconet in the second quarter of 1995. In addition, CompuCom believes the increase in net sales can also be attributed to the weakened financial condition of certain competitors, as corporate customers consolidate their outsourcing and outtasking needs. Corporate demand for the remainder of 1995 will be influenced by the timing and acceptance of Windows '95.

     CompuCom's sales growth, coupled with the sale or disposition of the two companies previously mentioned, resulted in CompuCom sales representing 94% of total sales for the six months ended June 30, 1995 compared to 88% for the same period in 1994. As a result of the relative significance of CompuCom in the consolidated results, fluctuations in other business units have tended to have a minimal impact. CompuCom was a significant contributor to the increase in net earnings as it reported a 48% earnings increase for the three months ended June 30, 1995.

     Also contributing to the earnings improvement in the quarter ended June 30, 1995 was an increase in income from equity investments in Coherent Communications, Cambridge Technology
Partners and USDATA Corporation.

      Coherent's net earnings increased 149% compared to 1994 on a 52% sales increase. Sales of its echo cancellers and related products continued to increase, with particularly strong growth in its European and Asian markets.

     Cambridge's sales and earnings increased 73% and 98%, respectively, in the second quarter of 1995 compared to the comparable quarter of 1994. The company continues to see increased demand for its services in the U.S. and Europe. It has established itself as a global force in the client/server application market by successfully applying its business methodology globally, gaining international acceptance of its unique fixed-time/fixed-price model and client-centered approach. Cambridge presently has nine offices in the U.S. and seven in Europe, with plans to establish a software development center in Ireland.

     Safeguard's latest rights offering, USDATA Corporation, reported record sales of $11 million for the second quarter, its initial quarter as a public company. USDATA's net income for the quarter was $356,000, compared to $650,000 in 1994. The lower income reflects USDATA's strategy to make significant investments in sales and marketing in 1995 to increase awareness of its products, accelerate growth and obtain a larger share of a rapidly growing market. USDATA's objective is to ramp up sales growth to new levels and begin to enjoy the bottom-line impact of those revenue gains late this year.

     Gross margin increased at CompuCom when compared to the same quarter in 1994, principally due to higher product margins and the increase in service-related activity resulting from CompuCom's emphasis on the growth of the service business. Although product margins at CompuCom declined from the first quarter to the second quarter in 1995, product margins are higher than the same periods in 1994 primarily due to price decreases related to certain manufacturers' products and less price competition, partially influenced by poor financial results of certain competitors. Future product margins will be influenced by manufacturers' pricing strategies together with competitive pressures, and will be enhanced to the extent CompuCom is able to increase service sales through internal growth and growth via acquisitions. As service sales increase at a rate greater than product sales, overall gross margin is favorably impacted due to service margin as a percentage of service net sales being higher than product margin. CompuCom participates in certain manufacturer-sponsored programs designed to increase sales of specific products. These programs, excluding volume rebates and specific product rebates offered by certain manufacturers, are not material when compared to CompuCom's overall financial results.

     The significant increase in selling expense both as a percentage of net sales and in absolute dollars reflects expenses associated with the overall service sales growth at CompuCom, including the recent acquisitions, as well as costs related to the planned development of an infrastructure necessary to manage and expand the service business. Partially offsetting this increase was continued improvement in product sales productivity at CompuCom.

     General and administrative expenses stayed relatively flat as a percentage of sales. The increase in absolute dollars. CompuCom's investment in information system resources required to enhance customer satisfaction, particularly in the service segment, and other discretionary spending necessary to meet CompuCom's objectives increased these expenses relative to sales. CompuCom's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by CompuCom. Offsetting this is the relatively higher sales growth compared to the increase in general and administrative expenses at the Company's other business units.

     Interest expense increased by $1 million and $2.4 million for the quarter and six months ended June 30, 1995, respectively, primarily as a result of higher average interest rates, increased borrowing levels at CompuCom to fund working capital requirements and increased borrowings at the Company for new business opportunities. CompuCom is pursuing alternatives to reduce its cost of funds.


Liquidity and Capital Resources

     The Company and CompuCom each maintain separate, independent bank credit facilities with several banks. CompuCom's credit facility is non-recourse to the Company, and prohibits the payment of common stock dividends while the credit lines remain outstanding.

     During August 1995 the Company increased total availability under its credit facility to $100 million from $75 million and effectively reduced the interest rate on the facility by .5%. Borrowings at June 30, 1995 were $43 million leaving an availability of $57 million if the credit facility increase were in effect at that time. The Company also periodically generates cash from the sale of publicly traded securities which it holds. At June 30, 1995 the market value of its publicly traded securities, including its common stock investment in CompuCom, is in excess of $425 million. The bank credit facility is secured by a pledge of these securities.

     In March 1995, the Company transferred three commercial real estate properties to the lender in full satisfaction of the related debt.

     The Company expects its future corporate liquidity to be generated through internal cash flow, the sale, as required, of selected minority-owned, publicly traded securities and increased availability under the credit facility. These sources should be sufficient to fund the Company's cash requirements into 1996.

     During recent years, CompuCom has utilized equity financing, operating earnings, the bank credit facility and long-term subordinated notes to fund its significant revenue growth and related operating asset requirements. CompuCom maintains a satisfactory relationship with several banks. In April 1995, CompuCom increased its bank revolving credit facility from $150 million to $175 million to support its revenue growth. The credit facility is subject to certain collateral restrictions and matures in March 1997. At June 30, 1995 approximately $115 million of this facility was outstanding, with in additional $60 million available for borrowing. In addition, CompuCom currently has outstanding $18.5 million of 9% Convertible Subordinated Notes ("Notes") issued in 1992. The Notes are due in 2002 and are convertible into 8,409,000 shares of CompuCom's common stock at $2.20 per share. CompuCom may call the Notes on or after September 15, 1995 subject to certain conditions as provided in the Notes. However, given that CompuCom's stock price is well above the conversion price of $2.20 per share, it is likely, that if the debt is called by CompuCom, the holders will convert their notes into common stock rather than accept cash repayment of the principal.

     The business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to total assets. Capital asset requirements are generally funded through internally generated funds, the bank credit facility or other financing sources. There are no material capital asset purchase commitments at June 30, 1995.




Item 6.     Exhibits and Reports on Form 8-K
   (a)     Exhibits

      Number                 Description

      10.1 $210,000 Secured Promissory Note dated November 1, 1994 from James W. Dixon to CompuCom Systems, Inc.

      10.2 Financing and Security Agreement dated April 26, 1995 between Nations Bank of Texas, N.A. and CompuCom Systems, Inc.

      10.3 $175,000,000 Master Revolving Promissory Note due March
           31, 1997 to Nations Bank of Texas, N.A. dated April 26, 1995 between Nations Bank of Texas, N.A. and CompuCom Systems, Inc.

      11   Computation of Per Share Earnings

      27   Financial Data Schedule (electronic filing only)

(b) No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1995.





                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SAFEGUARD SCIENTIFICS, INC.
                                        (Registrant)


Date:   August 14, 1995       /s/ Warren V. Musser
                              _____________________________________
                              Warren V. Musser, Chairman,
                              President and Chief Executive Officer


Date:    August 14, 1995      /s/ Gerald M. Wilk
                              _____________________________________
                              Gerald M. Wilk
                              Vice President
                              (Principal Financial and
                                   Principal Accounting Officer)