Form 10-Q
period 1995-09-30
SAFEGUARD SCIENTIFICS INC ET AL
filed 1995-11-14
CIK 86115

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended  September 30, 1995       Commission File Number 1-5620
                   ------------------                              ------


SAFEGUARD SCIENTIFICS, INC.
(Exact name of registrant as specified in its charter)

         Pennsylvania                                     23-1609753
(state or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

800 The Safeguard Building, 435 Devon Park Drive  Wayne, PA      19087
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code      (610) 293-0600
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
              Yes    X                 No
                  -------

Number of shares outstanding as of     November 9, 1995

Common Stock                           14,649,032




                       SAFEGUARD SCIENTIFICS, INC.
                       QUARTERLY REPORT FORM 10-Q

                                  INDEX

                    PART I - FINANCIAL INFORMATION
                                                                      Page

Item 1 - Financial Statements:

  Consolidated Balance Sheets -
  September 30, 1995 (unaudited) and December 31, 1994                   3

  Consolidated Statements of Operations (unaudited) -
  Three and Nine Months Ended September 30, 1995 and 1994                5

  Consolidated Statements of Cash Flows (unaudited) -
  Nine Months Ended September 30, 1995 and 1994                          7

  Notes to Consolidated Financial Statements                             8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9


                       PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K                               14

Signatures                                                              15


                     SAFEGUARD SCIENTIFICS, INC.
                     CONSOLIDATED BALANCE SHEETS
                            (000 omitted)

                                           September 30   December 31
ASSETS                                         1995           1994
                                           ------------   ------------
                                            (UNAUDITED)
Current Assets
Cash                                          $  6,404       $  7,860
Receivables less allowances
  ($2,655  - 1995;  $6,466 - 1994)             244,118        276,034
Inventories                                    173,166        160,380
Other current assets                             5,374          5,832
                                              ---------      ---------
    Total current assets                       429,062        450,106


Property, Plant and Equipment                   77,119         79,569
    Less accumulated depreciation
        and amortization                       (34,541)       (36,014)
                                              ---------      ---------
                                                42,578         43,555

Commercial Real Estate                          25,727         25,538
     Less accumulated depreciation              (7,790)        (7,105)
                                              ---------      ---------
                                                17,937         18,433

Other Assets
Investments                                     90,792         66,310
Notes and other receivables                      6,822          5,554
Excess of cost over net assets of
  businesses acquired                           22,342         22,187
Other                                           14,890         11,010
                                              ---------      ---------
                                               134,846        105,061
                                              ---------      ---------
                                              $624,423       $617,155
                                              =========      =========


                     SAFEGUARD SCIENTIFICS, INC.
                     CONSOLIDATED BALANCE SHEETS
                     (000 omitted except shares)

                                           September 30   December 31
LIABILITIES AND SHAREHOLDERS' EQUITY           1995           1994
                                           ------------   ------------
                                            (UNAUDITED)
Current Liabilities
Current commercial real estate debt           $  3,108       $  3,120
Current debt obligations                         8,716         14,041
Accounts payable                               166,550        168,431
Accrued expenses                                53,991         63,284
Taxes on income                                     30            374
                                              ---------      ---------
    Total current liabilities                  232,395        249,250

Long-Term Debt                                 186,789        201,393
Commercial Real Estate Debt                     17,427         17,594

Deferred Taxes                                  12,744          7,336
Other Liabilities                                  891            969

Minority Interest                               38,493         30,066

Shareholders' Equity
Common stock, par value $.10 a share
    Authorized -20,000,000 shares
    Issued         -16,399,671 shares            1,640          1,093
Additional paid-in capital                      24,789         25,669
Retained earnings                              104,787         91,780
Treasury stock, at cost
         1,770,975 shares-1995                 (10,798)
         2,174,394 shares-1994                                (13,228)
Net unrealized appreciation on investments      15,266          5,233
                                              ---------      ---------
                                               135,684        110,547
                                              ---------      ---------
                                              $624,423       $617,155
                                              =========      =========




                      SAFEGUARD SCIENTIFICS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                 (000 omitted except per share data)
                                                 Three Months Ended
                                                     September 30
                                                ------------------------
                                                  1995           1994
                                                ---------     ----------
Revenues                                              (UNAUDITED)
     Information Technology
        Microcomputer Systems                   $347,899       $306,654
        Information Solutions                     10,005         10,870
        Workstation and Security Systems                         16,795
                                                ---------      ---------
                                                 357,904        334,319

     Metal Finishing                               7,768          8,077
     Commercial Real Estate                          673            970
                                                ---------      ---------
     Net Sales                                   366,345        343,366

     Gains on sales of securities, net             6,020          8,473
     Other income                                  1,841            736
                                                ---------      ---------
         Total Revenues                          374,206        352,575

Costs and Expenses
    Cost of sales                                298,474        284,941
    Selling                                       37,150         30,777
    General and administrative                    18,979         17,388
    Depreciation and amortization                  4,148          4,265
    Interest                                       4,882          4,680
    Income from equity investments                  (146)          (579)
                                                ---------      ---------
        Total Costs and Expenses                 363,487        341,472
                                                ---------      ---------

Earnings Before Minority Interest
     and Taxes                                    10,719         11,103
   Minority interest                              (2,877)        (1,373)
                                                ---------      ---------
Earnings Before Taxes On Income                    7,842          9,730

    Provision for taxes on income                  3,137          2,161
                                                ---------      ---------
Net Earnings                                    $  4,705       $  7,569
                                                =========      =========
Earnings Per Share
    Primary                                     $    .29       $    .51
    Fully Diluted                                    .27            .49

Average Common Shares Outstanding
   Primary                                        15,422         14,687
   Fully Diluted                                  15,477         14,723



                      SAFEGUARD SCIENTIFICS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                  (000 omitted except per share data)
                                                   Nine Months Ended
                                                     September 30
                                              --------------------------
                                                  1995           1994
                                              -----------    -----------
Revenues                                              (UNAUDITED)
     Information Technology
        Microcomputer Systems                 $1,022,096     $  894,136
        Information Solutions                     31,017         44,224
        Workstation and Security Systems                         50,191
                                              -----------    -----------
                                               1,053,113        988,551

     Metal Finishing                              25,235         22,618
     Commercial Real Estate                        1,728          3,041
                                              -----------    -----------
     Net Sales                                 1,080,076      1,014,210

     Gains on sales of securities, net            12,619         15,337
     Other income                                  6,890          2,898
                                              -----------    -----------
         Total Revenues                        1,099,585      1,032,445

Costs and Expenses
    Cost of sales                                883,477        840,061
    Selling                                      104,612         89,458
    General and administrative                    56,310         53,017
    Depreciation and amortization                 12,321         12,584
    Interest                                      14,996         12,434
    Income from equity investments                (1,712)          (952)
                                              -----------    -----------
        Total Costs and Expenses               1,070,004      1,006,602
                                              -----------    -----------

Earnings Before Minority Interest
     and Taxes                                    29,581         25,843
   Minority interest                              (7,904)        (4,092)
                                              -----------    -----------

Earnings Before Taxes On Income                   21,677         21,751

    Provision for taxes on income                  8,670          7,091
                                              -----------    -----------
Net Earnings                                  $   13,007     $   14,660
                                              ===========    ===========
Earnings Per Share
    Primary                                   $      .82     $      .97
    Fully Diluted                                    .74            .92

Average Common Shares Outstanding
   Primary                                        15,298         14,693
   Fully Diluted                                  15,436         14,706




                                   SAFEGUARD SCIENTIFICS, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (000 omitted)
                                                           Nine Months Ended
                                                              September 30

                                                         1995              1994
                                                     ------------      ------------
Operating Activities                                           (UNAUDITED)
  Net earnings                                          $ 13,007          $ 14,660
  Adjustments to reconcile net earnings to
      cash from operating activities
      Depreciation and amortization                       12,321            12,584
      Deferred income taxes                                2,073             2,866
      Income from equity investments                      (1,712)             (952)
      Gains on sales of securities, net                  (12,619)          (15,337)
      Minority interest, net                               4,743             2,439
                                                        ---------         ---------
                                                          17,813            16,260
Cash provided (used) by changes in working
      capital items
      Receivables                                         11,237             9,885
      Inventories                                        (16,511)          (36,961)
      Other current assets                                (1,334)              989
      Accounts payable and accrued expenses                4,670            (5,671)
      Taxes on income                                       (344)           (4,078)
                                                        ---------         ---------
                                                          (2,282)          (35,836)
                                                        ---------         ---------
Cash provided (used) by operating activities              15,531           (19,576)


Proceeds from sales of securities, net                    15,873            15,837
                                                       ---------         ---------
Cash provided (used)  by operating activities
      and sales of securities, net                        31,404            (3,739)

Other Investing Activities
    Investments and notes acquired, net                  (11,678)           (7,883)
    Expenditures for property, plant & equipment          (8,154)           (8,427)
    Business acquisitions, net of cash acquired           (2,874)             (500)
    Other, net                                            (6,673)           (4,625)
                                                        ---------         ---------
Cash (used) by other investing activities                (29,379)          (21,435)

Financing Activities
    Net borrowings (repayments) on revolving
      credit facilities                                  (13,996)           11,775
    Repayments on term debt                               (5,655)           (4,083)
    Borrowings on term debt                               12,650            14,548
    Stock issued by subsidiaries                           1,424             2,704
    Repurchase of common stock                               (33)             (551)
    Stock options exercised                                2,129             1,060
                                                        ---------         ---------
Cash provided (used) by financing activities              (3,481)           25,453
                                                        ---------         ---------
Increase (Decrease) in Cash                               (1,456)              279
Cash - beginning of year                                   7,860             9,796
                                                        ---------         ---------
Cash - End of Period                                   $   6,404          $  10,075
                                                       ==========         =========




                      SAFEGUARD SCIENTIFICS, INC.
              Notes to Consolidated Financial Statements
                          September 30, 1995

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

2. The Company has contributed a portion of its ownership in CenterCore to the company, sold a significant portion of its remaining interest in CenterCore to CenterCore's management and provided $3 million in advances and standby letters of credit to address CenterCore's funding requirements. Anticipated obligations of the Company with respect to CenterCore were provided for in 1994. CenterCore is not included in the consolidated financial statements effective January 1, 1995 due to the Company's reduced ownership.

3. In August 1995, the Company's credit facility was renegotiated to increase the availability from $75 million to $100 million and reduce the interest rate on LIBOR based borrowings by .5%. All other significant terms of the facility remained the same.

    In April 1995, CompuCom's credit facility was renegotiated to
    increase the availability   from $150 million to $175 million.  All
    other significant terms of the facility remained the same.

4. All share and per share data have been retroactively adjusted to reflect the three-for-two split of the Company's common shares effective August 31, 1995.

5. On September 25, 1995, CompuCom called for the redemption of $18.5 million of 9% Convertible Subordinated Notes due September 24, 2002 (the "Notes"). Subsequently, on October 25, 1995, the Notes were converted into 8.4 million shares of CompuCom's Common Stock in accordance with their conversion feature. The effect on the Company was to decrease the Company's ownership of the Common Stock of CompuCom from 62% to 50%. The Company continues to hold a 63% voting interest in CompuCom as a result of voting rights associated with the Company's ownership of CompuCom's Series B Cumulative Convertible Preferred Stock.


               SAFEGUARD SCIENTIFICS, INC. AND SUBSIDIARIES

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

     Net sales for the quarter and nine months ended September 30, 1995 increased to $366.3 million and $1.08 billion from $343.4 million and $1.01 billion for the same periods in 1994, respectively. Net earnings for the quarter ended September 30, 1995 were $4.7 million or $.29 per share compared to $7.6 million or $.51 per share for the same period in 1994.
Net earnings for the nine months ended September 30, 1995 were $13.0 million or $.82 per share compared to $14.7 million or $.97 per share for the same period in 1994. Net earnings for the third quarter of 1994 were enhanced by significantly higher securities gains and a lower effective tax rate. Pre-tax operating earnings before security gains and minority interest for the third quarter and first nine months of 1995 increased 79% and 61%, respectively, over the comparable period of 1994.

     Comparison of the nine months ended September 30, 1995 results to the same period in 1994 is impacted by the third quarter 1994 rights offering of stock in Coherent Communications to shareholders of the Company which reduced Safeguard's ownership in Coherent to below 50%. In the third quarter of 1994, the Company began using the equity method of accounting for its remaining investment in Coherent. In addition, during late 1994 into 1995, the Company initiated actions that resulted in Safeguard holding a minority ownership position in CenterCore. As a result, CenterCore is not included in the Company's consolidated financial statements beginning January 1, 1995. During the quarter and nine months ended September 30, 1994, CenterCore incurred pre-tax operating losses of $1.7 million and $4.2 million, respectively.

     The net sales increase for the quarter ended September 30, 1995 reflects the 13% increase in sales at CompuCom Systems, Inc. partially offset by reduced sales due to the disposition of CenterCore. The higher sales at CompuCom are a result of the continued demand by corporate customers for personal computers, as well as CompuCom's strategy of expanding its enterprise network integration capabilities through internal growth and acquisitions. In addition, the Company believes the increase in net sales can be attributed to corporate customers continuing to consolidate their outsourcing and outtasking needs. CompuCom's third quarter net sales reflect an increase in service revenue of approximately 80% over the third quarter of 1994 and approximately 8% over the second quarter of 1995, and include revenue from several small strategic acquisitions in the service arena which occurred in late 1994 and early 1995. Although net sales continued to exceed prior year, CompuCom experienced a slight decline in net sales when compared to the second quarter of 1995, which the Company believes can be attributed to corporate customers' delays in upgrading personal computers while evaluating the impact of Pentium/Windows95. Corporate demand for the remainder of 1995 and the first part of 1996 will be influenced by the timing of both the acceptance of and transition to Windows95.

     CompuCom's sales growth, coupled with the sale or disposition of the two companies previously mentioned, resulted in CompuCom sales representing 95% of total sales for the nine months ended September 30, 1995 compared to 89% for the same period in 1994. As a result of the relative significance of CompuCom in the consolidated results, fluctuations in other business units have tended to have a minimal impact. CompuCom's third quarter earnings increased 48% from 1994. This earnings increase was partially offset by lower earnings in the Company's metal finishing and information solution subsidiaries.

     The October 25, 1995, conversion of CompuCom's 9% Convertible Subordinated Notes will result in annual after-tax interest savings to CompuCom of approximately $1 million. In addition, the Company's ownership of the Common Stock of CompuCom will decrease from approximately 62% to 50% which will result in an increased future allocation of CompuCom's net earnings to minority interest in the Company's consolidated financial statements.
The Company continues to hold a 63% voting interest in CompuCom as a result of voting rights associated with the Company's ownership of CompuCom's
Series B Cumulative Convertible Stock.

     The Company's most significant equity investments, Coherent
Communications and Cambridge Technology Partners continued their strong performance in the third quarter of 1995. Coherent's net earnings increased 69% compared to 1994 on a 35% sales increase. Sales of its echo cancellers and related products were particularly strong in Europe, Asia and North America.

     Cambridge's sales and earnings increased 68% and 62%, respectively, in the third quarter of 1995 compared to the comparable quarter of 1994. The company continues to see increased demand for its services in the U.S. and Europe. It has established itself as a global force in the client/server application market by successfully applying its business methodology globally, gaining international acceptance of its unique fixed-time/fixed-price model and client-centered approach. Cambridge also recently announced two acquisitions. The Systems Consulting Group provides Cambridge with enhanced capabilities in package implementation and integration. Axiom Management Consulting, Inc. is a management consulting firm that focuses on "business renewal", and will enhance Cambridge's process re-engineering services by providing critical mass in the management consulting area.

     Safeguard's latest rights offering, USDATA Corporation, recently announced operating results in line with expectations. USDATA reported net income for the quarter of $113,000, or $.01 a share, compared to $863,000, or $.07 a share in 1994. The operating results reflect USDATA's strategy to make substantial investments in product development, sales channel expansion and marketing promotions to drive accelerated sales activity. USDATA expects to see greater return on its investments in infrastructure over the next several quarters. Growth in its higher margin software revenues also should yield improved profitability in future quarters.

     The 1994 results included pre-tax securities gains of $8.5 million, primarily from the sale of Safeguard's holdings in Coherent Communications in a rights offering to Safeguard shareholders, compared to pre-tax gains of $6 million in 1995. Security gains of varying magnitudes have been realized in recent years; prior gains are not necessarily indicative of gains which may be realized in the future.

     Gross margin increased at CompuCom for the third quarter, when compared to the same quarter in 1994, principally due to the increase in service-related activity resulting from CompuCom's continued emphasis on the growth of the service business, partially offset by lower product margins. As service sales increase at a rate greater than product sales, overall gross margin is favorably impacted due to service margin as a percentage of service net sales being higher than product margin. Product margins were down slightly from the third quarter of 1994 as well as the previous quarter of 1995 and reflect increased pricing competition in the computer reseller marketplace. Future product margins will be influenced by manufacturers' pricing strategies together with competitive pressures. Overall gross margin will be enhanced to the extent CompuCom is able to
increase service sales through internal growth and acquisitions.   CompuCom
participates in certain manufacturer-sponsored programs designed to increase sales of specific products. These programs, excluding volume rebates and specific product rebates offered by certain manufacturers, are not material when compared to CompuCom's overall financial results.

     The increase in selling expense both as a percentage of net sales and in absolute dollars reflects expenses associated with the overall service sales growth at CompuCom, including its recent acquisitions, as well as costs related to the planned development of an infrastructure necessary to manage and expand the service business. These increases were partially offset by continued improvement in product sales productivity at CompuCom.

     General and administrative expenses stayed relatively flat as a percentage of sales. In absolute dollars, general and administrative expenses increased primarily due to CompuCom's investment in information system resources required to enhance customer satisfaction, particularly in the service segment, and other discretionary spending necessary to meet CompuCom's objectives. CompuCom's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by CompuCom.

     Interest expense increased by $2.5 million for the nine months ended September 30, 1995, primarily as a result of higher average interest rates, increased borrowing levels at CompuCom to fund working capital requirements and increased borrowings at the Company for new business opportunities.
For the quarter ended September 30, 1995, interest expense remained relatively flat with the prior year. CompuCom is pursuing alternatives to reduce its cost of funds and the Company has reduced its cost of funds.

     The third quarter 1994 effective tax rate was lower than the third quarter 1995 effective tax rate due to the Coherent rights offering in 1994. In prior periods, the Company amortized goodwill relating to Coherent, which, at that time was not tax deductible. With the sale of a portion of the Coherent stock, a pro rata portion of the previously expensed goodwill became currently tax deductible which reduced the effective tax rate in 1994.


Liquidity and Capital Resources

     The Company, CompuCom and Premier each maintain separate, independent bank credit facilities with several banks. CompuCom's credit facility is non-recourse to the Company, and prohibits the payment of common stock dividends while the credit lines remain outstanding.

     During August 1995 the Company increased total availability under its credit facility to $100 million from $75 million and reduced the interest rate on the LIBOR based borrowings under the facility by .5%. Borrowings at September 30, 1995 were $43.5 million leaving an availability of $56.5 million. The Company also periodically generates cash from the sale of publicly traded equity securities which it holds. The Company's bank credit facility is secured by its publicly traded equity securities, including CompuCom. The value of these securities significantly exceeds the total availability under the bank credit facility.

     In March 1995, the Company transferred three commercial real estate properties to the lender in full satisfaction of the related debt.

     The Company expects its future corporate liquidity to be generated through internal cash flow, the sale, as required, of selected minority-owned, publicly traded securities and increased availability under the credit facility. These sources should be sufficient to fund the Company's cash requirements through 1996.

     During recent years, CompuCom has utilized equity financing, operating earnings, its bank credit facility and long-term subordinated notes to fund its significant revenue growth and related operating asset requirements. CompuCom maintains a satisfactory relationship with several banks. In April 1995, CompuCom increased its bank revolving credit facility from $150 million to $175 million to support its growth.
The credit facility is subject to certain collateral restrictions and matures in March 1997. At September 30, 1995, approximately $99 million of this facility was outstanding, with an additional $76 million available for borrowing. In addition, at September 30, 1995, CompuCom had outstanding $18.5 million of 9% Convertible Subordinated Notes ("Notes") issued in 1992. The Notes, convertible into 8.4 million shares of CompuCom's common stock, were due in September 2002. On September 25, 1995, CompuCom called for redemption the entire principal balance of the Notes. The shares were converted on October 25, 1995, resulting in a decrease in CompuCom's long-term debt and a corresponding increase in stockholders' equity. In an effort to assist the holders of these shares to sell in the public market all or a portion of the converted shares, CompuCom filed a registration statement with the Securities and Exchange Commission for an underwritten public offering of approximately 4.8 million of these shares. The public offering commenced October 26, 1995 and resulted in the sale of all the shares offered. CompuCom received no proceeds from the sale.

     In 1995, Premier Solutions Ltd. entered into a $4.5 million
Master Demand Note, of which $3.3 million was outstanding at September 30, 1995. The note is a demand note payable within five days of notice, bears interest at Prime plus .5% and is secured by substantially all of Premier's assets.

     The business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to total assets. Capital asset requirements are generally funded through internally generated funds, the bank credit facility or other financing sources. There are no material capital asset purchase commitments at September 30, 1995.




Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              Number                    Description

              10.1 Amendment to Second Amended and Restated Loan and Security Agreement dated August 3, 1995 between Safeguard Scientifics, Inc. and Safeguard
                      Scientifics (Delaware), Inc. and Midlantic Bank,
                      N.A.

              11      Computation of Per Share Earnings

              27      Financial Data Schedule (electronic filing only)

        (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1995.





                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SAFEGUARD SCIENTIFICS, INC.
                                        (Registrant)


Date: November 14, 1995         /s/ Warren V. Musser
                                --------------------------------------
                                Warren V. Musser,
                                Chairman,
                                President and Chief Executive Officer


Date: November 14, 1995         /s/ Gerald M. Wilk
                                --------------------------------------
                                Gerald M. Wilk
                                Vice President
                                (Principal Financial and
                                   Principal Accounting Officer)