Form 10-K
period 1995-12-31
SAFEGUARD SCIENTIFICS INC ET AL
filed 1996-04-01
CIK 86115

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995    Commission File Number 1-5620
- - -------------------------------------------

                            SAFEGUARD SCIENTIFICS, INC.
- - -------------------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

      Pennsylvania                                          23-1609753
- - -------------------------------                       ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

     800 The Safeguard Building
   435 Devon Park Drive, Wayne, PA                            19087
- - ---------------------------------------               ----------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:         (610) 293-0600

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
         Title of Each Class                    on which registered
     -----------------------------           -------------------------
     Common Stock ($.10 par value)            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X       No
                              -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [    ]
                               ----

Aggregate market value of voting stock held by non-affiliates (based on the closing price on the New York Stock Exchange) on March 20, 1996 was approximately $ 606 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and
(c) each shareholder that has informed Registrant by March 20, 1996 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 20, 1996:

                       Common Stock: 14,750,557 shares


DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in this Form 10-K:

PART I

Item 1(b) Page 30 of the Annual Report to Shareholders for the year ended December 31, 1995, which page is filed as part of Exhibit 13 hereto.


PART II

Items 5, 6,
7 and 8 Pages 25 to 43 of the Annual Report to Shareholders for the year ended December 31, 1995, which pages are filed as part of Exhibit 13 hereto.


PART III

Items 10, 11,
12 and 13     Definitive Proxy Statement relative to the May 9, 1996 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the year covered by this Form 10-K Report.

PART IV

Item 14(a) Pages 30 to 43 of the Annual Report to Shareholders for the Consolidated year ended December 31, 1995, which pages are filed as
Financial     part of Exhibit 13 hereto.
Statements

                                     PART I

ITEM 1.   BUSINESS

(a)  GENERAL DEVELOPMENT OF THE BUSINESS

OVERVIEW

Safeguard Scientifics, Inc. ("Safeguard" or the "Company") is engaged primarily in the business of identifying, acquiring interests in, and developing partnership companies, most of which are engaged in information technology businesses, broadly defined to include all activities related to the acquisition, processing and dissemination of information and related technology to improve business and personal productivity. The most significant of Safeguard's partnership companies are engaged in the distribution of micro computer hardware, software and related services. In addition, partnership companies in the information technology industry are engaged in the development and sale of strategic business applications systems software and services, imaging equipment and software and telecommunications technology. Other partnership companies provide specialty metal finishing and commercial real estate ownership and services.

Safeguard develops these partnership companies by providing active strategic management, operating guidance, acquisition and disposition assistance, board and management recruitment, and innovative financing. The Company realizes value for its shareholders by the appreciation of the Company's Common Stock, by taking partnership companies public (generally through an offer to Safeguard shareholders of rights to purchase stock of the partnership company in its initial public offering), through the continued operations of partnership companies and through the sale of partnership companies. Even after taking a partnership company public, Safeguard generally retains a significant ownership interest and board representation, and continues to provide strategic, managerial, operational, and financial support. During the three years ended December 31, 1995, Safeguard's shareholders were given the opportunity to participate in rights offerings for Cambridge Technology Partners (Massachusetts), Inc., Coherent Communications Systems Corporation and USDATA Corporation. In January 1996, Integrated Systems Consulting Group, Inc. filed a registration statement for a rights offering to Safeguard's shareholders, which is anticipated to be completed during the first half of 1996.

STRATEGY

Safeguard seeks to identify companies which are capable of being market leaders in segments of the information technology industry and which are at a stage of development that would benefit from Safeguard's business development and management support and financing. Safeguard gains exposure to these companies through its reputation as a historically-successful developer of technology companies, its relationship with three venture capital funds, Radnor Venture Partners, Technology Leaders I and Technology Leaders II, as well as through its sponsorship of such organizations as the Eastern Technology Council and entrepreneurial centers at Lehigh University, Temple University and the University of Pennsylvania. Safeguard considers its access to potential attractive partnership company candidates to be good.

Start-up and development stage companies traditionally seek financing for growth and development from two primary sources: independent private venture capital funds and corporate strategic investors. Each of these sources has disadvantages for the emerging company. Venture capital funds generally are established for a term of approximately ten years and their primary goal is the maximization of financial return on a fund's investments within that time frame. In order to facilitate the distribution of assets upon dissolution of the venture capital fund and maximize distributable proceeds, the venture capital fund may seek to liquidate its investment in the emerging company within the remaining term of the venture capital fund by encouraging either an initial public offering or a sale. These liquidation alternatives may take place at a time that is more compatible with the term of the venture capital fund, rather than the state of the emerging company's development. In addition, traditional venture capital funds generally have limited resources available to provide strategic and operational support to an emerging company.

Corporate strategic investors include large corporations that invest in emerging companies which have developed a product or technology complementary to the business of the strategic investor. Often these investments involve both financing support to the emerging company as well as an arrangement under which the strategic investor obtains access to the products or technology of the emerging company. The strategic investor's rationale for these investments is generally to obtain access to a promising product or technology without incurring the initial cost of development or the diversion of managerial time and attention necessary to develop new products or technologies. While strategic investors are generally able to provide business development support, the rationale behind the investment of a strategic investor may be incompatible with the development of the emerging company. In addition, capital constraints of the strategic investor may also constrain the emerging company, and strategic investors often discourage the emerging company from completing an initial public offering and becoming a public company.

Safeguard believes that its relationship with its partnership companies offers the benefits of both the venture capital model and the strategic investor model without the related drawbacks. Safeguard has both the capital and managerial resources to provide financing and strategic and operational support as needed by an emerging company. In addition, Safeguard encourages emerging companies to achieve the superior returns on investment generally provided by public offerings, but only if and when it is appropriate for the development of the business of that emerging company. Because Safeguard's relationship with its partnership companies is intended to be long-term, it has the flexibility to maximize the value of the partnership company through a public offering at the appropriate time, through a sale of the company to a third party, through a combination of the company with another partnership company or through the retention of the company as an operating unit of Safeguard. In addition, Safeguard is committed to the use of management stock ownership and equity incentives as the principal means of aligning the interests of management of its partnership companies and Safeguard with the interests of its shareholders.

Safeguard evaluates partnership company candidates from a number of perspectives. Safeguard looks for companies that are capable of becoming leaders in a segment of the information technology industry. Safeguard generally seeks companies that have a well-regarded management team in place, are producing and delivering products and/or services, and have growing revenues. Safeguard has occasionally established relationships with companies in earlier stages of development, and with later-stage companies that may not meet all of the above criteria, but that have the potential to achieve these goals with Safeguard's assistance.

Once a relationship is established with a partnership company, Safeguard's corporate staff provides hands-on assistance to the managers of the partnership company in the areas of management, financial, marketing, tax, risk management, human resources, legal and technical services. In recent transactions, Safeguard has assisted partnership companies by providing or locating and structuring financing, identifying and implementing strategic initiatives, providing marketing assistance, identifying and recruiting executives, assisting in the development of equity incentive arrangements for executives and employees, and providing assistance in structuring, negotiating, documenting, financing, implementing and integrating mergers and acquisitions.

Safeguard's goal is to maximize the value of its partnership companies for Safeguard's shareholders, often through taking its partnership companies public through a rights offering at the appropriate time. A rights offering is an initial public offering of the partnership company, directed to Safeguard's shareholders. It involves the grant to Safeguard's shareholders of transferable rights to buy shares of the partnership company's stock in the company's initial public offering at a price established by the partnership company, Safeguard, and the underwriter. Safeguard shareholders are able to exercise the rights, thereby participating in initial public offerings of high-growth technology companies which are usually reserved for large institutional investors, or they may sell the rights at the prevailing market price. Safeguard's previous rights offerings include Novell, Machine Vision International Corporation (now CompuCom), Cambridge, Coherent, USDATA, Rabbit Software Corporation (now Tangram Enterprise Solutions) and CenterCore (now Core Technologies). Growth in the value of the public partnership companies benefits Safeguard and also directly benefits its shareholders who continue to hold the shares purchased in the rights offering. However, not all partnership companies are taken public. Some companies are combined with other operating units, some are sold and some are retained as private companies. For example, during 1994, MicroDecisionware, a Safeguard partnership company, was merged with Sybase, and Safeguard and the other shareholders of MicroDecisionware received Sybase stock.

RECENT DEVELOPMENTS

Consolidated net sales for 1995 were $1.5 billion, a 7% increase over 1994. The increase was primarily due to the growth of CompuCom Systems, Inc., the Company's largest business unit. CompuCom's share of the Company's consolidated net sales has risen steadily from 76% in 1990 to 95% in 1995. CompuCom is a leading provider of personal computer ("PC") products and services to large- and medium-sized businesses throughout the United States.
 The Company took CompuCom public through a rights offering in 1985, and currently owns approximately 50% of the common stock and up to 60% of the voting interests in CompuCom.

In 1995, Safeguard acquired interests in 8 new partnership companies, for an average investment of approximately $3 million. Safeguard has determined that beginning in 1996 it will seek to establish fewer relationships with partnership companies each year, and that new partnership companies generally will be larger companies in later stages of development than previous transactions. In addition, Safeguard will generally seek to acquire a larger equity interest in new partnership companies than in the past and to maintain a larger equity interest in its partnership companies which have completed initial public offerings.

The Company successfully completed a rights offering in 1995 for USDATA Corporation, a leading developer of software tools which customers use to configure, without programming, a wide range of real-time information capture and management functions.

In January 1996, Integrated Systems Consulting Group, Inc. filed a registration statement for a rights offering, which is anticipated to be completed in the first half of 1996.

Safeguard's stock price increased 330%, as adjusted for the impact of a 3-for-2 stock split, during 1995, making it one of the top gainers for the year on the New York Stock Exchange.

On February 6, 1996, Safeguard completed the private placement of $115 million of 6% Convertible Subordinated Notes due February 1, 2006 to J.P. Morgan Securities, Inc. The Notes are convertible into Safeguard Common Stock at $57.97 per share. J.P. Morgan resold the Notes to institutional buyers and in offshore transactions.

The Company's new associated venture capital fund, Technology Leaders II L.P., completed its fund-raising efforts in 1995 with $113 million of committed capital.

The Company increased its bank credit facility from $50 million to $100 million in 1995, and reduced the interest rate on its London Interbank Offered Rate ("LIBOR") based borrowings by .5%.

In September 1995, CompuCom called for redemption its $18.5 million of outstanding 9% Convertible Subordinated Notes, which were converted into 8.4 million shares of CompuCom common stock prior to their redemption. In order to assist the holders to sell a portion of these shares, CompuCom registered
4.8 million of these shares, which were sold by the holders in an underwritten public offering. CompuCom also increased the availability under its revolving credit facility from $150 million to $175 million, and negotiated reductions in the floating rate portion of its revolving interest rate to 1.5% above the London Interbank Offered Rate, and/or the prime rate, subject to certain limitations. The fixed interest rate portion of the credit facility ($60 million at 7.18%) remained unchanged.

The Company is negotiating the sale of the Phoenix, Arizona facility of its Pioneer Metal Finishing unit.

In March 1996, the Company entered into a non-binding letter of intent with Brandywine Realty Trust (the "REIT") and The Nichols Company ("Nichols") for a proposed transaction in which the Company would contribute to the REIT its investment in an existing real estate partnership and cash, with a total value of $4.36 million, in exchange for common stock and warrants in the REIT. The real estate partnership currently owns eight suburban office/industrial buildings. Safeguard, Nichols and certain other affiliates would also contribute 10 additional properties into a partnership with the REIT (the "Partnership") in exchange for units in the Partnership, which units would be convertible after two years into common stock of the REIT, subject to certain conditions. In addition, Nichols would give the REIT an option to acquire five additional properties in exchange for additional Partnership units. The letter also contemplates merging Nichols' real estate management operations into an affiliate of the REIT. The REIT's Common Stock is publicly traded on the American Stock Exchange. The proposed transactions are subject to significant conditions, and there is no assurance that any of the transactions will be consummated.

Premier Solutions Ltd., a majority-owned subsidiary which develops and markets sophisticated asset management solutions and professional services to the financial industry, continued its project to transform its GLOBAL_PLUS product to operate on a UNIX-based client/server architecture and Windows platform in order to make its products available to a broader segment of the market.

The Company completed its plan to reduce its involvement in Core Technologies ("Core") during 1995. It contributed a portion of its stock to Core, sold a significant portion of its stock to Core management, and provided certain advances and standby letters of credit to address current funding requirements of Core. The Company's ownership in Core was reduced to significantly less than 50%. In addition, Core completed the downsizing of its business.

ITEM 1 (b).  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Information on net sales, operating profit, depreciation and amortization, capital expenditures and assets employed for each segment of the Company's business for the three-year period ended December 31, 1995 is contained under the caption "Financial Information--Industry Segments" on page 30 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, which page is filed as part of Exhibit 13 hereto and is incorporated herein by reference.

ITEM 1 (c).  NARRATIVE DESCRIPTION OF BUSINESS

OVERVIEW OF BUSINESS SEGMENTS

Safeguard and its majority owned subsidiaries have operations in three industry segments: Information Technology, Metal Finishing and Commercial Real Estate. Over 97% of the Company's sales in 1995 were in the Information Technology segment, which consists of: Microcomputer Systems and Services (the delivery of personal computer services, including procurement and configuration of personal computers, application software and related products, network integration, and technical support); and Information Solutions (the design, development and sale of strategic business applications systems software solutions). In Microcomputer Systems and Services, the Company operates through its majority-owned subsidiary, CompuCom Systems, Inc. and its subsidiaries ("CompuCom"). In Information Solutions, the Company operates through its majority-owned subsidiaries, Premier Solutions Ltd. and its subsidiaries ("Premier"), and Tangram Enterprise Solutions, Inc. ("Tangram"). CompuCom and Tangram are both publicly-held companies, while Premier is privately held. The Company also actively participates in numerous additional private and public information technology companies in which it holds significant minority ownership interests.

The Company's Metal Finishing segment provides specialty metal finishing services to a variety of industries. The Commercial Real Estate segment owns and leases income-producing commercial real estate properties. Safeguard also has an investment in The Nichols Company, a real estate firm that owns, manages and leases commercial office and industrial properties. The Company also provides venture capital management services.

INFORMATION TECHNOLOGY SEGMENT

Microcomputer Systems and Services

CompuCom is a leading provider of personal computer ("PC") products and services to large- and medium-sized businesses throughout the United States. CompuCom teams with its customers, which include primarily Fortune 1000 companies and other large businesses, to apply PC technology to meet their business objectives, which range from product procurement and configuration to network project management and support. Products and services are sold by a direct sales force to over 2,000 business customers through approximately 40 sales and service centers located in and serving large metropolitan areas nationwide.

CompuCom is an authorized dealer of major personal computer products for a number of manufacturers, including Compaq Computer Corporation, International Business Machines Corporation, Hewlett-Packard Company, Toshiba America Information Systems, and Apple Computer Corporation. CompuCom also offers a broad selection of networking and related products, computer-related peripheral equipment and a range of computer equipment and software from a number of vendors, including 3Com Corporation, Digital Equipment Corporation, Intel Corporation, Kingston Technology Corporation, Lotus Development Corporation, Microsoft Corporation, NEC Technologies, Inc., and Novell, Inc. To further meet the needs of its customers, CompuCom provides a variety of services including custom configuration of PC systems, field engineering, network management, help desk services and network project management utilizing network applications such as Novell Netware, Windows NT Server, Windows and Windows 95, IBM's OS/2 Warp and LAN Server.

Net revenues for CompuCom have grown at a compounded rate of 29% over the past five years, while net earnings have grown by 42% compounded annually over the same period. CompuCom's strong revenue and net earnings performance is a result of its continued focus on customer satisfaction, along with the enhancement of its product and services capabilities resulting from a strategy of growth through existing operations and strategic acquisitions. CompuCom's target customers are becoming increasingly dependent on information technology to compete effectively in today's markets. As a result, the decision making process that organizations face when planning, selecting and implementing technology solutions is becoming more complex and requires many of these organizations to outsource the management and support of their PC technology needs. In an effort to enhance CompuCom's ability to provide customers with value-added services designed to meet their PC technology service requirements, CompuCom acquired several small regional service companies during 1994 and 1995. These acquisitions have broadened the variety of network management platform offerings, increased remote network monitoring capabilities and greatly expanded CompuCom's systems engineer resources.

Customer support, prompt delivery, product variety and availability, and price are key elements in attracting new and retaining current customers. In particular, knowledgeable, experienced sales and services personnel who understand customer needs are important factors in the growth of CompuCom's services business. During 1995, CompuCom continued to place emphasis on expanding the service portion of its business through internal and external growth. In 1996, CompuCom expects to continue to expand its services and support organization, train sales and services personnel, and develop its vendor relationships to provide customer-driven product lines at competitive prices. In addition, CompuCom plans to continue its expansion of its integrated, comprehensive information system to enable CompuCom to track and respond to its customers' requirements more efficiently.

CompuCom markets its product procurement, configuration, field engineering, network management, help desk services, network project management and hardware maintenance services primarily through its direct sales force and service personnel, operating through approximately 40 sales and service centers located near major metropolitan areas. CompuCom focuses on meeting the needs of large corporate businesses, which accounted for the majority of CompuCom's net revenues in 1995. However, no one customer accounted for in excess of 10% of such revenues.

CompuCom provides support to its customers primarily through the CompuCom Customer Center, located in Dallas, Texas. Customer center personnel, called inside sales representatives ("ISRs"), work closely with the customer and CompuCom sales representatives to keep up to date on the business needs of each customer, and provide the customers with information about product availability, services, pricing, shipping and invoicing via a toll-free telephone number. The primary goal of the customer center is to provide greater support to CompuCom's customers while allowing CompuCom's direct sales force to focus on soliciting new business and providing the necessary support for the customer's more complex service needs.

As of December 31, 1995, CompuCom employed 258 full-time direct sales representatives and 338 ISRs.

During 1995, services net revenues increased approximately 80% due to CompuCom's continued efforts to focus on increased sales of services to meet customer needs and to improve profitability. CompuCom also emphasized the hiring of quality services personnel, increasing the number of its services employees from approximately 800 at the end of 1994 to almost 1,200 by year-end 1995. Although CompuCom's revenues from its services business currently represent 7% of total revenues, such services business is an integral part of CompuCom's strategy to provide customers with the value-added service solutions to meet their technology needs. CompuCom intends to continue to make strategic acquisitions and make investments internally to enhance its ability to satisfy the constantly changing technology requirements of its customers.

Order backlog is not considered to be a meaningful indicator of CompuCom's future business prospects due to the short order fulfillment cycle.

CompuCom has two product distribution centers, one located in Woolwich, New Jersey (near Philadelphia) and the second in Stockton, California (near San Francisco). These bi-coastal distribution centers are highly automated, and allow CompuCom to efficiently service its nationwide customers, reducing both shipment time and expense. Also located in the distribution centers on both coasts is the Project Integration Networking Group ("PING"), which provides high-end configuration services and project management to meet customers' complex network and configuration needs.

In 1995, the distribution, configuration, PING, and product services departments completed ISO 9002 certification. ISO 9002 is part of the ISO 9000 set of standards developed by the International Organization of Standardization ("ISO") which represent common international business quality standards designed to help demonstrate the capability of a supplier to control the processes that determine the acceptability of the product being delivered. In 1996, CompuCom plans to complete ISO 9002 certification for its returned merchandise center.

During 1995, CompuCom's principal suppliers were Compaq, IBM and HP. CompuCom's agreements with these vendors contain provisions providing for periodic renewals and permitting termination by the vendor without cause, generally upon 30 to 90 days written notice, depending upon the vendor.
Since 1987, Compaq, IBM and HP have regularly renewed their respective dealer agreements with CompuCom, although there can be no assurance that the regular renewals of CompuCom's dealer agreements will continue. The termination, or non-renewal, of CompuCom's Compaq dealer agreement or IBM dealer agreement, or both, would materially adversely affect CompuCom's business. The loss of HP as a supplier would adversely affect CompuCom's ability to continue its expansion. CompuCom, however, is not aware of any reason for the termination, or non-renewal, of any of those dealer agreements and believes that its relationships with Compaq, IBM and HP are satisfactory.

CompuCom purchases products from Compaq, IBM and HP at pricing levels which CompuCom believes are the lowest prices available to those vendors' respective dealers with the exception of special bid pricing for specific large customer accounts. All of CompuCom's principal suppliers require that CompuCom purchase certain minimum volumes of products in a specified period to maintain favorable pricing levels. CompuCom also obtains favorable terms from Compaq, IBM and HP by participating in certain vendor programs offered by those suppliers. CompuCom has certain selling, promotional and related expenses reimbursed by vendors under dealer programs offered by those and other suppliers. However, there can be no assurance that any of these programs will continue in 1996 or that CompuCom will continue to participate in any of these programs at the same level as in 1995.

Sales of Compaq, IBM and HP products accounted for approximately 27%, 15% and 10%, respectively, of 1995 net revenues in the Information Technology segment compared to 24%, 18% and 10%, respectively, in 1994 and 21%, 21% and 9%, respectively, in 1993.

Due to rapid delivery requirements of customers and to assure itself of continuous allotment of products from suppliers, CompuCom maintains adequate levels of inventory funded through its line of credit and vendor credit. These major suppliers at times provide price protection programs to CompuCom which are intended to reduce the risk of inventory devaluation by absorbing temporary price reductions and long-term price declines associated with aging product life cycles. CompuCom also has the option of returning a certain percentage of its current product inventories each quarter to these principal suppliers as it assesses each product's current and forecasted demand schedule. If such returns exceed certain specified levels, CompuCom may be charged restocking fees of up to 5%. CompuCom did not incur any significant restocking fees in 1995.

CompuCom is dependent upon the continued supply of products from its suppliers, particularly Compaq, IBM and HP. Historically, certain suppliers occasionally experience shortages of select components which render products unavailable or necessitate product allocations among resellers. While certain shortages existed throughout 1995, CompuCom believes the product availability issues are a result of the present dynamics of the PC industry as a whole, which include high customer product demand, shortened product life cycles and increased frequency of new product introductions into the marketplace. While there can be no assurance that product unavailability or product allocations, or both, will not increase in 1996, the impact of such an interruption is not expected to be unduly troublesome because of the breadth of alternative product lines available to CompuCom and CompuCom's established programs to accelerate configuration and delivery times when such events occur.

CompuCom is engaged in fields within the computer industry characterized by a high level of competition. Many established personal computer manufacturers (including some of CompuCom's own vendors), systems integrators and other resellers of personal computer or networking products including AmeriData Technologies, Inc., Entex Information Services Inc., InaCom Corp., Microage, Inc. and Vanstar Corporation, compete with CompuCom in the configuration and distribution of computer systems and equipment. In addition, the PC reseller industry is characterized by intense competition primarily in the areas of price, product availability and breadth of product line. In the highly fragmented computer services area, CompuCom competes with several larger competitors, other corporate resellers pursuing high-end services opportunities, as well as several smaller computer services companies. Some of these competitors have financial, technical, manufacturing, sales, marketing and other resources which are substantially greater than those of CompuCom. Although CompuCom believes it currently competes favorably within the PC reseller industry, there can be no assurance that CompuCom will be able to continue to compete successfully with new or existing competition.

CompuCom experienced an improvement in product margins during the first half of 1995, partially due to CompuCom's decision not to do business with the lowest margin customers as well as certain manufacturer price reductions. Product margins declined in the second half of the year compared to the first half, reacting to increasing pricing pressure from competition. CompuCom believes that gross margins will continue to be reflective of industry-wide changes. Future improved profitability will depend upon competition, increased focus on providing technical services and support to customers, CompuCom's ability to retain and hire quality service personnel, vendor product pricing changes and product availability, as well as CompuCom's operating efficiencies and cost containment measures, and effective utilization of vendor programs.

Information Solutions

The Company has two majority-owned subsidiaries in the Information Solutions field at December 31, 1995: Tangram and Premier.

Tangram develops and markets enterprise network software, professional services and turnkey solutions enabling automated enterprise-wide information system management. Tangram markets to Fortune 1000 companies and their foreign equivalents requiring enterprise-wide management of computer assets and heterogeneous computing networks.

Tangram's software and services cover both enterprise information systems management and connectivity. The AM:PM-Registered Mark- family of products is a leading software solution for asset tracking and distribution, allowing customers to manage heterogeneous computer resources across an entire enterprise. AM:PM allows companies with thousands of remote workstations and servers to accomplish tasks unattended. Such tasks include software distribution, data distribution and collection, and resource and asset management. AM:PM offers a variety of connectivity options for workstations, LANs and servers, and supports numerous operating platforms and communications protocols.

Tangram offers implementation services to major corporations designed to facilitate implementation of AM:PM and maximize the customers' use of the product. Service offerings include project planning, product customization, custom application development and hands-on training. Tangram formed The Consulting Services Group in late 1994 to provide its customers with turnkey solutions of its software.

Product development resources are allocated between products according to the need for enhancement of existing products and the development of new products in proportion to existing revenue streams and market trends. Existing products are enhanced to keep them current with market requirements and to allow them to support new standards and environments. New products are developed that are complementary to existing products and exploit new markets for Tangram. In 1995, development efforts were concentrated primarily on new releases of existing products. In late 1995, development began on certain new product offerings, including a product that automatically tracks and analyzes computer hardware and software assets over the enterprise.

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

At March 22, 1996, Safeguard owns approximately 72% of Tangram's outstanding common stock.

Premier markets sophisticated asset management systems solutions to the financial services industry worldwide. Premier's GLOBAL-PLUS-Registered Mark-software provides complete multi-currency accounting and global custody processing capabilities, two of the demanding functions required by international asset management organizations. Premier's MAXIMIS-RM- software provides a wide range of asset management and investment accounting solutions on multiple platforms and is targeted at investment advisors, insurance companies and pension funds.

Premier markets its products through a direct sales force based at its headquarters in Pennsylvania and regional offices in Dallas, New York, Chicago and Toronto. A significant portion of Premier's 1995 sales were in Canada. Target industries are major financial institutions, including traditional trust organizations, investment advisory firms, domestic and global custodians, international asset management organizations, insurance companies and large pension funds. An in-house design and development team is responsible for product development.

Premier is proceeding with its strategic plan to re-engineer its GLOBAL-PLUS product line to operate on the Windows platform and in a UNIX-based client/server environment on the IBM RS6000 platform. This process will occur in staged deliverables to allow both existing clients and future clients to take advantage of new technology in an orderly fashion and without disruption to their existing operations. Premier expects these projects to be completed in mid-1996 and late 1996, respectively. Some potential customers have deferred purchase decisions in 1995 in anticipation of the completion of these projects. Premier signed an agreement in 1995 with a major financial institution as its first customer for the UNIX-based client/server product. The MAXIMIS product line is utilizing state of the art technology through the use of CASE tools and data modeling.

Although certain of Premier's competitors offer multi-currency capabilities, Premier believes that its GLOBAL-PLUS product is currently the only full-featured, installed and proven global asset management system. Certain of Premier's domestic competitors have a significantly larger installed domestic customer base; however, these competitors have only limited multi-currency functionality. In those markets where global investment management is required, Premier has been successful. Premier's ability to remain competitive will be partially dependent on the success of its conversion to a client/server environment.

In late 1995, Premier acquired a majority interest in National Investor Data Services, Inc., a provider of software products for investment management companies, including a portfolio management and accounting system, a portfolio modeling and optimization product and mutual fund management systems.

At March 22, 1996, Safeguard owns approximately 94% of Premier's common stock.

Product Development Expenses

For the Information Solutions continuing product lines in the aggregate, the Company spent $10.0 million, or approximately 25% of Information Solutions net sales, for product development in 1995, compared to $10.3 million or approximately 19% of net sales in 1994 and $6.8 million or 10% of net sales in 1993. The 1994 amount includes $2 million expended by Coherent for the first six months of the year before its rights offering after which the Company ceased consolidating Coherent's results. The increased development expenditures in 1994 compared to 1993 reflected significant development projects commenced by Tangram and Premier, both of which continued in 1995. Premier's significant development projects are expected to be completed during mid-to-late 1996, and Tangram is continuing to develop new products and product extensions. Only an immaterial amount of product development expenditures were customer-sponsored.

Other Segment Information

Export sales in the Information Technology segment for the three-year period ended December 31, 1995 were less than 5% of the segment's total sales in each of these years. Backlog for this segment, most of which was accounted for at year-end by CompuCom, is not considered to be a meaningful indication of future business prospects due to CompuCom's relatively quick order fulfillment cycle.

METAL FINISHING SEGMENT

Pioneer Metal Finishing is engaged in the finishing of aluminum and other metal parts through operations conducted in Minneapolis, Minnesota, Green Bay, Wisconsin and Phoenix, Arizona. Pioneer is in the process of selling its Arizona facility, which generally has been unprofitable for Pioneer. Major technical processes include sulfuric, hardcoat and R-5 bright dip anodizing, chromate conversion, electroless nickel and the application of other specialty coatings. Pioneer provides insulation, heat dispersal, decoration and protection to a wide range of metal parts, including highly sophisticated equipment and small parts with precision tolerance requirements for the computer, ordnance, automotive, cookware and recreational industries, electronic components and other applications.

Metal finishing services are sold to a wide range of customers and industries by a direct sales force and independent representatives. Finishing is usually performed on customer-owned material. Because of transportation costs, most customers are located within a 200-300 mile radius of the finishing facilities. Pioneer is exploring geographic expansion in the Midwest to better service and expands its customer base. Pioneer refurbished and upgraded its Minneapolis production line during the first quarter of 1995 at a cost of approximately $1 million.

Pioneer competes with many other metal finishers serving its geographical areas, but Pioneer has established itself as a reputable industry leader and quality metal finisher. Prompt service, quality of work performed and geographic location are the most important competitive factors.

Backlog is not considered material to this business as work is generally processed in a one- to two-week period.

The Company believes that all facilities comply with existing environmental pollution control regulations, compliance with which in recent years has been an important competitive factor in the industry.

Safeguard owns 100% of Pioneer Metal Finishing.

COMMERCIAL REAL ESTATE SEGMENT

As of March 22, 1996, Safeguard owns and leases approximately 254,000 square feet of commercial office and industrial space in 8 commercial real estate properties in suburban Philadelphia. The properties are carried at a book value, after depreciation, of approximately $18 million subject to related mortgage debt, primarily non-recourse, of approximately $20 million. During 1995, Safeguard turned over three commercial properties to its mortgage lenders in satisfaction of related non-recourse debt.

Safeguard also holds a 40% interest in The Nichols Company, a real estate company that owns, manages and leases commercial office and industrial space.

Competition in the commercial real estate market in the suburban Philadelphia area is intense, due in part to the level of available commercial space. Safeguard's occupancy rate was approximately 97% at February 29, 1996. Location, building design and rental rates are the most important competitive factors for attracting tenants.

Safeguard believes that its real estate holdings are quality commercial properties in well-positioned suburban locations. The Company's real estate operations typically generate pre-tax losses because of depreciation, but are approximately break-even on a cash basis.

Safeguard and The Nichols Company have entered into a non-binding letter of intent to transfer their real estate holdings to a publicly-traded REIT in exchange for common stock and warrants in the REIT and units in a partnership with the REIT. There is no assurance the proposed transactions will be consummated. See "RECENT DEVELOPMENTS" above.

The operations of the Company and its partnership companies, particularly the Metal Finishing and Commercial Real Estate segments, are subject to environmental laws and regulations. The Company does not believe that expenditures relating to those laws and regulations will have a material adverse effect on the business, financial condition or results of operations of the Company.

OTHER PARTNERSHIP COMPANIES

Public Companies

Cambridge Technology Partners (Massachusetts), Inc. provides information technology and management consulting and software development and evaluation services to organizations with large scale information processing and distribution needs that are utilizing or migrating to open systems computing environments. In performing these services, Cambridge employs a rapid development methodology utilizing client/server architectures. Cambridge provides its software design and development services on a fixed-price, fixed-timetable basis with client involvement at all stages of the process. Open systems computing environments offer end-users a more flexible and more easily accessible computing environment than centralized, mainframe-based computer systems. Cambridge believes that businesses will continue to migrate to open systems computing environments and continue to utilize information technology service organizations to address challenges presented by this transition.

Cambridge's information technology and management consulting services are offered at the enterprise-wide, specific business process and application software levels of an organization. Upon the completion of consulting services, Cambridge designs and develops one or more strategic software applications and then rolls-out such applications to the organization's end-users. These software applications are designed to achieve a competitive advantage, enhance the efficiency and functionality of specific business processes, and support financial goals. Cambridge may also assist its clients in providing end-user training for managing the organizational changes that accompany the roll-out of new applications and the assimilation of such applications into production environments. Cambridge provides network analysis, design and deployment services to assist its clients in successfully implementing the applications in an open systems environment.
To date, Cambridge's revenues have been generated principally from its custom software design and development activities.

In the second half of 1995, Cambridge strengthened its service offerings through the acquisitions of The Systems Consulting Group, Inc. and Axiom Management Consulting, Inc. These companies provide evaluation and implementation of package software and "business process re-engineering" consulting services, respectively.

At March 22, 1996, Safeguard owns approximately 20% of Cambridge's outstanding common stock, and warrants which could increase its ownership to 22%.

Coherent Communications Systems Corporation develops, manufactures and markets voice quality enhancement products for wireless (including digital cellular and Personal Communication Systems ("PCS")), satellite-based, Cable Communication Systems, and wireline telecommunications systems throughout the world. Coherent's principal products are echo canceller products and teleconference products. Coherent's echo cancellers and teleconference products utilize a proprietary high speed reduced instruction set computer ("RISC") microchip along with its proprietary software to enhance the quality of voice communications during a telephone call. Coherent's products are compatible with domestic and foreign telecommunications systems.

Coherent's echo canceller products enhance voice quality in several ways, including eliminating electrical and acoustic echoes inherent in modern telecommunications systems. The technological advances incorporated into these telecommunications systems, such as wireless and digital transmission technology, speech compression, fiber optic transmission lines and satellite links, make echo canceller products an essential component of most digital telecommunications networks.

Coherent sells its echo canceller products to network operators and other end-users through its direct sales force and third-party distributors, and to telecommunications equipment manufacturers through its direct sales force. Users of Coherent's echo canceller products include telecommunications network operators throughout the world, such as British Telecommunications PLC ("British Telecom"), Deutsche Bundespost, AT&T Wireless, Kokusai Denshin Denwa Co., Ltd. , Telefonos de Mexico, SA, Teleglobe Canada Inc., PTT Telecom Logistics (Netherlands) and Telia Mobitel (Sweden). Competition in international markets is based principally on the technological characteristics of the product, rather than price. During 1995, however, Coherent has begun a program to expand direct sales throughout the United States, in which competition is more price sensitive.

In October 1995, Coherent purchased the technology and related assets for the Consortium conference bridge teleconferencing product line. The Consortium is a modestly priced, user friendly teleconferencing bridge targeted to the corporate customer and other large organizations.

At March 22, 1996, Safeguard owns approximately 37% of Coherent's outstanding common stock.

USDATA Corporation provides a wide range of software components, hardware systems and services, design consulting and maintenance support used by its customers to improve the overall productivity of their businesses and to monitor automated processes. The real-time information provided by USDATA's products enables customers to reduce operating costs, improve product quality and increase overall throughput and productivity. USDATA believes its core strengths include multi-platform software development, systems integration, customer support and a worldwide direct sales force.

USDATA produces automation software tools that enable an organization's information systems to supervise, monitor and control manufacturing and other automated processes and to interface with management information systems. USDATA's family of software products, marketed under the name FactoryLink-Registered Mark-, provides a powerful set of software tools designed for users who are technically competent but who may not be experienced software programmers.

USDATA is also engaged in the design and turnkey implementation of integrated third-party data collection systems that allow remote, real-time data collection using a variety of automatic identification techniques. USDATA employs various technologies in connection with such data collection systems, including supervisory and network management software, to add value to the hardware components of its turnkey solutions.

USDATA recently received the largest contract in its history, from AEG Schneider Automation, a large industrial automation provider, who will purchase and resell USDATA'a FactoryLink systems throughout the world.

At March 22, 1996, Safeguard owns approximately 21% of USDATA's outstanding common stock, and warrants which could increase its ownership to 26%.

National Media Corporation is the world's largest infomercial company, using transactional television to sell innovative consumer products. With its international subsidiary, Quantum International, Ltd., the company reaches 257 million television households in more than 60 countries.

At March 22, 1996, Safeguard owns preferred stock convertible into 3% of National Media's outstanding common stock and warrants which could increase its ownership to 14%.

Private Companies

Diamond Technology Partners, Inc. provides business consulting services from strategic planning and redesigning business processes to implementation of recommendations through organizational changes, information systems design and integration, and custom software applications development.

At March 22, 1996, Safeguard owns approximately 19% of Diamond's outstanding common stock, and warrants which could increase its ownership to 24%.

FormMaker Software, Inc. provides multi-platform, enterprise-wide document automation solutions for document-intensive industries with mission-critical, complex and high-volume needs. FormMaker also provides consulting, implementation, training and outsourcing services.

At March 22, 1996, Safeguard owns approximately 42% of FormMaker's outstanding common stock, and warrants which could increase its ownership to 44%.

Integrated Systems Consulting Group, Inc. is an information services firm that specializes in systems integration, applications development, and network consulting services for the pharmaceutical, chemical, and manufacturing industries. ISCG is committed to maintaining a group of highly motivated and talented technical professionals by providing them with continuous training, challenging assignments and the opportunity for involvement in the Company's business process.

At March 22, 1996, Safeguard owns approximately 19% of ISCG's outstanding common stock, and warrants which could increase its ownership to 21%. ISCG anticipates commencing an initial public offering through a rights offering to Safeguard's shareholders in the first half of 1996, which would reduce Safeguard's percentage ownership.

MultiGen, Inc. develops and markets the leading real-time 3D authoring software that is used to create, edit, and view scenes for visual simulation, entertainment, CAD visualization, and virtual reality applications. The company's newest products include the MultiGen-Registered Mark- Series II and its innovative real-time 3D virtual reality scene builder, SmartScene-TM-.

At March 22, 1996, Safeguard owns approximately 28% of MultiGen's outstanding common stock.

XL Vision, Inc. specializes in producing application-specific imaging solutions to meet specific customer needs and identifiable market needs. XL Vision's product lines under development include MicroVision-TM-, an automated intelligent microscope for use in advanced medical diagnostics; PhotoVision-TM-, an automatic identification system for use with credit cards, ATM cards and ID cards; Enhanced Vision Systems-TM-, proprietary thermal imaging systems capable of "seeing" in darkness, fog or haze; and OrthoVision-TM-, high-speed 3D geographical information systems scanners.

At March 22, 1996, Safeguard owns 18% of XL Vision's outstanding common stock, and convertible preferred stock which could increase its ownership to 76%.

Safeguard's ownership percentages in certain of the partnership companies described above include shares which Safeguard has granted to certain of its executives under its long term incentive plan. These grants are subject to certain restrictions, and Safeguard continues to control the voting of these shares until the restrictions lapse.

Safeguard also participates in companies which provide enterprise-wide applications software, including DLB Systems, Inc. and Sanchez Computer Associates, Inc.; innovative marketing service companies including Interactive Marketing Ventures, LLC, New Paradigm Ventures, Inc. and Sky Alland Marketing, Inc.; and outsourcing services companies such as Intellisource, Inc. and The Value Sourcing Group, Inc.

Safeguard also participates in managing three venture capital funds. These funds invest in early stage, rapidly growing and/or established businesses, and have co-invested in certain of the Company's partnership companies. The following table lists the venture capital funds which are managed by a subsidiary of Safeguard. While Safeguard's focus is on the information technology industry, the venture capital funds also invest in health care, life sciences and service-related companies. Both Radnor Venture Partners and Technology Leaders I are fully invested.

Venture Capital Funds

                              Capital           % Owned by         Year
Name of Fund                 Commitments       Safeguard(1)     Established
- - ------------                -------------      ------------     ------------
Radnor Venture Partners     $ 33,000,000           13.7             1988
Technology Leaders I          61,000,000            3.3             1991
Technology Leaders II        113,000,000            4.4             1994

- - ---------------------
(1) Represents the percentage of the outstanding limited partnership interests in the fund owned by Safeguard.

EMPLOYEES

Safeguard and its consolidated subsidiaries have approximately 3,600 employees, of which approximately 72% are employed by CompuCom. The Company believes relations with employees are good.

ITEM 1(d). FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company does not believe that foreign or geographic area revenues are material or significant to an understanding of its business and operations during the three-year period ended December 31, 1995. Where appropriate, information concerning the Company's export sales is discussed in Item 1(c) "Narrative Description of Business."

ITEM 1(e).  EXECUTIVE OFFICERS

Information about the Company's executive officers can be found in Part III of this report under "Item 10. Directors and Executive Officers of Registrant." None of the officers has fixed term employment agreements.

ITEM 2.     PROPERTIES

The Company owns its corporate headquarters and administrative offices located in Wayne, Pennsylvania. The headquarters building is subject to a $3.6 million mortgage bearing interest at 9.75%, which amortizes over a 30 year terms, and is callable by the lender at any time beginning in 2002. The principal properties of the Company consisted of the following as of March 22, 1996:

INDUSTRY SEGMENT/LOCATION          TYPE OF FACILITY            LEASE EXPIRES
- - -------------------------          ----------------            -------------
INFORMATION TECHNOLOGY

  MICROCOMPUTER SYSTEMS AND SERVICES (COMPUCOM)

    Dallas, TX                     Executive/Admin. Offices          *
    Woolwich, NJ                   Distribution Center             1998(1)
    Stockton, CA                   Distribution Center             1999(2)
    Dallas, TX                     Customer Center                 2000
    Fort Worth, TX                 Distribution Center             2000(3)

  INFORMATION SOLUTIONS
    Raleigh, NC                    Office/Data Center              1997
    Malvern, PA                    Office/Distribution             1998(4)
    Dallas, TX                     Sales and Service Center        1998
    Dallas, TX                     Office/Distribution             2000
    Malvern, PA                    Office/Distribution             2001

METAL FINISHING
    Minneapolis, MN                Manufacturing/Office              *
    Green Bay, WI                  Manufacturing/Office              *

COMMERCIAL REAL ESTATE
    Horsham Business Center        Commercial Office Space           *
    Horsham, PA

    Iron Run                       Warehouse/Commercial              *
    Allentown, PA                  Office Space

    Meetinghouse Business Center   Commercial Office Space           *
    Plymouth Meeting, PA
    (5 buildings)

    Whiteland Business Center      Warehouse/                        *
    Exton, PA                      Commercial Office Space

- - ----------------

(*)  Owned facility.

(1) CompuCom has a cancellation option exercisable at any time after February 1996.

(2) CompuCom has a cancellation option exercisable beginning May 1995 and each year thereafter.

(3) CompuCom has a cancellation option exercisable at any time after April 1998.

(4) Premier has a cancellation option exercisable at any time beginning April 1996.

CompuCom's executive office building in Dallas, Texas is subject to a $3.9 million ten-year mortgage which matures in 2003.

Pioneer has a variable rate industrial revenue bond mortgage on its Green Bay property with a principal balance of $2.2 million as of December, 31, 1995, which matures in 2002. The mortgages on the Commercial Real Estate are described in Note 4 - Commercial Real Estate Debt to the Financial Statements, contained on page 39 of the Company's Annual Report to Shareholders for the year ended December 31, 1995 filed herewith as part of
Exhibit 13 and incorporated herein by reference.

In the opinion of management, the properties and plants are in good condition and repair and are adequate for the particular operations for which they are used. The extent of utilization of manufacturing facilities varies from plant to plant. CompuCom is currently reviewing alternatives to expand its distribution center capacity. In addition, CompuCom may require additional office space in Dallas, Texas during late 1996 or early 1997 to accommodate growth in its service business. The other existing facilities generally are capable of supporting increased activity without any significant capital expenditures.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1995.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company incorporates by reference the information contained under the caption "Common Stock Data" on page 43 of its Annual Report to Shareholders for the year ended December 31, 1995 which page is filed as part of Exhibit 13 hereto.

ITEM 6.  SELECTED FINANCIAL DATA

The Company incorporates by reference the information contained under this caption on page 25 of its Annual Report to Shareholders for the year ended December 31, 1995 which page is filed as part of Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company incorporates by reference the information contained under this caption on pages 25 through 29 of its Annual Report to Shareholders for the year ended December 31, 1995 which pages are filed as part of Exhibit 13 hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company incorporates by reference the information on pages 30 through 43 of its Annual Report to Shareholders for the year ended December 31, 1995 which pages are filed as part of Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

EXECUTIVE OFFICERS:

The following persons were executive officers of the Registrant at March 22, 1996:

                                HAS BEEN AN
                                 OFFICER
NAME                     AGE      SINCE         POSITION
- - ----                     ---    -----------     ----------
Warren V. Musser         69        1953         Chairman of the Board and
                                                Chief Executive Officer
Donald R. Caldwell(1)    49        1993         President and Chief Operating
                                                Officer
Charles A. Root          63        1984         Executive Vice President
Gerald M. Wilk           59        1973         Senior Vice President
                                                - Finance
Edward R. Anderson(2)    49        1994         President and Chief Executive
                                                Officer, CompuCom Systems,
                                                Inc.
Jerry L. Johnson(3)      48        1995         Senior Vice President
                                                - Operations

- - -----------------

(1) Mr. Caldwell has served as President of the Company since February 1996 and as Executive Vice President from March 1993 to February 1996. Prior to joining the Company, from 1991 through 1993, Mr. Caldwell was President of Valley Forge Capital Group, Ltd., a business mergers and acquisition advisory firm that he founded. From 1990 through 1991, Mr. Caldwell was Chief Administrative Officer of Cambridge Technology Partners (Massachusetts), Inc., a provider of systems integration, consulting and custom system development services.

(2) Mr. Anderson has served as President and Chief Executive Officer of CompuCom Systems, Inc. since January 1994 and served as Chief Operating Officer from August 1993 through December 1993. Prior to joining CompuCom, Mr. Anderson served from May 1988 to July 1993 as President and Chief Operating Officer of Computerland Corporation (now known as Vanstar), a computer reseller.

(3) Mr. Johnson served at US West, a Regional Bell Operating Company, from 1985 through 1995, most recently as Vice President of Network Technology Services.

DIRECTORS:

The Company incorporates by reference the information contained under the caption "ELECTION OF DIRECTORS" in its definitive Proxy Statement relative to its May 9, 1996 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K:

The Company incorporates by reference the information contained under the caption "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" in its definitive Proxy Statement relative to its May 9, 1996 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The Company incorporates by reference the information contained under the captions "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation" and "EXECUTIVE COMPENSATION" in its definitive Proxy Statement relative to its May 9, 1996 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates by reference the information contained under the caption "SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in its definitive Proxy Statement relative to its May 9, 1996 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates by reference the information contained under the captions "Compensation Committee Interlocks and Insider Participation" and "CERTAIN TRANSACTIONS" in its definitive Proxy Statement relative to its May 9, 1996 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

   CONSOLIDATED FINANCIAL STATEMENTS *
      INDUSTRY SEGMENTS
      OPERATIONS - years ended December 31, 1995, 1994, and 1993
      BALANCE SHEETS - December 31, 1995 and 1994
      CASH FLOWS - years ended December 31, 1995, 1994, and 1993
      SHAREHOLDERS' EQUITY - years ended December 31, 1995, 1994, and 1993
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      INDEPENDENT AUDITORS' REPORT
      STATEMENT OF MANAGEMENT'S FINANCIAL RESPONSIBILITY
      QUARTERLY FINANCIAL DATA

   FINANCIAL STATEMENT SCHEDULES**
     INDEPENDENT AUDITORS' REPORT
     Schedule I   -   Condensed Financial Information of
                      Registrant
     Schedule II  -   Valuation and Qualifying Accounts

- - -----------------
* Incorporated by reference from pages 30 through 43 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, which pages are filed as part of Exhibit 13 hereto.

** Filed herewith.

(b)  Reports on Form 8-K

On February 16, 1996, the Company filed a Form 8-K disclosing under Item 5 the closing of the private placement through J.P. Morgan of $115 million in 6% Convertible Subordinated Notes due February 1, 2006.

(c)  Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

EXHIBIT NO.                           EXHIBIT
- - -----------                           -------
2.1 Asset Purchase Agreement between Texas Instruments Incorporated and Premier Solutions Ltd. dated as of September 30, 1994 (excluding schedules and exhibits) (13) (Exhibit 2.1)

2.2 Services Agreement between Texas Instruments Incorporated and Premier Solutions Ltd. dated as of September 30, 1994 (13) (Exhibit 2.2)

3.1         Articles of Incorporation of the Company, as amended (6)
            (Exhibit 3.1)

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

4.9** Safeguard Scientifics, Inc. Amended and Restated Stock Savings Plan (14) (Exhibit 4.9)

4.10**      Safeguard Scientifics, Inc. Stock Savings Plan Trust Agreement
            (5)(Exhibit 4.2)

10.1**      Safeguard Scientifics Money Purchase Pension Plan (6)(Exhibit
            10.3)

10.2** First Amendment to Safeguard Scientifics Money Purchase Pension Plan (11) (Exhibit 10.2)

10.3** Second Amendment to Safeguard Scientifics Money Purchase Pension Plan (14) (Exhibit 10.3)

10.4**      Third Amendment to Safeguard Scientifics Money Pension Plan*

10.5**      Safeguard Scientifics Money Purchase Pension Plan Trust Agreement
            (6)(Exhibit 10.4)

EXHIBIT NO.                           EXHIBIT
- - -----------                           -------

10.6**      Safeguard Management Incentive Compensation Plan (7)(Exhibit
            10.3)

10.7** Safeguard Scientifics, Inc. Long Term Incentive Plan, as amended and restated effective June 15, 1994 (14) (Exhibit 10.6)

10.8** Form of Promissory Notes dated December 22, 1994 given by certain executives for advances by the Company of income tax withholdings on restricted stock grants (14) (Exhibit 10.7)

10.9** Form of Promissory Notes dated January 3, 1995 given by certain executives for advances by the Company of income tax withholdings on restricted stock grants (14) (Exhibit 10.8)

10.10** Form of Promissory Notes dated December 12, 1995 and December 20, 1995 given by certain executives for advances by the Company of income tax withholdings on restricted stock grants.*

10.11**     Safeguard Scientifics, Inc. Deferred Compensation Plan
            (2)(Exhibit 10.12)

10.12** Amended and Restated Credit Agreement dated June 30, 1994 by and among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., and Midlantic Bank (excluding schedules and exhibits) (12) (Exhibit 10)

10.13** Amended and Restated Revolving Note dated June 30, 1994 made by Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. (12) (Exhibit 10)

10.14 Term Note dated June 30, 1994 from Safeguard Scientifics, Inc. and Safeguard Scientifics (Delaware), Inc. (12) (Exhibit 10)

10.15 Second Amended and Restated Credit Agreement dated February 1, 1995 by and among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and Midlantic Bank (excluding schedules and exhibits) (14) (Exhibit 10.13)

10.16 Second Amended and Restated Revolving Loan Note dated February 1, 1995 made by Safeguard Scientifics, Inc., and Safeguard Scientifics (Delaware), Inc. (14) (Exhibit 10.14)

10.17 Amendment to Second Amended and Restated Loan and Security Agreement dated August 3, 1995 by and among Safeguard
            Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and Midlantic Bank (excluding schedules and exhibits) (16) (Exhibit 10.1)

10.18 Revolving Credit Financing and Security Agreement dated as of August 4, 1993 between CompuCom Systems, Inc. and

EXHIBIT NO.                           EXHIBIT
- - -----------                           -------

            NationsBank of Texas, N.A.(excluding schedules and exhibits) (11) (Exhibit 10.12)

10.19 First Amendment to Financing and Security Agreement dated as of March 31, 1994 between CompuCom Systems, Inc. and NationsBank of Texas, N.A. (14) (Exhibit 10.17)

10.20 Third Amendment to Financing and Security Agreement dated as of April 26, 1995 between CompuCom Systems, Inc. and NationsBank of Texas, N.A.(excluding schedules and exhibits) (15) (Exhibit 10.2)

10.21 Fourth Amendment to Financing and Security Agreement dated as of October 1, 1995 between CompuCom Systems, Inc. and NationsBank of Texas, N.A.*

10.22 $175,000,000 Master Revolving Note from CompuCom Systems, Inc. to NationsBank of Texas, N.A. dated as of April 26, 1995 (15) (Exhibit 10.3)

10.23       [intentionally omitted]

10.24** Letter agreement between Safeguard Scientifics, Inc. and Jean C. Tempel dated November 5, 1993 (11) (Exhibit 10.20)

10.25**     Letter agreements among Continental Capital Partners,
            Charterhouse North America Securities, Inc., Valley Forge Capital Group Ltd., MIG Securities, Inc. and Safeguard Scientifics, Inc. dated September 6, 1991 (11) (Exhibit 10.21)

10.26** Memo of Understanding between Valley Forge Capital Group, Ltd. and Safeguard Scientifics, Inc. dated as of October 15, 1992 (11) (Exhibit 10.22)

10.27** Letter agreement dated August 13, 1991 between Valley Forge Capital Group, Ltd. and CenterCore, Inc. (11) (Exhibit 10.23)

10.28 Stock Purchase Agreement between CompuCom Systems, Inc. and Rosetta Stone Corporation dated January 5, 1994, regarding sale of common stock of PC Parts Express, Inc. (exhibits omitted) with attached $3,500,000 Promissory Note, Pledge and Security Agreement, and PC Parts Express, Inc. Common Stock Purchase Warrant (11) (Exhibit 10.24)

10.29 Asset Purchase Agreement among Rosetta Stone Corporation, Teknowlogy Corp. and CompuCom Acquisition Corporation, d/a/a Micro Solutions, dated January 5, 1994, regarding sale of MicroSolutions' Network Training Group division (exhibits omitted), with attached $1,000,000 Installment Promissory Note and Pledge and Security Agreement (11) (Exhibit 10.25)

EXHIBIT NO.                           EXHIBIT
- - -----------                           -------

10.30** Resignation Agreement, effective January 1, 1994, between Avery More and CompuCom Systems, Inc. (11) (Exhibit 10.26)

10.31** Promissory Note dated August 31, 1994 from Edward Anderson to CompuCom Systems, Inc. (14) (Exhibit 10.26)

10.32** Pledge Agreement dated August 31, 1994 between Edward Anderson and CompuCom Systems, Inc. (14) (Exhibit 10.27)

10.33** Promissory Note dated January 5, 1995 from James Dixon to CompuCom Systems, Inc. (14) (Exhibit 10.28)

10.34       Trust Indenture Agreement dated February 1, 1996*

10.35 Purchase Agreement dated February 1, 1996 between Safeguard Scientifics, Inc. and JP Morgan Securities, Inc.*

10.36 Stock Purchase Agreement, Secured Term Note, and Pledge Agreement dated July 15, 1995 by and between CompuCom Systems, Inc. and James Dixon*

11          Computation of Per Share Earnings*

13 Pages 25 to 43 of Annual Report to Shareholders for year ended December 31, 1995*

21          List of Subsidiaries*

23          Consent of KPMG Peat Marwick LLP, independent auditors*

27          Financial Data Schedule*


- - ------------------

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

(8) Filed on April 9, 1993 as an exhibit to Form 8 Amendment to Form 10-K (No. 1-5620) and incorporated herein by reference.
(9) Filed on October 22, 1993 as an exhibit to Form 8-K (No. 1-5620) and incorporated herein by reference.
(10) Filed on November 15, 1993 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.
(11) Filed on March 30, 1994 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.
(12) Filed on August 15, 1994 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.
(13) Filed on October 17, 1994 as an exhibit to Form 8-K (No. 1-5620) and incorporated herein by reference.
(14) Filed on March 30, 1995 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.
(15) Filed on August 14, 1995 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.
(16) Filed on November 14, 1995 as an exhibit to Form 10-Q (No. 1-5620) and incorporated by reference herein.

INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Safeguard Scientifics, Inc.:

Under date of February 12, 1996, we reported on the consolidated balance sheets of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to shareholders.
These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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



/s/ KPMG Peat Marwick LLP



Philadelphia, Pennsylvania
February 12, 1996

                           Safeguard Scientifics, Inc.
                                   Schedule I
                      Condensed Consolidated Balance Sheets
                           December 31, 1995 and 1994
                                 (In thousands)

                                     ASSETS


                                                      1995           1994
                                                    --------       --------

Current Assets
 Cash                                               $  1,999       $  2,264
 Receivables less allowances
  ($136 - 1995; $103 - 1994)                           3,538          3,733
 Notes and other receivables                           4,259         11,127
 Inventories                                           1,262          1,291
 Other current assets                                  8,562          2,240
                                                    --------       --------
   Total current assets                               19,620         20,655

Property, Plant & Equipment, net                      20,852         20,940
Commercial Real Estate, net                           17,787         18,433

Other Assets
 Investments in unconsolidated
   subsidiaries and affiliates                       224,890        147,380
 Notes and other receivables                           6,147          4,527
 Other                                                 1,873          2,587
                                                    --------       --------
                                                     232,910        154,494
                                                    --------       --------
                                                    $291,169       $214,522
                                                    --------       --------
                                                    --------       --------


                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      1995           1994
                                                    --------       --------
Current Liabilities
 Current commercial real estate debt                $  3,103       $  3,120
 Current debt obligations                              1,815          2,108
 Accounts payable                                      1,162          3,040
 Accrued expenses                                     10,113         13,658
                                                    --------       --------
   Total current liabilities                          16,193         21,926
                                                    --------       --------

Long-Term Debt                                        79,216         57,882
Commercial Real Estate Debt                           17,380         17,594
Deferred Taxes on Income                              22,899          5,404
Other Liabilities                                      1,172          1,169

Shareholders' Equity
 Common stock                                          1,640          1,640
 Additional paid-in capital                           22,349         25,122
 Retained earnings                                   110,043         91,780
 Treasury stock                                      (10,471)       (13,228)
 Net unrealized appreciation on investments           30,748          5,233
                                                    --------       --------
                                                     154,309        110,547
                                                    --------       --------
                                                    $291,169       $214,522
                                                    --------       --------
                                                    --------       --------


                           Safeguard Scientifics, Inc.
                                   Schedule I
                 Condensed Consolidated Statements of Operations
                        December 31, 1995, 1994 and 1993
                     (In thousands except per share amounts)



                                                                                         1995           1994           1993
                                                                                       --------       --------       --------

Revenues
 Net sales                                                                             $ 35,628       $ 35,024       $ 32,380
 Gains on sales of securities, net                                                       18,925         21,789          9,574
 Other income                                                                             9,210          7,323          6,088
                                                                                       --------       --------       --------
   Total revenues                                                                        63,763         64,136         48,042

Costs and Expenses
 Cost of sales                                                                           23,899         22,054         20,289
 Selling                                                                                  1,378          1,307          1,338
 General and administrative                                                              17,683         14,334         12,562
 Depreciation and amortization                                                            4,536          4,383          4,287
 Interest                                                                                 6,643          5,141          4,404
 Equity in income of unconsolidated
   subsidiaries and affiliates, net of taxes                                            (11,194)        (2,378)        (2,060)
                                                                                       --------       --------       --------
   Total costs and expenses                                                              42,945         44,841         40,820
                                                                                       --------       --------       --------

Earnings Before Taxes on Income                                                          20,818         19,295          7,222

Provision for Taxes on Income                                                             2,555          3,555          3,369
                                                                                       --------       --------       --------

Net Earnings                                                                           $ 18,263       $ 15,740       $  3,853
                                                                                       --------       --------       --------
                                                                                       --------       --------       --------


Earnings Per Share
   Primary                                                                               $1.14          $1.03           $.21
   Fully Diluted                                                                         $1.07           $.94           $.14

Average Common Shares Outstanding
   Primary                                                                               15,367         14,720         15,069
   Fully Diluted                                                                         15,454         14,840         15,204


                           Safeguard Scientifics, Inc.
                                   Schedule I
                 Condensed Consolidated Statements of Cash Flows
                  Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)



                                                                                         1995           1994           1993
                                                                                       --------       --------       --------

Operating Activities
  Net earnings                                                                         $ 18,263       $ 15,740       $  3,853
  Adjustments to reconcile net earnings to
    cash from operating activities
  Depreciation and amortization                                                           4,536          4,383          4,287
  Deferred income taxes                                                                   1,891          3,006          2,690
  Equity in income of unconsolidated
    subsidiaries and affiliates, net                                                    (11,194)        (2,378)        (2,060)
  Gains on sales of securities, net                                                     (18,925)       (21,789)        (9,574)
                                                                                       --------       --------       --------
                                                                                         (5,429)        (1,038)          (804)

Cash provided (used) by changes in working
  capital items
    Receivables                                                                             422         (5,239)         1,741
    Inventories                                                                              29           (103)          (504)
    Other current assets                                                                 (2,840)          (361)          (785)
    Accounts payable and accrued expenses                                                (4,747)         1,493            718
                                                                                       --------       --------       --------
                                                                                         (7,136)        (4,210)         1,170
                                                                                       --------       --------       --------

Cash provided (used) by operating activities                                            (12,565)        (5,248)           366

Proceeds from sales of securities, net                                                   24,952         16,953         20,129
                                                                                       --------       --------       --------

Cash provided by operating activities
  and sales of securities, net                                                           12,387         11,705         20,495

Other Investing Activities
  Investments and notes acquired                                                        (28,638)       (49,343)        (7,775)
  Capital expenditures                                                                   (3,068)        (2,375)        (5,487)
  Other, net                                                                                            (1,302)            80
                                                                                       --------       --------       --------
Cash (used) by other investing activities                                               (31,706)       (53,020)       (13,182)

Financing Activities
  Net borrowings on revolving credit facilities                                          16,351         17,927          6,200
  Net borrowings (repayments) on term debt                                               (1,035)        21,717         (7,735)
  Repurchase of common stock                                                                (33)          (551)        (8,000)
  Stock options exercised                                                                 3,771          1,358          1,229
                                                                                       --------       --------       --------
Cash provided (used) by financing activities                                             19,054         40,451         (8,306)
                                                                                       --------       --------       --------

Decrease in Cash                                                                           (265)          (864)          (993)
Cash - beginning of year                                                                  2,264          3,128          4,121
                                                                                       --------       --------       --------

Cash - End of Year                                                                     $  1,999       $  2,264       $  3,128
                                                                                       --------       --------       --------
                                                                                       --------       --------       --------


             NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DEBT


                                                       1995           1994
                                                     -------        -------
                                                          ($000 omitted)


Revolving credit facility                            $47,800        $44,100
Notes payable to equity investee companies            23,589          6,975
Other                                                  9,642          8,915
                                                     -------        -------
                                                      81,031         59,990
Current debt obligations                              (1,815)        (2,108)
                                                     -------        -------
Long-term debt                                       $79,216        $57,882
                                                     -------        -------
                                                     -------        -------


Aggregate maturities of long-term debt at December 31, 1995 during future years
are as follows (in millions): $1.8 - 1996;   $2.8 - 1997; $71.8 - 1998;
$0.4 - 1999; $0.4 - 2000 and $3.8 - thereafter.

Interest paid in 1995, 1994 and 1993 was $6.6 million, $4.9 million, and $4.8 million, respectively, of which $2.0 million, $2.7 million and $3.5 million in 1995, 1994 and 1993, respectively, related to commercial real estate debt.

In connection with investments in certain unconsolidated subsidiaries and investee companies, the Company is contingently obligated for approximately $29 million in bank loan and other guarantees and $3 million for possible future investments.

                  SAFEGUARD SCIENTIFICS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                          Balance       Additions
                                                        Beginning      Charged to                                     Balance
DECSCRIPTION                                              of Year      Operations     Deductions        Other       End of Year
- - ------------                                            ----------     ----------     ----------        -----       -----------
                                                                                          (1)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

   Year ended December 31, 1993                           $ 3,020        $ 1,276        $   676        $ 1,860  (2)   $ 5,480

   Year ended December 31, 1994                           $ 5,480        $ 3,378        $ 1,669        $  (723) (3)   $ 6,466

   Year ended December 31, 1995                           $ 6,466        $ 1,277        $   968        $(4,131) (4)   $ 2,644



INVENTORY RESERVES

   Year ended December 31, 1993                           $12,390        $11,838        $ 8,828                       $15,400

   Year ended December 31, 1994                           $15,400        $15,049        $18,627        $(1,148) (3)   $10,674

   Year ended December 31, 1995                           $10,674        $13,333        $13,581        $  (902) (4)   $ 9,524


(1) Net write-offs.

(2) Maris Equipment Co. valuation reserve at acquisition date.

(3) Sale and deconsolidation of Micro Decisionware and Coherent, respectively.

(4) Deconsolidation of Center Core.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 26, 1996        SAFEGUARD SCIENTIFICS, INC.

                              By:  /s/ Warren V. Musser
                                  ----------------------------------------
                                  Warren V. Musser, Chairman and Chief
                                  Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 26, 1996          /s/ Warren V. Musser
                              ----------------------------------------------
                              Warren V. Musser, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated:  March 26, 1996          /s/ Gerald M. Wilk
                              ----------------------------------------------
                              Gerald M. Wilk, Senior Vice President-Finance (Principal Financial and Accounting Officer)

Dated:  March 26, 1996          /s/ Vincent G. Bell
                              ----------------------------------------------
                              Vincent G. Bell, Jr., Director

Dated:  March 26, 1996          /s/ Robert A. Fox
                              ----------------------------------------------
                              Robert A. Fox, Director

Dated:  March 28, 1996          /s/ Delbert W. Johnson
                              ----------------------------------------------
                              Delbert W. Johnson, Director

Dated:  March 26, 1996          /s/ Peter Likins
                              ----------------------------------------------
                              Peter Likins, Director

Dated:  March 28, 1996          /s/ Russell E. Palmer
                              ----------------------------------------------
                              Russell E. Palmer, Director

Dated:  March 28, 1996          /s/ John W. Poduska, Jr.
                              ----------------------------------------------
                              John W. Poduska Sr., Director

Dated:  March 26, 1996          /s/ Hubert J. P. Schoemaker
                              ----------------------------------------------
                              Hubert J. P. Schoemaker, Director

Dated:  March 28, 1996          /s/ Heinz Schimmelbusch
                              ----------------------------------------------
                              Heinz Schimmelbusch, Director

Dated:  March 26, 1996          /s/ Jean C. Tempel
                              ----------------------------------------------
                              Jean C. Tempel, Director

Dated:  March 26, 1996          /s/ Jack L. Messman
                              ----------------------------------------------
                              Jack L. Messman, Director

                                 EXHIBIT INDEX

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.


2.1 Asset Purchase Agreement between Texas Instruments Incorporated and Premier Solutions Ltd. dated as of September 30, 1994 (excluding schedules and exhibits) (13) (Exhibit 2.1)

2.2 Services Agreement between Texas Instruments Incorporated and Premier Solutions Ltd. dated as of September 30, 1994 (13) (Exhibit 2.2)

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

4.9** Safeguard Scientifics, Inc. Amended and Restated Stock Savings Plan (14) (Exhibit 4.9)

4.10**    Safeguard Scientifics, Inc. Stock Savings Plan Trust Agreement
          (5)(Exhibit 4.2)

10.1**    Safeguard Scientifics Money Purchase Pension Plan (6)(Exhibit
          10.3)

10.2** First Amendment to Safeguard Scientifics Money Purchase Pension Plan (11) (Exhibit 10.2)

10.3** Second Amendment to Safeguard Scientifics Money Purchase Pension Plan (14) (Exhibit 10.3)

10.4**    Third Amendment to Safeguard Scientifics Money Pension Plan*

10.5**    Safeguard Scientifics Money Purchase Pension Plan Trust Agreement
          (6)(Exhibit 10.4)

10.6**    Safeguard Management Incentive Compensation Plan (7)(Exhibit
          10.3)

10.7** Safeguard Scientifics, Inc. Long Term Incentive Plan, as amended and restated effective June 15, 1994 (14) (Exhibit 10.6)

10.8** Form of Promissory Notes dated December 22, 1994 given by certain executives for advances by the Company of income tax withholdings on restricted stock grants (14) (Exhibit 10.7)

10.9** Form of Promissory Notes dated January 3, 1995 given by certain executives for advances by the Company of income tax withholdings on restricted stock grants (14) (Exhibit 10.8)

10.10** Form of Promissory Notes dated December 12, 1995 and December 20, 1995 given by certain executives for advances by the Company of income tax withholdings on restricted stock grants.*

10.11**   Safeguard Scientifics, Inc. Deferred Compensation Plan
          (2)(Exhibit 10.12)

10.12** Amended and Restated Credit Agreement dated June 30, 1994 by and among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., and Midlantic Bank (excluding schedules and exhibits) (12) (Exhibit 10)

10.13** Amended and Restated Revolving Note dated June 30, 1994 made by Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. (12) (Exhibit 10)

10.14 Term Note dated June 30, 1994 from Safeguard Scientifics, Inc. and Safeguard Scientifics (Delaware), Inc. (12) (Exhibit 10)

10.15 Second Amended and Restated Credit Agreement dated February 1, 1995 by and among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and Midlantic Bank (excluding schedules and exhibits) (14) (Exhibit 10.13)

10.16 Second Amended and Restated Revolving Loan Note dated February 1, 1995 made by Safeguard Scientifics, Inc., and Safeguard
          Scientifics (Delaware), Inc. (14) (Exhibit 10.14)

10.17 Amendment to Second Amended and Restated Loan and Security Agreement dated August 3, 1995 by and among Safeguard
          Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and Midlantic Bank (excluding schedules and exhibits) (16) (Exhibit 10.1)

10.18 Revolving Credit Financing and Security Agreement dated as of August 4, 1993 between CompuCom Systems, Inc. and NationsBank of Texas, N.A. (excluding schedules and exhibits) (11) (Exhibit 10.12)

10.19 First Amendment to Financing and Security Agreement dated as of March 31, 1994 between CompuCom Systems, Inc. and NationsBank of Texas, N.A. (14) (Exhibit 10.17)

10.20 Third Amendment to Financing and Security Agreement dated as of April 26, 1995 between CompuCom Systems, Inc. and NationsBank of Texas, N.A. (excluding schedules and exhibits) (15) (Exhibit 10.2)

10.21 Fourth Amendment to Financing and Security Agreement dated as of October 1, 1995 between CompuCom Systems, Inc. and NationsBank of Texas, N.A.*

10.22 $175,000,000 Master Revolving Note from CompuCom Systems, Inc. to NationsBank of Texas, N.A. dated as of April 26, 1995 (15) (Exhibit 10.3)

10.23     [intentionally omitted]

10.24** Letter agreement between Safeguard Scientifics, Inc. and Jean C. Tempel dated November 5, 1993 (11) (Exhibit 10.20)

10.25**   Letter agreements among Continental Capital Partners,
          Charterhouse North America Securities, Inc., Valley Forge Capital Group Ltd., MIG Securities, Inc. and Safeguard Scientifics, Inc. dated September 6, 1991 (11) (Exhibit 10.21)

10.26** Memo of Understanding between Valley Forge Capital Group, Ltd. and Safeguard Scientifics, Inc. dated as of October 15, 1992 (11) (Exhibit 10.22)

10.27** Letter agreement dated August 13, 1991 between Valley Forge Capital Group, Ltd. and CenterCore, Inc. (11) (Exhibit 10.23)

10.28 Stock Purchase Agreement between CompuCom Systems, Inc. and Rosetta Stone Corporation dated January 5, 1994, regarding sale of common stock of PC Parts Express, Inc. (exhibits omitted) with attached $3,500,000 Promissory Note, Pledge and Security Agreement, and PC Parts Express, Inc. Common Stock Purchase Warrant (11) (Exhibit 10.24)

10.29 Asset Purchase Agreement among Rosetta Stone Corporation, Teknowlogy Corp. and CompuCom Acquisition Corporation, d/a/a Micro Solutions, dated January 5, 1994, regarding sale of MicroSolutions' Network Training Group division (exhibits omitted), with attached $1,000,000 Installment Promissory Note and Pledge and Security Agreement (11) (Exhibit 10.25)

10.30** Resignation Agreement, effective January 1, 1994, between Avery More and CompuCom Systems, Inc. (11) (Exhibit 10.26)

10.31** Promissory Note dated August 31, 1994 from Edward Anderson to CompuCom Systems, Inc. (14) (Exhibit 10.26)

10.32** Pledge Agreement dated August 31, 1994 between Edward Anderson and CompuCom Systems, Inc. (14) (Exhibit 10.27)

10.33** Promissory Note dated January 5, 1995 from James Dixon to CompuCom Systems, Inc. (14) (Exhibit 10.28)

10.34     Trust Indenture Agreement dated February 1, 1996*

10.35 Purchase Agreement dated February 1, 1996 between Safeguard Scientifics, Inc. and JP Morgan Securities, Inc.*

10.36 Stock Purchase Agreement, Secured Term Note, and Pledge Agreement dated July 15, 1995 by and between CompuCom Systems, Inc. and James Dixon*

11        Computation of Per Share Earnings*

13 Pages 25 to 43 of Annual Report to Shareholders for year ended December 31, 1995*

21        List of Subsidiaries*

23        Consent of KPMG Peat Marwick LLP, independent auditors*

27        Financial Data Schedule*
________________________________

*    Filed herewith.

** These exhibits relate to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.

(1) Filed on March 30, 1981 as an exhibit to the Annual Report on Form 10-K (No. 1-5620) and incorporated herein by reference.
(2) Filed on March 30, 1987 as an exhibit to Annual Report on Form 10-K (No. 1-5620) and incorporated herein by reference.
(3) Filed on April 8, 1988 as an exhibit to Form 8-K (No. 1-5620) and incorporated herein by reference.
(4) Filed on March 29, 1991 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.
(5) Filed on December 13, 1991 as an exhibit to Form 8-K (No. 1-5620) and incorporated herein by reference.
(6) Filed on March 30, 1992 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.
(7) Filed on March 31, 1993 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.
(8) Filed on April 9, 1993 as an exhibit to Form 8 Amendment to Form 10-K (No. 1-5620) and incorporated herein by reference.
(9) Filed on October 22, 1993 as an exhibit to Form 8-K (No. 1-5620) and incorporated herein by reference.
(10) Filed on November 15, 1993 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.
(11) Filed on March 30, 1994 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.
(12) Filed on August 15, 1994 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.
(13) Filed on October 17, 1994 as an exhibit to Form 8-K (No. 1-5620) and incorporated herein by reference.
(14) Filed on March 30, 1995 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.
(15) Filed on August 14, 1995 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.
(16) Filed on November 14, 1995 as an exhibit to Form 10-Q (No. 1-5620) and incorporated by reference herein.