Form 10-Q
period 1996-03-31
SAFEGUARD SCIENTIFICS INC ET AL
filed 1996-05-15
CIK 86115

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended   MARCH 31, 1996          Commission File Number   1-5620
                    --------------                                   ------


                           SAFEGUARD SCIENTIFICS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Pennsylvania                                                23-1609753
- --------------------------------------------------------------------------------
(state or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


800 THE SAFEGUARD BUILDING,   435 DEVON PARK DRIVE       WAYNE, PA      19087
- --------------------------------------------------------------------------------
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

               Yes    X            No
                   --------           --------


Number of shares outstanding as of      MAY 9, 1996

Common Stock                            14,837,521

                           SAFEGUARD SCIENTIFICS, INC.
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX

                         PART I - FINANCIAL INFORMATION                     PAGE


Item 1 - Financial Statements:

     Consolidated Balance Sheets -
     March 31, 1996 (unaudited) and December 31, 1995. . . . . . . . . . . . .3

     Consolidated Statements of Operations (unaudited)-
     Three Months Ended March 31, 1996 and 1995. . . . . . . . . . . . . . . .5

     Consolidated Statements of Cash Flows (unaudited)-
     Three Months Ended March 31, 1996 and 1995. . . . . . . . . . . . . . . .6

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . .7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . . . . .8


                          PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders . . . . . . . . .12

Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .12

Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . .13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

                           SAFEGUARD SCIENTIFICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (000 omitted)


                                                                       March 31               December 31
ASSETS                                                                    1996                    1995
                                                                     -----------              -----------
                                                                     (UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents                                            $    48,730                $   7,267
Receivables less allowances ($2,639-1996; $2,644-1995)                   286,818                  285,684
Inventories                                                              232,408                  197,948
Other current assets                                                       5,894                    7,376
                                                                     -----------                ---------
  Total current assets                                                   573,850                  498,275

PROPERTY, PLANT AND EQUIPMENT                                             72,259                   80,235
  Less accumulated depreciation and amortization                         (32,106)                 (36,960)
                                                                     -----------                ---------
                                                                          40,153                   43,275

COMMERCIAL REAL ESTATE                                                    25,893                   25,810
  Less accumulated depreciation                                           (8,257)                  (8,023)
                                                                     -----------                ---------
                                                                          17,636                   17,787

OTHER ASSETS
Investments                                                              115,723                  132,860
Notes and other receivables                                                9,765                    5,882
Excess of cost over net assets of businesses acquired                     27,384                   28,830
Other                                                                     19,663                   15,965
                                                                     -----------                ---------
                                                                         172,535                  183,537
                                                                     -----------                ---------

                                                                     $   804,174                $ 742,874
                                                                     -----------                ---------
                                                                     -----------                ---------

                           SAFEGUARD SCIENTIFICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           (000 omitted except shares)


                                                    March 31         December 31
LIABILITIES AND SHAREHOLDERS' EQUITY                  1996                1995
                                                    --------         -----------
                                                  (UNAUDITED)
CURRENT LIABILITIES
Current commercial real estate debt                $   3,103           $   3,103
Current debt obligations                               6,983               9,382
Accounts payable                                     214,788             192,919
Accrued expenses                                      57,120              66,212
                                                   ---------           ---------
  Total current liabilities                          281,994             271,616

LONG TERM DEBT                                       152,615             204,431
COMMERCIAL REAL ESTATE DEBT                           17,327              17,380

DEFERRED TAXES                                        21,215              28,449
OTHER LIABILITIES                                        856               1,057

MINORITY INTEREST                                     69,529              65,632

CONVERTIBLE SUBORDINATED NOTES                       115,000

SHAREHOLDERS' EQUITY
Common stock, par value $.10 a share
  Authorized  20,000,000 shares
  Issued      16,399,671 shares                        1,640               1,640
Additional paid-in capital                            22,350              22,349
Retained earnings                                    114,023             110,043
Treasury stock, at cost
  1,594,227 shares-1996                               (9,761)
  1,717,414 shares-1995                                                  (10,471)
Net unrealized appreciation on investments            17,386              30,748
                                                   ---------           ---------
                                                     145,638             154,309
                                                   ---------           ---------

                                                   $ 804,174           $ 742,874
                                                   ---------           ---------
                                                   ---------           ---------

                           SAFEGUARD SCIENTIFICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000 omitted except per share data)

                                                     Three Months Ended
                                                          March 31
                                             -----------------------------------

                                                 1996                1995
                                             ----------           ---------
                                                       (UNAUDITED)
REVENUES
 Net Sales
  Product                                      $390,087            $314,511
  Services                                       40,010              28,648
                                             ----------           ---------
 Total net sales                                430,097             343,159

 Gains on sales of securities, net                5,680               2,008
 Other income                                     1,888               2,932
                                             ----------           ---------
   Total revenues                               437,665             348,099

COSTS AND EXPENSES
 Cost of sales- product                         346,292             277,660
 Cost of sales- services                         25,477              19,192
 Selling                                         27,954              21,009
 General and administrative                      17,665              13,980
 Depreciation and amortization                    4,616               4,037
 Interest                                         5,355               5,008
 Income from equity investments                    (887)               (870)
                                             ----------           ---------
   Total costs and expenses                     426,472             340,016
                                             ----------           ---------

EARNINGS BEFORE MINORITY INTEREST AND TAXES      11,193               8,083
  Minority interest                              (4,559)             (2,191)
                                             ----------           ---------
EARNINGS BEFORE TAXES ON INCOME                   6,634               5,892

  Provision for taxes on income                   2,654               2,356
                                             ----------           ---------
NET EARNINGS                                   $  3,980            $  3,536
                                             ----------           ---------
                                             ----------           ---------

EARNINGS PER SHARE
  Primary                                      $    .25            $    .23
  Fully diluted                                $    .25            $    .21

AVERAGE COMMON SHARES OUTSTANDING
  Primary                                        15,528              15,040
  Fully diluted                                  15,586              15,097


                           SAFEGUARD SCIENTIFICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000 omitted)


                                                                                   Three Months Ended
                                                                                        March 31
                                                                           -------------------------------
                                                                              1996                 1995
                                                                           ----------           ---------
                                                                                     (UNAUDITED)
OPERATING ACTIVITIES

Net earnings                                                                $   3,980           $   3,536
Adjustments to reconcile net earnings to cash from operating activities
   Depreciation and amortization                                                4,616               4,037
   Deferred income taxes                                                          (71)             (1,243)
   Income from equity investments                                                (887)               (870)
   Gains on sales of securities, net                                           (5,680)             (2,008)
   Minority interest, net                                                       2,669               1,315
                                                                           ----------           ---------
                                                                                4,627               4,767

Cash provided (used) by changes in working capital items
   Receivables                                                                  1,872              20,992
   Inventories                                                                (34,567)             10,846
   Accrued liabilities and other                                               17,305             (36,339)
                                                                           ----------           ---------
                                                                              (15,390)             (4,501)
                                                                           ----------           ---------
Cash provided (used) by operating activities                                  (10,763)                266

Proceeds from sales of securities, net                                          6,848               1,806
                                                                           ----------           ---------
Cash provided (used) by operating activities and sales of
    securities, net                                                            (3,915)              2,072

OTHER INVESTING ACTIVITIES
Investments and notes acquired, net                                            (6,230)             (3,909)
Capital expenditures                                                           (2,135)             (3,169)
Business acquisitions, net of cash acquired                                    (5,372)             (1,185)
Other, net                                                                     (2,492)             (2,761)
                                                                           ----------           ---------
Cash (used) by other investing activities                                     (16,229)            (11,024)

FINANCING ACTIVITIES
Issuance of subordinated notes, net                                           112,413
Net borrowings (repayments) on revolving credit facilities                    (45,271)              7,646
Net repayments on term debt                                                    (7,182)             (1,355)
Issuance of Company and subsidiary stock                                        1,647               1,153
                                                                           ----------           ---------
Cash provided by financing activities                                          61,607               7,444
                                                                           ----------           ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               41,463              (1,508)
Cash and Cash Equivalents - beginning of year                                   7,267               7,860
                                                                           ----------           ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $   48,730           $   6,352
                                                                           ----------           ---------
                                                                           ----------           ---------

                           SAFEGUARD SCIENTIFICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

1. The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Summary of Accounting Policies and Notes to Consolidated Financial Statements included in the 1995 Form 10-K should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring adjustments) which the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

2. In February 1996, the Company issued $115 million of 6% Convertible Subordinated Notes due February 1, 2006. The Notes are convertible into the Company's Common Stock at $57.97 per share. The Company used approximately $67 million of the net proceeds from the Notes to repay all of the Company's outstanding indebtedness under its revolving credit facility at that date.

3. During April 1996, CompuCom executed amendments to its August 1993 Financing and Security Agreement ("Credit Facility") eliminating the $60 million fixed rate portion and increasing the amount of borrowings CompuCom may allocate to LIBOR tranches up to $165 million. The amount of the Credit Facility remained at $175 million, with the interest rate on the remaining $10 million at prime. The amendment also extended the maturity date of the Credit Facility to April 1, 1998. In addition, during April 1996, CompuCom entered into an agreement for a $75 million receivable securitization whereby a portion of trade receivables are pledged to a third party as collateral, increasing its financing capacity to $250 million. The interest rate applicable to the receivable securitization is based upon the commercial paper rate plus .55%. The receivable securitization agreement matures on April 1, 1998, subject to certain conditions.

4. All share and per share data have been retroactively adjusted to reflect the three-for-two split of the Company's common shares effective August 31, 1995.

5. Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation, the most significant of which is the reclassification of direct expenses related to services revenue from operating expenses to cost of sales. These reclassifications had no effect on previously reported net earnings or shareholders' equity.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's business strategy is the development of advanced technology-oriented, entrepreneurially-driven partnership companies to achieve maximum returns for its shareholders. The Company provides to its partnership companies and associated venture funds active strategic management, operating guidance, acquisition and disposition assistance, board and management recruitment and innovative financing. The Company offers its shareholders, through the rights offering process, the opportunity to acquire direct ownership in selected partnership companies which are ready for public ownership.

     If the Company significantly increases or reduces its investment in any of the partnership companies, the Company's consolidated net sales and earnings may fluctuate primarily due to the applicable accounting methods used for recognizing its participation in the operating results of those companies.

     The net sales and related costs and expenses of a partnership company are included in the Company's consolidated operating results if the Company owns more than 50% of the voting securities of the partnership company. Participation of shareholders other than the Company in the earnings or losses of the partnership company is reflected in the caption "Minority interest" in the Consolidated Statement of Operations which adjusts consolidated earnings to reflect only the Company's share of the earnings or losses of the partnership company.

     If the Company reduces its ownership of voting securities in a partnership company below 50%, the equity method of accounting is used. Under this method, the partnership company's net sales and related costs and expenses are not included in the Company's consolidated operating results; however, the Company's share of the earnings or losses of the partnership company are reflected under the caption "Income (loss) from equity investments" in the Consolidated Statement of Operations. Under either consolidation accounting or the equity method of accounting, only the Company's share of the earnings or losses of the partnership company is included in the Statement of Operations.

OPERATIONS OVERVIEW

     Net sales for the first quarter of 1996 were $430.1 million compared to $343.2 million for the comparable period in 1995. Net earnings were $3.98 million, or $.25 a share in 1996, compared to $3.54 million, or $.23 a share, for the same period in 1995. CompuCom represented 96% and 94% of the Company's total net sales for the first quarter of 1996 and 1995, respectively. As a result of the relative significance of CompuCom in the consolidated results, fluctuations in other business units have tended to have a minimal impact.

     The 25% net sales increase primarily reflects the 28% increase at CompuCom. CompuCom's product and services revenue increased 25% and 67%, respectively.
The increased
product revenue reflects higher demand by corporate customers for personal computers, particularly related to the current Pentium upgrade cycle and increased demand for laptops. Also favorably impacting CompuCom's product revenue was corporate customers continuing to consolidate the number of suppliers. The increase in services revenue reflects CompuCom's continued focus on expanding its network and technology services at competitive prices as well as the impact of various small service acquisitions which occurred after the first quarter of 1995. Strong product demand has continued into the second quarter of 1996 at CompuCom. However, CompuCom expects this will be partially offset by services revenue growing at a slower pace in the second quarter of 1996 when compared to the first quarter of 1996.

     Net earnings at CompuCom improved 50% in 1996 primarily as a result of the growth in sales. However, the Company's share of CompuCom's earnings, after allocation to minority interest, increased only 21% in 1996 due to the decrease in the Company's ownership of CompuCom from 63% in the first quarter of 1995 to 50% in the first quarter of 1996. The Company continues to hold up to a 60% voting interest in CompuCom as a result of voting rights associated with the Company's ownership of CompuCom's Series B cumulative convertible preferred stock.

     The Company's increased net earnings in the first quarter of 1996 over the comparable period of 1995 resulted from CompuCom's increase in net earnings and higher securities gains. These increases were partially offset by lower sales and earnings in the Company's Information Solutions segment primarily due to the continuing effect of deferral of customer buying decisions associated with the development by Premier of new UNIX and Windows based versions of its software and from merger activity at large financial institutions, Premier's primary market. Premier expects to complete the Windows and UNIX based versions of its software in mid and late 1996, respectively. In addition, corporate expenses increased to support the additional investments in and growing activities of the partnership companies.

     With respect to Safeguard's principal equity investments, Cambridge Technology Partners and Coherent Communications each reported strong results in the first quarter and USDATA Corporation announced a major new product release.

     Cambridge's earnings increased 74% on a 46% revenue increase, as it continues to see increased demand for its services in North America and Europe resulting from an expanding market for client/server systems performed on a fixed time/fixed price basis. Growth of Cambridge's European operations was particularly impressive, representing 24% of total revenues in the first quarter of 1996 compared to 17% for the same period in 1995. Safeguard owns approximately 21% of Cambridge's common stock at March 31, 1996.

     Coherent Communications reported increased earnings of 29% on a 14% sales increase for the first quarter of 1996. Sales increases of echo cancellers were particularly strong in Europe, North America and Latin America. Revenue increases were attributable to large shipments to Alcatel, Nokia, Kapsch Aktiengesellschaft and TRT in Europe; and Ameritech Cellular and Motorola in North America. Safeguard owns approximately 37% of Coherent's common stock at March 31, 1996.

     In late 1994, USDATA determined that in order to increase awareness of its products, accelerate growth, obtain a larger share of a rapidly growing market and position itself for future revenue growth, it should substantially increase expenditures for sales, marketing and product development. USDATA increased spending in these areas throughout 1995 and into the first quarter of 1996. In March 1996, USDATA launched its most powerful real-time system, the FactoryLink Enterprise Control System (ECS). FactoryLink ECS represents a significant upgrade of FactoryLink that adds important additional features, power and "ease of use" to USDATA's products. Safeguard owns approximately 21% of USDATA's common stock at March 31, 1996.

     The Company's overall gross margin was 13.6% and 13.5% in the first quarter of 1996 and 1995, respectively. CompuCom's product gross margin for the first quarter of 1996 was 10.1% compared to 10.5% for the same period in 1995. The lower margin at CompuCom is principally due to increased competitive pricing pressures. Future product margins at CompuCom will be influenced by manufacturers' pricing strategies together with competitive pressures from other resellers in the industry. CompuCom's services gross margin for the first quarter increased to 37.2% in 1996 from 28.3% in 1995, primarily as a result of the higher margins of the various small service acquisitions previously mentioned and an increase in higher-end, higher margin services performed for customers. Future improved profitability at CompuCom will depend on its ability to retain and hire quality service personnel, increased focus on providing technical service and support to customers, competition, manufacturer product pricing changes, product availability, effective utilization of vendor programs, and control of operating expenses. CompuCom participates in certain manufacturer-sponsored programs designed to increase sales of specific products. These programs, excluding volume rebates, are not material when compared to CompuCom's overall financial results.

     Selling expense as a percentage of net sales increased to 6.5% in 1996 from 6.1% in 1995 largely as a result of costs incurred by CompuCom to expand the services business. General and administrative expense was 4.1% of net sales in 1996 and 1995. CompuCom's general and administrative expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by CompuCom.

     Interest expense increased in the first quarter of l996 compared to the same period in 1995 primarily as a result of the issuance of the Company's convertible subordinated notes and higher working capital required to support the revenue growth at CompuCom. These increases were partially offset by the repayment of all of the outstanding indebtedness under the Company's revolving credit facility, the lower interest rate on the Company's convertible subordinated notes compared to the bank credit facility, and the redemption in October 1995 of $18.5 million of convertible subordinated notes by CompuCom.

LIQUIDITY AND CAPITAL RESOURCES

     In February 1996, the Company issued $115 million of 6% Convertible Subordinated Notes (the "Notes") due February 1, 2006. The Notes are convertible into the Company's Common Stock at $57.97 per share. The Company used approximately $67 million of the net proceeds to repay all of the outstanding indebtedness under its $100 million revolving credit facility, which continues to be maintained and against which there were no outstanding borrowings at March 31, 1996. The credit facility, which matures in January 1998, unless renegotiated, is secured by the equity securities the Company holds of its publicly traded partnership companies, including CompuCom. The value of these securities significantly exceeds the total availability under the bank credit facility.

     As of March 31, 1996 the Company held approximately $43 million of temporary cash investments in institutional money market accounts. Existing cash resources, availability under the Company's $100 million revolving credit facility, proceeds from the sales from time to time of selected minority-owned publicly traded securities and other internal sources of cash flow should be sufficient to fund the Company's cash requirements through 1996, including investments in new or existing partnership companies and general corporate requirements.

     CompuCom and Premier maintain separate, independent bank credit facilities, which are nonrecourse to the Company and are secured by substantially all of the assets of the applicable borrower. CompuCom's $175 million credit facility prohibits the payment of common stock dividends by CompuCom while its credit line remains outstanding. At March 31, 1996, approximately $136 million was outstanding under this facility. Premier has $3.7 million outstanding on its master demand note at March 31, 1996. The note is payable on demand within five days of notice, and bears interest at the prime rate plus 0.5%.

     During recent years, CompuCom has utilized operating earnings, the bank credit facility, equity financing and long-term subordinated notes to fund its significant revenue growth and related operating asset requirements. During April 1996, the Company executed amendments to the August 1993 Financing and Security Agreement ("Credit Facility") eliminating the $60 million fixed rate portion and increasing the amount of borrowings the Company may allocate to LIBOR tranches up to $165 million. The amount of the Credit Facility remained at $175 million, with the interest rate on the remaining $10 million at prime. The amendments also extended the maturity date of the Credit Facility to April 1, 1998. In addition, during April 1996, CompuCom entered into an agreement for a $75 million receivable securitization whereby a portion of trade receivables are pledged to a third party as collateral, increasing its financing capacity to $250 million. The interest rate on amounts borrowed under the receivable securitization will be based on the commercial paper rate plus .55%. The receivable securitization agreement matures on April 1, 1998, subject to certain conditions.

     Working capital increased in 1996 as a result of the issuance of the Company's convertible subordinated notes, net of repayment of all borrowings under the Company's revolving credit facility, and higher levels of inventory allocated to specific customers at CompuCom, partially offset by an increase in accounts payable. The Company's operations are not capital intensive. Capital additions are generally funded through internally generated funds or other financing sources. There were no material asset purchase commitments at March 31, 1996.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on May 9, 1996. At the meeting, the shareholders voted in favor of electing as directors the twelve nominees named in the Proxy Statement dated April 2, 1996 and authorized the amendment of the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 100,000,000. The number of votes cast were as follows:


I.   ELECTION OF DIRECTORS

                                           FOR                       WITHHELD
                                        ----------                   --------
Warren V. Musser                        11,986,333                   26,759
Vincent G. Bell, Jr.                    11,979,133                   26,759
Donald R. Caldwell                      11,979,133                   26,759
Robert A. Fox                           11,979,133                   26,759
Delbert W. Johnson                      11,979,133                   26,759
Robert E. Keith, Jr.                    11,978,083                   27,809
Peter Likins, Ph.D.                     11,979,133                   26,759
Jack L. Messman                         11,979,133                   26,759
Russell E. Palmer                       11,978,083                   27,809
John W. Poduska, Sr., Ph.D.             11,979,133                   26,759
Heinz Schimmelbusch, Ph.D.              11,978,933                   26,959
Hubert J.P. Schoemaker, Ph.D.           11,979,133                   26,759


II.  AMENDMENT OF COMPANY'S ARTICLES OF INCORPORATION


                   FOR               AGAINST             ABSTAIN
                   ---               -------             -------
               10,132,050           1,837,107            37,335


Item 5.     OTHER INFORMATION

     A rights offering to Safeguard shareholders of approximately 2,625,000 shares of Integrated Systems Consulting Group (ISCG) common stock was commenced in April 1996. The ISCG rights offering was effective April 17, 1996 and Safeguard shares began trading ex-rights April 19, 1996. Safeguard shareholders received one transferable right to purchase one share of ISCG common stock at $5.00 per share for each six shares of Safeguard common stock owned. The rights will be exercisable until 5:00 p.m., New York City time, on May 22, 1996. After completion of the rights offering, Safeguard will beneficially own approximately 11% of ISCG's common stock.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Number        Description

      10.1          Fourth Amendment A to Financing and Security Agreement,
                    dated as of March 22, 1996, between NationsBank of Texas,
                    N.A. and CompuCom Systems, Inc.
      10.2          Fifth Amendment to Financing and Security Agreement, dated as of April 1, 1996, between NationsBank of Texas, N.A. and
                    CompuCom Systems, Inc. (exhibits omitted)
      10.3          Pledge and Security Agreement, dated as of April 1, 1996,
                    between NationsBank of Texas, N.A. and CompuCom Systems,
                    Inc.
      10.4          Intercreditor Agreement, dated as of April 1, 1996, among
                    NationsBank of Texas, N.A., CompuCom Systems, Inc., and IBM
                    Credit Corporation.
      10.5          Master Security and Administration Agreement, dated as of
                    April 1, 1996, among CompuCom Systems, Inc., NationsBank of
                    Texas, N.A., CSI Funding, Inc. and Enterprise Funding
                    Corporation. (exhibits omitted)
      10.6          Receivables Purchase Agreement, dated as of April 1, 1996, between CompuCom Systems, Inc. and CSI Funding, Inc.
                    (exhibits omitted)
      10.7          Transfer and Administration Agreement, dated as of April 1,
                    1996, among CSI Funding, Inc., CompuCom Systems, Inc.,
                    Enterprise Funding Corporation and NationsBank, N.A.
                    (exhibits omitted)
      11            Computation of Per Share Earnings
      27            Financial Data Schedule (electronic filing only)

     (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SAFEGUARD SCIENTIFICS, INC.
                                                 (Registrant)


Date:  May 15, 1996                        /s/ Warren V. Musser
                                           -------------------------------------
                                           Warren V. Musser, Chairman
                                           and Chief Executive Officer


Date:  May 15, 1996                        /s/ Gerald M. Wilk
                                           -------------------------------------
                                           Gerald M. Wilk
                                           Senior Vice President
                                           (Principal Financial and
                                              Principal Accounting Officer)