Form 10-Q
period 1996-06-30
SAFEGUARD SCIENTIFICS INC ET AL
filed 1996-08-14
CIK 86115

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


For Quarter Ended  JUNE 30, 1996       Commission File Number   1-5620
                   -------------                                ------


                             SAFEGUARD SCIENTIFICS, INC.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


    PENNSYLVANIA                                      23-1609753
- --------------------------------------------------------------------------------
(state or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)


800 THE SAFEGUARD BUILDING,       435 DEVON PARK DRIVE     WAYNE, PA    19087
- --------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code         (610) 293-0600
                                                            ---------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              Yes  X              No
                   ---                ---

Number of shares outstanding as of          AUGUST 9, 1996

Common Stock                 29,949,982

                             SAFEGUARD SCIENTIFICS, INC.
                              QUARTERLY REPORT FORM 10-Q

                                        INDEX

                            PART I - FINANCIAL INFORMATION           PAGE
                            ------------------------------           ----


Item 1 - Financial Statements:

    Consolidated Balance Sheets -
    June 30, 1996 (unaudited) and December 31, 1995 . . . . . . . . .  3

    Consolidated Statements of Operations (unaudited)-
    Three and Six Months Ended June 30, 1996 and 1995 . . . . . . . .  5


    Consolidated Statements of Cash Flows (unaudited)-
    Six Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . .  7

    Notes to Consolidated Financial Statements. . . . . . . . . . . .  8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations. . . . . . . .  9


                             PART II - OTHER INFORMATION
                             ---------------------------

Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . 15

Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                             SAFEGUARD SCIENTIFICS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (000 omitted)




                                                         June 30     December 31
ASSETS                                                    1996          1995
                                                       ----------    -----------
                                                       (UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents                             $   38,354    $     7,267
Receivables less allowances ($2,923-1996; $2,644-1995)   349,910        285,684
Inventories                                              213,011        197,948
Other current assets                                       5,897          7,376
                                                       ----------    -----------
     Total current assets                                607,172        498,275

PROPERTY, PLANT AND EQUIPMENT                             78,450         80,235
     Less accumulated depreciation and amortization      (34,564)       (36,960)
                                                       ----------    -----------
                                                          43,886         43,275

COMMERCIAL REAL ESTATE                                    26,591         25,810
     Less accumulated depreciation                        (8,500)        (8,023)
                                                       ----------    -----------
                                                          18,091         17,787


OTHER ASSETS
Investments                                              140,101        132,860
Notes and other receivables                               10,086          5,882
Excess of cost over net assets of businesses acquired     26,717         28,830
Other                                                     21,296         15,965
                                                       ----------    -----------
                                                         198,200        183,537
                                                       ----------    -----------

                                                       $ 867,349      $ 742,874
                                                       ----------    -----------
                                                       ----------    -----------


                             SAFEGUARD SCIENTIFICS, INC.
                             CONSOLIDATED BALANCE SHEETS
                             (000 omitted except shares)


                                                   June 30      December 31
LIABILITIES AND SHAREHOLDERS' EQUITY                1996           1995
                                                ------------    -----------
                                                (UNAUDITED)
CURRENT LIABILITIES
Current commercial real estate debt            $        334    $     3,103
Current debt obligations                              6,162          9,382
Accounts payable                                    206,857        192,919
Accrued expenses                                     66,821         66,212
                                                ------------    -----------
    Total current liabilities                       280,174        271,616

LONG TERM DEBT                                      185,069        204,431
COMMERCIAL REAL ESTATE DEBT                          20,042         17,380

DEFERRED TAXES                                       24,765         28,449

MINORITY INTEREST AND OTHER                          77,336         66,689

CONVERTIBLE SUBORDINATED NOTES                      115,000

SHAREHOLDERS' EQUITY
Common stock, par value $.10 a share
    Authorized 100,000,000 shares
    Issued      32,799,342 shares                     3,280          3,280
Additional paid-in capital                           20,584         20,709
Retained earnings                                   119,431        110,043
Treasury stock, at cost
    2,849,360 shares-1996; 3,434,828 shares-1995     (9,104)       (10,471)
Net unrealized appreciation on investments           30,772         30,748
                                                ------------    -----------
                                                    164,963        154,309
                                                ------------    -----------
                                                  $ 867,349      $ 742,874
                                                ------------    -----------
                                                ------------    -----------

                             SAFEGUARD SCIENTIFICS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         (000 omitted except per share data)

                                                      Three Months Ended
                                                            June 30
                                              ---------------------------------
                                                    1996             1995
                                              ---------------  ----------------
                                                          (UNAUDITED)
REVENUES
  Net Sales
     Product                                       $479,464       $336,891
     Services                                        47,978         33,681

                                                ------------    -----------
  Total net sales                                   527,442        370,572

  Gains on sales of securities, net                   6,279          4,591
  Other income                                        1,950          2,117
                                                ------------    -----------

      Total revenues                                535,671        377,280

COSTS AND EXPENSES
  Cost of sales- product                            425,712        297,761
  Cost of sales- services                            32,980         22,003
  Selling                                            31,347         22,479
  General and administrative                         21,195         15,712
  Depreciation and amortization                       4,868          4,136
  Interest                                            5,803          5,106
  Income from equity investments                     (1,079)          (696)
                                                ------------    -----------
      Total costs and expenses                      520,826        366,501
                                                ------------    -----------

EARNINGS BEFORE MINORITY INTEREST AND TAXES          14,845         10,779
    Minority interest                                (5,832)        (2,836)
                                                ------------    -----------

EARNINGS BEFORE TAXES ON INCOME                       9,013          7,943

    Provision for taxes on income                     3,605          3,177
                                                ------------    -----------
NET EARNINGS                                     $    5,408     $    4,766
                                                ------------    -----------
                                                ------------    -----------

EARNINGS PER SHARE
  Primary                                             $ .16          $ .15
  Fully diluted                                       $ .16          $ .14

AVERAGE COMMON SHARES OUTSTANDING
  Primary                                            31,333         30,579
  Fully diluted                                      31,349         30,717

                             SAFEGUARD SCIENTIFICS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         (000 omitted except per share data)

                                                       Six Months Ended
                                                           June 30
                                              ---------------------------------
                                                     1996            1995
                                              ---------------  ----------------
                                                         (UNAUDITED)
REVENUES
  Net Sales
    Product                                        $867,137       $651,402
    Services                                         90,402         62,329
                                                ------------    -----------
  Total net sales                                   957,539        713,731

  Gains on sales of securities, net                  11,959          6,599
  Other income                                        3,838          5,049
                                                ------------    -----------

    Total revenues                                  973,336        725,379

COSTS AND EXPENSES
  Cost of sales- product                            770,435        575,421
  Cost of sales- services                            60,026         41,195
  Selling                                            59,301         43,488
  General and administrative                         38,860         29,692
  Depreciation and amortization                       9,484          8,173
  Interest                                           11,158         10,114
  Income from equity investments                     (1,966)        (1,566)
                                                ------------    -----------
    Total costs and expenses                        947,298        706,517
                                                ------------    -----------

EARNINGS BEFORE MINORITY INTEREST AND TAXES          26,038         18,862
    Minority interest                               (10,391)        (5,027)
                                                ------------    -----------

EARNINGS BEFORE TAXES ON INCOME                      15,647         13,835

    Provision for taxes on income                     6,259          5,533
                                                ------------    -----------
NET EARNINGS                                     $    9,388     $    8,302
                                                ------------    -----------
                                                ------------    -----------

EARNINGS PER SHARE
  Primary                                             $ .28          $ .26
  Fully diluted                                       $ .28          $ .24

AVERAGE COMMON SHARES OUTSTANDING
  Primary                                            31,195         30,372
  Fully diluted                                      31,261         30,633

                           SAFEGUARD SCIENTIFICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000 omitted)

                                                         Six Months Ended
                                                              June 30
                                                   ----------------------------
                                                       1996            1995
                                                   ------------    ------------
                                                            (UNAUDITED)
OPERATING ACTIVITIES
Net earnings                                         $   9,388        $  8,302
Adjustments to reconcile net earnings to cash
  from operating activities
  Depreciation and amortization                          9,484           8,173
  Deferred income taxes                                 (1,716)           (698)
  Income from equity investments                        (1,966)         (1,566)
  Gains on sales of securities, net                    (11,959)         (6,599)
  Minority interest, net                                 6,234           3,016
                                                  ------------    ------------
                                                         9,465          10,628

Cash provided (used) by changes in working
 capital items
  Receivables                                          (63,879)         17,302
  Inventories                                          (15,170)          5,313
  Accrued liabilities and other                         14,646         (27,120)
                                                  ------------    ------------
                                                       (64,403)         (4,505)
                                                  ------------    ------------
Cash provided (used) by operating activities           (54,938)          6,123

Proceeds from sales of securities, net                  35,285          13,044
                                                  ------------    ------------
Cash provided (used) by operating activities
  and sales of securities, net                         (19,653)         19,167

OTHER INVESTING ACTIVITIES
Investments and notes acquired, net                    (24,769)         (3,841)
Capital expenditures                                    (9,022)         (5,860)
Business acquisitions, net of cash acquired             (5,655)         (1,754)
Other, net                                              (4,336)         (4,765)
                                                  ------------    ------------
Cash (used) by other investing activities              (43,782)        (16,220)

FINANCING ACTIVITIES
Issuance of subordinated notes, net                    112,109
Net repayments on revolving credit facilities          (11,763)           (820)
Net repayments on term debt                             (8,111)           (804)
Issuance of Company and subsidiary stock                 2,287           2,398
                                                  ------------    ------------
Cash provided by financing activities                   94,522             774
                                                  ------------    ------------
INCREASE IN CASH AND CASH EQUIVALENTS                   31,087           3,721
Cash and Cash Equivalents - beginning of year            7,267           7,860
                                                  ------------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD            $  38,354        $ 11,581
                                                  ------------    ------------
                                                  ------------    ------------

                           SAFEGUARD SCIENTIFICS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

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

2. In February 1996, the Company issued $115 million of 6% Convertible Subordinated Notes due February 1, 2006. The Notes are convertible into the Company's Common Stock at $28.985 per share. The Company used approximately $67 million of the net proceeds from the Notes to repay all of the Company's outstanding indebtedness under its revolving credit facility at that date.

3. During April 1996, CompuCom executed amendments to its August 1993 Financing and Security Agreement ("Credit Facility") eliminating the
    $60 million fixed rate portion and increasing the amount of borrowings CompuCom may allocate to LIBOR tranches up to $165 million. The amount of the Credit Facility remained at $175 million, with the interest rate on the remaining $10 million at prime. The amendment also extended the maturity date of the Credit Facility to April 1, 1998. In addition, during April 1996, CompuCom entered into an agreement for a $75 million receivable securitization whereby a portion of trade receivables are pledged to a third party as collateral, increasing its financing capability to $250 million. The interest rate applicable to the receivable securitization is based upon the commercial paper rate (which at June 30, 1996 was 5.4%) plus .55%. The receivable securitization agreement matures on April 1, 1998, subject to certain conditions.

4. All share and per share data and related data have been retroactively adjusted to reflect the two-for-one and three-for-two splits of the Company's common shares effective July 17, 1996 and August 31, 1995, respectively.

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

     Investments in companies owned 50% or less, in which significant influence is exercised, are accounted for on the equity method of accounting. Under this method, the partnership company's net sales and related costs and expenses are not included in the Company's consolidated operating results; however, the Company's share of the earnings or losses of the partnership company are reflected under the caption "Income (loss) from equity investments" in the Consolidated Statement of Operations. Under either consolidation accounting or the equity method of accounting, only the Company's share of the earnings or losses of the partnership company is included in the Consolidated Statement of Operations.

OPERATIONS OVERVIEW

     Net sales for the quarter and six months ended June 30, 1996 increased to $527.4 million and $957.5 million from $370.6 million and $713.7 million for the same periods in 1995, respectively. Net earnings for the quarter ended June 30, 1996 were $5.4 million, or $.16 a share, compared to $4.8 million, or $.15 a share, for the same period in 1995. Net earnings for the six months ended June 30, 1996 were $9.4 million, or $.28 a share, compared to $8.3 million, or $.26 a share, for the comparable period in 1995. CompuCom represented 96% and 94% of the Company's total net sales for the first six months of 1996 and 1995, respectively. As a result of the relative significance of CompuCom in the consolidated results, fluctuations in other business units have tended to have a minimal impact.

     The 42% and 34% net sales increase for the three and six months ended June 30, 1996 primarily reflects the 45% and 37% increase at CompuCom. CompuCom's product revenue for the three and six months ended June 30, 1996 increased 44% and 35%, respectively. This increase in product revenue reflects higher demand for personal computers, particularly related to the current Pentium upgrade cycle occurring in large corporations, as well as increased demand for laptops. The strong product results also reflect the advancements CompuCom has made in customer procurement systems, data warehouse queries and web-based order statusing, reducing the customers' overall procurement cost. CompuCom's services revenue for the three and six months ended June 30, 1996 increased 54% and 60%, respectively. The increase in services revenue reflects CompuCom's continued focus on expanding its network and technology services at competitive prices, as well as the impact of various small service acquisitions.

     CompuCom's net earnings, excluding a non-recurring gain from the sale of securities, increased 47% and 49% for the three and six months ended June 30, 1996 primarily as a result of the growth in sales. However, the Company's share of CompuCom's operating earnings, after allocation to minority interest, increased only 17% and 18% for the three and six months ended June 30, 1996 due to the decrease in the Company's ownership of CompuCom from approximately 63% in the first half of 1995 to approximately 50% in the first half of 1996. The Company continues to hold up to a 60% voting interest in CompuCom as a result of voting rights associated with the Company's ownership of CompuCom's Series B cumulative convertible preferred stock.

     The Company's increased net earnings in the three and six months ended June 30, 1996 over the comparable periods of 1995 resulted primarily from the increase in CompuCom's net earnings and higher securities gains, partially offset by lower year-to-date earnings in the Company's Information Solutions segment and additional corporate expenses incurred to support the growing activities of the partnership companies.

     Securities gains for the three and six months ended June 30, 1996 included gains from the open market sales of a portion of the Company's interest in Coherent ($7.6 million and $9.3 million, respectively) and Cambridge ($4.6 million and $9.7 million, respectively). Also included in second quarter 1996 securities gains is $4.4 million which represents the Company's share of CompuCom's gain from the sale of substantially all of their holdings in PC Service Source, Inc. Partially offsetting these gains were a $4.5 million second quarter write-down of the Company's holdings in Sybase, Inc. due to the other than temporary decline in the market price of that stock and provisions recorded for other investments and notes. Securities gains in 1995 consisted primarily of gains from the open market sales of a portion of the Company's interest in Coherent and the Company's remaining interest in Novell.

     Earnings in the Company's Information Solutions segment were lower in the six months ended June 30, 1996 compared to the same period in 1995 primarily due to the continuing deferral of customer buying decisions associated with the development by Premier Solutions Ltd. of new Windows and UNIX based versions of its software and from merger activity at large financial institutions, Premier's primary market. Premier completed the development of the Windows based version of its software in the second quarter of 1996 and expects to complete the UNIX version for beta testing late in 1996. Partially offsetting the lower Premier earnings were modestly higher earnings at Tangram Enterprise Solutions primarily due to the availability in the second quarter of 1996 of Tangram's new asset tracking software, Asset Insight.

     Income from equity investments improved both in the three and six month periods ended June 30, 1996. The Company's public equity investments include Cambridge Technology Partners, Coherent Communications, USDATA Corporation and Integrated Systems Consulting Group (ISCG).

     Cambridge's second quarter operating earnings increased 55% on a 49% revenue increase, as it continues to see increased demand for its services in North America and Europe resulting from its ability to provide highly strategic applications that improve business processes while limiting financial risk. Cambridge continued to expand in the second quarter, both domestically and internationally, and also introduced two new services which have received very positive initial client response. Safeguard owns approximately 20% of Cambridge's common stock at June 30, 1996.

     Coherent reported increased earnings of 26% on a 20% sales increase for the second quarter of 1996. Strong increases in sales of both transmission and teleconferencing equipment in North America, Asia-Pacific, and Latin America were partially offset by softness in Europe. Coherent continued their efforts in product and international expansion by completing successful beta testing of four new products and the opening of customer assistance offices in Tokyo, Beijing, and Singapore in the second quarter. Safeguard owns approximately 34% of Coherent's common stock at June 30, 1996.

     In March 1996, USDATA released its most recent version of its FactoryLink software, the FactoryLink Enterprise Control System (ECS), for PC platforms. USDATA's revenues and earnings decreased in the second quarter of 1996 compared to the same period of 1995 primarily as a result of customers evaluating the new version of FactoryLink, and thus postponing purchases of the older version, along with the delay in the UNIX and Sun releases of the software. Safeguard owns approximately 21% of USDATA's common stock at June 30, 1996.

     ISCG reported increased earnings of 66% on a 50% sales increase for the second quarter of 1996. During the second quarter, the Company completed the rights offering of ISCG common stock to the Company's shareholders. As a result of the rights offering, the Company owns less than 10% of ISCG's common stock at June 30, 1996 ; accordingly, the Company will not account for its investment in ISCG on the equity method of accounting subsequent to the second quarter.

     The Company's overall gross margin was 13.0% and 13.3% in the three and six months ended June 30, 1996, compared to 13.7% and 13.6% for the comparable periods in 1995. CompuCom's product gross margin for the three and six months ended June 30, 1996 was 10.1%, down from the same periods in 1995 of 10.4% and 10.5%. The lower product margin at CompuCom is principally due to pricing to win new business and increased pricing pressures from competitors. Future product margins at CompuCom will be influenced by manufacturers' pricing strategies together with competitive pressures from other resellers in the industry. CompuCom's services gross margin for the three months ended June 30, 1996 decreased to 30.0% in 1996 from 32.7% in 1995, primarily as a result of CompuCom's increased investment in expanding its service offerings and lower gross margins in its field engineering business, primarily relating to the utilization of engineers, partially offset by an increase in higher margin services. On a year-to-date basis, CompuCom's services gross margin in 1996 improved to 33.3% from 30.8% in 1995 primarily due to an increase in higher-end, higher margin services performed for customers. Future improved profitability at CompuCom will depend on its ability to retain and hire quality service personnel, increased focus on providing technical service and support to customers, competition, manufacturer product pricing changes, product availability, effective utilization of vendor programs, and control of operating expenses. CompuCom participates in certain manufacturer-sponsored programs designed to increase sales of specific products. These programs, excluding volume rebates, are not material when compared to CompuCom's overall financial results.

     Selling and general and administrative expense, in absolute dollars, increased significantly in 1996 primarily due to the costs to manage and expand the growing services business and maintain the overall infrastructure at CompuCom and increased corporate expenses incurred to support the growing activities of the partnership companies. Selling and general and administrative expense, as a percentage of net sales, remained relatively flat as a result of spreading the costs over higher sales volume. CompuCom's general and administrative expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by CompuCom.

     Interest expense increased in the three and six months ended June 30, l996 compared to the same periods in 1995 primarily as a result of the issuance of the Company's convertible subordinated notes and higher working capital required to support the revenue growth at CompuCom. These increases were partially offset by the repayment of all of the outstanding indebtedness under the Company's revolving credit facility, the lower interest rate on the Company's convertible subordinated notes compared to the bank credit facility, CompuCom's lower effective interest rate resulting from the April 1996 amendments to their credit facility, and the redemption in October 1995 of $18.5 million of convertible subordinated notes by CompuCom.

LIQUIDITY AND CAPITAL RESOURCES

     In February 1996, the Company issued $115 million of 6% Convertible Subordinated Notes (the "Notes") due February 1, 2006. The Notes are convertible into the Company's Common Stock at $28.985 per share. The Company used approximately $67 million of the net proceeds to repay all of the outstanding indebtedness under its $100 million revolving credit facility, which continues to be maintained and against which there were no outstanding borrowings at June 30, 1996. The credit facility matures in January 1998 and is secured by the equity securities the Company holds of its publicly traded partnership companies, including CompuCom. The value of these securities significantly exceeds the total availability under the bank credit facility. The Company is presently negotiating an extension of the facility.

     As of June 30, 1996 the Company held approximately $33 million of temporary cash investments in institutional money market accounts. Existing cash resources, availability under the Company's $100 million revolving credit facility, proceeds from the sales from time to time of selected minority-owned publicly traded securities and other internal sources of cash flow should be sufficient to fund the Company's cash requirements through 1996, including investments in new or existing partnership companies and general corporate requirements.

     CompuCom and Premier maintain separate, independent bank credit facilities, which are nonrecourse to the Company and are secured by substantially all of the assets of the applicable borrower. CompuCom's financing capability is $250 million, consisting of a $175 million credit facility, which prohibits the payment of common stock dividends by CompuCom while its credit line remains outstanding, and a $75 million receivables securitization agreement. At June 30, 1996, approximately $95 million was outstanding under the credit facility and approximately $75 million was outstanding on the receivables securitization. Premier has approximately $3.5 million outstanding on its $4.5 million master demand note at June 30, 1996. The note is payable on demand within five days of notice, and bears interest at the prime rate plus 0.5%.

     During recent years, CompuCom has utilized operating earnings, the bank credit facility, equity financing and long-term subordinated notes to fund its significant revenue growth and related operating asset requirements. During April 1996, CompuCom executed amendments to the August 1993 Financing and Security Agreement ("Credit Facility") eliminating the $60 million fixed rate portion and increasing the amount of borrowings CompuCom may allocate to LIBOR tranches up to $165 million. The amount of the Credit Facility remained at $175 million, with the interest rate on the remaining $10 million at prime. The amendments also extended the maturity date of the Credit Facility to April 1, 1998. In addition, during April 1996, CompuCom entered into an agreement for a $75 million receivables securitization whereby a portion of trade receivables are pledged to a third party as collateral, increasing its financing capability to $250 million. The interest rate on amounts borrowed under the receivables securitization is based on the commercial paper rate (which at June 30, 1996 was 5.4%) plus .55%. The receivables securitization agreement matures on April 1, 1998, subject to certain conditions.

Working capital increased in 1996 primarily as a result of cash proceeds from the issuance of the Company's convertible subordinated notes, net of repayment of all borrowings under the Company's revolving credit facility, and higher levels of inventory allocated to specific customers and higher accounts receivable at CompuCom, partially offset by an increase in accounts payable. The Company's operations are not capital intensive. Capital additions are generally funded through internally generated funds or other financing sources. There were no material asset purchase commitments at June 30, 1996.

Item 5. OTHER INFORMATION

     A rights offering to the Company's shareholders of 2,875,000 shares of Integrated Systems Consulting Group (ISCG) common stock was completed on May 31, 1996. The Company, which sold 350,000 shares of ISCG stock as part of the offering, beneficially owns less than 10% of ISCG's common stock at June 30, 1996.

     On July 16, 1996, the Company announced the proposed rights offering to its shareholders of shares of Sanchez Computer Associates (SCA). The Company anticipates announcing the terms of the offering in the third quarter of 1996 and commencing the offering in the fourth quarter of 1996. The offering will be subject to a registration statement to be filed with the Securities and Exchange Commission (SEC). The timing of the offering will be subject to change depending of the length of the SEC review process. In addition, any material adverse change in the operations or financial condition of SCA could cause a delay in the offering.

     SCA, based in Malvern, PA, is a developer of universal banking and accounting software designed to meet a full range of needs for the financial services industry. SCA markets and supports its PROFILE(trade-mark) family of automated banking products to high volume financial institutions worldwide. PROFILE(trade-mark) is comprised of three integrated modules that run on an open platform. These modules include: PROFILE Anyware, an electronic banking server, which is a fourth generation product that supports both front and back office processing by financial institutions including production support for emerging delivery channel technologies such as the Internet; PROFILE/FMS (Financial Management System), a multi-company, multi-currency cost center based accounting system; and PROFILE/ITS (Integrated Treasury System), a full treasury support system that includes a sophisticated set of asset and liability tools.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Number                   Description

      11           Computation of Per Share Earnings
      27           Financial Data Schedule (electronic filing only)

(b) No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SAFEGUARD SCIENTIFICS, INC.
                                             (Registrant)


Date: August 14, 1996                 /s/ Warren V. Musser
                                      ------------------------------------
                                      Warren V. Musser
                                      Chairman and Chief Executive Officer


Date: August 14, 1996                 /s/ Gerald M. Wilk
                                      ------------------------------------
                                      Gerald M. Wilk
                                      Senior Vice President
                                      (Principal Financial and
                                        Principal Accounting Officer)