Form 10-Q
period 1996-09-30
SAFEGUARD SCIENTIFICS INC ET AL
filed 1996-11-12
CIK 86115

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


For Quarter Ended  SEPTEMBER 30, 1996       Commission File Number   1-5620
                   ------------------                                ------



                             SAFEGUARD SCIENTIFICS, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


    PENNSYLVANIA                                        23-1609753
--------------------------------------------------------------------------------
(state or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)


800 THE SAFEGUARD BUILDING,       435 DEVON PARK DRIVE     WAYNE, PA    19087
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
              Yes    X                 No
                  --------                ----------

Number of shares outstanding as of          NOVEMBER 12, 1996

Common Stock                 30,528,725

                             SAFEGUARD SCIENTIFICS, INC.
                              QUARTERLY REPORT FORM 10-Q

                                        INDEX

                     PART I - FINANCIAL INFORMATION                       PAGE

Item 1 - Financial Statements:

    Consolidated Balance Sheets -
    September 30, 1996 (unaudited) and December 31, 1995 . . . . . . . . . .3

    Consolidated Statements of Operations (unaudited)-
    Three and Nine Months Ended September 30, 1996 and 1995. . . . . . . . .5

    Consolidated Statements of Cash Flows (unaudited)-
    Nine Months Ended September 30, 1996 and 1995. . . . . . . . . . . . . .7

    Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . . . 10


                             PART II - OTHER INFORMATION

Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                             SAFEGUARD SCIENTIFICS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (000 omitted)


                                                     September 30   December 31
                                                        1996           1995
                                                     ------------   -----------
ASSETS                                               (UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents                             $  32,955       $  7,267
Receivables less allowances
  ($2,676-1996; $2,644-1995)                            358,809        285,684
Inventories                                             254,976        197,948
Other current assets                                      7,448          7,376
                                                     ----------     ----------
     Total current assets                               654,188        498,275

PROPERTY, PLANT AND EQUIPMENT                           111,299         80,235
     Less accumulated depreciation and amortization     (36,483)       (36,960)
                                                     ----------     ----------
                                                         74,816         43,275

COMMERCIAL REAL ESTATE                                                  25,810
     Less accumulated depreciation                                      (8,023)
                                                                    ----------
                                                                        17,787


OTHER ASSETS
Investments                                             135,190        132,860
Notes and other receivables                               9,983          5,882
Excess of cost over net assets of
  businesses acquired                                    28,650         28,830
Other                                                    21,383         15,965
                                                     ----------     ----------
                                                        195,206        183,537
                                                     ----------     ----------
                                                     $  924,210     $  742,874
                                                     ----------     ----------
                                                     ----------     ----------

                 See Notes to Consolidated Financial Statements.

                             SAFEGUARD SCIENTIFICS, INC.
                             CONSOLIDATED BALANCE SHEETS
                             (000 omitted except shares)


                                                     September 30   December 31
                                                        1996           1995
                                                     ------------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY                 (UNAUDITED)

CURRENT LIABILITIES
Current debt obligations                            $     5,618    $     9,382
Current commercial real estate debt                                      3,103
Accounts payable                                        223,974        192,919
Accrued expenses                                         73,858         66,212
                                                     ----------     ----------
    Total current liabilities                           303,450        271,616

LONG TERM DEBT                                          242,807        204,431
COMMERCIAL REAL ESTATE DEBT                                             17,380

DEFERRED TAXES                                           22,293         28,449

MINORITY INTEREST AND OTHER                              78,213         66,689

CONVERTIBLE SUBORDINATED NOTES                          115,000

SHAREHOLDERS' EQUITY
Common stock, par value $.10 a share
    Authorized   100,000,000 shares
    Issued        32,799,342 shares                       3,280          3,280
Additional paid-in capital                               20,571         20,709
Retained earnings                                       124,176        110,043
Treasury stock, at cost
   2,812,660  shares-1996; 3,434,828 shares-1995         (8,986)       (10,471)
Net unrealized appreciation on investments               23,406         30,748
                                                     ----------     ----------
                                                        162,447        154,309
                                                     ----------     ----------
                                                    $   924,210    $   742,874
                                                     ----------     ----------
                                                     ----------     ----------

                 See Notes to Consolidated Financial Statements.

                             SAFEGUARD SCIENTIFICS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         (000 omitted except per share data)

                                                         Three Months Ended
                                                            September 30
                                                    ---------------------------
                                                        1996           1995
                                                    ------------   ------------
                                                           (UNAUDITED)
REVENUES
  Net Sales
     Product                                        $   459,379    $   330,193
     Services                                            55,959         36,152
                                                     ----------     ----------
  Total net sales                                       515,338        366,345

  Gains on sales of securities, net                       8,137          6,020
  Other income                                            2,591          1,841

                                                     ----------     ----------
      Total revenues                                    526,066        374,206

COSTS AND EXPENSES
  Cost of sales- product                                408,622        292,343
  Cost of sales- services                                38,281         24,516
  Selling                                                34,266         23,878
  General and administrative                             21,442         13,866
  Depreciation and amortization                           5,035          4,148
  Interest                                                6,398          4,882
  (Income) loss from equity investments                     258           (146)
                                                     ----------     ----------
   Total costs and expenses                             514,302        363,487
                                                     ----------     ----------

EARNINGS BEFORE MINORITY INTEREST AND TAXES              11,764         10,719
     Minority interest                                   (3,856)        (2,877)
                                                     ----------     ----------

EARNINGS BEFORE TAXES ON INCOME                           7,908          7,842

    Provision for taxes on income                         3,163          3,137
                                                     ----------     ----------
NET EARNINGS                                         $    4,745     $    4,705
                                                     ----------     ----------
                                                     ----------     ----------

EARNINGS PER SHARE
   Primary                                               $  .15         $  .15
   Fully diluted                                         $  .15         $  .13

AVERAGE COMMON SHARES OUTSTANDING
   Primary                                               31,284         30,844
   Fully diluted                                         31,358         30,954

                 See Notes to Consolidated Financial Statements.

                             SAFEGUARD SCIENTIFICS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         (000 omitted except per share data)

                                                         Nine Months Ended
                                                            September 30
                                                    ---------------------------
                                                        1996           1995
                                                    ------------   ------------
                                                           (UNAUDITED)
REVENUES
  Net Sales
     Product                                       $  1,326,516     $  981,595
     Services                                           146,361         98,481
                                                   ------------    -----------
  Total net sales                                     1,472,877      1,080,076

  Gains on sales of securities, net                      20,096         12,619
  Other income                                            6,429          6,890
                                                   ------------    -----------

      Total revenues                                  1,499,402      1,099,585

COSTS AND EXPENSES
  Cost of sales- product                              1,179,057        867,764
  Cost of sales- services                                98,307         65,711
  Selling                                                93,567         67,366
  General and administrative                             60,302         43,558
  Depreciation and amortization                          14,519         12,321
  Interest                                               17,556         14,996
  Income from equity investments                         (1,708)        (1,712)
                                                   ------------    -----------
   Total costs and expenses                           1,461,600      1,070,004
                                                   ------------    -----------

EARNINGS BEFORE MINORITY INTEREST AND TAXES              37,802         29,581
    Minority interest                                   (14,247)        (7,904)
                                                   ------------    -----------

EARNINGS BEFORE TAXES ON INCOME                          23,555         21,677

    Provision for taxes on income                         9,422          8,670
                                                   ------------    -----------
NET EARNINGS                                      $      14,133   $     13,007
                                                   ------------    -----------
                                                   ------------    -----------

EARNINGS PER SHARE
   Primary                                               $  .43         $  .41
   Fully diluted                                         $  .43         $  .37

AVERAGE COMMON SHARES OUTSTANDING
   Primary                                               31,245         30,596
   Fully diluted                                         31,343         30,872

                 See Notes to Consolidated Financial Statements.

                             SAFEGUARD SCIENTIFICS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (000 omitted)

                                                         Nine Months Ended
                                                            September 30
                                                    ---------------------------
                                                        1996           1995
                                                    ------------   ------------
                                                           (UNAUDITED)
OPERATING ACTIVITIES
Net earnings                                       $     14,133   $     13,007
Adjustments to reconcile net earnings to cash
   from operating activities
   Depreciation and amortization                         14,519         12,321
   Deferred income taxes                                   (395)         2,073
   Income from equity investments                        (1,708)        (1,712)
   Gains on sales of securities, net                    (20,096)       (12,619)
   Minority interest, net                                 8,458          4,743
                                                   ------------    -----------
                                                         14,911         17,813

Cash provided (used) by changes in working
   capital items
   Receivables                                          (73,227)        11,237
   Inventories                                          (57,135)       (16,511)
   Accrued liabilities and other                         34,130          2,992
                                                   ------------    -----------
                                                        (96,232)        (2,282)
                                                   ------------    -----------
Cash provided (used) by operating activities            (81,321)        15,531

Proceeds from sales of securities, net                   45,220         15,873
                                                   ------------    -----------
Cash provided (used) by operating activities
   and sales of securities, net                         (36,101)        31,404

OTHER INVESTING ACTIVITIES
Investments and notes acquired, net                     (36,197)       (11,678)
Capital expenditures                                    (42,779)        (8,154)
Business acquisitions, net of cash acquired              (5,972)        (2,874)
Other, net                                               (6,313)        (6,673)
                                                   ------------    -----------
Cash (used) by other investing activities               (91,261)       (29,379)

FINANCING ACTIVITIES
Issuance of subordinated notes, net                     112,109
Net borrowings (repayments) on revolving
   credit facilities                                     22,114        (13,996)
Net borrowings on term debt                              16,223          6,995
Issuance of Company and subsidiary stock                  2,604          3,520
                                                   ------------    -----------
Cash provided (used) by financing activities            153,050         (3,481)
                                                   ------------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         25,688         (1,456)
Cash and Cash Equivalents - Beginning of year             7,267          7,860
                                                   ------------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD         $      32,955   $      6,404
                                                   ------------    -----------
                                                   ------------    -----------

                 See Notes to Consolidated Financial Statements.

                             SAFEGUARD SCIENTIFICS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996

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

2. In February 1996, the Company issued $115 million of 6% Convertible Subordinated Notes due February 1, 2006. The Notes are convertible into the Company's Common Stock at $28.985 per share. In November 1996, approximately $12.9 million of notes were converted into 443,988 shares of the Company's Common Stock. The Company used approximately $67 million of the net proceeds from the Notes to repay all of the Company's outstanding indebtedness under its revolving credit facility at that date.

3. In September 1996, the Company amended its revolving credit facility to extend the maturity to May 2000. All other significant terms of the facility remained essentially the same.

4. During September 1996, CompuCom amended its August 1993 Financing and Security Agreement ("Credit Facility") increasing the amount of the Credit Facility to $225 million from $175 million and extending the maturity date to September 25, 1999. The $225 million Credit Facility is comprised of two elements: a $200 million working capital facility and a $25 million facility to be used solely to purchase real property intended to be utilized as CompuCom's corporate headquarters. Initial pricing on the $200 million component is LIBOR plus 1% while initial pricing on the $25 million component is LIBOR plus 1.25%. All pricing on the expanded Credit Facility is subject to adjustment based on certain performance criteria. CompuCom had previously amended the Credit Facility in April 1996, extending the maturity and making it substantially all LIBOR-based. In addition, CompuCom executed amendments to its April 1996 receivable securitization, whereby a portion of trade receivables are pledged to a third party as collateral, increasing the amount from $75 million to $100 million and extending its maturity to September 17, 1999, subject to certain conditions. The interest rate applicable to the receivable securitization is based upon the bank's commercial paper rate (which at September 30, 1996 was 5.33%) plus 55 basis points.

5. In August 1996, the Company sold its commercial real estate operations to Brandywine Operating Partnership, LP ("BOP"), a subsidiary of Brandywine Realty Trust ("BRT"), a publicly traded REIT. The Company received approximately 400,000 ownership units in BOP, each unit being convertible to one share of BRT upon the occurrence of certain events. In connection with the sale, the Company agreed to loan BOP up to $1.5 million for closing costs, capital improvements and future working capital needs. In addition, a portion of the units received have been escrowed pending resolution of contingencies. Accordingly, any potential gain associated with the transaction has been deferred until the resolution of these contingencies and termination of the Company's funding arrangement.

6. All share and per share data and related data have been retroactively adjusted to reflect the two-for-one split of the Company's common shares effective July 17, 1996.

7. Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation, the most significant of which is the reclassification of direct expenses related to services revenue from operating expenses to cost of sales. These reclassifications had no effect on previously reported net earnings or shareholders' equity.

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

     The net sales and related costs and expenses of a partnership company are included in the Company's consolidated operating results if the Company owns more than 50% of the outstanding voting securities of the partnership company. Participation of shareholders other than the Company in the earnings or losses of the partnership company is reflected in the caption "Minority interest" in the Consolidated Statement of Operations which adjusts consolidated earnings to reflect only the Company's share of the earnings or losses of the partnership company.

     Investments in companies in which the Company owns 50% or less of the outstanding voting securities, in which significant influence is exercised, are accounted for on the equity method of accounting. Under this method, the partnership company's net sales and related costs and expenses are not included in the Company's consolidated operating results; however, the Company's share of the earnings or losses of the partnership company are reflected under the caption "Income (loss) from equity investments" in the Consolidated Statement of Operations. Under either consolidation accounting or the equity method of accounting, only the Company's share of the earnings or losses of the partnership company is included in the Consolidated Statement of Operations.

OPERATIONS OVERVIEW

     Net sales for the quarter and nine months ended September 30, 1996 increased to $515.3 million and $1.47 billion from $366.3 million and $1.08 billion for the same periods in 1995, respectively. Net earnings for the quarter ended September 30, 1996 were $4.75 million, or $.15 a share, compared to $4.71 million, or $.15 a share, for the same period in 1995. Net earnings for the nine months ended September 30, 1996 were $14.1 million, or $.43 a share, compared to $13 million, or $.41 a share, for the same period in 1995. CompuCom represented 96% and 95% of the Company's total net sales for the first nine months of 1996 and 1995, respectively. As a result of the relative significance of CompuCom in the consolidated results, fluctuations in other business units have tended to have a minimal impact.

     The 41% and 36% net sales increase for the three and nine months ended September 30, 1996 primarily reflects the 43% and 39% increase at CompuCom. CompuCom's product revenue for the three and nine months ended September 30, 1996 increased 41% and 37%, respectively. This increase in product revenue reflects higher demand for personal computers, particularly related to the current Pentium upgrade cycle occurring in large corporations, as well as increased demand for laptops. The strong product results also reflect the advancements CompuCom has made in customer procurement systems, data warehouse queries and web-based order statusing, reducing the customers' overall procurement cost. Although product revenues continued to exceed prior year, CompuCom experienced a slight decline in product revenues when compared to the second quarter of 1996, which CompuCom believes can be attributed to the timing of shipments to certain large customers and product availability from certain manufacturers. CompuCom's services revenue for the three and nine months ended September 30, 1996 increased 73% and 65%, respectively. The increase in services revenue reflects CompuCom's continued focus on expanding its network and technology services at competitive prices to meet increased customer demand for CompuCom's value-added PC network services, as well as the impact of various small service acquisitions.

     CompuCom's net earnings, excluding a non-recurring gain from the sale of securities in the second quarter of 1996, increased 2% and 32% for the three and nine months ended September 30, 1996, respectively, which reflects CompuCom's growth in sales partially offset by the significant costs related to the overall growth of the business, especially the company's continued investment in the service business and information systems resources as well as its decision to make additional investments to exploit opportunities with customers and new market segments. The Company's share of CompuCom's operating earnings, after allocation to minority interest, decreased 17% for the three months ended September 30, 1996 and increased 6% for the nine months ended September 30, 1996. The difference between the change in CompuCom's operating earnings and the change in the Company's share of such earnings is due to the decrease in the Company's ownership of CompuCom from approximately 62% in the first nine months of 1995 to approximately 50% in the comparable period of 1996 which resulted primarily from CompuCom's conversion in October 1995 of $18.5 million of convertible subordinated notes into common stock. The Company continues to hold up to a 60% voting interest in CompuCom as a result of voting rights associated with the Company's ownership of CompuCom's Series B cumulative convertible preferred stock.

     The Company's increased net earnings in the three months ended September 30, 1996 over the comparable period of 1995 resulted primarily from higher securities gains, partially offset by the Company's decreased share of CompuCom's earnings, increased corporate interest expense resulting primarily from the issuance of the Company's convertible subordinated notes and additional corporate expenses incurred to support the growing activities of the partnership companies. The Company's increased net earnings in the nine months ended September 30, 1996 over the comparable period of 1995 resulted primarily from the increase in CompuCom's net earnings and higher securities gains, partially offset by lower earnings in the Company's

Information Solutions segment, increased corporate interest expense and additional corporate expenses.

     Securities gains for the three and nine months ended September 30, 1996 included gains from the open market sales of a portion of the Company's interest in Coherent ($1.8 million and $11.1 million, respectively) and Cambridge ($8.3 million and $18 million, respectively). Included in year to date 1996 securities gains is $4.4 million which represents the Company's share of CompuCom's second quarter gain from the sale of substantially all of their holdings in PC Service Source, Inc. Partially offsetting these gains were a $4.5 million write-down of the Company's holdings in Sybase, Inc. in the second quarter due to the other than temporary decline in the market price of that stock and provisions recorded for other investments and notes. Securities gains in 1995 consisted primarily of gains from the open market sales of a portion of the Company's interest in Coherent and the Company's remaining interest in Novell.

     Earnings in the Company's Information Solutions segment were lower in the nine months ended September 30, 1996 compared to the same period in 1995 primarily due to losses incurred by Premier Solutions Ltd. in its MAXIMIS product line that resulted from a downturn in sales activity for that product. Premier completed the development of the Windows based version of its Global Plus-Registered Trademark- software in the second quarter of 1996 which improved sales for this product line compared to 1995. Premier expects to complete the UNIX version of the Global Plus-Registered Trademark-software for beta testing by year end 1996. Tangram Enterprise Solutions, Inc.'s revenue from AM:PM-Registered Trademark- and related products decreased as a result of the ongoing reallocation of resources and launch of the new Asset Insight-TM-product. Sales of Asset Insight-TM- have not yet replaced the decrease in the traditional AM:PM-Registered Trademark- revenue stream.

     Income or loss from equity investments fluctuates with the Company's ownership percentage and the operating results of investees accounted for on the equity method. The Company's public equity investments accounted for under the equity method in 1996 include Cambridge Technology Partners, Coherent Communications, USDATA Corporation and Integrated Systems Consulting Group
(ISCG).

     Cambridge reported increased earnings of 67% on a 56% revenue increase for the third quarter of 1996, as it continues to see strong demand for its services both domestically and internationally. European operations represented 22% of revenues in the third quarter and the Company recently announced an acquisition to strengthen its position in Europe. In addition, Cambridge sees significant opportunity in Latin America and during the quarter it conducted business in Mexico and formed a company in Brazil. Safeguard owns approximately 19% of Cambridge's common stock at September 30, 1996.

     Coherent reported increased earnings of 31% on a 28% sales increase for the third quarter of 1996. Coherent continues to build significant alliances with major worldwide partners. Those announced recently include an OEM relationship with Newbridge Networks Corporation; an expansion of the relationship with NORTEL to cover worldwide sales of Coherent products; a contract with Omnipoint to utilize Coherent's echo cancellers equipped with Audio Plus software in its launch of a PCS network; and a contract with Ameritech to supply echo cancellers for its cellular services. In addition, Coherent announced its first contract with a Chinese provincial PTT shortly after quarter end, representing Coherent's initial entry into the potentially lucrative Chinese market. Safeguard owns approximately 34% of Coherent's common stock at September 30, 1996.

     USDATA reported disappointing results as sales were down 9% compared to the third quarter of 1995. The majority of the decrease was in the higher margin software products which, combined with lower hardware systems margins, resulted in a net loss of $1.6 million for the quarter. The transition from its old products to the new FactoryLink ECS product has taken longer than anticipated as the ECS product is part of an enterprise-wide solution versus a departmental sale, resulting in a longer decision making process. Safeguard owns approximately 20% of USDATA's common stock at September 30, 1996.

     ISCG reported increased earnings of 23% on a 38% sales increase for the quarter ended September 30, 1996. During the second quarter of 1996, the Company completed the rights offering of ISCG common stock to the Company's shareholders. As a result of the rights offering, the Company owns less than 10% of ISCG's common stock at September 30, 1996 and discontinued accounting for its investment in ISCG on the equity method in the second quarter.

     The Company's overall gross margin was 13.3% for the three and nine months ended September 30, 1996, compared to 13.5% and 13.6% for the comparable periods in 1995. CompuCom's product gross margin for the three and nine months ended September 30, 1996 was 10.2% and 10.1%, respectively, compared to 10.4% for the same periods in 1995 . The lower product margin at CompuCom is principally due to pricing to win new business and increased pricing pressures from competitors. Future product margins at CompuCom will be influenced by manufacturers' pricing strategies together with competitive pressures from other resellers in the industry. CompuCom's services gross margin for the three and nine months ended September 30, 1996 improved to 31.1% and 32.4%, respectively, from the comparable periods in 1995 of 30.6% and 30.7%, respectively, primarily due to an increase in higher-end, higher margin services performed for customers. Future improved profitability at CompuCom will depend on its ability to retain and hire quality service personnel, increased focus on providing technical service and support to customers, competition, manufacturer product pricing changes, product availability, effective utilization of vendor programs, and control of operating expenses. CompuCom participates in certain manufacturer-sponsored programs designed to increase sales of specific products. These programs, excluding volume rebates, are not material when compared to CompuCom's overall financial results.

     Selling and general and administrative expense, in absolute dollars, increased significantly in 1996 primarily due to the costs to manage and expand the growing services business and maintain the overall infrastructure at CompuCom and increased corporate expenses incurred to support the growing activities of the partnership companies. Selling and general and administrative expense, as a percentage of net sales, increased only slightly as the increased costs were spread over higher sales volume. CompuCom's general and administrative expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by CompuCom.

     Interest expense increased in the three and nine months ended September 30, l996 compared to the same periods in 1995 primarily as a result of the issuance of the Company's convertible subordinated notes and higher working capital required to support the revenue growth at CompuCom. These increases were partially offset by the repayment of all of the outstanding indebtedness under the Company's revolving credit facility, the lower interest rate on the Company's convertible subordinated notes compared to the bank credit facility, CompuCom's lower effective interest rate resulting from the 1996 amendments to their credit facility and the redemption in October 1995 of $18.5 million of convertible subordinated notes by CompuCom.

     In August 1996, the Company sold its commercial real estate operations which is more fully described in Note 5 of the accompanying Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     In February 1996, the Company issued $115 million of 6% Convertible Subordinated Notes (the "Notes") due February 1, 2006. The Notes are convertible into the Company's Common Stock at $28.985 per share. In November 1996, approximately $12.9 million of notes were converted into 443,988 shares of the Company's Common Stock. The Company used approximately $67 million of the net proceeds to repay all of the outstanding indebtedness under its $100 million revolving credit facility, which continues to be maintained and against which there were no outstanding borrowings at September 30, 1996. The credit facility was amended in September 1996 to extend the maturity of the facility to May 2000. All other significant terms of the facility remained essentially the same and it continues to be secured by the equity securities the Company holds of its publicly traded partnership companies, including CompuCom. The value of these securities significantly exceeds the total availability under the bank credit facility.

     As of September 30, 1996 the Company held approximately $27 million of temporary cash investments in institutional money market accounts. Existing cash resources, availability under the Company's $100 million revolving credit facility, proceeds from the sales from time to time of selected minority-owned publicly traded securities and other internal sources of cash flow should be sufficient to fund the Company's cash requirements through 1997, including investments in new or existing partnership companies and general corporate requirements.

     CompuCom and Premier maintain separate, independent bank credit facilities, which are nonrecourse to the Company and are secured by substantially all of the assets of the applicable borrower. CompuCom's financing capability is $325 million, consisting of a $225 million credit facility, which prohibits the payment of common stock dividends by CompuCom while its credit line remains outstanding, and a $100 million receivables securitization agreement. At September 30, 1996, approximately $154 million was outstanding under the credit facility and approximately $75 million was outstanding under the receivables securitization. Premier has approximately $3.4 million outstanding on its $4.5 million master demand note at September 30, 1996. The note is payable on demand within five days of notice, and bears interest at the prime rate plus 0.5%.

     During recent years, CompuCom has utilized operating earnings, the bank credit facilities, equity financing and long-term subordinated notes to fund its significant revenue growth and related operating asset requirements. During 1996, CompuCom amended its credit facilities which is more fully described in
Note 4 of the accompanying Consolidated Financial Statements.    Cash used in
operating activities for the nine months ended September 30, 1996 resulted primarily from the increase in working capital. Working capital increased in 1996 primarily as a result of the net cash proceeds from the issuance of the Company's convertible subordinated notes, after repayment of all borrowings under the Company's revolving credit facility, and higher levels of inventory allocated to specific customers and higher accounts receivable at CompuCom, partially offset by an increase in accounts payable. The Company's operations are not capital intensive. Capital additions are generally funded through internally generated funds or other financing sources. During the third quarter of 1996, CompuCom purchased real property intended to be utilized as a new corporate headquarters campus for approximately $26 million which was funded on an interim basis through its amended bank credit facility pending permanent mortgage financing. There were no material asset purchase commitments at September 30, 1996.

     Item 5.    OTHER INFORMATION

          A Rights Offering to the Company's shareholders of 2,875,000 shares of Integrated Systems Consulting Group (ISCG) Common Stock was completed on May 31, 1996. The Company, which sold 350,000 shares of ISCG stock as part of the offering, beneficially owns less than 10% of ISCG's Common Stock at September 30, 1996.

          Sanchez Computer Associates (Sanchez) filed a registration statement with the Securities and Exchange Commission on September 27, 1996 for a Rights Offering to Safeguard's shareholders of approximately 3,030,000 shares of Sanchez Common Stock. Safeguard and Sanchez anticipate that the rights will have an exercise price of between $5.00 and $6.00 per share. The offering is expected to become effective on November 13,
     1996.   Safeguard shareholders will receive Rights, exercisable for approximately 35 days after issuance, to purchase one share of Sanchez Common Stock for every ten shares of Safeguard Common Stock owned.
     Rights holders will not be able to exercise Rights for fewer than 50 shares of Sanchez Common Stock. Holders of less than 50 Rights will have the option of selling their Rights, letting them expire, or acquiring sufficient Rights to reach 50. The offering will be made only by means of a prospectus, subject to the effectiveness of the registration statement. The timing of the offering will be subject to change depending on the length of the SEC review process. In addition, any material adverse change in the operations or financial condition of Sanchez could cause a delay in the offering.

     Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Number                  Description

            10.1 Credit Agreement, dated as of September 13, 1996, between Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and PNC Bank, N.A. (exhibits omitted)

            10.2 Credit Agreement, dated as of September 26, 1996, between NationsBank of Texas, N.A. and CompuCom Systems, Inc. (exhibits and schedules omitted)

            10.3 First Amendment to Master Security and Administration Agreement, dated as of September 25, 1996, among CompuCom Systems, Inc., NationsBank of Texas, N.A., CSI Funding, Inc. and Enterprise Funding Corporation. (exhibits omitted)

            10.4 First Amendment to Receivables Purchase Agreement, dated as of September, 25, 1996, between CompuCom Systems, Inc. and CSI Funding, Inc. (exhibits omitted)

            10.5 First Amendment to Transfer and Administration Agreement, dated as of September 25, 1996, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted)

            11           Computation of Per Share Earnings

            27           Financial Data Schedule (electronic filing only)

     (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1996.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SAFEGUARD SCIENTIFICS, INC.
                                               (Registrant)


Date:   November 12, 1996               /s/ Warren V. Musser
                                        ---------------------------------------
                                        Warren V. Musser
                                        Chairman and Chief Executive Officer


Date:   November 12, 1996               /s/ Gerald M. Wilk
                                        ---------------------------------------
                                        Gerald M. Wilk
                                        Senior Vice President
                                        (Principal Financial and
                                        Principal Accounting Officer)