Form 10-K
period 1996-12-31
SAFEGUARD SCIENTIFICS INC ET AL
filed 1997-03-31
CIK 86115

                          Securities and Exchange Commission
                                Washington, D.C. 20549

                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996      Commission File Number 1-5620

                             SAFEGUARD SCIENTIFICS, INC.
                ------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

      Pennsylvania                                   23-1609753
      ------------                                   ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification Number)

    800 The Safeguard Building
 435 Devon Park Drive, Wayne, PA                           19087
 -------------------------------                           -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:       (610) 293-0600
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
    Title of Each Class                on which registered
    -------------------                -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_____]

Aggregate market value of voting stock held by non-affiliates (based on the closing price on the New York Stock Exchange) on March 20, 1997 was approximately $481 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and
(c) each shareholder that has informed Registrant by March 20, 1997 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 20, 1997:

                        Common Stock: 31,417,483 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in this Form 10-K:

PART I

Item 1(b) Page 33 of the Annual Report to Shareholders for the year ended December 31, 1996, which page is filed as part of
                   Exhibit 13 hereto.


PART II

Items 5, 6,
7 and 8 Pages 28 to 45 of the Annual Report to Shareholders for the year ended December 31, 1996, which pages are filed as part of Exhibit 13 hereto.


PART III

Items 10, 11,
12 and 13          Definitive Proxy Statement relative to the May 8, 1997
                   annual meeting of shareholders of Registrant, to be filed within 120 days after the end of the year covered by this Form 10-K Report.

PART IV

Item 14(a)         Pages 33 to 45 of the Annual Report to Shareholders for the
Consolidated       year ended December 31, 1996, which pages are filed as
Financial          part of Exhibit 13 hereto.
Statements

                                        PART I

ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF THE BUSINESS

OVERVIEW

Safeguard Scientifics, Inc. ("Safeguard" or the "Company") is engaged primarily in the business of identifying, acquiring interests in, and developing partnership companies, most of which are engaged in information technology businesses, broadly defined to include all activities related to the acquisition, warehousing, processing and dissemination of information and related technology to improve business and personal productivity. The most significant of Safeguard's partnership companies are engaged in the delivery of personal computer services, including procurement and configuration of personal computers, application software and related products, network integration, and technical support. In addition, partnership companies in the information technology industry are engaged in outsourcing and the development and sale of strategic business software and services, imaging equipment and software and telecommunications technology. The Company also has a division that provides specialty metal finishing.

Safeguard develops these partnership companies by providing active strategic management, operating guidance, acquisition and disposition assistance, board and management recruitment, and innovative financing. The Company realizes value for its shareholders by the appreciation of the Company's Common Stock, by taking partnership companies public (generally through an offer to Safeguard shareholders of rights to purchase stock of the partnership company in its initial public offering [a "rights offering"]), through the continued operations of partnership companies and through the sale of partnership companies. The partnership company generally sells newly-issued shares in a rights offering, although Safeguard sometimes sells some of its shares in the rights offering as well. In either case, after taking a partnership company public, Safeguard generally retains a significant ownership interest and board representation, and continues to provide strategic, managerial, and operational support. During the four years ended December 31, 1996, Safeguard's shareholders were given the opportunity to participate in rights offerings for Cambridge Technology Partners (Massachusetts), Inc., Coherent Communications Systems Corporation, USDATA Corporation, Integrated Systems Consulting Group, Inc., and Sanchez Computer Associates, Inc. In February 1997 a rights offering commenced for Diamond Technology Partners, Incorporated which is expected to be completed in March 1997.

STRATEGY

Safeguard seeks to identify companies which are capable of being market leaders in segments of the information technology industry and which are at a stage of development that would benefit from Safeguard's business development and management support, financing, and market knowledge. Safeguard generally invests in companies in which it can purchase a large enough stake to enable it to have significant influence over the management and policies of the company and to realize a large enough return to compensate it for its investment of management time and effort, as well as capital.

Safeguard gains exposure to emerging companies through its reputation as a historically successful developer of information technology companies, its relationship with seven venture capital and private equity funds, Radnor Venture Partners, Technology Leaders I, Technology Leaders II, TL Ventures III, SCP Private Equity Partners, Safeguard International Fund, and EnerTech Capital Partners, as well as through its sponsorship of such organizations as the Eastern Technology Council and entrepreneurial centers at Lehigh University, Temple University and the University of Pennsylvania. Safeguard considers its access to potential partnership companies to be good.

Emerging companies traditionally seek financing for growth from two primary sources: independent private venture capital funds and corporate strategic investors. Each of these sources has disadvantages for the emerging company. Venture capital funds generally are established for a limited term and their primary goal is to maximize their financial return within a short time frame. A venture capital fund often seeks to liquidate its investment in the emerging company by encouraging either an early initial public offering or a sale. In addition, traditional venture capital funds generally have limited resources available to provide managerial and operational support to an emerging company.

Corporate strategic investors are typically large corporations that invest in emerging companies to obtain access to a promising product or technology without incurring the initial cost of development or the diversion of managerial time and attention necessary to develop new products or technologies. Often these investments involve both financing support to the emerging company as well as an arrangement under which the strategic investor obtains access to the products or technology of the emerging company. While strategic investors are generally able to provide business development support, the rationale behind the investment of a strategic investor may be incompatible with the development of the emerging company. Strategic investors often discourage the emerging company from becoming a public company.

Safeguard believes that its relationship with its partnership companies offers the benefits of both the venture capital model and the strategic investor model without the related drawbacks. Safeguard has both the capital and managerial resources to provide financing and strategic, managerial, and operational support as needed by an emerging company. In addition, Safeguard encourages emerging companies to achieve the superior returns on investment generally provided by public offerings, but only if and when it is appropriate for the development of the business of that emerging company. Because of Safeguard's unique process of taking partnership companies public through "rights offerings" to Safeguard shareholders, as described below, Safeguard continues to support its partnership companies after their initial public offerings. This support is often crucial to help a company adjust to the challenges imposed by the public financial markets.

Safeguard's corporate staff provides hands-on assistance to the managers of its partnership companies in the areas of management, financial, marketing, tax, risk management, human resources, legal and technical services. Safeguard has assisted partnership companies by providing or locating and structuring financing, identifying and implementing strategic initiatives, providing marketing assistance, identifying and recruiting executives, assisting in the development of equity incentive arrangements for executives and employees, and providing assistance in structuring, negotiating, documenting, financing, implementing and integrating mergers and acquisitions. Safeguard is committed to the use of management stock ownership and equity incentives as the principal means of aligning the interests of management of its partnership companies with the interests of Safeguard and its shareholders.

Safeguard also provides a supportive environment to the managers of its partnership companies by organizing numerous opportunities for them to interact with managers of other partnership companies to share strategies, ideas, and insights and to forge business relationships. Twice a year Safeguard gathers the senior managers of all of its partnership companies, both private and public, for a "Senior Partners" conference. Safeguard also convenes periodic "CFO Forums" for senior financial managers of the partnership companies and occasional sessions on more specific topics.

Safeguard's goal is to maximize the value of its partnership companies for Safeguard's shareholders, often through taking its partnership companies public through a rights offering at the appropriate time. A rights offering is an initial public offering of a partnership company, directed to Safeguard's shareholders. It involves the grant to Safeguard's shareholders of transferable rights to buy shares of the partnership company's stock at a price established by the partnership company, Safeguard, and the underwriter. Safeguard shareholders are able to exercise the rights, thereby participating in initial public offerings of high-growth technology companies which are usually reserved for large institutional investors, or they may sell the rights at the prevailing market price. Safeguard generally retains significant ownership in its partnership companies after taking them public. Safeguard generally also retains significant participation on the company's board of directors. Between Safeguard's direct continuing interest in its public partnership companies and the strong identification in the public financial markets of the companies as "Safeguard rights offering" companies, Safeguard retains a substantial interest in the continuing success of the companies after their IPOs, and substantial influence over their management and strategic direction. Growth in the value of the public partnership companies benefits Safeguard and also directly benefits its shareholders who continue to hold the shares purchased in the rights offering.

In recent years, Safeguard has leveraged its financial resources to increase the number and size of its partnership companies by acquiring substantial minority ownership interests rather than majority interests in many of its partnership companies. In many of these cases, Safeguard, either alone or in conjunction with its associated venture funds, is the largest single shareholder, and exercises significant influence over the company. Safeguard also generally obtains significant board representation in these companies. Safeguard accounts for these companies under the equity method of accounting, recording its share of the company's net earnings or losses under the caption "Income from equity investments" in the consolidated statements of operations. Safeguard's equity investee companies have become increasingly important to

Safeguard's operations and success in recent years relative to its consolidated subsidiaries.

RECENT DEVELOPMENTS

Consolidated net sales for 1996 were $2.1 billion, a 36% increase over 1995. The increase was primarily due to the growth of CompuCom Systems, Inc., the Company's largest business unit. CompuCom's share of the Company's consolidated net sales has risen steadily from 76% in 1990 to 97% in 1996. CompuCom is a leading provider of distributed desktop computer products and network integration services to large- and medium-sized businesses throughout
the United States.   The Company took CompuCom public through a rights
offering in 1985, and currently owns approximately 50% of the common stock and up to 60% of the voting interests in CompuCom.

In 1996, Safeguard acquired interests in six new partnership companies. Safeguard intends to continue its strategy, begun in 1996, to seek to establish new relationships each year with only a select number of larger, later stage partnership companies and to acquire and retain a larger ownership percentage in the companies.

The Company successfully completed rights offerings in 1996 for Integrated Systems Consulting Group, Inc., a leading provider of custom software development and systems integration services to the pharmaceutical industry, and for Sanchez Computer Associates, Inc., a leading provider of electronic banking software products, including PROFILE-Registered Trademark-/Anyware, an electronic platform for direct banking services.

In February 1997, the Company commenced a rights offering for Diamond Technology Partners, Inc., a provider of business consulting services based on information technology.

In February 1996, Safeguard completed the private placement of $115 million of 6% Convertible Subordinated Notes ("Notes") due February 1, 2006 to J.P. Morgan Securities, Inc. J.P. Morgan resold the Notes to institutional buyers and in offshore transactions. The Notes are convertible into Safeguard Common Stock at $28.985 per share. As of March 1997, approximately $24 million of the Notes had been converted into approximately 832 thousand shares of common stock.

Four new venture capital and private equity funds associated with the Company were formed in 1996, raising a total of $500 million of committed capital.
In addition, Safeguard organized Internet Capital Group LLC to focus exclusively on investment opportunities in the Internet.

During 1996, CompuCom increased the capacity under its bank credit facilities from $175 million to $325 million, extended the maturity date generally to September 1999, and negotiated reductions in the effective interest rate of the facilities.

In 1996, Safeguard also extended its $100 million credit facility to May 2000. The Company anticipates increasing the availability under the credit facility in 1997.

The Company completed the sale of its commercial real estate operations to Brandywine Operating Partnership ("BOP"), a subsidiary of Brandywine Realty Trust (the "REIT"). The Company received common stock and warrants in the REIT and units in BOP which are convertible into common stock of the REIT. Nichols' real estate management operations were also merged into an affiliate of the REIT. The REIT's Common Stock is publicly traded on the American Stock Exchange.

A number of partnership companies completed mergers and acquisitions to further their growth and achieve critical mass, including: the merger of MicroDynamics Ltd. into FormMaker Software, Inc., which is currently in the process of completing a merger with Information Sciences, Inc. to create a powerful document automation solutions provider to be known as DocuCorp International; the merger of Value Sourcing Group into Sentry Technology Group to achieve synergies between VSG's consulting services and Sentry's publishing and market research capabilities; Intellisource's acquisition of Supply Chain Solution; and Cambridge's acquisition of Ramos & Associates and NatSoft.

Several partnership companies released innovative new products, including Sanchez Computer Associates, which released Profile-Registered
Trademark-/Anyware, an electronic banking software product; Tangram Enterprise Solutions, which released Asset Insight-TM-, an asset tracking and management software product; and USDATA, which released its new
FactoryLink-Registered Trademark- Enterprise Control System-TM- on both Windows and UNIX platforms.

Pioneer Metal Finishing acquired land and obtained tax-exempt financing to begin construction on a new metal finishing facility in Monroe, Michigan.

XL Vision completed a spin-out of its MicroVision Medical Systems division into a new subsidiary, which then completed a private placement to XL Vision's shareholders to raise equity financing. As a result of this innovative transaction, MicroVision is now an independent company with a strong management team focused on pursuing its exciting market opportunities in medical diagnostics and research.

The Company helped complete a debt workout for RMS Technologies involving a transfer of its principal business assets to a new entity, RMS Information Systems, with a substantially strengthened balance sheet, and an exit from RMS' money-losing business. The transaction enables RMS to pursue growth in the commercial outsourcing, integration and facilities management markets.

In March 1997, the Company announced that it has signed a letter of intent to sell a majority of the assets of Premier Solutions Ltd.

ITEM 1 (b).     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Information on net sales, operating profit, depreciation and amortization, capital expenditures and assets employed for each segment of the Company's business for the three-year period ended December 31, 1996 is contained under the caption "Financial Information--Industry Segments" on page 33 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, which page is filed as part of Exhibit 13 hereto and is incorporated herein by reference.

ITEM 1 (c).  NARRATIVE DESCRIPTION OF BUSINESS

OVERVIEW OF BUSINESS SEGMENTS

Safeguard and its majority owned subsidiaries have operations in two industry segments: Information Technology and Metal Finishing. During 1996 the Company sold its Commercial Real Estate operations. Over 98% of the Company's sales in 1996 were in the Information Technology segment, which consists of:
Microcomputer Systems and Services (the delivery of personal computer services, including procurement and configuration of personal computers, application software and related products, network integration, and technical support); and Information Solutions (the design, development and sale of systems software solutions for strategic business applications). In Microcomputer Systems and Services, the Company operates through its majority-owned subsidiary, CompuCom Systems, Inc. and its subsidiaries ("CompuCom"). In Information Solutions, the Company operates through its majority owned subsidiaries, Premier Solutions Ltd. and its subsidiaries ("Premier"), and Tangram Enterprise Solutions, Inc. ("Tangram"). CompuCom and Tangram are both publicly held companies, while Premier is privately held. The Company also actively participates in numerous additional private and public information technology companies in which it holds significant minority ownership interests.

The Company's Metal Finishing segment provides specialty metal finishing services to a variety of industries. The Company also provides venture capital management services.

INFORMATION TECHNOLOGY SEGMENT

Microcomputer Systems and Services

CompuCom is a leading provider of distributed desktop computer products and network integration services to large- and medium-sized businesses throughout the United States. CompuCom helps its customers, which include primarily Fortune 1000 companies and other large businesses, manage information technology to achieve their business goals by providing a wide range of services in provisioning, support, and technology management. Products and services are sold by a direct sales force to over 5,000 business customers through approximately 40 sales and service centers located in and serving large metropolitan areas nationwide.

CompuCom is an authorized dealer of major distributed desktop computer products for a number of manufacturers, including Compaq Computer Corporation ("Compaq"), International Business Machines Corporation ("IBM"), Hewlett-Packard Company ("HP"), Toshiba America Information Systems, and Apple Computer Corporation. CompuCom also offers a broad selection of networking and related products, computer-related peripheral equipment and a range of computer equipment and software from a number of vendors, including 3Com Corporation, Digital Equipment Corporation, Intel Corporation, Kingston Technology Corporation, Lotus Development Corporation, Microsoft Corporation, NEC Technologies, Inc., and Novell, Inc. To further meet the needs of its customers, CompuCom provides a variety of services including LAN/WAN project services, consulting, network management, help desk, field engineering, and configuration and product procurement utilizing network applications such as Novell Netware, Windows NT Server, Windows and Windows 95, IBM's OS/2 Warp and LAN Server.

Net sales for CompuCom have grown at a compounded rate of 29% over the past five years, while net earnings have grown by 43% compounded annually over the same period. Excluding an after-tax, non-recurring, securities-related gain of $5.2 million in 1996, net earnings over that period have grown at a compounded rate of 37%. CompuCom's strong sales and net earnings performance is a result of its continued focus on customer satisfaction, along with the enhancement of its product and services capabilities created by a strategy of growth through existing operations and strategic acquisitions. CompuCom's target customers are becoming increasingly dependent on information technology to compete effectively in today's markets. As a result, the decision making process that organizations face when planning, selecting and implementing technology solutions is becoming more complex and requires many of these organizations to outsource the management and support of their technology needs.

CompuCom markets its product procurement, configuration, field engineering, network management, help desk services, and technology management services primarily through its direct sales force and service personnel, operating through approximately 40 sales and service centers. CompuCom focuses on meeting the business objectives of large corporate businesses, which accounted for the majority of CompuCom's net sales in 1996. However, no one customer accounted for in excess of 10% of such sales.

CompuCom provides support to its customers primarily through its customer center, located in Dallas, Texas. Customer center personnel, called inside sales representatives ("ISRs"), may be assigned to specific customers or geographic areas and are knowledgeable about computer technology. Each ISR works closely with the customer and the CompuCom sales representative to keep up to date on the business needs of that customer, and to provide the customer with information about product availability, services, pricing, shipping and invoicing via a toll-free telephone number. The primary goal of the customer center is to provide greater support to CompuCom's customers while allowing

CompuCom's direct sales force to focus on soliciting new business and providing the necessary support for the customer's more complex service needs. As of December 31, 1996, CompuCom employed 240 full-time direct sales representatives and 450 customer center personnel, of whom approximately 325 worked at the customer center in Dallas and approximately 125 worked on-site at certain customer locations.

During 1996, services net sales increased 68% due to CompuCom's continued efforts to focus on increased sales of services to meet customer needs and to improve profitability. These on-going efforts included: additional training was provided for system engineers; management provided greater support to the services group; additional corporate resources were allocated to support the services group; and the compensation plan of branch general managers and sales representatives placed greater emphasis on sales of services. In addition, CompuCom emphasized the hiring of quality services personnel, increasing the number of its services employees from approximately 1,200 at the end of 1995 to almost 2,000 by year-end 1996. To further enhance its service growth, CompuCom began in mid-1996 a campus recruiting campaign whereby CompuCom hired approximately 120 technology college graduates and placed them in a six-month engineering training program. CompuCom's sales from its services business currently represent 9% of its total sales. The services business is an integral part of CompuCom's strategy to provide customers with the value-added service solutions to meet their technology needs.

To further enhance the quality and efficiency of its information systems, CompuCom has developed a state-of-the-art data warehouse, which increases the ease with which CompuCom personnel can access historical information and create customized customer and vendor reports. During 1996, CompuCom made significant enhancements to its data warehouse by implementing Internet-based capabilities, which give its customers the ability to directly access order status and shipment history. This electronic commerce tool, which won a Best Practices award from the Data Warehouse Institute, also gives customers the ability to create custom-priced quotations for new orders from an Internet-based catalog of products, and gives CompuCom's principal vendors access to product sales history and inventory levels. CompuCom plans to extend its Internet capabilities during 1997 by implementing Internet-based order placement and purchased asset lookup. Plans also include improved product sales information reporting for principal vendors, real time open call status reporting for service customers, and implementation of a customer management and event tracking system to be used by customer center personnel.

CompuCom's two distribution centers are highly automated and employ advanced inventory management and order processing technologies that allow CompuCom to configure desktop computer products and receive, process and ship customer orders accurately and efficiently. During 1996, CompuCom tripled its configuration capacity by relocating its Eastern distribution center to a 300,000 square foot facility in Paulsboro, New Jersey.

The distribution, configuration, and product services departments completed ISO 9002 certification in 1995. During 1996, CompuCom's returned merchandise
center completed ISO 9002 certification.   ISO 9002 is part of the ISO 9000
set of standards developed by the International Organization of Standardization ("ISO"), which represent common international business quality standards designed to help demonstrate the capability of a supplier to control the processes that determine the acceptability of the product being delivered.

A major portion of CompuCom's sales are derived from sales of distributed desktop computer products. During 1996, CompuCom's principal suppliers were Compaq, IBM and HP. CompuCom's agreements with these vendors contain provisions providing for periodic renewals and permitting termination by the vendor without cause, generally upon 30 to 90 days written notice, depending upon the vendor. Since 1987, Compaq, IBM and HP have regularly renewed their respective dealer agreements with CompuCom, although there can be no assurance that the regular renewals of CompuCom's dealer agreements will continue. The termination, or non-renewal, of CompuCom's Compaq, IBM, or HP dealer agreements, or all, would materially adversely affect CompuCom's business. CompuCom, however, is not aware of any reason for the termination, or non-renewal, of any of those dealer agreements and believes that its relationships with Compaq, IBM and HP are satisfactory.

CompuCom purchases products from Compaq, IBM and HP at pricing levels which CompuCom believes are the lowest prices available to those vendors' respective dealers with the exception of special bid pricing for specific large customer accounts. All of CompuCom's principal suppliers require that CompuCom purchase certain minimum volumes of products in a specified period to maintain favorable pricing levels. CompuCom also obtains favorable terms from Compaq, IBM and HP by participating in certain vendor programs offered by those suppliers. CompuCom has certain selling, promotional and related expenses reimbursed by vendors under dealer programs offered by those and other suppliers. However, there can be no assurance that any of these programs will continue in 1997 or that CompuCom will continue to participate in any of these programs at the same level as in 1996.

Sales of Compaq, IBM and HP products accounted for approximately 30%, 15% and 11%, respectively, of 1996 net sales in the Information Technology segment compared to 27%, 15% and 10%, respectively, in 1995 and 24%, 18% and 10%, respectively, in 1994.

Due to the rapid delivery requirements of its customers and to assure itself of continuous allotment of products from suppliers, CompuCom maintains adequate levels of inventory funded through its credit facilities and vendor credit. Its major suppliers at times provide price protection programs to CompuCom that are intended to reduce the risk of inventory devaluation by absorbing temporary price reductions and long-term price declines associated with aging product life cycles. CompuCom also has the option of returning a certain percentage of its current product inventories each quarter to these principal suppliers as it assesses each product's current and forecasted demand schedule. If such returns exceed certain specified levels, CompuCom may be charged restocking fees of up to 5%. CompuCom did not incur any significant restocking fees in 1996.

CompuCom is dependent upon the continued supply of products from its suppliers, particularly Compaq, IBM and HP. Historically, certain suppliers occasionally experience shortages of select products that render components unavailable or necessitate product allocations among resellers. While certain shortages existed throughout 1996, CompuCom believes the product availability issues are a result of the present dynamics of the desktop computer industry as a whole, which include high customer product demand, shortened product life cycles and increased frequency of new product introductions into the marketplace. While there can be no assurance that product unavailability or product allocations, or both, will not increase in 1997, the impact of such an interruption is not expected to be unduly troublesome due to the breadth of alternative product lines available to CompuCom and CompuCom's established programs to accelerate configuration and delivery times when such events occur.

CompuCom is engaged in fields within the desktop computer industry which are characterized by a high level of competition. Many established desktop computer manufacturers (including some of CompuCom's own vendors), systems integrators and other resellers of distributed desktop computer or networking products, including Entex Corporation, InaCom Corp., Microage, Inc. and Vanstar Corporation, compete with CompuCom in the configuration and distribution of computer systems and equipment. In addition, the desktop computer reseller industry is characterized by intense competition, primarily in the areas of price, product availability and breadth of product line. In the highly fragmented computer services area, CompuCom competes with several larger competitors, other corporate resellers pursuing high-end services opportunities, as well as several smaller computer services companies. Some of CompuCom's competitors have financial, technical, manufacturing, sales, marketing and other resources that are substantially greater than those of CompuCom. Although CompuCom believes it currently competes favorably within the desktop computer reseller industry, there can be no assurance that CompuCom will be able to continue to compete successfully with new or existing competition.

Product margins declined in the second half of the year, compared to the first half, primarily due to pricing to win new business and increased pricing pressures from competition. CompuCom believes that gross margins will continue to be reactive to industry-wide changes. Future profitability will depend on the ability to retain and hire quality service personnel while effectively managing the utilization of such personnel, competition, increased focus on providing technical service and support to customers, manufacturers' pricing strategies, and product availability, as well as CompuCom's control of operating expenses and effective utilization of vendor programs.

Information Solutions

The Company has two majority owned subsidiaries in the Information Solutions field at December 31, 1996: Tangram and Premier. In March 1997, the Company entered into a letter of intent to sell the majority of Premier's assets to Sungard Data Systems, Inc. ("Sungard"), subject to the satisfaction of certain conditions.

Tangram develops and markets asset tracking and management software and software distribution solutions that enable automated enterprise-wide information system management. Tangram markets to Fortune 1000 companies and foreign equivalents and to government agencies that are managing heterogeneous enterprises and mission critical applications.

Tangram launched its newest product, Asset Insight-TM-, in mid-1996 in response to the widespread demand by large enterprises for an automated comprehensive means for tracking and managing computer hardware and software assets throughout the enterprise. The Asset Insight Internet Subsystem was also introduced in 1996 to track and manage Internet usage throughout the enterprise.

Tangram's other offerings include the AM:PM-Registered Trademark- product line, which provides automatic software distribution, data distribution and collection, and software management throughout the enterprise; and its Arbiter-Registered Trademark- and Open Advantage-Registered Trademark- product lines, which provide enterprise-wide connectivity and interoperability between LAN-resident desktop computers and IBM mainframe computers.

In order to maximize the market penetration of Asset Insight, Tangram restructured its operations into two divisions: Enterprise Solutions, focused on marketing Asset Insight; and Consulting Solutions, focused on implementing customized solutions incorporating its AM:PM, Arbiter and Open Advantage products.

The Enterprise Solutions division markets and intends to market Asset Insight through value added resellers, systems integrators and information technology consultants. Tangram adopted this approach in order to leverage its sales and marketing resources to address the perceived widespread demand for Asset Insight as rapidly as possible. CompuCom was the first reseller for the Enterprise Solutions division. The division has since signed up additional resellers, including Vanstar Corporation, which is a competitor of CompuCom, and RMS Information Systems, which is a Safeguard partnership company. The Consulting Solutions division markets and sells its products and services directly to its customers in North America and through a network of independent distributors internationally.

Tangram believes that no product directly competitive with Asset Insight is currently available in the market. Tangram anticipates that competitive products eventually will be developed, and it is expending significant amounts to continue to develop and improve Asset Insight and to develop its distribution channels in order to establish and maintain a market leadership position. In the broader market for asset management products and services, competition is intense, and many of Tangram's actual and potential competitors have substantially greater resources than Tangram. The software and solutions markets are subject to rapid change in technology, customer requirements, and the strategic direction of computer hardware manufacturers and operating system providers. Tangram's future success will depend on its ability to establish a strong market for Asset Insight before competitive products are introduced, and to enhance its product line over time and adapt to changing market conditions in order to maintain a leadership position in the market for asset tracking and management solutions.

At March 10, 1997, Safeguard owns approximately 67% of Tangram's outstanding common stock.

Premier develops and markets sophisticated asset management systems solutions and professional services to the financial services industry worldwide. Premier's GLOBAL-PLUS-Registered Trademark- software provides complete multi-currency accounting and global custody processing capabilities, two of the demanding functions required by international asset management organizations. Premier's MAXIMIS-Registered Trademark- software provides a wide range of asset management and investment accounting solutions on multiple platforms and is targeted at investment advisors, insurance companies and pension funds. Premier's NIDS division provides software products and solutions to the investment management industry. Premier's CogniSource division, started in 1996, provides professional consulting services. Premier incurred significant losses in 1996, principally in the MAXIMIS product line.

A significant portion of Premier's 1996 sales were in Canada. Target industries are major financial institutions, including traditional trust organizations, investment advisory firms, domestic and global custodians, international asset management organizations, insurance companies and large pension funds.

In March 1997, Safeguard entered into a letter of intent to sell Premier's assets, excluding the MAXIMIS business, to Sungard. Completion of the sale is subject to the execution of a definitive agreement and federal antitrust clearance. Premier is also exploring the sale of its MAXIMIS business separately.

At March 10, 1997, Safeguard owns approximately 94% of Premier's outstanding common stock, and 85% of the outstanding voting stock.

Product Development Expenses

For Information Solutions, the Company spent $8.2 million, or approximately 22% of Information Solutions net sales, for product development in 1996 (made up of $3.4 million by Tangram and $4.8 million by Premier), compared to $10.0 million or approximately 25% of net sales in 1995 and $10.3 million or 19% of net sales in 1994. The 1994 amount includes $2 million expended by Coherent for the first six months of the year before its rights offering, after which the Company ceased consolidating Coherent's results. Only an immaterial amount of product development expenditures were customer-sponsored.

Other Segment Information

Export sales in the Information Technology segment for the three-year period ended December 31, 1996 were less than 5% of the segment's total sales in each of those years. Backlog for this segment, most of which was accounted for at year-end by CompuCom, is not considered to be a meaningful indication of future business prospects due to CompuCom's relatively short order fulfillment cycle.

METAL FINISHING SEGMENT

Pioneer Metal Finishing is engaged in the finishing of aluminum and other metal parts through operations conducted in Minneapolis, Minnesota and Green Bay, Wisconsin. During 1996, Pioneer sold its Phoenix, Arizona facility, which generally had been unprofitable for Pioneer. Major technical processes include sulfuric, hardcoat and R-5 bright dip anodizing, chromate conversion, electroless nickel and the application of other specialty coatings. Pioneer provides insulation, heat dispersal, decoration and protection to a wide range of metal parts, including highly sophisticated equipment and small parts with precision tolerance requirements for the computer, ordnance, automotive, cookware and recreational industries, electronic components and other applications.

Metal finishing services are sold to a wide range of customers and industries by a direct sales force and independent representatives. Finishing is usually performed on customer-owned material. Because of transportation costs, most customers are located within a 200-300 mile radius of the finishing facilities. In order to better serve and expand its customer base in the Midwest, Pioneer began construction in the fourth quarter of 1996 on a new metal finishing plant in Monroe, Michigan. The plant is being financed with $8 million of tax exempt bonds, and is expected to be completed in the third quarter of 1997.

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

Safeguard owns 100% of Pioneer Metal Finishing.

COMMERCIAL REAL ESTATE SEGMENT

In 1996, Safeguard sold its commercial real estate operations to a partnership controlled by a publicly traded REIT in exchange for common stock and warrants in the REIT and units in the partnership which are convertible into common stock of the REIT. Safeguard recognized an after-tax gain of $1.3 million from the sale. See "RECENT DEVELOPMENTS" above.

The operations of the Company and its partnership companies, particularly the Metal Finishing segment, are subject to environmental laws and regulations. The Company does not believe that expenditures relating to those laws and regulations will have a material adverse effect on the business, financial condition or results of operations of the Company.

OTHER PARTNERSHIP COMPANIES

Public Companies

Safeguard uses the equity method of accounting for companies in which it owns less than a majority of the outstanding voting securities but exercises significant influence. Public partnership companies accounted for on the equity method in 1996 included Cambridge Technology Partners, Coherent Communications Systems, Sanchez Computer Associates, and USDATA.

Cambridge Technology Partners (Massachusetts), Inc. is an international professional services firm that works with clients to design, develop, and deploy client/server and Internet applications. Cambridge's information technology development offerings also include third-party software implementation and management consulting services. Cambridge provides the majority of its services on a fixed-price, fixed-timetable model with client involvement at all stages of the process. In performing its services, Cambridge employs a rapid development methodology which enables it to deliver results in unprecedented time frames - typically within three to twelve months. Cambridge believes the solutions it delivers help provide clients with competitive advantages by focusing on high value-added areas such as distribution, sales and marketing, and customer management.

In 1996, Cambridge strengthened its software package implementation service offering through the acquisition of Ramos & Associates, Inc., which provides strategic information solutions and consulting services in the Enterprise Resource Planning services market. Overall, Cambridge increased its employee headcount during 1996 from 1,278 to 1,824 at year-end in order to meet the growing U.S. and international demand for its services. Cambridge's future success will depend in large part on its continuing ability to attract, retain, and motivate highly skilled employees.

Cambridge's information technology and management consulting services are offered at the enterprise-wide, specific business process and application software levels of an organization. Upon the completion of consulting services, Cambridge typically designs and develops one or more strategic software applications and then rolls-out such applications to the organization's end-users. These software applications are designed to achieve a competitive advantage, enhance the efficiency and functionality of specific business processes, and support financial goals. A client engagement for the design, development, and implementation of a strategic software application typically results in fees of $1 million to $3 million. To date, Cambridge's revenues have been generated principally from its custom software design and development activities. Because of the size of these assignments, clients may undertake projects on an irregular basis. However, no customer accounted for more than 5% of net revenues in either 1996, 1995 or 1994.

At March 10, 1997, Safeguard owns approximately 18% of Cambridge's outstanding common stock, and warrants which could increase its ownership to 19%.

Coherent Communications Systems Corporation develops, manufactures and markets voice quality enhancement products for wireless (including digital cellular and Personal Communication Systems ("PCS")), satellite-based
Cable Communication Systems, and wireline telecommunications systems throughout the world. Coherent's principal product lines are transmission products and teleconference products. Coherent's products utilize a proprietary high speed reduced instruction set computer ("RISC") microchip along with its proprietary software to enhance the quality of voice communications during a telephone call in several ways, including eliminating echoes inherent in modern telecommunications systems and hands free telephone and teleconference usage. Coherent's products are compatible with domestic and foreign telecommunications systems.

The technological advances incorporated into telecommunications systems, such as wireless and digital transmission technology, speech compression, fiber optic transmission lines and satellite links, make echo canceller products an essential component of most digital telecommunications networks. Coherent sells its transmission products to network operators and other end-users through its direct sales force and third-party distributors, and to telecommunications equipment manufacturers through its direct sales force. Users of Coherent's transmission products include telecommunications network operators throughout the world, such as British Telecommunications PLC, Deutsche Bundespost, AT&T Wireless, Kokusai Denshin Denwa Co., Ltd. , Telefonos de Mexico, SA, Teleglobe Canada Inc., PTT Telecom Logistics (Netherlands) and Telia Mobitel (Sweden). Coherent historically has experienced its greatest success selling its transmission products internationally, where competition is based principally on technological characteristics. Competition in the U.S. has been more price sensitive. However, Coherent believes that the release in 1996 of improved international standards and the increasing demands for improved transmission quality have made potential U.S. customers more concerned with cost effective performance. Coherent expanded its direct sales efforts in the U.S. during 1996 to capitalize on this trend. As a result, Coherent nearly doubled its North American sales of transmission products from 1995, and overall North American sales increased from 25% of total net sales in 1995 to 31% of total net sales in 1996. Coherent's strategy for future growth is to continue to develop new software products running on its echo canceller platforms to support new telecommunications technologies, and to continue to develop and expand strategic relationships with major telecommunications network operators, telecommunications equipment manufacturers, and telecommunications equipment distributors.

Coherent's teleconference products include Call Port-Registered Trademark-, which is an audio subsystem for desktop computers; Conference Master-Registered Trademark-, a high quality teleconferencing system; and Voicecrafter-TM-, an audio subsystem for video conferencing systems. All teleconference products incorporate Coherent's echo cancellation technology and provide full-duplex, hands-free operation.

At March 10, 1997, Safeguard owns approximately 32% of Coherent's outstanding common stock.

Sanchez Computer Associates, Inc. completed its rights offering in December 1996. Sanchez designs, develops, markets, implements, and supports a comprehensive software system called PROFILE-Registered Trademark- for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of three integrated modules which operate on open client-server platforms. Historically, Sanchez has experienced success installing PROFILE in emerging market banks, particularly in Central Europe, with little existing enterprise-wide automation. Sanchez has recently begun to expand its target markets to the Asian-Pacific Rim, while also targeting large U.S. and Canadian banks looking to develop on-line retail banking business to be conducted via alternate distribution channels. Sanchez believes PROFILE can be the next generation infrastructure for direct banking, providing the flexibility for banks to deliver customized banking products over a wide variety of consumer interfaces, including over the Internet.

At March 10, 1997, Safeguard owns approximately 24% of Sanchez's outstanding common stock, and warrants which could increase its ownership to 26%.

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

USDATA's family of software products, marketed under the name
FactoryLink-Registered Trademark-, provides a powerful set of software tools designed for users who are technically competent but who may not be experienced software programmers.

USDATA is also engaged in the design and turnkey implementation of integrated third-party data collection systems that allow remote, real-time data collection using a variety of automatic identification techniques. USDATA has executed a non-binding letter of intent to sell this portion of its business.

At March 10, 1997, Safeguard owns approximately 20% of USDATA's outstanding common stock, and warrants which could increase its ownership to 25%.

Diamond Technology Partners, Incorporated expects to complete its rights offering in March 1997. Diamond is a management consulting firm that devises business strategies enabled by information technology and manages the implementation of those strategies. The distinguishing qualities of Diamond's consulting process are its ability to synthesize strategy with technology and deliver solutions with measurable results, which generally include the design, deployment, and integration of information technology solutions together with modification of business processes and organizational structures. Diamond delivers its strategic consulting and information technology solutions through a single, integrated multi-disciplinary team. Upon completion of Diamond's rights offering, Safeguard will own approximately 8% of Diamond's outstanding common stock and warrants which could increase its ownership to 10%. Diamond's Chairman and CEO controls a majority of the aggregate voting rights of the common stock.

Integrated Systems Consulting Group, Inc. ("ISCG") completed its rights offering in May 1996. ISCG provides consulting services that address its clients' information processing needs through technologically advanced solutions, including client-server architecture, graphical user interface based applications, relational and object-oriented databases and cross-platform applications integration. ISCG delivers consulting services principally in software applications development, but also in systems and network management. ISCG focuses its marketing efforts on the pharmaceutical industry. ISCG has extensive experience in the development, implementation, integration and management of information systems used in the drug development process. It uses this experience and expertise to help pharmaceutical companies shorten the time required for developing, clinical testing, and submission of FDA applications for new drugs. At March 10, 1997, Safeguard owns approximately 7% of ISCG's outstanding common stock and warrants which could increase its ownership to 9%. ISCG's Chairman and CEO owns approximately 38% of the outstanding common stock.

National Media Corporation is the world's largest infomercial company, using transactional television to sell innovative consumer products. With its international subsidiary, Quantum International, Ltd., the company reaches 364 million television households in more than 70 countries. At March 10, 1997, Safeguard owns preferred stock convertible into 2% of National Media's outstanding common stock and warrants which could increase its ownership to 9%.

Private Companies

Diablo Research Corporation is a contract engineering company with expertise in radio frequency technology and applications, CEBUS technology for home automation and fixed wireless applications for the telecommunications industry. At March 10, 1997, Safeguard owns approximately 20% of Diablo's outstanding voting capital stock.

FormMaker Software, Inc. provides multi-platform, enterprise-wide document automation solutions for document-intensive industries with mission-critical, complex and high-volume needs. FormMaker also provides consulting, implementation, training and outsourcing services. Another Safeguard partnership company, Micro Dynamics Ltd., a document imaging systems company, merged into FormMaker during 1996. FormMaker has agreed to merge with Image Sciences, Inc., subject to satisfaction of certain conditions including shareholder approval. The resulting company will be renamed DocuCorp International. At March 10, 1997, Safeguard owns approximately 46% of FormMaker's outstanding common stock, and warrants which could increase its ownership to 48%, before the effect of the pending merger. If the merger is completed, Safeguard will own 22% of DocuCorp's outstanding common stock, and warrants which could increase its ownership to 24%.

Intellisource, Inc. provides outsourcing services ranging from advisory help to turnkey solutions, enabling customers to gain the benefits of reengineering support tasks while freeing resources for core competitive activities. The company's subsidiary, Supply Chain Solutions, provides "SCORE" software for supply chain management solutions. At March 10, 1997, Safeguard owns approximately 12% of Intellisource's outstanding common stock, and non-voting preferred stock which could be converted to increase Safeguard's ownership to 65%.

Internet Capital Group, LLC was established by Safeguard in 1996 to identify, invest in, and develop early to mid-stage Internet-related companies in the target areas of enabling tools and technology businesses, software application developers, content providers, and ongoing enterprises whose business model is enhanced by the Internet. Internet Capital Group has received commitments for $40 million of funding, of which Safeguard has committed 33% of that amount.

MultiGen, Inc. develops and markets the leading real-time 3D authoring software that is used to create, edit, and view scenes for visual simulation, entertainment, CAD visualization, and virtual reality applications. The company's newest products include the MultiGen-Registered Trademark- Series II and its innovative real-time 3D virtual reality scene builder, SmartScene-TM-. At March 10, 1997, Safeguard owns approximately 28% of MultiGen's outstanding common stock.

MicroVision Medical Systems, Inc. has developed an automated intelligent microscopy system which uses proprietary imaging technologies for a wide variety of diagnostic and research applications. MicroVision intends to introduce its system to the healthcare market to identify cells with specific characteristics within a sample of cells by detecting color produced by the reaction between common laboratory stains and the cells. The system software can be configured to identify different stains, thereby allowing the system to be adapted to identify a broad range of target cellular conditions. MicroVision intends to establish its system as the preferred platform for multiple diagnostic applications. At March 10, 1997, Safeguard owns common stock and convertible preferred stock of MicroVision which constitutes approximately 40% of MicroVision's outstanding capital stock.

OAO International Corporation provides global, full-service information technology solutions and outsourcing services through industry-specific partnerships. OAO's expertise lies in enterprise system management, distributed systems management, help desk services, and software engineering.
 It has teamed with such companies as IBM Global Services, Digital Equipment Corporation, and Perot Systems. At March 10, 1997, Safeguard owns 50% of OAO's outstanding common stock, subject to an option held by OAO's founder which could reduce Safeguard's ownership to 40%.

RMS Information Systems provides design, development, integration, and operation of telecommunications, network services and facilities management for voice, data, and video systems, principally to governmental agencies. At the end of 1996, RMS was restructured through a transfer of its principal business assets to a new entity to eliminate a part of its outstanding debt burden, to exit a money-losing business, and to facilitate its strategy of pursuing business in the commercial markets. At March 10, 1997, Safeguard owns 20% of RMS' outstanding common stock.

Sentry Technology Group resulted from a 1996 merger between Value Sourcing Group and Sentry Technology Group. The company provides information technology market research, management consulting, and communications services for IT buyers and sellers. Sentry publishes Software Magazine and Client/Server Computing, two monthly magazines with an aggregate circulation to 250,000 CIOs and senior IT executives worldwide. At March 10, 1997, Safeguard owns approximately 49% of Sentry's outstanding common stock.

Whisper Communications, Inc. has developed a two-way, fixed-base automated meter reading technology which will allow utilities to remotely read meters (gas, water, or electric) via the use of radio frequency technology and a wireless communications backbone. At March 10, 1997, Safeguard owns preferred stock convertible into approximately 18% of Whisper's common stock.

XL Vision, Inc. specializes in producing application-specific electronic imaging solutions to meet specific customer needs and identifiable market needs. XL Vision's product lines under development include PhotoVision-TM-, an automatic identification system for use with credit cards, ATM cards and ID cards; and Enhanced Vision Systems-TM-, proprietary thermal infrared imaging systems capable of "seeing" in darkness, fog or haze. XL Vision spun out MicroVision Medical Systems, Inc. as a separate company during 1996, and is preparing to spin out Enhanced Vision Systems during the first half of 1997. At March 10, 1996, Safeguard owns 13% of XL Vision's outstanding common stock, and convertible preferred stock which could increase its ownership to 66%.

Safeguard's ownership percentages in certain of the partnership companies described above include shares which Safeguard has granted to certain of its executives under its long term incentive plan. These grants are subject to certain restrictions, and Safeguard continues to control the voting of these shares until the restrictions lapse.

Safeguard also participates in managing seven venture capital and private equity funds. These funds invest in early stage, rapidly growing and/or established businesses, and have co-invested in certain of the Company's partnership companies. The following table lists these funds. While Safeguard's focus is on the information technology industry, the funds also invest in health care, life sciences, service-related companies, technology companies in the energy utilities markets, basic industries, and later stage companies in various industries. Radnor Venture Partners, Technology Leaders I, and Technology Leaders II are fully invested (including reserves set aside for follow-on investments).

Venture Capital and Private Equity Funds


                                    Capital        % Owned by         Year
Name of Fund                      Commitments      Safeguard(1)    Established
------------                      -----------      ------------    -----------

Radnor Venture Partners           $33,000,000           14%           1988
Technology Leaders I               61,000,000            3%           1992
Technology Leaders II             113,000,000            4%           1994
TL Ventures III                   285,000,000            4%           1996
EnerTech Capital Partners          50,000,000            6%           1996
Safeguard International Fund       75,000,000           13%(2)        1996
SCP Private Equity Partners        88,000,000           10%(2)        1996


(1) Represents the percentage of the outstanding limited partnership interests in each fund owned by Safeguard. In addition, Safeguard owns interests in the general partners of these funds which have carried interests in the funds' profits.

(2) Estimated pending final fund closing.

EMPLOYEES

Safeguard and its consolidated subsidiaries have approximately 4,600 employees, of which approximately 81% are employed by CompuCom. The Company believes relations with employees are good.

ITEM 1(d). FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company does not believe that foreign or geographic area sales are material or significant to an understanding of its business and operations during the three-year period ended December 31, 1996. Where appropriate, information concerning the Company's export sales is discussed in Item 1(c) "Narrative Description of Business."

ITEM 1(e).    EXECUTIVE OFFICERS

Information about the Company's executive officers can be found in Part III of this report under "Item 10. Directors and Executive Officers of Registrant." None of the officers have fixed term employment agreements.

ITEM 2.  PROPERTIES

The Company owns its corporate headquarters and administrative offices located in Wayne, Pennsylvania. The headquarters building is subject to a $3.6 million mortgage bearing interest at 9.75%, which amortizes over a 30 year term and is callable by the lender at any time beginning in 2002. The principal properties of the Company consisted of the following as of March 10, 1997:

 INDUSTRY SEGMENT/LOCATION        TYPE OF FACILITY        LEASE EXPIRES

 INFORMATION TECHNOLOGY

    MICROCOMPUTER SYSTEMS AND SERVICES (COMPUCOM)
         Dallas, TX             Executive/Admin. Offices         *
         Paulsboro, NJ          Distribution Center              2001(1)
         Stockton, CA           Distribution Center              1999(2)
         Dallas, TX             Customer Center                  2000
         Dallas, TX             Sales and Service                1998
         Dallas, TX             Future Corporate/Operations      *   (3)

    INFORMATION SOLUTIONS
         Cary, NC (Tangram)     Office/Distribution              2004
         Malvern, PA (Premier)  Office/Distribution              1998(4)

 METAL FINISHING (Pioneer)
         Minneapolis, MN        Manufacturing/Office             *
         Green Bay, WI          Manufacturing/Office             *
         Monroe, MI             Manufacturing/Office             *   (5)

(*) Owned facility.

(1) CompuCom has a cancellation option exercisable at any time after August
    1999.

(2) CompuCom has a cancellation option exercisable in May of each year.

(3) CompuCom purchased this facility in 1996 and is currently renovating the facility for future occupancy by most of its current Dallas operations.

(4) Premier has a cancellation option exercisable at any time.

(5) Pioneer purchased land in 1996 and is constructing a new metal finishing facility.

CompuCom's executive office building in Dallas, Texas is subject to a $3.9 million ten-year mortgage which matures in 2003. CompuCom's new corporate and operations campus was purchased for approximately $26 million which has been funded on an interim basis through its bank credit facility pending permanent mortgage financing. Pioneer has a variable rate industrial revenue bond mortgage on its Green Bay property with a principal balance of $1.9 million as of December, 31, 1996, which matures in 2002. Pioneer has a variable rate industrial revenue bond mortgage on its Monroe property to finance construction in an ultimate principal amount of $8 million, maturing in 2008.

In the opinion of management, the properties and plants are in good condition and repair and are adequate for the particular operations for which they are used. The extent of utilization of manufacturing facilities varies from plant to plant. CompuCom's new 300,000 square foot New Jersey distribution center doubles its previous warehouse space and contains a state-of-the-art 90,000 square foot configuration center, triple the size of the previous configuration space. CompuCom's new Dallas property contains 250,000 square feet of office space in two buildings on 20 acres. CompuCom is renovating this space for use as its new corporate and operations campus, and will relocate most of its Dallas area operations to this facility with expansion capacity for future growth. The other existing facilities of the Company generally are capable of supporting increased activity without any significant capital expenditures.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company incorporates by reference the information contained under the caption "Common Stock Data" on page 45 of its Annual Report to Shareholders for the year ended December 31, 1996 which page is filed as part of Exhibit 13 hereto.

ITEM 6.  SELECTED FINANCIAL DATA

The Company incorporates by reference the information contained under this caption on page 28 of its Annual Report to Shareholders for the year ended December 31, 1996 which page is filed as part of Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company incorporates by reference the information contained under this caption on pages 28 through 32 of its Annual Report to Shareholders for the year ended December 31, 1996 which pages are filed as part of Exhibit 13 hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company incorporates by reference the information on pages 33 through 45 of its Annual Report to Shareholders for the year ended December 31, 1996 which pages are filed as part of Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS:

The following persons were executive officers of the Registrant at March 20, 1997:

                                   HAS BEEN AN
                                     OFFICER
NAME                    AGE           SINCE      POSITION

Warren V. Musser        70             1953      Chairman of the Board and
                                                 Chief Executive Officer
Donald R. Caldwell(1)   50             1993      President and Chief Operating
                                                 Officer
Edward R. Anderson(2)   50             1994      President and Chief Executive
                                                 Officer, CompuCom Systems,
                                                 Inc.
Jerry L. Johnson(3)     49             1995      Senior Vice President--
                                                 Operations
Thomas C. Lynch(4)      54             1995      Senior Vice President
Michael W. Miles(5)     39             1996      Vice President and Chief
                                                 Financial Officer
James A. Ounsworth      54             1991      Senior Vice President, General
                                                 Counsel and Secretary
Glenn T. Rieger(6)      38             1993      Vice President
Charles A. Root         64             1984       Executive Vice President

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

(4) In 1995 Mr. Lynch retired from the U.S. Navy as an Admiral after 31 years, including serving as Superintendent of the U.S. Naval Academy from 1991 through 1994 and the Director, Navy Roles and Missions from 1994 through 1995.

(5) Mr. Miles has served as Vice President and Chief Financial Officer since January 1997 and has been with the Company since 1984 in various financial positions, most recently as Vice President and Corporate Controller.

(6) Mr. Rieger has served as a Vice President of the Company since January 1994. Prior to joining the Company, from 1991 through 1993, Mr. Rieger was a Managing Director of Valley Forge Capital Group, Ltd., a business mergers and acquisition advisory firm.

DIRECTORS:

The Company incorporates by reference the information contained under the caption "ELECTION OF DIRECTORS" in its definitive Proxy Statement relative to its May 8, 1997 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K:

The Company incorporates by reference the information contained under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in its definitive Proxy Statement relative to its May 8, 1997 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 11.      EXECUTIVE COMPENSATION

The Company incorporates by reference the information contained under the captions "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation" and "EXECUTIVE COMPENSATION" in its definitive Proxy Statement relative to its May 8, 1997 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates by reference the information contained under the caption "SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in its definitive Proxy Statement relative to its May 8, 1997 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates by reference the information contained under the captions "Compensation Committee Interlocks and Insider Participation" and "CERTAIN TRANSACTIONS" in its definitive Proxy Statement relative to its May 8, 1997 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

                                       PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

    CONSOLIDATED FINANCIAL STATEMENTS *
         INDUSTRY SEGMENTS
         BALANCE SHEETS - December 31, 1996 and 1995
         OPERATIONS - years ended December 31, 1996, 1995, and 1994 CASH FLOWS - years ended December 31, 1996, 1995, and 1994 SHAREHOLDERS' EQUITY - years ended December 31, 1996, 1995, and 1994
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INDEPENDENT AUDITORS' REPORT
         STAEMENT OF MANAGEMENT'S FINANCIAL RESPONSIBILITY
         QUARTERLY FINANCIAL DATA

________

* Incorporated by reference from pages 33 through 45 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, which pages are filed as part of Exhibit 13 hereto.

    FINANCIAL STATEMENT SCHEDULES
         INDEPENDENT AUDITORS' REPORT
         Schedule I          -    Condensed Consolidated Financial Information
                                  of Registrant
         Schedule II         -    Valuation and Qualifying Accounts

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Safeguard Scientifics, Inc.:

Under date of February 7, 1997, we reported on the consolidated balance sheets of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP

Philadelphia, Pennsylvania
February 7, 1997

                       Safeguard Scientifics, Inc.
                               Schedule I
                   Condensed Consolidated Balance Sheets
                         December 31, 1996 and 1995
                               (In thousands)

ASSETS                                             1996          1995
---------------                                 ----------    ----------
CURRENT ASSETS
 Cash and cash equivalents................      $    8,019    $  1,999
 Receivables less allowances
  ($25-1996; $136-1995)...................           4,140       3,538
 Notes and other receivables..............           9,403       4,259
 Inventories..............................             992       1,262
 Other current assets.....................           8,127       8,562
                                                -----------  ----------
  Total current assets.....................         30,681      19,620
PROPERTY, PLANT AND EQUIPMENT, NET.......           20,707      20,852
COMMERCIAL REAL ESTATE, NET..............                       17,787
OTHER ASSETS
 Investments in unconsolidated subsidiaries
  and affiliates..........................         241,490     224,890
 Notes and other receivables..............          14,989       6,147
 Other....................................           9,846       1,873
                                                  ----------  ----------
                                                   266,325     232,910
                                                  ----------  ----------
                                                $  317,713    $291,169
                                                  ----------  ----------
                                                  ----------  ----------


LIABILITIES AND SHAREHOLDERS' EQUITY                 1996        1995
-----------------------------------------         ----------  ----------
CURRENT LIABILITIES
 Current debt obligations....................     $  3,560    $  1,815
 Current commercial real estate debt.........                    3,103
 Accounts payable............................        1,730       1,162
 Accrued expenses............................       16,702      10,113
                                                 ----------  ----------
  Total current liabilities...................      21,992      16,193
LONG TERM DEBT..............................        12,591      79,216
COMMERCIAL REAL ESTATE DEBT.................                    17,380
DEFERRED TAXES..............................        10,860      22,899
OTHER LIABILITIES...........................         1,128       1,172
CONVERTIBLE SUBORDINATED NOTES..............       102,131
SHAREHOLDERS' EQUITY
 Common stock................................        3,280       3,280
 Additional paid-in capital..................       35,566      20,709
 Retained earnings...........................      129,970     110,043
 Treasury stock, at cost.....................       (7,165)    (10,471)
 Net unrealized appreciation on investments..        7,360      30,748
                                               -------------  ----------
                                                   169,011     154,309
                                               -------------  -----------
                                                $  317,713    $291,169
                                               -------------  -----------
                                               -------------  -----------

                             Safeguard Scientifics, Inc.
                                     Schedule I
                 Condensed Consolidated Statements of Operations
                    Years Ended December 31, 1996, 1995 and 1994
                       (In thousands except per share amounts)

                                                  1996       1995       1994
                                               ----------  ---------  ---------
REVENUES
 Net sales.............................         $  30,286  $  35,628  $  35,024
 Gains on sales of securities, net.....            26,011     17,464     21,789
 Other income..........................            10,273      9,210      7,323
                                                ---------  ---------  ---------
  Total revenues........................           66,570     62,302     64,136
COSTS AND EXPENSES
 Cost of sales.........................            19,223     23,899     22,054
 Selling...............................             1,248      1,378      1,307
 General and administrative............            21,464     17,683     14,334
 Depreciation and amortization.........             3,818      4,536      4,383
 Interest..............................             8,623      6,643      5,141
 Equity in income of unconsolidated
  subsidiaries and affiliates, net
  of taxes.............................           (12,345)   (12,655)    (2,378)
                                                 ---------  ---------  ---------
  Total costs and expenses..............           42,031     41,484     44,841
                                                 ---------  ---------  ---------
EARNINGS BEFORE TAXES ON INCOME.......             24,539     20,818     19,295
Provision for taxes on income.........              4,612      2,555      3,555
                                                 ---------  ---------  ---------
NET EARNINGS..........................           $ 19,927   $ 18,263   $ 15,740
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------
EARNINGS PER SHARE
 Primary...............................           $   .61   $    .57   $    .51
 Fully diluted.........................           $   .61   $    .53   $    .47
AVERAGE COMMON SHARES OUTSTANDING
 Primary...............................            31,348     30,734     29,439
 Fully diluted.........................            31,348     30,908     29,679

                              Safeguard Scientifics, Inc.
                                      Schedule I
                      Condensed Consolidated Statements of Cash Flows
                        Years Ended December 31, 1996, 1995 and 1994
                                     (In thousands)

                                                   1996       1995       1994
                                                ---------  ---------  ---------
OPERATING ACTIVITIES
 Net earnings.................................. $  19,927  $  18,263  $  15,740
 Adjustments to reconcile net earnings to cash
  from operating activities
 Depreciation and amortization.................     3,818      4,536      4,383
 Deferred income taxes.........................       109      1,891      3,006
 Equity in income of unconsolidated subsidiaries
  and affiliates, net..........................   (12,345)   (12,655)    (2,378)
 Gains on sales of securities, net.............   (26,011)   (17,464)   (21,789)
                                                 ---------  ---------  ---------
                                                  (14,502)    (5,429)    (1,038)
Cash provided (used) by changes in working
 capital items
 Receivables...................................    (5,746)       422     (5,239)
 Inventories...................................       270         29       (103)
 Accrued liabilities and other.................     5,354     (7,587)     1,132
                                                 ---------  ---------  ---------
Cash (used) by operating activities............   (14,624)   (12,565)    (5,248)
Proceeds from sales of securities, net.........    41,982     24,952     16,953
                                                 ---------  ---------  ---------
Cash provided by operating activities and
 sales of securities, net......................    27,358     12,387     11,705

OTHER INVESTING ACTIVITIES
 Investments and notes acquired, net..........    (64,110)   (28,638)   (49,343)
 Capital expenditures.........................     (5,985)    (3,068)    (2,375)
 Other, net...................................     (5,592)               (1,302)
                                                 ---------  ---------  ---------
Cash (used) by other investing activities.....    (75,687)   (31,706)   (53,020)

FINANCING ACTIVITIES
 Net borrowings (repayments) on revolving
  credit facilities...........................    (63,425)    16,351     17,927
 Net borrowings (repayments) on term debt.....        455     (1,035)    21,717
 Issuance of convertible subordinated notes,
  net.........................................    112,109
 Repurchase of common stock...................                   (33)      (551)
 Stock options exercised......................      5,210      3,771      1,358
                                                 ---------  ---------  ---------
Cash provided by financing activities.........     54,349     19,054     40,451
                                                 ---------  ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS..................................      6,020       (265)      (864)
Cash and cash equivalents--beginning of year..      1,999      2,264      3,128
                                                 ---------  ---------  ---------
CASH AND CASH EQUIVALENTS--END OF YEAR........  $   8,019  $   1,999  $   2,264
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-DEBT

                                               1996       1995
                                            ---------  ---------
                                                (In thousands)

Revolving credit facility.................              $ 47,800
Notes payable to equity investee
 companies................................                23,589
Industrial development revenue bonds, due
 in installments through 2008.............   $ 9,870       2,210
Mortgage note, 9.75%, payable monthly
 through 2002.............................     3,487       3,516
Other.....................................     2,794       3,916
                                            ----------  ---------
                                               16,151     81,031
Current debt obligations.................      (3,560)    (1,815)
                                            ----------  ---------
Long-term debt...........................    $ 12,591   $ 79,216
                                            ----------  ----------
                                            ----------  ----------

Aggregate maturities of long-term debt during future years are as follows (in millions): $3.6-1997; $.9-1998; $1.0-1999; $1.0-2000; $1.0-2001 and
$8.7-thereafter.

Interest paid in 1996, 1995 and 1994 was $6.3 million, $6.6 million, and $4.9 million, respectively, of which $1.1 million, $2.0 million and $2.7 million in 1996, 1995, and 1994, respectively, related to commercial real estate debt, and $3.4 million in 1996 related to convertible subordinated notes.

In connection with investments in certain unconsolidated subsidiaries and investee companies, the Company is contingently obligated for approximately $28 million in bank loan and other guarantees and $59 million for possible future investments, including committed capital to various venture funds and private equity partnerships.

NOTE 2-RECLASSIFICATIONS

Certain amounts previously reported in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.

                  SAFEGUARD SCIENTIFICS, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)


                                                       BALANCE     ADDITIONS
                                                      BEGINNING   CHARGED TO   DEDUCTIONS                  BALANCE
DESCRIPTION                                            OF YEAR    OPERATIONS       (1)         OTHER     END OF YEAR
---------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Allowance for doubtful accounts
  Year ended December 31, 1994.....................   $   5,480    $   3,378    $   1,669   $  (723)(2)  $   6,466
  Year ended December 31, 1995.....................   $   6,466    $   1,277    $     968   $(4,131)(3)  $   2,644
  Year ended December 31, 1996.....................   $   2,644    $   1,472    $     995   $   (33)(4)  $   3,088
Inventory reserves
  Year ended December 31, 1994.....................   $  15,400    $  15,049    $  18,627   $(1,148)(2)  $  10,674
  Year ended December 31, 1995.....................   $  10,674    $  13,333    $  13,581   $  (902)(3)  $   9,524
  Year ended December 31, 1996.....................   $   9,524    $  15,529    $  16,119   $            $   8,934


(1) Net write-offs.

(2) Sale and deconsolidation of Micro Decisionware and Coherent, respectively.

(3) Deconsolidation of Center Core.

(4) Sale of the Phoenix location of Pioneer Metal Finishing and the Commerical Real Estate operations.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 1996.

(c) Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

3.1     Amended and Restated Articles of Incorporation of the Company*

3.2     By-laws of the Company, as amended (6)(Exhibit 3.2)

4.1**   1979 Stock Option Plan (1)(Exhibit 10)

4.2**   1980 Stock Option Plan (1)(Exhibit 10)(5)(Exhibit 10.5)

4.3**   1990 Stock Option Plan, as amended*

4.4**   Stock Option Plan for Non-Employee Directors (11) (Exhibit 4.8)

4.5**   Safeguard Scientifics, Inc. Amended and Restated Stock Savings Plan
        (14) (Exhibit 4.9)

4.6**   First Amendment to Safeguard Scientifics, Inc. Stock Savings Plan*

4.7**   Safeguard Scientifics, Inc. Stock Savings Plan Trust Agreement
        (5)(Exhibit 4.2)

4.8     Trust Indenture Agreement dated February 1, 1996 (17) (Exhibit 10.34)

4.9 Purchase Agreement dated February 1, 1996 between Safeguard Scientifics, Inc. and JP Morgan Securities, Inc. (17) Exhibit 10.35)

10.1**  Safeguard Scientifics Money Purchase Pension Plan (6)(Exhibit 10.3)

10.2**  First Amendment to Safeguard Scientifics Money Purchase Pension Plan
        (11) (Exhibit 10.2)

10.3**  Second Amendment to Safeguard Scientifics Money Purchase Pension Plan
        (14) (Exhibit 10.3)

10.4** Third Amendment to Safeguard Scientifics Money Pension Plan (17) (Exhibit 10.4)

10.5**   Safeguard Scientifics Money Purchase Pension Plan Trust Agreement
         (6)(Exhibit 10.4)

10.6**   Safeguard Management Incentive Compensation Plan (7)(Exhibit 10.3)

10.7** Safeguard Scientifics, Inc. Long Term Incentive Plan, as amended and restated effective June 15, 1994 (14) (Exhibit 10.6)

10.8** Form of Promissory Notes dated December 22, 1994 given by certain executives for advances by the Company of income tax withholdings on restricted stock grants (14) (Exhibit 10.7)

10.9** Form of Promissory Notes dated January 3, 1995 given by certain executives for advances by the Company of income tax withholdings on restricted stock grants (14) (Exhibit 10.8)

10.10** Form of Promissory Notes dated December 12, 1995 and December 20, 1995 given by certain executives for advances by the Company of income tax withholdings on restricted stock grants. (17) (Exhibit 10.10)

10.11** Form of Promissory Notes dated February 12, 1997 given by certain executives for advances by the Company of income tax withholdings on restricted stock grants*

10.12**  Safeguard Scientifics, Inc. Deferred Compensation Plan (2)(Exhibit
         10.12)

10.13 Credit Agreement, dated as of September 13, 1996, between Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and PNC Bank, N.A. (exhibits omitted) (19) (Exhibit 10.1)

10.14 Credit Agreement, dated as of September 26, 1996, between NationsBank of Texas, N.A. and CompuCom Systems, Inc. (exhibits and schedules omitted) (19) (Exhibit 10.2)

10.15 Amended and Restated Master Security and Administration Agreement, dated as of September 25, 1996, among CompuCom Systems, Inc., NationsBank of Texas, N.A., CSI Funding, Inc. and Enterprise Funding Corporation (exhibits omitted) (19) (Exhibit 10.3)

10.16 Amendment No. 1 dated December 5, 1996 to Amended and Restated Master Security Agreement among CompuCom Systems, Inc., NationsBank of Texas, CSI Funding, Inc. and Enterprise Funding Corporation*

10.17 Receivables Purchase Agreement dated April 1, 1996 between CompuCom Systems, Inc. and CSI Funding, Inc. (exhibits omitted) (18) (Exhibit 10.6)

10.18 First Amendment to Receivables Purchase Agreement, dated as of September 25, 1996, between CompuCom Systems, Inc. and CSI Funding, Inc. (exhibits omitted) (19) (Exhibit 10.4)

10.19 Transfer and Administration Agreement, dated as of April 1, 1996, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) (18) (Exhibit 10.7)

10.20 First Amendment to Transfer and Administration Agreement, dated as of September 25, 1996, among CSI Funding, Inc.,

         CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) (19) (Exhibit 10.5)

10.21 Amendment No. 2 dated December 5, 1996 to Transfer and Administration Agreement among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A.*

10.22** Promissory Note dated February 12, 1997 from Edward Anderson to CompuCom Systems, Inc.*

10.23** Pledge Agreement dated August 31, 1994 between Edward Anderson and CompuCom Systems, Inc. (14) (Exhibit 10.27)

11       Computation of Per Share Earnings*

13 Pages 28 to 45 of Annual Report to Shareholders for year ended December 31, 1996*

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

(17) Filed on April 1, 1996 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.

(18) Filed on May 15, 1996 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.

(19) Filed on November 12, 1996 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 24, 1997               SAFEGUARD SCIENTIFICS, INC.

                                      By: /s/ Warren V. Musser
                                          ----------------------------------
                                          Warren V. Musser, Chairman and Chief
                                          Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 24, 1997               /s/ Warren V. Musser
                                     -----------------------------------------
                                     Warren V. Musser, Chairman and Chief
                                     Executive Officer (Principal Executive
                                     Officer)

Dated:  March 25, 1997               /s/ Michael W. Miles
                                     -----------------------------------------
                                     Michael W. Miles, Vice President and Chief
                                     Financial Officer (Principal Financial and
                                     Accounting Officer)

Dated:  March 26, 1997               /s/ Vincent G. Bell, Jr.
                                     -----------------------------------------
                                     Vincent G. Bell, Jr., Director

Dated:  March 27, 1997               /s/ Donald R. Caldwell
                                     -----------------------------------------
                                     Donald R. Caldwell, Director

Dated:  March 25, 1997               /s/ Robert A. Fox
                                     -----------------------------------------
                                     Robert A. Fox, Director

Dated:  March 25, 1997               /s/ Delbert W. Johnson
                                     -----------------------------------------
                                     Delbert W. Johnson, Director

Dated:  March 21, 1997               /s/ Robert E. Keith, Jr.
                                     -----------------------------------------
                                     Robert E. Keith, Jr., Director

Dated:  March 24, 1997               /s/ Peter Likins
                                     -----------------------------------------
                                     Peter Likins, Director

Dated:  March 26, 1997               /s/ Jack L. Messman
                                     -----------------------------------------
                                     Jack L. Messman, Director

Dated:  March 25, 1997               /s/ Russell E. Palmer
                                     -----------------------------------------
                                     Russell E. Palmer, Director

Dated:  March 27, 1997               /s/ John W. Poduska Sr.
                                     -----------------------------------------
                                     John W. Poduska Sr., Director

Dated:  March 25, 1997               /s/ Heinz Schimmelbusch
                                     -----------------------------------------
                                     Heinz Schimmelbusch, Director

Dated:  March 23, 1997               /s/ Hubert J. P. Schoemaker
                                     -----------------------------------------
                                     Hubert J. P. Schoemaker, Director

                  SAFEGUARD SCIENTIFICS, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)


                                                       BALANCE     ADDITIONS
                                                      BEGINNING   CHARGED TO   DEDUCTIONS                  BALANCE
DESCRIPTION                                            OF YEAR    OPERATIONS       (1)         OTHER     END OF YEAR
---------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Allowance for doubtful accounts
  Year ended December 31, 1994.....................   $   5,480    $   3,378    $   1,669   $  (723)(2)  $   6,466
  Year ended December 31, 1995.....................   $   6,466    $   1,277    $     968   $(4,131)(3)  $   2,644
  Year ended December 31, 1996.....................   $   2,644    $   1,472    $     995   $   (33)(4)  $   3,088
Inventory reserves
  Year ended December 31, 1994.....................   $  15,400    $  15,049    $  18,627   $(1,148)(2)  $  10,674
  Year ended December 31, 1995.....................   $  10,674    $  13,333    $  13,581   $  (902)(3)  $   9,524
  Year ended December 31, 1996.....................   $   9,524    $  15,529    $  16,119   $            $   8,934


(1) Net write-offs.

(2) Sale and deconsolidation of Micro Decisionware and Coherent, respectively.

(3) Deconsolidation of Center Core.

(4) Sale of the Phoenix location of Pioneer Metal Finishing and the Commerical Real Estate operations.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 24, 1997               SAFEGUARD SCIENTIFICS, INC.

                                      By: /s/ Warren V. Musser
                                          ----------------------------------
                                          Warren V. Musser, Chairman and Chief
                                          Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 24, 1997               /s/ Warren V. Musser
                                     -----------------------------------------
                                     Warren V. Musser, Chairman and Chief
                                     Executive Officer (Principal Executive
                                     Officer)

Dated:  March 25, 1997               /s/ Michael W. Miles
                                     -----------------------------------------
                                     Michael W. Miles, Vice President and Chief
                                     Financial Officer (Principal Financial and
                                     Accounting Officer)

Dated:  March 26, 1997               /s/ Vincent G. Bell, Jr.
                                     -----------------------------------------
                                     Vincent G. Bell, Jr., Director

Dated:  March 27, 1997               /s/ Donald R. Caldwell
                                     -----------------------------------------
                                     Donald R. Caldwell, Director

Dated:  March 25, 1997               /s/ Robert A. Fox
                                     -----------------------------------------
                                     Robert A. Fox, Director

Dated:  March 25, 1997               /s/ Delbert W. Johnson
                                     -----------------------------------------
                                     Delbert W. Johnson, Director

Dated:  March 21, 1997               /s/ Robert E. Keith, Jr.
                                     -----------------------------------------
                                     Robert E. Keith, Jr., Director

Dated:  March 24, 1997               /s/ Peter Likins
                                     -----------------------------------------
                                     Peter Likins, Director

Dated:  March 26, 1997               /s/ Jack L. Messman
                                     -----------------------------------------
                                     Jack L. Messman, Director

Dated:  March 25, 1997               /s/ Russell E. Palmer
                                     -----------------------------------------
                                     Russell E. Palmer, Director

Dated:  March 27, 1997               /s/ John W. Poduska Sr.
                                     -----------------------------------------
                                     John W. Poduska Sr., Director

Dated:  March 25, 1997               /s/ Heinz Schimmelbusch
                                     -----------------------------------------
                                     Heinz Schimmelbusch, Director

Dated:  March 23, 1997               /s/ Hubert J. P. Schoemaker
                                     -----------------------------------------
                                     Hubert J. P. Schoemaker, Director