Form 10-Q
period 1997-03-31
SAFEGUARD SCIENTIFICS INC ET AL
filed 1997-05-15
CIK 86115

                             FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC 20549


          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1997    Commission File Number 1-5620


                      SAFEGUARD SCIENTIFICS, INC.
 -----------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


       Pennsylvania                                23-1609753
------------------------------------------------------------------------
(state or other jurisdiction of              (I.R.S. Employer
incorporation or organization)            Identification Number)


800 The Safeguard Building,   435 Devon Park Drive    Wayne, PA   19087
------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (610) 293-0600

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              Yes X         No
                 -----        -----


Number of shares outstanding as of May 12, 1997


Common Stock           31,268,183

                        SAFEGUARD SCIENTIFICS, INC.
                        QUARTERLY REPORT FORM 10-Q

                                 INDEX

                    PART I-FINANCIAL INFORMATION                          Page
                    ----------------------------                          ----

Item 1-Financial Statements:

  Consolidated Balance Sheets-
  March 31, 1997 (unaudited) and December 31, 1996.......................... 3

  Consolidated Statements of Operations (unaudited)-
  Three Months Ended March 31, 1997 and 1996................................ 4

  Consolidated Statements of Cash Flows (unaudited)-
  Three Months Ended March 31, 1997 and 1996................................ 5

  Notes to Consolidated Financial Statements................................ 6

Item 2-Management's Discussion and Analysis of
       Financial Condition and Results of Operations........................ 9


                    PART II-OTHER INFORMATION
                    -------------------------

Item 4-Submission of Matters to a Vote of Security Holders..................15

Item 5-Other Information....................................................16

Item 6-Exhibits and Reports on Form 8-K.....................................17

Signatures..................................................................18

                        SAFEGUARD SCIENTIFICS, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (in thousands)


ASSETS                                                                March 31                  December 31
                                                                        1997                        1996
                                                                   --------------             ----------------
                                                                    (UNAUDITED)
Current Assets
Cash and cash equivalents                                           $  5,399                     $ 12,881
Receivables less allowances ($3,105-1997; $3,088-1996)               341,728                      399,403
Inventories                                                          193,253                      234,543
Other current assets                                                   8,926                        7,239
                                                                    --------                     --------
  Total current assets                                               549,306                      654,066

Property, Plant and Equipment                                        122,858                      118,394
  Less accumulated depreciation and amortization                     (40,780)                     (39,525)
                                                                    --------                     --------
                                                                      82,078                       78,869

Other Assets
Investments                                                          148,804                      134,844
Notes and other receivables                                           11,034                        9,038
Excess of cost over net assets of business acquired                   29,661                       30,286
Other                                                                 30,263                       28,967
                                                                    --------                     --------
                                                                     219,762                      203,135
                                                                    --------                     --------
                                                                    $851,146                     $936,070
                                                                    --------                     --------
                                                                    --------                     --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Current debt obligations                                            $  9,207                     $  8,640
Accounts payable                                                     144,878                      221,992
Accrued expenses                                                      76,129                       77,904
                                                                    --------                     --------
  Total current liabilities                                          230,214                      308,536

Long Term Debt                                                       235,492                      252,725

Deferred Taxes                                                        19,393                       18,311
Minority Interest and Other                                           87,684                       85,356

Convertible Subordinated Notes                                        90,881                      102,131

Shareholders' Equity
Common stock                                                           3,280                        3,280
Additional paid-in capital                                            45,440                       35,566
Retained earnings                                                    134,462                      129,970
Treasury stock, at cost                                               (5,084)                      (7,165)
Net unrealized appreciation on investments                             9,384                        7,360
                                                                    --------                     --------
                                                                     187,482                      169,011
                                                                    --------                     --------
                                                                    $851,146                     $936,070
                                                                    --------                     --------
                                                                    --------                     --------

                             SAFEGUARD SCIENTIFICS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except per share data)



                                                     Three Months Ended
                                                          March 31
                                                 --------------------------
                                                     1997          1996
                                                 --------------------------
                                                         (UNAUDITED)


Revenues
  Net Sales
    Product                                        $385,405      $390,087
    Services                                         62,171        40,010
                                                   --------      --------
  Total net sales                                   447,576       430,097

  Gains on sales of securities, net                   7,201         5,680
  Other income                                        2,686         1,888
                                                   --------      --------
    Total revenues                                  457,463       437,665

Costs and Expenses
  Cost of sales-product                             342,068       346,292
  Cost of sales-services                             40,262        25,477
  Selling                                            33,616        27,954
  General and administrative                         19,723        17,665
  Depreciation and amortization                       5,234         4,616
  Interest                                            5,198         5,355
  Income from equity investments                       (104)         (887)
                                                   --------      --------
    Total costs and expenses                        445,997       426,472
                                                   --------      --------

Earnings Before Minority Interest and Taxes          11,466        11,193
  Minority interest                                  (3,979)       (4,559)
                                                   --------      --------

Earnings Before Taxes On Income                       7,487         6,634

  Provision for taxes on income                       2,995         2,654
                                                   --------      --------
Net Earnings                                         $4,492        $3,980
                                                   --------      --------
                                                   --------      --------

Earnings Per Share
  Primary                                            $  .14      $    .12
  Fully diluted                                      $  .14      $    .12

Average Common Shares Outstanding
  Primary                                            32,032        31,056
  Fully diluted                                      32,032        31,172


                             SAFEGUARD SCIENTIFICS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)



                                                                       Three Months Ended
                                                                            March 31
                                                                   --------------------------
                                                                       1997          1996
                                                                   --------------------------
                                                                           (UNAUDITED)


Operating Activities
Net earnings                                                        $  4,492      $  3,980
Adjustments to reconcile net earnings to cash from operating activities
  Depreciation and amortization                                        5,234         4,616
  Deferred income taxes                                                 (179)          (71)
  Income from equity investments                                        (104)         (887)
  Gains on sales of securities, net                                   (7,201)       (5,680)
  Minority interest, net                                               2,387         2,669

Cash provided (used) by changes in working capital items
  Receivables                                                         66,514         1,872
  Inventories                                                         41,290       (34,567)
  Accounts payable, accrued expenses and other                       (80,648)       17,305
                                                                    ---------     -------
Cash provided (used) by operating activities                          31,785       (10,763)

Proceeds from sales of securities, net                                   987         6,848
                                                                    --------      --------
Cash provided (used) by operating activities and sales of
  securities, net                                                     32,772        (3,915)

Other Investing Activities
Investments and notes acquired, net                                  (19,247)       (6,230)
Capital expenditures                                                  (6,395)       (2,135)
Business acquisitions, net of cash acquired                                         (5,372)
Other, net                                                              (591)       (2,492)
                                                                    --------      --------
Cash (used) by other investing activities                            (26,233)      (16,229)

Financing Activities
Issuance of subordinated notes, net                                                112,413
Net repayments on revolving credit facilities                        (15,869)      (45,271)
Net repayments on term debt                                             (797)       (7,182)
Issuance of Company and subsidiary stock                               2,645         1,647
                                                                   ---------      --------
Cash provided (used) by financing activities                         (14,021)       61,607
                                                                   ---------      --------
Increase (Decrease) in Cash and Cash Equivalents                      (7,482)       41,463
Cash and Cash Equivalents - beginning of year                         12,881         7,267
                                                                   ---------      --------
Cash and Cash Equivalents - End of Period                           $  5,399      $ 48,730
                                                                   ---------      --------
                                                                   ---------      --------

                             SAFEGUARD SCIENTIFICS, INC.
                      Notes to Consolidated Financial Statements
                                    March 31, 1997

1.  General
    _______

    The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Summary of Accounting Policies and Notes to Consolidated Financial Statements included in the 1996 Form 10-K should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring adjustments) which the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

2.  Stock Split
    ___________

    All share and per share data and related data have been retroactively adjusted to reflect the two-for-one split of the Company's common shares effective July 17, 1996.

3.  Reclassifications
    _________________

    Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

4.   Debt
     ____

     The following summarizes (in thousands) long-term debt at March 31, 1997 and December 31, 1996:

                                                March 31,          December 31,

                                                  1997                 1996
                                               -------------    ------------------
                                               (UNAUDITED)
     Parent Company and Other Recourse Debt
     Revolving credit facility                  $    14,700
     Other                                           15,930              $    16,151
                                               -------------    --------------------
                                                     30,630                   16,151
                                               -------------    --------------------
     Subsidiary Debt  (Non-Recourse to Parent)
     CompuCom                                       208,104                  239,946
     Other                                            5,965                    5,268
                                               ------------     --------------------
                                                    214,069                  245,214
                                               -------------    --------------------
                                                    244,699                  261,365
     Current debt obligations                        (9,207)                  (8,640)
                                               -------------    --------------------
     Long-term debt                                $235,492                 $252,725
                                               -------------    --------------------
                                               -------------    --------------------

5. Convertible Subordinated Notes
    ______________________________

    In February 1997, approximately $11.3 million of Notes were converted into 388,131 shares of the Company's Common Stock.

6.  Investments
    ___________

    The following summarizes (in thousands) the Company's investments as of March 31, 1997 and December 31, 1996. Market value reflects the price of minority-owned publicly-traded securities at the close of business at the respective date. Unrealized appreciation reflects the net excess of market value over carrying value of publicly-traded securities classified as available-for-sale.


                                              March 31, 1997            December 31, 1996
                                         ----------------------    -------------------------

                                          Carrying     Market       Carrying        Market
                                           Value       Value          Value         Value
                                         ----------   ---------   ------------    ----------
                                               (UNAUDITED)

    Equity Investees
         Cambridge                        $17,363     $212,971      $ 15,340        $316,620
         Coherent                          11,107       83,548        10,206          94,445
         Sanchez                            4,607       14,109         4,346          22,799
         USDATA                             6,422        8,571         6,664          14,410
         Non-public companies              44,763                     40,333
                                        ------------              -------------
                                           84,262                     76,889

    Brandywine Realty Trust                 8,519       10,251         8,519           9,695
    Diamond                                 1,549        5,753
    Integrated Systems Consulting Group     1,891        6,274         1,891           9,770
    National Media                          2,035       11,465         2,035           7,790
    Sybase                                 13,733        7,600        13,733           9,059
    Other public companies                    679        1,500           989           2,005
    Unrealized appreciation                14,437                     11,152
    Non-public companies                   21,699                     19,636
                                       ------------                -------------
                                         $148,804                   $134,844
                                       ------------                --------------
                                       ------------                --------------

    The following summarized financial information for investees accounted for on the equity method of accounting at March 31, 1997 and 1996 has been compiled from the financial statements of the respective investees and reflects historical data for the period during which each respective investee was accounted for on the equity method (in thousands):

                                        Three Months Ended March 31,
                                            1997           1996
                                        ------------   -----------
                                                (UNAUDITED)
    Net sales:
        Public companies                  $102,302        $69,389
        Non-public companies                72,486         28,665
                                        ------------   ------------
                                          $174,788        $98,054
                                        ------------   ------------
                                        ------------   ------------

7.   Recently Issued Pronouncements
     ______________________________

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share (Statement
    128). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Adoption of Statement 128 during the first quarter of 1997 would have resulted in basic and diluted EPS of $.14 and $.14 per share, respectively, compared to $.13 and $.12 per share, respectively, for the same period in 1996.

                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

GENERAL
_______

    The Company's business strategy is the development of advanced technology-oriented, entrepreneurially-driven partnership companies to achieve maximum returns for its shareholders. The Company provides to its partnership companies and associated venture funds active strategic management, operating guidance, acquisition and disposition assistance, board and management recruitment and innovative financing. The Company offers its shareholders, through the rights offering process, the opportunity to acquire direct ownership in selected partnership companies which it believes are ready for public ownership.

    If the Company significantly increases or reduces its investment in any of the partnership companies, the Company's consolidated net sales and earnings may fluctuate primarily due to the applicable accounting method used for recognizing its participation in the operating results of that company.

    The net sales and related costs and expenses of a partnership company are included in the Company's consolidated operating results if the Company owns more than 50% of the outstanding voting securities of the partnership company. Participation of shareholders other than the Company in the earnings or losses of a more than 50% owned partnership company is reflected in the caption "Minority interest" in the Consolidated Statement of Operations which adjusts consolidated earnings to reflect only the Company's share of the earnings or losses of the partnership company. The partnership companies that are consolidated in the first quarter of 1997 are CompuCom Systems, Inc., Tangram Enterprise Solutions, Inc., Premier Solutions Ltd. and Pioneer Metal Finishing. Premier was sold in April 1997 and therefore will not be consolidated beginning in the second quarter.

    Investments in companies in which the Company owns 50% or less of the outstanding voting securities, in which significant influence is exercised, are accounted for on the equity method of accounting. Significant influence is presumed at a 20% ownership level; however, the Company applies the equity method for certain companies in which it owns less than 20% because it exerts significant influence through representation on those companies' Boards of Directors and other means. Under the equity method of accounting, a partnership company's net sales and related costs and expenses are not included in the Company's consolidated operating results; however, the Company's share of the earnings or losses of the partnership company is reflected in the caption "Income from equity investments" in the Consolidated Statement of Operations. The number of partnership companies accounted for in the equity method has increased significantly over the last several years. In addition, the Company's current strategy is to invest in larger more mature companies. As a result, total revenues from the Company's equity investments, which are not included in the Consolidated Statements of Operations, have increased significantly (see Note 6 to the Consolidated Financial Statements).

     Under either consolidation accounting or the equity method of accounting, only the Company's share of the earnings or losses of a partnership company is included in the Consolidated Statement of Operations.

Operations Overview
___________________

Net sales by industry segment were (in thousands):

                                            Three Months Ended
                                                 March 31,
                                             1997        1996
                                         -----------  -----------
                                              (UNAUDITED)
Information Technology
    Microcomputer Systems and Services   $431,889     $413,334
    Information Solutions                   7,970        9,444
                                         --------     --------
                                          439,859      422,778

Metal Finishing                             7,717        6,739
Commercial Real Estate                                     580
                                         --------     --------
                                         $447,576     $430,097
                                         --------     --------
                                         --------     --------

    Microcomputer Systems and Services sales increased due to CompuCom's services sales increasing 63% while its product sales were essentially flat. The increase in services sales reflects CompuCom's continued focus on expanding its network and technology services at competitive prices to meet increased customer demand for its value-added desktop network services. This increase in services sales was achieved despite the lack of growth in product sales which CompuCom believes is due to an overall industry-wide demand softness caused by smaller than anticipated manufacturers' price reductions, the delay in corporate customers upgrading to Pentium Pro technology, and increased market share gain by direct marketers. CompuCom anticipates product demand softness will continue into the second quarter of 1997.

    Information Solutions sales decreased due to lower sales at Premier. In the second quarter of 1997, all of the assets of Premier were sold and the
Company will record a gain from the sale in the second quarter.   Tangram's
sales were up modestly over 1996. However, losses increased as a result of the company's substantial investment in marketing its Asset Insight product and personnel increases to support the Asset Insight product rollout. Tangram expects to continue to devote substantial resources to developing sales.

    Net earnings were $4.49 million, or $.14 a share in 1997, compared to $3.98 million, or $.12 a share, for the same period in 1996. The Company's increased net earnings in the first quarter of 1997 resulted primarily from higher securities gains, improved Metal Finishing results and elimination of losses from the Company's real estate operations due to the second half 1996 sale of such operations, partially offset by decreased earnings at CompuCom and lower income from equity investments. Although CompuCom grew its services sales significantly, the lack of
                                          10
growth in product sales and CompuCom's continued investment in the service business and overall infrastructure of the company caused CompuCom's net earnings to decrease 15%. Future improved profitability at CompuCom will depend on its ability to retain and hire quality service personnel while effectively managing the utilization of such personnel, increased focus on providing technical service and support to customers, product demand, competition, manufacturer product availability and pricing changes, effective utilization of vendor programs, and control of operating expenses.

    Securities gains in the first quarter of 1997 resulted primarily from the open market sales of a portion of the Company's interest in Cambridge Technology Partners and the sale of shares in the Diamond Technology Partners rights offering to the Company's shareholders. Partially offsetting these gains were charges incurred in the disposition of investments and provisions for other investments and notes. The Company continually evaluates investments for indications of impairment based on the market value of each investment relative to cost, the financial condition and near-term prospects of the investment and other relative factors. The market value of the Company's holdings in Sybase was significantly below carrying value at December 31, 1996 and March 31, 1997 which is reflected at the end of each period as a component of Net Unrealized Appreciation on Investments in the shareholders' equity section of the Consolidated Balance Sheet. The Company is continuing to evaluate its holdings in Sybase in the second quarter to determine if the decline in the market value of Sybase is deemed to be other than temporary. Securities gains of varying magnitude have been realized in recent years; prior gains are not necessarily indicative of gains which may be realized in the future.

    Income from equity investments fluctuates with the Company's ownership percentage and the operating results of investees accounted for on the equity method. Increased equity income from the Company's public equity investments in 1997 was more than offset by the Company's share of losses at certain private, early-stage equity investments and increased amortization of the excess of carrying value over the Company's share of underlying net assets of equity investments. The Company's public investments accounted for on the equity method in the first quarter of 1997 include Cambridge, Coherent Communications, Diamond, Sanchez Computer Associates and USDATA Corporation.

    Cambridge's earnings increased 55% on a 50% revenue increase, as it continues to see increased demand for its services worldwide. Its expanded service line has been very favorably received and includes developing Internet-enabled and mission critical client/server applications, deploying package solutions, particularly enterprise resource solutions, and providing management consulting services. Safeguard owns approximately 17% of Cambridge's common stock at March 31, 1997.

    Coherent reported increased earnings of 37% on a 44% sales increase as all of its sales regions reported double digit sales increases in the quarter. Asian sales were particularly strong with growth in excess of 200%, as the company opened offices in Singapore, Tokyo, and Beijing, all of which contributed to the growth. Safeguard owns approximately 32% of Coherent's common stock at March 31, 1997.

    Diamond reported increased earnings of 165% on a 49% sales increase.
Diamond has grown revenues sequentially every quarter since its inception eleven quarters ago, when the company started with the goal of helping clients develop and deploy digital business strategies. During the first quarter of 1997, the Company completed the rights offering of Diamond common stock to the Company's shareholders. As a result of the rights offering, the Company owns less than 9% of Diamond's common stock at March 31, 1997. Accordingly, the Company will discontinue accounting for its investment in Diamond on the equity method of accounting subsequent to the first quarter.

    Sanchez's revenues increased 48% with strong earnings, compared to 1996.
The increased revenue was primarily attributable to significant growth in the number of active implementations of its PROFILE product, in particular the rapid installation and initial conversion during the quarter of ING Direct in Canada, its first Direct Bank contract and its first contract performed in partnership with IBM. Also contributing to the first quarter results was the signing of an agreement with CitiBank Canada, implementation-related revenues from the company's first project in the Asia-Pacific Rim, as well as increased activity relative to client projects in Central Europe. Safeguard owns approximately 24% of Sanchez's common stock at March 31, 1997.

    USDATA reported lower sales and earnings compared to the first quarter of 1996 primarily as a result of weak international software sales. During the quarter, Bill Newell, a Safeguard Vice President, replaced the former CEO and President. In addition, a new managing director of European operations was hired. Safeguard owns approximately 20% of USDATA's common stock at March 31, 1997.

    The Company's overall gross margin was 14.6% and 13.6% in the first quarter of 1997 and 1996, respectively. CompuCom's product gross margin for the first quarter of 1997 was 10.4% compared to 10.1% for the same period in 1996. The higher margin at CompuCom is principally due to the reduction in product sales to some of the company's larger customers, which typically have lower product margins. Future product margins at CompuCom will be influenced by manufacturers' pricing strategies together with competitive pressures from other resellers in the industry, as well as the level of sales to some of
CompuCom's larger customers.   CompuCom's services gross margin for the first
quarter decreased to 36.0% in 1997 from 37.2% in 1996. The slight decrease was primarily caused by a change in the mix of services provided during the periods. CompuCom participates in certain manufacturer-sponsored programs designed to increase sales of specific products. These programs, excluding volume incentive programs and specific product rebates, are not material when compared to CompuCom's overall financial results.

    Selling and general and administrative expense as a percentage of net sales increased to 11.9% in 1997 from 10.6% in 1996 largely as a result of costs incurred by CompuCom to expand the services business and the growth in service sales, as services typically carry a higher commission rate than product sales. CompuCom's general and administrative expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by CompuCom.

    Interest expense decreased in the first quarter of l997 compared to the same period in 1996 primarily as a result of the elimination of interest related to the Company's real estate operations, partially offset by an increase in interest at CompuCom due to increased borrowings resulting from their overall growth.

Liquidity and Capital Resources
_______________________________

    The Company maintains a $100 million revolving credit facility which matures in May 2000. Outstanding borrowings at March 31, 1997 were $14.7 million. The credit facility is secured by the equity securities the Company holds of its publicly traded partnership companies, including CompuCom. The value of these securities significantly exceeds the total availability under the bank credit facility. The Company is presently negotiating with its banks to increase the availability under the credit facility to $150 million.

    Existing cash resources, availability under the Company's revolving credit facility, proceeds from the sales from time to time of selected minority-owned publicly traded securities and other internal sources of cash flow should be sufficient to fund the Company's cash requirements through 1997, including investments in new or existing partnership companies and general corporate requirements, as well as the repurchase of up to $20 million of the Company's Common Stock from time to time in the open market as authorized by the Company's Board of Directors in March 1997.

    CompuCom and Premier maintain separate, independent bank credit facilities which are nonrecourse to the Company and are secured by substantially all of the assets of the applicable borrower. During recent years, CompuCom has utilized operating earnings, bank facilities, equity financing and long-term subordinated notes to fund its significant sales growth and related operating asset requirements. CompuCom has $325 million of financing capacity through bank facilities consisting of a $225 million credit facility and a $100 million receivables securitization agreement. CompuCom's credit facility prohibits the payment of common stock dividends by CompuCom while its credit line remains outstanding. At March 31, 1997, approximately $202.4 million was outstanding under CompuCom's bank facilities. Premier had $4.4 million outstanding on its master demand note at March 31, 1997 which was repaid in the second quarter in connection with the sale of Premier's assets.

    Cash flows related to operating activities increased primarily due to a decrease in working capital at CompuCom. The Company's operations are not capital intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. Capital asset requirements are generally funded through bank credit facilities, internally generated funds or other financing sources. CompuCom has begun to refurbish and update its new headquarters and operations campus and currently anticipates the consolidation of its existing Dallas headquarters and operations from two leased facilities to the new site by the third quarter of 1997. After that consolidation is complete, CompuCom expects to sell the headquarters facility it currently owns and occupies. Capital expenditures during the first quarter of 1997 were primarily related to getting CompuCom's new headquarters and operations campus ready for full occupancy and costs incurred in the construction of the Monroe, Michagan Metal Finishing Facility. The Company expects capital expenditures to decline after these construction projects have been significantly completed. There were no material asset purchase commitments at March 31, 1997.

Item 4.   Submission of Matters to a Vote of Security Holders
          ___________________________________________________

    The Company held its Annual Meeting of Shareholders on May 8, 1997. At the meeting, the shareholders voted in favor of electing as directors the twelve nominees named in the Proxy Statement dated April 3, 1997 and in favor of amending the Company's 1990 Stock Option Plan. The number of votes cast were as follows:


I.       ELECTION OF DIRECTORS


                                           FOR               WITHHELD
                                      ------------       ----------------
Warren V. Musser                       28,494,611            172,419
Vincent G. Bell, Jr.                   28,494,681            172,349
Donald R. Caldwell                     28,467,929            199,101
Robert A. Fox                          28,502,716            166,114
Delbert W. Johnson                     28,503,741            163,289
Robert E. Keith, Jr.                   27,341,641          1,397,389
Peter Likins, Ph.D.                    28,495,116            171,914
Jack L. Messman                        28,497,916            169,114
Russell E. Palmer                      28,502,866            164,164
John W. Poduska, Sr., Ph.D.            28,469,839            197,191
Heinz Schimmelbusch, Ph.D.             28,500,767            166,263
Hubert J.P. Schoemaker, Ph.D.          27,277,298          1,389,732

II. PROPOSAL TO AMEND THE COMPANY'S 1990 STOCK OPTION PLAN


            FOR              AGAINST             ABSTAIN
      ------------         ----------        -------------
       25,388,743           2,095,996            211,368

Item 5.   Other Information
          _________________

    In the second quarter of 1997, substantially all of the assets of Premier Solutions Ltd. were sold for approximately $30 million.

    On April 30, 1997, it was announced that one of the Company's partnership companies, ChromaVision Medical Systems, Inc. (formerly known as MicroVision Medical Systems, Inc.), had filed a registration statement with the Securities and Exchange Commission for a rights offering to the Company's shareholders of approximately 6,400,000 shares of ChromaVision common stock. ChromaVision has developed an automated intelligent microscope system that uses proprietary imaging technologies for a wide variety of diagnostic and research applications. It is anticipated that the rights will have an exercise price of $5.00 per share and that the rights offering will commence in mid-1997. The Company's shareholders will receive rights, exercisable for approximately 35 days after issuance, to purchase one share of ChromaVision common stock for every five shares of the Company's common stock owned. Rights holders will be able to exercise rights for as few as 20 shares of ChromaVision common stock. The offering will be made only by means of a prospectus, subject to the effectiveness of the registration statement.

Item 6.     Exhibits and Reports on Form 8-K
            ________________________________

    (a)  Exhibits

         Number                  Description

         10.1      Asset Acquisition Agreement dated April 15, 1997 for the
                   sale of certain assets of Premier Solutions Ltd. to a
                   subsidiary of Sungard Data Systems Inc. (exhibits omitted)
         10.2      Amendment to Safeguard Scientifics, Inc. 1990 Stock Option
                   Plan dated October 25, 1996
         10.3      Amendment No. 3 to Transfer and Administration Agreement,
                   dated as of February 1, 1997, among CSI Funding, Inc.,
                   CompuCom Systems, Inc., Enterprise Funding Corporation and
                   NationsBank N.A.
         11        Computation of Per Share Earnings
         27        Financial Data Schedule (electronic filing only)

    (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1997.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             SAFEGUARD SCIENTIFICS, INC.
                                       (Registrant)


Date:   May 15, 1997              /s/ Warren V. Musser
                                  ------------------------------------------
                                  Warren V. Musser
                                  Chairman and Chief Executive Officer


Date:   May 15, 1997              /s/ Michael W. Miles
                                  ------------------------------------------
                                  Michael W. Miles
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and
                                       Principal Accounting Officer)