Form 10-Q
period 1997-06-30
SAFEGUARD SCIENTIFICS INC ET AL
filed 1997-08-14
CIK 86115

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


            Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1997      Commission File Number 1-5620

                      SAFEGUARD SCIENTIFICS, INC.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


             Pennsylvania                             23-1609753
  -----------------------------------------------------------------------------
  (state or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                Identification Number)


  800 The Safeguard Building,    435 Devon Park Drive    Wayne, PA     19087
  -----------------------------------------------------------------------------
  (Address of principal executive offices)                           (Zip Code)

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

                                YES /X/   NO / /

    Number of shares outstanding as of    August 12, 1997

    Common Stock                          31,302,897

                          SAFEGUARD SCIENTIFICS, INC.
                           QUARTERLY REPORT FORM 10-Q

                                     INDEX

                                      PART I -- FINANCIAL INFORMATION                                              PAGE
                                      -------------------------------                                         -----------

Item 1--Financial Statements:

  Consolidated Balance Sheets -- June 30, 1997 (unaudited) and December 31, 1996...........................           3

  Consolidated Statements of Operations (unaudited) -- Three and Six Months Ended June 30, 1997 and 1996...           4

  Consolidated Statements of Cash Flows (unaudited) -- Six Months Ended June 30, 1997 and 1996.............           5

  Notes to Consolidated Financial Statements...............................................................           6

  Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations..........           9


                                        PART II--OTHER INFORMATION
                                      -------------------------------

Item 5--Other Information..................................................................................          15

Item 6 -- Exhibits and Reports on Form 8-K.................................................................          16

Signatures.................................................................................................          17

                          SAFEGUARD SCIENTIFICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         JUNE 30      DECEMBER 31
ASSETS                                                                                     1997           1996
                                                                                      --------------  ------------
                                                                                       (UNAUDITED)

Current Assets
Cash and cash equivalents...........................................................    $    5,233     $   12,881
Receivables less allowances ($2,763-1997; $3,088-1996)..............................       224,709        399,403
Inventories.........................................................................       227,171        234,543
Other current assets................................................................         8,152          7,239
                                                                                      --------------  ------------
       Total current assets..........................................................      465,265        654,066

Property, Plant and Equipment.......................................................       126,779        118,394
   Less accumulated depreciation and amortization....................................      (38,933)       (39,525)
                                                                                      --------------  ------------
                                                                                            87,846         78,869
Other Assets
Investments.........................................................................       157,115        134,844
Notes and other receivables.........................................................        19,134          9,038
Excess of cost over net assets of businesses acquired...............................        27,711         30,286
Other...............................................................................        12,218         28,967
                                                                                      --------------  ------------
                                                                                           216,178        203,135
                                                                                      --------------  ------------
                                                                                        $  769,289     $  936,070
                                                                                      --------------  ------------
                                                                                      --------------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Current debt obligations............................................................    $    3,970     $    8,640
Accounts payable....................................................................       148,946        221,992
Accrued expenses....................................................................        76,356         77,904
                                                                                      --------------  ------------
      Total current liabilities.....................................................       229,272        308,536

Long Term Debt......................................................................       148,064        252,725
Deferred Taxes......................................................................        21,823         18,311
Minority Interest and Other.........................................................        87,320         85,356
Convertible Subordinated Notes......................................................        90,881        102,131
Shareholders' Equity
Common stock........................................................................         3,280          3,280
Additional paid-in capital..........................................................        45,193         35,566
Retained earnings...................................................................       140,098        129,970
Treasury stock, at cost.............................................................        (9,153)        (7,165)
Net unrealized appreciation on investments..........................................        12,511          7,360
                                                                                      --------------  ------------
                                                                                           191,929        169,011
                                                                                      --------------  ------------
                                                                                        $  769,289     $  936,070
                                                                                      --------------  ------------
                                                                                      --------------  ------------

                          SAFEGUARD SCIENTIFICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                          JUNE 30                 JUNE 30
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
                                                                        (UNAUDITED)             (UNAUDITED)
Revenues

  Net Sales
    Product......................................................  $  438,263  $  479,464  $  823,668  $  867,137
    Services.....................................................      64,443      47,978     126,614      90,402
                                                                   ----------  ----------  ----------  ----------
  Total net sales................................................     502,706     527,442     950,282     957,539

  Gains on sales of securities, net..............................       6,838       6,279      14,039      11,959
  Other income...................................................       2,854       1,950       5,540       3,838
                                                                   ----------  ----------  ----------  ----------
      Total revenues.............................................     512,398     535,671     969,861     973,336

Costs and Expenses
  Cost of sales- product.........................................     392,929     425,712     734,997     770,435
  Cost of sales- services........................................      39,412      32,980      79,674      60,026
  Selling........................................................      32,063      31,347      65,679      59,301
  General and administrative.....................................      22,962      21,195      42,685      38,860
  Depreciation and amortization..................................       4,321       4,868       9,555       9,484
  Interest and financing.........................................       5,125       5,803      10,323      11,158
  Income from equity investments.................................        (314)     (1,079)       (418)     (1,966)
                                                                   ----------  ----------  ----------  ----------
      Total costs and expenses...................................     496,498     520,826     942,495     947,298
                                                                   ----------  ----------  ----------  ----------
Earnings Before Minority Interest and Taxes......................      15,900      14,845      27,366      26,038
  Minority interest..............................................      (6,505)     (5,832)    (10,484)    (10,391)
                                                                   ----------  ----------  ----------  ----------
Earnings Before Taxes On Income..................................       9,395       9,013      16,882      15,647
   Provision for taxes on income..................................      3,759       3,605       6,754       6,259
                                                                   ----------  ----------  ----------  ----------
Net Earnings.....................................................  $    5,636  $    5,408  $   10,128  $    9,388
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

Earnings Per Share
  Primary........................................................        $.17        $.16        $.31        $.28
  Fully diluted..................................................        $.17        $.16        $.31        $.28

Average Common Shares Outstanding
  Primary........................................................      32,017      31,333      32,023      31,195
  Fully diluted..................................................      32,117      31,349      32,109      31,261

                          SAFEGUARD SCIENTIFICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30
                                                                                           -----------------------
                                                                                              1997         1996
                                                                                           -----------  ----------
                                                                                                 (UNAUDITED)
Operating Activities
Net earnings.............................................................................  $    10,128  $    9,388
Adjustments to reconcile net earnings to cash from provided (used) by operating activities
  Depreciation and amortization..........................................................        9,555       9,484
  Deferred income taxes..................................................................        2,639      (1,716)
  Income from equity investments.........................................................         (418)     (1,966)
  Gains on sales of securities, net......................................................      (14,039)    (11,959)
  Minority interest, net.................................................................        6,290       6,234
  Cash provided (used) by changes in working capital items
    Receivables..........................................................................      175,730     (63,879)
    Inventories..........................................................................        7,372     (15,170)
    Accounts payable, accrued expenses and other.........................................      (72,711)     14,646
                                                                                           -----------  ----------
Cash provided (used) by operating activities.............................................      124,546     (54,938)
Proceeds from sales of securities, net...................................................       26,019      35,285
                                                                                           -----------  ----------
Cash provided (used) by operating activities and sales of securities, net................      150,565     (19,653)

Other Investing Activities
Investments and notes acquired, net......................................................      (36,150)    (24,769)
Capital expenditures.....................................................................      (17,797)     (9,022)
Business acquisitions, net of cash acquired..............................................      --           (5,655)
Other, net...............................................................................        1,410      (4,336)
                                                                                           -----------  ----------
Cash (used) by other investing activities................................................      (52,537)    (43,782)

Financing Activities
Issuance of subordinated notes, net......................................................      --          112,109
Net repayments on revolving credit facilities............................................     (103,242)    (11,763)
Net repayments on term debt..............................................................         (418)     (8,111)
Repurchase of Company and subsidiary common stock........................................       (5,300)        --
Issuance of Company and subsidiary common stock..........................................        3,284       2,287
                                                                                           -----------  ----------
Cash provided (used) by financing activities.............................................     (105,676)     94,522
                                                                                           -----------  ----------
Increase (Decrease) in Cash and Cash Equivalents.........................................       (7,648)     31,087
Cash and Cash Equivalents--beginning of year.............................................       12,881       7,267
                                                                                           -----------  ----------
Cash and Cash Equivalents--End of Period.................................................  $     5,233  $   38,354
                                                                                           -----------  ----------
                                                                                           -----------  ----------

                          SAFEGUARD SCIENTIFICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

1. General

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

2. Sale of Premier Solutions Ltd.

    During the second quarter of 1997, all of the assets of Premier Solutions Ltd. were sold. Accordingly, Premier is no longer included in the Company's consolidated operating results and financial position.

3. Recently Issued Pronouncements

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128, Earnings Per Share (Statement 128). Statement 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share (APB 15), and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS, respectively. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The calculation of EPS under APB 15 and Statement 128 for the three and six months ended June 30, 1997 and 1996 was:

                                                            APB 15                  STATEMENT 128
                                                  ----------------------------  ------------------------
                                                    PRIMARY     FULLY DILUTED      BASIC       DILUTED
                                                  -----------  ---------------     -----     -----------
                                                         (UNAUDITED)                 (UNAUDITED)
Three months ended June 30, 1997................   $     .17      $     .17      $     .18    $     .17
Six months ended June 30, 1997..................   $     .31      $     .31      $     .32    $     .31

Three months ended June 30, 1996................   $     .16      $     .16      $     .18    $     .16
Six months ended June 30, 1996..................   $     .28      $     .28      $     .32    $     .29

    Also during 1997, the FASB issued pronouncements relating to the presentation and disclosure of information related to the Company's capital structure, comprehensive income and segment data. The Company is required to adopt the provisions relating to capital structure for the year ending December 31, 1997, if applicable, and the provisions of the other pronouncements, if applicable, for the year ending December 31, 1998. The adoption of these pronouncements will not have an impact on the Company's financial position and results of operations but may change the presentation of certain of the Company's financial statements and related notes and data thereto.

4. Investments

    The following summarizes (in thousands) the Company's investments as of June 30, 1997 and December 31, 1996. Market value reflects the price of minority-owned publicly-traded securities at the close of business at the respective date. Unrealized appreciation reflects the net excess of market value over carrying value of publicly-traded securities classified as available-for-sale.

                                                         JUNE 30, 1997         DECEMBER 31, 1996
                                                   ----------------------  ----------------------
                                                    CARRYING     MARKET     CARRYING     MARKET
                                                     VALUE       VALUE       VALUE       VALUE
                                                   ----------  ----------  ----------  ----------
                                                         (UNAUDITED)
Equity Investees
  Cambridge Technology..........................  $   18,924  $  288,996  $   15,340  $  316,620
  Coherent Communications.......................      12,078     121,084      10,206      94,445
  Sanchez Computer..............................       4,744      27,237       4,346      22,799
  USDATA........................................       6,100       9,006       6,664      14,410
  Non-public companies..........................      48,638                  40,333
                                                   ----------              ----------
                                                      90,484                  76,889
Brandywine Realty Trust.........................       8,519      10,249       8,519       9,695
Diamond Technology..............................       1,699      10,437
Integrated Systems Consulting Group.............       1,891       7,597       1,891       9,770
National Media..................................       2,035       6,565       2,035       7,790
Sybase..........................................      10,733       8,075      13,733       9,059
Other public companies..........................         679       1,589         989       2,005
Unrealized appreciation.........................      18,956                  11,152
Non-public companies............................      22,119                  19,636
                                                   ----------              ----------
                                                  $  157,115              $  134,844
                                                   ----------              ----------
                                                   ----------              ----------


    The following summarized financial information for investees accounted for on the equity method of accounting at June 30, 1997 and 1996 has been compiled from the financial statements of the respective investees and reflects historical data for the period during which each respective investee was accounted for on the equity method (in thousands):

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30              JUNE 30
                                                   ----------------------  ----------------------
                                                      1997        1996        1997        1996
                                                   ----------  ----------  ----------  ----------
                                                         (UNAUDITED)             (UNAUDITED)
Net Sales:
  Public companies..............................  $  116,910  $   79,126  $  219,212  $  148,515
  Non-public companies..........................      65,885      44,172     138,371      72,837
                                                  ----------  ----------  ----------  ----------
                                                  $  182,795  $  123,298  $  357,583  $  221,352
                                                  ----------  ----------  ----------  ----------
                                                  ----------  ----------  ----------  ----------

5. Debt

    In June 1997, the Company amended its revolving credit facility, increasing the borrowing availability under the facility to $150 million from $100 million, reducing the rate of borrowings on LIBOR traunches by .5% to LIBOR plus 1.25%, and extending the maturity to May 2001.

    Under the terms of CompuCom's $100 million accounts receivable securitization facility ("Securitization Facility"), CompuCom sells, on a revolving basis, an interest in a portion of its accounts receivable ("receivables"). During the second quarter, the Securitization Facility was amended such that the sale, on a revolving basis, of a portion of its receivables is required to be accounted for as a sale of receivables in accordance with Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". CompuCom is retained as servicer of the receivables; however, the cost to service the receivables is not material. The net proceeds resulting from the sale of receivables totaled $98.5 million which are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. These proceeds were used to pay down long-term debt. Discounts associated with the sale of receivables totaling $1.5 million are included in Interest and Financing Expenses on the Consolidated Statements of Operations for the three and six months ended June 30, 1997.

    The following summarizes (in thousands) long-term debt at June 30, 1997 and December 31, 1996:

                                                             JUNE 30,     DECEMBER 31,
                                                               1997           1996
                                                          --------------  ------------
                                                           (UNAUDITED)
Parent Company and Other Recourse Debt
Note Payable to Equity Investee Company................    $    9,200
Other..................................................        16,515     $   16,151
                                                           --------------  ------------
                                                               25,715         16,151
                                                           --------------  ------------
Subsidiary Debt (Non-Recourse to Parent)
CompuCom...............................................       126,034        239,946
Other..................................................           285          5,268
                                                           --------------  ------------
                                                              126,319        245,214
                                                           --------------  ------------
                                                              152,034        261,365
Current debt obligations...............................        (3,970)        (8,640)
                                                           --------------  ------------
Long-term debt.........................................    $  148,064     $  252,725
                                                           --------------  ------------
                                                           --------------  ------------

    The Company's note payable of $9.2 million at June 30, 1997 to an equity investee company is payable on demand and bears interest at a rate that varies with the Company's effective borrowing rate. The Company has the intent and ability, if necessary, to repay this note with proceeds from its revolving credit facility; accordingly, it is classified as long-term.

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

    The net sales and related costs and expenses of a partnership company are included in the Company's consolidated operating results if the Company owns more than 50% of the outstanding voting securities of the partnership company. Participation of shareholders other than the Company in the earnings or losses of a more than 50% owned partnership company is reflected in the caption "Minority interest" in the Consolidated Statement of Operations which adjusts consolidated earnings to reflect only the Company's share of the earnings or losses of the partnership company. The partnership companies that are consolidated in 1997 are CompuCom Systems, Inc., Tangram Enterprise Solutions, Inc., Premier Solutions Ltd. and Pioneer Metal Finishing. Premier was sold during the second quarter of 1997 and therefore is no longer included in the Company's consolidated operating results.

    Investments in companies in which the Company owns 50% or less of the outstanding voting securities, in which significant influence is exercised, are accounted for on the equity method of accounting. Significant influence is presumed at a 20% ownership level; however, the Company applies the equity method for certain companies in which it owns less than 20% because it exerts significant influence through representation on those companies' Boards of Directors and other means. Under the equity method of accounting, a partnership company's net sales and related costs and expenses are not included in the Company's consolidated operating results; however, the Company's share of the earnings or losses of the partnership company is reflected in the caption "Income from equity investments" in the Consolidated Statement of Operations. The number of partnership companies accounted for on the equity method has increased significantly over the last several years. In addition, the Company's current strategy is to invest in larger, more mature companies. As a result, total revenues from the Company's equity investments, which are not included in the Consolidated Statements of Operations, have increased significantly (see Note 4 to the consolidated financial statements).

    Under either consolidation accounting or the equity method of accounting, only the Company's share of the earnings or losses of a partnership company is included in the Consolidated Statement of Operations.

Operations Overview

    Net sales by industry segment were (in thousands):

                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     JUNE 30,                JUNE 30,
                                              ----------------------  ----------------------
                                                 1997        1996        1997        1996
                                              ----------  ----------  ----------  ----------
                                                    (UNAUDITED)            (UNAUDITED)
Information Technology
  Microcomputer Systems and Services........  $  491,220  $  508,755  $  923,109  $  922,089
  Information Solutions.....................       3,221      11,126      11,191      20,570
                                              ----------  ----------  ----------  ----------
                                                 494,441     519,881     934,300     942,659
Metal Finishing and Other...................       8,265       7,561      15,982      14,880
                                              ----------  ----------  ----------  ----------
                                              $  502,706  $  527,442  $  950,282  $  957,539
                                              ----------  ----------  ----------  ----------
                                              ----------  ----------  ----------  ----------

    Microcomputer Systems and Services sales decreased for the three months ended June 30, 1997 compared to the same period in 1996 as CompuCom's 54% increase in services sales was more than offset by an 8% decrease in product sales. The increase in services sales reflects CompuCom's continued focus on expanding its network and technology services at competitive prices to meet increased customer demand for its value-added desktop network services. Product sales declined for the three and six months ended June 30, 1997, compared to the comparable periods in 1996. CompuCom shipped more desktop, laptop, and server units relative to comparable 1996 periods; however, due to certain manufacturer price reductions, these units carried a lower average sales price, which contributed to the product sales decline. Also, CompuCom believes the product sales decline has been the result of an overall industry-wide demand softness caused by a delay in corporate customers upgrading to Pentium Pro Technology, as well as an increase in direct marketers' market share.

    Comparability of Information Solutions 1997 net sales and earnings to 1996 is impacted by the sale of Premier during the second quarter of 1997. Excluding Premier's sales, Information Solutions sales decreased slightly for the three and six months ended June 30, 1997 compared to the same periods in 1996 due to decreased sales at Tangram. Tangram's services sales increased 52% and 30% for the three and six months ended June 30, 1997 compared to the same periods in 1996 principally due to an increase in implementation and maintenance fees. This increase was more than offset by a decrease in product sales as Tangram migrates from its AM:PM-R- product to its Asset Insight-TM-product. Information Solutions losses increased in 1997 as a result of Tangram's substantial investment in marketing its Asset Insight-TM- product and personnel increases to support the Asset Insight-TM- product rollout. Tangram expects to continue to devote substantial resources to developing sales of Asset Insight-TM-.

    Net earnings for the quarter ended June 30, 1997 were $5.6 million, or $.17 a share, compared to $5.4 million, or $.16 a share, for the same period in 1996. Net earnings for the six months ended June 30, 1997 were $10.1 million, or $.31 a share, compared to $9.4 million, or $.28 a share, for the comparable period in 1996. The increased net earnings resulted primarily from increased operating earnings at CompuCom, improved Metal Finishing results, elimination of losses from Premier due to its sale, and higher securities gains, partially offset by decreased earnings at Tangram and lower income from equity investments. Despite the lack of growth in CompuCom's product sales and its continued investment in the service business and overall infrastructure of the company, CompuCom's net earnings from operations increased for the three and six months ended June 30, 1997 compared to the same periods in 1996 due to the higher margins on services sales and the results of CompuCom's efforts to control operating expenses. Future improved profitability at CompuCom will depend on its ability to retain and hire quality service personnel while effectively managing the utilization of such personnel, increased focus on providing technical service and support to customers, product demand, competition, manufacturer product availability and pricing changes, effective utilization of vendor programs, and control of operating expenses.

    The following summarizes significant pre-tax gains from securities transactions (in millions):


                                THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                ----------------------------  --------------------------
                                   1997         1996             1997          1996
                                ------------- --------------  ------------ ------------
                                        (UNAUDITED)                  (UNAUDITED)
  Cambridge Technology.........     $6.5         $4.6             $12.0        $ 9.7
  Premier Solutions............      6.3                            6.3
  Diamond Technology...........                                     4.3
  Coherent Communications......                   7.6                            9.3
  PC Service Source............                   4.4                            4.4
  Sybase.......................     (3.0)        (4.5)             (3.0)        (4.5)
  Other........................     (3.0)        (5.8)             (5.6)        (6.9)
                                ------------- --------------  ------------ ------------
                                    $6.8         $6.3             $14.0        $12.0
                                ------------- --------------  ------------ ------------
                                ------------- --------------  ------------ ------------


    Securities gains in 1997 included the open market sales of a portion of the Company's interest in Cambridge and the sale of shares in the Diamond rights offering. Securities gains in 1997 also included the sale of all of the assets of Premier Solutions Ltd. Partially offsetting these gains was a write-down of the Company's holdings in Sybase due to the other than temporary decline in the market price of that stock, charges incurred in the disposition of investments, and provisions for other investments and notes. Securities gains in 1996 included the open market sales of a portion of the Company's interest in Coherent and Cambridge and the sale of shares in the Integrated Systems Consulting Group rights offering. Securities gains in 1996 also included the Company's share of CompuCom's gain from the sale of substantially all of its holdings in PC Service Source. Partially offsetting these 1996 gains was a write-down of Sybase, charges incurred in the disposition of investments, and provisions for other investments and notes.

    Income from equity investments fluctuates with the Company's ownership percentage and the operating results of investees accounted for on the equity method. Increased equity income from the Company's public equity investments in 1997 was more than offset by the Company's share of losses at certain private, early-stage equity investments and increased amortization of the excess of carrying value over the Company's share of underlying net assets of equity investments. The Company's public equity investments include Cambridge, Coherent, Sanchez Computer Associates and USDATA Corporation.

    Cambridge's earnings increased 66% on 48% revenue growth compared to the same quarter in 1996. Demand remains very strong for its services, both domestically and internationally. During the quarter, Cambridge continued to build its delivery capabilities through the addition of new staff and office locations. Safeguard owns approximately 17% of Cambridge's common stock at June 30, 1997.

    Coherent's revenues and earnings increased 35% and 37%, respectively, compared to the same quarter of 1996. Sales growth was especially strong in Europe, the Middle East and Africa. New customers, installation expansions within existing customers, software upgrades and sales from new products all contributed to the record revenue in the quarter as did sales of Coherent's new echo canceller product for the wireless industry, EC-Duo-TM-. Safeguard owns approximately 32% of Coherent's common stock at June 30, 1997.

    Diamond's earnings increased significantly on revenues of $12.1 million which were up 56% over the comparable quarter in 1996. During the first quarter of 1997, Diamond completed the rights offering of Diamond common stock to the Company's shareholders. As a result of the rights offering, the Company owns less than 9% of Diamond's common stock at June 30, 1997. Accordingly, the Company discontinued accounting for its investment in Diamond on the equity method subsequent to the first quarter.

    Sanchez's earnings increased 60% on 30% revenue growth compared to the same quarter in 1996. Revenue growth was primarily attributable to the licensing of the PROFILE/Anyware product to Canada's Credit Union Central of Saskatchewan and increased PROFILE implementation activity in both Canada and the emerging markets of Central Europe and Asia. In July 1997, Sanchez announced an agreement with ING Group, a worldwide Dutch financial institution, marking its first ever global software license agreement. Safeguard owns approximately 24% of Sanchez's common stock at June 30, 1997.

    USDATA reported lower sales and earnings compared to the second quarter of 1996 as a result of continued weakness in international software sales. In July 1997, USDATA announced the appointment of Robert Merry as its new President and Chief Executive Officer. Safeguard owns approximately 20% of USDATA's common stock at June 30, 1997.

    In August 1997, Chromavision Medical Systems (Chromavision) completed the rights offering of its common stock to the Company's shareholders. As part of the rights offering, the Company converted its non-voting preferred shares into ChromaVision common stock and sold a portion of its common stock holdings. The Company owns approximately 20% of ChromaVision's common stock at August 12, 1997.

    The Company's overall gross margin was 14.0% and 14.3% in the three and six months ended June 30, 1997, compared to 13.0% and 13.3% for the comparable periods in 1996. The increase is attributable to the increased services sales at CompuCom which generate higher gross margins relative to product sales. CompuCom's services gross margin for the three and six months ended June 30, 1997 was 37.1% and 36.6%, up from 30.0% and 33.3% for the comparable periods in 1996. This resulted from improved utilization of service personnel and better management of spare parts used in the service business. CompuCom's product gross margin for the three and six months ended June 30, 1997 was 9.6% and 10.0%, down from 10.1% in the same periods in 1996. The lower product margin at CompuCom is principally due to pricing to win new business and increased pricing pressures from competitors. Future product margins at CompuCom will be influenced by manufacturers' pricing strategies together with competitive pressures from other resellers and direct marketers in the industry. CompuCom participates in certain manufacturer-sponsored programs designed to increase sales of specific products. These programs, excluding volume rebates, are not material when compared to CompuCom's overall financial results.

    Selling and general and administrative expense, in absolute dollars and as a percentage of sales, increased significantly in 1997 primarily due to the costs to manage and expand the growing services business and maintain the overall infrastructure at CompuCom and increased corporate expenses incurred to support the growing activities of the partnership companies. CompuCom's general and administrative expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by CompuCom.

    Interest and financing expense decreased for the three and six months ended June 30, l997 compared to the same periods in 1996 primarily as a result of the elimination of interest related to the Company's commercial real estate operations, the conversion of approximately $24 million of the Company's Convertible Subordinated Notes in the fourth quarter of 1996 and the first quarter of 1997 into the Company's common stock, and reduced interest expense at CompuCom in the second quarter of 1997 compared to 1996 as a result of its lower effective interest rate.

    Depreciation and amortization expense decreased for the three months ended June 30, 1997 when compared to 1996 primarily as a result of the elimination of depreciation and amortization resulting from the sale of Premier and the Company's commercial real estate operations, partially offset by increased depreciation at CompuCom. Although depreciation and amortization expense decreased in the second quarter compared to 1996, depreciation and amortization expense for the six months ended June 30, 1997 as compared to the same period in 1996 was essentially flat due to the timing of the increased depreciation at CompuCom and the sale of Premier in 1997. CompuCom has substantially completed the refurbishment of and relocation to its new corporate headquarters and operations campus and will commence depreciation of the facility in the third quarter of 1997.

Liquidity and Capital Resources

    In June 1997, the Company amended its revolving credit facility which increased the borrowing availability under the facility from $100 million to $150 million, reduced the rate of borrowings on LIBOR traunches by .5% to LIBOR plus 1.25%, and extended the maturity to May 2001. The credit facility is secured by the equity securities the Company holds of its publicly traded partnership companies, including CompuCom. The value of these securities significantly exceeds the total availability under the revolving credit facility. There were no borrowings under this facility at June 30, 1997.

    In June 1997, the Company entered into a revolving note agreement with an equity investee company whereby the Company may borrow up to $12 million from the equity investee company on a revolving basis at the Company's effective borrowing rate less .75%. At June 30, 1997, $9.2 million was outstanding under this agreement.

    Availability under the Company's $150 million revolving credit facility and the $12 million equity investee revolving note agreement, proceeds from the sales from time to time of selected minority-owned publicly traded securities, and other internal sources of cash flow should be sufficient to fund the Company's cash requirements through the first half of 1998, including investments in new or existing partnership companies, general corporate requirements, and the repurchase of up to $20 million of the Company's common stock from time to time in the open market as authorized by the Company's Board of Directors, of which $5.6 million was repurchased as of August 12, 1997.

    CompuCom maintains separate, independent bank credit facilities, which are nonrecourse to the Company and are secured by substantially all of the assets of CompuCom. During recent years, CompuCom has utilized operating earnings, bank credit facilities, equity financing and long-term subordinated notes to fund its significant sales growth and related operating asset requirements. CompuCom's financing arrangements consists of a $200 million working capital facility, the $100 million revolving Securitization Facility, and a $25 million real estate loan. At June 30, 1997, approximately $95 million was outstanding under the working capital facility and the real estate loan and the Securitization Facility were fully utilized. All of Compucom's bank credit facilities mature in September 1999, except for $12.5 million of the real estate loan which is due September 1998. Compucom is currently evaluating other permanent financing options for the $25 million real estate loan.

    The outstanding balance on Premier's master demand note was repaid in the second quarter in connection with the sale of Premier's assets.

    Cash flow provided by operating activities increased significantly primarily from the effect of Compucom's Securitization Facility in which $100 million of accounts receivable were sold with the proceeds used to pay down long-term debt.

    The Company's operations are not capital intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. Capital asset requirements are generally funded through bank credit facilities, internally generated funds or other financing sources. Capital expenditures during the six months ended June 30, 1997 were primarily related to getting CompuCom's new headquarters and operations campus ready for full occupancy and costs incurred in the construction of a Monroe, Michigan Metal Finishing facility. The Company expects capital expenditures to decline in the second half of 1997 after these construction projects have been significantly completed. There were no material asset purchase commitments at June 30, 1997.

Item 5. Other Information

    A rights offering to the Company's shareholders of 6,720,000 shares of ChromaVision Medical Systems (ChromaVision) common stock was completed on August 5, 1997. The Company sold approximately 731,000 shares of ChromaVision common stock as part of the offering and owns approximately 20% of ChromaVision's common stock at August 12, 1997.

    On July 22, 1997, the Company announced the proposed rights offering to its shareholders of common shares of OAO Technology Solutions, Inc. The Company anticipates announcing the terms of the offering in the third quarter of 1997 and commencing the offering in the fourth quarter of 1997. The offering will be made only by means of a prospectus subject to the effectiveness of a registration statement to be filed with the Securities and Exchange Commission.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits


  NUMBER                                   DESCRIPTION
  -----                                   -------------

     10.1  Asset Acquisition Agreement dated April 15, 1997 for the sale of certain assets of Premier Solutions Ltd.
           to a subsidiary of Sungard Data Systems Inc. (exhibits omitted) (1)

     10.2  Amendment to Safeguard Scientifics, Inc 1990 Stock Option Plan dated October 25, 1996 (1)

     10.3  Amendment No. 3 to Transfer and Administration Agreement, dated as of February 1, 1997, among CSI Funding,
           Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank N.A. (1)

     10.4  First amendment to Credit Agreement, dated June 19, 1997, between Safeguard Scientifics, Inc., Safeguard
           Scientifics (Delaware), Inc and PNC Bank, N.A. (exhibits omitted) *

     10.5  Amendment No. 4 to Transfer and Administration Agreement, dated as of April 1, 1997, among CSI Funding,
           Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) *

     10.6  Amendment No. 2 to Receivables Purchase Agreement, dated as of April 1, 1997, among CSI Funding, Inc.,
           CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) *

     11    Computation of Per Share Earnings*

     27    Financial Data Schedule (electronic filing only)*

------------------------

*   filed herewith

   (1) Incorporated by reference from registrant's form 10-Q for the quarter ended March 31, 1997 dated May 15, 1997 and made a part hereof by such reference

(b) No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SAFEGUARD SCIENTIFICS, INC.
                                              (Registrant)

    Date: August 14, 1997           /s/ Donald R. Caldwell
                                    --------------------------------------
                                    Donald R. Caldwell
                                    President and Chief Operating Officer

    Date: August 14, 1997           /s/ Michael W. Miles
                                    --------------------------------------
                                    Michael W. Miles
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and
                                       Principal Accounting Officer)