Form 10-Q
period 1997-09-30
SAFEGUARD SCIENTIFICS INC ET AL
filed 1997-11-14
CIK 86115

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                 Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1997           Commission File Number 1-5620
                  ------------------                                  -------

                              SAFEGUARD SCIENTIFICS, INC.
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

        Pennsylvania                                           23-1609753
-------------------------------------------------------------------------------
(state or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

800 The Safeguard Building,    435 Devon Park Drive     Wayne, PA      19087
-------------------------------------------------------------------------------
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

                  Yes /X/     No /  /

Number of shares outstanding as of    November 13, 1997

Common Stock                                 31,267,341

                          SAFEGUARD SCIENTIFICS, INC.
                           QUARTERLY REPORT FORM 10-Q

                                     INDEX

                         PART I--FINANCIAL INFORMATION
                         -----------------------------

                                                                                               Page
                                                                                               ----
Item 1--Financial Statements:

  Consolidated Balance Sheets--
  September 30, 1997 (unaudited) and December 31, 1996.................................          3

  Consolidated Statements of Operations (unaudited)--
  Three and Nine Months Ended September 30, 1997 and 1996..............................          4

  Consolidated Statements of Cash Flows (unaudited)--
  Nine Months Ended September 30, 1997 and 1996........................................          5

  Notes to Consolidated Financial Statements...........................................          6

Item 2--Management's Discussion and Analysis of
        Financial Condition and Results of Operations..................................         11


                         PART II--OTHER INFORMATION
                         --------------------------

Item 5--Other Information..............................................................         18

Item 6--Exhibits and Reports on Form 8-K..............................................          19

Signatures.............................................................................         20

                                            SAFEGUARD SCIENTIFICS, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                  (in thousands)

                                                                                      SEPTEMBER 30     DECEMBER 31
                                                                                           1997           1996
                                                                                      --------------  ------------
                                                                                       (UNAUDITED)
ASSETS

Current Assets
Cash and cash equivalents...........................................................    $    5,378     $   12,881
Receivables less allowances ($2,786-1997; $3,088-1996)..............................       240,726        399,403
Inventories.........................................................................       169,840        234,543
Other current assets................................................................        18,538          7,239
                                                                                      --------------  ------------
    Total current assets............................................................       434,482        654,066


Property, Plant and Equipment.......................................................       108,833        118,394
  Less accumulated depreciation and amortization....................................       (30,142)       (39,525)
                                                                                      --------------  ------------
                                                                                            78,691         78,869
Other Assets
Investments.........................................................................       166,241        134,844
Notes and other receivables.........................................................        16,361          9,038
Excess of cost over net assets of businesses acquired...............................        27,436         30,286
Other...............................................................................         9,015         28,967
                                                                                      --------------  ------------
                                                                                           219,053        203,135
                                                                                      --------------  ------------
                                                                                        $  732,226     $  936,070
                                                                                      --------------  ------------
                                                                                      --------------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Current debt obligations............................................................    $      954     $    8,640
Accounts payable....................................................................        79,395        221,992
Accrued expenses....................................................................        89,530         77,904
                                                                                      --------------  ------------
    Total current liabilities.......................................................       169,879        308,536

Long Term Debt......................................................................       157,534        252,725

Deferred Taxes......................................................................        22,856         18,311
Minority Interest and Other.........................................................        92,698         85,356

Convertible Subordinated Notes......................................................        90,881        102,131

Shareholders' Equity
Common stock........................................................................         3,280          3,280
Additional paid-in capital..........................................................        45,133         35,566
Retained earnings...................................................................       145,363        129,970
Treasury stock, at cost.............................................................       (11,619)        (7,165)
Net unrealized appreciation on investments..........................................        16,221          7,360
                                                                                      --------------  ------------
                                                                                           198,378        169,011
                                                                                      --------------  ------------
                                                                                        $  732,226     $  936,070
                                                                                      --------------  ------------
                                                                                      --------------  ------------

    See notes to consolidated financial statements.

                         SAFEGUARD SCIENTIFICS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share data)

                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    SEPTEMBER 30              SEPTEMBER 30
                                                               ----------------------  --------------------------
                                                                  1997        1996         1997          1996
                                                               ----------  ----------  ------------  ------------
                                                                     (UNAUDITED)              (UNAUDITED)
Revenues
  Net Sales
    Product..................................................  $  439,528  $  459,379  $  1,263,196  $  1,326,516
    Services.................................................      65,784      55,959       192,398       146,361
                                                               ----------  ----------  ------------  ------------
Total net sales..............................................     505,312     515,338     1,455,594     1,472,877

Securities and other gains, net..............................       6,683       8,137        20,722        20,096
Other income.................................................       3,206       2,591         8,746         6,429
                                                               ----------  ----------  ------------  ------------
    Total revenues...........................................     515,201     526,066     1,485,062     1,499,402

Costs and Expenses
  Cost of sales- product.....................................     393,160     408,622     1,128,157     1,179,057
  Cost of sales- services....................................      40,708      38,281       120,382        98,307
  Selling....................................................      33,637      34,266        99,316        93,567
  General and administrative.................................      22,174      21,442        64,859        60,302
  Depreciation and amortization..............................       4,205       5,035        13,760        14,519
  Interest and financing.....................................       5,998       6,398        16,321        17,556
  (Income) loss from equity investments......................        (491)        258          (909)       (1,708)
                                                               ----------  ----------  ------------  ------------
    Total costs and expenses.................................     499,391     514,302     1,441,886     1,461,600
                                                               ----------  ----------  ------------  ------------
Earnings Before Minority Interest and Taxes..................      15,810      11,764        43,176        37,802

  Minority interest..........................................      (7,035)     (3,856)      (17,519)      (14,247)
                                                               ----------  ----------  ------------  ------------
Earnings Before Taxes On Income..............................       8,775       7,908        25,657        23,555

  Provision for taxes on income..............................       3,510       3,163        10,264         9,422
                                                               ----------  ----------  ------------  ------------
Net Earnings.................................................  $    5,265  $    4,745  $     15,393  $     14,133
                                                               ----------  ----------  ------------  ------------
                                                               ----------  ----------  ------------  ------------
Earnings Per Share
  Primary....................................................  $      .16  $      .15  $        .47  $        .43
  Fully diluted..............................................  $      .16  $      .15  $        .47  $        .43

Average Common Shares Outstanding
  Primary....................................................      31,971      31,284        32,007        31,245
  Fully diluted..............................................      31,971      31,358        32,039        31,343

    See notes to consolidated financial statements.

                        SAFEGUARD SCIENTIFICS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30
                                                                                             ---------------------
                                                                                                1997       1996
                                                                                             ----------  ---------

                                                                                                  (UNAUDITED)
Operating Activities
Net earnings...............................................................................  $   15,393  $  14,133
Adjustments to reconcile net earnings to cash provided (used) by operating activities
  Depreciation and amortization............................................................      13,760     14,519
  Deferred income taxes....................................................................       2,767       (395)
  Income from equity investments...........................................................        (909)    (1,708)
  Securities and other gains, net..........................................................     (20,722)   (20,096)
  Minority interest, net...................................................................      10,511      8,458
Cash provided (used) by changes in working capital items
  Receivables..............................................................................     149,104    (73,227)
  Inventories..............................................................................      63,711    (57,135)
  Accounts payable, accrued expenses and other.............................................    (128,084)    34,130
                                                                                             ----------  ---------
Cash provided (used) by operating activities...............................................     105,531    (81,321)
Proceeds from securities and other gains, net..............................................      50,347     45,220
                                                                                             ----------  ---------
Cash provided (used) by operating activities and securities and other gains, net...........     155,878    (36,101)

Other Investing Activities
Investments and notes acquired, net........................................................     (50,414)   (36,197)
Capital expenditures.......................................................................     (26,019)   (42,779)
Business acquisitions, net of cash acquired................................................      --         (5,972)
Other, net.................................................................................       1,036     (6,313)
                                                                                             ----------  ---------
Cash (used) by other investing activities..................................................     (75,397)   (91,261)

Financing Activities
Issuance of subordinated notes, net........................................................      --        112,109
Net borrowings (repayments) on revolving credit facilities.................................     (86,191)    22,114
Net borrowings on term debt................................................................         685     16,223
Repurchase of Company and subsidiary common stock..........................................      (6,652)      --
Issuance of Company and subsidiary common stock............................................       4,174      2,604
                                                                                             ----------  ---------
Cash provided (used) by financing activities...............................................     (87,984)   153,050
                                                                                             ----------  ---------
(Decrease) Increase in Cash and Cash Equivalents...........................................      (7,503)    25,688
Cash and Cash Equivalents--Beginning of Year...............................................      12,881      7,267
                                                                                             ----------  ---------
Cash and Cash Equivalents--End of Period...................................................  $    5,378  $  32,955
                                                                                             ----------  ---------
                                                                                             ----------  ---------

    See notes to consolidated financial statements.

                          SAFEGUARD SCIENTIFICS, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1997

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

The calculation of EPS under APB 15 and Statement 128 for the three and nine months ended September 30, 1997 and 1996 was:

                                                            APB 15                  STATEMENT 128
                                                 ----------------------------  ------------------------
                                                   PRIMARY     FULLY DILUTED      BASIC       DILUTED
                                                 -----------  ---------------     -----     -----------
                                                         (UNAUDITED)                  (UNAUDITED)
Three months ended September 30, 1997..........   $     .16      $     .16      $     .17    $     .16
Nine months ended September 30, 1997...........   $     .47      $     .47      $     .49    $     .47
Three months ended September 30, 1996..........   $     .15      $     .15      $     .16    $     .15
Nine months ended September 30, 1996...........   $     .43      $     .43      $     .48    $     .44

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

    In October 1997, the Accounting Standards Executive Committee issued a statement of position on software revenue recognition (SOP 97-2) that supersedes SOP 91-1. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has reviewed the statement of position and believes its adoption will not have a material effect on the Company's financial position or results of operations.

3. SALE OF PREMIER SOLUTIONS LTD. AND PIONEER METAL FINISHING

    During the second quarter of 1997, all of the assets of Premier Solutions Ltd. were sold. Accordingly, Premier is no longer included in the Company's consolidated operating results and financial position.

    In October 1997, the Company completed the sale of the Pioneer Metal Finishing division to the management group at Pioneer. The total purchase price was $37 million in cash, subordinated notes and assumed obligations. This business was transferred to and operated by the management of Pioneer effective July 1, 1997. Accordingly, Pioneer's results of operations are not included in the consolidated statement of operations effective July 1, 1997. At September 30, 1997, the carrying value of Pioneer of approximately $11 million is included in other current assets in the Consolidated Balance Sheet. The Company expects to record a gain of approximately $3.4 million in the fourth quarter of 1997.

4. INVESTMENTS

    The following summarizes (in thousands) the Company's investments as of September 30, 1997 and December 31, 1996. Market value reflects the price of minority-owned publicly-traded securities at the close of business at the respective date. Unrealized appreciation reflects the net excess of market value over carrying value of publicly-traded securities classified as available-for-sale.

                                          SEPTEMBER 30, 1997      DECEMBER 31, 1996
                                        ----------------------  ---------------------
                                         CARRYING     MARKET    CARRYING     MARKET
                                          VALUE       VALUE       VALUE      VALUE
                                        ----------  ----------  ---------  ----------
                                              (UNAUDITED)
Equity Investees
  Cambridge Technology................  $   21,206  $  317,733  $  15,340  $  316,620
  ChromaVision........................       4,582      34,167
  Coherent Communications.............      13,306     137,430     10,206      94,445
  Sanchez Computer....................       6,897      48,320      4,346      22,799
  USDATA..............................       5,771      12,546      6,664      14,410
  Non-public companies................      53,157                 40,333
                                        ----------              ---------
                                           104,919                 76,889

Brandywine Realty Trust...............       8,519      12,974      8,519       9,695
Diamond Technology....................       1,509      14,305
Integrated Systems Consulting Group...       1,891       7,975      1,891       9,770
National Media........................       2,035       3,043      2,035       7,790
Sybase................................       4,802       4,372     13,733       9,059
Other public companies................       1,111       1,776        989       2,005
Unrealized appreciation...............      24,578                 11,152
Non-public companies..................      16,877                 19,636
                                        ----------              ---------
                                        $  166,241             $  134,844
                                        ----------              ---------
                                        ----------              ---------

    The following summarized financial information for the three and nine months ended September 30, 1997 and 1996 for investees accounted for on the equity method of accounting at September 30, 1997 has been compiled from the financial statements of the respective investees (in thousands):

                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                          SEPTEMBER 30,           SEPTEMBER 30,
                                         1997        1996        1997        1996
                                      ----------------------  ----------------------
                                           (UNAUDITED)             (UNAUDITED)

Net Sales:
  Public companies..................  $  130,628  $   92,199  $  349,840  $  248,963
                                      ----------  ----------  ----------  ----------
  Non-public companies:
  DocuCorp (a)......................      10,892       9,255      26,599      22,995
  Multigen..........................       3,023       1,189       8,190       5,601
  OAO Technology Solutions (b)......      20,618      15,948      59,956      40,839
  RMS Information Systems...........      20,786      21,103      64,959      62,846
  The Sentry Group (c)..............       4,657       4,212      13,782      12,385
  All other non-public companies....       9,397       3,165      23,064      12,467
                                      ----------  ----------  ----------  ----------
                                          69,373      54,872     196,550     157,133
                                      ----------  ----------  ----------  ----------
                                      $  200,001  $  147,071  $  546,390  $  406,096
                                      ----------  ----------  ----------  ----------
                                      ----------  ----------  ----------  ----------

------------------------

(a) Represents pro forma combined results for DocuCorp, Inc. (formerly Image Sciences, Inc.) and FormMaker Software, Inc.

(b) OAO Technology Solutions became a public company on October 21, 1997.

(c) Represents pro forma combined results for The Sentry Group, Inc. and Value Sourcing Group, Inc.

5. DEBT

    In June 1997, the Company amended its revolving credit facility, increasing the borrowing availability under the facility to $150 million from $100 million, reducing the rate of borrowings on LIBOR traunches by .5% to LIBOR plus 1.25%, and extending the maturity to May 2001.

    Under the terms of CompuCom's $100 million accounts receivable securitization facility ("Securitization Facility"), CompuCom sells, on a revolving basis, an interest in a portion of its accounts receivable ("receivables"). During the second quarter, the Securitization Facility was amended such that the sale, on a revolving basis, of a portion of its receivables is required to be accounted for as a sale of receivables in accordance with Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". CompuCom is retained as servicer of the receivables; however, the cost to service the receivables is not material. The net proceeds resulting from the sale of receivables totaled nearly $100 million which is included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. These proceeds were used to pay down long-term debt. Discounts associated with the sale of receivables totaling $1.7 million and $3.2 million are included in Interest and Financing on the Consolidated Statements of Operations for the three and nine months ended September 30, 1997, respectively.

    The following summarizes (in thousands) long-term debt at September 30, 1997 and December 31, 1996.

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     1997             1996
                                                -------------     ------------
                                                 (UNAUDITED)

Parent Company and Other Recourse Debt
Notes Payable to Equity Investee Companies.......  $   14,600
Pioneer Metal Finishing..........................        --         $   11,870
Other............................................       6,116            4,281
                                                   ----------     ------------
                                                       20,716           16,151
                                                   ----------     ------------
Subsidiary Debt (Non-Recourse to Parent)
CompuCom.........................................     137,625          239,946
Premier..........................................        --              4,912
Other............................................         147              356
                                                   ----------     ------------
                                                      137,772          245,214
                                                   ----------     ------------
                                                      158,488          261,365
Current debt obligations.........................        (954)          (8,640)
                                                   ----------     ------------
Long-term debt...................................    $157,534       $  252,725
                                                   ----------     ------------
                                                   ----------     ------------

    The Company's notes payable of $14.6 million at September 30, 1997 to equity investee companies are payable on demand and bear interest at a rate that varies with the Company's effective borrowing rate. The Company has the intent and ability, if necessary, to repay these notes with proceeds from its revolving credit facility; accordingly, they are classified as long-term.

6. CONDENSED FINANCIAL INFORMATION

    The following summarizes (in thousands) the condensed consolidated balance sheets of Safeguard Scientifics, Inc. and its wholly-owned subsidiaries as of September 30, 1997 and December 31, 1996. These balance sheets differ from the Consolidated Balance Sheets due to excluding the assets and liabilities of the Company's less than wholly-owned subsidiaries, primarily CompuCom and Tangram. The carrying values of these companies, are included in "Investments in unconsolidated subsidiaries and affiliates."


                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     1997           1996
                                                                 -------------  -------------
                                                                  (UNAUDITED)
ASSETS
Current assets.................................................   $   30,177     $   30,681
Property, plant and equipment, net.............................       11,402         20,707
Investments in unconsolidated subsidiaries and affiliates......      284,724        241,490
Notes and other receivables....................................       21,746         24,835
                                                                 ------------   ------------
                                                                  $  348,049     $  317,713
                                                                 ------------   ------------
                                                                 ------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities............................................   $   20,762     $   21,992
Long term debt.................................................       20,336         12,591
Deferred taxes and other liabilities...........................       17,692         11,988
Convertible subordinated notes.................................       90,881        102,131
Shareholders' equity...........................................      198,378        169,011
                                                                 ------------   ------------
                                                                  $  348,049     $  317,713
                                                                 ------------   ------------
                                                                 ------------   ------------

* The aggregate market value of the Company's publicly-traded securities included in "Investments in unconsolidated subsidiaries and affiliates" was $927 million at September 30, 1997.

    The following summarizes (in thousands) the condensed consolidated statements of operations of Safeguard Scientifics, Inc. and its wholly-owned subsidiaries for the nine months ended September 30, 1997 and 1996, respectively. These statements of operations differ from the Consolidated Statements of Operations due to excluding the revenues and expenses of the Company's less than wholly-owned subsidiaries. The Company's share of the earnings or losses of these companies is reflected in the caption "Equity in income of unconsolidated subsidiaries and affiliates, net of taxes."


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                       --------------------
                                                         1997       1996
                                                       ---------  ---------
                                                            (UNAUDITED)
Revenues
  Net Sales..........................................  $  15,982  $  22,392
  Securities and other gains, net....................     19,869     15,734
  Other income.......................................      9,745      7,614
                                                       ---------  ---------
    Total revenues...................................     45,596     45,740

Costs and Expenses
  Cost of sales and operating expenses...............     36,614     40,600
  Equity in income of unconsolidated subsidiaries
    and affiliates, net of taxes.....................     (8,587)   (10,522)
                                                       ---------  ---------
    Total costs and expenses.........................     28,027     30,078
                                                       ---------  ---------

Earnings Before Taxes On Income......................     17,569     15,662
  Provision for taxes on income......................      2,176      1,529
                                                       ---------  ---------
Net Earnings.........................................  $  15,393  $  14,133
                                                       ---------  ---------
                                                       ---------  ---------

                 Management's Discussion and Analysis of
               Financial Condition and Results of Operations

GENERAL

    The Company's business strategy is the development of information technology-oriented, entrepreneurially-driven partnership companies to achieve maximum returns for its shareholders. The Company provides to its partnership companies and associated venture funds active strategic management, operating guidance, acquisition and disposition assistance, board and management recruitment and innovative financing. The Company offers its shareholders, through the rights offering process, the opportunity to acquire direct ownership in selected partnership companies which it believes are ready for public ownership.

    If the Company significantly increases or reduces its investment in any of the partnership companies, the Company's consolidated net sales and earnings may fluctuate primarily due to the applicable accounting method used for recognizing its participation in the operating results of that company.

    The net sales and related costs and expenses of a partnership company are included in the Company's consolidated operating results if the Company owns more than 50% of the outstanding voting securities of the partnership company. Participation of shareholders other than the Company in the earnings or losses of a more than 50% owned partnership company is reflected in the caption "Minority interest" in the Consolidated Statement of Operations which adjusts consolidated earnings to reflect only the Company's share of the earnings or losses of the partnership company. The partnership companies that are consolidated in 1997 are CompuCom Systems, Inc., Tangram Enterprise Solutions, Inc., Premier Solutions Ltd. and Pioneer Metal Finishing. Premier was sold during the second quarter of 1997 and the sale of Pioneer was completed on October 1, 1997, with an effective date of July 1, 1997. As a result, Premier and Pioneer are no longer included in the Company's consolidated operating results.

    Investments in companies in which the Company owns 50% or less of the outstanding voting securities, in which significant influence is exercised, are accounted for on the equity method of accounting. Significant influence is presumed at a 20% ownership level; however, the Company applies the equity method for certain companies in which it owns less than 20% because it exerts significant influence through representation on those companies' Boards of Directors and other means. Under the equity method of accounting, a partnership company's net sales and related costs and expenses are not included in the Company's consolidated operating results; however, the Company's share of the earnings or losses of the partnership company is reflected in the caption "Income from equity investments" in the Consolidated Statement of Operations. The number of partnership companies accounted for on the equity method has increased significantly over the last several years. In addition, the Company's current strategy is to invest in larger, more mature companies. Net sales from the Company's equity investments, which are not included in the Consolidated Statements of Operations, are presented in Note 4 to the consolidated financial statements.

    Under either consolidation accounting or the equity method of accounting, only the Company's share of the earnings or losses of a partnership company is included in the Consolidated Statement of Operations.

OPERATIONS OVERVIEW

    Net sales by industry segment were (in thousands):

                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                            SEPTEMBER 30,          SEPTEMBER 30,
                                         --------------------  ----------------------
                                           1997       1996        1997        1996
                                         ---------  ---------  ----------  ----------
                                             (UNAUDITED)            (UNAUDITED)
Information Technology
 Microcomputer Systems and Services...    $501,504   $498,480  $1,424,613  $1,420,569
 Information Solutions................       3,808      9,346      14,999      29,916
                                          ---------  ---------  ----------  ----------
                                           505,312    507,826   1,439,612   1,450,485

Metal Finishing and Other..............                 7,512      15,982      22,392
                                          ---------  ---------  ----------  ----------
                                          $505,312   $515,338  $1,455,594  $1,472,877
                                          ---------  ---------  ----------  ----------
                                          ---------  ---------  ----------  ----------

    Microcomputer Systems and Services sales increased modestly for the three months ended September 30, 1997 compared to the same period in 1996 as CompuCom's 30% increase in services sales more than offset a 3% decrease in product sales. The increase in services sales reflects CompuCom's continued focus on expanding this portion of the business by hiring additional service personnel and growing its higher-end service offerings. Also contributing to the increase in services sales has been the increase in unit volume of products sold such as desktops and laptops, many of which create demand for services such as configuration and installation. Although CompuCom shipped more desktop, laptop, and server units relative to comparable 1996 periods, product sales declined slightly for the three ended September 30, 1997 compared to the comparable periods in 1996. This decline was due to certain manufacturer price reductions, which resulted in a lower average sales price per unit. Also, CompuCom believes the decrease in product sales can be attributed to an increase in direct marketers' market share.

    Comparability of Information Solutions 1997 net sales and earnings to 1996 is impacted by the sale of Premier during the second quarter of 1997. Excluding Premier's sales, Information Solutions sales increased for the three months ended September 30, 1997 compared to the same periods in 1996 due to increased sales at Tangram. Tangram's sales increased 56% for the months ended September 30, 1997, compared to the same period in 1996 principally due to the signing of two major contracts during the third quarter of 1997 for the purchase of Tangram's Asset Insight-TM-product.

    The Company's increased net earnings in 1997 resulted primarily from increased operating earnings at CompuCom, and the elimination of losses from Premier due to its sale, partially offset by increased losses at Tangram and the elimination of income from Pioneer due to its sale and a decrease in securities and other gains. Tangram's losses increased in 1997 as a result of the substantial investment in marketing its Asset Insight-TM-products and personnel increases to support the Asset Insight-TM- product rollout Tangram expects to continue to devote substantial resources to developing sales of Asset Insight-TM-. Despite the lack of growth in CompuCom's product sales and its continued investment in the service business and overall infrastructure of the company, CompuCom's net earnings from operations increased for the three months ended September 30, 1997 compared to the same periods in 1996 due to the higher margins on services sales and the results of CompuCom's efforts to control operating expenses. Future improved profitability at CompuCom will depend on its ability to retain and hire quality service personnel while effectively managing the utilization of such personnel, increased focus on providing technical service and support to customers, product demand, competition, manufacturer product availability and pricing changes, effective utilization of vendor programs, and control of operating expenses.

    The following summarizes significant pre-tax securities and other gains (in millions):

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                               --------------------  ----------------------
                                                 1997       1996        1997        1996
                                               ---------  ---------  ----------  ----------
                                                   (UNAUDITED)            (UNAUDITED)
Cambridge Technology........................     $6.1       $8.3        $18.1       $18.0
ChromaVision................................      3.9                     3.9
Premier Solutions...........................                              6.3
Diamond Technology..........................      1.1                     5.4
Coherent Communications.....................                 1.8                     11.1
PC Service Source...........................       .9        4.4           .9         4.4
Sybase......................................                (4.5)        (3.0)       (4.5)
Other.......................................     (5.3)      (1.9)       (10.9)       (8.9)
                                               ---------  ---------  ----------  ----------
                                                 $6.7       $8.1        $20.7        $20.1
                                               ---------  ---------  ----------  ----------
                                               ---------  ---------  ----------  ----------

    Securities and other gains in 1997 included the results of the open market sales of a portion of the Company's interest in Cambridge, the Diamond and ChromaVision rights offerings, and the sale of all of the assets of Premier Solutions Ltd. Partially offsetting these gains was a write-down of the Company's holdings in Sybase due to the other than temporary decline in the market price of that stock, charges incurred in the disposition of investments, and provisions for other investments and notes. Securities and other gains in 1996 included the results of the open market sales of a portion of the Company's interest in Coherent and Cambridge and the Integrated Systems Consulting Group rights offering. Securities and other gains in 1996 also included the Company's share of CompuCom's gain from the sale of substantially all of its holdings in PC Service Source. Partially offsetting these 1996 gains was a write-down of Sybase, charges incurred in the disposition of investments, and provisions for other investments and notes.

    Income from equity investments fluctuates with the Company's ownership percentage and the operating results of investees accounted for on the equity method. For the three months ended September 30, 1997, a decrease in the Company's share of losses of certain private, early stage equity investments, coupled with continued overall strong performance of the Company's public equity investments, resulted in improved equity income. The Company's public equity investments include Cambridge, ChromaVision, Coherent, Sanchez and USDATA.

    Cambridge's earnings increased 69% on 50% revenue growth compared to the same period in 1996. Demand remains very strong for its services, both domestically and internationally, as evidenced by 228 new engagements during the quarter. Cambridge also continued to build its delivery capabilities through the addition of new staff and offices. Headcount increased by 258 employees in the quarter to 2,521 worldwide, and three offices were added bringing Cambridge to 41 locations worldwide. Safeguard owns approximately 16% of Cambridge's common stock at September 30, 1997.

    ChromaVision reported a net loss of $1.5 million for the three months ended September 30, 1997, primarily due to relocation costs incurred in moving ChromaVision to California, the increase in the number of personnel necessary to support its growth and increased expenditures for research and development related to clinical trial costs for prenatal screening for Down syndrome and cancer. ChromaVision completed the rights offering of its common stock to the Company's shareholders in August 1997. As part of the rights offering, the Company converted its non-voting preferred shares into ChromaVision common stock and sold a portion of its common stock holdings. The Company owns approximately 20% of ChromaVision's common stock at September 30, 1997.

    Coherent's revenues and earnings increased 36% and 46%, respectively, compared to the same quarter of 1996. All regions showed positive growth, and the company continued to see growing demand for its new echo canceler product for the wireless industry, EC-Duo. Also during the quarter, British Telecom adopted c/mor, Coherent's full featured network management system for echo cancelers, and Cable and Wireless renewed its worldwide echo canceler supply contract with Coherent. Safeguard owns approximately 32% of Coherent's common stock at September 30, 1997.

    Diamond reported record revenue and earnings for the quarter, with revenue increasing 72% over the comparable quarter in 1996. Annualized revenue per professional reached a record high $375,000 per professional compared with $256,000 for the same quarter in 1996. In addition, thirty clients were served during the quarter compared with twenty-five in 1996, and revenue concentration from its top five clients was reduced from 53% in 1996 to 43% in the current quarter. During the first quarter of 1997, Diamond completed the rights offering of its common stock to the Company's shareholders. As a result of the rights offering, the Company owns less than 9% of Diamond's common stock at September 30, 1997. Accordingly, the Company discontinued accounting for its investment in Diamond on the equity method subsequent to the first quarter.

    Sanchez's reported outstanding operating results during the quarter, with an 81% increase in revenues. Sanchez continues to see strong interest in its product around the globe, with current installations in Canada, Malaysia, Indonesia and Portugal. Safeguard owns approximately 25% of Sanchez's common stock at September 30, 1997.

    USDATA reported a net loss of $1.3 million for the three months ended September 30, 1997. USDATA continues to make progress in implementing its new strategy designed to restore profitability and resume revenue growth, and is currently evaluating each of its business lines and how they fit with its new strategic direction. Earnings will continue to be impacted by investment spending required to implement the new strategy. Safeguard owns approximately 21% of USDATA's common stock at September 30, 1997.

    The Company's overall gross margin was 14.1% in the three months ended September 30, 1997, compared to 13.3% for the comparable period in 1996. The increase is attributable to the increased services sales at CompuCom which generate higher gross margins relative to product sales. CompuCom's services gross margin for the three months ended September 30, 1997 was 36.3%, up from 31.1% for the comparable periods in 1996, due to improved utilization of service personnel. CompuCom's product gross margin for the three months ended September 30, 1997 was 10.1%, down slightly from 10.2% for the comparable periods in 1996, due to aggressive pricing to win new business and increased pricing pressures from competitors. Future product margins at CompuCom will be influenced by manufacturers' pricing strategies together with competitive pressures from other resellers and direct marketers in the industry. CompuCom participates in certain manufacturer-sponsored programs designed to increase sales of specific products. These programs, excluding volume rebates, are not material when compared to CompuCom's overall financial results.

    Selling and general and administrative expense remained flat for the three months ended September 30, 1997 compared to 1996 primarily due to the sale of Pioneer and decreased selling expenses at CompuCom related to decreased product revenue, partially offset by increased corporate expenses incurred to support the growing activities of the partnership companies. Selling and general and administrative expense, in absolute dollars and as a percentage of sales, increased for the nine months ended September 30, 1997 compared to 1996 primarily due to the costs to manage and expand the growing services business and maintain the overall infrastructure at CompuCom and increased corporate expenses incurred to support the growing activities of the partnership companies. CompuCom's general and administrative expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by CompuCom.

    Interest and financing expense decreased for the three months ended September 30, l997 compared to the same period in 1996 primarily as a result of the elimination of interest resulting from the sale of Premier and Pioneer in 1997 and the Company's commercial real estate operations in 1996, and the conversion of approximately $24 million of the Company's Convertible Subordinated Notes in the fourth quarter of 1996 and the first quarter of 1997 into the Company's common stock.

    Depreciation and amortization expense decreased for the three months ended September 30, 1997 when compared to the same periods in 1996 primarily as a result of the elimination of depreciation and amortization resulting from the sale of Premier and Pioneer in 1997 and the Company's commercial real estate operations in 1996, partially offset by increased depreciation at CompuCom. The increase at CompuCom is primarily associated with its new corporate headquarters and operations campus and enhancements to CompuCom's information systems.

LIQUIDITY AND CAPITAL RESOURCES

    In June 1997, the Company amended its revolving credit facility which increased the borrowing availability under the facility from $100 million to $150 million, reduced the rate of borrowings on LIBOR traunches by .5% to LIBOR plus 1.25%, and extended the maturity to May 2001. The credit facility is secured by the equity securities the Company holds of its publicly traded partnership companies, including CompuCom. The value of these securities significantly exceeds the total availability under the revolving credit facility. There were no outstanding borrowings under this facility at September 30, 1997.

    In 1997, the Company entered into revolving note agreements with two equity investee companies whereby the Company may borrow up to $17 million from the equity investee companies on a revolving basis at the Company's effective borrowing rate less .75%. At September 30, 1997, $14.6 million was outstanding under these agreements.

    Availability under the Company's $150 million revolving credit facility and the $17 million equity investee revolving note agreements, proceeds from the sales from time to time of selected minority-owned publicly traded securities, and other internal sources of cash flow should be sufficient to fund the Company's cash requirements through 1998, including investments in new or existing partnership companies, general corporate requirements, and the repurchase of up to $20 million of the Company's common stock from time to time in the open market as authorized by the Company's Board of Directors, of which $8.3 million was repurchased as of November 13, 1997. In connection with certain investments, the Company is contingently obligated for approximately $92 mmillion for possible future commitments including committed capital to various venture funds and private equity partnerships, to be funded over the next several years.

    CompuCom maintains separate, independent bank credit facilities, which are nonrecourse to the Company and are secured by substantially all of the assets of CompuCom. During recent years, CompuCom has utilized operating earnings, bank credit facilities, equity financing and long-term subordinated notes to fund its significant sales growth and related operating asset requirements. At September 30, 1997, CompuCom's financing arrangements consisted of a $200 million working capital facility, a $100 million revolving Securitization Facility, and a $25 million real estate loan (collectively, the credit facilities). At September 30, 1997, approximately $107 million was outstanding under the working capital facility and the real estate loan and the Securitization Facility were fully utilized. In November 1997, CompuCom amended its credit facilities, increasing the availability under its Securitization Facility to $175 million and reducing the working capital facility to $125 million. The amendment also extended the maturity of the credit facilities to October 2002, except for the $25 million real estate loan which was amended to be due in quarterly installments beginning April 1999. CompuCom is currently evaluating other permanent financing options for the real estate loan.

    Cash flow provided by operating activities increased significantly in 1997 primarily from the effect of CompuCom's Securitization Facility in which $100 million of accounts receivable were sold with the proceeds used to pay down long- term debt.

    The Company's operations are not capital intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. Capital asset requirements are generally funded through bank credit facilities, internally generated funds or other financing sources. Capital expenditures during the nine months ended September 30, 1997 were primarily related to preparing CompuCom's new headquarters and operations campus for full occupancy. The Company expects capital expenditures to decline in the fourth quarter as this construction project is significantly complete. Compucom has entered into an agreement to sell its former headquarters building. Although the sale is contingent on certain conditions. Compucom expects the sale to be completed within the next six months. Upon completion of the sale, Compucom expects to recognize a gain in the range of $4 to $5 million. Based on the Company's current ownership, the Company's share of this gain would be in the range of $2 to $2.5 million. There were no material capital asset purchase commitments at September 30, 1997.

ITEM 5. OTHER INFORMATION

    A Rights Offering to the Company's shareholders of 6,720,000 shares of ChromaVision Medical Systems (ChromaVision) was completed on August 5, 1997. The Company, which sold approximately 731,000 shares of ChromaVision stock as part of the offering, owns approximately 20% of ChromaVision's common stock at September 30, 1997.

    A Rights Offering to the Company's shareholders of 6,720,000 shares of OAO Technology Solutions, Inc. (OAO) common stock commenced on October 21, 1997. The Company will own approximately 29% of OAO's common stock at the completion of the offering.

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

           10.3 Amendment No. 3 to Transfer and Administration Agreement, dated as of February 1, 1997, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank N.A. (1)

           10.4           First amendment to Credit Agreement, dated
                          September 19, 1997, between Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and PNC Bank, N.A. (exhibits omitted) (2)

           10.5 Amendment No. 4 to Transfer and Administration Agreement, dated as of April 1, 1997, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) (2)

           10.6 Amendment No. 2 to Receivables Purchase Agreement, dated as of April 1, 1997, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) (2)

           11             Computation of Per Share Earnings *

           27             Financial Data Schedule (electronic filing only) *

------------------------

*   filed herewith

(1) Incorporated by reference from registrant's form 10-Q for the quarter ended March 31, 1997 dated May 15, 1997 and made a part hereof by such reference

(2) Incorporated by reference from registrant's form 10-Q for the quarter ended June 30, 1997 dated August 14, 1997 and made a part hereof by such reference

    (b) On October 1, 1997, the Company filed a Form 8-K disclosing under
Item 5 the sale of its Pioneer Metal Finishing Division to the management group at Pioneer.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SAFEGUARD SCIENTIFICS, INC.
                                                     (Registrant)

Date: November 14, 1997                        /s/ Donald R. Caldwell
                                               -------------------------------
                                                Donald R. Caldwell
                                                President and Chief Operating
                                                  Officer

Date: November 14, 1997                        /s/ Michael W. Miles
                                               -------------------------------
                                                Michael W. Miles
                                                 Vice President and Chief
                                                 Financial Officer
                                                (Principal Financial and
                                                  Principal Accounting Officer)