Form 10-K
period 1997-12-31
SAFEGUARD SCIENTIFICS INC ET AL
filed 1998-03-31
CIK 86115

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997                   Commission  File
                                                               Number 1-5620

                           SAFEGUARD SCIENTIFICS, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Pennsylvania                                 23-1609753
------------------------------                     ----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification Number)

800 The Safeguard Building
435 Devon Park Drive, Wayne, PA                              19087
---------------------------------------             --------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:    (610) 293-0600
                                                    --------------------
Securities registered pursuant to Section 12(b) of the Act:

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

                               Yes X       No
                                  ----       ----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of common stock held by non-affiliates (based on the closing price on the New York Stock Exchange) on March 20, 1998 was approximately $1.0 billion. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each shareholder that has informed Registrant by March 20, 1998 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

The number of shares outstanding of the Registrant's Common Stock, as of March 20, 1998 was 31,955,366.



DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in this Form 10-K:


PART I

Item 1(b) Page 33 of the Annual Report to Shareholders for the year ended December 31, 1997, which page is filed as part of Exhibit 13 hereto.


PART II

Items 5, 6,
7 and 8 Pages 27 to 46 of the Annual Report to Shareholders for the year ended December 31, 1997, which pages are filed as part of
               Exhibit 13 hereto.


PART III

Items 10, 11,
12 and 13      Definitive Proxy Statement relative to the May 7, 1998
               annual meeting of shareholders of Registrant, to be filed within 120 days after the end of the year covered by this Form 10-K
               Report.

                                     PART I

ITEM 1.   BUSINESS

(a)  GENERAL DEVELOPMENT OF THE BUSINESS

OVERVIEW

Safeguard Scientifics, Inc. ("Safeguard" or the "Company") is engaged in the business of identifying, acquiring interests in, and developing entrepreneurially-driven partnership companies, most of which are engaged in information technology businesses, broadly defined to include all activities related to the acquisition, processing and dissemination of information and related technology to improve business and personal productivity. The most significant of Safeguard's partnership companies are engaged in the delivery of personal computer services, including procurement and configuration of personal computers, application software and related products, network integration, and technical support. In addition, partnership companies in the information technology industry are engaged in outsourcing and the development, sale, and implementation of strategic business software and services, imaging equipment and software, multimedia technology and services, and telecommunications technology.

Safeguard develops these partnership companies by providing active strategic management, operating guidance, acquisition and disposition assistance, board and management recruitment, and innovative financing. Safeguard also participates in the management of several associated venture funds. The Company realizes value for its shareholders through the appreciation of the Company's Common Stock, by taking partnership companies public (generally through an offer by a partnership company to Safeguard shareholders of rights to purchase stock of the partnership company in its initial public offering [a "rights offering"]), through the continued operations of partnership companies, and through the sale of partnership companies. The partnership company generally sells newly-issued shares in a rights offering, although Safeguard and other stockholders usually sell some of their shares in the rights offering as well. In either case, after taking a partnership company public, Safeguard generally retains a significant ownership interest and board representation, and continues to provide strategic, managerial, and operational support. Safeguard completed three rights offerings in 1997 and eight since 1990, including Cambridge Technology Partners, Inc. ("Cambridge")(NASDAQ:CATP), Coherent Communications Systems Corporation ("Coherent")(NASDAQ:CCSC), USDATA Corporation ("USDATA")(NASDAQ:USDC), Integrated Systems Consulting Group, Inc. ("ISCG")(NASDAQ:ISCG), Sanchez Computer Associates, Inc. ("Sanchez")(NASDAQ:SCAI), Diamond Technology Partners, Incorporated ("Diamond")(NASDAQ:DTPI), ChromaVision Medical Systems, Inc. ("ChromaVision")(NASDAQ:CVSN), and OAO Technology Solutions, Inc. ("OAO")(NASDAQ:OAOT). In February 1998, a rights offering commenced for DocuCorp International, Inc. ("DocuCorp")(NASDAQ:DOCC), which is expected to be completed in March 1998.

RECENT DEVELOPMENTS

The Company met its goal to complete three rights offerings in 1997, bringing to its shareholders Diamond, a management consulting firm that develops digital business strategies to improve its clients' competitive positions, ChromaVision, a developer of an automated cellular imaging system for use in a wide variety of clinical and research applications, and OAO, a provider of a wide range of outsourced information technology solutions and professional services.

Consolidated net sales for 1997 were $1.99 billion, a 4% decrease from 1996. The decrease was primarily attributable to the sale of Premier Solutions and Pioneer Metal Finishing during 1997 and decreased product sales at CompuCom Systems, the Company's largest business unit, as CompuCom primarily focused on increasing earnings through growth in its higher-margin services business in 1997. CompuCom's earnings increased by 26% over 1996 (before non-recurring gains). CompuCom's share of the Company's consolidated net sales has risen steadily from 76% in 1990 to 98% in 1997. CompuCom is a leading provider of network integration services to large- and medium-sized businesses throughout the United States.

In 1997, Safeguard invested in three significant new partnership companies, eMerge Vision Systems, Technology Systems Corporation, and Pacific Title/Mirage. Safeguard invested in another new partnership company, Who?Vision Systems, an XL Vision spin out company, in February 1998. Safeguard intends to continue its strategy, begun in 1996, to seek to establish new relationships each year with only a select number of partnership companies and to make larger investments in the companies. Safeguard also made follow-on investments in Intellisource, MultiGen, and Whisper Communications, among others, to support their continued growth.

In February 1998, the Company commenced a rights offering for DocuCorp International, a provider of enterprise-wide document automation software products and services, which was created by a May 1997 merger between FormMaker Software, a previous Safeguard partnership company, and Image Sciences, Inc.

Pennsylvania Early Stage Partners was formed in early 1998 in cooperation with the Commonwealth of Pennsylvania and the Pennsylvania Public School Employees' Retirement System to invest in "catalyst" stage companies primarily in Pennsylvania.

SCP Private Equity Partners completed its fundraising with $265 million of capital committed.

Cambridge completed a major strategic acquisition of UK based Peter Chadwick Holdings Limited, and added over 1,200 net new employees during the year.

Coherent continued its strong growth, and in February 1998 announced an agreement to merge with Tellabs, subject to stockholder and regulatory approvals.

Several partnership companies completed acquisitions to further their growth, including ISCG, OAO, Sanchez, RMS Information Systems, and The Intellisource Group.

Intellisource secured major long-term outsourcing contracts with Shell Services, Oglethorpe Power and Avon.

Whisper Communications signed a major contract to provide automatic meter reading technology to Illinois Power in partnership with Schlumberger.

XL Vision solidified its model for incubating and spinning out new imaging technology companies, with one company (ChromaVision) completing a Safeguard rights offering, a second company (eMerge Vision Systems) completing a spin-out in 1997, and a third company (Who?Vision Systems) completing a spin-out in 1998.

Safeguard sold Pioneer Metal Finishing to Pioneer's management team, and assisted in completing the sale of two other partnership companies, Premier Solutions and DLB Systems.

During 1997, Safeguard amended its bank revolving credit facility by increasing availability from $100 million to $150 million, reducing the interest rate on LIBOR traunches, and extending the maturity to May 2001. Safeguard is in the process of further increasing its facility to $200 million in 1998. CompuCom also amended its credit arrangements by extending the maturity to November 2002 and by a modification to its Securitization Facility. (See Item 8, Financial Statements and supplementary data, Footnote 3.)

ITEM 1 (b).    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
-----------    ---------------------------------------------

Information on net sales, operating profit, depreciation and amortization, capital expenditures and assets employed for each segment of the Company's business for the three-year period ended December 31, 1997 is contained under the caption "Financial Information--Industry Segments" on page 33 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, which page is filed as part of Exhibit 13 hereto and is incorporated herein by reference.

ITEM 1 (c).    NARRATIVE DESCRIPTION OF BUSINESS
-----------    ---------------------------------

STRATEGY AND GENERAL BUSINESS

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

Safeguard gains exposure to emerging companies through its reputation as a historically successful developer of information technology companies, its relationship with eight venture capital and private equity funds, Radnor Venture Partners, Technology Leaders I, Technology Leaders II, TL Ventures III, SCP Private Equity Partners, Safeguard International Fund, EnerTech Capital Partners, and Pennsylvania Early Stage Partners, as well as through its sponsorship of such organizations as the Eastern Technology Council and entrepreneurial centers at Lehigh University, Temple University and the University of Pennsylvania, and the participation of its officers and employees in various non-profit and charitable organizations. Safeguard considers its access to potential partnership companies to be good.

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

Safeguard believes that its relationship with its partnership companies offers the benefits of both the venture capital model and the strategic investor model without the related drawbacks. Safeguard has both the capital and managerial resources to provide financing and strategic, managerial, and operational support as needed by an emerging company. In addition, Safeguard encourages emerging companies to achieve the superior returns on investment generally provided by public offerings, but only if and when it is appropriate for the development of the business of that emerging company. Because of Safeguard's unique process of taking partnership companies public through "rights offerings" to Safeguard shareholders, as described below, Safeguard continues its involvement with its partnership companies after their initial public offerings. This support is often crucial to help a company adjust to the challenges imposed by the public financial markets.

Safeguard's corporate staff provides hands-on assistance to the managers of its partnership companies in the areas of management, financial, marketing, tax, risk management, human resources, legal and technical services. Safeguard has assisted partnership companies by providing or locating and structuring financing, identifying and implementing strategic initiatives, providing marketing assistance, identifying and recruiting executives and directors, assisting in the development of equity incentive arrangements for executives and employees, and providing assistance in structuring, negotiating, documenting, financing, implementing and integrating mergers and acquisitions.

Safeguard also provides a supportive environment to the managers of its partnership companies by organizing numerous opportunities for them to interact with managers of other partnership companies to share strategies, ideas, and insights and to forge business relationships. Twice a year

Safeguard gathers the senior managers of all of its partnership companies, both private and public, for a "Senior Partners" conference. Safeguard also convenes periodic "CFO Forums" for senior financial managers of the partnership companies and occasional sessions on more specific topics, such as investor relations and human resources.

In recent years, Safeguard has tended to acquire substantial minority ownership interests rather than majority interests in many of its partnership companies. In many of these cases, Safeguard, either alone or in conjunction with its associated venture funds, is the largest single shareholder, and exercises significant influence over the company. Safeguard also generally obtains significant board representation in these companies. Safeguard accounts for these companies on an equity basis, recording its share of the company's net earnings or losses under the caption "Income from equity investments, net" in the Consolidated Statements of Operations. Safeguard's equity investee companies have become increasingly important to its operations and success in recent years relative to its consolidated subsidiaries. Item 14(d), Schedule I contains the Company's Condensed Consolidated Financial Statements without the consolidation of its majority-owned subsidiaries, CompuCom and Tangram.

Safeguard believes that the entrepreneurial energy and creativity of the managers of its partnership companies is an essential component of its success. The Company's business strategy of keeping its partnership companies as independent businesses with the chance to go public, rather than folding them into the parent company, is designed to maintain the necessary entrepreneurial environment. The entrepreneurs and their teams retain or are granted equity ownership and incentives in their own companies in order to keep them focused on creating value for their shareholders, including Safeguard.

Safeguard's goal is to maximize the value of its partnership companies for Safeguard's shareholders, often by taking its partnership companies public through a rights offering at the appropriate time. A rights offering is an initial public offering of a partnership company, directed to Safeguard's shareholders. It involves the grant by a partnership company to Safeguard's shareholders of transferable rights to buy shares of the partnership company's stock at a price established by the partnership company, Safeguard, and the underwriter, and supported by two independent valuations. Safeguard shareholders are able to exercise the rights, thereby participating in initial public offerings of high-growth technology companies which are usually reserved for large institutional investors, or they may sell the rights at the prevailing market price, assuming a market develops. Safeguard generally retains a significant ownership in its partnership companies after taking them public. Safeguard generally also retains significant participation on each company's board of directors. Between Safeguard's direct continuing ownership interest in its public partnership companies and the strong identification in the public financial markets of the companies as "Safeguard rights offering" companies, Safeguard retains a substantial interest in the continuing success of the companies after their IPOs, and substantial influence over their management and strategic direction. Growth in the value of the public partnership companies benefits Safeguard and also directly benefits its shareholders who continue to hold the shares purchased in the rights offering. Safeguard's goal is to take three companies public per year through rights offerings.

However, the development of emerging companies is subject to many uncertainties, and there can be no assurance that Safeguard will be successful in completing three rights offerings in any given year.

OVERVIEW OF BUSINESS SEGMENTS

As of the end of 1997, Safeguard and its majority owned subsidiaries have operations in a single industry segment: Information Technology. During 1997 the Company sold its Metal Finishing operations. The Information Technology segment consists of: Microcomputer Systems and Services (the delivery of personal computer services, including procurement and configuration of personal computers, application software and related products, network integration, and technical support); and Information Solutions (the design, development, sale and implementation of enterprise-wide asset tracking and software management solutions). In Microcomputer Systems and Services, the Company operates through its majority-owned subsidiary, CompuCom Systems, Inc. and its subsidiaries ("CompuCom")(NASDAQ:CMPC). In Information Solutions, the Company operates through its majority-owned subsidiary, Tangram Enterprise Solutions, Inc. ("Tangram")(NASDAQ:TESI). The Company sold its other subsidiary in Information Solutions, Premier Solutions Ltd., in 1997. The Company also actively participates in numerous additional private and public information technology companies in which it holds significant minority ownership interests.

INFORMATION TECHNOLOGY SEGMENT

Microcomputer Systems and Services

CompuCom is a leading provider of network integration services to large- and medium-sized businesses throughout the United States. CompuCom helps Fortune 1000 companies manage information technology to achieve their business goals by providing a wide range of services in provisioning, support, and technology management. Products and services are sold by a direct sales force to over 3,500 business customers through 41 sales and service centers located in and serving large metropolitan areas nationwide.

CompuCom is an authorized dealer of major distributed desktop computer products, networking and related peripherals, and software for a number of manufacturers, including Compaq Computer Corporation ("Compaq"), International Business Machines Corporation ("IBM"), Hewlett-Packard Company ("HP"), Toshiba America Information Systems, Intel Corporation and Microsoft Corporation. To further meet the needs of its customers, CompuCom provides a variety of services including LAN/WAN project services, consulting, asset tracking, network management, help desk, field engineering, configuration, software management, distribution, and procurement utilizing network applications such as Novell Netware, Windows NT, Windows and Windows 95, and IBM OS/2 Warp.

Net sales for CompuCom have grown at a compounded rate of 22% over the past five years, while net earnings have grown by 37% compounded annually over the same period. Excluding after-tax nonrecurring gains of $3.4 million in 1997, net earnings over that period have grown at a compounded rate of 34%. CompuCom believes sales and net earnings performance is a result of its continued focus on customer satisfaction, along with the enhancement and growth of its services capabilities created by a strategy of growth through existing operations and strategic acquisitions. The services business is an integral part of CompuCom's strategy to provide customers with the value-added service solutions to meet their technology needs. CompuCom's target customers are becoming increasingly dependent on information technology to compete effectively in today's markets. As a result, the decision making process that organizations face when planning, selecting and implementing technology solutions is becoming more complex and requires many of these organizations to outsource the management and support of their technology needs.

CompuCom's product sales accounted for 86% of Safeguard's total net sales in 1997, compared to 88% in 1996 and 1995. CompuCom's services sales accounted for 12% of Safeguard's total net sales in 1997, compared to 8% in 1996 and 7% in 1995. CompuCom's business tends to be subject to seasonal fluctuations, with the highest revenue levels generally occurring in the fourth quarter.

CompuCom markets its product procurement, configuration, field engineering, network management, help desk services, and technology management services primarily through its direct sales force and service personnel, operating through 41 sales and service centers. CompuCom focuses on meeting the business objectives of large corporate businesses, which accounted for the majority of CompuCom's net sales in 1997. However, no one customer accounted for in excess of 10% of such sales.

CompuCom's customers generally require rapid fulfillment of product orders. To meet these requirements and to assure itself of a continuous allotment of products from its vendors, CompuCom maintains adequate levels of inventory funded through credit facilities and vendor credit.

CompuCom provides support to its customers primarily through inside sales representatives ("ISRs") mostly based at its customer center, located in Dallas, Texas. Each ISR works closely with CompuCom's direct sales representatives. The primary goal of the customer center is to provide greater support to CompuCom's customers while allowing CompuCom's direct sales force to focus on soliciting new business and providing the necessary support for the customer's more complex service needs. As of December 31, 1997, CompuCom employed 335 full-time direct sales representatives and 423 customer center personnel, of whom 308 worked at the customer center in Dallas and 115 worked on-site at certain customer locations.

During 1996, CompuCom helped to create GlobalServe, an international alliance of computer product and service suppliers.

In order to remain profitable in the face of narrow product gross margins, CompuCom has continuously worked to improve its operating efficiency by streamlining its business processes and through the use of integrated enterprise-wide information systems, automation of operations, a corporate intranet, and an internet-based commerce system for customers. CompuCom believes that this focus on technology-enhanced operations gives it one of the lowest operating cost structures in its industry and provides a demonstration to its customers of the benefits of its product and service offerings.

Although product margins improved in 1997 compared to 1996, CompuCom believes that gross margins will continue to be reactive to industry-wide changes. Future profitability will depend on the ability to retain and hire quality service personnel while effectively managing the utilization of such personnel, increased focus on providing technical service and support to customers, product demand, competition, manufacturers' product availability and pricing strategies, effective utilization of vendor programs, successful design and implementation of the final assembly programs of its major vendors, and control of operating expenses.

The computer reseller industry is highly competitive, primarily in the areas of price, product availability, and breadth of product line. Recently, direct marketers have had a pricing advantage over resellers such as CompuCom. In order to combat this disadvantage, CompuCom is participating in the design and implementation of the final assembly programs of its three largest desktop computer vendors, Compaq, HP and IBM. CompuCom's ability to assemble systems to customers specifications on a "build to order" basis should increase product availability and reduce costs to its customers by allowing more efficient inventory management. The industry has been undergoing a significant transformation and consolidation, with a number of CompuCom's competitors being acquired or increasing in size through acquisitions. In addition, larger companies previously engaged in the retail channel have begun to enter the corporate reseller market. As a result, CompuCom is seeking to grow through acquisitions to continue to compete successfully in the market. In March 1998, CompuCom announced that it signed a nonbinding letter of intent to acquire Computer Integration Corp. for cash, subject to CIC stockholder approval. If CompuCom uses its stock for acquisitions or some other dilutive event were to occur, Safeguard's voting interest in CompuCom could be diluted below 50%, in which event Safeguard would no longer consolidate CompuCom's financial results under current generally accepted accounting principles. See "Management's Discussion and Analysis - General" beginning on page 27 of the Company's Annual Report to Shareholders filed as part of Exhibit 13 hereto.

At February 28, 1998, Safeguard owns approximately 51% of CompuCom's outstanding common stock plus preferred stock which gives the Company up to 60% of the votes for CompuCom's directors.

Information Solutions

Tangram provides enterprise-wide solutions, including asset tracking and electronic software distribution for large heterogeneous computing environments, encompassing mainframe, UNIX-based mini and LAN server platforms. Asset Insight(TM), an information technology asset tracking product launched in 1996, allows businesses to track changes in their information technology asset base (including hardware and software), forward plan technology requirements, optimize end-user productivity, and calculate the cost of software and hardware upgrades. AM:PM(R) is Tangram's industry leading solution for automated software distribution, data distribution and collection, and remote resource management. AM:PM, along with expert consulting services, provides businesses with solutions to manage an enterprise's heterogeneous and remote information technology systems. In addition, technology offerings from the consulting group include Asset Compass, a technology integration of Tangram's asset tracking product, Asset Insight, and Tangram's software distribution product, AM:PM, together with a graphic user interface that facilitates task management of distribution, creation, scheduling, and tracking functions.

Tangram operates through two divisions: Enterprise Solutions, focused on marketing Asset Insight; and Consulting Solutions, focused on implementing customized solutions incorporating its AM:PM and other products. The Enterprise Solutions division markets Asset Insight through value added resellers, systems integrators and other channel partners. The Consulting Solutions division markets and sells its products and services directly to its customers in North America and through a network of independent distributors internationally.

Tangram is expending significant amounts to continue to develop and improve Asset Insight and to develop its distribution channels in order to establish and maintain a market leadership position for asset tracking software. Because of its complexity, Asset Insight has a relatively long sales cycle. Effective management of the sales process is critical to Tangram's future success. In the broader market for asset management products and services, competition is intense, and many of Tangram's actual and potential competitors have substantially greater resources than Tangram. Tangram's future success will depend on its ability to enhance its product line over time and adapt to changing market conditions in order to maintain a leadership position in the market for asset tracking solutions.

At February 28, 1998, Safeguard owns approximately 67% of Tangram's outstanding common stock.

In 1997, Premier Solutions was sold to a third party, and Safeguard recorded a gain of $6.3 million on the sale.

Product Development Expenses

For Information Solutions, the Company spent $5.0 million, or approximately 35% of Information Solutions net sales, for product development in 1997, compared to $3.4 million, or approximately 30% of Information Solutions net sales, for product development in 1996 and $3.1 million or approximately 25% of net sales in 1995.

Other Segment Information

Export sales in the Information Technology segment for the three-year period ended December 31, 1997 were less than 5% of the segment's total sales in each of those years. Backlog for this segment, most of which was accounted for at year-end by CompuCom, is not considered to be a meaningful indication of future business prospects due to CompuCom's relatively short order fulfillment cycle.

OTHER INFORMATION

In 1997, Safeguard sold its Pioneer Metal Finishing division to the management group at Pioneer. Safeguard recorded a pre-tax gain of $3.4 from the sale and deferred an additional gain pending collection of the purchase notes and other contingencies.

The operations of the Company and its partnership companies are subject to environmental laws and regulations. The Company does not believe that expenditures relating to those laws and regulations will have a material adverse effect on the business, financial condition or results of operations of the Company.

OTHER PARTNERSHIP COMPANIES

Public Companies

Safeguard uses the equity method of accounting for companies in which it owns less than a majority of the outstanding voting securities but exercises significant influence through representation on those companies' Boards and other means. Public partnership companies accounted for on the equity method in 1997 included Cambridge, ChromaVision, Coherent, OAO, Sanchez, and USDATA.

Cambridge is an international management consulting and systems integration firm. Cambridge combines management consulting, IT strategy, process innovation and implementation, custom and package software deployment, network services, and training to rapidly deliver end-to-end business solutions for clients. Cambridge provides the majority of its services on a fixed-time, fixed-price model with client involvement at all stages of the process. In performing its services, Cambridge employs a rapid development methodology that features an iterative approach and conducts facilitated workshops that bring together key client users, executives and IT professionals to achieve consensus on the business case, strategic objectives, and functionality of a business solution. Cambridge believes that this approach permits the delivery of results in unprecedented time frames -- typically within three to twelve months.

In the fourth quarter of 1997, Cambridge strengthened its management consulting practice through the acquisition of Peter Chadwick Holdings Limited ("Peter Chadwick"). Based in the United Kingdom, Peter Chadwick provides change implementation services for operational strategies and performance improvement. Peter Chadwick enables Cambridge to enhance its ability to provide end-to-end business transformation services to clients by identifying opportunities for business operations change, implementing those changes, and deploying supporting applications. Peter Chadwick's service offerings will be provided through Cambridge's "Cambridge Management Consulting" unit.

Cambridge's management consulting and information technology services are offered at three levels -- the enterprise-wide, specific business process and application software levels of an organization. Upon completion of initial consulting engagements, Cambridge typically designs, and develops one or more strategic software applications, which often include custom and third-party package software, and then rolls-out such applications to the organization's end-users. These software applications are selected and designed to achieve a competitive advantage, enhance the efficiency and functionality of specific business processes, and support financial goals. Cambridge also provides network services and IT strategy services to help clients establish their internal IT strategies and implement the recommended technology solutions. While the early stages of a client engagement may result in a relatively small amount of revenues, a client engagement which involves the design and development of a strategic software application typically results in fees ranging from $1 to $6 million. Because of the size of these assignments, clients may undertake projects on an irregular basis. However, no customer accounted for more than 5% of net revenues in 1997, 1996, or 1995. Cambridge had 1997 revenues of $406.7 million.

At February 28, 1998, Safeguard owns approximately 16% of Cambridge's outstanding common stock.

ChromaVision is a laboratory medicine diagnostics company that develops and manufactures an automated cellular imaging system for a wide variety of clinical and research applications. ChromaVision currently markets the products to research centers and is previewing the system to university medical centers and commercial laboratories in anticipation of two FDA filings in 1998, which could result in several commercialized applications. The ChromaVision
Automated Cellular Imaging System ("ACIS") is designed to identify cells with specific characteristics within a sample of cells on a microscope slide by detecting color produced by the reaction between common laboratory reagents and the cells of interest. ChromaVision's ACIS uses proprietary imaging software to capture digital images of the cell samples to detect the presence, count the number and measure the intensity of targeted cells. The system offers substantial flexibility because the software can be configured to identify different stains and cellular staining characteristics, thereby allowing the system to be adopted for use with different reagents to identify a broad range of targeted cellular conditions. ChromaVision seeks to establish the ChromaVision ACIS as the preferred platform for multiple diagnostic applications.

ChromaVision believes that the ChromaVision ACIS will be attractive to healthcare providers and beneficial to their patients because of its ability to deliver superior diagnostic solutions, thus reducing the need for more invasive or more costly procedures. Preliminary tests have demonstrated that the ChromaVision ACIS can locate a single abnormal cell among 120 million normal cells. This improved detection capability enables the ChromaVision ACIS to be applied to a variety of diagnostic situations, such as high-value rare event detection procedures, which include the detection of minute quantities of cancer cells that have spread to parts of the body away from a tumor's primary location.

ChromaVision has completed clinical trials and has received 510(k) clearance from the FDA to market the ChromaVision ACIS with a stain (marker) to screen blood for malignancy. ChromaVision plans to expand this clearance for a higher-value use of the ChromaVision ACIS in its intended first commercial application called Triple Plus(TM), a procedure using a related cytochemical measurement as a marker in the prenatal screen of maternal blood for indicating the risk of Down syndrome in fetuses. ChromaVision commenced clinical trials for its Triple Plus(TM) application in 1997. Assuming the clinical trials for prenatal screening are successfully completed, ChromaVision anticipates that it will commercialize this application in the second half of 1998. ChromaVision has signed an exclusive distribution and development agreement with Sigma Diagnostics for the Triple Plus(TM). ChromaVision is also evaluating the use of the ChromaVision ACIS for various cancer applications, including for prostate, breast, lung and colorectal cancer.

ChromaVision is currently a development stage company with no commercial revenues. Commencement of revenue generating activities will be contingent on successful completion of clinical trials and, in most cases, obtaining FDA or foreign regulatory approvals. ChromaVision completed its rights offering in August 1997. At February 28, 1998, Safeguard owns approximately 26% of ChromaVision's outstanding common stock.

Coherent develops, manufactures and markets voice quality enhancement products for wireless (including digital cellular and personal communication systems ("PCS")), satellite-based, cable communication systems, and wireline telecommunications systems throughout the world. Coherent's principal product lines are transmission products and conference products. Coherent's products utilize a proprietary high speed reduced instruction set computer ("RISC") microchip coupled with proprietary software to enhance the quality of voice communications during a telephone call in several ways, including eliminating echoes inherent in modern telecommunications systems and hands free telephone and teleconference usage. Coherent's products are compatible with domestic and foreign telecommunications systems.

Coherent sells its transmission products to network operators and other end-users through its direct sales force and third-party distributors, and to telecommunications equipment manufacturers through its direct sales force. Coherent's products are used globally by major wireless and wireline telecommunications companies and network operators, including AT&T Wireless, British Telecom, Cable & Wireless, Cellular One, Cisco Systems, Deutsche Telekom, France Telecom, Motorola, Nokia, NORTEL, Telia Mobitel, and Telefonos de Mexico, among others. Coherent historically has experienced its greatest success selling its transmission products internationally, where competition is based principally on technological characteristics. Competition in the U.S. has been more price sensitive. Coherent's strategy for future growth is to continue to develop new software products running on its echo canceller platforms to support new telecommunications technologies, and to continue to develop and expand strategic relationships with major telecommunications network operators, telecommunications equipment manufacturers, and telecommunications equipment distributors.

Coherent's conference products include Consortium(R) Conferencing System(TM), an automated teleconference bridge; ConferenceMaster(R), a high quality teleconferencing system; and Voicecrafter(TM), a line of audio systems. In February 1998, Coherent announced an agreement to merge with Tellabs in a stock-for-stock deal, subject to various conditions including stockholder and regulatory approvals. There is no assurance such approvals will be obtained. Coherent had 1997 revenues of $73.7 million.

At February 28, 1998, Safeguard owns approximately 31% of Coherent's outstanding common stock.

OAO provides a wide range of outsourced information technology ("IT") solutions and professional services, including the operation of large-scale megacenter complexes and networks (high volume system of computers and information networks), distributed systems management ("DSM"), applications software development and maintenance, staffing services and other IT services. OAO provides these solutions and services, generally on a long-term, fixed-price contractual basis, to its Strategic Clients which are global providers of IT outsourcing services. OAO works with these Strategic Clients as part of the IT outsourcing team in providing services to a wide range of corporate clients ("Engagement Clients"), accepting delivery responsibility for specific functional roles within the outsourcing engagements. OAO's primary Strategic Clients have been IBM's Global Services ("IBM") and Digital Equipment Corporation ("Digital"), which accounted for 66.2% and 24.1% of OAO's 1997 revenues, respectively. OAO's revenues were $84.7 million in 1997. For the years ended December 31, 1997, 1996 and 1995, approximately 60.8%, 73.8%, and 92.0% of OAO's revenues, respectively, were derived from fixed-price contracts. As of December 31, 1997, OAO had over 1,600 employees in 18 company offices and 96 engagement locations in the United States, Canada, Mexico, Brazil and the United Kingdom.

OAO's strategy is to build long-term relationships with Strategic Clients by understanding their business needs and by providing specific services within large-scale outsourcing engagements more cost-effectively than other alternatives. By offering fixed-price contracts, OAO reduces the execution and pricing risk for its Strategic Clients in their large-scale outsourcing engagements. OAO has developed and is continuing to expand its international service delivery capabilities in order to leverage its Strategic Clients' increasingly global IT outsourcing efforts.

Large-scale outsourcing engagements typically involve the acquisition of IT assets by the outsourcing provider from the Engagement Client. These assets can range from fixed assets, such as entire data centers and computer networks, to personnel, such as data center, help desk and programming staff. OAO's role in outsourcing engagements usually involves the retention of IT personnel from the Engagement Client. By retaining employees as part of its new outsourcing engagements, to date, OAO's growth has not been impeded by the availability of qualified technical personnel and OAO has avoided the significant staffing costs and expenses normally associated with new engagements within the IT services industry. OAO's future success is highly dependent on its relationships with a small number of Strategic Clients and its ability to effectively manage its fixed-price contracts.

At February 28, 1998, Safeguard owns approximately 30% of OAO's outstanding common stock.

Sanchez completed its rights offering in December 1996. Sanchez designs, develops, markets, implements, and supports a comprehensive banking software system called PROFILE(R) for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of three integrated modules which operate on open client-server platforms. The primary module, called PROFILE, is a multi-currency core processing system which supports deposit, loan, customer, transaction processing and bank management requirements through multiple distribution channels, including the Internet. Historically, Sanchez has focused its marketing efforts in Central Europe and North America. Currently, Sanchez is targeting three market segments: the emerging banking market (banks with little installed enterprise-wide automation) in which Sanchez seeks to expand its current market share, the direct banking market (large financial services institutions throughout the world engaging in on-line retail banking business conducted via alternate distribution channels such as the Internet) in which Sanchez is seeking to expand on recent successes, and the top-tier bank market (the 1,000 largest global and regional banks in the world) in which Sanchez is seeking to build on its current client base and establish itself as a significant participant. Sanchez believes that the growth of electronic commerce will result in a large increase in the volume of financial transactions which occur on-line as well as a greater demand for customized direct banking products and services. Sanchez also believes that the systems architecture in most top-tier banks is significantly outdated, and that many of these institutions are actively evaluating replacements for their traditional legacy software environments. Sanchez believes that significant opportunities exist for its PROFILE product in both of those markets. The direct banking market is a relatively new market, and the top-tier banking market is characterized by customers who tend to rely on long standing relationships with established vendors. There is no assurance that Sanchez will be able to successfully establish itself in either of these markets.

Sanchez markets PROFILE products through alliances with Digital Equipment Corporation, Hewlett-Packard, Oracle, Price Waterhouse, and IBM, as well as its own enhanced direct sales force.

Sanchez had total revenues of $28.3 million for 1997, approximately one-half of which were from software license fees, with the balance primarily from implementation, consulting services, and maintenance fees. In March 1998 Sanchez announced the acquisition of Greystone Technology Corporation, the developer of certain high performance database systems used in conjunction with PROFILE.

At February 28, 1998, Safeguard owns approximately 25% of Sanchez's outstanding common stock, and warrants which could increase its ownership to 27%.

USDATA is a global supplier of real-time manufacturing application software and development tools, and related consulting services. USDATA's products and services help automate manufacturing and process control applications. Its real-time data management capabilities enable customers to reduce operating costs, shorten cycle times, improve product quality and increase productivity.

USDATA produces automation software tools that enable an organization's information systems to supervise, monitor and control manufacturing and other automated processes and to interface with management information systems. USDATA's family of software products, marketed under the name FactoryLink(R), provides a powerful set of software tools designed for users who are technically competent but who may not be experienced software programmers. USDATA's software business generated $22.4 million of net revenues during 1997.

In February 1998, USDATA announced its intention to dispose of its system integration and hardware servicing business. This business has historically been engaged in the design and turnkey implementation of integrated third-party data collection systems that allow remote, real-time data collection using a variety of automatic identification techniques.

At February 28, 1998, Safeguard owns approximately 25% of USDATA's outstanding common stock, and warrants which could increase its ownership to 30%.

Private Companies

The following are Safeguard's significant private partnership companies.

Diablo Research Corporation is a contract engineering company with expertise in radio frequency technology and applications, CEBUS technology for home automation, and fixed wireless applications for the telecommunications industry. Safeguard is working with Diablo to refine its business model as a technology incubator which can spin out a series of independent companies to commercialize its various technologies. Diablo has previously spun out Whisper Communications to commercialize its two-way wireless automatic meter reading technology. Diablo had 1997 revenues of $24.1 million. At February 28, 1998, Safeguard owns units representing 18% of Diablo's outstanding ownership units.
Diablo is a limited liability company.

Educational Marketing Concepts, Inc. is in the process of producing two large-format films with the International Olympic Committee; and provides various services to non-profit and other corporations. In February 1998, EMC entered into an agreement with two other corporations pursuant to which, and subject to the satisfaction of various conditions, the three corporations will be reorganized into a single entity under a parent corporation, MegaMax Systems, Inc. The combined entity intends to provide a full range of projection equipment, content and service to the giant screen film and theater industry. At February 28, 1998, Safeguard owns 12% of EMC's outstanding commmon stock and warrants which could increase its ownership to 22%. Finalization of certain other transactions could further increase ownership to 37%.

eMerge Vision Systems, Inc. provides rapid response development of application specific thermal imaging solutions. Thermal imaging systems detect minute differences in infrared radiation (heat) emitted by all living and inanimate objects to create an electronic image of the objects and background. EVS is developing systems for the transportation and security markets that can provide pictures of surrounding environments through darkness and fog, and systems for the equine, animal sciences, and medical markets that can detect certain physical conditions such as inflammations and tissue damage. EVS is a development stage company which was formed in 1997 as a spin out from XL Vision, Inc. At February 28, 1998, Safeguard owns non-voting convertible preferred stock which, if converted, would give it ownership of up to 62% of EVS' outstanding common stock.

The Intellisource Group, Inc. provides integrated outsourcing services, called "Intellisourcing," for all of its customers' non-core activities, such as facilities management, communications, accounting, human resources, document management, etc. Intellisource has established a joint venture with Shell Services which received a long term outsourcing contract for Shell Oil, and has obtained additional long term contracts from Oglethorpe Power, Avon, and others. Intellisource's future success depend on its ability to effectively manage its fixed-price contracts and to leverage the resources in its existing engagements to generate and support additional business. At February 28, 1998, Safeguard owns convertible preferred stock which represents 45% of the outstanding capital stock of Intellisource, and warrants which could increase its ownership to up to 69%.

Internet Capital Group, LLC was established by Safeguard in 1996 to identify, invest in, and develop early to mid-stage Internet- related companies in the target areas of enabling tools and technology businesses, software application developers, content providers, and ongoing enterprises whose business model is enhanced by the Internet. Internet Capital Group has $40 million of capital, of which Safeguard has funded 33%.

MultiGen, Inc. develops and markets the leading real-time 3D authoring software that is used to create, edit, and view interactive scenes for visual simulation, entertainment, CAD visualization, and virtual reality applications. MultiGen has also created the Solutions Center to provide customers with customized services, including integration and content development. MultiGen's 1997 revenues were $11.2 million. At February 28, 1998, Safeguard owns common and convertible preferred stock representing 31% of MultiGen's outstanding capital stock.

Nextron Communications, Inc. provides competitively priced quality web site hosting and technical support services that enable businesses of every size to maintain a presence on the World Wide Web. Nextron has strategic relationships with GTE, Southern New England Telephone, and others to provide fast web site development and hosting for their telephone book advertisers. At February 28, 1998, Safeguard has the right to acquire up to 67% of Nextron's outstanding capital stock.

Pacific Title/Mirage, Inc. was formed in October 1997 by Safeguard and Mirage Technologies. The company acquired certain divisions of Pacific Title and Arts Studio, one of Hollywood's most established post-production facilities, providing optical and digital effects and titles for motion pictures. Mirage Technologies also contributed to the company its proprietary LifeF/x(TM) technology, which generates 3-D digital characters with a level of subtlety and details beyond that of other commercially available technologies. Pacific Title/Mirage is continuing to develop LifeF/x, and is negotiating with a major Hollywood studio to feature a LifeF/x generated character in an upcoming motion picture. At February 28, 1998, Safeguard owns common stock and convertible preferred stock representing 48% of Pacific Title/Mirage's outstanding capital stock.

RMS Information Systems provides design, development, integration, and operation of telecommunications and network systems, principally to governmental agencies. RMS' strategy is to continue to grow its government business and establish a strong commercial business. RMS had 1997 revenues of $90.5 million. At February 28, 1998, Safeguard owns 19% of RMS' outstanding common stock, and convertible preferred stock and warrants which could increase its ownership to 34%.

The Sentry Group resulted from a 1996 merger between Value Sourcing Group and Sentry Technology Group. The company provides information technology market research and management consulting services for IT buyers and sellers. Sentry had 1997 revenues of $17.9 million. At February 28, 1998, Safeguard owns 48% of Sentry's outstanding common stock, and warrants which could increase its ownership to 49%.

Technology Systems Corporation became a Safeguard partnership company in 1997. TSC is an engineering consulting services and software development company which provides enterprise decision support capabilities using advanced methodologies for modeling and evaluating enterprise costs, resource capacity, and organizational restraints. Areas of application include product development, product management, and capital investments. To date TSC's client base consists primarily of Fortune 500 companies. At February 28, 1998, Safeguard owns 30% of TSC's outstanding capital stock, and has a contingent obligation to acquire additional shares which would give it up to 35% of the oustanding capital stock.

Whisper Communications, Inc. was formed as a spin-out from Diablo Research Company. Whisper has developed a two-way, fixed-base automatic meter reading technology which will allow utilities to remotely read meters (gas, water, or electric) via the use of radio frequency technology and a wireless communications backbone. Whisper has signed a large supply contract as a subcontractor to Schlumberger to provide automatic meter readers to Illinois Power. Whisper is continuing to develop and improve its product. At February 28, 1998, Safeguard owns convertible preferred stock representing 16% of Whisper's outstanding capital stock, and warrants which could increase its ownership to 22%.

Who?Vision Systems, Inc. is a developer of highly reliable fingerprint authentication products at breakthrough cost levels which should permit their introduction and adoption for mass market use in computers and other consumer and retail devices. Who?Vision has entered into manufacturing and distribution agreements with a major Taiwanese manufacturer, and is negotiating other similar agreements. The ability to efficiently mass produce the product and the development of a mass market and infrastructure for fingerprint authentication devices will be critical to the future success of Who?Vision. At February 28, 1998, Safeguard owns non-voting convertible preferred stock which, if converted, would give it ownership of up to 62% of Who?Vision's outstanding common stock.

XL Vision, Inc. specializes in developing application-specific electronic imaging solutions to meet specific customer needs and identifiable market needs. XL Vision has refined its business model as an incubator which can spin out a series of independent companies to commercialize XL Vision's various technologies. XL Vision's first spin out company, ChromaVision Medical Systems, completed its initial public offering as a Safeguard rights offering in 1997. XL Vision has also spun out eMerge Vision Systems, to develop customized thermal imaging systems for a variety of specialized applications, and Who?Vision Systems, to develop highly reliable, cost effective fingerprint authentication products. XL Vision provides engineering services, product and market development, business development, management services, and financing to its spin out companies in their early stages as they build their own stand-alone capabilities. XL Vision is continuing to develop promising businesses based on its imaging technology expertise. At February 28, 1998, Safeguard owns 33% of XL Vision's outstanding common stock and non-voting convertible preferred stock which could increase its ownership to up to 74%.

Safeguard's ownership percentages in certain of the partnership companies described above include shares which Safeguard has granted to certain of its executives under its long term incentive plan. These grants are subject to certain restrictions, and Safeguard continues to control the voting of these shares until the restrictions lapse.

In addition to the above companies, Safeguard has less significant ownership interests in the following public partnership companies.

Diamond completed its rights offering in March 1997. Diamond is a management consulting firm that devises business strategies enabled by information technology and manages the implementation of those strategies. The distinguishing qualities of Diamond's consulting process are its ability to synthesize strategy with technology and deliver solutions with measurable results, which generally include the design, deployment, and integration of information technology solutions together with modification of business processes and organizational structures. Diamond delivers its strategic consulting and information technology solutions through a single, integrated multi-disciplinary team. At February 28, 1998, Safeguard owns approximately 7% of Diamond's outstanding common stock and warrants which could increase its ownership to 9%.

DocuCorp was created by a merger in May 1997 between FormMaker Software, a previous Safeguard partnership company, and Image Sciences, Inc. DocuCorp develops, markets and supports a portfolio of open-architecture, enterprise-wide document automation software products that enable its customers to produce complex, high volume, customized documents. In addition, DocuCorp provides document automation consulting and applications integration services, and document processing and printing services. DocuCorp currently has an installed base of more than 700 customers in the insurance industry, the utility industry, and other industries. A majority of DocuCorp's revenues are for professional services, including consulting, implementation, outsourcing, and contract programming. The balance of its revenues are for software license fees and maintenance fees. DocuCorp commenced a rights offering on February 24, 1998. Prior to completion of the rights offering, Safeguard accounted for DocuCorp on the equity method. Assuming that the rights offering is completed (assuming the underwriters' overallotment option is exercised), Safeguard will own 7% of DocuCorp's outstanding common stock and warrants which could increase its ownership to 12%, and Safeguard and will discontinue the equity method of accounting for its investment.

ISCG provides consulting services that address its clients' information processing needs through technologically advanced solutions, including client-server architecture, graphical user interface based applications, relational and object-oriented databases and cross-platform applications integration. ISCG delivers consulting services principally in software applications development, but also in systems and network management. ISCG focuses its marketing efforts on the pharmaceutical industry. ISCG has extensive experience in the development, implementation, integration and management of information systems used in the drug development process. It uses this experience and expertise to help pharmaceutical companies shorten the time required for developing, clinical testing, and submission of FDA applications for new drugs. At February 28, 1998, Safeguard owns approximately 7% of ISCG's outstanding common stock and warrants which could increase its ownership to 9%.

Safeguard also participates in managing eight venture capital and private equity funds. These funds invest in early stage, rapidly growing and/or established businesses, and have co-invested in certain of the Company's partnership companies. The following table lists these funds. While

Safeguard's focus is on the information technology industry, the funds also invest in health care, life sciences, service-related companies, technology companies in the energy utilities markets, basic process industries, and later stage companies in various industries. Radnor Venture Partners, Technology Leaders I, and Technology Leaders II are fully invested (including reserves set aside for follow-on investments).

Venture Capital and Private Equity Funds

                                      Capital      % Owned by        Year
Name of Fund                        Commitments    Safeguard(1)  Established

Radnor Venture Partners            $ 33,000,000      14%             1988
Technology Leaders I                 61,000,000       3%             1992
Technology Leaders II               113,000,000       4%             1994
TL Ventures III                     285,000,000       4%             1996
EnerTech Capital Partners            50,000,000       6%             1996
Safeguard International Fund        203,000,000      12%(2)          1996
SCP Private Equity Partners         265,000,000       8%             1996
Pennsylvania Early Stage             50,000,000      20%             1998
Partners


------------------------
(1) Represents the percentage of the outstanding limited partnership interests in each fund owned by Safeguard. In addition, Safeguard owns interests in the general partners of these funds which have carried interests in the funds' profits.

(2)      Estimated pending final fund closing.

EMPLOYEES

At December 31, 1997, Safeguard and its consolidated subsidiaries have approximately 4,400 employees, of which approximately 94% are employed by CompuCom. The Company believes relations with employees are good.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report describing the plans, goals, strategies, intentions, and expectations of the Company or its partnership companies or anticipated events, constitute what are sometimes termed forward-looking statements. The following important factors could cause actual results to differ materially from those in such forward-looking statements.

Competition among investors to invest in or acquire successful emerging information technology companies is substantial, particularly in the larger companies that the Company is currently targeting. The information technology industry is highly competitive, characterized by rapid product development cycles, frequent price reductions, and early product obsolescence, and is generally dominated by companies with greater resources than the Company and its partnership companies. In addition, there is an overall scarcity of available employees with information technology skills, which could lead to increased costs of operations and restrict internal growth.

Certain of the Company's partnership companies offer complex products or services which have lengthy sales cycles, which makes sales forecasts difficult to make, and can lead to substantial fluctuations in quarterly operating results.

Emerging technology companies often encounter obstacles and delays in developing products, service offerings, and markets. If the Company's private partnership companies encounter more delays and obstacles than anticipated, the Company's ability to complete rights offerings when planned could be delayed.

The Company is dependent on the market for information technology companies in general and for initial public offerings of those companies in particular. If such markets were to become weak for an extended period of time, the Company's ability to complete rights offerings when planned, and the Company's ability to generate gains from sales of securities, could be materially adversely affected.

The impact that the Year 2000 issue will have on the information technology industry over the next few years is a material uncertainty. Businesses and government agencies which are clients of the Company's partnership companies could reallocate part or all of their information systems budgets to address the Year 2000 issue, which could materially reduce the demand for the products and services of the Company's partnership companies. In addition, the Company's and its partnership companies' business operations could be materially adversely affected if they do not timely complete any required remediation efforts or if their vendors, business partners, or customers do not timely complete remediation of any systems on which the Company or its partnership companies rely. See also Item 8--"Management's Discussion and Analysis of Financial Condition and Results of Operations." In general, there is likely to be an extraordinary amount of litigation regarding the Year 2000 issue over the next several years, which could have a material adverse impact on the Company's and its partnership companies' operations and financial conditions.

ITEM 1(d). FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company does not believe that foreign or geographic area sales are material or significant to an understanding of its business and operations during the three-year period ended December 31, 1997. Where appropriate, information concerning the Company's export sales is discussed in Item 1(c) "Narrative Description of Business."

ITEM 1(e).     EXECUTIVE OFFICERS

Information about the Company's executive officers can be found in Part III of this report under "Item 10. Directors and Executive Officers of Registrant." None of the officers have fixed term employment agreements.

ITEM 2.        PROPERTIES

The Company owns its corporate headquarters and administrative offices located in Wayne, Pennsylvania. The headquarters building is subject to a $3.6 million mortgage bearing interest at 9.75%, which amortizes over a 30 year term and is callable by the lender at any time beginning in 2002. In 1998, the Company purchased the office park in which its headquarters is located. The principal properties of the Company consisted of the following as of March 10, 1998:


INDUSTRY SEGMENT/LOCATION             TYPE OF FACILITY       LEASE EXPIRES

 INFORMATION TECHNOLOGY

    MICROCOMPUTER SYSTEMS AND SERVICES (COMPUCOM)
          Dallas, TX                   Corporate/Operations     *
          Paulsboro, NJ                Distribution Center      2001(1)
          Stockton, CA                 Distribution Center      1999(2)

    INFORMATION SOLUTIONS (Tangram)
          Cary, NC                     Office/Distribution      2004

 ---------

(*)      Owned facility.


(1)      CompuCom has a cancellation option exercisable at any time after August
         1999.

(2)      CompuCom has a cancellation option exercisable in May of each year.

CompuCom's new corporate and operations campus has been funded on an interim basis through its bank credit facility pending permanent mortgage financing.

In the opinion of management, the properties are in good condition and repair and are adequate for the particular operations for which they are used. CompuCom's new Dallas property contains 250,000 square feet of office space in two buildings on 20 acres. CompuCom has completed renovations and has moved into this space as its new corporate and operations campus. The other existing facilities of the Company generally are capable of supporting increased activity without any significant capital expenditures.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company incorporates by reference the information contained under the caption "Common Stock Data" on page 46 of its Annual Report to Shareholders for the year ended December 31, 1997 which page is filed as part of Exhibit 13 hereto.

ITEM 6.   SELECTED FINANCIAL DATA

The Company incorporates by reference the information contained under this caption on page 27 of its Annual Report to Shareholders for the year ended December 31, 1997 which page is filed as part of Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company incorporates by reference the information contained under this caption on pages 27 through 32 of its Annual Report to Shareholders for the year ended December 31, 1997 which pages are filed as part of Exhibit 13 hereto.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company incorporates by reference the information on pages 33 through 46 of its Annual Report to Shareholders for the year ended December 31, 1997 which pages are filed as part of Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS:

The following persons were executive officers of the Registrant at March 20, 1998:


                                  HAS BEEN AN
                                    OFFICER
NAME                        AGE      SINCE         POSITION

Warren V. Musser             71      1953      Chairman of the Board and
                                               Chief Executive Officer
Donald R. Caldwell (1)       51      1993      President and Chief
                                               Operating Officer
Edward R. Anderson (2)       51      1994      President and Chief Executive
                                               Officer, CompuCom Systems, Inc.






Jerry L. Johnson (3)         50      1995      Senior Vice President--
                                               Operations
Thomas C. Lynch (4)          55      1995      Senior Vice President
Michael W. Miles (5)         40      1992      Senior Vice President and Chief
                                               Financial Officer
James A. Ounsworth(6)        55      1991      Senior Vice President, General
                                               Counsel and Secretary
Glenn T. Rieger (7)          39      1994      Senior Vice President

(1) Mr. Caldwell has served as President of the Company since February 1996 and as Executive Vice President from November 1993 to February 1996. Prior to joining the Company, from 1991 through 1993, Mr. Caldwell was President of Valley Forge Capital Group, Ltd., a business mergers and acquisition advisory firm that he founded.

(2) Mr. Anderson has served as President and Chief Executive Officer of CompuCom Systems, Inc., a subsidiary of the Company, since January 1994 and served as Chief Operating Officer from August 1993 through December 1993. Prior to joining CompuCom, Mr. Anderson served from May 1988 to July 1993 as President and Chief Operating Officer of Computerland Corporation (now known as Vanstar), a computer reseller.

(3) Mr. Johnson served at US West, a Regional Bell Operating Company, from 1985 through 1995, most recently as Vice President of Network Technology Services.

(4) In 1995 Mr. Lynch retired from the U.S. Navy as an Admiral after 31 years, including serving as Superintendent of the U.S. Naval Academy from 1991 through 1994 and the Director, Navy Roles and Missions from 1994 through 1995.

(5) Mr. Miles was promoted to Senior Vice President in January 1998. He has served as Vice President and Chief Financial Officer since January 1997 and has been with the Company since 1984 in various financial positions, most recently as Vice President and Corporate Controller.

(6) Mr. Ounsworth was promoted to Senior Vice President in November 1995. He has served as Vice President, Secretary and General Counsel since December 1991. Prior to joining the Company,
            Mr. Ounsworth was a partner in the Philadelphia law firm of Pepper, Hamilton & Scheetz, and before that he was a nuclear engineer in the U.S. Navy.

(7) Mr. Rieger was promoted to Senior Vice President in January 1998. He has served as a Vice President of the Company since January 1994. Prior to joining the Company, from 1991 through 1993, Mr. Rieger was a Managing Director of Valley Forge Capital Group, Ltd., a business mergers and acquisition advisory firm.

DIRECTORS:

The Company incorporates by reference the information contained under the caption "ELECTION OF DIRECTORS" in its definitive Proxy Statement relative to its May 7, 1998 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K:

The Company incorporates by reference the information contained under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in its definitive Proxy Statement relative to its May 7, 1998 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 11.  EXECUTIVE COMPENSATION

The Company incorporates by reference the information contained under the captions "Directors' Compensation" and "EXECUTIVE COMPENSATION" in its definitive Proxy Statement relative to its May 7, 1998 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates by reference the information contained under the caption "SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in its definitive Proxy Statement relative to its May 7, 1998 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates by reference the information contained under the captions "Compensation Committee Interlocks and Insider Participation" and "CERTAIN TRANSACTIONS" in its definitive Proxy Statement relative to its May 7, 1998 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

      CONSOLIDATED FINANCIAL STATEMENTS
           INDUSTRY SEGMENTS
           BALANCE SHEETS - December 31, 1997 and 1996
           OPERATIONS - years ended December 31, 1997, 1996, and 1995 CASH FLOWS - years ended December 31, 1997, 1996, and 1995 SHAREHOLDERS' EQUITY - years ended December 31, 1997, 1996, and 1995
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           INDEPENDENT AUDITORS' REPORT
           STATEMENT OF MANAGEMENT'S FINANCIAL RESPONSIBILITY
           QUARTERLY FINANCIAL DATA



      FINANCIAL STATEMENT SCHEDULES
        INDEPENDENT AUDITORS' REPORT
        Schedule I - Condensed Consolidated Financial Information of Registrant
        Schedule II- Valuation and Qualifying Accounts

(b)  Reports on Form 8-K

During the fourth quarter of 1997, the Company filed a report on Form 8-K dated October 1, 1997 disclosing under Item 5 the sale of its Pioneer Metal Finishing Division to the management group at Pioneer.

(c)  Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

EXHIBIT NO.    EXHIBIT

3.1            Amended and Restated Articles of Incorporation of the Company
               (20)(Exhibit 3.1)

3.2            By-laws of the Company, as amended (6)(Exhibit 3.2)

4.1**          1979 Stock Option Plan (1)(Exhibit 10)

4.2**          1980 Stock Option Plan (1)(Exhibit 10)(5)(Exhibit 10.5)

4.3**          1990 Stock Option Plan, as amended (20)(Exhibit 4.3)

4.4**          Stock Option Plan for Non-Employee Directors (11) (Exhibit 4.8)

4.5** Safeguard Scientifics, Inc. Amended and Restated Stock Savings Plan (14) (Exhibit 4.9)

4.6** First Amendment to Safeguard Scientifics, Inc. Stock Savings Plan (20)(Exhibit 4.6)

4.7**          Safeguard Scientifics, Inc. Stock Savings Plan Trust Agreement
               (5)(Exhibit 4.2)

4.8            Trust Indenture Agreement dated February 1, 1996 (17) (Exhibit
               10.34)

4.9 Purchase Agreement dated February 1, 1996 between Safeguard Scientifics, Inc. and JP Morgan Securities, Inc. (17) (Exhibit 10.35)

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



10.4**         Third Amendment to Safeguard Scientifics Money Pension Plan
               (17) (Exhibit 10.4)

10.5** Safeguard Scientifics Money Purchase Pension Plan Trust Agreement (6)(Exhibit 10.4)

10.6**         Safeguard Management Incentive Compensation Plan (7)(Exhibit
               10.3)

10.7** Safeguard Scientifics, Inc. Long Term Incentive Plan, as amended and restated effective June 15, 1994 (14) (Exhibit 10.6)

10.8           Omitted

10.9           Omitted

10.10          Omitted

10.11** Form of Promissory Notes dated February 12, 1997 given by certain executives for advances by the Company of income tax withholdings on restricted stock grants (20) (Exhibit 10.11)

10.12**        Safeguard Scientifics, Inc. Deferred Compensation Plan
               (2)(Exhibit 10.12)

10.13 Credit Agreement, dated as of September 13, 1996, between Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and PNC Bank, N.A. (exhibits omitted) (19) (Exhibit 10.1)

10.14 First amendment to Credit Agreement, dated June 19, 1997, between Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and PNC Bank, N.A. (exhibits omitted)
               (22)(Exhibit 10.4)

10.15 Asset Acquisition Agreement dated April 15, 1997 for the sale of certain assets of Premier Solutions Ltd. to a subsidiary of Sungard Data Systems Inc. (exhibits omitted) (21)(Exhibit 10.1)

10.16 Credit Agreement, dated as of September 26, 1996, between NationsBank of Texas, N.A. and CompuCom Systems, Inc. (exhibits and schedules omitted) (19) (Exhibit 10.2)

10.17 Amended and Restated Master Security and Administration Agreement, dated as of September 25, 1996, among CompuCom Systems, Inc., NationsBank of Texas, N.A., CSI Funding, Inc. and Enterprise Funding Corporation (exhibits omitted) (19) (Exhibit 10.3)

10.18 Amendment No. 1 dated December 5, 1996 to Amended and Restated Master Security Agreement among CompuCom Systems, Inc., NationsBank of Texas, CSI Funding, Inc. and Enterprise Funding Corporation*

10.19 Receivables Purchase Agreement dated April 1, 1996 between CompuCom Systems, Inc. and CSI Funding, Inc. (exhibits omitted)
               (18) (Exhibit 10.6)

10.20 First Amendment to Receivables Purchase Agreement, dated as of September 25, 1996, between CompuCom Systems, Inc. and CSI Funding, Inc. (exhibits omitted) (19) (Exhibit 10.4)

10.21 Amendment No. 2 to Receivables Purchase Agreement, dated as of April 1, 1997, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) (22)(Exhibit 10.6)

10.22          Transfer and Administration Agreement, dated as of April 1,
               1996, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) (18) (Exhibit 10.7)

10.23 First Amendment to Transfer and Administration Agreement, dated as of September 25, 1996, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) (19) (Exhibit 10.5)

10.24 Amendment No. 2 dated December 5, 1996 to Transfer and Administration Agreement among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (20)(Exhibit 10.21)

10.25 Amendment No. 3 to Transfer and Administration Agreement, dated as of February 1, 1997, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank N.A. (21)(Exhibit 10.3)

10.26 Amendment No. 4 to Transfer and Administration Agreement, dated as of April 1, 1997, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) (22)(Exhibit 10.5)

10.27 Amended and Restated Credit Agreement, dated as of November 3, 1997, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits and schedules omitted) *

10.28 Amended and Restated Receivables Purchase Agreement, dated as of November 3, 1997, between CompuCom Systems, Inc. and CSI Funding, Inc. (exhibits omitted) *

10.29 Amended and Restated Transfer and Administration Agreement, dated as of November 3, 1997, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) *

10.30** Promissory Note dated February 12, 1997 from Edward Anderson to CompuCom Systems, Inc. (20)(Exhibit 10.22)

10.31** Pledge Agreement dated August 31, 1994 between Edward Anderson and CompuCom Systems, Inc. (14) (Exhibit 10.27)

10.32** Executive Employment Agreement dated October 24, 1997 between Edward Anderson and CompuCom Systems, Inc. *

11 Computation of Per Share Earnings * (included in Note 7 to the Consolidated Financial Statements on page 42 of the Company's Annual Report to Shareholders for year ended December 31, 1997, which page is filed as part of Exhibit 13 hereto)

13 Pages 27 to 46 of Annual Report to Shareholders for year ended December 31, 1997 *

21             List of Subsidiaries*

23.1           Consent of KPMG Peat Marwick LLP, independent auditors*

23.2 Consent and Report of Coopers & Lybrands LLP, independent auditors*

23.3 Consent and Report of Coopers & Lybrands LLP, independent auditors*

23.4 Consent and Report of Coopers & Lybrands LLP, independent auditors*

23.5 Consent and Report of Price Waterhouse LLP, independent auditors*

23.6 Consent and Report of Price Waterhouse LLP, independent auditors*

23.7 Consent and Report of Deloitte & Touche LLP, independent auditors*

27.1           Financial Data Schedule for the year ended December 31, 1997*

27.2 Financial Data Schedule for the years ended December 31, 1996 and December 31, 1995*

27.3 Financial Data Schedule for the three, six and nine month periods ended March 31, 1997, June 30, 1997, and September 30, 1997*

27.4 Financial Data Schedule for the three, six and nine month periods ended March 31, 1996, June 30, 1996, and September 30, 1996*


--------------------------------

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

(5) Filed on December 13, 1991 as an exhibit to Form 8-K (No. 1- 5620) and incorporated herein by reference.

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

(19) Filed on November 12, 1996 as an exhibit to Form 10-Q (No. 1- 5620) and incorporated herein by reference.

(20) Filed on March 31, 1997 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.

(21) Filed May 15, 1997 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.

(22) Filed August 14, 1997 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.

(23) Filed November 14, 1997 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.

(d)  Financial Statement Schedules

Independent Auditors' Report

The Board of Directors and Shareholders
Safeguard Scientifics, Inc.:

Under date of February 7, 1998, we reported on the consolidated balance sheets of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP
Philadelphia, Pennsylvania
February 7, 1998

                           Safeguard Scientifics, Inc.
                                   Schedule I
                      Condensed Consolidated Balance Sheets
                           December 31, 1997 and 1996
                                 (in thousands)

ASSETS
                                                 1997        1996
                                            ---------   ---------


Current Assets
  Cash and cash equivalents .............   $     680   $   8,019
  Receivables less allowances ($0 - 1997;
    $25 - 1996)..........................                   4,140
  Notes and other receivables ...........       6,157       9,403
  Other current assets ..................       4,873       9,119
                                            ---------   ---------
     Total current assets ...............      11,710      30,681

Property, Plant and Equipment, Net ......      13,142      20,707

Other Assets
  Investments in unconsolidated
    subsidiaries and affiliates .........     310,877     241,490
  Notes and other receivables ...........      21,669      14,989
  Other .................................       2,756       9,846
                                            ---------   ---------
     Total other assets .................     335,302     266,325
                                            ---------   ---------
         Total Assets....................   $ 360,154   $ 317,713
                                            ---------   ---------
                                            ---------   ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 1997        1996
                                            ---------   ---------
Current Liabilities
  Current debt obligations ..............   $     333   $   3,560
  Accounts payable ......................         888       1,730
  Accrued expenses ......................      17,304      16,702
                                            ---------   ---------
     Total current liabilities ..........      18,525      21,992

Long-Term Debt ..........................      29,689      12,591

Deferred Taxes ..........................      12,846      10,860
Other Liabilities .......................       1,143       1,128

Convertible Subordinated Notes ..........      90,881     102,131

Shareholders' Equity
  Common stock ..........................       3,280       3,280
  Additional paid-in capital ............      49,952      35,566
  Retained earnings .....................     151,471     129,970
  Treasury stock, at cost ...............     (13,339)     (7,165)
  Net unrealized appreciation on
   investments ..........................      15,706       7,360
                                            ---------   ---------
     Total shareholders' equity..........     207,070     169,011
                                            ---------   ---------
         Total Liabilities and
          Shareholders' Equity...........   $ 360,154   $ 317,713
                                            ---------   ---------
                                            ---------   ---------


      See notes to condensed consolidated financial statements.

                           Safeguard Scientifics, Inc.
                                   Schedule I
                 Condensed Consolidated Statements of Operations
                  Years Ended December 31, 1997, 1996 and 1995
                     (in thousands except per share amounts)


                                         1997        1996        1995
                                     --------    --------    --------
 REVENUES
   Net sales........................ $ 15,982    $ 30,286    $ 35,628
   Securities and other gains, net..   24,025      26,011      17,464
   Other income.....................   14,223      10,273       9,210
                                     --------    --------    --------
    Total revenues..................   54,230      66,570      62,302


 COSTS AND EXPENSES
   Cost of sales....................   10,908      19,223      23,899
   Selling, general, and
    administrative..................   25,162      22,712      19,061
   Depreciation and amortization....    2,169       3,818       4,536
   Interest.........................    7,150       8,623       6,643
   Equity in income of
    unconsolidated subsidiaries
    and affiliates, net of taxes....  (14,873)    (12,345)    (12,655)
                                     --------    --------    --------
    Total costs and expenses........   30,516      42,031      41,484
                                     --------    --------    --------

 EARNINGS BEFORE TAXES ON INCOME       23,714      24,539      20,818

   Provision for taxes on income....    2,213       4,612       2,555
                                     --------    --------    --------

 NET EARNINGS....................... $ 21,501    $ 19,927    $ 18,263
                                     --------    --------    --------
                                     --------    --------    --------


 EARNINGS PER SHARE
   Basic............................ $    .69    $    .67    $    .63
   Diluted.......................... $    .66    $    .61    $    .53


 AVERAGE COMMON SHARES OUTSTANDING
   Basic............................   31,249      29,900      29,052
   Diluted..........................   31,996      31,348      30,734


      See notes to condensed consolidated financial statements.

                           Safeguard Scientifics, Inc.
                                   Schedule I
                 Condensed Consolidated Statements of Cash Flows
                  Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)



                                          1997         1996         1995
                                     ---------    ---------    ---------
OPERATING ACTIVITIES
Net earnings......................   $  21,501    $  19,927    $  18,263
Adjustments to reconcile net
 earnings to cash provided
 (used) by operating activities
  Depreciation and amortization...       2,169        3,818        4,536
  Deferred income taxes...........      (2,313)         109        1,891
  Equity in income of
   unconsolidated subsidiaries
   and affiliates, net of taxes...     (14,873)     (12,345)     (12,655)
  Securities and other gains,
    net...........................     (24,025)     (26,011)     (17,464)

Cash provided (used) by changes in
 working capital items
  Receivables.....................       3,349       (5,746)         422
  Accounts payable, accrued
   expenses and other.............       2,638        5,624       (7,558)
                                     ---------    ---------    ---------
Cash (used) by operating
 activities.......................     (11,554)     (14,624)     (12,565)

Proceeds from securities and other
 gains, net.......................      67,294       41,982       24,952
                                     ---------    ---------    ---------

Cash provided by operating
 activities and securities and
 other gains, net.................      55,740       27,358       12,387

OTHER INVESTING ACTIVITIES
 Investments and notes acquired,
  net..............................    (80,518)     (64,110)     (28,638)
 Capital expenditures..............     (7,871)      (5,985)      (3,068)
 Other, net........................      3,408       (5,592)
                                     ---------    ---------    ---------
Cash (used) by other investing
 activities.......................     (84,981)     (75,687)     (31,706)

FINANCING ACTIVITIES
 Net borrowings (repayments) on
  revolving credit facilities......     22,200      (63,425)      16,351
 Net borrowings (repayments) on
  term debt........................      3,371          455       (1,035)
 Issuance of convertible
  subordinated notes, net..........                 112,109
 Repurchase of common stock........     (9,488)                      (33)
 Issuance of common stock..........      5,819        5,210        3,771
                                     ---------    ---------    ---------
Cash provided by financing
 activities.......................      21,902       54,349       19,054
                                     ---------    ---------    ---------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS..................     (7,339)       6,020         (265)

Cash and cash equivalents -
 beginning of year................       8,019        1,999        2,264
                                     ---------    ---------    ---------
CASH AND CASH EQUIVALENTS -
 END OF YEAR......................   $     680    $   8,019    $   1,999
                                     ---------    ---------    ---------
                                     ---------    ---------    ---------

      See notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements


NOTE 1 - PRINCIPLES OF CONSOLIDATION

The Condensed Consolidated (also referred to as "Parent Company") Financial Statements include the accounts of Safeguard Scientifics, Inc. (the Company) and its wholly-owned subsidiaries. These statements differ from the Consolidated Financial Statements presented in the Company's Annual Report to Shareholders by not consolidating the Company's less than wholly-owned subsidiaries (primarily CompuCom and Tangram) and instead treating these companies as if they were accounted for on the equity method.

The Company sold its Pioneer Metal Finishing division (Pioneer) in mid-1997. The Condensed Consolidated Statements of Operations include net sales and costs and expenses of $16.0 million and $14.6 million, respectively, in 1997, and $28.6 million and $26.3 million, respectively, in 1996, related to Pioneer.

Subsequent to the sale of Pioneer, the Company's revenues consist of securities and other gains and other income, which consists primarily of administrative service fees charged to partnership companies and associated venture funds and interest income generally derived from loans to partnership companies.

NOTE 2 - DEBT

                                                           1997        1996
                                                       --------    --------
                                                          (in thousands)
Revolving credit facilities..................          $ 22,200
Mortgage note, 9.75%, payable
 monthly through 2002........................             3,456    $  3,487
Mortgage notes, 6.1% to 7.6%,
 payable monthly through 2017................             4,045
Pioneer Metal Finishing......................                        11,870
Other........................................               321         794
                                                       --------    --------
Total debt...................................            30,022      16,151
Current debt obligations.....................              (333)     (3,560)
                                                       --------    --------
Long-term debt...............................          $ 29,689    $ 12,591
                                                       --------    --------
                                                       --------    --------


Aggregate maturities of long-term debt during future years are as follows (in millions): $.3 - 1998; $.4 - 1999; $.3 - 2000; $22.5 -
2001; $.5 - 2002 and $6.0 - thereafter.

Interest paid in 1997, 1996, and 1995 was $6.9 million, $6.3 million and $6.6 million, respectively, of which $5.8 million and $3.4 million in 1997 and 1996, respectively, related to the Company's Convertible Subordinated Notes and $1.1 million and $2.0 million in 1996 and 1995, respectively, related to commercial real estate debt.

NOTE 3 - RECLASSIFICATIONS


Certain amounts previously reported in the Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.

                  Safeguard Scientifics, Inc. and Subsidiaries
                                  Schedule II
                        Valuation and Qualifying Accounts
                                 (in thousands)




                                          Balance         Additions
                                         Beginning        Charged to                                               Balance
DESCRIPTION                               of Year         Operations       Deductions         Other              End of Year
                                                                              (1)
Allowance for doubtful accounts

   Year ended December 31, 1995         $   6,466          $   1,277         $    968          $(4,131)(2)        $   2,644

   Year ended December 31, 1996         $   2,644          $   1,472         $    995          $   (33)(3)        $   3,088

   Year ended December 31, 1997         $   3,088          $   2,183         $  1,829          $  (570)(4)       $   2,872

Inventory reserves

   Year ended December 31, 1995         $   10,674         $ 13,333          $ 13,581          $  (902)(2)        $   9,524

   Year ended December 31, 1996         $   9,524          $ 15,529          $ 16,119                             $   8,934

   Year ended December 31, 1997         $   8,934          $ 14,844          $ 13,854                             $   9,924


(1)  Net write-offs.

(2)  Deconsolidation of Center Core.

(3) Sale of the Phoenix location of Pioneer Metal Finishing and the Commercial Real Estate operations.

(4)  Sale of Pioneer Metal Finishing and Premier Solutions Ltd.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 1998 SAFEGUARD SCIENTIFICS, INC.

                                By:  /s/ Warren V. Musser
                                   ---------------------------
                                Warren V. Musser, Chairman and
                                  Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 19, 1998                   /s/ Warren V. Musser
              --                         ---------------------
                                         Warren V. Musser, Chairman and Chief
                                         Executive Officer (Principal Executive
                                         Officer)

Dated:  March 19, 1998                   /s/ Michael W. Miles
              --                         ---------------------
                                         Michael W. Miles, Senior Vice
                                         President and Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

Dated:  March 19, 1998                   /s/ Judith Areen
              --                         -----------------
                                         Judith Areen, Director

Dated:  March 19, 1998                   /s/ Donald R. Caldwell
              --                         -----------------------
                                         Donald R. Caldwell, Director

Dated:  March 19, 1998                   /s/ Robert A. Fox
              --                         ------------------
                                         Robert A. Fox, Director

Dated:  March 19, 1998                   /s/ Delbert W. Johnson
              --                         -----------------------
                                         Delbert W. Johnson, Director

Dated:  March 27, 1998                   /s/ Robert E. Keith, Jr.
              --                         -------------------------
                                         Robert E. Keith, Jr., Director

Dated:  March 19, 1998                   /s/ Peter Likins
              --                         -----------------
                                         Peter Likins, Director

Dated:  March 19, 1998                   /s/ Jack L. Messman
              --                         --------------------
                                         Jack L. Messman, Director

Dated:  March 19_, 1998                   /s/ Russell E. Palmer
              --                         ----------------------
                                         Russell E. Palmer, Director

Dated:  March 19, 1998                   /s/ John W. Poduska, Sr.
              --                         -------------------------
                                         John W. Poduska Sr., Director

Dated:  March 19, 1998                   /s/ Heinz Schimmelbusch
              --                        ------------------------
                                         Heinz Schimmelbusch, Director

Dated:  March 19, 1998                   /s/ Hubert J.P. Schoemaker
              --                         ---------------------------
                                         Hubert J. P. Schoemaker, Director

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

EXHIBIT NO.    EXHIBIT

3.1            Amended and Restated Articles of Incorporation of the Company
               (20)(Exhibit 3.1)

3.2            By-laws of the Company, as amended (6)(Exhibit 3.2)

4.1**          1979 Stock Option Plan (1)(Exhibit 10)

4.2**          1980 Stock Option Plan (1)(Exhibit 10)(5)(Exhibit 10.5)

4.3**          1990 Stock Option Plan, as amended (20)(Exhibit 4.3)

4.4**          Stock Option Plan for Non-Employee Directors (11) (Exhibit 4.8)

4.5** Safeguard Scientifics, Inc. Amended and Restated Stock Savings Plan (14) (Exhibit 4.9)

4.6** First Amendment to Safeguard Scientifics, Inc. Stock Savings Plan (20)(Exhibit 4.6)

4.7**          Safeguard Scientifics, Inc. Stock Savings Plan Trust Agreement
               (5)(Exhibit 4.2)

4.8            Trust Indenture Agreement dated February 1, 1996 (17) (Exhibit
               10.34)

4.9 Purchase Agreement dated February 1, 1996 between Safeguard Scientifics, Inc. and JP Morgan Securities, Inc. (17)(Exhibit 10.35)

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


10.4**         Third Amendment to Safeguard Scientifics Money Pension Plan
               (17) (Exhibit 10.4)

10.5** Safeguard Scientifics Money Purchase Pension Plan Trust Agreement (6)(Exhibit 10.4)

10.6**         Safeguard Management Incentive Compensation Plan (7)(Exhibit
               10.3)

10.7** Safeguard Scientifics, Inc. Long Term Incentive Plan, as amended and restated effective June 15, 1994 (14) (Exhibit 10.6)

10.8           Omitted


10.9           Omitted

10.10          Omitted

10.11** Form of Promissory Notes dated February 12, 1997 given by certain executives for advances by the Company of income tax withholdings on restricted stock grants (20) (Exhibit 10.11)

10.12**        Safeguard Scientifics, Inc. Deferred Compensation Plan
               (2)(Exhibit 10.12)

10.13 Credit Agreement, dated as of September 13, 1996, between Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and PNC Bank, N.A. (exhibits omitted) (19) (Exhibit 10.1)

10.14 First amendment to Credit Agreement, dated June 19, 1997, between Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and PNC Bank, N.A. (exhibits omitted)
               (22)(Exhibit 10.4)

10.15 Asset Acquisition Agreement dated April 15, 1997 for the sale of certain assets of Premier Solutions Ltd. to a subsidiary of Sungard Data Systems Inc. (exhibits omitted) (21)(Exhibit 10.1)

10.16 Credit Agreement, dated as of September 26, 1996, between NationsBank of Texas, N.A. and CompuCom Systems, Inc. (exhibits and schedules omitted) (19) (Exhibit 10.2)

10.17 Amended and Restated Master Security and Administration Agreement, dated as of September 25, 1996, among CompuCom Systems, Inc., NationsBank of Texas, N.A., CSI Funding, Inc. and Enterprise Funding Corporation (exhibits omitted) (19) (Exhibit 10.3)

10.18 Amendment No. 1 dated December 5, 1996 to Amended and Restated Master Security Agreement among CompuCom Systems, Inc., NationsBank of Texas, CSI Funding, Inc. and Enterprise Funding Corporation*

10.19 Receivables Purchase Agreement dated April 1, 1996 between CompuCom Systems, Inc. and CSI Funding, Inc. (exhibits omitted)
               (18) (Exhibit 10.6)

10.20 First Amendment to Receivables Purchase Agreement, dated as of September 25, 1996, between CompuCom Systems, Inc. and CSI Funding, Inc. (exhibits omitted) (19) (Exhibit 10.4)

10.21 Amendment No. 2 to Receivables Purchase Agreement, dated as of April 1, 1997, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) (22)(Exhibit 10.6)

10.22          Transfer and Administration Agreement, dated as of April 1,
               1996, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) (18) (Exhibit 10.7)

10.23 First Amendment to Transfer and Administration Agreement, dated as of September 25, 1996, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) (19) (Exhibit 10.5)

10.24 Amendment No. 2 dated December 5, 1996 to Transfer and Administration Agreement among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (20)(Exhibit 10.21)

10.25 Amendment No. 3 to Transfer and Administration Agreement, dated as of February 1, 1997, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank N.A. (21)(Exhibit 10.3)

10.26 Amendment No. 4 to Transfer and Administration Agreement, dated as of April 1, 1997, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) (22)(Exhibit 10.5)

10.27 Amended and Restated Credit Agreement, dated as of November 3, 1997, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits and schedules omitted) *

10.28 Amended and Restated Receivables Purchase Agreement, dated as of November 3, 1997, between CompuCom Systems, Inc. and CSI Funding, Inc. (exhibits omitted) *

10.29 Amended and Restated Transfer and Administration Agreement, dated as of November 3, 1997, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) *

10.30** Promissory Note dated February 12, 1997 from Edward Anderson to CompuCom Systems, Inc. (20)(Exhibit 10.22)

10.31** Pledge Agreement dated August 31, 1994 between Edward Anderson and CompuCom Systems, Inc. (14) (Exhibit 10.27)

10.32** Executive Employment Agreement dated October 24, 1997 between Edward Anderson and CompuCom Systems, Inc. *

11 Computation of Per Share Earnings * (included in Note 7 to the Consolidated Financial Statements on page 42 of the Company's Annual Report to Shareholders for year ended December 31, 1997, which page is filed as part of Exhibit 13 hereto)

13 Pages 27 to 46 of Annual Report to Shareholders for year ended December 31, 1997 *

21             List of Subsidiaries*

23.1           Consent of KPMG Peat Marwick LLP, independent auditors*

23.2 Consent and Report of Coopers & Lybrands LLP, independent auditors*

23.3 Consent and Report of Coopers & Lybrands LLP, independent auditors*

23.4 Consent and Report of Coopers & Lybrands LLP, independent auditors*

23.5 Consent and Report of Price Waterhouse LLP, independent auditors*

23.6 Consent and Report of Price Waterhouse LLP, independent auditors*

23.7 Consent and Report of Deloitte & Touche LLP, independent auditors*

27.1           Financial Data Schedule for the year ended December 31, 1997*

27.2 Financial Data Schedule for the years ended December 31, 1996 and December 31, 1995*

27.3 Financial Data Schedule for the three, six and nine months period ended March 31, 1997, June 30, 1997, and September 30, 1997*

27.4 Financial Data Schedule for the three, six and nine months periods ended March 31, 1996, June 30, 1996, and September 30, 1996*


--------------------------------

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

(5) Filed on December 13, 1991 as an exhibit to Form 8-K (No. 1- 5620) and incorporated herein by reference.

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

(19) Filed on November 12, 1996 as an exhibit to Form 10-Q (No. 1- 5620) and incorporated herein by reference.

(20) Filed on March 31, 1997 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.

(21) Filed May 15, 1997 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.

(22) Filed August 14, 1997 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.

(23) Filed November 14, 1997 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.