Form 10-Q
period 1998-03-31
SAFEGUARD SCIENTIFICS INC ET AL
filed 1998-05-15
CIK 86115

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1998                   Commission File Number 1-5620



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


800 The Safeguard Building,    435 Devon Park Drive    Wayne, PA    19087
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  (610)293-0600

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X                  No
                              -------                  -------


Number of shares outstanding as of                   May 14,1998

Common Stock                                         31,993,705

                           SAFEGUARD SCIENTIFICS, INC.
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION                    Page
                         ------------------------------                    ----

Item 1 - Financial Statements:

    Consolidated Balance Sheets -
    March 31, 1998 (unaudited) and December 31, 1997.........................3

    Consolidated Statements of Operations (unaudited)-
    Three Months Ended March 31, 1998 and 1997...............................4

    Consolidated Statements of Cash Flows (unaudited)-
    Three Months Ended March 31, 1998 and 1997...............................5

    Notes to Consolidated Financial Statements...............................6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................11

                         PART II - OTHER INFORMATION
                         ---------------------------

Item 4 - Submission of Matters to a Vote of Security Holders................20

Item 5 - Other Information..................................................20

Item 6 - Exhibits and Reports on Form 8-K...................................20

Signatures..................................................................21

                           SAFEGUARD SCIENTIFICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                  March 31,                         December 31,
ASSETS                                              1998                               1997
                                          --------------------------        ---------------------------
                                                 (UNAUDITED)
Current Assets
  Cash and cash equivalents                        $   5,128                        $   5,382
  Receivables less allowances                        182,985                          187,385
  Inventories                                        232,575                          198,053
  Other current assets                                 5,829                            6,459
                                                   ---------                       ----------
    Total current assets                             426,517                          397,279

Property, Plant, and Equipment                       121,880                          105,188
  Less accumulated depreciation and amortization     (33,048)                         (28,221)
                                                   ---------                       ----------
   Total property, plant, and equipment, net          88,832                           76,967

Other Assets
  Investments                                        224,529                          185,111
  Notes and other receivables                         22,850                           21,035
  Excess of cost over net assets of
    businesses acquired, net                          28,835                           26,168
  Other                                                8,754                            7,981
                                                   ---------                       ----------
    Total other assets                               284,968                          240,295
                                                   ---------                       ----------
Total Assets                                        $800,317                         $714,541
                                                   ---------                       ----------
                                                   ---------                       ----------


LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities
  Current debt obligations                          $  3,476                        $   3,396
  Accounts payable                                   119,275                           74,025
  Accrued expenses                                    79,742                           91,857
                                                   ---------                       ----------
    Total current liabilities                        202,493                          169,278

Long-Term Debt                                       149,517                          127,089

Deferred Taxes                                        27,850                           20,044
Minority Interest and Other                          102,365                          100,179

Convertible Subordinated Notes                        72,345                           90,881

Shareholders' Equity
  Common stock                                         3,280                            3,280
  Additional paid-in capital                          62,108                           49,952
  Retained earnings                                  156,531                          151,471
  Treasury stock, at cost                             (7,539)                         (13,339)
  Net unrealized appreciation on investments          31,367                           15,706
                                                   ---------                       ----------
    Total shareholders' equity                       245,747                          207,070
                                                   ---------                       ----------
Total Liabilities and Shareholders' Equity          $800,317                         $714,541
                                                   ---------                       ----------
                                                   ---------                       ----------


See notes to consolidated financial statements.

                           SAFEGUARD SCIENTIFICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)



                                                               Three Months Ended March 31,
                                                          ------------------------------------------------
                                                             1998                          1997
                                                          ------------------    --------------------------
                                                                         (UNAUDITED)
Revenues
  Net Sales
     Product                                               $379,271                       $385,405
     Services                                                62,627                         62,171
                                                           --------                       --------
  Total net sales                                           441,898                        447,576

  Securities and other gains, net                             7,852                          7,201
  Other income                                                3,497                          2,686
                                                           --------                       --------
      Total revenues                                        453,247                        457,463

Costs and Expenses
  Cost of sales - product                                   333,420                        342,068
  Cost of sales - services                                   41,123                         40,262
  Selling and service                                        37,396                         33,616
  General and administrative                                 21,195                         19,723
  Depreciation and amortization                               4,273                          5,234
  Interest and financing                                      5,803                          5,198
  Income from equity investments, net                        (1,505)                          (104)
                                                           --------                       --------
      Total costs and expenses                              441,705                        445,997
                                                           --------                       --------
Earnings Before Minority Interest and Taxes on Income        11,542                         11,466

    Minority interest                                        (3,109)                        (3,979)
                                                           --------                       --------
Earnings Before Taxes On Income                               8,433                          7,487

    Provision for taxes on income                             3,373                          2,995
                                                           --------                       --------
Net Earnings                                               $  5,060                       $  4,492
                                                           --------                       --------
                                                           --------                       --------
Earnings Per Share
    Basic                                                     $ .16                          $ .14
    Diluted                                                   $ .15                          $ .14

Average Common Shares Outstanding

    Basic                                                     31,714                        31,122
    Diluted                                                   32,403                        32,032



See notes to consolidated financial statements.

                           SAFEGUARD SCIENTIFICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                    Three Months Ended March 31,
                                                           --------------------------------------------------
                                                                      1998                          1997
                                                           --------------------------    --------------------
                                                                                  (UNAUDITED)
Operating Activities
Net earnings                                                      $  5,060                       $  4,492
Adjustments to reconcile net earnings to
  cash provided (used) by operating activities
    Depreciation and amortization                                    4,273                          5,234
    Deferred income taxes                                             (262)                          (179)
    Income from equity investments, net                             (1,505)                          (104)
    Securities and other gains, net                                 (7,852)                        (7,201)
    Minority interest, net                                           1,865                          2,387
Cash provided (used) by changes in
  working capital items
    Receivables                                                     10,837                         66,514
    Inventories                                                    (34,522)                        41,290
    Accounts payable, accrued expenses, and other                   31,419                        (80,648)
                                                                  --------                       --------
Cash provided by operating activities                                9,313                         31,785

Proceeds from securities and other gains, net                        8,405                            987
                                                                  --------                       --------
Cash provided by operating activities and
   securities and other gains, net                                  17,718                         32,772

Other Investing Activities
  Investments and notes acquired, net                              (24,893)                       (19,247)
  Capital expenditures                                              (4,746)                        (6,395)
  Business acquisitions, net of cash acquired                       (4,023)
  Other, net                                                          (507)                          (591)
                                                                  --------                       --------
Cash (used) by other investing activities                          (34,169)                       (26,233)

Financing Activities
  Net borrowings (repayments) on
    revolving credit facilities                                     15,675                        (15,869)
  Net borrowings (repayments) on term debt                             517                           (797)
  Repurchase of Company common stock                                  (854)                          (177)
  Issuance of Company common stock                                     649                          1,121
  Issuance of subsidiary common stock                                  210                          1,701
                                                                  --------                       --------
Cash provided (used) by financing                                   16,197                        (14,021)
                                                                  --------                       --------
Decrease in Cash and Cash Equivalents                                 (254)                        (7,482)
Cash and Cash Equivalents - beginning of year                        5,382                         12,881
                                                                  --------                       --------
Cash and Cash Equivalents - End of Period                         $  5,128                       $  5,399
                                                                  --------                       --------
                                                                  --------                       --------



See notes to consolidated financial statements.

                           SAFEGUARD SCIENTIFICS, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1998

1. General

     The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Summary of Accounting Policies and Notes to Consolidated Financial Statements included in the 1997 Form 10-K should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring adjustments) which the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

2. Comprehensive Income

     The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130), which was effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than net earnings, the Company's source of comprehensive income is from net unrealized appreciation on its investments which is disclosed separately in the Shareholders' Equity section of the Consolidated Balance Sheets. Total comprehensive income (the sum of net earnings and the change in unrealized appreciation on investments) was $20.7 million and $6.5 million for the quarters ended March 31, 1998 and 1997, respectively.

3. Reclassifications

     Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.

4. Investments

     The following summarizes the Company's investments (in thousands). Investments are classified according to the applicable accounting method at March 31, 1998. Market value reflects the price of publicly-traded securities at the close of business at the respective date. Unrealized appreciation reflects the net excess of market value over carrying value of publicly-traded securities classified as available-for-sale.


                                                      March 31, 1998                             December 31, 1997
                                          ----------------------------------------     ------------------------------------
                                                  Carrying               Market               Carrying           Market
                                                   Value                 Value                 Value              Value
                                          ------------------     -----------------     -------------------    -------------
                                                        (UNAUDITED)
     Equity Investees
       Cambridge                                $ 26,126              $433,542               $ 24,679              $371,394
       ChromaVision                               12,905                44,565                  4,689                30,044
       Coherent                                   16,154               223,399                 14,799               135,008
       OAO                                        14,602                45,123                 13,887                43,716
       Sanchez                                     8,219                63,620                  7,196                89,068
       USDATA                                      7,237                21,390                  7,194                13,325
       Non-public companies                       35,389                                       34,655
                                                --------                                     --------
                                                 120,632                                      107,099

     Diamond                                       1,526                26,878                  1,526                14,717
     DocuCorp                                      3,469                15,836                  7,718
     Integrated Systems Consulting Group           1,891                 9,864                  1,891                 7,785
     Other public companies                       14,961                16,795                 15,393                20,104
     Unrealized appreciation                      47,526                                       23,796
     Non-public companies                         34,524                                       27,688
                                               ---------                                     ---------
                                                $224,529                                     $185,111
                                               ---------                                     ---------
                                               ---------                                     ---------

     The following summarized financial information for investees accounted for on the equity method of accounting at March 31, 1998 has been compiled from the unaudited financial statements of the respective investees and reflects certain historical adjustments (in thousands):


                                          Three Months Ended March 31,
                                          1998                     1997
                                  ---------------------    ---------------------
                                                    (UNAUDITED)
       Net Sales:
           Public companies                  $190,027                 $128,687
           Non-public companies:
             Multigen                           3,393                    2,266
             RMS                               20,813                   21,273
             Other                             11,606                    9,689
                                             --------                 --------
                                             $225,839                 $161,915
                                             --------                 --------
                                             --------                 --------

     Net sales of companies accounted for on the cost method of accounting are not included above and include Diamond Technology, Integrated Systems Consulting Group, DocuCorp International, Intellisource, Diablo, and Whisper.

5. Debt

     In April 1998, the Company increased the availability under its bank revolving credit facility to $200 million from $150 million. Of the $200 million, $150 million matures in May 2002 and is secured by certain equity securities the Company holds of its publicly-traded partnership companies, including CompuCom (the "Pledged Securities"). The remaining $50 million is unsecured, matures in April 1999, with availability limited to the lesser of $50 million or 10% of the value of the Pledged Securities. There was $30.9 million outstanding under the total facility at March 31, 1998.

          The following is a summary of long-term debt (in thousands):

                                                           March 31,            December 31,
                                                              1998                  1997
                                                        -----------------     -----------------
                                                                     (UNAUDITED)
      Parent Company and Other Recourse Debt
      Revolving credit facilities                            $  47,100             $  22,200
      Other                                                     14,693                 7,822
                                                             ---------             ---------
                                                                61,793                30,022
                                                             ---------             ---------
      Subsidiary Debt  (Non-Recourse to Parent)
      CompuCom                                                  91,200               100,425
      Other                                                                               38
                                                             ---------             ---------
                                                                91,200               100,463
                                                             ---------             ---------
      Total debt                                               152,993               130,485
      Current debt obligations                                  (3,476)               (3,396)
                                                             ---------             ---------
      Long-term debt                                          $149,517              $127,089
                                                              --------              --------
                                                              --------              --------

6. Earnings Per Share

     The calculations of Earnings Per Share (EPS) were (in thousands except per share amounts):

                                                          Three Months Ended March 31,
                                                             1998              1997
                                                        ---------------    --------------
                                                                   (UNAUDITED)
     Basic EPS
     Net earnings                                        $    5,060      $        4,492
     Average common shares outstanding                       31,714              31,122

     Basic EPS                                           $      .16      $          .14
                                                         ----------      --------------
                                                         ----------      --------------
     Diluted EPS
     Net earnings                                        $    5,060      $        4,492
     Adjustment (a)                                            (206)                (88)
                                                         ----------      --------------
                                                              4,854               4,404
     Average common shares outstanding                       31,714              31,122
     Effect of dilutive options                                 689                 910
                                                         ----------      --------------
     Average number of common shares assuming dilution       32,403              32,032

     Diluted EPS                                         $      .15      $          .14
                                                         ----------      --------------
                                                         ----------      --------------

(a) Net earnings are adjusted for the dilutive effect of public investee common stock equivalents and convertible securities.

7. Parent Company Financial Information

     Condensed Financial Information is provided to reflect the results of operations and financial position of the "Parent Company", or the Company without the effect of consolidating its less than wholly-owned subsidiaries.

     The following summarizes the Parent Company Balance Sheets of Safeguard Scientifics, Inc. and its wholly-owned subsidiaries (in thousands). These Parent Company Balance Sheets differ from the Consolidated Balance Sheets due to the exclusion of the assets and liabilities of the Company's less than wholly-owned subsidiaries, primarily CompuCom Systems, Inc. and Tangram Enterprise Solutions, Inc. (Tangram), with the carrying value of these companies included in "Investments".



                                                          March 31,            December 31,
     ASSETS                                                  1998                   1997
                                                           -------                 -------
                                                         (UNAUDITED)
       Current assets                                      $  16,216              $  11,710
       Investments                                           350,804                310,877
       Other                                                  50,208                 37,567
                                                           ---------              ---------
      Total assets                                         $ 417,228              $ 360,154
                                                           ---------              ---------
                                                           ---------              ---------
     LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities                                 $  16,306              $  18,525
       Long-term debt                                         61,317                 29,689
       Other liabilities                                      21,513                 13,989
       Convertible subordinated notes                         72,345                 90,881
       Shareholders' equity                                  245,747                207,070
                                                           ---------              ---------
      Total liabilities & shareholders' equity             $ 417,228              $ 360,154
                                                           ---------              ---------
                                                           ---------              ---------


     The following summarizes the Parent Company's investments in less than wholly-owned subsidiaries (in thousands). Market value reflects the price of publicly-traded securities at the close of business at the respective date.


                                          March 31, 1998                    December 31, 1997
                                  -------------------------------     ------------------------------
                                    Carrying          Market            Carrying           Market
                                     Value             Value              Value            Value
                                  -------------    --------------     --------------    -------------
                                           (UNAUDITED)

       CompuCom                     $124,065         $211,504           $122,613          $211,504
       Tangram                         2,210           83,590              3,153            68,570
       Cambridge                      26,126          433,542             24,679           371,394
       Coherent                       16,154          223,399             14,799           135,008
       Other public                  112,336          244,071             75,572           218,759
       Other                          69,913                              70,061
                                    --------                            --------
                                    $350,804                            $310,877
                                    --------                            --------
                                    --------                            --------

     The following summarizes the Parent Company Statements of Operations of Safeguard Scientifics, Inc. and its wholly-owned subsidiaries (in thousands). 1997 included net sales and cost of sales and operating expenses of $7.7 million and $7.2 million, respectively, related to Pioneer which was sold in mid-1997. These Parent Company Statements of Operations differ from the Consolidated Statements of Operations by excluding the revenues and related costs and expenses of the Company's less than wholly-owned subsidiaries, primarily CompuCom and Tangram, with the Company's share of the earnings or losses of these companies reflected in the caption "Equity income, net ".


                                                       Three Months Ended March 31,
                                                        1998                1997
                                                   ----------------     -------------
                                                                (UNAUDITED)
     Revenues
       Net sales                                                           $  7,717
       Securities and other gains, net                 $  7,852               7,201
       Other income                                       3,824               3,116
                                                       --------            --------
         Total revenues                                  11,676              18,034
     Costs and Expenses
       Cost of sales and operating expenses               7,799              13,687
       Equity income, net                                (3,185)             (1,545)
                                                       --------            --------
         Total costs and expenses                         4,614              12,142
                                                       --------            --------
     Earnings Before Taxes On Income                      7,062               5,892
        Provision for taxes on income                     2,002               1,400
                                                       --------            --------
     Net Earnings                                      $  5,060            $  4,492
                                                       --------            --------
                                                       --------            --------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

General

         The Company's business strategy is the development of primarily information technology-oriented, entrepreneurially-driven partnership companies to achieve superior returns for its shareholders. The Company provides to its partnership companies and associated venture funds active strategic management, operating guidance, acquisition and disposition assistance, board and management recruitment, and innovative financing. The Company offers its shareholders, through the rights offering process, the opportunity to acquire direct ownership in selected partnership companies which it believes are ready for public ownership.

         If the Company's ownership in any of the partnership companies changes significantly, the Company's consolidated revenues and related costs and expenses may fluctuate primarily due to the applicable accounting method used for recognizing its participation in the operating results of that company.

         The revenues and related costs and expenses of a partnership company are included in the Company's consolidated operating results if the Company owns more than 50% of the outstanding voting securities of the partnership company. Participation of shareholders other than the Company in the earnings or losses of a more than 50% owned partnership company is reflected in the caption "Minority interest" in the Consolidated Statements of Operations. Minority interest adjusts consolidated earnings to reflect only the Company's share of the earnings or losses of the partnership company. The partnership companies that are consolidated in the first quarter of 1998 are CompuCom Systems, Inc. and Tangram Enterprise Solutions, Inc. Premier Solutions Ltd. and Pioneer Metal Finishing, which were sold in mid-1997, were included in the Company's consolidated operating results in the first quarter of 1997.

         Investments in companies in which the Company owns 50% or less of the outstanding voting securities, in which significant influence is exercised, are accounted for on the equity method of accounting. Significant influence is presumed at a 20% ownership level; however, the Company applies the equity method for certain companies in which it owns less than 20% because it exerts significant influence through representation on those companies' Boards of Directors and other means. On the equity method of accounting, a partnership company's revenues and related costs and expenses are not included in the Company's consolidated operating results; however, the Company's share of the earnings or losses of the partnership company is reflected in the caption "Income from equity investments, net" in the Consolidated Statements of Operations.

         The net effect of a partnership company's results of operations on the Company's net earnings is the same under either consolidation accounting or the equity method of accounting, as only the Company's share of the earnings or losses of a partnership company is included in the Company's net earnings in the Consolidated Statements of Operations.

         Investments not consolidated or accounted for on the equity method are accounted for on the cost method of accounting under which the Company's share of the earnings or losses of such companies is not included in the Company's Consolidated Statements of Operations.

         As mentioned in Operations Overview, the Company's consolidated revenues and related costs and expenses are significantly influenced by CompuCom's results of operations. At March 31, 1998, the Company owns approximately 51% of CompuCom's outstanding common stock and owns preferred stock which gives it 60% of the vote for CompuCom's directors.

         CompuCom competes in the computer reseller industry which has been undergoing significant transformation and consolidation. Several of CompuCom's competitors have been growing through acquisitions and others have been acquired. In addition, companies previously engaged in the retail channel have begun to enter the corporate reseller market, heightening the competition.

         As a result, while growing internally, CompuCom is also looking to strengthen its market share through acquisitions. If CompuCom were to use its stock for acquisitions or if some other dilutive event were to occur, the Company's voting interest in CompuCom could decrease below 50%. Under current generally accepted accounting principles, the Company would cease consolidating CompuCom's results and instead would account for its investment in CompuCom on the equity method provided the Company maintained the ability to exercise significant influence over CompuCom's ordinary course of business. The Company's share of CompuCom's earnings, on the equity method versus consolidation, would differ only to the extent that the Company's ownership of CompuCom changed. However, the presentation of the Consolidated Statements of Operations and Balance Sheets would change dramatically.

         Note 7 to the Company's Consolidated Financial Statements summarizes the Parent Company Statements of Operations and Balance Sheets of the Company for the same periods presented in the Consolidated Financial Statements. These statements differ from the Consolidated Financial Statements by excluding the revenues, costs, expenses, assets, and liabilities of the Company's less than wholly-owned subsidiaries (primarily CompuCom and Tangram) and instead treating these companies as if they were accounted for on the equity method. The Company's share of the results of operations of less than wholly-owned subsidiaries is included in "Equity income, net" and the carrying value of these companies is included in "Investments" in the Parent Company Statements of Operations and Balance Sheets, respectively.

         Although the Parent Company Statements of Operations and Balance Sheets presented in Note 7 are accurate relative to the Company's historical Consolidated Financial Statements, they are not necessarily indicative of future Parent Company Statements of Operations and Balance Sheets.

Operations Overview

Net sales by industry segment were (in thousands):


                                                     Three Months Ended March 31,
                                            -----------------------------------------
                                                1998                      1997
                                            --------------           ----------------
                                                          (UNAUDITED)
Information Technology
    Microcomputer Systems and Services           $437,752                   $431,889
    Information Solutions                           4,146                      2,603
                                                 --------                   --------
                                                  441,898                    434,492
Other                                                                         13,084
                                                 --------                   --------
    Total Net Sales                              $441,898                   $447,576
                                                 --------                   --------
                                                 --------                   --------


         Net sales decreased slightly in the first quarter of 1998 compared to the first quarter of 1997 due primarily to the sale of Premier and Pioneer (Other) in mid-1997, partially offset by increased sales at CompuCom (Microcomputer Systems and Services) and Tangram (Information Solutions). CompuCom's services sales increased 6% while product sales increased slightly. The increase in product sales is due to an increase in the number of desktop, laptop, and server units sold, partially offset by a decrease in the average unit sales prices as compared to the prior year. CompuCom has embarked on a strategy of product growth facilitated through the hiring of additional sales representatives and strategic acquisitions, including two acquisitions announced in April 1998 (See Liquidity and Capital Resources). The increase in services sales is due to increases in configuration and field engineering, both of which have benefited from the increase in product unit sales, partially offset by a decrease in CompuCom's systems engineering group. CompuCom represented 99% of the Company's total consolidated net sales in the first quarter of 1998 and 1997. As a result of the relative significance of CompuCom in the consolidated results, fluctuations in the financial results of other business units have tended to have a minimal impact.

         Net earnings were $5.06 million, or $.15 a share (diluted) in 1998, compared to $4.49 million, or $.14 a share (diluted), for the same period in 1997. The Company's increased net earnings in the first quarter of 1998 resulted primarily from improved results at Tangram, increased equity income, and higher securities and other gains, partially offset by decreased earnings at CompuCom and the loss of earnings of Pioneer due to its sale in 1997. CompuCom's net earnings decreased primarily as a result of continued investments in its service business through the hiring and training of additional engineer and support personnel and lower services margins. Future improved profitability at CompuCom will depend on its ability to hire and retain quality service personnel while effectively managing the utilization of such personnel. It will also depend on increased focus on providing technical service and support to customers, product demand, competition, manufacturer product availability and pricing changes, effective utilization of vendor programs, successfully managing the implementation and operation of the channel assembly programs of its major suppliers, adequately integrating recent and potential future acquisitions, and control of operating expenses.

The following summarizes significant pre-tax securities and other gains (in millions):


                                 Three Months Ended March 31,
                                  1998               1997
                             --------------     ---------------
                                        (UNAUDITED)

Cambridge                         $7.6              $5.5
Diamond                                              4.3
DocuCorp                           1.6
Other                             (1.3)             (2.6)
                                  ----              ----
                                  $7.9              $7.2
                                  ----              ----
                                  ----              ----


         Securities and other gains in 1998 include the open market sales of a portion of the Company's interest in Cambridge Technology Partners and the sale of shares in the DocuCorp International rights offering to the Company's shareholders. Partially offsetting these gains were charges incurred in the disposition of investments and provisions for other investments and notes. Securities and other gains in 1997 included the open market sales of a portion of the Company's interest in Cambridge and the sale of shares in the Diamond Technology Partners rights offering to the Company's shareholders. Partially offsetting these gains were charges incurred in the disposition of investments and provisions for other investments and notes. Securities and other gains of varying magnitude have been realized in recent years; prior gains are not necessarily indicative of gains which may be realized in the future.

         Income from equity investments fluctuates with the Company's ownership percentage and the operating results of investees accounted for on the equity method. Equity income increased in 1998 due to the continued strong overall performance of the Company's public equity investments and a decrease in the Company's share of losses at its private equity investments. The Company's public investments accounted for on the equity method in the first quarter of 1998 include Cambridge, ChromaVision Medical Systems, Coherent Communications, DocuCorp, OAO Technology Solutions, Sanchez Computer Associates and USDATA Corporation.

         Cambridge's revenues and earnings increased 62% and 52%, respectively, as it continues to see increased demand for its services worldwide. Cambridge continues to expand its service offerings through investing in and enhancing proprietary service methodologies and increasing network and educational services. Safeguard owns approximately 16% of Cambridge's common stock at March 31, 1998.

         ChromaVision continued to achieve significant milestones in the first quarter of 1998 including the commencement of clinical trials for the use of immunohistochemistry reagent methods in conjunction with the Automated Cellular Imaging System for diagnostic applications. ChromaVision reported an increased net loss for the first quarter of 1998 compared to 1997 primarily due to increased research and product development expenditures related to clinical trials and the addition of technical personnel. ChromaVision also recently entered into a collaborative alliance with IDEA Research LLC for the continued development of ChromaVision's Down syndrome application as part of a litigation settlement agreement. In February 1998, the Company purchased an additional 6% of ChromaVision's common stock in a private transaction with an unrelated third party. Safeguard owns approximately 26% of ChromaVision's common stock at March 31, 1998.

         Coherent's revenues and earnings increased 20% and 27%, respectively, in the first quarter of 1998 compared to the same period in 1997. Sales were especially strong in Europe and Latin America. The Company owns approximately 31% of the common stock of Coherent at March 31, 1998. In February 1998, Coherent announced its intention to merge with Tellabs, Inc. in an exchange of common stock at the rate of 0.72 shares of Tellabs for each share of Coherent. All initial filings required by various governmental entities have been made. The SEC has completed its review of the merger, and Coherent's shareholders approved the merger on May 12, 1998. There is no assurance the transaction will be completed as it is subject to various conditions and approvals by appropriate government agencies. The Company's pretax gain from the transaction, if completed, would be approximately $220 million based on the current price of Tellabs common stock, and the Company would own less than 5% of Tellabs, Inc. The ultimate gain recorded by the Company will vary based on the value of Tellabs stock at the completion of the transaction.

         During the first quarter of 1998, DocuCorp completed the rights offering of its common stock to the Company's shareholders. As a result of the rights offering, the Company owns less than 7% of DocuCorp's common stock at March 31, 1998. Accordingly, the Company will discontinue accounting for its investment in DocuCorp on the equity method of accounting subsequent to the first quarter.

         OAO's earnings for the first quarter of 1998 were marginally above the same period in 1997, primarily due to $546,000 of start-up costs to develop a new line of business. During the quarter, OAO announced it had expanded its strategic relationship with IBM Global Services to provide applications maintenance and enhancements for IBM Global Services' Raleigh, NC Applications Development and Maintenance group. The work will be performed at OAO's Canadian-based software laboratories, which also began operations in the first quarter of 1998. OAO has recently experienced margin pressures from its largest customer, IBM, which has resulted in revenue reductions on several contracts. OAO expects that future quarters will be negatively affected by this trend and is beginning initiatives to invest in new lines of business and reduce operating costs. Safeguard owns approximately 29% of OAO's common stock at March 31, 1998.

         Sanchez's revenues increased 60% and earnings increased 66% in the first quarter of 1998 compared to the same period in 1997. Sanchez continued to add to its impressive list of global customers by signing substantial agreements with Bankers Trust, Kredyt Bank PBI (one of Poland's top ten financial institutions), Inter Advies N.V. (a subsidiary of ING Group N.V.), and Federal Home Loan Bank of Pittsburgh. Safeguard owns approximately 25% of Sanchez's common stock at March 31, 1998.

         USDATA reported a reduced loss from continuing operations in the first quarter of 1998 compared to the first quarter of 1997 primarily due to its expense reduction program. In February 1998, USDATA announced its intention to dispose of its system integration and hardware servicing business and focus primarily on growing and expanding its software business, and recognized an estimated loss on disposal and loss from operations until the date of disposal of approximately $1.7 million in the first quarter of 1998. Safeguard owns approximately 25% of USDATA's common stock at March 31, 1998.

Costs and Expenses

         The Company's overall gross margin was 15.2% and 14.6% in the first quarter of 1998 and 1997, respectively. CompuCom's product gross margin for the first quarter of 1998 was 11.6% compared to 10.4% for the same period in 1997. This increase is due in part to a change in the mix of products sold, and an increase in the amount of manufacturer-sponsored incentives which lowered the average cost of units sold. Future product margins at CompuCom will be influenced by competitive pressures from other resellers in the industry, direct marketers, manufacturers' pricing strategies, CompuCom's ability to successfully manage the channel assembly programs of its major vendors, and the level of low-margin sales. CompuCom's integration of acquired companies could also affect future product margins. CompuCom's services gross margin for the first quarter decreased to 32.2% in 1998 from 36.0% in 1997. The decrease was primarily caused by lower than anticipated systems engineering revenue as well as lower utilization in CompuCom's system engineering group due to the completion of additional training and certification programs. CompuCom participates in certain manufacturer-sponsored programs designed to increase sales of specific products. These programs, excluding volume incentive programs and specific product rebates offered by certain manufacturers, are not material when compared to CompuCom's overall financial results.

         Selling and service and general and administrative expense as a percentage of net sales increased to 13.3% in 1998 from 11.9% in 1997 primarily as a result of increased costs at CompuCom partially offset by the elimination of selling, general, and administrative costs resulting from the sale of Premier and Pioneer in 1997. The increase at CompuCom was principally the result of increases in services operating expenses as CompuCom continued its investment in its services business through the hiring and training of additional sales, engineering, and support personnel. CompuCom's general and administrative expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by CompuCom.

         Depreciation and amortization decreased in the first quarter of 1998 primarily due to the elimination of depreciation and amortization resulting from the sale of Premier and Pioneer in 1997, partially offset by increased depreciation at CompuCom. The increase at CompuCom is primarily associated with its new corporate headquarters and operations campus, which was fully occupied in the second half of 1997, upgrading its hardware and software at both corporate and branch locations, and an increase in capital expenditures to support headcount additions.

         Interest and financing expense increased in the first quarter of l998 compared to the same period in 1997 primarily as a result of increased borrowings at CompuCom as it took advantage of prompt-pay discounts offered by its larger vendors, and increased borrowings by the Company, partially offset by the elimination of interest resulting from the sale of Premier and the elimination of interest due to the conversion of $18.5 million of the Company's Convertible Subordinated Notes into the Company's Common Stock in February 1998.

Liquidity and Capital Resources

         In February 1996, the Company issued $115 million of 6% Convertible Subordinated Notes (the "Notes") due February 1, 2006. The Notes are convertible into the Company's Common Stock at $28.985 per share. Through March 1998, approximately $42.7 million of Notes were converted into 1,471,619 shares of the Company's Common Stock.

          In April 1998, the Company increased the availability under its bank revolving credit facility to $200 million from $150 million. Of the $200 million, $150 million matures in May 2002 and is secured by certain equity securities the Company holds of its publicly-traded partnership companies, including CompuCom (the "Pledged Securities"). The value of these Pledged Securities significantly exceeds the total availability under the bank revolving credit facility. The remaining $50 million is unsecured, matures in April 1999, with availability limited to the lesser of $50 million or 10% of the value of the Pledged Securities. There was $30.9 million outstanding under the total facility at March 31, 1998.

         The Company has revolving credit facilities with certain partnership companies whereby the Company may borrow up to $17 million from these partnership companies on a revolving basis at a rate that varies with the Company's effective borrowing rate. At March 31, 1998, $16.2 million was outstanding under these agreements.

         Availability under the Company's revolving credit facilities, proceeds from the sales from time to time of selected publicly-traded securities, and other internal sources of cash flow should be sufficient to fund the Company's cash requirements for the next twelve months, including investments in new or existing partnership companies, general corporate requirements, and the repurchase of the Company's Common Stock from time to time in the open market. In connection with certain investments, the Company is contingently obligated for approximately $33 million of possible future investment and guarantee commitments. In addition, it has committed capital of $114 million to various venture funds and private equity partnerships, to be funded over the next several years. CompuCom maintains separate, independent financing arrangements, which are non-recourse to the Company and are secured by certain assets of

CompuCom. During recent years, CompuCom has utilized operating earnings, bank financing arrangements, long-term subordinated notes, and internally generated funds to fund its cash requirements. CompuCom's financing arrangements consist of a $125 million working capital facility, a $175 million revolving Securitization Facility, and a $25 million real estate loan (collectively, the "credit agreements"). At March 31, 1998, approximately $88.2 million was outstanding under the working capital facility and the real estate loan, and the Securitization Facility was fully utilized. The credit agreements mature in November 2002, except for the real estate loan which is due in quarterly installments beginning April 1999. CompuCom is currently evaluating other permanent financing options for the real estate loan. Compucom is also in the process of expanding its other financing arrangements.

         In April 1998, CompuCom announced it had signed definitive agreements with Computer Integration Corporation (CIC) and Dataflex Corporation (Dataflex) under which CompuCom would acquire the stock of CIC and Dataflex for cash. Under the terms of the agreements with CIC and Dataflex, the total purchase prices are approximately $17 million and $25 million, respectively. The CIC acquisition was completed in May 1998; the Dataflex acquisition is expected to be completed in the second quarter.


         Cash flow provided by operating activities decreased in 1998 primarily due to an increase in inventory at CompuCom resulting from pricing incentives by CompuCom's vendors near the end of the quarter, partially offset by an increase in accounts payable at CompuCom.

         The Company's operations are not capital intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. Capital asset requirements are generally funded through bank credit facilities, internally generated funds, or other financing sources. There are no material capital asset purchase commitments at March 31, 1998.

Year 2000

         The Company is currently addressing the Year 2000 issue, which results from the fact that many computer programs were previously written using two digits rather than four to define the applicable year. Programs written in this way may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has conducted an assessment of its computer information systems and believes that it will not need to incur any material extraordinary expense to correct its systems which are not Year 2000 compliant on a timely basis. The Company has also surveyed its majority-owned and equity investee partnership companies regarding this issue. The Company's most significant consolidated subsidiary, CompuCom, has completed initial assessment of its computer information systems, and has plans in place to complete remediation and begin testing during 1998. The rest of the Company's partnership companies are in varying stages of assessing, remediating, and testing for internal Year 2000 compliance and assessing Year 2000 compliance of their vendors, business partners, and customers. Most of the partnership companies are in the business of providing software products, information technology consulting, or outsourcing services. Those partnership companies which produce software or products with embedded programming believe that the current version of their products either are Year 2000 compliant or will be revised to be compliant in 1998. Certain partnership companies are continuing to determine the extent to which previously sold software products and services were non-compliant. The total cost and time which will be incurred by the partnership companies on the Year 2000 issue cannot presently be determined. There can be no assurance that all necessary work will be completed in time, or that such costs will not materially adversely impact one or more of such partnership companies. In addition, required spending on the Year 2000 effort will cause customers of most of the Company's partnership companies to reallocate at least part of their information systems budgets. Although several partnership companies have offerings which may be useful in such efforts, such reallocations could materially adversely affect the results of operations of many partnership companies.

Recently Issued Pronouncements

         In 1997 and 1998, the Financial Accounting Standards Board (FASB) issued pronouncements relating to the presentation and disclosure of information related to segment data and the disclosure of information about pensions and other postretirement benefits, respectively. The Company is required to adopt the provisions of these pronouncements, if applicable, for the year ending December 31, 1998. The adoption of these pronouncements will not have an impact on the Company's financial position and results of operations, but may change the presentation of certain of the Company's notes and data related to the Consolidated Financial Statements.

Item 4.    Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on May 7, 1998. At the meeting, the shareholders voted in favor of electing as directors the thirteen nominees named in the Proxy Statement dated April 2, 1998.

The number of votes cast were as follows:

I.       ELECTION OF DIRECTORS


                                             FOR                  WITHHELD
                                          ---------              ---------

Warren V. Musser                          27,896,972                85,993
Judith Areen                              27,866,396               102,169
Vincent G. Bell, Jr.                      27,882,897                85,668
Donald R. Caldwell                        27,888,647                79,918
Robert A. Fox                             27,884,322                84,243
Delbert W. Johnson                        27,889,422                79,143
Robert E. Keith, Jr.                      27,714,518               254,047
Peter Likins, Ph.D.                       27,890,422                78,143
Jack L. Messman                           27,890,647                77,918
Russell E. Palmer                         27,887,722                80,843
John W. Poduska, Sr., Ph.D.               26,503,392             1,465,173
Heinz Schimmelbusch, Ph.D.                27,870,922                97,643
Hubert J.P. Schoemaker, Ph.D.             27,890,122                78,443


Item 5.    Other Information

         A rights offering to the Company's shareholders of 6,720,000 shares of DocuCorp International was completed on March 31, 1998. The Company, which sold approximately 1,200,000 shares of DocuCorp stock as part of the offering, owns approximately 7% of DocuCorp common stock at March 31, 1998.

Item 6.    Exhibits and Reports on Form 8-K




         (a)         Exhibits
                     Number                        Description
                     --------                      -----------

                      10.1 Amended and Restated Credit Agreement, dated April 17, 1998, among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Safeguard Delaware, Inc. and PNC Bank, N.A. (exhibits omitted)

                       27 Financial Data Schedule (electronic filing only)


         (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1998.