Form 10-Q
period 1998-06-30
SAFEGUARD SCIENTIFICS INC ET AL
filed 1998-08-14
CIK 86115

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1998             Commission File Number   1-5620
                  -------------                                      ------



                           SAFEGUARD SCIENTIFICS, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                           23-1609753
------------------------------------------------------------------------------
(state or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                          Identification Number)

800 The Safeguard Building,  435 Devon Park Drive   Wayne, PA           19087
------------------------------------------------------------------------------
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

                           Yes    X                           No
                                -----                             -----

Number of shares outstanding as of          August 12, 1998

Common Stock                                32,034,125

                            SAFEGUARD SCIENTIFICS, INC.
                            QUARTERLY REPORT FORM 10-Q

                                     INDEX


                           PART I - FINANCIAL INFORMATION                   Page
                           ------------------------------                   ----
Item 1 - Financial Statements:

    Consolidated Balance Sheets -
    June 30, 1998 (unaudited) and December 31, 1997...........................3

    Consolidated Statements of Operations (unaudited) -
    Three and Six Months Ended June 30, 1998 and 1997.........................4

    Consolidated Statements of Cash Flows (unaudited) -
    Six Months Ended June 30, 1998 and 1997...................................5

    Notes to Consolidated Financial Statements................................6

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................11

                                PART II - OTHER INFORMATION
                                ---------------------------

Item 5 - Other Information...................................................20

Item 6 - Exhibits and Reports on Form 8-K....................................20

Signatures...................................................................21


                           SAFEGUARD SCIENTIFICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                    June 30,                    December 31,
                                                                     1998                          1997
                                                                  -----------                   ------------
ASSETS                                                            (UNAUDITED)

Current Assets
  Cash and cash equivalents                                        $    6,447                  $    5,382
  Receivables less allowances                                         310,423                     187,385
  Inventories                                                         204,613                     198,053
  Other current assets                                                  7,032                       6,459
                                                                   ----------                  ----------
    Total current assets                                              528,515                     397,279

Property, Plant, and Equipment                                        133,661                     105,188
  Less accumulated depreciation and amortization                      (36,182)                    (28,221)
                                                                   ----------                  ----------
    Total property, plant, and equipment, net                          97,479                      76,967

Other Assets

  Investments                                                         244,767                     185,111
  Notes and other receivables                                          19,980                      21,035
  Excess of cost over net assets of businesses acquired, net           75,351                      26,168
  Other                                                                 8,530                       7,981
                                                                   ----------                  ----------
    Total other assets                                                348,628                     240,295
                                                                   ----------                  ----------
Total Assets                                                         $974,622                    $714,541
                                                                   ----------                  ----------
                                                                   ----------                  ----------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current debt obligations                                         $    3,748                  $    3,396
  Accounts payable                                                    236,808                      74,025
  Accrued expenses                                                     80,590                      91,857
                                                                   ----------                  ----------
    Total current liabilities                                         321,146                     169,278

Long-Term Debt                                                        194,520                     127,089

Deferred Taxes                                                         32,231                      20,044
Minority Interest and Other                                           104,413                     100,179

Convertible Subordinated Notes                                         71,345                      90,881

Shareholders' Equity
  Common stock                                                          3,280                       3,280
  Additional paid-in capital                                           62,762                      49,952
  Retained earnings                                                   162,557                     151,471
  Treasury stock, at cost                                              (6,663)                    (13,339)
  Net unrealized appreciation on investments                           29,031                      15,706
                                                                   ----------                  ----------
    Total shareholders' equity                                        250,967                     207,070
                                                                   ----------                  ----------
Total Liabilities and Shareholders' Equity                         $  974,622                    $714,541
                                                                   ----------                  ----------
                                                                   ----------                  ----------

See notes to consolidated financial statements.

                           SAFEGUARD SCIENTIFICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)


                                                        Three Months Ended,                    Six Months Ended,
                                                              June 30                               June 30

                                                  ---------------------------------    -----------------------------------
                                                      1998               1997               1998                1997
                                                  --------------    ---------------    ---------------     ---------------
                                                             (UNAUDITED)                           (UNAUDITED)

Revenues

  Net Sales
     Product                                         $534,099          $438,263           $  913,370            $823,668
     Services                                          68,435            64,443              131,062             126,614
                                                  --------------    ---------------    ---------------     ---------------
  Total net sales                                     602,534           502,706            1,044,432             950,282

  Securities and other gains, net                       8,714             6,838               16,566              14,039
  Other income                                          3,865             2,854                7,362               5,540
                                                  --------------    ---------------    ---------------     ---------------

      Total revenues                                  615,113           512,398            1,068,360             969,861

Costs and Expenses

  Cost of sales- product                              479,669           392,929              813,089             734,997
  Cost of sales- services                              45,901            39,412               87,024              79,674
  Selling and service                                  43,370            32,063               80,766              65,679
  General and administrative                           23,063            22,962               44,258              42,685
  Depreciation and amortization                         5,638             4,321                9,911               9,555
  Interest and financing                                6,691             5,125               12,494              10,323
  Income from equity investments, net                  (2,742)             (314)              (4,247)               (418)
                                                  --------------    ---------------    ---------------     ---------------
      Total costs and expenses                        601,590           496,498            1,043,295             942,495
                                                  --------------    ---------------    ---------------     ---------------

Earnings Before Minority Interest and
   Taxes on Income                                     13,523            15,900               25,065              27,366
    Minority interest                                  (3,480)           (6,505)              (6,589)            (10,484)
                                                  --------------    ---------------    ---------------     ---------------

Earnings Before Taxes On Income                        10,043             9,395               18,476              16,882

    Provision for taxes on income                       4,017             3,759                7,390               6,754
                                                  --------------    ---------------    ---------------     ---------------
                                                  --------------    ---------------    ---------------     ---------------

Net Earnings                                         $  6,026          $  5,636           $   11,086            $ 10,128
                                                  --------------    ---------------    ---------------     ---------------
                                                  --------------    ---------------    ---------------     ---------------

Earnings Per Share
    Basic                                            $    .19          $    .18           $      .35            $    .32
    Diluted                                          $    .18          $    .17           $      .33            $    .31

Average Common Shares Outstanding
    Basic                                              32,032            31,326               31,874              31,225
    Diluted                                            32,750            32,017               32,582              32,023


See notes to consolidated financial statements.

                           SAFEGUARD SCIENTIFICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                           Six Months Ended June 30,
                                                                 ----------------------------------------------
                                                                         1998                     1997
                                                                 ---------------------    ---------------------
                                                                                  (UNAUDITED)

Operating Activities

Net earnings                                                           $ 11,086                $  10,128
Adjustments to reconcile net earnings to cash provided (used)
   by operating activities
    Depreciation and amortization                                         9,911                    9,555
    Deferred income taxes                                                 5,322                    2,639
    Income from equity investments, net                                  (4,247)                    (418)
    Securities and other gains, net                                     (16,566)                 (14,039)
    Minority interest, net                                                3,953                    6,290
Cash provided (used) by changes in working capital items
    Receivables                                                         (49,936)                 175,730
    Inventories                                                           3,007                    7,372
    Accounts payable, accrued expenses, and other                        73,849                  (72,711)
                                                                    ----------------         ---------------
Cash provided by operating activities                                    36,379                  124,546
Proceeds from securities and other gains, net                            29,303                   26,019
                                                                    ----------------         ---------------
Cash provided by operating activities and
   securities and other gains, net                                       65,682                  150,565

Other Investing Activities
  Investments and notes acquired, net                                   (50,141)                 (36,150)
  Capital expenditures                                                  (10,796)                 (17,797)
  Business acquisitions, net of cash acquired                           (45,490)
  Other, net                                                             (1,057)                   1,410
                                                                    ----------------         ---------------
Cash used by other investing activities                                (107,484)                 (52,537)

Financing Activities
  Net borrowings (repayments) on revolving credit facilities             40,268                 (103,242)
  Net borrowings (repayments) on term debt                                2,042                     (418)
  Repurchase of Company common stock                                       (854)                  (4,800)
  Issuance of Company common stock                                        1,120                    1,430
  Issuance of subsidiary common stock                                       291                    1,354
                                                                    ----------------         ---------------
Cash provided (used) by financing activities                             42,867                 (105,676)
                                                                    ----------------         ---------------
Increase (Decrease) in Cash and Cash Equivalents                          1,065                   (7,648)
Cash and Cash Equivalents - beginning of year                             5,382                   12,881
                                                                    ----------------         ---------------

Cash and Cash Equivalents - End of Period                              $  6,447                $   5,233
                                                                    ----------------         ---------------
                                                                    ----------------         ---------------



See notes to consolidated financial statements.

                           SAFEGUARD SCIENTIFICS, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 1998

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

 2.  Comprehensive Income

     The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130), which was effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than net earnings, the Company's source of comprehensive income is from net unrealized appreciation on its investments which is disclosed separately in the Shareholders' Equity section of the Consolidated Balance Sheets. Total comprehensive income (the sum of net earnings and the change in unrealized appreciation on investments) was $3.7 million and $8.8 million for the three months ended June 30, 1998 and 1997, respectively, and $24.4 million and $15.3 million for the six months ended June 30, 1998 and 1997, respectively.

 3.  Reclassifications

     Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.

 4.  Investments

     The following summarizes the Company's investments (in thousands). Investments are classified according to the applicable accounting method at June 30, 1998. Market value reflects the price of publicly-traded securities at the close of business at the respective date. Unrealized appreciation reflects the net excess of market value over carrying value of publicly-traded securities classified as available-for-sale.


                                                         June 30, 1998                    December 31, 1997
                                                 ------------------------------    --------------------------------
                                                   Carrying          Market          Carrying           Market
                                                    Value            Value             Value             Value
                                                 -------------    -------------    --------------    --------------
                                                          (UNAUDITED)

     Equity Investees

          Cambridge                                $  28,681        $469,632         $  24,679         $371,394
          ChromaVision                                12,429          34,028             4,689           30,044
          Coherent                                    17,369         226,729            14,799          135,008
          OAO                                         15,972          26,069            13,887           43,716
          Sanchez                                      9,555          64,061             7,196           89,068
          USDATA                                       7,194          15,029             7,194           13,325
          Non-public companies                        30,870                            18,453
                                                 -------------                     --------------
                                                     122,070                            90,897

     Diamond                                           1,526          29,983             1,526           14,717
     DocuCorp                                          3,470           9,473             7,718
     Integrated Systems Consulting Group               1,891           9,771             1,891            7,785
     Other public companies                           12,783          14,430            15,393           20,104
     Unrealized appreciation                          43,987                            23,796
     Non-public companies                             59,040                            43,890
                                                 -------------                     --------------
                                                    $244,767                          $185,111
                                                 -------------                     --------------
                                                 -------------                     --------------

     Coherent's merger with Tellabs, Inc., in which the Company exchanged all of its shares of Coherent for 3,487,206 shares of Tellabs, was effective August 3, 1998. See Note 8.

     The following summarized financial information for investees accounted for on the equity method of accounting at June 30, 1998 has been compiled from the unaudited financial statements of the respective investees and reflects certain historical adjustments (in thousands):


                                           Three Months Ended June 30,            Six Months Ended June 30,
                                        ----------------------------------    ----------------------------------
                                            1998               1997                1998               1997
                                        --------------    ----------------    ---------------    ---------------
                                                   (UNAUDITED)                           (UNAUDITED)

        Net Sales:

           Public companies               $ 203,531           $ 146,332          $ 393,558          $ 275,019
           Non-public companies:
             MultiGen                         2,250               2,901              5,643              5,167
             RMS                             20,890              22,900             41,703             44,173
             Other                            8,000               5,360             14,691             11,041
                                        --------------    ----------------    ---------------    ---------------
                                          $ 234,671           $ 177,493          $ 455,595          $ 335,400
                                        --------------    ----------------    ---------------    ---------------
                                        --------------    ----------------    ---------------    ---------------

     Net sales of companies accounted for on the cost method of accounting including Diamond Technology, Integrated Systems Consulting Group, DocuCorp International, Intellisource, MegaSystems, Diablo, and Whisper, are not included in the above table.

 5.  Debt


     In April 1998, the Company increased the availability under its bank revolving credit facility to $200 million from $150 million. Of the $200 million, $150 million matures in May 2002 and is secured by certain equity securities the Company holds of its publicly-traded partnership companies, including CompuCom (the "Pledged Securities"). The remaining $50 million is unsecured, matures in April 1999, with availability limited to the lesser of $50 million or 10% of the value of the Pledged Securities. There was $38.9 million outstanding under the total facility at June 30, 1998.

     Long-term debt consisted of (in thousands):


                                                           June 30,           December 31,
                                                             1998                 1997
                                                       -----------------     ----------------
                                                                     (UNAUDITED)

      Parent Company and Other Recourse Debt
      Revolving credit facilities                            $ 58,877              $ 22,200
      Other                                                    16,218                 7,822
                                                       -----------------     ----------------
                                                               75,095                30,022
                                                       -----------------     ----------------
      Subsidiary Debt  (Non-Recourse to Parent)

      CompuCom                                                123,173               100,425
      Other                                                                              38
                                                       -----------------     ----------------
                                                              123,173               100,463
                                                       -----------------     ----------------
      Total debt                                              198,268               130,485
      Current debt obligations                                 (3,748)               (3,396)
                                                       -----------------     ----------------
      Long-term debt                                         $194,520              $127,089
                                                       -----------------     ----------------
                                                       -----------------     ----------------

 6.  Earnings Per Share

     The calculations of Earnings Per Share (EPS) were (in thousands except per share amounts):


                                             Three Months Ended             Six Months Ended
                                                  June 30,                       June 30,
                                           ------------------------    ---------------------------
                                             1998          1997           1998           1997
                                           ----------    ----------    -----------    ------------
                                                 (UNAUDITED)                  (UNAUDITED)

     Basic EPS
     ---------
     Net earnings                            $ 6,026       $ 5,636        $ 11,086       $ 10,128
     Average common shares outstanding        32,032        31,326          31,874         31,225
     Basic EPS                               $   .19       $   .18        $    .35       $    .32
                                           ----------    ----------     ----------     ----------
                                           ----------    ----------     ----------     ----------

     Diluted EPS
     -----------
     Net earnings                            $ 6,026       $ 5,636        $ 11,086       $ 10,128
     Adjustment (a)                             (194)          (81)           (420)          (184)
                                           ----------    ----------     ----------     ----------
                                             $ 5,832       $ 5,555        $ 10,666       $  9,944
                                           ----------    ----------     ----------     ----------
                                           ----------    ----------     ----------     ----------
     Average common shares outstanding        32,032        31,326          31,874         31,225
     Effect of dilutive options                  718           691             708            798
                                           ----------    ----------     ----------     ----------

     Average number of common shares
       assuming dilution                      32,750        32,017          32,582         32,023
                                           ----------    ----------     ----------     ----------
                                           ----------    ----------     ----------     ----------
     Diluted EPS                             $   .18       $   .17       $     .33       $    .31
                                           ----------    ----------     ----------     ----------
                                           ----------    ----------     ----------     ----------


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

     The following summarizes the Parent Company Balance Sheets of Safeguard Scientifics, Inc. and its wholly-owned subsidiaries (in thousands). These Parent Company Balance Sheets differ from the Consolidated Balance Sheets due to the exclusion of the assets and liabilities of the Company's less than wholly-owned subsidiaries, primarily CompuCom and Tangram, with the carrying value of these companies included in "Investments".


                                                        June 30,             December 31,
                                                          1998                   1997
                                                      ------------           ------------
                                                      (UNAUDITED)
     ASSETS
       Current assets                                   $ 11,496               $ 11,710
       Investments                                       372,873                310,877
       Other                                              50,465                 37,567
                                                      ------------           ------------
      Total assets                                      $434,834               $360,154
                                                      ------------           ------------
                                                      ------------           ------------

     LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities                              $ 11,419               $ 18,525
       Long-term debt                                     74,588                 29,689
       Other liabilities                                  26,515                 13,989
       Convertible subordinated notes                     71,345                 90,881
       Shareholders' equity                              250,967                207,070
                                                      ------------           ------------
      Total liabilities & shareholders' equity          $434,834               $360,154
                                                      ------------           ------------
                                                      ------------           ------------

     The following summarizes the Parent Company's investments in less than wholly-owned subsidiaries (in thousands). Market value reflects the price of publicly-traded securities at the close of business at the respective date.

                                    June 30, 1998                     December 31, 1997
                            -------------------------------     ------------------------------
                              Carrying          Market            Carrying           Market
                               Value             Value              Value            Value

                            -------------    --------------     --------------    -------------
                                     (UNAUDITED)
       CompuCom               $125,742          167,238           $122,613          $211,504
       Tangram                   2,364           70,529              3,153            68,570
       Cambridge                28,681          469,632             24,679           371,394
       Coherent                 17,369          226,729             14,799           135,008
       Other public            108,807          202,844             83,290           218,759
       Other                    89,910                              62,343
                            -------------                       -------------
                              $372,873                            $310,877
                            -------------                       -------------
                            -------------                       -------------


     The following summarizes the Parent Company Statements of Operations of Safeguard Scientifics, Inc. and its wholly-owned subsidiaries (in thousands). These Parent Company Statements of Operations differ from the Consolidated Statements of Operations by excluding the revenues and related costs and expenses of the Company's less than wholly-owned subsidiaries, primarily CompuCom and Tangram, with the Company's share of the earnings or losses of these companies reflected in the caption "Equity income, net". 1997 included net sales of $8.3 million and $16.0 million and cost of sales and operating expenses of $7.4 million and $14.6 million, for the three and six months ended June 30, 1997, respectively, related to Pioneer which was sold in mid-1997.


                                                Three Months Ended June 30,         Six Months Ended June 30,
                                              --------------------------------    ------------------------------
                                                   1998              1997             1998             1997
                                              ---------------    -------------    -------------    -------------
                                                        (UNAUDITED)                        (UNAUDITED)

     Revenues

       Net sales                                                  $   8,265                          $ 15,982
       Securities and other gains, net          $   8,714             6,838          $ 16,566          14,039
       Other income                                 4,141             3,140             7,965           6,256
                                              ---------------    -------------    -------------    -------------
           Total revenues                          12,855            18,243            24,531          36,277
     Costs and Expenses
       Cost of sales and operating expenses         9,127            14,859            16,926          28,546
       Equity income, net                          (4,797)           (3,122)           (7,982)         (4,667)
                                              ---------------    -------------    -------------    -------------
           Total costs and expenses                 4,330            11,737             8,944          23,879
                                              ---------------    -------------    -------------    -------------
     Earnings Before Taxes On Income                8,525             6,506            15,587          12,398
        Provision for taxes on income               2,499               870             4,501           2,270
                                              ---------------    -------------    -------------    -------------
     Net Earnings                               $   6,026         $   5,636          $ 11,086        $ 10,128
                                              ---------------    -------------    -------------    -------------
                                              ---------------    -------------    -------------    -------------

8.   Subsequent Event

     In August 1998, Coherent merged with Tellabs, Inc. The Company received 3,487,206 shares of Tellabs in exchange for all of its Coherent shares. Subsequent to the merger, the Company owns less than 5% of Tellabs and will account for its investment in Tellabs on the cost method. The Company expects to record a gain of approximately $245 million in connection with this transaction in the third quarter. Subsequent changes in the market price of Tellabs stock will be reflected in the Shareholders' Equity section of the Consolidated Balance Sheets under the caption "Net unrealized appreciation (depreciation) on investments."

     Based on the August 14, 1998 market value, the value of the Company's holdings in Cambridge has declined approximately $80 million since June 30, 1998, and the value of the Company's holdings in Tellabs has declined approximately $60 million since August 3, 1998.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

General
-------

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

         The revenues and related costs and expenses of a partnership company are included in the Company's consolidated operating results if the Company owns more than 50% of the outstanding voting securities of the partnership company. Participation of shareholders other than the Company in the earnings or losses of a more than 50% owned partnership company is reflected in the caption "Minority interest" in the Consolidated Statements of Operations. Minority interest adjusts consolidated earnings to reflect only the Company's share of the earnings or losses of the partnership company. The partnership companies that are consolidated in 1998 are CompuCom Systems, Inc. and Tangram Enterprise Solutions, Inc. Premier Solutions Ltd. and Pioneer Metal Finishing, which were sold in mid-1997, were included in the Company's consolidated operating results in 1997.

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

         As mentioned in Operations Overview, the Company's consolidated revenues and related costs and expenses are significantly influenced by CompuCom's results of operations. At June 30, 1998, the Company owns approximately 51% of CompuCom's outstanding common stock and owns preferred stock which gives it 60% of the vote for CompuCom's directors.

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

Operations Overview
-------------------

Net sales by industry segment were (in thousands):


                                               Three Months Ended June 30,         Six Months Ended June 30,
                                             -------------------------------     -------------------------------
                                                 1998              1997              1998              1997
                                             --------------    --------------    --------------    -------------
                                                       (UNAUDITED)                          (UNAUDITED)

Information Technology

    Microcomputer Systems and Services            $597,557        $491,220        $1,035,309          $923,109
    Information Solutions                            4,977           3,221             9,123             5,824
                                             --------------    --------------    --------------    -------------
                                                   602,534         494,441         1,044,432           928,933
Other                                                                8,265                              21,349
                                             --------------    --------------    --------------    -------------
    Total Net Sales                               $602,534        $502,706        $1,044,432          $950,282
                                             --------------    --------------    --------------    -------------
                                             --------------    --------------    --------------    -------------


         Net sales increased in the second quarter of 1998 compared to the second quarter of 1997 as CompuCom (Microcomputer Systems and Services) experienced a 22% sales increase, which was partially offset by the sale of Pioneer (Other) in mid-1997. CompuCom's product sales increased 24% in the second quarter of 1998 compared to the same period in 1997 primarily due to internal product growth and the contribution from the Computer Integration Corporation (CIC) acquisition during the second quarter. CompuCom sold more desktop, laptop, and server units in the three and six months ended June 30, 1998 compared to the same periods in 1997. However, a decline in the average sales prices of these units lessened the impact of this unit growth on revenue. Services sales increased 6% due to increases in configuration and field engineering, both of which have benefited from the increase in product unit sales. CompuCom represented 99% and 98% of the Company's total consolidated net sales in the second quarter of 1998 and 1997, respectively. As a result of the relative significance of CompuCom in the consolidated results, fluctuations in the financial results of other business units have tended to have a minimal impact.

         The Company's net earnings increased primarily from increased equity income, higher securities and other gains, and improved results at Tangram, partially offset by decreased earnings at CompuCom, increased general corporate expense to support the increased activity at partnership companies, and the loss of Pioneer's earnings due to its sale in 1997. CompuCom's net earnings decreased due to increased selling expenses, continued investments in its service business through the hiring and training of additional engineer and support personnel, and lower services margins. CompuCom completed the acquisition of Dataflex Corporation on June 26, 1998; however, this acquisition did not have a material impact on CompuCom's performance in the second quarter. Future improved profitability at CompuCom will depend on its ability to hire and retain quality service personnel while effectively managing the utilization of such personnel. It will also depend on increased focus on providing technical service and support to customers, product demand, competition, manufacturer product availability and pricing changes, effective utilization of vendor programs, successfully managing the implementation and operation of the channel assembly programs of its major suppliers, adequately integrating recent and future acquisitions, and control of operating expenses.
                                       13

The following summarizes significant pre-tax securities and other gains (in millions):


                             Three Months Ended June 30,                Six Months Ended June 30,
                         -------------------------------------     -------------------------------------
                                1998               1997                 1998                 1997
                         -----------------    ----------------     ----------------     ----------------
                                      (UNAUDITED)                               (UNAUDITED)

Cambridge                     $8.3                 $6.5                $15.9              $  12.0
Premier                                             6.3                                       6.3
Venture Funds                  6.2                   .2                  6.2                   .4
Diamond                                                                                       4.3
DocuCorp                                                                 1.6
Sybase                        (2.2)                (3.0)                (2.2)                (3.0)
Other                         (3.6)                (3.2)                (4.9)                (6.0)
                         -----------------    ----------------     ----------------     ----------------
                              $8.7                 $6.8                $16.6                $14.0
                         -----------------    ----------------     ----------------     ----------------
                         -----------------    ----------------     ----------------     ----------------

         Securities and other gains in 1998 include the open market sales of a portion of the Company's interest in Cambridge Technology Partners, the sale of shares in the DocuCorp International rights offering to the Company's shareholders, and distributions from the Company's associated Venture Funds. Partially offsetting these gains was a write-down of the Company's holdings in Sybase due to the other than temporary decline in the market price of that stock, charges incurred in the disposition of investments and provisions for other investments and notes. Securities and other gains in 1997 included the open market sales of a portion of the Company's interest in Cambridge, the sale of shares in the Diamond rights offering and the sale of all of the assets of Premier Solutions Ltd. Partially offsetting these gains was a write-down of the Company's holdings in Sybase due to the other than temporary decline in the market price of that stock, charges incurred in the disposition of investments, and provisions for other investments and notes. Securities and other gains of varying magnitude have been realized in recent years; prior gains are not necessarily indicative of gains which may be realized in the future.

         Income from equity investments fluctuates with the Company's ownership percentage and the operating results of investees accounted for on the equity method. Equity income increased in 1998 due to the continued strong overall performance of the Company's public equity investments, primarily Cambridge, Coherent, and Sanchez, and a decrease in the Company's share of losses at its private equity investments. The Company's public investments accounted for on the equity method in the second quarter of 1998 include Cambridge, ChromaVision Medical Systems, Coherent Communications, OAO Technology Solutions, Sanchez Computer Associates and USDATA Corporation.

         Cambridge's sales and earnings increased 52% and 49%, respectively, as it continues to see increased demand for its services worldwide. Cambridge continues to expand its service offerings through investing in and enhancing proprietary service methodologies and increasing network and educational services. Safeguard owns approximately 15% of Cambridge's common stock at
June 30, 1998.
                                       14

         ChromaVision continues to make significant progress toward commercialization of its Automated Cellular Imaging System (ACIS) including
1) the positive results of an independent clinical study performed at USC's Norris Cancer Center; 2) an upcoming FDA 510 (K) filing; 3) the initiation of a study to use the ACIS in the detection of Cytomegalovirus, a source of serious disease in newborns and the leading cause of blindness in AIDS patients; and 4) the resumption of Down syndrome testing which ChromaVision expects will result in commercial availability of its Down syndrome application by the end of 1998. Safeguard owns approximately 26% of ChromaVision's common stock at June 30, 1998.

         Coherent's sales and earnings increased 13% and 24%, respectively, in the second quarter of 1998 compared to the same period in 1997. In August 1998, Coherent completed its merger with Tellabs, Inc. The Company received shares of Tellabs valued at approximately $263 million in exchange for all of its Coherent shares. Subsequent to the merger, the Company owns less than 5% of Tellabs and will account for its investment in Tellabs on the cost method. The Company expects to record a gain of approximately $245 million in connection with this transaction in the third quarter. Subsequent changes in the market price of Tellabs stock will be reflected in the Shareholders' Equity section of the Consolidated Balance Sheets under the caption "Net unrealized appreciation (depreciation) on investments."

         During the first quarter of 1998, DocuCorp completed the rights offering of its common stock to the Company's shareholders. As a result of the rights offering, the Company owns less than 7% of DocuCorp's common stock and discontinued accounting for its investment in DocuCorp on the equity method of accounting subsequent to the completion of the offering.

         OAO Technology Solutions incurred a $2.7 million loss for the second quarter of 1998, primarily due to provisions for uncollectible accounts, additional investments to expand its Canadian Applications Development and Maintenance initiative, continued pricing pressure and lack of revenue growth in the outsourcing business, and costs associated with severance, cost reduction and management restructuring actions. OAO recently undertook a number of aggressive actions to reposition the business for the future including the acquisition of OAO Services, a nationwide provider of IT staffing augmentation services with annual revenues of approximately $60 million, the appointment of a new CEO, and cost reduction actions including layoffs, salary reductions and other items. Safeguard owns approximately 32% of OAO's common stock at June 30, 1998.

         Sanchez's revenues increased 74% and earnings per diluted share increased 180% in the second quarter of 1998 compared to the same period in 1997. Sanchez announced that Sumitomo Bank, Ltd., one of the top ten financial institutions in the world with assets of $426 billion, selected PROFILE-Registered Trademark-/Anyware and PROFILE-Registered Trademark- for Windows as the systems to replace its core legacy deposit system for International Banking Operations. Safeguard owns approximately 27% of Sanchez's common stock at June 30, 1998.

         USDATA reported an improvement in net loss from continuing operations in the second quarter of 1998 compared to the second quarter of 1997, primarily due to growth in revenues and decreased operating expenses. In July 1998, USDATA announced the sale of its system integration and hardware servicing business effective July 1, 1998. USDATA's second quarter revenues and operating expenses reflect its ongoing software business. Safeguard owns approximately 25% of USDATA's common stock at June 30, 1998.

Costs and Expenses
------------------

         The Company's overall gross margin was 12.8% and 13.8% in the three and six months ended June 30, 1998 compared to 14.0% and 14.3% for the comparable periods of 1997. The decreases are primarily attributable to reduced service gross margins at CompuCom. This decrease was partially offset by improved product gross margins for the six months ended June 30, 1998 compared to the same period in 1997. CompuCom's product gross margin for the second quarter of 1998 was 9.5% compared to 9.6% for the same period in 1997. CompuCom's product gross margin for the six months ended June 30, 1998 increased to 10.4% compared to 10.0% for the same period in 1997, primarily due to an increase in the amount of manufacturer-sponsored incentives, which lowered the average cost of the hardware units sold. Future product margins at CompuCom will be influenced by competitive pressures from other resellers in the industry, direct marketers, manufacturers' pricing strategies, CompuCom's ability to successfully manage the channel assembly programs of its major vendors, and the level of low-margin sales. CompuCom's integration of acquired companies could also affect future product margins. CompuCom's services gross margin was 31.3% and 31.7% in the three and six months ended June 30, 1998 compared to 37.1% and 36.6% for the comparable periods of 1997. The decrease was primarily caused by lower billing per engineer for CompuCom's service personnel, particularly in the system engineering group. CompuCom participates in certain manufacturer-sponsored programs designed to increase sales of specific products. These programs, excluding volume incentive programs and specific product rebates offered by certain manufacturers, are not material when compared to CompuCom's overall financial results.

         Selling and service and general and administrative expense increased in absolute dollars for the three and six months ended June 30, 1998 compared to 1997 primarily due to increased expenses at CompuCom, partially offset by the sale of Pioneer and Premier in 1997. The increases at CompuCom were primarily due to the hiring of additional sales representatives during the first quarter of 1998, higher commission expense, costs associated with the integration of CIC during the second quarter of 1998, an increase in the sales force as a result of the CIC aquisition, and costs related to CompuCom's ongoing campus recruitment program for systems engineers. The campus recruits complete training and certification programs before being added to CompuCom's billable workforce. CompuCom's general and administrative expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by CompuCom.

         Depreciation and amortization increased for the three and six months ended June 30, 1998 compared to 1997 primarily due to increased depreciation at CompuCom, partially offset by the elimination of depreciation and amortization resulting from the sale of Premier and Pioneer in 1997. The increase at CompuCom is associated with upgrading its hardware and software at headquarters and branch locations, increased furniture and fixtures to support headcount additions, depreciation related to CompuCom's headquarters and operations campus which was placed in service during the third quarter of 1997, and an increase in amortization expense as a result of acquisitions completed during the first half of 1998, primarily the CIC acquisition.

         Interest and financing expense increased for the three and six months ended June 30, 1998 compared to the same periods in 1997 primarily as a result of increased borrowings at CompuCom to fund the acquisition of CIC and take advantage of more early-pay discounts offered by its larger vendors, and increased borrowings by the Company primarily to fund investments in new or existing partnership companies, partially offset by the elimination of interest resulting from the sale of Premier and the elimination of interest due to the conversion of $18.5 million of the Company's Convertible Subordinated Notes into the Company's Common Stock in February 1998.

Liquidity and Capital Resources
-------------------------------

         In February 1996, the Company issued $115 million of 6% Convertible Subordinated Notes (the "Notes") due February 1, 2006. The Notes are convertible into the Company's Common Stock at $28.985 per share. Through June 1998, approximately $43.7 million of Notes were converted into 1,506,119 shares of the Company's Common Stock.

          In April 1998, the Company increased the availability under its bank revolving credit facility to $200 million from $150 million. Of the $200 million, $150 million matures in May 2002 and is secured by certain equity securities the Company holds of its publicly-traded partnership companies, including CompuCom (the "Pledged Securities"). The value of these Pledged Securities significantly exceeds the total availability under the bank revolving credit facility. The remaining $50 million is unsecured, matures in April 1999, with availability limited to the lesser of $50 million or 10% of the value of the Pledged Securities. There was $38.9 million outstanding under the total facility at June 30, 1998.

         The Company has revolving credit facilities with certain partnership companies whereby the Company may borrow up to $20 million from these partnership companies on a revolving basis at a rate that varies with the Company's effective borrowing rate. At June 30, 1998, $20 million was outstanding under these agreements.

         Availability under the Company's revolving credit facilities, proceeds from the sales from time to time of selected publicly-traded securities, and other internal sources of cash flow should be sufficient to fund the Company's cash requirements for the next twelve months, including investments in new or existing partnership companies, general corporate requirements, and the repurchase of the Company's Common Stock from time to time in the open market. In connection with certain investments, the Company is contingently obligated for approximately $27 million of guarantee commitments. In addition, it has committed capital of $88 million to various investments, venture funds and private equity partnerships, to be funded over the next several years.

         CompuCom maintains separate, independent financing arrangements, which are non-recourse to the Company and are secured by certain assets of CompuCom. During recent years, CompuCom has utilized operating earnings, bank financing arrangements, long-term subordinated notes, and internally generated funds to fund its cash requirements. CompuCom's financing arrangements consist of a $165 million working capital facility (increased from $125
                                       17
million in June 1998), a $175 million revolving Securitization
Facility, and a $25 million real estate loan (collectively, the "credit agreements"). At June 30, 1998, approximately $118 million was outstanding under the working capital facility and the real estate loan, and the Securitization Facility was fully utilized. The credit agreements mature in November 2002, except for the real estate loan which is due in quarterly installments beginning April 1999. CompuCom is currently evaluating other permanent financing options for the real estate loan.

         In the second quarter of 1998, CompuCom completed the acquisitions of Computer Integration Corporation (CIC) and Dataflex Corporation (Dataflex) for approximately $17 million and $24 million of cash, respectively, and were accounted for on the purchase method.

         Cash flow provided by operating activities decreased significantly in 1998 as operating cash flow for the six months ended June 30, 1997 includes the effect of CompuCom's Securitization Facility in which $100 million of accounts receivable were sold with the proceeds used to pay down long-term debt.

         The Company's operations are not capital intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. Capital asset requirements are generally funded through bank credit facilities, internally generated funds, or other financing sources. There are no material capital asset purchase commitments at June 30, 1998.

Year 2000
---------

         The Company is currently addressing the Year 2000 issue, which results from the fact that many computer programs were previously written using two digits rather than four to define the applicable year. Programs written in this way may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has conducted an assessment of its computer information systems and believes that it will not need to incur any material extraordinary expense to correct its systems which are not Year 2000 compliant on a timely basis. The Company has also surveyed its majority-owned and equity investee partnership companies regarding this issue. The Company's most significant consolidated subsidiary, CompuCom, has completed initial assessment of its computer information systems, and has plans in place to complete remediation and begin testing during 1998. The balance of the Company's partnership companies are in varying stages of assessing, remediating, and testing for internal Year 2000 compliance and assessing Year 2000 compliance of their vendors, business partners, and customers. Most of the partnership companies are in the business of providing software products, information technology consulting, or outsourcing services. Those partnership companies which produce software or products with embedded programming believe that the current version of their products either are Year 2000 compliant or will be revised to be compliant in 1998. Certain partnership companies are continuing to determine the extent to which previously sold software products and services were non-compliant. The total cost and time which will be incurred by the partnership companies on the Year 2000 issue cannot presently be determined. There can be no
                                       18
assurance that all necessary work will be completed in time, or that such costs will not materially adversely impact one or more of such partnership companies. In addition, required spending on the Year 2000 effort will cause customers of most of the Company's partnership companies to reallocate at least part of their information systems budgets. Although several partnership companies have offerings which may be useful in such efforts, such reallocations could materially adversely affect the results of operations of many partnership companies.

Recently Issued Pronouncements
------------------------------

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

Item 5.  Other Information
         -----------------

         Shareholders intending to present proposals at the next Annual Meeting of Shareholders to be held in 1999 must notify the Company of the proposal no later than December 2, 1998 if they wish to include the proposal on the Company's proxy card and, along with any supporting statement, in the Company's proxy statement. No proposal may be considered at the Annual Meeting unless it has been so included in the proxy materials.

        In July 1998, Who? Vision, a technology company focused on the development of fingerprint indentification technologies, filed a registration statement with the Securities and Exchange Commission for an initial public offering of approximately 6,500,000 shares of Who? Vision common stock through a rights offering to Safeguard's shareholders. The offering will be made only by means of a prospectus, subject to the effectiveness of the registration statement, and is expected to begin in late September.

        The merger of Coherent Communications Systems Corporation with Tellabs, Inc. was completed on August 3, 1998. Under the terms of the merger agreement, each share of Coherent Communications common stock held by the Company was exchanged for 0.72 shares of Tellabs common stock.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  Number                        Description
                  ------                        -----------

                  10.1 Amended and Restated Credit Agreement, dated April 17, 1998, among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Safeguard Delaware, Inc. and PNC Bank, N.A. (exhibits omitted).
                           (1)

                  10.2 Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 26, 1998, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits omitted) *

                  27       Financial Data Schedule (electronic filing only) *

                  * filed herewith

                  (1) Incorporated by reference from registrant's form 10-Q for the quarter ended March 31, 1998 dated May 15, 1998 and made a part hereof by such reference

         (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SAFEGUARD SCIENTIFICS, INC.
                                                (Registrant)


Date:   August 14, 1998                /s/ Donald R. Caldwell
                                       -----------------------------------------
                                       Donald R. Caldwell
                                       President and Chief Operating Officer



Date:   August 14, 1998                /s/ Michael W. Miles
                                       -----------------------------------------
                                       Michael W. Miles
                                       Senior Vice President and Chief Financial
                                         Officer
                                       (Principal Financial and
                                          Principal Accounting Officer)