Form 10-Q
period 1998-09-30
SAFEGUARD SCIENTIFICS INC ET AL
filed 1998-11-17
CIK 86115

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1998         Commission File Number   1-5620
                  ------------------                                  ------



                           SAFEGUARD SCIENTIFICS, INC.
                           --------------------------

             (Exact name of registrant as specified in its charter)

         Pennsylvania                                         23-1609753
-------------------------------                          -----------------------
(state or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


800 The Safeguard Building, 435 Devon Park Drive Wayne, PA          19087
-----------------------------------------------------------  ------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code            (610) 293-0600
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
                           Yes  X                           No
                              -----                           -----

Number of shares outstanding as of                 November 12, 1998

Common Stock                                       31,582,947

                           SAFEGUARD SCIENTIFICS, INC.
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX

                         PART I - FINANCIAL INFORMATION
                         -------------------------------

                                                                                      Page
                                                                                      ----
Item 1 - Financial Statements:

    Consolidated Balance Sheets -
    September 30, 1998 (unaudited) and December 31, 1997...................................3

    Consolidated Statements of Operations (unaudited) -
    Three and Nine Months Ended September 30, 1998 and 1997................................4

    Consolidated Statements of Cash Flows (unaudited) -
    Nine Months Ended September 30, 1998 and 1997..........................................5

    Notes to Consolidated Financial Statements.............................................6

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................................12


                                PART II - OTHER INFORMATION
                                ---------------------------

Item 5 - Other Information................................................................21

Item 6 - Exhibits and Reports on Form 8-K.................................................21

Signatures................................................................................22


                           SAFEGUARD SCIENTIFICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                               September 30,                 December 31,
                                                                   1998                         1997
                                                               -------------                 ------------
                                                               (UNAUDITED)
ASSETS

Current Assets
  Cash and cash equivalents                                      $  4,939                     $  5,382
  Short-term investments                                          138,834
  Receivables less allowances                                     257,882                      187,385
  Inventories                                                     144,821                      198,053
  Other current assets                                              5,858                        6,459
                                                                 --------                     --------
    Total current assets                                          552,334                      397,279

Property, Plant, and Equipment                                    137,638                      105,188
  Less accumulated depreciation and amortization                  (39,576)                     (28,221)
                                                                 --------                     --------
    Total property, plant, and equipment, net                      98,062                       76,967

Other Assets
  Investments                                                     229,673                      185,111
  Notes and other receivables                                      30,187                       21,035
  Excess of cost over net assets of businesses acquired, net       77,147                       26,168
  Other                                                             9,444                        7,981
                                                                 --------                     --------
    Total other assets                                            346,451                      240,295
                                                                 --------                     --------
Total Assets                                                     $996,847                     $714,541
                                                                 --------                     --------
                                                                 --------                     --------

LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities
  Current debt obligations                                       $  4,815                    $  3,396
  Accounts payable                                                130,218                      74,025
  Accrued expenses                                                133,869                      91,857
                                                                 --------                    --------
    Total current liabilities                                     268,902                     169,278

Long-Term Debt                                                    253,494                     127,089

Deferred Taxes                                                     10,478                      20,044
Minority Interest and Other                                       104,389                     100,179

Convertible Subordinated Notes                                     71,345                      90,881

Shareholders' Equity
  Common stock                                                      3,280                       3,280
  Additional paid-in capital                                       61,608                      49,952
  Retained earnings                                               221,799                     151,471
  Treasury stock, at cost                                         (13,446)                    (13,339)
  Net unrealized appreciation on investments                       14,998                      15,706
                                                                 --------                    --------
    Total shareholders' equity                                    288,239                     207,070
                                                                 --------                    --------
Total Liabilities and Shareholders' Equity                       $996,847                    $714,541
                                                                 --------                    --------
                                                                 --------                    --------


See notes to consolidated financial statements.

                           SAFEGUARD SCIENTIFICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)


                                                         Three Months Ended                    Nine Months Ended
                                                            September 30                          September 30
                                                  ---------------------------------    -----------------------------------
                                                      1998               1997               1998                1997
                                                  --------------    ---------------    ---------------     ---------------
                                                             (UNAUDITED)                            (UNAUDITED)
Revenues
  Net Sales
     Product                                         $535,850          $439,528           $1,449,220          $1,263,196
     Services                                          73,203            65,784              204,265             192,398
                                                  --------------    ---------------    ---------------     ---------------
   Total net sales                                    609,053           505,312            1,653,485           1,455,594

  Securities and other gains, net                     100,929             6,683              117,495              20,722
  Other income                                          3,463             3,206               10,825               8,746
                                                  --------------    ---------------    ---------------     ---------------

      Total revenues                                  713,445           515,201            1,781,805           1,485,062

Costs and Expenses
  Cost of sales-product                               482,128           393,160            1,295,217           1,128,157
  Cost of sales-services                               48,269            40,708              135,293             120,382
  Selling and service                                  46,570            33,637              127,336              99,316
  General and administrative                           24,763            22,174               69,021              64,859
  Depreciation and amortization                         5,968             4,205               15,879              13,760
  Interest and financing                                8,651             5,998               21,145              16,321
  (Income) loss from equity investments, net            4,714              (491)                 467                (909)
                                                  --------------    ---------------    ---------------     ---------------
      Total costs and expenses                        621,063           499,391            1,664,358           1,441,886
                                                  --------------    ---------------    ---------------     ---------------

Earnings Before Minority Interest and
   Taxes on Income                                     92,382            15,810              117,447              43,176
    Minority interest                                    (818)           (7,035)              (7,407)            (17,519)
                                                  --------------    ---------------    ---------------     ---------------

Earnings Before Taxes On Income                        91,564             8,775              110,040              25,657

    Provision for taxes on income                      32,322             3,510               39,712              10,264
                                                  --------------    ---------------    ---------------     ---------------
Net Earnings                                        $  59,242        $    5,265         $     70,328         $    15,393
                                                  --------------    ---------------    ---------------     ---------------
                                                  --------------    ---------------    ---------------     ---------------

Earnings Per Share
    Basic                                           $    1.85        $      .17         $       2.20         $       .49
    Diluted                                         $    1.71        $      .16         $       2.04         $       .47


Average Common Shares Outstanding
    Basic                                              32,010            31,291               31,920              31,247
    Diluted                                            34,983            31,971               35,112              32,007


See notes to consolidated financial statements.

                           SAFEGUARD SCIENTIFICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Nine Months Ended September 30
                                                           -------------------------------
                                                                  1998        1997
                                                           --------------   --------------
                                                                     (UNAUDITED)
Operating Activities
Net earnings                                                  $  70,328    $  15,393
Adjustments to reconcile net earnings to cash provided (used)
   by operating activities
    Depreciation and amortization                                15,879       13,760
    Deferred income taxes                                        (9,202)       2,767
    (Income) loss from equity investments, net                      467         (909)
    Securities and other gains, net                            (117,495)     (20,722)
    Minority interest, net                                        4,444       10,511
Cash provided (used) by changes in working capital items
    Receivables                                                    (153)     149,104
    Inventories                                                  62,799       63,711
    Accounts payable, accrued expenses, and other                18,304     (128,084)
                                                               ----------  ----------
Cash provided by operating activities                            45,371      105,531
Proceeds from securities and other gains, net                    36,811       50,347
                                                               ----------  ----------
Cash provided by operating activities and
   securities and other gains, net                               82,182      155,878

Other Investing Activities
  Investments and notes acquired, net                          (112,565)     (50,414)
  Capital expenditures                                          (14,902)     (26,019)
  Business acquisitions, net of cash acquired                   (49,288)
  Other, net                                                     (1,478)       1,036
                                                               ----------  ----------
Cash used by other investing activities                        (178,233)     (75,397)

Financing Activities
  Net borrowings (repayments) on revolving credit facilities    100,483      (86,191)
  Net borrowings on term debt                                     1,868          685
  Repurchase of Company common stock                             (9,867)      (6,152)
  Issuance of Company common stock                                2,386        1,498
  Issuance of subsidiary common stock                               738        2,176
                                                               ----------  ----------
Cash provided (used) by financing activities                     95,608      (87,984)
                                                               ----------  ----------
Decrease in Cash and Cash Equivalents                              (443)      (7,503)
Cash and Cash Equivalents - beginning of year                     5,382       12,881
                                                               ----------  ----------
Cash and Cash Equivalents - End of Period                     $   4,939    $   5,378
                                                               ----------  ----------
                                                               ----------  ----------


See notes to consolidated financial statements.


                           SAFEGUARD SCIENTIFICS, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1998

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

2.   Comprehensive Income

     The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130), which was effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than net earnings, the Company's source of comprehensive income is from net unrealized appreciation on its non-current investments which is disclosed separately in the Shareholders' Equity section of the Consolidated Balance Sheets. Total comprehensive income (the sum of net earnings and the change in unrealized appreciation on investments) was $45.2 million and $9.0 million for the three months ended September 30, 1998 and 1997, respectively, and $69.6 million and $24.3 million for the nine months ended September 30, 1998 and 1997, respectively.

3.   Reclassifications

     Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

4.   Sale of Coherent

     On August 3, 1998, Coherent Communications Systems Corporation merged with Tellabs, Inc. in a pooling of interests. Prior to the merger, the Company owned 31% of Coherent and accounted for its investment on the equity method. The Company received approximately 3.5 million shares of Tellabs in exchange for all of its Coherent shares and recorded a book gain of $245.3 million in the third quarter of 1998.

     The Company owns less than 5% of Tellabs and accounts for its investment in Tellabs on the cost method. The Company's investment in Tellabs is classified as a trading security (classified as Short-term Investments on the Consolidated Balance Sheet) and is recorded at market value based on quoted market prices. Unrealized holding gains and losses are reflected in net earnings. Net unrealized holding losses on trading securities included in net earnings for the three and nine months ended September 30, 1998 was $123.8 million based on the market price of Tellabs common stock of $39.81 at September 30, 1998. The closing price of Tellabs on November 13, 1998 was $56.63. The Company has sold approximately 1.1 million shares of Tellabs in the fourth quarter through November 13, 1998. The Company will mark-to-market the value of its remaining Tellabs holdings (approximately
     2.4 million shares at November 13, 1998) at the end of each quarter. Fluctuations in the price of Tellabs stock may have a significant impact on the Company's future reported earnings.

5.   Investments

     The following summarizes the Company's non-current investments (in thousands), which excludes trading securities (Tellabs) classified as Short-Term Investments (see Note 4). Investments are classified according to the applicable accounting method at September 30, 1998. Market value reflects the price of publicly-traded securities at the close of business at the respective date. Unrealized appreciation reflects the net excess of market value over carrying value of publicly-traded securities classified as available-for-sale.


                                               September 30, 1998               December 31, 1997
                                          -----------------------------    ---------------------------
                                            Carrying          Market       Carrying         Market
                                             Value            Value          Value           Value
                                          -------------    -----------    ----------      ----------
                                                   (UNAUDITED)
       Equity Investees
         Cambridge                           $  31,735        $191,829     $  24,679     $371,394
         ChromaVision                           11,737          24,346         4,689       30,044
         Coherent                                                             14,799      135,008  (a)
         OAO                                    16,306          23,232        13,887       43,716
         Sanchez                                10,050          72,314         7,196       89,068
         USDATA                                  7,002           9,209         7,194       13,325
         Non-public companies                   28,281                        18,453
                                             -----------               --------------
                                               105,111                        90,897

       Diamond                                   1,526          15,752         1,526       14,717
       DocuCorp                                  3,195           4,654         7,718
       Integrated Systems Consulting Group       1,891           7,502         1,891        7,785
       Other public companies                   13,351          14,780        15,393       20,104
       Unrealized appreciation                  22,725                        23,796
       Non-public companies                     81,874                        43,890
                                             -----------               --------------
                                              $229,673                      $185,111
                                             -----------               --------------
                                             -----------               --------------


       (a) Coherent merged with Tellabs in August 1998. See Note 4.

       The following sales information for unconsolidated investees at September 30, 1998 has been compiled from the unaudited financial statements of the respective investees and reflects certain historical adjustments (in thousands):

                              Three Months Ended September 30,          Nine Months Ended September 30,
                                1998                    1997              1998                  1997
                              ------------         ---------------    --------------      -----------------
                                         (UNAUDITED)                              (UNAUDITED)
       Public companies       $252,270                $202,478          $754,243              $552,442
       Non-public companies:
         Intellisource          35,740                  29,760            97,713                83,943
         Kanbay                 10,056                   5,129            25,882                13,348
         Multigen                3,436                   5,080            12,443                13,759
         Pac-West Telecomm       9,500                   7,998            29,432                19,411
         Quest One               3,162                     904             6,872                 1,478
         US Interactive          4,554                   3,229            13,179                 9,048
         Other                  13,196                  12,814            39,000                32,239
                              -----------         ---------------    --------------      -----------------
                                79,644                  64,914           224,521               173,226
                              -----------         ---------------    --------------      -----------------
       Total Investee Sales   $331,914                $267,392          $978,764              $725,668
                              -----------         ---------------    --------------      -----------------
                              -----------         ---------------    --------------      -----------------


6.   Debt

     In April 1998, the Company increased the availability under its bank revolving credit facility to $200 million from $150 million. Of the $200 million, $150 million matures in May 2002 and is secured by certain equity securities the Company holds of its publicly-traded partnership companies, including CompuCom (the "Pledged Securities"). The remaining $50 million is unsecured and matures in April 1999, with availability limited to the lesser of $50 million or 10% of the value of the Pledged Securities. The Company intends to renew the $50 million bank revolving credit facility in 1999. There was $108 million outstanding under the total facility at September 30, 1998. Long-term debt consisted of (in thousands):

                                                      September 30,         December 31,
                                                          1998                 1997
                                                    -----------------     ----------------
                                                      (UNAUDITED)
      Parent Company and Other Recourse Debt
      Revolving credit facilities                          $127,261             $  22,200
      Other                                                  16,044                 7,822
                                                     -----------------     ----------------
                                                            143,305                30,022
                                                     -----------------     ----------------
      Subsidiary Debt  (Non-Recourse to Parent)
      CompuCom                                              115,004               100,425
      Other                                                                            38
                                                     -----------------     ----------------
                                                            115,004               100,463
                                                     -----------------     ----------------
      Total debt                                            258,309               130,485
      Current debt obligations                               (4,815)               (3,396)
                                                     -----------------     ----------------
      Long-term debt                                       $253,494              $127,089
                                                     -----------------     ----------------
                                                     -----------------     ----------------


7.   Earnings Per Share

     The calculations of Earnings Per Share (EPS) were (in thousands except per share amounts):

                                                            Three Months Ended            Nine Months Ended
                                                              September 30,                  September 30,
                                                         -------------------------     -------------------------
                                                            1998          1997           1998           1997
                                                         -----------    ----------     ----------    -----------
                                                               (UNAUDITED)                   (UNAUDITED)
     Basic EPS
     Net earnings                                            $59,242       $ 5,265        $70,328        $15,393
                                                         -----------    ----------     ----------    -----------
                                                         -----------    ----------     ----------    -----------
     Average common shares outstanding                        32,010        31,291         31,920         31,247
                                                         -----------    ----------     ----------    -----------
                                                         -----------    ----------     ----------    -----------
     Basic EPS                                               $  1.85       $   .17        $  2.20        $   .49
                                                         -----------    ----------     ----------    -----------
                                                         -----------    ----------     ----------    -----------
     Diluted EPS

     Net earnings                                            $59,242      $ 5,265         $70,328        $15,393
     Effect of:  Public investees (a)                           (220)         (39)           (814)          (218)
                 Dilutive securities (b)                         725                        2,269
                                                         -----------    ----------     ----------    -----------
                                                             $59,747      $ 5,226         $71,783        $15,175
                                                         -----------    ----------     ----------    -----------
                                                         -----------    ----------     ----------    -----------

      Average common shares outstanding                       32,010       31,291          31,920         31,247
      Effect of:  Dilutive options                               512          680             643            760
                  Dilutive securities (b)                      2,461                        2,549
                                                         -----------    ----------     ----------    -----------
      Average number of common shares assuming dilution       34,983       31,971          35,112         32,007
                                                         -----------    ----------     ----------    -----------
                                                         -----------    ----------     ----------    -----------
     Diluted EPS                                             $  1.71      $   .16         $  2.04        $   .47
                                                         -----------    ----------     ----------    -----------
                                                         -----------    ----------     ----------    -----------

     (a) Represents the dilutive effect of public investee common stock equivalents and convertible securities.

     (b) Represents the dilutive effect of the Company's 6% convertible subordinated notes for the three and nine months ended September 30, 1998. The convertible subordinated notes were anti-dilutive in 1997 and therefore they do not impact the calculation of diluted EPS in 1997.

8.   Parent Company Financial Information

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

                                                   September 30,      December 31,
                                                       1998              1997
                                                   -------------     -------------
                                                    (UNAUDITED)
     ASSETS

       Short-term investments                        $138,834
       Other current assets                             7,198          $  11,710
       Investments                                    359,090            310,877
       Other                                           60,381             37,567
                                                   ------------      -------------
     Total assets                                    $565,503           $360,154
                                                   -------------     -------------
                                                   -------------     -------------

     LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities                          $  58,114          $  18,525
       Long-term debt                                 142,703             29,689
       Other liabilities                                5,102             13,989
       Convertible subordinated notes                  71,345             90,881
       Shareholders' equity                           288,239            207,070
                                                   ------------      -------------
      Total liabilities & shareholders' equity       $565,503           $360,154
                                                   -------------     -------------
                                                   -------------     -------------

     The following summarizes the Parent Company's investments in less than wholly-owned subsidiaries (in thousands). Market value reflects the price of publicly-traded securities at the close of business at the respective date.


                                September 30, 1998                  December 31, 1997
                          -------------------------------     ------------------------------
                            Carrying          Market            Carrying           Market
                             Value             Value              Value            Value
                          -------------    --------------     --------------    -------------
                                   (UNAUDITED)
      CompuCom              $126,710         $109,521           $122,613          $211,504
      Tangram                  2,707           36,571              3,153            68,570
      Cambridge               31,735          191,829             24,679           371,394
      Coherent                                                    14,799           135,008
      Other public            87,783          171,789             83,290           218,759
      Other                  110,155                              62,343
                          -------------                       --------------
                            $359,090                            $310,877
                          -------------                       --------------
                          -------------                       --------------

     The following summarizes the Parent Company Statements of Operations of Safeguard Scientifics, Inc. and its wholly-owned subsidiaries (in thousands). These Parent Company Statements of Operations differ from the Consolidated Statements of Operations by excluding the revenues and related costs and expenses of the Company's less than wholly-owned subsidiaries, primarily CompuCom and Tangram, with the Company's share of the earnings or losses of these companies reflected in the caption "Equity (income) loss, net ". 1997 included net sales of $16.0 million and cost of sales and operating expenses of $14.6 million, for the nine months ended September 30, 1997, related to Pioneer which was sold in mid-1997.

                                              Three Months Ended September 30,    Nine Months Ended September 30,
                                              --------------------------------    ------------------------------
                                                   1998              1997             1998             1997
                                              ---------------    -------------    -------------    -------------
                                                        (UNAUDITED)                        (UNAUDITED)
     Revenues
       Net sales                                                                                      $15,982
       Securities and other gains, net           $100,929            $5,830          $117,495          19,869
       Other income                                 3,754             3,489            11,719           9,745
                                              ---------------    -------------    -------------    -------------
           Total revenues                         104,683             9,319           129,214          45,596
     Costs and Expenses
       Cost of sales and operating expenses         9,441             8,068            26,367          36,614
       Equity (income) loss, net                    4,111            (4,295)           (3,871)         (8,962)
                                              ---------------    -------------    -------------    -------------
           Total costs and expenses                13,552             3,773            22,496          27,652
                                              ---------------    -------------    -------------    -------------
     Earnings Before Taxes On Income               91,131             5,546           106,718          17,944
        Provision for taxes on income              31,889               281            36,390           2,551
                                              ---------------    -------------    -------------    -------------
     Net Earnings                               $  59,242            $5,265         $  70,328         $15,393
                                              ---------------    -------------    -------------    -------------
                                              ---------------    -------------    -------------    -------------

9.   Business Combinations

     During the nine months ended September 30, 1998, CompuCom completed three business combinations for approximately $49 million in cash. These business combinations were accounted for as purchases and accordingly the consolidated financial statements reflect the operations of the acquired entities since the respective acquisition dates. CompuCom has not completed the allocation of the purchase price for two of these acquisitions; accordingly, the amount of goodwill recorded could be adjusted once the allocation is finalized.

     The following pro forma financial information (in thousands except per share amounts) presents the combined results of operations of the Company as if the acquisitions had occurred as of January 1, 1998, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisitions, and related income tax effects.

                                           Pro Forma
                                        Nine Months Ended
                                        September 30, 1998
                                        ------------------
     Total Revenues                      $1,972,275
     Net Earnings                           $67,470
     Diluted earnings per share               $1.96

     In management's opinion, the pro forma results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the periods presented and is not intended to be a projection of future results.
     Pro forma adjustments that give effect to actions taken by CompuCom's management or other efficiencies expected to be realized as a result of the transactions, including termination of employees and closure of facilities, are not reflected in the above pro forma results of operations.

10.  Subsequent Event

     On November 4, 1998, CompuCom announced a significant restructuring of its operations for which CompuCom expects to record a one-time charge in the fourth quarter of 1998. The restructuring is designed to reduce CompuCom's product cost structure by closing branch facilities and reducing CompuCom's workforce by approximately 10%. Although the restructuring plan has not been finalized, CompuCom expects the charge to be approximately $20 to $25 million, the effect of which will be approximately $10 million to $12.5 million to the Company's net earnings, after recording Minority Interest.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

General

         The Company's business strategy is the development of primarily information technology-oriented, entrepreneurially-driven partnership companies. The Company provides to its partnership companies and associated venture funds active strategic management, operating guidance, acquisition and disposition assistance, board and management recruitment, and innovative financing. The Company's primary goal is to achieve superior returns for its shareholders by bringing companies which it believes are ready for public ownership to its shareholders through the rights offering process. This process gives shareholders the opportunity to acquire direct ownership in selected partnership companies at their initial public offering date.

         If the Company's ownership in any of the partnership companies changes significantly, the Company's consolidated revenues and related costs and expenses may fluctuate primarily due to the applicable accounting method used for recognizing its participation in the operating results of that company.

         The revenues and related costs and expenses of a partnership company are included in the Company's consolidated operating results if the Company owns more than 50% of the outstanding voting securities of the partnership company. Participation of shareholders other than the Company in the earnings or losses of a more than 50% owned partnership company is reflected in the caption "Minority interest" in the Consolidated Statements of Operations. Minority interest adjusts consolidated earnings to reflect only the Company's share of the earnings or losses of the partnership company. CompuCom Systems, Inc. and Tangram Enterprise Solutions, Inc. are consolidated in 1998 and 1997. Premier Solutions Ltd. and Pioneer Metal Finishing, which were sold in mid-1997, also were included in the Company's consolidated operating results for the first six months of 1997.

         Investments in companies in which the Company owns 50% or less of the outstanding voting securities, in which significant influence is exercised, are accounted for on the equity method of accounting. Significant influence is presumed at a 20% ownership level; however, the Company applies the equity method for certain companies in which it owns less than 20% because it exerts significant influence through representation on those companies' Boards of Directors and other means. On the equity method of accounting, a partnership company's revenues and related costs and expenses are not included in the Company's consolidated operating results; however, the Company's share of the earnings or losses of the partnership company is reflected in the caption "(Income) loss from equity investments, net" in the Consolidated Statements of Operations.

         The net effect of a partnership company's results of operations on the Company's net earnings is the same under either consolidation accounting or the equity method of accounting, as only the Company's share of the earnings or losses of a partnership company is included in the Company's net earnings in the Consolidated Statements of Operations.

         Investments not consolidated or accounted for on the equity method are accounted for on the cost method of accounting under which the Company's share of the earnings or losses of such companies is not included in the Company's Consolidated Statements of Operations. However, the effect of the change in market value of cost method investments classified as trading securities (Tellabs) is reflected in the Company's results of operations each reporting period.

         As mentioned in Operations Overview, the Company's consolidated revenues and related costs and expenses are significantly influenced by CompuCom's results of operations. At September 30, 1998, the Company owns approximately 51% of CompuCom's outstanding common stock and owns preferred stock which gives it 60% of the vote for CompuCom's directors.

         CompuCom competes in the computer reseller industry which has been undergoing significant transformation and consolidation. Several of CompuCom's competitors have been growing through acquisitions and others have been acquired. In addition, companies previously engaged in the retail channel and some of CompuCom's suppliers have begun to enter the corporate reseller market, heightening the competition.

         As a result, while growing internally, CompuCom is also looking to strengthen its market share through acquisitions, including three acquisitions which were completed in 1998. If CompuCom were to use its stock for acquisitions or if some other dilutive event were to occur, the Company's voting interest in CompuCom could decrease below 50%. Under current generally accepted accounting principles, the Company would cease consolidating CompuCom's results and instead would account for its investment in CompuCom on the equity method provided the Company maintained the ability to exercise significant influence over CompuCom's ordinary course of business. The Company's share of CompuCom's earnings, on the equity method versus consolidation, would differ only to the extent that the Company's ownership of CompuCom changed. However, the presentation of the Consolidated Statements of Operations and Balance Sheets would change dramatically.

         Note 8 to the Company's Consolidated Financial Statements summarizes the Parent Company Statements of Operations and Balance Sheets of the Company for the same periods presented in the Consolidated Financial Statements. These statements differ from the Consolidated Financial Statements by excluding the revenues, costs, expenses, assets, and liabilities of the Company's less than wholly-owned subsidiaries (primarily CompuCom and Tangram) and instead treating these companies as if they were accounted for on the equity method. The Company's share of the results of operations of less than wholly-owned subsidiaries is included in "Equity (income) loss, net" and the carrying value of these companies is included in "Investments" in the Parent Company Statements of Operations and Balance Sheets, respectively.

         Although the Parent Company Statements of Operations and Balance Sheets presented in Note 8 are accurate relative to the Company's historical Consolidated Financial Statements, they are not necessarily indicative of future Parent Company Statements of Operations and Balance Sheets.

Restructuring

         On November 4, 1998, CompuCom announced a restructuring plan designed to reduce CompuCom's product cost structure by approximately 1.25% to 1.5% of sales by closing branch facilities and reducing CompuCom's workforce by approximately 10%. CompuCom intends to maintain local presence in all current markets through the use of remote communications. The restructuring charge will primarily consist of costs associated with closing branch facilities and disposing of related fixed assets as well as employee severance and benefits related to the reduction in workforce. The restructuring plan has not been finalized and therefore CompuCom has not yet calculated the final amount of the restructuring charge. However, CompuCom expects the charge to be approximately $20 million to $25 million, the effect of which will be approximately $10 million to $12.5 million to the Company's net earnings, after recording Minority Interest. The Company expects to meet its targeted earnings per share for the fourth quarter of 1998 prior to recognizing its share of Compucom's restructuring charge and prior to any unrealized gain or loss on the Company's remaining Tellabs holdings. The Company's unrealized gain on its current Tellabs holdings would fully offset its share of the restructuring charge if Tellabs closes in the $44-$45 range at December 31, 1998.

        As a result of its recently announced restructuring plan, CompuCom's management expects to realize reductions in operation expenses, primarily in selling and general and administrative expenses. The reductions have not yet been completely finalized and are not expected to be fully realized until the first quarter of 1999.

Operations Overview

Net sales by industry segment were (in thousands):


                                             Three Months Ended September 30,    Nine Months Ended September 30,
                                                 1998              1997              1998              1997
                                             --------------    --------------    --------------    --------------
                                                       (UNAUDITED)                         (UNAUDITED)
Information Technology
    Microcomputer Systems and Services            $603,330        $501,504        $1,638,639         $1,424,613
    Information Solutions                            5,723           3,808            14,846             14,999
                                             --------------    --------------    --------------    --------------
                                                   609,053         505,312         1,653,485          1,439,612
Other                                                                                                    15,982
                                             --------------    --------------    --------------    --------------
    Total Net Sales                               $609,053        $505,312        $1,653,485         $1,455,594
                                             --------------    --------------    --------------    --------------
                                             --------------    --------------    --------------    --------------

         Net sales increased for the three and nine months ended September 30, 1998 compared to the same periods in 1997 as CompuCom (Microcomputer Systems and Services) experienced sales increases of 20% and 15%, respectively. The sales increases at CompuCom were due primarily to increased product sales resulting from the acquisitions of Computer Integration Corporation and Dataflex Corporation during the second quarter of 1998. These acquisitions contributed $98 million and $149 million of product sales for the three and nine months ended September 30, 1998, respectively. CompuCom sold more desktop, laptop, and server units in the three and nine months ended September 30, 1998 compared to the same periods in 1997. However, a decline in the average sales prices of these units lessened the impact of this unit growth on revenue. Although the trend of declining average sales prices has slowed in 1998 compared to 1997, CompuCom expects to be continually impacted by this trend in the short term, as CompuCom must sell more units to generate the same amount of product sales. Services sales increased 12% for the three months ended September 30, 1998 compared to the same period in 1997 due to increases in configuration and field engineering, both of which have benefited from the increase in product unit sales. CompuCom represented 99% of the Company's total consolidated net sales in the third quarter of 1998 and 1997. As a result of the relative significance of CompuCom in the consolidated results, fluctuations in the financial results of other business units have tended to have a minimal impact.

         The Company's net earnings increased primarily from higher securities and other gains resulting from the gain on the merger of Coherent and Tellabs, partially offset by unrealized losses resulting from the decline in the market price of Tellabs subsequent to the merger. Additionally, net earnings were positively impacted by increased earnings at Tangram, offset by decreased earnings at CompuCom, increased general corporate expense to support the increased activity at partnership companies, and decreased equity income. CompuCom's net earnings decreased due to increased selling expenses, continued investments in its service business through the hiring and training of additional engineer and support personnel, lower services margins and, for the three months ended September 30, 1998, lower product margins. Future profitability at CompuCom will depend on its ability to effectively manage inventory levels in response to changes in its major suppliers price protection and return programs, its ability to effectively manage the utilization of service personnel, its control of operating expenses, demand for product, competition, manufacturer product availability, effective utilization of vendor programs, its ability to successfully manage the implementation and operation of the channel assembly programs of its major suppliers, its ability to adequately integrate recent acquisitions, and its ability to implement the recently announced virtual office strategy.

The following summarizes significant pre-tax securities and other gains (in millions):

                                   Three Months Ended September 30,          Nine Months Ended September 30,
                                        1998                1997                1998                 1997
                                 -----------------     ----------------    ----------------     ----------------
                                              (UNAUDITED)                              (UNAUDITED)
Coherent/Tellabs, net               $121.5                                    $121.5
Cambridge                              1.6                  $6.1                17.5                $18.1
ChromaVision                                                 3.9                                      3.9
Premier                                                                                               6.3
Venture Funds                          3.3                   1.5                 9.5                  2.0
Diamond                                                      1.1                                      5.4
Sybase                                                                          (2.2)                (3.0)
Other                                (25.5)                 (5.9)              (28.8)               (12.0)
                                 -----------------     ----------------    ----------------     ----------------
                                    $100.9                  $6.7              $117.5                $20.7
                                 -----------------     ----------------    ----------------     ----------------
                                 -----------------     ----------------    ----------------     ----------------

         The Coherent/Tellabs net gain includes the $245.3 million gain on the merger of Coherent and Tellabs, partially offset by unrealized losses resulting from the decline in the market price of Tellabs subsequent to the merger of $123.8 million through September 30, 1998. Securities and other gains in 1998 also include the open market sales of a portion of the Company's interest in Cambridge Technology Partners, and distributions from the Company's associated Venture Funds. Partially offsetting these gains was a write-down of the Company's holdings in Sybase due to the other than temporary decline in the market price of that stock, charges incurred in the disposition of investments and provisions for other investments and notes. Securities and other gains in 1997 included the open market sales of a portion of the Company's interest in Cambridge, the sale of shares in the Diamond and ChromaVision rights offerings, the sale of all of the assets of Premier Solutions Ltd., and distributions from the Company's associated Venture Funds. Partially offsetting these gains was a write-down of the Company's holdings in Sybase due to the other than temporary decline in the market price of that stock, charges incurred in the disposition of investments, and provisions for other investments and notes. Securities and other gains of varying magnitude have been realized in recent years; prior gains are not necessarily indicative of gains which may be realized in the future.

         Income or loss from equity investments fluctuates with the Company's ownership percentage and the operating results of investees accounted for on the equity method. In the third quarter of 1998, the Company discontinued accounting for its investment in Coherent on the equity method of accounting as a result of the Coherent/Tellabs merger. In addition, the Company recorded its share of merger-related charges at certain partnership companies. Primarily as a result of these transactions, equity income decreased for the three months ended September 30, 1998. For the nine months ended September 30, 1998, equity income decreased as a result of the above transactions and increased losses at certain partnership companies, partially offset by the continued strong overall performance at Cambridge and Sanchez. The Company's public investments accounted for on the equity method in the third quarter of 1998 include Cambridge, ChromaVision Medical Systems, OAO Technology Solutions, Sanchez Computer Associates and USDATA Corporation.

         Cambridge reported increased sales and earnings of 31% and 47%, respectively. The lower sales growth reflects downward pressure in its North American Rapid Application Deployment (RAD) business. During the third quarter, Cambridge completed the acquisition of Excell Data Corporation, a systems integrator of Microsoft-centric solutions, which enhances Cambridge's service offerings by providing additional resources for its RAD business. Safeguard owns approximately 15% of Cambridge's common stock at September 30, 1998.

         ChromaVision entered into an agreement with DAKO Corp., an international diagnostics, reagent and systems manufacturing firm. Under the agreement, the two firms will co-market ChromaVision's Automated Cellular Imaging System (ACIS-TM-) in combination with DAKO's HercepTest-Registered Trademark- kit in the United States as an integrated system for the guidance of breast cancer therapy. Safeguard owns approximately 26% of ChromaVision's common stock at September 30, 1998

         OAO Technology Solutions completed the acquisition of a $60 million IT staffing augmentation services company in July 1998. OAO reported an operating profit of $.02 per share for the third quarter before certain adjustments, including one-time write-offs and restructuring charges, which resulted in a net loss of $.12 per share. Safeguard owns approximately 33% of OAO's common stock at September 30, 1998.

         Sanchez reported 43% and 70% increases in sales and earnings, respectively, for the third quarter. Sanchez also announced in the quarter that it signed a global partnership with IBM Corporation for the sales, marketing and implementation of Sanchez's software products and a licensing agreement with Citicorp, bringing to three the number of top ten global financial institutions who have licensed Sanchez's products. Safeguard owns approximately 27% of Sanchez's common stock at September 30, 1998.

         For the third quarter of 1998, USDATA reported a loss from continuing operations (before taxes) of $1.8 million, an improvement over the $2.1 million loss from continuing operations (before taxes) for the third quarter of 1997. USDATA reported a 17% increase in software unit shipments in the third quarter of 1998 over the same period in 1997. In July 1998, USDATA announced the sale of its system integration and hardware servicing business effective July 1, 1998. USDATA's third quarter revenues and operating expenses reflect its ongoing software business. Safeguard owns approximately 26% of USDATA's common stock at September 30, 1998.

Costs and Expenses

         The Company's overall gross margin was 12.9% and 13.5% in the three and nine months ended September 30, 1998 compared to 14.1% and 14.2% for the comparable periods of 1997. The decreases are primarily attributable to reduced service gross margins at CompuCom and, for the three months ended September 30, 1998, reduced product margins at CompuCom. CompuCom's product gross margin for the third quarter of 1998 was 9.3% compared to 10.1% for the same period in 1997. CompuCom attributes this to a decline in billed margins due to intense competition from other corporate resellers and direct marketers. CompuCom's product gross margin for the nine months ended September 30, 1998 and 1997 was 10.0%. For the nine month period, the decline in billed margins was offset by an increase in the amount of manufacturer-sponsored incentives when compared to the prior year. CompuCom's services gross margin was 32.3% and 31.9% in the three and nine months ended September 30, 1998 compared to 36.3% and 36.5% for the comparable periods of 1997. The decrease was primarily caused by lower billing per engineer for CompuCom's service personnel, particularly in the systems engineering group. CompuCom participates in certain manufacturer-sponsored programs designed to increase sales of specific products. These programs, excluding volume incentive programs and specific product rebates offered by certain manufacturers, are not material when compared to CompuCom's overall financial results.

         Selling and service increased in absolute dollars and as a percentage of sales for the three and nine months ended September 30, 1998 compared to 1997 primarily due to increased expenses at CompuCom. The increases at CompuCom were primarily due to the hiring of additional sales representatives during the first quarter of 1998, higher commission expense, an increase in the sales force as a result of the CIC and Dataflex acquisitions, and increased spending on training the Company's engineer force.

         General and administrative expense increased in absolute dollars for the three and nine months ended September 30, 1998 compared to 1997 primarily due to increased expenses at CompuCom and increased corporate expenses incurred to support the growing activities of the partnership companies. The increase for the nine months ended September 30, 1998 was partially offset by the elimination of expenses resulting from the sale of Premier and Pioneer in mid-1997. The increases at CompuCom were primarily due to the costs associated with the integration of CIC and Dataflex as well as CompuCom's ongoing campus recruitment program. The campus recruits complete training and certification programs before being added to CompuCom's billable workforce. CompuCom's general and administrative expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by CompuCom.

         Depreciation and amortization increased for the three and nine months ended September 30, 1998 compared to 1997 primarily due to increased depreciation at CompuCom. The increase for the nine months ended September 30, 1998 was partially offset by the elimination of depreciation and amortization resulting from the sale of Premier and Pioneer in mid-1997. The increase at CompuCom is associated with upgrading its hardware and software at headquarters and branch locations, increased furniture and fixtures to support headcount additions, depreciation related to CompuCom's headquarters and operations campus which was placed in service during the third quarter of 1997, and an increase in amortization expense as a result of acquisitions completed during the first half of 1998.

         Interest and financing expense increased for the three and nine months ended September 30, 1998 compared to the same periods in 1997 primarily as a result of increased borrowings at CompuCom to fund the acquisitions of CIC and Dataflex, and increased borrowings by the Company primarily to fund investments in new or existing partnership companies, partially offset by the elimination of interest due to the conversion of $18.5 million of the Company's Convertible Subordinated Notes into the Company's Common Stock in February 1998.

         For the three and nine months ended September 30, 1998, the effective tax rate was 35.3% and 36.1%, respectively, compared to 40.0% for the three and nine months ended September 30, 1997. The effective rate decreased due to the realization of previously unrecorded tax benefits attributable to the difference between the book basis and tax basis of certain of the Company's investments, as well as the application of lower tax rates against realized investment gains.

Liquidity and Capital Resources

         In February 1996, the Company issued $115 million of 6% Convertible Subordinated Notes (the "Notes") due February 1, 2006. The Notes are convertible into the Company's Common Stock at $28.985 per share. Through September 1998, approximately $43.7 million of Notes were converted into 1,506,119 shares of the Company's Common Stock.

     In April 1998, the Company increased the availability under its bank revolving credit facility to $200 million from $150 million. Of the $200 million, $150 million matures in May 2002 and is secured by certain equity securities the Company holds of its publicly-traded partnership companies, including CompuCom (the "Pledged Securities"). The value of these Pledged Securities significantly exceeds the total availability under the bank revolving credit facility. The remaining $50 million is unsecured, matures in April 1999, with availability limited to the lesser of $50 million or 10% of the value of the Pledged Securities. The Company intends to renew the $50 million bank revolving credit facility in 1999. There was $108 million outstanding under the total facility at September 30, 1998.

         The Company has revolving credit facilities with certain partnership companies whereby the Company may borrow up to $20 million from these partnership companies on a revolving basis at a rate that varies with the Company's effective borrowing rate. At September 30, 1998, $19.3 million was outstanding under these agreements.

         Availability under the Company's revolving credit facilities, proceeds from the sales from time to time of selected publicly-traded securities, and other internal sources of cash flow should be sufficient to fund the Company's cash requirements for the next twelve months, including investments in new or existing partnership companies, general corporate requirements, and the repurchase of the Company's Common Stock from time to time in the open market. In connection with certain investments, the Company is contingently obligated for approximately $30 million of guarantee commitments. In addition, it has committed capital of $77 million to various investments, venture funds and private equity partnerships, to be funded over the next several years.

         CompuCom maintains separate, independent financing arrangements, which are non-recourse to the Company and are secured by certain assets of CompuCom. During recent years, CompuCom has utilized operating earnings, bank financing arrangements, long-term subordinated notes, and internally generated funds to fund its cash requirements. CompuCom's financing arrangements consist of a $165 million working capital facility (increased from $125 million in June 1998), a $175 million revolving Securitization Facility, and a $25 million real estate loan (collectively, the "credit agreements"). At September 30, 1998, approximately $109 million was outstanding under the working capital facility and the real estate loan, and the Securitization Facility was fully utilized. The credit agreements mature in November 2002, except for the real estate loan which is due in quarterly installments beginning April 1999. Compucom is currently evaluating other permanent financing options for the real estate loan.

         During the nine months ended September 30, 1998, CompuCom completed three business combinations for approximately $49 million in cash. These business combinations were accounted for as purchases.

         Working capital increased to $283.4 million at September 30, 1998 compared to $228.0 million at December 31, 1997. The increase was primarily due to the classification of the Company's Tellabs holdings as a trading security following the Coherent/Tellabs merger in August 1998, and an increase in accounts receivable at CompuCom as a result of two acquisitions completed in the second quarter of 1998 which resulted in higher sales in the third quarter of 1998 compared to the fourth quarter of 1997. These increases were partially offset by an increase in accounts payable at CompuCom resulting from enhanced cash management, and a decrease in inventory due to ComuCom's effort to reduce its risk associated with changes in its suppliers price protection and return programs and increase its inventory turns.

         Cash flow provided by operating activities decreased significantly in 1998 as operating cash flow for the nine months ended September 30, 1997 included the effect of CompuCom's Securitization Facility in which $100 million of accounts receivable were sold with the proceeds used to pay down long-term debt.

         The Company has sold approximately 1.1 million shares of Tellabs in the fourth quarter through November 13, 1998, generating proceeds of approximately $53 million.

         The Company's operations are not capital intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. Capital asset requirements are generally funded through bank credit facilities, internally generated funds, or other financing sources. There are no material capital asset purchase commitments at September 30, 1998.

Year 2000

         The Company is currently addressing the Year 2000 issue, which results from the fact that many computer programs were previously written using two digits rather than four to define the applicable year. Programs written in this way may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has conducted an assessment of its computer information systems and believes that it will not need to incur any material extraordinary expense to correct its systems which are not Year 2000 compliant on a timely basis. The Company has also surveyed its majority-owned and equity investee partnership companies regarding this issue. The Company's most significant consolidated subsidiary, CompuCom, has completed initial assessment of its computer information systems, and has plans in place to complete remediation and begin testing by the end of 1998. CompuCom currently anticipates that it will spend approximately $1.4 million on Year 2000 compliance, of which $800,000 has been spent through September 30, 1998. The balance of the Company's partnership companies are in varying stages of assessing, remediating, and testing for internal Year 2000 compliance and assessing Year 2000 compliance of their vendors, business partners, and customers. The Company's partnership companies in general do not yet have contingency plans to operate in the event of a Year 2000 problem. The partnership companies generally plan on developing contingency plans in 1999. Most of the partnership companies are in the business of providing software products, information technology consulting, or outsourcing services. Those partnership companies which produce software or products with embedded programming believe that the current version of their products either are Year 2000 compliant or will be revised to be compliant in 1998. Certain partnership companies are continuing to determine the extent to which previously sold software products and services were non-compliant. The total cost and time which will be incurred by the partnership companies on the Year 2000 issue cannot presently be determined. There can be no assurance that all necessary work will be completed in time, or that such costs will not materially adversely impact one or more of such partnership companies. In addition, required spending on the Year 2000 effort will cause customers of most of the Company's partnership companies to reallocate at least part of their information systems budgets. Although several partnership companies have offerings which may be useful in such efforts, such reallocations could materially adversely affect the results of operations of many partnership companies.

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

         Certain statements in this Quarterly Report describing the plans, goals, strategies, intentions, forecasts, and expectations of the Company or its partnership companies constitute what are sometimes termed "forward-looking statements." The following important factors could cause actual results to differ materially from those in such forward-looking statements. The information technology industry is highly competitive, characterized by rapid product development cycles, frequent price reductions, and early product obsolescence, and is generally dominated by companies with greater resources than the Company and its partnership companies. Certain of the Company's partnership companies offer complex products or services which have lengthy sales cycles, which makes sales forecasts difficult to make, and can lead to substantial fluctuations in quarterly operating results. Emerging technology companies, including many of the Company's partnership companies, often encounter obstacles and delays in developing products, service offerings, and markets. Such delays and obstacles could affect the Company's ability to complete rights offerings when planned. The Company is dependent on the financial market for information technology companies in general and for initial public offerings of those companies in particular. If the current uncertainty in those markets continues for an extended period of time, the Company's ability to complete rights offerings when planned, and the Company's ability to generate gains from sales of securities, could be materially adversely affected. Clients of the Company's partnership companies could reallocate part or all of their information systems budgets to address the Year 2000 issue, which could materially reduce the demand for the products and services of the Company's partnership companies. The Company's and its partnership companies' business operations could be materially adversely affected if they or their vendors, business partners, or customers do not timely complete any necessary remediation efforts to their own systems and products. There is likely to be an extraordinary amount of litigation regarding the Year 2000 issue over the next several years, and information technology providers may be attractive targets for such litigation. Such litigation could have a material adverse impact on the Company's and its partnership companies' operations and financial conditions.

Item 5.  Other Information

         In July 1998, Who? Vision, a technology company focused on the development of fingerprint identification technologies, filed a registration statement with the Securities and Exchange Commission for an initial public offering of approximately 6,500,000 shares of Who? Vision common stock through a rights offering to Safeguard's shareholders. Due to the uncertainties in the stock market and the poor environment for IPOs, the Company presently intends to delay commencement of additional rights offerings, including the Who? Vision rights offering, until market conditions improve. The Who? Vision rights offering is still in registration, and the decision on a revised target date will be made as market conditions allow.

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

                  10.2 Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 26, 1998, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits omitted) (2)

                  10.3 Note Agreement dated October 6, 1998, between Safeguard Delaware, Inc. (Lender) and Donald R. Caldwell (Borrower)*

                  10.4 Stock Option Grant Agreement between Compucom Systems, Inc. and Thomas C. Lynch, dated as of October 22, 1998*

                  27       Financial Data Schedule (electronic filing only) *

                  * filed herewith
                  (1)Incorporated by reference from registrant's form 10-Q for the quarter ended March 31, 1998 dated May 15, 1998 and made a part hereof by such reference
                  (2) Incorporated by reference from registrant's form 10-Q for the quarter ended June 30, 1998 dated August 14, 1998 and made a part hereof by such reference


         (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SAFEGUARD SCIENTIFICS, INC.
                                                        (Registrant)


Date:   November 16, 1998             /s/ Donald R. Caldwell
                                      ----------------------
                                      Donald R. Caldwell
                                      President and Chief Operating Officer



Date:   November 16, 1998             /s/ Michael W. Miles
                                      --------------------
                                      Michael W. Miles
                                      Senior Vice President and Chief Financial
                                      Officer (Principal Financial and
                                      Principal Accounting Officer)