Form 10-K
period 1998-12-31
SAFEGUARD SCIENTIFICS INC ET AL
filed 1999-03-31
CIK 86115

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998        Commission File Number 1-5620
-------------------------------------------

SAFEGUARD SCIENTIFICS, INC.
(Exact name of Registrant as specified in its charter)

          Pennsylvania                                          23-1609753
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

       800 The Safeguard Building
    435 Devon Park Drive, Wayne, PA                               19087
----------------------------------------                    ------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:          (610) 293-0600


Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
         Title of Each Class                         on which registered
         -------------------                         ----------------------

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

                               Yes   X       No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Aggregate market value of common stock held by non-affiliates (based on the closing price on the New York Stock Exchange) on March 25, 1999 was approximately $1.84 billion. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by March 25, 1999 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

The number of shares outstanding of the Registrant's Common Stock, as of March 25, 1999 was 32,149,402.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in this Form 10-K:

PART I

Item 1(b) Note 15 on page 54 of the Annual Report to Stockholders for the year ended December 31, 1998, which page is filed as part of Exhibit 13 hereto.

PART II

Items 5, 6,
7 and 8 Pages 33 to 56 of the Annual Report to Stockholders for the year ended December 31, 1998, which pages are filed as part of
                  Exhibit 13 hereto.

PART III

Items 10, 11,
12 and 13         Definitive Proxy Statement relative to the May 20, 1999 annual meeting of stockholders of Registrant, to be filed within 120 days after the end of the year covered by this Form 10-K
                  Report.

PART I

ITEM 1. BUSINESS

(a)   GENERAL DEVELOPMENT OF THE BUSINESS

OVERVIEW

Safeguard Scientifics, Inc. is a diversified information technology company that develops, operates and manages emerging growth information technology companies. We are currently focusing on emerging opportunities in eCommerce, enterprise applications, and network infrastructure, all of which are expected to benefit from the growing use of the Internet as a fundamental business tool. We work closely with our partnership companies to provide numerous operational and management services to build value in preparation for public rights offerings and beyond. These services include active strategic management, operating guidance, merger and acquisition assistance, board and management recruitment, and innovative financing. Safeguard operates as a long-term partner. Our partnership companies include public and privately held companies that together form a community of shared resources. Safeguard also participates in managing and working with several venture capital funds.

We believe that Safeguard's strategy of operating through separate partnership companies rather than through wholly owned subsidiaries or divisions enables us to achieve superior returns for our stockholders. This strategy enables us to partner with highly motivated entrepreneurs who have significant equity ownership stakes in their companies and the chance to reap the rewards of taking their companies public. We further enhance the returns to our stockholders by taking selected partnership companies public through our rights offering process. This process gives our stockholders the opportunity to acquire direct ownership in selected partnership companies at their IPO price. Not all of our private partnership companies are appropriate for a rights offering. We also consider mergers, sales, and traditional IPOs in evaluating the best way to enhance the value of our private companies. For traditional IPOs we are considering a program to direct a part of the shares to be offered to Safeguard stockholders. We currently refer to this as a "subscription offering." After taking a partnership company public, Safeguard generally retains a significant ownership interest and board representation, and continues to provide strategic, managerial, and operational support.

Safeguard is currently active in the Internet through the involvement of over 10 of our partnership companies, including Internet Capital Group. We recognized the growing importance of the Internet early on, and we sponsored the formation of Internet Capital Group in 1996 to focus exclusively on developing, operating, and managing business-to-business eCommerce companies. Because of the tremendous growth of the Internet in recent years and the success of Internet Capital Group, we have recently decided to broaden Safeguard's involvement in Internet markets in order to continue to build value for our stockholders. We are concentrating on segments that we believe will have staying power in the volatile Internet markets.

We define eCommerce as the organization of information and the processing of business transactions over the Internet (intranets and extranets). The transactions can be of any type, including those between customers and sellers, employers and employees, or organizations and their members. eCommerce can extend existing business models or enable entirely new ones. eCommerce markets we are seeking to develop include business-to-consumer interaction, content aggregation and management, emerging technology areas such as intelligent agent-based searching and tasking, and Internet professional services.

Enterprise applications are software solutions that integrate key operational aspects of entire organizations. We are seeking to develop opportunities that provide novel front office enterprise applications, professional services to integrate, implement and support enterprise applications, and the hosting of enterprise applications.

Network infrastructure products and services include computing and communications tools that enable companies to deploy eCommerce and enterprise applications. Many companies do not have the infrastructures in place to support leading edge eCommerce and enterprise applications. Network infrastructure markets we are seeking to develop include network security products and services, companies that service the ISP market, telecommunications services that enable eCommerce, products that optimize customers' existing investments in eCommerce and enterprise applications, and infrastructure management solutions.

Many early and mid-stage Internet companies have operating losses. As we acquire interests in more of these companies, we could experience significantly increased equity losses from affiliates.

Safeguard's public partnership companies are: Cambridge Technology Partners, Inc. (Nasdaq:CATP), ChromaVision Medical Systems, Inc. (Nasdaq:CVSN), CompuCom Systems, Inc. (Nasdaq:CMPC), Diamond Technology Partners, Incorporated (Nasdaq:DTPI), DocuCorp International, Inc. (Nasdaq:DOCC), OAO Technology Solutions, Inc. (Nasdaq:OAOT), Sanchez Computer Associates, Inc.(Nasdaq:SCAI), Tangram Enterprise Solutions, Inc. (Nasdaq:TESI), and USDATA Corporation (Nasdaq:USDC).

Safeguard's private partnership companies include: 4anything.com, aligne, Arista Knowledge Systems, Diablo Research Company, eMerge Vision Systems, Extant, Integrated Visions, The Intellisource Group, Internet Capital Group, Kanbay, MegaSystems, MultiGen-Paradigm, Pac-West Telecomm, Pacific Title/Mirage, QuestOne Decision Sciences, US Interactive, Whisper Communications, Who? Vision Systems, and XL Vision.

Safeguard also participates in management of the following venture funds:
EnerTech Capital Partners, Pennsylvania Early Stage Partners, Safeguard International Fund, SCP Private Equity Partners, and TL Ventures I, II, and III.

RECENT DEVELOPMENTS

Stock market conditions for much of 1998 negatively affected the IPO market. As a result, Safeguard completed only one rights offering rather than three as planned. Instead, Safeguard redirected its efforts to strengthening its existing partnership companies and acquiring interests in new partnership companies.

      o The rights offering for DocuCorp International was successfully completed in the first quarter of 1998. DocuCorp is a provider of enterprise-wide document automation software products and services.

      o Safeguard acquired interests in seven new partnership companies during 1998: Arista, Integrated Visions, Kanbay, Pennsylvania Early Stage Partners, Pac-West Telecomm, US Interactive, and Who? Vision. During the first quarter of 1999, Safeguard acquired interests in 4anything.com, Extant, and aligne.

      o Coherent Communication Systems Corporation merged with Tellabs in August 1998, and Safeguard received approximately 3.5 million shares of Tellabs common stock in exchange for our holdings in Coherent.

      o Integrated Systems Consulting Group merged with First Consulting Group in December 1998, and Safeguard received common stock and warrants in First Consulting Group common stock in exchange for our holdings in ISCG.

      o Sentry Technology Group was sold to the Meta Group Inc. in October 1998 for Meta stock and warrants.

      o RMS Information Systems merged with Intellisource during the second quarter of 1998, and Safeguard's shares in RMS were exchanged for Intellisource shares.

      o Our partnership companies completed twelve business acquisitions during 1998.

      o Pennsylvania Early Stage Partners was formed in early 1998 in cooperation with the Commonwealth of Pennsylvania and the Pennsylvania Public School Employees Retirement System to invest in seed stage companies primarily in Pennsylvania.

      o In late 1998 CompuCom announced a restructuring plan to move to a virtual office model and a reduction in workforce, which should result in significant operating cost savings.

ITEM 1 (b). FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

Information on net sales, operating profit, and assets employed for each operating segment of Safeguard's business for the three year period ended December 31, 1998 is contained in Note 15 to the Consolidated Financial Statements on page 54 of Safeguard's Annual Report to

Stockholders for the year ended December 31, 1998, which is filed as part of
Exhibit 13 hereto and is incorporated herein by reference.

ITEM 1 (c). NARRATIVE DESCRIPTION OF BUSINESS

OVERVIEW OF OPERATING SEGMENTS

In 1998, Safeguard adopted SFAS 131, which requires the reporting of operating segments using the "management approach" versus the "industry approach" previously required. Safeguard's reportable segments for 1998 consist of general corporate operations, CompuCom, and Tangram. General corporate operations consist of developing, operating, and managing emerging growth, information technology partnership companies, excluding our majority-owned subsidiaries, CompuCom and Tangram, and participating in the management of venture capital funds. CompuCom's operations include sales of distributed desktop computer products, and configuration, network integration, and technology support. Tangram's operations include the design, development, sale, and implementation of enterprise-wide asset tracking and software management solutions. CompuCom and Tangram are majority-owned subsidiaries of Safeguard.

GENERAL CORPORATE OPERATIONS

Operating Strategy

Safeguard seeks to identify companies which are capable of being market leaders in segments of the information technology industry and which are at a stage of development that would benefit from Safeguard's support, financing, and market knowledge. Safeguard generally seeks to acquire a large enough stake in a partnership company to enable us to have significant influence over the management and policies of the company and to realize a large enough return to compensate us for our investment of management time and effort, as well as capital.

We gain exposure to emerging companies through our reputation as a successful developer and operator of information technology companies, referrals from our existing partnership companies, our relationship with venture capital and private equity funds, our sponsorship of such organizations as the Eastern Technology Council, entrepreneurial centers at Lehigh University, Temple University and the University of Pennsylvania, a new eCommerce center at Drexel University, and the participation of our officers and employees in various non-profit and charitable organizations. We consider our access to potential partnership companies to be good.

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

We believe that our relationship with our partnership companies offers the benefits of both the venture capital model and the strategic investor model without the related drawbacks. Safeguard has both the capital and managerial resources to provide financing and strategic, managerial, and operational support as needed by an emerging company. In addition, we encourage emerging companies to achieve the superior returns on investment generally provided by public offerings, but only if and when it is appropriate for the development of the business of that emerging company. Because of our unique process of taking partnership companies public through rights offerings to Safeguard stockholders, we continue our involvement with partnership companies after their initial public offerings. This support is often crucial to help a company adjust to the challenges imposed by the public financial markets.

Our corporate staff provides hands-on assistance to the managers of our partnership companies in the areas of management, financial, marketing, tax, risk management, human resources, legal and technical services. We have assisted partnership companies by providing or locating and structuring financing, identifying and implementing strategic initiatives, providing marketing assistance, identifying and recruiting executives and directors, assisting in the development of equity incentive arrangements for executives and employees, and providing assistance in structuring, negotiating, documenting, financing, implementing and integrating mergers and acquisitions.

We also provide a supportive environment to the managers of our partnership companies by organizing numerous opportunities for them to interact with managers of other partnership companies to share strategies, ideas, and insights and to forge business relationships. Twice a year we gather the senior managers of all of our partnership companies, both private and public, for a "Senior Partners" conference. We also convene periodic "CFO Conferences" for senior financial managers of the partnership companies and occasional sessions on more specific topics, such as investor relations and human resources. While we encourage our partnership companies to develop business opportunities with each other, we do not require them to do so. Each partnership company is responsible for its own success, and it must be free to work with other organizations that will provide the maximum contribution to its success. Competition for business even within Safeguard helps keep each partnership company focused on being the best of breed in their market.

In recent years, Safeguard has tended to acquire substantial minority ownership interests rather than majority interests in many of its partnership companies. In many of these cases, Safeguard, either alone or in conjunction with our associated venture funds, is the largest single stockholder, and exercises significant influence over the company. We also generally obtain significant board representation in these companies.

We believe that the entrepreneurial energy and creativity of the managers of our partnership companies is an essential component of their success. Our business strategy of keeping partnership companies as independent businesses with the chance to go public, rather than folding them into the parent company, is designed to maintain the necessary entrepreneurial environment. The entrepreneurs and their teams retain or are granted equity ownership and incentives in their own companies in order to keep them focused on creating value for their stockholders, including Safeguard.

Our goal is to maximize the value of our partnership companies for Safeguard's stockholders, often by taking partnership companies public through a rights offering at the appropriate time. A rights offering is an initial public offering of a partnership company directed to Safeguard's stockholders. It involves the grant by a partnership company to Safeguard's stockholders of transferable rights to buy shares of the partnership company's stock at the IPO price. Safeguard stockholders are able to exercise the rights, thereby participating in initial public offerings of high-growth technology companies which are usually reserved for large institutional investors, or they may sell the rights. Safeguard generally retains a significant ownership in partnership companies after taking them public and also generally retains significant participation on each company's board of directors. Between our direct continuing ownership interest in public partnership companies and the strong identification in the public financial markets of the companies as "Safeguard rights offering" companies, we retain a substantial interest in the continuing success of the companies after their IPOs and substantial influence over their management and strategic direction. Growth in the value of the public partnership companies benefits Safeguard and also directly benefits our stockholders who continue to hold the shares purchased in the rights offering.

Not all of our private partnership companies are appropriate for a rights offering. We also consider mergers, sales, and traditional IPOs in evaluating the best way to enhance the value of our private companies. Each time one of our partnership companies undertakes a traditional IPO, we presently intend to try to direct a part of the shares to be offered to Safeguard stockholders. We are presently referring to this as a "subscription offering."

Public Partnership Companies

Cambridge Technology Partners is an international management consulting and systems integration firm. Cambridge combines management consulting, IT strategy consulting, process innovation and implementation, custom and package software deployment (including ERP applications), network services, Internet professional services, and training to rapidly deliver end-to-end business solutions for clients. Cambridge provides the majority of its services on a fixed-time, fixed-price model with client involvement at all stages of the process. In performing its services, Cambridge employs a rapid development methodology and conducts facilitated workshops that bring together key client users, executives, and IT professionals to achieve consensus on the business case, strategic objectives, and functionality of a business solution. Cambridge believes that this approach permits the delivery of results in unprecedented time frames -- typically within three to twelve months. Upon completion of initial consulting engagements, Cambridge typically designs and develops one or more strategic software applications, which often include custom and third-party package software, and then rolls-out such applications to the organization's end-users. A significant portion of Cambridge's engagements include an eCommerce component. While the early stages of a client engagement may result in a relatively small amount of revenue, a client engagement which involves the design and development of a strategic software application typically results in fees ranging from $1 million to $6 million. Because of the size of these assignments, clients may undertake projects on an irregular basis. However, no customer accounted for more than 5% of net revenues in 1998. Revenue growth has been negatively impacted by a general slowdown in the growth of demand and increased competition. Cambridge has 53 offices and more than 4,400 employees worldwide. Cambridge had 1998 revenues of $612 million, an increase of 40% over 1997. At March 22, 1999, Safeguard owns approximately 13% of Cambridge's fully diluted common stock.

ChromaVision Medical Systems is a laboratory medical diagnostics company that develops and manufactures an Automated Cellular Imaging System (ACIS(TM)) for a wide variety of clinical and research applications. ChromaVision currently markets the products to research centers and is previewing the system to university medical centers and commercial laboratories in anticipation of receiving clearance from the FDA for use of ACIS for immunohistochemical applications based on a filing made in November 1998, which would result in several commercialized applications. The ACIS and one application, leukocyte alkaline phosphatase (LAP), were cleared in June 1997. The ChromaVision ACIS is designed to identify cells with specific characteristics within a sample of cells on a microscope slide by detecting color produced by the reaction between common laboratory reagents and the cells of interest. The intelligent microscope platform automates the scanning of patient samples and uses proprietary imaging software to capture digital images of the cell samples to detect the presence, count the number, and measure the intensity of targeted cells. The system offers substantial flexibility because the software can be configured to identify different stains and cellular staining characteristics, thereby allowing the system to be adopted for use with different reagents to identify a broad range of targeted cellular conditions.

ChromaVision believes that the ChromaVision ACIS will be attractive to healthcare providers and beneficial to their patients because of its ability to deliver superior diagnostic solutions, thus reducing the need for more invasive or more costly procedures. Tests have demonstrated that the ChromaVision ACIS can locate a single abnormal cell among 120 million normal cells. This improved detection capability enables the ChromaVision ACIS to be applied to high-value rare event detection procedures, including micrometastases/minimum residual disease cancer detection.

ChromaVision's initial targeted applications are:

      o Breast cancer - ChromaVision is testing the ACIS for use with DAKO's FDA-cleared HercepTest(TM) to measure the HER-2 protein, which is an indicator for the use of Genentech's FDA-cleared Herceptin(TM) breast cancer therapy.

      o Micrometastases (MM) and minimum residual disease (MRD) - Clinical tests indicate that the ACIS can be used to accurately and cost-effectively detect and quantify MM and MRD, which would make the ACIS a useful tool for detecting and monitoring various types of cancer.

      o     Quantitative viral load for HIV.

      o Triple Plus(TM) screen for Down syndrome in fetuses. Clinical trials are still ongoing for this application.

ChromaVision has signed an exclusive distribution and development agreement with Sigma Diagnostics for the Triple Plus(TM) and has signed an agreement with DAKO Corporation to jointly develop, market and sell a tissue-based diagnostic system, for which HercepTest will be the first application. ChromaVision intends to offer its systems to hospitals and laboratories on a "per click" basis, charging a fee for each time the laboratory uses the system to perform a diagnostic procedure.

ChromaVision is currently marketing its products to physicians and researchers throughout the world for research use, but it is still a development stage company and had no material commercial revenues in 1998. Commencement of commercial revenue generating activities will be contingent on successful completion of clinical tests and, in most cases, obtaining FDA or foreign regulatory approvals. ChromaVision is an XL Vision company. At March 22, 1999, Safeguard owns 23% of ChromaVision's fully diluted stock.

Diamond Technology Partners is a management consulting firm that synthesizes business strategy with information technology to deliver innovative "digital strategies," business strategies for the digital age. Diamond delivers its strategic consulting and information technology solutions through a single, integrated multi-disciplinary team. Diamond serves clients across the U.S. and internationally in financial services, consumer products, consumer services, telecommunications, energy, insurance, and healthcare industries. Diamond had revenues of $76.2 million for calendar year 1998 compared to $63.2 million for calendar year 1997. At March 22, 1999, Safeguard owns approximately 7% of Diamond's fully diluted stock.

DocuCorp is a leading provider of document automation software, professional services, and process/print outsourcing with over 800 customers in the insurance, utilities, financial services, and other information-intensive industries. DocuCorp automates open-architecture, enterprise-wide, high-volume creation, publishing, archival, and management (including workflow) of strategic, personalized documents (such as bill presentment, insurance policies, direct mail correspondence, invoices, and other customer-oriented documents) for both print and electronic applications including the Internet. DocuCorp had revenues of $25.2 million for the six months ended January 31, 1999, a 14% increase over the same period in 1997. At March 22, 1999, Safeguard owns 9% of the fully diluted stock of DocuCorp.

OAO Technology Solutions is an enterprise information technology infrastructure solution company. OAOT provides a wide range of outsourced information technology ("IT") solutions and professional services, including the operation of large-scale data center complexes and networks (high volume system of computers and information networks), distributed systems management, applications software development and maintenance, staffing services, enterprise resource planning, integration, implementation and training services, and software solutions for the managed care market. OAOT provides these solutions and services, generally on a long-term, fixed-price contractual basis, to its strategic customers which are global providers of IT outsourcing services. OAOT works with these strategic customers as part of the IT outsourcing team in providing services to a wide range end-user customers accepting delivery responsibility for specific functional roles within the outsourcing engagements. OAOT's primary strategic customers have been IBM's Global Services and Compaq Computer Corporation, which accounted for 67% and 23.4% of OAOT's 1998 revenues, respectively. OAOT acquired OAOT Services and Enterprise Technology Group in 1998 to expand its service offerings. Greg Pratt, formerly CEO of Enterprise Technology Group, was named the new CEO of OAOT. In January 1999 the company announced a large multi-year applications development and maintenance contract with IBM Global Services. OAOT's revenues were $113.3 million in 1998, a 34% increase from 1997. A significant part of the growth was from the July 1998 acquisition of OAOT Services, Inc.

OAOT's strategy is to build long-term relationships with strategic customers by understanding their business needs and by providing specific services within large-scale outsourcing engagements more cost-effectively than other alternatives. By offering fixed-price contracts, OAOT reduces the execution and pricing risk for its strategic customers in their large-scale outsourcing engagements. OAOT has developed and is continuing to expand its international service delivery capabilities in order to leverage its strategic customers' increasingly global IT outsourcing efforts.

Large-scale outsourcing engagements typically involve the acquisition of IT assets by the outsourcing provider from the engagement client. These assets can range from fixed assets, such as entire data centers and computer networks, to personnel, such as data center, help desk and programming staff. OAOT's role in outsourcing engagements usually involves the retention of IT personnel from the engagement client. By retaining employees as part of its new outsourcing engagements, to date, OAOT's growth has not been impeded by the availability of qualified technical personnel and OAOT has avoided the significant staffing costs and expenses normally associated with new engagements within the IT services industry. OAOT's future success is highly dependent on its relationships with a small number of strategic customers and its ability to effectively manage its fixed-price contracts. At March 22, 1999, Safeguard owns 27% of OAOT's outstanding stock.

Sanchez Computer Associates designs, develops, markets, implements, and supports a comprehensive banking software system called PROFILE(R) for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of several integrated modules which operate on open client-server platforms. The primary module, called PROFILE/Anyware, is a highly flexible, multi-currency, multi-language bank production system which supports deposit, loan, customer, transaction processing and bank management requirements through multiple distribution channels, including the Internet. In early 1999, Sanchez announced a new service offering called e-PROFILE.com, designed to provide financial institutions with the ability to offer differentiated direct banking services to customers via a dedicated e-banking service center. The company will charge a fee per account processed for its e-PROFILE service, as opposed to up front license fees and, when used by the customer, implementation service fees and annual maintenance fees for its PROFILE products.

The PROFILE system is currently licensed to 37 clients in 14 countries serving in excess of 350 financial institutions. In any given year, the company typically has three to four customers who each account for in excess of 10% of its total annual revenues, although in 1998, only one customer exceeded 10% of total revenues. Sanchez utilizes a direct sales force and strategic relationships with Compaq, Hewlett-Packard, IBM, PricewaterhouseCoopers, ComputerLand SA of Poland, and others to market, sell, implement, and support its products worldwide. Currently, Sanchez is targeting three market segments: the top-tier banking market (the top 1,000 global banks; the direct banking market (the on line retail banking business conducted via alternate distribution channels); and emerging market banks.

Sanchez had total revenues of $44.1 million for 1998, a 53% increase over 1997. More than half of revenues were from software license fees, with the balance primarily from implementation, consulting services, and maintenance fees. Sanchez spent $11.7 million in 1998 on product development. At March 22, 1999, Safeguard owns approximately 24% of Sanchez's fully diluted stock.

USDATA Corporation is a global supplier of real-time manufacturing application development software and development tools and related consulting services that enable an organization's information systems to supervise, monitor, and control manufacturing and other automated processes and to interface with management information systems. USDATA's family of software products, marketed under the name FactoryLink(R), provides a powerful set of software tools designed for users who are technically competent but who may not be experienced software programmers.

Its real-time data management capabilities enable customers to reduce operating costs, shorten cycle times, improve product quality, and increase productivity. USDATA faces intense competition from larger businesses that offer broader arrays of integrated solutions.

In mid-1998, USDATA sold its system integration and hardware servicing business. This business has historically been engaged in the design and turnkey implementation of integrated third-party data collection systems that allow remote, real-time data collection using a variety of automatic identification techniques.

USDATA'S 1998 revenues from continuing operations were $22.9 million compared to $22.4 million for 1997.

At March 22, 1999, Safeguard owns approximately 28% of USDATA's fully diluted stock.

Private Partnership Companies

The following are Safeguard's significant private partnership companies.

4anything.com is a network of vertical community portals, with approximately 2,000 vertical portals. Its portals feature vertically integrated content, commerce, search, and community. The company generates revenues from advertising, directories, lead generation, and eCommerce. Pennsylvania Early Stage Partners provided the first round of financing to 4anything.com in 1998, and Safeguard acquired 20% of 4anything.com's fully diluted stock in the first quarter of 1999. The company is still in the development stage and had nominal revenues in 1998. It expects to commence a significant marketing launch in April 1999.

aligne incorporated is a strategic technology management consulting firm. Its services include high level and in-depth evaluations of complex sourcing alternatives, IT cost baselining and benchmarking, vendor/customer negotiations, interim CIO services, IT strategy, and IT process reengineering. aligne's clients include Fortune 500 companies in addition to a number of Safeguard partnership companies. aligne was founded by Harry Wallaesa, now Safeguard's President and COO. Safeguard acquired 80% of aligne's fully diluted stock in February 1999.

Arista Knowledge Solutions provides complete solutions for the management of information and knowledge in global applications. Arista's first product, Accredix(TM), is under development and targets the Internet-based and network-based distributed learning market, enabling users to deliver, manage, and access any type of digital content, track activity with all learners, accommodate commercial transactions, protect intellectual property rights, and report learner activities and progress in extreme detail. Accredix can perform these functions on a real-time basis while acting as a flexible, network-based interface for learners, instructors, and managers. The company expects to release the beta version of Accredix in the first half of 1999 and the commercial version in the second or third quarter of 1999. The company's target markets include corporate global learning customers, the education industry, and the military. Arista is a development stage company with nominal revenues in 1998. At March 22, 1999, Safeguard owns approximately 40% of the fully diluted stock of Arista.

Diablo Research Corporation is a contract engineering company with expertise in data transmission and control, software and firmware design, digital and RF ASIC design, functions/systems test design, design services for chip vendors, and mechanical and industrial design. A number of Diablo's engagements result in the creation of valuable technology assets which can potentially be spun out into independent companies. Diablo has previously spun out Whisper Communications to commercialize its two-way wireless automatic meter reading technology. Diablo had 1998 revenues of $21.8 million. The company made management changes during 1998 to improve its internal processes and operations. At March 22, 1999, Safeguard owns units representing 17% of Diablo's fully diluted ownership units. Diablo is a limited liability company.

eMerge Vision Systems provides a comprehensive package of eCommerce business solutions and health management services to the food animal sciences industry. eMerge Vision's Internet-based information system improves customers' ability to manage multiple aspects of their business, including health, yield, and inventory, through a "practice integrated website.(TM)" The company conducts online cattle auctions which reduces the cost of buying livestock and improves the health of the animals by reducing the number of times the animals are transported. The company's infrared technology helps improve detection of sick animals, and its feed supplements help restore the animals' health. eMerge Vision's initial target market is the North American cattle industry. eMerge Vision is an XL Vision company. eMerge Vision has refocused its business strategy toward food animal sciences, and its 1998 revenues were primarily from discontinued operations. At March 22, 1999, Safeguard owns 31% of eMerge Vision's fully diluted stock.

Extant offers wholesale extranet and virtual private network services to Competitive Local Exchange Carriers (CLECs) and Internet Service Providers
(ISPs). Extant acts as a market maker for CLECs and ISPs, providing a low cost transport and internet protocol data network that significantly lowers the information industry's barriers to entry. Extant brings together these telecommunication providers as a community, offering a high quality, low cost, responsive information network on which they can exchange traffic among themselves at better than competitive rates and present to their customers the appearance of a global footprint. Safeguard acquired 20% of Extant's fully diluted stock in March 1999.

Integrated Visions is a provider of network security solutions based on biometric authentication, initially to the healthcare industry. The company's Privacy Curtain(TM) software enables secure and convenient access to computerized patient records on intranets, extranets, and across the Internet for telemedicine applications using biometrics, including fingerprint identification technologies from Who? Vision Systems. The company's Clinical Single Sign-On(TM) solution eliminates the need for multiple passwords and provides compliance with patient record privacy legislation. Integrated Visions' customers include The Mayo Clinic and Scott & White Medical Center. Integrated Visions is an XL Vision company. Integrated Visions is a development stage company and had nominal revenues in 1998. At March 22, 1999, Safeguard owns approximately 47% of the fully diluted stock of Integrated Visions.

The Intellisource Group is a unique "Services Integrator(TM)" providing integrated support for its customers' back-office activities, such as facilities management, communications, accounting, human resources, document management, etc. The company is the result of a merger in 1998 between two Safeguard partnership companies, Intellisource, Inc. and RMS Information Systems, Inc. Intellisource has a joint venture with Shell Services, which received a long-term outsourcing contract for Shell Oil, and has obtained additional long-term contracts from Oglethorpe Power, Avon, NASA, and others. Intellisource's future success depends on its ability to effectively manage its fixed-price contracts and to leverage the resources in its existing engagements to generate and support additional business. Intellisource had combined 1998 revenues of $135.3 million compared to $112.2 million in 1997. The company is focused on strategies to help it achieve profitability. At March 22, 1999, Safeguard owns 36% of the fully diluted stock of Intellisource.

Internet Capital Group was organized in 1996 with Safeguard's sponsorship as the first Internet operating company to partner exclusively with leading business-to-business eCommerce firms. Like Safeguard, Internet Capital provides operational assistance, capital support, expertise, and a strategic network of business relationships intended to maximize the long-term potential of its collaborative network of more than 25 business-to-business eCommerce partnership companies. In February 1999, VerticalNet became Internet Capital's first partnership company to complete an IPO. At March 22, 1999, Safeguard owns 24% of the fully diluted stock of Internet Capital.

Kanbay is an IT consulting firm utilizing a multi-site approach to provide competitively priced system integration solutions. It places project leadership at the client site and leverages a large group of IT professionals located in Pune, India. Kanbay assists organizations through IT development and support outsourcing services, enterprise systems implementation, and systems compliance and renovation projects. Kanbay also focuses on the implementation and integration of packaged solutions for the financial industry as well as customer care, billing, and customer retention for the telecommunications industry. Kanbay was profitable on 1998 revenues of $35.7 million. At March 22, 1999, Safeguard owns 28% of the fully diluted stock of Kanbay.

MegaSystems is a full service provider of products and services for the large format movie theater industry. MegaSystems' technologically advanced large format projection systems provide low cost, turn-key solutions to meet the needs of large format theater operators. MegaSystems produced a large format motion picture on the 1998 Winter Olympics under an exclusive license from the International Olympic Committee. MegaSystems revenues for 1998 were $2.3 million. At March 22, 1999, Safeguard owns 49% of MegaSystems' fully diluted stock.

MultiGen-Paradigm develops and markets leading real-time 3D authoring software tools and turn-key image generator solutions, enabling commercial and military customers to interactively create, edit, and view applications for visual simulation, simulation-based training, game development, broadcasting, and urban simulation. The company released WindowsNT versions of its products in 1998. The company's Solutions Center provides customers with customized services, including integration and content development. The company is the result of the September 1998 merger between MultiGen, Inc. and Paradigm Simulation. The company's combined 1998 revenues were $16.5 million. At March 22, 1999, Safeguard owns 20% of MultiGen's fully diluted stock.

Pac-West Telecomm is a high growth, profitable, switch-based CLEC (Competitive Local Exchange Carrier) with operations in California. The company has three switches serving all of California and has points-of-presence in each of the 11 local access and transport areas (LATAs) in California, allowing it to originate and terminate traffic in every LATA in the state. The company has also established a strong position in providing Internet Service Providers (ISPs) with communications solutions. Pac-West Telecomm closed a $150 million debt offering in later 1998 to finance its expansion plans. The company has over 41,000 ISP lines in service, and had 1998 revenues of $42.2 million. At March 22, 1999, Safeguard owns 16% of the fully diluted stock of Pac-West Telecomm.

Pacific Title/Mirage consists of two divisions: Optical and Digital. The Optical Division provides traditional film effects and services to the majority of today's motion pictures. The Digital Division provides digital effects and character animation for the entertainment industry. The company's proprietary Lifef/x(TM) technology can be used to digitally create photo-realistic animation of real or fictional characters for use in film, television, and the Internet. The company had 1998 revenues of $21.6 million compared to $18.6 million in 1997. A significant part of 1998 revenues were generated by a single project. Other than that project, 1998 revenues were negatively affected by a slowdown in the motion picture industry and management difficulties. The company is actively pursuing restructuring alternatives to reduce its losses. At March 22, 1999, Safeguard owns 49% of the fully diluted stock of Pacific Title/Mirage.

QuestOne Decision Sciences, formerly Technology Systems Corp. develops software tools and support services that provide enterprise decision optimization capabilities via breakthrough integrated financial-response time-resource capacity analysis methods. Areas of application include product development, product management, capital investments, strategic cycle time reduction, and mission critical process improvement. QuestOne's client base includes several Fortune 500 companies. QuestOne's 1998 revenues were $11.6 million compared to $4.8 million in 1997. At March 22, 1999, Safeguard owns 34% of QuestOne's fully diluted stock.

US Interactive is an Internet professional services company that draws on a unique combination of business strategy, marketing, and technology disciplines to engineer electronic enterprise solutions. The company completed a merger with Digital Evolution in July 1998, and serves a number of Global 2000 clients. The company had combined 1998 revenues of $16.6 million compared to $13.1 million in 1997. At March 22, 1999, Safeguard owns 14% of the fully diluted stock of US Interactive.

Whisper Communications was formed as a spin-out from Diablo Research Company in 1996. Whisper has developed a patented two way, fixed base automatic meter reading technology which will allow utilities to remotely read meters (gas, water, or electric) via the use of radio frequency technology and a wireless communications backbone. Whisper has a large multi-year supply contract as a subcontractor to Schlumberger to provide automatic meter readers to Illinois Power, which is currently in the final acceptance phase. Whisper is a development stage company and had nominal revenues in 1998. At March 22, 1999, Safeguard owns 27% of the fully diluted stock of Whisper.

Who? Vision Systems is a personal identification company that applies unique fingerprint imaging technologies to create highly reliable, cost effective network and eCommerce security products. Who? Vision, an XL Vision spin out in 1998, believes that the ability to e-thenticate(TM)

- bind transactions to a particular person, not just a particular machine - is a critical need for the broader adoption of eCommerce. Who? Vision entered into a strategic partnership with Philips Flat Display Systems to develop and market a new line of flat fingerprint sensors. The company's proprietary patent pending TactileSense(TM) technology, combined with patented and patent pending technologies from Philips, gives it the ability to become a market-leading provider of fingerprint sensors for use in portable net devices such as laptops, PDAs, cell phones, and smart cards. Who? Vision is a development stage company with no 1998 revenues. The company expects to begin commercial production of its first-generation product in the second quarter of 1999 and its flat fingerprint sensor in the second half of 1999. At March 22, 1999, Safeguard owns 27% of Who? Vision's fully diluted stock.

XL Vision specializes in developing application-specific electronic imaging solutions to meet specific customer needs and identifiable market needs. XL Vision has refined its business model to invent, incubate, and spin out highly differentiated, high-value imaging technology businesses. XL Vision's first spin out company, ChromaVision Medical Systems (Nasdaq: CVSN), completed its initial public offering as a Safeguard rights offering in 1997. XL Vision has also spun out eMerge Vision Systems, Who? Vision Systems, and Integrated Visions. At March 22, 1999, Safeguard owns 55% of XL Vision's fully diluted stock.

Safeguard's ownership percentages in certain of the partnership companies described above include shares which Safeguard has granted to certain of its executives under its long term incentive plan. These grants are subject to certain restrictions, and Safeguard continues to control the voting of these shares until the restrictions lapse.

Venture Capital and Private Equity Funds

Safeguard also participates in managing seven venture capital and private equity funds. These funds invest in early stage, rapidly growing and/or established businesses, and have co-invested in certain of Safeguard's partnership companies. The following table lists these funds. While Safeguard's focus is on the information technology industry, the funds also invest in health care, life sciences, service-related companies, technology companies in the energy utilities markets, basic process industries, and later stage companies in various industries. These funds made a total of 28 new investments in 1998 and have a total of 104 companies in their portfolios at year end. Safeguard has contributed a total of $41.8 million to these partnerships, and has received total distributions of $28.1 million, including $12.3 million in 1998. Technology Leaders I and Technology Leaders II are fully invested (including reserves set aside for follow-on investments), and Radnor Venture Partners is being closed out.

                                        Total Capital   % Owned by      Year
Name of Fund                             Commitments   Safeguard(1)  Established
------------                             -----------   ------------  -----------
Technology Leaders I                    $ 61,000,000         4%         1992
Technology Leaders II                    113,000,000         4%         1994
TL Ventures III                          285,000,000         4%         1996
EnerTech Capital Partners                 50,000,000         6%         1996
Safeguard International Fund             228,000,000        11%         1996
SCP Private Equity Partners              265,000,000         8%         1996
Pennsylvania Early Stage Partners         50,000,000        20%         1998

(1) Represents the percentage of the outstanding general and limited partnership interests in each fund owned by Safeguard.

COMPUCOM

CompuCom is a leading provider of information technology products and technology management services to large and medium sized businesses throughout the United States. CompuCom helps Fortune 1000 companies manage information technology to achieve their business goals by providing a wide range of services in provisioning, support, and technology management. Products and technology management services are sold through a direct sales force to over 6,000 business customers nationwide. CompuCom's majority-owned subsidiary, ClientLink, offers software application development services.

CompuCom is an authorized dealer of major distributed desktop computer products, networking and related products, peripherals, and software for a number of manufacturers, including Compaq Computer Corporation ("Compaq"), International Business Machines Corporation ("IBM"), Hewlett-Packard Company ("HP"), Toshiba America Information Systems, Intel Corporation, and Microsoft Corporation. To further meet the needs of its customers, CompuCom provides a variety of services including LAN/WAN project services, consulting, asset tracking, network management, help desk, field engineering, configuration, software management, distribution, and procurement utilizing network applications such as Novell Netware, Windows NT, Windows 95 and Windows 98, and IBM OS/2 Warp.

CompuCom believes the key to improving its net revenue and net earnings performance is the expansion of its higher margin services business, both internally and through strategic acquisitions, as well as focusing on lowering its cost structure through expense control and participation in programs designed to increase inventory turns. CompuCom's target customers are becoming increasingly dependent on information technology to compete effectively in today's markets. As a result, the decision making process that organizations face when planning, selecting and implementing technology solutions is becoming more complex and requires many of these organizations to outsource the management and support of their technology needs.

CompuCom's product sales accounted for 87% of Safeguard's total net sales in 1998, compared to 86% in 1997 and 88% in 1996. CompuCom's services sales accounted for 12% of Safeguard's total net sales in 1998 and 1997, compared to 8% in 1996. CompuCom's business tends to be subject to seasonal fluctuations, with the highest revenue levels generally occurring in the fourth quarter. Backlog is not considered to be a meaningful indicator of CompuCom's future business prospects due to the short order fulfillment cycle. Large corporate businesses accounted for the majority of CompuCom's net sales in 1998. However, no one customer accounted for more than 10% of such sales.

CompuCom markets its product procurement, configuration, field engineering, network management, help desk services, and technology management services primarily through its direct sales force and service personnel. In late 1998, CompuCom significantly restructured its operations by closing its physical branch offices and moving to a virtual office model. The company also adopted a plan to reduce its workforce by 10%. Sales and service representatives who worked out of the branch offices continue to service customers in all of its markets and the representatives access corporate information and support over CompuCom's intranet and remote communications facilities.

CompuCom's customers generally require rapid fulfillment of product orders. To meet these requirements and to assure itself of a continuous allotment of products from its vendors, CompuCom maintains adequate levels of inventory funded through credit facilities and vendor credit.

CompuCom provides product support to its customers primarily through inside sales representatives ("ISRs") mostly based at its customer center, located in Dallas, Texas. Each ISR works closely with CompuCom's direct sales representatives. The primary goal of the customer center is to provide greater support to CompuCom's customers while allowing CompuCom's direct sales force to focus on soliciting new business and providing the necessary support for the customers' more complex service needs. As of December 31, 1998, CompuCom employed 335 full-time direct sales representatives and 400 customer center personnel.

CompuCom configures and ships desktop products at its 300,000 square foot distribution center in Paulsboro, NJ, its 104,000 square foot distribution center in Stockton, CA, and its new 78,000 square foot center which is co-located on the Compaq campus in Houston, TX. The company believes its co-location arrangement with Compaq will further reduce its operating costs and increase efficiency. The company is also beginning co-location programs with IBM and Toshiba during the first half of 1999.

In order to remain profitable in the face of shrinking product gross margins, CompuCom has continuously worked to improve its operating efficiency by streamlining its business processes as evidenced by its recent restructuring and its participation in co-location programs with its vendors. CompuCom is using integrated enterprise-wide information systems to automate its operations, including a corporate intranet for internal use and extranets to facilitate eCommerce with its customers. CompuCom believes that this focus on business process reengineering and technology-enhanced operations gives it one of the lowest operating cost structures in its industry and provides a demonstration to its customers of the benefits of its product and service offerings.

Product margins declined in 1998 compared to 1997 due primarily to heightened competition from direct marketers and other resellers. CompuCom believes that gross margins will continue to decline in 1999, and will be reactive to industry-wide changes. Future profitability will depend on the ability to effectively manage inventory in response to changes in suppliers price protection and return programs, to retain and hire quality service personnel while effectively managing the utilization of such personnel, to respond to increased competition from its suppliers' direct selling initiatives, and to continue to reduce operating expenses.

The computer reseller industry is characterized by intense competition, primarily in the areas of price, product availability and breadth of product line and service. CompuCom competes for potential clients, including national accounts, with numerous resellers and distributors. Many established desktop computer manufacturers (including some of the company's vendors), direct marketers, systems integrators and resellers of distributed desktop or networking products compete with the company in the configuration and distribution of computer systems and equipment. In addition, direct marketers have had a distinct pricing advantage over resellers such as CompuCom. In response to the increased competition, particularly from direct marketers, a number of the company's competitors have sought to increase their market share through acquisitions. The company expects the consolidation in the industry will continue in 1999. In order to keep pace, CompuCom expects to pursue additional strategic acquisitions. To help combat the direct marketers' pricing advantage, CompuCom and its major vendors are in the process of developing and implementing strategies designed to reduce costs through reductions in inventory levels. In the highly fragmented computer services business, CompuCom competes with several larger competitors; other corporate resellers pursuing high-end service opportunities, as well as smaller computer services companies. Some of these competitors have financial, technical, manufacturing, sales, marketing and other resources that are substantially greater than that of CompuCom. There can be no assurance that CompuCom will be able to continue to compete successfully with new or existing competition. If CompuCom uses its stock for acquisitions or if some other dilutive event were to occur, Safeguard's voting interest in CompuCom could be diluted below 50%, in which event Safeguard would no longer consolidate CompuCom's financial results under current generally accepted accounting principles. See "Management's Discussion and Analysis General" beginning on page 33 of Safeguard's Annual Report to Stockholders filed as part of Exhibit 13 hereto. CompuCom employed approximately 4,800 full-time employees as of December 31, 1998.

At March 22, 1999, Safeguard owns 56% of CompuCom's fully diluted stock.

TANGRAM

Tangram develops and markets asset tracking software and software distribution solutions that enable automated enterprise-wide information system management. The company markets to Fortune 1000 companies and their foreign equivalents and to government agencies that are managing heterogeneous enterprises and mission-critical applications. Tangram's primary product line is Asset Insight(R), an enterprise-wide asset tracking solution that enables corporations to track current and historical information about hardware, software and configuration changes and associate this information with desktop users and departments across the enterprise. With this information, decision makers can track changes in their hardware and software assets, manage their Year 2000 risks, forward plan technology requirements (including calculating the cost of software and hardware upgrades), optimize end-user productivity, reduce total cost of asset ownership, identify missing hardware components, and resolve desktop problems quickly.

Tangram markets Asset Insight through value added resellers, systems integrators and other channel partners. Tangram markets and sells its other products and services, including implementation of customized solutions incorporating its AM:PM and other products, directly to its customers in North America and through a network of independent distributors internationally.

Tangram spent $5.3 million for product development in 1998, compared to $5.0 million in 1997 and $3.4 million in 1996.

Because of its complexity, Asset Insight has a relatively long sales cycle. Effective management of the sales process is critical to Tangram's future success. In the broader market for asset management products and services, competition is intense, and many of Tangram's actual and potential competitors have substantially greater resources than Tangram and offer integrated products providing broader asset management solutions. At March 22, 1999, Safeguard owns 57% of Tangram's fully diluted stock.

Other Segment Information

Export sales in each segment for the three year period ended December 31, 1998 were less than 5% of the segment's total sales in each of those years. Backlog is not considered to be a meaningful indication of future business prospects for any of the Company's operating segments.

OTHER INFORMATION

The operations of Safeguard and its partnership companies are subject to environmental laws and regulations. Safeguard does not believe that expenditures relating to those laws and regulations will have a material adverse effect on the business, financial condition or results of operations of Safeguard.

EMPLOYEES

At December 31, 1998, Safeguard and its consolidated subsidiaries have approximately 5,120 employees, of which approximately 94% are employed by CompuCom. Safeguard believes relations with employees are good.

RISK FACTORS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report describing the plans, goals, strategies, intentions, and expectations of Safeguard or its partnership companies or anticipated events, constitute what are sometimes termed forward-looking statements. The following important factors could cause actual results to differ materially from those in such forward-looking statements.

Competition to invest in or acquire successful emerging information technology companies is substantial. The information technology industry is highly competitive, characterized by rapid product development cycles, frequent price reductions, and early product obsolescence, and is generally dominated by companies with greater resources than Safeguard and its partnership companies. In addition, there is an overall scarcity of available employees with information technology skills, which could lead to increased costs of operations and restrict internal growth.

Certain of Safeguard's partnership companies offer complex products or services which have lengthy sales cycles, which makes sales forecasts difficult to make, and can lead to substantial fluctuations in quarterly operating results.

Emerging technology companies often encounter obstacles and delays in developing products, service offerings, and markets. If Safeguard's private partnership companies encounter more delays and obstacles than anticipated, Safeguard's ability to complete rights offerings when planned could be delayed.

Safeguard is dependent on the market for information technology companies in general and for initial public offerings of those companies in particular. If such markets were to become weak for an extended period of time, Safeguard's ability to complete rights offerings when planned, and Safeguard's ability to generate gains from sales of securities, could be materially adversely affected. In addition, Safeguard's ability to borrow under its revolving credit facilities could be adversely affected as availability under these facilities is determined by the value of the publicly traded securities pledged by Safeguard as collateral. The market for securities of Internet-related companies is extremely volatile, and Safeguard's participation in Internet-related companies could cause Safeguard's stock to become more volatile.

The impact that the Year 2000 issue will have on the information technology industry over the next few years is a material uncertainty. Businesses and government agencies which are clients of Safeguard's partnership companies could reallocate part or all of their information systems budgets to address the Year 2000 issue, which could materially reduce the demand for the products and services of Safeguard's partnership companies. In addition, Safeguard's and its partnership companies' business operations could be materially adversely affected if they do not timely complete any required remediation efforts or if their vendors, business partners, or customers do not timely complete remediation of any systems on which Safeguard or its partnership companies rely. See also Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." In general, there is likely to be an extraordinary amount of litigation regarding the Year 2000 issue over the next several years and information technology providers could be attractive targets for such litigation. This litigation could have a material adverse impact on Safeguard's and its partnership companies' operations and financial conditions.

ITEM 1(d). FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
           EXPORT SALES

Safeguard does not believe that foreign or geographic area sales are material or significant to an understanding of its business and operations during the three-year period ended December 31, 1998. Where appropriate, information concerning export sales of Safeguard's partnership companies is discussed in
Item 1(c) "Narrative Description of Business."

ITEM 1(e). EXECUTIVE OFFICERS

Information about Safeguard's executive officers can be found in Part III of this report under "Item 10. Directors and Executive Officers of Registrant."

ITEM 2.    PROPERTIES

Safeguard owns the office park in which its corporate headquarters and administrative offices are located in Wayne, Pennsylvania. The headquarters building is subject to a $3.6 million mortgage bearing interest at 9.75%, which amortizes over a 30 year term and is callable by the lender at any time beginning in 2002. The principal properties of CompuCom and Tangram consisted of the following as of March 22, 1999:

OPERATING SEGMENT/LOCATION             TYPE OF FACILITY            LEASE EXPIRES

COMPUCOM

         Dallas, TX                    Corporate/Operations           *
         Paulsboro, NJ                 Distribution Center            2001(1)
         Stockton, CA                  Distribution Center            1999
         Houston, TX                   Compaq co-location             2000 (2)
                                         facility
TANGRAM

         Cary, NC                      Office/Distribution            2004

(*)   Owned facility.
(1)   CompuCom has a cancellation option exercisable at any time after August
      1999.
(2)   Terminable by either party on 60 days notice.

CompuCom expects to complete a sale-leaseback transaction on its corporate and operations facility in the first quarter of 1999.

In the opinion of management, the properties are in good condition and repair and are adequate for the particular operations for which they are used. CompuCom's corporate/operations facility in Dallas contains 250,000 square feet of office space in two buildings on 20 acres. The other facilities of the company generally are capable of supporting increased activity without any significant capital expenditures.

ITEM 3.  LEGAL PROCEEDINGS

Safeguard and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Safeguard's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Safeguard incorporates by reference the information contained under the caption "Common Stock Data" on page 56 of its Annual Report to Stockholders for the year ended December 31, 1998 which page is filed as part of Exhibit 13 hereto.

ITEM 6.  SELECTED FINANCIAL DATA

Safeguard incorporates by reference the information contained under this caption on page 33 of its Annual Report to Stockholders for the year ended December 31, 1998 which page is filed as part of Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safeguard incorporates by reference the information contained under this caption on pages 33 through 39 of its Annual Report to Stockholders for the year ended December 31, 1998 which pages are filed as part of Exhibit 13 hereto.

For the month of February 1999, CompuCom was out of compliance with one covenant ratio of its existing receivables securitization facility. CompuCom does not expect this violation to negatively impact negotiations relative to the replacement securitization facility or to negatively impact its liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Safeguard is exposed to equity price risks on its securities in publicly traded partnership companies, most of which we acquired as private companies and took public through rights offerings. These securities are generally in companies in the information technology industry sector. Many of the companies are considered small capitalization stocks. As of December 31, 1998, we had not attempted to reduce or eliminate our market exposure on these securities. A 20% decrease in equity prices would result in an approximate $113 million decrease in the fair value of our investments accounted for on the equity method or classified as available-for-sale at the end of 1998. Approximately $190 million of the value of these equity securities at the end of 1998 consisted of our holdings in Cambridge. A 20% decrease in equity prices at the end of 1998 would result in an approximate $29 million decrease in the fair value of our holdings in Tellabs, which we acquired in the merger of Coherent into Tellabs. Our Tellabs shares are classified as trading securities. Fluctuations in the market price of trading securities are included in net earnings. In late March 1999, the Company completed a hedging transaction to partially protect against possible declines in the price of a portion of its Tellabs holdings.

Availability under Safeguard's bank credit facilities is determined by the market value of the publicly traded partnership companies pledged as collateral. At December 31, 1998, our ability to borrow would not be impacted unless equity prices decreased more than 25%. A price decrease of 50% would reduce the availability on our $200 million bank credit facilities by approximately $33 million. At December 31, 1998, $88.1 million was outstanding under the $200 million bank revolving credit facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Safeguard incorporates by reference the information on pages 40 through 56 of its Annual Report to Stockholders for the year ended December 31, 1998 which pages are filed as part of Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS:

The following persons were executive officers of the Registrant at March 22, 1999:

                                  OFFICER
NAME                        AGE   SINCE    POSITION
----                        ---   -------  --------

Warren V. Musser            72    1953     Chairman of the Board and
                                           Chief Executive Officer
Harry Wallaesa (1)          48    1999     President and Chief Operating Officer
Edward R. Anderson (2)      52    1994     President and Chief Executive
                                           Officer, CompuCom Systems
Jerry L. Johnson (3)        51    1995     Executive Vice President
Thomas C. Lynch (4)         56    1995     Executive Vice President and Chief
                                           Operating Officer, CompuCom Systems
Michael W. Miles (5)        41    1992     Senior Vice President and Chief
                                           Financial Officer
James A. Ounsworth(6)       56    1991     Senior Vice President, General
                                           Counsel and Secretary
Stephen J. Andriole (7)     49    1997     Senior Technology Officer

(1) Mr. Wallaesa became President and Chief Operating Officer of Safeguard in March 1999. Before joining Safeguard, Mr. Wallaesa served as President and Chief Executive Officer of aligne incorporated, a strategic technology management consulting firm which he co-founded in 1996. From 1985 through 1995, Mr. Wallaesa was the Chief Information Officer and Vice President of management information systems at Campbell Soup Company, a global manufacturer and marketer of high quality, branded convenience food products.

(2) Mr. Anderson has served as President and Chief Executive Officer of CompuCom Systems, Inc., a subsidiary of Safeguard, since January 1994 and served as Chief Operating Officer from August 1993 through December 1993. Prior to joining CompuCom, Mr. Anderson served from May 1988 to July 1993 as President and Chief Operating Officer of Computerland Corporation (now known as Vanstar), a computer reseller.

(3) Mr. Johnson was promoted to Executive Vice President in March 1999. He served as Senior Vice President from September 1995 until March 1999. Prior to joining Safeguard, Mr. Johnson served at US West, a Regional Bell Operating Company, from 1985 through 1995, most recently as Vice President of Network Technology Services.

(4) Mr. Lynch joined CompuCom in October 1998. Prior to that time, Mr. Lynch was Senior Vice President of Safeguard from 1995 through 1998. In 1995 Mr. Lynch retired from the U.S. Navy as an Admiral after 31 years, including serving as Superintendent of the U.S. Naval Academy from 1991 through 1994 and the Director of the Navy Staff 1994 through 1995.

(5) Mr. Miles was promoted to Senior Vice President in January 1998. He has served as Vice President and Chief Financial Officer since January 1997 and has been with Safeguard since 1984 in various financial positions, including Vice President and Corporate Controller.

(6) Mr. Ounsworth was promoted to Senior Vice President in November 1995. He has served as Vice President, Secretary and General Counsel since December 1991. Prior to joining Safeguard, Mr. Ounsworth was a partner in the Philadelphia law firm of Pepper, Hamilton & Scheetz, and before that he was a nuclear engineer in the U.S. Navy.

(7) Dr. Andriole joined Safeguard in the Fall of 1997 from CIGNA Corporation, where he was Senior Vice President for Technology Strategy & Chief Technology Officer from 1995 to 1997. From 1990 to 1995, he was a Professor of Information Systems & Computer & Electrical Engineering at Drexel University. During the 1970s, Dr. Andriole was Director of Cybernetics Technology at the Defense Advanced Research Projects Agency
      (ARPA), the agency that developed much of the infrastructure for the Internet.

DIRECTORS:

Safeguard incorporates by reference the information contained under the caption "Election of Directors" in its definitive Proxy Statement relative to its May 20, 1999 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K:

Safeguard incorporates by reference the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in its definitive Proxy Statement relative to its May 20, 1999 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

Safeguard incorporates by reference the information contained under the captions "Board of Directors' --Additional Information" and "Executive Compensation and Other Arrangements" in its definitive Proxy Statement relative to its May 20, 1999 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Safeguard incorporates by reference the information contained under the caption "Stock Ownership of Directors and Officers" in its definitive Proxy Statement relative to its May 20,

1999 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Safeguard incorporates by reference the information contained under the caption "Relationships and Related Transactions with Management and Others" in its definitive Proxy Statement relative to its May 20, 1999 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following Financial Statements and Schedules are filed as part of this report:

Consolidated Financial Statements Balance Sheets - December 31, 1998 and 1997
      Operations - years ended December 31, 1998, 1997, and 1996
      Cash Flows - years ended December 31, 1998, 1997, and 1996 Stockholders' Equity - years ended December 31, 1998, 1997, and 1996 Comprehensive Income - years ended December 31, 1998, 1997, and 1996 Notes to Consolidated Financial Statements Independent Auditors' Report Statement of Management's Financial Responsibility
      Quarterly Financial Data

Financial Statement Schedules
      Independent Auditors' Report
      Schedule I  -  Condensed Consolidated Financial Information of Registrant
      Schedule II  -  Valuation and Qualifying Accounts

(b)   Reports on Form 8-K

None.

(c)   Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

EXHIBIT NO.  EXHIBIT
-----------  -------

3.1          Amended and Restated Articles of Incorporation of Safeguard
             (20)(Exhibit 3.1)

3.2          By-laws of Safeguard, as amended (6)(Exhibit 3.2)

4.1**        1990 Stock Option Plan, as amended (20)(Exhibit 4.3)

4.2**        Stock Option Plan for Non-Employee Directors (11) (Exhibit 4.8)

4.3**        Safeguard Scientifics, Inc. Amended and Restated Stock Savings Plan
             (14) (Exhibit 4.9)

4.4**        First Amendment to Safeguard Scientifics, Inc. Stock Savings Plan
             (20)(Exhibit 4.6)

4.5**        Safeguard Scientifics, Inc. Stock Savings Plan Trust Agreement
             (5)(Exhibit 4.2)

4.6          Trust Indenture Agreement dated February 1, 1996 (17) (Exhibit
             10.34)

4.7 Purchase Agreement dated February 1, 1996 between Safeguard Scientifics, Inc. and JP Morgan Securities, Inc. (17) (Exhibit 10.35)

10.1**       Safeguard Scientifics Money Purchase Pension Plan (6)(Exhibit 10.3)

10.2** First Amendment to Safeguard Scientifics Money Purchase Pension Plan (11) (Exhibit 10.2)

10.3** Second Amendment to Safeguard Scientifics Money Purchase Pension Plan (14) (Exhibit 10.3)

10.4** Third Amendment to Safeguard Scientifics Money Purchase Pension Plan (17) (Exhibit 10.4)

10.5**       Safeguard Scientifics Money Purchase Pension Plan Trust Agreement
             (6)(Exhibit 10.4)

10.6**       Safeguard Management Incentive Compensation Plan (7)(Exhibit 10.3)

10.7** Safeguard Scientifics, Inc. Long Term Incentive Plan, as amended and restated effective June 15, 1994 (14) (Exhibit 10.6)

10.8**       Safeguard Scientifics, Inc. Deferred Compensation Plan (2)(Exhibit
             10.12)

10.9** Form of Promissory Notes dated February 12, 1997 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants (20)(Exhibit 10.11)

10.10**      Form of Amendment to Promissory Notes dated      , 1999 *

10.11 Asset Acquisition Agreement dated April 15, 1997 for the sale of certain assets of Premier Solutions Ltd. to a subsidiary of Sungard Data Systems Inc. (exhibits omitted) (21)(Exhibit 10.1)

10.12 Stock Exchange Agreement dated as of February 26, 1999 among Safeguard Scientifics, Inc., aligne Incorporated, and the shareholders of aligne Incorporated (exhibits and schedules omitted)*

10.13 Amended and Restated Credit Agreement, dated April 17, 1998, among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Safeguard Delaware, Inc. and PNC Bank, N.A. (exhibits omitted)(25)(Exhibit 10.1)

10.14 Amended and Restated Master Security and Administration Agreement, dated as of September 25, 1996, among CompuCom Systems, Inc., NationsBank of Texas, N.A., CSI Funding, Inc. and Enterprise Funding Corporation (exhibits omitted) (19) (Exhibit 10.3)

10.15 Amendment No. 1 dated December 5, 1996 to Amended and Restated Master Security Agreement among CompuCom Systems, Inc., NationsBank of Texas, CSI Funding, Inc. and Enterprise Funding Corporation
             (20)(exhibit 10.16)

10.16 Amended and Restated Credit Agreement, dated as of November 3, 1997, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits and schedules omitted) (24)(Exhibit 10.27)

10.17 Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 26, 1998, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits omitted)(26)(Exhibit 10.2)

10.18 Amended and Restated Receivables Purchase Agreement, dated as of November 3, 1997, between CompuCom Systems, Inc. and CSI Funding, Inc. (exhibits omitted) (24)(Exhibit 10.28)

10.19 Amended and Restated Transfer and Administration Agreement, dated as of November 3, 1997, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) (24)(Exhibit 10.29)

10.20** Executive Employment Agreement dated October 24, 1997 between Edward Anderson and CompuCom Systems, Inc. (24)(Exhibit 10.32)

10.21** Employment Agreement Amendment dated February 19, 1999 between Edward Anderson and CompuCom Systems, Inc.*

10.22** Promissory Note dated February 12, 1997 from Edward Anderson to CompuCom Systems, Inc. (20)(Exhibit 10.22)

10.23** First Amendment to Term Note dated February 19, 1999 from Edward Anderson to CompuCom Systems, Inc.*

10.24** Pledge Agreement dated August 31, 1994 between Edward Anderson and CompuCom Systems, Inc. (14) (Exhibit 10.27)

10.25** Term Note dated October 22, 1998 from Edward Anderson to CompuCom Systems, Inc.*

10.26** Pledge Agreement dated October 22, 1998 from Edward Anderson to CompuCom Systems, Inc.*

10.27** Stock Option Grant Agreement between CompuCom Systems, Inc. and Thomas C. Lynch, dated as of October 22, 1998 (27)(Exhibit 10.4)

10.28** Term Note dated December 23, 1998 from Thomas Lynch to CompuCom Systems, Inc.*

10.29** Pledge Agreement dated December 23, 1998 from Thomas Lynch to CompuCom Systems, Inc.*

10.30** Term Note dated December 23, 1998 from Thomas Lynch to Safeguard Scientifics, Inc.*

10.31** Security Agreement dated December 23, 1998 between Thomas Lynch and Safeguard Scientifics, Inc.*

10.32** Note Agreement dated October 6, 1998, between Safeguard Delaware, Inc. and Donald R. Caldwell (27)(Exhibit 10.3)

11 Computation of Per Share Earnings * (included in Note 7 to the Consolidated Financial Statements on page 50 of Safeguard's Annual Report to Stockholders for year ended December 31, 1998, which page is filed as part of Exhibit 13 hereto)

13 Pages 33 to 56 of Annual Report to Stockholders for year ended December 31, 1998 *

21           List of Subsidiaries*

23.1         Consent of KPMG LLP, independent auditors*

23.2 Consent and Report of PricewaterhouseCoopers LLP, independent auditors*

23.3 Consent and Report of PricewaterhouseCoopers LLP, independent auditors*

23.4 Consent and Report of PricewaterhouseCoopers LLP, independent auditors*

23.5         Consent and Report of Arthur Andersen LLP, independent auditors*

23.6         Consent and Report of Deloitte & Touche LLP, independent auditors*

27           Financial Data Schedule for the year ended December 31, 1998*
----------
*     Filed herewith.
** These exhibits relate to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.

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

(24) Filed March 31, 1998 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.

(25) Filed on May 15, 1998 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.

(26) Filed August 14, 1998 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.

(27) Filed November 16, 1998 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.

(d)   Financial Statement Schedules

Independent Auditors' Report

The Board of Directors and Shareholders
Safeguard Scientifics, Inc.:

Under date of February 8, 1999, we reported on the consolidated balance sheets of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows, shareholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 8, 1999

                           Safeguard Scientifics, Inc.
                                   Schedule I
                      Condensed Consolidated Balance Sheets
                           December 31, 1998 and 1997
                                 (in thousands)

Assets

                                                            1998         1997
                                                         ---------    ---------
Current Assets
  Cash and cash equivalents                              $   1,486    $     680
  Short-term investments                                   143,103           --
  Notes and other receivables                               27,783        6,157
  Other current assets                                       1,497        4,873
                                                         ---------    ---------
    Total current assets                                   173,869       11,710

Property, Plant and Equipment, Net                          24,455       13,142

Other Assets
  Investments in unconsolidated subsidiaries and
    affiliates                                             413,596      310,877
  Notes and other receivables                               22,069       21,669
  Other                                                      3,306        2,756
                                                         ---------    ---------
    Total other assets                                     438,971      335,302
                                                         =========    =========
Total Assets                                             $ 637,295    $ 360,154
                                                         =========    =========

Liabilities and Shareholders' Equity

                                                            1998         1997
                                                         ---------    ---------

Current Liabilities
  Current debt obligations                               $     866    $     333
  Accounts payable                                             383          888
  Accrued expenses                                          79,575       17,304
                                                         ---------    ---------
    Total current liabilities                               80,824       18,525

Long-Term Debt                                             123,115       29,689

Deferred Taxes                                              17,902       12,846
Other Liabilities                                            1,250        1,143

Convertible Subordinated Notes                              71,345       90,881

Shareholders' Equity
  Common stock                                               3,280        3,280
  Additional paid-in capital                                62,470       49,952
  Retained earnings                                        261,594      151,471
  Accumulated other comprehensive income                    37,294       15,706
  Treasury stock, at cost                                  (21,779)     (13,339)
                                                         ---------    ---------
    Total shareholders' equity                             342,859      207,070
                                                         =========    =========
Total Liabilities and Shareholders' Equity               $ 637,295    $ 360,154
                                                         =========    =========

See notes to condensed consolidated financial statements.

                           Safeguard Scientifics, Inc.
                                   Schedule I
                 Condensed Consolidated Statements of Operations
                  Years Ended December 31, 1998, 1997, and 1996
                     (in thousands except per share amounts)

                                                    1998      1997       1996
                                                  --------  --------   --------

Revenues
  Net sales                                       $     --  $ 15,982   $ 30,286
  Securities and other gains, net                  193,665    24,025     26,011
  Other income                                      15,888    14,223     10,273
                                                  --------  --------   --------
    Total revenues                                 209,553    54,230     66,570

Costs and Expenses
  Cost of sales                                         --    10,908     19,223
  Selling, general, and administrative              24,425    25,162     22,712
  Depreciation and amortization                      1,443     2,169      3,818
  Interest                                          10,706     7,150      8,623
  Equity in loss (income) of unconsolidated
    subsidiaries and affiliates, net of taxes        1,846   (14,873)   (12,345)
                                                  --------  --------   --------
    Total costs and expenses                        38,420    30,516     42,031
                                                  --------  --------   --------

Earnings Before Taxes on Income                    171,133    23,714     24,539

  Provision for taxes on income                     61,010     2,213      4,612
                                                  --------  --------   --------

Net Earnings                                      $110,123  $ 21,501   $ 19,927
                                                  ========  ========   ========

Earnings Per Share
  Basic                                           $   3.46  $    .69   $    .67
  Diluted                                         $   3.22  $    .66   $    .61

Average Common Shares Outstanding
  Basic                                             31,833    31,249     29,900
  Diluted                                           34,914    31,996     31,348

See notes to condensed consolidated financial statements.

                           Safeguard Scientifics, Inc.
                                   Schedule I
                 Condensed Consolidated Statements of Cash Flows
                  Years Ended December 31, 1998, 1997, and 1996
                                 (in thousands)

                                                                 1998       1997        1996
                                                              ---------   --------   ---------
Operating Activities
  Net earnings                                                $ 110,123   $ 21,501   $  19,927
  Adjustments to reconcile net earnings to cash
    provided (used) by operating activities
    Depreciation and amortization                                 1,443      2,169       3,818
    Deferred income taxes                                        41,447     (2,313)        109
    Equity in loss (income) of unconsolidated
      subsidiaries and affiliates, net of taxes                   1,846    (14,873)    (12,345)
    Securities and other gains, net                            (193,665)   (24,025)    (26,011)

Cash provided (used) by changes in working capital items
    Receivables                                                 (17,408)     3,349      (5,746)
    Accounts payable, accrued expenses, and other                32,311      2,638       5,624
                                                              ---------   --------   ---------
Cash (used) by operating activities                             (23,903)   (11,554)    (14,624)
    Proceeds from securities and other gains, net                93,207     67,294      41,982
                                                              ---------   --------   ---------

Cash provided by operating activities and securities
  and other gains, net                                           69,304     55,740      27,358

Other Investing Activities
  Investments and notes acquired, net                          (137,495)   (80,518)    (64,110)
  Capital expenditures                                           (3,142)    (7,871)     (5,985)
  Other, net                                                         --      3,408      (5,592)
                                                              ---------   --------   ---------
  Cash (used) by other investing activities                    (140,637)   (84,981)    (75,687)

Financing Activities
  Net borrowings (repayments) on revolving credit facilities     85,907     22,200     (63,425)
  Net borrowings on term debt                                       769      3,371         455
  Issuance of Convertible Subordinated Notes, net                    --         --     112,109
  Repurchase of company common stock                            (18,672)    (9,488)         --
  Issuance of company common stock                                4,135      5,819       5,210
                                                              ---------   --------   ---------
  Cash provided by financing activities                          72,139     21,902      54,349
                                                              ---------   --------   ---------

Increase (Decrease) in Cash and Cash Equivalents                    806     (7,339)      6,020
Cash and cash equivalents - beginning of year                       680      8,019       1,999
                                                              ---------   --------   ---------
Cash and Cash Equivalents - End of Year                       $   1,486   $    680   $   8,019
                                                              =========   ========   =========

See notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The Condensed Consolidated (also referred to as "Parent Company") Financial Statements include the accounts of Safeguard Scientifics, Inc. (the Company) and its wholly owned subsidiaries. These statements differ from the Consolidated Financial Statements presented in the Company's Annual Report to Shareholders by not consolidating the Company's less than wholly owned subsidiaries, primarily CompuCom and Tangram, and instead treating these companies as if they were accounted for on the equity method.

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

NOTE 2 - DEBT

                                                               1998      1997
                                                            ---------  --------
                                                               (in thousands)

Revolving credit facilities                                 $ 108,107  $ 22,200
Mortgage note, 9.75%, payable monthly through 2002              3,420     3,456
Mortgage notes, 6.1% to 7.8%, payable monthly through 2017      4,954     4,045
Mortgage note, 7.75%, payable monthly through 2021              6,239
Other                                                           1,261       321
                                                            ---------  --------
Total debt                                                    123,981    30,022
Current debt obligations                                         (866)     (333)
                                                            ---------  --------
Long-term debt                                              $ 123,115  $ 29,689
                                                            =========  ========

Aggregate maturities of long-term debt during future years are as follows (in millions): $0.9 - 1999; $0.7 - 2000; $0.7 - 2001; $108.9 - 2002; $1.2 - 2003;
and $11.6 - thereafter.

Interest paid in 1998, 1997, and 1996 was $11.5 million, $6.9 million, and $6.3 million, respectively, of which $4.9 million, $5.8 million, and $3.4 million in 1998, 1997, and 1996, respectively, related to the Company's Convertible Subordinated Notes, and $1.1 million in 1996 related to commercial real estate debt.

                  Safeguard Scientifics, Inc. and Subsidiaries
                                   Schedule II
                        Valuation and Qualifying Accounts
                                 (in thousands)

                                     Balance   Additions
                                    Beginning  Charged to                               Balance
DESCRIPTION                          of Year   Operations  Deductions      Other      End of Year
-----------                          -------   ----------  ----------      -----      -----------
                                                               (1)

Allowance for doubtful accounts

   Year ended December 31, 1996       $ 2,644   $  1,472    $    995   $    (33) (2)   $  3,088

   Year ended December 31, 1997       $ 3,088   $  2,183    $  1,829   $   (570) (3)   $  2,872

   Year ended December 31, 1998       $ 2,872   $  3,049    $  1,350   $    198  (4)   $  4,769


Inventory reserves

   Year ended December 31, 1996       $ 9,524   $ 15,529    $ 16,119                   $  8,934

   Year ended December 31, 1997       $ 8,934   $ 14,844    $ 13,854                   $  9,924

   Year ended December 31, 1998       $ 9,924   $ 14,204    $ 16,326                   $  7,802

Investment reserves

   Year ended December 31, 1996       $ 6,956   $  4,461    $  6,132   $    802        $  6,087

   Year ended December 31, 1997       $ 6,087   $  9,032    $  6,701   $    468        $  8,886

   Year ended December 31, 1998       $ 8,886   $ 31,773    $  2,666                   $ 37,993


Restructuring

   Year ended December 31, 1998       $     -   $ 16,437    $      -   $ (2,349) (5)   $ 14,088

(1)   Net write-offs.

(2) Sale of the Phoenix location of Pioneer Metal Finishing and the Commercial Real Estate operations.

(3)   Sale of Pioneer Metal Finishing and Premier Solutions Ltd.

(4)   Acquisition of Dataflex.

(5)   Payments against restructuring reserve.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 1999                          SAFEGUARD SCIENTIFICS, INC.


                                       By:  /s/ Warren V. Musser
                                            ------------------------------------
                                            Warren V. Musser, Chairman and Chief
                                            Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 26, 1999                       /s/ Warren V. Musser
                                            ------------------------------------
                                            Warren V. Musser,
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


Dated: March 26, 1999                       /s/ Michael W. Miles
                                            ------------------------------------
                                            Michael W. Miles,
                                            Senior Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)


Dated: March 26, 1999                       /s/ Judith Areen
                                            ------------------------------------
                                            Judith Areen, Director


Dated: March 26, 1999                       /s/ Vincent G. Bell, Jr.
                                            ------------------------------------
                                            Vincent G. Bell, Jr., Director


Dated: March 26, 1999
                                            ------------------------------------
                                            Michael Emmi, Director


Dated: March 26, 1999                       /s/ Robert A. Fox
                                            ------------------------------------
                                            Robert A. Fox, Director


Dated: March 26, 1999                       /s/ Delbert W. Johnson
                                            ------------------------------------
                                            Delbert W. Johnson, Director


Dated: March 26, 1999                       /s/ Robert E. Keith, Jr.
                                            ------------------------------------
                                            Robert E. Keith, Jr., Director


Dated: March 26, 1999                       /s/ Peter Likins
                                            ------------------------------------
                                            Peter Likins, Director

Dated: March 26, 1999                       /s/ Jack L. Messman
                                            ------------------------------------
                                            Jack L. Messman, Director


Dated: March 26, 1999                       /s/ Russell E. Palmer
                                            ------------------------------------
                                            Russell E. Palmer, Director


Dated: March 26, 1999                       /s/ John W. Poduska, Sr.
                                            ------------------------------------
                                            John W. Poduska Sr., Director


Dated: March 26, 1999                       /s/ Heinz Schimmelbusch
                                            ------------------------------------
                                            Heinz Schimmelbusch, Director


Dated: March 26, 1999                       /s/ Hubert J.P. Schoemaker
                                            ------------------------------------
                                            Hubert J. P. Schoemaker, Director


Dated: March 26, 1999                       /s/ Harry Wallaesa
                                            ------------------------------------
                                            Harry Wallaesa, Director

                                  EXHIBIT INDEX

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

EXHIBIT
NO.            EXHIBIT
---            -------

3.1       Amended and Restated Articles of Incorporation of Safeguard
          (20)(Exhibit 3.1)

3.2       By-laws of Safeguard, as amended (6)(Exhibit 3.2)

4.1**     1990 Stock Option Plan, as amended (20)(Exhibit 4.3)

4.2**     Stock Option Plan for Non-Employee Directors (11) (Exhibit 4.8)

4.3**     Safeguard Scientifics, Inc. Amended and Restated Stock Savings Plan
          (14) (Exhibit 4.9)

4.4**     First Amendment to Safeguard Scientifics, Inc. Stock Savings Plan
          (20)(Exhibit 4.6)

4.5**     Safeguard Scientifics, Inc. Stock Savings Plan Trust Agreement
          (5)(Exhibit 4.2)

4.6       Trust Indenture Agreement dated February 1, 1996 (17) (Exhibit 10.34)

4.7 Purchase Agreement dated February 1, 1996 between Safeguard Scientifics, Inc. and JP Morgan Securities, Inc. (17) (Exhibit 10.35)

10.1**    Safeguard Scientifics Money Purchase Pension Plan (6)(Exhibit 10.3)

10.2**    First Amendment to Safeguard Scientifics Money Purchase Pension Plan
          (11) (Exhibit 10.2)

10.3**    Second Amendment to Safeguard Scientifics Money Purchase Pension Plan
          (14) (Exhibit 10.3)

10.4**    Third Amendment to Safeguard Scientifics Money Purchase Pension Plan
          (17) (Exhibit 10.4)

10.5**    Safeguard Scientifics Money Purchase Pension Plan Trust Agreement
          (6)(Exhibit 10.4)

10.6**    Safeguard Management Incentive Compensation Plan (7)(Exhibit 10.3)

10.7** Safeguard Scientifics, Inc. Long Term Incentive Plan, as amended and restated effective June 15, 1994 (14) (Exhibit 10.6)

10.8**    Safeguard Scientifics, Inc. Deferred Compensation Plan (2)(Exhibit
          10.12)

10.9** Form of Promissory Notes dated February 12, 1997 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants (20)(Exhibit 10.11)

10.10**   Form of Amendment to Promissory Notes dated      , 1999 *

10.11 Asset Acquisition Agreement dated April 15, 1997 for the sale of certain assets of Premier Solutions Ltd. to a subsidiary of Sungard Data Systems Inc. (exhibits omitted) (21)(Exhibit 10.1)

10.12 Stock Exchange Agreement dated as of February 26, 1999 among Safeguard Scientifics, Inc., aligne Incorporated, and the shareholders of aligne Incorporated (exhibits and schedules omitted)*

10.13 Amended and Restated Credit Agreement, dated April 17, 1998, among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Safeguard Delaware, Inc. and PNC Bank, N.A. (exhibits omitted)(25)(Exhibit 10.1)

10.14 Amended and Restated Master Security and Administration Agreement, dated as of September 25, 1996, among CompuCom Systems, Inc., NationsBank of Texas, N.A., CSI Funding, Inc. and Enterprise Funding Corporation (exhibits omitted) (19) (Exhibit 10.3)

10.15 Amendment No. 1 dated December 5, 1996 to Amended and Restated Master Security Agreement among CompuCom Systems, Inc., NationsBank of Texas, CSI Funding, Inc. and Enterprise Funding Corporation (20)(exhibit 10.16)

10.16 Amended and Restated Credit Agreement, dated as of November 3, 1997, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits and schedules omitted) (24)(Exhibit 10.27)

10.17 Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 26, 1998, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits omitted)(26)(Exhibit 10.2)

10.18 Amended and Restated Receivables Purchase Agreement, dated as of November 3, 1997, between CompuCom Systems, Inc. and CSI Funding, Inc. (exhibits omitted) (24)(Exhibit 10.28)

10.19 Amended and Restated Transfer and Administration Agreement, dated as of November 3, 1997, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) (24)(Exhibit 10.29)

10.20** Executive Employment Agreement dated October 24, 1997 between Edward Anderson and CompuCom Systems, Inc. (24)(Exhibit 10.32)

10.21** Employment Agreement Amendment dated February 19, 1999 between Edward Anderson and CompuCom Systems, Inc.*

10.22** Promissory Note dated February 12, 1997 from Edward Anderson to CompuCom Systems, Inc. (20)(Exhibit 10.22)

10.23** First Amendment to Term Note dated February 19, 1999 from Edward Anderson to CompuCom Systems, Inc.*

10.24** Pledge Agreement dated August 31, 1994 between Edward Anderson and CompuCom Systems, Inc. (14) (Exhibit 10.27)

10.25** Term Note dated October 22, 1998 from Edward Anderson to CompuCom Systems, Inc.*

10.26** Pledge Agreement dated October 22, 1998 from Edward Anderson to CompuCom Systems, Inc.*

10.27**   Stock Option Grant Agreement between CompuCom Systems, Inc. and Thomas
          C. Lynch, dated as of October 22, 1998 (27)(Exhibit 10.4)

10.28** Term Note dated December 23, 1998 from Thomas Lynch to CompuCom Systems, Inc.*

10.29** Pledge Agreement dated December 23, 1998 from Thomas Lynch to CompuCom Systems, Inc.*

10.30** Term Note dated December 23, 1998 from Thomas Lynch to Safeguard Scientifics, Inc.*

10.31** Security Agreement dated December 23, 1998 between Thomas Lynch and Safeguard Scientifics, Inc.*

10.32** Note Agreement dated October 6, 1998, between Safeguard Delaware, Inc. and Donald R. Caldwell (27)(Exhibit 10.3)

11 Computation of Per Share Earnings * (included in Note 7 to the Consolidated Financial Statements on page 50 of Safeguard's Annual Report to Stockholders for year ended December 31, 1998, which page is filed as part of Exhibit 13 hereto)

13 Pages 33 to 56 of Annual Report to Stockholders for year ended December 31, 1998 *

21        List of Subsidiaries*

23.1      Consent of KPMG LLP, independent auditors*

23.2 Consent and Report of PricewaterhouseCoopers LLP, independent auditors*

23.3 Consent and Report of PricewaterhouseCoopers LLP, independent auditors*

23.4 Consent and Report of PricewaterhouseCoopers LLP, independent auditors*

23.5      Consent and Report of Arthur Andersen LLP, independent auditors*

23.6      Consent and Report of Deloitte & Touche LLP, independent auditors*

27        Financial Data Schedule for the year ended December 31, 1998*

----------
*     Filed herewith.

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

(24) Filed March 31, 1998 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.

(25) Filed on May 15, 1998 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.

(26) Filed August 14, 1998 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.

(27) Filed November 16, 1998 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.