Form 10-Q
period 1999-03-31
SAFEGUARD SCIENTIFICS INC ET AL
filed 1999-05-17
CIK 86115

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended MARCH 31, 1999          Commission File Number   1-5620
                  --------------                                   ------



                           SAFEGUARD SCIENTIFICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       PENNSYLVANIA                              23-1609753
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

                              Yes    X      No
                                   -----        -----

Number of shares outstanding as of             MAY 13, 1999

Common Stock                                   33,108,713

                           SAFEGUARD SCIENTIFICS, INC.
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX


                       PART I - FINANCIAL INFORMATION                           PAGE
                       ------------------------------                           ----
Item 1 - Financial Statements:

       Consolidated Balance Sheets -
       March 31, 1999 (unaudited) and December 31, 1998............................3

       Consolidated Statements of Operations (unaudited) -
       Three Months Ended March 31, 1999 and 1998..................................4

       Consolidated Statements of Cash Flows (unaudited) -
       Three Months Ended March 31, 1999 and 1998..................................5

       Notes to Consolidated Financial Statements..................................6

Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations................14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk...............24


                           PART II - OTHER INFORMATION

Item 5 - Other Information........................................................25

Item 6 - Exhibits and Reports on Form 8-K.........................................25

Signatures........................................................................26


                           SAFEGUARD SCIENTIFICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                      March 31,           December 31,
ASSETS                                                                  1999                  1998
                                                                     -----------          -----------
                                                                     (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                          $    13,808          $     6,257
  Short-term investments                                                 164,924              143,103
  Receivables less allowances                                            235,879              296,093
  Inventories                                                            132,398              138,551
  Other current assets                                                     4,996                5,006
                                                                     -----------          -----------
    Total current assets                                                 552,005              589,010

PROPERTY, PLANT, AND EQUIPMENT, NET                                       58,165               96,840
+
OTHER ASSETS
  Investments                                                            327,856              288,336
  Notes and other receivables                                             18,359               20,182
  Excess of cost over net assets of businesses acquired, net              80,279               65,137
  Other                                                                    9,444                9,185
                                                                     -----------          -----------
    Total other assets                                                   435,938              382,840
                                                                     -----------          -----------
TOTAL ASSETS                                                         $ 1,046,108          $ 1,068,690
                                                                     -----------          -----------
                                                                     -----------          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current debt obligations                                           $       896          $     2,366
  Accounts payable                                                       165,340              161,700
  Accrued expenses                                                       145,009              172,953
                                                                     -----------          -----------
    Total current liabilities                                            311,245              337,019

LONG-TERM DEBT                                                           106,175              205,044

DEFERRED TAXES                                                             5,619               12,562
MINORITY INTEREST                                                         96,883               98,544
OTHER LONG-TERM LIABILITIES                                               78,056                1,317

CONVERTIBLE SUBORDINATED NOTES                                            71,345               71,345

SHAREHOLDERS' EQUITY
  Common stock                                                             3,280                3,280
  Additional paid-in capital                                              69,909               62,470
  Retained earnings                                                      285,742              261,594
  Accumulated other comprehensive income                                  29,469               37,294
  Treasury stock, at cost                                                (11,615)             (21,779)
                                                                     -----------          -----------
    Total shareholders' equity                                           376,785              342,859
                                                                     -----------          -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 1,046,108          $ 1,068,690
                                                                     -----------          -----------
                                                                     -----------          -----------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           SAFEGUARD SCIENTIFICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)


                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                 1999             1998
                                                              ---------         ---------
                                                                      (Unaudited)
REVENUES
  Net Sales
     Product                                                  $ 425,467         $ 379,271
     Service                                                     74,418            62,627
                                                              ---------         ---------
  Total net sales                                               499,885           441,898
  Securities and other gains, net                                51,659             7,852
  Other income                                                    3,751             3,497
                                                              ---------         ---------
      Total revenues                                            555,295           453,247

COSTS AND EXPENSES
  Cost of sales - product                                       388,312           333,420
  Cost of sales - service                                        47,991            41,123
  Selling and service                                            36,497            37,396
  General and administrative                                     27,368            21,195
  Depreciation and amortization                                   5,725             4,273
  Interest and financing                                          7,732             5,803
  Equity in losses (income) of affiliates                         6,470            (1,505)
                                                              ---------         ---------
         Total costs and expenses                               520,095           441,705
                                                              ---------         ---------

EARNINGS BEFORE MINORITY INTEREST AND TAXES ON INCOME            35,200            11,542
    Minority interest                                             1,951            (3,109)
                                                              ---------         ---------

EARNINGS BEFORE TAXES ON INCOME                                  37,151             8,433

    Provision for taxes on income                                13,003             3,373
                                                              ---------         ---------
                                                              ---------         ---------
NET EARNINGS                                                  $  24,148         $   5,060
                                                              ---------         ---------
                                                              ---------         ---------

EARNINGS PER SHARE
       Basic                                                  $     .76         $     .16
       Diluted                                                $     .71         $     .15

AVERAGE COMMON SHARES OUTSTANDING
       Basic                                                     31,751            31,714
       Diluted                                                   34,852            32,403


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           SAFEGUARD SCIENTIFICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                        1999                1998
                                                                      ---------          ---------
                                                                              (Unaudited)
OPERATING ACTIVITIES
Net earnings                                                          $  24,148          $   5,060
Adjustments to reconcile net earnings to cash provided (used)
   by operating activities
       Depreciation and amortization                                      5,725              4,273
       Deferred income taxes                                             (2,109)              (262)
       Equity in losses (income) of affiliates                            6,470             (1,505)
       Securities and other gains, net                                  (51,659)            (7,852)
       Minority interest, net                                            (1,171)             1,865
Cash provided (used) by changes in working capital items
       Receivables                                                       59,564             10,837
       Inventories                                                        6,153            (34,522)
       Accounts payable, accrued expenses, and other                    (40,642)            31,419
                                                                      ---------          ---------
Cash provided by operating activities                                     6,479              9,313
Proceeds from securities and other gains, net                            57,821              8,405
                                                                      ---------          ---------
Cash provided by operating activities and
   securities and other gains, net                                       64,300             17,718

OTHER INVESTING ACTIVITIES
  Investments and notes acquired, net                                   (66,678)           (24,893)
  Business acquisitions, net of cash acquired                                --             (4,023)
  Capital expenditures                                                   (1,801)            (4,746)
  Proceeds from sale of building                                         39,791                 --
  Other, net                                                               (492)              (507)
                                                                      ---------          ---------
Cash used by other investing activities                                 (29,180)           (34,169)

FINANCING ACTIVITIES
  Net borrowings (repayments) on revolving credit facilities            (75,243)            15,675
  Net borrowings (repayments) on term debt                              (25,190)               517
  Proceeds from financial instruments, net                               71,205                 --
  Repurchase of Company common stock                                       (253)              (854)
  Issuance of Company common stock                                        1,329                649
  Issuance of subsidiary common stock                                       583                210
                                                                      ---------          ---------
Cash provided (used) by financing activities                            (27,569)            16,197
                                                                      ---------          ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          7,551               (254)
Cash and Cash Equivalents - beginning of year                             6,257              5,382
                                                                      ---------          ---------
                                                                      ---------          ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                             $  13,808          $   5,128
                                                                      ---------          ---------
                                                                      ---------          ---------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           SAFEGUARD SCIENTIFICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.   GENERAL

     The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The 1998 Form 10-K should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring adjustments) which the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

2.    ACQUISITION

     In February 1999, the Company acquired an 80% fully diluted ownership in aligne, Inc. in exchange for 441,518 shares of the Company's common stock with a market value of approximately $17 million. aligne is a strategic technology management consulting firm whose services include high level and in-depth evaluations of complex sourcing alternatives, IT cost baselining and benchmarking, vendor/customer negotiations, interim CIO services, IT Strategy, and IT process re-engineering. The transaction was accounted for as a purchase and, accordingly, the consolidated financial statements reflect the operations of aligne since the acquisition date. The acquisition resulted in goodwill of approximately $17 million which is being amortized over ten years. One of the principal's of aligne, Inc. was appointed as the Company's new President and Chief Operating Officer.

3.    COMPREHENSIVE INCOME

     Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Excluding net earnings, the Company's source of comprehensive income is from net unrealized appreciation on its investments classified as available-for-sale. The following summarizes the components of comprehensive income (loss), net of income taxes, (in thousands):


                                                               Three months ended March 31,
                                                            ------------------------------------
                                                                  1999                1998
                                                            ---------------    -----------------
      Net Earnings                                              $24,148             $ 5,060
                                                            ---------------    -----------------
       Other Comprehensive Income (Loss), Before Taxes:
            Unrealized holding gains (losses) on
       investments                                               (6,167)             24,850
            Reclassification adjustments                         (5,872)             (1,120)
       Related Tax (Expense) Benefit:
            Unrealized holding gains (losses) on
       investments                                                2,158              (8,449)
            Reclassification adjustments                          2,055                 381
                                                            ---------------    -----------------
       Other Comprehensive Income (Loss)                         (7,826)            (15,662)
                                                            ---------------    -----------------
       Comprehensive Income (Loss)                              $16,322             $20,722
                                                            ---------------    -----------------
                                                            ---------------    -----------------

4.   RECLASSIFICATIONS

     Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

5.   FINANCIAL INSTRUMENTS

     In March 1999, the Company entered into a forward sale contract related to one million shares of its holdings in Tellabs, Inc. The Company pledged one million shares of Tellabs for three years and in return received approximately $71 million of cash. At the end of the term, the Company has the option to deliver cash or Tellabs shares with a value determined by the stock price of Tellabs at maturity. The number of Tellabs shares to be delivered at maturity ranges from 800,000 to one million shares (or the cash value thereof). The proceeds from this transaction were used to pay down a portion of the Company's bank revolving credit facility. The liability related to this transaction is included in "Other Long-Term Liabilities" on the Consolidated Balance Sheets.

6.   INVESTMENTS

     The following summarizes the Company's non-current investments (in thousands). Investments are classified according to the applicable accounting method at March 31, 1999. Market value reflects the price of publicly traded securities at the close of business at the respective date. Unrealized appreciation reflects the net excess of market value over carrying value of publicly traded securities classified as available-for-sale. The table excludes the Company's holdings in Tellabs (classified as "Short-term investments" on the Consolidated Balance Sheets), which has a market value of $165 million at March 31, 1999. In March 1999, the Company entered into a forward sale contract related to one million shares of its holdings in Tellabs. See Note 5.


                                                          March 31, 1999                     December 31, 1998
                                                 ---------------------------------    ---------------------------------
                                                   Carrying            Market           Carrying            Market
                                                     Value             Value              Value             Value
                                                 --------------    ---------------    --------------    ---------------
                                                                      (Unaudited)
     Equity Investees
          Cambridge                                 $  48,722          $133,164          $  35,248           $190,217
          ChromaVision                                 11,571            29,541             11,304             22,419
          OAO                                          16,445            17,970             16,472             16,551
          Sanchez                                      10,543            73,100             10,620             91,965
          USDATA                                        7,001             8,902              7,053              5,545
          Non-public companies                         44,454                               23,784
                                                    ---------                            ---------
                                                      138,736                              104,481

     Diamond                                            3,120            26,004              3,120             21,337
     DocuCorp                                           3,226             6,539              3,226              8,035
     e4L                                                2,035            23,807              2,035             32,299
     First Consulting Group                             8,490             5,851              8,490             11,308
     Other public companies                            10,786            10,786             10,388             11,648
     Unrealized appreciation                           45,330                               57,368
     Non-public companies                             116,133                               99,228
                                                    ---------                            ---------
                                                    ---------                            ---------
                                                     $327,856                             $288,336
                                                    ---------                            ---------
                                                    ---------                            ---------

     In March 1999, the Company purchased one million shares of Cambridge for $12 million.

     The following summarized financial information for investees accounted for on the equity method at March 31, 1999 has been compiled from the unaudited financial statements of the respective investees and reflects certain historical adjustments (in thousands):

     BALANCE SHEETS

                                                                    March 31,         December 31,
                                                                  ---------------    ---------------
                                                                       1999               1998
                                                                  ---------------    ---------------
            Current assets                                          $467,611           $456,511
            Non-current assets                                       222,162            215,489
                                                                  ----------           --------
            Total assets                                            $694,773           $672,000
                                                                  ----------           --------
                                                                  ----------           --------
            Current liabilities                                     $212,586           $211,515
            Non-current liabilities                                   72,231             90,363
            Shareholders' equity                                     409,956            370,122
                                                                  ----------           --------
            Total liabilities and shareholders' equity              $694,773           $672,000
                                                                  ----------           --------
                                                                  ----------           --------

                                                         7

     RESULTS OF OPERATIONS

                                           Three Months Ended March 31,
                                           ----------------------------
                                           1999                  1998
                                           ----                  ----
 NET SALES
    Public companies                      $203,036             $179,497
    Non-public companies:
            MultiGen-Paradigm                3,476                3,393
            QuestOne                         3,900                2,109
            Other                            6,927                5,044
                                          --------             --------
                                          $217,339             $190,043
                                          --------             --------
                                          --------             --------

     The following summarized sales information for selected investments accounted for on the cost method at March 31, 1999, has been compiled from the unaudited financial statements of the respective companies and reflects certain historical adjustments (in thousands):

                                                Three Months Ended March 31,
                                                ----------------------------
                                                 1999                   1998
                                                 ----                   ----
 NET SALES
    Public companies                            $34,894               $27,365
    Non-public companies:
             Intellisource                       37,059                30,362
             Kanbay                               9,372                 7,330
             Pac-West Telecomm                   14,416                10,252
             US Interactive                       6,123                 4,178
             Other                                7,932                 8,345
                                               --------               -------
                                               $109,796               $87,832
                                               --------               -------
                                               --------               -------


7.   DEBT

     The Company has available $200 million under its bank revolving credit facilities. Of the $200 million, $150 million matures in May 2002 and is secured by certain equity securities the Company holds of its publicly traded partnership companies (the Pledged Securities), including CompuCom. The remaining $50 million is unsecured, with availability limited to the lesser of $50 million or 10% of the value of the Pledged Securities. The $50 million facility had an original maturity date of April 1999, which the Company has extended to April 2000. There was $56 million outstanding under the total facility at March 31, 1999.

     During the quarter ended March 31, 1999, CompuCom sold its corporate headquarters building in a sale/leaseback transaction. The proceeds from the sale were used to pay down CompuCom's long-term debt. As part of the transaction, CompuCom entered into a 20-year operating lease on the building.

     In May 1999, CompuCom replaced its credit agreements with a $225 million working capital facility and a $175 million receivables securitization facility. The new $225 million working capital facility bears interest at a rate of LIBOR plus 1.75% and is secured by certain assets of CompuCom, as defined. This facility is fully available subject to a borrowing base and compliance with certain convenants related to, among others, funded debt to EBITDA, the current ratio, and minimum profitability and tangible net worth levels. Terms of the working capital facility limit the amounts available for capital ependitures and dividends. This faciilty matures in May 2002. On the new $175 million receivables securitization, the effective rate is based on a designated commercial paper rate plus an agreed upon spread. This securitization has a term of 3 years, subject to certain convenant compliance CompuCom does not expect its effective interest rate under the new facilities to be materially different from the levels it experienced in 1998.

     The following is a summary of long-term debt (in thousands):

                                                           March 31,        December 31, 1998
                                                             1999
                                                        ----------------    ------------------
                                                          (Unaudited)
      PARENT COMPANY AND OTHER RECOURSE DEBT
      Revolving credit facilities                             $  76,000            $108,107
      Other                                                      15,778              15,874
                                                              ---------            --------
                                                                 91,778             123,981
      SUBSIDIARY DEBT  (NON-RECOURSE TO PARENT)
      CompuCom                                                   15,293              83,429
                                                              ---------            --------
      Total debt                                                107,071             207,410
      Current debt obligations                                     (896)             (2,366)
                                                              ---------            --------
      Long-term debt                                           $106,175            $205,044
                                                              ---------            --------
                                                              ---------            --------

8.   RESTRUCTURING

     During the fourth quarter of 1998, CompuCom recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets as well as employee severance and benefits related to a reduction in workforce. Of the total amount, $2.4 million had been paid through December 31, 1998 and $4.7 was paid in the first quarter of 1999. The following is a summary of the components of the restructuring charge (in thousands):

                                              Restructuring     Accrued at         Accrual at
                                                 Charge      December 31, 1998   March 31, 1999
                                              -------------- ------------------  ---------------
      Lease termination costs                   $  7,259          6,415                3,200

      Employee severance and related benefits      3,804          2,986                1,671

      Disposal of assets, net of estimated
      proceeds                                     3,044          2,907                2,907

      Other                                        2,330          1,780                1,567

                                                --------      --------              --------
      Total                                     $ 16,437      $ 14,088              $  9,345
                                                --------      --------              --------
                                                --------      --------              --------


9.   EARNINGS PER SHARE

     The calculations of Earnings Per Share (EPS) were (in thousands except per share amounts):

                                                Three Months Ended
                                                     March 31,
                                        --------------------------------
                                            1999              1998
                                        ---------       ---------------
                                               (Unaudited)
BASIC EPS
Net earnings                               $ 24,148    $  5,060
                                           --------    --------
                                           --------    --------
Average common shares outstanding            31,751      31,714
                                           --------    --------
                                           --------    --------
Basic EPS                                  $    .76    $    .16
                                           --------    --------
                                           --------    --------
DILUTED EPS
Net earnings                               $ 24,148    $  5,060
Effect of:  Public investees (a)                (54)       (206)
            Dilutive securities (b)             725        --
                                           --------    --------
                                           $ 24,819    $  4,854
                                           --------    --------
                                           --------    --------
Average common shares outstanding            31,751      31,714
Effect of:  Dilutive options                    640         689
            Dilutive securities (b)           2,461          --
                                           --------    --------
Average number of common shares assuming     34,852      32,403
dilution
                                           --------    --------
Diluted EPS                                $    .71    $    .15
                                           --------    --------
                                           --------    --------

     (a) Represents the dilutive effect of public investee common stock equivalents and convertible securities.

     (b) Represents the dilutive effect of the Company's 6% convertible subordinated notes for the three months ended March 31, 1999. For the three months ended March 31, 1998, the convertible subordinated notes were anti-dilutive; and therefore, they do not impact the calculation of diluted EPS in 1998.

10.  PARENT COMPANY FINANCIAL INFORMATION

     Condensed Financial Information is provided to reflect the results of operations and financial position of the "Parent Company", or the Company without the effect of consolidating its less than wholly owned subsidiaries.

     The following summarizes the Parent Company Balance Sheets of Safeguard Scientifics, Inc. and its wholly owned subsidiaries (in thousands). These Parent Company Balance Sheets differ from the Consolidated Balance Sheets due to the exclusion of the assets and liabilities of the Company's less than wholly owned subsidiaries, primarily CompuCom and Tangram, and, at March 31, 1999, aligne, with the carrying values of these companies included in "Investments".

                                                                         March 31,            December 31,
                                                                         1999                  1998
                                                                    -------------------    ------------------
     ASSETS                                                           (Unaudited)
       Short-term investments                                            $164,924               $143,103
       Other current assets                                                21,924                 30,766
       Investments                                                        469,321                413,596
       Other                                                               49,179                 49,830
                                                                         --------               --------
      Total assets                                                       $705,348               $637,295
                                                                         --------               --------
                                                                         --------               --------
     LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities                                              $  77,649              $  80,824
       Long-term debt                                                      90,818                123,115
       Other liabilities                                                   88,751                 19,152
       Convertible subordinated notes                                      71,345                 71,345
       Shareholders' equity                                               376,785                342,859
                                                                         --------               --------
      Total liabilities & shareholders' equity                           $705,348               $637,295
                                                                         --------               --------
                                                                         --------               --------

     The following summarizes the Parent Company's investments in less than wholly owned subsidiaries (in thousands). Market value reflects the price of publicly traded securities at the close of business at the respective date. The table excludes the Company's holdings in Tellabs (classified as "Short-term investments" on the Consolidated Balance Sheets), which has a market value of $165 million at March 31, 1999. In March 1999, the Company entered into a forward sale contract related to one million shares of its holdings in Tellabs. See Note 5.


                                                      March 31, 1999                    December 31, 1998
                                              -------------------------------     -----------------------------
                                                Carrying          Market            Carrying           Market
                                                 Value             Value              Value            Value
                                              -------------    --------------     --------------    -----------
                                                     (Unaudited)

       CompuCom                                   $121,117          $85,721           $121,832         $ 98,538
       Tangram                                       3,782           27,428              3,428           41,795
       Cambridge                                    48,722          133,164             35,248          190,217
       Other public                                118,547          202,500            130,076          221,107
       Other                                       177,153                             123,012
                                                  --------                            --------
                                                  $469,321                            $413,596
                                                  --------                            --------
                                                  --------                            --------

     In March 1999, the Company purchased one million shares of Cambridge for $12 million.

     The following summarizes the Parent Company Statements of Operations of Safeguard Scientifics, Inc. and its wholly owned subsidiaries (in thousands). These Parent Company Statements of Operations differ from the Consolidated Statements of Operations by excluding the revenues and related costs and expenses of the Company's less than wholly owned subsidiaries, primarily CompuCom and Tangram, and for the three months ended March 31, 1999, aligne, with the Company's share of the earnings or losses of these companies reflected in the caption "Equity loss (income)".

                                                              Three Months Ended
                                                                  March 31,
                                                         --------------------------
                                                          1999               1998
                                                         ------             -------
                                                                (Unaudited)

     REVENUES
       Securities and other gains, net                     $51,659            $7,852
       Other income                                          4,023             3,824
                                                           -------            ------
           Total revenues                                   55,682            11,676
     COSTS AND EXPENSES
       Cost of sales and operating expenses                 10,394             7,799
       Equity loss (income)                                  7,441            (3,185)
                                                           -------            ------
           Total costs and expenses                         17,835             4,614
                                                           -------            ------
     EARNINGS BEFORE TAXES ON INCOME                        37,847             7,062
        Provision for taxes on income                       13,699             2,002
                                                           -------            ------
     NET EARNINGS                                          $24,148            $5,060
                                                           -------            ------
                                                           -------            ------

11.   OPERATING SEGMENTS

     The Company's reportable segments consist of CompuCom, Tangram, general corporate operations, and other. CompuCom's operations are defined in two segments - sales of distributed desktop computer products ("product"); and service, which includes configuration, network integration, and technology support ("service"). Tangram's operations include the design, development, sale, and implementation of enterprise-wide asset tracking and software management solutions. General corporate operations consist of identifying, acquiring interests in, and developing partnership companies, most of which are engaged in information technology businesses.

     The following summarizes information related to the Company's segments (in thousands). All significant intersegment activity has been eliminated.

                                                              Three Months Ended
                                                                  March 31,
                                                      -------------- --- --------------
                                                          1999               1998
                                                      --------------     --------------
                                                                  (unaudited)
      NET SALES
          CompuCom
              Product                                     421,292            376,778
              Service                                      72,028             60,974
                                                          -------            -------
                                                          493,320            437,752
          Tangram                                           5,902              4,146
          Other                                               663                 --
                                                          -------            -------
                                                          499,885            441,898
                                                          -------            -------
                                                          -------            -------
      GROSS MARGIN(a)
          CompuCom
              Product                                      33,548             43,880
              Service                                      24,923             20,285
                                                          -------            -------
                                                           58,471             64,165
          Tangram                                           4,761              3,190
          Other                                               350                 --
                                                          -------            -------
                                                           63,582             67,355
                                                          -------            -------
                                                          -------            -------
      OPERATING PROFIT (LOSS)
          CompuCom
              Product                                      (8,777)             7,314
              Service                                       9,292              2,846
                                                          -------            -------
                                                              515             10,160
              Interest and financing, net                  (4,330)            (3,755)
                                                          -------            -------
                                                           (3,815)             6,405
                                                          -------            -------
          Tangram                                             472                 51
                                                          -------            -------
          General Corporate
              Securities and other gains, net              51,659              7,852
              Equity in (losses) income of affiliates      (6,470)             1,505
              Interest and financing, net                  (3,402)            (2,048)
              General corporate expense, net               (3,086)            (1,972)
              Minority interest                             1,951             (3,109)
                                                          -------            -------
                                                           40,652              2,228
                                                          -------            -------
          Other                                              (158)              (251)
                                                          -------            -------
          EARNINGS BEFORE TAXES ON INCOME                  37,151              8,433
                                                          -------            -------
                                                          -------            -------


    (a) Total gross margin reconciles to the consolidated Statements of Operations by subtracting cost of sales from net sales.

12.  BUSINESS COMBINATIONS

     In February 1999, the Company acquired an 80% fully diluted ownership in aligne, Inc. See Note 2. During 1998, CompuCom completed three business combinations for approximately $49 million in cash. In addition, CompuCom assumed liabilities of approximately $95 million. These business combinations were accounted for as purchases and accordingly the consolidated financial statements reflect the operations of the acquired entities since the respective acquisition dates.

     The following unaudited pro forma financial information (in thousands except per share amounts) presents the combined results of operations of the Company as if the acquisitions had occurred as of January 1, 1998, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisitions, and related income tax effects. The pro forma results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented and is not intended to be a projection of future results.

                                     Pro forma
                                Three Months Ended
                                  March 31, 1998
                                ------------------
     Total Revenues                      $574,043
     Net Earnings                          $3,290
     Diluted earnings per share             $0.10


13.  SUBSEQUENT EVENTS

     In April 1999, the Company notified the holders of its Convertible Subordinated Notes (Notes) of its intent to redeem all of the outstanding Notes on June 2, 1999. Each Note will be redeemed at a price of 104% of its principal amount, plus interest accrued from February 1, 1999. Alternatively, each Note is convertible into shares of the Company's common stock at $28.985 per share prior to the redemption date. The Company expects all of the holders to convert the Notes into Common Stock and expects to issue 2.4 million shares as a result of the conversions. From March 31, 1999 to May 13, 1999, $26 million of Notes have been converted into 898,912 shares of the Company's Common Stock. As of May 13, 1999,
     $45 million of Notes remain outstanding.

     As discussed in Note 7, CompuCom entered into new debt arrangements in May 1999.

     On May 11, 1999, CompuCom purchased from ENTEX Information Services, Inc. certain of its Technology Acquisition Services Division (TASD) in a cash transaction. This acquisition was structured as an asset purchase. Under the terms of the agreement, CompuCom will pay approximately
     $135 million for the acquired assets, which consisted primarily of inventory, certain fixed assets, and the Erlanger, Kentucky distribution center. In addition, CompuCom hired approximately 1,000 employees, primarily sales, sales support and distribution personnel previously employed by TASD.

     On April 15, 1999, CompuCom announced the merger of its majority owned subsidiary, ClientLink, Inc., with E-Certify Corporation, an internet security services company. CompuCom retained an ownership position of approximately 20% of the combined company, which will operate under the name E-Certify, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Safeguard Scientifics, Inc. (the Company) develops and operates emerging growth information technology companies. The Company's present emphasis is in eCommerce, enterprise applications, and network infrastructure, all of which are expected to benefit from the growing use of the Internet as a fundamental business tool. The Company operates as a long-term partner, working closely with its partnership companies to provide various operational and management services to build value in preparation for public offerings and beyond. The Company's partnership companies include privately held companies and public companies that together form a community of shared resources. The Company also assists in managing and working with several venture capital funds. The Company's primary goal is to achieve superior returns for its shareholders. It believes this is best accomplished by developing these private partnership companies with a goal of becoming a public company. Safeguard then brings these companies public through rights offerings to Safeguard Shareholders or through traditional initial public offerings with a Directed Share Subscription program to Safeguard Shareholders. These programs give shareholders the opportunity to acquire direct ownership in selected partnership companies at their initial public offering price. Not all of the Company's private holdings are appropriate for this process; therefore, the Company also considers mergers and sales.

The Company approach is to acquire interests in early to mid-stage companies that can become leaders in their respective markets. Prior to 1999, the Company was already active in the Internet through the involvement of over 10 of its partnership companies, including Internet Capital Group. Recognizing the growing importance of the Internet, the Company sponsored the formation of Internet Capital in 1996 to focus exclusively on owning, operating, and managing business-to-business eCommerce companies. At May 13, 1999, the Company owns approximately 23% of Internet Capital's outstanding voting securities.

The Company feels the best way to build future value for its shareholders is to be involved in Internet markets. As the Company acquires interests in more Internet-related companies, it could experience increased volatility in its earnings, as many early stage Internet companies have operating losses. For several years, the Company has had a financial model of exceeding the prior year's quarterly earnings per share (EPS) by $.01. This was essentially accomplished through sales of shares of publicly traded partnership companies. Given the volatility of the technology market, especially Internet-related stocks, the Company will no longer sell shares of publicly traded partnership companies solely to achieve a targeted EPS. As a result, the Company's net earnings could fluctuate significantly from quarter to quarter, depending on when the Company decides to sell those securities. There can be no guarantee that the Company will report net earnings in each period.


EFFECT OF VARIOUS ACCOUNTING METHODS ON THE CONSOLIDATED FINANCIAL STATEMENTS

The net sales and related costs and expenses of a partnership company are included in the Company's consolidated operating results if the Company owns more than 50% of the outstanding voting securities of the partnership company. Participation of shareholders other than the Company in the earnings or losses of a more than 50% owned partnership company is reflected in the caption "Minority interest" in the Consolidated Statements of Operations. Minority interest adjusts consolidated net earnings to reflect only the Company's share of the earnings or losses of the partnership company. CompuCom Systems, Inc. and Tangram Enterprise Solutions, Inc. are consolidated in 1999 and 1998. In February 1999, the Company acquired an 80% fully diluted ownership in aligne, Inc. in exchange for 441,518 shares of the Company's common stock. The transaction was accounted for as a purchase and, accordingly, the consolidated financial statements reflect the operations of aligne since the acquisition date.

Partnership companies in which the Company owns 50% or less of the outstanding voting securities, in which significant influence is exercised, are accounted for on the equity method of accounting. Significant influence is presumed at a 20% ownership level; however, the Company applies the equity method for certain companies in which it owns less than 20% of the voting interest when it exerts significant influence through representation on those companies' Boards of Directors and other means. On the equity method of accounting, a partnership company's revenues and related costs and expenses are not included in the Company's consolidated operating results; however, the Company's share of the earnings or losses of the partnership company is reflected in the caption "Equity in losses (income) of affiliates" in the Consolidated Statements of Operations.

The net effect of a partnership company's results of operations on the Company's net earnings is the same under either consolidation accounting or the equity method of accounting, as only the Company's share of the earnings or losses of a partnership company is included in the Company's net earnings in the Consolidated Statements of Operations.

Partnership companies not consolidated or accounted for on the equity method are accounted for on the cost method of accounting under which the Company's share of the earnings or losses of such companies is not included in the Company's Consolidated Statements of Operations. However, the effect of the change in market value of cost method investments classified as trading securities is reflected in the Company's results of operations each reporting period.

If the Company's ownership in any of the partnership companies changes significantly, the Company's consolidated revenues and related costs and expenses may fluctuate primarily due to the applicable accounting method used for recognizing its participation in the operating results of that company.

As mentioned below in Operations Overview, the Company's consolidated revenues and related costs and expenses are significantly influenced by the results of operations of CompuCom. At March 31, 1999, the Company owns approximately 51% of CompuCom's outstanding common stock and owns preferred stock which gives it 60% of the vote for CompuCom's directors.

CompuCom competes in the computer reseller industry which has been undergoing significant transformation and consolidation. Several of CompuCom's competitors have been growing through acquisitions and others have been acquired. In addition, companies previously engaged in the retail channel have begun to enter the corporate reseller market, heightening the competition.

As a result, while growing internally, CompuCom is also looking to strengthen its market share through acquisitions, including one which was completed in May 1999. If CompuCom were to use its stock for the acquisitions or if some other dilutive event were to occur, the Company's voting interest in CompuCom could decrease below 50%. Under current generally accepted accounting principles, the Company would cease consolidating CompuCom's results and instead would account for its investment in CompuCom on the equity method provided the Company maintained the ability to exercise significant influence over CompuCom's ordinary course of business. The Company's share of CompuCom's earnings on the equity method versus consolidation would differ only to the extent that the Company's ownership of CompuCom changed. However, the presentation of the Consolidated Statements of Operations and Balance Sheets would change dramatically.

Note 10 to the Company's Consolidated Financial Statements summarizes the Parent Company Statements of Operations and Balance Sheets of the Company for the same periods presented in the Consolidated Financial Statements. These statements differ from the Consolidated Financial Statements by excluding the revenues, costs, expenses, assets, and liabilities of the Company's less than wholly owned subsidiaries (primarily CompuCom and Tangram) and instead treating these companies as if they were accounted for on the equity method. The Company's share of the results of operations of less than wholly owned subsidiaries is included in "Equity loss (income)" and the carrying value of these companies is included in "Investments" in the Parent Company Statements of Operations and Balance Sheets, respectively.

Although the Parent Company Statements of Operations and Balance Sheets presented in Note 10 are accurate relative to the Company's historical Consolidated Financial Statements, they are not necessarily indicative of future Parent Company Statements of Operations and Balance Sheets.


OPERATIONS OVERVIEW

The Company's operations have been classified into the following business segments: CompuCom, Tangram, general corporate operations, and other. CompuCom's operations are further defined into two segments-sales of distributed desktop computer products (product) and configuration, network integration, and technology support (service). Tangram's operations include the design, development, sale, and implementation of enterprise-wide asset tracking and software management solutions. General corporate operations consists of developing and operating partnership companies, most of which are engaged in information technology businesses.

Net sales increased 13% to $500 million in 1999 compared to $442 million in 1998 as CompuCom experienced a 12.7% sales increase. The increase at CompuCom was due primarily to a 11.8% product sales increase resulting from the acquisitions of Computer Integration Corporation (CIC) and Dataflex Corporation (the acquisitions) during the second quarter of 1998. CompuCom sold 15% more desktop, laptop, and server units in the first quarter of 1999 compared to the same period in 1998. CompuCom's service sales increased 20% to $69 million in 1999 from $57 million in 1998, which was primarily due to increases in field engineering, which is driven in part by product unit sales volume, and by the acquisitions. CompuCom represented 99% of the Company's total consolidated net sales in 1999.

The Company's overall gross margin was 12.7% in 1999 compared to 15.2% in 1998. The decrease is primarily attributable to reduced product gross margins at CompuCom, which decreased to 8.0% in 1999 compared to 11.6% in 1998. CompuCom attributes this decline to heightened competition from other corporate resellers and direct marketers, and a reduction in manufacturer sponsored incentives. CompuCom expects to continue to experience declining product gross margins in the short term. CompuCom's service gross margin was 34.0% in 1999 compared to 32.2% in 1998. The increase was primarily caused by increased productivity from CompuCom's engineers. CompuCom does not expect to see an improvement in its service gross margins in the short-term.

Securities and other gains in 1999 include a $43.7 million gain resulting from the increase in the market price of Tellabs and a $5.9 million gain on the sales of Tellabs stock. Securities and other gains in 1999 also include the sale of the Company's holdings in Excite and distributions received from the Company's associated venture funds. Securities and other gains in 1998 included the open market sales of a portion of the Company's interest in Cambridge Technology Partners and the sale of shares in the DocuCorp International rights offering to the Company's shareholders. Partially offsetting securities and other gains in these years were charges incurred in the disposition of certain partnership companies, and provisions for other investments and notes. Securities and other gains of varying magnitude have been realized in recent years; prior gains are not necessarily indicative of gains which may be realized in the future.

Equity in losses (income) of affiliates fluctuates with the Company's ownership percentage and the operating results of partnership companies accounted for on the equity method. The change in equity income (loss) for the three months ended March 31, 1999 compared to the same period in 1998 reflects increased operating losses at certain partnership companies and the elimination of the Company's share of earnings of Coherent as a result of the Coherent/Tellabs merger. Additionally, equity in income of affiliates for the three months ended March 31, 1998 included the Company's share of Internet Capital Group's $12.8 million gain on the exchange of Matchlogic shares for shares of Excite. The Company expects certain of its partnership companies to continue to invest in their products and services and to recognize operating losses. Additionally, the Company expects to acquire interests in more Internet-related companies, and many early stage Internet companies have operating losses. As a result, equity losses of affiliates could increase significantly.

In 1999, the Company's public investments accounted for on the equity method include Cambridge, ChromaVision, OAO Technology Solutions (OAOT), Sanchez, and USDATA Corporation.

Cambridge reported revenue for the first quarter of $151.4 million compared to $142.2 million in 1998, and net earnings of $.12 per share (diluted) compared to $.20 per share in the first quarter of 1998. The company also announced a re-alignment to retain and redeploy its employees in its higher growth e-business service segments. Safeguard owns approximately 16% of Cambridge's common stock at March 31, 1999.

During the first quarter of 1999, ChromaVision continued to generate significant clinical data on current applications for the assessment of HER2/neu and micrometastases in cancer, cytomegalovirus in immune compromised patients and Down syndrome. ChromaVision also added two new Automated Cellular Imaging System (ACIS(TM)) applications to its product pipeline for quantification of the HIV virus and a test that could potentially provide an early screen for cancer through routine blood samples. ChromaVision is awaiting clearance of the 510(k) application filed with the U.S. Food and Drug Administration (FDA) in November of 1998 would rapidly accelerate expansion of the spectrum of clinical tests that can be performed on the ACIS(TM) platform. ChromaVision's increased losses primarily resulted from planned increases in its sales and marketing staff and technical personnel to support the commercialization of ACIS(TM). Safeguard owns approximately
26% of ChromaVision's common stock at March 31, 1999.

OAOT revenues increased 55% for the quarter due primarily to the acquisition of OAO Services, Inc. in July 1998. OAOT is transforming its operating model to include enterprise solutions that help to adapt data management to the internet. Managed Services (outsourcing) and Staff Augmentation divisions continued generating profits, which have been reinvested in the development of new IT solutions. These solutions include e-business enablement, enterprise application development and implementation, and healthcare solutions. Management believes that timely investment in web-centric, digital infrastructure solutions will result in improved long-term shareholder value. Safeguard owns approximately 33% of OAOT's common stock at March 31, 1999.

Sanchez announced revenues for the quarter ended March 31, 1999 of $9.7 million, compared to $8.6 million for the same period in 1998. Net earnings for the quarter totaled $493,000 or $.04 per diluted share, compared to $833,000 or $.07 per diluted share for the same period in 1998. Sanchez also announced an acquisition of a data center which will be integrated into its new Internet service strategy. The new service offering, called e-PROFILE.com, is an e-banking platform which enables its bank customers to get online quickly and easily. Safeguard owns approximately 27% of Sanchez's common stock at March 31, 1999.

USDATA announced its second consecutive profitable quarter with net income of $.04 per share, for the quarter ended March 31, 1999, compared to a net loss diluted from continuing operations of $.04 per share, for the same period in 1998. Safeguard owns approximately 26% of USDATA's common stock at March 31, 1999.

Selling and service expenses decreased in absolute dollars and as a percentage of sales in 1999 primarily due to decreased service expenses at CompuCom as a result of CompuCom's efforts to reduce its operating expenses and the restructuring effort completed in late 1998, partially offset by marketing expenses for its eCommerce unit, PCSave, and consulting fees associated with the design and implementation of its new sales model. CompuCom plans to reduce the level of marketing expenses incurred for its eCommerce unit. However, as a result of the recently announced acquisition of Entex's product division, CompuCom plans to incur additional consulting fees during the second quarter of 1999.

General and administrative expenses increased in absolute dollars and as a percentage of sales primarily due to increased expenditures at CompuCom to continue the expansion of its electronic commerce capabilities and increased expenses at the Company to support the growing activities of its partnership companies. CompuCom's general and administrative expenses are reported net of reimbursements by certain manufacturers for specific training, promotional, and marketing programs. These reimbursements offset the expenses incurred by CompuCom.

Depreciation and amortization increased primarily due to increased amortization at CompuCom as a result of the acquisitions completed during the first half of 1998.

Interest and financing expense increased in 1999 compared to 1998 primarily as a result of increased amortization of fees at CompuCom resulting from the early termination of CompuCom's financing arrangements, and increased borrowings by the Company primarily to fund interests in new and existing partnership companies, partially offset by the elimination of interest due to the conversion of $19.5 million of the Company's Convertible Subordinated Notes (Notes) into the Company's Common Stock in 1998.

Minority interest decreased as a result of decreased operating results at CompuCom. Future profitability at CompuCom will depend on its ability to successfully integrate the TASD acquisition into its operations, to effectively manage inventory levels in response to changes in its major suppliers' price protection and return programs, to effectively manage the utilization of service personnel, and to respond to increased competition from its suppliers' direct selling initiatives. It also depends on CompuCom's ability to reduce operating expenses at a pace equal to the decline in margin percentages, competitive pricing, short-term interest rate fluctuations, general economic conditions, employee turnover and possible future litigation, as well as the risks and uncertainties set forth from time to time in CompuCom's other public reports and filings and public statements.

The Company's effective tax rate decreased to 35% in 1999 compared to 40% for 1998 due to the realization of previously unrecorded tax benefits attributable to the difference between the book basis and tax basis of certain of the Company's investments as well as the application of lower tax rates against realized investment gains.

The Company's net earnings increased significantly in 1999 compared to 1998 primarily due to higher securities and other gains related to the Company's holdings in Tellabs, partially offset by decreased earnings at CompuCom and reduced operating results for partnership companies accounted for on the equity method. Securities and other gains of varying magnitude have been realized in recent years. The Company's net earnings could fluctuate significantly from period to period, depending on when the Company decides to sell shares of publicly traded partnership companies. There can be no guarantee that the Company will report net earnings in each period.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically used its bank credit facility and proceeds from sales of publicly traded partnership companies to fund its cash requirements. In addition, in February 1996, the Company issued $115 million of 6% Convertible Subordinated Notes due February 1, 2006. The
Notes are convertible into the Company's Common Stock at $28.985 per share. Through March 1999, approximately $43.7 million of Notes have been converted into 1,506,119 shares of the Company's Common Stock. In April 1999, the Company notified the holders of its Convertible Subordinated Notes (Notes) of its intent to redeem all of the outstanding Notes on June 2, 1999. Each Note will be redeemed at a price of 104% of its principal amount, plus interest accrued from February 1, 1999. Alternatively, each Note is convertible into shares of the Company's common stock at $28.985 per share prior to the redemption date. The Company expects all of the holders to convert the Notes into Common Stock and expects to issue 2.4 million shares as a result of the conversions. From March 31, 1999 to May 13, 1999, $26 million of Notes have been converted into 898,912 shares of the Company's Common Stock. As of May 13, 1999, $45 million of Notes remain outstanding.

The Company has availability under its bank revolving credit facility of $200 million. Of the $200 million, $150 million matures in May 2002 and is secured by certain equity securities the Company holds of its publicly traded partnership companies (the Pledged Securities), including CompuCom. The value of these Pledged Securities exceeds the total availability under the bank revolving credit facility. The remaining $50 million is unsecured, with availability limited to the lesser of $50 million or 10% of the value of the Pledged Securities. The $50 million facility had an original maturity date of April 1999, which the Company has extended to April 2000. There was $56 million outstanding under the total facility at March 31, 1999.

The Company has revolving credit facilities with certain partnership companies whereby the Company may borrow up to $20 million from these partnership companies on a revolving basis at a rate that varies with the Company's effective borrowing rate. At March 31, 1999, $20 million was outstanding under these agreements.

In March 1999, the Company entered into a forward sale contract relating to one million shares of its holdings in Tellabs, Inc. The Company pledged one million shares of Tellabs for three years and in return received approximately $71 million of cash. At the end of the term, the Company has the option to deliver cash or Tellabs shares with a value determined by the stock price of Tellabs at maturity. The number of Tellabs shares to be delivered at maturity ranges from 800,000 to one million shares (or the cash value thereof). The proceeds from this transaction were used to pay down a portion of the Company's bank revolving credit facility.

During the first quarter of 1999, the Company invested approximately $20 million in three new partnership companies and invested approximately $33 million in its existing private partnership companies and associated venture funds. In addition, the Company acquired an interest in aligne, Inc. in exchange for 441,518 shares of the Company's common stock with a market value of approximately $17 million, and purchased approximately $14 million of shares of its publicly traded partnership companies. During the first quarter of 1999, the Company sold a portion of its interests in Tellabs for net proceeds totaling $47 million.

Availability under the Company's revolving credit facilities, proceeds from the sales from time to time of selected publicly traded partnership companies, and other internal sources of cash flow are expected to be sufficient to fund the Company's cash requirements through 1999, including commitments to new or existing partnership companies and general corporate requirements. The Company is contingently obligated for approximately $31 million of guarantee commitments, and has committed capital of approximately $86 million to various partnership companies, venture funds, and private equity partnerships, to be funded over the next several years.

Availability under the Company's bank credit facility is determined by the market value of the publicly traded partnership companies pledged as collateral. If the stock markets experience a significant decline, availability under the credit facilities could be reduced significantly and could have an adverse effect on the Company's ability to borrow under the facilities. In addition, the Company's ability to raise proceeds from sales of publicly traded partnership companies could also be adversely effected. As a result, the Company's ability to acquire interests in new partnership companies and support its existing partnership companies with additional funding could be limited.

CompuCom maintains separate, independent financing arrangements, which are non-recourse to the Company and are secured by certain assets of CompuCom. During recent years, CompuCom has utilized bank financing arrangements and internally generated funds to fund its cash requirements. During the quarter ended March 31, 1999 CompuCom sold its corporate headquarters building in a sale/leaseback transaction. The proceeds from the sale were approximately $40 million, of which $36 million was used to pay down long-term debt. As part of the transaction, CompuCom entered into a 20-year operating lease on the building.

At March 31, 1999, CompuCom's financing arrangements consist of a $165 million working capital facility and a $157 million receivables securitization facility (collectively, the "credit agreements"). At March 31, 1999, approximately $13 million was outstanding under the working capital facility and the receivables securitization facility was fully utilized. In May 1999, CompuCom replaced its credit agreements with a $225 million working capital facility and a $175 million receivables securitization facility. The new $225 million working capital facility bears interest at a rate of LIBOR plus 1.75% and is secured by certain assets of CompuCom, as defined. This facility is fully available subject to a borrowing base and compliance with certain covenants related to, among others, funded debt to EBITDA, the current ratio, and minimum profitability and tangible net worth levels. Terms of the working capital facility limit the amounts available for capital expenditures and dividends. This facility matures in May 2002. On the new $175 million receivables securitization the effective rate is based on a designated commercial paper rate plus an agreed upon spread. This securitization has a term of 3 years, subject to certain covenant compliance. CompuCom does not expect its effective interest rate under the new facilities to be materially different from the levels it experienced in 1998.

CompuCom's liquidity continues to be negatively impacted by the increase in the dollar volume of the rebate programs of its principal suppliers. Under these programs, CompuCom is required to pay a higher initial price for product and claim a rebate to reduce that price. The collection of these rebates can take several months. Due to the increased volume of product sold under these programs, CompuCom's initial price for the product is often higher than the sales price CompuCom can obtain from its customers.
At March 31, 1999, these programs are a major factor in CompuCom's financing needs. At March 31, 1999, CompuCom was owed $62 million under the programs.

On May 11, 1999, CompuCom purchased from ENTEX Information Services, Inc. certain assets of its Technology Acquisition Services Division (TASD) in a cash transaction. Under the terms of the agreement, CompuCom will pay approximately $135 million for the acquired assets. CompuCom will use availability under its working capital facility to fund the acquisition.

Consolidated working capital decreased marginally to $241 million at March 31, 1999 from $252 million at December 31, 1998.

The Company's operations are not capital intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. Capital asset requirements are generally funded through bank credit facilities, internally generated funds or other financing sources. There were no material capital asset purchase commitments at March 31, 1999.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this standard is not expected to materially impact the Company's consolidated results, financial condition or long-term liquidity.


YEAR 2000 READINESS DISCLOSURE

The Company is currently addressing the Year 2000 issue, which results from the fact that many computer programs were previously written using two digits rather than four to define the applicable year. Programs written in this way may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has completed its assessment of its computer information systems. The Company has replaced all computer systems and software which were determined to be non-compliant. These replacements were generally part of the Company's program of regularly upgrading its computer systems, and the Company has not incurred and does not expect to incur any material extraordinary expense to remediate its systems. The Company will perform testing and complete implementation of its computer systems during the second quarter of 1999. The Company has received verification from its vendors that its information systems are Year 2000 ready. If the Company determines that any of its non-information systems are non-compliant and are at risk to not be remedied in time, it will develop a contingency plan.

The Company has engaged in a regular program of surveying its partnership companies regarding their Year 2000 readiness. The Company's most significant consolidated subsidiary, CompuCom, has completed initial assessment of its computer information systems, and plans to complete testing remediation and validation by June 1999. CompuCom completed three business acquisitions during 1998. CompuCom has integrated the operations of those companies, including replacing their major information systems with CompuCom's information systems. CompuCom has surveyed its vendors and suppliers regarding their Year 2000 readiness, and has received confirmation of compliance for 85% of the systems currently in use. For the remaining 15%, if documented complicance is not received, CompuCom's plan is to upgrade, replace, or decommission if necessary during the second quarter of 1999. As a reseller of computer products, CompuCom only passes through to its customers the applicable vendor's warranties; it makes no warranties regarding Year 2000 compliance on any of the products it resells. However, if one of CompuCom's major vendors or suppliers is found to be Year 2000 non-compliant, CompuCom could experience a material adverse effect on its results of operations. CompuCom is currently developing a contingency plan to operate in the event its computer systems or those of its vendors, suppliers, or customers are not Year 2000 compliant. CompuCom currently anticipates that it will spend approximately $1.4 million on Year 2000 compliance, of which approximately $900,000 has been spent through March 31, 1999.

The Company's partnership companies have completed or nearly completed assessing their internal Year 2000 readiness. The partnership companies are in varying stages of remediating and testing their internal systems and assessing Year 2000 readiness of their vendors, business partners, and customers. The partnership companies are also in varying stages of developing contingency plans to operate in the event of a Year 2000 problem. Most of the partnership companies are in the business of providing software products, information technology services, or outsourcing services. Those partnership companies which produce software or products with embedded programming believe that the current version of their products are Year 2000 compliant. Certain partnership companies are continuing to determine the extent to which previously sold software products and services were non-compliant. Some older companies may not be able to assess products sold many years ago. The partnership companies generally have attempted to enter into software license agreements and service agreements with their customers that limit their liability, including for Year 2000 problems. Many of the software companies' customers have maintenance agreements under which the company will upgrade previously sold software to Year 2000 compliant versions. They are generally encouraging their other customers to upgrade older non-compliant versions to new compliant versions. The total cost and time which will be incurred by the partnership companies on the Year 2000 readiness effort cannot presently be determined. There can be no assurance that all necessary work will be completed in time, or that such costs will not materially adversely impact one or more of such partnership companies. In addition, required spending on the Year 2000 effort will cause customers of most of the Company's partnership companies to reallocate at least part of their information systems budgets. Although several partnership companies have offerings which may be useful in such efforts, such reallocations could materially adversely affect the results of operations of many partnership companies.

SAFE HARBOR STATEMENT

Certain statements in this document describing the plans, goals, strategies, intentions, forecasts, and expectations of the Company or its partnership companies constitute what are sometimes termed "forward-looking statements." The following important factors could cause actual results to differ materially from those in such forward-looking statements.

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

Competition to invest in or acquire successful emerging information technology companies is substantial, particularly in the areas the Company is targeting. The Company may not be able to invest in companies in the targeted areas at valuations it considers to be reasonable. The Company is dependent on the financial market for information technology companies in general and for initial public offerings of those companies in particular. The market for Securities of Internet-Related companies in particular is extremely volatile. If those markets become unfavorable for an extended period of time, the Company's ability to complete rights offerings and IPO's of its partnership companies when planned and the Company's ability to generate gains from sales of publicly traded partnership companies could be materially adversely affected. In addition, the Company's ability to borrow under its revolving credit facilities could be adversely affected as availability under these facilities is determined by the value of the publicly traded securities pledged by the Company as collateral. As a result, the Company's ability to acquire interests in new partnership companies and support its existing partnership companies with additional funding could be limited.

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

      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Safeguard is exposed to equity price risks on its securities in publicly traded partnership companies, most of which we acquired as private companies and took public through rights offerings. These securities are generally in companies in the information technology industry sector. Many of the companies are considered small capitalization stocks. Safeguard typically does not attempt to reduce or eliminate its market exposure on securities. A 20% decrease in equity prices would result in an approximate $92 million decrease in the fair value of our publicly traded investments accounted for on the equity method or classified as available-for-sale at March 31, 1999. Approximately $133 million of the value of these equity securities at March 31, 1999 consisted of our holdings in Cambridge. A 20% decrease in equity prices at March 31, 1999 would result in an approximate $33 million decrease in the fair value of our holdings in Tellabs. Our Tellabs shares are classified as trading securities. Fluctuations in the market price of trading securities are included in net earnings. In March 1999, the Company entered into a forward sale contract related to one million shares of its holdings in Tellabs, Inc. The Company pledged one million shares of Tellabs for three years and in return received approximately $71 million in cash. At the end of the term, the Company has the option to deliver cash or Tellabs shares with a value determined by the stock price of Tellabs at maturity. The number of Tellabs shares to be delivered at maturity ranges from 800,000 to one million shares (or the cash value thereof).

Availability under Safeguard's bank credit facilities is determined by the market value of the publicly traded partnership companies pledged as collateral. A price decrease of 25% would reduce the availability on our $200 million bank credit facilities by approximately $49 million. At March 31, 1999, $56 million was outstanding under the $200 million bank revolving credit facility.

Safeguard is exposed to interest rate risk primarily through its bank credit facility. At March 31, 1999, this facility had borrowings of $56 million with an effective interest rate of 6.2%. If Safeguard's effective interest rate were to increase from 6.2% to 7.5%, the effect on Safeguard's financial statements would not be material.

CompuCom is exposed to interest rate risk primarily through its receivables securitization and working capital facilities. CompuCom utilizes borrowings on these facilities to meet its working capital needs. At March 31, 1999, the securitization facility had borrowings of approximately $157 million with an effective interest rate of 4.95% plus an agreed upon spread. At March 31, 1999, the working capital facility had borrowings of $13 million with an effective interest rate of 7.5%. If CompuCom's effective interest rate were to increase from 6.9% to 7.5% (a 10% increase), the effect on the Company's financial statements would not be material.

Item 5.      OTHER INFORMATION

In May 1999, Internet Capital Group, an Internet holding company primarily engaged in managing and operating a network of business-to-business eCommerce companies, has filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock. A portion of the shares will be offered to Safeguard shareholders as of a future record date that has yet to be determined. The offering ratio to Safeguard shareholders and the minimum purchase requirement have not yet been set. The offering will be made only by means of a prospectus, subject to the effectiveness of the registration statement. At May 13, 1999, Safeguard owns approximately 23% of Internet Capital Group's outstanding voting securities.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits
             Number                        Description

              10.1*    Amendment to Amended and Restated Credit
                       Agreement, dated April 12, 1999, among
                       Safeguard Scientifics, Inc., Safeguard
                       Scientifics (Delaware), Inc., Safeguard
                       Delaware, Inc. and PNC Bank, N.A. (exhibits omitted).

              27*      Financial Data Schedule (electronic filing
                               only)

             * filed herewith

         (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1999.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        SAFEGUARD SCIENTIFICS, INC.
                             (Registrant)


Date:   May 17, 1999    /s/ HARRY WALLAESA
                        Harry Wallaesa
                        President and Chief Operating Officer



Date:   May 17, 1999    /s/ MICHAEL W. MILES
                        --------------------
                        Michael W. Miles
                        Senior Vice President and Chief Financial Officer
                        (Principal Financial and Principal Accounting Officer)