Form 10-Q
period 1999-06-30
SAFEGUARD SCIENTIFICS INC ET AL
filed 1999-08-16
CIK 86115

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended  June 30, 1999                Commission File Number 1-5620
                   -------------                                       ------

                          SAFEGUARD SCIENTIFICS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Pennsylvania                                        23-1609753
--------------------------------------------------------------------------------
(state or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

800 The Safeguard Building, 435 Devon Park Drive  Wayne, PA     19087
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code    (610) 293-0600
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

                  Yes    X          No __________
                      --------

Number of shares outstanding as of    August 13, 1999

Common Stock                          34,760,485

                                  SAFEGUARD SCIENTIFICS, INC.
                                  QUARTERLY REPORT FORM 10-Q

                                             INDEX

                                PART I - FINANCIAL INFORMATION                                    Page
                                ------------------------------                                    ----
Item 1 - Financial Statements:

   Consolidated Balance Sheets -
   June 30, 1999 (unaudited) and December 31, 1998..........................................         3

   Consolidated Statements of Operations (unaudited) -
   Three and Six Months Ended June 30, 1999 and 1998........................................         4

   Consolidated Statements of Cash Flows (unaudited) -
   Six Months Ended June 30, 1999 and 1998..................................................         5

   Notes to Consolidated Financial Statements...............................................         6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................................        16

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.........................        28


                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4 - Submission of Matters to a Vote of Security Holders................................        29

Item 6 - Exhibits and Reports on Form 8-K...................................................        30

Signatures..................................................................................        32

                          SAFEGUARD SCIENTIFICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                         June 30,                    December 31,
ASSETS                                                                    1999                          1998
                                                                   --------------------            -----------------
                                                                        (UNAUDITED)
Current Assets
  Cash and cash equivalents                                                  $   55,933                   $    6,257
  Short-term investments                                                              -                      143,103
  Receivables less allowances                                                   435,803                      296,093
  Inventories                                                                   214,365                      138,551
  Other current assets                                                            3,021                        5,006
                                                                     ------------------            -----------------
    Total current assets                                                        709,122                      589,010

Property, Plant, and Equipment, Net                                              69,560                       96,840

Other Assets
  Equity ownership in partner companies                                         577,888                      288,336
  Notes and other receivables                                                    23,249                       20,182
  Excess of cost over net assets of businesses acquired, net                    122,246                       65,137
  Other                                                                          20,059                        9,185
                                                                     ------------------            -----------------
    Total other assets                                                          743,442                      382,840
                                                                     ------------------            -----------------
Total Assets                                                                 $1,522,124                   $1,068,690
                                                                     ==================            =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current debt obligations                                                   $    2,442                   $    2,366
  Accounts payable                                                              334,753                      161,700
  Accrued expenses                                                              155,439                      172,953
                                                                      -----------------            -----------------
    Total current liabilities                                                   492,634                      337,019

Long-Term Debt                                                                  172,360                      205,044

Deferred Taxes                                                                        -                       12,562
Minority Interest                                                                96,221                       98,544
Other Long-Term Liabilities                                                     104,290                        1,317

Convertible Subordinated Notes                                                  200,000                       71,345

Commitments and Contingencies

Shareholders' Equity
  Common stock                                                                    3,480                        3,280
  Additional paid-in capital                                                    133,666                       62,470
  Retained earnings                                                             297,255                      261,594
  Accumulated other comprehensive income                                         24,630                       37,294
  Treasury stock, at cost                                                        (2,412)                     (21,779)
                                                                      -----------------            -----------------
    Total shareholders' equity                                                  456,619                      342,859
                                                                      -----------------            -----------------
Total Liabilities and Shareholders' Equity                                   $1,522,124                   $1,068,690
                                                                      =================            =================

See notes to consolidated financial statements.

                          SAFEGUARD SCIENTIFICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                                           Three Months Ended,                         Six Months Ended,
                                                                 June 30                                    June 30
                                                 -------------------------------------     ---------------------------------------
                                                        1999                 1998                 1999                  1998
                                                 ----------------     ----------------     ----------------     ------------------
                                                          (UNAUDITED)                              (UNAUDITED)
Revenues
 Net Sales
  Product                                                $730,137             $534,099           $1,155,604             $  913,370
  Service                                                  79,246               68,435              153,664                131,062
                                                 ----------------     ----------------     ----------------     ------------------
 Total net sales                                          809,383              602,534            1,309,268              1,044,432
 Other income, net                                         34,785               12,579               90,195                 23,928
                                                 ----------------     ----------------     ----------------     ------------------

   Total revenues                                         844,168              615,113            1,399,463              1,068,360

Costs and Expenses
 Cost of sales- product                                   671,596              479,669            1,059,908                813,089
 Cost of sales- service                                    51,131               45,901               99,122                 87,024
 Selling and service                                       42,445               43,370               78,942                 80,766
 General and administrative                                34,116               23,063               61,484                 44,258
 Depreciation and amortization                              9,612                5,638               15,337                  9,911
 Interest and financing                                     8,796                6,691               16,528                 12,494
 (Income) loss from equity holdings, net                    6,486               (2,742)              12,956                 (4,247)
                                                 ----------------     ----------------     ----------------     ------------------
    Total costs and expenses                              824,182              601,590            1,344,277              1,043,295
                                                 ----------------     ----------------     ----------------     ------------------

Earnings Before Minority Interest and
 Taxes on Income                                           19,986               13,523               55,186                 25,065
 Minority interest                                         (2,274)              (3,480)                (323)                (6,589)
                                                 ----------------     ----------------     ----------------     ------------------

Earnings Before Taxes On Income                            17,712               10,043               54,863                 18,476

 Provision for taxes on income                              6,199                4,017               19,202                  7,390
                                                 ----------------     ----------------     ----------------     ------------------
Net Earnings                                             $ 11,513             $  6,026           $   35,661             $   11,086
                                                 ================     ================     ================     ==================

Earnings Per Share
  Basic                                                  $    .34             $    .19           $     1.09             $      .35
  Diluted                                                $    .33             $    .18           $     1.04             $      .33

Average Common Shares Outstanding
  Basic                                                    33,473               32,032               32,617                 31,874
  Diluted                                                  35,670               32,750               35,318                 32,582

See notes to consolidated financial statements.

                          SAFEGUARD SCIENTIFICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Six Months Ended June 30,
                                                                       ------------------------------------------
                                                                               1999                     1998
                                                                       -----------------         ----------------
                                                                                       (UNAUDITED)
Operating Activities
Net earnings                                                                   $  35,661                $  11,086
Adjustments to reconcile net earnings to cash provided (used)
 by operating activities
   Depreciation and amortization                                                  15,337                    9,911
   Deferred income taxes                                                          (7,306)                   5,322
   (Income) loss from equity holdings, net                                        12,956                   (4,247)
   Other income, net from sales of securities and other gains                    (82,414)                 (16,566)
   Minority interest, net                                                            194                    3,953
Cash provided (used) by changes in working capital items,
 excluding the effect of business acquisitions
   Receivables                                                                  (140,864)                 (49,936)
   Inventories                                                                    19,013                    3,007
   Accounts payable, accrued expenses, and other                                 138,700                   73,849
                                                                       -----------------         ----------------
Cash provided (used) by operating activities                                      (8,723)                  36,379
Proceeds from sales of securities and other gains, net                            65,193                   29,303
                                                                       -----------------         ----------------
Cash provided by operating activities and
 sales of securities and other gains, net                                         56,470                   65,682

Other Investing Activities
  Equity ownership and notes acquired, net                                      (125,768)                 (50,141)
  Business acquisitions, net of cash acquired                                   (147,235)                 (45,490)
  Capital expenditures                                                            (5,634)                 (10,796)
  Proceeds from sale of building                                                  39,791                        -
  Other, net                                                                      (1,137)                  (1,057)
                                                                       -----------------         ----------------
Cash used by other investing activities                                         (239,983)                (107,484)

Financing Activities
  Net borrowings (repayments) on revolving credit facilities                      (9,145)                  40,268
  Net borrowings (repayments) on term debt                                       (25,372)                   2,042
  Issuance of convertible subordinated notes, net                                193,998                        -
  Proceeds from financial instruments, net                                        71,205                        -
  Repurchase of Company common stock                                              (2,695)                    (854)
  Issuance of Company common stock                                                 4,510                    1,120
  Issuance of subsidiary common stock                                                688                      291
                                                                       -----------------         ----------------
Cash provided by financing activities                                            233,189                   42,867
                                                                       -----------------         ----------------
Increase in Cash and Cash Equivalents                                             49,676                    1,065
Cash and Cash Equivalents - beginning of year                                      6,257                    5,382
                                                                       -----------------         ----------------
Cash and Cash Equivalents - End of Period                                      $  55,933                $   6,447
                                                                       =================         ================

See notes to consolidated financial statements.

                          SAFEGUARD SCIENTIFICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999

1. General
   -------

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

2. Reclassifications
   -----------------

   Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

3. Business Combinations
   ---------------------

   In February 1999, the Company acquired an 80% fully diluted ownership in aligne, Inc. in exchange for 441,518 shares of the Company's common stock with a market value of approximately $17 million. aligne is a strategic technology management consulting firm whose services include high level and in-depth evaluations of complex sourcing alternatives, IT cost baselining and benchmarking, vendor/customer negotiations, interim CIO services, IT strategy, and IT process re-engineering. The transaction was accounted for as a purchase and, accordingly, the consolidated financial statements reflect the operations of aligne since the acquisition date. The acquisition resulted in goodwill of approximately $17 million, which is being amortized over ten years. One of the principal's of aligne was appointed as the Company's new President and Chief Operating Officer.

   In June 1999, the Company acquired a 75% fully diluted ownership in SOTAS, Inc. for $10 million. SOTAS develops, markets, and sells telecommunications technology and related products and services. The transaction was accounted for as a purchase and, accordingly, the consolidated financial statements reflect the operations of SOTAS since the acquisition date. The acquisition resulted in goodwill of approximately $10 million, which is being amortized over ten years.

   During 1998, CompuCom completed three business combinations for approximately $49 million in cash. In addition, CompuCom assumed liabilities of approximately $95 million. These business combinations were accounted for as purchases and, accordingly, the consolidated financial statements reflect the operations of the acquired entities since the respective acquisition dates.

   In May 1999, CompuCom purchased from ENTEX Information Services, Inc. certain assets of its Technology Acquisition Services Division (TASD) in a cash transaction. This acquisition was structured as an asset purchase. Under the terms of the agreement, CompuCom paid approximately $137 million for the acquired assets, which consisted primarily of inventory, certain fixed assets, and the Erlanger, Kentucky distribution center. The transaction was accounted for as a purchase and, accordingly, the consolidated financial statements reflect the operations of the acquired entity since the acquisition date. CompuCom has allocated the purchase price to the assets and liabilities acquired based on estimated fair value as of the date of acquisition. Such allocations have been based on preliminary estimates of fair value which may be revised at a later date.

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

                                    Three Months Ended     Six Months Ended
                                       June 30, 1998         June 30, 1998
                                       -------------         -------------

     Total Revenues                       $1,170,905            $2,227,601
     Net Earnings                         $    3,262            $    6,842
     Diluted earnings per share           $     0.10            $     0.20

   The following unaudited pro forma financial information (in thousands except per share amounts) presents the combined results of operations of the Company as if the acquisitions had occurred as of January 1, 1999, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisitions, and related income tax effects. The pro forma results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented and is not intended to be a projection of future results.

                                    Three Months Ended     Six Months Ended
                                       June 30, 1999         June 30, 1999
                                       -------------         -------------

     Total Revenues                       $1,032,712            $2,023,392
     Net Earnings                         $    8,497            $   30,335
     Diluted earnings per share           $     0.25            $     0.89


4. Comprehensive Income
   --------------------

   Comprehensive income is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net earnings, the Company's source of comprehensive income is from net unrealized appreciation on its public holdings classified as available-for-sale. The following summarizes the components of comprehensive income (loss), net of income taxes, (in thousands):

                                                         Three Months Ended June 30,          Six Months Ended June 30,
                                                        -----------------------------     ----------------------------------
                                                            1999              1998                1999               1998
                                                        --------------------------------------------------------------------
                                                                               (Unaudited)
   Net Earnings                                          $11,513            $6,026            $35,661              $11,086
                                                        --------     ----------------     --------------    ----------------
   Other Comprehensive Income (Loss), Before Taxes:
        Unrealized holding gains (losses)                 (4,815)           (5,717)           (10,982)              19,133
        Reclassification adjustments                      (2,630)            2,178             (8,502)               1,058
   Related Tax (Expense) Benefit:
        Unrealized holding gains (losses)                  1,685             1,944              3,844               (6,505)
        Reclassification adjustments                         921              (741)             2,976                 (360)
                                                        --------     ----------------     --------------    -----------------
   Other Comprehensive Income (Loss)                      (4,839)           (2,336)           (12,664)              13,326
                                                        --------     ----------------     --------------    -----------------
   Comprehensive Income                                  $ 6,674            $3,690            $22,997              $24,412
                                                        ========     ================     ==============    =================

5. Financial Instruments
   ---------------------

   The Company may selectively enter into agreements to reduce the impact of stock market volatility on its ownership in publicly traded companies. These may include agreements to protect against a possible decline in the market value of the particular company. The Company does not enter into agreements for trading or speculative purposes. The counterparties to these agreements are major financial institutions.

   In March 1999, the Company entered into a forward sale contract related to two million shares of its holdings in Tellabs, Inc. The Company pledged two million shares of Tellabs for three years and in return received approximately $71 million of cash. At the end of the term, the Company has the option to deliver cash or Tellabs shares with a value determined by the stock price of Tellabs at maturity. The number of Tellabs shares to be delivered at maturity ranges from 1.6 million to two million shares (or the cash value thereof). The proceeds from this transaction were used to pay down a portion of the Company's bank revolving credit facility. The liability related to this transaction is included in "Other Long-Term Liabilities" on the Consolidated Balance Sheets.

   In the third quarter of 1999, the Company intends to enter into an additional forward sale contract on its remaining Tellabs holdings. Under these contracts, all of the Company's holdings in Tellabs will be pledged under forward sale contracts that expire in 2002. As a result of the restrictions on the sale of these shares under the contracts, the Company intends to change the classification of these holdings to available for sale in the third quarter of 1999. As a result, the Company's holdings in Tellabs are included in non-current assets under the caption "Equity Ownership in Partner Companies" as of June 30, 1999.

   All share data related to Tellabs common stock have been retroactively adjusted to reflect a two-for-one stock split effective May 17, 1999.

6. Equity Ownership in Partner Companies
   -------------------------------------

   The following summarizes the Company's non-current holdings in partner companies (in thousands). These holdings are classified according to the applicable accounting method at June 30, 1999. Market value reflects the price of publicly traded securities at the close of business at the respective date. Unrealized appreciation reflects the net excess of market value over carrying value of publicly traded securities classified as available-for-sale under the cost method.

                                              June 30, 1999                                 December 31, 1998
                               ------------------------------------------     -------------------------------------------
                                     Carrying                Market                 Carrying                 Market
                                      Value                   Value                  Value                   Value
                               ------------------     -------------------     ------------------     --------------------
                                              (Unaudited)
   Equity Method
    Cambridge                            $ 48,723                $168,554               $ 35,248                 $190,217
    ChromaVision                           15,609                  52,433                 11,304                   22,419
    DocuCorp                                9,942                  11,805                  3,226                    8,035
    OAO                                    16,222                  20,735                 16,472                   16,551
    Sanchez                                10,914                 217,728                 10,620                   91,965
    USDATA                                  7,234                  12,629                  7,053                    5,545
    Non-public companies                  142,578                                         99,648
                               ------------------                             ------------------
                                          251,222                                        183,571

   Cost Method
    Tellabs                               227,983                 227,983                      -                        -(A)
    Diamond                                 2,583                  21,553                  3,120                   21,337
    e4L                                     1,457                  17,646                  2,035                   32,299
    First Consulting Group                  9,115                   6,185                  8,490                   11,308
    Other public companies                  8,836                  14,492                  5,579                   11,648
    Unrealized appreciation                37,885                                         57,368
    Non-public companies                   38,807                                         28,173
                               ------------------                             ------------------
                                         $577,888                                       $288,336
                               ==================                             ==================

(A) The market value of Tellabs of $143 million at December 31, 1998 is included in "Short-term Investments" on the Consolidated Balance Sheets.

   The following summarized unaudited financial information for partner companies accounted for on the equity method at June 30, 1999 has been compiled from the unaudited financial statements of the respective companies and reflects certain historical adjustments (in thousands):

                                             Three Months Ended June 30,                       Six Months Ended June 30,
                                    --------------------------------------------     --------------------------------------------
                                            1999                     1998                    1999                     1998
                                    -------------------     --------------------     -------------------     --------------------
   Net Sales
      Public companies                         $236,393                 $205,082                $452,443                 $395,783
      Non-public companies:
         Intellisource                           35,667                   34,381                  72,708                   68,476
         Kanbay                                  11,092                    8,680                  20,464                   15,825
         MultiGen-Paradigm                        6,286                    3,798                   9,762                    8,930
         QuestOne                                 4,295                    1,600                   8,231                    3,709
         Other                                   37,192                   25,308                  71,026                   50,561
                                    -------------------     --------------------     -------------------     --------------------
                                               $330,925                 $278,849                $634,634                 $543,284
                                    ===================     ====================     ===================     ====================

7. Debt
   ----

   The Company has available $200 million under its bank revolving credit facilities. Of the $200 million, $150 million matures in May 2002 and is secured by certain equity securities the Company holds of its publicly traded partner companies (the Pledged Securities), including CompuCom. The remaining $50 million is unsecured, with availability limited to the lesser of $50 million or 10% of the value of the Pledged Securities. The $50 million facility had an original maturity date of April 1999, which the Company has extended to April 2000. There were no borrowings outstanding under the total facility at June 30, 1999.

   In the first quarter of 1999, CompuCom sold its corporate headquarters building in a sale/leaseback transaction. The proceeds from the sale were used to pay down CompuCom's long-term debt. As part of the transaction, CompuCom entered into a 20-year operating lease on the building.

   In May 1999, CompuCom replaced its credit agreements with a $225 million working capital facility and a $175 million receivables securitization facility. The new $225 million working capital facility bears interest at a rate of LIBOR plus an agreed upon spread and is secured by certain assets of CompuCom. This facility is fully available subject to a borrowing base and compliance with certain covenants. As of June 30, 1999, CompuCom had sufficient collateral to enable it to fully utilize the working capital facility, and had $155 million outstanding as of June 30, 1999. The working capital facility will be reduced by $25 million in September 1999 and an additional $25 million in May 2000, and matures in May 2002. On the new $175 million receivables securitization, the effective rate is based on a designated short-term interest rate plus an agreed upon spread. This securitization has a term of three years, subject to certain covenant compliance. The securitization facility allows CompuCom to sell an interest in its accounts receivable on a revolving basis and is accounted for as a sale of accounts receivable in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The securitization facility was fully utilized at June 30, 1999. CompuCom plans to increase the securitization facility to $250-$300 million in the second half of 1999.

   The following is a summary of long-term debt (in thousands):

                                                                      June 30,                  December 31,
                                                                        1999                       1998
                                                               --------------------      ----------------------
                                                                     (Unaudited)
   Parent Company and Other Recourse Debt
   Revolving credit facilities                                             $      -                    $108,107
   Other                                                                     15,649                      15,874
                                                               --------------------      ----------------------
                                                                             15,649                     123,981
   Subsidiary Debt  (Non-Recourse to Parent)
   CompuCom                                                                 157,391                      83,429
   Other                                                                      1,762                           -
                                                               --------------------      ----------------------
   Total debt                                                               174,802                     207,410
   Current debt obligations                                                  (2,442)                     (2,366)
                                                               --------------------      ----------------------
   Long-term debt                                                          $172,360                    $205,044
                                                               ====================      ======================


8. Convertible Subordinated Notes
   ------------------------------

   In June 1999, the Company issued $200 million of 5% Convertible Subordinated Notes (1999 Notes) due June 15, 2006. The 1999 Notes are convertible into the Company's Common Stock at $77.625 per share, subject to adjustment under certain conditions including rights offerings and Directed Share Subscription Programs (DSSP) to the Company's shareholders. Interest is payable semi-annually. The 1999 Notes are redeemable in whole or in part at the option of the Company on or after June 18, 2002, for a maximum of 102.5% of face value depending on the date of redemption and subject to certain restrictions. The Company used approximately $111 million of the net proceeds to repay all of the Company's outstanding indebtedness under its revolving credit facility and borrowings from partner companies. In August 1999, the Company's shareholders were given the opportunity to participate in the initial public offering of Internet Capital Group through a DSSP. As a result, pursuant to the terms of the 1999 Notes, the conversion rate of the Notes was adjusted to $76.0786 per share as a result of the initial public offering of Internet Capital.

   In April 1999, the Company notified the holders of its previously issued Convertible Subordinated Notes (1996 Notes) of its intent to redeem all of the outstanding 1996 Notes on June 2, 1999. All holders converted the 1996 Notes into Common Stock and, as a result of the conversions, the Company issued approximately 2.4 million shares.

9.  Other Income
    ------------

    Other income consists of the following (in thousands):

                                               Three Months Ended                      Six Months Ended
                                                     June 30,                              June 30,
                                        ---------------------------------      --------------------------------
                                               1999              1998                1999              1998
                                        -----------------------------------------------------------------------
                                                                    (Unaudited)
     Unrealized gain on Tellabs             $35,910           $     -             $ 79,605              $     -
     Distributions from Venture Funds         1,889             6,161                4,590                6,161
     Sales of securities                      3,546             7,419               15,362               15,016
     Administrative Service Fees              3,199             3,112                6,206                5,880
     Other                                   (9,759)           (4,113)             (15,568)              (3,129)
                                        ===========        ==========          ===========           ==========
                                            $34,785           $12,579             $ 90,195              $23,928
                                        ===========        ==========          ===========           ==========

    The Company's holdings in Tellabs are classified as a trading security and, accordingly, the effect of the change in market value of Tellabs is reflected in the Company's results of operations. As discussed in Note 5, the Company intends to change this classification in the third quarter of 1999, and future changes in the fair value of the Company's Tellabs holdings following this change in classification will be recorded in shareholders' equity.

    Sales of securities in 1999 include the sale of the Company's holdings in Excite and a portion of its holdings in Tellabs. Sales of securities in 1998 included the sale of a portion of its holdings in Cambridge.

    Administrative service fees represent charges to certain partner companies for operational and management services provided through a team of Safeguard professionals dedicated to that partner company. Each team has expertise in the areas of business/technology strategy, sales and marketing, operations, finance, and legal and transactional support, and provides hands-on assistance to the management of the partner companies in support of their growth.

    Other includes interest income, charges incurred in the disposition of certain partner companies, and provisions for equity ownership in partner companies and notes.


10. Restructuring
    -------------

    During the fourth quarter of 1998, CompuCom recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets as well as employee severance and benefits related to a reduction in workforce. Of the total amount, $2.4 million had been paid through December 31, 1998 and $9.4 million was paid in 1999 through June 30. The following is a summary of the components of the restructuring charge (in thousands):

                                                          Restructuring        Accrued at         Accrued at
                                                             Charge        December 31, 1998    June 30, 1999
                                                          -------------    -----------------    -------------
    Lease termination costs                                     $ 7,259              $ 6,415           $2,007
    Employee severance and related benefits                       3,804                2,986              998
    Disposal of assets, net of estimated proceeds                 3,044                2,907            1,607
    Other                                                         2,330                1,780              107
                                                          -------------    -----------------    -------------
    Total                                                       $16,437              $14,088           $4,719
                                                          =============    =================    =============

    CompuCom expects the restructuring activities to be substantially completed by the end of 1999 and believes the restructuring accrual is adequate.

11. Earnings Per Share
    ------------------

    The calculations of Earnings Per Share (EPS) were (in thousands except per share amounts):

                                                                Three Months Ended                     Six Months Ended
                                                                     June 30,                              June 30,
                                                          -------------------------------     -------------------------------------
                                                             1999              1998                 1999                 1998
                                                          -----------     ---------------      ---------------      ---------------
                                                                   (Unaudited)                              (Unaudited)
     Basic EPS
     ---------
     Net earnings                                            $11,513             $ 6,026              $35,661              $11,086
                                                          ===========     ===============      ===============      ===============
     Average common shares outstanding                        33,473              32,032               32,617               31,874
                                                          ===========     ===============      ===============      ===============
     Basic EPS                                               $   .34             $   .19              $  1.09              $   .35
                                                          ===========     ===============      ===============      ===============

     Diluted EPS
     -----------
     Net earnings                                            $11,513             $ 6,026              $35,661              $11,086
     Effect of:  Public holdings (a)                            (160)               (194)                 (44)                (420)
                 Dilutive securities (b)                         365                   -                1,090                    -
                                                          ===========     ===============      ===============      ===============
                                                             $11,718             $ 5,832              $36,707              $10,666
                                                          ===========     ===============      ===============      ===============
     Average common shares outstanding                        33,473              32,032               32,617               31,874
     Effect of:  Dilutive options                                982                 718                  866                  708
                 Dilutive securities (b)                       1,215                   -                1,835                    -
                                                          -----------     ---------------      ---------------      ---------------
     Average number of common shares assuming dilution        35,670              32,750               35,318               32,582
                                                          ===========     ===============      ===============      ===============
     Diluted EPS                                             $   .33             $   .18              $  1.04              $   .33
                                                          ===========     ===============      ===============      ===============

        (a) Represents the dilutive effect of public company common stock equivalents and convertible securities.

        (b) Represents the dilutive effect of the Company's 1996 Notes for the three and six months ended June 30, 1999. For the three months and six months ended June 30, 1998, the 1996 notes were anti-dilutive; and therefore, they do not impact the calculation of diluted EPS in 1998. The 1999 Notes are excluded from all periods presented, as they are anti-dilutive.

12. Shareholders' Equity
    --------------------

    In May 1999, the Company approved an increase in the number of authorized common shares to 500 million from 100 million and authorized 1 million shares of blank check preferred stock in lieu of the 55,424 currently authorized shares of preferred stock.

    In connection with the conversion of the 1996 Notes into Common Stock (see
    Note 8), the Company recorded in shareholders equity the principal amount of the converted 1996 Notes as well as forfeited interest and the related unamortized deferred charges totaling approximately $71.6 million.

13. Parent Company Financial Information
    ------------------------------------

    Condensed Financial Information is provided to reflect the results of operations and financial position of the "Parent Company", or the Company without the effect of consolidating its less than wholly owned subsidiaries.


    The following summarizes the Parent Company Balance Sheets of Safeguard Scientifics, Inc. and its wholly owned subsidiaries (in thousands). These Parent Company Balance Sheets differ from the Consolidated Balance Sheets due to the exclusion of the assets and liabilities of the Company's less than wholly owned subsidiaries, primarily CompuCom and Tangram, and, at June 30, 1999, aligne and SOTAS, with the carrying values of these companies included in "Equity ownership in partner companies".

                                                                                  June 30,                  December 31,
                                                                                   1999                        1998
                                                                         -----------------------     ------------------------
    ASSETS                                                                        (Unaudited)
      Short-term investments                                                            $      -                     $143,103
      Other current assets                                                                66,889                       30,766
      Equity ownership in partner companies                                              730,857                      413,596
      Other                                                                               61,747                       49,830
                                                                             -------------------          -------------------
    Total assets                                                                        $859,493                     $637,295
                                                                             ===================          ===================

    LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities                                                               $ 77,434                     $ 80,824
      Long-term debt                                                                      14,696                      123,115
      Other liabilities                                                                  110,744                       19,152
      Convertible subordinated notes                                                     200,000                       71,345
      Shareholders' equity                                                               456,619                      342,859
                                                                             -------------------          -------------------
    Total liabilities & shareholders' equity                                            $859,493                     $637,295
                                                                             ===================          ===================

    The following summarizes the Parent Company's holdings in less than wholly owned subsidiaries (in thousands). Market value reflects the price of publicly traded securities at the close of business at the respective date.


                                      June 30, 1999                              December 31, 1998
                        ----------------------------------------     ----------------------------------------
                             Carrying                Market                Carrying               Market
                               Value                 Value                  Value                  Value
                        -----------------     ------------------     ------------------     -----------------
                                       (Unaudited)
    Tellabs                      $227,983               $227,983               $      -              $      -(a)
    CompuCom                      123,215                115,724                121,832                98,538
    Tangram                         3,935                 30,693                  3,428                41,795
    Cambridge                      48,723                168,554                 35,248               190,217
    Other public                  122,274                375,206                130,076               221,107
    Other                         204,727                                       123,012
                        -----------------                            ------------------
                                 $730,857                                      $413,596
                        =================                            ==================

(a) The market value of Tellabs of $143 million at December 31, 1998 is included in "Short-term Investments" on the Consolidated Balance Sheets.

    ------------------------------------------------

    The following summarizes the Parent Company Statements of Operations of Safeguard Scientifics, Inc. and its wholly owned subsidiaries (in thousands). These Parent Company Statements of Operations differ from the Consolidated Statements of Operations by excluding the revenues and related costs and expenses of the Company's less than wholly owned subsidiaries, primarily CompuCom and Tangram, and for the three and six months ended June 30, 1999, aligne and SOTAS, with the Company's share of the earnings or losses of these companies reflected in the caption "(Income) loss from equity holdings, net''.

                                                   Three Months Ended June 30,              Six Months Ended June 30,
                                              -----------------------------------      ----------------------------------
                                                 1999                 1998                1999               1998
                                              ------------     ------------------      -----------     ------------------
                                                       (UNAUDITED)                              (UNAUDITED)
    Revenues
      Other Income                                 $33,403                $12,855          $89,085                $24,531
    Costs and Expenses
      Cost of sales and operating expenses          12,263                  9,127           22,657                 16,926
      (Income) loss from equity holdings, net        4,357                 (4,797)          11,798                 (7,982)
                                              ------------     ------------------      -----------     ------------------
          Total costs and expenses                  16,620                  4,330           34,455                  8,944
                                              ------------     ------------------      -----------     ------------------
    Earnings Before Taxes On Income                 16,783                  8,525           54,630                 15,587
       Provision for taxes on income                 5,270                  2,499           18,969                  4,501
                                              ------------     ------------------      -----------     ------------------
    Net Earnings                                   $11,513                $ 6,026          $35,661                $11,086
                                              ============     ==================      ===========     ==================

14. Operating Segments
    ------------------

    The Company's reportable segments consist of CompuCom, Tangram, general corporate operations, and other. CompuCom's operations are defined in two segments - sales of distributed desktop computer products (product); and service and other, which includes configuration, network integration, and technology support (service and other). Tangram's operations include the design, development, sale, and implementation of enterprise-wide asset tracking and software management solutions. General corporate operations consist of identifying, acquiring, managing, and operating partner companies, most of which are engaged in information technology businesses. Other includes the operations of aligne and SOTAS.

  The following summarizes information related to the Company's segments (in thousands). All significant intersegment activity has been eliminated.

                                               Three Months Ended June 30,             Six Months Ended June 30,
                                            ---------------------------------      --------------------------------
                                                 1999               1998               1999               1998
                                            -------------      --------------      -------------      -------------
  Net Sales                                            (UNAUDITED)                           (UNAUDITED)
    CompuCom
      Product                               $     728,043      $      530,495      $   1,149,335      $     907,273
      Service and Other                            74,552              67,062            146,580            128,036
                                            -------------      --------------      -------------      -------------
                                                  802,595             597,557          1,295,915          1,035,309
    Tangram                                         4,003               4,977              9,905              9,123
    Other                                           2,785                   -              3,448                  -
                                            -------------      --------------      -------------      -------------
                                            $     809,383      $      602,534      $   1,309,268      $   1,044,432
                                            =============      ==============      =============      =============
  Gross Margin(a)
    CompuCom
      Product                               $      56,537      $       50,528      $      90,085      $      94,408
      Service and Other                            25,355              21,626             50,278             41,911
                                            -------------      --------------      -------------      -------------
                                                   81,892              72,154            140,363            136,319
    Tangram                                         3,419               4,810              8,180              8,000
    Other                                           1,345                   -              1,695                  -
                                            -------------      --------------      -------------      -------------
                                            $      86,656      $       76,964      $     150,238      $     144,319
                                            =============      ==============      =============      =============
Operating Profit (Loss)
    CompuCom
      Product                               $       2,060      $        8,251      $      (6,717)     $      15,565
      Service and Other                             8,350               3,152             17,642              5,998
                                            -------------      --------------      -------------      -------------
                                                   10,410              11,403             10,925             21,563
      Interest and financing, net                  (6,207)             (4,260)           (10,537)            (8,015)
                                            -------------      --------------      -------------      -------------
                                                    4,203               7,143                388             13,548
                                            -------------      --------------      -------------      -------------
    Tangram                                           283                 396                755                447
                                            -------------      --------------      -------------      -------------
    General Corporate
      Other income, net                            34,785              12,579             90,195             23,928
      (Income) loss from equity holdings, net      (6,486)              2,742            (12,956)             4,247
      Interest and financing, net                  (2,589)             (2,431)            (5,991)            (4,479)
      General corporate expense, net               (9,499)             (6,662)           (16,336)           (12,131)
      Minority interest                            (2,274)             (3,480)              (323)            (6,589)
                                            -------------      --------------      -------------      -------------
                                                   13,937               2,748             54,589              4,976
                                            -------------      --------------      -------------      -------------
    Other                                            (711)               (244)              (869)              (495)
                                            -------------      --------------      -------------      -------------
    Earnings Before Taxes on Income         $      17,712      $       10,043      $      54,863      $      18,476
                                            =============      ==============      =============      =============

  (a) Total gross margin reconciles to the Consolidated Statements of Operations by subtracting cost of sales from net sales.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

  General
  -------

  Safeguard Scientifics, Inc. (the Company) is an information technology (IT) holding company that identifies, acquires, operates and manages Internet-focused companies and has interests in private equity funds. The Company is now focusing on IT companies engaged in e-commerce, network infrastructure activities and enterprise applications. The Company believes that these sectors provide compelling opportunities for success driven by the rapid growth of the Internet as a fundamental business tool. The Company generally acquires ownership interests in companies that allow it to have a significant influence over their direction and management. These positions may represent either a majority or minority ownership interest, although the Company is generally the largest shareholder of our partner companies. The Company assigns a dedicated team assigned to each partner company and actively assists our partner companies in their management, operations and finances.


  The Company's principal mission is to promote long-term shareholder value. Safeguard's approach reflects its belief that shareholder value is maximized by retaining and promoting the entrepreneurial energy and creativity of the managers of our partner companies. The entrepreneurs of its partner companies generally retain significant equity interests in their businesses, and their interests as shareholders remain aligned with the Company's. Safeguard provides a full range of operational and management services through a team of Safeguard professionals dedicated to that partner company. Each team has expertise in the areas of business/technology strategy, sales and marketing, operations, finance, and legal and transactional support, and provides hands-on assistance to the management of the partner companies in support of their growth. The level of involvement varies and in some circumstances includes the provision of full-time interim personnel. Since Safeguard partners with an indeterminate time frame, it seeks different ways to maximize the long-term value of its partner companies. This is achieved through Rights IPOs directed solely to holders of Safeguard Common Stock, Directed Share Subscription Programs as part of traditional IPOs, mergers, sales, open-market transactions, follow-on acquisitions or the divestiture of Safeguard's position over time. Safeguard typically retains a significant ownership position in a partner company after the partner company conducts its IPO.

  The Company believes the best way to build future value for its shareholders is to be involved in Internet markets. As the Company acquires interests in more Internet-related companies, it could experience increased volatility in its earnings, as many early stage Internet companies have operating losses. For several years, the Company has had a financial model of exceeding the prior year's quarterly earnings per share (EPS) by $.01. This was essentially accomplished through sales of securities. Given the volatility of the technology market, especially Internet-related stocks, the Company will no longer sell securities solely to achieve a targeted EPS. As a result, the Company's net earnings could fluctuate significantly from quarter to quarter. There can be no guarantee that the Company will report net earnings in each period.

  As discussed in Note 5 to the Consolidated Financial Statements, the Company intends to change the classification of its Tellabs holdings in the third quarter of 1999. As a result, changes in the fair value of Tellabs holdings will no longer be included in the Company's net earnings subsequent to the change in classification. As disclosed in Note 9 to the Consolidated Financial Statements, this amount has been significant in 1999.

  Because many of our partner companies are not majority-owned subsidiaries, changes in the value of our interests in partner companies and the income/loss attributable to them could require us to register as an investment company at some point in the future, unless we take action to avoid being required to register. However, we believe that we can take steps to avoid being required to register under the Investment Company Act which would not adversely affect our operations or shareholder value.

  Effect of Various Accounting Methods on the Consolidated Financial Statements
  -----------------------------------------------------------------------------

  Consolidation. The net sales and related costs and expenses of a partner company are included in the Company's consolidated operating results if the Company owns more than 50% of the outstanding voting securities of the partner company. Participation of shareholders other than the Company in the earnings or losses of a more than 50% owned partner company is reflected in the caption "Minority interest" in the Consolidated Statements of Operations. Minority interest adjusts consolidated net earnings to reflect only the Company's share of the earnings or losses of the partner company. CompuCom Systems, Inc. and Tangram Enterprise Solutions, Inc. are consolidated in 1999 and 1998. In February and June 1999, the Company acquired an 80% and 75% fully diluted ownership in aligne, Inc. and SOTAS. Inc., respectively. These transactions were accounted for as purchases and, accordingly, the consolidated financial statements reflect the operations of these companies since the acquisition dates.

  Equity Method. Partner companies in which the Company owns 50% or less of the outstanding voting securities, in which significant influence is exercised, are generally accounted for on the equity method of accounting. Significant influence is presumed at a 20% ownership level; however, the Company applies the equity method for certain companies in which it owns less than 20% of the voting interest when it exerts significant influence through representation on those companies' Boards of Directors and other means. On the equity method of accounting, a partner company's revenues and related costs and expenses are not included in the Company's consolidated operating results; however, the Company's share of the earnings or losses of the partner company is reflected in the caption "(Income) loss of equity holdings, net" in the Consolidated Statements of Operations.

  The net effect of a partner company's results of operations on the Company's net earnings is the same under either consolidation accounting or the equity method of accounting, as only the Company's share of the earnings or losses of a partner company is included in the Company's net earnings in the Consolidated Statements of Operations.

  Cost Method. Partner companies not consolidated or accounted for on the equity method are accounted for on the cost method of accounting under which the Company's share of the earnings or losses of such companies is not included in the Company's Consolidated Statements of Operations. However, the effect of the change in market value of cost method holdings classified as trading securities is reflected in the Company's results of operations each reporting period.

  Effect of Various Accounting Methods on the Presentation of the Consolidated
  ----------------------------------------------------------------------------
  Financial Statements
  --------------------

  If the Company's ownership in any of the partner companies changes significantly, the Company's consolidated revenues and related costs and expenses may fluctuate primarily due to the applicable accounting method used for recognizing its participation in the operating results of that company.

  As mentioned below in Operations Overview, the Company's consolidated revenues and related costs and expenses are significantly influenced by the results of operations of CompuCom. At June 30, 1999, the Company owns approximately 51% of CompuCom's outstanding common stock and owns preferred stock which gives it 60% of the vote for CompuCom's directors.

  CompuCom competes in the computer reseller industry which has been undergoing significant transformation and consolidation. Several of CompuCom's competitors have been growing through acquisitions and others have been acquired. In addition, companies previously engaged in the retail channel have begun to enter the corporate reseller market, and several computer manufacturers are beginning to sell directly to corporate customers, heightening the competition.

  As a result, while growing internally, CompuCom is also looking to strengthen its market share through acquisitions, including one which was completed in May 1999. If CompuCom were to use its stock for the acquisitions or if some other dilutive event were to occur, the Company's voting interest in CompuCom could decrease below 50%. Under current generally accepted accounting principles, the Company would cease consolidating CompuCom's results and instead would account for its holdings in CompuCom on the equity method provided the Company maintained the ability to exercise significant influence over CompuCom's ordinary course of business. The Company's share of CompuCom's earnings on the equity method versus consolidation would differ only to the extent that the Company's ownership of CompuCom changed. However, the presentation of the Consolidated Statements of Operations and Balance Sheets would change dramatically.

  Note 13 to the Company's Consolidated Financial Statements summarizes the Parent Company Statements of Operations and Balance Sheets of the Company for the same periods presented in the Consolidated Financial Statements. These statements differ from the Consolidated Financial Statements by excluding the revenues, costs, expenses, assets, and liabilities of the Company's less than wholly owned subsidiaries (primarily CompuCom and Tangram) and instead treating these companies as if they were accounted for on the equity method. The Company's share of the results of operations of less than wholly owned subsidiaries is included in "(Income) loss of equity holdings, net" and the carrying value of these companies is included in "Equity ownership in partner companies" in the Parent Company Statements of Operations and Balance Sheets, respectively.

  Although the Parent Company Statements of Operations and Balance Sheets presented in Note 13 are accurate relative to the Company's historical Consolidated Financial Statements, they are not necessarily indicative of future Parent Company Statements of Operations and Balance Sheets.

  Operations Overview
  --------------------

  The Company's operations have been classified into the following business segments: CompuCom, Tangram, general corporate operations, and other. CompuCom's operations are further defined into two segments-sales of distributed desktop computer products (product) and configuration, network integration, and technology support (service and other). Tangram's operations include the design, development, sale, and implementation of enterprise-wide asset tracking and software management solutions. General corporate operations consists of developing and operating partner companies, most of which are engaged in information technology businesses. Other includes the operations of aligne and SOTAS.

  Three Months Ended June 30, 1999 Compared to June 30, 1998

  Net sales increased 34% to $809 million in 1999 compared to $603 million in 1998 as CompuCom experienced a 34% sales increase. The increase at CompuCom was due primarily to the acquisition of the Technology Acquisition Services Division (TASD) of Entex Information Services, Inc. during the second quarter of 1999. CompuCom's products have traditionally exhibited relatively short life cycles and rapidly declining prices. As a result, CompuCom must sell more units to generate the same amount of revenue as the prior year. During the three months ended June 30, 1999, CompuCom continued to experience a decline in average selling prices (ASPs) in desktops, laptops and servers when compared to the prior year. However, the rate of decline in ASPs has slowed
  compared to recent history.   Due to the declining ASPs, CompuCom's growth in
  desktop, laptop and server units shipped has outpaced its product revenue growth. CompuCom's service sales increased 17% to $74 million in 1999 from $63 million in 1998, which was primarily due to increases in both configuration and field engineering, both of which benefited by the increase in product unit sales volume. CompuCom represented 99% of the Company's total consolidated net sales in 1999.

  The Company's overall gross margin was 10.7% in 1999 compared to 12.8% in 1998. The decrease is primarily attributable to reduced product gross margins at CompuCom, which decreased to 7.8% in 1999 compared to 9.5% in 1998. CompuCom attributes this decline to heightened competition from direct marketers and other corporate resellers and a reduction in manufacturer sponsored incentives. In the short term, CompuCom expects to continue to experience lower product gross margin percentages when compared to the comparable prior year period. CompuCom's service gross margin was 33.9% in 1999 compared to 31.3% in 1998. The increase was primarily caused by increased performance in its field engineering business. In the short term, the Company expects to continue to experience improved service gross margin percentages when compared to the comparable prior year period.

  Other income in 1999 includes an unrealized $35.9 million gain resulting from the increase in the market price of Tellabs. Other income in 1999 also includes the sale of a portion of the Company's holdings in Diamond and distributions received from the Company's affiliated venture funds. Other income in 1998 included the sales of a portion of the Company's interest in Cambridge Technology Partners and distributions received from the Company's affiliated venture funds. Partially offsetting other income in these years were charges incurred in the disposition of certain partner companies, and provisions for equity ownership in partner companies and notes. Other income of varying magnitude has been realized in recent years, primarily as a result of the change in the fair value of the Company's holdings in Tellabs and the timing of sales of securities. Prior amounts are not necessarily indicative of amounts which may be realized in the future. As discussed in Note 5 to the Consolidated Financial Statements, the Company intends to change the classification of its Tellabs holdings in the third quarter of 1999. As a result, charges in the fair value of Tellabs holdings will no longer be included in the Company's net earnings. Subsequent to the change in classification.

  (Income) loss from equity holdings, fluctuates with the Company's ownership percentage and the operating results of partner companies accounted for on the equity method. The change in income (loss) from equity holdings for the three months ended June 30, 1999 compared to the same period in 1998 reflects increased operating losses at certain partner companies, the elimination of the Company's share of earnings of Coherent as a result of the Coherent/Tellabs merger, an increase in the number of companies accounted for on the equity method, a majority of which have operating losses, and reduced operating results at Cambridge as a result of approximately $9 million of non-recurring charges. The Company expects certain of its partner companies to continue to invest in their products and services and to recognize operating losses. Additionally, the Company expects to acquire interests in more Internet-related companies, and many early stage Internet companies have operating losses. As a result, losses from equity holdings could increase significantly.

  In 1999, the Company's public partner companies accounted for on the equity method include Cambridge, ChromaVision, DocuCorp, OAO Technology Solutions
  (OAOT), Sanchez, and USDATA Corporation.

  Cambridge announced its second quarter 1999 results with revenue growth driven by increased global demand for its Customer Management Solutions (up 45%) and Interactive Solutions Services (up 41%). Net income was $1.2 million, or $.02 per share (diluted) compared to net income of $13.5 million, or $.21 per share for the same period in 1998. Adjusted for certain items including a repositioning charge of $8.9 million, charges for client receivables of $4.2 million and a gain of $2.2 million on the sale of an equity security, net income would have been $7.9 million, or $.13 per share (diluted). Safeguard owns approximately 16% of Cambridge's common stock at June 30, 1999.

  During July 1999, the FDA cleared for marketing ChromaVision's ACIS(TM) system, a powerful new tool that may help physicians detect cancer, infectious diseases and genetic conditions earlier and more accurately, potentially leading to improved patient treatment. This system can be applied to a vast number of existing laboratory diagnostic tests and is designed to greatly enhance a physician's ability to detect disease with detection sensitivity more than 300 percent over existing manual testing methods. The FDA clearance obtained is for use of the ACIS(TM) with a widely used staining method called immunohistochemistry, commonly used in the evaluation of numerous disease conditions. This single clearance enables the commercialization of five ACIS(TM) tests scheduled for release in 1999 and paves the way for rapid introduction of future ACIS(TM) tests. ChromaVision reported increased losses in the second quarter of 1999 primarily due to planned increases in its sales and marketing staff and technical personnel to support the commercialization of ACIS(TM). Safeguard owns approximately 30% of ChromaVision's common stock at June 30, 1999.

  OAOT revenues increased 93% for the quarter due primarily to the acquisition of OAO Services, Inc. in July 1998 and the consolidation of OAOT's United Kingdom subsidiary which was previously accounted for under the equity method. OAOT's return to profitability for the quarter ended June 30, 1999 compared to the corresponding 1998 quarter was achieved through the improved profitability of its traditional businesses coupled with reduced general and administrative costs. Safeguard owns approximately 33% of OAOT's common stock at June 30, 1999.

  Sanchez announced revenues for the quarter ended June 30, 1999 of $13.9 million, compared to $11.1 million for the same period in 1998. Net earnings for the quarter approximated the results for the same period in 1998. Sanchez played a lead role in the project integration and management for WingspanBank.com. Sanchez's PROFILE/Anyware is the core production application software that integrates the various systems required to offer WingspanBank.com's full range of financial products and services. In addition, Sanchez's e-commerce outsourcing center for top-tier financial service providers, e-PROFILE, Inc., is providing data-center and back office operations for WingspanBank.com. Sanchez also signed a licensing agreement with Irish League of Credit Unions and announced that American Express successfully implemented PROFILE/Anyware in the second quarter. Safeguard owns approximately 27% of Sanchez's common stock at June 30, 1999.

  USDATA announced its third consecutive profitable quarter with net income of $.04 per share, for the quarter ended June 30, 1999, compared to a net loss of $.03 per share, for the same period in 1998. In August 1999, USDATA completed the acquisition of Smart Shop Software, Inc., which provides business software to make-to-order small and medium manufacturers. Safeguard owns approximately 26% of USDATA's common stock at June 30, 1999, and increased its ownership to 38% in August 1999.

  Selling and service expenses decreased slightly in absolute dollars primarily due to CompuCom's cost reduction efforts related to the 1998 restructuring, partially offset by costs related to the TASD acquisition, which resulted in an increase in sales and sales support personnel and professional services fees related to the integration of TASD into CompuCom's operations. Selling and service expenses decreased as a percentage of sales to 5.2% from 7.2% for the comparable period in 1998 primarily due to increased leverage of CompuCom's infrastructure resulting from the TASD acquisition and its own cost reduction efforts.

  General and administrative expenses increased in absolute dollars and as a percentage of sales primarily due to increased expenditures at CompuCom to continue the expansion of its electronic commerce capabilities, increases in distribution and administrative personnel to support CompuCom's revenue growth related to the TASD acquisition, and increased expenses at the Company to support the growing activities of its partner companies. CompuCom's general and administrative expenses are reported net of reimbursements by certain manufacturers for specific training, promotional, and marketing programs. These reimbursements offset the expenses incurred by CompuCom.

  Depreciation and amortization increased primarily due to increased amortization at CompuCom as a result of the acquisitions completed during the second quarter of 1998.

  Interest and financing expense increased in 1999 compared to 1998 primarily as a result of amortization of fees at CompuCom resulting from the early termination of CompuCom's financing arrangements, and higher borrowing levels at CompuCom due to the acquisition of TASD. The increase was also due to higher average borrowing levels by the Company to fund interests in new or existing partner companies, and interest expense related to the issuance by the Company of $200 million of Convertible Subordinated Notes in June 1999. These increases were partially offset by the elimination of interest due to the conversion of $71 million of the Company's 1996 Notes into the Company's Common Stock in the second quarter of 1999.

  Minority interest decreased as a result of decreased operating results at CompuCom. Future profitability at CompuCom will depend on its ability to successfully integrate the TASD acquisition into its operations, to effectively manage inventory levels in response to changes in its major suppliers' price protection and return programs, to grow its services business, to effectively manage the utilization of service personnel, and to respond to increased competition from its suppliers' direct selling initiatives. It also depends on CompuCom's ability to reduce operating expenses at a pace equal to the decline in margin percentages, competitive pricing, short-term interest rate fluctuations, general economic conditions, employee turnover and possible future litigation, as well as the risks and uncertainties set forth from time to time in CompuCom's other public reports and filings and public statements.

  The Company's effective tax rate decreased to 35% in 1999 compared to 40% for 1998 due to the realization of previously unrecorded tax benefits attributable to the difference between the book basis and tax basis of certain of the Company's holdings as well as the application of lower tax rates against realized investment gains.

  The Company's net earnings increased in 1999 compared to 1998 primarily due to higher gains related to the Company's holdings in Tellabs, partially offset by decreased earnings at CompuCom and reduced operating results for partner companies accounted for on the equity method. Other income of varying magnitude have been realized in recent years. The Company's net earnings could fluctuate significantly from period to period, depending on the operations of its holdings accounted for on the equity method and the timing of sales of securities. There can be no guarantee that the Company will report net earnings in each period.

  Six Months Ended June 30, 1999 Compared to June 30, 1998

  Net sales increased 25% to $1.3 billion in 1999 compared to $1.0 billion in 1998 as CompuCom experienced a 25% sales increase. The increase at CompuCom was due primarily to the acquisition of TASD during the second quarter of 1999. During the six months ended June 30, 1999, CompuCom continued to experience a decline in ASPs in desktops, laptops and servers when compared to the prior year. However, the rate of decline in ASPs has slowed compared to
  recent history.   Due to the declining ASPs, CompuCom's growth in desktop,
  laptop and server units shipped has outpaced its product revenue growth. CompuCom's service sales increased 19% to $143 million in 1999 from $120 million in 1998, which was primarily due to increases in both configuration and field engineering, which are typically driven in part by product unit sales volume. CompuCom represented 99% of the Company's total consolidated net sales in 1999.

  The Company's overall gross margin was 11.5% in 1999 compared to 13.8% in 1998. The decrease is primarily attributable to reduced product gross margins at CompuCom, which decreased to 7.8% in 1999 compared to 10.4% in 1998. CompuCom attributes this decline primarily to heightened competition from direct marketers and other corporate resellers and a reduction in manufacturer sponsored incentives. CompuCom's service gross margin was 33.9% in 1999 compared to 31.7% in 1998. The increase was primarily caused by increased performance in its field engineering business.

  Other income in 1999 includes a $79.6 million gain resulting from the increase in the market price of Tellabs and a $5.9 million gain on the sales of Tellabs stock. Other income in 1999 also includes the sale of the Company's holdings in Excite and a portion of its holdings in Diamond and distributions received from the Company's affiliated venture funds. Other income in 1998 included the sales of a portion of the Company's interest in Cambridge and distributions received from the Company's affiliated venture funds. Partially offsetting in these years were charges incurred in the disposition of certain partner companies, and provisions for equity ownership in partner companies and notes. Other income of varying magnitude has been realized in recent years, primarily as a result of the change in the fair value of the Company's holdings in Tellabs and the timing of sales of securities. Prior amounts are not necessarily indicative of amounts which may be realized in the future. As discussed in Note 5 to the Consolidated Financial Statements, the Company intends to change the classification of its Tellabs holdings in the third quarter of 1999. As a result, changes in the fair value of Tellabs holdings will no longer be included in the Company's net earnings.

  (Income) loss from equity holdings fluctuates with the Company's ownership percentage and the operating results of partner companies accounted for on the equity method. The change in income (loss) from equity holdings for the six months ended June 30, 1999 compared to the same period in 1998 reflects increased operating losses at certain partner companies, the elimination of the Company's share of earnings of Coherent a result of the Coherent/Tellabs merger, an increase in the number of companies accounted for on the equity method, a majority which have operating losses, and reduced operating results at Cambridge as a result of approximately $9 million of non-recurring charges.

  Selling and service expenses decreased in absolute dollars primarily due to CompuCom's cost reduction efforts related to the 1998 restructuring, partially offset by costs related to the TASD acquisition, which resulted in an increase in sales and sales support personnel and professional services fees related to the integration of TASD into CompuCom's operations. Selling and service expenses decreased as a percentage of sales primarily due to increased leverage of CompuCom's infrastructure resulting from the TASD acquisition and its own cost reduction efforts.

  General and administrative expenses increased in absolute dollars and as a percentage of sales primarily due to increased expenditures at CompuCom to continue the expansion of its electronic commerce capabilities, increases in distribution and administrative personnel to support CompuCom's revenue growth related to the TASD acquisition and increased expenses at the Company to support the growing activities of its partner companies. CompuCom's general and administrative expenses are reported net of reimbursements by certain manufacturers for specific training, promotional, and marketing programs. These reimbursements offset the expenses incurred by CompuCom.

  Depreciation and amortization increased primarily due to increased amortization at CompuCom as a result of the acquisitions completed during the second quarter of 1998.

  Interest and financing expense increased in 1999 compared to 1998 primarily as a result of amortization of fees at CompuCom resulting from the early termination of CompuCom's financing arrangements, and higher borrowing levels at CompuCom due to the acquisition of TASD. The increase was also due to higher average borrowing levels by the Company to fund interests in new or existing partner companies.

  Minority interest decreased as a result of decreased operating results at CompuCom.

  The Company's effective tax rate decreased to 35% in 1999 compared to 40% for 1998 due to the realization of previously unrecorded tax benefits attributable to the difference between the book basis and tax basis of certain of the Company's holdings as well as the application of lower tax rates against realized securities gains.

  The Company's net earnings increased significantly in 1999 compared to 1998 primarily due to higher gains related to the Company's holdings in Tellabs, partially offset by decreased earnings at CompuCom and reduced operating results for partner companies accounted for on the equity method. Other income of varying magnitude have been realized in recent years. The Company's net earnings could fluctuate significantly from period to period, depending on the operations of its holdings accounted for on the equity method and the timing of sales of securities. There can be no guarantee that the Company will report net earnings in each period.

  Liquidity and Capital Resources
  -------------------------------

  The Company has historically used its bank credit facility and proceeds from sales of securities to fund its cash requirements. In addition, in February 1996, the Company issued $115 million of 6% Convertible Subordinated Notes primarily to pay down its outstanding borrowings and fund commitments to new and existing partner companies. These notes were all converted into the Company's Common Stock prior to June 30, 1999. In June 1999, the Company issued $200 million of 5% Convertible Subordinated Notes due June 2006. The Notes are convertible into the Company's Common Stock at $77.625 per share, subject to adjustment under certain conditions. The Company used approximately $111 million of the net proceeds to repay all of the Company's outstanding indebtedness under its revolving credit facility and borrowings from partner companies.

  In April 1999, the Company notified the holders of its 1996 Convertible Subordinated Notes (1996 Notes) of its intent to redeem all of the outstanding 1996 Notes on June 2, 1999. Each 1996 Note was converted into shares of the Company's Common Stock at $28.985 per share prior to the redemption date. The Company issued 2.4 million shares as a result of the conversions.

  In March 1999, the Company entered into a forward sale contract relating to two million shares of its holdings in Tellabs, Inc. The Company pledged two million shares of Tellabs for three years and in return received approximately $71 million of cash. At the end of the term, the Company has the option to deliver cash or Tellabs shares with a value determined by the stock price of Tellabs at maturity. The number of Tellabs shares to be delivered at maturity ranges from 1.6 million to two million shares (or the cash value thereof). The proceeds from this financing transaction were used to pay down a portion of the Company's bank revolving credit facility.

  The Company has availability under its bank revolving credit facility of $200 million. Of the $200 million, $150 million matures in May 2002 and is secured by certain equity securities the Company holds of its publicly traded partner companies (the Pledged Securities), including CompuCom. The value of these Pledged Securities exceeds the total availability under the bank revolving credit facility. The remaining $50 million is unsecured, with availability limited to the lesser of $50 million or 10% of the value of the Pledged Securities. The $50 million facility matures in April 2000. There were no borrowings outstanding under the facilities at June 30, 1999.

  The Company has revolving credit facilities with certain partner companies whereby the Company may borrow up to $20 million from these partner companies on a revolving basis at a rate that varies with the Company's effective borrowing rate. At June 30, 1999, there were no borrowings under these agreements.

  During the first half of 1999, the Company utilized approximately $41 million to acquire interests in five new partner companies, including 4anything.com, Extant, SOTAS and Vitts. The Company also utilized approximately $71 million to acquire interests in its existing private partner companies and affiliated venture funds. In addition, the Company acquired an interest in aligne in exchange for 441,518 shares of the Company's Common Stock with a market value of approximately $17 million, and purchased approximately $30 million of shares of its publicly traded partner companies. During the first quarter of 1999, the Company sold a portion of its interests in Tellabs for net proceeds totaling $47 million.

  Availability under the Company's revolving credit facilities, cash and cash equivalents at June 30, 1999, and other internal sources of cash flow are expected to be sufficient to fund the Company's cash requirements through 1999, including commitments to new or existing partner companies and general corporate requirements. The Company is contingently obligated for approximately $32 million of guarantee commitments, and has committed capital of approximately $115 million to various partner companies, venture funds, and private equity partnerships, to be funded over the next several years.

  Availability under the Company's bank credit facility is determined by the market value of the publicly traded partner companies pledged as collateral. If the stock markets experience a significant decline, availability under the credit facilities could be reduced significantly and could have an adverse effect on the Company's ability to borrow under the facilities. In addition, the Company's ability to raise proceeds from sales of securities could also be adversely effected. As a result, the Company's ability to acquire interests in new partner companies and support its existing partner companies with additional funding could be limited.

  CompuCom maintains separate, independent financing arrangements, which are non-recourse to the Company and are secured by certain assets of CompuCom. During recent years, CompuCom has utilized bank financing arrangements and internally generated funds to fund its cash requirements. During the quarter ended March 31, 1999 CompuCom sold its corporate headquarters building in a sale/leaseback transaction. The proceeds for the sale were approximately $40 million, of which $36 million was used to pay down long-term debt. As part of the transaction, CompuCom entered into a 20-year operating lease on the building.

  In May 1999, CompuCom replaced its credit agreements with a $225 million working capital facility and a $175 million receivables securitization facility. The new $225 million working capital facility bears interest at a rate of LIBOR plus an agreed upon spread and is secured by certain assets of CompuCom. This facility is fully available subject to a borrowing base and compliance with certain covenants. As of June 30, 1999, CompuCom had sufficient collateral to enable it to fully utilize the working capital facility, and had $155 million outstanding as of June 30, 1999. The working capital facility will be reduced by $25 million in September 1999 and an additional $25 million in May 2000, and matures in May 2002. On the new $175 million receivables securitization, the effective rate is based on a designated short-term interest rate plus an agreed upon spread. This securitization has a term of 3 years, subject to certain covenant compliance. The securitization facility was fully utilized at June 30, 1999. CompuCom plans to increase the securitization facility to $250-$300 million in the second half of 1999. CompuCom does not expect its effective interest rate under the new facilities to be materially different from the levels it experienced in 1998.

  CompuCom's liquidity continues to be negatively impacted by the increase in the dollar volume of the rebate programs of its principal suppliers. Under these programs, CompuCom is required to pay a higher initial price for product and claim a rebate to reduce that price. The collection of these rebates can take several months. Due to the increased volume of product sold under these programs,

  CompuCom's initial price for the product is often higher than the sales price CompuCom can obtain from its customers. At June 1999, these programs are a major factor in CompuCom's financing needs. At June 30, 1999, CompuCom was owed approximately $83 million under these programs.

  In May 1999, CompuCom purchased from ENTEX Information Services, Inc. certain assets of its Technology Acquisition Services Division (TASD) in a cash transaction. Under the terms of the agreement, CompuCom paid approximately $137 million for the acquired assets.

  Consolidated working capital decreased to $216 million at June 30, 1999 from $252 million at December 31, 1998, primarily as a result of an increase in receivables and inventory, and the change in classification of Tellabs to non-current, partially offset by an increase in accounts payable, all a result of the TASD acquisition by CompuCom.

  The Company's operations are not capital intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. Capital asset requirements are generally funded through bank credit facilities, internally generated funds or other financing sources. There were no material capital asset purchase commitments at June 30, 1999.

  Year 2000 Readiness Disclosure
  ------------------------------

  The Company is currently addressing the Year 2000 issue, which results from the fact that many computer programs were previously written using two digits rather than four to define the applicable year. Programs written in this way may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has completed its assessment of its computer information systems. The Company has replaced all computer systems and software which were determined to be non-compliant. These replacements were generally part of the Company's program of regularly upgrading its computer systems, and the Company has not incurred and does not expect to incur any material extraordinary expense to remediate its systems. The Company has completed testing and implementation of its computer systems. The Company has received verification from its vendors that its information systems are Year 2000 ready. If the Company determines that any of its non-information systems are non-compliant and are at risk to not be remedied in time, it will develop a contingency plan.

  The Company has engaged in a regular program of surveying its partner companies regarding their Year 2000 readiness. The Company's most significant consolidated subsidiary, CompuCom, has completed initial assessment of its computer information systems, and plans to complete testing, remediation and validation by September 1999. CompuCom completed three business acquisitions during 1998 and one during 1999. CompuCom has integrated the operations of those companies, including replacing their major information systems with CompuCom's information systems. CompuCom has surveyed its vendors and suppliers regarding their Year 2000 readiness, and has received confirmation of compliance for the systems currently in use. CompuCom upgraded, replaced, or decommissioned all non-compliant vendors' systems. As a reseller of computer products, CompuCom only passes through to its customers the applicable vendor's warranties; it makes no warranties regarding Year 2000 compliance on any of the products it resells. However, if one of CompuCom's major vendors or suppliers is found to be Year 2000 non-compliant, CompuCom could experience a material adverse effect on its results of operations. CompuCom is currently developing a contingency plan to operate in the event its computer systems or those of its vendors, suppliers, or customers are not Year 2000 compliant. CompuCom currently anticipates that it will spend approximately $1.4 million on Year 2000 compliance, of which approximately $934,000 has been spent through June 1999.

  The Company's other partner companies have completed or nearly completed assessing their internal systems for Year 2000 readiness. The partner companies are in varying stages of assessing Year 2000 readiness of their vendors, business partners, and customers. The partner companies are also in varying stages of developing contingency plans to operate in the event of a Year 2000 problem. Most of the partner companies are in the business of providing software products, information technology services, or outsourcing services. Those partner companies which produce software or products with embedded programming believe that the current version of their products are Year 2000 compliant. Certain partner companies are continuing to determine the extent to which previously sold software products and services were non-compliant. Some older companies may not be able to assess products sold many years ago. The partner companies generally have attempted to enter into software license agreements and service agreements with their customers that limit their liability, including for Year 2000 problems. Many of the software companies' customers have maintenance agreements under which the company will upgrade previously sold software to Year 2000 compliant versions. They are generally encouraging their other customers to upgrade older non-compliant versions to new compliant versions. The total cost and time which will be incurred by the partner companies on the Year 2000 readiness effort cannot presently be determined. There can be no assurance that all necessary work will be completed in time, or that such costs will not materially adversely impact one or more of such partner companies. In addition, required spending on the Year 2000 effort will cause customers of most of the Company's partner companies to reallocate at least part of their information systems budgets. Although several partner companies have offerings which may be useful in such efforts, such reallocations could materially adversely affect the results of operations of many partner companies. A most reasonably likely worst case scenario for the Company would arise if its partner companies were to be held responsible by their clients for failure in the clients' IT systems due to Year 2000 non compliance. Such claims could be complicated and costly to defend, regardless of the merit of the claims.

  Recent Accounting Pronouncement
  -------------------------------

  The Financial Accounting Standards Board (FASB) has issued Statements of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 135, "Recision of FASB Statement No. 75 and Technical Corrections." SFAS No. 137 delays the effective date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 135 provides technical corrections to some 29 accounting pronouncements. It is effective for fiscal years ending after February 15, 1999. Management has not yet determined the impact that the adoption of these statements may have on earnings, financial condition and liquidity of the Company. The Company plans to adopt SFAS No. 133 by January 1, 2001 and SFAS No. 135 by December 31, 1999, respectfully, as permitted by these accounting standards.

  Safe Harbor Statement
  ---------------------

  Certain statements in this document describing the plans, goals, strategies, intentions, forecasts, and expectations of the Company or its partner companies constitute what are sometimes termed "forward-looking statements." The following important factors could cause actual results to differ materially from those in such forward-looking statements.

  The information technology industry is highly competitive, characterized by rapid product development cycles, frequent price reductions, and early product obsolescence, and is generally dominated by companies with greater resources than the Company and its partner companies. Certain of the Company's partner companies offer complex products or services which have lengthy sales cycles, which makes sales forecasts difficult to make, and can lead to substantial fluctuations in quarterly operating results. Emerging technology companies, including many of the Company's partner companies, often encounter obstacles and delays in developing products, service offerings, and markets.

  Competition to acquire successful emerging information technology companies is substantial, particularly in the areas the Company is targeting. The Company may not be able to invest in companies in the targeted areas at valuations it considers to be reasonable. The Company is dependent on the financial market for information technology companies in general and for initial public offerings of those companies in particular. The market for securities of internet-related companies in particular is extremely volatile. If those markets become unfavorable for an extended period of time, the Company's ability to complete rights offerings and IPO's of its partner companies when planned and the Company's ability to generate gains from sales of securities could be materially adversely affected. In addition, the Company's ability to borrow under its revolving credit facilities could be adversely affected as availability under these facilities is determined by the value of the publicly traded securities pledged by the Company as collateral. As a result, the Company's ability to acquire interests in new partner companies and support its existing partner companies with additional funding could be limited.

  Clients of the Company's partner companies could reallocate part or all of their information systems budgets to address the Year 2000 issue, which could materially reduce the demand for the products and services of the Company's partner companies. The Company's and its partner companies' business operations could be materially adversely affected if they or their vendors, business partners, or customers do not timely complete any necessary remediation efforts to their own systems and products. There is likely to be an extraordinary amount of litigation regarding the Year 2000 issue over the next several years, and information technology providers may be attractive targets for such litigation. Such litigation could have a material adverse impact on the Company's and its partner companies' operations and financial conditions.

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

  Safeguard is exposed to equity price risks on its ownership interests in publicly traded and other securities, most of which we acquired as private companies and took public through rights offerings. These securities are generally in companies in the information technology industry sector. Many of the companies are considered small capitalization stocks. Safeguard typically does not attempt to reduce or eliminate its market exposure on securities. A 20% decrease in equity prices would result in an approximate $140 million decrease in the fair value of our publicly traded securities accounted for on the equity method or classified as available-for-sale at June 30, 1999. Approximately $218 million of the value of these equity securities at June 30, 1999 consisted of our holdings in Sanchez Computer Associates, and $169 million consisted of our holdings in Cambridge. A 20% decrease in equity prices at June 30, 1999 would result in an approximate $46 million decrease in the fair value of our holdings in Tellabs. Our Tellabs shares are classified as trading securities. Fluctuations in the market price of trading securities are included in net earnings. In March 1999, the Company entered into a forward sale contract related to two million shares of its holding in Tellabs, Inc. The Company pledged two million shares of Tellabs for three years and in return received approximately $71 million in cash. At the end of the term, the Company has the option to deliver cash or Tellabs shares with a value determined by the stock price of Tellabs at maturity. The number of Tellabs shares to be delivered at maturity ranges from 1.6 million to two million shares (or the cash value thereof).

  Availability under Safeguard's bank credit facilities is determined by the market value of the publicly traded securities pledged as collateral. As of June 30, 1999, Safeguard had sufficient collateral to enable it to fully utilize this facility. Additionally, Safeguard is exposed to interest rate risk primarily through its bank credit facility. At June 30, 1999, there were no borrowings outstanding.

  CompuCom is exposed to interest rate risk primarily through its receivables securitization and working capital facilities. CompuCom utilizes borrowings on these facilities to meet its working capital needs and other borrowing needs. At June 30, 1999, the securitization facility had borrowings of approximately $175 million and the working capital facility had borrowings of $115 million. If CompuCom's effective interest rate were to increase 75 basis points (.75%), the effect on the Company's financial statements would not be material.

  Item 4.  Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           The Company held its Annual Meeting of Shareholders on May 20, 1999. At the meeting, the shareholders voted in favor of the following items listed in the Proxy Statement dated April 12, 1999:



  I.       ELECTION OF DIRECTORS



                                                  FOR           WITHHELD
                                               ----------       --------
  Warren V. Musser                             29,858,761        101,202
  Judith Areen                                 29,851,636        108,327
  Vincent G. Bell, Jr.                         29,856,907        103,056
  Michael J. Emmi                              29,860,212         99,751
  Robert A. Fox                                29,857,262        102,701
  Robert E. Keith, Jr.                         29,864,450         95,513
  Jack L. Messman                              29,859,245        100,718
  Russell E. Palmer                            29,863,945         96,018
  John W. Poduska, Sr., Ph.D.                  29,865,620         94,343
  Heinz Schimmelbusch, Ph.D.                   29,860,960         99,003
  Hubert J.P. Schoemaker, Ph.D.                29,380,606        579,357
  Harry Wallaesa                               29,862,016         97,947
  Carl J. Yankowski                            29,841,965        117,998

  II.      PROPOSAL TO ADOPT THE 1999 EQUITY COMPENSATION PLAN

              FOR         AGAINST      ABSTAIN
           ----------     -------      -------
           16,213,431    3,645,193     167,268

  III. PROPOSAL TO APPROVE AN ADMENDMENT TO OUR ARTICLES OF INCORPORATION TO INCREASE THE AUTHORIZED SHARES OF COMMON STOCK

              FOR         AGAINST      ABSTAIN
           ----------    ---------     -------
           26,484,479    3,379,663      95,121

  IV. PROPOSAL TO APPROVE AN AMENDMENT TO OUR ARTICLES OF INCORPORATION TO INCREASE THE AUTHORIZED SHARES OF PREFERRED STOCK

              FOR         AGAINST      ABSTAIN
           ----------     -------      -------
           16,018,677    3,862,360     144,855

  Item 6.  Exhibits and Reports on Form 8-K
           --------------------------------

       (a) Exhibits
           Number                           Description
           ------                           -----------

           2.1 Asset Purchase Agreement, dated as of May 10, 1999 by and between CompuCom Systems, Inc. and Entex Information Services, Inc./(2)/

           4.1         Safeguard Scientifics, Inc. 1999 Equity Compensation
                       Plan*

           4.2 Registration Rights Agreement between Safeguard Scientifics, Inc. and Credit Suisse First Boston Corporation*

           4.3 Purchase Agreement of Safeguard Scientifics, Inc. to issue and sell to Credit Suisse First Boston Corporation Convertible Subordinated Notes due June 15, 2006. (Exhibits omitted)*

          10.1 Amendment to Amended and Restated Credit Agreement, dated April 12, 1999, among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Safeguard Delaware, Inc. and PNC Bank, N.A. (Exhibits omitted)./(1)/

          10.2 Form of Promissory Notes dated June 11, 1999 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants*

          10.3 Non-Competition, Referral and Non-Disclosure Agreement dated as of May 10, 1999, by and between CompuCom Systems, Inc. and ENTEX Information Services, Inc./(2)/

          10.4 CompuCom Receivables MasterTrust I Pooling and Servicing Agreement, dated as of May 7, 1999, between Norwest Bank Minnesota National Association, CompuCom Systems, Inc., and CSI Funding, Inc.*

          10.5 CompuCom Receivables MasterTrust I Pooling and Servicing Agreement Series 1999-1 Supplement, dated as of May 7, 1999, among PNC Bank, National Association, Market Street Capital Corporation, Norwest Bank Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding, Inc.*

          10.6 Inventory and Working Capital Financing Agreement, dated as of May 11, 1999, between IBM Credit Corporation and CompuCom Systems, Inc.*

          10.7 Attachment A to Inventory and Working Capital Financing Agreement dated May 11, 1999.*

          10.8 Receivables Contribution and Sale Agreement dated May 7, 1999 between CompuCom Systems, Inc. and CSI Funding, Inc.*

          27         Financial Data Schedule (electronic filing only)*

           *  filed herewith
          (1) Incorporated by reference from registrant's Form 10-Q for the quarter ended March 31, 1999 dated May 17, 1999 and made a part hereof by such reference.
          (2) Incorporated by reference from registrant's 8-K dated May 10, 1999 and made a part hereof by such reference.


  (b) On May 25, 1999, the Company filed a report on Form 8-K dated May 10, 1999 in conjunction with the acquisition of certain assets of Entex Information Systems, Inc.'s Technology Acquisition Services Division by CompuCom Systems, Inc., the Company's majority-owned subsidiary. CompuCom purchased product inventory, certain fixed assets and Entex's Kentucky distribution center for approximately $137 million in cash.

       On July 26, 1999, the Company filed a report on Form 8-K/A which amended
       Item 7 of the Form 8-K filed by the Company on May 25, 1999 to include financial statements that were not available at the time of the filing of the initial report.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SAFEGUARD SCIENTIFICS, INC.
                                  (Registrant)



Date: August 16, 1999     /s/ Harry Wallaesa
                          ------------------------------------------------------
                          Harry Wallaesa
                          President and Chief Operating Officer



Date: August 16, 1999     /s/ Michael W. Miles
                          ------------------------------------------------------
                          Michael W. Miles
                          Senior Vice President and Chief Financial Officer
                          (Principal Financial and Principal Accounting Officer)