Form 10-Q/A
period 1999-06-30
SAFEGUARD SCIENTIFICS INC ET AL
filed 1999-09-03
CIK 86115

                                  FORM 10-Q/A
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

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

800 The Safeguard Building,             435 Devon Park Drive Wayne, PA 19087
--------------------------------------------------------------------------------
(Address of principal executive                                      (Zip Code)
offices)

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
                Yes  X        No ____
                    ---

Number of shares outstanding as of    August 30, 1999

Common Stock                          34,760,585

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

           4.1           Safeguard Scientifics, Inc. 1999 Equity Compensation
                         Plan/(3)/

           4.2           Indenture, dated as of June 9, 1999, between Safeguard
                         Scientifics, Inc. and Chase Manhattan Trust Company,
                         National Association, as trustee, including the form of 5.0% Convertible Subordinated Note due 2006 *

           4.3 Purchase Agreement of Safeguard Scientifics, Inc. to issue and sell to Credit Suisse First Boston
                         Corporation Convertible Subordinated Notes due June 15,
                         2006. (Exhibits omitted)/(3)/

           4.4           Registration Rights Agreement between Safeguard
                         Scientifics, Inc. and Credit Suisse First Boston
                         Corporation *

          10.1 Amendment to Amended and Restated Credit Agreement, dated April 12, 1999, among Safeguard Scientifics,
                         Inc., Safeguard Scientifics (Delaware), Inc., Safeguard
                         Delaware, Inc. and PNC Bank, N.A. (Exhibits omitted).
                         /(1)/

          10.2 Form of Promissory Notes dated June 11, 1999 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants/(3)/

          10.3 Non-Competition, Referral and Non-Disclosure Agreement dated as of May 10, 1999, by and between CompuCom
                         Systems, Inc. and ENTEX Information Services, Inc./(2)/

          10.4           CompuCom Receivables MasterTrust I Pooling and
                         Servicing Agreement, dated as of May 7, 1999, between
                         Norwest Bank Minnesota National Association, CompuCom
                         Systems, Inc., and CSI Funding, Inc./(3)/

          10.5           CompuCom Receivables MasterTrust I Pooling and
                         Servicing Agreement Series 1999-1 Supplement, dated as of May 7, 1999, among PNC Bank, National Association,
                         Market Street Capital Corporation, Norwest Bank
                         Minnesota, National Association, CompuCom Systems,
                         Inc., and CSI Funding, Inc./(3)/

          10.6 Inventory and Working Capital Financing Agreement, dated as of May 11, 1999, between IBM Credit
                         Corporation and CompuCom Systems, Inc./(3)/

          10.7           Attachment A to Inventory and Working Capital Financing
                         Agreement dated May 11, 1999./(3)/

          10.8           Receivables Contribution and Sale Agreement dated May
                         7, 1999 between CompuCom Systems, Inc. and CSI Funding,
                         Inc./(3)/

          27             Financial Data Schedule (electronic filing only)/(3)/

          *   filed herewith
         (1) Incorporated by reference from registrant's Form 10-Q for the quarter ended March 31, 1999 dated May 17, 1999 and made a part hereof by such reference.
         (2) Incorporated by reference from registrant's 8-K dated May 10, 1999 and made a part hereof by such reference.
         (3) Incorporated by reference from registrant's Form 10-Q for the quarter ended June 30, 1999 dated August 16, 1999 and made a part hereof by such reference.

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


                                   SAFEGUARD SCIENTIFICS, INC.
                                             (Registrant)


Date:   September 3, 1999          /s/ Michael W. Miles
                                   ---------------------------------------------
                                   Michael W. Miles
                                   Senior Vice President and Chief Financial
                                   Officer
                                   (Principal Financial and Principal Accounting
                                   Officer)

                                 EXHIBIT INDEX
                                 -------------

           2.1 Asset Purchase Agreement, dated as of May 10, 1999 by and between CompuCom Systems, Inc. and Entex
                         Information Services, Inc./(2)/

           4.1           Safeguard Scientifics, Inc. 1999 Equity Compensation
                         Plan/(3)/

           4.2           Indenture, dated as of June 9, 1999, between Safeguard
                         Scientifics, Inc. and Chase Manhattan Trust Company,
                         National Association, as trustee, including the form of 5.0% Convertible Subordinated Note due 2006 *

           4.3 Purchase Agreement of Safeguard Scientifics, Inc. to issue and sell to Credit Suisse First Boston
                         Corporation Convertible Subordinated Notes due June 15,
                         2006. (Exhibits omitted)/(3)/

           4.4           Registration Rights Agreement between Safeguard
                         Scientifics, Inc. and Credit Suisse First Boston
                         Corporation *

          10.1 Amendment to Amended and Restated Credit Agreement, dated April 12, 1999, among Safeguard Scientifics,
                         Inc., Safeguard Scientifics (Delaware), Inc., Safeguard
                         Delaware, Inc. and PNC Bank, N.A. (Exhibits omitted).
                         /(1)/

          10.2 Form of Promissory Notes dated June 11, 1999 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants/(3)/

          10.3 Non-Competition, Referral and Non-Disclosure Agreement dated as of May 10, 1999, by and between CompuCom
                         Systems, Inc. and ENTEX Information Services, Inc./(2)/

          10.4           CompuCom Receivables MasterTrust I Pooling and
                         Servicing Agreement, dated as of May 7, 1999, between
                         Norwest Bank Minnesota National Association, CompuCom
                         Systems, Inc., and CSI Funding, Inc./(3)/

          10.5           CompuCom Receivables MasterTrust I Pooling and
                         Servicing Agreement Series 1999-1 Supplement, dated as of May 7, 1999, among PNC Bank, National Association,
                         Market Street Capital Corporation, Norwest Bank
                         Minnesota, National Association, CompuCom Systems,
                         Inc., and CSI Funding, Inc./(3)/

          10.6 Inventory and Working Capital Financing Agreement, dated as of May 11, 1999, between IBM Credit
                         Corporation and CompuCom Systems, Inc./(3)/

          10.7           Attachment A to Inventory and Working Capital Financing
                         Agreement dated May 11, 1999./(3)/

          10.8           Receivables Contribution and Sale Agreement dated May
                         7, 1999 between CompuCom Systems, Inc. and CSI Funding,
                         Inc./(3)/

          27             Financial Data Schedule (electronic filing only)/(3)/

          *   filed herewith
         (1) Incorporated by reference from registrant's Form 10-Q for the quarter ended March 31, 1999 dated May 17, 1999 and made a part hereof by such reference.
         (2) Incorporated by reference from registrant's 8-K dated May 10, 1999 and made a part hereof by such reference.
         (3) Incorporated by reference from registrant's Form 10-Q for the quarter ended June 30, 1999 dated August 16, 1999 and made a part hereof by such reference.