Form 10-Q
period 1999-09-30
SAFEGUARD SCIENTIFICS INC ET AL
filed 1999-11-15
CIK 86115

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended  September 30, 1999      Commission File Number   1-5620
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

800 The Safeguard Building,    435 Devon Park Drive  Wayne, PA     19087
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (610) 293-0600
                                                              -----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes      X        No
                                  ---------       ----------

Number of shares outstanding as of              November 12, 1999

Common Stock                                    34,825,229

                          SAFEGUARD SCIENTIFICS, INC.
                          QUARTERLY REPORT FORM 10-Q

                                     INDEX

                   PART I - FINANCIAL INFORMATION                           Page
                   ------------------------------                           ----

Item 1 - Financial Statements:

 Consolidated Balance Sheets -
 September 30, 1999 (unaudited) and December 31, 1998......................... 3

 Consolidated Statements of Operations (unaudited) -
 Three and Nine Months Ended September 30, 1999 and 1998...................... 4

 Consolidated Statements of Cash Flows (unaudited) -
 Nine Months Ended September 30, 1999 and 1998................................ 5

 Notes to Consolidated Financial Statements................................... 6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................17

Item 3 - Quantitative and Qualitative Disclosures About Market Risk...........30


                          PART II - OTHER INFORMATION
                          ---------------------------

Item 5 - Other Information....................................................31

Item 6 - Exhibits and Reports on Form 8-K.....................................32

Signatures....................................................................34

                          SAFEGUARD SCIENTIFICS, INC.
                          Consolidated Balance Sheets
                                 (in thousands)

                                                                          September 30,                December 31,
 Assets                                                                       1999                         1998
                                                                         --------------              ---------------
                                                                          (UNAUDITED)
Current Assets
  Cash and cash equivalents                                              $       71,538              $         6,257
  Short-term investments                                                              -                      143,103
  Receivables less allowances                                                   358,767                      296,093
  Inventories                                                                   156,406                      138,551
  Other current assets                                                            4,325                        5,006
                                                                         --------------              ---------------
    Total current assets                                                        591,036                      589,010

Property, Plant, and Equipment, Net                                              67,937                       96,840

Other Assets
  Equity ownership in partner companies                                         611,573                      288,336
  Notes and other receivables                                                    36,365                       20,182
  Excess of cost over net assets of businesses acquired, net                    119,329                       65,137
  Other                                                                          29,389                        9,185
                                                                         --------------              ---------------
    Total other assets                                                          796,656                      382,840
                                                                         --------------              ---------------
Total Assets                                                             $    1,455,629              $     1,068,690
                                                                         ==============              ===============
Liabilities and Shareholders' Equity

Current Liabilities
  Current debt obligations                                               $        4,818              $        2,366
  Accounts payable                                                              183,242                      161,700
  Accrued expenses                                                              116,176                      172,953
                                                                         --------------              ---------------
    Total current liabilities                                                   304,236                      337,019

Long-Term Debt                                                                  165,149                      205,044

Deferred Taxes                                                                   58,379                       12,562
Minority Interest                                                                99,617                       98,544
Other Long-Term Liabilities                                                     147,975                        1,317

Convertible Subordinated Notes                                                  200,000                       71,345

Shareholders' Equity
  Common stock                                                                    3,480                        3,280
  Additional paid-in capital                                                    133,142                       62,470
  Retained earnings                                                             306,572                      261,594
  Accumulated other comprehensive income                                         39,347                       37,294
  Treasury stock, at cost                                                        (2,268)                     (21,779)
                                                                         --------------              ---------------
    Total shareholders' equity                                                  480,273                      342,859
                                                                         --------------              ---------------
Total Liabilities and Shareholders' Equity                               $    1,455,629              $     1,068,690
                                                                         ==============              ===============

See notes to consolidated financial statements.

                          SAFEGUARD SCIENTIFICS, INC.
                     Consolidated Statements of Operations
                      (in thousands except per share data)

                                                           Three Months Ended                         Nine Months Ended
                                                              September 30                              September 30
                                                 -------------------------------------     --------------------------------------
                                                       1999                 1998                 1999                  1998
                                                 ----------------     ----------------     ----------------     -----------------
                                                                (UNAUDITED)                             (UNAUDITED)
Revenues
  Net Sales
     Product                                     $        809,683     $        535,850     $      1,965,287     $       1,449,220
     Service                                               87,973               73,203              241,637               204,265
                                                 ----------------     ----------------     ----------------     -----------------
  Total net sales                                         897,656              609,053            2,206,924             1,653,485

  Other income, net                                        35,606              104,392              125,801               128,320
                                                 ----------------     ----------------     ----------------     -----------------

      Total revenues                                      933,262              713,445            2,332,725             1,781,805

Costs and Expenses
  Cost of sales- product                                  740,898              482,128            1,800,806             1,295,217
  Cost of sales- service                                   55,138               48,269              154,260               135,293
  Selling and service                                      48,578               46,570              127,520               127,336
  General and administrative                               38,443               24,763               99,927                69,021
  Depreciation and amortization                            10,042                5,968               25,379                15,879
  Interest and financing                                   10,136                8,651               26,664                21,145
  Loss from equity holdings, net                           10,846                4,714               23,802                   467
                                                 ----------------     ----------------     ----------------     -----------------
     Total costs and expenses                             914,081              621,063            2,258,358             1,664,358
                                                 ----------------     ----------------     ----------------     -----------------

Earnings Before Minority Interest and
   Taxes on Income                                         19,181               92,382               74,367               117,447
    Minority interest                                      (4,847)                (818)              (5,170)               (7,407)
                                                 ----------------     ----------------     ----------------     -----------------

Earnings Before Taxes On Income                            14,334               91,564               69,197               110,040

    Provision for taxes on income                           5,017               32,322               24,219                39,712
                                                 ----------------     ----------------     ----------------     -----------------
Net Earnings                                     $          9,317     $         59,242     $         44,978     $          70,328
                                                 ================     ================     ================     =================

Earnings Per Share
   Basic                                         $           0.27     $           1.85     $           1.35     $            2.20
   Diluted                                       $           0.26     $           1.71     $           1.29     $            2.04

Average Common Shares Outstanding
   Basic                                                   34,761               32,010               33,339                31,920
   Diluted                                                 35,509               34,983               35,380                35,112

See notes to consolidated financial statements.

                          SAFEGUARD SCIENTIFICS, INC.
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                             Nine Months Ended September 30,
                                                                       ------------------------------------------
                                                                              1999                     1998
                                                                       -----------------         ----------------
                                                                                       (UNAUDITED)
Operating Activities
Net earnings                                                           $          44,978         $         70,328
Adjustments to reconcile net earnings to cash provided (used)
   by operating activities
   Depreciation and amortization                                                  25,379                   15,879
   Deferred income taxes                                                          10,252                   (9,202)
   Loss from equity holdings, net                                                 23,802                      467
   Other income, net, from sales of securities and other gains                  (113,378)                (117,495)
   Minority interest, net                                                          3,102                    4,444
Cash provided (used) by changes in working capital items,
 excluding the effect of business acquisitions
   Receivables                                                                   (63,068)                    (153)
   Inventories                                                                    76,972                   62,799
   Accounts payable, accrued expenses, and other                                  (8,406)                  18,304
                                                                       -----------------         ----------------
Cash provided (used) by operating activities                                        (367)                  45,371
Proceeds from sales of securities and other gains, net                            79,718                   36,811
                                                                       -----------------         ----------------
Cash provided by operating activities and
   sales of securities and other gains, net                                       79,351                   82,182

Other Investing Activities
  Equity ownership and notes acquired, net                                      (193,436)                (112,565)
  Business acquisitions, net of cash acquired                                   (147,235)                 (49,288)
  Capital expenditures                                                            (8,398)                 (14,902)
  Proceeds from sale of building                                                  39,791                        -
  Other, net                                                                      (1,652)                  (1,478)
                                                                       -----------------         ----------------
Cash used by other investing activities                                         (310,930)                (178,233)

Financing Activities
  Net borrowings (repayments) on revolving credit facilities                     (13,797)                 100,483
  Net borrowings (repayments) on term debt                                       (25,622)                   1,868
  Issuance of convertible subordinated notes, net                                193,852                        -
  Proceeds from financial instruments, net                                       139,309                        -
  Repurchase of Company common stock                                              (2,695)                  (9,867)
  Issuance of Company common stock                                                 4,580                    2,386
  Issuance of subsidiary common stock                                              1,233                      738
                                                                       -----------------         ----------------
Cash provided by financing activities                                            296,860                   95,608
                                                                       -----------------         ----------------
Increase (Decrease) in Cash and Cash Equivalents                                  65,281                     (443)
Cash and Cash Equivalents - beginning of year                                      6,257                    5,382
                                                                       -----------------         ----------------
Cash and Cash Equivalents - End of Period                              $          71,538         $          4,939
                                                                       =================         ================

See notes to consolidated financial statements.

                          SAFEGUARD SCIENTIFICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

                                                    Three Months Ended              Nine Months Ended
                                                    September 30, 1998              September 30, 1998
                                                    ------------------              ------------------
     Total Revenues                                         $1,154,736                      $3,382,337
     Net Earnings                                           $   55,068                      $   61,911
     Diluted earnings per share                             $     1.59                      $     1.82

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

                                                    Nine Months Ended
                                                    September 30, 1999
                                                    ------------------

     Total Revenues                                         $2,956,654
     Net Earnings                                           $   39,652
     Diluted earnings per share                             $     1.15

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

                                                           Three Months Ended September 30,      Nine Months Ended September 30,
                                                           --------------------------------      ------------------------------
                                                                1999                1998              1999             1998
                                                           --------------------------------------------------------------------
                                                                                          (Unaudited)
     Net Earnings                                          $       9,317      $      59,242      $     44,978     $      70,328
                                                           -------------      -------------      ------------     -------------
     Other Comprehensive Income (Loss), Before Taxes:
          Unrealized holding gains (losses)                      (13,448)           (21,262)          (24,430)           (1,071)
          Reclassification adjustments                            (1,524)                 -           (10,026)            1,058
     Related Tax (Expense) Benefit:
          Unrealized holding gains (losses)                        4,707              7,222             8,551               375
          Reclassification adjustments                               533                  -             3,509              (370)
                                                           -------------      -------------      ------------     -------------
     Other Comprehensive Income (Loss)                            (9,732)           (14,040)          (22,396)               (8)
                                                           -------------      -------------      ------------     -------------
     Comprehensive Income (Loss)                           $        (415)     $      45,202      $     22,582     $      70,320
                                                           =============      =============      ============     =============

In August 1999, the Company recorded an adjustment in accumulated other comprehensive income for $24.4 million related to the change in classification of its Tellabs holdings.

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

     In August 1999, the Company entered into an additional forward sale contract on its remaining Tellabs holdings. The Company pledged 1.4 million shares of Tellabs for three years and in return received approximately $68 million of cash. At the end of the term, the Company has the option to deliver cash or Tellabs shares with a value determined by the stock price of Tellabs at maturity. The number of Tellabs shares to be delivered at maturity ranges from 1.1 million to 1.4 million shares (or the cash value thereof). The proceeds from this transaction are being used primarily to acquire interests in or make advances to new and existing partner companies and affiliated venture funds. The liability related to this transaction is included in "Other Long-Term Liabilities" on the Consolidated Balance Sheets.

     Under these contracts, all of the Company's holdings in Tellabs are pledged under forward sale contracts that expire in 2002. As a result of the restrictions on the sale of these shares under these contracts, the Company changed the classification of these holdings to available-for-sale in August of 1999. As a result, the Company's holdings in Tellabs are included in non-current assets under the caption "Equity Ownership in Partner Companies" as of September 30, 1999.

     All share data related to Tellabs common stock have been retroactively adjusted to reflect a two-for-one stock split effective May 17, 1999.

6.   Equity Ownership in Partner Companies
     -------------------------------------

     The following summarizes the Company's non-current holdings in partner companies (in thousands). These holdings are classified according to the applicable accounting method at September 30, 1999. Market value reflects the price of publicly traded securities at the close of business at the respective date. Unrealized appreciation reflects the net excess of market value over carrying value of publicly traded securities classified as available-for-sale under the cost method.


                                                  September 30, 1999                  December 31, 1998
                                           -----------------------------      -------------------------------
                                             Carrying          Market            Carrying           Market
                                               Value            Value              Value            Value
                                           ------------     ------------      -------------     -------------
                                                     (Unaudited)
       Equity Method
        Cambridge                          $     51,675      $   140,612      $      35,248     $     190,217
        ChromaVision                             14,891           66,558             11,304            22,419
        DocuCorp                                  9,956           19,880              3,226             8,035
        Internet Capital Group                   55,752        1,594,468             19,183            19,183(b)
        OAO                                      16,484           16,934             16,472            16,551
        Sanchez                                  11,576          220,872             10,620            91,965
        USDATA                                   17,377           19,972              7,053             5,545
        US Interactive                           10,314           55,308             10,832            10,832(b)
        Non-public companies                    106,080                              72,180
                                           ------------                       -------------
                                                294,105                             186,118
       Cost Method
        Tellabs                                 212,731          192,130                  -                 -(a)
        Diamond                                   2,583           44,560              3,120            21,337
        e4L                                       1,457            5,985              2,035            32,299
        First Consulting Group                    9,115            5,821              8,490            11,308
        Other public companies                    9,059            8,637              5,579            11,648
        Unrealized appreciation                  22,188                              57,368
        Non-public companies                     60,335                              25,626
                                           ------------                       -------------
                                           $    611,573                       $     288,336
                                           ============                       =============

     (a) The market value of Tellabs of $143 million at December 31, 1998 is included in "Short-term Investments" on the Consolidated Balance Sheets.
     (b) The market values of Internet Capital Group and US Interactive equal their carrying values at December 31, 1998 since Internet Capital Group and US Interactive were not publicly traded until 1999.

     The following summarized unaudited financial information for partner companies accounted for on the equity method at September 30, 1999 has been compiled from the unaudited financial statements of the respective companies and reflects certain historical adjustments (in thousands):

                                               Three Months Ended September 30,     Nine Months Ended September 30,
                                              ---------------------------------     -------------------------------
                                                   1999               1998               1999              1998
                                              --------------     --------------     -------------     -------------
     Net Sales
        Public companies                      $      244,297     $      211,677     $     696,731     $     601,281
        Non-public companies:
           Intellisource                              33,773             35,480           106,499            97,483
           Kanbay                                     11,540             10,056            32,004            25,882
           MultiGen-Paradigm                           3,725              3,400            13,861            12,407
           Pac-West Telecomm                          37,016              9,500            67,280            29,432
           QuestOne                                    3,972              3,162            12,203             6,871
           Other                                       7,247             12,874            25,226            37,800
                                              --------------     --------------     -------------     -------------
                                              $      341,570     $      286,149     $     953,804     $     811,156
                                              ==============     ==============     =============     =============

7.   Debt
     ----

     The Company has available $200 million under its bank revolving credit facilities. Of the $200 million, $150 million matures in May 2002 and is secured by certain equity securities the Company holds of its publicly traded partner companies (the Pledged Securities), including CompuCom. The remaining $50 million is unsecured, with availability limited to the lesser of $50 million or 10% of the value of the Pledged Securities. The $50 million facility had an original maturity date of April 1999, which the Company has extended to April 2000. There were no borrowings outstanding under the total facility at September 30, 1999.

     In the first quarter of 1999, CompuCom sold its corporate headquarters building in a sale/leaseback transaction. The proceeds from the sale were used to pay down CompuCom's long-term debt. As part of the transaction, CompuCom entered into a 20-year operating lease on the building.

     In May 1999, CompuCom replaced its credit agreements with a $225 million working capital facility and a $175 million receivables securitization facility. The new $225 million working capital facility bears interest at a rate of LIBOR plus an agreed upon spread and is secured by certain assets of CompuCom. This facility is fully available subject to a borrowing base and compliance with certain covenants. As of September 30, 1999, CompuCom had sufficient collateral to enable it to fully utilize the working capital facility, and had $150 million outstanding as of September 30, 1999. The working capital facility was reduced by $25 million in September 1999 and will be reduced by an additional $25 million in May 2000, and matures in May 2002. On the new $175 million receivables securitization, the effective rate is based on a designated short-term interest rate plus an agreed upon spread. This securitization has a term of three years, subject to certain covenant compliance. The securitization facility allows CompuCom to sell an interest in its accounts receivable on a revolving basis and is accounted for as a sale of accounts receivable in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As planned, the Company increased the securitization to $250 million in September 1999. The securitization facility was fully utilized at September 30, 1999.

     The following is a summary of long-term debt (in thousands):

                                                                    September 30,          December 31,
                                                                        1999                  1998
                                                                 -----------------      -----------------
                                                                    (Unaudited)
     Parent Company and Other Recourse Debt
     Revolving credit facilities                                 $               -      $         108,107
     Other                                                                  15,349                 15,874
                                                                 -----------------      -----------------
                                                                            15,349                123,981
     Subsidiary Debt  (Non-Recourse to Parent)
     CompuCom                                                              150,410                 83,429
     Other                                                                   4,208                      -
                                                                 -----------------      -----------------
     Total debt                                                            169,967                207,410
     Current debt obligations                                               (4,818)                (2,366)
                                                                 -----------------      -----------------
     Long-term debt                                              $         165,149      $         205,044
                                                                 =================      =================

8.   Convertible Subordinated Notes
     ------------------------------

     In June 1999, the Company issued $200 million of 5% Convertible Subordinated Notes (1999 Notes) due June 15, 2006. The 1999 Notes were originally convertible into the Company's Common Stock at $77.625 per share, subject to adjustment under certain conditions including rights offerings and Directed Share Subscription Programs (DSSP) to the Company's shareholders. Interest is payable semi-annually. The 1999 Notes are redeemable in whole or in part at the option of the Company on or after June 18, 2002, for a maximum of 102.5% of face value depending on the date of redemption and subject to certain restrictions. The Company used approximately $111 million of the net proceeds to repay all of the Company's outstanding indebtedness under its revolving credit facility and borrowings from partner companies. In August 1999, the Company's shareholders were given the opportunity to participate in the initial public offering (IPO) of Internet Capital Group through a DSSP. Pursuant to the terms of the 1999 Notes, the conversion rate of the Notes was adjusted to $76.0786 per share as a result of the IPO of Internet Capital. In August 1999 and November 1999, the Company's shareholders were given the opportunity to participate in the IPOs of US Interactive and Pac-West Telecomm, respectively, through DSSP's. Pursuant to the terms of the 1999 Notes, the conversion rate of the Notes was adjusted to $75.0441 per share as a result of these IPOs.

     In April 1999, the Company notified the holders of its previously issued Convertible Subordinated Notes (1996 Notes) of its intent to redeem all of the outstanding 1996 Notes on June 2, 1999. All holders converted the 1996 Notes into common stock and, as a result of the conversions, the Company issued approximately 2.4 million shares.

9.   Other Income
     ------------

     Other income consists of the effect of transactions and other events primarily related to our ownership interests in our partner companies and our operations in general. Other income may include, among other items, gains or losses on the sales of all or a portion of our ownership in partner companies, gains or losses on the issuance of stock by our partner companies to reflect the change in our share of the net equity of these companies, and distributions received from our associated venture funds. Other income may also include administrative service fees, which represent charges to certain partner companies for operational and management services provided through a team of Safeguard professionals, interest income, charges incurred in the disposition of certain partner companies, and provisions for equity ownership in partner companies and notes.

     Other income consists of the following (in millions):

                                                         Three Months Ended September 30,     Nine Months Ended September 30,
                                                         --------------------------------     --------------------------------
                                                             1999               1998               1999               1998
                                                         ---------------------------------------------------------------------
                                                                                        (Unaudited)
       Coherent/Tellabs merger                           $           -     $       245.4      $         -       $      245.4
       Unrealized gain (loss) on Tellabs                          (7.4)           (123.8)             72.2            (123.8)
       Sale of stock by Internet Capital                          35.4                 -              35.4                 -
       Sales of Internet Capital holdings                          9.3                 -               9.3                 -
       Sales of Cambridge holdings                                   -                 -                 -              15.0
       Sales of Tellabs holdings                                     -                 -               5.9                 -
       Sales of other public holdings                              1.5                 -              11.0               1.1
       Distributions from Venture Funds                              -               3.3               4.6               9.5
       Administrative Service Fees                                 3.0               2.8               9.2               8.7
       Other                                                      (6.2)            (23.3)            (21.8)            (27.6)
                                                         -------------     -------------      ------------      ------------
                                                         $        35.6     $       104.4      $      125.8      $      128.3
                                                         =============     =============      ============      ============

     In August 1998, Tellabs acquired Coherent, and Safeguard received approximately 7.0 million shares (adjusted for May 1999 stock split) of Tellabs in exchange for all of its Coherent shares. The market value of the Tellabs shares received on the date of exchange was used to determine the gain. Subsequent to the merger, we accounted for our holdings in Tellabs as trading securities, resulting in a $123.8 million loss through September 30, 1998 as a result of the decline in Tellabs stock price subsequent to the merger.

     Through August 1999, the Company's holdings in Tellabs were classified as a trading security and, accordingly, the effect of the change in market value of Tellabs was reflected in the Company's results of operations. As discussed in Note 5, the Company changed this classification as a result of certain forward sale contracts entered into in 1999, and changes in the fair value of the Company's Tellabs holdings following this change in classification are recorded in shareholders' equity.

     As a result of the Internet Capital IPO in August 1999, our share of Internet Capital's net equity increased by $35.4 million. This gain was recorded in accordance with SEC Staff Accounting Bulletin No. 84. The Company also sold a portion of its holdings in Internet Capital's IPO.

     Sales of other public holdings in 1999 include the sales of the Company's holdings in Excite and BEA Systems in the first and third quarters of 1999, respectively, and the sale of a portion of the Company's holdings in Diamond in the second quarter of 1999.

10.  Restructuring
     -------------

     During the fourth quarter of 1998, CompuCom recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets as well as employee severance and benefits related to a reduction in workforce. Of the total amount, $2.4 million had been paid through December 31, 1998 and $10.0 million was paid in 1999 through September 30.

     The following is a summary of the components of the restructuring charge (in thousands):

                                                           Restructuring        Accrued at          Accrued at
                                                              Charge        December 31, 1998   September 30, 1999
                                                        -----------------   -----------------   ------------------
     Lease termination costs                            $           7,259   $           6,415   $            1,826
     Employee severance and related benefits                        3,804               2,986                  689
     Disposal of assets, net of estimated proceeds                  3,044               2,907                1,596
     Other                                                          2,330               1,780                    -
                                                        -----------------   -----------------   ------------------
     Total                                              $          16,437   $          14,088   $            4,111
                                                        =================   =================   ==================

     CompuCom expects the restructuring activities to be substantially completed by the end of 1999 and believes the restructuring accrual is reasonable.

11.  Earnings Per Share
     ------------------

     The calculations of Earnings Per Share (EPS) were (in thousands except per share amounts):

                                                                  Three Months Ended                     Nine Months Ended
                                                                     September 30,                         September 30,
                                                           --------------------------------      --------------------------------
                                                                 1999              1998                1999              1998
                                                           --------------    --------------      --------------    --------------
                                                                      (Unaudited)                           (Unaudited)
      Basic EPS
      ---------
      Net earnings                                         $        9,317    $       59,242      $       44,978    $       70,328
                                                           ==============    ==============      ==============    ==============
      Average common shares outstanding                            34,761            32,010              33,339            31,920
                                                           ==============    ==============      ==============    ==============
      Basic EPS                                            $         0.27    $         1.85      $         1.35    $         2.20
                                                           ==============    ==============      ==============    ==============

      Diluted EPS
      -----------
      Net earnings                                         $        9,317    $       59,242      $       44,978    $       70,328
      Effect of:  Public holdings (a)                                 (91)             (220)               (600)             (814)
                  Dilutive securities (b)                               -               725               1,090             2,269
                                                           --------------    --------------      --------------    --------------
                                                           $        9,226    $       59,747      $       45,468    $       71,783
                                                           ==============    ==============      ==============    ==============
      Average common shares outstanding                            34,761            32,010              33,339            31,920
      Effect of:  Dilutive options                                    748               512                 825               643
                  Dilutive securities (b)                               -             2,461               1,216             2,549
                                                           --------------    --------------      --------------    --------------
      Average number of common shares assuming dilution            35,509            34,983              35,380            35,112
                                                           ==============    ==============      ==============    ==============
      Diluted EPS                                          $         0.26    $         1.71      $         1.29    $         2.04
                                                           ==============    ==============      ==============    ==============

     (a) Represents the dilutive effect of public company common stock equivalents and convertible securities.
     (b) Represents the dilutive effect of the Company's 1996 Notes for the nine months ended September 30, 1999, as well as the three and nine months ended September 30, 1998. The 1999 Notes are excluded from all periods presented, as they are anti-dilutive; and therefore, they do not impact the calculation of diluted EPS.

12.  Shareholders' Equity
     --------------------

     In May 1999, the Company approved an increase in the number of authorized common shares to 500 million from 100 million and authorized 1 million shares of blank check preferred stock in lieu of the 55,424 currently authorized shares of preferred stock.

     In connection with the conversion of the 1996 Notes into Common Stock (see
     Note 8), the Company recorded in shareholders' equity the principal amount of the converted 1996 Notes as well as forfeited interest and the related unamortized deferred charges totaling approximately $71.6 million.

13.  Parent Company Financial Information
     ------------------------------------

     Condensed Financial Information is provided to reflect the results of operations and financial position of the "Parent Company", or the Company without the effect of consolidating its less than wholly owned subsidiaries.

  The following summarizes the Parent Company Balance Sheets of Safeguard Scientifics, Inc. and its wholly owned subsidiaries (in thousands). These Parent Company Balance Sheets differ from the Consolidated Balance Sheets due to the exclusion of the assets and liabilities of the Company's less than wholly owned subsidiaries, primarily CompuCom and Tangram, and, at September 30, 1999, aligne, Arista and SOTAS, with the carrying values of these companies included in "Equity ownership in partner companies".

                                                                                September 30,                December 31,
                                                                                    1999                         1998
                                                                             -----------------            -----------------
  Assets                                                                        (Unaudited)
    Short-term investments                                                   $               -            $         143,103
    Other current assets                                                                80,322                       30,766
    Equity ownership in partner companies                                              766,689                      413,596
    Other                                                                               80,700                       49,830
                                                                             -----------------            -----------------
   Total assets                                                              $         927,711            $         637,295
                                                                             =================            =================

  Liabilities and Shareholders' Equity
    Current liabilities                                                      $          23,531            $          80,824
    Long-term debt                                                                      14,544                      123,115
    Other liabilities                                                                  209,363                       19,152
    Convertible subordinated notes                                                     200,000                       71,345
    Shareholders' equity                                                               480,273                      342,859
                                                                             -----------------            -----------------
  Total liabilities & shareholders' equity                                   $         927,711            $         637,295
                                                                             =================            =================

  The following summarizes the Parent Company's holdings in less than wholly owned subsidiaries (in thousands). Market value reflects the price of publicly traded securities at the close of business at the respective date.

                                         September 30, 1999                              December 31, 1998
                              ---------------------------------------      -----------------------------------------
                                   Carrying               Market                 Carrying                 Market
                                    Value                 Value                   Value                    Value
                              ----------------     ------------------      ------------------     ------------------
                                           (Unaudited)
     Cambridge                $         51,675     $          140,612      $           35,248     $          190,217
     CompuCom                          126,162                106,309                 121,832                 98,538
     Internet Capital Group             55,752              1,594,468                  19,183                 19,183(b)
     Tangram                             4,067                 15,673                   3,428                 41,795
     Tellabs                           212,731                192,130                       -                      -(a)
     Other public                      125,000                464,526                 130,076                231,939
     Other                             191,302                                        103,829
                              ----------------                             ------------------
                              $        766,689                             $          413,596
                              ================                             ==================

   (a) The market value of Tellabs of $143 million at December 31, 1998 is included in "Short-term Investments" on the Consolidated Balance Sheets.
   (b) The market value of Internet Capital Group equals its carrying value at December 31, 1998 since Internet Capital Group was not publicly traded until 1999.

     ------------------------------------------------

     The following summarizes the Parent Company Statements of Operations of Safeguard Scientifics, Inc. and its wholly owned subsidiaries (in thousands). These Parent Company Statements of Operations differ from the Consolidated Statements of Operations by excluding the revenues and related costs and expenses of the Company's less than wholly owned subsidiaries, primarily CompuCom and Tangram, and for the three and nine months ended September 30, 1999, aligne, Arista and SOTAS, with the Company's share of the earnings or losses of these companies reflected in the caption "(Income) loss from equity holdings, net".

                                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                                    -----------------------------------     -----------------------------------
                                                          1999                1998                1999                 1998
                                                    ---------------     ---------------     ---------------     ---------------
                                                                 (UNAUDITED)                             (UNAUDITED)
       Revenues
         Other Income                               $        37,646     $       104,683     $       126,731     $       129,214
       Costs and Expenses
         Cost of sales and operating expenses                14,313               9,441              36,970              26,367
         (Income) loss from equity holdings, net             11,652               4,111              23,450              (3,871)
                                                    ---------------     ---------------     ---------------     ---------------
             Total costs and expenses                        25,965              13,552              60,420              22,496
                                                    ---------------     ---------------     ---------------     ---------------
       Earnings Before Taxes On Income                       11,681              91,131              66,311             106,718
          Provision for taxes on income                       2,364              31,889              21,333              36,390
                                                    ---------------     ---------------     ---------------     ---------------
       Net Earnings                                 $         9,317     $        59,242     $        44,978     $        70,328
                                                    ===============     ===============     ===============     ===============

14.  Operating Segments
     ------------------

     The Company's reportable segments consist of CompuCom, Tangram, general corporate operations, and other. CompuCom's operations are defined in two segments - sales of distributed desktop computer products (product); and service and other, which includes configuration, network integration, and technology support (service and other). Tangram's operations include the design, development, sale, and implementation of enterprise-wide asset tracking and software management solutions. General corporate operations consist of identifying, acquiring, managing, and operating partner companies, most of which are engaged in information technology businesses. Other includes the operations of aligne, Arista and SOTAS.

  The following summarizes information related to the Company's segments (in thousands). All significant intersegment activity has been eliminated.

                                                Three Months Ended September 30,              Nine Months Ended September 30,
                                            ---------------------------------------      ----------------------------------------
                                                   1999                  1998                   1999                   1998
                                            ----------------      -----------------      -----------------      -----------------
Net Sales                                                 (UNAUDITED)                                    (UNAUDITED)
      CompuCom
          Product                           $        806,191      $         531,640      $       1,955,526      $       1,438,913
          Service and Other                           83,151                 71,690                229,731                199,726
                                            ----------------      -----------------      -----------------      -----------------
                                                     889,342                603,330              2,185,257              1,638,639
      Tangram                                          4,836                  5,723                 14,741                 14,846
      Other                                            3,478                      -                  6,926                      -
                                            ----------------      -----------------      -----------------      -----------------
                                            $        897,656      $         609,053      $       2,206,924      $       1,653,485
                                            ================      =================      =================      =================
  Gross Margin(a)
      CompuCom
          Product                           $         65,615      $          49,586      $         155,700      $         143,994
          Service and Other                           29,049                 23,898                 79,327                 65,809
                                            ----------------      -----------------      -----------------      -----------------
                                                      94,664                 73,484                235,027                209,803
      Tangram                                          4,241                  5,172                 12,421                 13,172
      Other                                            2,715                      -                  4,410                      -
                                            ----------------      -----------------      -----------------      -----------------
                                            $        101,620      $          78,656      $         251,858      $         222,975
                                            ================      =================      =================      =================
Operating Profit (Loss)
      CompuCom
          Product                           $          6,508      $           2,075      $            (396)     $          17,489
          Service and Other                           11,247                  5,018                 29,076                 11,167
                                            ----------------      -----------------      -----------------      -----------------
                                                      17,755                  7,093                 28,680                 28,656
          Interest and financing, net                 (6,909)                (5,322)               (17,446)               (13,337)
                                            ----------------      -----------------      -----------------      -----------------
                                                      10,846                  1,771                 11,234                 15,319
                                            ----------------      -----------------      -----------------      -----------------
      Tangram                                            325                    538                  1,080                    985
                                            ----------------      -----------------      -----------------      -----------------
      General Corporate
          Other income, net                           35,606                104,392                125,801                128,320
          Loss from equity holdings, net             (10,846)                (4,714)               (23,802)                  (467)
          Interest and financing, net                 (3,227)                (3,329)                (9,218)                (7,808)
          General corporate expense, net             (10,959)                (6,028)               (27,295)               (18,159)
          Minority interest                           (4,847)                  (818)                (5,170)                (7,407)
                                            ----------------      -----------------      -----------------      -----------------
                                                       5,727                 89,503                 60,316                 94,479
                                            ----------------      -----------------      -----------------      -----------------
      Other                                           (2,564)                  (248)                (3,433)                  (743)
                                            ----------------      -----------------      -----------------      -----------------
      Earnings Before Taxes on Income       $         14,334      $          91,564      $          69,197      $         110,040
                                            ================      =================      =================      =================

(a) Total gross margin reconciles to the Consolidated Statements of Operations by subtracting cost of sales from net sales.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

  General
  -------

  Safeguard Scientifics, Inc. (the Company) is an information technology (IT) holding company that identifies, acquires, operates and manages Internet-focused companies and has interests in private equity funds. The Company is now focusing on IT companies engaged in e-commerce, e-business software and services, and e-communications. The Company believes that these sectors provide compelling opportunities for success driven by the rapid growth of the Internet as a fundamental business tool. The Company generally acquires ownership interests in companies that allow it to have a significant influence over their direction and management. These positions may represent either a majority or minority ownership interest, although the Company is generally the largest shareholder of our partner companies. The Company assigns a dedicated team assigned to each partner company and actively assists our partner companies in their management, operations and finances.

  The Company's principal mission is to promote long-term shareholder value. Safeguard's approach reflects its belief that shareholder value is maximized by retaining and promoting the entrepreneurial energy and creativity of the managers of our partner companies. The entrepreneurs of its partner companies generally retain significant equity interests in their businesses, and their interests as shareholders remain aligned with the Company's. Safeguard provides a full range of operational and management services through a team of Safeguard professionals dedicated to that partner company. Each team has expertise in the areas of business/technology strategy, sales and marketing, operations, finance, and legal and transactional support, and provides hands-on assistance to the management of the partner companies in support of their growth. The level of involvement varies and in some circumstances includes the provision of full-time interim personnel. Since Safeguard partners with an indeterminate time frame, it seeks different ways to maximize the long-term value of its partner companies. This is achieved through Rights IPOs directed solely to holders of Safeguard Common Stock, Directed Share Subscription Programs (DSSP) as part of traditional IPOs, mergers, sales, open-market transactions, follow-on acquisitions or the divestiture of Safeguard's position over time. Safeguard typically retains a significant ownership position in a partner company after the partner company conducts its IPO.

  The DSSP was developed by the Company to allow the Company's shareholders who own at least 100 shares in a single account on a given record date the opportunity to participate in a portion of the IPO of a Safeguard partner company. The offering ratio varies but is based on the number of shares being offered under the program by the IPO company in relation to the number of Safeguard shares outstanding at the time of an offering.

  The Company believes the best way to build future value for its shareholders is to be involved in Internet markets. As the Company acquires interests in and operates more Internet-related companies, it could experience increased volatility in its earnings, as many early stage Internet companies have operating losses. For several years, the Company has had a financial model of exceeding the prior year's quarterly earnings per share (EPS) by $.01. This was essentially accomplished through sales of securities. Given the volatility of the technology market, especially Internet-related stocks, the Company will no longer sell securities solely to achieve a targeted EPS. As a result, the Company's net earnings could fluctuate significantly from quarter to quarter. There can be no guarantee that the Company will report net earnings in each period.

  As discussed in Note 5 to the Consolidated Financial Statements, the Company changed the classification of its Tellabs holdings in August of 1999. As a result, changes in the fair value of Tellabs holdings are no longer included in the Company's net earnings subsequent to the change in classification. As disclosed in Note 9 to the Consolidated Financial Statements, this amount had been significant in 1999.

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

  Effect of Various Accounting Methods on the Consolidated Financial Statements
  -----------------------------------------------------------------------------

  Consolidation. The net sales and related costs and expenses of a partner company are included in the Company's consolidated operating results if the Company owns more than 50% of the outstanding voting securities of the partner company. Participation of shareholders other than the Company in the earnings or losses of a more than 50% owned partner company is reflected in the caption "Minority interest" in the Consolidated Statements of Operations. Minority interest adjusts consolidated net earnings to reflect only the Company's share of the earnings or losses of the partner company. CompuCom Systems, Inc. and Tangram Enterprise Solutions, Inc. are consolidated in 1999 and 1998. In February and June 1999, the Company acquired an 80% and 75% voting ownership in aligne, Inc. and SOTAS, Inc., respectively. These transactions were accounted for as purchases and, accordingly, the consolidated financial statements reflect the operations of these companies since the acquisition dates.

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

  Cost Method. Partner companies not consolidated or accounted for on the equity method are accounted for on the cost method of accounting under which the Company's share of the earnings or losses of such companies is not included in the Company's Consolidated Statements of Operations. However, the effect of the change in market value of cost method holdings classified as trading securities is reflected in the Company's results of operations each reporting period. The Company's holdings in Tellabs were classified as trading securities until August 1999 when the Company entered into an additional forward sale contract that restricted the sale of all of the Company's holdings in Tellabs. As a result, effective August 1999, the Company's holdings in Tellabs are classified as available-for-sale with changes in fair value, net of taxes, included as a component of shareholders' equity.

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

  As mentioned below in Operations Overview, the Company's consolidated revenues and related costs and expenses are significantly influenced by the results of operations of CompuCom. At September 30, 1999, the Company owns approximately 51% of CompuCom's outstanding common stock and owns preferred stock which gives it 60% of the vote for CompuCom's directors.

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

  Operations Overview
  --------------------

  The Company's operations have been classified into the following business segments: CompuCom, Tangram, general corporate operations, and other. CompuCom's operations are further defined into two segments-sales of distributed desktop computer products (product) and configuration, network integration, and technology support (service and other). Tangram's operations include the design, development, sale, and implementation of enterprise-wide asset tracking and software management solutions. General corporate operations consists of developing and operating partner companies, most of which are engaged in information technology businesses. Other includes the operations of aligne, Arista and SOTAS.

  Three Months Ended September 30, 1999 Compared to September 30, 1998

  Net sales increased 47% to $898 million in 1999 compared to $609 million in 1998 as CompuCom experienced a 47% sales increase. The increase at CompuCom was due primarily to a 52% product sales increase resulting from the acquisition of the Technology Acquisition Services Division (TASD) of Entex Information Services, Inc. during the second quarter of 1999. CompuCom's service sales increased 23% to $83 million in 1999 from $68 million in 1998, which was primarily due to increases in both configuration and field engineering, both of which benefited by an increase in product unit sales volume. CompuCom represented 99% of the Company's total consolidated net sales in 1999.

  The Company's overall gross margin was 11.3% in 1999 compared to 12.9% in 1998. The decrease is primarily attributable to reduced product gross margins at CompuCom, which decreased to 8.1% in 1999 compared to 9.3% in 1998. CompuCom attributes this decline primarily to heightened competition from direct marketers and other corporate resellers and a reduction in manufacturer sponsored incentives. CompuCom expects to continue to experience lower product gross margin percentages when compared to the comparable prior year period. CompuCom's service gross margin was 34.9% in 1999 compared to 32.3% in 1998. The increase was primarily caused by improved performance in its field engineering business. In the short term, CompuCom expects to continue to experience improved service gross margin percentages when compared to the comparable prior year period.

  Other income in 1999 includes gains of $10.9 million resulting from the sale of a portion of the Company's holdings in Internet Capital and the Company's holdings in BEA Systems. The Internet Capital shares were sold in Internet Capital's IPO in August 1999. Additionally, as a result of Internet Capital completing its IPO, the Company's share of Internet Capital's net equity increased. This increase adjusted the Company's carrying value in Internet Capital and resulted in a gain of $35.4 million, which was recorded in other income in 1999. Other income in 1999 also includes an unrealized $7.4 million loss resulting from the decrease in the market price of Tellabs.

  Other income in 1998 included a gain of approximately $245.3 million as a result of the Coherent Communications Systems Corporation merger with Tellabs, an unrealized loss of approximately $123.8 million resulting from the decrease in the market price of Tellabs subsequent to the merger, and distributions received from the Company's affiliated venture funds.

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

  (Income) loss from equity holdings fluctuates with the Company's ownership percentage and the operating results of partner companies accounted for on the equity method. The change in income (loss) from equity holdings for the three months ended September 30, 1999 compared to the same period in 1998 reflects increased operating losses at certain partner companies and an increase in the number of companies accounted for on the equity method, a majority of which have operating losses. The Company expects certain of its partner companies to continue to invest in their products and services and to recognize operating losses. Additionally, the Company expects to acquire interests in more Internet-related companies, and many early stage Internet companies have operating losses. As a result, losses from equity holdings could increase significantly.

  In 1999, the Company's public partner companies accounted for on the equity method include Cambridge, ChromaVision, DocuCorp, Internet Capital Group, OAO Technology Solutions (OAOT), Sanchez, USDATA Corporation, and US Interactive.

  Cambridge announced its third quarter 1999 results with revenue growth driven by increased global demand for Cambridge's e-Business Solutions, which increased 41% year over year. This increase was partially offset by the impact of clients' completing Y2K remediation work in lieu of traditional IT solutions such as package implementations and customer client-server applications. Net income was $10.7 million, or $.18 per share (diluted) compared to net income of $9.7 million, or $.16 per share (diluted) for the same period in 1998. Safeguard owns approximately 16% of Cambridge's outstanding voting securities at September 30, 1999.

  During the third quarter, ChromaVision received FDA clearance for use of the ACIS(TM) with the immunohistochemical staining method, a method widely used to characterize cancer and infectious disease. A significant number of ACIS(TM) applications currently under development use this method. Also during the quarter, the Company completed the validation of its application for the detection of HER2/neu, a breast cancer test, using trial results involving over 1,000 patients. For this year's third quarter, ChromaVision reported a net loss of $3.2 million, or $.18 loss per share, as compared to $1.9 million, or $0.11 loss per share for the same period last year. The increase in the net loss for the third quarter was due to incremental sales and administrative costs related to staffing and commercial launch activities coupled with research and development costs associated with the addition of new ACIS(TM) applications. Safeguard owns approximately 30% of ChromaVision's outstanding voting securities at September 30, 1999.

  Internet Capital Group completed its IPO in August 1999. During the third quarter, two of Internet Capital Group's partner companies completed initial public offerings, Breakaway Solutions (BWAY) and US Interactive (USIT). Safeguard owns approximately 14% of Internet Capital Group's outstanding voting securities at September 30, 1999.

  Sanchez reported revenues for the quarter ended September 30, 1999 of $17.5 million, compared to $12.1 million for the same period in 1998. Net earnings for the quarter increased to $2.6 million, or $.10 per share (diluted) compared to net income of $2.1 million, or $.09 per share (diluted) for the same period in 1998. Between Sanchez and the company's subsidiary, e-PROFILETM Inc., the end-to-end e-banking outsourcing solution, Sanchez is engaged in projects with six new e-commerce clients worldwide. Safeguard owns approximately 26% of Sanchez's outstanding voting securities at September 30, 1999.

  During the quarter, USDATA completed its acquisition of essentially all of the assets and certain liabilities of Smart Shop Software, Inc., which provides business software to make-to-order small and medium manufacturers. Safeguard owns approximately 33% of USDATA's outstanding voting securities at September 30, 1999.

  Safeguard completed a DSSP in conjunction with US Interactive's IPO in August 1999. For the quarter ended September 30, 1999, US Interactive reported revenues of $9.9 million, an increase of 117% from the same period a year ago and a 29% sequential increase over the $7.6 million for the second quarter of 1999. The net loss for the third quarter was $4.1 million. Basic and diluted EPS for the third quarter was a loss of $0.29. Safeguard owns approximately 13% of US Interactive's outstanding voting securities at September 30, 1999.

  Selling and service expenses increased in absolute dollars primarily due to CompuCom's acquisition of TASD, which resulted in an increase in sales and sales support personnel. Selling and service expenses decreased as a percentage of sales to 5.4% from 7.6% for the comparable period in 1998 primarily due to increased leverage of CompuCom's infrastructure resulting from the TASD acquisition and its own cost reduction efforts.

  General and administrative expenses increased in absolute dollars and as a percentage of sales primarily due to increased expenditures at CompuCom to continue the expansion of its electronic commerce capabilities, increases in distribution and administrative personnel to support CompuCom's revenue growth and expenses related to the TASD acquisition, and increased expenses at the Company to support the growing activities of its partner companies.
  CompuCom's general and administrative expenses are reported net of reimbursements by certain manufacturers for specific training, promotional, and marketing programs. These reimbursements offset the expenses incurred by CompuCom.

  Depreciation and amortization increased primarily due to increased amortization at CompuCom primarily due to the TASD acquisition. In addition, also as a result of the TASD acquisition, certain property and equipment depreciation increased due to increases in distribution and administrative personnel.

  Interest and financing expense increased in 1999 compared to 1998 primarily as a result of increased borrowing levels at CompuCom due to the acquisition of TASD. The increase was also due to interest expense related to the issuance by the Company of $200 million of Convertible Subordinated Notes in June 1999. These increases were partially offset by the elimination of interest due to the conversion of $71 million of the Company's 1996 Notes into the Company's Common Stock in the second quarter of 1999.

  Minority interest increased as a result of increased operating results at CompuCom. Future profitability at CompuCom will depend on its ability to successfully integrate the TASD acquisition into its operations, to effectively manage inventory levels in response to changes in its major suppliers' price protection and return programs, to grow its services business, to effectively manage the utilization of service personnel, and to respond to increased competition from its suppliers' direct selling initiatives. It also depends on CompuCom's ability to reduce operating expenses at a pace equal to the decline in margin percentages, competitive pricing, short-term interest rate fluctuations, general economic conditions, employee turnover and possible future litigation, as well as the risks and uncertainties set forth from time to time in CompuCom's other public reports and filings and public statements.

  The Company's effective tax rate of 35% in 1999 approximated the percentage for 1998.

  The Company's net earnings decreased in 1999 compared to 1998 primarily due to decreases in other income, and reduced operating results for partner companies accounted for on the equity method, partially offset by increased earnings at CompuCom. Other income of varying magnitude have been realized in recent years. The Company's net earnings could fluctuate significantly from period to period, depending on the operations of its holdings accounted for on the equity method and the timing of sales of securities. There can be no guarantee that the Company will report net earnings in each period.

  Nine Months Ended September 30, 1999 Compared to September 30, 1998

  Net sales increased 33% to $2.2 billion in 1999 compared to $1.7 billion in 1998 as CompuCom experienced a 33% sales increase. The increase at CompuCom was due primarily to the acquisition of TASD during the second quarter of 1999. CompuCom's service sales increased 20% to $226 million in 1999 from $188 million in 1998, which was primarily due to increases in both configuration and field engineering, which are typically driven in part by product unit sales volume. CompuCom represented 99% of the Company's total consolidated net sales in 1999.

  The Company's overall gross margin was 11.4% in 1999 compared to 13.6% in 1998. The decrease is primarily attributable to reduced product gross margins at CompuCom, which decreased to 7.9% in 1999 compared to 10.0% in 1998. CompuCom attributes this decline primarily to heightened competition from direct marketers and other corporate resellers and a reduction in manufacturer sponsored incentives. CompuCom's service gross margin was 34.4% in 1999 compared to 31.9% in 1998. The increase was primarily caused by improved performance in its field engineering business.

  As a result of Internet Capital's IPO in August 1999, the Company's share of Internet Capital Group's net equity increased and resulted in a gain of $35.4 million. This gain was recorded in other income in 1999. Other income in 1999 also includes a $72.2 million gain resulting from the increase in the market price of Tellabs, $5.9 million gain on the sales of Tellabs stock and a gain of $9.3 million on sales of Internet Capital holdings. Other income in 1999 also includes the sale of the Company's holdings in Excite and BEA Systems, a portion of its holdings in Diamond, and distributions received from the Company's affiliated venture funds. Other income in 1998 included a gain of approximately $245.3 million as a result of the Coherent Communications merger with Tellabs and an unrealized loss of approximately $123.8 million resulting from the decrease in the market price of Tellabs subsequent to the merger. Other income in 1998 included the sales of a portion of the Company's interest in Cambridge and distributions received from the Company's affiliated venture funds. Partially offsetting in these years were charges incurred in the disposition of certain partner companies, and provisions for equity ownership in partner companies and notes. Other income of varying magnitude has been realized in recent years, primarily as a result of the change in the fair value of the Company's holdings in Tellabs and the timing of sales of securities. Prior amounts are not necessarily indicative of amounts which may be realized in the future. As discussed in Note 5 to the Consolidated Financial Statements, the Company changed the classification of its Tellabs holdings in August of 1999. As a result, changes in the fair value of Tellabs holdings will no longer be included in the Company's net earnings.

  (Income) loss from equity holdings fluctuates with the Company's ownership percentage and the operating results of partner companies accounted for on the equity method. The change in income (loss) from equity holdings for the nine months ended September 30, 1999 compared to the same period in 1998 reflects increased operating losses at certain partner companies, the elimination of the Company's share of earnings of Coherent a result of the Coherent/Tellabs merger, an increase in the number of companies accounted for on the equity method, a majority which have operating losses, and reduced operating results at Cambridge as a result of approximately $9 million of non-recurring charges in the second quarter of 1999.

  Selling and service expenses increased slightly in absolute dollars due to CompuCom's purchase of TASD, which resulted in an increase in sales and sales support personnel, partially offset by

  CompuCom's cost reduction efforts related to the 1998 restructuring. Selling and service expenses decreased as a percentage of sales primarily due to increased leverage of CompuCom's infrastructure resulting from the TASD acquisition and its own cost reduction efforts.

  General and administrative expenses increased in absolute dollars and as a percentage of sales primarily due to increased expenditures at CompuCom to continue the expansion of its electronic commerce capabilities, increases in distribution and administrative personnel to support CompuCom's revenue growth and expenses related to the TASD acquisition and increased expenses at the Company to support the growing activities of its partner companies.
  CompuCom's general and administrative expenses are reported net of reimbursements by certain manufacturers for specific training, promotional, and marketing programs. These reimbursements offset the expenses incurred by CompuCom.

  Depreciation and amortization increased primarily due to increased amortization at CompuCom as a result of the two business combinations completed during the second quarter of 1998, and the TASD acquisition completed during the second quarter of 1999, as well as increased depreciation expense for certain property and equipment due to increases in distribution and administrative personnel.

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

  The Company's effective tax rate decreased to 35% in 1999 compared to 36% for 1998 due to the realization of previously unrecorded tax benefits attributable to the difference between the book basis and tax basis of certain of the Company's holdings as well as the application of lower tax rates against realized securities gains. The realization of previously unrecorded tax benefits as well as the application of lower tax rates against realized securities gains occurred in the third quarter of 1998.

  The Company's net earnings decreased in 1999 compared to 1998 primarily due to decreased earnings at CompuCom and reduced operating results for partner companies accounted for on the equity method. Other income of varying magnitude have been realized in recent years. The Company's net earnings could fluctuate significantly from period to period, depending on the operations of its holdings accounted for on the equity method and the timing of sales of securities. There can be no guarantee that the Company will report net earnings in each period.

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

  In August 1999, the Company entered into an additional forward sale contract relating to its remaining holdings in Tellabs, Inc. The Company pledged 1.4 million shares of Tellabs for three years and in return received approximately $68 million of cash. At the end of the term, the Company has the option to deliver cash or Tellabs shares with a value determined by the stock price of Tellabs at maturity. The number of Tellabs shares to be delivered at maturity ranges from 1.1 million to 1.4 million shares (or the cash value thereof).
  The proceeds from this transaction are being used primarily to acquire interests in or make advances to new and existing partner companies and affiliated venture funds.

  The Company has availability under its bank revolving credit facility of $200 million. Of the $200 million, $150 million matures in May 2002 and is secured by certain equity securities the Company holds of its publicly traded partner companies (the Pledged Securities), including CompuCom. The value of these Pledged Securities exceeds the total availability under the bank revolving credit facility. The remaining $50 million is unsecured, with availability limited to the lesser of $50 million or 10% of the value of the Pledged Securities. The $50 million facility matures in April 2000. There were no borrowings outstanding under the facilities at September 30, 1999.

  The Company has revolving credit facilities with certain partner companies whereby the Company may borrow up to $20 million from these partner companies on a revolving basis at a rate that varies with the Company's effective borrowing rate. At September 30, 1999, there were no borrowings under these agreements.

  During the three quarters of 1999 and through November 15, 1999, the Company utilized approximately $88 million to acquire interests in and make advances to seven new partner companies, including 4anything.com, Extant, iMedium, Opus 360, Redleaf, SOTAS and Vitts. The Company also utilized approximately $97 million to acquire interests in and make advances to its existing private partner companies and affiliated venture funds. In addition, the Company acquired an interest in aligne in exchange for 441,518 shares of the Company's Common Stock with a market value of approximately $17 million, and purchased approximately $30 million of shares of its publicly traded partner companies. During the first quarter of 1999, the Company sold a portion of its interests in Tellabs for net proceeds totaling $47 million. During the third quarter of 1999, the Company sold a portion of its interest in Internet Capital's IPO for net proceeds totaling $10 million.

  Availability under the Company's revolving credit facilities, cash and cash equivalents at September 30, 1999, and other internal sources of cash flow are expected to be sufficient to fund the Company's cash requirements through 1999, including commitments to new or existing partner companies and general corporate requirements. The Company is contingently obligated for approximately $33 million of guarantee commitments, and has committed capital of approximately $105 million to various partner companies, venture funds, and private equity partnerships, to be funded over the next several years.

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

  In May 1999, CompuCom replaced its credit agreements with a $225 million working capital facility and a $175 million receivables securitization facility. The new $225 million working capital facility bears interest at a rate of LIBOR plus an agreed upon spread and is secured by certain assets of CompuCom. This facility is fully available subject to a borrowing base and compliance with certain covenants. As planned, CompuCom increased the securitization facility to $250 million in September 1999. As of September 30, 1999 CompuCom has fully utilized the Securitization with pricing based on a designated short term interest rate plus an agreed-upon spread. As of September 30, 1999, CompuCom had sufficient collateral to enable it to fully utilize the working capital facility, and had $150 million outstanding as of September 30, 1999. As negotiated in the second quarter of 1999, the working capital facility was reduced by $25 million in September 1999 and will be reduced by an additional $25 million in May 2000, and matures in May 2002. The working capital facility bears interest at LIBOR plus an agreed upon spread and is secured by a lien on the Company's assets. Availability under the Revolver is subject to a borrowing base calculation and compliance with certain financial covenants. CompuCom does not expect its effective interest rate under the new facilities to be materially different from the levels it experienced in 1998.

  CompuCom's liquidity continues to be negatively impacted by the increase in the dollar volume of the rebate programs of its principal suppliers. Under these programs, CompuCom is required to pay a higher initial price for product and claim a rebate to reduce that price. The collection of these rebates can take several months. Due to the increased volume of product sold under these programs, CompuCom's initial purchase price for the product is often higher than the sales price CompuCom obtains from its customers. As of September 1999, these programs are a major factor in CompuCom's financing needs. As of September 30, 1999, CompuCom was owed approximately $77 million under these programs.

  In May 1999, CompuCom purchased from ENTEX Information Services, Inc. certain assets of its Technology Acquisition Services Division (TASD) in a cash transaction. Under the terms of the agreement, CompuCom paid approximately $137 million for the acquired assets.

  Consolidated working capital increased to $287 million at September 30, 1999 from $252 million at December 31, 1998, primarily as a result of an increase in accounts receivable and inventory, and a decrease in accrued liabilities, partially offset by increase in accounts payable, all primarily a result of the TASD acquisition by CompuCom. The working capital increase was also partially offset by the change in classification of Tellabs.

  The Company's operations are not capital intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. Capital asset requirements are generally funded through bank credit facilities, internally generated funds or other financing sources. There were no material capital asset purchase commitments at September 30, 1999.

  Year 2000 Readiness Disclosure
  ------------------------------

  The Company is currently addressing the Year 2000 issue, which results from the fact that many computer programs were previously written using two digits rather than four to define the applicable year. Programs written in this way may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has completed its assessment of its computer information systems. The Company has replaced all computer systems and software which were determined to be non-compliant. These replacements were generally part of the Company's program of regularly upgrading its computer systems, and the Company has not incurred and does not expect to incur any material extraordinary expense to remediate its systems. The Company has completed testing and implementation of its computer systems. The Company has received verification from its vendors that its information systems are Year 2000 ready its non-information systems are substantially Year 2000 ready. The Company expects to complete any remaining necessary remediation of non-information systems by December 1999. The Company has a back-up generator in its data center which enables a "disaster recovery" area to support critical computer and telecommunications in the case of a power loss.

  The Company has engaged in a regular program of surveying its partner companies regarding their Year 2000 readiness. The Company's most significant consolidated subsidiary, CompuCom, has substantially completed assessment, remediation and validation of its computer information systems. CompuCom completed three business acquisitions during 1998 and one during 1999. CompuCom has integrated the operations of those companies, including replacing their major information systems with CompuCom's information systems. CompuCom has surveyed its vendors and suppliers regarding their Year 2000 readiness, and has received confirmation of compliance for the systems currently in use. CompuCom upgraded, replaced, or decommissioned all non-compliant vendors' systems. As a reseller of computer products, CompuCom only passes through to its customers the applicable vendor's warranties; it makes no warranties regarding Year 2000 compliance on any of the products it resells. However, if one of CompuCom's major vendors or suppliers is found to be Year 2000 non-compliant, CompuCom could experience a material adverse effect on its results of operations. CompuCom is currently developing a contingency plan to operate in the event its computer systems or those of its vendors, suppliers, or customers are not Year 2000 compliant. CompuCom currently anticipates that it will spend approximately $1.4 million on Year 2000 compliance, of which approximately $1.2 million has been spent through September 1999.

  The Company's other partner companies have assessed their internal systems for Year 2000 readiness and have substantially completed remediation or replacement and validation. The partner companies expect their internal systems to be ready for the Year 2000. The partner companies have mostly completed assessing Year 2000 readiness of their vendors and business partners. The partner companies are also in varying stages of developing contingency plans to operate in the event of a Year 2000 problem. Contingency plans for certain companies include creation of back-up data centers, installation of back-up power supplies, and scheduling of IT staff over the turn of the year. Most of the partner companies are in the business of providing software products, information technology services, or outsourcing services. Those partner companies which produce software or products with embedded programming believe that the current version of their products are Year 2000 compliant. Certain partner companies are continuing to determine the extent to which previously sold software products and services were non-compliant. Some older companies may not be able to assess products sold many years ago. The partner companies generally have attempted to enter into software license agreements and service agreements with their customers that limit their liability, including for Year 2000 problems. Many of the software companies' customers have maintenance agreements under which the company has upgraded or offered to upgrade previously sold software to Year 2000 compliant versions. They are generally encouraging their other customers to upgrade older non-compliant versions to new compliant versions. The total cost and time which will be incurred by the partner companies on the Year 2000 readiness effort cannot presently be determined. There can be no assurance that all necessary work will be completed in time, or that such costs will not materially adversely impact one or more of such partner companies. Certain of the partner companies have provided Year 2000 remediation services to clients, and could incur liability to their customers if that work is not properly completed in time. In addition, required spending on the Year 2000 effort will cause customers of most of the Company's partner companies to reallocate at least part of their information systems budgets. Although several partner companies have offerings which may be useful in such efforts, such reallocations could materially adversely affect the results of operations of many partner companies. A most reasonably likely worst case scenario for the Company would arise if its partner companies were to be held responsible by their clients for failure in the clients' IT systems due to Year 2000 non-compliance. Such claims could be complicated and costly to defend, regardless of the merit of the claims.

  Recent Accounting Pronouncements
  --------------------------------

  We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

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

  Competition to acquire successful emerging information technology companies is substantial, particularly in the areas the Company is targeting. The Company may not be able to invest in companies in the targeted areas at valuations it considers to be reasonable. The Company is dependent on the financial market for information technology companies in general and for initial public offerings of those companies in particular. The market for securities of internet-related companies in particular is extremely volatile. If those markets become unfavorable for an extended period of time, the Company's ability to complete rights offerings and IPO's of its partner companies when planned and the Company's ability to generate gains from sales of securities could be materially adversely affected. In addition, the Company's ability to borrow under its revolving credit facilities could be adversely affected as availability under these facilities is determined by the value of the publicly traded securities pledged by the Company as collateral. As a result, the Company's ability to acquire interests in new partner companies and support its existing partner companies with additional funding could be limited. Shares of Internet Capital Group stock held by the Company constitute a substantial majority of the fair market value of the Company's assets. The market price of these shares is extremely volatile. Any substantial decline in the price of those shares would likely cause a similar decline in the price of the Company's common stock.

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

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

  Safeguard is exposed to equity price risks on its ownership interests in publicly traded and other securities, most of which we acquired as private companies and took public through rights offerings or as part of traditional IPO's. These securities are generally in companies in the information technology industry sector. Many of the companies are considered small capitalization stocks. Safeguard typically does not attempt to reduce or eliminate its market exposure on securities. Based on closing market prices at September 30, 1999, the fair market value of the Company's holdings in public securities was approximately $2.5 billion. Approximately $1.6 billion of these equity securities at September 30, 1999 consisted of our holdings in Internet Capital Group, $221 million consisted of our holdings in Sanchez Computer Associates, $192 million consisted of our holdings in Tellabs and $141 million consisted of our holdings in Cambridge. A 20% decrease in equity prices would result in an approximate $505 million decrease in the fair value of our publicly traded securities accounted for on the equity method or classified as available-for-sale at September 30, 1999. In March and August 1999, Safeguard entered into forward sale contracts related to its holding in Tellabs. The Company pledged 3.4 million shares of Tellabs for three years and in return received approximately $139.3 million in cash. At the end of the term, the Company has the option to deliver cash or Tellabs shares with a value determined by the stock price of Tellabs at maturity. The number of Tellabs shares to be delivered at maturity ranges from 2.7 million to 3.4 million shares (or the cash value thereof). As discussed in Note 5 to the Consolidated Financial Statements, the Company now classifies its Tellabs holdings as available for sale and, as a result, changes in the fair value of Tellabs holdings are no longer included in the Company's net earnings subsequent to the change in classification. As disclosed in Note 9 to the Consolidated Financial Statements, this amount had been significant in 1999.

  Availability under Safeguard's bank credit facilities is determined by the market value of the publicly traded securities pledged as collateral. As of September 30, 1999, Safeguard had sufficient collateral to enable it to fully utilize this facility. Additionally, Safeguard is exposed to interest rate risk primarily through its bank credit facility. At September 30, 1999, there were no borrowings outstanding.

  CompuCom is exposed to interest rate risk primarily through its receivables securitization and working capital facilities. CompuCom utilizes borrowings on these facilities to meet its working capital needs and other borrowing needs. At September 30, 1999, the securitization facility had borrowings of approximately $250 million and the working capital facility had borrowings of $150 million. If CompuCom's effective interest rate were to increase 75 basis points (.75%), the effect on the Company's financial statements would not be material.

  Item 5.  Other Information
           -----------------

  In August 1999, the Company completed directed share subscription programs
  (DSSP) in conjunction with the initial public offerings of Internet Capital Group, Inc. (Nasdaq: ICGE) and US Interactive, Inc. (Nasdaq: USIT). In the DSSP for Internet Capital, the Company's shareholders received an offer to purchase 1 share of Internet Capital common stock for each 10 shares of the Company's common stock held as of a set record date and under certain conditions and restrictions. In the DSSP for US Interactive, the Company's shareholders received an offer to purchase 1 share of US Interactive common stock for each 20 shares of the Company's common stock held as of a set record date and under certain conditions and restrictions. The Company owns approximately 14% and 13% of the outstanding voting securities of Internet Capital and US Interactive, respectively, at September 30, 1999.

  In November 1999, the Company completed a DSSP in conjunction with the initial public offerings of Pac-West Telecomm, Inc. (Nasdaq: PACW). Under the DSSP, the Company's shareholders received an offer to purchase 1 share of Pac-West common stock for each 10 shares of the Company's common stock held as of a set record date and under certain conditions and restrictions. The Company owns approximately 7% of the outstanding voting securities of Pac-West, after completion of the offering.

  In October 1999, the Company announced a DSSP in conjunction with the initial public offering of eMERGE Interactive, Inc. Under the DSSP, the Company's shareholders will receive an offer to purchase 1 share of eMERGE common stock for each 10 shares of the Company's common stock held as of a set record date and under certain conditions and restrictions. The offering will be made only by means of a prospectus subject to the effectiveness of a registration statement to be filed with the Securities and Exchange Commission.

  In November 1999 CompuCom Systems appointed Edward Coleman as its new CEO effective December 1, 1999. Mr. Coleman was previously with Computer Sciences Corporation, where he was instrumental in expanding CSC's management consulting, systems integration, and outsourcing services.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a) Exhibits
        Number                            Description
        ------                            -----------

          2.1 Asset Purchase Agreement, dated as of May 10, 1999 by and between CompuCom Systems, Inc. and Entex Information Services, Inc. (2)

          4.1      Safeguard Scientifics, Inc. 1999 Equity Compensation Plan (3)

          4.2 Indenture, dated as of June 9, 1999, between Safeguard Scientifics, Inc. and Chase Manhattan Trust Company, National Association, as trustee, including the form of 5.0% Convertible Subordinated Note due 2006 (4)

          4.3 Purchase Agreement of Safeguard Scientifics, Inc. to issue and sell to Credit Suisse First Boston Corporation Convertible Subordinated Notes due June 15, 2006. (Exhibits omitted) (3)

          4.4 Registration Rights Agreement between Safeguard Scientifics, Inc. and Credit Suisse First Boston Corporation (4)

          10.1 Amendment to Amended and Restated Credit Agreement, dated April 12, 1999, among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Safeguard Delaware, Inc. and PNC Bank, N.A. (Exhibits omitted) (1)

          10.2 Form of Promissory Notes dated June 11, 1999 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants. (3)

          10.3 Non-Competition, Referral and Non-Disclosure Agreement dated as of May 10, 1999, by and between CompuCom Systems, Inc. and ENTEX Information Services, Inc. (2)

          10.4 CompuCom Receivables MasterTrust I Pooling and Servicing Agreement, dated as of May 7, 1999, between Norwest Bank Minnesota National Association, CompuCom Systems, Inc., and CSI Funding, Inc. (3)

          10.5 CompuCom Receivables MasterTrust I Pooling and Servicing Agreement Series 1999-1 Supplement, dated as of May 7, 1999, among PNC Bank, National Association, Market Street Capital Corporation, Norwest Bank Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding, Inc. (3)

          10.6 Inventory and Working Capital Financing Agreement, dated as of May 11, 1999, between IBM Credit Corporation and CompuCom Systems, Inc. (3)

          10.7 Attachment A to Inventory and Working Capital Financing Agreement dated May 11, 1999. (3)

          10.8 Receivables Contribution and Sale Agreement dated May 7, 1999 between CompuCom Systems, Inc. and CSI Funding, Inc. (3)

          10.9 Form of Promissory Notes dated August 27, 1999 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants. *

          10.10 Form of Term Note dated July 22, 1999, between Safeguard Delaware, Inc. and John Halvey. *

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

          (4) Incorporated by reference from registrant's Form 10-Q/A for the quarter ended June 30, 1999 dated September 2, 1999 and made a part hereof by such reference.

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


                                        SAFEGUARD SCIENTIFICS, INC.
                                                (Registrant)


  Date:   November 15, 1999             /s/ Harry Wallaesa
                                        ----------------------------------------
                                        Harry Wallaesa
                                        President and Chief Operating Officer



  Date:   November 15, 1999             /s/ Michael W. Miles
                                        ----------------------------------------
                                        Michael W. Miles
                                        Senior Vice President and Chief
                                        Financial Officer (Principal Financial
                                        and Principal Accounting Officer)