Form 10-K/A
period 1998-12-31
SAFEGUARD SCIENTIFICS INC ET AL
filed 2000-03-17
CIK 86115

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

10.10**      Form of Amendment to Promissory Notes dated      , 1999
             (28)(Exhibit 10.10)

10.11 Asset Acquisition Agreement dated April 15, 1997 for the sale of certain assets of Premier Solutions Ltd. to a subsidiary of Sungard Data Systems Inc. (exhibits omitted) (21)(Exhibit 10.1)

10.12 Stock Exchange Agreement dated as of February 26, 1999 among Safeguard Scientifics, Inc., aligne Incorporated, and the shareholders of aligne Incorporated (exhibits and schedules omitted)(28)(Exhibit 10.10)

10.13 Amended and Restated Credit Agreement, dated April 17, 1998, among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Safeguard Delaware, Inc. and PNC Bank, N.A. (exhibits omitted)(25)(Exhibit 10.1)

10.14 Amended and Restated Master Security and Administration Agreement, dated as of September 25, 1996, among CompuCom Systems, Inc., NationsBank of Texas, N.A., CSI Funding, Inc. and Enterprise Funding Corporation (exhibits omitted) (19) (Exhibit 10.3)

10.15 Amendment No. 1 dated December 5, 1996 to Amended and Restated Master Security Agreement among CompuCom Systems, Inc., NationsBank of Texas, CSI Funding, Inc. and Enterprise Funding Corporation
             (20)(exhibit 10.16)

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

10.21** Employment Agreement Amendment dated February 19, 1999 between Edward Anderson and CompuCom Systems, Inc. (28)(Exhibit 10.21)

10.22** Promissory Note dated February 12, 1997 from Edward Anderson to CompuCom Systems, Inc. (20)(Exhibit 10.22)

10.23** First Amendment to Term Note dated February 19, 1999 from Edward Anderson to CompuCom Systems, Inc. (28)(Exhibit 10.23)

10.24** Pledge Agreement dated August 31, 1994 between Edward Anderson and CompuCom Systems, Inc. (14) (Exhibit 10.27)

10.25** Term Note dated October 22, 1998 from Edward Anderson to CompuCom Systems, Inc. (28)(Exhibit 10.25)

10.26** Pledge Agreement dated October 22, 1998 from Edward Anderson to CompuCom Systems, Inc. (28)(Exhibit 10.26)

10.27** Stock Option Grant Agreement between CompuCom Systems, Inc. and Thomas C. Lynch, dated as of October 22, 1998 (27)(Exhibit 10.4)

10.28** Term Note dated December 23, 1998 from Thomas Lynch to CompuCom Systems, Inc. (28)(Exhibit 10.28)

10.29** Pledge Agreement dated December 23, 1998 from Thomas Lynch to CompuCom Systems, Inc. (28)(Exhibit 10.29)

10.30** Term Note dated December 23, 1998 from Thomas Lynch to Safeguard Scientifics, Inc. (28)(Exhibit 10.30)

10.31** Security Agreement dated December 23, 1998 between Thomas Lynch and Safeguard Scientifics, Inc. (28)(Exhibit 10.31)

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

21           List of Subsidiaries (28)(Exhibit 21)


23.1         Consent of KPMG LLP, Independent auditors*

23.2 Consent and Report of PricewaterhouseCoopers LLP, Independent auditors*


27           Financial Data Schedule for the year ended December 31, 1998*

99.1         Consolidated Financial Statements of Cambridge Technology
             Partners (Massachusetts), Inc.*
----------
*     Filed herewith.
** These exhibits relate to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.

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

(28) Filed March 31, 1999 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.

(d)   SEPARATE FINANCIAL STATEMENTS OF SUBSIDIARIES NOT CONSOLIDATED


          Refer to Item 14(c) exhibit 99.1 for the consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc. as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, which is filed as part of this report.



      FINANCIAL STATEMENT SCHEDULES


          Independent Auditors' Report

          The Board of Directors and Shareholders
          Safeguard Scientifics, Inc.:


          Under date of February 8, 1999, we reported on the consolidated balance sheets of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows, shareholders' equity and comprehensive income for each of the years in the three-year period ended
          December 31, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K/A for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. We did not audit the 1998 and 1997 financial statements of a nonsubsidiary investee. The financial statements of this investee were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this investee, is based solely on the report of the other auditor.



          In our opinion, based on our audits and the report of the other auditors, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

Dated: March 16,2000                          SAFEGUARD SCIENTIFICS, INC.


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

10.10**   Form of Amendment to Promissory Notes dated      , 1999
          (28)(Exhibit 10.10)

10.11 Asset Acquisition Agreement dated April 15, 1997 for the sale of certain assets of Premier Solutions Ltd. to a subsidiary of Sungard Data Systems Inc. (exhibits omitted) (21)(Exhibit 10.1)

10.12 Stock Exchange Agreement dated as of February 26, 1999 among Safeguard Scientifics, Inc., aligne Incorporated, and the shareholders of aligne Incorporated (exhibits and schedules omitted) (28)(Exhibit 10.10)

10.13 Amended and Restated Credit Agreement, dated April 17, 1998, among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Safeguard Delaware, Inc. and PNC Bank, N.A. (exhibits omitted)(25)(Exhibit 10.1)

10.14 Amended and Restated Master Security and Administration Agreement, dated as of September 25, 1996, among CompuCom Systems, Inc., NationsBank of Texas, N.A., CSI Funding, Inc. and Enterprise Funding Corporation (exhibits omitted) (19) (Exhibit 10.3)

10.15 Amendment No. 1 dated December 5, 1996 to Amended and Restated Master Security Agreement among CompuCom Systems, Inc., NationsBank of Texas, CSI Funding, Inc. and Enterprise Funding Corporation (20)(exhibit 10.16)

10.16 Amended and Restated Credit Agreement, dated as of November 3, 1997, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits and schedules omitted) (24)(Exhibit 10.27)

10.17 Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 26, 1998, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits omitted)(26)(Exhibit 10.2)

10.18 Amended and Restated Receivables Purchase Agreement, dated as of November 3, 1997, between CompuCom Systems, Inc. and CSI Funding, Inc. (exhibits omitted) (24)(Exhibit 10.28)

10.19 Amended and Restated Transfer and Administration Agreement, dated as of November 3, 1997, among CSI Funding, Inc., CompuCom Systems, Inc., Enterprise Funding Corporation and NationsBank, N.A. (exhibits omitted) (24)(Exhibit 10.29)

10.20** Executive Employment Agreement dated October 24, 1997 between Edward Anderson and CompuCom Systems, Inc. (24)(Exhibit 10.32)

10.21** Employment Agreement Amendment dated February 19, 1999 between Edward Anderson and CompuCom Systems, Inc. (28)(Exhibit 10.21)

10.22** Promissory Note dated February 12, 1997 from Edward Anderson to CompuCom Systems, Inc. (20)(Exhibit 10.22)

10.23** First Amendment to Term Note dated February 19, 1999 from Edward Anderson to CompuCom Systems, Inc. (28)(Exhibit 10.23)

10.24** Pledge Agreement dated August 31, 1994 between Edward Anderson and CompuCom Systems, Inc. (14) (Exhibit 10.27)

10.25** Term Note dated October 22, 1998 from Edward Anderson to CompuCom Systems, Inc. (28)(Exhibit 10.25)

10.26** Pledge Agreement dated October 22, 1998 from Edward Anderson to CompuCom Systems, Inc. (28)(Exhibit 10.26)

10.27**   Stock Option Grant Agreement between CompuCom Systems, Inc. and Thomas
          C. Lynch, dated as of October 22, 1998 (27)(Exhibit 10.4)

10.28** Term Note dated December 23, 1998 from Thomas Lynch to CompuCom Systems, Inc. (28)(Exhibit 10.28)

10.29** Pledge Agreement dated December 23, 1998 from Thomas Lynch to CompuCom Systems, Inc. (28)(Exhibit 10.29)

10.30** Term Note dated December 23, 1998 from Thomas Lynch to Safeguard Scientifics, Inc. (28)(Exhibit 10.30)

10.31** Security Agreement dated December 23, 1998 between Thomas Lynch and Safeguard Scientifics, Inc. (28)(Exhibit 10.31)

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

21        List of Subsidiaries (28)(Exhibit 21)


23.1      Consent of KPMG LLP, Independent auditors*

23.2 Consent and Report of PricewaterhouseCoopers LLP, Independent accountants*

27        Financial Data Schedule for the year ended December 31, 1998*

99.1 Consolidated Financial Statements of Cambridge Technology Partners (Massachusetts), Inc.*
----------
*     Filed herewith.

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

(28) Filed March 31, 1999 as a exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.