Form 10-K
period 1999-12-31
SAFEGUARD SCIENTIFICS INC ET AL
filed 2000-03-22
CIK 86115

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED
 DECEMBER 31, 1999                                 Commission File Number 1-5620


                           SAFEGUARD SCIENTIFICS, INC.
             (Exact name of Registrant as specified in its charter)


         PENNSYLVANIA                                           23-1609753
(State or other jurisdiction of                         (I.R.S. Employer ID No.)
incorporation or organization)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of common stock held by non-affiliates (based on the closing price on the New York Stock Exchange) on March 17, 2000 was approximately $9.3 billion. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by March 17, 2000 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

The number of shares outstanding of the Registrant's Common Stock, as of March 17, 2000 was 107,329,089, taking into account a 3-for-1 split of our Common Stock effective March 20, 2000. Unless otherwise specifically stated, the information in this report reflects this 3-for-1 split.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in this Form 10-K:

PART I

Item 1(b)         Note 20 on pages 69-71 of the Annual Report to
                  Stockholders for the year ended December 31, 1999, which pages are filed as part of Exhibit 13 hereto.

PART II

Items 5, 6,
7 and 8 Pages 35 to 74 of the Annual Report to Stockholders for the year ended December 31, 1999, which pages are filed as part of
                  Exhibit 13 hereto.

PART III

Items 10, 11,
12 and 13         Definitive Proxy Statement relative to the May 11, 2000 annual meeting of stockholders of Registrant, to be filed within 120 days after the end of the year covered by this Form 10-K
                  Report.

PART I

ITEM 1.  BUSINESS

    Safeguard is a leader in incubating and operating what we believe to be the premier developing technology companies in the Internet infrastructure market with a focus on three sectors: software, communications and eServices. We believe that the depth of our experience developing technology companies, our focus on and expertise in the Internet infrastructure industry, and the reach of our network, enable us to identify and attract companies with significant potential for success in our target sectors. We intend to achieve our goal of operating the premier network of Internet infrastructure companies by continuing to build and refine our network to offer solutions, seamless connectivity and eServices to businesses engaged in electronic commerce. As of March 17, 2000, our network was comprised of over 200 companies, including partner companies of Internet Capital Group and our Internet holding companies, incubators and private equity funds.

    For the past twenty years, Safeguard has been developing, operating and integrating leading-edge entrepreneurial technology companies into our network of partner companies. We have successfully capitalized on the major trends in successive waves of innovations in information technology. We founded and built Novell, Inc. in the 1980s to lead the computer networking industry, Cambridge Technology Partners (Massachusetts), Inc. in the 1990s to lead the client/server systems integration industry, and Internet Capital Group in the late 1990s to lead the Internet business-to-business electronic commerce industry. We are now building the next generation of partner companies to lead the Internet infrastructure industry.

During 1999 we expanded our network by acquiring interests in 12 new partner companies, including EXTANT, iMedium, Opus 360, SOTAS, and Vitts, for an aggregate purchase price of $139 million. We also purchased 80% of aligne in exchange for stock. In February 2000 we purchased the remaining 20% of aligne.

We successfully restructured our rights offering program for IPOs of our partner companies in order to have the partner company offer shares to our shareholders simultaneously with a traditional underwritten IPO. We renamed the program the "Safeguard Subscription Program." Four of our partner companies have gone public to date with a Safeguard Subscription Program as part of the IPO: Internet Capital Group, US Interactive, Pac-West Telecomm, and eMerge Interactive.

Two of our companies announced the creation of new Internet-oriented subsidiaries during 1999. Sanchez created eProfile, and USDATA created eMake.

SOTAS completed the acquisition of S3Net in January 2000.

In December 1999, Pacific Title/Mirage completed a merger with a public shell company, raised $18 million in a private placement, and change its name to LifeF/X.

Diable Research Corp. was sold for cash during 1999, and MultiGen-Paradigm agreed in February 2000 to a sale of all of its stock for cash. That transaction is currently pending.

    In March 2000, we closed the sale to Textron Inc. 2,181,819 shares of our common stock for $100 million in a private placement. Safeguard and Textron intend to work together to offer consulting services to each other and their respective partner companies and subsidiaries and explore a variety of potential strategic relationships with each other.

    Since January 1, 2000, we have acquired or agreed to acquire interests in 13 new partner companies, including the following. In February 2000, we acquired a 29% interest in fob.com. fob.com is a developer, builder and manager of vertical purchasing hub sites that enable the electronic procurement of manufacturing materials. In February 2000, we acquired a 39% interest in NexTone Communications. NexTone is a developer of an Internet-based system that integrates voice and data communications. In March 2000, we acquired a 42% interest in WebTelecom, a provider of voice, chat, video and collaboration for Web-based customer contact. In March 2000, we acquired a 45% interest in Wireless Online, a provider of smart antenna solutions for wireless data networks worldwide. In March 2000, we agreed to acquire a 38% interest in Mi8 Corporation, an application service provider that rents leading business software applications over the Internet.

INDUSTRY OVERVIEW

Growth of the Internet and Electronic Commerce

    The Internet is fundamentally changing the competitive landscape of virtually every industry, creating enormous opportunities for companies to expand and improve their businesses. Companies have begun to use the Internet to create business-to-consumer and business-to-business networks to streamline complex processes, purchase and sell goods, and exchange information among fragmented groups of customers, manufacturers and distributors. As a result, companies are increasingly realizing the value of a global online marketplace that aggregates purchasers and sellers.

    While the business-to-consumer electronic commerce market is significant in size, estimated by IDC at $15 billion in 1998, the business-to-business electronic commerce market is larger and is predicted to grow much more dramatically. Forrester Research estimates that United States business-to-business electronic commerce will grow from $109 billion in 1999 to $1.3 trillion in 2003, accounting for 90% of the dollar value of electronic commerce in the United States by 2003. Forrester Research estimates that the total electronic commerce market worldwide will reach $3.2 trillion by 2003.

    We believe that advances in Internet infrastructure technology are driving the rapid growth in business-to-consumer and business-to-business electronic commerce. As Internet infrastructure develops, companies will increasingly be able to use fast, reliable and secure networks to connect themselves with their customers and business partners to reduce sales, marketing and related expenses, and to integrate their systems more efficiently.

Internet Infrastructure is Driving Growth in Electronic Commerce

    The Internet provides a platform that enables the creation of efficient, cost-effective applications and networks that facilitate electronic commerce. The increasing functionality of Internet infrastructure is enabling the automation and integration of established business processes. Businesses are compelled to rapidly adopt these technological advances in order to retain their competitive position. Moreover, the development of increasingly powerful Internet electronic commerce solutions is redefining the markets in which businesses compete. Sellers are able to cost-effectively access global markets, streamline their sales, marketing and distribution operations, reduce their time to market and efficiently distribute updated product information. Buyers can improve their purchasing process and easily access current product information and a broad range of products and services. We believe that Internet infrastructure technology has enabled this efficient interaction with business partners and customers, which is leading to dramatic growth in electronic commerce.

    Electronic commerce depends upon a highly functional, fast, reliable and secure Internet infrastructure. Accordingly, both electronic commerce companies and established businesses are investing significant amounts in developing and deploying their Internet infrastructure platforms. IDC estimates that worldwide Internet infrastructure spending will grow from $366 billion in 1999 to $1.5 trillion in 2003. To meet these needs, a growing number of new companies exclusively devoted to developing Internet infrastructure products and services are being formed and funded. In addition, established businesses are committing significant resources to developing Internet infrastructure businesses.

Opportunities for Developing Internet Infrastructure Companies

    We believe there are significant opportunities for companies that create the infrastructure that enables electronic commerce. We call these companies Internet infrastructure companies. These companies provide Internet technology and services to support electronic commerce with the goal of maintaining and expanding their customers' competitive advantage by improving operating efficiencies, decreasing time-to-market and creating new market opportunities. We believe that the following sectors of the Internet infrastructure market provide the most significant opportunities:

    - Software. Software providers develop and market software applications, tools and related services that support electronic commerce and integrate business functions. These include procurement platforms, distributed content management, web-based customer relationship management and supply chain management applications, dynamic pricing platforms, enterprise and Internet application integration, billing and payment systems and additional applications that enable electronic commerce.

    - Communications. Communications providers develop networks and design and market products and services to support the communications infrastructure required for all electronic commerce. Products and services provided by these companies include network security and quality measurement software, communications services including wireline and wireless broadband access to Internet protocol networks, optical and Internet protocol-based network infrastructure software and network management and optimization solutions.

    - eServices. Providers of Internet-related services, or eServices, develop, deploy and manage applications and Web sites to enable electronic commerce and automate business processes. eService providers may also offer the infrastructure to host applications from a centrally managed site. Services provided by these companies also include strategic guidance and implementation services that enable companies to take competitive advantage of the Internet.

Challenges Facing Developing Internet Infrastructure Companies

    We believe that to succeed in this rapidly evolving and highly competitive market, developing Internet infrastructure companies with leading-edge technologies and solutions need to understand the electronic commerce market for Internet infrastructure products and services. In order to establish market leadership, these companies must accelerate the process of developing a sustainable enterprise, commercializing their core product or service offerings and bringing these products and services to market. In addition to capital, these companies require the resources to address the following challenges in establishing market leadership:

    - Technology. The strategic assessment of technology market opportunities and the design, development and commercialization of proprietary technology solutions, as well as access to complementary technologies and strategic partnerships.

    - Management. The recruitment and retention of an effective senior management team.

    - Legal and Financial. The development of appropriate corporate, legal and financial structures and the expertise to execute transactions.

    - Marketing. The identification of the company's strategic market position and the implementation of effective branding, launch and marketing strategies.

    - Operations. The establishment of facilities and administrative processes to support the growing enterprise.

    - Business Development. The creation of relationships that provide initial reference customers, external marketing channels and growth through strategic partnerships, joint ventures or acquisitions.

    We believe that inadequate resources to address these challenges prevent many companies with leading-edge technology from capitalizing on their potential opportunity. To date, venture capital firms, the traditional source of capital for emerging technology companies, have primarily focused on providing capital and have not generally offered significant operational resources and support to entrepreneurs. In addition, because venture capital firms generally possess a short term investment strategy designed to quickly capitalize on their investments, their companies often do not develop the type of collaboration that promotes the interests and development of the other companies in which they have investments.

OUR SOLUTION AND STRATEGY

    Our objective is to partner with, incubate, operate and integrate into our network the leading companies in the Internet infrastructure market. We believe that our experience in developing technology companies, our focus on and expertise in Internet infrastructure, and the reach of our network, which includes Internet Capital Group's network of business-to-business electronic commerce partner companies, enable us to identify and attract companies with the greatest potential for success in this market and to assist these companies to become market leaders. In addition, we believe our affiliation with Internet Capital Group helps us strengthen our own business model and provides us insight into the fast-evolving business-to-business electronic commerce market. As a result, we are better able to anticipate the industry's needs for new Internet infrastructure products and services, and we can use that knowledge to guide our existing partner companies and to select new Internet infrastructure companies to fill out our network. We believe that our network of 45 partner companies and over 160 associated companies in which we hold indirect interests through our Internet holding companies, incubators and private equity funds is a unique resource that provides us with competitive advantages in the development of Internet infrastructure companies. The Safeguard network is broad and deep and supports our development process from beginning to end.

    Our strategy is to utilize our extensive network to meet the strategic and operational needs of developing Internet infrastructure companies. In addition to providing our partner companies with capital, we draw on our network resources to offer strategic and operational services in a collaborative environment that serves to accelerate their development and allows them to rapidly capitalize on market opportunities. We are also able to make connections for our infrastructure partner companies with potential customers because our network includes a large number of business-to-business and other electronic commerce companies, including companies in Internet Capital Group's network. After a company achieves market success, we operate as a long-term partner, providing our partners with ongoing access to our network resources and industry relationships.

    We dedicate teams to each of the three Internet infrastructure sectors that we target. Each team is led by a senior executive with extensive industry experience in that sector. Each team is responsible for all elements of the acquisition and development of our partner companies, providing consistency to the relationship between Safeguard and the developing company and between the developing company and our network resources. In the execution of each element of our development process, the sector team coordinates the use of our network resources to leverage Safeguard's own capital and management resources.

    Our process for identifying, developing and operating the leading Internet infrastructure companies consists of the following five elements: sourcing, selection, planning, execution, and operation. The first two, sourcing and selection, refer to our methodology for identifying and assessing acquisition opportunities. The last three, planning, execution and operation, refer to our post-acquisition process for enhancing the value of our partner companies.

Sourcing

    We primarily partner with companies that are focused on providing Internet infrastructure solutions. We believe the knowledge base of our management team, the sector expertise and relationships of our business teams, and the market presence of the companies in our broad network, including the networks of Internet Capital Group and our other Internet holding companies, incubators and private equity funds, enable us to understand industry and technology trends in order to target potential infrastructure technology leaders. Our software, communications and eServices teams identify compelling market segments and have the mandate to acquire interests in companies with technologies that best address the needs in that segment.

    We identify potential candidates through three types of sourcing processes. Acquisition opportunities may be directly sourced, co-sourced or outsourced. We estimate that the acquisitions that we have made over the past two years have been derived in approximately equal numbers from each of these three sourcing processes. Directly sourced opportunities are identified through the efforts of the Safeguard management team and their network of industry and financial contacts. Co-sourced opportunities are developed with Safeguard's incubators and private equity funds or result from spinouts from existing partner companies. eMerge Interactive, Inc., which was incubated by XL Vision, Inc., is an example of a co-sourced deal. OPUS360 Corporation is another example of co-sourcing, where an early stage investment was made by one of our affiliated private equity funds, prior to Safeguard participating in a second round financing. Our relationships with 11 private equity funds, 10 of which are located on our campus, significantly expand our universe of co-sourced partner company acquisition opportunities. Outsourced opportunities come from the referrals, contacts and relationships of companies, entrepreneurs, managers and consultants that comprise our network of industry relationships. The technology professionals employed by our eService partner companies are particularly effective resources of our outsourced network.

Selection

    Our infrastructure sector teams rapidly identify and acquire those companies which we believe have the potential to be a leader in their market and are potentially synergistic with our network. Our ability to quickly and accurately screen business plans and select the ones we believe are the most likely to succeed is enhanced by our focus on Internet infrastructure companies and the sectoral expertise of our business teams. This selection process is supported by Safeguard's internal market research and trend analysis. On a monthly basis, we evaluate external analyses and reporting, applying a proprietary methodology, based on content analysis, to identify and anticipate emerging trends in the Internet infrastructure market. This input is used to refine our selection criteria for our three business sector teams.

    When we identify a company that appears to meet our current criteria, we evaluate the company's potential, relying on both our management's own expertise and rapid input from sources of expertise within our network. For example, we may call upon the specific expertise or experience of management at our partner companies or funds, or we may call upon one of our partner service companies, such as aligne incorporated, US Interactive, Inc. or Cambridge Technology Partners, to perform a rigorous technology assessment. We may also call upon a company in our network to implement and evaluate a promising technology on a trial basis. We believe that these resources permit us to make highly informed judgments concerning a company's potential more rapidly than competitors that do not have similar resources. As a result of our business model and extensive experience, we believe that we are able to complete acquisitions quickly and efficiently.

    We screen potential partner companies using the following primary criteria:

    - Industry-Leading Technology. We focus on companies which we believe have the potential to be leaders in their market and whose technology or processes provide them with a competitive advantage which prevents competitors from easily entering their market. In addition, we look for companies with accomplished technical teams that we believe have the skills to bring their concept to market quickly.

    - Markets. We focus on companies that offer products and services to large and rapidly growing markets. We favor markets that are sufficiently developed for the company to start aggressively building its customer base, although we will also acquire companies whose market opportunity anticipates important trends that we have identified. We attempt to assess a company's potential market share within its addressable market by evaluating the level of competition presented by other infrastructure companies, traditional businesses and potential market entrants. We favor companies with strong competitive positions where there is no dominant Internet infrastructure participant in that company's addressable market.

    - Compelling Business Model. We place an emphasis on companies with compelling, sustainable business models that exploit the low variable cost structure enabled by the Internet. We target companies that we believe have the potential to achieve and sustain high profit margins.

    - Management. We believe that entrepreneurial leadership is essential. The identification and development of entrepreneurs is central to our history and culture. We target entrepreneurs who we believe demonstrate the leadership skills required to guide the strategy and development of an early- stage company. In addition, we target companies with highly qualified executive teams that will be able to manage the rapid organizational development that we expect our partner companies to achieve.

    - Fit with Safeguard Network. As we continue to build our network, we look for companies which will complement our existing partner companies and fill out our offering of Internet infrastructure services and products. In addition, we look for companies that can create synergy with and provide support to other companies in our network.

    Among the companies that satisfy these criteria, we focus on acquiring interests in companies that can benefit from services provided by us and our network. In view of the operating resources we devote to the development of companies, we seek opportunities to take a meaningful ownership position and exercise significant operational influence. Our objective is to maintain an interest of more than 30%, either directly or through our affiliated partner companies or funds, while ensuring that management and key personnel still retain a significant equity stake in the company, although where necessary, we can structure solutions to achieve significant influence with lower ownership levels. Generally, we are the largest single shareholder, exercise significant influence over the company and obtain significant board representation. We believe that by limiting our acquisitions to situations in which we can establish a substantial economic and operational relationship, we are able to make more efficient use of our capital and management resources and derive a greater benefit from the addition of new partner companies to our network.

Planning

    Once we acquire an interest in a partner company, we take an active role in its strategic direction and provide operational support. Through our experience in incubating and operating technology companies, we have developed a methodology for accelerating our partner companies' success. This methodology begins with the creation of a plan for accelerated development that we call our 120 Day Plan. Prior to closing an acquisition, we begin to work with a prospective partner company to:

    - define its near term strategic goals;

    - identify the key milestones to reaching these goals;

    - identify the business metrics that will be applied by Safeguard and the markets to measure their success; and

    - identify potential synergies with Safeguard's network of companies.

    To implement the partner company's 120 Day Plan, we conduct a needs assessment to determine the nature and timing of the resources required to help the company achieve its goals. We then either provide the company with appropriate services and support from within Safeguard and its network or help them identify and negotiate to obtain these services from third-party suppliers or strategic partners. During the 120-day period, we help our partner companies measure their progress and continually reassess their objectives and requirements. By helping our partner companies' management teams remain focused on their critical objectives and providing them with resources not typically available to early stage companies, we believe we are able to significantly accelerate their development and success.

    Once a company has completed its early development process, we engage in an ongoing planning and assessment process. Safeguard executives serve on the board of directors of each of our partner companies and work with them to develop their annual strategic plans. Achievement of their annual plans is monitored through monthly reporting of strategic performance metrics and financial results through the Safeguard intranet, in a standard format that we call a performance dashboard. This planning and reporting system for our more mature partner companies provides an efficient means for our management to identify when additional involvement and support may be required.

Execution

    Our objective in the execution of a new partner company's 120 Day Plan is to permit the entrepreneur to remain focused on the company's core business objectives. If the partner company does not have sufficient access to the resources required to execute its plan, the Safeguard business partner responsible for the company will seek to utilize our network to obtain the required resources. We believe these services provide our partner companies with significant competitive advantages in competing in their individual markets. The resources our partner companies draw upon to accelerate their development include the following:

    Technology. Our history as a developer of technology companies provides us with ample resources to support the technology development of a new partner company. We and our partner companies frequently call upon our eService providers such as aligne, US Interactive and Cambridge Technology Partners to perform strategic and operational technology assessments and to provide support for the commercialization of technology solutions. In light of the demand for qualified technology workers, the hundreds of consultants, developers, integration experts and other Internet and information technology specialists within our network provide our partner companies with a unique competitive advantage. They also permit us to acquire companies that possess break-through technologies that require substantial development to reach commercialization. Through our network we are also able to identify and provide preferred access to complementary technologies and promote strategic partnerships with technology leaders.

    Management. Through our network, we have access to a depth and breadth of entrepreneurial and operational talent that is frequently called upon to serve on the board of directors or advisory boards of our partner companies, or in temporary executive capacities during the rapid development of a new partner company. We call these management resources our "virtual bench." We may also call upon our virtual bench when existing management needs to be augmented or replaced. To respond to growth of the network and the increasing challenge of acquiring top-quality management, we have designated a full time executive to manage our virtual bench and to assist our partner companies in acquiring top-quality management. We can also assist a partner company to respond to temporary demands for additional highly qualified personnel through our consulting and service companies. To manage additional project-based demand for knowledge workers across our network, we are planning to install the human resources enterprise application and exchange products of our partner company, OPUS360.

    Legal and Financial. In addition to the business partner responsible for the acquisition and overall development of each partner company, we assign a financial and legal partner to each new partner company. These professional partners are involved in the due diligence preceding the acquisition and are responsible for assessing financial and legal issues to be addressed during the execution of the 120 Day Plan, including the recommendation of best practices within their areas of expertise. The expertise of dedicated professional partners remains available to our partner companies when they are seeking to execute major corporate or other financial transactions.

    Marketing. We provide our partner companies with strategic guidance regarding market positioning, product launch and marketing and public relations. Insights concerning market position are obtained from our internal research and trend analysis and the collective intelligence of the companies within our network concerning the development of the Internet infrastructure market. We have hired a full-time executive to manage our network's marketing and public relations needs and to coordinate our marketing efforts. This coordination is expected to include underwriting a portion of our partner companies' expense for co-branded marketing initiatives. In addition, we have acquired an interest in Zero to Five, a marketing consulting firm focused on supporting early-stage technology companies.

    Incubation Facilities. Our incubation facilities partner, TechSpace, is developing flexible, technologically supported incubation space currently in New York, with additional U.S. and international locations to be established this year. Our corporate campus in suburban Philadelphia hosts 115,000 square feet of flexible office space that is home to Safeguard, Internet Capital Group, 10 private equity funds, the Eastern Technology Council, and from time to time, resident entrepreneurs.

    Business Development. Our business and professional partners offer assistance in identifying, evaluating, structuring and negotiating joint ventures, strategic alliances, joint marketing agreements, acquisitions and other corporate transactions. In addition, we offer our partner companies a variety of services designed to reduce their operating costs, enable them to focus on product development and marketing and accelerate their time-to-market with new products and services. Most importantly, our network of approximately 200 companies provides opportunities for synergistic business development to new partner companies. As part of the 120 Day Plan, new partner companies are asked to identify and prioritize the business relationships that they would like to establish within our network. Our business partners then work closely with the partner company to support the formation of these relationships. This active promotion of collaborative opportunities within our network is central to our operating strategy and continues well beyond the 120 Day Plan.

Operation

    Our business model is to incubate, integrate and operate a network of leading Internet infrastructure partner companies. We believe our operating model gives us and each of our partner companies an advantage over other developing companies that do not have access to the same network of resources. We also believe our model provides advantages over large established companies that do not have the necessary entrepreneurial agility to compete in an emerging, rapidly changing market like the Internet infrastructure market. By operating through independent companies, we can attract talented entrepreneurs to run our businesses and we can partner with emerging companies that are creating ground-breaking technologies and services. We insist that our entrepreneurs own significant equity stakes in their companies to provide maximum financial incentive for excellence to each member of our network. We operate as partners, in a horizontal organizational structure, in order to encourage our partners' entrepreneurial energy and creative talents.

    We believe that our collaborative network is particularly effective in benefiting Internet infrastructure companies. We promote the sharing of knowledge, industry experience and business contacts that serve to accelerate technology development and encourage cross-selling and marketing opportunities. We believe that the sharing of information and development of strategic relationships among our partner companies provides them with a competitive advantage in the Internet infrastructure market. For example, CompuCom Systems, Inc. and Cambridge Technology Partners have a substantial number of well established customer relationships with businesses implementing electronic commerce strategies, and can act as powerful marketing and distribution partners for our Internet infrastructure partner companies. In addition, we seek to leverage the aggregate purchasing power of our network of partner companies to reduce their individual costs of obtaining third party services and products. Our partner companies also capitalize on the industry relationships of our management team and board of directors to facilitate strategic partnerships, technology licensing agreements, distribution arrangements and co-marketing relationships with other technology companies. In addition, we promote collaboration through making introductions, conducting seminars and conferences, identifying prospective alliances and monitoring the ongoing relationships among our partner companies. Safeguard arranges several annual conferences for its partner companies, including the "Think Again" annual conference, the annual senior partners meeting, the annual chief financial officers' conference and smaller on-campus and off-site conferences. We promote communication among our partner companies through our extranet which we are continuing to develop to more efficiently manage available resources and aggregate demand across our network of partner companies.

    We continually seek to promote ways for our more mature companies to contribute to the strength of our network. Unlike venture capital funds, we maintain significant ownership in and participate in the operations of our partner companies after they go public, and we continue to engage them in our network of companies. We may acquire additional interests in our public partner companies if we believe they are undervalued, and have recently supported the creation of public partner company spin-offs and development funds. We believe our business model grows more effective with the addition of each new partner company to our operating network.

THE SAFEGUARD NETWORK

    Our network consists of over 200 companies. We hold direct interests in 45 companies, which we call partner companies, and indirect interests in over 160 additional companies, which we call network companies, through Internet Capital Group and our other Internet holding companies, incubators and private equity funds.

    Of our 45 partner companies, 26 companies are primarily engaged in the Internet infrastructure business. Many of the remaining companies are engaged in businesses which add value to our network or are repositioning to focus on the Internet infrastructure business. The following overview provides a summary of our Internet infrastructure companies, which are core to our operating strategy and representative of our future acquisition strategy. This overview also describes the role of our other partner companies in our strategy, including our business-to-business electronic commerce companies, the companies that enhance our operations, and the Internet holding companies, incubators and private equity funds that, through their own growth strategies, continue to expand our network.

    We focus on developing and operating three types of Internet infrastructure companies: software providers, communications providers, and eServices providers. As of March 17, 2000, the following are our core Internet infrastructure partner companies:

     Software              Communications                  eServices

      Arista                   Extant                        aligne
    e-Profile            Integrated Visions      Cambridge Technology Partners
      eMake            NexTone Communications               iMedium
     fob.com             Pac-West Telecomm              Mi8 Corporation
     LifeF/X                 PrivaSeek                      OPUS360
  RealTIME Media               SOTAS                     TechSpace LLC
     Sanchez               Vitts Networks                US Interactive
      USDATA                Who? Vision                   Zero to Five
                             WebTelecom
                          Wireless Online

e-Profile is currently a wholly-owned subsidiary of Sanchez and eMake is currently a wholly-owned subsidiary of USDATA.

    The following tables provide a summary of our Internet infrastructure partner companies in our three core sectors. Our ownership positions in the following tables have been calculated as of March 17, 2000, based on the issued and outstanding voting securities of each partner company, assuming the issuance of voting securities on the conversion or exercise of non-voting preferred stock, but excluding the effect of options, warrants and convertible debt. Our ownership percentages in certain of the partner companies described below include equity interests that we have granted to our management subject to the restrictions of our long-term incentive plan. Our ownership percentage assumes the purchase by Safeguard of equity securities upon satisfaction or waiver of all partner company funding conditions. See Notes 4, 5 and 18 of Notes to Consolidated Financial Statements for information about the market value as of December 31, 1999 of our holdings in our publicly traded partner companies and publicly traded companies that we account for as available for sale.

Software

    Software providers develop and market software applications, tools and related services that support electronic commerce and integrate business functions. These include distributed content management, web-based customer relationship management applications and supply chain management applications, procurement platforms, dynamic pricing platforms, enterprise and Internet application integration, billing and payment systems and additional applications that enable electronic commerce.

                                                                                                   % OWNED
        COMPANY                               DESCRIPTION OF BUSINESS                               BY US
        -------                               -----------------------                               -----
Arista Knowledge              A provider of web-based infrastructure technology which                45%
Systems, Inc...............   enables enterprises and web businesses to manage,
(www.aristasys.com)           distribute, track, and sell educational and training content in a user-friendly environment. The company is a
                              development stage company.

eMake Corporation..........   A wholly-owned subsidiary of USDATA that provides                      38%(a)
(www.emake.com)               Internet-based real-time manufacturing process control
                              applications to help manufacturers to determine what to
                              produce and the optimal way to produce, and to gain
                              insight into production processes along the supply chain.
                              The company commenced operations during the third
                              quarter of 1999 and has begun delivering its applications to customers. The company currently plans to provide
                              application hosting services for companies that prefer not to implement the application internally.

e-Profile, Inc.............   A wholly-owned subsidiary of Sanchez Computer                          26%(a)
(www.e-profile.com)           Associates that provides outsourced data processing
                              operations, bank operations and vendor and integration
                              management services to direct and Internet banks based on
                              Sanchez's PROFILE/Anyware software. The company's
                              services enable a bank to become operational with Internet banking services in as few as 90 days.

fob.com Inc................   A developer, builder and manager of business-to-business               29%
(www.fob.com)                 purchasing hub web sites that enable the electronic
                              procurement of manufacturing materials. The company's
                              proprietary software, called "Centralized Aggregate
                              Purchasing System," powers its purchasing hubs. The
                              company's first purchasing hub, fobchemicals.com, began
                              operations in November 1999 and currently plans to
                              introduce its second purchasing hub, fobpaper.com, in March 2000.

LifeF/X, Inc...............   The successor to Pacific Title/Mirage, the company is                  23%
(www.pactitle.com)            developing a "face" for the Internet through photo-realistic
(OTC BB: LEFX.OB)             digital human images, called "standins," that can be

                              quickly downloaded from the company's web site and can
                              communicate over the Internet in real time at rates as low as 28.8 kilobits per second. The company plans to offer
                              these standins to provide electronic commerce businesses
                              an increased level of customer service and personalization.
                              The company also currently plans to offer standins for use by consumers as personalized models for chat, instant
                              message and email environments.

RealTIME Media, Inc........   A full-service online direct marketing company that uses               43%
(www.realtimemedia.com)       innovative promotional techniques to create awareness,
                              build traffic, and generate leads for its Internet and
                              traditional clients. The company was originally formed
                              to be an Internet promotional services company and is an
                              industry pioneer in online promotions, instant-win, and
                              sweepstakes technologies. Since then, the company has
                              evolved into a full solution provider for attracting and
                              keeping customers for both online and combination
                              online/offline companies.

Sanchez Computer              A global provider of comprehensive enterprise banking                  26%
Associates, Inc............   software called PROFILE(R) for financial services
(www.sanchez.com)             organizations worldwide. The primary module, called
(Nasdaq: SCAI)                PROFILE/Anyware, is a multi-currency, multi-language,
                              multi-bank transaction processing system which supports
                              deposit, loan, customer and bank management requirements
                              through multiple distribution channels, including
                              the Internet.

USDATA Corporation.........   A global supplier of component-based production software               38%
(www.usdata.com)              designed to help customers reduce operating costs, shorten
(Nasdaq: USDC)                cycle times and improve product quality in their
                              manufacturing operations. The company's software enables
                              manufacturers to access accurate and timely information -
                              whether they are on the plant floor, in the office, or
                              around the globe.

--------------

(a) This company is a wholly-owned subsidiary of an existing partner company. Our ownership percentage reflects our ownership position in its parent.

Communications

    Communications providers develop networks and design and market products and services to support the communications infrastructure required for all electronic commerce. Products and services provided by these companies include network security and quality measurement software, communications services including wireline and wireless broadband access to Internet protocol networks, optical and Internet protocol-based network infrastructure software and network management and optimization solutions.

                                                                                             % OWNED
          COMPANY                          DESCRIPTION OF BUSINESS                            BY US
          -------                          -----------------------                            -----

Extant, Inc.............     A global facilities-based provider of wholesale fiber              21%
(www.extant.net)             backbone service, telecommunications interconnectivity and clearinghouse solutions to a variety of communications
                             providers and Internet service providers. The company
                             offers its customer community simple ways to grow
                             their business, drive revenues and profits, and improve
                             performance.

Integrated Visions,          An XL Vision company that provides network security                49%
Inc.....................     solutions using biometric authentication, initially to the
(www.integratedvisions.com)  healthcare industry. The company's solutions enable secure and convenient access to computerized patient information
                             on intranets, extranets, and across the Internet. The
                             company's suite of products simplifies logon to
                             applications while increasing security. The company is
                             in the early stages of commercializing its products
                             and solutions.

NexTone                      A developer of an Internet-based system that allows                39%
Communications               communications service providers to offer voice-data
Inc.....................     integration services over broadband connections in a simple
(www.nextone.com)            and cost-effective way. These value-added services include
                             Internet-based virtual private networks, distributed
                             private branch exchanges (PBXs) and PBX extensions.
                             The company is currently a development-stage company.

Pac-West                     An integrated communications provider committed to                  7%
Telecomm, Inc...........     providing usage-intensive customers, including Internet
(www.pacwest.com)            service providers, medium and small businesses and enhanced
(Nasdaq: PACW)               communications service providers, a single source for all
                             their communications needs. Pac-West provides Internet
                             access and other Internet infrastructure services to
                             Internet service providers, who can either co- locate
                             and maintain their own equipment at Pac-West's switching
                             sites, or subscribe to an integrated managed modems
                             service that includes access lines, modems, routers,
                             authentication service, and technical support. The
                             company currently offers service in California, Nevada and
                             Washington, and currently plans to continue to expand
                             its operations to cover the western U.S.

PrivaSeek, Inc..........     A provider of permission marketing and privacy management          33%
(www.privaseek.com)          solutions for electronic commerce. PrivaSeek designs,
                             builds and manages systems and services that bring
                             businesses and consumers together in a permission-based
                             relationship. These systems and services enable
                             businesses to benefit from richer, more accurate consumer
                             information, thus optimizing the effectiveness of their
                             marketing investment. Consumers are empowered to
                             control, manage and benefit from this information exchange.

SOTAS, Inc..............     A provider of end-to-end telecommunications network                75%
(www.sotasinc.com)           monitoring and integrity testing solutions that measure the quality and efficiency of service provided by communications and Internet access providers. SOTAS provides flexible
                             and powerful information-based solutions in the network
                             signaling, data management and bandwidth management
                             arenas. bandwidth management arenas.

Vitts Networks, Inc.....     An integrated communications provider that offers single           48%
(www.vitts.com)              source business data communications services, including
                             high-speed Internet access, web and server hosting,
                             network management and outsourcing services and continuous network monitoring coupled with technical support. The
                             company distributes its services through a direct sales
                             force, affiliated resellers and Internet service
                             providers and is deploying its advanced technology
                             Protected Service Network, which currently serves
                             customers throughout the New England area of the U.S.

WebTelecom, Inc.             A provider of voice, chat, video, and collaboration for            42%
(www.webtele.com)            Web-based customer contact.  WebTelecom's ASP service
                             deploys voice-based customer support over the Internet.
                             This full-featured, standards-based service is
                             non-intrusive and delivers natural real-time voice
                             conversation.

Who? Vision                  An XL Vision company that is a provider of secure                  29%
Systems, Inc............     identification technology that enables individuals to
(www.whovision.com)          electronically authenticate ("e-Thenticate"(TM)) their
                             identities to access digital networks and maintain
                             digital privacy. The company applies patented imaging
                             technologies to create reliable, cost-effective
                             fingerprint authentication solutions and a secure
                             platform that manages digital identities including
                             digital certificate management for business-to-consumer
                             and business-to-business transactions. The company
                             is currently in the development stage.

Wireless Online,             A provider of smart antenna solutions for wireless data            45%
Inc.                         networks worldwide.  The company's solutions combine
(www.wireless-               advance digital signal processing and radio frequency
online.com)                  technologies, next generation antenna design, and
                             proprietary software and electronics, enabling wireless
                             data service providers to greatly improve the coverage,
                             quality, and capacity of their networks.


eServices

    Providers of Internet-related services, or eServices, develop, deploy and manage applications and Web sites to enable electronic commerce and automate business processes. eService providers may also offer the infrastructure to host applications from a centrally managed site. Services provided by these companies also include strategic guidance and implementation services that enable companies to take competitive advantage of the Internet.

                                                                                              % OWNED
        COMPANY                           DESCRIPTION OF BUSINESS                              BY US
        -------                           -----------------------                              -----

aligne incorporated...       An information technology management consulting firm that          100%
(www.aligne.com)             assists senior executives in optimizing their companies'
                             investments in technology. aligne offers businesses a
                             variety of services ranging from electronic
                             business/electronic commerce strategy development
                             to applications development and infrastructure support
                             by leveraging the capabilities of the Safeguard partner
                             companies as an end-to-end solutions provider for
                             small, medium and large enterprises.

Cambridge                    A global provider of Internet professional services,                16%
Technology                   management consulting and system integration services to
Partners                     transform its clients into electronic businesses. Cambridge
(Massachusetts),             believes it combines a deep understanding of electronic
Inc...................       commerce issues with integrated, end-to-end services and a
(www.ctp.com)                record of shared risk and rapid, guaranteed delivery.
(Nasdaq: CATP)

iMedium, Inc..........       A developer of an interactive visual platform for                   30%
(www.imedium.com)            conducting commerce on the Internet. Through its
                             patent-pending, proprietary see!Commerce(TM) technology,
                             iMedium's business-to-business and business-to-customer
                             customers can embed electronic commerce and advertising
                             links into contextual scenes, photos or still images on
                             the Internet, as well as in other visual content such
                             as product catalogs and technical illustrations. iMedium's commerce infrastructure centrally manages the network
                             of content, merchant and advertiser links and hosts
                             all related media assets. This enables customers to
                             manage the deployment of their interactive presence
                             across the Internet through a single extranet
                             application and point of contact.

Mi8 Corporation              An Application Service Provider (ASP) that rents leading            38%
(www.mi8.com)                business software applications over the Internet.  Mi8
                             supports access to such applications via secure, high
                             speed Internet connections and wireless devices. Mi8's
                             initial target market is small and medium sized
                             businesses. Working with Safeguard partner companies
                             including CompuCom and Extant, Mi8 is developing
                             a turnkey solution for netsourced IT, including
                             hardware, applications, connectivity, help desk services,
                             training and lease financing.



OPUS360                      A provider of an integrated, web-based solution for putting          9%
Corporation...........       people and projects together across the labor supply chain.
(www.opus360.com)            The company provides a business-to-business electronic
                             commerce platform that enables free agents, such as
                             independent professionals, consultants and other
                             knowledge workers with technology, creative, strategic
                             consulting and

                             other expertise, to connect with buyers of project-based
                             resources. The company also maintains a website,
                             freeagent.com, based on its solution, which operates as an on-line marketplace for companies and workers. OPUS360 is
                             currently in registration for its initial public offering.

TechSpace LLC.........       An incubator that provides facilities and Internet-based            49%
(www.techspace.com)          support services to start-up Internet companies. TechSpace is currently hosting 35 companies in approximately 40,000
                             square feet of space in New York and is developing
                             additional facilities in New York, San Francisco and
                             Boston. The company currently plans on developing
                             additional facilities internationally.

US Interactive, Inc...       A provider of Internet professional services helping                13%
(www.usinteractive.          companies take advantage of the business opportunities
com)                         presented by the Internet. The company provides integrated
(Nasdaq: USIT)               Internet strategy consulting, marketing and technology
                             services that enable clients to align their people,
                             processes and systems to form an electronic enterprise
                             using its proprietary e-Roadmap(R) delivery platform,
                             IVL Methodology(SM), and CAPTURE(SM) -- an extranet
                             relationship management tool.


Zero to Five LLC......       A marketing and communications consulting firm focused on           33%(b)
(www.zeroto5ive.com)         supporting early-stage technology companies to develop
                             their early brand and communications
                             strategy during the critical transition
                             from business plan to market launch.

--------------

(b) Assumes the conversion into equity securities of a convertible loan currently outstanding to Zero to Five by Safeguard

Other Companies That Enhance Our Network

    An important part of our strategy is to maintain long-term relationships with partner companies that add value to our network. Several of our companies engage in business-to-business electronic commerce, which complements our Internet infrastructure business in many ways. Certain partner companies can provide services, technologies, or distribution channels to our other companies, act as test sites for our companies' new products and services, or are potential customers for them. Some of our partner companies follow Safeguard's operating model of acquiring interests in, incubating, and operating their own network of Internet companies, which expands the reach of our network. Still other companies in our network help us to validate our market assumptions or obtain competitive intelligence. Many of our partner companies fulfill more than one of the above roles.

    Internet Capital Group. Part of our existing business is developing and operating our business-to-business electronic commerce partner companies, of which Internet Capital Group is the most significant. These companies are an important resource for our Internet infrastructure partner companies. Internet Capital Group was founded in 1996 by Safeguard executives who anticipated the transformational effect of Internet business-to-business electronic commerce markets. The company has creatively adapted our operating model to establish itself as a leading network of business-to-business electronic commerce companies. Internet Capital Group's network consists of over 50 companies, including VerticalNet, Inc., which owns and operates over 50 online trading communities. Internet Capital Group is headquartered on our corporate campus, we remain its largest shareholder and executives from each company serve on the other's Board of Directors. We believe our affiliation with Internet Capital Group helps us strengthen our own business model and provides us insight into the fast-evolving business-to-business electronic commerce market. As a result, we are better able to anticipate the industry's needs for new Internet infrastructure products and services, and we can use that knowledge to guide our existing partner companies and to select new Internet infrastructure companies to fill out our network. Internet Capital Group's network of business-to-business market-maker companies also constitutes a significant group of potential customers for our Internet infrastructure partner companies. In addition, Safeguard and Internet Capital Group have collaborated in the funding and development of companies such as eMerge Interactive, Inc., US Interactive and PrivaSeek. We believe that the relationship between Safeguard and Internet Capital Group strengthens our respective partner companies and creates a powerful combined network of companies to enable the growth of electronic commerce.

    Other Business-to-Business Electronic Commerce Companies. In addition to Internet Capital Group and its network of business-to-business electronic commerce companies, we also have direct interests in two significant business-to-business electronic commerce partner companies: eMerge Interactive, which completed its initial public offering in February 2000, and AgWeb.com, Inc. These companies have powerful business models designed to capture large segments of the livestock and agricultural markets for electronic commerce, and add significant value to our electronic commerce business.

    CompuCom. CompuCom Systems, Inc., our majority-owned subsidiary, plays a key role in the implementation of our strategy. CompuCom is a leading provider of information technology products and services to over 5,000 businesses throughout the United States, including many Fortune 1000 companies, with over $2.9 billion in 1999 revenues. CompuCom provides a substantial distribution channel and often serves as a test site for our other partner companies' products and services. CompuCom is also continuing to develop its own suite of Internet infrastructure services, including distribution and configuration of Internet access devices and network design and support.

    Internet Holding Companies and Incubators. In addition to Internet Capital Group, we are involved in the management of and maintain holdings in a number of Internet holding companies and incubators that complement our operating strategy and enhance the value of our network. These include: XL Vision, Inc., our incubation laboratory that identifies or invents paradigm-shifting technologies and incubates businesses built around those technologies; TechSpace Ventures LLC, organized to fund the incubation of selected TechSpace LLC resident companies; and Redleaf Group, LLC, an Internet holding company that engages in the development of electronic commerce through a network of partner companies which it incubates and operates. As each of these companies applies its resources and capital to grow its own network of Internet companies, the growth of Safeguard's network will continue to accelerate.

    Additional Partner Companies. Our additional partner companies are primarily providers of information technology products and services and business-to-consumer electronic commerce companies. Several of these companies are actively seeking to develop or expand their Internet infrastructure offerings. They include: 4anything.com, Inc., ChromaVision Medical Systems, Inc., DocuCorp International, Inc., The Basketball Network LLC, d/b/a HoopsTV.com, Kanbay LLC, Nextron Communications, Inc., OAO Technology Solutions, Inc., QuestOne Decision Sciences Corporation and Tangram Enterprise Solutions, Inc. Tangram, a majority-owned subsidiary of Safeguard, is a provider of enterprise-wide information technology solutions including asset tracking and electronic software distribution for large computing environments.

    Private Equity Funds. In addition to our operating partner companies, we participate in managing nine private equity funds, and we are a limited partner in two additional private equity funds. These funds currently invest primarily in early-stage, rapidly growing Internet and other technology companies. These funds, ten of which are located on Safeguard's corporate campus, augment our network by providing us with an expanded base to conduct our operations. Investors in these funds increase our network's capital base and facilitate strategic partner development. The funds also increase the geographic penetration of our network, maintaining offices in Palo Alto, New York, Los Angeles, Boston and Austin. The personal relationships and expertise of the professionals employed by these funds are important resources for developing and evaluating acquisition opportunities. Safeguard frequently refers opportunities that do not fit Safeguard's Internet infrastructure operating strategy to an appropriate fund. The funds may pursue broader investment strategies and may invest at earlier stages and at less significant ownership percentages than Safeguard. The diversification within the funds allows Safeguard, through its network, to stay abreast of a broader range of emerging technologies, to maintain relationships with a greater number of promising entrepreneurs and to evaluate perceived shifts in technologies.

    The aggregate capital commitment of these funds is $2.0 billion. The funds made over 50 new investments in 1999 and had over 120 companies in their portfolios at December 31, 1999. The funds typically have a seven to ten-year life. Following is a list of these funds:

TL Ventures (4 funds)
SCP Private Equity Partners
Cambridge Technology Capital Fund
Invemed Catalyst Fund
Pennsylvania Early Stage Partners
EnerTech Capital Partners (2 funds)
Safeguard International Fund


MECHANISMS TO REALIZE SHAREHOLDER VALUE

    Our principal mission is to promote long-term shareholder value for our own shareholders and for shareholders of our partner companies. To promote the entrepreneurial spirit upon which each partner company was founded, we encourage our partner companies to go public. By going public, a partner company enables its management and employees to realize the value they have created and continue to create in the company, obtains an independent source of financing for further growth, and creates a valuable currency for making strategic acquisitions. Our preferred mechanism to reconcile our entrepreneurs' interest in accessing public markets with the interests of our own shareholders is the Safeguard Subscription Program.

Safeguard Subscription Program

    We assist a number of our partner companies to complete their initial public offerings. Generally, in connection with our initial acquisition of our equity interest in a partner company, our partner companies agree to offer shares to our shareholders through what we call our Safeguard Subscription Program as part of the partner company's initial public offering. The program enables our eligible shareholders to subscribe to purchase, at the offering price, one share of the partner company's common stock for a variable number of shares of our common stock that the shareholder owns. This ratio is dependent upon the size of the offering. Each of our shareholders that owns at least 100 shares of our common stock is eligible to participate in the program. We purchase any shares in the program that are not purchased by our shareholders.

    Four of our partner companies, Internet Capital Group, US Interactive, Pac-West Telecomm and eMerge Interactive, completed their initial public offerings which included the Safeguard Subscription Program. One of our partner companies, OPUS360, has filed a registration statement relating to its initial public offering, which includes the Safeguard Subscription Program.

Rights Offerings

    Historically, we assisted our partner companies with their initial public offerings by offering rights to purchase a partner company's stock solely to Safeguard shareholders in a "Rights Offering." A Rights Offering is an initial public offering in which the shares of a partner company are purchased by our shareholders by the exercise of rights which are obtained based upon the number of shares of Safeguard common stock held by the purchasing shareholder. One or more standby underwriters purchase shares not purchased upon the exercise of rights. We completed Rights Offerings for Novell, Inc. and CompuCom in 1985, Tangram Enterprise Solutions, in 1987, Cambridge Technology Partners in 1993, Coherent Communications Systems Corporation in 1994, USDATA in 1995, Sanchez Computer Associates and Integrated Systems Consulting Group, Inc. in 1996, Diamond Technology Partners, ChromaVision Medical Systems and OAO Technology Solutions in 1997 and DocuCorp International in 1998.

Mergers and Acquisitions

    We have also historically assisted our partner companies in considering and evaluating merger and acquisition opportunities to promote shareholder value. We help our partner companies identify acquisition partners or targets, evaluate these companies, negotiate terms and document the transactions. We have assisted our partner companies in completing various mergers and acquisitions. For example, we assisted with the mergers of Coherent with and into Tellabs, Integrated Systems Consulting Group, Inc. with and into First Consulting Group, Inc., and Pacific Title/Mirage, Inc. with and into LifeF/X.

Open Market Transactions

    We have sold or purchased shares of our public partner companies in open-market transactions from time to time. We generally engage in these transactions when we believe the prices of the shares are attractive.

REVENUES OF CORE INTERNET INFRASTRUCTURE PARTNER COMPANIES

    Because we account for most of our partner companies under the equity method, our consolidated revenue figures reported in our consolidated financial statements do not reflect the aggregate revenue of our partner companies. The aggregate revenue (adjusted as described below) of our 3 core Internet infrastructure partner companies described in the preceding tables has grown from $490 million in 1997 to $736 million in 1998 and to $887 million for 1999. This data excludes revenues of our 18 other partner companies that we do not categorize as Internet infrastructure companies, such as CompuCom, which had revenues of $2.9 billion in 1999.

    Growth in aggregate Internet infrastructure partner company revenue is not indicative of growth in any particular partner company's revenue. The foregoing data includes revenue of all our core Internet infrastructure partner companies for all periods presented but excludes revenues of partner companies for years prior to the year we acquired an interest in them. Our partner companies' revenue figures are based on the unaudited financial statements prepared by each partner company and, in some cases, adjustments by us to exclude discontinued operations. We do not believe these adjustments have a significant impact on the aggregate partner company revenue data disclosed above. In addition, these figures are preliminary in nature and are subject to change. They may differ from figures previously reported by each partner company due to any necessary corrections, changes resulting from differing interpretations of accounting principles upon review by the Securities and Exchange Commission or changes in accounting literature. For these reasons, we cannot assure you of the accuracy of the revenue figures. Also, since we do not consolidate the majority of our partner companies for financial reporting purposes and we do not include our largest consolidated subsidiary in the above table, the aggregate partner company revenue data disclosed above is not intended to represent the revenues that we have reported or will report on a consolidated basis in accordance with generally accepted accounting principles. In each case, these revenues are subject to the numerous risks and uncertainties elsewhere described in this report.

GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES

    As of February 15, 2000, there were few laws or regulations directed specifically at electronic commerce. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as the collection and use of data from Web site visitors and related privacy issues, pricing, content, copyrights, online gambling, distribution and the quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet and the Internet infrastructure market, which could decrease the revenue of our partner companies and place additional financial burdens on them.

    Laws and regulations directly applicable to electronic commerce or Internet communications are becoming more prevalent. For example, Congress recently enacted laws regarding online copyright infringement and the protection of information collected online from children. Although these laws may not have a direct adverse effect on our business or those of our partner companies, they add to the legal and regulatory burden faced by Internet infrastructure companies. Other specific areas of legislative activity are:

    Taxes. Congress recently enacted a three-year moratorium, ending on October 21, 2001, on the application of "discriminatory" or "special" taxes by the states on Internet access or on products and services delivered over the Internet. Congress further declared that there would be no federal taxes on electronic commerce until the end of the moratorium. However, this moratorium does not prevent states from taxing activities or goods and services that the states would otherwise have the power to tax. Furthermore, the moratorium does not apply to certain state taxes that were in place before the moratorium was enacted.

    Online Privacy. Both Congress and the Federal Trade Commission are considering regulating the extent to which companies should be able to use and disclose information they obtain online from consumers. If any regulations are enacted, Internet infrastructure companies may find certain marketing activities restricted. The Federal Trade Commission has issued regulations enforcing the Children's Online Privacy Protection Act, which take effect on April 21, 2000. These regulations make it illegal to collect information online from children under the age of 13 without first obtaining parental consent. These regulations also require Web site operators to allow parents to inspect and remove their children's information from any database. Compliance with these regulations could pose a significant administrative burden for Web site operators whose products and services are targeted to children or may be attractive to children. Also, the European Union has directed its member nations to enact much more stringent privacy protection laws than are generally found in the United States, and has threatened to prohibit the export of certain personal data to United States companies if similar measures are not adopted. Such a prohibition could limit the growth of foreign markets for United States Internet infrastructure companies. The Department of Commerce is negotiating with the European Union to provide exemptions from the European Union regulations, but the outcome of these negotiations is uncertain.

    Regulation of Communications Facilities. To some extent, the rapid growth of the Internet in the United States has been due to the relative lack of government intervention in the marketplace for Internet access. Lack of intervention may not continue in the future. For example, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission in the same manner as other telecommunications services. Additionally, local telephone carriers have petitioned the Federal Communications Commission to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on these providers. Some Internet service providers are seeking to have broadband Internet access over cable systems regulated in much the same manner as telephone services, which could slow the deployment of broadband Internet access services. Because of these proceedings or others, new laws or regulations could be enacted which could burden the companies that provide the infrastructure on which the Internet is based, thereby slowing the rapid expansion of the medium and its availability to new users.

    Other Regulations. The growth of the Internet and electronic commerce may lead to the enactment of more stringent consumer protection laws. The Federal Trade Commission may use its existing jurisdiction to police electronic commerce activities, and it is possible that the Federal Trade Commission will seek authority from Congress to regulate certain online activities.

    Generally applicable laws may affect us and our partner companies. The exact applicability of many of these laws to the Internet infrastructure market, however, is uncertain.

PROPRIETARY RIGHTS

    Our partner companies assert various forms of intellectual property protection with respect to software, Web sites and other materials. These materials may constitute an important part of our partner companies' assets and competitive strengths. Our partner companies rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality agreements and non-compete agreements to establish and protect their proprietary rights in their intellectual property.

    We cannot be certain that the steps our partner companies have taken to protect their proprietary information will be adequate. Policing unauthorized use of technology is difficult. Additionally, our partner companies' intellectual property may become known to, or independently developed by, third parties. The laws of other countries may afford our partner companies little or no protection of their intellectual property. Any litigation to enforce intellectual property rights could result in substantial cost to our partner companies.

COMPETITION

Competition from Other Capital Providers

    Although we believe our network structure bolsters our ability to attract Internet infrastructure companies, competition for acquiring interests in Internet infrastructure companies remains intense. As the market for Internet infrastructure grows, we expect that competition will intensify. We face competition from numerous other capital providers seeking to acquire interests in Internet-related businesses, including publicly traded Internet companies, investment partnerships, large corporations, and other capital providers who also offer support services to companies.

    Traditionally, venture capital and private equity firms have dominated investment in emerging technology companies, and many of these types of competitors may have greater experience and financial resources than us. In addition to competition from venture capital and private equity firms, several public companies, as well as private companies, devote significant resources to providing capital together with other resources to Internet companies. Additionally, corporate strategic investors, including Fortune 500 and other significant companies, are developing Internet strategies and capabilities. Many of these competitors have greater financial resources and brand name recognition than we do, and the barriers to entry for companies wishing to provide capital and other resources to entrepreneurs and their emerging technology companies are minimal. We expect that competition from both private and public companies with business models similar to our own will intensify. Furthermore, private venture capital firms and other capital providers who also offer support services to companies who do not plan to go public can avoid regulation under the Investment Company Act either by having less than 100 beneficial owners of their securities, other than short-term paper, or by limiting the owners of their securities to certain qualified purchasers. This exemption from the Investment Company Act will provide these competitors with more flexibility regarding their investment strategies, allowing them to take advantage of more opportunities or, in some cases, permitting them to invest in companies on more favorable terms to the companies than we are able to offer. Any of these competitors could limit our opportunities to acquire interests in new partner companies. If we cannot acquire controlling interests in attractive companies, our strategy to build a collaborative network of partner companies will not succeed.

Competition Facing our Partner Companies

    Competition for Internet products and services is intense. As the market for business-to-business electronic commerce grows, we expect that competition will intensify. Our partner companies will encounter competition from existing companies that offer competitive solutions and additional companies that develop competitive solutions in the future. Our partner companies' competitors may develop Internet products or services that are superior to, or have greater market acceptance than, the solutions offered by our partner companies. If our partner companies are unable to compete successfully against their competitors, our partner companies may fail. In addition, our partner companies may compete with each other for Internet infrastructure opportunities. If this type of competition develops, it may deter companies from partnering with us and limit our business opportunities.

    Many of our partner companies will have to compete against companies with greater brand recognition and greater financial, marketing and other resources. Our partner companies may be at a disadvantage in responding to their competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

COMPUCOM

CompuCom Systems, Inc. is a leading provider of technology management services and information technology products to large and medium sized businesses throughout the United States. CompuCom helps Fortune 1000 companies manage information technology to achieve their business goals by providing a wide range of services in provisioning, support, and technology management. Products and technology management services are sold through a direct sales force to over 5,200 business customers nationwide.

To meet the needs of its customers, CompuCom provides a variety of technology management services including LAN/WAN project services, consulting, asset tracking, network management, help desk, field engineering, configuration, software management, distribution, and procurement utilizing network applications such as Novell Netware, Windows NT, Windows 95 and Windows 98. In addition, CompuCom is an authorized dealer of major personal computer products, networking and related products, peripherals, and software for a number of manufacturers, including Compaq Computer Corporation ("Compaq"), International Business Machines Corporation ("IBM"), Hewlett-Packard Company ("HP"), Toshiba America Information Systems, Intel Corporation and Microsoft Corporation.

During late 1998 and 1999, CompuCom restructured its operations to reduce costs by closing its physical branch offices and moving to a virtual office model, and reducing its workforce by approximately 10%. Sales and service representatives who worked out of the branch offices continue to service customers in all of its markets and the representatives access corporate information and support over CompuCom's intranet and wireless communications facilities.

In May 1999 CompuCom purchased the Technology Acquisition Services Division
(TASD) of ENTEX Information Services, Inc. The acquisition included employees, inventory, fixed assets, and a distribution center, and nearby doubled the size of CompuCom's product business.

In April 1999 CompuCom merged its ClientLink subsidiary into E-Certify Corporation, an Internet security services company, in a stock-for-stock transaction.

CompuCom's product sales accounted for 88% of Safeguard's total net sales in 1999, compared to 87% in 1998 and 86% in 1997. CompuCom's services sales accounted for 10% of Safeguard's total net sales in 1999, compared to 12% in 1997 and 1998. CompuCom's business tends to be subject to seasonal fluctuations, with the highest revenue levels generally occurring in the fourth quarter. Backlog is not considered to be a meaningful indicator of CompuCom's future business prospects due to the short order fulfillment cycle. Large corporate businesses accounted for the majority of CompuCom's net sales in 1999. However, no one customer accounted for more than 10% sales in either products or services. In each of the last three years, more than 60% of CompuCom's product revenues derived from sales of Compaq, IBM and HP products. CompuCom has agreements with these vendors which have been regularly renewed. These agreements are generally terminable by the vendor without cause on 30 to 90 days notice. However, CompuCom believes its relationships with these vendors are satisfactory.

CompuCom's customers generally require rapid fulfillment of product orders. To meet these requirements and to assure itself of a continuous allotment of products from its vendors, CompuCom maintains adequate levels of inventory funded through credit facilities and vendor credit.

CompuCom provides product support to its customers primarily through inside sales representatives ("ISRs") mostly based at its two corporate account centers, located in Dallas, Texas and Mason, Ohio. Each ISR works closely with CompuCom's direct sales representatives. The primary goal of the corporate account centers is to provide greater support to CompuCom's customers while allowing CompuCom's direct sales force to focus on soliciting new business and providing the necessary support for the customers' more complex service needs. As of December 31, 1999, CompuCom employed 372 full-time direct sales representatives who sell both services and products, and 685 corporate account center personnel. CompuCom also offers its customers the ability to create custom configurations and price quotes and to order products and track order status on the Internet.

CompuCom configures and ships desktop products at its center in Paulsboro, NJ, at a Raleigh, North Carolina facility located near IBM's manufacturing plant, and at an Irvine, California facility located near Toshiba's plant. CompuCom closed its Stockton, California center during 1999 and closed it Compaq co-location facility in February 2000. CompuCom provides services to its customers through over 2,900 service personnel based at its configuration centers and in the field.

CompuCom's industry is characterized by intense competition, primarily in the areas of price, product availability and breadth of service and product line. CompuCom competes for potential clients, including national accounts, with numerous service providers, resellers and distributors. Many established desktop computer manufacturers (including some of CompuCom's vendors), direct marketers, systems integrators and resellers of distributed desktop or networking products compete with CompuCom in the configuration and distribution of computer systems and equipment. In addition, direct marketers have had a distinct pricing advantage over resellers such as CompuCom. In response to the increased competition, particularly from direct marketers, CompuCom implemented its cost reduction restructuring and acquired TASD to increase its market share. The company expects consolidation in the industry will continue in 2000. In the highly fragmented computer services business, CompuCom competes with several larger competitors, other corporate resellers pursuing high-end service opportunities, as well as smaller computer services companies. Some of these competitors have financial, technical, manufacturing, sales, marketing and other resources that are substantially greater than that of CompuCom. There can be no assurance that CompuCom will be able to continue to compete successfully with new or existing competition.

If CompuCom uses its stock for acquisitions or if some other dilutive event were to occur, Safeguard's voting interest in CompuCom could be diluted below 50%, in which event Safeguard would no longer consolidate CompuCom's financial results under current generally accepted accounting principles. See "Management's Discussion and Analysis - General."

CompuCom employed approximately 5,000 full-time employees as of December 31, 1999.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

Information on net sales, operating profit, and assets employed for each operating segment of Safeguard's business for the three year period ended December 31, 1999 is contained in Note 20 to the Consolidated Financial Statements on pages 69-71 of Safeguard's Annual Report to Stockholders for the year ended December 31, 1999, which is filed as part of Exhibit 13 hereto and is incorporated herein by reference.


OTHER INFORMATION

Export sales in each segment for the three-year period ended December 31, 1999 were less than 5% of the segment's total sales in each of those years. Backlog is not considered to be a meaningful indication of future business prospects for any of the Company's operating segments.

The operations of Safeguard and its partnership companies are subject to environmental laws and regulations. Safeguard does not believe that expenditures relating to those laws and regulations will have a material adverse effect on the business, financial condition or results of operations of Safeguard.

EMPLOYEES

At December 31, 1999, Safeguard and its consolidated subsidiaries have approximately 5,400 employees, of which approximately 93% are employed by CompuCom. Safeguard believes relations with employees are good.

EXECUTIVE OFFICERS

Information about Safeguard's executive officers can be found in Part III of this report under "Item 10. Directors and Executive Officers of Registrant."

ITEM 2.  PROPERTIES

We own the office park in which our corporate headquarters and administrative offices are located in Wayne, Pennsylvania. The office park contains approximately 112,000 square feet, most of which we lease to our affiliated private equity funds, certain partner companies including Internet Capital Group, and other tenants. Our headquarters building is subject to a $3.6 million mortgage bearing interest at 9.75%, which amortizes over a 30 year term ending 2022 and is callable by the lender at any time beginning in 2002. We believe the properties are in good condition and repair and are adequate for the particular operations for which they are used. Additionally, we lease approximately 2,400 square feet of office space in Palo Alto, California. Our partner companies have various facilities throughout the United States, and they believe they can readily obtain additional facilities as needed to support their anticipated needs.

CompuCom's executive and administrative facility in Dallas, Texas contains 250,000 square feet of office space in two buildings on 20 acres. In 1999, CompuCom sold this facility and leased it back for a 20 year term with two five-year renewal options. CompuCom also leases 42,500 square feet of office space in Mason, Ohio, which lease expires July 2005 with a five year renewal option. CompuCom leases configuration, warehouse and distribution centers in New Jersey, North Carolina and California under leases which expire in 2001 to 2004 with various renewal options.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings. The Company has informed the staff of the Federal Trade Commission (the "FTC") of the Company's inadvertent failure to file certain Premerger Notification Forms under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") in connection with acquisitions of stock of certain partner companies. The FTC staff has not informed us as to whether they intend to seek a fine or other penalty from the Company in connection with the failure to file timely Forms for these transactions. Because of the early stage of our discussions of this issue with the staff of the FTC, we are unable to estimate the amount, if any, of the Company's ultimate liability in connection with this matter. However, we do not believe any such ultimate liability would have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Safeguard incorporates by reference the information contained under the caption "Common Stock Data" on page 74 of its Annual Report to Stockholders for the year ended December 31, 1999 which page is filed as part of Exhibit 13 hereto.

In March 2000, we closed the sale to Textron Inc. 2,181,819 shares of our common stock for $100 million in a private placement under Section 4(2) of the Securities Act of 1933. We did not pay any commissions or fees to any underwriter in connection with this sale. On February 29, 2000, we filed a registration statement for the proposed sale in an underwritten public offering of up to 11,500,000 shares of our common stock. On March 15, 2000, we filed an additional registration statement for the proposed sale directly to certain strategic and institutional investors of up to $500 million of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Safeguard incorporates by reference the information contained under this caption on page 35 of its Annual Report to Stockholders for the year ended December 31, 1999 which page is filed as part of Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safeguard incorporates by reference the information contained under this caption on pages 36 through 46 of its Annual Report to Stockholders for the year ended December 31, 1999 which pages are filed as part of Exhibit 13 hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Safeguard incorporates by reference the information contained under this caption on page 46 of its Annual Report to Stockholders for the year ended December 31, 1999 which pages are filed as part of Exhibit 13 hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Safeguard incorporates by reference the information on pages 47 through 73 of its Annual Report to Stockholders for the year ended December 31, 1999 which pages are filed as part of Exhibit 13 hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers and directors, their ages and their positions for the last five years are as follows:

                                                                                                            DIRECTOR,
                                                                                                            EXECUTIVE
                                                                                                            OFFICER OR
                                                                                                           KEY EMPLOYEE
NAME                                          AGE                      POSITION(S)                             SINCE
----                                          ---                      -----------                             -----
Warren V. Musser.....................          73      Chairman of the Board and Chief Executive                1953
                                                       Officer
Harry Wallaesa........................         49      President, Chief Operating Officer and Director          1999
Jerry L. Johnson.......................        52      Executive Vice President                                 1995
Stephen J. Andriole, Ph.D............          50      Senior Vice President and Chief Technology               1997
                                                       Officer
Gerald A. Blitstein....................        40      Senior Vice President and Chief Financial                2000
                                                       Officer
Michael G. Bolton.....................         56      Senior Vice President                                    1999
John K. Halvey........................         39      Senior Vice President                                    1999
James A. Ounsworth..................           57      Senior Vice President, General Counsel and               1991
                                                       Secretary
Robert E. Keith........................        58      Vice Chairman of the Board                               1996
J. Edward Coleman...................           48      Chief Executive Officer of CompuCom                      1999
Thomas C. Lynch.....................           57      President and Chief Operating Officer of                 1998
                                                       CompuCom
Judith Areen...........................        55      Director                                                 1997
Vincent G. Bell, Jr....................        74      Director                                                 1956
Walter W. Buckley III................          39      Director                                                 2000
Michael J. Emmi......................          57      Director                                                 1998
Robert A. Fox..........................        70      Director                                                 1981
Jack L. Messman......................          59      Director                                                 1994
Russell E. Palmer.....................         65      Director                                                 1989
John W. Poduska, Sr., Ph.D.........            62      Director                                                 1987
Heinz C. Schimmelbusch, Ph.D....               55      Director                                                 1989
Hubert J.P. Schoemaker, Ph.D......             49      Director                                                 1993
Carl J. Yankowski.....................         51      Director                                                 1999

    Warren V. Musser has served as Chairman and Chief Executive Officer since 1953. Mr. Musser is Chairman of the Board of Cambridge Technology Partners (Massachusetts), Inc. and CompuCom Systems, Inc. He is also a Director of DocuCorp International, Inc. and Sanchez Computer Associates, Inc. and a trustee of Brandywine Realty Trust. Mr. Musser serves on a variety of civic, educational and charitable boards of directors, and serves as Vice President/Development, Cradle of Liberty Council, Boy Scouts of America, Vice Chairman of The Eastern Technology Council, and Chairman of the Pennsylvania Partnership on Economic Education.

    Harry Wallaesa became a Director of Safeguard in February 1999 and President and Chief Operating Officer of Safeguard in March 1999. Mr. Wallaesa served as President and Chief Executive Officer of aligne incorporated, which he co-founded in 1996, until Safeguard acquired a majority of the company in March 1999. From 1985 to 1995, Mr. Wallaesa was the Chief Information Officer and Vice President of Management Information Systems at Campbell Soup Company, a global manufacturer and marketer of branded food products. Mr. Wallaesa is the

Chairman of the Board of CompuCom Systems, Inc. and a Director of Bowne, Inc., Redleaf Group LLC, aligne incorporated, iMedium, Inc., Allied Resource Corporation, Pennsylvania Academy of Fine Arts, Atlas Commerce and University of Pennsylvania Health Systems.

    Jerry L. Johnson was promoted to Executive Vice President in March 1999 and leads our Communications practice. He served as Senior Vice President from September 1995 until March 1999. Prior to joining Safeguard, Mr. Johnson served at US West, Inc., a regional Bell operating company, from 1985 through 1995, most recently as Vice President of Network Technology Services, a division of US West, Inc. Mr. Johnson is the Chairman of the Board of Pac-West Telecomm, Inc., and a Director of OAO Technology Solutions, Inc., Extant, Inc., SOTAS, Inc., QuestOne Decision Sciences Corporation and Vitts Networks, Inc.

    Stephen J. Andriole, Ph.D. joined Safeguard in October 1997 from CIGNA Corporation, where he was Senior Vice President for Technology Strategy and Chief Technology Officer from 1995 to 1997. From 1990 to 1995, he was a Professor of Information Systems and Computer & Electrical Engineering at Drexel University. During the 1970s, Dr. Andriole was Director of Cybernetics Technology at the Defense Advanced Research Projects Agency (ARPA), the agency that developed much of the infrastructure for the Internet. Dr. Andriole is a Director of iMedium, Inc., aligne incorporated, Integrated Visions, Inc., USDATA Corporation, Broadreach Consulting and STORM Systems.

    Gerald A. Blitstein was hired as Senior Vice President and Chief Financial Officer on February 28, 2000. From 1994 until joining Safeguard, Mr. Blitstein was a Managing Director of Painewebber Incorporated. While a Managing Director at Painewebber, Mr. Blitstein served as Managing Director, Executive Assistant to the Chairman from 1994-1996, Managing Director of Reengineering from 1997-1998, and Managing Director of Global Equities 1998-2000.

    Michael G. Bolton was appointed to the position of Senior Vice President in April 1999. Since January 1998, Mr. Bolton has served as the Managing Director of Pennsylvania Early Stage Partners, one of Safeguard's affiliated private equity funds. From February 1972 to July 1998, Mr. Bolton was the founding Chief Executive of the Ben Franklin Technology Center located at Lehigh University, Vice President of Lehigh University, co-founder of the NEPA Venture Funds, and currently serves as a Director of several technology-oriented start-up companies.

    John K. Halvey was appointed a Senior Vice President in June 1999 and leads our eServices practice. Prior to joining Safeguard, Mr. Halvey was a partner in the law firm, Milbank, Tweed, Hadley and McCloy from 1994 to June 1999, where he was the head of its Intellectual Property and Business Technology Group. Mr. Halvey is a Director of OPUS360 Corporation, the Basketball Network LLC, PrivaSeek, Inc., Zero to Five LLC and TechSpace LLC.

    James A. Ounsworth has served as Vice President, Secretary and General Counsel since December 1991 and was promoted to Senior Vice President in November 1995. Prior to joining Safeguard, Mr. Ounsworth was a partner in the Philadelphia law firm of Pepper, Hamilton & Scheetz, and before that he was a nuclear engineer in the U.S. Navy. Mr. Ounsworth is a Director of Tangram Enterprise Solutions, Inc., TechSpace LLC and Owosso Corporation.

    Robert E. Keith, Jr. was appointed Vice Chairman of the Board in February 1999. Mr. Keith has been a Managing Director of TL Ventures and its predecessor funds since 1988. He has served as President since 1991, and as Chief Executive Officer since February 1996, of Technology Leaders Management, Inc., a private equity capital management company that is a subsidiary of Safeguard. Mr. Keith is Chairman of Internet Capital Group, Inc. and a Director of Cambridge Technology Partners (Massachusetts), Inc., SunSource, Inc. and US Interactive, Inc.

    J. Edward Coleman has been Chief Executive Officer of CompuCom Systems, Inc. since December 1999 and a director of CompuCom since February 2000. Prior to that time, Mr. Coleman served as Business Development Executive and Director of Marketing for Computer Services Corporation, an information technology services company, since March 1995. From September 1993 until March 1995, Mr. Coleman was Executive Vice President of McCallister's Technical Services, Inc., a provider of systems integration services.

    Thomas C. Lynch has been the President and Chief Operating Officer of CompuCom Systems, Inc. since December 1999. From October 1998 until becoming President, Mr. Lynch had served as an Executive Vice President and Chief Operating Officer of CompuCom. Prior to that time, Mr. Lynch was Senior Vice President of Safeguard since November 1995. Mr. Lynch retired from the U.S. Navy as an Admiral after 31 years, including serving as Superintendent of the U.S. Naval Academy from 1991 through 1994 and Director of the Navy Staff from 1994 through 1995. Mr. Lynch is a trustee of the U.S. Naval Academy Foundation, and is a Director of CompuCom, eMerge Interactive, Inc. and Sanchez Computer Associates, Inc.

    Judith Areen has been Executive Vice President for Law Center Affairs and Dean of the Law Center, Georgetown University, since 1989 and has been a Professor of Law at Georgetown University since 1976. Ms. Areen is a Director of MCI WorldCom, Inc.

    Vincent G. Bell, Jr. is President of Verus Corporation, a management investment firm he formed in 1987. Before 1987, Mr. Bell was Chairman of the Board and Chief Executive Officer of Safeguard Business Systems, Inc., an information systems company.

    Walter W. Buckley, III, was appointed as a director on February 10, 2000. Mr. Buckley is a co-founder, and has served as President, Chief Executive Officer and a director of Internet Capital Group, Inc. since March 1996. Prior to co-founding Internet Capital Group, Mr. Buckley worked for Safeguard as Vice President of Acquisitions from 1991 to February 1996. Mr. Buckley is a Director of Breakaway Solutions, Inc., e-Chemicals, Inc., PrivaSeek, Inc., Sky Alland Marketing, Inc., Syncra Software, Inc., VerticalNet, Inc. and Who?Vision Systems, Inc.

    Michael J. Emmi has been Chairman of the Board, President and Chief Executive Officer of Systems & Computer Technology Corporation, a provider of computer software and services, since May 1985. Mr. Emmi is a Director of CompuCom Systems, Inc. and CDI Corp.

    Robert A. Fox has been Chairman and Chief Executive Officer of R.A.F. Industries, Inc., a private investment company which acquires and manages a diversified group of operating companies and venture capital investments, since 1980. Mr. Fox is a Director of Zany Brainy, Inc. He is a Trustee of the University of Pennsylvania and the Wistar Institute.

    Jack L. Messman has been Chief Executive Officer of Cambridge Technology Partners (Massachusetts), Inc. since 1999. From April 1991 until 1999, Mr. Messman was Chairman and Chief Executive Officer of Union Pacific Resources Group Inc., an energy company. From May 1988 to April 1991, Mr. Messman was Chairman and Chief Executive Officer of USPCI, Inc., a provider of hazardous waste services and a subsidiary of Union Pacific Corporation. Mr. Messman is a Director of Cambridge Technology Partners (Massachusetts), Inc., Metallurg, Inc., Novell, Inc., Tandy Corp. and USDATA Corporation.

    Russell E. Palmer is Chairman and Chief Executive Officer of The Palmer Group, a corporate investment firm he organized in 1990. From 1983 to June 1990, Mr. Palmer was Dean of The Wharton School of the University of Pennsylvania. From 1972 to 1983, he was Managing Partner and Chief Executive Officer of Touche Ross & Co. (now Deloitte & Touche). Mr. Palmer is a Director of Federal Home Loan Mortgage Corporation, GTE Corporation, Honeywell International Inc. and The May Department Stores Company.

    John W. Poduska, Sr., Ph.D. has served as Chairman of Advanced Visual Systems, Inc., a provider of visualization software, since 1992. Before 1992, Dr. Poduska was President and Chief Executive Officer of Stardent Computer, Inc., a computer manufacturer, from December 1989 to December 1991. From December 1985 to December 1989, Dr. Poduska was founder, Chairman and Chief Executive Officer of Stellar Computer, Inc., a computer manufacturer and the predecessor of Stardent Computer. Dr. Poduska is a Director of Cambridge Technology Partners (Massachusetts), Inc., Union Pacific Resources Group, Inc., XL Vision, Inc. and eMerge Interactive, Inc.

    Heinz C. Schimmelbusch, Ph.D. has served as President and Chief Executive Officer of Safeguard International Group, Inc. since 1994. Dr. Schimmelbusch also serves as managing director of Safeguard International Fund, L.P., a Safeguard affiliated private equity fund and is Chairman of: Allied Resource Corporation, a company pursuing technology-oriented, early-stage investment opportunities in process industries; Metallurg, Inc., New York, a global producer and supplier of high quality metal alloys and specialty metals; Becancour Silicon Inc., Montreal, Quebec, a silicon metal producer; and ALD Vacuum Technology AG, Frankfurt, Germany, a global supplier of industrial vacuum technology. From 1973 to 1993, Dr. Schimmelbusch was associated with Metallgesellschaft AG, a raw materials company of which he served as Chairman of the Executive Board from March 1989 to December 1993.

    Hubert J. P. Schoemaker, Ph.D. is Chairman, Chief Executive Officer and founder of NeurOnyx Inc., a biotechnology company he founded in 1999. Prior to that, Dr. Schoemaker served as Chairman of the Board and co-founder of Centocor, Inc., a biotechnology company from 1987 to 1994.

    Carl J. Yankowski has been Chief Executive Officer of Palm, Inc., a leading global provider of handheld computing devices since December 1999. Prior to joining Palm, he was President and Chief Executive Officer of the Reebok Division and Executive Vice President of Reebok International Ltd., a leading worldwide designer, marketer and distributor of sports, fitness and casual footwear, apparel and equipment. Before joining Reebok in September 1998, from December 1993 to January 1998 Mr. Yankowski was President and Chief Operating Officer of Sony Electronics, Inc., a diversified company that markets electronic products for consumer, broadcast and industrial use in the United States. From December 1988 to November 1993, Mr. Yankowski held various senior management positions with Polaroid Corporation, his last position being that of Chairman of the Asia-Pacific region. Mr. Yankowski is a Director of Avidyne, Inc. and Vitts Networks Inc.


DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K:

Safeguard incorporates by reference the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in its definitive Proxy Statement relative to its May 11, 2000 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report.

ITEM 11. EXECUTIVE COMPENSATION

Safeguard incorporates by reference the information contained under the captions "Board of Directors' -- Additional Information" and "Executive Compensation and Other Arrangements" in its definitive Proxy Statement relative to its May 11, 2000 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Safeguard incorporates by reference the information contained under the caption "Stock Ownership of Directors and Officers" in its definitive Proxy Statement relative to its May 11, 2000 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Safeguard incorporates by reference the information contained under the caption "Relationships and Related Transactions with Management and Others" in its definitive Proxy Statement relative to its May 11, 2000 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) THE FOLLOWING FINANCIAL STATEMENTS AND SCHEDULES ARE FILED AS PART OF THIS
REPORT:

Consolidated Financial Statements
         Balance Sheets - December 31, 1999 and 1998
         Operations - years ended December 31, 1999, 1998, and 1997

         Shareholders' Equity - years ended December 31, 1999, 1998, and 1997 Comprehensive Income - years ended December 31, 1999, 1998, and 1997 Cash Flows - years ended December 31, 1999, 1998, and 1997
         Notes to Consolidated Financial Statements
         Independent Auditors' Report
         Statement of Management's Financial Responsibility


Financial Statement Schedules
         Independent Auditors' Report
         Schedule I  -  Condensed Consolidated Financial Information of
              Registrant
         Schedule II  -  Valuation and Qualifying Accounts

The exhibits required to be filed as part of this Report are listed in the exhibit index below.

(b)      REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of 1999.

(d)      FINANCIAL STATEMENT SCHEDULES

SEPARATE FINANCIAL STATEMENTS OF SUBSIDIARIES NOT CONSOLIDATED

The 1999 consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc., required to be included in this report pursuant to Rule 3-09 of Regulation S-X, will be included in an amendment to this report to be filed within 90 days of the date of this report. The 1998 consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc., required to be included in our 1998 annual report on Form 10-K were included in our 1998 Form 10-K/A, filed on March 17, 2000.

FINANCIAL STATEMENT SCHEDULES
Independent Auditors' Report

The Board of Directors and Shareholders
Safeguard Scientifics, Inc.:

Under date of February 28, 2000, we reported on the consolidated balance sheets of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. We did not audit the 1998 financial statements of a nonsubsidiary investee. The financial statements of this investee were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this investee, is based solely on the report of the other auditors.

In our opinion, based on our audits and the report of the other auditors, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2000

                           SAFEGUARD SCIENTIFICS, INC.
                                   SCHEDULE I
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

ASSETS                                                               1999           1998
------                                                               ----           ----
CURRENT ASSETS
  Cash and cash equivalents                                    $   33,536     $    1,486
  Trading securities                                                   --        143,103
  Notes and other receivables                                      32,275         27,783
  Prepaid expenses and other current assets                         6,929          1,497
                                                               ----------     ----------
     Total current assets                                          72,740        173,869

PROPERTY, PLANT AND EQUIPMENT, NET                                 24,865         24,455

OTHER ASSETS
  Ownership interests in and advances to partner companies        687,925        348,237
  Available-for-sale securities                                   302,940         84,977
  Other                                                            20,719          5,757
                                                               ----------     ----------
     Total other assets                                         1,011,584        438,971
                                                               ----------     ----------
TOTAL ASSETS                                                   $1,109,189     $  637,295
                                                               ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    1999          1998
                                                    ----          ----
CURRENT LIABILITIES
  Current maturities of long-term debt         $    6,758     $      866
  Accounts payable                                    174            383
  Accrued expenses                                 28,689         31,200
  Deferred taxes                                       --         48,375
                                               ----------     ----------
     Total current liabilities                     35,621         80,824

LONG-TERM DEBT                                     14,354        123,115

DEFERRED TAXES                                    109,716         17,902
OTHER LONG-TERM LIABILITIES                       174,797          1,250

CONVERTIBLE SUBORDINATED NOTES                    200,000         71,345

SHAREHOLDERS' EQUITY
  Common stock                                     10,475          9,840
  Additional paid-in capital                      133,969         55,910
  Retained earnings                               385,120        261,594
  Accumulated other comprehensive income           45,137         37,294
  Treasury stock, at cost                              --        (21,779)
                                               ----------     ----------
     Total shareholders' equity                   574,701        342,859
                                               ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,109,189     $  637,295
                                               ==========     ==========

See notes to condensed consolidated financial statements.

                           SAFEGUARD SCIENTIFICS, INC.
                                   SCHEDULE I
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                   1999            1998              1997
                                                   ----            ----              ----
    Revenue                                    $  14,849        $  12,769        $  27,289

    Operating Expenses                            51,343           25,868           38,239
                                               ---------        ---------        ---------
                                                 (36,494)         (13,099)         (10,950)

    Gain on issuance of stock by partner
       companies                                 175,662            3,782            5,772
    Other income, net                            107,290          189,883           18,253
    Interest income                                5,231            3,119            2,916
    Interest expense                             (11,995)         (10,706)          (7,150)
                                               ---------        ---------        ---------

INCOME BEFORE INCOME TAXES, MINORITY
  INTEREST AND EQUITY INCOME (LOSS)              239,694          172,979            8,841

    Income taxes                                 (61,884)         (61,010)          (2,213)
    Equity income (loss)                         (54,284)          (1,846)          14,873

                                               ---------        ---------        ---------

NET INCOME                                     $ 123,526        $ 110,123        $  21,501
                                               =========        =========        =========

Earnings Per Share
    Basic
    Diluted                                    $    1.22        $    1.15        $    0.23
                                               $    1.16        $    1.07        $    0.22
AVERAGE COMMON SHARES OUTSTANDING
    Basic
    Diluted                                      101,134           95,499           93,747
                                                 110,910          104,742           95,988

See notes to condensed consolidated financial statements.

                           SAFEGUARD SCIENTIFICS, INC.
                                   SCHEDULE I
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                                                                                1999             1998            1997
                                                                                ----             ----            ----
OPERATING ACTIVITIES
  Net income                                                                 $ 123,526        $ 110,123        $  21,501
  Adjustments to reconcile to net cash (used) by operating activities:
      Depreciation and amortization                                              7,914            1,443            2,169
      Deferred income taxes                                                     39,217           41,447           (2,313)
      Equity (income) loss                                                      54,284            1,846          (14,873)
      Gain on issuance of stock by partner companies                          (175,662)          (3,782)          (5,772)
      Other income, net                                                       (107,290)        (189,883)         (18,253)
  Cash provided (used) by changes in working capital items:
     Accounts receivable, net                                                    2,998          (17,408)           3,349
     Accounts payable, accrued expenses, and other                             (10,846)          34,180            5,804
                                                                             ---------        ---------        ---------
         Net cash used in operating activities                                 (65,859)         (22,034)          (8,388)
INVESTING ACTIVITIES
     Proceeds from sales of available-for-sale securities                       53,565            3,319            6,438
     Proceeds from sales of partner company ownership interests                 84,522           89,888           60,856
     Advances to partner companies                                             (56,417)         (32,161)         (25,769)
     Repayment of advances to partner companies                                  8,150            7,689            2,082
     Acquisitions of ownership interests in partner companies                 (212,294)        (112,903)         (56,831)
     Capital expenditures                                                       (2,882)          (3,142)          (7,871)
     Other, net                                                                 (6,209)            (120)           3,408
                                                                             ---------        ---------        ---------
         Net cash used in investing activities                                (131,565)         (47,430)         (17,687)
FINANCING ACTIVITIES
     Borrowings on revolving credit facilities                                 182,000          185,007          122,200
     Repayments on revolving credit facilities                                (290,107)         (99,100)        (100,000)
     Borrowings on term debt                                                        --              909            3,987
     Repayments on term debt                                                      (765)            (140)            (616)
     Issuance of convertible subordinated notes, net                           200,000               --               --
     Payment of financing costs on convertible subordinated notes               (6,178)              --               --
     Proceeds from financial instruments                                       139,309               --               --
     Repurchase of Company common stock                                         (2,695)         (18,672)          (9,488)
     Issuance of Company common stock                                            7,910            2,266            2,653
                                                                             ---------        ---------        ---------
         Net cash provided by financing activities                             229,474           70,270           18,736
                                                                             ---------        ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            32,050              806           (7,339)
Cash and cash equivalents at beginning of period                                 1,486              680            8,019
                                                                             ---------        ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  33,536        $   1,486        $     680
                                                                             =========        =========        =========

See notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The Condensed Consolidated (also referred to as "Parent Company") Financial Statements include the accounts of Safeguard Scientifics, Inc. (the Company) and its wholly owned subsidiaries. Parent Company Financial Statements are provided to present the financial position and results of operations of the Company as if the consolidated companies were accounted for on the equity method of accounting for all periods presented during which the Company owned its interest in these companies. CompuCom Systems, Inc. and Tangram Enterprise Solutions, Inc. were consolidated in 1999, 1998 and 1997. During 1999, the Company acquired controlling majority voting interests in aligne, incorporated, SOTAS, Inc. and Arista Knowledge Systems, Inc. Each one of these partner companies was consolidated from the date the Company acquired directly or indirectly more than 50% of the outstanding voting securities interest. The Company also consolidated Premier Solutions Ltd. (Premier) and Pioneer Metal Finishing (Pioneer) until they were sold in 1997.

Subsequent to the sale of Premier and Pioneer, the Company's revenue consists of administrative service fees charged to certain partner companies and private equity funds.

On February 28, 2000, the Board of Directors approved a three-for-one stock split to the Company's shareholders of record on March 13, 2000. All share and per share data have been restated to reflect a three-for-one split of the Company's common stock as if the stock split had occurred as of December 31, 1996.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - LONG-TERM DEBT

                                                                                   1999               1998
                                                                              ----------------   ---------------
                                                                                       (in thousands)
Revolving credit facilities                                                    $          -           $108,107
Mortgage note, 9.75%, payable monthly through 2002                                    3,380              3,420
Mortgage notes, 6.1% to 7.8%, payable monthly through 2017                            4,691              4,954
Mortgage note, 7.75%, payable monthly through 2021                                    6,130              6,239
Other                                                                                 6,911              1,261
                                                                              ----------------   ---------------
Total debt                                                                           21,112            123,981
Current maturities of long-term debt                                                 (6,758)              (866)
                                                                              ----------------   ---------------
Long-term debt                                                                      $14,354           $123,115
                                                                              ================   ===============


Aggregate maturities of long-term debt during future years are as follows (in millions): $6.8 - 2000; $.7 - 2001; $.8 - 2002; $1.2 - 2003; $1.1 - 2004 and
$10.5 - thereafter.

Interest paid in 1999, 1998, and 1997 was $14.0 million, $11.5 million, and $6.9 million, respectively, of which $7.3 million, $4.9 million, and $5.8 million in 1999, 1998, and 1997, respectively, related to the Company's Convertible Subordinated Notes.

                  SAFEGUARD SCIENTIFICS, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                              Balance       Additions
                                             Beginning      Charged to                                       Balance
DESCRIPTION                                   of Year       Operations      Deductions         Other       End of Year
-----------                                   -------       ----------      ----------         -----       -----------
Allowance for doubtful accounts                                                (1)

   Year ended December 31, 1997              $   3,088     $   2,183       $   1,829        $    (570) (2)    $   2,872

   Year ended December 31, 1998              $   2,872     $   3,049       $   1,350        $     198  (3)    $   4,769

   Year ended December 31, 1999              $   4,769     $   2,719       $   1,884        $         -       $   5,604

Inventory reserves

   Year ended December 31, 1997              $   8,934      $ 14,844        $ 13,854        $         -       $   9,924

   Year ended December 31, 1998              $   9,924      $ 14,204        $ 16,326        $         -       $   7,802

   Year ended December 31, 1999              $   7,802      $ 17,885        $ 15,319        $         -       $  10,368

Restructuring

   Year ended December 31, 1998             $        -      $ 16,437        $      -        $ (2,349) (4)     $  14,088

   Year ended December 31, 1999             $   14,088      $    387        $      -        $(12,675) (4)     $   1,800


(1) Net write-offs.
(2) Sale of Pioneer Metal Finishing and Premier Solutions Ltd.
(3) Acquisition of Dataflex.
(4) Represents payments against restructuring reserve, non-cash charges for disposal of fixed assets and adjustments for changes in estimates.

(a)(3)      EXHIBITS

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

EXHIBIT NO.       EXHIBIT

2.1               Asset Purchase Agreement, dated as of May 10, 1999 by and between CompuCom Systems, Inc. and Entex
                  Information Services, Inc.(15) (Exhibit 2.1)

3.1               Amended and Restated Articles of Incorporation of Safeguard(7) (Exhibit 3.1)

3.2*              By-laws of Safeguard, as amended(19) (Exhibit 3)

4.1**             1990 Stock Option Plan, as amended(7) (Exhibit 4.3)

4.2**             Stock Option Plan for Non-Employee Directors(4) (Exhibit 4.8)

4.3**             Safeguard Scientifics, Inc. Amended and Restated Stock Savings Plan(5) (Exhibit 4.9)

4.4**             First Amendment to Safeguard Scientifics, Inc. Stock Savings Plan(7) (Exhibit 4.6)

4.5**             Safeguard Scientifics, Inc. Stock Savings Plan Trust Agreement(2) (Exhibit 4.2)

4.6               Safeguard Scientifics, Inc. 1999 Equity Compensation Plan(16) (Exhibit 4.1)

4.7               Indenture, dated as of June 9, 1999, between Safeguard Scientifics, Inc. and Chase Manhattan Trust
                  Company, National Association, as trustee, including the form of 5.0% Convertible Subordinated Note due
                  2006(17) (Exhibit 4.2)

4.8               Purchase Agreement of Safeguard Scientifics, Inc. to issue and sell to Credit Suisse First Boston
                  Corporation Convertible Subordinated Notes due June 15, 2006.  (Exhibits omitted)(16) (Exhibit 4.3)

4.9               Registration Rights Agreement between Safeguard Scientifics, Inc. and Credit Suisse First Boston Corporation(17)
                  (Exhibit 4.4)

4.10              Rights Agreement dated as of March 1, 2000 between Safeguard Scientifics, Inc. and ChaseMellon Shareholder
                  Services LLC, as Rights Agent(19) (Exhibit 4)

4.11              Designation of  Series A Junior Participating Preferred Shares*

10.1**            Safeguard Scientifics Money Purchase Pension Plan(3) (Exhibit 10.3)

10.2**            First Amendment to Safeguard Scientifics Money Purchase Pension Plan(4) (Exhibit 10.2)

10.3**            Second Amendment to Safeguard Scientifics Money Purchase Pension Plan(5) (Exhibit 10.3)

10.4**            Third Amendment to Safeguard Scientifics Money Purchase Pension Plan(6) (Exhibit 10.4)

10.5**            Safeguard Scientifics Money Purchase Pension Plan Trust Agreement(3) (Exhibit 10.4)

10.6**            Safeguard Scientifics, Inc. Long Term Incentive Plan, as amended and restated effective June 15, 1994(5)
                  (Exhibit 10.6)

10.7**            Safeguard Scientifics, Inc. Deferred Compensation Plan(1) (Exhibit 10.12)

10.8              Asset Acquisition Agreement dated April 15, 1997 for the sale of certain assets of Premier Solutions
                  Ltd. to a subsidiary of Sungard Data Systems Inc. (exhibits omitted)(8) (Exhibit 10.1)

10.9              Stock Exchange Agreement dated  as of February 26, 1999 among Safeguard Scientifics, Inc., aligne incorporated, and the shareholders of aligne incorporated (exhibits and schedules omitted)(13) (Exhibit
                  10.12)

10.10             Transaction Agreement dated February 28, 2000 between Safeguard Scientifics, Inc. and Textron Inc. (19)
                  (Exhibit 10)

10.11             Amended and Restated Credit Agreement, dated April 17, 1998, among Safeguard Scientifics, Inc., Safeguard
                  Scientifics (Delaware), Inc., Safeguard Delaware, Inc. and PNC Bank, N.A. (exhibits omitted)(10) (Exhibit
                  10.1)

10.12             Amendment dated April 12, 1999 to Amended and Restated Credit Agreement among Safeguard Scientifics,
                  Inc., Safeguard Scientifics (Delaware), Inc., Safeguard Delaware, Inc. and PNC Bank, N.A. (Exhibits
                  omitted)(14) (Exhibit 10.1)

10.13             Amendment dated March 29, 1999 to Amended and Restated Credit Agreement***

10.14             Amendment dated July   , 1999 to Amended and Restated Credit Agreement***

10.15             Amendment dated February 17, 2000 to Amended and Restated Credit Agreement*

10.16             Amended and Restated Credit Agreement, dated as of November 3, 1997, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits and schedules omitted)(9)
                  (Exhibit 10.27)

10.17             Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 26, 1998, among CompuCom
                  Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender
                  (exhibits omitted)(11) (Exhibit 10.2)

10.18             Non-Competition, Referral and Non-Disclosure Agreement dated as of May 10, 1999, by and between CompuCom
                  Systems, Inc. and ENTEX Information Services, Inc.(15) (Exhibit 10.1)

10.19             CompuCom Receivables MasterTrust I Pooling and Servicing Agreement, dated as of May 7, 1999, between
                  Norwest Bank Minnesota National Association, CompuCom Systems, Inc., and CSI Funding, Inc.(16) (Exhibit
                  10.14)

10.20             CompuCom Receivables MasterTrust I Pooling and Servicing Agreement Series 1999-1 Supplement, dated as of
                  May 7, 1999, among PNC Bank, National Association, Market Street Capital Corporation, Norwest Bank
                  Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding, Inc.(16) (Exhibit 10.5)

10.21             Inventory and Working Capital Financing Agreement, dated as of May 11, 1999, between IBM Credit
                  Corporation and CompuCom Systems, Inc.(16) (Exhibit 10.6)

10.22             Attachment A to Inventory and Working Capital Financing Agreement dated May 11, 1999.(16) (Exhibit 10.7)

10.23             Receivables Contribution and Sale Agreement dated May 7, 1999 between CompuCom Systems, Inc. and CSI Funding,
                  Inc. (16) (Exhibit 10.8)

10.24**           Term Note dated October 22, 1998 from Edward Anderson to CompuCom Systems, Inc.(13) (Exhibit 10.25)

10.25**           Pledge Agreement dated October 22, 1998 from Edward Anderson to CompuCom Systems, Inc.(13) (Exhibit 10.26)


10.26**           First Amendment to Term Note dated February 19, 1999 from Edward Anderson to CompuCom Systems,
                  Inc.(13) (Exhibit 10.23)

10.27**           Stock Option Grant Agreement between CompuCom Systems, Inc. and Thomas C. Lynch, dated as of October 22,
                  1998(12) (Exhibit 10.4)

10.28**           Term Note dated December 23, 1998 from Thomas Lynch to CompuCom Systems, Inc.(13) (Exhibit 10.28)

10.29**           Pledge Agreement dated December 23, 1998 from Thomas Lynch to CompuCom Systems, Inc.(13) (Exhibit 10.29)

10.30**           Term Note dated December 23, 1998 from Thomas Lynch to Safeguard Scientifics, Inc.(13) (Exhibit 10.30)

10.31**           Security  Agreement dated December 23, 1998 between Thomas Lynch and Safeguard Scientifics,
                  Inc.(13) (Exhibit 10.31)

10.32**           Form of Promissory Notes dated June 11, 1999 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants.(31) (Exhibit 10.2)

10.33**           Form of Promissory Notes dated August 27, 1999 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants.(18) (Exhibit 10.9)

10.34**           Term Note dated July 22, 1999, between Safeguard Delaware, Inc. and John Halvey(18) (Exhibit 10.10)

10.35**           Form of Promissory Notes dated November 3, 1999 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants*

10.36**           Form of Promissory Notes dated December 1, 1999 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants*

10.37**           Form of Promissory Notes dated February 3, 2000 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants*

10.38**           Stock option Grant by Safeguard Scientifics, Inc. to Harry Wallaesa dated March 1, 2000*

10.39**           Executive Employment Agreement dated November 1, 1999 between J. Edward Coleman and CompuCom Systems,
                  Inc. *

11                Computation of Per Share Income * (included in Note 15 to the Consolidated Financial Statements on
                  page 66 of Safeguard's Annual Report to Stockholders for year ended December 31, 1999, which page is filed as part of Exhibit 13 hereto)

13                Pages 35 to 74 of Annual Report to Stockholders for year ended December 31, 1999 *

21                List of Subsidiaries*

23.1              Consent of KPMG LLP, Independent auditors*

23.2              Consent of PricewaterhouseCoopers LLP, Independent accountants*

27                Financial Data Schedule for the year ended December 31, 1999*

99.1              Consolidated Financial Statements of Cambridge Technology Partners (Massachusetts), Inc. ***

--------------------------------
*    Filed herewith.

** These exhibits relate to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.

***  To be filed by amendment





(1) Filed on March 30, 1987 as an exhibit to Annual Report on Form 10-K (No. 1-5620) and incorporated herein by reference.
(2) Filed on December 13, 1991 as an exhibit to Form 8-K (No. 1-5620) and incorporated herein by reference.
(3) Filed on March 30, 1992 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.
(4) Filed on March 30, 1994 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.
(5) Filed on March 30, 1995 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.
(6) Filed on April 1, 1996 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.
(7) Filed on March 31, 1997 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.
(8) Filed May 15, 1997 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.
(9) Filed March 31, 1998 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.
(10) Filed on May 15, 1998 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.
(11) Filed August 14, 1998 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.

(12) Filed November 16, 1998 as an exhibit to Form 10-Q (No. 1-5620) and incorporated herein by reference.
(13) Filed on March 31, 1999 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.
(14) Incorporated by reference from registrant's Form 10-Q for the quarter ended March 31, 1999 dated May 17, 1999 and made a part hereof by such reference.
(15) Incorporated by reference from registrant's 8-K dated May 10, 1999 and made a part hereof by such reference.
(16) Incorporated by reference from registrant's Form 10-Q for the quarter ended June 30, 1999 dated August 16, 1999 and made a part hereof by such reference.
(17) Incorporated by reference from registrant's Form 10-Q/A for the quarter ended June 30, 1999 dated September 2, 1999 and made a part hereof by such reference.
(18) Incorporated by reference from registrant's Form 10-Q for the quarter ended September 31, 1999 dated November 15, 1999 and made a part hereof by such reference.
(19) Incorporated by reference from registrant's Current Report on Form 8-K filed on February 29, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 21, 2000               SAFEGUARD SCIENTIFICS, INC.

                                      By: /s/ Warren V. Musser
                                         -----------------------------------
                                         Warren V. Musser,
                                         Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 21, 2000                   /s/ Warren V. Musser
                                         ------------------------------------
                                         Warren V. Musser,
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)

Dated:  March 21, 2000                   /s/ Gerald Blitstein
                                         ------------------------------------
                                         Gerald Blitstein,
                                         Senior Vice President and Chief
                                         Financial Officer (Principal
                                         Financial and Accounting Officer)

Dated:  March 21, 2000                   /s/ Judith Areen
                                         ------------------------------------
                                         Judith Areen, Director

Dated:  March 21, 2000                   /s/ Vincent G. Bell, Jr.
                                         ------------------------------------
                                         Vincent G. Bell, Jr., Director

Dated:  March 21, 2000                   /s/ Michael J. Emmi
                                         ------------------------------------
                                         Michael J. Emmi, Director

Dated:  March 21, 2000
                                         ------------------------------------
                                         Walter W. Buckley, III, Director

Dated:  March 21, 2000                   /s/ Robert A. Fox
                                         ------------------------------------
                                         Robert A. Fox, Director

Dated:  March 21, 2000                   /s/ Robert E. Keith, Jr.
                                         ------------------------------------
                                         Robert E. Keith, Jr., Director

Dated:  March 21, 2000                   /s/ Jack L. Messman
                                         ------------------------------------
                                         Jack L. Messman, Director

Dated:  March 21, 2000                   /s/ Russell E. Palmer
                                         ------------------------------------
                                         Russell E. Palmer, Director

Dated:  March ___, 2000
                                         ------------------------------------
                                         John W. Poduska Sr., Director

Dated:  March 21, 2000                   /s/ Heinz Schimmelbusch
                                         ------------------------------------
                                         Heinz Schimmelbusch, Director

Dated:  March 16, 2000                   /s/ Hubert J. P. Schoemaker
                                         ------------------------------------
                                         Hubert J. P. Schoemaker, Director

Dated:  March 21, 2000                   /s/ Harry Wallaesa
                                         ------------------------------------
                                         Harry Wallaesa, Director

Dated:  March 21, 2000                   /s/ Carl Yankowski
                                         ------------------------------------
                                         Carl Yankowski, Director