Form 10-K/A
period 1999-12-31
SAFEGUARD SCIENTIFICS INC ET AL
filed 2000-03-30
CIK 86115

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-K/A


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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in this Form 10-K:

PART I


Item 1(b)         Note 20 on pages 69-71 of the Annual Report to
                  Stockholders for the year ended December 31, 1999, which pages are filed as part of Exhibit 13 to this Form 10-K/A.


PART II


Items 5, 6,
7 and 8 Pages 35 to 74 of the Annual Report to Stockholders for the year ended December 31, 1999, which pages are filed as part of
                  Exhibit 13 to this Form 10-K/A.

ITEM 10. DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K:



To our knowledge, the only late filings during 1999 of reports of stock ownership by our directors and executive officers were one transaction reported late on Form 4 by each of Thomas C. Lynch, Jack L. Messman and Harry Wallaesa.


ITEM 11. EXECUTIVE COMPENSATION



EXECUTIVE COMPENSATION

     The following table provides summary information concerning the compensation earned by our chief executive officer and other executive officers employed by us during the fiscal year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM COMPENSATION
                                                                            -----------------------------------
                                             ANNUAL COMPENSATION                    AWARDS             PAYOUTS
                                     ------------------------------------   -----------------------   ---------
                                                                                         SECURITIES     LONG
                                                                            RESTRICTED   UNDERLYING     TERM
                                                                OTHER         STOCK       OPTIONS/    INCENTIVE    ALL OTHER
                                      SALARY      BONUS      COMPENSATION    AWARD(S)       SARS       PAYOUTS    COMPENSATION
                              YEAR    ($)(1)      ($)(2)        ($)(3)        ($)(4)        (#)        ($)(5)        ($)(6)
                              ----   --------   ----------   ------------   ----------   ----------   ---------   ------------
Warren V. Musser............  1999   $413,731   $  827,500     $53,920           0               0           0      $12,000
Chairman of the Board and     1998    305,000      305,000      60,193           0               0           0       12,000
Chief Executive Officer       1997    290,000      290,000      63,004           0               0           0       12,000
Harry Wallaesa..............  1999   $330,770   $1,386,176          --           0       1,590,000           0      $10,970
President, Chief Operating    1998         --           --          --          --              --          --           --
Officer and Director(7)       1997         --           --          --          --              --          --           --
Stephen J. Andriole,
  Ph.D......................  1999   $260,577   $  730,151     $    --           0          90,000    $321,179      $20,746
Senior Vice President and     1998         --           --          --          --              --          --           --
Chief Technology Officer(7)   1997         --           --          --          --              --          --           --
John K. Halvey..............  1999   $150,000   $  635,713          --           0         210,000          --      $ 8,398
Senior Vice President(7)      1998         --           --          --          --              --          --           --
                              1997         --           --          --          --              --          --           --
Jerry L. Johnson............  1999   $283,462   $  416,469          --                      60,000    $905,722      $19,896
Executive Vice President      1998    240,000      182,000          --           0          60,000      38,258       19,895
                              1997    210,000      169,760          --           0          90,000           0       19,620
James A. Ounsworth..........  1999   $267,115   $  610,498          --           0          60,000    $905,722      $22,562
Senior Vice President,        1998    221,000      154,700          --           0          60,000      38,258       33,621
  General                     1997    210,000      147,000          --           0          60,000           0       23,009
Counsel and Secretary

---------------
(1) Includes compensation that has been deferred by the named officers under voluntary savings plans.

(2) Includes discretionary payouts under our Long-Term Incentive Plan which were made to each of the named executive officers with the exception of Mr. Musser.


(3) For Mr. Musser, this amount includes $38,772 for personal use of our plane in 1999. Mr. Musser's use of the plane increased starting in 1997 following a determination by the board of directors requiring him to travel on the company plane instead of commercial aircraft whenever possible for safety reasons.


(4) In May 1999, we released the shares of restricted stock of Internet Capital Group, Inc. previously awarded to Mr. Johnson and Mr. Ounsworth upon the satisfaction of the conditions of the grant.

(5) The 1999 payout represents the value of shares of Internet Capital Group, Inc., U.S. Interactive, Inc., and Pac-West Telecomm, Inc. distributed to Messrs. Andriole, Johnson and Ounsworth based on their limited partnership interests in Safeguard 98 Capital L.P.

(6) For 1999, all other compensation includes the following amounts.

                                              DEFINED CONTRIBUTION       COMPANY MATCH        LIFE INSURANCE
    NAME                                          PENSION PLAN       VOLUNTARY SAVINGS PLAN   PREMIUMS PAID
    ----                                      --------------------   ----------------------   --------------
    Warren V. Musser........................         $7,200                  $4,800              $     0
    Harry Wallaesa..........................         $7,200                  $   --              $ 3,770
    Stephen J. Andriole.....................         $7,200                  $4,800              $ 8,746
    John K. Halvey..........................         $6,750                  $   --              $ 1,648
    Jerry L. Johnson........................         $7,200                  $4,800              $ 7,896
    James A. Ounsworth......................         $7,200                  $4,800              $10,562

(7) Messrs. Wallaesa, Andriole and Halvey became executive officers in March 1999, January 1999 and June 1999, respectively.

             OPTION GRANTS DURING THE YEAR ENDED DECEMBER 31, 1999


                                                                                   POTENTIAL REALIZABLE VALUE AT
                                                                                      ASSUMED ANNUAL RATES OF
                                                                                    STOCK PRICE APPRECIATION FOR
                                             INDIVIDUAL GRANTS                             OPTION TERM(1)
                           -----------------------------------------------------   ------------------------------
                             NUMBER OF      % OF TOTAL
                            SECURITIES     OPTIONS/SARS   EXERCISE
                            UNDERLYING      GRANTED TO     OR BASE
                           OPTIONS/SARS    EMPLOYEES IN     PRICE     EXPIRATION
NAME                       GRANTED(#)(2)   FISCAL YEAR    ($/SH)(3)      DATE          5%($)           10%($)
----                       -------------   ------------   ---------   ----------   -------------   --------------
Warren V. Musser.........            0            0%            --           --             --               --
Harry Wallaesa...........    1,500,000        37.65%      $12.3542       3/1/07     $8,847,870      $21,192,187
                                90,000         2.26%       45.4687     12/15/07      1,953,835        4,679,775
Stephen J. Andriole,
  Ph.D...................       30,000          .75%      $26.3437      4/15/07     $  337,338      $   903,791
                                60,000         1.51%       45.4687     12/15/07      1,302,557        3,119,850
John K. Halvey...........      150,000         3.76%      $20.0938      6/15/07     $1,439,084      $ 3,446,857
                                60,000         1.51%       45.4687     12/15/07      1,302,557        3,119,850
Jerry L. Johnson.........       60,000         1.51%      $45.4687     12/15/07     $1,302,557      $ 3,119,850
James A. Ounsworth.......       60,000         1.51%      $45.4687     12/15/07     $1,302,557      $ 3,119,850

---------------
(1) These values assume that the shares appreciate at the compounded annual rate shown from the grant date until the end of the option term. These values are not estimates of future stock price growth of Safeguard. Executives will not benefit unless our common stock price increases above the stock option exercise price.

(2) The options have an eight-year term and vest 25% each year commencing on the first anniversary of the grant. If an executive retires on or after his 65th birthday, the options will become fully vested on his retirement date. Certain of the options reported in the above table may be exercised at any time. If an executive exercises unvested options and his employment is terminated, we may repurchase the unvested shares at the exercise price. The option exercise price may be paid in cash, by delivery of previously acquired shares, subject to certain conditions, same day sales (that is, a cashless exercise through a broker) or such other method as the compensation committee may approve. The compensation committee may modify the terms of outstanding options, including acceleration of the exercise date.

(3) All options have an exercise price equal to the fair market value of the shares subject to each option on the grant date.

     The following table sets forth information about option exercises by each of the officers named in the summary compensation table.

                          YEAR-END STOCK OPTION VALUES
                               DECEMBER 31, 1999

                                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                          OPTIONS/SARS AT FISCAL        OPTIONS/SARS AT FISCAL
                              SHARES                            YEAR-END(#)                 YEAR-END($)(1)
                            ACQUIRED ON      VALUE      ---------------------------   ---------------------------
NAME                        EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                        -----------   -----------   -----------   -------------   -----------   -------------
Warren V. Musser..........          0             --            0               0              --             --
Harry Wallaesa............          0             --            0       1,590,000     $         0    $63,766,464
Stephen J. Andriole,
  Ph.D....................     37,500     $  462,952       45,000         187,500     $ 1,981,404    $ 5,675,622
John K. Halvey............          0             --            0         210,000     $         0    $ 5,667,801
Jerry L. Johnson..........     88,152     $1,847,211      229,620         150,000     $10,651,936    $ 4,537,812
James A. Ounsworth........    240,000     $4,518,012      465,000         135,000     $23,501,028    $ 3,885,000

---------------
(1) Value is calculated using the difference between the option exercise price and the year-end stock price, multiplied by the number of shares subject to an option. The year-end stock price was $54.3333 per share.


LONG-TERM INCENTIVE PLAN


     Beginning in 1997, we established one or more limited partnerships to hold all acquisitions approved and made by Safeguard during any given year. Under our long-term incentive plan, participants may purchase interests in these limited partnerships. We allocated up to a 10% interest for purchase by the participants for 1997 and 1998 and up to a 12.5% interest for 1999. Safeguard Scientifics, through a wholly-owned subsidiary acting as the general partner of each partnership, retains approximately a 90% interest in each partnership for 1997 and 1998 and approximately an 87.5% interest for each partnership in 1999. Partnership interests vest 25% each year, generally starting on July 1 in the year following the acquisition. The compensation committee has the authority to accelerate vesting. A partnership will generally distribute the securities it holds to its partners after five to ten years, but may distribute securities earlier if the company has completed an initial public offering or has been sold. We must receive two times the cost of the equity securities of a company and repayment of any loans to the company before the limited partners receive any of the securities of the company. If that threshold is met, the limited partners will receive distributions of approximately 10% to 12.5% of the equity securities of the company. The percentages allocated during 1999 to each named executive officer in each partnership are included in the following table.





                                                                            PERFORMANCE OR
                                                                             OTHER PERIOD
                                                                                 UNTIL
                                                              PERCENTAGE      MATURATION
NAME/PARTNERSHIP                                               INTEREST        OR PAYOUT
----------------                                              ----------    ---------------
Warren V. Musser                                                     0%(1)           --
Harry Wallaesa
  Safeguard 99 Capital LP                                       1.1250%         5 years
  Safeguard Partners Capital II L.P.                            1.1250%        10 years
Stephen J. Andriole, Ph.D.
  Safeguard 99 Capital LP                                       0.8310%         5 years
  Safeguard Partners Capital II L.P.                            0.8310%        10 years
John K. Halvey
  Safeguard 99 Capital LP(2)................................    0.5000%         5 years
  Safeguard Partners Capital II L.P.(2).....................    0.5000%        10 years
Jerry L. Johnson
  Safeguard 99 Capital LP...................................    0.8310%         5 years
  Safeguard Partners Capital II L.P.........................    0.8310%        10 years
James A. Ounsworth
  Safeguard 99 Capital LP...................................    0.8310%         5 years
  Safeguard Partners Capital II L.P.........................    0.8310%        10 years

---------------
(1) Mr. Musser did not participate in the plan prior to the year 2000, but will participate in 2000 and thereafter.


(2) The percentage allocated to Mr. Halvey permits him to participate only in those acquisitions approved and made by Safeguard on or after June 1, 1999.



EMPLOYMENT CONTRACTS; SEVERANCE AND CHANGE-IN-CONTROL ARRANGEMENTS

At the time he joined Safeguard, we agreed to pay John Halvey's salary for a 12-month period if his employment is terminated without cause prior to December 31, 2000.

                               BOARD COMPENSATION

     Directors employed by Safeguard or a wholly-owned subsidiary receive no additional compensation, other than their normal salary, for serving on the board or its committees. Non-employee directors receive the following compensation:

     - $17,500 annually

     - $1,000 annually for chairing a committee

     - $1,000 for each board meeting attended

     - $500 for each telephonic special meeting attended

     - $500 for each committee meeting attended

     - reimbursement of out-of-pocket expenses


     Additionally, each director who is not an executive officer of Safeguard currently receives a stock option to purchase shares of Safeguard common stock upon initial election to the board. Each of these directors also receives subsequent annual stock option grants. All grants are discretionary and may vary as to the number of shares.


     Directors' options generally have an eight-year term and vest 25% each year starting on the first anniversary of the grant date. The exercise price is equal to the fair market value of a share of our common stock on the grant date.


     In May 1999, Mr. Yankowski received an initial grant to purchase 90,000 shares at an exercise price of $30.9792 per share. In February 2000, Mr. Buckley received an initial grant to purchase 90,000 shares at an exercise price of $50.9792 per share. In December 1999, each non-employee director received an annual service grant to purchase 9,000 shares of Safeguard common stock at an exercise price of $45.4687 per share.


     DEFERRED CHARITABLE DONATION PROGRAM: Safeguard established this program to promote charitable giving. It is available to all directors and certain officers and is funded, in part, by life insurance policies on certain participants. Following the death of a director, we will donate up to $1 million to one or more designated charities in the Southeastern Pennsylvania area. Directors derive no financial benefit from this program since all charitable deductions accrue solely to Safeguard. We anticipate the program will result in nominal cost to us over time.

     DEFERRED COMPENSATION: Before 1989, we offered certain directors and officers a deferred compensation plan. All contributions to the plan were completed by the end of 1988. Upon retirement (or an earlier date in certain cases) or upon termination of service as a director, each participant is entitled to receive, as a level payment over 15 years or as a lump sum, an amount equal to the total credits to his account plus an investment growth factor. Mr. Bell began receiving a quarterly payment in February 1992 of $3,100, which was reduced to $3,000 in February 1994. Safeguard is the beneficiary of the life insurance contracts we purchased to cover our obligations under the plan. We expect to recover an amount equal to all benefit payments under the plan, the premium payments on the insurance contracts, and a portion of the interest earned on the use of the premium payments.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Ken Fox, the son of the chairman of our Compensation Committee, Robert Fox, is an executive officer, director and 4.2% stockholder of Internet Capital Group. Safeguard owns approximately 14% of Internet Capital Group.

     Our Chief Executive Officer, Warren V. Musser, serves on the Management Resource Committee (which performs the function of a compensation committee) of the Board of Cambridge Technology Partners, Inc., a Safeguard partner company. The Chief Executive Officer of Cambridge Technology Partners, Inc., Jack Messman, serves on our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT




     The following table sets forth certain information regarding beneficial ownership of our common stock as of March 17, 2000 by:

     - each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock;

     - each of our directors and our executive officers named in the summary compensation table; and

     - all of our executive officers and directors as a group.

     Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise noted, we believe that all persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them. All figures include shares of our common stock issuable upon exercise of options or warrants exercisable within 60 days of March 17, 2000. These options and warrants are deemed to be outstanding and to be beneficially owned by the person holding them for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.



                                                           NUMBER OF
                                                             SHARES
NAME AND ADDRESS OF 5% BENEFICIAL                         BENEFICIALLY              PERCENT
OWNERS, DIRECTORS AND EXECUTIVE OFFICERS                     OWNED             BENEFICIALLY OWNED
----------------------------------------                  ------------    ----------------------------
Warren V. Musser........................................    9,167,343(1)       8.5%
  800 The Safeguard Building
  435 Devon Park Drive
  Wayne, PA 19087
Robert E. Keith, Jr. ...................................      220,077(2)         *
Judith Areen............................................       26,550            *
Vincent G. Bell, Jr. ...................................    1,455,579(3)       1.4%
Steven J. Andriole......................................       88,791            *
Walter W. Buckley, III..................................       18,000            *
Michael J. Emmi.........................................       10,875            *
Robert A. Fox...........................................      250,875(4)         *
John K. Halvey..........................................          600            *
Jerry L. Johnson........................................      282,582            *
Jack L. Messman.........................................      160,875            *
James A. Ounsworth......................................      803,115            *
Russell E. Palmer.......................................       89,610            *
John W. Poduska, Sr. ...................................      547,875            *
Heinz C. Schimmelbusch..................................       12,513            *
Hubert J.P. Schoemaker..................................      137,370            *
Harry Wallaesa..........................................      926,898            *
Carl J. Yankowski.......................................           --           --
All executive officers and directors as a group (23
  persons)..............................................   14,460,549         13.3%


---------------
  *  Less than 1%.

(1) Includes 699,300 shares held by a charitable foundation established by Mr. Musser and 346,500 shares held by a trust of which Mr. Musser is a co-trustee.

(2) Includes 900 shares held by his spouse. Mr. Keith disclaims beneficial ownership of the shares held by his spouse.

(3) Includes 337,704 shares held by a charitable foundation established by Mr. Bell.

(4) Includes 15,000 shares held by a charitable foundation established by Mr.
    Fox.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     In connection with various restricted stock awards made under our long-term incentive plan, we loaned each recipient an amount equal to the related income taxes on each award. Each of the loans is a full-recourse loan secured by a pledge of the restricted shares. The interest rates and due dates on each loan are as follows:


Date of Loan                      Interest Rate               Due Date
------------                      -------------               --------
2/12/97                               5.81%                   2/12/00
6/11/00                               4.90%                   6/11/00
8/27/99                               5.43%                   8/31/00
11/3/99                               5.57%                   12/3/00
12/1/99                               5.74%                   12/31/00
2/3/00                                6.20%                   2/28/00

     The following table shows the largest aggregate loan amounts outstanding in connection with these tax loans for each executive officer who owed us in excess of $60,000 since January 1, 1999, and the aggregate amounts outstanding at March 17, 2000:



                              Largest Balance
  Name                         Since 1/1/99        Balance at 3/17/00
  ----                         ------------        ------------------
Harry Wallaesa                 $297,841                $297,841
Steve Andriole                 $ 77,634                $      0
John Halvey                    $159,427                $159,427
Jerry Johnson                  $172,852                $      0
Thomas Lynch                   $194,448                $      0
Jim Ounsworth                  $159,195                $      0

     In addition to the above loans, in December 1998, CompuCom loaned Thomas Lynch the sum of $796,875 in connection with his exercise of stock options to acquire 500,000 shares of CompuCom common stock. The loan is evidenced by a full recourse promissory note which bears interest at the annual rate of 4.33% and is secured by the 500,000 shares of CompuCom common stock. Principal and accrued interest on the note is due on December 31, 2001. We also loaned Mr. Lynch the sum of $806,078 which is evidenced by a full recourse promissory note and contains the same terms as the CompuCom note. This note is secured by securities and partnership interests awarded to Mr. Lynch under our long-term incentive plan and a negative pledge of certain real estate.

     In July 1999, we loaned John Halvey the sum of $500,000 in connection with his joining Safeguard. The loan is evidenced by a full recourse promissory note which bears interest at the prime rate and is secured by a pledge of stock, vested stock options, long-term incentive plan grants, and any other compensation granted to Mr. Halvey by Safeguard. Principal and accrued interest on the note is due on July 22, 2002.

     In February 2000, we agreed to loan Gerald Blitstein the sum of $200,000 in connection with his joining Safeguard. The loan will be evidenced by a full recourse promissory note, will bear interest at the prime rate, and will be payable on the fifth anniversary of the loan. The loan will be secured by a pledge of his vested stock options and long-term incentive plan grants, and any other awards of stock or options granted to Mr. Blitstein by Safeguard.


     In February 1999, we purchased a majority interest in aligne incorporated. Mr. Wallaesa, our president and COO, was a co-founder and significant stockholder of aligne. The purchase price for the interest in aligne was determined by negotiations between us and aligne and was based on an analysis of aligne's financial position and a comparison with other similarly situated companies. We also obtained a written report indicating the reasonableness of the investment by Howard Lawson & Co., an investment banking firm. This transaction was approved by our board of directors prior to Mr. Wallaesa's appointment as president, COO and a director. We exchanged 1,324,554 shares of Safeguard common stock, (as adjusted for the March 2000 three-for-one stock split) valued at $17.6 million, for an 80% interest in aligne. Mr. Wallaesa received 551,898 of the Safeguard shares, valued at $7.3 million, for his aligne shares. One-half of the Safeguard shares issued in this transaction were delivered to the aligne stockholders at closing, and the remaining shares were issued in their names but held in escrow pending achievement of established revenue targets for 1999 and 2000. Upon the achievement of the established revenue targets for 1999, one-half of the escrowed shares were released. The remaining shares will be retained by Safeguard until the established revenue targets for 2000 have been achieved. If aligne fails to achieve the revenue targets for 2000, the remaining shares will be returned to Safeguard.


     In connection with our acquisition of a minority ownership interest in MegaSystems, Inc. in 1998, we guaranteed a $1.5 million loan. In March 1999, we loaned MegaSystems $1,555,556. The loan bears interest at the annual rate of 8% and is secured by the assets of MegaSystems. Payment of the outstanding principal and accrued interest, originally due in March 2000, was extended until September 2000. The loan is initially convertible into 1,555,556 shares of common stock of MegaSystems. In connection with this loan, MegaSystems also issued to Safeguard warrants to purchase 518,518 shares of MegaSystems preferred stock at an exercise price of $.01. In June 1999, we guaranteed $1.6 million in performance bonds posted by MegaSystems with connection with a theatre construction project. Warren Musser, the chairman, CEO and an 8.5% stockholder of Safeguard, has a personal relationship with the chief executive officer of MegaSystems.

     We currently intend to acquire for $1 million a 6% equity position in Neuronyx, Inc., a biotechnology company founded by one of our directors, Hubert J.P. Schoemaker. Dr. Schoemaker is President, Chairman and a significant stockholder of Neuronyx.

     We participate in the management of nine private equity funds and have limited partnership interests in two additional private equity funds.

     Robert Keith, vice chairman of our board of directors, is the president and CEO of TL Ventures, the management company for TL Ventures III, TL Ventures IV, EnerTech Capital Partners I, and EnterTech Capital Partners II. Mr. Keith and Safeguard are general partners of the TL Ventures and EnerTech Capital Partners funds, and they participate in the profits of these funds. TL Ventures receives management fees from the TL Ventures funds and indirectly from EnerTech. TL Ventures paid Safeguard $400,000 in 1999 for management and operational services to TL Ventures and the funds and approximately $190,000 for the rental of office space. Safeguard has invested or committed a total of $40.2 million in the six TL Ventures and EnerTech Capital funds. Safeguard owns less than 7% of the partnership interests of each of these funds.




     Heinz Schimmelbusch, a Safeguard director, is a general partner of Safeguard International Fund and participates in the profits of the fund. He also is one of three members of the management company of the fund. Safeguard has invested or committed $29 million to date in this fund and owns 10% of the limited partnership interests.

     In May 1999, we loaned $2.5 million to Allied Resource Corporation. The loan bears interest at an annual rate equal to the prime rate plus 1% and is due on the earlier of May 4, 2000 or 60 days following demand for payment. In connection with this loan, Allied Resource issued to Safeguard warrants to purchase 62,500 shares of class A common stock at an exercise price of $10.00. Mr. Schimmelbusch is Chairman and a significant stockholder in Allied Resource Corporation.

     Safeguard is organizing Pennsylvania Early Stage Partners II as a newly formed private equity fund, and has committed to invest up to $25 million in this fund. Michael Bolton, a Safeguard executive officer, is a managing director of Pennsylvania Early Stage Partners II. Mr. Bolton will participate in the profits of this fund along with Safeguard.


     Ken Fox, the son of Safeguard director, Robert Fox, is an executive officer, director and 4.2% stockholder of Internet Capital Group. Walter Buckley, a director of Safeguard, is an executive officer, director and 4.6% stockholder of Internet Capital Group. Safeguard has invested $29.25 million in Internet Capital Group and owns approximately 14% of the company.


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

(d)      FINANCIAL STATEMENT SCHEDULES

SEPARATE FINANCIAL STATEMENTS OF SUBSIDIARIES NOT CONSOLIDATED


The 1999 consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc., required to be included in this report pursuant to Rule 3-09 of Regulation S-X, are filed herewith as Exhibit 99.1.

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

10.14             Amendment dated August   , 1999 to Amended and Restated Credit Agreement***

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

13                Pages 35 to 74 of Annual Report to Stockholders for year ended December 31, 1999 ***

21                List of Subsidiaries*

23.1              Consent of KPMG LLP, Independent auditors***

23.2              Consent of PricewaterhouseCoopers LLP, Independent accountants***

27                Financial Data Schedule for the year ended December 31, 1999*

99.1              Consolidated Financial Statements of Cambridge Technology Partners (Massachusetts), Inc. ***

--------------------------------



*    Filed on March 22, 2000 as an exhibit to Form 10-K.


** These exhibits relate to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.


***  Filed herewith






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


Dated:   March 30, 2000               SAFEGUARD SCIENTIFICS, INC.


                                      By: /s/ Warren V. Musser
                                         -----------------------------------
                                         Warren V. Musser,
                                         Chairman and Chief Executive Officer