Form 10-K/A
period 1999-12-31
SAFEGUARD SCIENTIFICS INC ET AL
filed 2000-04-18
CIK 86115

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K/A 2

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

3.2                 By-laws of Safeguard, as amended(19) (Exhibit 3)

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

4.11              Designation of  Series A Junior Participating Preferred Shares(20) (Exhibit 4.11)

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

10.13             Amendment dated March 29, 1999 to Amended and Restated Credit Agreement(21) (Exhibit 10.13)

10.14             Amendment dated August   , 1999 to Amended and Restated Credit Agreement(21) (Exhibit 10.14)

10.15             Amendment dated February 17, 2000 to Amended and Restated Credit Agreement(20) (Exhibit 10.15)

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

10.34**           Term Note dated July 22, 1999, between Safeguard Delaware, Inc. and John Halvey(18) (Exhibit 10.10)

10.35**           Form of Promissory Notes dated November 3, 1999 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants(20) (Exhibit 10.35)

10.36**           Form of Promissory Notes dated December 1, 1999 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants(20) (Exhibit 10.36)

10.37**           Form of Promissory Notes dated February 3, 2000 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants(20) (Exhibit 10.37)

10.38**           Stock option Grant by Safeguard Scientifics, Inc. to Harry Wallaesa dated March 1, 2000(20) (Exhibit 10.38)

10.39**           Executive Employment Agreement dated November 1, 1999 between J. Edward Coleman and CompuCom Systems,
                  Inc. (20) (Exhibit 10.39)

10.40             Sails Mandatorily Exchangeable Securities Contract dated as of March 25, 1999 among Safeguard Scientifics, Inc.,
                  Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products and CSFP Capital Inc. has Agent*

10.41             Sails Pledge Agreement dated as of March 25, 1999 among Safeguard Scientifics (Delaware), Inc, Credit Suisse
                  Financial Products, and Credit Suisse First Boston, New York, as Collateral Agent (exhibits omitted)*

10.42             Sails Mandatorily Exchangeable Securities Contract dated as of August 30, 1999 among Safeguard Scientifics, Inc.,
                  Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products and CSFP Capital, Inc. as Agent*

10.43             Sails Pledge Agreement dated as of August 30, 1999 among Safeguard Scientifics (Delaware), Inc., Credit Suisse
                  Financial Products, and Credit Suisse First Boston, New York, as Collateral Agent (exhibits omitted)*


11                Computation of Per Share Income(20) (included in Note 15 to the Consolidated Financial Statements on
                  page 66 of Safeguard's Annual Report to Stockholders for year ended December 31, 1999, which page is filed as part of Exhibit 13 hereto)

13                Pages 35 to 74 of Annual Report to Stockholders for year ended December 31, 1999(21) (Exhibit 13)

21                List of Subsidiaries(20) (Exhibit 21)

23.1              Consent of KPMG LLP, Independent auditors(21) (Exhibit 23.1)

23.2              Consent of PricewaterhouseCoopers LLP, Independent accountants(21) (Exhibit 23.2)

27                Financial Data Schedule for the year ended December 31, 1999(20) (Exhibit 27)

99.1              Consolidated Financial Statements of Cambridge Technology Partners (Massachusetts), Inc.(21) (Exhibit 99.1)

--------------------------------

*    Filed herewith

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

(20) Filed on March 17, 2000 as an exhibit to Form 10-K (No. 1-5620) and incorporated herein by reference.

(21) Filed on March 30, 2000 as an exhibit to Form 10-K/A (No. 1-5620) and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   April 14, 2000               SAFEGUARD SCIENTIFICS, INC.


                                      By: /s/ Warren V. Musser
                                         -----------------------------------
                                         Warren V. Musser,
                                         Chairman and Chief Executive Officer