Form 10-Q
period 2000-03-31
SAFEGUARD SCIENTIFICS INC ET AL
filed 2000-05-15
CIK 86115

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended  March 31, 2000               Commission File Number   1-5620
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

                        Yes    X         No
                            -------         -------

Number of shares outstanding as of      May 12, 2000

Common Stock                            118,123,676

                          SAFEGUARD SCIENTIFICS, INC.
                          QUARTERLY REPORT FORM 10-Q

                                     INDEX

                         PART I - FINANCIAL INFORMATION                     Page
                         ------------------------------                     ----

Item 1 - Financial Statements:

     Consolidated Balance Sheets -
     March 31, 2000 (unaudited) and December 31, 1999....................      3

     Consolidated Statements of Operations (unaudited) -
     Three Months Ended March 31, 2000 and 1999..........................      4

     Consolidated Statements of Cash Flows (unaudited) -
     Three Months Ended March 31, 2000 and 1999..........................      5

     Notes to Consolidated Financial Statements..........................      6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................     18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk......     29


                          PART II - OTHER INFORMATION
                          ---------------------------

Item 2 - Changes in Securities and Use of Proceeds.......................     30

Item 4 - Submission of Matters to a vote of Security Holders.............     31

Item 6 - Exhibits and Reports on Form 8-K................................     31

Signatures...............................................................     33

                          SAFEGUARD SCIENTIFICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                               March 31,   December 31,
                                                                 2000          1999
                                                              ----------   ------------
                                                              (unaudited)
Assets
Current Assets
 Cash and cash equivalents..................................  $    4,658     $   49,813
 Accounts receivable, less allowances.......................     222,629        259,383
 Inventories................................................     101,175        129,826
 Prepaid expenses and other current assets..................      16,678         16,488
                                                              ----------     ----------
Total current assets........................................     345,140        455,510

Property and equipment, net.................................      54,092         56,234
Ownership interests in and advances to partner companies....     759,195        529,381
Available-for-sale securities...............................     234,161        302,940
Excess of cost over net assets of businesses acquired, net..     126,007        119,288
Other.......................................................      33,214         36,526
                                                              ----------     ----------

Total Assets................................................  $1,551,809     $1,499,879
                                                              ==========     ==========

Liabilities and Shareholders' Equity
Current Liabilities
 Current maturities of long-term debt.......................  $    3,751     $   11,019
 Accounts payable...........................................     138,449        183,781
 Accrued expenses...........................................     116,091        126,871
                                                              ----------     ----------
Total current liabilities...................................     258,291        321,671

Long-term debt..............................................      65,024         14,532
Deferred taxes..............................................      82,616        110,556
Minority interest...........................................      98,900        102,808
Other long-term liabilities.................................     180,679        175,611
Convertible subordinated notes..............................     200,000        200,000

Commitments and contingencies

Shareholders' Equity
Preferred stock.............................................          --             --
Common stock................................................      10,740         10,475
Additional paid-in capital..................................     247,480        133,969
Retained earnings...........................................     414,718        385,120
Accumulated other comprehensive (loss) income...............      (5,193)        45,137
Treasury stock, at cost.....................................      (1,446)            --
                                                              ----------     ----------

Total shareholders' equity..................................     666,299        574,701
                                                              ----------     ----------

Total Liabilities and Shareholders' Equity..................  $1,551,809     $1,499,879
                                                              ==========     ==========

                See notes to consolidated financial statements.

                          SAFEGUARD SCIENTIFICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share data)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                     2000                1999
                                                   --------            --------
                                                            (unaudited)

Revenue
 Product sales...................................  $507,308            $425,467
 Service sales...................................    68,143              74,418
 Other...........................................     3,745               3,007
                                                   --------            --------
Total revenue....................................   579,196             502,892

Operating Expenses
 Cost of sales--product..........................   468,905             388,312
 Cost of sales--service..........................    47,014              47,991
 Selling and service.............................    36,633              36,497
 General and administrative......................    48,227              27,368
 Depreciation and amortization...................     8,330               5,725
 Restructuring...................................     5,169                  --
                                                   --------            --------
Total operating expenses.........................   614,278             505,893
                                                   --------            --------
                                                    (35,082)             (3,001)
Gains on issuance of stock by partner companies..        --                 326
Other income, net................................    50,021              51,333
Interest income..................................     1,194                 744
Interest expense.................................   (10,698)             (7,732)
                                                   --------            --------

Income Before Income Taxes, Minority
 Interest and Equity Income (Loss)...............     5,435              41,670
Income taxes.....................................   (15,937)            (13,003)
Minority interest................................     8,599               1,951
Equity income (loss).............................    31,501              (6,470)
                                                   --------            --------
Net Income.......................................  $ 29,598            $ 24,148
                                                   ========            ========

Net Income Per Share
 Basic...........................................  $   0.28            $   0.25
 Diluted.........................................  $   0.26            $   0.24
Weighted Average Shares Outstanding
 Basic...........................................   105,523              95,252
 Diluted.........................................   117,310             104,557



                See notes to consolidated financial statements.

                          SAFEGUARD SCIENTIFICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                        2000              1999
                                                                     ---------          ---------
                                                                             (unaudited)
Operating Activities
Net income.........................................................  $  29,598          $  24,148
Adjustments to reconcile to net cash provided by operating
 activities:
 Depreciation and amortization.....................................      8,330              5,725
 Deferred income taxes.............................................       (840)            (2,109)
 Equity (income) loss..............................................    (31,501)             6,470
 Gain on issuance of stock by partner companies....................         --               (326)
 Other income, net.................................................    (50,021)           (51,333)
 Minority interest, net of taxes...................................     (5,159)            (1,171)
Changes in assets and liabilities, net of effect of acquisitions:
 Accounts receivable, net..........................................     21,959             59,564
 Inventories.......................................................     28,651              6,153
 Accounts payable, accrued expenses, and other.....................    (49,896)           (41,828)
                                                                     ---------          ---------
  Net cash (used in) provided by operating activities..............    (48,879)             5,293
Investing Activities
Proceeds from sales of available-for-sale securities...............     57,756              9,080
Proceeds from sales of partner company ownership interests.........     21,173             49,927
Advances to partner companies......................................    (14,025)           (14,483)
Repayment of advances to partner companies.........................     10,050              2,300
Acquisitions of ownership interests in partner companies and
 subsidiaries, net of cash acquired................................   (211,394)           (52,745)
Acquisitions by subsidiaries, net of cash acquired.................       (750)                --
Proceeds from sale of building.....................................         --             39,791
Capital expenditures...............................................     (2,536)            (1,801)
Other, net.........................................................       (858)            (2,242)
                                                                     ---------          ---------
  Net cash (used in) provided by investing activities..............   (140,584)            29,827
Financing Activities
Borrowings on revolving credit facilities..........................    345,570            195,300
Repayments on revolving credit facilities..........................   (298,238)          (270,543)
Borrowings on long-term debt.......................................      1,000                  -
Repayments on long-term debt.......................................     (5,802)           (25,190)
Proceeds from financial instruments................................         --             71,205
Repurchase of Company common stock.................................         --               (253)
Issuance of Company common stock...................................    100,557              1,329
Issuance of subsidiary common stock................................      1,221                583
                                                                     ---------          ---------
  Net cash provided by (used in) financing activities..............    144,308            (27,569)
                                                                     ---------          ---------
Net (Decrease) Increase in Cash and Cash Equivalents...............    (45,155)             7,551
Cash and cash equivalents at beginning of period...................     49,813              6,257
                                                                     ---------          ---------
Cash and Cash Equivalents at End of Period.........................  $   4,658          $  13,808
                                                                     =========          =========

                See notes to consolidated financial statements.

                          SAFEGUARD SCIENTIFICS, INC.
                  Notes to Consolidated Financial Statements
                                March 31, 2000

1.   General
     -------

     The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The 1999 Form 10-K, as amended, should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring adjustments) which the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.


2.   Comprehensive Income
     --------------------

     Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Excluding net income, the Company's source of comprehensive income is from net unrealized appreciation on its holdings classified as available-for-sale. Reclassification adjustments result from the recognition in net income of unrealized gains or losses that were included in comprehensive income in prior periods. The following summarizes the components of comprehensive income (loss), net of income taxes, (in thousands):

                                                    Three Months Ended
                                                        March 31,
                                                      2000      1999
                                                    --------   -------
                                                       (Unaudited)
        Net Income...............................   $ 29,598   $24,148
                                                    --------   -------
        Other Comprehensive Loss, Before Taxes:
             Unrealized holding losses...........    (31,600)   (6,167)
             Reclassification adjustments........    (45,831)   (5,872)
        Related Tax  Benefit:
             Unrealized holding losses...........     11,060     2,158
             Reclassification adjustments........     16,041     2,055
                                                    --------   -------
        Other Comprehensive Loss.................    (50,330)   (7,826)
                                                    --------   -------
        Comprehensive (Loss) Income..............   ($20,732)  $16,322
                                                    ========   =======

3.   Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform to the current year presentation.


4.   Stock Split
     -----------

     On February 28, 2000, the Board of Directors approved a three-for-one split to the Company's shareholders of record on March 13, 2000. All share and per share data have been restated to reflect a three-for-one split of the Company's common stock as if the stock split occurred as of January 1, 1999.

5.   Financial Investments
     ---------------------

     In 1999, in order to mitigate the Company's market exposure and generate cash from holdings in Tellabs, the Company entered into two forward sale contracts related to 3.4 million shares of its holdings in Tellabs. The Company pledged these shares of Tellabs under contracts that expire in 2002 and in return received approximately $139 million of cash. At maturity the Company is required to deliver cash or Tellabs stock with a value determined by the stock price of Tellabs at maturity. The number of Tellabs shares to be delivered at maturity will range between 2.7 million to 3.4 million depending on the price of Tellabs stock at that date.

     The Company's liability of $179 million in connection with these transactions is included in other long-term liabilities as of March 31, 2000. These liabilities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The initial cost of the transaction ($2.4 million) is being amortized as an adjustment of yield over the life of the agreement through the statement of operations.

     The Company's holdings in Tellabs are included in non-current assets under the caption "available-for-sale securities." These securities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, is reported as a separate component of shareholders' equity.

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The risk of loss to the Company in the event of nonperformance by the counterparty under the forward sales contract is not considered to be significant. Although the forward sales contracts expose the Company to market risk, fluctuations in the fair value of these contracts are mitigated by expected offsetting fluctuations in the pledged securities.

6.   Ownership Interests in and Advances to Partner Companies
     --------------------------------------------------------

     The following summarizes the Company's ownership interests in and advances to partner companies accounted for under the equity method or cost method of accounting (in thousands). The ownership interests are classified according to applicable accounting methods at March 31, 2000 and December 31, 1999. Market value reflects the price of publicly traded holdings at the close of business at the respective date, and excludes warrants that are not currently exercisable.


                                          March 31, 2000             December 31, 1999
                                 --------------------------------  ---------------------
                                 Carrying    Market      Voting    Carrying    Market
                                  Value       Value     Interest    Value       Value
                                 --------  -----------  ---------  --------  -----------
                                           (Unaudited)
Equity Method
Cambridge Technology Partners..  $ 55,577  $  136,946      16%     $ 49,181  $  254,556
ChromaVision Medical Systems...    12,517      81,201      27%       13,626      81,201
DocuCorp International.........     9,914      17,848      17%        9,995      22,249
eMerge Interactive.............     4,539     158,965      13%        7,201          --(a)
Internet Capital Group.........   251,434   3,286,095      14%      189,068   6,169,208
LifeF/X........................        --      75,464      12%           --      86,823
OAO Technology Solutions.......    16,496      42,507      30%       16,448      42,853
Sanchez Computer Associates....    10,821     220,872      25%       11,686     258,995
Pac-West Telecomm..............     7,770      74,226       7%        7,613      62,943
USDATA Corporation.............    12,598      88,116      38%       15,920      82,406
US Interactive.................    10,919      91,506      13%        9,769     107,795
Non-public companies...........   292,979                           162,130
                                 --------                          --------
                                  685,564                           492,637
Cost Method
Non-public companies...........    42,489                            16,266
Advances to Partner Companies..    31,142                            20,478
                                 --------                          --------
                                 $759,195                          $529,381
                                 ========                          ========

(a)  eMerge Interactive was not publicly traded until 2000.

Internet-related stocks have experienced significant volatility. For example, at March 31, 2000, the market value of the Company's holdings in Internet Capital Group was $3.3 billion. Based on the high and low stock prices from January 1, 2000 through May 12, 2000, the market value of the Company's holdings in Internet Capital Group has ranged from $7.3 billion to $1.1 billion.

At March 31, 2000, the Company's carrying value in its partner companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $190 million. This excess relates to ownership interests acquired through March 31, 2000, and is being amortized generally over a ten-year period. Amortization expense of $3.0 million and $0.9 million, is included in "equity income (loss)" in the accompanying consolidated statements of operations for the three months ended March 31, 2000 and 1999, respectively.

As of March 31, 2000, the Company had advances to partner companies that mature on various dates through May 2004 and bear interest at fixed rates between 5.3% and 8% and variable rates consisting of the prime rate (9% at March 31, 2000) plus 1%. The Company also has short-term advances to partner companies of $6 million at March 31, 2000, which is included in "accounts receivable, less allowances" on the consolidated balance sheets.

7.   Available-for-Sale Securities
     -----------------------------

     Available-for-sale securities consisted of the following (in thousands):

                                          March 31, 2000    December 31, 1999
                                        ------------------  ------------------
                                        Carrying   Market   Carrying   Market
                                         Value     Value     Value     Value
                                        --------  --------  --------  --------
                                            (Unaudited)
     Tellabs......................      $212,731  $212,535  $212,731  $216,595
     Diamond Technology Partners..           373     6,433       710    57,436
     First Consulting Group.......         2,049     2,126     9,115     9,023
     e4L..........................         1,457       979     1,457     1,532
     Brandywine Realty Trust......         8,561     8,552     8,561     8,177
     Other public companies.......         3,080     3,536     6,480    10,177
     Unrealized appreciation......         5,910              63,886
                                        --------            --------
                                        $234,161            $302,940
                                        ========            ========

     During the three months ended March 31, 2000, the Company sold a portion of its interest in Diamond Technology Partners.

8.   Debt
     ----

     The following is a summary of long-term debt (in thousands):

                                                   March 31,    December 31,
                                                     2000          1999
                                                   ---------    ------------
                                                  (Unaudited)
     Parent Company and Other Recourse Debt
     Revolving credit facilities...............     $32,115       $     --
     Other.....................................      18,153         25,325
                                                    -------       --------
                                                     50,268         25,325
     Subsidiary Debt (Non-Recourse to Parent)
     CompuCom..................................      18,400             --
     Other.....................................         107            226
                                                    -------       --------
                                                     18,507            226
                                                    -------       --------
     Total debt................................      68,775         25,551
     Current maturities of long-term debt......      (3,751)       (11,019)
                                                    -------       --------
     Long-term debt............................     $65,024       $ 14,532
                                                    =======       ========

     In April 2000, the Company increased the availability under the bank revolving credit facility to $300 million from $200 million. Of the $300 million, $250 million matures in April 2005 and is secured by certain equity securities the Company holds of its publicly traded partner companies (the Pledged Securities). The remaining $50 million is unsecured, with availability limited to the lesser of $50 million or 10% of the value of the Pledged Securities. The $50 million facility matures in April 2001. There was $32.1 million outstanding under the total facility at March 31, 2000.

     CompuCom has financing arrangements consisting of a $250 million receivable securitization facility and a $200 million working capital facility. Both facilities mature in May 2002. The securitization facility allows CompuCom to sell an interest in its accounts receivable on a revolving basis and is accounted for as a sale of accounts receivable in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As of March 31, 2000, $160 million of the securitization facility was utilized. Availability under the working capital facility is subject to a borrowing base calculation. As of March 31, 2000, availability under the working capital facility was $68.8 million, of which $18.4 million was outstanding. In accordance with the terms of the agreement, the working capital facility is scheduled to be reduced from $200 million to $175 million in May 2000.


9.   Shareholders' Equity
     --------------------

     Common Stock

     In February 2000, the Company acquired the remaining 20% voting ownership in aligne incorporated in exchange for 160,434 shares of the Company's common stock with a market value of $8.2 million.

     In March 2000, the Company closed the sale of 2.2 million shares of its common stock for $100 million to Textron in a private placement. Textron and the Company intend to work together to offer consulting services to each other and their respective partner companies and subsidiaries and explore a variety of potential strategic relationships with each other.

     In April 2000, the Company completed a follow-on public offering, selling
     8.6 million shares of its common stock, including exercise in full of the underwriters' overallotment option, at $50 per share. Net proceeds to the Company were approximately $414 million (net of underwriters' commission and offering expenses).

     In April 2000, the Company completed the sale of shares of its common stock to IBM and Compaq, and formed strategic relationships with both companies. Net proceeds to the Company from these transactions aggregated $100 million.

     Stock Based Compensation

     In February 2000, the Company granted 75,000 shares of restricted stock to an executive. The fair value on the date of grant was $48.21 per share. These shares vested immediately. The Company uses APB Opinion No. 25 to account for stock-based compensation. The Company recorded compensation expense related to this restricted stock award of $3.6 million during the three months ended March 31, 2000.

     During the three months ended March 31, 2000, the Company recorded $6 million of expense related to the termination of two of its former executives.

10.  Restructuring
     -------------

     During the first quarter of 2000, CompuCom effected a restructuring plan designed to reduce its cost structure by closing its distribution facility in Houston, Texas, closing and consolidating three office facilities, and reducing its workforce. As a result, CompuCom recorded a restructuring charge of $5.2 million in the first quarter of 2000, the effect of which was approximately $2.6 million to the Company's pretax earnings, after recording minority interest. The charge consists primarily of costs associated with the closing and consolidation of certain facilities and disposing of related fixed assets, as well as employee severance and benefits related to the reduction in workforce. The following unaudited table provides a detail of the charges and cash payments made by category as well as the amounts accrued as of March 31, 2000 (in thousands):


                                                   Restructuring     Cash                    Accrual at
                                                       Charge      Payments     Other(1)   March 31, 2000
                                                       ------      --------     --------   --------------

     Lease termination costs..................         $2,904      $    (8)       $  --         $2,896
     Employee severance and related benefits..          1,800         (999)          --            801
     Other....................................            465          (87)        (310)            68
                                                       ------      -------        -----         ------
     Total....................................         $5,169      $(1,094)       $(310)        $3,765
                                                       ======      =======        =====         ======

     (1) Consists of non-cash charges for the write-off of leasehold improvements at the closed facilities.

     The $3.8 million accrued at March 31, 2000 is reflected in accrued liabilities in the Company's Consolidated Balance Sheets.

     Lease termination costs include the estimated cost to close the three office facilities and represents the amount to either fulfill CompuCom's obligation under signed lease contracts, the net expense expected to be incurred to sublet the facilities, or the estimated amount to be paid to terminate the lease contracts before the end of their term. In developing the estimated costs, CompuCom has consulted with a professional real estate firm with knowledge of market rent rates in all applicable markets where CompuCom has space. Assumptions have been used for market rent rates and the estimated amount of time to sublet the facilities. Payments, net of proceeds derived from subleases, are charged against the accrual as incurred. The remaining accrual at March 31, 2000 relates to three leases for the office facilities that have not been sublet or terminated.

     Severance is paid based on associates' years of service as well as their level within the organization. The reduction included 308 associates, of which 1 was an executive officer. The reduction in workforce included associates from the following areas: sales, services and general and administrative, who were located at certain branch locations, corporate offices and the Houston distribution center. The remaining accrual at March 31, 2000 relates to severance payments which are being paid to many of the former associates and are expected to be substantially complete by the end of 2000.

     Other restructuring charges primarily include the write-off of leasehold improvements at the Houston distribution center.

     During the fourth quarter of 1998, CompuCom recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets as well as employee severance and benefits related to a reduction in workforce. The following unaudited table provides a summary by category of the restructuring accrual for the three months ended March 31, 2000 (in thousands):

                                                    Accrued at       Cash       Accrual at
                                                December 31, 1999  Payments   March 31, 2000
                                                -----------------  ---------  --------------
     Employee severance and related benefits..         $  560        $ (94)         $466
     Lease termination costs..................          1,240         (741)          499
                                                       ------        -----          ----
     Total....................................         $1,800        $(835)         $965
                                                       ======        =====          ====
     CompuCom expects all restructuring activities to be substantially complete by the end of 2000 and believes the restructuring accruals are adequate.


11.  Other Income, Net
     -----------------

     Other income, net, consists of the following (in thousands):

                                                       Three Months Ended
                                                            March 31,
                                                         2000       1999
                                                        -------   -------
                                                           (Unaudited)

     Unrealized gain (loss) on Tellabs stock..........  $    --   $49,639
     Gain on sale of Diamond stock....................   44,613        --
     Gain on sale of other public holdings............    7,643     5,872
     Gain on distributions from private equity funds..       --     2,701
     Other, primarily impairment charges..............   (2,235)   (6,879)
                                                        -------   -------
                                                        $50,021   $51,333
                                                        =======   =======

     For the three months ended March 31, 2000 and 1999, the Company recorded impairment charges of $2.4 million and $6.6 million, respectively, for the other than temporary decline in the carrying value of certain partner companies.

12.  Net Income Per Share
     --------------------

     The calculations of EPS were (in thousands except per share amounts):

                                                            Three Months Ended
                                                                 March 31,
                                                              2000       1999
                                                            --------   --------
                                                                (Unaudited)
     Basic EPS
     ---------
     Net Income.........................................    $ 29,598   $ 24,148
                                                            ========   ========
     Average common shares outstanding..................     105,523     95,252
                                                            ========   ========
     Basic EPS..........................................    $   0.28   $   0.25
                                                            ========   ========

     Diluted EPS
     -----------
     Net Income.........................................    $ 29,598   $ 24,148
     Effect of:  Public holdings (a)....................      (1,133)       (54)
                 Dilutive securities (b)................       1,776        725
                                                            --------   --------
     Adjusted Net Income................................    $ 30,241   $ 24,819
                                                            ========   ========
     Average common shares outstanding..................     105,523     95,252
     Effect of:  Dilutive options.......................       3,624      1,921
                 Dilutive securities (b)................       8,163      7,384
                                                            --------   --------
     Average number of common shares assuming dilution..     117,310    104,557
                                                            ========   ========
     Diluted EPS........................................    $   0.26   $   0.24
                                                            ========   ========

     (a) Represents the dilutive effect of public company common stock equivalents and convertible securities.
     (b) Represents the dilutive effect of the Company's 5% 1999 convertible subordinated notes for the three months ended March 31, 2000, and the Company's 6% 1996 convertible subordinated notes for the three months ended March 31, 1999.

13.  Parent Company Financial Information
     ------------------------------------

     Parent Company financial information is provided to present the financial position and results of operations of the Company as if the consolidated companies were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies.

     Balance Sheets                                               March 31,     December 31,
                                                                    2000           1999
                                                                    ----           ----
                                                                 (Unaudited)
     Assets
     Cash and cash equivalents.................................  $    1,749     $   33,536
     Other current assets......................................      19,268         39,204
     Ownership interests in and advances to partner companies..     893,751        687,925
     Available-for-sale securities.............................     234,161        302,940
     Other.....................................................      64,404         45,584
                                                                 ----------     ----------
     Total assets..............................................  $1,213,333     $1,109,189
                                                                 ==========     ==========

     Liabilities and Shareholders' Equity
     Current liabilities.......................................  $   37,950     $   35,621
     Long-term debt............................................      46,558         14,354
     Other long-term liabilities...............................     262,526        284,513
     Convertible subordinated notes............................     200,000        200,000
     Shareholders' equity......................................     666,299        574,701
                                                                 ----------     ----------
     Total liabilities and shareholders' equity................  $1,213,333     $1,109,189
                                                                 ==========     ==========

     The carrying value of the Company's less than wholly owned subsidiaries, primarily CompuCom, Tangram, SOTAS and Arista at March 31, 2000, and including aligne at December 31, 1999, are included in "ownership interests in and advances to partner companies."

     Statements of Operations
     ------------------------

                                                             Three Months Ended
                                                                  March 31,
                                                              2000        1999
                                                              ----        ----
                                                                (Unaudited)
     Revenue..............................................  $  6,521    $  3,207
     Operating expenses...................................    25,720       7,037
                                                            --------    --------
                                                             (19,199)     (3,830)
     Gain on issuance of stock by partner companies.......        --         326
     Other income, net....................................    50,021      51,333
     Interest, net........................................    (4,916)     (2,541)
                                                            --------    --------
     Income before income taxes and equity income (loss)..    25,906      45,288
     Income taxes.........................................   (19,337)    (13,699)
     Equity income (loss).................................    23,029      (7,441)
                                                            --------    --------
     Net income...........................................  $ 29,598    $ 24,148
                                                            ========    ========

     The Company's shares of the income or losses of its less than wholly owned subsidiaries, primarily CompuCom, Tangram, SOTAS and Arista for the three months ended March 31, 2000 and CompuCom, Tangram and aligne for the three months ended March 31, 1999, are reflected in the caption "equity income
     (loss)".

14.  Operating Segments
     ------------------

     The Company's reportable segments, determined in accordance with SFAS 131, are General Safeguard Operations, Partner Company Operations and CompuCom Operations. General Safeguard Operations represent the expenses of providing strategic and operational support to the Company's partner companies, and the related administrative costs. General Safeguard Operations also includes the effect of transactions and other events incidental to the Company's ownership interests in its partner companies and the Company's operations in general. Partner Company Operations reflects operations of all partner companies other than CompuCom. CompuCom Operations reflects the results of operations of CompuCom.

     The following summarizes information related to the Company's segments (in thousands). All significant intersegment activity has been eliminated.

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                              2000       1999
                                                            --------   --------
                                                                (Unaudited)
     Summary of Consolidated Net Income
     General Safeguard Operations.......................    $ 16,833   $ 28,993
     Partner Company Operations.........................      17,654     (3,664)
     CompuCom Operations................................      (4,889)    (1,181)
                                                            --------   --------
                                                            $ 29,598   $ 24,148
                                                            ========   ========
     General Safeguard Operations
     Revenue............................................    $  5,727   $  3,007
     Operating expenses
      General and administrative........................      24,643      6,578
      Depreciation and amortization.....................       1,077        459
                                                            --------   --------
      Total operating expenses..........................      25,720      7,037
                                                            --------   --------
                                                             (19,993)    (4,030)
      Gain on issuance of stock by partner companies....          --        326
      Other income, net.................................      50,021     51,333
      Interest, net.....................................      (5,024)    (2,613)
                                                            --------   --------
      Income before income taxes........................      25,004     45,016
      Income taxes......................................      (8,171)   (16,023)
                                                            --------   --------
     Net Income from General Safeguard Operations.......    $ 16,833   $ 28,993
                                                            ========   ========
     Partner Company Operations
     Revenue............................................    $  6,048   $  6,565
     Operating expenses
      Cost of Sales.....................................       1,309      1,454
      Selling and service...............................       2,499      1,927
      General and administrative........................       3,605      1,723
      Depreciation and amortization.....................       1,242        834
                                                            --------   --------
      Total operating expenses..........................       8,655      5,938
                                                            --------   --------
                                                              (2,607)       627
      Interest, net.....................................        (215)       (45)
                                                            --------   --------
      Income (loss) before income taxes,
       minority interest and equity income (loss).......      (2,822)       582
      Income taxes (expense) benefit....................     (11,025)     2,265
      Minority interest.................................          --        (41)
      Equity income (loss)..............................      31,501     (6,470)
                                                            --------   --------
     Net Income (Loss) from Partner Company Operations..    $ 17,654   $ (3,664)
                                                            ========   ========
     CompuCom Operations
     Revenue............................................    $567,421   $493,320
     Operating expenses
      Cost of Sales.....................................     513,479    434,849
      Selling and service...............................      34,134     34,570
      General and administrative........................      21,110     19,067
      Depreciation and amortization.....................       6,011      4,432
      Restructuring.....................................       5,169         --
                                                            --------   --------
      Total operating expenses..........................     579,903    492,918
                                                            --------   --------
                                                             (12,482)       402
      Interest, net.....................................      (4,265)    (4,330)
                                                            --------   --------
      Income before income taxes and minority interest..     (16,747)    (3,928)
      Income taxes......................................       3,259        755
      Minority interest.................................       8,599      1,992
                                                            --------   --------
     Net Loss from CompuCom Operations..................    $ (4,889)  $ (1,181)
                                                            ========   ========

15.  Business Combinations
     ---------------------

     Acquisitions by the Company

     In February 2000, the Company acquired the remaining 20% voting ownership in aligne in exchange for 160,434 shares of the Company's common stock with a market value of $8.2 million.

     In February 1999, the Company acquired an 80% voting ownership in aligne in exchange for 1.3 million shares of the Company's common stock with a market value of $16.5 million. In June 1999, the Company acquired a 75% voting ownership in SOTAS for $9.4 million and assumed certain liabilities.

     Acquisitions by Subsidiaries

     In May 1999, CompuCom purchased from ENTEX Information Services, Inc. certain assets of its Technology Acquisition Services Division (Entex) in a cash transaction. This acquisition was structured as an asset purchase. Under the terms of the agreement, CompuCom paid approximately $137 million and assumed certain liabilities for the acquired assets, which consisted primarily of inventory, certain fixed assets and the Erlanger, Kentucky distribution center. The initial purchase price allocation for this acquisition is preliminary and may be adjusted upon completion of the final valuation work.

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

                                       Three Months Ended
                                         March 31, 1999
                                       ------------------

     Total Revenues..............            $937,235
     Net Earnings................            $ 21,838
     Diluted earnings per share..            $   0.21

16.  Subsequent Events
     -----------------

     As discussed in Note 9, in April 2000, the Company completed a public offering of 8.6 million shares of its common stock at $50 per share.

     As discussed in Note 9, in April 2000, the Company completed a sale of its common stock for $100 million to certain strategic investors, bringing the total raised from strategic investors to $200 million in 2000.

     As discussed in Note 8, in April 2000, the Company increased its availability under its bank revolving credit facilities to $300 million from $200 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this report and the risks discussed in our other SEC filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

     General

     We are a leading Internet company actively engaged in the Internet infrastructure business through our extensive network of partner companies. We acquire interests in developing Internet infrastructure companies and incubate and integrate these companies into our network. We focus on what we believe to be the most significant market sectors of the Internet infrastructure industry: software, communications and eServices. We believe that our experience developing technology companies, our expertise in and focus on Internet infrastructure and the reach of our network, which includes Internet Capital Group's business-to-business electronic commerce companies, enable us to identify and attract companies with significant potential for success in the Internet infrastructure market. We intend to be the premier network of Internet infrastructure companies offering solutions, seamless connectivity and eServices to businesses engaged in electronic commerce.

     Our principal mission is to promote long-term shareholder value. We believe shareholder value is maximized by retaining and promoting the entrepreneurial culture of our partner companies. The entrepreneurs of our partner companies generally retain significant equity interests in their businesses, and their interests as shareholders remain aligned with ours. We provide a full range of operational and management services to each of our partner companies through dedicated teams of Safeguard professionals. Each team has expertise in the areas of business and technology strategy, sales and marketing, operations, finance, legal and transactional support, and human resources, and provides hands-on assistance to the management of the partner company in support of its growth. The level of involvement varies and in some circumstances includes the provision of full-time interim personnel. Since we are a long-term partner, we pursue various alternatives to maximize the long-term value of our partner companies. These alternatives include preparing our partner companies for initial public offerings, assisting with mergers and acquisitions, and providing additional capital. We typically retain a significant ownership position in our partner companies after they complete their initial public offerings.

     We developed the Safeguard Subscription Program to give our shareholders the opportunity to participate in the initial public offerings of our partner companies. The offering ratio varies, but is based on the number of shares being offered under the program by the partner company in relation to the number of Safeguard shares outstanding at the time of an offering. We completed Safeguard Subscription Programs in conjunction with the initial public offerings of Internet Capital Group, Inc., US Interactive, Inc. and Pac-West Telecomm, Inc. in 1999, and with the initial public offering of eMerge Interactive, Inc. in February 2000 and OPUS360 Corporation in April 2000.

     Our net income could fluctuate significantly from quarter to quarter. There can be no assurance that we will report net income in each period.

     Effect of Various Accounting Methods on the Consolidated Financial
     Statements

     The various interests that we acquire in our partner companies are accounted for under three broad methods: consolidation, equity and cost. The applicable accounting method is generally determined based on our voting interest in a partner company.

     Consolidation. Partner companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a partner company's results of operations are included within our consolidated statements of operations. Participation of other partner company shareholders in the income or losses of a consolidated partner company is reflected in the caption "minority interest" in our consolidated statements of operations. Minority interest adjusts our consolidated net income to reflect only our share of the income or losses of the consolidated partner company. CompuCom Systems, Inc., Tangram Enterprise Solutions, Inc., and aligne, incorporated were consolidated in 2000 and 1999. During the three months ended June 30, 1999, we acquired controlling majority voting interests in SOTAS, Inc., and Arista Knowledge Systems Inc. Each of these partner companies was consolidated from the date we acquired directly or indirectly more than 50% of the outstanding voting securities interest.

     Equity Method. Partner companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation on the partner company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the partner company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the partner company. Under the equity method of accounting, a partner company's results of operations are not reflected within our consolidated statement of operations; however, our share of the income or losses of the partner company is reflected in the caption "equity income (loss)" in our consolidated statements of operations. The share of income or losses is generally based upon our voting ownership of the partner company's securities, which may be different from the percentage of the economic ownership of the partner company held by us.

     Our partner companies accounted for under the equity method of accounting at March 31, 2000 and December 31, 1999 included:


                                                             Partner     Voting      Voting
                                                             Company    Ownership   Ownership
                                                              Since      3/31/00    12/31/99
                                                              -----      -------    --------
     Publicly Traded
     Cambridge Technology Partners (Massachusetts), Inc...     1991         16%         16%
     ChromaVision Medical Systems, Inc....................     1996         27%         27%
     DocuCorp International, Inc..........................     1995         17%         17%
     eMerge Interactive, Inc..............................     1997         13%         19%
     Internet Capital Group, Inc..........................     1996         14%         14%
     LifeF/X, Inc.........................................     1996         12%         13%
     OAO Technology Solutions, Inc........................     1996         30%         31%
     Pac-West Telecomm, Inc...............................     1998          7%          7%
     Sanchez Computer Associates, Inc.....................     1986         25%         26%
     USDATA Corporation...................................     1994         38%         38%
     US Interactive, Inc..................................     1998         13%         13%

                                                        Partner   Voting      Voting
                                                        Company  Ownership   Ownership
                                                         Since     3/31/00    12/31/99
                                                        -------    -------    --------
     Privately Held
     4anything.com, Inc.............................     1999         28%         28%
     AgWeb.com, Inc.................................     2000         41%        N/A
     The Basketball Network LLC, d/b/a HoopsTV.com..     1999         24%         24%
     Buystream.com..................................     2000         34%        N/A
     Extant, Inc....................................     1999         15%         21%
     fob.com, Inc...................................     2000         30%        N/A
     iMedium, Inc...................................     1999         31%         23%
     Integrated Visions, Inc........................     1998         49%  (a)    49%(a)
     Kanbay LLC.....................................     1998         27%         28%
     Mi8 Corporation................................     2000         38%        N/A
     Nextone Communications, Inc....................     2000         38%        N/A
     PrivaSeek, Inc.................................     1999         30%         33%
     QuestOne Decision Sciences Corporation.........     1997         35%         35%
     RealTIME Media, Inc............................     1999         43%         43%
     RedLeaf Group LLC..............................     2000         30%        N/A
     Techspace LLC..................................     2000         49%        N/A
     Techspace Ventures LLC.........................     2000         78%        N/A
     Vitts Networks, Inc............................     1999         42%         48%
     WebTelecomm, Inc...............................     2000         42%        N/A
     Who? Vision Systems, Inc.......................     1998         29%  (a)    29%(a)
     Wireless OnLine, Inc...........................     2000         43%        N/A
     XL Vision, Inc.................................     1995         18%         18%

     (a) We owned non-voting convertible securities in these companies. However, we believe we have the ability to exercise significant influence based on our representation on the board of directors and other factors. This percentage represents the voting ownership assuming the conversion of all non-voting convertible securities.

     At March 31, 2000, we owned voting securities in all the privately held companies listed except Integrated Visions and Who? Vision Systems. We have representation on the board of directors of all of the above partner companies. Although we own less than 20% of the voting stock of some of the above companies, we believe we have the ability to exercise significant influence based on our representation on the board of directors and other factors. We also account for our interests in some private equity funds under the equity method of accounting, based on our general and limited partner interest. In addition to our holdings in voting and non-voting equity and debt securities, we also periodically make advances to our partner companies in the form of promissory notes. We had advances to equity method partner companies totaling $36 million at March 31, 2000.

     Many of our privately held, equity method partner companies are Internet-related companies with limited operating histories that have not generated significant revenues and incurred substantial losses in 2000. We expect these losses to continue in 2000. Our equity losses may also increase as a result of our acquisition of interests in, and operation of, additional Internet-related companies.

     Cost Method. Partner companies and private equity funds that we do not account for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our consolidated statements of operations. However, the effect of the change in market value of cost method holdings classified as trading securities is reflected in our results of operations during each reporting period.

     Effect of Various Accounting Methods on the Presentation of our Financial Statements

     The presentation of our financial statements may differ from period to period primarily due to the applicable accounting method used for recognizing our equity interests in the operating results of a partner company. For example, the presentation of our financial statements is significantly influenced by the consolidated results of operations of CompuCom, which we consolidated based on our 60% voting interest.

     To understand our net results of operations and financial position without the effect of consolidating our consolidated partner companies, please refer to note 13 to our consolidated financial statements, which summarizes our parent company statements of operations and balance sheets and presents our consolidated partner companies as if they were accounted for under the equity method of accounting for all periods presented. Our share of the income or losses of the consolidated partner companies is included in "equity income (loss)" in the parent company statements of operations. The carrying value of these companies is included in "ownership interests in and advances to partner companies" in the parent company balance sheets.

     Although the parent company statements of operations and balance sheets presented in note 13 reflect our historical results, they are not necessarily indicative of future parent company balance sheets and statements of operations.

     Net Results of Operations

     Our reportable segments include General Safeguard Operations, Partner Company Operations and CompuCom Operations. General Safeguard Operations represents the expenses of providing strategic and operational support to our partner companies, and the related administrative costs. General Safeguard Operations include the effect of transactions and other events incidental to our ownership interests in our partner companies and our operations in general. Partner Company Operations reflects operations of all partner companies other than CompuCom. The partner companies included under Partner Company Operations have been accounted for under the consolidated, equity or cost method depending on their particular circumstances. CompuCom Operations reflects the consolidated results of CompuCom. All significant intersegment activity has been eliminated.

     The following summarizes information related to the Company's segments (in thousands). All significant intersegment activity has been eliminated.


                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                               2000       1999
                                                             --------   --------
                                                                (Unaudited)
     Summary of Consolidated Net Income
     General Safeguard Operations.......................    $ 16,833   $ 28,993
     Partner Company Operations.........................      17,654     (3,664)
     CompuCom Operations................................      (4,889)    (1,181)
                                                            --------   --------
                                                            $ 29,598   $ 24,148
                                                            ========   ========
     General Safeguard Operations
     Revenue............................................    $  5,727   $  3,007
     Operating expenses
      General and administrative........................      24,643      6,578
      Depreciation and amortization.....................       1,077        459
                                                            --------   --------
      Total operating expenses..........................      25,720      7,037
                                                            --------   --------
                                                             (19,993)    (4,030)
      Gain on issuance of stock by partner companies....          --        326
      Other income, net.................................      50,021     51,333
      Interest, net.....................................      (5,024)    (2,613)
                                                            --------   --------
      Income before income taxes........................      25,004     45,016
      Income taxes......................................      (8,171)   (16,023)
                                                            --------   --------
     Net Income from General Safeguard Operations.......    $ 16,833   $ 28,993
                                                            ========   ========
     Partner Company Operations
     Revenue............................................    $  6,048   $  6,565
     Operating expenses
      Cost of Sales.....................................       1,309      1,454
      Selling and service...............................       2,499      1,927
      General and administrative........................       3,605      1,723
      Depreciation and amortization.....................       1,242        834
                                                            --------   --------
      Total operating expenses..........................       8,655      5,938
                                                            --------   --------
                                                              (2,607)       627
      Interest, net.....................................        (215)       (45)
                                                            --------   --------
      Income (loss) before income taxes,
       minority interest and equity income (loss).......      (2,822)       582
      Income taxes (expense) benefit....................     (11,025)     2,265
      Minority interest.................................          --        (41)
      Equity income (loss)..............................      31,501     (6,470)
                                                            --------   --------
     Net Income (Loss) from Partner Company Operations..    $ 17,654   $ (3,664)
                                                            ========   ========
     CompuCom Operations
     Revenue............................................    $567,421   $493,320
     Operating expenses
      Cost of Sales.....................................     513,479    434,849
      Selling and service...............................      34,134     34,570
      General and administrative........................      21,110     19,067
      Depreciation and amortization.....................       6,011      4,432
      Restructuring.....................................       5,169         --
                                                            --------   --------
      Total operating expenses..........................     579,903    492,918
                                                            --------   --------
                                                             (12,482)       402
      Interest, net.....................................      (4,265)    (4,330)
                                                            --------   --------
      Income before income taxes and minority interest..     (16,747)    (3,928)
      Income taxes......................................       3,259        755
      Minority interest.................................       8,599      1,992
                                                            --------   --------
     Net Loss from CompuCom Operations..................    $ (4,889)  $ (1,181)
                                                            ========   ========

     Net Results of Operations--General Safeguard Operations

     During the three months ended March 31, 1999, aligne's operating results were included in the Partner Company Operations segment. During the first quarter of 2000, we acquired the remaining 20% of aligne. As a result, effective January 1, 2000, aligne's results of operations are included in the General Safeguard Operations segment.

     Revenue. Revenue consists of administrative service fees charged to certain partner companies and private equity funds for operational and management services provided through a team of our professionals, and, effective January 1, 2000, charges for consulting services by our wholly owned subsidiary, aligne. Revenue was $5.7 million for the three months ended March 31, 2000, and $3.0 million for the three months ended March 31, 1999. The increase was the result of an increase in the number of partner companies, and the inclusion of aligne's revenues. Effective April 1, 2000, the Company will no longer charge administrative services fees to its partner companies. These fees accounted for $0.7 million of revenue for the three months ended March 31, 2000.

     General and Administrative. Our general and administrative costs consist primarily of employee compensation, outside services such as legal, accounting, marketing and consulting, and travel-related costs. General and administrative expenses were $24.6 million for the three months ended March 31, 2000 and $6.6 million for the three months ended March 31, 1999. The increase was primarily a result of approximately $10 million of non-cash compensation charges related primarily to severance packages for two former executives and a restricted stock grant. Excluding these non-cash charges, general and administrative expenses increased $8.0 million, reflecting the growth in the number of partner companies to 45 at March 31, 2000 compared to 27 at March 31, 1999. The increase represents expenses incurred to support the growing number and related activities of the Company and our partner companies, including payroll-related, professional fees and marketing costs. We expect these costs to continue to be higher compared to historical periods due to the increased resources needed to support the increasing number of partner companies.

     Depreciation and Amortization. The increase in depreciation and amortization relates to amortization of goodwill associated with our holdings in aligne.

     Other Income, net. Other income, net, consisted of the following (in thousands):

                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----

     Unrealized gain (loss) on Tellabs stock..........  $    --   $49,639
     Gain on sale of Diamond stock....................   44,613        --
     Gain on sale of other public holdings............    7,643     5,872
     Gain on distributions from private equity funds..       --     2,701
     Other, primarily impairment charges..............   (2,235)   (6,879)
                                                        -------   -------
                                                        $50,021   $51,333
                                                        =======   =======

     For the three months ended March 31, 2000, and 1999 we recorded impairment charges of $2.4 million, and $6.6 million, respectively, for the other than temporary decline in the carrying value of some partner companies.

     Interest, net. Interest expense, net, was $5.0 million for the three months ended March 31, 2000 and $2.6 million for the three months ended March 31, 1999. The increase was primarily due to the accretion of the obligation and the amortization of the cost of the two forward sale contracts entered into during March 1999 and August 1999.

     Income Taxes. Our consolidated effective tax rate remained consistent at 35% for the three months ended March 31, 2000 and 1999.


     Net Results of Operations--Partner Company Operations


     Revenue. Revenue was $6.0 million for the three months ended March 31, 2000 and $6.6 million for the three months ended March 31, 1999. The decrease is a result of aligne no longer being included in the Partner Company Operations segment, partially offset by the inclusion of revenue related to SOTAS and Arista subsequent to our acquiring a majority voting interest in the second quarter of 1999.

     Operating Expenses. Operating expenses were $8.7 million for the three months ended March 31, 2000 and $5.9 million for the three months ended March 31, 1999. The increase in operating expenses in 2000 was primarily the result of the inclusion of operating expenses related to SOTAS and Arista subsequent to our acquiring a majority voting interest in the second quarter of 1999, partially offset by the exclusion of aligne's expenses in 2000.

     Equity Income (Loss). A significant portion of our net results of operations is derived from companies in which we hold a significant minority ownership interest. Equity income (loss) fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies, the amortization of goodwill related to newly acquired equity method companies, and the net results of operations of these companies. The significant increase in equity income in 2000 from 1999 reflects increased net income at Internet Capital Group. Internet Capital Group reported net income of $352.0 million for the three months ended March 31, 2000 compared to $20.1 million for the same period in 1999. The increase in Internet Capital Group's results related primarily to a pre-tax gain of $449 million for the shares of Ariba, Inc. it received in exchange for its ownership in Tradex Technologies, Inc., and pre-tax gains of approximately $177 million relating primarily to VerticalNet's issuance of shares for its acquisition of Tradeum, Inc. Our share of Internet Capital Group's income for the three months ended March 31, 2000, was approximately $50 million. Excluding our share of Internet Capital Group, our equity losses increased as a result of operating losses at some of our existing partner companies and an increase in the number of companies accounted for under the equity method in 2000, a majority of which have operating losses. During the three months ended March 31, 2000, we accounted for 33 companies under the equity method of accounting compared to 12 companies during the comparable 1999 period. Many of our partner companies accounted for under the equity method are Internet-related companies with substantial losses. We expect to continue to acquire interests in more Internet-related companies that may have operating losses and that we may account for under the equity method. Additionally, we expect certain of our existing partner companies to continue to invest in their products and services and to recognize operating losses. As a result, equity losses could continue to increase significantly.

     Net Results of Operations--CompuCom Operations

     CompuCom provides people, process, and technology to deliver infrastructure solutions that optimize electronic business and enterprise applications. CompuCom's revenues are primarily derived from sales of distributed desktop computer products and configuration, network integration and technology support.

     Revenue. Revenue was $567.4 million for the three months ended March 31, 2000 and $493.3 million for the three months ended March 31, 1999. The increase in revenue is primarily due to the May 1999 acquisition of the Technology Acquisition Services Division of Entex Information Services. Negatively impacting first quarter revenue was lower demand resulting from CompuCom's clients Year 2000 concerns and spending on Year 2000 remediation projects that occurred in 1999 and not in 2000, as well as manufacturer direct selling and fulfillment strategies.

     Gross Margin. Gross margin was 9.5% for the three months ended March 31, 2000 and 11.9% for the three months ended March 31, 1999. The decrease is due to reductions in the amount of manufacturer volume incentives and increased competition from direct marketers and other corporate resellers of personal computer products, as well as lower utilization in consulting services. CompuCom anticipates a continued reduction in the amount of manufacturer sponsored volume incentives, which could lower product margins even further. CompuCom expects to experience continued pressure on both product revenue and product gross margin, when compared to the comparable prior period.

     Selling and Service Expenses. Selling and service expenses were 6.0% of revenue for the three months ended March 31, 2000 and 7.0% of revenue for the three months ended March 31, 1999. CompuCom attributes this decline to increased leverage of its infrastructure resulting from the Entex acquisition and its own cost reduction efforts.

     General and Administrative Expense. General and administrative expenses increased $2.0 million to $21.0 million for the three months ended March 31, 2000 from $19.1 million for the three months ended March 31, 1999. The increase was due to increases in distribution and administrative personnel to support CompuCom's growth as a result of the Entex acquisition. As a percentage of revenue, general and administrative expenses were 3.7% for the three months ended March 31, 2000 and 3.9% for the three months ended March 31, 1999. This decrease is due to increased leverage of CompuCom's infrastructure resulting from the Entex acquisition and its own cost reduction efforts relative to its revenue base.

     Depreciation and Amortization Expense. Depreciation and amortization expense was $6.0 million for the three months ended March 31, 2000 and $4.4 million for the three months ended March 31, 1999. The increase is due primarily to goodwill amortization related to the May 1999 Entex acquisition and software license amortization.

     Restructuring Expense. During the first quarter of 2000, CompuCom implemented a restructuring plan designed to reduce CompuCom's cost structure by closing certain facilities, consolidating one facility, and reducing its workforce. As a result, CompuCom recorded a restructuring charge of $5.2 million in the first quarter of 2000, primarily consisting of costs associated with the closing and consolidation of certain facilities and disposing of related fixed assets as well as employee severance and benefits related to the reduction in workforce. Of the $5.2 million charged to operations, approximately $1.4 million was paid through March 31, 2000.

     Interest, Net. Interest expense, net slightly decreased for the three months ended March 31, 2000, as compared to the same period in 1999.

     Liquidity and Capital Resources

     We have funded our operations with our bank credit facility, proceeds from issuance of convertible notes, proceeds from the issuance of equity securities, proceeds from forward sale contracts, and proceeds from sales of partner companies.

     In April 2000, we completed a follow-on public offering, selling 8.6 million shares of our common stock, including exercise in full of the underwriters' overallotment option, at $50 per share. The net proceeds to us were approximately $414 million, net of underwriters' commission and offering expenses.

     On March 15, 2000, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to sell from time to time up to $500 million of our common stock to certain strategic investors and institutional investors. In April 2000, we completed the first tranche of this offering with a sale to certain strategic investors. Net proceeds from these stock sales totaled $100 million.

     Sales of equity securities generated proceeds of approximately $79 million in 2000 and $59 million in 1999.

     The Company has availability under its bank revolving credit facility of $300 million. Of the $300 million, $250 million matures in April 2005 and is secured by certain equity securities the Company holds of its publicly traded partner companies (the Pledged Securities), including CompuCom. The value ascribed to these Pledged Securities for purposes of permitting borrowings under the bank revolving credit facility exceeds the total availability under the bank revolving credit facility. The remaining $50 million is unsecured, with availability limited to the lesser of $50 million or 10% of the value of the Pledged Securities. The $50 million facility matures in April 2001. There was $32.1 million outstanding under the total facility at March 31, 2000.

     The proceeds of our public offering and our offering to certain strategic and institutional investors, availability under our bank credit facilities, and other internal sources of cash flow are expected to be sufficient to fund our cash requirements through 2000, including commitments to our existing partner companies, our current operating plan to acquire new partner companies, our general corporate requirements, and the repurchase of up to $100 million of the our common stock from time to time in the open market as authorized by the Company's Board of Directors in May 2000. At March 31, 2000, we were contingently obligated for approximately $33 million of guarantee commitments. Additionally, we had committed capital of approximately $232 million, including commitments made in prior years, to various partner companies and private equity funds, to be funded over the next several years.

     Availability under our bank credit facility is determined by the market value of the publicly traded partnership companies pledged as collateral. If the stock markets experience a significant decline, availability under the credit facilities could be reduced significantly and could have an adverse effect on our ability to borrow under the facilities. In addition, our ability to raise proceeds from sales of publicly traded partner companies could also be adversely affected. As a result, our ability to acquire interests in new partnership companies and support our existing partnership companies with additional funding could be limited.

     CompuCom maintains separate, independent financing arrangements, which are non-recourse to us and are secured by certain assets of CompuCom. During recent years, CompuCom has utilized bank financing arrangements and internally generated funds to fund its cash requirements.

     CompuCom has financing arrangements consisting of a $250 million receivable securitization facility and a $200 million working capital facility. Both facilities mature in May 2002. The securitization facility allows CompuCom to sell an interest in its accounts receivable on a revolving basis and is accounted for as a sale of accounts receivable in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As of March 31, 2000, $160 million of the securitization facility was utilized. Availability under the working capital facility is subject to a borrowing base calculation. As of March 31, 2000, availability under the working capital facility was $68.8 million, of which $18.4 million was outstanding. In accordance with the terms of the agreement, the working capital facility is scheduled to be reduced from $200 million to $175 million in May 2000. Both the securitization facility and the working capital facility are subject to CompuCom's compliance with selected financial covenants and ratios.

     CompuCom's liquidity continues to be negatively impacted by the dollar volume of vendor rebate programs. Under these programs, CompuCom is required to pay a higher initial price for product and claim a rebate to reduce that price. The collection of these rebates can take several months. Due to these programs, CompuCom's initial price for the product is often higher than the sales price CompuCom obtains from its customers. As of March 2000, these programs are a material factor in CompuCom's financing needs. As of March 31, 2000, CompuCom was owed approximately $65 million under these programs.

     Consolidated working capital decreased to $86.8 million at March 31, 2000 from $133.8 million at December 31, 1999. The decrease is a result of a reduction in cash, which was used primarily for the cost of ownership interests we acquired and other net outflows during in the first quarter of 2000.

     Cash provided by operating activities decreased in 2000 compared to 1999 due to reduced operating results at CompuCom.

     Cash used in investing activities reflects the acquisition of ownership interests in and advances to new and existing partner companies. Partially offsetting these activities during the three months ended March 31, 2000 and 1999, were proceeds from the sales of equity securities.

     During the first quarter of 2000, we committed approximately $200 million and funded $143 million to acquire interests in and make advances to 11 new partner companies, including the following Internet infrastructure partner companies: Buytream.com, fob.com, Mi8 Corporation, Nextone Communications, TechSpace LLC, Wireless-Online and Web Telecom. We also funded approximately $77 million to acquire interests in and make advances to our existing private partner companies and private equity funds. In addition, we acquired the remaining 20% interest in aligne in exchange for approximately 160,434 shares of our common stock with a market value of approximately $8.2 million, and purchased approximately $7 million of shares of our publicly traded partner companies in the open market.

     From April 1, 2000 through May 12, 2000, we funded $47 million of commitments made prior to March 31, 2000. Additionally, from April 1, 2000 through May 12, 2000, we committed $93 million and funded $53 million to acquire ownership interests in or make advances to new and existing partner companies and private equity funds.

     The Company's operations are not capital intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. Capital asset requirements are generally funded through bank credit facilities, internally generated funds or other financing sources. There were no material capital asset purchase commitments at March 31, 2000.

     Recent Accounting Pronouncements

     We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position or cash flows.

     Safe Harbor Statement

     Certain statements in this report describing the plans, goals, strategies, intentions, forecasts, and expectations of our partner companies or us constitute what are sometimes termed "forward-looking statements." The following important factors could cause actual results to differ materially from those in such forward-looking statements.

     Our business depends on the performance of our partner companies, which is uncertain. In general, our partner companies depend on the continuing growth of the Internet as a medium for commercial transactions, and on the growth of the Internet infrastructure market in particular. The Internet infrastructure industry is intensely competitive, characterized by rapid changes in technology and customer demands, frequent new product introductions, and shifting distribution channels. Many of our partner companies are early-stage companies with limited operating history and no historical profits, and compete against companies with greater resources and name recognition.

     Fluctuations in the price of the common stock of our publicly traded partner companies, especially Internet Capital Group, may affect the price of our common stock. On May 9, 2000, our equity interest in Internet Capital Group had a market value of approximately $1.3 billion, which was significant compared to our market value of $4.3 billion. The price of Internet Capital Group's common stock has been, and may continue to be, highly volatile. Our continuing growth is also dependent on the continuing strength of the market for securities of Internet infrastructure companies in general and initial public offerings of those companies in particular. Competition to acquire interests in Internet infrastructure companies is intense, which could reduce the returns we can achieve on our acquisitions.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in companies in the Internet industry, many of which have experienced significant historical volatility in their stock prices. We typically do not attempt to reduce or eliminate our market exposure on securities. Based on closing market prices at March 31, 2000, the fair value of our holdings in public securities was approximately $4.8 billion (excluding warrants that are unexercisable). Approximately $3.3 billion of these equity securities at March 31, 2000 consisted of holdings in Internet Capital Group. A 20% decrease in equity prices would result in an approximate $1.0 billion decrease in the fair values of our publicly traded securities.

In 1999, we entered into two forward sale contracts related to our remaining holdings in Tellabs. We pledged 3.4 million shares of Tellabs for three years and in return received approximately $139 million in cash. At the end of the term, we have the option to deliver cash or Tellabs shares with a value determined by the stock price of Tellabs maturity. The number of Tellabs shares to be delivered at maturity ranges from 2.7 million to 3.4 million shares (or the cash value thereof).

Availability under our bank credit facilities is determined by the market value of the publicly traded securities pledged as collateral. The market value of our publicly traded securities would have to decrease by more than 50% from their value on May 12, 2000 before the amount of our collateral would be insufficient to enable us to fully use this facility. Additionally, we are exposed to interest rate risk primarily through our bank credit facility. At March 31, 2000, there were $32.1 million of borrowings outstanding under these facilities.

CompuCom is exposed to interest rate risk primarily through its receivables securitization and working capital facilities. CompuCom utilizes borrowings on these facilities to meet its working capital needs and other borrowing needs. At March 31, 2000, the securitization facility had borrowings of approximately $160 million and the working capital facility had borrowings of $18 million. If CompuCom's effective interest rate were to increase 75 basis points, or 0.75%, CompuCom's annual interest expense would increase by approximately $1.8 million based on CompuCom's average borrowings during the three months ended March 31, 2000. Our share of this increase would be approximately $0.9 million after deduction for minority interest before taxes.

                                    PART II
                               OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds.

(a) On February 15, 2000, the Company acquired from the two minority shareholders of aligne incorporated the remaining 20% of the outstanding common stock of aligne not already owned by the Company. In exchange, the Company issued 160,434 shares of the Company's common stock with a market value of approximately $8 million. The registrant believes that the sale was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the sale was made to a limited group of persons, each of whom was believed to have been a sophisticated investor and was purchasing for investment without a view to further distribution. Restrictive legends were placed on stock certificates evidencing the shares.

(b) On February 28, 2000, the Company adopted a Shareholder Rights Plan which is described in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 29, 2000, which is hereby incorporated by reference herein.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

The Company held its Annual Meeting of Shareholders on May 11, 2000. At the meeting the shareholders voted in favor of the following items listed in the Proxy Statement dated April 10, 2000:

I.        ELECTION OF DIRECTORS

                                               FOR        WITHHELD
                                               ---        --------
Warren V. Musser                            95,752,257    785,836
Robert E. Keith, Jr.                        95,795,772    742,321
Harry Wallaesa                              95,621,988    916,105
Vincent G. Bell, Jr.                        95,747,111    790,982
Walter W. Buckley, III                      95,747,031    791,062
Michael J. Emmi                             95,775,835    762,258
Robert A. Fox                               95,554,679    983,414
Jack L. Messman                             95,550,252    987,841
Russell E. Palmer                           95,769,186    768,907
John W. Poduska, Sr., Ph.D.                 95,785,833    752,260
Heinz C. Schimmelbusch, Ph.D.               95,533,317  1,004,776
Hubert J.P. Schoemaker, Ph.D.               95,796,150    741,943
Carl J. Yankowski                           95,754,202    783,891

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
     (a)  Exhibits
          Number                 Description
          ------                 -----------

            10.1* Restricted Stock Grant Letter dated February 28, 2000 from Safeguard Scientifics, Inc. to a certain executive. (Exhibits Omitted)

            10.2* Term note dated April 13, 2000 from a certain executive to Safeguard Scientifics, Inc.

            10.3* Form of Promissory Notes dated April 6, 2000 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants.

            10.4* Amended and Restated Credit Agreement among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Safeguard Delaware, Inc., and PNC Bank , N.A. (Exhibits Omitted)

            10.5* Executive Employment Agreement dated March 13, 2000, between Anthony F. Pellegrini and CompuCom Systems, Inc.

            27*        Financial Data Schedule (electronic filing only)

            * filed herewith

     (b) On February 29, 2000, the Company filed a Current Report on Form 8-K to report under Item 5 the following:

               .    the Company's Board of Directors approval of a three-for-one split of the outstanding shares of Common Stock of the
                    Company, in the form of a dividend of two shares of Common
                    Stock of the Company outstanding at the close of business on
                    March 13, 2000;
               .    the adoption of the shareholder rights plan;
               .    that the Company and Textron Inc. entered into a Transaction
                    Agreement, dated February 28, 2000, providing for the
                    purchase by Textron Inc. of 727,273 Common Shares (or
                    2,181,819 Common Shares after giving effect to the Stock
                    Split) for an aggregate purchase price of $100 million.
               .    On February 10, 2000, the Board of Directors of the Company
                    amended and restated the Bylaws of the Company. The amended and restated Bylaws are filed as Exhibit 3 hereto.
               .    the financial results for the fourth quarter of 1999.

          On March 1, 2000, the Company filed a Current Report on Form 8-K to report under Item 5 a three-for-one stock split on the Company's Common Stock effected in the form of a stock dividend to holders of record on March 13, 2000, the filing of a registration statement for an underwritten public offering of Common Stock of the Company, and the appointment of Gerald Blitstein to senior vice president and chief financial officer of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SAFEGUARD SCIENTIFICS, INC.
                                               (Registrant)


Date:   May 15, 2000                    /s/ HARRY WALLAESA
                                        ----------------------------------------
                                        Harry Wallaesa
                                        President and Chief Operating Officer



Date:   May 15, 2000                    /s/ GERALD A. BLITSTEIN
                                        ----------------------------------------
                                        Gerald A. Blitstein
                                        Senior Vice President and Chief
                                         Financial Officer
                                        (Principal Financial and Principal
                                         Accounting Officer)