Form 10-Q
period 2000-06-30
SAFEGUARD SCIENTIFICS INC ET AL
filed 2000-08-14
CIK 86115

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended  June 30, 2000        Commission File Number   1-5620
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


800 The Safeguard Building,     435 Devon Park Drive  Wayne, PA        19087
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code     (610) 293-0600
                                                    ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

             Yes ___X____      No __________


Number of shares outstanding as of      August 9, 2000

Common Stock                            117,044,488

                          SAFEGUARD SCIENTIFICS, INC.
                          QUARTERLY REPORT FORM 10-Q

                                     INDEX

                   PART I - FINANCIAL INFORMATION                        Page
                   ------------------------------                        ----

Item 1 - Financial Statements:

 Consolidated Balance Sheets -
 June 30, 2000 (unaudited) and December 31, 1999.....................     3

 Consolidated Statements of Operations (unaudited) -
 Three and Six Months Ended June 30, 2000 and 1999...................     4

 Consolidated Statements of Cash Flows (unaudited) -
 Six Months Ended June 30, 2000 and 1999.............................     5

 Notes to Consolidated Financial Statements..........................     6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............     18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk..     30

                  PART II - OTHER INFORMATION
                  ----------------------------


Item 6 - Exhibits and Reports on Form 8-K............................     31

Signatures...........................................................     32

                          SAFEGUARD SCIENTIFICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                               June 30,    December 31,
                                                                 2000          1999
                                                              ----------     ----------
                                                              (unaudited)
Assets
Current Assets
 Cash and cash equivalents..................................  $  319,878     $   49,813
 Accounts receivable, less allowances.......................     287,070        259,383
 Inventories................................................     116,576        129,826
 Prepaid expenses and other current assets..................      18,378         16,488
                                                              ----------     ----------
Total current assets........................................     741,902        455,510
Property and equipment, net.................................      51,475         56,234
Ownership interests in and advances to partner companies....     849,867        529,381
Available-for-sale securities...............................     333,410        302,940
Excess of cost over net assets of businesses acquired, net..     124,846        119,288
Other.......................................................      46,634         36,526
                                                              ----------     ----------

Total Assets................................................  $2,148,134     $1,499,879
                                                              ==========     ==========

Liabilities and Shareholders' Equity
Current Liabilities
 Current maturities of long-term debt.......................  $    6,511     $   11,019
 Accounts payable...........................................     198,070        183,781
 Accrued expenses...........................................     103,422        126,871
                                                              ----------     ----------
Total current liabilities...................................     308,003        321,671

Long-term debt..............................................      26,520         14,532
Deferred taxes..............................................      96,817        110,556
Minority interest...........................................     101,439        102,808
Other long-term liabilities.................................     224,362        175,611
Convertible subordinated notes..............................     200,000        200,000

Commitments and contingencies

Shareholders' Equity
Preferred stock.............................................          --             --
Common stock................................................      11,815         10,475
Additional paid-in capital..................................     760,713        133,969
Retained earnings...........................................     416,888        385,120
Accumulated other comprehensive income......................      21,211         45,137
Treasury stock, at cost.....................................     (19,634)            --
                                                              ----------     ----------

Total shareholders' equity..................................   1,190,993        574,701
                                                              ----------     ----------

Total Liabilities and Shareholders' Equity..................  $2,148,134     $1,499,879
                                                              ==========     ==========

                See notes to consolidated financial statements.

                          SAFEGUARD SCIENTIFICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share data)

                                                    Three Months Ended,              Six Months Ended,
                                                          June 30                         June 30
                                                    -------------------          -----------------------
                                                      2000       1999                2000         1999
                                                    --------   --------          ----------   ----------
                                                       (unaudited)                 (unaudited)
Revenue
 Product sales...................................   $629,080   $730,137          $1,136,388   $1,155,604
 Service sales...................................     68,324     79,246             136,467      153,664
 Other...........................................      4,344      3,199               8,089        6,206
                                                    --------   --------          ----------   ----------
Total revenue....................................    701,748    812,582           1,280,944    1,315,474

Operating Expenses
 Cost of sales--product..........................    579,732    671,596           1,048,637    1,059,908
 Cost of sales--service..........................     45,607     51,131              92,621       99,122
 Selling and service.............................     36,616     42,445              73,249       78,942
 General and administrative......................     45,627     34,116              93,854       61,484
 Depreciation and amortization...................      8,029      8,353              16,359       13,982
 Restructuring...................................         --         --               5,169           --
                                                    --------   --------          ----------   ----------
Total operating expenses.........................    715,611    807,641           1,329,889    1,313,438
                                                    --------   --------          ----------   ----------
                                                     (13,863)     4,941             (48,945)       2,036

Gains on issuance of stock by partner companies..         --         --                  --          326
Other income, net................................     30,314     30,787              80,335       82,120
Interest income..................................      7,453        799               8,647        1,543
Interest expense.................................    (10,052)   (10,055)            (20,750)     (17,883)
                                                    --------   --------          ----------   ----------

Income Before Income Taxes, Minority
 Interest and Equity Income (Loss)...............     13,852     26,472              19,287       68,142
Income taxes.....................................     (1,169)    (6,199)            (17,106)     (19,202)
Minority interest................................     (1,730)    (2,274)              6,869         (323)
Equity income (loss).............................     (8,783)    (6,486)             22,718      (12,956)
                                                    --------   --------          ----------   ----------
Net Income.......................................   $  2,170   $ 11,513          $   31,768   $   35,661
                                                    ========   ========          ==========   ==========

Net Income Per Share
 Basic...........................................      $0.02      $0.11               $0.29        $0.36
 Diluted.........................................      $0.02      $0.11               $0.26        $0.35
Weighted Average Shares Outstanding
 Basic...........................................    116,732    100,419             111,127       97,851
 Diluted.........................................    119,333    107,010             114,254      105,954


                See notes to consolidated financial statements.

                          SAFEGUARD SCIENTIFICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ( in thousands)

                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                        2000        1999
                                                                     ---------   ---------
                                                                          (unaudited)
Operating Activities
Net income.........................................................  $  31,768   $  35,661
Adjustments to reconcile to net cash provided by operating
 activities:
 Depreciation and amortization.....................................     16,359      13,982
 Deferred income taxes.............................................       (855)     (7,306)
 Equity (income) loss..............................................    (22,718)     12,956
 Gain on issuance of stock by partner companies....................         --        (326)
 Other income, net.................................................    (80,335)    (82,120)
 Minority interest, net of taxes...................................     (4,121)        194
Changes in assets and liabilities, net of effect of acquisitions:
 Accounts receivable, net..........................................    (20,157)   (140,864)
 Inventories.......................................................     13,250      19,013
 Accounts payable, accrued expenses, and other.....................     11,356     138,901
                                                                     ---------   ---------
  Net cash used in operating activities                                (55,453)     (9,909)
Investing Activities
Proceeds from sales of available-for-sale securities...............     57,756      13,163
Proceeds from sales of partner company ownership interests.........     43,743      53,216
Advances to partner companies......................................    (24,193)    (26,569)
Repayment of advances to partner companies.........................     10,050       2,732
Acquisitions of ownership interests in partner companies and
 subsidiaries, net of cash acquired................................   (336,288)   (105,513)
Acquisitions by subsidiaries, net of cash acquired.................       (750)   (137,235)
Proceeds from sale of building.....................................        617      39,791
Capital expenditures...............................................     (4,928)     (5,634)
Other, net.........................................................    (22,170)     (7,555)
                                                                     ---------   ---------
  Net cash used in investing activities............................   (276,163)   (173,604)
Financing Activities
Borrowings on revolving credit facilities..........................    603,163     522,765
Repayments on revolving credit facilities..........................   (593,038)   (531,910)
Borrowings on long-term debt.......................................      1,819          --
Repayments on long-term debt.......................................     (6,158)    (25,372)
Proceeds from issuance of convertible subordinated notes
 net,..............................................................         --     193,998
Proceeds from financial instruments................................         --      71,205
Repurchase of Company common stock.................................    (19,074)     (2,695)
Issuance of Company common stock, net..............................    613,542       4,510
Issuance of subsidiary common stock................................      1,427         688
                                                                     ---------   ---------
  Net cash provided by financing activities........................    601,681     233,189
                                                                     ---------   ---------
Net Increase in Cash and Cash Equivalents..........................    270,065      49,676
Cash and cash equivalents at beginning of period...................     49,813       6,257
                                                                     ---------   ---------
Cash and Cash Equivalents at End of Period.........................  $ 319,878   $  55,933
                                                                     =========   =========

                See notes to consolidated financial statements.

                          SAFEGUARD SCIENTIFICS, INC.
                   Notes to Consolidated Financial Statements
                                 June 30, 2000

1.   General
     -------

  The accompanying unaudited interim consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The 1999 Form 10-K, as amended, should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring adjustments) which the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

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


                                                              Three Months Ended      Six Months Ended
                                                                   June 30,              June 30
                                                            ---------------------    --------------------
                                                              2000         1999         2000      1999
                                                            ---------    --------    --------   ---------
                                                                             (Unaudited)
Net Income........................................          $  2,170      $11,513    $ 31,768   $ 35,661
                                                            --------      -------    --------   --------
Other Comprehensive Income (Loss), Before Taxes:..
 Unrealized holding gains (losses)................            39,474       (4,815)      7,874    (10,982)
 Reclassification adjustments                                  1,148       (2,630)    (44,683)    (8,502)
Related Tax  Benefit:
 Unrealized holding (gains) losses................           (13,816)       1,685      (2,756)     3,844
 Reclassification adjustments.....................              (402)         921      15,639      2,976
                                                            --------      -------    --------   --------
Other Comprehensive Income (Loss).................            26,404       (4,839)    (23,926)   (12,664)
                                                            --------      -------    --------   --------
Comprehensive Income..............................          $ 28,574      $ 6,674    $  7,842   $ 22,997
                                                            ========      =======    ========   ========

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

5.  Financial Investments
    ---------------------

  In 1999, in order to mitigate the Company's market exposure and generate cash from holdings in Tellabs, the Company entered into two forward sale contracts related to 3.4 million shares of its holdings in Tellabs. The Company pledged these shares of Tellabs under contracts that expire in 2002 and in return received approximately $139 million of cash. At maturity, the Company is required to deliver cash or Tellabs stock with a value determined by the stock price of Tellabs at maturity. The number of Tellabs shares to be delivered at maturity will range between 2.7 million to 3.4 million depending on the price of Tellabs stock at that date.

  The Company's liability of $225 million in connection with these transactions is included in other long-term liabilities as of June 30, 2000. These liabilities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The initial cost of the transaction ($4.3 million) is being amortized as an adjustment of yield over the life of the agreement through the statement of operations.

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

6. Ownership Interests in and Advances to Partner Companies
   --------------------------------------------------------

  The following summarizes the Company's ownership interests in and advances to partner companies accounted for under the equity method or cost method of accounting (in thousands). The ownership interests are classified according to applicable accounting methods at June 30, 2000 and December 31, 1999. Market value reflects the price of publicly traded holdings at the close of business at the respective date, and excludes warrants that are not currently exercisable.

                                          June 30, 2000                          December 31, 1999
                                  ------------------------------------------  -----------------------
                                   Carrying         Market         Voting     Carrying     Market
                                     Value          Value         Interest     Value        Value
                                  -----------  ----------------  -----------  --------  -------------
                                                 (Unaudited)
 Equity Method
 Cambridge Technology Partners..  $ 56,193        $   89,780           17%    $ 49,181  $  254,556
 ChromaVision Medical Systems...    11,269            70,219           27%      13,626      81,201
 DocuCorp International.........    10,206            11,005           18%       9,995      22,249
 eMerge Interactive.............    30,867           120,889           16%       7,201          --(a)
 Internet Capital Group.........   250,358         1,363,480           14%     189,068   6,169,208
 LifeF/X........................        --            41,564           12%          --      86,823
 OAO Technology Solutions.......    17,529            19,158           31%      16,448      42,853
 Pac-West Telecomm..............        --(b)             --(b)        --(b)     7,613      62,943
 Sanchez Computer Associates....    10,169           149,344           25%      11,686     258,995
 USDATA Corporation.............     9,192            54,059           41%      15,920      82,406
 US Interactive.................        --(b)             --(b)        --(b)     9,769     107,795
Non-public companies............   372,242                                     162,130
                                  --------                                    --------
                                   768,025                                     492,637
 Cost Method
 Non-public companies...........    49,610                                      16,266

 Advances to Partner Companies..    32,232                                      20,478
                                  --------                                    --------
                                  $849,867                                    $529,381
                                  ========                                    ========

(a)  eMerge Interactive was not publicly traded until 2000.
(b) Pac-West Telecomm and US Interactive are now accounted for as available-for-sale securities as a result of a decrease in our ownership during 2000.

  Internet-related stocks have experienced significant volatility. For example, at June 30, 2000, the market value of the Company's holdings in Internet Capital Group was $1.4 billion. Based on the high and low stock prices from January 1, 2000 through August 9, 2000, the market value of the Company's holdings in Internet Capital Group has ranged from $7.3 billion to $0.8 billion.

  At June 30, 2000, the Company's carrying value in its partner companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $252 million which is included in "Ownership Interest in and Advances to Partner Companies" on the consolidated balance sheets. This excess relates to ownership interests acquired through June 30, 2000, and is being amortized generally over a ten-year period. Amortization expense of $4.2 million and $7.2 million, is included in "equity income (loss)" in the accompanying consolidated statements of operations for the three and six months ended June 30, 2000.

  As of June 30, 2000, the Company had advances to partner companies that mature on various dates through May 2004 and bear interest at fixed rates between 5.3% and 8.0% and variable rates consisting of the prime rate (9.5% at June 30, 2000) plus 1%. The Company also has short-term advances to partner companies of $5 million at June 30, 2000, which is included in "accounts receivable, less allowances" on the consolidated balance sheets.

7.  Available-for-Sale Securities
    -----------------------------

  Available-for-sale securities consisted of the following (in thousands):

                                       June 30, 2000           December 31, 1999
                               --------------------------  -------------------------
                                   Carrying       Market    Carrying      Market
                                    Value         Value       Value        Value
                               ----------------  --------  -----------  -----------
                                        (Unaudited)
Tellabs......................       $212,731     $230,936  $212,731     $216,595
Diamond Technology Partners..             --           --       710       57,436
US Interactive...............         10,919       33,115        --(a)        --(a)
Pac-West.....................          9,982       49,249        --(a)        --(a)
Opus360......................          8,781       10,007        --(b)        --(b)
Brandywine Realty Trust......          8,561        9,551     8,561        8,177
Other public companies.......           (607)         552    17,052       20,732
Unrealized appreciation......         83,043                 63,886
                                    --------               --------
                                    $333,410               $302,940
                                    ========               ========

(a) These holdings were included in "Ownership Interests in and Advances to Partner Companies" at December 31, 1999 since they were accounted for on the equity method.
(b)  Opus 360 was not publicly traded until 2000.

8.  Debt
    ----

  The following is a summary of long-term debt (in thousands):

                                                                     June 30,    December 31,
                                                                       2000          1999
                                                                     -------       --------
                                                                  (Unaudited)
  Parent Company and Other Recourse Debt
  Other.........................................................     $20,714       $ 25,325
                                                                     -------       --------

  Subsidiary Debt (Non-Recourse to Parent)
  CompuCom......................................................      11,800             --
  Other.........................................................         517            226
                                                                     -------       --------
                                                                      12,317            226
                                                                     -------       --------
  Total debt....................................................      33,031         25,551
  Current maturities of long-term debt..........................      (6,511)       (11,019)
                                                                     -------       --------
  Long-term debt................................................     $26,520       $ 14,532
                                                                     =======       ========

  In April 2000, the Company increased the availability under the bank revolving credit facility to $300 million from $200 million. Of the $300 million, $250 million matures in April 2005 and is secured by certain equity securities the Company holds of its publicly traded partner companies (the Pledged Securities). The remaining $50 million is unsecured, with availability limited to the lesser of $50 million or 10% of the value of the Pledged Securities. The $50 million facility matures in April

  2001. There were no amounts outstanding under the total facility at June 30, 2000 or December 31, 1999.

  Other long-term debt includes mortgage obligations and bank credit facilities of consolidated partner companies. These obligations bear interest rates ranging from 7.75% to 9.75%.

  CompuCom has financing arrangements which total $375 million, consisting of a $200 million receivable securitization facility and a $175 million working capital facility. During the second quarter of 2000, CompuCom reduced the securitization facility from $250 million to $200 million and the working capital facility was reduced, as planned, from $200 million to $175 million.

  The securitization facility, which matures in May 2002 and has pricing based on a designated short term interest rate plus an agreed-upon spread, allows CompuCom to sell an interest in its accounts receivable on a revolving basis and is accounted for as a sale of accounts receivable in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As of June 30, 2000, $173 million of the securitization facility was utilized.

  The working capital facility, which matures in May 2002, bears interest at LIBOR plus an agreed-upon spread and is secured by a lien on CompuCom's assets. Availability under the working capital facility is subject to a borrowing base calculation. As of June 30, 2000, availability under the working capital facility was approximately $92.2 million, of which $11.8 million was outstanding.

  Both financing arrangements are subject to CompuCom's compliance with selected financial covenants and ratios.

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

  In April 2000, the Company completed a follow-on public offering, selling 8.6 million shares of its common stock, including exercise in full of the underwriters' overallotment option, at $50 per share. Net proceeds to the Company were approximately $414 million, net of underwriters' commission and offering expenses.

  In April 2000, the Company completed the sale of shares of its common stock to IBM and Compaq, and formed strategic relationships with both companies. Net proceeds to the Company from these transactions aggregated $100 million.

  In the second quarter of 2000, the Company purchased 529,000 shares of its common stock for an aggregate of $20 million, or $36.07 per share.

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

  In April 2000, the Company granted stock options to non-employee consultants. These options vested immediately and have a four year term. The Company uses Statement of Financial Accounting Standards No. 123 to account for non-employee stock-based compensation. This standard requires the use of an option pricing model, in order to determine the amount of compensation expense to be recognized. The Company recorded compensation expense related to this option grant of $1.7 million during the three months ended June 30, 2000.

10.  Restructuring
     -------------

  During the first quarter of 2000, CompuCom effected a restructuring plan designed to reduce its cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office facilities, and reducing its workforce. As a result, CompuCom recorded a restructuring charge of $5.2 million in the first quarter of 2000, the effect of which was approximately $2.6 million to the Company's pretax earnings after recording minority interest. The charge consists primarily of costs associated with the closing and consolidation of certain facilities and disposing of related fixed assets, as well as employee severance and benefits related to the reduction in workforce. The following unaudited table provides a detail of the charges and cash payments made by category as well as the amounts accrued as of June 30, 2000 (in thousands):

                                             Restructuring    Cash              Accrual at
                                                Charge      Payments   Other   June 30, 2000
                                             -------------  ---------  ------  -------------

  Lease termination costs..................      $2,904     $  (666)   $  --      $2,238
  Employee severance and related benefits..       1,800      (1,564)      --         236
  Other....................................         465         (87)    (318)         60
                                                 ------     -------    -----      ------
  Total....................................      $5,169     $(2,317)   $(318)     $2,534
                                                 ======     =======    =====      ======

  The $2.5 million accrued at June 30, 2000 is reflected in accrued liabilities on the Company's Consolidated Balance Sheets.

  Lease termination costs include the estimated costs to close the three office facilities and represent the amount required to fulfill CompuCom's obligations under signed lease contracts, the net expense expected to be incurred to sublet the facilities, or the estimated amount to be paid to terminate the lease contracts before the end of their term. In developing the estimated costs, CompuCom has consulted with a professional real estate firm with knowledge of market rent rates in all applicable markets where CompuCom has space. Assumptions have been used for market rent rates and the estimated amount of time necessary to sublet the facilities. Payments, net of proceeds derived from subleases, are charged against the accrual as incurred. The remaining accrual at June 30, 2000 relates to two leases for the office facilities that have not been sublet or terminated

  Severance is paid based on associates' years of service as well as their level within the organization. The reduction in workforce included 308 associates, of which one was an executive officer. The reduction in workforce included associates from the following areas: sales, service, and general and administrative, who were located at certain of CompuCom's branch locations, corporate offices, and the Houston distribution center. The remaining accrual at June 30, 2000 relates to severance payments which are being paid to many of the former associates and are expected to be substantially complete by the end of 2000.

  Other restructuring charges primarily include the write-off of leasehold improvements at the Houston distribution center.

  During the fourth quarter of 1998, the CompuCom recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets as well as employee severance and benefits related to a reduction in workforce. The following table provides a summary by category and rollforward of the changes in this restructuring accrual for the six months ended June 30, 2000 (in thousands):

                                               Accrued at        Cash      Accrual at
                                            December 31, 1999  Payments   June 30, 2000
                                            -----------------  ---------  -------------
  Lease termination costs.................        $1,240        $  (931)      $309
  Employee severance and related benefit..           560           (185)       375
                                                  ------        -------       ----
  Total...................................        $1,800        $(1,116)      $684
                                                  ======        =======       ====

  CompuCom expects all restructuring activities to be substantially complete by the end of 2000 and believes the restructuring accruals are adequate.

11.    Other Income, Net
       -----------------

  Other income, net, consists of the following (in thousands):

                                                      Three Months Ended    Six Months Ended
                                                           June 30,             June 30,
                                                      ------------------   ------------------
                                                        2000       1999      2000       1999
                                                      -------   --------   -------   --------
                                                                     (Unaudited)
  Unrealized gain on Tellabs stock.................   $    --   $ 35,910   $    --   $ 85,549
  Gain on sale of Diamond stock....................     7,358      3,546    51,971      3,546
  Gain on sale of private partner companies........    19,760        250    19,809        419
  Gain on sale of other public holdings............     2,066         --     9,860      5,872
  Gain on distributions from private equity funds..        --      1,889        --      4,590
  Unrealized loss on trading securities............      (820)        --      (820)        --
  Other, primarily impairment charges..............     1,950    (10,808)     (485)   (17,856)
                                                      -------   --------   -------   --------
                                                      $30,314   $ 30,787   $80,335   $ 82,120
                                                      =======   ========   =======   ========

  For the three and six months ended June 30, 2000 and the three and six months ended June 30, 1999, the Company recorded impairment charges of $1.2 million, $2.0 million, $3.2 million, and $9.4 million respectively, for the other than temporary decline in the carrying value of certain partner companies.

12.    Net Income Per Share
       --------------------

  The calculations of EPS were (in thousands except per share amounts):

                                               Three Months Ended     Six Months Ended
                                                     June 30,              June 30,
                                              -------------------   -------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   --------
                                                       (Unaudited)

  Basic EPS
  ---------
  Net income................................  $  2,170   $ 11,513   $ 31,768   $ 35,661
                                              ========   ========   ========   ========
  Average common shares outstanding.........   116,732    100,419    111,127     97,851
                                              ========   ========   ========   ========
  Basic EPS.................................  $   0.02   $   0.11   $   0.29   $   0.36
                                              ========   ========   ========   ========

  Diluted EPS
  -----------
  Net income................................  $  2,170   $ 11,513   $ 31,768   $ 35,661
  Effect of:  Public holdings (a)...........      (123)      (160)    (1,736)       (44)
              Dilutive securities (b).......        --        365         --      1,090
                                              --------   --------   --------   --------
  Adjusted Net Income.......................  $  2,047   $ 11,718   $ 30,032   $ 36,707
                                              ========   ========   ========   ========
  Average common shares outstanding.........   116,732    100,419    111,127     97,851
  Effect of:  Dilutive options..............     2,601      2,946      3,127      2,599
              Dilutive securities (b).......        --      3,645         --      5,504
                                              --------   --------   --------   --------
  Average number of common shares
      assuming dilution.....................   119,333    107,010    114,254    105,954
                                              ========   ========   ========   ========
  Diluted EPS...............................  $   0.02   $   0.11   $   0.26   $   0.35
                                              ========   ========   ========   ========

(a) Represents the dilutive effect of public company common stock equivalents and convertible securities.
(b) Represents the dilutive effect of the Company's 1996 convertible subordinated notes for the three and six months ended June 30, 1999. The Company's 1999 convertible subordinated notes were anti-dilutive for all periods presented.

13.  Parent Company Financial Information
     ------------------------------------

  Parent Company financial information is provided to present the financial position and results of operations of the Company as if the consolidated companies were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies.

Balance Sheets                                                 June 30,      December 31,
                                                                 2000           1999
                                                              ----------     ----------
                                                              (Unaudited)
  Assets
  Cash and cash equivalents.................................  $  314,495     $   33,536
  Other current assets......................................      48,460         39,204
  Ownership interests in and advances to partner companies..     983,283        687,925
  Available-for-sale securities.............................     333,410        302,940
  Other.....................................................      77,932         45,584
                                                              ----------     ----------
  Total assets..............................................  $1,757,580     $1,109,189
                                                              ==========     ==========

  Liabilities and Shareholders' Equity
  Current liabilities.......................................  $   31,412     $   35,621
  Long-term debt............................................      14,595         14,354
  Other long-term liabilities...............................     320,580        284,513
  Convertible subordinated notes............................     200,000        200,000
  Shareholders' equity......................................   1,190,993        574,701
                                                              ----------     ----------
  Total liabilities and shareholders' equity................  $1,757,580     $1,109,189
                                                              ==========     ==========

  The carrying value of the Company's less than wholly owned subsidiaries, primarily CompuCom, Tangram, SOTAS and Arista at June 30, 2000, and including aligne at December 31, 1999, are included in "ownership interests in and advances to partner companies."


Statements of Operations
                                                     Three Months Ended             Six Months Ended
                                                          June 30,                      June 30,
                                                    -------------------           -------------------
                                                      2000       1999               2000       1999
                                                    --------    -------           --------   --------
                                                                 (Unaudited)
  Revenue.........................................  $  6,861    $ 3,436           $ 13,382   $  6,643
  Operating expenses..............................    20,117      8,467             45,837     15,408
                                                    --------    -------           --------   --------
                                                     (13,256)    (5,031)           (32,455)    (8,765)
  Gain on issuance of stock by partner companies..        --         --                 --        326
  Other income, net...............................    28,356     30,787             78,377     82,120
  Interest, net...................................     1,183     (2,931)            (3,733)    (5,568)
                                                    --------    -------           --------   --------
  Income before income taxes and equity loss......    16,283     22,825             42,189     68,113
  Income taxes....................................      (224)    (5,270)           (19,561)   (18,969)
  Equity loss.....................................   (13,889)    (6,042)             9,140    (13,483)
                                                    --------    -------           --------   --------
  Net income......................................  $  2,170    $11,513           $ 31,768   $ 35,661
                                                    ========    =======           ========   ========

  The Company's shares of the income or losses of its less than wholly owned subsidiaries, primarily CompuCom, Tangram, SOTAS and Arista for the three and six months ended June 30, 2000 and including aligne for the three and six months ended June 30, 1999, are reflected in the caption "equity loss".

  14.  Operating Segments
       ------------------

  The Company's reportable segments, determined in accordance with SFAS 131, are General Safeguard Operations, Partner Company Operations and CompuCom Operations. General Safeguard Operations represent the expenses of providing strategic and operational support to the Company's partner companies, and the related administrative costs. General Safeguard Operations also include the effect of transactions and other events incidental to the Company's ownership interests in its partner companies and the Company's operations in general. Partner Company Operations reflects operations of all partner companies other than CompuCom. CompuCom Operations reflects the results of operations of CompuCom.

  The following summarizes information related to the Company's segments (in thousands). All significant intersegment activity has been eliminated.

                                                      Three Months Ended        Six Months Ended
                                                            June 30,               June 30,
                                                     --------------------    -----------------------
                                                        2000       1999        2000         1999
                                                     --------    --------    ---------    ----------
                                                                       (Unaudited)
Summary of Consolidated Net Income
General Safeguard Operations.......................  $ 23,717    $ 14,867      $40,550    $   43,860
Partner Company Operations.........................   (22,938)     (4,643)      (5,284)       (8,307)
CompuCom Operations................................     1,391       1,289       (3,498)          108
                                                     --------    --------   ----------    ----------
                                                       $2,170    $ 11,513      $31,768       $35,661
                                                     ========    ========   ==========    ==========
General Safeguard Operations
Revenue............................................  $  6,561    $  3,199      $12,288    $    6,206
Operating expenses
 Cost of sales.....................................     1,104          --        2,235            --
 General and administrative........................    17,915       8,095       41,427        14,673
 Depreciation and amortization.....................     1,098         372        2,175           735
                                                     --------    --------   ----------    ----------
 Total operating expenses..........................    20,117       8,467       45,837        15,408
                                                     --------    --------   ----------    ----------
                                                      (13,556)     (5,268)     (33,549)       (9,202)
                                                     --------    --------   ----------    ----------

 Gain on issuance of stock by partner companies....        --          --           --           326
 Other income, net.................................    28,356      30,787       78,377        82,120
 Interest, net.....................................     1,291      (3,007)      (3,733)       (5,716)
                                                     --------    --------   ----------    ----------
 Income before income taxes and equity income......    16,091      22,512       41,095        67,528
 Income taxes......................................    (9,208)     (7,645)     (17,379)      (23,668)
 Equity income.....................................    16,834          --       16,834            --
                                                     --------    --------   ----------    ----------
Net Income from General Safeguard Operations.......    23,717      14,867       40,550        43,860
                                                     ========    ========   ==========    ==========
Partner Company Operations
Revenue............................................  $  4,503    $  6,798      $10,551    $   13,363
Operating expenses
 Cost of sales.....................................     1,172       2,024        2,481         3,478
 Selling and service...............................     3,412       2,130        5,911         4,057
 General and administrative........................     4,578       1,550        8,183         3,273
 Depreciation and amortization.....................     1,173       1,334        2,415         2,168
                                                     --------    --------   ----------    ----------
 Total operating expenses..........................    10,335       7,038       18,990        12,976
                                                     --------    --------   ----------    ----------
                                                       (5,832)       (240)      (8,439)          387
                                                     --------    --------   ----------    ----------

 Interest, net.....................................      (684)        (52)        (899)          (97)
                                                     --------    --------   ----------    ----------
 Income (loss) before income taxes,
  minority interest and equity income (loss).......    (6,516)       (292)      (9,338)          290
 Income taxes (expense) benefit....................     8,966       2,270       (2,059)        4,535
 Minority interest.................................       229        (135)         229          (176)
 Equity income (loss)..............................   (25,617)     (6,486)       5,884       (12,956)
                                                     --------    --------   ----------    ----------
Net Loss from Partner Company Operations...........  $(22,938)   $ (4,643)     $(5,284)   $   (8,307)
                                                     ========    ========   ==========    ==========
CompuCom Operations
Revenue............................................  $690,684    $802,595   $1,258,105    $1,295,915
Operating expenses
 Cost of sales.....................................   623,063     720,703    1,136,542     1,155,552
 Selling and service...............................    33,204      40,315       67,338        74,885
 General and administrative........................    23,134      24,471       44,244        43,538
 Depreciation and amortization.....................     5,758       6,647       11,769        11,079
 Restructuring.....................................        --          --        5,169            --
                                                     --------    --------   ----------    ----------
 Total operating expenses..........................   685,159     792,136    1,265,062     1,285,054
                                                     --------    --------   ----------    ----------
                                                         5,525     10,459       (6,957)       10,861
 Other income, net                                       1,958          -        1,958             -
                                                     --------    --------   ----------    ----------
 Interest, net.....................................    (3,206)     (6,207)      (7,471)      (10,537)
                                                     --------    --------   ----------    ----------
 Income before income taxes and minority interest..     4,277       4,252      (12,470)          324
 Income taxes (expense) benefit....................      (927)       (824)       2,332           (69)
 Minority interest.................................    (1,959)     (2,139)       6,640          (147)
                                                     --------    --------   ----------    ----------
Net Income (Loss) from CompuCom Operations.........  $  1,391    $  1,289      $(3,498)   $      108
                                                     ========    ========   ==========    ==========

15. Business Combinations
    ----------------------

  Acquisitions by the Company

  In February 2000, the Company acquired the remaining 20% voting ownership in aligne in exchange for 160,434 shares of the Company's common stock with a market value of $8.2 million.

  In February 1999, the Company acquired an 80% voting ownership in aligne in exchange for 1.3 million shares of the Company's common stock with a market value of $16.5 million. In June 1999, the Company acquired 75% voting ownership in SOTAS for $9.4 million and assumed certain liabilities.

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

                                Three Months Ended  Six Months Ended
                                  June 30, 1999      June 30, 1999
                                ------------------  ----------------

  Total Revenues..............          $1,001,126        $1,939,403
  Net Earnings................          $    8,497        $   30,335
  Diluted earnings per share..          $     0.08        $     0.30

16.  Commitments and Contingencies
     -----------------------------

  The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.


17.  Subsequent Events
     -----------------

  On July 6, 2000, Arista Knowledge Systems, a consolidated subsidiary, was acquired by DigitalThink (Nasdaq:DTHK).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this report and the risks discussed in our other SEC filings, including without limitation our Registration Statement on Form S-3 dated April 6, 2000. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

  General

  We are a leading Internet operating company actively engaged in the Internet infrastructure business through our extensive network of partner companies. We acquire interests in developing Internet infrastructure companies and accelerate their growth and integrate these companies into our network. We focus on what we believe to be the most significant market sectors of the Internet infrastructure industry: software, communications and eServices. We believe that our experience developing technology companies, our expertise in and focus on Internet infrastructure and the reach of our network, which includes Internet Capital Group's business-to-business electronic commerce companies, enable us to identify and attract companies with significant potential for success in the Internet infrastructure market. We intend to be the premier network of Internet infrastructure companies offering solutions, seamless connectivity and eServices to businesses engaged in electronic commerce.

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

  Our partner companies accounted for under the equity method of accounting at June 30, 2000 and December 31, 1999 included:

                                                         Partner     Voting       Voting
                                                         Company   Ownership    Ownership
                                                          Since     6/30/00      12/31/99
                                                         -------    -------      --------
  Publicly Traded
  Cambridge Technology Partners (Massachusetts), Inc...     1991         17%           16%
  ChromaVision Medical Systems, Inc....................     1996         27%           27%
  DocuCorp International, Inc..........................     1995         18%           17%
  eMerge Interactive, Inc..............................     1997         16%           19%
  Internet Capital Group, Inc..........................     1996         14%           14%
  LifeF/X, Inc.........................................     1996         12%           13%
  OAO Technology Solutions, Inc........................     1996         31%           31%
  Pac-West Telecomm, Inc...............................     1998         --(b)          7%
  Sanchez Computer Associates, Inc.....................     1986         25%           26%
  USDATA Corporation...................................     1994         41%           38%
  US Interactive, Inc..................................     1998         --(b)         13%

                                                    Partner     Voting         Voting
                                                    Company    Ownership      Ownership
                                                     Since     6/30/00       12/31/99
                                                    -------    -------       --------
  Privately Held
  4anything.com, Inc..............................     1999         39%            28%
  AgWeb.com, Inc..................................     2000         43%           N/A
  Atlas Commerce..................................     2000         30%           N/A
  The Basketball Network LLC, d/b/a HoopsTV.com...     1999         24%            24%
  Buystream.com...................................     2000         33%           N/A
  Ethentica (formerly Who? Vision Systems, Inc.)..     1998         29%(a)         29%(a)
  Extant, Inc.....................................     1999         15%            21%
  fob.com, Inc....................................     2000         30%           N/A
  iMedium, Inc....................................     1999         31%            23%
  Kanbay LLC......................................     1998         27%            28%
  Mi8 Corporation.................................     2000         38%           N/A
  Nextone Communications, Inc.....................     2000         38%           N/A
  Nextron.........................................     1995         48%            57%
  Persona (formerly PrivaSeek, Inc.)..............     1999         29%            33%
  Presideo (formerly Integrated Visions, Inc.)....     1998         46%(a)         49%(a)
  QuestOne Decision Sciences Corporation..........     1997         31%            35%
  RealTIME Media, Inc.............................     1999         43%            43%
  RedLeaf Group LLC...............................     2000         31%           N/A
  Techspace LLC...................................     2000         31%           N/A
  Techspace Ventures LLC..........................     2000         70%           N/A
  Thin Air Apps LLC...............................     2000         34%           N/A
  Vitts Networks, Inc.............................     1999         42%            48%
  WebTelecomm, Inc................................     2000         42%           N/A
  Wireless OnLine, Inc............................     2000         43%           N/A
  XL Vision, Inc..................................     1995         42%            18%

(a) We own non-voting convertible securities in these companies. However, we believe we have the ability to exercise significant influence based on our representation on the board of directors and other factors. This percentage represents the voting ownership assuming the conversion of all non-voting convertible securities.
(b) As of June 30, 2000, these holdings are accounted for under the cost method.

  At June 30, 2000, we owned voting securities in all the privately held companies listed except Presideo. We have representation on the board of directors of all of the above partner companies. Although we own less than 20% of the voting stock of some of the above companies, we believe we have the ability to exercise significant influence based on our representation on the board of directors and other factors. We also account for our interests in some private equity funds under the equity method of accounting, based on our general and limited partner interest. In addition to our holdings in voting and non-voting equity and debt securities, we also periodically make advances to our partner companies in the form of promissory notes. We had advances to equity method partner companies totaling $37.2 million at June 30, 2000.

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

  The following summarizes information related to the Company's segments (in thousands). All significant intersegment activity has been eliminated.

                                                             Three Months Ended          Six Months Ended
                                                                  June 30,                   June 30,
                                                            -------------------       ---------------------
                                                              2000       1999           2000         1999
                                                            --------   --------       --------   ----------
                                                                             (Unaudited)
 Summary of Consolidated Net Income
 General Safeguard Operations.............................  $ 23,717   $ 14,867       $ 40,550   $   43,860
 Partner Company Operations...............................   (22,938)    (4,643)        (5,284)      (8,307)
 CompuCom Operations......................................     1,391      1,289         (3,498)         108
                                                            --------   --------    -----------  -----------
                                                              $2,170   $ 11,513       $ 31,768     $ 35,661
                                                            ========   ========    ===========  ===========
 General Safeguard Operations
 Revenue..................................................  $  6,561   $  3,199   $     12,288   $    6,206
 Operating expenses
  Cost of sales...........................................     1,104         --          2,235           --
  General and administrative..............................    17,915      8,095         41,427       14,673
  Depreciation and amortization...........................     1,098        372          2,175          735
                                                            --------   --------    -----------  -----------
  Total operating expenses................................    20,117      8,467         45,837       15,408
                                                            --------   --------    -----------  -----------
                                                             (13,556)    (5,268)       (33,549)      (9,202)
                                                            --------   --------    -----------  -----------

  Gain on issuance of stock by partner companies..........        --         --             --          326
  Other income, net.......................................    28,356     30,787         78,377       82,120
  Interest, net...........................................     1,291     (3,007)        (3,733)      (5,716)
                                                            --------   --------    -----------  -----------
  Income before income taxes and equity income............    16,091     22,512         41,095       67,528
  Income taxes............................................    (9,208)    (7,645)       (17,379)     (23,668)
  Equity income...........................................    16,834         --         16,834           --
                                                            --------   --------    -----------  -----------
 Net Income from General Safeguard Operations.............    23,717     14,867         40,550       43,860
                                                            ========   ========    ===========  ===========
 Partner Company Operations
 Revenue..................................................  $  4,503   $  6,798   $     10,551   $   13,363
 Operating expenses
  Cost of sales...........................................     1,172      2,024          2,481        3,478
  Selling and service.....................................     3,412      2,130          5,911        4,057
  General and administrative..............................     4,578      1,550          8,183        3,273
  Depreciation and amortization...........................     1,173      1,334          2,415        2,168
                                                            --------   --------    -----------  -----------
  Total operating expenses................................    10,335      7,038         18,990       12,976
                                                            --------   --------    -----------  -----------
                                                              (5,832)      (240)        (8,439)         387
                                                            --------   --------    -----------  -----------

  Interest, net...........................................      (684)       (52)          (899)         (97)
                                                            --------   --------    -----------  -----------
  Income (loss) before income taxes,
   minority interest and equity income (loss).............    (6,516)      (292)        (9,338)         290
  Income taxes (expense) benefit..........................     8,966      2,270         (2,059)       4,535
  Minority interest.......................................       229       (135)           229         (176)
  Equity income (loss)....................................   (25,617)    (6,486)         5,884      (12,956)
                                                            --------   --------    -----------  -----------
Net Loss from Partner Company Operations..................  $(22,938)  $ (4,643)      $ (5,284)  $   (8,307)
                                                            ========   ========    ===========  ===========
 CompuCom Operations
 Revenue..................................................  $690,684   $802,595     $1,258,105   $1,295,915
 Operating expenses
  Cost of sales...........................................   623,063    720,703      1,136,542    1,155,552
  Selling and service.....................................    33,204     40,315         67,338       74,885
  General and administrative..............................    23,134     24,471         44,244       43,538
  Depreciation and amortization...........................     5,758      6,647         11,769       11,079
  Restructuring...........................................        --         --          5,169           --
                                                            --------   --------    -----------  -----------
  Total operating expenses................................   685,159    792,136      1,265,062    1,285,054
                                                            --------   --------    -----------  -----------
                                                               5,525     10,459         (6,957)      10,861
                                                            --------   --------    -----------  -----------
  Other income, net                                            1,958         --          1,958           --
  Interest, net...........................................    (3,206)    (6,207)        (7,471)     (10,537)
                                                            --------   --------    -----------  -----------
  Income before income taxes and minority interest........     4,277      4,252        (12,470)         324
  Income taxes (expense) benefit..........................      (927)      (824)         2,332          (69)
  Minority interest.......................................    (1,959)    (2,139)         6,640         (147)
                                                            --------   --------    -----------  -----------
 Net Income (Loss) from CompuCom Operations...............  $  1,391   $  1,289       $ (3,498)  $      108
                                                            ========   ========    ===========  ===========

  Net Results of Operations--General Safeguard Operations

  During the three and six months ended June 30, 1999, aligne's operating results were included in the Partner Company Operations segment. During the first quarter of 2000, we acquired the remaining 20% of aligne. As a result, effective January 1, 2000, aligne's results of operations are included in the General Safeguard Operations segment.

  Revenue. Revenue consists of administrative service fees charged to certain partner companies and management fees charged to private equity funds for operational and management services provided through a team of our professionals, and, effective January 1, 2000, charges for consulting services by our wholly owned subsidiary, aligne. Revenue was $6.6 million and $12.3 million for the three and six months ended June 30, 2000, respectively, and $3.2 million and $6.2 million for the three and six months ended June 30, 1999, respectively. The increase was the result of an increase in the number of partner companies, and the inclusion of aligne's revenues. Effective April 1, 2000, we no longer charge administrative services fees to our partner companies. These fees accounted for $0.4 million of revenue for the six months ended June 30, 2000, and $0.7 million and $1.4 million for the three and six months ended June 30, 1999, respectively.

  General and Administrative. General and administrative expenses were $17.9 million and $8.1 million for the three months ended June 30, 2000 and 1999. The increase was a result of approximately $2.3 million of non-cash compensation charges related to stock options granted to non-employee consultants. The increase was also a result of expenses incurred related to our growing number of partner companies, which increased to 49 at June 30, 2000 versus 31 at June 30, 1999. These expenses included payroll-related, professional fees and marketing costs. General and administrative expenses were $41.4 million and $14.7 million for the six months ended June 30, 2000 and 1999. The increase was a result of $12.3 million of non-cash compensation charges related to severance packages for two former executives, a restricted stock grant, and stock options granted to non-employee consultants. The increase is also a result of increased expenses incurred related to our partner companies. We expect these costs to continue to be higher compared to historical periods due to the increased resources needed to support the increasing number of partner companies.

  Depreciation and Amortization. The increase in depreciation and amortization relates to amortization of goodwill associated with our holdings in aligne.


  Other Income, net. Other income, net, consisted of the following (in thousands):

                                                      Three Months Ended    Six Months Ended
                                                            June 30,            June 30,
                                                      ------------------   ------------------
                                                        2000      1999       2000      1999
                                                      -------   --------   -------   --------
                                                                     (Unaudited)

  Unrealized gain on Tellabs stock.................   $    --   $ 35,910   $    --   $ 85,549
  Gain on sale of Diamond stock....................     7,358      3,546    51,971      3,546
  Gain on sale of private partner companies........    19,760        250    19,809        419
  Gain on sale of other public holdings............       108         --     7,902      5,872
  Gain on distributions from private equity funds..        --      1,889        --      4,590
  Unrealized loss on trading securities............      (820)        --      (820)        --
  Other, primarily impairment charges..............     1,950    (10,808)     (485)   (17,856)
                                                      -------   --------   -------   --------
                                                      $28,356   $ 30,787   $78,377   $ 82,120
                                                      =======   ========   =======   ========

  For the three and six months ended June 30, 2000, the Company recorded impairment charges of $1.2 million and $2.0 million, respectively, and $3.2 million and $9.4 million for the three and six months ended June 30, 1999, respectively, for the other than temporary decline in the carrying value of some partner companies.

  Interest, net. Interest, net, was $1.3 million of income for the three months ended June 30, 2000 compared to $3.0 million of expense for the three months ended June 30, 1999. Interest, net, was $3.7 million of expense for the six months ended June 30, 2000 compared $5.7 million of expense for the six months ended June 30, 1999. The change is due to interest income earned in 2000 from funds raised in our follow-on public offering and from strategic investors, partially offset by increased interest expense as a result of our subordinated notes issued in June 1999 and the accretion of the obligation and the amortization of the cost of the two forward sale contracts entered into during March 1999 and August 1999.

  Income Taxes. Our consolidated effective tax rate remained consistent at 35% for the three and six months ended June 30, 2000 and 1999, respectively.

  Equity Income (Loss). Equity income was $16.8 million for the three and six months ended June 30, 2000. This income is attributable to our wholly-owned subsidiaries' direct ownership interest in a private equity fund.


  Net Results of Operations--Partner Company Operations

  Revenue. Revenue was $4.5 million and $10.6 million for the three and six months ended June 30, 2000, respectively and $6.8 million and $13.4 million for the three and six months ended June 30, 1999, respectively. The decrease is a result of aligne no longer being included in the Partner Company Operations segment, partially offset by the inclusion of revenue related to SOTAS and Arista subsequent to our acquiring a majority voting interest in the second quarter of 1999.

  Operating Expenses. Operating expenses were $10.3 million and $19.0 million for the three and six months ended June 30, 2000, respectively and $7.0 million and $13.0 million for the three and six months ended June 30, 1999, respectively. The increase in operating expenses in 2000 was primarily the result of the inclusion of operating expenses related to SOTAS and Arista subsequent to our acquiring a majority voting interest in the second quarter of 1999, partially offset by the exclusion of aligne's expenses in 2000.

  Equity Income (Loss). A significant portion of our net results of operations is derived from companies in which we hold a significant minority ownership interest. Equity income (loss) fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies, the amortization of goodwill related to newly acquired equity method companies, and the net results of operations of these companies. Equity loss was $25.6 million for the three months ended June 30, 2000 versus $6.5 million for the three months ended June 30, 1999. During the three months ended June 30, 2000, we accounted for 34 partner companies on the equity method versus 22 in 1999. During the three months ended June 30, 2000, $25.1 million of equity loss was attributable to Internet Capital Group, and $29.5 million of equity income was attributable to our holdings in private equity funds. The remaining $30.0 million equity loss relates to our share of 33 partner companies operating results, a majority of which have losses.

  Equity income was $5.9 million for the six months ended June 30, 2000 versus of equity loss of $13.0 million for the six months ended June 30, 1999. During the first half of 2000, $24.8 million of equity income was attributable to Internet Capital Group, and $32.1 million of equity income was attributable to our holdings in private equity funds. The remaining $51.0 million of equity loss relates to our share of 36 partner companies operating results, a majority of which have losses.

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

  Revenue. Revenue was $690.7 million and $1,258.1 million for the three and six months ended June 30, 2000, respectively and $802.6 million and $1,295.9 million for the three and six months ended June 30, 1999, respectively. The increase in revenue is primarily due to the May 1999 acquisition of the Technology Acquisition Services Division of Entex Information Services. Negatively impacting first and second quarter revenue was lower demand resulting from CompuCom's clients Year 2000 concerns and spending on Year 2000 remediation projects that occurred in 1999 and not in 2000, as well as manufacturer direct selling and fulfillment strategies.

  Gross Margin. Gross margin was 9.8% and 9.7% for the three and six months ended June 30, 2000 and 10.2% and 10.8% for the three and six months ended June 30, 1999. The decrease is due to reductions in the amount of manufacturer volume incentives and increased competition from direct marketers and other corporate resellers of personal computer products, as well as lower utilization in consulting services. CompuCom anticipates a continued reduction in the amount of manufacturer sponsored volume incentives, which could lower product margins even further. CompuCom expects to experience continued pressure on both product revenue and product gross margin, when compared to the comparable prior period. CompuCom also expects to experience continued pressure in the short term on both service revenue and service gross margin.

  Selling and Service Expenses. Selling and service expenses were 4.8% and 5.4% of revenue for the three and six months ended June 30, 2000 and 5.0% and 5.8% of revenue for the three and six months ended June 30, 1999. CompuCom attributes this decline to increased leverage of its infrastructure resulting from the Entex acquisition and its own cost reduction efforts.

  General and Administrative Expense. General and administrative expenses was $23.1 million and $44.2 million for the three and six months ended June 30, 2000, respectively and $24.5 million and $43.5 million for the three and six months ended June 30, 1999, respectively. The increase for the six months ended June 30, 2000 was due to increases in distribution and administrative personnel as a result of the Entex acquisition. As a percentage of revenue, general and administrative expenses were 3.3% and 3.5% for the three and six months ended June 30, 2000 and 3.0% and 3.4% for the three and six months ended June 30, 1999.


  Depreciation and Amortization. Depreciation and amortization expense was $5.8 million and $11.8 million for the three and six months ended June 30, 2000, and $6.6 million and $11.1 million for the three and six months ended June 30, 1999. During the three months ended June 30, 1999, CompuCom recorded $0.7 million in incremental amortization as a result of completing the allocation of the purchase price on two acquisitions. The increase for the six month period is due primarily to goodwill amortization related to the May 1999 Entex acquisition and software license amortization.

  Restructuring Expense. During the first quarter of 2000, CompuCom implemented a restructuring plan designed to reduce CompuCom's cost structure by closing certain facilities, consolidating one facility, and reducing its workforce.
  As a result, CompuCom recorded a restructuring charge of $5.2 million in the first quarter of 2000, primarily consisting of costs associated with the closing and consolidation of certain facilities and disposing of related fixed assets as well as employee severance and benefits related to the reduction in workforce. Of the $5.2 million charged to operations, approximately $2.3 million was paid through June 30, 2000.

  Interest, Net. Interest expense, net decreased for the three and six months ended June 30, 2000, as compared to the same period in 1999. During the three months ended June 30, 1999, CompuCom incurred approximately $1.0 million in charges related to the extension of its previous credit facilities until new credit facilities were finalized. These charges, along with greater financing requirements in the second quarter 1999 due to the TASD acquisition, were the primary reasons for the decline in financing expenses for the three and six months ended June 30, 2000.


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

  Sales of equity securities generated proceeds of approximately $99 million during the six months ended June 30, 2000, excluding CompuCom's sale of equity securities which generated proceeds of $3 million.

  We have availability under our bank revolving credit facility of $300 million. Of the $300 million, $250 million matures in April 2005 and is secured by certain equity securities we hold of our publicly traded partner companies (the Pledged Securities), including CompuCom. The value ascribed to these Pledged Securities for purposes of permitting borrowings under the bank revolving credit facility exceeds the total availability under the bank revolving credit facility. The remaining $50 million is unsecured, with availability limited to the lesser of $50 million or 10% of the value of the Pledged Securities. The $50 million facility matures in April 2001. There were no amounts outstanding under the total facility at June 30, 2000.

  The proceeds of our public offering and our offering to certain strategic and institutional investors, availability under our bank credit facilities, and other internal sources of cash flow are expected to be sufficient to fund our cash requirements through June of 2001, including commitments to our existing partner companies, our current operating plan to acquire new partner companies, our general corporate requirements, and the repurchase of up to $100 million of our common stock from time to time in the open market as authorized by our Board of Directors in May 2000. At June 30, 2000, we were contingently obligated for approximately $21 million of guarantee commitments. Additionally, we had committed capital of approximately $233 million, including commitments made in prior years, to various partner companies and private equity funds, to be funded over the next several years, including $171 million which is expected to be funded in the next twelve months.

  Availability under our bank credit facility is determined by the market value of the publicly traded partnership companies pledged as collateral. If the stock markets experience a significant decline, availability under the credit facilities could be reduced significantly and could have an adverse effect on our ability to borrow under the facilities. In addition, our ability to raise proceeds from sales of publicly traded partner companies could also be adversely affected. As a result, our ability to acquire interests in new partner companies and support our existing partner companies with additional funding could be limited.

  CompuCom maintains separate, independent financing arrangements, which are non-recourse to us and are secured by certain assets of CompuCom. During recent years, CompuCom has utilized bank financing arrangements and internally generated funds to fund its cash requirements.

  CompuCom has financing arrangements consisting of a $200 million receivable securitization facility and a $175 million working capital facility. Both facilities mature in May 2002. The securitization facility allows CompuCom to sell an interest in its accounts receivable on a revolving basis and is accounted for as a sale of accounts receivable in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As of June 30, 2000, $173 million of the securitization facility was utilized. Availability under the working capital facility is subject to a borrowing base calculation. As of June 30, 2000, availability under the working capital facility was $92.2 million, of which $11.8 million was outstanding. Both the securitization facility and the working capital facility are subject to CompuCom's compliance with selected financial covenants and ratios.

  CompuCom's liquidity continues to be negatively impacted by the dollar volume of vendor rebate programs. Under these programs, CompuCom is required to pay a higher initial price for product and claim a rebate to reduce that price. The collection of these rebates can take several months. Due to these programs, CompuCom's initial price for the product is often higher than the sales price CompuCom obtains from its customers. These programs are a material factor in CompuCom's financing needs. As of June 30, 2000, CompuCom was owed approximately $60 million under these programs.

  Consolidated working capital increased to $433.9 million at June 30, 2000 from $133.8 million at December 31, 1999. The increase is a result of an increase in cash, driven by our follow-on public offering and sale of our stock to strategic investors.

  Cash used in operating activities increased in 2000 compared to 1999 due to reduced operating results at CompuCom and a reduction in Compucom's receivables securitization facility of approximately $50 million.

  Cash used in investing activities reflects the acquisition of ownership interests in and advances to new and existing partner companies. Partially offsetting these activities during the three and six months ended June 30, 2000 and 1999, were proceeds from the sales of equity securities.

  During the first six months of 2000, we committed approximately $250 million to acquire interests in and make advances to 14 new partner companies, including Atlas Commerce, Buystream.com, fob.com, Mi8 Corporation, Nextone Communications, TechSpace LLC, Thin Air Apps, Wireless-Online and Web Telecom and we committed $75 million to three new private equity funds. During the first six months of 2000, we funded $193 million to new partner companies, $89 million to existing partner companies, $29 million to new and existing private equity funds. In addition, we purchased approximately $38 million of shares of our publicly traded partner companies in the open market. During the second quarter of 2000, we purchased 528,000 shares of our common stock in the open market for a total of $20 million, or $36.07 per share.

  From July 1, 2000 through August 9, 2000, we funded $48 million of commitments made prior to June 30, 2000. Additionally, from July 1, 2000 through August 9, 2000, we committed and funded $9 million to acquire ownership interests in or make advances to new and existing partner companies and private equity funds. We also purchased 659,000 shares of our common stock for approximately $20.1 million.

  The Company's operations are not capital intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. Capital asset requirements are generally funded through bank credit facilities, internally generated funds or other financing sources. There were no material capital asset purchase commitments at June 30, 2000.

  Recent Accounting Pronouncements

  In June 1998, FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are currently analyzing the potential impact of SFAS No 133. on our results of operations, financial position and cash flows upon the adoption of this standard.

  In October 1999, the Chief Accountant of the Securities and Exchange Commission requested that the Financial Accounting Standards Board Emerging Issues Task Force, or the EITF, address a number of accounting and financial reporting issues that the Securities and Exchange Commission believes has developed with respect to Internet businesses.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This was followed by Staff Accounting Bulletin No. 101A, "Implementation Issues Related to SAB 101", in March 2000 and by Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" SAB 101B", in June 2000. These bulletins summarize certain of the SEC's views about applying generally accepted accounting principles to revenue recognition in financial statements. The impact of SAB 101B on the Company was to delay the implementation date of SAB 101 until the fourth quarter of 2000. The SEC is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter.
  The Company is in the process of analyzing the implications of these bulletins and is anticipating that further implementation guidance will be forthcoming from the SEC.

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

  Fluctuations in the price of the common stock of our publicly traded partner companies, especially Internet Capital Group, may affect the price of our common stock. On June 30, 2000, our equity interest in Internet Capital Group had a market value of approximately $1.4 billion, which was significant compared to our market value of $3.8 billion. The price of Internet Capital Group's common stock has been, and may continue to be, highly volatile. Our continuing growth is also dependent on the continuing strength of the market for securities of Internet infrastructure companies in general and initial public offerings of those companies in particular. Competition to acquire interests in Internet infrastructure companies is intense, which could reduce the returns we can achieve on our acquisitions.

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

  We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in companies in the Internet industry, many of which have experienced significant historical volatility in their stock prices. We typically do not attempt to reduce or eliminate our market exposure on securities. Based on closing market prices at June 30, 2000, the fair value of our holdings in public securities was approximately $2.3 billion (excluding warrants that are not exercisable). Approximately $1.4 billion of these equity securities at June 30, 2000 consisted of holdings in Internet Capital Group. A 20% decrease in equity prices would result in an approximate $0.5 billion decrease in the fair values of our publicly traded securities.

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

  Availability under our bank credit facilities is determined by the market value of the publicly traded securities pledged as collateral. The market value of our publicly traded securities would have to decrease by more than 35% from their value on June 30, 2000 before the amount of our collateral would be insufficient to enable us to fully use this facility. Additionally, we are exposed to interest rate risk primarily through our bank credit facility. At June 30, 2000, there were no borrowings outstanding under these facilities.

  CompuCom is exposed to interest rate risk primarily through its receivables securitization and working capital facilities. CompuCom utilizes borrowings on these facilities to meet its working capital needs and other borrowing needs. At June 30, 2000, the securitization facility had borrowings of approximately $173 million and the working capital facility had borrowings of $11.8 million. If CompuCom's effective interest rate were to increase 75 basis points, or 0.75%, CompuCom's annual interest expense would increase by approximately $1.6 million based on CompuCom's average borrowings during the six months ended June 30, 2000. Our share of this increase would be approximately $0.8 million after deduction for minority interest before taxes.

                                    PART II
                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits
         Number                         Description
         ------                         -----------

            10.1 Restricted Stock Grant Letter dated February 28, 2000 from Safeguard Scientifics, Inc. to a certain executive (Exhibits Omitted)(1)

            10.2 Term note dated April 13, 2000 from a certain executive to Safeguard Scientifics, Inc.(1)

            10.3 Form of Promissory Notes dated April 6, 2000 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants.(1)

            10.4 Amended and Restated Credit Agreement among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Safeguard Delaware, Inc., and PNC Bank, N.A. (Exhibits Omitted)(1)

            10.5 Executive Employment Agreement dated March 13, 2000, between Anthony F. Pellegrini and CompuCom Systems, Inc.(1)

            27*        Financial Data Schedule (electronic filing only)

            * filed herewith
            (1) Incorporated by reference from registrant's Form 10-Q for the quarter ended March 31, 2000 dated May 15, 2000 and made a part hereof by such reference.

     (b) On May 16, 2000, the Company filed a Current Report on Form 8-K to report under Item 5 the following:

          On May 11, 2000, Safeguard Scientifics, Inc. ("Safeguard") announced by a press release that its Board of Directors authorized the repurchase of up to $100 million of Safeguard's Common Stock in the open market when conditions and prices are favorable.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SAFEGUARD SCIENTIFICS, INC.
                                             (Registrant)


  Date:    August 14, 2000           /s/ Harry Wallaesa
                                     ----------------------------------------
                                     Harry Wallaesa
                                     President and Chief Operating Officer



  Date:    August 14, 2000           /s/ Gerald A. Blitstein
                                     ----------------------------------------
                                     Gerald A. Blitstein
                                     Senior Vice President and Chief Financial
                                     Officer (Principal Financial and Principal
                                     Accounting Officer)