Form 10-Q
period 2000-09-30
SAFEGUARD SCIENTIFICS INC ET AL
filed 2000-11-14
CIK 86115

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended  September 30, 2000      Commission File Number   1-5620
                   ------------------                               ------



                          SAFEGUARD SCIENTIFICS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                              23-1609753
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

              Yes X      No
                 ---        ---

Number of shares outstanding as of    November 13, 2000

Common Stock                          116,876,533

                          SAFEGUARD SCIENTIFICS, INC.
                           QUARTERLY REPORT FORM 10-Q

                                     INDEX

                   PART I - FINANCIAL INFORMATION                        Page
                   ------------------------------                        ----

Item 1 - Financial Statements:

 Consolidated Balance Sheets -
 September 30, 2000 (unaudited) and December 31, 1999...................   4

 Consolidated Statements of Operations (unaudited) -
 Three and Nine Months Ended September 30, 2000 and 1999................   5

 Consolidated Statements of Cash Flows (unaudited) -
 Nine Months Ended September 30, 2000 and 1999..........................   6

 Notes to Consolidated Financial Statements.............................   7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................  20

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....  34

                          PART II - OTHER INFORMATION
                         ----------------------------


Item 6 - Exhibits and Reports on Form 8-K...............................  35

Signatures..............................................................  36

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our partner companies, that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Report and the risks discussed in our other Securities and Exchange Commission
(SEC) filings, including our Registration on Form S-3 dated April 6, 2000.

Although we refer in this Report to the companies in which we have acquired an equity ownership interest as our "partner companies" and that we indicate that we have a "partnership" with these companies, we do not act as an agent or legal representative for any of our partner companies, and we do not have the power or authority to legally bind any of our partner companies, and we do not have the types of liabilities in relation to our partner companies that a general partner of a partnership would have.

                          SAFEGUARD SCIENTIFICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 September 30,  December 31,
                                                                     2000          1999
                                                                 ----------     ----------
                                                                 (unaudited)
Assets
Current Assets
 Cash and cash equivalents..................................     $  246,122     $   49,813
 Accounts receivable, less allowances.......................        303,820        259,383
 Inventories................................................         91,790        129,826
 Prepaid expenses and other current assets..................         14,682         16,488
                                                                 ----------     ----------
Total current assets........................................        656,414        455,510
Property and equipment, net.................................         51,620         56,234
Ownership interests in and advances to partner companies....        850,352        529,381
Available-for-sale securities...............................        206,226        302,940
Excess of cost over net assets of businesses acquired, net..        126,762        119,288
Other.......................................................         37,361         36,526
                                                                 ----------     ----------

Total Assets................................................     $1,928,735     $1,499,879
                                                                 ==========     ==========

Liabilities and Shareholders' Equity
Current Liabilities
 Current maturities of long-term debt.......................     $    5,878     $   11,019
 Accounts payable...........................................        126,742        183,781
 Accrued expenses...........................................        123,632        126,871
                                                                 ----------     ----------
Total current liabilities...................................        256,252        321,671

Long-term debt..............................................         48,258         14,532
Deferred taxes..............................................         64,592        110,556
Minority interest...........................................        103,071        102,808
Other long-term liabilities.................................        140,866        175,611
Convertible subordinated notes..............................        200,000        200,000

Commitments and Contingencies

Shareholders' Equity
Common stock................................................         11,815         10,475
Additional paid-in capital..................................        756,778        133,969
Retained earnings...........................................        391,700        385,120
Accumulated other comprehensive income (loss)...............         (5,759)        45,137
Treasury stock, at cost.....................................        (38,838)            --
                                                                 ----------     ----------

Total Shareholders' Equity..................................      1,115,696        574,701
                                                                 ----------     ----------

Total Liabilities and Shareholders' Equity..................     $1,928,735     $1,499,879
                                                                 ==========     ==========

                See notes to consolidated financial statements.

                          SAFEGUARD SCIENTIFICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands except per share data)

                                                    Three Months Ended,      Nine Months Ended,
                                                       September 30             September 30
                                                   ---------------------    -----------------------
                                                      2000       1999           2000         1999
                                                    --------   --------     ----------   ----------
                                                       (unaudited)                (unaudited)
Revenue
 Product sales...................................   $651,795   $809,683     $1,788,183   $1,965,287
 Service sales...................................     73,925     87,973        210,392      241,637
 Other...........................................      4,630      3,002         12,719        9,208
                                                    --------   --------     ----------   ----------
Total revenue....................................    730,350    900,658      2,011,294    2,216,132

Operating Expenses
 Cost of sales--product..........................    597,235    740,898      1,645,872    1,800,806
 Cost of sales--service..........................     43,701     55,138        136,322      154,260
 Selling and service.............................     36,797     48,578        110,046      127,520
 General and administrative......................     49,957     38,443        143,811       99,927
 Depreciation and amortization...................      8,032      8,121         24,391       22,103
 Restructuring...................................         --         --          5,169           --
                                                    --------   --------     ----------   ----------
Total operating expenses.........................    735,722    891,178      2,065,611    2,204,616
                                                    --------   --------     ----------   ----------
                                                      (5,372)     9,480        (54,317)      11,516
Gains on issuance of stock by partner companies..         --     35,379             --       35,705
Other income (loss), net.........................     34,457     (4,327)       114,792       77,793
Interest and dividend income.....................      7,543      1,552         16,190        3,095
Interest expense.................................    (10,762)   (12,057)       (31,512)     (29,940)
                                                    --------   --------     ----------   ----------

Income Before Income Taxes, Minority
 Interest and Equity Loss........................     25,866     30,027         45,153       98,169
Income taxes.....................................     13,865     (5,017)        (3,241)     (24,219)
Minority interest................................     (3,884)    (4,847)         2,985       (5,170)
Equity loss......................................    (61,035)   (10,846)       (38,317)     (23,802)
                                                    --------   --------     ----------   ----------
Net Income (Loss)................................   $(25,188)  $  9,317     $    6,580   $   44,978
                                                    ========   ========     ==========   ==========

Net Income (Loss) Per Share
 Basic...........................................     $(0.22)     $0.09          $0.06        $0.45
 Diluted.........................................     $(0.22)     $0.09          $0.06        $0.43
Weighted Average Shares Outstanding
 Basic...........................................    117,095    104,283        113,131      100,017
 Diluted.........................................    117,095    106,527        115,958      106,140


                See notes to consolidated financial statements.

                          SAFEGUARD SCIENTIFICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                        2000                  1999
                                                                     ---------              --------
                                                                                (unaudited)
Operating Activities
Net income........................................................     $   6,580           $  44,978
Adjustments to reconcile to net cash provided by (used in)
 operating activities:
 Depreciation and amortization....................................        24,391              22,103
 Deferred income taxes............................................       (18,643)             10,252
 Equity loss......................................................        38,317              23,802
 Gain on issuance of stock by partner companies...................            --             (35,705)
 Other income, net................................................      (114,792)            (77,793)
 Minority interest, net of taxes..................................        (1,791)              3,102
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
 Accounts receivable, net.........................................       (41,291)            (63,068)
 Inventories......................................................        38,036              76,972
 Accounts payable, accrued expenses and other.....................       (26,986)             (6,196)
                                                                       ---------           ---------
  Net cash used in operating activities...........................       (96,179)             (1,553)
Investing Activities
Proceeds from sales of available-for-sale securities..............        85,658              16,913
Proceeds from sales of partner company ownership interests........        74,474              63,991
Advances to partner companies.....................................       (30,793)            (42,587)
Repayment of advances to partner companies........................        15,550               4,894
Acquisitions of ownership interests in partner companies and
 subsidiaries, net of cash acquired...............................      (442,440)           (160,042)
Acquisitions by subsidiaries, net of cash acquired................          (750)           (137,235)
Proceeds from sale of building....................................           617              39,791
Capital expenditures..............................................        (9,265)             (8,398)
Other, net........................................................        (3,090)             (7,353)
                                                                       ---------           ---------
  Net cash used in investing activities...........................      (310,039)           (230,026)
Financing Activities
Borrowings on revolving credit facilities.........................       963,216             927,565
Repayments on revolving credit facilities.........................      (928,637)           (943,691)
Borrowings on long-term debt......................................         2,151               2,470
Repayments on long-term debt......................................        (7,426)            (25,763)
Proceeds from issuance of convertible subordinated notes, net.....            --             193,852
Proceeds from financial instruments...............................            --             139,309
Repurchase of Company common stock................................       (43,611)             (2,695)
Issuance of Company common stock, net.............................       614,940               4,580
Issuance of subsidiary common stock...............................         1,894               1,233
                                                                       ---------           ---------
  Net cash provided by financing activities.......................       602,527             296,860
                                                                       ---------           ---------
Net Increase in Cash and Cash Equivalents.........................       196,309              65,281
Cash and cash equivalents at beginning of period..................        49,813               6,257
                                                                       ---------           ---------
Cash and Cash Equivalents at End of Period........................     $ 246,122           $  71,538
                                                                       =========           =========

                See notes to consolidated financial statements.

                          SAFEGUARD SCIENTIFICS, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2000

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

2.  Comprehensive Income (Loss)
    ---------------------------

    Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the Company's source of comprehensive income (loss) is from net unrealized appreciation (depreciation) on its holdings classified as available-for-sale. Reclassification adjustments result from the recognition in net income of unrealized gains or losses that were included in comprehensive income in prior periods. The following summarizes the components of comprehensive income (loss), net of income taxes, (in thousands):


                                                          Three Months Ended      Nine Months Ended
                                                             September 30,          September 30
                                                         ---------------------  ---------------------
                                                             2000      1999        2000       1999
                                                          --------   --------    --------   --------
                                                                         (Unaudited)
     Net Income (Loss).................................   $(25,188)  $  9,317    $  6,580   $ 44,978
                                                          --------   --------    --------   --------
     Other Comprehensive Income (Loss), Before Taxes:..
     Unrealized holding gains (losses).................    (69,461)   (13,448)    (23,713)   (24,430)
          Reclassification adjustments.................     (1,999)    (1,524)    (54,587)   (10,026)
     Related Tax Benefit:..............................
          Unrealized holding (gains) losses............     24,311      4,707       8,300      8,551
          Reclassification adjustments.................        700        533      19,104      3,509
                                                          --------   --------    --------   --------
     Other Comprehensive Income (Loss).................    (46,449)    (9,732)    (50,896)   (22,396)
                                                          --------   --------    --------   --------
     Comprehensive Income (Loss).......................   $(71,637)  $   (415)   $(44,316)  $ 22,582
                                                          ========   ========    ========   ========

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

    The Company's liability of $141 million in connection with these transactions is included in other long-term liabilities as of September 30, 2000. These liabilities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The initial cost of the transaction ($4.3 million) is being amortized as an adjustment of yield over the life of the agreement through the statement of operations.

    The Company's holdings in Tellabs are included in non-current assets under the caption "available-for-sale securities." These securities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

    The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The risk of loss to the Company in the event of nonperformance by the counterpart under the forward sales contract is not considered to be significant. Although the forward sales contracts expose the Company to market risk, fluctuations in the fair value of these contracts are mitigated by expected offsetting fluctuations in the pledged securities.

6. Ownership Interests in and Advances to Partner Companies
   --------------------------------------------------------

   The following summarizes the Company's ownership interests in and advances to partner companies accounted for under the equity method or cost method of accounting (in thousands). The ownership interests are classified according to applicable accounting methods at September 30, 2000 and December 31, 1999. Market value reflects the price of publicly traded holdings at the close of business at the respective date, and excludes warrants that are not currently exercisable.


                                            September 30, 2000                 December 31, 1999
                                 ---------------------------------------  ------------------------------
                                  Carrying       Market        Voting     Carrying         Market
                                    Value         Value       Interest     Value           Value
                                 -----------  -------------  -----------  --------  --------------------
                                               (Unaudited)
Equity Method
Cambridge Technology Partners..  $ 51,310       $ 45,051           17%    $ 49,181         $  254,556
ChromaVision Medical Systems...    14,945         54,389           29%      13,626             81,201
DocuCorp International.........    10,296         11,915           18%       9,995             22,249
eMerge Interactive.............    28,893        107,504           16%       7,201                 --(a)
Internet Capital Group.........   213,870        642,315           14%     189,068          6,169,208
LifeF/X........................        --         20,214           12%          --             86,823
OAO Technology Solutions.......    17,251         22,201           31%      16,448             42,853
Pac-West Telecomm..............        --(b)          --(b)        --(b)     7,613             62,943
Sanchez Computer Associates....     9,849         97,467           25%      11,686            258,995
USDATA Corporation.............     5,083         25,888           41%      15,920             82,406
US Interactive.................        --(b)          --(b)        --(b)     9,769            107,795
Non-public companies...........   448,772                                  162,130
                                 --------                                 --------
                                  800,269                                  492,637
Cost Method
Non-public companies...........    41,553                                   16,266

Advances to Partner Companies..     8,530                                   20,478
                                 --------                                 --------
                                 $850,352                                 $529,381
                                 ========                                 ========

(a)  eMerge Interactive was not publicly traded until 2000.
(b) Pac-West Telecomm and US Interactive are now accounted for as available-for-sale securities as a result of a decrease in the Company's ownership during 2000.

  Technology-related stocks have experienced significant volatility. For example, at September 30, 2000, the market value of the Company's holdings in Internet Capital Group was $642 million. Based on the high and low stock prices from January 1, 2000 through November 10, 2000, the market value of the Company's holdings in Internet Capital Group has ranged from $7.3 billion to $332 million.

  At September 30, 2000, the Company's carrying value in its partner companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $255 million which is included in "Ownership Interest in and Advances to Partner Companies" on the consolidated balance sheets. This excess relates to ownership interests acquired through September 30, 2000, and is being amortized generally over a three to ten-year period. Amortization expense of $10 million and $17.2 million for the three and nine months ended September 30, 2000 and $1.6 million and $5.9 million for the three and nine months ended September 30, 1999, is included in "Equity Loss" in the accompanying consolidated statements of operations.

  As of September 30, 2000, the Company had advances to partner companies that mature on various dates through May 2004 and bear interest at fixed rates between 5.3% and 9.0% and variable rates consisting of the prime rate (9.5% at September 30, 2000) plus 1%. The Company also has short-term advances to partner companies of $5 million at September 30, 2000, which is included in "accounts receivable, less allowances" on the consolidated balance sheets.

7.  Available-for-Sale Securities
    -----------------------------

  Available-for-sale securities consisted of the following (in thousands):

                                       September 30, 2000            December 31, 1999
                               ---------------------------------  ------------------------
                                    Carrying           Market      Carrying      Market
                                      Value            Value         Value        Value
                               -------------------  ------------  -----------  -----------
                                                           (Unaudited)
Tellabs......................       $212,731         $161,128(c)      $212,731     $216,595
Diamond Technology Partners..             --               --              710       57,436
US Interactive...............         10,919            6,479               --(a)        --(a)
Pac-West.....................          9,982           22,470               --(a)        --(a)
Opus360......................          9,494            7,213               --(b)        --(b)
Brandywine Realty Trust......          8,561           10,293            8,561        8,177
Other public companies.......         (3,851)           2,120           17,052       20,732
Unrealized appreciation
 (depreciation)..............        (41,610)                           63,886
                                    --------                          --------
                                    $206,226                          $302,940
                                    ========                          ========

(a) These holdings were included in "Ownership Interests in and Advances to Partner Companies" at December 31, 1999 since they were accounted for on the equity method.
(b)  Opus 360 was not publicly traded until 2000.
(c) As discussed in Note 5, the Company entered into forward sale contracts on its Tellabs holdings in 1999.

8.   Debt
     ----

     The following is a summary of long-term debt (in thousands):

                                                    September 30,   December 31,
                                                        2000           1999
                                                        ----           ----
                                                     (Unaudited)
    Parent Company and Other Recourse Debt
    --------------------------------------
    Other...........................................   $19,109       $ 25,325
                                                       -------       --------

    Subsidiary Debt (Non-Recourse to Parent)
    ----------------------------------------
    CompuCom........................................    34,600             --
    Other...........................................       427            226
                                                       -------       --------
                                                        35,027            226
                                                       -------       --------
    Total debt......................................    54,136         25,551
    Current maturities of long-term debt............    (5,878)       (11,019)
                                                       -------       --------
    Long-term debt..................................   $48,258       $ 14,532
                                                       =======       ========

    In April 2000, the Company increased the availability under the bank revolving credit facility to $300 million from $200 million. Of the $300 million, $250 million matures in April 2005 and is secured by certain equity securities the Company holds of its publicly traded partner companies (the Pledged Securities). The remaining $50 million is unsecured, with availability limited to the lesser of $50 million or 10% of the value of the Pledged Securities. The $50 million facility matures in April 2001, and the Company intends to extend the maturity to 2002. Availability under our bank credit facility is determined by the market value of the publicly traded partner companies pledged as collateral. Availability under our credit facility at September 30, 2000 was $296 million and there were no amounts outstanding.

    Other long-term debt includes mortgage obligations and bank credit facilities of consolidated partner companies. These obligations bear interest rates ranging from 7.75% to 9.75%.

    CompuCom has financing arrangements which total $350 million, consisting of a $175 million receivable securitization facility and a $175 million working capital facility. Consistent with CompuCom's financing requirements, during the third quarter 2000, CompuCom reduced the securitization facility from $200 million to $175 million.

    The securitization facility, which matures in May 2002 and has pricing based on a designated short-term interest rate plus an agreed-upon spread, allows CompuCom to sell an interest in its accounts receivable on a revolving basis and is accounted for as a sale of accounts receivable in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As of September 30, 2000, the securitization facility was fully utilized.

    The working capital facility which matures in May 2002, bears interest at LIBOR plus an agreed-upon spread and is secured by a lien on CompuCom's assets. Availability under the working capital facility is subject to a borrowing base calculation. As of September 30, 2000, availability under the working capital facility was approximately $139.1 million, of which $34.6 million was outstanding.

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

    During the nine months ended September 30, 2000, the Company purchased 1.4 million shares of its common stock for an aggregate of $44.7 million, or $31.33 per share.


10.  Restructuring
     -------------

     During the first quarter of 2000, CompuCom effected a restructuring plan designed to reduce its cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office facilities, and reducing its workforce. As a result, CompuCom recorded a restructuring charge of $5.2 million in the first quarter of 2000, the effect of which was approximately $2.6 million to the Company's pretax earnings after recording minority interest. The $5.2 million charge is reflected as a separate line of operating expense in the Company's Consolidated Statement of Operations. The following table provides a detail of the charges and cash payments made by category as well as the amounts accrued as of September 30, 2000 (in thousands):




                                                Restructuring     Cash                    Accrual at
                                                   Charge       Payments     Other   September 30, 2000
                                                -------------------------------------------------------
  Lease termination costs...................... $    2,904      $  (771)    $    --      $    2,133
  Employee severance and related benefits......      1,800       (1,691)         --             109
  Other........................................        465          (87)       (318)             60
                                                -------------------------------------------------------
  Total........................................ $    5,169      $(2,549)    $  (318)     $     2,302
                                                =======================================================

  The $2.3 million accrued at September 30, 2000 is reflected in accrued liabilities on the Company's Consolidated Balance Sheet.

  Lease termination costs include the estimated cost to close the three office facilities and represents the amount required to fulfill CompuCom's obligations under signed lease contracts, the net expense expected to be incurred to sublet the facilities, or the estimated amount to be paid to terminate the lease contracts before the end of their terms. In developing the estimated costs, CompuCom has consulted with a professional real estate firm with knowledge of market rent rates in all applicable markets where CompuCom has space. Assumptions have been used for market rent rates and the estimated amount of time necessary to sublet the facilities. Payments, net of proceeds derived from subleases, are charged against the accrual as incurred. The remaining accrual at September 30, 2000 relates to two leases for the office facilities that have not been sublet or terminated.

  Severance is paid based on associates' years of service as well as their level within the organization. The reduction in workforce included 308 associates, of which one was an executive officer. The reduction in workforce included associates from the following areas; sales, service, and general and administrative, who were located at certain of CompuCom's locations, corporate offices, and the Houston distribution center. The remaining accrual at September 30, 2000 relates to severance payments which are being paid to the former executive officer and are expected to be substantially complete by the end of 2000.

  Other restructuring charges primarily include the write-off of leasehold improvements at the Houston distribution center.

  During the fourth quarter of 1998, CompuCom recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets as well as employee severance and benefits related to a reduction in workforce. The following table provides a summary by category and rollforward of the changes in this restructuring accrual for the nine months ended September 30, 2000 (in thousands):


                                                     Accrual at           Cash        Accrual at
                                                     December 31,       Payments     September 30,
                                                         1999                            2000
                                                ----------------------------------------------------
   Lease termination costs......................     $    1,240        $    (924)        $    316
   Employee severance and related benefits......            560             (448)             112
                                                ----------------------------------------------------
   Total........................................     $    1,800        $  (1,372)        $    428
                                                ====================================================

  CompuCom expects all restructuring activities to be substantially complete by the end of 2000 and believes the restructuring accruals are adequate.

11.    Other Income (Loss), Net
       ------------------------
       Other income (loss), net, consists of the following (in thousands):


                                                        Three Months Ended    Nine Months Ended
                                                           September 30,        September 30,
                                                        ------------------    -----------------
                                                           2000      1999       2000      1999
                                                           ----      ----       ----      ----
                                                                       (Unaudited)
     Gain on sale of private partner companies........  $36,461   $   221     $ 56,270   $    640
     Unrealized gain (loss) on Tellabs stock..........       --    (7,386)          --     78,163
     Gain on sale of Diamond stock....................       --        --       51,971      3,546
     Gain on sale of other public holdings............      742    10,856       10,602     16,728
     Gain on distributions from private equity funds..       --        --           --      4,590
     Unrealized loss on trading securities............   (1,273)       --       (2,093)        --
     Other, primarily impairment charges..............   (1,473)   (8,018)      (1,958)   (25,874)
                                                        -------   -------     --------   --------
                                                        $34,457   $(4,327)    $114,792   $ 77,793
                                                        =======   =======     ========   ========

  During the third quarter of 2000, the Company sold its interest in Arista Learning Systems in exchange for 316,884 shares of Digital Think, a portion of which ownership is held in escrow until July 2001. The Company subsequently sold 269,352 shares of Digital Think. The net cash proceeds of the sale was $12.1 million. The Company recorded a net gain of $16.9 million on the Arista sale.

  During the third quarter of 2000, the Company sold its ownership interest in Extant for total cash proceeds of $30 million, a portion of which is held in escrow until March 2002. The Company recorded a net gain of $17.9 million on the Extant sale.

  For the three and nine months ended September 30, 2000 and the three and nine months ended September 30, 1999, the Company recorded impairment charges of $1.5 million $3.5 million, $4.9 million and $14.4 million respectively, for the other than temporary decline in the carrying value of certain partner companies.

12.    Net Income Per Share
       --------------------
       The calculations of net income (loss) per share were (in thousands except per share amounts):

                                                    Three Months Ended    Nine Months Ended
                                                      September 30,         September 30,
                                                    ------------------    -----------------
                                                     2000      1999         2000      1999
                                                     ----      ----         ----      ----
                                                                   (Unaudited)
  Basic
  -----
  Net income (loss)............................... $(25,188)  $  9,317   $  6,580   $ 44,978
                                                   ========   ========   ========   ========
  Average common shares outstanding...............  117,095    104,283    113,131    100,017
                                                   ========   ========   ========   ========
  Basic........................................... $  (0.22)  $   0.09   $   0.06   $   0.45
                                                   ========   ========   ========   ========

  Diluted
  -------
  Net income (loss)............................... $(25,188)  $  9,317   $  6,580   $ 44,978
  Effect of:  Public holdings (a).................     (232)       (91)       (25)      (600)
              Dilutive securities (b) (c).........        --         --         --      1,090
                                                   --------   --------   --------   --------
  Adjusted net income (loss)...................... $(25,420)  $  9,226   $  6,555   $ 45,468
                                                   ========   ========   ========   ========
  Average common shares outstanding...............  117,095    104,283    113,131    100,017
  Effect of:  Dilutive options (c)................       --      2,244      2,827      2,475
              Dilutive securities (b) (c).........       --         --         --      3,648
                                                   --------   --------   --------   --------
  Average number of common shares
      assuming dilution...........................  117,095    106,527    115,958    106,140
                                                   ========   ========   ========   ========
  Diluted......................................... $  (0.22)  $   0.09   $   0.06   $   0.43
                                                   ========   ========   ========   ========

(a) Represents the dilutive effect of public company common stock equivalents and convertible securities.
(b) Represents the dilutive effect of the Company's 1996 convertible subordinated notes for the nine months ended September 30, 1999. The Company's 1999 convertible subordinated notes were anti-dilutive for all periods presented.
(c) Because the company reported a loss for the three months ended September 30, 2000, potentially dilutive securities have not been included in the shares to compute net loss per share.

13.  Parent Company Financial Information
     ------------------------------------

     Parent Company financial information is provided to present the financial position and results of operations of the Company as if the consolidated companies were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies.


     Balance Sheets                                                 September 30,                 December 31,
                                                                        2000                         1999
                                                                     ----------                   ----------
                                                                    (Unaudited)
     Assets
     Cash and cash equivalents.................................      $  241,418                   $   33,536
     Other current assets......................................          54,518                       39,204
     Ownership interests in and advances to partner companies..         990,788                      687,925
     Available-for-sale securities.............................         205,308                      302,940
     Other.....................................................          76,314                       45,584
                                                                     ----------                   ----------
     Total assets..............................................      $1,568,346                   $1,109,189
                                                                     ==========                   ==========

     Liabilities and Shareholders' Equity
     Current liabilities.......................................      $   34,339                   $   35,621
     Long-term debt............................................          13,586                       14,354
     Other long-term liabilities...............................         204,725                      284,513
     Convertible subordinated notes............................         200,000                      200,000
     Shareholders' equity......................................       1,115,696                      574,701
                                                                     ----------                   ----------
     Total Liabilities and Shareholders' Equity................      $1,568,346                   $1,109,189
                                                                     ==========                   ==========

  The carrying value of the Company's less than wholly owned subsidiaries, primarily CompuCom, Tangram, and SOTAS at September 30, 2000, and including aligne and Arista at December 31, 1999, are included in "ownership interests in and advances to partner companies."

Statements of Operations

                                                      Three Months Ended            Nine Months Ended
                                                        September 30,                 September 30,
                                                     --------------------        -------------------------
                                                         2000      1999                2000       1999
                                                      --------   -------            --------   --------
                                                                         (Unaudited)
  Revenue..........................................   $  8,810   $ 3,265            $ 22,192   $  9,908
  Operating expenses...............................     26,866     9,300              72,703     24,708
                                                      --------   -------            --------   --------
                                                       (18,056)   (6,035)            (50,511)   (14,800)
  Gains on issuance of stock by partner companies..         --    35,379                  --     35,705
  Other income, net................................     34,457    (4,328)            112,834     77,792
  Interest income (expense), net...................      1,354    (3,368)             (2,379)    (8,936)
                                                      --------   -------            --------   --------
  Income before income taxes and equity loss.......     17,755    21,648              59,944     89,761
  Income taxes.....................................     15,711    (2,364)             (3,850)   (21,333)
  Equity loss......................................    (58,654)   (9,967)            (49,514)   (23,450)
                                                      --------   -------            --------   --------
  Net income (loss)................................   $(25,188)  $ 9,317            $  6,580   $ 44,978
                                                      ========   =======            ========   ========

  The Company's shares of the income or losses of its less than wholly owned subsidiaries, primarily CompuCom, Tangram, and SOTAS for the three and nine months ended September 30, 2000, and including aligne for the three and nine months ended September 30, 1999, are reflected in the caption "equity loss". Arista is included in the three and nine months ended September 30, 1999, and the nine months ended September 30, 2000.

14. Operating Segments
    ------------------

    The Company's reportable segments, determined in accordance with SFAS 131, are General Safeguard Operations, Partner Company Operations and CompuCom Operations. General Safeguard Operations represent the expenses of providing strategic and operational support to the Company's partner companies, and the related administrative costs, as well as the results of aligne as of January 1, 2000. General Safeguard Operations also include the effect of transactions and other events incidental to the Company's ownership interests in its partner companies and the Company's operations in general. Partner Company Operations reflects operations of all partner companies other than CompuCom. CompuCom Operations reflects the results of operations of CompuCom.

    The following summarizes information related to the Company's segments (in thousands). All significant intersegment activity has been eliminated.

                                                             Three Months Ended            Nine Months Ended
                                                               September 30,                 September 30,
                                                            --------------------         ----------------------
                                                              2000       1999              2000         1999
                                                              ----       ----              ----         ----
                                                                              (Unaudited)
Summary of Consolidated Net Income (Loss)
General Safeguard Operations..............................  $ 15,642   $ 14,715        $   53,296   $   58,723
Partner Company Operations................................   (43,453)    (8,750)          (45,841)     (17,205)
CompuCom Operations.......................................     2,623      3,352              (875)       3,460
                                                            --------   --------        ----------   ----------
                                                            $(25,188)  $  9,317        $    6,580   $   44,978
                                                            ========   ========        ==========   ==========
General Safeguard Operations
Revenue...................................................  $  8,090   $  3,002        $   20,378   $    9,208
Operating expenses
 Cost of sales............................................     1,696         --             3,931           --
 Selling and service......................................       142         --               142           --
 General and administrative...............................    23,349      8,867            64,776       23,540
 Depreciation and amortization............................     1,234        433             3,409        1,168
                                                            --------   --------        ----------   ----------
 Total operating expenses.................................    26,421      9,300            72,258       24,708
                                                            --------   --------        ----------   ----------
                                                             (18,331)    (6,298)          (51,880)     (15,500)
                                                            --------   --------        ----------   ----------

 Gain on issuance of stock by partner companies...........        --     35,379                --       35,705
 Other income (loss), net.................................    34,457     (4,327)          112,834       77,793
 Interest, net............................................     1,354     (3,369)           (2,379)      (8,937)
                                                            --------   --------        ----------   ----------
 Income before income taxes and equity income.............    17,480     21,385            58,575       89,061
 Income taxes.............................................    (8,423)    (6,670)          (28,698)     (30,338)
 Equity income............................................     6,585         --            23,419           --
                                                            --------   --------        ----------   ----------
Net Income from General Safeguard Operations..............  $ 15,642   $ 14,715        $   53,296   $   58,723
                                                            ========   ========        ==========   ==========
Partner Company Operations
Revenue...................................................  $  9,680   $  8,314        $   20,231   $   21,667
Operating expenses
 Cost of sales............................................     3,376      1,358             5,857        4,836
 Selling and service......................................     3,498      2,453             9,409        6,510
 General and administrative...............................     1,241      4,790             9,424        8,063
 Depreciation and amortization............................     1,188      1,438             3,603        3,606
                                                            --------   --------        ----------   ----------
 Total operating expenses.................................     9,303     10,039            28,293       23,015
                                                            --------   --------        ----------   ----------
                                                                 377     (1,725)           (8,062)      (1,348)
                                                            --------   --------        ----------   ----------
 Interest, net............................................      (247)      (227)           (1,146)        (462)
                                                            --------   --------        ----------   ----------
 Income (loss) before income taxes,
  minority interest and equity income (loss)..............       130     (1,952)           (9,208)      (1,810)
 Income taxes.............................................    24,037      3,796            24,874        8,331
 Minority interest........................................        --        252               229           76
 Equity loss..............................................   (67,620)   (10,846)          (61,736)     (23,802)
                                                            --------   --------        ----------   ----------
Net Loss from Partner Company Operations..................  $(43,453)  $ (8,750)       $  (45,841)  $  (17,205)
                                                            ========   ========        ==========   ==========
CompuCom Operations
Revenue...................................................  $712,580   $889,342        $1,970,685   $2,185,257
Operating expenses
 Cost of sales............................................   635,864    794,678         1,772,406    1,950,230
 Selling and service......................................    33,157     46,125           100,495      121,010
 General and administrative...............................    25,367     24,786            69,611       68,324
 Depreciation and amortization............................     5,610      6,250            17,379       17,329
 Restructuring............................................        --         --             5,169           --
                                                            --------   --------        ----------   ----------
 Total operating expenses.................................   699,998    871,839         1,965,060    2,156,893
                                                            --------   --------        ----------   ----------
                                                              12,582     17,503             5,625       28,364
                                                            --------   --------        ----------   ----------
 Other income, net........................................        --         --             1,958           --
 Interest, net............................................    (4,326)    (6,909)          (11,797)     (17,446)
                                                            --------   --------        ----------   ----------
 Income (loss) before income taxes and minority interest..     8,256     10,594            (4,214)      10,918
 Income taxes.............................................    (1,749)    (2,143)              583       (2,212)
 Minority interest........................................    (3,884)    (5,099)            2,756       (5,246)
                                                            --------   --------        ----------   ----------
Net Income (Loss) from CompuCom Operations................  $  2,623   $  3,352        $     (875)  $    3,460
                                                            ========   ========        ==========   ==========

15.  Business Combinations
     ----------------------

     Acquisitions by the Company

     In August 2000, aligne, our wholly owned subsidiary, acquired 100% of K Consultants, Inc. for $7.5 million in cash and an additional amount which is dependent upon the revenues of K Consultants during the first 12 months after the acquisition. K Consultants provides eBusiness infrastructure consulting services, including strategy, architecture, implementation and support. The transaction was accounted for as a purchase and, accordingly, the consolidated financial statements reflect the operations of K Consultants since the acquisition date.

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

     The following unaudited pro forma financial information (in thousands except per share amounts) presents the combined results of operations of the Company as if the acquisitions completed in 1999 had occurred as of January 1, 1999, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisitions, and related income tax effects. The pro forma results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented and is not intended to be a projection of future results.

                                        Nine Months Ended
                                        September 30, 1999
                                        ------------------

     Total Revenues....................    $   2,840,061
     Net Earnings......................    $      39,652
     Diluted earnings per share........    $        0.38

     Unaudited pro forma consolidated results, after giving effect to the business acquired in 2000, would not have been materially different from the reported amounts for either year.

     Subsequent Events

     In October 2000, the Company agreed to acquire a majority voting ownership in Data Center Direct, (d/b/a Safeguard Global Services). Safeguard Global Services will become a full-service, infrastructure services integrator.

     In November 2000, the Company announced an agreement to acquire 100% of Palarco, Inc., a provider of global information technology solutions. Palarco provides a key services component to Safeguard's infrastructure strategy by augmenting the breadth and depth of Safeguard's consulting and implementation capabilities.

16.  Commitments and Contingencies
     -----------------------------

     The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     During the third quarter of 2000, the Company formed a captive insurance subsidiary for the purpose of providing insurance services to the Company and its partner companies.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events. These forward looking statements are subject to risks, uncertainties and assumptions about us and our partner companies, including, among other things:

    --   development of the Technology Infrastructure market;

    -- our ability to identify trends in our markets and the markets of our partner companies and to offer new solutions that address the changing needs of these markets,

    --   our ability to successfully execute our business model,

    -- our partner companies' ability to compete successfully against direct and indirect competitors and adapt effectively to technology changes,

    --   our ability to acquire interests in additional companies,

    --   growth in demand for technology products and services,

    --   our ability to raise capital if necessary.

  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of these factors.

  General

  We are a leading technology operating company actively engaged in the technology infrastructure business through our extensive network of partner companies. We acquire interests in developing technology infrastructure companies and accelerate their growth and integrate these companies into our network. We focus on what we believe to be the most significant market sectors of the technology infrastructure industry: software, communications and eServices. We believe that our experience developing technology companies, our expertise in and focus on technology infrastructure and the reach of our network, enable us to identify and attract companies with significant potential for success in the technology infrastructure market. We intend to be the premier network of technology infrastructure companies offering solutions, seamless connectivity and eServices to businesses engaged in electronic commerce.

  Our principal mission is to promote long-term shareholder value. We believe shareholder value is maximized by retaining and promoting the entrepreneurial culture of the partner companies that we operate. The entrepreneurs of our partner companies generally retain significant equity interests in their businesses, and their interests as shareholders remain aligned with ours. We provide a full range of operational and management services to each of our partner companies through dedicated teams of Safeguard professionals. Each team has expertise in the areas of business and technology strategy, sales and marketing, operations, finance, legal and transactional support, and human resources, and provides hands-on assistance to the management of the partner company in support of its growth. The level of involvement varies and in some circumstances includes the provision of full-time interim personnel. Since we are a long-term partner, we pursue various alternatives to maximize the long-term value of our partner companies. These alternatives include preparing our partner companies for initial public offerings, assisting with mergers and acquisitions, and providing additional capital. We typically retain a significant ownership position in our partner companies after they complete their initial public offerings.

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

  Because we acquire significant interests in technology-related companies, many of which generate net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While some of our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period to period due to one-time transactions and other events incidental to our ownership interests in and advances to partner companies. We do not know if we will report net income in any period. These transactions and events are described in more detail under "Net Results of Operations--General Safeguard Operations--Other Income, Net" and include dispositions of, and changes to, our partner company ownership interests, dispositions of our holdings of publicly-traded securities, and impairment charges. On a continuous basis, but no less frequently than at the end of each quarterly reporting period, we evaluate the carrying value of our ownership interests in and advances to each of our partner companies for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest and advance in the partner company relative to carrying value, the financial condition and prospects of the partner company, and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the hiring of key employees. The fair value of our ownership interests in and advances to privately held partner companies is generally determined based on the value at which independent third parties have invested or have committed to invest in our partner companies.

  We operate in an industry which is rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of the carrying value could change in the near term and that the effect of such changes on the financial statements could be material. While we currently believe that the recorded carrying value is not impaired, there can be no assurance that our future results will confirm this assessment or that a significant write-down or write-off of the carrying value will not be required in the future.

  The presentation and content of our financial statements is largely a function of the presentation and content of the financial statements of our partner companies. To the extent our partner companies change the presentation or content of their financial statements, as may be required upon review by the Securities and Exchange Commission or changes in accounting literature, the presentation and content of our financial statements may also change.

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

  CompuCom Systems, Inc., Tangram Enterprise Solutions, Inc., and aligne, incorporated were consolidated in 2000 and 1999. During the three months ended June 30, 1999, we acquired controlling majority voting interests in SOTAS, Inc., and Arista Knowledge Systems Inc. Each of these partner companies was consolidated from the date we acquired directly or indirectly more than 50% of the outstanding voting securities interest. Arista was sold in July 2000.

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

  Our partner companies accounted for under the equity method of accounting at September 30, 2000 and December 31, 1999 included:


                                                         Partner     Voting       Voting
                                                         Company   Ownership    Ownership
                                                          Since     9/30/00      12/31/99
                                                         -------    -------      --------
  Publicly Traded
  Cambridge Technology Partners (Massachusetts), Inc...     1991         17%           16%
  ChromaVision Medical Systems, Inc....................     1996         29%           27%
  DocuCorp International, Inc..........................     1995         18%           17%
  eMerge Interactive, Inc..............................     1997         16%           19%
  Internet Capital Group, Inc..........................     1996         14%           14%
  LifeF/X, Inc.........................................     1997         12%           13%
  OAO Technology Solutions, Inc........................     1996         31%           31%
  Pac-West Telecomm, Inc...............................     1998         --(b)          7%
  Sanchez Computer Associates, Inc.....................     1986         25%           26%
  USDATA Corporation...................................     1994         41%           38%
  US Interactive, Inc..................................     1998         --(b)         13%


                                                         Partner     Voting       Voting
                                                         Company   Ownership    Ownership
                                                          Since     9/30/00      12/31/99
                                                         -------    -------      --------
  Privately Held
  4anything.com, Inc..................................      1999         39%           28%
  AgWeb.com, Inc......................................      2000         43%           N/A
  Atlas Commerce......................................      2000         35%           N/A
  The Basketball Network LLC, d/b/a HoopsTV.com.......      1999         25%           24%
  Buystream.com.......................................      2000         33%           N/A
  eonDigital..........................................      2000         11%           N/A
  Ethentica (formerly Who? Vision Systems, Inc.)......      1998         29%(a)        29%(a)
  Extant, Inc.........................................      1999         N/A(c)        21%
  fob.com, Inc........................................      2000         30%           N/A
  iMedium, Inc........................................      1999         31%           23%
  Kanbay LLC..........................................      1998         30%           28%
  Mi8 Corporation.....................................      2000         38%           N/A
  NexTone Communications, Inc.........................      2000         38%           N/A
  Nextron Communications, Inc.........................      1995         44%           57%
  Persona (formerly PrivaSeek, Inc.)..................      1999         29%           33%
  Presideo (formerly Integrated Visions, Inc.)........      1998         43%(a)        49%(a)
  QuestOne Decision Sciences Corporation..............      1997         31%           35%
  RealTIME Media, Inc.................................      1999         45%           43%
  Redleaf Group LLC...................................      2000         31%           N/A
  TechSpace LLC.......................................      2000         49%           N/A
  TechSpaceXchange LLC................................      2000         67%           N/A
  ThinAirApps LLC.....................................      2000         34%           N/A
  Vitts Networks, Inc.................................      1999         42%           48%
  WebTelecom, Inc.....................................      2000         42%           N/A
  Wireless OnLine, Inc................................      2000         43%           N/A
  XL Vision, Inc......................................      1995         42%           18%

  These partner companies listed with a voting ownership of "N/A" reflects that either these companies were accounted for under a different method at the time or we had not acquired an interest in the partner company as of December 31, 1999.

  (a) We also own non-voting convertible securities in these companies. This percentage represents the voting ownership assuming the conversion of these non-voting convertible securities.
  (b) As of September 30, 2000, these holdings are accounted for under the cost method.
  (c)  Extant, Inc. was sold on September 29, 2000.

  We have representation on the board of directors of all of the above partner companies. Although we own less than 20% of the voting stock of some of the above companies, we believe we have the ability to exercise significant influence based on our representation on the board of directors and other factors. We also account for our interests in some private equity funds under the equity method of accounting, based on our general and limited partner interest. In addition to our holdings in voting and non-voting equity and debt securities, we also periodically make advances to our partner companies in the form of promissory notes. We had advances to equity method partner companies totaling $13.5 million at September 30, 2000.

  Many of our privately held equity method partner companies are technology-related companies with limited operating histories that have not generated significant revenues and incurred substantial losses in 2000. We expect these losses to continue in 2001. Our equity losses may also increase as a result of our acquisition of interests in, and operation of, additional technology-related companies.

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

  To understand our net results of operations and financial position without the effect of consolidating our consolidated partner companies, please refer to note 13 to our consolidated financial statements, which summarizes our parent company statements of operations and balance sheets and presents our consolidated partner companies as if they were accounted for under the equity method of accounting for all periods presented. Our share of the income or losses of the consolidated partner companies is included in "equity loss" in the parent company statements of operations. The carrying value of these companies is included in "ownership interests in and advances to partner companies" in the parent company balance sheets.

  Although the parent company statements of operations and balance sheets presented in note 13 reflect our historical results, they are not necessarily indicative of future parent company balance sheets and statements of operations.

  Net Results of Operations

  Our reportable segments include General Safeguard Operations, Partner Company Operations and CompuCom Operations. General Safeguard Operations represents the expenses of providing strategic and operational support to our partner companies, and the related administrative costs, as well as the results of aligne as of January 1, 2000. General Safeguard Operations include the effect of transactions and other events incidental to our ownership interests in our partner companies and our operations in general. Partner Company Operations reflects operations of all partner companies other than CompuCom. The partner companies included under Partner Company Operations have been accounted for under the consolidated, equity or cost method depending on their particular circumstances. CompuCom Operations reflects the consolidated results of CompuCom. All significant intersegment activity has been eliminated.

  The following summarizes information related to the Company's segments (in thousands). All significant intersegment activity has been eliminated.

                                                             Three Months Ended            Nine Months Ended
                                                               September 30,                 September 30,
                                                            --------------------         ----------------------
                                                              2000        1999             2000          1999
                                                              ----        ----             ----          ----
                                                                                (Unaudited)
Summary of Consolidated Net Income (Loss)
General Safeguard Operations..............................  $ 15,642   $ 14,715        $   53,296   $   58,723
Partner Company Operations................................   (43,453)    (8,750)          (45,841)     (17,205)
CompuCom Operations.......................................     2,623      3,352              (875)       3,460
                                                            --------   --------        ----------   ----------
                                                            $(25,188)  $  9,317        $    6,580   $   44,978
                                                            ========   ========        ==========   ==========
General Safeguard Operations
Revenue...................................................  $  8,090   $  3,002        $   20,378   $    9,208
Operating expenses
 Cost of sales............................................     1,696         --             3,931           --
 Selling and service......................................       142         --               142           --
 General and administrative...............................    23,349      8,867            64,776       23,540
 Depreciation and amortization............................     1,234        433             3,409        1,168
                                                            --------   --------        ----------   ----------
 Total operating expenses.................................    26,421      9,300            72,258       24,708
                                                            --------   --------        ----------   ----------
                                                             (18,331)    (6,298)          (51,880)     (15,500)
                                                            --------   --------        ----------   ----------

 Gain on issuance of stock by partner companies...........        --     35,379                --       35,705
 Other income (loss), net.................................    34,457     (4,327)          112,834       77,793
 Interest, net............................................     1,354     (3,369)           (2,379)      (8,937)
                                                            --------   --------        ----------   ----------
 Income before income taxes and equity income.............    17,480     21,385            58,575       89,061
 Income taxes.............................................    (8,423)    (6,670)          (28,698)     (30,338)
 Equity income............................................     6,585         --            23,419           --
                                                            --------   --------        ----------   ----------
Net Income from General Safeguard Operations..............  $ 15,642   $ 14,715        $   53,296   $   58,723
                                                            ========   ========        ==========   ==========
Partner Company Operations
Revenue...................................................  $  9,680   $  8,314        $   20,231   $   21,667
Operating expenses
 Cost of sales............................................     3,376      1,358             5,857        4,836
 Selling and service......................................     3,498      2,453             9,409        6,510
 General and administrative...............................     1,241      4,790             9,424        8,063
 Depreciation and amortization............................     1,188      1,438             3,603        3,606
                                                            --------   --------        ----------   ----------
 Total operating expenses.................................     9,303     10,039            28,293       23,015
                                                            --------   --------        ----------   ----------
                                                                 377     (1,725)           (8,062)      (1,348)
                                                            --------   --------        ----------   ----------

 Interest, net............................................      (247)      (227)           (1,146)        (462)
                                                            --------   --------        ----------   ----------
 Income (loss) before income taxes,
  minority interest and equity income (loss)..............       130     (1,952)           (9,208)      (1,810)
 Income taxes.............................................    24,037      3,796            24,874        8,331
 Minority interest........................................        --        252               229           76
 Equity loss..............................................   (67,620)   (10,846)          (61,736)     (23,802)
                                                            --------   --------        ----------   ----------
Net Loss from Partner Company Operations..................  $(43,453)  $ (8,750)       $  (45,841)  $  (17,205)
                                                            ========   ========        ==========   ==========
CompuCom Operations
Revenue...................................................  $712,580   $889,342        $1,970,685   $2,185,257
Operating expenses
 Cost of sales............................................   635,864    794,678         1,772,406    1,950,230
 Selling and service......................................    33,157     46,125           100,495      121,010
 General and administrative...............................    25,367     24,786            69,611       68,324
 Depreciation and amortization............................     5,610      6,250            17,379       17,329
 Restructuring............................................        --         --             5,169           --
                                                            --------   --------        ----------   ----------
 Total operating expenses.................................   699,998    871,839         1,965,060    2,156,893
                                                            --------   --------        ----------   ----------
                                                              12,582     17,503             5,625       28,364
                                                            --------   --------        ----------   ----------
 Other income, net........................................        --         --             1,958           --
 Interest, net............................................    (4,326)    (6,909)          (11,797)     (17,446)
                                                            --------   --------        ----------   ----------
 Income (loss) before income taxes and minority interest..     8,256     10,594            (4,214)      10,918
 Income taxes.............................................    (1,749)    (2,143)              583       (2,212)
 Minority interest........................................    (3,884)    (5,099)            2,756       (5,246)
                                                            --------   --------        ----------   ----------
Net Income (Loss) from CompuCom Operations................  $  2,623   $  3,352        $     (875)  $    3,460
                                                            ========   ========        ==========   ==========

  Net Results of Operations--General Safeguard Operations

  During the three and nine months ended September 30, 1999, aligne's operating results were included in the Partner Company Operations segment. During the first quarter of 2000, we acquired the remaining 20% of aligne. As a result, effective January 1, 2000, aligne's results of operations are included in the General Safeguard Operations segment.

  Revenue. Revenue consists of management fees charged to private equity funds for operational and management services provided through a team of our professionals, administrative service fees charged to certain partner companies, and, effective January 1, 2000, charges for consulting services by our wholly owned subsidiary, aligne. Additionally, revenue includes consulting fees related to K Consultants subsequent to the acquisition of K Consultants in August 2000. Revenue was $8.1 million and $20.4 million for the three and nine months ended September 30, 2000, and $3.0 million and $9.2 million for the three and nine months ended September 30, 1999. The increase was the result of the inclusion of aligne's revenues. Effective April 1, 2000, we no longer charge administrative service fees to our partner companies. These fees accounted for $0.4 million of revenue for the nine months ended September 30, 2000, and $0.8 million and $2.2 million for the three and nine months ended September 30, 1999.

  General and Administrative. Our general and administrative costs consist primarily of employee compensation, outside services such as legal, accounting and consulting, and travel-related costs. We have increased the number of partner companies from 33 at September 30, 1999 to 50 at September 30, 2000. Our headcount has increased to support our operations and those of our partner companies. Additionally, effective January 1, 2000, general and administrative expenses include costs of aligne, primarily related to employee compensation. As a result, general and administrative expenses increased to $23.3 million from $8.9 million for the three months ended September 30, 2000 and 1999. General and administrative expenses increased to $64.8 million from $23.5 million for the nine months ended September 30, 2000 and 1999. Also included in the increase for the nine months was a $12.3 million non-cash compensation charges related to severance packages for two former executives, a restricted stock grant, and stock options granted to non-employee consultants. We expect general and administrative costs to continue to be higher compared to historical periods due to the growth of aligne and K Consultants, and our acquisition of Palarco in November 2000.

  Depreciation and Amortization. The increase in depreciation and amortization relates to amortization of goodwill associated with our holdings in consolidated partner companies.

  Other Income (loss), net. Other income (loss), net, consisted of the following (in thousands):


                                                      Three Months Ended    Nine Months Ended
                                                        September 30,         September 30,
                                                     --------------------  --------------------
                                                        2000       1999       2000       1999
                                                      -------    -------   --------   --------
                                                                   (Unaudited)
  Gain on sale of private partner companies........   $36,461    $   221   $ 56,270   $    640
  Unrealized gain (loss) on Tellabs stock..........        --     (7,386)        --     78,163
  Gain on sale of Diamond stock....................        --         --     51,971      3,546
  Gain on sale of other public holdings............       742     10,856      8,644     16,728
  Gain on distributions from private equity funds..        --         --         --      4,590
  Unrealized loss on trading securities............    (1,273)        --     (2,093)        --
  Other, primarily impairment charges..............    (1,473)    (8,018)    (1,958)   (25,874)
                                                      -------    -------   --------   --------
                                                      $34,457    $(4,327)  $112,834   $ 77,793
                                                      =======    =======   ========   ========

  For the three and nine months ended September 30, 2000, the Company recorded impairment charges of $1.5 million and $3.5 million, and $4.9 million and $14.4 million for the three and nine months ended September 30, 1999, for the other than temporary decline in the carrying value of some partner companies.

  Interest, net. Interest, net, was $1.4 million of income for the three months ended September 30, 2000 compared to $3.4 million of expense for the three months ended September 30, 1999. Interest, net, was $2.4 million of expense for the nine months ended September 30, 2000 compared to $8.9 million of expense for the nine months ended September 30, 1999. The change is due to interest income earned in 2000 from funds raised in our follow-on public offering and from strategic investors, partially offset by increased interest expense as a result of our subordinated notes issued in June 1999 and the accretion of the obligation and the amortization of the cost of the two forward sale contracts entered into during March 1999 and August 1999.

  Income Taxes. Our consolidated effective tax rate for the nine months ended September 30, 2000 was 33%. This rate differs from the federal statutory rate due to non-deductible goodwill amortization.

  Equity Income (Loss). Equity income was $6.6 million and $23.4 for the three and nine months ended September 30, 2000. This income is attributable to our wholly-owned subsidiaries' direct ownership interest in a private equity fund.

  In November 2000, we announced the acquisition of Palarco. Palarco is a provider of global information technology solutions, and provides a key eServices component to Safeguard's infrastructure strategy by augmenting the breadth and depth of Safeguard's consulting and implementation capabilities. On a proforma basis, the cash flow generated from the combined operations of aligne, K Consultants and Palarco is approximately $15 million on a 12-month basis.

  Net Results of Operations--Partner Company Operations

  Revenue. Revenue was $9.7 million and $20.2 million for the three and nine months ended September 30, 2000, respectively and $8.3 million and $21.7 million for the three and nine months ended September 30, 1999, respectively. The decrease is a result of aligne no longer being included in the Partner Company Operations segment, partially offset by the inclusion of revenue related to SOTAS and Arista subsequent to our acquiring a majority voting interest in the second quarter of 1999, and prior to the sale of Arista in July 2000.

  Operating Expenses. Operating expenses were $9.3 million and $28.3 million for the three and nine months ended September 30, 2000, respectively and $10 million and $23 million for the three and nine months ended September 30, 1999, respectively. The increase in operating expenses in 2000 was primarily the result of the inclusion of operating expenses related to SOTAS and Arista subsequent to our acquiring a majority voting interest in the second quarter of 1999, and prior to the sale of Arista in July 2000, partially offset by the exclusion of aligne's expenses in 2000.

  Equity Income (Loss). A significant portion of our net results of operations is derived from companies in which we hold a significant minority ownership interest. Equity income (loss) fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies, and the net results of operations of these companies. Certain amounts recorded to reflect our share of the income (loss) of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of these partner companies and may require adjustments in the future when audits of these entities are made final. During the three and nine months ended September 30, 2000, we accounted for 38 and 36 partner companies on the equity method, versus 20 for the three and nine months ended September
  30, 1999.

  Of the $67.6 million and $61.7 million of equity loss related to our share of the income or loss of companies accounted for on the equity method for the three months and nine months ended September 30, 2000, ($36.4) million and ($11.6) million of loss was attributable to Internet Capital Group. We also recorded $20.3 million and $52.4 million of equity income related to our interests in private equity funds, and ($10) million and ($17.2) million related to our goodwill amortization. The remaining ($41.5) million and ($85.3) million of equity loss was attributable to our share of 37 and 35 partner companies operating results, a majority of which have losses.

  Our share of the equity method partner company results of operations were impacted by various one-time transactions and other events incidental to ownership of our partner companies. The reported results of operations of our partner companies included restructuring charges, equity-based compensation costs, and additional selling, general and administrative, technology, operating and personnel costs as our partner companies continue to accelerate and transition their business models.

  Many of our partner companies accounted for under the equity method are technology-related companies with substantial losses. We expect to continue to acquire interests in more technology-related companies that may have operating losses and that we may account for under the equity method. Additionally, we expect certain of our existing partner companies to continue to invest in their products and services and to recognize operating losses. As a result, equity losses could continue to increase significantly.

  Net Results of Operations--CompuCom Operations

  CompuCom provides people, process, and technology to deliver infrastructure solutions that optimize electronic business and enterprise applications. CompuCom's revenues are primarily derived from sales of distributed desktop computer products and configuration, network integration and technology support.

  Revenue. Revenue was $712.6 million and $1,970.7 million for the three and nine months ended September 30, 2000, respectively and $889.3 million and $2,185.3 million for the three and nine months ended September 30, 1999, respectively. The decrease is attributable to the negative impact of manufacturer direct selling and fulfillment strategies as well as lower product demand when compared to last year's higher than normal spending by CompuCom's clients as part of their preparation for the year 2000. CompuCom expects to experience continued pressure on product and service revenue when compared to the prior period.

  Gross Margin. Gross margin was 10.8% and 10.1% for the three and nine months ended September 30, 2000 and 10.6% and 10.8% for the three and nine months ended September 30, 1999. The increase for the three months ended September 30, 2000 was due to increased service margins related to improvements in the management and utilization of service-related resources, partially offset by reduced product margins due to increased competition from direct marketers and other companies who sell personal computer products. The decrease for the nine months ended September 30, 2000 is due to reduced product margins as described above and decreased service margins when compared to the prior year due to lower demand for CompuCom's consulting services. CompuCom expects to experience continued pressure on product and service gross margin.

  Selling and Service Expenses. Selling and service expenses were 4.6% and 5.1% of revenue for the three and nine months ended September 30, 2000 and 5.2% and 5.5% of revenue for the three and nine months ended September 30, 1999. CompuCom attributes this decline to increased leverage of its infrastructure resulting from the Entex acquisition and its own cost reduction efforts.

  General and Administrative Expense. General and administrative expenses was $25.4 million and $69.6 million for the three and nine months ended September 30, 2000, respectively and $24.8 million and $68.3 million for the three and nine months ended September 30, 1999, respectively. As a percentage of revenue, general and administrative expenses were 3.6% for the three and nine months ended September 30, 2000 and 2.8% and 3.2% for the three and nine months ended September 30, 1999.

  Depreciation and Amortization. Depreciation and amortization expense was $5.6 million and $17.4 million for the three and nine months ended September 30, 2000, and $6.3 million and $17.3 million for the three and nine months ended
  September 30, 1999.    During the nine months ended September 30, 1999,
  CompuCom recorded $0.7 million in incremental amortization as a result of completing the allocation of the purchase price on two acquisitions. The increase for the nine month period is also due primarily to goodwill amortization related to the May 1999 Entex acquisition and software license amortization.

  Restructuring Expense. During the first quarter of 2000, CompuCom implemented a restructuring plan designed to reduce CompuCom's cost structure by closing certain facilities, consolidating one facility, and reducing its workforce.
  As a result, CompuCom recorded a restructuring charge of $5.2 million in the first quarter of 2000, primarily consisting of costs associated with the closing and consolidation of certain facilities and disposing of related fixed assets as well as employee severance and benefits related to the reduction in workforce. Of the $5.2 million charged to operations, approximately $2.5 million was paid through September 30, 2000.

  Interest, Net. Interest expense, net decreased for the three and nine months ended September 30, 2000, as compared to the same period in 1999. During the nine months ended September 30, 1999, CompuCom incurred approximately $1.0 million in charges related to the extension of its previous credit facilities until new credit facilities were finalized. These charges, along with greater financing requirements in the second quarter 1999 due to the TASD acquisition, were the primary reasons for the decline in financing expenses for the three and nine months ended September 30, 2000. These two factors were partially offset by an increase in CompuCom's effective interest rate in 2000 relative to 1999.

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

  Sales of equity securities generated proceeds of approximately $94 million during the nine months ended September 30, 2000 excluding CompuCom's sale of equity securities which generated proceeds of $2 million.

  We have a $300 million bank revolving credit facility. Of the $300 million, $250 million matures in April 2005 and is secured by certain equity securities we hold of our publicly traded partner companies (the Pledged Securities). The remaining $50 million is unsecured, with availability limited to the lesser of $50 million or 10% of the value of the Pledged Securities. The $50 million facility matures in April 2001 and the Company intends to extend the maturity to 2002. Availability under our bank credit facility is determined by the market value of the publicly traded partner companies pledged as collateral. Availability under our credit facility at September 30, 2000 was $296 million and there were no amounts outstanding.

  Our cash and cash equivalents at September 30, 2000, availability under our bank credit facilities, and other internal sources of cash flow are expected to be sufficient to fund our cash requirements through 2001, including commitments to our existing partner companies, our current operating plan to acquire new partner companies, our general corporate requirements, and the repurchase of up to an additional $55 million of our common stock from time to time in the open market as authorized by our Board of Directors in May 2000. At September 30, 2000, we were contingently obligated for approximately $16 million of guarantee commitments. Additionally, we had committed capital of approximately $213 million, including commitments made in prior years, to various partner companies and private equity funds, to be funded over the next several years, including approximately $128 million which is expected to be funded in the next twelve months.

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

  CompuCom maintains separate, independent financing arrangements, which are non-recourse to us and are secured by certain assets of CompuCom. During recent years, CompuCom has utilized bank-financing arrangements and internally generated funds to fund its cash requirements.

  As of September 30, 2000, CompuCom has financing arrangements consisting of the $175 million receivables securitization facility and $175 million working capital facility. Both facilities mature in May 2002. As of September 30, 2000, receivables securitization facility was fully utilized. Availability under the working capital facility is subject to a borrowing base calculation. As of September 30, 2000, availability under the working capital facility was approximately $139.1 million, of which $34.6 million was outstanding. Both receivables securitization facility and the working capital facility are subject to CompuCom's compliance with selected financial covenants and ratios.

  CompuCom's liquidity continues to be negatively impacted by the dollar volume of certain manufactures' rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and claim a rebate from the manufacturers to reduce the final cost. The collection of these rebates can take several months. Due to these programs, CompuCom's initial cost for the product is often higher than the sales price CompuCom obtains from its customers. These programs are a material factor in CompuCom's financing needs. As of September 30, 2000 CompuCom was owed approximately $66 million under these vendor rebate programs.

  Consolidated working capital increased to $400.2 million at September 30, 2000 from $133.8 million at December 31, 1999. The increase is a result of an increase in cash, driven by our follow-on public offering and sale of our stock to strategic investors.

  Cash used in operating activities increased in 2000 compared to 1999 due to reduced operating results at CompuCom and a reduction in CompuCom's receivables securitization facility of approximately $75 million.

  Cash used in investing activities reflects the acquisition of ownership interests in and advances to new and existing partner companies. Partially offsetting these activities during the nine months ended September 30, 2000 and 1999, were proceeds from the sales of equity securities.

  During the first nine months of 2000, we committed approximately $259 million to acquire interests in and make advances to 16 new partner companies, including Atlas Commerce, Buystream.com, fob.com, K Consultants, Mi8 Corporation, Nextone Communications, TechSpace LLC, ThinAirApps, WirelessOnLine and WebTelecom, and we committed $75 million to three new private equity funds. During the first nine months of 2000, we funded $226 million to new partner companies, $137 million to existing partner companies, $57 million to new and existing private equity funds. In addition, we purchased approximately $39 million of shares of our publicly traded partner companies in the open market. During the first nine months of 2000, we purchased 1,428,300 shares of our common stock in the open market for a total of $44.7 million, or $31.33 per share.

  From October 1, 2000 through November 9, 2000, we funded $18 million of commitments made prior to September 30, 2000. Additionally, from October 1, 2000 through November 9, 2000, we committed $100 million and funded $14.2 million to acquire ownership interests in or make advances to new and existing partner companies. We also purchased 100,000 shares of our common stock for approximately $1.7 million.

  The Company's operations are not capital intensive, and capital expenditures in any year normally would not be significant in relation to the overall financial position of the Company. Capital asset requirements are generally funded through bank credit facilities, internally generated funds or other financing sources. There were no material capital asset purchase commitments at September 30, 2000.

  Recent Accounting Pronouncements

  In June 1998, FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are currently analyzing the potential impact of SFAS No. 133 on our results of operations, financial position and cash flows upon the adoption of this standard.

  In October 1999, the Chief Accountant of the Securities and Exchange Commission requested that the Financial Accounting Standards Board Emerging Issues Task Force, or the EITF, address a number of accounting and financial reporting issues that the Securities and Exchange Commission believes has developed with respect to Internet businesses.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This was followed by Staff Accounting Bulletin No. 101A, "Implementation Issues Related to SAB 101", in March 2000 and by Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" SAB 101B", in June 2000. These bulletins summarize certain of the SEC's views about applying generally accepted accounting principles to revenue recognition in financial statements. The impact of SAB 101B on the Company was to delay the implementation date of SAB 101 until the fourth quarter of 2000. The SEC is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The Company is in the process of analyzing the implications of these bulletins.

  Safe Harbor Statement

  Certain statements in this report describing the plans, goals, strategies, intentions, forecasts, and expectations of our partner companies or us constitute what are sometimes termed "forward-looking statements." The following important factors could cause actual results to differ materially from those in such forward-looking statements.

  Our business depends on the performance of our partner companies, which is uncertain. In general, our partner companies depend on the continuing growth of the Internet as a medium for commercial transactions, and on the growth of the technology infrastructure market in particular. The technology infrastructure industry is intensely competitive, characterized by rapid changes in technology and customer demands, frequent new product introductions, and shifting distribution channels. Many of our partner companies are early-stage companies with limited operating history and no historical profits, and compete against companies with greater resources and name recognition.

  Fluctuations in the price of the common stock of our publicly traded partner companies, especially Internet Capital Group, may affect the price of our common stock. On September 30, 2000, our equity interest in Internet Capital Group had a market value of approximately $642 million, which was significant compared to our market value of $2.3 billion. The price of Internet Capital Group's common stock has been, and may continue to be, highly volatile. Our continuing growth is also dependent on the continuing strength of the market for securities of Internet infrastructure companies in general and initial public offerings of those companies in particular. Competition to acquire interests in Internet infrastructure companies is intense, which could reduce the returns we can achieve on our acquisitions.

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

  We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in companies in the technology-industry, many of which have experienced significant historical volatility in their stock prices. We typically do not attempt to reduce or eliminate our market exposure on securities. Based on closing market prices at September 30, 2000, the fair value of our holdings in public securities was approximately $1.3 billion (excluding warrants that are not exercisable). Approximately $642 million of these equity securities at September 30, 2000 consisted of holdings in Internet Capital Group. A 20% decrease in equity prices would result in an approximate $0.3 billion decrease in the fair values of our publicly traded securities.

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

  Availability under our bank credit facilities is determined by the market value of the publicly traded securities pledged as collateral. As of September 30, 2000, $296 million was available under this facility. If the market value of these facilities decreased 20%, the availability under the facility would be reduced to $249 million. Additionally, we are exposed to interest rate risk primarily through our bank credit facility. At September 30, 2000, there were no borrowings outstanding under these facilities.

  CompuCom is exposed to interest rate risk primarily through its receivables securitization and working capital facilities. CompuCom utilizes its borrowings on these facilities for its working capital and other borrowing needs. As of September 30, 2000, the securitization facility had borrowings of $175 million and the working capital has borrowings of $34.6 million. If CompuCom's effective interest rate were to increase by 75 basis points (0.75%), CompuCom's annual interest expense would increase by approximately $1.6 million based on CompuCom's average borrowings during the nine months ended September 30, 2000. Our share of this increase would be approximately $0.8 million after deduction for minority interest but before income taxes.

                                    PART II
                               OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K
           --------------------------------

     (a)   Exhibits
           Number                         Description
           ------                         -----------

            10.1 Restricted Stock Grant Letter dated February 28, 2000 from Safeguard Scientifics, Inc. to a certain executive (Exhibits Omitted)/(1)/

            10.2 Term note dated April 13, 2000 from a certain executive to Safeguard Scientifics, Inc./(1)/

            10.3 Form of Promissory Notes dated April 6, 2000 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants./(1)/

            10.4 Amended and Restated Credit Agreement among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Safeguard Delaware, Inc., and PNC Bank, N.A. (Exhibits Omitted)/(1)/

            10.5 Executive Employment Agreement dated March 13, 2000, between Anthony F. Pellegrini and CompuCom Systems, Inc./(1)/

            27*        Financial Data Schedule (electronic filing only)
            * filed herewith
            (1) Incorporated by reference from registrant's Form 10-Q for the quarter ended March 31, 2000 dated May 15, 2000 and made a part hereof by such reference.


     (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SAFEGUARD SCIENTIFICS, INC.
                                                    (Registrant)


Date: November 14, 2000                     /s/ Harry Wallaesa
                               -------------------------------------------------
                                                Harry Wallaesa
                                     President and Chief Operating Officer



Date: November 14, 2000                    /s/ Gerald A. Blitstein
                               -------------------------------------------------
                                               Gerald A. Blitstein
                               Senior Vice President and Chief Financial Officer
                                     (Principal Financial and Principal
                                               Accounting Officer)