Form 10-K
period 2000-12-31
SAFEGUARD SCIENTIFICS INC ET AL
filed 2001-04-02
CIK 86115

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 2000                                  Commission File Number 1-5620

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Aggregate market value of common stock held by non-affiliates (based on the closing price on the New York Stock Exchange) on March 21, 2001 was approximately $556.8 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by March 21, 2001 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

     The number of shares outstanding of the Registrant's Common Stock, as of March 21, 2001 was 117,299,573.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in this Form 10-K:

PART I
Item 1(b)                Note 20 on pages 60 to 62 of the Annual Report to
                         Stockholders for the year ended December 31, 2000,
                         which pages are filed as part of Exhibit 13 to this
                         Form 10-K.
PART II
Items 5, 6, 7 and 8      Pages 25 to 64 of the Annual Report to Stockholders for
                         the year ended December 31, 2000, which pages are filed as part of Exhibit 13 to this Form 10-K.
PART III
Items 10, 11, 12 and 13  Definitive Proxy Statement for the May 23, 2001 annual meeting of stockholders of Registrant, to be filed within 120 days after the end of the year covered by this Form 10-K Report.

                                     PART I

Item 1.  Business

General

     Safeguard is a leader in identifying, developing and operating emerging technology companies through its extensive network of partner companies and private equity funds. Safeguard acquires interests in developing infrastructure technology companies with a focus on three sectors: software, communications and e-Services. We accelerate their growth and integrate these companies into our network. The Safeguard network consists of more than 40 direct partner company holdings and an extended network of more than 260 network companies. This network provides Safeguard's partner companies such resources as strategic partners, customers, test beds and sales channels. Safeguard believes its experience developing and operating technology companies, our expertise in and focus on technology, and the reach of our network enable us to identify and attract companies with significant potential for success in the technology market.

     Safeguard's principal mission is to create long-term shareholder value. We believe shareholder value is maximized by retaining and promoting the entrepreneurial culture of the partner companies that we operate. The entrepreneurs of our partner companies generally retain significant equity interests in their businesses, and their interests as shareholders remain aligned with ours. We provide a full range of operational and management services to each of our partner companies through dedicated teams of Safeguard professionals. Each team has expertise in the areas of business and technology strategy, sales and marketing, operations, finance, human resource support and legal and transactional support, and provides hands-on assistance to the management of the partner company in support of its growth. The level of involvement varies and in some circumstances includes the provision of full-time interim personnel. Safeguard pursues various strategies to maximize the long-term value of our partner companies. These strategies include preparing our partner companies for initial public offerings, assisting with mergers and acquisitions and facilitating additional capital raising activities. Safeguard ultimately attempts to create shareholder value from these emerging companies by
(i) taking them public, either in a normal initial public offering or a rights or subscription offering, and subsequently by liquidating Safeguard's interest in the company over a period of time; or (ii) achieving other liquidity events for these companies (such as sales or mergers), which provides additional cash for Safeguard's operations.

     During 2000, Safeguard announced interests in 18 new partner companies and expanded its technology consulting and services operating businesses. Safeguard completed the sale of three private partner companies for total proceeds to Safeguard of more than $50 million. Safeguard also completed initial public offerings of two of its partner companies, eMerge Interactive (February) and Opus360 Corporation (April), using the Safeguard Subscription Program.

     Safeguard's network also includes its participation in the management of 12 private equity funds, which are located on our corporate campus and have total capital committed or invested of more than $2.7 billion. In addition, Safeguard is a limited partner in six other private equity funds which have total capital committed or invested of approximately $1.1 billion. Collectively, these 18 private equity funds augment our network by providing us with an expanded base through which to conduct our operations, including acquisition syndication opportunities and approximately $100 million in distributions to us during 2000. We believe our network of private equity funds creates opportunities for us and our partner companies to form strategic alliances and partnerships that may develop or enhance their businesses. Also, the personal relationships and expertise of the professionals employed by these funds are important resources for developing and evaluating acquisition opportunities. We frequently refer opportunities that do not fit our operating strategy to an appropriate fund.
The funds may pursue broader investment strategies and may invest at earlier stages and at less significant ownership percentages than Safeguard. The diversification within the funds allows Safeguard, through its network, to identify and take advantage of a broader range of emerging technologies, to maintain relationships with a greater number of promising entrepreneurs and to evaluate perceived shifts in technologies. In 2000, the private equity funds made over 95 new investments and had over 228 companies in their portfolios as of December 31, 2000.

     In April 2000, Safeguard completed its follow-on public offering, raising approximately $414 million, and completed common stock placements with three strategic investors (Compaq, IBM and Textron), raising an additional $200 million.

     Safeguard was incorporated in Pennsylvania in 1953.

Opportunities for Developing Technology Companies

     Safeguard focuses on three sectors that we believe provide the most significant opportunities in the infrastructure technology sector:

        . Software. Software providers develop and market software applications, tools and related services that support electronic commerce and integrate business functions. These include procurement platforms, distributed content management, web-based customer relationship management and supply chain management applications, dynamic pricing platforms, enterprise and Internet application integration, billing and payment systems and additional applications that enable electronic commerce and information management and communication.

        . Communications. Communications providers develop networks and design, and market products and services to support the communications infrastructure required for all electronic commerce. Products and services provided by these companies include network security and quality measurement software, communications services including wireline and wireless broadband access to Internet protocol networks, optical and Internet protocol-based network infrastructure software, and network management and optimization solutions.

        . e-Services. Providers of Internet-related services, or e-Services, develop, deploy and manage applications and Web sites to enable electronic commerce and automate business processes. e-Service providers may also offer the infrastructure to host applications from a centrally managed site. Services provided by these companies also include strategic guidance and implementation services that enable companies to take competitive advantage of the Internet.

Challenges Facing Developing Technology Companies

     We believe that to succeed in this rapidly evolving and highly competitive market, developing companies with leading-edge technologies and solutions need to understand the challenges and opportunities of global electronic commerce. To establish market leadership, these companies must accelerate the process of developing a sustainable enterprise, commercializing their core product or service offerings and bringing these products and services to market. In addition to capital, these companies require the resources to address the following challenges in establishing market leadership:

        . Technology. The strategic assessment of technology market opportunities and the design, development and commercialization of proprietary technology solutions, as well as access to complementary technologies and strategic partnerships.

        . Management. The recruitment and retention of an effective senior management team capable of providing strategic direction for these companies.

        . Legal and Financial. The development of appropriate corporate, legal and financial structures and the expertise to execute transactions.

        . Marketing. The identification of the company's strategic market position and the implementation of effective branding, launch and marketing strategies.

        . Operations. The establishment of facilities and administrative processes to support the growing enterprise.

        . Business Development. The creation of relationships that provide initial reference customers, external marketing channels and growth through strategic partnerships, joint ventures or acquisitions.

Our Solution and Strategy

     Safeguard provides the resources to address the challenges facing developing technology companies and enables these companies to capitalize on their potential opportunities. We believe that our experience in developing and operating technology companies and the reach of our network enable us to identify and attract companies with the greatest potential for success and to assist these companies to become market leaders. We believe that our network of more than 40 direct partner company holdings and an extended network of more than 260 network companies, in which we hold indirect interests through our partner holding companies and private equity funds, is a unique resource that provides us with competitive advantages in the development of technology companies. The Safeguard network is broad and deep and supports our development process from beginning to end.

     We utilize our extensive network to meet the strategic and operational needs of developing technology companies. Safeguard provides value acceleration services to its partner companies and leverages its vast network of resources to their benefit as strategic partners, customers, test beds and sales channels. In addition to providing our partner companies with capital, we draw on our network resources to offer strategic and operational services in a collaborative environment that serves to accelerate their development and allow them to rapidly capitalize on market opportunities. After a company achieves market success, we continue to operate as a partner, providing the partner company with ongoing access to our network resources and industry relationships.

     We provide a full range of operational and management services to each of our partner companies through dedicated teams of Safeguard professionals. Each team has expertise in the areas of business and technology strategy, sales and marketing, operations, finance and legal and transactional support, and human resources, and provide hands-on assistance to the management of the partner company in support of its growth. Each team is responsible for all elements of the acquisition and development of our partner companies, providing consistency to the relationship between Safeguard and the developing company and between the developing company and our network resources. In the execution of each element of our development process, the sector team coordinates the use of our network resources to leverage Safeguard's own capital and management resources.

     Our process for identifying, developing and operating the leading technology companies consists of the following five elements: sourcing, selection, planning, execution and operation. The first two, sourcing and selection, refer to our methodology for identifying and assessing acquisition opportunities. The last three, planning, execution and operation, refer to our post-acquisition process for enhancing the value of our partner companies.

Sourcing

     We believe the knowledge base of our management team, the sector expertise and relationships of our business teams, and the market presence of the companies in our broad network, including the networks of our partner holding companies and private equity funds, enable us to understand industry and technology trends in order to target potential technology leaders. Our teams identify compelling market segments and have the mandate to acquire interests in companies with technologies that best address the needs in that segment.

     We identify potential candidates through three types of sourcing processes. Acquisition opportunities may be directly sourced, co-sourced or outsourced. Directly sourced opportunities are identified through the efforts of the Safeguard management team and their network of industry and financial contacts. Co-sourced opportunities are developed with Safeguard's partner holding companies and private equity funds or result from spinouts from existing partner companies. Our relationships with 18 private equity funds, 12 of which are located on our campus, significantly expand our universe of co-sourced partner company acquisition opportunities. Outsourced opportunities come from the referrals, contacts and relationships of companies, entrepreneurs, managers and consultants that comprise our network of industry relationships.

Selection

     Our teams rapidly identify and acquire those companies that we believe have the potential to be market leaders and are potentially synergistic with our network. When we identify a company that appears to meet our current criteria, we evaluate the company's potential, relying on both our management's own expertise and rapid input from sources of expertise within our network. For example, we may call upon the specific expertise or experience of management at our partner companies or private equity funds, or we may call upon one of our information technology operating partner companies, such as aligne incorporated, to perform a rigorous technology assessment. We may also call upon a company in our network to implement and evaluate a promising technology on a test bed, trial basis. We believe that these resources permit us to make highly informed judgments concerning a company's potential more rapidly than our competitors that do not have similar resources. As a result of our business model and extensive experience, we believe that we are able to complete acquisitions quickly and efficiently.

     We select potential partner companies using the following primary criteria:

        . Industry-Leading Technology. We focus on companies that we believe have the potential to be market leaders and whose technology or processes provide them with a competitive advantage that prevents competitors from easily entering their market. In addition, we look for companies with accomplished technical teams that we believe have the skills to bring their concepts to market quickly.

        . Markets. We focus on companies that offer products and services to large and rapidly growing markets. We favor markets that are sufficiently developed for the company to start aggressively building its customer base, although we will also acquire companies whose market opportunity anticipates important trends that we have identified. We attempt to assess a company's potential market share within its addressable market by evaluating the level of competition presented by other companies, traditional businesses and potential market entrants. We favor companies with strong competitive positions where there is no dominant participant in their addressable market.

        . Compelling Business Model. We place an emphasis on companies with compelling, sustainable business models. We require companies to be able to achieve cash flow breakeven within 24 months. We target companies that we believe have the potential to achieve and sustain high profit margins.

        . Management. We believe that entrepreneurial leadership is essential. The identification and development of entrepreneurs is central to our history and culture. We target entrepreneurs who we believe demonstrate the leadership skills required to guide the strategy and development of an early-stage company. In addition, we target companies with highly qualified executive teams that will be able to manage the rapid organizational development that we expect our partner companies to achieve.

        . Fit with Safeguard Network. As we continue to build our network, we look for companies that will complement our existing partner companies and create synergy with and provide support to other companies in our network.

     Among the companies that satisfy these criteria, we focus on acquiring interests in companies that can benefit from services provided by us and our network. In view of the operating resources we devote to the development of companies, we seek opportunities to take a meaningful ownership position and exercise significant operational influence. Our objective is to maintain an interest of more than 30%, either directly or through our affiliated partner companies or private equity funds, while ensuring that management and key personnel still retain a significant equity stake in the company, although where necessary, we can structure solutions to achieve significant influence with lower ownership levels. Generally, we are the largest single shareholder, exercise significant influence over the company and obtain significant board representation. We believe that by limiting our acquisitions to situations in which we can establish a substantial economic and operational relationship, we are able to make more efficient use of our capital and management resources and derive a greater benefit from the addition of new partner companies to our network.

Planning

     Once we acquire an interest in a partner company, we take an active role in its strategic direction and provide operational support. Through our experience in developing and operating technology companies, we have developed a methodology for accelerating our partner companies' successes. Prior to closing an acquisition, we begin to work with a prospective partner company to:

        .  define its near term strategic goals;

        .  identify the key milestones to reaching these goals;

        . identify the business metrics that will be applied by Safeguard and the markets to measure its success; and

        .  identify potential synergies with Safeguard's network of companies.

     We conduct a needs assessment to determine the nature and timing of the resources required to help the company achieve its goals. We then either provide the company with appropriate services and support from within Safeguard and its network or help them identify and negotiate to obtain these services from third-party suppliers or strategic partners. We help our partner companies measure their progress and continually reassess their objectives and requirements. By helping our partner companies' management teams remain focused on their critical objectives and providing them with resources not typically available to early-stage companies, we believe we are able to significantly accelerate their development and success.

     Once a company has completed its early development process, we engage in an ongoing planning and assessment process. Safeguard executives serve on the board of directors of each of our partner companies and work with it to develop its annual strategic plan. Achievement of its annual plan is monitored through monthly reporting of strategic performance metrics and financial results. This planning and reporting system for our more mature partner companies provides an efficient means for our management to identify when additional involvement and support may be required.

Execution

     Our objective is to permit the entrepreneur to remain focused on the company's core business objectives. If the partner company does not have sufficient access to the resources required to execute its plan, the Safeguard business partner responsible for the company will seek to utilize our network to obtain the required resources. We believe these services provide our partner companies with significant competitive advantages in competing in their individual markets. The resources our partner companies draw upon to accelerate their development include the following:

     Technology. Our history as a developer of technology companies provides us with ample resources to support the technology development of a new partner company. We and our partner companies frequently call upon our e-Service providers, such as aligne incorporated, to perform strategic and operational technology assessments and to provide support for the commercialization of technology solutions. In light of the demand for qualified technology workers, the hundreds of consultants, developers, integration experts and other technology specialists within our network provide our partner companies with a unique competitive advantage. They also permit us to acquire companies that possess break-through technologies that require substantial development to reach commercialization. Through our network we are also able to identify and provide preferred access to complementary technologies and promote strategic partnerships with technology leaders.

     Management. Through our network, we have access to entrepreneurial and operational talent that is frequently called upon to serve on the board of directors or advisory boards of our partner companies, or in temporary executive capacities during the rapid development of a new partner company. We can also assist a partner company to respond to temporary demands for additional highly qualified personnel through our consulting and service companies.

     Legal and Financial. In addition to the business partner responsible for the acquisition and overall development of each partner company, we assign a financial and legal partner to each new partner company. These professional partners are involved in the due diligence preceding the acquisition and are responsible for assessing financial and legal issues, including the recommendation of best practices within their areas of expertise. The expertise of dedicated professional partners remains available to our partner companies when they are seeking to execute major corporate or other financial transactions.

     Marketing. We provide our partner companies with strategic guidance regarding market positioning, product launch and marketing and public relations. Insights concerning market position are obtained from our internal research and trend analysis and the collective intelligence of the companies within our network.

     Facilities. Our corporate campus in suburban Philadelphia currently contains approximately 115,000 square feet of flexible office space that is home to Safeguard, Internet Capital Group, 12 private equity funds, the Eastern Technology Council, and from time to time, resident entrepreneurs. We are in the process of expanding our corporate campus by approximately 25,000 square feet of office space. In addition, our facilities partner, TechSpace, provides facilities and support services to start-up and early stage companies.
TechSpace currently has two sites in New York and sites in Boston, San Francisco and Toronto with an additional site under construction in Austin.

     Business Development. Our business and professional partners offer assistance in identifying, evaluating, structuring and negotiating joint ventures, strategic alliances, joint marketing agreements, acquisitions and other corporate transactions. In addition, we offer our partner companies a variety of services designed to reduce their operating costs, enable them to focus on product development and marketing and accelerate their time-to-market with new products and services. Most importantly, our network of more than 300 companies provides opportunities for synergistic business development to new partner companies. New partner companies are asked to identify and prioritize the business relationships that they would like to establish within our network. Our business partners then work closely with the partner company to support the formation of these relationships. This active promotion of collaborative opportunities within our network is central to our operating strategy.

Operation

     Our business model is to develop, integrate and operate a network of leading technology partner companies. We believe our operating model gives us and each of our partner companies an advantage over other developing companies that do not have access to the same network of resources. We also believe our model provides advantages over large, established companies that do not have the necessary entrepreneurial agility to compete in emerging, rapidly changing markets. By operating through independent companies, we can attract talented entrepreneurs to run our businesses and we can partner with emerging companies that are creating ground-breaking technologies and services. We insist that our entrepreneurs own significant equity stakes in their companies to provide maximum financial incentive for excellence. We operate as partners, in a horizontal organizational structure, in order to encourage our partners' entrepreneurial energy and creative talents.

     We believe that our collaborative network is particularly effective in benefiting our companies. We promote the sharing of knowledge, industry experience and business contacts that serve to accelerate technology development and encourage cross-selling and marketing opportunities. We believe that the sharing of information and development of strategic relationships among our partner companies provides them with a competitive advantage. In addition, we seek to leverage the aggregate purchasing power of our network of partner companies to reduce their individual costs of obtaining third party services and products. Our partner companies also capitalize on the industry relationships of our management team and board of directors to facilitate strategic partnerships, technology licensing agreements, distribution arrangements and co-marketing relationships with other technology companies. In addition, we promote collaboration through making introductions, conducting seminars and conferences, identifying prospective alliances and monitoring the ongoing relationships among our partner companies. Safeguard arranges several annual conferences for its partner companies, including the "Think Again(TM)" annual conference, the annual senior partners meeting, the annual chief financial officers' conference and smaller on-campus and off-site conferences.

The Safeguard Network

     Our network consists of more than 300 companies. We hold direct interests in more than 40 companies, which we call partner companies, and indirect interests in more than 260 additional companies, which we call network companies, through Internet Capital Group and our other partner holding companies and private equity funds.

     We focus on developing and operating three types of technology companies: software providers, communications providers, and e-Services providers. The following are our core partner companies:

         Software              Communications                e-Services
         --------              --------------                ----------
      Atlas Commerce       NexTone Communications              aligne
         Buystream            Pac-West Telecomm     Cambridge Technology Partners
          LifeFX                    SOTAS                 DataCenter Direct
  Nextron Communications         ThinAirApps                 eonDigital
         Presideo                WebTelecom                    iMedium
      REALTIME MEDIA           Wireless OnLine                 Kanbay
          Sanchez                                                Mi8
          USDATA                                      OAO Technology Solutions
                                                               Opus360
                                                               Palarco
                                                               Persona
                                                              TechSpace

     The following tables provide a summary of our partner companies in our three core sectors. Our ownership positions in the following tables have been calculated as of March 15, 2001, based on the issued and outstanding voting securities of each partner company, assuming the issuance of voting securities on the conversion or exercise of non-voting preferred stock, but excluding the effect of options, warrants and convertible debt. Our ownership percentages in certain of the partner companies described below include equity interests that have been acquired by our management subject to the restrictions and thresholds of our long-term incentive plan. Our ownership percentage assumes the purchase by Safeguard of equity securities upon satisfaction or waiver of all partner company funding conditions. See Notes 4 and 5 of Notes to Consolidated

Financial Statements for information about the market value as of December 31, 2000 of our holdings in our publicly traded partner companies and publicly traded companies that we account for as available for sale.

Software

     Software providers develop and market software applications, tools and related services that support electronic commerce and integrate business functions. These include distributed content management, web-based customer relationship management applications and supply chain management applications, procurement platforms, dynamic pricing platforms, enterprise and Internet application integration, billing and payment systems and additional applications that enable electronic commerce and information management and communication.

                                                                                                      % Owned
      Company                                    Description of Business                            By Safeguard
     ---------                                   -----------------------                            ------------
------------------------------------------------------------------------------------------------------------------
Atlas Commerce                Atlas Commerce delivers Internet business applications for                 35%
(www.atlascommerce.com)       private eHubs. Atlas enables global organizations to turn their existing business partnerships into competitive advantage by automating strategic sourcing processes, improving management of supply and demand, and integrating commerce transactions across their entire value chain. The company demonstrates its expertise with support for strategic sourcing of direct materials; global commerce transactions; multi-tier supplier relationships;
                              collaborative planning, forecasting and replenishment; and XML integration with legacy applications and trading exchanges. Atlas offers proven value, helping its customers achieve increased revenue, lower cost of goods sold, improved margins and faster response times.
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Buystream                     Buystream's analytic solutions help companies manage their online          31%
(www.buystream.com)           business by measuring only what matters.  Buystream's solutions analyze key business Eventstreams to deliver usable and
                              actionable information to improve online business processes and maximize results.  Buystream's solutions combine best-of-breed software and E-Metric Research Group business consulting to support e-companies through every phase of analysis and
                              re-engineering, from designing the site through managing buyer conversion factors to optimizing visitor loyalty.
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
LifeFX                        LifeFX (Nasdaq: LEFX) is creating the face of the Internet by              47%
(www.lifefx.com)              developing photo-realistic, digital human faces, or LifeFX
(Nasdaq: LEFX)                Stand-In(TM) virtual people, that can interact in real time.
                              LifeFX Stand-In(TM) virtual people will be used by Web businesses as life-like customer-service and sales representatives, guides, teachers and entertainers, while consumer applications will include e-mail, instant messaging and chat rooms.
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Nextron Communications        Nextron Communications is a software development company that              54%
(www.nextron.com)             builds corporate Web sites for global companies and works with partners such as Internet service providers, telecommunication companies, and other major corporations to provide Web content management products and services.
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Presideo                      Presideo is a security infrastructure software and services                41%
(www.presideo.com)            company, which enables trusted exchanges of confidential
                              information primarily for the healthcare and benefits markets.
                              Presideo's Trust Services(SM) technology incorporates single sign-on software, Public Key Infrastructures ("PKI"),
                              credentialing, regulation sensitive reporting and the ability to launch these applications using multiple tokens including various forms of biometrics. They are active in numerous industry
                              organizations that are establishing guidelines to meet the requirements of Health Insurance Portability and Accountability
                              Act of 1996 ("HIPAA") and other regulations governing security and privacy standard in electronic data.
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
REALTIME MEDIA                REALTIME MEDIA is a full-service online direct marketing                   43%
(www.realtimemedia.com)       that uses innovative promotional techniques to create awareness, build traffic, and generate leads for its high-profile Internet and traditional clients. REALTIME MEDIA was originally formed to be an Internet promotional services company and is recognized as an industry pioneer in online promotions, instant-win, and sweepstakes technologies. The company has evolved from a product promotions company to a full solutions provider for attracting and keeping customers for both online and combination
                              online/offline companies.
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Sanchez Computer              Sanchez Computer Associates (Nasdaq: SCAI) is a leading developer          25%
Associates                    and integrator of financial services software applications for
(www.sanchez.com)             the world's largest institutions.  Sanchez markets a suite of
(Nasdaq: SCAI)                integrated banking, brokerage and financial services applications called PROFILE(R).  Products within the integrated suite are multi-currency, multi-language and provide institutions with comprehensive solutions for retail banking, brokerage and
                              financial services integration.  PROFILE solutions are channel independent and provide mission critical transactional processing and integration across an institution's enterprise.
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
USDATA                        USDATA (Nasdaq: USDC) is a global supplier of component-based production                  40%
(www.usdata.com)              software that is designed to help customers reduce operating
(Nasdaq: USDC)                costs, shorten cycle times and improve product quality in their manufacturing operations. The company's software enables
                              manufacturers to access accurate and timely information --
                              whether they are on the plant-floor, in the office, or around the globe. USDATA's solutions span the full range of manufacturing, from monitoring equipment to tracking product flow, and are designed to integrate seamlessly with customer's existing
                              manufacturing and business software.
------------------------------------------------------------------------------------------------------------------

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

                                                                                                      % Owned
       Company                                   Description of Business                            By Safeguard
       -------                                   -----------------------                            ------------
------------------------------------------------------------------------------------------------------------------
NexTone Communications        Powering the Virtual Central Office, NexTone Communications is a           37%
(www.nextone.com)             leading provider of advanced application creation and service delivery systems for next-generation communication networks.
                              NexTone's iServer architecture enables rapid design and
                              deployment of powerful enhanced services and value-added
                              applications to small and medium-sized businesses in the most simple and cost effective way.
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Pac-West Telecomm             Pac-West Telecomm (Nasdaq: PACW) is a rapidly growing provider of           7%
(www.pacwest.com)             integrated communications services throughout the western U.S.
(Nasdaq: PACW)                Pac-West supplies Internet infrastructure and broadband services to Internet service providers (ISPs), and integrated voice, data and Internet services to small and medium-sized businesses. The company currently has operations in California, Nevada,
                              Washington, Colorado, Utah and Arizona, and is rapidly expanding its network into other western states.
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
SOTAS                         SOTAS provides solutions that empower service providers to run             66%
(www.sotas.com)               profitable networks and serve their customers by presenting the right information, at the right time, to the right decision makers. Using data gathered from existing network elements, such as switches, test equipment from multiple vendors, legacy
                              systems, and databases, SOTAS' solutions give service providers the tools to make decisions in real time in order to more
                              effectively, design, provision, diagnose, view, monitor, and manage communications networks.  SOTAS' provides an advanced portfolio of analog and digital intrusive testing systems and data management and reporting systems to help customers achieve the full strategic potential of their networks. With headquarters in Gaithersburg, Maryland USA, and offices in Bristol, England and New Delhi, India, SOTAS serves service providers around the globe.
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
ThinAirApps                   ThinAirApps is a pioneer in wireless information access software           34%
(www.thinairapps.com)         providing the most open platform for extending information to any wireless device, and focused on enabling applications that reflect the way people live and work in a mobile society. The company is committed to delivering the most advanced and
                              easiest-to-use software and tools for end users, businesses, developers, and service providers.
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
WebTelecom                    WebTelecom is an Internet infrastructure company selling                   53%
(www.webtele.com)             communication services. The company provides complete solutions, including technology, software and services, for the CRM market and core technology in a variety of emerging markets. WebTelecom has developed the first fully comprehensive solution for
                              real-time human-to-human (H\\2\\H) communications over the Internet.
                              Communications on demand is the "missing link" needed to grow
                              e-commerce and online productivity to optimal levels. WebTelecom provide a single solution for Internet communication tools, including voice, video, text-chat, co-browsing and additional online collaboration capabilities.
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Wireless Online               Wireless Online is a global leader in smart wireless equipment,            43%
(www.wireless-online.com)     providing products from smart base stations and smart
                              applications to smart antenna systems. The company's proven, patented smart technology enables network operators to achieve better coverage and capacity with three to ten times fewer sites.
                              Wireless Online leverages its SeRFiT(TM), Spectral Reuse and
                              Filtering Technology, and its common platform architecture to serve the multiple frequency bands, modulation schemes and protocols that are prevalent in the wireless data industry.
------------------------------------------------------------------------------------------------------------------

e-Services

     Providers of Internet-related services, or e-Services, develop, deploy and manage applications and Web sites to enable electronic commerce and automate business processes. e-Service providers may also offer the infrastructure to host applications from a centrally managed site. Services provided by these companies also include strategic guidance and implementation services that enable companies to take competitive advantage of the Internet.

                                                                                                       % Owned
   Company                                Description of Business                                 By Safeguard
   -------                                -----------------------                                 ------------
------------------------------------------------------------------------------------------------------------------
aligne                        aligne is an information technology consulting firm that assists           100%
(www.aligne.com)              senior executives in optimizing their companies' investments in technology. aligne offers businesses a variety of services ranging from IT strategy development and enhancement to
                              applications development and infrastructure support by leveraging proven methodologies for setting, measuring, achieving and governing technology objectives. aligne develops and implements technology strategies designed to align IT assets with business objectives for medium and large enterprises.
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Cambridge Technology          Cambridge Technology Partners (Massachusetts) (Nasdaq: CATP)               17%
Partners (Massachusetts)      provides strategic and management consulting as well as systems
(www.ctp.com)                 integration services to transform its clients into electronic
(Nasdaq: CATP)                businesses. Working in collaboration with Global 1000 and
                              high-velocity middle market companies, Cambridge combines a deep understanding of electronic commerce issues with integrated, end-to-end services and a record of shared risk and rapid, guaranteed delivery.  On March 12, 2001, Novell, Inc. (Nasdaq:
                              NOVL), a leading provider of Net services software, entered into a definitive agreement to acquire Cambridge, subject to customary closing conditions, including approval under the
                              Hart-Scott-Rodino Antitrust Improvements Act.
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
DataCenter Direct             DataCenterDirect is a managed services provider working with               76%
(www.datacenterdirect.com)    global 2000 and emerging technology and e-commerce companies seeking to outsource the design, management, deployment and hosting of their Internet infrastructure.  DataCenterDirect's integrated solutions and proprietary software tools facilitate the management of new internet applications and the transition and integration of legacy systems to a web-based environment.
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
eonDigital                    eonDigital provides web-hosted software to streamline and                  11%
(www.eondigital.com)          consolidate the process of developing and producing marketing materials, customized communications and complex documents.
                              eonDigital has integrated best-of-class software products in content management, collaboration, project management and
                              publishing into one end-to-end solution, providing companies with one platform for the development of print, web and wireless communications.  The patent-pending application connects all authorized parties, including colleagues, partners, and vendors, involved in the development process through a centralized global repository and provides them with the tools to better
                              collaborate, manage and produce the communications, delivering up to 40% process efficiencies. eonDigital offers
                              specifically-tailored solutions to vertical industries, such as advertising agencies, financial services, and pharmaceuticals.
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
iMedium                       iMedium is a leading provider of hosted software solutions that            31%
(www.imedium.com)             enable sales and marketing executives to get more value from their marketing programs and sales support materials.  iMedium solutions record, measure and report on sales activity and customer interactions using smart, interactive software that helps sales personnel communicate with customers.
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Kanbay                        Kanbay is a global e-Enterprise Integrator that enables                    30%
(www.kanbay.com)              businesses to excel in the digital economy. Kanbay's proprietary methodology, e*Path(TM), incorporates strategy, web enablement, application development, and value chain integration,
                              transforming a client's business to an e-business. Its worldwide delivery process, GlobalLink(SM), provides rapid implementation of secure, scalable e-solutions.
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Mi8                           Mi8 is a premier application service provider for advanced                 27%
(www.mi8.com)                 messaging and collaboration software, enabling organizations to reduce costs, accelerate deployments, and focus on core business activities.  Mi8 leverages high performance Internet and wireless technologies to deliver these application services to any device, anywhere, any time.
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
OAO Technology Solutions      OAO Technology Solutions (Nasdaq: OAOT) is a global provider of            31%
(www.oaot.com)                information technology and e-Business solutions, providing rapid
(Nasdaq: OAOT)                integration, effective management and ongoing support of IT environments. By offering both custom integration and ASP
                              delivery with a single point of accountability, OAOT is able to extend its client's IT investments through a customer-centric, solutions-oriented structure. Strong partnerships with leading industry providers and offices extending throughout North America and abroad give OAOT the ability to deliver end-to-end services and solutions.
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
OPUS360                       Opus360 (Nasdaq: OPUS) has developed and is marketing an                    7%
(www.opus360.com)             e-Business software solution, Workforce360, for efficiently
(Nasdaq: OPUS)                managing and acquiring professionals.  The company provides a business-to-business, electronic commerce platform that enables independent professionals, consultants and other knowledge workers with technology, creative, strategic consulting, and other expertise, to connect with businesses requiring
                              project-based resources.
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Palarco                       Palarco is a full service solution provider, including strategic          100%
(www.palarco.com)             management and IT consulting, applications development, solutions architecture, e-business implementation, hardware performance benchmarking and sales, and technical support.
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Persona                       Persona designs, builds and manages Internet-based marketing               30%
(www.persona.com)             systems and services that bring businesses and consumers together in a permission-based relationship. These systems and services enable businesses to benefit from richer, more accurate consumer information thus optimizing the effectiveness of their marketing investment. Consumers are empowered to control, manage, and benefit from this information exchange.
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
TechSpace                     TechSpace exists to help small companies grow and larger                   45%
(www.techspace.com)           companies expand. Through their network of high tech communities,
                              TechSpace provides plug and play office space, on-site tech support, a menu of discounted business services, and access to venture capital through its partner company, TechSpace Xchange.
                              By providing its member companies with an immediate solution for great office space without the hassle of a long-term lease or the sting of outrageous upfront costs, TechSpace makes it possible for them to grow while focusing on their core businesses.
                              TechSpace's clients range from the lean start-up looking for their first business address to established companies needing seamless expansion into a new city. TechSpace currently operates two facilities in New York, with additional sites in Boston,
                              Toronto and San Francisco with an additional site under
                              construction in Austin.
-----------------------------------------------------------------------------------------------------------------

Enabling Partner Companies

     An important part of our strategy is to maintain long-term relationships with partner companies that add value to our network. Certain partner companies can provide services, technologies, or distribution channels to our other companies, act as test sites for our companies' new products and services, or are potential customers for them. Some of our partner companies follow Safeguard's operating model of acquiring interests in, developing, and operating their own network of companies, which expands the reach of our network. Still other companies in our network help us to validate our market assumptions or obtain competitive intelligence. Many of our partner companies fulfill more than one of the above roles.

     Internet Capital Group. Internet Capital Group (Nasdaq: ICGE) is an Internet holding company actively engaged in business-to-business e-commerce through a network of partner companies. It provides operational assistance, capital support, expertise, and a strategic network intended to maximize the long-term market potential of its business-to-business e-commerce partner companies. Internet Capital Group was founded in 1996 by Safeguard executives who anticipated the transformational effect of Internet business-to-business e-commerce markets. The company has creatively adapted our operating model to establish itself as a leading network of business-to-business e-commerce companies. Internet Capital Group's network consists of over 70 companies. Internet Capital Group is headquartered on our corporate campus, we remain its largest shareholder and executives from Internet Capital Group and Safeguard serve on each other's Board of Directors. We believe our affiliation with Internet Capital Group helps us strengthen our own business model and provides us insight into the fast-evolving business-to-business e-commerce market. Internet Capital Group's network of business-to-business partner companies also constitutes a significant group of potential customers for our own partner companies. In addition, Safeguard and Internet Capital Group have collaborated in the funding and development of companies. We believe that the relationship between Safeguard and Internet Capital Group strengthens our respective partner companies and creates a powerful combined network of companies to enable the growth of e-commerce.

     Other Business-to-Business Electronic Commerce Companies. In addition to Internet Capital Group and its network of business-to-business electronic commerce companies, we also have a direct interest in eMerge Interactive, (Nasdaq: EMRG) which completed its initial public offering in February 2000. eMerge Interactive has a powerful business model designed to capture large segments of the livestock market for electronic commerce, and add significant value to our electronic commerce business. We also have interests in AgWeb, EqualFooting (d/b/a Equidity) and GoCo-Op.

     CompuCom. CompuCom Systems, Inc., (Nasdaq: CMPC) our majority-owned subsidiary, plays a key role in the implementation of our strategy. CompuCom is a leading provider of technology management services and information technology products to large and medium-sized businesses throughout the United States. CompuCom provides a wide range of services that are intended to simplify the selection, integration and cost-effective, ongoing management of the digital infrastructure of its clients. CompuCom markets and sells technology management services and products through a direct sales force to approximately 6,000 business clients. CompuCom provides a substantial distribution channel and often serves as a test site for Safeguard's other partner companies' products and services.

     Partner Holding Companies. In addition to Internet Capital Group, we are involved in the management of and maintain holdings in a number of partner holding companies that complement our operating strategy and enhance the value
of our network.   These include: Redleaf Group, Inc., a technology operating company that provides services and capital for pre-seed and seed-stage technology companies; VennWorks (formerly known as incuVest LLC), a technology operating company that partners with corporations, universities and others seeking to profitably commercialize intellectual property; and Garage.com, a venture capital investment bank that provides funding services for high
technology and life sciences startups.   As each of these companies applies its
resources and capital to grow its own network of companies, the growth of Safeguard's network will continue to accelerate.

     Additional Partner Companies. Our additional partner companies are primarily providers of information technology products and services, marketing and branding services and business-to-consumer electronic commerce companies. They include: ChromaVision Medical Systems, Inc., DocuCorp International, Inc., QuestOne Decision Sciences Corporation, Tangram Enterprise Solutions, Inc. and Zer0 to 5ive. We also formed a strategic partnership with SRA International, Inc., an information technology firm specializing in systems integration and consulting. Our joint venture, SRA Ventures, focuses on developing and spinning off companies based on SRA's intellectual property.

Private Equity Funds

     In addition to our operating partner companies, we participate in managing 12 private equity funds, which are located on our corporate campus and have total capital committed or invested of more than $2.7 billion. Also, Safeguard is a limited partner in six other private equity funds which have total capital committed or invested of approximately $1.1 billion. Collectively, these 18 private equity funds augment our network by providing us with an expanded base through which to conduct our operations, including acquisition syndication opportunities and approximately $100 million in distributions to us during 2000. Investors in these funds increase our network's capital base and facilitate strategic partner development. The funds also increase the geographic penetration of our network, maintaining offices in Palo Alto, New York, Los Angeles, Boston and Austin. The personal relationships and expertise of the professionals employed by these funds are important resources for developing and evaluating acquisition opportunities. Safeguard frequently refers opportunities that do not fit Safeguard's operating strategy to an appropriate fund. The funds may pursue broader investment strategies and may invest at earlier stages and at less significant ownership percentages than Safeguard. These funds currently invest primarily in early-stage, rapidly growing Internet and other technology companies. The diversification within the funds allows Safeguard, through its network, to identify and take advantage of a broader range of emerging technologies, to maintain relationships with a greater number of promising entrepreneurs and to evaluate perceived shifts in technologies.

     The funds made over 95 new investments in 2000 and had over 228 companies in their portfolios as of December 31, 2000. The funds typically have a seven to ten-year life. Following is a list of the private equity funds located on our corporate campus:

     TL Ventures (5 funds)
     SCP Private Equity Partners (2 funds)
     Pennsylvania Early Stage Partners (2 funds)
     EnerTech Capital Partners (2 funds)
     Safeguard International Fund

Mechanisms to Realize Shareholder Value

     Our principal mission is to create shareholder value from our partner companies by (i) taking them public, either in a normal initial public offering or a rights or subscription offering, and subsequently by liquidating Safeguard's interest in the company over a period of time; or (ii) achieving other liquidity events for these companies (such as sales or mergers), which provides additional cash for Safeguard's operations.

Safeguard Subscription Program

     We assist a number of our partner companies to complete their initial public offerings. Generally, in connection with our initial acquisition of our equity interest in a partner company, our partner companies agree to offer shares to our shareholders through the Safeguard Subscription Program as part of the partner company's initial public offering. The program gives our shareholders the opportunity to participate in the initial public offerings of our partner companies. The offering ratio varies, but is based on the number of shares being offered under the program by the partner company in relation to the number of Safeguard shares then outstanding at the time. We purchase any shares in the program that are not purchased by our shareholders.

     Five of our partner companies, Internet Capital Group, US Interactive, Pac-West Telecomm, eMerge Interactive and OPUS360 completed their initial public offerings under the Safeguard Subscription Program.

Rights Offerings

     Historically, we assisted our partner companies with their initial public offerings by offering rights to purchase a partner company's stock solely to Safeguard shareholders in a "Rights Offering." A Rights Offering is an initial public offering in which the shares of a partner company are purchased by our shareholders by the exercise of rights that are obtained based upon the number of shares of Safeguard common stock held by the purchasing shareholder. One or more standby underwriters purchase shares not purchased upon the exercise of rights. We completed Rights Offerings for Novell, Inc. and CompuCom in 1985, Tangram Enterprise Solutions in 1987, Cambridge Technology Partners in 1993, Coherent Communications Systems Corporation in 1994, USDATA in 1995, Sanchez Computer Associates and Integrated Systems Consulting Group, Inc. in 1996, Diamond Technology Partners, ChromaVision Medical Systems and OAO Technology Solutions in 1997 and DocuCorp International in 1998.

Mergers and Acquisitions

     We have also historically assisted our partner companies in considering and evaluating merger and acquisition opportunities to promote shareholder value.
We help our partner companies identify acquisition partners or targets, evaluate these companies, negotiate terms and document the transactions. We have assisted our partner companies in completing various mergers and acquisitions. During 2000, Safeguard completed the sale of three private partner companies for total proceeds to Safeguard of more than $50 million.

Market Transactions

     We have sold shares of our public partner companies in open-market or privately negotiated transactions from time to time.

REVENUES OF CORE PARTNER COMPANIES

     Because we account for most of our partner companies under the equity method, our consolidated revenue figures reported in our consolidated financial statements do not reflect the aggregate revenue of our partner companies. The aggregate revenue (adjusted as described below) of our 26 core partner companies described in the preceding tables has grown from $1.043 million for 1999 and to $1.103 million for 2000. This data excludes revenues of our 15 other partner companies that enhance our network but are not in the software, communications or e-Services sector, such as CompuCom, which had revenues of $2.7 billion in 2000.

     Growth in aggregate partner company revenue is not indicative of growth in any particular partner company's revenue. The foregoing data includes revenue of all our core partner companies for all periods presented but excludes revenues of partner companies for years prior to the year we acquired an interest in them. Our partner companies' revenue figures are based on the unaudited financial statements prepared by each partner company. We do not believe these adjustments have a significant impact on the aggregate partner company revenue data disclosed above. In addition, these figures are preliminary in nature and are subject to change. They may differ from figures previously reported by each partner company due to any necessary corrections, changes resulting from differing interpretations of accounting principles upon review by the SEC or changes in accounting literature. For these reasons, we cannot assure you of the accuracy of the revenue figures. Also, since we do not consolidate the majority of our partner companies for financial reporting purposes and we do not include our largest consolidated subsidiary in the above table, the aggregate partner company revenue data disclosed above is not intended to represent the revenues that we have reported or will report on a consolidated basis in accordance with accounting principles generally accepted in the United States of America. In each case, these revenues are subject to the numerous risks and uncertainties elsewhere described in this report.

RISKS RELATED TO US

Our business depends upon the performance of our partner companies, which is uncertain

  If our partner companies do not succeed, the value of our assets, our results of operations and the price of our common stock could decline. The material risks relating to our partner companies include:

     . demand for the products and services of many of our partner companies depends on widespread commercial use of the Internet;

     . intensifying competition affecting the products and services our partner companies offer, which could lead to the failure of some of our partner companies;

     .  inability to adapt to the rapidly changing marketplace;

     . many of our partner companies are in the early stages of their development with limited operating history, little revenue and substantial losses and limited capital resources;

     . funding sources, unless Safeguard funds its partner companies, the partner companies may not have alternative funding sources;

     .  inability to manage growth;

     . weakness in the public and private capital markets for technology companies may affect our ability to realize value for our partner companies through initial public offerings; and

     .  the operating results of our partner companies.

These risks are discussed in greater detail under the caption "-Risks Related to Our Partner Companies" below.

Fluctuations in the price of the common stock of our publicly traded partner companies may affect the price of our common stock

     The aggregate market value of our equity interests in our publicly traded partner companies is $369 million as of March 15, 2001. Fluctuations in the market price of the common stock of our publicly traded partner companies are likely to affect the price of our common stock. The market price of many of our public partner companies' common stock has been highly volatile and subject to fluctuations unrelated or disproportionate to its operating performance.

Our success is dependent on the retention of our executive management

     Our success is dependent on our ability to retain executive management. If one or more of the members of our executive management were unable or unwilling to continue in their present position, our business could be disrupted.

Our ability to borrow funds may be limited

     Our ability to draw down on our credit facilities is dependent in part upon the market value of our equity interests in our publicly traded partner companies. If there is a significant decline in the market value of these equity interests, our ability to access our credit facilities may be limited or we may need to repay some of the amounts outstanding. At December 31, 2000, we were not in compliance with a financial covenant under our credit facilities. In 2001, our bank group waived this covenant through March 30, 2001. Unless our bank group extends this waiver beyond March 30, 2001, we will not be able to make draws under our existing credit facilities. We are currently negotiating a new credit facility totaling $100 million, but there can be no assurance that we will be able to complete this agreement. Any limitation on our access to our credit facilities may reduce our ability to execute our business plan.

Intense competition from other acquirers of interests in infrastructure technology companies could result in lower returns or losses on acquisitions

     We face intense competition from companies with business strategies similar to our own and capital providers as we develop and acquire interests in technology companies. Some of our competitors have more experience identifying and acquiring equity interests in technology companies and have greater financial and management resources, brand name recognition or industry contacts than we do. Although most of our acquisitions will be made at a stage when our partner companies are not publicly traded, we may pay higher prices for those equity interests because of higher trading prices for securities of similar public infrastructure technology companies and competition from other acquirers and capital providers which would result in lower returns or losses on our equity investments. In addition, our strategy of actively operating and integrating our partner companies generally requires us to acquire majority or controlling interests in partner companies. This may place us at a competitive disadvantage to some of our competitors because they have more flexibility than we do in structuring acquisitions.

We may be unable to obtain maximum value for our partner company interests

     We have significant positions in our partner companies. If we were to divest all or part of our interest in a partner company, we may not receive maximum value for this position. The realizable value of our interests in our partner companies may ultimately prove to be lower than the carrying value currently reflected in our consolidated financial statements. For partner companies with publicly traded stock, we may be unable to sell our interest at then-quoted market prices. The trading volume and public float in the common stock of many of our publicly traded partner companies are small relative to our holdings of common shares of the partner company. As a result, any significant divestiture by us of our holdings in these partner companies would likely have a material adverse effect on the market price of the partner company's common stock and on our proceeds from such a divestiture. For other partner companies, like Internet Capital Group, the absolute size of our holdings may affect our ability to realize their market value. In addition, registration and other requirements of applicable securities laws may adversely affect our ability to dispose of our interest in partner companies on a timely basis.

Our business strategy may not be successful if valuations of technology-related companies decline

     Our strategy involves creating value for our shareholders and the owners of our partner companies by helping our partner companies grow and access the public and private capital markets. Therefore, our success is dependent on acceptance by the public and private capital markets of technology-related companies in general and of initial public offerings of those companies in particular. If the capital markets for technology-related companies or the market for initial public offerings of those companies weaken for an extended period of time, we may not be able to take our partner companies public as a means of creating shareholder value. In addition, reduced market interest in technology companies may cause the market value of our publicly traded partner companies to decline.

We may have to buy, sell or retain assets when we would otherwise not wish to in order to avoid registration under the Investment Company Act

     We believe that we are actively engaged in the business of providing infrastructure products and services through our network of majority-owned subsidiaries and companies that we are considered to "control". Under the Investment Company Act, a company is presumed to control another company if it owns more than 25% of that company's voting securities and is the largest voting shareholder. A company may be required to register as an investment company if more than 45% of its total assets consists of, or more than 45% of its income/loss over the last four quarters is derived from, securities of companies it does not control or companies which are themselves considered investment companies. Because many of our partner companies are not majority-owned subsidiaries, because some of our partner companies may be considered or may become investment companies, and because we own 25% or less of the voting securities of a number of our partner companies, changes in the value of our interest in our partner companies and the income/loss attributable to our partner companies or changes in the status of our partner companies under the Investment Company Act could subject us to regulation under the Investment Company Act unless we take precautionary steps. For example, in order to avoid having excessive income from "non-controlled" interests, we may choose not to sell minority interests we would otherwise want to sell or we may have to generate non-investment income by selling interests in partner companies that we are considered to control. We may also need to ensure that we retain more than 25% ownership interests in our partner companies after any issuance by our partner companies of additional equity in offerings, acquisitions or other dilutive transactions. In addition, we may have to acquire additional income or loss generating majority-owned or controlled interests that we might not otherwise have chosen to acquire or may not be able to acquire "non-controlling" interests in companies that we would otherwise want to acquire. In the alternative, we may have to file an application with the SEC seeking to rebut the presumption that we do not control a company in situations where we own less than 25% of the voting securities. Issuing orders granting relief under these applications involves the discretion of the SEC and orders may be revoked or modified if the SEC finds an order to be no longer consistent with the facts. We have received orders issued by the SEC determining that we control Cambridge Technology Partners and Internet Capital Group though we own 25% or less of their voting securities. If these companies issue significant amounts of additional shares of common stock in offerings, acquisitions or other dilutive transactions, our ownership interest could be diluted to the point that we would no longer be able to rely on the orders received from the SEC. We cannot be certain that we will be able to preserve our percentage ownership at or near current levels. Our ownership levels may also be affected if these companies or our other partner companies are acquired by third parties. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively managing, operating and promoting collaboration by and among our network of partner companies.

Accounting conventions may require us to change the presentation of our financial statements

     Because we generally obtain less than a 50% voting interest in our partner companies, we generally do not consolidate the results of operations of our partner companies with our results of operations. We consolidate the results of operations of four companies, CompuCom, Tangram Enterprise Solutions, aligne and SOTAS because we own more than 50% of the outstanding voting securities.

     At December 31, 2000, we owned approximately 59% of the aggregate voting interests of CompuCom. If our voting ownership of CompuCom were to decrease below 50% as a result of the issuance of stock in an acquisition or other transaction, we may no longer be able to consolidate the results of operations of CompuCom with our results of operations that would cause our revenues to decline significantly. CompuCom had revenue of $2.7 billion during 2000.

Our partner companies could make business decisions that are not in our best interests or with which we do not agree, which could impair the value of our partner company interests

     Although we generally seek a significant equity interest and participation in the management of our partner companies, we may not be able to control significant business decisions of our partner companies. We may have shared control or no control over some of our partner companies. In addition, although we currently own a controlling interest in many of our partner companies, we may not maintain this controlling interest. Acquisitions of interests in partner companies in which we share control or have no control or the dilution of our interests in, and control over, partner companies will involve additional risks that could cause the performance of our interests and our operating results to suffer, including:

       . the management of a partner company having economic or business interests or objectives that are different than ours; and
       . partner companies not taking our advice with respect to the financial or operating difficulties that they may encounter.

     Our inability to prevent dilution of our ownership interests in our partner companies or our inability to otherwise have a controlling influence over the management and operations of our partner companies could have an adverse impact on our status under the Investment Company Act. Our inability to adequately control our partner companies also could prevent us from assisting them, financially or otherwise, or could prevent us from liquidating our interests in them at a time or at a price that is favorable to us. Additionally, our partner companies may not collaborate with each other or act in ways that are consistent with our business strategy. These factors could hamper our ability to maximize returns on our interests and cause us to recognize losses on our interests in partner companies.

RISKS RELATED TO OUR PARTNER COMPANIES

The success of many of our partner companies depends on the development of the infrastructure technology market, which is uncertain

     In general, our partner companies rely on the Internet as a medium for commercial transactions for the success of their businesses. The development of the electronic commerce market is in its early stages. If widespread commercial use of the Internet does not continue to develop, or if the Internet does not develop as an effective medium for providing products and services, our partner companies may not succeed.

     Our long-term success depends on widespread market acceptance of the Internet as a medium for electronic commerce. A number of factors could prevent such continued acceptance, including the following:

       . the unwillingness of businesses to shift from traditional processes to Internet-based processes;
       .  the failure to continue the development of the necessary network infrastructure for substantial growth in usage of the Internet;
       .  increased government regulation or taxation may adversely affect the viability of the Internet infrastructure market; and . the growth in bandwidth may not keep pace with the growth in Internet traffic, which could result in slower response times for the users of Internet-based commercial transactions.

Our partner companies face intense competition, which could adversely affect their business, financial condition, results of operations and prospects of growth

     There is intense competition in the technology marketplace, and we expect competition to intensify in the future. Our partner companies compete against companies outside our network of companies. Additionally, the intense competition within the technology marketplace may cause our partner companies to compete among themselves. Our business, financial condition, results of operations and prospects for growth will be materially adversely affected if our partner companies are not able to compete successfully with companies outside our family of companies or compete among themselves. We expect that additional competitors will enter the infrastructure technology market with competing products as the size and visibility of the infrastructure technology market opportunity increases. Many of the present and potential competitors may have greater financial, technical, marketing and other resources than those of our partner companies. This may place our partner companies at a disadvantage in responding to the offerings of their competitors, technological changes or changes in client requirements. Also, our partner companies may be at a competitive disadvantage because many of their competitors have greater name recognition, more extensive client bases and a broader range of product offerings.

Our partner companies may fail if they do not adapt to the rapidly changing technology marketplace

     If our partner companies fail to adapt to rapid changes in technology and customer and supplier demands, they may not become or remain profitable. We cannot assure you that the products and services of our partner companies will achieve market acceptance or commercial success, nor can we assure you that the businesses of our partner companies will be successful.

     The technology marketplace in general and infrastructure technology market in particular are characterized by:

       .  rapidly changing technology;
       .  evolving industry standards;
       .  frequent new products and services;
       .  shifting distribution channels; and
       .  changing customer demands.

     Our future success will depend on our partner companies' ability to adapt to this rapidly evolving marketplace. They may not be able to adequately or economically adapt their products and services, develop new products and services or establish and maintain effective distribution channels for their products and services. If our partner companies are unable to offer competitive products and services or maintain effective distribution channels, they will sell fewer products and services and forego potential revenue, possibly causing them to lose money. In addition, we and our partner companies may not be able to respond to the rapid technology changes occurring in Internet products and services in an economically efficient manner, and our partner companies may become or remain unprofitable.

Many of our partner companies have a limited operating history and may never be profitable

     Many of our partner companies are early-stage companies with limited operating history, have significant historical losses and may never be profitable. Many of these companies have incurred substantial costs to develop and market their products, have incurred net losses and cannot fund their cash needs from operations. We expect that the operating expenses of these companies will increase substantially in the foreseeable future as they continue to develop products, increase sales and marketing efforts and expand operations.

Many of our partner companies may grow rapidly and may be unable to manage their growth

     We expect many of our partner companies to grow rapidly. Rapid growth often places considerable operational, managerial and financial strain on a business. Many of our partner companies have only recently begun developing their financial reporting systems and controls. To successfully manage rapid growth, our partner companies must, among other things:

       . rapidly improve, upgrade and expand their business infrastructures; . attract and maintain qualified personnel; and . maintain adequate levels of liquidity.

     If our partner companies are unable to manage their growth successfully, their ability to respond effectively to competition and to achieve or maintain profitability will be adversely affected.

Some of our partner companies may be unable to protect their proprietary rights and may infringe on the proprietary rights of others

     Our partner companies assert various forms of intellectual property protection. This intellectual property may constitute an important part of our partner companies' assets and competitive strengths. Federal law, most typically, copyright, patent, trademark and trade secret, generally protects intellectual property rights. Although we expect the partner companies will take reasonable efforts to protect the rights to this intellectual property, the complexity of international trade secret, copyright, trademark and patent law, coupled with the limited resources of these young companies and the demands of quick delivery of products and services to market, create a risk that their efforts will prove inadequate. Some of our partner companies also license intellectual property from third parties and it is possible that they could become subject to infringement actions based upon the intellectual property licensed from those third parties. Our partner companies generally obtain representations as to the origin and ownership of such licensed intellectual property; however, this may not adequately protect them. Any claims against our partner companies' proprietary rights, with or without merit, could subject our partner companies to costly litigation and the diversion of their technical and management personnel. If our partner companies incur costly litigation and their personnel are not effectively deployed, the expenses and losses incurred by our partner companies will increase and their profits, if any, will decrease.

Our partner companies' operations may be disrupted by technological problems

     Some of our partner companies' businesses depend on the efficient and uninterrupted operation of their computer and communications hardware systems. It may be difficult to project the capacity limits on the technology, transaction processing systems and network hardware and software of our partner companies or of third parties they rely on. Our partner companies and the third parties they rely on may not be able to expand and upgrade their systems to meet increased use. As Internet usage increases the strain on the infrastructure of the Internet, our partner companies will need to expand the capacity of their technology, transaction processing systems and network hardware and software or find third parties to provide these services. In addition, our partner companies may not be able to expand and upgrade their systems and network hardware and software capabilities to accommodate increased use of their web sites or find third parties to provide these services. If our partner companies are unable to appropriately upgrade their systems and network hardware and software or find third parties to provide these services, their operations and processes may be disrupted.

Our partner companies' success depends on their ability to retain key personnel

     Our partner companies are dependent upon their ability to attract and retain senior management and key personnel, including trained technical and marketing personnel. Our partner companies will also need to continue to hire additional personnel as they expand. A shortage in the availability of the requisite qualified personnel would limit the ability of our partner companies to grow, to increase sales of their existing products and services and to launch new products and services.

Concerns regarding security of transactions and transmitting confidential information over the Internet may have an adverse impact on our partner companies

     We believe that concern regarding the security of confidential information transmitted over the Internet prevents many from using the Internet as a medium for communicating or engaging in electronic commerce. If our partner companies that depend on the growing use of the Internet do not add sufficient security features to their future product releases, our partner companies may not gain market acceptance or may have additional legal exposure.

     Despite the measures some of our partner companies have taken, the infrastructure of each of them is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents the security measures imposed by any one of our partner companies, he or she could misappropriate proprietary information or cause interruption in operations of the partner company. Security breaches that result in access to confidential information could damage the reputation of any one of our partner companies and expose the partner company affected to a risk of loss or liability. Some of our partner companies may be required to make significant investments and efforts to protect against or remedy security breaches.

Government regulations and legal uncertainties may place financial burdens on our business and the businesses of our partner companies

     Currently, there are few laws or regulations directed specifically at electronic commerce. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as the collection and use of data from Web site visitors and related privacy issues, pricing, content, copyrights, distribution and quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet and the Internet infrastructure market, which could decrease the revenue of our partner companies and place additional financial burdens on our business and the businesses of our partner companies.

     Laws and regulations directly applicable to Internet communications are becoming more prevalent. For example, the United States Congress recently enacted laws regarding online copyright infringement and the protection of information collected online from children. Although these laws may not have a direct adverse effect on our business or those of our partner companies, they add to the legal and regulatory burden faced by Internet infrastructure companies.

     Congress enacted a three-year moratorium, ending on October 21, 2001, on the application of "discriminatory" or "special" taxes by the states on Internet access or on products and services delivered over the Internet and on the application of federal taxes on electronic commerce. However, this moratorium does not prevent states from taxing activities or goods and services that the states would otherwise have the power to tax.

Furthermore, the moratorium does not apply to certain state taxes where taxes were in place before the moratorium was enacted.

COMPUCOM

     CompuCom Systems, Inc. (Nasdaq: CMPC) is a leading provider of technology management services and information technology products to large and medium-sized businesses throughout the United States. CompuCom provides a wide range of services that are intended to simplify the selection, integration and cost-effective, ongoing management of the digital infrastructure of its clients. CompuCom markets and sells technology management services and products through a direct sales force to approximately 6,000 business clients.

     To meet its customers' needs, CompuCom offers a variety of technology management services including IT strategic consulting, enterprise help desk services, asset management, multi-vendor hardware maintenance and support, logistics, integration, product configuration and distribution, software management, network and systems management, enterprise architecture, storage solutions, and mobile and wireless products, consulting and support. In addition, CompuCom is an authorized dealer of major personal computer products, networking and related products, computer-related peripheral equipment, mobile computing products and software for a number of manufacturers, including Compaq, IBM, Hewlett-Packard, Microsoft and Palm.

     CompuCom has been profitable every year since its inception and has achieved revenue growth of 13% compounded over the past five years. This revenue growth has been achieved both by internal growth and through acquisitions, the most notable of which occurred in May 1999 when CompuCom purchased the Technology Acquisition Services Division ("TASD") of Entex Information Services, Inc. However, in comparing 2000 with 1999, CompuCom experienced an 8.2% decline in revenue and a 55.8% decline in net earnings, including the combined impact of a restructuring charge of $5.2 million ($3.1 million after-tax) and a net gain on the sale of securities of $1.0 million ($0.6 million after-tax). After recording a net loss in the first quarter of 2000, CompuCom returned to profitability in each of the following three quarters. During the first quarter of 1999, CompuCom recorded its first net loss from operations, but returned to profitability in each of the following three quarters. In the fourth quarter of 1998, CompuCom recorded its first quarterly net loss as a result of a $16.4 million ($9.9 million after-tax) restructuring charge.

     On January 10, 2001, CompuCom completed the purchase of certain assets of MicroAge Technology Services, L.L.C. ("MTS") for approximately $81 million in cash, subject to certain post-closing adjustments. The assets acquired included certain trade and vendor accounts receivable, product inventory and prepaid assets. As part of the acquisition, CompuCom hired certain of MTS' national sales force, technical service personnel and administrative personnel.

     CompuCom believes the key to improving its earnings performance is the expansion of its higher margin services business, as well as focusing on lowering its cost structure through expense control and participation in programs designed to increase working capital efficiency. CompuCom's strategy is to focus on the growth of its services business, through both internal means as well as strategic acquisitions and alliances, while continuing to provide clients the ability to acquire multi-vendor products from a single source. However, as major manufacturers expand their plans to market and distribute products directly to CompuCom's clients, CompuCom anticipates continued pressure on product revenue and product gross margin, which may result in lower product revenues and product gross margin dollars.

     CompuCom currently operates primarily in two business segments - 1) computer products and 2) services - which include technology support services, IT consulting, network integration and configuration. Prior to April 1999, CompuCom also operated in a third business segment, customized application programming, primarily through its majority-owned subsidiary ClientLink, Inc. In April 1999, CompuCom completed the merger of ClientLink with E-Certify Corporation. The combined operations of ClientLink and E-Certify are conducted under the name E-Certify, Inc. CompuCom accounts for the ongoing operation of E-Certify, Inc. using the equity method.

     CompuCom's product sales accounted for 88% of Safeguard's total net sales in 2000, compared to 88% in 1999 and 87% in 1998. CompuCom's services sales accounted for 10% of Safeguard's total net sales in 2000, compared to 10% in 1999 and 12% in 1998. CompuCom's business tends to be subject to seasonal fluctuations, with the highest revenue levels generally occurring in the fourth quarter. Backlog is not considered to be a meaningful indicator of CompuCom's future business prospects due to the short order fulfillment cycle. Large corporate businesses accounted for the majority of CompuCom's net sales in 2000. However, no one customer accounted for more than 10% sales in either products or services. During 2000, 76% of CompuCom's product revenues derived from sales of Compaq, IBM and Hewlett-Packard products. CompuCom has agreements with these vendors that have been regularly renewed. These agreements are generally terminable by the vendor without cause on 30 to 90 days notice. However, CompuCom believes its relationships with these vendors are good but a material adverse effect on CompuCom's business would occur if a supply agreement with a key vendor was materially revised, was not renewed or was terminated or the supply of products was insufficient or interrupted.

     CompuCom's industry is characterized by intense competition and is currently experiencing a significant amount of consolidation. In the future, CompuCom may face fewer, but larger and better-financed competitors as a consequence of such consolidation. In addition, several computer manufacturers have expanded their channels of distribution and now actively compete for CompuCom's clients with their direct fulfillment initiatives. These initiatives accelerated in 2000 and CompuCom's management expects them to accelerate even further in 2001. In the highly fragmented computer services business, CompuCom competes with several larger competitors, corporate resellers pursuing services opportunities, as well as many smaller computer services companies. As CompuCom continues to focus on the growth of its services business, it also competes with service providers that have marketed and delivered the services CompuCom provides on a much larger scale and for a longer period of time. Some of these competitors have financial, technical, manufacturing, sales, marketing and other resources that are substantially greater than those of CompuCom. In addition, the computer products and services industry is characterized by intense price competition, which may adversely affect CompuCom's results of operations. There can be no assurance CompuCom will be able to continue to compete successfully with new or existing competitors.

     If CompuCom uses its stock for acquisitions or if some other dilutive event were to occur, Safeguard's voting interest in CompuCom could be diluted below 50%, in which event Safeguard would no longer consolidate CompuCom's financial results under current generally accepted accounting principles. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - General."

     CompuCom employed approximately 4,100 full-time employees as of December 31, 2000.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

     Information on net sales, net income and assets employed for each operating segment of Safeguard's business for the three-year period ended December 31, 2000 is contained in Note 20 to the Consolidated

Financial Statements on pages 60 to 62 of Safeguard's Annual Report to Stockholders for the year ended December 31, 2000, which is filed as part of
Exhibit 13 hereto and is incorporated herein by reference.

OTHER INFORMATION

     Export sales in each segment for the three-year period ended December 31, 2000 were less than 5% of the segment's total sales in each of those years. Backlog is not considered to be a meaningful indication of future business prospects for any of the Company's operating segments.

     The operations of Safeguard and its partnership companies are subject to environmental laws and regulations. Safeguard does not believe that expenditures relating to those laws and regulations will have a material adverse effect on the business, financial condition or results of operations of Safeguard.

EMPLOYEES

     At December 31, 2000, Safeguard and its consolidated subsidiaries have approximately 4628 employees, of which CompuCom employs approximately 89%. Safeguard believes relations with employees are good.

EXECUTIVE OFFICERS

     Information about Safeguard's executive officers can be found in Part III of this report under "Item 10. Directors and Executive Officers of Registrant."

Item 2.  Properties

     We own the office park in which our corporate headquarters and administrative offices are located in Wayne, Pennsylvania. The office park currently contains approximately 115,000 square feet, most of which we lease to our affiliated private equity funds, certain partner companies including Internet Capital Group, and other tenants. We are in the process of expanding our corporate facilities by approximately 25,000 square feet of office space. Our headquarters building is subject to a $3.6 million mortgage bearing interest at 9.75%, which amortizes over a 30-year term ending 2022 and is callable by the lender at any time beginning in 2002. We believe the properties are in good condition and repair and are adequate for the particular operations for which they are used. Additionally, we lease approximately 2,400 square feet of office space in Palo Alto, California. Our partner companies have various facilities throughout the United States, and they believe they can readily obtain additional facilities as needed to support their anticipated needs.

     CompuCom's executive and administrative facility in Dallas, Texas contains approximately 250,000 square feet of office space in two buildings on 20 acres. In 1999, CompuCom sold this facility and leased it back for a 20-year term with two five-year renewal options. CompuCom also leases 42,500 square feet of office space in Mason, Ohio, which lease expires July 2005 with a five-year renewal option. CompuCom leases configuration, warehouse and distribution centers in New Jersey, North Carolina and California under leases that expire from 2001 to 2004 with various renewal options. In September 2000, CompuCom closed its warehouse space in California and consolidated its operations to its New Jersey facility. In February 2000, CompuCom closed its co-location facility located at Compaq's headquarters and manufacturing campus in Houston, Texas.

Item 3.  Legal Proceedings

     We are not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote Of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

                                    PART II

Item 5.  Market For The Registrant's Common Equity and Related Stockholder
Matters

     Incorporated by reference to page 37 of its Annual Report to Stockholders for the year ended December 31, 2000, which page is filed as part of Exhibit 13 hereto.

     On October 20, 2000, we acquired from the shareholders of Data Center Direct, Inc. ("DCD") 76% of the outstanding capital stock of DCD. Pursuant to the terms of the stock purchase agreement, among other things, we issued an aggregate of 87,404 shares of our common stock, with a market value of approximately $1.375 million on the date of acquisition, to the stockholders of DCD in exchange for 8 million outstanding shares of DCD. We believe the shares of common stock were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the sale was made to a limited group of persons, each of whom was believed to have been a sophisticated investor who was acquiring the shares for investment without a view to further distribution. No underwriters were involved with the issuance and sale of the shares of common stock.

     On January 19, 2001, we acquired all of the outstanding capital stock of Palarco, Inc. and Palarco International, Inc. (collectively, "Palarco"). Pursuant to the terms of the stock purchase agreement, among other things, we issued 316,702 shares of our common stock, with a market value of approximately $2.8 million on the date of acquisition to Steven Siegfried, the sole stockholder of Palarco, in exchange for all of the outstanding shares of Palarco. We believe the shares of common stock were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the sale was made to an individual who we believed to have been a sophisticated investor who was acquiring the shares for investment without a view to further distribution. No underwriters were involved with the issuance and sale of the shares of common stock.

Item 6.  Selected Financial Data

     Incorporated by reference to page 25 of its Annual Report to Stockholders for the year ended December 31, 2000, which page is filed as part of Exhibit 13 hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated by reference to pages 26 through 37 of its Annual Report to Stockholders for the year ended December 31, 2000, which pages are filed as part of Exhibit 13 hereto.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Incorporated by reference to pages 36 and 37 of its Annual Report to Stockholders for the year ended December 31, 2000, which pages are filed as part of Exhibit 13 hereto.

Item 8.  Financial Statements and Supplementary Data

     Incorporated by reference to pages 38 through 64 of its Annual Report to Stockholders for the year ended December 31, 2000, which pages are filed as part of Exhibit 13 hereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers Of The Registrant

EXECUTIVE OFFICERS:

The following persons were executive officers of Safeguard on March 20, 2001:

                                                                                 Director,
                                                                                 Executive
                                                                                 Officer or
                                                                                Key Employee
Name                   Age                    Position(s)                          Since
----                   ---                    -----------                          -----
Warren V. Musser        74  Chairman of the Board and Chief Executive                   1953
                            Officer
Harry Wallaesa          50  President, Chief Operating Officer and Director             1999
Gerald A. Blitstein     41  Executive Vice President and Chief Financial                2000
                            Officer
John K. Halvey          40  Executive Vice President                                    1999
Jerry L. Johnson        53  Executive Vice President                                    1995
N. Jeffrey Klauder      48  Executive Vice President and General Counsel                2000
J. Edward Coleman       49  Chief Executive Officer of CompuCom
                            Systems, Inc.                                               1999

     Warren V. Musser has served as Chairman and Chief Executive Officer since 1953. Mr. Musser is Chairman of the Board of Cambridge Technology Partners (Massachusetts), Inc. He is also a Director of CompuCom Systems, Inc., Internet Capital Group, Inc., and TyCom, Ltd. and a trustee of Brandywine Realty Trust. Mr. Musser serves on a variety of civic, educational and charitable boards of directors, and serves as Vice President/Development, Cradle of Liberty Council, Boy Scouts of America; Vice Chairman of The Eastern Technology Council; and Chairman of the Pennsylvania Partnership on Economic Education.

     Harry Wallaesa became a Director of Safeguard in February 1999 and President and Chief Operating Officer of Safeguard in March 1999. Mr. Wallaesa served as President and Chief Executive Officer of aligne incorporated, which he co-founded in 1996, until Safeguard acquired a majority of the company in March 1999.

From 1985 to 1995, Mr. Wallaesa was the Chief Information Officer and Vice President of Management Information Systems at Campbell Soup Company, a global manufacturer and marketer of branded food products. Mr. Wallaesa is Chairman of the Board of CompuCom Systems, Inc. and a Director of Bowne, Inc., Redleaf Group Inc., aligne incorporated, Atlas Commerce, Pennsylvania Academy of the Fine Arts and University of Pennsylvania Health Systems.

     Gerald A. Blitstein joined Safeguard as Senior Vice President and Chief Financial Officer in February 2000 and became Executive Vice President in December 2000. From 1994 until joining Safeguard, Mr. Blitstein was a Managing Director of PaineWebber Incorporated. While a Managing Director at PaineWebber, Mr. Blitstein served as Managing Director, Executive Assistant to the Chairman from 1994 to 1996, Managing Director of Reengineering from 1997 to 1998, and Managing Director of Global Equities from 1998 to 2000.

     John K. Halvey joined Safeguard as a Senior Vice President in June 1999 and became Executive Vice President in December 2000. Prior to joining Safeguard, Mr. Halvey was a partner in the law firm, Milbank, Tweed, Hadley and McCloy, from 1994 to June 1999, where he was the head of its Business Technology Group. Mr. Halvey is a Director of OPUS360 Corporation, Buystream, Persona, Inc., Zer0 to 5ive LLC, TechSpace Xchange LLC and TechSpace Inc.

     Jerry L. Johnson joined Safeguard as Senior Vice President in September 1995 and became Executive Vice President in March 1999. Prior to joining Safeguard, Mr. Johnson served at US West, Inc., a regional Bell operating company, from 1985 through 1995, most recently as Vice President of Network Technology Services, a division of US West, Inc. Mr. Johnson is the Chairman of the Board of OAO Technology Solutions, Inc., Pac-West Telecomm, Inc., and SOTAS, Inc., and a Director of Dynegy, Inc., Kanbay, and QuestOne Decision Sciences Corporation.

     N. Jeffrey Klauder joined Safeguard as Senior Vice President in April 2000 and became Executive Vice President and General Counsel in December 2000. Prior to joining Safeguard, Mr. Klauder was a partner in Morgan, Lewis & Bockius LLP, a law firm, since 1986, where he was Co-Chair of the firm's Mergers & Acquisitions Group and a member of the firm's Advisory Board. Mr. Klauder is a Director of iMedium, Inc.

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

DIRECTORS:

Incorporated by reference to the portion of the Definitive Proxy Statement entitled "Election Of Directors."

Item 11.  Executive Compensation

     Incorporated by reference to the portion of the Definitive Proxy Statement entitled "Executive Compensation & Other Arrangements."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the portion of the Definitive Proxy Statement entitled "Stock Ownership of Directors and Officers as of April 6, 2001."

Item 13. Certain Relationships and Related Transactions

     Incorporated by reference to the portion of the Definitive Proxy Statement entitled "Relationships and Related Transactions with Management and Others."

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The Following Financial Statements and Schedules are Filed as Part of This
Report:

Consolidated Financial Statements
     Balance Sheets - December 31, 2000 and 1999
     Statements of Operations - years ended December 31, 2000, 1999 and 1998 Statements of Shareholders' Equity - years ended December 31, 2000, 1999 and 1998
     Statements of Comprehensive Income (Loss) - years ended December 31, 2000, 1999 and 1998
     Statements of Cash Flows - years ended December 31, 2000, 1999 and 1998 Notes to Consolidated Financial Statements
     Independent Auditors' Report
     Statement of Management's Financial Responsibility
Financial Statement Schedules
     Independent Auditors' Report
     Schedule I - Condensed Consolidated Financial Information of Registrant
     Schedule II - Valuation and Qualifying Accounts

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 2000.

(c) Exhibits

     The exhibits required to be filed as part of this Report are listed in the exhibit index below.

(d) Financial Statement Schedules

Separate financial Statements of Subsidiaries Not Consolidated

The 2000 consolidated financial statements of Internet Capital Group, Inc., required to be included in this report pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.1.

                         FINANCIAL STATEMENT SCHEDULES
                          Independent Auditors' Report

The Board of Directors and Shareholders
Safeguard Scientifics, Inc.:

Under date of March 15, 2001, we reported on the consolidated balance sheets of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to shareholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the
accompanying index.   These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 15, 2001

                          SAFEGUARD SCIENTIFICS, INC.
                                   SCHEDULE I
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

Assets                                                                        2000         1999
                                                                          ----------   ----------
Current Assets
 Cash and cash equivalents, restricted cash and short-term investments..  $  204,004   $   33,536
 Notes and other receivables............................................      13,611       32,275
 Prepaid expenses and other current assets..............................      19,857        6,929
                                                                          ----------   ----------
Total current assets....................................................     237,472       72,740
Property and equipment, net.............................................      27,156       24,865
Ownership interests in and advances to affiliates.......................     759,914      687,925
Available-for-sale securities...........................................     214,233      302,940
Deferred taxes..........................................................      39,216           --
Other...................................................................      47,043       20,719
                                                                          ----------   ----------
Total Assets............................................................  $1,325,034   $1,109,189
                                                                          ==========   ==========


Liabilities and Shareholders' Equity
                                                                             2000         1999
                                                                          ----------   ----------

Current Liabilities
 Current maturities of long-term debt...................................  $    1,533   $    6,758
 Accounts payable.......................................................       9,384          174
 Accrued expenses.......................................................      31,982       28,689
                                                                          ----------   ----------
   Total current liabilities............................................      42,899       35,621
Long-term debt..........................................................      13,421       14,354
Deferred taxes..........................................................          --      109,716
Other long-term liabilities.............................................     164,277      174,797
Convertible subordinated notes..........................................     200,000      200,000
Shareholders' Equity
 Common stock...........................................................      11,815       10,475
 Additional paid-in capital.............................................     758,946      133,969
 Retained earnings......................................................     172,716      385,120
 Accumulated other comprehensive income (loss)..........................        (712)      45,137
 Treasury stock, at cost................................................     (38,328)          --
                                                                          ----------   ----------
   Total shareholders' equity...........................................     904,437      574,701
                                                                          ----------   ----------
Total Liabilities and Shareholders' Equity..............................  $1,325,034   $1,109,189
                                                                          ==========   ==========

          See notes to condensed consolidated financial statements.

                          SAFEGUARD SCIENTIFICS, INC.
                                   SCHEDULE I
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                 2000       1999       1998
                                                 ----       ----       ----

 Revenue....................................  $  37,614   $ 14,849   $ 12,769
 Operating Expenses.........................    108,770     45,093     25,868
                                              ---------   --------   --------
                                                (71,156)   (30,244)   (13,099)
 Gains on issuance of stock by affiliates...         --    175,662      3,782
 Other income, net..........................     92,115    128,404    209,646
 Interest income............................     18,729      5,231      3,119
 Interest expense...........................    (25,775)   (18,245)   (10,706)
                                              ---------   --------   --------
Income Before Income Taxes and Equity Loss..     13,913    260,808    192,742
 Income taxes...............................    102,462    (61,884)   (61,010)
 Equity loss................................   (328,779)   (75,398)   (21,609)
                                              ---------   --------   --------
Net Income (Loss)...........................  $(212,404)  $123,526   $110,123
                                              =========   ========   ========

Net Income (Loss) Per Share
 Basic......................................  $   (1.86)  $   1.22   $   1.15
 Diluted....................................  $   (1.87)  $   1.16   $   1.07

Average Common Shares Outstanding
 Basic......................................    114,068    101,134     95,499
 Diluted....................................    114,068    110,910    104,742


           See notes to condensed consolidated financial statements.

                          SAFEGUARD SCIENTIFICS, INC.
                                   SCHEDULE I
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                                                                   2000        1999        1998
                                                                   ----        ----        ----
Operating Activities
 Net income (loss).............................................  $(212,404)  $ 123,526   $ 110,123
 Adjustments to reconcile to net cash provided by (used in)
   operating activities:
   Depreciation and amortization...............................      5,109       1,664       1,443
   Deferred income taxes.......................................   (127,505)     39,217      41,447
   Equity loss.................................................    328,779      75,398      21,609
   Gains on issuance of stock by affiliates....................         --    (175,662)     (3,782)
   Stock-based compensation....................................     12,603         434          --
   Tax benefit of stock option exercises.......................     (4,099)     (7,051)     (1,869)
   Other income, net...........................................    (92,115)   (128,404)   (209,646)
Cash provided (used) by changes in working capital items:
 Other receivables, net........................................      4,270       2,998     (17,408)
 Accounts payable, accrued expenses and other..................     13,549       2,021      36,049
                                                                 ---------   ---------   ---------
 Net cash used in operating activities.........................    (71,813)    (65,859)    (22,034)
Investing Activities
 Proceeds from sales of available-for-sale securities..........     98,649      53,565       3,319
 Proceeds from sales of and distributions from affiliates......     74,199      84,522      89,888
 Advances to affiliates........................................    (32,293)    (56,417)    (32,161)
 Repayment of advances to affiliates...........................     15,550       8,150       7,689
 Acquisitions of ownership interests in affiliates.............   (478,729)   (212,294)   (112,903)
 Capital expenditures..........................................     (5,136)     (2,882)     (3,142)
 Increase in short-term investments and restricted cash........    (86,230)         --          --
 Other, net....................................................      3,015      (6,209)       (120)
                                                                 ---------   ---------   ---------
   Net cash used in investing activities.......................   (410,975)   (131,565)    (47,430)
Financing Activities
 Borrowings on revolving credit facilities.....................    100,000     182,000     185,007
 Repayments on revolving credit facilities.....................   (100,000)   (290,107)    (99,100)
 Borrowings on long-term debt..................................         55          --         909
 Repayments on long-term debt..................................     (1,514)       (765)       (140)
 Proceeds from issuance of convertible subordinated notes......         --     200,000          --
 Payment of financing costs on convertible subordinated notes..         --      (6,178)         --
 Proceeds from financial instruments...........................         --     139,309          --
 Repurchase of Company common stock............................    (46,486)     (2,695)    (18,672)
 Issuance of Company common stock, net.........................    614,971       7,910       2,266
                                                                 ---------   ---------   ---------
   Net cash provided by financing activities...................    567,026     229,474      70,270
                                                                 ---------   ---------   ---------
Net increase in cash and cash equivalents......................     84,238      32,050         806
Cash and cash equivalents at beginning of period...............     33,536       1,486         680
                                                                 ---------   ---------   ---------
Cash and cash equivalents at end of period.....................  $ 117,774   $  33,536   $   1,486
                                                                 =========   =========   =========

            See notes to condensed consolidated financial statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The Condensed Consolidated (also referred to as "Parent Company") Financial Statements include the accounts of Safeguard Scientifics, Inc. (the Company) and its wholly owned subsidiaries. Parent Company Financial Statements are provided to present the financial position and results of operations of the Company as if the consolidated companies were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies. CompuCom Systems, Inc. and Tangram Enterprise Solutions, Inc. were consolidated in 2000, 1999 and 1998. During 1999, the Company acquired controlling majority voting interests in aligne, incorporated, SOTAS, Inc. and Arista Knowledge Systems, Inc. In August 2000, aligne acquired 100% of K Consultants. Each one of these partner companies was consolidated from the date the Company acquired directly or indirectly more than 50% of the outstanding voting securities interest. Arista was sold in July 2000 and is included in our consolidated operating results through its date of sale.

The Company's revenue consists of administrative service fees charged to certain partner companies and private equity funds for operational and management services. Effective April 1, 2000, the Company no longer charges administrative service fees to its partner companies.

On February 28, 2000, the Board of Directors approved a three-for-one stock split to the Company's shareholders of record on March 13, 2000. All share and per share data have been restated to reflect a three-for-one split of the Company's common stock as if the stock split had occurred as of December 31, 1997.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. At December 31, 2000, cash and cash equivalents consist of commercial paper and other deposits that are readily convertible into cash. Restricted cash of $35 million is primarily invested in money market instruments and is used as collateral under a guarantee arrangement. Short-term investments of $51 million represent commercial paper with original maturities ranging from 92 to 208 days.

NOTE 3 - LONG-TERM DEBT

                                                                     2000      1999
                                                                     ----      ----
                                                                     (in thousands)
Mortgage note, 9.75%, payable monthly through 2002..........        $ 3,337   $ 3,380
Mortgage notes, 6.1% to 7.8%, payable monthly through 2017..          4,452     4,691
Mortgage note, 7.75%, payable monthly through 2021..........          6,011     6,130
Other.......................................................          1,154     6,911
                                                                    -------   -------
Total debt..................................................         14,954    21,112
Current maturities of long-term debt........................         (1,533)   (6,758)
                                                                    -------   -------
Long-term debt..............................................        $13,421   $14,354
                                                                    =======   =======

Aggregate maturities of long-term debt during future years are as follows (in millions): $1.5 - 2001; $0.6 - 2002; $0.5 - 2003; $0.5 - 2004; $0.5 - 2005 and
$11.3 - thereafter.

Interest paid in 2000, 1999 and 1998 was $12.5 million, $14.0 million and $11.5 million, respectively, of which $10.0 million, $7.3 million and $4.9 million in 2000, 1999 and 1998, respectively, related to the Company's Convertible Subordinated Notes.

                  SAFEGUARD SCIENTIFICS, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                    Balance   Additions
                                   Beginning  Charged to                             Balance
DESCRIPTION                         of Year   Operations  Deductions   Other       End of Year
-----------                         -------   ----------  ----------   -----       -----------
Allowance for doubtful accounts                                   (1)
 Year ended December 31, 1998....     $2,872      $3,049      $1,350    $198  (2)       $4,769
 Year ended December 31, 1999....     $4,769      $2,719      $1,884    $  -            $5,604
 Year ended December 31, 2000....     $5,604      $3,487      $4,859    $ 96  (2)       $4,328

(1)  Net write-offs.

(2)  Acquisition of Dataflex (1998) and K Consultants (2000).

Exhibits

  The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.  Exhibit
-----------  -------

2.1 Asset Purchase Agreement, dated as of May 10, 1999 by and between CompuCom Systems, Inc. and Entex Information Services, Inc. (8) (Exhibit 2.1)

2.2 Purchase Agreement dated as of December 22, 2000, by and between CompuCom Systems, Inc., MicroAge Technology Services, L.L.C. and MicroAge, Inc. (16) (Exhibit 2.1)

3.1          Amended and Restated Articles of Incorporation of Safeguard (4)
             (Exhibit 3.1)

3.2 *        By-laws of Safeguard, as amended

4.1 **       1990 Stock Option Plan, as amended (4) (Exhibit 4.3)

4.2 **       Stock Option Plan for Non-Employee Directors (2) (Exhibit 4.8)

4.3 */** Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended

4.4 Indenture, dated as of June 9, 1999, between Safeguard Scientifics, Inc. and Chase Manhattan Trust Company, National Association, as trustee, including the form of 5.0% Convertible Subordinated Note due 2006 (10) (Exhibit 4.2)

4.5 Purchase Agreement of Safeguard Scientifics, Inc. to issue and sell to Credit Suisse First Boston Corporation Convertible Subordinated Notes due June 15, 2006 (exhibits omitted) (9) (Exhibit 4.3)

4.6          Registration Rights Agreement between Safeguard Scientifics, Inc.
             and Credit Suisse First Boston Corporation (10) (Exhibit 4.4)

4.7 Rights Agreement dated as of March 1, 2000 between Safeguard Scientifics, Inc. and ChaseMellon Shareholder Services LLC, as Rights Agent (12) (Exhibit 4)

4.8 Designation of Series A Junior Participating Preferred Shares (13) (Exhibit 4.11)

10.1 ** Safeguard Scientifics, Inc. Long Term Incentive Plan, as amended and restated effective June 15, 1994 (3) (Exhibit 10.6)

10.2 **      Safeguard Scientifics, Inc. Deferred Compensation Plan (1) (Exhibit
             10.12)

10.3 Stock Exchange Agreement dated as of February 26, 1999 among Safeguard Scientifics, Inc., aligne incorporated, and the shareholders of aligne incorporated (exhibits and schedules omitted) (7) (Exhibit 10.12)

10.4 Transaction Agreement dated February 28, 2000 between Safeguard Scientifics, Inc. and Textron Inc. (12) (Exhibit 10)

Exhibit No.  Exhibit
-----------  -------

10.5 Amended and Restated Credit Agreement dated April 18, 2000, among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Safeguard Delaware, Inc., and PNC Bank, N.A. (exhibits omitted) (15) (Exhibit 10.4)

10.5.1 * Amendment to Amended and Restated Credit Agreement dated as of February 21, 2001, among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Safeguard Delaware, Inc., and PNC Bank, N.A.

10.6 Sails Mandatorily Exchangeable Securities Contract dated as of March 25, 1999 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products and CSFP Capital Inc. as Agent (14) (Exhibit 10.40)

10.7 Sails Pledge Agreement dated as of March 25, 1999 among Safeguard Scientifics (Delaware), Inc, Credit Suisse Financial Products, and Credit Suisse First Boston, New York, as Collateral Agent (exhibits omitted) (14) (Exhibit 10.41)

10.8 Sails Mandatorily Exchangeable Securities Contract dated as of August 30, 1999 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products and CSFP Capital, Inc. as Agent (14) (Exhibit 10.42)

10.9 Sails Pledge Agreement dated as of August 30, 1999 among Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products, and Credit Suisse First Boston, New York, as Collateral Agent (exhibits omitted) (14) (Exhibit 10.43)

10.10 ** Form of Promissory Notes dated June 11, 1999 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants. (7) (Exhibit 10.2)

10.11 ** Form of Promissory Notes dated August 27, 1999 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants. (11) (Exhibit 10.9)

10.12 ** Form of Promissory Notes dated November 3, 1999 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants (13) (Exhibit 10.35)

10.13 ** Form of Promissory Notes dated December 1, 1999 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants (13) (Exhibit 10.36)

10.14 ** Form of Promissory Notes dated February 3, 2000 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants (13) (Exhibit 10.37)

10.15 ** Form of Promissory Notes dated April 6, 2000 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants (15) (Exhibit 10.3)

10.16 ** Term Note dated July 22, 1999, between Safeguard Delaware, Inc. and John Halvey (11) (Exhibit 10.10)

10.17 ** Stock Option Grant by Safeguard Scientifics, Inc. to Harry Wallaesa dated March 1, 1999 (13) (Exhibit 10.38)

Exhibit No.  Exhibit
-----------  -------

10.18 ** Restricted Stock Grant Letter dated February 28, 2000 from Safeguard Scientifics, Inc. to a certain executive (exhibits omitted) (15) (Exhibit 10.1)

10.19 ** Term note dated April 13, 2000 from a certain executive to Safeguard Scientifics, Inc. (15) (Exhibit 10.2)

10.20 */**   Guaranty of Account, dated October 4, 2000, between Legg Mason Wood
             Walker, Inc. and Safeguard Scientifics, Inc.

10.21 */**   Reimbursement Letter Agreement dated October 4, 2000, as amended
             November 8, 2000, from Warren V. Musser to Safeguard Scientifics,
             Inc.

10.22 */**   Assumption of Guaranty of Account, between Legg Mason Wood Walker,
             Inc., Safeguard Scientifics, Inc. and Bonfield Insurance, Ltd., dated November 13, 2000.

10.23 */**   Grid Term Note, dated October 18, 2000, by Warren V. Musser to
             Safeguard Scientifics, Inc.

10.24 */**   Security Agreement, dated October 18, 2000, between Warren V.
             Musser and Safeguard Scientifics, Inc.

10.25 Amended and Restated Credit Agreement, dated as of November 3, 1997, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits and schedules omitted) (5) (Exhibit 10.27)

10.25.1 Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 26, 1998, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits omitted) (6) (Exhibit 10.2)

10.26 CompuCom Receivables MasterTrust I Pooling and Servicing Agreement, dated as of May 7, 1999, between Norwest Bank Minnesota National Association, CompuCom Systems, Inc., and CSI Funding, Inc. (9) (Exhibit 10.14)

10.26.1 CompuCom Receivables MasterTrust I Pooling and Servicing Agreement Series 1999-1 Supplement, dated as of May 7, 1999, among PNC Bank, National Association, Market Street Capital Corporation, Norwest Bank Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding, Inc. (9) (Exhibit 10.5)

10.26.2 Receivables Contribution and Sale Agreement dated May 7, 1999 between CompuCom Systems, Inc. and CSI Funding, Inc. (9) (Exhibit 10.8)

10.27 Series 2000-1 Supplement, among CSI Funding, Inc., as the Transferor, CompuCom Systems, Inc., as Servicer, Lloyds TSB Bank PLC, as Initial Series 2000-1 Certificateholder, and Wells Fargo, as Trustee on behalf of the Certificateholders, dated as of October 2, 2000 (17)(Exhibit 10(zz))

10.28 Inventory and Working Capital Financing Agreement, dated as of May 11, 1999, between IBM Credit Corporation and CompuCom Systems, Inc.
             (9) (Exhibit 10.6)

Exhibit No.  Exhibit
-----------  -------

10.28.1 Attachment A to Inventory and Working Capital Financing Agreement dated May 11, 1999 (9) (Exhibit 10.7)

10.28.2 First Amendment to Inventory and Working Capital Financing Agreement dated as of July 28, 1999 by and between CompuCom Systems, Inc. and IBM Credit Corporation (17) (Exhibit 10(ab))

10.28.3 Second Amendment to Inventory and Working Capital Financing Agreement dated as of July 1, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation (17) (Exhibit (10(ac))

10.28.4 Third Amendment to Inventory and Working Capital Financing Agreement dated as of October 31, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation (17) (Exhibit 10(ad))

10.28.5 Fourth Amendment to Inventory and Working Capital Financing Agreement dated as of January 10, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation (17) (Exhibit 10(ae))

10.29 Non-Competition, Referral and Non-Disclosure Agreement dated as of May 10, 1999, by and between CompuCom Systems, Inc. and ENTEX Information Services, Inc. (8) (Exhibit 10.1)

10.30 ** Executive Employment Agreement dated November 1, 1999 between J. Edward Coleman and CompuCom Systems, Inc. (13) (Exhibit 10.39)

11 Computation of Per Share Income (included in Note 15 to the Consolidated Financial Statements on page 57 of Safeguard's Annual Report to Stockholders for year ended December 31, 2000, which page is filed as part of Exhibit 13 hereto)

13 * Pages 25 to 64 of Annual Report to Stockholders for year ended December 31, 2000

21 *         List of Subsidiaries

23.1 *       Consent of KPMG LLP, Independent Auditors

23.2 *       Consent of KPMG LLP, Independent Auditors

99.1         Consolidated Financial Statements of Internet Capital Group, Inc.
             (18)

*    Filed herewith
** These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.
(1) Filed on March 30, 1987 as an exhibit to Form 10-K and incorporated herein by reference.
(2) Filed on March 30, 1994 as an exhibit to Form 10-K and incorporated herein by reference.
(3) Filed on March 30, 1995 as an exhibit to Form 10-K and incorporated herein by reference.
(4) Filed on March 31, 1997 as an exhibit to Form 10-K and incorporated herein by reference.
(5) Filed March 31, 1998 as an exhibit to Form 10-K and incorporated herein by reference.
(6) Filed August 14, 1998 as an exhibit to Form 10-Q and incorporated herein by reference.
(7) Filed on March 31, 1999 as an exhibit to Form 10-K and incorporated herein by reference.

(8) Filed on May 10, 1999 as an exhibit to Form 8-K and incorporated herein by such reference.
(9) Filed on August 16, 1999 as an exhibit to Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by such reference.
(10) Filed on September 2, 1999 as an exhibit to Form 10-Q/A for the quarter ended June 30, 1999 and incorporated herein by such reference.
(11) Filed on November 15, 1999 as an exhibit to Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by such reference.
(12) Filed on February 29, 2000 as an exhibit to Form 8-K and incorporated herein by reference.
(13) Filed on March 22, 2000 as an exhibit to Form 10-K and incorporated herein by reference.
(14) Filed on April 18, 2000 as an exhibit to Form 10-K/A 2 and incorporated herein by reference.
(15) Filed on May 15, 2000 as an exhibit to Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
(16) Filed on January 25, 2001 as an exhibit to Form 8-K and incorporated herein by reference.
(17) Incorporated herein by reference to the exhibits filed by CompuCom Systems, Inc. (SEC File No. 000-14371) under Part IV, Item 14(c) of the Annual Report on Form 10-K for the year ended December 31, 2000.
(18) Incorporated herein by reference to page 49 and Part II, Item 8, pages 53 to 88, of the Annual Report on Form 10-K for the year ended December 31, 2000, filed by Internet Capital Group, Inc. (SEC File No. 000-26929)

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2001                  SAFEGUARD SCIENTIFICS, INC.

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

Dated:  March 30, 2001                 /s/ Warren V. Musser
                                       -----------------------------------------
                                       Warren V. Musser,
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)

Dated: March 30, 2001                  /s/ Gerald A. Blitstein
                                       -----------------------------------------
                                       Gerald A. Blitstein,
                                       Executive Vice President and Chief
                                       Financial Officer (Principal
                                       Financial and Accounting Officer)

Dated: March 30, 2001                  /s/ Vincent G. Bell, Jr.
                                       -----------------------------------------
                                       Vincent G. Bell, Jr., Director

Dated: March 30, 2001                  /s/ Michael J. Emmi
                                       -----------------------------------------
                                       Michael J. Emmi, Director

Dated: March 30, 2001                  /s/ Walter W. Buckley, III
                                       -----------------------------------------
                                       Walter W. Buckley, III, Director

Dated: March 30, 2001                  /s/ Robert A. Fox
                                       -----------------------------------------
                                       Robert A. Fox, Director

Dated: March 27, 2001                  /s/ Robert E. Keith, Jr.
                                       -----------------------------------------
                                       Robert E. Keith, Jr., Director

Dated: March 30, 2001                  /s/ Jack L. Messman
                                       -----------------------------------------
                                       Jack L. Messman, Director

Dated: March 30, 2001                  /s/ Russell E. Palmer
                                       -----------------------------------------
                                       Russell E. Palmer, Director

Dated: March 30, 2001                  /s/ John W. Poduska Sr.
                                       -----------------------------------------
                                       John W. Poduska Sr., Director

Dated: _______, 2001                   _________________________________________
                                       Heinz Schimmelbusch, Director

Dated: March 23, 2001                  /s/ Hubert J. P. Schoemaker
                                       -----------------------------------------
                                       Hubert J. P. Schoemaker, Director

Dated: March 30, 2001                  /s/ Harry Wallaesa
                                       -----------------------------------------
                                       Harry Wallaesa, Director

Dated: _______, 2001                   ________________________________________
                                       Carl J. Yankowski, Director

Exhibits

Exhibit No.    Exhibit
-----------    -------

2.1 Asset Purchase Agreement, dated as of May 10, 1999 by and between CompuCom Systems, Inc. and Entex Information Services, Inc. (8) (Exhibit 2.1)

2.2 Purchase Agreement dated as of December 22, 2000, by and between CompuCom Systems, Inc., MicroAge Technology Services, L.L.C. and MicroAge, Inc. (16) (Exhibit 2.1)

3.1            Amended and Restated Articles of Incorporation of Safeguard (4)
               (Exhibit 3.1)

3.2 *          By-laws of Safeguard, as amended

4.1 **         1990 Stock Option Plan, as amended (4) (Exhibit 4.3)

4.2 **         Stock Option Plan for Non-Employee Directors (2) (Exhibit 4.8)

4.3 */** Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended

4.4 Indenture, dated as of June 9, 1999, between Safeguard Scientifics, Inc. and Chase Manhattan Trust Company, National Association, as trustee, including the form of 5.0% Convertible Subordinated Note due 2006 (10) (Exhibit 4.2)

4.5 Purchase Agreement of Safeguard Scientifics, Inc. to issue and sell to Credit Suisse First Boston Corporation Convertible Subordinated Notes due June 15, 2006 (exhibits omitted) (9) (Exhibit 4.3)

4.6            Registration Rights Agreement between Safeguard Scientifics, Inc.
               and Credit Suisse First Boston Corporation (10) (Exhibit 4.4)

4.7 Rights Agreement dated as of March 1, 2000 between Safeguard Scientifics, Inc. and ChaseMellon Shareholder Services LLC, as Rights Agent (12) (Exhibit 4)

4.8            Designation of Series A Junior Participating Preferred Shares
               (13) (Exhibit 4.11)

10.1 ** Safeguard Scientifics, Inc. Long Term Incentive Plan, as amended and restated effective June 15, 1994 (3) (Exhibit 10.6)

10.2 **        Safeguard Scientifics, Inc. Deferred Compensation Plan (1)
               (Exhibit 10.12)

10.3 Stock Exchange Agreement dated as of February 26, 1999 among Safeguard Scientifics, Inc., aligne incorporated, and the shareholders of aligne incorporated (exhibits and schedules omitted) (7) (Exhibit 10.12)

Exhibit No.    Exhibit
-----------    -------

10.4 Transaction Agreement dated February 28, 2000 between Safeguard Scientifics, Inc. and Textron Inc. (12) (Exhibit 10)

10.5 Amended and Restated Credit Agreement dated April 18, 2000, among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Safeguard Delaware, Inc., and PNC Bank, N.A. (exhibits omitted) (15) (Exhibit 10.4)

10.5.1 * Amendment to Amended and Restated Credit Agreement dated as of February 21, 2001, among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Safeguard Delaware, Inc., and PNC Bank, N.A.

10.6 Sails Mandatorily Exchangeable Securities Contract dated as of March 25, 1999 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products and CSFP Capital Inc. as Agent (14) (Exhibit 10.40)

10.7 Sails Pledge Agreement dated as of March 25, 1999 among Safeguard Scientifics (Delaware), Inc, Credit Suisse Financial Products, and Credit Suisse First Boston, New York, as Collateral Agent (exhibits omitted) (14) (Exhibit 10.41)

10.8 Sails Mandatorily Exchangeable Securities Contract dated as of August 30, 1999 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products and CSFP Capital, Inc. as Agent (14) (Exhibit 10.42)

10.9 Sails Pledge Agreement dated as of August 30, 1999 among Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products, and Credit Suisse First Boston, New York, as Collateral Agent (exhibits omitted) (14) (Exhibit 10.43)

10.10 ** Form of Promissory Notes dated June 11, 1999 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants. (7) (Exhibit 10.2)

10.11 ** Form of Promissory Notes dated August 27, 1999 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants. (11) (Exhibit 10.9)

10.12 ** Form of Promissory Notes dated November 3, 1999 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants (13) (Exhibit 10.35)

10.13 ** Form of Promissory Notes dated December 1, 1999 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants (13) (Exhibit 10.36)

10.14 ** Form of Promissory Notes dated February 3, 2000 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants (13) (Exhibit 10.37)

10.15 ** Form of Promissory Notes dated April 6, 2000 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants (15) (Exhibit 10.3)

Exhibit No.    Exhibit
-----------    -------

10.16 ** Term Note dated July 22, 1999, between Safeguard Delaware, Inc. and John Halvey (11) (Exhibit 10.10)

10.17 ** Stock Option Grant by Safeguard Scientifics, Inc. to Harry Wallaesa dated March 1, 1999 (13) (Exhibit 10.38)

10.18 ** Restricted Stock Grant Letter dated February 28, 2000 from Safeguard Scientifics, Inc. to a certain executive (exhibits omitted) (15) (Exhibit 10.1)

10.19 ** Term note dated April 13, 2000 from a certain executive to Safeguard Scientifics, Inc. (15) (Exhibit 10.2)

10.20 */**     Guaranty of Account, dated October 4, 2000, between Legg Mason
               Wood Walker, Inc. and Safeguard Scientifics, Inc.

10.21 */**     Reimbursement Letter Agreement dated October 4, 2000, as amended
               November 8, 2000, from Warren V. Musser to Safeguard Scientifics,
               Inc.

10.22 */**     Assumption of Guaranty of Account, between Legg Mason Wood
               Walker, Inc., Safeguard Scientifics, Inc. and Bonfield Insurance,
               Ltd., dated November 13, 2000.

10.23 */**     Grid Term Note, dated October 18, 2000, by Warren V. Musser to
               Safeguard Scientifics, Inc.

10.24 */**     Security Agreement, dated October 18, 2000, between Warren V.
               Musser and Safeguard Scientifics, Inc.

10.25 Amended and Restated Credit Agreement, dated as of November 3, 1997, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits and schedules omitted) (5) (Exhibit 10.27)

10.25.1 Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 26, 1998, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits omitted) (6) (Exhibit 10.2)

10.26 CompuCom Receivables MasterTrust I Pooling and Servicing Agreement, dated as of May 7, 1999, between Norwest Bank Minnesota National Association, CompuCom Systems, Inc., and CSI Funding, Inc. (9) (Exhibit 10.14)

10.26.1 CompuCom Receivables MasterTrust I Pooling and Servicing Agreement Series 1999-1 Supplement, dated as of May 7, 1999, among PNC Bank, National Association, Market Street Capital Corporation, Norwest Bank Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding, Inc. (9) (Exhibit 10.5)

Exhibit No.    Exhibit
-----------    -------

10.26.2 Receivables Contribution and Sale Agreement dated May 7, 1999 between CompuCom Systems, Inc. and CSI Funding, Inc. (9) (Exhibit 10.8)

10.27 Series 2000-1 Supplement, among CSI Funding, Inc., as the Transferor, CompuCom Systems, Inc., as Servicer, Lloyds TSB Bank PLC, as Initial Series 2000-1 Certificateholder, and Wells Fargo, as Trustee on behalf of the Certificateholders, dated as of October 2, 2000 (17)(Exhibit 10(zz))

10.28 Inventory and Working Capital Financing Agreement, dated as of May 11, 1999, between IBM Credit Corporation and CompuCom Systems, Inc. (9) (Exhibit 10.6)

10.28.1 Attachment A to Inventory and Working Capital Financing Agreement dated May 11, 1999 (9) (Exhibit 10.7)

10.28.2 First Amendment to Inventory and Working Capital Financing Agreement dated as of July 28, 1999 by and between CompuCom Systems, Inc. and IBM Credit Corporation (17) (Exhibit 10(ab))

10.28.3 Second Amendment to Inventory and Working Capital Financing Agreement dated as of July 1, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation (17) (Exhibit (10(ac))

10.28.4 Third Amendment to Inventory and Working Capital Financing Agreement dated as of October 31, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation (17) (Exhibit 10(ad))

10.28.5 Fourth Amendment to Inventory and Working Capital Financing Agreement dated as of January 10, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation (17) (Exhibit 10(ae))

10.29 Non-Competition, Referral and Non-Disclosure Agreement dated as of May 10, 1999, by and between CompuCom Systems, Inc. and ENTEX Information Services, Inc. (8) (Exhibit 10.1)

10.30 ** Executive Employment Agreement dated November 1, 1999 between J. Edward Coleman and CompuCom Systems, Inc. (13) (Exhibit 10.39)

11 Computation of Per Share Income (included in Note 15 to the Consolidated Financial Statements on page 57 of Safeguard's Annual Report to Stockholders for year ended December 31, 2000, which page is filed as part of Exhibit 13 hereto)

13 * Pages 25 to 64 of Annual Report to Stockholders for year ended December 31, 2000

21 *           List of Subsidiaries

Exhibit No.    Exhibit
-----------    -------

23.1 *         Consent of KPMG LLP, Independent Auditors

23.2*          Consent of KPMG LLP, Independent Auditors

99.1           Consolidated Financial Statements of Internet Capital Group, Inc.
               (18)

*    Filed herewith
** These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.
(1) Filed on March 30, 1987 as an exhibit to Form 10-K and incorporated herein by reference.
(2) Filed on March 30, 1994 as an exhibit to Form 10-K and incorporated herein by reference.
(3) Filed on March 30, 1995 as an exhibit to Form 10-K and incorporated herein by reference.
(4) Filed on March 31, 1997 as an exhibit to Form 10-K and incorporated herein by reference.
(5) Filed March 31, 1998 as an exhibit to Form 10-K and incorporated herein by reference.
(6) Filed August 14, 1998 as an exhibit to Form 10-Q and incorporated herein by reference.
(7) Filed on March 31, 1999 as an exhibit to Form 10-K and incorporated herein by reference.
(8) Filed on May 10, 1999 as an exhibit to Form 8-K and incorporated herein by such reference.
(9) Filed on August 16, 1999 as an exhibit to Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by such reference.
(10) Filed on September 2, 1999 as an exhibit to Form 10-Q/A for the quarter ended June 30, 1999 and incorporated herein by such reference.
(11) Filed on November 15, 1999 as an exhibit to Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by such reference.
(12) Filed on February 29, 2000 as an exhibit to Form 8-K and incorporated herein by reference.
(13) Filed on March 22, 2000 as an exhibit to Form 10-K and incorporated herein by reference.
(14) Filed on April 18, 2000 as an exhibit to Form 10-K/A 2 and incorporated herein by reference.
(15) Filed on May 15, 2000 as an exhibit to Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
(16) Filed on January 25, 2001 as an exhibit to Form 8-K and incorporated herein by reference.
(17) Incorporated herein by reference to the exhibits filed by CompuCom Systems, Inc. (SEC File No. 000-14371) under Part IV, Item 14(c) of the Annual Report on Form 10-K for the year ended December 31, 2000.
(18) Incorporated herein by reference to page 49 and Part II, Item 8, pages 53 to 88, of the Annual Report on Form 10-K for the year ended December 31, 2000, filed by Internet Capital Group, Inc. (SEC File No. 000-26929)