Form 10-Q
period 2001-03-31
SAFEGUARD SCIENTIFICS INC ET AL
filed 2001-05-15
CIK 86115

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended MARCH 31, 2001                 Commission File Number   1-5620



                           SAFEGUARD SCIENTIFICS, INC.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                                                       23-1609753
(state or other jurisdiction of                                                         (I.R.S. Employer
incorporation or organization)                                                          Identification Number)

800 The Safeguard Building,                 435 Devon Park Drive  Wayne, PA                    19087
(Address of principal executive offices)                                                     (Zip Code)

Registrant's telephone number, including area code            (610) 293-0600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                           Yes    /X/         No    / /

Number of shares outstanding as of          May 14, 2001

Common Stock                                117,299,573

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT FORM 10-Q
INDEX


PART I - FINANCIAL INFORMATION

                                                                                           Page
                                                                                           ----
Item 1 - Financial Statements:

    Consolidated Balance Sheets -
    March 31, 2001 (unaudited) and December 31, 2000                                         3

    Consolidated Statements of Operations (unaudited) -
    Three Months Ended March 31, 2001 and 2000                                               4

    Consolidated Statements of Cash Flows (unaudited) -
    Three Months Ended March 31, 2001 and 2000                                               5

    Notes to Consolidated Financial Statements                                               6

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                     17

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                         27


 PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K                                                   28

Signatures                                                                                  29

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                                 MARCH 31         DECEMBER 31
                                                                                     2001                2000
--------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents, restricted cash and short-term investments          $   232,142        $   219,431
Trading securities                                                                 139,693              3,446
Accounts receivable, less allowances                                               220,742            246,949
Inventories                                                                         65,339             78,187
Prepaid expenses and
other current assets                                                                70,234             24,914
--------------------------------------------------------------------------------------------------------------
Total current assets                                                               728,150            572,927

Property and equipment, net                                                         59,736             52,951
Ownership interests in and advances to affiliates                                  380,973            616,875
Available-for-sale securities                                                       26,130            214,343
Intangibles, net                                                                   131,465            123,002
Deferred taxes                                                                      47,384             39,708
Other                                                                               25,992             28,453
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $ 1,399,830        $ 1,648,259
==============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term debt                                           $     6,510        $     5,250
Accounts payable                                                                   128,602            123,130
Accrued expenses                                                                   115,914            130,722
--------------------------------------------------------------------------------------------------------------
Total current liabilities                                                          251,026            259,102

Long-term debt                                                                      14,607             13,493
Minority interest                                                                  107,764            106,462
Other long-term liabilities                                                        164,449            164,765
Convertible subordinated notes                                                     200,000            200,000

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock                                                                         --                 --
Common stock                                                                        11,815             11,815
Additional paid-in capital                                                         749,519            758,946
Retained earnings (deficit)                                                        (77,027)           172,716
Accumulated other comprehensive income (loss)                                        3,512               (712)
Treasury stock, at cost                                                            (25,835)           (38,328)
--------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                         661,984            904,437
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 1,399,830        $ 1,648,259
==============================================================================================================


See notes to consolidated financial statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

                                           THREE MONTHS ENDED MARCH 31
                                              2001           2000
----------------------------------------------------------------------
                                                 (unaudited)
REVENUE
   Product sales                           $ 485,463        $ 515,598
   Service sales                              84,576           68,143
   Other                                       6,628            3,745
----------------------------------------------------------------------
Total revenue                                576,667          587,486

OPERATING EXPENSES
   Cost of sales-product                     442,161          476,663
   Cost of sales-service                      56,961           47,014
   Selling and service                        37,895           37,194
   General and administrative                 39,885           48,198
   Depreciation and amortization               9,694            8,330
   Restructuring                                  --            5,169
----------------------------------------------------------------------
Total operating expenses                     586,596          622,568
----------------------------------------------------------------------
                                              (9,929)         (35,082)
Other income (loss), net                      (9,275)          52,456
Interest income                                3,986            1,194
Interest and financing expense                (8,733)         (10,698)
----------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
   INTEREST AND EQUITY INCOME (LOSS)         (23,951)           7,870
Income taxes                                   9,257          (15,937)
Minority interest                             (1,050)           8,599
Equity income (loss)                        (233,999)          29,066
----------------------------------------------------------------------
NET INCOME (LOSS)                          $(249,743)       $  29,598
======================================================================
NET INCOME (LOSS) PER SHARE
   Basic                                   $   (2.13)       $    0.28
   Diluted                                 $   (2.13)       $    0.26
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                     117,239          105,523
   Diluted                                   117,239          117,310


See notes to consolidated financial statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                           THREE MONTHS ENDED MARCH 31
                                                                              2001             2000
------------------------------------------------------------------------------------------------------
                                                                                (unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                          $(249,743)       $  29,598
Adjustments to reconcile to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                                               9,694            8,330
   Deferred income taxes                                                      (7,676)            (840)
   Equity (income) loss                                                      233,999          (29,066)
   Other (income) loss, net                                                    9,275          (52,456)
   Stock-based compensation                                                       --            3,704
   Minority interest                                                             630           (5,159)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
   Accounts receivable, net                                                  108,881           21,959
   Inventories                                                                25,977           28,651
   Accounts payable, accrued expenses and other                              (13,581)         (53,600)
------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities                    117,456          (48,879)
INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities                              --           57,756
Proceeds from sales of and distributions from affiliates                       4,020           21,173
Advances to affiliates                                                        (5,524)         (14,025)
Repayment of advances to affiliates                                               30           10,050
Acquisitions of ownership interests in affiliates
   and subsidiaries, net of cash acquired                                    (22,830)        (211,394)
Acquisitions by subsidiaries, net of cash acquired                           (79,309)            (750)
Decrease in short-term investments                                            51,728               --
Capital expenditures                                                          (8,335)          (2,536)
Other, net                                                                      (451)            (858)
------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                  (60,671)        (140,584)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities                                     13,348          345,570
Repayments on revolving credit facilities                                    (11,978)        (298,238)
Borrowings on long-term debt                                                   1,229            1,000
Repayments on long-term debt                                                    (225)          (5,802)
Issuance of Company common stock, net                                            138          100,557
Issuance of subsidiary common stock                                            4,644            1,221
------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                7,156          144,308
------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          63,941          (45,155)
Cash and cash equivalents at beginning of period                             133,201           49,813
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 197,142        $   4,658
======================================================================================================


See notes to consolidated financial statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

1.   GENERAL

The accompanying unaudited interim consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The 2000 Form 10-K should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring adjustments) which the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

2.   NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statements of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. If the derivative is determined to be a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged assets, liabilities or firm commitments through the statements of operations or recognized in other comprehensive income until the hedged item is recognized in the statement of operations. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The Company currently holds derivative instruments and engages in certain hedging activities, which have been accounted for as described in note
6. The Company adopted SFAS 133 on January 1, 2001.

3.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the Company's source of comprehensive income (loss) is from net unrealized appreciation (depreciation) on its holdings classified as available-for-sale. Reclassification adjustments result from the recognition in net income of unrealized gains or losses that were included in comprehensive income in prior periods. The following summarizes the components of comprehensive income (loss), net of income taxes:

                                                       THREE MONTHS ENDED MARCH 31
                                                          2001             2000
----------------------------------------------------------------------------------
                                                            (in thousands)
                                                              (unaudited)
NET INCOME (LOSS)                                      $(249,743)       $  29,598
----------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAXES:
  Unrealized holding losses                               (2,082)         (31,600)
  Reclassification adjustments                             8,580          (45,831)
RELATED TAX (EXPENSE) BENEFIT:
  Unrealized holding losses                                  729           11,060
  Reclassification adjustments                            (3,003)          16,041
----------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS)                          4,224          (50,330)
----------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                     $(245,519)       $ (20,732)
==================================================================================

4.   RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

5.   CASH AND CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

At March 31, 2001, cash and cash equivalents consist of commercial paper and other deposits that are readily convertible into cash. Restricted cash of $35 million is primarily invested in money market investments and is used as collateral under a guarantee arrangement (note 19).

6.   FINANCIAL INSTRUMENTS

In 1999, in order to mitigate the Company's market exposure and generate cash from holdings in Tellabs, the Company entered into two forward sale contracts related to 3.4 million shares of its holdings in Tellabs. The Company pledged these shares of Tellabs under contracts that expire in 2002 and, in return, received approximately $139 million of cash. At maturity, the Company is required to deliver cash or Tellabs stock with a value determined by the stock price of Tellabs at maturity. The number of Tellabs shares to be delivered at maturity will range between 2.7 million to 3.4 million depending on the price of Tellabs stock at that date.
     The forward sale contracts are considered derivative financial instruments that have been designated as fair value hedging instruments under SFAS 133. The Company's objective relative to the use of these hedging instruments is to limit the Company's exposure to and benefits from price fluctuations in the underlying equity securities. Pursuant to SFAS 133, the Company transferred its Tellabs holdings into the trading category from the available-for-sale category effective January 1, 2001. The Company accounts for the collar arrangements as hedges and has determined that the hedges are highly effective. Changes in the value of the hedge instrument are substantially offset by changes in the value of the underlying securities. The hedging of the Tellabs common stock was part of the Company's overall risk management strategy, which includes the preservation of cash and the value of securities used to fund ongoing operations and future acquisition opportunities. The Company does not hold or issue any derivative financial instruments for trading purposes.
     The net loss recognized during the three months ended March 31, 2001 was $4.3 million. This amount reflects a $16.5 million gain on the change in the fair value of the hedging contract excluded from the assessment of the hedge effectiveness, and the ineffective portion of the hedge, reduced by a $20.8 million loss on the change in fair value of the Tellabs holdings. This loss is reflected in other income (loss), net in the consolidated statements of operations. The effect of the transition accounting at January 1, 2001, prescribed in SFAS 133 was not material.
     The Company's liability of $163 million in connection with these transactions is included in other long-term liabilities on the consolidated balance sheet of March 31, 2001. The initial cost of the transaction ($4.3 million) is being amortized over the life of the agreement through the statements of operations.
     The risk of loss to the Company in the event of nonperformance by the counterparty under the forward sale contracts is not considered to be significant. Although the forward sale contracts expose the Company to market risk, fluctuations in the fair value of these contracts are mitigated by expected offsetting fluctuations in the pledged securities.

7. OWNERSHIP INTERESTS IN AND ADVANCES TO AFFILIATES


The following summarizes the Company's ownership interests in and advances to affiliates accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at March 31, 2001 and December 31, 2000.

                        MARCH 31 2001     DECEMBER 31 2000
----------------------------------------------------------
                                 (in thousands)
                           (unaudited)
EQUITY METHOD
Public companies             $118,496             $267,062
Non-public companies          226,684              309,369
----------------------------------------------------------
                              345,180              576,431
COST METHOD
Non-public companies           30,927               33,101
ADVANCES TO AFFILIATES          4,866                7,343
----------------------------------------------------------
                             $380,973             $616,875
==========================================================

    The market value of the Company's public companies accounted for under the equity method was $280 million and $339 million at March 31, 2001 and December 31, 2000.
    At March 31, 2001, the Company's carrying value in its partner companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $132 million which is included in ownership interest in and advances to partner companies on the consolidated balance sheets. This excess relates to ownership interests acquired through March 31, 2001, and is being amortized generally over a three to ten-year period. Amortization expense of $7.7 million and $3.0 million for the three months ended March 31, 2001 and 2000, is included in equity loss in the consolidated statements of operations.
    As of March 31, 2001, the Company had advances to partner companies that mature on various dates through May 2004 and bear interest at fixed rates between 5.3% and 6.0% and variable rates consisting of the prime rate (8.0% at March 31, 2001) plus 1%. The Company also has short-term advances to partner companies of $5.4 million at March 31, 2001, which is included in accounts receivable, less allowances, on the consolidated balance sheets.
    During management's ongoing review of the recoverability of recorded carrying values versus fair value, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable. The Company recorded impairment charges for companies accounted for under the equity method totaling $38.0 million and 2.4 million for the three months ended March 31, 2001 and 2000. Each of the affiliates for which impairment charges were recorded have experienced declines in operating and financial metrics in comparison to the metrics forecasted at the time of their respective acquisitions. The amount of the impairment charge was determined by comparing the carrying value of the affiliate to the estimated fair value.

8.   AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consisted of the following:

                                                  MARCH 31, 2001             DECEMBER 31, 2000
----------------------------------------------------------------------------------------------------
                                              CARRYING      MARKET         CARRYING         MARKET
                                              VALUE         VALUE          VALUE            VALUE
----------------------------------------------------------------------------------------------------
                                                  (unaudited)          (in thousands)
Tellabs (a)                                        --             --        $212,731       $190,654
Pac-West Telecomm                            $  9,872       $  8,619           9,872          8,465
Brandywine Realty Trust                         8,561         10,035           8,561         10,619
Other public companies                          5,232          7,476           2,086          4,605
Unrealized appreciation (depreciation)          2,465                        (18,907)
----------------------------------------------------------------------------------------------------
                                             $ 26,130                       $214,343
====================================================================================================

(a) As discussed in note 6, the Company entered into forward sale contracts on its Tellabs holdings in 1999. Also as discussed in note 6, these holdings were reclassified to trading securities on January 1, 2001.

9.   DEBT

The following is a summary of long-term debt:

                                               MARCH 31       DECEMBER 31
                                                 2001             2000
-------------------------------------------------------------------------
                                                    (in thousands)
                                              (unaudited)
Parent company and other recourse debt         $ 19,493          $ 18,240
Subsidiary debt (non-recourse to parent)          1,624               503
-------------------------------------------------------------------------
Total debt                                       21,117            18,743
Current maturities of long-term debt             (6,510)           (5,250)
-------------------------------------------------------------------------
Long-term debt                                 $ 14,607          $ 13,493
=========================================================================


     Other long-term debt includes mortgage obligations and bank credit facilities of consolidated partner companies. These obligations bear interest rates ranging from 7.75% to 9.75%.

     At March 31, 2001, CompuCom has a $100 million working capital facility and a $150 million receivables securitization facility. The $100 million working capital facility bears interest at a rate of LIBOR plus an agreed upon spread and is secured by certain assets of CompuCom. Availability under the facility is subject to a borrowing base calculation. As of March 31, 2001, availability under the working capital facility was approximately $61 million, and there were no amounts outstanding as of March 31, 2001 and December 31, 2000. The working capital facility matures in May 2002. The securitization facility allows CompuCom to sell, without recourse, an interest in its accounts receivable on a revolving basis and is accounted for as a sale of accounts receivable. The effective rate on the $150 million receivables securitization is based on a designated short-term interest rate plus an agreed upon spread. Of the $123 million outstanding on the securitization facility at March 31, 2001, $103 million matures in April 2002 and $20 million in October 2003. The securitization facility was fully utilized at December 31, 2000. Both facilities require CompuCom to maintain compliance with selected financial covenants and ratios.

10.  SHAREHOLDERS' EQUITY

As discussed in note 17, the Company issued shares of its common stock in connection with the acquisition of Palarco.

11.  RESTRUCTURING

In 2000, CompuCom effected a restructuring plan designed to reduce its cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office sites and reducing its workforce. As a result, CompuCom recorded a restructuring charge of $5.2 million in the first quarter of 2000. During 1998, CompuCom recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets as well as employee severance related to a reduction in workforce. Restructuring activity during 2001 is summarized as follows:

                                            ACCRUAL AT          CASH        ACCRUAL AT
                                           DEC. 31, 2000      PAYMENTS    MARCH  31, 2001
-----------------------------------------------------------------------------------------
                                                          (in thousands)
                                                            (unaudited)
RESTRUCTURING - 2000
Lease termination costs                       $ 1,770        $  (101)       $ 1,669
Employee severance and related benefits            10            (10)            --
-----------------------------------------------------------------------------------------
                                              $ 1,780        $  (111)       $ 1,669
=========================================================================================
RESTRUCTURING - 1998
Lease termination costs                       $   710        $   (81)       $   629
=========================================================================================


The remaining accrual at March 31, 2001 is reflected in accrued liabilities on the consolidated balance sheet and is expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and actual amounts paid will be reflected in operating expenses in future periods.

12.  OTHER INCOME (LOSS), NET

Other income (loss), net, consists of the following:

                                                      THREE MONTHS ENDED MARCH 31
                                                      ---------------------------
                                                         2001            2000
---------------------------------------------------------------------------------
                                                           (in thousands)
                                                            (unaudited)
Gain (loss) on sale of public holdings                 $   (159)       $ 52,407
Unrealized loss on derivative financial instruments      (4,332)             --
Unrealized loss on trading securities                      (854)             --
Other, primarily impairment charges                      (3,930)             49
---------------------------------------------------------------------------------
                                                       $ (9,275)       $ 52,456
=================================================================================

     For the three months ended March 31, 2001, the Company recorded impairment charges of $4.0 million, for the other than temporary decline in the carrying value of certain partner companies.

13. INCOME TAXES

Income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance.

     The Company's consolidated income tax benefit recorded for the three months ended March 31, 2001 was $9.3 million, net of a recorded valuation allowance of $77.8 million. The Company recorded a valuation allowance against its deferred tax assets since it is more likely than not that these assets will not be realized in future years.

14.  NET INCOME PER SHARE

The calculations of net income (loss) per share were:

                                              THREE MONTHS ENDED MARCH 31
                                                 2001             2000
--------------------------------------------------------------------------------
                                         (in thousands except per share amounts)
                                                       (unaudited)
Basic:
Net income (loss)                             $(249,743)       $  29,598
--------------------------------------------------------------------------------
Average common shares outstanding               117,239          105,523
--------------------------------------------------------------------------------
Basic                                         $   (2.13)       $    0.28
================================================================================
Diluted:
Net income (loss)                             $(249,743)       $  29,598
Effect of:   Public holdings                       (375)          (1,133)
             Dilutive securities                     --            1,776
--------------------------------------------------------------------------------
Adjusted net income (loss)                    $(250,118)       $  30,241
--------------------------------------------------------------------------------
Average common shares outstanding               117,239          105,523
Effect of:   Dilutive options                        --            3,624
             Dilutive securities                     --            8,163
--------------------------------------------------------------------------------
Average common shares assuming dilution         117,239          117,310
--------------------------------------------------------------------------------
Diluted                                       $   (2.13)       $    0.26
================================================================================

Approximately 0.9 million weighted average common stock equivalents related to stock options and approximately 8.3 million shares representing the weighted average effect of assumed conversion of the convertible subordinated notes were excluded from the denominator in the calculation of diluted loss per share for the three months ended March 31, 2001, because their effect was anti-dilutive.

15.  PARENT COMPANY FINANCIAL INFORMATION

Parent Company financial information is provided to present the financial position and results of operations of the Company as if the consolidated companies were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies.

BALANCE SHEETS

                                                         MARCH 31        DECEMBER 31
                                                           2001              2000
------------------------------------------------------------------------------------
                                                       (in thousands)
                                                        (unaudited)
ASSETS
Cash and cash equivalents, restricted cash
  and short-term investments                            $  169,368       $  204,004
Trading securities                                         139,693            3,446
Other current assets                                        96,051           30,022
Ownership interests in and advances to affiliates          517,058          759,914
Available-for-sale securities                               26,020          214,233
Other                                                      130,020          113,415
------------------------------------------------------------------------------------
Total Assets                                            $1,078,210       $1,325,034
------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                     $   38,888       $   42,899
Long-term debt                                              13,314           13,421
Other long-term liabilities                                164,024          164,277
Convertible subordinated notes                             200,000          200,000
Shareholders' equity                                       661,984          904,437
------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity              $1,078,210       $1,325,034
====================================================================================

The carrying values of the Company's less than wholly owned subsidiaries, primarily CompuCom, Tangram and SOTAS, are included in ownership interests in and advances to affiliates.

STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED MARCH 31
                                                    2001             2000
------------------------------------------------------------------------------
                                                        (in thousands)
                                                          (unaudited)
Revenue                                          $  18,608        $   6,521
Operating expenses                                  27,340           25,720
------------------------------------------------------------------------------
                                                    (8,732)         (19,199)

Other income (loss), net                            (9,275)          52,456
Interest and financing expense, net                 (2,748)          (4,916)
------------------------------------------------------------------------------
Income (loss) before income taxes and
   equity income (loss)                            (20,755)          28,341
Income taxes                                        10,019          (19,337)
Equity income (loss)                              (239,007)          20,594
------------------------------------------------------------------------------
Net income (loss)                                $(249,743)       $  29,598
==============================================================================

The Company's shares of the income or losses of its less than wholly owned subsidiaries, primarily CompuCom, Tangram and SOTAS for the three months ended March 31, 2001, and including Arista for the three months ended March 31, 2000, are reflected in equity income (loss).

16.  OPERATING SEGMENTS

Our reportable segments include General Safeguard Operations, Partner Company Operations and CompuCom Operations. General Safeguard Operations includes the expenses of providing strategic and operational support to the Company's partner companies and private equity funds, and also includes the effect of certain private equity funds which the Company accounts for under the equity method. General Safeguard Operations also includes the effect of transactions and other events incidental to the Company's ownership interests in its partner companies and its operations in general. Partner Company Operations reflects the operations of all of the Company's partner companies other than CompuCom (included in CompuCom Operations). The partner companies included under Partner Company Operations are accounted for under either the consolidation or the equity method. CompuCom Operations includes the results of our majority-owned subsidiary, CompuCom. The following table reflects consolidated operating data by reported segments (in thousands). All significant intersegment activity has been eliminated. Accordingly, segment results reported exclude the effect of transactions between the Company and its subsidiaries.

     The following summarizes information related to the Company's segments (in thousands). All significant intersegment activity has been eliminated.

                                                              THREE MONTHS ENDED MARCH 31
                                                                 2001             2000
------------------------------------------------------------------------------------------
                                                                      (Unaudited)
SUMMARY OF CONSOLIDATED NET INCOME (LOSS)
General Safeguard Operations                                  $ (18,683)       $  18,792
Partner Company Operations                                     (231,943)          14,894
CompuCom Operations                                                 883           (4,088)
                                                              ---------        ---------
                                                              $(249,743)       $  29,598
                                                              =========        =========
GENERAL SAFEGUARD OPERATIONS
Revenue                                                       $   6,628        $   3,745
Operating expenses
    General and administrative                                   14,453           22,494
    Depreciation and amortization                                   747              415
                                                              ---------        ---------
    Total operating expenses                                     15,200           22,909
                                                              ---------        ---------
                                                                 (8,572)         (19,164)
    Other income (loss), net                                     (9,275)          52,456
    Interest and financing, net                                  (2,879)          (5,039)
                                                              ---------        ---------
    Income (loss) before income taxes and equity income         (20,726)          28,253
    Income taxes                                                    756          (12,063)
    Equity income                                                 1,287            2,602
                                                              ---------        ---------
Net Income (Loss) from General Safeguard Operations           $ (18,683)       $  18,792
                                                              =========        =========
PARTNER COMPANY OPERATIONS
Revenue                                                       $  15,751        $   8,030
Operating expenses
    Cost of Sales                                                10,517            2,440
    Selling and service                                           4,776            2,499
    General and administrative                                    3,421            4,623
    Depreciation and amortization                                 2,933            1,904
                                                              ---------        ---------
    Total operating expenses                                     21,647           11,466
                                                              ---------        ---------
                                                                 (5,896)          (3,436)
    Interest and financing, net                                    (139)            (200)
                                                              ---------        ---------
    Loss before income taxes and equity income (loss)            (6,035)          (3,636)
    Income taxes                                                  9,378           (7,934)
    Equity income (loss)                                       (235,286)          26,464
                                                              ---------        ---------
Net Income (Loss) from Partner Company Operations             $(231,943)       $  14,894
                                                              =========        =========
COMPUCOM OPERATIONS
Revenue
    Product sales                                             $ 482,361        $ 511,645
    Service sales                                                71,927           64,066
                                                              ---------        ---------
                                                                554,288          575,711
Operating expenses
    Cost of Sales                                               488,605          521,237
    Selling and service                                          33,119           34,695
    General and administrative                                   22,011           21,081
    Depreciation and amortization                                 6,014            6,011
    Restructuring                                                    --            5,169
                                                              ---------        ---------
    Total operating expenses                                    549,749          588,193
                                                              ---------        ---------
                                                                  4,539          (12,482)
    Interest and financing, net                                  (1,729)          (4,265)
                                                              ---------        ---------
    Income (loss) before income taxes and
       minority interest                                          2,810          (16,747)
    Income taxes                                                   (877)           4,060
    Minority interest                                            (1,050)           8,599
                                                              ---------        ---------
Net Income (Loss) from CompuCom Operations                    $     883        $  (4,088)
                                                              =========        =========

17.  BUSINESS COMBINATIONS

Acquisitions by the Company

     In January 2001, the Company acquired 100% of Palarco, Inc. for cash and stock and an additional amount which is dependent upon the certain performance targets during the two years after the acquisition. Palarco is a provider of global information technology solutions, and provides a key services component to Safeguard's infrastructure strategy by augmenting the breadth and depth of Safeguard's consulting and implementation capabilities.

     In August 2000, aligne, the Company's wholly owned subsidiary, acquired 100% of K Consultants, Inc. for cash and an additional amount which is dependent upon the revenues of K Consultants during the first 12 months after the acquisition. K Consultants provides eBusiness infrastructure consulting services, including strategy, architecture, implementation and support.

     In February 2000, the Company acquired the remaining 20% voting ownership in aligne in exchange for shares of the Company's common stock.

     These transactions were accounted for as purchases and, accordingly, the consolidated financial statements reflect the operations of these companies since the acquisition date.

     In connection with its acquisitions, the Company has contingent consideration payable dependent upon the achievement of certain performance targets. The maximum amount of contingent consideration is $22 million to be paid in cash or common stock (payable through 2003).

Acquisitions by Subsidiaries

     In January 2001, CompuCom purchased certain assets of MicroAge Technology Services, L.L.C. The assets were purchased out of bankruptcy court and primarily consisted of trade accounts receivable as well as vendor accounts receivable and inventory. The purchase price of approximately $79 million (after post-closing adjustments) was financed using available cash. The purchased assets were used by MTS primarily in its business as a systems integrator of personal computer products. As part of the MTS acquisition, CompuCom also hired certain of MTS' national sales force, technical service personnel and administrative personnel. The business combination is being accounted for as a purchase and accordingly the consolidated financial statements reflect the operations of the acquired entity since the acquisition date. CompuCom has not completed the allocation of the purchase price for this acquisition. Therefore, the allocation of the purchase price could be adjusted once the valuation of the assets acquired and liabilities assumed is completed.

     The following unaudited pro forma financial information presents the combined results of operations of the Company as if the acquisitions had occurred as of January 1, 2000, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisitions, and related income tax effects. The pro forma results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented and is not intended to be a projection of future results.


                                           THREE MONTHS ENDED
                                            MARCH 31, 2000
                                  (in thousands except per share amounts)

Total revenues                               $947,675
Net income                                   $ 25,631
Diluted income per share                     $   0.22

Unaudited proforma consolidated results for the three months ended March 31, 2001, after giving effect to the 2001 acquisitions, would not have been materially different from the amounts reported.

18.  COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

19.  RELATED PARTY TRANSACTIONS

In February 2001, two former officers and directors of CompuCom transferred shares of CompuCom's common stock to CompuCom and Safeguard to repay notes receivable plus accrued interest.

During October 2000, the Company extended a $10 million loan to the Company's Chairman and Chief Executive Officer, Mr. Musser, and guaranteed a $35 million loan to Musser, each in connection with his margin loan arrangements. Mr. Musser had incurred margin debt and obligations with respect to margin debt at several brokerage firms. The securities subject to the margin account included approximately 8,000,000 shares of Safeguard common stock. With the goal of maintaining an orderly trading market for Safeguard's stock, Safeguard extended the guarantee and advanced the loan. The $10 million loan bore interest at the prime rate and was payable in full on March 15, 2001. On December 3, 2000, Mr. Musser repaid in full the principal and accrued interest on the $10 million loan. Mr. Musser's obligations to the Company under the guarantee arrangements are secured by interests in securities and real estate. In April 2001, Safeguard entered into a definitive agreement with Mr. Musser providing for the extinguishment of the $35 million guarantee and for the Company to loan Mr. Musser approximately $28 million to repay in full Mr. Musser's margin loans which were guaranteed by the Company and to pay certain tax obligations and expenses. The Company expects the final closing under the definitive agreement to be completed before the end of May 2001. The loan will bear interest at an annual rate of 7% and be payable on demand at any time after January 1, 2003. Mr. Musser will grant the Company security interests in securities and real estate collateral. Until April 30, 2006, the Company will have recourse only against the collateral. After April 30, 2006, the Company will have recourse against Mr. Musser personally, except with respect to certain ongoing compensation to be received by Mr. Musser. The Company has the right to sell the collateral at any time and apply the net after-tax proceeds from the sales of collateral against amounts outstanding on the loan. There can be no assurance that the proceeds realized by the Company from dispositions of the collateral will be sufficient to repay the loan in full.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain risks, uncertainties and other factors that could cause actual results to be materially different than those contemplated by these statements. These risks and uncertainties include the factors described elsewhere in this report and in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2000. We do not assume any obligation to update any forward-looking statements or other information contained in this report.

     Although we refer in this report to the companies in which we have acquired an equity ownership interest as our "partner companies" and that we indicate that we have a "partnership" with these companies, we are not a "partner" in a legal sense, and do not act as an agent or legal representative for any of our partner companies, we do not have the power or authority to legally bind any of our partner companies and we do not have the types of liabilities in relation to our partner companies that a general partner of a partnership would have.

     Certain amounts for prior periods in the consolidated financial statements, and in the discussion below, have been reclassified to conform with current period presentations.

GENERAL

     We are a leader in identifying, developing and operating emerging technology companies through our extensive network of partner companies and private equity funds (collectively, affiliates). Our operations are classified into three operating segments: i) General Safeguard Operations; ii) Partner Company Operations; and iii) CompuCom Operations. We acquire interests in developing infrastructure technology companies, provide management support and operations services, and integrate these companies into our operating network. We focus on what we believe to be the most significant market sectors of the infrastructure technology industry: software, communications and e-Services. We believe our experience developing technology companies, our expertise in and focus on infrastructure technology and the reach of our network enable us to identify and attract companies with significant potential for success in the infrastructure technology market.

     Our principal mission is to create long-term shareholder value. We believe shareholder value is maximized by retaining and promoting the entrepreneurial culture of the partner companies that we operate. The entrepreneurs of our partner companies generally retain significant equity interests in their businesses, and their interests as shareholders remain aligned with ours. We provide a full range of operational and management services to each of our partner companies through dedicated teams of our professionals. Each team has expertise in the areas of business and technology strategy, sales and marketing, operations, finance and legal and transactional support, and provides hands-on assistance to the management of the partner company in support of its growth. The level of involvement varies and in some circumstances includes the provision of full-time interim personnel. Since we are a long-term partner, we pursue various alternatives to maximize the long-term value of our partner companies. These alternatives include preparing our partner companies for initial public offerings, assisting with mergers and acquisitions and facilitating additional capital raising activities.

     We participate in managing 12 private equity funds which are located on our corporate campus. In addition, we are a limited partner in 6 other private equity funds. Collectively, these 18 funds, which have over $3.9 billion of committed capital, augment our network by providing us with an expanded base through which we conduct our operations, including acquisition syndication opportunities. We believe our network of private equity funds creates opportunities for us and our partner companies to form strategic alliances and partnerships that may develop or enhance their businesses. Also, the personal relationships and expertise of the professionals employed by these funds are important resources for developing and evaluating acquisition opportunities. We frequently refer opportunities that may not fit our operating strategy or deal criteria to an appropriate fund.

     Because we acquire significant interests in technology-related developing companies, many of which generate net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While some of our affiliates have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period to period due, in part, to one-time transactions and other events incidental to our ownership interests in and advances to affiliates. We do not know if we will report net income in any period. These transactions and events include dispositions of, and changes to, our affiliate ownership interests, dispositions of our holdings of affiliates and impairment charges. On a continuous basis, but no less frequently than at the end of each quarterly reporting period, we evaluate the carrying value of our ownership interests in and advances to each of our affiliates for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest in and advances to each affiliate relative to its carrying value, the financial condition and prospects of the affiliate and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as the hiring of key employees or the establishment of strategic relationships. The fair value of our ownership interests in and advances to privately held partner companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies. The fair value of our ownership interests in private equity funds is generally determined based on the value of our pro rata portion of the funds' net assets.

     We operate in an industry which is rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of the carrying value, including goodwill, could change in the near term and that the effect of such changes on our consolidated financial statements could be material. While we believe that the current recorded carrying values of our affiliates are not impaired, there can be no assurance that our future results will confirm this assessment or that a significant write-down or write-off of the carrying value will not be required in the future.

EFFECT OF VARIOUS ACCOUNTING METHODS ON THE CONSOLIDATED FINANCIAL STATEMENTS

     The various interests that we acquire in our partner companies and private equity funds are accounted for under three broad methods: consolidation, equity and cost. The applicable accounting method is generally determined based on our voting interest in the entity.

     Consolidation. Partner companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. If this majority voting ownership is likely to be temporary, we account for the company under the equity method. Under the consolidation method, a partner company's results of operations are included within our consolidated statements of operations. Participation of other partner company shareholders in the income or losses of a consolidated partner company is reflected in minority interest in our consolidated statements of operations. Minority interest adjusts our consolidated net income (loss) to reflect only our share of the earnings or losses of the consolidated partner company. CompuCom Systems, Inc., Tangram Enterprise Solutions, Inc., SOTAS, Inc. and aligne, incorporated were consolidated in 2001 and 2000. In August 2000, aligne acquired 100% of K Consultants. In January 2001, we acquired 100% of Palarco, Inc. Each of these partner companies was consolidated from the date we acquired directly or indirectly more than 50% of the outstanding voting securities interest. Arista Knowledge Systems, Inc. was sold in July 2000 and is included in our consolidated operating results through its sale date.

     Equity Method. Partner companies and private equity funds whose results we do not consolidate, but over whom we exercise significant influence, or for whom majority voting ownership is likely to be temporary, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a partner company depends on an evaluation of several factors including, among others, our representation on the partner company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the partner company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the partner company. Under the equity method of accounting, a partner company's results of operations are not reflected within our consolidated statement of operations;

however, our share of the income or losses of the partner company is reflected in equity income (loss) in our consolidated statements of operations. The share of income or losses is generally based upon our voting ownership of the partner company's securities, which may be different from the percentage of the economic ownership of the partner company held by us. We also account for our interests in some private equity funds under the equity method of accounting, based on our respective general and limited partner interests.

     The effect of an affiliate's net results of operations on our results of operations is the same under either the consolidation method of accounting or the equity method of accounting, because under each of these methods only our share of the income or losses of an affiliate is reflected in our net results of operations in the consolidated statements of operations. Our partner companies accounted for under the equity method of accounting at March 31, 2001 included:


                                                           PARTNER           VOTING         VOTING
                                                           COMPANY        OWNERSHIP      OWNERSHIP
                                                             SINCE          3/31/01       12/31/00
                                                           -------        ---------      ---------
PUBLICLY TRADED:
     Cambridge Technology Partners                            1991              17%          17%
     ChromaVision Medical Systems                             1996              30%          30%
     DocuCorp International                                   1995              18%          18%
     eMerge Interactive                                       1997              17%          17%
     Internet Capital Group                                   1996              14%          14%
     Lifef/x                                                  1996              45%          12%
     OAO Technology Solutions                                 1996              31%          31%
     Sanchez Computer Associates                              1986              25%          25%
     USDATA Corporation                                       1994              40%          40%
PRIVATELY HELD:
     AgWeb.com                                                2000              43%          43%
     Atlas Commerce                                           2000              35%          35%
     Buystream                                                2000              31%          31%
     Data Center Direct                                       2000              76%          76%
     eonDigital                                               2000              11%          11%
     iMedium                                                  1999              31%          31%
     Kanbay                                                   1998              30%          30%
     Mi8                                                      2000              27%          27%
     NexTone Communications                                   2000              38%          38%
     Nextron Communications                                   1995              54%          54%
     Persona                                                  1999              30%          30%
     Presideo                                                 1998              41%          41%
     QuestOne Decision Sciences                               1997              31%          31%
     REALTIME Media                                           1999              43%          43%
     Redleaf Group                                            1999              30%          30%
     TechSpace                                                2000              45%          45%
     ThinAirApps                                              2000              34%          34%
     WebTelecom                                               2000              53%          53%
     Wireless OnLine                                          2000              43%          43%

         We have representation on the boards of directors of these partner companies. Although we own less than 20% of the voting stock of some of these companies, we believe we have the ability to exercise significant influence based on our representation on each company's board of directors and other factors. We own greater than 50% of the voting stock of some of these companies; however, we believe majority voting ownership is temporary. In addition to our holdings in equity and debt securities, we also periodically make advances to our affiliates in the form of promissory notes. The carrying value of advances to affiliates totaled $10.3 million and $7.3 million at March 31, 2001 and December 31, 2000.

     Cost Method. Partner companies and private equity funds that we do not account for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the income or losses of these entities is not included in our consolidated statements of operations. However, the effect of the change in market value of cost method holdings classified as trading securities is reflected in our results of operations during each reporting period.

EFFECT OF VARIOUS ACCOUNTING METHODS ON THE PRESENTATION OF OUR CONSOLIDATED FINANCIAL STATEMENTS

     The presentation of our financial statements may differ from period to period primarily due to the applicable accounting method used for recognizing our equity interests in the operating results of an affiliate. For example, the presentation of our financial statements are significantly influenced by the consolidated results of operations of CompuCom, which we consolidate based on our 59% voting interest.

     To understand our net results of operations and financial position without the effect of consolidating our consolidated partner companies, please refer to note 15 to our consolidated financial statements, which summarizes our parent company statements of operations and balance sheets and presents consolidated partner companies as if they were accounted for under the equity method of accounting. Our share of the income or losses of the consolidated partner companies is included in equity income (loss) in the parent company statements of operations. The carrying value of these companies is included in ownership interests in and advances to affiliates in the parent company balance sheets.

     Although the parent company statements of operations and balance sheets presented in note 15 reflect our historical results, they are not necessarily indicative of future parent company balance sheets and statements of operations.

NET RESULTS OF OPERATIONS

     The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, segment results reported exclude the effect of transactions between us and our subsidiaries.

                                                                     THREE MONTHS ENDED MARCH 31
                                                                     ---------------------------
                                                                        2001             2000
------------------------------------------------------------------------------------------------
SUMMARY OF CONSOLIDATED NET INCOME (LOSS)                                  (in thousands)
                                                                            (unaudited)
General Safeguard Operations                                         $ (18,683)       $  18,792
Partner Company Operations                                            (231,943)          14,894
CompuCom Operations                                                        883           (4,088)
------------------------------------------------------------------------------------------------
                                                                     $(249,743)       $  29,598
================================================================================================

NET RESULTS OF OPERATIONS - GENERAL SAFEGUARD OPERATIONS

     General Safeguard Operations includes the expenses of providing strategic and operational support to our affiliates, and also includes the effect of certain private equity funds that we account for under the equity method. General Safeguard Operations also includes the effect of transactions and other events incidental to our ownership interests in our partner companies and our operations in general.

                                                          THREE MONTHS ENDED MARCH 31
                                                          ---------------------------
                                                            2001             2000
-------------------------------------------------------------------------------------
                                                                (in thousands)
                                                                 (unaudited)
Revenue                                                   $  6,628        $  3,745
Operating expenses
   General and administrative                               14,453          22,494
   Depreciation and amortization                               747             415
                                                          ---------------------------
   Total operating expenses                                 15,200          22,909
                                                          ---------------------------
                                                            (8,572)        (19,164)
   Other income (loss), net                                 (9,275)         52,456
   Interest and financing expense, net                      (2,879)         (5,039)
                                                          ---------------------------
   Income (loss) before income taxes and equity income     (20,726)         28,253
   Income taxes                                                756         (12,063)
   Equity income                                             1,287           2,602
-------------------------------------------------------------------------------------
Net Income (Loss) from General Safeguard Operations       $(18,683)       $ 18,792
=====================================================================================

     Revenue. Revenue consists of management fees charged to private equity funds for operational and management services. Revenue was $6.6 million and $3.7 million for the three months ended March 31, 2001 and 2000. This increase was related to additional management fees charged to private equity funds as a result of the formation of additional private equity funds during 2000.

     General and Administrative. Our general and administrative expenses consist primarily of employee compensation, outside services such as legal, accounting and consulting, and travel-related costs. General and administrative expenses decreased $8.0 million for the three months ended March 31, 2001 compared to the prior year period. Excluding the general and administrative costs related to the private equity funds, and $9.5 million of non-cash charges in 2000 related to a stock grant and stock option charges, general and administrative decreased $3.2 million. The reduction is the result of certain cost reduction efforts undertaken in the fourth quarter of 2000.

     Other Income, Net. Other income, net, for the General Safeguard Operations segment consisted of the following (in thousands):

                                                        THREE MONTHS ENDED MARCH 31
                                                        ---------------------------
                                                            2001           2000
-----------------------------------------------------------------------------------
                                                                (unaudited)
Gain (loss) on sale of public holdings                      (159)        52,407
Unrealized loss on derivative financial instruments       (4,332)            --
Unrealized (loss) on trading securities                     (854)            --
Other, primarily impairment charges                       (3,930)            49
-----------------------------------------------------------------------------------
                                                          (9,275)        52,456
===================================================================================

     During the first quarter of 2000, we sold shares of public holdings, including Diamond Technology Partners and eMerge Interactive (in its IPO), for aggregate net proceeds of $60.7 million and recorded gains of $52.4 million.

     The net loss recognized during the three months ended March 31, 2001 on our Tellabs forward sale contracts was $4.3 million. We implemented SFAS 133 effective January 1, 2001. This first quarter loss includes a $16.5 million gain on the change in the fair value of the hedging contract excluded from the assessment of the hedge effectiveness, and the ineffective portion of the hedge, reduced by a $20.8 million loss on the change in fair value of the Tellabs holdings.

     Included in other income, net, for the three months ended March 31, 2001 are impairment charges of approximately $4.0 million for certain holdings accounted for under the cost method determined to have experienced an other than temporary decline in value.

     Interest and Financing Expense, Net. Interest expense was $2.9 million for the three months ended March 31, 2001 and $5.0 million for the three months ended March 31, 2000. The decrease in 2001 was primarily the result of increased interest income earned in 2001 from funds raised in our April 2000 follow-on public offering and from strategic investors.

     Income Taxes. Our consolidated income tax benefit recorded for the three months ended March 31, 2001 was $9.3 million, net of a recorded valuation allowance of $77.8 million. We recorded a valuation allowance against our deferred tax assets since it is more likely than not that these assets will not be realized in future years.

NET RESULTS OF OPERATIONS - PARTNER COMPANY OPERATIONS

     Partner Company Operations reflects the operations of all of our partner companies other than CompuCom (included in CompuCom Operations). The partner companies included in Partner Company Operations are accounted for under either the consolidation or the equity method.

                                                              THREE MONTHS ENDED MARCH 31
                                                                 2001             2000
-----------------------------------------------------------------------------------------
                                                                    (in thousands)
                                                                      (unaudited)
Revenue                                                       $  15,751        $   8,030
Operating expenses
   Cost of sales                                                 10,517            2,440
   Selling and service                                            4,776            2,499
   General and administrative                                     3,421            4,623
   Depreciation and amortization                                  2,933            1,904
                                                              ---------------------------
   Total operating expenses                                      21,647           11,466
                                                              ---------------------------
                                                                 (5,896)          (3,436)
   Interest and financing expense, net                             (139)            (200)
                                                              ---------------------------
Loss before income taxes and equity income (loss)                (6,035)          (3,636)
   Income taxes                                                   9,378           (7,934)
   Equity income (loss)                                        (235,286)          26,464
-----------------------------------------------------------------------------------------
Net Income (Loss) from Partner Company
     Operations                                               $(231,943)       $  14,894
=========================================================================================

     Revenue. Revenue consists of charges for consulting services by our wholly owned subsidiary, aligne, K Consultants subsequent to its acquisition by aligne in August 2000, and Palarco subsequent to its acquisition in January 2001. Revenue also includes sales by Tangram and SOTAS. Revenue was $15.8 million and $8.0 million for the three months ended March 31, 2001 and 2000. The increase in revenue in 2001 was the result of the acquisitions of K Consultants and Palarco.

     Operating Expenses. Operating expenses were $21.6 million and $11.5 million for the three months ended March 31, 2001 and 2000. The increase in expenses in 2001 was the result of the acquisitions of K Consultants and Palarco.

     Equity Loss. A significant portion of our net results of operations is derived from companies in which we hold a significant minority ownership interest. Under the equity method of accounting, if we exercise significant influence over a partner company, we record our share of the income or losses of that partner company in our consolidated statements of operations. The share of income or losses is generally based upon our voting ownership of the partner company's securities. Our carrying value for a partner company accounted for under the equity method includes the unamortized excess of the cost of our interest in the partner company over its equity in the underlying net assets determined at the date of acquisition. This excess is amortized on a straight-line basis generally over a 3 to 10 year period and is included in equity income (loss) in the consolidated statements of operations.

     Equity income (loss) fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies, the amortization of goodwill related to newly acquired equity method companies and the net results of operations of these companies. Equity income (loss) also includes impairment charges when management determines there has been an other than temporary decline in the carrying value of its ownership interest relative to the fair value. During the three months ended March 31, 2001, we accounted for 32 companies under the equity method of accounting compared to 33 companies during the comparable 2000 period.

     Of the $235.3 million of equity loss for the three months ended March 31, 2001, $136.5 million of loss was attributable to Internet Capital Group, $7.7 million related to goodwill amortization and $38.0 million was attributable to write-downs for other than temporary declines in value of partner companies accounted for under the equity method. The remaining $53.1 million of equity loss was attributable to our share of 31 partner companies operating results, a majority of which have losses.

     Of the $26.5 million of equity income for the three months ended March
31, 2000, $49.9 million of income was attributable to Internet Capital Group, $3.0 million related to goodwill amortization and $2.4 million was attributable to write-downs for other than temporary declines in value of partner companies accounted for under the equity method. The remaining $18.0 million of equity loss was attributable to our share of 32 partner companies operating results, a majority of which have losses.

     Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final.

     Many of our privately held, equity method partner companies are technology-related companies with limited operating histories that have not generated significant revenues and incurred substantial losses in 2000. We expect these losses to continue in 2001. We expect to continue to acquire interests in more technology-related companies that may have operating losses and that we may account for under the equity method. Additionally, we expect certain of our existing partner companies to continue to invest in their products and services and to recognize operating losses. As a result, equity losses could continue to increase significantly. Additionally, we operate in an industry that is rapidly evolving and extremely competitive. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that we operate in a volatile business environment. This could result in material impairment charges in future periods.

NET RESULTS OF OPERATIONS - COMPUCOM OPERATIONS

     CompuCom Operations reflects the results of our majority-owned subsidiary, CompuCom.

                                             THREE MONTHS ENDED MARCH 31
                                               2001               2000
------------------------------------------------------------------------
                                                   (in thousands)
                                                    (unaudited)
Revenue
   Product sales                             $ 482,361        $ 511,645
   Service sales                                71,927           64,066
                                             ---------------------------
                                               554,288          575,711
Operating expenses
   Cost of sales                               488,605          521,237
   Selling and service                          33,119           34,695
   General and administrative                   22,011           21,081
   Depreciation and amortization                 6,014            6,011
   Restructuring                                    --            5,169
                                             ---------------------------
   Total operating expenses                    549,749          588,193
                                             ---------------------------
                                                 4,539          (12,482)
   Interest and financing expense, net          (1,729)          (4,265)
                                             ---------------------------
   Income (loss) before income taxes
       and minority interest                     2,810          (16,747)
   Income taxes                                   (877)           4,060
   Minority interest                            (1,050)           8,599
------------------------------------------------------------------------
Net Income (Loss) from CompuCom Operations   $     883        $  (4,088)
========================================================================

     On January 10, 2001, CompuCom purchased certain assets of MicroAge Technology Services, L.L.C. (MTS). The assets were purchased out of bankruptcy court and primarily consisted of trade accounts receivable as well as vendor accounts receivable and inventory. The purchase price of approximately $79 million (after post-closing adjustments) was financed using available cash. The purchased assets were used by MTS primarily in its business as a systems integrator of personal computer products. As part of the MTS acquisition, CompuCom also hired certain of MTS' national sales force, technical service personnel and administrative personnel.

     Revenue. Product revenue, which is primarily derived from the sale of desktop, mobile computing, web computing and network computer products to corporate clients, decreased approximately 5.7% in 2001 compared to 2000. CompuCom believes the decline in product revenue can be attributed to a general market weakness in demand for personal computer products, as well as continued pressure from manufacturer direct selling and fulfillment strategies. These factors were partially offset by additional product revenue generated as a result of the MTS acquisition. Service revenue is primarily derived from all aspects of desktop outsourcing, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, and services provided in support of certain manufacturers' direct fulfillment initiatives. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. Service revenue increased approximately 12.3% in 2001 compared to 2000. The increase in service revenue was primarily due to increased revenue related to field engineering and services provided in support of certain manufacturers' direct fulfillment objectives. The majority of the increased field engineering revenue was a result of the MTS acquisition. These increases were partially offset by declines in service revenue due to lower demand for CompuCom's consulting services.

     Gross Margin. Product gross margin as a percentage of product revenue was 8.7% and 6.9% for the three months ended March 31, 2001 and 2000. This increase is primarily due to an increase in the amount of manufacturer volume incentives and certain operational efficiencies. Service gross margin as a percentage of service revenue was 32.8% and 29.6% for the three months ended March 31, 2001 and 2000. The increase was due primarily to improvements in the management and utilization of service-related resources. CompuCom expects to experience continued pressure on both revenue and gross margin, the result of which may be lower revenue and related gross margin when compared to the comparable prior year period.

Selling and Service. Selling and service expenses were 5.9% and 6.0% of revenue for the three months ended March 31, 2001 and 2000. CompuCom attributes this decrease primarily to its own cost management efforts relative to personnel and infrastructure, partially offset by personnel costs and investments in the service infrastructure associated with supporting the service business and costs associated with the MTS acquisition.

General and Administrative. General and administrative expenses increased $0.9 million in 2001 compared to the prior year period. The relatively flat levels of general and administrative expense are reflective of CompuCom's ongoing focus on cost management measures.

Restructuring. In 2000, CompuCom implemented a restructuring plan designed to reduce its cost structure by closing and consolidating certain sites and reducing its workforce. As a result, CompuCom recorded a restructuring charge of $5.2 million in the first quarter of 2000.

Interest and Financing Expense, Net. Interest and financing expense, net was $1.7 million and $4.3 million for the three months ended March 31, 2001 and 2000. The decrease in financing expense is primarily due to CompuCom's ability to improve its management of working capital resulting in lower financing levels in the first quarter of 2001, as compared to the first quarter of 2000. The decline in financing expense was partially offset by the effect of slightly higher effective interest rates in the first quarter of 2001 as compared to the first quarter of 2000, as well as the impact of lower interest income in the first quarter due to financing the MTS acquisition with available cash.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations with proceeds from the issuance of equity securities and convertible notes, proceeds from forward sale contracts, proceeds from sales of partner companies and distributions from private equity funds.

     Our cash and cash equivalents at March 31, 2001 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for at least the next twelve months, including commitments to our existing affiliates, our current operating plan to acquire interests in new affiliates and our general corporate requirements. At March 31, 2001, we were contingently obligated for approximately $14.0 million of guarantee commitments. Additionally, in October 2000, we guaranteed a $35 million loan to our Chairman and CEO, Mr. Musser in connection with margin loan arrangements. The guarantee arrangement is secured by interests in securities and real estate. As of March 31, 2001, in addition to the securities and real estate collateral, we held $2.7 million in a cash account which was deposited by our Chairman and CEO to further collateralize our obligations under the guarantee. In April 2001, Safeguard entered into a definitive agreement with Mr. Musser providing for the extinguishment of the $35 million guarantee and for us to loan Mr. Musser approximately $28 million to repay in full Mr. Musser's margin loans which were guaranteed by us and to pay certain tax obligations and expenses. We expect the final closing under the definitive Agreement to be completed before the end of May 2001. The loan will bear interest at an annual rate of 7% and be payable on demand at any time after January 1, 2003. Mr. Musser will grant us security interests in securities and real estate collateral. Additionally, we had committed capital of approximately $139.3 million, including commitments made in prior years to various affiliates, to be funded over the next several years, including approximately $73 million which is expected to be funded in the next twelve months.

     CompuCom maintains separate, independent financing arrangements, which are non-recourse to us and are secured by certain assets of CompuCom. During the recent three months ended, CompuCom has utilized bank financing arrangements and internally generated funds to fund its cash requirements.

     At March 31, 2001, CompuCom has financing arrangements consisting of a $150 million receivables securitization facility and a $100 million working capital facility. The working capital facility matures in May 2002, and availability under the working capital facility is subject to a borrowing base calculation. Availability under the working capital facility was approximately $61 million, and no amounts were outstanding. Of the $123 million outstanding on the securitization facility at March 31, 2001, $103 million matures in April 2002 and $20 million in October 2003. Both the receivables securitization facility and the working capital facility are subject to CompuCom's compliance with selected financial covenants and ratios.

     CompuCom's liquidity continues to be negatively impacted by the dollar volume of certain manufacturers' rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and claim a rebate from the manufacturer to reduce the final cost. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom's initial cost for the product is often higher than the sales price CompuCom can obtain from its customers. These programs are a material factor in CompuCom's financing needs. As of March 31, 2001, CompuCom was owed approximately $41 million under these vendor rebate programs.

     CompuCom's ability to make distributions to its shareholders is limited by restrictions in CompuCom's financing agreements and CompuCom's working capital needs. We do not consider CompuCom's liquidity to be a source of liquidity to us.

     Consolidated working capital increased to $477 million at March 31, 2001 compared to $314 million at December 31, 2000. This increase is due to the reclassification of the Tellabs holdings from available for sale to trading securities, based on the implementation of SFAS 133. Also affecting working capital was an increase in cash and cash equivalents offset by decreases in receivables and inventories.

     Cash provided by operating activities increased in 2001 compared to 2000 due to increased operating cash flow by CompuCom partially offset by a reduction in the amount of receivables utilized under CompuCom's securitization facility.

     Cash used in investing activities primarily reflects the acquisition of ownership interests in and advances to affiliates. Cash used in investing activities also reflects acquisitions by our subsidiaries. The decrease relates primarily to reduced acquisition activity in 2001 and the maturity of our short term investments.

     During the first quarter of 2001, we made net commitments of approximately $5 million to acquire interests in and make advances to partner companies. During 2001, we funded $28 million to partner companies and private equity funds. From March 31, 2001 through May 14, 2001, we funded $10 million of commitments made prior to March 31, 2001.

     Our general operations are not capital asset intensive, and capital expenditures in any year normally will not be significant in relation to our overall financial position. There were no material capital asset purchase commitments at March 31, 2001.


FACTORS THAT MAY AFFECT FUTURE RESULTS

     We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward-looking statements in this report and those made from time to time by us through our senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements are described in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2000. These factors include, but are not limited to, the following:

- Industry-specific conditions affecting the infrastructure technology business sector in which many of our affiliates operate, such as intense competition, rapid changes in technology and customer demands, frequent new product introductions and shifting distribution channels.

- Many of our affiliates are early-stage companies with limited operating histories, no historical profits and financing requirements that they may not be able to satisfy. These affiliates may not have operating income or net income in the future and their financial results may vary dramatically from quarter to quarter.

- We may have problems raising money we need in the future to fund the needs of our affiliates and to make acquisitions of affiliates.

- We may incur significant costs to avoid investment company status and may suffer adverse consequences if deemed to be an investment company.

- Our strategy of selling assets of our interests in some of the affiliates that we have acquired and developed is dependent on the strength of the public equity market and on the level of activity in the mergers and acquisitions market in the affiliate's industry, as well as on the requirements of the Federal securities laws regulating the sale of securities.

- Our financial results are likely to vary dramatically from quarter to quarter depending upon various events. These events include the financial results of our affiliates and the way that the partner companies are reflected in our consolidated financial statements, sales of partner companies or our interests in partner companies and distributions from private equity funds which we manage or in which we have an interest.

- Our stock price may be subject to significant fluctuation because the value of some of our partner companies fluctuates and because of market conditions generally.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in companies in the technology industry, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities (except the Tellabs transactions as described below). Based on closing market prices at March 31, 2001, the fair market value of our holdings in public securities was approximately $382 million (excluding our holdings in Tellabs). Approximately $81 million of these equity securities at March 31, 2001 consisted of our holdings in Internet Capital Group. A 20% decrease in equity prices would result in an approximate $76 million decrease in the fair value of our publicly traded securities.

     In 1999, we entered into two forward sale contracts related to our remaining holdings in Tellabs. We pledged 3.4 million shares of Tellabs for three months ended and in return received approximately $139 million in cash. At the end of the term, we have the option to deliver cash or Tellabs shares with a value determined by the stock price of Tellabs at maturity. The number of Tellabs shares to be delivered at maturity ranges from 2.7 million to
3.4 million shares (or the cash value thereof).

     CompuCom is exposed to interest rate risk primarily through its receivables securitization and working capital facilities. CompuCom utilizes borrowings on these facilities to meet its working capital needs and other financing needs. At March 31, 2001, the securitization facility had borrowings of approximately $123 million, and there were no borrowings on the working capital facility. If CompuCom's effective interest rate were to increase 100 basis points, or 1.00%, CompuCom's interest expense would increase by $1.4 million based on CompuCom's average borrowings during the first quarter of 2001. Our share of this increase would be approximately $0.8 million after deduction for minority interest but before income taxes.

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  Number                   Description
                  --------                 -----------
                      3.1*         Safeguard Scientifics, Inc. Amended Bylaws

                      10.1**       Fourth Amendment to Inventory and Working Capital Financing Agreement dated as of January 10,
                                   2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation

*    Filed herewith

** Filed on April 2, 2001 as Exhibit 10.28.5 to the Company's Annual Report on Form 10-K and incorporated herein by reference.


(b) On January 25, 2001, the Company filed a Current Report on Form 8-K to announce the acquisition of certain assets of MicroAge Technology Services, L.L.C. by the Company's majority-owned subsidiary, CompuCom.

     On March 26, 2001 the Company filed a Current Report on Form 8-K/A to amend the current report on Form 8-K filed by the Company on January 25, 2001, to announce the acquisition of certain assets of MicroAge Technology Services, L.L.C. by the Company's majority-owned subsidiary, CompuCom. The amendment was filed to include financial statements that were not available at the time of filing of the initial report.

     On March 26, 2001, the Company filed a Current Report on Form 8-K to provide the Company's 2000 Consolidated Financial Statements and Management Discussion and Analysis of Financial Condition and Results of Operations

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SAFEGUARD SCIENTIFICS, INC.
                                   (Registrant)


Date:    May 15, 2001              /s/ Harry Wallaesa
                                   ---------------------------------------------
                                   Harry Wallaesa
                                   President and Chief Operating Officer



 Date:    May 15, 2001             /s/ Gerald A. Blitstein
                                   ---------------------------------------------
                                   Gerald A. Blitstein
                                   Executive Vice President and Chief
                                   Financial Officer (Principal Financial and
                                   Principal Accounting Officer)