Form 10-Q
period 2001-06-30
SAFEGUARD SCIENTIFICS INC ET AL
filed 2001-08-14
CIK 86115

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended     June 30, 2001           Commission File Number   1-5620
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

                      Yes    X                     No
                          --------                    ----------

Number of shares outstanding as of          August 14, 2001

Common Stock                                117,578,573

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT FORM 10-Q
INDEX


PART I - FINANCIAL INFORMATION
------------------------------
                                                                        Page
                                                                        ----
Item 1 - Financial Statements:

   Consolidated Balance Sheets -
   June 30, 2001 (unaudited) and December 31, 2000                          3

   Consolidated Statements of Operations (unaudited) -
   Three and Six Months Ended June 30, 2001 and 2000                        4

   Consolidated Statements of Cash Flows (unaudited) -
   Six Months Ended June 30, 2001 and 2000                                  5

   Notes to Consolidated Financial Statements                               6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     19

Item 3 - Quantitative and Qualitative Disclosures About Market Risk        30


PART II - OTHER INFORMATION
---------------------------


Item 1 - Legal Proceedings                                                 32

Item 4 - Submission of Matters to a Vote of Security Holders               32

Item 6 - Exhibits and Reports on Form 8-K                                  32

Signatures                                                                 34

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                          JUNE 30,        DECEMBER 31,
                                                                             2001                2000
---------------------------------------------------------------------------------------------------------------
                                                                         (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents, restricted cash and short-term
     investments                                                 $        248,470       $  219,431
   Trading securities                                                     172,423            3,446
   Accounts receivable, less allowances                                   182,134          246,949
   Inventories                                                             40,971           78,187
   Prepaid expenses and other current assets                               26,131           24,914
---------------------------------------------------------------------------------------------------------------
Total current assets                                                      670,129          572,927

Property and equipment, net                                                57,980           52,951
Ownership interests in and advances to affiliates                         311,758          616,875
Available-for-sale securities                                               9,709          214,343
Intangibles, net                                                          130,121          123,002
Deferred taxes                                                             49,225           39,708
Related party note receivable                                              26,033               --
Other                                                                      26,072           28,453
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $1,281,027       $1,648,259
---------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt                                 $   5,766        $   5,250
   Accounts payable                                                       122,791          123,130
   Accrued expenses                                                       105,353          130,722
---------------------------------------------------------------------------------------------------------------
Total current liabilities                                                 233,910          259,102

Long-term debt                                                             16,287           13,493
Minority interest                                                         109,617          106,462
Other long-term liabilities                                               168,353          164,765
Convertible subordinated notes                                            200,000          200,000

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock                                                                --               --
Common stock                                                               11,815           11,815
Additional paid-in capital                                                748,173          758,946
Retained earnings (deficit)                                              (187,499)         172,716
Accumulated other comprehensive loss                                         (920)            (712)
Unamortized deferred compensation                                          (1,314)              --
Treasury stock, at cost                                                   (17,395)         (38,328)
---------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                552,860          904,437
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $1,281,027       $1,648,259
---------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     JUNE 30,                     JUNE 30,
                                                 2001         2000           2001           2000
---------------------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)
REVENUE
  Product sales                             $ 426,671    $ 640,007    $   912,134     $1,155,605
  Service sales                                81,549       68,324        166,125        136,467
  Other                                         6,334        4,344         12,962          8,089
--------------------------------------------------------------------------------------------------------------
Total revenue                                 514,554      712,675      1,091,221      1,300,161

Operating Expenses
  Cost of sales--product                      382,628      589,280        824,789      1,065,943
  Cost of sales--service                       52,487       45,607        109,448         92,621
  Selling and service                          36,104       36,791         73,999         73,985
  General and administrative                   42,150       46,831         82,035         95,029
  Depreciation and amortization                 9,766        8,029         19,460         16,359
  Restructuring                                    --           --             --          5,169
--------------------------------------------------------------------------------------------------------------
Total operating expenses                      523,135      726,538      1,109,731      1,349,106
--------------------------------------------------------------------------------------------------------------
                                               (8,581)     (13,863)       (18,510)       (48,945)
Other income (loss), net                      (28,300)      32,564        (37,575)        85,020
Interest income                                 2,988        7,453          6,974          8,647
Interest and financing expense                 (6,743)     (10,052)       (15,476)       (20,750)
--------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
  INTEREST AND EQUITY INCOME (LOSS)           (40,636)      16,102        (64,587)        23,972
Income taxes                                   (3,071)      (1,169)         6,186        (17,106)
Minority interest                              (1,248)      (1,730)        (2,298)         6,869
Equity income (loss)                          (65,517)     (11,033)      (299,516)        18,033
--------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                           $(110,472)   $   2,170    $  (360,215)     $  31,768
--------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE
  Basic                                     $   (0.94)   $    0.02    $     (3.07)   $      0.29
  Diluted                                   $   (0.95)   $    0.02    $     (3.08)   $      0.26
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                       117,300      116,732        117,269        111,127
  Diluted                                     117,300      119,333        117,269        114,254
--------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                               2001         2000
--------------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                         $(360,215)  $   31,768
Adjustments to reconcile to net cash provided by (used in)
 operating activities:
   Depreciation and amortization                                             19,460       16,359
   Deferred income taxes                                                     (8,213)        (855)
   Equity (income) loss                                                     299,516      (22,718)
   Other (income) loss, net                                                  37,575      (80,335)
   Stock-based compensation                                                     376        5,889
   Minority interest                                                          1,379       (4,121)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
   Accounts receivable, net                                                 146,818      (20,157)
   Inventories                                                               50,345       13,250
   Accounts payable, accrued expenses and other                             (12,960)       5,467
--------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities                    174,081      (55,453)
INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities                         11,029       57,756
Proceeds from sales of and distributions from affiliates                     20,730       43,743
Advances to affiliates                                                      (12,582)     (24,193)
Repayment of advances to affiliates                                              30       10,050
Acquisitions of ownership interests in affiliates
   and subsidiaries, net of cash acquired                                   (46,927)    (336,288)
Acquisitions by subsidiaries, net of cash acquired                          (79,309)        (750)
Advances to related party                                                   (26,499)          --
Decrease in short-term investments and restricted cash                       86,728           --
Capital expenditures                                                        (14,369)      (4,928)
Other, net                                                                   (1,467)     (21,553)
--------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                  (62,636)    (276,163)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities                                    19,549      603,163
Repayments on revolving credit facilities                                   (17,996)    (593,038)
Borrowings on long-term debt                                                  3,509        1,819
Repayments on long-term debt                                                 (1,752)      (6,158)
Repurchase of company common stock                                               --      (19,074)
Issuance of Company common stock, net                                           139      613,542
Issuance of subsidiary common stock                                             375        1,427
--------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                3,824      601,681
--------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   115,269      270,065
Cash and cash equivalents at beginning of period                            133,201       49,813
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 248,470    $ 319,878
--------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

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

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,             JUNE 30,
                                                2001           2000    2001         2000
--------------------------------------------------------------------------------------
                                                           (in thousands)
                                                            (unaudited)
NET INCOME (LOSS)                           $(110,472)  $   2,170   $(360,215) $31,768
--------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME
       (LOSS), BEFORE TAXES:
  Unrealized holding gains (losses)            (2,809)     39,474      (4,891)   7,874
  Reclassification adjustments                 (4,009)      1,148       4,571  (44,683)
RELATED TAX (EXPENSE) BENEFIT:
  Unrealized holding (gains) losses               983     (13,816)      1,712   (2,756)
  Reclassification adjustments                  1,403        (402)     (1,600)  15,639
--------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS)              (4,432)     26,404        (208) (23,926)
--------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                 $(114,904)  $  28,574   $(360,423) $ 7,842
--------------------------------------------------------------------------------------

4.  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

5.  CASH AND CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

At June 30, 2001, cash and cash equivalents consist of commercial paper and other deposits that are readily convertible into cash. At December 31, 2000, restricted cash of $35 million was primarily invested in money market investments and was used as collateral under a guarantee arrangement (note
19). At December 31, 2000, short-term investments of $51 million represented commercial paper with maturities ranging from 92 to 208 days. At June 30, 2001, the restricted cash and short-term investment balances were zero.

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

    The forward sale contracts are considered derivative financial instruments that have been designated as fair value hedging instruments under SFAS 133. The Company's objective relative to the use of these hedging instruments is to limit the Company's exposure to and benefits from price fluctuations in the underlying equity securities. Pursuant to SFAS 133, the Company transferred its Tellabs holdings into the trading category from the available-for-sale category effective January 1, 2001. As of June 30, 2001, the fair value of our holdings in Tellabs and the value of the forward sale contracts are included in the caption trading securities on the consolidated balance sheets. The Company accounts for the forward sale arrangements as hedges and has determined that the hedges are highly effective. Changes in the value of the hedge instrument are substantially offset by changes in the value of the underlying securities. The hedging of the Tellabs common stock was part of the Company's overall risk management strategy, which includes the preservation of cash and the value of securities used to fund ongoing operations and future acquisition opportunities. The Company does not hold or issue any derivative financial instruments for trading purposes.

    The net loss recognized during the six months ended June 30, 2001 was $16.5 million. This amount reflects a $77.3 million gain on the change in the fair value of the hedging contract excluded from the assessment of the hedge effectiveness, and the ineffective portion of the hedge, reduced by a $93.8 million loss on the change in fair value of the Tellabs holdings. This loss is reflected in other income (loss), net in the consolidated statements of operations. The effect of the transition accounting at January 1, 2001, prescribed in SFAS 133 was not material.

    The Company's liability of $166 million in connection with these transactions is included in other long-term liabilities on the consolidated balance sheet at June 30, 2001. The initial cost of the transaction ($4.3 million) is being amortized over the life of the agreement through the statements of operations.

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

7. OWNERSHIP INTERESTS IN AND ADVANCES TO AFFILIATES

The following summarizes the Company's ownership interests in and advances to affiliates accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at June 30, 2001 and December 31, 2000.

                                           JUNE 30,     DECEMBER 31,
                                               2001             2000
                                       ------------------------------
                                               (in thousands)
                                        (unaudited)
EQUITY METHOD
Public companies                          $ 99,257          $267,062
Non-public companies                       176,053           309,369
---------------------------------------------------------------------
                                           275,310           576,431
COST METHOD
Non-public companies                        24,784            33,101
ADVANCES TO AFFILIATES                      11,664             7,343
---------------------------------------------------------------------
                                          $311,758          $616,875
---------------------------------------------------------------------

   The market value of the Company's public companies accounted for under the equity method was $266 million and $339 million at June 30, 2001 and December 31, 2000.

   At June 30, 2001, the Company's carrying value in its partner companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $86.5 million which is included in ownership interests in and advances to affiliates on the consolidated balance sheets. This excess relates to ownership interests acquired through June 30, 2001, and is being amortized generally over a three to ten-year period. Amortization expense of $14.5 million and $7.2 million for the six months ended and $6.8 million and $4.2 million for the three months ended June 30, 2001 and 2000, is included in equity loss in the consolidated statements of operations.

   As of June 30, 2001, the Company had advances to partner companies that mature on various dates through May 2004 and bear interest at fixed rates between 5.3% and 9.0% and variable rates consisting of the prime rate (6.75% at June 30, 2001) plus 1 - 2%. The Company also has short-term advances to partner companies of $0.9 million at June 30, 2001, which is included in accounts receivable, less allowances, on the consolidated balance sheets.

        During management's ongoing review of the recoverability of recorded carrying values versus their estimated fair value, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable. The Company recorded impairment charges for companies accounted for under the equity method totaling $20.6 million and $2.3 million for the three months ended June 30, 2001 and 2000 and $58.6 million and $4.7 million for the six months ended June 30, 2001 and 2000. The amount of the impairment charge was determined by comparing the carrying value of our interest in the affiliate to the estimated fair value. Impairment charges associated with equity method companies are reported as part of equity income (loss) on the consolidated statements of operations. Impairment charges related to cost method companies are reported in other income (loss), net (see note 12).

8.  AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consisted of the following:


                                               JUNE 30, 2001           DECEMBER 31, 2000
-----------------------------------------------------------------------------------------
                                      CARRYING        MARKET      CARRYING        MARKET
                                         VALUE         VALUE         VALUE         VALUE
-----------------------------------------------------------------------------------------
                                                        (in thousands)
                                   (unaudited)
Tellabs (a)                                --            --       $212,731     $  190,654
Pac-West Telecomm                   $   9,891     $   4,940          9,872          8,465
Brandywine Realty Trust(b)                 39           762          8,561         10,619
Other public companies                  2,030         4,007          2,086          4,605
Unrealized depreciation                (2,251)                     (18,907)
----------------------------------------------                  -----------
                                    $   9,709                     $214,343
----------------------------------------------                  -----------

(a) As discussed in note 6, the Company entered into forward sale contracts on its Tellabs holdings in 1999. Also as discussed in note 6, these holdings were reclassified to trading securities on January 1, 2001.

(b)  The Company sold a majority of its holdings in Brandywine in June 2001.

9.  DEBT

The following is a summary of long-term debt:

                                                 JUNE 30,         DECEMBER 31,
                                                     2001                2000
-----------------------------------------------------------------------------
                                                      (in thousands)
                                                (unaudited)
Parent company and other recourse debt          $  19,527         $   18,240
Subsidiary debt (non-recourse to parent)            2,526                503
-----------------------------------------------------------------------------
Total debt                                         22,053             18,743
Current maturities of long-term debt               (5,766)            (5,250)
-----------------------------------------------------------------------------
Long-term debt                                  $  16,287         $   13,493
-----------------------------------------------------------------------------

    In May 2001, the Company executed a $100 million revolving credit facility which matures in May 2002, and is secured by certain equity securities the Company holds in its publicly traded partner companies. Availability under our bank credit facility is determined by the market value of these securities pledged as collateral. Based on the provisions of the borrowing base, availability under our bank credit facility at June 30, 2001 was $100 million (less outstanding letters of credit of $0.7 million) and there were no amounts outstanding. The credit facility is subject to the Company's compliance with selected financial covenants.

    Other long-term debt includes mortgage obligations and bank credit facilities of consolidated partner companies. These obligations bear interest rates ranging from 7.75% to 9.75%.

    At June 30, 2001, CompuCom has a $100 million working capital facility and a $150 million receivables securitization facility. The $100 million working capital facility bears interest at a rate of LIBOR plus an agreed upon spread and is secured by certain assets of CompuCom. Availability under the facility is subject to a borrowing base calculation. As of June 30, 2001, availability under the working capital facility was approximately $74 million, and there were no amounts outstanding as of June 30, 2001 and December 31, 2000. The working capital facility matures in May 2002. The securitization facility allows CompuCom to sell, without recourse, an interest in its accounts receivable on a revolving basis and is accounted for as a sale of accounts receivable. The effective rate on the $150 million receivables securitization is based on a designated short-term interest rate plus an agreed upon spread. Amounts outstanding as sold receivables at June 30, 2001 consisted of two certificates totaling $106 million, one certificate for $56 million with an April 2002 maturity date and one certificate for $50 million with an October 2003 maturity date. Both facilities require CompuCom to maintain compliance with selected financial covenants and ratios.

10. SHAREHOLDERS' EQUITY

In June 2001, the Company granted 279,000 shares of its common stock to its employees, with a fair value on the date of grant of $1.3 million (or $4.785 per share). The value of the shares is being amortized over the vesting period of 2 years. During the three months ended June 30, 2001, the Company recorded $21,000 of expense related to this grant.

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





                                      ACCRUAL AT        CASH     ACCRUAL AT
                                   DEC. 31, 2000    PAYMENTS  JUNE 30, 2001
---------------------------------------------------------------------------
                                                  (in thousands)
                                                   (unaudited)
RESTRUCTURING - 2000
Lease termination costs                  $ 1,770    $ (197)         $1,573
Employee severance and related
benefits                                      10       (10)             --
---------------------------------------------------------------------------
                                         $ 1,780    $ (207)         $1,573
---------------------------------------------------------------------------
RESTRUCTURING - 1998
Lease termination costs                  $   710    $ (159)         $  551
---------------------------------------------------------------------------

The remaining accrual at June 30, 2001 is reflected in accrued liabilities on the consolidated balance sheet and is expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and actual amounts paid will be reflected in operating expenses in future periods.

12. OTHER INCOME (LOSS), NET

Other income (loss), net, consists of the following:

                                                      THREE MONTHS ENDED,     SIX MONTHS ENDED,
                                                                 JUNE 30               JUNE 30
                                                         2001       2000       2001       2000
-----------------------------------------------------------------------------------------------
                                                                    (in thousands)
                                                                     (unaudited)
Gain on sale of public holdings, net                  $  1,551    $  9,424  $  1,392   $61,831
Gain on sale of private partner companies,net            1,454      19,760     1,518    19,809
Unrealized loss on derivative financial instruments    (12,196)         --   (16,528)       --
Unrealized loss on trading securities, net                (272)       (820)   (1,126)     (820)
Other, primarily impairment charges                    (18,837)      4,200   (22,831)    4,200
-----------------------------------------------------------------------------------------------
                                                      $(28,300)   $ 32,564  $(37,575)  $85,020
-----------------------------------------------------------------------------------------------

    For the three and six months ended June 30, 2001, the Company recorded impairment charges of $18.8 million and $22.8 million for the other than temporary decline in the carrying value of certain partner companies accounted for under the cost method (see note 7).

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

    The Company's consolidated income tax expense recorded for the three months ended June 30, 2001, was $3.1 million, net of a recorded valuation allowance of $37.9 million. The Company's consolidated income tax benefit recorded for the six months ended June 30, 2001, was $6.2 million, net of a recorded valuation allowance of $115.7 million. The Company has recorded a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized in future years.

14. NET INCOME PER SHARE

The calculations of net income (loss) per share were:

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,             JUNE 30,
                                                  2001        2000      2001        2000
---------------------------------------------------------------------------------------
                                               (in thousands except per share amount)
                                                            (unaudited)
Basic:
Net income (loss)                            $(110,472) $   2,170   $(360,215)  $31,768
---------------------------------------------------------------------------------------

Average common shares outstanding              117,300    116,732     117,269   111,127
---------------------------------------------------------------------------------------

Basic                                         $  (0.94) $    0.02   $   (3.07)  $  0.29
---------------------------------------------------------------------------------------

Diluted:
Net income (loss)                            $(110,472) $   2,170   $(360,215)  $31,768
Effect of:  Public holdings                       (389)      (123)       (744)   (1,736)
---------------------------------------------------------------------------------------
Adjusted net income (loss)                   $(110,861) $   2,047   $(360,959)  $30,032
---------------------------------------------------------------------------------------


Average common shares outstanding              117,300    116,732     117,269   111,127
Effect of: Dilutive options                         --      2,601          --     3,127
---------------------------------------------------------------------------------------
Average common shares assuming dilution        117,300    119,333     117,269   114,254
---------------------------------------------------------------------------------------

Diluted                                       $  (0.95) $    0.02   $   (3.08)  $  0.26
---------------------------------------------------------------------------------------

If a consolidated or equity method company has dilutive options or securities outstanding, diluted net income (loss) per share is computed first by deducting from income (loss) the income attributable to the potential exercise of the dilutive options or securities of the company. This impact is shown as an adjustment to net income (loss) for purposes of calculating diluted net income (loss) per share.

The computation of average common shares outstanding for the three and six months ended June 30, 2001, excludes 0.3 million shares of non-vested restricted stock granted in June 2001.

Approximately 0.1 million and 0.5 million weighted average common stock equivalents related to stock options and approximately 8.3 million and 8.3 million shares representing the weighted average effect of assumed conversion of the convertible subordinated notes were excluded from the denominator in the calculation of diluted loss per share for the three and six months ended June 30, 2001, because their effect was anti-dilutive.

15. PARENT COMPANY FINANCIAL INFORMATION

Parent Company financial information is provided to present the financial position and results of operations of the Company as if the consolidated companies were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies.

BALANCE SHEETS

                                                     JUNE 30,  DECEMBER 31,
                                                         2001          2000
----------------------------------------------------------------------------
                                                        (in thousands)
                                                  (unaudited)
ASSETS
Cash and cash equivalents, restricted cash
  and short-term investments                     $   135,722  $    204,004
Trading securities                                   172,423         3,446
Other current assets                                  41,046       30,022
Ownership interests in and advances to
affiliates                                           447,949       759,914
Available-for-sale securities                          9,709       214,233
Related party  note receivable                        26,033            --
Other                                                133,368       113,415
----------------------------------------------------------------------------
Total Assets                                     $   966,250  $  1,325,034
----------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                              $    30,123  $     42,899
Long-term debt                                        15,224        13,421
Other long-term liabilities                          168,043       164,277
Convertible subordinated notes                       200,000       200,000
Shareholders' equity                                 552,860       904,437
----------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity       $   966,250  $  1,325,034
----------------------------------------------------------------------------


The carrying values of the Company's less than wholly owned subsidiaries, primarily CompuCom, Tangram and SOTAS, are included in ownership interests in and advances to affiliates.

STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                           JUNE 30,            JUNE 30,
                                                   2001        2000      2001      2000
-------------------------------------------------------------------------------------------
                                                           (in thousands)
                                                            (unaudited)
Revenue                                       $  15,964  $    6,861   $   34,572  $ 13,382
Operating expenses                               27,639      20,117       54,979    45,837
-------------------------------------------------------------------------------------------
                                                (11,675)    (13,256)     (20,407)  (32,455)
Other income (loss), net                        (28,300)     30,606      (37,575)   83,062
Interest and financing expense, net              (3,229)      1,183       (5,977)   (3,733)
-------------------------------------------------------------------------------------------
Income (loss) before income taxes and equity
income (loss)                                   (43,204)     18,533      (63,959)   46,874
Income taxes                                     (2,193)       (224)       7,826   (19,561)
Equity income (loss)                            (65,075)    (16,139)    (304,082)    4,455
-------------------------------------------------------------------------------------------
Net income (loss)                             $(110,472) $    2,170   $ (360,215)  $31,768
-------------------------------------------------------------------------------------------

The Company's shares of the income or losses of its less than wholly owned subsidiaries, primarily CompuCom, Tangram and SOTAS for the three and six months ended June 30, 2001, and including Arista for the three and six months ended June 30, 2000, are reflected in equity income (loss).


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

The following summarizes information related to the Company's segments (in thousands). All significant intersegment activity has been eliminated.

                                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                             JUNE 30,                   JUNE 30,
                                                                        2001          2000           2001        2000
------------------------------------------------------------------------------------------------------------------------
                                                                    (UNAUDITED)
SUMMARY OF CONSOLIDATED NET INCOME (LOSS)
General Safeguard Operations                                        $ (41,803)    $  43,696     $  (59,409)   $  62,488
Partner Company Operations                                            (69,651)      (41,840)      (302,671)     (26,946)
CompuCom Operations                                                       982           314          1,865       (3,774)
------------------------------------------------------------------------------------------------------------------------
                                                                    $(110,472)    $   2,170     $ (360,215)   $  31,768
------------------------------------------------------------------------------------------------------------------------
GENERAL SAFEGUARD OPERATIONS
Revenue                                                             $   6,334     $   4,344     $   12,962    $   8,089
Operating expenses
   General and administrative                                          16,737        16,654         31,174       39,148
   Depreciation and amortization                                          696           440          1,443          855
------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                            17,433        17,094         32,617       40,003
------------------------------------------------------------------------------------------------------------------------
                                                                      (11,099)      (12,750)       (19,655)     (31,914)
   Other income (loss), net                                           (28,300)       30,606        (37,575)      83,062
   Interest and financing, net                                         (2,958)        1,102         (5,837)      (3,937)
------------------------------------------------------------------------------------------------------------------------
   Income (loss) before income taxes and equity income                (42,357)       18,958        (63,067)      47,211
   Income taxes                                                          (820)      (21,625)           (64)     (33,688)
   Equity income                                                        1,374        46,363          3,722       48,965
------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) from General Safeguard Operations                 $ (41,803)    $  43,696     $  (59,409)   $  62,488
------------------------------------------------------------------------------------------------------------------------
PARTNER COMPANY OPERATIONS
Revenue                                                             $  19,511     $   6,720     $   35,262    $  14,750
Operating expenses
   Cost of sales                                                        9,881         2,276         20,398        4,716
   Selling and service                                                  4,806         3,412          9,582        5,911
   General and administrative                                           3,164         5,839          6,601       10,462
   Depreciation and amortization                                        3,005         1,831          5,938        3,735
------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                            20,856        13,358         42,519       24,824
------------------------------------------------------------------------------------------------------------------------
                                                                       (1,345)       (6,638)        (7,257)     (10,074)
   Interest and financing, net                                            (49)         (495)          (188)        (695)
------------------------------------------------------------------------------------------------------------------------
   Loss before income taxes and equity loss                            (1,394)       (7,133)        (7,445)     (10,769)
   Income taxes                                                        (1,366)       22,460          8,012       14,526
   Minority Interest                                                        -           229              -          229
   Equity loss                                                        (66,891)      (57,396)      (303,238)     (30,932)
------------------------------------------------------------------------------------------------------------------------
Net Loss from Partner Company Operations                            $ (69,651)    $ (41,840)    $ (302,671)   $ (26,946)
------------------------------------------------------------------------------------------------------------------------
COMPUCOM OPERATIONS
Revenue
   Product sales                                                    $ 419,718     $ 637,460     $  902,079   $1,149,105
   Service sales                                                       68,991        64,151        140,918      128,217
------------------------------------------------------------------------------------------------------------------------
                                                                    $ 488,709     $ 701,611     $1,042,997   $1,277,322
------------------------------------------------------------------------------------------------------------------------
Operating expenses
   Cost of sales - Product                                            381,824       588,838        822,095    1,064,965
   Cost of sales - Service                                             43,410        43,773         91,744       88,883
   Selling and service                                                 31,298        33,379         64,417       68,074
   General and administrative                                          22,249        24,338         44,260       45,419
   Depreciation and amortization                                        6,065         5,758         12,079       11,769
   Restructuring                                                            -             -              -        5,169
------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                           484,846       696,086      1,034,595    1,284,279
------------------------------------------------------------------------------------------------------------------------
                                                                        3,863         5,525          8,402       (6,957)
   Other income, net                                                        -         1,958              -        1,958
   Interest and financing, net                                           (748)       (3,206)        (2,477)      (7,471)
------------------------------------------------------------------------------------------------------------------------
   Income (loss) before income taxes and minority interest              3,115         4,277          5,925      (12,470)
   Income taxes                                                          (885)       (2,004)        (1,762)       2,056
   Minority interest                                                   (1,248)       (1,959)        (2,298)       6,640
------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) from CompuCom Operations                          $     982     $     314     $    1,865   $   (3,774)
------------------------------------------------------------------------------------------------------------------------

17. BUSINESS COMBINATIONS

Acquisitions by the Company

    In January 2001, the Company acquired 100% of Palarco, Inc. for cash and stock, and an additional amount which is dependent upon the achievement of certain performance targets during the two years after the acquisition. Palarco is a provider of global information technology solutions, and provides a key services component to Safeguard's infrastructure strategy by augmenting the breadth and depth of Safeguard's consulting and implementation capabilities.

    In August 2000, aligne, the Company's wholly owned subsidiary, acquired 100% of K Consultants, Inc. for cash and an additional amount which is dependent upon achievement of certain performance targets of K Consultants during the first 12 months after the acquisition. K Consultants provides eBusiness infrastructure consulting services, including strategy, architecture, implementation and support.

    In February 2000, the Company acquired the remaining 20% voting ownership in aligne in exchange for shares of the Company's common stock.

    These transactions were accounted for as purchases and, accordingly, the consolidated financial statements reflect the operations of these companies since the acquisition date.

    In connection with its acquisitions, the Company has contingent consideration payable dependent upon the achievement of certain performance targets. The maximum amount of contingent consideration is approximately $16 million to be paid primarily in common stock (payable through 2003).

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

                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                             2000                   2000
                                             ---------------------    -------------------
                                               (in thousands except per share amounts)
Total revenues                                         $1,014,504             $1,962,179
Net income (loss)                                      $   (2,645)            $   22,987
Diluted income (loss) per share                        $    (0.02)            $     0.19

Unaudited pro forma consolidated results for the three and six months ended June 30, 2001, after giving effect to the 2001 acquisitions, would not have been materially different from the amounts reported.

Subsequent Acquisition by Subsidiary

    On July 16, 2001, CompuCom purchased certain assets of Excell Data Corporation ("Excell") pursuant to the terms of the Asset Purchase Agreement dated as of July 11, 2001 entered into by and among CompuCom, Excell and Cambridge Technology Partners, Inc., the parent of Excell. Under the terms of the purchase agreement, CompuCom purchased certain assets of Excell for approximately

$27 million, subject to certain post-closing adjustments. The net assets acquired were used by Excell primarily in its business of high-end technical applications development, network infrastructure design and deployment and worldwide event technical planning and support.

18. COMMITMENTS AND CONTINGENCIES

Litigation Arising Out Of The Initial Public Offering of Opus360 Corporation

Beginning in April 2001, Safeguard, CompuCom Systems, Inc., a Safeguard affiliate, and an officer of Safeguard and Safeguard's designee as a Director of Opus360 Corporation, were named in putative class actions filed in federal court in New York. The plaintiffs allege material misrepresentations and/or omissions in connection with the initial public offering of Opus360 Corporation stock on April 7, 2000.

The cases are brought against Opus360, its officers and directors (including the Safeguard designee), Safeguard, CompuCom, and Opus360's underwriters. In these cases, the plaintiffs allege, among other things, that the prospectus and registration statement for Opus360's initial public offering contained misrepresentations and/or omissions regarding: (1) Opus360's products, including Opus Xchange; (2) Opus360's cash flow and liquidity, including its "cash burn" rate; and (3) Opus360's relationships with its customers. Plaintiffs assert claims under Sections 11, 12 and 15 of the Securities Act of 1933. Plaintiffs seek damages in an amount in excess of $70 million. Safeguard expects that these cases will be consolidated into a single coordinated proceeding and that it will respond to the allegations following consolidation. While the outcome of this litigation is uncertain, the Company believes that it has valid defenses to plaintiffs' claims and intends to defend the lawsuits vigorously.

Gilman v. Safeguard Scientifics, Inc. and Warren V. Musser

On June 26, 2001, Safeguard and Warren V. Musser, Safeguard's Chairman, were named as defendants in a putative class action filed in federal court in Philadelphia. Plaintiffs allege that defendants failed to disclose that Mr. Musser had pledged some or all of his Safeguard stock as collateral to secure margin trading in his personal brokerage accounts. Plaintiffs allege that defendants' failure to disclose the pledge, along with their failure to disclose several margin calls and the consequences thereof on Safeguard's stock price, violated the federal securities laws. Plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

Safeguard has not yet filed an answer to plaintiffs' Complaint. While the outcome of this litigation is uncertain, the Company believes that it has valid defenses to plaintiffs' claims and intends to defend the lawsuit vigorously.

The Company and its subsidiaries are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

19. RELATED PARTY TRANSACTIONS

During October 2000, the Company extended a $10 million loan to the Company's Chairman and Chief Executive Officer, Mr. Musser, and guaranteed a $35 million loan to Musser, each in connection with his margin loan arrangements. Mr.
Musser had incurred margin debt and obligations with respect to margin debt at several brokerage firms. The securities subject to the margin account included approximately 8,000,000 shares of Safeguard common stock. With the goal of maintaining an orderly trading market for Safeguard's stock, Safeguard extended the guarantee and advanced the loan. The $10 million loan bore interest at the prime rate and was payable in full on March 15, 2001. On December 3, 2000, Mr. Musser repaid in full the principal and accrued interest on the $10 million loan. Mr. Musser's obligations to the Company under the guarantee arrangements were secured by interests in securities and real estate. In May 2001, Safeguard consummated a definitive agreement with Mr. Musser under which the Company loaned Mr. Musser $26.5 million to repay in full Mr. Musser's margin loans which were guaranteed by the Company and to pay certain tax obligations and expenses. As a result of the repayment of these margin loans, the Company's $35 million guarantee was extinguished. The loan bears interest at an annual rate of 7% and is payable on demand at any time after January 1, 2003. Mr. Musser granted the Company security interests in securities and real estate as collateral. Until April 30, 2006, the Company will have recourse only against the collateral. There can be no assurance that the proceeds realized by the Company in the future from dispositions of the collateral will be sufficient to repay the loan in full. After April 30, 2006, the Company will have recourse against Mr. Musser personally, except with respect to certain ongoing compensation to be received by Mr. Musser. The Company has the right to sell the collateral at any time and apply the net after-tax proceeds from the sales of collateral against amounts outstanding on the loan. The outstanding balance of the loan at June 30, 2001 was approximately $26 million.

During June 2000, John Halvey, a senior officer of Safeguard, resigned from the Company. In connection with his separation, the Company agreed to forgive indebtedness of $0.5 million plus accrued interest in exchange for the transfer by the officer to the Company of shares of capital stock of certain Safeguard affiliates. In addition, Safeguard agreed to pay the officer approximately $0.1 million in respect of relocation and moving expenses. If the officer complies with various confidentiality and other obligations, in March 2002 the Company will forgive other loans to the officer aggregating $0.2 million and will make a $0.1 million severance payment to the employee.

In 1999, the Company loaned an officer and a director of CompuCom $0.8 million to exercise CompuCom stock options. Interest on the note accrues at a rate of 4.3% per annum, and principal on the note is due on December 31, 2001.

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

    We participate in managing 11 private equity funds which are located on our corporate campus. In addition, we are a limited partner in 6 other private equity funds. Collectively, these 17 funds, which have over $3.6 billion of committed capital, augment our network by providing us with an expanded base through which we conduct our operations, including acquisition syndication opportunities. We believe our network of private equity funds creates opportunities for us and our partner companies to form strategic alliances and partnerships that may develop or enhance their businesses. Also, the personal relationships and expertise of the professionals employed by these funds are important resources for developing and evaluating acquisition opportunities. We frequently refer opportunities that may not fit our operating strategy or deal criteria to an appropriate fund.

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

    Consolidation. Partner companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. If this majority voting ownership is likely to be temporary, we account for the company under the equity method. Under the consolidation method, a partner company's results of operations are included within our consolidated statements of operations. Participation of other partner company shareholders in the income or losses of a consolidated partner company is reflected in minority interest in our consolidated statements of operations. The minority interest amount adjusts our consolidated net income (loss) to reflect only our share of the earnings or losses of the consolidated partner company. CompuCom Systems, Inc., Tangram Enterprise Solutions, Inc., SOTAS, Inc. and aligne, incorporated were consolidated in 2001 and 2000. In August 2000, aligne acquired 100% of K Consultants. In January 2001, we acquired 100% of Palarco, Inc. Each of these partner companies was consolidated from the date we acquired directly or indirectly more than 50% of the outstanding voting securities interest. Arista Knowledge Systems, Inc. was sold in July 2000 and is included in our consolidated operating results through its sale date.

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

    The effect of an affiliate's net results of operations on our results of operations is the same under either the consolidation method of accounting or the equity method of accounting, because under each of these methods only our share of the income or losses of an affiliate is reflected in our net results of operations in the consolidated statements of operations. Our partner companies accounted for under the equity method of accounting at June 30, 2001 included:


                                               PARTNER        VOTING       VOTING
                                               COMPANY     OWNERSHIP    OWNERSHIP
                                                 SINCE       6/30/01     12/31/00
                                                 -----       -------     --------
PUBLICLY TRADED:
    Cambridge Technology Partners                 1991           17%        17%
    ChromaVision Medical Systems                  1996           30%        30%
    DocuCorp International                        1995           18%        18%
    eMerge Interactive                            1997           17%        17%
    Internet Capital Group                        1996           14%        14%
    Lifef/x                                       1996           46%        12%
    OAO Technology Solutions                      1996           31%        31%
    Sanchez Computer Associates                   1986           25%        25%
    USDATA Corporation                            1994           43%        40%
PRIVATELY HELD:
    AgWeb.com                                     2000           43%        43%
    Atlas Commerce                                2000           34%        35%
    Buystream                                     2000           25%        31%
    Data Center Direct                            2000           76%        76%
    iMedium                                       1999           31%        31%
    Kanbay                                        1998           30%        30%
    Mantas                                        2001           30%        n/a
    Mi8                                           2000           27%        27%
    NexTone Communications                        2000           37%        38%
    Nextron Communications                        1995           56%        54%
    Persona                                       1999           30%        30%
    QuestOne Decision Sciences                    1997           31%        31%
    Redleaf Group                                 1999           31%        30%
    TechSpace                                     2000           45%        45%
    ThinAirApps                                   2000           34%        34%
    WebTelecom                                    2000           53%        53%
    Wireless OnLine                               2000           43%        43%

    We have representation on the boards of directors of these partner companies. Although we own less than 20% of the voting stock of some of these companies, we believe we have the ability to exercise significant influence based on our representation on each company's board of directors and other factors. We own greater than 50% of the voting stock of some of these companies; however, we believe majority voting ownership is temporary. In addition to our holdings in equity and debt securities, we also periodically make advances to our affiliates in the form of promissory notes. The carrying value of advances to affiliates totaled $12.5 million and $7.3 million at June 30, 2001 and December 31, 2000.

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

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30,                   JUNE 30,
-----------------------------------------------------------------------------------------------------
                                                     2001          2000           2001        2000
-----------------------------------------------------------------------------------------------------
                                                                     (in thousands)
                                                                       (unaudited)
SUMMARY OF CONSOLIDATED NET INCOME (LOSS)
General Safeguard Operations                   $  (41,803)    $  43,696     $ (59,409)    $ 62,488
Partner Company Operations                        (69,651)      (41,840)     (302,671)     (26,946)
CompuCom Operations                                   982           314         1,865       (3,774)
-----------------------------------------------------------------------------------------------------
                                               $ (110,472)    $   2,170     $(360,215)    $ 31,768
-----------------------------------------------------------------------------------------------------

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

                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                            JUNE 30,                   JUNE 30,
                                                                  2001          2000           2001        2000
---------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)
                                                                                  (unaudited)
Revenue                                                      $    6,334    $   4,344    $   12,962   $    8,089
Operating expenses
   General and administrative                                    16,737       16,654        31,174       39,148
   Depreciation and amortization                                    696          440         1,443          855
----------------------------------------------------------------------------------------------------------------
   Total operating expenses                                      17,433       17,094        32,617       40,003
----------------------------------------------------------------------------------------------------------------
                                                                (11,099)     (12,750)      (19,655)     (31,914)
   Other income (loss), net                                     (28,300)      30,606       (37,575)      83,062
   Interest and financing, net                                   (2,958)       1,102        (5,837)      (3,937)
----------------------------------------------------------------------------------------------------------------
   Income (loss) before income taxes and equity income          (42,357)      18,958       (63,067)      47,211
   Income taxes                                                    (820)     (21,265)          (64)     (33,688)
   Equity income                                                  1,374       46,363         3,722       48,965
----------------------------------------------------------------------------------------------------------------
Net Income (Loss) from General Safeguard Operations          $  (41,803)   $  43,696    $  (59,409)  $   62,488
----------------------------------------------------------------------------------------------------------------


    Revenue. Revenue consists of management fees charged to private equity funds for operational and management services. Revenue was $6.3 million and $4.3 million for the three months ended June 30, 2001 and 2000, and $13.0 million and $8.1 million for the six months ended June 30, 2001 and 2000. This increase was related to additional management fees charged to private equity funds as a result of the formation of additional private equity funds during 2000.

    General and Administrative. Our general and administrative expenses consist primarily of employee compensation, outside services such as legal, accounting and consulting, and travel-related costs. General and administrative were flat for the three months ended June 30, 2001 compared to 2000. Excluding general and administrative costs related to the private equity funds and $2.3 million of non-cash charges in 2000, general and administrative decreased $1.7 million for the three months ended June 30, 2001 compared to the prior year period. The reduction is the result of certain cost reduction efforts undertaken in the fourth quarter of 2000. General and administrative costs decreased $8.0 million for the six months ended June 30, 2001 compared to the same period in 2000. Excluding general and administrative costs related to the private equity funds and $8.0 million of non-cash charges in 2000, general and administrative costs decreased $5.0 million for the six months ended June 30, 2001 compared to the prior year period. The reduction is the result of certain cost reduction efforts undertaken in the fourth quarter of 2000.

    Other Income (Loss), Net. Other income, net, for the General Safeguard Operations segment consisted of the following:

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                       2001        2000      2001        2000
----------------------------------------------------------------------------------------------
                                                                (in thousands)
                                                                  (unaudited)
Gain on sale of public holdings, net              $  1,551   $  7,466    $  1,392  $ 59,873
Gain on sale of private partner companies, net       1,454     19,760       1,518  $ 19,809
Unrealized loss on derivative financial
  instrument                                       (12,196)        --     (16,528)       --
Unrealized loss on trading securities, net            (272)      (820)     (1,126)     (820)
Other, primarily impairment charges                (18,837)     4,200     (22,831)    4,200
----------------------------------------------------------------------------------------------
                                                  $(28,300)  $ 30,606    $(37,575) $ 83,062
----------------------------------------------------------------------------------------------

    During the three months ended June 30, 2000, we sold shares of public holdings, including Diamond Technology Partners, for aggregate net proceeds of $25.2 million and recorded gains of $7.5 million. During the six months ended June 30, 2000, we sold shares of public holdings, including Diamond Technology Partners and eMerge Interactive (in its IPO), for aggregate net proceeds of $85.9 million and recorded gains of $59.9 million.

    We implemented SFAS 133 effective January 1, 2001. The net loss recognized during the three months ended June 30, 2001 on the Tellabs forward sale contracts was $12.2 million, including a $60.8 million gain on the change in fair value of the hedging contract excluded from the assessment of the hedge effectiveness, and the ineffective portion of the hedge, reduced by a $73.0 million loss on the change in fair value of the Tellabs holdings. The net loss recognized during the six months ended June 30, 2001 on these forward sale contracts was $16.5 million. This loss includes a $77.3 million gain on the change in the fair value of the hedging contract, reduced by a $93.8 million loss on the change in fair value of the Tellabs holdings.

    Included in other income, net, for the three and six months ended June 30, 2001 are impairment charges of approximately $18.8 million and $22.8 million for certain holdings accounted for under the cost method determined to have experienced an other than temporary decline in value.

    Interest and Financing Expense, Net. Interest expense was $3.0 million for the three months ended June 30, 2001 versus $1.1 million of income for the three months ended June 30, 2000. Interest expense was $5.8 million for the six months ended June 30, 2001 and $3.9 million for the six months ended June 30, 2000. The change is due to higher interest income earned in 2000 on funds raised in our April 2000 follow-on public offering and from strategic investors.

    Income Taxes. The Company's consolidated income tax expense recorded for the three months ended June 30, 2001, was $3.1 million net of a recorded valuation allowance of $37.9 million. The Company's consolidated income tax benefit recorded for the six months ended June 30, 2001, was $6.2 million net of a recorded valuation allowance of $115.7 million. The Company has recorded a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized in future years.

NET RESULTS OF OPERATIONS - PARTNER COMPANY OPERATIONS

    Partner Company Operations reflects the operations of all of our partner companies other than CompuCom (included in CompuCom Operations). The partner companies included in Partner Company Operations are accounted for under either the consolidation or the equity method.

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30,                   JUNE 30,
----------------------------------------------------------------------------------------------------
                                                     2001          2000           2001        2000
----------------------------------------------------------------------------------------------------
                                                                     (in thousands)
                                                                       (unaudited)
Revenue                                          $ 19,511      $  6,720     $  35,262     $ 14,750
Operating expenses
   Cost of sales                                    9,881         2,276        20,398        4,716
   Selling and service                              4,806         3,412         9,582        5,911
   General and administrative                       3,164         5,839         6,601       10,462
   Depreciation and amortization                    3,005         1,831         5,938        3,735
----------------------------------------------------------------------------------------------------
   Total operating expenses                        20,856        13,358        42,519       24,824
----------------------------------------------------------------------------------------------------
                                                   (1,345)       (6,638)       (7,257)     (10,074)
   Interest and financing, net                        (49)         (495)         (188)        (695)
----------------------------------------------------------------------------------------------------
   Loss before income taxes and equity loss        (1,394)       (7,133)       (7,445)     (10,769)
   Income taxes                                    (1,366)       22,460         8,012       14,526
   Minority Interest                                    -           229             -          229
   Equity loss                                    (66,891)      (57,396)     (303,238)     (30,932)
----------------------------------------------------------------------------------------------------
Net Loss from Partner Company Operations         $(69,651)     $(41,840)    $(302,671)    $(26,946)
----------------------------------------------------------------------------------------------------

    Revenue. Revenue consists of charges for consulting services by our wholly owned subsidiary, aligne, K Consultants subsequent to its acquisition by aligne in August 2000, and Palarco subsequent to its acquisition in January 2001. Revenue also includes sales by Tangram and SOTAS. Revenue was $19.5 million and $6.7 million for the three months ended June 30, 2001 and 2000, and $35.3 million and $14.8 million for the six months ended June 30, 2001 and 2000. The increase in revenue in 2001 was the result of the acquisitions of K Consultants in August 2000 and Palarco in January 2001.

    Operating Expenses. Operating expenses were $20.9 million and $13.4 million for the three months ended June 30, 2001 and 2000 and $42.5 million and $24.8 million for the six months ended June 30, 2001 and 2000. The increase in expenses in 2001 was the result of the acquisitions of K Consultants and Palarco.

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

    Equity loss was $66.9 million and $57.4 million for the three months ended June 30, 2001 and 2000. During the three months ended June 30, 2001 and 2000, we accounted for 30 and 34 companies on the equity method. During the three months ended June 30, 2000, $25.1 million of our equity loss was attributable to Internet Capital Group. Goodwill amortization of $6.8 million and $4.2 million is included in equity loss for the three months ended June 30, 2001 and 2000. Write-downs for the other than temporary declines in value of partner companies of $20.6 million and $2.3 million for the three months ended June 30, 2001 and 2000, are also included in equity loss. The remaining equity loss of $39.5 million and $25.8 million for the three months ended June 30, 2001 and 2000 relates to our share of 30 and 33 partner company operating results, a majority which have losses.

    Equity loss was $303.2 million and $30.9 million for the six months ended June 30, 2001 and 2000. During the six months ended June 30, 2001, we accounted for 33 companies on the equity method versus 37 in 2000. During the six months ended June 30, 2001, $136.5 million of loss was attributable to Internet Capital Group versus $24.8 million of income for the six months ended June 30, 2000. Goodwill amortization of $14.5 million and $7.2 million is included in equity loss for the six months ended June 30, 2001 and 2000. Write-downs for the other than temporary declines in value of partner companies of $58.5 million and $4.7 million for the six months ended June 30, 2001 and 2000, are also included in equity loss. The remaining equity loss of $93.7 million and $43.8 million for the six months ended June 30, 2001 and 2000 relates to our share of 32 and 36 partner company operating results, a majority which have losses.

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

NET RESULTS OF OPERATIONS - COMPUCOM OPERATIONS

    CompuCom Operations reflects the results of our majority-owned subsidiary, CompuCom.

                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                    JUNE 30,                   JUNE 30,
                                                               2001          2000          2001         2000
---------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
                                                                                (unaudited)
Revenue
   Product sales                                           $  419,718   $ 637,460    $  902,079    $ 1,149,105
   Service sales                                               68,991      64,151       140,918        128,217
----------------------------------------------------------------------------------------------------------------
                                                              488,709     701,611     1,042,997      1,277,322
----------------------------------------------------------------------------------------------------------------
Operating expenses
   Cost of sales - Product                                    381,824     588,838       822,095      1,064,965
   Cost of sales - Service                                     43,410      43,773        91,744         88,883
   Selling and service                                         31,298      33,379        64,417         68,074
   General and administrative                                  22,249      24,338        44,260         45,419
   Depreciation and amortization                                6,065       5,758        12,079         11,769
   Restructuring                                                    -           -             -          5,169
----------------------------------------------------------------------------------------------------------------
   Total operating expenses                                   484,846     696,086     1,034,595      1,284,279
----------------------------------------------------------------------------------------------------------------
                                                                3,863       5,525         8,402         (6,957)
   Other income, net                                                -       1,958             -          1,958
   Interest and financing, net                                   (748)     (3,206)       (2,477)        (7,471)
----------------------------------------------------------------------------------------------------------------
   Income (loss) before income taxes and minority interest      3,115       4,277         5,925        (12,470)
   Income taxes                                                  (885)     (2,004)       (1,762)         2,056
   Minority interest                                           (1,248)     (1,959)       (2,298)         6,640
----------------------------------------------------------------------------------------------------------------
Net Income (Loss) from CompuCom Operations                 $      982   $     314        $1,865    $    (3,774)
----------------------------------------------------------------------------------------------------------------

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

    Revenue. Product revenue, which is primarily derived from the sale of desktop, networking, and mobile computing products, as well as peripherals and software-related products to corporate clients, decreased approximately 34.2% in the three months ended June 30, 2001 and decreased 21.5% for the six months ended June 30, 2001 compared to 2000. CompuCom believes the decline in product revenue can be attributed to general economic weakness reflected in lower demand for personal computer products as product purchases are being delayed, downsized or cancelled. In addition, CompuCom believes the decline in product revenue is due to the increased competitiveness and aggressiveness of certain manufacturers to sell or fulfill client's requirements in a more direct fashion. Service revenue is primarily derived from all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting and services provided in support of certain manufacturers' direct fulfillment initiatives. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. Service revenue increased approximately 7.5% in the three months ended June 30, 2001 compared to 2000 and increased 9.9% for the six months ended June 30, 2001 compared to 2000. The increase in service revenue was primarily due to increased revenue related to field engineering and help desk outsourcing. These increases were partially offset by declines in service revenue due to lower demand for CompuCom's consulting services and manufacturer warranty contracts.

    Gross Margin. Product gross margin as a percentage of product revenue was 9.0% and 7.6% for the three months ended June 30, 2001 and 2000 and 8.9% and 7.3% for the six months ended June 30, 2001 and 2000. This increase is the result of relatively less high volume, low margin activity with CompuCom's larger clients as well as the benefit realized from certain operational efficiencies, partially offset by the impact of the increase in lower margin software license revenue. Service gross margin as a percentage of service revenue was 37.1% and 31.8% for the three months ended June 30, 2001 and 2000 and 34.9% and 30.7% for the six months ended June 30, 2001 and 2000. The increase was due primarily to improvements in the management and utilization of service-related resources. Due to both the general economic environment and competitive conditions, CompuCom expects to continue to experience competitive pressure on both revenue and gross margin, the result of which may be to report lower revenue and related gross margin when compared to the comparable prior year period.

    Selling and Service. Selling and service expense decreased $2.1 million for the three months ended June 30, 2001 compared to 2000, and decreased $3.7 million for the six months ended June 30, 2001 compared to 2000. The decrease relates primarily to CompuCom's cost management efforts relative to personnel and infrastructure, partially offset by increased training costs and investments in the service infrastructure associated with supporting the service business. Selling and service expenses were 6.4% and 4.8% of revenue for the three months ended June 30, 2001 and 2000 and 6.2% and 5.3% for the six months ended June 30, 2001 and 2000. CompuCom attributes this percentage increase to the decline in product revenue for the comparable periods and to increased personnel, training costs and investments in the service infrastructure associated with supporting the service business.

    General and Administrative. General and administrative expenses decreased $2.1 million in the three months ended June 30, 2001 compared to the prior year period and decreased $1.2 million in the six months ended June 30, 2001 compared to the prior year period. The decrease in general and administrative expense is reflective of CompuCom's ongoing cost management efforts relative to personnel-related and infrastructure costs. CompuCom's operating expenses are reported net of reimbursements by certain manufacturers for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by CompuCom.

    Restructuring. In 2000, CompuCom implemented a restructuring plan designed to reduce its cost structure by closing and consolidating certain sites and reducing its workforce. As a result, CompuCom recorded a restructuring charge of $5.2 million in the first quarter of 2000.

Interest and Financing Expense, Net. Interest and financing expense, net was $0.7 million and $3.2 million for the three months ended June 30, 2001 and 2000 and $2.5 million and $7.5 million for the six months ended June 30, 2001 and 2000. The decrease in financing expense is primarily due to CompuCom's improved management of working capital, as well as less financing requirements given the decline in product revenue, resulting in lower financing levels in the three and six months ended June 30, 2001 as compared to the prior year periods. The decline in financing expense was also due to the effect of higher interest income generated from investing increased available cash as well as slightly lower effective interest rates in 2001 as compared to 2000.

LIQUIDITY AND CAPITAL RESOURCES

    We have funded our operations with proceeds from the issuance of equity securities and convertible notes, proceeds from forward sale contracts, proceeds from sales of partner companies and distributions from private equity funds. If the stock markets decline significantly, availability under the credit facility could be reduced significantly and could have an adverse effect on our availability to borrow under the facility. Our ability to raise proceeds for sales of publicly traded partner companies could also be adversely affected by market declines.

    We have a revolving credit facility of up to $100 million depending on the market value of pledged securities. The facility matures in May 2002 and is secured by certain equity securities we hold of our publicly traded partner companies. Based on the provisions of the borrowing base, availability under the bank facility at June 30, 2001 was $100 million (less outstanding letters of credit of $0.7 million) and there were no amounts outstanding.

    Our cash and cash equivalents at June 30, 2001 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for at least the next twelve months, including commitments to our existing affiliates, our current operating plan to acquire interests in new affiliates and our general corporate requirements. In October 2000, we guaranteed a $35 million loan to our Chairman and CEO, Mr. Musser, in connection with margin loan arrangements. In May 2001, we consummated a definitive agreement with Mr. Musser under which we loaned Mr. Musser $26.5 million to repay in full Mr. Musser's margin loans which were guaranteed by us and to pay certain tax obligations and expenses. As a result of the repayment of these margin loans, our $35 million guarantee was extinguished. The loan bears interest at an annual rate of 7% and is payable on demand at any time after January 1, 2003. Mr. Musser granted us security interests in securities and real estate as collateral. Until April 30, 2006, we will have recourse only against the collateral. There can be no assurance that the proceeds realized by the Company in the future from dispositions of the collateral will be sufficient to repay the loan in full. After April 30, 2006, we will have recourse against Mr. Musser personally, except with respect to certain ongoing compensation to be received by Mr. Musser. We have the right to sell the collateral at any time and apply the net after-tax proceeds from the sales of collateral against amounts outstanding on the loan. The outstanding balance of the loan at June 30, 2001 was approximately $26 million.

    At June 30, 2001 we were contingently obligated for $14 million of guarantee commitments. Additionally, we have committed capital of approximately $127.8 million, including commitments made in prior years to various affiliates, to be funded over the next several years, including approximately $72.6 million which is expected to be funded in the next twelve months. If a consolidated partner company achieves agreed upon performance criteria over the next two years, we will be obligated to pay up to an aggregate amount of $16 million primarily in common stock as additional purchase price consideration to the former shareholders of the company.

    CompuCom maintains separate, independent financing arrangements, which are non-recourse to us and are secured by certain assets of CompuCom. CompuCom's working capital requirements are generally funded through financing arrangements and internally generated funds.

    At June 30, 2001, CompuCom has financing arrangements consisting of a $150 million receivables securitization facility and a $100 million working capital facility. The working capital facility matures in May 2002, and availability under the working capital facility is subject to a borrowing base calculation. Availability under the working capital facility was approximately $74 million at June 30, 2001, and no amounts were outstanding. Of the $106 million outstanding on the securitization facility at June 30, 2001, $56 million matures in April 2002 and $50 million in October 2003. Both the receivables securitization facility and the working capital facility are subject to CompuCom's compliance with selected financial covenants and ratios.

    CompuCom's liquidity continues to be negatively impacted by the dollar volume of certain manufacturers' rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and claim a rebate from the manufacturer to reduce the final cost. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom's initial cost for the product is often higher than the sales price CompuCom can obtain from its clients. These programs are a material factor in CompuCom's financing needs. As of June 30, 2001, CompuCom was owed approximately $24 million under these vendor rebate programs.

    CompuCom's ability to make distributions to its shareholders is limited by restrictions in CompuCom's financing agreements and CompuCom's working capital needs. We do not consider CompuCom's liquidity to be a source of liquidity to us.

    Consolidated working capital increased to $436 million at June 30, 2001 compared to $314 million at December 31, 2000. This increase is due to the reclassification of the Tellabs holdings from available for sale to trading securities, based on the implementation of SFAS 133. Also affecting working capital was an increase in cash and cash equivalents offset by decreases in receivables and inventories.

    Cash provided by operating activities increased in 2001 compared to 2000 due to increased operating cash flow by CompuCom. This is primarily attributable to decreases in receivables and inventories. CompuCom's receivables have decreased primarily due to the decline in revenue relative to the fourth quarter of 2000. Partially offsetting the impact of CompuCom's lower revenue levels was a reduction in the amount of receivables utilized under their securitization facility. The decrease in CompuCom's inventories is primarily due to lower product demand and CompuCom's ongoing efforts to minimize risk associated with suppliers' price protection and returns programs by maintaining lower inventory levels, which resulted in higher inventory turns.

    Cash used in investing activities primarily reflects the acquisition of ownership interests in and advances to affiliates. Cash used in investing activities also reflects acquisitions by our subsidiaries. The decrease relates primarily to reduced acquisition activity in 2001 and the decrease in short-term investments and restricted cash, partially offset by reduced sales of securities and sales of and distribution from affiliates.

    During the first six months of 2001, we made net commitments of approximately $51.4 million to acquire interests in and make advances to partner companies, and we funded $62.6 million to partner companies and private equity funds. From July 1, 2001 through August 10, 2001, we funded $9.7 million of commitments made prior to June 30, 2001.

    In July 2001, Novell acquired all of the outstanding shares of Cambridge Technology Partners (Massachusetts), Inc. in exchange for Novell common stock. We received 6.9 million shares of Novell, which we subsequently sold for $34.4 million of proceeds. In addition, in August 2001, we completed the sale of our interests in a private equity fund, receiving proceeds of approximately $23 million.

    On July 16, 2001, CompuCom purchased certain assets and assumed certain liabilities of Excell Data Corporation ("Excell") pursuant to terms of the Assets Purchase Agreement dated as of July 11, 2001 entered into by and among CompuCom, Excell and Cambridge Technology Partners, Inc., the parent of Excell. Under the terms of the purchase agreement, CompuCom purchased certain assets of Excell for approximately $27 million, subject to certain post-closing adjustments. The net assets acquired were used by Excell primarily in its business of high-end technical applications development, network infrastructure design and deployment, and worldwide event technical planning and support.

    Our general operations are not capital asset intensive, and capital expenditures in any year normally will not be significant in relation to our overall financial position. There were no material capital asset purchase commitments at June 30, 2001.


RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

    The Company is required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 will become effective January 1, 2002. Because of the extensive effort needed to comply with adopting SFAS No's. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in companies in the technology industry, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities (except the Tellabs transactions as described below). Based on closing market prices at June 30, 2001, the fair market value of our holdings in public securities was approximately $375 million (excluding our holdings in Tellabs). A 20% decrease in equity prices would result in an approximate $75 million decrease in the fair value of our publicly traded securities.

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

    Availability under our bank credit facility is determined by the market value of the publicly traded securities pledged as collateral. As of June 30, 2001, $100 million was available under this facility. If the market value of these securities decreased 20%, the availability under the facility would be reduced to $87.2 million. We are also exposed to interest rate risk primarily through our bank credit facility. At June 30, 2001, there were no borrowings outstanding under the facility.

    CompuCom is exposed to interest rate risk primarily through its receivables securitization and working capital facilities. CompuCom utilizes borrowings on these facilities to meet its working capital and other financing needs. At June 30, 2001, the securitization facility had borrowings of approximately $106 million, and there were no borrowings on the working capital facility. If CompuCom's effective interest rate were to increase by 100 basis points, or 1.00%, CompuCom's annual interest and financing expense would increase by $1.3 million based on CompuCom's average borrowings during the six months ended June 30, 2001. Our share of this increase would be approximately $0.8 million after deduction for minority interest but before income taxes.

                                   PART II
                              OTHER INFORMATION

Item 1. Legal Proceedings

Safeguard and various associated entities and persons have been named in two putative class action proceedings, one of which arises out of the initial public offering of Opus 360 Corporation. These proceedings are described in
Note 18 of the Notes to Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q, which note is incorporated by reference in its entirety into this Item 1.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Shareholders on May 23, 2001. At the meeting the shareholders voted in favor of the following items listed in the Proxy Statement dated April 17, 2001:

        I      Election of Directors

                                                   For                  Withheld
                                                   ---                  --------
               Warren V. Musser                    95,726,499           4,578,136
               Robert E. Keith, Jr.                98,597,200           1,707,435
               Harry Wallaesa                      98,495,611           1,809,024
               Vincent G. Bell, Jr.                95,976,031           4,328,604
               Walter W. Buckley, III              94,881,075           5,423,560
               Michael J. Emmi                     98,714,684           1,589,951
               Robert A. Fox                       98,508,684           1,795,951
               Jack L. Messman                     98,554,579           1,750,056
               Russell E. Palmer                   98,694,031           1,610,604
               John W. Poduska, Sr.                98,656,056           1,648,579
               Heinz C. Schimmelbusch              98,419,162           1,885,473
               Hubert J.P. Schoemaker              98,759,318           1,545,317
               Carl J. Yankowski                   95,493,184           4,811,451

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits
               Number                   Description
               ------                   -----------
                  3.1***         Safeguard Scientifics, Inc. Amended Bylaws

                  10.1**         Fourth Amendment to Inventory and Working Capital Financing Agreement dated as of January 10, 2001 by and between CompuCom Systems, Inc. and IBM Credit
                                 Corporation

                  10.2*          Credit Agreement dated May 23, 2001, by and among Safeguard Scientifics,
                                 Inc., Safeguard Scientifics (Delaware), Inc., Safeguard Delaware, Inc., and
                                 PNC Bank, NA (exhibits omitted)

                  10.3*          Consulting Agreement dated July 3, 2001 between Safeguard Scientifics, Inc.
                                 and Vincent G. Bell, Jr.

                  10.4*          Amended and Restated Demand Note dated May 18, 2001 given by Warren V.
                                 Musser for advances by Bonfield Insurance, LTD

                  10.5*          Agreement to Restructure by and among Warren V. Musser and Hillary Grinker
                                 Musser and Safeguard Scientifics, Inc. and Bonfield Insurance, LTD, dated as of April 16, 2001

                  10.6*          Amendment to Agreement to Restructure by and among Warren V. Musser and
                                 Hillary Grinker Musser and Safeguard Scientifics, Inc. and Bonfield
                                 Insurance, LTD, dated May 18, 2001

                  10.7****       Amendment Number 1, dated as of May 17, 2001 to the Series 2000-1 Supplement, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems,
                                 Inc., Lloyds TSB Bank PLC and Wells Fargo Bank Minnesota, National Association
                                 (f/k/a Norwest Bank Minnesota, National Association).

                  10.8****       Amendment Number 2, dated as of May 17, 2001 to the Series 1999 -1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999 and as amended by Amendment Number 1, dated as of October 2, 2000, by and among CSI
                                 Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market
                                 Street Funding Corporation and Wells Fargo Bank Minnesota, National
                                 Association (f/k/a Norwest Bank Minnesota, National Association).

                  *   Filed herewith
                  **  Filed on April 2, 2001 as Exhibit 10.28.5 to the Company's Annual Report on Form 10-K and
                      incorporated herein by reference.
                  *** Filed on May 15, 2001 as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for
                      the three months ended March 31, 2001, and incorporated herein by reference.
                  ****Filed on August 14, 2001 as Exhibits 10.1 and 10.2 to CompuCom Systems, Inc.'s Quarterly
                      Report on Form 10-Q for the three months ended June 30, 2001, and incorporated herein by reference.


        b)     Reports on Form 8-K

               No reports on Form 8-K have been filed by the registrant during the three months ended June 30, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SAFEGUARD SCIENTIFICS, INC.
                                    (Registrant)

Date:    August 14, 2001            /s/ Vincent G. Bell, Jr.
                                    ------------------------------------
                                    Vincent G. Bell, Jr.
                                    Acting Chief Executive Officer



Date:    August 14, 2001            /s/ Gerald A. Blitstein
                                    ------------------------------------
                                    Gerald A. Blitstein
                                    Executive Vice President and Chief Financial Officer
                                    (Principal Financial and Principal Accounting Officer)