Form 10-Q
period 2001-09-30
SAFEGUARD SCIENTIFICS INC ET AL
filed 2001-11-14
CIK 86115

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended   September 30, 2001         Commission File Number   1-5620
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

                     Yes    X                           No
                         --------                          ----------

Number of shares outstanding as of          November 14, 2001

Common Stock                                117,682,573

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT FORM 10-Q
INDEX


PART I - FINANCIAL INFORMATION
------------------------------
                                                                                        Page
                                                                                        ----

Item 1 - Financial Statements:

    Consolidated Balance Sheets -
    September 30, 2001 (unaudited) and December 31, 2000                                   3

    Consolidated Statements of Operations (unaudited) -
    Three and Nine Months Ended September 30, 2001 and 2000                                4

    Consolidated Statements of Cash Flows (unaudited) -
    Nine Months Ended September 30, 2001 and 2000                                          5

    Notes to Consolidated Financial Statements                                             6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                    19

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                       32


PART II - OTHER INFORMATION
---------------------------


Item 1 - Legal Proceedings                                                                33

Item 6 - Exhibits and Reports on Form 8-K                                                 33

Signatures                                                                                35

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                                     SEPTEMBER 30,         DECEMBER 31,
                                                                                              2001                 2000
------------------------------------------------------------------------------------------------------------------------
                                                                                         (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents, restricted cash and short-term investments               $   285,361          $   219,431
   Trading securities                                                                      175,005                3,446
   Accounts receivable, less allowances                                                    168,391              246,949
   Income tax receivable                                                                    55,000               14,474
   Inventories                                                                              38,794               78,187
   Prepaid expenses and other current assets                                                11,593               10,440
------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                       734,144              572,927

Property and equipment, net                                                                 64,093               52,951
Ownership interests in and advances to affiliates                                          218,481              616,875
Available-for-sale securities                                                                4,937              214,343
Intangibles, net                                                                           149,542              123,002
Deferred taxes                                                                               6,798               39,708
Related party note receivable                                                               25,357                   --
Other                                                                                       24,008               28,453
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $ 1,227,360          $ 1,648,259
========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt                                                $     9,250          $     5,250
   Accounts payable                                                                        105,317              123,130
   Accrued expenses                                                                        133,265              130,722
   Other current liabilities                                                               168,798                   --
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                  416,630              259,102

Long-term debt                                                                              18,982               13,493
Minority interest                                                                          111,735              106,462
Other long-term liabilities                                                                  1,331              164,765
Convertible subordinated notes                                                             200,000              200,000

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock                                                                                 --                   --
Common stock                                                                                11,815               11,815
Additional paid-in capital                                                                 744,529              758,946
Retained earnings (deficit)                                                               (263,582)             172,716
Accumulated other comprehensive income (loss)                                                  779                 (712)
Unamortized deferred compensation                                                           (1,698)                  --
Treasury stock, at cost                                                                    (13,161)             (38,328)
------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                 478,682              904,437
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 1,227,360          $ 1,648,259
========================================================================================================================


See notes to consolidated financial statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                            2001             2000              2001              2000
------------------------------------------------------------------------------------------------------------------------
                                                                                       (unaudited)

REVENUE
   Product sales                                     $   334,501       $  664,091      $  1,246,635      $  1,819,696
   Service sales                                          90,836           73,925           256,961           210,392
   Other                                                   6,836            4,630            19,798            12,719
------------------------------------------------------------------------------------------------------------------------
Total revenue                                            432,173          742,646         1,523,394         2,042,807

Operating Expenses
   Cost of sales--product                                301,220          606,981         1,126,009         1,672,924
   Cost of sales--service                                 57,829           43,701           167,277           136,322
   Selling and service                                    34,285           37,456           108,284           111,441
   General and administrative                             42,405           51,848           124,440           146,877
   Depreciation and amortization                          10,009            8,032            29,469            24,391
   Restructuring                                              --               --                --             5,169
------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                 445,748          748,018         1,555,479         2,097,124
------------------------------------------------------------------------------------------------------------------------
                                                         (13,575)          (5,372)          (32,085)          (54,317)
Other income (loss), net                                 (12,860)          34,457           (50,435)          119,477
Interest income                                            3,007            7,543             9,981            16,190
Interest and financing expense                            (7,631)         (10,762)          (23,107)          (31,512)
------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
   INTEREST AND EQUITY LOSS                              (31,059)          25,866           (95,646)           49,838
Income taxes                                                 587           13,865             6,773            (3,241)
Minority interest                                           (671)          (3,884)           (2,969)            2,985
Equity loss                                              (44,940)         (61,035)         (344,456)          (43,002)
------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                    $   (76,083)      $  (25,188)     $   (436,298)     $      6,580
========================================================================================================================

NET INCOME (LOSS) PER SHARE
   Basic                                             $     (0.65)      $    (0.22)     $      (3.72)     $       0.06
   Diluted                                           $     (0.65)      $    (0.22)     $      (3.73)     $       0.06
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                 117,300          117,095           117,279           113,131
   Diluted                                               117,300          117,095           117,279           115,958
------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                                    NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                                 2001            2000
-----------------------------------------------------------------------------------------------------------------------
                                                                                                   (unaudited)

OPERATING ACTIVITIES
Net income (loss)                                                                         $  (436,298)   $      6,580
Adjustments to reconcile to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                                                               29,469          24,391
   Deferred income taxes                                                                       (7,503)        (18,643)
   Equity loss                                                                                344,456          43,002
   Other (income) loss, net                                                                    50,435        (119,477)
   Stock-based compensation                                                                       376          11,830
   Minority interest                                                                            1,781          (1,791)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
   Accounts receivable, net                                                                   169,410         (41,291)
   Inventories                                                                                 54,164          38,036
   Accounts payable, accrued expenses and other                                               (19,966)        (38,816)
-----------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities                                     186,324         (96,179)
INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities                                           11,612          85,658
Proceeds from sales of and distributions from affiliates                                       93,672          74,474
Advances to affiliates                                                                        (13,948)        (30,793)
Repayment of advances to affiliates                                                               406          15,550
Acquisitions of ownership interests in affiliates
   and subsidiaries, net of cash acquired                                                     (64,404)       (442,440)
Acquisitions by subsidiaries, net of cash acquired                                           (104,338)           (750)
Advances to related party, net                                                                (26,708)             --
Decrease in short-term investments and restricted cash                                         86,728              --
Capital expenditures                                                                          (21,642)         (9,265)
Other, net                                                                                     (2,381)         (2,473)
-----------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                                   (41,003)       (310,039)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities                                                      24,862         963,216
Repayments on revolving credit facilities                                                     (21,983)       (928,637)
Borrowings on long-term debt                                                                    5,305           2,151
Repayments on long-term debt                                                                   (1,972)         (7,426)
Repurchase of company common stock                                                                  -         (43,611)
Issuance of Company common stock, net                                                             139         614,940
Issuance of subsidiary common stock                                                               488           1,894
-----------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                                 6,839         602,527
-----------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     152,160         196,309
Cash and cash equivalents at beginning of period                                              133,201          49,813
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $   285,361     $   246,122
========================================================================================================================


See notes to consolidated financial statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

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

2.   NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statements of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. If the derivative is determined to be a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are offset against the change in the fair value of the hedged assets, liabilities or firm commitments through the statements of operations or recognized in other comprehensive income until the hedged item is recognized in the statement of operations. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The Company currently holds derivative instruments and engages in certain hedging activities, which have been accounted for as described in note 6. The Company adopted SFAS 133 on January 1, 2001.

3.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. In addition to net income (loss), the Company's source of comprehensive income
(loss) is from net unrealized appreciation (depreciation) on its holdings classified as available-for-sale. Reclassification adjustments result from the recognition in net income of unrealized gains or losses that were included in comprehensive income (loss) in prior periods. The following summarizes the components of comprehensive income (loss), net of income taxes:

                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                              2001            2000           2001           2000
-----------------------------------------------------------------------------------------------------------------
                                                                            (in thousands)
                                                                              (unaudited)
NET INCOME (LOSS)                                      $  (76,083)     $  (25,188)   $  (436,298)   $      6,580
=================================================================================================================
OTHER COMPREHENSIVE INCOME
       (LOSS), BEFORE TAXES:
  Unrealized holding gains (losses)                        (3,481)        (69,461)        (8,372)        (23,713)
  Reclassification adjustments                              6,095          (1,999)        10,666         (54,587)
RELATED TAX (EXPENSE) BENEFIT:
  Unrealized holding (gains) losses                         1,218          24,311          2,930           8,300
  Reclassification adjustments                             (2,133)            700         (3,733)         19,104
-----------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS)                           1,699         (46,449)         1,491         (50,896)
-----------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                     $  (74,384)     $  (71,637)   $  (434,807)   $    (44,316)
=================================================================================================================

4.   RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

5.   CASH AND CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

At September 30, 2001, cash and cash equivalents consist of commercial paper and other deposits that are readily convertible into cash. At December 31, 2000, restricted cash of $35 million was primarily invested in money market investments and was used as collateral under a guarantee arrangement (note 19). At December 31, 2000, short-term investments of $51 million represented commercial paper with maturities ranging from 92 to 208 days.

6.   FINANCIAL INSTRUMENTS

In 1999, in order to mitigate the Company's market exposure and generate cash, the Company entered into two forward sale contracts related to 3.4 million shares of its holdings in Tellabs common stock. The Company pledged these shares of Tellabs under contracts that expire in March and August 2002 and, in return, received approximately $139 million of cash. At maturity, the Company is required to deliver cash or Tellabs stock with a value determined by the stock price of Tellabs at maturity. The number of Tellabs shares to be delivered at maturity will range between 2.7 million to 3.4 million depending on the price of Tellabs stock at that date. The Company currently intends to deliver shares of Tellabs to settle these contracts.
     The forward sale contracts are considered derivative financial instruments that have been designated as fair value hedging instruments under SFAS 133. The Company's objective relative to the use of these hedging instruments is to limit the Company's exposure to and benefits from price fluctuations in the underlying equity securities. Pursuant to SFAS 133, the Company transferred its Tellabs holdings into the trading category from the available-for-sale category effective January 1, 2001. At September 30, 2001, the fair value of our holdings in Tellabs and the value of the forward sale contracts are included in the caption trading securities on the consolidated balance sheets. The Company accounts for the forward sale arrangements as hedges and has determined that the hedges are highly effective. Changes in the value of the hedge instrument are substantially offset by changes in the value of the underlying securities. The hedging of the Tellabs common stock was part of the Company's overall risk management strategy, which includes the preservation of cash and the value of securities used to fund ongoing operations and future acquisition opportunities. The Company does not hold or issue any derivative financial instruments for trading purposes.
     The net gain recognized during the three months ended September 30, 2001 was $3.3 million. This amount reflects a $34.2 million gain on the change in the fair value of the hedging contract, reduced by a $30.9 million loss on the change in fair value of the Tellabs holdings. The net loss recognized during the nine months ended September 30, 2001 was $13.3 million. This amount reflects a $111.5 million gain on the change in the fair value of the hedging contract, reduced by a $124.8 million loss on the change in fair value of the Tellabs holdings. These gains (losses) are reflected in other income (loss), net in the consolidated statements of operations. The effect of the transition accounting at January 1, 2001, prescribed in SFAS 133 was not material.
     The Company's liability of $169 million in connection with these transactions is included in other current liabilities on the consolidated balance sheet at September 30, 2001. The initial cost of the transaction, $4.3 million, is being amortized over the life of the agreement through the statements of operations.
     The risk of loss to the Company in the event of nonperformance by the counterparty under the forward sale contracts is not considered to be significant. Although the forward sale contracts expose the Company to market risk, fluctuations in the fair value of these contracts are mitigated by expected offsetting fluctuations in the pledged securities.

7. OWNERSHIP INTERESTS IN AND ADVANCES TO AFFILIATES

The following summarizes the carrying value of the Company's ownership interests in and advances to affiliates accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at September 30, 2001 and December 31, 2000.

                                                  SEPTEMBER 30,      DECEMBER 31,
                                                           2001              2000
                                            -------------------------------------------
                                                          (in thousands)
                                                            (unaudited)
EQUITY METHOD
Public companies                                  $    48,981            $267,062
Non-public companies                                  139,023             309,369
---------------------------------------------------------------------------------------
                                                      188,004             576,431
COST METHOD
Non-public companies                                   19,527              33,101
ADVANCES TO AFFILIATES                                 10,950               7,343
---------------------------------------------------------------------------------------
                                                  $   218,481            $616,875
=======================================================================================

    The market value of the Company's public companies accounted for under the equity method was $114 million and $339 million at September 30, 2001 and December 31, 2000.
    At September 30, 2001, the Company's carrying value in its partner companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $64.5 million which is included in ownership interests in and advances to affiliates on the consolidated balance sheets. This excess relates to ownership interests acquired through September 30, 2001, and is being amortized generally over a three to ten-year period. Amortization expense of $20.0 million and $17.2 million for the nine months ended and $5.5 million and $10.0 million for the three months ended September 30, 2001 and 2000, is included in equity loss in the consolidated statements of operations.
    As of September 30, 2001, the Company had advances to partner companies that mature on various dates through May 2004 and bear interest at fixed rates between 5.3% and 9.0% and variable rates consisting of the prime rate (6% at September 30, 2001) plus 1 - 2%. During management's ongoing review of the recoverability of recorded carrying values versus their estimated fair value, it was determined that the carrying value of the Company's ownership interests in advances to affiliates were not fully recoverable. The Company recorded impairment charges for companies accounted for under the equity method totaling $5.3 million for the three months ended September 30, 2001 and $63.9 million and $4.7 million for the nine months ended September 30, 2001 and 2000. The amount of the impairment charge was determined by comparing the carrying value of our interest in the affiliate to the estimated fair value. Impairment charges associated with equity method companies are reported as part of equity loss on the consolidated statements of operations. Impairment charges related to cost method companies are reported in other income (loss), net (see note 12).

8.   AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consisted of the following:

                                              SEPTEMBER 30, 2001                DECEMBER 31, 2000
-------------------------------------------------------------------------------------------------------------
                                          CARRYING           MARKET          CARRYING         MARKET
                                             VALUE            VALUE             VALUE          VALUE
-------------------------------------------------------------------------------------------------------------
                                                                      (in thousands)
                                                                       (unaudited)
Tellabs (a)                                 $    -          $    --          $212,731       $190,654
Pac-West Telecomm                            3,500            1,383             9,872          8,465
Brandywine Realty Trust(b)                      39               47             8,561         10,619
Other public companies                         194            3,507             2,086          4,605
Unrealized appreciation (depreciation)       1,204                            (18,907)
---------------------------------------------------                      --------------
                                            $4,937                           $214,343
===================================================                      ==============

(a) As discussed in note 6, the Company entered into forward sale contracts on its Tellabs holdings in 1999. Also as discussed in note 6, these holdings were reclassified to trading securities on January 1, 2001.
(b)   The Company sold a majority of its holdings in Brandywine in June 2001.

9.   DEBT

The following is a summary of long-term debt:

                                                          SEPTEMBER 30,           DECEMBER 31,
                                                                   2001                   2000
-----------------------------------------------------------------------------------------------
                                                                  (in thousands)
                                                                   (unaudited)
Parent company and other recourse debt                         $23,793                 $18,240
Subsidiary debt (non-recourse to parent)                         4,439                     503
-----------------------------------------------------------------------------------------------
Total debt                                                      28,232                  18,743
Current maturities of long-term debt                            (9,250)                 (5,250)
-----------------------------------------------------------------------------------------------
Long-term debt                                                 $18,982                 $13,493
===============================================================================================

     In November 2001, the Company entered into a commitment for a new credit facility to provide for the issuances of letters of credit up to $10 million. Outstanding letters of credit under the credit facility must be cash secured. The new credit facility is subject to an unused commitment fee of 0.25% per annum payable quarterly, and is subject to reduction based on deposits maintained at the bank. The Company terminated its former credit facility in November 2001. The former credit facility provided for borrowings up to $100 million and provided for unused commitment fees of 0.4% and an annual agent's fee. As of September 30, 2001, a letter of credit totaling $3.0 million was outstanding. Availability under the former credit facility was determined by the market value of those securities pledged as collateral.

     Parent company and other recourse debt includes primarily mortgage obligations and bank credit facilities of consolidated partner companies. These obligations bear interest at fixed rates between 7.75% to 9.75%, and variable rates consisting of the prime rate plus 1%.
     At September 30, 2001, CompuCom has a $100 million working capital facility and a $150 million receivables securitization facility. The working capital facility, which matures in May 2002, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on CompuCom's assets. Availability under the facility is subject to a borrowing base calculation. As of September 30, 2001, availability under the working capital facility was approximately $52 million, and there were no amounts outstanding. The securitization facility's pricing is based on a designated short-term interest rate plus an agreed upon spread. CompuCom has an agreement with two financial institutions that allows it to sell, at a discount, an interest in a portion of its trade accounts receivable to each such financial institution. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. CompuCom records these transactions as sales of accounts receivable. These sales are reflected as reductions of accounts receivable on the consolidated balance sheets and are included in net cash provided by operating activities on the consolidated statements of cash flows. Amounts outstanding as sold receivables at September 30, 2001 consisted of two certificates totaling $87 million, one certificate for $37 million with an April 2002 maturity date and one certificate for $50 million with an October 2003 maturity date. Both facilities are subject to CompuCom's compliance with selected financial covenants and ratios.

10.  SHAREHOLDERS' EQUITY

In June 2001, the Company granted 279,000 shares of its common stock to its employees, with a fair value on the date of grant of $1.3 million (or $4.785 per share). In July and August 2001, the Company granted 170,000 shares, of its common stock to executives, with a fair value on the date of grant of $0.7 million (or $4.32 per share). The value of the shares is being amortized over the vesting period of 2 years. During the three and nine months ended September 30, 2001, the Company recorded $207,000 and $228,000 of expense related to these grants.
     As discussed in note 17, the Company issued shares of its common stock in the first quarter of 2001 in connection with the acquisition of Palarco.

11.  RESTRUCTURING

In 2000, CompuCom effected a restructuring plan designed to reduce its cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office sites and reducing its workforce. As a result, CompuCom recorded a restructuring charge of $5.2 million in the first quarter of 2000. During 1998, CompuCom recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets, as well as employee severance and benefits related to a reduction in workforce. Restructuring activity during 2001 is summarized as follows:


                                                      ACCRUAL AT                                ACCRUAL AT
                                                   DEC. 31, 2000      CASH PAYMENTS         SEPT. 30, 2001
------------------------------------------------------------------------------------------------------------
                                                                       (in thousands)
                                                                        (unaudited)
RESTRUCTURING - 2000
Lease termination costs                               $1,770               $  (294)             $  1,476
Employee severance and related benefits                   10                   (10)                   --
------------------------------------------------------------------------------------------------------------
                                                      $1,780               $  (304)             $  1,476
============================================================================================================
RESTRUCTURING - 1998
  Lease termination costs                             $  710               $  (224)             $    486
============================================================================================================

The remaining accrual at September 30, 2001 is reflected in accrued liabilities on the consolidated balance sheet and is expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and actual amounts paid will be reflected in operating expenses in future periods.

12.  OTHER INCOME (LOSS), NET

Other income (loss), net, consists of the following:

                                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                                       2001         2000         2001          2000
--------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
                                                                                    (unaudited)
Gain (loss) on sale of public holdings, net                      $  (1,182)  $      742   $      210    $    62,573
Gain on sale of private partner companies, net                         267       36,461        1,785         56,270
Unrealized gain (loss) on derivative financial instruments           3,257           --      (13,271)            --
Unrealized loss on trading securities, net                            (675)      (1,273)      (1,801)        (2,093)
Other, primarily impairment charges                                (14,527)      (1,473)     (37,358)         2,727
--------------------------------------------------------------------------------------------------------------------
                                                                 $ (12,860)  $   34,457   $  (50,435)   $   119,477
====================================================================================================================

     For the three and nine months ended September 30, 2001, the Company recorded impairment charges of $14.5 million and $37.4 million for the other than temporary decline in the carrying value of certain partner companies accounted for under the cost method (see note 7).

13.  INCOME TAXES

Income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance.
     The Company's consolidated income tax benefit recorded for the three months ended September 30, 2001, was $0.6 million, net of a recorded valuation allowance of $22.3 million. The Company's consolidated income tax benefit recorded for the nine months ended September 30, 2001, was $6.8 million, net of a recorded valuation allowance of $138.0 million. The Company has recorded a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized in future years.

14.  NET INCOME PER SHARE

The calculations of net income (loss) per share were:

                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                             2001          2000            2001          2000
---------------------------------------------------------------------------------------------------------------
                                                              (in thousands except per share amounts)
                                                                            (unaudited)
Basic:
Net income (loss)                                     $    (76,083)  $   (25,188)    $ (436,298)    $    6,580
---------------------------------------------------------------------------------------------------------------

Average common shares outstanding                          117,300       117,095        117,279        113,131
---------------------------------------------------------------------------------------------------------------

Basic                                                 $      (0.65)  $     (0.22)    $    (3.72)    $     0.06
===============================================================================================================

Diluted:
Net income (loss)                                     $    (76,083)  $   (25,188)    $ (436,298)    $    6,580
Public company equity adjustment                              (328)         (232)        (1,076)           (25)
---------------------------------------------------------------------------------------------------------------
Adjusted net income (loss)                            $    (76,411)  $   (25,420)    $ (437,374)    $    6,555
---------------------------------------------------------------------------------------------------------------

Average common shares outstanding                          117,300       117,095        117,279        113,131
Effect of: Dilutive options                                     --            --             --          2,827
---------------------------------------------------------------------------------------------------------------
Average common shares assuming dilution                    117,300       117,095        117,279        115,958
---------------------------------------------------------------------------------------------------------------

Diluted                                               $      (0.65)  $     (0.22)    $    (3.73)    $     0.06
===============================================================================================================

If a consolidated or equity method public company has dilutive options or securities outstanding, diluted net income (loss) per share is computed first by deducting from income (loss) the income attributable to the potential exercise of the dilutive options or securities of the company. This impact is shown as an adjustment to net income (loss) for purposes of calculating diluted net income
(loss) per share.
     The computation of average common shares outstanding for the three and nine months ended September 30, 2001, excludes 0.3 million shares of non-vested restricted stock granted in 2001.
     Approximately 0.1 million and 0.3 million weighted average common stock equivalents related to stock options and approximately 8.3 million shares representing the weighted average effect of assumed conversion of the convertible subordinated notes were excluded from the denominator in the calculation of diluted loss per share for the three and nine months ended September 30, 2001, because their effect was anti-dilutive. Approximately 2.0 million weighted average common stock equivalents related to stock options and approximately 8.3 million shares representing the weighted average effect of assumed conversion of the convertible subordinated notes were excluded from the denominator in the calculation of diluted loss per share for the three months ended September 30, 2000, because their effect was anti-dilutive.

15.  PARENT COMPANY FINANCIAL INFORMATION

Parent Company financial information is provided to present the financial position and results of operations of the Company as if the less than wholly owned consolidated companies were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies.

BALANCE SHEETS

                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                           2001                2000
  --------------------------------------------------------------------------------------------------
                                                                          (in thousands)
                                                                           (unaudited)
  ASSETS
  Cash and cash equivalents, restricted cash
    and short-term investments                                $        183,775      $       204,004
  Trading securities                                                   175,005                3,446
  Income tax receivable                                                 55,000               14,474
  Other current assets                                                  20,945               15,548
  Ownership interests in and advances to affiliates                    351,545              759,914
  Available-for-sale securities                                          4,937              214,233
  Related party note receivable                                         25,357                    -
  Other                                                                 84,246              113,415
  --------------------------------------------------------------------------------------------------
  Total Assets                                                $        900,810      $     1,325,034
  ==================================================================================================

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities                                         $         35,817      $        42,899
  Other current liabilities                                            168,798                    -
  Long-term debt                                                        17,115               13,421
  Other long-term liabilities                                              398              164,277
  Convertible subordinated notes                                       200,000              200,000
  Shareholders' equity                                                 478,682              904,437
  --------------------------------------------------------------------------------------------------
  Total Liabilities and Shareholders' Equity                  $        900,810      $     1,325,034
  ==================================================================================================

The carrying values of the Company's less than wholly owned consolidated subsidiaries, primarily CompuCom, Tangram and SOTAS and including PTM Productions at September 30, 2001, are included in ownership interests in and advances to affiliates.

STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                               2001          2000          2001         2000
--------------------------------------------------------------------------------------------------------------
                                                                            (in thousands)
                                                                             (unaudited)
Revenue                                                  $   18,059    $     8,810    $   52,631   $  22,192
Operating expenses                                           29,592         26,866        84,571      72,703
--------------------------------------------------------------------------------------------------------------
                                                            (11,533)       (18,056)      (31,940)    (50,511)
Other income (loss), net                                    (12,860)        34,457       (50,435)    117,519
Interest and financing expense, net                          (3,930)         1,354        (9,907)     (2,379)
--------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes
     and equity loss                                        (28,323)        17,755       (92,282)     64,629
Income taxes                                                  1,108         15,711         8,934      (3,850)
Equity loss                                                 (48,868)       (58,654)     (352,950)    (54,199)
--------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $  (76,083)   $   (25,188)   $ (436,298)  $   6,580
==============================================================================================================

The Company's shares of the income or losses of its less than wholly owned consolidated subsidiaries, primarily CompuCom, Tangram and SOTAS for the three and nine months ended September 30, 2001 and 2000, including PTM Productions for the three and nine months ended September 30, 2001, and including Arista through its sale in July 2000, are reflected in equity loss.


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

The following summarizes information related to the Company's segments (in thousands). All significant intersegment activity has been eliminated.

                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                              2001               2000               2001           2000
                                                              -----------------------               -------------------
                                                                                     (unaudited)
SUMMARY OF CONSOLIDATED NET INCOME (LOSS)
General Safeguard Operations                                $  (27,090)    $    35,807       $   (86,499)   $    98,295
Partner Company Operations                                     (49,426)        (63,480)         (352,097)       (90,426)
CompuCom Operations                                                433           2,485             2,298         (1,289)
------------------------------------------------------------------------------------------------------------------------
                                                            $  (76,083)    $   (25,188)      $  (436,298)   $     6,580
========================================================================================================================
GENERAL SAFEGUARD OPERATIONS
Revenue                                                     $    6,836     $     4,630       $    19,798    $    12,719
Operating expenses
   General and administrative                                   17,127          22,059            48,301         61,207
   Depreciation and amortization                                   676             457             2,119          1,312
------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                     17,803          22,516            50,420         62,519
------------------------------------------------------------------------------------------------------------------------
                                                               (10,967)        (17,886)          (30,622)       (49,800)
   Other income (loss), net                                    (12,860)         34,457           (50,435)       117,519
   Interest and financing, net                                  (4,040)          1,259            (9,877)        (2,678)
------------------------------------------------------------------------------------------------------------------------
   Income (loss) before income taxes and
       equity income (loss)                                    (27,867)         17,830           (90,934)        65,041
   Income taxes                                                  1,860          (8,902)            1,796        (42,590)
   Equity income (loss)                                         (1,083)         26,879             2,639         75,844
------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) from General Safeguard Operations         $  (27,090)    $    35,807       $   (86,499)   $    98,295
========================================================================================================================
PARTNER COMPANY OPERATIONS
Revenue                                                     $   20,577     $    13,140       $    55,839    $    27,890
Operating expenses
   Cost of sales                                                13,619           5,072            34,017          9,788
   Selling and service                                           4,999           3,640            14,581          9,551
   General and administrative                                    2,863           2,531             9,464         12,993
   Depreciation and amortization                                 3,783           1,965             9,721          5,700
------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                     25,264          13,208            67,783         38,032
------------------------------------------------------------------------------------------------------------------------
                                                                (4,687)            (68)          (11,944)       (10,142)
   Interest and financing, net                                    (129)           (152)             (317)          (847)
------------------------------------------------------------------------------------------------------------------------
   Loss before income taxes and equity loss                     (4,816)           (220)          (12,261)       (10,989)
   Income taxes                                                   (753)         24,654             7,259         39,180
   Minority Interest                                                 -               -                 -            229
   Equity loss                                                 (43,857)        (87,914)         (347,095)      (118,846)
------------------------------------------------------------------------------------------------------------------------
Net Loss from Partner Company Operations                      $(49,426)       $(63,480)        $(352,097)      $(90,426)
========================================================================================================================
COMPUCOM OPERATIONS
Revenue
   Product sales                                            $  332,877     $   656,383      $  1,234,956   $  1,805,488
   Service sales                                                71,883          68,493           212,801        196,710
------------------------------------------------------------------------------------------------------------------------
                                                               404,760         724,876         1,447,757      2,002,198
------------------------------------------------------------------------------------------------------------------------
Operating expenses
   Cost of sales - Product                                     299,792         604,404         1,121,887      1,669,369
   Cost of sales - Service                                      45,638          41,206           137,382        130,089
   Selling and service                                          29,286          33,816            93,703        101,890
   General and administrative                                   22,415          27,258            66,675         72,677
   Depreciation and amortization                                 5,550           5,610            17,629         17,379
   Restructuring                                                     -               -                 -          5,169
------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                    402,681         712,294         1,437,276      1,996,573
------------------------------------------------------------------------------------------------------------------------
                                                                 2,079          12,582            10,481          5,625
   Other income, net                                                 -               -                 -          1,958
   Interest and financing, net                                    (455)         (4,326)           (2,932)       (11,797)
------------------------------------------------------------------------------------------------------------------------
   Income (loss) before income taxes and minority interest       1,624           8,256             7,549         (4,214)
   Income taxes                                                   (520)         (1,887)           (2,282)           169
   Minority interest                                              (671)         (3,884)           (2,969)         2,756
------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) from CompuCom Operations                  $      433     $     2,485      $      2,298   $     (1,289)
========================================================================================================================

17.  BUSINESS COMBINATIONS

Acquisitions by the Company
     In January 2001, the Company acquired 100% of Palarco, Inc. for cash and stock, and an additional amount which is dependent upon the achievement of certain performance targets during the two years after the acquisition. Palarco is a provider of global information technology solutions, and provides a key services component to Safeguard's infrastructure strategy by augmenting the breadth and depth of Safeguard's consulting and implementation capabilities.
     In August 2000, aligne, the Company's wholly owned subsidiary, acquired 100% of K Consultants, Inc. for cash and an additional amount which was dependent upon achievement of certain performance targets of K Consultants during the first 12 months after the acquisition. K Consultants provides eBusiness infrastructure consulting services, including strategy, architecture, implementation and support.
     In February 2000, the Company acquired the remaining 20% voting ownership in aligne in exchange for shares of the Company's common stock.
     These transactions were accounted for as purchases and, accordingly, the consolidated financial statements reflect the operations of these companies since the acquisition date.
     In connection with its acquisitions, the Company has contingent consideration payable dependent upon the achievement of certain performance targets. This additional amount is payable in cash and stock and is recorded when earned as additional purchase price. As of September 30, 2001, the Company has accrued $5.4 million of additional purchase price to be paid in the fourth quarter of 2001. In addition to the amounts earned as of September 30, 2001, the maximum amount of additional contingent consideration to be earned based on future performance is approximately $6.8 million to be paid in common stock (payable in 2002).

Acquisitions by Subsidiaries
     On July 16, 2001, CompuCom purchased certain assets and assumed certain liabilities of Excell Data Corporation for approximately $27 million in available cash. The net assets acquired were used by Excell primarily in its business of high-end technical applications development, network infrastructure design and deployment and worldwide event technical planning and support. Essentially all of the Excell workforce, consisting of technical application developers, consultants and administrative personnel, were hired as part of the Excell acquisition. The purpose of the Excell acquisition is to expand the suite of CompuCom's service offerings.
     On January 10, 2001, CompuCom purchased certain assets of MicroAge Technology Services, L.L.C. The assets were purchased out of bankruptcy court and primarily consisted of trade accounts receivable as well as vendor accounts receivable and inventory. The purchase price of approximately $79 million (after post-closing adjustments) was financed using available cash. The purchased assets were used by MTS primarily in its business as a systems integrator of personal computer products. As part of the MTS acquisition, CompuCom also hired certain of MTS' national sales force, technical service personnel and administrative personnel.
     These business combinations are being accounted for as purchases and, accordingly, the consolidated financial statements reflect the operations of the acquired entities since their acquisition dates. CompuCom has not completed the allocation of the purchase price of these acquisitions. Therefore, the allocation of the purchase price could be adjusted once the valuation of the assets acquired and liabilities assumed is completed.

     The following unaudited pro forma financial information presents the combined results of operations of the Company as if the acquisitions had occurred as of January 1, 2000, after giving effect to certain adjustments, including amortization of goodwill, increased interest and financing expense on debt related to the acquisitions and related income tax effects. The pro forma results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented and is not intended to be a projection of future results.

                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                                           2000                        2000
                                                      ---------------------------    -----------------------
                                                             (in thousands except per share amounts)

Total revenues                                                    $ 1,018,933                  $ 3,000,939
Net loss                                                          $   (32,009)                 $    (8,387)
Diluted income (loss) per share                                   $     (0.27)                 $     (0.07)

Unaudited pro forma results for the three and nine months ended September 30, 2001, after giving effect to the 2001 acquisitions, would not have been materially different from the amounts reported.



18.  COMMITMENTS AND CONTINGENCIES

Litigation Arising Out Of The Initial Public Offering of Opus360 Corporation

Beginning in April 2001, the Company, CompuCom Systems, Inc., a Company affiliate, and an officer of Safeguard who served as a Director of Opus360 Corporation, were named in putative class actions filed in federal court in New York. The plaintiffs allege material misrepresentations and/or omissions in connection with the initial public offering of Opus360 Corporation stock on April 7, 2000.
     The cases are brought against Opus360, its officers and directors (including the Safeguard officer), Safeguard, CompuCom, and Opus360's underwriters. In these cases, the plaintiffs allege, among other things, that the prospectus and registration statement for Opus360's initial public offering contained misrepresentations and/or omissions regarding: (1) Opus360's products, including Opus Xchange; (2) Opus360's cash flow and liquidity, including its "cash burn" rate; and (3) Opus360's relationships with its customers. Plaintiffs assert claims under Sections 11, 12 and 15 of the Securities Act of 1933. Plaintiffs seek damages in an amount in excess of $70 million. The cases have been consolidated into a single proceeding and the court has approved the designation of a lead plaintiff and the retention of lead plaintiffs' counsel. Plaintiffs have filed a consolidated and amended complaint. Safeguard and the other defendants have moved to dismiss this complaint for failure to state a claim upon which relief may be granted. While the outcome of this litigation is uncertain, the Company believes that it has valid defenses to plaintiffs' claims and intends to defend the lawsuits vigorously.

Gilman v. Safeguard Scientifics, Inc. and Warren V. Musser

On June 26, 2001, the Company and Warren V. Musser, the Company's former Chairman, were named as defendants in a putative class action filed in federal court in Philadelphia. Plaintiffs allege that defendants failed to disclose that Mr. Musser had pledged some or all of his Safeguard stock as collateral to secure margin trading in his personal brokerage accounts. Plaintiffs allege that defendants' failure to disclose the pledge, along with their failure to disclose several margin calls and the consequences thereof on Safeguard's stock price, violated the federal securities laws. Plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.
     On August 17, 2001, a second putative class action was filed against the Company and Mr. Musser asserting claims similar to those brought in the first proceeding. In addition, plaintiffs in the second case allege that the defendants failed to disclose possible or actual manipulative aftermarket trading in the securities of the Company's partner companies, the impact of competition on prospects for one or more of the Company's partner companies and the Company's lack of a superior business plan.
     The Company expects that these two cases will be consolidated for further proceedings and that it will respond to the allegations following consolidation. While the outcome of this litigation is uncertain, the Company believes that it has valid defenses to plaintiffs' claims and intends to defend the lawsuit vigorously.
     The Company and its subsidiaries are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

19.  RELATED PARTY TRANSACTIONS

During October 2000, the Company extended a $10 million loan to the Company's former Chairman and Chief Executive Officer, Mr. Musser, and guaranteed a $35 million loan to Musser, each in connection with his margin loan arrangements. Mr. Musser had incurred margin debt and obligations with respect to margin debt at several brokerage firms. The securities subject to the margin account included approximately 8,000,000 shares of Safeguard common stock. With the goal of maintaining an orderly trading market for Safeguard's stock, Safeguard extended the guarantee and advanced the loan. The $10 million loan bore interest at the prime rate and was payable in full on March 15, 2001. On December 3, 2000, Mr. Musser repaid in full the principal and accrued interest on the $10 million loan. Mr. Musser's obligations to the Company under the guarantee arrangements were secured by interests in securities and real estate. In May 2001, Safeguard consummated a definitive agreement with Mr. Musser under which the Company loaned Mr. Musser $26.5 million to repay in full Mr. Musser's margin loans which were guaranteed by the Company and to pay certain tax obligations and expenses. As a result of the repayment of these margin loans, the Company's $35 million guarantee was extinguished. The loan bears interest at an annual rate of 7% and is payable on demand at any time after January 1, 2003. Mr. Musser granted the Company security interests in securities and real estate as collateral. Until April 30, 2006, the Company will have recourse only against the collateral. There can be no assurance that the proceeds realized by the Company in the future from dispositions of the collateral will be sufficient to repay the loan in full. After April 30, 2006, the Company will have recourse against Mr. Musser personally, except with respect to certain ongoing compensation to be received by Mr. Musser. The Company has the right to sell the collateral at any time and apply the net after-tax proceeds from the sales of the collateral against amounts outstanding on the loan. The outstanding balance of the loan at September 30, 2001 was approximately $25.4 million.
     In 1999, the Company loaned an officer and a director of CompuCom $0.8 million to exercise CompuCom stock options. Interest on the note accrues at a rate of 4.3% per annum, and principal and interest on the note is due on December 31, 2001.
     In 2001, the Company entered into employment agreements with certain of its executive officers. The Company agreed to pay severance amounts under certain circumstances. During the three months ended September 30, 2001, the Company recorded expense of $3.1 million and made payments of $0.3 million under these agreements. The remaining liability of $2.8 million is included in accrued expenses on the consolidated balance sheets. In October 2001, the Company made payments under these arrangements to an executive officer in the amount of $2.1 million.

     During October 2001, the Company appointed a new Chief Executive Officer and a new Chairman. During the fourth quarter of 2001, the Company entered into an employment agreement with the new Chief Executive Officer providing for, among other things, a base salary of $500,000 per year and a grant of 1,000,000 options at a price per share of $2.115, the fair market value on the date of grant. In addition, the Company entered into an employment agreement with the Company's former Chairman and Chief Executive Officer providing for annual payments of $650,000 per year for life. The Company also entered into an arrangement with its new Chairman under which he will receive annual fees of $75,000 and a grant of 75,000 options at a price per share of $2.115.

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

GENERAL
     We are a leader in identifying, developing and operating emerging technology companies through our extensive network of partner companies and private equity funds (collectively, affiliates). Our operations are classified into three operating segments: i) General Safeguard Operations; ii) Partner Company Operations; and iii) CompuCom Operations. We acquire interests in developing technology companies, provide management support and operations services, and integrate these companies into our operating network. We focus on what we believe to be the most significant market sectors of the infrastructure technology industry. We believe our experience developing technology companies, our expertise in and focus on infrastructure technology and the reach of our network enable us to identify and attract companies with significant potential for success in the infrastructure technology market.
     Our principal mission is to create long-term shareholder value. We believe shareholder value is maximized by retaining and promoting the entrepreneurial culture of the partner companies that we operate. The entrepreneurs of our partner companies generally retain significant equity interests in their businesses, and their interests as shareholders remain aligned with ours. We provide operational and management services to each of our partner companies in the areas of business and technology strategy, sales and marketing, operations, finance and legal and transactional support, and provide hands-on assistance to the management of the partner company in support of its growth. The level of involvement varies and in some circumstances includes the provision of full-time interim personnel. Since we are a long-term partner, we pursue various alternatives to maximize the long-term value of our partner companies. These alternatives include preparing our partner companies for initial public offerings, assisting with mergers and acquisitions and facilitating additional capital raising activities.
     We participate in managing 12 private equity funds which are located on our corporate campus. In addition, we are a limited partner in 5 other private equity funds and an investor in 2 similar entities. Collectively, these 19 entities, which have over $4.0 billion of committed capital, augment our network by providing us with an expanded base through which we conduct our operations, including acquisition syndication opportunities. We believe our network of private equity funds creates opportunities for us and our partner companies to form strategic alliances and partnerships that may develop or enhance their businesses. Also, the personal relationships and expertise of the professionals employed by these funds are important resources for developing and evaluating acquisition opportunities. We frequently refer opportunities that may not fit our operating strategy or deal criteria to an appropriate fund.
     Because we acquire significant interests in technology-related developing companies, many of which generate net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While some of our affiliates have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period to period due, in part, to one-time transactions and other events incidental to our ownership interests in and advances to affiliates. We do not know if we will report net income in any period. These transactions and events include dispositions of, and changes to, our affiliate ownership interests, dispositions of our holdings of affiliates and impairment charges. On a continuous basis, but no less frequently than at the end of each quarterly reporting period, we evaluate the carrying value of our ownership interests in and advances to each of our affiliates for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest in and advances to each affiliate relative to its carrying value, the financial condition and prospects of the affiliate and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as the hiring of key employees or the establishment of strategic relationships.
     We operate in an industry which is rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of the carrying value, including goodwill, could change in the near term and that the effect of such changes on our consolidated financial statements could be material. While we believe that the current recorded carrying values of our affiliates are not impaired, there can be no assurance that our future results will confirm this assessment or that a significant write-down or write-off of the carrying value will not be required in the future.

EFFECT OF VARIOUS ACCOUNTING METHODS ON THE CONSOLIDATED FINANCIAL STATEMENTS
     The various interests that we acquire in our partner companies and private equity funds are accounted for under three broad methods: consolidation, equity and cost. The applicable accounting method is generally determined based on our voting interest in the entity.
     Consolidation. Partner companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. If this majority voting ownership is likely to be temporary, we account for the company under the equity method. Under the consolidation method, a partner company's results of operations are included within our consolidated statements of operations. Participation of other partner company shareholders in the income or losses of a consolidated partner company is reflected in minority interest in our consolidated statements of operations. The minority interest amount adjusts our consolidated net income
(loss) to reflect only our share of the earnings or losses of the consolidated partner company. CompuCom Systems, Inc., Tangram Enterprise Solutions, Inc., SOTAS, Inc. and aligne, incorporated were consolidated in 2001 and 2000. In August 2000, aligne acquired 100% of K Consultants. In January 2001, we acquired 100% of Palarco, Inc. Effective August 2001, we consolidated our ownership in PTM Productions. Each of these partner companies was consolidated from the date we acquired directly or indirectly more than 50% of the outstanding voting securities interest. Arista Knowledge Systems, Inc. was sold in July 2000 and is included in our consolidated operating results through its sale date.
     Equity Method. Partner companies and private equity funds whose results we do not consolidate, but over whom we exercise significant influence, or for whom majority voting ownership is likely to be temporary, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a partner company depends on an evaluation of several factors including, among others, our representation on the partner company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the partner company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the partner company. Under the equity method of accounting, a partner company's results of operations are not reflected within our consolidated statement of operations; however, our share of the income or losses of the partner company is reflected in equity income (loss) in our consolidated statements of operations. The share of income or losses is generally based upon our voting ownership of the partner company's securities, which may be different from the percentage of the economic ownership of the partner company held by us. We also account for our interests in some private equity funds under the equity method of accounting, based on our respective general and limited partner interests.

     The effect of an affiliate's net results of operations on our results of operations is the same under either the consolidation method of accounting or the equity method of accounting, because under each of these methods only our share of the income or losses of an affiliate is reflected in our net results of operations in the consolidated statements of operations. Our partner companies accounted for under the equity method of accounting at September 30, 2001 included:


                                                           PARTNER           VOTING         VOTING
                                                           COMPANY        OWNERSHIP      OWNERSHIP
                                                             SINCE          9/30/01       12/31/00
                                                             -----          -------       --------
PUBLICLY TRADED:
     Cambridge Technology Partners                            1991              (a)          17%
     ChromaVision Medical Systems                             1996              31%          30%
     DocuCorp International                                   1995              20%          18%
     eMerge Interactive                                       1997              16%          17%
     Internet Capital Group                                   1996              14%          14%
     Lifef/x                                                  1996              44%          12%
     OAO Technology Solutions(b)                              1996              31%          31%
     Sanchez Computer Associates                              1986              24%          25%
     USDATA Corporation                                       1994              43%          40%
PRIVATELY HELD:
     Agari                                                    2001              44%          n/a
     AgWeb.com                                                2000              43%          43%
     Atlas Commerce                                           2000              34%          35%
     Buystream                                                2000              27%          31%
     iMedium                                                  1999              31%          31%
     Kanbay                                                   1998              30%          30%
     Mantas                                                   2001              30%          n/a
     NexTone Communications                                   2000              37%          38%
     Nextron Communications                                   1995              49%          54%
     Persona                                                  1999              30%          30%
     QuestOne Decision Sciences                               1997              31%          31%
     TechSpace                                                2000              42%          45%
     ThinAirApps                                              2000              34%          34%
     Wireless OnLine                                          2000              42%          43%


(a)  The Company sold its holdings in Cambridge Technology Partners in July
     2001.
(b)  The Company sold its holdings in OAO Technology Solutions in October 2001.


     We have representation on the boards of directors of these partner companies. Although we own less than 20% of the voting stock of some of these companies, we believe we have the ability to exercise significant influence based on our representation on each company's board of directors and other factors. We own greater than 50% of the voting stock of some of these companies; however, we believe majority voting ownership is temporary. In addition to our holdings in equity and debt securities, we also periodically make advances to our affiliates in the form of promissory notes. The carrying value of advances to affiliates totaled $11.0 million and $7.3 million at September 30, 2001 and December 31, 2000.
     Cost Method. Partner companies and private equity funds that we do not account for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the income or losses of these entities is not included in our consolidated statements of operations. However, the effect of the change in market value of cost method holdings classified as trading securities is reflected in our results of operations during each reporting period.

EFFECT OF VARIOUS ACCOUNTING METHODS ON THE PRESENTATION OF OUR CONSOLIDATED FINANCIAL STATEMENTS
     The presentation of our financial statements may differ from period to period primarily due to the applicable accounting method used for recognizing our equity interests in the operating results of an affiliate. For example, the presentation of our financial statements are significantly influenced by the consolidated results of operations of CompuCom, which we consolidate based on our 59% voting interest.
     To understand our net results of operations and financial position without the effect of consolidating our consolidated partner companies, please refer to note 15 of our consolidated financial statements, which summarizes our parent company statements of operations and balance sheets and presents consolidated partner companies as if they were accounted for under the equity method of accounting. Our share of the income or losses of the consolidated partner companies is included in equity income (loss) in the parent company statements of operations. The carrying value of these companies is included in ownership interests in and advances to affiliates in the parent company balance sheets.
     Although the parent company statements of operations and balance sheets presented in note 15 reflect our historical results, they are not necessarily indicative of future parent company balance sheets and statements of operations.

NET RESULTS OF OPERATIONS
     The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, segment results reported exclude the effect of transactions between us and our subsidiaries.

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                    SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------------------------
                                                                  2001            2000               2001          2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
                                                                                        (unaudited)
SUMMARY OF CONSOLIDATED NET INCOME (LOSS)
General Safeguard Operations                              $    (27,090)    $    35,807       $   (86,499)    $   98,295
Partner Company Operations                                     (49,426)        (63,480)         (352,097)       (90,426)
CompuCom Operations                                                433           2,485             2,298         (1,289)
-------------------------------------------------------------------------------------------------------------------------
                                                          $    (76,083)    $   (25,188)      $  (436,298)    $    6,580
=========================================================================================================================

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

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                                  2001            2000              2001           2000
------------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
                                                                                        (unaudited)

Revenue                                                     $    6,836      $    4,630        $   19,798     $   12,719
Operating expenses
   General and administrative                                   17,127          22,059            48,301         61,207
   Depreciation and amortization                                   676             457             2,119          1,312
------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                     17,803          22,516            50,420         62,519
------------------------------------------------------------------------------------------------------------------------
                                                               (10,967)        (17,886)          (30,622)       (49,800)
   Other income (loss), net                                    (12,860)         34,457           (50,435)       117,519
   Interest and financing, net                                  (4,040)          1,259            (9,877)        (2,678)
------------------------------------------------------------------------------------------------------------------------
   Income (loss) before income taxes and equity income         (27,867)         17,830           (90,934)        65,041
   Income taxes                                                  1,860          (8,902)            1,796        (42,590)
   Equity income (loss)                                         (1,083)         26,879             2,639         75,844
------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) from General Safeguard Operations         $  (27,090)     $   35,807        $  (86,499)    $   98,295
========================================================================================================================

     Revenue. Revenue consists of management fees charged to private equity funds for operational and management services. Revenue was $6.8 million and $4.6 million for the three months ended September 30, 2001 and 2000, and $19.8 million and $12.7 million for the nine months ended September 30, 2001 and 2000. This increase was related to the formation of additional private equity funds during 2000.
     General and Administrative. Our general and administrative expenses consist primarily of employee compensation, outside services such as legal, accounting and consulting, and travel-related costs. General and administrative expenses were $17.1 million for the three months ended September 30, 2001 compared to $22.1 million in 2000. Excluding general and administrative costs related to the private equity funds, general and administrative costs decreased $7.0 million for the three months ended September 30, 2001 compared to the prior year period. General and administrative costs decreased $12.9 million for the nine months ended September 30, 2001 compared to the same period in 2000. Excluding general and administrative costs related to the private equity funds and $11.8 million of non-cash charges in 2000, general and administrative costs decreased $11.9 million for the nine months ended September 30, 2001 compared to the prior year period. These decreases are the result of certain cost reduction efforts undertaken in the fourth quarter of 2000 and during 2001, including a reduction in employee compensation and travel-related costs as a result of the reduction in headcount, and reduced consulting fees.

     Other Income (Loss), Net. Other income (loss), net, for the General Safeguard Operations segment consisted of the following:

                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                                    2001          2000         2001           2000
-------------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)
                                                                                  (unaudited)
Gain on sale of public holdings, net                         $   (1,182)  $       742   $      210   $     60,615
Gain on sale of private partner companies, net                      267        36,461        1,785         56,270
Unrealized loss on derivative financial instrument                3,257             -      (13,271)             -
Unrealized loss on trading securities, net                         (675)       (1,273)      (1,801)        (2,093)
Other, primarily impairment charges                             (14,527)       (1,473)     (37,358)         2,727
-------------------------------------------------------------------------------------------------------------------
                                                             $  (12,860)  $    34,457   $  (50,435)  $    117,519
===================================================================================================================

     During the three months ended September 30, 2001, we sold shares of public holdings for aggregate net proceeds of $35.1 million and recorded losses of $1.2 million. During the nine months ended September 30, 2001, we sold shares of public holdings for aggregate net proceeds of $53.6 million and recorded gains of $0.2 million. During the three months ended September 30, 2000, we sold shares of public holdings for aggregate net proceeds of $5.4 million and recorded gains of $0.7 million. During the nine months ended September 30, 2000, we sold shares of public holdings, including Diamond Technology Partners and eMerge Interactive (in its IPO), for aggregate net proceeds of $91.3 million and recorded gains of $60.6 million.
     We implemented SFAS 133 effective January 1, 2001. The net gain recognized during the three months ended September 30, 2001 on the Tellabs forward sale contracts was $3.3 million, including a $34.2 million gain on the change in fair value of the hedging contract, reduced by a $30.9 million loss on the change in fair value of the Tellabs holdings. The net loss recognized during the nine months ended September 30, 2001 on these forward sale contracts was $13.2 million. This loss includes a $111.5 million gain on the change in the fair value of the hedging contract, reduced by a $124.7 million loss on the change in fair value of the Tellabs holdings.
     Included in other income (loss), net, for the three and nine months ended September 30, 2001 are impairment charges of approximately $14.5 million and $37.4 million for certain holdings accounted for under the cost method determined to have experienced an other than temporary decline in value.
     Interest and Financing Expense, Net. Interest expense was $4.0 million for the three months ended September 30, 2001 versus $1.3 million of income for the three months ended September 30, 2000. Interest expense was $9.9 million for the nine months ended September 30, 2001 and $2.7 million for the nine months ended September 30, 2000. The change is due to higher interest income earned in 2000 on funds raised in our April 2000 follow-on public offering and from strategic investors, partially offset by lower interest rates.
     Income Taxes. The Company's consolidated income tax benefit recorded for the three months ended September 30, 2001, was $0.6 million net of a recorded valuation allowance of $22.3 million. The Company's consolidated income tax benefit recorded for the nine months ended September 30, 2001, was $6.8 million net of a recorded valuation allowance of $138.0 million. The Company has recorded a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized in future years.

NET RESULTS OF OPERATIONS - PARTNER COMPANY OPERATIONS
     Partner Company Operations reflects the operations of all of our partner companies other than CompuCom (included in CompuCom Operations). The partner companies included in Partner Company Operations are accounted for under either the consolidation or the equity method.

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                                  2001            2000               2001          2000
------------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
                                                                                        (unaudited)

Revenue                                                     $   20,577      $   13,140       $    55,839     $   27,890
Operating expenses
   Cost of sales                                                13,619           5,072            34,017          9,788
   Selling and service                                           4,999           3,640            14,581          9,551
   General and administrative                                    2,863           2,531             9,464         12,993
   Depreciation and amortization                                 3,783           1,965             9,721          5,700
------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                     25,264          13,208            67,783         38,032
------------------------------------------------------------------------------------------------------------------------
                                                                (4,687)            (68)          (11,944)       (10,142)
   Interest and financing, net                                    (129)           (152)             (317)          (847)
------------------------------------------------------------------------------------------------------------------------
   Loss before income taxes and equity loss                     (4,816)           (220)          (12,261)       (10,989)
   Income taxes                                                   (753)         24,654             7,259         39,180
   Minority Interest                                                 -               -                 -            229
   Equity loss                                                 (43,857)        (87,914)         (347,095)      (118,846)
------------------------------------------------------------------------------------------------------------------------
Net Loss from Partner Company Operations                    $  (49,426)     $  (63,480)      $  (352,097)    $  (90,426)
========================================================================================================================

     Revenue. Revenue consists of charges for consulting services by our wholly owned subsidiary, aligne, K Consultants subsequent to its acquisition by aligne in August 2000, and Palarco subsequent to its acquisition in January 2001. Revenue also includes sales by Tangram and SOTAS. Revenue was $20.6 million and $13.1 million for the three months ended September 30, 2001 and 2000, and $55.8 million and $27.9 million for the nine months ended September 30, 2001 and 2000. The increase in revenue in 2001 was the result of the acquisitions of K Consultants in August 2000 and Palarco in January 2001.
     Operating Expenses. Operating expenses were $25.3 million and $13.2 million for the three months ended September 30, 2001 and 2000 and $67.8 million and $38.0 million for the nine months ended September 30, 2001 and 2000. The increase in expenses in 2001 was the result of the acquisitions of K Consultants and Palarco.
     Equity Loss. A significant portion of our net results of operations is derived from companies in which we hold a significant minority ownership interest. Under the equity method of accounting, if we exercise significant influence over a partner company, we record our share of the income or losses of that partner company in our consolidated statements of operations. The share of income or losses is generally based upon our voting ownership of the partner company's securities. Our carrying value for a partner company accounted for under the equity method includes the unamortized excess of the cost of our interest in the partner company over its equity in the underlying net assets determined at the date of acquisition. This excess is amortized on a straight-line basis generally over a 3 to 10 year period and is included in equity loss in the consolidated statements of operations.
     Equity loss fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies, the amortization of goodwill related to newly acquired equity method companies and the net results of operations of these companies. Equity loss also includes impairment charges when management determines there has been an other than temporary decline in the carrying value of its ownership interest relative to the fair value.
     Equity loss was $43.9 million and $87.9 million for the three months ended September 30, 2001 and 2000. During the three months ended September 30, 2001 and 2000, we accounted for 24 and 34 companies on the equity method. During the three months ended September 30, 2000 Internet Capital Group's equity loss was $36.4 million compared to $0 in the three months ended September 30, 2001. Goodwill amortization of $5.5 million and $10.0 million is included in equity loss for the three months ended September 30, 2001 and 2000. Write-downs for the other than temporary declines in value of partner companies of $5.3 million for the three months ended September 30, 2001 and zero in 2000, are also included in equity loss. The remaining equity loss of $33.1 million and $41.5 million for the three months ended September 30, 2001 and 2000 relates to our share of 24 and 33 partner company operating results, a majority which have losses.
     Equity loss was $347.1 million and $118.8 million for the nine months ended September 30, 2001 and 2000. During the nine months ended September 30, 2001, we accounted for 34 companies on the equity method versus 38 in 2000. During the nine months ended September 30, 2001 and 2000, $136.5 and $11.6 million losses were attributable to Internet Capital Group. Goodwill amortization of $20.0 million and $17.2 million is included in equity loss for the nine months ended September 30, 2001 and 2000. Write-downs for the other than temporary declines in value of partner companies of $63.9 million and $4.7 million for the nine months ended September 30, 2001 and 2000, are also included in equity loss. The remaining equity loss of $126.7 million and $85.3 million for the nine months ended September 30, 2001 and 2000 relates to our share of 33 and 37 partner company operating results, a majority which have losses.
     Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final.
     Many of our privately held, equity method partner companies are technology-related companies with limited operating histories that have not yet generated significant revenues and have incurred substantial losses in 2000 and the nine months ended September 30, 2001. We expect these losses to continue in Q4 2001 and beyond. We expect to continue to acquire interests in more technology-related companies that may have operating losses and that we may account for under the equity method. Additionally, we expect certain of our existing partner companies to continue to invest in their products and services and to recognize operating losses. As a result, equity losses could continue to increase significantly. Additionally, we operate in an industry that is rapidly evolving and extremely competitive. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that we operate in a volatile business environment. This could result in material impairment charges in future periods.

NET RESULTS OF OPERATIONS - COMPUCOM OPERATIONS
     CompuCom Operations reflects the results of our majority-owned subsidiary, CompuCom.

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                                  2001            2000           2001              2000
------------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
                                                                                    (unaudited)

Revenue
   Product sales                                          $    332,877     $   656,383       $ 1,234,956  $   1,805,488
   Service sales                                                71,883          68,493           212,801        196,710
------------------------------------------------------------------------------------------------------------------------
                                                               404,760         724,876         1,447,757      2,002,198
Operating expenses
   Cost of sales - Product                                     299,792         604,404         1,121,887      1,669,369
   Cost of sales - Service                                      45,638          41,206           137,382        130,089
   Selling and service                                          29,286          33,816            93,703        101,890
   General and administrative                                   22,415          27,258            66,675         72,677
   Depreciation and amortization                                 5,550           5,610            17,629         17,379
   Restructuring                                                     -               -                 -          5,169
------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                    402,681         712,294         1,437,276      1,996,573
------------------------------------------------------------------------------------------------------------------------
                                                                 2,079          12,582            10,481          5,625
   Other income, net                                                 -               -                 -          1,958
   Interest and financing, net                                    (455)         (4,326)           (2,932)       (11,797)
------------------------------------------------------------------------------------------------------------------------
   Income (loss) before income taxes and minority interest       1,624           8,256             7,549         (4,214)
   Income taxes                                                   (520)         (1,887)           (2,282)           169
   Minority interest                                              (671)         (3,884)           (2,969)         2,756
------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) from CompuCom Operations                $        433     $     2,485       $     2,298  $      (1,289)
========================================================================================================================

     On July 16, 2001, CompuCom purchased certain assets and assumed certain liabilities of Excell Data Corporation (Excell) for approximately $27 million in available cash. The net assets acquired were used by Excell primarily in its business of high-end technical applications development, network infrastructure design and deployment and worldwide event technical planning and support. Essentially all of the Excell workforce, consisting of technical application developers, consultants and administrative personnel, were hired as part of the Excell acquisition. The purpose of the Excell acquisition is to expand CompuCom's service offerings.
     On January 10, 2001, CompuCom purchased certain assets of MicroAge Technology Services, L.L.C. (MTS). The assets were purchased out of bankruptcy court and primarily consisted of trade accounts receivable as well as vendor accounts receivable and inventory. The purchase price of approximately $79 million (after post-closing adjustments) was financed using available cash. The purchased assets were used by MTS primarily in its business as a systems integrator of personal computer products. As part of the MTS acquisition, CompuCom also hired certain of MTS' national sales force, technical service personnel and administrative personnel.
     Product Revenue. Product revenue, which is primarily derived from the sale of desktop, networking and mobile computing products, as well as peripherals and software-related products and licenses to corporate clients, decreased 49% in the three months ended September 30, 2001 and decreased 32% for the nine months ended September 30, 2001 when compared to the same periods in 2000. On a sequential quarter basis, product revenue declined 21% from the second quarter of 2001 to the third quarter of 2001. The product revenue decrease was primarily a result of both a decline in units sold and lower average selling prices, partially offset by additional product revenue generated as a result of the MTS acquisition and an increase in software license revenue. CompuCom believes the decreased volume can be attributed to general economic weakness which has resulted in lower demand for personal computer products primarily by its Fortune 1000 client base. As a result of this economic slowdown, product purchases and IT projects are being delayed, downsized or cancelled. In addition, product revenue has been negatively impacted by certain clients electing to participate in certain manufacturers' direct fulfillment programs, thereby fulfilling their product requirements directly from the manufacturer.
     Service Revenue. Service revenue increased 4.9% in the three months ended September 30, 2001 compared to 2000 and increased 8.2% for the nine months ended September 30, 2001 compared to 2000. On a sequential quarter basis, service revenue increased 4.2% from the second quarter of 2001 compared to the third quarter of 2001. Service revenue is primarily derived from all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, application development, network infrastructure and deployment, event technical planning and support and services provided in support of certain manufacturers' direct fulfillment initiatives. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. The increase in service revenue was primarily due to increased service revenue related to field engineering and help desk outsourcing, the majority of which was related to the MTS acquisition, as well as the impact of the Excell acquisition. Partially offsetting these increases were declines in demand for services directly related to the sale of product and CompuCom's consulting services. The increase in service revenue from the second quarter of 2001 to the third quarter of 2001 was due primarily to the Excell acquisition, partially offset by decreased service revenue primarily related to field engineering and help desk outsourcing.
     Product Gross Margin. Product gross margin as a percentage of product revenue was 9.9% and 7.9% for the three months ended September 30, 2001 and 2000 and 9.2% and 7.5% for the nine months ended September 30, 2001 and 2000. Product gross margin as a percentage of product revenue was 9.0% in the second quarter of 2001. This increase was primarily due to a decline in revenue generated by higher volume, lower margin clients, a relative increase in the amount of vendor volume incentives and the achievement of other operational efficiencies. Partially offsetting the increase in gross margin was the impact of the increase in lower margin software license revenue.
     Service Gross Margin. Service gross margin as a percentage of service revenue was 36.5% and 39.8% for the three months ended September 30, 2001 and 2000 and 35.4% and 33.9% for the nine months ended September 30, 2001 and 2000. The decrease in service gross margin for the three month period was primarily due to lower utilization of CompuCom's service-related resources as a result of lower demand for CompuCom's product-dependent and consulting services. In addition, the gross margin percentage generated on Excell revenue is lower relative to the collective gross margin percentage of CompuCom's other service-related offerings. The increase in service gross margin for the nine month period is primarily due to improvements in the management and utilization of service-related resources.

     Due to both the general economic environment and competitive conditions, CompuCom expects to continue to experience competitive pressure on both revenue and gross margin, the result of which may be to report lower revenue and related gross margin when compared to the comparable prior year period or the previous quarter.
     Selling and Service. Selling and service expense decreased $4.5 million for the three months ended September 30, 2001 compared to 2000, and decreased $8.2 million for the nine months ended September 30, 2001 compared to 2000. The decrease relates primarily to CompuCom's cost management efforts relative to personnel and infrastructure, partially offset by personnel and infrastructure costs associated with the Excell acquisition, as well as increased personnel and training costs and investments in the service infrastructure associated with supporting the service business. Selling and service expenses were 7.2% and 4.7% of revenue for the three months ended September 30, 2001 and 2000 and 6.5% and 5.1% for the nine months ended September 30, 2001 and 2000. CompuCom attributes this percentage increase primarily to the decline in product revenue for the comparable periods.
     General and Administrative. General and administrative expenses decreased $4.9 million in the three months ended September 30, 2001 compared to the prior year period and decreased $6.0 million in the nine months ended September 30, 2001 compared to the prior year period. The decrease is reflective of CompuCom's ongoing cost management efforts relative to personnel-related and infrastructure costs. CompuCom's operating expenses are reported net of reimbursements by certain vendors for specific training, promotional and marketing programs. These reimbursements offset the expenses incurred by CompuCom.
     Restructuring. In 2000, CompuCom implemented a restructuring plan designed to reduce its cost structure by closing and consolidating certain sites and reducing its workforce. As a result, CompuCom recorded a restructuring charge of $5.2 million in the first quarter of 2000.
     Interest and financing expense, net was $0.5 million and $4.3 million for the three months ended September 30, 2001 and 2000 and $2.9 million and $11.8 million for the nine months ended September 30, 2001 and 2000. The decrease in interest and financing expense was primarily due to CompuCom's improved management of working capital, as well as lower financing requirements resulting from the decline in product revenue. The decline in interest and financing expense was also due to the effect of greater interest income generated from investing increased available cash as well as lower effective borrowing rates in 2001 as compared to 2000.

     LIQUIDITY AND CAPITAL RESOURCES
     We have funded our operations with proceeds from the issuance of equity securities and convertible notes, proceeds from forward sale contracts, proceeds from sales of partner companies and distributions from private equity funds. Our ability to raise proceeds from sales of publicly traded partner companies could be adversely affected by market declines.
     In November 2001, we entered into a commitment for a new credit agreement to provide for the issuances of letters of credit up to $10 million. We occasionally use letters of credit to provide transactional support to our partner companies. Outstanding letters of credit under the agreement must be cash secured. The new credit facility is subject to an unused commitment fee of 0.25% per annum payable quarterly, and is subject to reduction based on deposits maintained at the bank. We terminated our former credit facility in November 2001. The former credit facility provided for borrowings up to $100 million and provided for unused commitment fees of 0.4% and an annual agent's fee. As of September 30, 2001, a letter of credit totaling $3.0 million was outstanding. Availability under the former credit facility was determined by the market value of those securities pledged as collateral.
     In 1999, in order to mitigate our market exposure and generate cash, we entered into two forward sale contracts related to 3.4 million shares of its holdings in Tellabs common stock. We pledged these shares of Tellabs under contracts that expire in March and August 2002 and, in return, received approximately $139 million of cash. At maturity, we are required to deliver cash or Tellabs stock with a value determined by the stock price of Tellabs at maturity. The number of Tellabs shares to be delivered at maturity will range between 2.7 million to 3.4 million depending on the price of Tellabs stock at that date. We currently intend to deliver shares of Tellabs to settle these contracts.
     Our cash and cash equivalents at September 30, 2001 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for at least the next twelve months, including commitments to our existing affiliates, our current operating plan to acquire interests in new affiliates and our general corporate requirements.
     In October 2000, we guaranteed a $35 million loan to our Chairman and CEO, Mr. Musser, in connection with margin loan arrangements. In May 2001, we consummated a definitive agreement with Mr. Musser under which we loaned Mr. Musser $26.5 million to repay in full Mr. Musser's margin loans which were guaranteed by us and to pay certain tax obligations and expenses. As a result of the repayment of these margin loans, our $35 million guarantee was extinguished. The loan bears interest at an annual rate of 7% and is payable on demand at any time after January 1, 2003. Mr. Musser granted us security interests in securities and real estate as collateral. Until April 30, 2006, we will have recourse only against the collateral. There can be no assurance that the proceeds realized by the Company in the future from dispositions of the collateral will be sufficient to repay the loan in full. After April 30, 2006, we will have recourse against Mr. Musser personally, except with respect to certain ongoing compensation to be received by Mr. Musser. We have the right to sell the collateral at any time and apply the net after-tax proceeds from the sales of collateral against amounts outstanding on the loan. The outstanding balance of the loan at September 30, 2001 was approximately $25.4 million.
     At September 30, 2001 we were contingently obligated for $9.9 million of guarantee commitments. Additionally, we have committed capital of approximately $84.7 million, including commitments made in prior years to various affiliates, to be funded over the next several years, including approximately $39.8 million which is expected to be funded in the next twelve months. If a consolidated partner company achieves agreed upon performance criteria over the next year, we will be obligated to pay up to an aggregate amount of $6.8 million primarily in common stock as additional purchase price consideration to the former shareholders of the company.
     CompuCom maintains separate, independent financing arrangements, which are non-recourse to us and are secured by certain assets of CompuCom. CompuCom's working capital requirements are generally funded through financing arrangements and internally generated funds.
     At September 30, 2001, CompuCom has a $100 million working capital facility and a $150 million receivables securitization facility. The working capital facility, which matures in May 2002, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on CompuCom's assets. Availability under the facility is subject to a borrowing base calculation. As of September 30, 2001, availability under the working capital facility was approximately $52 million, and there were no amounts outstanding. The securitization facility's pricing is based on a designated short-term interest rate plus an agreed upon spread. CompuCom has an agreement with two financial institutions that allows it to sell, at a discount, an interest in a portion of its trade accounts receivable to each such financial institution. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. Amounts outstanding as sold receivables at September 30, 2001 consisted of two certificates totaling $87 million, one certificate for $37 million with an April 2002 maturity date and one certificate for $50 million with an October 2003 maturity date. Both facilities are subject to CompuCom's compliance with selected financial covenants and ratios.
     CompuCom's liquidity continues to be negatively impacted by the dollar volume of certain manufacturers' rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and claim a rebate from the manufacturer to reduce the final cost. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom's initial cost for the product is often higher than the sales price CompuCom can obtain from its clients. These programs are a material factor in CompuCom's financing needs. As of September 30, 2001, CompuCom was owed approximately $24 million under these vendor rebate programs.
     CompuCom's ability to make distributions to its shareholders is limited by restrictions in CompuCom's financing agreements and CompuCom's working capital needs. We do not consider CompuCom's liquidity to be a source of liquidity to us.
     Consolidated working capital increased to $318 million at September 30, 2001 compared to $314 million at December 31, 2000. The increase is due to an increase in cash and cash equivalents offset by decreases in receivables and inventories.
     Cash provided by operating activities increased in 2001 compared to 2000 due to increased operating cash flow by CompuCom. This is primarily attributable to decreases in receivables and inventories. CompuCom's receivables have decreased primarily due to the decline in revenue relative to the fourth quarter of 2000. Partially offsetting the impact of CompuCom's lower revenue levels was a reduction in the amount of receivables utilized under their securitization facility. The decrease in CompuCom's inventories is primarily due to lower product demand and CompuCom's ongoing efforts to minimize risk associated with suppliers' price protection and returns programs by maintaining lower inventory levels, which resulted in higher inventory turns.
     Cash used in investing activities primarily reflects the acquisition of ownership interests in and advances to affiliates. Cash used in investing activities also reflects acquisitions by our subsidiaries. The decrease relates primarily to reduced acquisition activity in 2001 and the decrease in short-term investments and restricted cash, partially offset by reduced sales of securities and sales of and distributions from affiliates.
     During the first nine months of 2001, we made net commitments of approximately $49.3 million to acquire interests in and make advances to partner companies, and we funded $77.9 million to partner companies and private equity funds. From October 1, 2001 through November 12, 2001, we funded $8.2 million of commitments made prior to September 30, 2001.
     In October 2001, we sold all of our holdings on OAO Technology Solutions for total proceeds of $12 million, including $9.5 million in cash.

     Our general operations are not capital asset intensive, and capital expenditures in any year normally will not be significant in relation to our overall financial position. There were no material capital asset purchase commitments at September 30, 2001.


RECENT ACCOUNTING PRONOUNCEMENTS
In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". We are required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 will become effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. SFAS No. 141 will require that upon adoption of SFAS No. 142, we will be required to evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require that we perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this, we must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.
     At September 30, 2001, we had unamortized goodwill in the amount of $214.0 million which will be subject to transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $40.8 million for the nine months ended September 30, 2001. Because of the extensive effort needed to comply with adopting SFAS No's. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.
     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. We will adopt SFAS No. 143 in fiscal year 2003. We do not expect the provisions of SFAS No. 143 to have any significant impact on our financial condition or results of operations.
     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses of long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens the presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets".
     We are required to adopt SFAS 144 in fiscal year 2002. Management does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on our financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on our financial statements.


FACTORS THAT MAY AFFECT FUTURE RESULTS
     We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward-looking statements in this report and those made from time to time by us through our senior management team are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements are described in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2000. These factors include, but are not limited to, the following:
- Industry-specific conditions affecting the infrastructure technology business sector in which many of our affiliates operate, such as intense competition, rapid changes in technology and customer demands, frequent new product introductions and shifting distribution channels.
- Many of our affiliates are early-stage companies with limited operating histories, no historical profits and financing requirements that they may not be able to satisfy. These affiliates may not have operating income or net income in the future and their financial results may vary dramatically from quarter to quarter.
- We may have problems raising money we need in the future to fund the needs of our affiliates and to make acquisitions of affiliates.
- We may incur significant costs to avoid investment company status and may suffer adverse consequences if deemed to be an investment company.
- Our strategy of selling assets of our interests in some of the affiliates that we have acquired and developed is dependent on the strength of the public equity market and on the level of activity in the mergers and acquisitions market in the affiliates' industry, as well as on the requirements of the Federal securities laws regulating the sale of securities.
- Our financial results are likely to vary dramatically from quarter to quarter depending upon various events. These events include the financial results of our affiliates and the way that the partner companies are reflected in our consolidated financial statements, sales of partner companies or our interests in partner companies and distributions from private equity funds which we manage or in which we have an interest.
- Our stock price may be subject to significant fluctuation because the value of some of our partner companies fluctuates and because of market conditions generally.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in companies in the technology industry, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities (except the Tellabs transactions as described below). Based on closing market prices at September 30, 2001, the fair market value of our holdings in public securities was approximately $206 million (excluding our holdings in Tellabs). A 20% decrease in equity prices would result in an approximate $41 million decrease in the fair value of our publicly traded securities.
     In 1999, we entered into two forward sale contracts related to our remaining holdings in Tellabs. We pledged 3.4 million shares of Tellabs for three years and in return received approximately $139 million in cash. At the end of the term, we have the option to deliver cash or Tellabs shares with a value determined by the stock price of Tellabs at maturity. The number of Tellabs shares to be delivered at maturity ranges from 2.7 million to 3.4 million shares (or the cash value thereof).
     CompuCom is exposed to interest rate risk primarily through its receivables securitization and working capital facilities. CompuCom utilizes these facilities to meet its working capital and other financing needs. At September 30, 2001, the securitization facility had borrowings of approximately $87 million, and there were no borrowings on the working capital facility. If CompuCom's effective interest rate were to increase by 100 basis points, or 1.00%, CompuCom's annual interest and financing expense would increase by $1.2 million based on CompuCom's average balances utilized under its facilities during the nine months ended September 30, 2001. Our share of this increase would be approximately $0.7 million after deduction for minority interest but before income taxes.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

Safeguard and various associated entities and persons have been named in two putative class action proceedings, one of which arises out of the initial public offering of Opus 360 Corporation. These proceedings are described in Note 18 of the Notes to Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q, which note is incorporated by reference in its entirety into this Item 1 of Part II.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                    Number              Description
                    ------              -----------

                      3.1               Safeguard Scientifics, Inc. Amended Bylaws (2) (Exhibit 3.1)

                      10.1              Fourth Amendment to Inventory and Working Capital Financing Agreement dated as of January
                                        10, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation (1)
                                        (Exhibit 10.28.5)

                      10.2              Credit Agreement dated May 23, 2001, by and among Safeguard Scientifics, Inc., Safeguard
                                        Scientifics (Delaware), Inc., Safeguard Delaware, Inc., and PNC Bank, NA (exhibits omitted)
                                        (4) (Exhibit 10.2)

                      10.3              Consulting Agreement dated July 3, 2001 between Safeguard Scientifics, Inc. and Vincent G.
                                        Bell, Jr.  (4) (Exhibit 10.3)

                      10.4              Amended and Restated Demand Note dated May 18, 2001 given by Warren V. Musser for advances by Bonfield Insurance, LTD  (4) (Exhibit 10.4)

                      10.5              Agreement to Restructure by and among Warren V. Musser and Hillary Grinker Musser and
                                        Safeguard Scientifics, Inc. and Bonfield Insurance, LTD, dated as of April 16, 2001  (4)
                                        (Exhibit 10.5)

                      10.6              Amendment to Agreement to Restructure by and among Warren V. Musser and Hillary Grinker
                                        Musser and Safeguard Scientifics, Inc. and Bonfield Insurance, LTD, dated May 18, 2001  (4)
                                        (Exhibit 10.6)

                      10.7              Amendment Number 1, dated as of May 17, 2001 to the Series 2000-1 Supplement, dated as of
                                        October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., Lloyds TSB Bank PLC
                                        and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National
                                        Association).  (3) (Exhibit 10.7)

                      10.8              Amendment Number 2, dated as of May 17, 2001 to the Series 1999 -1 Supplement, dated as of
                                        May 7, 1999, as amended and restated as of August 20, 1999 and as amended by Amendment
                                        Number 1, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems,
                                        Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank
                                        Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association). (3)
                                        (Exhibit 10.8)

                      10.9*             Employment Agreement dated July 10, 2001 between Safeguard Scientifics, Inc. and Jerry L.
                                        Johnson

                      10.10*            Employment Agreement dated July 10, 2001 between Safeguard Scientifics, Inc. and N. Jeffrey
                                        Klauder

                      10.11*            Employment Agreement dated July 10, 2001 between Safeguard Scientifics, Inc. and Harry
                                        Wallaesa

                      10.12*            Separation Agreement dated August 28, 2001 between Safeguard Scientifics, Inc. and Gerald A.
                                        Blitstein

                      10.13*            Employment Agreement dated August 28, 2001 between Safeguard Scientifics, Inc. and
                                        Christopher J. Davis

                      *    Filed herewith
                      (1)  Filed on April 2, 2001 as an Exhibit to the Company's Annual Report on Form 10-K and incorporated herein by reference.
                      (2)  Filed on May 15, 2001 as an Exhibit to Form 10-Q and incorporated herein by reference.
                      (3)  Filed on August 14, 2001 as Exhibits to CompuCom Systems, Inc.'s Form 10-Q, and incorporated herein by reference.
                      (4)  Filed on August 14, 2001 as an Exhibit to Form 10-Q and incorporated herein by reference.


         (b)      Reports on Form 8-K

                  No reports on Form 8-K have been filed by the registrant during the three months ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SAFEGUARD SCIENTIFICS, INC.
                                         (Registrant)


Date:    November 14, 2001               /s/ Anthony L. Craig
                                         ---------------------------------------
                                         Anthony L. Craig
                                         Chief Executive Officer and President



Date:    November 14, 2001               /s/ Christopher J. Davis
                                         ---------------------------------------
                                         Christopher J. Davis
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (Principal Financial and Principal
                                         Accounting Officer)