Form 10-K
period 2001-12-31
SAFEGUARD SCIENTIFICS INC ET AL
filed 2002-04-01
CIK 86115

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2001

Commission File Number 1-5620

Safeguard Scientifics, Inc.

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-1609753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

800 The Safeguard Building, 435 Devon Park Drive, Wayne, PA (Address of principal executive offices)	19087 (Zip Code)

(Registrant’s telephone number, including area code):

(610) 293-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Stock ($.10 Par Value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Aggregate market value of common stock held by non-affiliates (based on the closing price on the New York Stock Exchange) on March 20, 2002 was approximately $383 Million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by March 20, 2002 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

      The number of shares outstanding of the Registrant’s Common Stock, as of March 20, 2002 was 119,380,668.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

SAFEGUARD SCIENTIFICS, INC.

FORM 10-K
DECEMBER 31, 2001

Part I.

Item 1.	Business

Business Overview

      Safeguard is an operating company that seeks to create long-term value by acquiring technology-related companies that Safeguard develops by providing superior operations and management support. Safeguard acquires and develops companies in three principal areas: business and information technology services, software and emerging technologies.

      In the past, Safeguard developed and operated emerging technology companies through its extensive network of partner companies and private equity funds. Safeguard focused on early-stage, technology companies in software, communications and e-Services in the “time-to-market” stage of development. Time-to-market is the process of getting from an idea to a commercially viable product, and involves the conception and development of a technology or product.

      Safeguard has shifted its strategy to build on three specific paths to value creation for its shareholders. Safeguard first will focus on acquiring and developing business and IT services companies where positive and recurring cash flow opportunities exist, as well as the potential for growth and operational improvement. Safeguard’s goal in this sector is to become self-sustainable from internally generated cash flow. Safeguard will build on its base of existing companies in the business and IT services area and will seek to acquire controlling ownership in other service companies, which have the proper profile to allow Safeguard to leverage its operations and management expertise in order to maximize the companies’ cash generating potential. The second focus is to build software companies with compelling technology and market potential for growth in the “time-to-volume” stage of development. Time-to-volume is the process of taking a commercially viable product and building a viable company with distribution channels, sales and marketing organization, and a corporate infrastructure that has the capability to grow rapidly and achieve market success. Safeguard’s focus in software will be to provide capital, operating leadership and post-acquisition involvement to build the go-to-market model, and enhance the likelihood of success of these companies. Safeguard’s third focus is to continue to support entrepreneurs in creating new technologies and applications by acquiring interests in their companies. Safeguard’s goal in this area is to continue to allow Safeguard and its shareholders to participate in the rewards of value creation inherent in technology innovation. Although this strategy represents a shift in focus for Safeguard, the goal of providing long-term shareholder value through operating and managing promising companies to realize their full potential remains the same.

      Safeguard expects business and IT service companies to provide the operating cash flow for Safeguard, existing and to-be-acquired software companies to provide growth and value generation, and emerging technologies to allow our shareholders to participate in entrepreneurial new technologies. Safeguard’s strategy is to create long-term value as an operating company that focuses on technology-related asset acquisitions. These assets will be developed through superior operations and management.

      Safeguard has reviewed, and will continue to monitor, its existing partner companies against this strategy and the value creation potential of these companies and, as a result, has taken actions to sell or merge certain companies. During 2001, Safeguard completed the sale of ThinAirApps to Palm, merged Atlas Commerce into VerticalNet, merged Cambridge Technology Partners (Massachusetts) into Novell, sold its interests in OAO Technology Solutions, AgWeb, Buystream, Mi8, fob and Brandywine Realty Trust and liquidated TechSpace Ventures.

      During 2001, Safeguard acquired interests in Mantas and Agari Mediaware, and in January 2002, Protura Wireless. Mantas is the first spin-off of SRA Ventures, LLC, a joint venture company formed by Safeguard and SRA International, Inc., an information technology firm specializing in systems integration and consulting. Mantas provides business intelligence solutions for exchanges and the financial services industry. Agari Mediaware is a provider of media middleware software products that allow companies to unify disparate rich media applications and assets, such as audio, video and animation, digital files and applications. Protura Wireless has compelling proprietary technology in the wireless antenna space. Safeguard also continued to provide operational and management support and funding to existing partner companies that meet Safeguard’s strategy. During 2001, Safeguard completed a total of $63 million in follow-on funding for existing partner companies. Safeguard will continue to assess its partner companies looking at the strategy of each company, its fit within Safeguard’s strategy and its opportunity for growth.

      In order to focus capital resources on Safeguard’s strategy, Safeguard has reviewed its investing posture with respect to private equity funds, and has concluded that it likely will not enter into new investment commitments to off-campus funds in the immediate future. Safeguard also is evaluating its current participation in off-campus private equity funds. During 2001, Safeguard sold all or a portion of its interests in 2 private equity funds. Safeguard continues to participate in the management of 12 private equity funds, which have total capital committed of more than $2.6 billion. During 2001, Safeguard completed a total of $17 million in follow-on funding of private equity funds.

      Safeguard’s monetization events during 2001 generated $124 million in cash, $32 million in stock and approximately $2 million in notes, for a total consideration of $158 million. At year-end, our cash on hand was $174 million and the market capitalization of our publicly held partner companies was $274 million.

      Safeguard was incorporated in Pennsylvania in 1953.

      Safeguard’s business is subject to many risks. See “Factors That May Affect Results” in Item 7 of this Annual Report on Form 10-K.

Opportunities for Business and IT Services, Software and Emerging Technology Companies

      Safeguard will focus on three areas that we believe will provide value for our shareholders:

•	Business and IT Services. Safeguard believes that small to mid-size companies will follow the lead of larger companies in outsourcing business and IT services to raise their own operating efficiencies by concentrating on their business objectives and core strengths. Safeguard will focus on developing and operating companies that provide such non-core services that are nonetheless essential and where positive and recurring cash flow opportunities exist. Safeguard will build on its base of existing companies and will seek to acquire controlling ownership in other service companies, which have the proper profile to allow Safeguard to leverage its operations and management expertise in order to maximize the companies’ cash generating potential.

•	Software. Software companies develop and market software applications, tools and related services that support commerce and integrate business functions. These include procurement platforms, business analytics, digital asset management, fraud and crime prevention data, rich media mining, distributed content management, web-based customer relationship management and supply chain management applications, enterprise and Internet application integration, billing and payment systems and additional applications that enable electronic commerce and information management and communication. Safeguard will seek to acquire controlling ownership interests in companies with compelling technology and market potential for growth in the “time-to-volume” stage of development.

•	Emerging Technologies. As opportunities arise, Safeguard will continue to support entrepreneurs in creating promising new technologies and applications.

Challenges Facing Such Companies

      Once a company has a viable product, often as evidenced by initial sales to key customers, the investment of capital, management and operational expertise will allow it to become a viable company capable of achieving market success and significant value for Safeguard. Safeguard will make such investments in its partner companies with the ultimate goal of making the company a market leader in its relevant industry sector by assisting the company in addressing the following challenges.

     Management Challenges

•	The recruitment and retention of an experienced and effective senior management team capable of providing strategic direction.

•	The strategic assessment of technology market opportunities and trends, the design, development and commercialization of proprietary technology solutions, and access to complementary technologies and strategic partnerships.

•	The development of appropriate corporate, legal and financial structures and the expertise to execute transactions.

     Operational Challenges

•	The identification of the company’s strategic market position and the implementation of effective branding, intellectual property protection, licensing, pricing, distribution, launch and marketing strategies.

•	The establishment of facilities and administrative and operational processes to support the growing enterprise.

•	The creation of relationships that provide customers, external marketing channels and growth through strategic partnerships, joint ventures or acquisitions.

Our Solution and Strategy

      Safeguard provides the resources to address the challenges facing our partner companies and enables these companies to capitalize on their potential opportunities. We provide capital, management and operational expertise. We believe that our experience in developing and operating technology companies enables us to identify and attract companies with the greatest potential for success and to assist these companies to become market leaders and create value for Safeguard.

     Business and IT Services and Software Companies

      We provide a full range of operational and management services to each of our partner companies through dedicated teams of Safeguard professionals. Each team has expertise in the areas of business and technology strategy, sales and marketing, operations, finance and legal and transactional support and provide hands-on assistance to the management of the partner company in support of its growth. Each team is responsible for all elements of the acquisition and development of our partner companies, providing consistency to the relationship between Safeguard and the partner company. Safeguard also leverages its extensive network of resources to the benefit of a partner company as strategic partners, customers, test beds and sales channels.

      Our post-acquisition process for enhancing the value of our partner companies consists of planning, management and operational support.

     Planning

      Once we acquire a partner company, we take an active role in its strategic direction, providing management and operational support. Through our experience in developing and operating technology companies, we have developed a methodology for accelerating our partner companies’ successes. Prior to closing an acquisition, we begin to work with a prospective partner company to:

•	define its near term strategic goals;

•	identify the key milestones to reaching these goals;

•	identify the challenges and operational improvements required to reach these goals;

•	identify the business measurements that will be applied by Safeguard and the markets to measure its success; and

•	identify potential synergies with Safeguard’s network of companies.

      We conduct a needs assessment to determine the nature and timing of the resources required to help the company achieve its goals. We then either provide the company with appropriate services and support from within Safeguard and its network or help them identify and negotiate to obtain these services from third-party suppliers or strategic partners. We help our partner companies measure their progress and continually reassess their objectives and requirements. By helping our partner companies’ management teams remain focused on their critical objectives, we believe we are able to significantly accelerate their development and success.

      We engage in an ongoing planning and assessment process. Through our involvement and engagement in the developing activities of these companies, seasoned Safeguard executives provide mentoring, advise and guidance to develop the management strength of our partner companies. Safeguard executives serve on the board of directors of each of our partner companies and work with them to develop their annual strategic and operating plan. Achievement of the annual plan is monitored through monthly reporting of performance metrics and financial results.

     Management and Operational Support

      We provide management and operational support to our partner companies. These services provide our partner companies with significant competitive advantages in competing in their individual markets. The resources our partner companies draw upon to accelerate their development include the following:

      Management. Safeguard senior management provides active guidance to partner companies. In addition, through our network, we have access to entrepreneurial and operational talent that is frequently called upon to serve on the board of directors or advisory boards of our partner companies, or in temporary executive capacities during the rapid development of a new partner company. We also can assist a partner company to respond to temporary demands for additional highly qualified personnel through our consulting and service companies.

      Marketing. We provide our partner companies with strategic guidance regarding market positioning, product launch and marketing and public relations. Insights concerning market position are obtained from our internal research and trend analysis and the collective intelligence of the companies within our network.

      Business Development. Our business and professional partners offer assistance in identifying, evaluating, structuring and negotiating joint ventures, strategic alliances, joint marketing agreements, distribution channel arrangements, acquisitions and other corporate transactions. In addition, we offer our partner companies a variety of services designed to reduce their operating costs, enable them to focus on product development and marketing and accelerate their time-to-volume stage of development.

      Emerging Technology. Our history as a developer of technology companies provides us with ample resources to support the technology development of a new partner company. We and our partner companies may call upon our business and IT service providers to perform strategic and operational technology assessments and to provide support for the commercialization of technology solutions. Through our network, we are also able to identify and provide preferred access to complementary technologies and promote strategic partnerships with technology leaders.

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

      Facilities. Our corporate campus in suburban Philadelphia currently contains approximately 135,000 square feet of flexible office space that is home to Safeguard, Internet Capital Group, 13 private equity funds, the Eastern Technology Council, and from time to time, resident entrepreneurs.

     Emerging Technologies

      Safeguard will continue to support entrepreneurs in creating promising new technologies and applications. We believe the knowledge base of our management team, the sector expertise and relationships of our business teams, and the market presence of the companies in our broad network, enable us to understand industry and technology trends in order to target potential technology leaders. We evaluate the company’s potential, relying on both our management’s own expertise and input from sources of expertise within our network. For example, we may call upon the specific expertise or experience of management at our partner companies or private equity funds, or we may call upon one of our business and IT services companies, such as aligne incorporated, to perform a rigorous technology assessment. We may also call upon a company in our network to implement and evaluate a promising technology on a test bed, trial basis. We believe that these resources permit us to make highly informed judgments concerning a company’s potential.

      We focus on companies that we believe have the potential to be market leaders and whose technology or processes provide them with a competitive advantage that prevents competitors from easily entering their market. In addition, we look for companies with accomplished technical teams that we believe have the skills to bring their concepts to market quickly. We favor markets that are sufficiently developed for the company to start aggressively building its customer base, although we will also acquire companies whose market opportunity anticipates important trends that we have identified. We place an emphasis on companies with compelling, sustainable business models. We target entrepreneurs who we believe demonstrate the leadership skills required to guide the strategy and development of an early-stage company. Once we acquire an interest in a partner company, we will provide the planning, management and operational support necessary to accelerate our partner companies’ success. We anticipate that we will generally acquire minority interests in these companies.

Safeguard Partner Companies

      The following tables provide a summary of our partner companies in our three principal areas. Our ownership positions in the following tables have been calculated as of March 20, 2002, and reflect the percentage of the vote that we are entitled to cast based on the issued and outstanding voting securities of each partner company, excluding the effect of options, warrants and convertible debt. Our ownership percentages in certain of the partner companies described below include equity interests that have been acquired by our management subject to the restrictions and thresholds of our long-term incentive plan. Our ownership percentage assumes the purchase by Safeguard of equity securities upon satisfaction or waiver of all partner company funding conditions. These ownership percentages may reflect the impact of special voting rights held by Safeguard. Where a material difference exists between voting ownership positions and economic ownership positions as a result of special voting rights, the table indicates such differences. Safeguard’s ownership position may be entitled to, or may be subject to, preferential liquidation and dividend rights of outstanding preferential securities issued by the partner companies. Safeguard continually assesses its partner companies looking at the strategy of a company, its fit in Safeguard’s strategy and the opportunity for growth.

Business and IT Services	Software	Emerging Technologies

aligne	Agari Mediaware	ChromaVision Medical Systems
CompuCom Systems	Aptas (fka Nextron Communications)	Protura Wireless
Kanbay	DocuCorp International	Wireless OnLine
Pacific Title and Arts Studio	eMerge Interactive
Palarco	iMedium
LifeFX
Mantas
Nextone Communications
Persona
QuestOne Decision Sciences
Sanchez Computer Associates
Sotas
Tangram Enterprise Solutions

Business and IT Services

		% Owned By
Company	Description of Business	Safeguard

aligne (www.aligne.com)	aligne is an information technology consulting firm that assists senior executives in optimizing their companies’ investments in technology. aligne offers businesses a variety of services ranging from IT strategy development and enhancement to applications development and infrastructure support by leveraging proven methodologies for setting, measuring, achieving and governing technology objectives. aligne develops and implements technology strategies designed to align IT assets with business objectives for medium and large enterprises.	100%
CompuCom Systems (NASDAQ:CMPC) (www.compucom.com)	CompuCom Systems, Inc., headquartered in Dallas, Texas, is a provider of outsourcing and systems integration services. CompuCom’s clients include Fortune 1000 enterprises, federal, state and local government, vertical industry leaders, major technology equipment providers, leading-edge systems integrators and wireless technology providers. CompuCom leverages people, process and technology to offer best in class solutions that enable, optimize and operate the digital technology infrastructure.	60% 53%	*
Kanbay (www.kanbay.com)	Kanbay is a global systems integrator providing technology-consulting services, primarily to the financial services industry. Its custom solutions include application development, business intelligence, e-solutions, and security and connectivity. Kanbay delivers value through a unique three-tier methodology — blending on-site service with regional cells of specialized experts, and powerful off-shore development.	30% 23%	*
Pacific Title and Arts Studio (www.pactitle.com)	Pacific Title and Arts Studio, Inc., founded in 1919, is a leader in feature film post production services in Hollywood, CA. Services provided to the major studios include both digitally and optically prepared main titles, credits, trailers, 2D and 3D special effects, restoration services, digital intermediate, film scanning and recording, subtitling, film lab services and title design.	84%
Palarco (www.palarco.com)	Palarco is a full service solutions provider with concentrations in strategic management and IT consulting, applications development, systems architecture and technical support. In operation since 1978, Palarco has over 200 highly skilled professionals in regional locations in the eastern United States working for Fortune 500, mid market and small companies.	100%

Software

		% Owned
Company	Description of Business	By Safeguard

Agari Mediaware (www.agarimediaware.com)	Agari Mediaware, Inc. provides middleware software that makes it possible to quickly integrate disparate applications that store and process rich media, documents, or any digital content. Agari’s products turn applications into services so employees can access them enterprise-wide — allowing them to search, transform, ingest, and store digital content from anywhere on the network. It aggregates content that is stored in distributed applications without copying or moving it. Agari’s customer base and target market include media and entertainment, broadcast, publishing, and government organizations. Agari’s products allow IT departments and system integrators to eliminate custom application-to-application programming and reduce the time, cost, and risk in building enterprise content systems.	62%
Aptas (formerly known as Nextron Communications) (www.aptas.com)	Aptas has recently combined with AccelX (a Webb subsidiary), to bring the best in website production software with a new generation of innovative inline marketing and buyer-seller interaction applications. With over 15 years’ shared experience and approximately 70,000 SME end users worldwide, Aptas brings a unique blend of pragmatism and technology innovation, for truly experience-driven solutions that significantly increase the value of online directory businesses. Clients have included: Sympatico Lycos/ Bell ActiMedia; Belgacom; Pages Jaunes/ France Telecom; Qwest Dex; Re/Max; The Principal Life Insurance Company; SwissOnline; Verio; Verizon; VNU World Directories; The Yell Group.	49%
DocuCorp International (NASDAQ: DOCC) (www.docucorp.com)	Docucorp is the authority in providing dynamic solutions for acquiring, managing, personalizing and presenting enterprise information. Servicing the entire enterprise information lifecycle, Docucorp’s information application software, application service provider (ASP) hosting and professional consulting services enable companies to implement solutions in-house or fully outsource to Docucorp. The company has an installed base of more than 1,200 customers, including many of the largest insurance, utility and financial services organizations.	20%

		% Owned
Company	Description of Business	By Safeguard

eMerge Interactive (NASDAQ:EMRG) (www.emergeinteractive.com)	eMerge Interactive is a Florida based technology company providing individual-animal tracking, data management, and supply procurement services to the U.S. beef production industry. eMerge works to enable the delivery of a large, brandable supply of beef that differentiates the products, opens new markets, and creates new value for the industry and consumers. eMerge’s technology focuses primarily on information-management and individual-animal tracking tools, as well as other technologies designed to enhance consumer confidence in beef safety. eMerge’s cattle-marketing operation, the largest in the U.S., consists of interactive livestock-marketing and order-buying facilities, a nationwide network of 80 cattle representatives and an online auction and brokerage service.	16% 19% *
iMedium (www.imedium.com)	iMedium is a provider of selling effectiveness solutions, creating intelligent integration between sales and marketing to improve sales success. The iMedium solution provides marketing departments with an interactive rich media platform for producing cutting-edge selling tools that deliver powerful sales interaction. iMedium also delivers automated, real-time sales intelligence at the point of sales interaction, enabling quicker response to customers and prospects and a shorter sales cycle. Companies using the iMedium solution have created unprecedented synergies between sales and marketing, enabling both disciplines to have their finger on the pulse of every customer interaction. The Company primarily serves Fortune 500 companies in the technology sector.	48%
LifeFX (OTC BB: LEFX) (www.lifefx.com)	LifeFX is providing the face of the Internet by delivering photo-realistic, digital human faces, or LifeFX Stand- In™virtual people, that can interact in real time. LifeFX’s products can make Web sites and other digital communications more effective by serving as life-like customer-service and sales representatives, guides, teachers and entertainers in a wide range of applications.	44%

		% Owned
Company	Description of Business	By Safeguard

Mantas (www.mantas.com)	Mantas delivers business intelligence and compliance solutions for the financial services industry. Backed by a powerful combination of sophisticated technology and industry expertise, Mantas boasts some of the most effective tools that banks and brokerages need to combat money laundering, fraud and suspicious trading activity. The unparalleled level of insight delivered by Mantas products enables firms to reduce risk, improve internal efficiencies, and satisfy regulatory and compliance requirements. Monitoring more than 300 million accounts and transactions daily, Mantas currently empowers some of the world’s largest financial institutions including the National Association of Securities Dealers (NASD), Merrill Lynch, and Allmerica Financial Corporation.	35%
Nextone (www.nextone.com)	Powering the Virtual Central Office, NexTone Communications is a leading provider of VoIP infrastructure for service providers and carriers. NexTone’s Multiprotocol Signaling Switch allows service providers and carriers to interconnect their voice networks in the most simple and cost effective way.	37%
Persona (www.persona.com)	Persona provides online identity management technology and services that bring businesses and consumers together in a permission-based relationship. These systems and services provide a platform for online relationship marketing, integrating with universal online identity systems, and providing customer-facing web services. Consumers are empowered to manage and benefit from the personal information they provide when using these systems.	30%
QuestOne (www.questone.com)	QuestOne provides technology-based solutions that enable companies to optimize performance by better understanding the impact of uncertainty and variability on complex business processes. QuestOne delivers analytical capabilities and solutions that empower CEOs to engineers, global enterprises to small operations, to make better decisions. The QuestOne solution enables companies to identify specific actions that will increase performance such as: decrease time to market, increase throughput, and increase productivity.	31%

		% Owned
Company	Description of Business	By Safeguard

Sanchez Computer Associates (NASDAQ: SCAI) (www.sanchez.com)	Sanchez Computer Associates, Inc. is a global leader in developing and marketing scalable and integrated software and services solutions that provide banking, brokerage and customer integration for financial institutions. These solutions include: Sanchez Profile®, a highly flexible, multi-currency, multi-language, customer-centric, core banking and transaction processing application; Sanchez Xpress™, an enterprise customer and transaction management system, which empowers CRM and delivers business integration; Sanchez Webclient™, a Web-based, front-end processor; and Sanchez WebCSR™, a browser-based integrated customer servicing application that can be deployed across multiple retail delivery channels such as branches and call centers. Sanchez also uses its integrated banking platform as the basis for a complete outsourced e-banking solution under the e-PROFILE® brand.	24%
SOTAS (www.sotas.com)	SOTAS develops and sells software-based systems to the world’s telephone service providers that increase their revenue, increase efficiency and profits, or both. Using the data that is already available from their network or from their existing data bases, SOTAS solutions give service providers the capability to make decisions in near real time in order to more effectively design, provision, diagnose, view, monitor and manage communication networks. Specific applications include revenue assurance, fraud protection, least cost routing, quality of assurance measurement, reseller evaluation and traffic analysis. In an era of tightening margins, SOTAS provides the tools to the telcos for them to increase sales and profits with reduced staffing levels. Operating from headquarters in Gaithersburg, MD, a development center in New Delhi, India and a sales and service office in Bristol, England, SOTAS is able to serve service providers around the globe such as AT&T, Broadwing, BT, Cable & Wireless, Cignal, Concert, Verizon, WorldCom, BellSouth, Williams, TELUS, Interoute, Korea Telecom, and Quest.	75%

		% Owned
Company	Description of Business	By Safeguard

Tangram NASDAQ: TESI (www.tangram.com)	Headquartered in Cary, N.C., Tangram Enterprise Solutions, Inc. is a leading provider of IT asset management solutions for large and midsize organizations across all industries, in both domestic and international markets. The company’s solutions are deployed at many of the world’s leading corporations, including 24 of the Fortune 100. Tangram’s core business strategy and operating philosophy center on delivering world-class customer care, creating a more personal and productive IT asset management experience through a phased solution implementation, providing tailored solutions that support evolving customer needs, and maintaining a leading-edge technical position. Today, Tangram’s solutions manage more than 2 million workstations, servers and other related assets.	59%

Emerging Technologies

ChromaVision Medical Systems (NASDAQ: CVSN) (www.chromavision.com)	ChromaVision Medical Systems, Inc., of San Juan Capistrano, CA, markets its Automated Cellular Imaging System (ACIS)®, a versatile digital microscope system with the ability to detect, count and classify cells of clinical interest based on color, size and shape to assist pathologists in making critical medical decisions. Peer-reviewed clinical data and publications have demonstrated that ACIS is able to substantially improve the accuracy, sensitivity, and reproducibility of cell imaging. Unlike manual methods of viewing and analysis, the ACIS system combines proprietary, color-based imaging technology with automated microscopy and commercially available stains and reagents. The ACIS system has been adopted by many of the top medical organizations in the United States and Europe.	27%
Protura Wireless (www.proturawireless.com)	Protura Wireless has developed patent-pending technology that makes it possible for cellular manufacturers to switch from cumbersome external antennas to Protura internal antennas without losing performance. Protura’s antennas also allow manufacturers to operate on multiple bands while still using one antenna. Protura’s technology allows antennas to be close to the board components without sacrificing performance so that manufacturers can make smaller, sleeker phones.	60%

Wireless Online (www.wireless-online.com)	Wireless Online is the price performance leader in smart antenna systems, providing significant improvements in capacity, coverage, and service quality of wireless networks throughout the world. The company’s proven, patented Spectral Reuse and Filtering Technology (SeRFiT™) enables network operators to gain better capacity and coverage with fewer sites, while optimizing spectral efficiency. Wireless Online is headquartered in Santa Clara, California, with R&D facilities in Tel Aviv, Israel and global sales and service offices in Shanghai, China and London, England. Investors in Wireless Online include August Capital, Evergreen, Focus Ventures, GTG Ventures, Mayfield, Redleaf Venture Management and Safeguard Scientifics.	42% 36%	*

*	Reflects Safeguard’s ownership percentage excluding any supervoting provisions or the exercise of outstanding warrants and options.

Enabling Partner Companies and Private Equity Funds

      Internet Capital Group, Inc. (NASDAQ: ICGE) (www.internetcapital.com) is an Internet company actively engaged in business-to-business e-commerce through a network of partner companies. The company’s primary goal is to build companies that can obtain number one or number two positions in their respective markets by delivering software and services to help businesses increase efficiency and reduce costs. It provides operational assistance, capital support, industry expertise, and a strategic network of business relationships intended to maximize the long-term market potential of approximately 50 business-to-business e-commerce companies. Internet Capital Group is headquartered in Wayne, PA. Safeguard owns 14%.

      TechSpace exists to help young companies grow and established companies expand. An international network of technologically advanced, full-service office communities, TechSpace provides member companies with office infrastructure, a wide range of technology and business services, and access to venture capital funding. Recognizing the gap between executive office suites and business incubators, TechSpace has positioned itself to appeal to executives who have clear vision about their businesses and need access to office space, services and capital in order to execute that vision. Safeguard owns 42%.

      USDATA Corporation (NASDAQ: USDC) (www.usdata.com), headquartered in Richardson, Texas is a leading global provider of software and services that give enterprises the knowledge and control needed to perfect the products they produce and the processes they manage. Based upon a tradition of flexible service, innovation and integration, USDATA’s software currently operates in more than 60 countries around the globe, including seventeen of the top twenty-five manufacturers. USDATA’s software heritage is born out of manufacturing and process automation solutions and has grown to encompass the industry’s deepest product knowledge and control solutions. With an eye toward the future of e-business, USDATA continues to innovate solutions that will support the integration of enterprise production and automation information into the supply chain. The company has six offices worldwide and a global network of distribution and support partners. Safeguard owns 32%.

      Pac-West Telecomm, Inc. (NASDAQ: PACW) is a provider of integrated communications services throughout the western U.S. Pac-West supplies Internet infrastructure and broadband services to Internet service providers (ISPs), and integrated voice, data and Internet services to small and medium-sized businesses. The company currently has operations in California, Nevada, Washington, Colorado, Arizona and Oregon. Safeguard owns 7%.

      REALTIME MEDIA is a full-service online relationship marketing company that uses innovative promotional techniques to deliver awareness, acquisition, activation, and retention solutions for a wide variety of clients including members of the Fortune 100. REALTIME MEDIA was originally formed to be an

Internet promotional services company and is recognized as an industry pioneer in online promotions, instant-win, and sweepstakes technologies. The company has evolved from a product promotions company to a full solutions provider for attracting and keeping customers for leading brands and businesses. These solutions include media, promotional tactic(s), and back end database and reporting components that deliver measurable business results specifically against the client’s objectives. Safeguard owns 11%.

     Private Equity Funds

      In order to focus capital resources on Safeguard’s strategy, Safeguard has reviewed its investing posture with respect to private equity funds, and has concluded that it likely will not enter into new investment commitments to off-campus funds in the immediate future. Safeguard also is evaluating its current participation in off-campus private equity funds. During 2001, Safeguard sold all or a portion of its interests in 2 private equity funds. Safeguard continues to participate in the management of 12 private equity funds, which have total capital committed or invested of more than $2.6 billion. Also, Safeguard is a limited partner in seven other private equity funds, which have total capital committed of approximately $1.4 billion. During 2001, Safeguard completed a total of $17 million in follow-on funding of private equity funds.

      The private equity funds help Safeguard to provide operational and management support to our partner companies. The private equity funds provide acquisition syndication opportunities, increase our capital base, facilitate strategic partner development and increase our geographic penetration. The personal relationships and expertise of the professionals employed by these funds are important resources for developing and evaluating acquisition opportunities. Safeguard frequently refers opportunities that do not fit Safeguard’s operating strategy to an appropriate fund. The funds may pursue broader investment strategies and may invest at earlier stages and at less significant ownership percentages than Safeguard. The diversification within the funds allows Safeguard to identify and take advantage of a broader range of emerging technologies, to maintain relationships with a greater number of promising entrepreneurs and to evaluate perceived shifts in technologies. The funds had over 200 companies in their portfolios as of December 31, 2001.

Following is a list of the private equity funds, which we participate in managing:

TL Ventures (5 funds)

SCP Private Equity Partners (2 funds)
Pennsylvania Early Stage Partners (2 funds)
EnerTech Capital Partners (2 funds)
Profile Venture Partners (1 fund)

Mechanisms to Realize Shareholder Value

      Our principal mission is to create long-term shareholder value. Safeguard expects business and IT service companies to provide the operating cash flow for Safeguard, existing and to-be-acquired software companies to provide growth and value generation, and emerging technologies to allow our shareholders to participate in entrepreneurial new technologies. In general, Safeguard intends to own partner companies as long as it believes that it can leverage its resources to create superior growth opportunities for the partner company and create value for Safeguard. When the company has developed a stable market and corporate infrastructure and no longer requires Safeguard’s continuing support and expertise, Safeguard will consider exiting the partner company and redeploying the capital realized in other acquisition and development opportunities. Safeguard may achieve liquidity events from its partner companies by (i) sales of the company or Safeguard’s interest in the company, (ii) mergers or (iii) taking them public, either in a normal initial public offering or through a rights or subscription offering, and subsequently by liquidating Safeguard’s interest in the company over a period of time.

     Mergers and Acquisitions

      We assist our partner companies in considering and evaluating merger and acquisition opportunities to promote shareholder value. We help our partner companies identify acquisition partners or targets, evaluate these companies, negotiate terms and document the transactions. During 2001, Safeguard completed the sale of ThinAirApps to Palm, merged Atlas Commerce into VerticalNet, merged Cambridge Technology Partners (Massachusetts) into Novell, sold its interests in OAO Technology Solutions, AgWeb, Buystream, fob, Mi8 and Brandywine Realty Trust and liquidated TechSpace Ventures.

     Safeguard Subscription Program and Rights Offerings

      Historically, we assisted our partner companies with their initial public offerings by offering subscription opportunities or rights to purchase all or a portion of a partner company’s stock to Safeguard shareholders in the “Safeguard Subscription Program” or through a “Rights Offering.” These programs permit our shareholders to participate in the initial public offering of a partner company by the exercise of subscription opportunities or rights that are obtained based upon the number of shares of Safeguard common stock held by the purchasing shareholder. One or more underwriters or Safeguard purchase the shares not purchased upon the exercise of subscription opportunities or rights. Internet Capital Group (in 1999), US Interactive (in 1999), Pac-West Telecomm (in 1999), eMerge Interactive (in 2000) and OPUS360 (in 2000) completed their initial public offerings under the Safeguard Subscription Program. We completed Rights Offerings for Novell, Inc. and CompuCom in 1985, Tangram Enterprise Solutions in 1987, Cambridge Technology Partners in 1993, Coherent Communications Systems Corporation in 1994, USDATA in 1995, Sanchez Computer Associates and Integrated Systems Consulting Group, Inc. in 1996, Diamond Technology Partners, ChromaVision Medical Systems and OAO Technology Solutions in 1997 and DocuCorp International in 1998.

     Market Transactions

      We have sold and expect to continue to sell shares of our public partner companies in open-market or privately negotiated transactions from time to time.

COMPUCOM

      CompuCom Systems, Inc. (Nasdaq: CMPC) is a leading single-source provider of information systems services and products designed to enhance the productivity of large and medium-sized organizations throughout the United States. CompuCom provides information technology outsourcing and system integration services that help clients reduce the costs, complexities, obstacles and risks associated with new technology adoption, operational transition and on-going management of their information systems.

      These services include application design, development and maintenance, delivery of complex multi-vendor solutions, a full range of multi-vendor hardware and software support, help desk, network management and security services. Combining these services with CompuCom’s ability to provide technology products and product acquisition services, CompuCom simplifies the selection, acquisition, deployment, implementation and ongoing management processes of clients’ information systems.

      In 2001 CompuCom completed its 15th consecutive profitable year. Revenue declined when compared to 2000, primarily as a result of economic conditions and competitive pressure in CompuCom’s product business. However, CompuCom achieved revenue growth in its services business as a result of acquisitions completed during the year. During 2001, CompuCom completed four acquisitions including MicroAge Technology Services, L.L.C. (“MTS”), a division of MicroAge, Inc. in January, Excell Data Corporation (“Excell”) in July, the applications development division of E-Certify, Inc. (“ClientLink”) in November and Northern NEF, Inc. (“NNEF”) in November. These acquisitions expanded CompuCom’s desktop outsourcing business (MTS), augmented the services business with the addition of application design and development offerings (Excell and ClientLink) and broadened CompuCom’s customer base to include the Federal government (NNEF). During 2001, CompuCom also focused on streamlining its operations and processes, reducing its operating expense by almost $32 million when compared to 2000 and strengthening its balance sheet, ending the year with $123 million in cash.

      CompuCom believes the key to improving its earnings performance is the expansion of its higher margin services business and continued focus on operating expense control and effective balance sheet management. CompuCom’s strategy is to focus on the growth of its services business organically as well as through strategic acquisitions and alliances. CompuCom expects to experience continued pressure in its product business, as major manufacturers expand their plans to market and distribute products directly to CompuCom’s clients and as direct marketers’ efforts to sell to the Fortune 1000 companies intensify. In addition, general economic conditions remain soft. CompuCom believes these factors may result in lower product revenue and product gross margin dollars in the future. CompuCom believes that future profitability will depend on a number of factors, including CompuCom’s ability to: focus on and grow its service business profitably; attract and retain quality services personnel while effectively managing the utilization of those personnel; respond to increased competition from its suppliers’ direct selling initiatives; and control operating expense. In addition, future profitability will also depend on overall improvement in the economy, CompuCom’s ability to effectively manage inventory levels in response to changes in major suppliers’ price protection and return programs, product demand, competition, manufacturer product availability and pricing strategies, and effective utilization of vendor programs.

      CompuCom defines its operations as two distinct businesses — 1) sales of personal computer-related products, which includes desktop, networking, storage and mobile computing products, as well as peripherals and software products and licenses and 2) services, which is primarily derived from all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, application development, training and services provided in support of certain manufacturers’ direct fulfillment initiatives.

      CompuCom’s product sales accounted for 80% of Safeguard’s total net sales in 2001, compared to 88% in 2000 and 88% in 1999. CompuCom’s services sales accounted for 15% of Safeguard’s total net sales in 2001, compared to 10% in 2000 and 10% in 1999. CompuCom’s business tends to be subject to seasonal fluctuations, with the highest revenue levels generally occurring in the fourth quarter. Backlog is not considered to be a meaningful indicator of CompuCom’s future business prospects due to the short order fulfillment cycle. Large corporate businesses accounted for the majority of CompuCom’s net sales in 2000. However, no one customer accounted for more than 10% sales in either products or services. Sales of Compaq, HP and IBM products accounted for approximately 23%, 22% and 20%, respectively, of CompuCom’s 2001 product revenues compared to 30%, 20% and 26%, respectively, in 2000 and 30%, 16% and 21%, respectively, in 1999.

      CompuCom has agreements with these vendors that have been regularly renewed. These agreements are generally terminable by the vendor without cause on 30 to 90 days notice. However, CompuCom believes its relationships with these vendors are good but a material adverse effect on CompuCom’s business would occur if a supply agreement with a key vendor was materially revised, was not renewed or was terminated or the supply of products was insufficient or interrupted.

      CompuCom’s industry, in both its computer products and services segment, is characterized by intense competition: primarily in the areas of price, product availability and breadth of services and product line with respect to its computer products segment and consolidation in its services segment. CompuCom’s marketing network competes for potential clients with numerous IT service providers, corporate resellers, distributors and manufacturers. Many established original equipment manufacturers (including some of CompuCom’s vendors), direct marketers, systems integrators and resellers of distributed desktop or networking products compete with CompuCom in the configuration and distribution of computer systems and equipment. In the highly fragmented computer services business, CompuCom competes with several larger IT service providers (including some of CompuCom’s vendors) in addition to other smaller computer services companies. In the services segment, CompuCom faces fewer, but larger and better-financed competitors as a consequence of such consolidation. In addition, several computer manufacturers have expanded their channels of distribution and now actively compete for CompuCom’s clients with their direct fulfillment initiatives. In the highly fragmented computer services business, CompuCom competes with several larger competitors, corporate resellers pursuing services opportunities, as well as many smaller computer services companies. As CompuCom continues to focus on the growth of its services business, it also competes with service providers that have marketed and delivered the services CompuCom provides on a much larger scale and for a longer period of time. In addition, the computer products and services industry is characterized by intense price competition, which may adversely affect CompuCom’s results of operations. As a result of these factors, in both its computer products and services sector, CompuCom may face fewer but larger and better-financed competi-

tors, possibly resulting in a reduction of both revenue and gross margin dollars. There can be no assurance CompuCom will be able to continue to compete successfully with new or existing competitors.

      If CompuCom uses its stock for acquisitions or if some other dilutive event were to occur, Safeguard’s voting interest in CompuCom could be diluted below 50%, in which event Safeguard would no longer consolidate CompuCom’s financial results under current generally accepted accounting principles. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — General.”

      CompuCom employed approximately 3,800 full-time employees as of December 31, 2001.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

      Information on net sales, net income and assets employed for each operating segment of Safeguard’s business for the three-year period ended December 31, 2001 is contained in Note 21 to the Consolidated Financial Statements.

OTHER INFORMATION

      Export sales in each segment for the three-year period ended December 31, 2001 were less than 5% of the segment’s total sales in each of those years. Backlog is not considered to be a meaningful indication of future business prospects for any of the Company’s operating segments.

      The operations of Safeguard and its partnership companies are subject to environmental laws and regulations. Safeguard does not believe that expenditures relating to those laws and regulations will have a material adverse effect on the business, financial condition or results of operations of Safeguard.

EMPLOYEES

      At December 31, 2001, Safeguard and its consolidated subsidiaries have approximately 4,538 employees, of which CompuCom employs approximately 84%. Safeguard believes relations with employees are good.

EXECUTIVE OFFICERS

      Information about Safeguard’s executive officers can be found in Part III of this report under “Item 10. Directors and Executive Officers of Registrant.”

Item 2.	Properties

      We own the office park in which our corporate headquarters and administrative offices are located in Wayne, Pennsylvania. The office park currently contains approximately 135,000 square feet, most of which we lease to our affiliated private equity funds, certain partner companies including Internet Capital Group, and other tenants. Our headquarters building is subject to a $3.6 million mortgage bearing interest at 9.75%, which amortizes over a 30-year term ending 2022 and is prepayable by us at any time beginning in January 2002. The remaining portion of the office is subject to a $10 million mortgage bearing interest at 7.75%, which amortizes over 22 1/2 years ending in 2023 and is prepayable by us beginning in November 2010. We believe the properties are in good condition and repair and are adequate for the particular operations for which they are used. Additionally, we lease approximately 2,400 square feet of office space in Palo Alto, California. Our partner companies have various facilities throughout the United States, and they believe they can readily obtain additional facilities as needed to support their anticipated needs.

      CompuCom’s executive and administrative facility in Dallas, Texas contains approximately 250,000 square feet of office space in two buildings on 20 acres. In 1999, CompuCom sold this facility and leased it back for a 20-year term with two five-year renewal options. In 2000, CompuCom opened a facility in Tempe, Arizona to house members of its second enterprise help desk team. CompuCom also leases two floors totaling 42,500 square feet of office space in Mason, Ohio, which houses one of its two client assistance centers. The lease expires July 2005 with a five-year renewal option. As part of the first quarter 2000 restructuring plan, CompuCom consolidated operations to one floor. CompuCom leases distribution, integration and configura-

tion services from three leased facilities in two locations in New Jersey under leases that expire in 2004 with various renewal options and early termination provisions. In July 2001, CompuCom closed its warehouse space in North Carolina.

Item 3.	Legal Proceedings

Litigation Arising Out Of The Initial Public Offering of Opus360 Corporation

      Beginning in April 2001, the Company, CompuCom Systems, Inc., a Company affiliate, and a former officer of Safeguard who served as a Director of Opus360 Corporation, were named in putative class actions filed in federal court in New York. The plaintiffs allege material misrepresentations and/or omissions in connection with the initial public offering of Opus360 Corporation stock on April 7, 2000.

      The cases are brought against Opus360, its officers and directors (including the former Safeguard officer), Safeguard, CompuCom, and Opus360’s underwriters. In these cases, the plaintiffs allege, among other things, that the prospectus and registration statement for Opus360’s initial public offering contained misrepresentations and/or omissions regarding: (1) Opus360’s products, including Opus Xchange; (2) Opus360’s cash flow and liquidity, including its need for additional financing in the 12 month period following the initial public offering; and (3) Opus360’s relationships with its customers. Plaintiffs assert claims under Sections 11, 12 and 15 of the Securities Act of 1933. Plaintiffs seek damages in an amount in excess of $70 million. The cases have been consolidated into a single proceeding and the court has approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. Plaintiffs have filed a consolidated and amended complaint. Safeguard and the other defendants have moved to dismiss this complaint for failure to state a claim upon which relief may be granted. While the outcome of this litigation is uncertain, the Company believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

Safeguard Scientifics Securities Litigation

      On June 26, 2001, the Company and Warren V. Musser, the Company’s former Chairman, were named as defendants in a putative class action filed in federal court in Philadelphia. Plaintiffs allege that defendants failed to disclose that Mr. Musser had pledged some or all of his Safeguard stock as collateral to secure margin trading in his personal brokerage accounts. Plaintiffs allege that defendants’ failure to disclose the pledge, along with their failure to disclose several margin calls and the consequences thereof on Safeguard’s stock price, violated the federal securities laws. Plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

      On August 17, 2001, a second putative class action was filed against the Company and Mr. Musser asserting claims similar to those brought in the first proceeding. In addition, plaintiffs in the second case allege that the defendants failed to disclose possible or actual manipulative aftermarket trading in the securities of the Company’s partner companies, the impact of competition on prospects for one or more of the Company’s partner companies and the Company’s lack of a superior business plan.

      These two cases have been consolidated for further proceedings under the name “In Re: Safeguard Scientifics Securities Litigation” and the Court has approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. The Company will respond to the amended and consolidated complaint that the Court has directed plaintiffs to file. While the outcome of this litigation is uncertain, the Company believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuit vigorously.

     General

      The Company and its subsidiaries are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote Of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

PART II.

Item 5.	Market For The Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock is listed on the New York Stock Exchange (Symbol: SFE). The high and low sale prices reported within each quarter of 2001 and 2000 are as follows:

	High	Low

Fiscal year 2001:
First quarter	$12.81	$4.60
Second quarter	7.23	3.35
Third quarter	5.00	1.55
Fourth quarter	4.65	1.71
Fiscal year 2000:
First quarter	$99.00	$43.71
Second quarter	68.38	29.00
Third quarter	39.69	18.69
Fourth quarter	21.44	4.50

      The high and low sale prices reported in 2002 through March 20 were $4.47 and $2.60, respectively, and the last sale price reported on March 20, 2002, was $3.30. No cash dividends have been declared in any of the years presented, and the Company has no present intention to declare cash dividends.

      As of March 20, 2002, there were approximately 91,300 beneficial holders of the Company’s common stock.

     Sale of Unregistered Securities

      On January 19, 2001, we acquired all of the outstanding capital stock of Palarco, Inc. and Palarco International, Inc. (collectively, “Palarco”). Pursuant to the terms of the stock purchase agreement, among other things, we issued 316,702 shares of our common stock, with a market value of approximately $2.9 million on the date of acquisition to Steven Siegfried, the sole stockholder of Palarco, and paid cash in exchange for all of the outstanding shares of Palarco. We believe the shares of common stock were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the sale was made to an individual who we believed to have been a sophisticated investor who was acquiring the shares for investment without a view to further distribution. No underwriters were involved with the issuance and sale of the shares of common stock.

Item 6.     Selected Consolidated Financial Data

      The following table sets forth our selected consolidated financial information for the five years in the period ended December 31, 2001. The selected consolidated financial data presented below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations

and our Consolidated Financial Statements and Notes thereto included in this report. The historical results presented herein may not be indicative of future results.

	December 31,

	2001	2000	1999	1998	1997

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$298,095	$133,201	$49,813	$6,257	$5,382
Short-term investments	—	51,230	—	—	—
Restricted cash	8,033	35,000	—	—	—
Working capital	349,444	313,825	133,839	251,991	228,001
Total assets	1,192,263	1,648,259	1,499,879	1,068,690	714,541
Long-term debt	20,138	13,493	14,532	205,044	127,089
Other long-term liabilities	11,579	164,765	175,611	1,317	1,246
Convertible subordinated notes	200,000	200,000	200,000	71,345	90,881
Total shareholders’ equity	418,676	904,437	574,701	342,859	207,070

	Year Ended December 31,

	2001	2000	1999	1998	1997

		(in thousands except per share amounts)
Consolidated Statements of Operations Data:
Total Revenue	$1,925,668	$2,771,226	$2,994,244	$2,314,258	$2,017,643
Operating Expenses
Cost of sales	1,617,401	2,441,842	2,641,276	1,998,843	1,716,788
Selling, service and general and administrative	315,053	350,402	317,083	270,250	228,548
Depreciation and amortization	40,748	33,462	30,528	21,738	18,132
Restructuring	—	5,417	387	16,437	—

Total operating expenses	1,973,202	2,831,123	2,989,274	2,307,268	1,963,468

	(47,534)	(59,897)	4,970	6,990	54,175
Gains on issuance of stock by affiliates	—	—	175,662	3,782	5,772
Other income (loss), net	(41,332)	93,105	128,404	208,697	21,085
Interest income	12,339	18,097	4,839	2,742	2,474
Interest and financing expense	(30,134)	(41,897)	(41,807)	(29,720)	(22,359)

Income (Loss) Before Income Taxes, Minority Interest and Equity Income (Loss)	(106,661)	9,408	272,068	192,491	61,147
Income taxes	6,842	100,323	(66,514)	(61,424)	(14,336)
Minority interest	(3,334)	(2,213)	(8,936)	(47)	(25,727)
Equity income (loss)	(395,947)	(319,922)	(73,092)	(20,897)	417

Net Income (Loss)	$(499,100)	$(212,404)	$123,526	$110,123	$21,501

	Year Ended December 31,

	2001	2000	1999	1998	1997

		(in thousands except per share amounts)
Net Income (Loss) Per Share
Basic	$(4.26)	$(1.86)	$1.22	$1.15	$0.23
Diluted	$(4.27)	$(1.87)	$1.16	$1.07	$0.22
Weighted Average Shares Outstanding
Basic	117,290	114,068	101,134	95,499	93,747
Diluted	117,290	114,068	110,910	104,742	95,988

      No cash dividends have been declared in any of the years presented, and we have no present intention to declare cash dividends.

      Certain prior year amounts have been reclassified to conform to the current year presentation. In accordance with EITF Topic No. D-103, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred”, we reclassified out-of-pocket expenses reimbursed by clients as Revenue and reported the related costs in General and Administrative Expense in the Consolidated Statements of Operations. This reclassification had no effect on net income or loss.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain risks, uncertainties and other factors that could cause actual results to be materially different than those contemplated by these statements. These risks and uncertainties include the factors described elsewhere in this report and in our filings with the SEC. We do not assume any obligation to update any forward-looking statements or other information contained in this Annual Report.

      Although we refer in this report to the companies in which we have acquired an equity ownership interest as our “partner companies” and that we indicate that we have a “partnership” with these companies, we are not a “partner” in a legal sense, and do not act as an agent or legal representative for any of our partner companies, we do not have the power or authority to legally bind any of our partner companies and we do not have the types of liabilities in relation to our partner companies that a general partner of a partnership would have.

      Certain amounts for prior periods in the Consolidated Financial Statements, and in the discussion below, have been reclassified to conform with current period presentations.

General

      We are an operating company that seeks to create long-term value by acquiring technology-related companies that we develop by providing superior operational and management support. We also develop and operate emerging technology companies through our extensive network of partner companies and private equity funds (collectively, affiliates). We provide the resources to address the challenges facing our partner companies and enable these companies to capitalize on their potential opportunities. These resources include capital, management and operational expertise. We believe that our experience in developing and operating technology companies enables us to identify and attract companies with the greatest potential for success and to assist these companies to become market leaders and create value for us.

      During 2001 and 2000, we focused primarily on early-stage, technology companies in software, communications and e-Services in the “time-to-market” stage of development. Time-to-market is the process of getting from an idea to a commercially viable product, and involves the conception and development of a technology or product. Beginning in 2002, we are shifting our strategic focus. See “Shift in Strategic Focus.”

      We participate in managing 12 private equity funds which are located on our corporate campus. In addition, we are a limited partner in seven other private equity funds. Collectively, these 19 funds have over $4 billion of committed capital. The private equity funds help us to provide operational and management support to our partner companies. The private equity funds also provide acquisition syndication opportunities, increase our capital base, facilitate strategic partner development and increase our geographic penetration. The personal relationships and expertise of the professionals employed by these funds are important resources for developing and evaluating acquisition opportunities. We frequently refer opportunities that may not fit our operating strategy to an appropriate fund.

      Our operations are classified into three operating segments: i) General Safeguard Operations; ii) Partner Company Operations; and iii) CompuCom Operations.

      Because we acquire significant interests in technology-related companies, many of which generate net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While some of our affiliates have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period to period due, in part, to one-time transactions and other events incidental to our ownership interests in and advances to affiliates. These transactions and events include dispositions of, and changes to, our affiliate ownership interests and impairment charges. We do not know if we will report net income in any period.

Critical Accounting Policies

      The Securities and Exchange Commission (SEC) recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other matters, liquidity, off-balance sheet arrangements and contractual obligations and commercial commitments. Our significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Note 1 of the Notes to Consolidated Financial Statements. The following is a listing of our critical accounting policies and a brief discussion of each:

•	Principles of accounting for ownership interests in affiliates

•	Recoverability of goodwill and other intangible assets, net

•	Recoverability of ownership interests in and advances to affiliates

•	Derivative financial instruments

•	Income taxes

•	Revenue recognition

•	Allowance for doubtful accounts

•	Commitments and contingencies

Principles of Accounting for Ownership Interests in Affiliates

      The various interests that we acquire in our partner companies and private equity funds are accounted for under three methods: consolidation, equity and cost. The applicable accounting method is generally determined based on our voting interest in the entity.

      Our Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which we directly or indirectly own more than 50% of the outstanding voting securities. If this majority voting ownership is likely to be temporary, we account for the company under the equity method. Under the consolidation method, a partner company’s results of operations are included within our Consolidated Statements of Operations. Participation of other partner company shareholders in the income or losses of a consolidated partner company is reflected in Minority Interest in our Consolidated Statements of Operations.

Minority interest adjusts our consolidated net income (loss) to reflect only our share of the earnings or losses of the consolidated partner company.

      Partner companies and private equity funds whose results we do not consolidate, but over whom we exercise significant influence, or for whom majority voting ownership is likely to be temporary, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a partner company depends on an evaluation of several factors including, among others, our representation on the partner company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the partner company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the partner company. We also account for our interests in some private equity funds under the equity method of accounting, based on our respective general and limited partner interests. Under the equity method of accounting, a partner company’s results of operations are not reflected within our Consolidated Statements of Operations; however, our share of the income or losses of the partner company is reflected in Equity Income (Loss) in our Consolidated Statements of Operations. We are required to recognize our share of losses to the extent we have a cost basis in the investee or outstanding commitments or guarantees. The share of income or losses is generally based upon our voting ownership of the partner company’s securities, which may be different from the percentage of the economic ownership of the partner company held by us.

      The effect of an affiliate’s net results of operations on our results of operations is the same under either the consolidation method of accounting or the equity method of accounting, because under each of these methods only our share of the income or losses of an affiliate is reflected in our net results of operations in the Consolidated Statements of Operations.

      Partner companies and private equity funds that we do not account for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under the cost method, the Company’s share of the income or losses of such entities is not included in the Consolidated Statements of Operations. However, the effect of the change in market value of cost method holdings classified as trading securities is reflected in our results of operations during each reporting period.

Recoverability of Goodwill and Other Intangible Assets, Net

      We periodically assess the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important which could trigger an impairment review include significant underperformace relative to historical or expected future operating results, significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in its stock price for a sustained period.

      If we determine that the carrying value of identifiable goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we assess the recoverability of the intangibles by determining whether the carrying value of the goodwill and other intangible assets can be recovered through undiscounted future operating cash flow from the related business activities (including possible proceeds from a sale of the business). The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average borrowing rate. Net goodwill and other intangible assets amounted to approximately $171 million as of December 31, 2001.

      In 2002, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) becomes effective, and as a result, we will cease to amortize goodwill at January 1, 2002. We recorded approximately $19 million of goodwill and intangible assets amortization related to consolidated entities during 2001. In lieu of amortization, we are required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. SFAS 142 will require us to test goodwill for impairment at a level referred to as a reporting unit. If the fair value of the reporting unit is less than its carrying amount, the goodwill is considered potentially impaired and a loss is recognized if its carrying value exceeds its implied fair value. To determine fair value, we may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples. As an overall check on the reasonableness of the fair values attributed to our reporting units, we will consider comparing and contrasting the aggregate fair values for all reporting units with our average total market capitalization for a reasonable period of time. However, SFAS 142 states that the fair value may exceed market capitalization due to factors such as control premiums and synergies. We are required to complete the initial impairment review during the first half of 2002. Any transitional impairment loss, which could be significant, will be recognized as the cumulative effect of a change in accounting principle in our Consolidated Statements of Operations as of January 1, 2002.

Recoverability of Ownership Interests In and Advances to Affiliates

      On a continuous basis, but no less frequently than at the end of each quarterly reporting period, we evaluate the carrying value of our ownership interests in and advances to each of our affiliates for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest in and advances to each affiliate relative to its carrying value, the financial condition and prospects of the affiliate and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as the hiring of key employees or the establishment of strategic relationships. We then determine whether there has been an other than temporary decline in the carrying value of the affiliate. Impairment charges are determined by comparing the estimated fair value of a partner company with the carrying value. The fair value of our ownership interests in and advances to privately held partner companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies, or the value negotiated with the partner company’s founders. The fair value of our ownership interests in private equity funds is generally determined based on the value of our pro rata portion of the funds’ net assets.

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

Derivative Financial Instruments

      In 1999, we entered into two forward sale contracts related to our holdings in Tellabs common stock to mitigate our market exposure and generate cash. The forward sale contracts are considered derivative financial instruments that have been designated as fair value hedging instruments under SFAS 133. Our objective relative to the use of these hedging instruments is to limit our exposure to price fluctuations in the underlying equity securities. The hedging of the Tellabs common stock was part of our overall risk management strategy, which includes the preservation of cash and the value of securities used to fund ongoing operations and future acquisition opportunities. Changes in the value of the hedge instrument are substantially offset by changes in the value of the underlying securities. In accordance with SFAS 133, we recognize the derivatives at fair value on the Consolidated Balance Sheets, and the corresponding gains or losses in the Consolidated Statements of Operations.

     Income Taxes

      We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that we believe recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance in a period, we must include an expense within the tax provision in the Consolidated Statements of Operations. We have recorded a valuation allowance to reduce our deferred tax asset to an amount that is more likely than not to be realized in future years.

     Revenue Recognition

      Our revenues are the combination of the revenues of all of our consolidated affiliates. We derive revenue from two primary sources: (i) sale of products, both merchandise and software licenses; and (ii) services, which includes consulting services, including the implementation of software license products, and software maintenance. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

      Of our total product revenue, 99% is derived from our majority-owned subsidiary, CompuCom. Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is probable. Generally for product sales, these criteria are met at the time of delivery to a common carrier. Provision is made at the time the related revenue is recognized for estimated product returns, which historically have been immaterial. When evaluating the adequacy of provisions for sales returns, historical returns, current economic trends and changes in customer demand are analyzed. Determination of whether the fee is fixed and determinable is based on the payment terms associated with the transaction. If a significant portion of a fee is due after the normal payment terms, which are generally 30 days from invoice date, revenue is recognized as the fees become due. Collectibility is assessed based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. Revenue is deferred if collection of the fee is not reasonably assured; revenue is then recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash. For all sales, a binding purchase order or signed sales agreement as evidence of an arrangement is used.

      Services revenue is primarily billed based on hourly rates and recognized as services are performed or ratably over the contract term.

     Allowance for Doubtful Accounts

      Our allowance for doubtful accounts relate to trade and vendor accounts receivable, primarily at CompuCom. CompuCom represents 85% of our accounts receivable balance before allowances for doubtful accounts. Note 23 of the Notes to Consolidated Financial Statements summarizes the activity in these accounts. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. We specifically analyze trade and vendor receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends, changes in customer payment terms and the complexities of vendor-mandated program requirements, when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of customers or vendors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that we would be able to realize more of our receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

     Commitments and Contingencies

      From time to time, we are a defendant or plaintiff in various legal actions, which arise in the normal course of business. We are also a guarantor of various third-party obligations and commitments, and subject to the possibility of various loss contingencies arising in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these contingencies, if any, which would be charged to earnings, is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in required reserves could increase or decrease our earnings in the period the changes are made.

Basis of Presentation

      Consolidation. The Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which we directly or indirectly own more than 50% of the outstanding voting securities. The Company’s wholly owned subsidiaries include aligne incorporated, K Consultants, Inc. (since its acquisition in August 2000) and Palarco, Inc. (since its acquisition in January 2001). Our Consolidated Financial Statements also include the following majority-owned subsidiaries:

Year Ended December 31, 2001

Agari Mediaware (since October 2001)	Pacific Title and Arts Studio (since August 2001)
CompuCom Systems	SOTAS
Aptas (formerly Nextron Communications) (since October 2001)	Tangram Enterprise Solutions

Year Ended December 31, 2000

CompuCom Systems	Tangram Enterprise Solutions
SOTAS	Arista Knowledge Systems (through July 2000)

Year Ended December 31, 1999

Arista Knowledge Systems	SOTAS (since June 1999)
CompuCom Systems	Tangram Enterprise Solutions

      Equity Method. Our partner companies accounted for under the equity method of accounting included:

		Voting Ownership
	Partner
	Company	December 31,	December 31,
	Since	2001	2000

Publicly Traded:
Cambridge Technology Partners(a)	1991	N/A	17%
ChromaVision Medical Systems	1996	27%	30%
DocuCorp International	1995	20%	18%
eMerge Interactive	1997	16%	17%
Internet Capital Group	1996	14%	14%
LifeFX	1996	44%	12%
OAO Technology Solutions(a)	1996	N/A	31%
Sanchez Computer Associates	1986	24%	25%
USDATA Corporation	1994	32%	40%

Privately Held:
AgWeb.com(a)	2000	N/A	43%
Atlas Commerce(a)	2000	N/A	35%
Buystream(a)	2000	N/A	31%
Data Center Direct(a)	2000	N/A	76%
eonDigital(a)	2000	N/A	11%
iMedium	1999	43%	31%
Kanbay	1998	30%	30%
Mantas	2001	35%	N/A
Mi8(a)	2000	N/A	27%
NexTone Communications	2000	37%	38%
Aptas (formerly Nextron Communications)(b)	1995	N/A	54%
Persona	1999	30%	30%
Presideo(a)	1998	N/A	41%
QuestOne Decision Sciences	1997	31%	31%
REALTIME Media(c)	1999	N/A	43%
Redleaf Group	1999	(d)	30%
TechSpace	2000	42%	45%
ThinAirApps(a)	2000	N/A	34%
WebTelecom(a)	2000	N/A	53%
Wireless OnLine	2000	42%	43%

(a)	The Company sold or liquidated its holdings in 2001.

(b)	Aptas is accounted for as a consolidated company at December 31, 2001.

(c)	Accounted for under the cost method at December 31, 2001.

(d)	Redleaf converted to a private equity fund during 2001. We continue to own a 31% interest.

      We have representation on the boards of directors of these partner companies. Although we own less than 20% of the voting stock of some of these companies, we believe we have the ability to exercise significant influence based on our representation on each company’s board of directors and other factors. We owned greater than 50% of the voting stock of some of these companies; however, we believed majority voting ownership was temporary. In addition to our holdings in equity and debt securities, we also periodically make advances to our affiliates in the form of promissory notes. The carrying value of advances to affiliates totaled $0.3 million and $7.3 million at December 31, 2001 and 2000.

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

Effect of Various Accounting Methods on the Presentation of our Consolidated Financial Statements

      The presentation of our financial statements may differ from period to period primarily due to the applicable accounting method used for recognizing our equity interests in the operating results of an affiliate. For example, the presentation of our financial statements is significantly influenced by the consolidated results of operations of CompuCom, which we consolidate based on our 60% voting interest.

      To understand our net results of operations and financial position without the effect of consolidating our consolidated partner companies, please refer to Note 19 to our Consolidated Financial Statements, which summarizes our parent company statements of operations and balance sheets and presents consolidated partner companies as if they were accounted for under the equity method of accounting. Our share of the income or losses of the consolidated partner companies is included in Equity Income (Loss) in the Parent Company Statements of Operations. The carrying value of these companies is included in Ownership Interests In and Advances to Affiliates on the Parent Company Balance Sheets.

      Although the parent company statements of operations and balance sheets presented in Note 19 reflect our historical results, they are not necessarily indicative of future parent company balance sheets and statements of operations.

Net Results of Operations

      The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, segment results reported exclude the effect of transactions between us and our subsidiaries.

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Summary of Consolidated Net Income (Loss)
General Safeguard Operations	$(111,420)	$58,883	$173,006
Partner Company Operations	(391,083)	(274,260)	(57,192)
CompuCom Operations	3,403	2,973	7,712

	$(499,100)	$(212,404)	$123,526

Net Results of Operations — General Safeguard Operations

      General Safeguard Operations includes the expenses of providing strategic and operational support to our affiliates, and also includes the effect of certain private equity funds that we account for under the equity method. General Safeguard Operations also includes the effect of transactions and other events incidental to our ownership interests in our affiliates and our operations in general, including sales of public and private partner companies and private equity funds, gains or losses on public holdings classified as trading securities and impairment charges on affiliates accounted for under the cost method.

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
General Safeguard Operations
Other revenue	$27,063	$22,299	$13,912
Operating expenses
General and administrative	69,133	88,042	43,429
Depreciation and amortization	2,540	2,178	1,664

Total operating expenses	71,673	90,220	45,093

	(44,610)	(67,921)	(31,181)
Gains on issuance of stock by affiliates	—	—	175,662
Other income (loss), net	(41,332)	92,115	128,404
Interest and financing expense, net	(13,835)	(6,949)	(13,443)

Income (loss) before income taxes and equity income	(99,777)	17,245	259,442
Income taxes	2,157	(35,270)	(87,018)
Equity income (loss)	(13,800)	76,908	582

Net Income (Loss) from General Safeguard Operations	$(111,420)	$58,883	$173,006

      Revenue. Revenue consists primarily of management fees charged to private equity funds for operational and management services. Revenue increased $4.8 million for the year ended December 31, 2001, compared to 2000, and increased $8.4 million for the year ended December 31, 2000 compared to 1999. These increases were related to additional management fees charged to private equity funds as a result of the formation of additional private equity funds during 2000.

      General and Administrative. Our general and administrative expenses consist primarily of employee compensation, outside services such as legal, accounting and consulting, and travel-related costs. For the years ended December 31, 2001, 2000 and 1999, general and administrative expenses related to the private equity funds were $26.6 million, $17.7 million and $16.9 million. This increase was related to increased costs, primarily related to headcount increases, as a result of the formation of additional private equity funds during 2000. General and administrative expenses also included $12.6 million of non-cash charges in 2000 related to a stock grant, acceleration of options as part of severance packages and stock options granted to non-employee consultants. Excluding these expenses, general and administrative expenses were $42.5 million in 2001 and $57.7 million in 2000. The decrease of $15.2 million is primarily the result of certain cost reduction efforts undertaken in the fourth quarter of 2000 and during 2001, including a reduction in employee compensation and travel-related costs as a result of a reduction in headcount, and the reduction in the use of outside consulting services, partially offset by $5.5 million of expense related to a compensation arrangement with the our former Chairman and CEO. Excluding expenses related to the funds and the 2000 non-cash charges, general and administrative expenses were $57.7 million in 2000 versus $26.5 million in 1999. The increase of $31.2 million was the result of increased headcount and professional fees in 2000 to support the increased acquisition activity in 2000 and to support our operations and the operations of our partner companies.

      Gains on Issuance of Stock by Affiliates. These gains represent gains on the issuance of stock by our affiliates to reflect the change in our share of the net equity of these companies. For the year ended December 31, 1999, we recognized $173 million of gains related to the issuance by Internet Capital Group of 31 million shares of its common stock in its initial public offering in August 1999, seven million shares of its common stock in a follow-on public offering in December 1999 and three million shares in private placements and acquisitions completed in the fourth quarter of 1999. This pretax gain represents the increase in our share of Internet Capital Group’s net equity as a result of its stock issuances. In 1999, we recorded gains on stock issued by other affiliates as a result of stock option exercises. No gains were recognized on the issuances of stock by our affiliates in 2001 or 2000 as we had the intent and ability to complete subsequent capital transactions, including purchases in the open market, that may impact the ultimate realization of the gain.

      Other Income (Loss), Net. Other income (loss), net, for the General Safeguard Operations segment consisted of the following:

	Year Ended December 31,

	2001	2000	1999

		(in
		thousands)
Gain on sale of public holdings, net	$226	$60,615	$64,936
Gain on sale of private partner companies, net	20,534	55,658	4,532
Unrealized loss on Tellabs and related forward sale contracts, net	(11,674)	—	—
Unrealized gain (loss) on trading securities, net	(149)	(5,025)	78,163
Impairment charges	(50,269)	(23,958)	(16,407)
Other	—	4,825	(2,820)

	$(41,332)	$92,115	$128,404

      During 2001, we sold shares of public holdings including Novell (received as a result of Novell’s acquisition of Cambridge Technology Partners), OAO Technology Solutions and Brandywine Realty Trust for aggregate net cash proceeds of $63.1 million and recorded gains of $0.2 million. During 2000, we sold shares of public holdings, including Diamond Technology Partners and eMerge Interactive (in its IPO), for aggregate net proceeds of $91.3 million and recorded net gains of $60.6 million. During 1999, we sold shares of public holdings, including Diamond Technology Partners, and Internet Capital Group and Pac-West Telecomm (in their IPOs), for aggregate net proceeds of $75.9 million and recorded gains of $64.9 million.

      During 2001, we sold or liquidated several of our holdings in private partner companies. We exchanged all of our holdings in ThinAirApps and Atlas Commerce for shares of Palm and VerticalNet, respectively. We received shares of Palm valued at $12.1 million and shares of VerticalNet valued at $15.3 million and a $1.8 million note receivable which was paid in January 2002. We recorded an aggregate gain of $17.9 million on these transactions. We also sold or liquidated several other partner companies, including AgWeb, Buystream, fob, Mi8 and TechSpace Ventures, and sold all or a portion of our interests in two private equity funds. The aggregate net proceeds of these transactions were $48.6 million, and we recorded gains of $2.6 million. During 2000, we sold several of our holdings in private partner companies, including Arista Learning Systems, Extant Communications and Multigen. The aggregate net proceeds, including cash, stock and proceeds from the subsequent sales of stock received in the transactions, totaled $66.1 million, including $6.0 million held in escrow, $3 million of which was collected in 2001. We recorded net gains of $55.7 million on the sale of private partner companies in 2000.

      We implemented SFAS 133 effective January 1, 2001. The net loss recognized during the year ended December 31, 2001 on the Tellabs forward sale contracts was $11.7 million, including a $128.5 million gain on the change in fair value of the hedging contract, reduced by a $140.2 million loss on the change in fair value of the Tellabs holdings. In March and August 2002, we will settle the Tellabs forward sales contracts by delivering all of our shares of Tellabs. In 2002, we will record a net gain on the settlement of this transaction of approximately $2 million.

      We recorded impairment charges for certain holdings accounted for under the cost method determined to have experienced an other than temporary decline in value in accordance with our existing policy regarding impairment of ling-lived assets (see “Recoverability of Ownership Interests In and Advances to Affiliates” under the “Critical Accounting Policies”).

      Interest and Financing Expense, Net. Interest and financing expense was $13.8 million for the year ended December 31, 2001 compared to $6.9 million in 2000 and $13.4 million in 1999. The increased expense in 2001 is due to lower average invested cash balances and lower interest rates earned on invested balances. The increase in 2001 is also the result of higher financing costs incurred during the year. The decrease in 2000 was the result of increased interest income earned in 2000 from funds raised from the sale of our common stock, partially offset by increased interest expense as a result of our subordinated notes issued in June 1999 and the accretion of the obligation and amortization of the cost of the two forward sale contracts on our Tellabs holdings entered into in March and August of 1999. In March and August of 2002, we will settle the liabilities related to the hedge of our Tellabs holdings by delivering Tellabs shares.

      Equity Income (Loss). Equity loss for the year ended December 31, 2001 primarily reflects impairment charges of $11 million related to our holdings in private equity funds. Equity income for the year ended December 31, 2000 resulted from significant realized gains generated from the private equity funds.

      Income Taxes. Our consolidated income tax benefit recorded for the year ended December 31, 2001, was $6.8 million, net of recorded valuation allowance of $165.6 million. Income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 35% to pre-tax loss primarily as a result of non-deductible goodwill amortization and valuation allowances recognized on deferred tax assets We have recorded a valuation allowance to reduce our deferred tax asset to an amount that is more likely than not to be realized in future years. Our consolidated effective tax rate decreased to 32.1% in 2000 compared to 35% for 1999. This rate differs from the federal statutory rate due to non-deductible goodwill amortization.

Net Results of Operations — Partner Company Operations

      Partner Company Operations reflects the operations of all of our partner companies accounted for under either the consolidation or the equity method other than CompuCom (included in CompuCom Operations).

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Partner Company Operations
Revenue
Product sales	$19,432	$18,466	$13,156
Service sales	63,684	19,824	14,912

	83,116	38,290	28,068
Operating expenses
Cost of sales — product	3,428	4,415	1,893
Cost of sales — service	42,466	11,931	6,189
Selling and service	24,318	16,169	8,873
General and administrative	15,216	12,969	14,173
Depreciation and amortization	14,099	8,182	5,497

Total operating expenses	99,527	53,666	36,625

	(16,411)	(15,376)	(8,557)
Interest and financing expense, net	(652)	(1,573)	(330)

Loss before income taxes, minority interest and equity loss	(17,063)	(16,949)	(8,887)
Income taxes	7,570	138,546	25,435
Minority interest	557	973	(66)
Equity loss	(382,147)	(396,830)	(73,674)

Net Loss from Partner Company Operations	$(391,083)	$(274,260)	$(57,192)

      Revenue. Revenue consists of charges for consulting services by our wholly owned subsidiaries, aligne, and K Consultants and Palarco subsequent to their acquisitions in August 2000 and January 2001. Revenue also includes sales by Tangram, SOTAS subsequent to its acquisition in 1999 and Pacific Title, Agari and Aptas subsequent to consolidating their results in 2001. Revenue increased $44.8 million for the year ended December 31, 2001 compared to the prior year period. Of this increase, $31.8 million was attributable to our wholly owned consulting service companies, primarily as a result of the ongoing operations of Palarco subsequent to its acquisition in 2001. An additional $12.0 million of the increase relates to the operations of Pacific Title subsequent to consolidating its results. The increase in revenue in 2000 was primarily the result of the ongoing operations of K Consultants subsequent to its acquisition in 2000 and increased revenue at SOTAS, partially offset by a reduction in revenue at Tangram.

      Operating Expenses. Operating expenses increased $45.9 million for the year ended December 31, 2001 compared to the prior year period. Of this increase, $26.9 million was attributable to our wholly owned consulting service companies, primarily as a result of the ongoing operations of Palarco subsequent to its acquisition in 2001. An additional $10.8 million of the increase relates to the operations of Pacific Title subsequent to consolidating its results. The increase in operating expenses in 2000 compared to 1999 was due to ongoing operations of K Consultants subsequent to its acquisition in 2000 and increased operating costs at SOTAS to support its growth.

      Equity Loss. A significant portion of our net results of operations is derived from companies in which we hold a significant minority ownership interest. Under the equity method of accounting, if we exercise significant influence over a partner company, we record our share of the income or losses of that partner company in our Consolidated Statements of Operations. We are required to recognize our share of losses to the extent we have a cost basis in the investee or outstanding commitments or guarantees. The share of income or losses is generally based upon our voting ownership of the partner company’s securities.

      Equity loss fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies, the amortization of goodwill related to newly acquired equity method companies and the net results of operations of these companies. Equity loss also includes impairment charges when management determines there has been an other than temporary decline in the carrying value of its ownership interest relative to the fair value of its ownership interest. Equity loss consisted of the following:

	Year Ended December 31,

	2001	2000	1999

	(in thousands except number of companies)
Share of Internet Capital Group’s net loss	$(136,490)	$(89,062)	$(5,920)
Share of other affiliates results of operations	(145,964)	(151,299)	(45,521)
Impairment charges	(74,507)	(128,279)	(12,698)
Amortization of goodwill	(25,186)	(28,190)	(9,535)

	$(382,147)	$(396,830)	$(73,674)

Number of companies accounted for under the equity method	34	39	29

      As of March 31, 2001, as a result of recording our share of Internet Capital Group’s losses, our carrying value was reduced to $0. As a result, we no longer record our share of Internet Capital Group’s operating results in our Consolidated Statements of Operations.

      Our share of other affiliates results of operations was impacted by various one-time transactions and other events incidental to ownership of our partner companies. The reported results of operations of our partner companies included restructuring charges, impairment charges, equity-based compensation costs and additional selling, general and administrative, technology, operating and personnel costs as our partner companies continue their development and transition their business models.

      Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final.

      We recorded impairment charges for certain holdings accounted for under the equity method determined to have experienced an other than temporary decline in value in accordance with our existing policy regarding impairment of long-lived assets (see “Recoverability of Ownership Interests In and Advances to Affiliates” under the “Critical Accounting Policies”).

      Our carrying value for a partner company accounted for under the equity method includes the unamortized excess of the cost of our interest in the partner company over its equity in the underlying net assets determined at the date of acquisition. This excess is amortized on a straight-line basis generally over a 3 to 10 year period and is included in Equity Loss in the Consolidated Statements of Operations. In 2002, SFAS 142 will become effective, and, as a result, we will cease to amortize goodwill on January 1, 2002. We recorded approximately $25 million of goodwill and intangible assets amortization during 2001 related to equity method companies.

      Many of our equity method partner companies are technology-related companies with limited operating histories that have not generated significant revenues and have incurred substantial losses in 2001, 2000 and 1999. We expect these losses to continue in 2002. We expect to continue to acquire interests in more technology-related companies that may have operating losses when we acquire them and that we may account for under the equity method. Additionally, we expect certain of our existing partner companies to continue to invest in their products and services and to recognize operating losses related to those activities. As a result, equity losses could continue to be significant. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that we operate in a volatile business environment. This could result in additional material impairment charges in future periods.

Net Results of Operations — CompuCom Operations

      CompuCom Operations reflects the results of our majority-owned subsidiary, CompuCom.

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
CompuCom Operations
Revenue
Product sales	$1,533,567	$2,439,106	$2,648,342
Service sales	281,922	271,531	303,922

	1,815,489	2,710,637	2,952,264
Operating expenses
Cost of sales — product	1,389,417	2,253,209	2,432,175
Cost of sales — service	182,090	172,287	201,019
Selling and service	119,729	134,182	156,163
General and administrative	86,657	99,040	94,445
Depreciation and amortization	24,109	23,102	23,367
Restructuring	—	5,417	387

Total operating expenses	1,802,002	2,687,237	2,907,556

	13,487	23,400	44,708
Other income, net	—	990	—
Interest and financing expense, net	(3,308)	(15,278)	(23,195)

Income before income taxes and minority interest	10,179	9,112	21,513
Income taxes	(2,885)	(2,953)	(4,931)
Minority interest	(3,891)	(3,186)	(8,870)

Net Income from CompuCom Operations	$3,403	$2,973	$7,712

      In November 2001, CompuCom purchased certain assets and assumed certain liabilities associated with the application development division of E-Certify Corporation (ClientLink) for approximately $2 million in available cash and the surrender of such number of E-Certify Corporation’s common stock to decrease CompuCom’s percent ownership from 22% to 19% of outstanding shares. ClientLink provides high-end technical consulting, development, deployment and maintenance services. The ClientLink acquisition further expands the suite of CompuCom’s service offerings.

      In November 2001, CompuCom acquired Northern NEF, Inc. (NNEF) for approximately $15 million in available cash. NNEF is a Federal systems integrator and solutions provider, whose services include systems engineering, software development, integration, test and training as well as related program management support services to various defense and civilian agencies of the Federal and state governments and commercial accounts. The NNEF acquisition provides CompuCom with an entrance to the Federal marketplace and expands the capabilities NNEF can provide primarily to its Federal clients through CompuCom’s existing service offerings.

      In July 2001, CompuCom purchased certain assets and assumed certain liabilities of Excell Data Corporation (Excell) for approximately $27 million in available cash. The net assets acquired were used by Excell primarily in its business of high-end technical applications development, network infrastructure design and deployment and worldwide event technical planning and support. Essentially all of the Excell workforce, consisting of technical application developers, consultants and administrative personnel, were hired as part of the Excell acquisition. The purpose of the Excell acquisition is to expand the suite of CompuCom’s service offerings.

      In January 2001, CompuCom purchased certain assets of MicroAge Technology Services, L.L.C. (MTS) for approximately $79 million in available cash. The assets were purchased out of bankruptcy court and primarily consisted of trade accounts receivable as well as vendor accounts receivable and inventory. The purchased assets were used by MTS primarily in its business as a systems integrator of personal computer products. As part of the MTS acquisition, CompuCom also hired certain of MTS’s national sales force, technical service personnel and administrative personnel.

      In accordance with SFAS 141, CompuCom is not amortizing goodwill related to acquired businesses subsequent to June 30, 2001.

      Product Revenue. Product revenue, which is primarily derived from the sale of desktop, networking, storage and mobile computing products, as well as peripherals and software related products and licenses to corporate and government clients, decreased approximately 37.1% in 2001 compared to 2000 and decreased 7.9% in 2000 compared to 1999. The decrease in 2001 was primarily a result of both a decline in units sold and lower average selling prices. CompuCom believes this decrease can be primarily attributed to general economic conditions which has resulted in lower demand for personal computer products mainly from its Fortune 1000 client base. As a result of this economic slowdown, product purchases and IT projects are being delayed, downsized or cancelled. In addition, product revenue has been negatively impacted not only by certain clients electing to participate in certain manufacturers’ direct fulfillment programs, thereby fulfilling their product requirements directly from the manufacturer, but also from increased competition from other direct marketers. Partially offsetting the overall decrease in product revenue was incremental product revenue realized as a result of the MTS acquisition as well as an increase in software license revenue. In 2000, CompuCom believes product revenue was negatively impacted by manufacturer direct selling and fulfillment initiatives as well as lower product demand when compared to higher than normal spending by its clients in 1999 as part of their preparation for the Year 2000. These factors were partially offset by the positive impact of the May 1999 Entex Information Services acquisition.

      Service Revenue. Service revenue is primarily derived from application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing, configuration, asset tracking, software management, mobile computing services, IT consulting, network infrastructure and deployment, event technical planning and support services provided in support of certain manufacturers’ direct fulfillment initiatives. Service revenue reflects revenue generated by the actual performance of specific services and does not include product sales associated with service projects. Service revenue increased approximately 3.8% in 2001 compared to 2000, and decreased 10.7% in 2000 compared to 1999. CompuCom attributes the increase in 2001 to service revenue related to field engineering as a result of the MTS acquisition and the impact of the ongoing operations associated with the Excell acquisition. Partially offsetting these increases were declines in demand for services directly related to the sale of desktop, networking and mobile computing products, such as configuration and installation services, and IT consulting services. The decline in service revenue in 2000 was primarily due to lower demand for CompuCom’s consulting services, which is partially attributed to its clients’ Year 2000 concerns and higher spending on Year 2000 related projects that occurred in 1999 and not in 2000.

      Gross Margin. Product gross margin as a percentage of product revenue was 9.4%, 7.6% and 8.2% for the years ended December 31, 2001, 2000 and 1999. The increase in 2001 was primarily due to the decline in revenue generated by higher volume, lower margin clients. Also contributing was an increase, as a percentage of product revenue, in the amount of vendor volume incentives earned in 2001 as compared to 2000. Partially offsetting the overall increase in product gross margin percentage was the impact of the increase in software license revenue, which has a lower average gross margin than other product sales. The decrease in 2000 is primarily due to increased competition from direct marketers and other companies that sell personal computer products. Service gross margin as a percentage of service revenue was 35.4%, 36.5% and 33.9% for the years ended December 31, 2001, 2000 and 1999. The decrease in 2001 was primarily due to pricing pressure on CompuCom’s service offerings. In addition, service gross margin percentage realized on Excell revenue is lower relative to the collective gross margin percentage of CompuCom’s other service-related offerings. The increase in 2000 was due primarily to improvements in the management and utilization of service-related resources and a greater mix of services being performed that generally have a higher gross margin.

      Due to both the weak overall economic environment and competitive conditions, CompuCom expects to experience continued pressure on both revenue and gross margin, the result of which may be lower revenue and related gross margin when compared to the comparable prior year period or previous quarter.

      Selling and Service. Selling and service expenses were 6.6%, 5.0% and 5.3% of revenue for the years ended December 31, 2001, 2000 and 1999. CompuCom attributes the increase in 2001 to the decline in product revenue for the comparable periods and to the increase of costs associated with personnel and training, as well as investments in the service infrastructure associated with supporting the service business. CompuCom attributes the decrease in 2000 to its own cost reduction efforts and integration costs incurred in 1999 as part of the Entex acquisition.

      General and Administrative. General and administrative expenses decreased $12.4 million in 2001 and increased $4.6 million in 2000 compared to the prior year periods. The decrease in 2001 is reflective of CompuCom’s ongoing cost management efforts which include personnel-related costs, as well as certain infrastructure costs, primarily telecommunications expense.

      Depreciation and Amortization. Depreciation and amortization expense was $24.1 million, $23.1 million and $23.4 million for the years ended December 31, 2001, 2000 and 1999. The increase in 2001 is primarily due to depreciation related to capital expenditures for upgrades to CompuCom’s technology infrastructure, personal computer deployments to certain personnel, including those hired as part of the ongoing operations associated with the MTS acquisition and certain other capital investments associated with the ongoing operations associated with the MTS acquisition. Depreciation was relatively flat in 2000 compared to 1999. Reflected in depreciation and amortization expense was the impact of goodwill amortization related to the May 1999 Entex acquisition for the full year 2000. However, this impact was offset by additional goodwill amortization of $0.7 million recorded in 1999 related to the completion of the allocation of the purchase price of two 1998 acquisitions.

      Restructuring. In 2000, CompuCom implemented a restructuring plan designed to reduce its cost structure by closing and consolidating certain facilities and reducing its workforce. As a result, CompuCom recorded a restructuring charge of $5.2 million in the first quarter of 2000, primarily consisting of costs associated with the closing and consolidation of certain facilities as well as employee severance and benefits related to the reduction in workforce.

      Interest and Financing Expense, Net. Interest and financing expense, net was $3.3 million, $15.3 million and $23.2 million for the years ended December 31, 2001, 2000 and 1999. The decline in 2001 was primarily due to CompuCom’s improved management of working capital, as well as lower financing requirements due to the decline in product revenue. Also contributing to the decline was the effect of higher interest income generated from an increase in average available cash invested. The decline in 2000 is due to greater financing requirements in 1999 mainly due to the Entex acquisition, partially offset by an increase in CompuCom’s effective interest rate in 2000 to 8.2% as compared to 7.7% in 1999.

Shift in Strategic Focus

      In the past, we have focused on early-stage, technology companies in software, communications and e-Services in the “time-to-market” stage of development. Time-to-market is the process of getting from an idea to a commercially viable product, and involves the conception and development of a technology or product.

      We have shifted our strategy to build on three specific paths to value creation for our shareholders. We will first focus on acquiring and developing business and IT services companies where positive and recurring cash flow opportunities exist, as well as the potential for growth and operational improvement. Our goal in this sector is to become self-sustainable from internally generated cash flow. We will build on our base of existing companies in the business and IT services area and will seek to acquire controlling ownership in other service companies, which have the proper profile to allow us to leverage our operational and management expertise in order to maximize the companies’ cash generating potential. The second focus is to build software companies with compelling technology and market potential for growth in the “time-to-volume” stage of development. Time-to-volume is the process of taking a commercially viable product and building a viable company with distribution channels, a sales and marketing organization and a corporate infrastructure that has the capability to grow rapidly and achieve market success. Our focus in software will be to provide capital, operating leadership and post-acquisition involvement to build the go-to-market model, and enhance the likelihood of success of these companies. Our third focus is to continue to support entrepreneurs in creating new technologies and applications by acquiring interests in their companies. Our goal in this area is to continue to allow our shareholders and us to participate in the rewards of value creation inherent in technology innovation. Although this strategy represents a shift in focus for us, the goal of providing long-term shareholder value through operating and managing promising companies to realize their full potential remains the same.

      We expect business and IT service companies to provide the operating cash flow for us, existing and to-be-acquired software companies to provide growth and value generation and emerging technologies to allow our shareholders to participate in entrepreneurial new technologies. Our strategy is to create long-term value as an operating company that focuses on technology-related asset acquisitions. These assets will be developed through superior operations and management.

Liquidity And Capital Resources

      We have funded our operations with proceeds from the issuance of equity securities and convertible notes, proceeds from forward sale contracts, proceeds from sales of affiliates, distributions from private equity funds and operating cash flow from our wholly owned business and IT service companies. Our ability to raise proceeds could be adversely affected by market declines and other factors.

      Proceeds from sales of and distributions from affiliates were $121 million in 2001, $173 million in 2000 (excluding CompuCom’s sale of equity securities which generated proceeds of $3 million) and $138 million in 1999.

      In November 2001, we entered into a new credit agreement to provide for the issuances of letters of credit up to $10 million. We occasionally use letters of credit to provide transactional support to our partner companies. Outstanding letters of credit under the agreement must be cash secured. The new credit facility is subject to an unused commitment fee of 0.25% per annum payable quarterly, subject to reduction based on deposits maintained at the bank. As of December 31, 2001, a letter of credit totaling $3.0 million was outstanding. In March 2002, we entered into a commitment for a new $25 million revolving credit facility, although there can be no assurance that we will be able to complete this agreement. This facility will provide us additional flexibility to implement our strategy and support our partner companies.

      In 1999, in order to mitigate our market exposure and generate cash, we entered into two forward sale contracts related to 3.4 million shares of our holdings in Tellabs common stock. We pledged these shares of Tellabs under contracts that expire in March and August 2002 and, in return, received approximately $139 million of cash. At maturity, we are required to deliver cash or Tellabs stock with a value determined by the stock price of Tellabs at maturity. The number of Tellabs shares to be delivered at maturity will range between 2.7 million to 3.4 million depending on the price of Tellabs stock at that date. In March 2002, we settled $89 million of the liability entered into in connection with our first hedge of our Tellabs holdings by delivering 2.0 million shares of Tellabs. We currently intend to settle the remaining liability of $83 million in August 2002 by delivering the remaining 1.4 million shares. As a result of these transactions, total current assets will be reduced by $176 million and total current liabilities will be reduced by $172 million in 2002.

      Our cash and cash equivalents at December 31, 2001 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for at least the next twelve months, including commitments to our existing affiliates, our current operating plan to acquire interests in new affiliates and our general corporate requirements.

      In October 2000, we guaranteed a $35 million loan to our former Chairman and CEO, Mr. Musser, in connection with margin loan arrangements. In May 2001, we consummated a definitive agreement with Mr. Musser under which we loaned him $26.5 million to repay in full his margin loans, which were guaranteed by us and to pay certain tax obligations and expenses. As a result of the repayment of these margin loans, our $35 million guarantee was extinguished. The loan bears interest at an annual rate of 7% and is payable on demand at any time after January 1, 2003. Mr. Musser granted us security interests in securities and real estate as collateral. Until April 30, 2006, we will have recourse only against the collateral. After April 30, 2006, we will have recourse against Mr. Musser personally, except with respect to certain ongoing compensation to be received by Mr. Musser. We have the right to sell the collateral at any time and apply the net after-tax proceeds from the sales of collateral against amounts outstanding on the loan. The outstanding balance of the loan at December 31, 2001 was approximately $25.0 million. Proceeds received from dispositions of the collateral may not be sufficient to repay the loan in full.

      At December 31, 2001 we were contingently obligated for $9 million of guarantee commitments. Additionally, we have committed capital of approximately $80 million, including commitments made in prior years to various affiliates, to be funded over the next several years, including approximately $26 million which is expected to be funded in the next twelve months. Of the total commitments, $8 million will be funded upon the achievement of certain milestones.

Compucom’s Financing Arrangements

      CompuCom maintains separate, independent financing arrangements, which are non-recourse to us and are secured by certain assets of CompuCom. During recent years, CompuCom has utilized bank financing arrangements and internally generated funds to fund its cash requirements.

      At December 31, 2001, CompuCom has a $50 million working capital facility and a $125 million receivables securitization facility. The working capital facility, which matures in May 2002, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects to renew the working capital facility no later than its expiration in May 2002. Availability under the facility is subject to a borrowing base calculation. As of December 31, 2001, availability under the working capital facility was approximately $50 million, and there were no amounts outstanding. The securitization facility’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable to a consolidated, wholly owned special purpose subsidiary (SPS). The SPS has sold and, subject to certain conditions, may from time to time sell an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. CompuCom records these transactions as sales of accounts receivable. These sales are reflected as reductions of accounts receivable on the consolidated balance sheets and are included in net cash provided by operating activities on the Consolidated Statements of Cash Flows. Amounts

outstanding as sold receivables as of December 31, 2001 consisted of two certificates totaling $74 million, one certificate for $24 million with an April 2002 maturity date and one certificate for $50 million with an October 2003 maturity date. CompuCom expects the agreement relative to the $24 million certificate to be renewed no later than its expiration in April 2002. Both facilities are subject to CompuCom’s compliance with selected financial covenants and ratios. At December 31, 2001, CompuCom was in compliance with their covenants.

      CompuCom’s liquidity continues to be negatively impacted by the dollar volume of certain manufacturers’ rebate programs, though significant improvement was realized in 2001. Under these programs, CompuCom is required to pay a higher initial amount for product and claim a rebate from the manufacturer to reduce the final cost. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom’s initial cost for the product is often higher than the sales price CompuCom can obtain from its customers. These programs have been at times a material factor in CompuCom’s financing needs. As of December 31, 2001, CompuCom was owed approximately $14 million under these vendor rebate programs.

      CompuCom’s ability to make distributions to its shareholders is limited by restrictions in CompuCom’s financing agreements and CompuCom’s working capital needs. We do not consider CompuCom’s liquidity to be a source of liquidity to us.

Consolidated Working Capital

      Consolidated working capital increased to $349 million at December 31, 2001 compared to $314 million at December 31, 2000. This increase is due to an $87 million increase in cash and cash equivalents, short-term investments and restricted cash primarily at CompuCom. This increase is also due to a $48 million increase in income tax receivable as a result of our tax losses in 2001, and an increase in trading securities resulting from shares of Palm and VerticalNet we received from the sales of ThinAirApps and Atlas. These increases were partially offset by an $89 million decrease in receivables as a result of decline in revenue, particularly in the fourth quarter of 2001 compared to the fourth quarter of 2000, and is net of the $76 million reduction in utilization of CompuCom’s securitization facility. The increases were also partially offset by a $46 million decrease in inventories primarily due to lower demand as well as CompuCom’s ongoing efforts to minimize risk associated with suppliers price protection and returns programs by maintaining lower inventory levels.

Analysis of Cash Flows

      Cash provided by operating activities increased in 2001 compared to 2000 due to the collection of accounts receivable acquired in the 2001 acquisitions and decreases in accounts receivable (excluding the effects of acquisitions). The decrease in receivables resulted primarily from the decline in revenue, particularly in the fourth quarter of 2001 as compared to the fourth quarter of 2000, and is net of a $76 million reduction in the utilization of CompuCom’s securitization facility.

      Cash used in investing activities primarily reflects the acquisition of ownership interests in and advances to affiliates and acquisitions by our subsidiaries, partially offset by proceeds from sales of affiliates and changes in restricted cash and short-term investments. The decrease in cash used in investing activities in 2001 reflects the decreased acquisition activity during 2001 and reduced proceeds from sales of affiliates, partially offset by a decrease in short-term investments and restricted cash.

      From January 1, 2002 through March 20, 2002, we funded $7 million of commitments made prior to December 31, 2001. Additionally, from January 1, 2002 through March 20, 2002, we committed $9 million and funded $6 million to acquire ownership interests in or make advances to affiliates.

      In 2002, related to the filing of our 2001 consolidated tax return, we will request a federal tax refund of approximately $63 million. We expect to receive this refund in 2002.

      Our general operations are not capital intensive, and capital expenditures in any year normally will not be significant in relation to our overall financial position. There were no material capital asset purchase commitments at December 31, 2001.

Contractual Cash Obligations and Other Commercial Commitments

      The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2001, by period due or expiration of the commitment.

		Payments Due by Period

			2003 and	2005 and	Due after
	Total	2002	2004	2006	2006

	(in millions)
Contractual Cash Obligations
Long-term debt and capital lease obligations	$27.9	$7.8	$4.5	$1.0	$14.6
Convertible subordinated notes(a)	200.0	—	—	200.0	—
Operating leases	96.3	15.6	20.8	10.2	49.7
Funding commitments(b)	79.6	25.9	33.4	13.3	7.0
Other long-term obligations(c)	6.8	1.6	0.9	1.0	3.3

Total Contractual Cash Obligations	$410.6	$50.9	$59.6	$225.5	$74.6

		Amount of Commitment Expiration Per
		Period
	Total
	Amounts		2003 and	2005 and	Due after
	Committed	2002	2004	2006	2006

	(in millions)
Other Commitments
Standby Letters of Credit(d)	$3.0	$3.0	$—	$—	$—
Guarantees(e)	9.1	5.4	—	—	3.7

Total Other Commitments	$12.1	$8.4	$—	$—	$3.7

(a)	The notes are due on June 15, 2006 and are redeemable in whole or in part at our option on or after June 18, 2002, for a maximum of 102.5% of face value depending on the date of redemption and subject to certain restrictions. We have no current intention to redeem the notes. At the note holder’s option, the notes are convertible into our common stock subject to adjustment under certain conditions. The conversion rate of the notes at December 31, 2001 was $24.1135 of principal amount per share. The closing price of our common stock on December 31, 2001 was $3.50. The note holder’s may also require repurchase of the notes upon certain events, including sales of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control.

(b)	These amounts include funding commitments to our partner companies ($7.3 million) and private equity funds ($72.3 million). The amounts have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management.

(c)	Reflects the amount payable to our former Chairman and CEO under a consulting contract, and the amount payable under a marketing contract.

(d)	This amount represents a standby letter of credit related to the credit facility of an existing partner company.

(e)	In connection with its ownership interests in certain affiliates, we have guaranteed $9 million of bank loan and other commitments.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. We are required to adopt the provisions of SFAS 141 immediately.

      SFAS 142 eliminates the amortization of goodwill and other intangible assets with indefinite useful lives effective January 1, 2002. These amounts will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 requires intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

      Upon adoption of SFAS 142, we will be required to evaluate our existing goodwill and other intangible assets and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. We will reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

      In connection with the transitional goodwill impairment evaluation, SFAS 142 requires that we perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our Consolidated Statements of Operations.

      At December 31, 2001, we had unamortized goodwill in the amount of $171 million, which will be subject to transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $44 million for the year ended December 31, 2001. Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. We will adopt SFAS 143 in fiscal year 2003. We do not expect the provisions of SFAS 143 to have any significant impact on our financial condition or results of operations.

      In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” We are required to adopt SFAS 144 in fiscal year 2002. We do not expect the adoption of SFAS 144 to have a significant impact on our financial statements.

Factors That May Affect Results

      Forward-looking statements made with respect to our financial condition and results of operations and business in this document and those made from time to time by us through our senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this report and include among other things:

RISKS RELATED TO US —

Our business depends upon the performance of our partner companies, which is uncertain

      If our partner companies do not succeed, the value of our assets, our results of operations and the price of our common stock could decline. The material risks relating to our partner companies include:

•	intensifying competition affecting the products and services our partner companies offer, which could lead to the failure of some of our partner companies;

•	inability to adapt to the rapidly changing marketplace;

•	many of our partner companies are in the early stages of their development with limited operating history, little revenue and substantial losses and limited capital resources;

•	funding sources, unless Safeguard funds its partner companies, the partner companies may not have alternative funding sources;

•	inability to manage growth;

•	weakness in the public and private capital markets for technology companies may affect our ability to realize value for our partner companies through initial public offerings;

•	the operating results of our partner companies; and

•	demand for the products and services of many of our partner companies depends on widespread commercial use of the Internet;

These risks are discussed in greater detail under the caption “— Risks Related to Our Partner Companies” below.

Fluctuations in the price of the common stock of our publicly traded partner companies may affect the price of our common stock

      The aggregate market value of our equity interests in our publicly traded partner companies is $251 million as of March 20, 2002. Fluctuations in the market price of the common stock of our publicly traded partner companies are likely to affect the price of our common stock. The market price of many of our public partner companies’ common stock has been highly volatile and subject to fluctuations unrelated or disproportionate to its operating performance.

Our success is dependent on our executive management

      Our success is dependent on our new executive management team’s ability to execute our strategy. If one or more of the members of our executive management were unable or unwilling to continue in their present position, our business could be disrupted.

Intense competition from other acquirers of interests in technology companies could result in lower returns or losses on acquisitions

      We face intense competition from companies with business strategies similar to our own and capital providers as we develop and acquire interests in technology companies. Some of our competitors have more experience identifying and acquiring equity interests in technology companies and have greater financial and management resources, brand name recognition or industry contacts than we do. Although most of our acquisitions will be made at a stage when our partner companies are not publicly traded, we may pay higher prices for those equity interests because of higher trading prices for securities of similar public technology companies and competition from other acquirers and capital providers which would result in lower returns or losses on our equity investments. In addition, our strategy of actively operating and integrating our partner companies generally requires us to acquire majority or controlling interests in partner companies. This may place us at a competitive disadvantage to some of our competitors because they have more flexibility than we do in structuring acquisitions.

We may be unable to obtain maximum value for our partner company interests

      We have significant positions in our partner companies. If we were to divest all or part of our interest in a partner company, we may not receive maximum value for this position. The realizable value of our interests in our partner companies may ultimately prove to be lower than the carrying value currently reflected in our consolidated financial statements. For partner companies with publicly traded stock, we may be unable to sell our interest at then-quoted market prices. The trading volume and public float in the common stock of many of our publicly traded partner companies are small relative to our holdings of common shares of the partner company. As a result, any significant divestiture by us of our holdings in these partner companies would likely have a material adverse effect on the market price of the partner company’s common stock and on our proceeds from such a divestiture. For other partner companies the absolute size of our holdings may affect our ability to realize their market value. In addition, registration and other requirements of applicable securities laws may adversely affect our ability to dispose of our interest in partner companies on a timely basis.

Our business strategy may not be successful if valuations of technology-related companies decline

      Our strategy involves creating value for our shareholders and the owners of our partner companies by helping our partner companies grow and, if appropriate, accessing the public and private capital markets. Therefore, our success is dependent on acceptance by the public and private capital markets of technology-related companies. Reduced market interest in technology companies may cause the market value of our publicly traded partner companies to decline. Additionally, we may not be able to take our partner companies public as a means of creating shareholder value.

We may have to buy, sell or retain assets when we would otherwise not wish to in order to avoid registration under the Investment Company Act

      We believe that we are an operating company that acquires controlling interests in technology-related companies that we develop by providing superior operations and management support. Under the Investment Company Act, a company is presumed to control another company if it owns more than 25% of that company’s voting securities and is the largest voting shareholder. A company may be required to register as an investment company if more than 45% of its total assets consists of, or more than 45% of its income/loss over the last four quarters is derived from, securities of companies it does not control or companies which are themselves considered investment companies. Because many of our partner companies are not majority-owned subsidiaries, because some of our partner companies may be considered or may become investment companies, and because we own 25% or less of the voting securities of a number of our partner companies, changes in the value of our interest in our partner companies and the income/loss attributable to our partner companies or changes in the status of our partner companies under the Investment Company Act could subject us to regulation under the Investment Company Act unless we take precautionary steps. For example, in order to avoid having excessive income from “non-controlled” interests, we may choose not to sell minority interests we would otherwise want to sell or we may have to generate non-investment income by selling interests in partner companies that we are considered to control. We may also need to ensure that we retain more than 25% ownership interests in our partner companies after any issuance by our partner companies of additional equity in offerings, acquisitions or other dilutive transactions. In addition, we may have to acquire additional income or loss generating majority-owned or controlled interests that we might not otherwise have chosen to acquire or may not be able to acquire “non-controlling” interests in companies that we would otherwise want to acquire. In the alternative, we may have to file an application with the SEC seeking to rebut the presumption that we do not control a company in situations where we own less than 25% of the voting securities. Issuing orders granting relief under these applications involves the discretion of the SEC and orders may be revoked or modified if the SEC finds an order to be no longer consistent with the facts. We have received an order issued by the SEC determining that we control Internet Capital Group though we own 25% or less of its voting securities. If Internet Capital Group issues significant amounts of additional shares of common stock in offerings, acquisitions or other dilutive transactions, our ownership interest could be diluted to the point that we would no longer be able to rely on the order received from the SEC. We cannot be certain that we will be able to preserve our percentage ownership at or near current levels. Our ownership levels may also be affected if these companies or our other partner companies are acquired by third parties. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively managing, operating and promoting collaboration by and among our network of partner companies.

Accounting conventions may require us to change the presentation of our financial statements

      We consolidate the results of operations of eight companies, CompuCom, Tangram Enterprise Solutions, aligne, SOTAS, Palarco, Agari Mediaware, Aptas (formerly known as Nextron Communications) and Pacific Title and Arts Studio because we own more than 50% of the outstanding voting securities.

      At December 31, 2001, we owned approximately 60% of the aggregate voting interests of CompuCom. If our voting ownership of CompuCom were to decrease below 50% as a result of the issuance of stock in an acquisition or other transaction, we may no longer be able to consolidate the results of operations of CompuCom with our results of operations that would cause our revenues to decline significantly. CompuCom had revenue of $1.8 billion during 2001.

Our partner companies could make business decisions that are not in our best interests or with which we do not agree, which could impair the value of our partner company interests

      Although we generally seek a controlling equity interest and participation in the management of our partner companies, we may not be able to control significant business decisions of our partner companies. We may have shared control or no control over some of our partner companies. In addition, although we currently own a controlling interest in many of our partner companies, we may not maintain this controlling interest. Acquisitions of interests in partner companies in which we share control or have no control or the dilution of our interests in, and control over, partner companies will involve additional risks that could cause the performance of our interests and our operating results to suffer, including:

•	the management of a partner company having economic or business interests or objectives that are different than ours; and

•	partner companies not taking our advice with respect to the financial or operating difficulties that they may encounter.

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

Our ability to borrow funds under a proposed credit facility may be limited if we fail to meet our covenants.

      We have entered into a $25 million commitment for a credit facility with a third party lender. There is no guarantee that we will enter into this credit facility. It is anticipated that the credit facility will include minimum cash requirements and other financial covenants which could limit our ability to draw down on this credit facility. While we do not currently intend to borrow under this credit facility, we can give no assurance that we will not in the future depend on our credit facility to provide a portion of the funds we will need for implementing our strategy. Any limitation on our access to our credit facility may significantly reduce our ability to execute our business plan.

RISKS RELATED TO OUR PARTNER COMPANIES

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

Our partner companies may fail if they do not adapt to the rapidly changing technology marketplace

      If our partner companies fail to adapt to rapid changes in technology and customer and supplier demands, they may not become or remain profitable. There is no assurance that the products and services of our partner companies will achieve market acceptance or commercial success, or that the businesses of our partner companies will be successful.

      The technology marketplace is characterized by:

•	rapidly changing technology;

•	evolving industry standards;

•	frequent new products and services;

•	shifting distribution channels; and

•	changing customer demands.

      Our future success will depend on our partner companies’ ability to adapt to this rapidly evolving marketplace. They may not be able to adequately or economically adapt their products and services, develop new products and services or establish and maintain effective distribution channels for their products and services. If our partner companies are unable to offer competitive products and services or maintain effective distribution channels, they will sell fewer products and services and forego potential revenue, possibly causing them to lose money. In addition, we and our partner companies may not be able to respond to the rapid technology changes in an economically efficient manner, and our partner companies may become or remain unprofitable.

Certain of our partner companies have a limited operating history and may never be profitable

      Certain of our partner companies are early-stage companies with limited operating history, have significant historical losses and may never be profitable. Certain of these companies have incurred substantial costs to develop and market their products, have incurred net losses and cannot fund their cash needs from operations. We expect that the operating expenses of these companies will increase substantially in the foreseeable future as they continue to develop products, increase sales and marketing efforts and expand operations.

Many of our partner companies may grow rapidly and may be unable to manage their growth

      We expect many of our partner companies to grow rapidly. Rapid growth often places considerable operational, managerial and financial strain on a business. Certain of our partner companies have only recently begun developing their financial reporting systems and controls. To successfully manage rapid growth, our partner companies must, among other things:

•	rapidly improve, upgrade and expand their business infrastructures;

•	attract and maintain qualified personnel; and

•	maintain adequate levels of liquidity.

      If our partner companies are unable to manage their growth successfully, their ability to respond effectively to competition and to achieve or maintain profitability will be adversely affected.

Some of our partner companies may be unable to protect their proprietary rights and may infringe on the proprietary rights of others

      Our partner companies assert various forms of intellectual property protection. This intellectual property may constitute an important part of our partner companies’ assets and competitive strengths. Federal law, most typically, copyright, patent, trademark and trade secret, generally protects intellectual property rights. Although we expect the partner companies will take reasonable efforts to protect the rights to this intellectual property, the complexity of international trade secret, copyright, trademark and patent law, coupled with the limited resources of these companies and the demands of quick delivery of products and services to market, create a risk that their efforts will prove inadequate. Some of our partner companies also license intellectual property from third parties and it is possible that they could become subject to infringement actions based upon the intellectual property licensed from those third parties. Our partner companies generally obtain representations as to the origin and ownership of such licensed intellectual property; however, this may not adequately protect them. Any claims against our partner companies’ proprietary rights, with or without merit, could subject our partner companies to costly litigation and the diversion of their technical and management personnel. If our partner companies incur costly litigation and their personnel are not effectively deployed, the expenses and losses incurred by our partner companies will increase and their profits, if any, will decrease.

Our partner companies’ operations may be disrupted by technological problems

      Some of our partner companies’ businesses depend on the efficient and uninterrupted operation of their computer and communications hardware systems. It may be difficult to project the capacity limits on the technology, transaction processing systems and network hardware and software of our partner companies or of third parties they rely on. Our partner companies and the third parties they rely on may not be able to expand and upgrade their systems to meet increased use. As Internet usage increases the strain on the infrastructure of the Internet, our partner companies will need to expand the capacity of their technology, transaction processing systems and network hardware and software or find third parties to provide these services. In addition, our partner companies may not be able to expand and upgrade their systems and network hardware and software capabilities to accommodate increased use of their web sites or find third parties to provide these services. If our partner companies are unable to appropriately upgrade their systems and network hardware and software or find third parties to provide these services, their operations and processes may be disrupted.

Our partner companies’ success depends on their ability to retain key personnel

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

The success of certain of our partner companies depends on the development of the technology market, which is uncertain

      Certain of our partner companies rely on the Internet as a medium for commercial transactions for the success of their businesses. The development of the electronic commerce market is in its early stages. If widespread commercial use of the Internet does not continue to develop, or if the Internet does not develop as an effective medium for providing products and services, certain of our partner companies may not succeed.

      A number of factors could prevent acceptance of the Internet as a medium for electronic commerce, including the following:

•	the unwillingness of businesses to shift from traditional processes to Internet-based processes;

•	the failure to continue the development of the necessary network infrastructure for substantial growth in usage of the Internet;

•	increased government regulation or taxation may adversely affect the viability of the Internet market; and

•	the growth in bandwidth may not keep pace with the growth in Internet traffic, which could result in slower response times for the users of Internet-based commercial transactions.

Government regulations and legal uncertainties may place financial burdens on our business and the businesses of our partner companies

      The increasing use of and attention to the Internet have resulted in the enactment of laws and regulations as well as heightened consideration of potential legislation governing or affecting electronic commerce over the Internet. By way of example, over the last few years, the United States Congress has enacted certain laws governing the protection and collection of data received from children over the Internet, the collection and protection of financial and medical information received and transmitted over the Internet and copyright protection on the Internet. Other potential laws and regulations that may be or are being either considered include those governing or affecting the privacy and use of information collected and transmitted over the Internet, the distribution and quality of goods and services over the Internet, including, pricing and taxing of goods and services, and intellectual property rights and content issues on the Internet.

      In addition, Congress enacted and subsequently extended a moratorium, ending on November 1, 2003, on the application of “discriminatory” or “special” taxes by the states on Internet access or on products and services delivered over the Internet and on the application of federal taxes on electronic commerce. However, this moratorium does not prevent states from taxing activities or goods and services that the states would otherwise have the power to tax. Furthermore, the moratorium does not apply to certain state taxes where taxes were in place before the moratorium was enacted.

      The enactment of any additional laws or regulations that govern or otherwise affect electronic commerce over the Internet could adversely impact the electronic commerce business, including impeding the growth of the Internet and technology companies in general, which could decrease the revenue of some of our partner companies and place additional financial burdens on our business and the businesses of our partner companies.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in companies in the technology industries, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities (except the Tellabs transactions as described below). Based on closing market prices at December 31, 2001, the fair market value of our holdings in public securities was approximately $274 million (excluding our holdings in Tellabs). A 20% decrease in equity prices would result in an approximate $55 million decrease in the fair value of our publicly traded securities.

      In 1999, we entered into two forward sale contracts related to our remaining holdings in Tellabs. We pledged 3.4 million shares of Tellabs for three years and in return received approximately $139 million in cash. At the end of the term, we have the option to deliver cash or Tellabs shares with a value determined by the stock price of Tellabs at maturity. The number of Tellabs shares to be delivered at maturity ranges from 2.7 million to 3.4 million shares (or the cash value thereof). In March 2002, we settled $89 million of the borrowing arrangement entered into in connection with our first hedge of our Tellabs holdings by delivering 2.0 million shares of Tellabs. We currently intend to settle the remaining liability of $83 million in August 2002 by delivering the remaining 1.4 million shares.

      CompuCom is exposed to interest rate risk primarily through its receivables securitization and working capital facilities. CompuCom utilizes borrowings on these facilities to meet its working capital needs and other financing needs. At December 31, 2001, the securitization facility had borrowings of approximately $74 million, and there were no borrowings on the working capital facility. If CompuCom’s effective interest rate were to increase by 100 basis points, or 1.00%, CompuCom’s interest expense would increase by approximately $1.1 million based on CompuCom’s average borrowings during 2001. Our share of this increase would be approximately $0.7 million after deduction for minority interest but before income taxes.

Item 8.	Financial Statements and Supplementary Data

      The following Consolidated Financial Statements, and the related Notes thereto, of Safeguard Scientifics, Inc. and the Report of Independent Auditors as filed as a part of this Form 10-K.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Safeguard Scientifics, Inc.:

      We have audited the accompanying Consolidated Balance Sheets of Safeguard Scientifics, Inc. (the “Company”) and subsidiaries as of December 31, 2001 and 2000, and the related Consolidated Statements of Operations, Shareholders’ Equity, Comprehensive Income (Loss) and Cash Flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 15, 2002, except for Note 24, as to which date is March 25, 2002

STATEMENT OF MANAGEMENT’S FINANCIAL RESPONSIBILITY

      Management has prepared and is responsible for the integrity and objectivity of the consolidated financial statements and related financial information in this Annual Report. The statements are prepared in conformity with accounting principles generally accepted in the United States. The financial statements reflect management’s informed judgment and estimation as to the effect of events and transactions that are accounted for or disclosed.

      Management maintains a system of internal control at each business unit. This system, which undergoes continual evaluation, is designed to provide reasonable assurance that assets are protected and records are adequate for the preparation of reliable financial data. In determining the extent of the system of internal control, management recognizes that the cost should not exceed the benefits derived. The evaluation of these factors requires estimates and judgment by management.

      KPMG LLP is engaged to render an opinion as to whether management’s financial statements present fairly, in all material respects, Safeguard Scientifics, Inc.’s financial condition and operating results in accordance with accounting principles generally accepted in the United States of America. The scope of their engagement included a review of the internal control system, tests of the accounting records, and other auditing procedures to the extent deemed necessary to render their opinion on the financial statements. Their report is presented above.

      The Audit Committee of the Board of Directors meets with the independent auditors and management to satisfy itself that they are properly discharging their responsibilities. The auditors have direct access to the Audit Committee.

/s/ Christopher J. Davis

Safeguard Scientifics, Inc.

Christopher J. Davis, Managing Director and Chief Financial Officer

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2001	2000

	(in thousands except per
	share data)
ASSETS
Current Assets
Cash and cash equivalents	$298,095	$133,201
Short-term investments	—	51,230
Restricted cash	8,033	35,000
Trading securities	205,553	3,446
Accounts receivable, less allowances ($3,266-2001; $4,328-2000)	157,661	246,949
Inventories	32,084	78,187
Income tax receivable	62,346	14,474
Prepaid expenses and other current assets	14,796	10,440

Total current assets	778,568	572,927
Property and equipment, net	59,320	52,951
Ownership interests in and advances to affiliates	132,940	616,875
Available-for-sale securities	4,822	214,343
Goodwill and other intangible assets, net	170,986	123,002
Deferred taxes	3,240	39,708
Note receivable — related party	25,046	—
Other	17,341	28,453

Total Assets	$1,192,263	$1,648,259

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$7,761	$5,250
Accounts payable	125,121	123,130
Accrued expenses and deferred revenue	124,438	130,722
Other current liabilities	171,804	—

Total current liabilities	429,124	259,102
Long-term debt	20,138	13,493
Minority interest	112,746	106,462
Other long-term liabilities	11,579	164,765
Convertible subordinated notes	200,000	200,000

Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10.00 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 118,154 shares issued and outstanding	11,815	11,815
Additional paid-in capital	743,885	758,946
Retained earnings (accumulated deficit)	(326,384)	172,716
Accumulated other comprehensive income (loss)	1,968	(712)
Treasury stock, at cost (381 shares-2001; 1,267 shares-2000)	(11,528)	(38,328)
Unamortized deferred compensation	(1,080)	—

Total shareholders’ equity	418,676	904,437

Total Liabilities and Shareholders’ Equity	$1,192,263	$1,648,259

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(in thousands except per share data)
Revenue
Product sales	$1,552,999	$2,457,572	$2,661,498
Service sales	345,606	291,355	318,834
Other	27,063	22,299	13,912

Total revenue	1,925,668	2,771,226	2,994,244
Operating Expenses
Cost of sales — product	1,392,845	2,257,624	2,434,068
Cost of sales — service	224,556	184,218	207,208
Selling and service	144,047	150,351	165,036
General and administrative	171,006	200,051	152,047
Depreciation and amortization	40,748	33,462	30,528
Restructuring	—	5,417	387

Total operating expenses	1,973,202	2,831,123	2,989,274

	(47,534)	(59,897)	4,970
Gains on issuance of stock by affiliates	—	—	175,662
Other income (loss), net	(41,332)	93,105	128,404
Interest income	12,339	18,097	4,839
Interest and financing expense	(30,134)	(41,897)	(41,807)

Income (Loss) Before Income Taxes, Minority Interest and Equity Loss	(106,661)	9,408	272,068
Income taxes	6,842	100,323	(66,514)
Minority interest	(3,334)	(2,213)	(8,936)
Equity loss	(395,947)	(319,922)	(73,092)

Net Income (Loss)	$(499,100)	$(212,404)	$123,526

Net Income (Loss) Per Share
Basic	$(4.26)	$(1.86)	$1.22

Diluted	$(4.27)	$(1.87)	$1.16

Weighted Average Shares Outstanding
Basic	117,290	114,068	101,134

Diluted	117,290	114,068	110,910

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Net Income (Loss)	$(499,100)	$(212,404)	$123,526

Other Comprehensive Income (Loss), Before Taxes:
Unrealized holding gains (losses) in available-for-sale securities	(8,404)	(33,120)	59,631
Reclassification adjustments	12,528	(37,416)	(47,565)
Related Tax (Expense) Benefit:
Unrealized holding (gains) losses in available-for-sale securities	2,941	11,591	(20,871)
Reclassification adjustments	(4,385)	13,096	16,648

Other Comprehensive Income (Loss)	2,680	(45,849)	7,843

Comprehensive Income (Loss)	$(496,420)	$(258,253)	$131,369

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
				Retained	Other
	Common Stock		Additional	Earnings	Comprehensive	Treasury Stock		Unamortized
			Paid-In	(Accumulated	Income			Deferred
	Shares	Amount	Capital	Deficit)	(Loss)	Shares	Amount	Compensation	Total

	(in thousands)
Balance — December 31, 1998	98,398	$9,840	$55,910	$261,594	$37,294	3,759	$(21,779)	$—	$342,859
Net income				123,526					123,526
Stock options exercised, net	736	74	1,700			(816)	6,136		7,910
Tax benefit of stock option exercises			7,051						7,051
Issuance of common stock for acquisition			8,781			(1,324)	7,721		16,502
Repurchase of common stock						150	(2,695)		(2,695)
Conversion of convertible subordinated notes	5,615	561	60,384			(1,769)	10,617		71,562
Subsidiaries’ equity transactions			143						143
Other comprehensive income					7,843				7,843

Balance — December 31, 1999	104,749	10,475	133,969	385,120	45,137	—	—	—	574,701
Net loss				(212,404)					(212,404)
Issuance of common stock, net	12,807	1,280	611,460						612,740
Stock options exercised, net	363	36	(3,320)			(174)	5,515		2,231
Tax benefit of stock option exercises			4,099						4,099
Issuance of common stock for acquisitions	160	16	6,874			(87)	2,643		9,533
Repurchase of common stock						1,528	(46,486)		(46,486)
Other	75	8	5,864						5,872
Other comprehensive loss					(45,849)				(45,849)

Balance — December 31, 2000	118,154	11,815	758,946	172,716	(712)	1,267	(38,328)	—	904,437
Net loss				(499,100)					(499,100)
Stock options exercised, net			(5,367)			(186)	5,636		269
Tax benefit of stock option exercises			88						88
Issuance of common stock for acquisitions			(6,652)			(317)	9,579		2,927
Issuance of restricted stock, net			(9,634)			(383)	11,585	(1,951)	—
Amortization of deferred compensation								871	871
Acceleration of vesting of stock options			6,149						6,149
Issuance of common stock to non-employees			355						355
Other comprehensive income					2,680				2,680

Balance — December 31, 2001	118,154	$11,815	$743,885	$(326,384)	$1,968	381	$(11,528)	$(1,080)	$418,676

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Operating Activities
Net income (loss)	$(499,100)	$(212,404)	$123,526
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	40,748	33,462	30,528
Deferred income taxes	36,182	(128,191)	45,397
Equity loss	395,947	319,922	73,092
Gains on issuance of stock by affiliates	—	—	(175,662)
Other income (loss), net	41,332	(93,105)	(128,404)
Non-cash compensation charges	1,227	12,603	434
Tax benefit of stock option exercises	(88)	(4,099)	(7,051)
Minority interest	2,000	1,328	5,151
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	176,952	(1,960)	41,595
Inventories	60,426	51,639	102,922
Income tax receivable	(47,872)	—	—
Accounts payable, accrued expenses and other	8,858	(46,016)	16,819

Net cash provided by (used in) operating activities	216,612	(66,821)	128,347
Investing Activities
Proceeds from sales of available-for-sale and trading securities	19,365	98,649	53,565
Proceeds from sales of and distributions from affiliates	101,638	77,079	84,522
Advances to affiliates	(17,019)	(32,293)	(56,417)
Repayment of advances to affiliates	406	15,550	8,150
Acquisitions of ownership interests in affiliates and subsidiaries, net of cash acquired	(68,984)	(478,729)	(212,294)
Acquisitions by subsidiaries, net of cash acquired	(122,150)	(750)	(141,253)
Advances to related party, net	(23,936)	—	—
Decrease (increase) in short-term investments and restricted cash	81,695	(86,230)	—
Proceeds from sale of building	—	617	45,466
Capital expenditures	(23,328)	(15,511)	(10,191)
Other, net	(3,152)	1,044	(7,931)

Net cash used in investing activities	(55,465)	(420,574)	(236,383)
Financing Activities
Borrowing on revolving credit facilities	28,026	1,301,001	1,181,552
Repayments on revolving credit facilities	(26,299)	(1,301,857)	(1,342,272)
Borrowings on long-term debt	4,447	2,981	—
Repayments on long-term debt	(3,600)	(2,726)	(28,295)
Proceeds from issuance of convertible subordinated notes	—	—	200,000
Payment of financing costs on convertible subordinated notes	—	—	(6,178)
Proceeds from financial instruments	—	—	139,309
Repurchase of Company common stock	—	(46,486)	(2,695)
Issuance of Company common stock, net	269	614,971	7,910
Issuance of subsidiary common stock	904	2,899	2,261

Net cash provided by financing activities	3,747	570,783	151,592

Net Increase in Cash and Cash Equivalents	164,894	83,388	43,556
Cash and Cash Equivalents at beginning of period	133,201	49,813	6,257

Cash and Cash Equivalents at end of period	$298,095	$133,201	$49,813

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Significant Accounting Policies

     Description of the Company

      Safeguard Scientifics, Inc. (Safeguard or the Company) is an operating company that seeks to create long-term value by acquiring technology-related companies that it develops by providing superior operational and management support. The Company also develops and operates emerging technology companies through its extensive network of partner companies and private equity funds (collectively, affiliates). The Company provides the resources to address the challenges facing its partner companies and enables these companies to capitalize on their potential opportunities. These resources include capital, management and operational expertise. The Company believes that its experience in developing and operating technology companies enables it to identify and attract companies with the greatest potential for success and to assist these companies to become market leaders and create value for the Company.

     Basis of Presentation

      The Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which it directly or indirectly owns more than 50% of the outstanding voting securities. The Company’s wholly owned subsidiaries include aligne, K Consultants (since its acquisition in August 2000) and Palarco (since its acquisition in January 2001). The Company’s Consolidated Financial Statements also include the following majority-owned subsidiaries:

Year Ended December 31, 2001

Agari Mediaware (since October 2001) CompuCom Systems Aptas (formerly Nextron Communications) (since October 2001)	Pacific Title and Arts Studio (since August 2001) SOTAS Tangram Enterprise Solutions

Year Ended December 31, 2000

CompuCom Systems SOTAS	Tangram Enterprise Solutions Arista Knowledge Systems (through July 2000)

Year Ended December 31, 1999

Arista Knowledge Systems CompuCom Systems	SOTAS (since June 1999) Tangram Enterprise Solutions

     Principles of Accounting for Ownership Interests in Affiliates

      The Company’s ownership interests in its affiliates are accounted for under three methods: consolidation, equity and cost. The applicable accounting method is generally determined based on the Company’s voting interest in the entity.

      Consolidation Method. Partner companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities are accounted for under the consolidation method of accounting. If this majority ownership is likely to be temporary, the Company accounts for the company under the equity method. Under the consolidation method, a partner company’s results of operations are included within the Company’s Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated. Participation of other partner company shareholders in the income or losses of a consolidated partner company is reflected in Minority Interest in the Consolidated Statements of Operations.

      Equity Method. Partner companies whose results are not consolidated, but over whom the Company exercises significant influence, or for whom majority voting ownership is likely to be temporary, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a partner company depends on an evaluation of several factors including, among others,

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

representation on the partner company’s Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the partner company, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the partner company. Under the equity method of accounting, a partner company’s results of operations are not reflected within the Company’s Consolidated Statements of Operations; however, the Company’s share of the income or loss of the partner company is reflected in Equity Loss in the Consolidated Statements of Operations. The Company recognizes its share of losses to the extent it has a cost basis in the investee or outstanding commitments or guarantees. The Company’s carrying value for a partner company accounted for under the equity method includes the unamortized excess of the cost of the Company’s interest in the partner company over its equity in the underlying net assets determined at the date of acquisition. This excess is amortized on a straight-line basis generally over a 3 to 10 year period and is included in Equity Loss in the Consolidated Statements of Operations. The Company also accounts for its interests in some private equity funds under the equity method of accounting, based on its respective general and limited partner interests.

      Cost Method. Affiliates not consolidated or accounted for under the equity method are accounted for under the cost method of accounting. Under the cost method, the Company’s share of the income or losses of such entities is not included in the Company’s Consolidated Statements of Operations. However, the effect of the change in market value of cost method holdings classified as trading securities is reflected in the Company’s results of operations each reporting period.

      Impairment. On a continuous basis, but no less frequently than at the end of each quarterly period, the Company evaluates the carrying value of its ownership interests in and advances to each affiliate for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest in and advances to the affiliate relative to its carrying value, the financial condition and prospects of the affiliate and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. Management then determines whether there has been an other than temporary decline in the carrying value of its ownership interest in the affiliate. Impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value of our ownership interests in and advances to privately held partner companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies, or the value negotiated with the partner company’s founders. The fair value of our ownership interests in private equity funds is generally determined based on the value of our pro rata portion of the funds’ net assets. Impairment charges associated with equity method companies are included in Equity Loss in the Consolidated Statements of Operations. Impairment charges related to cost method companies are included in Other Income (Loss), Net in the Consolidated Statements of Operations. The new cost basis of an affiliate is not written-up if circumstances suggest the value of the partner company has subsequently recovered.

     Cash and Cash Equivalents, Short-Term Investments and Restricted Cash

      The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits that are readily convertible into cash. Cash and cash equivalents at December 31, 2000 also included commercial paper. Short-term investments represent commercial paper with original maturities ranging from 92 to 208 days. Restricted cash is primarily invested in money market instruments. At December 31, 2000, restricted cash was used as collateral under a guarantee agreement (Note 17).

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Marketable Securities

      Marketable securities consist of common stock held in publicly traded companies. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115).

      Management determines the appropriate classification of its holdings in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Trading securities are carried at fair value, based on quoted market prices, with the unrealized net gain or loss included in Other Income (Loss), Net in the Consolidated Statements of Operations.

     Receivables Securitization

      CompuCom sells trade receivables without recourse through a wholly owned subsidiary. The subsidiary then sells the receivables to a securitization company under an accounts receivable financing facility on an ongoing basis. These transactions result in reductions of accounts receivable. Net discounts recognized on sales of receivables are included in Interest and Financing Expense in the Consolidated Statements of Operations. The Company accounts for the sales of receivables in accordance with the requirements of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140).

     Derivative Financial Instruments

      The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended, on January 1, 2001. SFAS 133 specifies that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statements of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. If the derivative is determined to be a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are offset against the change in the fair value of the hedged assets, liabilities or firm commitments through the statement of operations or recognized in other comprehensive income until the hedge item is recognized in the statements of operations. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company currently holds derivative instruments and engages in certain hedging activities as described in Note 6.

     Financial Instruments

      The Company’s financial instruments, principally cash and cash equivalents, short-term investments, restricted cash, accounts receivable, notes receivable, accounts payable, accrued expenses and other current liabilities are carried at cost which approximates fair value due to the short-term maturity of these instruments. The Company’s long-term debt is carried at cost which approximates fair value as the debt bears interest at rates approximating current market rates. The fair value of the Company’s forward sales contracts on its Tellabs holdings is $50 million, based on the amount the Company would have to pay to terminate these contracts. This amount approximates the fair value of the Tellabs shares at December 31, 2001. At December 31, 2001, the market value of the Company’s convertible subordinated notes was approximately $113 million based on quoted market prices.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company may selectively enter into agreements to reduce the impact of stock market volatility on its ownership in publicly traded companies. These may include agreements to protect against a possible decline in the market value of the particular company. The Company does not enter into agreements for trading or speculative purposes. The counter parties to these agreements are major financial institutions.

     Inventories

      Inventory consists primarily of product inventory held by CompuCom. Inventory is stated at the lower of average cost or market. The Company continually assesses the appropriateness of the inventory valuations considering obsolete, slow-moving and non-saleable inventory.

     Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Provision for depreciation and amortization is based on the estimated useful lives of the assets (buildings and leasehold improvements, 3 to 40 years; machinery and equipment, 3 to 12 years) and is computed using the straight-line method.

     Goodwill and Other Intangible Assets, Net

      Goodwill and other intangible assets are amortized on a straight-line basis over their estimated useful life, principally over 2 to 20 years. At December 31, 2001 and 2000, the Company had $171.0 million and $123.0 million, respectively, of unamortized goodwill and other intangible assets. Accumulated amortization at December 31, 2001 and 2000, was $67.1 million and $47.2 million, respectively. The Company periodically assesses the recoverability of goodwill by estimating the future undiscounted cash flows from the related business activities (including possible proceeds from a sale of the business). When the estimated undiscounted cash flows are less than the carrying value of the goodwill and other intangible assets, impairment losses are charged to operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average borrowing rate.

      Additionally, as discussed in Note 5, the Company’s carrying value in its partner companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $39 million and $128 million at December 31, 2001 and 2000, respectively, which is included in Ownership Interests In and Advances To Affiliates on the Consolidated Balance Sheets.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

      The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to forecasted undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     Revenue Recognition

      The Company derives revenue from two primary sources: (i) sale of products, both merchandise and software licenses; and (ii) services, which includes consulting services, including the implementation of software license products, and software maintenance. Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time of shipment. Provision is made at the time the related revenue is recognized for estimated product returns, which historically have been immaterial. Shipping and

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

handling revenues are included in product revenues and costs are included in product costs. Revenue earned from services is recognized ratably over the contractual period or as services are performed. Deferred revenue represents contractual billings or collections on contracts in advance of performance of services and is recognized as revenue as the related service is performed based upon the applicable revenue recognition methodology.

      Certain subsidiaries recognize revenue from software licenses, post contract customer support (PCS) and related consulting services. Revenue from software license agreements and product sales are recognized upon delivery, provided that all of the following conditions are met: a non-cancelable license agreement has been signed; the software has been delivered; no significant production, modification or customization of the software is required; the vendor’s fee is fixed or determinable; and collection of the resulting receivable is deemed probable. In software arrangements that include rights to software products, specified upgrades or gateways, PCS and/or other services, the companies allocate the total arrangement fee among each deliverable based on vendor-specific objective evidence. Revenue from maintenance agreements is recognized ratably over the term of the maintenance period, generally one year. Consulting and training services (classified as service revenue), which are not considered essential to the functionality of the software products, are recognized as the respective services are performed. Consulting fee revenue is recognized in the period in which services are performed and include all amounts that are billed or billable to clients.

     Vendor Programs

      CompuCom receives volume incentives and rebates from certain manufacturers related to sales of certain products which are recorded as a reduction of cost of sales when earned. CompuCom also receives vendor reimbursements for certain training, promotional and marketing activities that offset the expenses incurred by CompuCom.

     Interest and Financing Expense

      Interest and financing expense consist of interest incurred on borrowings by the Company and its subsidiaries, and discounts on the sale of receivables by CompuCom.

     Stock-Based Compensation

      The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for stock options and other stock-based awards while disclosing pro forma net income and net income per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

     Gains or Losses on Issuance of Stock by Subsidiaries

      At the time a consolidated partner company sells its common stock at a price different from the Company’s book value per share, the Company’s share of the partner company’s net equity changes. If at that time, the partner company is not a newly-formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there question as to the partner company’s ability to continue in existence, the Company records the change in its share of the partner company’s net equity as a gain or loss in its Consolidated Statements of Operations (Note 13). Otherwise, the increase for issuances of stock is reflected in subsidiaries’ equity transactions in the Consolidated Statements of Shareholders’ Equity.

      If gains have been recognized on issuances of a subsidiary’s stock and shares of the subsidiary are subsequently repurchased by the subsidiary or by the Company, gain recognition does not occur on issuances subsequent to the date of a repurchase until such time as shares have been issued in an amount equivalent to

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the number of repurchased shares. Such transactions are reflected as equity transactions, and the net effect of these transactions is reflected in the Consolidated Statements of Shareholders’ Equity.

     Defined Contribution Plans

      Defined contribution plans are contributory and cover eligible employees of the Company and certain subsidiaries. The Company and certain subsidiaries generally match from 50% to 100% of the first 3% to 6% of employee contributions to these plans. Additionally, the Company may make annual discretionary contributions to a defined contribution pension plan based on a participant’s eligible compensation. Amounts expensed relating to these plans were $3.7 million in 2001 and 2000 and $3.1 million in 1999.

      Before 1989, the Company offered certain directors and officers a deferred compensation plan. All contributions to the plan were completed by the end of 1988. Upon retirement (or an earlier date in certain cases) or upon termination of service as a director, each participant is entitled to receive, as a level payment over 15 years or as a lump sum, an amount equal to the total credits to his account plus an investment growth factor (11% at December 31, 2001). The liability under this plan at December 31, 2001 of $0.8 million is included in Other Long-Term Liabilities on the Consolidated Balance Sheets at December 31, 2001. The Company is the beneficiary of the life insurance contracts it purchased to cover its obligations under the plan.

     Income Taxes

      Income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management provides valuation allowances against the deferred tax asset for amounts which are not considered more likely than not to be realized.

     Net Income (Loss) Per Share

      Net income (loss) per share (EPS) is computed on net income (loss) using the weighted average number of common shares outstanding during each year. Diluted EPS includes common stock equivalents (unless anti-dilutive) which would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income of such transactions. Diluted EPS calculations adjust net income (loss) for the dilutive effect of common stock equivalents and convertible securities issued by the Company’s public subsidiaries or equity affiliates.

     Accounting Estimates

      The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

     Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation. In accordance with EITF Topic No. D-103, “Income Statement Characterization of Reimbursements Received

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for “Out-of-Pocket Expenses Incurred”, the Company reclassified out-of-pocket expenses reimbursed by clients as revenue and reported the related costs in general and administrative expense in the Consolidated Statements of Operations. This reclassification had no effect on net income or loss.

     Comprehensive Income (Loss)

      Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the Company’s source of other comprehensive income (loss) is from net unrealized appreciation (depreciation) on its holdings of marketable securities classified as available-for-sale. Reclassification adjustments result from the recognition in net income (loss) of unrealized gains or losses that were included in comprehensive income (loss) in prior periods.

     Segment Information

      The Company reports segment data based on the management approach which designates the internal reporting which is used by management for making operating decisions and assessing performance as the source of the company’s reportable operating segments.

     New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company is required to adopt the provisions of SFAS 141 immediately.

      SFAS 142 eliminates the amortization of goodwill and other intangible assets with indefinite useful lives effective January 1, 2002. These amounts will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 requires intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

      Upon adoption of SFAS 142, the Company will be required to evaluate its existing goodwill and other intangible assets and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. The Company will reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

      In connection with the transitional goodwill impairment evaluation, SFAS 142 requires that the Company perform an assessment of whether goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Consolidated Statements of Operations.

      At December 31, 2001, the Company had unamortized goodwill in the amount of $171 million, all of which will be subject to transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $44 million for the year ended December 31, 2001. Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company will adopt SFAS 143 in fiscal year 2003. The Company does not expect the provisions of SFAS 143 to have any significant impact on its financial condition or results of operations.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The Company is required to adopt SFAS 144 in fiscal year 2002. The Company does not expect the adoption of SFAS 144 to have a significant impact on its financial statements.

2.     Property and Equipment

      Property and equipment consisted of the following:

	As of December 31,

	2001	2000

	(in thousands)
Land, building and improvements	$34,045	$36,248
Machinery and equipment	110,305	78,641

	144,350	114,889
Accumulated depreciation and amortization	(85,030)	(61,938)

	$59,320	$52,951

      In 1999, CompuCom sold its corporate headquarters building in a sale/leaseback transaction for approximately $40 million. The proceeds from the sale were used to pay down CompuCom’s long-term debt. CompuCom entered into a 20-year operating lease on the building.

3.     Business Combinations

     Acquisitions by the Company

      In October 2001, the Company acquired a majority ownership interest in Agari Mediaware for $5 million in cash. Agari provides middleware software that makes it possible to quickly integrate disparate applications that store and process rich media, documents or any digital content.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2001, the Company acquired 100% of Palarco, Inc. for $23.1 million in cash and 316,702 shares of the Company’s common stock with a value of $2.9 million at the date of acquisition and $1.5 million which was dependent upon the achievement of certain performance targets. Palarco is a provider of global information technology solutions.

      In August 2000, aligne, the Company’s wholly owned subsidiary, acquired 100% of K Consultants, Inc. for $7.5 million in cash and an additional amount which was dependent upon achievement of certain performance targets of K Consultants during the first 12 months after the acquisition. An additional amount of $4.2 million was paid in 2001. K Consultants provides e-Business infrastructure consulting services, including strategy, architecture, implementation and support.

      In February 1999, the Company acquired an 80% voting ownership in aligne in exchange for 1.3 million shares of the Company’s common stock with a market value of $16.5 million at the date of acquisition. In February 2000, the Company acquired the remaining 20% voting ownership in aligne in exchange for 160,434 shares of the Company’s common stock with a market value of $8.2 million at the date of acquisition. aligne is an Information Technology Management consulting firm that assists senior executives in optimizing investments in technology.

      These transactions were accounted for as purchases and, accordingly, the Consolidated Financial Statements reflect the operations of these companies from the respective acquisition dates. In accordance with SFAS 141, the Company is not amortizing goodwill related to acquisitions subsequent to June 30, 2001.

     Acquisitions by Subsidiaries

      In November 2001, CompuCom purchased certain assets and assumed certain liabilities associated with the application development division of E-Certify Corporation (ClientLink) for approximately $2 million in available cash and the surrender of such number of E-Certify Corporation’s common stock to decrease CompuCom’s percent ownership from 22% to 19% of outstanding shares. ClientLink provides high-end technical consulting, development, deployment and maintenance services. The ClientLink acquisition further expands the suite of CompuCom’s service offerings.

      In November 2001, CompuCom acquired Northern NEF, Inc. (NNEF) for approximately $15 million in available cash. NNEF is a Federal systems integrator and solutions provider, whose services include systems engineering, software development, integration, test and training as well as related program management support services to various defense and civilian agencies of the Federal and state governments and commercial accounts. The NNEF acquisition provides CompuCom with an entrance to the Federal marketplace and expands the capabilities NNEF can provide primarily to its Federal clients through CompuCom’s existing service offerings.

      In July 2001, CompuCom purchased certain assets and assumed certain liabilities of Excell Data Corporation (Excell) for approximately $27 million in available cash. The net assets acquired were used by Excell primarily in its business of high-end technical applications development, network infrastructure design and deployment and worldwide event technical planning and support. Essentially all of the Excell workforce, consisting of technical application developers, consultants and administrative personnel, were hired as part of the Excell acquisition. The purpose of the Excell acquisition is to expand the suite of CompuCom’s service offerings.

      In January 2001, CompuCom purchased certain assets of MicroAge Technology Services, L.L.C. (MTS) for approximately $79 million in available cash. The assets were purchased out of bankruptcy court and primarily consisted of trade accounts receivable as well as vendor accounts receivable and inventory. The purchased assets were used by MTS primarily in its business as a systems integrator of personal computer products. As part of the MTS acquisition, CompuCom also hired certain of MTS’ national sales force, technical service personnel and administrative personnel.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with SFAS No. 141, CompuCom is not amortizing goodwill related to acquired businesses subsequent to June 30, 2001.

      These business combinations are being accounted for as purchases and, accordingly, the Consolidated Financial Statements reflect the operations of the acquired entities since their acquisition dates. CompuCom’s preliminary allocation of the aggregate purchase price for the 2001 acquisitions consists of approximately $93 million to current assets, $1 million to non-current assets, $37 million to goodwill and other intangible assets, and $10 million to current liabilities. CompuCom is in the process of obtaining an independent third party valuation to determine any amount to be allocated to identifiable intangible assets. CompuCom will make the required adjustments, if any, upon completion of such valuation.

     Pro Forma Financial Information

      The following unaudited pro forma financial information presents the combined results of operations of the Company as if the acquisitions had occurred as of January 1, 2000, after giving effect to certain adjustments, including amortization of goodwill, increased interest and financing expense on debt related to the acquisitions and related income tax effects. The pro forma results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented and are not intended to be a projection of future results.

	Year Ended December 31,

	2001	2000

	(in thousands except per
	share data)
Total revenues	$1,973,017	$3,978,466
Net loss	$(499,009)	$(230,546)
Diluted loss per share	$(4.27)	$(2.05)

4.     Trading and Available-for-Sale Securities

Trading Securities

      The fair market value of trading securities consisted of the following:

	Year Ended December 31,

	2001	2000

	(in thousands)
Tellabs	$175,728	$—
Palm	14,211	—
VerticalNet	14,732	—
Other	882	3,446

	$205,553	$3,446

      At December 31, 2001, the Company’s trading securities include holdings in Palm and VerticalNet, which the Company received in connection with the sales of ThinAirApps and Atlas Commerce, respectively (Note 14). As discussed in Note 6, pursuant to the implementation of SFAS 133, the Company transferred its Tellabs holdings into the trading category from the available-for-sale category effective January 1, 2001.

      The net unrealized losses on trading securities included in the results of operations for the year ended December 31, 2001 was $11.8 million.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-Sale Securities

      Available-for-sale securities consisted of the following:

At December 31, 2001

		Unrealized
		Holding
		Gains	Fair
	Cost	(Losses)	Value

	(in thousands)
Pac-West Telecomm	$1,642	$(283)	$1,359
Other public companies	152	3,311	3,463

	$1,794	$3,028	$4,822

At December 31, 2000

		Unrealized
		Holding
		Gains	Fair
	Cost	(Losses)	Value

	(in thousands)
Tellabs(a)	$212,731	$(22,077)	$190,654
Brandywine Realty Trust(b)	8,561	2,058	10,619
Pac-West Telecomm	9,872	(1,407)	8,465
Other public companies	2,086	2,519	4,605

	$233,250	$(18,907)	$214,343

(a)	As discussed in Note 6, the Company entered into forward sales contracts on its Tellabs holding in 1999. Also as discussed in Note 6, these holdings were reclassified to trading securities on January 1, 2001.

(b)	The Company sold a majority of its holdings in Brandywine in June 2001.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Ownership Interests in and Advances to Affiliates

      The following summarizes the carrying value of the Company’s ownership interests in and advances to affiliates accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at December 31, 2001 and 2000.

	As of December 31,

	2001	2000

	(in thousands)
Equity Method
Public Companies	$32,178	$267,062
Non-Public Companies	86,091	309,369

	118,269	576,431
Cost Method
Non-Public Companies	14,171	33,101
Advances to Affiliates	500	7,343

	$132,940	$616,875

      The market value of the Company’s public companies accounted for under the equity method was $161 million and $339 million at December 31, 2001 and 2000, respectively.

      At December 31, 2001 and 2000, the Company’s carrying value in its partner companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $39 million and $128 million, respectively, which is included in ownership interests in and advances to affiliates in the Consolidated Balance Sheets. This excess is being amortized generally over a 3 to 10 year period. Amortization expense of $25.2 million, $28.2 million and $9.5 million is included in Equity Loss in the Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999, respectively.

      During management’s ongoing review of the recoverability of recorded carrying values versus fair value, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable. In 2001, 2000 and 1999, the Company recorded impairment charges totaling $85.6 million, $129.0 million and $12.7 million, respectively, for companies accounted for under the equity method. The amount of the impairment charge was determined by comparing the carrying value of the affiliate to fair value. Impairment charges associated with equity method companies are included in Equity Loss on the Consolidated Statements of Operations. Impairment charges related to cost method companies are included in Other Income (Loss), Net (Note 14) on the Consolidated Statements of Operations.

      As of December 31, 2001, the Company had advances to partner companies which mature in February 2002 and bear interest at a fixed rate of 5.3%. At December 31, 2000, the Company had advances to partner companies which mature on various dates through May 2004 and bear interest at fixed rates between 5.3% and 9.0% and variable rates consisting of the prime rate plus 1%.

      The following unaudited summarized financial information for partner companies accounted for under the equity method at December 31, 2001, 2000 and 1999 has been compiled from the unaudited financial statements of the respective partner companies and reflects certain historical adjustments. Revenue and net income of a partner company are excluded for periods prior to the year of acquisition.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,

	2001	2000

	(in thousands)
Balance Sheets
Current assets	$226,631	$1,283,334
Non-current assets	135,992	3,267,580

Total Assets	$362,623	$4,550,914

Current liabilities	$106,052	$436,951
Non-current liabilities	16,617	1,000,174
Shareholders’ equity	239,954	3,113,789

Total Liabilities and Shareholders’ Equity	$362,623	$4,550,914

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Results of Operations
Revenue:
Public companies	$1,354,585	$1,721,740	$1,074,315
Non-public companies	89,824	132,633	135,262

	$1,444,409	$1,854,373	$1,209,577

Net Loss	$(240,871)	$(500,808)	$(185,748)

6.     Financial Instruments

      In 1999, in order to mitigate the Company’s market exposure and generate cash, the Company entered into two forward sale contracts related to 3.4 million shares of its holdings in Tellabs common stock. The Company pledged these shares to Tellabs under contracts that expire in March and August 2002 and, in return, received approximately $139 million of cash. At maturity, the Company is required to deliver cash or Tellabs stock with a value determined by the stock price of Tellabs at maturity. The number of Tellabs shares to be delivered at maturity will range between 2.7 million to 3.4 million depending on the price of Tellabs stock at that date.

      The forward sale contracts are considered derivative financial instruments that have been designated as fair value hedging instruments under SFAS 133. The Company’s objective relative to the use of these hedging instruments is to limit the Company’s exposure to and benefits from price fluctuations in the underlying equity securities. Pursuant to SFAS 133, the Company transferred its Tellabs holdings into the trading category from the available-for-sale category effective January 1, 2001. At December 31, 2001, the fair value of its holdings in Tellabs and the value of the forward sale contracts are included in the caption Trading Securities on the Consolidated Balance Sheets. The Company accounts for the forward sale arrangements as hedges and has determined that the hedges are highly effective. Changes in the value of the hedge instrument are substantially offset by changes in the value of the underlying securities. The hedging of the Tellabs common stock was part of the Company’s overall risk management strategy, which includes the preservation of cash and the value of securities used to fund ongoing operations and future acquisition opportunities. The Company does not hold or issue any derivative financial instruments for trading purposes.

      The net loss recognized during the year ended December 31, 2001 was $11.7 million. This amount reflects a $128.5 million gain on the change in the fair value of the hedging contract, reduced by a

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$140.2 million loss on the change in fair value of the Tellabs holdings. These gains (losses) are reflected in Other Income (Loss), Net in the Consolidated Statements of Operations. The effect of the transition accounting at January 1, 2001, prescribed in SFAS 133 was not material.

      The Company’s liability of $172 million in connection with these transactions is included in Other Current Liabilities on the Consolidated Balance Sheets at December 31, 2001. The Company’s liability of $163 million at December 31, 2000 is included in Other Long-Term Liabilities on the Consolidated Balance Sheets. The initial cost of the transaction, $4.3 million, is being amortized over the life of the agreement and is included in Interest and Financing Expense in the Consolidated Statements of Operations.

      The risk of loss to the Company in the event of nonperformance by the counterparty under the forward sale contracts is not considered to be significant. Although the forward sale contracts expose the Company to market risk, fluctuations in the fair value of these contracts are mitigated by expected offsetting fluctuations in the pledged securities.

      In March 2002, the Company settled $89 million of the liability entered into in connection with the first hedge of its Tellabs holdings by delivering 2.0 million shares of Tellabs. The Company currently intends to settle the remaining liability of $83 million in August 2002 by delivering the remaining 1.4 million shares. As a result of these transactions, total current assets will be reduced by $176 million and total current liabilities will be reduced by $172 million in 2002. In 2002, the Company will record a net gain on settlement of this transaction of approximately $2 million.

7.     Long-term Debt

      The following is a summary of long-term debt:

	As of December 31,

	2001	2000

	(in thousands)
Parent company and other recourse debt	$22,224	$18,240
Subsidiary debt (non-recourse to parent)	5,675	503

Total debt	27,899	18,743
Current maturities of long-term debt	(7,761)	(5,250)

Long-term debt	$20,138	$13,493

      In November 2001, the Company entered into a new credit facility to provide for the issuances of letters of credit up to $10 million. Outstanding letters of credit under the credit facility must be cash secured. This credit facility is subject to an unused commitment fee of 0.25% per annum payable quarterly (subject to reduction based on deposits maintained at the bank). The Company terminated its former credit facility in November 2001. As of December 31, 2001, a letter of credit totaling $3.0 million was outstanding. In March 2002, the Company entered into a commitment for a new $25 million revolving credit facility, although there can be no assurance that the Company will be able to complete this agreement.

      Parent company and other recourse debt includes primarily mortgage obligations ($17.4 million) and bank credit facilities ($4.8 million). These obligations bear interest at fixed rates between 7.75% to 9.75%, and variable rates consisting of 72% of the prime rate (4.75% at December 31, 2001) or LIBOR (2.5% at December 31, 2001) plus 1.9%.

      At December 31, 2001, CompuCom had a $50 million working capital facility and a $125 million receivables securitization facility. The working capital facility, which matures in May 2002, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects to renew the working capital facility no later than its expiration in May 2002. Availability under the facility is

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to a borrowing base calculation. As of December 31, 2001, availability under the working capital facility was $50 million, and there were no amounts outstanding. The securitization facility’s pricing is based on a designated short-term interest rate plus an agreed upon spread. This rate was 2.5% at December 31, 2001 (including the spread). The securitization facility allows CompuCom to sell, on an ongoing basis, its trade accounts receivable to a consolidated, wholly owned special purpose subsidiary (SPS). The SPS has sold and, subject to certain conditions, may from time to time sell an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. CompuCom records these transactions as sales of accounts receivable. These sales are reflected as reductions of Accounts Receivable on the Consolidated Balance Sheets and are included in net cash provided by operating activities on the Consolidated Statements of Cash Flows. The proceeds from the sale of receivables are used primarily to fund CompuCom’s working capital requirements. CompuCom is retained as servicer of the receivables; however, the cost of servicing is not material. Discounts associated with the sale of receivables totaled $5.5 million, $12.6 million and $13.0 million in 2001, 2000 and 1999, respectively, and are included in Interest and Financing Expense in the Consolidated Statements of Operations. Amounts outstanding as sold receivables as of December 31, 2001 consisted of two certificates totaling $74 million, one certificate for $24 million with an April 2002 maturity date and one certificate for $50 million with an October 2003 maturity date. CompuCom expects the agreement relative to the $24 million certificate to be renewed no later than its expiration in April 2002. The amount outstanding as sold receivables as of December 31, 2000 consisted of two certificates totaling $150 million. Both facilities are subject to CompuCom’s compliance with selected financial covenants and ratios. At December 31, 2001, CompuCom was in compliance with their covenants.

      Subsidiary debt includes bank credit facilities, term loans and capital lease obligations of consolidated partner companies. These obligations bear interest at fixed rates ranging between 7.5% and 12.0% and variable rates consisting of the prime rate plus 1%.

      Aggregate maturities of long-term debt during future years are (in millions): $7.8 — 2002; $3.3 — 2003; $1.2 — 2004; $0.5 — 2005; $0.5 — 2006; and $14.6 — thereafter.

8.     Convertible Subordinated Notes

      In June 1999, the Company issued $200 million of 5% convertible subordinated notes due June 15, 2006. Interest is payable semi-annually. The notes are redeemable in whole or in part at the option of the Company on or after June 18, 2002, for a maximum of 102.5% of face value depending on the date of redemption and subject to certain restrictions. The notes are convertible into the Company’s common stock subject to adjustment under certain conditions including rights offerings and Safeguard Subscription Programs to the Company’s shareholders. Pursuant to the terms of the notes, the conversion rate of the notes at December 31, 2001 was $24.1135 of principal amount per share.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Accrued Expenses and Deferred Revenue

      Accrued expenses consisted of the following:

	As of December 31,

	2001	2000

	(in thousands)
Accrued payroll and payroll taxes	$35,761	$37,815
Accrued cost of software and licenses	35,412	24,079
Deferred revenue	14,324	13,956
Accrued restructuring charge	1,861	2,490
Other	37,080	52,382

	$124,438	$130,722

10.     Shareholders’ Equity

Common Stock

      In April 2000, the Company completed a follow-on public offering, selling 8.6 million shares of its common stock, including exercise in full of the underwriters’ over-allotment option, at $50 per share. Net proceeds to the Company were approximately $414 million (net of underwriters’ commission and offering expenses of approximately $17 million). The Company also received $200 million in total proceeds from the sale of its common stock to strategic investors.

      The Company purchased $46 million and $3 million of its common stock in the open market in 2000 and 1999, respectively, at an average price of $30.42 in 2000 and $17.97 in 1999.

Preferred Stock

      Shares of preferred stock, par value $10 per share, are voting and are issuable in one or more series with rights and preferences as to dividends, redemption, liquidation, sinking funds, and conversion determined by the Board of Directors. At December 31, 2001 and 2000, there were one million shares authorized and none outstanding.

Shareholders’ Rights Plan

      In February 2000, the Company adopted a shareholders’ rights plan. Under the plan, each shareholder of record on March 24, 2000 received the right to purchase 1/1000 of a share of the Company’s Series A Junior Participating Preferred Stock at the rate of one right for each share of the Company’s common stock then held of record. Each 1/1000 of a share of the Company’s Series A Junior Participating Preferred Stock is designed to be equivalent in voting and dividend rights to one share of the Company’s common stock. The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer that would result in such a person or group owning 15% or more of the Company’s common stock. If the rights do become exercisable, the Company’s shareholders, other than the shareholders that caused the rights to become exercisable, will be able to exercise each right at an exercise price of $300 and receive shares of the Company’s common stock having a market value equal to approximately twice the exercise price. As an alternative to paying the exercise price in cash, if the directors of the Company so determine, shareholders may elect to exercise their rights and, without the payment of any exercise price, receive half the number of shares of common stock that would have been received had the exercise price been paid in cash.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Stock-Based Compensation

      In 2001, the Company’s Board of Directors approved up to 4.2 million shares for issuance under an equity compensation plan to persons other than directors and executive officers of the Company. The Company’s 1999 Equity Compensation Plan provides for the grant of stock options, restricted stock awards, stock appreciation rights and performance units to employees, directors and consultants, with 9.0 million shares reserved for issuance. In 1999, the Company granted 300,000 options outside of existing option plans. Generally, outstanding options vest over four years after the date of grant and expire eight years after the date of grant. To the extent allowable, all grants are incentive stock options. All options granted under the plans to date have been at prices which have been equal to the fair market value at the date of grant. At December 31, 2001, the Company reserved 16.5 million shares of common stock for possible future issuance under its equity compensation plans. Several subsidiaries and most partner companies also maintain equity compensation plans for their employees and directors.

      Option activity is summarized below:

		Weighted
		Average
	Shares	Exercise Price

	(in thousands except per
	share amounts)
Outstanding at January 1, 1999	4,791	$7.36
Options granted	4,056	27.59
Options exercised	(1,615)	5.58
Options canceled/forfeited	(135)	10.12

Outstanding at December 31, 1999	7,097	19.28
Options granted	5,909	18.22
Options exercised	(567)	6.60
Options canceled/forfeited	(410)	22.47

Outstanding at December 31, 2000	12,029	19.22
Options granted	2,520	3.76
Options exercised	(186)	1.44
Options canceled/forfeited	(1,891)	22.87

Outstanding at December 31, 2001	12,472	$15.80

Options exercisable year-end	7,436
Shares available future grant	4,004

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes information about the Company’s stock options outstanding at December 31, 2001:

Options Outstanding						Options Exercisable

				Weighted Average	Weighted		Weighted
			Number	Remaining	Average	Number	Average
Range of			Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices			(in thousands)	(in years)	Price	(in thousands)	Price

$1.75	–	$2.12	1,185	7.2	$2.09	90	$1.83
3.51	–	5.28	3,888	5.9	5.10	2,049	5.25
5.53	–	10.81	1,836	4.1	8.78	1,508	9.02
10.92	–	14.97	1,860	4.8	12.24	1,812	12.25
20.00	–	30.47	1,724	6.3	27.33	839	26.74
30.98	–	58.21	1,935	5.9	44.06	1,127	44.25
67.44	–	89.72	44	6.2	79.22	11	79.22

$1.75	–	$89.72	12,472	5.7	$15.80	7,436	$16.12

      The Company made an offer to its employees to exchange stock options held by these employees for restricted shares of the Company’s stock. Under the exchange program, each employee with an outstanding stock option with an exercise price in excess of $15.00 per share was offered the opportunity to exchange the options for shares of restricted stock. In order to participate in the exchange, a participant had to exchange all eligible options held. The shares of restricted stock were issued on January 22, 2002, and vest on the later of July 22, 2002, or the date on which the unvested eligible option exchanged for the restricted shares would have vested. Vesting will be accelerated upon certain circumstances. Until the restricted stock vests, the shares are generally subject to forfeiture in the event an employee leaves the Company for a reason other than a termination for cause. As a result of the exchange, the Company issued 537,878 shares of restricted stock in return for 2,038,071 stock options that were canceled.

      Approximately $2.0 million of non-cash deferred compensation expense associated with the restricted stock will be expensed as the restricted stock vests, and will be reduced to the extent that a participant forfeits his or her shares of restricted stock received in the exchange prior to vesting. The deferred compensation charge is unaffected by future changes in the price of the common stock.

      The following tables reflects the Company’s options outstanding as if the exchange program had taken place at December 31, 2001:

		Weighted Average
	Shares	Exercise Price

	(in thousands except per
	share amounts)
Outstanding at December 31, 2001	12,472	$15.80
Options canceled/forfeited under exchange program	(2,038)	36.94

	10,434	$11.68

      In 2001, the Company modified certain stock options as a result of severance agreements. Additionally, included in options granted in 2001 are options granted to non-employee consultants. These options vest immediately and have a term of four years. The fair value of these options was determined using the Black-Scholes method assuming a volatility of 77%, a dividend yield of 0%, an average expected option life of four years and a risk-free interest rate of 4.6%. The Company recorded $0.4 million general and administrative expenses in 2001 related to these transactions.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2000, the Company modified certain stock options as a result of severance agreements. Additionally, included in options granted in 2000 are 97,500 options granted to non-employee consultants. These options vest immediately and have a term of four years. The fair value of these options was determined using the Black-Scholes method assuming a volatility of 75%, a dividend yield of 0%, an average expected option life of four years and a risk-free interest rate of 6.75%. The Company also granted 75,000 shares of its common stock with a fair value on the date of grant of $48.21 per share. These shares vested immediately. The Company recorded general and administrative expenses of $12.1 million in 2000 related to the above transactions.

      In June 2001, the Company granted 279,000 shares of its common stock to its employees, with a fair value on the date of grant of $1.3 million (or $4.785 per share). In July and August 2001, the Company granted 170,000 shares of its common stock to its employees, with a fair value on the date of grant of $0.7 million (or $4.32 per share). The value of the shares is being amortized over the vesting period of two years. During the year ended December 31, 2001, the Company recorded $0.7 million of expense related to these grants.

      The Company, its subsidiaries and its partner companies accounted for under the equity method apply APB 25 and related interpretations in accounting for stock option plans. Had compensation cost been recognized consistent with SFAS 123, the Company’s consolidated net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

		Year Ended December 31,

		2001	2000	1999

		(in thousands except per share amounts)
Consolidated net income (loss)	As reported	$(499,100)	$(212,404)	$123,526
	Pro forma	$(549,737)	$(251,340)	$110,057
Income (loss) per share
Basic	As reported	$(4.26)	$(1.86)	$1.22
	Pro forma	$(4.69)	$(2.20)	$1.09
Diluted	As reported	$(4.27)	$(1.87)	$1.16
	Pro forma	$(4.70)	$(2.21)	$1.04
Per share weighted average fair value of stock options issued on date of grant		$2.69	$12.08	$15.95

      The following range of assumptions were used by the Company, its subsidiaries and its companies accounted for under the equity method to determine the fair value of stock options granted in 2001, 2000 and 1999 using the Black-Scholes option-pricing model:

	Year Ended December 31,

	2001	2000	1999

Company
Dividend yield	0%	0%	0%
Expected volatility	90%	77%	60% to 75%
Average expected option life	5 Years	5 Years	5 Years
Risk-free interest rate	4.0% to 5.1%	5.0% to 6.5%	5.3% to 6.6%

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2001	2000	1999

Subsidiaries and Equity Method Companies
Dividend yield	0%	0%	0%
Expected volatility	0% to 183%	0% to 157%	0% to 100%
Average expected option life	3 to 10 years	2 to 10 years	4 to 5 years
Risk-free interest rate	1.8% to 6.7%	5.0% to 6.8%	5.0% to 6.6%

12.     Restructuring

Restructuring — 2000

      In 2000, CompuCom effected a restructuring plan designed to reduce its cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office facilities and reducing its workforce. As a result, CompuCom recorded a restructuring charge of $5.2 million in the first quarter of 2000 which is included as a separate line item on the Consolidated Statements of Operations. Restructuring activity is summarized as follows:

	Restructuring	Cash		Accrual at	Cash	Accrual at
	Charge	Payments	Other	12/31/00	Payments	12/31/01

	(in thousands)
Lease termination costs	$2,904	$(876)	$(258)	$1,770	$(361)	$1,409
Employee severance and related benefits	1,800	(1,774)	(16)	10	(10)	—
Other	465	(87)	(378)	—	—	—

Total	$5,169	$(2,737)	$(652)	$1,780	$(371)	$1,409

      Lease termination costs include the estimated cost to close the three office facilities and represents the amount required to fulfill CompuCom’s obligations under signed lease contracts, the net expense expected to be incurred to sublet the facilities or the estimated amount to be paid to terminate the lease contracts before the end of their terms. In developing the estimated costs, CompuCom has consulted with a professional real estate firm with knowledge of market rent rates in all applicable markets where CompuCom has space. Assumptions have been used for market rent rates and the estimated amount of time necessary to sublet the facilities. Payments, net of proceeds derived from subleases, are charged against the accrual as incurred. The remaining accrual at December 31, 2001 relates to two leases for the office facilities that have not been terminated, one of which is sublet.

      Severance is paid based on associates’ years of service and their level within the organization. The reduction in workforce included 308 associates.

      Other restructuring charges primarily include the write-off of leasehold improvements at the Houston distribution center.

      Based on revised estimates during 2000, the total accrual was reduced by $0.3 million.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring — 1998

      During 1998, CompuCom recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets as well as employee severance related to a reduction in workforce. Restructuring activity is summarized as follows:

	Accrual at	Cash		Accrual at	Cash	Accrual at
	12/31/1999	Payments	Other	12/31/2000	Payments	12/31/2001

	(in thousands)
Lease termination costs	$1,240	$(1,155)	$625	$710	$(258)	$452
Employee severance and related benefits	560	(514)	(46)	—	—	—

Total	$1,800	$(1,669)	$579	$710	$(258)	$452

      The amount accrued at December 31, 2001 for lease termination costs relates to seven remaining leases, two of which have not been sublet, of the original 65 leases which have not been terminated. The accrual represents the amount required to fulfill CompuCom’s obligations under signed lease contracts, the net expense expected to be incurred to sublet the facilities or the estimated amount to be paid to terminate the lease contracts before the end of their terms.

      Based on revised estimates during 2000, $46,000 of the severance related accrual was reversed. Also, additional expenses related to lease termination costs of approximately $0.6 million were recorded during 2000 due to changes in estimates on remaining properties.

      The restructuring accruals at December 31, 2001, are reflected in Accrued Expenses on the Consolidated Balance Sheets, and are expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and actual amounts paid will be reflected in operating expenses in future periods.

13.     Gains on Issuance of Stock by Affiliates

      Gains on issuance of stock by affiliates represent gains or losses on the issuance of stock by the Company’s affiliates to reflect the change in the Company’s share of the net equity of these companies. For the year ended December 31, 1999, the Company recognized $173 million of gains related to the issuance by Internet Capital Group of 31 million shares of its common stock in its initial public offering in August 1999, seven million shares of its common stock in a follow-on public offering in December 1999 and approximately three million shares in private placements and acquisitions completed in the fourth quarter of 1999. This pretax gain represents the increase in the Company’s share of Internet Capital Group’s net equity as a result of its stock issuances. In 1999, the Company recorded additional gains on stock issued by partner companies as a result of stock option exercises.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Other Income (Loss), Net

      Other income (loss), net, consists of the following:

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Gain on sale of public holdings, net	$226	$62,573	$64,936
Gain on sale of private partner companies, net	20,534	55,658	4,532
Unrealized loss on Tellabs and related forward sale contracts, net	(11,674)	—	—
Unrealized gain (loss) on trading securities, net	(149)	(5,025)	78,163
Impairment charges	(50,269)	(23,958)	(16,407)
Other	—	3,857	(2,820)

	$(41,332)	$93,105	$128,404

      During 2001, the Company sold shares of public holdings including Novell, received as a result of Novell’s acquisition of Cambridge Technology Partners, OAO Technology Solutions and Brandywine Realty Trust for aggregate net cash proceeds of $63.1 million and recorded gains of $0.2 million. During 2000, the Company sold shares of public holdings, including Diamond Technology Partners and eMerge Interactive (in its IPO), for aggregate net proceeds of $94.2 million and recorded gains of $62.6 million. During 1999, the Company sold shares of public holdings, including Diamond Technology Partners, and Internet Capital Group and Pac-West Telecomm (in their IPOs), for aggregate net proceeds of $75.9 million and recorded gains of $64.9 million.

      During 2001, the Company sold or liquidated several of its holdings in private partner companies. During 2001, the Company exchanged all of its holdings in ThinAirApps and Atlas Commerce for shares of Palm and VerticalNet, respectively. The Company received shares of Palm valued at $12.1 million and shares of VerticalNet valued at $15.3 million and a $1.8 million note receivable which was paid in January 2002. The Company recorded aggregate gains of $17.9 million on these transactions. The Company also sold or liquidated several other partner companies, including AgWeb, Buystream, fob, Mi8 and TechSpace Ventures and sold all or a portion of its interests in two private equity funds. The aggregate net proceeds of these transactions were $48.6 million, and the Company recorded gains of $2.6 million. During 2000, the Company sold several of its holdings in private partner companies, including Arista Learning Systems, Extant Communications and Multigen. The aggregate net proceeds, including proceeds from the subsequent sales of stock received in the transactions, totaled $66.1 million, including $6.0 million held in escrow, $3 million of which was collected in 2001. The Company recorded net gains of $55.7 million on the sale of private partner companies in 2000.

      As discussed in Note 6, the Company recorded a loss of $11.7 million related to its holdings in Tellabs. This amount reflects a $128.5 million gain on the change in the fair value of the hedging contract, reduced by a $140.2 million loss on the change in fair value of the Tellabs holdings. In March and August 2002, the Company will settle the Tellabs forward sales contracts by delivering all of its shares of Tellabs. In 2002, the Company will record a net gain on settlement of this transaction of approximately $2 million.

      Impairment charges reflects certain equity holdings accounted for under the cost method judged to have experienced an other than temporary decline in value (Note 5).

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Income Taxes

      The provision (benefit) for income taxes is as follows:

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Current
Federal	$(43,410)	$27,118	$20,552
State	386	750	565
Deferred, primarily federal	36,182	(128,191)	45,397

	$(6,842)	$(100,323)	$66,514

      Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income taxes as a result of the following:

	Year Ended December 31,

	2001	2000	1999

Statutory tax provision (benefit)	(35.0%)	(35.0%)	35.0%
Increase (decrease) in taxes resulting from:
Non-deductible goodwill amortization	0.5	0.6	1.0
Non-deductible compensation	—	0.5	—
Book/tax basis difference on securities	—	—	(1.7)
State taxes, net of federal tax benefit	—	0.2	0.2
Valuation allowance	32.7	—	—
Other	0.4	1.6	0.5

	(1.4%)	(32.1%)	(35.0%)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the non-current deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,

	2001	2000

	(in thousands)
Deferred tax assets:
Subsidiary/investee carrying values	$249,451	$131,414
Accounts receivable and inventories, reserves and tax capitalized costs	3,632	2,624
Tax loss and credit carryforwards	82,915	—
Other	4,224	1,274

Gross deferred tax assets	340,222	135,312
Valuation allowance	(212,651)	—

Deferred assets	127,571	135,312

Deferred tax liabilities:
Subsidiary/investee carrying values	(112,600)	(87,052)
Accelerated depreciation	(2,464)	(600)
Other comprehensive income	(1,061)	(2,870)
Other	(6,809)	(5,082)

Deferred tax liabilities	(122,934)	(95,604)

Net deferred tax asset	$4,637	$39,708

      The net deferred tax asset of $4.6 million at December 31, 2001 is included in Deferred Income Taxes of $3.2 million and $1.4 million in Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheets.

      The Company has not recognized a deferred tax liability for the difference between the book basis and tax basis of its holdings in the common stock of its consolidated subsidiaries (such difference relates primarily to unremitted income of the subsidiaries), because it does not expect this basis difference to become subject to tax at the parent level. The Company believes it can implement certain tax strategies to recover its basis in these subsidiaries tax-free.

      As of December 31, 2001, the Company had federal net operating loss carryforwards and federal capital loss carryforwards of $28.9 million and $53.2 million, respectively. The net operating loss carryforwards expire in 2021. The capital loss carryforwards expire in 2006. Limitations on utilization of both the net operating loss carryforward and capital loss carryforward may apply. The Company also had, through its subsidiaries that are not consolidated for tax purposes, additional net operating loss carryforwards of $154.9 million, which expire in the years 2010 to 2021. Accordingly, valuation allowances have been provided to account for the potential limitations on utilization of these tax benefits.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recognized that it is more likely than not that certain future tax benefits may not be realized as a result of current and future income. Accordingly, the valuation allowance has been increased in the current year to reflect lower than anticipated net deferred tax asset utilization.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Net Income (Loss) Per Share

      The calculations of net income (loss) per share were:

	Year Ended December 31,

	2001	2000	1999

	(in thousands except per share amounts)
Basic:
Net income (loss)	$(499,100)	$(212,404)	$123,526
Average common shares outstanding	117,290	114,068	101,134

Basic	$(4.26)	$(1.86)	$1.22

Diluted:
Net income (loss)	$(499,100)	$(212,404)	$123,526
Effect of: Public holdings	(1,433)	(590)	(595)
Dilutive securities	—	—	5,178

Adjusted net income (loss)	$(500,533)	$(212,994)	$128,109

Average common shares outstanding	117,290	114,068	101,134
Effect of: Dilutive options	-	—	2,605
Dilutive securities	—	—	7,171

Average common shares assuming dilution	117,290	114,068	110,910

Diluted	$(4.27)	$(1.87)	$1.16

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

      The computation of average common shares outstanding for the year ended December 31, 2001, excludes 0.4 million shares of non-vested restricted stock granted in 2001.

      Approximately 0.2 million weighted average common stock equivalents related to stock options and approximately 8.3 million shares representing the weighted average effect of assumed conversion of the convertible subordinated notes were excluded from the denominator in the calculation of diluted loss per share for the year ended December 31, 2001, because their effect was anti-dilutive. For the year ended December 31, 2000, these amounts were 2.6 million and 8.3 million, respectively.

17.     Related Party Transactions

      Through April 2000, the Company charged administrative service fees to certain partner companies for strategic and operational support that it provided in the normal course of its business. These services were provided by the Company’s employees and outside consultants. In 2000 and 1999, the Company received $0.1 million and $1.9 million, respectively, for these services.

      The Company’s affiliates have transactions in the normal course of business with other affiliates. For example, CompuCom recorded total revenues of approximately $0.8 million, $4.2 million and $1.4 million in 2001, 2000 and 1999, respectively, from the Company and its affiliates. Additionally, CompuCom incurred consulting-related expenses of $0.1 million, $1.1 million and $3.5 million in 2001, 2000 and 1999, respectively, for services provided by affiliates of the Company. Additionally, the Company leased space to certain affiliates.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 1999, the Company purchased 367,866 shares of Tangram for approximately $0.8 million from an officer and director of Tangram.

      The Company has loans due from employees and officers of $0.3 million at December 31, 2001. Each loan is a full-recourse loan secured by a pledge of restricted shares. The interest rates range from 5.43% to 6.46%, with due dates ranging from February to May 2002.

      During October 2000, the Company extended a $10 million loan to the Company’s former Chairman and Chief Executive Officer, Mr. Musser, and guaranteed a $35 million loan to him, each in connection with his margin loan arrangements. Mr. Musser had incurred margin debt and obligations with respect to margin debt at several brokerage firms. The securities subject to the margin account included approximately 8,000,000 shares of Safeguard common stock. With the goal of maintaining an orderly trading market for the Company’s stock, the Company extended the guarantee and advanced the loan. The $10 million loan bore interest at the prime rate and was payable in full on March 15, 2001. On December 3, 2000, Mr. Musser repaid in full the principal and accrued interest on the $10 million loan. At December 31, 2000, the guarantee was cash secured by the Company. This cash is included in Restricted Cash on the Consolidated Balance Sheets at December 31, 2000. Mr. Musser’s obligations to the Company under the guarantee arrangements were secured by interests in securities and real estate. In May 2001, Safeguard consummated a definitive agreement with Mr. Musser under which the Company loaned him $26.5 million to repay in full his margin loans which were guaranteed by the Company and to pay certain tax obligations and expenses. As a result of the repayment of these margin loans, the Company’s $35 million guarantee was extinguished. The loan bears interest at an annual rate of 7% and is payable on demand at any time after January 1, 2003. Mr. Musser granted the Company security interests in securities and real estate as collateral. After April 30, 2006, the Company will have recourse against Mr. Musser personally, except with respect to certain ongoing compensation to be received by him. The Company has the right to sell the collateral at any time and apply the net after-tax proceeds from the sales of the collateral against amounts outstanding on the loan. The outstanding balance of the loan at December 31, 2001 was approximately $25.0 million. Until April 30, 2006, the Company will have recourse only against the collateral.

      In 1999, the Company loaned an officer of the Company $0.5 million evidenced by a term note receivable. Interest on the note accrued at the prime rate. In 2001, the officer tendered shares of the certain partner companies to repay the loan. In 2000, the Company advanced this same officer a loan in connection with the purchase of his house. This loan was repaid in full with interest within 15 days.

      In 1999, the Company loaned an officer and a director of CompuCom $0.8 million to exercise CompuCom stock options. Interest on the note accrued at a rate of 4.3% per annum. The note was paid in full in December 2001.

      In 1997, the Company established limited partnerships to hold its ownership interests in affiliates. At the time the partnership is created, the Company allocates 10.0% to 15.0% interest in these partnerships for purchase for a nominal amount by Company officers and certain associates. The Company is the sole general partner and retains the remaining interest. Distributions to limited partners are subject to the achievement of certain thresholds.

      In 1994 and 1998, CompuCom loaned an officer and director $1.2 million and $2.0 million, respectively, evidenced by term notes receivable. The loans were used to purchase shares of CompuCom’s common stock. Interest on the notes accrued at rates of 6.0% and 5.1% per annum, respectively. In January 2000, the individual transferred shares of CompuCom’s common stock to CompuCom in satisfaction of the two notes receivable plus accrued interest. This officer is no longer employed by CompuCom.

      In 1997 and 1999, CompuCom loaned an officer and director $0.7 million and $0.6 million, respectively, evidenced by term notes receivable. Portions of the loan proceeds were used to exercise stock options. Interest on the notes accrued at rates of 6.3% and 5.7% per annum, respectively. In February 2001, the individual

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transferred shares of CompuCom’s common stock to CompuCom in satisfaction of the two notes receivable plus accrued interest.

      In 1998, CompuCom loaned an officer and director $0.8 million evidenced by a term note receivable. Interest on the note accrued at a rate of 4.3% per annum and is payable upon maturity of the note, which was December 31, 2001. The loan proceeds were used to exercise stock options. In February 2001, the individual transferred shares of CompuCom’s common stock to CompuCom in satisfaction of the note receivable plus accrued interest. This officer is no longer employed by CompuCom.

      All of the loans issued by CompuCom were full recourse loans. In addition, CompuCom retained physical possession of the applicable stock certificates to be held as collateral. Since February 2001, CompuCom has no loans outstanding to current or former officers or directors.

      As discussed in Note 3, CompuCom purchased certain assets and assumed certain liabilities of Excell in July 2001. Excell was a subsidiary of Cambridge Technology Partners. At the time of the acquisition, the Company held a 16% equity ownership interest in Cambridge.

      In July 2001, Novell acquired all of the outstanding shares of Cambridge. The Company owned 16% of Cambridge prior to the Novell acquisition. A director of the Company was the CEO of Cambridge and is currently CEO of Novell.

      In the normal course of business, the Company’s directors, officers and employees hold board positions of companies in which the Company has a direct or indirect ownership interest.

      The CEO of Internet Capital Group, of which the Company owns a 14% voting interest, is a member of the Company’s Board of Directors.

      The Company’s Chairman is the president and CEO of TL Ventures. The Company has invested or committed a total of $66.5 million in the seven TL Ventures and EnerTech Capital funds. The Company owns less than 7% of the partnership interests of each of these funds.

      In December 2001, Atlas Commerce merged with VerticalNet. The Company owned 34% of Atlas prior to the merger. Internet Capital Group, of which the Company owns 14%, owns 22% of the outstanding stock of VerticalNet.

      During 2001, MegaSystems, Inc. was merged into Pacific Title in a transaction in which each holder of MegaSystems equity received equity in Pacific Title. Prior to the merger, the Company owned approximately 59% of Pacific Title and 50% of MegaSystems. After the merger and the conversion of debt held by the Company into equity, the Company owns approximately 84% of the combined company. At the time of the merger, the CEO of MegaSystems was Mr. Musser’s spouse, Hillary Grinker Musser. At the time of the merger, Mrs. Musser resigned as an employee of MegaSystems, received a one-time $50,000 consulting payment, and her 10% equity stake in MegaSystems was converted in the merger into a 2% equity stake in Pacific Title.

      In May 1999, the Company loaned $2.5 million to Allied Resource Corporation. The loan accrued interest at the prime rate plus 1%, and was repaid in full with accrued interest in May 2001. In connection with this loan, Allied issued to the Company warrants to purchase 62,500 shares of class A common stock at an exercise price of $10.00. Dr. Schimmelbusch, a former director of the Company, is chairman and a significant stockholder of Allied.

      In May 2000, the Company acquired for $1 million a 5% equity position in Neuronyx, Inc., a biotechnology company founded by one of the Company’s former directors, Hubert J.P. Schoemaker. Dr. Schoemaker is president, chairman and a significant stockholder of Neuronyx.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Commitments and Contingencies

Litigation Arising Out Of The Initial Public Offering of Opus360 Corporation

      Beginning in April 2001, the Company, CompuCom and a former officer of the Company who served as a Director of Opus360 Corporation, were named in putative class actions filed in federal court in New York. The plaintiffs allege material misrepresentations and/or omissions in connection with the initial public offering of Opus360 Corporation stock on April 7, 2000.

      The cases are brought against Opus360, its officers and directors (including the former Company officer), the Company, CompuCom, and Opus360’s underwriters. In these cases, the plaintiffs allege, among other things, that the prospectus and registration statement for Opus360’s initial public offering contained misrepresentations and/or omissions regarding: (1) Opus360’s products, including Opus Xchange; (2) Opus360’s cash flow and liquidity, including its need for additional financing in the 12 month period following the initial public offering; and (3) Opus360’s relationships with its customers. Plaintiffs assert claims under Sections 11, 12 and 15 of the Securities Act of 1933. Plaintiffs seek damages in an amount in excess of $70 million. The cases have been consolidated into a single proceeding and the court has approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. Plaintiffs have filed a consolidated and amended complaint. The Company and the other defendants have moved to dismiss this complaint for failure to state a claim upon which relief may be granted. While the outcome of this litigation is uncertain, the Company believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

Safeguard Scientifics Securities Litigation

      On June 26, 2001, the Company and Warren V. Musser, the Company’s former Chairman, were named as defendants in a putative class action filed in federal court in Philadelphia. Plaintiffs allege that defendants failed to disclose that Mr. Musser had pledged some or all of his Safeguard stock as collateral to secure margin trading in his personal brokerage accounts. Plaintiffs allege that defendants’ failure to disclose the pledge, along with their failure to disclose several margin calls and the consequences thereof on Safeguard’s stock price, violated the federal securities laws. Plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

      On August 17, 2001, a second putative class action was filed against the Company and Mr. Musser asserting claims similar to those brought in the first proceeding. In addition, plaintiffs in the second case allege that the defendants failed to disclose possible or actual manipulative aftermarket trading in the securities of the Company’s partner companies, the impact of competition on prospects for one or more of the Company’s partner companies and the Company’s lack of a superior business plan.

      These two cases have been consolidated for further proceedings under the name “In Re: Safeguard Scientifics Securities Litigation” and the Court has approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. The Company will respond to the amended and consolidated complaint that the Court has directed plaintiffs’ to file. While the outcome of this litigation is uncertain, the Company believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuit vigorously.

Other

      The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

      The Company and its subsidiaries conduct a portion of their operations in leased facilities and lease machinery and equipment under leases expiring at various dates to 2019. Total rental expense under operating leases was $15.1 million, $14.4 million and $12.4 million in 2001, 2000 and 1999, respectively. Future

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2001, are (in millions): $15.6 — 2002; $12.2 -2003; $8.6 — 2004; $5.5 — 2005; and $4.7 — 2006.

      In connection with its ownership interests in certain affiliates, the Company has guaranteed $9 million of bank loan and other commitments, and has committed capital of approximately $80 million to various affiliates, to be funded over the next several years, including approximately $26 million which is expected to be funded in the next twelve months.

      The Company has received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner to the fund for a further distribution to the funds limited partners.

      Because many of the Company’s affiliates are not majority-owned subsidiaries, changes in the value of the Company’s interests in affiliates and the income or loss attributable to them could require the Company to register under the Investment Company Act unless it takes action to avoid being required to register. However, the Company believes it is not an investment company and can take steps to avoid being required to register under the Investment Company Act which would not adversely affect its operations or shareholder value.

      In 2001, the Company entered into employment agreements with certain of its executive officers. The Company agreed to pay severance amounts under certain circumstances. During the year ended December 31, 2001, the Company recorded expense of $4.5 million and made payments of $3.6 million under these agreements. The remaining liability of $0.9 million is included in Accrued Expenses on the Consolidated Balance Sheets.

      In October 2001, the Company entered into an agreement with its former Chairman and Chief Executive officer to provide for annual payments of $650,000 per year and certain health care and other benefits for life. As a result of this agreement, the Company recorded expense of $5.5 million, which is included in General and Administrative Expense in the Consolidated Statements of Operations. The related current liability of $0.4 million is included in Accrued Expenses and the long-term portion of $5.1 million is included in Other Long-Term Liabilities on the Consolidated Balance Sheets at December 31, 2001.

      During October 2001, the Company appointed a new Chief Executive Officer and a new Chairman. During the fourth quarter of 2001, the Company entered into an employment agreement with the new Chief Executive Officer providing for, among other things, a base salary of $500,000 per year and a grant of 1,000,000 options at a price per share equal to the fair market value on the date of grant. The Company also entered into an arrangement with its new Chairman under which he will receive annual fees of $75,000 and a grant of 75,000 options at the fair market value on the date of grant.

19.     Parent Company Financial Information

      The Company’s Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999 reflect certain entities accounted for under the consolidation method of accounting as discussed in Note 1.

      Parent company financial information is provided to present the financial position and results of operations of the Company as if the less than wholly owned consolidated companies were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Parent Company Balance Sheets

	As of December 31,

	2001	2000

	(in thousands)
Assets
Cash and cash equivalents	$171,531	$117,774
Short-term investments	—	51,230
Restricted cash	8,033	35,000
Trading securities	205,553	3,446
Income tax receivable	62,647	14,474
Other current assets	18,299	15,548

Total current assets	466,063	237,472
Ownership interests in and advances to affiliates	274,389	759,914
Available-for-sale securities	4,822	214,233
Note receivable — related party	25,046	—
Other	71,009	113,415

Total Assets	$841,329	$1,325,034

Liabilities and Shareholders’ Equity
Current liabilities, primarily accrued expenses and accounts payable	$23,632	$42,899
Other current liabilities	171,804	—

Total current liabilities	195,436	42,899
Long-term debt	16,676	13,421
Other long-term liabilities	10,541	164,277
Convertible subordinated notes	200,000	200,000
Shareholders’ equity	418,676	904,437

Total Liabilities and Shareholders’ Equity	$841,329	$1,325,034

      Debt includes primarily mortgage obligations ($17.4 million) and bank credit facilities ($4.8 million). These obligations bear interest at fixed rates between 7.75% to 9.75%, and variable rates consisting of 72% of the prime rate (4.75% at December 31, 2001) or LIBOR (2.5% at December 31, 2001) plus 1.9%.

      Aggregate maturities of long-term debt during future years are (in millions): $0.7 — 2002; $0.5 — 2003; $0.5 — 2004; $0.5 — 2005; $0.6 — 2006; and $14.6 — thereafter.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Parent Company Statements of Operations

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Revenue	$71,106	$38,459	$15,449

Operating expenses:
Cost of sales	31,517	8,858	—
Selling	1,747	384	—
General and administrative	77,020	95,264	44,029
Depreciation and amortization	8,619	5,109	1,664

Total operating expenses	118,903	109,615	45,693

	(47,797)	(71,156)	(30,244)
Gains on issuance of stock by affiliates	—	—	175,662
Other income (loss), net	(41,332)	92,115	128,404
Interest and financing expense, net	(12,895)	(7,046)	(13,014)

Income (loss) before income taxes and equity loss	(102,024)	13,913	260,808
Income taxes	9,740	102,462	(61,884)
Equity loss	(406,816)	(328,779)	(75,398)

Net income (loss)	$(499,100)	$(212,404)	$123,526

      The Company’s share of income or losses of its less than wholly owned consolidated subsidiaries are reflected in Equity Loss.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Parent Company Statements of Cash Flows

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Operating Activities
Net income (loss)	$(499,100)	$(212,404)	$123,526
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	8,619	5,109	1,664
Deferred income taxes	37,622	(127,505)	39,217
Equity loss	406,816	328,779	75,398
Gains on issuance of stock by affiliates	—	—	(175,662)
Non-cash compensation charges	1,227	12,603	434
Tax benefit of stock option exercises	(88)	(4,099)	(7,051)
Other income (loss), net	41,332	(92,115)	(128,404)
Cash provided (used) by changes in working capital items:
Other receivables, net	(1,059)	4,270	2,998
Income tax receivable	(48,173)	—	—
Accounts payable, accrued expenses and other	22,238	13,549	2,021

Net cash used in operating activities	(30,566)	(71,813)	(65,859)
Investing Activities
Proceeds from sales of available-for-sale and trading securities	19,365	98,649	53,565
Proceeds from sales of and distributions from affiliates	101,638	74,199	84,522
Advances to affiliates	(18,619)	(32,293)	(56,417)
Repayment of advances to affiliates	1,331	15,550	8,150
Acquisitions of ownership interests in affiliates and subsidiaries, net of cash acquired	(77,736)	(478,729)	(212,294)
Capital expenditures	(817)	(5,136)	(2,882)
Advances to related party, net	(23,936)	—	—
Decrease (increase) in short-term investments and restricted cash	81,695	(86,230)	—
Other, net	(1,359)	3,015	(6,209)

Net cash provided by (used in) investing activities	81,562	(410,975)	(131,565)
Financing Activities
Borrowing on revolving credit facilities	—	100,000	182,000
Repayments on revolving credit facilities	—	(100,000)	(290,107)
Borrowings on long-term debt	4,029	55	—
Repayments on long-term debt	(1,537)	(1,514)	(765)
Proceeds from issuance of convertible subordinated notes	—	—	200,000
Payment of financing costs on convertible subordinated notes	—	—	(6,178)
Proceeds from financial instruments	—	—	139,309
Repurchase of Company common stock	—	(46,486)	(2,695)
Issuance of Company common stock, net	269	614,971	7,910

Net cash provided by financing activities	2,761	567,026	229,474

Net Increase in Cash and Cash Equivalents	53,757	84,238	32,050
Cash and Cash Equivalents at beginning of year	117,774	33,536	1,486

Cash and Cash Equivalents at end of year	$171,531	$117,774	$33,536

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.     Supplemental Non-cash Financing and Investing Activities

      During the year ended December 31, 2001, the Company exchanged all of its holdings in Cambridge Technology Partners for shares of Novell. Also during the year ended December 31, 2001, the Company exchanged all of its holdings in ThinAirApps and Atlas Commerce for shares of Palm and VerticalNet, respectively.

      During the years ended December 31, 2001, 2000 and 1999, the Company converted $8.9 million, $30.8 million and $12.9 million, respectively, of advances to affiliates into ownership interests in affiliates. Additionally, in 1999, in connection with the reverse merger of Pacific Title/ Mirage into LifeFX, the Company received warrants convertible into approximately 10 million shares of LifeFX in exchange for conversion of all of the outstanding debt of Pacific Title/ Mirage.

      Interest paid in 2001, 2000 and 1999 was $20.4 million, $28.9 million and $39.3 million, respectively, of which $10.0 million in 2001 and 2000 and $7.3 million in 1999 related to the Company’s convertible subordinated notes.

      Cash paid for taxes in the years ended December 31, 2001, 2000 and 1999 was $9.4 million, $28.2 million and $36.6 million, respectively.

      As discussed in Note 3, the Company issued 0.3 million, 0.2 million and 1.3 million shares of the Company’s common stock in 2001, 2000 and 1999, respectively, to acquire interests in partner companies.

      In 1999, $71.3 million of convertible subordinated notes issued in 1996 were converted into 7.4 million shares of the Company’s common stock.

      During the years ended December 31, 2001, 2000 and 1999, the Company received stock distributions from its interests in private equity funds with a fair value at the time of distribution of $7.2 million, $56.0 million and $4.3 million, respectively.

21.     Operating Segments

      Our reportable segments include General Safeguard Operations, Partner Company Operations and CompuCom Operations. General Safeguard Operations includes the expenses of providing strategic and operational support to the Company’s partner companies and private equity funds, and also includes the effect of certain private equity funds which the Company accounts for under the equity method. General Safeguard Operations also includes the effect of transactions and other events incidental to the Company’s ownership interests in its partner companies and its operations in general, including sales of public and private partner companies and private equity funds, gains or losses on public holdings classified as trading securities, and impairment charges on affiliates accounted for under the cost method. Partner Company Operations reflects the operations of all of the Company’s partner companies other than CompuCom (included in CompuCom Operations). The partner companies included under Partner Company Operations are accounted for under either the consolidated or the equity method. CompuCom Operations includes the results of the Company’s majority-owned subsidiary, CompuCom. The following table reflects consolidated operating data by reported segments (in thousands). All significant intersegment activity has been eliminated. Accordingly, segment

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results reported exclude the effect of transactions between the Company and its subsidiaries. Assets are the owned or allocated assets used by each operating segment.

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Summary of Consolidated Net Income (Loss)
General Safeguard Operations	$(111,420)	$58,883	$173,006
Partner Company Operations	(391,083)	(274,260)	(57,192)
CompuCom Operations	3,403	2,973	7,712

	(499,100)	$(212,404)	$123,526

General Safeguard Operations
Other revenue	$27,063	$22,299	$13,912
Operating expenses
General and administrative	69,133	88,042	43,429
Depreciation and amortization	2,540	2,178	1,664

Total operating expenses	71,673	90,220	45,093

	(44,610)	(67,921)	(31,181)
Gains on issuance of stock by affiliates	—	—	175,662
Other income (loss), net	(41,332)	92,115	128,404
Interest and financing expense, net	(13,835)	(6,949)	(13,443)

Income (loss) before income taxes and equity income	(99,777)	17,245	259,442
Income taxes	2,157	(35,270)	(87,018)
Equity income	(13,800)	76,908	582

Net Income (Loss) from General Safeguard Operations	$(111,420)	$58,883	$173,006

Partner Company Operations
Revenue
Product sales	$19,432	$18,466	$13,156
Service sales	63,684	19,824	14,912

	83,116	38,290	28,068
Operating expenses
Cost of sales — product	3,428	4,415	1,893
Cost of sales — service	42,466	11,931	6,189
Selling and service	24,318	16,169	8,873
General and administrative	15,216	12,969	14,173
Depreciation and amortization	14,099	8,182	5,497

Total operating expenses	99,527	53,666	36,625

	(16,411)	(15,376)	(8,557)
Interest and financing expense, net	(652)	(1,573)	(330)

Loss before income taxes, minority interest and equity loss	(17,063)	(16,949)	(8,887)
Income taxes	7,570	138,546	25,435
Minority interest	557	973	(66)
Equity loss	(382,147)	(396,830)	(73,674)

Net Loss from Partner Company Operations	$(391,083)	$(274,260)	$(57,192)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
CompuCom Operations
Revenue
Product sales	$1,533,567	$2,439,106	$2,648,342
Service sales	281,922	271,531	303,922

	1,815,489	2,710,637	2,952,264
Operating expenses
Cost of sales — product	1,389,417	2,253,209	2,432,175
Cost of sales — service	182,090	172,287	201,019
Selling and service	119,729	134,182	156,163
General and administrative	86,657	99,040	94,445
Depreciation and amortization	24,109	23,102	23,367
Restructuring	—	5,417	387

Total operating expenses	1,802,002	2,687,237	2,907,556

	13,487	23,400	44,708
Other income, net	—	990	—
Interest and financing expense, net	(3,308)	(15,278)	(23,195)

Income before income taxes and minority interest	10,179	9,112	21,513
Income taxes	(2,885)	(2,953)	(4,931)
Minority interest	(3,891)	(3,186)	(8,870)

Net Income from CompuCom Operations	$3,403	$2,973	$7,712

	As of December 31,

	2001	2000

Assets	(in thousands)
General Safeguard Operations
Cash and cash equivalents, short-term investments and restricted cash	$166,081	$202,440
Trading securities	205,553	3,446
Ownership interests in and advances to affiliates	14,671	33,601
Available-for-sale securities	4,822	214,233
Other	108,883	93,371

	500,010	547,091

Partner Company Operations
Ownership interests in and advances to affiliates	118,269	579,369
Other	127,369	81,605

	245,638	660,974
CompuCom Operations	446,615	440,194

	$1,192,263	$1,648,259

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.     Selected Quarterly Financial Information (Unaudited)

	Three Months Ended,

	March 31	June 30	September 30	December 31

	(in thousands except per share data)
2001
Revenue	$576,975	$515,024	$432,564	$401,105
Total operating expenses	586,904	523,605	446,139	416,554

	(9,929)	(8,581)	(13,575)	(15,449)
Other income (loss), net	(9,275)	(28,300)	(12,860)	9,103
Interest expense, net	(4,747)	(3,755)	(4,624)	(4,669)

Net loss before income taxes, minority interest and equity loss	(23,951)	(40,636)	(31,059)	(11,015)
Income taxes	9,257	(3,071)	587	69
Minority interest	(1,050)	(1,248)	(671)	(365)
Equity loss	(233,999)	(65,517)	(44,940)	(51,491)

Net loss	$(249,743)	$(110,472)	$(76,083)	$(62,802)

Net loss per share(a)
Basic	$(2.13)	$(0.94)	$(0.65)	$(0.54)
Diluted	$(2.13)	$(0.95)	$(0.65)	$(0.54)
2000
Revenue	$587,767	$712,979	$742,809	$727,671
Total operating expenses	622,849	726,842	748,181	733,251

	(35,082)	(13,863)	(5,372)	(5,580)
Other income (loss), net	52,456	32,564	34,457	(26,372)
Interest expense, net	(9,504)	(2,599)	(3,219)	(8,478)

Net income (loss) before income taxes, minority interest and equity income (loss)	7,870	16,102	25,866	(40,430)
Income taxes	(15,937)	(1,169)	13,865	103,564
Minority interest	8,599	(1,730)	(3,884)	(5,198)
Equity income (loss)	29,066	(11,033)	(61,035)	(276,920)

Net income (loss)	$29,598	$2,170	$(25,188)	$(218,984)

Net income (loss) per share(a)
Basic	$0.28	$0.02	$(0.22)	$(1.87)
Diluted	$0.26	$0.02	$(0.22)	$(1.88)

(a)	Per share amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period. Additionally, in regard to diluted per share amounts only, quarterly amounts may not add to the annual amounts because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive, and because of the adjustments to net income for the dilutive effect of public holdings common stock equivalents and convertible securities.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Certain prior year amounts have been reclassified to conform to the current year presentation. In accordance with EITF Topic No. D-103, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred”, the Company reclassified out-of-pocket expenses reimbursed by clients as Revenue and reported the related costs in General and Administrative Expense on the Consolidated Statements of Operations. This reclassification had no effect on net income or loss.

23.     Trade and Vendor Accounts Receivable

      The following table summarizes the activity in the allowance for doubtful accounts:

(in thousands)

Balance, January 1, 1999	$4,769
Charged to costs and expenses	2,719
Charge-offs	(1,884)

Balance, December 31, 1999	5,604
Charged to costs and expenses	3,487
Charge-offs	(4,859)
Other	96

Balance, December 31, 2000	4,328
Charged to costs and expenses	889
Charge-offs	(2,251)
Other	300

Balance, December 31, 2001	$3,266

24.     Subsequent Events

      From January 1, 2002 through March 20, 2002, the Company funded $7 million of commitments made prior to December 31, 2001. Additionally, from January 1, 2002 through March 20, 2002, the Company committed $9 million and funded $6 million to acquire ownership interests in or make advances to new and existing affiliates.

      As discussed in Note 11, the Company completed a stock option exchange program.

      As discussed in Note 6, in March 2002 the Company settled $89 million of the liability entered into in connection with the first hedge of our Tellabs holdings by delivering 2.0 million shares of Tellabs.

      As discussed in Note 7, the Company entered into a commitment for a $25 million revolving credit facility in March 2002.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

      None.

Part III.

Item 10.	Directors and Executive Officers Of The Registrant

			Director,
			Executive
			Officer or Key
Name	Age	Position(s)	Employee Since

Executive Officers:
Anthony L. Craig	56	President, Chief Executive Officer and Director	2001
Michael F. Cola	42	Managing Director, Corporate Operations	2002
Christopher J. Davis	49	Managing Director and Chief Financial Officer	2001
Anthony A. Ibargüen	42	Managing Director, Business & IT Services	2002
N. Jeffrey Klauder	49	Managing Director and General Counsel	2000
Directors:
Robert E. Keith, Jr.	60	Chairman of the Board	1996
Vincent G. Bell, Jr.	76	Director	1956
Walter W. Buckley, III	42	Director	2000
Michael J. Emmi	60	Director	1998
Robert A. Fox	72	Director	1981
Jack L. Messman	62	Director	1994
Warren V. Musser	75	Chairman Emeritus	1953
Russell E. Palmer	67	Director	1989
John W. Poduska, Sr.	64	Director	1987
Carl J. Yankowski	53	Director	2000

      Mr. Craig became president and chief executive officer of Safeguard in October 2001. Before joining Safeguard, Mr. Craig was chief executive officer from January 1999 to October 2001, and remains chairman, of Arbinet Holdings, Inc., a leading online trading exchange for the telecommunications industry. Before Arbinet, he served as president and chief executive officer of Global Knowledge Network, a premier provider of technology learning services, from January 1997 to February 1999. Mr. Craig has also served as corporate vice president for Digital Equipment Corporation, senior vice president for Oracle Systems Corporation, and president and chief executive officer of Prime Computer. Mr. Craig has also held the positions of vice president of General Electric Company and president and chief executive officer of GE Information Services, as well as a series of executive assignments internationally at IBM Corporation. Mr. Craig is a director of CompuCom Systems, Inc.

      Mr. Cola joined Safeguard as vice president of operations and management services in February 2000 and became managing director, corporate operations in January 2002. Prior to joining Safeguard, Mr. Cola spent eight years as vice president, Global Clinical Operations, at AstraZeneca, where he was responsible for global clinical and U.S. product development operations and technology solutions integration. Prior to joining AstraZeneca, Mr. Cola was responsible for re-engineering processes and systems in manufacturing and product development at Campbell Soup Company. Mr. Cola is a director of ChromaVision Medical Systems, Inc.

      Mr. Davis joined Safeguard as vice president, strategic development in March 2000 and became executive vice president and chief financial officer in August 2001 and managing director and chief financial officer in January 2002. Prior to joining Safeguard, Mr. Davis served for three years as president and chief executive officer of LFC Financial Corporation, a privately held financial services company engaged in complex financing transactions, and as chief financial officer for the preceding nine years. Mr. Davis began his career at Coopers & Lybrand as a certified public accountant and has also been an independent consultant for early stage, technology-oriented companies. Mr. Davis is a director of eMerge Interactive, Inc. and USDATA Corporation.

      Mr. Ibargüen joined Safeguard’s executive team in January 2002. Prior to joining Safeguard, Mr. Ibargüen was managing director and president of professional services with Internet Capital Group, which he joined in December 1999, and president and chief operating officer of Tech Data Corporation from September 1996 to December 1999. Previously, he was co-founder and executive vice president of Entex Information Services, a privately held $2 billion systems integrator subsequently acquired by Siemens Business Services. Mr. Ibargüen started his career at IBM where he held a variety of sales, marketing and management positions. Mr. Ibargüen is a director of Smartdisk Corporation.

      Mr. Klauder joined Safeguard as senior vice president in April 2000 and became executive vice president and general counsel in December 2000 and managing director and general counsel in January 2002. Prior to joining Safeguard, Mr. Klauder was a partner in Morgan, Lewis & Bockius LLP, a law firm, since 1986, where he was co-chair of the firm’s Mergers & Acquisitions Group and a member of the firm’s Advisory Board.

      Mr. Keith was appointed chairman of the Board of Safeguard in October 2001, prior to which he served as vice chairman since February 1999. Mr. Keith also served as a member of the office of the chief executive of Safeguard from April 2001 to October 2001. Mr. Keith has been a managing director of TL Ventures and its predecessor funds since 1988. He has served as president since 1991, and as chief executive officer since February 1996, of Technology Leaders Management, Inc., a private equity capital management company that is a subsidiary of Safeguard. Mr. Keith is also a senior adviser to, and co-founder of, EnerTech Capital Partners, a venture capital fund that targets technology companies that benefit from deregulation of the utility industry. Mr. Keith is a director of Internet Capital Group, Inc.

      Mr. Bell is president of Verus Corporation, a management investment firm he formed in 1987. From April 2001 to October 2001, Mr. Bell served as acting chief executive officer of Safeguard and as a member of the office of the chief executive. Before 1987, Mr. Bell was chairman of the Board and chief executive officer of Safeguard Business Systems, Inc., an information systems company.

      Mr. Buckley is a co-founder and director of, and has served as chief executive officer of, Internet Capital Group, Inc., an Internet company actively engaged in business-to-business e-commerce through a network of partner companies, since March 1996 and as chairman since December 2001. Mr. Buckley also served as president of Internet Capital Group until December 2001. Prior to co-founding Internet Capital Group, Mr. Buckley worked for Safeguard as vice president of acquisitions from 1991 to February 1996. Mr. Buckley is a director of VerticalNet, Inc.

      Mr. Emmi is an independent business consultant. From 1985 to 2001, Mr. Emmi served as chairman of the board, president and chief executive officer of Systems & Computer Technology Corporation, a provider of computer software and services. Mr. Emmi is a director of CompuCom Systems, Inc., and CDI Corporation.

      Mr. Fox has been chairman and chief executive officer of R.A.F. Industries, Inc., a private investment company that acquires and manages a diversified group of operating companies and venture capital investments, since 1979. Mr. Fox is a trustee of the University of Pennsylvania and the Wistar Institute.

      Mr. Messman is chairman of the Board, president and chief executive officer of Novell, Inc., a leading provider of Net business solutions. Mr. Messman previously served as chief executive officer and president of Cambridge Technology Partners (Massachusetts), Inc., an e-business systems integration company, from August 1999 until its acquisition by Novell in July 2001. From April 1991 until August 1999, Mr. Messman was chairman and chief executive officer of Union Pacific Resources Group Inc., an independent oil and gas exploration and production company. From May 1988 to April 1991, Mr. Messman was chairman and chief executive officer of USPCI, Inc., Union Pacific’s environmental services company. Mr. Messman is a director of RadioShack Corporation and USDATA Corporation.

      Mr. Musser is president of The Musser Group, a financial consulting company. Mr. Musser served as chairman of Safeguard from 1953 until October 2001 and as chief executive officer from 1953 until April 2001. Mr. Musser is a director of CompuCom Systems, Inc. and Internet Capital Group, Inc. and a trustee of Brandywine Realty Trust.

      Mr. Palmer is chairman and chief executive officer of The Palmer Group, a corporate investment firm he organized in 1990. From 1983 to June 1990, Mr. Palmer was dean of The Wharton School of the University of Pennsylvania. From 1972 to 1983, he was managing partner and chief executive officer of Touche Ross & Co. (now Deloitte & Touche). Mr. Palmer is a director of Verizon Communications, Honeywell International, Inc. and The May Department Stores Company.

      Dr. Poduska is an independent business consultant. From January 1992 until December 2001, he served as chairman of Advanced Visual Systems, Inc., a provider of visualization software and solutions. Before 1992, Dr. Poduska was president and chief executive officer of Stardent Computer, Inc, a computer manufacturer, from December 1989 to December 1991. From December 1985 to December 1989, Dr. Poduska was founder, chairman and chief executive officer of Stellar Computer, Inc., a computer manufacturer and the predecessor of Stardent Computer, Inc. Dr. Poduska is a director of eMerge Interactive, Inc., Novell, Inc., and Anadarko Petroleum Corporation.

      Mr. Yankowski is an independent business consultant. From December 1999 to November 2001, Mr. Yankowski served as chief executive officer and a director of Palm, Inc., a computer software and hardware manufacturer. From September 1998 to December 1999, Mr. Yankowski was executive vice president of Reebok International Ltd., a footwear and apparel company, and president and chief executive officer of the Reebok Division. From November 1993 to January 1998, Mr. Yankowski was president and chief operating officer of Sony Electronics, Inc., a subsidiary of the Sony Corporation and a manufacturer of electronic devices. Mr. Yankowski is a director of Novell, Inc. and is a member of the board of advisors of Boston College Business School and MIT Sloan School, as well as a member of the Visitor Committee of the MIT Media Lab.

      The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the portion of the Definitive Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

      Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Executive Compensation & Other Arrangements.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Stock Ownership of Directors and Officers.”

Item 13.	Certain Relationships and Related Transactions

      Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Relationships and Related Transactions with Management and Others.”

Part IV.

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Consolidated Financial Statements and Schedules

      Incorporated by reference to Item 8 of this Report on Form 10-K.

(b) Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of 2001.

(c) Exhibits

      The exhibits required to be filed as part of this Report are listed in the exhibit index below.

(d) Financial Statement Schedules

Separate financial Statements of Subsidiaries Not Consolidated

      The 2001 and 2000 consolidated financial statements of Internet Capital Group, Inc., required to be included in this report pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.1.

Exhibits

      The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
No.	Exhibit

2.1	Purchase Agreement dated as of December 22, 2000, by and between CompuCom Systems, Inc., MicroAge Technology Services, L.L.C. and MicroAge, Inc.(16) (Exhibit 2.1)
3.1	Amended and Restated Articles of Incorporation of Safeguard(4) (Exhibit 3.1)
3.2	By-laws of Safeguard, as amended(17)
4.1**	1990 Stock Option Plan, as amended(4) (Exhibit 4.3)
4.2**	Stock Option Plan for Non-Employee Directors(2) (Exhibit 4.8)
4.3**	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended(19) (Exhibit 4.3)
4.4**	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan(21)
4.5	Indenture, dated as of June 9, 1999, between Safeguard Scientifics, Inc. and Chase Manhattan Trust Company, National Association, as trustee, including the form of 5.0% Convertible Subordinated Note due 2006(9) (Exhibit 4.2)
4.6	Purchase Agreement of Safeguard Scientifics, Inc. to issue and sell to Credit Suisse First Boston Corporation Convertible Subordinated Notes due June 15, 2006 (exhibits omitted)(8) (Exhibit 4.3)
4.7	Registration Rights Agreement between Safeguard Scientifics, Inc. and Credit Suisse First Boston Corporation(9) (Exhibit 4.4)
4.8	Rights Agreement dated as of March 1, 2000 between Safeguard Scientifics, Inc. and ChaseMellon Shareholder Services LLC, as Rights Agent(10) (Exhibit 4)
4.9	Designation of Series A Junior Participating Preferred Shares(11) (Exhibit 4.11)
10.1**	Safeguard Scientifics, Inc. Long Term Incentive Plan, as amended and restated effective June 15, 1994(3) (Exhibit 10.6)
10.2**	Safeguard Scientifics, Inc. Deferred Compensation Plan(1) (Exhibit 10.12)
10.3	Sails Mandatorily Exchangeable Securities Contract dated as of March 25, 1999 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products and CSFP Capital Inc. as Agent(12) (Exhibit 10.40)

Exhibit
No.	Exhibit

10.4	Sails Pledge Agreement dated as of March 25, 1999 among Safeguard Scientifics (Delaware), Inc, Credit Suisse Financial Products, and Credit Suisse First Boston, New York, as Collateral Agent (exhibits omitted)(12) (Exhibit 10.41)
10.5	Sails Mandatorily Exchangeable Securities Contract dated as of August 30, 1999 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products and CSFP Capital, Inc. as Agent(12) (Exhibit 10.42)
10.6	Sails Pledge Agreement dated as of August 30, 1999 among Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products, and Credit Suisse First Boston, New York, as Collateral Agent (exhibits omitted)(12) (Exhibit 10.43)
10.7**	Form of Promissory Notes dated February 3, 2000 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants(11) (Exhibit 10.37)
10.8**	Form of Promissory Notes dated April 6, 2000 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants(13) (Exhibit 10.3)
10.9**	Stock Option Grant by Safeguard Scientifics, Inc. to Harry Wallaesa dated March 1, 1999(11) (Exhibit 10.38)
10.10**	Term note dated April 13, 2000 from a certain executive to Safeguard Scientifics, Inc.(13) (Exhibit 10.2)
10.11	Consulting Agreement dated July 3, 2001 between Safeguard Scientifics, Inc. and Vincent G. Bell, Jr.(18)(Exhibit 10.3)
10.12	Amended and Restated Demand Note dated May 18, 2001 given by Warren V. Musser for advances by Bonfield Insurance, LTD(18)(Exhibit 10.4)
10.13	Agreement to Restructure by and among Warren V. Musser and Hillary Grinker Musser and Safeguard Scientifics, Inc. and Bonfield Insurance, LTD, dated as of April 16, 2001(18)(Exhibit 10.5)
10.13.1	Amendment to Agreement to Restructure by and among Warren V. Musser and Hillary Grinker Musser and Safeguard Scientifics, Inc. and Bonfield Insurance, LTD, dated May 18, 2001(18)(Exhibit 10.6)
10.14*	Employment Agreement dated as of October 15, 2001 between Safeguard Scientifics, Inc. and Warren V. Musser.
10.15	Employment Agreement dated July 10, 2001 between Safeguard Scientifics, Inc. and Jerry L. Johnson(19)(Exhibit 10.9)
10.16	Employment Agreement dated July 10, 2001 between Safeguard Scientifics, Inc. and N. Jeffrey Klauder(19) (Exhibit 10.10)
10.17	Employment Agreement dated July 10, 2001 between Safeguard Scientifics, Inc. and Harry Wallaesa(19)(Exhibit 10.11)
10.18	Separation Agreement dated August 28, 2001 between Safeguard Scientifics, Inc. and Gerald A. Blitstein(19) (Exhibit 10.12)
10.19	Employment Agreement, dated August 28, 2001 between Safeguard Scientifics, Inc. and Christopher J. Davis (19)(Exhibit 10.13)
10.20*	Letter Agreement, dated October 12, 2001, between Safeguard Scientifics, Inc. and Anthony L. Craig.
10.21*	Letter Agreement, dated January 2, 2002, between Safeguard Scientifics, Inc. and Anthony A. Ibargüen.
10.22*	Loan and Security Agreement, dated as of November 21, 2001, between Comerica Bank — California and Safeguard Delaware, Inc. (schedules omitted)
10.23*	Commitment Letter, dated March 25, 2002, from Comerica Bank — California.
10.24	Amended and Restated Credit Agreement, dated as of November 3, 1997, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits and schedules omitted)(5) (Exhibit 10.27)

Exhibit
No.	Exhibit

10.24.1	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 26, 1998, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits omitted)(6) (Exhibit 10.2)
10.25	CompuCom Receivables MasterTrust I Pooling and Servicing Agreement, dated as of May 7, 1999, between Norwest Bank Minnesota National Association, CompuCom Systems, Inc., and CSI Funding, Inc.(8) (Exhibit 10.14)
10.25.1	CompuCom Receivables MasterTrust I Pooling and Servicing Agreement Series 1999-1 Supplement, dated as of May 7, 1999, among PNC Bank, National Association, Market Street Capital Corporation, Norwest Bank Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding, Inc.(8) (Exhibit 10.5)
10.25.2	Receivables Contribution and Sale Agreement dated May 7, 1999 between CompuCom Systems, Inc. and CSI Funding, Inc.(8) (Exhibit 10.8)
10.26	Series 2000-1 Supplement, among CSI Funding, Inc., as the Transferor, CompuCom Systems, Inc., as Servicer, Lloyds TSB Bank PLC, as Initial Series 2000-1 Certificateholder, and Wells Fargo, as Trustee on behalf of the Certificateholders, dated as of October 2, 2000(15) (Exhibit 10(zz))
10.26.1	Amendment Number 1, dated as of May 17, 2001 to the Series 2000-1 Supplement, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., Lloyds TSB Bank PLC and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association).(18) (Exhibit 10.7)
10.26.2	Amendment Number 2, dated as of May 17, 2001 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999 and as amended by Amendment Number 1, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association).(18) (Exhibit 10.8)
10.27	Inventory and Working Capital Financing Agreement, dated as of May 11, 1999, between IBM Credit Corporation and CompuCom Systems, Inc. (8) (Exhibit 10.6)
10.27.1	Attachment A to Inventory and Working Capital Financing Agreement dated May 11, 1999(8) (Exhibit 10.7)
10.27.2	First Amendment to Inventory and Working Capital Financing Agreement dated as of July 28, 1999 by and between CompuCom Systems, Inc. and IBM Credit Corporation(15) (Exhibit 10(ab))
10.27.3	Second Amendment to Inventory and Working Capital Financing Agreement dated as of July 1, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation(15) (Exhibit (10(ac))
10.27.4	Third Amendment to Inventory and Working Capital Financing Agreement dated as of October 31, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation(15) (Exhibit 10(ad))
10.27.5	Fourth Amendment to Inventory and Working Capital Financing Agreement dated as of January 10, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation(15) (Exhibit 10(ae))
10.28	Non-Competition, Referral and Non-Disclosure Agreement dated as of May 10, 1999, by and between CompuCom Systems, Inc. and ENTEX Information Services, Inc.(7) (Exhibit 10.1)
10.29**	Executive Employment Agreement dated November 1, 1999 between J. Edward Coleman and CompuCom Systems, Inc.(11) (Exhibit 10.39)
11	Statement regarding Computation of Per Share Income (included herein at Note 1 — “Significant Accounting Policies” in the subsection “Net Income (loss) Per Share” and in Note 16 to the Consolidated Financial Statements)
21*	List of Subsidiaries
23.1*	Consent of KPMG LLP

Exhibit
No.	Exhibit

23.2*	Consent of KPMG LLP regarding Internet Capital Group, Inc.
99.1	Consolidated Financial Statements of Internet Capital Group, Inc.(20)

*	Filed herewith

**	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.

(1)	Filed on March 30, 1987 as an exhibit to Form 10-K and incorporated herein by reference.

(2)	Filed on March 30, 1994 as an exhibit to Form 10-K and incorporated herein by reference.

(3)	Filed on March 30, 1995 as an exhibit to Form 10-K and incorporated herein by reference.

(4)	Filed on March 31, 1997 as an exhibit to Form 10-K and incorporated herein by reference.

(5)	Filed March 31, 1998 as an exhibit to Form 10-K and incorporated herein by reference.

(6)	Filed August 14, 1998 as an exhibit to Form 10-Q and incorporated herein by reference.

(7)	Filed on May 10, 1999 as an exhibit to Form 8-K and incorporated herein by reference.

(8)	Filed on August 16, 1999 as an exhibit to Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by such reference.

(9)	Filed on September 2, 1999 as an exhibit to Form 10-Q/ A for the quarter ended June 30, 1999 and incorporated herein by such reference.

(10)	Filed on February 29, 2000 as an exhibit to Form 8-K and incorporated herein by reference.

(11)	Filed on March 22, 2000 as an exhibit to Form 10-K and incorporated herein by reference.

(12)	Filed on April 18, 2000 as an exhibit to Form 10-K/ A 2 and incorporated herein by reference.

(13)	Filed on May 15, 2000 as an exhibit to Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

(14)	Filed on January 25, 2001 as an exhibit to Form 8-K and incorporated herein by reference.

(15)	Incorporated herein by reference to the exhibits filed by CompuCom Systems, Inc. (SEC File No. 000-14371) under Part IV, Item 14(c) of the Annual Report on Form 10-K for the year ended December 31, 2000.

(16)	Filed on April 2, 2001 as an exhibit to Form 10-K and incorporated herein by reference.

(17)	Filed on May 15, 2001 as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(18)	Filed on August 14, 2001 as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(19)	Filed on November 14, 2001 as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(20)	Incorporated herein by reference to Part II, Item 8 of the Annual Report on Form 10-K for the year-ended December 31, 2001, filed by Internet Capital Group, Inc. (SEC file No. 001-16249).

(21)	Filed on November 14, 2001 as an exhibit to Form S-8 and incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

By:	/s/ ANTHONY L. CRAIG

Anthony L. Craig
Chief Executive Officer and President

Dated: April 1, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY L. CRAIG Anthony L. Craig	Chief Executive Officer and President, and Director (Principal Executive Officer)	Dated: March 20, 2002

/s/ CHRISTOPHER J. DAVIS Christopher J. Davis	Managing Director and Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: March 18, 2002

/s/ VINCENT G. BELL Vincent G. Bell, Jr.	Director	Dated: March 22, 2002

/s/ WALTER W. BUCKLEY, III Walter W. Buckley, III	Director	Dated: March 25, 2001

Michael J. Emmi	Director	Dated: March , 2002

/s/ ROBERT A. FOX Robert A. Fox	Director	Dated: March 25, 2002

/s/ ROBERT E. KEITH, JR. Robert E. Keith, Jr.	Chairman of the Board of Directors	Dated: March 26, 2002

/s/ JACK L. MESSMAN Jack L. Messman	Director	Dated: March 23, 2002

/s/ WARREN V. MUSSER Warren V. Musser	Chairman Emeritus	Dated: March 20, 2002

Signature	Title	Date

/s/ RUSSELL E. PALMER Russell E. Palmer	Director	Dated: March 22, 2002

/s/ JOHN W. PODUSKA SR. John W. Poduska Sr.	Director	Dated: March 31, 2002

/s/ CARL J. YANKOWSKI Carl J. Yankowski	Director	Dated: March 25, 2002

Exhibits

Exhibit No.	Exhibit

2.1	Purchase Agreement dated as of December 22, 2000, by and between CompuCom Systems, Inc., MicroAge Technology Services, L.L.C. and MicroAge, Inc.(16) (Exhibit 2.1)
3.1	Amended and Restated Articles of Incorporation of Safeguard(4) (Exhibit 3.1)
3.2	By-laws of Safeguard, as amended(17)
4.1**	1990 Stock Option Plan, as amended(4) (Exhibit 4.3)
4.2**	Stock Option Plan for Non-Employee Directors(2) (Exhibit 4.8)
4.3**	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended(19) (Exhibit 4.3)
4.4**	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan(21)
4.5	Indenture, dated as of June 9, 1999, between Safeguard Scientifics, Inc. and Chase Manhattan Trust Company, National Association, as trustee, including the form of 5.0% Convertible Subordinated Note due 2006(9) (Exhibit 4.2)
4.6	Purchase Agreement of Safeguard Scientifics, Inc. to issue and sell to Credit Suisse First Boston Corporation Convertible Subordinated Notes due June 15, 2006 (exhibits omitted)(8) (Exhibit 4.3)
4.7	Registration Rights Agreement between Safeguard Scientifics, Inc. and Credit Suisse First Boston Corporation(9) (Exhibit 4.4)
4.8	Rights Agreement dated as of March 1, 2000 between Safeguard Scientifics, Inc. and ChaseMellon Shareholder Services LLC, as Rights Agent(10) (Exhibit 4)
4.9	Designation of Series A Junior Participating Preferred Shares(11) (Exhibit 4.11)
10.1**	Safeguard Scientifics, Inc. Long Term Incentive Plan, as amended and restated effective June 15, 1994(3) (Exhibit 10.6)
10.2**	Safeguard Scientifics, Inc. Deferred Compensation Plan(1) (Exhibit 10.12)
10.3	Sails Mandatorily Exchangeable Securities Contract dated as of March 25, 1999 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products and CSFP Capital Inc. as Agent(12) (Exhibit 10.40)
10.4	Sails Pledge Agreement dated as of March 25, 1999 among Safeguard Scientifics (Delaware), Inc, Credit Suisse Financial Products, and Credit Suisse First Boston, New York, as Collateral Agent (exhibits omitted)(12) (Exhibit 10.41)
10.5	Sails Mandatorily Exchangeable Securities Contract dated as of August 30, 1999 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products and CSFP Capital, Inc. as Agent(12) (Exhibit 10.42)
10.6	Sails Pledge Agreement dated as of August 30, 1999 among Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products, and Credit Suisse First Boston, New York, as Collateral Agent (exhibits omitted)(12) (Exhibit 10.43)
10.7**	Form of Promissory Notes dated February 3, 2000 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants(11) (Exhibit 10.37)
10.8**	Form of Promissory Notes dated April 6, 2000 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants(13) (Exhibit 10.3)
10.9**	Stock Option Grant by Safeguard Scientifics, Inc. to Harry Wallaesa dated March 1, 1999(11) (Exhibit 10.38)
10.10**	Term note dated April 13, 2000 from a certain executive to Safeguard Scientifics, Inc.(13) (Exhibit 10.2)
10.11	Consulting Agreement dated July 3, 2001 between Safeguard Scientifics, Inc. and Vincent G. Bell, Jr.(18) (Exhibit 10.3)
10.12	Amended and Restated Demand Note dated May 18, 2001 given by Warren V. Musser for advances by Bonfield Insurance, LTD(18) (Exhibit 10.4)

Exhibit No.	Exhibit

10.13	Agreement to Restructure by and among Warren V. Musser and Hillary Grinker Musser and Safeguard Scientifics, Inc. and Bonfield Insurance, LTD, dated as of April 16, 2001(18) (Exhibit 10.5)
10.13.1	Amendment to Agreement to Restructure by and among Warren V. Musser and Hillary Grinker Musser and Safeguard Scientifics, Inc. and Bonfield Insurance, LTD, dated May 18, 2001(18) (Exhibit 10.6)
10.14*	Employment Agreement dated as of October 15, 2001 between Safeguard Scientifics, Inc. and Warren V. Musser.
10.15	Employment Agreement dated July 10, 2001 between Safeguard Scientifics, Inc. and Jerry L. Johnson(19) (Exhibit 10.9)
10.16	Employment Agreement dated July 10, 2001 between Safeguard Scientifics, Inc. and N. Jeffrey Klauder(19) (Exhibit 10.10)
10.17	Employment Agreement dated July 10, 2001 between Safeguard Scientifics, Inc. and Harry Wallaesa(19) (Exhibit 10.11)
10.18	Separation Agreement dated August 28, 2001 between Safeguard Scientifics, Inc. and Gerald A. Blitstein(19) (Exhibit 10.12)
10.19	Employment Agreement, dated August 28, 2001 between Safeguard Scientifics, Inc. and Christopher J. Davis(19) (Exhibit 10.13)
10.20*	Letter Agreement, dated October 12, 2001, between Safeguard Scientifics, Inc. and Anthony L. Craig.
10.21*	Letter Agreement, dated January 2, 2002, between Safeguard Scientifics, Inc. and Anthony A. Ibargüen.
10.22*	Loan and Security Agreement, dated as of November 21, 2001, between Comerica Bank — California and Safeguard Delaware, Inc. (schedules omitted)
10.23*	Commitment Letter, dated March 25, 2002, from Comerica Bank — California.
10.24	Amended and Restated Credit Agreement, dated as of November 3, 1997, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits and schedules omitted)(5) (Exhibit 10.27)
10.24.1	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 26, 1998, among CompuCom Systems, Inc., certain lenders party hereto, and NationsBank of Texas, N.A., as administrative lender (exhibits omitted)(6) (Exhibit 10.2)
10.25	CompuCom Receivables MasterTrust I Pooling and Servicing Agreement, dated as of May 7, 1999, between Norwest Bank Minnesota National Association, CompuCom Systems, Inc., and CSI Funding, Inc.(8) (Exhibit 10.14)
10.25.1	CompuCom Receivables MasterTrust I Pooling and Servicing Agreement Series 1999-1 Supplement, dated as of May 7, 1999, among PNC Bank, National Association, Market Street Capital Corporation, Norwest Bank Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding, Inc.(8) (Exhibit 10.5)
10.25.2	Receivables Contribution and Sale Agreement dated May 7, 1999 between CompuCom Systems, Inc. and CSI Funding, Inc.(8) (Exhibit 10.8)
10.26	Series 2000-1 Supplement, among CSI Funding, Inc., as the Transferor, CompuCom Systems, Inc., as Servicer, Lloyds TSB Bank PLC, as Initial Series 2000-1 Certificateholder, and Wells Fargo, as Trustee on behalf of the Certificateholders, dated as of October 2, 2000(15) (Exhibit 10(zz))
10.26.1	Amendment Number 1, dated as of May 17, 2001 to the Series 2000-1 Supplement, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., Lloyds TSB Bank PLC and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association)(18) (Exhibit 10.7)

Exhibit No.	Exhibit

10.26.2	Amendment Number 2, dated as of May 17, 2001 to the Series 1999 -1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999 and as amended by Amendment Number 1, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association)(18) (Exhibit 10.8)
10.27	Inventory and Working Capital Financing Agreement, dated as of May 11, 1999, between IBM Credit Corporation and CompuCom Systems, Inc.(8) (Exhibit 10.6)
10.27.1	Attachment A to Inventory and Working Capital Financing Agreement dated May 11, 1999(8) (Exhibit 10.7)
10.27.2	First Amendment to Inventory and Working Capital Financing Agreement dated as of July 28, 1999 by and between CompuCom Systems, Inc. and IBM Credit Corporation(15) (Exhibit 10(ab))
10.27.3	Second Amendment to Inventory and Working Capital Financing Agreement dated as of July 1, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation(15) (Exhibit (10(ac))
10.27.4	Third Amendment to Inventory and Working Capital Financing Agreement dated as of October 31, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation(15) (Exhibit 10(ad))
10.27.5	Fourth Amendment to Inventory and Working Capital Financing Agreement dated as of January 10, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation(15) (Exhibit 10(ae))
10.28	Non-Competition, Referral and Non-Disclosure Agreement dated as of May 10, 1999, by and between CompuCom Systems, Inc. and ENTEX Information Services, Inc.(7) (Exhibit 10.1)
10.29**	Executive Employment Agreement dated November 1, 1999 between J. Edward Coleman and CompuCom Systems, Inc.(11) (Exhibit 10.39)
11	Statement regarding Computation of Per Share Income (included herein at Note 1 — “Significant Accounting Policies” in the subsection “Net Income (loss) Per Share” and in Note 16 to the Consolidated Financial Statements)
21*	List of Subsidiaries
23.1*	Consent of KPMG LLP
23.2*	Consent of KPMG LLP regarding Internet Capital Group, Inc.
99.1	Consolidated Financial Statements of Internet Capital Group, Inc.(20)

*	Filed herewith

**	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.

(1)	Filed on March 30, 1987 as an exhibit to Form 10-K and incorporated herein by reference.

(2)	Filed on March 30, 1994 as an exhibit to Form 10-K and incorporated herein by reference.

(3)	Filed on March 30, 1995 as an exhibit to Form 10-K and incorporated herein by reference.

(4)	Filed on March 31, 1997 as an exhibit to Form 10-K and incorporated herein by reference.

(5)	Filed March 31, 1998 as an exhibit to Form 10-K and incorporated herein by reference.

(6)	Filed August 14, 1998 as an exhibit to Form 10-Q and incorporated herein by reference.

(7)	Filed on May 10, 1999 as an exhibit to Form 8-K and incorporated herein by reference.

(8)	Filed on August 16, 1999 as an exhibit to Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by such reference.

(9)	Filed on September 3, 1999 as an exhibit to Form 10-Q/ A for the quarter ended June 30, 1999 and incorporated herein by such reference.

(10)	Filed on February 29, 2000 as an exhibit to Form 8-K and incorporated herein by reference.

(11)	Filed on March 22, 2000 as an exhibit to Form 10-K and incorporated herein by reference.

(12)	Filed on April 18, 2000 as an exhibit to Form 10-K/ A 2 and incorporated herein by reference.

(13)	Filed on May 15, 2000 as an exhibit to Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

(14)	Filed on January 25, 2001 as an exhibit to Form 8-K and incorporated herein by reference.

(15)	Incorporated herein by reference to the exhibits filed by CompuCom Systems, Inc. (SEC File No. 000-14371) under Part IV, Item 14(c) of the Annual Report on Form 10-K for the year ended December 31, 2000.

(16)	Filed on April 2, 2001 as an exhibit to Form 10-K and incorporated herein by reference.

(17)	Filed on May 15, 2001 as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(18)	Filed on August 14, 2001 as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(19)	Filed on November 14, 2001 as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(20)	Incorporated herein by reference to Part II, Item 8 of the Annual Report on Form 10-K for the year-ended December 31, 2001, filed by Internet Capital Group, Inc. (SEC file No. 001-16249).

(21)	Filed on November 14, 2001 as an exhibit to Form S-8 and incorporated herein by reference.