Form 10-Q
period 2002-03-31
SAFEGUARD SCIENTIFICS INC ET AL
filed 2002-05-15
CIK 86115

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002          Commission File Number 1-5620

SAFEGUARD SCIENTIFICS, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania		23-1609753

(state or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

800 The Safeguard Building,	435 Devon Park Drive Wayne, PA	19087

(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code	(610) 293-0600

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No

Number of shares outstanding as of	May 13, 2002

Common Stock	119,450,103

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Page

Item 1 - Financial Statements:

Consolidated Balance Sheets - March 31, 2002 (unaudited) and December 31, 2001	3

Consolidated Statements of Operations (unaudited) - Three Months Ended March 31, 2002 and 2001	4

Consolidated Statements of Cash Flows (unaudited) - Three Months Ended March 31, 2002 and 2001	5

Notes to Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	40

PART II — OTHER INFORMATION

Item 1 - Legal Proceedings	41

Item 6 - Exhibits and Reports on Form 8-K	41

Signatures	42

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(in thousands except per share data)
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$281,618	$298,095
Restricted cash	9,642	8,033
Trading securities	93,757	205,553
Accounts receivable, less allowances ($3,076-2002; $3,266-2001)	129,161	157,661
Inventories	33,695	32,084
Income tax receivable	60,059	62,346
Prepaid expenses and other current assets	14,154	14,796

Total current assets	622,086	778,568
Property and equipment, net	56,169	59,320
Ownership interests in and advances to affiliates	119,976	132,940
Available-for-sale securities	4,535	4,822
Intangible assets, net	10,792	11,670
Goodwill, net	160,471	159,540
Deferred taxes	3,421	3,240
Note receivable — related party	24,084	25,046
Other	15,207	17,117

Total Assets	$1,016,741	$1,192,263

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities Current maturities of long-term debt	$7,891	$7,761
Accounts payable	116,855	125,121
Accrued expenses and deferred revenue	84,334	124,438
Other current liabilities	84,136	171,804

Total current liabilities	293,216	429,124
Long-term debt	18,752	20,138
Minority interest	114,312	112,746
Other long-term liabilities	10,913	11,579
Convertible subordinated notes	200,000	200,000
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10.00 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 119,381 and 118,154 shares issued and outstanding in 2002 and 2001, respectively	11,938	11,815
Additional paid-in capital	738,189	743,885
Accumulated deficit	(366,697)	(326,384)
Accumulated other comprehensive income	2,160	1,968
Treasury stock, at cost (130 shares-2002; 381 shares-2001)	(496)	(11,528)
Unamortized deferred compensation	(5,546)	(1,080)

Total shareholders’ equity	379,548	418,676

Total Liabilities and Shareholders’ Equity	$1,016,741	$1,192,263

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2002	2001

	(in thousands except per share data)
	(unaudited)
Revenue
Product sales	$262,767	$485,463
Service sales	82,463	84,884
Other	5,574	6,628

Total revenue	350,804	576,975
Operating Expenses
Cost of sales-product	233,258	442,161
Cost of sales-service	54,920	56,961
Selling and service	29,487	37,895
General and administrative	34,634	40,193
Depreciation and amortization	7,401	9,694

Total operating expenses	359,700	586,904

	(8,896)	(9,929)
Other loss, net	(5,531)	(9,275)
Interest income	1,453	3,986
Interest and financing expense	(6,898)	(8,733)

Loss before income taxes, minority interest, equity loss and change in accounting principle	(19,872)	(23,951)
Income taxes (expense) benefit	(1,118)	9,257
Minority interest	(841)	(1,050)
Equity loss	(18,907)	(233,999)

Net loss before change in accounting principle	(40,738)	(249,743)
Cumulative effect of change in accounting principle (Note 3)	425	—

Net Loss	$(40,313)	$(249,743)

Basic Loss Per Share:
Prior to cumulative effect of change in accounting principle	$(0.35)	$(2.13)
Cumulative effect of change in accounting principle	0.01	—

	$(0.34)	$(2.13)

Diluted Loss Per Share:
Prior to cumulative effect of change in accounting principle	$(0.35)	$(2.13)
Cumulative effect of change in accounting principle	—	—

	$(0.35)	$(2.13)

Weighted Average Shares Outstanding — Basic and Diluted	117,523	117,239

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2002	2001

	(in thousands)
	(unaudited)
Operating Activities
Net loss	$(40,313)	$(249,743)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	7,401	9,694
Deferred income taxes	421	(7,676)
Equity loss	18,907	233,999
Other loss, net	5,531	9,275
Non-cash compensation charges	953	—
Minority interest	336	630
Cumulative effect of change in accounting principle	(425)	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	26,942	108,881
Inventories	(1,648)	25,977
Accounts payable, accrued expenses and other	(46,389)	(13,581)

Net cash provided by (used in) operating activities	(28,284)	117,456
Investing Activities
Proceeds from sales of available-for-sale and trading securities	13,167	—
Proceeds from sales of and distributions from affiliates	9,211	4,020
Advances to affiliates	(2,241)	(5,524)
Repayment of advances to affiliates	—	30
Acquisitions of ownership interests in affiliates and subsidiaries, net of cash acquired	(5,096)	(22,830)
Acquisitions by subsidiaries, net of cash acquired	—	(79,309)
Repayments of advances to related party, net	1,372	—
(Increase) decrease in restricted cash and short-term investments	(1,609)	51,728
Capital expenditures	(2,143)	(8,335)
Other, net	(535)	(451)

Net cash provided by (used in) investing activities	12,126	(60,671)
Financing Activities
Borrowing on revolving credit facilities	6,629	13,348
Repayments on revolving credit facilities	(7,151)	(11,978)
Borrowings on long-term debt	569	1,229
Repayments on long-term debt	(786)	(225)
Issuance of Company common stock, net	—	138
Issuance of subsidiary common stock	420	4,644

Net cash (used in) provided by financing activities	(319)	7,156

Net (Decrease) Increase in Cash and Cash Equivalents	(16,477)	63,941
Cash and Cash Equivalents at beginning of period	298,095	133,201

Cash and Cash Equivalents at end of period	$281,618	$197,142

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

1. General

     The accompanying unaudited interim Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statements rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

2. Basis of Presentation

     The Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which it directly or indirectly owns more than 50% of the outstanding voting securities. The Company’s wholly owned subsidiaries include aligne and Lever8 Solutions (formerly K Consultants and Palarco). The Company’s Consolidated Statements of Operations and Cash Flows also include the following majority-owned subsidiaries:

For the three months ended March 31,

2002	2001

Agari Mediaware	CompuCom Systems
Aptas	SOTAS
CompuCom Systems	Tangram Enterprise Solutions
Pacific Title and Arts Studio
Protura (since January 2002)
SOTAS
Tangram Enterprise Solutions

     The Company’s Consolidated Balance Sheets also include the following majority-owned subsidiaries:

March 31, 2002	December 31, 2001

Agari Mediaware	Agari Mediaware
Aptas	Aptas
CompuCom Systems	CompuCom Systems
Pacific Title and Arts Studio	Pacific Title and Arts Studio
Protura	SOTAS
SOTAS	Tangram Enterprise Solutions
Tangram Enterprise Solutions

3. Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. These provisions of SFAS 142 were adopted by the Company as of January 1, 2002.

     Under SFAS 142, the Company is required to perform transitional impairment tests for its goodwill and intangible assets with indefinite useful lives as of the date of adoption. Step one of the transitional goodwill impairment test, which compares the fair values of the Company’s reporting units to their respective carrying values, will be completed by June 30, 2002. Under step two of SFAS 142, any transitional impairment losses for goodwill will be recognized as the cumulative effect of a change in accounting principle in the Consolidated Statements of Operations.

     The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS 142 been adopted for all periods presented:

	Three Months Ended March 31,

	2002	2001

	(in thousands except per share data) (unaudited)
Impact on Statements of Operations:
Net loss before change in accounting principle	$(40,738)	$(249,743)
Add back goodwill amortization — consolidated companies	—	3,344
— equity method companies	—	7,731

Adjusted net loss before change in accounting principle	(40,738)	(238,668)
Cumulative effect of change in accounting principle	425	—

Adjusted net loss	$(40,313)	$(238,668)

Impact on Basic Earnings Per Share:
Net loss before change in accounting principle	$(0.35)	$(2.13)
Add back goodwill amortization — consolidated companies	—	0.03
— equity method companies	—	0.06

Adjusted net loss before change in accounting principle	(0.35)	(2.04)
Cumulative effect of change in accounting principle	0.01	—

Adjusted net loss	$(0.34)	$(2.04)

Impact on Fully Diluted Earnings Per Share:
Net loss before change in accounting principle	$(0.35)	$(2.13)
Add back goodwill amortization — consolidated companies	—	0.03
— equity method companies	—	0.06

Adjusted net loss before change in accounting principle	(0.35)	(2.04)
Cumulative effect of change in accounting principle	—	—

Adjusted net loss	$(0.35)	$(2.04)

     The following is a summary of changes in the carrying amount of goodwill:

Total

(in thousands) (unaudited)
Balance at December 31, 2001	$159,540
Cumulative change in accounting principle for negative goodwill	1,253
Additions	1,720
Impairment charges	(2,042)

Balance at March 31, 2002	$160,471

     In accordance with SFAS 142, approximately $1.3 million of negative goodwill associated with a CompuCom acquisition was written off as of January 1, 2002. The Company’s share of this adjustment, net of income taxes, was $0.4 million and is recognized in the Consolidated Statements of Operations as a cumulative effect of a change in accounting principle.

     Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite useful lives:

		March 31, 2002

		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net

		(in thousands) (unaudited)
Customer-related	6 - 11 years	$15,767	$7,627	$8,140
Contract-related	24 - 36 months	2,840	474	2,366
Technology-related	2 - 17 years	484	198	286

Total		$19,091	$8,299	$10,792

		December 31, 2001

		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net

		(in thousands) (unaudited)
Customer-related	6 - 11 years	$15,767	$6,990	$8,777
Contract-related	24 - 36 months	2,840	171	2,669
Technology-related	2 - 17 years	373	149	224

Total		$18,980	$7,310	$11,670

     Amortization expense related to intangible assets was $1.0 million and $0.6 million for the three months ended March 31, 2002 and 2001, respectively. The following table provides estimated future amortization expense related to intangible assets:

Total

(in thousands) (unaudited)
Remainder of 2002	$2,834
2003	3,191
2004	2,502
2005	587
2006 and thereafter	1,678

$10,792

4. Other New Accounting Pronouncements

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company will adopt SFAS 143 in fiscal year 2003. The Company does not expect the provisions of SFAS 143 to have any significant impact on its financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The Company is required to adopt SFAS 144 in fiscal year 2002. The Company does not expect the adoption of SFAS 144 to have a significant impact on its financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of SFAS 145 to have a significant impact on its financial statements.

5. Comprehensive Loss

     Comprehensive loss is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s source of comprehensive loss is from net unrealized appreciation (depreciation) on its holdings classified as available-for-sale. Reclassification adjustments result from the recognition in net loss of unrealized gains or losses that were included in comprehensive loss in prior periods.

     The following summarizes the components of comprehensive loss, net of income taxes:

	Three Months Ended March 31,

	2002	2001

	(in thousands)
	(unaudited)
Net Loss	$(40,313)	$(249,743)

Other Comprehensive Income (Loss), Before Taxes:
Unrealized holding losses in available-for-sale securities	(260)	(2,082)
Reclassification adjustments	555	8,580
Related Tax (Expense) Benefit:
Unrealized holding losses in available-for-sale securities	91	729
Reclassification adjustments	(194)	(3,003)

Other Comprehensive Income	192	4,224

Comprehensive Loss	$(40,121)	$(245,519)

6. Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation. In accordance with EITF Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, the Company reclassified out-of-pocket expenses reimbursed by clients as revenue and reported the related costs in general and administrative expense in the Consolidated Statements of Operations. This reclassification had no effect on net income or loss. In addition, in accordance with SFAS 141, “Business Combinations”, identifiable intangible assets have been presented apart from goodwill.

7. Financial Instruments

     In 1999, the Company entered into two forward sale contracts related to 3.4 million shares of its holdings in Tellabs common stock. The Company pledged these shares of Tellabs under contracts that expire in March and August 2002 and, in return, received cash. At maturity, the Company is required to deliver cash or Tellabs stock with a value determined by the stock price of Tellabs at maturity.

     The net gain recognized during the three months ended March 31, 2002 was $0.7 million. This amount reflects a $15.9 million gain on the change in the fair value of the hedging contract, reduced by a $15.2 million loss on the change in fair value of the Tellabs holdings. This gain is reflected in Other Loss, Net in the Consolidated Statements of Operations.

     In March 2002, the Company settled $91 million of the liability entered into in connection with the first hedge of its Tellabs holdings by delivering 2.0 million shares of Tellabs. This settlement resulted in a reduction of Trading Securities and Other Current Liabilities of $91 million, and had no impact on the Company’s cash balances.

     The Company currently intends to settle the remaining liability of $84 million in August 2002 by delivering the remaining 1.4 million shares of Tellabs. This liability is included in Other Current Liabilities on the Consolidated Balance Sheets. The August 2002 settlement will reduce Trading Securities and Other Current Liabilities by approximately $87 million in the third quarter of 2002. This settlement will have no impact on cash.

8. Trading and Available-for-Sale Securities

Trading Securities

     The fair market value of trading securities consisted of the following:

	March 31,	December 31,
	2002	2001

	(in thousands) (unaudited)
Tellabs (a)	$85,851	$175,728
Palm (b)	—	14,211
VerticalNet	7,366	14,732
Other	540	882

	$93,757	$205,553

(a)	As discussed in Note 7, the Company settled a portion of its liability entered into in connection with the first hedge of Tellabs holdings by delivering 2.0 million shares of Tellabs in March 2002.

(b)	The Company sold all of its holdings in Palm in the first quarter of 2002.

Available-for-Sale Securities

     Available-for-sale securities consisted of the following:

At March 31, 2002		Unrealized
		Holding	Fair
	Cost	Gains	Value

	(in thousands)
	(unaudited)
Pac-West Telecomm	$1,136	$—	$1,136
Other public companies	76	3,323	3,399

	$1,212	$3,323	$4,535

At December 31, 2001		Unrealized
		Holding
		Gains	Fair
	Cost	(Losses)	Value

	(in thousands)
Pac-West Telecomm	$1,642	$(283)	$1,359
Other public companies	152	3,311	3,463

	$1,794	$3,028	$4,822

9. Ownership Interests in and Advances to Affiliates

     The following summarizes the carrying value of the Company’s ownership interests in and advances to affiliates accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at March 31, 2002 and December 31, 2001.

	March 31,	December 31,
	2002	2001

	(in thousands)
	(unaudited)
Equity Method
Public Companies	$30,852	$32,178
Non-Public Companies	14,197	23,923
Private Equity Funds	61,081	62,168

	106,130	118,269
Cost Method
Non-Public Companies	6,925	7,950
Private Equity Funds	6,421	6,221
Advances to Affiliates	500	500

	$119,976	$132,940

     The market value of the Company’s public companies accounted for under the equity method was $129 million at March 31, 2002 and $161 million at December 31, 2001.

     During management’s ongoing review of the recoverability of recorded carrying values versus fair value, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable. For the three months ended March 31, 2002, and 2001, the Company recorded impairment charges totaling $12.0 million, and $42.0 million, respectively. The amount of the impairment charge was determined by comparing the carrying value of the affiliate to fair value. Impairment charges associated with equity method companies of $8.3 million in 2002 and $38.0 million in 2001 are included in Equity Loss on the Consolidated Statements of Operations. Impairment charges related to consolidated and cost method companies of $3.7 million in 2002 and $4.0 million in 2001 are included in Other Loss, Net (Note 13) on the Consolidated Statements of Operations.

10. Debt

     The following is a summary of long-term debt:

	March 31,	December 31,
	2002	2001

	(in thousands)
	(unaudited)
Parent company and other recourse debt	$21,945	$22,224
Subsidiary debt (non-recourse to parent)	4,698	5,675

Total debt	26,643	27,899
Current maturities of long-term debt	(7,891)	(7,761)

Long-term debt	$18,752	$20,138

     In May 2002, the Company entered into a revolving credit facility providing for borrowings and issuances of letters of credit and guarantees of up to $25 million. This credit facility matures in May 2003 and bears interest at the prime rate (4.75% at March 31, 2002) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125% which is subject to reduction based on deposits maintained at the bank. This facility provides the Company additional flexibility to implement its strategy and support its partner companies. The Company’s prior credit facility provided for the issuances of letters of credit up to $10 million. As of March 31, 2002, a letter of credit totaling $3.0 million was outstanding.

     Parent company and other recourse debt includes primarily mortgage obligations ($17.3 million), bank credit facilities ($4.1 million) and capital lease obligations ($0.5 million). These obligations bear interest at fixed rates between 7.75% to 9.75%, and variable rates between of 72% of the prime rate and prime plus 1% , or One Year LIBOR (3.0% at March 31, 2002) plus 1.87%.

     At March 31, 2002, CompuCom has a $50 million working capital facility and a $125 million receivables securitization facility. Consistent with its financing requirements, CompuCom reduced the working capital facility to $25 million in May 2002. The working capital facility, which had a May 2002 maturity date but has been extended to a June 2002 maturity date, bears interest at a rate of LIBOR plus an agreed-upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects the working capital facility to be renewed in June 2002. Availability under the working capital facility is subject to a borrowing base calculation. As of March 31, 2002, availability under the working capital facility was approximately $17 million. No amounts were outstanding under the working capital facility as of March 31, 2002 and December 31, 2001. Terms of the working capital facility limit the amounts available for capital expenditures and dividends. The securitization facility’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable to a consolidated, wholly owned special purpose subsidiary (SPS). The risk that CompuCom bears from bad debt losses on trade receivables sold is addressed in its allowance for doubtful accounts. The SPS has sold and, subject to certain conditions, may from time to time sell an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. CompuCom records these transactions as sales of accounts receivable. These sales are reflected as reductions of accounts receivable on the Consolidated Balance Sheets and are included in Net Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows. CompuCom is retained as servicer of the receivables; however, the cost of servicing the receivables is not material. Amounts outstanding as sold receivables as of March 31, 2002, consisted of two certificates totaling $60 million, one certificate for $10 million which had an April 2002 maturity date but has been extended to a September 2002 maturity date, and one certificate for $50 million with an October 2003 maturity date. Both facilities are subject to CompuCom’s compliance with selected financial covenants and ratios.

     Subsidiary debt includes bank credit facilities, term loans and capital lease obligations of consolidated partner companies. These obligations bear interest at fixed rates ranging between 7.5% and 12% and variable rates consisting of the prime rate plus 1%.

     Aggregate maturities of long-term debt during future years are (in millions): $7.9 — 2002; $2.4 — 2003; $0.7 — 2004; $0.5 — 2005; $0.5 — 2006; and $14.6 — thereafter.

11. Stock-Based Compensation

     The Company made an offer to its employees to exchange stock options held by these employees for restricted shares of the Company’s stock. Under the exchange program, each employee with an outstanding stock option with an exercise price in excess of $15.00 per share was offered the opportunity to exchange the options for shares of restricted stock. In order to participate in the exchange, a participant had to exchange all eligible options held. The shares of restricted stock were issued on January 22, 2002, and vest on the later of

July 22, 2002, or the date on which the unvested eligible option exchanged for the restricted shares would have vested. Vesting will be accelerated upon certain circumstances. Until the restricted stock vests, the shares are generally subject to forfeiture in the event an employee leaves the Company for a reason other than a termination for cause. As a result of the exchange, the Company issued 537,878 shares of restricted stock in January 2002 in return for 2,038,071 stock options that were canceled.

     Approximately $2.0 million of non-cash deferred compensation associated with this restricted stock will be expensed as the restricted stock vests, and will be reduced to the extent that a participant forfeits his or her shares of restricted stock received in the exchange prior to vesting. The deferred compensation charge is unaffected by future changes in the price of the common stock.

     The following tables reflect the effect on the Company’s outstanding options of the exchange program:

		Weighted Average
	Shares	Exercise Price

	(in thousands)
Outstanding at December 31, 2001	12,472	$15.80
Options canceled/forfeited under exchange program	(2,038)	36.94

	10,434	$11.68

     In addition to the above, the Company issued shares of restricted stock to employees in 2001 and 2002. During the first quarter of 2002, the Company issued 1.1 million shares of restricted stock to employees with a value on the date of grant of $3.9 million, which was recorded as deferred compensation. The restricted stock is subject to pro-rata vesting over periods ranging from two to four years.

     Compensation expense is recognized on a straight-line basis over the vesting period and is reduced to the extent that a participant forfeits shares of restricted stock received prior to vesting. The deferred compensation charge is unaffected by future changes in the price of the common stock. Total compensation expense for restricted stock issuances was $1.0 million for the three months ended March 31, 2002.

12. Restructuring

     During the first quarter of 2000, CompuCom effected a restructuring plan designed to reduce its cost structure by closing its distribution facility located in Houston, Texas, closing and consolidating three office facilities, and reducing its workforce. As a result, CompuCom recorded a restructuring charge of $5.2 million. During the fourth quarter of 1998, CompuCom recorded a $16.4 million restructuring charge, primarily consisting of costs associated with the closing of facilities and disposing of related fixed assets as well as employee severance and benefits related to a reduction in workforce.

     The following table provides a summary of the restructuring accrual for the three months ended March 31, 2002:

	Accrual at	Cash	Accrual at
	12/31/01	Payments	3/31/02

	(in thousands)
	(unaudited)
Lease termination costs	$1,861	$(164)	$1,697

     The remaining accrual at March 31, 2002 is reflected in Accrued Expenses on the Consolidated Balance Sheets and relates to nine leases for former office sites that have not been terminated, two of which have not been sublet. CompuCom believes the restructuring accrual is adequate. Differences, if any, between the estimated amount accrued and actual amounts paid will be reflected in operating expenses in future periods.

13. Other Loss, Net

     Other loss, net, consists of the following:

	Three Months Ended March 31,

	2002	2001

	(in thousands)
	(unaudited)
Loss on sale of public holdings, net	$(1,166)	$(159)
Gain on sale of private partner companies, net	5,797	64
Gain on distributions from private equity funds, net	486	—
Unrealized gain (loss) on Tellabs and related forward sales contracts, net	715	(4,332)
Unrealized loss on other trading securities, net	(7,703)	(854)
Impairment charges	(3,660)	(3,994)

	$(5,531)	$(9,275)

     During 2002, the Company sold shares of public holdings, primarily Palm, for aggregate net cash proceeds of $13.1 million, and recorded losses of $1.2 million.

     During 2002, the Company received $6.0 million related to the release of escrowed proceeds from the sale of a partner company in 2000. The net gain on the sale of private partner companies was $5.8 million for the three months ended March 31, 2002.

     During 2002, the Company recorded a gain of $0.7 million related to its holdings in Tellabs. This amount reflects a $15.9 million gain on the change in the fair value of the hedging contract, reduced by a $15.2 million loss on the change in fair value of the Tellabs holdings.

     Impairment charges reflect certain equity holdings accounted for under the consolidation or cost method judged to have experienced an other than temporary decline in value (Note 9).

14. Income Taxes

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

     The Company’s consolidated income tax expense recorded for the three months ended March 31, 2002 was $1.1 million, net of a recorded valuation allowance of $14.6 million. The Company recorded a valuation allowance against its deferred tax assets since it is more likely than not that these assets will not be realized in future years.

15. Net Loss Per Share

     The calculations of net loss per share were:

	Three Months Ended March 31,

	2002	2001

	(in thousands except per share data)
	(unaudited)
Basic:
Net loss prior to cumulative effect of change in accounting principle	$(40,738)	$(249,743)
Cumulative effect of change in accounting principle	425	—

Net loss after cumulative effect of change in accounting principle	$(40,313)	$(249,743)

Average common shares outstanding	117,523	117,239

Basic prior to cumulative effect of change in accounting principle	$(0.35)	$(2.13)
Cumulative effect of change in accounting principle	0.01	—

Basic after cumulative effect of change in accounting principle	$(0.34)	$(2.13)

Diluted:
Net loss prior to cumulative effect of change in accounting principle	$(40,738)	$(249,743)
Effect of public holdings	(469)	(375)

Adjusted net loss	$(41,207)	$(250,118)

Average common shares outstanding	117,523	117,239

Diluted prior to cumulative effect of change in accounting principle	$(0.35)	$(2.13)

Net loss after cumulative effect of change in accounting principle	$(40,313)	$(249,743)
Effect of public holdings	(541)	(375)

Adjusted net loss	$(40,854)	$(250,118)

Average common shares outstanding	117,523	117,239

Diluted after cumulative effect of change in accounting principle	$(0.35)	$(2.13)

     If a consolidated or equity method public company has dilutive options or securities outstanding, diluted net loss per share is computed first by deducting from net loss the income attributable to the potential exercise of the dilutive options or securities of the company. This impact is shown as an adjustment to net loss for purposes of calculating diluted net loss per share.

     The computation of average common shares outstanding for the three months ended March 31, 2002, excludes 1.7 million shares of non-vested restricted stock.

     Approximately 0.3 million weighted average common stock equivalents related to stock options and approximately 8.3 million shares representing the weighted average effect of assumed conversion of the convertible subordinated notes were excluded from the denominator in the calculation of diluted loss per share for the three months ended March 31, 2002, because their effect was anti-dilutive. For the three months ended March 31, 2001, these amounts were 0.9 million and 8.3 million, respectively.

16. Parent Company Financial Information

     The Company’s Consolidated Financial Statements reflect certain entities accounted for under the consolidation method of accounting.

     Parent company financial information is provided to present the financial position and results of operations of the Company as if the less than wholly owned consolidated companies (see Note 2) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies.

Parent Company Balance Sheets

	March 31,	December 31,
	2002	2001

	(in thousands)
	(unaudited)
Assets
Cash and cash equivalents	$167,757	$171,531
Restricted cash	9,642	8,033
Trading securities	93,757	205,553
Income tax receivable	61,141	62,647
Other current assets	16,008	18,299

Total current assets	348,305	466,063
Ownership interests in and advances to affiliates	261,472	274,389
Available-for-sale securities	4,535	4,822
Note receivable — related party	24,084	25,046
Other	69,578	71,009

Total Assets	$707,974	$841,329

Liabilities and Shareholders’ Equity
Current liabilities, primarily accrued expenses and accounts payable	$17,821	$23,632
Other current liabilities	84,136	171,804

Total current liabilities	101,957	195,436
Long-term debt	16,543	16,676
Other long-term liabilities	9,926	10,541
Convertible subordinated notes	200,000	200,000
Shareholders’ equity	379,548	418,676

Total Liabilities and Shareholders’ Equity	$707,974	$841,329

     Debt includes primarily mortgage obligations bearing interest at fixed rates between 7.75% to 9.75%, and variable rates of 72% of the prime rate (4.75% at March 31, 2002) or LIBOR (3.0% at March 31, 2002) plus 1.87%.

     Aggregate maturities of long-term debt during future years are (in millions): $0.8 — 2002; $0.4 — 2003; $0.5 — 2004; $0.5 — 2005; $0.6 — 2006; and $14.5 — thereafter.

Parent Company Statements of Operations

	Three Months Ended March 31,

	2002	2001

	(in thousands)
	(unaudited)
Revenue	$13,543	$18,916

Operating expenses:
Cost of sales	6,649	7,614
Selling	792	414
General and administrative	12,448	17,429
Depreciation and amortization	473	2,191

	20,362	27,648

	(6,819)	(8,732)
Other loss, net	(3,457)	(9,275)
Interest and financing expense, net	(4,593)	(2,748)

Loss before income taxes and equity loss	(14,869)	(20,755)
Income taxes	—	10,019
Equity loss	(25,444)	(239,007)

Net loss	$(40,313)	$(249,743)

     The Company’s share of income or losses of its less than wholly owned consolidated subsidiaries are reflected in Equity Loss.

Parent Company Statements of Cash Flows

	Three Months Ended March 31,

	2002	2001

	(in thousands)
Operating Activities
Net loss	$(40,313)	$(249,743)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	473	2,191
Deferred income taxes	—	(7,052)
Equity loss	25,444	239,007
Non-cash compensation charges	953	—
Other loss, net	3,457	9,275
Cash provided (used) by changes in working capital items	(1,772)	(3,787)

Net cash used in operating activities	(11,758)	(10,109)
Investing Activities
Proceeds from sales of trading securities	13,167	—
Proceeds from sales of and distributions from affiliates	9,211	4,020
Advances to affiliates	(2,241)	(5,524)
Repayment of advances to affiliates	—	30
Acquisitions of ownership interests in affiliates and subsidiaries, net cash acquired	(11,696)	(22,830)
Capital expenditures	(76)	(1,050)
Repayments of advances to related party, net	1,372	—
(Increase) decrease in restricted cash and short-term investments	(1,609)	51,728
Other, net	(75)	38

Net cash provided by investing activities	8,053	26,412
Financing Activities
Repayments on long-term debt	(69)	(117)
Issuance of Company common stock, net	—	138

Net cash (used in) provided by financing activities	(69)	21

Net (Decrease) Increase in Cash and Cash Equivalents	(3,774)	16,324
Cash and Cash Equivalents at beginning of year	171,531	117,774

Cash and Cash Equivalents at end of year	$167,757	$134,098

17. Operating Segments

     Our reportable segments include i) Strategic Private Companies, which includes those companies that we focus on providing superior operational and management support with the goal of accelerating value creation; ii) Public Companies (excluding CompuCom), which includes the results of operations of our publicly-traded companies (excluding CompuCom); iii) CompuCom, which represents the results of our subsidiary, CompuCom; and iv) Other Private Companies and Funds, which represents other private companies and private equity funds in which we hold an equity interest.

     In periods prior to 2002, our reportable segments were General Safeguard Operations, Partner Company Operations and CompuCom Operations. All prior periods have been restated to conform to the current-year presentation. The development of the current segments corresponds to the implementation of our shift in strategic focus announced in early 2002, and represents management’s view of the Company’s operations.

     The following tables reflect our consolidated operating data by reported segments. Each segment includes the results of the consolidated companies and records our share of income or losses for entities accounted for under the equity method. Segment results also include impairment charges, gains or losses related to the disposition of partner companies and the mark to market of trading securities. All significant intersegment activity has been eliminated. Accordingly, segment results reported exclude the effect of transactions between us and our subsidiaries.

     Segment results reviewed by management do not include corporate expenses, results of operations of disposed companies, goodwill amortization and income taxes. These items are included in other items.

Three Months Ended March 31, 2002

		Other	Public
		Private	Companies
	Strategic Private	Companies	(excluding		Total		Consolidated
	Companies	and Funds	CompuCom)	CompuCom	Segments	Other Items	Results

	(in thousands)
	(unaudited)
Revenue
Product sales	$381	$1,819	$1,298	$259,269	$262,767	$—	$262,767
Service sales	8,354	4,633	1,797	67,679	82,463	—	82,463
Other	—	5,529	—	—	5,529	45	5,574

	8,735	11,981	3,095	326,948	350,759	45	350,804
Operating expenses
Cost of sales — product	52	652	16	232,538	233,258	—	233,258
Cost of sales — service	6,878	3,521	401	44,120	54,920	—	54,920
Selling and service	4,250	818	1,284	23,135	29,487	—	29,487
General and administrative	2,887	7,377	1,050	17,558	28,872	5,762	34,634
Depreciation and amortization	420	1,178	675	4,787	7,060	341	7,401

Total operating expenses	14,487	13,546	3,426	322,138	353,597	6,103	359,700

	(5,752)	(1,565)	(331)	4,810	(2,838)	(6,058)	(8,896)
Other income (loss), net	(16)	3,187	(8,702)	—	(5,531)	—	(5,531)
Interest and financing expense, net	(76)	(204)	(76)	(309)	(665)	(4,780)	(5,445)

Net income (loss) before equity loss, minority interest, income taxes and change in accounting principle	(5,844)	1,418	(9,109)	4,501	(9,034)	(10,838)	(19,872)
Income taxes	—	—	—	—	—	(1,118)	(1,118)
Minority interest	646	133	—	(1,620)	(841)	—	(841)
Equity loss	(1,063)	(14,480)	(3,201)	—	(18,744)	(163)	(18,907)

Net income (loss) before change in accounting principle	(6,261)	(12,929)	(12,310)	2,881	(28,619)	(12,119)	(40,738)
Cumulative effect of change in accounting principle	—	—	—	425	425	—	425

Net Income (Loss)	$(6,261)	$(12,929)	$(12,310)	$3,306	$(28,194)	$(12,119)	$(40,313)

Three Months Ended March 31, 2001

		Other	Public
		Private	Companies
	Strategic Private	Companies	(excluding		Total		Consolidated
	Companies	and Funds	CompuCom)	CompuCom	Segments	Other Items	Results

	(in thousands)
	(unaudited)
Revenue
Product sales	$1,479	$—	$1,623	$482,361	$485,463	$—	$485,463
Service sales	11,080	—	1,877	71,927	84,884	—	84,884
Other	—	6,548	—	—	6,548	80	6,628

	12,559	6,548	3,500	554,288	576,895	80	576,975
Operating expenses
Cost of sales — product	1,404	—	486	440,271	442,161	—	442,161
Cost of sales — service	8,245	—	382	48,334	56,961	—	56,961
Selling and service	3,163	—	1,613	33,119	37,895	—	37,895
General and administrative	2,913	6,420	816	22,011	32,160	8,033	40,193
Depreciation and amortization	683	70	707	5,669	7,129	2,565	9,694

Total operating expenses	16,408	6,490	4,004	549,404	576,306	10,598	586,904

	(3,849)	58	(504)	4,884	589	(10,518)	(9,929)
Other loss, net	—	(2,842)	(6,433)	—	(9,275)	—	(9,275)
Interest and financing expense, net	(61)	12	(78)	(1,729)	(1,856)	(2,891)	(4,747)

Net income (loss) before equity loss, minority interest and income taxes	(3,910)	(2,772)	(7,015)	3,155	(10,542)	(13,409)	(23,951)
Income taxes	—	—	—	—	—	9,257	9,257
Minority interest	—	—	—	(1,050)	(1,050)	—	(1,050)
Equity loss	—	(37,562)	(144,806)	—	(182,368)	(51,631)	(233,999)

Net Income (Loss)	$(3,910)	$(40,334)	$(151,821)	$2,105	$(193,960)	$(55,783)	$(249,743)

	Three Months Ended March 31,

	2002	2001

	(in thousands)
	(unaudited)
Other Items
Corporate
Corporate operations	$(11,001)	$(11,629)
Results of operations — dispositions	—	(43,792)
Goodwill amortization	—	(9,619)
Income tax (expense) benefit	(1,118)	9,257

	$(12,119)	$(55,783)

18. Business Combinations

Acquisitions by the Company

     In January 2002, the Company acquired a majority ownership interest in Protura Wireless for $4 million in cash. Protura has developed patent-pending technology that makes it possible for cellular manufacturers to switch from cumbersome external antennas to Protura internal antennas without losing performance. The Company believes the Protura acquisition allows it to participate in the rewards of value creation inherent in technology innovation.

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

Acquisitions by Subsidiaries

     During 2001, CompuCom consummated four business combinations (collectively, “the 2001 acquisitions”). The aggregate purchase price of the 2001 acquisitions, net of cash acquired, was approximately $121 million. CompuCom’s allocation of the aggregate purchase price for the 2001 acquisitions consisted of approximately $93 million to current assets, $1 million to non-current assets, $31 million to goodwill, $6 million to intangible assets with definite useful lives, and $10 million to current liabilities. CompuCom used available cash to finance the 2001 acquisitions.

Pro Forma Financial Information

     The following unaudited pro forma financial information presents the combined results of operations of the Company as if the acquisitions had occurred as of January 1, 2001, after giving effect to certain adjustments, including amortization of intangibles with definite useful lives, increased interest and financing expense on debt related to the acquisitions and related income tax effects. The pro forma results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented and are not intended to be a projection of future results.

Three Months Ended
March 31, 2001

(in thousands except per share data) (unaudited)
Total revenues	$596,615
Net loss	(249,355)
Diluted loss per share	$(2.13)

19. Related Party Transactions

     In May 2001, the Company consummated a definitive agreement with the Company’s former Chairman and Chief Executive Officer, Mr. Musser under which the Company loaned him $26.5 million. The loan bears interest at an annual rate of 7% and is payable on demand at any time after January 1, 2003. Mr. Musser granted the Company security interests in securities and real estate as collateral. After April 30, 2006, the Company will have recourse against Mr. Musser personally, except with respect to certain ongoing compensation to be received by him. The Company has the right to sell the collateral at any time and apply the net after-tax proceeds from the sales of the collateral against amounts outstanding on the loan. The outstanding balance of the loan at March 31, 2002 was approximately $24.1 million. Until April 30, 2006, the Company will have recourse only against the collateral.

20. Commitments and Contingencies

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

     These two cases have been consolidated for further proceedings under the name “In Re: Safeguard Scientifics Securities Litigation” and the Court has approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. The plaintiffs have filed a consolidated and amended complaint. The Company is in the process of responding to this complaint. While the outcome of this litigation is uncertain, the Company believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuit vigorously.

Other

     The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

     In connection with its ownership interests in certain affiliates, the Company has guaranteed $7 million of bank loan and other commitments, and has committed capital of approximately $69 million to various affiliates, to be funded over the next several years, including approximately $21 million which is expected to be funded in the next twelve months.

     The Company has received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner to the fund for a further distribution to the funds limited partners.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain risks, uncertainties and other factors that could cause actual results to be materially different than those contemplated by these statements. These risks and uncertainties include the factors described elsewhere in this report and in our filings with the SEC. We do not assume any obligation to update any forward-looking statements or other information contained in this Quarterly Report.

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

General

     We are an operating company that seeks to create long-term value by acquiring technology-related companies that we develop by providing superior operations and management support. We also develop and operate emerging technology companies through our extensive network of partner companies and private equity funds (collectively, affiliates). We provide the resources to address the challenges facing our partner companies and enable these companies to capitalize on their potential opportunities. These resources include capital, management and operational expertise. We believe that our experience in developing and operating technology companies enables us to identify and attract companies with the greatest potential for success and to assist these companies to become market leaders and create value for us.

     In the past, we have focused on early-stage, technology companies in software, communications and e-Services in the “time-to-market” stage of development. Time-to-market is the process of getting from an idea to a commercially viable product, and involves the conception and development of a technology or product.

     We shifted our strategy to build on three specific paths to value creation for our shareholders. We will first focus on acquiring and developing business and IT services companies where positive and recurring cash flow opportunities exist, as well as the potential for growth and operational improvement. Our goal in this sector is to become self-sustainable from internally generated cash flow. We will build on our base of existing companies in the business and IT services area and will seek to acquire controlling ownership in other service companies, which have the proper profile to allow us to leverage our operational and management expertise in order to maximize the companies’ cash generating potential. The second focus is to build software companies with compelling technology and market potential for growth in the “time-to-volume” stage of development. Time-to-volume is the process of taking a commercially viable product and building a viable company with distribution channels, a sales and marketing organization, and a corporate infrastructure that has the capability to grow rapidly and achieve market success. Our focus in software will be to provide capital, operating leadership and post-acquisition involvement to build the go-to-market model, and enhance the likelihood of success of these companies. Our third focus is to continue to support entrepreneurs in creating new technologies and applications by acquiring interests in their companies. Our goal in this area is to continue to allow our shareholders and us to participate in the rewards of value creation inherent in technology innovation. Although this strategy represents a shift in focus for us, the goal of providing long-term shareholder value through operating and managing promising companies to realize their full potential remains the same.

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

     In order to focus capital resources on our strategy, we have reviewed our investing posture with respect to private equity funds, and have concluded that we likely will not enter into new investment commitments to off-campus funds in the immediate future. We are also evaluating our current participation in off-campus private equity funds. During 2002, we sold our interest in an off-campus fund and reduced our unfunded commitments by over $6 million. We continue to participate in the management of 12 private equity funds which are located on our corporate campus, which have total committed capital of more than $2.6 billion.

     The private equity funds help us to provide operational and management support to our partner companies. The private equity funds provide acquisition syndication opportunities, increase our capital base, facilitate strategic partner development and increase our geographic penetration. The personal relationships and expertise of the professionals employed by these funds are important resources for developing and evaluating acquisition opportunities. We frequently refer opportunities that do not fit our operating strategy to an appropriate fund. The funds may pursue broader investment strategies and may invest at earlier stages and at less significant ownership percentages than us. The diversification within the funds allows us to identify and take advantage of a broader range of emerging technologies, to maintain relationships with a greater number of promising entrepreneurs and to evaluate perceived shifts in technologies.

     Our operations are classified into the following operating segments: i) Strategic Private Companies; ii) Other Private Companies and Funds; iii) Public Companies (excluding CompuCom); and iv) CompuCom.

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

     Partner companies and private equity funds whose results we do not consolidate, but over whom we exercise significant influence, or for whom majority voting ownership is likely to be temporary, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a partner company depends on an evaluation of several factors including, among others, our representation on the partner company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the partner company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the partner company. We also account for our interests in some private equity funds under the equity method of accounting, based on our respective general and limited partner interests. Under the equity method of accounting, a partner company’s results of operations are not reflected within our Consolidated Statements of Operations; however, our share of the income or losses of the partner company is reflected in Equity Loss in our Consolidated Statements of Operations. When the carrying value of a partner company accounted for under the equity method is reduced to zero, we no longer include our share of losses of that company in our operating results unless we have outstanding guarantee obligations or have committed additional financing. When that company subsequently reports income, we will not record our share of such income until it equals the amount of our share of losses not previously recognized. The share of income or losses is generally based upon our voting ownership of the partner company’s securities, which may be different from the percentage of the economic ownership of the partner company held by us.

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

     We periodically assess the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important which could trigger an impairment review include significant underperformace relative to historical or expected future operating results, significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in its stock price for a sustained period. Additionally, on a continuous basis, but no less frequently than at the end of each quarterly reporting period, we evaluate the carrying value of our ownership interests in and advances to each of our affiliates for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest in and advances to each affiliate relative to its carrying value, the financial condition and prospects of the affiliate and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as the hiring of key employees or the establishment of strategic relationships. We then determine whether there has been an other than temporary decline in the carrying value of the affiliate. Impairment charges are determined by comparing the estimated fair value of a partner company with the carrying value. The fair value of our ownership interests in and advances to privately held partner companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies, or the value negotiated with the partner company’s founders. The fair value of our ownership interests in private equity funds is generally determined based on the value of our pro rata portion of the funds’ net assets.

     We operate in an industry which is rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the ultimate recoverability of the carrying value, including goodwill, could change in the near term and that the effect of such changes on our Consolidated Financial Statements could be material. While we believe that the current recorded carrying values of our affiliates are not impaired, there can be no assurance that our future results will confirm this assessment or that a significant write-down or write-off of the carrying value will not be required in the future.

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

     To understand our net results of operations and financial position without the effect of consolidating our consolidated partner companies, please refer to Note 16 to our Consolidated Financial Statements, which summarizes our parent company statements of operations and balance sheets and presents consolidated partner companies as if they were accounted for under the equity method of accounting. Our share of the income or losses of the consolidated partner companies is included in Equity Loss in the Parent Company Statements of Operations. The carrying value of these companies is included in Ownership Interests In and Advances to Affiliates on the Parent Company Balance Sheets.

     Although the Parent Company Statements of Operations and Balance Sheets presented in Note 16 reflect our historical results, they are not necessarily indicative of future parent company balance sheets and statements of operations.

Net Results of Operations

     Our reportable segments include i) Strategic Private Companies, which includes those companies that we focus on providing superior operational and management support with the goal of accelerating value creation; ii) Public Companies (excluding CompuCom), which includes the results of operations of our publicly-traded companies (excluding CompuCom); iii) CompuCom, which represents the results of our subsidiary, CompuCom; and iv) Other Private Companies and Funds, which represents other private companies and private equity funds in which we hold an equity interest.

     At March 31, 2002, we had ownership in 25 partner companies, which were classified into the following segments:

	Strategic Private	Other Private Companies	Public Companies
	Companies	and Funds	(excluding CompuCom)	CompuCom

Consolidated	Agari (62%) aligne (100%) Lever8 Solutions (100%) Protura (56%) Sotas (74%)	Aptas (48%) PTM Productions (84%)	Tangram (58%)	CompuCom (60%)

Equity	Mantas (35%)	Kanbay (30%) Nextone (37%) Persona (31%) QuestOne (31%) TechSpace (42%) Wireless Online (42%)	ChromaVision (28%) DocuCorp (20%) eMerge (16%) Internet Capital Group (13%) Lifef/x (44%) Sanchez (24%) USDATA (34%)

Cost		Realtime Media (9%)	Pac-West Telecomm (7%)

     The percentages above reflect our voting ownership at March 31, 2002. Although we own less than 20% of the voting stock of some of these companies, we accounted for these companies on the equity method as we believe we have the ability to exercise significant influence based on our representation of each company’s board of directors and other factors. Although we own less than 50% of the voting stock of Aptas, we consolidated their results as we believe we have the ability to control the company based on our representation of the board of directors and other factors.

     In periods prior to 2002, our reportable segments were General Safeguard Operations, Partner Company Operations and CompuCom Operations. All prior periods have been restated to conform to the current-year presentation. The development of the current segments corresponds to the implementation of our shift in strategic focus announced in early 2002, and represents management’s view of our operations.

     The following tables reflect our consolidated operating data by reported segments. Each segment includes the results of the consolidated companies and records our share of income or losses for entities accounted for under the equity method. Segment results also include impairment charges, gains or losses related to the disposition of partner companies and the mark to market of trading securities. All significant intersegment activity has been eliminated. Accordingly, segment results reported exclude the effect of transactions between us and our subsidiaries.

     Segment results reviewed by management do not include corporate expenses, results of operations of disposed companies, goodwill amortization and income taxes. These items are included in other items.

Three Months Ended March 31, 2002

		Other	Public
	Strategic	Private	Companies
	Private	Companies	(excluding		Total		Consolidated
	Companies	and Funds	CompuCom)	CompuCom	Segments	Other Items	Results

	(in thousands) (unaudited)
Revenue
Product sales	$381	$1,819	$1,298	$259,269	$262,767	$—	$262,767
Service sales	8,354	4,633	1,797	67,679	82,463	—	82,463
Other	—	5,529	—	—	5,529	45	5,574

	8,735	11,981	3,095	326,948	350,759	45	350,804
Operating expenses
Cost of sales — product	52	652	16	232,538	233,258	—	233,258
Cost of sales — service	6,878	3,521	401	44,120	54,920	—	54,920
Selling and service	4,250	818	1,284	23,135	29,487	—	29,487
General and administrative	2,887	7,377	1,050	17,558	28,872	5,762	34,634
Depreciation and amortization	420	1,178	675	4,787	7,060	341	7,401

Total operating expenses	14,487	13,546	3,426	322,138	353,597	6,103	359,700

	(5,752)	(1,565)	(331)	4,810	(2,838)	(6,058)	(8,896)
Other income (loss), net	(16)	3,187	(8,702)	—	(5,531)	—	(5,531)
Interest and financing expense, net	(76)	(204)	(76)	(309)	(665)	(4,780)	(5,445)

Net income (loss) before equity loss, minority interest, income taxes and change in accounting principle	(5,844)	1,418	(9,109)	4,501	(9,034)	(10,838)	(19,872)
Income taxes	—	—	—	—	—	(1,118)	(1,118)
Minority interest	646	133	—	(1,620)	(841)	—	(841)
Equity loss	(1,063)	(14,480)	(3,201)	—	(18,744)	(163)	(18,907)

Net income (loss) before change in accounting principle	(6,261)	(12,929)	(12,310)	2,881	(28,619)	(12,119)	(40,738)
Cumulative effect of change in accounting principle	—	—	—	425	425	—	425

Net Income (Loss)	$(6,261)	$(12,929)	$(12,310)	$3,306	$(28,194)	$(12,119)	$(40,313)

Three Months Ended March 31, 2001

		Other	Public
	Strategic	Private	Companies
	Private	Companies	(excluding		Total	Other	Consolidated
	Companies	and Funds	CompuCom)	CompuCom	Segments	Items	Results

	(in thousands) (unaudited)
Revenue
Product sales	$1,479	$—	$1,623	$482,361	$485,463	$—	$485,463
Service sales	11,080	—	1,877	71,927	84,884	—	84,884
Other	—	6,548	—	—	6,548	80	6,628

	12,559	6,548	3,500	554,288	576,895	80	576,975
Operating expenses
Cost of sales — product	1,404	—	486	440,271	442,161	—	442,161
Cost of sales — service	8,245	—	382	48,334	56,961	—	56,961
Selling and service	3,163	—	1,613	33,119	37,895	—	37,895
General and administrative	2,913	6,420	816	22,011	32,160	8,033	40,193
Depreciation and amortization	683	70	707	5,669	7,129	2,565	9,694

Total operating expenses	16,408	6,490	4,004	549,404	576,306	10,598	586,904

	(3,849)	58	(504)	4,884	589	(10,518)	(9,929)
Other loss, net	—	(2,842)	(6,433)	—	(9,275)	—	(9,275)
Interest and financing expense, net	(61)	12	(78)	(1,729)	(1,856)	(2,891)	(4,747)

Net income (loss) before equity loss, minority interest and income taxes	(3,910)	(2,772)	(7,015)	3,155	(10,542)	(13,409)	(23,951)
Income taxes	—	—	—	—	—	9,257	9,257
Minority interest	—	—	—	(1,050)	(1,050)	—	(1,050)
Equity loss	—	(37,562)	(144,806)	—	(182,368)	(51,631)	(233,999)

Net Income (Loss)	$(3,910)	$(40,334)	$(151,821)	$2,105	$(193,960)	$(55,783)	$(249,743)

	Three Months Ended March 31,

	2002	2001

	(in thousands)
	(unaudited)
Other Items
Corporate
Corporate operations	$(11,001)	$(11,629)
Results of operations — dispositions	—	(43,792)
Goodwill amortization	—	(9,619)
Income tax (expense) benefit	(1,118)	9,257

	$(12,119)	$(55,783)

     Corporate expenses include the costs of providing operations and management support to our partner companies. Results of operations - dispositions includes the results for partner companies which were disposed of prior to the new segments being developed. Goodwill is no longer amortized as a result of the adoption of SFAS 142 effective January 2002.

Strategic Private Companies

	Three Months Ended March 31,

	2002	2001

	(in thousands)
	(unaudited)
Revenue	$8,735	$12,559
Total operating expenses	14,487	16,408

	(5,752)	(3,849)
Other loss, net	(16)	—
Interest expense, net	(76)	(61)
Minority interest	646	—
Equity loss	(1,063)	—

	$(6,261)	$(3,910)

     Revenue. Revenue consists of sales by aligne, Lever8 Solutions and Sotas and, for 2002, sales by Protura and Agari. Revenue decreased $3.8 million for the three months ended March 31, 2002 compared to the prior year period. Of this decrease, $3.1 million relates to a decline in consulting revenue at aligne and Lever8 due to reduced demand for IT services and continued market softness. During the first quarter, we integrated two existing partner companies, Palarco, a provider of global IT solutions, and aligne Solutions (formerly K Consultants), an IT management organization, to create a full service IT solutions company, Lever8 Solutions. Lever8 provides tailored software, staffing and infrastructure outsourcing solutions to fit the needs of its clients, which span multiple industries, including pharmaceuticals, consumer packaged goods, manufacturing, healthcare, financial services and technology.

     Operating Expenses. Operating expenses decreased $1.9 million for the three months ended March 31, 2002 compared to the prior year period. Of this decrease, $3.5 million relates to decreased costs at Sotas and $1.3 million relates a decline in operating costs at aligne and Lever8. These decreases were partially offset by $2.9 million of operating expenses related to Agari and Protura subsequent to consolidating their results. During the second half of 2001 and the first quarter of 2002, these companies took steps to reduce their costs to better align their overall cost structure and organization with anticipated demand for their products and services. These steps, including a reduction in the number of consultants and functional support personnel, were taken as a result of the continued decline in demand for technology services.

     Equity Loss. Equity loss for the three months ended March 31, 2002 includes our share of Mantas’ results of operations. We acquired a controlling interest in Mantas in April 2002. As a result, we will consolidate Mantas’ results in the second quarter of 2002.

Other Private Companies and Funds

	Three Months Ended March 31,

	2002	2001

	(in thousands)
	(unaudited)
Revenue	$11,981	$6,548
Operating expenses	13,546	6,490

	(1,565)	58
Other income (loss), net	3,187	(2,842)
Interest and financing expense, net	(204)	12
Minority interest	133	—
Equity loss	(14,480)	(37,562)

	$(12,929)	$(40,334)

     Revenue. Revenue includes management fees charged to private equity funds for operational and management services and, in 2002, sales by PTM Productions and Aptas. Revenue increased $5.4 million for the three months ended March 31, 2002 compared to the prior year period. The increase is due to $6.5 million of revenue related to the operations of PTM and Aptas subsequent to consolidating their results, partially offset by reduced management fees.

     Operating Expenses. Operating expenses increased $7.1 million for the three months ended March 31, 2002 compared to the prior year period. The increase is due to a $8.2 million of costs related to the operations of PTM and Aptas subsequent to consolidating their results, partially offset by reduced costs at the private equity funds.

     Other Income (Loss), Net. Other income (loss), net includes $6.0 million related to the release of escrowed proceeds from the sale of a partner company in 2000. Other income (loss), net also includes $3.1 and $2.9 million of impairment charges for the three months ended March 31, 2002 and 2001. Impairment charges reflect certain holdings judged to have experienced on other than temporary decline in value.

     Equity Loss. Equity loss fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies and the net results of operations of these companies. Equity loss decreased $23.1 million for the three months ended March 31, 2002 compared to the prior year period. Of the total decrease, $11.7 million relates to our share of losses of a private equity fund that had reduced impairment charges in 2002 when compared to 2001. An additional $3.7 million of the decrease relates to impairment charges on affiliates accounted for under the equity method, and $3.2 million of the decrease is due to discontinuing the recording of equity losses of partner companies whose carrying value was reduced to $0 during 2001. The remaining decline is primarily due to reduced operating losses at certain companies.

     Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final.

     Many of our equity method partner companies are technology-related companies with limited operating histories that have not generated significant revenues and have incurred substantial losses in prior years. We expect these losses to continue in 2002. We expect to continue to acquire interests in more technology-related companies that may have operating losses when we acquire them and that we may account for under the equity method. Additionally, we expect certain of our existing partner companies to continue to invest in their products and services and to recognize operating losses related to those activities.

     As a result, equity losses could continue to be significant. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that we operate in a volatile business environment. This could result in additional material impairment charges in future periods.

Public Companies (excluding CompuCom)

	Three Months Ended March 31,

	2002	2001

	(in thousands)
	(unaudited)
Revenue	$3,095	$3,500
Operating expenses	3,426	4,004

	(331)	(504)
Other loss, net	(8,702)	(6,433)
Interest and financing expense, net	(76)	(78)
Equity loss	(3,201)	(144,806)

	$(12,310)	$(151,821)

     Revenue and Operating Expenses. While revenue declined for Tangram in the first quarter of 2002 when compared to the first quarter of 2001, Tangram was able to reduce its loss from operations. This improvement was the result of 2001 cost structure adjustments that addressed the economic downturn in the technology sector.

Other Loss, Net.

	Three Months Ended March 31,

	2002	2001

	(in thousands)
	(unaudited)
Loss on sale of companies	$(1,166)	$(159)
Unrealized gain (loss) on Tellabs and related forward sale contracts, net	715	(4,332)
Unrealized loss on other trading securities	(7,703)	(854)
Impairment charges	(548)	(1,088)

	$(8,702)	$(6,433)

     During 2002, we sold shares of public holdings, primarily Palm, for aggregate net cash proceeds of $13.1 million, and recorded losses of $1.2 million.

     During 2002, we recorded a gain of $0.7 million related to its holdings in Tellabs. This amount reflects a $15.9 million gain on the change in the fair value of the hedging contract, reduced by a $15.2 million loss on the change in fair value of the Tellabs holdings.

     Impairment charges reflect certain equity holdings judged to have experienced an other than temporary decline in value (Note 9).

     Equity Loss. Equity loss for the three months ended March 31, 2001 includes $136.5 million related to Internet Capital Group. As of March 31, 2001, as a result of recording our share of Internet Capital Group’s losses, our carrying value was reduced to $0. As a result, we no longer record our share of Internet Capital Group’s operating results in our Consolidated Statements of Operations.

     Excluding equity loss attributable to Internet Capital Group, equity loss was $3.2 million in 2002 and $8.3 million in 2001, a decrease of $5.1 million. This decrease is primarily due to reduced losses at certain partner companies.

     Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final.

     Many of our equity method partner companies are technology-related companies with limited operating histories that have not generated significant revenues and have incurred substantial losses in prior years. We expect these losses to continue in 2002. We expect to continue to acquire interests in more technology-related companies that may have operating losses when we acquire them and that we may account for under the equity method. Additionally, we expect certain of our existing partner companies to continue to invest in their products and services and to recognize operating losses related to those activities.

     As a result, equity losses could continue to be significant. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that we operate in a volatile business environment. This could result in additional material impairment charges in future periods.

CompuCom

	Three Months Ended March 31,

	2002	2001

	(in thousands)
	(unaudited)
Revenue	$326,948	$554,288
Cost of Sales	276,658	488,605

	50,290	65,683
Other operating expenses	45,480	60,799

	4,810	4,884
Interest and financing expense, net	(309)	(1,729)
Minority interest	(1,620)	(1,050)

	2,881	2,105
Cumulative effect of change in accounting principle	425	—

	$3,306	$2,105

     In November 2001, CompuCom purchased certain assets and assumed certain liabilities associated with ClientLink, which provides high-end technical consulting, development, deployment and maintenance services. In November 2001, CompuCom acquired Northern NEF, Inc. (NNEF), a Federal systems integrator and solutions provider, whose services include systems engineering, software development, integration, test and training as well as related program management support services to various defense and civilian agencies of the Federal and state governments and commercial accounts. In July 2001, CompuCom purchased certain assets and assumed certain liabilities of Excell Data Corporation. The net assets acquired were used by Excell primarily in its business of high-end technical applications development, network infrastructure design and deployment and worldwide event technical planning and support.

     Revenue. Revenue, which consists of product revenue and service revenue, decreased $227 million or 41% for the three months ended March 31, 2002 as compared to the same period in 2001. Of the total decrease, $223 million or 46% was attributable to product revenue, and $4 million or 6% was attributable to service revenue. CompuCom attributes the product revenue decrease primarily to general economic conditions that have resulted in lower demand for personal computer products mainly from its Fortune 1000 client base. Product revenue was negatively impacted by certain clients electing to purchase product directly from manufacturers. The decrease in service revenue was primarily due to services directly related to product sales and IT outsourcing services, partially offset by service sales associated with the acquisitions.

     Cost of Sales/Gross Margin. Product gross margin for the three months ended March 31, 2002 was 10.3% compared to 8.7% for the same period in 2001. CompuCom believes this increase is due to the decline in product revenue generated by higher volume, lower margin clients. Service gross margin for the three months ended March 31, 2002 was 34.8% compared to 32.8% for the same period in 2001. The increase was due to improvements in the management and utilization of CompuCom’s service related resources.

     Due to competitive conditions, CompuCom expects to experience continued pressure on both revenue and gross margin, the result of which may be lower revenue and related gross margin when compared to the comparable prior year period or previous quarter.

     Other Operating Expenses. Other operating expenses decreased 25.2% for the three months ended March 31, 2002 as compared to the same period in 2001. CompuCom attributes this decrease to its own cost management efforts related to selling and service expenses and general administrative expenses, including personnel and related costs and infrastructure costs.

     Interest and Financing Expense, Net. Interest and financing expense, net was $0.3 million and $1.7 million for the three months ended March 31, 2002 and 2001. The decrease is primarily due to CompuCom’s improved management of working capital, lower financing requirements due to the decline in product revenues and the effect of lower effective interest rates in the first quarter of 2002 as compared to the first quarter of 2001.

Reconciling Items

     Corporate Operations

	Three Months Ended March 31,

	2002	2001

	(in thousands)
	(unaudited)
General and administrative costs, net	$4,764	$7,953
Stock-based compensation	953	—
Depreciation and amortization	341	677
Interest expense, net	4,780	2,891
Other	163	108

	$11,001	$11,629

     Our general and administrative expenses consist primarily of employee compensation, outside services such as legal, accounting and consulting, and travel-related costs. General and administrative expenses decreased $3.2 million in 2002 when compared to 2001. The decrease is due to certain cost reduction efforts undertaken during 2001, including reduced compensation and travel-related costs as a result of a reduction in headcount and the reduction in the use of outside consulting services.

     We issued shares of restricted stock to employees in 2001 and 2002. The value of these shares is recorded as deferred compensation and is recognized as expense on a straight-line basis over the vesting period.

     Interest expense, net, increased $1.9 million in 2002 when compared to 2001. The increased expense is due to lower interest rates earned on invested balances, partially offset by the elimination of financing fees incurred in the first quarter of 2001. Interest includes the accretion of the obligation and amortization of the cost of the two forward sale contracts on our Tellabs holdings entered into in March and August of 1999. In March 2002, we settled the liability related to our first hedge of our Tellabs holdings by delivering Tellabs shares. We intend to settle the second hedge of our Tellabs holdings by delivering Tellabs shares in August 2002.

     Income Taxes. Our consolidated income tax benefit recorded for the three months ended March 31, 2002, was $1.1 million, net of recorded valuation allowance of $14.6 million. Income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 35% to pre-tax loss primarily as a result of non-deductible goodwill amortization and valuation allowances recognized on deferred tax assets We have recorded a valuation allowance to reduce our deferred tax asset to an amount that is more likely than not to be realized in future years. Our consolidated effective tax rate increased to 34.2% in 2002 compared to 33.6% for 2001. This rate differs from the federal statutory rate due to non-deductible goodwill amortization.

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

     Proceeds from sales of and distributions from affiliates for the three months ended March 31, 2002 were $22 million.

     In May 2002, we entered into a credit agreement providing for borrowings and issuances of letters of credit and guarantees up to $25 million. We occasionally use letters of credit to provide transactional support to our partner companies. This credit facility matures in May 2003 and bears interest at the prime rate for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125% which is subject to reduction based on deposits maintained at the bank. Our prior credit facility provided for the issuances of letters of credit up to $10 million. As of March 31, 2002, a letter of credit totaling $3.0 million was outstanding. This facility provides us additional flexibility to implement our strategy and support our partner companies.

     In August 1999, in order to mitigate our market exposure and generate cash, we entered into a forward sale contract related to 3.4 million shares of our holdings in Tellabs common stock. We pledged these shares of Tellabs under a contract that expire in August 2002 and, in return, received cash. In March 2002, we settled $89 million of the liability entered into in connection with our first hedge of our Tellabs holdings by delivering 2.0 million shares of Tellabs. We currently intend to settle the remaining liability of $84 million in August 2002 by delivering the remaining 1.4 million shares. These settlements have no impact on our cash balances.

     Our cash and cash equivalents at March 31, 2002 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for at least the next twelve months, including commitments to our existing affiliates, our current operating plan to acquire interests in new affiliates and our general corporate requirements.

     In May 2001, we consummated a definitive agreement with our former Chairman and CEO, Mr. Musser, under which we loaned him $26.5 million. The loan bears interest at an annual rate of 7% and is payable on demand at any time after January 1, 2003. Mr. Musser granted us security interests in securities and real estate as collateral. Until April 30, 2006, we will have recourse only against the collateral. After April 30, 2006, we will have recourse against Mr. Musser personally, except with respect to certain ongoing compensation to be received by Mr. Musser. We have the right to sell the collateral at any time and apply the net after-tax proceeds from the sales of collateral against amounts outstanding on the loan. The outstanding balance of the loan at March 31, 2002 was approximately $24.1 million. Proceeds received from dispositions of the collateral may not be sufficient to repay the loan in full.

     At March 31, 2002 we were contingently obligated for $7 million of guarantee commitments. Additionally, we have committed capital of approximately $69 million, including commitments made in prior years to various affiliates, to be funded over the next several years, including approximately $21 million which is expected to be funded in the next twelve months. Of the total commitments, $9 million will be funded upon the achievement of certain milestones.

     CompuCom maintains separate, independent financing arrangements, which are non-recourse to us and are secured by certain assets of CompuCom. During recent years, CompuCom has utilized bank financing arrangements and internally generated funds to fund its cash requirements.

     At March 31, 2002, CompuCom has a $50 million working capital facility and a $125 million receivables securitization facility. Consistent with its financing requirements, CompuCom reduced the working capital facility to $25 million in May 2002. The working capital facility, which had a May 2002 maturity date but has been extended to a June 2002 maturity date, bears interest at a rate of LIBOR plus and agreed-upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects the working capital facility to be renewed in June 2002. Availability under the working capital facility is subject to a borrowing base calculation. As of March 31, 2002, availability under the working capital facility was approximately $17 million. No amounts were outstanding under the working capital facility as of March 31, 2002. Terms of the working capital facility limit the amounts available for capital expenditures and dividends. The securitization facility’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable to a consolidated, wholly owned bankruptcy-remote special purpose subsidiary (SPS). The SPS has sold and, subject to certain conditions, may from time to time sell an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. CompuCom records these transactions as sales of accounts receivable. These sales are reflected as reductions of accounts receivable on the consolidated balance sheets and are included in net cash provided by operating activities on the Consolidated Statements of Cash Flows. Amounts outstanding as sold receivables as of March 31, 2002 consisted of two certificates totaling $60 million, one certificate for $10 million which had an April 2002 maturity date but has been extended to a September 2002 maturity date, and one certificate for $50 million with an October 2003 maturity date. Both facilities are subject to CompuCom’s compliance with selected financial covenants and ratios.

     CompuCom’s liquidity is impacted by the dollar volume of certain manufacturers’ rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and claim a rebate from the manufacturer to reduce the final cost. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom’s initial cost for the product is often higher than the sales price CompuCom can obtain from its clients. These programs have been at times a material factor in CompuCom’s financing needs. As of March 31, 2002, CompuCom was owed approximately $14 million under these vendor rebate programs.

     CompuCom’s ability to make distributions to its shareholders is limited by restrictions in CompuCom’s financing agreements and CompuCom’s working capital needs. We do not consider CompuCom’s liquidity to be a source of liquidity to us.

     Consolidated working capital decreased to $329 million at March 31, 2002 compared to $349 million at December 31, 2001. This decrease is primarily due to the sale of Palm shares. Also attributing to the decline is a decrease in receivables at CompuCom as a result of a decline in revenue in the first quarter of 2002 as compared to the fourth quarter of 2001 and is net of a $14 million reduction in the amount of receivables utilized under CompuCom’s securitization facility.

     From April 1, 2002 through May 13, 2002, we committed $17 million and funded $15 million to acquire ownership interests in or make advances to affiliates.

     In April 2002, we received a $63 million refund related to the filing of our 2001 consolidated tax return.

     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the our consolidated financial position or results of operations.

     Our general operations are not capital intensive, and capital expenditures in any year normally will not be significant in relation to our overall financial position. There were no material capital asset purchase commitments at March 31, 2002.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, we are required to perform transitional impairment tests for its goodwill and intangible assets with indefinite useful lives as of the date of adoption. Step one of the transitional goodwill impairment test, which compares the fair values of our reporting units to their respective carrying values, will be completed by June 30, 2002. Under step two of SFAS No. 142, any transitional impairment losses for goodwill will be recognized as the cumulative effect of a change in accounting principle in the Consolidated Statements of Operations.

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. We do not expect the adoption of SFAS 145 to have a significant impact on our financial statements.

Factors That May Affect Future Results

     Forward-looking statements in this report and those made from time to time by us through our senior management team are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements are described in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2001. These factors include, but are not limited to, the following:

•	The performance of our affiliates, which face risks such as intense competition, rapid changes in technology and customer demands, frequent new product introductions and shifting distribution channels.

•	Many of our affiliates are early-stage companies with limited operating histories, no historical profits and financing requirements that they may not be able to satisfy. These affiliates may not have operating income or net income in the future and their financial results may vary dramatically from quarter to quarter.

•	We may have problems raising money we need in the future to fund the needs of our affiliates and to make acquisitions of affiliates.

•	We may incur significant costs to avoid investment company status and may suffer adverse consequences if deemed to be an investment company.

•	Our strategy of creating value for our shareholders and the owners of our partner companies by helping our partner companies grow, and, if and when appropriate, monetizing our interests in certain of the developed partner companies, is dependent on the strength of the public and private capital markets for technology related companies and on the level of activity in the mergers and acquisitions market in the partner companies industry, as well as on the requirements of the Federal securities laws regulating the sale of securities.

•	Our financial results are likely to vary dramatically from quarter to quarter depending upon various events. These events include the financial results of our affiliates and the way that the partner companies are reflected in our consolidated financial statements, sales of partner companies or our interests in partner companies and distributions from private equity funds which we manage or in which we have an interest.

•	Our stock price may be subject to significant fluctuation because the value of some of our partner companies fluctuates and because of market conditions generally.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in companies in the technology industry, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities (except the Tellabs transactions as described below). Based on closing market prices at March 31, 2002, the fair market value of our holdings in public securities was approximately $242 million (excluding our holdings in Tellabs). A 20% decrease in equity prices would result in an approximate $49 million decrease in the fair value of our publicly traded securities.

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

     CompuCom is exposed to interest rate risk primarily through its receivables securitization and working capital facilities. CompuCom utilizes these facilities to meet its working capital and other financing needs. At March 31, 2002, the securitization facility had borrowings of approximately $60 million, and there were no borrowings on the working capital facility. If CompuCom’s effective interest rate were to increase by 100 basis points, or 1.00%, CompuCom’s annual interest and financing expense would increase by $0.6 million based on CompuCom’s average balances utilized under its facilities during the nine months ended March 31, 2002. Our share of this increase would be approximately $0.4 million after deduction for minority interest but before income taxes.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     Safeguard Scientifics Securities Litigation. On April 5, 2002, plaintiffs filed a consolidated and amended complaint in this litigation described in Item 3 of Safeguard’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”). Safeguard and the other defendant will respond to this complaint during the second quarter of 2002. While the outcome of this litigation is uncertain, we believe that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuit vigorously.

     Except in the case of the Safeguard Scientifics Securities Litigation, there have been no material developments during the quarter in litigation disclosed in the 2001 Form 10-K. The Company and its subsidiaries are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. None.

(b)	Reports on Form 8-K. No reports on Form 8-K have been filed by the registrant during the three months ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC. (Registrant)

Date: May 15, 2002	/s/ Anthony L. Craig Anthony L. Craig Chief Executive Officer and President

Date: May 15, 2002	/s/ Christopher J. Davis Christopher J. Davis Managing Director and CFO