Form 10-Q
period 2002-06-30
SAFEGUARD SCIENTIFICS INC ET AL
filed 2002-08-14
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended June 30, 2002

Commission File Number 1-5620

SAFEGUARD SCIENTIFICS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-1609753 (I.R.S. Employer Identification Number)

800 The Safeguard Building, 435 Devon Park Drive Wayne, PA (Address of principal executive offices)	19087 (Zip Code)

(610) 293-0600
Registrant’s telephone number, including area code

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes        No

Number of shares outstanding as of August 14, 2002
Common Stock 119,426,972

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT FORM 10-Q
INDEX

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(in thousands except per share data)
	(unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$332,811	$298,095

Restricted cash	3,612	8,033

Trading securities	88,269	205,553

Accounts receivable, less allowances ($3,093-2002; $3,266-2001)	182,129	157,661

Inventories	38,154	32,084

Income tax receivable	—	62,346

Prepaid expenses and other current assets	13,638	14,796

Total current assets	658,613	778,568

Property and equipment, net	57,882	59,320

Ownership interests in and advances to affiliates	87,250	132,940

Available-for-sale securities	4,406	4,822

Intangible assets, net	9,848	11,670

Goodwill, net	174,180	159,540

Deferred taxes	3,179	3,240

Note receivable — related party	24,983	25,046

Other	21,576	17,117

Total Assets	$1,041,917	$1,192,263

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Current maturities of long-term debt	$7,194	$7,761

Accounts payable	160,903	125,121

Accrued expenses and deferred revenue	103,210	124,438

Other current liabilities	85,670	171,804

Total current liabilities	356,977	429,124

Long-term debt	17,854	20,138

Minority interest	129,764	112,746

Other long-term liabilities	12,457	11,579

Convertible subordinated notes	200,000	200,000

Commitments and contingencies

Shareholders’ Equity

Preferred stock, $10.00 par value; 1,000 shares authorized	—	—

Common stock, $0.10 par value; 500,000 shares authorized; 119,450 and 118,154 shares issued and outstanding in 2002 and 2001, respectively	11,945	11,815

Additional paid-in capital	738,282	743,885

Accumulated deficit	(422,421)	(326,384)

Accumulated other comprehensive income	2,153	1,968

Treasury stock, at cost (23 shares-2002; 381 shares-2001)	(90)	(11,528)

Unamortized deferred compensation	(5,004)	(1,080)

Total shareholders’ equity	324,865	418,676

Total Liabilities and Shareholders’ Equity	$1,041,917	$1,192,263

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands except per share data)
	(unaudited)
Revenue

Product sales	$353,730	$426,751	$616,497	$912,214

Service sales	93,097	81,939	175,560	166,823

Other	6,025	6,334	11,599	12,962

Total revenue	452,852	515,024	803,656	1,091,999

Operating Expenses

Cost of sales-product	324,759	382,628	558,017	824,789

Cost of sales-service	58,377	52,495	113,297	109,456

Selling and service	33,536	36,104	63,023	73,999

General and administrative	36,140	42,612	70,774	82,805

Depreciation and amortization	7,110	9,766	14,511	19,460

Total operating expenses	459,922	523,605	819,622	1,110,509

	(7,070)	(8,581)	(15,966)	(18,510)

Other loss, net	(3,397)	(28,300)	(8,928)	(37,575)

Interest income	1,828	2,988	3,281	6,974

Interest and financing expense	(5,079)	(6,743)	(11,977)	(15,476)

Loss before income taxes, minority interest, equity loss and change in accounting principle	(13,718)	(40,636)	(33,590)	(64,587)

Income taxes (expense) benefit	(1,944)	(3,071)	(3,062)	6,186

Minority interest	(608)	(1,248)	(1,449)	(2,298)

Equity loss	(17,639)	(65,517)	(36,546)	(299,516)

Net loss before change in accounting principle	(33,909)	(110,472)	(74,647)	(360,215)

Cumulative effect of change in accounting principle (Note 3)	—	—	(21,390)	—

Net Loss	$(33,909)	$(110,472)	$(96,037)	$(360,215)

Basic Loss Per Share:

Prior to cumulative effect of change in accounting principle	$(0.29)	$(0.94)	$(0.64)	$(3.07)

Cumulative effect of change in accounting principle	—	—	(0.18)	—

	$(0.29)	$(0.94)	$(0.82)	$(3.07)

Diluted Loss Per Share:

Prior to cumulative effect of change in accounting principle	$(0.29)	$(0.95)	$(0.65)	$(3.08)

Cumulative effect of change in accounting principle	—	—	(0.18)	—

	$(0.29)	$(0.95)	$(0.83)	$(3.08)

Weighted Average Shares Outstanding — Basic and Diluted	117,572	117,300	117,548	117,269

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2002	2001

	(in thousands)
	(unaudited)

Net cash provided by operating activities	$29,687	$174,081

Investing Activities

Proceeds from sales of available-for-sale and trading securities	13,269	11,029

Proceeds from sales of and distributions from affiliates	16,649	20,730

Advances to affiliates	(4,397)	(12,582)

Repayment of advances to affiliates	—	30

Acquisitions of ownership interests in affiliates and subsidiaries, net of cash acquired	(17,004)	(46,927)

Acquisitions by subsidiaries, net of cash acquired	—	(79,309)

Advances to related party, net	(588)	(26,499)

Repayments of advances to related party, net	1,459	—

Decrease in restricted cash and short-term investments	4,421	86,728

Capital expenditures	(5,394)	(14,369)

Other, net	(1,638)	(1,467)

Net cash provided by (used in) investing activities	6,777	(62,636)

Financing Activities

Borrowing on revolving credit facilities	7,829	19,549

Repayments on revolving credit facilities	(9,311)	(17,996)

Borrowings on long-term debt	569	3,509

Repayments on long-term debt	(1,786)	(1,752)

Issuance of Company common stock, net	—	139

Issuance of subsidiary common stock	951	375

Net cash (used in) provided by financing activities	(1,748)	3,824

Net Increase in Cash and Cash Equivalents	34,716	115,269

Cash and Cash Equivalents at beginning of period	298,095	133,201

Cash and Cash Equivalents at end of period	$332,811	$248,470

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

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

For the three months ended June 30,

2002	2001

Agari Mediaware	CompuCom Systems

ChromaVision Medical Systems	SOTAS

(Since June 13, 2002)	Tangram Enterprise Solutions

CompuCom Systems

Mantas (Since April 2002)

Pacific Title and Arts Studio

Protura (since January 2002)

SOTAS

Tangram Enterprise Solutions

For the six months ended June 30,

2002	2001

Agari Mediaware	CompuCom Systems

Aptas	SOTAS

ChromaVision Medical Systems	Tangram Enterprise Solutions

(Since June 13, 2002)

CompuCom Systems

Mantas (Since April 2002)

Pacific Title and Arts Studio

Protura (since January 2002)

SOTAS

Tangram Enterprise Solutions

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

The Company’s Consolidated Balance Sheets also include the following majority-owned subsidiaries:

June 30, 2002	December 31, 2001

Agari Mediaware	Agari Mediaware

ChromaVision Medical Systems	Aptas

CompuCom Systems	CompuCom Systems

Mantas	Pacific Title and Arts Studio

Pacific Title and Arts Studio	SOTAS

Protura	Tangram Enterprise Solutions

SOTAS

Tangram Enterprise Solutions

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

         Under SFAS No. 142, the Company was required to test all existing goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002, on a “reporting unit” basis. A reporting unit is generally the same as an operating segment, unless discrete financial information is prepared and regularly reviewed by management at a “component” level, generally one level below the operating segment level. In this case, the component is the reporting unit. A fair value approach was used to test goodwill for impairment. Under the fair value approach, an impairment charge would be recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values were determined primarily using discounted cash flows and when available, comparative market multiples. The Company completed the required testing during the second quarter 2002.

         In accordance with SFAS 142, approximately $1.3 million of negative goodwill associated with a CompuCom acquisition was written off as of January 1, 2002. The Company’s share of this adjustment, net of income taxes, was $0.4 million and was recognized in the Consolidated Statements of Operations as a cumulative effect of a change in accounting principle in the first quarter of 2002 as well as the six months ended June 30, 2002.

         Additionally, in connection with the transitional impairment tests performed upon the adoption of SFAS 142, the Company reported a $21.8 million goodwill impairment loss in the Business and IT services reporting unit (a component of the Company’s Strategic Private Companies segment). The fair value of that reporting unit was determined by estimating the present value of future cash flows and by reviewing the valuations of comparable public companies. In accordance with SFAS 142, this loss is presented as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations as of January 1, 2002.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

         The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS 142 been adopted for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands except per share data)
	(unaudited)
Impact on Statements of Operations:

Net loss before change in accounting principle	$(33,909)	$(110,472)	$(74,647)	$(360,215)

Add back goodwill amortization

— consolidated companies	—	3,014	—	6,019

— equity method companies	—	6,764	—	14,495

Adjusted net loss before change in accounting principle	(33,909)	(100,694)	(74,647)	(339,701)

Cumulative effect of change in accounting principle	—	—	(21,390)	—

Adjusted net loss	$(33,909)	$(100,694)	$(96,037)	$(339,701)

Impact on Basic Earnings Per Share:
Net loss before change in accounting principle	$(0.29)	$(0.94)	$(0.64)	$(3.07)

Add back goodwill amortization

— consolidated companies	—	0.02	—	0.05

— equity method companies	—	0.06	—	0.12

Adjusted net loss before change in accounting principle	(0.29)	(0.86)	(0.64)	(2.90)

Cumulative effect of change in accounting principle	—	—	(0.18)	—

Adjusted net loss	$(0.29)	$(0.86)	$(0.82)	$(2.90)

Impact on Fully Diluted Earnings Per Share:

Net loss before change in accounting principle	$(0.29)	$(0.95)	$(0.65)	$(3.08)

Add back goodwill amortization

— consolidated companies	—	0.03	—	0.05

— equity method companies	—	0.06	—	0.13

Adjusted net loss before change in accounting principle	(0.29)	(0.86)	(0.65)	(2.90)

Cumulative effect of change in accounting principle	—	—	(0.18)	—

Adjusted net loss	$(0.29)	$(0.86)	$(0.83)	$(2.90)

         The following is a summary of changes in the carrying amount of goodwill by segment:

		Other	Public
	Strategic	Private	Companies
	Private	Companies	(excluding		Total
	Companies	and Funds	CompuCom)	CompuCom	Segments

	(in thousands)
	(unaudited)
Balance at December 31, 2001	$53,344	$2,502	$1,415	$102,279	$159,540

Cumulative change in accounting principle — negative goodwill	—	—	—	1,253	1,253

Cumulative change in accounting principle — impairment test	(21,815)	—	—	—	(21,815)

Additions	18,346	—	18,450	908	37,704

Deconsolidation	—	(2,173)	—	—	(2,173)

Impairment charges	—	(329)	—	—	(329)

Balance at June 30, 2002	$49,875	$—	$19,865	$104,440	$174,180

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

         Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite useful lives:

			June 30, 2002

		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net

			(in thousands)
			(unaudited)

Customer-related	6-11 years	$15,467	$7,920	$7,547

Contract-related	2-3 years	2,840	777	2,063

Technology-related	2-17 years	484	246	238

Total		$18,791	$8,943	$9,848

			December 31, 2001

		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net

			(in thousands)

Customer-related	6-11 years	$15,467	$6,690	$8,777

Contract-related	2-3 years	2,840	171	2,669

Technology-related	2-17 years	373	149	224

Total		$18,680	$7,010	$11,670

         Amortization expense related to intangible assets was $0.9 million and $1.9 million for the three and six months ended June 30, 2002 and $0.5 million and $1.1 million for the three and six months ended June 30, 2001, respectively. The following table provides estimated future amortization expense related to intangible assets:

Total

(in thousands)
(unaudited)

Remainder of 2002	$1,890

2003	3,191

2004	2,502

2005	587

2006 and thereafter	1,678

$9,848

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

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

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The Company has adopted SFAS 144 in fiscal year 2002. The adoption of SFAS 144 did not have a significant impact on the Company’s financial statements.

         In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a significant impact on the Company’s financial statements.

         In July 2002, the FASB issued SFAS No, 146 “Accounting for Costs Associated with Exit or Disposal Activities”. Under SFAS 146, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flow. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002.

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

         The following summarizes the components of comprehensive loss, net of income taxes:

	Three Months Ended June 30,		Six Months Ended June 30

	2002	2001	2002	2001

	(in thousands)
	(unaudited)

Net Loss	$(33,909)	$(110,472)	$(96,037)	$(360,215)

Other Comprehensive Income (Loss), Before Taxes:

Unrealized holding losses in available-for-sale securities	(84)	(2,809)	(344)	(4,891)

Reclassification adjustments	74	(4,009)	629	4,571

Related Tax (Expense) Benefit:

Unrealized holding losses in available-for-sale securities	29	983	120	1,712

Reclassification adjustments	(26)	1,403	(220)	(1,600)

Other Comprehensive Income (Loss)	(7)	(4,432)	185	(208)

Comprehensive Loss	$(33,916)	$(114,904)	$(95,852)	$(360,423)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

6.	RECLASSIFICATIONS

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

         The net gain recognized during the three and six months ended June 30, 2002 was $0.5 million and $1.2 million. This amount reflects a $6.4 million gain on the change in the fair value of the hedging contract, reduced by a $5.9 million loss on the change in fair value of the Tellabs holdings for the three months ended June 30, 2002 and $22.3 million gain on the fair value of the hedging contract, reduced by a $21.1 million loss on the fair value of the Tellabs holdings for the six months ended June 30, 2002. These gains are reflected in Other Loss, Net in the Consolidated Statements of Operations.

         The Company currently intends to settle the remaining liability of $86 million in August 2002 by delivering the remaining 1.4 million shares of Tellabs. This liability is included in Other Current Liabilities on the Consolidated Balance Sheets. The August 2002 settlement will reduce Trading Securities and Other Current Liabilities by approximately $86 million in the third quarter of 2002. This settlement will have no impact on cash.

8.	TRADING AND AVAILABLE-FOR-SALE SECURITIES

Trading Securities

         The fair market value of trading securities consisted of the following:

	June 30,	December 31,
	2002	2001

	(in thousands)
	(unaudited)

Tellabs (a)	$86,378	$175,728

Palm (b)	—	14,211

VerticalNet	1,684	14,732

Other	207	882

	$88,269	$205,553

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

(a)	As discussed in Note 7, the Company settled a portion of its liability entered into in connection with the first hedge of Tellabs holdings by delivering 2.0 million shares of Tellabs in March 2002. The remaining liability will be settled in August 2002 by delivering all of the remaining Tellabs shares.

(b)	The Company sold all of its holdings in Palm in the first quarter of 2002.

Available-for-Sale Securities

         Available-for-sale securities consisted of the following:

At June 30, 2002

		Unrealized
		Holding	Fair
	Cost	Gains	Value

	(in thousands)
	(unaudited)

Pac-West Telecomm	$1,087	$—	$1,087

Other public companies	6	3,313	3,319

	$1,093	$3,313	$4,406

At December 31, 2001

		Unrealized
		Holding	Fair
	Cost	Gains (Losses)	Value

	(in thousands)

Pac-West Telecomm	$1,642	$(283)	$1,359

Other public companies	152	3,311	3,463

	$1,794	$3,028	$4,822

9.	OWNERSHIP INTERESTS IN AND ADVANCES TO AFFILIATES

         The following summarizes the carrying value of the Company’s ownership interests in and advances to affiliates accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at June 30, 2002 and December 31, 2001.

	June 30,	December 31,
	2002	2001

	(in thousands)
	(unaudited)

Equity Method

Public Companies	$21,759	$32,178

Non-Public Companies	4,814	23,923

Private Equity Funds	50,474	62,168

	77,047	118,269

Cost Method

Non-Public Companies	5,929	7,950

Private Equity Funds	4,274	6,221

Advances to Affiliates	—	500

	$87,250	$132,940

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

         The market value of the Company’s public companies accounted for under the equity method was $71 million at June 30, 2002 and $161 million at December 31, 2001. Of the total decline, $28 million relates to ChromaVision, which is not included in the equity ownership balance at June 30, 2002, as it was consolidated effective in June 2002. The remaining decline is due to an overall decline in market valuations as a result of current economic conditions.

         During management’s ongoing review of the recoverability of recorded carrying value versus fair value, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable. For the three months ended June 30, 2002 and 2001, the Company recorded impairment charges totaling $7.2 million and $39.4 million, respectively. Impairment charges associated with equity method companies for the three months ended June 30, 2002 and 2001 of $4.4 million and $20.6 million are included in Equity Loss on the Consolidated Statements of Operations. Impairment charges related to consolidated and cost method companies for the three months ended June 30, 2002 and 2001 of $2.8 million and $18.8 million are included in Other loss, Net (Note 13) in the Consolidated Statements of Operations.

         For the six months ended June 30, 2002 and 2001, the Company recorded impairment charges totaling $19.1 million and $81.4 million, respectively. Impairment charges associated with equity method companies for the six months ended June 30, 2002 and 2001 of $12.7 million and $58.6 million are included in Equity Loss on the Consolidated Statements of Operations. Impairment charges related to consolidated and cost method companies for the six months ended June 30, 2002 and 2001 of $6.4 million and $22.8 million are included in Other loss, Net (Note 13) in the Consolidated Statements of Operations. The amount of the impairment charge was determined by comparing the carrying value of the affiliate to fair value.

10.	DEBT

         The following is a summary of long-term debt:

	June 30,	December 31,
	2002	2001

	(in thousands)
	(unaudited)

Parent company and other recourse debt	$21,649	$22,224

Subsidiary debt (non-recourse to parent)	3,399	5,675

Total debt	25,048	27,899

Current maturities of long-term debt	(7,194)	(7,761)

Long-term debt	$17,854	$20,138

         In May 2002, the Company entered into a revolving credit facility providing for borrowings, issuances of letters of credit and guarantees of up to $25 million. This credit facility matures in May 2003 and bears interest at the prime rate (4.75% at June 30, 2002) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125% which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to two times any outstanding amounts under the facility. This facility provides the Company additional flexibility to implement its strategy and support its partner companies. As of June 30, 2002, a guarantee totaling $5 million related to a partner company credit facility was outstanding. The Company’s prior credit facility provided for the issuances of letters of credit up to $10 million.

         Parent company and other recourse debt includes primarily mortgage obligations ($17.2 million), bank credit facilities ($4.0 million) and capital lease obligations ($0.5 million). These obligations bear interest at fixed rates between 7.75% to 9.75%, and variable rates between 72% of the prime rate (4.75% at June 30, 2002) and prime plus 1%.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

         At June 30, 2002, CompuCom has a $25 million working capital facility and a $125 million receivables securitization facility. Consistent with its financing requirements, CompuCom reduced the working capital facility from $50 million to $25 million in May 2002. The working capital facility, which had a May 2002 maturity date but has been extended to a October 2002 maturity date, bears interest at a rate of LIBOR plus an agreed-upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects the working capital facility to be renewed prior to its maturity date. Availability under the working capital facility is subject to a borrowing base calculation. As of June 30, 2002, availability under the working capital facility was $25 million. No amounts were outstanding under the working capital facility as of June 30, 2002 and December 31, 2001. Terms of the working capital facility limit the amounts available for capital expenditures and dividends. The securitization facility’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable to a consolidated, wholly owned special purpose subsidiary (SPS). The risk that CompuCom bears from bad debt losses on trade receivables sold is addressed in its allowance for doubtful accounts. The SPS has sold and, subject to certain conditions, may from time to time sell an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. CompuCom records these transactions as sales of accounts receivable. These sales are reflected as reductions of accounts receivable on the Consolidated Balance Sheets and are included in Net Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows. CompuCom is retained as servicer of the receivables; however, the cost of servicing the receivables is not material. Discounts associated with the sale of receivables totaled $0.5 million and $0.9 million for the three and six months ended June 30, 2002, respectively, and $1.5 million and $3.7 million for the three and six months ended June 30, 2001, respectively, and are included in Interest and Financing Expenses on the Consolidated Statements of Operations. Amounts outstanding as sold receivables as of June 30, 2002, consisted of two certificates totaling $60 million, one certificate for $10 million which had an April 2002 maturity date but has been extended to a September 2002 maturity date, and one certificate for $50 million with an October 2003 maturity date. CompuCom expects the $10 million certificate to be renewed at its maturity date. Both facilities are subject to CompuCom’s compliance with selected financial covenants and ratios.

         Subsidiary debt includes bank credit facilities, term loans and capital lease obligations of consolidated partner companies. These obligations bear interest at fixed rates ranging between 7.0% and 12% and variable rates consisting of the prime rate plus 1%.

         Aggregate maturities of long-term debt during future years are (in millions): $6.0 — 2002; $2.0 — 2003; $1.3 — 2004; $0.6 — 2005; $0.6 — 2006; and $14.5 — thereafter.

11.	STOCK-BASED COMPENSATION

         The Company made an offer to its employees to exchange stock options held by these employees for restricted shares of the Company’s stock. Under the exchange program, each employee with an outstanding stock option with an exercise price in excess of $15.00 per share was offered the opportunity to exchange the options for shares of restricted stock. In order to participate in the exchange, a participant had to exchange all eligible options held. The shares of restricted stock were issued on January 22, 2002, and vest on the later of July 22, 2002, or the date on which the unvested eligible option exchanged for the restricted shares would have vested. Vesting will be accelerated upon certain circumstances. Until the restricted stock vests, the shares are generally subject to forfeiture in the event an employee leaves the Company for a reason other than a termination for cause. As a result of the exchange, the Company issued 537,878 shares of restricted stock in January 2002 in return for 2,038,071 stock options that were canceled. As of June 30, 2002, total options available for future grant totaled 3.7 million.

         Approximately $2.0 million of non-cash deferred compensation associated with this restricted stock will be expensed as the restricted stock vests, and will be reduced to the extent that a participant forfeits his or her shares of restricted stock received in the exchange prior to vesting. The deferred compensation charge is unaffected by future changes in the price of the common stock.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

         The following tables reflect the effect on the Company’s outstanding options of the exchange program:

		Weighted Average
	Shares	Exercise Price

	(in thousands)

Outstanding at December 31, 2001	12,472	$15.80

Options canceled/forfeited under exchange program	(2,038)	36.94

	10,434	$11.68

         In addition to the above, the Company issued shares of restricted stock to employees in 2001 and 2002. During the first six months of 2002, the Company issued 1.3 million shares of restricted stock to employees with a value on the date of grant of $4.5 million, which was recorded as deferred compensation. The restricted stock is subject to pro-rata vesting over periods ranging from two to four years. Compensation expense is recognized on a straight-line basis over the vesting period and is reduced to the extent that a participant forfeits shares of restricted stock received prior to vesting. The deferred compensation charge is unaffected by future changes in the price of the common stock.

         Total compensation expense for restricted stock issuances was $1.0 million and $1.9 million for the three and six months ended June 30, 2002.

Pro Forma Disclosures – Stock Options Issued to Employees and Directors

         The Company, its subsidiaries and its partner companies that are accounted for under the equity method apply APB 25 and related interpretations in accounting for stock option plans. The Company provides pro forma disclosures on an annual basis to reflect what the Company’s consolidated net loss and loss per share would have been reduced to if compensation cost related to options had been recorded under SFAS 123. At December 31, 2001, the Company’s unamortized compensation expense related to options it issued to its employees was $36.5 million. At June 30, 2002, this amount was reduced to $12.5 million, primarily as a result of the Company’s January 2002 option exchange program.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

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

         The following table provides a summary rollforward by category of the activity in CompuCom’s restructuring accrual for the six months ended June 30, 2002:

	Accrual at	Cash	Accrual at
	12/31/01	Payments	6/30/02

	(in thousands)
	(unaudited)

Lease termination costs	$1,861	$(154)	$1,707

         The remaining accrual at June 30, 2002 is reflected in Accrued Expenses on the Consolidated Balance Sheets and relates to eight leases for former office sites that have not been terminated, two of which have not been sublet. CompuCom believes the restructuring accrual is adequate. Differences, if any, between the estimated amount accrued and actual amounts paid will be reflected in operating expenses in future periods.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

13.	OTHER LOSS, NET

         Other loss, net, consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)

Gain (loss) on sale of public holdings, net	$(17)	$1,551	$(1,183)	$1,392

Gain on sale of private partner companies, net	4,726	1,454	10,523	1,518

Gain on distributions from private equity funds, net	—	—	486	—

Unrealized gain (loss) on Tellabs and related forward sales contracts, net	527	(12,196)	1,242	(16,528)

Unrealized loss on other trading securities, net	(6,015)	(272)	(13,718)	(1,126)

Impairment charges	(2,770)	(18,837)	(6,430)	(22,831)

Other	152	—	152	—

	$(3,397)	$(28,300)	$(8,928)	$(37,575)

         During the first quarter of 2002, we sold shares of public holdings, primarily Palm, for aggregate net cash proceeds of $13.1 million, and recorded losses of $1.2 million.

         During 2002, the Company received $2.9 million and $9.0 million in the three and six months ended June 30, 2002 related to the release of escrowed proceeds from the sale of a partner company in 2000. The net gain on the sale of private partner companies was $4.7 million and $10.5 million for the three and six months ended June 30, 2002.

         The net gain recognized during the three and six months ended June 30, 2002 related to the Company’s holdings in Tellabs was $0.5 million and $1.2 million. This amount reflects a $6.4 million gain on the change in the fair value of the hedging contract, reduced by a $5.9 million loss on the change in fair value of the Tellabs holdings for the three months ended June 30, 2002 and $22.3 million gain on the fair value of the hedging contract, reduced by a $21.1 million loss gain on the fair value of the Tellabs holdings for the six months ended June 30, 2002. This gain is reflected in Other Loss, Net in the Consolidated Statements of Operations.

         Impairment charges reflect certain holdings accounted for under the consolidation or cost method judged to have experienced an other than temporary decline in value (Note 9).

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

         The Company’s consolidated income tax expense recorded for the three and six months ended June 30, 2002 was $1.9 million and $3.1 million, net of a recorded valuation allowance of $12.9 million and $27.6 million. The Company recorded a valuation allowance against its deferred tax assets since it is more likely than not that these assets will not be realized in future years.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

15.	NET LOSS PER SHARE

         The calculations of net loss per share were:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands except per share data)
	(unaudited)
Basic:

Net loss prior to cumulative effect of change in accounting principle	$(33,909)	$(110,472)	$(74,647)	$(360,215)

Cumulative effect of change in accounting principle	—	—	(21,390)	—

Net loss after cumulative effect of change in accounting principle	$(33,909)	$(110,472)	$(96,037)	$(360,215)

Average common shares outstanding	117,572	117,300	117,548	117,269

Basic prior to cumulative effect of change in accounting principle	$(0.29)	$(0.94)	$(0.64)	$(3.07)

Cumulative effect of change in accounting principle	—	—	(0.18)	—

Basic after cumulative effect of change in accounting principle	$(0.29)	$(0.94)	$(0.82)	$(3.07)

Diluted:

Net loss prior to cumulative effect of change in accounting principle	$(33,909)	$(110,472)	$(74,647)	$(360,215)

Effect of public holdings	(714)	(389)	(1,170)	(744)

Adjusted net loss	$(34,623)	$(110,861)	$(75,817)	$(360,959)

Average common shares outstanding	117,572	117,300	117,548	117,269

Diluted prior to cumulative effect of change in accounting principle	$(0.29)	$(0.95)	$(0.65)	$(3.08)

Net loss after cumulative effect of change in accounting principle	$(33,909)	$(110,472)	$(96,037)	$(360,215)

Effect of public holdings	(714)	(389)	(1,244)	(744)

Adjusted net loss	$(34,623)	$(110,861)	$(97,281)	$(360,959)

Average common shares outstanding	117,572	117,300	117,548	117,269

Diluted after cumulative effect of change in accounting principle	$(0.29)	$(0.95)	$(0.83)	$(3.08)

         If a consolidated or equity method public company has dilutive options or securities outstanding, diluted net loss per share is computed first by deducting from net loss the income attributable to the potential exercise of the dilutive options or securities of the company. This impact is shown as an adjustment to net loss for purposes of calculating diluted net loss per share.

         The computation of average common shares outstanding for the three and six months ended June 30, 2002, excludes 1.8 million and 1.7 million shares of non-vested restricted stock.

         Approximately 0.1 million and 0.2 million weighted average common stock equivalents related to stock options were excluded from the denominator in the calculation of diluted loss per share for the three and six months ended June 30, 2002 and 0.1 million and 0.5 million for the three and six months ended June 30, 2001 because their effect was anti-dilutive. Approximately 8.3 million shares representing the weighted average effect of assumed conversion of the convertible subordinated notes were excluded in all periods presented from the denominator in the calculation of diluted loss per share because their effect was anti-dilutive.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

16.	PARENT COMPANY FINANCIAL INFORMATION

         The Company’s Consolidated Financial Statements reflect all wholly-owned subsidiaries, including aligne and Lever8 Solutions, which are accounted for under the consolidation method of accounting.

         Parent company financial information is provided to present the financial position and results of operations of the Company as if the less than wholly owned consolidated companies (see Note 2) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies. Parent company financial statements include the results of the Company’s wholly-owned subsidiaries including aligne and Lever 8 Solutions.

Parent Company Balance Sheets

	June 30,	December 31,
	2002	2001

	(in thousands)
	(unaudited)
Assets

Cash and cash equivalents	$192,485	$171,531

Restricted cash	3,612	8,033

Trading securities	88,269	205,553

Income tax receivable	—	62,647

Other current assets	13,420	18,299

Total current assets	297,786	466,063

Ownership interests in and advances to affiliates	278,111	274,389

Available-for-sale securities	4,406	4,822

Note receivable — related party	24,983	25,046

Other	50,855	71,009

Total Assets	$656,141	$841,329

Liabilities and Shareholders’ Equity

Current liabilities, primarily accrued expenses and accounts payable	$17,695	$23,632

Other current liabilities	85,670	171,804

Total current liabilities	103,365	195,436

Long-term debt	16,416	16,676

Other long-term liabilities	11,495	10,541

Convertible subordinated notes	200,000	200,000

Shareholders’ equity	324,865	418,676

Total Liabilities and Shareholders’ Equity	$656,141	$841,329

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

         Debt includes primarily mortgage obligations bearing interest at fixed rates between 7.75% to 9.75%, and variable rates of 72% of the prime rate (4.75% at June 30, 2002) and prime plus 1%.

         Aggregate maturities of long-term debt during future years are (in millions): $0.4 — 2002; $0.6 — 2003; $0.5 — 2004; $0.5 — 2005; $0.6 — 2006; and $14.6 — thereafter.

Parent Company Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)

Revenue	$12,744	$16,434	$26,287	$35,350

Operating expenses:

Cost of sales	4,487	7,966	11,136	15,580

Selling	611	458	1,403	872

General and administrative	14,690	17,905	27,138	35,334

Depreciation and amortization	446	2,145	919	4,336

	20,234	28,474	40,596	56,122

	(7,490)	(12,040)	(14,309)	(20,772)

Other loss, net	(3,456)	(28,300)	(6,913)	(37,575)

Interest and financing expense, net	(2,922)	(2,864)	(7,515)	(5,612)

Loss before income taxes and equity loss	(13,868)	(43,204)	(28,737)	(63,959)

Income taxes	(9)	(2,193)	(9)	7,826

Equity loss	(20,032)	(65,075)	(45,476)	(304,082)

Net loss prior to cumulative change in accounting principle	(33,909)	(110,472)	(74,222)	(360,215)

Cumulative effect of change in accounting principle	—	—	(21,815)	—

Net loss	$(33,909)	$(110,472)	$(96,037)	$(360,215)

         The Company’s share of income or losses of its less than wholly owned consolidated subsidiaries is reflected in Equity Loss.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

Parent Company Statements of Cash Flows

	Six Months Ended June 30,

	2002	2001

	(in thousands)
	(unaudited)

Net cash provided by (used in) operating activities	$43,012	$(10,430)

Investing Activities

Proceeds from sales of trading securities	13,269	11,029

Proceeds from sales of and distributions from affiliates	16,649	20,730

Advances to affiliates	(4,897)	(12,582)

Repayment of advances to affiliates	—	955

Acquisitions of ownership interests in affiliates and subsidiaries, net cash acquired	(51,091)	(48,927)

Capital expenditures	(346)	(3,018)

Advances to related party, net	(588)	(26,499)

Repayments of advances to related party, net	1,459	—

Decrease in restricted cash and short-term investments	4,421	86,728

Other, net	(683)	(955)

Net cash provided by (used in) investing activities	(21,807)	27,461

Financing Activities

Borrowings on long-term debt	—	1,976

Repayments on long-term debt	(251)	(1,198)

Issuance of Company common stock, net	—	139

Net cash (used in) provided by financing activities	(251)	917

Net Increase in Cash and Cash Equivalents	20,954	17,948

Cash and Cash Equivalents at beginning of year	171,531	117,774

Cash and Cash Equivalents at end of year	$192,485	$135,722

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

17.	OPERATING SEGMENTS

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

         The following tables reflect our consolidated operating data by reportable segments. Each segment includes the results of the consolidated companies and records our share of income or losses for entities accounted for under the equity method. Segment results also include impairment charges, gains or losses related to the disposition of partner companies and the mark to market of trading securities. All significant intersegment activity has been eliminated. Accordingly, segment results reported exclude the effect of transactions between us and our subsidiaries.

         Other items, which include corporate expenses, results of operations of disposed companies, goodwill amortization and income taxes, are reviewed by management independent of segment results.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

Three Months Ended June 30, 2002

		Other	Public
	Strategic	Private	Companies
	Private	Companies	(excluding		Total		Consolidated
	Companies	and Funds	CompuCom)	CompuCom	Segments	Other Items	Results

	(in thousands)
	(unaudited)
Revenue

Product sales	$2,484	$129	$827	$350,290	$353,730	$—	$353,730

Service sales	9,199	5,961	2,085	75,852	93,097	—	93,097

Other	—	6,033	—	—	6,033	(8)	6,025

	11,683	12,123	2,912	426,142	452,860	(8)	452,852

Operating expenses

Cost of sales — product	405	327	16	324,011	324,759	—	324,759

Cost of sales — service	6,129	3,926	429	47,893	58,377	—	58,377

Selling and service	6,901	860	3,175	22,600	33,536	—	33,536

General and administrative	4,506	6,728	95	18,720	30,049	6,091	36,140

Depreciation and amortization	794	584	708	4,687	6,773	337	7,110

Total operating expenses	18,735	12,425	4,423	417,911	453,494	6,428	459,922

	(7,052)	(302)	(1,511)	8,231	(634)	(6,436)	(7,070)

Other income (loss), net	—	2,041	(5,563)	—	(3,522)	125	(3,397)

Interest and financing expense, net	(74)	69	(267)	(241)	(513)	(2,738)	(3,251)

Net income (loss) before equity loss, minority interest, income taxes and change in accounting principle	(7,126)	1,808	(7,341)	7,990	(4,669)	(9,049)	(13,718)

Income taxes	—	—	—	—	—	(1,944)	(1,944)

Minority interest	1,628	2	765	(3,003)	(608)	—	(608)

Equity income (loss)	(895)	(12,978)	(3,798)	—	(17,671)	32	(17,639)

Net Income (Loss)	$(6,393)	$(11,168)	$(10,374)	$4,987	$(22,948)	$(10,961)	$(33,909)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

Three Months Ended June 30, 2001

		Other	Public
	Strategic	Private	Companies
	Private	Companies	(excluding		Total		Consolidated
	Companies	and Funds	CompuCom)	CompuCom	Segments	Other Items	Results

	(in thousands)
	(unaudited)
Revenue

Product sales	$5,728	$—	$1,305	$419,718	$426,751	$—	$426,751

Service sales	11,093	—	1,855	68,991	81,939	—	81,939

Other	—	6,253	—	—	6,253	81	6,334

	16,821	6,253	3,160	488,709	514,943	81	515,024

Operating expenses

Cost of sales — product	331	—	473	381,824	382,628	—	382,628

Cost of sales — service	8,635	—	450	43,410	52,495	—	52,495

Selling and service	3,161	—	1,645	31,298	36,104	—	36,104

General and administrative	3,023	6,319	619	22,249	32,210	10,402	42,612

Depreciation and amortization	821	106	753	5,720	7,400	2,366	9,766

Total operating expenses	15,971	6,425	3,940	484,501	510,837	12,768	523,605

	850	(172)	(780)	4,208	4,106	(12,687)	(8,581)

Other loss, net	—	(10,487)	(11,275)	—	(21,762)	(6,538)	(28,300)

Interest and financing expense, net	(44)	8	(5)	(748)	(789)	(2,966)	(3,755)

Net income (loss) before equity loss, minority interest and income taxes	806	(10,651)	(12,060)	3,460	(18,445)	(22,191)	(40,636)

Income taxes	—	—	—	—	—	(3,071)	(3,071)

Minority interest	—	—	—	(1,248)	(1,248)	—	(1,248)

Equity loss	—	(29,514)	(6,118)	—	(35,632)	(29,885)	(65,517)

Net Income (Loss)	$806	$(40,165)	$(18,178)	$2,212	$(55,325)	$(55,147)	$(110,472)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

Six Months Ended June 30, 2002

		Other	Public
	Strategic	Private	Companies
	Private	Companies	(excluding		Total		Consolidated
	Companies	and Funds	CompuCom)	CompuCom	Segments	Other Items	Results

	(in thousands)
	(unaudited)
Revenue

Product sales	$2,865	$1,948	$2,125	$609,559	$616,497	$—	$616,497

Service sales	17,553	10,594	3,882	143,531	175,560	—	175,560

Other	—	11,562	—	—	11,562	37	11,599

	20,418	24,104	6,007	753,090	803,619	37	803,656

Operating expenses

Cost of sales – product	457	979	32	556,549	558,017	—	558,017

Cost of sales – service	13,007	7,447	830	92,013	113,297	—	113,297

Selling and service	11,151	1,678	4,459	45,735	63,023	—	63,023

General and administrative	7,393	14,105	1,145	36,278	58,921	11,853	70,774

Depreciation and amortization	1,214	1,762	1,383	9,474	13,833	678	14,511

Total operating expenses	33,222	25,971	7,849	740,049	807,091	12,531	819,622

	(12,804)	(1,867)	(1,842)	13,041	(3,472)	(12,494)	(15,966)

Other loss, net	(16)	5,228	(14,265)	—	(9,053)	125	(8,928)

Interest and financing expense, net	(150)	(135)	(343)	(550)	(1,178)	(7,518)	(8,696)

Net income (loss) before equity loss, minority interest and income taxes	(12,970)	3,226	(16,450)	12,491	(13,703)	(19,887)	(33,590)

Income taxes	—	—	—	—	—	(3,062)	(3,062)

Minority interest	2,274	135	765	(4,623)	(1,449)	—	(1,449)

Equity loss	(1,958)	(27,458)	(6,999)	—	(36,415)	(131)	(36,546)

Net Income (Loss) before cumulative effect of change in accounting principle	(12,654)	(24,097)	(22,684)	7,868	(51,567)	(23,080)	(74,647)

Cumulative effect of change in accounting principle	(21,815)	—	—	425	(21,390)	—	(21,390)

Net Income (Loss)	$(34,469)	$(24,097)	$(22,684)	$8,293	$(72,957)	$(23,080)	$(96,037)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

Six Months Ended June 30, 2001

		Other	Public
	Strategic	Private	Companies
	Private	Companies	(excluding		Total		Consolidated
	Companies	and Funds	CompuCom)	CompuCom	Segments	Other Items	Results

	(in thousands)
	(unaudited)
Revenue

Product sales	$7,207	$—	$2,928	$902,079	$912,214	$—	$912,214

Service sales	22,173	—	3,732	140,918	166,823	—	166,823

Other	—	12,801	—	—	12,801	161	12,962

	29,380	12,801	6,660	1,042,997	1,091,838	161	1,091,999

Operating expenses

Cost of sales – product	1,735	—	959	822,095	824,789	—	824,789

Cost of sales – service	16,880	—	832	91,744	109,456	—	109,456

Selling and service	6,324	—	3,258	64,417	73,999	—	73,999

General and administrative	5,936	12,739	1,435	44,260	64,370	18,435	82,805

Depreciation and amortization	1,504	176	1,460	11,389	14,529	4,931	19,460

Total operating expenses	32,379	12,915	7,944	1,033,905	1,087,143	23,366	1,110,509

	(2,999)	(114)	(1,284)	9,092	4,695	(23,205)	(18,510)

Other loss, net	—	(13,329)	(17,708)	—	(31,037)	(6,538)	(37,575)

Interest and financing expense, net	(105)	20	(83)	(2,477)	(2,645)	(5,857)	(8,502)

Net income (loss) before equity loss, minority interest and income taxes	(3,104)	(13,423)	(19,075)	6,615	(28,987)	(35,600)	(64,587)

Income taxes	—	—	—	—	—	6,186	6,186

Minority interest	—	—	—	(2,298)	(2,298)	—	(2,298)

Equity loss	—	(67,076)	(150,924)	—	(218,000)	(81,516)	(299,516)

Net Income (Loss)	$(3,104)	$(80,499)	$(169,999)	$4,317	$(249,285)	$(110,930)	$(360,215)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Other Items

Corporate

Corporate operations	$(9,017)	$(13,915)	$(20,018)	$(25,544)

Results of operations – dispositions	—	(29,621)	—	(73,413)

Goodwill amortization	—	(8,540)	—	(18,159)

Income tax (expense) benefit	(1,944)	(3,071)	(3,062)	6,186

	$(10,961)	$(55,147)	$(23,080)	$(110,930)

18.	BUSINESS COMBINATIONS

Acquisitions by the Company

         In June 2002, the Company acquired a majority ownership interest in ChromaVision Medical Systems for $16.2 million in cash, including $9.8 million to purchase shares of preferred stock from existing shareholders. ChromaVision’s product, Automated Cellular Imaging Systems, substantially improves the accuracy, sensitivity and reproducibility of cell imaging.

         In April 2002, the Company acquired a majority ownership interest in Mantas for $14.5 million in cash. Mantas provides comprehensive monitoring and analysis of every transaction to detect and discover behaviors of interest through its software products.

         The Company has not completed the allocation of the purchase price of these acquisitions. Therefore, the allocation of the purchase price could be adjusted once the valuation of assets acquired and liabilities assumed is completed.

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

         The Company believes that these acquisitions are consistent with its strategy of creating long-term value by acquiring technology-related companies.

         These transactions were accounted for as purchases and, accordingly, the Consolidated Financial Statements reflect the operations of these companies from the respective acquisition dates.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

Acquisitions by Subsidiaries

         During 2001, CompuCom consummated four business combinations (collectively, “the 2001 acquisitions”). The 2001 acquisitions have been accounted for as purchases and, accordingly, the Consolidated Financial Statements reflect the operations of these companies from the respective acquisition dates. The aggregate purchase price of the 2001 acquisitions, net of cash acquired, was approximately $121 million. CompuCom’s allocation of the aggregate purchase price for the 2001 acquisitions consisted of approximately $93 million to current assets, $1 million to non-current assets, $31 million to goodwill, $6 million to intangible assets with definite useful lives, and $10 million to current liabilities. CompuCom used available cash to finance the 2001 acquisitions.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands except per share data)
	(unaudited)

Total revenues	$454,691	$538,471	$810,338	$1,139,354

Net loss	$(35,332)	$(112,751)	$(99,147)	$(364,779)

Diluted loss per share	$(0.31)	$(0.97)	$(0.85)	$(3.12)

19.	RELATED PARTY TRANSACTIONS

         In May 2001, we consummated a definitive agreement with our former Chairman and CEO, Mr. Musser, under which we loaned him $26.5 million. The loan bears interest at an annual rate of 7% and is payable on demand at any time after January 1, 2003. Mr. Musser granted us security interests in securities and real estate as collateral. Until April 30, 2006, we will have recourse only against the collateral. After April 30, 2006, we will have recourse against Mr. Musser personally, except with respect to certain ongoing compensation to be received by Mr. Musser. We have the right to sell the collateral at any time and apply the net after-tax proceeds from the sales of collateral against amounts outstanding on the loan. The outstanding balance of the loan at June 30, 2002 was approximately $25.0 million. Proceeds received from dispositions of the collateral may not be sufficient to repay the loan in full.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002

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

Safeguard Scientifics Securities Litigation

         On June 26, 2001, the Company and Warren V. Musser, the Company’s former Chairman, were named as defendants in a putative class action filed in federal court in Philadelphia. Plaintiffs allege that defendants failed to disclose that Mr. Musser had pledged some or all of his Safeguard stock as collateral to secure margin trading in his personal brokerage accounts. Plaintiffs allege that defendants’ failure to disclose the pledge, along with their failure to disclose several margin calls, the loan to Mr. Musser, the guarantee of certain margin debt and the consequences thereof on Safeguard’s stock price, violated the federal securities laws. Plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

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

         These two cases have been consolidated for further proceedings under the name “In Re: Safeguard Scientifics Securities Litigation” and the Court has approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. The plaintiffs have filed a consolidated and amended complaint. On May 23, 2002, the defendants filed a motion to dismiss the consolidated and amended complaint for failure to state claim upon which relief may be granted. While the outcome of this litigation is uncertain, the Company believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuit vigorously.

Other

         The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

         In connection with its ownership interests in certain affiliates, the Company has guaranteed $7 million of bank loan and other commitments, and has committed capital of approximately $59 million to various affiliates, to be funded over the next several years, including approximately $16 million which is expected to be funded in the next twelve months.

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

         We shifted our strategy to build on specific paths to value creation for our shareholders. We will first focus on acquiring and developing business and IT services companies where positive and recurring cash flow opportunities exist, as well as the potential for growth and operational improvement. Our goal in this sector is to become self-sustainable from internally generated cash flow. We will build on our base of existing companies in the business and IT services area and will seek to acquire controlling ownership in other service companies, which have the proper profile to allow us to leverage our operational and management expertise in order to maximize the companies’ cash generating potential. We are focusing on building software companies with compelling technology and market potential for growth in the “time-to-volume” stage of development. Time-to-volume is the process of taking a commercially viable product and building a viable company with distribution channels, a sales and marketing organization, and a corporate infrastructure that has the capability to grow rapidly and achieve market success. Our focus in software will be to provide capital, operating leadership and post-acquisition involvement to build the go-to-market model, and enhance the likelihood of success of these companies. Once progress has been made in the services and software areas, we expect to continue to support entrepreneurs in creating new technologies and applications by acquiring interests in their companies. Our goal in this area will be to continue to allow our shareholders and us to participate in the rewards of value creation inherent in technology innovation. Although this strategy represents a shift in focus for us, the goal of providing long-term shareholder value through operating and managing promising companies to realize their full potential remains the same.

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

         Many of our partner companies that we account for under the equity method or consolidation method are technology-related companies with limited operating histories that have not generated significant revenues and have incurred substantial losses in prior years. We expect these losses to continue in 2002. We expect to continue to acquire interests in more technology-related companies that may have operating losses when we acquire them. Additionally, we expect certain of our existing partner companies to continue to invest in their products and services and to recognize operating losses related to those activities.

         We periodically assess the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results, significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in its stock price for a sustained period. Additionally, on a continuous basis, but no less frequently than at the end of each quarterly reporting period, we evaluate the carrying value of our ownership interests in and advances to each of our affiliates for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest in and advances to each affiliate relative to its carrying value, the financial condition and prospects of the affiliate and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as the hiring of key employees or the establishment of strategic relationships. We then determine whether there has been an other than temporary decline in the carrying value of the affiliate. Impairment charges are determined by comparing the estimated fair value of a partner company with the carrying value. The fair value of our ownership interests in and advances to privately held partner companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies, or the value negotiated with the partner company’s founders. The fair value of our ownership interests in private equity funds is generally determined based on the value of our pro rata portion of the funds’ net assets.

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

         At June 30, 2002, we had ownership in 23 partner companies, which were classified into the following segments:

	Strategic Private	Other Private Companies	Public Companies
	Companies	and Funds	(excluding CompuCom)	CompuCom

Consolidated	Agari Mediaware (70%) aligne (100%) Lever8 Solutions (100%) Mantas (63%) Protura (56%) Sotas (75%)	PTM Productions (84%)	Tangram (58%) ChromaVision Medical Systems (51%)	CompuCom (60%)

Equity		Aptas (45%) Kanbay (30%) Nextone (30%) Persona (31%) QuestOne (31%) Zer0to5ive (33%)	DocuCorp (20%) eMerge Interactive (16%) Internet Capital Group (13%) Sanchez (24%) USDATA (34%)

Cost		Realtime Media (9%)	Pac-West Telecomm (7%)

         The percentages above reflect our voting ownership at June 30, 2002. Although we own less than 20% of the voting stock of some of these companies, we accounted for these companies on the equity method as we believe we have the ability to exercise significant influence based on our representation of each company’s board of directors and other factors.

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

         Other items, which include corporate expenses, results of operations of disposed companies, goodwill amortization and income taxes, are reviewed by management independent of segment results.

Three Months Ended June 30, 2002

		Other	Public
	Strategic	Private	Companies
	Private	Companies	(excluding		Total		Consolidated
	Companies	and Funds	CompuCom)	CompuCom	Segments	Other Items	Results

	(in thousands)
	(unaudited)
Revenue

Product sales	$2,484	$129	$827	$350,290	$353,730	$—	$353,730

Service sales	9,199	5,961	2,085	75,852	93,097	—	93,097

Other	—	6,033	—	—	6,033	(8)	6,025

	11,683	12,123	2,912	426,142	452,860	(8)	452,852

Operating expenses

Cost of sales – product	405	327	16	324,011	324,759	—	324,759

Cost of sales – service	6,129	3,926	429	47,893	58,377	—	58,377

Selling and service	6,901	860	3,175	22,600	33,536	—	33,536

General and administrative	4,506	6,728	95	18,720	30,049	6,091	36,140

Depreciation and amortization	794	584	708	4,687	6,773	337	7,110

Total operating expenses	18,735	12,425	4,423	417,911	453,494	6,428	459,922

	(7,052)	(302)	(1,511)	8,231	(634)	(6,436)	(7,070)

Other income (loss), net	—	2,041	(5,563)	—	(3,522)	125	(3,397)

Interest and financing expense, net	(74)	69	(267)	(241)	(513)	(2,738)	(3,251)

Net income (loss) before equity loss, minority interest, income taxes and change in accounting principle	(7,126)	1,808	(7,341)	7,990	(4,669)	(9,049)	(13,718)

Income taxes	—	—	—	—	—	(1,944)	(1,944)

Minority interest	1,628	2	765	(3,003)	(608)	—	(608)

Equity income (loss)	(895)	(12,978)	(3,798)	—	(17,671)	32	(17,639)

Net Income (Loss)	$(6,393)	$(11,168)	$(10,374)	$4,987	$(22,948)	$(10,961)	$(33,909)

Three Months Ended June 30, 2001

		Other	Public
	Strategic	Private	Companies
	Private	Companies	(excluding		Total		Consolidated
	Companies	and Funds	CompuCom)	CompuCom	Segments	Other Items	Results

	(in thousands)
	(unaudited)
Revenue

Product sales	$5,728	$—	$1,305	$419,718	$426,751	$—	$426,751

Service sales	11,093	—	1,855	68,991	81,939	—	81,939

Other	—	6,253	—	—	6,253	81	6,334

	16,821	6,253	3,160	488,709	514,943	81	515,024

Operating expenses

Cost of sales – product	331	—	473	381,824	382,628	—	382,628

Cost of sales – service	8,635	—	450	43,410	52,495	—	52,495

Selling and service	3,161	—	1,645	31,298	36,104	—	36,104

General and administrative	3,023	6,319	619	22,249	32,210	10,402	42,612

Depreciation and amortization	821	106	753	5,720	7,400	2,366	9,766

Total operating expenses	15,971	6,425	3,940	484,501	510,837	12,768	523,605

	850	(172)	(780)	4,208	4,106	(12,687)	(8,581)

Other loss, net	—	(10,487)	(11,275)	—	(21,762)	(6,538)	(28,300)

Interest and financing expense, net	(44)	8	(5)	(748)	(789)	(2,966)	(3,755)

Net income (loss) before equity loss, minority interest and income taxes	806	(10,651)	(12,060)	3,460	(18,445)	(22,191)	(40,636)

Income taxes	—	—	—	—	—	(3,071)	(3,071)

Minority interest	—	—	—	(1,248)	(1,248)	—	(1,248)

Equity loss	—	(29,514)	(6,118)	—	(35,632)	(29,885)	(65,517)

Net Income (Loss)	$806	$(40,165)	$(18,178)	$2,212	$(55,325)	$(55,147)	$(110,472)

Six Months Ended June 30, 2002

		Other	Public
	Strategic	Private	Companies
	Private	Companies	(excluding		Total		Consolidated
	Companies	and Funds	CompuCom)	CompuCom	Segments	Other Items	Results

	(in thousands)
	(unaudited)
Revenue

Product sales	$2,865	$1,948	$2,125	$609,559	$616,497	$—	$616,497

Service sales	17,553	10,594	3,882	143,531	175,560	—	175,560

Other	—	11,562	—	—	11,562	37	11,599

	20,418	24,104	6,007	753,090	803,619	37	803,656

Operating expenses

Cost of sales – product	457	979	32	556,549	558,017	—	558,017

Cost of sales – service	13,007	7,447	830	92,013	113,297	—	113,297

Selling and service	11,151	1,678	4,459	45,735	63,023	—	63,023

General and administrative	7,393	14,105	1,145	36,278	58,921	11,853	70,774

Depreciation and amortization	1,214	1,762	1,383	9,474	13,833	678	14,511

Total operating Expenses	33,222	25,971	7,849	740,049	807,091	12,531	819,622

	(12,804)	(1,867)	(1,842)	13,041	(3,472)	(12,494)	(15,966)

Other loss, net	(16)	5,228	(14,265)	—	(9,053)	125	(8,928)

Interest and financing expense, net	(150)	(135)	(343)	(550)	(1,178)	(7,518)	(8,696)

Net income (loss) before equity loss, minority interest and income taxes	(12,970)	3,226	(16,450)	12,491	(13,703)	(19,887)	(33,590)

Income taxes	—	—	—	—	—	(3,062)	(3,062)

Minority interest	2,274	135	765	(4,623)	(1,449)	—	(1,449)

Equity loss	(1,958)	(27,458)	(6,999)	—	(36,415)	(131)	(36,546)

Net Income (Loss) before cumulative effect of change

in accounting principle	(12,654)	(24,097)	(22,684)	7,868	(51,567)	(23,080)	(74,647)

Cumulative effect of change

in accounting principle	(21,815)	—	—	425	(21,390)	—	(21,390)

Net Income (Loss)	$(34,469)	$(24,097)	$(22,684)	$8,293	$(72,957)	$(23,080)	$(96,037)

Six Months Ended June 30, 2001

		Other	Public
	Strategic	Private	Companies
	Private	Companies	(excluding		Total		Consolidated
	Companies	and Funds	CompuCom)	CompuCom	Segments	Other Items	Results

	(in thousands)
	(unaudited)
Revenue

Product sales	$7,207	$—	$2,928	$902,079	$912,214	$—	$912,214

Service sales	22,173	—	3,732	140,918	166,823	—	166,823

Other	—	12,801	—	—	12,801	161	12,962

	29,380	12,801	6,660	1,042,997	1,091,838	161	1,091,999

Operating expenses

Cost of sales – product	1,735	—	959	822,095	824,789	—	824,789

Cost of sales – service	16,880	—	832	91,744	109,456	—	109,456

Selling and service	6,324	—	3,258	64,417	73,999	—	73,999

General and administrative	5,936	12,739	1,435	44,260	64,370	18,435	82,805

Depreciation and amortization	1,504	176	1,460	11,389	14,529	4,931	19,460

Total operating expenses	32,379	12,915	7,944	1,033,905	1,087,143	23,366	1,110,509

	(2,999)	(114)	(1,284)	9,092	4,695	(23,205)	(18,510)

Other loss, net	—	(13,329)	(17,708)	—	(31,037)	(6,538)	(37,575)

Interest and financing expense, net	(105)	20	(83)	(2,477)	(2,645)	(5,857)	(8,502)

Net income (loss) before equity loss, minority interest and income taxes	(3,104)	(13,423)	(19,075)	6,615	(28,987)	(35,600)	(64,587)

Income taxes	—	—	—	—	—	6,186	6,186

Minority interest	—	—	—	(2,298)	(2,298)	—	(2,298)

Equity loss	—	(67,076)	(150,924)	—	(218,000)	(81,516)	(299,516)

Net Income (Loss)	$(3,104)	$(80,499)	$(169,999)	$4,317	$(249,285)	$(110,930)	$(360,215)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Other Items

Corporate

Corporate operations	$(9,017)	$(13,915)	$(20,018)	$(25,544)

Results of operations – dispositions	—	(29,621)	—	(73,413)

Goodwill amortization	—	(8,540)	—	(18,159)

Income tax (expense) benefit	(1,944)	(3,071)	(3,062)	6,186

	$(10,961)	$(55,147)	$(23,080)	$(110,930)

         Corporate expenses include the costs of providing operations and management support to our partner companies. Results of operations - dispositions includes the results for partner companies which were disposed of prior to the new segments being developed. Goodwill is no longer amortized as a result of the adoption of SFAS 142 effective January 2002.

Strategic Private Companies

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)

Revenue	$11,683	$16,821	$20,418	$29,380

Total operating expenses	18,735	15,971	33,222	32,379

	(7,052)	850	(12,804)	(2,999)

Other loss, net	—	—	(16)	—

Interest expense, net	(74)	(44)	(150)	(105)

Minority interest	1,628	—	2,274	—

Equity loss	(895)	—	(1,958)	—

	(6,393)	806	(12,654)	(3,104)

Cumulative effect of change in accounting principle	—	—	(21,815)	—

	$(6,393)	$806	$(34,469)	$(3,104)

         Revenue. Revenue consists of sales by aligne, Lever8 Solutions and Sotas and, for 2002, sales by Agari and Mantas. Revenue decreased $5.1 million and $9.0 million for the three and six months ended June 30, 2002 compared to the prior year periods. Of this decrease, $4.5 million and $7.6 million relate to a decline in consulting revenue at aligne and Lever8 for the three and six months ended June 30, 2002 compared to the prior year period. The decrease is due to reduced demand for IT services and continued market softness. During the first quarter, we integrated two existing partner companies, Palarco, a provider of global IT solutions, and aligne Solutions (formerly K Consultants), an IT management organization, to create a full service IT solutions company, Lever8 Solutions. Lever8 provides tailored software, staffing and infrastructure outsourcing solutions to fit the needs of its clients, which span multiple industries, including pharmaceuticals, consumer packaged goods, manufacturing, healthcare, financial services and technology. The remaining decrease relates to a decline in revenue at SOTAS partially offset by the inclusion of revenue for Mantas subsequent to consolidating its results in April 2002.

         Operating Expenses. Operating expenses increased $2.8 million and $0.8 million for the three and six months ended June 30, 2002 compared to the prior year periods. Of the increases, $8.0 million and $10.9 million of operating expenses related to Agari, Mantas and Protura subsequent to consolidating their results in 2002. Excluding these companies, total operating expenses decreased $5.3 million and $10.0 million for the three and six months ended June 30, 2002 compared to the prior year period. This is due to a $1.9 million and $5.3 million decrease in costs at SOTAS and a $3.4 million and $4.7 million decrease in costs at aligne and Lever8 Solutions for the three and six months ended June 30, 2002 compared to the prior year period. During the second half of 2001 and the first half of 2002, these companies took steps to reduce their costs to better align their overall cost structure and organization with anticipated demand for their products and services. These steps, including a reduction in the number of consultants and functional support personnel, were taken as a result of the continued decline in demand for technology services.

         Equity Loss. Equity loss for the three and six months ended June 30, 2002 includes our share of Mantas’ results of operations. We acquired a controlling interest in Mantas in April 2002. As a result, we have consolidated Mantas’ results in the second quarter of 2002.

Other Private Companies and Funds

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)

Revenue	$12,123	$6,253	$24,104	$12,801

Operating expenses	12,425	6,425	25,971	12,915

	(302)	(172)	(1,867)	(114)

Other income (loss), net	2,041	(10,487)	5,228	(13,329)

Interest and financing expense, net	69	8	(135)	20

Minority interest	2	—	135	—

Equity loss	(12,978)	(29,514)	(27,458)	(67,076)

	$(11,168)	$(40,165)	$(24,097)	$(80,499)

         Revenue. Revenue includes management fees charged to private equity funds for operational and management services and, in 2002, sales by PTM Productions and Aptas [for the six months ended]. Revenue increased $5.9 million and $11.3 million for the three and six months ended June 30, 2002 compared to the prior year periods. The increase is due to an additional $6.1 million and $12.5 million of revenue related to the operations of PTM and Aptas subsequent to consolidating their results, partially offset by reduced management fees for the three and six months ended June 30, 2002 compared to the prior year period.

         Operating Expenses. Operating expenses increased $6.0 million and $13.1 million for the three and six months ended June 30, 2002 compared to the prior year period. The increase is due to an additional $6.2 million and $14.4 million of costs related to the operations of PTM and Aptas subsequent to consolidating their results, partially offset by reduced costs at the private equity funds for the three and six months ended June 30, 2002 compared to the prior year period.

         Other Income (Loss), Net. Other income (loss), net includes $2.9 million and $9.0 million for the three and six months ended June 30, 2002 related to the release of escrowed proceeds from the sale of a partner company in 2000. Other income (loss), net also includes $2.6 million and $3.6 million of impairment charges for the three and six months ended June 30, 2002 and $12.1 million and $15.0 million for the three and six months ended June 30, 2001. Impairment charges reflect certain holdings judged to have experienced an other than temporary decline in value.

         Equity Loss. Equity loss fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies and the net results of operations of these companies. Equity loss decreased $16.5 million and $39.6 million for the three and six months ended June 30, 2002 compared to the prior year periods. Of the total decrease, $1.7 million and $11.7 million relate to our share of losses of a private equity funds. An additional $6.3 million and $9.9 million of the decrease relates to impairment charges on affiliates accounted for under the equity method, and $2.3 million and $5.5 million of the decrease is due to discontinuing the recording of equity losses of partner companies whose carrying value was reduced to $0 during 2001. The remaining decline is primarily due to reduced operating losses at certain companies.

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

Public Companies (excluding CompuCom)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)

Revenue	$2,912	$3,160	$6,007	$6,660

Operating expenses	4,423	3,940	7,849	7,944

	(1,511)	(780)	(1,842)	(1,284)

Other loss, net	(5,563)	(11,275)	(14,265)	(17,708)

Interest and financing expense, net	(267)	(5)	(343)	(83)

Minority interest	765	—	765	—

Equity loss	(3,798)	(6,118)	(6,999)	(150,924)

	$(10,374)	$(18,178)	$(22,684)	$(169,999)

         Revenue and Operating Expenses. Revenue decreased $0.2 million and $0.7 million for the three and six months ended June 30, 2002 compared to the prior year periods. Of the total decline, $0.7 million and $1.2 million relate to Tangram, partially offset by a $0.4 million increase related to the operations of ChromaVision, which was consolidated effective June 2002.

Other Loss, Net.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)

Gain (loss) on sale of companies	$(17)	$1,374	$(1,183)	$1,215

Unrealized gain (loss) on Tellabs and related forward sale contracts, net	527	(12,196)	1,242	(16,528)

Unrealized loss on other trading securities	(6,015)	(272)	(13,718)	(1,126)

Impairment charges	(58)	(181)	(606)	(1,269)

	$(5,563)	$(11,275)	$(14,265)	$(17,708)

         During the first quarter of 2002, we sold shares of public holdings, primarily Palm, for aggregate net cash proceeds of $13.1 million, and recorded losses of $1.2 million.

         We recognized a net gain of $0.5 million and $1.2 million for the three and six months ended June 30, 2002 related to our holdings in Tellabs. This amount reflects a $6.4 million gain on the change in the fair value of the hedging contract, reduced by a $5.9 million loss on the change in fair value of the Tellabs holdings for the three months ended June 30, 2002 and $22.3 million gain on the fair value of the hedging contract, reduced by a $21.1 million loss gain on the fair value of the Tellabs holdings for the six months ended June 30, 2002.

         Impairment charges reflect certain equity holdings judged to have experienced an other than temporary decline in value (Note 9).

         Equity Loss. Equity loss for the six months ended June 30, 2001 includes $136.5 million related to Internet Capital Group. As of June 30, 2001, as a result of recording our share of Internet Capital Group’s losses, our carrying value was reduced to $0. As a result, we no longer record our share of Internet Capital Group’s operating results in our Consolidated Statements of Operations.

         Excluding equity loss attributable to Internet Capital Group, equity loss was $3.8 million and $7.0 million for the three and six months ended June 30, 2002 and $6.1 million and $14.4 million for the three and six months ended June 30, 2001, which represents a decrease of $2.3 million for the three months ended June 30, 2002 and $7.4 million for the six months ended June 30, 2002. This decrease is primarily due to reduced losses at certain partner companies.

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

CompuCom

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)

Revenue	$426,142	$488,709	$753,090	$1,042,997

Cost of Sales	371,904	425,234	648,562	913,839

	54,238	63,475	104,528	129,158

Other operating expenses	46,007	59,267	91,487	120,066

	8,231	4,208	13,041	9,092

Interest and financing expense, net	(241)	(748)	(550)	(2,477)

Minority interest	(3,003)	(1,248)	(4,623)	(2,298)

	4,987	2,212	7,868	4,317

Cumulative effect of change in accounting principle	—	—	425	—

	$4,987	$2,212	$8,293	$4,317

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

         Revenue. Revenue, which consists of product revenue and service revenue, decreased $63 million or 13% for the three months ended June 30, 2002 and $290 million or 28% for the six months ended June 30, 2002 as compared to the same periods in 2001. Of the total decrease for the three months ended June 30, 2002, $70 million or 17% was attributable to product revenue, which was partially offset by an increase of $7 million or 10% attributable to service revenue. Of the total decrease for the six months ended June 30, 2002, $293 million or 32% was attributable to product revenue, which was partially offset by an increase in service revenue of $3 million or 2% as compared to the same period in 2001. CompuCom attributes the product revenue decrease primarily to general economic conditions that have resulted in lower demand for personal computer products mainly from its Fortune 1000 client base. Product revenue was negatively impacted by certain clients electing to purchase product directly from manufacturers. The increase in service revenue was primarily due to services directly related to the 2001 acquisitions, partially offset by a decline in field engineering revenue.

         Cost of Sales/Gross Margin. Product gross margin for the three and six months ended June 30, 2002 was 7.5% and 8.7% compared to 9.0% and 8.9% for the same period in 2001. CompuCom believes this decrease is due to an increase in the proportion of lower margin software revenue relative to total product revenue, lower volume incentive dollars from suppliers as well as increased buying from its traditionally larger, higher volume clients as a result of more selective aggressive pricing by CompuCom. Service gross margin remained relatively flat for the three and six months ended June 30, 2002 at 36.9% and 35.9% compared to 37.1% and 34.9% for the same period in 2001.

         Due to competitive conditions, CompuCom expects to experience continued pressure on both revenue and gross margin, the result of which may be lower revenue and related gross margin when compared to the comparable prior year period or previous quarter.

         Other Operating Expenses. Other operating expenses decreased 22.4% and 23.8% for the three and six months ended June 30, 2002 as compared to the same periods in 2001. CompuCom attributes this decrease to its own cost management efforts related to selling and service expenses and general administrative expenses, including personnel and related costs and infrastructure costs.

         Interest and Financing Expense, Net. Interest and financing expense, net was $0.2 million and $0.7 million for the three months ended June 30, 2002 and 2001 and $0.6 million and $2.5 million for the six months ended June 30, 2002 and 2001. The decrease is primarily due to CompuCom’s continued improvement in management of working capital, lower financing requirements due to the decline in product revenues and the effect of lower effective interest rates in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Reconciling Items

   Corporate Operations

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)

General and administrative costs, net	$5,130	$10,300	$9,895	$18,253

Stock-based compensation	969	21	1,921	21

Depreciation and amortization	337	590	678	1,267

Interest expense, net	2,738	2,966	7,518	5,857

Other	(157)	38	6	146

	$9,017	$13,915	$20,018	$25,544

         Our general and administrative expenses consist primarily of employee compensation, outside services such as legal, accounting and consulting, and travel-related costs. General and administrative expenses decreased $5.2 million and $8.4 million for the three and six months ended June 30, 2002 when compared to 2001. The decrease is due to certain cost reduction efforts undertaken during 2001, including reduced compensation and travel-related costs as a result of a reduction in headcount and the reduction in the use of outside consulting services.

         We issued shares of restricted stock to employees in 2001 and 2002. The value of these shares is recorded as deferred compensation and is recognized as expense on a straight-line basis over the vesting period.

         Interest expense, net, decreased $0.2 million for the three months ended June 30, 2002 compared to 2001. The decrease is due to the elimination of accretion of the obligation and amortization of the cost of our initial Tellabs forward sale contract which was settled in March 2002, partially offset by lower interest rates earned on invested balances. Interest expense, net increased $1.7 million for the six months ended June 30, 2002 when compared to 2001. The increased expense is due to lower interest rates earned on invested balances, partially offset by the elimination of financing fees incurred in the first quarter of 2001 and the elimination of costs associated with the initial Tellabs contract settled in March 2002. Interest includes the accretion of the obligation and amortization of the cost of the two forward sale contracts on our Tellabs holdings entered into in March and August of 1999.

         In March 2002, we settled the liability related to our first hedge of our Tellabs holdings by delivering Tellabs shares. We intend to settle the second hedge of our Tellabs holdings by delivering Tellabs shares in August 2002.

         Income Taxes. Our consolidated income tax expense recorded for the three and six months ended June 30, 2002, was $1.9 million and $3.1 million, net of recorded valuation allowance of $12.9 million and $27.6 million. We have recorded a valuation allowance to reduce our deferred tax asset to an amount that is more likely than not to be realized in future years. Our consolidated effective tax rate before valuation allowance increased to 34.4% for the three months ended June 30, 2002 compared to 32.5% for the prior year period. For the six months ended June 30, 2002 our consolidated effective tax rate before valuation allowance increased to 34.3% compared to 33.3% for the prior year period. This rate differs from the federal statutory rate due to miscellaneous non-deductible expenses.

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

         Proceeds from sales of and distributions from affiliates for the six months ended June 30, 2002 were $29.8 million.

         In May 2002, we entered into a credit agreement providing for borrowings’, issuances of letters of credit and guarantees of up to $25 million. We occasionally use letters of credit to provide transactional support to our partner companies. This credit facility matures in May 2003 and bears interest at the prime rate for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125% which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to two times any outstanding amounts under the facility. This facility provides us additional flexibility to implement our strategy and support our partner companies. As of June 30, 2002, a guarantee totaling $5.0 million was outstanding.

         In August 1999, in order to mitigate our market exposure and generate cash, we entered into a forward sale contract related to 3.4 million shares of our holdings in Tellabs common stock. We pledged these shares of Tellabs under a contract that expires in August 2002 and, in return, received cash. In March 2002, we settled $91 million of the liability entered into in connection with our first hedge of our Tellabs holdings by delivering 2.0 million shares of Tellabs. We currently intend to settle the remaining liability of $86 million in August 2002 by delivering the remaining 1.4 million shares. These settlements have no impact on our cash balances.

         Our cash and cash equivalents at June 30, 2002 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for at least the next twelve months, including commitments to our existing affiliates, our current operating plan to acquire interests in new affiliates and our general corporate requirements.

         In May 2001, we consummated a definitive agreement with our former Chairman and CEO, Mr. Musser, under which we loaned him $26.5 million. The loan bears interest at an annual rate of 7% and is payable on demand at any time after January 1, 2003. Mr. Musser granted us security interests in securities and real estate as collateral. Until April 30, 2006, we will have recourse only against the collateral. After April 30, 2006, we will have recourse against Mr. Musser personally, except with respect to certain ongoing compensation to be received by Mr. Musser. We have the right to sell the collateral at any time and apply the net after-tax proceeds from the sales of collateral against amounts outstanding on the loan. The outstanding balance of the loan at June 30, 2002 was approximately $25.0 million. Proceeds received from dispositions of the collateral may not be sufficient to repay the loan in full.

         At June 30, 2002 we have guaranteed $7 million of bank loan and other commitments. Additionally, we have committed capital of approximately $59 million, including commitments made in prior years to various affiliates, to be funded over the next several years, including approximately $16 million which is expected to be funded in the next twelve months.

         CompuCom maintains separate, independent financing arrangements, which are non-recourse to us and are secured by certain assets of CompuCom. During recent years, CompuCom has utilized bank financing arrangements and internally generated funds to fund its cash requirements.

         At June 30, 2002, CompuCom has a $25 million working capital facility and a $125 million receivables securitization facility. Consistent with its financing requirements, CompuCom reduced the working capital facility to $25 million in May 2002. The working capital facility, which had a May 2002 maturity date but has been extended to a October 2002 maturity date, bears interest at a rate of LIBOR plus an agreed-upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects the working capital facility to be renewed prior to its maturity date. Availability under the working capital facility is subject to a borrowing base calculation. As of June 30, 2002, availability under the working capital facility was $25 million. No amounts were outstanding under the working capital facility as of June 30, 2002 and December 31, 2001. Terms of the working capital facility limit the amounts available for capital expenditures and dividends. The securitization facility’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable to a consolidated, wholly owned special purpose subsidiary (SPS). The risk that CompuCom bears from bad debt losses on trade receivables sold is addressed in its allowance for doubtful accounts. The SPS has sold and, subject to certain conditions, may from time to time sell an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. CompuCom records these transactions as sales of accounts receivable. These sales are reflected as reductions of accounts receivable on the Consolidated Balance Sheets and are included in Net Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows. CompuCom is retained as servicer of the receivables; however, the cost of servicing the receivables is not material. Amounts outstanding as sold receivables as of June 30, 2002, consisted of two certificates totaling $60 million, one certificate for $10 million which had an April 2002 maturity date but has been extended to a September 2002 maturity date, and one certificate for $50 million with an October 2003 maturity date. CompuCom expects the $10 million certificate to be renewed at its maturity date. Both facilities are subject to CompuCom’s compliance with selected financial covenants and ratios.

         CompuCom’s liquidity is impacted by the dollar volume of certain manufacturers’ rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and claim a rebate from the manufacturer to reduce the final cost. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom’s initial cost for the product is often higher than the sales price CompuCom can obtain from its clients. These programs have been at times a material factor in CompuCom’s financing needs. As of both June 30, 2002 and December 31, 2001, CompuCom was owed approximately $14 million, respectively, under these vendor rebate programs.

         CompuCom’s ability to make distributions to its shareholders is limited by restrictions in CompuCom’s financing agreements and CompuCom’s working capital needs. We do not consider CompuCom’s liquidity to be a source of liquidity to us.

         Net cash provided from operating activities was $30 million for the six months ended June 30, 2002 compared to $174 million during the same prior year period. The decrease was due to a $190 million decline in cash provided by operating activities at CompuCom, primarily due to changes in accounts receivable and inventory when compared to the prior year periods. This decrease was partially offset by a $63 million tax refund received by the Company in 2002.

         Consolidated working capital decreased to $302 million at June 30, 2002 compared to $349 million at December 31, 2001. This decrease is primarily due to the sale of Palm shares and the decline in the market value of VerticalNet.

         From July 1, 2002 through August 14, 2002, we funded $1.1 million to acquire ownership interests in or make advances to affiliates.

         We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the our consolidated financial position or results of operations.

         Our general operations are not capital intensive, and capital expenditures in any year normally will not be significant in relation to our overall financial position. There were no material capital asset purchase commitments at June 30, 2002.

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

         In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a significant impact on our financial statements.

         In July 2002, the FASB issued SFAS No, 146 “Accounting for Costs Associated with Exit or Disposal Activities”. Under SFAS 146, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flow. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002.

Factors That May Affect Future Results

         Forward-looking statements in this report and those made from time to time by us through our senior management team are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements are described in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2001. These factors include, but are not limited to, the following:

•	The performance of our affiliates, which face risks such as intense competition, rapid changes in technology and customer demands, frequent new product introductions and shifting distribution channels.

•	Many of our affiliates are early-stage companies with limited operating histories, no historical profits and financing requirements that they may not be able to satisfy. These affiliates may not have operating income or net income in the future and their financial results may vary dramatically from quarter to quarter.

•	We may have problems raising money we need in the future to fund the needs of our affiliates and to make acquisitions of affiliates.

•	We may incur significant costs to avoid investment company status and may suffer adverse consequences if deemed to be an investment company.

•	Our strategy of creating value for our shareholders and the owners of our partner companies by helping our partner companies grow, and, if and when appropriate, monetizing our interests in certain of the developed partner companies, is dependent on the strength of the public and private capital markets for technology related companies and on the level of activity in the mergers and acquisitions market in the partner companies industry, as well as on the requirements of the Federal securities laws regulating the sale of securities.

•	Our financial results are likely to vary dramatically from quarter to quarter depending upon various events. These events include the financial results of our affiliates and the way that the partner companies are reflected in our consolidated financial statements, sales of partner companies or our interests in partner companies and distributions from private equity funds which we manage or in which we have an interest.

•	Our ability to execute our strategy.

•	Our stock price may be subject to significant fluctuation because the value of some of our partner companies fluctuates and because of market conditions generally.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in companies in the technology industry, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities (except the Tellabs transactions as described below). Based on closing market prices at June 30, 2002, the fair market value of our holdings in public securities was approximately $221 million (excluding our holdings in Tellabs). A 20% decrease in equity prices would result in an approximate $44 million decrease in the fair value of our publicly traded securities.

         The Company has an outstanding forward sale contract related to its holdings in Tellabs. We pledged shares of Tellabs for three years in exchange for cash. At the end of the term, we have the option to deliver cash or Tellabs shares with a value determined by the stock price of Tellabs at maturity. We intend to deliver our remaining shares of Tellabs in August 2002 to settle the contract in full. This settlement will have no impact on our cash balances.

         CompuCom is exposed to interest rate risk primarily through its receivables securitization and working capital facilities. CompuCom utilizes these facilities to meet its working capital and other financing needs. At June 30, 2002, the securitization facility had borrowings of approximately $60 million, and there were no borrowings on the working capital facility. If CompuCom’s effective interest rate were to increase by 100 basis points, or 1.00%, CompuCom’s annual interest and financing expense would increase by $0.6 million based on CompuCom’s average balances utilized under its facilities during the six months ended June 30, 2002. Our share of this increase would be approximately $0.4 million after deduction for minority interest but before income taxes.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

            Safeguard Scientifics Securities Litigation. On April 5, 2002, plaintiffs filed a consolidated and amended complaint in this litigation described in Item 3 of Safeguard’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”). On May 23, 2002, the defendants filed a motion to dismiss the consolidated and amended complaint for failure to state claim upon which relief may be granted. Safeguard and the other defendant responded to this complaint on May 23, 2002. While the outcome of this litigation is uncertain, we believe that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuit vigorously.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 22, 2002. At the meeting the shareholders voted in favor of the following items listed in the Proxy Statement dated April 19, 2002

I.	ELECTION OF DIRECTORS:	FOR	WITHHELD

	Vincent G. Bell, Jr.	94,692,919	2,049,122

	Walter W. Buckley, III	94,713,186	2,028,855

	Anthony L. Craig	91,011,481	5,730,560

	Robert A. Fox	95,058,476	1,683,565

	Robert E. Keith, Jr.	94,200,473	2,541,568

	Jack L. Messman	95,213,067	1,528,974

	Russell E. Palmer	94,468,908	2,273,133

	John W. Poduska, Sr.	94,656,047	2,085,994

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.1	Loan Agreement dated May 10, 2002 by and among Comerica Bank – California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (exhibits omitted)

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. No reports on Form 8-K have been filed by the registrant during the three months ended June 30, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC. (Registrant)

Date: August 14, 2002	/s/ Anthony L. Craig
Anthony L. Craig Chief Executive Officer and President

Date: August 14, 2002	/s/ Christopher J. Davis
Christopher J. Davis Managing Director and Chief Financial Officer