Form 10-Q
period 2002-09-30
SAFEGUARD SCIENTIFICS INC ET AL
filed 2002-11-14
CIK 86115

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934
For Quarter Ended September 30, 2002

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

Yes [X] No [  ]

Number of shares outstanding as of November 14, 2002

Common Stock 119,417,222

SAFEGUARD SCIENTIFICS, INC.

QUARTERLY REPORT FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(in thousands except per share data)
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$314,999	$298,095

Restricted cash	3,615	8,033

Short-term investments	9,986	—

Trading securities	1,030	205,553

Accounts receivable, less allowances ($3,211-2002; $3,266-2001)	169,380	157,661

Inventories	39,084	32,084

Income tax receivable	—	62,346

Prepaid expenses and other current assets	12,996	14,796

Total current assets	551,090	778,568

Property and equipment, net	57,132	59,320

Ownership interests in and advances to affiliates	85,494	132,940

Available-for-sale securities	3,980	4,822

Intangible assets, net	9,351	11,670

Goodwill, net	167,370	159,540

Deferred taxes	2,756	3,240

Note receivable — related party	25,337	25,046

Other	17,704	17,117

Total Assets	$920,214	$1,192,263

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Current maturities of long-term debt	$11,101	$7,761

Accounts payable	142,097	125,121

Accrued expenses and deferred revenue	110,344	124,438

Other current liabilities	—	171,804

Total current liabilities	263,542	429,124

Long-term debt	14,162	20,138

Minority interest	127,610	112,746

Other long-term liabilities	12,432	11,579

Convertible subordinated notes	200,000	200,000

Commitments and contingencies

Shareholders’ Equity

Preferred stock, $10.00 par value; 1,000 shares authorized	—	—

Common stock, $0.10 par value; 500,000 shares authorized 119,450 and 118,154 shares issued and outstanding in 2002 and 2001, respectively	11,945	11,815

Additional paid-in capital	738,282	743,885

Accumulated deficit	(445,671)	(326,384)

Accumulated other comprehensive income	2,153	1,968

Treasury stock, at cost (33 shares-2002; 381 shares-2001)	(129)	(11,528)

Unamortized deferred compensation	(4,112)	(1,080)

Total shareholders’ equity	302,468	418,676

Total Liabilities and Shareholders’ Equity	$920,214	$1,192,263

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands except per share data)
	(unaudited)
Revenue

Product sales	$339,605	$334,533	$956,102	$1,246,747

Service sales	97,233	91,195	272,793	258,018

Other	6,218	6,836	17,817	19,798

Total revenue	443,056	432,564	1,246,712	1,524,563

Operating Expenses

Cost of sales-product	308,881	301,220	866,898	1,126,009

Cost of sales-service	63,292	57,828	176,589	167,284

Selling and service	34,447	34,285	97,470	108,284

General and administrative	36,086	42,797	106,860	125,602

Depreciation and amortization	7,297	10,009	21,808	29,469

Total operating expenses	450,003	446,139	1,269,625	1,556,648

	(6,947)	(13,575)	(22,913)	(32,085)

Other loss, net	(4,476)	(12,860)	(13,404)	(50,435)

Interest income	1,539	3,007	4,820	9,981

Interest and financing expense	(7,174)	(7,631)	(19,151)	(23,107)

Loss before income taxes, minority interest, equity loss and change in accounting principle	(17,058)	(31,059)	(50,648)	(95,646)

Income taxes (expense) benefit	(2,168)	587	(5,230)	6,773

Minority interest	667	(671)	(782)	(2,969)

Equity loss	(4,691)	(44,940)	(41,237)	(344,456)

Net loss before change in accounting principle	(23,250)	(76,083)	(97,897)	(436,298)

Cumulative effect of change in accounting principle (Note 3)	—	—	(21,390)	—

Net Loss	$(23,250)	$(76,083)	$(119,287)	$(436,298)

Basic Loss Per Share:

Prior to cumulative effect of change in accounting principle	$(0.20)	$(0.65)	$(0.83)	$(3.72)

Cumulative effect of change in accounting principle	—	—	(0.18)	—

	$(0.20)	$(0.65)	$(1.01)	$(3.72)

Diluted Loss Per Share:

Prior to cumulative effect of change in accounting principle	$(0.20)	$(0.65)	$(0.85)	$(3.73)

Cumulative effect of change in accounting principle	—	—	(0.18)	—

	$(0.20)	$(0.65)	$(1.03)	$(3.73)

Weighted Average Shares Outstanding — Basic and Diluted	117,857	117,300	117,652	117,279

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2002	2001

	(in thousands)
	(unaudited)
Net cash provided by operating activities	$29,948	$186,324

Investing Activities

Proceeds from sales of available-for-sale and trading securities	13,273	18,489

Proceeds from sales of and distributions from affiliates	18,903	86,795

Advances to affiliates	(4,397)	(13,948)

Repayment of advances to affiliates	—	406

Acquisitions of ownership interests in affiliates and subsidiaries, net of cash acquired	(23,674)	(64,404)

Acquisitions by subsidiaries, net of cash acquired	—	(104,338)

Advances to related party	(590)	(26,609)

Repayments of advances to related party	1,530	1,940

Decrease (increase) in restricted cash and short-term investments	(5,568)	86,728

Capital expenditures	(8,800)	(21,642)

Other, net	(1,668)	(4,420)

Net cash used in investing activities	(10,991)	(41,003)

Financing Activities

Borrowing on revolving credit facilities	8,562	24,862

Repayments on revolving credit facilities	(9,313)	(21,983)

Borrowings on long-term debt	569	5,305

Repayments on long-term debt	(3,092)	(1,972)

Issuance of Company common stock, net	—	139

Issuance of subsidiary common stock	1,221	488

Net cash (used in) provided by financing activities	(2,053)	6,839

Net Increase in Cash and Cash Equivalents	16,904	152,160

Cash and Cash Equivalents at beginning of period	298,095	133,201

Cash and Cash Equivalents at end of period	$314,999	$285,361

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

For the three months ended September 30,

2002	2001

Agari Mediaware	CompuCom Systems

ChromaVision Medical Systems	Pacific Title and Arts Studio (since August 2001)

CompuCom Systems	SOTAS

Mantas	Tangram Enterprise Solutions

Pacific Title and Arts Studio

Protura

SOTAS

Tangram Enterprise Solutions

For the nine months ended September 30,

2002	2001

Agari Mediaware	CompuCom Systems

Aptas (through March 2002)	Pacific Title and Arts Studio (since August 2001)

ChromaVision Medical Systems (since June 2002)	SOTAS

CompuCom Systems	Tangram Enterprise Solutions

Mantas (since April 2002)

Pacific Title and Arts Studio

Protura (since January 2002)

SOTAS

Tangram Enterprise Solutions

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2002

The Company’s Consolidated Balance Sheets also include the following majority-owned subsidiaries:

September 30, 2002	December 31, 2001

Agari Mediaware	Agari Mediaware

ChromaVision Medical Systems	Aptas

CompuCom Systems	CompuCom Systems

Mantas	Pacific Title and Arts Studio

Pacific Title and Arts Studio	SOTAS

Protura	Tangram Enterprise Solutions

SOTAS

Tangram Enterprise Solutions

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

         In accordance with SFAS 142, approximately $1.3 million of negative goodwill associated with a CompuCom acquisition was written off as of January 1, 2002. The Company’s share of this adjustment, net of income taxes, was $0.4 million and was recognized in the Consolidated Statements of Operations as a cumulative effect of a change in accounting principle in the first quarter of 2002 as well as the nine months ended September 30, 2002.

         Additionally, in connection with the transitional impairment tests performed upon the adoption of SFAS 142, the Company reported a $21.8 million goodwill impairment loss in the Business and IT services reporting unit (a component of the Company’s Strategic Private Companies segment). The fair value of that reporting unit was determined by estimating the present value of future cash flows and by reviewing the valuations of comparable public companies. In accordance with SFAS 142, this loss recognized in the Consolidated Statements of Operations as a cumulative effect of a change in accounting principle in the first quarter of 2002 as well as the nine months ended September 30, 2002.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2002

         The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS 142 been adopted for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands except per share data)
		(unaudited)
Impact on Statements of Operations:

Net loss before change in accounting principle	$(23,250)	$(76,083)	$(97,897)	$(436,298)

Add back goodwill amortization
— consolidated companies	—	3,072	—	9,092

— equity method companies	—	5,473	—	19,968

Adjusted net loss before change in accounting principle	(23,250)	(67,538)	(97,897)	(407,238)

Cumulative effect of change in accounting principle	—	—	(21,390)	—

Adjusted net loss	$(23,250)	$(67,538)	$(119,287)	$(407,238)

Impact on Basic Earnings Per Share:

Net loss before change in accounting principle	$(0.20)	$(0.65)	$(0.83)	$(3.72)

Add back goodwill amortization
— consolidated companies	—	0.02	—	0.08

— equity method companies	—	0.05	—	0.17

Adjusted net loss before change in accounting principle	(0.20)	(0.58)	(0.83)	(3.47)

Cumulative effect of change in accounting principle	—	—	(0.18)	—

Adjusted net loss	$(0.20)	$(0.58)	$(1.01)	$(3.47)

Impact on Fully Diluted Earnings Per Share:

Net loss before change in accounting principle	$(0.20)	$(0.65)	$(0.85)	$(3.73)

Add back goodwill amortization
— consolidated companies	—	0.02	—	0.08

— equity method companies	—	0.05	—	0.17

Adjusted net loss before change in accounting principle	(0.20)	(0.58)	(0.85)	(3.48)

Cumulative effect of change in accounting principle	—	—	(0.18)	—

Adjusted net loss	$(0.20)	$(0.58)	$(1.03)	$(3.48)

         The following is a summary of changes in the carrying amount of goodwill by segment:

		Other	Public
	Strategic	Private	Companies
	Private	Companies	(excluding		Total
	Companies	and Funds	CompuCom)	CompuCom	Segments

			(in thousands)
			(unaudited)
Balance at December 31, 2001	$53,344	$2,502	$1,415	$102,279	$159,540

Cumulative change in accounting principle — negative goodwill	—	—	—	1,253	1,253

Cumulative change in accounting principle — impairment test	(21,815)	—	—	—	(21,815)

Additions	17,525	—	16,690	1,071	35,286

Deconsolidation	—	(2,173)	—	—	(2,173)

Impairment charges	(4,392)	(329)	—	—	(4,721)

Balance at September 30, 2002	$44,662	$—	$18,105	$104,603	$167,370

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2002

         Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite useful lives:

			September 30, 2002

		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net

			(in thousands)
			(unaudited)
Customer-related	6-11 years	$15,467	$8,513	$6,954

Contract-related	2-3 years	2,840	1,080	1,760

Technology-related	2-17 years	924	287	637

Total		$19,231	$9,880	$9,351

			December 31, 2001

		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net

			(in thousands)
Customer-related	6-11 years	$15,467	$6,690	$8,777

Contract-related	2-3 years	2,840	171	2,669

Technology-related	2-17 years	373	149	224

Total		$18,680	$7,010	$11,670

         Amortization expense related to intangible assets was $0.9 million and $2.9 million for the three and nine months ended September 30, 2002 and $0.5 million and $1.6 million for the three and nine months ended September 30, 2001, respectively. The following table provides estimated future amortization expense related to intangible assets:

Total

(in thousands)
(unaudited)
Remainder of 2002	$972

2003	3,217

2004	2,528

2005	613

2006 and thereafter	2,021

$9,351

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2002

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

         The following summarizes the components of comprehensive loss, net of income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(in thousands)
		(unaudited)
Net Loss	$(23,250)	$(76,083)	$(119,287)	$(436,298)

Other Comprehensive Income (Loss), Before Taxes:

Unrealized holding losses in available-for-sale securities	(422)	(3,481)	(766)	(8,372)

Reclassification adjustments	422	6,095	1,051	10,666

Related Tax (Expense) Benefit:

Unrealized holding losses in available-for-sale securities	148	1,218	268	2,930

Reclassification adjustments	(148)	(2,133)	(368)	(3,733)

Other Comprehensive Income	—	1,699	185	1,491

Comprehensive Loss	$(23,250)	$(74,384)	$(119,102)	$(434,807)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2002

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

7. FINANCIAL INSTRUMENTS

         In 1999, the Company entered into two forward sale contracts related to 3.4 million shares of its holdings in Tellabs common stock. The Company pledged these shares of Tellabs under contracts that expire in March and August 2002 and, in return, received cash. At maturity, the Company was required to deliver cash or Tellabs stock with a value determined by the stock price of Tellabs at maturity. In March 2002, the Company settled $91 million of the liability entered into in connection with the first hedge of its Tellabs holdings by delivering 2.0 million shares of Tellabs. In August 2002, the Company settled the remaining $87 million by delivering 1.4 million shares of Tellabs. These settlements resulted in a reduction of Trading Securities and Other Current Liabilities of $178 million, and had no impact on the Company’s cash balances.

         The net gain recognized during the three and nine months ended September 30, 2002 was $0.3 million and $1.5 million. This amount reflects a $1.0 million gain on the change in the fair value of the hedging contract, reduced by a $0.7 million loss on the change in fair value of the Tellabs holdings for the three months ended September 30, 2002 and $23.3 million gain on the fair value of the hedging contract, reduced by a $21.8 million loss on the fair value of the Tellabs holdings for the nine months ended September 30, 2002. These gains are reflected in Other Loss, Net in the Consolidated Statements of Operations.

8. OWNERSHIP INTERESTS IN AND ADVANCES TO AFFILIATES

         The following summarizes the carrying value of the Company’s ownership interests in and advances to affiliates accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at September 30, 2002 and December 31, 2001.

	September 30,	December 31,
	2002	2001

	(in thousands)
	(unaudited)
Equity Method
Public Companies	$22,434	$32,178

Non-Public Companies	5,147	23,923

Private Equity Funds	44,927	62,168

	72,508	118,269

Cost Method
Non-Public Companies	6,419	7,950

Private Equity Funds	6,567	6,221

Advances to Affiliates	—	500

	$85,494	$132,940

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2002

         The market value of the Company’s public companies accounted for under the equity method was $58 million at September 30, 2002 and $161 million at December 31, 2001. Of the total decline in market value, $28 million relates to ChromaVision, which is not included in the equity ownership balance at September 30, 2002, as it was consolidated effective in June 2002. The remaining decline is due to an overall decline in market valuations as a result of current economic conditions.

9. DEBT

         In May 2002, the Company entered into a revolving credit facility providing for borrowings, issuances of letters of credit and guarantees of up to $25 million. This credit facility matures in May 2003 and bears interest at the prime rate (4.75% at September 30, 2002) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125% which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to two times any outstanding amounts under the facility. This facility provides the Company additional flexibility to implement its strategy and support its partner companies. As of September 30, 2002, a guarantee totaling $5 million related to a partner company credit facility was outstanding. The Company’s prior credit facility provided for the issuances of letters of credit up to $10 million.

         Parent company and other recourse debt includes primarily mortgage obligations ($16.9 million), bank credit facilities ($4.6 million) and capital lease obligations ($0.5 million). These obligations bear interest at fixed rates between 7.75% to 9.75%, and variable rates between prime plus 0.5% (4.75% at September 30, 2002) and prime plus 1%.

         At September 30, 2002, CompuCom has a $25 million working capital facility and a $100 million receivables securitization facility. Consistent with its financing requirements, CompuCom reduced the working capital facility from $50 million to $25 million in May 2002 and the receivables securitization facility from $125 million to $100 million in August 2002. The working capital facility, which initially had a May 2002 maturity date but was extended to a December 2002 maturity date, is secured by a lien on Compucom’s assets. CompuCom expects the working capital facility to be renewed prior to its maturity date. As of September 30, 2002, availability under the working capital facility was $25 million. No amounts were outstanding under the working capital facility as of September 30, 2002 and December 31, 2001. Terms of the working capital facility limit the amounts available for capital expenditures and dividends. Within the context of the securitization facility, each certificate is issued from a separate facility, each facility set at $50 million. Amounts outstanding as sold receivables as of September 30, 2002, consisted of two certificates totaling $60 million, one certificate for $10 million which initially had an April 2002 maturity date but has been renewed for three years with an October 2005 maturity date, and one certificate for $50 million with an October 2003 maturity date.

         Subsidiary debt includes bank credit facilities ($0.2 million), term loans ($2.2 million) and capital lease obligations ($0.8 million) of consolidated partner companies. These obligations bear interest at fixed rates ranging between 7% and 12% and variable rates consisting of the prime rate plus 1%.

10. STOCK-BASED COMPENSATION

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2002

         Approximately $2.0 million of non-cash deferred compensation associated with this restricted stock will be expensed as the restricted stock vests, and will be reduced to the extent that a participant forfeits his or her shares of restricted stock received in the exchange prior to vesting. The deferred compensation charge is unaffected by future changes in the price of the common stock.

         Option activity during 2002 is summarized below:

		Weighted
		Average
	Shares	Exercise Price

	(in thousands)
Outstanding at December 31, 2001	12,472	$15.80

Options granted	2,503	2.25

Options canceled — option exchange program	(2,038)	36.94

Other options canceled/forfeited	(1,941)	15.95

Outstanding at September 30, 2002	10,996	$8.78

Shares available for future grant	2,916

The following summarizes information about the Company’s stock options outstanding at September 30, 2002:

Options Outstanding				Options Exercisable

		Weighted Average	Weighted		Weighted
	Number	Remaining	Average		Average
Range of	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices	(in thousands)	(in years)	Price	(in thousands)	Price

$1.25 - $2.12	2,237	7.3	$1.71	45	$1.92

2.17 - 4.79	2,369	6.7	3.66	434	4.63

5.28 - 7.00	2,694	5.1	5.35	1,973	5.33

7.10 - 14.84	2,628	2.3	11.13	2,537	11.24

20.00 - 30.47	424	3.9	28.22	328	28.27

30.98 - 50.98	644	2.7	44.07	561	43.42

$1.25 - $50.98	10,996	5.0	$8.78	5,878	$12.72

         In addition to shares issued under the option exchange program, the Company issued shares of restricted stock to employees in 2001 and 2002. During the first nine months of 2002, the Company issued 1.3 million shares of restricted stock to employees with a value on the date of grant of $4.5 million, which was recorded as deferred compensation. The restricted stock is subject to pro-rata vesting over periods ranging from two to four years. Compensation expense is recognized on a straight-line basis over the vesting period and is reduced to the extent that a participant forfeits shares of restricted stock received prior to vesting. The deferred compensation charge is unaffected by future changes in the price of the common stock.

         Total compensation expense for restricted stock issuances was $0.9 million and $2.8 million for the three and nine months ended September 30, 2002. Unamortized compensation expense related to restricted stock issuances at September 30, 2002 is $4.1 million.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2002

         Pro Forma Disclosures – Stock Options Issued to Employees and Directors

         The Company, its subsidiaries and its partner companies that are accounted for under the equity method apply APB 25 and related interpretations in accounting for stock option plans. The Company provides pro forma disclosures on an annual basis to reflect what the Company’s consolidated net loss and loss per share would have been reduced to if compensation cost related to options have been recorded under SFAS 123. At December 31, 2001, the Company’s unamortized compensation expense related to options it issued to employees was $36.5 million. At September 30, 2002, this amount was reduced to $12 million, primarily as a result of the Company’s January 2002 option exchange program.

11. INCOME TAXES

         The Company’s consolidated income tax expense recorded for the three and nine months ended September 30, 2002 was $2.2 million and $5.2 million, net of a recorded valuation allowance of $9.2 million and $36.8 million. The Company recorded a valuation allowance against its deferred tax assets since it is more likely than not that these assets will not be realized in future years.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2002

12. NET LOSS PER SHARE

The calculations of net loss per share were:

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands except per share data)
	(unaudited)
Basic:

Net loss prior to cumulative effect of change in accounting principle	$(23,250)	$(76,083)	$(97,897)	$(436,298)

Cumulative effect of change in accounting principle	—	—	(21,390)	—

Net loss after cumulative effect of change in accounting principle	$(23,250)	$(76,083)	$(119,287)	$(436,298)

Average common shares outstanding	117,857	117,300	117,652	117,279

Basic prior to cumulative effect of change in accounting principle	$(0.20)	$(0.65)	$(0.83)	$(3.72)

Cumulative effect of change in accounting principle	—	--	(0.18)	—

Basic after cumulative effect of change in accounting principle	$(0.20)	$(0.65)	$(1.01)	$(3.72)

Diluted:

Net loss prior to cumulative effect of change in accounting principle	$(23,250)	$(76,083)	$(97,897)	$(436,298)

Effect of public holdings	(858)	(328)	(2,022)	(1,076)

Adjusted net loss	$(24,108)	$(76,411)	$(99,919)	$(437,374)

Average common shares outstanding	117,857	117,300	117,652	117,279

Diluted prior to cumulative effect of change in accounting principle	$(0.20)	$(0.65)	$(0.85)	$(3.73)

Net loss after cumulative effect of change in accounting principle	$(23,250)	$(76,083)	$(119,287)	$(436,298)

Effect of public holdings	(858)	(328)	(2,101)	(1,076)

Adjusted net loss	$(24,108)	$(76,411)	$(121,388)	$(437,374)

Average common shares outstanding	117,857	117,300	117,652	117,279

Diluted after cumulative effect of change in accounting principle	$(0.20)	$(0.65)	$(1.03)	$(3.73)

         If a consolidated or equity method public company has dilutive options or securities outstanding, diluted net loss per share is computed first by deducting from net loss the income attributable to the potential exercise of the dilutive options or securities of the company. This impact is shown as an adjustment to net loss for purposes of calculating diluted net loss per share.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2002

         The computation of average common shares outstanding for the three and nine months ended September 30, 2002, excludes 1.6 million and 1.7 million shares of non-vested restricted stock. The computation of average common shares outstanding for the three months ended September 30, 2001 excludes 0.4 million shares of non-invested restricted stock.

         Approximately 0.1 million and 0.2 million weighted average common stock equivalents related to stock options were excluded from the denominator in the calculation of diluted loss per share for the three and nine months ended September 30, 2002 and 0.1 million and 0.3 million for the three and nine months ended September 30, 2001 because their effect was anti-dilutive. Approximately 8.3 million shares representing the weighted average effect of assumed conversion of the convertible subordinated notes were excluded in all periods presented from the denominator in the calculation of diluted loss per share because their effect was anti-dilutive.

13. PARENT COMPANY FINANCIAL INFORMATION

         The Company’s Consolidated Financial Statements reflect all wholly-owned subsidiaries, including aligne and Lever8 Solutions, which are accounted for under the consolidation method of accounting.

         Parent company financial information is provided to present the financial position and results of operations of the Company as if the less than wholly owned consolidated companies (see Note 2) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies. Parent company financial statements include the results of the Company’s wholly owned subsidiaries, including aligne and Lever8 Solutions.

Parent Company Balance Sheets

	September 30,	December 31,
	2002	2001

	(in thousands)
	(unaudited)
Assets

Cash and cash equivalents	$172,062	$171,531

Restricted cash	3,615	8,033

Short-term investments	9,986	—

Trading securities	1,030	205,553

Income tax receivable	—	62,647

Other current assets	11,579	18,299

Total current assets	198,272	466,063

Ownership interests in and advances to affiliates	271,170	274,389

Available-for-sale securities	3,980	4,822

Note receivable — related party	25,337	25,046

Other	47,584	71,009

Total Assets	$546,343	$841,329

Liabilities and Shareholders’ Equity

Current liabilities	$19,622	$23,632

Other current liabilities	—	171,804

Total current liabilities	19,622	195,436

Long-term debt	12,777	16,676

Other long-term liabilities	11,476	10,541

Convertible subordinated notes	200,000	200,000

Shareholders’ equity	302,468	418,676

Total Liabilities and Shareholders’ Equity	$546,343	$841,329

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2002

Parent Company Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue	$11,768	$18,450	$38,055	$53,800

Operating expenses:

Cost of sales	4,188	8,208	15,324	23,788

Selling	512	467	1,915	1,339

General and administrative	13,868	19,039	41,006	54,373

Depreciation and amortization	303	2,270	1,222	6,606

	18,871	29,984	59,467	86,106

	(7,103)	(11,534)	(21,412)	(32,306)

Other loss, net	(115)	(12,860)	(7,028)	(50,435)

Interest and financing expense, net	(2,475)	(3,929)	(9,990)	(9,541)

Loss before income taxes and equity loss	(9,693)	(28,323)	(38,430)	(92,282)

Income taxes	(5)	1,108	(14)	8,934

Equity loss	(13,552)	(48,868)	(59,028)	(352,950)

Net loss prior to cumulative change in accounting principle	(23,250)	(76,083)	(97,472)	(436,298)

Cumulative effect of change in accounting principle	—	—	(21,815)	—

Net loss	$(23,250)	$(76,083)	$(119,287)	$(436,298)

         The Company’s share of income or losses of its less than wholly owned consolidated subsidiaries is reflected in Equity Loss.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2002

Parent Company Statements of Cash Flows

	Nine Months Ended September 30,

	2002	2001

	(in thousands)
	(unaudited)
Net cash provided by (used in) operating activities	$39,167	$(15,861)

Investing Activities

Proceeds from sales of available for sale and trading securities	13,273	18,489

Proceeds from sales of and distributions from affiliates	18,903	86,795

Advances to affiliates	(4,897)	(13,948)

Repayment of advances to affiliates	—	1,006

Acquisitions of ownership interests in affiliates and subsidiaries, net of cash acquired	(60,266)	(68,154)

Capital expenditures	(935)	(4,146)

Advances to related party, net	(590)	(26,609)

Repayments of advances to related party, net	1,530	1,940

(Increase) decrease in restricted cash and short-term investments	(5,568)	86,728

Other, net	353	(3,045)

Net cash provided by (used in) investing activities	(38,197)	79,056

Financing Activities

Borrowings on long-term debt	—	3,939

Repayments on long-term debt	(439)	(1,272)

Issuance of Company common stock, net	—	139

Net cash (used in) provided by financing activities	(439)	2,806

Net Increase in Cash and Cash Equivalents	531	66,001

Cash and Cash Equivalents at beginning of year	171,531	117,774

Cash and Cash Equivalents at end of year	$172,062	$183,775

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2002

14. OPERATING SEGMENTS

         Our reportable segments include i) Strategic Private Companies, which includes those companies that we focus on with the goal of accelerating value creation; ii) Public Companies (excluding CompuCom), which includes the results of operations of our publicly-traded companies (excluding CompuCom); iii) CompuCom, which represents the results of our subsidiary, CompuCom; and iv) Other Private Companies and Funds, which represents other private companies and private equity funds in which we hold an equity interest.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2002

Three Months Ended September 30, 2002

		Other	Public
	Strategic	Private	Companies
	Private	Companies	(excluding		Total		Consolidated
	Companies	and Funds	CompuCom)	CompuCom	Segments	Other Items	Results

	(in thousands)
	(unaudited)
Revenue

Product sales	$4,261	$604	$1,673	$333,067	$339,605	$—	$339,605

Service sales	7,578	4,685	3,971	80,999	97,233	—	97,233

Other	—	6,204	—	—	6,204	14	6,218

	11,839	11,493	5,644	414,066	443,042	14	443,056

Operating expenses

Cost of sales — product	1,219	631	76	306,955	308,881	—	308,881

Cost of sales — service	5,357	2,975	386	54,574	63,292	—	63,292

Selling and service	7,769	804	4,365	21,509	34,447	—	34,447

General and administrative	3,990	6,771	1,512	17,744	30,017	6,069	36,086

Depreciation and amortization	826	662	1,239	4,380	7,107	190	7,297

Total operating expenses	19,161	11,843	7,578	405,162	443,744	6,259	450,003

	(7,322)	(350)	(1,934)	8,904	(702)	(6,245)	(6,947)

Other income (loss), net	(4,392)	817	(901)	—	(4,476)	—	(4,476)

Interest and financing expense, net	(149)	(305)	(3,010)	27	(3,437)	(2,198)	(5,635)

Net income (loss) before equity loss, minority interest, income taxes and change in accounting principle	(11,863)	162	(5,845)	8,931	(8,615)	(8,443)	(17,058)

Income taxes	—	—	—	—	—	(2,168)	(2,168)

Minority interest	1,913	54	2,172	(3,472)	667	—	667

Equity income (loss)	—	(5,352)	675	—	(4,677)	(14)	(4,691)

Net Income (Loss)	$(9,950)	$(5,136)	$(2,998)	$5,459	$(12,625)	$(10,625)	$(23,250)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2002

Three Months Ended September 30, 2001

		Other	Public
	Strategic	Private	Companies
	Private	Companies	(excluding		Total		Consolidated
	Companies	and Funds	CompuCom)	CompuCom	Segments	Other Items	Results

				(in thousands)
				(unaudited)

Revenue

Product sales	$(103)	$—	$1,759	$332,877	$334,533	$—	$334,533

Service sales	12,836	4,496	1,980	71,883	91,195	—	91,195

Other	—	6,831	—	—	6,831	5	6,836

	12,733	11,327	3,739	404,760	432,559	5	432,564

Operating expenses

Cost of sales — product	610	—	818	299,792	301,220	—	301,220

Cost of sales — service	8,568	3,181	441	45,638	57,828	—	57,828

Selling and service	2,955	527	1,517	29,286	34,285	—	34,285

General and administrative	2,502	6,816	543	22,415	32,276	10,521	42,797

Depreciation and amortization	862	378	1,083	5,205	7,528	2,481	10,009

Total operating expenses	15,497	10,902	4,402	402,336	433,137	13,002	446,139

	(2,764)	425	(663)	2,424	(578)	(12,997)	(13,575)

Other income (loss), net	—	(7,924)	(3,426)	—	(11,350)	(1,510)	(12,860)

Interest and financing expense, net	(51)	(24)	(47)	(455)	(577)	(4,047)	(4,624)

Net income (loss) before equity loss, minority interest and income taxes	(2,815)	(7,523)	(4,136)	1,969	(12,505)	(18,554)	(31,059)

Income taxes	—	—	—	—	—	587	587

Minority interest	—	(35)	—	(636)	(671)	—	(671)

Equity loss	(290)	(15,506)	(13,098)	—	(28,894)	(16,046)	(44,940)

Net Income (Loss)	$(3,105)	$(23,064)	$(17,234)	$1,333	$(42,070)	$(34,013)	$(76,083)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2002

Nine Months Ended September 30, 2002

		Other	Public
	Strategic	Private	Companies
	Private	Companies	(excluding		Total		Consolidated
	Companies	and Funds	CompuCom)	CompuCom	Segments	Other Items	Results

				(in thousands)
				(unaudited)

Revenue

Product sales	$7,126	$2,552	$3,798	$942,626	$956,102	$—	$956,102

Service sales	25,131	15,279	7,853	224,530	272,793	—	272,793

Other	—	17,766	—	—	17,766	51	17,817

	32,257	35,597	11,651	1,167,156	1,246,661	51	1,246,712

Operating expenses

Cost of sales — product	1,676	1,610	108	863,504	866,898	—	866,898

Cost of sales — service	18,364	10,422	1,216	146,587	176,589	—	176,589

Selling and service	18,920	2,482	8,824	67,244	97,470	—	97,470

General and administrative	11,383	20,876	2,657	54,022	88,938	17,922	106,860

Depreciation and amortization	2,040	2,424	2,622	13,854	20,940	868	21,808

Total operating expenses	52,383	37,814	15,427	1,145,211	1,250,835	18,790	1,269,625

	(20,126)	(2,217)	(3,776)	21,945	(4,174)	(18,739)	(22,913)

Other loss, net	(4,408)	6,045	(15,166)	—	(13,529)	125	(13,404)

Interest and financing expense, net	(299)	(440)	(3,353)	(523)	(4,615)	(9,716)	(14,331)

Net income (loss) before equity loss, minority interest and income taxes	(24,833)	3,388	(22,295)	21,422	(22,318)	(28,330)	(50,648)

Income taxes	—	—	—	—	—	(5,230)	(5,230)

Minority interest	4,187	189	2,937	(8,095)	(782)	—	(782)

Equity loss	(1,958)	(32,810)	(6,324)	—	(41,092)	(145)	(41,237)

Net income (loss) before cumulative effect of change in accounting principle	(22,604)	(29,233)	(25,682)	13,327	(64,192)	(33,705)	(97,897)

Cumulative effect of change in accounting principle	(21,815)	—	—	425	(21,390)	—	(21,390)

Net Income (Loss)	$(44,419)	$(29,233)	$(25,682)	$13,752	$(85,582)	$(33,705)	$(119,287)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2002

Nine Months Ended September 30, 2001

		Other	Public
	Strategic	Private	Companies
	Private	Companies	(excluding		Total		Consolidated
	Companies	and Funds	CompuCom)	CompuCom	Segments	Other Items	Results

				(in thousands)
				(unaudited)

Revenue

Product sales	$7,104	$—	$4,687	$1,234,956	$1,246,747	$—	$1,246,747

Service sales	35,009	4,496	5,712	212,801	258,018	—	258,018

Other	—	19,632	—	—	19,632	166	19,798

	42,113	24,128	10,399	1,447,757	1,524,397	166	1,524,563

Operating expenses

Cost of sales — product	2,345	—	1,777	1,121,887	1,126,009	—	1,126,009

Cost of sales — service	25,448	3,181	1,273	137,382	167,284	—	167,284

Selling and service	9,279	527	4,775	93,703	108,284	—	108,284

General and administrative	8,438	19,555	1,978	66,675	96,646	28,956	125,602

Depreciation and amortization	2,366	554	2,543	16,594	22,057	7,412	29,469

Total operating expenses	47,876	23,817	12,346	1,436,241	1,520,280	36,368	1,556,648

	(5,763)	311	(1,947)	11,516	(4,117)	(36,202)	(32,085)

Other loss, net	—	(21,253)	(21,134)	—	(42,387)	(8,048)	(50,435)

Interest and financing expense, net	(156)	(4)	(130)	(2,932)	(3,222)	(9,904)	(13,126)

Net income (loss) before equity loss, minority interest and income taxes	(5,919)	(20,946)	(23,211)	8,584	(41,492)	(54,154)	(95,646)

Income taxes	—	—	—	—	—	6,773	6,773

Minority interest	—	(35)	—	(2,934)	(2,969)	—	(2,969)

Equity loss	(290)	(82,582)	(164,022)	—	(246,894)	(97,562)	(344,456)

Net Income (Loss)	$(6,209)	$(103,563)	$(187,233)	$5,650	$(291,355)	$(144,943)	$(436,298)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2002

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Other Items

Corporate

Corporate operations	$(8,457)	$(16,899)	$(28,475)	$(42,443)

Results of operations — dispositions	—	(10,340)	—	(83,753)

Goodwill amortization	—	(7,361)	—	(25,520)

Income tax (expense) benefit	(2,168)	587	(5,230)	6,773

	$(10,625)	$(34,013)	$(33,705)	$(144,943)

15. BUSINESS COMBINATIONS

Acquisitions by the Company

         In June 2002, the Company acquired a majority ownership interest in ChromaVision Medical Systems for $16.2 million in cash, including $9.8 million to purchase shares of preferred stock from existing shareholders. In July and August 2002, the Company acquired additional shares of ChromaVision for $1.7 million. ChromaVision’s product, Automated Cellular Imaging Systems, substantially improves the accuracy, sensitivity and reproducibility of cell imaging.

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
SEPTEMBER 30, 2002

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,

	2001	2002	2001

	(in thousands except per share data)
	(unaudited)
Total revenues	$443,982	$1,253,394	$1,583,336

Net loss	$(78,999)	$(122,397)	$(443,778)

Diluted loss per share	$(0.68)	$(1.06)	$(3.79)

16. RELATED PARTY TRANSACTIONS

         In May 2001, we consummated a definitive agreement with our former Chairman and CEO, Mr. Musser, under which we loaned him $26.5 million. The loan bears interest at an annual rate of 7% and is payable on demand at any time after January 1, 2003. Mr. Musser granted us security interests in securities and real estate as collateral. Until April 30, 2006, we will have recourse only against the collateral. After April 30, 2006, we will have recourse against Mr. Musser personally, except with respect to certain ongoing compensation to be received by Mr. Musser. We have the right to sell the collateral at any time and apply the net after-tax proceeds from the sales of collateral against amounts outstanding on the loan. The outstanding balance of the loan at September 30, 2002 was approximately $25.3 million. Proceeds received from dispositions of the collateral may not be sufficient to repay the loan in full.

17. COMMITMENTS AND CONTINGENCIES

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2002

         The cases are brought against Opus360, its officers and directors (including the former Company officer), the Company, CompuCom, and Opus360’s underwriters. Plaintiffs seek damages in an amount in excess of $70 million. The cases have been consolidated into a single proceeding and the court has approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. Plaintiffs have filed a consolidated and amended complaint. Safeguard and the other defendants have moved to dismiss this complaint for failure to state a claim upon which relief may be granted. On October 2, 2002, the court granted the motion to dismiss filed by Safeguard and CompuCom with respect to the claims under Section 11 and 12 of the Securities Act of 1933. The court also granted the motion to dismiss filed by all defendants due to the absence of any material misstatement or omission in the prospectus and registration statement (without prejudice to repleading within 30 days). On October 30, 2002, plaintiffs served their second amended consolidated class action complaint. The amended complaint does not name Safeguard or CompuCom as defendants and thus there is no pending actions against Safeguard or CompuCom.

Safeguard Scientifics Securities Litigation

         On September 26, 2001, the Company and Warren V. Musser, the Company’s former Chairman, were named as defendants in a putative class action filed in federal court in Philadelphia. Plaintiffs allege that defendants failed to disclose that Mr. Musser had pledged some or all of his Safeguard stock as collateral to secure margin trading in his personal brokerage accounts. Plaintiffs allege that defendants’ failure to disclose the pledge, along with their failure to disclose several margin calls , the loan to Mr. Musser, the guarantee of certain margin debt and the consequences thereof on Safeguard’s stock price, violated the federal securities laws. Plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

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

         These two cases have been consolidated for further proceedings under the name “In Re: Safeguard Scientifics Securities Litigation” and the Court has approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. The plaintiffs have filed a consolidated and amended complaint. On May 23, 2002, the defendants filed a motion to dismiss the consolidated and amended complaint for failure to state claim upon which relief may be granted. On October 24, 2002, the court denied the defendants’ motions to dismiss, holding that, based on the allegations of plaintiffs’ consolidated and amended complaint, dismissal would be inappropriate at this juncture. While the outcome of this litigation is uncertain, the Company believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuit vigorously.

Other

         The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

         In connection with its ownership interests in certain affiliates, the Company has guaranteed $7 million of bank loans and other commitments, and has committed capital of approximately $52 million to various affiliates, to be funded over the next several years, including approximately $16 million which is expected to be funded in the next twelve months. The Company also has committed to guarantee an additional $3 million of bank loans.

         The Company has received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner to the fund for a further distribution to the fund’s limited partners.

         In the fourth quarter of 1998 and the first quarter of 2000, CompuCom effected restructuring plans designed to reduce its cost structure. At September 30, 2002, $1.5 million related to leases is included in Accrued Expenses and Deferred Revenue on the Consolidated Balance Sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain risks, uncertainties and other factors that could cause actual results to be materially different from those contemplated by these statements. These risks and uncertainties include the factors described elsewhere in this report and in our filings with the SEC. We do not assume any obligation to update any forward-looking statements or other information contained in this Quarterly Report.

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

         Many of our partner companies that we account for under the equity method or consolidation method are technology-related companies with limited operating histories that have not generated significant revenues and have incurred substantial losses in prior periods. We expect these losses to continue for the remainder of 2002. In addition, we expect to continue to acquire interests in more technology-related companies that may have operating losses when we acquire them. Additionally, we expect certain of our existing partner companies to continue to invest in their products and services and to recognize operating losses related to those activities. As a result, equity losses could continue to be significant. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that we operate in a volatile business environment. This could result in additional material impairment charges in future periods.

\

Net Results of Operations

         Our reportable segments include i) Strategic Private Companies, which includes those companies that we focus on with the goal of accelerating value creation; ii) Public Companies (excluding CompuCom), which includes the results of operations of our publicly-traded companies (excluding CompuCom); iii) CompuCom, which represents the results of our subsidiary, CompuCom; and iv) Other Private Companies and Funds, which represents other private companies and private equity funds in which we hold an equity interest.

         At September 30, 2002, we had ownership in 23 partner companies, which were classified into the following segments:

	Strategic Private	Other Private Companies	Public Companies
	Companies	and Funds	(excluding CompuCom)	CompuCom

Consolidated	Agari Mediaware (70%) aligne (100%) Lever8 Solutions (100%) Mantas (63%) Protura (56%) SOTAS (75%)	Pacific Title and Arts Studio (83%)	Tangram (58%) ChromaVision Medical Systems (56%)	CompuCom (59%)

Equity		Aptas (39%) Kanbay (30%) Nextone (30%) Persona (31%) QuestOne (31%) Zer0to5ive (33%)	DocuCorp (21%) eMerge Interactive (16%) Internet Capital Group (13%) Sanchez (24%) USDATA (31%)

Cost		RealTime Media (9%)	Pac-West Telecomm (7%)

         The percentages above reflect our voting ownership at September 30, 2002. Although we own less than 20% of the voting stock of some of these companies, we accounted for these companies on the equity method as we believe we have the ability to exercise significant influence based on our representation of each company’s board of directors and other factors.

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

         Other items, which include corporate expenses, results of operations of disposed companies, goodwill amortization and income taxes, are reviewed by management independent of segment results. Corporate expenses include the costs of providing operations and management support to our partner companies. Results of operations — dispositions includes the results for partner companies which were disposed of prior to the new segments being developed. Goodwill is no longer amortized as a result of the adoption of SFAS 142 effective January 2002.

Strategic Private Companies

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue	$11,839	$12,733	$32,257	$42,113

Total operating expenses	19,161	15,497	52,383	47,876

	(7,322)	(2,764)	(20,126)	(5,763)

Other loss, net	(4,392)	—	(4,408)	—

Interest expense, net	(149)	(51)	(299)	(156)

Minority interest	1,913	—	4,187	—

Equity loss	—	(290)	(1,958)	(290)

	(9,950)	(3,105)	(22,604)	(6,209)

Cumulative effect of change in accounting principle	—	—	(21,815)	—

	$(9,950)	$(3,105)	$(44,419)	$(6,209)

         Revenue. Revenue consists of sales by aligne, Lever8 Solutions, SOTAS, and, for 2002, sales by Agari, Mantas and Protura. Revenue decreased $0.9 million and $9.9 million for the three and nine months ended September 30, 2002 compared to the prior year periods. Of this decrease, $6.0 million and $13.5 million relate to a decline in consulting revenue at aligne and Lever8 for the three and nine months ended September 30, 2002 compared to the prior year period. The decrease is due to reduced demand for IT services and continued market softness. During the first quarter, we integrated two existing partner companies, Palarco, a provider of global IT solutions, and aligne Solutions (formerly K Consultants), an IT management organization, to create a full service IT solutions company, Lever8 Solutions. Lever8 provides tailored software, staffing and infrastructure outsourcing solutions to fit the needs of its clients, which span multiple industries, including pharmaceuticals, consumer packaged goods, manufacturing, healthcare, financial services and technology. For the three months ended September 30, 2002, the decrease was partially offset by an increase in revenue at SOTAS and the inclusion of revenue for Mantas subsequent to consolidating its results in April 2002. For the nine month period, the decrease was partially offset by the inclusion of revenue for Mantas in 2002.

         Operating Expenses. Operating expenses increased $3.7 million and $4.5 million for the three and nine months ended September 30, 2002 compared to the prior year periods. Of the increases, $8.7 million and $19.6 million of operating expenses related to Agari, Mantas and Protura subsequent to consolidating their results in 2002. Excluding these companies, total operating expenses decreased $5.0 million and $15.1 million for the three and nine months ended September 30, 2002 compared to the prior year period. This is due to a $0.3 million and $5.7 million decrease in costs at SOTAS and a $4.6 million and $9.4 million decrease in costs at aligne and Lever8 Solutions for the three and nine months ended September 30, 2002 compared to the prior year period. During the second half of 2001 and the first half of 2002, these companies took steps to reduce their costs to better align their overall cost structure and organization with anticipated demand for their products and services. These steps, including a reduction in the number of consultants and functional support personnel, were taken as a result of the continued decline in demand for technology services.

         Other Loss. Other loss reflects impairment charges for holdings judged to have experienced an other than temporary decline in value.

         Equity Loss. Equity loss includes our share of Mantas’ results of operations. We acquired a controlling interest in Mantas in April 2002. As a result, we consolidated Mantas’ results in the second quarter of 2002. Prior to the second quarter of 2002, we accounted for Mantas on the equity method of accounting.

         Cumulative Effect of Change in Accounting Principle. In connection with the transitional impairment test performed upon the adoption of SFAS 142, we reported a goodwill impairment loss (see Note 3).

Other Private Companies and Funds

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue	$11,493	$11,327	$35,597	$24,128

Operating expenses	11,843	10,902	37,814	23,817

	(350)	425	(2,217)	311

Other income (loss), net	817	(7,924)	6,045	(21,253)

Interest and financing expense, net	(305)	(24)	(440)	(4)

Minority interest	54	(35)	189	(35)

Equity loss	(5,352)	(15,506)	(32,810)	(82,582)

	$(5,136)	$(23,064)	$(29,233)	$(103,563)

         Revenue. Revenue includes management fees charged to private equity funds for operations and management services and sales by Pacific Title subsequent to consolidating its results in the August 2001. Revenue also includes sales by Aptas for the first quarter of 2002. Revenue increased $0.2 million and $11.5 million for the three and nine months ended September 30, 2002 compared to the prior year period. The increase for the three month period is due to an increase in revenue at Pacific Title, partially offset by a decrease in management fees charged to private equity funds. The increase for the nine months ended is due to the inclusion of revenue related to the operations of Pacific Title and Aptas subsequent to consolidating their results in the third quarter of 2001 and the first quarter of 2002, respectively, partially offset by reduced management fees.

         Operating Expenses. Operating expenses increased $0.9 million and $14.0 million for the three months and nine months ended September 30, 2002 compared to the prior year period. The increase for the three month period is due to an additional $1.3 million of costs related to the operations of Pacific Title subsequent to consolidating their results, partially offset by reduced costs to manage certain private equity funds. The increase for the nine months period is due the inclusion of expenses related to the operations of Pacific Title and Aptas subsequent to consolidating their results, partially offset by reduced costs to manage certain private equity funds.

         Other Income (Loss), Net. Other income (loss), net includes $9.0 million for the nine months ended September 30, 2002 related to the release of escrowed proceeds from the sale of a partner company in 2000. Other income (loss), net also includes $0.5 million and $4.1 million of impairment charges for the three and nine months ended September 30, 2002 and $8.0 million and $23.0 million for the three and nine months ended September 30, 2001. Impairment charges reflect certain holdings judged to have experienced an other than temporary decline in value. Other income (loss), net also includes $1.2 million for the three and nine months ended September 30, 2002 related to the collection of a note receivable from the sale of a partner company.

         Equity Loss. Equity loss fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies and the net results of operations of these companies. Equity loss decreased $10.2 million and $49.8 million for the three and nine months ended September 30, 2002 compared to the prior year periods. Of the total decrease, $5.4 million for the three months ended and $17.1 million for the nine months ended relate to our share of losses of private equity funds. For the three months ended September 30, 2002 as compared to the prior year period, there was an increase of $0.6 million relating to impairment charges on affiliates accounted for under the equity method, and a decrease of $9.4 million for the nine months ended September 30, 2002 as compared to the prior year period. A total of $1.0 million and $6.5 million of the decrease is due to discontinuing the recording of equity losses of partner companies whose carrying value was reduced to $0 during 2001. We recognize our share of losses to extent we have a cost basis in the equity investee, or we have outstanding commitments or guarantees. The remaining decline is due to reduced operating losses at certain companies.

         Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final.

Public Companies (excluding CompuCom)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue	$5,644	$3,739	$11,651	$10,399

Operating expenses	7,578	4,402	15,427	12,346

	(1,934)	(663)	(3,776)	(1,947)

Other loss, net	(901)	(3,426)	(15,166)	(21,134)

Interest and financing expense, net	(3,010)	(47)	(3,353)	(130)

Minority interest	2,172	—	2,937	—

Equity loss	675	(13,098)	(6,324)	(164,022)

	$(2,998)	$(17,234)	$(25,682)	$(187,233)

         Revenue and Operating Expenses. Revenue increased $1.9 million and $1.3 million for the three and nine months ended September 30, 2002 compared to the prior year periods. Of the total increase, $2.6 million and $3.0 million relates to ChromaVision, which was consolidated effective June 2002, partially offset by a $0.7 million and $1.7 million decrease related to the operations of Tangram for the three and nine months ended September 30, 2002 compared to the prior year periods. Operating expenses increased $3.2 million and $3.1 million for the three and nine months ended September 30, 2002 as compared to the prior year periods. Of the total increase, $4.6 million and $5.4 million relates to ChromaVision, partially offset by a $1.4 million and $2.3 million decrease related to the operations of Tangram for the three and nine months ended September 30, 2002 compared to the prior year periods. During 2002, Tangram has taken steps to reduce its cost structure to better align their expenses and organization with their revenue projections. These steps were taken as a result of the continued decline in demand for technology services.

         Other Loss, Net.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Gain (loss) on sale of companies	$(62)	$520	$(1,245)	$1,735

Unrealized gain (loss) on Tellabs and related forward sale contracts, net	267	3,257	1,509	(13,271)

Unrealized loss on other trading securities	(686)	(675)	(14,404)	(1,801)

Impairment charges	(420)	(6,528)	(1,026)	(7,797)

	$(901)	$(3,426)	$(15,166)	$(21,134)

         During the first quarter of 2002, we sold shares of public holdings, primarily Palm, for aggregate net cash proceeds of $13.1 million, and recorded losses of $1.2 million.

         We recognized a net gain of $0.3 million and $1.5 million for the three and nine months ended September 30, 2002 related to our holdings in Tellabs. This amount reflects a $1.0 million gain on the change in the fair value of the hedging contract, reduced by a $0.7 million loss on the change in fair value of the Tellabs holdings for the three months ended September 30, 2002 and $23.3 million gain on the fair value of the hedging contract, reduced by a $21.8 million loss on the fair value of the Tellabs holdings for the nine months ended September 30, 2002.

         Unrealized loss on other trading securities in 2002 reflects the decline in value of our shares of VerticalNet.

         Impairment charges reflect certain equity holdings judged to have experienced an other than temporary decline in value.

         Equity Loss. Equity loss for the nine months ended September 30, 2001 includes $136.5 million related to Internet Capital Group. As of September 30, 2001, as a result of recording our share of Internet Capital Group’s losses, our carrying value was reduced to $0. As a result, we no longer record our share of Internet Capital Group’s operating results in our Consolidated Statements of Operations.

         Excluding equity loss attributable to Internet Capital Group, equity income was $0.7 million for the three months ended September 30, 2002, and equity loss was $6.3 million for the nine months ended September 30, 2002 and $13.1 million and $27.5 million for the three and nine months ended September 30, 2001. The decrease is primarily due to discontinuing the recording of equity losses of partner companies whose carrying value was reduced to $0 during 2002.

         Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final.

CompuCom

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue	$414,066	$404,760	$1,167,156	$1,447,757

Cost of Sales	361,529	345,430	1,010,091	1,259,269

	52,537	59,330	157,065	188,488

Other operating expenses	43,633	56,906	135,120	176,972

	8,904	2,424	21,945	11,516

Interest and financing expense, net	27	(455)	(523)	(2,932)

Minority interest	(3,472)	(636)	(8,095)	(2,934)

	5,459	1,333	13,327	5,650

Cumulative effect of change in accounting principle	—	—	425	—

	$5,459	$1,333	$13,752	$5,650

         In November 2001, CompuCom purchased certain assets and assumed certain liabilities associated with ClientLink, which provides high-end technical consulting, development, deployment and maintenance services. In November 2001, CompuCom acquired Northern NEF, Inc. (NNEF), a federal systems integrator and solutions provider, whose services include systems engineering, equipment procurement, software development, integration, test and training as well as related program management support services to various defense and civilian agencies of the federal and state governments and commercial accounts. In July 2001, CompuCom purchased certain assets and assumed certain liabilities of Excell Data Corporation. The net assets acquired were used by Excell primarily in its business of high-end technical applications development, network infrastructure design and deployment and worldwide event technical planning and support.

         Revenue. Revenue, which consists of product revenue and service revenue, increased $9.3 million or 2.3% for the three months ended September 30, 2002 and decreased $280.6 million or 19.4% for the nine months ended September 30, 2002 as compared to the same periods in 2001. Of the total increase for the three months ended September 30, 2002, $0.2 million was attributable to product revenue and $9.1 million attributable to service revenue. Of the total decrease for the nine months ended September 30, 2002, $292.3 million was attributable to product revenue which was partially offset by an increase in service revenue of $11.7 million as compared to the same period in 2001. CompuCom believes demand for its products continues to be hampered by general economic conditions that have resulted in lower demand for personal computer products mainly from its Fortune 1000 client base. Product revenue was negatively impacted by certain clients electing to purchase product directly from manufacturers as well as by increased competition from other direct marketers. The increase in service revenue was primarily due to services directly related to the 2001 acquisitions, partially offset by a decline in field engineering and product-related services.

         Cost of Sales/Gross Margin. Product gross margin for the three and nine months ended September 30, 2002 was 7.8% and 8.4% compared to 9.9% and 9.2% for the same period in 2001. CompuCom believes this decrease is due to an increase in the proportion of lower margin software revenue relative to total product revenue, lower volume incentive dollars from suppliers as well as more aggressive pricing in certain circumstances for both hardware and software revenue. Service gross margin remained decreased for the three and nine months ended September 30, 2002 to 32.6% and 34.7% from 36.5% and 35.4% for the same period in 2001. Compucom attributes this decline primarily as a result of the increase in lower margin services to the federal government.

         Due to economic competitive conditions, CompuCom expects to experience continued pressure on both revenue and gross margin, the result of which may be lower revenue and related gross margin when compared to the comparable prior year period or previous quarter.

         Other Operating Expenses. Other operating expenses decreased 23.3% and 23.6% for the three and nine months ended September 30, 2002 as compared to the same periods in 2001. CompuCom attributes this decrease to its own cost management efforts related to selling and service expenses and general administrative expenses, including personnel related costs and infrastructure costs.

         Interest and Financing Expense, Net. Interest and financing expense decreased for the three and nine months ended September 30, 2002 as compared to the prior year periods. The decrease is primarily due to CompuCom’s continued improvement in management of working capital, lower financing requirements due to the decline in product revenues and the effect of lower effective interest rates.

Reconciling Items

         Corporate Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
General and administrative costs, net	$5,202	$10,309	$15,097	$28,562

Stock-based compensation	853	207	2,774	228

Depreciation and amortization	190	593	868	1,860

Interest expense, net	2,198	4,047	9,716	9,904

Other	14	1,743	20	1,889

	$8,457	$16,899	$28,475	$42,443

         Our general and administrative expenses consist primarily of employee compensation, outside services such as legal, accounting and consulting, and travel-related costs. General and administrative expenses decreased $5.1 million and $13.5 million for the three and nine months ended September 30, 2002 when compared to 2001. The decrease is due to certain cost reduction efforts undertaken during 2001, including reduced compensation and travel-related costs as a result of a reduction in headcount and the reduction in the use of outside consulting services.

         As discussed in Note 10, we issued shares of restricted stock to employees in 2001 and 2002. The value of these shares is recorded as deferred compensation and is recognized as expense on a straight-line basis over the vesting period.

         Interest expense, net, decreased $1.8 million and $0.2 million for the three and nine months ended September 30, 2002 compared to 2001. The decrease is due to the elimination of accretion of the obligation and amortization of the cost of our initial Tellabs forward sale contracts which were settled in March and August 2002, and costs incurred in 2001 associated with our line of credit, partially offset by lower interest rates earned on invested balances.

         Income Taxes. Our consolidated income tax expense recorded for the three and nine months ended September 30, 2002, was $2.2 million and $5.2 million, net of recorded valuation allowance of $9.2 million and $36.8 million. We have recorded a valuation allowance to reduce our deferred tax asset to an amount that is more likely than not to be realized in future years. Our consolidated effective tax rate before valuation allowance increased to 33.8% for the three months ended September 30, 2002 compared to 29.9% for the prior year period. For the nine months ended September 30, 2002 our consolidated effective tax rate before valuation allowance increased to 34.2% compared to 32.7% for the prior year period. This rate differs from the federal statutory rate due to miscellaneous non-deductible expenses.

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

         Proceeds from sales of and distributions from affiliates and sales of available-for-sale and trading securities for the nine months ended September 30, 2002 were $32 million.

         In May 2002, we entered into a credit agreement providing for borrowings, issuances of letters of credit and guarantees of up to $25 million. We occasionally use letters of credit to provide transactional support to our partner companies. This credit facility matures in May 2003 and bears interest at the prime rate for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125% which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to two times any outstanding amounts under the facility. This facility provides us additional flexibility to implement our strategy and support our partner companies. As of September 30, 2002, a guarantee totaling $5 million related to a partner company credit facility was outstanding.

         In August 1999, in order to mitigate our market exposure and generate cash, we entered into a forward sale contract related to 3.4 million shares of our holdings in Tellabs common stock. We pledged these shares of Tellabs under a contract that expires in August 2002 and, in return, received cash. In March 2002, we settled $91 million of the liability entered into in connection with our first hedge of our Tellabs holdings by delivering 2.0 million shares of Tellabs. We settled the remaining liability of $87 million in August 2002 by delivering the remaining 1.4 million shares. These settlements had no impact on our cash balances.

         The transactions we enter into in pursuit of our strategy could impact our liquidity at any point in time. As we seek to acquire technology-related companies, we may be required to expend our cash or incur debt which will decrease our liquidity. Conversely, as we dispose of our interests in companies that are no longer strategic, we may receive proceeds from such sales which could increase our liquidity. From time to time we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.

         Our cash and cash equivalents at September 30, 2002 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for at least the next twelve months, including commitments to our existing affiliates, our current operating plan to acquire interests in new affiliates and our general corporate requirements.

         In May 2001, we consummated a definitive agreement with our former Chairman and CEO, Mr. Musser, under which we loaned him $26.5 million. The loan bears interest at an annual rate of 7% and is payable on demand at any time after January 1, 2003. Mr. Musser granted us security interests in securities and real estate as collateral. Until April 30, 2006, we will have recourse only against the collateral. After April 30, 2006, we will have recourse against Mr. Musser personally, except with respect to certain ongoing compensation to be received by Mr. Musser. We have the right to sell the collateral at any time and apply the net after-tax proceeds from the sales of collateral against amounts outstanding on the loan. The outstanding balance of the loan at September 30, 2002 was approximately $25.3 million. Proceeds received from dispositions of the collateral may not be sufficient to repay the loan in full.

         At September 30, 2002 we have guaranteed $7 million of bank loans and other commitments. We also have committed to guarantee an additional $3 million of bank loans. Additionally, we have committed capital of approximately $52 million, including commitments made in prior years to various affiliates, to be funded over the next several years, including approximately $16 million which is expected to be funded in the next twelve months.

         CompuCom maintains separate, independent financing arrangements, which are non-recourse to us and are secured by certain assets of CompuCom. During recent years, CompuCom has utilized bank financing arrangements and internally generated funds to fund its cash requirements.

         At September 30, 2002, CompuCom has a $25 million working capital facility and a $100 million receivables securitization facility. Consistent with its financing requirements, CompuCom reduced the working capital facility to $25 million in May 2002 and its receivables securitization facility from $125 million to $100 million in August 2002. The working capital facility, which initially had a May 2002 maturity date and was extended to a December 2002 maturity date, is secured by a lien on CompuCom’s assets. CompuCom expects the working capital facility to be renewed prior to its maturity date. Availability under the working capital facility is subject to a borrowing base calculation. As of September 30, 2002, availability under the working capital facility was $25 million. No amounts were outstanding under the working capital facility as of September 30, 2002 and December 31, 2001. Terms of the working capital facility limit the amounts available for capital expenditures and dividends. Within the context of the securitization facility, each certificate is issued from a separate facility, each facility set at $50 million. Amounts outstanding as sold receivables as of September 30, 2002, consisted of two certificates totaling $60 million, one certificate for $10 million which initially had an April 2002 maturity date but has been renewed for three years with an October 2005 maturity date, and one certificate for $50 million with an October 2003 maturity date.

         CompuCom’s liquidity is impacted by the dollar volume of certain manufacturers’ rebate programs. As of September 30, 2002, CompuCom was owed approximately $16 million under these vendor rebate programs as compared to approximately $14 million at December 31, 2001.

         CompuCom’s ability to make distributions to its shareholders is limited by restrictions in CompuCom’s financing agreements and CompuCom’s working capital needs. We do not consider CompuCom’s liquidity to be a source of liquidity to us.

         Net cash provided from operating activities was $30 million for the nine months ended September 30, 2002 compared to $186 million during the same prior year period. The decrease was due to a $202 million decline in cash provided by operating activities at CompuCom, primarily due to changes in accounts receivable and inventory when compared to the prior year periods. This decrease was partially offset by a $63 million tax refund received by the Company in 2002.

         Consolidated working capital decreased to $288 million at September 30, 2002 compared to $349 million at December 31, 2001. This decrease is primarily due to the sale of Palm shares and the decline in the market value of VerticalNet.

         We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

         Our general operations are not capital intensive, and capital expenditures in any year normally will not be significant in relation to our overall financial position. There were no material capital asset purchase commitments at September 30, 2002.

Recent Accounting Pronouncements

         See Note 4 to the Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in companies in the technology industry, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities (except the Tellabs transactions as described in Note 7 to the Consolidated Financial Statements). Based on closing market prices at September 30, 2002, the fair market value of our holdings in public securities was approximately $247 million. A 20% decrease in equity prices would result in an approximate $49 million decrease in the fair value of our publicly traded securities.

         CompuCom is exposed to interest rate risk primarily through its receivables securitization and working capital facilities. CompuCom utilizes these facilities to meet its working capital and other financing needs. At September 30, 2002, the securitization facility had borrowings of approximately $60 million, and there were no borrowings on the working capital facility. If CompuCom’s effective interest rate were to increase by 100 basis points, or 1.00%, CompuCom’s annual interest and financing expense would increase by approximately $0.6 million based on CompuCom’s average balances utilized under its facilities during the nine months ended September 30, 2002. Our share of this increase would be approximately $0.4 million after deduction for minority interest but before income taxes.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of filing date of the quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

(b)	Changes in internal controls: There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

         Litigation Arising Out Of The Initial Public Offering of Opus360 Corporation. On September 24, 2001, plaintiffs filed a consolidated and amended complaint in this litigation described in Item 3 of Safeguard’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”). On October 24, 2001, Safeguard and the other defendants moved to dismiss this complaint for failure to state a claim upon which relief may be granted. On October 2, 2002, the court granted the motion to dismiss filed by Safeguard and CompuCom with respect to the claims under Section 11 and 12 of the Securities Act of 1933. The court also granted the motion to dismiss filed by all defendants due to the absence of any material misstatement or omission in the prospectus and registration statement (without prejudice to repleading within 30 days). On October 30, 2002, plaintiffs served their second amended consolidated class action complaint. The amended complaint does not name Safeguard or CompuCom as defendants and thus there is no pending actions against Safeguard or CompuCom.

         Safeguard Scientifics Securities Litigation. On April 5, 2002, plaintiffs filed a consolidated and amended complaint in this litigation described in Item 3 of Safeguard’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”). On May 23, 2002, the defendants filed a motion to dismiss the consolidated and amended complaint for failure to state claim upon which relief may be granted. On October 24, 2002, the court denied the defendants’ motions to dismiss, holding that, based on the allegations of plaintiffs’ consolidated and amended complaint, dismissal would be inappropriate at this juncture. While the outcome of this litigation is uncertain, we believe that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuit vigorously.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

	10.1(1)	Loan Agreement dated May 10, 2002 by and among Comerica Bank – California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (exhibits omitted)

	99.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1) Filed on August 14, 2002 as an Exhibit to Form 10-Q and incorporated herein by reference

(b)	Reports on Form 8-K.

On August 14, 2002, the Company filed a Current Report on Form 8-K to provide the Statements Under Oath of the Principal Executive Officer and the Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC. (Registrant)

Date: November 14, 2002	/s/ Anthony L. Craig

Anthony L. Craig Chief Executive Officer and President

Date: November 14, 2002	/s/ Christopher J. Davis

Christopher J. Davis Managing Director and Chief Financial Officer

CERTIFICATION

I, Anthony L. Craig, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Safeguard Scientifics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SAFEGUARD SCIENTIFICS, INC.

Date: November 14, 2002	/s/ Anthony L. Craig

Anthony L. Craig Chief Executive Officer

CERTIFICATION

I, Christopher J. Davis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Safeguard Scientifics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SAFEGUARD SCIENTIFICS, INC

Date: November 14, 2002	/s/ Christopher J. Davis

Christopher J. Davis Chief Financial Officer