Form 10-K
period 2002-12-31
SAFEGUARD SCIENTIFICS INC ET AL
filed 2003-03-21
CIK 86115

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2002 was $232,786,266. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers and directors of Registrant on June 30, 2002, and (b) each stockholder that has informed Registrant by June 30, 2002 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

     The number of shares outstanding of the Registrant’s Common Stock, as of March 12, 2003 was 119,314,372.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Part I.
Item 1. Business
PART II.
INDEPENDENT AUDITORS’ REPORT
STATEMENT OF MANAGEMENT’S FINANCIAL RESPONSIBILITY
PART III
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
CERTIFICATION
CERTIFICATION
SIGNATURES
DSU PROGRAMS
AMENDMENT NO. 1, ASSOC. EQUITY COMPENSATION PLAN
FORM OF LETTER AGREEMENT DATED JANUARY 1, 2003
LETTER AGREEMENT DATED JANUARY 1, 2003
LIST OF SUBSIDIARIES
CONSENT OF KPMG LLP
CERTIFICATION PURSUANT TO 18 U.S.C.
CERTIFICATION PURSUANT TO 18 U.S.C.

[This Page Intentionally Left Blank]

SAFEGUARD SCIENTIFICS, INC.

FORM 10-K
DECEMBER 31, 2002

Part I.

Item 1.	Business

Business Overview

      Safeguard is an operating company that seeks to create long-term value by taking controlling interests in and developing its companies through superior operations and management. Currently, Safeguard has acquired and operates businesses that provide business decision and life science software-based product and service solutions that have reached the “time-to-volume” stage of development. Time-to-volume is the process of building an efficient company around a commercially viable product with distribution channels, sales and marketing organization, and a corporate infrastructure that has the capability to grow rapidly and achieve market success. Safeguard’s existing strategic subsidiaries focus on one or more of the following vertical markets: financial services, healthcare and pharmaceutical, manufacturing, retail and distribution, and telecommunications. Safeguard may acquire other time-to-volume technology companies complementary to its existing companies and markets. Safeguard also owns a number of legacy companies. Safeguard was incorporated in Pennsylvania in 1953. Safeguard’s business is subject to many risks. See “Factors That May Affect Results” in Item 7 of this Annual Report on Form 10-K.

2002 Significant Activities

      During 2002, Safeguard focused on acquiring and developing business and IT services companies, which possess positive and recurring cash flow opportunities, as well as the potential for growth and operational improvement. In December 2002, Safeguard acquired 100% of Alliance Consulting, an IT consulting firm that architects and implements digital enterprise strategies for its clients by building and integrating information technology across every line of business. Safeguard merged two of its existing wholly owned IT services firms, aligne Strategy and Lever8 Solutions, into Alliance to create a business that generated, in the aggregate, $109 million of revenues in 2002. Alliance has a unique “assemble-to-order” business model that leverages its talent base efficiently while being directly responsive to its customers’ complex needs. Alliance’s high-value digital intelligence capability complements and enhances our existing software companies and will complement and enhance software companies that will be acquired in the future.

      During 2002, Safeguard also focused on acquiring additional equity interests in each of its operating companies with compelling technology and growth potential in the time-to-volume stage of development. Safeguard obtained majority ownership positions in ChromaVision and Mantas and increased its majority positions in SOTAS and Agari Mediaware.

•	ChromaVision provides a patented software-based microscope imaging system, ACIS® or automated cellular imaging system, which aids pathologists in the analysis of various diseases and conditions. ACIS® uses a proprietary integrated, analytic software solution based on complex algorithms. Many of the top clinical laboratories, hospitals, university medical centers and biopharmaceutical companies in the United States and Europe have adopted ChromaVision’s technology.

•	Mantas provides behavior detection software that banks, brokerage firms and other financial services firms currently use to detect potentially suspicious behavior in anti-money laundering and compliance management. The Mantas platform can analyze billions of accounts and transactions, all in context of one another, in order to identify suspicious activities that need further review.

•	SOTAS provides solutions to wireline and mobile communications service providers. SOTAS combines enabling core technology, that mines and offers universal access to proprietary data from communications networks and other data sources, with applications in three product lines: (1) Operations Management, such as Quality of Service, Traffic Management and Best Value Routing; (2) Revenue Management, which includes Billing Verification, Margin Analysis and Customer Management; and (3) Security Management, such as Fraud Management and VPN Management.

•	Agari Mediaware provides content application integration (CAI) software that helps media and entertainment, broadcast, publishing and government organizations leverage the use of their digitally encoded rich media content investments. Agari has recently signed a strategic partnership agreement with IBM. Agari’s Media Bus software integrates the legacy applications that create, manage, and distribute content. Integration enables Agari’s customers to access and use content across departments, divisions, or companies regardless of repository.

      During 2002, Safeguard disposed of certain non-strategic or slow growth assets. These dispositions included companies and private equity funds, as well as the real estate and improvements comprising the Safeguard corporate campus. During 2002, Safeguard also reduced its commitments to certain private equity funds.

2003 Anticipated Activities

      In 2003, Safeguard intends to focus its resources on the operations of its majority owned strategic subsidiaries, Alliance Consulting, ChromaVision, Mantas, Sotas and Agari, to pursue additional market penetration, revenue growth, cash flow improvement, and long-term value growth. In addition, Safeguard will continue to seek to acquire companies in their time-to-volume stage of development, particularly in the diagnostic and decision solutions for business and life sciences, that focus on one or more of the vertical markets served by Safeguard’s existing strategic subsidiaries (financial services, healthcare and pharmaceutical, manufacturing, retail and distribution, and telecommunications). Diagnostic and decision solutions can be defined as complex software-based systems and services that deliver specialized information, which is the basis for decisions by domain experts in addressing critical business issues. Safeguard anticipates that any new acquisitions will involve majority interests in companies that are either in the business decision or life sciences solutions sectors or are complementary to Safeguard’s existing strategic subsidiaries. Safeguard has no intention of investing in additional private equity funds and may seek to reduce its ownership interest in, and its commitments to, the funds it currently holds.

      In general, Safeguard intends to own companies as long as it believes that it can leverage its resources to create superior growth opportunities for the company and create value for Safeguard and its shareholders. Safeguard will then consider divesting the company and redeploying the capital realized to fund its other business activities or to pursue other acquisition and development opportunities. To the extent Safeguard believes a company does not fit in its strategy and/or is under performing, Safeguard will consider continuing to provide operation and management support and possibly funding to achieve an appropriate value prior to pursuing a monetization transaction. Consistent with that strategy, during 2003, Safeguard will continue to assess its companies, looking at the strategy of each company, its fit within Safeguard’s strategic focus and its opportunity for growth and may during the course of the year dispose of additional companies and funds.

      Safeguard sees a growing market for companies that offer diagnostic and decision solutions in business and life sciences in a variety of vertical markets. Currently, Safeguard is strategically and operationally engaged in growing the following businesses: Alliance Consulting, Agari Mediaware, ChromaVision, Mantas and SOTAS. Alliance Consulting has a proven track record in architecting, building, and delivering solutions for the Fortune 2000 market using an advanced project delivery methodology. Alliance has deep domain expertise in the pharmaceutical, financial services and manufacturing, retail and distribution industries. ChromaVision, Mantas and SOTAS all use complex algorithms to provide comprehensive, specialized information yielding the basis of actionable decisions for domain experts. These companies are focused in the healthcare and pharmaceutical, financial services, manufacturing, retail and distribution, and telecommunication industries. Safeguard believes focusing on diagnostic and decision solutions will provide value for our shareholders and during 2003, Safeguard intends to pursue other acquisition opportunities in this area.

Development of Time-to-Volume Companies

The Challenges

      Once a company has a viable product, often as evidenced by initial sales to key customers, the investment of capital, management and operational expertise will allow it to become a viable company capable of achieving market success and significant value for Safeguard. Safeguard will make such investments in its companies with the ultimate goal of making the company a market leader in its relevant industry sector by assisting the company in addressing the following challenges.

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

Our Solution and Strategy

      Safeguard provides the resources to address the challenges facing our companies and enables these companies to capitalize on their potential opportunities. We provide capital, management and operational expertise. We believe that our experience in developing and operating technology companies enables us to identify and attract companies with the greatest potential for success and to assist these companies to become market leaders and create value for Safeguard and its shareholders.

      We provide a full range of operational and management services to each of our companies through dedicated teams of Safeguard professionals. Each team has expertise in the areas of business and technology strategy, sales and marketing, operations, finance and legal and transactional support and provides hands-on assistance to the management of the company in support of its growth. Each team is responsible for all elements of the acquisition and development of our companies, providing consistency to the relationship between Safeguard and the company.

      Our post-acquisition process for enhancing the value of our companies consists of planning, management and operational support.

      Planning. Once we acquire a company, we take an active role in its strategic direction, providing management and operational support. Through our experience in developing and operating technology companies, we have developed a methodology for accelerating our companies’ successes. Prior to closing an acquisition, we begin to work with a prospective company to:

•	define its near term strategic goals;

•	identify the key milestones to reaching these goals;

•	identify the challenges and operational improvements required to reach these goals;

•	identify the business measurements that will be applied by Safeguard and the markets to measure its success; and

•	identify potential synergies with Safeguard’s network of companies.

      We conduct a needs assessment to determine the nature and timing of the resources required to help the company achieve its goals. We then either provide the company with appropriate services and support from within Safeguard and its network or help them identify and negotiate to obtain these services from third-party suppliers or strategic partners. We help our companies measure their progress and continually reassess their objectives and requirements. By helping our companies’ management teams remain focused on their critical objectives, we believe we are able to significantly accelerate their development and success.

      We engage in an ongoing planning and assessment process. Through our involvement and engagement in the developing activities of these companies, seasoned Safeguard executives provide mentoring, advice and guidance to develop the management strength of our companies. Safeguard executives serve on the board of directors of each of our companies and work with them to develop their annual strategic and operating plan. Achievement of the annual plan is monitored through monthly reporting of performance measurements and financial results.

     Management and Operational Support

      We provide management and operational support to our companies. These services provide our companies with significant competitive advantages in competing in their individual markets. The resources our companies draw upon to accelerate their development include the following:

      Management. Safeguard senior management provides active guidance to companies. In addition, through our network, we have access to entrepreneurial and operational talent that is frequently called upon to serve on the board of directors or advisory boards of our companies, or in temporary executive capacities during the development of a company. We also can assist a company to respond to temporary demands for additional highly qualified personnel through our consulting and service companies.

      Marketing. We provide our companies with strategic guidance regarding market positioning, product launch and marketing and public relations. Insights concerning market position are obtained from our internal research and trend analysis and the collective intelligence of the companies within our network.

      Business Development. Our business and professional partners offer assistance in identifying, evaluating, structuring and negotiating joint ventures, strategic alliances, joint marketing agreements, distribution channel arrangements, acquisitions and other corporate transactions. In addition, we offer our companies a variety of services designed to reduce their operating costs, enable them to focus on product development and marketing and accelerate their time-to-volume stage of development.

      Emerging Technology. Our history as a developer of technology companies provides us with ample resources to support the technology development of a new company. We and our companies may call upon our service providers to perform strategic and operational technology assessments and to provide support for the commercialization of technology solutions. Through our network, we are also able to identify and provide preferred access to complementary technologies and promote strategic partnerships with technology leaders.

      Legal and Financial. In addition to the business partner responsible for the acquisition and overall development of each partner company, we assign a financial and legal partner to each new company. These professional partners are involved in the due diligence preceding the acquisition and are responsible for assessing financial and legal issues, including the recommendation of best practices within their areas of expertise. The expertise of dedicated professional partners remains available to our companies when they are seeking to execute major corporate or other financial transactions.

Safeguard Companies

      The following tables provide a summary of our companies in our three principal areas. Our ownership positions in the following tables have been calculated as of March 12, 2003 and reflect the percentage of the vote that we are entitled to cast based on the issued and outstanding voting securities of each company, excluding the effect of options, warrants and convertible debt. Our ownership percentage assumes the purchase by Safeguard of equity securities upon satisfaction or waiver of all company funding conditions. These ownership percentages may reflect the impact of special voting rights held by Safeguard. Where a material difference exists between voting ownership positions and economic ownership positions as a result of special voting rights, the table indicates such differences. Safeguard’s ownership position may be entitled to, or may be subject to, preferential liquidation and dividend rights of outstanding preferential securities issued by the companies. Safeguard continually assesses its companies looking at the strategy of a company, its fit in Safeguard’s strategy and the opportunity for growth.

Strategic Initiative Companies

		% Owned By
Company	Description of Business	Safeguard

Alliance Consulting (www.alliance-consulting.com)	Alliance Consulting architects and implements digital enterprise strategies for its clients by integrating Information Technology across every line of business. Alliance’s Assemble-to-Order Engagement TeamTM approach builds quality project teams that deliver projects on time and within budget. The company serves eight major markets across the United States.	100%

Agari Mediaware (www.agarimediaware.com)	Agari Mediaware, Inc. creates content application integration (CAI) software that helps companies increase return on content investments by better leveraging the investments they have made in digital content. Agari’s distributed Media Bus software integrates the legacy applications that create, manage, and distribute content. Integration enables Agari’s customers to access and use content across departments, divisions, or companies regardless of repository — digital asset management, content management, post-production, etc. In addition, it enables all employees to access departmental applications such as content transformation or rights databases. Media Bus integrates non-intrusively, without requiring any changes to existing systems or disrupting existing business processes.	70%

		% Owned By
Company	Description of Business	Safeguard

ChromaVision Medical Systems (NASDAQ: CVSN) (www.chromavision.com)	ChromaVision Medical Systems, Inc., develops innovative medical systems to improve anatomic pathology diagnostics through accuracy, standardization and quantitation. ChromaVision’s ACIS® or automated cellular imaging system is a unique patented technology that detects, counts and classifies cells of clinical interest based on color, size and shape to assist pathologists in making critical medical decisions. Peer-reviewed clinical data and publications have demonstrated that the ACIS digital microscope and proprietary software can considerably improve accuracy and consistency over other methods of laboratory testing. ChromaVision’s mission is to improve the quality and reduce the cost of patient care, and speed drug discovery. Many of the top clinical laboratories, hospitals, university medical centers and biopharmaceutical companies in the United States and Europe have adopted the company’s technology.	56% 62% **

Mantas (www.mantas.com)	Mantas provides behavior detection technology that banks, brokerage firms and other financial services firms currently use to detect potentially suspicious behavior in anti-money laundering and compliance management. Its new Broker Surveillance Monitor product will address “mutual fund breakpoints” to help ensure clients are being charged the correct amount for mutual fund purchases. All Mantas products are based on its Behavior Detection Platform that encompasses proprietary techniques such as Link Analysis and Sequence Matching to detect potentially troubling actions. The Mantas platform can analyze billions of accounts and transactions, all in context of one another, in order to identify suspicious activities that need further review. While the nature of Mantas solutions and its contracts preclude listing clients by name, its current client base includes many of the best-known brands in the financial services industry.	63%

		% Owned By
Company	Description of Business	Safeguard

SOTAS (www.sotas.com)	SOTAS is a software technology company, providing solutions to wireline and mobile Communications Service Providers. The company delivers business real-time information that allows customers to take immediate action with a portfolio of Business Assurance Solutions. SOTAS combines enabling core technology, that mines and offers universal access to proprietary data from communications networks and other data sources, with applications in three product lines: (1) Operations Management, such as Quality of Service, Traffic Management and Best Value Routing; (2) Revenue Management, which includes Billing Verification, Margin Analysis and Customer Management; and (3) Security Management, such as Fraud Management and VPN Management. BellSouth, Verizon, TELUS and WorldCom are just a few of the customers that are using SOTAS business assurance solutions today.	75%

Legacy

Public

		% Owned By
Company	Description of Business	Safeguard

DocuCorp International (NASDAQ:DOCC) (www.docucorp.com)	DocuCorp is the authority in providing dynamic solutions for acquiring, managing, personalizing and presenting enterprise information. Servicing the entire enterprise information lifecycle, DocuCorp’s information application software, application service provider (ASP) hosting and professional consulting services enable companies to implement solutions in-house or fully outsource to DocuCorp. The company has an installed base of more than 1,200 customers, including many of the largest insurance, utility and financial services organizations.	21%

eMerge Interactive (NASDAQ:EMRG) (www.emergeinteractive.com)	eMerge Interactive, Inc. is a technology company providing individual-animal tracking, food-safety and supply- procurement services to the beef production industry. The company’s individual-animal tracking technologies include CattleLogTM, an exclusive data-collection and reporting system that enables beef-verification and branding. The company’s food-safety technologies include VerifEYETM, a meat-inspection system that was developed and patented by scientists at Iowa State University and the Agricultural Research Service of the USDA for which eMerge Interactive holds exclusive rights to its commercialization.	16%

		% Owned By
Company	Description of Business	Safeguard

Internet Capital Group, Inc. (NASDAQ: ICGE) (www.internetcapital.com)	Internet Capital Group, Inc. is an Internet company actively engaged in business-to-business e-commerce through a network of partner companies. The company’s primary goal is to build companies that can obtain number one or number two positions in their respective markets by delivering software and services to help businesses increase efficiency and reduce costs. It provides operational assistance, capital support, industry expertise, and a strategic network of business relationships intended to maximize the long-term market potential of its companies. Internet Capital Group is headquartered in Wayne, PA.	13%

Pac-West Telecomm, Inc. (NASDAQ: PACW) (www.pacwest.com)	Pac-West Telecomm, Inc. is a provider of integrated communications services throughout the western U.S. Pac- West supplies Internet infrastructure and broadband services to Internet service providers (ISPs), and integrated voice, data and Internet services to small and medium-sized businesses. The company currently has operations in California, Nevada, Washington, Colorado, Arizona and Oregon.	7%

Sanchez Computer Associates (NASDAQ:SCAI) (www.sanchez.com)	Sanchez Computer Associates Inc. is a global leader in developing and marketing scalable and integrated software and services that provide banking, customer integration, brokerage, wealth management and outsourcing solutions to approximately 400 financial institutions in 21 countries. Sanchez corporate headquarters are located in Malvern, PA. The company’s outsourcing data and operations service center, Sanchez Data Systems Inc., is located in Seven Fields, PA. On July 3, 2002, Sanchez completed its acquisition of Spectra Securities Software Inc., of Toronto, Canada, a leading provider of comprehensive wealth management solutions. Spectra and its products now carry the Sanchez brand and operate as the company’s wealth management division.	24%

Tangram NASDAQ: TESI (www.tangram.com)	Tangram Enterprise Solutions, Inc. is a leading provider of IT asset management solutions for large and midsize organizations across all industries, in both domestic and international markets. Tangram’s core business strategy and operating philosophy center on delivering world-class customer care, creating a more personal and productive IT asset management experience through a phased solution implementation, providing tailored solutions that support evolving customer needs, and maintaining a leading-edge technical position. Today, Tangram’s solutions manage more than 2 million workstations, servers, and other related assets.	58%

Private

		% Owned By
Company	Description of Business	Safeguard

Kanbay (www.kanbay.com)	Kanbay is a global business and technology integrator, addressing complex business issues with customized legacy-to-Web solutions. Most Kanbay clients are in insurance, banking and lending, securities and investments, or credit card services. Since 1989, clients have benefited from Kanbay’s blend of local, regional, and offshore resources, enjoying high-quality deliverables, mitigated project risk, and significant cost-effectiveness.	30% 23%*

NexTone (www.nextone.com)	Powering the Virtual Central Office, NexTone Communications is a leading provider of session controllers for service providers and carriers. NexTone’s Multiprotocol Signaling Switch and Multiprotocol Session Controller allow service providers and carriers to interconnect their voice networks in the most simple and cost effective way.	30%

Pacific Title and Arts Studio (www.pactitle.com)	Pacific Title and Arts Studio, Inc., founded in 1919, is a leader in feature film post production services in Hollywood, CA. Services provided to the major studios include both digitally and optically prepared main titles, credits, trailers, 2D and 3D special effects, film scanning and recording, subtitling, film lab services and title design.	84%

Protura Wireless (www.proturawireless.com)	Protura Wireless has developed patent-pending technology that makes it possible for cellular manufacturers to switch from cumbersome external antennas to Protura internal antennas without losing performance. Protura’s antennas also allow manufacturers to operate on multiple bands while still using one antenna. Protura’s technology allows antennas to be close to the board components without sacrificing performance so that manufacturers can make smaller, sleeker phones.	56%

		% Owned By
Company	Description of Business	Safeguard

REALTIME MEDIA (www.realtimemedia.com)	REALTIME MEDIA is a full-service online relationship marketing company that uses innovative promotional techniques to deliver awareness, acquisition, activation, and retention solutions for a wide variety of clients including members of the Fortune 100. REALTIME MEDIA was originally formed to be an Internet promotional services company and is recognized as an industry pioneer in online promotions, instant-win, and sweepstakes technologies. The company has evolved from a product promotions company to a full solutions provider for attracting and keeping customers for leading brands and businesses. These solutions include media, promotional tactic(s), and back end database and reporting components that deliver measurable business results specifically against the client’s objectives.	9%

QuestOne (www.questone.com)	QuestOne Decision Sciences Corporation is a decision sciences company whose technology enables complex organizations to dramatically improve their ability to predict financial outcomes of proposed product life-cycle management (PLM) actions. Unlike all other PLM methods, QuestOne’s breakthrough technology quantifies the interrelationships of cash, capacity, and time-the true drivers of product lifecycle performance.	33%

Zer0to5ive (www.zer0to5ive.com)	Zer0to5ive is a marketing and communications firm that specializes in developing and executing brand and market strategies for technology companies, products and services. The core of the company’s offering is the Zer0to5ive Roadmap — a research-based methodology that identifies areas of market opportunity and brand development, and translates those findings into actionable marketing tactics. Founded in 1999, Zer0to5ive has offices in New York, Wayne, PA, Pittsburgh and San Francisco, and has worked with over 50 public and private companies to maximize their marketing potential.	33%

Private Equity Funds

% Owned By
Company	Description of Business	Safeguard

Following is a list of the private equity funds, which we participate in managing:

TL Ventures (5 funds)
SCP Private Equity Partners   (2 funds)
Pennsylvania Early Stage Partners   (2 funds)
EnerTech Capital Partners (2 funds)	Safeguard continues to review its investing posture with respect to private equity funds. During 2002, Safeguard sold its interests in three off-campus private equity funds. Safeguard continues to participate in the management of 11 private equity funds, which have total capital committed or invested of more than $2.6 billion. Also, Safeguard is a limited partner in three other private equity funds, which have total capital committed of approximately $0.4 billion. During 2002, Safeguard completed a total of $16 million in follow-on funding of private equity funds.

CompuCom

CompuCom Systems (NASDAQ:CMPC) (www.compucom.com)	CompuCom Systems, Inc., headquartered in Dallas, Texas, is a leading provider of IT outsourcing, technology procurement and systems integration services. CompuCom’s clients include Fortune 1000 enterprises, vertical industry leaders, major technology equipment providers, leading edge systems integrators and wireless technology providers. CompuCom leverages people, process and technology to offer best-in-class solutions that enable, optimize and operate the digital technology infrastructure.	59% 52%*

*	Reflects Safeguard’s ownership percentage excluding any super voting provisions or the exercise of outstanding warrants and options.

**	Includes the acquisition of 4,646,408 shares of ChromaVision common stock in February 2003.

Creation of Shareholder Value

      Our principal mission is to create long-term shareholder value. In general, Safeguard intends to own companies as long as it believes that the business of the company is within Safeguard’s strategic focus and Safeguard can leverage its resources to achieve superior revenue, cash-flow and value growth from the company’s activities. If Safeguard believes that a company fits Safeguard’s strategic focus and is capable of generating significant cash flow, Safeguard may seek to acquire at least 80% of the equity interests in the company to allow Safeguard efficient access to the cash flow. When a company no longer meets Safeguard’s criteria for value creation, Safeguard will consider divesting the company and redeploying the capital realized in other acquisition and development opportunities. Safeguard may achieve liquidity events from its companies through a number of means, including sales of the entire company, sales of Safeguard’s interest in the company, which in the case of Safeguard’s public companies may include sales in the open market or in privately negotiated sales, and public offerings of the company’s securities.

COMPUCOM

      CompuCom Systems, Inc. (Nasdaq: CMPC) is a leading provider of full life-cycle information technology (“IT”) solutions to large and medium-sized organizations throughout the United States. CompuCom offers its clients a single-source for procuring, deploying, managing and supporting complex computing environments. Through its comprehensive portfolio of service and products offerings, CompuCom helps clients reduce the costs, complexities, obstacles and risks associated with new technology adoption and acquisition, operational transition and on-going management of their information systems.

      These services include: platform, system, and application design, development and integration; desktop, help desk, application, and network operations outsourcing; and other IT solutions such as mobile and wireless services, enterprise and network security, enterprise storage, engineering services, and event technical management. Combining these services with CompuCom’s ability to provide technology products, including complex imaging and configuration, and product acquisition services, CompuCom simplifies the selection, acquisition, deployment, implementation and ongoing management processes of clients’ information systems.

      In 2002 CompuCom completed its 16th consecutive profitable year. Revenue declined when compared to 2001, primarily as a result of economic conditions and competitive pressure in CompuCom’s product business. However, CompuCom achieved revenue growth in its services business and service gross margin dollars accounted for approximately half of total gross margin dollars, the highest level in CompuCom’s history. CompuCom also continued its ongoing focus on streamlining its operations and processes, reducing its operating and financing expense by almost $57 million when compared to 2001 and further strengthening its balance sheet, ending the year with $128 million in cash.

      CompuCom’s strategy incorporates an emphasis on four key components: increasing IT services revenues; improving service delivery quality; strengthening balance sheet performance; and improving operating expense management. CompuCom’s strategy to increase IT services revenues is to focus on the growth of its services business internally as well as through strategic acquisitions and alliances. CompuCom expects to experience continued pressure in its product business, as major manufacturers expand their plans to market and distribute products directly to CompuCom’s clients and as direct marketers’ efforts to sell to the Fortune 1000 companies intensify. In addition, general economic conditions remain soft. CompuCom believes these factors may result in lower product revenue and product gross margin dollars in the future. CompuCom believes that future profitability will depend on a number of factors, including CompuCom’s ability to: focus on and grow its service business profitably; attract and retain quality services personnel while effectively managing the utilization of those personnel; respond to increased competition from its suppliers’ direct selling initiatives; and control operating expense. In addition, future profitability will also depend on overall improvement in the economy, CompuCom’s ability to effectively manage inventory levels in response to changes in major suppliers’ price protection and return programs, product demand, competition, manufacturer product availability and pricing strategies, and effective utilization of vendor programs.

      CompuCom defines its operations as two distinct businesses — 1) sales of technology products, which primarily consist of desktop, networking, storage, and mobile computing products, as well as peripherals and software-related products and licenses and 2) services, which is primarily derived from application design, development and maintenance; all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/ WAN network outsourcing; and other IT services such as configuration, asset tracking, software management, mobile computing services, IT consulting, training, staff augmentation, and services provided to support certain manufacturers’ direct fulfillment initiatives.

      CompuCom’s product sales accounted for 75% of Safeguard’s total net sales in 2002, compared to 80% in 2001 and 88% in 2000. CompuCom’s services sales accounted for 18% of Safeguard’s total net sales in 2002, compared to 15% in 2001 and 10% in 2000. Backlog is not considered to be a meaningful indicator of CompuCom’s future business prospects due to the short order fulfillment cycle. Large corporate businesses accounted for the majority of CompuCom’s net sales in 2002. However, no one customer accounted for more than 10% sales in either products or services. Sales of HP and IBM products accounted for approximately 38% and 21%, respectively, of CompuCom’s 2002 product revenues compared to 45% and 20%, respectively, in 2001 and 50% and 26%, respectively, in 2000. Sales of HP products include sales of Companq, whose acquisition by HP was completed in May 2002.

      CompuCom’s business depends on its relationship with key vendors. A substantial portion of CompuCom’s revenues is derived from sales of hardware and software, including HP and IBM personal computer products. During 2002, sales of products from these two suppliers represented 59% of CompuCom’s total revenues. In addition, a portion of the services CompuCom provides is directly related to the sales of these products. CompuCom’s agreements with these vendors contain provisions that provide for periodic renewals and permit termination by the vendor without cause, generally upon 30 to 90 days notice. In addition,

CompuCom’s product business is dependent upon pricing and related terms, product availability and dealer authorizations, including the ability to provide warranty service, offered by its major vendors. A material adverse effect on CompuCom’s business would occur if a supply agreement with a key vendor was materially revised, not renewed or terminated, if the supply of products was insufficient or interrupted, or if CompuCom was no longer allowed to provide warranty service for the vendor.

      CompuCom’s industry is characterized by intense competition, primarily in the areas of price, product availability and breadth of services and product line. Many established original equipment manufacturers (including some of CompuCom’s vendors), direct marketers, distributors, systems integrators and resellers of desktop or networking products compete with CompuCom in the configuration and distribution of computer systems and equipment. Some of these competitors have a pricing advantage over companies such as CompuCom. In response to this increased competition, some of CompuCom’s competitors have sought to increase market share through acquisitions. CompuCom expects this consolidation will continue in 2003. CompuCom also expects the major manufacturers of the products CompuCom sells will continue to pursue a more direct selling model. In the highly fragmented IT services business, CompuCom competes with several larger IT service providers (including some of CompuCom’s vendors) in addition to other smaller computer services companies. Some of these competitors have financial, technical, sales, marketing and other resources that are substantially greater than CompuCom’s. As a result of these factors, CompuCom may face fewer but larger and better-financed competitors, possibly resulting in a reduction of both revenue and gross margin dollars.

      If CompuCom uses its stock for acquisitions or if some other dilutive event were to occur, Safeguard’s voting interest in CompuCom could be diluted below 50%, in which event Safeguard would no longer consolidate CompuCom’s financial results under current generally accepted accounting principles in the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — General.”

      CompuCom employed approximately 3,437 full-time employees as of December 31, 2002.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

      Information on net sales, net income and assets employed for each operating segment of Safeguard’s business for the three-year period ended December 31, 2002 is contained in Note 19 to the Consolidated Financial Statements.

OTHER INFORMATION

      Export sales in each segment for the three-year period ended December 31, 2002 were less than 5% of the segment’s total sales in each of those years. Backlog is not considered to be a meaningful indication of future business prospects for any of the Company’s operating segments.

      The operations of Safeguard and its companies are subject to environmental laws and regulations. Safeguard does not believe that expenditures relating to those laws and regulations will have a material adverse effect on the business, financial condition or results of operations of Safeguard.

EMPLOYEES

      At December 31, 2002, Safeguard and its consolidated subsidiaries have approximately 4,614 employees, of which CompuCom employs approximately 74%. Safeguard believes relations with employees are good.

EXECUTIVE OFFICERS

      Information about Safeguard’s executive officers can be found in Part III of this report under “Item 10. Directors and Executive Officers of Registrant.”

AVAILABLE INFORMATION

      All periodic and current reports, registration statements, and other filings that the Company is required to file with the Securities and Exchange Commission (“SEC”), including the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available through the Company’s Internet website at http://www.safeguard.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. The Company’s Form 10-Q for the third quarter of 2002 and its Form 8-K filed in November 2002 were timely filed with the SEC and posted to the Company’s website on December 6, 2002. The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

      The public may also read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC; the address of that site is http://www.sec.gov.

Item 2.	Properties

      Safeguard’s corporate headquarters and administrative offices in Wayne, Pennsylvania contain approximately 31,000 square feet of office space in one building. In October 2002, Safeguard sold this facility along with the office park in which our corporate headquarters and administrative offices are located. Safeguard leased back its corporate headquarters for a seven-year term with one five-year renewal option. Additionally, we lease approximately 3,300 square feet of office space in Boston, Massachusetts. The lease expires in June 2005 with two six-month renewal options. In June 2002, we closed our office facility in Palo Alto, California. Our companies have various facilities throughout the United States, and they believe they can readily obtain additional facilities as needed to support their anticipated needs.

      CompuCom’s executive and administrative facility in Dallas, Texas contains approximately 250,000 square feet of office space in two buildings on 20 acres. In 1999, CompuCom sold this facility and leased it back for a 20-year term with two five-year renewal options. CompuCom leases two floors totaling 42,500 square feet of office space in Mason, Ohio, which houses one of its two client assistance centers. The lease expires July 2005 with a five-year renewal option. As part of the first quarter 2000 restructuring plan, CompuCom consolidated operations to one floor. CompuCom leases distribution, integration and configuration services in New Jersey. Effective August 1, 2001 CompuCom exercised its option to extend the term of the lease for an additional three years, until July 31, 2004. In September 2002, CompuCom terminated its lease for its second facility in New Jersey and in July 2001, CompuCom closed its warehouse space in North Carolina and exercised its early termination right effective March 2003.

Item 3.	Legal Proceedings

Litigation Arising Out Of The Initial Public Offering of Opus360 Corporation

      Beginning in April 2001, the Company, CompuCom Systems, Inc., a Company affiliate, and a former officer of Safeguard who served as a Director of Opus360 Corporation, were named in putative class actions filed in federal court in New York. The plaintiffs alleged material misrepresentations and/or omissions in connection with the initial public offering of Opus360 Corporation stock on April 7, 2000.

      On October 2, 2002, the court granted the motion to dismiss filed by Safeguard and CompuCom with respect to the claims under Section 11 and 12 of the Securities Act of 1933. The court also granted the motion to dismiss filed by all defendants due to the absence of any material misstatement or omission in the prospectus and registration statement (without prejudice to repleading within 30 days). On October 30, 2002, plaintiffs served their second amended consolidated class action complaint. The amended complaint does not name Safeguard or CompuCom as defendants and thus there are no pending actions against Safeguard or

CompuCom. It remains unclear whether plaintiffs will seek to appeal the dismissal of their claims against Safeguard and CompuCom at the conclusion of the still-pending action against the remaining defendants.

Safeguard Scientifics Securities Litigation

      On June 26, 2001, the Company and Warren V. Musser, the Company’s former Chairman, were named as defendants in a putative class action filed in federal court in Philadelphia. Plaintiffs allege that defendants failed to disclose that Mr. Musser had pledged some or all of his Safeguard stock as collateral to secure margin trading in his personal brokerage accounts. Plaintiffs allege that defendants’ failure to disclose the pledge, along with their failure to disclose several margin calls, a loan to Mr. Musser, the guarantee of certain margin debt and the consequences thereof on Safeguard’s stock price, violated the federal securities laws. Plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

      On August 17, 2001, a second putative class action was filed against the Company and Mr. Musser asserting claims similar to those brought in the first proceeding. In addition, plaintiffs in the second case allege that the defendants failed to disclose possible or actual manipulative aftermarket trading in the securities of Safeguard’s companies, the impact of competition on prospects for one or more of Safeguard’s companies and the Company’s lack of a superior business plan.

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

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

PART II.

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock is listed on the New York Stock Exchange (Symbol: SFE). The high and low sale prices reported within each quarter of 2002 and 2001 are as follows:

	High	Low

Fiscal year 2002:
First quarter	$4.47	$2.60
Second quarter	3.29	1.59
Third quarter	2.01	1.11
Fourth quarter	2.35	0.86
Fiscal year 2001:
First quarter	$12.81	$4.60
Second quarter	7.23	3.35
Third quarter	5.00	1.55
Fourth quarter	4.65	1.71

      The high and low sale prices reported in 2003 through March 12 were $1.80 and $1.16, respectively, and the last sale price reported on March 12, 2003, was $1.21. No cash dividends have been declared in any of the years presented, and the Company has no present intention to declare cash dividends.

      As of March 12, 2003 there were approximately 77,400 beneficial holders of the Company’s common stock.

Sale of Unregistered Securities

      NONE

Item 6.	Selected Consolidated Financial Data

      The following table sets forth our selected consolidated financial information for the five years in the period ended December 31, 2002. The selected consolidated financial data presented below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included in this report. The historical results presented herein may not be indicative of future results.

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$254,779	$298,095	$133,201	$49,813	$6,257
Short-term investments	9,986	—	51,230	—	—
Restricted cash	3,634	8,033	35,000	—	—
Working capital	242,146	349,444	313,825	133,839	251,991
Total assets	868,666	1,192,263	1,648,259	1,499,879	1,068,690
Long-term debt	932	19,599	13,422	13,944	204,271
Capital leases	1,066	539	71	588	773
Other long-term liabilities	14,032	11,579	164,765	175,611	1,317
Convertible subordinated notes	200,000	200,000	200,000	200,000	71,345
Total shareholders’ equity	272,273	418,676	904,437	574,701	342,859

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands except per share amounts)
Consolidated Statements of Operations Data:
Revenue
Product sales	$1,289,353	$1,552,999	$2,457,572	$2,661,498	$2,022,131
Service sales	372,132	345,606	291,355	318,834	280,178
Other	24,069	27,063	22,299	13,912	11,949

Total revenue	1,685,554	1,925,668	2,771,226	2,994,244	2,314,258

Operating Expenses
Cost of sales — product	1,168,948	1,392,845	2,257,624	2,434,068	1,813,282
Cost of sales — service	241,150	224,556	184,218	207,208	185,561
Selling and service	131,308	144,047	150,351	165,036	167,715
General and administrative	141,501	171,006	200,051	152,047	102,535
Depreciation and amortization	32,882	40,748	33,462	30,528	21,738
Restructuring	—	—	5,417	387	16,437

Total operating expenses	1,715,789	1,973,202	2,831,123	2,989,274	2,307,268

	(30,235)	(47,534)	(59,897)	4,970	6,990
Gains on issuance of stock by affiliates	—	—	—	175,662	3,782
Other income (loss), net	(11,724)	(41,332)	93,105	128,404	208,697
Impairment — related party (Note 1)	(11,434)	—	—	—	—
Interest income	8,260	12,339	18,097	4,839	2,742
Interest and financing expense	(24,085)	(30,134)	(41,897)	(41,807)	(29,720)

Income (loss) before income taxes, minority interest, equity loss and change in accounting principle	(69,218)	(106,661)	9,408	272,068	192,491
Income taxes (expense) benefit	(7,418)	6,842	100,323	(66,514)	(61,424)
Minority interest	(1,453)	(3,334)	(2,213)	(8,936)	(47)
Equity loss	(51,004)	(395,947)	(319,922)	(73,092)	(20,897)

Net income (loss) before change in accounting principle	(129,093)	(499,100)	(212,404)	123,526	110,123
Cumulative effect of change in accounting principle	(21,390)	—	—	—	—

Net Income (Loss)	$(150,483)	$(499,100)	$(212,404)	$123,526	$110,123

Basic Income (Loss) Per Share:
Prior to cumulative effect of change in accounting principle	$(1.10)	$(4.26)	$(1.86)	$1.22	$1.15
Cumulative effect of change in accounting principle	(0.18)	—	—	—	—

	$(1.28)	$(4.26)	$(1.86)	$1.22	$1.15

Diluted Income (Loss) Per Share:
Prior to cumulative effect of change in accounting principle	$(1.12)	$(4.27)	$(1.87)	$1.16	$1.07
Cumulative effect of change in accounting principle	(0.18)	—	—	—	—

	$(1.30)	$(4.27)	$(1.87)	$1.16	$1.07

Weighted Average Shares Outstanding
Basic	117,736	117,290	114,068	101,134	95,499
Diluted	117,736	117,290	114,068	110,910	104,742

      No cash dividends have been declared in any of the years presented, and we have no present intention to declare cash dividends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

      We are an operating company that seeks to create long-term value by taking controlling interests in and developing our companies through superior operations and management. Currently, we have acquired and operate businesses that provide business decision and life science software-based product and service solutions that have reached the “time-to-volume” stage of development. Time-to-volume is the process of building an efficient company around a commercially viable product with distribution channels, sales and marketing organization, and a corporate infrastructure that has the capability to grow rapidly and achieve market success. We provide the resources to address the challenges facing our companies and enable these companies to capitalize on their potential opportunities. These resources include capital, management and operational expertise. We believe that our experience in developing and operating technology companies enables us to identify and attract companies with the greatest potential for success and to assist these companies to become market leaders and create value for us and our shareholders. Our existing strategic subsidiaries focus on one or more of the following vertical markets: financial services, healthcare and pharmaceutical, manufacturing, retail and distribution, and telecommunications. We may acquire other time-to-volume technology companies complementary to our companies and markets. We also own a number of legacy companies.

      Many of our companies that we account for under the equity method or consolidation method are technology-related companies with limited operating histories that have not generated significant revenues and have incurred substantial losses in prior periods. We expect these losses to continue in 2003. In addition, we expect to continue to acquire interests in more technology-related companies that may have operating losses when we acquire them. Additionally, we expect certain of our existing companies to continue to invest in their products and services and to recognize operating losses related to those activities. As a result, Safeguard’s operating losses attributable to its corporate operations, its equity accounted subsidiaries and its consolidated subsidiaries could continue to be significant. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that we operate in a volatile business environment. This could result in additional material impairment charges in future periods. Our financial results are also affected by acquisitions or dispositions of our subsidiaries or equity or debt interests in our subsidiaries. These transactions have resulted in significant volatility in our financial results which we expect will continue during 2003.

      Our operations are classified into four operating segments: i) Strategic Private Companies; ii) Public Companies (excluding CompuCom); iii) CompuCom Operations; and (iv) Other Private Companies and Funds.

Critical Accounting Policies

      Our significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Note 1 of the Notes to Consolidated Financial Statements. The following is a listing of our critical accounting policies and a brief discussion of each:

•	Principles of accounting for ownership interests in affiliates

•	Recoverability of goodwill and other intangible assets, net

•	Recoverability of ownership interests in and advances to affiliates

•	Recoverability of notes receivable — related party

•	Income taxes

•	Revenue recognition

•	Allowance for doubtful accounts

•	Commitments and contingencies

Principles of Accounting for Ownership Interests in Affiliates

      The various interests that we acquire in our companies and private equity funds are accounted for under three methods: consolidation, equity and cost. The applicable accounting method is generally determined based on our voting interest in the entity.

      Our Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which we directly or indirectly own more than 50% of the outstanding voting securities. If this majority voting ownership is likely to be temporary, we account for the company under the equity method. Under the consolidation method, a company’s results of operations are included within our Consolidated Statements of Operations. Participation of minority shareholders of entities which we consolidate in our income or loss is reflected in Minority Interest in our Consolidated Statements of Operations. Minority interest adjusts our consolidated net income (loss) to reflect only our share of the earnings or losses of the consolidated company.

      Companies and private equity funds, in which we own equity interests and whose results we do not consolidate, but over whom we exercise significant influence, or for whom majority voting ownership is likely to be temporary, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to companies in which we invest depends on an evaluation of several factors including, among others, our representation on the company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the company. We also account for our interests in some private equity funds under the equity method of accounting, based on our respective general and limited interests. Under the equity method of accounting, a company’s results of operations are not reflected within our Consolidated Statements of Operations; however, our share of the income or losses of the company is reflected in Equity Income (Loss) in our Consolidated Statements of Operations. We are required to recognize our share of losses to the extent we have a cost basis in the investee or outstanding commitments or guarantees. The share of income or losses is generally based upon our voting ownership of the company’s securities, which may be different from the percentage of the economic ownership of the company held by us.

      The effect of an affiliate’s net results of operations on our results of operations is the same under either the consolidation method of accounting or the equity method of accounting, because under each of these methods only our share of the income or losses of an affiliate is reflected in our net results of operations in the Consolidated Statements of Operations.

      Companies and private equity funds, in which we own equity interests and that we do not account for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under the cost method, the Company’s share of the income or losses of such entities is not included in the Consolidated Statements of Operations. However, the effect of the change in market value of cost method holdings classified as trading securities is reflected in our results of operations during each reporting period.

Recoverability of Goodwill, net

      We periodically assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important which could trigger an impairment review include significant underperformace relative to historical or expected future operating results, significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in its stock price for a sustained period.

      If we determine that the carrying value of identifiable goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we assess the recoverability of the intangibles.

      We test goodwill for impairment at a level referred to as a reporting unit. If the fair value of the reporting unit is less than its carrying amount, the goodwill is considered potentially impaired and a loss is recognized if its carrying value exceeds its implied fair value. To determine fair value, we may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples. As an overall check on the reasonableness of the fair values attributed to our reporting units, we will consider comparing and contrasting the aggregate fair values for all reporting units with our average total market capitalization for a reasonable period of time. However, SFAS 142 states that the fair value may exceed market capitalization due to factors such as control premiums and synergies. In accordance with SFAS 142, approximately $1.3 million of negative goodwill associated with a CompuCom acquisition was written off as of January 1, 2002. The Company’s share of this adjustment, net of income taxes, was $0.4 million. Additionally, under SFAS No. 142 the Company was required to test all existing goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002. The Company completed the required testing during the second quarter of 2002. As a result, the Company reported a $21.8 million goodwill impairment loss in the Business and IT services reporting unit (a component of the Company’s Strategic Private Companies segment). In accordance with SFAS 142, this loss was recognized in the Consolidated Statements of Operations as a cumulative effect of a change in accounting principle effective January 1, 2002. For periods prior to 2002, the Company recorded goodwill amortization of $12.6 million in 2001 and $8.5 million in 2000 relating to consolidated companies.

Recoverability of Other Intangible Assets, Net

      In accordance with SFAS 142, management conducts a review for impairment at least annually on all intangible assets. We periodically assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important which could trigger an impairment review include significant underperformace relative to historical or expected future operating results, significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in its stock price for a sustained period.

      If we determine that the carrying value of identifiable intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we assess the recoverability of the intangibles.

      We test other intangible assets for impairment at a level referred to as a reporting unit. If the fair value of the reporting unit is less than its carrying amount, the other intangible asset is considered potentially impaired and a loss is recognized if its carrying value exceeds its implied fair value. To determine fair value, we may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples. As an overall check on the reasonableness of the fair values attributed to our reporting units, we will consider comparing and contrasting the aggregate fair values for all reporting units with our average total market capitalization for a reasonable period of time. However, SFAS 142 states that the fair value may exceed market capitalization due to factors such as control premiums and synergies. Purchased in-process research and development (“IPR&D”) represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Total expense related to IPR&D for the year ended December 31, 2002 was $1.1 million.

Recoverability of Ownership Interests In and Advances to Affiliates

      On a continuous basis, but no less frequently than at the end of each quarterly reporting period, we evaluate the carrying value of our ownership interests in and advances to each of our affiliates for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest in and advances to each affiliate relative to its carrying value, the financial condition and prospects of the affiliate and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as the hiring of key employees or the establishment of strategic relationships. We then determine whether there has been an other than temporary decline in the carrying value of the affiliate. Impairment charges are determined by comparing the estimated fair value of our company with the carrying value. The fair value of our ownership interests in and advances to our privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies, or the value negotiated with the company’s founders. The fair value of our ownership interests in private equity funds is generally determined based on the value of our pro rata portion of the funds’ net assets.

      We operate in an industry which is rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of the carrying value, including goodwill, could change in the near term and that the effect of such changes on our Consolidated Financial Statements could be material. While we believe that the current recorded carrying values of our affiliates are not impaired, there can be no assurance that our future results will confirm this assessment or that a significant write-down or write-off of the carrying value will not be required in the future. Total impairment charges for the years ended December 31, 2002, 2001 and 2000 were $42.7 million, $135.9 million and $148.7 million.

Recoverability of Related Party Notes Receivable

      In May 2001, we consummated a definitive agreement with our former Chairman and CEO, Mr. Musser, under which we loaned him $26.5 million. The loan bears interest at an annual rate of 7% and became payable on a limited basis on January 1, 2003. Safeguard sent Mr. Musser a demand notice and, when no payment was received, a default notice. In conjunction with the original loan, Mr. Musser granted us security interests in securities and real estate as collateral. As of December 31, 2002, the value of the collateral pledged by Mr. Musser to secure the loan had an approximate value of $14.5 million compared to the loan’s carrying value of $25.9 million and we concluded that the decline in the collateral was other than temporary. Based on the information available to us, we also concluded that Mr. Musser may not have sufficient personal assets to satisfy the outstanding balance due under the loan when the loan becomes full recourse against Mr. Musser on April 30, 2006. At December 31, 2002 we have impaired the loan by $11.4 million to the estimated value of the collateral that we hold. The Company does not accrue interest when a note is considered impaired. When ultimate collectibility of the principal balance of the impaired note is in doubt, all cash receipts on impaired notes are applied to reduce the principal amount of such note until the principal has been recovered and is recognized as interest income, thereafter. We will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis.

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

      Of our total product revenue, 98% is derived from our majority-owned subsidiary, CompuCom. Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is probable. Generally for product sales, these criteria are met at the time of delivery to a common carrier. Provision is made at the time the related revenue is recognized for estimated product returns, which historically have been immaterial. When evaluating the adequacy of provisions for sales returns, historical returns, current economic trends and changes in customer demand are analyzed. Determination of whether the sales price is fixed and determinable is based on the payment terms associated with the transaction. Collectibility is assessed based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. Revenue is deferred if collection is not reasonably assured; revenue is then recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash. For all sales, a binding purchase order or signed sales agreement as evidence of an arrangement is used.

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

      Services revenue is primarily billed based on hourly rates and recognized as services are performed or ratably over the contract term. Certain services are performed under fixed-price service contracts. Revenue from these contracts are recognized on the percentage-of-completion method based on the percentage that incurred costs-to-date bear to the estimated total costs after giving effect to the most recent estimates of total cost. Losses expected to be incurred on jobs in process are charged to income in the period such losses become known. Amounts received from customers in excess of revenues recognized are classified as current liabilities.

Allowance for Doubtful Accounts

      Our allowance for doubtful accounts relate to trade and vendor accounts receivable, primarily at CompuCom. CompuCom represents 81% of our accounts receivable balance before allowances for doubtful accounts. Note 21 of the Notes to Consolidated Financial Statements summarizes the activity in these accounts. CompuCom generates trade receivables from product and service sales to its clients. CompuCom generates vendor rebate receivables from its participation in certain manufacturers’; customer specific rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for the product and then claim a rebate from the manufacturer to reduce the final cost. These rebates are then passed on to the customer in the form of a reduced sales price. The collection of these rebates can take an extended period of time. Due to these vendor rebate programs, CompuCom’s initial cost of the product is often higher than the sales price CompuCom can obtain from its clients. The amounts due from manufacturers under such customer specific rebate programs are recorded as a reduction to Accounts payable on the Consolidated Balance Sheets. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. We specifically analyze trade and vendor rebate receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends, changes in customer payment terms and the complexities of vendor-mandated program requirements, when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of customers or vendors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that we would be able to realize more of our receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

Commitments and Contingencies

      From time to time, we are a defendant or plaintiff in various legal actions, which arise in the normal course of business. We are also a guarantor of various third-party obligations and commitments, and subject to the possibility of various loss contingencies arising in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of provision required for these contingencies, if any, which would be charged to earnings, is made after careful analysis of each individual issue. The required provision may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in required provision could increase or decrease our earnings in the period the changes are made.

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

      To understand our net results of operations and financial position without the effect of consolidating our consolidated companies, please refer to Note 17 to our Consolidated Financial Statements, which summarizes our parent company statements of operations and balance sheets and presents our consolidated companies as if they were accounted for under the equity method of accounting. Our share of the income or losses of the consolidated companies is included in Equity Income (Loss) in the Parent Company Statements of Operations. The carrying value of these companies is included in Ownership Interests In and Advances to Affiliates on the Parent Company Balance Sheets.

      Although the parent company statements of operations and balance sheets presented in Note 17 reflect our historical results, they are not necessarily indicative of future parent company balance sheets and statements of operations.

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

      At December 31, 2002, we had ownership in 21 companies, which were classified into the following segments:

	Strategic Private	Other Private Companies	Public Companies
	Companies	and Funds	(excluding CompuCom)	CompuCom

Consolidated	Agari Mediaware(70%) Alliance Consulting(100%) aligne(100%) Lever8 Solutions(100%) Mantas(63%) Protura(56%) SOTAS(75%)	Pacific Title and Arts Studio(84%)	Tangram(58%) ChromaVision Medical Systems(56%)	CompuCom(59%)

Equity		Kanbay(30%)	DocuCorp(21%)
		Nextone(30%)	eMerge Interactive(16%)
		QuestOne(33%)	Internet Capital Group(13%)
		Zer0to5ive(33%)	Sanchez(24%)

Cost		RealTime Media(9%)	Pac-West Telecomm(7%)

      The percentages above reflect our voting ownership at December 31, 2002. Although we own less than 20% of the voting stock of some of these companies, we accounted for these companies on the equity method as we believe we have the ability to exercise significant influence based on our representation on each company’s board of directors and other factors.

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

      Each segment includes the results of the consolidated companies and records our share of income or losses for entities accounted for under the equity method. Segment results also include impairment charges, gains or losses related to the disposition of our companies and the mark to market of trading securities. All significant intersegment activity has been eliminated. Accordingly, segment results reported exclude the effect of transactions between us and our subsidiaries.

      Other items, which include corporate expenses, results of operations of disposed companies, goodwill amortization, prior to January 1, 2002, and income taxes, are reviewed by management independent of segment results. Corporate expenses include the costs of providing operations and management support to our companies. Results of operations — dispositions includes the results for companies which were disposed of prior to the new segments being developed. Goodwill is no longer amortized as a result of the adoption of SFAS 142 effective January 2002.

      The Company’s operating results by segment are as follows:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Strategic private companies	$(24,984)	$(11,112)	$(4,197)
Other private companies and funds	(38,880)	(138,758)	87,103
Public companies (excluding CompuCom)	(26,782)	(192,672)	(98,576)
CompuCom	19,002	7,668	7,165

Total segments	(71,644)	(334,874)	(8,505)
Corporate operations	(50,031)	(60,624)	(80,174)
Results of operations — dispositions	—	(77,818)	(190,963)
Goodwill amortization not included in segments above	—	(32,626)	(33,085)
Cumulative effect of change in accounting principle	(21,390)	—	—
Income tax (expenses) benefit	(7,418)	6,842	100,323

	$(150,483)	$(499,100)	$(212,404)

Strategic Private Companies

      The strategic private company segment includes the results of operation of the following companies:

	Year Ended December 31,

	2002	2001	2000

Consolidated	Agari	Agari (since October 2001)	aligne
	aligne	aligne	SOTAS
	Alliance (since December 2002)	Palarco SOTAS
	Lever8 Solutions
	Mantas (since April 2002)
	Protura
	SOTAS

Equity (Number of companies as of the end of the period reported)	0	1	0

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Revenue	$50,296	$54,862	$24,693
Total operating expenses	74,034	63,376	29,139

	(23,738)	(8,514)	(4,446)
Other loss, net	(4,377)	—	—
Interest income (expense), net	(411)	47	(724)
Minority interest	5,499	745	973
Equity loss	(1,957)	(3,390)	—

Net loss before change in accounting principle	(24,984)	(11,112)	(4,197)
Cumulative effect of change in accounting principle	(21,815)	—	—

Net loss	$(46,799)	$(11,112)	$(4,197)

      Revenue. Revenue decreased $4.6 million for the year ended December 31, 2002 compared to the prior year period. Of this decrease, $17.6 million relates to a decline in consulting revenue at aligne and Lever8 for the year ended December 31, 2002 compared to the prior year period. The decrease is due to reduced demand for IT services and continued market softness. The decrease was partially offset by an increase in revenue at SOTAS of $2.6 million and $10.4 million due to the inclusion of revenue for Mantas, Protura and Alliance Consulting in 2002 subsequent to consolidating their results. Revenue increased $30.2 million for the year ended December 31, 2001 as compared to the prior year period. Of this increase, $31.8 million relates to an increase in consulting revenue at our wholly owned subsidiaries aligne, K Consultants and Palarco. The increase is mainly attributable to the inclusion of revenue for Palarco subsequent to consolidating its results in January 2001. The increase was partially offset by a decrease in revenue at SOTAS of $1.7 million.

      Operating Expenses. Operating expenses increased $10.7 million for the year ended December 31, 2002 compared to the prior year periods. Of the increase, $28.8 million of operating expenses primarily relates to Mantas, Protura and Alliance subsequent to consolidating their results in 2002. Excluding these companies, total operating expenses decreased $18.1 million for the year ended December 31, 2002 compared to the prior year period. This is due to a $4.3 million decrease in costs at SOTAS and a $13.8 million decrease in costs at aligne and Lever8 Solutions for the year ended December 31, 2002 compared to the prior year period. During the second half of 2001 and the first half of 2002, these companies took steps to reduce their costs to better align their overall cost structure and organization with anticipated demand for their products and services. These steps, including a reduction in the number of consultants and functional support personnel, were taken as a result of the continued decline in demand for technology services. Operating expenses increased $34.2 million for the year ended December 31, 2001 as compared to the prior year period. Of this increase, $28.8 million relates to our wholly owned subsidiaries aligne, K Consultants and Palarco. The increase is mainly attributable to the inclusion of operating expenses for Palarco subsequent to consolidating its results in January 2001. SOTAS attributed $3.4 million of the increase and $2.0 million is the result of including Agari’s operating expenses subsequent to its consolidation in 2001.

      Other Loss. Other loss reflects impairment charges for our companies judged to have experienced an other than temporary decline in value.

      Equity Loss. Equity loss in 2002 includes our share of Mantas’ results of operations. We acquired a controlling interest in Mantas in April 2002. As a result, we consolidated Mantas’ results in the second quarter of 2002. Prior to the second quarter of 2002, we accounted for Mantas under the equity method of accounting. Equity loss in 2001 includes our share of Mantas and Agari’s results of operations. We acquired a controlling interest in Agari in October 2001. As a result, we consolidated Agari’s results in the fourth quarter of 2001.

      Cumulative Effect of Change in Accounting Principle. In connection with the transitional impairment test performed upon the adoption of SFAS 142, we reported a cumulative effect of a change in accounting principle (see Note 6).

Other Private Companies and Funds

      The other private companies and funds segment includes the results of operations of the following companies:

	Year Ended December 31,

	2002	2001	2000

Consolidated	Pacific Title	Pacific Title (since August 2001)	None
	Aptas (through March 2002)	Aptas (since October 2001)

Equity (Number of companies as of the end of the period reported)	5	6	6

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Revenue	$46,960	$40,088	$22,207
Operating expenses	49,610	40,272	17,955

	(2,650)	(184)	4,252
Other income (loss), net	7,319	(18,874)	58,548
Interest and financing expense, net	(767)	(89)	160
Minority interest	262	(188)	—
Equity income (loss)	(43,044)	(119,423)	24,143

	$(38,880)	$(138,758)	$87,103

      Revenue. Revenue increased $6.9 million for the year ended December 31, 2002 and $17.9 million for the year ended December 31, 2001 as compared to the prior year period. The increase for the year ended December 31, 2002 is due to the inclusion for the full year of revenue at Pacific Title subsequent to consolidating their results in August 2001, partially offset by a decrease in management fees charged to private equity funds. The increase for the year ended December 31, 2001 is due to the inclusion of revenue related to the operations of Pacific Title and Aptas subsequent to consolidating their results in the third and fourth quarter of 2001, respectively, partially offset by reduced management fees.

      Operating Expenses. Operating expenses increased $9.3 million for the year ended December 31, 2002 and $22.3 million for the year ended December 31, 2001 as compared to the prior year periods. The increase for the year ended December 31, 2002 is due to increased operating expenses at Pacific Title, partially offset by reduced costs to manage certain private equity funds. The increase for the year ended December 31, 2001 is due the inclusion of expenses related to the operations of Pacific Title and Aptas subsequent to consolidating their results, partially offset by reduced costs to manage certain private equity funds.

Other Income (Loss), Net.

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Gain on sale of our private companies	$14,325	$20,714	$56,932
Distribution from private equity funds	486	—	—
Impairment charges	(7,733)	(39,588)	(3,192)
Other	241	—	4,808

	$7,319	$(18,874)	$58,548

      During 2002, we sold or liquidated our interest in certain private companies and funds including Puralube, Aptas, iMedium and the Greenhill Fund for aggregate net cash proceeds of $7.8 million and recorded gains of $5.3 million. Also included in gain on sale of our private companies is $9.0 million related to the release of escrowed proceeds from the sale of a private company in 2000. During 2001, the Company exchanged all of its holdings in ThinAirApps and Atlas Commerce for shares of Palm and VerticalNet, respectively. The Company received shares of Palm valued at $12.1 million and shares of VerticalNet valued at $15.3 million and a $1.8 million note receivable, which was paid in January 2002. The Company recorded aggregate gains of $17.9 million on these transactions. The Company also sold or liquidated several of their other companies, including AgWeb, Buystream, fob, Mi8 and TechSpace Ventures and sold all or a portion of its interests in two private equity funds. The aggregate net proceeds of these transactions were $48.6 million and the Company recorded gains of $2.8 million. During 2000, the Company sold several of its private companies, including Arista Learning Systems, Extant Communications and Multigen. The aggregate net proceeds, including proceeds from subsequent sales of stock received in the transactions, totaled $66.8 million, including $6.0 million held in escrow. The Company recorded net gains of $56.9 million on the sale of their private companies in 2000.

      We recorded impairment charges for certain holdings accounted for under the cost method determined to have experienced an other than temporary decline in value in accordance with our existing policy regarding impairment of long-lived assets (see “Recoverability of Ownership Interests In and Advances to Affiliates” under the “Critical Accounting Policies”).

      Equity Income (Loss). Equity loss fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies and the net results of operations of these companies.

      Equity income (loss) consisted of the following:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Share of our private companies results of operations	$(1,948)	$(25,191)	$(10,562)
Share of private equity funds results of operations	(21,090)	(42,588)	66,888
Share of our private companies with zero carrying value	—	(7,119)	(32,183)
Impairment charges	(20,006)	(44,525)	—

	$(43,044)	$(119,423)	$24,143

      Equity loss decreased $76.4 million for the year ended December 31, 2002 compared to the prior year period. Of the total decrease, $21.5 million relates to our share of losses of private equity funds. For the year ended December 31, 2002 as compared to the prior year period, there was a decrease of $24.5 million relating to impairment charges on affiliates accounted for under the equity method. A total of $7.1 million of the decrease is due to discontinuing the recording of equity losses of companies whose carrying value was reduced to $0 during 2001. We recognize our share of losses to the extent we have a cost basis in the equity investee, or we have outstanding commitments or guarantees. The remaining decline is due to reduced operating losses at certain companies. Equity loss increased $143.6 million for the year ended December 31, 2001 as compared to the prior year period. Of the total increase, $109.5 million relates to our share of losses of private equity funds. A total of $44.5 million relates to impairment charges on affiliates accounted for under the equity method. Partially offsetting the increase is a decline of $25.1 million relating to discontinuing the recording of equity losses of our companies whose carrying value was reduced to zero in 2001. The remaining increase is due to increased operating losses at certain companies.

      Certain amounts recorded to reflect our share of the income or losses of our companies accounted for under the equity method are based on estimates and on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities are made final.

Public Companies (excluding CompuCom)

      The public companies (excluding CompuCom) segment includes the results of operations of the following companies:

	Year Ended December 31,

	2002	2001	2000

Consolidated	Tangram	Tangram	Tangram
	ChromaVision (since June 2002)
Equity (Number of companies as of the end of the period reported)	4	7	7

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Revenue	$17,140	$14,938	$13,597
Operating expenses	24,275	17,025	17,225

	(7,135)	(2,087)	(3,628)
Other income (loss), net	(15,096)	(22,458)	33,567
Interest and financing expense, net	(3,379)	(212)	(199)
Minority interest	4,411	—	—
Equity loss	(5,583)	(167,915)	(128,316)

	$(26,782)	$(192,672)	$(98,576)

      Revenue. Revenue increased $2.2 million and $1.3 million for the years ended December 31, 2002 and December 31, 2001 as compared to the prior year periods. Of the total increase in 2002, $5.6 million relates to ChromaVision, which was consolidated effective June 2002, partially offset by a $3.4 million decrease related to the operations of Tangram as compared to the prior year period. The $1.3 million increase in revenue for the year ended December 31, 2001 was attributable to operations of Tangram as compared to the prior year period, which is a result of the implementation of a direct sales force in reaction to a decline of revenues in the prior year attributable to a decline in reseller revenues.

      Operating Expenses. Operating expenses increased $7.2 million for the year ended December 31, 2002 as compared to the prior year period and decreased $0.2 million for the year ended December 31, 2001 as compared to the prior year period. Of the total increase in 2002, $10.2 million relates to ChromaVision subsequent to consolidating their results in June 2002, partially offset by a $3.0 million decrease related to the operations of Tangram as compared to the prior year period. During 2002, Tangram has taken steps to reduce its cost structure to better align their expenses and organization with their revenue projections. These steps were taken as a result of the continued decline in demand for software and services. The decrease of $0.2 million for the year ended December 31, 2001 was attributable to the operations at Tangram as compared to the prior year period.

     Other Income (Loss), Net

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Gain (loss) on sale of companies	$(925)	$49	$59,341
Unrealized gain (loss) on Tellabs and related forward sale contracts, net	1,509	(11,674)	—
Unrealized loss on other trading securities	(14,572)	(149)	(5,025)
Impairment charges	(1,108)	(10,684)	(20,749)

	$(15,096)	$(22,458)	$33,567

      During 2002, we sold shares of public holdings, primarily Palm, for aggregate net cash proceeds of $13.6 million, and recorded losses of $0.9 million. During 2001, the Company sold shares of public holdings primarily Novell, (received as a result of Novell’s acquisition of Cambridge Technology Partners), OAO Technology Solutions and Brandywine Realty Trust for aggregate net cash proceeds of $63.1 million . During 2000, the Company sold shares of public holdings, primarily Diamond Technology Partners and eMerge Interactive (in its IPO), for aggregate net proceeds of $91.3 million and recorded gains of $59.3 million.

      We recognized a net unrealized gain of $1.5 million for the year ended December 31, 2002 related to our holdings in Tellabs. This amount reflects a $23.3 million gain on the fair value of the hedging contract, reduced by a $21.8 million loss on the fair value of the Tellabs holdings for the year ended December 31, 2002. We recorded a loss of $11.7 million relating to our holdings in Tellabs for the year ended December 31, 2001. This amount reflects a $128.5 million gain on the change in the fair value of the hedging contract, reduced by a $140.2 million loss on the change in fair value of the Tellabs holdings. Pursuant to SFAS 133, we transferred our Tellabs holdings into the trading category from the available-for-sale category effective January 1, 2001.

      Unrealized loss on other trading securities in 2002 reflects the decline in value of our shares of VerticalNet. The unrealized loss in 2001 was mainly attributable to a decline in value of our shares of Surefire Commerce partially offset by an increase in value of our shares of Palm. The unrealized loss in 2000 reflects the decline in value of our shares of Surefire Commerce and Meta.

      Impairment charges reflect certain equity holdings judged to have experienced an other than temporary decline in value.

      Equity Loss. Equity loss for the year ended December 31, 2001 includes $136.5 million related to Internet Capital Group. As of December 31, 2001, as a result of recording our share of Internet Capital Group’s losses, our carrying value was reduced to $0. As a result, we no longer record our share of Internet Capital Group’s operating results in our Consolidated Statements of Operations.

      Equity loss was $5.6 million for the year ended December 31, 2002, and $31.4 million excluding equity loss attributable to Internet Capital Group for the year ended December 31, 2001. The decrease is primarily due to discontinuing the recording of equity losses of our companies whose carrying value was reduced to $0 during 2002. Equity loss was $128.3 for the year ended December 31, 2000. The increase in 2001 was mainly attributable to Internet Capital Group.

      Certain amounts recorded to reflect our share of the income or losses of our companies accounted for under the equity method are based on estimates and on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities are made final.

CompuCom

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Revenue	$1,571,089	$1,815,489	$2,710,637
Cost of sales	1,364,687	1,571,507	2,425,496

	206,402	243,982	285,141
Other operating expenses	175,298	229,115	260,502

	31,104	14,867	24,639
Other income, net	—	—	990
Interest and financing expense, net	(477)	(3,308)	(15,278)
Minority interest	(11,625)	(3,891)	(3,186)

	19,002	7,668	7,165
Cumulative effect of change in accounting principle	425	—	—

	$19,427	$7,668	$7,165

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

      Revenue. Revenue, which consists of product revenue and service revenue, decreased $244.4 million or 13.5% for the year ended December 31, 2002 as compared to the same period in 2001 and decreased $895.1 million or 33.0% for the year ended December 31, 2001 as compared to the same period in 2000. Of the total decrease for the year ended December 31, 2002, $264.5 million was attributable to product revenue which was partially offset by an increase in service revenue of $20.1 million as compared to the same period in 2001. Of the total decrease for the year ended December 31, 2001, $905.5 million was attributable to product revenue which was partially offset by an increase in service revenue of $10.4 million as compared to the same period in 2000. CompuCom believes general economic conditions continue to hamper demand for the products it sells, mainly from their Fortune 1000 client base. Product revenue was negatively impacted by certain clients electing to purchase product directly from manufacturers, as well as by increased competition from other direct marketers. The increase in service revenue was primarily due to services directly related to the 2001 acquisitions, partially offset by a decline in field engineering and product-related services.

      Cost of Sales/ Gross Margin. Product gross margin for the year ended December 31, 2002 was 8.2% compared to 9.4% and 7.6% for the same period in 2001 and 2000. CompuCom believes this decrease is primarily due to an increase in the proportion of lower margin software revenue relative to total product revenue as well as more aggressive pricing in certain circumstances. CompuCom attributes the increase in 2001 as compared to 2000 was primarily due to the decline in revenue generated by higher volume, lower margin clients. Also contributing was an increase, as a percentage of product revenue, in the amount of vendor volume incentives earned in 2001 as compared to 2000. Service gross margin decreased for the year ended December 31, 2002 to 33.7% from 35.4% and 36.5% for the same period in 2001 and 2000. CompuCom attributes this decline primarily to pricing pressure on their service offerings.

      Due to economic competitive conditions, CompuCom expects to experience continued pressure on both revenue and gross margin, the result of which may be lower revenue and related gross margin when compared to the comparable prior year period or previous quarter.

      Other Operating Expenses. Other operating expenses decreased 23.5% for the year ended December 31, 2002 as compared to the same period in 2001. Other operating expense decreased 12.0% for the year ended December 31, 2001 as compared to the same period in 2000. CompuCom attributes this decrease to its own cost management efforts related to selling and service expenses and general administrative expenses, including personnel related costs and infrastructure costs.

      Interest and Financing Expense, Net. Interest and financing expense decreased for the year ended December 31, 2002 as compared to the prior year periods. The decrease is primarily due to CompuCom’s continued improvement in working capital management, lower financing requirements due primarily to the decline in product revenues and the effect of lower effective interest rates.

Reconciling Items

Corporate Operations

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
General and administrative costs, net	$20,448	$41,316	$60,524
Stock-based compensation	3,421	673	13,197
Depreciation and amortization	3,947	9,627	6,993
Interest expense, net	10,791	14,233	7,759
Income taxes	7,418	(6,842)	(100,323)
Other	11,424	105,219	215,749

	$57,449	$164,226	$203,899

      Our general and administrative expenses consist primarily of employee compensation, outside services such as legal, accounting and consulting, and travel-related costs. General and administrative expenses decreased $20.9 million and $19.2 million for the year ended December 31, 2002 when compared to 2001 and the year ended December 31, 2001 when compared to 2000. The decrease is due to certain cost reduction efforts undertaken during 2001, including reduced compensation and travel-related costs as a result of a reduction in headcount and the reduction in the use of outside consulting services.

      As discussed in Note 12, we issued shares of restricted stock to employees in 2001 and 2002. The value of these shares is recorded as deferred compensation and is recognized as expense on a straight-line basis over the vesting period.

      Interest expense, net. Interest expense decreased $3.4 million for the year ended December 31, 2002 compared to 2001. The decrease is due to the elimination of accretion of the obligation and amortization of the cost of our initial Tellabs forward sale contracts which were settled in March and August 2002, and costs incurred in 2001 associated with our line of credit, partially offset by lower interest rates earned on invested balances. Interest expense, net increased $6.5 million for the year ended December 31, 2001 compared to 2000. Included in the net increase was a decline in interest and dividend income of $6.0 million. This decrease is mainly attributable to lower interest rates earned on invested balances. Also included in the net increase was a $0.5 million increase in interest expense mainly attributable to costs associated with our line of credit in 2001.

      Income Taxes. Our consolidated income tax expense recorded for the year ended December 31, 2002, was $7.4 million, net of recorded valuation allowance of $47.7 million. We have recorded a valuation allowance to reduce our deferred tax asset to an amount that is more likely than not to be realized in future years. For the year ended December 31, 2002 our consolidated effective tax rate before valuation allowance increased to 34.8% compared to 34.1% for the prior year period. This rate differs from the federal statutory rate due to miscellaneous non-deductible expenses.

Liquidity And Capital Resources

      We funded our operations with proceeds from sales of and distributions from affiliates, sales of available-for-sale and trading securities, sales of non-strategic assets and, in 2002, a tax refund. Other sources of liquidity which have been utilized by Safeguard in prior periods include sales of Safeguard equity, issuance of Safeguard debt or operating cash flow from our wholly owned business and IT service companies. Our ability to generate liquidity from sales of affiliates and Safeguard equity issuances has been adversely affected by the decline in the US markets and other factors.

      Proceeds from sales of and distributions from affiliates were $25 million in 2002, $102 million in 2001 and $77 million in 2000 (excluding CompuCom’s sale of equity securities which generated proceeds of $3 million). Proceeds from sales of available-for-sale and trading securities were $13 million in 2002, $19 million in 2001 and $99 million in 2000.

      In October 2002, the Company sold its corporate campus, which included its corporate headquarters building, for approximately $6 million in net cash proceeds. The Company entered into a seven year operating lease on the headquarters building. The gain on the headquarters transaction was deferred and is being amortized over the term of the lease agreement.

      In May 2002, we entered into a credit agreement providing for borrowings, issuances of letters of credit and guarantees of up to $25 million. We occasionally use letters of credit to provide transactional support to our companies. This credit facility matures in May 2003 and bears interest at the prime rate for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125% which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to two times any outstanding amounts under the facility. This facility provides us additional flexibility to implement our strategy and support our companies. At December 31, 2002, a standby letter of credit of $0.1 million was outstanding. As of December 31, 2002, a guarantee totaling $5 million related to a company credit facility was outstanding. In February 2003, the Company issued a guarantee totaling $3 million related to a company credit facility, reducing availability under the $25 million credit facility.

      In August 1999, in order to mitigate our market exposure and generate cash, we entered into a forward sale contract related to 3.4 million shares of our holdings in Tellabs common stock. We pledged these shares of Tellabs under a contract that expired in August 2002 and, in return, received cash. In March and August 2002, we settled $91 million and $87 million of the liabilities entered into in connection with the hedges of our Tellabs holdings by delivering 2.0 million and 1.4 million shares of Tellabs. These settlements had no impact on our cash balances.

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

      Our cash and cash equivalents at December 31, 2002 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for the next twelve months, including commitments to our existing affiliates, our current operating plan to acquire interests in new affiliates and our general corporate requirements.

      In May 2001, we consummated a definitive agreement with our former Chairman and CEO, Mr. Musser, under which we loaned him $26.5 million. The loan bears interest at an annual rate of 7% and became payable on a limited basis on January 1, 2003. Safeguard sent Mr. Musser a demand notice and, when no payment was received, a default notice. In conjunction with the original loan, Mr. Musser granted us security interests in securities and real estate as collateral. As of December 31, 2002, the value of the collateral pledged by

Mr. Musser to secure the loan had an approximate value of $14.5 million compared to the loan’s carrying value of $25.9 million and we concluded that the decline in the collateral was other than temporary. Based on the information available to us, we also concluded that Mr. Musser may not have sufficient personal assets to satisfy the outstanding balance due under the loan when the loan becomes full recourse against Mr. Musser on April 30, 2006. At December 31, 2002 we have impaired the loan by $11.4 million to the estimated value of the collateral that we hold. We will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis.

      In connection with our ownership interests in certain affiliates, we have guarantees associated with various forms of debt including lines of credit, term loans, performance bonds, equipment leases and mortgages. Of our total guarantees of $21 million at December 31, 2002, $17 million relates to guarantees of our consolidated companies. A total of $8 million of debt associated with our guarantees have been recorded on the consolidated companies’ Balance Sheets at December 31, 2002. Additionally, we have committed capital of approximately $38 million, including commitments made in prior years to various affiliates, to be funded over the next several years, including approximately $11 million which is expected to be funded in the next year. In February 2003, the Company issued a guarantee totaling $3 million related to a company credit facility, reducing availability under the $25 million credit facility. Any borrowings by the company will be reflected on the Company’s consolidated Balance Sheet.

      We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions it received as a general partner to the fund for further distribution to the fund’s limited partners (the “clawback”). Assuming the Funds in which we are a general partner are liquidated or dissolved on December 31, 2002 and assuming for these purposes the only distributions from the funds is equal to the carrying value of the funds on the December 31, 2002 financial statements, the maximum clawback we would be required to return for our general partner interest is $5.9 million. Management estimates its liability to be approximately $5.5 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

      Our ownership in the general partner of the funds which have potential clawback liabilities range from 19-30%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. The Funds have taken several steps to reduce the potential liabilities should other general partners default, including withholding all general partner distributions in escrow and adding rights of set-off among certain funds. We believe our liability under the default of other general partners is remote.

      CompuCom maintains separate, independent financing arrangements, which are non-recourse to us and are secured by certain assets of CompuCom. During recent years, CompuCom has utilized bank financing arrangements and internally generated funds to fund its cash requirements.

      At December 31, 2002, CompuCom has a $25 million working capital facility and a $100 million receivables securitization facility. Consistent with its financing requirements, during 2002 CompuCom reduced the receivables securitization facility from $125 million to $100 million and reduced the working capital facility from $50 million to $25 million. The working capital facility, which initially had a May 2002 maturity date but has been extended to a March 2003 maturity date, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects to renew the working capital facility no later than its expiration in March 2003. Availability under the facility is subject to a borrowing base calculation. As of December 31, 2002, availability under the working capital facility was $25 million with no outstanding amounts. The securitization facility’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable to a consolidated, wholly owned special purpose subsidiary (SPS). The SPS has sold and, subject to certain conditions, may from time to time sell an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. CompuCom records these transactions as sales of accounts receivable. These sales are reflected as reductions of accounts receivable on the Consolidated Balance Sheets and are included in net cash provided by operating activities on the Consolidated Statements of Cash Flows. Amounts outstanding as sold receivables as of December 31, 2002 consisted of two certificates totaling $60 million. Within the context of the securitization, each certificate is issued from separate facility, each facility set at $50 million. One $50 million facility, with an October 2003 maturity date, has one certificate issued for $50 million. The other $50 million facility, which initially had an April 2002 maturity date, was renewed in October 2002 to a revised October 2005 maturity date and has one certificate issued for $10 million. The amount outstanding as sold receivables as of December 31, 2001 consisted of two certificates totaling $74 million, one certificate for $24 million with an April 2002 maturity date and one certificate for $50 million with an October 2003 maturity date. Both facilities are subject to CompuCom’s compliance with selected financial covenants and ratios. At December 31, 2002 and 2001, CompuCom was in compliance with their covenants.

      CompuCom’s liquidity is impacted by the dollar volume of certain manufacturers’ customer specific rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and then claim a rebate from the manufacturer to reduce the final cost. The rebates are then passed on to the customer in the form of reduced sales price. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom’s initial cost for the product is often higher than the sales price CompuCom can obtain from its clients. These programs have been at times a material factor in CompuCom’s financing needs. As of December 31, 2002 and 2001, CompuCom was owed approximately $18.5 million and $14.1 million, respectively, under these vendor rebate programs. These outstanding amounts are included as a reduction to Accounts Payable on the Consolidated Balance Sheets.

      In addition, CompuCom participates in certain programs provided by various suppliers that enable it to earn volume incentive dollars. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction to cost of goods sold and are recorded as Accounts Receivable on the Consolidated Balance Sheets. As of December 31, 2002 and 2001, CompuCom was owed approximately $3.3 million and $6.2 million, respectively, under these supplier incentive programs.

      CompuCom’s ability to make distributions to its shareholders is limited by restrictions in CompuCom’s financing agreements and CompuCom’s working capital needs. We do not consider CompuCom’s liquidity to be a source of liquidity to us.

     Consolidated Working Capital

      Consolidated working capital decreased to $242 million at December 31, 2002 compared to $349 million at December 31, 2001. This decrease is due to a $38 million decrease in cash and cash equivalents, short-term investments and restricted cash, primarily due to our acquisition of Alliance Consulting during the fourth quarter of 2002. This decrease is also attributable to a decrease in trading securities resulting from the settlement of the hedges associated with our Tellabs holdings, the sale of our shares of Palm and Surefire and a decline in the market value of VerticalNet. Included in the decrease is a reduction of our income tax receivable by $63 million due to the receipt of a cash refund during 2002. These decreases were partially offset by an increase of $22 million in receivables primarily at CompuCom, relating to a reduction in the amount of receivables utilized under CompuCom’s securitization facility.

     Analysis of Cash Flows

      Cash provided by operating activities decreased in 2002 compared to 2001 due to a) a significant decrease in accounts receivable and inventories in 2002 when compared with 2001 primarily associated with CompuCom due to declining sales activity in late 2001, b) collection of an income tax receivable in 2002 with no corresponding collection in 2001 and c) increased operating losses associated with certain entities.

      Cash used in investing activities primarily reflects the acquisition of ownership interests in and advances to affiliates and acquisitions by our subsidiaries, partially offset by proceeds from sales of affiliates and changes in restricted cash and short-term investments. The decrease in cash used in investing activities in 2002 reflects the a decrease in acquisitions by subsidiaries offset by an increase in acquisitions of affiliates and subsidiaries (primarily Alliance Consulting), a decrease in the proceeds from sales and distributions by affiliates and advances to related parties. These decreases were offset by proceeds generated from the sale of the headquarters facility and an increase in short term investments.

      From January 1, 2003 through March 12, 2003 we funded $2 million of commitments made prior to December 31, 2002. Additionally, from January 1, 2003 through March 12, 2003 we committed $11 million and funded $10 million to acquire ownership interests in or make advances to affiliates.

      In 2002, related to the filing of our 2001 consolidated tax return, we received a federal tax refund of approximately $63 million.

      Our general operations are not capital intensive, and capital expenditures in any year normally will not be significant in relation to our overall financial position. There were no material capital asset purchase commitments at December 31, 2002.

Contractual Cash Obligations and Other Commercial Commitments

      The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2002, by period due or expiration of the commitment.

	Payments Due by Period

			2004 and	2006 and	Due after
	Total	2003	2005	2007	2007

	(In millions)
Contractual Cash Obligations
Long-term debt and capital lease obligations	$13.5	$11.5	$1.9	$0.1	$—
Convertible subordinated notes(a)	200.0	—	—	200.0	—
Operating leases	97.8	14.6	18.9	13.0	51.3
Funding commitments(b)	38.2	11.3	16.0	6.6	4.3
Potential clawback liabilities(c)	5.5	—	—	—	5.5
Other long-term obligations(d)	6.0	0.9	1.0	1.1	3.0

Total Contractual Cash Obligations	$361.0	$38.3	$37.8	$220.8	$64.1

	Amount of Commitment Expiration Per Period

			2004 and	2006 and	Due after
	Committed	2003	2005	2007	2007

	(In millions)
Other Commitments
Guarantees and standby letters of credit(e)	13.6	9.9	—	—	3.7

(a)	The notes are due on June 15, 2006 and are redeemable in whole or in part at our option on or after June 18, 2002, for a maximum of 102.5% of face value depending on the date of redemption and subject to certain restrictions. We have no current intention to redeem the notes. At the note holder’s option, the notes are convertible into our common stock subject to adjustment under certain conditions. The conversion rate of the notes at December 31, 2002 was $24.1135 of principal amount per share. The closing price of our common stock on December 31, 2002 was $1.36. The note holder’s may also require repurchase of the notes upon certain events, including sales of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control.

(b)	These amounts include funding commitments to our companies ($1.7 million) and private equity funds ($36.5 million). The amounts have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management.

(c)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions it received as a general partner to the fund for a further distribution to the fund’s limited partners (the “clawback”). Assuming the Funds in which we are a general partner are liquidated or dissolved on December 31, 2002 and the only value provided by the Funds is the carrying values represented on the

December 31, 2002 financial statements, the maximum clawback we would be required to return for our general partner interests is $5.9 million. Management estimates its liability to be approximately $5.5 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

(d)	Primarily reflects the amount payable to our former Chairman and CEO under a consulting contract.

(e)	In connection with its ownership interests in certain affiliates, we have guaranteed $13.5 million of bank loan and other commitments that are not included in contractual cash obligations in the above schedule and are not reflected in Long Term Debt on the Consolidated Balance Sheets. Also included is a $0.1 million standby letter of credit.

Recent Accounting Pronouncements

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

      In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. Under SFAS 146, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flow. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have any significant impact on its financial statements.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. The Interpretation expands on the disclosure requirements to be made in interim and annual financial statements. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Interpretation also requires that a liability measured at fair value be recognized for guarantees even if the probability of payment on the guarantee is remote. The provision for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company will adopt the provisions of FASB Interpretation No. 45 in the first quarter of 2003. The Company does not anticipate that the adoption will have a material impact on its financial statements.

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses the appropriate accounting by vendors for arrangements that will result in the delivery of multiple products, services and/or rights to assets that may occur over a period of time. The Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not anticipate that the adoption will have a material impact on its financials.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company may elect to adopt the recognition provisions of SFAS 148 for stock-based compensation in fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 at December 31, 2002.

      In January 2003, the FASB issued Interpretation No. 46, which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interest in variable interest entities obtained after January 31, 2003. The Company is currently evaluating the impact of the adoption of this consensus on the Company’s consolidated financial statements.

      In January 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 provides guidance regarding how a reseller of a vendor’s products should account for cash consideration received from a vendor. The provisions of EITF Issue No. 02-16 will apply to vendor arrangements entered into after December 31, 2002, including modifications of existing arrangements. The Company does not expect EITF 02-16 to have a material effect on its financial statements.

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

RISKS RELATED TO US —

Our business depends upon the performance of our companies, which is uncertain

      If our companies do not succeed, the value of our assets, our results of operations and the price of our common stock could decline. The material risks relating to our companies include:

•	intensifying competition affecting the products and services our companies offer, which could lead to the failure of some of our companies;

•	market penetration and inability to adapt to the rapidly changing marketplace;

•	many of our companies have a history of operating losses or limited operating history, little revenue and substantial losses and limited capital resources;

•	funding sources, unless Safeguard funds its companies, the companies may not have alternative funding sources;

•	inability to manage growth;

•	weakness in the public and private capital markets for technology companies may affect our ability to realize value for our companies through mergers and acquisitions or initial public offerings; and

•	inability to protect their proprietary rights

These risks are discussed in greater detail under the caption “— Risks Related to Our Companies” below.

Fluctuations in the price of the common stock of our publicly traded companies may affect the price of our common stock

      The aggregate market value of our equity interests in our publicly traded companies is $182 million as of March 12, 2003. Fluctuations in the market price of the common stock of our publicly traded companies are likely to affect the price of our common stock. The market price of many of our public companies’ common stock has been highly volatile and subject to fluctuations unrelated or disproportionate to its operating performance.

Our success is dependent on our executive management

      Our success is dependent on our executive management team’s ability to execute our strategy. If one or more of the members of our executive management were unable or unwilling to continue in their present position, our business could be disrupted.

Intense competition from other acquirers of interests in technology companies could result in lower returns or losses on acquisitions

      We face intense competition from companies with business strategies similar to our own and capital providers as we develop and acquire interests in technology companies. Some of our competitors have more experience identifying and acquiring technology companies and have greater financial and management resources, brand name recognition or industry contacts than we do. Although most of our acquisitions will be made at a stage when our companies are not publicly traded, we may pay higher prices for those equity interests because of higher trading prices for securities of similar public technology companies and competition from other acquirers and capital providers which would result in lower returns or losses on our equity investments. In addition, our strategy of actively operating and integrating our companies generally requires us to acquire majority or controlling interests in companies. This may place us at a competitive disadvantage to some of our competitors because they have more flexibility than we do in structuring acquisitions.

We may be unable to obtain maximum value for our company interests

      We have significant positions in our companies. If we were to divest all or part of our interest in a company, we may not receive maximum value for this position. The realizable value of our interests in our companies may ultimately prove to be lower than the carrying value currently reflected in our consolidated financial statements. For companies with publicly traded stock, we may be unable to sell our interest at then-quoted market prices. The trading volume and public float in the common stock of many of our publicly traded companies are small relative to our holdings of common shares of the company. As a result, any significant divestiture by us of our holdings in these companies would likely have a material adverse effect on the market price of the company’s common stock and on our proceeds from such a divestiture. For other companies the absolute size of our holdings may affect our ability to realize their market value. In addition, registration and other requirements of applicable securities laws may adversely affect our ability to dispose of our interest in companies on a timely basis.

Our business strategy may not be successful if valuations in the market sectors in which our companies participate decline

      Our strategy involves creating value for our shareholders and the owners of our companies by helping our companies grow and, if appropriate, accessing the public and private capital markets. Therefore, our success is dependent on acceptance by the public and private capital markets of our companies. Reduced market interest may cause the market value of our publicly traded companies to decline. Additionally, we may not be able to take our companies public as a means of creating shareholder value.

We may have to buy, sell or retain assets when we would otherwise not wish to in order to avoid registration under the Investment Company Act

      We are an operating company that conducts its business operations principally through subsidiaries. We believe that we are not engaged primarily in the business of investing, reinvesting or trading in securities. We also believe that our investment securities do not have a value exceeding 40% of our total assets (exclusive of cash and government securities). Consequently, we do not believe that Safeguard is an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we do not meet the 40% test, we may be required to register as an investment company if more than 45% of our total assets consists of, or more than 45% of our income/loss over the last four quarters is derived from, securities of companies we do not control or companies which are themselves considered investment companies. Under the Investment Company Act, a company is presumed to control another company if it owns more than 25% of that company’s voting securities and is the largest voting shareholder. We monitor our compliance with the 40% test and the 45% tests and seek to conduct our business activities to comply with one or the other of these tests. Because some of our companies are not majority-owned subsidiaries, and because we own or may in the future own 25% or less of the voting securities of a number of our companies, changes in the value of our interests in our companies and the income/loss attributable to our companies could subject us to regulation under the Investment Company Act unless we take precautionary steps. For example, in order to avoid having excessive income from “non-controlled” interests, we may choose not to sell minority interests we would otherwise want to sell or we may have to generate non-investment income by selling interests in companies that we are considered to control. We may also need to ensure that we retain majority interests or at least 25% ownership interests in our companies after any issuance by our companies of additional equity in offerings, acquisitions or other dilutive transactions. In addition, we may have to acquire additional income or loss generating majority-owned or controlled interests that we might not otherwise have chosen to acquire or may not be able to acquire “non-controlling” interests in companies that we would otherwise want to acquire. We cannot be certain that we will be able to preserve our percentage ownership at or near current levels. Our ownership levels may also be affected if these companies or our other companies are acquired by third parties. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively managing, operating and promoting collaboration by and among our companies.

Accounting conventions may require us to change the presentation of our financial statements

      We consolidate the results of operations of 11 companies, CompuCom, Tangram Enterprise Solutions, SOTAS, Agari Mediaware, Alliance, aligne Strategy, Lever8 Solutions, Pacific Title and Arts Studio, Mantas, Protura Wireless and ChromaVision, because we own more than 50% of the outstanding voting securities.

      At December 31, 2002, we owned approximately 59% of the aggregate voting interests of CompuCom. If our voting ownership of CompuCom were to decrease below 50% as a result of the issuance of stock in an acquisition or other transaction, we may no longer be able to consolidate the results of operations of CompuCom with our results of operations that would cause our revenues to decline significantly. CompuCom had revenue of $1.6 billion during 2002.

Our companies could make business decisions that are not in our best interests or with which we do not agree, which could impair the value of our company interests

      Although we generally seek a controlling equity interest and participation in the management of our companies, we may not be able to control significant business decisions of our companies. We may have shared control or no control over some of our companies. In addition, although we currently own a controlling interest in many of our companies, we may not maintain this controlling interest. Acquisitions of interests in companies in which we share control or have no control or the dilution of our interests in, and control over, companies will involve additional risks that could cause the performance of our interests and our operating results to suffer, including:

•	the management of a company having economic or business interests or objectives that are different than ours; and

•	companies not taking our advice with respect to the financial or operating difficulties that they may encounter.

      Our inability to prevent dilution of our ownership interests in our companies or our inability to otherwise have a controlling influence over the management and operations of our companies could have an adverse impact on our status under the Investment Company Act. Our inability to adequately control our companies also could prevent us from assisting them, financially or otherwise, or could prevent us from liquidating our interests in them at a time or at a price that is favorable to us. Additionally, our companies may not collaborate with each other or act in ways that are consistent with our business strategy. These factors could hamper our ability to maximize returns on our interests and cause us to recognize losses on our interests in companies.

RISKS RELATED TO OUR COMPANIES

Our companies face intense competition, which could adversely affect their business, financial condition, results of operations and prospects of growth

      There is intense competition in the technology marketplace, and we expect competition to intensify in the future. Our companies compete against companies outside our network of companies. Additionally, the intense competition within the technology marketplace may cause our companies to compete among themselves. Our business, financial condition, results of operations and prospects for growth will be materially adversely affected if our companies are not able to compete successfully with companies outside our family of companies or compete among themselves. Many of the present and potential competitors may have greater financial, technical, marketing and other resources than those of our companies. This may place our companies at a disadvantage in responding to the offerings of their competitors, technological changes or changes in client requirements. Also, our companies may be at a competitive disadvantage because many of their competitors have greater name recognition, more extensive client bases and a broader range of product offerings.

Our companies may fail if they do not adapt to the rapidly changing technology marketplace

      If our companies fail to adapt to rapid changes in technology and customer and supplier demands, they may not become or remain profitable. There is no assurance that the products and services of our companies will achieve or maintain market penetration or commercial success, or that the businesses of our companies will be successful.

      The technology marketplace is characterized by:

•	rapidly changing technology;

•	evolving industry standards;

•	frequent new products and services;

•	shifting distribution channels; and

•	changing customer demands.

      Our future success will depend on our companies’ ability to adapt to this rapidly evolving marketplace. They may not be able to adequately or economically adapt their products and services, develop new products and services or establish and maintain effective distribution channels for their products and services. If our companies are unable to offer competitive products and services or maintain effective distribution channels, they will sell fewer products and services and forego potential revenue, possibly causing them to lose money. In addition, we and our companies may not be able to respond to the rapid technology changes in an economically efficient manner, and our companies may become or remain unprofitable.

Certain of our companies have a history of operating losses or limited operating history and may never be profitable

      Certain of our companies have a history of operating losses or limited operating history, have significant historical losses and may never be profitable. Certain of these companies have incurred substantial costs to develop and market their products, have incurred net losses and cannot fund their cash needs from operations. We expect that the operating expenses of these companies will increase substantially in the foreseeable future as they continue to develop products, increase sales and marketing efforts and expand operations.

Many of our companies may grow rapidly and may be unable to manage their growth

      We expect many of our companies to grow rapidly. Rapid growth often places considerable operational, managerial and financial strain on a business. To successfully manage rapid growth, our companies must, among other things:

•	rapidly improve, upgrade and expand their business infrastructures;

•	scale-up manufacturing operations;

•	attract and maintain qualified personnel; and

•	maintain adequate levels of liquidity.

      If our companies are unable to manage their growth successfully, their ability to respond effectively to competition and to achieve or maintain profitability will be adversely affected.

Some of our companies may be unable to protect their proprietary rights and may infringe on the proprietary rights of others

      Our companies assert various forms of intellectual property protection. This intellectual property may constitute an important part of our companies’ assets and competitive strengths. Federal law, most typically, copyright, patent, trademark and trade secret, generally protects intellectual property rights. Although we expect the companies will take reasonable efforts to protect the rights to this intellectual property, the complexity of international trade secret, copyright, trademark and patent law, coupled with the limited resources of these companies and the demands of quick delivery of products and services to market, create a risk that their efforts will prove inadequate. Some of our companies also license intellectual property from third parties and it is possible that they could become subject to infringement actions based upon the intellectual property licensed from those third parties. Our companies generally obtain representations as to the origin and ownership of such licensed intellectual property; however, this may not adequately protect them. Any claims against our companies’ proprietary rights, with or without merit, could subject our companies to costly litigation and the diversion of their technical and management personnel. If our companies incur costly litigation and their personnel are not effectively deployed, the expenses and losses incurred by our companies will increase and their profits, if any, will decrease.

Certain of our companies could face legal liabilities from claims made against their products or work

      The manufacture and sale of certain of our company products entails an inherent risk of product liability arising from an inaccurate or allegedly inaccurate test or diagnosis. Certain of our companies maintain product liability insurance. Although none of our companies to date have experienced any material losses, there can be no assurance that they will be able to maintain or acquire adequate product liability insurance in the future and any product liability claim could have a material adverse effect on our companies’ revenues and income. In addition, many of the engagements of our companies involve projects that are critical to the operation of their clients’ businesses. If our companies fail to meet their contractual obligations, they could be subject to legal liability, which could adversely affect their business, operating results and financial condition. The provisions our companies typically include in their contracts, which are designed to limit their exposure to legal claims relating to their services, and the applications they develop may not protect our companies or may not be enforceable. Also, as consultants, our companies depend on their relationships with their clients and their reputation for high caliber professional services and integrity to retain and attract clients. As a result claims made against their work may be even more damaging.

The current significant economic downturn could impact the results of operations of our service companies

      The results of operations of our service companies are affected by the level of business activity of their clients, which in turn is affected by the levels of economic activity in the industries and markets that they serve. In addition, the business of our service companies tends to lag behind economic cycles in an industry. As a result of the continuing difficult economic environment, some clients have reduced or deferred expenditures for consulting services and our service companies have also experienced increasing pricing pressure over the last year, which has eroded revenues of our service companies.

Our companies’ success depends on their ability to attract and retain qualified personnel

      Our companies are dependent upon their ability to attract and retain senior management and key personnel, including trained technical and marketing personnel. Our companies will also need to continue to hire additional personnel as they expand. A shortage in the availability of the requisite qualified personnel would limit the ability of our partner companies to grow, to increase sales of their existing products and services and to launch new products and services.

Government regulations and legal uncertainties may place financial burdens on the businesses of our companies

      Failure to comply with applicable requirements of the FDA or comparable regulation in foreign countries can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Manufacturers of medical diagnostic devices are subject to strict federal regulation regarding validation and the quality of manufacturing facilities. Failure to comply with these quality regulation systems requirements could result in civil or criminal penalties or enforcement proceedings, including the recall of a product or a “cease distribution” order requiring our company to stop placing its products in service or selling. The enactment of any additional laws or regulations that affect healthcare insurance policy and reimbursement could negatively affect our companies.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in companies in the technology industries, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities (except the Tellabs transactions, which were completed in August 2002). Based on closing market prices at December 31, 2002, the fair market value of our holdings in public securities was approximately $236 million. A 20% decrease in equity prices would result in an approximate $47 million decrease in the fair value of our publicly traded securities. At December 31, 2002 the value of the collateral securing the Musser loan was $14.5 million. A 20% decline in the fair value of the underlying collateral would result in a charge of approximately $2.9 million.

      CompuCom is exposed to interest rate risk primarily through its receivables securitization and working capital facilities. CompuCom utilizes borrowings on these facilities to meet its working capital needs and other financing needs. At December 31, 2002, the securitization facility had borrowings of approximately $60 million, and there were no borrowings on the working capital facility. If CompuCom’s effective interest rate were to increase by 100 basis points, or 1.00%, CompuCom’s annual financing expense would increase by approximately $0.6 million based on CompuCom’s average balances utilized under its facilities during 2002.

Our share of this increase would be approximately $0.4 million after deduction for minority interest but before income taxes.

Item 8.	Financial Statements and Supplementary Data

      The following Consolidated Financial Statements, and the related Notes thereto, of Safeguard Scientifics, Inc. and the Report of Independent Auditors as filed as a part of this Form 10-K.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Safeguard Scientifics, Inc.:

      We have audited the accompanying Consolidated Balance Sheets of Safeguard Scientifics, Inc. (the “Company”) and subsidiaries as of December 31, 2002 and 2001, and the related Consolidated Statements of Operations, Shareholders’ Equity, Comprehensive Income (Loss) and Cash Flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS 142, “Goodwill and Intangible Assets” on January 1, 2002 and adopted SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” as amended on January 1, 2001.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 12, 2003, except for Note 22, which is as of March 12, 2003

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

/s/ Christopher J. Davis

Safeguard Scientifics, Inc.

Christopher J. Davis, Managing Director and Chief Financial Officer

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2002	2001

	(In thousands except per
	share data)
ASSETS
Current Assets
Cash and cash equivalents	$254,779	$298,095
Restricted cash	3,634	8,033
Short-term investments	9,986	—
Trading securities	832	205,553
Accounts receivable, less allowances ($3,523-2002; $3,266-2001)	179,668	157,661
Inventories	30,181	32,084
Income tax receivable	—	62,346
Prepaid expenses and other current assets	13,045	14,796

Total current assets	492,125	778,568
Property and equipment, net	38,610	59,320
Ownership interests in and advances to affiliates	74,859	132,940
Available-for-sale securities	4,548	4,822
Intangible assets, net	18,580	11,670
Goodwill, net	206,815	159,540
Deferred taxes	1,210	3,240
Note receivable — related party	14,482	25,046
Other	17,437	17,117

Total Assets	$868,666	$1,192,263

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$11,517	$7,761
Accounts payable	121,793	125,121
Accrued expenses and deferred revenue	116,669	124,438
Other current liabilities	—	171,804

Total current liabilities	249,979	429,124
Long-term debt	1,998	20,138
Minority interest	130,384	112,746
Other long-term liabilities	14,032	11,579
Convertible subordinated notes	200,000	200,000
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10.00 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 119,450 and 118,154 shares issued and outstanding in 2002 and 2001, respectively	11,945	11,815
Additional paid-in capital	738,282	743,885
Accumulated deficit	(476,867)	(326,384)
Accumulated other comprehensive income	2,522	1,968
Treasury stock, at cost (33 shares-2002; 381 shares-2001)	(129)	(11,528)
Unamortized deferred compensation	(3,480)	(1,080)

Total shareholders’ equity	272,273	418,676

Total Liabilities and Shareholders’ Equity	$868,666	$1,192,263

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands except per share data)
Revenue
Product sales	$1,289,353	$1,552,999	$2,457,572
Service sales	372,132	345,606	291,355
Other	24,069	27,063	22,299

Total revenue	1,685,554	1,925,668	2,771,226

Operating Expenses
Cost of sales — product	1,168,948	1,392,845	2,257,624
Cost of sales — service	241,150	224,556	184,218
Selling and service	131,308	144,047	150,351
General and administrative	141,501	171,006	200,051
Depreciation and amortization	32,882	40,748	33,462
Restructuring	—	—	5,417

Total operating expenses	1,715,789	1,973,202	2,831,123

	(30,235)	(47,534)	(59,897)
Other income (loss), net	(11,724)	(41,332)	93,105
Impairment — related party (Note 1)	(11,434)	—	—
Interest income	8,260	12,339	18,097
Interest and financing expense	(24,085)	(30,134)	(41,897)

Income (loss) before income taxes, minority interest, equity loss and change in accounting principle	(69,218)	(106,661)	9,408
Income taxes (expense) benefit	(7,418)	6,842	100,323
Minority interest	(1,453)	(3,334)	(2,213)
Equity loss	(51,004)	(395,947)	(319,922)

Net loss before change in accounting principle	(129,093)	(499,100)	(212,404)
Cumulative effect of change in accounting principle	(21,390)	—	—

Net Loss	$(150,483)	$(499,100)	$(212,404)

Basic Loss Per Share:
Prior to cumulative effect of change in accounting principle	$(1.10)	$(4.26)	$(1.86)
Cumulative effect of change in accounting principle	(0.18)	—	—

	$(1.28)	$(4.26)	$(1.86)

Diluted Loss Per Share:
Prior to cumulative effect of change in accounting principle	$(1.12)	$(4.27)	$(1.87)
Cumulative effect of change in accounting principle	(0.18)	—	—

	$(1.30)	$(4.27)	$(1.87)

Weighted Average Shares Outstanding — Basic and Diluted	117,736	117,290	114,068

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Net Loss	$(150,483)	$(499,100)	$(212,404)

Other Comprehensive Income (Loss), Before Taxes:
Unrealized holding losses in available-for-sale securities	(964)	(8,404)	(33,120)
Reclassification adjustments	1,817	12,528	(37,416)
Related Tax (Expense) Benefit:
Unrealized holding losses in available-for-sale securities	337	2,941	11,591
Reclassification adjustments	(636)	(4,385)	13,096

Other Comprehensive Income (Loss)	554	2,680	(45,849)

Comprehensive Loss	$(149,929)	$(496,420)	$(258,253)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
				Retained	Other
	Common Stock		Additional	Earnings	Comprehensive	Treasury Stock		Unamortized
			Paid-In	(Accumulated	Income			Deferred
	Shares	Amount	Capital	Deficit)	(Loss)	Shares	Amount	Compensation	Total

	(In thousands)
Balance — December 31, 1999	104,749	$10,475	$133,969	$385,120	$45,137	—	$—	$—	$574,701
Net loss				(212,404)	—	—	—	—	(212,404)
Issuance of common stock, net	12,807	1,280	611,460	—	—	—	—	—	612,740
Stock options exercised, net	363	36	(3,320)	—	—	(174)	5,515	—	2,231
Tax benefit of stock option exercises	—	—	4,099	—	—	—	—	—	4,099
Issuance of common stock for acquisitions	160	16	6,874	—	—	(87)	2,643	—	9,533
Repurchase of common stock	—	—	—	—	—	1,528	(46,486)	—	(46,486)
Other	75	8	5,864	—	—	—	—	—	5,872
Other comprehensive loss	—	—	—	—	(45,849)	—	—	—	(45,849)

Balance — December 31, 2000	118,154	11,815	758,946	172,716	(712)	1,267	(38,328)	—	904,437
Net loss	—	—	—	(499,100)	—	—	—	—	(499,100)
Stock options exercised, net	—	—	(5,367)	—	—	(186)	5,636	—	269
Tax benefit of stock option exercises	—	—	88	—	—	—	—	—	88
Issuance of common stock for acquisitions	—	—	(6,652)	—	—	(317)	9,579	—	2,927
Issuance of restricted stock, net	—	—	(9,634)	—	—	(383)	11,585	(1,951)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	871	871
Acceleration of vesting of stock options	—	—	6,149	—	—	—	—	—	6,149
Issuance of common stock to non- employees	—	—	355	—	—	—	—	—	355
Other comprehensive income	—	—	—	—	2,680	—	—	—	2,680

Balance — December 31, 2001	118,154	11,815	743,885	(326,384)	1,968	381	(11,528)	(1,080)	418,676
Net loss	—	—	—	(150,483)	—	—	—	—	(150,483)
Issuance of restricted stock, net	1,296	130	(5,723)	—	—	(348)	11,399	(5,806)	—
Acceleration of vesting of stock options	—	—	120	—	—	—	—	—	120
Amortization of deferred compensation	—	—	—	—	—	—	—	3,406	3,406
Other comprehensive income	—	—	—	—	554	—	—	—	554

Balance — December 31, 2002	119,450	$11,945	$738,282	$(476,867)	$2,522	33	$(129)	$(3,480)	$272,273

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Operating Activities
Net loss	$(150,483)	$(499,100)	$(212,404)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	32,882	40,748	33,462
Deferred income taxes	674	36,182	(128,191)
Equity loss	51,004	395,947	319,922
Other (income) loss, net	11,724	41,332	(93,105)
Impairment — related party	11,434	—	—
Non-cash compensation charges	3,406	1,227	12,603
Tax benefit of stock option exercises	—	(88)	(4,099)
Cumulative effect of change in accounting principle	21,390	—	—
Minority interest	(3,139)	2,000	1,328
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	(2,773)	176,952	(1,960)
Inventories	1,632	60,426	51,639
Income tax receivable	63,473	(47,872)	—
Accounts payable, accrued expenses and other	(18,273)	8,858	(46,016)

Net cash provided by (used in) operating activities	22,951	216,612	(66,821)
Investing Activities
Proceeds from sales of available-for-sale and trading securities	13,273	19,365	98,649
Proceeds from sales of and distributions from affiliates	24,738	101,638	77,079
Advances to affiliates	(4,397)	(17,019)	(32,293)
Repayment of advances to affiliates	—	406	15,550
Acquisitions of ownership interests in affiliates and subsidiaries, net of cash acquired	(79,254)	(68,984)	(478,729)
Acquisitions by subsidiaries, net of cash acquired	—	(122,150)	(750)
Advances to related party	(618)	(26,630)	—
Repayments of advances to related party	1,556	2,694	—
Decrease (increase) in short-term investments and restricted cash	(5,587)	81,695	(86,230)
Proceeds from sale of building	17,672	—	617
Capital expenditures	(11,524)	(23,328)	(15,511)
Other, net	(1,874)	(3,152)	1,044

Net cash used in investing activities	(46,015)	(55,465)	(420,574)
Financing Activities
Borrowings on revolving credit facilities	8,562	28,026	1,301,001
Repayments on revolving credit facilities	(13,713)	(26,299)	(1,301,857)
Borrowings on long-term debt	919	4,447	2,981
Repayments on long-term debt	(18,347)	(3,600)	(2,726)
Repurchase of Company common stock	—	—	(46,486)
Issuance of Company common stock, net	—	269	614,971
Issuance of subsidiary common stock, net	2,327	904	2,899

Net cash provided by (used in) financing activities	(20,252)	3,747	570,783

Net (Decrease) Increase in Cash and Cash Equivalents	(43,316)	164,894	83,388
Cash and Cash Equivalents at beginning of period	298,095	133,201	49,813

Cash and Cash Equivalents at end of period	$254,779	$298,095	$133,201

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Significant Accounting Policies

Description of the Company

      Safeguard is an operating company that seeks to create long-term value by taking controlling interests in and developing our companies through superior operations and management. Currently, Safeguard has acquired and operates businesses that provide business decision and life science software based solutions products and services that have reached the “time-to-volume” stage of development. Time-to-volume is the process of building an efficient company around a commercially viable product with distribution channels, sales and marketing organization, and a corporate infrastructure that has the capability to grow rapidly and achieve market success. Safeguard provides the resources to address the challenges facing our companies and enable these companies to capitalize on their potential opportunities. These resources include capital, management and operational expertise. Safeguard believes that its experience in developing and operating technology companies enables it to identify and attract companies with the greatest potential for success and to assist these companies to become market leaders and create value for Safeguard and its shareholders. Safeguard’s existing strategic subsidiaries focus on one or more of the following vertical markets: financial services, healthcare and pharmaceutical, manufacturing, retail and distribution, and telecommunications. Safeguard may acquire other time-to-volume technology companies complementary to its existing companies and markets. Safeguard also owns a number of legacy companies.

Basis of Presentation

      The Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which it directly or indirectly owns more than 50% of the outstanding voting securities. The Company’s wholly owned subsidiaries include aligne, Lever8 Solutions (formerly K Consultants and Palarco) and Alliance Consulting (acquired December 13, 2002). aligne and Lever8 merged into Alliance on January 1, 2003. The Company’s Consolidated Statements of Operations, Comprehensive Loss and Cash Flows also include the following majority-owned subsidiaries:

Year Ended December 31, 2002

Agari Mediaware Aptas (through March 2002) ChromaVision Medical Systems (since June 2002) CompuCom Systems Mantas (since April 2002)	Pacific Title and Arts Studio Protura Wireless SOTAS Tangram Enterprise Solutions

Year Ended December 31, 2001

Agari Mediaware (since October 2001) Aptas (since October 2001) CompuCom Systems	Pacific Title and Arts Studio (since August 2001) SOTAS Tangram Enterprise Solutions

Year Ended December 31, 2000

CompuCom Systems SOTAS	Tangram Enterprise Solutions Arista Knowledge Systems (through July 2000)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s Consolidated Balance Sheets also include the following majority-owned subsidiaries:

December 31, 2002	December 31, 2001

Agari Mediaware	Agari Mediaware
ChromaVision Medical Systems	Aptas
CompuCom Systems	CompuCom Systems
Mantas	Pacific Title and Arts Studio
Pacific Title and Arts Studio	SOTAS
Protura Wireless	Tangram Enterprise Solutions
SOTAS
Tangram Enterprise Solutions

Principles of Accounting for Ownership Interests in Affiliates

      The Company’s ownership interests in its affiliates are accounted for under three methods: consolidation, equity and cost. The applicable accounting method is generally determined based on the Company’s voting interest in the entity.

      Consolidation Method. The companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities are accounted for under the consolidation method of accounting. If this majority ownership is likely to be temporary, the Company accounts for the company under the equity method. Under the consolidation method, our company’s results of operations are included within the Company’s Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated. Participation of our other company shareholders in the income or losses of our consolidated company is reflected in Minority Interest in the Consolidated Statements of Operations.

      Equity Method. The companies whose results are not consolidated, but over whom the Company exercises significant influence, or for whom majority voting ownership is likely to be temporary, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to the company depends on an evaluation of several factors including, among others, representation on the company’s Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the company, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the company’s results of operations are not reflected within the Company’s Consolidated Statements of Operations; however, the Company’s share of the income or loss of the company is reflected in Equity Loss in the Consolidated Statements of Operations. The Company recognizes its share of losses to the extent it has a cost basis in the investee or outstanding commitments or guarantees. Prior to January 1, 2002, Equity Loss in the Consolidated Statements of Operations included the amortization of the excess of the cost of the Company’s interest in the company over its equity in the underlying net assets determined at the date of acquisition. This excess was generally amortized over a 3 to 10 year period. The Company has adopted SFAS 142 “Goodwill and Other Intangible Assets”, which required that this excess no longer be amortized but instead tested for impairment at least annually. The Company also accounts for its interests in some private equity funds under the equity method of accounting, based on its respective general and limited partner interests.

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

      Impairment. On a continuous basis, but no less frequently than at the end of each quarterly period, the Company evaluates the carrying value of its ownership interests in and advances to each affiliate for possible

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest in and advances to the affiliate relative to its carrying value, the financial condition and prospects of the affiliate and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. Management then determines whether there has been an other than temporary decline in the carrying value of its ownership interest in the affiliate. Impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value of our ownership interests in and advances to our privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies, or the value negotiated with the company’s founders. The fair value of our ownership interests in private equity funds is generally determined based on the value of our pro rata portion of the funds’ net assets. Impairment charges associated with equity method companies are included in Equity Loss in the Consolidated Statements of Operations. Impairment charges related to consolidated and cost method companies are included in Other Income (Loss), Net in the Consolidated Statements of Operations. The new cost basis of an affiliate is not written-up if circumstances suggest the value of the company has subsequently recovered.

Cash and Cash Equivalents, Short-Term Investments and Restricted Cash

      The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits that are readily convertible into cash. Short-term investments consists of certificates of deposits at December 31, 2002. Restricted cash is primarily invested in money market instruments.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments

      The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended on January 1, 2001. Derivative financial instruments are recognized at fair value in the statement of financial position, and the corresponding gains or losses be reported either in the statements of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. If the derivative is determined to be a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are offset against the change in the fair value of the hedged assets, liabilities or firm commitments through the statement of operations or recognized in other comprehensive income until the hedge item is recognized in the statements of operations. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company has no derivative financial instruments at December 31, 2002.

Financial Instruments

      The Company’s financial instruments, principally cash and cash equivalents, short-term investments, restricted cash, accounts receivable, notes receivable, accounts payable, accrued expenses and other current liabilities are carried at cost which approximates fair value due to the short-term maturity of these instruments. The Company’s long-term debt is carried at cost which approximates fair value as the debt bears interest at rates approximating current market rates. At December 31, 2002, the market value of the Company’s convertible subordinated notes was approximately $124 million based on quoted market prices.

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

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Provision for depreciation and amortization is based on the estimated useful lives of the assets (buildings and leasehold improvements, 3 to 30 years; machinery and equipment, 3 to 10 years) and is computed using the straight-line method.

Goodwill, net

      The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) on January 1, 2002. SFAS 142 requires that goodwill no longer be amortized but instead tested for impairment at least annually. The adoption resulted in a $21.8 million goodwill impairment loss in the Business and IT services reporting unit (a component of the Company’s Strategic Private Companies segment) at January 1, 2002. Also, as a result of the adoption of SFAS 142, approximately $1.3 million of negative goodwill associated with a CompuCom acquisition was written off as of January 1, 2002. The Company’s share of this adjustment, net of income taxes, was $0.4 million. The net cumulative effect of change in accounting principle of $21.4 million is reflected on the Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets, net

      The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) on January 1, 2002. SFAS 142 requires that intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value. Purchased in-process research and development (“IPR&D”) represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above criteria must be charged to expense as part of the allocation of the purchase price of the business combination.

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

Recoverability of Notes Receivable — Related Party

      In May 2001, the Company consummated a definitive agreement with our former Chairman and CEO, Mr. Musser, under which the Company loaned him $26.5 million. The loan bears interest at an annual rate of 7% and became payable on a limited basis on January 1, 2003. Safeguard sent Mr. Musser a demand notice and, when no payment was received, a default notice. In conjunction with the original loan, Mr. Musser granted the Company security interests in securities and real estate as collateral. As of December 31, 2002, the value of the collateral pledged by Mr. Musser to secure the loan had an approximate value of $14.5 million compared to the loan’s carrying value of $25.9 million and the Company concluded that the decline in the collateral was other than temporary. Based on the information available to us, the Company also concluded that Mr. Musser may not have sufficient personal assets to satisfy the outstanding balance due under the loan when the loan becomes full recourse against Mr. Musser on April 30, 2006. At December 31, 2002 the Company has impaired the loan by $11.4 million to the estimated value of the collateral that we hold. The Company does not accrue interest when a note is considered impaired. When the ultimate collectibility of the principal balance of the impaired note is in doubt, all cash receipts from impaired notes are applied to reduce the principal amount of such note until the principal has been fully recovered and is recognized as interest income, thereafter. The Company will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis.

Revenue Recognition

      The Company derives revenue from two primary sources: (i) sale of products, both merchandise and software licenses; and (ii) services, which includes consulting services, including the implementation of software license products, and software maintenance. Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time of shipment. Provision is made at the time the related revenue is recognized for estimated product returns, which historically have been immaterial. Shipping and handling revenues are included in product revenues and costs are included in product costs. Revenue earned from services is recognized ratably over the contractual period or as services are performed. Certain services

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are performed under fixed-price service contracts. Revenue from these contracts are recognized on the percentage-of-completion method based on the percentage that incurred costs-to-date bear to the estimated total costs after giving effect to the most recent estimates of total cost. Losses expected to be incurred on jobs in process are charged to income in the period such losses become known. Amounts received from customers in excess of revenues recognized are classified as current liabilities. Deferred revenue represents contractual billings or collections on contracts in advance of performance of services and is recognized as revenue as the related service is performed based upon the applicable revenue recognition methodology.

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

Vendor Programs

      CompuCom participates in certain manufacturers’ customer specific rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for the product and then claim a rebate from the manufacturer to reduce the final cost. These rebates are then passed on to the customer in the form of a reduced sales price. The amounts due from manufacturers under such customer specific rebate programs are recorded as a reduction to Accounts payable on the Consolidated Balance Sheets.

      CompuCom participates in certain programs provided by various suppliers that enable it to earn volume incentives. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction of cost of sales when earned. CompuCom also receives vendor reimbursements that offset certain training, promotional and marketing costs incurred by CompuCom. These amounts are recorded as Accounts receivable on the Consolidated Balance Sheets, and any amounts received in excess of the actual amounts incurred is recorded as a reduction of cost of sales.

Interest and Financing Expense

      Interest and financing expense consist of interest incurred on borrowings by the Company and its subsidiaries, and discounts on the sale of receivables by CompuCom.

Stock-Based Compensation

      The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations for stock options and other stock-based awards while disclosing pro forma net income and net income per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company may elect to adopt the recognition provisions of SFAS 148 for stock-based compensation in fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148 at December 31, 2002.

      The Company, its subsidiaries and its companies accounted for under the equity method apply APB 25 and related interpretations in accounting for stock option plans, which are described more fully in Note 12. Had compensation cost been recognized consistent with SFAS 123, the Company’s consolidated net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

		Year Ended December 31,

		2002	2001	2000

		(In thousands except per
		share amounts)
Consolidated net income (loss)	As reported	$(150,483)	$(499,100)	$(212,404)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(5,613)	(28,407)	(36,942)

	Pro forma	$(156,096)	$(527,507)	$(249,346)

Income (loss) per share
Basic	As reported	$(1.28)	$(4.26)	$(1.86)
	Pro forma	$(1.33)	$(4.69)	$(2.20)
Diluted	As reported	$(1.30)	$(4.27)	$(1.87)
	Pro forma	$(1.35)	$(4.70)	$(2.21)
Per share weighted average fair value of stock options issued on date of grant		$1.56	$2.69	$12.08

Defined Contribution Plans

      Defined contribution plans are contributory and cover eligible employees of the Company and certain subsidiaries. The Company and certain subsidiaries generally match from 50% to 100% of the first 3% to 6% of employee contributions to these plans. Additionally, the Company may make annual discretionary contributions to a defined contribution pension plan based on a participant’s eligible compensation. Amounts expensed relating to these plans were $3.6 million in 2002 and $3.7 million in 2001 and 2000.

      Before 1989, the Company offered certain directors and officers a deferred compensation plan. All contributions to the plan were completed by the end of 1988. Upon retirement (or an earlier date in certain cases) or upon termination of service as a director, each participant is entitled to receive, as a level payment over 15 years or as a lump sum, an amount equal to the total credits to his account plus an investment growth factor (10.5% at December 31, 2002). The liability under this plan at December 31, 2002 of $0.8 million is included in Other Long-Term Liabilities on the Consolidated Balance Sheets at December 31, 2002. As of January 1, 2003, this plan has been terminated.

Income Taxes

      Income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Loss Per Share

      Net loss per share (EPS) is computed on net loss using the weighted average number of common shares outstanding during each year. Diluted EPS includes common stock equivalents (unless anti-dilutive) which would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income of such transactions. Diluted EPS calculations adjust net loss for the dilutive effect of common stock equivalents and convertible securities issued by the Company’s public subsidiaries or equity affiliates.

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

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation. In accordance with EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out of Pocket’ Expenses Incurred”, the Company reclassified out-of-pocket expenses reimbursed by clients as revenue and reported related costs in general and administrative expense in the Consolidated Statements of Operations. This reclassification had no effect on net income or loss. In addition, in accordance with SFAS 141, “Business Combinations”, identifiable intangible assets have been presented apart from goodwill.

Segment Information

      The Company reports segment data based on the management approach which designates the internal reporting which is used by management for making operating decisions and assessing performance as the source of the company’s reportable operating segments.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. Under SFAS 146, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flow. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. The Interpretation expands on the disclosure requirements to be made in interim and annual financial statements. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Interpretation also requires that a liability measured at fair value be recognized for guarantees even if the probability of payment on the guarantee is remote. The provision for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company will adopt the provisions of FASB Interpretation No. 45 in the first quarter of 2003. The Company does not anticipate that the adoption will have a material impact on its financial statements.

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses the appropriate accounting by vendors for arrangements that will result in the delivery of multiple products, services and/or rights to assets that may occur over a period of time. The Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not anticipate that the adoption will have a material impact on its financials.

      In January 2003, the FASB issued Interpretation No. 46, which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interest in variable interest entities obtained after January 31, 2003. The Company is currently evaluating the impact of the adoption of this consensus on the Company’s consolidated financial statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Business Combinations

Acquisitions by the Company

      In December 2002, the Company acquired 100% of Alliance Consulting for $54.5 million in cash paid to the selling shareholders and $1.2 million in transaction related costs. Alliance is an IT consulting firm that architects and implements digital enterprise strategies for its clients by building and integrating information technology across every line of business. The Company has not completed the allocation of the purchase price of the acquisition of Alliance Consulting. Therefore, the allocation of the purchase price could be adjusted once the valuation of assets acquired and liabilities assumed is completed.

      In June 2002, the Company acquired a majority ownership interest in ChromaVision Medical Systems for $16.2 million in cash, including $9.8 million used to purchase shares of preferred stock from existing shareholders. In July and August 2002, the Company acquired additional shares of ChromaVision for $1.2 million. ChromaVision’s product, Automated Cellular Imaging Systems, substantially improves the accuracy, sensitivity and reproducibility of cell imaging. The Company’s allocation of aggregate purchase price for the acquisition is summarized in the table below:

Fixed Assets	$1.7
Identifiable Intangibles	5.3
Acquired In-Process Research and Development	1.1
Goodwill	9.3

Total Purchase Price	$17.4

The total identifiable intangible assets of $5.3 million will be amortized over their weighted average useful lives (4 years) and the total fixed assets will be depreciated over their weighted average useful lives (4 years). The acquired in-process research and development costs were charged to earnings in the fourth quarter of 2002. The amount was determined by identifying research projects for which technological feasibility has not been established and for which there is no alternative future use. In-Process R&D represented five projects in process at ChromaVision relating to software and hardware improvements and related applications development which, by definition, may not have an alternative future use.

      In April 2002, the Company acquired a majority ownership interest in Mantas for $14.5 million in cash. Mantas provides comprehensive monitoring and analysis of financial transactions to detect and discover behaviors of interest through its software products. The Company’s allocation of the aggregate purchase price for the acquisition was $4.9 million to identifiable intangible assets, which are being amortized over a four year period and $9.6 million to goodwill.

      In January 2002, the Company acquired a majority ownership interest in Protura Wireless for $4 million in cash. Protura has developed patent-pending technology that makes it possible for cellular manufacturers to switch from cumbersome external antennas to Protura internal antennas without losing performance. The Company has not completed the allocation of purchase price of the acquisition of Protura Wireless due to the reduction of carrying value to zero within the first year of majority ownership.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Acquisitions by Subsidiaries

      During 2001, CompuCom consummated four business combinations (collectively, “the 2001 acquisitions”). These business combinations are being accounted for as purchases and, accordingly, the Consolidated Financial Statements reflect the operations of the acquired entities since their acquisition dates. The aggregate purchase price of the 2001 acquisitions, net of cash acquired, was approximately $121 million. CompuCom’s allocation of the aggregate purchase price for the 2001 acquisitions consisted of approximately $93 million to current assets, $1 million to non-current assets, $31 million to goodwill, $6 million to intangible assets with definite useful lives and $10 million to current liabilities. CompuCom used available cash to finance the 2001 acquisitions. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, approximately $1.3 million of negative goodwill associated with the 2001 MicroAge Technology Services, L.L.C. acquisition was recognized in the Consolidated Statements of Operations in the first quarter of 2002 as a cumulative effect of a change in accounting principle. The impact on the Company’s results, net of tax, was $0.4 million.

Pro Forma Financial Information

      The following unaudited pro forma financial information presents the combined results of operations of the Company as if the acquisitions had occurred as of the beginning of the periods presented, after giving effect to certain adjustments, including amortization of intangibles with definite useful lives, increased interest and financing expense on debt related to the CompuCom acquisitions and related income tax effects. The pro forma results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented and are not intended to be a projection of future results.

	Year Ended December 31,

	2002	2001

	(In thousands except per
	share data)
Total revenues	$1,774,349	$2,087,070
Net loss	$(157,012)	$(511,196)
Diluted loss per share	$(1.36)	$(4.37)

3.     Trading Securities

      The fair market value of trading securities consisted of the following:

	As of December 31,

	2002	2001

	(In thousands)
Tellabs	$—	$175,728
VerticalNet	832	14,732
Palm	—	14,211
Other	—	882

	$832	$205,553

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Property and Equipment

      Property and equipment consisted of the following:

	As of December 31,

	2002	2001

	(In thousands)
Land, building and improvements	$11,420	$34,045
Machinery and equipment	122,823	110,305

	134,243	144,350
Accumulated depreciation and amortization	(95,633)	(85,030)

	$38,610	$59,320

5.     Ownership Interests in and Advances to Affiliates

      The following summarizes the carrying value of the Company’s ownership interests in and advances to affiliates accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at December 31, 2002 and 2001.

	As of December 31,

	2002	2001

	(In thousands)
Equity Method
Public Companies	$23,181	$32,178
Non-Public Companies	5,057	23,923
Private Equity Funds	36,377	62,168

	64,615	118,269
Cost Method
Non-Public Companies	6,420	7,950
Private Equity Funds	3,824	6,221
Advances to Affiliates	—	500

	$74,859	$132,940

      The market value of the Company’s public companies accounted for under the equity method was $53 million at December 31, 2002 and $161 million at December 31, 2001. Of the total decline in market value, $28 million relates to ChromaVision, which is not included in the equity ownership balance at December 31, 2002, as it was consolidated effective in June 2002. A total of $35.6 million relates to a decline in the value of our holdings in Sanchez Computer Associates. The remaining decline is due to an overall decline in market valuations as a result of current economic conditions.

      At December 31, 2002 and 2001, the Company’s carrying value in its companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $6 million and $39 million, respectively, which is included in Ownership Interests In and Advances to Affiliates on the Consolidated Balance Sheets.

      During management’s ongoing review of the recoverability of recorded carrying values versus fair value, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable. In 2002, 2001 and 2000, the Company recorded impairment charges totaling $20.0 million, $85.6 million and $129.0 million, respectively, for companies accounted for under the equity method. The

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of the impairment charge was determined by comparing the carrying value of the affiliate to fair value. Impairment charges associated with equity method companies are included in Equity Loss on the Consolidated Statements of Operations. Impairment charges related to cost method companies were $18.1 million, $50.3 million and $19.7 million for the years ended December 31, 2002, 2001 and 2000. These impairment charges are included in Other Income (Loss), Net on the Consolidated Statements of Operations.

      The following unaudited summarized financial information for our companies accounted for under the equity method at December 31, 2002, 2001 and 2000 has been compiled from the unaudited financial statements of our respective companies and reflects certain historical adjustments. Revenue and net income of the company are excluded for periods prior to the year of acquisition.

	As of December 31,

	2002	2001

	(In thousands)
Balance Sheets
Current assets	$121,547	$226,631
Non-current assets	102,786	135,992

Total Assets	$224,333	$362,623

Current liabilities	$69,878	$106,052
Non-current liabilities	21,890	16,617
Shareholders’ equity	132,565	239,954

Total Liabilities and Shareholders’ Equity	$224,333	$362,623

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Results of Operations
Revenue:
Public companies	$166,624	$198,030	$921,461
Non-public companies	87,678	89,824	132,633

	$254,302	$287,854	$1,054,094

Net Income (Loss)	$13,062	$(240,726)	$(500,808)

6.     Goodwill and Other Intangible Assets

      In accordance with SFAS 142, approximately $1.3 million of negative goodwill associated with a CompuCom acquisition was written off as of January 1, 2002. The Company’s share of this adjustment, net of income taxes, was $0.4 million and was recognized in the Consolidated Statements of Operations as a cumulative effect of a change in accounting principle during the year ended December 31, 2002.

      Additionally, under SFAS No. 142 the Company was required to test all existing goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002. The Company completed the required testing during the second quarter of 2002. As a result, the Company reported a $21.8 million goodwill impairment loss in the Business and IT services reporting unit (a component of the Company’s Strategic Private Companies segment). The fair value of that reporting unit was determined by estimating the present value of future cash flows and by reviewing the valuations of comparable public companies. In accordance

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with SFAS 142, this loss was recognized in the Consolidated Statements of Operations as a cumulative effect of a change in accounting principle during the year ended December 31, 2002.

      Purchased in-process research and development (“IPR&D”) represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above criteria must be charged to expense as part of the allocation of the purchase price of the business combination. For the year ended December 31, 2002, $1.1 million was expensed.

	Year Ended December 31,

	2002	2001	2000

	(In thousands except per share data)
Impact on Statements of Operations:
Net loss before change in accounting principle	$(129,093)	$(499,100)	$(212,404)
Add back goodwill amortization — consolidated companies	—	12,562	8,457
— equity method companies	—	25,186	28,190

Adjusted net loss before change in accounting principle	(129,093)	(461,352)	(175,757)
Cumulative effect of change in accounting principle	(21,390)	—	—

Adjusted net loss	$(150,483)	$(461,352)	$(175,757)

Impact on Basic Loss Per Share:
Net loss before change in accounting principle	$(1.10)	$(4.26)	$(1.86)
Add back goodwill amortization — consolidated companies	—	0.12	0.07
— equity method companies	—	0.21	0.25

Adjusted net loss before change in accounting principle	(1.10)	(3.93)	(1.54)
Cumulative effect of change in accounting principle	(0.18)	—	—

Adjusted net loss	$(1.28)	$(3.93)	$(1.54)

Impact on Fully Diluted Loss Per Share:
Net loss before change in accounting principle	$(1.12)	$(4.27)	$(1.87)
Add back goodwill amortization — consolidated companies	—	0.11	0.07
— equity method companies	—	0.21	0.25

Adjusted net loss before change in accounting principle	(1.12)	(3.95)	(1.55)
Cumulative effect of change in accounting principle	(0.18)	—	—

Adjusted net loss	$(1.30)	$(3.95)	$(1.55)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of changes in the carrying amount of goodwill by segment:

		Other	Public
	Strategic	Private	Companies
	Private	Companies	(excluding		Total
	Companies	and Funds	CompuCom)	CompuCom	Segments

	(In thousands)
Balance at December 31, 2001	$53,344	$2,502	$1,415	$102,279	$159,540
Cumulative change in accounting principle — negative goodwill	—	—	—	1,253	1,253
Cumulative change in accounting principle — impairment test	(21,815)	—	—	—	(21,815)
Additions	64,121	—	9,253	1,357	74,731
Deconsolidation	—	(2,173)	—	—	(2,173)
Impairment charges	(4,392)	(329)	—	—	(4,721)

Balance at December 31, 2002	$91,258	$—	$10,668	$104,889	$206,815

      Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite useful lives:

	December 31, 2002

		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net

	(In thousands)
Customer-related	6 - 11 years	$15,467	$9,107	$6,360
Contract-related	2 - 3 years	2,840	1,382	1,458
Technology-related	2 - 17 years	14,071	3,309	10,762

Total		$32,378	$13,798	$18,580

	December 31, 2001

		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net

	(In thousands)
Customer-related	6 - 11 years	$15,467	$6,690	$8,777
Contract-related	2 - 3 years	2,840	171	2,669
Technology-related	2 - 17 years	373	149	224

Total		$18,680	$7,010	$11,670

      Amortization expense for consolidated companies related to intangible assets other than goodwill was $6.8 million and $2.2 million for the years ended December 31, 2002 and 2001, respectively. The following

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

table provides estimated future amortization expense related to intangible assets (assuming there is not a writedown or equity losses associated with these intangible assets causing an acceleration of expense):

Total

(In thousands)
2003	$6,196
2004	5,511
2005	3,596
2006	1,470
2007 and thereafter	1,807

$18,580

7.     Financial Instruments

      In 1999, the Company entered into two forward sale contracts related to 3.4 million shares of its holdings in Tellabs common stock. The Company pledged these shares to Tellabs under contracts that expired in March and August 2002 and, in return, received approximately $139 million of cash. At maturity, the Company was required to deliver cash or Tellabs stock with a value determined by the stock price of Tellabs at maturity.

      The forward sale contracts were considered derivative financial instruments that had been designated as fair value hedging instruments under SFAS 133. The Company’s objective relative to the use of these hedging instruments was to limit the Company’s exposure to and benefits from price fluctuations in the underlying equity securities. At December 31, 2001, the fair value of its holdings in Tellabs and the value of the forward sale contracts were included in the caption Trading Securities on the Consolidated Balance Sheets. The Company accounted for the forward sale arrangements as hedges and had determined that the hedges were highly effective. Changes in the value of the hedge instrument were substantially offset by changes in the value of the underlying securities. The hedging of the Tellabs common stock was part of the Company’s overall risk management strategy, which includes the preservation of cash and the value of securities used to fund ongoing operations and future acquisition opportunities. The Company does not hold or issue any derivative financial instruments for trading purposes.

      The net gain recognized during the year ended December 31, 2002 was $1.5 million. This amount reflects a $23.3 million gain on the change in the fair value of the hedging contract, reduced by a $21.8 million loss on the change in fair value of the Tellabs holdings. The net loss recognized during the year ended December 31, 2001 was $11.7 million. This amount reflects a $128.5 million gain on the change in the fair value of the hedging contract, reduced by a $140.2 million loss on the change in fair value of the Tellabs holdings. These gains (losses) are reflected in Other Income (Loss), Net in the Consolidated Statements of Operations.

      In March 2002, the Company settled $91 million of the liability entered into in connection with the first hedge of its Tellabs holdings by delivering 2.0 million shares of Tellabs. In August 2002, the Company settled the remaining liability of $87 million by delivering the remaining 1.4 million shares. These settlements resulted in a reduction of Trading Securities and Other Current Liabilities of $178 million, and had no impact on the Company’s cash balances.

8.     Long-term Debt

      In May 2002, the Company entered into a revolving credit facility providing for borrowings, issuances of letters of credit and guarantees of up to $25 million. This credit facility matures in May 2003 and bears interest at the prime rate (4.25% at December 31, 2002) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125% which is subject to reduction based on deposits maintained at

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the bank. The facility requires cash collateral equal to two times any outstanding amounts under the facility. This facility provides the Company additional flexibility to implement its strategy and support its companies. At December 31, 2002, a standby letter of credit of $0.1 million was outstanding. As of December 31, 2002, a guarantee totaling $5.0 million related to a company credit facility was outstanding.

      In February 2003, the Company issued a guarantee in favor of a consolidated company in the amount of $3 million. This reduces the availability under the Company’s $25 million revolving credit facility.

      As discussed in Note 16, the Company sold its headquarters facility to a third party and utilized proceeds to pay down $13 million in mortgage obligations.

      Parent company and other recourse debt for the year ended December 31, 2002 includes primarily mortgage obligations ($3.9 million), bank credit facilities ($5.9 million) and capital lease obligations ($0.4 million). These obligations bear interest at fixed rates between 4.25% to 9.0%, and variable rates of prime plus 1%.

      Parent company and other recourse debt for the year ended December 31, 2001 includes primarily mortgage obligations ($17.3 million), bank credit facilities ($4.8 million) and capital lease obligations ($0.1 million). These obligations bear interest at fixed rates between 7.75% and 9.75%, and variable rates consisting of 72% of the prime rate (4.75% at December 31, 2001) or LIBOR (2.5% at December 31, 2001) plus 1.9%.

      At December 31, 2002, CompuCom has a $25 million working capital facility and a $100 million receivables securitization facility. Consistent with its financing requirements, during 2002 CompuCom reduced the receivables securitization facility from $125 million to $100 million and reduced the working capital facility from $50 million to $25 million. The working capital facility, which initially had a May 2002 maturity date but has been extended to a March 2003 maturity date, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects to renew the working capital facility no later than its expiration in March 2003. Availability under the facility is subject to a borrowing base calculation. As of December 31, 2002, availability under the working capital facility was $25 million with no outstanding amounts. The securitization facility’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable to a consolidated, wholly owned special purpose subsidiary (SPS). The SPS has sold and, subject to certain conditions, may from time to time sell an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. CompuCom records these transactions as sales of accounts receivable. These sales are reflected as reductions of accounts receivable on the Consolidated Balance Sheets and are included in net cash provided by operating activities on the Consolidated Statements of Cash Flows. Amounts outstanding as sold receivables as of December 31, 2002 consisted of two certificates totaling $60 million. Within the context of the securitization, each certificate is issued from a separate facility, each facility set at $50 million. One $50 million facility, with an October 2003 maturity date, has one certificate issued for $50 million. The other $50 million facility, which initially had an April 2002 maturity date, was renewed in October 2002 to a revised October 2005 maturity date and has one certificate issued for $10 million. The amount outstanding as sold receivables as of December 31, 2001 consisted of two certificates totaling $74 million, one certificate for $24 million with an April 2002 maturity date and one certificate for $50 million with an October 2003 maturity date. Both facilities are subject to CompuCom’s compliance with selected financial covenants and ratios. At December 31, 2002 and 2001, CompuCom was in compliance with their covenants.

      Subsidiary debt for the year ended December 31, 2002 includes bank credit facilities ($0.1 million), term loans ($2.4 million) and capital lease obligations ($0.8 million) of our consolidated companies. These

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations bear interest at fixed rates ranging between 9.5% and 12.0% and variable rates consisting of the prime rate plus 1%.

      Subsidiary debt for the year ended December 31, 2001 includes bank credit facilities ($0.7 million), term loans ($3.5 million) and capital lease obligations ($1.5 million) of our consolidated companies. These obligations bear interest at fixed rates ranging between 7.5% and 12.0% and variable rates consisting of the prime rate plus 1%.

      Aggregate maturities of long-term debt during future years are (in millions): $11.5 — 2003; $1.7 — 2004; $0.2 — 2005; $0.1 — 2006; and $0.0 — thereafter.

9.     Convertible Subordinated Notes

      In June 1999, the Company issued $200 million of 5% convertible subordinated notes due June 15, 2006. Interest is payable semi-annually. The notes are redeemable in whole or in part at the option of the Company on or after June 18, 2002, for a maximum of 102.5% of face value depending on the date of redemption and subject to certain restrictions. The notes are convertible into the Company’s common stock subject to adjustment under certain conditions including rights offerings and Safeguard Subscription Programs to the Company’s shareholders. Pursuant to the terms of the notes, the conversion rate of the notes at December 31, 2002 was $24.1135 of principal amount per share.

10.     Accrued Expenses and Deferred Revenue

      Accrued expenses and deferred revenue consisted of the following:

	As of December 31,

	2002	2001

	(In thousands)
Accrued payroll and payroll taxes	$35,651	$35,761
Accrued cost of software and licenses	21,942	35,412
Deferred revenue	18,292	14,324
Accrued restructuring charge	1,303	1,861
Other	39,481	37,080

	$116,669	$124,438

      In the fourth quarter of 1998 and the first quarter of 2000, CompuCom effected restructuring plans designed to reduce its cost structure. At December 31, 2002 and 2001, $1.3 million and $1.9 million related to leases is included in Accrued Expenses and Deferred Revenue on the Consolidated Balance Sheets.

11.     Shareholders’ Equity

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

      The Company purchased $46 million of its common stock in the open market in 2000 at an average price of $30.42.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock

      Shares of preferred stock, par value $10 per share, are voting and are issuable in one or more series with rights and preferences as to dividends, redemption, liquidation, sinking funds, and conversion determined by the Board of Directors. At December 31, 2002 and 2001, there were one million shares authorized and none outstanding.

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

12.     Stock-Based Compensation

      In 2001, the Company’s Board of Directors approved up to 4.2 million shares for issuance under the 2001 Associates Equity Compensation Plan to persons other than directors and executive officers of the Company. In 2002, the number of shares approved under the plan was increased to 5.4 million. The Company’s 1999 Equity Compensation Plan provides for the grant of stock options, restricted stock awards, stock appreciation rights, performance units and other stock-based awards to employees, directors and consultants, with 9.0 million shares reserved for issuance. In 1999, the Company granted 300,000 options outside of existing option plans. Generally, outstanding options vest over four years after the date of grant and expire eight years after the date of grant. To the extent allowable, all grants are incentive stock options. All options granted under the plans to date have been at prices which have been equal to the fair market value at the date of grant. At December 31, 2002, the Company reserved 14.1 million shares of common stock for possible future issuance under its equity compensation plans. Several subsidiaries and most of our companies also maintain equity compensation plans for their employees and directors.

      In 2002, the Company made an offer to its employees to exchange stock options held by these employees for restricted shares of the Company’s stock. Under the exchange program, each employee with an outstanding stock option with an exercise price in excess of $15.00 per share was offered the opportunity to exchange the options for shares of restricted stock. In order to participate in the exchange, a participant had to exchange all eligible options held. The shares of restricted stock were issued on January 22, 2002, and vested on the later of July 22, 2002, or the date on which the unvested eligible option exchanged for the restricted shares would have vested. Vesting will be accelerated upon certain circumstances. Until the restricted stock vests, the shares are generally subject to forfeiture in the event an employee leaves the Company for a reason other than a termination without cause. As a result of the exchange, the Company issued 537,878 shares of restricted stock in January 2002 in return for 2,038,071 stock options that were canceled.

      Approximately $2.0 million of non-cash deferred compensation associated with this restricted stock is being expensed as the restricted stock vests, and will be reduced to the extent that a participant forfeits his or

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

her shares of restricted stock received in the exchange prior to vesting. The deferred compensation charge is unaffected by future changes in the price of the common stock.

      Option activity is summarized below:

		Weighted
		Average
	Shares	Exercise Price

	(In thousands)
Outstanding at January 1, 2000	7,097	$19.28
Options granted	5,909	18.22
Options exercised	(567)	6.60
Options canceled/forfeited	(410)	22.47

Outstanding at December 31, 2000	12,029	19.22
Options granted	2,520	3.76
Options exercised	(186)	1.44
Options canceled/forfeited	(1,891)	22.87

Outstanding at December 31, 2001	12,472	15.80
Options granted	3,000	2.15
Options canceled — option exchange program	(2,038)	36.94
Other options canceled/forfeited	(2,030)	15.43

Outstanding at December 31, 2002	11,404	8.50

Options exercisable at year-end	6,358
Shares available for future grant	2,719

      The following summarizes information about the Company’s stock options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable

		Weighted Average	Weighted		Weighted
	Number	Remaining	Average		Average
Range of	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices	(In thousands)	(In years)	Price	(In thousands)	Price

$1.25 - $ 2.12	2,686	7.3	$1.70	274	$2.12
2.17 - 4.79	2,364	6.7	3.66	432	4.63
5.28 - 7.00	2,666	5.9	5.35	2,178	5.33
7.10 - 14.84	2,621	3.5	11.14	2,567	11.21
20.00 - 30.47	423	5.3	28.23	327	28.28
30.98 - 50.98	644	4.5	44.07	580	43.49

$1.25 - $50.98	11,404	5.7	$8.50	6,358	$12.18

      In addition to restricted stock issued under the option exchange program, the Company issued shares of restricted stock to employees in 2001 and 2002. During 2001 and 2002, the Company issued 0.4 million and 1.3 million shares of restricted stock to employees with a value on the date of grant of $2.1 million and $4.5 million, respectively, which was recorded as deferred compensation. The restricted stock vests over periods ranging from two to four years. Compensation expense is recognized on a straight-line basis over the

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vesting period and is reduced to the extent that a participant forfeits shares of restricted stock received prior to vesting. The deferred compensation charge is unaffected by future changes in the price of the common stock.

      Total compensation expense for restricted stock issuances was $3.4 million and $0.7 million for the years ended December 31, 2002 and 2001, respectively. Unamortized compensation expense related to restricted stock issuances at December 31, 2002 is $3.5 million.

      In addition to the restricted stock grants discussed above, the Company issued 0.9 million of deferred stock units to senior executives in December 2002. Deferred stock units are payable in stock, on a one-for-one basis. Payments in respect of the deferred stock units are distributable not earlier than one year after the vesting. The value of these deferred stock units was $1.6 million based on the fair value of the stock as of the date of grant. The deferred stock units vest over four years. During the year ended December 31, 2002, $0.1 million of expense was recorded related to the deferred stock units. The related liability of $0.1 million is included in Other Long-Term Liabilities on the Consolidated Balance Sheets.

      In 2001, the Company modified certain stock options as a result of severance agreements. Additionally, included in options granted in 2001 are options granted to non-employee consultants. These options vested immediately and have a term of four years. The fair value of these options was determined using the Black-Scholes method assuming a volatility of 77%, a dividend yield of 0%, an average expected option life of four years and a risk-free interest rate of 4.6%. The Company recorded $0.4 million general and administrative expenses in 2001 related to these transactions.

      In 2000, the Company modified certain stock options as a result of severance agreements. Additionally, included in options granted in 2000 are 97,500 options granted to non-employee consultants. These options vested immediately and have a term of four years. The fair value of these options was determined using the Black-Scholes method assuming a volatility of 75%, a dividend yield of 0%, an average expected option life of four years and a risk-free interest rate of 6.75%. The Company also granted 75,000 shares of its common stock with a fair value on the date of grant of $48.21 per share. These shares vested immediately. The Company recorded general and administrative expenses of $12.1 million in 2000 related to the above transactions.

      The following range of assumptions were used by the Company, its subsidiaries and its companies accounted for under the equity method to determine the fair value of stock options granted in 2002, 2001 and 2000 using the Black-Scholes option-pricing model:

	Year Ended December 31,

	2002	2001	2000

Company
Dividend yield	0%	0%	0%
Expected volatility	90-95%	90%	77%
Average expected option life	5 Years	5 years	5 Years
Risk-free interest rate	2.6% to 5.0%	4.0% to 5.1%	5.0% to 6.5%

	Year Ended December 31,

	2002	2001	2000

Subsidiaries and Equity Method Companies
Dividend yield	0%	0%	0%
Expected volatility	0% to 212%	0% to 183%	0% to 157%
Average expected option life	4 to 10 years	3 to 10 years	2 to 10 years
Risk-free interest rate	1.8% to 5.68%	1.8% to 6.7%	5.0% to 6.8%

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Income Taxes

      The provision (benefit) for income taxes is as follows:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Current
Federal	$6,410	$(43,410)	$27,118
State	592	386	750
Deferred, primarily federal	416	36,182	(128,191)

	$7,418	$(6,842)	$(100,323)

      Total income tax benefit differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income taxes as a result of the following:

	Year Ended December 31,

	2002	2001	2000

Statutory tax benefit	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) in taxes resulting from:
Non-deductible goodwill amortization	—	0.5	0.6
Non-deductible compensation	—	—	0.5
State taxes, net of federal tax benefit	(0.1)	—	0.2
Valuation allowance	40.9	32.7	—
Other	0.3	0.4	1.6

	6.1%	(1.4)%	(32.1)%

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the non-current deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,

	2002	2001

	(In thousands)
Deferred tax assets:
Subsidiary/investee carrying values	$127,817	$249,451
Accounts receivable and inventories, reserves and tax capitalized costs	4,194	3,632
Tax loss and credit carryforwards	133,005	82,915
Other	12,954	4,224

Gross deferred tax assets	277,970	340,222
Valuation allowance	(256,844)	(212,651)

Deferred assets	21,126	127,571

Deferred tax liabilities:
Subsidiary/investee carrying values	(4,664)	(112,600)
Accelerated depreciation	(785)	(2,464)
Other comprehensive income	—	(1,061)
Intangible assets	(4,890)	(2,010)
Other	(5,763)	(4,799)

Deferred tax liabilities	(16,102)	(122,934)

Net deferred tax asset	$5,024	$4,637

      The net deferred tax asset of $5.0 million and $4.6 million at December 31, 2002 and 2001 is included in Deferred Income Taxes of $1.2 million and $3.2 million at December 31, 2002 and 2001 and in Prepaid Expenses and Other Current Assets of $3.8 million and $1.4 million at December 31, 2002 and 2001 on the Consolidated Balance Sheets.

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

      As of December 31, 2002, the Company had federal net operating loss carryforwards and federal capital loss carryforwards of approximately $105 million and $95 million, respectively. The net operating loss carryforwards expire in various amounts from present year to 2022. The capital loss carryforwards begin to expire in 2006. The Company also had, through its subsidiaries that are not consolidated for tax purposes, additional loss carryforwards of $180.3 million, which expire in various amounts from 2003 to 2022. Limitations on utilization of both the net operating loss carryforward and capital loss carryforward may apply. Accordingly, valuation allowances have been provided to account for the potential limitations on utilization of these tax benefits.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recognized that it is more likely than not that certain future tax benefits may not be realized as a result of current and future

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income. Accordingly, the valuation allowance has been increased in the current year to reflect lower than anticipated net deferred tax asset utilization.

14.     Net Loss Per Share

      The calculations of net loss per share were:

	Year Ended December 31,

	2002	2001	2000

	(In thousands except per share data)
Basic:
Net loss before cumulative effect of change in accounting principle	$(129,093)	$(499,100)	$(212,404)
Cumulative effect of change in accounting principle	(21,390)	—	—

Net loss	$(150,483)	$(499,100)	$(212,404)

Average common shares outstanding	117,736	117,290	114,068

Basic before cumulative effect of change in accounting principle	$(1.10)	$(4.26)	$(1.86)
Cumulative effect of change in accounting principle	(0.18)	—	—

Basic after cumulative effect of change in accounting principle	$(1.28)	$(4.26)	$(1.86)

Diluted:
Net loss before cumulative effect of change in accounting principle	$(129,093)	$(499,100)	$(212,404)
Effect of public holdings	(2,912)	(1,433)	(590)

Adjusted net loss	$(132,005)	$(500,533)	$(212,994)

Average common shares outstanding	117,736	117,290	114,068

Diluted before cumulative effect of change in accounting principle	$(1.12)	$(4.27)	$(1.87)

Net loss after cumulative effect of change in accounting principle	$(150,483)	$(499,100)	$(212,404)
Effect of public holdings	(2,993)	(1,433)	(590)

Adjusted net loss	$(153,476)	$(500,533)	$(212,994)

Average common shares outstanding	117,736	117,290	114,068

Diluted after cumulative effect of change in accounting principle	$(1.30)	$(4.27)	$(1.87)

      If a consolidated or equity method public company has dilutive options or securities outstanding, diluted net loss per share is computed first by deducting from net loss the income attributable to the potential exercise of the dilutive options or securities of the company. This impact is shown as an adjustment to net loss for purposes of calculating diluted net loss per share.

      The computation of average common shares outstanding for the years ended December 31, 2002 and 2001 excludes 1.6 million and 0.4 million shares of non-vested restricted stock, which will be included in the computation when they vest.

      Approximately 0.2 million, 0.2 million and 2.6 million weighted average common stock equivalents related to stock options were excluded from the denominator in the calculation of diluted loss per share for the years ended December 31, 2002, 2001 and 2000 because their effect was anti-dilutive. Approximately 8.3 million shares representing the weighted average effect of assumed conversion of the convertible

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subordinated notes were excluded in all periods presented from the denominator in the calculation of diluted loss per share because their effect was anti-dilutive.

15.     Related Party Transactions

      The Company’s affiliates have transactions in the normal course of business with other affiliates. For example, CompuCom recorded total revenues of approximately $0.2, $0.8 million, and $4.2 million in 2002, 2001 and 2000, respectively, from the Company and its affiliates. Additionally, CompuCom incurred consulting-related expenses of $0.1 million, $0.1 million and $1.1 million in 2002, 2001 and 2000, respectively, for services provided by affiliates of the Company. Additionally, the Company leased space to certain affiliates.

      In May 2001, the Company consummated a definitive agreement with our former Chairman and CEO, Mr. Musser, under which the Company loaned him $26.5 million. The loan bears interest at an annual rate of 7% and became payable on a limited basis on January 1, 2003. Safeguard sent Mr. Musser a demand notice and, when no payment was received, a default notice. In conjunction with the original loan, Mr. Musser granted the Company security interests in securities and real estate as collateral. As of December 31, 2002, the value of the collateral pledged by Mr. Musser to secure the loan had an approximate value of $14.5 million compared to the loan’s carrying value of $25.9 million and the Company concluded that the decline in the collateral was other than temporary. Based on the information available to us, we also concluded that Mr. Musser may not have sufficient personal assets to satisfy the outstanding balance due under the loan when the loan becomes full recourse against Mr. Musser on April 30, 2006. At December 31, 2002, the Company have impaired the loan by $11.4 million to the value of the collateral that we hold. The Company will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis.

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

      The CEO of Internet Capital Group, of which the Company owns a 13% voting interest, is a member of the Company’s Board of Directors.

      The Company’s Chairman is the President and CEO of TL Ventures. The Company has invested or committed a total of $67 million in the seven TL Ventures and EnerTech Capital funds. The Company owns less than 7% of the partnership interests of each of these funds.

16.     Commitments and Contingencies

Litigation Arising Out Of The Initial Public Offering of Opus360 Corporation

      Beginning in April 2001, the Company, CompuCom and a former officer of the Company who served as a Director of Opus360 Corporation, were named in putative class actions filed in federal court in New York. The plaintiffs alleged material misrepresentations and/or omissions in connection with the initial public offering of Opus360 Corporation stock on April 7, 2000.

      On October 2, 2002, the court granted the motion to dismiss filed by Safeguard and CompuCom with respect to the claims under Section 11 and 12 of the Securities Act of 1933. The court also granted the motion to dismiss filed by all defendants due to the absence of any material misstatement or omission in the prospectus and registration statement (without prejudice to repleading within 30 days). On October 30, 2002, plaintiffs served their second amended consolidated class action complaint. The amended complaint does not name Safeguard or CompuCom as defendants and thus there is no pending actions against Safeguard or

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CompuCom. It remains unclear whether plaintiffs will seek to appeal the dismissal of their claims against Safeguard and CompuCom at the conclusion of the still-pending action against the remaining defendants.

Safeguard Scientifics Securities Litigation

      On June 26, 2001, the Company and Warren V. Musser, the Company’s former Chairman, were named as defendants in a putative class action filed in federal court in Philadelphia. Plaintiffs allege that defendants failed to disclose that Mr. Musser had pledged some or all of his Safeguard stock as collateral to secure margin trading in his personal brokerage accounts. Plaintiffs allege that defendants’ failure to disclose the pledge, along with their failure to disclose several margin calls, a loan to Mr. Musser, the guarantee of certain margin debt and the consequences thereof on Safeguard’s stock price, violated the federal securities laws. Plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

      On August 17, 2001, a second putative class action was filed against the Company and Mr. Musser asserting claims similar to those brought in the first proceeding. In addition, plaintiffs in the second case allege that the defendants failed to disclose possible or actual manipulative aftermarket trading in the securities of Safeguard’s companies, the impact of competition on prospects for one or more of Safeguard’s companies and the Company’s lack of a superior business plan.

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

      In October 2002, the Company sold its corporate campus, which included its corporate headquarters building for approximately $6 million in net cash proceeds. The Company entered into a seven year operating lease on the headquarters building. The gain on the headquarters transaction was deferred and is being amortized over the term of the lease agreement.

      The Company and its subsidiaries conduct a portion of their operations in leased facilities and lease machinery and equipment under leases expiring at various dates to 2019. Total rental expenses under operating leases was $15.3 million, $15.1 million and $14.4 million in 2002, 2001 and 2000, respectively. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2002, are (in millions): $14.6 — 2003, $11.0 — 2004, $7.9 — 2005, $6.6 — 2006; $6.4  — 2007 and $51.3 thereafter.

      In connection with its ownership interests in certain affiliates, the Company has guarantees of $21 million at December 31, 2002, of which $17 million relates to guarantees of our consolidated companies. A total of $8 million of debt associated with its guarantees have been recorded on the consolidated companies’ Balance Sheets at December 31, 2002. Additionally, we have committed capital of approximately $38 million, including commitments made in prior years to various affiliates, to be funded over the next several years, including approximately $11 million which is expected to be funded in the next year.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner to the fund for a further distribution to the fund’s limited partners (the “clawback”). Assuming the Funds in which the Company is a general partner are liquidated or dissolved on December 31, 2002 and the only value provided by the Funds is the carrying values represented on the December 31, 2002 financial statements, the maximum clawback the Company would be required to return for its general partner interests is $5.9 million. Management estimates its liability to be approximately $5.5 million. This amount is reflected in Other Long-Term Liabilities on the Consolidated Balance Sheets.

      The Company’s ownership in the general partner of the funds which have potential clawback liabilities range from 19-30%. The clawback liability is joint and several, such that the Company may be required to fund the clawback for other general partners should they default. The Funds have taken several steps to reduce the potential liabilities should other general partners default, including withholding all general partner distributions in escrow and adding rights of set-off among certain funds. The Company believes its liability under the default of other general partners is remote.

      The Company has entered into retention agreements with its six executive officers at December 31, 2002. These agreements provide for severance payments to the executive officer in the event the officer is terminated without cause or the officer terminates their employment for “good reason”. The amount of severance payment is a multiple of the executive’s salary and bonus. The applicable multiple ranges from 1.5 to 3.0 depending upon the officer’s position, the officer’s tenure, and whether or not a “change of control” has occurred. The agreement also provides for acceleration of vesting and extended exercise periods for certain equity grants to the officer and certain other rights. The maximum aggregate exposure under the agreements is $7.3 million at December 31, 3002.

17.     Parent Company Financial Information

      The Company’s Consolidated Financial Statements reflect all wholly owned subsidiaries, including aligne, Lever8 Solutions and Alliance Consulting, which are accounted for under the consolidation method of accounting.

      Parent company financial information is provided to present the financial position and results of operations of the Company as if the less than wholly owned consolidated companies were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies. Parent company financial statements include the results of the Company’s wholly owned subsidiaries, including aligne, Lever8 Solutions and Alliance Consulting.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Parent Company Balance Sheets

	As of December 31,

	2002	2001

	(In thousands)
Assets
Cash and cash equivalents	$112,714	$171,531
Restricted cash	3,634	8,033
Short-term investments	9,986	—
Trading securities	832	205,553
Income tax receivable	—	62,647
Other current assets	27,520	18,299

Total current assets	154,686	466,063
Ownership interests in and advances to affiliates	230,910	274,389
Available-for-sale securities	4,548	4,822
Note receivable — related party	14,482	25,046
Goodwill, net	93,055	44,143
Intangible assets, net	10,115	—
Other	11,526	26,866

Total Assets	$519,322	$841,329

Liabilities and Shareholders’ Equity
Current liabilities	$32,608	$23,632
Other current liabilities	—	171,804

Total current liabilities	32,608	195,436
Long-term debt	538	16,676
Other long-term liabilities	13,903	10,541
Convertible subordinated notes	200,000	200,000
Shareholders’ equity	272,273	418,676

Total Liabilities and Shareholders’ Equity	$519,322	$841,329

      In connection with its ownership interests in certain affiliates, the Company has guarantees of $21 million at December 31, 2002, of which $9 million relates to guarantees of our wholly owned subsidiaries. A total of $7 million of debt associated with its guarantees have been recorded on the consolidated companies’ Balance Sheets at December 31, 2002.

      Debt for the year ended December 31, 2002 includes primarily mortgage obligations ($3.9 million), bank credit facilities ($5.9 million), and capital lease obligations ($0.4 million). These obligations bear interest at fixed rates between 4.25% to 9.0%, and variable rates consisting of the prime rate plus 1%.

      Debt for the year ended December 31, 2001 includes primarily mortgage obligations ($17.4 million) and, bank credit facilities ($4.8 million). These obligations bear interest at fixed rates between 7.75% to 9.75%, and variable rates consisting of 72% of the prime rate (4.75% at December 31, 2001) or LIBOR (2.5% at December 31, 2001) plus 1.9%.

      Aggregate maturities of long-term debt during future years are (in millions): $9.7 — 2003; $0.3 — 2004; $0.2 — 2005; and $0.0 — thereafter.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Parent Company Statements of Operations

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Product sales	$259	$161	$—
Service sales	28,251	43,882	15,916
Other revenue	24,069	27,063	22,543

Total	52,579	71,106	38,459
Operating expenses:
Cost of sales	21,520	31,517	8,858
Selling	2,309	1,747	384
General and administrative	55,235	77,020	95,264
Depreciation and amortization	4,475	8,619	5,109

Total operating expenses	83,539	118,903	109,615

	(30,960)	(47,797)	(71,156)
Other income (loss), net	(16,867)	(41,332)	92,115
Interest and financing expense, net	(11,353)	(12,895)	(7,046)

Income (loss) before income taxes, equity loss and change in accounting principle	(59,180)	(102,024)	13,913
Income taxes benefit	(15)	9,740	102,462
Equity loss	(69,473)	(406,816)	(328,779)

Net loss before change in accounting principle	(128,668)	(499,100)	(212,404)
Cumulative effect of change in accounting principle	(21,815)	—	—

Net Loss	$(150,483)	$(499,100)	$(212,404)

      The Company’s share of income or losses of its less than wholly owned consolidated subsidiaries are reflected in Equity Loss.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Parent Company Statements of Cash Flows

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Operating Activities
Net loss	$(150,483)	$(499,100)	$(212,404)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	4,475	8,619	5,109
Deferred income taxes	—	37,622	(127,505)
Equity loss	69,473	406,816	328,779
Non-cash compensation charges	3,406	1,227	12,603
Tax benefit of stock option exercises	—	(88)	(4,099)
Other (income) loss, net	5,433	41,332	(92,115)
Impairment — related party	11,434	—	—
Cumulative effect of change in accounting principle	21,815	—	—
Cash provided by (used) by changes in working capital items:
Other receivables, net	3,186	(1,059)	4,270
Income tax receivable	62,647	(48,173)	—
Accounts payable, accrued expenses and other	(1,000)	22,238	13,549

Net cash provided (used in) operating activities	30,386	(30,566)	(71,813)
Investing Activities
Proceeds from sales of available-for-sale and trading securities	13,273	19,365	98,649
Proceeds from sales of and distributions from affiliates	24,738	101,638	74,199
Advances to affiliates	(5,697)	(18,619)	(32,293)
Repayment of advances to affiliates	—	1,331	15,550
Acquisitions of ownership interests in affiliates and subsidiaries, net of cash acquired	(118,703)	(77,736)	(478,729)
Advances to related party	(618)	(26,630)	—
Repayment of advances to related party	1,556	2,694	—
Decrease (increase) in short-term investments and restricted cash	(5,587)	81,695	(86,230)
Proceeds from sale of building	17,672	—	—
Capital expenditures	(1,546)	(817)	(5,136)
Other, net	368	(1,359)	3,015

Net cash provided by (used in) investing activities	(74,544)	81,562	(410,975)
Financing Activities
Borrowings on revolving credit facilities	—	—	100,000
Repayments on revolving credit facilities	(90)	—	(100,000)
Borrowings on long-term debt	—	4,029	55
Repayments on long-term debt	(14,569)	(1,537)	(1,514)
Repurchase of Company common stock	—	—	(46,486)
Issuance of Company common stock, net	—	269	614,971

Net cash provided by (used in) financing activities	(14,659)	2,761	567,026

Net (Decrease) Increase in Cash and Cash Equivalents	(58,817)	53,757	84,238
Cash and Cash Equivalents at beginning of period	171,531	117,774	33,536

Cash and Cash Equivalents at end of period	$112,714	$171,531	$117,774

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Supplemental Non-cash Financing and Investing Activities

      During the year ended December 31, 2001, the Company exchanged all of its holdings in Cambridge Technology Partners for shares of Novell. Also during the year ended December 31, 2001, the Company exchanged all of its holdings in ThinAirApps and Atlas Commerce for shares of Palm and VerticalNet, respectively.

      During the years ended December 31, 2002, 2001 and 2000, the Company converted $1.3 million, $8.9 million and $30.8 million, respectively, of advances to affiliates into ownership interests in affiliates.

      Interest paid in 2002, 2001 and 2000 was $14.0 million, $20.4 million and $28.9 million, respectively, of which $10.0 million in each year was related to the Company’s convertible subordinated notes.

      Cash paid for taxes in the years ended December 31, 2002, 2001 and 2000 was $11.1 million, $9.4 million and $28.2 million, respectively.

      As discussed in Note 2, the Company issued 0.3 million and 0.2 million shares of the Company’s common stock in 2001 and 2000, respectively, to acquire interests in companies.

      During the years ended December 31, 2002, 2001 and 2000, the Company received stock distributions from its interests in private equity funds with a fair value at the time of distribution of $0.1 million, $7.2 million and $56.0 million, respectively.

      In conjunction with the sale of its headquarters facility, the Company received a $2 million note.

19.     Operating Segments

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

      The following tables reflect our consolidated operating data by reportable segments. Each segment includes the results of the consolidated companies and records our share of income or losses for entities accounted for under the equity method. Segment results also include impairment charges, gains or losses related to the disposition of the companies and the mark to market of trading securities. All significant intersegment activity has been eliminated. Accordingly, segment results reported exclude the effect of transactions between us and our subsidiaries.

      Other items, which include corporate expenses, results of operations of disposed companies, goodwill amortization and income taxes, are reviewed by management independent of segment results.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2002

		Other	Public
	Strategic	Private	Companies
	Private	Companies	(Excluding		Total		Consolidated
	Companies	and Funds	CompuCom)	CompuCom	Segments	Other Items	Results

	(In thousands)
Revenue
Product sales	$12,587	$2,764	$4,890	$1,269,112	$1,289,353	$—	$1,289,353
Service sales	37,678	20,227	12,250	301,977	372,132	—	372,132
Other	31	23,969	—	—	24,000	69	24,069

Total revenue	50,296	46,960	17,140	1,571,089	1,685,485	69	1,685,554
Operating Expenses
Cost of sales — product	2,209	1,913	141	1,164,685	1,168,948	—	1,168,948
Cost of sales — service	25,846	13,645	1,657	200,002	241,150	—	241,150
Selling and service	27,048	3,376	13,253	87,631	131,308	—	131,308
General and administrative	15,991	27,601	4,536	69,435	117,563	23,938	141,501
Depreciation and amortization	2,940	3,075	4,688	18,232	28,935	3,947	32,882

Total operating expenses	74,034	49,610	24,275	1,539,985	1,687,904	27,885	1,715,789

	(23,738)	(2,650)	(7,135)	31,104	(2,419)	(27,816)	(30,235)
Other income (loss), net	(4,377)	7,319	(15,096)	—	(12,154)	430	(11,724)
Impairment — related party	—	—	—	—	—	(11,434)	(11,434)
Interest and financing expense, net	(411)	(767)	(3,379)	(477)	(5,034)	(10,791)	(15,825)

Income (loss) before income taxes, minority interest and change in accounting principle	(28,526)	3,902	(25,610)	30,627	(19,607)	(49,611)	(69,218)
Income taxes expense	—	—	—	—	—	(7,418)	(7,418)
Minority interest	5,499	262	4,411	(11,625)	(1,453)	—	(1,453)
Equity loss	(1,957)	(43,044)	(5,583)	—	(50,584)	(420)	(51,004)

Net income (loss) before change in accounting principle	(24,984)	(38,880)	(26,782)	19,002	(71,644)	(57,449)	(129,093)
Cumulative effect of change in accounting principle	(21,815)	—	—	425	(21,390)	—	(21,390)

Net Income (Loss)	$(46,799)	$(38,880)	$(26,782)	$19,427	$(93,034)	$(57,449)	$(150,483)

Total Assets	$146,841	$64,105	$49,348	$458,562	$718,856	$149,810	$868,666

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2001

		Other	Public
	Strategic	Private	Companies
	Private	Companies	(Excluding		Total		Consolidated
	Companies	and Funds	CompuCom)	CompuCom	Segments	Other Items	Results

	(In thousands)
Revenue
Product sales	$9,280	$2,522	$7,630	$1,533,567	$1,552,999	$—	$1,552,999
Service sales	45,582	10,794	7,308	281,922	345,606	—	345,606
Other	—	26,772	—	—	26,772	291	27,063

Total Revenue	54,862	40,088	14,938	1,815,489	1,925,377	291	1,925,668
Operating Expenses
Cost of sales — product	2,449	901	78	1,389,417	1,392,845	—	1,392,845
Cost of sales — service	33,576	7,124	1,766	182,090	224,556	—	224,556
Selling and service	11,988	2,820	9,510	119,729	144,047	—	144,047
General and administrative	11,926	27,806	2,337	86,657	128,726	42,280	171,006
Depreciation and amortization	3,437	1,621	3,334	22,729	31,121	9,627	40,748

Total operating expenses	63,376	40,272	17,025	1,800,622	1,921,295	51,907	1,973,202

	(8,514)	(184)	(2,087)	14,867	4,082	(51,616)	(47,534)
Other loss, net	—	(18,874)	(22,458)	—	(41,332)	—	(41,332)
Interest and financing expense, net	47	(89)	(212)	(3,308)	(3,562)	(14,233)	(17,795)

Income (loss) before income taxes, minority interest and equity loss,	(8,467)	(19,147)	(24,757)	11,559	(40,812)	(65,849)	(106,661)
Income taxes benefit	—	—	—	—	—	6,842	6,842
Minority interest	745	(188)	—	(3,891)	(3,334)	—	(3,334)
Equity loss	(3,390)	(119,423)	(167,915)	—	(290,728)	(105,219)	(395,947)

Net Income (Loss)	$(11,112)	$(138,758)	$(192,672)	$7,668	$(334,874)	$(164,226)	$(499,100)

Total Assets	$89,715	$113,422	$255,982	$446,615	$905,734	$286,529	$1,192,263

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2000

		Other	Public
	Strategic	Private	Companies
	Private	Companies	(excluding		Total		Consolidated
	Companies	and Funds	CompuCom)	CompuCom	Segments	Other Items	Results

	(In thousands)
Revenue
Product sales	$11,400	$—	$7,066	$2,439,106	$2,457,572	$—	$2,457,572
Service sales	13,293	—	6,531	271,531	291,355	—	291,355
Other	—	22,207	—	—	22,207	92	22,299

Total revenue	24,693	22,207	13,597	2,710,637	2,771,134	92	2,771,226
Operating expenses
Cost of sales — product	2,622	—	1,793	2,253,209	2,257,624	—	2,257,624
Cost of sales — service	9,816	—	2,115	172,287	184,218	—	184,218
Selling and service	8,004	—	7,033	134,182	149,219	1,132	150,351
General and administrative	6,963	17,689	3,678	99,040	127,370	72,681	200,051
Depreciation and amortization	1,734	266	2,606	21,863	26,469	6,993	33,462
Restructuring	—	—	—	5,417	5,417	—	5,417

Total operating expenses	29,139	17,955	17,225	2,685,998	2,750,317	80,806	2,831,123

	(4,446)	4,252	(3,628)	24,639	20,817	(80,714)	(59,897)
Other income, net	—	58,548	33,567	990	93,105	—	93,105
Interest and financing expense, net	(724)	160	(199)	(15,278)	(16,041)	(7,759)	(23,800)

Income (loss) before income taxes, minority interest and equity income (loss)	(5,170)	62,960	29,740	10,351	97,881	(88,473)	9,408
Income taxes benefit	—	—	—	—	—	100,323	100,323
Minority interest	973	—	—	(3,186)	(2,213)	—	(2,213)
Equity income (loss)	—	24,143	(128,316)	—	(104,173)	(215,749)	(319,922)

Net Income (Loss)	$(4,197)	$87,103	$(98,576)	$7,165	$(8,505)	$(203,899)	$(212,404)

Other Items

	As of December 31,

	2002	2001	2000

	(In thousands)
Corporate operations	$(50,031)	$(60,624)	$(80,174)
Results of operations — dispositions	—	(77,818)	(190,963)
Goodwill amortization	—	(32,626)	(33,085)
Income tax (expense) benefit	(7,418)	6,842	100,323

	$(57,449)	$(164,226)	$(203,899)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.     Selected Quarterly Financial Information (Unaudited)

	Three Months Ended,

	March 31	June 30	September 30	December 31

	(In thousands except per share data)
2002
Revenue	$350,804	$452,852	$443,056	$438,842
Total operating expenses	359,700	459,922	450,003	446,164

	(8,896)	(7,070)	(6,947)	(7,322)
Other income (loss), net	(5,531)	(3,397)	(4,476)	1,680
Impairment — related party (Note 1)	—	—	—	(11,434)
Interest expense, net	(5,445)	(3,251)	(5,635)	(1,494)

Net loss before income taxes, minority interest, equity loss and change in accounting principle	(19,872)	(13,718)	(17,058)	(18,570)
Income taxes	(1,118)	(1,944)	(2,168)	(2,188)
Minority interest	(841)	(608)	667	(671)
Equity loss	(18,907)	(17,639)	(4,691)	(9,767)

Net loss before change in accounting principle	(40,738)	(33,909)	(23,250)	(31,196)
Cumulative effect of change in accounting principle	(21,390)	—	—	—

Net loss	$(62,128)	$(33,909)	$(23,250)	$(31,196)

Basic Loss Per Share(a):
Prior to cumulative effect of change in accounting principle	$(0.35)	$(0.29)	$(0.20)	$(0.26)
Cumulative effect of change in accounting principle	(0.18)	—	—	—

	$(0.53)	$(0.29)	$(0.20)	$(0.26)

Diluted Loss Per Share:
Prior to cumulative effect of change in accounting principle	$(0.35)	$(0.29)	$(0.20)	$(0.27)
Cumulative effect of change in accounting principle	(0.18)	—	—	—

	$(0.53)	$(0.29)	$(0.20)	$(0.27)

2001
Revenue	$576,975	$515,024	$432,564	$401,105
Total operating expenses	586,904	523,605	446,139	416,554

	(9,929)	(8,581)	(13,575)	(15,449)
Other income (loss), net	(9,275)	(28,300)	(12,860)	9,103
Interest expense, net	(4,747)	(3,755)	(4,624)	(4,669)

Net loss before income taxes, minority interest and equity loss	(23,951)	(40,636)	(31,059)	(11,015)
Income taxes	9,257	(3,071)	587	69
Minority interest	(1,050)	(1,248)	(671)	(365)
Equity loss	(233,999)	(65,517)	(44,940)	(51,491)

Net loss	$(249,743)	$(110,472)	$(76,083)	$(62,802)

Net loss per share (a)
Basic	$(2.13)	$(0.94)	$(0.65)	$(0.54)
Diluted	$(2.13)	$(0.95)	$(0.65)	$(0.54)

(a)	Per share amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

21.     Trade and Vendor Accounts Receivable

      The following table summarizes the activity in the allowance for doubtful accounts:

(In thousands)
Balance, January 1, 2000	$5,604
Charged to costs and expenses	3,487
Charge-offs	(4,859)
Other	96

Balance, December 31, 2000	4,328
Charged to costs and expenses	889
Charge-offs	(2,251)
Other	300

Balance, December 31, 2001	3,266
Charged to costs and expenses	832
Charge-offs	(1,165)
Other	590

Balance, December 31, 2002	$3,523

22.     Subsequent Events

      From January 1, 2003 through March 12, 2003 the Company funded $2 million of commitments made prior to December 31, 2002. Additionally, from January 1, 2003 through March 12, 2003, the Company committed $11 million and funded $10 million to acquire ownership interests in or make advances to new and existing affiliates.

      On February 13, 2003, the Company issued a guarantee in favor of a consolidated company in the amount of $3 million. This reduces the availability under the Company’s $25 million revolving credit facility.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

			Director,
			Executive
			Officer or Key
Name	Age	Position(s)	Employee Since

Executive Officers:
Anthony L. Craig	57	President, Chief Executive Officer and Director	2001
Michael F. Cola	43	Managing Director, Corporate Operations	2002
Christopher J. Davis	50	Managing Director and Chief Financial Officer	2001
Anthony A. Ibargüen	43	Managing Director, Business & IT Services	2002
N. Jeffrey Klauder	50	Managing Director and General Counsel	2000
Directors:
Robert E. Keith, Jr.	61	Chairman of the Board	1996
Vincent G. Bell, Jr.	77	Director	1956
Walter W. Buckley, III	43	Director	2000
Julie A. Dobson	46	Director	2003
Robert A. Fox	73	Director	1981
George MacKenzie	54	Director	2003
Jack L. Messman	63	Director	1994
Russell E. Palmer	68	Director	1989
John W. Poduska, Sr.	65	Director	1987
John J. Roberts	58	Director	2003

      Mr. Craig became president and chief executive officer of Safeguard in October 2001. Before joining Safeguard, Mr. Craig was chief executive officer from December 1999 to October 2001, and remains chairman, of Arbinet-thexchange, a leading online trading exchange for the telecommunications industry. Before Arbinet, he served as president and chief executive officer of Global Knowledge Network, a premier provider of technology learning services, from January 1997 to December 1999. Mr. Craig has also served as corporate vice president for Digital Equipment Corporation, senior vice president for Oracle Systems Corporation, and president and chief executive officer of Prime Computer. Mr. Craig has also held the positions of vice president of General Electric Company and president and chief executive officer of GE Information Services, as well as a series of executive assignments internationally at IBM Corporation. Mr. Craig is a director of CompuCom Systems, Inc.

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

      Mr. Davis joined Safeguard as vice president, strategic development in March 2000 and became executive vice president and chief financial officer in August 2001 and managing director and chief financial officer in January 2002. Prior to joining Safeguard, Mr. Davis served for three years as president and chief executive officer of LFC Financial Corporation, a privately held financial services company engaged in complex financing transactions, and as chief financial officer for the preceding nine years. Mr. Davis began his career at Coopers & Lybrand as a certified public accountant and has also been an independent consultant for early stage, technology-oriented companies. Mr. Davis is a director of eMerge Interactive, Inc. and Tangram Enterprise Solutions, Inc.

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

      Mr. Keith was appointed chairman of the Board of Safeguard in October 2001, prior to which he served as vice chairman since February 1999. Mr. Keith also served as a member of the office of the chief executive of Safeguard from April 2001 to October 2001. Mr. Keith has been a managing director of TL Ventures and its predecessor funds since 1988. He has served as president since 1991, and as chief executive officer since February 1996, of Technology Leaders Management, Inc., a private equity capital management company. Mr. Keith is also a senior adviser to, and co-founder of, EnerTech Capital Partners, a venture capital fund that targets technology companies that benefit from deregulation of the utility industry. Mr. Keith is a director of Internet Capital Group, Inc.

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

      Ms. Dobson served as chief operating officer, from 1998 until February 2002, of TeleCorp PCS, a wireless/mobile phone company which was acquired by AT&T Wireless in late 2001. From 1997 to 1998, Ms. Dobson was president of Bell Atlantic’s New York/ New Jersey Metro Region mobile phone operations. Prior to that time, Ms. Dobson served in a number of executive positions during her 18-year career with Bell Atlantic, including sales, operations, and strategic planning and development in the CEO’s office. Ms. Dobson is a director of PNM Corp.

      Mr. Fox has been chairman and chief executive officer of R.A.F. Industries, Inc., a private investment company that acquires and manages a diversified group of operating companies and venture capital investments, since 1979. Mr. Fox is a trustee of the University of Pennsylvania and the Wistar Institute.

      Mr. MacKenzie served from September 2001 until June 2002 as executive vice president and chief financial officer of Glatfelter Co., a paper manufacturer. Prior to that time, Mr. MacKenzie had retired in June 2001 as vice chairman and chief financial officer of Hercules, Incorporated, a global manufacturer of chemical specialties. Mr. MacKenzie’s 22-year career with Hercules culminated in his role as vice chairman and chief financial officer, the latter position which he held since 1995. Mr. MacKenzie is a director of C&D Technologies, Inc. and Central Vermont Public Service Corporation.

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

      Dr. Poduska is an independent business consultant. From January 1992 until December 2001, he served as chairman of Advanced Visual Systems, Inc., a provider of visualization software and solutions. Before 1992, Dr. Poduska was president and chief executive officer of Stardent Computer, Inc, a computer manufacturer, from December 1989 to December 1991. From December 1985 to December 1989, Dr. Poduska was founder, chairman and chief executive officer of Stellar Computer, Inc., a computer manufacturer and the predecessor of Stardent Computer, Inc. Dr. Poduska is a director of Novell, Inc., and Anadarko Petroleum Corporation.

      Mr. Roberts retired in June 2002 as a global managing partner and a member of the Leadership Team of PricewaterhouseCoopers, completing a 35-year career with the professional services firm. Mr. Roberts is a C.P.A. and served in a variety of client service and operating positions during his career. He is a director of SICOR, Inc. and a trustee of Drexel University.

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

Equity Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plans

      Our equity compensation plans provide a broad-based program designed to attract and retain talent while creating alignment with the interests of our shareholders. Employees at all levels participate in our equity compensation plans. In addition, members of our Board of Directors receive stock options for their service on our Board.

      Our Board of Directors is authorized to administer our equity compensation plans, adopt, amend and repeal the administrative rules relating to the plans, and interpret the provisions of the plans. Our Board of Directors has delegated to the Compensation Committee authority to administer our equity compensation plans.

      Our Compensation Committee has the authority to select the recipients of grants under our equity compensation plans and determine the terms and conditions of the grants, including but not limited to (i) the number of shares of common stock covered by such grants, (ii) the type of grant, (iii) the dates upon which such grants vest (which is typically 25% on the first anniversary of the grant date and in 36 equal monthly installments thereafter), (iv) the exercise price of options (which is typically equal to the fair market value of the shares on the grant date) or the consideration to be paid in connection with restricted stock or other stock-based grants (which may be no consideration), and (iv) the term of the grant.

      During 2001, our Board of Directors adopted the 2001 Associates Equity Compensation Plan, which provides for the grant of nonqualified stock options, stock appreciation rights, restricted stock, performance units, and other stock-based awards to employees, consultants or advisors of Safeguard and its subsidiaries, provided that no grants can be made under this plan to executive officers and directors of Safeguard. This plan is administered by the Compensation Committee which, as described above, has the authority to issue equity grants thereunder and to establish the terms and conditions of such grants. Except for the persons eligible to participate in the plan the terms of the 2001 plan are the same as the 1999 plan.

      A total of 5,400,000 shares of our common stock are authorized for issuance under the 2001 Plan. At December 31, 2002, 3,273,027 shares were subject to outstanding options, 772,463 shares were available for future issuance, and 1,354,510 shares have been issued under the 2001 Plan. If any option granted under the 2001 Plan expires or is terminated, surrendered, canceled or forfeited, or if any shares of Restricted Stock, Performance Units or Other Stock-Based Grants are forfeited, the unused shares of common stock covered by such grants will again be available for grant under the 2001 Plan.

      Our Board of Directors is required to make appropriate adjustments in connection with the 2001 Plan to reflect any stock split, stock dividend, recapitalization, liquidation, spin-off or other similar event. The 2001 Plan also contains provisions addressing the consequences of any Reorganization Event or Change in Control (as such terms are defined in the respective plan).

      If a Reorganization or Change of Control Event occurs, unless the Compensation Committee determines otherwise, all outstanding options and SARs that are not exercised shall be assumed by, or replaced with comparable options or rights by, the surviving corporation (or a parent of the surviving corporation), and other outstanding grants shall be converted to similar grants of the surviving corporation or a parent of the surviving corporation). Notwithstanding that provision, the Compensation Committee has the authority to take one or both of the following actions: (i) require that grantees surrender their outstanding options and SARs in exchange for a payment by the Company, in cash or company stock as determined by the Compensation Committee, in an amount equal to the amount by which the then fair market value of the shares of company stock subject to the unexercised Options and SARs exceeds the exercise price of the options or the base amount of the SARs, as applicable, or (ii) after giving grantees an opportunity to exercise their outstanding options and SARs or otherwise realize the value of all of their other grants, terminate any or all unexercised options, SARs and grants at such time as the Compensation Committee deems appropriate.

      The following table provides information as of December 31, 2002 about the securities authorized for issuance under our equity compensation plans. Additionally, this table contains information about an individual arrangement entered into outside of the equity plans with a former officer providing for the award of an option to purchase shares of our common stock.

Equity Compensation Plan Information

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	8,775,714	$9.2666	1,946,272
Equity compensation plans not approved by security holders(2)	3,573,027	$3.4949	772,463

Total	11,403,741	$8.5032	2,718,735

(1)	Includes awards granted under the 1990 Stock Option Plan, the 1999 Equity Compensation Plan and the Non-Employee Directors Plan. Includes 945,000 deferred stock units which have been issued under the Plan. See Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(2)	Includes awards granted under the 2001 Plan and the non-plan option granted to Harry Wallaesa in March 1999 to purchase 300,000 shares of our common stock at an exercise price of $12.3542 per share. The shares subject to this non-plan option were fully vested in accordance with Mr. Wallaesa’s separation agreement and will remain exercisable until October 12, 2004.

Item 13.	Certain Relationships and Related Transactions

      Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Relationships and Related Transactions with Management and Others.”

Item 14.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

      The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of filing date of the annual report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this annual report was being prepared.

(b) Changes in internal controls

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Consolidated Financial Statements and Schedules

      Incorporated by reference to Item 8 of this Report on Form 10-K.

     (b) Reports on Form 8-K

      On November 21, 2002, the Company filed a Current Report on Form 8-K announcing by press release the $55 million cash acquisition of 100% of Alliance Consulting.

     (c) Exhibits

      The exhibits required to be filed as part of this Report are listed in the exhibit index below.

     (d) Financial Statement Schedules

Separate financial Statements of Subsidiaries Not Consolidated

      The consolidated financial statements of Internet Capital Group, Inc., for the three-year period ended December 31, 2002 will be filed as soon as available.

Exhibits

      The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
No.	Exhibit

2.1	Purchase Agreement dated as of December 22, 2000, by and between CompuCom Systems, Inc., MicroAge Technology Services, L.L.C. and MicroAge, Inc.(13) (Exhibit 2.1)
3.1	Amended and Restated Articles of Incorporation of Safeguard(4) (Exhibit 3.1)
3.2	By-laws of Safeguard, as amended(14)
4.1**	1990 Stock Option Plan, as amended(4) (Exhibit 4.3)
4.2**	Stock Option Plan for Non-Employee Directors(2) (Exhibit 4.8)
4.3**	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended(16) (Exhibit 4.3)
4.3.1*/**	Group Stock Unit Award Program, Group Deferred Stock Unit Program for Officers, Group Deferred Stock Unit Program for Directors pursuant to the Safeguard Scientifics, Inc. 1999 Equity Compensation Plan
4.4**	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan(17)
4.4.1*/**	Amendment No. 1 to the Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan
4.5	Indenture, dated as of June 9, 1999, between Safeguard Scientifics, Inc. and Chase Manhattan Trust Company, National Association, as trustee, including the form of 5.0% Convertible Subordinated Note due 2006(9) (Exhibit 4.2)
4.6	Purchase Agreement of Safeguard Scientifics, Inc. to issue and sell to Credit Suisse First Boston Corporation Convertible Subordinated Notes due June 15, 2006 (exhibits omitted)(6) (Exhibit 4.3)
4.7	Registration Rights Agreement between Safeguard Scientifics, Inc. and Credit Suisse First Boston Corporation(7) (Exhibit 4.4)
4.8	Rights Agreement dated as of March 1, 2000 between Safeguard Scientifics, Inc. and ChaseMellon Shareholder Services LLC, as Rights Agent(8) (Exhibit 4)
4.9	Designation of Series A Junior Participating Preferred Shares(9) (Exhibit 4.11)

Exhibit
No.	Exhibit

10.1**	Safeguard Scientifics, Inc. Long Term Incentive Plan, as amended and restated effective June 15, 1994(3) (Exhibit 10.6)
10.2**	Safeguard Scientifics, Inc. Deferred Compensation Plan(1) (Exhibit 10.12)
10.3	Sails Mandatorily Exchangeable Securities Contract dated as of March 25, 1999 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products and CSFP Capital Inc. as Agent(10) (Exhibit 10.40)
10.4	Sails Pledge Agreement dated as of March 25, 1999 among Safeguard Scientifics (Delaware), Inc, Credit Suisse Financial Products, and Credit Suisse First Boston, New York, as Collateral Agent (exhibits omitted)(10) (Exhibit 10.41)
10.5	Sails Mandatorily Exchangeable Securities Contract dated as of August 30, 1999 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products and CSFP Capital, Inc. as Agent(10) (Exhibit 10.42)
10.6	Sails Pledge Agreement dated as of August 30, 1999 among Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products, and Credit Suisse First Boston, New York, as Collateral Agent (exhibits omitted)(10) (Exhibit 10.43)
10.7**	Form of Promissory Notes dated February 3, 2000 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants(9) (Exhibit 10.37)
10.8**	Form of Promissory Notes dated April 6, 2000 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants(11) (Exhibit 10.3)
10.9**	Stock Option Grant by Safeguard Scientifics, Inc. to Harry Wallaesa dated March 1, 1999(9) (Exhibit 10.38)
10.10**	Term note dated April 13, 2000 from a certain executive to Safeguard Scientifics, Inc.(11) (Exhibit 10.2)
10.11	Consulting Agreement dated July 3, 2001 between Safeguard Scientifics, Inc. and Vincent G. Bell, Jr.(15)(Exhibit 10.3)
10.12	Amended and Restated Demand Note dated May 18, 2001 given by Warren V. Musser for advances by Bonfield Insurance, LTD(15)(Exhibit 10.4)
10.13	Agreement to Restructure by and among Warren V. Musser and Hillary Grinker Musser and Safeguard Scientifics, Inc. and Bonfield Insurance, LTD, dated as of April 16, 2001(15)(Exhibit 10.5)
10.13.1	Amendment to Agreement to Restructure by and among Warren V. Musser and Hillary Grinker Musser and Safeguard Scientifics, Inc. and Bonfield Insurance, LTD, dated May 18, 2001(15)(Exhibit 10.6)
10.14	Employment Agreement dated as of October 15, 2001 between Safeguard Scientifics, Inc. and Warren V. Musser(21)(Exhibit 10.14)
10.15	Employment Agreement dated July 10, 2001 between Safeguard Scientifics, Inc. and Jerry L. Johnson(16)(Exhibit 10.9)
10.16*/**	Form of Letter Agreement, dated January 1, 2003, between Safeguard Scientifics, Inc. and the following Managing Directors: Michael F. Cola, Christopher J. Davis and N. Jeffrey Klauder
10.17*/**	Letter Agreement, dated January 1, 2003, between Safeguard Scientifics, Inc. and Anthony L. Craig
10.18**	Letter Agreement, dated January 2, 2001, between Safeguard Scientifics, Inc. and Anthony A. Ibargüen(21)(Exhibit 10.21)
10.19	Loan and Security Agreement, dated as of November 21, 2001, between Comerica Bank — California and Safeguard Delaware, Inc. (schedules omitted)(21)(Exhibit 10.22)
10.20	Loan Agreement dated May 10, 2002 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (exhibits omitted)(18)(Exhibit 10.1)
10.21	CompuCom Receivables MasterTrust I Pooling and Servicing Agreement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, between Norwest Bank Minnesota National Association, CompuCom Systems, Inc., and CSI Funding, Inc.(19) (Exhibit 10(J))

Exhibit
No.	Exhibit

10.21.1	CompuCom Receivables MasterTrust I Pooling and Servicing Agreement Series 1999-1 Supplement, dated as of May 7, 1999, a amended and restated as of August 20, 1999, among PNC Bank, National Association, Market Street Capital Corporation, Norwest Bank Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding, Inc.(19) (Exhibit 10(K))
10.21.2	Receivables Contribution and Sale Agreement dated May 7, 1999 between CompuCom Systems, Inc. and CSI Funding, Inc.(6) (Exhibit 10.8)
10.22	Series 2000-1 Supplement, among CSI Funding, Inc., as the Transferor, CompuCom Systems, Inc., as Servicer, Lloyds TSB Bank PLC, as Initial Series 2000-1 Certificateholder, and Wells Fargo, as Trustee on behalf of the Certificateholders, dated as of October 2, 2000(12) (Exhibit 10(zz))
10.22.1	Amendment Number 1, dated as of May 17, 2001 to the Series 2000-1 Supplement, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., Lloyds TSB Bank PLC and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association).(15) (Exhibit 10.1)
10.22.2	Amendment Number 2, dated as of May 17, 2001 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999 and as amended by Amendment Number 1, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association).(15) (Exhibit 10.2)
10.22.3	Amendment Number 3, dated as of March 7, 2002 and effective as of December 31, 2001 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended by Amendment Number 1 to the Series 1999-1 Supplement, dated as of October 2, 2000, and as further amended by Amendment Number 2 to the Series 1999-1 Supplement, dated as of May 17, 2001, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (20)(Exhibit 10(pp))
10.22.4	Amendment Number 4, dated as of October 11, 2002 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (20)(Exhibit 10(qq))
10.22.5	Amendment Number 5, dated as of October 31, 2002 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (20)(Exhibit 10(rr))
10.23	Inventory and Working Capital Financing Agreement, dated as of May 11, 1999, between IBM Credit Corporation and CompuCom Systems, Inc. (6) (Exhibit 10.6)
10.23.1	Attachment A to Inventory and Working Capital Financing Agreement dated May 11, 1999(6) (Exhibit 10.7)
10.23.2	First Amendment to Inventory and Working Capital Financing Agreement dated as of July 28, 1999 by and between CompuCom Systems, Inc. and IBM Credit Corporation(12) (Exhibit 10(ab))
10.23.3	Second Amendment to Inventory and Working Capital Financing Agreement dated as of July 1, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation(15) (Exhibit (10(ac))
10.23.4	Third Amendment to Inventory and Working Capital Financing Agreement dated as of October 31, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation(15) (Exhibit 10(ad))

Exhibit
No.	Exhibit

10.23.5	Fourth Amendment to Inventory and Working Capital Financing Agreement dated as of January 10, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation(15) (Exhibit 10(ae))
10.23.6	Fifth Amendment to Inventory and Working Capital Financing Agreement dated as of September 30, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation (20) (Exhibit 10(ah))
11	Statement regarding Computation of Per Share Income (included herein at Note 1 — “Significant Accounting Policies” in the subsection “Net Income (loss) Per Share” and in Note 16 to the Consolidated Financial Statements)
21*	List of Subsidiaries
23.1*	Consent of KPMG LLP
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.

(1)	Filed on March 30, 1987 as an exhibit to Form 10-K and incorporated herein by reference.

(2)	Filed on March 30, 1994 as an exhibit to Form 10-K and incorporated herein by reference.

(3)	Filed on March 30, 1995 as an exhibit to Form 10-K and incorporated herein by reference.

(4)	Filed on March 31, 1997 as an exhibit to Form 10-K and incorporated herein by reference.

(5)	Filed on May 10, 1999 as an exhibit to Form 8-K and incorporated herein by reference.

(6)	Filed on August 16, 1999 as an exhibit to Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by such reference.

(7)	Filed on September 2, 1999 as an exhibit to Form 10-Q/ A for the quarter ended June 30, 1999 and incorporated herein by such reference.

(8)	Filed on February 29, 2000 as an exhibit to Form 8-K and incorporated herein by reference.

(9)	Filed on March 22, 2000 as an exhibit to Form 10-K and incorporated herein by reference.

(10)	Filed on April 18, 2000 as an exhibit to Form 10-K/ A 2 and incorporated herein by reference.

(11)	Filed on May 15, 2000 as an exhibit to Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

(12)	Incorporated herein by reference to the exhibits filed by CompuCom Systems, Inc. (SEC File No. 000-14371) under Part IV, Item 14(c) of the Annual Report on Form 10-K for the year ended December 31, 2000.

(13)	Filed on January 24, 2001 as an exhibit to Form 8-K filed by CompuCom Systems, Inc. and incorporated herein by reference.

(14)	Filed on May 15, 2001 as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(15)	Filed on August 14, 2001 as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(16)	Filed on November 14, 2001 as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(17)	Filed on November 14, 2001 as an exhibit to Form S-8 and incorporated herein by reference.

(18)	Filed on November 14, 2002 as an exhibit to the Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(19)	Filed on November 14, 2002 as an exhibit to the Quarterly Report on Form 10-Q (No. 000-14371) filed by CompuCom Systems, Inc. and incorporated herein by reference.

(20)	Incorporated herein by reference to the exhibits filed by CompuCom Systems, Inc. (SEC File No. 000-14371) under Part IV, Item 14(c) of the Annual Report on Form 10-K for the year ended December 31, 2002.

(21)	Filed on March 31, 2002 as an exhibit to Form 10-K and incorporated herein by reference.

CERTIFICATION

I, Anthony L. Craig, certify that:

      1. I have reviewed this annual report on Form 10-K of Safeguard Scientifics, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SAFEGUARD SCIENTIFICS, INC.

/s/ ANTHONY L. CRAIG

Anthony L. Craig
Chief Executive Officer

Date: March 21, 2003

CERTIFICATION

I, Christopher J. Davis, certify that:

      1. I have reviewed this annual report on Form 10-K of Safeguard Scientifics, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SAFEGUARD SCIENTIFICS, INC.

/s/ CHRISTOPHER J. DAVIS

Christopher J. Davis
Chief Financial Officer

Date: March 21, 2003

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

By:	/s/ ANTHONY L. CRAIG

Anthony L. Craig
Chief Executive Officer and President

Dated: March 21, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY L. CRAIG Anthony L. Craig	Chief Executive Officer and President, and Director (Principal Executive Officer)	Dated: March 21, 2003

/s/ CHRISTOPHER J. DAVIS Christopher J. Davis	Managing Director and Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: March 21, 2003

Vincent G. Bell, Jr.	Director	Dated:

/s/ WALTER W. BUCKLEY, III Walter W. Buckley, III	Director	Dated: March 17, 2003

/s/ JULIE A. DOBSON Julie A. Dobson	Director	Dated: March 18, 2003

/s/ ROBERT A. FOX Robert A. Fox	Director	Dated: March 18, 2003

/s/ ROBERT E. KEITH, JR. Robert E. Keith, Jr.	Chairman of the Board of Directors	Dated: March 17, 2003

/s/ GEORGE MACKENZIE George MacKenzie	Director	Dated: March 18, 2003

/s/ JACK L. MESSMAN Jack L. Messman	Director	Dated: March 20, 2003

Signature	Title	Date

/s/ RUSSELL E. PALMER Russell E. Palmer	Director	Dated: March 19, 2003

/s/ JOHN W. PODUSKA SR. John W. Poduska Sr.	Director	Dated: March 18, 2003

/s/ JOHN J. ROBERTS John J. Roberts	Director	Dated: March 19, 2003

EXHIBITS

      The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
No.		Exhibit

2.1		Purchase Agreement dated as of December 22, 2000, by and between CompuCom Systems, Inc., MicroAge Technology Services, L.L.C. and MicroAge, Inc.(13) (Exhibit 2.1)
3.1		Amended and Restated Articles of Incorporation of Safeguard(4) (Exhibit 3.1)
3.2		By-laws of Safeguard, as amended(14)
4	.1**	1990 Stock Option Plan, as amended(4) (Exhibit 4.3)
4	.2**	Stock Option Plan for Non-Employee Directors(2) (Exhibit 4.8)
4	.3**	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended(16) (Exhibit 4.3)
4	.3.1*/**	Group Stock Unit Award Program, Group Deferred Stock Unit Program for Officers, Group Deferred Stock Unit Program for Directors pursuant to the Safeguard Scientifics, Inc. 1999 Equity Compensation Plan
4	.4**	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan(17)
4	.4.1*/**	Amendment No. 1 to the Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan
4.5		Indenture, dated as of June 9, 1999, between Safeguard Scientifics, Inc. and Chase Manhattan Trust Company, National Association, as trustee, including the form of 5.0% Convertible Subordinated Note due 2006(9) (Exhibit 4.2)
4.6		Purchase Agreement of Safeguard Scientifics, Inc. to issue and sell to Credit Suisse First Boston Corporation Convertible Subordinated Notes due June 15, 2006 (exhibits omitted)(6) (Exhibit 4.3)
4.7		Registration Rights Agreement between Safeguard Scientifics, Inc. and Credit Suisse First Boston Corporation(7) (Exhibit 4.4)
4.8		Rights Agreement dated as of March 1, 2000 between Safeguard Scientifics, Inc. and ChaseMellon Shareholder Services LLC, as Rights Agent(8) (Exhibit 4)
4.9		Designation of Series A Junior Participating Preferred Shares(9) (Exhibit 4.11)
10	.1**	Safeguard Scientifics, Inc. Long Term Incentive Plan, as amended and restated effective June 15, 1994(3) (Exhibit 10.6)
10	.2**	Safeguard Scientifics, Inc. Deferred Compensation Plan(1) (Exhibit 10.12)
10.3		Sails Mandatorily Exchangeable Securities Contract dated as of March 25, 1999 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products and CSFP Capital Inc. as Agent(10) (Exhibit 10.40)
10.4		Sails Pledge Agreement dated as of March 25, 1999 among Safeguard Scientifics (Delaware), Inc, Credit Suisse Financial Products, and Credit Suisse First Boston, New York, as Collateral Agent (exhibits omitted)(10) (Exhibit 10.41)
10.5		Sails Mandatorily Exchangeable Securities Contract dated as of August 30, 1999 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products and CSFP Capital, Inc. as Agent(10) (Exhibit 10.42)
10.6		Sails Pledge Agreement dated as of August 30, 1999 among Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products, and Credit Suisse First Boston, New York, as Collateral Agent (exhibits omitted)(10) (Exhibit 10.43)
10	.7**	Form of Promissory Notes dated February 3, 2000 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants(9) (Exhibit 10.37)
10	.8**	Form of Promissory Notes dated April 6, 2000 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants(11) (Exhibit 10.3)
10	.9**	Stock Option Grant by Safeguard Scientifics, Inc. to Harry Wallaesa dated March 1, 1999(9) (Exhibit 10.38)

Exhibit
No.		Exhibit

10	.10**	Term note dated April 13, 2000 from a certain executive to Safeguard Scientifics, Inc.(11) (Exhibit 10.2)
10.11		Consulting Agreement dated July 3, 2001 between Safeguard Scientifics, Inc. and Vincent G. Bell, Jr.(15)(Exhibit 10.3)
10.12		Amended and Restated Demand Note dated May 18, 2001 given by Warren V. Musser for advances by Bonfield Insurance, LTD(15)(Exhibit 10.4)
10.13		Agreement to Restructure by and among Warren V. Musser and Hillary Grinker Musser and Safeguard Scientifics, Inc. and Bonfield Insurance, LTD, dated as of April 16, 2001(15)(Exhibit 10.5)
10	.13.1	Amendment to Agreement to Restructure by and among Warren V. Musser and Hillary Grinker Musser and Safeguard Scientifics, Inc. and Bonfield Insurance, LTD, dated May 18, 2001(15)(Exhibit 10.6)
10.14		Employment Agreement dated as of October 15, 2001 between Safeguard Scientifics, Inc. and Warren V. Musser(21)(Exhibit 10.14)
10.15		Employment Agreement dated July 10, 2001 between Safeguard Scientifics, Inc. and Jerry L. Johnson(16)(Exhibit 10.9)
10	.16*/**	Form of Letter Agreement, dated January 1, 2003, between Safeguard Scientifics, Inc. and the following Managing Directors: Michael F. Cola, Christopher J. Davis and N. Jeffrey Klauder
10	.17*/**	Letter Agreement, dated January 1, 2003, between Safeguard Scientifics, Inc. and Anthony L. Craig
10	.18**	Letter Agreement, dated January 2, 2001, between Safeguard Scientifics, Inc. and Anthony A. Ibargüen(21)(Exhibit 10.21)
10.19		Loan and Security Agreement, dated as of November 21, 2001, between Comerica Bank — California and Safeguard Delaware, Inc. (schedules omitted)(21)(Exhibit 10.22)
10.20		Loan Agreement dated May 10, 2002 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (exhibits omitted)(18)(Exhibit 10.1)
10.21		CompuCom Receivables MasterTrust I Pooling and Servicing Agreement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, between Norwest Bank Minnesota National Association, CompuCom Systems, Inc., and CSI Funding, Inc.(19) (Exhibit 10(J))
10	.21.1	CompuCom Receivables MasterTrust I Pooling and Servicing Agreement Series 1999-1 Supplement, dated as of May 7, 1999, a amended and restated as of August 20, 1999, among PNC Bank, National Association, Market Street Capital Corporation, Norwest Bank Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding, Inc.(19) (Exhibit 10(K))
10	.21.2	Receivables Contribution and Sale Agreement dated May 7, 1999 between CompuCom Systems, Inc. and CSI Funding, Inc.(6) (Exhibit 10.8)
10.22		Series 2000-1 Supplement, among CSI Funding, Inc., as the Transferor, CompuCom Systems, Inc., as Servicer, Lloyds TSB Bank PLC, as Initial Series 2000-1 Certificateholder, and Wells Fargo, as Trustee on behalf of the Certificateholders, dated as of October 2, 2000(12) (Exhibit 10(zz))
10	.22.1	Amendment Number 1, dated as of May 17, 2001 to the Series 2000-1 Supplement, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., Lloyds TSB Bank PLC and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association).(15) (Exhibit 10.1)
10	.22.2	Amendment Number 2, dated as of May 17, 2001 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999 and as amended by Amendment Number 1, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association).(15) (Exhibit 10.2)

Exhibit
No.		Exhibit

10	.22.3	Amendment Number 3, dated as of March 7, 2002 and effective as of December 31, 2001 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended by Amendment Number 1 to the Series 1999-1 Supplement, dated as of October 2, 2000, and as further amended by Amendment Number 2 to the Series 1999-1 Supplement, dated as of May 17, 2001, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (20)(Exhibit 10(pp))
10	.22.4	Amendment Number 4, dated as of October 11, 2002 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (20)(Exhibit 10(qq))
10	.22.5	Amendment Number 5, dated as of October 31, 2002 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (20)(Exhibit 10(rr))
10.23		Inventory and Working Capital Financing Agreement, dated as of May 11, 1999, between IBM Credit Corporation and CompuCom Systems, Inc. (6) (Exhibit 10.6)
10	.23.1	Attachment A to Inventory and Working Capital Financing Agreement dated May 11, 1999(6) (Exhibit 10.7)
10	.23.2	First Amendment to Inventory and Working Capital Financing Agreement dated as of July 28, 1999 by and between CompuCom Systems, Inc. and IBM Credit Corporation(12) (Exhibit 10(ab))
10	.23.3	Second Amendment to Inventory and Working Capital Financing Agreement dated as of July 1, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation(15) (Exhibit (10(ac))
10	.23.4	Third Amendment to Inventory and Working Capital Financing Agreement dated as of October 31, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation(15) (Exhibit 10(ad))
10	.23.5	Fourth Amendment to Inventory and Working Capital Financing Agreement dated as of January 10, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation(15) (Exhibit 10(ae))
10	.23.6	Fifth Amendment to Inventory and Working Capital Financing Agreement dated as of September 30, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation (20) (Exhibit 10(ah))
11		Statement regarding Computation of Per Share Income (included herein at Note 1 — “Significant Accounting Policies” in the subsection “Net Income (loss) Per Share” and in Note 16 to the Consolidated Financial Statements)
21	*	List of Subsidiaries
23	.1*	Consent of KPMG LLP
99.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.

(1)	Filed on March 30, 1987 as an exhibit to Form 10-K and incorporated herein by reference.

(2)	Filed on March 30, 1994 as an exhibit to Form 10-K and incorporated herein by reference.

(3)	Filed on March 30, 1995 as an exhibit to Form 10-K and incorporated herein by reference.

(4)	Filed on March 31, 1997 as an exhibit to Form 10-K and incorporated herein by reference.

(5)	Filed on May 10, 1999 as an exhibit to Form 8-K and incorporated herein by reference.

(6)	Filed on August 16, 1999 as an exhibit to Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by such reference.

(7)	Filed on September 2, 1999 as an exhibit to Form 10-Q/ A for the quarter ended June 30, 1999 and incorporated herein by such reference.

(8)	Filed on February 29, 2000 as an exhibit to Form 8-K and incorporated herein by reference.

(9)	Filed on March 22, 2000 as an exhibit to Form 10-K and incorporated herein by reference.

(10)	Filed on April 18, 2000 as an exhibit to Form 10-K/ A 2 and incorporated herein by reference.

(11)	Filed on May 15, 2000 as an exhibit to Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

(12)	Incorporated herein by reference to the exhibits filed by CompuCom Systems, Inc. (SEC File No. 000-14371) under Part IV, Item 14(c) of the Annual Report on Form 10-K for the year ended December 31, 2000.

(13)	Filed on January 24, 2001 as an exhibit to Form 8-K filed by CompuCom Systems, Inc. and incorporated herein by reference.

(14)	Filed on May 15, 2001 as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(15)	Filed on August 14, 2001 as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(16)	Filed on November 14, 2001 as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(17)	Filed on November 14, 2001 as an exhibit to Form S-8 and incorporated herein by reference.

(18)	Filed on November 14, 2002 as an exhibit to the Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(19)	Filed on November 14, 2002 as an exhibit to the Quarterly Report on Form 10-Q (No. 000-14371) filed by CompuCom Systems, Inc. and incorporated herein by reference.

(20)	Incorporated herein by reference to the exhibits filed by CompuCom Systems, Inc. (SEC File No. 000-14371) under Part IV, Item 14(c) of the Annual Report on Form 10-K for the year ended December 31, 2002.

(21)	Filed on March 31, 2002 as an exhibit to Form 10-K and incorporated herein by reference.