Form 10-K/A
period 2002-12-31
SAFEGUARD SCIENTIFICS INC ET AL
filed 2003-04-01
CIK 86115

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
None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 ). Yes ☑ No ☐

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

EXPLANATORY NOTE

This Annual Report on Form 10-K amends the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2003 to include Exhibits 23.2 and 99.3.

Part IV.
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
CERTIFICATION
CERTIFICATION
SIGNATURES
EXHIBIT INDEX
INDEPENDENT AUDITORS CONSENT
CEO CERTIFICATION...
CFO CERTIFICATION...

Part IV.

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

Separate financial Statements of Subsidiaries Not Consolidated

     The consolidated financial statements of Internet Capital Group, Inc. for the three year period ended December 31, 2002, required to be included in this report pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.3.

Exhibits

     The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
No.	Exhibit

2.1	Purchase Agreement dated as of December 22, 2000, by and between CompuCom Systems, Inc., MicroAge Technology Services, L.L.C. and MicroAge, Inc.(13) (Exhibit 2.1)

3.1	Amended and Restated Articles of Incorporation of Safeguard(4) (Exhibit 3.1)

3.2	By-laws of Safeguard, as amended(14)

4.1***	1990 Stock Option Plan, as amended(4) (Exhibit 4.3)

4.2***	Stock Option Plan for Non-Employee Directors(2) (Exhibit 4.8)

4.3***	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended(16) (Exhibit 4.3)

4.3.1**/***	Group Stock Unit Award Program, Group Deferred Stock Unit Program for Officers, Group Deferred Stock Unit Program for Directors pursuant to the Safeguard Scientifics, Inc. 1999 Equity Compensation Plan

4.4***	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan(17)

4.4.1**/***	Amendment No. 1 to the Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan

4.5	Indenture, dated as of June 9, 1999, between Safeguard Scientifics, Inc. and Chase Manhattan Trust Company, National Association, as trustee, including the form of 5.0% Convertible Subordinated Note due 2006(9) (Exhibit 4.2)

4.6	Purchase Agreement of Safeguard Scientifics, Inc. to issue and sell to Credit Suisse First Boston Corporation Convertible Subordinated Notes due June 15, 2006 (exhibits omitted)(6) (Exhibit 4.3)

4.7	Registration Rights Agreement between Safeguard Scientifics, Inc. and Credit Suisse First Boston Corporation(7) (Exhibit 4.4)

4.8	Rights Agreement dated as of March 1, 2000 between Safeguard Scientifics, Inc. and ChaseMellon Shareholder Services LLC, as Rights Agent(8) (Exhibit 4)

4.9	Designation of Series A Junior Participating Preferred Shares(9) (Exhibit 4.11)

10.1***	Safeguard Scientifics, Inc. Long Term Incentive Plan, as amended and restated effective June 15, 1994(3) (Exhibit 10.6)

10.2***	Safeguard Scientifics, Inc. Deferred Compensation Plan(1) (Exhibit 10.12)

10.3	Sails Mandatorily Exchangeable Securities Contract dated as of March 25, 1999 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products and CSFP Capital Inc. as Agent(10) (Exhibit 10.40)

10.4	Sails Pledge Agreement dated as of March 25, 1999 among Safeguard Scientifics (Delaware), Inc, Credit Suisse Financial Products, and Credit Suisse First Boston, New York, as Collateral Agent (exhibits omitted)(10) (Exhibit 10.41)

10.5	Sails Mandatorily Exchangeable Securities Contract dated as of August 30, 1999 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products and CSFP Capital, Inc. as Agent(10) (Exhibit 10.42)

10.6	Sails Pledge Agreement dated as of August 30, 1999 among Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products, and Credit Suisse First Boston, New York, as Collateral Agent (exhibits omitted)(10) (Exhibit 10.43)

10.7***	Form of Promissory Notes dated February 3, 2000 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants(9) (Exhibit 10.37)

10.8***	Form of Promissory Notes dated April 6, 2000 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants(11) (Exhibit 10.3)

10.9***	Stock Option Grant by Safeguard Scientifics, Inc. to Harry Wallaesa dated March 1, 1999(9) (Exhibit 10.38)

10.10***	Term note dated April 13, 2000 from a certain executive to Safeguard Scientifics, Inc.(11) (Exhibit 10.2)

10.11	Consulting Agreement dated July 3, 2001 between Safeguard Scientifics, Inc. and Vincent G. Bell, Jr.(15)(Exhibit 10.3)

10.12	Amended and Restated Demand Note dated May 18, 2001 given by Warren V. Musser for advances by Bonfield Insurance, LTD(15)(Exhibit 10.4)

Exhibit
No.	Exhibit
10.13	Agreement to Restructure by and among Warren V. Musser and Hillary Grinker Musser and Safeguard Scientifics, Inc. and Bonfield Insurance, LTD, dated as of April 16, 2001(15)(Exhibit 10.5)

10.13.1	Amendment to Agreement to Restructure by and among Warren V. Musser and Hillary Grinker Musser and Safeguard Scientifics, Inc. and Bonfield Insurance, LTD, dated May 18, 2001(15)(Exhibit 10.6)

10.14	Employment Agreement dated as of October 15, 2001 between Safeguard Scientifics, Inc. and Warren V. Musser(21)(Exhibit 10.14)

10.15	Employment Agreement dated July 10, 2001 between Safeguard Scientifics, Inc. and Jerry L. Johnson(16)(Exhibit 10.9)

10.16**/***	Form of Letter Agreement, dated January 1, 2003, between Safeguard Scientifics, Inc. and the following Managing Directors: Michael F. Cola, Christopher J. Davis and N. Jeffrey Klauder

10.17**/***	Letter Agreement, dated January 1, 2003, between Safeguard Scientifics, Inc. and Anthony L. Craig

10.18***	Letter Agreement, dated January 2, 2001, between Safeguard Scientifics, Inc. and Anthony A. Ibargüen(21)(Exhibit 10.21)

10.19	Loan and Security Agreement, dated as of November 21, 2001, between Comerica Bank — California and Safeguard Delaware, Inc. (schedules omitted)(21)(Exhibit 10.22)

10.20	Loan Agreement dated May 10, 2002 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (exhibits omitted)(18)(Exhibit 10.1)

10.21	CompuCom Receivables MasterTrust I Pooling and Servicing Agreement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, between Norwest Bank Minnesota National Association, CompuCom Systems, Inc., and CSI Funding, Inc.(19) (Exhibit 10(J))

10.21.1	CompuCom Receivables MasterTrust I Pooling and Servicing Agreement Series 1999-1 Supplement, dated as of May 7, 1999, a amended and restated as of August 20, 1999, among PNC Bank, National Association, Market Street Capital Corporation, Norwest Bank Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding, Inc.(19) (Exhibit 10(K))

10.21.2	Receivables Contribution and Sale Agreement dated May 7, 1999 between CompuCom Systems, Inc. and CSI Funding, Inc.(6) (Exhibit 10.8)

10.22	Series 2000-1 Supplement, among CSI Funding, Inc., as the Transferor, CompuCom Systems, Inc., as Servicer, Lloyds TSB Bank PLC, as Initial Series 2000-1 Certificateholder, and Wells Fargo, as Trustee on behalf of the Certificateholders, dated as of October 2, 2000(12) (Exhibit 10(zz))

10.22.1	Amendment Number 1, dated as of May 17, 2001 to the Series 2000-1 Supplement, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., Lloyds TSB Bank PLC and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association)(15) (Exhibit 10.1)

10.22.2	Amendment Number 2, dated as of May 17, 2001 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999 and as amended by Amendment Number 1, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association)(15) (Exhibit 10.2)

10.22.3	Amendment Number 3, dated as of March 7, 2002 and effective as of December 31, 2001 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended by Amendment Number 1 to the Series 1999-1 Supplement, dated as of October 2, 2000, and as further amended by Amendment Number 2 to the Series 1999-1 Supplement, dated as of May 17, 2001, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (20)(Exhibit 10(pp))

10.22.4	Amendment Number 4, dated as of October 11, 2002 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (20)(Exhibit 10(qq))

10.22.5	Amendment Number 5, dated as of October 31, 2002 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (20)(Exhibit 10(rr))

10.23	Inventory and Working Capital Financing Agreement, dated as of May 11, 1999, between IBM Credit Corporation and CompuCom Systems, Inc. (6) (Exhibit 10.6)

10.23.1	Attachment A to Inventory and Working Capital Financing Agreement dated May 11, 1999(6) (Exhibit 10.7)

Exhibit
No.	Exhibit
10.23.2	First Amendment to Inventory and Working Capital Financing Agreement dated as of July 28, 1999 by and between CompuCom Systems, Inc. and IBM Credit Corporation(12) (Exhibit 10(ab))

10.23.3	Second Amendment to Inventory and Working Capital Financing Agreement dated as of July 1, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation(15) (Exhibit (10(ac))

10.23.4	Third Amendment to Inventory and Working Capital Financing Agreement dated as of October 31, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation(15) (Exhibit 10(ad))

10.23.5	Fourth Amendment to Inventory and Working Capital Financing Agreement dated as of January 10, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation(15) (Exhibit 10(ae))

10.23.6	Fifth Amendment to Inventory and Working Capital Financing Agreement dated as of September 30, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation (20) (Exhibit 10(ah))

11	Statement regarding Computation of Per Share Income (included herein at Note 1 — “Significant Accounting Policies” in the subsection “Net Income (loss) Per Share” and in Note 16 to the Consolidated Financial Statements)

21**	List of Subsidiaries

23.1**	Consent of KPMG LLP

23.2*	Consent of KPMG LLP

99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Consolidated Financial Statements of Internet Capital Group, Inc. (22).

*	Filed herewith

**	Filed on March 21, 2003 as an exhibit to the Form 10-K.

***	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.

(1)	Filed on March 30, 1987 as an exhibit to Form 10-K and incorporated herein by reference.

(2)	Filed on March 30, 1994 as an exhibit to Form 10-K and incorporated herein by reference.

(3)	Filed on March 30, 1995 as an exhibit to Form 10-K and incorporated herein by reference.

(4)	Filed on March 31, 1997 as an exhibit to Form 10-K and incorporated herein by reference.

(5)	Filed on May 10, 1999 as an exhibit to Form 8-K and incorporated herein by reference.

(6)	Filed on August 16, 1999 as an exhibit to Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by such reference.

(7)	Filed on September 2, 1999 as an exhibit to Form 10-Q/A for the quarter ended June 30, 1999 and incorporated herein by such reference.

(8)	Filed on February 29, 2000 as an exhibit to Form 8-K and incorporated herein by reference.

(9)	Filed on March 22, 2000 as an exhibit to Form 10-K and incorporated herein by reference.

(10)	Filed on April 18, 2000 as an exhibit to Form 10-K/A 2 and incorporated herein by reference.

(11)	Filed on May 15, 2000 as an exhibit to Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

(12)	Incorporated herein by reference to the exhibits filed by CompuCom Systems, Inc. (SEC File No. 000-14371) under Part IV, Item 14(c) of the Annual Report on Form 10-K for the year ended December 31, 2000.

(13)	Filed on January 24, 2001 as an exhibit to Form 8-K filed by CompuCom Systems, Inc. and incorporated herein by reference.

(14)	Filed on May 15, 2001 as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(15)	Filed on August 14, 2001 as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(16)	Filed on November 14, 2001 as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(17)	Filed on November 14, 2001 as an exhibit to Form S-8 and incorporated herein by reference.

(18)	Filed on November 14, 2002 as an exhibit to the Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(19)	Filed on November 14, 2002 as an exhibit to the Quarterly Report on Form 10-Q (No. 000-14371) filed by CompuCom Systems, Inc. and incorporated herein by reference.

(20)	Incorporated herein by reference to the exhibits filed by CompuCom Systems, Inc. (SEC File No. 000-14371) under Part IV,
Item 14(c) of the Annual Report on Form 10-K for the year ended December 31, 2002.

(21)	Filed on March 31, 2002 as an exhibit to Form 10-K and incorporated herein by reference.

(22)	Incorporated by reference to Part II, Item 8 of the Annual Report of Form 10-K for the year-ended December 31, 2002, filed by Internet Capital Group, Inc. (SEC file No. 001-16249).

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

Date: March 31, 2003

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

Date: March 31, 2003

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2003	SAFEGUARD SCIENTIFICS, INC.

By: /s/ ANTHONY L. CRAIG Anthony L. Craig Chief Executive Officer and President

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Purchase Agreement dated as of December 22, 2000, by and between CompuCom Systems, Inc., MicroAge Technology Services, L.L.C. and MicroAge, Inc.(13) (Exhibit 2.1)

3.1	Amended and Restated Articles of Incorporation of Safeguard(4) (Exhibit 3.1)

3.2	By-laws of Safeguard, as amended(14)

4.1***	1990 Stock Option Plan, as amended(4) (Exhibit 4.3)

4.2***	Stock Option Plan for Non-Employee Directors(2) (Exhibit 4.8)

4.3***	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended(16) (Exhibit 4.3)

4.3.1**/***	Group Stock Unit Award Program, Group Deferred Stock Unit Program for Officers, Group Deferred Stock Unit Program for Directors pursuant to the Safeguard Scientifics, Inc. 1999 Equity Compensation Plan

4.4***	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan(17)

4.4.1**/***	Amendment No. 1 to the Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan

4.5	Indenture, dated as of June 9, 1999, between Safeguard Scientifics, Inc. and Chase Manhattan Trust Company, National Association, as trustee, including the form of 5.0% Convertible Subordinated Note due 2006(9) (Exhibit 4.2)

4.6	Purchase Agreement of Safeguard Scientifics, Inc. to issue and sell to Credit Suisse First Boston Corporation Convertible Subordinated Notes due June 15, 2006 (exhibits omitted)(6) (Exhibit 4.3)

4.7	Registration Rights Agreement between Safeguard Scientifics, Inc. and Credit Suisse First Boston Corporation(7) (Exhibit 4.4)

4.8	Rights Agreement dated as of March 1, 2000 between Safeguard Scientifics, Inc. and ChaseMellon Shareholder Services LLC, as Rights Agent(8) (Exhibit 4)

4.9	Designation of Series A Junior Participating Preferred Shares(9) (Exhibit 4.11)

10.1***	Safeguard Scientifics, Inc. Long Term Incentive Plan, as amended and restated effective June 15, 1994(3) (Exhibit 10.6)

10.2***	Safeguard Scientifics, Inc. Deferred Compensation Plan(1) (Exhibit 10.12)

10.3	Sails Mandatorily Exchangeable Securities Contract dated as of March 25, 1999 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products and CSFP Capital Inc. as Agent(10) (Exhibit 10.40)

10.4	Sails Pledge Agreement dated as of March 25, 1999 among Safeguard Scientifics (Delaware), Inc, Credit Suisse Financial Products, and Credit Suisse First Boston, New York, as Collateral Agent (exhibits omitted)(10) (Exhibit 10.41)

10.5	Sails Mandatorily Exchangeable Securities Contract dated as of August 30, 1999 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products and CSFP Capital, Inc. as Agent(10) (Exhibit 10.42)

10.6	Sails Pledge Agreement dated as of August 30, 1999 among Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products, and Credit Suisse First Boston, New York, as Collateral Agent (exhibits omitted)(10) (Exhibit 10.43)

10.7***	Form of Promissory Notes dated February 3, 2000 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants(9) (Exhibit 10.37)

10.8***	Form of Promissory Notes dated April 6, 2000 given by certain executives for advances by Safeguard of income tax withholdings on restricted stock grants(11) (Exhibit 10.3)

10.9***	Stock Option Grant by Safeguard Scientifics, Inc. to Harry Wallaesa dated March 1, 1999(9) (Exhibit 10.38)

10.10***	Term note dated April 13, 2000 from a certain executive to Safeguard Scientifics, Inc.(11) (Exhibit 10.2)

10.11	Consulting Agreement dated July 3, 2001 between Safeguard Scientifics, Inc. and Vincent G. Bell, Jr.(15)(Exhibit 10.3)

10.12	Amended and Restated Demand Note dated May 18, 2001 given by Warren V. Musser for advances by Bonfield Insurance, LTD(15)(Exhibit 10.4)

10.13	Agreement to Restructure by and among Warren V. Musser and Hillary Grinker Musser and Safeguard Scientifics, Inc. and Bonfield Insurance, LTD, dated as of April 16, 2001(15)(Exhibit 10.5)

10.13.1	Amendment to Agreement to Restructure by and among Warren V. Musser and Hillary Grinker Musser and Safeguard Scientifics, Inc. and Bonfield Insurance, LTD, dated May 18, 2001(15)(Exhibit 10.6)

10.14	Employment Agreement dated as of October 15, 2001 between Safeguard Scientifics, Inc. and Warren V. Musser(21)(Exhibit 10.14)

Exhibit No.	Exhibit
10.15	Employment Agreement dated July 10, 2001 between Safeguard Scientifics, Inc. and Jerry L. Johnson(16)(Exhibit 10.9)

10.16**/***	Form of Letter Agreement, dated January 1, 2003, between Safeguard Scientifics, Inc. and the following Managing Directors: Michael F. Cola, Christopher J. Davis and N. Jeffrey Klauder

10.17**/***	Letter Agreement, dated January 1, 2003, between Safeguard Scientifics, Inc. and Anthony L. Craig

10.18***	Letter Agreement, dated January 2, 2001, between Safeguard Scientifics, Inc. and Anthony A. Ibargüen(21)(Exhibit 10.21)

10.19	Loan and Security Agreement, dated as of November 21, 2001, between Comerica Bank — California and Safeguard Delaware, Inc. (schedules omitted)(21)(Exhibit 10.22)

10.20	Loan Agreement dated May 10, 2002 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (exhibits omitted)(18)(Exhibit 10.1)

10.21	CompuCom Receivables MasterTrust I Pooling and Servicing Agreement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, between Norwest Bank Minnesota National Association, CompuCom Systems, Inc., and CSI Funding, Inc.(19) (Exhibit 10(J))

10.21.1	CompuCom Receivables MasterTrust I Pooling and Servicing Agreement Series 1999-1 Supplement, dated as of May 7, 1999, a amended and restated as of August 20, 1999, among PNC Bank, National Association, Market Street Capital Corporation, Norwest Bank Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding, Inc.(19) (Exhibit 10(K))

10.21.2	Receivables Contribution and Sale Agreement dated May 7, 1999 between CompuCom Systems, Inc. and CSI Funding, Inc.(6) (Exhibit 10.8)

10.22	Series 2000-1 Supplement, among CSI Funding, Inc., as the Transferor, CompuCom Systems, Inc., as Servicer, Lloyds TSB Bank PLC, as Initial Series 2000-1 Certificateholder, and Wells Fargo, as Trustee on behalf of the Certificateholders, dated as of October 2, 2000(12) (Exhibit 10(zz))

10.22.1	Amendment Number 1, dated as of May 17, 2001 to the Series 2000-1 Supplement, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., Lloyds TSB Bank PLC and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association)(15) (Exhibit 10.1)

10.22.2	Amendment Number 2, dated as of May 17, 2001 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999 and as amended by Amendment Number 1, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association)(15) (Exhibit 10.2)

10.22.3	Amendment Number 3, dated as of March 7, 2002 and effective as of December 31, 2001 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended by Amendment Number 1 to the Series 1999-1 Supplement, dated as of October 2, 2000, and as further amended by Amendment Number 2 to the Series 1999-1 Supplement, dated as of May 17, 2001, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (20)(Exhibit 10(pp))

10.22.4	Amendment Number 4, dated as of October 11, 2002 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (20)(Exhibit 10(qq))

10.22.5	Amendment Number 5, dated as of October 31, 2002 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (20)(Exhibit 10(rr))

10.23	Inventory and Working Capital Financing Agreement, dated as of May 11, 1999, between IBM Credit Corporation and CompuCom Systems, Inc. (6) (Exhibit 10.6)

10.23.1	Attachment A to Inventory and Working Capital Financing Agreement dated May 11, 1999(6) (Exhibit 10.7)

10.23.2	First Amendment to Inventory and Working Capital Financing Agreement dated as of July 28, 1999 by and between CompuCom Systems, Inc. and IBM Credit Corporation(12) (Exhibit 10(ab))

10.23.3	Second Amendment to Inventory and Working Capital Financing Agreement dated as of July 1, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation(15) (Exhibit (10(ac))

10.23.4	Third Amendment to Inventory and Working Capital Financing Agreement dated as of October 31, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation(15) (Exhibit 10(ad))

Exhibit No.	Exhibit

10.23.5	Fourth Amendment to Inventory and Working Capital Financing Agreement dated as of January 10, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation(15) (Exhibit 10(ae))

10.23.6	Fifth Amendment to Inventory and Working Capital Financing Agreement dated as of September 30, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation (20) (Exhibit 10(ah))

11	Statement regarding Computation of Per Share Income (included herein at Note 1 — “Significant Accounting Policies” in the subsection “Net Income (loss) Per Share” and in Note 16 to the Consolidated Financial Statements)

21**	List of Subsidiaries

23.1**	Consent of KPMG LLP

23.2*	Consent of KPMG LLP

99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Consolidated Financial Statements of Internet Capital Group, Inc. (22).

*	Filed herewith

**	Filed on March 21, 2003 as an exhibit to the Form 10-K.

***	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.

(1)	Filed on March 30, 1987 as an exhibit to Form 10-K and incorporated herein by reference.

(2)	Filed on March 30, 1994 as an exhibit to Form 10-K and incorporated herein by reference.

(3)	Filed on March 30, 1995 as an exhibit to Form 10-K and incorporated herein by reference.

(4)	Filed on March 31, 1997 as an exhibit to Form 10-K and incorporated herein by reference.

(5)	Filed on May 10, 1999 as an exhibit to Form 8-K and incorporated herein by reference.

(6)	Filed on August 16, 1999 as an exhibit to Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by such reference.

(7)	Filed on September 2, 1999 as an exhibit to Form 10-Q/ A for the quarter ended June 30, 1999 and incorporated herein by such reference.

(8)	Filed on February 29, 2000 as an exhibit to Form 8-K and incorporated herein by reference.

(9)	Filed on March 22, 2000 as an exhibit to Form 10-K and incorporated herein by reference.

(10)	Filed on April 18, 2000 as an exhibit to Form 10-K/ A 2 and incorporated herein by reference.

(11)	Filed on May 15, 2000 as an exhibit to Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

(12)	Incorporated herein by reference to the exhibits filed by CompuCom Systems, Inc. (SEC File No. 000-14371) under Part IV, Item 14(c) of the Annual Report on Form 10-K for the year ended December 31, 2000.

(13)	Filed on January 24, 2001 as an exhibit to Form 8-K filed by CompuCom Systems, Inc. and incorporated herein by reference.

(14)	Filed on May 15, 2001 as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(15)	Filed on August 14, 2001 as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(16)	Filed on November 14, 2001 as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(17)	Filed on November 14, 2001 as an exhibit to Form S-8 and incorporated herein by reference.

(18)	Filed on November 14, 2002 as an exhibit to the Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(19)	Filed on November 14, 2002 as an exhibit to the Quarterly Report on Form 10-Q (No. 000-14371) filed by CompuCom Systems, Inc. and incorporated herein by reference.

(20)	Incorporated herein by reference to the exhibits filed by CompuCom Systems, Inc. (SEC File No. 000-14371) under Part IV, Item 14(c) of the Annual Report on Form 10-K for the year ended December 31, 2002.

(21)	Filed on March 31, 2002 as an exhibit to Form 10-K and incorporated herein by reference.

(22)	Incorporated by reference to Part II, Item 8 of the Annual Report of Form 10-K for the year-ended December 31, 2002, filed by Internet Capital Group, Inc. (SEC file No. 001-16249).