Form 10-Q
period 2003-03-31
SAFEGUARD SCIENTIFICS INC ET AL
filed 2003-05-13
CIK 86115

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2003

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

Yes   ☑   No   ☐

Number of shares outstanding as of April 25, 2003
Common Stock 119,310,523

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT FORM 10-Q
INDEX

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(in thousands except per share data)
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$250,949	$254,779
Restricted cash	1,632	3,634
Short-term investments	7,984	9,986
Trading securities	768	832
Accounts receivable, less allowances ($3,637 - 2003; $3,523 - 2002)	125,526	179,668
Inventories	26,327	30,181
Prepaid expenses and other current assets	14,610	13,045

Total current assets	427,796	492,125
Property and equipment, net	38,140	38,610
Ownership interests in and advances to affiliates	77,691	74,859
Available-for-sale securities	4,474	4,548
Intangible assets, net	17,209	18,580
Goodwill, net	206,513	206,815
Deferred taxes	847	1,210
Note receivable - related party	13,751	14,482
Other	15,365	17,437

Total Assets	$801,786	$868,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$12,043	$11,517
Accounts payable	90,598	121,793
Accrued expenses and deferred revenue	94,372	116,669

Total current liabilities	197,013	249,979
Long-term debt	2,221	1,998
Minority interest	129,620	130,384
Other long-term liabilities	15,550	14,032
Convertible subordinated notes	200,000	200,000
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10.00 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 119,450 shares issued and outstanding in 2003 and 2002	11,945	11,945
Additional paid-in capital	738,282	738,282
Accumulated deficit	(492,406)	(476,867)
Accumulated other comprehensive income	2,474	2,522
Treasury stock, at cost (136 shares-2003; 33 shares-2002)	(396)	(129)
Unamortized deferred compensation	(2,517)	(3,480)

Total shareholders’ equity	257,382	272,273

Total Liabilities and Shareholders’ Equity	$801,786	$868,666

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2003	2002

	(in thousands, except per share data)
	(unaudited)
Revenue
Product sales	$260,311	$262,767
Service sales	109,489	82,463
Other	899	5,574

Total revenue	370,699	350,804

Operating Expenses
Cost of sales-product	235,906	233,258
Cost of sales-service	72,549	54,920
Selling and service	34,875	29,487
General and administrative	30,724	34,634
Depreciation and amortization	7,878	7,401

Total operating expenses	381,932	359,700

	(11,233)	(8,896)
Other income (loss), net	4,191	(5,531)
Impairment – related party (Note 15)	(659)	—
Interest income	1,032	2,020
Interest and financing expense	(3,444)	(7,465)

Loss before income taxes, minority interest, equity loss and change in accounting principle	(10,113)	(19,872)
Income taxes	(1,392)	(1,118)
Minority interest	(10)	(841)
Equity loss	(4,024)	(18,907)

Net loss before change in accounting principle	(15,539)	(40,738)
Cumulative effect of change in accounting principle (Note 3)	—	(21,390)

Net Loss	$(15,539)	$(62,128)

Basic Loss Per Share:
Prior to cumulative effect of change in accounting principle	$(0.13)	$(0.35)
Cumulative effect of change in accounting principle	—	(0.18)

	$(0.13)	$(0.53)

Diluted Loss Per Share:
Prior to cumulative effect of change in accounting principle	$(0.14)	$(0.35)
Cumulative effect of change in accounting principle	—	(0.18)

	$(0.14)	$(0.53)

Weighted Average Shares Outstanding - Basic and Diluted	118,163	117,523

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2003	2002

	(in thousands)
	(unaudited)
Net cash used in operating activities	$(4,861)	$(28,284)
Investing Activities
Proceeds from sales of available-for-sale and trading securities	49	13,167
Proceeds from sales of and distributions from affiliates	5,252	9,211
Advances to affiliates	—	(2,241)
Repayment of advances to affiliates	753	—
Acquisitions of ownership interests in affiliates and subsidiaries, net of cash acquired	(5,670)	(5,096)
Repayments of advances to related party	72	1,372
Increase in restricted cash and short-term investments	—	(1,609)
Decrease in restricted cash and short-term investments	4,004	—
Capital expenditures	(3,888)	(2,143)
Other, net	(341)	(535)

Net cash provided by investing activities	231	12,126
Financing Activities
Borrowings on revolving credit facilities	1,346	6,629
Repayments on revolving credit facilities	—	(7,151)
Borrowings on long-term debt	80	569
Repayments on long-term debt	(698)	(786)
Issuance of subsidiary common stock	72	420

Net cash provided by (used in) financing activities	800	(319)
Net Decrease in Cash and Cash Equivalents	(3,830)	(16,477)
Cash and Cash Equivalents at beginning of period	254,779	298,095

Cash and Cash Equivalents at end of period	$250,949	$281,618

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

1.     GENERAL

     The accompanying unaudited interim Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statements rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

2.     BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which it directly or indirectly owns more than 50% of the outstanding voting securities. The Company’s wholly-owned subsidiaries include Alliance Consulting Group Associates, Inc. (“Alliance Consulting”). The Company’s Consolidated Statements of Operations and Cash Flows also include the following majority-owned subsidiaries:

For the three months ended March 31,

2003	2002

Agari Mediaware	Agari Mediaware
ChromaVision Medical Systems	Aptas (through March 2002)
CompuCom Systems	CompuCom Systems
Mantas	Pacific Title and Arts Studio
Pacific Title and Arts Studio	Protura Wireless (since January 2002)
Protura Wireless	SOTAS
SOTAS	Tangram Enterprise Solutions
Tangram Enterprise Solutions

     The Company’s Consolidated Balance Sheets also include the following majority-owned subsidiaries at both March 31, 2003 and December 31, 2002:

Agari Mediaware
ChromaVision Medical Systems
CompuCom Systems
Mantas
Pacific Title and Arts Studio
Protura Wireless
SOTAS
Tangram Enterprise Solutions

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2003

3.     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     The Company adopted SFAS 142, “Goodwill and Other Intangible Assets” during the three months ended June 30, 2002, effective January 1, 2002. In accordance with the provision of SFAS 142, the Company recorded a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations, resulting in an increase in the Company’s net loss by $21.8 million for the three months ended March 31, 2002.

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

     Under the transition provisions of SFAS 142, the Company was required to test existing goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002. The Company completed the required testing during the second quarter of 2002. As a result, the Company reported a $21.8 million goodwill impairment loss in the Business and IT services reporting unit (a component of the Strategic Initiative segment), arising from the initial application of SFAS 142 which required the carrying amount of goodwill be compared to the fair value. The fair value of that reporting unit was determined by estimating the present value of future cash flows and by reviewing the valuations of comparable public companies.

     Goodwill balances are consistent with the December 31, 2002 balances. There is an immaterial purchase price adjustment related to the recent acquisition of Alliance Consulting, which is included in the strategic initiative segment (Note 14).

     The following is a summary of changes in the carrying amount of goodwill by segment:

	Strategic
	Initiative	Legacy		Total
	Companies	Companies	CompuCom	Segments

	(in thousands)
	(unaudited)
Balance at December 31, 2002	$91,337	$10,589	$104,889	$206,815
Acquisitions	(302)	—	—	(302)

Balance at March 31, 2003	$91,035	$10,589	$104,889	$206,513

     Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite useful lives:

	March 31, 2003

		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net

			(in thousands)
			(unaudited)
Customer-related	6 - 11 years	$15,467	$9,700	$5,767
Contract-related	2 - 3 years	2,840	1,601	1,239
Technology-related	2 - 17 years	14,307	4,104	10,203

Total		$32,614	$15,405	$17,209

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2003

	December 31, 2002

		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net

		(in thousands)
Customer-related	6 - 11 years	$15,467	$9,107	$6,360
Contract-related	2 - 3 years	2,840	1,382	1,458
Technology-related	2 - 17 years	14,071	3,309	10,762

Total		$32,378	$13,798	$18,580

     Amortization expense related to intangible assets was $1.6 million and $1.0 million for the three months ended March 31, 2003 and 2002, respectively. The following table provides estimated future amortization expense related to intangible assets:

Total

(in thousands)
(unaudited)
Remainder of 2003	$4,611
2004	5,529
2005	3,614
2006	1,488
2007 and thereafter	1,967

$17,209

5.     NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company has adopted SFAS 143 as of January 1, 2003. The adoption did not have any significant impact on its financial statements.

     In July 2002, the FASB Issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No.146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of this statement had no effect on the Company’s financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. The Interpretation expands on the disclosure requirements to be made in interim and annual financial statements. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Interpretation also requires that a liability measured at fair value be recognized for guarantees even if the probability of payment on the guarantee is remote. The provision for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the provisions of FASB Interpretation No. 45 as of January 1, 2003. The adoption did not have a material impact on the Company’s financial statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2003

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

6.     COMPREHENSIVE LOSS

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

     The following summarizes the components of comprehensive loss, net of income taxes:

	Three Months Ended March 31,

	2003	2002

	(in thousands)
	(unaudited)
Net Loss	$(15,539)	$(62,128)

Other Comprehensive Income (Loss), Before Taxes:
Unrealized holding gains (losses) in available-for-sale securities	26	(260)
Reclassification adjustments	(100)	555
Related Tax (Expense) Benefit:
Unrealized holding (gains) losses in available-for-sale securities	(9)	91
Reclassification adjustments	35	(194)

Other Comprehensive Income (Loss)	(48)	192

Comprehensive Loss	$(15,587)	$(61,936)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2003

7.     OWNERSHIP INTERESTS IN AND ADVANCES TO AFFILIATES

     The following summarizes the carrying value of the Company’s ownership interests in and advances to affiliates accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at March 31, 2003 and December 31, 2002.

	March 31,	December 31,
	2003	2002

	(in thousands)
	(unaudited)
Equity Method
Public Companies	$23,418	$23,181
Non-Public Companies	5,232	5,057
Private Equity Funds	34,887	36,377

	63,537	64,615
Cost Method
Non-Public Companies	10,291	6,420
Private Equity Funds	3,863	3,824

	$77,691	$74,859

     The market value of the Company’s public companies accounted for under the equity method was $49 million at March 31, 2003 and $53 million at December 31, 2002.

8.     DEBT

     In May 2002, the Company entered into a revolving credit facility providing for borrowings and issuances of letters of credit and guarantees of up to $25 million. This credit facility matures in May 2003 and bears interest at the prime rate (4.25% at March 31, 2003) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125% which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to two times any amounts outstanding under the facility. This facility provides the Company additional flexibility to implement its strategy and support its companies. The Company renewed the facility for a one year period in May 2003 under the same terms. As of March 31, 2003, a standby letter of credit totaling $0.1 million was outstanding. As of March 31, 2003, guarantees totaling $8.0 million related to two strategic initiative company’s credit facilities were outstanding.

     Parent company and other recourse debt includes primarily mortgage obligations ($3.7 million), bank credit facilities ($6.8 million) and capital lease obligations ($0.4 million). These obligations bear interest at fixed rates between 4.25% to 9%, and variable rates at prime rate (4.25% at March 31, 2003) plus 0.5%.

     At March 31, 2003, CompuCom has a $25 million working capital facility and a $100 million receivables securitization facility. The working capital facility, which initially had a May 2002 maturity date but has been extended to a May 2003 maturity date, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects to renew the working capital facility during the second quarter of 2003. Availability under the facility is subject to a borrowing base calculation. As of March 31, 2003, availability under the working capital facility was $25 million with no outstanding amounts. The securitization facility’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable to a consolidated, wholly owned special purpose subsidiary (SPS). The SPS has sold and, subject to certain conditions, may from time to time sell an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2003

amount available up to the maximum allowed. These sales are reflected as reductions of Accounts receivable on the Consolidated Balance Sheets and are included in net cash provided by operating activities on the Consolidated Statements of Cash Flows. The proceeds from the sale of receivables are used primarily to fund working capital requirements. The investors in the securitized receivables have no recourse to the Company’s or CompuCom’s assets as a result of debtors defaults. The Company and CompuCom account for these transactions in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and meet the sales criteria stated in Paragraph 9 of SFAS 140. Amounts outstanding as sold receivables as of March 31, 2003 consisted of two certificates totaling $59 million. Within the context of the securitization, each certificate is issued from a separate facility, each facility set at $50 million. One $50 million facility, with an October 2003 maturity date, has one certificate issued for $50 million. The other $50 million facility with an October 2005 maturity date has one certificate issued for $9 million. Both facilities are subject to CompuCom’s compliance with selected financial covenants and ratios.

     Subsidiary debt includes bank credit facilities ($0.6 million), term loans ($2.1 million) and capital lease obligations ($0.7 million) of consolidated companies. These obligations bear interest at fixed rates ranging between 7% and 10.9% and variable rates consisting of the prime rate (4.25% at March 31, 2003) plus 1%.

     Aggregate maturities of long-term debt in future years are (in millions): $11.8 - 2003; $2.1 - 2004; $0.3 - 2005; $0.1- 2006; and $0.0 - thereafter.

9.     STOCK-BASED COMPENSATION

     Incentive or non-qualified stock options, restricted stock awards, stock appreciation rights, performance units and other stock-based awards may be granted to Company employees, directors and consultants under the 2001 Associates Equity Compensation Plan and 1999 Equity Compensation Plan. Generally, outstanding options vest over four years after the date of grant and expire eight years after the date of grant. All options granted under the plans to date have been at prices which have been equal to the fair market value at the date of grant. At March 31, 2003, the Company reserved 14.2 million shares of common stock for possible future issuance under its equity compensation plans. Several subsidiaries and most of our companies also maintain equity compensation plans for their employees and directors.

Option activity is summarized below:

		Weighted
		Average
	Shares	Exercise Price

	(In thousands)
Outstanding at December 31, 2002	11,404	$8.50
Options granted	300	1.31
Options canceled/forfeited	(277)	3.11

Outstanding at March 31, 2003	11,427	$8.44

Options exercisable at end of period	6,662
Shares available for future grant	2,795

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2003

     The following summarizes information about the Company’s stock options outstanding at March 31, 2003:

Options Outstanding						Options Exercisable

				Weighted Average	Weighted		Weighted
			Number	Remaining	Average		Average
Range of			Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices			(In thousands)	(In years)	Price	(In thousands)	Price

$1.25	-	$2.12	2,980	7.2	$1.66	274	$2.12
2.17	-	4.79	2,127	6.4	3.78	707	4.08
5.28	-	7.00	2,660	5.7	5.35	2,177	5.33
7.10	-	14.84	2,594	3.1	11.18	2,575	11.20
20.00	-	30.98	490	4.9	28.61	395	28.74
33.19	-	50.98	576	4.3	45.61	534	45.38

$1.25	-	$50.98	11,427	5.5	$8.44	6,662	$11.94

     In January 2002, the Company issued 0.5 million shares of restricted stock in exchange for stock options that were canceled. The restricted stock had a value of $2.0 million on the date of grant and vests in accordance with the terms of the related canceled stock options. In addition, during 2001 and 2002, the Company issued 0.4 million and 1.3 million shares of restricted stock to employees with a value on the date of grant of $2.1 million and $4.5 million, respectively, which was recorded as deferred compensation. This restricted stock vests over periods ranging from two to four years. Compensation expense is recognized on a straight-line basis over the vesting period and is reduced to the extent that a participant forfeits shares of restricted stock received prior to vesting. The deferred compensation charge is unaffected by future changes in the price of the common stock.

     Total compensation expense for restricted stock issuances was $0.8 million and $1.0 million for the three months ended March 31, 2003 and 2002, respectively. Unamortized compensation expense related to restricted stock issuances at March 31, 2003 is $2.5 million.

     In addition to the restricted stock grants discussed above, the Company issued 0.9 million of deferred stock units to senior executives in December 2002 . Deferred stock units are payable in stock on a one-for-one basis. Payments in respect of the deferred stock units are distributable not earlier than one year after the vesting. The value of these deferred stock units was $1.6 million based on the fair value of the stock as of the date of grant. The deferred stock units vest over four years. During the three months ended March 31, 2003, $0.1 million of expense was recorded related to the deferred stock units. The related liability of $0.2 million is included in Other Long-Term Liabilities on the Consolidated Balance Sheets.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002 as such have been incorporated below.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2003

		Three Months Ended March 31,

		2003	2002

		(in thousands, except per share data)
Consolidated net loss	As reported	$(15,539)	$(62,128)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(2,608)	1,292

	Pro forma	$(18,147)	$(60,836)

Loss per share
Basic	As reported	$(0.13)	$(0.53)
	Pro forma	$(0.15)	$(0.52)
Diluted	As reported	$(0.14)	$(0.53)
	Pro forma	$(0.16)	$(0.52)
Per share weighted average fair value of stock options issued on date of grant		$0.95	$2.47

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2003

     The following range of assumptions were used by the Company, its subsidiaries and its companies accounted for under the equity method to determine the fair value of stock options granted during the three months ended March 31, 2003 and 2002 using the Black-Scholes option-pricing model:

	Three Months Ended March 31,

	2003	2002

Company
Dividend yield	0%	0%
Expected volatility	95%	90%
Average expected option life	5 years	5 years
Risk-free interest rate	2.5%	5.0%

	Three Months Ended March 31,

	2003	2002

Subsidiaries and Equity Method Companies
Dividend yield	0%	0%
Expected volatility	0%-212%	0%-212%
Average expected option life	4-8 years	4-8 years
Risk-free interest rate	2.33%-3.67%	2.55%-5.68%

10.     INCOME TAXES

     The Company’s consolidated income tax expense recorded for the three months ended March 31, 2003 was $1.4 million, net of a recorded valuation allowance of $6.0 million. The Company recorded a valuation allowance against its deferred tax assets since it is more likely than not that these assets will not be realized in future years.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2003

11.     NET LOSS PER SHARE

The calculations of net loss per share were:

	Three Months Ended March 31,

	2003	2002

	(in thousands except per share data)
	(unaudited)
Basic:
Net loss prior to cumulative effect of change in accounting principle	$(15,539)	$(40,738)
Cumulative effect of change in accounting principle	—	(21,390)

Net loss after cumulative effect of change in accounting principle	$(15,539)	$(62,128)

Average common shares outstanding	118,163	117,523

Basic prior to cumulative effect of change in accounting principle	$(0.13)	$(0.35)
Cumulative effect of change in accounting principle	—	(0.18)

Basic after cumulative effect of change in accounting principle	$(0.13)	$(0.53)

Diluted:
Net loss prior to cumulative effect of change in accounting principle	$(15,539)	$(40,738)
Effect of public holdings	(586)	(469)

Adjusted net loss	$(16,125)	$(41,207)

Average common shares outstanding	118,163	117,523

Diluted prior to cumulative effect of change in accounting principle	$(0.14)	$(0.35)

Net loss after cumulative effect of change in accounting principle	$(15,539)	$(62,128)
Effect of public holdings	(586)	(541)

Adjusted net loss	$(16,125)	$(62,669)

Average common shares outstanding	118,163	117,523

Diluted after cumulative effect of change in accounting principle	$(0.14)	$(0.53)

     If a consolidated or equity method public company has dilutive options or securities outstanding, diluted net loss per share is computed first by deducting from net loss the income attributable to the potential exercise of the dilutive options or securities of the company. This impact is shown as an adjustment to net loss for purposes of calculating diluted net loss per share.

     The computation of average common shares outstanding for the three months ended March 31, 2003 and 2002, excludes 1.2 million and 1.7 million shares of non-vested restricted stock, which will be included in the computation when they vest.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2003

     Approximately 0.1 million and 0.9 million weighted average common stock equivalents related to stock options were excluded from the denominator in the calculation of diluted loss per share for the three months ended March 31, 2003 and 2002 because their effect was anti-dilutive. Approximately 8.3 million shares representing the weighted average effect of assumed conversion of the convertible subordinated notes were excluded from the denominator in the calculation of diluted loss per share for the three months ended March 31, 2003 and 2002, because their effect was anti-dilutive.

12.     PARENT COMPANY FINANCIAL INFORMATION

     The Company’s Consolidated Financial Statements reflect certain entities accounted for under the consolidation method of accounting.

     Parent company financial information is provided to present the financial position and results of operations of the Company as if the less than wholly owned consolidated companies (see Note 2) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies. Parent company financial statements consolidate the financial statements of the Company’s wholly-owned subsidiaries, including Alliance Consulting.

Parent Company Balance Sheets

	March 31,	December 31,
	2003	2002

	(in thousands)
	(unaudited)
Assets
Cash and cash equivalents	$98,896	$112,714
Restricted cash	1,632	3,634
Short-term investments	7,984	9,986
Trading securities	768	832
Other current assets	29,151	27,520

Total current assets	138,431	154,686
Ownership interests in and advances to affiliates	264,859	259,854
Available-for-sale securities	4,474	4,548
Note receivable - related party	13,751	14,482
Goodwill, net	73,924	74,226
Other	10,214	11,526

Total Assets	$505,653	$519,322

Liabilities and Shareholders’ Equity
Current liabilities	$32,497	$32,608
Long-term debt	366	538
Other long-term liabilities	15,408	13,903
Convertible subordinated notes	200,000	200,000
Shareholders’ equity	257,382	272,273

Total Liabilities and Shareholders’ Equity	$505,653	$519,322

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2003

Parent Company Statements of Operations

	Three Months Ended March 31,

	2003	2002

	(in thousands)
	(unaudited)
Revenue	$24,001	$13,543

Operating expenses:
Cost of sales	16,374	6,649
Selling	3,565	792
General and administrative	11,904	12,448
Depreciation and amortization	1,266	473

	33,109	20,362

	(9,108)	(6,819)
Other income (loss), net	4,191	(3,457)
Impairment – related party	(659)	—
Interest income	691	1,605
Interest and financing expense	(2,766)	(6,198)

Loss before income taxes and equity loss	(7,651)	(14,869)
Income taxes	(1)	—
Equity loss	(7,887)	(25,444)

Net loss before change in accounting principle	(15,539)	(40,313)
Cumulative effect of change in accounting principle	—	(21,815)

Net loss	$(15,539)	$(62,128)

     The Company’s share of income or losses of its less than wholly owned consolidated subsidiaries is reflected in Equity Loss.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2003

Parent Company Statements of Cash Flows

	Three Months Ended March 31,

	2003	2002

	(in thousands)
	(unaudited)
Net cash used in operating activities	$(11,931)	$(11,758)
Investing Activities
Proceeds from sales of trading securities	49	13,167
Proceeds from sales of and distributions from affiliates	5,252	9,211
Advances to affiliates	—	(2,241)
Repayments of advances to affiliates	1,403	—
Acquisitions of ownership interests in affiliates and subsidiaries, net of cash acquired	(12,348)	(11,696)
Capital expenditures	(163)	(76)
Repayments of advances to related party	72	1,372
Increase in restricted cash and short-term investments	—	(1,609)
Decrease in restricted cash and short-term investments	4,004	—
Other, net	—	(75)

Net cash (used in) provided by investing activities	(1,731)	8,053
Financing Activities
Borrowings on revolving credit facilities	196	—
Repayments on long-term debt	(352)	(69)

Net cash used in financing activities	(156)	(69)

Net Decrease in Cash and Cash Equivalents	(13,818)	(3,774)
Cash and Cash Equivalents at beginning of period	112,714	171,531

Cash and Cash Equivalents at end of period	$98,896	$167,757

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2003

13.     OPERATING SEGMENTS

     Our reportable segments include i) Strategic Initiative Companies, which include those companies in which we maintain controlling interest and are strategically and operationally engaged with the goal of accelerating value creation; ii) Legacy Companies in which we generally have less than a controlling interest or which do not directly fall within our strategic initiatives; and iii) CompuCom, which represents the results of our subsidiary, CompuCom.

     In periods prior to 2003, our reportable segments were Strategic Private Company Operations, Other Private Company and Funds Operations, Public Company Operations (excluding CompuCom), and CompuCom Operations. All prior periods have been restated to conform to the current-year presentation. The development of the current segments corresponds to the implementation of our refinement in strategic focus announced in early 2003, and represents management’s view of the Company’s operations.

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

     Other items, which include corporate expenses and income taxes, are reviewed by management independent of segment results.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2003

Three Months Ended March 31, 2003

	Strategic
	Initiative	Legacy		Total		Consolidated
	Companies	Companies	CompuCom	Segments	Other Items	Results

	(in thousands)
	(unaudited)
Revenue
Product sales	$1,852	$1,041	$257,418	$260,311	$—	$260,311
Service sales	29,790	6,820	72,879	109,489	—	109,489
Other	53	758	—	811	88	899

	31,695	8,619	330,297	370,611	88	370,699
Operating expenses
Cost of sales - product	238	369	235,299	235,906	—	235,906
Cost of sales - service	18,860	3,361	50,328	72,549	—	72,549
Selling and service	13,226	1,739	19,910	34,875	—	34,875
General and administrative	6,405	1,782	14,935	23,122	7,602	30,724
Depreciation and amortization	2,440	1,083	4,180	7,703	175	7,878

Total operating expenses	41,169	8,334	324,652	374,155	7,777	381,932

	(9,474)	285	5,645	(3,544)	(7,689)	(11,233)
Other income, net	—	4,136	—	4,136	55	4,191
Impairment – related party	—	—	—	—	(659)	(659)
Interest income	23	1	318	342	690	1,032
Interest and financing expense	(171)	(42)	(403)	(616)	(2,828)	(3,444)

Net income (loss) before income taxes, minority interest, and equity loss	(9,622)	4,380	5,560	318	(10,431)	(10,113)
Income taxes	—	—	—	—	(1,392)	(1,392)
Minority interest	1,921	183	(2,114)	(10)	—	(10)
Equity loss	—	(3,988)	—	(3,988)	(36)	(4,024)

Net Income (Loss)	$(7,701)	$575	$3,446	$(3,680)	$(11,859)	$(15,539)

Segment Assets
March 31, 2003	$160,753	$105,395	$398,460	$664,608	$137,178	$801,786

December 31, 2002	$163,390	$103,222	$447,494	$714,106	$154,560	$868,666

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2003

Three Months Ended March 31, 2002

	Strategic
	Initiative	Legacy		Total		Consolidated
	Companies	Companies	CompuCom	Segments	Other Items	Results

	(in thousands)
	(unaudited)
Revenue
Product sales	$359	$3,139	$259,269	$262,767	$—	$262,767
Service sales	8,352	6,432	67,679	82,463	—	82,463
Other	—	5,529	—	5,529	45	5,574

Total revenue	8,711	15,100	326,948	350,759	45	350,804
Operating expenses
Cost of sales - product	42	678	232,538	233,258	—	233,258
Cost of sales - service	6,878	3,922	44,120	54,920	—	54,920
Selling and service	3,552	2,800	23,135	29,487	—	29,487
General and administrative	2,675	8,639	17,558	28,872	5,762	34,634
Depreciation and amortization	409	1,864	4,787	7,060	341	7,401

Total operating expenses	13,556	17,903	322,138	353,597	6,103	359,700

	(4,845)	(2,803)	4,810	(2,838)	(6,058)	(8,896)
Other loss, net	(16)	(5,515)	—	(5,531)	—	(5,531)
Interest income	23	13	567	603	1,417	2,020
Interest and financing expense	(106)	(286)	(876)	(1,268)	(6,197)	(7,465)

Net income (loss) before income taxes, minority interest, equity loss and change in accounting principle	(4,944)	(8,591)	4,501	(9,034)	(10,838)	(19,872)
Income taxes	—	—	—	—	(1,118)	(1,118)
Minority interest	159	620	(1,620)	(841)	—	(841)
Equity loss	(1,967)	(16,777)	—	(18,744)	(163)	(18,907)

Net income (loss) before change in accounting principle	(6,752)	(24,748)	2,881	(28,619)	(12,119)	(40,738)
Cumulative effect of change in accounting principle	(21,815)	—	425	(21,390)	—	(21,390)

Net Income (Loss)	$(28,567)	$(24,748)	$3,306	$(50,009)	$(12,119)	$(62,128)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2003

	Three Months Ended March 31,

	2003	2002

	(in thousands)
	(unaudited)
Other Items
Corporate operations	$(10,467)	$(11,001)
Income tax expense	(1,392)	(1,118)

	$(11,859)	$(12,119)

14.     BUSINESS COMBINATIONS

Acquisitions by the Company

     In December 2002, the Company acquired 100% of Alliance Consulting for $54.5 million in cash paid to the selling shareholders and $1.2 million in transaction related costs. Alliance Consulting is an IT consulting firm that architects and implements digital enterprise strategies for its clients by building and integrating information technology across every line of business. The Company has not completed the allocation of the purchase price of the acquisition of Alliance Consulting. Therefore, the allocation of the purchase price could be adjusted once the valuation of assets acquired and liabilities assumed is completed.

     In February 2003, the Company acquired additional shares of ChromaVision Medical Systems for $5 million. As a result of this purchase of additional shares, the Company increased its ownership in ChromaVision by 6% to 62%. The Company has not completed the allocation of purchase price related to this additional investment.

     In June 2002, the Company acquired a majority ownership interest in ChromaVision Medical Systems for $16.2 million in cash, including $9.8 million used to purchase shares of preferred stock from existing shareholders. In July and August 2002, the Company acquired additional shares of ChromaVision for $1.2 million. ChromaVision’s product, Automated Cellular Imaging Systems, substantially improves the accuracy, sensitivity and reproducibility of cell imaging. The Company’s allocation of aggregate purchase price for the acquisition is summarized in the table below (in millions):

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2003

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

     In January 2002, the Company acquired a majority ownership interest in Protura Wireless for $4 million in cash. Protura has developed patent-pending technology that makes it possible for cellular manufacturers to switch from cumbersome external antennas to Protura internal antennas without losing performance. The Company did not complete an allocation of purchase price of the acquisition of Protura Wireless due to the reduction of carrying value to zero within the first year of majority ownership.

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

Three Months Ended March 31, 2002

(In thousands, except per share data)
Total revenues	$376,840
Net loss	$(64,285)
Diluted loss per share	$(0.55)

The effect of acquisitions in the first quarter of 2003 is not material to the Company’s 2003 operating results.

15.     RELATED PARTY TRANSACTIONS

     In October 2000, the Company guaranteed certain margin loans advanced by a third party to Mr. Musser, then the Chief Executive Officer of the Company. The securities subject to the margin account included shares of the Company’s common stock. The Company entered into this guarantee arrangement to maintain an orderly trading market for its’ equity securities, to maintain its’ compliance posture with the Investment Company Act of 1940, and to avoid diversion of the attention of a key executive from the performance of his responsibilities to the Company. In May 2001, the Company entered into a $26.5 million loan agreement with Mr. Musser, the former CEO. The proceeds of the loan were used to repay the margin loans guaranteed by Safeguard in October 2000. The purpose of the May 2001 loan agreement was to eliminate the guarantee obligations and to provide for direct and senior access to Mr. Musser’s assets as collateral for the loan.

     The loan bears interest at the default annual rate of 9% and became payable on a limited basis on January 1, 2003. Safeguard sent Mr. Musser a demand notice in January 2003 and, when no payment was received, a default notice. In conjunction with the original loan, Mr. Musser granted the Company security interests in securities and real estate as collateral. At December 31, 2002, the Company impaired the loan by $11.4 million to the value of the collateral that we held. At March 31, 2003, the Company has impaired the loan by $0.7 million to the estimated value of the collateral that the Company holds. Based on the information available to us, the Company also concluded that Mr. Musser may not have sufficient personal assets to satisfy the outstanding balance due under the loan when the loan becomes full recourse against

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2003

Mr. Musser on April 30, 2006. The Company will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis.

16.     COMMITMENTS AND CONTINGENCIES

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

     These two cases have been consolidated for further proceedings under the name “In Re: Safeguard Scientifics Securities Litigation” and the Court has approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. The plaintiffs have filed a consolidated and amended complaint. On May 23, 2002, the defendants filed a motion to dismiss the consolidated and amended complaint for failure to state claim upon which relief may be granted. On October 24, 2002, the Court denied the defendants’ motions to dismiss, holding that, based on the allegations of plaintiffs’ consolidated and amended complaint, dismissal would be inappropriate at this juncture. On December 20, 2002, plaintiffs filed with the Court a motion for class certification. On March 14, 2003, the defendants filed briefs with the Court opposing class certification. The Court has not yet ruled on plaintiffs’ motion.

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

     In connection with its ownership interests in certain affiliates, the Company has guarantees of $24 million at March 31, 2003, of which $20 million relates to guarantees of our consolidated companies. A total of $9 million of debt associated with its guarantees have been recorded on the consolidated companies’ Balance Sheets, and are therefore reflected in the Company’s Consolidated Balance Sheet at March 31, 2003. Additionally, we have committed capital of approximately $37 million, including commitments made in prior years to various affiliates, to be funded over the next several years, including approximately $12 million which is expected to be funded during the next twelve months.

     In the fourth quarter of 1998 and the first quarter of 2000, CompuCom effected restructuring plans designed to reduce its cost structure. At March 31, 2003, $1.1 million related to leases is included in Accrued Expenses and Deferred Revenue on the Consolidated Balance Sheets.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2003

     We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions it received as a general partner to the fund for further distribution to the fund’s limited partners (the “clawback”). Assuming the Funds in which we are a general partner are liquidated or dissolved on March 31, 2003 and assuming for these purposes the only distributions from the funds are equal to the carrying value of the funds on the March 31, 2003 financial statements, the maximum clawback we would be required to return for our general partner interest is approximately $6 million. Management estimates its liability to be approximately $5.5 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

     Our ownership in the general partner of the funds which have potential clawback liabilities range from 19-30%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. The Funds have taken several steps to reduce the potential liabilities should other general partners default, including withholding all general partner distributions in escrow and adding rights of set-off among certain funds. We believe our liability due to the default of other general partners is remote.

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

     Many of our companies that we account for under the equity method or consolidation method are technology-related companies with limited operating histories that have not generated significant revenues and have incurred substantial losses in prior periods. We expect these losses to continue in 2003. In addition, we expect to continue to acquire interests in more technology-related companies that may have operating losses when we acquire them. We also expect certain of our existing companies to continue to invest in their products and services and to recognize operating losses related to those activities. As a result, Safeguard’s operating losses attributable to its corporate operations, its equity accounted subsidiaries and its consolidated subsidiaries could continue to be significant. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that we operate in a volatile business environment. This could result in additional material impairment charges in future periods. Our financial results are also affected by acquisitions or dispositions of our subsidiaries or equity or debt interests in our subsidiaries. These transactions have resulted in significant volatility in our financial results which we expect will continue during 2003.

Net Results of Operations

     Our reportable segments include i) Strategic Initiative Companies, which includes those companies in which we maintain controlling interest and are strategically and operationally engaged with the goal of accelerating value creation; ii) Legacy Companies in which we generally have less than a controlling interest or which do not directly fall within our strategic initiatives; and iii) CompuCom, which represents the results of our subsidiary, CompuCom.

At March 31, 2003, we had ownership in 20 companies, which were classified into the following segments:

	Strategic Initiative	Legacy
	Companies	Companies	CompuCom

Consolidated	Agari Mediaware (70%)	Pacific Title and	CompuCom (59%)
	Alliance Consulting (100%)(a)	Arts Studio (84%)
	ChromaVision (62%)	Protura (56%)
	Mantas (63%)	Tangram (58%)
SOTAS (75%)

Equity		DocuCorp (22%)
eMerge (16%)
Internet Capital Group (13%)
Kanbay (30%)
Nextone (30%)
QuestOne (33%)
Sanchez (24%)
Zer0to5ive (33%)

Cost		BatellePharma (12%)
Pac-West Telecomm (7%)
Realtime Media (9%)

(a) On January 1, 2003, aligne and Lever8 Solutions were merged into Alliance Consulting.

     The percentages above reflect our voting ownership at March 31, 2003. Although we own less than 20% of the voting stock of some of these companies, we accounted for these companies on the equity method as we believe we have the ability to exercise significant influence based on our representation of each company’s board of directors and other factors.

     In periods prior to 2003, our reportable segments were Strategic Private Companies, Other Private Companies and Funds, Public Companies (excluding CompuCom) and CompuCom. All prior periods have been restated to conform to the current-year presentation. The development of the current segments corresponds to the implementation of the refinement of our strategic focus announced in early 2003, and represents management’s view of our operations.

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

     Other items, which include corporate operations and income taxes, are reviewed by management independent of segment results. Corporate expenses include the costs of providing operations and management support to our companies.

The Company’s operating results by segment are as follows:

	Three Months Ended March 31,

	2003	2002

	(in thousands)
	(unaudited)
Strategic initiative companies	$(7,701)	$(6,752)
Legacy companies	575	(24,748)
CompuCom	3,446	2,881

Total segments	(3,680)	(28,619)
Corporate operations	(10,467)	(11,001)
Cumulative effect of change in accounting principle	—	(21,390)
Income tax expense	(1,392)	(1,118)

	$(15,539)	$(62,128)

Strategic Initiative Companies

	Three Months Ended March 31,

	2003	2002

	(in thousands)
	(unaudited)
Revenue	$31,695	$8,711
Total operating expenses	41,169	13,556

	(9,474)	(4,845)
Other loss, net	—	(16)
Interest income	23	23
Interest and financing expense	(171)	(106)
Minority interest	1,921	159
Equity loss	—	(1,967)

	(7,701)	(6,752)
Cumulative effect of change in accounting principle	—	(21,815)

	$(7,701)	$(28,567)

     Revenue for the software and service companies including Mantas, SOTAS and Alliance is derived from software license sales (including proprietary software developed by the companies which is customized to meet the client’s needs), software maintenance contracts, post-contract customer support and business and IT consulting services. Revenue for ChromaVision, which is included as a life science company, is primarily derived from fees charged each time their ACIS® proprietary automated cellular imaging system is used and, occasionally, upon the sale of an ACIS® system.

     Revenue. Revenue increased $22.9 million for the three months ended March 31, 2003 compared to the prior year period. Of this increase, $15.2 million relates to Alliance Consulting subsequent to consolidating their results in December 2002. The remaining increase primarily relates to sales by Mantas and ChromaVision subsequent to consolidating their results in April 2002 and June 2002.

     Operating Expenses. Operating expenses increased $27.6 million for the three months ended March 31, 2003 compared to the prior year period. Of this increase, $14.9 million relates to Alliance Consulting subsequent to consolidating their results in December 2002. The remaining increase primarily relates to operating expenses at Mantas and ChromaVision subsequent to consolidating their results in April 2002 and June 2002.

     Equity Loss. Equity loss for the three months ended March 31, 2002 includes our share of ChromaVision’s and Mantas’ results of operations. We acquired a controlling interest in ChromaVision in June 2002 and Mantas in April 2002. As a result, we consolidated ChromaVision’s and Mantas’ results starting in the second quarter of 2002.

     Cumulative Effect of Change in Accounting Principle. In connection with the transitional impairment test performed upon adoption of SFAS 142, we were required to test existing goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002. We completed the required testing during the second quarter of 2002. As a result, we recorded a $21.8 million goodwill impairment loss shown as a cumulative effect of a change in accounting principle.

Legacy Companies

	Three Months Ended March 31,

	2003	2002

	(in thousands)
	(unaudited)
Revenue	$8,619	$15,100
Operating expenses	8,334	17,903

	285	(2,803)
Other income (loss), net	4,136	(5,515)
Interest income	1	13
Interest and financing expense	(42)	(286)
Minority interest	183	620
Equity loss	(3,988)	(16,777)

	$575	$(24,748)

     Revenue for the legacy segment, which includes Pacific Title and Arts Studio, Tangram and management companies of private equity funds is derived from software license sales of Tangram’s asset tracking software, software maintenance contracts, post-contract customer support, consulting services, film title and special effects services and management fees from the private equity funds.

     Revenue. Revenue decreased by $6.5 million for the three months ended March 31, 2003 as compared to the prior period. This decrease primarily relates to the sale of our interest in a private equity fund management company ($4.9 million) and Aptas ($1.1 million), whose revenue was included in March 31, 2002.

     Operating Expenses. Operating expenses decreased by $9.6 million for the three months ended March 31, 2003 as compared to the prior period. Of the total decrease, $6.8 million relates to the sale of our interests in a private equity fund management company ($4.8 million) and Aptas ($2.0 million), whose results were consolidated at March 31, 2002. The remaining decrease primarily relates to decreases in operating expenses of Pacific Title, Protura and Tangram. The decrease is a result of restructuring and cost containment measures implemented in 2002.

     Other Loss, Net.

	Three Months Ended March 31,

	2003	2002

	(in thousands)
	(unaudited)
Gain on sale of companies, net	$4,204	$4,631
Distribution from private equity funds	—	486
Unrealized gain on Tellabs and related forward sale contracts, net	—	715
Unrealized loss on other trading securities	(64)	(7,703)
Impairment charges	—	(3,660)
Other	(4)	16

	$4,136	$(5,515)

     Gain on sale of companies for the three months ended March 31, 2003 includes a $3.0 million gain related to the sale of a company in 1997 and a $0.9 million gain related to the sale of a portion of our interest in a legacy company. Gain on sale of companies for the three months ended March 31, 2002 is primarily comprised of a $6.0 million gain related to the release of escrowed proceeds from the sale of a private company in 2000 and was offset by $1.2 million in losses associated with sales of certain public holdings, primarily Palm.

     During 2002, we recorded a gain of $0.7 million related to our holdings in Tellabs. This amount reflects a $15.9 million gain on the change in the fair value of the hedging contract, reduced by a $15.2 million loss on the change in fair value of the Tellabs holdings.

     Impairment charges reflect certain equity holdings judged to have experienced an other than temporary decline in value. We also have recorded impairment charges for certain holdings accounted for under the cost method determined to have experienced an other than temporary decline in value in accordance with our existing policy regarding impairment of long-lived assets.

     Equity Loss. Equity loss fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies and the net results of operations of these companies. Equity loss decreased $12.8 million for the three months ended March 31, 2003 as compared to the prior year period. Of the total decrease, $8.3 million relates to impairment charges on affiliates accounted for under the equity method. A total of $3.4 million of the decrease is due to discontinuing the recording of equity losses of companies where we no longer have ownership interests. A total of $0.8 million of the decrease is due to discontinuing the recording of equity losses of companies whose carrying value was reduced to $0. We recognize our share of losses to the extent we have a cost basis in the equity investee, or we have outstanding commitments or guarantees. The remaining decline is due to increased earnings at certain companies.

     Certain amounts recorded to reflect our share of the income or losses of our companies accounted for under the equity method are based on estimates and on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities are made final.

CompuCom

	Three Months Ended March 31,

	2003	2002

	(in thousands)
	(unaudited)
Revenue	$330,297	$326,948
Cost of Sales	285,627	276,658

	44,670	50,290
Other operating expenses	39,025	45,480

	5,645	4,810
Interest income	318	567
Interest and financing expense	(403)	(876)
Minority interest	(2,114)	(1,620)

	3,446	2,881
Cumulative effect of change in accounting principle	—	425

	$3,446	$3,306

     Revenue for CompuCom is derived from product sales, which include sales of technology products, peripherals and software-related products and licenses and business and IT services.

     Revenue. Revenue, which consists of product revenue and service revenue, increased $3.3 million or 1.0% for the three months ended March 31, 2003 as compared to the same period in 2002. Of the total increase, $5.2 million or 7.7% was attributable to service revenue partially offset by a decrease of $1.9 million or 0.7% related to product revenue. CompuCom attributes the product revenue decrease to general economic conditions that have continued to hamper demand for the product it sells. As a result of this economic slowdown, product purchases and IT projects continue to be delayed, downsized or cancelled. The increase in service revenue was primarily due to an increase in services provided to the federal government and contract consulting services, partially offset by decreases in field engineering and services directly related to the sale of product.

     Cost of Sales/Gross Margin. Product gross margin for the three months ended March 31, 2003 was 8.6% compared to 10.3% for the same period in 2002. CompuCom believes this decrease is primarily due to a decrease in the amount of vendor volume and other incentives earned in the first quarter of 2003 as compared to the first quarter of 2002. Service gross margin for the three months ended March 31, 2003 was 30.9% compared to 34.8% for the same period in 2002. The decrease was primarily the result of an increase in lower margin services to the federal government and continued pricing pressure.

     Due to economic and competitive conditions, CompuCom expects to experience continued pressure on both revenue and gross margin, the result of which may be lower revenue and related gross margin when compared to the comparable prior year period or previous quarter.

     Other Operating Expenses. Other operating expenses decreased 14.2% for the three months ended March 31, 2003 as compared to the same period in 2002. CompuCom attributes this decrease to its own cost management efforts related to selling and service expenses and general and administrative expenses, including personnel and related costs and infrastructure costs.

     Interest Income. Interest income decreased for the three months ended March 31, 2003 as compared to the same period in 2002. CompuCom attributes the decline to a decrease in interest earned on available cash for the three months ended March 31, 2003 as compared to the same prior year period, primarily as a result of a decline in interest rates.

     Interest and Financing Expense. Interest and financing expense decreased for the three months ended March 31, 2003 as compared to the prior year period. The decrease is primarily due to CompuCom’s continued improvement in the management of working capital and the effect of lower effective interest rates in the first quarter of 2003 as compared to the first quarter of 2002.

Reconciling Items

Corporate Operations

	Three Months Ended March 31,

	2003	2002

	(in thousands)
	(unaudited)
General and administrative costs, net	$(6,720)	$(4,764)
Stock-based compensation	(794)	(953)
Depreciation and amortization	(175)	(341)
Interest income	690	1,417
Interest expense	(2,828)	(6,197)
Other	(640)	(163)

	$(10,467)	$(11,001)

Income tax expense	$(1,392)	$(1,118)

     Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and consulting, and travel-related costs. General and administrative expenses increased $2.0 million in 2003 when compared to 2002. The increase is due to increased directors and officers liability insurance premiums, compensation costs related to individuals hired in 2002 and severance costs.

     As discussed in Note 9, we issued shares of restricted stock to employees in 2002. The value of these shares is recognized as expense on a straight-line basis over the vesting period.

     Interest expense decreased $3.4 million in 2003 when compared to 2002. The decreased expense is due to the inclusion in 2002 of the accretion of the obligation and amortization of the cost of the two forward sale contracts on our Tellabs holdings entered into in March and August of 1999 with no similar expense in 2003, as the forward sale contracts were settled in 2002. Interest expense for the three months ended March 31, 2002 also included interest on the mortgage for the corporate headquarters, which was sold in October 2002. There is no similar expense included for the three months ended March 31, 2003.

     Interest income decreased $0.7 million in 2003 when compared to 2002. The decrease is primarily related to interest income on a note receivable from a related party. In January 2003, the note went into default and we will not record interest income on the note until the carrying value is paid in full.

     Income Taxes. Our consolidated income tax benefit recorded for the three months ended March 31, 2003, was $1.4 million, net of recorded valuation allowance of $6.0 million. We have recorded a valuation allowance to reduce our deferred tax asset to an amount that is more likely than not to be realized in future years. Our consolidated effective tax rate before valuation allowance decreased to 33.1% for the three months ended March 31, 2003 compared to 34.2% for the three months ended March 31, 2002. This rate differs from the federal statutory rate due to miscellaneous non-deductible expenses.

Liquidity And Capital Resources

     We funded our operations with proceeds from sales of and distributions from affiliates, sales of available-for-sale and trading securities, sales of non-strategic assets and, in 2002, a tax refund. Other sources of liquidity which have been utilized by Safeguard in prior periods include sales of Safeguard equity, issuance of Safeguard debt or operating cash flow from our wholly owned business and IT service companies. Our ability to generate liquidity from sales of affiliates, sales of available-for-sale and trading securities, and Safeguard equity and debt issuances has been adversely affected by the decline in the US markets and other factors.

     Proceeds from sales of and distributions from affiliates were $5 million and $9 million for the three months ended March 31, 2003 and 2002. Proceeds from sales of available-for-sale and trading securities were $0 and $13 million for the three months ended March 31, 2003 and 2002.

     In May 2002, we entered into a credit agreement providing for borrowings, issuances of letters of credit and guarantees of up to $25 million. We occasionally use letters of credit to provide transactional support to our companies. This credit facility matures in May 2003 and bears interest at the prime rate for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125% which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to two times any outstanding amounts under the facility. This facility provides us additional flexibility to implement our strategy and support our companies. We have renewed the facility for a one year period in May 2003 under the same terms. At March 31, 2003, a standby letter of credit of $0.1 million was outstanding. As of March 31, 2003, guarantees totaling $8 million related to two strategic initiative company’s credit facilities were outstanding.

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

     Our cash and cash equivalents at March 31, 2003 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for the next twelve months, including commitments to our existing affiliates, our current operating plan to acquire interests in new affiliates and our general corporate requirements.

     In October 2000, we guaranteed certain margin loans advanced by a third party to Mr. Musser, then the Chief Executive Officer of Safeguard. The securities subject to the margin account included shares of our common stock. We entered into this guarantee arrangement to maintain an orderly trading market for Safeguard’s equity securities, to maintain Safeguard’s compliance posture with the Investment Company Act of 1940, and to avoid diversion of the attention of a key executive from the performance of his responsibilities to Safeguard. In May 2001, we entered into a $26.5 million loan agreement with Mr. Musser, the former CEO. The proceeds of the loan were used to repay the margin loans guaranteed by Safeguard in October 2000. The purpose of the May 2001 loan agreement was to eliminate the guarantee obligations and to provide for direct and senior access to Mr. Musser’s assets as collateral for the loan.

     The loan bears interest at an annual default rate of 9% and became payable on a limited basis on January 1, 2003. Safeguard sent Mr. Musser a demand notice in January 2003 and, when no payment was received, a default notice. In conjunction with the original loan, Mr. Musser granted us security interests in securities and real estate as collateral. Based on the information available to us, we also concluded that Mr. Musser may not have sufficient personal assets to satisfy the outstanding balance due under the loan when the loan becomes full recourse against Mr. Musser on April 30, 2006. At March 31, 2003, we have impaired the loan by $0.7 million to the estimated value of the collateral that we hold. We will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis.

     In connection with our ownership interests in certain affiliates, we have guarantees associated with various forms of debt including lines of credit, term loans, performance bonds, equipment leases and mortgages. Of our total guarantees of $24 million at March 31, 2003, $20 million relates to guarantees of our consolidated companies. A total of $9 million of debt associated with our guarantees has been recorded on the consolidated companies’ Balance Sheets and are therefore reflected in the Company’s Consolidated Balance Sheets at March 31, 2003. Additionally, we have committed capital of approximately $37 million, including commitments made in prior years to various affiliates, to be funded over the next several years, including approximately $12 million, which is expected to be funded in the next twelve months.

     We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions it received as a general partner to the fund for further distribution to the fund’s limited partners (the “clawback”). Assuming the Funds in which we are a general partner are liquidated or dissolved on March 31, 2003 and assuming for these purposes the only distributions from the funds is equal to the carrying value of the funds on the March 31, 2003 financial statements, the maximum clawback we would be required to return for our general partner interest is approximately $6 million. Management estimates its liability to be approximately $5.5 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

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

     In June 1999, the Company issued $200 million of 5% convertible subordinated notes due June 15, 2006. Interest is payable semi-annually. The notes are redeemable in whole or in part at the option of the Company on or after June 18, 2002, for a maximum of 102.5% of face value depending on the date of redemption and subject to certain restrictions. At the note holder’s option, the notes are convertible into our common stock subject to adjustment under certain conditions. Pursuant to the terms of the notes, the conversion rate of the notes at March 31, 2003 was $24.1135 of principal amount per share. The closing price of our common stock on March 31, 2003 was $1.41. The note holder’s may also require repurchase of the notes upon certain events, including sales of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. If the note holders do not elect to convert the notes to common stock prior to their maturity, we believe, through the execution of our stated strategy, including business growth at our subsidiaries and the sale from time to time of various holdings, we will either have the ability to repurchase or refinance the notes outstanding on the due date in accordance with their terms.

     CompuCom maintains separate, independent financing arrangements, which are non-recourse to us and are secured by certain assets of CompuCom. During recent years, CompuCom has utilized bank financing arrangements and internally generated funds to fund its cash requirements.

     At March 31, 2003, CompuCom has a $25 million working capital facility and a $100 million receivables securitization facility. The working capital facility, which initially had a May 2002 maturity date but has been extended to a May 2003 maturity date, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects to renew the working capital facility during the second quarter of 2003. Availability under the facility is subject to a borrowing base calculation. As of March 31, 2003, availability under the working capital facility was $25 million with no outstanding amounts. The securitization facility’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable to a consolidated, wholly owned special purpose subsidiary (SPS). The SPS has sold and, subject to certain conditions, may from time to time sell an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. These sales are reflected as reductions of Accounts receivable on the Consolidated Balance Sheets and are included in net cash provided by operating activities on the Consolidated Statements of Cash Flows. The proceeds from the sale of receivables are used primarily to fund working capital requirements. The investors in the securitized receivables have no recourse to Safeguard’s or CompuCom’s assets as a result of debtors defaults. Safeguard and CompuCom account for these transactions in accordance with SFAS 140 and meet the sales criteria stated in Paragraph 9 of SFAS 140. Amounts outstanding as sold receivables as of March 31, 2003 consisted of two certificates totaling $59 million. Within the context of the securitization, each certificate is issued from a separate facility, each facility set at $50 million. One $50 million facility, with an October 2003 maturity date, has one certificate issued for $50 million. The other $50 million facility with an October 2005 maturity date has one certificate issued for $9 million. Both facilities are subject to CompuCom’s compliance with selected financial covenants and ratios.

     CompuCom’s liquidity is impacted by the dollar volume of certain manufacturers’ customer specific rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and then claim a rebate from the manufacturer to reduce the final cost. These rebates are then passed on to the customer in the form of reduced sales price. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom’s initial cost for the product is often higher than the sales price. The amounts due from manufacturers under such customer specific rebate programs are recorded as a reduction to Accounts payable on the Consolidated Balance Sheets and a reduction of Cost of sales in the Consolidated Statements of Operations. As of March 31, 2003 and December 31, 2002, CompuCom was owed approximately $9.3 million and $18.5 million, respectively, under these vendor rebate programs. These outstanding amounts are included as a reduction to Accounts Payable on the Consolidated Balance Sheets.

     In addition, CompuCom participates in certain programs provided by various suppliers that enable it to earn volume incentive dollars. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction to cost of sales when earned. The Company also receives vendor reimbursements that offset certain training, promotional and marketing costs incurred by the Company. These amounts are recorded as Accounts receivable on the Consolidated Balance Sheets, and any amounts received in excess of the actual amounts incurred are recorded as a reduction of Cost of sales in the Consolidated Statements of Operations. As of March 31, 2003 and December 31, 2002, CompuCom was owed approximately $2.4 million and $3.3 million, respectively, under these supplier incentive programs.

     CompuCom’s ability to make distributions to its shareholders is limited by restrictions in CompuCom’s financing agreements and CompuCom’s working capital needs. We do not consider CompuCom’s liquidity to be a source of liquidity to us.

     Net cash used in operating activities was $4.9 million for the three months ended March 31, 2003 compared to $28.3 million for the same prior year period. The decrease was due primarily to the decrease in net loss. Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2003 compared to $12.1 million for the same prior year period. Included in the three months ended March 31, 2003 are the proceeds related to the sale of Palm, which totaled $13.1 million. Proceeds from sales of and distributions from affiliates declined to $5.3 million for the three months ended March 31, 2003 from $9.2 million for the comparable period in 2002. A total of $3.0 million related to a sale of a company in 1997 and $1.0 million related to the sale of a portion of our interest in a private company is included for the three months ended March 31, 2003. A total of $6.0 million related to the release of escrowed proceeds from the sale of a private company in 2000 and $1.8 million related to the sale of our interest in Atlas was included for the three months ended March 31, 2002.

     Consolidated working capital decreased to $231 million at March 31, 2003 compared to $242 million at December 31, 2002. The decrease is primarily attributable to cash expended related to acquisitions of ownership interests in affiliates and subsidiaries, partially offset by proceeds from sales of and distributions from affiliates.

     Our general operations are not capital intensive, and capital expenditures in any year normally will not be significant in relation to our overall financial position. There were no material capital asset purchase commitments at March 31, 2003.

     There were no significant changes in the components of contractual cash obligations and other commercial commitments during the quarter ended March 31, 2003.

Recent Accounting Pronouncements

     See Note 5 to the Consolidated Financial Statements.

Factors That May Affect Future Results

     Forward-looking statements in this report and those made from time to time by us through our senior management team are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements are described in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2002. These factors include, but are not limited to, the following:

•	The performance of our companies, which face risks such as intense competition, rapid changes in technology and customer demands, frequent new product introductions and shifting distribution channels.

•	Many of our companies have a history of operating losses or limited operating histories, no historical profits and financing requirements that they may not be able to satisfy. These affiliates may not have operating income or net income in the future and their financial results may vary dramatically from quarter to quarter.

•	We may have problems raising money we need in the future to fund the needs of our companies and to make acquisitions of affiliates.

•	We may incur significant costs to avoid investment company status and may suffer adverse consequences if deemed to be an investment company.

•	Our strategy of creating long-term value for our shareholders by taking controlling interests in and developing our strategic companies requires capital. Our ability to generate capital is dependent, in part, on the strength of the public and private capital markets for technology related companies and on the level of activity in the mergers and acquisitions market in the relevant industry, as well as on the requirements of the Federal securities laws regulating the sale of securities.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in companies in the technology industry, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities (except the Tellabs transactions which were completed in August 2002). Based on closing market prices at March 31, 2003, the fair market value of our holdings in public securities was approximately $182 million . A 20% decrease in equity prices would result in an approximate $36 million decrease in the fair value of our publicly traded securities. At March 31, 2003, the value of the collateral securing the Musser loan, included $5.6 million of equity securities. A 20% decrease in the fair value of these securities would result in a charge of approximately $1.1 million.

     At March 31, 2003, we had outstanding $200 million of fixed rate notes due in June 2006. Based on transactions for these notes in the secondary market, these notes have a fair market value at March 31, 2003 of approximately $143 million.

     CompuCom is exposed to interest rate risk primarily through its receivables securitization and working capital facilities. CompuCom utilizes borrowings on these facilities to meet its working capital and other financing needs. At March 31, 2003, the securitization facility had borrowings of approximately $59 million, and there were no borrowings on the working capital facility. If CompuCom’s effective interest rate were to increase by 100 basis points, or 1.00%, CompuCom’s annual financing expense would increase by $0.6 million based on CompuCom’s average balances utilized under its facilities during the three months ended March 31, 2003. Our share of this increase would be approximately $0.4 million after deduction for minority interest but before income taxes.

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

     These two cases have been consolidated for further proceedings under the name “In Re: Safeguard Scientifics Securities Litigation” and the Court has approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. The plaintiffs have filed a consolidated and amended complaint. On May 23, 2002, the defendants filed a motion to dismiss the consolidated and amended complaint for failure to state claim upon which relief may be granted. On October 24, 2002, the Court denied the defendants’ motions to dismiss, holding that, based on the allegations of plaintiffs’ consolidated and amended complaint, dismissal would be inappropriate at this juncture. On December 20, 2002, plaintiffs filed with the Court a motion for class certification. On March 14, 2003, the defendants filed briefs with the Court opposing class certification. The Court has not yet ruled on plaintiffs’ motion.

     While the outcome of this litigation is uncertain, the Company believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuit vigorously.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits.

	10.1	First Amendment to Loan Agreement dated May 9, 2003 by and among Comerica Bank - California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. No reports on Form 8-K have been filed by the registrant during the three months ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
(Registrant)

Date: May 13, 2003	/s/ Anthony L. Craig Anthony L. Craig
Chief Executive Officer and President

Date: May 13, 2003	/s/ Christopher J. Davis Christopher J. Davis
Managing Director and Chief Financial Officer

CERTIFICATION

I, Anthony L. Craig, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Safeguard Scientifics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SAFEGUARD SCIENTIFICS, INC.

Date: May 13, 2003	/s/ ANTHONY L. CRAIG

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SAFEGUARD SCIENTIFICS, INC.

Date: May 13, 2003	/s/ CHRISTOPHER J. DAVIS Christopher J. Davis
Chief Financial Officer