Form 10-Q
period 2003-06-30
SAFEGUARD SCIENTIFICS INC
filed 2003-08-07
CIK 86115

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended June 30, 2003

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

Yes ☑ No ☐

Number of shares outstanding as of August 1, 2003
Common Stock 119,258,117

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(in thousands except per share data)
	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$245,383	$254,779
Restricted cash	1,019	3,634
Short-term investments	8,982	9,986
Accounts receivable, less allowances ($3,519 - 2003; $3,523 - 2002)	183,764	179,668
Inventories	29,312	30,181
Trading securities	1,642	832
Available-for-sale securities	11,813	—
Prepaid expenses and other current assets	13,764	13,045

Total current assets	495,679	492,125
Property and equipment, net	36,289	38,610
Ownership interests in and advances to affiliates	66,069	74,859
Available-for-sale securities	—	4,548
Intangible assets, net	14,554	18,580
Goodwill	213,672	206,815
Deferred taxes	496	1,210
Note receivable — related party	12,784	14,482
Other	14,473	17,437

Total Assets	$854,016	$868,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$12,357	$11,517
Accounts payable	137,295	121,793
Accrued expenses and deferred revenue	88,361	116,669

Total current liabilities	238,013	249,979
Long-term debt	1,976	1,998
Minority interest	135,961	130,384
Other long-term liabilities	14,199	14,032
Convertible subordinated notes	200,000	200,000
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10.00 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 119,450 shares issued and outstanding in 2003 and 2002	11,945	11,945
Additional paid-in capital	738,230	738,282
Accumulated deficit	(495,556)	(476,867)
Accumulated other comprehensive income	11,674	2,522
Treasury stock, at cost (192 shares - 2003, 33 shares - 2002)	(646)	(129)
Unamortized deferred compensation	(1,780)	(3,480)

Total shareholders’ equity	263,867	272,273

Total Liabilities and Shareholders’ Equity	$854,016	$868,666

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands except per share data)
	(unaudited)
Revenue
Product sales	$309,804	$353,730	$570,115	$616,497
Service sales	108,519	93,097	218,008	175,560
Other	889	6,025	1,788	11,599

Total revenue	419,212	452,852	789,911	803,656

Operating Expenses
Cost of sales-product	288,246	324,759	524,152	558,017
Cost of sales-service	69,950	58,407	142,499	113,327
Selling and service	33,903	33,506	68,778	62,993
General and administrative	28,772	36,140	59,496	70,774
Depreciation and amortization	8,255	7,110	16,133	14,511

Total operating expenses	429,126	459,922	811,058	819,622

	(9,914)	(7,070)	(21,147)	(15,966)
Other income (loss), net	12,881	(3,397)	17,072	(8,928)
Impairment — related party	—	—	(659)	—
Interest income	853	2,307	1,885	4,327
Interest and financing expense	(3,477)	(5,558)	(6,921)	(13,023)

Income (loss) before income taxes, minority interest, equity loss and change in accounting principle	343	(13,718)	(9,770)	(33,590)
Income taxes	(1,465)	(1,944)	(2,857)	(3,062)
Minority interest	107	(608)	97	(1,449)
Equity loss	(2,135)	(17,639)	(6,159)	(36,546)

Net loss before change in accounting principle	(3,150)	(33,909)	(18,689)	(74,647)
Cumulative effect of change in accounting principle	—	—	—	(21,390)

Net Loss	$(3,150)	$(33,909)	$(18,689)	$(96,037)

Basic Loss Per Share:
Prior to cumulative effect of change in accounting principle	$(0.03)	$(0.29)	$(0.16)	$(0.64)
Cumulative effect of change in accounting principle	—	—	—	(0.18)

	$(0.03)	$(0.29)	$(0.16)	$(0.82)

Diluted Loss Per Share:
Prior to cumulative effect of change in accounting principle	$(0.03)	$(0.29)	$(0.17)	$(0.65)
Cumulative effect of change in accounting principle	—	—	—	(0.18)

	$(0.03)	$(0.29)	$(0.17)	$(0.83)

Weighted Average Shares Outstanding — Basic and Diluted	118,348	117,572	118,256	117,548

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2003	2002

	(in thousands)
	(unaudited)
Net cash provided by (used in) operating activities	$(27,456)	$29,687

Investing Activities
Proceeds from sales of available-for-sale and trading securities	22,409	13,269
Proceeds from sales of and distributions from affiliates	7,207	16,649
Advances to affiliates	(139)	(4,397)
Repayment of advances to affiliates	753	—
Acquisitions of ownership interests in affiliates and subsidiaries, net of cash acquired	(10,810)	(17,004)
Advances to related party	—	(588)
Repayments of advances to related party	1,039	1,459
Increase in restricted cash and short-term investments	(998)	—
Decrease in restricted cash and short-term investments	4,617	4,421
Capital expenditures	(7,195)	(5,394)
Other, net	(568)	(1,638)

Net cash provided by investing activities	16,315	6,777

Financing Activities
Borrowings on revolving credit facilities	51,033	7,829
Repayments on revolving credit facilities	(49,055)	(9,311)
Borrowings on long-term debt	80	569
Repayments on long-term debt	(1,204)	(1,786)
Issuance of Company common stock	34	—
Issuance of subsidiary common stock	857	951

Net cash provided by (used in) financing activities	1,745	(1,748)

Net Increase (Decrease) in Cash and Cash Equivalents	(9,396)	34,716
Cash and Cash Equivalents at beginning of period	254,779	298,095

Cash and Cash Equivalents at end of period	$245,383	$332,811

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

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

2. BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which it directly or indirectly owns more than 50% of the outstanding voting securities. The Company’s wholly owned subsidiaries include Alliance Consulting Group Associates, Inc. (“Alliance Consulting”). The Company’s Consolidated Statements of Operations and Cash Flows also include the following majority-owned subsidiaries:

For the three months ended June 30,

2003	2002

Agari Mediaware	Agari Mediaware
ChromaVision Medical Systems	ChromaVision Medical Systems
CompuCom Systems	(Since June 2002)
Mantas	CompuCom Systems
Pacific Title and Arts Studio	Mantas (Since April 2002)
Protura Wireless	Pacific Title and Arts Studio
SOTAS	Protura Wireless
Tangram Enterprise Solutions	SOTAS
Tangram Enterprise Solutions

For the six months ended June 30,

2003	2002

Agari Mediaware	Agari Mediaware
ChromaVision Medical Systems	Aptas (Through March 2002)
CompuCom Systems	ChromaVision Medical Systems
Mantas	(Since June 2002)
Pacific Title and Arts Studio	CompuCom Systems
Protura Wireless	Mantas (Since April 2002)
SOTAS	Pacific Title and Arts Studio
Tangram Enterprise Solutions	Protura Wireless
SOTAS
Tangram Enterprise Solutions

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2003

The Company’s Consolidated Balance Sheets also include the following majority-owned subsidiaries at both June 30, 2003 and December 31, 2002:

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

     The following is a summary of changes in the carrying amount of goodwill by segment:

	Strategic
	Initiative	Legacy		Total
	Companies	Companies	CompuCom	Segments

		(in thousands)
		(unaudited)
Balance at December 31, 2002	$100,590	$1,336	$104,889	$206,815
Additions	1,157	—	—	1,157
Purchase Price Adjustments	5,700	—	—	5,700

Balance at June 30, 2003	$107,447	$1,336	$104,889	$213,672

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2003

     Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite useful lives:

			June 30, 2003

		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net

			(in thousands)
			(unaudited)
Customer-related	6 - 11 years	$15,467	$10,293	$5,174
Contract-related	2 - 3 years	2,840	1,820	1,020
Technology-related	2 - 17 years	11,677	3,317	8,360

Total		$29,984	$15,430	$14,554

		December 31, 2002

		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net

			(in thousands)
Customer-related	6 - 11 years	$15,467	$9,107	$6,360
Contract-related	2 - 3 years	2,840	1,382	1,458
Technology-related	2 - 17 years	14,071	3,309	10,762

Total		$32,378	$13,798	$18,580

     Amortization expense related to intangible assets was $1.4 million and $3.0 million for the three and six months ended June 30, 2003 and $0.9 million and $1.9 million for the three and six months ended June 30, 2002, respectively. The following table provides estimated future amortization expense related to intangible assets:

Total

(in thousands)
(unaudited)
Remainder of 2003	$2,838
2004	5,118
2005	3,203
2006	1,284
2007 and thereafter	2,111

$14,554

5. NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses the appropriate accounting by vendors for arrangements that will result in the delivery of multiple products, services and/or rights to assets that may occur over a period of time. The Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this consensus is not expected to have an impact on the Company’s consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interest in variable interest entities obtained after January 31, 2003. The interpretation becomes effective for entities created before February 1, 2003 as of the beginning of the first period after June 15, 2003. The Company accounts for certain private

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2003

equity funds under the equity method. If it is ultimately determined that FIN 46 applies to private equity funds, then the amount of equity income or loss the Company records on private equity funds accounted for under the equity method may change significantly.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer of financial statements classifies and measures certain financial instruments that have characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have an impact on the Company’s financial statements.

6. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s primary source of comprehensive income (loss) is from net unrealized appreciation (depreciation) on its holdings classified as available-for-sale. Reclassification adjustments result from the recognition in net loss of unrealized gains or losses that were included in comprehensive loss in prior periods.

     The following summarizes the components of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands)
	(unaudited)

Net Loss	$(3,150)	$(33,909)	$(18,689)	$(96,037)

Other Comprehensive Income (Loss), Before Taxes:
Unrealized holding gains (losses) in available-for-sale securities	11,961	(84)	11,987	(344)
Reclassification adjustments	(4,093)	74	(4,193)	629
Related Tax (Expense) Benefit:
Unrealized holding gains (losses) in available-for-sale securities	(52)	29	(61)	120
Reclassification adjustments	1,384	(26)	1,419	(220)

Other Comprehensive Income (Loss)	9,200	(7)	9,152	185

Comprehensive Income (Loss)	$6,050	$(33,916)	$(9,537)	$(95,852)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2003

7. OWNERSHIP INTERESTS IN AND ADVANCES TO AFFILIATES

     The following summarizes the carrying value of the Company’s ownership interests in and advances to affiliates accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at June 30, 2003 and December 31, 2002.

	June 30,	December 31,
	2003	2002

	(in thousands)
	(unaudited)
Equity Method
Public Companies	$11,739	$23,181
Non-Public Companies	5,632	5,057
Private Equity Funds	32,761	36,377

	50,132	64,615
Cost Method
Non-Public Companies	12,287	6,420
Private Equity Funds	3,650	3,824

	$66,069	$74,859

     The market value of the Company’s public companies accounted for under the equity method was $38 million at June 30, 2003 and $53 million at December 31, 2002.

8. DEBT

     In May 2003, the Company renewed its revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees of up to $25 million. This credit facility matures in May 2004 and bears interest at the prime rate (4.0% at June 30, 2003) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125% which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to two times any amount outstanding under the facility. This facility provides the Company additional flexibility to implement its strategy and support its companies. As of June 30, 2003, guarantees totaling $8.0 million related to two strategic initiative companies’ credit facilities were outstanding.

     At June 30, 2003, CompuCom has a $25 million working capital facility and a $100 million receivables securitization facility. The working capital facility, which initially had a May 2002 maturity date but has been extended to a September 2003 maturity date, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects to renew the working capital facility during the third quarter of 2003. Availability under the facility is subject to a borrowing base calculation. As of June 30, 2003, availability under the working capital facility was $25 million with no outstanding amounts. The securitization facility’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable to a consolidated, wholly owned bankruptcy-remote special purpose subsidiary (SPS). The SPS has sold and, subject to certain conditions, may from time to time sell, an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. These sales are reflected as reductions of Accounts Receivable on the Consolidated Balance Sheets and are included in net cash provided by operating activities on the Consolidated Statements of Cash Flows. The proceeds from the sale of receivables are used primarily to fund working capital requirements. The investors in the securitized receivables have no recourse to the Company’s or CompuCom’s assets as a result of debtor’s defaults. The Company and CompuCom account for these transactions in accordance with SFAS 140, “Accounting or Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and meet the sales criteria stated in Paragraph 9 of SFAS 140. Amounts outstanding and removed from the Consolidated Balance Sheets as sold receivables as

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2003

of June 30, 2003 consisted of two certificates totaling $60 million. Within the context of the securitization, each certificate is issued from a separate facility, each facility set at $50 million. One $50 million facility, with an October 2003 maturity date, has one certificate issued for $50 million. The other $50 million facility with an October 2005 maturity date has one certificate issued for $10 million. CompuCom retains the portion of the sold receivables that are in excess of the amounts outstanding, referred to as retained. The carrying amount of CompuCom’s retained interest, which approximates fair value because of the short term nature of the receivables, is reflected in Accounts Receivable on the Consolidated Balance Sheets. Both facilities are subject to CompuCom’s compliance with selected financial covenants and ratios.

     Four consolidated companies maintain separate credit facilities which provide for aggregate borrowings of $19.0 million. These credit facilities range in maturity from September 2003 through March 2004. As of June 30, 2003 outstanding borrowings under these facilities were $6.8 million. These obligations bear interest at fixed rates of 4.75% and variable rates ranging between the prime rate plus 0.5% and the prime rate plus 1%.

     Debt also includes mortgage obligations ($3.7 million), term loans ($1.9 million), capital lease obligations ($0.9 million) and other borrowing obligations ($1.0 million) of consolidated companies. These obligations bear interest at fixed rates ranging between 4.25% and 10.9% and variable rates indexed to the prime rate plus 1%.

     Aggregate maturities of long-term debt in future years are (in millions): $11.9 — 2003; $2.0 — 2004; $0.3 — 2005; and $0.1— 2006.

9. STOCK-BASED COMPENSATION

     Incentive or non-qualified stock options, restricted stock awards, stock appreciation rights, performance units and other stock-based awards may be granted to Company employees, directors and consultants under the 2001 Associates Equity Compensation Plan and 1999 Equity Compensation Plan. Generally, outstanding options vest over four years after the date of grant and expire eight years after the date of grant. All options granted under the plans to date have been at prices which have been equal to the fair market value at the date of grant. At June 30, 2003, the Company reserved 14.3 million shares of common stock for possible future issuance under its equity compensation plans. Several subsidiaries and most of our companies also maintain equity compensation plans for their employees and directors.

     Option activity is summarized below:

		Weighted
		Average
	Shares	Exercise Price

	(In thousands)
Outstanding at December 31, 2002	11,404	$8.50
Options granted	400	1.44
Options exercised	(27)	(1.31)
Options canceled/forfeited	(570)	(3.59)

Outstanding at June 30, 2003	11,207	$8.52

Options exercisable at end of period	7,024
Shares available for future grant	3,070

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2003

The following summarizes information about the Company’s stock options outstanding at June 30, 2003:

Options Outstanding				Options Exercisable

		Weighted Average	Weighted		Weighted
	Number	Remaining	Average		Average
Range of	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices	(In thousands)	(In years)	Price	(In thousands)	Price

$1.25 - $2.12	2,952	6.9	$1.68	348	$1.98
2.17 - 4.79	2,052	6.1	3.74	921	3.96
5.28 - 7.00	2,563	5.4	5.35	2,200	5.34
7.10 - 14.84	2,574	2.9	11.20	2,562	11.22
20.00 - 30.98	490	4.7	28.61	431	28.57
33.19 - 50.98	576	4.0	45.61	562	45.61

$1.25 - $50.98	11,207	5.3	$8.52	7,024	$11.78

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

     Total compensation expense for restricted stock issuances was $0.4 million and $1.1 million for the three and six months ended June 30, 2003 and $1.0 million and $1.9 million for the three and six months ended June 30, 2002, respectively. Unamortized compensation expense related to restricted stock issuances at June 30, 2003 is $1.8 million.

     In addition to the restricted stock grants discussed above, the Company issued 0.9 million of deferred stock units to senior executives in December 2002. Deferred stock units are payable in stock on a one-for-one basis. Payments in respect of the deferred stock units are distributable not earlier than one year after the vesting. The value of these deferred stock units was $1.6 million based on the fair value of the stock as of the date of grant. The deferred stock units vest over four years. Total compensation expense for deferred stock units was $0.1 million and $0.2 million for the three and six months ended June 30, 2003. The related liability of $0.2 million is included in Other Long-Term Liabilities on the Consolidated Balance Sheets.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2003

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

		Three Months Ended June 30,		Six Months Ended June 30,

		2003	2002	2003	2002

			(in thousands, except per share data)
Consolidated net loss	As Reported	$(3,150)	$(33,909)	$(18,689)	$(96,037)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(2,601)	1,970	(5,209)	3,814

	Pro forma	$(5,751)	$(31,939)	$(23,898)	$(92,223)

Loss Per Share
Basic	As Reported	$(0.03)	$(0.29)	$(0.16)	$(0.82)
	Pro forma	$(0.05)	$(0.27)	$(0.20)	$(0.78)
Diluted	As Reported	$(0.03)	$(0.29)	$(0.17)	$(0.83)
	Pro forma	$(0.05)	$(0.28)	$(0.21)	$(0.80)
Per share weighted average fair value of stock options issued on date of grant		$1.35	$1.72	$1.05	$2.13

     The following range of assumptions were used by the Company, its subsidiaries and its companies accounted for under the equity method to determine the fair value of stock options granted during the three and six months ended June 30, 2003 and 2002 using the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Company
Dividend yield	0%	0%	0%	0%
Expected volatility	95%	90%	95%	90%
Average expected option life	5 years	5 years	5 years	5 years
Risk-free interest rate	2.5%	4.2%	2.5%	4.2% to 5.0%

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Subsidiaries and Equity
Method Companies
Dividend yield	0%	0%	0%	0%
Expected volatility	0% to 212%	0% to 212%	0% to 212%	0% to 212%
Average expected option life	4 to 8 years	4 to 8 years	4 to 8 years	4 to 8 years
Risk-free interest rate	2.1% to 3.4%	1.9% to 5.0%	2.1% to 3.7%	1.9% to 5.7%

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2003

10. INCOME TAXES

     The Company’s consolidated income tax expense recorded for the three and six months ended June 30, 2003 was $1.5 million and $2.9 million, net of a recorded valuation allowance of $1.8 million and $7.8 million. The Company recorded a valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not that these assets will not be realized in future years.

11. NET LOSS PER SHARE

     The calculations of net loss per share were:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

		(in thousands except per share data)
		(unaudited)
Basic:
Net loss prior to cumulative effect of change in accounting principle	$(3,150)	$(33,909)	$(18,689)	$(74,647)
Cumulative effect of change in accounting principle	—	—	—	(21,390)

Net loss after cumulative effect of change in accounting principle	$(3,150)	$(33,909)	$(18,689)	$(96,037)

Average common shares outstanding	118,348	117,572	118,256	117,548

Basic prior to cumulative effect of change in accounting principle	$(0.03)	$(0.29)	$(0.16)	$(0.64)
Cumulative effect of change in accounting principle	—	—	—	(0.18)

Basic after cumulative effect of change in accounting principle	$(0.03)	$(0.29)	$(0.16)	$(0.82)

Diluted:
Net loss prior to cumulative effect of change in accounting principle	$(3,150)	$(33,909)	$(18,689)	$(74,647)
Effect of public holdings	(556)	(714)	(1,135)	(1,170)

Adjusted net loss	$(3,706)	$(34,623)	$(19,824)	$(75,817)

Average common shares outstanding	118,348	117,572	118,256	117,548

Diluted prior to cumulative effect of change in accounting principle	$(0.03)	$(0.29)	$(0.17)	$(0.65)

Net loss after cumulative effect of change in accounting principle	$(3,150)	$(33,909)	$(18,689)	$(96,037)
Effect of public holdings	(556)	(714)	(1,135)	(1,244)

Adjusted net loss	$(3,706)	$(34,623)	$(19,824)	$(97,281)

Average common shares outstanding	118,348	117,572	118,256	117,548

Diluted after cumulative effect of change in accounting principle	$(0.03)	$(0.29)	$(0.17)	$(0.83)

     If a consolidated or equity method public company has dilutive options or securities outstanding, diluted net loss per share is computed first by deducting from net loss the income attributable to the potential exercise of the dilutive options or securities of the company. This impact is shown as an adjustment to net loss for purposes of calculating diluted net loss per share.

     The computation of average common shares outstanding for the three and six months ended June 30, 2003, excludes 0.9 million and 1.1 million shares of non-vested restricted stock. The computation of average common shares outstanding for the three and six months ended June 30, 2002 excludes 1.8 million and 1.7 million shares of non-vested restricted stock. These shares will be included in the computation when they vest.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2003

     Approximately 0.5 million and 0.3 million weighted average common stock equivalents related to stock options were excluded from the denominator in the calculation of diluted loss per share for the three and six months ended June 30, 2003 and 0.1 million and 0.2 million for the three and six months ended June 30, 2002 because their effect was anti-dilutive. Approximately 8.3 million shares representing the weighted average effect of assumed conversion of the convertible subordinated notes were excluded in all periods presented from the denominator in the calculation of diluted loss per share because their effect was anti-dilutive.

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

Parent Company Balance Sheets

	June 30,	December 31,
	2003	2002

	(in thousands)
	(unaudited)
Assets
Cash and cash equivalents	$109,290	$112,714
Restricted cash	1,019	3,634
Short-term investments	8,982	9,986
Trading securities	1,642	832
Available-for-sale securities	11,813	—
Other current assets	25,687	27,520

Total current assets	158,433	154,686
Ownership interests in and advances to affiliates	248,271	259,854
Available-for-sale securities	—	4,548
Note receivable — related party	12,784	14,482
Goodwill, net	75,099	74,226
Other	9,297	11,526

Total Assets	$503,884	$519,322

Liabilities and Shareholders’ Equity
Current liabilities	$24,380	$32,608
Long-term debt	287	538
Other long-term liabilities	15,350	13,903
Convertible subordinated notes	200,000	200,000
Shareholders’ equity	263,867	272,273

Total Liabilities and Shareholders’ Equity	$503,884	$519,322

     Parent company and other recourse debt includes primarily mortgage obligations ($3.7 million), bank credit facilities ($2.4 million), capital lease obligations ($0.3 million) and other borrowing obligations ($0.7 million). These obligations bear interest at fixed rates between 4.25% to 4.75%, and variable rates at prime rate (4.0% at June 30, 2003) plus 0.5%.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2003

Parent Company Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue	$21,405	$12,744	$45,406	$26,287

Operating expenses:
Cost of sales	14,709	4,487	31,083	11,136
Selling	3,191	611	6,756	1,403
General and administrative	9,806	14,690	21,710	27,138
Depreciation and amortization	1,510	446	2,776	919

	29,216	20,234	62,325	40,596

	(7,811)	(7,490)	(16,919)	(14,309)
Other income (loss), net	12,881	(3,456)	17,072	(6,913)
Impairment – related party	—	—	(659)	—
Interest income	502	1,613	1,193	3,218
Interest and financing expense	(2,772)	(4,535)	(5,538)	(10,733)

Income (loss) before income taxes and equity loss	2,800	(13,868)	(4,851)	(28,737)
Income taxes	—	(9)	(1)	(9)
Equity loss	(5,950)	(20,032)	(13,837)	(45,476)

Net loss prior to cumulative change in accounting principle	(3,150)	(33,909)	(18,689)	(74,222)
Cumulative effect of change in accounting principle	—	—	—	(21,815)

Net loss	$(3,150)	$(33,909)	$(18,689)	$(96,037)

     The Company’s share of income or losses of its less than wholly owned consolidated subsidiaries is reflected in Equity Loss.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2003

Parent Company Statements of Cash Flows

	Six Months Ended June 30,

	2003	2002

	(in thousands)
	(unaudited)
Net cash (used in) provided by operating activities	$(17,597)	$43,012
Investing Activities
Proceeds from sales of trading securities	22,409	13,269
Proceeds from sales of and distributions from affiliates	7,207	16,649
Advances to affiliates	(139)	(4,897)
Repayment of advances to affiliates	1,403	—
Acquisitions of ownership interests in affiliates and subsidiaries, net of cash acquired	(18,115)	(51,091)
Capital expenditures	(332)	(346)
Advances to related party	—	(588)
Repayments of advances to related party	1,039	1,459
Increase in restricted cash and short-term investments	(998)	—
Decrease in restricted cash and short-term investments	4,617	4,421
Other, net	—	(683)

Net cash provided by (used in) investing activities	17,091	(21,807)
Financing Activities
Borrowings on revolving credit facilities	46,735	—
Repayments on revolving credit facilities	(49,018)	—
Repayments on long-term debt	(669)	(251)
Issuance of Company common stock, net	34	—

Net cash used in financing activities	(2,918)	(251)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,424)	20,954
Cash and Cash Equivalents at beginning of year	112,714	171,531

Cash and Cash Equivalents at end of year	$109,290	$192,485

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2003

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2003

Three Months Ended June 30, 2003

	Strategic
	Initiative	Legacy		Total		Consolidated
	Companies	Companies	CompuCom	Segments	Other Items	Results

			(in thousands)
			(unaudited)
Revenue
Product sales	$524	$4,549	$304,731	$309,804	$—	$309,804
Service sales	26,150	9,372	72,997	108,519	—	108,519
Other	46	757	—	803	86	889

Total Revenue	26,720	14,678	377,728	419,126	86	419,212

Operating expenses
Cost of sales — product	204	3,103	284,939	288,246	—	288,246
Cost of sales — service	17,141	3,925	48,884	69,950	—	69,950
Selling and service	12,808	1,904	19,191	33,903	—	33,903
General and administrative	6,620	1,987	15,022	23,629	5,143	28,772
Depreciation and amortization	2,767	1,287	4,138	8,192	63	8,255

Total operating expenses	39,540	12,206	372,174	423,920	5,206	429,126

	(12,820)	2,472	5,554	(4,794)	(5,120)	(9,914)
Other income (loss), net	(55)	12,881	—	12,826	55	12,881
Impairment – related party	—	—	—	—	—	—
Interest income	16	2	334	352	501	853
Interest and financing expense	(135)	(34)	(420)	(589)	(2,888)	(3,477)

Net income (loss) before income taxes, minority interest, and equity income (loss)	(12,994)	15,321	5,468	7,795	(7,452)	343
Income taxes	—	—	—	—	(1,465)	(1,465)
Minority interest	2,513	(315)	(2,091)	107	—	107
Equity income (loss)	—	(2,148)	—	(2,148)	13	(2,135)

Net Income (Loss)	$(10,481)	$12,858	$3,377	$5,754	$(8,904)	$(3,150)

Segment Assets
June 30, 2003	$152,343	$101,078	$449,813	$703,234	$150,782	$854,016

December 31, 2002	$163,390	$103,222	$447,494	$714,106	$154,560	$868,666

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2003

Three Months Ended June 30, 2002

	Strategic
	Initiative	Legacy		Total		Consolidated
	Companies	Companies	CompuCom	Segments	Other Items	Results

			(in thousands)
			(unaudited)
Revenue
Product sales	$2,449	$991	$350,290	$353,730	$—	$353,730
Service sales	9,550	7,695	75,852	93,097	—	93,097
Other	—	6,033	—	6,033	(8)	6,025

Total Revenue	11,999	14,719	426,142	452,860	(8)	452,852

Operating expenses
Cost of sales — product	387	361	324,011	324,759	—	324,759
Cost of sales — service	6,161	4,353	47,893	58,407	—	58,407
Selling and service	6,669	4,237	22,600	33,506	—	33,506
General and administrative	4,417	6,912	18,720	30,049	6,091	36,140
Depreciation and amortization	886	1,200	4,687	6,773	337	7,110

Total operating expenses	18,520	17,063	417,911	453,494	6,428	459,922

	(6,521)	(2,344)	8,231	(634)	(6,436)	(7,070)
Other income (loss), net	—	(3,522)	—	(3,522)	125	(3,397)
Interest income	43	9	479	531	1,776	2,307
Interest and financing expense	(365)	41	(720)	(1,044)	(4,514)	(5,558)

Net income (loss) before income taxes, minority interest, and equity income (loss)	(6,843)	(5,816)	7,990	(4,669)	(9,049)	(13,718)
Income taxes	—	—	—	—	(1,944)	(1,944)
Minority interest	1,519	876	(3,003)	(608)	—	(608)
Equity income (loss)	(1,658)	(16,013)	—	(17,671)	32	(17,639)

Net Income (Loss)	$(6,982)	$(20,953)	$4,987	$(22,948)	$(10,961)	$(33,909)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2003

Six Months Ended June 30, 2003

	Strategic
	Initiative	Legacy		Total		Consolidated
	Companies	Companies	CompuCom	Segments	Other Items	Results

			(in thousands)
			(unaudited)
Revenue
Product sales	$2,376	$5,590	$562,149	$570,115	$—	$570,115
Service sales	55,940	16,192	145,876	218,008	—	218,008
Other	99	1,515	—	1,614	174	1,788

Total Revenue	58,415	23,297	708,025	789,737	174	789,911

Operating expenses
Cost of sales — product	442	3,472	520,238	524,152	—	524,152
Cost of sales — service	36,001	7,286	99,212	142,499	—	142,499
Selling and service	26,034	3,643	39,101	68,778	—	68,778
General and administrative	13,025	3,769	29,957	46,751	12,745	59,496
Depreciation and amortization	5,207	2,370	8,318	15,895	238	16,133

Total operating expenses	80,709	20,540	696,826	798,075	12,983	811,058

	(22,294)	2,757	11,199	(8,338)	(12,809)	(21,147)
Other income (loss), net	(55)	17,017	—	16,962	110	17,072
Impairment – related party	—	—	—	—	(659)	(659)
Interest income	39	3	652	694	1,191	1,885
Interest and financing expense	(306)	(76)	(823)	(1,205)	(5,716)	(6,921)

Net income (loss) before income taxes, minority interest, and equity loss	(22,616)	19,701	11,028	8,113	(17,883)	(9,770)
Income taxes	—	—	—	—	(2,857)	(2,857)
Minority interest	4,434	(132)	(4,205)	97	—	97
Equity loss	—	(6,136)	—	(6,136)	(23)	(6,159)

Net Income (Loss)	$(18,182)	$13,433	$6,823	$2,074	$(20,763)	$(18,689)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2003

Six Months Ended June 30, 2002

	Strategic
	Initiative	Legacy		Total		Consolidated
	Companies	Companies	CompuCom	Segments	Other Items	Results

			(in thousands)
			(unaudited)
Revenue
Product sales	$2,808	$4,130	$609,559	$616,497	$—	$616,497
Service sales	17,902	14,127	143,531	175,560	—	175,560
Other	—	11,562	—	11,562	37	11,599

Total Revenue	20,710	29,819	753,090	803,619	37	803,656

Operating expenses
Cost of sales — product	429	1,039	556,549	558,017	—	558,017
Cost of sales — service	13,039	8,275	92,013	113,327	—	113,327
Selling and service	10,221	7,037	45,735	62,993	—	62,993
General and administrative	7,092	15,551	36,278	58,921	11,853	70,774
Depreciation and amortization	1,295	3,064	9,474	13,833	678	14,511

Total operating expenses	32,076	34,966	740,049	807,091	12,531	819,622

	(11,366)	(5,147)	13,041	(3,472)	(12,494)	(15,966)
Other income (loss), net	(16)	(9,037)	—	(9,053)	125	(8,928)
Impairment – related party	—	—	—	—	—	—
Interest income	66	22	1,046	1,134	3,193	4,327
Interest and financing expense	(471)	(245)	(1,596)	(2,312)	(10,711)	(13,023)

Net income (loss) before income taxes, minority interest, and equity loss	(11,787)	(14,407)	12,491	(13,703)	(19,887)	(33,590)
Income taxes	—	—	—	—	(3,062)	(3,062)
Minority interest	1,678	1,496	(4,623)	(1,449)	—	(1,449)
Equity loss	(3,625)	(32,790)	—	(36,415)	(131)	(36,546)

Net Income (loss) before change in accounting principle	(13,734)	(45,701)	7,868	(51,567)	(23,080)	(74,647)
Cumulative effect of change in accounting principle	(21,815)	—	425	(21,390)	—	(21,390)

Net Income (Loss)	$(35,549)	$(45,701)	$8,293	$(72,957)	$(23,080)	$(96,037)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2003

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Other Items
Corporate operations	$(7,439)	$(9,017)	$(17,906)	$(20,018)
Income tax expense	(1,465)	(1,944)	(2,857)	(3,062)

	$(8,904)	$(10,961)	$(20,763)	$(23,080)

14. BUSINESS COMBINATIONS

Acquisitions by the Company

     In December 2002, the Company acquired 100% of Alliance Consulting for $54.5 million in cash paid to the selling shareholders and $1.3 million in transaction related costs. Alliance Consulting is an IT consulting firm that architects and implements digital enterprise strategies for its clients by building and integrating information technology across every line of business. The Company has not completed the allocation of the purchase price of the acquisition of Alliance Consulting. Therefore, the allocation of the purchase price could be adjusted once the valuation of assets acquired and liabilities assumed is completed.

     In February 2003, the Company acquired additional shares of ChromaVision Medical Systems for $5 million. As a result of this purchase of additional shares, the Company increased its ownership in ChromaVision by 6% to 62%.

     In June 2002, the Company acquired a majority ownership interest in ChromaVision Medical Systems for $16.2 million in cash, including $9.8 million used to purchase shares of preferred stock from existing shareholders. In July and August 2002, the Company acquired additional shares of ChromaVision for $1.7 million. ChromaVision’s product, Automated Cellular Imaging Systems, substantially improves the accuracy, sensitivity and reproducibility of cell imaging. The Company’s allocations of aggregate purchase prices for these acquisitions is summarized in the table below:

	2003	2002

	(in millions)
Working Capital (including cash acquired)	$3.5	$5.8
Property and Equipment	0.1	0.5
Identifiable Intangibles	—	5.4
Goodwill	1.1	5.1
In-process Research and Development	0.3	1.1

	$5.0	$17.9

     The total identifiable intangible assets will be amortized and the total fixed assets will be depreciated over their weighted average useful lives (4 years). The acquired in-process research and development costs were charged to earnings in the second quarter of 2003 and the fourth quarter of 2002, respectively. The amount was determined by identifying research projects for which technological feasibility has not been established and for which there is no alternative future use. In-Process R&D represented several projects in process at ChromaVision relating to software and hardware improvements and related applications development which, by definition, may not have an alternative future use.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2003

     In April 2002, the Company acquired a majority ownership interest in Mantas for $14.5 million in cash. Mantas provides comprehensive monitoring and analysis of financial transactions to detect and discover behaviors of interest through its software products. The Company’s allocation of the aggregate purchase price for the acquisition was as follows:

Working Capital (including cash acquired)	$9.3
Identifiable Intangibles	4.9
Goodwill	0.3

$14.5

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

	Three Months Ended June 30,	Six Months Ended June 30,

	2002	2002

	(in thousands except per share data)
	(unaudited)
Total revenues	$475,920	$852,760
Net loss	$(35,939)	$(100,341)
Diluted loss per share	$(0.31)	$(0.86)

The effect of acquisitions in 2003 is not material to the Company’s 2003 operating results.

15. RELATED PARTY TRANSACTIONS

     In October 2000, the Company guaranteed certain margin loans advanced by a third party to Mr. Musser, then the Chief Executive Officer of the Company. The securities subject to the margin account included shares of the Company’s common stock. The Company entered into this guarantee arrangement to maintain an orderly trading market for its equity securities, to maintain its compliance posture with the Investment Company Act of 1940, and to avoid diversion of the attention of a key executive from the performance of his responsibilities to the Company. In May 2001, the Company entered into a $26.5 million loan agreement with Mr. Musser, the former CEO. The proceeds of the loan were used to repay the margin loans guaranteed by Safeguard in October 2000. The purpose of the May 2001 loan agreement was to eliminate the guarantee obligations and to provide for direct and senior access to Mr. Musser’s assets as collateral for the loan.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2003

     The loan bears interest at the default annual rate of 9% and became payable on a limited basis on January 1, 2003. Safeguard sent Mr. Musser a demand notice in January 2003 and, when no payment was received, a default notice. In conjunction with the original loan, Mr. Musser granted the Company security interests in securities and real estate as collateral. Based on the information available to us, the Company also concluded that Mr. Musser may not have sufficient personal assets to satisfy the outstanding balance due under the loan when the loan becomes full recourse against Mr. Musser on April 30, 2006. In the first quarter of 2003, the Company impaired the loan by $0.7 million to the estimated value of the collateral that the Company held at that date. The Company’s carrying value of the loan at June 30, 2003 is $12.8 million. The Company will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis.

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

     In connection with its ownership interests in certain affiliates, the Company has guarantees of $23 million at June 30, 2003, of which $19 million relates to guarantees of our consolidated companies. A total of $8.4 million of debt associated with its guarantees have been recorded on the consolidated companies’ Balance Sheets, and are therefore reflected in the Company’s Consolidated Balance Sheet at June 30, 2003. Additionally, we have committed capital of approximately $34 million, including commitments made in prior years to various affiliates, to be funded over the next several years, including approximately $12 million which is expected to be funded during the next twelve months.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2003

     We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions it received as a general partner to the fund for further distribution to the fund’s limited partners (the “clawback”). Assuming the Funds in which we are a general partner are liquidated or dissolved on June 30, 2003 and assuming for these purposes the only distributions from the funds are equal to the carrying value of the funds on the June 30, 2003 financial statements, the maximum clawback we would be required to return for our general partner interest is approximately $6 million. Management estimates its liability to be approximately $5.5 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

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

     At June 30, 2003, we had ownership in 18 companies, which were classified into the following segments:

	Strategic Initiative	Legacy
	Companies	Companies	CompuCom

Consolidated	Agari Mediaware (70%)	Pacific Title and	CompuCom (59%)
	Alliance Consulting (100%)(a)	Arts Studio (84%)
	ChromaVision (62%)	Protura (56%)
	Mantas (63%)	Tangram (58%)
SOTAS (75%)

Equity		eMerge (16%)
Kanbay (30%)
Nextone (30%)
QuestOne (33%)
Sanchez (24%)
Zer0to5ive (33%)

Cost		BatellePharma (12%)
Internet Capital Group (9%)
Realtime Media (9%)

(a)  On January 1, 2003, aligne and Lever8 Solutions were merged into Alliance Consulting.

     The percentages above reflect our voting ownership at June 30, 2003. Although we own less than 20% of the voting stock of some of these companies, we accounted for these companies on the equity method as we believe we have the ability to exercise significant influence based on our representation of each company’s board of directors and other factors.

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

The Company’s operating results by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Strategic initiative companies	$(10,481)	$(6,982)	$(18,182)	$(13,734)
Legacy companies	12,858	(20,953)	13,433	(45,701)
CompuCom	3,377	4,987	6,823	7,868

Total segments	5,754	(22,948)	2,074	(51,567)
Corporate operations	(7,439)	(9,017)	(17,906)	(20,018)
Income tax expense	(1,465)	(1,944)	(2,857)	(3,062)

	(3,150)	(33,909)	(18,689)	(74,647)
Cumulative effect of change in accounting principle	—	—	—	(21,390)

	$(3,150)	$(33,909)	$(18,689)	$(96,037)

Strategic Initiative Companies

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue	$26,720	$11,999	$58,415	$20,710
Total operating expenses	39,540	18,520	80,709	32,076

	(12,820)	(6,521)	(22,294)	(11,366)
Other loss, net	(55)	—	(55)	(16)
Interest income	16	43	39	66
Interest and financing expense	(135)	(365)	(306)	(471)
Minority interest	2,513	1,519	4,434	1,678
Equity loss	—	(1,658)	—	(3,625)

	(10,481)	(6,982)	(18,182)	(13,734)
Cumulative effect of change in accounting principle	—	—	—	(21,815)

	$(10,481)	$(6,982)	$(18,182)	$(35,549)

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

     Revenue. Revenue increased $14.7 million for the three months ended June 30, 2003 compared to the prior year period. In January 2003, aligne and Lever8 Solutions, two wholly owned subsidiaries, were integrated into Alliance Consulting, a strategic initiative company acquired in December 2002. The net impact of consolidating Alliance Consulting’s revenues subsequent to its acquisition, partially offset by a decline in revenue at aligne and Lever8 in 2003 compared to the 2002 period, accounted for $13.8 million of the increase. A total of $2.5 million relates to sales by ChromaVision subsequent to consolidating their results in June 2002. The increase was partially offset by a decrease in revenue at SOTAS. Revenue increased $37.7 million for the six months ended June 30, 2003 compared to the prior year period. The net impact of consolidating Alliance Consulting’s revenues subsequent to its acquisition, partially offset by a decline in revenue at aligne and Lever8 in 2003 compared to the 2002 period, accounted for $29.0 million of the increase. The decline in revenue at aligne and Lever8 is due to reduced demand for IT services and continued market softness. A total of $5.3 million relates to sales by ChromaVision subsequent to consolidating their results in June 2002.

     Operating Expenses. Operating expenses increased $21.0 million for the three months ended June 30, 2003 compared to the prior year period. Of this increase, $14.6 million relates to the net impact of consolidating Alliance Consulting’s subsequent to its acquisition in December 2002. A total of $5.0 million relates to ChromaVision subsequent to consolidating their results in June 2002. Operating expenses increased $48.6 million for the six months ended June 30, 2003 compared to the prior year period. Of this increase, $29.5 million relates to the net impact of consolidating Alliance Consulting’s subsequent to its acquisition in December 2002. A total of $10.5 million is related to operating expenses at ChromaVision subsequent to consolidating their results in June 2002. Also included in the increase is $7.2 million related to Mantas, which was consolidated effective April 2002 when we acquired majority ownership.

     Equity Loss. Equity loss for the three and six months ended June 30, 2002 includes our share of ChromaVision’s and Mantas’ results of operations. We acquired a controlling interest in ChromaVision in June 2002 and Mantas in April 2002. As a result, we consolidated ChromaVision’s and Mantas’ results starting in the second quarter of 2002.

     Cumulative Effect of Change in Accounting Principle. In connection with the transitional impairment test performed upon adoption of SFAS 142, we were required to test existing goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002. We completed the required testing during the second quarter of 2002. As a result, we recorded a $21.8 million goodwill impairment loss shown as a cumulative effect of change in accounting principle.

     Net Loss. Included in net loss for the three and six months ended June 30, 2003 was $1.0 million and $2.4 million related to the operations of Agari, which was shutdown in July 2003.

Legacy Companies

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue	$14,678	$14,719	$23,297	$29,819
Total operating expenses	12,206	17,063	20,540	34,966

	2,472	(2,334)	2,757	(5,147)
Other income (loss), net	12,881	(3,522)	17,017	(9,037)
Interest income	2	9	3	22
Interest and financing expense	(34)	41	(76)	(245)
Minority interest	(315)	876	(132)	1,496
Equity loss	(2,148)	(16,013)	(6,136)	(32,790)

	$12,858	$(20,953)	$13,433	$(45,701)

     Revenue for the legacy segment, which includes Pacific Title and Arts Studio and Tangram, is derived from software license sales of Tangram’s asset tracking software, software maintenance contracts, post-contract customer support, consulting services, film title and special effects services. The legacy segment also includes management companies of private equity funds which derive revenue from management fees.

     Revenue. Revenue remained constant for the three months ended June 30, 2003 as compared to the prior period. This includes an increase of $5.2 million of revenues at Pacific Title and Arts Studio offset by a decrease of $5.2 million relating to the sale of our interest in a private equity fund management company in December 2002. The increase in revenue at Pacific Title is primarily attributable to increased capacity for film title and special effects services and increased demand for its services. Revenue decreased $6.5 million for the six months ended June 30, 2003 as compared to the prior period. The decrease is primarily due to a decrease of $10.1 million relating to the sale of our interest in a private equity fund management company in December 2002 and $1.1 million related to Aptas, whose results were consolidated through March 2002. Partially offsetting the decline is an increase in revenue of $5.5 million at Pacific Title and Arts Studio, primarily attributable to increased capacity for film title and special effects services and increased demand for its services.

     Operating Expenses. Operating expenses decreased by $4.9 million for the three months ended June 30, 2003 as compared to the prior period. Of the total decrease, $5.3 million relates to the sale of our interest in a private equity fund management company in December 2002. A decrease of $1.1 million relates to operations at Tangram and is the result of restructuring and cost containment measures implemented in 2002. Partially offsetting the decline is an increase related to operations at Pacific Title and Arts Studio primarily related to an increase in direct costs as a result of the revenue increase. Operating expenses decreased $14.4 million for the six months ended June 30, 2003 as compared to the prior period. Of the total decrease, $10.0 million relates to the sale of our interest in a private equity fund management company in December 2002 and $2.1 million related to Aptas, whose results were consolidated through March 2002. The remaining decline is primarily related to operations at Tangram and is the result of restructuring and cost containment measures implemented in 2002.

     Other Income (Loss), Net.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Gain on sale of companies, net	$12,884	$4,584	$17,088	$9,215
Distribution from private equity funds	—	—	—	486
Unrealized gain on Tellabs and related forward sale contracts, net	—	527	—	1,242
Unrealized gains (losses) on other trading securities	874	(6,015)	810	(13,718)
Impairment charges	(489)	(2,770)	(489)	(6,430)
Other	(388)	152	(392)	168

	$12,881	$(3,522)	$17,017	$(9,037)

     Gain on sale of companies for the three months ended June 30, 2003 includes $5.9 million related to the sale of DocuCorp and $6.4 million related to the sale of Internet Capital Group. Gain on sale of companies for the six months ended June 30, 2003 includes the second quarter sales of DocuCorp and Internet Capital Group, a $3.0 million gain related to proceeds received in 2003 for a company sold by us in 1997 and a $0.9 million gain related to the sale of a portion of our interest in a legacy company. Gain on sale of companies for the three months ended June 30, 2002 includes a $3.0 million gain related to the release of escrowed proceeds from the sale of a private company in 2000. Gain on sale of companies for the six months ended June 30, 2002 includes a $9.0 million gain related to the release of escrowed proceeds from the sale of a private company in 2000, partially offset by $1.2 million in losses associated with sales of certain public holdings, primarily Palm.

     The net gains recognized during the three and six months ended June 30, 2002 related to the Company’s holdings in Tellabs were $0.5 million and $1.2 million. These amounts reflect a $6.4 million gain on the change in the fair value of the hedging contract, reduced by a $5.9 million loss on the change in fair value of the Tellabs holdings for the three months ended June 30, 2002 and a $22.3 million gain on the fair value of the hedging contract, reduced by a $21.1 million loss on the fair value of the Tellabs holdings for the six months ended June 30, 2002. These gains are reflected in Other Income (Loss), Net in the Consolidated Statements of Operations.

     Unrealized gains (losses) on other trading securities primarily reflect the adjustment to fair value of our holdings in VerticalNet, which are classified as trading securities.

     Impairment charges reflect certain equity holdings judged to have experienced an other than temporary decline in value. We also have recorded impairment charges for certain holdings accounted for under the cost method determined to have experienced an other than temporary decline in value in accordance with our existing policy regarding impairment of long-lived assets.

     Equity Loss. Equity loss fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies and the net results of operations of these companies. Equity loss consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Share of our legacy companies results of operations	$795	$(3,552)	$1,199	$(7,680)
Share of our private equity funds results of operations	(2,665)	(8,032)	(7,057)	(12,384)
Impairment charges	(278)	(4,429)	(278)	(12,726)

	$(2,148)	$(16,013)	$(6,136)	$(32,790)

     Equity loss decreased $13.9 million for the three months ended June 30, 2003 as compared to the prior year period. Of the total decrease, $4.2 million relates to impairment charges on affiliates accounted for under the equity method. A total of $5.4 million of the decrease relates to our share of income or loss of private equity funds, $2.1 million of the decrease is due to discontinuing the recording of equity losses of companies where we no longer have ownership interests and $1.9 million of the decrease is due to discontinuing the recording of equity losses of companies whose carrying value was reduced to $0. We recognize our share of losses to the extent we have a cost basis in the equity investee, or we have outstanding commitments or guarantees. The remaining decline is due to improved results at certain companies.

     Equity loss decreased $26.7 million for the six months ended June 30, 2003 as compared to the prior year period. Of the total decrease, $12.4 million relates to impairment charges on affiliates accounted for under the equity method. A total of $5.3 million of the decrease relates to our share of income or loss of private equity funds, $5.5 million is due to discontinuing the recording of equity losses of companies where we no longer have ownership interests and $2.6 million is due to discontinuing the recording of equity losses of companies whose carrying value was reduced to $0. The remaining decline is due to improved results at certain companies.

     Certain amounts recorded to reflect our share of the income or losses of our companies accounted for under the equity method are based on estimates and on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities are made final.

CompuCom

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue	$377,728	$426,142	$708,025	$753,090
Total operating expenses	372,174	417,911	696,826	740,049

	5,554	8,231	11,199	13,041
Interest income	334	479	652	1,046
Interest and financing expense	(420)	(720)	(823)	(1,596)
Minority interest	(2,091)	(3,003)	(4,205)	(4,623)

	3,377	4,987	6,823	7,868
Cumulative effect of change in accounting principle	—	—	—	425

	$3,377	4,987	$6,823	8,293

     Revenue for CompuCom is derived from product sales, which include sales of technology products, peripherals and software-related products and licenses as well as service revenues, which are directly related to the sale of product, IT outsourcing services, application development, systems integration and contract and other consulting services.

     Revenue. Revenue, which consists of product revenue and service revenue, decreased $48.4 million or 11.4% and $45.1 million or 6.0 % for the three and six months ended June 30, 2003 as compared to the same period in 2002. Of the total decrease, $45.5 million or 13.0% was attributable to product revenue and $2.9 million or 3.4% was attributable to service revenue for the three months ended June 30, 2003 as compared to the prior period. Of the total decrease for the six months ended June 30, 2003 as compared to the prior period, $47.4 million or 7.8% was attributable to product revenue partially offset by an increase of $2.3 million or 1.6% related to service revenue. CompuCom believes economic conditions relative to technology procurement continue to hamper demand for the product they sell, mainly to their Fortune 1000 client base. As a result of this economic slowdown, product purchases and IT projects continue to be delayed, downsized or cancelled. CompuCom believes the decrease in service revenue for the three months ended June 30, 2003 as compared to the prior year period was primarily due to lower IT outsourcing services revenue and services directly related to the sale of product. CompuCom believes the increase in service revenue for the six months ended June 30, 2003 as compared to the prior year period was primarily due to increases in certain contract consulting services and services to the federal government, partially offset by decreases in field engineering services and services directly related to the sale of product.

     Cost of Sales/Gross Margin. Product gross margin for the three months ended June 30, 2003 was 6.5% compared to 7.5% for the same period in 2002. Product gross margin for the six months ended June 30, 2003 was 7.5% compared to 8.7% for the same period in 2002. CompuCom believes the decrease is primarily due to an increase in the mix of lower margin software revenue relative to total product revenue, as well as a decrease in volume incentive dollars received from suppliers. Service gross margin for the three months ended June 30, 2003 was 33.0% compared to 36.9% for the same period in 2002. The decrease was primarily due to lower field engineering service revenue and service revenue directly related to the sale of product. Service gross margin for the six months ended June 30, 2003 was 32.0% compared to 35.9% for the same period in 2002. The decrease was primarily the result of lower higher-margin IT outsourcing services revenues and product-related services and an increase in relatively lower margin services to the federal government and certain contract consulting services.

     Due to economic and competitive conditions, CompuCom expects to experience continued pressure on both revenue and gross margin, the result of which may be lower revenue and related gross margin when compared to the comparable prior year period or previous quarter.

     Other Operating Expenses. Other operating expenses decreased 16.6% and 15.6% for the three and six months ended June 30, 2003 as compared to the same period in 2002. CompuCom attributes this decrease to its own cost management efforts related to selling and service expenses and general and administrative expenses, including personnel and related costs and infrastructure cost reductions, primarily telecommunications expense, as well as certain occupancy-related expenses.

     Interest Income. Interest income decreased for the three and six months ended June 30, 2003 as compared to the same periods in 2002. CompuCom attributes the decline to a decrease in interest earned on available cash for the three and six months ended June 30, 2003 as compared to the same prior year period, primarily as a result of a decline in interest rates.

     Interest and Financing Expense. Interest and financing expense decreased for the three and six months ended June 30, 2003 as compared to the prior year periods. The decrease is primarily due to lower effective interest rates in the three and six months ended June 30, 2003 as compared to the prior year periods.

Reconciling Items

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Corporate Operations
General and administrative costs, net	$(4,557)	$(5,129)	$(11,277)	$(9,894)
Stock-based compensation	(500)	(970)	(1,294)	(1,922)
Depreciation and amortization	(63)	(337)	(238)	(678)
Interest income	501	1,776	1,191	3,193
Interest expense	(2,888)	(4,514)	(5,716)	(10,711)
Other	68	157	(572)	(6)

	(7,439)	(9,017)	(17,906)	(20,018)
Income tax expense	(1,465)	(1,944)	(2,857)	(3,062)

	$(8,904)	$(10,961)	$(20,763)	$(23,080)

     Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and consulting, and travel-related costs. General and administrative expenses decreased $0.6 million for the three months ended June 30, 2003 as compared to the prior year period. The decrease is due to lower employee related costs and decreased professional fees, partially offset by increased directors and officers liability insurance premiums. General and administrative expenses increased $1.4 million for the six months ended June 30, 2003 as compared to the prior year period. The increase is due to increased directors and officers liability insurance premiums and severance costs incurred in the first quarter of 2003.

     As discussed in Note 9, we issued shares of restricted stock to employees in 2002. The value of these shares is recognized as expense on a straight-line basis over the vesting period.

     Interest income decreased $1.3 million and $2.0 million for the three and six months ended June 30, 2003 when compared to the same prior year period. The decrease is primarily related to interest income on a note receivable from a related party. In January 2003, the note went into default and we will not record interest income on the note until the carrying value is paid in full. Also attributing to the decline is lower interest rates earned on invested balances.

     Interest expense decreased $1.6 million and $5.0 million for the three and six months ended June 30, 2003 when compared to the same prior year period. The decreased expense is due to the inclusion in 2002 of the accretion of the obligation and amortization of the cost of the two forward sale contracts on our Tellabs holdings entered into in March and August of 1999 with no similar expense in 2003, as the forward sale contracts were settled in 2002. Interest expense for the three and six months ended June 30, 2002 also included interest on the mortgage for the corporate headquarters, which was sold in October 2002. There is no similar expense included in 2003.

     Other for the six months ended June 30, 2003 includes an impairment charge on a related party loan that was reduced to the value of the collateral that the Company holds.

     Income Taxes. Our consolidated income tax expense recorded for the three and six months ended June 30, 2003, was $1.5 million and $2.9 million net of recorded valuation allowance of $1.8 million and $7.8 million. We have recorded a valuation allowance to reduce our deferred tax asset to an amount that is more likely than not to be realized in future years. Our consolidated effective tax rate before valuation allowance decreased to 25.2% for the three months ended June 30, 2003 compared to 34.4% for the three months ended June 30, 2002. For the six months ended June 30, 2003 our consolidated effective tax rate before valuation allowance decreased to 31.1% compared to 34.3% for the prior year period. This rate differs from the federal statutory rate due to miscellaneous non-deductible expenses.

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

     Proceeds from sales of and distributions from affiliates were $2 million and $7 million for the three and six months ended June 30, 2003. Proceeds from sales of available-for-sale and trading securities were $22 million for the three and six months ended June 30, 2003. Proceeds from sales of and distributions from affiliates were $7 million and $17 million for the three and six months ended June 30, 2002. Proceeds from sales of available-for-sale and trading securities were $0 and $13 million for the three and six months ended June 30, 2002.

     In May 2003, we renewed our credit agreement that provides for borrowings, issuances of letters of credit and guarantees of up to $25 million. We occasionally use letters of credit to provide transactional support to our companies. This credit facility matures in May 2004 and bears interest at the prime rate (4.0% at June 30, 2003) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to two times any outstanding amounts under the facility. This facility provides us additional flexibility to implement our strategy and support our companies. As of June 30, 2003, guarantees totaling $8 million related to two strategic initiative company’s credit facilities were outstanding.

     The transactions we enter into in pursuit of our strategy could impact our liquidity at any point in time. As we seek to acquire technology-related companies, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in companies that are no longer strategic, we may receive proceeds from such sales, which could increase our liquidity. From time to time we are engaged in discussions concerning acquisitions and dispositions, which, if consummated, could impact our liquidity, perhaps significantly.

     Our cash and cash equivalents at June 30, 2003 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for the next twelve months, including commitments to our existing affiliates, our current operating plan to acquire interests in new affiliates and our general corporate requirements.

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

     The loan bears interest at an annual default rate of 9% and became payable on a limited basis on January 1, 2003. Safeguard sent Mr. Musser a demand notice in January 2003 and, when no payment was received, a default notice. In conjunction with the original loan, Mr. Musser granted us security interests in securities and real estate as collateral. Based on the information available to us, we concluded that Mr. Musser may not have sufficient personal assets to satisfy the outstanding balance due under the loan when the loan becomes full recourse against Mr. Musser on April 30, 2006. In the first quarter of 2003, we impaired the loan by $0.7 million to the estimated value of the collateral that we held at that date. The carrying value of the loan at June 30, 2003 is $12.8 million. We will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis.

     In connection with our ownership interests in certain affiliates, we have guarantees associated with various forms of debt including lines of credit, term loans, performance bonds, equipment leases and mortgages. Of our total guarantees of $23 million at June 30, 2003, $19 million relates to guarantees of our consolidated companies. A total of $8.4 million of debt associated with our guarantees has been recorded on the consolidated companies’ Balance Sheets and are therefore reflected in the Company’s Consolidated Balance Sheets at June 30, 2003. Additionally, we have committed capital of approximately $34 million, including commitments made in prior years to various affiliates, to be funded over the next several years, including approximately $12 million, which is expected to be funded in the next twelve months.

     We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions it received as a general partner to the fund for further distribution to the fund’s limited partners (the “clawback”). Assuming the Funds in which we are a general partner are liquidated or dissolved on June 30, 2003 and assuming for these purposes the only distributions from the funds is equal to the carrying value of the funds on the June 30, 2003 financial statements, the maximum clawback we would be required to return for our general partner interest is approximately $6 million. Management estimates its liability to be approximately $5.5 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

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

     In June 1999, the Company issued $200 million of 5% convertible subordinated notes due June 15, 2006. Interest is payable semi-annually. The notes are redeemable in whole or in part at the option of the Company on or after June 18, 2002, for a maximum of 102.5% of face value depending on the date of redemption and subject to certain restrictions. At the note holder’s option, the notes are convertible into our common stock subject to adjustment under certain conditions. Pursuant to the terms of the notes, the conversion rate of the notes at June 30, 2003 was $24.1135 of principal amount per share. The closing price of our common stock on June 30, 2003 was $2.70. The note holder’s may also require repurchase of the notes upon certain events, including sales of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. If the note holders do not elect to convert the notes to common stock prior to their maturity, we believe, through the execution of our stated strategy, including business growth at our subsidiaries and the sale from time to time of various holdings, we will either have the ability to repurchase or refinance the notes outstanding on the due date in accordance with their terms.

     CompuCom maintains separate, independent financing arrangements, which are non-recourse to us and are secured by certain assets of CompuCom. During recent years, CompuCom has utilized bank financing arrangements and internally generated funds to fund its cash requirements.

     At June 30, 2003, CompuCom has a $25 million working capital facility and a $100 million receivables securitization facility. The working capital facility, which initially had a May 2002 maturity date but has been extended to a September 2003 maturity date, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects to renew the working capital facility during the third quarter of 2003. Availability under the facility is subject to a borrowing base calculation. As of June 30, 2003, availability under the working capital facility was $25 million with no outstanding amounts. The securitization facility’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable to a consolidated, wholly owned bankruptcy-remote special purpose subsidiary (SPS). The SPS has sold and, subject to certain conditions, may from time to time sell, an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. These sales are reflected as reductions of Accounts receivable on the Consolidated Balance Sheets and are included in net cash provided by operating activities on the Consolidated Statements of Cash Flows. The proceeds from the sale of receivables are used primarily to fund working capital requirements. The investors in the securitized receivables have no recourse to the Company’s or CompuCom’s assets as a result of debtor’s defaults. The Company and CompuCom account for these transactions in accordance with SFAS 140, “Accounting or Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and meet the sales criteria stated in Paragraph 9 of SFAS 140. Amounts outstanding and removed from the Consolidated Balance Sheets as sold receivables as of June 30, 2003 consisted of two certificates totaling $60 million. Within the context of the securitization, each certificate is issued from a separate facility, each facility set at $50 million. One $50 million facility, with an October 2003 maturity date, has one certificate issued for $50 million. The other $50 million facility with an October 2005 maturity date has one certificate issued for $10 million. CompuCom retains the portion of sold receivables that are in excess of the amounts outstanding, referred to as retained. The carrying amount of CompuCom’s retained interest, which approximated fair value because of the short term nature of the receivables, is reflected in Accounts Receivable on the Consolidated Balance Sheets. Both facilities are subject to CompuCom’s compliance with selected financial covenants and ratios.

     CompuCom’s liquidity is impacted by the dollar volume of certain manufacturers’ customer specific rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and then claim a rebate from the manufacturer to reduce the final cost. These rebates are then passed on to the customer in the form of reduced sales price. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom’s initial cost for the product is often higher than the sales price CompuCom can obtain from its clients. As of June 30, 2003 and December 31, 2002, CompuCom was owed approximately $15.5 million and $18.5 million, respectively, under these vendor rebate programs. These outstanding amounts are included as a reduction to Accounts Payable on the Consolidated Balance Sheets and a reduction of Cost of sales in the Consolidated Statements of Operations.

     CompuCom participates in certain programs provided by various suppliers that enable it to earn volume incentive dollars. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction to cost of sales when earned. The Company also receives vendor reimbursements that offset certain training, promotional and marketing costs incurred by the Company. These amounts are recorded as Accounts receivable on the Consolidated Balance Sheets, and any amounts received in excess of the actual amounts incurred are recorded as a reduction of Cost of sales in the Consolidated Statements of Operations. As of June 30, 2003 and December 31, 2002, CompuCom was owed approximately $3.8 million and $3.3 million, respectively, under these supplier incentive programs.

     CompuCom’s ability to make distributions to its shareholders is limited by restrictions in CompuCom’s financing agreements and CompuCom’s working capital needs. We do not consider CompuCom’s liquidity to be a source of liquidity to us.

     Net cash used in operating activities was $27 million for the six months ended June 30, 2003 compared to net cash provided of $30 million for the same prior year period. The decrease was due primarily to the receipt of a $63 million tax refund in 2002.

     Net cash provided by investing activities was $16 million for the six months ended June 30, 2003 compared to $7 million for the same prior year period. The increase is primarily due to a decline in acquisitions of less than majority owned companies.

     Consolidated working capital increased to $258 million at June 30, 2003 compared to $242 million at December 31, 2002. The increase is attributable to a decrease in accrued expenses partially offset by an increase in accounts payable at CompuCom.

     During the month of July 2003, we collected an additional $15.4 million of cash proceeds from our sales of Internet Capital Group in June and July of 2003.

     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the our consolidated financial position or results of operations.

     Our general operations are not capital intensive, and capital expenditures in any year normally will not be significant in relation to our overall financial position. There were no material capital asset purchase commitments at June 30, 2003.

     There were no significant changes in the components of contractual cash obligations and other commercial commitments during the quarter ended June 30, 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in companies in the technology industry, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities. Based on closing market prices at June 30, 2003, the fair market value of our holdings in public securities was approximately $220.5 million. A 20% decrease in equity prices would result in an approximate $44.1 million decrease in the fair value of our publicly traded securities. At June 30, 2003, the value of the collateral securing the Musser loan, included $6.8 million of equity securities. A 20% decrease in the fair value of these securities would result in a charge of approximately $1.4 million.

     CompuCom is exposed to interest rate risk primarily through its receivables securitization and working capital facilities. CompuCom utilizes these facilities to meet its working capital and other financing needs. At June 30, 2003, the securitization facility had borrowings of approximately $60 million, and there were no borrowings on the working capital facility. If CompuCom’s effective interest rate were to increase by 100 basis points, or 1.00%, CompuCom’s annual interest and financing expense would increase by $0.6 million based on CompuCom’s average balances utilized under its facilities during the six months ended June 30, 2003. Our share of this increase would be approximately $0.4 million after deduction for minority interest but before income taxes.

     At June 30, 2003, we had outstanding $200 million of fixed rate notes due in June 2006. Interest payments of $5 million each are due June and December of each year. Based on transactions for these notes in the secondary market, these notes have a fair market value at June 30, 2003 of approximately $158 million.

Liabilities	2003	2004	2005	2006	Fair Market Value

Convertible Subordinated Notes due by year (in millions)	—	—	—	$200.0	$158.0
Fixed Interest Rate	5%	5%	5%	5%	5%
Interest Expense (in millions)	$10.0	$10.0	$10.0	$4.5	N/A

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report, have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.

(b)	Changes in internal controls: During the most recent fiscal quarter, there were no changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material developments during the quarter in the Safeguard Scientifics Securities Litigation disclosed in the 2002 Form 10-K and the Form 10-Q for the quarter ended March 31, 2003. The Company and its subsidiaries are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 18, 2003. At the meeting the shareholders voted in favor of the following items listed in the Proxy Statement dated April 30, 2003.

I.	ELECTION OF DIRECTORS:

	FOR	WITHHELD

Anthony L. Craig	98,725,621	10,021,813
Julie A. Dobson	104,141,144	4,606,290
Robert E. Keith, Jr.	98,818,519	9,928,915
Andrew E. Lietz	105,563,748	3,183,686
George MacKenzie	103,783,689	4,963,745
Jack L. Messman	105,115,857	3,631,577
Russell E. Palmer	105,076,876	3,670,558
John W. Poduska, Sr.	103,663,138	5,084,296
Robert Ripp	105,585,923	3,161,511
John J. Roberts	105,086,254	3,661,180

II.	RATIFICATION OF KPMG LLP AS THE COMPANY’S INDEPENDENT AUDITORS FOR THE FISCAL YEAR ENDING DECEMBER 31,2003

FOR	AGAINST	ABSTAIN

106,739,473	1,650,073	357,888

Item 5. Other Information

     The following information, which is intended to be furnished under Item 11 of Form 8-K, “Temporary Suspension of Trading Under Registrant’s Employee Benefit Plans,” is instead being furnished on this Form 10-Q under Item 5, “Other Information” in accordance with the SEC’s Interim Filing Guidance Related to Insider Trades During Pension Fund Blackout Periods. Notice under Section 245.104 of SEC Regulation BTR of the imposition of a retirement plan blackout period during which the trading prohibitions of Section 306(a) of the Sarbanes-Oxley Act will be in effect was provided on June 3, 2003, to Safeguard Scientifics, Inc., as required by section 101(i)(2)(E) of the Employment Retirement Income Security Act of 1974, and to each director and executive officer of Safeguard. The blackout period required by the Sarbanes-Oxley Act commenced during the week beginning July 13, 2003 and is expected to end during the week beginning August 17, 2003. The Sarbanes-Oxley Act of 2002 prohibits corporate directors and executive officers from directly or indirectly purchasing, selling or otherwise acquiring or transferring any equity securities of Safeguard Scientifics, Inc. during a retirement plan blackout period unless the officer or director can establish that the equity securities were not “acquired in connection with his or her service or employment as a director or executive officer” in a manner consistent with applicable regulations. An individual should not assume that “specific identification” of shares will necessarily provide protection. This prohibition applies regardless of whether such securities are held within or outside of the retirement plan. Violation of these rules may subject the party improperly disposing of equity securities to a requirement to disgorge trading gains or to be subject to other sanctions. The regulations do provide exceptions for a limited number of transactions, primarily those that take place automatically or in a manner that is outside the insider’s control. Bona fide gifts are also exempted. A complete list of the exceptions to the insider trading rules can be found in the relevant SEC rules (at Section 245.101(c) of Regulation BTR). Individuals may contact Deirdre Blackburn, Corporate Secretary, Safeguard Scientifics, Inc., 435 Devon Park Drive, Building 800, Wayne, PA 19087-1945 (610-293-0600) to determine the actual beginning and ending dates of the blackout period or if they have any other inquiries about the blackout period.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

31	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On April 30, 2003, the Company filed a Current Report on Form 8-K regarding a press release setting forth the Company’s financial information for the quarter ended March 31, 2003.

On June 5, 2003, the Company filed a Current Report of Form 8-K regarding a press release announcing that DocuCorp has repurchased shares and warrants of its common stock from the Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC. (Registrant)

Date: August 7, 2003	/s/ ANTHONY L. CRAIG

Anthony L. Craig Chief Executive Officer and President

Date: August 7, 2003	/s/ CHRISTOPHER J. DAVIS

Christopher J. Davis Managing Director and Chief Financial Officer