Form 10-Q
period 2003-09-30
SAFEGUARD SCIENTIFICS INC
filed 2003-11-14
CIK 86115

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
 For Quarter Ended September 30, 2003

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

Number of shares outstanding as of November 4, 2003
Common Stock 119,333,297

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT FORM 10-Q
INDEX

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(in thousands except per share data)
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$292,501	$254,779
Restricted cash	1,019	3,634
Short-term investments	5,089	9,986
Accounts receivable, less allowances ($3,065-2003; $3,523 - 2002)	135,477	179,668
Inventories	36,341	30,181
Trading securities	—	832
Prepaid expenses and other current assets	12,452	13,045

Total current assets	482,879	492,125
Property and equipment, net	34,674	38,610
Ownership interests in and advances to affiliates	56,271	74,859
Available-for-sale securities	—	4,548
Intangible assets, net	13,023	18,580
Goodwill	215,019	206,815
Deferred taxes	215	1,210
Note receivable - related party	12,216	14,482
Other	10,711	17,437

Total Assets	$825,008	$868,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$14,141	$11,517
Accounts payable	87,506	121,793
Accrued expenses and deferred revenue	97,602	116,669

Total current liabilities	199,249	249,979
Long-term debt	2,771	1,998
Minority interest	137,261	130,384
Other long-term liabilities	14,723	14,032
Convertible subordinated notes	200,000	200,000
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10.00 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 119,450 shares issued and outstanding in 2003 and 2002	11,945	11,945
Additional paid-in capital	738,079	738,282
Accumulated deficit	(477,314)	(476,867)
Accumulated other comprehensive income (loss)	(89)	2,522
Treasury stock, at cost (115 shares-2003, 33 shares-2002)	(399)	(129)
Unamortized deferred compensation	(1,218)	(3,480)

Total shareholders’ equity	271,004	272,273

Total Liabilities and Shareholders’ Equity	$825,008	$868,666

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands except per share data)
	(unaudited)
Revenue
Product sales	$264,376	$339,605	$834,491	$956,102
Service sales	108,774	97,233	326,782	272,793
Other	590	6,218	2,378	17,817

Total revenue	373,740	443,056	1,163,651	1,246,712

Operating Expenses
Cost of sales-product	241,470	308,881	765,622	866,898
Cost of sales-service	71,731	63,523	214,230	176,850
Selling and service	33,059	34,216	101,837	97,209
General and administrative	25,427	36,086	84,923	106,860
Depreciation and amortization	7,069	7,297	23,202	21,808

Total operating expenses	378,756	450,003	1,189,814	1,269,625

	(5,016)	(6,947)	(26,163)	(22,913)
Other income (loss), net	31,205	(4,476)	48,277	(13,404)
Impairment – related party	—	—	(659)	—
Interest income	881	2,022	2,766	6,349
Interest and financing expense	(3,429)	(7,657)	(10,350)	(20,680)

Income (loss) before income taxes, minority interest, equity loss and change in accounting principle	23,641	(17,058)	13,871	(50,648)
Income taxes	(1,060)	(2,168)	(3,917)	(5,230)
Minority interest	(726)	667	(629)	(782)
Equity loss	(3,613)	(4,691)	(9,772)	(41,237)

Net income (loss) before change in accounting principle	18,242	(23,250)	(447)	(97,897)
Cumulative effect of change in accounting principle	—	—	—	(21,390)

Net Income (Loss)	$18,242	$(23,250)	$(447)	$(119,287)

Basic Income (Loss) Per Share:
Prior to cumulative effect of change in accounting principle	$0.15	$(0.20)	$0.00	$(0.83)
Cumulative effect of change in accounting principle	—	—	—	(0.18)

	$0.15	$(0.20)	$0.00	$(1.01)

Diluted Income (Loss) Per Share:
Prior to cumulative effect of change in accounting principle	$0.15	$(0.20)	$(0.02)	$(0.85)
Cumulative effect of change in accounting principle	—	—	—	(0.18)

	$0.15	$(0.20)	$(0.02)	$(1.03)

Weighted Average Shares Outstanding - Basic	118,580	117,857	118,365	117,652
- Diluted	120,622	117,857	118,365	117,652

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2003	2002

	(in thousands)
	(unaudited)
Net cash (used in) provided by operating activities	$(30,828)	$29,948

Investing Activities
Proceeds from sales of available-for-sale and trading securities	38,981	13,273
Proceeds from sales of and distributions from affiliates	38,666	18,903
Advances to affiliates	(139)	(4,397)
Repayment of advances to affiliates	753	—
Acquisitions of ownership interests in affiliates and subsidiaries, net of cash acquired	(14,327)	(23,674)
Advances to related party	—	(590)
Repayments of advances to related party	1,668	1,530
Increase in restricted cash and short-term investments	(13,073)	(11,598)
Decrease in restricted cash and short-term investments	20,585	6,030
Capital expenditures	(10,038)	(8,800)
Other, net	(918)	(1,668)

Net cash provided by (used in) investing activities	62,158	(10,991)

Financing Activities
Borrowings on revolving credit facilities	80,927	8,562
Repayments on revolving credit facilities	(78,296)	(9,313)
Borrowings on term debt	3,390	569
Repayments on term debt	(1,614)	(3,092)
Issuance of Company common stock	235	—
Issuance of subsidiary common stock	1,750	1,221

Net cash provided by (used in) financing activities	6,392	(2,053)

Net Increase in Cash and Cash Equivalents	37,722	16,904
Cash and Cash Equivalents at beginning of period	254,779	298,095

Cash and Cash Equivalents at end of period	$292,501	$314,999

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

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

2. BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which it directly or indirectly owns more than 50% of the outstanding voting securities. The Company’s wholly owned subsidiaries include Alliance Consulting Group Associates, Inc. (“Alliance Consulting”). Alliance operates on a 51 or 53 – week period ending on the Saturday closest to December 31. The Company and all other subsidiaries operate on a calendar year. Alliance’s third quarter ended on September 27, 2003. The Company’s Consolidated Statements of Operations and Cash Flows also include the following majority-owned subsidiaries:

For the three months ended September 30,

2003	2002

ChromaVision Medical Systems CompuCom Systems Mantas Pacific Title and Arts Studio SOTAS Tangram Enterprise Solutions	Agari Mediaware ChromaVision Medical Systems CompuCom Systems Mantas Pacific Title and Arts Studio Protura Wireless SOTAS Tangram Enterprise Solutions

For the nine months ended September 30,

2003	2002

Agari Mediaware (Through June 2003) ChromaVision Medical Systems CompuCom Systems Mantas Pacific Title and Arts Studio Protura Wireless (Through June 2003) SOTAS Tangram Enterprise Solutions	Agari Mediaware
Aptas (through March 2002)
ChromaVision Medical Systems
    (Since June 2002)
CompuCom Systems
Mantas (Since April 2002)
Pacific Title and Arts Studio
Protura Wireless
SOTAS
Tangram Enterprise Solutions

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2003

The Company’s Consolidated Balance Sheets also include the following majority-owned subsidiaries at September 30, 2003 and December 31, 2002:

September 30, 2003	December 31, 2002

ChromaVision Medical Systems CompuCom Systems Mantas Pacific Title and Arts Studio SOTAS Tangram Enterprise Solutions	Agari Mediaware ChromaVision Medical Systems CompuCom Systems Mantas Pacific Title and Arts Studio Protura Wireless SOTAS Tangram Enterprise Solutions

3. RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     Under the transition provisions of SFAS 142, the Company was required to test existing goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002. The Company completed the required testing during the second quarter of 2002. As a result, the Company reported a $21.8 million goodwill impairment loss in the Business and IT services reporting unit (a component of the Strategic Initiative segment), arising from the initial application of SFAS 142, which required the carrying amount of goodwill be compared to the fair value. The fair value of that reporting unit was determined by estimating the present value of future cash flows and by reviewing the valuations of comparable public companies.

     SFAS 142 requires that goodwill be tested for impairment at least annually. The Company will complete its annual impairment testing in the fourth quarter. Additionally, goodwill is tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.

     The following is a summary of changes in the carrying amount of goodwill by segment:

	Strategic
	Initiative	Legacy		Total
	Companies	Companies	CompuCom	Segments

	(in thousands)
	(unaudited)
Balance at December 31, 2002	$100,590	$1,336	$104,889	$206,815
Additions	3,053	—	—	3,053
Purchase Price Adjustments(1)	5,790	—	—	5,790
Deconsolidation	(718)	79	—	(639)

Balance at September 30, 2003	$108,715	$1,415	$104,889	$215,019

(1)	As discussed in Note 14, certain purchase price adjustments are not final. The above purchase price adjustments represent activity to complete the final purchase price allocation.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2003

     Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite useful lives:

		September 30, 2003

		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net

		(in thousands)
		(unaudited)
Customer-related	6 - 11 years	$15,467	$10,886	$4,581
Contract-related	2 - 3 years	2,840	1,988	852
Technology-related	2 - 17 years	11,554	3,964	7,590

Total		$29,861	$16,838	$13,023

		December 31, 2002

		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net

		(in thousands)
Customer-related	6 - 11 years	$15,467	$9,107	$6,360
Contract-related	2 - 3 years	2,840	1,382	1,458
Technology-related	2 - 17 years	12,942	2,180	10,762

Total		$31,249	$12,669	$18,580

     Amortization expense related to intangible assets was $1.4 million and $4.4 million for the three and nine months ended September 30, 2003, respectively and $0.9 million and $2.9 million for the three and nine months ended September 30, 2002, respectively. The following table provides estimated future amortization expense related to intangible assets:

Total

(in thousands)
(unaudited)
Remainder of 2003	$1,414
2004	5,111
2005	3,196
2006	1,277
2007 and thereafter	2,025

$13,023

5. NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses the appropriate accounting by vendors for arrangements that will result in the delivery of multiple products, services and/or rights to assets that may occur over a period of time. The Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this consensus did not have an impact on the Company’s consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The interpretation becomes effective for entities created before February 1, 2003 as of the beginning of the first period ending after December 15, 2003. The Company accounts for, under the equity method, certain private equity funds that account for their investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, “Audits of Investment Companies”. The effective date for FIN 46 has been delayed for these funds until the AICPA finalizes its proposed Statement of Position on clarifying the scope of the Audit Guide and accounting by the parent companies and

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2003

equity method investors for investments in investment companies. If it is ultimately determined that FIN 46 applies to private equity funds, then the amount of equity income or loss the Company records on private equity funds accounted for under the equity method may change significantly.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer of financial statements classifies and measures certain financial instruments that have characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Company’s financial statements.

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

     The following summarizes the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands)
	(unaudited)
Net Income (Loss)	$18,242	$(23,250)	$(447)	$(119,287)

Other Comprehensive Income (Loss), Before Taxes:
Foreign currency translation adjustments	50	—	(89)	—
Unrealized holding gains (losses) in available-for-sale securities	922	(422)	12,909	(766)
Reclassification adjustments	(12,735)	422	(16,789)	1,051
Related Tax (Expense) Benefit:
Unrealized holding (gains) losses in available-for-sale securities	—	148	(61)	268
Reclassification adjustments	—	(148)	1,419	(368)

Other Comprehensive Income (Loss)	(11,763)	—	(2,611)	185

Comprehensive Income (Loss)	$6,479	$(23,250)	$(3,058)	$(119,102)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2003

7. OWNERSHIP INTERESTS IN AND ADVANCES TO AFFILIATES

     The following summarizes the carrying value of the Company’s ownership interests in and advances to affiliates accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at September 30, 2003 and December 31, 2002.

	September 30,	December 31,
	2003	2002

	(in thousands)
	(unaudited)
Equity Method
Public Companies	$9,671	$23,181
Non-Public Companies	234	5,057
Private Equity Funds	31,841	36,377

	41,746	64,615
Cost Method
Non-Public Companies	11,191	6,420
Private Equity Funds	3,334	3,824

	$56,271	$74,859

     The market value of the Company’s public companies accounted for under the equity method was $32 million at September 30, 2003 and $53 million at December 31, 2002. The decline is mainly attributable to the Company’s sales of interests in Internet Capital Group and DocuCorp during 2003.

8. DEBT

     In May 2003, the Company renewed its revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees of up to $25 million. Borrowing availability under the facility is reduced by the face amount of outstanding letters of credit and guarantees. This credit facility matures in May 2004 and bears interest at the prime rate (4.0% at September 30, 2003) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to two times any amount outstanding under the facility. This facility provides the Company additional flexibility to implement its strategy and support its companies. As of September 30, 2003, guarantees totaling $13 million related to two strategic initiative companies’ credit facilities were outstanding. As of September 30, 2003, there was $12 million available under the facility.

     At September 30, 2003, CompuCom has a $25 million working capital facility and a $100 million receivables securitization facility. The working capital facility, which initially had a May 2002 maturity date but has been extended to a November 2003 maturity date, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on certain CompuCom assets. CompuCom expects to renew the working capital facility during the fourth quarter of 2003. Availability under the facility is subject to a borrowing base calculation. As of September 30, 2003, availability under the working capital facility was $25 million with no outstanding amounts. The securitization facility’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable to a consolidated, wholly owned bankruptcy-remote special purpose subsidiary (SPS). The SPS has sold and, subject to certain conditions, may from time to time sell, an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. These sales are reflected as reductions of Accounts Receivable on the Consolidated Balance Sheets and are included in net cash provided by operating activities on the Consolidated Statements of Cash Flows. The proceeds from the sale of receivables are used primarily to fund working capital requirements. The investors in the securitized receivables have no recourse to the Company’s or CompuCom’s assets as a result of debtor’s defaults. The Company and CompuCom account for these transactions in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and meet the sales criteria stated in Paragraph 9 of SFAS 140. Amounts outstanding and excluded from the Consolidated Balance Sheets as sold receivables as

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2003

of September 30, 2003 consisted of two certificates totaling $60 million. Within the context of the securitization, each certificate is issued from a separate facility, each facility set at $50 million. One $50 million facility, which matured in October 2003, had one certificate issued for $50 million. Consistent with CompuCom’s financing requirements, this facility was not renewed. The other $50 million facility with an October 2005 maturity date had one certificate issued for $10 million. CompuCom retains the portion of the sold receivables that are in excess of the amounts outstanding, referred to as retained interest. The carrying amount of CompuCom’s retained interest, which approximates fair value because of the short-term nature of the receivables, is reflected in Accounts Receivable on the Consolidated Balance Sheets. Both facilities are subject to CompuCom’s compliance with selected financial covenants and ratios.

     Three consolidated companies maintain separate revolving credit facilities, which provide for aggregate borrowings of $17.5 million. These credit facilities range in maturity from December 2003 through September 2004. As of September 30, 2003 outstanding borrowings under these facilities were $7.2 million. These obligations bear interest at fixed rates of 4.75% and variable rates ranging between the prime rate plus 0.5% and the prime rate plus 1%.

     Debt also includes mortgage obligations ($3.6 million), term loans ($4.6 million), capital lease obligations ($1.0 million) and other borrowing obligations ($0.5 million) of consolidated companies. These obligations bear interest at fixed rates ranging between 4.25% and 9.5% and variable rates indexed to the prime rate plus 1% to 1.75%.

     Aggregate maturities of long-term debt in future years are (in millions): $12.4 - 2003; $2.2 - 2004; $1.6 - 2005; and $0.7 - 2006.

9. STOCK-BASED COMPENSATION

     Incentive or non-qualified stock options, restricted stock awards, stock appreciation rights, performance units and other stock-based awards may be granted to Company employees, directors and consultants under the 2001 Associates Equity Compensation Plan and 1999 Equity Compensation Plan. Generally, outstanding options vest over four years after the date of grant and expire eight years after the date of grant. All options granted under the plans to date have been at prices, which have been equal to the fair market value at the date of grant. At September 30, 2003, the Company reserved 14.2 million shares of common stock for possible future issuance under its equity compensation plans. Several subsidiaries and most of our companies also maintain equity compensation plans for their employees and directors.

Option activity is summarized below:

		Weighted
		Average
	Shares	Exercise Price

	(In thousands)
Outstanding at December 31, 2002	11,404	$8.50
Options granted	450	1.43
Options exercised	(136)	(1.73)
Options canceled/forfeited	(1,140)	4.36

Outstanding at September 30, 2003	10,578	$8.74

Options exercisable at end of period	7,313
Shares available for future grant	3,668

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2003

     The following summarizes information about the Company’s stock options outstanding at September 30, 2003:

Options Outstanding						Options Exercisable

				Weighted Average	Weighted		Weighted
			Number	Remaining	Average		Average
Range of			Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices			(In thousands)	(In years)	Price	(In thousands)	Price

$1.25	-	$2.12	2,796	6.7	$1.70	658	$1.65
2.17	-	4.79	1,831	5.9	3.73	968	4.02
5.28	-	7.00	2,358	5.1	5.35	2,125	5.35
7.10	-	14.84	2,550	2.7	11.23	2,540	11.24
20.00	-	30.98	471	4.4	28.62	461	28.59
33.19	-	50.98	572	3.8	45.61	561	45.61

$1.25	-	$50.98	10,578	5.0	$8.74	7,313	$11.44

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

     Total compensation expense for restricted stock issuances was $0.5 million and $1.6 million for the three and nine months ended September 30, 2003 and $0.9 million and $2.8 million for the three and nine months ended September 30, 2002, respectively. Unamortized compensation expense related to restricted stock issuances at September 30, 2003 is $1.2 million.

     In addition to the restricted stock grants discussed above, the Company issued 0.9 million of deferred stock units to senior executives in December 2002. Deferred stock units are payable in stock on a one-for-one basis. Payments in respect of the deferred stock units are distributable not earlier than one year after the vesting. The value of these deferred stock units was $1.6 million based on the fair value of the stock as of the date of grant. The deferred stock units vest over four years. Total compensation expense for deferred stock units was $0.3 million and $0.5 million for the three and nine months ended September 30, 2003. The related liability of $0.5 million is included in Other Long-Term Liabilities on the Consolidated Balance Sheets.

     Included in compensation expense for the three and nine months ended September 2003 is $0.4 million related to the acceleration of vesting of restricted stock and deferred stock units of an executive who resigned in the third quarter of 2003.

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
SEPTEMBER 30, 2003

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

		Three Months Ended			Nine Months Ended
		September 30,			September 30,

		2003		2002	2003	2002

		(in thousands, except per share data)
Consolidated net income (loss)	As Reported		$18,242	$(23,250)	$(447)	$(119,287)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects			(330)	(2,597)	(5,376)	1,162

	Pro forma		$17,912	$(25,847)	$(5,823)	$(118,125)

Income (Loss) Per Share
Basic	As Reported		$0.15	$(0.20)	$0.00	$(1.01)
	Pro forma		$0.15	$(0.22)	$(0.05)	$(1.00)
Diluted	As Reported		$0.15	$(0.20)	$(0.02)	$(1.03)
	Pro forma		$0.15	$(0.23)	$(0.06)	$(1.02)
Per share weighted average fair value of stock options issued on date of grant		$	N/A	$0.92	$1.04	$1.62

     The following range of assumptions were used by the Company, its subsidiaries and its companies accounted for under the equity method to determine the fair value of stock options granted during the three and nine months ended September 30, 2003 and 2002 using the Black-Scholes option-pricing model:

		Three Months Ended	Nine Months Ended
		September 30,	September 30,

		2002	2003	2002

Company
Dividend yield		0%	0%	0%
Expected volatility		95%	95%	90% to 95%
Average expected option life		5 years	5 years	5 years
Risk-free interest rate		2.7%	2.5%	2.7% to 5.0%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Subsidiaries and Equity Method Companies
Dividend yield	0%	0%	0%	0%
Expected volatility	70% to 287%	0% to 212%	0% to 287%	0% to 212%
Average expected option life	3 to 5 years	4 to 8 years	3 to 8 years	4 to 8 years
Risk-free interest rate	1.9% to 3.4%	2.6% to 4.1%	1.9% to 3.7%	1.9% to 5.7%

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2003

10. INCOME TAXES

     The Company’s consolidated income tax expense recorded for the three and nine months ended September 30, 2003 was $1.1 million and $3.9 million, respectively, net of a $3.4 million decrease in the valuation allowance for the three months ended September 30, 2003 and a net increase in the valuation allowance of $4.3 million for the nine months ended September 30, 2003. The Company recorded a valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not that these assets will not be realized in future years.

11. NET INCOME (LOSS) PER SHARE

     The calculations of net income (loss) per share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands except per share data)
	(unaudited)
Basic:
Net income (loss) prior to cumulative effect of change in accounting principle	$18,242	$(23,250)	$(447)	$(97,897)
Cumulative effect of change in accounting principle	—	—	—	(21,390)

Net income (loss) after cumulative effect of change in accounting principle	$18,242	$(23,250)	$(447)	$(119,287)

Average common shares outstanding	118,580	117,857	118,365	117,652

Basic prior to cumulative effect of change in accounting principle	$0.15	$(0.20)	$0.00	$(0.83)
Cumulative effect of change in accounting principle	—	—	—	(0.18)

Basic after cumulative effect of change in accounting principle	$0.15	$(0.20)	$0.00	$(1.01)

Diluted:
Net income (loss) prior to cumulative effect of change in accounting principle	$18,242	$(23,250)	$(447)	$(97,897)
Effect of public holdings	(438)	(858)	(1,584)	(2,022)

Adjusted net income (loss)	$17,804	$(24,108)	$(2,031)	$(99,919)

Average common shares outstanding	120,622	117,857	118,365	117,652

Diluted prior to cumulative effect of change in accounting principle	$0.15	$(0.20)	$(0.02)	$(0.85)

Net income (loss) after cumulative effect of change in accounting principle	$18,242	$(23,250)	$(447)	$(119,287)
Effect of public holdings	(438)	(858)	(1,584)	(2,101)

Adjusted net income (loss)	$17,804	$(24,108)	$(2,031)	$(121,388)

Average common shares outstanding	120,622	117,857	118,365	117,652

Diluted after cumulative effect of change in accounting principle	$0.15	$(0.20)	$(0.02)	$(1.03)

     If a consolidated or equity method public company has dilutive options or securities outstanding, diluted net income (loss) per share is computed first by deducting from net income (loss) the income attributable to the potential exercise of the dilutive options or securities of the company. This impact is shown as an adjustment to net income (loss) for purposes of calculating diluted net income (loss) per share.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2003

     Approximately zero and 1.2 million weighted average common stock equivalents related to stock options, restricted stock, and DSU’s were excluded from the denominator in the diluted earnings per share calculation for the three and nine months ended September 30, 2003, respectively, as their inclusion would be anti-dilutive due to the net loss for the nine month period. Approximately 0.2 million and 0.3 million weighted average common stock equivalents related to stock options and restricted stock were excluded from the denominator in the diluted earnings per share calculation for the three and nine months ended September 30, 2002, respectively, as their inclusion would be anti-dilutive due to the net loss in the respective periods. Approximately 8.3 million shares representing the weighted average effect of assumed conversion of the convertible subordinated notes were excluded in all periods presented from the denominator in the calculation of diluted income (loss) per share because their effect was anti-dilutive.

12. PARENT COMPANY FINANCIAL INFORMATION

     The Company’s Consolidated Financial Statements reflect certain entities accounted for under the consolidation method of accounting.

     Parent company financial information is provided to present the financial position and results of operations of the Company as if the less than wholly owned consolidated companies (see Note 2) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies. Parent company financial statements consolidate the financial statements of the Company’s wholly owned subsidiaries, including Alliance Consulting.

Parent Company Balance Sheets

	September 30,	December 31,
	2003	2002

	(in thousands)
	(unaudited)
Assets
Cash and cash equivalents	$150,480	$112,714
Restricted cash	1,019	3,634
Short-term investments	5,089	9,986
Trading securities	—	832
Other current assets	22,446	27,520

Total current assets	179,034	154,686
Ownership interests in and advances to affiliates	244,959	259,854
Available-for-sale securities	—	4,548
Note receivable - related party	12,216	14,482
Goodwill	75,096	74,226
Other	6,368	11,526

Total Assets	$517,673	$519,322

Liabilities and Shareholders’ Equity
Current liabilities	$30,428	$32,608
Long-term debt	325	538
Other long-term liabilities	15,916	13,903
Convertible subordinated notes	200,000	200,000
Shareholders’ equity	271,004	272,273

Total Liabilities and Shareholders’ Equity	$517,673	$519,322

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2003

     Parent company and other recourse debt includes primarily mortgage obligations ($3.6 million), bank credit facilities ($5.9 million), capital lease obligations ($0.3 million) and other borrowing obligations ($0.4 million). These obligations bear interest at fixed rates between 4.25% to 9%.

Parent Company Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue	$22,319	$11,768	$67,725	$38,055

Operating expenses:
Cost of sales	15,116	4,188	46,199	15,324
Selling	2,960	512	9,716	1,915
General and administrative	8,073	13,868	29,783	41,006
Depreciation and amortization	896	303	3,672	1,222

	27,045	18,871	89,370	59,467

	(4,726)	(7,103)	(21,645)	(21,412)
Other income (loss), net	31,205	(115)	48,277	(7,028)
Impairment – related party	—	—	(659)	—
Interest income	595	1,469	1,788	4,687
Interest and financing expense	(2,729)	(3,944)	(8,267)	(14,677)

Income (loss) before income taxes, equity loss and cumulative effect of change in accounting principle	24,345	(9,693)	19,494	(38,430)
Income taxes	1	(5)	—	(14)
Equity loss	(6,104)	(13,552)	(19,941)	(59,028)

Net income (loss) prior to cumulative change in accounting principle	18,242	(23,250)	(447)	(97,472)
Cumulative effect of change in accounting principle	—	—	—	(21,815)

Net income (loss)	$18,242	$(23,250)	$(447)	$(119,287)

     The Company’s share of income or losses of its less than wholly owned consolidated subsidiaries is reflected in Equity Loss.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2003

Parent Company Statements of Cash Flows

	Nine Months Ended September 30,

	2003	2002

	(in thousands)
	(unaudited)
Net cash (used in) provided by operating activities	$(22,375)	$39,167
Investing Activities
Proceeds from sales of trading securities	38,981	13,273
Proceeds from sales of and distributions from affiliates	38,666	18,903
Advances to affiliates	(139)	(4,897)
Repayment of advances to affiliates	1,403	—
Acquisitions of ownership interests in affiliates and subsidiaries, net of cash acquired	(27,892)	(60,266)
Capital expenditures	(500)	(935)
Advances to related party	—	(590)
Repayments of advances to related party	1,668	1,530
Increase in restricted cash and short-term investments	(13,073)	(11,598)
Decrease in restricted cash and short-term investments	20,585	6,030
Other, net	8	353

Net cash provided by (used in) investing activities	59,707	(38,197)
Financing Activities
Borrowings on revolving credit facilities	74,379	—
Repayments on revolving credit facilities	(73,216)	—
Repayments on term debt	(964)	(439)
Issuance of Company common stock, net	235	—

Net cash provided by (used in) financing activities	434	(439)

Net Increase in Cash and Cash Equivalents	37,766	531
Cash and Cash Equivalents at beginning of period	112,714	171,531

Cash and Cash Equivalents at end of period	$150,480	$172,062

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2003

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2003

Three Months Ended September 30, 2003 (in thousands, unaudited)

	Strategic
	Initiative	Legacy		Total		Consolidated
	Companies	Companies	CompuCom	Segments	Other Items	Results

Revenue
Product sales	$3,897	$876	$259,603	$264,376	$—	$264,376
Service sales	28,066	9,652	71,056	108,774	—	108,774
Other	15	505	—	520	70	590

Total Revenue	31,978	11,033	330,659	373,670	70	373,740

Operating expenses
Cost of sales - product	243	13	241,214	241,470	—	241,470
Cost of sales - service	17,765	4,434	49,532	71,731	—	71,731
Selling and service	12,213	1,751	19,095	33,059	—	33,059
General and administrative	5,705	1,466	13,690	20,861	4,566	25,427
Depreciation and amortization	2,272	1,281	3,555	7,108	(39)	7,069

Total operating expenses	38,198	8,945	327,086	374,229	4,527	378,756

	(6,220)	2,088	3,573	(559)	(4,457)	(5,016)
Other income, net	258	30,892	—	31,150	55	31,205
Impairment – related party	—	—	—	—	—	—
Interest income	32	4	276	312	569	881
Interest and financing expense	(143)	(42)	(347)	(532)	(2,897)	(3,429)

Net income (loss) before income taxes, minority interest, and equity loss	(6,073)	32,942	3,502	30,371	(6,730)	23,641
Income taxes	—	—	—	—	(1,060)	(1,060)
Minority interest	988	(384)	(1,330)	(726)	—	(726)
Equity loss	—	(3,595)	—	(3,595)	(18)	(3,613)

Net Income (Loss)	$(5,085)	$28,963	$2,172	$26,050	$(7,808)	$18,242

Segment Assets
September 30, 2003	$158,521	$79,340	$410,381	$648,242	$176,766	$825,008

December 31, 2002	$163,390	$103,222	$447,494	$714,106	$154,560	$868,666

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2003

Three Months Ended September 30, 2002 (in thousands, unaudited)

	Strategic
	Initiative	Legacy		Total		Consolidated
	Companies	Companies	CompuCom	Segments	Other Items	Results

Revenue
Product sales	$4,441	$2,097	$333,067	$339,605	$—	$339,605
Service sales	9,923	6,311	80,999	97,233	—	97,233
Other	—	6,204	—	6,204	14	6,218

Total Revenue	14,364	14,612	414,066	443,042	14	443,056

Operating expenses
Cost of sales - product	1,251	675	306,955	308,881	—	308,881
Cost of sales - service	5,604	3,345	54,574	63,523	—	63,523
Selling and service	9,828	2,879	21,509	34,216	—	34,216
General and administrative	4,718	7,555	17,744	30,017	6,069	36,086
Depreciation and amortization	1,451	1,276	4,380	7,107	190	7,297

Total operating expenses	22,852	15,730	405,162	443,744	6,259	450,003

	(8,488)	(1,118)	8,904	(702)	(6,245)	(6,947)
Other loss, net	(1,783)	(2,693)	—	(4,476)	—	(4,476)
Interest income	62	14	483	559	1,463	2,022
Interest and financing expense	(3,187)	(353)	(456)	(3,996)	(3,661)	(7,657)

Net income (loss) before income taxes, minority interest, and equity loss	(13,396)	(4,150)	8,931	(8,615)	(8,443)	(17,058)
Income taxes	—	—	—	—	(2,168)	(2,168)
Minority interest	3,727	412	(3,472)	667	—	667
Equity loss	—	(4,677)	—	(4,677)	(14)	(4,691)

Net Income (Loss)	$(9,669)	$(8,415)	$5,459	$(12,625)	$(10,625)	$(23,250)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2003

Nine Months Ended September 30, 2003 (in thousands, unaudited)

	Strategic
	Initiative	Legacy		Total		Consolidated
	Companies	Companies	CompuCom	Segments	Other Items	Results

Revenue
Product sales	$6,273	$6,466	$821,752	$834,491	$—	$834,491
Service sales	84,006	25,844	216,932	326,782	—	326,782
Other	114	2,020	—	2,134	244	2,378

Total Revenue	90,393	34,330	1,038,684	1,163,407	244	1,163,651

Operating expenses
Cost of sales - product	685	3,485	761,452	765,622	—	765,622
Cost of sales - service	53,766	11,720	148,744	214,230	—	214,230
Selling and service	38,247	5,394	58,196	101,837	—	101,837
General and administrative	18,730	5,235	43,647	67,612	17,311	84,923
Depreciation and amortization	7,479	3,651	11,873	23,003	199	23,202

Total operating expenses	118,907	29,485	1,023,912	1,172,304	17,510	1,189,814

	(28,514)	4,845	14,772	(8,897)	(17,266)	(26,163)
Other income, net	203	47,909	—	48,112	165	48,277
Impairment – related party	—	—	—	—	(659)	(659)
Interest income	71	7	928	1,006	1,760	2,766
Interest and financing expense	(449)	(118)	(1,170)	(1,737)	(8,613)	(10,350)

Net income (loss) before income taxes, minority interest, and equity loss	(28,689)	52,643	14,530	38,484	(24,613)	13,871
Income taxes	—	—	—	—	(3,917)	(3,917)
Minority interest	5,422	(516)	(5,535)	(629)	—	(629)
Equity loss	—	(9,731)	—	(9,731)	(41)	(9,772)

Net Income (Loss)	$(23,267)	$42,396	$8,995	$28,124	$(28,571)	$(447)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2003

Nine Months Ended September 30, 2002 (in thousands, unaudited)

	Strategic
	Initiative	Legacy		Total		Consolidated
	Companies	Companies	CompuCom	Segments	Other Items	Results

Revenue
Product sales	$7,249	$6,227	$942,626	$956,102	$—	$956,102
Service sales	27,825	20,438	224,530	272,793	—	272,793
Other	—	17,766	—	17,766	51	17,817

Total Revenue	35,074	44,431	1,167,156	1,246,661	51	1,246,712

Operating expenses
Cost of sales - product	1,680	1,714	863,504	866,898	—	866,898
Cost of sales - service	18,643	11,620	146,587	176,850	—	176,850
Selling and service	20,049	9,916	67,244	97,209	—	97,209
General and administrative	11,810	23,106	54,022	88,938	17,922	106,860
Depreciation and amortization	2,746	4,340	13,854	20,940	868	21,808

Total operating expenses	54,928	50,696	1,145,211	1,250,835	18,790	1,269,625

	(19,854)	(6,265)	21,945	(4,174)	(18,739)	(22,913)
Other income (loss), net	(1,799)	(11,730)	—	(13,529)	125	(13,404)
Impairment – related party	—	—	—	—	—	—
Interest income	128	36	1,529	1,693	4,656	6,349
Interest and financing expense	(3,658)	(598)	(2,052)	(6,308)	(14,372)	(20,680)

Net income (loss) before income taxes, minority interest, and equity loss	(25,183)	(18,557)	21,422	(22,318)	(28,330)	(50,648)
Income taxes	—	—	—	—	(5,230)	(5,230)
Minority interest	5,405	1,908	(8,095)	(782)	—	(782)
Equity loss	(3,625)	(37,467)	—	(41,092)	(145)	(41,237)

Net Income (loss) before change in accounting principle	(23,403)	(54,116)	13,327	(64,192)	(33,705)	(97,897)
Cumulative effect of change in accounting principle	(21,815)	—	425	(21,390)	—	(21,390)

Net Income (Loss)	$(45,218)	$(54,116)	$13,752	$(85,582)	$(33,705)	$(119,287)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2003

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Other Items
Corporate operations	$(6,748)	$(8,457)	$(24,654)	$(28,475)
Income tax expense	(1,060)	(2,168)	(3,917)	(5,230)

	$(7,808)	$(10,625)	$(28,571)	$(33,705)

14. BUSINESS COMBINATIONS

Acquisitions by the Company

     In September 2003, the Company acquired additional shares of SOTAS from minority shareholders for $1.4 million. The Company also funded $5 million to satisfy SOTAS’ outstanding balance on their line of credit with Comerica Bank. The Company then converted a total of $7.2 million of debt into common stock of SOTAS. As a result of these transactions the Company increased its ownership by 24.6% to 99.8%.

     In September 2003, the Company acquired additional shares of Mantas from a minority shareholder and provided funding to Mantas for a total of $0.8 million. As a result of this transaction, the Company increased its ownership in Mantas to 71%.

     In December 2002, the Company acquired 100% of Alliance Consulting for $54.5 million in cash paid to the selling shareholders and $1.3 million in transaction related costs. Alliance Consulting is an IT consulting firm that architects and implements digital enterprise strategies for its clients by building and integrating information technology across every line of business.

     The Company has not completed the allocation of the purchase price for the acquisitions listed above. Therefore, the allocation of the purchase price could be adjusted once the valuation of assets acquired and liabilities assumed is completed.

     In February 2003, the Company acquired additional shares of ChromaVision Medical Systems for $5 million. As a result of this purchase of additional shares, the Company increased its ownership in ChromaVision by 6% to 62%.

     In September 2002, the Company acquired a majority ownership interest in ChromaVision Medical Systems for $16.2 million in cash, including $9.8 million used to purchase shares of preferred stock from existing shareholders. In July and August 2002, the Company acquired additional shares of ChromaVision for $1.7 million. The Company’s allocations of aggregate purchase prices for the ChromaVision acquisitions is summarized in the table below:

	2003	2002

	(in millions)
Working Capital (including cash acquired)	$3.5	$5.8
Property and Equipment	0.1	0.5
Identifiable Intangibles	—	5.4
Goodwill	1.1	5.1
In-process Research and Development	0.3	1.1

	$5.0	$17.9

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2003

     The total identifiable intangible assets will be amortized and the total fixed assets will be depreciated over their weighted average useful lives (4 years). The acquired in-process research and development costs were charged to earnings in the second quarter of 2003 and the fourth quarter of 2002, respectively. The amount was determined by identifying research projects for which technological feasibility has not been established and for which there is no alternative future use. In- Process R&D represented several projects in process at ChromaVision relating to software and hardware improvements and related applications development, which, by definition, may not have an alternative future use.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,

	2002	2002

	(in thousands except per share data)
	(unaudited)
Total revenues	$463,588	$1,315,993
Net loss	$(23,200)	$(124,088)
Diluted loss per share	$(0.20)	$(1.07)

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2003

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

     The loan bears interest at the default annual rate of 9% and became payable on a limited basis on January 1, 2003. Safeguard sent Mr. Musser a demand notice in January 2003 and, when no payment was received, a default notice. In conjunction with the original loan, Mr. Musser granted the Company security interests in securities and real estate as collateral. Based on the information available to us, the Company also concluded that Mr. Musser may not have sufficient personal assets to satisfy the outstanding balance due under the loan when the loan becomes full recourse against Mr. Musser on April 30, 2006. In the fourth quarter of 2002 and first quarter of 2003, the Company impaired the loan by $11.4 million and $0.7 million respectively, to the estimated value of the collateral that the Company held at that date. The Company’s carrying value of the loan at September 30, 2003 is $12.2 million. The Company will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis.

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

     These two cases have been consolidated for further proceedings under the name “In Re: Safeguard Scientifics Securities Litigation” and the Court has approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. The plaintiffs have filed a consolidated and amended complaint. On May 23, 2002, the defendants filed a motion to dismiss the consolidated and amended complaint for failure to state claim upon which relief may be granted. On October 24, 2002, the Court denied the defendants’ motions to dismiss, holding that, based on the allegations of plaintiffs’ consolidated and amended complaint, dismissal would be inappropriate at this juncture. On December 20, 2002, plaintiffs filed with the Court a motion for class certification. On August 27, 2003, the Court denied plaintiffs’ motion for class certification. On September 12, 2003, plaintiffs filed with the United States Court of Appeals for the Third Circuit a petition for permission to appeal the order denying class certification. Safeguard filed its opposition to that petition on September 23, 2003. The Court of Appeals has not yet ruled on plaintiffs’ petition.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2003

     In connection with its ownership interests in certain affiliates, the Company has guarantees of $18 million at September 30, 2003, of which $14 million relates to guarantees of our consolidated companies. A total of $8 million of debt associated with its guarantees have been recorded on the consolidated companies’ Balance Sheets, and are therefore reflected in the Company’s Consolidated Balance Sheets at September 30, 2003. Additionally, we have committed capital of approximately $32 million, including commitments made in prior years to various affiliates, to be funded over the next several years, including approximately $10 million, which is expected to be funded during the next twelve months.

     We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions it received as a general partner to the fund for further distribution to the fund’s limited partners (the “clawback”). Assuming the Funds in which we are a general partner are liquidated or dissolved on September 30, 2003 and assuming for these purposes the only distributions from the funds are equal to the carrying value of the funds on the September 30, 2003 financial statements, the maximum clawback we would be required to return for our general partner interest is approximately $6 million. Management estimates its liability to be approximately $5 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

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

     The Company entered into retention agreements with its four executive officers at December 31, 2002. These agreements provide for severance payments to the executive officer in the event the officer is terminated without cause or the officer terminates their employment for “good reason”. The amount of severance payment is a multiple of the executive’s salary and bonus. The applicable multiple ranges from 1.5 to 3.0 depending upon the officer’s position, the officer’s tenure, and whether or not a “change of control” has occurred. The agreement also provides for acceleration of vesting and extended exercise periods for certain equity grants to the officer and certain other rights. The maximum aggregate exposure under the agreements is $7.4 million at September 30, 2003.

17. Subsequent Events

     On October 1, 2003, two of the Company’s strategic initiative companies, Mantas and SOTAS, merged under the Mantas name. The Company invested $13 million in the merged company to accelerate the growth of its advanced business analytics portfolio worldwide. The combined transactions will enhance Mantas’ leadership position in providing critical risk and performance management applications to top-tier, global financial institutions and telecommunications providers.

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

     Many of our companies that we account for under the equity method or consolidation method are technology-related companies with limited operating histories that have not generated significant revenues and have incurred substantial losses in prior periods. We expect these losses to continue in 2003. In addition, we expect to continue to acquire interests in more technology-related companies that may have operating losses when we acquire them. We also expect certain of our existing companies to continue to invest in their products and services and to recognize operating losses related to those activities. As a result, Safeguard’s operating losses attributable to its corporate operations, its equity accounted subsidiaries and its consolidated subsidiaries could continue to be significant. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that we operate in a volatile business environment. This could result in additional material impairment charges in future periods. Our financial results are also affected by acquisitions or dispositions of our subsidiaries or equity or debt interests in our subsidiaries. These transactions have resulted in significant volatility in our financial results, which we expect will continue during 2003.

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

     At September 30, 2003, we had ownership in 13 companies, which were classified into the following segments:

	Strategic Initiative	Legacy
	Companies	Companies	CompuCom

Consolidated	Alliance Consulting(a) (100%) ChromaVision (60%) Mantas(b) (71%) SOTAS(b) (100%)	Pacific Title and Arts Studio (84%) Tangram (58%)	CompuCom (58%)

Equity		eMerge (16%) Nextone (30%) QuestOne (33%) Sanchez (23%)

Cost		BatellePharma (11%) Realtime Media (9%)

(a)  On January 1, 2003, aligne and Lever8 Solutions were merged into Alliance Consulting.

(b)  On October 1, 2003, SOTAS was merged into Mantas, Inc.

     The percentages above reflect our voting ownership at September 30, 2003. Although we own less than 20% of the voting stock of eMerge, we accounted for emerge on the equity method as we believe we have the ability to exercise significant influence based on our representation of the company’s board of directors and other factors.

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

     The Company’s operating results by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Strategic initiative companies	$(5,085)	$(9,669)	$(23,267)	$(23,403)
Legacy companies	28,963	(8,415)	42,396	(54,116)
CompuCom	2,172	5,459	8,995	13,327

Total segments	26,050	(12,625)	28,124	(64,192)
Corporate operations	(6,748)	(8,457)	(24,654)	(28,475)
Income tax expense	(1,060)	(2,168)	(3,917)	(5,230)

	18,242	(23,250)	(447)	(97,897)
Cumulative effect of change in accounting principle	—	—	—	(21,390)

	$18,242	$(23,250)	$(447)	$(119,287)

Strategic Initiative Companies

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue	$31,978	$14,364	$90,393	$35,074
Total operating expenses	38,198	22,852	118,907	54,928

	(6,220)	(8,488)	(28,514)	(19,854)
Other income (loss), net	258	(1,783)	203	(1,799)
Interest income	32	62	71	128
Interest and financing expense	(143)	(3,187)	(449)	(3,658)
Minority interest	988	3,727	5,422	5,405
Equity loss	—	—	—	(3,625)

	(5,085)	(9,669)	(23,267)	(23,403)
Cumulative effect of change in accounting principle	—	—	—	(21,815)

	$(5,085)	$(9,669)	$(23,267)	$(45,218)

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

     Revenue. Revenue increased $17.6 million for the three months ended September 30, 2003 compared to the prior year period. In January 2003, aligne and Lever8 Solutions, two wholly owned subsidiaries, were integrated into Alliance Consulting, a strategic initiative company acquired in December 2002. The net impact of consolidating Alliance Consulting’s revenues subsequent to its acquisition, partially offset by a decline in revenue at aligne and Lever8 in 2003 compared to the 2002 period, accounted for $16.1 million of the increase. The decline in revenue at aligne and Lever8 is due to reduced demand for IT services and continued market softness. A total of $4.3 million of the total revenue increase relates to increased revenue at Mantas. The increase at Mantas reflects a year over year increase in the number of Mantas products put into client production during the period. The increase was partially offset by a decrease of $3.2 million in revenue at SOTAS. Revenue increased $55.3 million for the nine months ended September 30, 2003 compared to the prior year period. The net impact of consolidating Alliance Consulting’s revenues subsequent to its acquisition, partially offset by a decline in revenue at aligne and Lever8 in 2003 compared to the 2002 period, accounted for $45.2 million of the increase. The decline in revenue at aligne and Lever8 is due to reduced demand for IT services and continued market softness. A total of $5.8 million and $9.3 million relates to sales at ChromaVision and Mantas subsequent to consolidating their results in June 2002 and April 2002. Partially offsetting the increase is a decrease in revenue at SOTAS due to softness in the telecommunications sector.

     Operating Expenses. Operating expenses increased $15.3 million for the three months ended September 30, 2003 compared to the prior year period. Of this increase, $15.1 million relates to the net impact of consolidating Alliance Consulting’s results subsequent to its acquisition in December 2002. A total of $1.3 million relates to an increase in operating expenses at ChromaVision. A total of $1.9 million is related to an increase in operating expenses at Mantas. The increase at Mantas is a result of growth in services revenue during the period as well as a greater investment in sales and marketing activities to support their continued global expansion. Partially offsetting this increase is a decline in operating expenses at SOTAS. Operating expenses increased $63.9 million for the nine months ended September 30, 2003 compared to the prior year period. Of this increase, $44.6 million relates to the net impact of consolidating Alliance Consulting’s results subsequent to its acquisition in December 2002. A total of $11.8 million is related to operating expenses at ChromaVision subsequent to consolidating their results in June 2002. Also included in the increase is $10.6 million related to Mantas, which was consolidated effective April 2002 when we acquired majority ownership. Partially offsetting this increase is a decline in operating expenses at SOTAS due to softness in the telecommunications sector.

     Equity Loss. Equity loss for the nine months ended September 30, 2002 includes our share of ChromaVision’s and Mantas’ results of operations. We acquired a controlling interest in ChromaVision in June 2002 and Mantas in April 2002. As a result, we consolidated ChromaVision’s and Mantas’ results starting in the second quarter of 2002.

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

     Net Loss. Included in net loss for the nine months ended September 30, 2003 was $2.4 million related to the operations of Agari, which was shut down in July 2003.

Legacy Companies

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue	$11,033	$14,612	$34,330	$44,431
Total operating expenses	8,945	15,730	29,485	50,696

	2,088	(1,118)	4,845	(6,265)
Other income (loss), net	30,892	(2,693)	47,909	(11,730)
Interest income	4	14	7	36
Interest and financing expense	(42)	(353)	(118)	(598)
Minority interest	(384)	412	(516)	1,908
Equity loss	(3,595)	(4,677)	(9,731)	(37,467)

	$28,963	$(8,415)	$42,396	$(54,116)

     Revenue for the legacy segment, which includes Pacific Title and Arts Studio and Tangram, is derived from software license sales of Tangram’s asset tracking software, software maintenance contracts, post-contract customer support, consulting services, film title and special effects services. The legacy segment also includes management companies of private equity funds, which derive revenue from management fees.

     Revenue. Revenue decreased by $3.6 million for the three months ended September 30, 2003 as compared to the prior period. This includes an increase of $2.5 million of revenues at Pacific Title and Arts Studio offset by a decrease of $5.7 million relating to the sale of our interest in two private equity fund management companies in August 2003 and December 2002. The increase in revenue at Pacific Title is primarily attributable to increased capacity for film title and special effects services and increased demand for its services. The remaining decline is attributable to Tangram. Revenue decreased $10.1 million for the nine months ended September 30, 2003 as compared to the prior period. The decrease is primarily due to a decrease of $15.7 million relating to the sale of our interest in two private equity fund management companies in August 2003 and December 2002 and $1.1 million related to Aptas, whose results were consolidated through March 2002. Partially offsetting the decline is an increase in revenue of $8.0 million at Pacific Title and Arts Studio, primarily attributable to increased capacity for film title and special effects services and increased demand for its services.

     Operating Expenses. Operating expenses decreased by $6.8 million for the three months ended September 30, 2003 as compared to the prior period. Of the total decrease, $5.9 million relates to the sale of our interest in two private equity fund management companies in August 2003 and December 2002. A decrease of $0.4 million relates to operations at Tangram and is the result of restructuring and cost containment measures implemented in 2002. Partially offsetting the decline is an increase related to operations at Pacific Title and Arts Studio primarily related to an increase in direct costs as a result of the revenue increase. Operating expenses decreased $21.2 million for the nine months ended September 30, 2003 as compared to the prior period. Of the total decrease, $15.9 million relates to the sale of our interest in a private equity fund management company in December 2002 and $2.1 million related to Aptas, whose results were consolidated through March 2002. The remaining decline is primarily related to operations at Tangram and is the result of restructuring and cost containment measures implemented in 2002. Partially offsetting the decline is an increase related to operations at Pacific Title and Arts Studio primarily related to an increase in direct costs as a result of the revenue increase.

Other Income (Loss), Net.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Gain on sale of companies, net	$31,850	$1,222	$48,938	$10,437
Distribution from private equity funds	—	—	—	486
Unrealized gain on Tellabs and related forward sale contracts, net	—	267	—	1,509
Unrealized gains (losses) on other trading securities	—	(686)	810	(14,404)
Impairment charges	(1,351)	(3,527)	(1,840)	(9,957)
Other	393	31	1	199

	$30,892	$(2,693)	$47,909	$(11,730)

     Gain on sale of companies for the three months ended September 30, 2003 of $31.9 million includes $17.3 million related to the sale of Kanbay and $12.7 million related to the third quarter sales of our Internet Capital Group shares. Gain on sale of companies for the nine months ended September 30, 2003 of $48.9 million includes $5.9 million relating to the sale of DocuCorp, $19.2 million relating to the sales of all of our shares of Internet Capital Group, and $17.3 million relating to the sale of Kanbay. Also included is a $3.0 million gain related to proceeds received in 2003 for a company sold by us in 1997 and a $0.9 million gain related to the sale of a portion of our interest in a legacy company. Gain on sale of companies for the three months ended September 30, 2002 of $1.2 million is primarily related to proceeds from the sale of a private company in 2000. Gain on sale of companies for the nine months ended September 30, 2002 of $10.4 million includes a $9.0 million gain related to the release of escrowed proceeds from the sale of a private company in 2000, partially offset by $1.2 million in losses associated with sales of certain public holdings, primarily Palm.

     The net gains recognized during the three and nine months ended September 30, 2002 related to the Company’s holdings in Tellabs were $0.3 million and $1.5 million. These amounts reflect a $1.0 million gain on the change in the fair value of the hedging contract, reduced by a $0.7 million loss on the change in fair value of the Tellabs holdings for the three months ended September 30, 2002 and a $23.3 million gain on the fair value of the hedging contract, reduced by a $21.8 million loss on the fair value of the Tellabs holdings for the nine months ended September 30, 2002. These gains are reflected in Other Income (Loss), Net in the Consolidated Statements of Operations.

     Unrealized gains (losses) on other trading securities primarily reflect the adjustment to fair value of our holdings in VerticalNet, which were classified as trading securities.

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

     Equity Loss. Equity loss fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies and the net results of operations of these companies. Equity loss consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Share of our legacy companies results of operations	$(1,360)	$898	$(161)	$(6,782)
Share of our private equity funds results of operations	(2,235)	(4,995)	(9,292)	(17,379)
Impairment charges	—	(580)	(278)	(13,306)

	$(3,595)	$(4,677)	$(9,731)	$(37,467)

     Equity loss decreased $1.1 million for the three months ended September 30, 2003 as compared to the prior year period. Of the total decrease, $0.6 million relates to impairment charges on affiliates accounted for under the equity method. A total of $2.8 million of the decrease relates to our share of income or loss of private equity funds. We recognize our share of losses to the extent we have a cost basis in the equity investee, or we have outstanding commitments or guarantees. Partially offsetting the decline in losses was the recognition of our share of Sanchez’s third quarter 2003 loss. Sanchez’s third quarter 2003 loss was $9.4 million, which included a $9.5 million impairment charge related to an acquisition Sanchez completed in 2002.

     Equity loss decreased $27.7 million for the nine months ended September 30, 2003 as compared to the prior year period. Of the total decrease, $13.0 million relates to impairment charges on affiliates accounted for under the equity method. A total of $8.1 million of the decrease relates to our share of income or loss of private equity funds, $5.5 million is due to discontinuing the recording of equity losses of companies where we no longer have ownership interests and $2.6 million is due to discontinuing the recording of equity losses of companies whose carrying value was reduced to $0. Partially offsetting the decline in equity losses was the recognition of our share of Sanchez’s third quarter 2003 loss.

     Certain amounts recorded to reflect our share of the income or losses of our companies accounted for under the equity method are based on estimates and on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities are made final.

CompuCom

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue	$330,659	$414,066	$1,038,684	$1,167,156
Total operating expenses	327,086	405,162	1,023,912	1,145,211

	3,573	8,904	14,772	21,945
Interest income	276	483	928	1,529
Interest and financing expense	(347)	(456)	(1,170)	(2,052)
Minority interest	(1,330)	(3,472)	(5,535)	(8,095)

	2,172	5,459	8,995	13,327
Cumulative effect of change in accounting principle	—	—	—	425

	$2,172	$5,459	$8,995	$13,752

     Revenue for CompuCom is derived from product sales, which include sales of technology products, peripherals and software-related products and licenses as well as service revenues, which are directly related to the sale of product, IT outsourcing services, application development, systems integration and contract and other consulting services.

     Revenue. Revenue, which consists of product revenue and service revenue, decreased $83.4 million or 20.1% and $128.5 million or 11.0% for the three and nine months ended September 30, 2003 as compared to the same period in 2002. Of the total decrease, $73.5 million or 22.0% was attributable to product revenue and $10.0 million or 12.3% was attributable to service revenue for the three months ended September 30, 2003 as compared to the prior period. Of the total decrease for the nine months ended September 30, 2003 as compared to the prior period, $120.9 million or 12.8% was attributable to product revenue and $7.6 million or 3.4% was attributable to service revenue. CompuCom believes economic conditions relative to technology procurement continue to hamper demand for the product they sell, mainly to their Fortune 1000 client base. As a result, product purchases and IT projects continue to be delayed, downsized or cancelled. CompuCom believes the decrease in service revenue for the three months ended September 30, 2003 as compared to the prior year period was primarily due to lower sales to the federal government, as well as declines in consulting and desktop support services and services to support certain OEM product fulfillment programs. These declines were partially offset by an increase in certain contract consulting services. CompuCom believes the decrease in service revenue for the nine months ended September 30, 2003 as compared to the prior year period was primarily due to lower IT outsourcing revenue as well as declines in consulting services and services to support certain OEM product fulfillment programs, partially offset by an increase in certain contract consulting services.

     Cost of Sales/Gross Margin. Product gross margin for the three months ended September 30, 2003 was 7.1% compared to 7.8% for the same period in 2002. CompuCom believes the decline was primarily due to a decrease in volume incentive dollars received from suppliers, partially offset by a decrease in the mix of lower margin software revenue relative to total product revenue. Product gross margin for the nine months ended September 30, 2003 was 7.3% compared to 8.4% for the same period in 2002. CompuCom believes the decrease is primarily due to a decrease in volume incentive dollars received from suppliers. Service gross margin for the three months ended September 30, 2003 was 30.4% compared to 32.6 % for the same period in 2002. The decrease was primarily the result of lower gross margin in consulting services and a decrease in higher margin services that support certain OEM product fulfillment programs. Also contributing to the decline was an increase in certain lower margin contract consulting services. Service gross margin for the nine months ended September 30, 2003 was 31.5 % compared to 34.7% for the same period in 2002. The decrease was primarily the result of a relative increase in lower margin contract consulting revenue, a decrease in higher margin services that support certain OEM product fulfillment programs, and the impact of pricing pressure on IT outsourcing and consulting services.

     Due to economic and competitive conditions, CompuCom expects to experience continued pressure on both revenue and gross margin, the result of which may be to report lower revenue and related gross margin when compared to the comparable prior year period or previous quarter.

     Other Operating Expenses. Other operating expenses decreased 16.8% and 16.0% for the three and nine months ended September 30, 2003 as compared to the same period in 2002. CompuCom attributes this decrease to its own cost management efforts related to selling and service expenses and general and administrative expenses, including personnel and related costs and infrastructure cost reductions, as well as certain occupancy-related expenses and costs that vary directly with revenue.

     Interest Income. Interest income decreased for the three and nine months ended September 30, 2003 as compared to the same periods in 2002. CompuCom attributes the decline to a decrease in interest earned on available cash for the three and nine months ended September 30, 2003 as compared to the same prior year period, primarily as a result of a decline in interest rates.

     Interest and Financing Expense. Interest and financing expense decreased for the three and nine months ended September 30, 2003 as compared to the prior year periods. The decrease is primarily due to lower effective interest rates in the three and nine months ended September 30, 2003 as compared to the prior year periods.

Reconciling Items

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Corporate Operations
General and administrative costs, net	$(3,684)	$(5,203)	$(14,960)	$(15,096)
Stock-based compensation	(812)	(852)	(2,107)	(2,775)
Depreciation and amortization	39	(190)	(199)	(868)
Interest income	569	1,463	1,760	4,656
Interest expense	(2,897)	(3,661)	(8,613)	(14,372)
Other	37	(14)	(535)	(20)

	(6,748)	(8,457)	(24,654)	(28,475)
Income tax expense	(1,060)	(2,168)	(3,917)	(5,230)

	$(7,808)	$(10,625)	$(28,571)	$(33,705)

     Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and consulting, and travel-related costs. General and administrative expenses decreased $1.5 million for the three months ended September 30, 2003 as compared to the prior year period. The decrease is due to lower employee related costs and decreased professional fees, partially offset by increased directors and officers liability insurance premiums. General and administrative expenses decreased $0.1 million for the nine months ended September 30, 2003 as compared to the prior year period. The decrease is due to lower employee related costs and decreased professional fees, partially offset by increased directors and officers liability insurance premiums.

     As discussed in Note 9, we issued shares of restricted stock to employees in 2002. The value of these shares is recognized as expense on a straight-line basis over the vesting period.

     Interest income decreased $0.9 million and $2.9 million for the three and nine months ended September 30, 2003, when compared to the same prior year period. The decrease is primarily related to interest income on a note receivable from a related party. In January 2003, the note went into default and we will not record interest income on the note until the carrying value is paid in full. Also attributing to the decline is lower interest rates earned on invested balances.

     Interest expense decreased $0.8 million and $5.8 million for the three and nine months ended September 30, 2003, when compared to the same prior year period. The decreased expense is due to the inclusion in 2002 of the accretion of the obligation and amortization of the cost of the two forward sale contracts on our Tellabs holdings entered into in March and August of 1999 with no similar expense in 2003, as the forward sale contracts were settled in 2002. Interest expense for the three and nine months ended September 30, 2002 also included interest on the mortgage for the corporate headquarters, which was sold in October 2002. There is no similar expense included in 2003.

     Other for the nine months ended September 30, 2003 includes an impairment charge recorded in the first quarter of 2003 on a related party loan that was reduced to the value of the collateral that the Company holds.

     Income Taxes. Our consolidated income tax expense recorded for the three and nine months ended September 30, 2003, was $1.1 million and $3.9 million, net of a $3.4 million decrease in the valuation allowance for the three months ended September 30, 2003 and a net increase in the valuation allowance of $4.3 million for the nine months ended September 30, 2003. We have recorded a valuation allowance to reduce our deferred tax asset to an amount that is more likely than not to be realized in future years. Our consolidated effective tax rate before valuation allowance was 23.2% for the three months ended September 30, 2003 compared to 33.8% for the three months ended September 30, 2002. For the nine months ended September 30, 2003 our consolidated effective tax rate before valuation allowance was 12.4% compared to 34.2% for the prior year period.

     We have not recognized gross deferred tax assets for the difference between the book and tax basis of our holdings in the stock of certain consolidated subsidiaries where we did not believe we could dispose of the asset in the foreseeable future. As a result of the shut down in July 2003 of two consolidated subsidiaries, we recorded the gross deferred tax assets related to these subsidiaries during the third quarter of 2003. Our gross effective income tax rate differs from the federal statutory rate due the recognition of these gross deferred tax assets and miscellaneous non-deductible expenses. As noted above, we recorded a full valuation allowance on these recognized gross deferred tax assets.

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

     Proceeds from sales of and distributions from affiliates were $31 million and $39 million for the three and nine months ended September 30, 2003. Proceeds from sales of available-for-sale and trading securities were $17 million and $39 million for the three and nine months ended September 30, 2003. Proceeds from sales of and distributions from affiliates were $2 million and $19 million for the three and nine months ended September 30, 2002. Proceeds from sales of available-for-sale and trading securities were $13 million for the nine months ended September 30, 2002.

     In May 2003, we renewed our credit agreement that provides for borrowings, issuances of letters of credit and guarantees of up to $25 million. Borrowing availability under the facility is reduced by the face amount of outstanding letters of credit and guarantees. We occasionally use letters of credit to provide transactional support to our companies. This credit facility matures in May 2004 and bears interest at the prime rate (4.0% at September 30, 2003) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to two times any outstanding amounts under the facility. This facility provides us additional flexibility to implement our strategy and support our companies. As of September 30, 2003, guarantees totaling $13 million related to two strategic initiative company’s credit facilities were outstanding. As of September 30, 2003, there was $12 million available under the facility.

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

     Our cash and cash equivalents at September 30, 2003 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for the next twelve months, including commitments to our existing affiliates, our current operating plan to acquire interests in new affiliates and our general corporate requirements.

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

     The loan bears interest at an annual default rate of 9% and became payable on a limited basis on January 1, 2003. Safeguard sent Mr. Musser a demand notice in January 2003 and, when no payment was received, a default notice. In conjunction with the original loan, Mr. Musser granted us security interests in securities and real estate as collateral. Based on the information available to us, we concluded that Mr. Musser may not have sufficient personal assets to satisfy the outstanding balance due under the loan when the loan becomes full recourse against Mr. Musser on April 30, 2006. In the first quarter of 2003, we impaired the loan by $0.7 million to the estimated value of the collateral that we held at that date. The carrying value of the loan at September 30, 2003 is $12.2 million. We will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis.

     In connection with our ownership interests in certain affiliates, we have guarantees associated with various forms of debt including lines of credit, term loans, performance bonds, equipment leases and mortgages. Of our total guarantees of $18 million at September 30, 2003, $14 million relates to guarantees of our consolidated companies. A total of $8 million of debt associated with our guarantees has been recorded on the consolidated companies’ Balance Sheets and are therefore reflected in the Company’s Consolidated Balance Sheets at September 30, 2003. Additionally, we have committed capital of approximately $32 million, including commitments made in prior years to various affiliates, to be funded over the next several years, including approximately $10 million, which is expected to be funded in the next twelve months.

     We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for further distribution to the fund’s limited partners (the “clawback”). Assuming the Funds in which we are a general partner are liquidated or dissolved on September 30, 2003 and assuming for these purposes the only distributions from the funds is equal to the carrying value of the funds on the September 30, 2003 financial statements, the maximum clawback we would be required to return for our general partner interest is approximately $6 million. Management estimates its liability to be approximately $5 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

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

     In June 1999, the Company issued $200 million of 5% convertible subordinated notes due June 15, 2006. Interest is payable semi-annually. The notes are redeemable in whole or in part at the option of the Company on or after June 18, 2002, for a maximum of 102.5% of face value depending on the date of redemption and subject to certain restrictions. At the note holders option, the notes are convertible into our common stock subject to adjustment under certain conditions. Pursuant to the terms of the notes, the conversion rate of the notes at September 30, 2003 was $24.1135 of principal amount per share. The closing price of our common stock on September 30, 2003 was $3.40. The note holder’s may also require repurchase of the notes upon certain events, including sales of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. If the note holders do not elect to convert the notes to common stock prior to their maturity, we believe, through the execution of our stated strategy, including business growth at our subsidiaries and the sale from time to time of various holdings, we will either have the ability to repurchase or refinance the notes outstanding on the due date in accordance with their terms.

     CompuCom maintains separate, independent financing arrangements, which are non-recourse to us and are secured by certain assets of CompuCom. During recent years, CompuCom has utilized bank financing arrangements and internally generated funds to fund its cash requirements.

     At September 30, 2003, CompuCom has a $25 million working capital facility and a $100 million receivables securitization facility. The working capital facility, which initially had a May 2002 maturity date but has been extended to a November 2003 maturity date, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on certain CompuCom assets. CompuCom expects to renew the working capital facility during the fourth quarter of 2003. Availability under the facility is subject to a borrowing base calculation. As of September 30, 2003, availability under the working capital facility was $25 million with no outstanding amounts. The securitization facility’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable to a consolidated, wholly owned bankruptcy-remote special purpose subsidiary (SPS). The SPS has sold and, subject to certain conditions, may from time to time sell, an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. These sales are reflected as reductions of Accounts receivable on the Consolidated Balance Sheets and are included in net cash provided by operating activities on the Consolidated Statements of Cash Flows. The proceeds from the sale of receivables are used primarily to fund working capital requirements. The investors in the securitized receivables have no recourse to the Company’s or CompuCom’s assets as a result of debtor’s defaults. The Company and CompuCom account for these transactions in accordance with SFAS 140, “Accounting or Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and meet the sales criteria stated in Paragraph 9 of SFAS 140. Amounts outstanding and excluded from the Consolidated Balance Sheets as sold receivables as of September 30, 2003 consisted of two certificates totaling $60 million. Within the context of the securitization, each certificate is issued from a separate facility, each facility set at $50 million. One $50 million facility, with an October 2003 maturity date, has one certificate issued for $50 million. Consistent with CompuCom’s financing requirements, this facility was not renewed. The other $50 million facility with an October 2005 maturity date had one certificate issued for $10 million. CompuCom retains the portion of sold receivables that are in excess of the amounts outstanding, referred to as retained interest. The carrying amount of CompuCom’s retained interest, which approximated fair value because of the short-term nature of the receivables, is reflected in Accounts Receivable on the Consolidated Balance Sheets. Both facilities are subject to CompuCom’s compliance with selected financial covenants and ratios.

     CompuCom’s liquidity is impacted by the dollar volume of certain manufacturers’ customer specific rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and then claim a rebate from the manufacturer to reduce the final cost. These rebates are then passed on to the customer in the form of reduced sales price. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom’s initial cost for the product is often higher than the sales price CompuCom can obtain from its clients. As of September 30, 2003 and December 31, 2002, CompuCom was owed approximately $11.2 million and $18.5 million, respectively, under these vendor rebate programs. These outstanding amounts are included as a reduction to Accounts Payable on the Consolidated Balance Sheets and a reduction of Cost of sales in the Consolidated Statements of Operations.

     CompuCom participates in certain programs provided by various suppliers that enable it to earn volume incentive dollars. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction to cost of sales when earned. CompuCom also receives vendor reimbursements that offset certain training, promotional and marketing costs incurred by CompuCom. These amounts are recorded as Accounts receivable on the Consolidated Balance Sheets, and any amounts received in excess of the actual amounts incurred are recorded as a reduction of Cost of sales in the Consolidated Statements of Operations. As of September 30, 2003 and December 31, 2002, CompuCom was owed approximately $3.5 million and $3.3 million, respectively, under these supplier incentive programs.

     CompuCom’s ability to make distributions to its shareholders is limited by restrictions in CompuCom’s financing agreements and CompuCom’s working capital needs. We do not consider CompuCom’s liquidity to be a source of liquidity to us.

     Net cash used in operating activities was $31 million for the nine months ended September 30, 2003 compared to net cash provided of $30 million for the same prior year period. The decrease was due primarily to the receipt of a $63 million tax refund in 2002.

     Net cash provided by investing activities was $62 million for the nine months ended September 30, 2003 compared to net cash used of $11 million for the same prior year period. The increase is primarily due to the sale of our interests in Internet Capital Group, DocuCorp, Kanbay and VerticalNet in 2003, a reduction in short-term investments in 2003, and a decline in acquisitions in 2003 compared to the 2002 period.

     Consolidated working capital increased to $284 million at September 30, 2003 compared to $242 million at December 31, 2002. The increase is attributable to a decrease in accrued expenses and accounts payable at CompuCom.

     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the our consolidated financial position or results of operations.

     Our general operations are not capital intensive, and capital expenditures in any year normally will not be significant in relation to our overall financial position. There were no material capital asset purchase commitments at September 30, 2003.

     There were no significant changes in the components of contractual cash obligations and other commercial commitments during the quarter ended September 30, 2003.

Recent Accounting Pronouncements

     See Note 5 to the Consolidated Financial Statements.

Factors That May Affect Future Results

     Forward-looking statements in this report and those made from time to time by us through our senior management team are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements are described in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2002. These factors include, but are not limited to, the following:

•	The performance of our companies, which face risks such as intense competition, rapid changes in technology and customer demands, frequent new product introductions and shifting distribution channels.

•	Many of our companies have a history of operating losses or limited operating histories, no historical profits and financing requirements that they may not be able to satisfy. These companies may not have operating income or net income in the future and their financial results may vary dramatically from quarter to quarter.

•	We may have problems raising money we need in the future to fund the needs of our companies and to make acquisitions of new companies.

•	Our strategy of creating long-term value for our shareholders by taking controlling interests in and developing our strategic companies requires capital. Our ability to generate capital is dependent, in part, on the strength of the public and private capital markets for technology related companies and on the level of activity in the mergers and acquisitions market in the relevant industry, as well as on the requirements of the Federal securities laws regulating the sale of securities.

•	Our financial results are likely to vary dramatically from quarter to quarter depending upon various events. These events include the financial results of our companies and the way that the companies are reflected in our consolidated financial statements, sales of companies or our interests in companies and distributions from private equity funds which we manage or in which we have an interest.

•	Our stock price may be subject to significant fluctuation because the value of some of our companies fluctuates and because of market conditions generally.

•	We may incur significant costs to avoid investment company status and may suffer adverse consequences if deemed to be an investment company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in companies in the technology industry, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities. Based on closing market prices at September 30, 2003, the fair market value of our holdings in public securities was approximately $179.4 million. A 20% decrease in equity prices would result in an approximate $35.9 million decrease in the fair value of our publicly traded securities. At September 30, 2003, the value of the collateral securing the Musser loan, included $5.8 million of equity securities. A 20% decrease in the fair value of these securities would result in a charge of approximately $1.2 million.

     CompuCom is exposed to interest rate risk primarily through its receivables securitization and working capital facilities. CompuCom utilizes these facilities to meet its working capital and other financing needs. At September 30, 2003, the securitization facility had borrowings of approximately $60 million, and there were no borrowings on the working capital facility. If CompuCom’s effective interest rate were to increase by 100 basis points, or 1.00%, CompuCom’s annual interest and financing expense would increase by $0.6 million based on CompuCom’s average balances utilized under its facilities during the nine months ended September 30, 2003. Our share of this increase would be approximately $0.4 million after deduction for minority interest but before income taxes.

     At September 30, 2003, we had outstanding $200 million of fixed rate notes due in September 2006. Interest payments of $5 million each are due September and December of each year. Based on transactions for these notes in the secondary market, these notes have a fair market value at September 30, 2003 of approximately $176 million.

					Fair Market
Liabilities	2003	2004	2005	2006	Value

Convertible Subordinated Notes due by year (in millions)	—	—	—	$200.0	$176.0

Fixed Interest Rate	5%	5%	5%	5%	5%

Interest Expense (in millions)	$10.0	$10.0	$10.0	$4.5	N/A

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report, have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.

(b)	Changes in internal controls: During the most recent fiscal quarter, there were no changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

10	Letter dated September 8, 2003 from Anthony L. Craig to N. Jeffrey Klauder

31	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On July 30, 2003, the Company furnished a Current Report on Form 8-K regarding a press release setting forth the Company’s financial information for the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
(Registrant)

Date: November 14, 2003	/s/ ANTHONY L. CRAIG

Anthony L. Craig
Chief Executive Officer and President

Date: November 14, 2003	/s/ CHRISTOPHER J. DAVIS

Christopher J. Davis
Managing Director and Chief Financial Officer