Form 10-K
period 2003-12-31
SAFEGUARD SCIENTIFICS INC
filed 2004-03-15
CIK 86115

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003
Commission File Number 1-5620

Safeguard Scientifics, Inc.

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-1609753
(State or other jurisdiction of	(I.R.S. Employer ID No.)
incorporation or organization)
800 The Safeguard Building
435 Devon Park Drive
Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code):
(610) 293-0600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock ($.10 par Value)	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   Yes  ☑   No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes  ☑   No  ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2003 was $319,018,114. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the New York Stock Exchange on June 30, 2003. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers and directors of Registrant on June 30, 2003, and (b) each stockholder that had informed Registrant June 30, 2003 that it was the beneficial owner of 10% or more of the outstanding common stock of Registrant.

     The number of shares outstanding of the Registrant’s Common Stock, as of March 8, 2004 was 119,715,778.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

[This Page Intentionally Left Blank]

SAFEGUARD SCIENTIFICS, INC.
FORM 10-K
DECEMBER 31, 2003

Part I.

Item 1. BUSINESS

Business Overview

     Safeguard Scientifics, Inc. (referred to as “Safeguard,” the “Company,” “we,” “us” and “our”) is a company that seeks to create long-term shareholder value by taking controlling interests primarily in information technology and healthcare life sciences companies and helping them develop through superior operations and management. Safeguard sponsors companies at the leading edge of technology cycles and works to accelerate the commercialization of their technology-based solutions, products and services. Safeguard’s value creation strategy is designed to drive superior growth at our companies by providing leadership and counsel, capital support and financial expertise, strategic guidance and operating discipline, access to best practices and industry knowledge.

     We offer a range of operational and management services to each of our companies through a team of dedicated professionals. We engage in an ongoing planning and assessment process through our involvement and engagement in the development of our companies, and our executives provide mentoring, advice and guidance to develop the management of our companies.

     In general, we continue to hold our ownership interest in companies as long as we believe that the company meets our strategic criteria and that we can leverage our resources to assist them in achieving superior financial performance and value growth. When a company no longer meets our strategic criteria, we consider divesting the company and redeploying the capital realized in other acquisition and development opportunities. We may achieve liquidity events through a number of means, including sales of an entire company or sales of our interest in a company, which may include, in the case of our public companies, sales in the open market or in privately negotiated sales and public offerings of the company’s securities.

Strategic Companies

     Safeguard focuses on companies that operate in two major categories:

•	Business Decision Solutions. Companies focused on complex information technology and software solutions delivering specialized information that becomes the basis for business decision-making. Our companies specialize in the financial services, healthcare, life sciences, telecommunications and retail industries and include a full service information technology services and consulting company; and

•	Healthcare Life Sciences. Companies focused on drug formulation or delivery techniques, specialty pharmaceuticals, diagnostics or bioinformatics.

     We refer to these companies as our “strategic” companies. We generally acquire majority ownership positions in strategic companies through expansion capital, buyouts, recapitalizations or other structures.

Other Holdings and Activities

     We hold interests in a number of “non-strategic” companies (which we formerly referred to as “legacy” companies in 2003 10-Qs), which are companies that do not currently operate in the strategic categories described above or that operate in our strategic categories but in which we generally own less than a majority interest. It is possible for a non-strategic company to become a strategic company as it develops. We also own a 58 percent voting interest in CompuCom Systems, Inc., a leading provider of information technology outsourcing, technology procurement and systems integration services (see “CompuCom” below). In addition, we participate in earlier stage technology development through our interests in several affiliated private equity funds. We currently have no intention of committing new investments in additional private equity funds and may seek to reduce our current ownership interest in, and our existing commitments to, the private equity funds in which we hold interests. We also may seek to opportunistically divest our interests in our other holdings.

2003 Significant Activities

     During 2003, Safeguard provided growth capital to two of its strategic operating companies and thereby increased its majority positions in ChromaVision Medical Systems, Inc. (“ChromaVision”) and Mantas, Inc. (“Mantas”).

•	ChromaVision provides a software-based microscope imaging system, ACIS® or automated cellular imaging system, which aids pathologists in the analysis of various diseases and conditions. ACIS® uses a proprietary integrated, analytic software solution based on complex algorithms.

•	Mantas provides next-generation analytic applications for the global financial services and telecommunications markets. Its behavior detection software is used by banks, brokerage firms and other financial services firms to detect potentially suspicious behavior in anti-money laundering and compliance management. The Mantas platform can analyze billions of accounts and transactions, all in context of one another, in order to identify suspicious activities that need further review.

     We also provided SOTAS, Inc., which provides solutions to wireline and mobile communications service providers, with growth capital and converted certain loans into equity prior to its merger into Mantas in the fourth quarter of 2003. Safeguard then provided funding for the merged entity to accelerate the growth of its advanced business analytics portfolio worldwide. We believe that the combination of the merger and funding by Safeguard will enhance Mantas’ leadership position in providing critical risk and performance management applications to top-tier, global financial institutions and telecommunications providers.

     During 2003, Safeguard disposed of certain non-strategic assets. These dispositions included, among others, DocuCorp International, Inc., Pac West Telecomm, Inc., Verticalnet, Inc., Internet Capital Group, Inc. and Kanbay International, Inc. Net cash proceeds generated from these sales and from distributions from our private equity funds were $77.9 million. We also reported net gains of $50.5 million on the sales of non-strategic assets recognized in 2003. During 2003, Safeguard also collected the full value plus interest on a note acquired as part of the sale of the Safeguard Campus in 2002 and collected the proceeds for its interest in a certain private equity fund.

2004 Anticipated Activities

     In 2004, Safeguard intends to focus its resources on the operations of its majority owned strategic companies — Alliance Consulting Group Associates, Inc. (“Alliance Consulting”), ChromaVision, and Mantas — to pursue additional market penetration, revenue growth, cash flow improvement, and long-term value growth. In addition, Safeguard will continue to pursue potential acquisitions and business combinations to drive scale and increase market leadership in companies that demonstrate market and technological acceptance and participate in investments that meet our criteria for stage and market. Safeguard anticipates that any new acquisitions will involve companies that are either in the Business Decision Solutions or Healthcare Life Sciences sectors or are complementary to Safeguard’s existing companies. See “Recent Developments - Acquisitions” for additional information on activities that occurred before March 8, 2004.

     In general, Safeguard intends to own companies as long as it believes that it can use its resources to create superior growth opportunities for the company and create value for Safeguard and its shareholders. Safeguard will then consider divesting the company and redeploying the capital realized to fund its other business activities or to pursue other acquisition and development opportunities. To the extent Safeguard believes a company does not fit in its strategy and/or is under performing, Safeguard may consider continuing to provide operation and management support and possibly funding to achieve an appropriate value prior to pursuing a monetization transaction. Consistent with that strategy, during 2004, Safeguard will continue to assess its holdings, looking at the strategy of each company, its fit within Safeguard’s strategic focus and its opportunity for growth, and may during the course of the year dispose of additional companies and funds. See “Recent Developments – Dispositions” and “Recent Developments – Pending Dispositions” for additional information on activities that occurred before March 8, 2004.

Development of Safeguard Companies

Our Strategy

     We focus on acquiring interests in companies in the “time-to-volume” stage of development, which is where we believe our expertise and capabilities can add the most value. Time-to-volume is the stage in a company’s life cycle in which it develops around a commercially viable product, service or solution with a sales distribution channel and a corporate infrastructure that has the capability to grow rapidly and achieve market success.

The Opportunity

     Once a company has established a viable product, service or solution, which is often evidenced by initial sales to key customers, we seek to provide growth capital, management support and operational expertise with the ultimate goal of helping the company become a market leader in its sector. We can assist our companies by addressing the following challenges:

•	the strategic assessment of market opportunities and trends;

•	the design, development and commercialization of proprietary technology solutions;

•	access to complementary technologies and strategic partnerships;

•	the identification of the company’s market position and the implementation of effective branding, intellectual property protection, licensing, pricing, distribution and marketing strategies;

•	the creation of relationships that provide access to customers, external marketing channels and growth through strategic partnerships, joint ventures or acquisitions;

•	the recruitment and retention of experienced and effective senior management to complement the existing management team;

•	the development of appropriate corporate, legal and financial structures and the expertise to execute a wide variety of corporate and financial transactions; and

•	the establishment of facilities and administrative and operational processes to support the growing enterprise.

Our Solution

     We offer the financial, managerial and operational resources to address the challenges facing our companies. We believe that our experience in developing and operating companies enables us to identify and attract companies with the greatest potential for success and to create value for our shareholders.

     We offer a range of operational and management services to each of our companies through dedicated teams of our professionals. Each team has expertise in the areas of business and technology strategy, sales and marketing, operations, finance and legal, and transactional support, and provides hands-on assistance to the management of the company to support its growth. Each team is responsible for all elements of the acquisition and development of our companies, providing continuity to the business relationship. We believe our strengths include:

•	applying our commercialization expertise to support a company’s introduction of applied business solutions;

•	leveraging our market knowledge and presence to generate additional growth opportunities; and

•	pursuing potential acquisitions and business combinations to promote increased market penetration.

Strategic Support

     Once we acquire a company, we play an active role in its strategic direction. Through our experience in developing and operating companies, we have developed a methodology for accelerating our companies’ success. This methodology is applied to a company throughout its lifecycle with us and includes:

•	defining short- and long-term strategic goals;

•	identifying and planning for the key milestones to reach these goals;

•	identifying and addressing the challenges and operational improvements required to reach these milestones and, ultimately, these goals;

•	identifying and implementing the business measurements that we and others will apply to measure the company’s success; and

•	identifying and exploring operational and strategic leverage available from our network of companies.

     By helping our companies’ management teams remain focused on critical objectives by providing them with human, financial and strategic resources, we believe we are able to significantly accelerate their development and success.

Management and Operational Support

     We offer management and operational support to our companies. We believe these services provide our companies with significant competitive advantages in their individual markets. The resources that we can provide our companies in order to accelerate their development include the following:

•	Marketing. The identification of the company’s market position and the development and implementation of effective market penetration, branding and marketing strategies.

•	Business Development. Providing access to the initial reference customers and external marketing channels that generate growth opportunities through strategic partnerships, joint ventures or acquisitions.

•	Management. The recruitment of an effective management team and experienced staff.

•	Technology. The strategic assessment of technology market opportunities and trends; the design, development and commercialization of proprietary technology solutions; and access to complementary technologies and strategic partnerships.

•	Operations. Significant management interaction to optimize a company’s business, ranging from the establishment of facilities and administrative processes to the operations and financial infrastructure a growing enterprise requires.

•	Legal and Financial. The development of appropriate corporate, legal and financial structures and the expertise to execute a wide variety of corporate and financial transactions.

     We engage in an ongoing planning and assessment process through our involvement and engagement in the development of our companies. Our executives provide mentoring, advice and guidance to develop the management of our companies. Our executives generally serve on the boards of directors of our companies and work with them to develop and implement strategic and operating plans. Achievement of these plans is measured and monitored through reporting of performance measurements and financial results.

Competition

     We face intense competition from companies with business strategies similar to our own and from other companies that provide capital to, and take interests in, information technology and healthcare life sciences businesses. Competitors include later stage private equity firms and corporations seeking to make strategic acquisitions. Some of these competitors have more experience identifying and acquiring technology companies and have greater financial and management resources, brand name recognition or industry contacts than we do.

Our Companies

     The following is a brief description of the companies in which we hold an interest. Our ownership positions in these companies have been calculated as of December 31, 2003, and reflect the percentage of the vote that we are entitled to cast based on the issued and outstanding voting securities of each company, excluding the effect of options, warrants and convertible debt. These ownership percentages may reflect the impact of special voting rights held by us. Our ownership position may be entitled to, or may be subject to, preferential liquidation and dividend rights of outstanding preferential securities issued by the companies. We continually assess our interest in the companies, the respective opportunities for their growth and their fit within our strategy.

Strategic Companies

Alliance Consulting

     Alliance Consulting is an information technology services and consulting firm that provides custom business intelligence solutions by leveraging domain expertise and extensive technical competency. Alliance Consulting has a proven track record in architecting, building and delivering technology solutions for the Fortune 2000 market, offering business intelligence and data warehousing, packaged enterprise solutions, strategy, application development and integration, and managed services. Alliance Consulting’s business intelligence solutions position it to create higher value in partnering, both with our other companies and third parties. Over its ten-year history, Alliance Consulting has developed considerable domain expertise in the pharmaceutical, financial services, manufacturing, healthcare, retail and distribution industries. Some of Alliance Consulting’s clients include DHL, Fidelity Investments and Wyeth. Alliance Consulting maintains a full-time core staff complemented by a flexible combination of hourly and salaried employees and independent contractors which provides clients with specialized engagement teams tailored to their specific business requirements and reduces overhead and optimizes utilization. Alliance Consulting has been a wholly-owned subsidiary since December 2002 and includes aligne, Inc. and Lever8 Solutions, Inc., which were merged into Alliance Consulting shortly after the acquisition. Alliance Consulting’s revenue potential is largely dependent upon spending for IT services and its ability to compete with local, national and offshore providers of consulting services.

ChromaVision

     ChromaVision provides a software-based microscope, imaging system called ACIS®, or automated cellular imaging system, which aids pathologists in the analysis of various diseases and conditions. ACIS® uses a proprietary, integrated, analytic software solution based on complex algorithms. ChromaVision’s ACCESS™ remote pathology program allows community-based pathologists to offer the features of image analysis technology to patients and physicians. As of December 31, 2003, ChromaVision had 261 systems billed to its customers, including 95 remote ACCESS™ workstations. Shares of ChromaVision’s common stock trade on the Nasdaq National Market under the symbol “CVSN.” At December 31, 2003, we had a 60 percent ownership interest in ChromaVision; on February 10, 2004, we acquired additional shares of ChromaVision’s common stock for $5 million, which increased our ownership to 62.5 percent. While we believe that ChromaVision is currently viewed as a market leader, it will face increasing competition from competitors in its existing and expansion markets, which may include immunhistochemistry, (“IHC”) reagent manufacturers and testing services companies, as well as other imaging companies operating in the IHC field.

Mantas

     Mantas provides next-generation analytic applications for the global financial services and telecommunications markets. The company’s products are used by global leaders including Citibank, ABN Amro, Merrill Lynch and Verizon to help ensure the integrity of their enterprise and to comply with major industry regulations such as the USA PATRIOT Act and the Basel Capital Accord. All of Mantas’ financial services products are based on its Behavior Detection Platform that encompasses proprietary analytical techniques to provide applications for anti-money laundering, compliance, fraud management and revenue assurance. The Mantas platform can analyze billions of accounts and transactions, all in the context of one another, in order to identify suspicious activities that need further review. During the fourth quarter of 2003, SOTAS, Inc., another of our strategic companies, was merged into Mantas, thereby joining their technologies, target markets, development capabilities, and, ultimately, customer value propositions. We provided $13 million in funding for the merged entity to accelerate the growth of its advanced business analytics product portfolio worldwide. We believe that the combination of the merger and our funding will enhance Mantas’ market position in providing critical risk and performance management applications to financial institutions and telecommunications providers. Mantas is a private company that was spun-off from SRA International, Inc. in May 2001. At December 31, 2003, we had an 84 percent ownership interest in Mantas. Mantas faces significant competition from large consulting firms and software development businesses.

Other Holdings and Activities

Non-Strategic Companies

     The following table provides a summary of each of our non-strategic companies, which are companies that do not currently operate in our strategic categories or that operate in our strategic categories but in which we generally own less than a majority interest.

Company	Description of Business	% Owned by Safeguard

eMerge Interactive (NASDAQ:EMRG) (www.emergeinteractive.com)	eMerge Interactive, Inc. is a technology company providing individual animal tracking, food safety and supply procurement services to the U.S. beef production industry.	15%

Mobility Technologies (www.mobilitytechnologies.com)	Mobility Technologies, Inc. is in the process of constructing the nation’s only wireless digital sensor network — its Digital Traffic Pulse® system — for traffic and logistics data collection. It is a web-based, distributed Intelligent Transportation Systems designed to serve tens of millions of concurrent users.	3%

Neuronyx (www.neuronyx.com)	Neuronyx, Inc. is a development-stage biopharmaceutical company whose mission is to discover, develop and deliver new medicines by leveraging the ability of adult bone marrow-derived stem cells to repair, regenerate and remodel tissue in acute and chronic disease settings.	7%

NexTone Communications (www.nextone.com)	NexTone Communications, Inc. is a leading provider of session controllers or voice-over IP networks.	27%

Pacific Title and Art Studio (www.pactitle.com)	Pacific Title and Art Studio, Inc., founded in 1919, is a leader in feature film post production services in Hollywood, CA. Services provided to the major studios include both digitally and optically prepared main titles, credits, trailers, 2-D and 3-D special effects, film scanning and recording, subtitling, film lab services and title design.	84%

ProModel Solutions (www.questone.com)	QuestOne Decision Sciences Corporation, which does business as ProModel Solutions, is a leading business process optimization and decision support company serving the pharmaceutical, healthcare and manufacturing industries.	33%

REALTIME MEDIA (www.realtimemedia.com)	REALTIME MEDIA is a full-service online relationship marketing company that uses innovative promotional techniques to deliver awareness,

Company	Description of Business	% Owned by Safeguard
	acquisition, activation and retention solutions for a wide variety of clients including members of the Fortune 100.	9%

Ventaira Pharmaceuticals (www.ventaira.com)	Ventaira Pharmaceuticals, Inc., formerly BattellePharma, Inc., is a specialty pharmaceutical company that develops highly differentiated pharmaceutical products by combining novel applications of generic drugs with the superior delivery benefits of its Mystic™ inhaled drug delivery technology.	11%

     In addition to the companies listed above, on December 31, 2003 we owned an interest in Tangram Enterprise Solutions, Inc. (“Tangram”), which was sold on February 20, 2004. See “Recent Developments – Dispositions.” We also currently own an interest in Sanchez Computer Associates, Inc. (“Sanchez”), which is the subject of pending disposition. See “Recent Developments — Pending Dispositions.”

Private Equity Funds

     We participate in the management of 11 private equity funds, which have total capital committed or invested of more than $2.7 billion. During 2003, we completed a total of $9.7 million in funding of previously committed and uncalled capital to these funds. However, we do not intend to commit new investments in additional private equity funds and may seek to reduce our current ownership interests in, and our existing commitments to, the funds in which we hold interests.

CompuCom

     CompuCom is a national leader in helping companies plan, implement, and manage multi-vendor, industry-standard computing environments. During the planning phase of client engagements, CompuCom helps clients assess the current state of their IT environment, identify specific needs and requirements, evaluate alternative solutions, prepare the justification for the selected alternative and develop the project implementation schedule. In helping clients implement projects, CompuCom assists clients in acquiring the necessary technology, designing and developing applications and customizing and deploying systems. In assisting clients in securing and managing their computing environment, CompuCom maintains, monitors, operates and secures infrastructure and application systems, as well as provides support to the users of those systems.

     CompuCom believes there are three key elements to achieving its mission. First, it seeks to continue to deliver on a value proposition that combines its product fulfillment capabilities with high quality, national IT service delivery. Second, CompuCom seeks to continue to expand its service capabilities to include higher value-added services its clients require. And third, it seeks to deliver to its clients consistent, high quality service.

     CompuCom’s clients include Fortune 1000 and medium-size businesses, federal, state and local government, and technology providers and system integrators, including some of its vendors and business partners. CompuCom’s clients are becoming increasingly dependent on information technology to compete effectively in today’s markets. As a result, the decision-making process organizations face when planning, implementing and managing technology solutions is becoming more complex and requires many of these organizations to outsource the management and support of their technology needs. In addition, many of CompuCom’s clients are enhancing their technology infrastructure to improve their ability to communicate and transact business over the Internet, as well as focus on reducing ongoing operational costs. CompuCom’s clients are located primarily in the United States. CompuCom utilizes alliances to enable it to meet certain client global requirements and is not dependent on any one customer.

     CompuCom’s business is comprised of two operating segments, service and product. CompuCom sells its services and products through a direct sales force located in or near major metropolitan areas throughout the United States. At the end of 2003, CompuCom’s direct sales force and sales support personnel totaled approximately 450. CompuCom is authorized by various manufacturers to sell and service technology products throughout the United States. To accomplish this, CompuCom is organized into geographic areas that typically include direct sales representatives, support personnel, consultants, field engineers and technicians who are authorized to sell, repair and maintain certain manufacturers’ products as well as provide additional technology services its clients may require.

     CompuCom’s product sales accounted for 71% of Safeguard’s total net sales in 2003, compared to 75% in 2002 and 80% in 2001. CompuCom’s services sales accounted for 18% of Safeguard’s total net sales in 2003, compared to 18% in 2002 and 15% in 2001. Backlog is not considered to be a meaningful indicator of CompuCom’s future business prospects due to the relatively short order fulfillment cycle. CompuCom experiences some seasonal trends in the sales of its services and products. For example, the first quarter has generally been its weakest quarter, as its corporate clients are in the process of setting IT budgets and deciding on which projects to fund in the current year. Large corporate businesses accounted for the majority of CompuCom’s net sales in 2003. However, no single customer accounted for more than 10% of sales in either products or services. Sales of HP (including Compaq), IBM and Microsoft products accounted for approximately 33%, 26% and 14%, respectively, of CompuCom’s 2003 product revenues compared to 38%, 21% and 15%, respectively, in 2002 and 45%, 20% and 13%, respectively, in 2001.

     CompuCom’s business depends on its relationship with key vendors. A substantial portion of CompuCom’s revenues is derived from sales of hardware and software, including HP, IBM and Microsoft. During 2003, sales of products from these three suppliers represented 62% of CompuCom’s total revenues. In addition, a portion of the services CompuCom provides is directly related to the sales of these products. CompuCom’s agreements with these vendors contain provisions that provide for periodic renewals and permit termination by the vendor without cause, generally upon 30 to 90 days notice. In addition, CompuCom’s product business is dependent upon pricing and related terms, product availability and dealer authorizations, including the ability to provide warranty service, offered by its major vendors. A material adverse effect on CompuCom’s business would occur if a supply agreement with a key vendor was materially revised, not renewed or terminated, if the supply of products was insufficient or interrupted, or if CompuCom was no longer allowed to provide warranty service for the vendor.

     The industry in which CompuCom operates is characterized by intense competition in both the service and product segments. CompuCom’s competitors are numerous, ranging from some of the world’s largest corporations to companies much smaller than it. Included among CompuCom’s competitors are several of its largest business partners and vendors, such as Hewlett-Packard (“HP”) and International Business Machines Corporation (“IBM”). CompuCom’s relationship with these business partners may be one in which it is a channel partner, selling its business partners’ products to CompuCom’s clients, or one in which CompuCom is a service provider, either directly or as a sub-contractor, to the business partner. Other competitors also include larger IT service providers, many smaller computer service providers and integrators, as well as established original equipment manufacturers, direct marketers, distributors, systems integrators and resellers of technology products.

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

     As of December 31, 2003, CompuCom employed approximately 3,500 associates in the United States.

     Safeguard has a 58 percent voting interest in CompuCom and a 51 percent interest excluding any super-majority voting provisions.

Recent Developments

Convertible Senior Debenture Offering

     In February 2004, Safeguard completed the private placement of $150 million aggregate principal amount of its 2.625% convertible senior debentures due 2024 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The debentures are convertible, subject to certain conditions, into Safeguard’s common stock at an initial conversion rate of 138.5540 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $7.2174 per share, subject to adjustment in certain circumstances.

     Under the terms of the debentures, holders may require Safeguard to repurchase their debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. Subject to certain conditions, we may redeem all or some of the debentures commencing March 20, 2009.

     We intend to use all of the net proceeds of this offering of approximately $146 million to retire the majority of its indebtedness outstanding under our 5% Convertible Subordinated Notes due June 15, 2006 by redemption and/or through one or more privately negotiated transactions. As of March 12, 2004, we had repurchased $84 million of face value out of a total of $200 million outstanding of our 5% Convertible Subordinated Notes due June 15, 2006.

Acquisitions

Additional Purchase of ChromaVision Shares

     On February 10, 2004, we announced that we acquired 2,295,230 shares of ChromaVision common stock and a warrant to purchase an additional 229,523 shares at $2.95 per share from ChromaVision for $5 million. We also announced that Michael F. Cola, Safeguard’s Managing Director, Healthcare Life Sciences and the Chairman of ChromaVision’s Board of Directors, had formally assumed an interim role as the Chief Executive Officer of ChromaVision. Mr. Cola’s appointment and our additional investment are intended to help ChromaVision expand its services to the biopharmaceutical industry and to explore complementary oncology services. As of February 10, 2004, after giving effect to the shares of common stock purchased in this financing, we have a 62.5 percent ownership interest in ChromaVision.

Dispositions

Tangram Enterprise Solutions, Inc.

     On December 4, 2003, Tangram entered into an Agreement and Plan of Reorganization which provided that Tangram would be acquired by Opsware Inc. Just prior to the merger, Safeguard owned approximately 58% of Tangram. The value of the transaction was $10 million, subject to certain adjustments and conditions contained in the Agreement and Plan of Reorganization. The merger closed on February 20, 2004. We received approximately $6.9 million of consideration in the merger, which consisted primarily of shares of Opsware common stock. Opsware’s common stock is traded on the Nasdaq National Market.

Pending Dispositions

Sanchez Computer Associates, Inc.

     On January 28, 2004, Sanchez announced it had entered into an Agreement and Plan of Merger under which Sanchez will be acquired by Fidelity National Financial, Inc. (“FNF”). Sanchez is a developer and integrator of financial services software applications for the world’s largest institutions. Sanchez markets a suite of integrated banking, brokerage and financial services applications. FNF is a provider of products and outsourced services and solutions to financial institutions and the real estate industry. The value of the transaction is approximately $175 million, subject to certain adjustments and conditions contained in the Agreement and Plan of Merger. Just prior to the merger agreement, Safeguard owned approximately 23% of Sanchez. The merger is expected to close in the second quarter of 2004. We expect to receive approximately $40 million, comprised of a combination of at least $20 million in cash and the remainder in FNF common stock, as consideration in the merger. FNF’s common stock is traded on the New York Stock Exchange.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

     Information on net sales, net income and assets employed for each operating segment of Safeguard’s business for the three-year period ended December 31, 2003 is contained in Note 18 to the Consolidated Financial Statements.

OTHER INFORMATION

     Export sales in each segment for the three-year period ended December 31, 2003 were less than 5% of the segment’s total sales in each of those years. Backlog is not considered to be a meaningful indication of future business prospects for any of Safeguard’s operating segments.

     The operations of Safeguard and its companies are subject to environmental laws and regulations. Safeguard does not believe that expenditures relating to those laws and regulations will have a material adverse effect on the business, financial condition or results of operations of Safeguard.

EMPLOYEES

     At December 31, 2003, Safeguard and its consolidated subsidiaries have approximately 4,325 employees, of which CompuCom employs approximately 79%. Safeguard believes relations with employees are good.

EXECUTIVE OFFICERS

     Information about Safeguard’s executive officers can be found in Part III of this report under “Item 10. Directors and Executive Officers of Registrant.”

AVAILABLE INFORMATION

     All periodic and current reports, registration statements, and other filings that Safeguard is required to file with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available through Safeguard’s Internet website at http://www.safeguard.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Safeguard’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

     CompuCom’s principal executive and administrative offices are located on a 20-acre campus-type setting consisting of two buildings containing approximately 250,000 square feet of office space in Dallas, Texas. During March 1999, CompuCom completed a sale/leaseback transaction for the entire headquarters facility. The lease is for a 20-year period commencing in April 1999, with two five-year renewal options. CompuCom leases a 305,000 square foot facility in Paulsboro, New Jersey for product distribution and integration and configuration. The lease for this facility ends July 31, 2004 and CompuCom is in the process of negotiating an extension to July 31, 2005. CompuCom has various non-cancelable leases for smaller facilities throughout the United States that serve as service and sales offices. The lease agreements generally provide for minimum rent and a proportionate share of operating expenses and property taxes, and may include certain renewal and expansion options. CompuCom believes its facilities are adequate to support its business for the foreseeable future.

     Safeguard’s other companies have various facilities throughout the United States, and they believe they can readily obtain additional facilities as needed to support their anticipated needs.

Item 3. Legal Proceedings

Safeguard Scientifics Securities Litigation

     On June 26, 2001, Safeguard and Warren V. Musser, our former Chairman, were named as defendants in a putative class action filed in United States District Court for the Eastern District of Pennsylvania (the “Court”). Plaintiffs allege that defendants failed to disclose that Mr. Musser had pledged some or all of his Safeguard stock as collateral to secure margin trading in his personal brokerage accounts. Plaintiffs allege that defendants’ failure to disclose the pledge, along with their failure to disclose several margin calls, a loan to Mr. Musser, the guarantee of certain margin debt and the consequences thereof on Safeguard’s stock price, violated the federal securities laws. Plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

     On August 17, 2001, a second putative class action was filed against Safeguard and Mr. Musser asserting claims similar to those brought in the first proceeding. In addition, plaintiffs in the second case allege that the defendants failed to disclose possible or actual manipulative aftermarket trading in the securities of Safeguard’s companies, the impact of competition on prospects for one or more of Safeguard’s companies and Safeguard’s lack of a superior business plan.

     These two cases were consolidated for further proceedings under the name “In Re: Safeguard Scientifics Securities Litigation” and the Court approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. The plaintiffs filed a consolidated and amended complaint. On May 23, 2002, the defendants filed a motion to dismiss the consolidated and amended complaint for failure to state a claim upon which relief may be granted. On October 24, 2002, the Court denied the defendants’ motions to dismiss, holding that, based on the allegations of plaintiffs’ consolidated and amended complaint, dismissal would be inappropriate at that juncture. On December 20, 2002, plaintiffs filed with the Court a motion for class certification. On August 27, 2003, the Court denied plaintiffs’ motion for class certification. On September 12, 2003, plaintiffs filed with the United States Court of Appeals for the Third Circuit a petition for permission to appeal the order denying class certification. On November 5, 2003, the Third Circuit denied plaintiffs’ petition and declined to hear the appeal. On November 18, 2003, plaintiffs’ counsel moved to intervene in the consolidated action new plaintiffs and proposed class representatives, which motion was denied by the Court on February 18, 2004. Safeguard believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuit vigorously.

General

     Safeguard and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Safeguard’s consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote Of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2003.

PART II.

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     The Company’s common stock is listed on the New York Stock Exchange (Symbol: SFE). The high and low sale prices reported within each quarter of 2003 and 2002 are as follows:

	High	Low
Fiscal year 2003:
First quarter	$1.80	$1.16
Second quarter	3.34	1.38
Third quarter	3.95	2.40
Fourth quarter	4.42	3.11
Fiscal year 2002:
First quarter	$4.47	$2.60
Second quarter	3.29	1.59
Third quarter	2.01	1.11
Fourth quarter	2.35	0.86

     The high and low sale prices reported in 2004 through March 8 were $6.25 and $3.90, respectively, and the last sale price reported on March 8, 2004, was $3.95. No cash dividends have been declared in any of the years presented, and the Company has no present intention to declare cash dividends.

     As of March 8, 2004, there were approximately 74,000 beneficial holders of the Company’s common stock.

Sale of Unregistered Securities

     NONE

Item 6. Selected Consolidated Financial Data

     The following table sets forth our selected consolidated financial information for the five years in the period ended December 31, 2003. The selected consolidated financial data presented below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included in this report. The historical results presented herein may not be indicative of future results.

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$217,860	$254,779	$298,095	$133,201	$49,813
Short-term investments	7,081	9,986	—	51,230	—
Restricted cash	1,069	3,634	8,033	35,000	—
Working capital	278,197	242,146	349,444	313,825	133,839
Total assets	836,331	868,666	1,192,263	1,648,259	1,499,879
Long-term debt	2,128	932	19,599	13,422	13,944
Capital leases	409	1,066	539	71	588
Other long-term liabilities	13,152	14,032	11,579	164,765	175,611
Convertible subordinated notes	200,000	200,000	200,000	200,000	200,000
Total shareholders’ equity	236,171	272,273	418,676	904,437	574,701

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands except per share amounts)
Consolidated Statements of Operations Data:
Revenue
Product sales	$1,176,134	$1,289,353	$1,552,999	$2,457,572	$2,661,498
Service sales	443,963	372,132	345,606	291,355	318,834
Other	2,461	24,069	27,063	22,299	13,912

Total revenue	1,622,558	1,685,554	1,925,668	2,771,226	2,994,244

Operating Expenses
Cost of sales — product	1,080,790	1,168,948	1,392,845	2,257,624	2,434,068
Cost of sales — service	295,736	241,741	224,556	184,218	207,208
Selling and service	133,322	130,717	144,047	150,351	165,036
General and administrative	111,215	141,501	171,006	200,051	152,047
Depreciation and amortization	32,756	32,882	40,748	33,462	30,528
Impairment	15,968	6,575	—	—	—
Restructuring	—	—	—	5,417	387

Total operating expenses	1,669,787	1,722,364	1,973,202	2,831,123	2,989,274

	(47,229)	(36,810)	(47,534)	(59,897)	4,970
Gains on issuance of stock by companies	—	—	—	—	175,662
Other income (loss), net	48,930	(5,149)	(41,332)	93,105	128,404
Impairment — related party	(659)	(11,434)	—	—	—
Interest income	3,311	8,260	16,443	19,912	6,604
Interest and financing expense	(13,568)	(24,085)	(34,238)	(43,712)	(43,572)

Income (loss) before income taxes, minority interest, equity loss and change in accounting principle	(9,215)	(69,218)	(106,661)	9,408	272,068
Income taxes (expense) benefit	(5,400)	(7,418)	6,842	100,323	(66,514)
Minority interest	(1,537)	(1,453)	(3,334)	(2,213)	(8,936)
Equity loss	(17,179)	(51,004)	(395,947)	(319,922)	(73,092)

Net income (loss) before change in accounting principle	(33,331)	(129,093)	(499,100)	(212,404)	123,526
Cumulative effect of change in accounting principle	—	(21,390)	—	—	—

Net Income (Loss)	$(33,331)	$(150,483)	$(499,100)	$(212,404)	$123,526

Basic Income (Loss) Per Share:
Prior to cumulative effect of change in accounting principle	$(0.28)	$(1.10)	$(4.26)	$(1.86)	$1.22
Cumulative effect of change in accounting principle	—	(0.18)	—	—	—

	$(0.28)	$(1.28)	$(4.26)	$(1.86)	$1.22

Diluted Income (Loss) Per Share:
Prior to cumulative effect of change in accounting principle	$(0.30)	$(1.12)	$(4.27)	$(1.87)	$1.16
Cumulative effect of change in accounting principle	—	(0.18)	—	—	—

	$(0.30)	$(1.30)	$(4.27)	$(1.87)	$1.16

Weighted Average Shares Outstanding
Basic	118,486	117,736	117,290	114,068	101,134
Diluted	118,486	117,736	117,290	114,068	110,910

     No cash dividends have been declared in any of the years presented, and we have no present intention to declare cash dividends.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Annual Report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects under the heading “Factors that May Affect Results” included in this Annual Report. For example, when we use words such as “projects,” “annualize,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially, include, among others, managing rapidly changing technologies, limited access to capital, competition, the ability to attract and retain qualified employees, the ability to execute our strategy, the uncertainty of the future performance of our companies, acquisitions and dispositions of companies, the inability to manage growth, compliance with government regulation and legal liabilities, additional financing requirements, labor disputes and the effect of economic conditions in the business sectors in which our companies operate, which are discussed below under the caption “Factors that May Affect Results.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.

     All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

     In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Annual Report might not transpire.

     Certain amounts for prior periods in the Consolidated Financial Statements, and in the discussion below, have been reclassified to conform with current period presentations.

Company Overview

     Safeguard is a company that seeks to create long-term shareholder value by taking controlling interests primarily in information technology and healthcare life sciences companies and helping them develop through superior operations and management. We sponsor companies at the leading edge of technology cycles and work to accelerate the commercialization of their technology-based solutions, products and services. Our value creation strategy is designed to drive superior growth at our companies by providing leadership and counsel, capital support and financial expertise, strategic guidance and operating discipline, access to best practices and industry knowledge.

     We offer a range of operational management services to each of our companies through a team of dedicated professionals. We engage in an ongoing planning and assessment process through our involvement and engagement in the development of our companies, and our executives provide mentoring, advice and guidance to develop the management of our companies.

     In general, we continue to hold our ownership interest in companies as long as we believe that the company meets our strategic criteria and that we can leverage our resources to assist them in achieving superior financial performance and value growth. When a company no longer meets our strategic criteria, we consider divesting the company and redeploying the capital realized in other acquisition and development opportunities. We may achieve liquidity events through a number of means, including sales of an entire company or sales of our interests in a company, which may include, in the case of our public companies, sales in the open market or in privately negotiated sales, and public offerings of the company’s securities.

     In 2002, we announced a shift in our strategy from a company that made smaller investments in early stage companies to a company that generally acquires controlling interests in companies with established customers and markets.

Actions taken in 2003 to continue our transformation and improve our balance sheet and financial resources include the following:

•	In early 2003, we refined our strategy by focusing on the growing markets of Business Decision Solutions and Healthcare Life Sciences. We revised our segment reporting to reflect management’s revised view of the business. Our operations are now classified into three operating segments: i) Strategic Companies; ii) Non-Strategic Companies (referred to as Legacy Companies in 2003 10-Qs); and iii) CompuCom.

•	Invested $5 million in ChromaVision in February 2003, increasing our ownership from 56% to 62%.

•	Invested $6.9 million in SOTAS, and converted $1.7 million of loans that existed at December 31, 2002, increasing our ownership from 75% to 99.8%.

•	Facilitated the merger of SOTAS into Mantas and provided $13 million of capital to fund Mantas’ growth, increasing our ownership to 84% in the merged entity.

•	Generated $78 million of cash proceeds from disposing of such non-strategic assets as our holdings in Internet Capital Group, DocuCorp, Pac-West, Verticalnet and Kanbay.

•	Announced our agreement to sell our interest in Tangram Enterprise Solutions, a non-strategic subsidiary.

     Many of our companies that we account for under the equity method or consolidation method are technology-related companies with limited operating histories that have not generated significant revenues and have incurred substantial losses in prior periods. We expect these losses to continue in 2004. In addition, we expect to continue to acquire interests in more technology-related companies that may have operating losses when we acquire them. Additionally, we expect certain of our existing companies to continue to invest in their products and services and to recognize operating losses related to those activities. As a result, our operating losses attributable to our corporate operations, our equity method subsidiaries and our consolidated method subsidiaries could continue to be significant. It is also reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that we operate in a volatile business environment. This could result in additional material impairment charges in future periods. Our financial results are also affected by acquisitions or dispositions of our subsidiaries. These transactions have resulted in significant volatility in our financial results, which we expect will continue during 2004.

Principles of Accounting for Ownership Interests in Companies

     The various interests that we acquire in our companies and private equity funds are accounted for under three methods: consolidation, equity or cost. The applicable accounting method is generally determined based on our voting interest in the entity.

     Consolidation Method. The companies in which we directly or indirectly own more than 50% of the outstanding voting securities are accounted for under the consolidation method of accounting. Participation of other company shareholders in the income or losses of our consolidated companies is reflected in Minority Interest in the Consolidated Statements of Operations. Minority interest adjusts our consolidated operating results to reflect only our share of the earnings or losses of the consolidated company. However, if there is no minority interest balance remaining on the Consolidated Balance Sheets related to the respective company, we record 100% of the consolidated company’s losses. When the consolidated company subsequently records income, we will not record its share of such income until it equals the amount of its shares of losses not previously recognized.

     Equity Method. The companies whose results are not consolidated, but over whom we exercise significant influence, are accounted for under the equity method of accounting. We also account for our interests in some private equity funds under the equity method of accounting, based on our respective general and limited partner interests. Under the equity method of accounting, our share of the income or loss of the company is reflected in Equity Loss in the Consolidated Statements of Operations.

     When our investment in an equity method company is reduced to zero, no further losses are recorded in our Consolidated Statements of Operations unless we have outstanding guarantee obligations or have committed additional funding to the equity method company. When the equity method company subsequently reports income, we will not record our share of such income until it equals the amount of its shares of losses not previously recognized.

     Cost Method. Companies not consolidated or accounted for under the equity method are accounted for under the cost method of accounting. Under the cost method, our share of the income or losses of such entities is not included in our Consolidated Statements of Operations. However, the effect of the change in market value of cost method holdings classified as trading securities is reflected in our results of operations each reporting period.

Effect of Various Accounting Methods on the Presentation of our Consolidated Financial Statements

     The presentation of our financial statements may differ from period to period primarily due to the applicable accounting method used for recognizing our equity interests in the operating results of a company. For example, the presentation of our financial statements is significantly influenced by the consolidated results of operations of CompuCom, which we consolidate based on our 58% voting interest.

     To understand our net results of operations and financial position without the effect of consolidating our consolidated companies, please refer to Note 16 to our Consolidated Financial Statements, which summarizes our Parent Company Statements of Operations and Balance Sheets and presents our less than wholly-owned consolidated companies as if they were accounted for under the equity method of accounting. Our share of the income or losses of the consolidated companies is included in Equity Income (Loss) in the Parent Company Statements of Operations. The carrying value of these companies is included in Ownership Interests In and Advances to Companies on the Parent Company Balance Sheets. Parent company financial statements consolidate the financial statements of Alliance Consulting, which is wholly-owned.

     Although the Parent Company Statements of Operations and Balance Sheets presented in Note 16 reflect our historical results, they are not necessarily indicative of future Parent Company Balance Sheets and Statements of Operations.

Critical Accounting Estimates

     Accounting policies, methods and estimates are an integral part of consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements as described in Note 1 to our consolidated financial statements, areas that are particularly significant include the following:

•	Recoverability of goodwill

•	Recoverability of intangible assets, net

•	Recoverability of ownership interests in and advances to companies

•	Recoverability of notes receivable – related party

•	Income taxes

•	Revenue recognition

•	Allowance for doubtful accounts

•	Commitments and contingencies

Recoverability of Goodwill

     We conduct a review for impairment at least annually on goodwill. Additionally, on an interim basis, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results, significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in its stock price for a sustained period.

     We test for impairment at a level referred to as a reporting unit. If we determine that the fair value of a reporting unit is less than its carrying value, we assess the recoverability of these assets. To determine fair value, we may use a number of valuation methods including quoted market prices, discounted cash flows and revenue and acquisition multiples. Depending on the complexity of the valuation and the significance of the carrying value of the goodwill to the financial statements, we may engage an outside valuation firm to assist us in determining fair value.

As an overall check on the reasonableness of the fair values attributed to our reporting units, we will consider comparing and contrasting the aggregate fair values for all reporting units with our average total market capitalization for a reasonable period of time.

     The carrying value of goodwill at December 31, 2003 was $196 million.

     We operate in an industry which is rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the ultimate recoverability of the carrying value of goodwill could change in the near term and that the effect of such changes on our Consolidated Financial Statements could be material. While we believe that the current recorded carrying values of our companies are not impaired, there can be no assurance that a significant write-down or write-off will not be required in the future.

Recoverability of Intangible Assets, net

     We test intangible assets for recoverability whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. When events or changes in circumstances indicate an impairment may exist, we evaluate the recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to recover the carrying value, we measure any impairment loss as the excess of the carrying amount of the asset over its fair value.

     The carrying value of net intangible assets at December 31, 2003 was $15 million.

Recoverability of Ownership Interests In and Advances to Companies

     On a continuous basis, but no less frequently than at the end of each quarterly period, we evaluate the carrying value of our companies for possible impairment based on achievement of business plan objectives and milestones, the fair value of each company relative to its carrying value, the financial condition and prospects of the company and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. We then determine whether there has been an other than temporary decline in the carrying value of our ownership interest in the company. Impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     The fair value of privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies, or the value negotiated with the company’s founders. The fair value of our ownership interests in private equity funds is generally determined based on the value of our pro rata portion of the funds’ net assets.

     The new cost basis of a company is not written-up if circumstances suggest the value of the company has subsequently recovered.

     We operate in an industry which is rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of the carrying value, including goodwill, could change in the near term and that the effect of such changes on our Consolidated Financial Statements could be material. While we believe that the current recorded carrying values of our companies are not impaired, there can be no assurance that our future results will confirm this assessment or that a significant write-down or write-off of the carrying value will not be required in the future.

     Total impairment charges related to investments, including impairment charges related to goodwill, are included in the following table:

	Year Ended December 31,
Accounting Method	2003	2002	2001
Equity	$6.8	$20.0	$85.6
Consolidation	16.0	6.6	—
Cost	2.6	6.7	50.3

Total	$25.4	$33.3	$135.9

     Impairment charges related to equity method companies are included in Equity Loss on the Consolidated Statements of Operations. Impairment charges related to Consolidation method companies are included in Impairment on the Consolidated Statements of Operations. Impairment charges related to cost method companies are included in Other Income (Loss) on the Consolidated Statements of Operations.

Recoverability of Notes Receivable — Related Party

     A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis, we assess the recoverability of the loan, by reviewing the fair value of the collateral supporting the loan and estimating future cash flows discounted at the loan’s effective rate. We do not accrue interest when a note is considered impaired. All cash receipts from impaired notes are applied to reduce the principal amount of such note until the principal has been fully recovered, and is recognized as interest income thereafter.

     As of December 31, 2003, the value of the collateral pledged by Mr. Musser to secure the loan had an approximate value of $14.8 million compared to the loan’s carrying value of $11.9 million. The collateral pledged includes $6.7 million of publicly traded securities and $8.1 million of real estate. The publicly traded securities are valued using quoted market prices. The value of the real estate is based on an appraisal done by an independent real estate appraisal firm. We will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis.

     Total impairment charges on the related party note for the years ended December 31, 2003 and 2002 were $0.7 million and $11.4 million, respectively.

Income Taxes

     We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheet. We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that we believe recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance in a period, we must include an expense within the tax provision in the Consolidated Statements of Operations. We have recorded a valuation allowance to reduce our deferred tax asset to an amount that is more likely than not to be realized in future years. If we determine in the future that it is more likely than not that the net deferred tax assets would be realized, then the previously provided valuation allowance would be reversed.

Revenue Recognition

     During 2003, 2002 and 2001, CompuCom accounted for 90%, 93% and 94% of our consolidated revenues. During 2003, our remaining revenue was primarily attributable to Alliance, Pacific Title and Mantas. During 2002, our remaining revenue was primarily attributable to aligne and Lever8 (which were merged into Alliance in 2003).

     CompuCom recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. Generally for product sales, these criteria are met at the time of delivery to a common carrier. Service revenue is primarily billed based on hourly rates and is recognized ratably over the contractual period or as services are performed. Provision for estimated product returns, which historically have been immaterial, is made at the time the related revenue is recognized. Shipping and handling revenues are included in product revenues and costs are included in product costs. Accounting literature provides guidance to enable companies to determine whether revenue from the reselling of software licenses should be recorded on a “gross” or “net” basis. CompuCom believes that the facts and circumstances, particularly those involving pricing and credit risk indicate that the majority of its’ software license sales should be recorded on a “gross” basis. These facts include: CompuCom establishes the selling price to the customer; CompuCom has the responsibility to pay suppliers for all products ordered, regardless of when, or if they collect from their customers; CompuCom is solely responsible for determining the creditworthiness of their customers, thereby assuming all credit risk.

     CompuCom receives volume incentive dollars from certain vendors related to sales activity of certain products, which are recorded as a reduction of cost of sales when it is reasonably certain as to the amount of the earned incentive. These incentives are generally based on a particular quarter’s sales activity and are primarily formula based, but can fluctuate significantly on a quarterly basis.

     Alliance (including aligne and Lever8) generates revenue primarily from consulting services. Revenue is generally recognized upon the performance of services. Certain services are performed under fixed-price service contracts related to discrete projects. Revenue from these contracts are recognized using the proportional performance method, primarily based on the percentage that earned revenue to date compares to the estimated total revenue after giving effect to the most recent estimates of total revenue. Losses expected to be incurred on jobs in process are charged to income in the period such losses become known.

     Pacific Title generates revenue from film title and special effects service contracts. Revenue is recognized on a percentage of completion basis based on costs incurred to total estimated costs to be incurred. Any anticipated losses on contracts are expensed when identified. Pacific Title also generated revenue from manufacturing, installing and selling large format film projector systems. Revenue for projector systems was recognized when persuasive evidence of an arrangement existed, delivery and customer acceptance had occurred, the sales price was fixed and determinable and collectibility was reasonably assured.

     Mantas recognizes revenue from software licenses, post contract customer support (PCS) and related consulting services. Revenue from software license agreements and product sales are recognized upon delivery, provided that all of the following conditions are met: a non-cancelable license agreement has been signed; the software has been delivered; no significant production, modification or customization of the software is required; the vendor’s fee is fixed or determinable; and collection of the resulting receivable is deemed probable. In software arrangements that include rights to software products, hardware products, specified upgrades, PCS, and/or other services, Mantas allocates the total arrangement fee among each deliverable based on vendor-specific objective evidence.

     Revenue from maintenance agreements is recognized ratably over the term of the maintenance period, which is generally one year. Consulting and training services provided by Mantas that are not considered essential to the functionality of the software products are recognized as the respective services are performed.

     For Mantas’ software transactions that include significant production, development or customization, revenue is recognized using the percentage of completion method. Mantas measures progress toward completion by a reference to total costs incurred compared to total costs expected to be incurred in completing the development effort. Mantas’ revenue calculated using the percentage completion method is limited by the existence of customer acceptance provisions of contractually defined milestones and corresponding customer rights to refund for certain portions of the fee. In cases where acceptance provisions exist, Mantas defers revenue recognition until Mantas has evidence that the acceptance provisions have been met. When current cost estimates indicate a loss is expected to be incurred, the entire loss is recorded in the period in which it is identified.

Allowance for Doubtful Accounts

     Our allowance for doubtful accounts relates to trade and vendor accounts receivable, primarily at CompuCom. At December 31, 2003, CompuCom represents 86% of our accounts receivable balance before allowances for doubtful accounts. Note 20 of the Notes to Consolidated Financial Statements summarizes the activity in these accounts. CompuCom generates trade receivables from product and service sales to its clients. CompuCom generates vendor rebate receivables from its participation in certain manufacturers’ customer specific rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for the product and then claim a rebate from the manufacturer to reduce the final cost. These rebates are passed on to the customer in the form of a reduced sales price. The collection of these rebates from the manufacturers can take an extended period of time. Due to these vendor rebate programs, CompuCom’s initial cost of the product is often higher than the sales price CompuCom can obtain from its clients. The amounts due from manufacturers under such customer specific rebate programs are recorded as a reduction to Accounts Payable on the Consolidated Balance Sheets.

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

Commitments and Contingencies

     From time to time, we are a defendant or plaintiff in various legal actions, which arise in the normal course of business. Additionally, we have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for a further distribution to the fund’s limited partners (the “clawback”). We are also a guarantor of various third-party obligations and commitments, and are subject to the possibility of various loss contingencies arising in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of provision required for these contingencies, if any, which would be charged to earnings, is made after careful analysis of each individual issue. The required provision may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in the required provision could increase or decrease our earnings in the period the changes are made.

Net Results of Operations

     Our reportable segments include i) Strategic Companies, which includes those companies in which we maintain a controlling interest and are strategically and operationally engaged with the goal of accelerating value creation; ii) Non-Strategic (formerly referred to as Legacy in 2003 10-Qs) Companies in which we generally have less than a controlling interest or which do not directly fall within our strategic focus; and iii) CompuCom, which represents the results of our subsidiary, CompuCom.

     At December 31, 2003, we had ownership in 14 companies, which were classified into the following segments:

	Strategic	Non-Strategic
	Companies	Companies	CompuCom
Consolidated	Alliance Consulting(a)(100%) ChromaVision Medical Systems (60%) Mantas(b)(84%)	Pacific Title and Art Studio (84%) Tangram (58%)	CompuCom (58%)

Equity		eMerge Interactive (15%) Nextone (27%)
QuestOne (33%) Sanchez (23%)

Cost		Mobility Technologies (3%) Neuronyx (7%) RealTime Media (9%) Ventaira (formerly BatellePharma) (11%)

     (a) On January 1, 2003, aligne and Lever8 Solutions were merged into Alliance Consulting.

     (b) On October 1, 2003, SOTAS was merged into Mantas, Inc.

     The percentages above reflect our voting ownership at December 31, 2003. Although we own less than 20% of the voting stock of eMerge, we accounted for eMerge on the equity method as we believe we have the ability to exercise significant influence based on our representation on the company’s board of directors and other factors.

     We also account for our interests in some private equity funds under the equity method of accounting, based on our respective general and limited partner interests. These funds are included in the non-strategic segment. At December 31, 2003, we accounted for 11 funds under the equity method.

     In periods prior to 2003, our reportable segments were Strategic Private Company Operations, Public Company Operations (excluding CompuCom), CompuCom Operations and Other Private Company and Fund Operations. All prior periods have been restated to conform to the current-year presentation. The development of the current segments corresponds to the implementation of the refinement of our strategic focus announced in early 2003, and represents management’s view of our operations.

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

     Other items, which include corporate operations, our share of results of operations of disposed companies, goodwill amortization prior to January 1, 2002, and income taxes, are reviewed by management independent of segment results. Corporate expenses include the costs of providing operations and management support to our companies. Results of operations — dispositions includes the results for companies which were disposed of or ceased operations prior to the new segments being developed. Goodwill is no longer amortized as a result of the adoption of SFAS 142 effective January 2002.

     The Company’s operating results by segment are as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Strategic companies	$(44,931)	$(29,708)	$(13,433)
Non-strategic companies	35,417	(63,862)	(325,918)
CompuCom	13,197	19,002	9,599

Total segments	3,683	(74,568)	(329,752)

Other Items:
Corporate operations	(31,614)	(47,107)	(60,624)
Results of operations – dispositions	—	—	(77,818)
Goodwill amortization not included in segments above	—	—	(37,748)
Income tax (expense) benefit	(5,400)	(7,418)	6,842

Total other items	(37,014)	(54,525)	(169,348)

	(33,331)	(129,093)	(499,100)
Cumulative effect of change in accounting principle (a)	—	(21,390)	—

	$(33,331)	$(150,483)	$(499,100)

(a)	Related to an impairment charge in the Strategic segment under the transition provisions of SFAS 142.

Strategic Companies

     The strategic company segment includes the results of operations of the following companies:

Year Ended December 31,
2003	2002	2001
Consolidated	Agari (through June 2003) Alliance Consulting ChromaVision Mantas SOTAS (merged with Mantas in October 2003)	Agari
aligne (merged into Alliance
  in January 2003)
Alliance Consulting
  (since December 2002)
ChromaVision (since June 2002)
Lever8 Solutions (merged into
  Alliance in January 2003)
Mantas (since April 2002)
	SOTAS	Agari (since October 2001) aligne Lever 8 Solutions SOTAS

At December 31, 2003, we also accounted for two companies under the equity method of accounting.

The following table reflects the results of operations of the strategic company segment:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Revenue
Product sales	$9,732	$12,670	$9,280
Service sales	113,083	42,936	45,582
Other	125	31	—

Total revenue	122,940	55,637	54,862

Operating Expenses
Cost of sales – product	1,029	2,196	2,449
Cost of sales – service	75,056	26,475	33,576
Selling and service	47,525	30,087	11,988
General and administrative	24,285	17,731	11,926
Depreciation and amortization	10,290	7,227	1,304
Impairment	15,968	1,783	—

Total operating expenses	174,153	85,499	61,243

	(51,213)	(29,862)	(6,381)
Other income, net	92	15	—
Interest income	91	172	171
Interest and financing expense	(592)	(3,796)	(124)
Minority interest	6,691	7,388	745
Equity loss	—	(3,625)	(7,844)

	(44,931)	(29,708)	(13,433)
Cumulative effect of change in accounting principle	—	(21,815)	—

	$(44,931)	$(51,523)	$(13,433)

     Alliance Consulting was acquired in December 2002. Shortly after the acquisition, we merged two of our wholly owned subsidiaries, aligne and Lever8, into Alliance Consulting. Alliance Consulting is an information technology services and consulting firm that provides custom business intelligence solutions by leveraging domain expertise and extensive technical competency. Alliance Consulting architects, builds and delivers technology solutions for the Fortune 2000 market, offering business intelligence and data warehousing, packaged enterprise solutions, strategy, application development and integration, and managed services. Over its ten-year history, Alliance Consulting has developed considerable domain expertise in the pharmaceutical, financial services, manufacturing, healthcare, retail and distribution industries. Alliance Consulting has 10 offices in the U.S. and has approximately 600 employees and contractors. Alliance Consulting recognizes revenue upon the performance of services. Contracts for services are typically for one year or less. Alliance Consulting’s revenue potential is largely dependent upon spending for IT services and its ability to compete with both on-shore and off-shore providers.

     ChromaVision provides a proprietary, software-based microscope, imaging system, called ACIS or automated cellular imaging system, which aids pathologists in the analysis of various disease and conditions. ChromaVision places most of its ACIS units with users on a “fee-per-use” basis. Revenue is recognized based on the greater of actual usage fees or the minimum monthly rental fee specified in the contract with the customer. Revenue on product sales is recognized upon acceptance by the customer subsequent to a testing and evaluation period. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically 12 months. ChromaVision’s existing offering is centered around diagnostic testing, primarily for breast cancer. Future revenue will be impacted by ChromaVision’s ability to expand its tests to other cancer therapies, expand its’ offerings to include lab services and to partner with pharmaceutical industry drug developers in defining target therapies for specific, identifiable markers. While ChromaVision is currently viewed as a market leader, it will face increasing competition from competitors in its existing and expansion markets.

     Mantas provides next-generation analytic applications for the global financial services and telecommunications markets. Mantas’ products are used by global leaders to comply with major industry regulations, such as the USA PATRIOT Act. All of Mantas’ financial services products are based on its Behavior Detection Platform that encompasses proprietary analytical techniques to provide applications for anti-money laundering, compliance fraud management and revenue assurance. During the fourth quarter of 2003, SOTAS, a majority-owned subsidiary, was merged into Mantas, joining complementary technologies, target markets, development capabilities and ultimately customer value propositions. Mantas recognizes revenue from software licenses, post-contract customer support and related consulting services under contracts ranging from one to three years. Mantas is a market leader in behavior technology for the financial services and telecommunications industries. Its ability to grow will be largely influenced by its ability to enhance its technology, and to expand it to new tiers of the financial services and telecommunications markets, including markets overseas, as well as new vertical markets. Mantas faces significant competition from large consulting firms and software development businesses.

     These companies all incurred losses in 2003 and may need additional capital to fund their operations. If we decide to not provide sufficient capital resources to allow them to reach a cash flow positive position, and these companies are unable to raise capital from outside resources, then they may need to scale back their operations. If Alliance Consulting and Mantas meet their business plans for 2004 and the related milestones established by us, we believe they will have sufficient cash to fund their operations for at least the next twelve months. In February 2004, we funded $5 million to ChromaVision, and ChromaVision may seek additional capital to support its expanded business opportunities discussed above.

     There is intense competition in the markets in which these companies operate, and we expect competition to intensify in the future. Additionally, the markets in which these companies operate is characterized by rapidly changing technology, evolving industry standards, frequent new products and services, shifting distribution channels, evolving government regulation, frequently changing intellectual property landscapes and changing customer demands. These companies’ future success depends on each company’s ability to execute their business plan and to adapt to their respective rapidly changing markets.

Revenue.

     2003 vs. 2002. The $67.3 million or a 121.0% increase in revenue in 2003 as compared to 2002 is primarily attributable to the inclusion of revenue for Alliance Consulting, which was acquired in December 2002. The net impact of consolidating Alliance Consulting’s revenues subsequent to its acquisition, partially offset by a decline in revenue at aligne and Lever8 in 2003 compared to the 2002 period, accounted for $59.1 million of the increase. The decline at aligne and Lever8 is due to reduced demand for IT services and market softness in early 2003, and reflects competitive challenges in the outsourcing advisory unit, a decline in the IBM mid-range services and the associated restructuring of that unit. A total of $6.3 million of the increase relates to revenue at ChromaVision. ChromaVision’s revenue is included in our consolidated operating results subsequent to our acquiring a controlling interest in June 2002. ChromaVision’s revenue for the year ended December 31, 2003 increased approximately $2.7 million or 29% over revenue for the full year ended December 31, 2002 due primarily to an increase in ACIS placements, partially offset by a decrease in average monthly revenue for ACIS placements and remote viewing stations. A total of $2.1 million of this increase relates to an increase in revenue at Mantas, partially offset by a decrease in revenue at SOTAS due to softness in the telecommunications sector. Mantas’ revenue is included in our consolidated operating results subsequent to our acquiring a controlling interest in April 2002.

     2002 vs. 2001. Revenue increased $0.8 million or 1.4% in 2002 as compared to 2001. This increase was attributable to an increase in revenue at SOTAS of $2.6 million and $15.7 million due to the inclusion of revenue for Mantas, ChromaVision and Alliance Consulting in 2002 subsequent to consolidating their results. Partially offsetting the increase is a $17.6 million decline in consulting revenue at aligne and Lever8 in 2002 compared to 2001. The decrease was due to reduced demand for IT services and continued market softness.

Cost of Sales.

     2003 vs. 2002. The $47.4 million or a 165.4% increase in cost of sales in 2003 as compared to 2002 is primarily attributable to the inclusion of cost of sales for Alliance Consulting, which was acquired in December 2002. The net impact of consolidating Alliance costs of sales subsequent to its acquisition, partially offset by a decline in cost of sales at aligne and Lever8 in 2003 compared to the 2002 period, accounted for $40.2 million of the increase. The decline at aligne and Lever8 is due to the decline in revenue. A total of $6.4 million of the increase relates to the increase in revenue at Mantas.

     2002 vs. 2001. Cost of sales decreased $7.4 million or 20.4% in 2002 as compared to 2001. Of this decrease, $11.9 million relates to the decline in consulting revenue at aligne and Lever8 in 2002 compared to 2001. The decrease was partially offset by an increase of $5.5 million due to the inclusion of cost of sales for Mantas, ChromaVision and Alliance Consulting in 2002 subsequent to consolidating their results.

Selling and Service and General and Administrative.

     2003 vs. 2002. The $23.4 million or 50.2% increase in 2003 as compared to 2002 is primarily attributable to the inclusion of expenses for Alliance Consulting, which was acquired in December 2002. The net impact of consolidating Alliance Consulting subsequent to its acquisition, partially offset by a decline in selling and service expense at aligne and Lever8 in 2003 compared to the 2002 period, accounted for $16.4 million of the increase. A total of $6.8 million of the increase relates to expenses at ChromaVision. ChromaVision’s expenses are included in our consolidated operating results subsequent to our acquiring a controlling interest in June 2002. ChromaVision’s selling, general and administrative expenses for the year ended December 31, 2003 increased approximately $0.3 million over these same expenses for the full year ended December 31, 2002. These increases were partially offset by a decline of $3.6 million at Agari, which ceased operations in July 2003.

     2002 vs. 2001. Selling and service and general and administrative expenses increased $23.9 million or 99.9% in 2002 as compared to 2001. Of this increase, $22.5 million relates to the inclusion of expenses for Mantas, ChromaVision and Alliance Consulting in 2002 subsequent to consolidating their results.

Impairment.

     In accordance with SFAS 142, we completed our annual impairment review of goodwill in the fourth quarter of 2003. We engaged a third party valuation firm to assist us in determining the fair value of Alliance Consulting. The fair value was determined by using a discounted cash flow approach and by reviewing the valuation of comparable public companies and the valuation of acquisitions of similar companies. The fair value of Alliance Consulting was then compared to the carrying value, indicating that an impairment may exist.

     The fair value of Alliance Consulting was then allocated to the assets and liabilities of Alliance Consulting. This amount was then deducted from the total fair value of Alliance Consulting to determine the implied fair value of goodwill. Because the carrying value of the goodwill exceeded its implied fair value, we reported a $16.0 million impairment charge.

Interest and Financing Expense.

     Included in interest and financing expense in 2002 is $0.5 million of accretion and a $2.7 million charge for a write-off of the unamortized discount on ChromaVision’s Series D Preferred Stock. These shares were converted into Common Stock in August 2002, which eliminated charges for accretion of the Series D Preferred Stock in subsequent periods.

Equity Loss.

     Included in equity loss for 2002 and 2001 is $3.6 million and $7.4 million related to our share of ChromaVision’s and Mantas’ results of operations. We acquired a controlling interest in ChromaVision in June 2002 and Mantas in April 2002. As a result, we consolidated ChromaVision’s and Mantas’ results starting in the second quarter of 2002.

Cumulative Effect of Change in Accounting Principle.

     In connection with the transitional impairment test performed upon the adoption of SFAS 142, we were required to test existing goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002. We completed the required testing during the second quarter of 2002. As a result, we recorded a $21.8 million goodwill impairment loss shown as a cumulative effect of change in accounting principle.

Net Loss.

     Included in net loss for the years ended December 31, 2003, 2002 and 2001 was $2.4 million, $6.2 million and $1.9 million, respectively, related to the operations of Agari, which was shut down in July 2003.

Non-Strategic Companies

     The non-strategic companies segment includes the results of operations of the following companies:

Year Ended December 31,
	2003	2002	2001
Consolidated	Pacific Title	Pacific Title and Art Studio	Pacific Title
	and Art Studio	Aptas (through March 2002)	and Art Studio
	Tangram	Tangram	(since August 2001)
	Protura Wireless	Protura Wireless	Aptas
	(through June 2003)		(since October 2001)
Tangram

Equity	4	6	14
(Number of companies as of the end of the period reported)

     We also account for our interests in some private equity funds under the equity method of accounting, based on our respective general and limited partner interests. At December 31, 2003, we accounted for 11 funds under the equity method.

     The following table reflects the results of operations of the non-strategic segment:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Revenue	$44,182	$58,759	$55,026
Operating expenses	40,276	71,918	56,239

	3,906	(13,159)	(1,213)
Other income (loss), net	48,618	(5,594)	(41,332)
Interest income	16	37	56
Interest and financing expense	(163)	(970)	(357)
Minority interest	63	2,784	(188)
Equity loss	(17,023)	(46,960)	(282,884)

	$35,417	$(63,862)	$(325,918)

Introduction.

     Revenue for the non-strategic segment, which includes Pacific Title and Art Studio and Tangram, is derived from software license sales of Tangram’s asset tracking software, software maintenance contracts, post-contract customer support, consulting services and Pacific Title and

Arts Studio’s film title and special effects services. The non-strategic segment also includes management companies of private equity funds, which derive revenue from management fees. We sold our interest in these private equity funds in August 2003 and December 2002. We sold our interest in Tangram in February 2004.

Revenue.

     2003 vs. 2002. The $14.6 million or 24.8% decline in revenue is primarily attributable to the sale of our interest in two private equity fund management companies in August 2003 and December 2002, which contributed to $21.9 million of the decline. This decrease is partially offset by an increase in revenue at Pacific Title and Arts Studio of $10.0 million, in 2003 as compared to the prior year period, of which $2.7 million of the increase is related to a portion of the business which is no longer actively marketed or supported. The increase in revenue at Pacific Title is primarily attributable to increased capacity for film title and special effects services and increased demand for its services.

     2002 vs. 2001. The $3.7 million or 6.8% increase in revenue is primarily attributable to the inclusion of a full year of revenue at Pacific Title, subsequent to consolidating their results in August 2001. Partially offsetting this increase is a decline of $3.4 million in revenue related to operations at Tangram. Tangram attributes the decline to extended sales cycles resulting from increased vendor disarray and confusion in the Information Technology Asset Management market, as well as the continued economic downturn, coupled with the shrinking IT budgets of current and potential clients. A total of $2.8 million of the decline is related to a decline in management fees charged to private equity funds.

Operating Expenses.

     2003 vs. 2002. The $31.6 million or 44.0% decline in operating expenses primarily relates to the sale of our interest in two private equity fund management companies in August 2003 and December 2002. These management companies account for $22.1 million of the decline. An additional $5.3 million of the decline is due to Aptas which was sold in 2002 and Protura which ceased operations in July 2003, and $4.8 million of impairment charges related to Aptas and Protura recorded in 2002. Partially offsetting the decline is an increase in operating expenses at Pacific Title related to an increase in direct costs as compared to the prior period.

     2002 vs. 2001. The $15.7 million or 27.9% increase in operating expenses is mainly attributable to the inclusion of a full year of expenses at Pacific Title subsequent to consolidating their results in August 2001. A total of $3.6 million of the increase is attributable to consolidating the results of Protura Wireless effective with its acquisition in January 2002. Partially offsetting the increase is a decline of $2.7 million relating to operations at Tangram. This decline is mainly a result of lower spending associated with personnel costs and travel related costs resulting from lower consulting services revenue. During 2002, Tangram effected a restructuring plan designed to reduce its cost structure by consolidating its development staff and closing its facility in Malvern, PA, downsizing its corporate facility, and reducing its workforce. A decline of $3.2 million is attributable to a reduction in costs to manage private equity funds and $4.8 million of the increase is related to impairment charges related to Aptas and Protura in 2002.

Other Income (Loss), Net.

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Gain on sale of companies, net	$50,808	$13,400	$20,761
Distribution from private equity funds	—	486	—
Unrealized gain (loss) on Tellabs and related forward sale contracts, net	—	1,509	(11,674)
Unrealized gains (losses) on other trading securities	301	(14,572)	(149)
Impairment charges	(2,494)	(6,658)	(50,270)
Other	3	241	—

	$48,618	$(5,594)	$(41,332)

     During 2003, we sold or liquidated our interests in certain companies including DocuCorp, Internet Capital Group, Kanbay and Pac-West for aggregate net cash proceeds of $71.6 million and recorded gains of $50.8 million.

In 2003, we also received $4 million in distributions from our private equity funds. Also included in gain on sale of companies is a $3.0 million gain related to proceeds received in 2003 for a company sold by us in 1997.

     During 2002, we sold or liquidated our interests in certain companies and funds including Palm, Allied, Puralube, Aptas, iMedium and the Greenhill Fund for aggregate net cash proceeds of $30.6 million and recorded gains of $4.4 million. Also included in gain on sale of companies is $9.0 million related to the release of escrowed proceeds from the sale of a private company in 2000.

     During 2001, the Company exchanged all of its holdings in ThinAirApps and Atlas Commerce for shares of Palm and Verticalnet, respectively. The Company recorded aggregate gains of $17.9 million on these transactions. We also sold or liquidated several other companies, and sold all or a portion of our interests in two private equity funds for aggregate net proceeds of $111.7 million and recorded aggregate gains of $2.9 million.

     Unrealized loss on other trading securities in 2003 and 2002 primarily reflect the adjustments to the fair value of our holdings in Verticalnet. Unrealized loss on other trading securities in 2001 primarily reflects the adjustments to the fair value of our holdings in Palm, Surefire Commerce and Verticalnet.

     Impairment charges reflect certain equity holdings judged to have experienced an other than temporary decline in value.

Equity Loss.

     Equity loss fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies and the net results of operations of these companies. We recognize our share of losses to the extent we have cost basis in the equity investee, or we have outstanding commitments or guarantees. Equity loss consisted of the following:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Share of our equity method non-strategic companies’ results of operations	$(663)	$(5,864)	$(195,771)
Share of private equity funds’ results of operations	(9,591)	(21,090)	(42,588)
Impairment charges	(6,769)	(20,006)	(44,525)

	$(17,023)	$(46,960)	$(282,884)

     2003 vs. 2002. The decrease in equity loss in 2003 as compared to 2002 is primarily due to a $13.2 million decrease in impairment charges, which is attributable to a $5.2 million decline in impairment charges on our investments in private equity funds and an $8.0 million to companies in which we no longer have an ownership interest. Also contributing to the decline in equity loss is a $5.2 million decline in our share of non-strategic company results of this decline, $5.4 million is related to companies in which we no longer have an ownership interest and $2.6 million is related to companies whose carrying value was reduced to zero. These declines were partially offset by the inclusion in 2003 of $3.3 million related to the recognition of our share of Sanchez’s loss. Sanchez’s 2003 results included a $9.5 million impairment charge related to an acquisition Sanchez completed in 2002. The remaining decrease in equity loss is due to a decline in our share of private equity funds, which is attributable to a reduction in realized losses recorded by the funds.

     2002 vs. 2001. Equity loss in 2001 includes $136.5 million related to Internet Capital Group. As of December 31, 2001, as a result of recording our share of Internet Capital Group’s losses, our carrying value was reduced to $0. Excluding equity loss attributable to Internet Capital Group, our share of non-strategic companies results declined $53.4 million in 2002. Of this decline, $32.4 million related to companies in which we no longer have an ownership interest and $18.5 million related to companies whose carrying values had been reduced to $0. Impairment charges declined $24.5 million, $21.3 million of which is attributable to companies in which we no longer had an ownership interest.

CompuCom

     The following table reflects the results of operations of the CompuCom segment:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Revenue
Product sales	$1,158,312	$1,269,112	$1,533,567
Service sales	296,808	301,977	281,922

Total revenue	1,455,120	1,571,089	1,815,489

Cost of sales — product	1,076,103	1,164,685	1,389,417
Cost of sales — service	204,719	200,002	182,090
Other operating expenses	152,529	175,298	225,896

Total operating expenses	1,433,351	1,539,985	1,797,403

	21,769	31,104	18,086
Interest income	1,114	1,947	4,104
Interest and financing expense	(1,395)	(2,424)	(7,412)
Minority interest	(8,291)	(11,625)	(5,179)

	13,197	19,002	9,599
Cumulative effect of change in accounting principle	—	425	—

	$13,197	$19,427	$9,599

     CompuCom’s product revenue is derived from procurement services CompuCom offers to its clients, providing them with a single point of contact for multi-vendor technology acquisition and support. CompuCom’s service revenue is derived primarily from IT outsourcing services, IT consulting and system integration services, complex configuration and imaging services, vendor warranty contracts, software agency fees and services provided in support of certain manufacturers’ direct fulfillment initiatives.

Revenue

     2003 vs. 2002. Revenue, which consists of product revenue and service revenue decreased $116.0 million or 7.4% in 2003 as compared to 2002. Of the total decrease, $110.8 or 8.7% is attributable to product revenue and $5.2 million or 1.7% is attributable to service revenue. CompuCom believes that economic conditions relative to technology procurement continue to hamper the demand for the products they sell mainly to their Fortune 1000 client base. As a result, product purchases and IT projects continue to be delayed, downsized or cancelled. The decrease in the software portion of total product revenue is attributable to higher than normal spending in 2002 by CompuCom’s clients due to announced changes in licensing programs of a certain software provider, which resulted in increased demand for those licenses. However, this decrease was partially offset as a result of the expansion of CompuCom’s product offerings and client base relative to software. CompuCom believes the decrease in service revenue was primarily due to declines in services related to the sale of product, services provided in support of certain manufacturers’ direct fulfillment initiatives and in IT outsourcing services. These declines were partially offset by an increase in CompuCom’s application staff augmentation services.

     2002 vs. 2001. Total revenue decreased $244.4 million or 13.5% in 2002 as compared to 2001. Of the total decline, $264.5 or 17.2% is attributable to product revenue, partially offset by an increase in service revenue of $20.1 million or 7.1%. CompuCom believes general economic conditions continue to hamper demand for the products they sell, mainly from their Fortune 1000 client base. As a result of this economic slowdown, product purchases and IT projects were delayed, downsized or cancelled. In addition, CompuCom believes product revenue was negatively impacted by certain clients electing to purchase product directly from manufacturers, as well as by increased competition from other direct marketers. CompuCom attributes the increase in service revenue primarily to services directly related to acquisitions completed in 2001, offset by a decline in field engineering and product-related services.

Cost of Sales/Gross Margin

     2003 vs. 2002. Product gross margin for 2003 was 7.1% as compared to 8.2% for 2002. CompuCom believes the decrease in product gross margin as a percentage of product revenue was primarily due to a decrease in volume incentive dollars received from suppliers, as well as an increase in the mix of lower margin software revenue relative to total product revenue and continued pricing pressure. Service gross margin for the year ended December 31, 2003 was 31.0% as compared to 33.8% for the year ended December 31, 2002. CompuCom attributes the decline in service gross margin primarily to the result of a relative increase in their lower margin application staff augmentation revenue, a decrease in higher margin services provided in support of certain manufacturers’ direct fulfillment initiatives, and the impact of pricing pressure on their IT outsourcing and IT consulting services.

     Due to economic and competitive conditions, CompuCom expects to experience continued pressure on both revenue and gross margin, the result of which may be to report both lower revenue and gross margin dollars, as well as lower gross margin percentage when compared to the comparable prior year period.

     2002 vs. 2001. Product gross margin was 8.2% in 2002 as compared to 9.4% for 2001. CompuCom believes the decrease was primarily due to an increase in the proportion of lower margin software revenue relative to total product revenue as well as more aggressive pricing in certain circumstances. Service gross margin for the year ended December 31, 2002 was 33.8% as compared to 35.4% for the year ended December 31, 2001. CompuCom attributes this decline to pricing pressure on their service offerings.

Other Operating Expenses

     Other operating expenses decreased 13.0% in 2003 as compared to 2002 and 22.4% for 2002 as compared to 2001. CompuCom attributes these declines to its own cost management efforts related to selling and service expenses and general and administrative expenses, including personnel and related costs and infrastructure costs reductions, as well as certain occupancy-related expenses and costs that vary directly with revenue.

Interest Income

     Interest income decreased for the year ended December 31, 2003 as compared to the prior years presented. CompuCom attributes the decline to the impact of a decrease in interest earned on available cash, primarily as a result of a decline in interest rates.

Interest and Financing Expense

     Interest and financing expense decreased for the year ended December 31, 2003 as compared to the prior years presented. CompuCom attributes the decline in 2003 primarily to lower interest costs incurred as a result of lower effective interest rates. CompuCom attributes the decline in 2002 primarily to their continued improvement in working capital management, lower financing requirements due primarily to the decline in product revenue and a decrease in effective interest rates in 2002.

Other Items

     Other items include corporate operations and income taxes and are reviewed by management independent of segment results. Corporate expenses include the costs of providing operations and management support to our companies.

Corporate Operations

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
General and administrative costs, net	$(18,999)	$(20,448)	$(41,316)
Stock-based compensation	(2,432)	(3,421)	(673)
Depreciation and amortization	(260)	(1,024)	(2,187)
Interest income	2,090	6,104	12,112
Interest expense	(11,418)	(16,895)	(26,345)
Impairment – related party	(659)	(11,434)	—
Other	64	11	(2,215)

	$(31,614)	$(47,107)	$(60,624)

     General and Administrative Costs, Net. Our general and administrative expenses consist primarily of employee compensation, outside services such as legal, accounting and consulting, and travel-related costs. The decline of general and administrative expenses over the three years presented is due to certain cost reduction efforts undertaken during 2001, including reduced employee-related costs and the reduction in the use of outside consulting services.

     Stock Based Compensation. Stock based compensation consists primarily of amortization expense related to grants of restricted stock to employees. This expense decreased in 2003 versus 2002 since more restricted stock vested in 2002.

     Interest Income. Interest income includes all interest earned on available cash balances as well as any interest income associated with any outstanding notes receivable to Safeguard. The decline of interest income over the three years presented is primarily attributable to lower interest rates earned on invested cash balances as a result of the declining interest rate environment. Included in interest income during 2002 and 2001, is interest recorded on a note receivable from a related party. In January 2003, the note went into default and we will not record interest income on the note until the carrying value is paid in full.

     Interest Expense. Interest expense is primarily related to the interest payments on our $200 million, 5% subordinated convertible debt due 2006. The decline of interest expense over the three years presented is primarily due to the elimination of accretion of the obligation and amortization of the cost of the two forward sale contracts on our Tellabs holdings which were settled in March and August of 2002. Also included in interest expense is interest on the mortgage for our corporate headquarters, which was sold in October 2002. Additionally, costs associated with our outstanding revolving credit facility are included in 2001 with no similar expenses in 2002 and 2003 since we did not have outstanding borrowings in these years.

     As further discussed in Liquidity and Capital Resources, in February 2004 we completed the sale of $150 million of 2.625% convertible senior debentures due 2024. We intend to use all of the net proceeds of this offering of approximately $146 million to retire a majority of the 2006 Notes by redemption or by one or more privately negotiated transactions. Total interest payments on the 2024 Notes of $3.9 million per year are payable semi-annually.

     Impairment – related party. In May 2001, we entered into a loan agreement with Mr. Musser, our former CEO. In the fourth quarter of 2002, we impaired the loan by $11.4 million to the estimated value of the collateral that we held at that date. The carrying value of the collateral we held at December 31, 2002 was approximately $14.5 million. In the first quarter of 2003, we impaired the loan by $0.7 million to the estimated value of the collateral that we held at that date. The carrying value of the collateral we held at March 31, 2003 was approximately $13.8 million. We will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis.

Income Tax (Expense) Benefit.

     Our consolidated income tax expense recorded for the year ended December 31, 2003 was $5.4 million, net of a recorded valuation allowance of $19.4 million. Of the $5.4 million of income tax expense, $5.2 million was generated by CompuCom, which is not consolidated for income tax purposes, and $0.2 million relates to state income tax expense generated by subsidiaries in jurisdictions where the company has no offsetting tax attributes. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years.

Liquidity And Capital Resources

     We funded our operations with proceeds from sales of and distributions from affiliates, sales of available-for-sale and trading securities, sales of non-strategic assets and, in 2002, a tax refund. Other sources of liquidity which have been utilized by us in prior periods include sales of Safeguard equity, issuance of Safeguard debt or operating cash flow from our wholly owned business and IT service companies. Our ability to generate liquidity from sales of affiliates and Safeguard equity issuances has been adversely affected by the decline in the US markets and other factors.

Parent Company

     Parent Company includes Safeguard and its wholly-owned subsidiaries, including Alliance Consulting.

     As of December 31, 2003, at the parent company level, we had $123 million of cash and cash equivalents, $1 million of restricted cash and $7 million of short-term investments, for a total of $131 million. In addition, our majority-owned subsidiaries had cash and cash equivalents of $95 million.

     Proceeds from sales of and distributions from companies and funds were $39 million in 2003, $25 million in 2002 and $102 million in 2001. Proceeds from sales of available-for-sale and trading securities were $39 million in 2003, $13 million in 2002 and $19 million in 2001.

     In May 2003, we renewed our revolving credit facility that provides for borrowings, issuances of letters of credit and guarantees of up to $25 million. Borrowing availability under the facility is reduced by the face amount of outstanding letters of credit and guarantees. This credit facility matures in May 2004 and bears interest at the prime rate (4.0% at December 31, 2003) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125% which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to two times any outstanding amounts under the facility. This facility provides us additional flexibility to implement our strategy and support our companies. As of December 31, 2003, we provided guarantees related to two strategic companies’ credit facilities that allowed for borrowing of up to $13 million, of which $4.7 million was outstanding as of December 31, 2003. As of December 31, 2003, there was $12 million available under the facility. We intend to renew this facility upon its maturity.

     The transactions we enter into in pursuit of our strategy could impact our liquidity at any point in time. As we seek to acquire technology-related companies, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in companies that are no longer strategic, we may receive proceeds from such sales which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.

     In May 2001, we entered into a $26.5 million loan agreement with Mr. Musser, the former CEO of Safeguard. The loan bears interest at an annual default rate of 9% and became payable on a limited basis on January 1, 2003. Safeguard sent Mr. Musser a demand notice in January 2003 and, when no payment was received, a default notice. In conjunction with the original loan, Mr. Musser granted us security interests in securities and real estate as collateral. Based on the information available to us, we concluded that Mr. Musser may not have sufficient personal assets to satisfy the outstanding balance due under the loan when the loan becomes full recourse against Mr. Musser on April 30, 2006. In the fourth quarter of 2002 and first quarter of 2003, we impaired the loan by $11.4 million and $0.7 million, respectively, to the estimated value of the collateral that we held at that date. The carrying value of the loan at December 31, 2003 was $11.9 million, and the value of the underlying collateral was approximately $14.8 million.

     In connection with our ownership interests in certain companies, we have guarantees associated with various forms of debt including lines of credit, term loans, equipment leases and mortgages. Of our total guarantees of $18 million at December 31, 2003, a total of $13 million relates to guarantees of our consolidated companies under our revolving credit facility. A total of $6 million of debt associated with our guarantees has been recorded on the consolidated companies’ balance sheets and is therefore reflected in the Company’s Consolidated Balance Sheets at December 31, 2003. Additionally, we have committed capital of approximately $29 million, including commitments made in prior years to various companies, to be funded over the next several years, including approximately $8 million, which is expected to be funded in the next year.

     We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for further distribution to the fund’s limited partners (the “clawback”). Assuming the funds in which we are a general partner are liquidated or dissolved on December 31, 2003 and, assuming for these purposes the only distributions from the funds are equal to the carrying value of the funds on the December 31, 2003 financial statements, the maximum clawback we would be required to return for our general partner interest is $6 million. Management estimates its liability to be approximately $4 million, which is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

     Our ownership in the general partner of the funds which have potential clawback liabilities range from 19-30%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. The funds have taken several steps to reduce the potential liabilities should other general partners default, including withholding all general partner distributions and placing them in escrow and adding rights of set-off among certain funds. We believe our liability under the default of other general partners is remote.

     At December 31, 2003, we have outstanding $200 million of 5% convertible subordinated notes due June 15, 2006 (the 2006 Notes). In February 2004, we completed the sale of $150 million of 2.625% convertible senior debentures due March 15, 2024 (the 2024 Notes). We intend to use all of the net proceeds of this offering of approximately $146 million to retire a majority of the 2006 Notes by redemption or by one or more privately negotiated transactions. As of March 12, 2004, we have repurchased $84 million of face value of 2006 Notes.

     Interest on the 2006 Notes is payable semi-annually. The 2006 Notes are redeemable in whole or in part at our option for a maximum of 101.67% of face value depending on the date of redemption and subject to certain restrictions. At the note holders’ option, the notes are convertible into our common stock. The conversion rate of the notes at December 31, 2003 was $24.1135 of principal amount per share. The closing price of our common stock on December 31, 2003 was $4.04. The note holders may also require repurchase of the notes upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control.

     Total interest payments on the 2024 Notes of $3.9 million per year are payable semi-annually. At the note holders’ option, the notes are convertible into our common stock. The conversion rate of the notes at March 8, 2004 was $7.2174 of principal amount per share. The closing price of our common stock on March 8, 2004 was $3.95. The note holders may require repurchase of the notes on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. The note holders may also require repurchase of the notes upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the 2024 Notes commencing March 20, 2009.

     The 2024 Notes also provide that if we sell an interest in a company that is not strategic, and the aggregate book value of that interest, when added to the aggregate book value of all such interests sold in the preceding 12 months, exceeds $50 million, we will:

(i)	place in escrow and pledge to the trustee an amount equal to our interest obligations on the 2024 Notes through March 2009;

(ii)	apply, within one year after such sale, an amount equal to the lesser of (a) the outstanding principal amount on the 2006 Notes or (b) 50% of remaining cash proceeds after (i) is satisfied, to repurchase our outstanding 2006 Notes. If this amount is less than $20 million and the outstanding balance of the 2006 Notes exceeds $20 million, we will use 50% of cash proceeds from the subsequent sales of non-strategic companies to repurchase 2006 Notes until the aggregate amount equals $20 million. We may use our common stock to satisfy these repurchase obligations during the one-year period.

     The aggregate book value of all of our companies that are not strategic was $210 million at December 31, 2003.

     We believe, through the execution of our stated strategy, including business growth at our subsidiaries and the sale from time to time of various holdings, we will have the ability to repurchase or refinance the remaining balance of the 2006 Notes prior to their due date.

     Based on the above discussion, we believe our cash and cash equivalents at December 31, 2003 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for the next twelve months, including commitments to our existing companies, our current operating plan to acquire interests in new companies and our general corporate requirements.

     Alliance Consulting, which is included in the parent company, has an outstanding credit facility that provides for borrowings of up to $10 million as of December 31, 2003. The revolving credit facility matures in September 2004. As of December 31, 2003, outstanding borrowings under this facility were $4.7 million.

Analysis of Parent Company Cash Flows

     Cash (Used In) Provided by Operating Activities

     2003 vs. 2002. Cash used in operating activities was $29 million in 2003 versus cash provided by operating activities in 2002 of $30 million. The change of $59 million is primarily attributable to collection of an income tax receivable in 2002 of $63 million with no corresponding collection in 2003.

     2002 vs. 2001. Cash provided by operating activities in 2002 includes collection of an income tax receivable of $63 million. Excluding this tax receivable, cash used in operating activities in 2002 was $33 million versus $31 million for 2001.

     Cash (Used In) Provided by Investing Activities

     Cash used in investing activities primarily reflects the acquisition of ownerships interests in companies from third parties, partially offset by proceeds from the sales of non-strategic assets and private equity funds.

     2003 vs. 2002. Cash provided by investing activities was $40 million in 2003 versus cash used in investing activities in 2002 of $75 million. The change of $115 million is due to a decrease of $73 million in acquisitions and ownership interests in companies, funds and subsidiaries, primarily attributable to the purchase of Alliance in 2002 for $55 million. Additionally, proceeds from sales of assets increased $40 million as we continued to focus on exiting non-strategic assets.

     2002 vs. 2001. Cash used in investing activities was $75 million in 2002 versus cash provided by investing activities in 2002 of $82 million. The change of $157 million is due to a decrease of $83 million in proceeds from sales and distributions by private equity funds. Additionally, acquisitions and ownership interests in companies, funds and subsidiaries, increased $40 million in 2002 compared to 2001. This increase was primarily attributable to the purchase of Alliance in 2002 for $55 million. Also, there was a $87 million decrease in restricted cash and short-term investments. This decrease was due to the maturities of $51 million of commercial paper and the release of $35 million of cash that was restricted under a guarantee arrangement.

     Cash (Used In) Provided by Financing Activities

     2003 vs. 2002. Cash used in financing activities was $1 million in 2003 versus $15 million in 2002. The 2002 period includes the pay down of long-term debt of $13.2 million as a result of the sale of our corporate campus in 2002.

     2002 vs. 2001. Cash used in financing activities was $15 million in 2002 versus cash provided by financing activities of $3 million in 2003. The change is primarily due to the pay down, in 2002, of long-term debt associated with the sale of our corporate campus.

     CompuCom

     CompuCom maintains separate, independent financing arrangements, which are non-recourse to us and are secured by certain assets of CompuCom. CompuCom’s working capital requirements are generally funded through financing arrangements and internally generated funds.

     At December 31, 2003, CompuCom has a $25 million working capital facility and a $50 million receivables securitization facility. The working capital facility has an April 2004 maturity date, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects to extend or renew the working capital facility. Availability under the facility is subject to a borrowing base calculation. As of December 31, 2003, availability under the working capital facility was $25 million with no outstanding amounts. Terms of the facility limit the amounts available for capital expenditures and dividends.

     The securitization facility’s pricing is based on a designated short-term interest rate plus an agreed upon spread. Amounts outstanding as sold receivables as of December 31, 2002 consisted of two certificates totaling $60 million. Within the context of the securitization, each certificate is issued from a separate facility, each facility set at $50 million. One $50 million facility, which matured in October 2003, had one certificate issued for $50 million. Consistent with CompuCom’s financing requirements, this facility was not renewed. As of December 31, 2003, the other $50 million facility, with an October 2005 maturity date, had one certificate issued for $10 million. Both facilities are subject to CompuCom’s compliance with selected financial covenants. The weighted-average interest rate on borrowings was approximately 2.7% in 2003.

     CompuCom’s liquidity is impacted by the dollar volume of certain manufacturers’ customer specific rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and then claim a rebate from the manufacturer to reduce the final cost. These rebates are then passed on to the customer in the form of a reduced sales price. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom’s initial cost for the product is often higher than the sales price CompuCom can obtain from its clients. These programs have been at times a material factor in CompuCom’s financing needs. As of December 31, 2003 and 2002, CompuCom was owed approximately $18.6 million and $18.5 million, respectively, under these vendor rebate programs. These outstanding amounts are included as a reduction to Accounts Payable on the Consolidated Balance Sheets and a reduction of Cost of Sales in the Consolidated Statements of Operations.

     In addition, CompuCom participates in certain programs provided by various suppliers that enable it to earn volume incentive dollars. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction to cost of sales when earned. CompuCom also receives vendor reimbursements that offset certain training, promotional and marketing costs incurred by CompuCom. These amounts are recorded as Accounts Receivable on the Consolidated Balance Sheets, and any amounts received in excess of the actual amounts incurred are recorded as a reduction of Cost of Sales in the Consolidated Statements of Operations. As of December 31, 2003 and 2002, CompuCom was owed approximately $2.6 million and $3.3 million, respectively, under these supplier incentive programs.

     CompuCom’s ability to make distributions to its shareholders is limited by restrictions in CompuCom’s financing agreements and CompuCom’s working capital needs. We do not consider CompuCom’s liquidity to be a source of liquidity to us.

     Other Consolidated Subsidiaries

     Mantas, ChromaVision and Pacific Title have outstanding credit facilities that provide for borrowings of up to $9 million as of December 31, 2003. Two of the revolving credit facilities totaling $7 million mature in February 2004, and $2 million matures in July 2004. The February 2004 facility of $3.0 million has been extended for one year. As of December 31, 2003, there were no outstanding borrowings under these facilities.

     Consolidated Working Capital

     Consolidated working capital increased to $278 million at December 31, 2003 compared to $242 million at December 31, 2002. The increase is primarily attributable to an increase of $65.8 million in receivables, primarily at CompuCom, partially offset by a $42.4 million decrease in cash and cash equivalents, short-term investments and restricted cash. During the fourth quarter of 2003, CompuCom used $50.0 million of cash to pay down $50.0 million of its receivable securitization. Under generally accepted accounting principles, a pay down of securitized receivables results in an equal increase in receivables. Incrementally, receivables increased an additional $23.4 million. The increase in receivables is primarily attributable to increased revenues in the fourth quarter of 2003 as compared to the fourth quarter of 2002.

     Analysis of Consolidated Company Cash Flows

     Cash (Used In) Provided by Operating Activities

     2003 vs. 2002. Cash used in operating activities was $90 million in 2003 versus cash provided by operating activities of $23 million in 2002. The change of $113 million is primarily attributable to a $65.8 million increase in accounts receivable in 2003 when compared with 2002 primarily associated with CompuCom. During the fourth quarter of 2003, CompuCom used $50.0 million of cash to pay down $50.0 million of its receivable securitization. Under generally accepted accounting principles, a pay down of securitized receivables results in an equal increase in receivables. The change is also due to the collection of an income tax receivable of $63 million in 2002 with no corresponding collection in 2003.

     2002 vs. 2001. Cash provided by operating activities decreased $194 million in 2002 compared to 2001. This decline is primarily attributable to a significant decrease in accounts receivable and inventories in 2002 when compared to 2001 primarily associated with CompuCom due to declining sales activity in late 2001, collection of an income tax receivable in 2002 with no corresponding collection in 2001 and increased operating losses at certain consolidated subsidiaries.

     Cash (Used In) Provided by Investing Activities

     Cash used in investing activities primarily reflects the acquisition of ownership interests in companies from third parties, partially offset by proceeds from the sales of non-strategic assets and private equity funds.

     2003 vs. 2002. Cash provided by investing activities increased $97 million in 2003 as compared to 2002. The increase is primarily attributable to a $40 million increase in proceeds from sales of assets, including the sales of non-strategic assets including Kanbay, Internet Capital Group, DocuCorp, Verticalnet and Pac-West. Also contributing to the change was a $60 million decrease in acquisitions and ownership interest in companies, funds and subsidiaries, primarily attributable to the purchase of Alliance in 2002 for $55 million.

     2002 vs. 2001. The decrease in cash used in investing activities in 2002 reflects a decrease in acquisitions by subsidiaries offset by an increase in acquisitions of companies (primarily Alliance Consulting), a decrease in proceeds from the sales of and distributions by companies and funds and advances to related parties. These decreases were offset by proceeds generated from the sale of our headquarters facility and an increase in short-term investments.

     Cash (Used In) Provided by Financing Activities

     2003 vs. 2002. Cash provided by financing activities increased $23 million in 2003 as compared to 2002. The change is due to paydowns of long-term debt of $18 million in 2002 versus $3 million in 2003, primarily related to the paydown of mortgage debt as a result of the sale of our corporate campus in 2002.

     2002 vs. 2001. Cash used by financing activities increased $24 million in 2002 as compared to 2001. The change is due to paydowns of long-term debt of $18 million in 2002 versus borrowings of $1 million in 2001, primarily related to the paydown of mortgage debt as a result of the sale of our corporate campus in 2002.

     2004 Events

     In February 2004, we completed the sale of our interest in Tangram, a majority owned subsidiary, for shares of OpsWare valued at $6.9 million at closing.

     In January 2004, we announced the sale of Sanchez, a company accounted for under the equity method. The sale is expected to close in the second quarter of 2004. Upon closing, we will receive approximately $40 million of proceeds, including at least $20 million of cash and the remainder in Fidelity National Financial common stock.

Contractual Cash Obligations and Other Commercial Commitments

     The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2003, by period due or expiration of the commitment.

	Payments Due by Period
			2005 and	2007 and	Due after
	Total	2004	2006	2008	2008
	(In millions)
Contractual Cash Obligations
Long-term debt and capital lease obligations (a)	$14.1	$11.5	$2.6	$—	$—
Convertible subordinated notes (b)	200.0	—	200.0	—	—
Operating leases	93.1	12.8	17.6	15.4	47.3
Funding commitments (c)	28.7	8.3	10.4	5.2	4.8
Potential clawback liabilities (d)	3.9	—	—	—	3.9
Other long-term obligations (e)	5.5	0.9	1.0	1.0	2.6

Total Contractual Cash Obligations	$345.3	$33.5	$231.6	$21.6	$58.6

(a)	We have various forms of debt including lines of credit, term loans, equipment leases and mortgages. Of our total outstanding guarantees of $18 million, $6 million of outstanding debt associated with the guarantees is included on the Consolidated Balance Sheets at December 31, 2003. The remaining $12 million is not reflected on the Consolidated Balance Sheets or in the above table.

(b)	The notes are due on June 15, 2006 and are redeemable in whole or in part at our option on or after June 18, 2002, for a maximum of 101.67% of face value depending on the date of redemption and subject to certain restrictions (the 2006 Notes). At the note holders’ option, the notes are convertible into our common stock subject to adjustment under certain conditions. The conversion rate of the notes at December 31, 2003 was $24.1135 of principal amount per share. The closing price of our common stock on December 31, 2003 was $4.04 per share. The note holders may also require repurchase of the notes upon certain events, including the sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. In February 2004, we completed the issuance of $150 million of 2.625% convertible senior debentures due 2024 (2024 Notes). The above table reflects the outstanding balance of our convertible subordinated notes as of December 31, 2003 and; therefore, does not include the 2004 issuance of $150 million of convertible senior debentures. We intend to use all of the net proceeds of this offering of approximately $146 million to retire a majority of the 2006 Notes by redemption or by one or more privately negotiated transactions. As of March 12, 2004, we have repurchased $84 million of face value of 2006 Notes.

(c)	These amounts include funding commitments to our companies ($1.4 million) and private equity funds ($27.3 million). The amounts have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management.

(d)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for a further distribution to the fund’s limited partners (the “clawback”). Assuming the funds in which we are a general partner are liquidated or dissolved on December 31, 2003 and the only value provided by the funds is the carrying values represented on the December 31, 2003 financial statements, the maximum clawback we would be required to return for our general partner interests is $6 million. Management estimates its liability to be approximately $4 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

(e)	Primarily reflects the amount payable to our former Chairman and CEO under a consulting contract.

     We have entered into retention agreements with our four executive officers at December 31, 2003. These agreements provide for severance payments to the executive officer in the event the officer is terminated without cause or the officer terminates their employment for “good reason”. The amount of severance payment is a multiple of the executive’s salary and bonus. The applicable multiple ranges from 1.5 to 3.0 depending upon the officer’s position, the officer’s tenure, and whether or not a “change of control” has occurred. The agreement also provides for acceleration of vesting and extended exercise periods for certain equity grants to the officer and certain other rights. The maximum aggregate exposure under the agreements is $7.4 million at December 31, 2003. This amount is not included in the above table.

     As of December 31, 2003, Safeguard and its subsidiaries consolidated for tax purposes had federal net operating loss carryforwards and federal capital loss carryforwards of approximately $216.0 million and $207.5 million, respectively. The net operating loss carryforwards expire in various amounts from 2004 to 2023. The capital loss carryforwards expire in various amounts from 2006 to 2008. Limitations on utilization of both the net operating loss carryforward and capital loss carryforward may apply.

     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations.

     Our general operations are not capital intensive, and capital expenditures in any year normally will not be significant in relation to our overall financial position. Generally, our capital expenditures relate to information technology hardware and software and improvements in CompuCom’s distribution center. Capital expenditures were $13.7 million in 2003 and $11.5 million in 2002. There were no material capital asset purchase commitments at December 31, 2003.

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), which replaces FIN 46. FIN 46R defines the provisions under which a Variable Interest Entity should be consolidated. FIN 46R is effective for all entities that are subject to the provisions of FIN 46R no later than the end of the first reporting period that ends after March 15, 2004. We account for, under the equity method, certain private equity funds that account for their investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, “Audits of Investment Companies”. The effective date for FIN 46 has been delayed for these funds until the AICPA finalizes its proposed Statement of Position on clarifying the scope of the Audit Guide and accounting by the parent companies and equity method investors for investments in investment companies. If it is ultimately determined that FIN 46 applies to private equity funds, then the amount of equity income or loss we record on private equity funds accounted for under the equity method may change significantly.

     In November 2003, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Customers By Manufacturers”. EITF Issue No. 03-10 provides guidance regarding how a reseller of a vendor’s products should account for consideration received from the vendor for honoring the vendor’s sales incentives offers directly to consumers. The provisions of EITF Issue No. 03-10 will apply to vendor arrangements entered into after December 31, 2003. The Company does not expect EITF 03-10 to have a material effect on its financial condition or results of operations.

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

Risks Related to Our Business

Our business depends upon the performance of our companies, which is uncertain.

     If our companies do not succeed, the value of our assets could be significantly reduced and require substantial impairments or write-offs, and our results of operations and the price of our common stock could decline. The risks relating to our companies include:

•	many of our companies have a history of operating losses or a limited operating history and may never be profitable;

•	intensifying competition affecting the products and services our companies offer could adversely affect their businesses, financial condition, results of operations and prospects for growth;

•	inability to adapt to the rapidly changing marketplace;

•	inability to manage growth;

•	our companies may need additional capital to fund their operations, which we may not be able to fund or which may not be available from third parties on acceptable terms, if at all;

•	inability to protect their proprietary rights and our companies may infringe on the proprietary rights of others;

•	certain of our companies could face legal liabilities from claims made against their operations, products or work;

•	our companies are subject to the impact of economic downturns;

•	inability to attract and retain qualified personnel; and

•	government regulations and legal uncertainties may place financial burdens on the businesses of our companies.

     These risks are discussed in greater detail under the caption “— Risks Related to Our Companies” below.

The identity of our companies and the nature of our interests in them could vary widely from period to period.

     As part of our strategy, we continually assess the value to our shareholders, and to the owners of our companies, of our interests in our companies. We also regularly evaluate alternate uses for our capital resources. As a result, depending on market conditions, growth prospects and other key factors, we may, at any time, change the companies in which we strategically focus, liquidate our interests in any of our companies or otherwise change the nature of our interests in our companies. Therefore, the identity of our companies and the nature of our interests in them could vary significantly from period to period.

Our companies currently do not provide us with any cash flow from their operations so we rely on cash on hand, liquidity events and our ability to generate cash from capital raising activities to finance our operations.

     We need capital to invest in new companies, to make additional investments in, or advances to, our existing companies and private equity funds, and to finance our corporate overhead. We also need cash to service and repay our outstanding debt. Our 5.0% Convertible Subordinated Notes will mature in June 2006, requiring approximately $54 million to be repaid after the application of the proceeds of our recent offering of 2.625% Convertible Senior Debentures. As a result, we have substantial cash requirements. Our companies currently do not provide us with any cash flow from their operations. To the extent our companies generate any cash from operations, they generally retain the funds to develop their own businesses. As a result, we must rely on cash on hand, liquidity events and new capital raising activities to meet our cash needs. If we are unable to find ways of monetizing our investments or to raise additional capital on attractive terms, we may face liquidity issues that will require us to curtail our new business efforts, constrain our ability to execute our business strategy and limit our ability to provide financial support to our existing companies.

Fluctuations in the price of the common stock of our publicly traded companies may affect the price of our common stock.

     The aggregate market value of our equity interests in our publicly traded companies was $264.3 million as of March 8, 2004. Fluctuations in the market price of the common stock of our publicly traded companies are likely to affect the price of our common stock. The market price of many of our public companies’ common stock has been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance.

Intense competition from other acquirers of interests in companies could result in lower gains or possibly losses on our companies.

     We face intense competition from companies with business strategies similar to our own and from other capital providers as we acquire and develop interests in companies. Some of our competitors have more experience identifying and acquiring companies and have greater financial and management resources, brand name recognition or industry contacts than we have. Although most of our acquisitions will be made at a stage when our companies are not publicly traded, we may pay higher prices for those equity interests because of higher trading prices for securities of similar public companies and competition from other acquirers and capital providers, which could result in lower gains or possibly losses on our equity investments. In addition, our strategy of actively operating and integrating our companies generally requires us to acquire majority or controlling interests in companies. This may place us at a competitive disadvantage to some of our competitors because they may have more flexibility than we do in structuring acquisitions.

We may be unable to obtain maximum value for our holdings in companies or liquidate our interests in companies on a timely basis.

     We have significant positions in our companies. Consequently, if we were to divest all or part of our interest in a company, we may have to sell our interests at a relative discount to a price received by a seller of a smaller portion. For companies with publicly traded stock, we may be unable to sell our interest at then-quoted market prices. The trading volume and public float in the common stock of our publicly-traded companies are small relative to our holdings in the companies. As a result, any significant divestiture by us of our holdings in these companies would likely have a material adverse effect on the market price of the companies’ common stock and on our proceeds from such a divestiture. Additionally, we may not be able to take our companies public as a means of monetizing our position or creating shareholder value.

     The absolute size of our holdings in our companies may also affect our ability to sell our interest in companies on a timely basis. Registration and other requirements under applicable securities laws, as well as our need to comply with the Investment Company Act, may adversely affect our ability to dispose of our interest in companies on a timely basis.

Our success is dependent on our executive management.

     Our success is dependent on our executive management team’s ability to execute our strategy. A loss of one or more of the members of our executive management team without adequate replacement could have a material adverse effect on us.

Our business strategy may not be successful if valuations in the market sectors in which our companies participate decline.

     Our strategy involves creating value for our shareholders and the owners of our companies by helping our companies grow and, if appropriate, accessing the public and private capital markets. Therefore, our success is dependent on the value of our companies as determined by the public and private capital markets. Many factors including reduced market interest, may cause the market value of our publicly traded companies to decline. If valuations in the market sectors in which our companies participate decline, our companies’ access to the public and private capital markets on terms acceptable to them may be limited.

Accounting conventions may require us to change the presentation of our financial statements.

     During 2003, we consolidated the results of operations of 9 companies: CompuCom, Tangram, Agari Mediaware, Inc. (consolidated through June 30, 2003), Alliance Consulting, Pacific Title and Art Studio, Inc., Mantas, Protura Wireless, Inc. (consolidated through June 30, 2003), SOTAS, Inc. (separately consolidated until it was merged with Mantas on October 1, 2003) and ChromaVision, because we control or controlled more than 50 percent of the outstanding voting securities.

     At December 31, 2003, we owned approximately 58% of the aggregate voting interests of CompuCom. The presentation of our financial statements is significantly influenced by the consolidated results of operations of CompuCom. CompuCom represented approximately 90% of our 2003 consolidated revenues. If our voting ownership of CompuCom were to decrease below 50% as a result of the issuance of stock by CompuCom in an acquisition or other transaction or a divestiture by us of all or part of our interests in CompuCom, we may no longer be able to consolidate the results of operations of CompuCom with our results of operations. If we were no longer required to consolidate CompuCom, our consolidated revenues would decline significantly and our consolidated income statement and balance sheet would change significantly.

Our companies could make business decisions that are not in our best interests or with which we do not agree, which could impair the value of our company interests.

     Although we generally seek a controlling equity interest and participation in the management of our companies, we may not be able to control the significant business decisions of our companies. We may have shared control or no control over some of our companies. In addition, although we currently own a controlling interest in many of our companies, we may not maintain this controlling interest. Acquisitions of interests in companies in which we share or have no control or the dilution of our interests in, and loss of control over, companies will involve additional risks that could cause the performance of our interests and our operating results to suffer, including:

•	the management of a company having economic or business interests or objectives that are different than ours; and

•	companies not taking our advice with respect to the financial or operating difficulties that they may encounter.

     Our inability to prevent dilution of our ownership interests in our companies or our inability to otherwise have a controlling influence over the management and operations of our companies could have an adverse impact on our status under the Investment Company Act. Our inability to adequately control our companies also could prevent us from assisting them, financially or otherwise, or could prevent us from liquidating our interests in them at a time or at a price that is favorable to us. Additionally, our companies may not collaborate with each other or act in ways that are consistent with our business strategy. These factors could hamper our ability to maximize returns on our interests and cause us to recognize losses on our interests in these companies.

We may have to buy, sell or retain assets when we would otherwise not wish to do so in order to avoid registration under the Investment Company Act.

     The Investment Company Act of 1940 regulates companies which are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. Under the Investment Company Act, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. We refer to this test as the “40% Test.” Securities issued by companies other than majority-owned subsidiaries are generally considered “investment securities” for purpose of the Investment Company Act. We are an operating company that conducts its business operations principally through majority-owned subsidiaries and are not engaged primarily in the business of investing, reinvesting or trading in securities. We are also in compliance with the 40% Test. Consequently, we do not believe that we are an investment company under the Investment Company Act.

     We monitor our compliance with the 40% Test and seek to conduct our business activities to comply with this test. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively managing, operating and promoting collaboration by and among our companies. In order to continue to comply with the 40% Test, we may need to take various actions which we would otherwise not pursue. For example, we may need to retain a majority interest in a company that we no longer consider strategic, we may not be able to acquire an interest in a company unless we are able to obtain majority ownership interest in the company, or we may be limited in the manner or timing in which we sell our interests in a company. Our ownership levels may also be affected if our companies are acquired by third parties or if our companies issue stock which dilutes our majority ownership. The actions we may need to take to address these issues while maintaining compliance with the 40% Test could adversely affect our ability to create and realize value at our companies.

Several lawsuits have been brought or threatened against us and our companies and the outcome of these lawsuits is uncertain.

     We and Warren V. Musser, our former Chairman, were named as defendants in a putative class action filed on June 26, 2001in U.S. District Court for the Eastern District of Pennsylvania (the “Court”). Plaintiffs allege that defendants failed to disclose that Mr. Musser had pledged some or all of his Safeguard stock as collateral to secure margin trading in his personal brokerage accounts. Plaintiffs allege that defendants’ failure to disclose the pledge, along with their failure to disclose several margin calls, a loan to Mr. Musser, the guarantee of certain margin debt and the consequences thereof on our stock price, violated the federal securities laws. Plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On August 17, 2001, a second putative class action was filed against us and Mr. Musser asserting claims similar to those brought in the first proceeding. In addition, plaintiffs in the second case allege that the defendants failed to disclose possible or actual manipulative aftermarket trading in the securities of our companies, the impact of competition on prospects for one or more of our companies and our lack of a superior business plan. On October 23, 2001, the Court entered an order consolidating the two cases and, on April 5, 2002, plaintiffs filed a consolidated and amended class action complaint for violation of the federal securities laws. These two cases were consolidated for further proceedings under the name “In Re: Safeguard Scientifics Securities Litigation” and the Court approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. The plaintiffs filed a consolidated and amended complaint. On May 23, 2002, the defendants filed a motion to dismiss the consolidated and amended complaint for failure to state claim upon which relief may be granted. On October 24, 2002, the Court denied the defendants’ motions to dismiss, holding that, based on the allegations of plaintiffs’ consolidated and amended complaint, dismissal would be inappropriate at that juncture. On December 20, 2002, plaintiffs filed with the Court a motion for class certification. On August 27, 2003, the Court denied plaintiffs’ motion for class certification. On September 12, 2003, plaintiffs filed with the United States Court of Appeals for the Third Circuit a petition for permission to appeal the order denying class certification. On November 5, 2003, the Third Circuit denied plaintiffs’ petition and declined to hear the appeal. On November 18, 2003, plaintiffs’ counsel moved to intervene in the consolidated action new plaintiffs and proposed class representatives, which motion was denied by the Court on February 18, 2004.

     The outcome of this litigation is uncertain, and while the Company believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuit vigorously, no assurance can be given as to the outcome of this lawsuit. An adverse ruling could have a material adverse effect on our consolidated financial statements and results of operations.

     In addition, we, as well as our companies, are involved in various claims and legal actions arising in the ordinary course of business. While in the current opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations, no assurance can be given as to the outcome of these lawsuits, and one or more adverse rulings could have a material adverse effect on our consolidated financial position and results of operations, or that of our companies.

We have various mechanisms in place to discourage takeover attempts, which may reduce or eliminate our shareholders’ ability to sell their shares for a premium in a change of control transaction.

     Various provisions of our articles of incorporation and bylaws and of Pennsylvania Business Corporation Law may discourage, delay or prevent a change of control or takeover attempt of our company by a third party that is opposed by our management and board of directors. Public shareholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of public shareholders to benefit from a change of control or change in our management and board of directors. In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and as a result, the price of our common stock could decline. These provisions include:

•	the existence of a shareholder rights plan;

•	authority to issue “blank check” preferred that could be used by our board of directors to further increase the number of outstanding shares and thwart a takeover attempt;

•	supermajority voting requirement for certain merger, lease, asset sale and equity sale transactions; and

•	the existence of certain Pennsylvania anti-takeover statutes. See “Description of Capital Stock — Pennsylvania Anti-Takeover Laws.”

Future sales of our common stock in the public market, conversion by the debenture and note holders into common stock of our Company or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.

     Future sales of substantial amounts of our common stock or equity-related securities in the public market, or the perception that such sales could occur, or the conversion by our debenture and note holders of their interests into the Company’s common stock, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock. The price of our common stock also could be affected by hedging or arbitrage trading activity that we expect to develop involving our common stock.

We have incurred significant indebtedness and may incur additional indebtedness in the future. Our current indebtedness, and any future indebtedness, could adversely affect our business and our ability to make full payment on our indebtedness and may restrict our operating flexibility.

     Our aggregate level of indebtedness recently increased with the consummation of the offering of $150 million of 2.625% Convertible Senior Debentures due 2024. We intend to use all of the net proceeds from this offering to repurchase a portion of our 5% Convertible Subordinated Notes due June 15, 2006. Our aggregate long-term indebtedness, after taking into account our repurchase of $84 million out of a total of $200 million outstanding of our 5% Convertible Subordinated Notes due June 15, 2006, was $266 million as of March 12, 2004. In the future, we may obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing total leverage. We and our subsidiaries are not restricted under the terms of the debentures or notes from incurring additional debt or providing guarantees of debt of others, including secured debt, repurchasing our securities or paying dividends. In addition, the limited covenants applicable to the debentures do not require us to achieve or maintain any minimum financial results relating to our financial position or results of operations. Our and our subsidiaries’ ability to incur additional debt and take a number of other actions that are not limited by the terms of the debentures could have the effect of diminishing our ability to make payments on the debentures and notes when due. Certain of our other debt instruments may, however, restrict these and other actions.

     The level of our indebtedness could:

•	limit cash flow available for general corporate purposes, such as acquisitions and capital expenditures, due to the ongoing cash flow requirements for debt service;

•	limit our ability to obtain, or obtain on favorable terms, additional debt financing in the future for working capital or acquisitions;

•	limit our flexibility in reacting to competitive and other changes in our industry and economic conditions generally;

•	expose us to a risk that a substantial decrease in net cash flows due to an inability to monetize our interests in our companies, economic developments or adverse developments in our business could make it difficult to meet debt service requirements;

•	increase our vulnerability to adverse economic and industry conditions; and

•	expose us to risks inherent in interest rate fluctuations because of the variable interest rates on other debt instruments, which could result in higher interest expense in the event of increases in interest rates.

     Our ability to repay or refinance our indebtedness will depend upon our future ability to monetize our interests in our companies and our operating performance, which may be affected by general economic, financial, competitive, regulatory, business and other factors beyond our control, including those discussed herein. In addition, there can be no assurance that future borrowings or equity financing will be available for the payment or refinancing of any indebtedness we may have. If we are unable to service our indebtedness or maintain covenant compliance, whether in the ordinary course of business or upon acceleration of such indebtedness, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.

Risks Related to Our Companies

Many of our companies have a history of operating losses or limited operating history and may never be profitable.

     Many of our companies have a history of operating losses or limited operating history, have significant historical losses and may never be profitable. Many of these companies have incurred substantial costs to develop and market their products, have incurred net losses and cannot fund their cash needs from operations. We expect that the operating expenses of certain of our companies will increase substantially in the foreseeable future as they continue to develop products, increase sales and marketing efforts and expand operations.

Our companies face intense competition, which could adversely affect their business, financial condition, results of operations and prospects for growth.

     There is intense competition in the information technology and healthcare life sciences marketplace and we expect competition to intensify in the future. Our companies compete against companies outside our network of companies. Additionally, the intense competition within the information technology and healthcare life sciences marketplace may cause our companies to compete among themselves. Our business, financial condition, results of operations and prospects for growth will be materially adversely affected if our companies are not able to compete successfully with companies outside our family of companies or compete among themselves. Many of the present and potential competitors may have greater financial, technical, marketing and other resources than those of our companies. This may place our companies at a disadvantage in responding to the offerings of their competitors, technological changes or changes in client requirements. Also, our companies may be at a competitive disadvantage because many of their competitors have greater name recognition, more extensive client bases and a broader range of product offerings.

Our companies may fail if they do not adapt to the rapidly changing information technology and healthcare life sciences marketplace.

     If our companies fail to adapt to rapid changes in technology and customer and supplier demands, they may not become or remain profitable. There is no assurance that the products and services of our companies will achieve or maintain market penetration or commercial success, or that the businesses of our companies will be successful.

     The information technology and healthcare life sciences marketplace is characterized by:

•	rapidly changing technology;

•	evolving industry standards;

•	frequent new products and services;

•	shifting distribution channels;

•	evolving government regulation;

•	frequently changing intellectual property landscapes; and

•	changing customer demands.

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

Many of our companies may grow rapidly and may be unable to manage their growth.

     We expect some of our companies to grow rapidly. Rapid growth often places considerable operational, managerial and financial strain on a business. To successfully manage rapid growth, our companies must, among other things:

•	rapidly improve, upgrade and expand their business infrastructures;

•	scale-up manufacturing operations;

•	develop adequate financial reporting controls;

•	attract and maintain qualified personnel; and

•	maintain adequate levels of liquidity.

     If our companies are unable to manage their growth successfully, their ability to respond effectively to competition and to achieve or maintain profitability will be adversely affected.

Our companies may need to raise additional capital to fund their operations, which we may not be able to fund or which may not be available from third parties on acceptable terms, if at all.

     Our companies may need to raise additional funds in the future and we cannot be certain that they will be able to obtain additional financing on favorable terms, if at all. Because our resources and our ability to raise capital are limited, we cannot commit to provide our companies with sufficient capital resources to allow them to reach a cash flow positive position. If our companies are not able to raise capital from other outside sources, then they may need to cease or scale back operations.

Some of our companies may be unable to protect their proprietary rights and may infringe on the proprietary rights of others.

     Our companies assert various forms of intellectual property protection. Intellectual property may constitute an important part of our companies’ assets and competitive strengths. Federal law, most typically, copyright, patent, trademark and trade secret, generally protects intellectual property rights. Although we expect that our companies will take reasonable efforts to protect the rights to their intellectual property, the complexity of international trade secret, copyright, trademark and patent law, coupled with the limited resources of these companies and the demands of quick delivery of products and services to market, create a risk that their efforts will prove inadequate to prevent misappropriation of our companies’ technology, or third parties may develop similar technology independently.

     Some of our companies also license intellectual property from third parties and it is possible that they could become subject to infringement actions based upon their use of the intellectual property licensed from those third parties. Our companies generally obtain representations as to the origin and ownership of such licensed intellectual property; however, this may not adequately protect them. Any claims against our companies’ proprietary rights, with or without merit, could subject our companies to costly litigation and the diversion of their technical and management personnel from other business concerns. If our companies incur costly litigation and their personnel are not effectively deployed, the expenses and losses incurred by our companies will increase and their profits, if any, will decrease.

     Third parties may assert infringement or other intellectual property claims against our companies based on their patents or other intellectual property claims. Even though we believe our companies’ products do not infringe any third party’s patents, they may have to pay substantial damages, possibly including treble damages, if it is ultimately determined that they do. They may have to obtain a license to sell their products if it is determined that their products infringe another person’s intellectual property. Our companies might be prohibited from selling their products before they obtain a license, which, if available at all, may require them to pay substantial royalties. Even if infringement claims against our companies are without merit, defending these types of lawsuits take significant time, may be expensive and may divert management attention from other business concerns.

Certain of our companies could face legal liabilities from claims made against their operations, products or work.

     The manufacture and sale of certain of our company’s products entails an inherent risk of product liability. Certain of our companies maintain product liability insurance. Although none of our companies to date have experienced any material losses, there can be no assurance that they will be able to maintain or acquire adequate product liability insurance in the future and any product liability claim could have a material adverse effect on our companies’ revenues and income. In addition, many of the engagements of our companies involve projects that are critical to the operation of their clients’ businesses. If our companies fail to meet their contractual obligations, they could be subject to legal liability, which could adversely affect their business, operating results and financial condition. The provisions our companies typically try to include in their contracts, which are designed to limit their exposure to legal claims relating to their services, and the applications they develop may not protect our companies or may not be enforceable. Also, as consultants, some of our companies depend on their relationships with their clients and their reputation for high caliber professional services and integrity to retain and attract clients. As a result, claims made against our companies’ work may damage their reputation, which in turn, could impact their ability to compete for new work and negatively impact their revenues and profitability.

Our companies are subject to the impact of economic downturns.

     The results of operations of our companies are affected by the level of business activity of their clients, which in turn is affected by the levels of economic activity in the industries and markets that they serve. In addition, the businesses of certain of our Business Decision Solutions companies tend to lag behind economic cycles in an industry. Any significant downturn in the economic environment could result in reduced demand for the products and services offered by our companies which could negatively impact their revenues and profitability. In addition, an economic downturn could cause increased pricing pressure which also could have a material adverse impact on the revenues and profitability of our companies.

Our companies’ success depends on their ability to attract and retain qualified personnel.

     Our companies are dependent upon their ability to attract and retain senior management and key personnel, including trained technical and marketing personnel. Our companies will also need to continue to hire additional personnel as they expand. A shortage in the availability of the requisite qualified personnel would limit the ability of our companies to grow, to increase sales of their existing products and services and to launch new products and services.

Government regulations and legal uncertainties may place financial burdens on the businesses of our companies.

     Failure to comply with applicable requirements of the FDA or comparable regulation in foreign countries can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Manufacturers of pharmaceuticals and medical diagnostic devices are subject to strict federal regulation regarding validation and the quality of manufacturing facilities. Failure to comply with these quality regulation systems requirements could result in civil or criminal penalties or enforcement proceedings, including the recall of a product or a “cease distribution” order requiring our company to stop placing its products in service or selling. The enactment of any additional laws or regulations that affect healthcare insurance policy and reimbursement (including Medicare reimbursement) could negatively affect our companies. If Medicare or private payors change the rates at which our companies or their customers are reimbursed by insurance providers for their products, such changes could adversely impact our companies. If either the USA PATRIOT Act or the Basel Capital Accord are repealed, the demand for services and/or products of certain of our companies may be negatively impacted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in companies in the technology industry, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities (except the Tellabs transactions, which were completed in August 2002). Based on closing market prices at December 31, 2003, the fair market value of our holdings in public securities was approximately $261.8 million. A 20% decrease in equity prices would result in an approximate $52.4 million decrease in the fair value of our publicly traded securities. At December 31, 2003, the value of the collateral securing the Musser loan included $6.8 million of equity securities.

     CompuCom is exposed to interest rate risk primarily through its receivables securitization and working capital facilities. CompuCom utilizes these facilities to meet its working capital and other financing needs. At December 31, 2003, the securitization facility had borrowings of approximately $10 million, and there were no borrowings on the working capital facility. If CompuCom’s effective interest rate were to increase by 100 basis points (1.00%), CompuCom’s annual financing expense would increase by approximately $0.5 million based on CompuCom’s average balances utilized under its facilities during 2003. Our share of this increase would be approximately $0.3 million after deduction for minority interest but before income taxes.

     At December 31, 2003, we had outstanding $200 million of fixed rate notes due in June 2006. Interest payments of $5 million each are due June and December of each year. Based on transactions for these notes in the secondary market, these notes have a fair market value at December 31, 2003 of approximately $186 million. As of March 12, 2004, we have outstanding $116 million of the 2006 notes with a fair market value of $115 million.

				Fair Market Value
Liabilities	2004	2005	2006	at 12/31/03
Convertible Subordinated Notes due by year (in millions)	—	—	$200.0	$185.5
Fixed Interest Rate	5%	5%	5%	5%

Interest Expense (in millions)	$10.0	$10.0	$4.5	N/A

     In February 2004, we completed the issuance of $150 million of fixed rate notes due in March 2024. Interest payments of $2.0 million each are due March and September of each year starting in September 2004. We intend to use all of the net proceeds of this offering of approximately $146 million to retire a majority of the 2006 Notes by redemption or by one or more privately negotiated transactions. As of March 12, 2004, we have repurchased $84 million of face value of 2006 Notes. The holders of the 2024 Notes may require repurchase of the notes on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest.

				After
Liabilities	2004	2005	2006	2006
Convertible Senior Notes due by year (in millions)	—	—	—	$150.0
Fixed Interest Rate	2.625%	2.625%	2.625%	2.625%

Interest Expense (in millions)	$3.4	$3.9	$3.9	$67.3

Item 8. Financial Statements and Supplementary Data

     The following Consolidated Financial Statements, and the related Notes thereto, of Safeguard Scientifics, Inc. and the Report of Independent Auditors as filed as a part of this Form 10-K.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Safeguard Scientifics, Inc.:

     We have audited the accompanying Consolidated Balance Sheets of Safeguard Scientifics, Inc. (the “Company”) and subsidiaries as of December 31, 2003 and 2002, and the related Consolidated Statements of Operations, Comprehensive Loss, Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS 142, “Goodwill and Intangible Assets,” on January 1, 2002.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 9, 2004 (except as to the
     matters discussed in Note 22 related
     to the 2024 Notes, which is as of
     March 12, 2004)

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

CHRISTOPHER J. DAVIS

Safeguard Scientifics, Inc.
Christopher J. Davis, Managing Director and Chief Financial Officer

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2003	2002
	(In thousands except per
	share data)
ASSETS
Current Assets
Cash and cash equivalents	$217,860	$254,779
Restricted cash	1,069	3,634
Short-term investments	7,081	9,986
Accounts receivable, less allowances ($2,656-2003; $3,523-2002)	245,504	179,668
Inventories	35,849	30,181
Trading securities	—	832
Prepaid expenses and other current assets	11,293	13,045

Total current assets	518,656	492,125
Property and equipment, net	34,007	38,610
Ownership interests in and advances to companies	53,119	74,859
Available-for-sale securities	—	4,548
Intangible assets, net	14,689	18,580
Goodwill	195,652	206,815
Deferred taxes	—	1,210
Note receivable — related party	11,946	14,482
Other	8,262	17,437

Total Assets	$836,331	$868,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$11,530	$11,517
Accounts payable	108,843	121,793
Accrued expenses	105,557	98,377
Deferred revenue	14,529	18,292

Total current liabilities	240,459	249,979
Long-term debt	2,537	1,998
Deferred taxes	1,853	—
Minority interest	142,159	130,384
Other long-term liabilities	13,152	14,032
Convertible subordinated notes	200,000	200,000
Commitments and contingencies (Note 15)
Shareholders’ Equity
Preferred stock, $10.00 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 119,450 shares issued and outstanding in 2003 and 2002	11,945	11,945
Additional paid-in capital	735,651	738,282
Accumulated deficit	(510,198)	(476,867)
Accumulated other comprehensive income (loss)	(39)	2,522
Treasury stock, at cost (53 shares-2003; 33 shares-2002)	(191)	(129)
Unamortized deferred compensation	(997)	(3,480)

Total shareholders’ equity	236,171	272,273

Total Liabilities and Shareholders’ Equity	$836,331	$868,666

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	(In thousands except per share data)
Revenue
Product sales	$1,176,134	$1,289,353	$1,552,999
Service sales	443,963	372,132	345,606
Other	2,461	24,069	27,063

Total revenue	1,622,558	1,685,554	1,925,668

Operating Expenses
Cost of sales — product	1,080,790	1,168,948	1,392,845
Cost of sales — service	295,736	241,741	224,556
Selling and service	133,322	130,717	144,047
General and administrative	111,215	141,501	171,006
Depreciation and amortization	32,756	32,882	40,748
Impairment	15,968	6,575	—

Total operating expenses	1,669,787	1,722,364	1,973,202

	(47,229)	(36,810)	(47,534)
Other income (loss), net	48,930	(5,149)	(41,332)
Impairment — related party	(659)	(11,434)	—
Interest income	3,311	8,260	16,443
Interest and financing expense	(13,568)	(24,085)	(34,238)

Loss before income taxes, minority interest, equity loss and change in accounting principle	(9,215)	(69,218)	(106,661)
Income tax (expense) benefit	(5,400)	(7,418)	6,842
Minority interest	(1,537)	(1,453)	(3,334)
Equity loss	(17,179)	(51,004)	(395,947)

Net loss before change in accounting principle	(33,331)	(129,093)	(499,100)
Cumulative effect of change in accounting principle	—	(21,390)	—

Net Loss	$(33,331)	$(150,483)	$(499,100)

Basic Loss Per Share:
Prior to cumulative effect of change in accounting principle	$(0.28)	$(1.10)	$(4.26)
Cumulative effect of change in accounting principle	—	(0.18)	—

	$(0.28)	$(1.28)	$(4.26)

Diluted Loss Per Share:
Prior to cumulative effect of change in accounting principle	$(0.30)	$(1.12)	$(4.27)
Cumulative effect of change in accounting principle	—	(0.18)	—

	$(0.30)	$(1.30)	$(4.27)

Weighted Average Shares Outstanding — Basic and Diluted	118,486	117,736	117,290

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Net Loss	$(33,331)	$(150,483)	$(499,100)

Other Comprehensive Income (Loss), Before Taxes:
Foreign currency translation adjustments	(36)	—	—
Unrealized holding gains (losses) in available-for-sale securities	12,364	(964)	(8,404)
Reclassification adjustments	(16,248)	1,817	12,528
Related Tax (Expense) Benefit:
Unrealized holding losses in available-for-sale securities	130	337	2,941
Reclassification adjustments	1,229	(636)	(4,385)

Other Comprehensive Income (Loss)	(2,561)	554	2,680

Comprehensive Loss	$(35,892)	$(149,929)	$(496,420)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive Income	Treasury Stock		Unamortized Deferred
	Shares	Amount	Capital	Deficit)	(Loss)	Shares	Amount	Compensation	Total
	(In thousands)
Balance — December 31, 2000	118,154	$11,815	$758,946	$172,716	$(712)	1,267	$(38,328)	—	$904,437
Net loss	—	—	—	(499,100)	—	—	—	—	(499,100)
Stock options exercised, net	—	—	(5,367)	—	—	(186)	5,636	—	269
Tax benefit of stock option exercises	—	—	88	—	—	—	—	—	88
Issuance of common stock for acquisitions	—	—	(6,652)	—	—	(317)	9,579	—	2,927
Issuance of restricted stock, net	—	—	(9,634)	—	—	(383)	11,585	(1,951)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	871	871
Acceleration of vesting of stock options	—	—	6,149	—	—	—	—	—	6,149
Issuance of common stock to non- employees	—	—	355	—	—	—	—	—	355
Other comprehensive income	—	—	—	—	2,680	—	—	—	2,680

Balance — December 31, 2001	118,154	11,815	743,885	(326,384)	1,968	381	(11,528)	(1,080)	418,676
Net loss	—	—	—	(150,483)	—	—	—	—	(150,483)
Issuance of restricted stock, net	1,296	130	(5,723)	—	—	(348)	11,399	(5,806)	—
Acceleration of vesting of stock options	—	—	120	—	—	—	—	—	120
Amortization of deferred compensation	—	—	—	—	—	—	—	3,406	3,406
Other comprehensive income	—	—	—	—	554	—	—	—	554

Balance — December 31, 2002	119,450	11,945	735,651	(476,867)	2,522	33	(129)	(3,480)	272,273
Net loss	—	—	—	(33,331)	—	—	—	—	(33,331)
Restricted stock forfeitures, net	—	—	—	—	—	220	(713)	713	—
Stock options exercised, net	—	—	(325)	—	—	(200)	651	—	326
Amortization of deferred compensation	—	—	647	—	—	—	—	1,770	2,417
Acceleration of vesting of stock options	—	—	29	—	—	—	—	—	29
Impact of subsidiary equity transactions	—	—	(2,982)	—	—	—	—	—	(2,982)
Other comprehensive loss	—	—	—	—	(2,561)	—	—	—	(2,561)

Balance — December 31, 2003	119,450	$11,945	$735,651	$(510,198)	$(39)	53	$(191)	$(997)	$236,171

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Operating Activities
Net loss	$(33,331)	$(150,483)	$(499,100)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	32,756	32,882	40,748
Deferred income taxes	3,251	416	36,182
Equity loss	17,179	51,004	395,947
Other (income) loss, net	(48,930)	5,149	41,332
Impairment	15,968	6,575	—
Impairment — related party	659	11,434	—
Non-cash compensation charges	2,690	3,406	1,227
Tax benefit of stock option exercises	—	—	(88)
Cumulative effect of change in accounting principle	—	21,390	—
Minority interest	(3,149)	(3,139)	2,000
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	(68,059)	(2,773)	176,952
Inventories	(5,668)	1,632	60,426
Income tax receivable	—	63,473	(47,872)
Accounts payable, accrued expenses, deferred revenue and other	(3,545)	(18,015)	8,858

Net cash (used in) provided by operating activities	(90,179)	22,951	216,612

Investing Activities
Proceeds from sales of available-for-sale and trading securities	38,981	13,273	19,365
Proceeds from sales of and distributions from companies and funds	38,955	24,738	101,638
Advances to companies	(139)	(4,397)	(17,019)
Repayment of advances to companies	753	—	406
Acquisitions of ownership interests in companies, funds and subsidiaries, net of cash acquired	(18,931)	(79,254)	(68,984)
Acquisitions by subsidiaries, net of cash acquired	—	—	(122,150)
Advances to related party	—	(618)	(26,630)
Repayments of advances to related party	1,940	1,556	2,694
Increase in restricted cash and short-term investments	(16,263)	(33,626)	(5,033)
Decrease in restricted cash and short-term investments	21,783	28,039	86,728
Proceeds from sale of building	—	17,672	—
Capital expenditures	(13,745)	(11,524)	(23,328)
Other, net	(2,466)	(1,874)	(3,152)

Net cash provided by (used in) investing activities	50,868	(46,015)	(55,465)

Financing Activities
Borrowings on revolving credit facilities	91,094	8,562	28,026
Repayments on revolving credit facilities	(90,949)	(13,713)	(26,299)
Borrowings on long-term debt	3,518	919	4,447
Repayments on long-term debt	(2,281)	(18,347)	(3,600)
Payment on contract termination	(1,623)	—	—
Increase in restricted cash	(550)	—	—
Issuance of Company common stock, net	326	—	269
Issuance of subsidiary common stock, net	2,857	2,327	904

Net cash provided by (used in) financing activities	2,392	(20,252)	3,747

Net (Decrease) Increase in Cash and Cash Equivalents	(36,919)	(43,316)	164,894
Cash and Cash Equivalents at beginning of period	254,779	298,095	133,201

Cash and Cash Equivalents at end of period	$217,860	$254,779	$298,095

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Significant Accounting Policies

Description of the Company

     Safeguard is a company that seeks to create long-term shareholder value by taking controlling interests primarily in information technology and healthcare life sciences companies and helping them develop through superior operations and management. Safeguard sponsors companies at the leading edge of technology cycles and works to accelerate the commercialization of their technology-based solutions, products and services. Safeguard’s value creation strategy is designed to drive autonomous growth at our companies by providing leadership and counsel, capital support and financial expertise, strategic guidance and operating discipline, access to best practice and industry knowledge.

     Safeguard offers a range of operational management services to each of our companies through a team of dedicated professionals. Safeguard engages in an ongoing planning and assessment process through its involvement and engagement in the development of its companies and its executives provide mentoring, advice and guidance to develop the management of our companies.

     In general, Safeguard continues to hold ownership interests in companies as long as Safeguard believes that the company meets the strategic criteria and that Safeguard can leverage its resources to assist them in achieving superior financial performance and value growth. When a company no longer meets Safeguard’s strategic criteria, Safeguard considers divesting the company and redeploying the capital realized in other acquisition and development opportunities. Safeguard may achieve liquidity events through a number of means, including sales of an entire company or sales of its interests in a company, which may include, in the case of its public companies, sales in the open market or in privately negotiated sales, and public offerings of the company’s securities.

Basis of Presentation

     The Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which it directly or indirectly owns more than 50% of the outstanding voting securities. The Company’s wholly owned subsidiaries include Alliance Consulting Group Associates, Inc. (“Alliance Consulting”) which was acquired in December 2002. Subsequent to the Alliance acquisition, two of the Company’s wholly owned subsidiaries, aligne and Lever8, were merged into Alliance. Alliance operates on a 51 or 53-week period ending on the Saturday closest to December 31. The Company and all other subsidiaries operate on a calendar year. Alliance’s year ended on December 27, 2003.

     The Company’s Consolidated Statements of Operations, Comprehensive Loss and Cash Flows also include the following majority-owned subsidiaries:

Year ended December 31, 2003

Agari Mediaware (through June 2003)	Pacific Title and Art Studio
ChromaVision Medical Systems	Protura Wireless (through June 2003)
CompuCom Systems	SOTAS (merged with Mantas in October 2003)
Mantas	Tangram Enterprise Solutions
Year ended December 31, 2002

Agari Mediaware	Pacific Title and Art Studio
Aptas (through March 2002)	Protura Wireless
ChromaVision Medical Systems (since June 2002)	SOTAS
CompuCom Systems	Tangram Enterprise Solutions
Mantas (since April 2002)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year ended December 31, 2001
Agari Mediaware (since October 2001)	Pacific Title and Art Studio
Aptas (since October 2001)	(since August 2001)
CompuCom Systems	SOTAS
Tangram Enterprise Solutions

     During 2003 and 2002, certain consolidated companies were either disposed of or ceased operations, resulting in deconsolidation during the year.

     The Company’s Consolidated Balance Sheets also include the following majority-owned subsidiaries:

December 31, 2003	December 31, 2002
ChromaVision Medical Systems	Agari Mediaware
CompuCom Systems	ChromaVision Medical Systems
Mantas	CompuCom Systems
Pacific Title and Art Studio	Mantas
Tangram Enterprise Solutions	Pacific Title and Art Studio
Protura Wireless
SOTAS
Tangram Enterprise Solutions

Principles of Accounting for Ownership Interests in Companies

     The Company’s ownership interests in its companies are accounted for under three methods: consolidation, equity and cost. The applicable accounting method is generally determined based on the Company’s voting interest in the entity.

     Consolidation Method. The companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities are accounted for under the consolidation method of accounting. Under this method, these company’s financial statements are included within the Company’s Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Participation of other company shareholders in the net assets and in the income or losses of our consolidated companies is reflected in Minority Interest in the Consolidated Balance Sheets and Statements of Operations. Minority Interest adjusts the Company’s consolidated operating results to reflect only the Company’s share of the earnings or losses of the consolidated company. However, if there is no minority interest balance remaining on the Consolidated Balance Sheets related to the respective company, the Company records 100% of the consolidated company’s losses. When the consolidated company subsequently records income, the Company will not record its share of such income until it equals the amount of its shares of losses not previously recognized. The results of operations and cash flows of a consolidated company are included through the latest interim period in which the Company owned a 50% or greater voting interest. Upon dilution of control below 50%, the accounting method is adjusted to either the equity or cost method of accounting.

     Equity Method. The companies whose results are not consolidated, but over whom the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to the company depends on an evaluation of several factors including, among others, representation on the company’s Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the company, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. The Company also accounts for its interests in some private equity funds under the equity method of accounting, based on its respective general and limited partner interests. Under the equity method of accounting, the company’s financial statements are not reflected within the Company’s Financial Statements; however, the Company’s share of the income or loss of the company is reflected in Equity Loss in the Consolidated Statements of Operations. The carrying value of equity method companies is included in Ownership Interests and Advances to Companies on the Consolidated Balance Sheets.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     When the Company’s investment in an equity method company is reduced to zero, no further losses are recorded in the Company’s Consolidated Statements of Operations unless the Company has outstanding guarantee obligations or has committed additional funding to the equity method company. When the equity method company subsequently reports income, the Company will not record its share of such income until it equals the amount of its shares of losses not previously recognized.

     Cost Method. Companies not consolidated or accounted for under the equity method are accounted for under the cost method of accounting. Under the cost method, the Company’s share of the income or losses of such entities is not included in the Company’s Consolidated Statements of Operations.

     In addition to the Company’s investments in voting and non-voting equity and debt securities, it also periodically makes advances to its companies in the form of promissory notes which are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting By Creditors for Impairment of a Loan.”

     Impairment. On a continuous basis, but no less frequently than at the end of each quarterly period, the Company evaluates the carrying value of its companies for possible impairment based on achievement of business plan objectives and milestones, the fair value of each company relative to its carrying value, the financial condition and prospects of the company and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. Management then determines whether there has been an other than temporary decline in the carrying value of its ownership interest in the company. Impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     The fair value of privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies, or the value negotiated with the company’s founders. The fair value of our ownership interests in private equity funds is generally determined based on the value of our pro rata portion of the funds’ net assets.

     Impairment charges related to consolidated companies are included in Impairment on the Consolidated Statements of Operations. Impairment charges associated with equity method companies are included in Equity Loss in the Consolidated Statements of Operations. Impairment charges related to cost method companies are included in Other Income (Loss), Net in the Consolidated Statements of Operations.

     The new cost basis of a company is not written-up if circumstances suggest the value of the company has subsequently recovered.

Accounting Estimates

     The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. These estimates include evaluation of the Company’s investments in its companies, investments in marketable securities, asset impairment, revenue recognition, income taxes, those related to vendor rebate programs and incentives and commitments and contingencies.

     Certain amounts recorded to reflect the Company’s share of losses of companies accounted for under the equity method are based on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities are made final.

     It is reasonably possible that the Company’s accounting estimates with respect to the useful life and ultimate recoverability of the carrying value of the Company’s ownership interests in and advances to companies, goodwill and intangible assets could change in the near term and that the effect of such changes on the financial statements could be material. At December 31, 2003, the Company believes the recorded

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of carrying value of the Company’s ownership interests in and advances to companies, goodwill and intangible assets is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a company.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation. The impact of these changes is not material and did not affect net loss.

Cash and Cash Equivalents, Short-Term Investments and Restricted Cash

     The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits that are readily convertible into cash. Short-term investments consist of certificates of deposits at December 31, 2003 and 2002. Restricted cash is primarily invested in money market instruments.

Available-for-Sale and Trading Securities

     The Company records its ownership interest in cost method equity securities that have readily determinable fair value as available-for-sale or trading securities in accordance SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Trading securities are carried at fair value, based on quoted market prices, with the unrealized gain or loss included in Other Income (Loss), Net, in the Consolidated Statements of Operations. The Company records its ownership interest in debt securities at cost because it has the ability and intent to hold these securities until maturity.

Receivables Securitization

     CompuCom sells, on an ongoing basis, its trade accounts receivables without recourse through a wholly owned subsidiary. The subsidiary then sells the receivables to a consolidated, wholly-owned bankruptcy-remote special purpose subsidiary (SPS). The SPS has sold and, subject to certain conditions, may from time to time sell an undivided ownership interest in the pool of purchased receivables to financial institutions. CompuCom accounts for the sales of receivables in accordance with the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”

Derivative Financial Instruments

     The Company has used derivative instruments to manage its exposure to fluctuations in certain investments in publicly held securities. Derivative financial instruments are recognized at fair value in the statement of financial position, and the corresponding gains or losses are reported either in the statements of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. If the derivative is determined to be a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are offset against the change in the fair value of the hedged assets, liabilities or firm commitments through the statement of operations or recognized in other comprehensive income until the hedge item is recognized in the statements of operations. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company has no derivative financial instruments at December 31, 2003.

Financial Instruments

     The Company’s financial instruments, principally cash and cash equivalents, short-term investments, restricted cash, accounts receivable, notes receivable, accounts payable, accrued expenses and deferred revenue are carried at cost which approximates fair value due to the short-term maturity of these instruments. The Company’s long-term debt is carried at cost which approximates fair value as the debt bears interest

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at rates approximating current market rates. At December 31, 2003, the market value of the Company’s convertible subordinated notes was approximately $186 million based on quoted market prices.

Inventories

     Inventory consists primarily of product inventory held by CompuCom. Inventory is stated at the lower of average cost or market. The Company continually assesses the appropriateness of the inventory valuations considering obsolete, slow-moving and non-saleable inventory.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Provision for depreciation and amortization is based on the estimated useful lives of the assets (buildings and leasehold improvements, 3 to 30 years; machinery and equipment, 2 to 10 years) and is computed using the straight-line method.

Intangible Assets, net

     SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives continue to be amortized over their respective estimated useful lives to their estimated residual value.

     Purchased in-process research and development (“IPR&D”) represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above criteria must be charged to expense as part of the allocation of the purchase price of the business combination.

Goodwill

     During 2001, goodwill was amortized and assessed for impairment under SFAS 121. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized but instead tested for impairment at least annually. In accordance with SFAS No. 142, goodwill associated with equity method companies is no longer amortized and continues to be assessed for impairment under Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets, including property and equipment and amortizable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to forecasted undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Recoverability of Note Receivable — Related Party

     The Company evaluates the recoverability of its Note Receivable — Related Party in accordance with SFAS No. 114. Under No. SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis, the Company assesses the recoverability of the loan by reviewing the fair value of the collateral supporting the loan and estimating future cash flows discounted at the loan’s effective rate.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment charges are included in Impairment — Related Party on the Consolidated Statements of Operations. The Company does not accrue interest when a note is considered impaired. All cash receipts from impaired notes are applied to reduce the principal amount of such note until the principal has been fully recovered, and is recognized as interest income thereafter.

Deferred Revenue

     Deferred revenue represents cash collections on contracts in advance of performance of services or delivery of products and is recognized as revenue when the related services are performed or products are delivered.

Revenue Recognition

     During 2003, 2002 and 2001, CompuCom accounted for 90%, 93% and 94% of the Company’s consolidated revenues, respectively. During 2003, the remaining revenue was primarily attributable to Alliance, Pacific Title and Mantas. During 2002, the remaining revenue was primarily attributable to aligne and Lever8 (which were merged into Alliance Consulting in 2003).

     CompuCom generates revenue from two primary sources – 1) product revenues - which primarily consist of multi-vendor procurement services and support for a wide array of technologies, including Wintel-based personal computer products, certain Unix-based systems, servers, networking and storage products, peripherals, software-related products and licenses, and mobile and wireless computing devices and 2) services revenues – which consist primarily of IT outsourcing services, such as multi-vendor hardware and software support/deployment/migration, help desk, remote network management, IT asset management and software patch management; IT consulting and system integration services, including application design and development, project management, application development staff augmentation, technical event management and federal government services; complex configuration and imaging services; vendor warranty contracts; software agency fees; and services provided in support of certain manufacturers’ direct fulfillment initiatives.

     CompuCom recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. Generally for product sales, these criteria are met at the time of delivery to a common carrier. Revenue earned from services is recognized ratably over the contractual period or as services are performed. Revenue in excess of billings on service contracts is recorded as unbilled receivables. Billings in excess of revenue recognized on service contracts are recorded as deferred income until revenue recognition criteria are met. Provision for estimated product returns, which historically have been immaterial, are made at the time the related revenue is recognized. Shipping and handling revenues are included in product revenues and costs are included in product costs. Accounting literature provides guidance to enable companies to determine whether revenue from the reselling of software licenses should be recorded on a “gross” or “net” basis. CompuCom believes that the facts and circumstances, particularly those involving pricing and credit risk indicate that the majority of its’ software license sales should be recorded on a “gross” basis. These facts include: CompuCom establishes the selling price to the customer; CompuCom has the responsibility to pay suppliers for all products ordered, regardless of when, or if, CompuCom collects from their customers; CompuCom is solely responsible for determining the credit worthiness of its customers, thereby assuming all credit risk.

     Alliance Consulting (including aligne and Lever8) generates revenue primarily from consulting services. Revenue is generally recognized upon performance of services. Certain services are performed under fixed-price service contracts related to discrete projects. Revenue from these contracts is recognized using the proportional performance method, primarily based on the percentage that earned revenue to date compares to the estimated total revenue after giving effect to the most recent estimates of total revenue. Losses expected to be incurred on jobs in process are charged to income in the period such losses become known.

     Pacific Title generates revenue from film title and special effects service contacts. Revenue is recognized on a percentage of completion basis based on costs incurred to total estimated costs to be incurred. Any anticipated losses on contracts are expensed when identified. Pacific Title also generated revenue from manufacturing, installing and selling large format film projector systems. Revenue for projector systems was

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized when persuasive evidence of an arrangement existed, delivery and customer acceptance had occurred, the sales price was fixed and determinable and collectibility was reasonably assured.

     Mantas recognizes revenue in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. For software transactions that involve significant customization, SOP 97-2 requires revenue to be recognized in accordance with SOP 81-1, Accounting for Performance of Construction Type and Certain Performance Type Contracts.

     Mantas recognizes revenue from software licenses, post contract customer support (PCS) and related consulting services. Revenue from software license agreements and product sales are recognized upon delivery, provided that all of the following conditions are met: a noncancelable license agreement has been signed; the software has been delivered; no significant production, modification or customization of the software is required; the vendor’s fee is fixed or determinable; and collection of the resulting receivable is deemed probable. In software arrangements that include rights to software products, hardware products, specified upgrades, PCS, and/or other services, Mantas allocates the total arrangement fee among each deliverable based on vendor-specific objective evidence.

     Revenue from maintenance agreements is recognized ratably over the term of the maintenance period, which is generally one year. Consulting and training services provided by Mantas that are not considered essential to the functionality of the software products are recognized as the respective services are performed.

     For Mantas’ software transactions that include significant production, development or customization, revenue is recognized using the percentage of completion method. Mantas measures progress toward completion by a reference to total costs incurred compared to total costs expected to be incurred in completing the development effort. Mantas’ revenue calculated using the percentage of completion method is limited by the existence of customer acceptance provisions of contractually defined milestones and corresponding customer rights to refund for certain portions of the fee. In cases where acceptance provisions exist, Mantas defers revenue recognition until Mantas has evidence that the acceptance provisions have been met. When current cost estimates indicate a loss is expected to be incurred, the entire loss is recorded in the period in which it is identified.

Vendor Programs

     CompuCom participates in certain manufacturers’ customer specific rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for the product and then claim a rebate from the manufacturer to reduce the final cost. These rebates are then passed on to the customer in the form of a reduced sales price. The amounts due from manufacturers under such customer specific rebate programs are recorded as a reduction to Accounts Payable on the Consolidated Balance Sheets and a reduction of Cost of Sales in the Consolidated Statement of Operations.

     CompuCom participates in certain programs provided by various suppliers that enable it to earn volume incentives. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction of cost of sales when earned. CompuCom also receives vendor reimbursements that offset certain training, promotional and marketing costs incurred by CompuCom. These amounts are recorded as Accounts Receivable on the Consolidated Balance Sheets, and any amounts received in excess of the actual amounts incurred is recorded as a reduction of Cost of Sales in the Consolidated Statement of Operations.

Interest and Financing Expense

     Interest and financing expense consists of interest incurred on borrowings by the Company and its subsidiaries, and discounts on the sale of receivables by CompuCom.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company measures stock-based compensation cost in accordance with APB 25, “Accounting for Stock Issued to Employees”. Accordingly, no compensation expense is recorded for stock options issued to employees at fair market value. Stock options issued to non-employees are measured at fair value on the date of grant using the Black-Scholes model and are expensed over the vesting period.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment to SFAS 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock-based compensation in accordance with APB 25.

     Had compensation cost been recognized consistent with SFAS 148, the Company’s consolidated net loss and loss per share would have been as follows:

		Year Ended December 31,
		2003	2002		2001
		(In thousands except per share amounts)
Consolidated net loss	As reported	$(33,331)	$(150,483	)(a)	$(499,100)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(6,425)	(1,400)		(28,407)

	Pro forma	$(39,756)	$(151,883)		$(527,507)

Loss per share
Basic	As reported	$(0.28)	$(1.28	)(a)	$(4.26)
	Pro forma	$(0.34)	$(1.29)		$(4.50)
Diluted	As reported	$(0.30)	$(1.30	)(a)	$(4.27)
	Pro forma	$(0.35)	$(1.31)		$(4.51)
Per share weighted average fair value of stock options issued on date of grant		$1.96	$1.56		$2.69

     (a)   After recording a cumulative effect of change in accounting principle.

     The following range of assumptions were used by the Company, its subsidiaries and its companies accounted for under the equity method to determine the fair value of stock options granted in 2003, 2002 and 2001 using the Black-Scholes option-pricing model for public companies and subsidiaries and the minimum value method for private equity method companies:

	Year Ended December 31,
	2003	2002	2001
Company
Dividend yield	0%	0%	0%
Expected volatility	95%	90 to 95%	90%
Average expected option life	5 years	5 years	5 years
Risk-free interest rate	2.5% to 3.3%	2.6% to 5.0%	4.0% to 5.1%

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2003	2002	2001
Subsidiaries and Equity Method Companies
Dividend yield	0%	0%	0%
Expected volatility	0% to 287%	0% to 212%	0% to 183%
Average expected option life	3 to 8 years	4 to 10 years	3 to 10 years
Risk-free interest rate	1.8% to 4.5%	1.8% to 5.7%	1.8% to 6.7%

     CompuCom offers its associates purchase rights under an Employee Stock Purchase Plan. The following weighted average assumptions were used by CompuCom in 2003 to determine the fair value of these rights using the Black Scholes option pricing model: dividend yield – 0%; volatility – 86%; average expected life – 6 months; and risk free interest rate – 1.1%

     Detailed information regarding the Company’s stock-based compensation plans may be found in Note 11.

Defined Contribution Plans

     Defined contribution plans are contributory and cover eligible employees of the Company and certain subsidiaries. The Company has a defined contribution retirement plan for the benefit of eligible employees. The plan allows eligible employees, as defined in the plan, to contribute to the plan up to 75% of their pretax compensation, subject to the maximum contributions allowed by the Internal Revenue Code. The Company determines the amount, if any, of the employer paid matching contribution at the end of each calendar year. Additionally, the Company may make annual discretionary contributions to a defined contribution pension plan based on a participant’s eligible compensation. Certain subsidiaries also generally match from 25% to 60% of the first 4% to 6% of employee contributions to these plans. Amounts expensed relating to all plans were $3.0 million in 2003, $3.6 million in 2002 and $3.7 million in 2001.

Income Taxes

     Income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management provides valuation allowances against the net deferred tax asset for amounts which are not considered more likely than not to be realized.

Net Loss Per Share

     Net loss per share (EPS) is computed on net loss using the weighted average number of common shares outstanding during each year. Diluted EPS includes common stock equivalents (unless anti-dilutive) which would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net loss of such transactions. Diluted EPS calculations adjust net loss for the dilutive effect of common stock equivalents and convertible securities issued by the Company’s public subsidiaries or equity companies.

Comprehensive Income (Loss)

     Comprehensive income (loss) is the change in equity of a business enterprise during a period from non-owner sources. Excluding net income (loss), the Company’s sources of other comprehensive income (loss) is from net unrealized appreciation (depreciation) on its available-for-sale securities and foreign currency translation adjustments, which have been negligible to date. Reclassification adjustments result from the recognition in net loss of unrealized gains or losses that were included in comprehensive income (loss) in prior periods.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information

     The Company reports segment data based on the management approach which designates the internal reporting which is used by management for making operating decisions and assessing performance as the source of the Company’s reportable operating segments.

New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), which replaces FIN 46. FIN 46R defines the provisions under which a Variable Interest Entity should be consolidated. FIN 46R is effective for all entities that are subject to the provisions of FIN 46R no later than the end of the first reporting period that ends after March 15, 2004. The Company accounts for, under the equity method, certain private equity funds that account for their investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, “Audits of Investment Companies”. The effective date for FIN 46 has been delayed for these funds until the AICPA finalizes its proposed Statement of Position on clarifying the scope of the Audit Guide and accounting by the parent companies and equity method investors for investments in investment companies. If it is ultimately determined that FIN 46 applies to private equity funds, then the amount of equity income or loss the Company records on private equity funds accounted for under the equity method may change significantly.

     In November 2003, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Customers By Manufacturers”. EITF Issue No. 03-10 provides guidance regarding how a reseller of a vendor’s products should account for consideration received from the vendor for honoring the vendor’s sales incentives offers directly to consumers. The provisions of EITF Issue No. 03-10 will apply to vendor arrangements entered into after December 31, 2003. The Company does not expect EITF 03-10 to have a material effect on its financial condition or results of operations.

2.       Business Combinations

Acquisitions by the Company

     In September 2003, the Company acquired additional shares of SOTAS from minority shareholders for $1.4 million. The Company also funded $5 million to satisfy SOTAS’ outstanding balance on their line of credit. The Company then converted a total of $2.2 million of debt into common stock of SOTAS. As a result of these transactions, the Company increased its ownership in SOTAS by 24.6% to 99.8%.

     In September 2003, the Company acquired additional shares of Mantas from a minority shareholder and provided funding to Mantas for a total of $0.8 million.

     On October 1, 2003, the Company merged SOTAS and Mantas under the Mantas name. The Company accounted for the merger as a combination of entities under common control. The merger had no impact on the Company’s Consolidated Financial Statements. Immediately after the merger, the Company acquired additional shares of Mantas for $13 million. As a result of these transactions, the Company increased its ownership in Mantas to 84%. Mantas provides enterprise-wide anti-money laundering, surveillance and trading compliance software for financial institutions. SOTAS delivers decision support solutions to enhance revenue maximization for global fixed line and mobile communications service providers. The merger resulted in an immediate expansion of worldwide sales and technology resources, while reducing operating costs of these two companies, and should enhance Mantas’ leadership position in providing critical risk and performance management applications to top-tier, global financial institutions and telecommunications providers.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Company has not completed the allocation of the purchase price of the acquisition for the acquisitions listed above. Therefore, the allocation of the purchase price could be adjusted once the valuation of assets acquired and liabilities assumed is completed.

     In December 2002, the Company acquired 100% of Alliance Consulting for $53.9 million in net cash paid to the selling shareholders and $1.4 million in transaction related costs. Alliance is an IT consulting firm that architects and implements digital enterprise strategies for its clients by building and integrating information technology across every line of business. The Company’s allocation of the purchase price for Alliance was as follows (in millions):

Working Capital (including cash acquired)	$1.9
Fixed Assets	2.2
Customer-Related Intangibles	3.6
Goodwill	47.6

$55.3

     The identifiable intangibles will be amortized over their estimated useful life of seven years (assuming there is not a write-down associated with these intangible assets resulting in acceleration of expense).

     In February 2003, the Company acquired additional shares of ChromaVision Medical Systems for $5 million. As a result of this purchase of additional shares, the Company increased its ownership in ChromaVision by 6% to 62%.

     In June 2002, the Company acquired a majority ownership interest in ChromaVision Medical Systems for $16.2 million in cash, including $9.8 million used to purchase shares of preferred stock from existing shareholders. In July and August 2002, the Company acquired additional shares of ChromaVision for $1.7 million. The Company’s allocation of aggregate purchase prices for the ChromaVision acquisitions is summarized in the table below:

	2003	2002
	(in millions)
Working Capital (including cash acquired)	$3.5	$5.8
Property and Equipment	0.1	0.5
Identifiable Intangibles	—	5.4
Goodwill	1.1	5.1
In-Process Research and Development	0.3	1.1

	$5.0	$17.9

     The total identifiable intangible assets will be amortized and the total fixed assets will be depreciated over their weighted average useful lives (4 years). The acquired in-process research and development costs were charged to earnings. The amount was determined by identifying research projects for which technological feasibility has not been established and for which there is no alternative future use. In-Process R&D represented several projects in process at ChromaVision relating to software and hardware improvements and related applications development which, by definition, may not have an alternative future use.

     In April 2002, the Company acquired a majority ownership interest in Mantas for $14.5 million in cash. Mantas provides next-generation analytic applications for the global financial services and telecommunications markets. The Company’s allocation of the aggregate purchase price for the acquisition was as follows (in millions):

Working Capital (including cash acquired)	$9.3
Identifiable Intangibles	4.9
Goodwill	0.3

$14.5

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pro Forma Financial Information

     The following unaudited pro forma financial information presents the combined results of operations of the Company as if the acquisitions had occurred as of the beginning of the periods presented, after giving effect to certain adjustments, including amortization of intangibles with definite useful lives. The pro forma results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented and are not intended to be a projection of future results.

	Year Ended December 31,
	2003	2002
	(In thousands except per
	share data)
Total revenues	$1,622,558	$1,774,349
Net loss	$(34,726)	$(160,575)
Diluted loss per share	$(0.31)	$(1.39)

3.      Property and Equipment

     Property and equipment consisted of the following:

	As of December 31,
	2003	2002
	(In thousands)
Land, building and improvements	$10,837	$11,420
Machinery and equipment	131,504	122,823

	142,341	134,243
Accumulated depreciation and amortization	(108,334)	(95,633)

	$34,007	$38,610

4.       Ownership Interests in and Advances to Companies

     The following summarizes the carrying value of the Company’s ownership interests in and advances to companies accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at December 31, 2003 and 2002.

	As of December 31,
	2003	2002
	(In thousands)
Equity Method
Public Companies	$9,354	$23,181
Non-Public Companies	934	5,057
Private Equity Funds	27,279	36,377

	37,567	64,615
Cost Method
Non-Public Companies	12,618	6,420
Private Equity Funds	2,934	3,824

	$53,119	$74,859

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The market value of the Company’s public companies accounted for under the equity method was $37 million at December 31, 2003 and $53 million at December 31, 2002. The decline is mainly attributable to the Company’s sales of its interests in Internet Capital Group and DocuCorp during 2003. This decline is partially offset by an increase in the market values of Sanchez and eMerge.

     At December 31, 2003 and 2002, the Company’s carrying value in its companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $1 million and $6 million, respectively, which is included in Ownership Interests In and Advances to Companies on the Consolidated Balance Sheets.

     During management’s ongoing review of the recoverability of recorded carrying values for investments versus fair value, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable. In 2003, 2002 and 2001, the Company recorded impairment charges totaling $6.8 million, $20.0 million and $85.6 million, respectively, for companies accounted for under the equity method. Impairment charges related to cost method companies were $2.6 million, $6.7 million and $50.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. The amount of each impairment charge was determined by comparing the carrying value of the company to its estimated fair value. Impairment charges associated with equity method companies are included in Equity Loss in the Consolidated Statements of Operations. Impairment charges related to cost method companies are included in Other Income (Loss), Net in the Consolidated Statements of Operations.

     The following unaudited summarized financial information for our companies and funds accounted for under the equity method at December 31, 2003 and 2002 and for the three years ended December 31, 2003, 2002 and 2001, has been compiled from the unaudited financial statements of our respective companies and reflects certain historical adjustments. Revenue and net loss of the companies and funds are excluded for periods prior to the year of their acquisition and subsequent to their disposition.

	As of December 31,
	2003	2002
	(In thousands)
Balance Sheets
Current assets	$86,018	$160,015
Non-current assets	556,891	612,209

Total Assets	$642,909	$772,224

Current liabilities	$37,247	$72,265
Non-current liabilities	45,289	41,437
Shareholders’ equity	560,373	658,522

Total Liabilities and Shareholders’ Equity	$642,909	$772,224

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Results of Operations
Revenue:
Public companies	$96,404	$166,624	$198,030
Non-public companies	6,563	87,678	89,824

	$102,967	$254,302	$287,854

Net Loss	$(76,495)	$(199,215)	$(590,936)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.       Goodwill and Other Intangible Assets

     In accordance with SFAS 142, the Company completed its annual impairment review of goodwill in the fourth quarter of 2003. The test is performed on a “reporting unit” basis, which can be the same as an operating segment unless discrete financial information is prepared and regularly reviewed by management at a “component” level, generally one level below the operating segment level. The Company determined that Alliance Consulting Group, including aligne and Lever8 Solutions (which were merged into Alliance shortly after the Alliance acquisition), was a “reporting unit” under SFAS 142. The Company engaged a third party valuation firm to assist it in determining the fair value of this reporting unit. The fair value was determined by using a discounted cash flow approach, and by reviewing the valuation of comparable public companies and the valuation of acquisitions of similar companies. The fair value of the reporting unit was then compared to the carrying value, indicating that an impairment may exist.

     The fair value of the reporting unit was then allocated to the assets and liabilities of the reporting unit. This fair value was then deducted from the fair value of the reporting unit to determine the implied fair value of goodwill. Because the carrying value of the goodwill exceeded its implied fair value, the Company reported a $16.0 million impairment charge. This impairment charge is included in Impairment on the Consolidated Statements of Operations.

     Under the transition provisions of SFAS 142, the Company was required to test existing goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002. The Company completed the required testing during the second quarter of 2002. As a result, the Company reported a $21.8 million goodwill impairment loss related to aligne and Lever8 (prior to the Alliance merger), arising from the initial application of SFAS 142, which required the carrying amount of goodwill be compared to the fair value. The fair value of that reporting unit was determined by estimating the present value of future cash flows and by reviewing the valuations of comparable public companies. This loss was recognized in the Consolidated Statements of Operations as a Cumulative Effect of a Change in Accounting Principle during the year ended December 31, 2002.

     Also in accordance with the transition provisions of SFAS 142, approximately $1.3 million of negative goodwill associated with a CompuCom acquisition was written-off as of January 1, 2002. The Company’s share of this adjustment, net of income taxes, was $0.4 million and was recognized in the Consolidated Statements of Operations as a Cumulative Effect of a Change in Accounting Principle during the year ended December 31, 2002.

     The following table illustrates adjusted net loss and basic and diluted loss per share as if SFAS 142 was adopted as of January 1, 2001:

		Year Ended December 31,
		2001
		(In thousands except per share data)
Impact on Statements of Operations:
Net loss before change in accounting principle		$(499,100)
Add back goodwill amortization	– consolidated companies	12,562
	– equity method companies	25,186

Adjusted net loss		$(461,352)

Impact on Basic Loss Per Share:
Net loss before change in accounting principle		$(4.26)
Add back goodwill amortization	– consolidated companies	0.12
	– equity method companies	0.21

		$(3.93)

Impact on Fully Diluted Loss Per Share:
Net loss before change in accounting principle		$(4.27)
Add back goodwill amortization	– consolidated companies	0.11
	– equity method companies	0.21

		$(3.95)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following is a summary of changes in the carrying amount of goodwill by segment:

	Strategic	Non-Strategic		Total
	Companies	Companies	CompuCom	Segments
	(In thousands)
Balance at December 31, 2002	$100,590	$1,336	$104,889	$206,815
Additions	5,475	—	—	5,475
Purchase price adjustments(1)	1,379	—	—	1,379
Deconsolidation	(718)	79	—	(639)
Impairment	(17,378)	—	—	(17,378)

Balance at December 31, 2003	$89,348	$1,415	$104,889	$195,652

(1)	The above purchase price adjustments represent activity to complete the final purchase price allocation. As discussed in Note 2, certain purchase price adjustments are not final.

     Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite useful lives:

	December 31, 2003
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
Customer-related	6 - 11 years	$19,100	$12,023	$7,077
Contract-related	2 - 3 years	2,840	2,155	685
Technology-related	2 - 17 years	11,547	4,620	6,927

Total		$33,487	$18,798	$14,689

	December 31, 2002
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
Customer-related	6 - 11 years	$15,467	$9,107	$6,360
Contract-related	2 - 3 years	2,840	1,382	1,458
Technology-related	2 - 17 years	12,942	2,180	10,762

Total		$31,249	$12,669	$18,580

     Amortization expense related to intangible assets was $6.3 million, $6.8 million and $2.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The following table provides estimated future amortization expense related to intangible assets (assuming there is not a writedown associated with these intangible assets causing an acceleration of expense):

Total
(In thousands)
2004	$5,642
2005	3,727
2006	1,808
2007	833
2008 and thereafter	2,679

$14,689

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.       Financial Instruments

     In 1999, the Company entered into two forward sale contracts related to 3.4 million shares of its holdings in Tellabs common stock. The Company pledged these shares of Tellabs under contracts that expired in March and August 2002 and, in return, received approximately $139 million of cash. At maturity, the Company was required to deliver cash or Tellabs stock with a value determined by the stock price of Tellabs at maturity.

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

7.       Long-term Debt

     In May 2003, the Company renewed its revolving credit facility that provides for borrowings, issuances of letters of credit and guarantees of up to $25 million. Borrowing availability under the facility is reduced by the face amount of outstanding letters of credit and guarantees. This credit facility matures in May 2004 and bears interest at the prime rate (4.0% at December 31, 2003) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125% which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to two times any amounts outstanding under the facility. This facility provides the Company additional flexibility to implement its strategy and support its companies. As of December 31, 2003, the Company had outstanding guarantees related to two strategic initiative companies’ credit facilities which allowed for borrowings of up to $13 million, of which $4.7 million was outstanding as of December 31, 2003. As of December 31, 2003, there was $12 million available to the Company under the Company’s credit facility.

     At December 31, 2003, CompuCom has a $25 million working capital facility and a $50 million receivables securitization facility. Consistent with its financing requirements, during 2003 CompuCom reduced its receivables securitization facility from $100 million to $50 million. The working capital facility, which initially had a May 2002 maturity date, has been extended to an April 2004 maturity date, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on CompuCom’s assets. CompuCom expects to extend or renew the working capital facility. Availability under the facility is subject to a borrowing base calculation. As of December 31, 2003, availability under the working capital facility was $25 million with no outstanding amounts. Terms of the facility limit the amounts available for capital expenditures and dividends.

     The securitization facility’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable to a consolidated, wholly owned bankruptcy-remote special purpose subsidiary (SPS). The risk that CompuCom bears from bad debt losses on trade receivables sold is addressed in its allowance for doubtful accounts. The SPS has sold and, subject to certain conditions, may from time to time sell an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. These sales are reflected as reductions of Accounts Receivable on the Consolidated Balance Sheets and are included in net cash provided by operating activities on the Consolidated Statements of Cash Flows. The proceeds from the sale of receivables are used primarily to fund working capital requirements. CompuCom retains the portion of sold

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivables that are in excess of the amounts outstanding, referred to as retained interest. The carrying amount of CompuCom’s retained interest, which approximates fair value because of the short-term nature of the receivables, is reflected in Accounts Receivable on the Consolidated Balance Sheets. The investors in the securitized receivables have no recourse to the Company’s or CompuCom’s assets as a result of debtor’s defaults. CompuCom is retained as servicer of the receivables; however, the cost of services is not material. Amounts outstanding as sold receivables as of December 31, 2002 consisted of two certificates totaling $60 million. Within the context of the facility, each certificate was issued from a separate facility, with each set at $50 million. One $50 million facility, which matured in October 2003, had one certificate issued for $50 million. Consistent with CompuCom’s financing needs, this facility was not renewed. As of December 31, 2003, the other $50 million facility, with an October 2005 maturity date, had one certificate issued for $10 million. The weighted average designated short-term interest rate, inclusive of the spread, was 1.8% and 2.0% at December 31, 2003 and 2002, respectively. Both facilities are subject to CompuCom’s compliance with selected financial covenants.

     Four consolidated companies maintain separate revolving credit facilities, which provide for aggregate borrowings of $19.0 million as of December 31, 2003, $13 million of which is guaranteed by the Company under its credit facility. Two of the revolving credit facilities totaling $7 million mature in February 2004, $2 million mature in July 2004 and the $10 million facility matures in September 2004. The February 2004 facility of $3.0 million has been extended for one year. As of December 31, 2003, outstanding borrowings under these facilities were $4.7 million. These obligations bear interest at variable rates ranging between the prime rate and the prime rate plus 1.25% or LIBOR (ranging from 1.1% to 1.2% at December 31, 2003) plus 1.2%.

     Debt as of December 31, 2003 also included mortgage obligations ($3.5 million), term loans ($4.6 million), capital lease obligations ($1.0 million) and other borrowing obligations ($0.3 million) of consolidated companies. These obligations bear interest at fixed rates between 8.0% and 20.3% and variable rates indexed to the prime rate plus 1.0% to 1.5%.

     Three consolidated companies maintained separate revolving credit facilities, which provided for aggregate borrowings of $14.0 million as of December 31, 2002. As of December 31, 2002 outstanding borrowings under these facilities were $4.7 million. These obligations bear interest at fixed rates of 4.75% and variable rates ranging between the prime rate plus 0.5% and the prime rate plus 1%.

     Debt as of December 31, 2002 also included mortgage obligations ($3.9 million), term loans ($3.1 million), capital lease obligations ($1.2 million) and other borrowing obligations ($0.6 million) of consolidated companies. These obligations bear interest at fixed rates between 4.25% and 20.3% and variable rates consisting of the prime rate plus 1.0%.

     Aggregate maturities of long-term debt during future years are (in millions): $11.5 — 2004; $2.3 — 2005; and $0.3 — 2006.

8.      Convertible Subordinated Notes

     In June 1999, the Company issued $200 million of 5% convertible subordinated notes due June 15, 2006 (2006 Notes). Interest is payable semi-annually. The 2006 Notes are redeemable in whole or in part at the option of the Company for a maximum of 101.67% of face value depending on the date of redemption and subject to certain restrictions. The 2006 Notes are convertible into the Company’s common stock subject to adjustment under certain conditions including rights offerings and Safeguard Subscription Programs to the Company’s shareholders. Pursuant to the terms of the 2006 Notes, the conversion rate of the notes at December 31, 2003 was $24.1135 of principal amount per share.

     See Note 22 – 2004 Events – for activity in 2004 related to the 2006 Notes.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.       Accrued Expenses

     Accrued expenses consisted of the following:

	As of December 31,
	2003	2002
	(In thousands)
Accrued payroll and payroll taxes	$33,389	$35,651
Accrued cost of software and licenses	35,623	21,942
Accrued restructuring charge	698	1,303
Other	35,847	39,481

	$105,557	$98,377

10.       Shareholders’ Equity

Preferred Stock

     Shares of preferred stock, par value $10 per share, are voting and are issuable in one or more series with rights and preferences as to dividends, redemption, liquidation, sinking funds, and conversion determined by the Board of Directors. At December 31, 2003 and 2002, there were one million shares authorized and none outstanding.

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

11.       Stock-Based Compensation

     In 2001, the Company’s Board of Directors approved up to 4.2 million shares for issuance under the 2001 Associates Equity Compensation Plan to persons other than directors and executive officers of the Company. In 2002, the number of shares approved under the plan was increased to 5.4 million. The Company’s 1999 Equity Compensation Plan provides for the grant of stock options, restricted stock awards, stock appreciation rights, performance units and other stock-based awards to employees, directors and consultants, with 9.0 million shares reserved for issuance. Generally, outstanding options vest over four years after the date of grant and expire eight years after the date of grant. To the extent allowable, all grants are incentive stock options. All options granted under the plans to date have been at prices which have been equal to the fair market value at the date of grant. At December 31, 2002, the Company reserved 13.8 million shares of common stock for possible future issuance under its equity compensation plans. Several subsidiaries and most of our companies also maintain equity compensation plans for their employees and directors.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In 2002, the Company made an offer to its employees to exchange stock options held by these employees for restricted shares of the Company’s stock. Under the exchange program, each employee with an outstanding stock option with an exercise price in excess of $15.00 per share was offered the opportunity to exchange the options for shares of restricted stock. In order to participate in the exchange, a participant had to exchange all eligible options held. The shares of restricted stock were issued on January 22, 2002, and vested on the later of July 22, 2002, or the date on which the unvested eligible option exchanged for the restricted shares would have vested. Vesting may be accelerated upon certain circumstances. Until the restricted stock vests, the shares are generally subject to forfeiture in the event an employee leaves the Company for a reason other than a termination without cause. As a result of the exchange, the Company issued 537,878 shares of restricted stock in January 2002 in return for 2,038,071 stock options that were canceled.

     Approximately $2.0 million of non-cash deferred compensation associated with this restricted stock is being expensed as the restricted stock vests, and will be reduced to the extent that a participant forfeits his or her shares of restricted stock received in the exchange prior to vesting. The deferred compensation charge is unaffected by future changes in the price of the common stock.

     Option activity is summarized below:

		Weighted
	Shares	Average Exercise Price
	(In thousands)
Outstanding December 31, 2000	12,029	$19.22
Options granted	2,520	3.76
Options exercised	(186)	1.44
Options canceled/forfeited	(1,891)	22.87

Outstanding at December 31, 2001	12,472	15.80
Options granted	3,000	2.15
Options canceled — option exchange program	(2,038)	36.94
Other options canceled/forfeited	(2,030)	15.43

Outstanding at December 31, 2002	11,404	8.50
Options granted	1,078	2.67
Options exercised	(200)	1.63
Options canceled/forfeited	(1,963)	8.10

Outstanding at December 31, 2003
	10,319	$8.10

Options exercisable at year-end	7,053
Shares available for future grant	3,494

     The following summarizes information about the Company’s stock options outstanding at December 31, 2003:

Options Outstanding						Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Number	Remaining	Average		Average
Range of			Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices			(In thousands)	(In years)	Price	(In thousands)	Price
$1.25	–	$1.74	1,544	6.8	$1.40	455	$1.37
1.89	–	3.36	1,983	6.0	2.46	896	2.46
3.51	–	4.79	1,521	6.3	3.98	563	4.37
5.28	–	5.28	2,072	5.0	5.28	1,969	5.28
5.53	–	12.31	857	2.2	9.66	838	9.72
12.35	–	20.00	1,583	3.2	12.57	1,582	12.57
30.47	–	50.98	759	4.2	41.37	750	41.52

$1.25	–	$50.98	10,319	5.1	$8.10	7,053	$10.61

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Total compensation expense for restricted stock issuances was $1.8 million, $3.4 million and $0.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Unamortized compensation expense related to restricted stock issuances at December 31, 2003 is $1.0 million.

     In addition to the restricted stock grants discussed above, the Company issued 0.9 million of deferred stock units to senior executives in December 2002 . Deferred stock units are payable in stock, on a one-for-one basis. Payments in respect of the deferred stock units are payable not earlier than one year after the vesting. The value of these deferred stock units was $1.6 million based on the fair value of the stock as of the date of grant. The deferred stock units vest over four years. Total compensation expense for deferred stock units was $0.6 million and $0.1 million, respectively for the years ended December 31, 2003 and December 31, 2002.

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

12.       Income Taxes

     The provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Current
Federal	$1,560	$6,410	$(43,410)
State	589	592	386
Deferred, primarily federal	3,251	416	36,182

	$5,400	$7,418	$(6,842)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Total income tax benefit differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income taxes and before the cumulative effect of a change in accounting principle in 2002 as a result of the following:

	Year Ended December 31,
	2003	2002	2001
Statutory tax benefit	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) in taxes resulting from:
State taxes, net of federal tax benefit	0.7	(0.1)	—
Non-deductible goodwill amortization	—	—	0.5
Income tax of subsidiaries not consolidated for tax	18.6	6.1	0.6
Valuation allowance	33.2	34.8	32.1
Other adjustments	1.8	0.3	0.4

	19.3%	6.1%	(1.4)%

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,
	2003	2002
	(In thousands)
Deferred tax assets:
Subsidiary/investee carrying values	$57,192	$127,817
Accounts receivable and inventories, reserves and tax capitalized costs	2,731	4,194
Tax loss and credit carryforwards	206,992	133,005
Other	10,675	12,954

Gross deferred tax assets	277,590	277,970
Valuation allowance	(263,718)	(256,844)

Deferred tax assets	13,872	21,126

Deferred tax liabilities:
Subsidiary/investee carrying values	—	(4,664)
Accelerated depreciation	(2,745)	(785)
Intangible assets	(7,949)	(4,890)
Other	(3,535)	(5,763)

Deferred tax liabilities	(14,229)	(16,102)

Net deferred tax balance	$(357)	$5,024

     The net deferred tax liability of $0.4 million at December 31, 2003 is reflected in Deferred Taxes of $1.9 million and Prepaid Expenses and Other Current Assets of $1.5 million on the Consolidated Balance Sheets. The net deferred tax asset of $5.0 million at December 31, 2002 is included in Deferred Taxes of $1.2 million and Prepaid Expenses and Other Current Assets of $3.8 million.

     The Company has not recognized a deferred tax liability for the difference between the book basis and tax basis of its holdings in the common stock of its consolidated subsidiaries (such difference relates primarily to unremitted income of the subsidiaries), since it does not expect this basis difference to become subject to tax at the parent level. The Company believes it can implement certain tax strategies to recover its basis in these subsidiaries tax-free.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In addition, the Company has not recognized gross deferred tax assets for the difference between the book and tax basis of our holdings in the stock of certain consolidated subsidiaries where we do not believe we will dispose of the asset in the foreseeable future. As a result of the shut down in July 2003 of two consolidated subsidiaries, the Company recorded the gross deferred tax assets for the difference between the book and tax basis of these companies.

     As of December 31, 2003, the Company had federal net operating loss carryforwards and federal capital loss carryforwards of approximately $216.0 million and $207.5 million, respectively. The net operating loss carryforwards expire in various amounts from 2004 to 2023. The capital loss carryforwards expire in various amounts from 2006 to 2008. Limitations on utilization of both the net operating loss carryforward and capital loss carryforward may apply.

     The Company’s subsidiaries that are not consolidated for tax purposes have additional loss carryforwards of $118.5 million, which expire in various amounts from 2004 to 2023. Limitations on utilization of both the net operating loss carryforward and capital loss carryforward may apply. Accordingly, valuation allowances have been provided to account for the potential limitations on utilization of these tax benefits.

     In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recognized that it is more likely than not that certain future tax benefits may not be realized as a result of current and future income. Accordingly, the valuation allowance has been increased in the current year to reflect lower than anticipated net deferred tax asset utilization. In the event of a decrease in the valuation allowance in future years, a portion of the decrease will reduce the Company’s recorded goodwill in the amount of approximately $1.5 million. This is due to deferred tax assets acquired as part of the purchase of a subsidiary which currently requires a valuation allowance.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.       Net Loss Per Share

     The calculations of net loss per share were:

	Year Ended December 31,
	2003	2002	2001
	(In thousands except per share data)
Basic:
Net loss before cumulative effect of change in accounting principle	$(33,331)	$(129,093)	$(499,100)
Cumulative effect of change in accounting principle	—	(21,390)	—

Net loss	$(33,331)	$(150,483)	$(499,100)

Average common shares outstanding	118,486	117,736	117,290

Basic before cumulative effect of change in accounting principle	$(0.28)	$(1.10)	$(4.26)
Cumulative effect of change in accounting principle	—	(0.18)	—

Basic after cumulative effect of change in accounting principle	$(0.28)	$(1.28)	$(4.26)

Diluted:
Net loss before cumulative effect of change in accounting principle	$(33,331)	$(129,093)	$(499,100)
Effect of public holdings	(2,264)	(2,912)	(1,433)

Adjusted net loss	$(35,595)	$(132,005)	$(500,533)

Average common shares outstanding	118,486	117,736	117,290

Diluted before cumulative effect of change in accounting principle	$(0.30)	$(1.12)	$(4.27)

Net loss after cumulative effect of change in accounting principle	$(33,331)	$(150,483)	$(499,100)
Effect of public holdings	(2,264)	(2,993)	(1,433)

Adjusted net loss	$(35,595)	$(153,476)	$(500,533)

Average common shares outstanding	118,486	117,736	117,290

Diluted after cumulative effect of change in accounting principle	$(0.30)	$(1.30)	$(4.27)

     If a consolidated or equity method public company has dilutive options or securities outstanding, diluted net loss per share is computed first by deducting from net loss the income attributable to the potential exercise of the dilutive options or securities of the company. This impact is shown as an adjustment to net loss for purposes of calculating diluted net loss per share.

     Approximately 0.9 million, 0.1 million and 0.2 million weighted average common stock equivalents related to stock options, restricted stock, and DSU’s were excluded from the denominator in the diluted earnings per share calculation for the years ended December 31, 2003, 2002 and 2001, respectively, as their inclusion would be anti-dilutive due to the net loss in the respective periods. Approximately 8.3 million shares representing the weighted average effect of assumed conversion of the convertible subordinated notes were excluded in all periods presented from the denominator in the calculation of diluted loss per share because their effect was anti-dilutive.

14.       Related Party Transactions

     The Company and its subsidiaries have transactions in the normal course of business with other subsidiaries. For example, CompuCom recorded total revenues of approximately $0.5 million, $0.2 million and $0.8 million, in 2003, 2002 and 2001, respectively, from the Company and its companies. Additionally, CompuCom purchased approximately $0.1 million of consulting services in both 2002 and 2001 from Safeguard companies.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     The loan bears interest at the default annual rate of 9% and became payable on a limited basis on January 1, 2003. Safeguard sent Mr. Musser a demand notice in January 2003 and, when no payment was received, a default notice. In conjunction with the original loan, Mr. Musser granted the Company security interests in securities and real estate as collateral. Based on the information available to us, the Company also concluded that Mr. Musser may not have sufficient personal assets to satisfy the outstanding balance due under the loan when the loan becomes full recourse against Mr. Musser on April 30, 2006. In the fourth quarter of 2002 and first quarter of 2003, the Company impaired the loan by $11.4 million and $0.7 million respectively, to the estimated value of the collateral that the Company held at that date. The Company’s carrying value of the loan at December 31, 2003 is $11.9 million and the value of the underlying collateral is approximately $14.8 million. The Company will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis.

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

15.       Commitments and Contingencies

Safeguard Scientifics Securities Litigation

     On June 26, 2001, the Company and Warren V. Musser, the Company’s former Chairman, were named as defendants in a putative class action filed in United States District Court for the Eastern District of Pennsylvania (“the Court”). Plaintiffs allege that defendants failed to disclose that Mr. Musser had pledged some or all of his Safeguard stock as collateral to secure margin trading in his personal brokerage accounts. Plaintiffs allege that defendants’ failure to disclose the pledge, along with their failure to disclose several margin calls, a loan to Mr. Musser, the guarantee of certain margin debt and the consequences thereof on Safeguard’s stock price, violated the federal securities laws. Plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

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

     These two cases were consolidated for further proceedings under the name “In Re: Safeguard Scientifics Securities Litigation” and the Court approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. The plaintiffs filed a consolidated and amended complaint. On May 23, 2002, the defendants filed a motion to dismiss the consolidated and amended complaint for failure to state claim upon which relief may be granted. On October 24, 2002, the Court denied the defendants’ motions to dismiss, holding that, based on the allegations of plaintiffs’ consolidated and amended complaint, dismissal would be inappropriate at that juncture. On December 20, 2002, plaintiffs filed with the Court a motion for a class certification. On August 27, 2003, the Court denied plaintiffs’ motion for class certification. On September 12, 2003, plaintiffs filed with the United States Court of Appeals for the Third Circuit a petition for permission to appeal the order

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

denying class certification. Safeguard filed its opposition to that petition on September 23, 2003. On November 5, 2003, the Third Circuit denied plaintiffs’ petition and declined to hear the appeal. On November 18, 2003, plaintiffs’ counsel moved to intervene in the consolidated action new plaintiffs and proposed class representative, which motion was denied by the Court on February 18, 2004.

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

     The Company and its subsidiaries conduct a portion of their operations in leased facilities and lease machinery and equipment under leases expiring at various dates to 2019. Total rental expenses under operating leases was $14.9 million, $15.3 million and $15.1 million in 2003, 2002 and 2001, respectively. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2003, are (in millions): $12.8 — 2004 $9.7 — 2005, $8.0 — 2006, $7.7 — 2007; $7.7 — 2008 and $47.3 thereafter.

     In connection with its ownership interests in certain companies, the Company has guarantees of $18 million at December 31, 2003, of which $14 million relates to guarantees of our consolidated companies (and $13 million of which is guaranteed under the Company’s revolving credit facility (see Note 7)). A total of $6 million of debt associated with its guarantees of consolidated companies have been recorded on the consolidated companies’ Balance Sheets, and are therefore reflected in the Company’s Consolidated Balance Sheets at December 31, 2003. Additionally, we have committed capital of approximately $29 million, including commitments made in prior years to various companies, to be funded over the next several years, including approximately $8 million, which is expected to be funded during the next twelve months.

     The Company has received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner to the fund for a further distribution to the fund’s limited partners (the “clawback”). Assuming the funds in which the Company is a general partner are liquidated or dissolved on December 31, 2003 and assuming for those purposes that the only distributions from the funds are equal to the carrying value of the funds on the December 31, 2003 financial statements, the maximum clawback the Company would be required to return for its general partner interests is $6 million. Management estimates its liability to be approximately $4 million. This amount is reflected in Other Long-Term Liabilities on the Consolidated Balance Sheets.

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

     In October 2001, the Company entered into an agreement with its former Chairman and Chief Executive officer to provide for annual payments of $650,000 per year and certain health care and other benefits for life. As a result of this agreement, the Company recorded expense of $5.5 million, which is included in General and Administrative Expense in the Consolidated Statements of Operations for the year ended December 31, 2001. The related current liability of $0.5 million is included in Accrued Expenses and the long-term portion of $4.6 million is

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in Accrued Expenses and the long-term portion of $4.6 million is included in Other Long-Term Liabilities on the Consolidated Balance Sheets at December 31, 2003.

     The Company has entered into retention agreements with its four executive officers at December 31, 2003. These agreements provide for severance payments to the executive officer in the event the officer is terminated without cause or the officer terminates their employment for “good reason”. The amount of severance payment is a multiple of the executive’s salary and bonus. The applicable multiple ranges from 1.5 to 3.0 depending upon the officer’s position, the officer’s tenure, and whether or not a “change of control” has occurred. The agreement also provides for acceleration of vesting and extended exercise periods for certain equity grants to the officer and certain other rights. The maximum aggregate exposure under the agreements is $7.4 million at December 31, 2003.

16.       Parent Company Financial Information

     Parent company financial information is provided to present the financial position and results of operations of the Company as if the less than wholly owned consolidated companies (see Note 1) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies. Parent company financial statements consolidate the financial statements of the Company’s wholly owned subsidiaries, including Alliance Consulting.

Parent Company Balance Sheets

	As of December 31,
	2003	2002
	(In thousands)
Assets
Cash and cash equivalents	$122,965	$112,714
Restricted cash	1,019	3,634
Short-term investments	7,081	9,986
Trading securities	—	832
Other current assets	23,967	27,520

Total current assets	155,032	154,686
Ownership interests in and advances to companies	249,136	259,854
Available-for-sale securities	—	4,548
Note receivable — related party	11,946	14,482
Goodwill	53,307	74,226
Intangibles, net	3,090	—
Other	5,075	11,526

Total Assets	$477,586	$519,322

Liabilities and Shareholders’ Equity
Current maturities of long-term debt	$8,491	$9,531
Other current liabilities	20,113	23,077

Total current liabilities	28,604	32,608
Long-term debt	281	538
Other long-term liabilities	12,530	13,903
Convertible subordinated notes	200,000	200,000
Shareholders’ equity	236,171	272,273

Total Liabilities and Shareholders’ Equity	$477,586	$519,322

     In connection with its ownership interests in certain companies, the Company has guarantees of $18 million at December 31, 2003, of which $11 million relates to guarantees of our wholly owned subsidiaries. A total of $6 million of debt associated with its guarantees have been recorded on the Parent Company Balance Sheets at December 31, 2003.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Debt for the year ended December 31, 2003 includes primarily mortgage obligations ($3.5 million), bank credit facilities ($4.7 million), capital lease obligations ($0.3 million) and other borrowing obligations ($0.3 million). These obligations bear interest at fixed rates between 9.0% to 20.3% and variable rates of prime rate or LIBOR plus 2.5%.

     Debt for the year ended December 31, 2002 includes primarily mortgage obligations ($3.9 million), bank credit facilities ($4.7 million), capital lease obligations ($0.4 million), term loans ($0.6 million) and other borrowing obligations ($0.5 million). These obligations bear interest at fixed rates between 4.25% to 9.0%, and variable rates consisting of the prime rate plus 1%.

     Aggregate maturities of long-term debt during future years are (in millions): $8.5 — 2004; $0.2 — 2005; and $0.1 — 2006.

     Parent Company Statements of Operations

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Revenue	$89,984	$52,579	$71,106

Operating expenses:
Cost of sales	61,417	21,520	31,517
Selling	12,919	2,309	1,747
General and administrative	37,457	55,235	77,020
Depreciation and amortization	5,204	4,475	8,619
Impairment	15,968	6,575	—

Total operating expenses	132,965	90,114	118,903

	(42,981)	(37,535)	(47,797)
Other income (loss), net	48,930	1,142	(41,332)
Impairment – related party	(659)	(11,434)	—
Interest income	2,121	6,142	13,468
Interest and financing expense	(11,082)	(17,495)	(26,363)

Loss before income taxes, equity loss and change in accounting principle	(3,671)	(59,180)	(102,024)
Income taxes (expense) benefit	—	(15)	9,740
Minority interest	4	—	—
Equity loss	(29,664)	(69,473)	(406,816)

Net loss before change in accounting principle	(33,331)	(128,668)	(499,100)
Cumulative effect of change in accounting principle	—	(21,815)	—

Net Loss	$(33,331)	$(150,483)	$(499,100)

     The Company’s share of income or losses of its less than wholly owned consolidated subsidiaries are reflected in Equity Loss.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Parent Company Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Operating Activities
Net loss	$(33,331)	$(150,483)	$(499,100)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	5,204	4,475	8,619
Deferred income taxes	—	—	37,622
Equity loss	29,664	69,473	406,816
Non-cash compensation charges	2,429	3,406	1,227
Tax benefit of stock option exercises	—	—	(88)
Other (income) loss, net	(48,930)	(1,142)	41,332
Impairment	15,968	6,575	—
Impairment — related party	659	11,434	—
Cumulative effect of change in accounting principle	—	21,815	—
Cash provided by (used in) changes in working capital items:
Other receivables, net	(1,884)	3,186	(1,059)
Income tax receivable	—	62,647	(48,173)
Accounts payable, accrued expenses, deferred revenue and other	1,338	(1,000)	22,238

Net cash provided by (used in) operating activities	(28,883)	30,386	(30,566)

Investing Activities
Proceeds from sales of available-for-sale and trading securities	38,981	13,273	19,365
Proceeds from sales of and distributions from companies	38,955	24,738	101,638
Advances to companies	(139)	(5,697)	(18,619)
Repayment of advances to companies	1,403	—	1,331
Acquisitions of ownership interests in companies and subsidiaries, net of cash acquired	(45,831)	(118,703)	(77,736)
Advances to related party	—	(618)	(26,630)
Repayment of advances to related party	1,940	1,556	2,694
Increase in restricted cash and short-term investments	(16,263)	(33,626)	(5,033)
Decrease in restricted cash and short-term investments	21,783	28,039	86,728
Proceeds from sale of building	—	17,672	—
Capital expenditures	(678)	(1,546)	(817)
Other, net	8	368	(1,359)

Net cash provided by (used in) investing activities	40,159	(74,544)	81,562

Financing Activities
Borrowings on revolving credit facilities	84,546	—	—
Repayments on revolving credit facilities	(84,619)	(90)	—
Borrowings on long-term debt	—	—	4,029
Repayments on long-term debt	(1,278)	(14,569)	(1,537)
Issuance of Company common stock, net	326	—	269

Net cash provided by (used in) financing activities	(1,025)	(14,659)	2,761

Net Increase (Decrease) in Cash and Cash Equivalents	10,251	(58,817)	53,757
Cash and Cash Equivalents at beginning of period	112,714	171,531	117,774

Cash and Cash Equivalents at end of period	$122,965	112,714	$171,531

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.       Supplemental Non-cash Financing and Investing Activities

     During the years ended December 31, 2003, 2002 and 2001, the Company converted $8.6 million, $1.3 million and $8.9 million, respectively, of advances to companies into ownership interests in companies.

     Interest paid in 2003, 2002 and 2001 was $13.5 million, $14.0 million and $20.4 million, respectively, of which $10 million in each year was related to the Company’s convertible subordinated notes.

     Cash paid for taxes in the years ended December 31, 2003, 2002 and 2001 was $4.4 million, $11.1 million and $9.4 million, respectively.

     The Company issued 0.3 million shares of the Company’s common stock in 2001 to acquire interests in companies.

     During the years ended December 31, 2002 and 2001, the Company received stock distributions from its interests in private equity funds with a fair value at the time of distribution of $0.1 million and $7.2 million, respectively.

     In conjunction with the sale of its headquarters facility in 2002, the Company received a $2 million note, which was paid in full in 2003.

     During the year ended December 31, 2001, the Company exchanged all of its holdings in Cambridge Technology Partners for shares of Novell. Also during the year ended December 31, 2001, the Company exchanged all of its holdings in ThinAirApps and Atlas Commerce for shares of Palm and Verticalnet, respectively.

18.       Operating Segments

     Our reportable segments include i) Strategic Companies, which includes those companies in which we maintain controlling interest and are strategically and operationally engaged with the goal of accelerating value creation, ii) Non-Strategic (formerly referred to as Legacy) Companies, in which we generally have less than a controlling interest or which do not directly fall within our strategic focus; and iii) CompuCom, which represents the results of our subsidiary, CompuCom.

     In periods prior to 2003, our reportable segments were Strategic Private Companies, Public Company Operations (excluding CompuCom), CompuCom Operations and Other Private Companies and Funds. All prior periods have been restated to conform to the current-year presentation. The development of the current segments corresponds to the implementation of our refinement in strategic focus announced in early 2003, and represents management’s view of the Company’s operations.

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

     Other items, which include corporate operations, results of operations of disposed companies, goodwill amortization, prior to January 1, 2002, and income taxes, are reviewed by management independent of segment results.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2003

		Non-
	Strategic	Strategic		Total	Other	Consolidated
	Companies	Companies	CompuCom	Segments	Items	Results
	(in thousands)
Revenue
Product sales	$9,732	$8,090	$1,158,312	$1,176,134	$—	$1,176,134
Service sales	113,083	34,072	296,808	443,963	—	443,963
Other	125	2,020	—	2,145	316	2,461

Total revenue	122,940	44,182	1,455,120	1,622,242	316	1,622,558

Operating expenses
Cost of sales – product	1,029	3,658	1,076,103	1,080,790	—	1,080,790
Cost of sales – service	75,056	15,961	204,719	295,736	—	295,736
Selling and service	47,525	7,444	78,353	133,322	—	133,322
General and administrative	24,285	6,465	58,718	89,468	21,747	111,215
Depreciation and amortization	10,290	6,748	15,458	32,496	260	32,756
Impairment	15,968	—	—	15,968	—	15,968

Total operating expenses	174,153	40,276	1,433,351	1,647,780	22,007	1,669,787

	(51,213)	3,906	21,769	(25,538)	(21,691)	(47,229)
Other income, net	92	48,618	—	48,710	220	48,930
Impairment – related party	—	—	—	—	(659)	(659)
Interest income	91	16	1,114	1,221	2,090	3,311
Interest and financing expense	(592)	(163)	(1,395)	(2,150)	(11,418)	(13,568)

Income (loss) before income taxes, minority interest and change in accounting principle	(51,622)	52,377	21,488	22,243	(31,458)	(9,215)
Income taxes expense	—	—	—	—	(5,400)	(5,400)
Minority interest	6,691	63	(8,291)	(1,537)	—	(1,537)
Equity loss	—	(17,023)	—	(17,023)	(156)	(17,179)

Net income (loss)	$(44,931)	$35,417	$13,197	$3,683	$(37,014)	$(33,331)

Segment Assets December 31, 2003	$148,402	$76,855	$462,378	$687,635	$148,696	$836,331

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2002

		Non-
	Strategic	Strategic		Total	Other	Consolidated
	Companies	Companies	CompuCom	Segments	Items	Results
	(in thousands)
Revenue
Product sales	$12,670	$7,571	$1,269,112	$1,289,353	$—	$1,289,353
Service sales	42,936	27,219	301,977	372,132	—	372,132
Other	31	23,969	—	24,000	69	24,069

Total revenue	55,637	58,759	1,571,089	1,685,485	69	1,685,554

Operating expenses
Cost of sales – product	2,196	2,067	1,164,685	1,168,948	—	1,168,948
Cost of sales – service	26,475	15,264	200,002	241,741	—	241,741
Selling and service	30,087	12,999	87,631	130,717	—	130,717
General and administrative	17,731	30,397	69,435	117,563	23,938	141,501
Depreciation and amortization	7,227	6,399	18,232	31,858	1,024	32,882
Impairment	1,783	4,792	—	6,575	—	6,575

Total operating expenses	85,499	71,918	1,539,985	1,697,402	24,962	1,722,364

	(29,862)	(13,159)	31,104	(11,917)	(24,893)	(36,810)
Other income (loss), net	15	(5,594)	—	(5,579)	430	(5,149)
Impairment – related party	—	—	—	—	(11,434)	(11,434)
Interest income	172	37	1,947	2,156	6,104	8,260
Interest and financing expense	(3,796)	(970)	(2,424)	(7,190)	(16,895)	(24,085)

Income (loss) before income taxes, minority interest and change in accounting principle	(33,471)	(19,686)	30,627	(22,530)	(46,688)	(69,218)
Income taxes expense	—	—	—	—	(7,418)	(7,418)
Minority interest	7,388	2,784	(11,625)	(1,453)	—	(1,453)
Equity loss	(3,625)	(46,960)	—	(50,585)	(419)	(51,004)

Net income (loss) before change in accounting principle	(29,708)	(63,862)	19,002	(74,568)	(54,525)	(129,093)
Cumulative effect of change in accounting principle	(21,815)	—	425	(21,390)	—	(21,390)

Net income (loss)	$(51,523)	$(63,862)	$19,427	$(95,958)	$(54,525)	$(150,483)

Segment Assets December 31, 2002	$163,390	$103,222	$447,494	$714,106	$154,560	$868,666

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2001

		Non-
	Strategic	Strategic		Total	Other	Consolidated
	Companies	Companies	CompuCom	Segments	Items	Results
	(in thousands)
Revenue
Product sales	$9,280	$10,152	$1,533,567	$1,552,999	$—	$1,552,999
Service sales	45,582	18,102	281,922	345,606	—	345,606
Other	—	26,772	—	26,772	291	27,063

Total revenue	54,862	55,026	1,815,489	1,925,377	291	1,925,668

Operating expenses
Cost of sales – product	2,449	979	1,389,417	1,392,845	—	1,392,845
Cost of sales – service	33,576	8,890	182,090	224,556	—	224,556
Selling and service	11,988	12,330	119,729	144,047	—	144,047
General and administrative	11,926	30,143	86,657	128,726	42,280	171,006
Depreciation and amortization	1,304	3,897	19,510	24,711	16,037	40,748

Total operating expenses	61,243	56,239	1,797,403	1,914,885	58,317	1,973,202

	(6,381)	(1,213)	18,086	10,492	(58,026)	(47,534)
Other loss, net	—	(41,332)	—	(41,332)	—	(41,332)
Interest income	171	56	4,104	4,331	12,112	16,443
Interest and financing expense	(124)	(357)	(7,412)	(7,893)	(26,345)	(34,238)

Income (loss) before income taxes, minority interest and equity loss	(6,334)	(42,846)	14,778	(34,402)	(72,259)	(106,661)
Income taxes benefit	—	—	—	—	6,842	6,842
Minority interest	745	(188)	(5,179)	(4,622)	1,288	(3,334)
Equity loss	(7,844)	(282,884)	—	(290,728)	(105,219)	(395,947)

Net income (loss)	$(13,433)	$(325,918)	$9,599	$(329,752)	$(169,348)	$(499,100)

Segment Assets December 31, 2001	$97,438	$361,895	$446,615	$905,948	$286,315	$1,192,263

Other Items

	As of December 31,
	2003	2002	2001
	(In thousands)
Corporate operations	$(31,614)	$(47,107)	$(60,624)
Results of operations — dispositions	—	—	(77,818)
Goodwill amortization	—	—	(37,748)
Income tax (expense) benefit	(5,400)	(7,418)	6,842

	$(37,014)	$(54,525)	$(169,348)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     19.       Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2003
Revenue	$370,699	$419,212	$373,740	$458,907
Total operating expenses	381,932	429,126	378,756	479,973

	(11,233)	(9,914)	(5,016)	(21,066)
Other income, net	4,191	12,881	31,205	653
Impairment – related party	(659)	—	—	—
Interest income	1,032	853	881	545
Interest expense	(3,444)	(3,477)	(3,429)	(3,218)

Net income (loss) before income taxes, minority interest and equity loss	(10,113)	343	23,641	(23,086)
Income taxes	(1,392)	(1,465)	(1,060)	(1,483)
Minority interest	(10)	107	(726)	(908)
Equity loss	(4,024)	(2,135)	(3,613)	(7,407)

Net income (loss)	$(15,539)	$(3,150)	$18,242	$(32,884)

Net income (loss) per share (a)
Basic	$(0.13)	$(0.03)	$0.15	$(0.28)
Diluted	$(0.14)	$(0.03)	$0.15	$(0.28)
2002
Revenue	$350,804	$452,852	$443,056	$438,842
Total operating expenses	361,784	460,021	454,395	446,164

	(10,980)	(7,169)	(11,339)	(7,322)
Other income (loss), net	(3,447)	(3,298)	(84)	1,680
Impairment – related party	—	—	—	(11,434)
Interest income	2,020	2,307	2,022	1,911
Interest expense	(7,465)	(5,558)	(7,657)	(3,405)

Net loss before income taxes, minority interest, equity loss and change in accounting principle	(19,872)	(13,718)	(17,058)	(18,570)
Income taxes	(1,118)	(1,944)	(2,168)	(2,188)
Minority interest	(841)	(608)	667	(671)
Equity loss	(18,907)	(17,639)	(4,691)	(9,767)

Net loss before change in accounting principle	(40,738)	(33,909)	(23,250)	(31,196)
Cumulative effect of change in accounting principle	(21,390)	—	—	—

Net loss	$(62,128)	$(33,909)	$(23,250)	$(31,196)

Basic Loss Per Share(a):
Prior to cumulative effect of change in accounting principle	$(0.35)	$(0.29)	$(0.20)	$(0.26)
Cumulative effect of change in accounting principle	(0.18)	—	—	—

	$(0.53)	$(0.29)	$(0.20)	$(0.26)

Diluted Loss Per Share:
Prior to cumulative effect of change in accounting principle	$(0.35)	$(0.29)	$(0.20)	$(0.27)
Cumulative effect of change in accounting principle	(0.18)	—	—	—

	$(0.53)	$(0.29)	$(0.20)	$(0.27)

(a)	Per share amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period. Additionally, in regard to diluted per share amounts only, quarterly amounts may not add to the annual amounts because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive, and because of the adjustments to net income (loss) for the dilutive effect of public holdings common stock equivalents and convertible securities.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.       Trade and Vendor Accounts Receivable

     The following table summarizes the activity in the allowance for doubtful accounts:

(In thousands)
Balance, December 31, 2000	$4,328
Charged to costs and expenses	889
Charge-offs	(2,251)
Other	300

Balance, December 31, 2001	3,266
Charged to costs and expenses	832
Charge-offs	(1,165)
Other	590

Balance, December 31, 2002	3,523
Charged to costs and expenses	1,559
Charge-offs	(2,359)
Other	(67)

Balance, December 31, 2003	$2,656

21.       Separate Financial Information of Subsidiaries not Consolidated

     The following is summarized financial information for PA Early Stage Partners II, L.P. (PAESP II or the Fund), a private equity fund which the Company accounts for under the equity method of accounting. The Company’s current strategy does not include making new commitments in private equity funds. Additionally, the Company may seek to reduce its current ownership interests in and its existing commitments to funds in which it holds interests. The Company has, in the past, sold its interests in certain funds in privately negotiated sales as opportunities arose and believes that it may be able to sell its fund interests in the future.

     PAESP II is a private venture capital fund formed on February 23, 2000 as a limited partnership with $101.5 million in aggregate capital commitments of which the Company has committed to invest $25 million. As of December 31, 2003, the Company has invested a total of $19.9 million, which constitutes 24.6% of the invested capital to date.

     PAESP II is the second of three private venture capital partnerships managed by PA Early Stage Partners, the fund’s manager. All three funds have had a similar focus and investment strategy. The first fund formed by PA Early Stage was started in 1997. PA Early Stage Partners formed a third private venture capital partnership in February, 2003 with aggregate capital commitments of $83 million dollars. PAESP II typically invests in preferred stock and convertible debt securities issued by privately held early stage information technology and life sciences companies having substantial operations in Pennsylvania. In assessing private companies in which to invest, the fund manager screened hundreds of business plans, met with management teams of many prospective portfolio companies, conducted detailed analyses of those companies’ market opportunities, technology assets, and financial projections, and performed other risk/return analyses in making their investment decisions. Through December 31, 2003, the Fund has called $80.7 million of capital from its investors and has made 36 portfolio investments. The Fund does not anticipate making any new investments.

     The Fund hopes to generate returns for its investors by liquidating its investments as a result of mergers, acquisitions, buyouts, public offerings or other value-creation events affecting the companies. The expected holding period for a successful early stage investment is between five and seven years, reflecting the time it takes for a typical early stage technology or life sciences company to execute on its business plan. It is not unusual for early-stage venture capital funds such as PAESP II to incur substantial losses in the early years of the fund since early stage companies often fail during the first few years of their existence. Gains are often not realized until later in a fund’s life when successful portfolio investments have had ample time to create substantial shareholder value and achieve a profitable liquidity event. The Fund is only four years old and has not realized any gains to date and has experienced realized losses in connection with the write off of non-performing companies. Because of the long-term nature of private equity investing, we believe it is too early to appropriately assess the performance of PAESP II at this point of the Fund’s life. Liquidation of the Fund’s investments is subject to market factors and individual portfolio companies’ performance which are substantially outside of the control of the Fund. On a quarterly basis, the Company evaluates the Fund’s performance as compared to the Fund’s investment strategies and the Company’s business objectives and, if necessary, records an impairment charge.

     The Fund values its venture capital investments at fair value as determined in good faith by the general partner of the Fund. No public market exists for the Fund’s investments. Therefore, the Fund must determine the fair value of its investments by taking into consideration the cost of the securities, prices of recent significant placements of securities of the same issuer, subsequent developments concerning the companies to which the securities relate, and such other factors as the general partner may deem relevant. Because of the inherent uncertainty of such valuations, these estimated values may differ significantly from the values that would have been used had a ready market for these investments existed, and the differences could be material. The Fund reflects adjustments to valuations of investments in its financial statements as unrealized gains or losses, and records realizations or write-offs of investments as realized gains or losses. The Fund has applied its fair value methodology and key assumptions for determining valuations of portfolio investments consistently across all reporting periods.

     The following summarized financial information of the Fund is based upon the Fund’s financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America that require the Fund’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     PA Early Stage Partners, II, L.P.

	As of December 31,
	2003	2002
	(In thousands)
Balance Sheets
Assets
Cash and temporary investments	$976	$2,030
Venture capital investments, at fair value:
Information Technology	14,601	23,189
Life Sciences	5,981	6,725
Other	1,194	1,779

	$22,752	$33,723

Liabilities’ and Partners’ Capital
Accounts payable and accrued expenses	$—	$5
Total partners’ capital	22,752	33,718

	$22,752	$33,723

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Statements of Operations
Revenue	$21	$112	$211
Expenses	(2,113)	(2,116)	(2,134)

Net operating loss	(2,092)	(2,004)	(1,923)

Realized loss on investments	(4,298)	(3,723)	(13,798)
Net unrealized loss on investments	(8,128)	429	(20,173)

Net loss on investments	(12,426)	(3,294)	(33,971)

Net decrease in partners’ capital resulting from operations	$(14,518)	$(5,298)	$(35,894)

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Statements of Changes Partners’ Capital
Balance – Beginning of Year	$33,718	$34,252	$56,443
Partners contributions	3,552	5,075	13,703
Net decrease in partners’ capital resulting from operations	(2,092)	(2,004)	(1,923)
Net decrease in partners’ capital resulting from investments	(12,426)	(3,294)	(33,971)
Distribution to partners	—	(311)	—

Balance – End of Year	$22,752	$33,718	$34,252

22.      2004 Events

     In February 2004, the Company completed the sale of Tangram, a majority-owned subsidiary, for shares of OpsWare valued at $6.9 million at closing. The Company will record a net gain on the sale of Tangram of approximately $8 million on the transaction in the first quarter of 2004.

     In January 2004, the Company announced the sale of Sanchez Computer Associates, Inc, a company accounted for under the equity method. The sale is expected to close in the second quarter of 2004. The Company will receive approximately $40 million of proceeds, including at least $20 million of cash and the remainder in Fidelity National Financial common stock and will record a gain on the sale of Sanchez of approximately $31 million upon closing.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures due March 15, 2024 (2024 Notes). The Company intends to use all of the net proceeds of this offering of approximately $146 million to retire a majority of the 2006 Notes by redemption or by one or more privately negotiated transactions. As of March 12, 2004, the Company has repurchased $84 million of face value of 2006 Notes.

     Total interest payments on the 2024 Notes of $3.9 million per year are payable semi-annually. At the note holders’ option, the notes are convertible into the Company’s common stock. The conversion rate of the notes at March 8, 2004 was $7.2174 of principal amount per share. The closing price of the Company’s common stock on March 8, 2004 was $3.95 per share. The note holders may require repurchase of the notes on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. The note holders may also require repurchase of the notes upon certain events, including sale of all or substantially all of the Company’s common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, the Company may redeem all or some of the 2024 Notes commencing March 20, 2009.

     The 2024 Notes also provide that if the Company sells an interest in a company that is not strategic, and the aggregate book value of that interest, when added to the aggregate book value of all such interests sold in the preceding 12 months, exceeds $50 million, the Company is required to use a portion of the proceeds to pay down a portion of the outstanding balance of the 2006 Notes (see Note 8).

     In conjunction with the issuance of the 2024 Notes, the Company amended its revolving credit facility to grant the bank a security interest in accounts held by the Company at the bank.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

     None.

Item 9a.      Controls and Procedures

     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     There were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.       Directors and Executive Officers of the Registrant

			Director,
			Executive
			Officer or Key
Name	Age	Position(s)	Employee Since
Executive Officers:
Anthony L. Craig	58	President, Chief Executive Officer and Director	2001
Michael F. Cola	44	Managing Director, Healthcare Life Sciences	2002
Christopher J. Davis	51	Managing Director and Chief Financial Officer	2001
Anthony A. Ibargüen	44	Managing Director, Business & IT Services	2002
John A. Loftus	42	Chief Technology Officer	2004
Directors:
Robert E. Keith, Jr.	62	Chairman of the Board	1996
Julie A. Dobson	47	Director	2003
Andrew E. Lietz	65	Director	2003
George MacKenzie	55	Director	2003
Jack L. Messman	64	Director	1994
Russell E. Palmer	69	Director	1989
John W. Poduska, Sr.	66	Director	1987
Robert Ripp	62	Director	2003
John J. Roberts	59	Director	2003

     Mr. Craig became president and chief executive officer of Safeguard in October 2001. Before joining Safeguard, Mr. Craig was chief executive officer from December 1999 to October 2001, and remains chairman, of Arbinet-the xchange, a leading online trading exchange for the telecommunications industry. Before Arbinet, he served as president and chief executive officer of Global Knowledge Network, a premier provider of technology learning services, from January 1997 to December 1999. Mr. Craig has also served as corporate vice president for Digital Equipment Corporation, senior vice president for Oracle Systems Corporation, and president and chief executive officer of Prime Computer. Mr. Craig has also held the positions of vice president of General Electric Company and president and chief executive officer of GE Information Services, as well as a series of executive assignments internationally at IBM Corporation. Mr. Craig is a director of ChromaVision, CompuCom, Pacific Title & Art Studio and NexTone.

     Mr. Cola joined Safeguard as vice president of operations and management services in February 2000 and became managing director in January 2002. Prior to joining Safeguard, Mr. Cola spent nine years in various leadership positions at AstraMerck, Astra Pharmaceuticals, and AstraZeneca. During this time period he was responsible for the spinout of AstraMerck, US product development, and Global Clinical Operations. Prior to AstraMerck Mr. Cola was responsible for re-engineering processes and systems in manufacturing and product development at Campbell Soup Company. Mr. Cola is the Chairman and interim CEO of ChromaVision and a director of Mantas, Ventaira, NexTone, QuestOne, and Pacific Title and Art Studio.

     Mr. Davis joined Safeguard as vice president, strategic development in March 2000 and became executive vice president and chief financial officer in August 2001 and managing director and chief financial officer in January 2002. Prior to joining Safeguard, Mr. Davis served for three years as president and chief executive officer of LFC Financial Corporation, a privately held financial services company engaged in complex financing transactions, and as chief financial officer for the preceding nine years. Mr. Davis began his career at Coopers & Lybrand as a certified public accountant and has also been an independent consultant for early stage, technology-oriented companies. Mr. Davis is a director of eMerge Interactive, Inc., Alliance Consulting and Mantas.

     Mr. Ibargüen joined Safeguard’s executive team in January 2002. Prior to joining Safeguard, Mr. Ibargüen was chairman and chief executive officer of Ajunto, Inc., a privately held software company, from July 2001 to October 2001; president of professional services, managing director and venture partner with Internet Capital Group, a technology holding company, from December 1999 to June 2001; and president of the Americas, president and chief operating officer of Tech Data Corporation, a Fortune 200 distributor of information technology products and services, from September 1996 to December 1999. Previously, he was co-founder and executive vice president of

Entex Information Services, a privately held $2 billion systems integrator subsequently acquired by Siemens Business Services. Mr. Ibargüen started his career at IBM where he held a variety of sales, marketing and management positions. Mr. Ibargüen is a director of Smartdisk Corporation, C-COR.net Corp. and Alliance Consulting.

     Mr. Loftus joined Safeguard in May 2002 and became chief technology officer in December 2003. Mr. Loftus is a founder of Gestalt LLC where he served as chief technology officer from September 2001 to May 2002; served as senior vice president, e-Solutions of Breakaway Solutions from May 1999 until August 2001 (Breakaway Solutions filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in September 2001); and served as senior vice president and chief technology officer of WPL Laboratories from February 1997 to May 1999. Mr. Loftus spent the first 14 years of his career in a variety of executive, management, and engineering positions at GE and PECO Energy. Mr. Loftus is a director of eMerge Interactive, Inc. and Alliance Consulting.

     Mr. Keith was appointed chairman of the Board of Safeguard in October 2001, prior to which he served as vice chairman since February 1999. Mr. Keith also served as a member of the office of the chief executive of Safeguard from April 2001 to October 2001. Mr. Keith has been a managing director of TL Ventures and its predecessor funds since 1988. He served as president from 1991 to December 2002, and as chief executive officer from February 1996 to December 2002, of Technology Leaders Management, Inc., a private equity capital management company. Mr. Keith is also a senior adviser to, and co-founder of, EnerTech Capital Partners, a venture capital fund that targets technology companies that benefit from deregulation of the utility industry. Mr. Keith is a director of Internet Capital Group, Inc.

     Ms. Dobson served as chief operating officer, from 1998 until February 2002, of TeleCorp PCS, a wireless/mobile phone company that was acquired by AT&T Wireless in late 2001. From 1997 to 1998, Ms. Dobson was president of Bell Atlantic’s New York/ New Jersey Metro Region mobile phone operations. Prior to that time, Ms. Dobson served in a number of executive positions during her 18-year career with Bell Atlantic, including sales, operations, and strategic planning and development in the CEO’s office. Ms. Dobson is a director of PNM Corp. and LCC International, Inc.

     Mr. Lietz is managing director of Rye Capital Management, a company he founded in 2001 to provide capital and professional services to pre-IPO stage companies. From late 2000 until mid-2002, he served as executive chairman of Clare Corporation, a designer and manufacturer of integrated circuits, solid-state relays and electronic switches which was acquired by Ixys Corporation. Prior to his tenure with Clare, Mr. Lietz served as president and chief executive officer of Hadco Corporation, a global manufacturer of electronic interconnect products and services, a position which he held since 1995, and served in several other executive positions during his 16-year career with Hadco. Prior to joining Hadco, Mr. Lietz served in a variety of positions at IBM Corporation. Mr. Lietz is a director of Amphenol Corporation and Omtool Corporation and is a member of the Board of Trustees of the University System of New Hampshire.

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

     Mr. Messman is chairman of the Board, president and chief executive officer of Novell, Inc., a leading provider of information solutions that deliver secure identity management, web application development and cross-platform networking services. Mr. Messman previously served as chief executive officer and president of Cambridge Technology Partners (Massachusetts), Inc., an e-business systems integration company, from August 1999 until its acquisition by Novell in July 2001. From April 1991 until August 1999, Mr. Messman was chairman and chief executive officer of Union Pacific Resources Group Inc., an independent oil and gas exploration and production company. From May 1988 to April 1991, Mr. Messman was chairman and chief executive officer of USPCI, Inc., Union Pacific’s environmental services company. Mr. Messman is a director of RadioShack Corporation and Timminco Limited.

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

     Mr. Ripp is currently chairman of the board of LightPath Technologies, Inc., a fiber optic component manufacturer. Mr. Ripp is retired chairman and chief executive officer of AMP Incorporated. Mr. Ripp held several executive positions at AMP, including chief financial officer from April 1994 to January 1998, executive vice president of sales and marketing from January 1998 to July 1998, and chairman and chief executive officer from August 1998 until the company was sold in May 1999. Prior to joining AMP, Incorporated, Mr. Ripp was employed for 29 years with IBM Inc. He held a number of financial positions and retired from IBM in April 1993 as vice president and treasurer. Mr. Ripp is a director of ACE Ltd. and PPG Inc.

     Mr. Roberts retired in June 2002 as a global managing partner and a member of the Leadership Team of PricewaterhouseCoopers, completing a 35-year career with the professional services firm. Mr. Roberts is a C.P.A. and served in a variety of client service and operating positions during his career. He is a director of Armstrong Holdings, Inc., a trustee of Pennsylvania Real Estate Investment Trust and a trustee of Drexel University.

     The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the portion of the Definitive Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

     The information required by Item 401(h) is incorporated by reference to the portion of the Definitive Proxy Statement entitled “Board Structure and Committee Composition.”

     Corporate Governance Matters.

     Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Corporate Governance Principles and Board Matters.”

Item 11.       Executive Compensation

     Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Executive Compensation & Other Arrangements.”

Item 12.       Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Stock Ownership of Directors and Officers.”

Equity Compensation Plans

     Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.       Certain Relationships and Related Transactions

     Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Relationships and Related Transactions with Management and Others.”

Item 14.       Principal Accountant Fees and Services

     Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Independent Public Accountant - Audit Fees.”

PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Consolidated Financial Statements and Schedules
      Incorporated by reference to Item 8 of this Report on Form 10-K.

(b) Reports on Form 8-K
      On October 29, 2003, the Company furnished a Current Report on Form 8-K, Item 12 announcing by press release its financial information for the quarter ending September 30, 2003.

(c) Exhibits
      The exhibits required to be filed as part of this Report are listed in the exhibit index below.

(d) Financial Statement Schedules

Separate financial Statements of Subsidiaries Not Consolidated

     The consolidated financial statements of Internet Capital Group, Inc., for the three-year period ended December 31, 2003 required to be included in this report pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.1.

Exhibits

     The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Exhibit
3.1*	Amended and Restated Articles of Incorporation of Safeguard
3.2	By-laws of Safeguard, as amended (14) (Exhibit 3.1)
4.1**	1990 Stock Option Plan, as amended (4) (Exhibit 4.3)
4.2**	Stock Option Plan for Non-Employee Directors (2) (Exhibit 4.8)
4.3**	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended (15) (Exhibit 4.1)
4.3.1**	Group Stock Unit Award Program, Group Deferred Stock Unit Program for Officers, Group Deferred Stock Unit Program for Directors pursuant to the Safeguard Scientifics, Inc. 1999 Equity Compensation Plan (22) (Exhibit 4.3.1)
4.4**	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan (17) (Exhibit 4.1)
4.4.1**	Amendment No. 1 to the Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan (22) (Exhibit 4.4.1)
4.5	Indenture, dated as of June 9, 1999, between Safeguard Scientifics, Inc. and Chase Manhattan Trust Company, National Association, as trustee, including the form of 5.0% Convertible Subordinated Note due 2006 (7) (Exhibit 4.2)
4.6	Purchase Agreement of Safeguard Scientifics, Inc. to issue and sell to Credit Suisse First Boston Corporation Convertible Subordinated Notes due June 15, 2006 (exhibits omitted)(6) (Exhibit 4.3)
4.7	Registration Rights Agreement between Safeguard Scientifics, Inc. and Credit Suisse First Boston Corporation (7) (Exhibit 4.4)
4.8	Rights Agreement dated as of March 1, 2000 between Safeguard Scientifics, Inc. and ChaseMellon Shareholder Services LLC, as Rights Agent (8) (Exhibit 4)
4.9	Designation of Series A Junior Participating Preferred Shares (9) (Exhibit 4.11)
4.10*	Indenture, dated as of February 18, 2004 between Safeguard Scientifics, Inc. and Wachovia Bank, National Association, as trustee, including the form of 2.625% Convertible Senior Debentures due 2024
4.11*	Purchase Agreement of Safeguard Scientifics, Inc. to issue and sell to Wachovia Capital Markets, LLC % Convertible Senior Debentures Due 2024 (exhibits omitted)
4.12*	Registration Rights Agreement between Safeguard Scientifics, Inc. and Wachovia Capital Markets, LLC
4.13*/**	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan
10.1**	Safeguard Scientifics, Inc. Long Term Incentive Plan, as amended and restated effective June 15, 1994 (3) (Exhibit 10.6)
10.2**	Safeguard Scientifics, Inc. Deferred Compensation Plan (1) (Exhibit 10.12)

10.3	Sails Mandatorily Exchangeable Securities Contract dated as of March 25, 1999 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products and CSFP Capital Inc. as Agent (10) (Exhibit 10.40)
10.4	Sails Pledge Agreement dated as of March 25, 1999 among Safeguard Scientifics (Delaware), Inc, Credit Suisse Financial Products, and Credit Suisse First Boston, New York, as Collateral Agent (exhibits omitted) (10) (Exhibit 10.41)
10.5	Sails Mandatorily Exchangeable Securities Contract dated as of August 30, 1999 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products and CSFP Capital, Inc. as Agent (10) (Exhibit 10.42)
10.6	Sails Pledge Agreement dated as of August 30, 1999 among Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products, and Credit Suisse First Boston, New York, as Collateral Agent (exhibits omitted ) (10) (Exhibit 10.43)
10.7	Consulting Agreement dated July 3, 2001 between Safeguard Scientifics, Inc. and Vincent G. Bell, Jr. (15) (Exhibit 10.3)
10.8	Amended and Restated Demand Note dated May 18, 2001 given by Warren V. Musser for advances by Bonfield Insurance, LTD (15) (Exhibit 10.4)
10.9	Agreement to Restructure by and among Warren V. Musser and Hillary Grinker Musser and Safeguard Scientifics, Inc. and Bonfield Insurance, LTD, dated as of April 16, 2001 (15) (Exhibit 10.5)
10.10	Amendment to Agreement to Restructure by and among Warren V. Musser and Hillary Grinker Musser and Safeguard Scientifics, Inc. and Bonfield Insurance, LTD, dated May 18, 2001 (15) (Exhibit 10.6)
10.11	Employment Agreement dated as of October 15, 2001 between Safeguard Scientifics, Inc. and Warren V. Musser (21) (Exhibit 10.14)
10.12	Employment Agreement dated July 10, 2001 between Safeguard Scientifics, Inc. and Jerry L. Johnson (16) (Exhibit 10.9)
10.13	Form of Letter Agreement, dated January 1, 2003, between Safeguard Scientifics, Inc. and the following Managing Directors: Michael F. Cola, Christopher J. Davis and N. Jeffrey Klauder (22) (Exhibit 10.16)
10.13.1	Letter Agreement, dated January 1, 2003, between Safeguard Scientifics, Inc. and Anthony L. Craig (22) (Exhibit 10.17)
10.14	Letter Agreement, dated January 2, 2001, between Safeguard Scientifics, Inc. and Anthony A. Ibarguen (21) (Exhibit 10.21)
10.15	Loan and Security Agreement, dated as of November 21, 2001, between Comerica Bank— California and Safeguard Delaware, Inc. (schedules omitted) (21) (Exhibit 10.22)
10.16**	Letter dated September 8, 2003 from A.L. Craig (24) (Exhibit 10.3)
10.17	Loan Agreement dated May 10, 2002 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (exhibits omitted) (28) (Exhibit 10.1)
10.18	First Amendment to Loan Agreement dated May 9, 2003 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (24) (Exhibit 10.13)
10.19*	Second Amendment to Loan Agreement dated February 12, 2004 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.
10.20	CompuCom Receivables MasterTrust I Pooling and Servicing Agreement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, between Norwest Bank Minnesota National Association, CompuCom Systems, Inc., and CSI Funding, Inc. (29) (Exhibit 10(J))
10.20.1	CompuCom Receivables Master Trust I Pooling and Servicing Agreement 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, among PNC Bank, National Association, Market Street Capital Corporation, Norwest Bank Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding, Inc. (29) (Exhibit 10(K))
10.20.2	Receivables Contribution and Sale Agreement dated May 7, 1999 between CompuCom Systems, Inc. and CSI Funding, Inc. (29) (Exhibit 10(N))
10.20.3	Amendment Number 1, dated as of April 30, 2003 (this “Amendment”) to the Pooling and Servicing Agreement, dated as of May 7, 1999, as amended and restated as of August 20, 1999 (as further amended, the “Agreement”), by and among CSI Funding, Inc. (“CSI”), CompuCom Systems, Inc. (“CompuCom”), PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association)(the “Trustee”) (26) (Exhibit pp)
10.21	Series 2000-1 Supplement, among CSI Funding, Inc., as the Transferor, CompuCom Systems, Inc., as Servicer, Lloyds TSB Bank PLC, as Initial Series 2000-1 Certificateholder, and Wells Fargo, as Trustee on behalf of the Certificate holders, dated as of October 2, 2000 (12) (Exhibit 10(zz))
10.21.1	Amendment Number 1, dated as of May 17, 2001 to the Series 2000-1 Supplement, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., Lloyds TSB Bank PLC and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (30) (Exhibit 10.1)

10.21.2	Amendment Number 2, dated as of May 17, 2001 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999 and as amended by Amendment Number 1, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (30) (Exhibit 10.2)
10.21.3	Amendment Number 3, dated as of March 7, 2002 and effective as of December 31, 2001 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended by Amendment Number 1 to the Series 1999-1 Supplement, dated as of October 2, 2000, and as further amended by Amendment Number 2 to the Series 1999-1 Supplement, dated as of May 17, 2001, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (27) (Exhibit 10(ll))
10.21.4	Amendment Number 4, dated as of October 11, 2002 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (27) (Exhibit 10(mm))
10.21.5	Amendment Number 5, dated as of October 31, 2002 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (27) (Exhibit 10(nn))
10.21.6	Amendment Number 6, dated as of April 30, 2003 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (26) (Exhibit nn)
10.21.7	Amendment Number 2, dated as of April 30, 2003 (this “Amendment”) to the Series 2000-1 Supplement, dated as of October 2, 2000 (as amended, the “Supplement”), by and among CSI Funding, Inc. (“CSI”), CompuCom Systems, Inc. (“CompuCom”), Lloyds TSB Bank PLC and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association)(the “Trustee”) (26) (Exhibit qq)
10.22	Inventory and Working Capital Financing Agreement, dated as of May 11, 1999, between IBM Credit Corporation and CompuCom Systems, Inc. (6) (Exhibit 10.6)
10.22.1	Attachment A to Inventory and Working Capital Financing Agreement dated May 11, 1999(6) (Exhibit 10.7)
10.22.2	First Amendment to Inventory and Working Capital Financing Agreement dated as of July 28, 1999 by and between CompuCom Systems, Inc. and IBM Credit Corporation (12) (Exhibit 10(ab))
10.22.3	Second Amendment to Inventory and Working Capital Financing Agreement dated as of July 1, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation (12) (Exhibit (10(ac))
10.22.4	Third Amendment to Inventory and Working Capital Financing Agreement dated as of October 31, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation (12) (Exhibit 10(ad))
10.22.5	Fourth Amendment to Inventory and Working Capital Financing Agreement dated as of January 10, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation (12) (Exhibit 10(ae))
10.22.6	Fifth Amendment to Inventory and Working Capital Financing Agreement dated as of September 30, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation (31) (Exhibit 10(ah))
10.22.7	Amendment to Inventory and Working Capital Financing Agreement dated as of January 15, 2004 by and between CompuCom Systems, Inc. and IBM Credit Corporation (26) (Exhibit 10(oo))
10.23	Business Partner Agreement, dated September 15, 1994, between IBM Corporation and CompuCom Systems, Inc., with Dealer Profile, Remarketer General Terms, and attachments (32) (Exhibit 10(n))
10.24	U.S. Reseller Agreement, dated January 23, 1993, between Compaq Computer Corporation and CompuCom Systems, Inc. (33) (Exhibit 10(l))
10.25	Software License Agreement, dated January 15, 1998, between Compaq Computer Corporation and CompuCom Systems, Inc. (34) (Exhibit 10(bb))
10.26	U.S. Reseller Agreement, dated March 1, 1996, between Hewlett-Packard Company and CompuCom Systems, Inc. (35) (Exhibit 10.8)
10.27	U.S. Agreement for Authorized Solutions Direct Resellers, dated August 12, 1999 between Hewlett-Packard Company and CompuCom Systems, Inc. (29) (Exhibit 10.Y)
10.28	IBM Corporation Remarketer Announcement, dated March 13, 1996, modifying its Business Partner Agreement with CompuCom Systems, Inc. to automatically extend its term for an additional 12 months upon its expiration (36) (Exhibit 10(r))
14*	Code of Ethics for Executive, Financial and Legal Officers
21*	List of Subsidiaries
23.1*	Consent of Independent Auditors - KPMG LLP
23.2*	Consent of Independent Auditors - KPMG LLP

31*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934
32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consolidated Financial Statements of Internet Capital Group, Inc. (37)

*	Filed herewith

**	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.

(1)	Filed on March 30, 1987 as an exhibit to Form 10-K and incorporated herein by reference.
(2)	Filed on March 30, 1994 as an exhibit to Form 10-K and incorporated herein by reference.
(3)	Filed on March 30, 1995 as an exhibit to Form 10-K and incorporated herein by reference.
(4)	Filed on March 31, 1997 as an exhibit to Form 10-K and incorporated herein by reference.
(5)	Filed on May 10, 1999 as an exhibit to Form 8-K and incorporated herein by reference.
(6)	Filed on August 16, 1999 as an exhibit to Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by such reference.
(7)	Filed on September 2, 1999 as an exhibit to Form 10-Q/ A for the quarter ended June 30, 1999 and incorporated herein by such reference.
(8)	Filed on February 29, 2000 as an exhibit to Form 8-K and incorporated herein by reference.
(9)	Filed on March 22, 2000 as an exhibit to Form 10-K and incorporated herein by reference.
(10)	Filed on April 18, 2000 as an exhibit to Form 10-K/ A 2 and incorporated herein by reference.
(11)	Filed on May 15, 2000 as an exhibit to Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
(12)	Incorporated herein by reference to the exhibits filed by CompuCom Systems, Inc. (SEC File No. 000-14371) in the Annual Report on Form 10-K for the year ended December 31, 2000.
(13)	Filed on January 24, 2001 as an exhibit to Form 8-K filed by CompuCom Systems, Inc. and incorporated herein by reference.
(14)	Filed on May 15, 2001 as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(15)	Filed on August 14, 2001 as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(16)	Filed on November 14, 2001 as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
(17)	Filed on November 14, 2001 as an exhibit to Form S-8 and incorporated herein by reference.
(18)	Filed on November 14, 2002 as an exhibit to the Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(19)	Filed on November 14, 2002 as an exhibit to the Quarterly Report on Form 10-Q (No. 000-14371) filed by CompuCom Systems, Inc. (SEC File No. 000-14371) and incorporated herein by reference.
(20)	Incorporated herein by reference to the exhibits filed by CompuCom Systems, Inc. (SEC File No. 000-14371) of the Annual Report on Form 10-K for the year ended December 31, 2001.
(21)	Filed on April 1, 2002 as an exhibit to Form 10-K and incorporated herein by reference.
(22)	Filed on March 21, 2003 as an exhibit to Form 10-K and hereby incorporated by reference.
(23)	Filed on March 31, 2003 as an exhibit to Form 10-K/A and incorporated herein by reference.
(24)	Filed on May 13, 2003 as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(25)	Filed on November 13, 2003 as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.
(26)	Filed on March 12, 2004 as an exhibit to Form 10-K filed by CompuCom Systems, Inc. (SEC File No. 000-14371) for the year ended December 31, 2003 and incorporated herein by reference.
(27)	Filed on March 14, 2003 as an exhibit to Form 10-K filed by CompuCom Systems, Inc. (SEC File No. 000-14371) for the year ended December 31, 2002 and incorporated herein by reference.
(28)	Filed on August 14, 2002 as an exhibit to Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(29)	Filed on February 28, 2000 as an exhibit to Form 10-K filed by CompuCom Systems, Inc. (SEC File No. 000-14371) for the year ended December 31, 1999 and herein incorporated by reference.
(30)	Filed on August 14, 2001 as an exhibit to the Quarterly Report on Form 10-Q filed by CompuCom Systems, Inc. (SEC File No. 000-14371) for the quarter ended June 30, 2001and herein incorporated by reference.
(31)	Filed on March 14, 2002 as an exhibit to Form 10-K filed by CompuCom Systems, Inc. (SEC File No. 000-14371) for the year ended December 31, 2001 and herein incorporated by reference.
(32)	Filed on March 31, 1995 as an exhibit to Form 10-K by CompuCom Systems, Inc. (SEC File No. 0-14371) for the year ended December 31, 1994 and herein incorporated by reference.
(33)	Filed on March 31, 1994 as an exhibit to Form 10-K by CompuCom Systems, Inc. (SEC File No 0-14371) for the year ended December 31, 1993 and herein incorporated by reference.
(34)	Filed on March 31, 1998 as an exhibit to Form 10-K by CompuCom Systems, Inc. (SEC File No. 0-14371) for the year ended December 31, 1997 and herein incorporated by reference.

99

(35)	Filed on May 13, 1996 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) for the quarter ended March 31,1996 and herein incorporated by reference.
(36)	Filed on March 31, 1997 as an exhibit to Form 10-K by CompuCom Systems, Inc. (No. 014371) for the year ended December 31, 1996 and herein incorporated by reference.
(37)	Incorporated by reference to Part II, Item 8 of the Annual Report of Form 10-K for the year-ended December 31, 2003, filed by Internet Capital Group, Inc. (SEC file No. 001-16249).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

ANTHONY L. CRAIG

Anthony L. Craig
Chief Executive Officer

Dated: March 12, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
ANTHONY L. CRAIG Anthony L. Craig	Chief Executive Officer and President, and Director (Principal Executive Officer)	Dated: March 12, 2004
CHRISTOPHER J. DAVIS Christopher J. Davis	Managing Director and Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: March 12, 2004
JULIE A. DOBSON Julie A. Dobson	Director	Dated: March 11, 2004
ROBERT E. KEITH, JR. Robert E. Keith, Jr.	Chairman of the Board of Directors	Dated: March 11, 2004
ANDREW E. LIETZ Andrew E. Lietz	Director	Dated: March 12, 2004
GEORGE MACKENZIE George MacKenzie	Director	Dated: March 11, 2004
JACK L. MESSMAN Jack L. Messman	Director	Dated: March 12, 2004
RUSSELL E. PALMER Russell E. Palmer	Director	Dated: March 12, 2004
JOHN W. PODUSKA, SR. John W. Poduska Sr.	Director	Dated: March 12, 2004
ROBERT RIPP Robert Ripp	Director	Dated: March 11, 2004
JOHN J. ROBERTS John J. Roberts	Director	Dated: March 11, 2004

EXHIBITS

     The following is a list of exhibits required by Item 601 of Regulation S-K that are filed as part of this Report.

EXHIBIT NO.	EXHIBIT
3.1	Amended and Restated Articles of Incorporation of Safeguard
4.10	Indenture, dated as of February 18, 2004 between Safeguard Scientifics, Inc. and Wachovia Bank, National Association, as trustee, including the form of 2.625% Convertible Senior Debentures due 2024.
4.11	Purchase Agreement of Safeguard Scientifics, Inc. to issue and sell to Wachovia Capital Markets, LLC % Convertible Senior Debentures Due 2024 (exhibits omitted)
4.12	Registration Rights Agreement between Safeguard Scientifics, Inc. and Wachovia Capital Markets, LLC
4.13	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan
10.19	Second Amendment to Loan Agreement dated February 12, 2004 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.
14	Code of Ethics for Executive, Financial and Legal Officers
21	List of Subsidiaries
23.1	Consent of Independent Auditors — KPMG LLP
23.2	Consent of Independent Auditors — KPMG LLP
31	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.