Form 10-K/A
period 2003-12-31
SAFEGUARD SCIENTIFICS INC
filed 2004-04-14
CIK 86115

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003
Commission File Number 1-5620

Safeguard Scientifics, Inc.

(Exact name of Registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization) 800 The Safeguard Building, 435 Devon Park Drive, Wayne, PA (Address of principal executive offices)	23-1609753 (I.R.S. Employer ID No.) 19087 (Zip Code)

(Registrant’s telephone number, including area code):
(610) 293-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock ($.10 Par Value)	Name of each exchange on which registered New York Stock Exchange

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2003 June 30, 2003 was $319,018,114. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the New York Stock Exchange on June 30, 2003. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers and directors of Registrant on June 30, 2003, and (b) each stockholder that had informed Registrant June 30, 2003 that it was the beneficial owner of 10% or more of the outstanding common stock of Registrant.

     The number of shares outstanding of the Registrant’s Common Stock, as of April 12, 2004 was 119,706,383.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004 is being filed to include Exhibits 23.2 and 99.1.

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

Exhibit No.	Exhibit
3.1**	Amended and Restated Articles of Incorporation of Safeguard

3.2	By-laws of Safeguard, as amended (14) (Exhibit 3.1)

4.1***	1990 Stock Option Plan, as amended (4) (Exhibit 4.3)

4.2***	Stock Option Plan for Non-Employee Directors (2) (Exhibit 4.8)

4.3***	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended (15) (Exhibit 4.1)

4.3.1***	Group Stock Unit Award Program, Group Deferred Stock Unit Program for Officers, Group Deferred Stock Unit Program for Directors pursuant to the Safeguard Scientifics, Inc. 1999 Equity Compensation Plan (22) (Exhibit 4.3.1)

Exhibit No.	Exhibit
4.4***	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan (17) (Exhibit 4.1)

4.4.1***	Amendment No. 1 to the Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan (22) (Exhibit 4.4.1)

4.5	Indenture, dated as of June 9, 1999, between Safeguard Scientifics, Inc. and Chase Manhattan Trust Company, National Association, as trustee, including the form of 5.0% Convertible Subordinated Note due 2006 (7) (Exhibit 4.2)

4.6	Purchase Agreement of Safeguard Scientifics, Inc. to issue and sell to Credit Suisse First Boston Corporation Convertible Subordinated Notes due June 15, 2006 (exhibits omitted)(6) (Exhibit 4.3)

4.7	Registration Rights Agreement between Safeguard Scientifics, Inc. and Credit Suisse First Boston Corporation (7) (Exhibit 4.4)

4.8	Rights Agreement dated as of March 1, 2000 between Safeguard Scientifics, Inc. and ChaseMellon Shareholder Services LLC, as Rights Agent (8) (Exhibit 4)

4.9	Designation of Series A Junior Participating Preferred Shares (9) (Exhibit 4.11)

4.10**	Indenture, dated as of February 18, 2004 between Safeguard Scientifics, Inc. and Wachovia Bank, National Association, as trustee, including the form of 2.625% Convertible Senior Debentures due 2024

4.11**	Purchase Agreement of Safeguard Scientifics, Inc. to issue and sell to Wachovia Capital Markets, LLC % Convertible Senior Debentures Due 2024 (exhibits omitted)

4.12**	Registration Rights Agreement between Safeguard Scientifics, Inc. and Wachovia Capital Markets, LLC

4.13**/***	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan

10.1***	Safeguard Scientifics, Inc. Long Term Incentive Plan, as amended and restated effective June 15, 1994 (3) (Exhibit 10.6)

10.2***	Safeguard Scientifics, Inc. Deferred Compensation Plan (1) (Exhibit 10.12)

10.3	Sails Mandatorily Exchangeable Securities Contract dated as of March 25, 1999 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products and CSFP Capital Inc. as Agent (10) (Exhibit 10.40)

10.4	Sails Pledge Agreement dated as of March 25, 1999 among Safeguard Scientifics (Delaware), Inc, Credit Suisse Financial Products, and Credit Suisse First Boston, New York, as Collateral Agent (exhibits omitted) (10) (Exhibit 10.41)

10.5	Sails Mandatorily Exchangeable Securities Contract dated as of August 30, 1999 among Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products and CSFP Capital, Inc. as Agent (10) (Exhibit 10.42)

10.6	Sails Pledge Agreement dated as of August 30, 1999 among Safeguard Scientifics (Delaware), Inc., Credit Suisse Financial Products, and Credit Suisse First Boston, New York, as Collateral Agent (exhibits omitted ) (10) (Exhibit 10.43)

10.7	Consulting Agreement dated July 3, 2001 between Safeguard Scientifics, Inc. and Vincent G. Bell, Jr. (15) (Exhibit 10.3)

10.8	Amended and Restated Demand Note dated May 18, 2001 given by Warren V. Musser for advances by Bonfield Insurance, LTD (15) (Exhibit 10.4)

10.9	Agreement to Restructure by and among Warren V. Musser and Hillary Grinker Musser and Safeguard Scientifics, Inc. and Bonfield Insurance, LTD, dated as of April 16, 2001 (15) (Exhibit 10.5)

10.10	Amendment to Agreement to Restructure by and among Warren V. Musser and Hillary Grinker Musser and Safeguard Scientifics, Inc. and Bonfield Insurance, LTD, dated May 18, 2001 (15) (Exhibit 10.6)

10.11	Employment Agreement dated as of October 15, 2001 between Safeguard Scientifics, Inc. and Warren V. Musser (21) (Exhibit 10.14)

10.12	Employment Agreement dated July 10, 2001 between Safeguard Scientifics, Inc. and Jerry L. Johnson (16) (Exhibit 10.9)

10.13	Form of Letter Agreement, dated January 1, 2003, between Safeguard Scientifics, Inc. and the following Managing Directors:
Michael F. Cola, Christopher J. Davis and N. Jeffrey Klauder (22) (Exhibit 10.16)

10.13.1	Letter Agreement, dated January 1, 2003, between Safeguard Scientifics, Inc. and Anthony L. Craig (22) (Exhibit 10.17)

10.14	Letter Agreement, dated January 2, 2001, between Safeguard Scientifics, Inc. and Anthony A. Ibarguen (21) (Exhibit 10.21)

10.15	Loan and Security Agreement, dated as of November 21, 2001, between Comerica Bank— California and Safeguard Delaware, Inc. (schedules omitted) (21) (Exhibit 10.22)

10.16***	Letter dated September 8, 2003 from A.L. Craig (24) (Exhibit 10.3)

10.17	Loan Agreement dated May 10, 2002 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (exhibits omitted) (28) (Exhibit 10.1)

10.18	First Amendment to Loan Agreement dated May 9, 2003 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (24) (Exhibit 10.13)

Exhibit No.	Exhibit
10.19**	Second Amendment to Loan Agreement dated February 12, 2004 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.

10.20	CompuCom Receivables MasterTrust I Pooling and Servicing Agreement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, between Norwest Bank Minnesota National Association, CompuCom Systems, Inc., and CSI Funding, Inc. (29) (Exhibit 10(J))

10.20.1	CompuCom Receivables Master Trust I Pooling and Servicing Agreement 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, among PNC Bank, National Association, Market Street Capital Corporation, Norwest Bank Minnesota, National Association, CompuCom Systems, Inc., and CSI Funding, Inc. (29) (Exhibit 10(K))

10.20.2	Receivables Contribution and Sale Agreement dated May 7, 1999 between CompuCom Systems, Inc. and CSI Funding, Inc. (29) (Exhibit 10(N))

10.20.3	Amendment Number 1, dated as of April 30, 2003 (this “Amendment”) to the Pooling and Servicing Agreement, dated as of May 7, 1999, as amended and restated as of August 20, 1999 (as further amended, the “Agreement”), by and among CSI Funding, Inc. (“CSI”), CompuCom Systems, Inc. (“CompuCom”), PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association)(the “Trustee”) (26) (Exhibit pp)

10.21	Series 2000-1 Supplement, among CSI Funding, Inc., as the Transferor, CompuCom Systems, Inc., as Servicer, Lloyds TSB Bank PLC, as Initial Series 2000-1 Certificateholder, and Wells Fargo, as Trustee on behalf of the Certificate holders, dated as of October 2, 2000 (12) (Exhibit 10(zz))

10.21.1	Amendment Number 1, dated as of May 17, 2001 to the Series 2000-1 Supplement, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., Lloyds TSB Bank PLC and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (30) (Exhibit 10.1)

10.21.2	Amendment Number 2, dated as of May 17, 2001 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999 and as amended by Amendment Number 1, dated as of October 2, 2000, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (30) (Exhibit 10.2)

10.21.3	Amendment Number 3, dated as of March 7, 2002 and effective as of December 31, 2001 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended by Amendment Number 1 to the Series 1999-1 Supplement, dated as of October 2, 2000, and as further amended by Amendment Number 2 to the Series 1999-1 Supplement, dated as of May 17, 2001, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (27) (Exhibit 10(ll))

10.21.4	Amendment Number 4, dated as of October 11, 2002 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (27) (Exhibit 10(mm))

10.21.5	Amendment Number 5, dated as of October 31, 2002 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (27) (Exhibit 10(nn))

10.21.6	Amendment Number 6, dated as of April 30, 2003 to the Series 1999-1 Supplement, dated as of May 7, 1999, as amended and restated as of August 20, 1999, as further amended, by and among CSI Funding, Inc., CompuCom Systems, Inc., PNC Bank, National Association, Market Street Funding Corporation and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (26) (Exhibit nn)

10.21.7	Amendment Number 2, dated as of April 30, 2003 (this “Amendment”) to the Series 2000-1 Supplement, dated as of October 2, 2000 (as amended, the “Supplement”), by and among CSI Funding, Inc. (“CSI”), CompuCom Systems, Inc. (“CompuCom”), Lloyds TSB Bank PLC and Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association)(the “Trustee”) (26) (Exhibit qq)

10.22	Inventory and Working Capital Financing Agreement, dated as of May 11, 1999, between IBM Credit Corporation and CompuCom Systems, Inc. (6) (Exhibit 10.6)

10.22.1	Attachment A to Inventory and Working Capital Financing Agreement dated May 11, 1999(6) (Exhibit 10.7)

10.22.2	First Amendment to Inventory and Working Capital Financing Agreement dated as of July 28, 1999 by and between CompuCom Systems, Inc. and IBM Credit Corporation (12) (Exhibit 10(ab))

10.22.3	Second Amendment to Inventory and Working Capital Financing Agreement dated as of July 1, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation (12) (Exhibit (10(ac))

10.22.4	Third Amendment to Inventory and Working Capital Financing Agreement dated as of October 31, 2000 by and between CompuCom Systems, Inc. and IBM Credit Corporation (12) (Exhibit 10(ad))

Exhibit No.	Exhibit
10.22.5	Fourth Amendment to Inventory and Working Capital Financing Agreement dated as of January 10, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation (12) (Exhibit 10(ae))

10.22.6	Fifth Amendment to Inventory and Working Capital Financing Agreement dated as of September 30, 2001 by and between CompuCom Systems, Inc. and IBM Credit Corporation (31) (Exhibit 10(ah))

10.22.7	Amendment to Inventory and Working Capital Financing Agreement dated as of January 15, 2004 by and between CompuCom Systems, Inc. and IBM Credit Corporation (26) (Exhibit 10(oo))
10.23	Business Partner Agreement, dated September 15, 1994, between IBM Corporation and CompuCom Systems, Inc., with Dealer Profile, Remarketer General Terms, and attachments (32) (Exhibit 10(n))

10.24	U.S. Reseller Agreement, dated January 23, 1993, between Compaq Computer Corporation and CompuCom Systems, Inc. (33) (Exhibit 10(l))

10.25	Software License Agreement, dated January 15, 1998, between Compaq Computer Corporation and CompuCom Systems, Inc. (34) (Exhibit 10(bb))

10.26	U.S. Reseller Agreement, dated March 1, 1996, between Hewlett-Packard Company and CompuCom Systems, Inc. (35) (Exhibit 10.8)

10.27	U.S. Agreement for Authorized Solutions Direct Resellers, dated August 12, 1999 between Hewlett-Packard Company and CompuCom Systems, Inc. (29) (Exhibit 10.Y)

10.28	IBM Corporation Remarketer Announcement, dated March 13, 1996, modifying its Business Partner Agreement with CompuCom Systems, Inc. to automatically extend its term for an additional 12 months upon its expiration (36) (Exhibit 10(r))

14**	Code of Ethics for Executive, Financial and Legal Officers

21**	List of Subsidiaries

23.1**	Consent of Independent Auditors - KPMG LLP

23.2*/**	Consent of Independent Auditors - KPMG LLP

31*/**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934

32*/**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consolidated Financial Statements of Internet Capital Group, Inc. (37)

* Filed herewith

** Filed on March 15, 2004 as an exhibit to Safeguard Scientifics, Inc. Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

**** These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.

(1)	Filed on March 30, 1987 as an exhibit to Form 10-K and incorporated herein by reference.

(2)	Filed on March 30, 1994 as an exhibit to Form 10-K and incorporated herein by reference.

(3)	Filed on March 30, 1995 as an exhibit to Form 10-K and incorporated herein by reference.

(4)	Filed on March 31, 1997 as an exhibit to Form 10-K and incorporated herein by reference.

(5)	Filed on May 10, 1999 as an exhibit to Form 8-K and incorporated herein by reference.

(6)	Filed on August 16, 1999 as an exhibit to Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by such reference.

(7)	Filed on September 2, 1999 as an exhibit to Form 10-Q/ A for the quarter ended June 30, 1999 and incorporated herein by such reference.

(8)	Filed on February 29, 2000 as an exhibit to Form 8-K and incorporated herein by reference.

(9)	Filed on March 22, 2000 as an exhibit to Form 10-K and incorporated herein by reference.

(10)	Filed on April 18, 2000 as an exhibit to Form 10-K/ A 2 and incorporated herein by reference.

(11)	Filed on May 15, 2000 as an exhibit to Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

(12)	Incorporated herein by reference to the exhibits filed by CompuCom Systems, Inc. (SEC File No. 000-14371) in the Annual Report on Form 10-K for the year ended December 31, 2000.

(13)	Filed on January 24, 2001 as an exhibit to Form 8-K filed by CompuCom Systems, Inc. and incorporated herein by reference.

(14)	Filed on May 15, 2001 as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(15)	Filed on August 14, 2001 as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(16)	Filed on November 14, 2001 as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(17)	Filed on November 14, 2001 as an exhibit to Form S-8 and incorporated herein by reference.

(18)	Filed on November 14, 2002 as an exhibit to the Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(19)	Filed on November 14, 2002 as an exhibit to the Quarterly Report on Form 10-Q (No. 000-14371) filed by CompuCom Systems, Inc. (SEC File No. 000-14371) and incorporated herein by reference.

(20)	Incorporated herein by reference to the exhibits filed by CompuCom Systems, Inc. (SEC File No. 000-14371) of the Annual Report on Form 10-K for the year ended December 31, 2001.

(21)	Filed on April 1, 2002 as an exhibit to Form 10-K and incorporated herein by reference.

(22)	Filed on March 21, 2003 as an exhibit to Form 10-K and hereby incorporated by reference.

(23)	Filed on March 31, 2003 as an exhibit to Form 10-K/A and incorporated herein by reference.

(24)	Filed on May 13, 2003 as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

(25)	Filed on November 13, 2003 as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(26)	Filed on March 12, 2004 as an exhibit to Form 10-K filed by CompuCom Systems, Inc. (SEC File No. 000-14371) for the year ended December 31, 2003 and incorporated herein by reference.

(27)	Filed on March 14, 2003 as an exhibit to Form 10-K filed by CompuCom Systems, Inc. (SEC File No. 000-14371) for the year ended December 31, 2002 and incorporated herein by reference.

(28)	Filed on August 14, 2002 as an exhibit to Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(29)	Filed on February 28, 2000 as an exhibit to Form 10-K filed by CompuCom Systems, Inc. (SEC File No. 000-14371) for the year ended December 31, 1999 and herein incorporated by reference.

(30)	Filed on August 14, 2001 as an exhibit to the Quarterly Report on Form 10-Q filed by CompuCom Systems, Inc. (SEC File No. 000-14371) for the quarter ended June 30, 2001and herein incorporated by reference.

(31)	Filed on March 14, 2002 as an exhibit to Form 10-K filed by CompuCom Systems, Inc. (SEC File No. 000-14371) for the year ended December 31, 2001 and herein incorporated by reference.

(32)	Filed on March 31, 1995 as an exhibit to Form 10-K by CompuCom Systems, Inc. (SEC File No. 0-14371) for the year ended December 31, 1994 and herein incorporated by reference.

(33)	Filed on March 31, 1994 as an exhibit to Form 10-K by CompuCom Systems, Inc. (SEC File No 0-14371) for the year ended December 31, 1993 and herein incorporated by reference.

(34)	Filed on March 31, 1998 as an exhibit to Form 10-K by CompuCom Systems, Inc. (SEC File No. 0-14371) for the year ended December 31, 1997 and herein incorporated by reference.

35)	Filed on May 13, 1996 as an exhibit to the Quarterly Report on Form 10-Q (No. 0-14371) for the quarter ended March 31,1996 and herein incorporated by reference.

(36)	Filed on March 31, 1997 as an exhibit to Form 10-K by CompuCom Systems, Inc. (No. 014371) for the year ended December 31, 1996 and herein incorporated by reference.

(37)	Incorporated by reference to Part II, Item 8 of the Annual Report of Form 10-K for the year-ended December 31, 2003, filed by Internet Capital Group, Inc. (SEC file No. 001-16249).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

ANTHONY L. CRAIG
Anthony L. Craig
Chief Executive Officer
Dated: April 14, 2004

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