Form 10-Q
period 2004-03-31
SAFEGUARD SCIENTIFICS INC
filed 2004-05-10
CIK 86115

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2004

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

Yes ☑        No ☐

Number of shares outstanding as of May 5, 2004
Common Stock 119,706,383

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT FORM 10-Q
INDEX

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(in thousands except per share data)
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$284,441	$217,860
Restricted cash	1,069	1,069
Short-term investments	6,985	7,081
Trading securities	2,297	—
Accounts receivable, less allowances ($2,486 - 2004; $2,656 - 2003)	173,273	245,504
Inventories	28,524	35,849
Prepaid expenses and other current assets	13,535	11,293

Total current assets	510,124	518,656
Property and equipment, net	34,488	34,007
Ownership interests in and advances to companies	49,826	53,119
Intangible assets, net	13,222	14,689
Goodwill	195,999	195,652
Note receivable — related party	11,486	11,946
Other	12,098	8,262

Total Assets	$827,243	$836,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$12,364	$11,530
Current portion of convertible subordinated notes	17,600	—
Accounts payable	73,168	108,843
Accrued expenses	68,403	105,557
Deferred revenue	13,334	14,529

Total current liabilities	184,869	240,459
Long-term debt	2,084	2,537
Deferred taxes	2,478	1,853
Minority interest	145,338	142,159
Other long-term liabilities	13,277	13,152
Convertible subordinated notes	95,900	200,000
Convertible senior debentures	150,000	—
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10.00 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 119,722 and 119,450 shares issued and outstanding in 2004 and 2003	11,972	11,945
Additional paid-in capital	737,058	735,651
Accumulated deficit	(514,832)	(510,198)
Accumulated other comprehensive loss	(51)	(39)
Treasury stock, at cost (16 shares-2004; 53 shares-2003)	(74)	(191)
Unamortized deferred compensation	(776)	(997)

Total shareholders’ equity	233,297	236,171

Total Liabilities and Shareholders’ Equity	$827,243	$836,331

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
	(unaudited)
Revenue
Product sales	$223,028	$260,311
Service sales	115,618	109,489
Other	18	899

Total revenue	338,664	370,699

Operating Expenses
Cost of sales-product	206,814	235,906
Cost of sales-service	76,646	73,226
Selling and service	34,694	34,296
General and administrative	24,309	30,626
Depreciation and amortization	6,843	7,878

Total operating expenses	349,306	381,932

	(10,642)	(11,233)
Other income, net	10,479	4,191
Impairment — related party	—	(659)
Interest income	635	1,032
Interest and financing expense	(3,298)	(3,444)

Loss before income taxes, minority interest and equity loss	(2,826)	(10,113)
Income tax expense	(768)	(1,392)
Minority interest	1,334	(10)
Equity loss	(2,374)	(4,024)

Net Loss	$(4,634)	$(15,539)

Net Loss Per Share:
Basic	$(0.04)	$(0.13)

Diluted	$(0.04)	$(0.14)

Weighted Average Shares Outstanding — Basic and Diluted	119,315	118,163

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
	(in thousands)
	(unaudited)
Net cash used in operating activities	$(1,508)	$(4,961)
Investing Activities
Proceeds from sales of available-for-sale and trading securities	4,052	49
Proceeds from sales of and distributions from companies and funds	5,139	5,352
Repayment of advances to companies	—	753
Acquisitions of ownership interests in companies, funds and subsidiaries, net of cash acquired	(76)	(5,670)
Repayments of advances to related party	460	72
Increase in restricted cash and short-term investments	(4,095)	(7,984)
Decrease in restricted cash and short-term investments	4,191	11,988
Capital expenditures	(5,052)	(3,888)
Reduction in cash due to deconsolidation of consolidated company	(954)	—
Other, net	(2,257)	(341)

Net cash provided by investing activities	1,408	331
Financing Activities
Proceeds from convertible senior debentures	150,000	—
Payments of offering costs on convertible senior debentures	(4,812)	—
Repurchase of convertible subordinated notes	(86,500)	—
Borrowings on revolving credit facilities	14,600	26,592
Repayments on revolving credit facilities	(12,962)	(25,246)
Borrowings on term debt	518	80
Repayments on term debt	(586)	(698)
Issuance of Company common stock	1,221	—
Issuance of subsidiary common stock	5,743	80
Offering costs on issuances of subsidiary common stock	(541)	(8)

Net cash provided by financing activities	66,681	800

Net Increase (Decrease) in Cash and Cash Equivalents	66,581	(3,830)
Cash and Cash Equivalents at beginning of period	217,860	254,779

Cash and Cash Equivalents at end of period	$284,441	$250,949

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

1. GENERAL

     The accompanying unaudited interim Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statements rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

2. BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which it directly or indirectly owns more than 50% of the outstanding voting securities. The Company’s wholly owned subsidiaries include Alliance Consulting Group Associates, Inc. (“Alliance”). Alliance operates on a 52 or 53 — week period ending on the Saturday closest to the end of the fiscal period. The Company and all other subsidiaries operate on a calendar year. Alliance’s first quarter ended on March 27, 2004 and March 29, 2003, each a period of 13 weeks.

     The Company’s Consolidated Statements of Operations and Cash Flows also include the following majority-owned subsidiaries:

For the three months ended March 31,
2004	2003
ChromaVision Medical Systems	Agari Mediaware (through June 2003)
CompuCom Systems	ChromaVision Medical Systems
Mantas	CompuCom Systems
Pacific Title and Art Studio	Mantas
Tangram Enterprise Solutions (1)	Pacific Title and Art Studio
Protura Wireless (through June 2003)
SOTAS (merged with Mantas in October 2003)
Tangram Enterprise Solutions

(1)
Tangram was consolidated thru February 20, 2004 at which time it was sold to Opsware, Inc. in a stock and debt for stock exchange. The Company recorded an $8.5 million gain on the transaction, which is included in Other income, net on the Consolidated Statements of Operations as of March 31, 2004.

     The Company’s Consolidated Balance Sheets also include the following majority-owned subsidiaries:

March 31, 2004	December 31, 2003
ChromaVision Medical Systems	ChromaVision Medical Systems
CompuCom Systems	CompuCom Systems
Mantas	Mantas
Pacific Title and Art Studio	Pacific Title and Art Studio
Tangram Enterprise Solutions

3. RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2004

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     In accordance with Statement of Financial Standards (SFAS 142), “Goodwill and Other Intangible Assets,” the Company completes an impairment review of goodwill annually, or more frequently if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The test is performed on a “reporting unit” basis, which can be the same as an operating segment unless discrete financial information is prepared and regularly reviewed by management at a “component” level, generally one level below the operating segment level. The Company may engage a third party valuation firm to assist it in determining the fair value of a reporting unit. The fair value is generally determined by using a discounted cash flow approach, and by reviewing the valuation of comparable public companies and the valuation of acquisitions of similar companies. The fair value of the reporting unit is then compared to the carrying value, indicating if an impairment may exist.

     The fair value of the reporting unit is then allocated to the assets and liabilities of the reporting unit. This fair value is then deducted from the fair value of the reporting unit to determine the implied fair value of goodwill. If the carrying value of the goodwill exceeds its implied fair value, the Company will report an impairment charge. This impairment charge would be included in the Consolidated Statements of Operations.

     The following is a summary of changes in the carrying amount of goodwill by segment:

	Strategic	Non-Strategic		Total
	Companies	Companies	CompuCom	Segments
		(in thousands, unaudited)
Balance at December 31, 2003	$89,348	$1,415	$104,889	$195,652
Additions	1,762	—	—	1,762
Deconsolidation	—	(1,415)	—	(1,415)

Balance at March 31, 2004	$91,110	$—	$104,889	$195,999

     Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite useful lives:

			March 31, 2004
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
			(in thousands)
			(unaudited)
Customer-related	6 - 11 years	$19,100	$12,745	$6,355
Contract-related	2 - 3 years	2,840	2,324	516
Technology-related	2 - 17 years	11,255	4,904	6,351

Total		$33,195	$19,973	$13,222

			December 31, 2003
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
			(in thousands)
Customer-related	6 - 11 years	$19,100	$12,023	$7,077
Contract-related	2 - 3 years	2,840	2,155	685
Technology-related	2 - 17 years	11,547	4,620	6,927

Total		$33,487	$18,798	$14,689

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2004

     Amortization expense related to intangible assets was $1.5 million and $1.6 million for the three months ended March 31, 2004 and 2003, respectively. The following table provides estimated future amortization expense related to intangible assets:

Total
(in thousands)
(unaudited)
Remainder of 2004	$4,093
2005	3,727
2006	1,808
2007	833
2008 and thereafter	2,761

$13,222

5. RECENT ACCOUNTING PRONOUNCEMENTS

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

     In February 2004, the FASB issued Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This EITF was issued to determine the meaning of other-than-temporary impairment and its application to investments in debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities. EITF 03-1 also applies to investments in equity securities that are both outside SFAS 115’s scope and are not accounted for by the equity method, which are defined as “cost method investments.” The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the disclosure requirements for annual reporting periods ending after June 15, 2004. The Company does not believe that the adoption of the provisions of EITF 03-1 will have a material impact on the Company’s financial statements.

6. COMPREHENSIVE LOSS

     Comprehensive loss is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s sources of comprehensive loss are from net unrealized appreciation (depreciation) on its holdings classified as available-for-sale and foreign currency translation adjustments, which have been negligible to date. Reclassification adjustments result from the recognition in net loss of unrealized gains or losses that were included in comprehensive loss in prior periods.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2004

     The following summarizes the components of comprehensive loss:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
	(unaudited)
Net Loss	$(4,634)	$(15,539)

Other Comprehensive Loss, Before Taxes:
Foreign currency translation adjustments	(12)	—
Unrealized holding gains in available-for-sale securities	—	26
Reclassification adjustments	—	(100)
Related Tax (Expense) Benefit:
Unrealized holding gains in available-for-sale securities	—	(9)
Reclassification adjustments	—	35

Other Comprehensive Loss	(12)	(48)

Comprehensive Loss	$(4,646)	$(15,587)

7. OWNERSHIP INTERESTS IN AND ADVANCES TO COMPANIES

     The following summarizes the carrying value of the Company’s ownership interests in and advances to companies accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at March 31, 2004 and December 31, 2003.

	March 31,	December 31,
	2004	2003
	(in thousands)
	(unaudited)
Equity Method
Public Companies	$9,148	$9,354
Non-Public Companies	813	934
Private Equity Funds	25,197	27,279

	35,158	37,567
Cost Method
Non-Public Companies	12,628	12,618
Private Equity Funds	2,040	2,934

	$49,826	$53,119

     The market value of the Company’s public companies accounted for under the equity method was $54 million at March 31, 2004 and $37 million at December 31, 2003.

8. DEBT

     In May 2004, the Company renewed its revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees of up to $25 million. Borrowing availability under the facility is reduced by the face amount of outstanding letters of credit and guarantees. This credit facility matures in May 2005 and bears interest at the prime rate (4.0% at March 31, 2004) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125% which is subject to waiver based on deposits maintained at the bank. The facility requires cash collateral equal to one times any amounts outstanding under the facility. Prior to May 5, 2004, the facility required cash collateral at the bank equal to two times any amounts outstanding under the facility. In conjunction with the issuance of the 2024 Notes, the Company amended its revolving credit facility to grant the bank a right to a security interest in accounts held by the Company at the bank equal to any amounts outstanding under the facility. This facility provides the Company additional flexibility to implement its strategy and support its companies. As of March 31, 2004, the Company had outstanding guarantees related to three strategic

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2004

companies’ credit facilities, which allowed for borrowings of up to $18 million, of which $7 million was outstanding as of March 31, 2004. As of March 31, 2004, there was $7 million available to the Company under the Company’s credit facility.

     At March 31, 2004, CompuCom has a $25 million working capital facility and a $50 million receivable securitization facility. The working capital facility, which has a June 2004 maturity date, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on CompuCom’s assets. CompuCom anticipates extending or renewing the working capital facility. Availability under the facility is subject to a borrowing base calculation. As of March 31, 2004, availability under the working capital facility was $25 million. No amounts were outstanding under the working capital facility at March 31, 2004 and December 31, 2003. Terms of the facility limit the amounts available for capital expenditures and dividends.

     The securitization facility’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable to a consolidated, wholly owned, bankruptcy-remote, special purpose subsidiary (SPS). The SPS has sold and, subject to certain conditions, may from time to time sell an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivables balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. These sales are reflected as reductions of Accounts receivable on the Consolidated Balance Sheets and are included in net cash provided by operating activities on the Consolidated Statements of Cash Flows. The proceeds from the sale of receivables are used primarily to fund working capital requirements. CompuCom retains the portion of the sold receivables that are in excess of the amounts outstanding, referred to as retained interest. The carrying amount of CompuCom’s retained interest, which approximates fair value because of the short-term nature of the receivables, is reflected in Accounts receivable on the Consolidated Balance Sheets. The investors in the securitized receivables have no recourse to the Company’s or CompuCom’s assets as a result of debtor’s defaults. CompuCom is retained as servicer of the receivables; however, the cost of servicing is not material. The Company and CompuCom account for these transactions in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and meet the sales criteria stated in Paragraph 9 of SFAS 140. Amounts outstanding as sold receivables as of March 31, 2004 consisted of one $10 million certificate with an October 2005 maturity date. Both facilities are subject to CompuCom’s compliance with selected financial covenants and ratios.

     Four consolidated companies maintain separate revolving credit facilities, which provide for aggregate borrowings of $20 million as of March 31, 2004, of which $18.0 million is guaranteed by the Company under its credit facility. One of the revolving credit facilities totaling $10.0 million matures in September 2004, $2.0 million matures in July 2004, the $5.0 million matures in March 2005 and the $3.0 million facility matures in February 2005. As of March 31, 2004, outstanding borrowings under these facilities were $7.0 million. These obligations bear interest at variable rates ranging between the prime rate and the prime rate plus 1.25% or LIBOR (ranging from 1.1% to 1.2% at March 31, 2004) plus 2.5%.

     Debt as of March 31, 2004 also included mortgage obligations ($3.5 million), term loans ($3.1 million) and capital lease obligations ($0.8 million) of consolidated companies. These obligations bear interest at fixed rates between 7.0% and 20.3% and variable rates indexed to the prime rate plus 1.5%.

     Four consolidated companies maintained separate revolving credit facilities, which provided for aggregate borrowings of $19.0 million as of December 31, 2003, $13.0 million of which was guaranteed by the Company under its credit facility. As of December 31, 2003, outstanding borrowings under these facilities were $4.7 million. These obligations bore interest at variable rates ranging between the prime rate and the prime rate plus 1.25% or LIBOR (ranging from 1.1% to 1.2% at December 31, 2003) plus 2.5%.

     Debt as of December 31, 2003 also included mortgage obligations ($3.5 million), term loans ($4.9 million) and capital lease obligations ($1.0 million) of consolidated companies. These obligations bore interest at fixed rates between 8.0% and 20.3% and variable rates indexed to the prime rate plus 1.0% to 1.5%.

     Aggregate maturities of long-term debt, excluding convertible subordinated and senior debt, in future years are (in millions): $11.9- 2004; $1.6 — 2005; and $0.9 — 2006.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2004

9. CONVERTIBLE SUBORDINATED NOTES AND CONVERTIBLE SENIOR DEBENTURES

     In June 1999, the Company issued $200 million of 5% convertible subordinated notes due June 15, 2006 (2006 Notes). Interest is payable semi-annually. The 2006 Notes are redeemable in whole or in part at the option of the Company for a maximum of 101.67% of face value depending on the date of redemption and subject to certain restrictions. The 2006 Notes are convertible into the Company’s common stock subject to adjustment under certain conditions. Pursuant to the terms of the 2006 Notes, the conversion rate of the notes at March 31, 2004 was $24.1135 of principal amount per share. As of March 31, 2004, the Company has repurchased $86.5 million of face value of the 2006 Notes for $86.9 million and an additional $17.6 million through May 5, 2004 for $17.7 million. The Company also recorded $0.9 million of expense, which is included in Other income, net on the Consolidated Statements of Operations at March 31, 2004, in relation to the acceleration of deferred debt costs associated with the 2006 Notes. As of May 5, 2004, the outstanding balance of the 2006 Notes is $95.9 million.

     In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures due March 15, 2024 (the 2024 Notes). The Company intends to use all of the net proceeds of this offering of approximately $146 million to retire a majority of the 2006 Notes by redemption or by one or more privately negotiated transactions. Interest on the 2024 Notes is payable semi-annually. At the note holders’ option, subsequent to June 30, 2004, the notes are convertible into our common stock before the close of business on March 14, 2024, subject to certain conditions. The note holders may require repurchase of the notes on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. The note holders may also require repurchase of the notes upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the 2024 Notes commencing March 20, 2009. The conversion rate of the notes at March 31, 2004 was $7.2174 of principal amount per share.

10. STOCK-BASED COMPENSATION

     Incentive or non-qualified stock options, restricted stock awards, (including deferred stock units) stock appreciation rights, performance units and other stock-based awards may be granted to Company employees, directors and consultants under the 2001 Associates Equity Compensation Plan and 1999 Equity Compensation Plan. Generally, outstanding options vest over four years after the date of grant and expire eight years after the date of grant. All options granted under the plans to date have been at prices which have been equal to the fair market value at the date of grant. At March 31, 2004, the Company reserved 12.9 million shares of common stock for possible future issuance under its equity compensation plans. Several subsidiaries also maintain equity compensation plans.

     Option activity is summarized below:

		Weighted
		Average
	Shares	Exercise Price
	(In thousands)
Outstanding at December 31, 2003	10,319	$8.10
Options exercised	(329)	3.72
Options canceled/forfeited	(200)	3.62

Outstanding at March 31, 2004	9,790	$8.34

Options exercisable at end of period	6,918
Shares available for future grant	3,114

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2004

The following summarizes information about the Company’s stock options outstanding at March 31, 2004:

Options Outstanding						Options Exercisable
				Weighted Average	Weighted		Weighted
			Number	Remaining	Average		Average
Range of			Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices			(In thousands)	(In years)	Price	(In thousands)	Price
$1.25	—	$1.74	1,409	6.6	$1.39	525	$1.36
1.89	—	3.36	1,906	5.8	2.45	873	2.48
3.51	—	4.79	1,326	6.4	3.91	487	4.19
5.28	—	5.28	1,962	4.7	5.28	1,868	5.28
5.53	—	11.27	844	2.0	9.69	831	9.73
12.35	—	30.47	1,800	3.1	14.72	1,791	14.65
30.98	—	50.98	543	3.8	45.72	543	45.72

$1.25	—	$50.98	9,790	4.8	$8.34	6,918	$10.69

     The Company issued shares of restricted stock to employees in 2001 and 2002, which vest over periods ranging from two to four years. Compensation expense is recognized on a straight-line basis over the vesting period and is reduced to the extent that a participant forfeits shares of restricted stock received prior to vesting. The deferred compensation charge is unaffected by future changes in the price of the common stock.

     Total compensation expense for restricted stock issuances was $0.3 million and $0.7 million for the three months ended March 31, 2004 and 2003, respectively. Unamortized compensation expense related to restricted stock issuances at March 31, 2004 is $0.8 million.

     In addition to the restricted stock grants, the Company issued 0.9 million of deferred stock units to senior executives in December 2002 and 0.6 million in January 2004. The value of these deferred stock units was $1.6 million and $3.0 million, respectively, based on the fair value of the stock as of the date of grant. Deferred stock units are payable in stock on a one-for-one basis. Payments in respect of the deferred stock units are distributable not earlier than one year after the vesting. The deferred stock units granted in December 2002 and 0.3 million of the units granted in January 2004 vest 25% after one year, then in 36 equal monthly installments thereafter. The remaining 0.3 million of deferred stock units granted in January 2004 vest after five years, or earlier depending on the achievement of certain performance criteria. Total compensation expense for deferred stock units was $0.2 million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively. Unamortized compensation expense related to deferred stock units at March 31, 2004 is $3.8 million.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment to SFAS 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company elected to continue to account for stock-based compensation in accordance with APB 25.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2004

     Had compensation cost been recognized consistent with SFAS No. 148, the Company’s consolidated net loss and loss per share would have been as follows:

		Three Months Ended March 31,
		2004	2003
		(in thousands, except per share data)
Consolidated net loss	As reported	$(4,634)	$(15,539)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(1,946)	(2,381)

	Pro forma	$(6,580)	$(17,920)

Loss per share
Basic	As reported	$(0.04)	$(0.13)
	Pro forma	$(0.06)	$(0.15)
Diluted	As reported	$(0.04)	$(0.14)
	Pro forma	$(0.06)	$(0.16)
Per share weighted average fair value of stock options issued on date of grant		$—	$0.95

     The following range of assumptions was used by the Company, its subsidiaries and its companies accounted for under the equity method to determine the fair value of stock options granted during the three months ended March 31, 2004 and 2003 using the Black-Scholes option-pricing model for public companies and subsidiaries and the minimum value method for private equity method companies:

Three Months
Ended March 31,
2003
Company
Dividend yield	0%
Expected volatility	95%
Average expected option life	5 years
Risk-free interest rate	2.5%

	Three Months Ended March 31,
	2004	2003
Subsidiaries and Equity Method Companies
Dividend yield	0%	0%
Expected volatility	0% - 109%	0% - 212%
Average expected option life	4 - 5 years	4 - 8 years
Risk-free interest rate	2.5% - 3.4%	2.3% - 3.7%

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2004

11. INCOME TAXES

     The Company’s consolidated income tax expense recorded for the three months ended March 31, 2004 was $0.8 million, net of a recorded valuation allowance of $5.0 million. The Company recorded a valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not that these assets will not be realized in future years.

12. NET LOSS PER SHARE

The calculations of net loss per share were as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands except per share data)
	(unaudited)
Basic:
Net loss	$(4,634)	$(15,539)

Average common shares outstanding	119,315	118,163

Basic	$(0.04)	$(0.13)

Diluted:
Net loss	$(4,634)	$(15,539)
Effect of public holdings	(395)	(586)

Adjusted net loss	$(5,029)	$(16,125)

Average common shares outstanding	119,315	118,163

Diluted	$(0.04)	$(0.14)

     If a consolidated or equity method public company has dilutive options or securities outstanding, diluted net loss per share is computed first by deducting from net loss the income attributable to the potential exercise of the dilutive options or securities of the company. This impact is shown as an adjustment to net loss for purposes of calculating diluted net loss per share.

     Approximately 2.6 million and 0.1 million weighted average common stock equivalents related to stock options, restricted stock and DSU’s were excluded from the denominator in the calculation of diluted loss per share calculation for the three months ended March 31, 2004 and 2003, respectively, as their inclusion would be anti-dilutive due to the net loss in the respective periods. Approximately 7.2 and 8.3 million shares representing the weighted average effect of assumed conversion of the convertible subordinated notes were excluded from the denominator in the calculation of diluted loss per share for the three months ended March 31, 2004 and 2003, respectively, because their effect would be anti-dilutive due to the net loss in the respective periods. Approximately 0.5 million shares related to convertible senior debentures were not included in the denominator in the calculation of diluted loss per share for the three months ended March 31, 2004 related to convertible senior debentures because such notes were not convertible during the period based on the conditions required for conversion.

13. PARENT COMPANY FINANCIAL INFORMATION

     Parent company financial information is provided to present the financial position and results of operations of the Company as if the less than wholly owned consolidated companies (see Note 2) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies. Parent company financial statements consolidate the financial statements of the Company’s wholly owned subsidiaries, including Alliance Consulting, whose carrying value was $63.7 million and $64.0 million at March 31, 2004 and 2003, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2004

Parent Company Balance Sheets

	March 31,	December 31,
	2004	2003
	(in thousands)
	(unaudited)
Assets
Cash and cash equivalents	$170,973	$122,965
Restricted cash	5,519	1,019
Short-term investments	6,985	7,081
Trading securities	2,297	—
Other current assets	28,535	23,967

Total current assets	214,309	155,032
Ownership interests in and advances to companies	249,796	249,136
Note receivable — related party	11,486	11,946
Goodwill	53,307	53,307
Intangibles, net	2,959	3,090
Other	8,738	5,075

Total Assets	$540,595	$477,586

Liabilities and Shareholders’ Equity
Current maturities of long-term debt	$10,068	$8,491
Current portion of convertible subordinated notes	17,600	—
Other current liabilities	20,880	20,113

Total current liabilities	48,548	28,604
Long-term debt	206	281
Other long-term liabilities	12,644	12,530
Convertible subordinated notes	95,900	200,000
Convertible senior debentures	150,000	—
Shareholders’ equity	233,297	236,171

Total Liabilities and Shareholders’ Equity	$540,595	$477,586

     In connection with its ownership interests in certain companies, the Company has guarantees of $23 million at March 31, 2004, of which $11 million relates to guarantees of its wholly owned subsidiaries. A total of $8 million of debt associated with its guarantees have been recorded on the Parent Company Balance Sheets at March 31, 2004.

     Debt for the three months ended March 31, 2004 includes primarily mortgage obligations ($3.5 million), bank credit facilities ($6.3 million), term loans ($0.2 million) and capital lease obligations ($0.3 million). These obligations bear interest at fixed rates between 9.0% to 20.3% and variable rates of prime rate or LIBOR plus 2.5%.

     Debt for the year ended December 31, 2003 includes primarily mortgage obligations ($3.5 million), bank credit facilities ($4.7 million), term loans ($0.3 million) and capital lease obligations ($0.3 million). These obligations bear interest at fixed rates between 9.0% to 20.3%, and variable rates of the prime rate or LIBOR plus 2.5%.

     Aggregate maturities of long-term debt during future years are (in millions): $10.0 — 2004; $0.2 — 2005; and $0.1 — 2006.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2004

Parent Company Statements of Operations

	Three Months Ended March 31,
	2004	2003
	(in thousands)
	(unaudited)
Revenue	$23,491	$24,001

Operating expenses:
Cost of sales	15,912	16,374
Selling	3,383	3,565
General and administrative	8,150	11,904
Depreciation and amortization	1,194	1,266

Total operating expenses	28,639	33,109

	(5,148)	(9,108)
Other income, net	10,479	4,191
Impairment — related party	—	(659)
Interest income	433	691
Interest and financing expense	(3,022)	(2,766)

Income (loss) before income taxes and equity loss	2,742	(7,651)
Income tax expense	—	(1)
Equity loss	(7,376)	(7,887)

Net loss	$(4,634)	$(15,539)

     The Company’s share of income or losses of its less than wholly owned consolidated subsidiaries is reflected in Equity Loss.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2004

Parent Company Statements of Cash Flows

	Three Months Ended March 31,
	2004	2003
	(in thousands)
	(unaudited)
Net cash used in operating activities	$(10,164)	$(12,031)

Investing Activities
Proceeds from sales of trading securities	4,052	49
Proceeds from sales of and distributions from companies and funds	5,139	5,352
Repayments of advances to companies	—	1,403
Acquisitions of ownership interests in companies, funds and subsidiaries, net of cash acquired	(8,076)	(12,348)
Capital expenditures	(422)	(163)
Repayments of advances to related party	460	72
Increase in restricted cash and short-term investments	(8,595)	(7,984)
Decrease in restricted cash and short-term investments	4,191	11,988
Other, net	12	—

Net cash used in investing activities	(3,239)	(1,631)

Financing Activities
Proceeds from convertible senior debentures	150,000	—
Payments of offering costs on convertible senior debentures	(4,812)	—
Repurchase of convertible subordinated notes	(86,500)	—
Borrowings on revolving credit facilities	14,600	25,442
Repayments on revolving credit facilities	(12,962)	(25,246)
Repayments on long-term debt	(136)	(352)
Issuance of Company common stock, net	1,221	—

Net cash provided by (used in) financing activities	61,411	(156)

Net Increase (Decrease) in Cash and Cash Equivalents	48,008	(13,818)
Cash and Cash Equivalents at beginning of period	122,965	112,714

Cash and Cash Equivalents at end of period	$170,973	$98,896

14. OPERATING SEGMENTS

     Our reportable segments include i) Strategic Companies, which include those companies in which we maintain controlling interest and are strategically and operationally engaged with the goal of accelerating value creation; ii) Non-Strategic Companies (formerly referred to as “Legacy” in the first quarter of 2003), in which we generally have less than a controlling interest or which do not directly fall within our strategic focus; and iii) CompuCom, which represents the results of our subsidiary, CompuCom. See Net Results of Operations in Item 2 for companies included in the above referenced segments.

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2004

Three Months Ended March 31, 2004

	Strategic	Non-Strategic		Total		Consolidated
	Companies	Companies	CompuCom	Segments	Other Items	Results
			(in thousands)
			(unaudited)
Revenue
Product sales	$1,857	$384	$220,787	$223,028	$—	$223,028
Service sales	29,180	7,569	78,869	115,618	—	115,618
Other	7	—	—	7	11	18

	31,044	7,953	299,656	338,653	11	338,664

Operating expenses
Cost of sales — product	150	1	206,663	206,814	—	206,814
Cost of sales — service	18,782	4,272	53,592	76,646	—	76,646
Selling and service	11,539	2,222	20,933	34,694	—	34,694
General and administrative	5,895	1,317	12,622	19,834	4,475	24,309
Depreciation and amortization	2,482	885	3,414	6,781	62	6,843

Total operating expenses	38,848	8,697	297,224	344,769	4,537	349,306

	(7,804)	(744)	2,432	(6,116)	(4,526)	(10,642)
Other income (loss), net	—	11,782	—	11,782	(1,303)	10,479
Interest income	13	6	183	202	433	635
Interest and financing expense	(130)	(30)	(120)	(280)	(3,018)	(3,298)

Net income (loss) before income taxes, minority interest, and equity loss	(7,921)	11,014	2,495	5,588	(8,414)	(2,826)
Income tax expense	—	—	—	—	(768)	(768)
Minority interest	1,898	473	(1,037)	1,334	—	1,334
Equity loss	—	(2,315)	—	(2,315)	(59)	(2,374)

Net Income (Loss)	$(6,023)	$9,172	$1,458	$4,607	$(9,241)	$(4,634)

Segment Assets
March 31, 2004	$159,879	$67,394	$392,434	$619,707	$207,536	$827,243

December 31, 2003	$148,402	$76,855	$462,378	$687,635	$148,696	$836,331

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2004

Three Months Ended March 31, 2003

	Strategic	Non-Strategic		Total		Consolidated
	Companies	Companies	CompuCom	Segments	Other Items	Results
			(in thousands)
			(unaudited)
Revenue
Product sales	$1,852	$1,041	$257,418	$260,311	$—	$260,311
Service sales	29,790	6,820	72,879	109,489	—	109,489
Other	53	758	—	811	88	899

	31,695	8,619	330,297	370,611	88	370,699

Operating expenses
Cost of sales — product	238	369	235,299	235,906	—	235,906
Cost of sales — service	19,537	3,361	50,328	73,226	—	73,226
Selling and service	12,647	1,739	19,910	34,296	—	34,296
General and administrative	6,307	1,782	14,935	23,024	7,602	30,626
Depreciation and amortization	2,440	1,083	4,180	7,703	175	7,878

Total operating expenses	41,169	8,334	324,652	374,155	7,777	381,932

	(9,474)	285	5,645	(3,544)	(7,689)	(11,233)
Other income, net	—	4,136	—	4,136	55	4,191
Impairment — related party	—	—	—	—	(659)	(659)
Interest income	23	1	318	342	690	1,032
Interest and financing expense	(171)	(42)	(403)	(616)	(2,828)	(3,444)

Net income (loss) before income taxes, minority interest, and equity loss	(9,622)	4,380	5,560	318	(10,431)	(10,113)
Income tax expense	—	—	—	—	(1,392)	(1,392)
Minority interest	1,921	183	(2,114)	(10)	—	(10)
Equity loss	—	(3,988)	—	(3,988)	(36)	(4,024)

Net Income (Loss)	$(7,701)	$575	$3,446	$(3,680)	$(11,859)	$(15,539)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
	(unaudited)
Other Items
Corporate operations	$(8,473)	$(10,467)
Income tax expense	(768)	(1,392)

	$(9,241)	$(11,859)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2004

15. BUSINESS COMBINATIONS

Acquisitions by the Company

     In March 2004, ChromaVision Medical Systems entered into a securities purchase agreement with a limited number of accredited investors pursuant to which ChromaVision agreed to issue 10.5 million shares of common stock and warrants to purchase an additional 1.6 million shares of common stock for an aggregate purchase price of $21 million. Of the total placement of $21 million, the Company funded $7.5 million to ChromaVision, $3.0 million of the total funding was received by ChromaVision and $4.5 million was held in escrow pending certain regulatory requirements. As of March 31, 2004, the Company’s ownership in ChromaVision was 59.7%. The funds were released to ChromaVision on April 27, 2004, reducing the Company’s ownership to 56.7%. The Company has not completed the allocation of purchase price for the March acquisition.

     In February 2004, the Company acquired additional shares of ChromaVision Medical Systems for $5 million. As a result of this purchase of additional shares, the Company increased its ownership in ChromaVision to 62.5%. The Company’s allocation of the purchase price for ChromaVision was as follows (in millions):

Working Capital (including cash)	$3.0
Fixed Assets	0.1
Goodwill	1.8
Acquired In-Process Research and Development	0.1

Total Purchase Price	$5.0

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

     On October 1, 2003, the Company merged SOTAS and Mantas under the Mantas name. The Company accounted for the merger as a combination of entities under common control. The merger had no impact on the Company’s Consolidated Financial Statements. Immediately after the merger, the Company acquired additional shares of Mantas for $13 million. As a result of these transactions, the Company increased its ownership in Mantas to 84%. Mantas provides enterprise-wide anti-money laundering, surveillance and trading compliance software for financial institutions. SOTAS delivers decision support solutions to enhance revenue maximization for global fixed line and mobile communications service providers. The merger resulted in an immediate expansion of worldwide sales and technology resources, while reducing operating costs of these two companies, and is expected to enhance Mantas’ leadership position in providing critical risk and performance management applications to top-tier, global financial institutions and telecommunications providers. The Company has not completed the allocation of the purchase price for the Mantas acquisition listed. Therefore, the allocation of the purchase price could be adjusted once the valuation of assets acquired and liabilities assumed is completed.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2004

     In February 2003, the Company acquired additional shares of ChromaVision Medical Systems for $5 million. As a result of this purchase of additional shares, the Company increased its ownership in ChromaVision by 6% to 62%. The Company’s allocation of aggregate purchase price for the ChromaVision acquisitions is summarized in the table below (in millions):

Working Capital (including cash)	$3.4
Property and Equipment	0.1
Goodwill	1.2
Acquired In-Process Research and Development	0.3

Total Purchase Price	$5.0

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

Three Months Ended
March 31,
2003
(In thousands except per share data)
Total revenues	$370,699
Net loss	$(16,278)
Diluted loss per share	$(0.14)

The effect of acquisitions in the first quarter of 2004 is not material to the Company’s 2004 operating results and accordingly, pro forma information is not presented.

16. RELATED PARTY TRANSACTIONS

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

     The loan bears interest at the default annual rate of 9% and became payable on a limited basis on January 1, 2003. Safeguard sent Mr. Musser a demand notice in January 2003 and, when no payment was received, a default notice. In conjunction with the original loan, Mr. Musser granted the Company security interests in securities and real estate as collateral. Based on the information available to us, the Company also concluded that Mr. Musser may not have sufficient

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2004

personal assets to satisfy the outstanding balance due under the loan when the loan becomes full recourse against Mr. Musser on April 30, 2006. In the fourth quarter of 2002 and the first quarter of 2003, the Company impaired the loan by $11.4 million and $0.7 million, respectively, to the estimated value of the collateral that the Company held at that date. The Company’s carrying value of the loan at March 31, 2004 is $11.5 million and the value of the underlying collateral is approximately $16.0 million. The Company will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis. In April 2004, the Company received a total of $4.5 million in net cash proceeds from Mr. Musser as a result of the sale of certain collateral and applied these proceeds against the loan.

17. COMMITMENTS AND CONTINGENCIES

Safeguard Scientifics Securities Litigation

     On June 26, 2001, the Company and Warren V. Musser, the Company’s former Chairman, were named as defendants in a putative class action filed in the United States District Court for the Eastern District of Pennsylvania (“the Court”). Plaintiffs allege that defendants failed to disclose that Mr. Musser had pledged some or all of his Safeguard stock as collateral to secure margin trading in his personal brokerage accounts. Plaintiffs allege that defendants’ failure to disclose the pledge, along with their failure to disclose several margin calls, a loan to Mr. Musser, the guarantee of certain margin debt and the consequences thereof on Safeguard’s stock price, violated the federal securities laws. Plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

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

     In connection with its ownership interests in certain companies, the Company has guarantees outstanding of $23 million at March 31, 2004, of which $19 million relate to guarantees of our consolidated companies (and $18 million of which is guaranteed under the Company’s revolving credit facility (see Note 8)). A total of $8 million of debt associated with its guarantees of consolidated companies’ has been recorded on the consolidated companies’ Balance Sheets, and is therefore reflected in the Company’s Consolidated Balance Sheet at March 31, 2004. Additionally, we have committed capital

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2004

of approximately $27 million, including commitments made in prior years to various companies and funds, to be funded over the next several years, including approximately $8 million which is expected to be funded during the next twelve months.

     The Company has received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner to the fund for further distribution to the fund’s limited partners (the “clawback”). Assuming the funds in which we are a general partner are liquidated or dissolved on March 31, 2004 and assuming for these purposes the only distributions from the funds are equal to the carrying value of the funds on the March 31, 2004 financial statements, the maximum clawback we would be required to return for our general partner interest is approximately $6 million. Management estimates its liability to be approximately $4 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

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

     In October 2001, the Company entered into an agreement with its former Chairman and Chief Executive Officer to provide for annual payments of $650,000 per year and certain health care and other benefits for life. As a result of this agreement, the Company recorded expense of $5.5 million, which is included in General and Administrative Expense in the Consolidated Statements of Operations for the year ended December 31, 2001. The related current liability of $0.5 million is included in Accrued Expenses and the long-term portion of $4.5 million is included in Other Long-Term Liabilities on the Consolidated Balance Sheets at March 31, 2004.

     The Company has entered into retention agreements with four executive officers at March 31, 2004. These agreements provide for severance payments to the executive officer in the event the officer is terminated without cause or the officer terminates their employment for “good reason.” The amount of severance payment is a multiple of the executive’s salary and bonus. The applicable multiple ranges from 1.5 to 3.0 depending upon the officer’s position, the officer’s tenure, and whether or not a “change of control” has occurred. The agreement also provides for acceleration of vesting and extended exercise periods for certain equity grants to the officer and certain other rights. The maximum aggregate cash exposure under the agreements is $6.1 million at March 31, 2004.

18. SUBSEQUENT EVENTS

     In April 2004, the Company completed its sale of Sanchez Computer Associates, Inc (an equity investee). The Company received $32.1 million in cash and 226,435 shares of Fidelity National Financial (“FNF”) common stock valued at $8.3 million on the date of the merger in exchange for the Company’s shares of Sanchez common stock. The Company will recognize a gain in the second quarter of 2004 in excess of $31 million on the transaction.

     The Company sold all of its shares of FNF on the open market as of May 5, 2004 for approximately $8.3 million of net cash proceeds.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain risks, uncertainties and other factors that could cause actual results to be materially different than those contemplated by these statements. These risks and uncertainties include the factors described elsewhere in this report and in our filings with the SEC. We do not assume any obligation to update any forward-looking statements or other information contained in this Quarterly Report, except to the extent otherwise required by law.

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

     Many of our companies that we account for under the equity method or consolidation method are technology-related companies with limited operating histories that have not generated significant revenues and have incurred substantial losses in prior periods. We expect these losses to continue in 2004. In addition, we expect to continue to acquire interests in more technology-related companies that may have operating losses when we acquire them. Additionally, we expect certain of our existing companies to continue to invest in their products and services and to recognize operating losses related to those activities. As a result, our operating losses attributable to our corporate operations, our equity method subsidiaries and our consolidated method subsidiaries could continue to be significant. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that we operate in a volatile business environment. This could result in additional material impairment charges in future periods. Our financial results are also affected by acquisitions or dispositions of our subsidiaries. These transactions have resulted in significant volatility in our financial results which we expect will continue during 2004.

Net Results of Operations

     Our reportable segments include i) Strategic Companies, which includes those companies in which we maintain a controlling interest and are strategically and operationally engaged with the goal of accelerating value creation; ii) Non-Strategic Companies (formerly referred to as “Legacy” in the first quarter of 2003) in which we generally have less than a controlling interest or which do not directly fall within our strategic focus; and iii) CompuCom, which represents the results of our subsidiary, CompuCom.

At March 31, 2004, we had ownership in 13 companies, which were classified into the following segments:

	Strategic	Non-Strategic
	Companies	Companies	CompuCom
Consolidated	Alliance Consulting (100%) ChromaVision Medical Systems (60%) Mantas (84%)	Pacific Title and Art Studio (84%)	CompuCom (58%)

Equity		eMerge (17%) Nextone (27%) ProModel Solutions (33%)(a) Sanchez (23%)

Cost		Mobility Technologies (3%) Neuronyx (7%) Realtime Media (9%) Ventaira (formerly BatellePharma) (11%)

(a) QuestOne Decision Sciences does business as ProModel Solutions.

     The percentages above reflect our voting ownership at March 31, 2004. Although we own less than 20% of the voting stock of eMerge, we accounted for eMerge under the equity method as we believe we have the ability to exercise significant influence based on our representation on the company’s board of directors and other factors.

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

The Company’s operating results by segment are as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
	(unaudited)
Strategic companies	$(6,023)	$(7,701)
Non-strategic companies.	9,172	575
CompuCom	1,458	3,446

Total segments	4,607	(3,680)
Corporate operations	(8,473)	(10,467)
Income tax expense	(768)	(1,392)

	$(4,634)	$(15,539)

Strategic Companies

	Three Months Ended March 31,
	2004	2003
	(in thousands)
	(unaudited)
Revenue
Product sales	$1,857	$1,852
Service sales	29,180	29,790
Other	7	53

Total revenue	31,044	31,695

Operating Expenses
Cost of sales — product	150	238
Cost of sales — service	18,782	19,537
Selling and service	11,539	12,647
General and administrative	5,895	6,307
Depreciation and amortization	2,482	2,440

Total operating expenses	38,848	41,169

	(7,804)	(9,474)
Interest income	13	23
Interest and financing expense	(130)	(171)
Minority interest	1,898	1,921

	$(6,023)	$(7,701)

     Alliance Consulting is an information technology services and consulting firm that provides custom business driven solutions by leveraging domain expertise and extensive technical competency. Alliance Consulting architects, builds and delivers technology solutions for the Fortune 2000 market, offering business intelligence and data warehousing, packaged enterprise solutions, strategy, application development and integration, and managed services. Over its ten-year history, Alliance Consulting has developed considerable domain expertise in the pharmaceutical, financial services, manufacturing, healthcare, retail and distribution industries. Alliance Consulting has 10 offices in the U.S. and has approximately 600 employees and contractors. Alliance Consulting recognizes revenue upon the performance of services. Contracts for services are typically for one year or less. Alliance Consulting’s revenue potential is largely dependent upon spending for IT services and its ability to compete with both on-shore and off-shore providers.

     ChromaVision provides a proprietary, software-based microscope, imaging system, called ACIS or automated cellular imaging system, which aids pathologists in the analysis of various diseases and conditions. ChromaVision places most of its ACIS units with users on a “fee-per-use” basis. Revenue is recognized based on the greater of actual usage fees or the minimum monthly rental fee specified in the contract with the customer. Revenue on product sales is recognized upon acceptance by the customer subsequent to a testing and evaluation period. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically 12 months. ChromaVision’s existing offering is centered around diagnostic testing, primarily for breast cancer. Future revenue will be impacted by ChromaVision’s ability to expand its tests to other cancer therapies, expand its’ offerings to include lab services and to partner with pharmaceutical industry drug developers in defining target therapies for specific, identifiable markers. ChromaVision is expected to face increasing competition from competitors in its existing and expansion markets.

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

     In 2003, the strategic segment also included the operating results of Agari Mediaware, which was shut down in July 2003.

     These companies all incurred losses in 2003 and may need additional capital to fund their operations. If we decide to not provide sufficient capital resources to allow them to reach a cash flow positive position, and these companies are unable to raise capital from outside resources, then they may need to scale back their operations. If Alliance Consulting and Mantas meet their business plans for 2004 and the related milestones established by us, we believe they will have sufficient cash or availability under established lines of credit to fund their operations for at least the next twelve months. In the first quarter of 2004, we funded a total of $12.5 million to ChromaVision, of which $4.5 million was released to ChromaVision on April 27, 2004. ChromaVision separately raised an additional $13.5 million in the first quarter of 2004, which was released to ChromaVision as of April 27, 2004, which should provide sufficient cash for ChromaVision for the next twelve months.

     There is intense competition in the markets in which these companies operate, and we expect competition to intensify in the future. Additionally, the markets in which these companies operate are characterized by rapidly changing technology, evolving industry standards, frequent new products and services, shifting distribution channels, evolving government regulation, frequently changing intellectual property landscapes and changing customer demands. These companies’ future success depends on each company’s ability to execute their business plan and to adapt to their respective rapidly changing markets.

     Revenue. Strategic companies revenues declined $0.7 million or 2.1% in 2004 as compared to 2003 due to a decline in revenue at ChromaVision, partially offset by an increase in revenue at Alliance. Revenue at Alliance increased $0.3 million or 1.4%. Alliance attributes the increase to its focus on business driven solutions and stronger spending in the IT sector in the first quarter of 2004 as compared to the first quarter of 2003; however, increased offshore outsourcing has slowed the rate of revenue growth at Alliance. Revenues at Mantas remained constant in 2004 as compared to 2003. Mantas’ total revenues are impacted by the weakness in external IT spending by telecom service providers; however, demand for compliance solutions in the financial services industry stemming from the regulatory requirements of the USA PATRIOT Act and related initiatives in Europe and Asia remain strong and have exhibited growth. Revenues at ChromaVision declined $0.9 million or 32.3% in 2004 as compared to 2003. ChromaVision attributes the decline to a decrease in the average monthly revenue for ACIS placements and the remote viewing stations. The decline in average monthly revenue is primarily due to pricing concessions offered to ChromaVision’s customers in response to lower reimbursement levels from 2003 to 2004. ChromaVision anticipates that the average monthly system revenue will remain at approximately the levels experienced in the first quarter of 2004 and that most of the negative impact from reimbursement has been reflected in ChromaVision’s revenue figures.

     Cost of Sales. Cost of sales decreased $0.8 million or 4.3% in 2004 as compared to 2003. Alliance’s cost of sales declined $0.5 million or a 2.8% decline in 2004 as compared to 2003, which management attributes to improved utilization associated with bench and project management. Mantas represented $0.4 million or a 12.0% decline in 2004 as compared to 2003. Mantas attributes the decline to cost control measures in its telecommunications business. Cost of sales at ChromaVision remained constant in 2004 as compared to 2003 due primarily to the increase in system placements.

     Selling and Service and General and Administrative. Selling and service and general and administrative expenses declined a total of $1.5 million or 8.0% in 2004 as compared to 2003. Of the total decline, $0.1 million relates to Alliance. This decline is attributable to cost control measures offset by one time costs associated with severance related costs. A total of $0.3 million or 5.2% relates to operations at Mantas. The decline primarily relates to reduced headcount as a result of the merger with SOTAS in October 2003. Also included in the decline is $1.2 million related to the operations at Agari Mediaware, which was closed in 2003. The decline is partially offset by a $0.1 million or a 2.8% increase at ChromaVision. The increase is mainly attributable to increased professional fees expense as well as employee costs as ChromaVision expands its product offerings.

Non-Strategic Companies

	Three Months Ended March 31,
	2004	2003
	(in thousands)
	(unaudited)
Revenue	$7,953	$8,619
Operating expenses	8,697	8,334

	(744)	285
Other income, net	11,782	4,136
Interest income	6	1
Interest and financing expense	(30)	(42)
Minority interest	473	183
Equity loss	(2,315)	(3,988)

	$9,172	$575

Introduction.

     Revenue for the non-strategic segment is primarily derived from Pacific Title’s film title and special effects services. In addition, in 2003 and until Tangram was sold in February 2004, revenue included software license sales of Tangram’s asset tracking software, software maintenance contracts and post-contract customer support consulting services. The non-strategic segment also includes the management company of a private equity fund, which derives revenue from management fees. We sold our interest in this management company in August 2003.

     Revenue. Revenue decreased $0.7 million or 7.7% for 2004 as compared to 2003 primarily as a result of a decrease in revenue at Tangram, partially offset by an increase in revenue at Pacific Title. The decline in revenue at Tangram of $1.0 million, is partially attributable to our sale of our interest in Tangram in February 2004. A total of $0.8 million of the decline is attributable to the sale of our interest in a management company of a private equity fund in August 2003. Partially offsetting the decline was an increase in revenue at Pacific Title of $1.1 million or a 19.2% increase in 2004 as compared to 2003. Pacific Title attributes the increase in revenue to the impact of reduced activity in the movie industry in the first quarter of 2003. Pacific Title does not currently anticipate any reduced activity in 2004 in the movie industry.

     Operating Expenses. Operating expenses increased by $0.4 million or 4.4% in 2004 as compared to 2003. Operating expenses at Pacific Title increased $0.5 million or 8.2% for 2004 as compared to 2003. Pacific Title attributes this increase to the aforementioned increased business activity. A total of $1.0 million of the increase is attributable to operations at Tangram associated primarily with the write off of certain software in 2004. Tangram was sold in February 2004. Partially offsetting the increase is a decline of $1.1 of operating expenses related to Protura Wireless and a management company of a private equity fund. We sold our interest in this private equity fund in August 2003 and closed Protura Wireless in July 2003.

     Other Income (Loss), Net.

	Three Months Ended March 31,
	2004	2003
	(in thousands)
	(unaudited)
Gain on sales of companies and funds, net	$12,216	$4,204
Loss on trading securities	(557)	(64)
Other	123	(4)

	$11,782	$4,136

     During the first quarter of 2004, we sold our interest in Tangram for shares of Opsware and reported a gain of $8.5 million. Also included in gain on sale of companies is $2.3 million attributable to a distribution from a bankruptcy proceeding and $1.5 million relating to the final payment of an installment sale of a company sold in 1997. Total net cash proceeds for gain on sales of companies and funds was $4.8 million.

     Gain on sale of companies for the three months ended March 31, 2003 includes a $3.0 million gain related to proceeds received by us in 2003 related to the sale of a company in 1997 and a $0.9 million gain related to the sale of a portion of our interest in a non-strategic company. Total net cash proceeds for gain on sales of companies and funds was $4.4 million.

     Loss on trading securities include $0.2 million related to sales of Opsware, Inc and $0.4 million related to the mark-to-market adjustment made to the carrying value of our Opsware holdings in 2004. Total net cash proceeds from sales of trading securities was $4.0 million in 2004. Loss on trading securities in 2003, relate to the mark-to-market adjustment made to the carrying value of our VerticalNet holdings.

     Equity Loss.

     Equity loss fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies and the net results of operations of these companies. We recognize our share of losses to the extent we have cost basis in the equity investee, or we have outstanding commitments or guarantees. Equity loss consisted of the following:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
	(unaudited)
Share of our equity method non-strategic companies’ results of operations	$(327)	$404
Share of private equity funds’ results of operations	(1,988)	(4,392)

	$(2,315)	$(3,988)

     Certain amounts recorded to reflect our share of the income or losses of our companies accounted for under the equity method are based on estimates and on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities are made final.

     The $1.7 million decrease in equity loss in 2004 as compared to 2003 is primarily attributable to a decline of $2.4 million in our share of private equity funds, which is attributable to a reduction in realized losses recorded by the funds. Partially offsetting the overall decline in equity loss is an increase of $0.7 million related to our share of equity method non-strategic companies’ results of operations. Included in the three months ended March 31, 2003 is $0.3 million relating to companies in which we no longer have ownership interests.

CompuCom

	Three Months Ended March 31,
	2004	2003
	(in thousands)
	(unaudited)
Revenue
Product sales	$220,787	$257,418
Service sales	78,869	72,879

Total Revenue	299,656	330,297

Cost of sales — product	206,663	235,299
Cost of sales — service	53,592	50,328
Other operating expenses	36,969	39,025

	2,432	5,645
Interest income	183	318
Interest and financing expense	(120)	(403)
Minority interest	(1,037)	(2,114)

	$1,458	$3,446

     CompuCom’s product revenue is derived from procurement services CompuCom offers to its clients, providing them with a single point of contact for multi-vendor technology acquisition and support. CompuCom’s service revenue is derived primarily from IT outsourcing services, IT consulting and system integration services, complex configuration and imaging services, vendor warranty contracts, software licensing management fees and services provided in support of certain manufacturers’ direct fulfillment initiatives.

     Revenue. Revenue, which consists of product revenue and service revenue, decreased $30.6 million or 9.3% for the three months ended March 31, 2004 as compared to the same period in 2003. Of the decrease, $36.6 million or 14.2% in 2004 as compared to 2003 was attributable to product revenue partially offset by an increase of $6.0 million or 8.2% in 2004 as compared to 2003 related to service revenue. CompuCom reported declines in both the hardware and software portions of product revenue. CompuCom attributes the decline in the hardware portion of total product revenue to the result of softness in demand, particularly among CompuCom’s large enterprise clients. Also contributing to the decline was a reduction in the percent of CompuCom’s business from enterprise class products, such as servers and storage. CompuCom attributes the decline in the software portion of total product revenue to the sale of more software licensing vehicles for which CompuCom recorded a fee rather than gross revenue. CompuCom attributes the increase in service revenue primarily to increases in their application development staffing and testing services, ITO services and fees earned from their software licensing management services. Those increases were partially offset by a decrease in services provided to the federal government.

     Cost of Sales/Gross Margin. Product gross margin for the three months ended March 31, 2004 was 6.4% compared to 8.6% for the same period in 2003. CompuCom believes this decrease is primarily due to lower volume incentive dollars received from suppliers, as well as an increase in the mix of lower margin software revenue relative to total product revenue and continued pricing pressure. Service gross margin for the three months ended March 31, 2004 was 32.0% compared to 30.9% for the same period in 2003. This increase is primarily the result of the increase in fees from CompuCom’s software management services.

     Due to economic and competitive conditions, CompuCom may experience continued pressure on both revenue and gross margin, the result of which may be lower revenue and related gross margin when compared to the comparable prior year period or previous quarter.

     Other Operating Expenses. Other operating expenses decreased 5.3% for the three months ended March 31, 2004 as compared to the same period in 2003. CompuCom attributes this decrease to its own cost management efforts, which primarily include certain infrastructure costs, in particular occupancy-related expenses. This decrease was partially offset by an increase in selling expenses primarily due to an increase in CompuCom’s personnel and related costs associated with their investment in the expansion and greater specialization of their sales force.

     Interest Income. Interest income decreased for the three months ended March 31, 2004 as compared to the same period in 2003. CompuCom attributes the decline to a decrease in interest earned on available cash for the three months ended March 31, 2004 as compared to the same prior year period, primarily as a result of a decline in interest rates as well as lower invested cash balances as a result of the reduction in the amounts utilized under CompuCom’s receivable securitization.

     Interest and Financing Expense. Interest and financing expense decreased for the three months ended March 31, 2004 as compared to the prior year period. The decrease is primarily due to the fourth quarter of 2003 reduction in amounts utilized under CompuCom’s receivable securitization.

Other Items

     Corporate Operations

	Three Months Ended March 31,
	2004	2003
	(in thousands)
	(unaudited)
General and administrative costs, net	$(3,913)	$(6,720)
Stock-based compensation	(551)	(794)
Depreciation and amortization	(62)	(175)
Interest income	433	690
Interest expense	(3,018)	(2,828)
Impairment — related party	—	(659)
Other	(1,362)	19

	$(8,473)	$(10,467)

     General and Administrative Costs, Net. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and consulting, and travel-related costs. The decline of $2.8 million or 41.8% is due to certain cost reduction efforts including reduced employee-related costs and the reduction in the use of outside consulting services and certain severance related costs. Safeguard anticipates its general and administrative expenses to approximate $19 million for the year ended December 31, 2004.

     Stock Based Compensation. Stock based compensation consists primarily of amortization expense related to grants of restricted stock to employees. This expense decreased for the three months ended March 31, 2004 versus the same period in the prior year since more restricted stock vested in 2003.

     Interest Income. Interest income includes all interest earned on available cash balances as well as any interest income associated with any outstanding notes receivable to Safeguard. The decline of interest income in 2004 as compared to 2003 is primarily attributable to lower interest rates earned on invested cash balances as a result of the declining interest rate environment.

     Interest Expense. Interest expense is primarily composed of the interest payments on our $200 million, 5% subordinated convertible debt due 2006 and the $150 million, 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense related to the 2006 Notes decreased $0.3 million in 2004 as compared to 2003. This decline is attributable to the purchases Safeguard completed of a portion of the 2006 Notes through privately negotiated transactions during the first quarter of 2004. Interest expense also increased by $0.5 million related to the 2024 Notes issued in February 2004.

     Impairment — related party. In May 2001, we entered into a loan agreement with Mr. Musser, our former CEO. In the first quarter of 2003, we impaired the loan by $0.7 million to the estimated value of the collateral that we held at that date. The carrying value of the collateral we held at March 31, 2003 was approximately $13.8 million. There was no impairment charge taken in the first quarter of 2004 as the carrying value of the collateral we held at March 31, 2004 was approximately $16.0 million. We will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis.

     Other. Included in this category are costs associated with the purchases of our 2006 Notes, including $0.9 million due to the acceleration of the amortization relative to deferred issuance costs on the 2006 Notes repurchased during the first quarter 2004. Also included is $0.4 million related to the commissions and premiums paid relative to the repurchase of the 2006 Notes.

     Income Taxes. Our consolidated income tax expense recorded for the three months ended March 31, 2004, was $0.8 million, net of a recorded valuation allowance of $5.0 million. Of the $0.8 million of income tax expense, $0.7 million was generated by CompuCom, which is not consolidated for income tax purposes, and $0.1 million relates to state income tax expense generated by subsidiaries in jurisdictions where the company has no offsetting tax attributes. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years.

Liquidity and Capital Resources

     We funded our operations with proceeds from sales of and distributions from companies, funds, trading securities and sales of non-strategic assets. Other sources of liquidity which have been utilized by us in prior periods include sales of available-for-sale securities, Safeguard equity, issuance of Safeguard debt or operating cash flow from our wholly owned business and IT service companies. Our ability to generate liquidity from sales of companies and Safeguard equity issuances has at times been adversely affected by the decline in the US markets and other factors.

Parent Company

     Parent Company includes Safeguard and its wholly owned subsidiaries, including Alliance Consulting.

     As of March 31, 2004 at the parent company level, we had $171 million of cash and cash equivalents, $5 million of restricted cash and $7 million of short-term investments, for a total of $183 million. In addition, our majority-owned subsidiaries had cash and cash equivalents of $109 million.

     Proceeds from sales of and distributions from companies and funds were $5 million for the three months ended March 31,

2004 and 2003, respectively. Proceeds from sales of trading securities were $4 million and zero for the three months ended March 31, 2004 and 2003, respectively.

     In May 2004, we renewed our revolving credit facility that provides for borrowings, issuances of letters of credit and guarantees of up to $25 million. Borrowing availability under the facility is reduced by the face amount of outstanding letters of credit and guarantees. This credit facility matures in May 2005 and bears interest at the prime rate (4.0% at March 31, 2004) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times any outstanding amounts under the facility. Through May 5, 2004, the facility required cash collateral at the bank equal to two times any amounts outstanding under the facility. In conjunction with the issuance of the 2004 Notes, we amended our revolving credit facility to grant the bank a right to a security interest in accounts held by us at the bank equal to any amounts outstanding under the facility. The reduction from the two times cash collateral has provided us with less restrictions of our cash and increased our liquidity. This facility provides us additional flexibility to implement our strategy and support our companies. As of March 31, 2004, we provided guarantees related to three strategic companies’ credit facilities that allowed for borrowing of up to $18 million, of which $7 million was outstanding at March 31, 2004. As of March 31, 2004, there was $7 million available under the facility.

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

     In May 2001, we entered into a $26.5 million loan agreement with Mr. Musser, the former CEO of Safeguard. The loan bears interest at an annual default rate of 9% and became payable on a limited basis on January 1, 2003. Safeguard sent Mr. Musser a demand notice in January 2003 and, when no payment was received, a default notice. In conjunction with the original loan, Mr. Musser granted us security interests in securities and real estate as collateral. Based on the information available to us, we concluded that Mr. Musser may not have sufficient personal assets to satisfy the outstanding balance due under the loan when the loan becomes full recourse against Mr. Musser on April 30, 2006. In the fourth quarter of 2002 and first quarter of 2003, we impaired the loan by $11.4 million and $0.7 million, respectively, to the estimated value of the collateral that we held at that date. The carrying value of the loan at March 31, 2004 was $11.5 million, and the value of the underlying collateral was approximately $16.0 million. In April 2004, we received a total of $4.5 million in net cash proceeds from Mr. Musser as a result of the sale of certain collateral.

     In connection with our ownership interests in certain companies, we have guarantees associated with various forms of debt including lines of credit, term loans, performance bonds, equipment leases and mortgages. Of our total guarantees of $23 million at March 31, 2004, a total of $18 million relates to guarantees of our consolidated companies under our revolving credit facility. A total of $8 million of debt associated with our guarantees has been recorded on the consolidated companies’ balance sheets and is therefore reflected in the Company’s Consolidated Balance Sheets at March 31, 2004. Additionally, we have committed capital of approximately $27 million, including commitments made in prior years to various companies and funds, to be funded over the next several years, including approximately $8 million, which is expected to be funded in the next twelve months.

     We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for further distribution to the fund’s limited partners (the “clawback”). Assuming the Funds in which we are a general partner are liquidated or dissolved on March 31, 2004 and assuming for these purposes the only distributions from the funds is equal to the carrying value of the funds on the March 31, 2004 financial statements, the maximum clawback we would be required to return for our general partner interest is approximately $6 million. Management estimates its liability to be approximately $4 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

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

     At December 31, 2003, we had outstanding $200 million of 5% convertible subordinated notes due June 15, 2006 (the 2006 Notes). In February 2004, we completed the sale of $150 million of 2.625% convertible senior debentures due March 15, 2024 (the 2024 Notes). We intend to use all of the net proceeds of this offering of approximately $146 million to retire a majority of the 2006 Notes by redemption or by one or more privately negotiated transactions. As of March 31, 2004, we had repurchased $86.5 million of face value of the 2006 Notes for $86.9 million. From April 1 to May 5, 2004, we repurchased an additional $17.6 million of face value of 2006 Notes for $17.7 million. As of May 5, 2004, the outstanding balance of the 2006 Notes is $95.9 million.

     Interest on the 2006 Notes is payable semi-annually. The 2006 Notes are redeemable in whole or in part at our option for a maximum of 101.67% of face value depending on the date of redemption and subject to certain restrictions. At the note holders’ option, the notes are convertible into our common stock. The conversion rate of the notes at March 31, 2004 was $24.1135 of principal amount per share. The note holders may also require repurchase of the notes upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control.

     Interest on the 2024 Notes is payable semi-annually. At the note holders’ option subsequent to June 30, 2004, the notes are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the notes at March 31, 2004 was $7.2174 of principal amount per share. The note holders may require repurchase of the notes on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. The note holders may also require repurchase of the notes upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the 2024 Notes commencing March 20, 2009.

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

     The aggregate book value of all of our companies that are not strategic was $205 million at March 31, 2004.

     We believe, through the execution of our stated strategy, including business growth at our subsidiaries and the sale from time to time of various holdings, we will have the ability to repurchase or refinance the remaining balance of the 2006 Notes prior to their due date.

     In April 2004, the Company completed its sale of Sanchez Computer Associates, Inc. As a result of the merger of Sanchez and a subsidiary of Fidelity National Financial (“FNF”), the Company received $32.1 million in cash and 226,435 shares of FNF common stock valued at $8.3 million at the date of the merger in exchange for the Company’s 6,288,184 shares of Sanchez common stock. The Company will recognize a gain in the second quarter of 2004 in excess of $31 million on the transaction. The Company sold all of its remaining shares of FNF as of May 5, 2004 on the open market for aggregate net cash proceeds of $8.3 million. The Company also received approximately $4.5 million in cash proceeds in exchange for certain collateral held by Safeguard in relation to the loan to Mr. Musser.

     Based on the above discussion, we believe our cash and cash equivalents at March 31, 2004 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for the next twelve months, including commitments to our existing companies, our current operating plan to acquire interests in new companies and our general corporate requirements.

     Alliance Consulting, which is included in the parent company, has an outstanding credit facility that provides for borrowings of up to $10 million as of March 31, 2004. The revolving credit facility matures in September 2004. As of March 31, 2004, outstanding borrowings under this facility were $6.3 million.

Analysis of Parent Company Cash Flows

     Cash (Used In) Operating Activities

     Net cash used in operating activities was $10.2 million for the three months ended March 31, 2004 compared to $12.0 million for the three months ended March 31, 2003. The decrease was due primarily to the decrease in net loss and other working capital changes.

     Cash (Used In) Investing Activities

     Cash used in investing activities primarily reflects the acquisition of ownerships interests in companies from third parties, partially offset by proceeds from the sales of non-strategic assets and private equity funds.

     Net cash used investing activities was $3.2 million for the three months ended March 31, 2004 compared to $1.6 million for the three months ended March 31, 2003. The increase in cash used of $1.6 million is due to a larger increase in restricted cash during the 2004 period, due primarily to the $4.5 million cash held in escrow related to our March 2004 funding to ChromaVision (see Note 15). Also contributing to the increase was $8.1 million related to acquisitions of ownership interests in companies, funds and subsidiaries, net of cash acquired, which includes $8.0 million of funding to ChromaVision in 2004 as compared to $5.0 million in 2003 and $0.1 million relating to our investment in private equity funds.

     In the first quarter 2004, we funded a total of $12.5 million to ChromaVision, of which $8.0 million was released to ChromaVision and $4.5 million was held in escrow at March 31, 2004 and subsequently released to ChromaVision on April 27, 2004.

     The overall increase in net cash used in investing activities was partially offset by an increase of $4.0 million in proceeds from sales of trading securities. In February 2004, we completed the sale of Tangram Enterprise Solutions, a majority owned subsidiary, for shares of Opsware, Inc. valued at $6.9 million. During the first quarter of 2004, we have received approximately $4.0 in net cash proceeds through sales of Opsware on the open market. This represents approximately 61% of the total Opsware common stock received in the transaction. We intend to liquidate the remaining shares from time to time in the open market.

     Cash (Used In) Provided by Financing Activities

     Cash provided by financing activities was $61.4 million for the three months ended March 31, 2004 as compared to cash used in financing activities of $0.2 million for the three months ended March 31, 2003. The increase of $61.6 million is mainly attributable to the sale of $150 million of 2.625% convertible senior debentures due in March 2024 that was completed in February 2004 net of related offering costs, partially offset by the repurchase of $86.5 million of face value of the 2006 Notes through March 31, 2004. We intend to use all the net proceeds of approximately $146 million to repurchase a majority of the 2006 notes.

CompuCom

     CompuCom maintains separate, independent financing arrangements, which are non-recourse to us and are secured by certain assets of CompuCom. CompuCom’s working capital requirements are generally funded through financing arrangements and internally generated funds.

     At March 31, 2004, CompuCom has a $25 million working capital facility and a $50 million receivable securitization facility. The working capital facility, which has a June 2004 maturity date, bears interest at LIBOR plus an agreed upon spread and is secured by a lien on CompuCom’s assets. CompuCom anticipates extending or renewing the working capital facility. Availability under the facility is subject to a borrowing base calculation. As of March 31, 2004, availability under the working capital facility was $25 million. No amounts were outstanding under the working capital facility at March 31, 2004 and December 31, 2003. Terms of the facility limit the amounts available for capital expenditures and dividends.

     The securitization facility’s pricing is based on a designated short-term interest rate plus an agreed upon spread. Amounts outstanding as sold receivables as of March 31, 2004 consisted of one $10 million certificate with an October 2005 maturity date. Both facilities are subject to CompuCom’s compliance with selected financial covenants and ratios.

     CompuCom’s liquidity is impacted by the dollar volume of certain manufacturers’ customer specific rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and then claim a rebate from the manufacturer to reduce the final cost. These rebates are then passed on to the customer in the form of reduced sales price. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom’s initial cost for the product is often higher than the sales price CompuCom can obtain from its clients. These programs have been at times a material factor in CompuCom’s financing needs. As of March 31, 2004 and December 31, 2003, CompuCom was owed approximately $6.7 million and $18.6 million, respectively, under these vendor rebate programs. These outstanding amounts are included as a reduction to Accounts Payable on the Consolidated Balance Sheets and a reduction of Cost of Sales in the Consolidated Statements of Operations.

     In addition, CompuCom participates in certain programs provided by various suppliers that enable it to earn volume incentive dollars. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction to cost of sales when earned. CompuCom also receives vendor reimbursements that offset certain training, promotional and marketing costs incurred by CompuCom. These amounts are recorded as Accounts Receivable on the Consolidated Balance Sheets, and any amounts received in excess of the actual amounts incurred are recorded as a reduction of Cost of Sales in the Consolidated Statements of Operations. As of March 31, 2004 and December 31, 2003, CompuCom was owed approximately $2.9 million and $2.6 million, respectively, under these supplier incentive programs.

     CompuCom’s ability to make distributions to its shareholders is limited by restrictions in CompuCom’s financing agreements and CompuCom’s working capital needs. We do not consider CompuCom’s liquidity to be a source of liquidity to us.

Other Consolidated Subsidiaries

     Mantas, ChromaVision and Pacific Title have outstanding credit facilities that provide for borrowings of up to $10 million as of March 31, 2004. A revolving credit facility for $2 million matures in July 2004, a total of $3 million matures in February 2005 and $5 million matures in March 2005. As of March 31, 2004, there were $0.7 million of outstanding borrowings under these facilities.

Consolidated Working Capital

     Consolidated working capital increased to $325 million at March 31, 2004 compared to $278 million at December 31, 2003. The increase is primarily attributable to cash received upon the sale of $150 million of convertible senior debentures, and proceeds from sales of and distributions from companies and funds offset by $86.5 million of repurchases of the 2006 Notes and the current classification of $17.6 million of the 2006 Notes which were repurchased subsequent to March 31, 2004 and cash expended in connection with acquisitions of ownership interests in companies and subsidiaries. This increase is also partially attributable to declines in accounts payable and accrued liabilities, partially offset by declines in receivables and inventories at CompuCom. CompuCom attributes this activity to the seasonal decline in revenue in the first quarter of 2004 as compared to the fourth quarter of 2003.

Analysis of Consolidated Company Cash Flows

     Cash Used In Operating Activities

     Net cash used in operating activities was $1.5 million for the three months ended March 31, 2004 compared to $5.0 million for the same prior year period. The decrease was due primarily to the decrease in net loss and other working capital changes.

     Cash Provided by Investing Activities

     Cash provided by investing activities primarily reflects the acquisition of ownership interests in companies from third parties, partially offset by proceeds from the sales of non-strategic assets and private equity funds.

     Net cash provided by investing activities was $1.4 million for the three months ended March 31, 2004 compared to $0.3 million for the three months ended March 31, 2003. The increase of $1.1 million is due to a $4.0 million increase in proceeds from sales of available-for-sale and trading securities and a $5.6 million decrease in acquisitions of ownership interests in companies and subsidiaries, net of cash acquired, partially offset by a decline of $4.0 million in proceeds from sales of and distributions from companies.

     Cash Provided by Financing Activities

     Cash provided by financing activities was $66.7 million for the three months ended March 31, 2004 as compared to $0.8 million for the three months ended March 31, 2003. The increase of $65.9 million is mainly attributable to the sale of $150 million of 2.625% convertible senior debentures due in March 2024 that was completed in February 2004 net of related offering costs, partially offset by the repurchase of $86.5 million of face value of the 2006 Notes through March 31, 2004. We intend to use all the net proceeds of approximately $146 million to repurchase a majority of the 2006 notes.

Contractual Cash Obligations and Other Commercial Commitments

     The following table summarizes our contractual obligations and other commercial commitments as of March 31, 2004, by period due or expiration of the commitment.

	Payments Due by Period
			2005 and	2007 and	Due after
	Total	2004	2006	2008	2008
	(in millions)
	(unaudited)
Contractual Cash Obligations
Long-term debt and capital lease obligations(a)	$14.4	$11.9	$2.5	$—	$—
Convertible subordinated notes (b)	113.5	17.6	95.9	—	—
Convertible senior debentures (c)	150.0	—	—	—	150.0
Operating leases	91.2	9.8	18.5	15.6	47.3
Funding commitments (d)	27.0	7.0	10.0	5.5	4.5
Potential clawback liabilities (e)	4.0	—	—	—	4.0
Other long-term obligations (f)	5.0	0.4	1.0	1.0	2.6

Total Contractual Cash Obligations	$405.1	$46.7	$127.9	$22.1	$208.4

(a)	We have various forms of debt including lines of credit, term loans, equipment leases and mortgages. Of our total outstanding guarantees of $23 million, $8 million of outstanding debt associated with the guarantees is included on the Consolidated Balance Sheets at March 31, 2004. The remaining $15 million is not reflected on the Consolidated Balance Sheets or in the above table.

(b)	The 2006 Notes are due on June 15, 2006 and are redeemable in whole or in part at our option on or after June 18, 2002, for a maximum of 101.67% of face value depending on the date of redemption and subject to certain restrictions. At the note holders’ option, the notes are convertible into our common stock subject to adjustment under certain conditions. The conversion rate of the 2006 notes at March 31, 2004 was $24.1135 of principal amount per share. The closing price of our common stock on March 31, 2004 was $3.72 per share. The 2006 note holders may also require repurchase of the notes upon certain events, including the sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. See (c) for repurchases.

(c)	In February 2004, we completed the issuance of $150 million of 2.625% convertible senior debentures due 2024. The above table reflects the outstanding balance of our 2024 Notes as of March 31, 2004. We intend to use all of the net proceeds of this offering of approximately $146 million to retire a majority of the 2006 Notes by redemption or by one or more privately negotiated transactions. As of May 5, 2004, we have repurchased $104.1 million of face value of 2006 Notes, $17.6 million of which was repurchased subsequent to March 31, 2004 and is shown as a current obligation in the above table.

(d)	These amounts include funding commitments to private equity funds. The amounts have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management.

(e)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for a further distribution to the fund’s limited partners (the “clawback”). Assuming the funds in which we are a general partner are liquidated or dissolved on March 31, 2004 and the only value provided by the funds is the carrying values represented on the March 31, 2004 financial statements, the maximum clawback we would be required to return for our general partner interests is $6 million. Management estimates its liability to be approximately $4 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

(f)	Primarily reflects the amount payable to our former Chairman and CEO under a consulting contract.

     We have entered into retention agreements with four executive officers at March 31, 2004. These agreements provide for severance payments to the executive officer in the event the officer is terminated without cause or the officer terminates their employment for “good reason.” The amount of severance payment is a multiple of the executive’s salary and bonus. The applicable multiple ranges from 1.5 to 3.0 depending upon the officer’s position, the officer’s tenure, and whether or not a “change of control” has occurred. The agreement also provides for acceleration of vesting and extended exercise periods for certain equity grants to the officer and certain other rights. The maximum aggregate exposure under the agreements is $6 million at March 31, 2004. This amount is not included in the above table.

     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations.

Recent Accounting Pronouncements

     See Note 5 to the Consolidated Financial Statements.

Factors That May Affect Future Results -

     Forward-looking statements in this report and those made from time to time by us through our senior management team are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements are described in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2003. These factors include, but are not limited to, the following:

•	The performance of our companies, which face risks such as intense competition, rapid changes in technology and customer demands, frequent new products and service introductions, shifting distribution channels, the ability to protect their proprietary rights, impact of economic downturns, and government regulations and legal uncertainties;

•	Many of our companies have a history of operating losses or limited operating histories, no historical profits and financing requirements that they may not be able to satisfy, and these companies may not have operating income or net income in the future and their financial results may vary dramatically from quarter to quarter;

•	Our companies currently do not provide us with any cash flow from their operations so we rely on cash on hand, liquidity events and our ability to generate cash from capital raising activities to finance our operations and therefore we may have problems raising money we need in the future to fund the needs of our companies, to make acquisitions and to fund our operations;

•	Our stock price may be subject to significant fluctuations because of market conditions generally and due to the impact of the volatility of the public companies we own, which can be subject to fluctuations unrelated or disproportionate to operating performance;

•	Intense competition from other acquirers of interests in companies could result in lower gains or possibly losses on our companies, in addition we may not be able to obtain maximum value for our holdings in companies or liquidate our interests in companies on a timely basis;

•	We have incurred significant indebtedness and may incur additional indebtedness in the future, which could adversely affect our business and our ability to make full payment on our indebtedness and may restrict our operating flexibility, in addition, our ability to repay or refinance our indebtedness will depend upon our future ability to monetize our interests in our companies and our operating performance, which may be affected by general economic, financial, competitive, regulatory, business and other factors beyond our control;

•	The values of our companies as determined by the public and private capital markets may decline, our companies’ access to the public and private capital markets on terms acceptable to them may be limited; and

•	We may incur significant costs, and fail to obtain maximum value for our companies, to avoid being subject to the Investment Company Act of 1940, and we would suffer adverse consequences if we were deemed to be an investment company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in companies in the technology industry, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities. Based on closing market prices at March 31, 2004, the fair market value of our holdings in public securities was approximately $267 million. A 20% decrease in equity prices would result in an approximate $53 million decrease in the fair value of our publicly traded securities. At March 31, 2004, the value of the collateral securing the Musser loan included $8 million of equity securities.

     CompuCom is exposed to interest rate risk primarily through its receivables securitization and working capital facilities. CompuCom utilizes borrowings on these facilities to meet its working capital and other financing needs. At March 31, 2004, the securitization facility had borrowings of approximately $10 million, and there were no borrowings on the working capital facility. If CompuCom’s effective interest rate were to increase by 100 basis points, or 1.00%, CompuCom’s annual financing expense would increase by $0.1 million based on CompuCom’s average balances utilized under its facilities during the three months ended March 31, 2004. Our share of this increase would be approximately $0.1 million after deduction for minority interest but before income taxes.

     At March 31, 2004, we had outstanding $113.5 million of fixed rate notes due in June 2006. Interest payments are due June and December of each year. Based on transactions for these notes in the secondary market, these notes have a fair market value at March 31, 2004 of approximately $112.6 million. As of May 5, 2004, we have outstanding $95.9 million of the 2006 notes with a fair market value of $96.1 million.

				Fair Market
				Value
Liabilities	2004	2005	2006	at 3/31/04

Convertible Subordinated Notes due by year (in millions)	$17.6	—	$95.9	$112.6

Fixed Interest Rate	5%	5%	5%	5%

Interest Expense (in millions)	$5.9	$5.7	$2.6	N/A

     In February 2004, we completed the issuance of $150 million of fixed rate notes due in March 2024. Interest payments of approximately $2.0 million are due March and September of each year starting in September 2004. We intend to use all of the net proceeds of this offering of approximately $146 million to retire a majority of the 2006 Notes by redemption or by one or more privately negotiated transactions. As of May 5, 2004, we have repurchased $104.1 million of face value of 2006 Notes. The holders of the 2024 Notes may require repurchase of the notes on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest.

					Market
				After	Value
Liabilities	2004	2005	2006	2006	at 3/31/04

Convertible Senior Notes due by year (in millions)	—	—	—	$150.0	$125.3

Fixed Interest Rate	2.625%	2.625%	2.625%	2.625%	2.625%

Interest Expense (in millions)	$3.5	$4.0	$4.0	$68.7	N/A

Item 4. Controls and Procedures

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

     There were no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Change in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

Recent Sales of Unregistered Securities. On February 18, 2004, we issued and sold in a private placement $125,000,000 aggregate principal amount of 2.625% convertible senior debentures due 2024 (2024 Notes) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On February 20, 2004, we issued and sold an additional $25 million in aggregate principal amount of the 2024 Notes, purchased pursuant to the initial purchaser’s option. Wachovia Securities acted as the initial purchaser in connection with the offering of the 2024 Notes. The aggregate discounts or commissions paid in connection with this sale totaled $4.5 million.

The 2024 Notes are convertible, subject to certain conditions, into Safeguard’s common stock at an initial conversion rate of 138.5540 shares per $1,000 principal amount of the 2024 Notes, which is equal to a conversion price of approximately $7.2174 per share, subject to adjustment in certain circumstances.

Purchases of Equity Securities by the Company and Affiliated Purchasers. During the first quarter of 2004, the Company repurchased $86.5 million principal amount of its 5% convertible subordinated notes due June 15, 2006 (2006 Notes). Prior to the repurchases, a total of $200 million principal amount of the 2006 Notes were outstanding. The 2006 Notes are convertible, at the holder’s option, into shares of the Company’s common stock. The conversion rate of the 2006 Notes at March 31, 2004 was $24.1135 of principal amount per share. The following table sets forth information regarding repurchases of the 2006 Notes by the Company.

ISSUER PURCHASES OF EQUITY SECURITIES

				Total Principal	Approximate Dollar
				Amount of 2006	Value of 2006 Notes
			Average Price Paid	Notes Purchased as	that May Yet Be
	Total Principal		Per $1,000	Part of Publicly	Purchased Under the
	Amount of 2006		Principal Amount of	Announced Plans or	Plans or
Period	Notes Purchased		the 2006 Notes	Programs(1)	Programs(1)

January 1, 2004 - January 31, 2004	—		—	—	—

February 1, 2004 - February 29, 2004	$42,000,000	(2)	$24.17 (5)	$42,000,000	$104,000,000

March 1, 2004 - March 31, 2004	$44,500,000	(3)	$24.29 (6)	$44,500,000	$59,500,000

Total	$86,500,000	(4)	$24.24 (7)	$86,500,000	$59,500,000

(1)	The Company announced in a press release on February 11, 2004 its plan to retire a majority of the principal amount of the Company’s 2006 Notes by redemption or through one or more privately negotiated repurchase transactions, using all of the net proceeds of approximately $146 million received from the sale of the 2024 Debentures. On that date, $200,000,000 principal amount of the 2006 Notes were outstanding. Since the plan was not in effect during the period from January 1, 2004 through January 31, 2004, there were no 2006 Notes repurchased, or yet to be repurchased, under the plan during this period.

(2)	The total principal amount of these 2006 Notes was convertible into 1,741,762 shares of the Company’s common stock as of the date of repurchase.

(3)	The total principal amount of these 2006 Notes was convertible into an aggregate of 1,845,439 shares of the Company’s common stock as of the respective dates of repurchase.

(4)	The total principal amount of these 2006 Notes was convertible into an aggregate of 3,587,201 shares of the Company’s common stock as of the respective dates of repurchase.

(5)	On an “as converted” basis, the average purchase price paid per share of common stock issuable upon conversion of the 2006 Notes was $24.17.

(6)	On an “as converted” basis, the average purchase price paid per share of common stock issuable upon conversion of the 2006 Notes was $24.29.

(7)	On an “as converted” basis, the average purchase price paid per share of common stock issuable upon conversion of the 2006 Notes was $24.24.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

     The following is a list of exhibits required by Item 601 of Regulation S-K that are filed as part of this Report.

EXHIBIT NO.	EXHIBIT
3.1 **	Amended and Restated Articles of Incorporation of Safeguard
4.10 **	Indenture, dated as of February 18, 2004 between Safeguard Scientifics, Inc. and Wachovia Bank, National Association, as trustee, including the form of 2.625% Convertible Senior Debentures due 2024.
4.11 **	Purchase Agreement of Safeguard Scientifics, Inc. to issue and sell to Wachovia Capital Markets, LLC % Convertible Senior Debentures Due 2024 (exhibits omitted)
4.12 **	Registration Rights Agreement between Safeguard Scientifics, Inc. and Wachovia Capital Markets, LLC
4.13 **	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan
10.19 **	Second Amendment to Loan Agreement dated February 12, 2004 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.
10.29	Third Amendment to Loan Agreement dated May 5, 2004 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware). Inc.
31 *	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934
32 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Incorporated by reference to Safeguard Scientifics, Inc. Form 10-K for the fiscal year ended December 31, 2003 filed on March 15, 2004.

(b)	Reports on Form 8-K.

On January 28, 2004, the Company filed a Current Report on Form 8-K, Items 5 and 7, regarding a press release announcing that the Company entered into an agreement to vote its shares of Sanchez Computer Associates, Inc. in favor of the previously announced merger of Sanchez and a subsidiary of Fidelity National Financial, Inc.

On February 10, 2004, the Company filed a Current Report on Form 8-K, Items 5 and 7, regarding a press release announcing that the Company announced an additional investment in one of its companies, ChromaVision Medical Systems, Inc. and the appointment of an interim Chief Executive Officer at ChromaVision Medical Systems, Inc.

On February 10, 2004, the Company furnished a Current Report on Form 8-K regarding a press release announcing the Company’s financial information for the fourth quarter and year ended December 31, 2003.

On February 11, 2004, the Company filed a Current Report on Form 8-K, Items 5 and 7, regarding a press release announcing the Company intends to offer $100 million in aggregate principal amount of convertible senior debentures due 2024 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and the grant to the initial purchaser of the debentures a 30-day option to purchase up to an additional $25 million aggregate principal amount of the debentures.

On February 12, 2004, the Company filed a Current Report on Form 8-K, Items 5 and 7, regarding a press release announcing the Company had priced $125 million in aggregate principal amount of 2.625% convertible senior debentures due 2024 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and that the Company would also grant the initial purchaser of the debentures a 30-day option to purchase up to an additional $25 million aggregate principal amount of the debentures.

On February 23, 2004, the Company filed a Current Report on Form 8-K, Items 5 and 7, regarding a press release announcing the Company closed the private placement of $150 million in aggregate principal amount of its 2.625% convertible senior debentures due 2024 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company also announced that it completed the repurchase of $42 million of face value of its 5% Convertible Subordinated Notes due June 15, 2006 using a portion of the proceeds from the sale of this offering.

On March 15, 2004, the Company filed a Current Report on Form 8-K , Items 5 and 7, regarding a press release announcing the Company announced that it completed the repurchase of an additional $42.2 million of face value of its 5% Convertible Subordinated Notes due June 15, 2006.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC. (Registrant)

Date: May 10, 2004	ANTHONY L. CRAIG Anthony L. Craig Chief Executive Officer and President

Date: May 10, 2004	CHRISTOPHER J. DAVIS Christopher J. Davis Executive Vice President and Chief Administrative and Financial Officer

EXHIBITS

10.29	Third Amendment to Loan Agreement dated May 5, 2004 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware). Inc.

31	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002