Form 10-Q
period 2004-06-30
SAFEGUARD SCIENTIFICS INC
filed 2004-08-06
CIK 86115

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended June 30, 2004

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

     Yes ☑ No ☐

Number of shares outstanding as of August 3, 2004
Common Stock 119,736,751

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT FORM 10-Q
INDEX

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(in thousands except per share data)
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$292,328	$217,860
Restricted cash	604	1,069
Short-term investments	8,494	7,081
Accounts receivable, less allowances ($2,700 – 2004; $2,656 – 2003)	191,286	245,504
Inventories	20,760	35,849
Prepaid expenses and other current assets	11,492	11,293

Total current assets	524,964	518,656
Property and equipment, net	33,832	34,007
Ownership interests in and advances to companies	35,763	53,119
Available-for-sale securities	14,464	—
Intangible assets, net	11,714	14,689
Goodwill	153,881	195,652
Note receivable - related party	6,981	11,946
Deferred taxes	7,284	—
Other	12,888	8,262

Total Assets	$801,771	$836,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$14,093	$11,530
Accounts payable	98,036	108,843
Accrued expenses	75,006	105,557
Deferred revenue	12,059	14,529

Total current liabilities	199,194	240,459
Long-term debt	4,812	2,537
Deferred taxes	—	1,853
Minority interest	143,720	142,159
Other long-term liabilities	13,044	13,152
Convertible subordinated notes	54,763	200,000
Convertible senior debentures	150,000	—
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10.00 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 119,737 and 119,450 shares issued and outstanding in 2004 and 2003	11,974	11,945
Additional paid-in capital	737,917	735,651
Accumulated deficit	(527,293)	(510,198)
Accumulated other comprehensive income (loss)	14,302	(39)
Treasury stock, at cost (53 shares-2003)	—	(191)
Unamortized deferred compensation	(662)	(997)

Total shareholders’ equity	236,238	236,171

Total Liabilities and Shareholders’ Equity	$801,771	$836,331

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands except per share data)
	(unaudited)
Revenue
Product sales	$262,787	$309,804	$485,815	$570,115
Service sales	118,898	108,519	234,516	218,008
Other	106	889	124	1,788

Total revenue	381,791	419,212	720,455	789,911

Operating Expenses
Cost of sales-product	244,992	288,246	452,073	524,152
Cost of sales-service	78,328	70,662	154,433	143,888
Selling and service	34,051	33,269	68,207	67,565
General and administrative	29,944	28,694	55,065	59,320
Depreciation and amortization	6,538	8,255	13,381	16,133
Impairment	42,719	—	42,719	—

Total operating expenses	436,572	429,126	785,878	811,058

	(54,781)	(9,914)	(65,423)	(21,147)
Other income, net	29,598	12,881	40,077	17,072
Impairment – related party	—	—	—	(659)
Interest income	731	853	1,366	1,885
Interest and financing expense	(2,616)	(3,477)	(5,914)	(6,921)

Income (loss) before income taxes, minority interest and equity loss	(27,068)	343	(29,894)	(9,770)
Income tax benefit (expense)	4,683	(1,465)	3,915	(2,857)
Minority interest	13,851	107	15,185	97
Equity loss	(3,927)	(2,135)	(6,301)	(6,159)

Net Loss	$(12,461)	$(3,150)	$(17,095)	$(18,689)

Net Loss Per Share:
Basic	$(0.10)	$(0.03)	$(0.14)	$(0.16)

Diluted	$(0.10)	$(0.03)	$(0.14)	$(0.17)

Weighted Average Shares Outstanding – Basic and Diluted	119,505	118,348	119,410	118,256

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003
	(in thousands)
	(unaudited)
Net cash provided by (used in) operating activities	$14,685	$(27,384)

Investing Activities
Proceeds from sales of available-for-sale and trading securities	14,784	22,409
Proceeds from sales of and distributions from companies and funds	38,408	7,207
Advances to companies	(1,015)	(139)
Repayment of advances to companies and funds	—	753
Acquisitions of ownership interests in companies, funds and subsidiaries, net of cash acquired	(1,741)	(10,810)
Repayments of advances to related party	4,965	1,039
Increase in restricted cash and short-term investments	(8,597)	(8,982)
Decrease in restricted cash and short-term investments	7,648	12,601
Capital expenditures	(9,101)	(7,195)
Reduction in cash due to the deconsolidation of a consolidated company	(954)	—
Other, net	(3,867)	(568)

Net cash provided by investing activities	40,530	16,315

Financing Activities
Proceeds from convertible senior debentures	150,000	—
Payments of offering costs on convertible senior debentures	(4,812)	—
Repurchase of convertible subordinated notes	(145,237)	—
Payments of costs to repurchase convertible subordinated notes	(913)	—
Borrowings on revolving credit facilities	35,689	51,033
Repayments on revolving credit facilities	(28,303)	(49,055)
Borrowings on term debt	518	80
Repayments on term debt	(1,877)	(1,204)
Issuance of Company common stock	1,270	34
Issuance of subsidiary common stock	14,465	816
Offering cost on issuances of subsidiary common stock	(1,547)	(31)

Net cash provided by financing activities	19,253	1,673

Net Increase (Decrease) in Cash and Cash Equivalents	74,468	(9,396)
Cash and Cash Equivalents at beginning of period	217,860	254,779

Cash and Cash Equivalents at end of period	$292,328	$245,383

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

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

2. BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which it directly or indirectly owns more than 50% of the outstanding voting securities. The Company’s wholly owned subsidiaries include Alliance Consulting Group Associates, Inc. (“Alliance Consulting”). Alliance operates on a 52 or 53 – week period ending on the Saturday closest to the end of the fiscal period. The Company and all other subsidiaries operate on a calendar year. Alliance’s second quarter ended on July 3, 2004 and June 28, 2003, each a period of 13 weeks and year-to-date each a period of 26 weeks.

     The Company’s Consolidated Statements of Operations and Cash Flows also include the following majority-owned subsidiaries:

For the three months ended June 30,
2004	2003
ChromaVision Medical Systems CompuCom Systems(2) Mantas Pacific Title and Art Studio	Agari Mediaware ChromaVision Medical Systems CompuCom Systems Mantas Pacific Title and Art Studio Protura Wireless SOTAS (merged with Mantas in October 2003) Tangram Enterprise Solutions

For the six months ended June 30,
2004	2003
ChromaVision Medical Systems CompuCom Systems(2) Mantas Pacific Title and Art Studio Tangram Enterprise Solutions(1)	Agari Mediaware ChromaVision Medical Systems CompuCom Systems Mantas Pacific Title and Art Studio Protura Wireless SOTAS (merged with Mantas in October 2003) Tangram Enterprise Solutions

(1) Tangram was consolidated through February 20, 2004 at which time it was sold to Opsware, Inc. in a stock and debt for stock exchange. The Company recorded an $8.5 million gain on the transaction, which is included in Other income, net on the Consolidated Statements of Operations for the six months ended June 30, 2004.

(2) On May 28, 2004, the Company announced that CompuCom entered into a definitive agreement to be acquired by an affiliate of Platinum Equity, LLC in a cash transaction. See Note 18 for a description of the transaction.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

     The Company’s Consolidated Balance Sheets also include the following majority-owned subsidiaries:

June 30, 2004	December 31, 2003

ChromaVision Medical Systems CompuCom Systems (2) Mantas Pacific Title and Art Studio	ChromaVision Medical Systems CompuCom Systems Mantas Pacific Title and Art Studio Tangram Enterprise Solutions

           (2) See Note 18

3. RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company reviews goodwill for impairment annually or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.

     On May 28, 2004, the Company announced that its subsidiary, CompuCom Systems, Inc. entered into a definitive agreement pursuant to which an affiliate of Platinum Equity, LLC would acquire CompuCom for $4.60 per common share in cash. Platinum will also acquire the Company’s holdings of CompuCom preferred shares at par of $15 million plus accumulated dividends (see Note 18). A possible impairment of the carrying value of goodwill was indicated as the Company’s estimated net proceeds from the transaction are less than the Company’s carrying value of CompuCom. Accordingly, the Company completed the two-step testing requirements of SFAS No. 142. In the first step, the Company compared the fair value of the CompuCom reporting unit to its carrying value. Fair value was determined based on the Company’s estimated net proceeds from the transaction. This calculation resulted in an indication of impairment in the CompuCom reporting unit. The fair value of the CompuCom reporting unit was then allocated to the assets and liabilities of the CompuCom reporting unit. This fair value was then deducted from the fair value of the CompuCom reporting unit to determine the implied fair value of goodwill. The carrying value of the recorded goodwill related to CompuCom exceeded its implied fair value by $23.3 million.

     An analysis of the proposed merger also indicated that the goodwill on CompuCom’s separate company financial statements may also be impaired. Accordingly, CompuCom separately performed the two-step testing requirements of SFAS No. 142. As a result, CompuCom recorded a loss from impairment of goodwill of $33.4 million during the second quarter of 2004. CompuCom recorded an income tax benefit of $9.5 million related to this impairment charge. The Company’s share of this charge was $19.4 million on a pre-tax basis or $14.0 million net of income taxes.

     After recording the Company’s share of CompuCom’s impairment charge, the Company’s carrying value of its goodwill still exceeded its implied fair value by $9.3 million and the Company recorded an additional impairment charge of $9.3 million.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

     The net effect of the impairment charge on the Company’s net loss is $23.3 million and is presented on the Consolidated Statements of Operations as follows (in millions):

Impairment on Consolidated Statements of Operations	($42.7)
Share of impairment allocated to minority shareholders of CompuCom (included in Minority Interest on the Consolidated Statements of Operations)	14.0
The Company’s share of CompuCom’s tax benefit related to the impairment charge (included in Income Taxes on the Consolidated Statements of Operations)	5.4

($23.3)

     The following is a summary of changes in the carrying amount of goodwill by segment:

	Strategic	Non-Strategic		Total
	Companies	Companies	CompuCom	Segments
	(in thousands)
	(unaudited)
Balance at December 31, 2003	$89,348	$1,415	$104,889	$195,652
Additions	4,724	—	—	4,724
Purchase Price Adjustments	(2,361)	—	—	(2,361)
Deconsolidation	—	(1,415)	—	(1,415)
Impairment	—	—	(42,719)	(42,719)

Balance at June 30, 2004	$91,711	$—	$62,170	$153,881

     Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite useful lives:

		June 30, 2004
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
			(in thousands)
			(unaudited)
Customer-related	6 - 11 years	$19,100	$13,470	$5,630
Contract-related	2 - 3 years	2,840	2,495	345
Technology-related	2 - 17 years	11,313	5,574	5,739

Total		$33,253	$21,539	$11,714

		December 31, 2003
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
			(in thousands)
Customer-related	6 - 11 years	$19,100	$12,023	$7,077
Contract-related	2 - 3 years	2,840	2,155	685
Technology-related	2 - 17 years	11,547	4,620	6,927

Total		$33,487	$18,798	$14,689

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

     Amortization expense related to intangible assets was $1.6 million and $3.1 million for the three and six months ended June 30, 2004 and $1.4 million and $3.0 million for the three and six months ended June 30, 2003, respectively. The following table provides estimated future amortization expense related to intangible assets:

Total
(in thousands)
(unaudited)
Remainder of 2004	$2,566
2005	3,779
2006	1,860
2007	885
2008 and thereafter	2,624

$11,714

5. RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), which replaced FIN 46. FIN 46R defines the provisions under which a Variable Interest Entity should be consolidated. FIN 46R is effective for all entities that are subject to the provisions of FIN 46R no later than the end of the first reporting period that ended after March 15, 2004. The Company accounts for, under the equity method, certain private equity funds that account for their investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, “Audits of Investment Companies.” The effective date for FIN 46 has been delayed for these funds until the AICPA finalizes its proposed Statement of Position on clarifying the scope of the Audit Guide and accounting by the parent companies and equity method investors for investments in investment companies. If it is ultimately determined that FIN 46 applies to private equity funds, then the amount of equity income or loss the Company records on private equity funds accounted for under the equity method may change significantly.

     In February 2004, the FASB issued Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This EITF was issued to determine the meaning of other-than-temporary impairment and its application to investments in debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF 03-1 also applies to investments in equity securities that are both outside SFAS 115’s scope and are not accounted for by the equity method, which are defined as “cost method investments.” The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the disclosure requirements for annual reporting periods ending after June 15, 2004. The Company does not believe that the adoption of the provisions of EITF 03-1 will have a material impact on the Company’s financial statements.

6. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s sources of comprehensive income (loss) are from net unrealized appreciation (depreciation) on its holdings classified as available-for-sale and foreign currency translation adjustments, which have been negligible to date. Reclassification adjustments result from the recognition in net loss of unrealized gains or losses that were included in comprehensive loss in prior periods.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

     The following summarizes the components of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
	(unaudited)
Net Loss	$(12,461)	$(3,150)	$(17,095)	$(18,689)

Other Comprehensive Income (Loss), Before Taxes:
Foreign Currency Translation Adjustments	(111)	—	(123)	—
Unrealized holding gains in available-for-sale securities	14,464	11,961	14,464	11,987
Reclassification adjustments	—	(4,093)	—	(4,193)
Related Tax (Expense) Benefit:
Unrealized holding gains (losses) in available-for-sale securities	—	(52)	—	(61)
Reclassification adjustments	—	1,384	—	1,419

Other Comprehensive Income	14,353	9,200	14,341	9,152

Comprehensive Income (loss)	$1,892	$6,050	$(2,754)	$(9,537)

7. OWNERSHIP INTERESTS IN AND ADVANCES TO COMPANIES

     The following summarizes the carrying value of the Company’s ownership interests in and advances to companies accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at June 30, 2004 and December 31, 2003.

	June 30,	December 31,
	2004	2003
	(in thousands)
	(unaudited)
Equity Method
Public Companies	$—	$9,354
Non-Public Companies	—	934
Private Equity Funds	22,711	27,279

	22,711	37,567
Cost Method
Non-Public Companies	11,116	12,618
Private Equity Funds	1,936	2,934

	$35,763	$53,119

     The market value of the Company’s public companies accounted for under the equity method was $37 million at December 31, 2003. In April 2004, the Company sold its interest in Sanchez for $32.1 million in cash and 226,435 shares of Fidelity National Financial (“FNF”) common stock valued at $8.3 million on the date of the merger in exchange for our Sanchez common stock, which we sold during the second quarter for net cash proceeds of $8.3 million.

8. DEBT

     In May 2004, the Company renewed its revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees of up to $25 million. Borrowing availability under the facility is reduced by the face amount of outstanding letters of credit and guarantees. This credit facility matures in May 2005 and bears interest at the prime rate (4.0% at June 30, 2004) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125% which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times any amounts outstanding under the facility. Prior to May 5, 2004, the facility required cash collateral at the bank equal to two times any amounts outstanding under the facility. In conjunction with the issuance of the 2024 Convertible Senior Debentures, the Company amended its revolving credit facility to grant the bank a right to a security interest in accounts held by the Company at

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

the bank equal to any amounts outstanding under the facility. As of June 30, 2004, the Company had outstanding guarantees related to three strategic companies’ credit facilities, which allowed for total borrowings of up to $18 million, ($12 million was outstanding as of June 30, 2004). As of June 30, 2004, there was $7 million available to the Company under the Company’s credit facility.

     At June 30, 2004, CompuCom has a $25 million working capital facility and a $50 million receivables securitization facility. Consistent with its financing requirements, CompuCom did not renew the working capital facility in July 2004. No amounts were outstanding under the working capital facility at June 30, 2004 and December 31, 2003. Terms of the facility limit the amounts available for capital expenditures and dividends.

     The securitization facility’s pricing is based on a designated short-term interest rate plus an agreed upon spread. The securitization allows CompuCom to sell, on an ongoing basis, its trade accounts receivable to a consolidated, wholly owned bankruptcy-remote special purpose subsidiary (SPS). The SPS has sold and, subject to certain conditions, may from time to time sell, an undivided ownership interest in the pool of purchased receivables to financial institutions. As collections reduce receivable balances sold, CompuCom may sell interests in new receivables to bring the amount available up to the maximum allowed. These sales are reflected as reductions of Accounts Receivable on the Consolidated Balance Sheets and are included in net cash provided by operating activities on the Consolidated Statements of Cash Flows.

     The proceeds from the sale of receivables are used primarily to fund working capital requirements. CompuCom retains the portion of the sold receivables that are in excess of the amounts outstanding, referred to as retained interest. The carrying amount of CompuCom’s retained interest, which approximates fair value because of the short-term nature of the receivables is reflected in Accounts receivables on the Consolidated Balance Sheets. The investors in the securitized receivables have no recourse to the Company’s or CompuCom’s assets as a result of debtor’s defaults. CompuCom is retained as a servicer of the receivables; however, the cost of servicing is not material. The Company and CompuCom account for these transactions in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and meet the sales criteria stated in Paragraph 9 of SFAS 140. Amounts outstanding as sold receivables as of June 30, 2004 consisted of one $10 million certificate with an October 2005 maturity date. Both facilities are subject to CompuCom’s compliance with selected financial covenants and ratios.

     Four consolidated companies maintain separate credit facilities which provide for aggregate borrowings of $20 million as of June 30, 2004, of which $18 million is guaranteed by the Company under its credit facility. One of the revolving credit facilities totaling $10 million matures in September 2004, $2 million, which had an original maturity of July 2004 has been extended to September 2004, $5 million facility matures in March 2005 and the $3 million facility matures in February 2005. As of June 30, 2004 outstanding borrowings under these facilities were $12 million. These obligations bear interest at variable rates ranging between the prime rate and the prime rate plus 1.25% or LIBOR (ranging from 1.4% to 1.6% at June 30, 2004) plus 2.5%.

     Debt as of June 30, 2004 also included mortgage obligations ($3.4 million), term loans ($2.8 million), and capital lease obligations ($0.7 million) of consolidated companies. These obligations bear interest at fixed rates ranging between 7.0% and 22.0% and variable rates indexed to the prime rate plus 1.5%.

     Four consolidated companies maintained separate credit facilities which provided for aggregate borrowings of $19.0 million as of December 31, 2003, of which $13.0 million was guaranteed by the Company under its credit facility. As of December 31, 2003 outstanding borrowings under these facilities were $4.7 million. These obligations bore interest at variable rates ranging between the prime rate and the prime rate plus 1.25% or LIBOR plus 2.5%.

     Debt as of December 31, 2003 also included mortgage obligations ($3.5 million), term loans ($4.9 million) and capital lease obligations ($1.0 million) of consolidated companies. These obligations bore interest at fixed rates between 8.0% and 20.3% and variable rates indexed to the prime rate plus 1.0% to 1.5%.

     Aggregate maturities of long-term debt in future years are (in millions): $9.1 – 2004; $5.9 – 2005; $1.1 – 2006; $2.8 – 2007 and $0.0 thereafter.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

9. CONVERTIBLE SUBORDINATED NOTES AND CONVERTIBLE SENIOR DEBENTURES

     In June 1999, the Company issued $200 million of 5% convertible subordinated notes due June 15, 2006 (2006 Notes). Interest is payable semi-annually. The 2006 Notes are redeemable in whole or in part at the option of the Company for a maximum of 101.67% (currently 100.83%) of face value depending on the date of redemption and subject to certain restrictions. The 2006 Notes are convertible into the Company’s common stock subject to adjustment under certain conditions. Pursuant to the terms of the 2006 Notes, the conversion rate of the notes at June 30, 2004 was $24.1135 of principal amount per share. As of June 30, 2004, the Company has repurchased $58.7 million and $145.2 million for the three and six months ended June 30, 2004 respectively, of face value of the 2006 Notes for $59.2 million and $146.1 million, including transaction costs, for the three and six months ended June 30, 2004 respectively. The Company recorded $0.5 million and $1.4 million of expense for the three and six months ended June 30, 2004 respectively, which is included in Other Income, Net on the Consolidated Statements of Operations at June 30, 2004, in relation to the acceleration of deferred debt costs associated with the 2006 Notes. As of June 30, 2004, the outstanding balance of the 2006 Notes is $54.8 million. Pursuant to the terms of the 2024 Notes, the Company expects to redeem the balance of the 2006 Notes with a portion of the proceeds from the proposed sale of CompuCom. See Note 18 for further discussion.

     In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024 (the 2024 Notes). The Company has used all of the net proceeds of this offering of approximately $146 million to retire a majority of the 2006 Notes by one or more privately negotiated transactions. Interest on the 2024 Notes is payable semi-annually. At the note holders’ option, subsequent to June 30, 2004, the notes are convertible into our common stock before the close of business on March 14, 2024, subject to certain conditions. The note holders may require repurchase of the notes on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. The note holders may also require repurchase of the notes upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the 2024 Notes commencing March 20, 2009. The conversion rate of the notes at June 30, 2004 was $7.2174 of principal amount per share.

     Pursuant to the terms of the 2024 Notes, the Company has certain obligations to escrow five years of interest payments on the 2024 Notes as a result of the sale of CompuCom. See Note 18 for further discussion.

10. STOCK-BASED COMPENSATION

     In June 2004, the Company’s shareholders approved the 2004 Equity Compensation Plan under which six million shares have been reserved for issuance. Incentive or non-qualified stock options, restricted stock awards (including deferred stock units), stock appreciation rights, performance units and other stock-based awards may be granted to Company employees, directors and consultants under the 2004 Equity Compensation Plan, the 2001 Associates Equity Compensation Plan and the 1999 Equity Compensation Plan. Generally, outstanding options vest over four years after the date of grant and expire eight years after the date of grant. All options granted under the plans to date have been at prices which have been equal to the fair market value at the date of grant. At June 30, 2004, the Company reserved 18.5 million shares of common stock for possible future issuance under its equity compensation plans. Several subsidiaries maintain equity compensation plans.

     Option activity is summarized below:

		Weighted
		Average
	Shares	Exercise Price
	(In thousands)
Outstanding at December 31, 2003	10,319	$8.10
Options granted	185	2.26
Options exercised	(359)	3.54
Options canceled/forfeited	(604)	10.69

Outstanding at June 30, 2004	9,541	$8.00

Options exercisable at end of period	6,753
Shares available for future grant	8,996

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

The following summarizes information about the Company’s stock options outstanding at June 30, 2004:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining	Average		Average
Range of	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices	(In thousands)	(In years)	Price	(In thousands)	Price
$1.25 - $ 1.74	1,379	6.3	$1.38	578	$1.36
1.89 - 2.62	1,592	5.7	2.15	663	2.13
3.36 - 4.79	1,801	6.0	3.75	844	3.92
5.28 - 7.68	2,060	4.5	5.36	1,965	5.35
8.83 - 13.08	1,951	2.4	11.82	1,952	11.82
13.29 - 30.47	293	3.6	26.71	286	26.62
45.47 - 50.98	465	3.6	47.85	465	47.85

$1.25 - $50.98	9,541		$8.00	6,753	$10.22

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

     Total compensation expense for restricted stock issuances was approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2004 and $0.4 million and $1.1 million for the three and six months ended June 30, 2003, respectively. Unamortized compensation expense related to restricted stock issuances at June 30, 2004 is $0.6 million.

     In addition to the restricted stock grants, the Company issued 0.9 million of deferred stock units to senior executives in December 2002 and 0.6 million in January 2004. The value of these deferred stock units was $1.6 million and $3.0 million, respectively, based on the fair value of the stock as of the date of the grant. Deferred stock units are payable in stock on a one-for-one basis. Payments in respect of the deferred stock units are distributable not earlier than one year after the vesting. The deferred stock units granted in December 2002 and 0.3 million of the units granted in January 2004 vest 25% after one year, then in 36 equal monthly installments thereafter. The remaining 0.3 million of deferred stock units granted in January 2004 vest after five years, or earlier depending on the achievement of certain performance criteria, including the sale of CompuCom. In the second quarter of 2004, the Company adjusted the estimated remaining vesting period for these deferred stock units to reflect the likelihood that the CompuCom transaction would be completed in September 2004. As a result, the Company recorded $0.9 million of compensation expense related to these deferred stock units in the second quarter of 2004 and expects to record the remaining $0.5 million in the third quarter of 2004 upon the sale of CompuCom. Total compensation expense for deferred stock units was $1.2 million and $1.4 million for the three and six months ended June 30, 2004, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2003, respectively. Unamortized compensation expense related to deferred stock units at June 30, 2004 is $2.7 million.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment to SFAS 123”. The Company elected to continue to account for stock-based compensation in accordance with APB 25. Had compensation cost been recognized consistent with SFAS No. 148, the Company’s consolidated net loss and loss per share would have been as follows:

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

		Three Months Ended June 30,		Six Months Ended June 30,
		2004	2003	2004	2003
			(in thousands, except per share data)
Consolidated net loss	As Reported	$(12,461)	$(3,150)	$(17,095)	$(18,689)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(1,472)	(3,137)	(3,057)	(5,518)

	Pro forma	$(13,933)	$(6,287)	$(20,152)	$(24,207)

Loss Per Share
Basic	As Reported	$(0.10)	$(0.03)	$(0.14)	$(0.16)
	Pro forma	$(0.12)	$(0.05)	$(0.17)	$(0.20)
Diluted	As Reported	$(0.10)	$(0.03)	$(0.14)	$(0.17)
	Pro forma	$(0.12)	$(0.06)	$(0.17)	$(0.21)
Per share weighted average fair value of stock options issued on date of grant		$1.67	$1.35	$1.67	$1.05

     The following ranges of assumptions were used by the Company, its subsidiaries and its companies accounted for under the equity method to determine the fair value of stock options granted during the three and six months ended June 30, 2004 and 2003 using the Black-Scholes option-pricing model for public companies and subsidiaries and the minimum value method for private equity method companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Company
Dividend yield	0%	0%	0%	0%
Expected volatility	95%	95%	95%	95%
Average expected option life	5 years	5 years	5 years	5 years
Risk-free interest rate	3.9%	2.5%	3.9%	2.5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Subsidiaries and Equity Method
Companies
Dividend yield	0%	0%	0%	0%
Expected volatility	70% to 108%	0% to 212%	70% to 109%	0% to 212%
Average expected option life	4 to 5 years	4 to 8 years	4 to 5 years	4 to 8 years
Risk-free interest rate	3.6% to 3.9%	2.1% to 3.4%	2.5% to 3.9%	2.1% to 3.7%

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

11. INCOME TAXES

     The Company’s consolidated income tax benefit recorded for the three and six months ended June 30, 2004 was $4.7 million and $3.9 million, respectively, net of a recorded valuation allowance of $13.0 million and $17.9 million, respectively. The Company recorded a valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not that these assets will not be realized in future years, except for deferred tax assets related to CompuCom, which files separate federal and state income tax returns.

12. NET LOSS PER SHARE

     The calculations of net loss per share were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands except per share data)
	(unaudited)
Basic:
Net loss	$(12,461)	$(3,150)	$(17,095)	$(18,689)

Average common shares outstanding	119,505	118,348	119,410	118,256

	$(0.10)	$(0.03)	$(0.14)	$(0.16)

Diluted:
Net loss	$(12,461)	$(3,150)	$(17,095)	$(18,689)
Effect of public holdings	—	(556)	—	(1,135)

Adjusted net loss	$(12,461)	$(3,706)	$(17,095)	$(19,824)

Average common shares outstanding	119,505	118,348	119,410	118,256

Diluted	$(0.10)	$(0.03)	$(0.14)	$(0.17)

     If a consolidated or equity method public company has dilutive options or securities outstanding, diluted net loss per share is computed first by deducting from net loss the income attributable to the potential exercise of the dilutive options or securities of the company. This impact is shown as an adjustment to net loss for purposes of calculating diluted net loss per share.

     The computation of average common shares outstanding for the three and six months ended June 30, 2004, excludes 0.2 million shares of non-vested restricted stock. The computation of average common shares outstanding for the three and six months ended June 30, 2003 excludes 0.9 million and 1.1 million shares of non-vested restricted stock. These shares will be included in the computation when they vest.

     Approximately 1.2 million and 1.9 million weighted average common stock equivalents related to stock options, restricted stock and deferred stock units were excluded from the denominator in the calculation of diluted loss per share for the three and six months ended June 30, 2004, respectively, and 0.5 million and 0.3 million for the three and six months ended June 30, 2003, respectively, as their inclusion would be anti-dilutive due to the net loss in the respective periods. Approximately 3.1 million and 5.2 million shares representing the weighted average effect of assumed conversion of the 2006 Notes were excluded from the denominator in the calculation of diluted loss per share for the three and six months ended June 30, 2004, respectively, because their effect was anti-dilutive due to the net loss in the respective periods. A total of 8.3 million shares representing the weighted average effect of assumed conversion of the 2006 Notes were excluded from the denominator in the calculation of diluted loss per share for the three and six months ended June 30, 2003 because their effect was anti-dilutive due to the net loss in the respective periods. Approximately 1.1 million and 0.8 million shares related to 2024 Notes were not included in the denominator in the calculation of diluted loss per share for the three and six months ended June 30, 2004, respectively, because such notes were not convertible during the period based on conditions required for conversion. Additionally, the result of including such shares would be anti-dilutive due to the net loss in the respective periods.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

13. PARENT COMPANY FINANCIAL INFORMATION

     Parent company financial information is provided to present the financial position and results of operations of the Company as if the less than wholly owned consolidated companies (see Note 2) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies. Parent company financial statements consolidate the financial statements of the Company’s wholly-owned subsidiaries, including Alliance Consulting, whose carrying value was $61.5 million at June 30, 2004 and $64.0 million at December 31, 2003.

Parent Company Balance Sheets

	June 30,	December 31,
	2004	2003
	(in thousands)
	(unaudited)
Assets
Cash and cash equivalents	$152,374	$122,965
Restricted cash	554	1,019
Short-term investments	8,494	7,081
Other current assets	25,851	23,967

Total current assets	187,273	155,032
Ownership interests in and advances to companies	210,212	249,136
Available-for-sale securities	14,464	—
Note receivable - related party	6,981	11,946
Goodwill	53,307	53,307
Intangibles, net	2,829	3,090
Other	8,296	5,075

Total Assets	$483,362	$477,586

Liabilities and Shareholders’ Equity
Current maturities of long-term debt	$11,699	$8,491
Other current liabilities	18,607	20,113

Total current liabilities	30,306	28,604
Long-term debt	135	281
Other long-term liabilities	11,920	12,530
Convertible subordinated notes	54,763	200,000
Convertible senior debentures	150,000	—
Shareholders’ equity	236,238	236,171

Total Liabilities and Shareholders’ Equity	$483,362	$477,586

     In connection with its ownership interests in certain companies, the Company has guarantees of $23 million at June 30, 2004, of which $11 million relates to guarantees of its wholly owned subsidiaries. A total of $9 million of debt associated with its guarantees have been recorded on the Parent Company Balance Sheets at June 30, 2004.

     Debt for the six months ended June 30, 2004 includes primarily mortgage obligations ($3.4 million), bank credit facilities ($8.0 million), term loans ($0.2 million) and capital lease obligations ($0.2 million). These obligations bear interest at fixed rates between 9.0% to 20.3%, and variable rates of prime or LIBOR plus 2.5%.

     Debt for the year ended December 31, 2003 included primarily mortgage obligations ($3.5 million), bank credit facilities ($4.7 million), term loans ($0.3 million) and capital lease obligations ($0.3 million). These obligations bore interest at fixed rates between 9.0% to 20.3%, and variable rates of the prime rate or LIBOR plus 2.5%.

     Aggregate maturities of long-term debt during future years are (in millions): $8.3 – 2004 $0.4 – 2005; $0.3 – 2006; $2.8 – 2007 and $0.0 thereafter.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

Parent Company Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue	$23,806	$21,405	$47,297	$45,406

Operating expenses:
Cost of sales	16,167	14,709	32,079	31,083
Selling	3,879	3,191	7,262	6,756
General and administrative	9,977	9,806	18,127	21,710
Depreciation and amortization	1,092	1,510	2,286	2,776

	31,115	29,216	59,754	62,325

	(7,309)	(7,811)	(12,457)	(16,919)
Other income, net	29,598	12,881	40,077	17,072
Impairment – related party	—	—	—	(659)
Interest income	462	502	895	1,193
Interest and financing expense	(2,327)	(2,772)	(5,349)	(5,538)

Income (loss) before income taxes and equity loss	20,424	2,800	23,166	(4,851)
Income tax expense	—	—	—	(1)
Equity loss	(32,885)	(5,950)	(40,261)	(13,837)

Net loss	$(12,461)	$(3,150)	$(17,095)	$(18,689)

     The Company’s share of income or losses of its less than wholly owned consolidated subsidiaries is reflected in Equity Loss.

     The effect of the impairment charge on CompuCom is included in Equity loss in the Parent Company Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

Parent Company Statements of Cash Flows

	Six Months Ended June 30,
	2004	2003
	(in thousands)
	(unaudited)
Net cash used in operating activities	$(15,193)	$(17,597)

Investing Activities
Proceeds from sales of trading securities	14,784	22,409
Proceeds from sales of and distributions from companies and funds	38,408	7,207
Advances to companies	(1,015)	(139)
Repayment of advances to companies	—	1,403
Acquisitions of ownership interests in companies, funds and subsidiaries, net of cash acquired	(14,241)	(18,115)
Capital expenditures	(766)	(332)
Repayments of advances to related party	4,965	1,039
Increase in restricted cash and short-term investments	(13,097)	(8,982)
Decrease in restricted cash and short-term investments	12,149	12,601
Other, net	45	—

Net cash provided by investing activities	41,232	17,091

Financing Activities
Proceeds from convertible senior debentures	150,000	—
Payment of offering costs on convertible senior debentures	(4,812)	—
Repurchase of convertible subordinated notes	(145,237)	—
Payments of costs to repurchase convertible subordinated notes	(913)	—
Borrowings on revolving credit facilities	31,645	46,735
Repayments on revolving credit facilities	(28,303)	(49,018)
Repayments on long-term debt	(280)	(669)
Issuance of Company common stock, net	1,270	34

Net cash provided by (used in) financing activities	3,370	(2,918)

Net (Decrease) Increase in Cash and Cash Equivalents	29,409	(3,424)
Cash and Cash Equivalents at beginning of year	122,965	112,714

Cash and Cash Equivalents at end of period	$152,374	$109,290

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

14. OPERATING SEGMENTS

     Our reportable segments include i) Strategic Companies, which include those companies in which we maintain controlling interest and are strategically and operationally engaged with the goal of accelerating value creation; ii) Non-strategic Companies (formerly referred to as “Legacy” in the second quarter of 2003), in which we generally have less than a controlling interest or which do not directly fall within our strategic focus; and iii) CompuCom, which represents the results of our subsidiary, CompuCom. See Net Results of Operations in Item 2 for companies included in the above referenced segments. See also Note 18 regarding our proposed sale of CompuCom.

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

Three Months Ended June 30, 2004

	Strategic	Non-Strategic		Total		Consolidated
	Companies	Companies	CompuCom	Segments	Other Items	Results
	(in thousands)
	(unaudited)
Revenue
Product sales	$1,838	$—	$260,949	$262,787	$—	$262,787
Service sales	29,748	8,186	80,964	118,898	—	118,898
Other	79	—	—	79	27	106

Total Revenue	31,665	8,186	341,913	381,764	27	381,791

Operating expenses
Cost of sales — product	235	—	244,757	244,992	—	244,992
Cost of sales — service	19,302	4,033	54,993	78,328	—	78,328
Selling and service	12,861	694	20,496	34,051	—	34,051
General and administrative	8,233	1,167	15,488	24,888	5,056	29,944
Depreciation and amortization	2,385	686	3,407	6,478	60	6,538
Impairment	—	—	42,719	42,719	—	42,719

Total operating expenses	43,016	6,580	381,860	431,456	5,116	436,572

	(11,351)	1,606	(39,947)	(49,692)	(5,089)	(54,781)
Other income (loss), net	(347)	30,829	—	30,482	(884)	29,598
Interest income	60	5	209	274	457	731
Interest and financing expense	(168)	(16)	(116)	(300)	(2,316)	(2,616)

Net income (loss) before income taxes, minority interest, and equity loss	(11,806)	32,424	(39,854)	(19,236)	(7,832)	(27,068)
Income tax benefit	—	—	—	—	4,683	4,683
Minority interest	1,220	(249)	12,880	13,851	—	13,851
Equity loss	—	(3,861)	—	(3,861)	(66)	(3,927)

Net Income (Loss)	$(10,586)	$28,314	$(26,974)	$(9,246)	$(3,215)	$(12,461)

Segment Assets
June 30, 2004	$163,885	$67,650	$391,272	$622,807	$178,964	$801,771

December 31, 2003	$148,402	$76,855	$462,378	$687,635	$148,696	$836,331

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

Three Months Ended June 30, 2003

	Strategic	Non-Strategic		Total		Consolidated
	Companies	Companies	CompuCom	Segments	Other Items	Results
			(in thousands)
			(unaudited)
Revenue
Product sales	$524	$4,549	$304,731	$309,804	$—	$309,804
Service sales	26,150	9,372	72,997	108,519	—	108,519
Other	46	757	—	803	86	889

Total Revenue	26,720	14,678	377,728	419,126	86	419,212

Operating expenses
Cost of sales — product	204	3,103	284,939	288,246	—	288,246
Cost of sales — service	17,853	3,925	48,884	70,662	—	70,662
Selling and service	12,174	1,904	19,191	33,269	—	33,269
General and administrative	6,542	1,987	15,022	23,551	5,143	28,694
Depreciation and amortization	2,767	1,287	4,138	8,192	63	8,255

Total operating expenses	39,540	12,206	372,174	423,920	5,206	429,126

	(12,820)	2,472	5,554	(4,794)	(5,120)	(9,914)
Other income (loss), net	(55)	12,881	—	12,826	55	12,881
Impairment — related party	—	—	—	—	—	—
Interest income	16	2	334	352	501	853
Interest and financing expense	(135)	(34)	(420)	(589)	(2,888)	(3,477)

Net income (loss) before income taxes, minority interest, and equity income (loss)	(12,994)	15,321	5,468	7,795	(7,452)	343
Income tax expense	—	—	—	—	(1,465)	(1,465)
Minority interest	2,513	(315)	(2,091)	107	—	107
Equity income (loss)	—	(2,148)	—	(2,148)	13	(2,135)

Net Income (Loss)	$(10,481)	$12,858	$3,377	$5,754	$(8,904)	$(3,150)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

Six Months Ended June 30, 2004

	Strategic	Non-Strategic		Total		Consolidated
	Companies	Companies	CompuCom	Segments	Other Items	Results
			(in thousands)
			(unaudited)
Revenue
Product sales	$3,695	$384	$481,736	$485,815	$—	$485,815
Service sales	58,928	15,755	159,833	234,516	—	234,516
Other	86	—	—	86	38	124

Total Revenue	62,709	16,139	641,569	720,417	38	720,455

Operating expenses
Cost of sales — product	385	1	451,687	452,073	—	452,073
Cost of sales — service	38,084	8,305	108,044	154,433	—	154,433
Selling and service	24,400	2,916	40,891	68,207	—	68,207
General and administrative	14,128	2,484	28,922	45,534	9,531	55,065
Depreciation and amortization	4,867	1,571	6,821	13,259	122	13,381
Impairment	—	—	42,719	42,719	—	42,719

Total operating expenses	81,864	15,277	679,084	776,225	9,653	785,878

	(19,155)	862	(37,515)	(55,808)	(9,615)	(65,423)
Other income (loss), net	(347)	42,611	—	42,264	(2,187)	40,077
Interest income	73	11	392	476	890	1,366
Interest and financing expense	(298)	(46)	(236)	(580)	(5,334)	(5,914)

Net income (loss) before income taxes, minority interest, and equity loss	(19,727)	43,438	(37,359)	(13,648)	(16,246)	(29,894)
Income tax benefit	—	—	—	—	3,915	3,915
Minority interest	3,118	224	11,843	15,185	—	15,185
Equity loss	—	(6,176)	—	(6,176)	(125)	(6,301)

Net Income (Loss)	$(16,609)	$37,486	$(25,516)	$(4,639)	$(12,456)	$(17,095)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

Six Months Ended June 30, 2003

	Strategic	Non-Strategic		Total		Consolidated
	Companies	Companies	CompuCom	Segments	Other Items	Results
			(in thousands)
			(unaudited)
Revenue
Product sales	$2,376	$5,590	$562,149	$570,115	$—	$570,115
Service sales	55,940	16,192	145,876	218,008	—	218,008
Other	99	1,515	—	1,614	174	1,788

Total Revenue	58,415	23,297	708,025	789,737	174	789,911

Operating expenses
Cost of sales — product	442	3,472	520,238	524,152	—	524,152
Cost of sales — service	37,390	7,286	99,212	143,888	—	143,888
Selling and service	24,821	3,643	39,101	67,565	—	67,565
General and administrative	12,849	3,769	29,957	46,575	12,745	59,320
Depreciation and amortization	5,207	2,370	8,318	15,895	238	16,133

Total operating expenses	80,709	20,540	696,826	798,075	12,983	811,058

	(22,294)	2,757	11,199	(8,338)	(12,809)	(21,147)
Other income (loss), net	(55)	17,017	—	16,962	110	17,072
Impairment — related party	—	—	—	—	(659)	(659)
Interest income	39	3	652	694	1,191	1,885
Interest and financing expense	(306)	(76)	(823)	(1,205)	(5,716)	(6,921)

Net income (loss) before income taxes, minority interest, and equity loss	(22,616)	19,701	11,028	8,113	(17,883)	(9,770)
Income tax expense	—	—	—	—	(2,857)	(2,857)
Minority interest	4,434	(132)	(4,205)	97	—	97
Equity loss	—	(6,136)	—	(6,136)	(23)	(6,159)

Net Income (Loss)	$(18,182)	$13,433	$6,823	$2,074	$(20,763)	$(18,689)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Other Items
Corporate operations	$(7,898)	$(7,439)	$(16,371)	$(17,906)
Income tax benefit (expense)	4,683	(1,465)	3,915	(2,857)

	$(3,215)	$(8,904)	$(12,456)	$(20,763)

15. BUSINESS COMBINATIONS

Acquisitions by the Company

     In February 2004, the Company acquired additional shares of ChromaVision Medical Systems for $5 million. As a result of this purchase of additional shares, the Company increased its ownership in ChromaVision to 62.5%.

     In March 2004, ChromaVision Medical Systems entered into a securities purchase agreement with a limited number of accredited investors pursuant to which ChromaVision agreed to issue 10.5 million shares of common stock and warrants to purchase an additional 1.6 million shares of common stock for an aggregate purchase price of $21 million. Of the total placement of $21 million, the Company funded $7.5 million to ChromaVision, $3.0 million of the total funding was received by ChromaVision in the first quarter of 2004 and $4.5 million was initially held in escrow pending certain regulatory requirements. The escrowed funds were subsequently released to ChromaVision on April 27, 2004. As of March 31, 2004, the Company’s ownership in ChromaVision was 59.7%. As a result of the third party participants in ChromaVision’s $21 million placement, the Company’s ownership in

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

ChromaVision was diluted to 56.7% at June 30, 2004.

     The Company’s allocation of the purchase price for ChromaVision was as follows (in millions):

Working Capital (including cash)	$7.8
Fixed Assets	0.1
Goodwill	4.5
Acquired In-Process Research and Development	0.1

Total Purchase Price	$12.5

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

     On October 1, 2003, the Company merged SOTAS and Mantas under the Mantas name. The Company accounted for the merger as a combination of entities under common control. The merger had no impact on the Company’s Consolidated Financial Statements. Immediately after the merger, the Company acquired additional shares of Mantas for $13 million. As a result of these transactions, the Company increased its ownership in Mantas to 84%. The Company has completed its analysis of the purchase price allocation for the Mantas acquisition. In the fourth quarter of 2003 and the first quarter of 2004, the Company allocated $0.3 million and $0.6 million, respectively, of Mantas losses to minority interest. In the second quarter of 2004, in connection with the Company’s review of the purchase price allocation, these previously allocated Mantas losses were recorded by the Company.

     In February 2003, the Company acquired additional shares of ChromaVision Medical Systems for $5 million. As a result of this purchase of additional shares, the Company increased its ownership in ChromaVision by 6% to 62%.

Pro Forma Financial Information

     The following unaudited pro forma financial information presents the combined results of operations of the Company as if the acquisitions discussed above had occurred as of the beginning of the periods presented, after giving effect to certain adjustments, including amortization of intangibles with definite useful lives. The pro forma results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented and are not intended to be a projection of future results.

	Three Months Ended June 30,	Six Months Ended June 30,
	2003	2004	2003
	(in thousands except per share data)
	(unaudited)
Total revenues	$419,212	$720,455	$789,911
Net loss	$(4,767)	$(17,600)	$(21,402)
Diluted loss per share	$(0.05)	$(0.15)	$(0.19)

The effect of the 2004 acquisitions did not have a material impact on the pro forma financial information for the three months ended June 30, 2004.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

16. RELATED PARTY TRANSACTIONS

     In October 2000, the Company guaranteed certain margin loans advanced by a third party to Warren V. Musser, then the Chief Executive Officer of the Company. The securities subject to the margin account included shares of the Company’s common stock. The Company entered into this guarantee arrangement to maintain an orderly trading market for its equity securities, to maintain its compliance posture with the Investment Company Act of 1940, and to avoid diversion of the attention of a key executive from the performance of his responsibilities to the Company. In May 2001, the Company entered into a $26.5 million loan agreement with Mr. Musser, the former CEO. The proceeds of the loan were used to repay the margin loans guaranteed by Safeguard in October 2000. The purpose of the May 2001 loan agreement was to eliminate the guarantee obligations and to provide for direct and senior access to Mr. Musser’s assets as collateral for the loan.

     The loan bears interest at the default annual rate of 9% and became payable on a limited basis on January 1, 2003. Safeguard sent Mr. Musser a demand notice in January 2003 and, when no payment was received, a default notice. In conjunction with the original loan, Mr. Musser granted the Company security interests in securities and real estate as collateral. Based on the information available to us, the Company also concluded that Mr. Musser may not have sufficient personal assets to satisfy the outstanding balance due under the loan when the loan becomes full recourse against Mr. Musser on April 30, 2006. In the fourth quarter of 2002 and the first quarter of 2003, the Company impaired the loan by $11.4 million and $0.7 million, respectively, to the estimated value of the collateral that the Company held at that date. The Company will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis. In April 2004, the Company received a total of $4.5 million in net cash proceeds from Mr. Musser as a result of the sale of certain collateral and applied these proceeds against the loan. See Note 18 regarding the proposed sale of CompuCom, which if consummated, the Company will receive an additional $2.0 million related to the CompuCom shares held by Mr. Musser.

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

     These two cases were consolidated for further proceedings under the name “In Re: Safeguard Scientifics Securities Litigation” and the Court approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. The plaintiffs have filed a consolidated and amended complaint. On May 23, 2002, the defendants filed a motion to dismiss the consolidated and amended complaint for failure to state claim upon which relief may be granted. On October 24, 2002, the Court denied the defendants’ motions to dismiss, holding that, based on the allegations of plaintiffs’ consolidated and amended complaint, dismissal would be inappropriate at that juncture. On December 20, 2002, plaintiffs filed with the Court a motion for class certification. On August 27, 2003, the Court denied plaintiffs’ motion for class certification. On September 12, 2003, plaintiffs filed with the United States Court of Appeals for the Third Circuit a petition for permission to appeal the order denying class certification. Safeguard filed its opposition to that petition on September 23, 2003. On November 5, 2003, the Third Circuit denied plaintiffs’ petition and declined to hear the appeal. On November 18, 2003, plaintiffs’ counsel moved to intervene new plaintiffs and proposed class representative in the consolidated action, which motion was denied by the Court on February 18, 2004. On July 12, 2004, a third putative class action complaint captioned Mandell v. Safeguard Scientifics, Inc., et al. was filed against Safeguard and Mr. Musser in the United States District Court for the Eastern District of Pennsylvania. The new complaint asserts similar claims to those asserted in the consolidated and amended class action complaint. The complaint also

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

asserts individual claims on behalf of two individual plaintiffs who had attempted unsuccessfully to intervene in the consolidated action. Safeguard has not yet responded to the new complaint.

     While the outcome of this litigation is uncertain, the Company believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

CompuCom Litigation

     On May 28, 2004, Safeguard was named along with CompuCom Systems, Inc. and members of CompuCom’s board of directors as a defendant in a putatitve class action lawsuit brought in the Court of Chancery of the State of Delaware on behalf of CompuCom’s minority stockholders seeking to enjoin the proposed merger of CompuCom with Platinum Equity, LLC on the ground that the members of the board of directors of CompuCom and Safeguard have allegedly breached fiduciary duties to CompuCom and its minority stockholders. On June 1, 2004 and June 10, 2004, two separate additional putative class action lawsuits were filed in the Court of Chancery against the same defendants, each lawsuit asserting claims similar to those brought in the first proceeding. The lawsuits were subsequently consolidated. On July 27, 2004, the plaintiffs filed an amended class action complaint , asserting claims similar to those brought in the original complaints and adding claims relating to CompuCom’s disclosure in its Schedule 14A filed with the Securities & Exchange Commission on July 15, 2004. On July 27, 2004, the plaintiffs also filed a motion for expedited proceedings and discovery in connection with the injunctive relief sought and requested that a preliminary injunction hearing be held before August 19, 2004, the date of the special meetings of the shareholders of the Company and the stockholders of CompuCom relating to the CompuCom merger. Defendants filed their opposition to the motion on July 28, 2004. On July 29, 2004, the Court denied the Plaintiffs’ motion. The Company has not yet responded to the amended complaint.

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

     In connection with its ownership interests in certain affiliates, the Company has guarantees of $23 million at June 30, 2004, of which $19 million relate to guarantees of our consolidated companies (and $18 million of which is guaranteed under the Company’s revolving credit facility (see Note 8)). A total of $13 million of debt associated with its guarantees of consolidated companies has been recorded on the consolidated companies’ Balance Sheets and is, therefore, reflected in the Company’s Consolidated Balance Sheet at June 30, 2004. Additionally, we have committed capital of approximately $25 million, including commitments made in prior years to various companies and funds, to be funded over the next several years, including approximately $10 million which is expected to be funded during the next twelve months.

     The Company has received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner to the fund for further distribution to the fund’s limited partners (the “clawback”). Assuming the funds in which we are a general partner are liquidated or dissolved on June 30, 2004 and assuming for these purposes the only distributions from the funds are equal to the carrying value of the funds on the June 30, 2004 financial statements, the maximum clawback we would be required to return for our general partner interest is approximately $6 million. Management estimates its liability to be approximately $4 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

     The Company’s ownership in the general partner of the funds which have potential clawback liabilities ranges from 19-30%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. The funds have taken several steps to reduce the potential liabilities should other general partners default, including withholding all general partner distributions in escrow and adding rights of set-off among certain funds. We believe our liability due to the default of other general partners is remote.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

     In October 2001, the Company entered into an agreement with Mr. Musser, its former Chairman and Chief Executive Officer, to provide for annual payments of $650,000 per year and certain health care and other benefits for life. As a result of this agreement, the Company recorded expense of $5.5 million, which was included in General and Administrative Expense in the Consolidated Statements of Operations for the year ended December 31, 2001. The related current liability of $0.5 million is included in Accrued Expenses and the long-term portion of $4.4 million is included in Other Long-Term Liabilities on the Consolidated Balance Sheets at June 30, 2004.

     The Company has entered into retention agreements with certain executive officers at June 30, 2004. These agreements provide for severance payments to the executive officer in the event the officer is terminated without cause or the officer terminates their employment for “good reason.” The amount of severance payment is a multiple of the executive’s salary and bonus. The applicable multiple ranges from 1.5 to 3.0 depending upon the officer’s position, the officer’s tenure, and whether or not a “change of control” has occurred. The agreement also provides for acceleration of vesting and extended exercise periods for certain equity grants to the officer and certain other rights. The maximum aggregate cash exposure under the agreements is $7 million at June 30, 2004.

18. PROPOSED SALE OF COMPUCOM

     On May 28, 2004, the Company announced that its subsidiary, CompuCom Systems, Inc. entered into a definitive agreement pursuant to which an affiliate of Platinum Equity, LLC would acquire CompuCom for $4.60 per common share in cash. Platinum will acquire the Company’s holdings of CompuCom preferred shares at par of $15 million plus accumulated dividends. The Company has agreed to vote its CompuCom shares in favor of the transaction, subject to the approval of the Company’s shareholders. The Company expects to receive proceeds of approximately $127.7 million, net of transaction costs, from the sale of its interest in CompuCom.

     The Company presently intends to use the cash proceeds from the proposed sale to increase our ownership interest in strategic subsidiaries, thereby funding their respective growth plans; to acquire new strategic subsidiaries; to escrow five years of interest payments (approximately $19.7 million) for our convertible senior debentures with a stated maturity of 2024, pursuant to the terms of such debentures; to retire the remaining $54.8 million of our 5% convertible subordinated notes, due 2006, pursuant to terms of the 2024 Notes; depending upon market conditions from time to time, to consider steps to modify our capital structure (which may include the repurchase of a portion of our outstanding equity securities or debt); and for our general corporate purposes (including payment of the Company’s transaction expenses related to the proposed CompuCom merger).

     The Company has agreed to provide to the landlord under CompuCom’s Dallas headquarters lease, Corp Delaware L.P., a subsidiary of W.P. Carey & Co. LLC, a letter of credit in the amount equal to $6.3 million, after the effective date of the proposed CompuCom merger, in order to facilitate CompuCom obtaining the consent required under the lease agreement, dated March 31, 1999, between Delaware Corp LLC and CompuCom. The letter of credit will expire on March 31, 2019 and CompuCom will reimburse the Company for all fees and expenses incurred by the Company in order to obtain and maintain this letter of credit. This reimbursement may not exceed 1.5% of the aggregate principal amount of the Company’s letter of credit per annum.

     In connection with this transaction, a possible impairment of the carrying value of goodwill was indicated as the Company’s estimated net proceeds from the transaction are less than the Company’s carrying value of CompuCom. Accordingly, the Company completed the two-step testing requirements of SFAS No. 142. In the first step, the Company compared the fair value of the CompuCom reporting unit to its carrying value. Fair value was determined based on the Company’s estimated net proceeds from the transaction. This calculation resulted in an indication of impairment in the CompuCom reporting unit. The fair value of the CompuCom reporting unit was then allocated to the assets and liabilities of the CompuCom reporting unit. This fair value was then deducted from the fair value of the CompuCom reporting unit to determine the implied fair value of goodwill. The carrying value of the goodwill exceeded its implied fair value by $23.3 million.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

     An analysis of the proposed merger also indicated that the goodwill on CompuCom’s separate company financial statements may also be impaired. Accordingly, CompuCom separately performed the two-step testing requirements of SFAS No. 142. As a result, CompuCom recorded a loss from impairment of goodwill of $33.4 million during the second quarter of 2004. CompuCom also recorded an income tax benefit of $9.5 million related to the impairment charge. The Company’s share of this charge was $19.4 million on a pre-tax basis, or $14.0 million, net of income taxes.

     After recording the Company’s share of CompuCom’s impairment charge, the Company’s carrying value of its goodwill still exceeded its implied fair value by $9.3 million and the Company recorded an additional impairment charge of $9.3 million.

The Company’s total impairment charge is presented on the Consolidated Statements of Operations as follows (in millions):

Impairment on Consolidated Statements of Operations	$(42.7)
Share of impairment allocated to minority shareholders of CompuCom (included in Minority Interest on the Consolidated Statements of Operations)	14.0
The Company’s share of CompuCom’s tax benefit related to the impairment charge (included in Income Taxes on the Consolidated Statements of Operations)	5.4

$(23.3)

     The transaction is expected to close in the third quarter of 2004 at which point, the Company will present the results of operations of CompuCom as discontinued operations for all periods presented and will record a gain or loss on the disposal for the difference between the Company’s carrying value in CompuCom, ($124.8 million at June 30, 2004) and the net proceeds received by the Company. The amount of the gain or loss on disposal will be affected by several factors including CompuCom’s results of operations from July 1, 2004 to closing, the amount of the additional impairment charge if any, and any adjustments to current estimates of proceeds and transaction costs.

     Pro Forma Financial Information

     The following unaudited pro forma condensed consolidated financial information as of June 30, 2004 and December 31, 2003 and for the six months ended June 30, 2004 and year ended December 31, 2003, gives effect to consummation of the disposition of the Company’s CompuCom shares in the proposed CompuCom merger. The unaudited pro forma condensed consolidated balance sheet assumes the disposition of the Company’s shares in the CompuCom merger as if it had occurred as of June 30, 2004. The unaudited pro forma condensed consolidated statements of operations for the six months ended June 30, 2004 and year ended December 31, 2003 assume the disposition of the Company’s shares in the CompuCom merger occurred on January 1, 2003.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

Unaudited Pro Forma Condensed Consolidated Balance Sheet
June 30, 2004

	As Reported	Deconsolidate	Proposed		Pro Forma
	June 30, 2004	CompuCom(1)	Transaction		June 30, 2004
	(in thousands)
Current Assets
Cash and cash equivalents	$292,328	$(115,704)	$108,013	(2)	$284,637
Restricted cash	604	—	—		604
Short-term investments	8,494	—	3,800	(2)	12,294
Accounts receivable, net	191,286	(159,998)	—		31,288
Inventories	20,760	(20,571)	—		189
Prepaid expenses and other current assets	11,492	(3,579)	—		7,913
Asset held for sale	—	124,835	(124,835)	(1)	—

Total current assets	524,964	(175,017)	(13,022)		336,925
Property and equipment, net	33,832	(18,249)	—		15,583
Ownership interests in and advances to companies	35,763	—	—		35,763
Available-for-sale securities	14,464	—	—		14,464
Intangible assets, net	11,714	(3,146)	—		8,568
Goodwill, net	153,881	(62,164)	—		91,717
Non-current deferred taxes	7,284	(7,284)	—		—
Note receivable - related party	6,981	—	—		6,981
Other	12,888	(571)	15,900	(2)	28,217

Total assets	$801,771	$(266,431)	$2,878		$538,218

Current Liabilities
Current maturities of long-term debt	$14,093	$—	$—		$14,093
Current convertible subordinated notes	—	—	54,763	(4)	54,763
Other current liabilities	185,101	(146,511)	—		38,590

Total current liabilities	199,194	(146,511)	54,763		107,446
Long-term debt	4,812	—	—		4,812
Minority interest	143,720	(119,920)	—		23,800
Other long-term liabilities	13,044	—	—		13,044
Convertible subordinated notes	54,763	—	(54,763)	(4)	—
Convertible senior debentures	150,000	—	—		150,000
Shareholders’ equity	236,238	—	2,878	(5)(6)	239,116

Total liabilities and shareholders’ equity	$801,771	$(266,431)	$2,878		$538,218

Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheets

(1)	The pro forma condensed consolidated balance sheet gives effect to the proposed CompuCom merger assuming the CompuCom merger occurred on June 30, 2004.

(2)	Proposed Transaction. The proposed transaction assumes the following for the Company. (in thousands):

Gross Proceeds	$127,888
Transaction costs	(175)
2024 Debentures interest escrow - current	(3,800)
2024 Debentures interest escrow - non-current	(15,900)

Net adjustments to cash, as presented	108,013
2006 Notes retirement (see (4))	(54,763)

Net cash proceeds, after repayment of debt	$53,250

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

The $127.9 million of gross cash proceeds to be received by the Company in connection with the CompuCom merger does not include any proceeds to be paid to the Company as a result of CompuCom shares pledged as collateral in connection with the loan made by the Company to Warren V. Musser (See Note 16).

(3)	Use of Proceeds.
The pro forma condensed consolidated balance sheet assumes for the purpose of this presentation that the net sales proceeds of $53.3 million from the proposed sale of CompuCom will be deposited into a bank account and are presumed to be non-interest bearing cash for the pro forma statements of operations.

(4)	Debt.
The pro forma condensed consolidated balance sheet reflects the reclassification of $54.8 million of 2006 Notes which are required to be repurchased within twelve months of the completion of the sale of CompuCom using proceeds from the proposed CompuCom merger to a current liability.

(5)	Compensation Charge.
The pro forma condensed consolidated balance sheet assumes the acceleration of certain DSUs ($0.5 million) recorded in shareholders’ equity and is not presented in the pro forma statements of operations.

(6)	Gain on Sale.
The pro forma condensed consolidated balance sheet assumes that the Company will record a gain on sale of $2.9 million representing the difference between the estimated proceeds of $127.7 million over the carrying value as of June 30, 2004 of $124.8 million.

Unaudited Pro Forma Condensed Consolidated Statements of Operations
For The Six Months Ended June 30, 2004

			Adjustments
	As Reported	Deconsolidate	and	Pro Forma
	June 30, 2004	CompuCom(1)	Eliminations(1)	June 30, 2004
	(in thousands except per share amounts)
Revenue	$720,455	$(641,569)	$—	$78,886

Operating expenses
Cost of sales	606,506	(559,334)	—	47,172
Selling and service	68,207	(40,891)	—	27,316
General and administrative	55,065	(28,906)	—	26,159
Depreciation and amortization	13,381	(6,821)	—	6,560
Impairment	42,719	(42,719)	—	—

Total operating expenses	785,878	(678,671)	—	107,207

	(65,423)	37,102	—	(28,321)
Other income, net	40,077	—	—	40,077
Interest income	1,366	(392)	—	974
Interest and financing expense	(5,914)	236	—	(5,678)

Income (loss) before income taxes, minority interest, and equity loss	(29,894)	36,946	—	7,052
Income tax	3,915	(4,044)	—	(129)
Minority interest	15,185	(11,843)	—	3,342
Equity loss	(6,301)	—	—	(6,301)

Net income (loss) from continuing operations	$(17,095)	$21,059	$—	$3,964

Basic income (loss) per share	$(0.14)			$0.03
Diluted income (loss) per share(2)	$(0.14)			$0.03

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2004

Unaudited Pro Forma Condensed Consolidated Statements of Operations
For The Year Ended December 31, 2003

			Adjustments
	As Reported	Deconsolidate	and	Pro Forma
	December 31, 2003	CompuCom(1)	Eliminations(1)	December 31, 2003
	(in thousands except per share amounts)
Revenue	$1,622,558	$(1,455,120)	$—	$167,438

Operating expenses
Cost of sales	1,376,526	(1,280,822)	—	95,704
Selling and service	133,322	(78,353)	—	54,969
General and administrative	111,215	(58,718)	—	52,497
Depreciation and amortization	32,756	(15,458)	—	17,298
Impairment	15,968	—	—	15,968

Total operating expenses	1,669,787	(1,433,351)	—	236,436

	(47,229)	(21,769)	—	(68,998)
Other income, net	48,930	—	—	48,930
Impairment - related party	(659)	—	—	(659)
Interest income	3,311	(1,114)	—	2,197
Interest and financing expense	(13,568)	1,395	—	(12,173)

Loss before income taxes, minority interest, and equity loss	(9,215)	(21,488)	—	(30,703)
Income tax	(5,400)	5,191	—	(209)
Minority interest	(1,537)	8,291	—	6,754
Equity loss	(17,179)	—	—	(17,179)

Net loss from continuing operations	$(33,331)	$(8,006)	$—	$(41,337)

Basic loss per share	$(0.28)			$(0.35)
Diluted loss per share(2)	$(0.30)			$(0.35)

Notes to Unaudited Pro Forma Condensed Consolidated Statements of Operations

(1)	The pro forma condensed consolidated statements of operations give effect to the proposed CompuCom merger assuming the CompuCom merger occurred on January 1, 2003. The consolidated financial statements reflect an impairment charge, which increased the Company’s net loss by $23.3 million in the second quarter of 2004 to reduce the goodwill related to CompuCom to its estimated fair value. In addition, when the transaction is consummated, the Company will record $0.5 million of expense related to the acceleration of certain deferred stock units. The Company will also record a gain or loss on the sale of CompuCom based upon the difference between the carrying value and the net cash proceeds ultimately received. These amounts are not reflected in the unaudited pro forma condensed consolidated statements of operations above.

(2)	If a consolidated or equity method public company has dilutive options or securities outstanding, diluted loss per share is computed first by deducting from net loss the income attributable to the potential exercise of the dilutive options or securities of the company. The impact is shown as an adjustment to net loss for purposes of calculating diluted loss per share. The pro forma diluted loss per share shown in the above tables excludes the effect of CompuCom’s diluted options and securities.

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

Proposed Sale of CompuCom

     On May 28, 2004, we announced that our subsidiary, CompuCom Systems, Inc. entered into a definitive agreement pursuant to which an affiliate of Platinum Equity, LLC would acquire CompuCom for $4.60 per common share in cash. Platinum will acquire Safeguard’s holdings of CompuCom preferred shares at par of $15 million plus accumulated dividends. We have agreed to vote our CompuCom shares in favor of the transaction, subject to the approval of our shareholders. Safeguard expects to receive proceeds of approximately $127.7 million, net of transaction costs, from the sale of its interest in CompuCom.

     Safeguard presently intends to use the cash proceeds from the proposed sale to increase our ownership interest in strategic subsidiaries, thereby funding their respective growth plans; to acquire new strategic subsidiaries; to escrow five years of interest payments (approximately $19.7 million) for our convertible senior debentures with a stated maturity of 2024, pursuant to the terms of such debentures; to retire the remaining $54.8 million of our 5% convertible subordinated notes, due 2006, pursuant to terms of the

2024 debentures; depending upon market conditions from time to time, to consider steps to modify our capital structure (which may include the repurchase of a portion of our outstanding equity securities or debt); and for our general corporate purposes (including payment of Safeguard’s transaction expenses related to the proposed CompuCom merger).

     Safeguard has agreed to provide to the landlord under CompuCom’s Dallas headquarters lease, Corp Delaware L.P., a subsidiary of W.P. Carey & Co. LLC, a letter of credit in the amount equal to $6.3 million, after the effective date of the proposed CompuCom merger (see Note 18), in order to facilitate CompuCom obtaining the consent required under the lease agreement, dated March 31, 1999, between Delaware Corp LLC and CompuCom. The letter of credit will expire on March 31, 2019 and CompuCom will reimburse Safeguard for all fees and expenses incurred by Safeguard in order to obtain and maintain this letter of credit. This reimbursement may not exceed 1.5% of the aggregate principal amount of Safeguard’s letter of credit per annum.

     In connection with this transaction, a possible impairment of the carrying value of goodwill was indicated as Safeguard’s estimated net proceeds from the transaction are less than Safeguard’s carrying value of CompuCom. Accordingly, Safeguard completed the two-step testing requirements of SFAS No. 142. In the first step, Safeguard compared the fair value of the CompuCom reporting unit to its carrying value. Fair value was determined based on Safeguard’s estimated net proceeds from the transaction. This calculation resulted in an indication of impairment in the CompuCom reporting unit. The fair value of the CompuCom reporting unit was then allocated to the assets and liabilities of the CompuCom reporting unit. This fair value was then deducted from the fair value of the CompuCom reporting unit to determine the implied fair value of goodwill. The carrying value of the goodwill exceeded its implied fair value by $23.3 million.

     An analysis of the proposed merger also indicated that the goodwill on CompuCom’s separate company financial statements may also be impaired. Accordingly, CompuCom separately performed the two-step testing requirements of SFAS No. 142. As a result, CompuCom recorded a loss from impairment of goodwill of $33.4 million during the second quarter of 2004. CompuCom also recorded an income tax benefit of $9.5 million related to the impairment charge. Safeguard’s share of this charge was $19.4 million on a pre-tax basis, or $14.0 million, net of income taxes.

     After recording Safeguard’s share of CompuCom’s impairment charge, Safeguard’s carrying value of its goodwill still exceeded its implied fair value by $9.3 million, Safeguard recorded an additional impairment charge of $9.3 million.

     The net effect of the impairment charge is presented on the Consolidated Statements of Operations as follows (in millions):

Impairment on Consolidated Statements of Operations	$(42.7)
Share of impairment allocated to minority shareholders of CompuCom (included in Minority Interest on the Consolidated Statements of Operations)	14.0
Safeguard’s share of CompuCom’s tax benefit related to the impairment charge (included in Income Taxes on the Consolidated Statements of Operations)	5.4

$(23.3)

     The transaction is expected to close in the third quarter of 2004 at which point, Safeguard will present the results of operations of CompuCom as discontinued operations for all periods presented and will record a gain or loss on the disposal for the difference between Safeguard’s carrying value in CompuCom, as adjusted for the impairment charge and the net proceeds received by Safeguard. The amount of the gain or loss on disposal will be affected by several factors including CompuCom’s results from July 1, 2004 through the date of the closing, the amount of additional impairment charge, if any, and any adjustments to current estimates of proceeds and transaction costs.

Net Results of Operations

     Our reportable segments include i) Strategic Companies, which includes those companies in which we maintain controlling interest and are strategically and operationally engaged with the goal of accelerating value creation; ii) Non-Strategic Companies (formerly referred to as “Legacy” in the second quarter of 2003) in which we generally have less than a controlling interest or which do not directly fall within our strategic focus; and iii) CompuCom, which represents the results of our subsidiary, CompuCom. See “Proposed Sale of CompuCom.”

     At June 30, 2004, we had ownership in 12 companies, which were classified into the following segments:

	Strategic	Non-Strategic
	Companies	Companies	CompuCom
Consolidated	Alliance Consulting (100%)	Pacific Title and	CompuCom (58%)(b)
	ChromaVision	Art Studio (84%)
Medical Systems(57%)
Mantas (84%)

Equity		Nextone (27%)
ProModel Solutions (a)(35%)

Cost		eMerge (17%)
Mobility Technologies (3%)
Neuronyx (7%)
Realtime Media (9%)
Ventaira (formerly BatellePharma) (11%)

(a)	QuestOne Decision Sciences does business as ProModel Solutions.

(b)	See “Proposed Sale of CompuCom.”

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

     The Company’s operating results by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Strategic companies	$(10,586)	$(10,481)	$(16,609)	$(18,182)
Non-Strategic companies	28,314	12,858	37,486	13,433
CompuCom	(26,974)	3,377	(25,516)	6,823

Total segments	(9,246)	5,754	(4,639)	2,074
Corporate operations	(7,898)	(7,439)	(16,371)	(17,906)
Income tax benefit (expense)	4,683	(1,465)	3,915	(2,857)

	$(12,461)	$(3,150)	$(17,095)	$(18,689)

Strategic Companies

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue
Product sales	$1,838	$524	$3,695	$2,376
Service sales	29,748	26,150	58,928	55,940
Other	79	46	86	99

Total Revenue	31,665	26,720	62,709	58,415

Operating Expenses
Cost of sales - product	235	204	385	442
Cost of sales - service	19,302	17,853	38,084	37,390
Selling and service	12,861	12,174	24,400	24,821
General and administrative	8,233	6,542	14,128	12,849
Depreciation and amortization	2,385	2,767	4,867	5,207

Total Operating Expenses	43,016	39,540	81,864	80,709

	(11,351)	(12,820)	(19,155)	(22,294)
Other loss, net	(347)	(55)	(347)	(55)
Interest income	60	16	73	39
Interest and financing expense	(168)	(135)	(298)	(306)
Minority interest	1,220	2,513	3,118	4,434

	$(10,586)	$(10,481)	$(16,609)	$(18,182)

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

     ChromaVision provides a proprietary, software-based microscope, imaging system, called ACIS or automated cellular imaging system, which aids pathologists in the analysis of various diseases and conditions. ChromaVision places most of its ACIS units with users on a “fee-per-use” basis. Revenue is recognized based on the greater of actual usage fees or the minimum monthly rental fee specified in the contract with the customer. Revenue on product sales is recognized upon acceptance by the customer subsequent to a testing and evaluation period. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically 12 months. ChromaVision’s existing offering is centered around diagnostic testing, primarily for breast cancer. ChromaVision has begun the implementation plans to broaden their service offering to include the direct provisions of Access technical services to their Access remote pathology customers as well as to provide an array of complementary advanced cancer diagnostic services. ChromaVision is beginning to provide Access technical services in their own laboratory facility that is currently being renovated for these purposes. Future revenue will be impacted by ChromaVision’s ability to sell ACIS units to research and development organizations, expand its’ tests to other cancer therapies, expand its lab services offerings and to partner with pharmaceutical industry drug developers in defining target therapies for specific, identifiable markers. ChromaVision is expected to face increasing competition from competitors in its existing and expansion markets.

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

     In 2003, the strategic segment also included the operating results of Agari Mediaware, which was shut down in July 2003. For comparative purposes, the operating results of SOTAS, Inc., which was merged with Mantas on October 1, 2003, have been combined with the operating results of Mantas.

     These companies all incurred losses in 2003 and may need additional capital to fund their operations. If we decide not to provide sufficient capital resources to allow them to reach a cash flow positive position, and these companies are unable to raise capital from outside resources, then they may need to scale back their operations. If Alliance Consulting meets its business plans for 2004 and the related milestones established by us, we believe they will have sufficient cash or availability under established lines of credit to fund their operations for at least the next twelve months. In the first quarter of 2004, we funded a total of $12.5 million to ChromaVision, of which $4.5 million was released to ChromaVision in the second quarter of 2004. ChromaVision separately raised an additional $13.5 million in the first quarter of 2004, which was released to ChromaVision as of April 27, 2004, which should provide sufficient cash for ChromaVision for the next twelve months. In July 2004, we committed $10 million to fund Mantas, $5 million of which was funded in July 2004.

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

Revenue.

     Quarter 2004 vs. 2003. Total revenue increased $4.9 million or 18.5% for the three months ended June 30, 2004 as compared to the prior year period. Alliance recorded an increase of $3.2 million or 15.6% in 2004 as compared to 2003. Alliance attributes this increase to increased efficiency related to the utilization of staff; however the acceleration of offshore outsourcing and ongoing industry consolidation has slowed the rate of revenue growth at Alliance. Mantas recorded a $2.2 million increase or 66.8% increase in revenue in 2004 as compared to 2003. Mantas attributes the increase to continued growth in the financial services sector of its business. Mantas continues to be affected by the weakness of external IT spending, which results in intense competition among systems integrators, consultants and software vendors for available business opportunities. Partially offsetting these increases in revenues is a decrease at ChromaVision of $0.5 million or 16.2% in 2004 as compared to 2003. ChromaVision attributes the decline primarily to a decrease in the average monthly revenue for ACIS placements and the remote viewing stations. The decline in average monthly revenue is primarily due to pricing concessions offered to ChromaVision’s customers in response to lower Medicare reimbursement levels from 2003 to 2004. This decline was offset by an increase in system sales revenue of $0.6 million as well as $0.2 million of lab services revenue.

     Year-to-date 2004 vs. 2003. Total revenue increased $4.3 million or 7.4% for the six months ended June 30, 2004 as compared to the prior year period. Alliance recorded an increase in revenue of $3.5 million or 8.1% in 2004 as compared to 2003. Alliance attributes this increase to greater utilization of staff. Mantas recorded an increase in revenue of $2.2 million or 24.4% in 2004 as compared to 2003. Mantas attributes this increase to continued growth in the financial services sector of its business. Partially offsetting these increases is a decrease at ChromaVision of $1.4 million or 24.3% in 2004 as compared to 2003. ChromaVision attributes the decline primarily to pricing concessions offered to ChromaVision’s customers in response to lower reimbursement levels from 2003 to 2004. This decline was partially offset by an increase of system sales of $0.7 million as well as $0.2 million of revenue associated with the new lab services line of the business.

     ChromaVision anticipates that average monthly ACIS System revenue will remain at approximately the levels experienced in the first half of 2004, and that most, if not all, of the negative impact from reimbursement has been reflected in the current revenue amounts. Both system sales and lab services are expected to have a favorable impact on revenues in the second half of 2004.

Cost of Sales.

     Quarter 2004 vs. 2003. Total cost of sales increased $1.5 million or 8.2% for the three months ended June 30, 2004 as compared to the prior year period. Alliance recorded an increase of $1.5 million or 9.9% in 2004 as compared to 2003. Alliance attributes this increase to increased revenues as gross margins were relatively constant. ChromaVision recorded an increase in cost of sales of $0.2 million or 63.8% in 2004 as compared to 2003. ChromaVision attributes this increase to an increase in the number of system sales in 2004 as compared to 2003. ChromaVision recorded five system sales in 2004 as compared to two sales in 2003. Partially offsetting the increase was a decrease in cost of sales at Mantas of $0.2 million or 6.8%. Mantas attributes this decline to better contract terms in 2004 as compared to 2003.

     Year-to-date 2004 vs. 2003. Total cost of sales increased $0.6 million or 1.7% for the six months ended June 30, 2004 as compared to the prior year period. Alliance recorded an increase of $1.0 million or 3.2% in 2004 as compared to 2003. Alliance attributes this increase to increased revenues as gross margins were relatively constant. ChromaVision recorded an increase in cost of sales of $0.2 million or 29.7% in 2004 as compared to 2003 due to increased system sales and costs associated with its new lab services business. ChromaVision attributes this increase to an increase in the number of system sales in 2004 as compared to 2003. ChromaVision recorded 8 system sales in 2004 as compared to two sales in 2003. Partially offsetting these increases was a decrease in cost of sales at Mantas of $0.6 million or 9.4%. Mantas attributes this decline to better contract terms in 2004 as compared to 2003.

Selling and Service and General and Administrative.

     Quarter 2004 vs. 2003. Selling and service and general and administrative expenses increased by $2.4 million or 12.7% for the three months ended June 30, 2004 as compared to the prior year period. ChromaVision recorded an increase of $2.2 million or 54.9% in 2004 as compared to 2003. ChromaVision attributes this increase primarily to non-cash compensation charges related to stock options and restricted stock for employees, consultants costs, as well as legal costs. Alliance recorded a $1.7 million or 24.3% increase in 2004 as compared to 2003. Alliance attributes this increase primarily to employee related costs associated with new hires and severance for a former executive. Partially offsetting these increases is a decline at Mantas of $0.6 million or 9.4%. The decline at Mantas primarily relates to cost savings realized from the reduced headcount as a result of the merger with SOTAS in October 2003. The remaining decline is related to operations at Agari Mediaware, which was shut down in July 2003.

     Year-to-date 2004 vs. 2003. Selling and service and general and administrative expenses increased $0.8 million or 2.3% for the six months ended June 30, 2004 as compared to the prior year period. ChromaVision recorded an increase of $2.3 million or 28.7% in 2004 as compared to 2003. ChromaVision attributes this increase to additional professional fees surrounding various corporate matters and non-cash compensation charges related to stock options and restricted stock. Alliance recorded an increase of $1.6 million or 11.6% in 2004 as compared to 2003. Alliance attributes this increase to an increase in employee related costs primarily due to new hires and severance for a former executive. Partially offsetting these increases is a decrease at Mantas of $1.0 million or 7.3%. Mantas attributes this decline primarily to efficiency realized from the reduced headcount as a result of the merger with SOTAS in October 2003. The remaining decline relates to operations at Agari Mediaware, which was shut down in the third quarter of 2003.

Non-Strategic Companies

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue	$8,186	$14,678	$16,139	$23,297
Operating expenses	6,580	12,206	15,277	20,540

	1,606	2,472	862	2,757
Other income, net	30,829	12,881	42,611	17,017
Interest income	5	2	11	3
Interest and financing expense	(16)	(34)	(46)	(76)
Minority interest	(249)	(315)	224	(132)
Equity loss	(3,861)	(2,148)	(6,176)	(6,136)

	$28,314	$12,858	$37,486	$13,433

     Introduction.

     Revenue for the non-strategic segment is primarily derived from Pacific Title’s film title and special effects services. In 2003, Pacific Title sold large format film projectors. It exited this business at the end of 2003. In addition, in 2003 and until Tangram was sold in February 2004, revenue included software license sales of Tangram’s asset tracking software, software maintenance contracts and post-contract customer support consulting services. The non-strategic segment also included the management fees generated by a management company of a private equity fund through August 2003 when it was sold.

Revenue.

     Quarter 2004 vs. 2003. Revenue decreased $6.5 million or 44.2% for the three months ended June 30, 2004 as compared to the prior year period. Pacific Title recorded a decline of $3.1 million or 27.6% in 2004 as compared to 2003. Pacific Title attributes this decline to the shut down of its large format projectors business in 2003. A total of $2.6 million of the decline in revenue relates to the sale in February 2004 of Tangram. Also contributing to the decline is $0.8 million related to the sale of our interest in a management company of a private equity fund in August 2003.

     Year-to-date 2004 vs. 2003. Revenue decreased $7.2 million or 30.7% for the six months ended June 30, 2004 as compared to the prior year period. Tangram represents a $3.6 million decline in 2004 as compared to 2003 primarily due to their sale in February 2004. Pacific Title recorded a $2.0 million or 12.1% decline in revenue in 2004 as compared to 2003. Pacific Title attributes $4.2 million of this decline to the sales of large format projectors in 2003, which they no longer sell. This decline was offset by an increase of $2.1 million related to increases in its post-production services business. A total of $1.5 million of the decline is related to the sale of our interest in a management company of a private equity fund in August 2003.

Operating Expenses

     Quarter 2004 vs. 2003. Operating expenses decreased $5.6 million or 46.1% for the three months ended June 30, 2004 as compared to the prior year period. Tangram represents $2.6 million of the decline due to their sale in February 2004. Pacific Title recorded a $2.1 million or 24.1% decline in 2004 as compared to 2003. Pacific Title attributes this decline to sales of its large format projectors in 2003, which was shut down in 2003. Also contributing to the decline is $0.9 million recorded in 2003 related to operating expenses at Protura Wireless and a management company of a private equity fund. We sold our interest in this fund in August 2003 and closed Protura Wireless in July 2003.

     Year-to-date 2004 vs. 2003. Operating expenses decreased $5.3 million or 25.6% for the six months ended June 30, 2004 as compared to the prior year period. A total of $2.2 million of the decrease relates to operations at Tangram, which was sold in February 2004. A total of $1.9 million was recorded in 2003 related to operating expenses at Protura Wireless and a management company of a private equity fund. We sold our interest in this fund in August 2003 and closed Protura Wireless in July 2003. Pacific Title recorded a decline of $1.0 million or 7.6% in 2004 as compared to 2003. Pacific Title attributes this decline to costs associated with the large format projector business which was shut down at the end of 2003.

Other Income, Net.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Gain on sale of companies and funds, net	$32,200	$12,884	$44,416	$17,088
Gain (loss) on trading securities	161	874	(396)	810
Impairment charges	(1,550)	(489)	(1,550)	(489)
Other	18	(388)	141	(392)

	$30,829	$12,881	$42,611	$17,017

     Quarter 2004 vs. 2003. During the second quarter of 2004, we sold our interest in Sanchez for cash and shares of Fidelity National Financial (“FNF”) and reported a gain of $31.7 million, which is included in gain on sale of companies and funds. Gain on sale of companies for the three months ended June 30, 2003 includes $5.9 million related to the sale of DocuCorp and $6.4 million related to the sale of Internet Capital Group. Total net cash proceeds for gains on sale of companies and funds was $32.5 million and $25.4 million for the three months ended June 30, 2004 and 2003.

     The gain on trading securities for the second quarter of 2004 reflects the adjustment to fair value of our holdings of Opsware and FNF common stock. Total net proceeds related to the sale of Opsware and FNF common stock during the second quarter of 2004 was $10.7 million. The gain on trading securities for the second quarter of 2003 is related to the adjustment to fair value of our holdings in Vertical Net.

     Year-to-date 2004 vs. 2003. In addition to the $31.7 million gain recognized on our sale of Sanchez in the second quarter of 2004, we recorded a gain of $8.5 million related to our sale of Tangram for shares of Opsware in the first quarter of 2004. Also included in gain on sale of companies is $2.7 million attributable to a distribution from a bankruptcy proceeding and $1.5 million relating to the final payment of an installment sale of a company sold in 1997. Gain on sale of companies for the six months ended June 30, 2003 includes the second quarter sales of DocuCorp and Internet Capital Group, a $3.0 million gain related to proceeds received in 2003 for a company sold by us in 1997 and a $0.9 million gain related to the sale of a portion of our interest in a non-strategic company. Total net cash proceeds for gains on sale of companies and funds was $37.3 million for the six months ended June 30, 2004 and $29.8 million for the six months ended June 30, 2003.

     Loss on trading securities in 2004 primarily reflect the adjustment to fair value of our holdings in Opsware and subsequent loss on sale of Opsware stock of $0.1 million. Total net cash proceeds related to our sales of Opsware and FNF common stock for the six months ended June 30, 2004 was $14.8 million. Loss on trading securities in 2003 primarily reflect the adjustment to fair value of our holdings in Vertical Net, which were classified as trading securities.

     Impairment charges reflect certain equity holdings judged to have experienced an other than temporary decline in value. We also have recorded impairment charges for certain holdings accounted for under the cost method determined to have experienced an other than temporary decline in value in accordance with our existing policy regarding impairment of investments.

Equity Loss. Equity loss fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies and the net results of operations of these companies. We recognize our share of losses to the extent we have cost basis in the equity investee, or we have outstanding commitments or guarantees. Equity loss consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Share of our equity method non-strategic companies’ results of operations	$(1,437)	$795	$(1,764)	$1,199
Share of private equity funds results of operations	(2,424)	(2,665)	(4,412)	(7,057)
Impairment charges on cost method holdings	—	(278)	—	(278)

	$(3,861)	$(2,148)	$(6,176)	$(6,136)

     Certain amounts recorded to reflect our share of the income or losses of our companies accounted for under the equity method are based on estimates and on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities are made final.

     Quarter 2004 vs. 2003. The $1.7 million increase in equity loss in 2004 as compared to 2003 is primarily attributable to a $2.2 million increase in our share of equity method non strategic companies results of operations. Included in this total is $1.5 million related to companies in which we no longer have ownership interests. Partially offsetting the overall increase in equity loss is a $0.2 million decline in our share of private equity funds results of operations, which is attributable to the sale of a private equity fund in the third quarter of 2003.

     Year-to-date 2004 vs. 2003. Equity loss for the six months ended June 30, 2004 compared to the prior year period remained constant. Included in equity loss is $3.0 million increase in our share of equity method non-strategic companies results of operations and is mainly attributable to $2.1 million of equity losses attributable to companies in which we no longer have ownership interests. The $2.6 million decline in our share of private equity funds results of operations is primarily due to the sale of a private equity fund in the third quarter of 2003.

CompuCom

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue
Product sales	$260,949	$304,731	$481,736	$562,149
Service sales	80,964	72,997	159,833	145,876

Total Revenue	341,913	377,728	641,569	708,025

Operating Expenses
Cost of sales – product	244,757	284,939	451,687	520,238
Cost of sales – service	54,993	48,884	108,044	99,212
Other operating expenses	39,391	38,351	76,634	77,376
Impairment	42,719	—	42,719	—

	381,860	372,174	679,084	696,826

	(39,947)	5,554	(37,515)	11,199
Interest income	209	334	392	652
Interest and financing expense	(116)	(420)	(236)	(823)
Minority interest	12,880	(2,091)	11,843	(4,205)

	$(26,974)	$3,377	$(25,516)	$6,823

     See “Proposed Sale of CompuCom”.

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

Revenue

     Quarter 2004 vs. 2003. Revenue, which consists of product revenue and service revenue, decreased $35.8 million or 9.5% for the three months ended June 30, 2004 as compared to the same period in 2003. Of the decrease, $43.8 million or 14.4% in 2004 as compared to 2003 was attributable to product revenue partially offset by an increase of $8.0 million or 10.9% in 2004 as compared to 2003 related to service revenue. CompuCom reported declines in both the hardware and software portions of product revenue. CompuCom attributes the decline in the hardware portion of total product revenue to the result of lower sales generated by CompuCom’s large enterprise account base, as well as lower sales to the federal government. CompuCom attributes the decline in the software portion of total product revenue to the shift to a greater mix of software licenses sold for which CompuCom recorded a fee rather than gross revenue. CompuCom attributes the increase in service revenue primarily to increased demand for their application development staffing and testing services and ITO services, partially offset by a decrease in services provided to the federal government.

     Year–to-Date 2004 vs. 2003. Revenue, which consists of product revenue and service revenue, decreased $66.5 million or 9.4% for the six months ended June 30, 2004 as compared to the same period in 2003. Of the decrease, $80.4 million or 14.3% in 2004 as compared to 2003 was attributable to product revenue partially offset by an increase of $13.9 million or 9.6% in 2004 as compared to 2003 related to service revenue. CompuCom reported declines in both the hardware and software portions of product revenue. CompuCom attributes the decline in the hardware portion of total product revenue to the result of lower sales generated by CompuCom’s large enterprise accounts, as well as lower sales to the federal government. CompuCom attributes the decline in the software portion of total product revenue to the shift to a greater mix of software licenses sold for which CompuCom recorded a fee rather than gross revenue. CompuCom attributes the increase in service revenue primarily to increases in their application development staffing and testing services, ITO services and fees earned from their software licensing management services, partially offset by a decrease in services provided to the federal government.

Cost of Sales/Gross Margin

     Quarter 2004 vs. 2003. Product gross margin for the three months ended June 30, 2004 was 6.2% compared to 6.5% for the same period in 2003. CompuCom believes this decrease is primarily due to continued pricing pressure in their large enterprise account base, partially offset by an increase in volume incentive dollars received from suppliers, the reduction in lower margin sales to the federal government, and a decline in the mix of lower margin software revenue relative to total product revenue. Service gross margin for the three months ended June 30, 2004 was 32.1% compared to 33.0% for the same period in 2003. This decline is primarily the result of a higher mix of application development staffing and testing services, as well as lower gross margins in their ITO services.

     Year–to-Date 2004 vs. 2003. Product gross margin for the six months ended June 30, 2004 was 6.2% compared to 7.5% for the same period in 2003. CompuCom believes this decrease is primarily due to continued pricing pressure and lower volume incentive dollars received from suppliers. Service gross margin for the six months ended June 30, 2004 was 32.4% compared to 32.0% for the same period in 2003. CompuCom attributes this increase primarily to the result of the increase in fees from CompuCom’s software management services and from the decrease in lower margin sales to the federal government, partially offset by an increase in the mix of application development and testing services and competitive pricing pressures in CompuCom’s ITO services.

     Due to economic and competitive conditions, CompuCom expects to experience continued pressure on both revenue and gross margin, the result of which may be lower revenue and related gross margin when compared to the comparable prior year period or previous quarter.

Other Operating Expenses.

     Quarter 2004 vs. 2003. Other operating expenses increased 2.7% for the three months ended June 30, 2004. CompuCom attributes this increase for the three month period to an increase in selling and service expenses related to increases in personnel and related costs associated with their investment in the expansion and specialization of their sales force and increased revenue in application development and testing services partially offset by their own cost management efforts related to general and administrative expenses, including certain infrastructure costs, in particular occupancy-related expenses, as well as personnel related costs .

     Year–to-Date 2004 vs. 2003. Other operating expenses decreased 1.0% for the six months ended June 30, 2004 as compared to the same period in 2003. CompuCom attributes this decrease for the six month period to its own cost management efforts related to general and administrative expenses, including certain infrastructure costs, in particular occupancy-related expenses, as well as personnel related costs. This is partially offset by an increase in selling and service expenses related to increases in personnel and related costs associated with their investment in the expansion and specialization of their sales force and increased revenue in application development and testing services.

Impairment

     On May 28, 2004, Safeguard announced that its subsidiary, CompuCom Systems, Inc. entered into a definitive agreement pursuant to which an affiliate of Platinum Equity, LLC would acquire CompuCom for $4.60 per common share in cash. Platinum will also acquire the Company’s holdings of CompuCom preferred shares at par of $15 million plus accumulated dividends (see “Proposed Sale of CompuCom”). In connection with this merger with CompuCom announced during the second quarter of 2004, a possible impairment of the carrying value of goodwill was indicated as Safeguard’s estimated net proceeds from the transaction are less than Safeguard’s carrying value of CompuCom. Accordingly, Safeguard completed the two-step testing requirements of SFAS No. 142. In the first step, Safeguard compared the fair value of the CompuCom reporting unit to its carrying value. Fair value was determined based on Safeguard’s estimated net proceeds from the transaction. This calculation resulted in an indication of impairment in the CompuCom reporting unit. The fair value of the CompuCom reporting unit was then allocated to the assets and liabilities of the CompuCom reporting unit. This fair value was then deducted from the fair value of the CompuCom reporting unit to determine the implied fair value of goodwill. The carrying value of the goodwill exceeded its implied fair value by $23.3 million.

     An analysis of the proposed merger also indicated that the goodwill on CompuCom’s separate company financial statements may also be impaired. Accordingly, CompuCom separately performed the two-step testing requirements of SFAS No. 142. As a result, CompuCom recorded a loss from impairment of goodwill of $33.4 million during the second quarter of 2004. CompuCom also recorded an income tax benefit of $9.5 million related to this impairment charge. Safeguard’s share of this charge was $19.4 million on a pre-tax basis, or $14.0 million, net of income taxes, which is included in Other Items.

     After recording our share of CompuCom’s impairment charge, Safeguard’s carrying value of its goodwill still exceeded its implied fair value by $9.3 million, Safeguard recorded an additional impairment charge of $9.3 million.

     The net effect of the impairment charge is presented in the CompuCom Segment as follows (in millions):

Impairment on CompuCom Segment	$(42.7)
Share of impairment allocated to minority shareholders of CompuCom (included in Minority Interest on the CompuCom Segment)	14.0
Safeguard’s share of CompuCom’s tax benefit related to the impairment charge (included in Income Taxes in Other Items)	5.4

$(23.3)

Interest Income. Interest income decreased for the three and six months ended June 30, 2004 as compared to the same periods in 2003. CompuCom attributes the decline to a decrease in interest earned on available cash for the three and six months ended June 30, 2004 as compared to the same prior year period, primarily as a result of a decline in interest rates.

Interest and Financing Expense. Interest and financing expense decreased for the three and six months ended June 30, 2004 as compared to the prior year periods. The decrease is primarily due to the fourth quarter 2003 reduction in amounts utilized under CompuCom’s receivable securitization.

Other Items

Corporate Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
General and administrative costs, net	$(4,094)	$(4,557)	$(8,007)	$(11,277)
Stock-based compensation	(935)	(500)	(1,486)	(1,294)
Depreciation and amortization	(60)	(63)	(122)	(238)
Interest income	457	501	890	1,191
Interest expense	(2,316)	(2,888)	(5,334)	(5,716)
Impairment – related party	—	—	—	(659)
Other	(950)	68	(2,312)	87

	$(7,898)	$(7,439)	$(16,371)	$(17,906)

General and Administrative Costs, Net. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and consulting, and travel-related costs. The decline of $0.5 million or 10.2% for the three months ended June 30, 2004 as compared to the prior year period is primarily due to certain cost reduction efforts including reduced employee-related costs and the reduction in the use of outside consulting services. The $3.3 million or 29.0% decline in general and administrative costs for the six months ended June 30, 2004 as compared to the prior year period is mainly attributable to certain cost reduction efforts including reduced employee-related costs, the reduction in the use of outside consulting services and a decline in the costs of certain directors and officers insurance expense.

Stock Based Compensation. Stock based compensation consists primarily of expense related to grants of restricted stock and deferred stock units to employees. This expense increased for the three and six months ended June 30, 2004 versus the same period in the prior year due to certain deferred stock units issued in January 2004, which are expected to vest in the third quarter of 2004 upon the sale of CompuCom. This increase was offset by a decrease in restricted stock amortization as more restricted stock vested in the 2003 periods.

Interest Income. Interest income remained constant for the three months ended June 30, 2004 as compared to the prior year period and decreased $0.3 million for the six months ended June 30, 2004 when compared to the same prior year period. The decline is related to the interest on a note in 2004 related to the sale of the corporate campus in October 2003 as well as the collection of an installment sale related to a company sold in 1997. Both the note and installment sale were paid to the

Company in 2004. Also attributing to the decline is a decline of interest earned on invested cash balances due to lower interest rates in 2004 as compared to 2003.

Interest Expense. Interest expense is primarily comprised of the interest payments on our $200 million, 5% subordinated convertible debt due 2006 and the $150 million, 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense decreased $0.6 million and $0.4 million for the three and six months ended June 30, 2004 when compared to the same prior year period due to the purchases Safeguard completed of a portion of the 2006 Notes through privately negotiated transactions during the first and second quarters of 2004. Partially offsetting this decrease is an increase of $1.5 million and $1.0 million for the three and six months ended June 30, 2004 related to the 2024 Notes issued in February 2004.

Impairment – related party. In May 2001, we entered into a loan agreement with Mr. Musser, our former CEO. In the first quarter of 2003, we impaired the loan by $0.7 million to the estimated value of the collateral that we held at that date. The carrying value of the collateral we held at March 31, 2003 was approximately $13.8 million. There was no impairment charge taken in the first six months of 2004 as the carrying value of the collateral we held at June 30, 2004 was approximately $11 million. We will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis. In addition, if the proposed sale of CompuCom is consummated, the Company will receive an additional $2.0 million related to the CompuCom shares held by Mr. Musser, which are included as a portion of the collateral described above. See “Proposed Sale of CompuCom.”

Other. Included in this category are costs associated with the purchases of our 2006 Notes, including $0.5 million and $1.4 million for the three and six months ended June 30, 2004 due to the acceleration of the amortization relative to deferred issuance costs on the 2006 Notes repurchased during 2004. Also included is $0.5 million and $0.9 million for the three and six months ended June 30, 2004 related to the commissions and premiums paid relative to the repurchase of the 2006 Notes.

Income Taxes. Our consolidated income tax benefit recorded for the three and six months ended June 30, 2004, was $4.7 million and $3.9 million net of recorded valuation allowance of $13.0 million and $17.9 million. Of the $4.7 million and $3.9 million of income tax benefit, $4.8 million and $4.0 million was generated by CompuCom, which is not consolidated for tax purposes, and $0.1 million and $0.1 million relates to state income tax expense generated by subsidiaries in jurisdictions where the company has no offsetting tax attributes. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years except for deferred tax assets related to CompuCom, which files separate federal and state income tax returns.

Liquidity And Capital Resources

     We funded our operations with proceeds from sales of and distributions from companies, funds, trading securities and sales of non-strategic assets. Other sources of liquidity which have been utilized by Safeguard in prior periods include sales of available-for-sale securities, Safeguard equity, issuance of Safeguard debt or operating cash flow from our wholly owned business and IT service companies. Our ability to generate liquidity from sales of companies, sales of available-for-sale securities and Safeguard equity and debt issuances has at times been adversely affected by the decline in the US markets and other factors.

Parent Company

     Parent company includes Safeguard and its wholly owned subsidiaries, including Alliance Consulting.

     As of June 30, 2004 at the parent company level, we had $152.4 million of cash and cash equivalents, $0.5 million of restricted cash and $8.5 million of short-term investments, for a total of $161.4 million. In addition, our majority-owned subsidiaries had cash and cash equivalents of $140.0 million, of which CompuCom represents $115.7 million.

     Proceeds from sales of and distributions from companies and funds were $33.3 million and $38.4 million for the three and six months ended June 30, 2004, primarily related to the sale of Sanchez. Proceeds from sales of trading securities were $10.7 million and $14.8 million for the three and six months ended June 30, 2004, primarily attributable to sales of FNF and Opsware common shares. Proceeds from sales of and distributions from companies and funds were $2 million and $7 million for the three and six months ended June 30, 2003. Proceeds from sales of available-for-sale and trading securities were $22 million for the three and six months ended June 30, 2003.

     In May 2004, we renewed our revolving credit facility that provides for borrowings, issuances of letters of credit and guarantees of up to $25 million. Borrowing availability under the facility is reduced by the face amount of outstanding letters of credit and guarantees. This credit facility matures in May 2005 and bears interest at the prime rate (4.0% at June 30, 2004) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times any outstanding amounts under the facility. In conjunction with the issuance of the 2024 Notes, we amended our revolving credit facility to grant the bank a right to a security interest in accounts held by us at the bank equal to any amounts outstanding under the facility. The reduction from the two times cash collateral has provided us with less restrictions of our cash and increased our liquidity. This facility provides us additional flexibility to implement our strategy and support our companies. As of June 30, 2004, we provided guarantees related to three strategic companies’ credit facilities that allowed for borrowing of up to $18 million of which $12 million was outstanding. As of June 30, 2004, there was $7 million available under the facility.

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

     In May 2001, we entered into a $26.5 million loan agreement with Mr. Musser, the former CEO of Safeguard. The loan bears interest at an annual default rate of 9% and became payable on a limited basis on January 1, 2003. Safeguard sent Mr. Musser a demand notice in January 2003 and, when no payment was received, a default notice. In conjunction with the original loan, Mr. Musser granted us security interests in securities and real estate as collateral. Based on the information available to us, we concluded that Mr. Musser may not have sufficient personal assets to satisfy the outstanding balance due under the loan when the loan becomes full recourse against Mr. Musser on April 30, 2006. In the fourth quarter of 2002 and the first quarter of 2003, we impaired the loan by $11.4 million and $0.7 million respectively, to the estimated value of the collateral that we held at that date. The carrying value of the loan at June 30, 2004 was $7.0 million and the value of the underlying collateral was $10.7 million. In April 2004, we received a total of $4.5 million in net cash proceeds from Mr. Musser as a result of the sale of certain collateral. We will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis. In addition, if the proposed sale of CompuCom is consummated, the Company will receive an additional $2.0 million related to the CompuCom shares held by Mr. Musser, which are included as a portion of the collateral described above. See “Proposed Sale of CompuCom.”

     In connection with our ownership interests in certain affiliates, we have guarantees associated with various forms of debt including lines of credit, term loans, performance bonds, equipment leases and mortgages. Of our total guarantees of $23 million at June 30, 2004, a total of $18 million relates to guarantees of our consolidated companies under our credit facility. A total of $12 million of debt associated with our guarantees has been recorded on the consolidated companies’ Balance Sheets and is therefore reflected in the Company’s Consolidated Balance Sheets at June 30, 2004. Additionally, we have committed capital of approximately $25 million, including commitments made in prior years to various companies and funds, to be funded over the next several years, including approximately $10 million, which is expected to be funded in the next twelve months.

     We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions it received as a general partner to the fund for further distribution to the fund’s limited partners (the “clawback”). Assuming the Funds in which we are a general partner are liquidated or dissolved on June 30, 2004 and assuming for these purposes the only distributions from the funds is equal to the carrying value of the funds on the June 30, 2004 financial statements, the maximum clawback we would be required to return for our general partner interest is approximately $6 million. Management estimates its liability to be approximately $4 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

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

     In October 2001, Safeguard entered into an agreement with its former Chairman and Chief Executive Officer to provide for annual payments of $650,000 per year and certain health care and other benefits for life. As a result of this agreement, Safeguard recorded expense of $5.5 million, which was included in General and Administrative Expense in the Consolidated Statements of Operations for the year ended December 31, 2001. The related current liability of $0.5 million is included in Accrued Expenses and the long-term portion of $4.4 million is included in Other Long-Term Liabilities on the Consolidated Balance Sheets at June 30, 2004.

     At December 31, 2003, we had outstanding $200 million of 5% convertible subordinated notes due June 15, 2006 (the 2006 Notes). In February 2004, we completed the sale of $150 million of 2.625% convertible senior debentures due March 15, 2024 (the 2024 Notes). We used all of the net proceeds of this offering of approximately $146 million to retire a majority of the 2006 Notes by one or more privately negotiated transactions. As of June 30, 2004, we had repurchased $145.2 million of face value of the 2006 Notes for $146.1 million. As of June 30, 2004, the outstanding balance of the 2006 Notes is $54.8 million. We intend to use a portion of the proceeds from the proposed sale of CompuCom to redeem the remaining 2006 Notes.

     Interest on the 2006 Notes is payable semi-annually. The 2006 Notes are redeemable in whole or in part at our option for a maximum of 101.67% of face value depending on the date of redemption and subject to certain restrictions. At the note holders’ option, the notes are convertible into our common stock. The conversion rate of the notes at June 30, 2004 was $24.1135 of principal amount per share. The closing price of our common stock on June 30, 2004 was $2.30. The note holders may also require repurchase of the notes upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control.

     Interest on the 2024 Notes is payable semi-annually. At the note holders’ option subsequent to June 30, 2004, the notes are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the notes at June 30, 2004 was $7.2174 of principal amount per share. The note holders may require repurchase of the notes on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. The note holders may also require repurchase of the notes upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the 2024 Notes commencing March 20, 2009.

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

     The aggregate book value of all of our companies that are not strategic was $169.5 million at June 30, 2004.

     The proposed sale of CompuCom is considered the sale of a non-strategic asset and accordingly, uses of such proceeds are subject to the requirements under the terms of the 2024 Notes described above. See “Proposed Sale of CompuCom”.

     We believe, through the execution of our stated strategy, including business growth at our subsidiaries and the sale from time to time of various holdings, we will have the ability to repurchase or refinance the remaining balance of the 2006 Notes prior to their due date.

     Based on the above discussion, we believe our cash and cash equivalents at June 30, 2004 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for the next twelve months, including commitments to our existing companies, our current operating plan to acquire interests in new companies and our general corporate requirements.

     As a result of the proposed CompuCom transaction, we would receive approximately $128 million of cash proceeds, which would be used to pay transaction costs, retire the remaining $54.8 million of principal related to the 2006 Notes as well as escrowing approximately $19.7 million for certain future interest payments on our 2024 Notes.

     Alliance Consulting, which is included in the parent company, has an outstanding credit facility that provides for borrowings of up to $10 million as of June 30, 2004. The revolving credit facility matures in September 2004. As of June 30, 2004, outstanding borrowings under this facility were $8 million.

Analysis of Parent Company Cash Flows

     Cash (Used In) Operating Activities

     Net cash used in operating activities was $15.2 million for the six months ended June 30, 2004 compared to $17.6 million for the six months ended June 30, 2003. The decrease was due primarily to working capital changes.

     Cash Provided by Investing Activities

     Cash provided by investing activities primarily reflects the proceeds from the sales of non-strategic assets and private equity funds, partially offset by acquisition of ownerships interests in companies from third parties.

     Net cash provided by investing activities was $41.2 million for the six months ended June 30, 2004 compared to $17.1 million for the six months ended June 30, 2003. The increase in cash provided of $24.1 million is primarily due to an increase of $31.2 million in proceeds from sales and distributions from companies and funds, partially offset by a $7.6 million decline in proceeds from sales of trading securities and a $3.9 million decline in acquisitions of ownership interests in companies, funds and subsidiaries, net of cash acquired, which includes $12.5 million of funding to ChromaVision in 2004 as compared to $5.0 million in 2003 and $1.6 million relating to our investment in private equity funds in 2004 as compared to $4.8 million in 2003. Included in the increase in proceeds from sales and distributions from companies and funds is $32.1 in cash proceeds related to our sale of Sanchez. Included in proceeds from sales of trading securities in 2004 is $8.3 million related to our sales of FNF common stock (received in Sanchez merger in the second quarter of 2004) and $6.5 million related to our sale of Opsware common stock (received in sale of Tangram in the first quarter of 2004).

     Cash Provided by (Used In) Financing Activities

     Cash provided by financing activities was $3.4 million for the six months ended June 30, 2004 as compared to cash used in financing activities of $2.9 million for the six months ended June 30, 2003. The increase of $6.3 million is mainly attributable to a $15.1 million and $20.7 million decline in borrowings and repayments on revolving credit facilities. In February 2004, we completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of 2024, net of related offering costs of $5.0 million. We have repurchased $145.2 million of face value of the 2006 notes as of June 30, 2004.

CompuCom (See “Proposed Sale of CompuCom”).

     CompuCom maintains separate, independent financing arrangements, which are non-recourse to us and are secured by certain assets of CompuCom. During recent years, CompuCom has utilized bank financing arrangements and internally generated funds to fund its cash requirements.

     At June 30, 2004, CompuCom has a $25 million working capital facility and a $50 million receivables securitization facility. Consistent with its financing requirements, CompuCom did not renew the working capital facility in July 2004. No amounts were outstanding under the working capital facility at June 30, 2004 and December 31, 2003. Terms of the facility limit the amounts available for capital expenditures and dividends.

     The securitization facility’s pricing is based on a designated short-term interest rate plus an agreed upon spread. Amounts outstanding as sold receivables as of June 30, 2004 consisted of one $10 million certificate, with an October 2005 maturity date. Both facilities are subject to CompuCom’s compliance with selected financial covenants and ratios.

     CompuCom’s liquidity is impacted by the dollar volume of certain manufacturers’ customer specific rebate programs. Under these programs, CompuCom is required to pay a higher initial amount for product and then claim a rebate from the manufacturer to reduce the final cost. These rebates are then passed on to the customer in the form of reduced sales price. The collection of these rebates can take an extended period of time. Due to these programs, CompuCom’s initial cost for the product is often higher than the sales price CompuCom can obtain from its clients. These programs have been at times a material factor in CompuCom’s financing needs. As of June 30, 2004 and December 31, 2003, CompuCom was owed approximately $7.0 million and $18.6 million, respectively, under these vendor rebate programs. These outstanding amounts are included as a reduction to Accounts Payable on the Consolidated Balance Sheets and a reduction of Cost of Sales in the Consolidated Statements of Operations.

     In addition, CompuCom participates in certain programs provided by various suppliers that enable it to earn volume incentive dollars. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction to cost of sales when earned. These amounts are recorded as Accounts Receivable on the Consolidated Balance Sheets, and any amounts received in excess of the actual amounts incurred are recorded as a reduction of Cost of Sales in the Consolidated Statements of Operations. As of June 30, 2004 and December 31, 2003, CompuCom was owed approximately $3.6 million and $2.6 million, respectively, under these supplier incentive programs.

     CompuCom’s ability to make distributions to its shareholders is limited by restrictions in CompuCom’s financing agreements and CompuCom’s working capital needs. We do not consider CompuCom’s liquidity to be a source of liquidity to us.

Other Consolidated Subsidiaries

     Mantas, ChromaVision and Pacific Title have outstanding credit facilities that provide for borrowings of up to $10 million as of June 30, 2004. A revolving credit facility for $2 million which had an original maturity of July 2004 has been extended to September 2004, a total of $3 million matures in February 2005 and $5 million matures in March 2005. As of June 30, 2004, there were $4 million of outstanding borrowings under these facilities.

Consolidated Working Capital

     Consolidated working capital increased to $326 million at June 30, 2004 compared to $278 million at December 31, 2003. The increase is primarily attributable to proceeds from sales of and distributions from companies and funds as well as decreases in accounts payable and accrued liabilities, partially offset by declines in receivables and inventories at CompuCom. CompuCom attributes this activity to a decline in revenue in the second quarter of 2004 as compared to the fourth quarter of 2003.

Analysis of Consolidated Company Cash Flows

     Cash used in Operating Activities

     Net cash provided by operating activities was $14.7 million for the six months ended June 30, 2004 compared to net cash used of $27.4 million for the same prior year period. The increase is attributable to decreases in accounts receivable and inventories, primarily at CompuCom.

     Cash Provided by Investing Activities

     Cash provided by investing activities primarily reflects the acquisition of ownership interests in companies from third parties, partially offset by proceeds from the sales of non-strategic assets and private equity funds.

     Net cash provided by investing activities was $40.5 million for the six months ended June 30, 2004 as compared to $16.3 million in the prior period. The increase of $24.2 million is primarily due to a $31.2 million increase in proceeds from sales of and distributions from companies and funds, partially offset by a $7.6 million decline in proceeds from available-for-sale and trading securities.

     During the second quarter of 2004, we sold our interest in Sanchez Computer Associates, Inc. We received $32.1 million in cash and 226,435 shares of Fidelity National Financial (“FNF”) common stock valued at $8.3 million on the date of the merger in exchange for our Sanchez common stock, which we sold during the second quarter for net cash proceeds of $8.3 million. Also, during the second quarter of 2004, we completed the sale of our Opsware common shares for $2.4 million in cash proceeds. Total cash proceeds in 2004 related to our sale of Opsware common stock was $6.5 million, which is included in proceeds from sales of available-for-sale and trading securities for the six months ended June 30, 2004.

     Cash Provided by Financing Activities

     Cash provided by financing activities was $19.3 million for the six months ended June 30, 2004 compared to $1.7 million for the prior year period. The increase of $17.6 million is primarily due to a $13.6 million increase in issuance of subsidiary common stock to third parties by ChromaVision.

Contractual Cash Obligations and Other Commercial Commitments

     The following table summarizes our contractual obligations and other commercial commitments as of June 30, 2004, by period due or expiration of the commitment.

	Payments Due by Period
			2005 and	2007 and	Due after
	Total	2004	2006	2008	2008
	(in millions) (unaudited)
Contractual Cash Obligations
Long-term debt and capital lease obligations(a)	$18.9	$12.3	$6.6	$—	$—
Convertible subordinated notes (b)	54.8	—	54.8	—	—
Convertible senior debentures (c)	150.0	—	—	—	150.0
Operating leases	89.1	6.5	19.0	15.9	47.7
Funding commitments (d)	25.4	4.6	11.1	5.0	4.7
Potential clawback liabilities (e)	3.8	—	—	—	3.8
Other long-term obligations (f)	4.8	0.2	1.0	1.1	2.5

Total Contractual Cash Obligations	$346.8	$23.6	$92.5	$22.0	$208.7

(a)	We have various forms of debt including lines of credit, term loans, equipment leases and mortgages. Of our total outstanding guarantees of $23 million, $13 million of outstanding debt associated with the guarantees is included on the Consolidated Balance Sheets at June 30, 2004. The remaining $10 million is not reflected on the Consolidated Balance Sheets or in the above table.

(b)	The 2006 Notes are due on June 15, 2006 and are redeemable in whole or in part at our option on or after June 18, 2002, for a maximum of 101.67% of face value depending on the date of redemption and subject to certain restrictions. At the note holders’ option, the notes are convertible into our common stock subject to adjustment under certain conditions. The conversion rate of the 2006 notes at June 30, 2004 was $24.1135 of principal amount per share. The closing price of our common stock on June 30, 2004 was $2.30 per share. The 2006 note holders may also require repurchase of the notes upon certain events, including the sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. See (c) for repurchases. See “Proposed Sale of CompuCom”.

(c)	In February 2004, we completed the issuance of $150 million of 2.625% convertible senior debentures due 2024. The above table reflects the outstanding balance of our 2024 Notes as of March 31, 2004. We used all of the net proceeds of this offering of approximately $146 million to retire a majority of the 2006 Notes by redemption or by one or more privately negotiated transactions. As of June 30, 2004, we have repurchased $145.2 million of face value of 2006 Notes. See “Proposed Sale of CompuCom”.

(d)	These amounts include funding commitments to private equity funds. The amounts have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management.

(e)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for a further distribution to the fund’s limited partners (the “clawback”). Assuming the funds in which we are a general partner are liquidated or dissolved on June 30, 2004 and the only value provided by the funds is the carrying values represented on the June 30, 2004 financial statements, the maximum clawback we would be required to return for our general partner interests is $6 million. Management estimates its liability to be approximately $4 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

(f)	Primarily reflects the amount payable to our former Chairman and CEO under a consulting contract.

     We have entered into retention agreements with certain executive officers at June 30, 2004. These agreements provide for severance payments to the executive officer in the event the officer is terminated without cause or the officer terminates their employment for “good reason.” The amount of severance payment is a multiple of the executive’s salary and bonus. The applicable multiple ranges from 1.5 to 3.0 depending upon the officer’s position, the officer’s tenure, and whether or not a “change of control” has occurred. The agreement also provides for acceleration of vesting and extended exercise periods for certain equity grants to the officer and certain other rights. The maximum aggregate exposure under the agreements is $7 million at June 30, 2004. This amount is not included in the above table.

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

Recent Accounting Pronouncements

     See Note 5 to the Consolidated Financial Statements.

Factors That May Affect Future Results

     Forward-looking statements in this report and those made from time to time by us through our senior management team are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements are described in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2003. These factors include, but are not limited to, the following:

•	The performance of our companies, which face risks such as intense competition, rapid changes in technology and customer demands, frequent new products and service introductions, shifting distribution channels, the ability to protect their proprietary rights, the ability to manage growth, impact of economic downturns, and government regulations and legal uncertainties;

•	Many of our companies have a history of operating losses or limited operating histories, no historical profits and financing requirements that they may not be able to satisfy, and these companies may not have operating income or net income in the future and their financial results may vary dramatically from quarter to quarter;

•	Our companies currently do not provide us with any cash flow from their operations so we rely on cash on hand, liquidity events and our ability to generate cash from capital raising activities to finance our operations and therefore we may have problems raising money we need in the future to fund the needs of our companies, to make acquisitions and to fund our operations;

•	Our stock price may be subject to significant fluctuations because of market conditions generally and due to the impact of the volatility of the public companies we own, which can be subject to fluctuations unrelated or disproportionate to operating performance;

•	Intense competition from other acquirers of interests in companies could result in lower gains or possibly losses on our companies, in addition we may not be able to obtain maximum value for our holdings in companies or liquidate our interests in companies on a timely basis;

•	We have incurred significant indebtedness and may incur additional indebtedness in the future, which could adversely affect our business and our ability to make full payment on our indebtedness and may restrict our operating flexibility, in addition, our ability to repay or refinance our indebtedness will depend upon our future ability to monetize our interests in our companies and our operating performance, which may be affected by general economic, financial, competitive, regulatory, business and other factors beyond our control;

•	The values of our companies as determined by the public and private capital markets may decline, our companies’ access to the public and private capital markets on terms acceptable to them may be limited, and our companies could make business decisions that could impair the value of our company interests;

•	Accounting conventions which may require us to change the presentation of our financial statements;

•	The outcome of several lawsuits which have been brought or threatened against us; and

•	We may incur significant costs, and fail to obtain maximum value for our companies, to avoid being subject to the Investment Company Act of 1940, and we would suffer adverse consequences if we were deemed to be an investment company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in companies in the technology industry, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities. Based on closing market prices at June 30, 2004, the fair market value of our holdings in public securities was approximately $200 million. A 20% decrease in equity prices would result in an approximate $40 million decrease in the fair value of our publicly traded securities. At June 30, 2004, the value of the collateral securing the Musser loan, included $2.7 million of equity securities, $2.0 million of which is held in CompuCom common stock. See “Proposed Sale of CompuCom”.

     CompuCom is exposed to interest rate risk primarily through its receivables securitization and working capital facilities. CompuCom utilizes borrowings on these facilities to meet its working capital and other financing needs. At June 30, 2004, the securitization facility had borrowings of approximately $10 million, and there were no borrowings on the working capital facility. If CompuCom’s effective interest rate were to increase by 100 basis points, or 1.00%, CompuCom’s annual interest and financing expense would increase by $0.1 million based on CompuCom’s average balances utilized under its facilities during the six months ended June 30, 2004. Our share of this increase would be approximately $0.1 million after deduction for minority interest but before income taxes.

     At June 30, 2004, we had outstanding $54.8 million of fixed rate notes due in June 2006. Interest payments are due June and December of each year. Based on transactions for these notes in the secondary market, these notes have a fair market value at June 30, 2004 of approximately $54.9 million. See “Proposed Sale of CompuCom.”

				Fair Market
				Value at
Liabilities	2004	2005	2006	6/30/04
Convertible Subordinated Notes due by year (in millions)	—	—	$54.8	$54.9

Fixed Interest Rate	5%	5%	5%	5%

Interest Expense (in millions)	$4.6	$2.7	$1.3	N/A

     In February 2004, we completed the issuance of $150 million of fixed rate notes with a stated maturity of 2024. Interest payments of approximately $2.0 million are due March and September of each year starting in September 2004. We used all of the net proceeds of this offering of approximately $146 million to retire a majority of the 2006 Notes by one or more privately negotiated transactions. As of June 30, 2004, we have repurchased $145.2 million of face value of 2006 Notes. The holders of the 2024 Notes may require repurchase of the notes on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. See “Proposed Sale of CompuCom”.

					Fair Market
				After	Value at
Liabilities	2004	2005	2006	2006	6/30/04
Convertible Senior Notes due by year (in millions)	—	—	—	$150.0	$109.3

Fixed Interest Rate	2.625%	2.625%	2.625%	2.625%	2.625%

Interest Expense (in millions)	$3.5	$4.0	$4.0	$68.7	N/A

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

     These two cases were consolidated for further proceedings under the name “In Re: Safeguard Scientifics Securities Litigation” and the Court approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. The plaintiffs filed a consolidated and amended complaint. On May 23, 2002, the defendants filed a motion to dismiss the consolidated and amended complaint for failure to state a claim upon which relief may be granted. On October 24, 2002, the Court denied the defendants’ motions to dismiss, holding that, based on the allegations of plaintiffs’ consolidated and amended complaint, dismissal would be inappropriate at that juncture. On December 20, 2002, plaintiffs filed with the Court a motion for class certification. On August 27, 2003, the Court denied plaintiffs’ motion for class certification. On September 12, 2003, plaintiffs filed with the United States Court of Appeals for the Third Circuit a petition for permission to appeal the order denying class certification. On November 5, 2003, the Third Circuit denied plaintiffs’ petition and declined to hear the appeal. On November 18, 2003, plaintiffs’ counsel moved to intervene in the consolidated action new plaintiffs and proposed class representatives, which motion was denied by the Court on February 18, 2004. On July 12, 2004, a third putative class action complaint captioned Mandell v. Safeguard Scientifics, Inc., et al. was filed against Safeguard and Mr. Musser in the United States District Court for the Eastern District of Pennsylvania. The new complaint asserts similar claims to those asserted in the consolidated and amended class action complaint. The complaint also asserts individual claims on behalf of two individual plaintiffs who had attempted unsuccessfully to intervene in the consolidated action. Safeguard has not yet responded to the new complaint, but intends to pursue a vigorous defense. Safeguard believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

CompuCom Litigation

     On May 28, 2004, Safeguard was named along with CompuCom Systems Inc. and members of CompuCom’s board of directors as a defendant in a putatitve class action lawsuit brought in the Court of Chancery of the State of Delaware on behalf of CompuCom’s minority stockholders seeking to enjoin the proposed merger of CompuCom with Platinum Equity, LLC on the ground that the members of the board of directors of CompuCom and Safeguard have allegedly breached fiduciary duties to CompuCom and its minority stockholders. On June 1, 2004 and June 10, 2004, two separate putative class action lawsuits were filed in the Court of Chancery against the same defendants, each lawsuit asserting claims similar to those brought in the first proceeding. The lawsuits were subsequently consolidated. On July 27, 2004, the plaintiffs filed an amended class action complaint, asserting claims similar to those brought in the original complaints and adding claims relating to CompuCom’s disclosure in its Schedule 14A filed with the Securities & Exchange Commission on July 15, 2004. On July 27, 2004, the plaintiffs also filed a motion for expedited proceedings and discovery in connection with the injunctive relief sought and requested that a preliminary injunction hearing be held before August 19, 2004, the date of the special meetings of the shareholders of Safeguard and the stockholders of CompuCom relating to the CompuCom merger. Defendants filed their opposition to the motion on July 28, 2004. On July 29, 2004, the Court denied the Plaintiffs’ motion. Safeguard has not yet responded to the amended complaint.

     While the outcome of this litigation is uncertain, the Company believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

Item 2. Change in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

     Recent Sales of Unregistered Securities. On February 18, 2004, we issued and sold in a private placement $125 million aggregate principal amount of 2.625% convertible senior debentures due 2024 (2024 Notes) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On February 20, 2004, we issued and sold an additional $25 million in aggregate principal amount of the 2024 Notes, purchased pursuant to the initial purchaser’s option. Wachovia Securities acted as the initial purchaser in connection with the offering of the 2024 Notes. The aggregate discounts or commissions paid in connection with this sale totaled $4.5 million.

     The 2024 Notes are convertible, subject to certain conditions, into Safeguard’s common stock at an initial conversion rate of 138.5540 shares per $1,000 principal amount of the 2024 Notes, which is equal to a conversion price of approximately $7.2174 per share, subject to adjustment in certain circumstances.

     Purchases of Equity Securities by the Company and Affiliated Purchasers. During the first and second quarter of 2004, the Company repurchased $86.5 and $58.7 million, respectively, principal amount of its 5% convertible subordinated notes due June 15, 2006 (2006 Notes). Prior to the repurchases, a total of $200 million principal amount of the 2006 Notes were outstanding. The 2006 Notes are convertible, at the holder’s option, into shares of the Company’s common stock. The conversion rate of the 2006 Notes at June 30, 2004 was $24.1135 of principal amount per share. The following table sets forth information regarding repurchases of the 2006 Notes by the Company.

ISSUER PURCHASES OF EQUITY SECURITIES

					Total Principal
					Amount of 2006
			Average Price Paid		Notes Purchased as	Approximate Dollar Value
	Total Principal		Per $1,000		Part of Publicly	of 2006 Notes that May
	Amount of 2006		Principal Amount of		Announced Plans or	Yet Be Purchased Under
Period	Notes Purchased		the 2006 Notes		Programs(1)	the Plans or Programs(1)
January 1, 2004 – January 31, 2004	—		—		—	—
February 1, 2004 – February 29, 2004	$42,000,000	(3)	$24.17	(8)	$42,000,000	$103,895,000	(2)
March 1, 2004 – March 31, 2004	$44,500,000	(4)	$24.29	(9)	$44,500,000	$59,061,250	(2)
April 1, 2004 – April 30, 2004	$17,600,000	(5)	$24.29	(10)	$17,600,000	$41,329,250	(2)
May 1, 2004 – May 31, 2004	$41,137,000	(6)	$24.31	(11)	$41,137,000	$—	(2)
June 1, 2004 – June 30, 2004	—		—		—	$—	(2)
Total	$145,237,000	(7)	$24.26	(12)	$145,237,000	$—	(2)

(1)	The Company announced in a press release on February 11, 2004 its plan to retire a majority of the principal amount of the Company’s 2006 Notes by redemption or through one or more privately negotiated repurchase transactions, using all of the net proceeds of approximately $146 million received from the sale of the 2024 Debentures. On that date, $200 million principal amount of the 2006 Notes were outstanding. Since the plan was not in effect during the period from January 1, 2004 through January 31, 2004, there were no 2006 Notes repurchased, or yet to be repurchased, under the plan during this period.

(2)	Represents the funds available for repurchases under the plan at the end of the relevant periods after taking into account the principal amount of debt repurchased and costs incurred to repurchase such debt.

(3)	The total principal amount of these 2006 Notes was convertible into 1,741,762 shares of the Company’s common stock as of the date of repurchase.

(4)	The total principal amount of these 2006 Notes was convertible into an aggregate of 1,845,439 shares of the Company’s common stock as of the respective dates of repurchase.

(5)	The total principal amount of these 2006 Notes was convertible into an aggregate of 729,882 shares of the Company’s common stock as of the respective dates of repurchase.

(6)	The total principal amount of these 2006 Notes was convertible into an aggregate of 1,705,974 shares of the Company’s common stock as of the respective dates of repurchase.

(7)	The total principal amount of these 2006 Notes was convertible into an aggregate of 6,023,057 shares of the Company’s common stock as of the respective dates of repurchase.

(8)	On an “as converted” basis, the average purchase price paid per share of common stock issuable upon conversion of the 2006 Notes was $24.17.

(9)	On an “as converted” basis, the average purchase price paid per share of common stock issuable upon conversion of the 2006 Notes was $24.29.

(10)	On an “as converted” basis, the average purchase price paid per share of common stock issuable upon conversion of the 2006 Notes was $24.29.

(11)	On an “as converted” basis, the average purchase price paid per share of common stock issuable upon conversion of the 2006 Notes was $24.31.

(12)	On an “as converted” basis, the average purchase price paid per share of common stock issuable upon conversion of the 2006 Notes was $24.26.

Item 4. Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on three items of business at the Annual Meeting of Shareholders held on June 11, 2004:

1.	the election of nine directors,

2.	a proposal to approve the Safeguard Scientifics, Inc. 2004 Equity Compensation Plan, and

3.	a proposal to ratify the appointment of KPMG LLP as independent auditor for the fiscal year ending December 31, 2004.

The nominees for directors were elected based upon the following votes:

NOMINEE	VOTES FOR	VOTES WITHHELD
Anthony L. Craig	105,269,984	3,464,356
Julie A. Dobson	104,897,195	3,837,145
Robert E. Keith, Jr.	105,152,713	3,581,627
Andrew E. Lietz	104,965,634	3,768,706
George MacKenzie	104,997,132	3,737,208
Jack L. Messman	105,105,657	3,628,683
John W. Poduska, Sr.	105,085,443	3,648,897
Robert Ripp	105,803,000	2,931,340
John J. Roberts	104,903,025	3,831,315

The proposal to approve the Safeguard Scientifics, Inc. 2004 Equity Compensation Plan received the following votes:

46,931,468	VOTES FOR
13,800,740	VOTES AGAINST
825,198	ABSTENTIONS
47,176,934	BROKER NON-VOTES

The proposal to ratify the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2004 received the following votes:

105,362,185	VOTES FOR
2,695,205	VOTES AGAINST
676,950	ABSTENTIONS
0	BROKER NON-VOTES

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.1	Safeguard Scientifics, Inc. 2004 Equity Compensation Plan

10.2	First Amendment to Safeguard Scientifics, Inc. 1999 Equity Compensation Plan

10.3	Second Amendment to Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan

31	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On April 12, 2004, the Company filed a Current Report on Form 8-K, Items 5 and 7, regarding a press release announcing that it had completed the repurchase of an additional $19.9 million of face value of its 5% Convertible Subordinated Notes due June 15, 2006.

On April 15, 2004, the Company filed a Current Report on Form 8-K, Items 5 and 7, regarding a press release announcing the completion of the merger of Sanchez Computer Associates, Inc. and a subsidiary of Fidelity National Financial, Inc.

On April 26, 2004, the Company filed a Current Report on Form 8-K, Items 5 and 7, regarding a press release announcing the filing of a registration statement on Form S-3 with the Securities and Exchange Commission relating to the resale by selling–security holders of its 2.625% Convertible Senior Debentures due 2024, and the common stock issuable upon conversion of the debentures.

On May 5, 2004, the Company filed a Current Report on Form 8-K, Items 5 and 7, regarding a press release announcing the appointment of Anthony Ibarguen as Chief Executive Officer and President of Alliance Consulting Group Associates, Inc., a subsidiary of Safeguard, which report also included the furnishing of information under Item 12.

On May 17, 2004, the Company filed a Current Report on Form 8-K, Items 5 and 7, regarding a press release announcing the repurchase of an additional $41.1 million face value of its 5% Convertible Subordinated Notes due June 15, 2006.

On May 28, 2004, the Company filed a Current Report on Form 8-K, Items 5 and 7, regarding a press release announcing the entrance of CompuCom Systems Inc. into an Agreement and Plan of Merger with CHR Holding Corporation and CHR Merger Corporation.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
(Registrant)

Date: August 6, 2004	ANTHONY L. CRAIG
Anthony L. Craig
Chief Executive Officer and President

Date: August 6, 2004	CHRISTOPHER J. DAVIS
Christopher J. Davis
Executive Vice President and Chief Administrative
and Financial Officer

EXHIBITS

10.1	Safeguard Scientifics, Inc. 2004 Equity Compensation Plan

10.2	First Amendment to Safeguard Scientifics, Inc. 1999 Equity Compensation Plan

10.3	Second Amendment to Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan

31	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002