Form 10-Q
period 2004-09-30
SAFEGUARD SCIENTIFICS INC
filed 2004-11-09
CIK 86115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2004

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

Yes ☑	No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐

Number of shares outstanding as of November 2, 2004

Common Stock 119,816,882

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT FORM 10-Q
INDEX

Page
PART I — FINANCIAL INFORMATION
Item 1 - Financial Statements:
Consolidated Balance Sheets – September 30, 2004 (unaudited) and December 31, 2003	3
Consolidated Statements of Operations (unaudited) – Three and Nine Months Ended September 30, 2004 and 2003	4
Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended September 30, 2004 and 2003	5
Notes to Consolidated Financial Statements	6
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	48
Item 4 - Controls and Procedures	49
PART II – OTHER INFORMATION
Item 1 - Legal Proceedings	50
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 4 - Submission of Matters to a Vote of Security Holders	51
Item 6 - Exhibits	52
Signatures	53
Exhibits List	54
EMPLOYMENT AGREEMENT, MICHAEL F. COLA
EMPLOYMENT AGREEMENT, CHRISTOPHER J. DAVIS
FORM OF DIRECTORS' STOCK OPTION GRANT CERTIFICATE
FORM OF OFFICERS' STOCK OPTION GRANT CERTIFICATE
GROUP STOCK UNIT AWARD PROGRAM
GROUP DEFERRED STOCK UNIT PROGRAM FOR DIRECTORS
FORM OF RESTRICTED STOCK GRANT AGREEMENT
EMPLOYMENT AGREEMENT, ANTHONY A. IBARGUEN
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
CERTIFICATION PURSUANT TO SECTION 906

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(in thousands except per share data)
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$149,660	$136,715
Restricted cash	605	1,069
Short-term investments	15,476	7,081
Accounts receivable, less allowances ($1,140 - 2004; $1,016 – 2003)	30,867	33,363
Prepaid expenses and other current assets	7,468	7,278
Current assets of discontinued operations	297,866	333,150

Total current assets	501,942	518,656
Property and equipment, net	17,521	14,873
Ownership interests in and advances to companies	35,537	53,119
Available-for-sale securities	6,471	—
Intangible assets, net	7,856	10,017
Goodwill	91,819	90,763
Note receivable — related party	6,981	11,946
Other	12,548	7,884
Non-current assets of discontinued operations	87,256	129,228

Total Assets	$767,931	$836,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Convertible subordinated notes	$54,763	$—
Current maturities of other long-term debt	4,221	11,530
Accounts payable	5,671	3,836
Accrued compensation and benefits	13,242	14,470
Accrued expenses	15,737	14,850
Deferred revenue	8,842	9,607
Current liabilities of discontinued operations	138,439	186,166

Total current liabilities	240,915	240,459
Long-term debt	12,127	2,537
Minority interest	21,247	14,557
Other long-term liabilities	12,651	13,152
Convertible subordinated notes	—	200,000
Convertible senior debentures	150,000	—
Non-current liabilities of discontinued operations	120,771	129,610
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10.00 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 119,817 and 119,450 shares issued and outstanding in 2004 and 2003	11,982	11,945
Additional paid-in capital	741,792	736,704
Accumulated deficit	(546,416)	(510,198)
Accumulated other comprehensive income (loss)	6,257	(39)
Treasury stock, at cost (53 shares-2003)	—	(191)
Unamortized deferred compensation	(3,395)	(2,050)

Total shareholders’ equity	210,220	236,171

Total Liabilities and Shareholders’ Equity	$767,931	$836,486

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands except per share data)
	(unaudited)
Revenue
Product sales	$1,697	$4,773	$5,776	$12,739
Service sales	33,266	38,308	108,073	112,228

Total revenue	34,963	43,081	113,849	124,967

Operating Expenses
Cost of sales-product	588	822	2,070	5,786
Cost of sales-service	24,664	23,552	72,798	69,304
Selling and service	11,713	13,248	39,029	41,712
General and administrative	13,274	12,247	40,792	43,712
Amortization of intangibles	1,089	1,801	3,781	5,388

Total operating expenses	51,328	51,670	158,470	165,902

Operating loss	(16,365)	(8,589)	(44,621)	(40,935)
Other income (loss), net	(921)	31,205	39,556	48,277
Impairment – related party	—	—	—	(659)
Interest income	582	605	1,556	1,838
Interest and financing expense	(2,208)	(3,082)	(7,886)	(9,180)

Income (loss) from continuing operations before income taxes, minority interest and equity loss	(18,912)	20,139	(11,395)	(659)
Income tax benefit (expense)	72	(163)	(57)	(285)
Minority interest	2,543	604	5,885	4,906
Equity loss	(2,772)	(3,613)	(9,073)	(9,772)

Net income (loss) from continuing operations	(19,069)	16,967	(14,640)	(5,810)
Discontinued operations, net of income taxes	(54)	1,275	(21,578)	5,363

Net Income (Loss)	$(19,123)	$18,242	$(36,218)	$(447)

Basic Income (Loss) Per Share:
Income (loss) from continuing operations	$(0.16)	$0.14	$(0.12)	$(0.05)
Income (loss) from discontinued operations	—	0.01	(0.18)	0.05

Net income (loss)	$(0.16)	$0.15	$(0.30)	$—

Diluted Income (Loss) Per Share:
Income (loss) from continuing operations	$(0.16)	$0.14	$(0.12)	$(0.05)
Income (loss) from discontinued operations	—	0.01	(0.18)	0.03

Net income (loss)	$(0.16)	$0.15	$(0.30)	$(0.02)

Shares used in computing basic income (loss) per share	119,572	118,580	119,464	118,365
Shares used in computing diluted income (loss) per share	119,572	120,622	119,464	118,365

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
	(unaudited)
Net cash used by operating activities of continuing operations	$(33,214)	$(37,699)

Cash flows from investing activities of continuing operations
Proceeds from sales of available-for-sale and trading securities	14,784	38,981
Proceeds from sales of and distributions from companies and funds	39,085	38,666
Advances to companies	(1,015)	(139)
Repayment of advances to companies and funds	400	753
Acquisitions of ownership interests in companies, funds and subsidiaries, net of cash acquired	(5,564)	(14,327)
Repayments of advances to related party	4,965	1,668
Increase in restricted cash and short-term investments	(19,581)	(13,073)
Decrease in restricted cash and short-term investments	11,650	20,585
Capital expenditures	(8,652)	(4,970)
Capitalized software costs	(4,300)	(926)
Other, net	(432)	8

Net cash provided by investing activities of continuing operations	31,340	67,226

Cash flows from financing activities of continuing operations
Proceeds from convertible senior debentures	150,000	—
Payments of offering costs on convertible senior debentures	(4,812)	—
Repurchase of convertible subordinated notes	(145,237)	—
Payments of costs to repurchase subordinated notes	(913)	—
Borrowings on revolving credit facilities	50,463	80,927
Repayments on revolving credit facilities	(46,974)	(78,296)
Borrowings on term debt	1,628	3,390
Repayments on term debt	(1,647)	(1,614)
Issuance of Company common stock	1,281	235
Issuance of subsidiary common stock	13,731	31
Offering costs on issuance of subsidiary common stock	(1,589)	(31)
Repurchase of subsidiary preferred stock	(206)	—

Net cash provided by financing activities of continuing operations	15,725	4,642

Net Cash provided by continuing operations	13,851	34,169
Net Cash used for discontinued operations	(906)	—

Net Increase in Cash and Cash Equivalents	12,945	34,169
Cash and Cash Equivalents at beginning of period	136,715	126,740

Cash and Cash Equivalents at end of period	$149,660	$160,909

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

1. GENERAL

     The accompanying unaudited interim Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statements rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and included together with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

2. BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which it directly or indirectly owns more than 50% of the outstanding voting securities. The Company’s wholly owned subsidiaries include Alliance Consulting Group Associates, Inc. (“Alliance”). Alliance operates on a 52 or 53 – week period ending on the Saturday closest to the end of the fiscal period. The Company and all other subsidiaries operate on a calendar year. Alliance’s third quarter ended on October 2, 2004 and September 27, 2003, each a period of 13 weeks. The 2004 year-to-date period is 40 weeks versus 39 weeks in 2003.

     CompuCom Systems, Inc., previously a majority-owned subsidiary, is accounted for as a discontinued operation (see Note 4). Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this business have been segregated from those of continuing operations for all periods presented.

     The Company’s Consolidated Statements of Operations and Cash Flows also include the following majority-owned subsidiaries:

For the three months ended September 30,
2004	2003
ChromaVision Medical Systems Mantas Pacific Title and Art Studio	ChromaVision Medical Systems Mantas Pacific Title and Art Studio SOTAS (merged with Mantas in October 2003) Tangram Enterprise Solutions

For the nine months ended September 30,
2004	2003
ChromaVision Medical Systems Mantas Pacific Title and Art Studio Tangram Enterprise Solutions(1)	Agari Mediaware (Through June 2003)
ChromaVision Medical Systems
Mantas
Pacific Title and Art Studio
Protura Wireless (Through June 2003)
SOTAS (merged with Mantas in October 2003)
Tangram Enterprise Solutions

(1) Tangram was consolidated through February 20, 2004 at which time it was sold to Opsware, Inc. in a stock and debt for stock exchange. The Company recorded an $8.5 million gain on the transaction, which is included in Other Income (Loss), Net on the Consolidated Statements of Operations for the nine months ended September 30, 2004.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2004

     The Company’s Consolidated Balance Sheets also include the following majority-owned subsidiaries at September 30, 2004 and December 31, 2003:

September 30, 2004	December 31, 2003
ChromaVision Medical Systems Mantas Pacific Title and Art Studio	ChromaVision Medical Systems Mantas Pacific Title and Art Studio Tangram Enterprise Solutions

3. RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

4. DISCONTINUED OPERATIONS

     During the third quarter of 2004, the Company’s shareholders approved the sale of the Company’s interest in CompuCom Systems, Inc. The Company met the criteria of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as of September 30, 2004. Accordingly, CompuCom’s net assets have been classified as held for sale and their results of operation and cash flows are presented as a discontinued operation as of September 30, 2004 and for the three and nine months then ended. All prior periods presented have been reclassified to conform to this presentation. See Note 20 for a discussion of the sale of CompuCom, which closed on October 1, 2004.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completes an impairment review of goodwill annually, or more frequently if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

     The following is a summary of changes in the carrying amount of goodwill by segment:

				Pacific	Other
	Alliance	ChromaVision	Mantas	Title	Companies	Total
Balance at December 31, 2003	$53,307	$13,891	$22,150	$—	$1,415	$90,763
Additions	—	4,664	—	97	—	4,761
Purchase Price Adjustments	—	—	(2,290)	—	—	(2,290)
Deconsolidation	—	—	—	—	(1,415)	(1,415)

Balance at September 30, 2004	$53,307	$18,555	$19,860	$97	$—	$91,819

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2004

     Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite useful lives:

		September 30, 2004
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
			(in thousands)
			(unaudited)
Customer-related	7 years	$3,633	$934	$2,699
Technology-related	4 - 10 years	11,420	6,263	5,157

Total		$15,053	$7,197	$7,856

		December 31, 2003
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
			(in thousands)
Customer-related	7 years	$3,633	$543	$3,090
Technology-related	4 - 17 years	11,547	4,620	6,927

Total		$15,180	$5,163	$10,017

     Amortization expense related to intangible assets was $0.8 million and $2.4 million for the three and nine months ended September 30, 2004, respectively and $0.7 million and $2.0 million for the three and nine months ended September 30, 2003, respectively. The following table provides estimated future amortization expense related to intangible assets:

Total
(in thousands)
(unaudited)
Remainder of 2004	$817
2005	3,272
2006	1,686
2007	711
2008 and thereafter	1,370

$7,856

6. NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), which replaced FIN 46. FIN 46R defines the provisions under which a Variable Interest Entity should be consolidated. FIN 46R is effective for all entities that are subject to the provisions of FIN 46R no later than the end of the first reporting period that ended after March 15, 2004. The Company accounts for, under the equity method, certain private equity funds that account for their investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, “Audits of Investment Companies.” The effective date for FIN 46 has been delayed for these funds until the AICPA finalizes its proposed Statement of Position on clarifying the scope of the Audit Guide and accounting by the parent companies and equity method investors for investments in investment companies. If it is ultimately determined that FIN 46 applies to private equity funds, then the

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2004

amount of equity income or loss the Company records on private equity funds accounted for under the equity method may change significantly.

     In February 2004, the FASB issued Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This EITF was issued to determine the meaning of other-than-temporary impairment and its application to investments in debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF 03-1 also applies to investments in equity securities that are both outside SFAS 115’s scope and are not accounted for by the equity method, which are defined as “cost method investments.” The impairment measurement and recognition guidance is delayed until the final issuance of FSP EITF 03-01-a. The disclosure requirements are effective for annual reporting periods ending after June 15, 2004. The Company does not believe that the adoption of the provisions of EITF 03-1 will have a material impact on the Company’s financial statements.

     In September 2004, the FASB Task Force reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.” The Task Force ruled that all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price should be included in diluted earnings per share computations (if dilutive) regardless of whether the market conditions have been met. The effective date of the consensus has not been determined and will coincide with the effective date of the proposed Statement that revises SFAS 128. The Company has outstanding convertible debt as discussed in Note 9, which could be considered dilutive in periods in which the Company reports net income.

7. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the Company’s sources of comprehensive income (loss) are from net unrealized appreciation (depreciation) on its holdings classified as available-for-sale and foreign currency translation adjustments, which have been negligible to date. Reclassification adjustments result from the recognition in net income (loss) of unrealized gains or losses that were included in comprehensive income (loss) in prior periods.

     The following summarizes the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
		(unaudited)
Net Income (Loss) from Continuing Operations	$(19,069)	$16,967	$(14,640)	$(5,810)

Other Comprehensive Income (Loss), Before Taxes:
Foreign currency translation adjustments	(52)	50	(175)	(89)
Unrealized holding gains (losses) in available-for-sale securities	(7,993)	922	6,471	12,909
Reclassification adjustments	—	(12,735)	—	(16,789)
Related Tax (Expense) Benefit:
Unrealized holding gains in available-for-sale securities	—	—	—	(61)
Reclassification adjustments	—	—	—	1,419

Other Comprehensive Income (Loss) from continuing operations	(8,045)	(11,763)	6,296	(2,611)

Comprehensive Income (Loss) from continuing operations	(27,114)	5,204	(8,344)	(8,421)
Income (Loss) from discontinued operations	(54)	1,275	(21,578)	5,363

Comprehensive Income (Loss)	$(27,168)	$6,479	$(29,922)	$(3,058)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2004

     The components of accumulated other comprehensive income (loss) are as follows:

	September 30,	December 31,
	2004	2003
	(in thousands)
	(unaudited)
Net unrealized holding gains	$6,471	$—
Cumulative foreign currency translation adjustment	(214)	(39)

	$6,257	$(39)

8. OWNERSHIP INTERESTS IN AND ADVANCES TO COMPANIES

     The following summarizes the carrying value of the Company’s ownership interests in and advances to companies accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at September 30, 2004 and December 31, 2003.

	September 30,	December 31,
	2004	2003
	(in thousands)
	(unaudited)
Equity Method
Public Companies	$—	$9,354
Non-Public Companies	291	934
Private Equity Funds	23,792	27,279

	24,083	37,567
Cost Method
Non-Public Companies	9,418	12,618
Private Equity Funds	2,036	2,934

	$35,537	$53,119

     During the three months ended June 30, 2004, eMerge was reclassified to the cost method of accounting because the Company’s ownership level decreased as did the Company’s ability to exercise significant influence over eMerge. The Company accounts for its investment in eMerge as an available-for-sale security under SFAS 115, as eMerge’s common stock is publicly traded.

9. DEBT

     In September 2004, the Company increased its revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees from $25 million to $55 million. The amended agreement provides the Company with a $45 million revolving line and a $10 million letter of credit facility. Borrowing availability under the facility is reduced by the face amount of outstanding letters of credit and guarantees. This credit facility matures in May 2005 and bears interest at the prime rate (4.75% at September 30, 2004) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.0125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times any amounts outstanding under the facility. Prior to May 5, 2004, the facility required cash collateral at the bank equal to two times any amounts outstanding under the facility. In conjunction with the issuance of the 2024 Convertible Senior Debentures, the Company amended its revolving credit facility to grant the bank a right to security interest in accounts held by the Company at the bank equal to any amounts outstanding under the facility. As of September 30, 2004, the Company had outstanding guarantees related to three strategic companies’ credit facilities, which allowed for total borrowings of up to $28 million ($8 million was outstanding as of September 30, 2004). As of September 30, 2004, there was $27 million available to the Company under the Company’s credit facility.

     Four consolidated companies maintain separate revolving credit facilities which provide for aggregate borrowings of $30 million, of which $28 million is guaranteed by the Company under its credit facility. One of the revolving credit facilities totaling $20 million matures in February 2006, the $5 million facility matures in March 2005 and the $3 million facility matures in February 2005. A $2 million facility expired in September 2004. As of September 30, 2004, outstanding

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2004

borrowings under these facilities were $8.4 million. These obligations bear interest at variable rates ranging between the prime rate minus 0.5% and the prime rate plus 1.25%.

     Debt as of September 30, 2004 also included mortgage obligations ($3.4 million), term loans ($2.4 million), and capital lease obligations ($2.1 million) of consolidated companies. These obligations bear interest at fixed rates ranging between 7.0% and 22.0% and variable rates indexed to the prime rate plus 1.5%.

     Four consolidated companies maintained separate credit facilities, which provided for aggregate borrowings of $19.0 million as of December 31, 2003, of which $13.0 million was guaranteed by the Company under its credit facility. As of December 31, 2003 outstanding borrowings under these facilities were $4.7 million. These obligations bore interest at variable rates ranging between the prime rate and the prime rate plus 1.25% or LIBOR plus 2.5%.

     Debt as of December 31, 2003 also included mortgage obligations ($3.5 million), term loans ($4.9 million) and capital lease obligations ($1.0 million) of consolidated companies. These obligations bore interest at fixed rates between 8.0% and 20.3% and variable rates indexed to the prime rate plus 1.0% to 1.5%.

     Aggregate maturities of long-term debt in future years are (in millions): $ 0.7 – 2004; $ 4.2 – 2005; $ 8.2 – 2006; and $ 3.2 – 2007.

10. CONVERTIBLE SUBORDINATED NOTES AND CONVERTIBLE SENIOR DEBENTURES

     In June 1999, the Company issued $200 million of 5% convertible subordinated notes due June 15, 2006 (2006 Notes). Interest is payable semi-annually. The 2006 Notes are convertible into the Company’s common stock subject to adjustment under certain conditions at the conversion rate of $24.1135 of principal amount per share at September 30, 2004. As of September 30, 2004, the Company has repurchased $145.2 million of face value of the 2006 Notes for $146.1 million, including transaction costs. The Company recorded $1.4 million of expense for the nine months ended September 30, 2004, which is included in Other Income, Net on the Consolidated Statements of Operations, in relation to the acceleration of deferred debt costs associated with the 2006 Notes. As of September 30, 2004, the outstanding balance of the 2006 Notes is $54.8 million. On October 12, 2004, the Company gave notice that on November 12, 2004, it will redeem the remaining $54.8 million of its outstanding 5% convertible subordinated notes due 2006. See Note 20.

     In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024 (the 2024 Notes). The Company has used all of the net proceeds of this offering of approximately $146 million to retire a majority of the 2006 Notes by one or more privately negotiated transactions. Interest on the 2024 Notes is payable semi-annually. At the note holders’ option, the notes are convertible into our common stock before the close of business on March 14, 2024, subject to certain conditions. The note holders may require repurchase of the notes on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount plus accrued and unpaid interest. The note holders may also require repurchase of the notes upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the 2024 Notes commencing March 20, 2009. The conversion rate of the notes at September 30, 2004 was $7.2174 of principal amount per share.

     As required by the terms of the 2024 Notes, after completing the sale of CompuCom, the Company escrowed $16.7 million on October 8, 2004 for interest payments through March 15, 2009 on the 2024 Notes. See Note 20.

11. STOCK-BASED COMPENSATION

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2004

Stock Options

     Generally, outstanding options vest over four years after the date of grant and expire eight years after the date of grant. All options granted under the plans to date have been at prices which have been equal to the fair market value at the date of grant.

     Option activity is summarized below:

		Weighted
		Average
	Shares	Exercise Price
	(In thousands)
Outstanding at December 31, 2003	10,319	$8.10
Options granted	205	2.23
Options exercised	(365)	3.50
Options canceled/forfeited	(1,213)	16.54

Outstanding at September 30, 2004	8,946	$7.01

Shares available for future grant	9,580

     The following summarizes information about the Company’s stock options outstanding at September 30, 2004:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining	Average		Average
Range of	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices	(In thousands)	(In years)	Price	(In thousands)	Price
$ 1.25 - 1.74	1,281	6.0	$1.37	637	$1.36
1.89 - 2.62	1,611	5.5	2.14	684	2.13
3.36 - 4.79	1,786	5.8	3.74	901	3.89
5.28 - 7.68	1,839	4.2	5.34	1,763	5.34
8.83 - 12.35	1,945	2.2	11.82	1,945	11.82
13.29 - 30.47	243	3.2	27.01	243	27.01
45.47 - 50.98	241	3.3	47.52	241	47.52

$ 1.25 - 50.98	8,946		$7.01	6,414	$8.77

     Total compensation expense for restricted stock issuances was approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2004 and $0.5 million and $1.6 million for the three and nine months ended September 30, 2003, respectively. Unamortized compensation expense related to restricted stock issuances at September 30, 2004 is $0.5 million.

     The Company issued 0.9 million of deferred stock units to senior executives in December 2002 and 0.6 million in January 2004. The value of these deferred stock units was $1.6 million and $3.0 million, respectively, based on the fair value of the stock as of the date of the grant. Deferred stock units are payable in stock on a one-for-one basis. Payments in respect of the deferred stock units are distributable not earlier than one year after the vesting. The deferred stock units granted in December 2002 and 0.3 million of the units granted in January 2004 vest 25% after one year, then in 36 equal monthly installments thereafter. The remaining 0.3 million of deferred stock units granted in January 2004 vest after five years, or earlier depending on the achievement of certain performance criteria, including the sale of CompuCom. In the second quarter of 2004, the Company adjusted the estimated remaining vesting period for these deferred stock units to reflect the likelihood that the CompuCom transaction would be completed in September 2004. Total compensation expense for deferred stock

\

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2004

units was $0.7 million and $2.0 million for the three and nine months ended September 30, 2004, respectively, and $0.3 million and $0.5 million for the three and nine months ended September 30, 2003, respectively. Unamortized compensation expense related to deferred stock units at September 30, 2004 is $2.0 million.

Total unamortized deferred compensation related to stock awards by subsidiaries was $0.9 million at September 30, 2004.

Pro Forma Disclosures

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002 and, as such have been incorporated below.

		Three Months Ended			Nine Months Ended
		September 30,			September 30,
		2004	2003		2004	2003
		(in thousands, except per share data)
Consolidated net income (loss) from continuing operations	As Reported	$(19,069)		$16,967	$(14,640)	$(5,810)
Deduct: Total stock based employee compensation expense from continuing operations determined under fair value based method for all awards, net of related tax effects		(1,093)		(1,392)	(3,914)	(6,910)

Consolidated net income (loss) from continuing operations	Pro forma	(20,162)		15,575	(18,554)	(12,720)
Income (loss) from discontinued operations	As Reported	(54)		1,275	(21,578)	5,363
Deduct: Total stock based employee compensation expense from discontinued operations determined under fair value based method for all awards, net of related tax effects		—		(208)	(277)	(749)

	Pro forma	$(20,216)		$16,642	$(40,409)	$(8,106)

Income (Loss) Per Share
Basic from continuing operations	As Reported	$(0.16)		$0.14	$(0.12)	$(0.05)
Basic from discontinued operations	As Reported	$—		$0.01	$(0.18)	$0.05

		$(0.16)		$0.15	$(0.30)	$—

Basic from continuing operations	Pro forma	$(0.17)		$0.13	$(0.16)	$(0.11)
Basic from discontinued operations	Pro forma	$—		$0.01	$(0.18)	$0.04

		$(0.17)		$0.14	$(0.34)	$(0.07)

Diluted from continuing operations	As Reported	$(0.16)		$0.14	$(0.12)	$(0.05)
Diluted from discontinued operations	As Reported	$—		$0.01	$(0.18)	$0.03

		$(0.16)		$0.15	$(0.30)	$(0.02)

Diluted from continuing operations	Pro forma	$(0.17)		$0.13	$(0.16)	$(0.11)
Diluted from discontinued operations	Pro forma	$—		$0.01	$(0.18)	$0.03

		$(0.17)		$0.14	$(0.34)	$(0.08)

Per share weighted average fair value of stock options issued on date of grant		$1.46	$	N/A	$1.65	$1.04

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2004

     The following ranges of assumptions were used by the Company, its subsidiaries and its companies accounted for under the equity method to determine the fair value of stock options granted during the three and nine months ended September 30, 2004 and 2003 using the Black-Scholes option-pricing model for public companies and subsidiaries and the minimum value method for private equity method companies:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2004	2003
Company
Dividend yield	0%	0%	0%
Expected volatility	95%	95%	95%
Average expected option life	5 years	5 years	5 years
Risk-free interest rate	3.5%	3.5%	2.5%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Subsidiaries and Equity Method Companies
Dividend yield	0%	0%	0%	0%
Expected volatility	70%	70% to 287%	70% to 109%	0% to 287%
Average expected option life	5 years	3 to 5 years	4 to 5 years	3 to 8 years
Risk-free interest rate	3.9%	1.9% to 3.4%	2.5% to 3.9%	1.9% to 3.7%

No stock options were granted by the Company during the three months ended September 30, 2003.

12. OTHER INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Gain on sale of companies and funds, net	$70	$32,359	$44,486	$49,447
Gain (loss) on trading securities	—	(509)	(396)	301
Impairment charges	(1,700)	(1,351)	(3,197)	(1,840)
Other	709	706	(1,337)	369

	$(921)	$31,205	$39,556	$48,277

     Gain on sale of companies and funds for the three months ended September 30, 2003 of $32.4 million includes $17.3 million related to the sale of Kanbay and $12.7 million related to the third quarter sales of our Internet Capital Group shares. Total net cash proceeds for gains on sale of companies and funds was $0.2 million and $39.8 million for the three months ended September 30, 2004 and 2003, respectively.

     Gain on sale of companies and funds for the nine months ended September 30, 2004 of $44.5 million includes a gain of $31.7 million related to the sale of our interest in Sanchez for cash and shares of Fidelity National Financial in the second quarter of 2004. During the first quarter of 2004, we recorded a gain of $8.5 million related to our sale of Tangram for shares of Opsware. Also included in gain on sale of companies and funds in 2004 is $2.7 million attributable to a distribution from a bankruptcy proceeding and $1.5 million relating to the final payment of an installment sale of a company sold in 1997. Total net cash proceeds for gains on sales of companies and funds was $37.5 million and $69.6 million for the nine months ended September 30, 2004 and 2003, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2004

     Gain on sale of companies and funds for the nine months ended September 30, 2003 of $49.5 million includes $5.9 million relating to the sale of DocuCorp, $19.2 million relating to the sales of all of our shares of Internet Capital Group, and $17.3 million relating to the sale of Kanbay. Also included is a $3.0 million gain related to proceeds received in 2003 for a company sold by us in 1997 and a $0.9 million gain related to the sale of a portion of our interest in a company.

     Gain (loss) on trading securities in 2004 primarily reflect the adjustment to fair value of our holdings in Opsware and subsequent loss on sale of Opsware stock of $0.1 million. Total net cash proceeds related to our sales of Opsware and FNF common stock for the nine months ended September 30, 2004 was $14.8 million. Gain (loss) on trading securities in 2003 primarily reflects the adjustment to fair value of our holdings in VerticalNet, which were classified as trading securities.

     Impairment charges reflect certain equity holdings judged to have experienced an other than temporary decline in value. We also have recorded impairment charges for certain holdings accounted for under the cost method determined to have experienced an other than temporary decline in value in accordance with our existing policy regarding impairment of investments.

13. INCOME TAXES

     The Company’s consolidated income tax expense from continuing operations recorded for the nine months ended September 30, 2004 was $0.1 million, net of a decrease in the valuation allowance of $16.5 million for the nine months ended September 30, 2004.

      At September 30, 2004, the Company and its subsidiaries consolidated for tax purposes had federal net operating loss carryforwards of approximately $195 million and federal capital loss carryforwards of approximately $140 million. The net operating loss carryforwards expire in various amounts from 2004 to 2024. The capital loss carryforwards expire in various amounts from 2006 to 2008. Limitations on utilization of both the net operating loss and capital loss carryforwards may apply.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2004

14. NET INCOME (LOSS) PER SHARE

     The calculations of net income (loss) per share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands except per share data)
		(unaudited)
Basic:
Net income (loss) from continuing operations	$(19,069)	$16,967	$(14,640)	$(5,810)
Net income (loss) from discontinued operations	(54)	1,275	(21,578)	5,363

Net Income (Loss)	$(19,123)	$18,242	$(36,218)	$(447)

Average common shares outstanding	119,572	118,580	119,464	118,365

Income (loss) from continuing operations	$(0.16)	$0.14	$(0.12)	$(0.05)
Income (loss) from discontinued operations	—	0.01	(0.18)	0.05

Net income (loss) per share	$(0.16)	$0.15	$(0.30)	$—

Diluted:
Net income (loss) from continuing operations	$(19,069)	$16,967	$(14,640)	$(5,810)
Effect of public holdings	—	—	—	(1)

Adjusted net income (loss) from continuing operations	$(19,069)	$16,967	$(14,640)	$(5,811)

Average common shares outstanding	119,572	120,622	119,464	118,365

Diluted income (loss) per share from continuing operations	$(0.16)	$0.14	$(0.12)	$(0.05)

Net income (loss)	$(19,123)	$18,242	$(36,218)	$(447)
Effect of public holdings	(408)	(438)	—	(1,584)

Adjusted net income (loss)	$(19,531)	$17,804	$(36,218)	$(2,031)

Average common shares outstanding	119,572	120,622	119,464	118,365

Diluted income (loss) per share	$(0.16)	$0.15	$(0.30)	$(0.02)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2004

     If a consolidated or equity method public company has dilutive stock options, unvested restricted stock, warrants or securities outstanding, diluted net income (loss) per share is computed by first deducting from net income (loss) the income attributable to the potential exercise of the dilutive securities of the company. This impact is shown as an adjustment to net income (loss) for purposes of calculating diluted net income (loss) per share.

     The following dilutive securities were not included in the computation of dilutive net loss per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
Stock Options	375	—	1,221	691
Restricted Stock and Deferred Stock Units	83	—	285	495
Non Vested Restricted Stock	175	696	218	942
Convertible Subordinated Notes	2,271	8,294	4,205	8,294
Convertible Senior Debentures	1,083	—	893	—

15. PARENT COMPANY FINANCIAL INFORMATION

     Parent company financial information is provided to present the financial position and results of operations of the Company as if the less than wholly owned consolidated companies (see Note 2) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies. Parent company financial statements consolidate the financial statements of the Company’s wholly owned subsidiaries, including Alliance Consulting, whose carrying value was $60.0 million at September 30, 2004 and $64.0 million at December 31, 2003.

     As discussed in Note 20, CompuCom’s net assets have been classified as held for sale and their results of operations and cash flows are presented as a discontinued operation as of September 30, 2004. All prior periods have been reclassified to conform to this presentation.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2004

Parent Company Balance Sheets

	September 30,	December 31,
	2004	2003
	(in thousands)
	(unaudited)
Assets
Cash and cash equivalents	$127,432	$122,965
Restricted cash	555	1,019
Short-term investments	15,476	7,081
Other current assets	25,275	23,967
Asset held-for-sale	125,912	146,602

Total current assets	294,650	301,634
Ownership interests in and advances to companies	86,706	102,534
Goodwill	53,307	53,307
Other	23,806	20,111

Total Assets	$458,469	$477,586

Liabilities and Shareholders’ Equity
Convertible subordinated notes	$54,763	$—
Current maturities of other long term debt	504	8,491
Other current liabilities	20,892	20,113

Total current liabilities	76,159	28,604
Long-term debt	9,892	281
Other long-term liabilities	12,198	12,530
Convertible subordinated notes	—	200,000
Convertible senior debentures	150,000	—
Shareholders’ equity	210,220	236,171

Total Liabilities and Shareholders’ Equity	$458,469	$477,586

Parent Company Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue	$21,776	$22,319	$69,073	$67,725

Operating expenses:
Cost of sales	15,218	15,116	47,694	46,199
Selling	3,131	2,960	10,393	9,716
General and administrative	10,251	8,328	28,594	31,296
Amortization of intangibles	771	641	2,392	2,159

Total operating expenses	29,371	27,045	89,073	89,370

Operating Income (Loss)	(7,595)	(4,726)	(20,000)	(21,645)
Other income (loss), net	(521)	31,205	39,556	48,277
Impairment – related party	—	—	—	(659)
Interest, net	(1,500)	(2,134)	(5,954)	(6,479)

Income (loss) from continuing operations before income taxes and equity loss	(9,616)	24,345	13,602	19,494
Income taxes	—	1	—	—
Equity loss	(9,453)	(7,379)	(28,242)	(25,304)

Net income (loss) from continuing operations	(19,069)	16,967	(14,640)	(5,810)
Equity income (loss) attributable to discontinued operations	(54)	1,275	(21,578)	5,363

Net income (loss)	$(19,123)	$18,242	$(36,218)	$(447)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2004

Parent Company Statements of Cash Flows

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
	(unaudited)
Net cash used by operating activities of continuing operations	$(20,724)	$(22,375)

Cash flows from investing activities of continuing operations
Proceeds from sales of available-for-sale and trading securities	14,784	38,981
Proceeds from sales of and distributions from companies and funds	39,085	38,666
Advances to companies	(1,015)	(139)
Repayment of advances to companies	400	1,403
Acquisitions of ownership interests in companies, funds and subsidiaries, net of cash acquired	(26,055)	(27,892)
Capital expenditures	(804)	(500)
Repayments of advances to related party	4,965	1,668
Increase in restricted cash and short-term investments	(24,082)	(13,073)
Decrease in restricted cash and short-term investments	16,150	20,585
Other, net	769	8

Net cash provided by investing activities of continuing operations	24,197	59,707

Cash flows from financing activities of continuing operations
Proceeds from convertible senior debentures	150,000	—
Payment of offering costs on convertible senior debentures	(4,812)	—
Repurchase of convertible subordinated notes	(145,237)	—
Payments of costs to repurchase convertible subordinated notes	(913)	—
Borrowings on revolving credit facilities	45,995	74,379
Repayments on revolving credit facilities	(43,967)	(73,216)
Repayments on term debt	(404)	(964)
Issuance of Company common stock, net	1,281	235
Issuance of subsidiary common stock, net	163	—
Repurchase of subsidiary preferred stock, net	(206)	—

Net cash provided by financing activities of continuing operations	1,900	434

Net cash provided by continuing operations	5,373	37,766
Net cash used for discontinued operations	(906)	—

Net Increase in Cash and Cash Equivalents	4,467	37,766
Cash and Cash Equivalents at beginning of period	122,965	112,714

Cash and Cash Equivalents at end of period	$127,432	$150,480

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2004

16. OPERATING SEGMENTS

     The Company previously reported the following operating segments: i) CompuCom, ii) Strategic Companies, iii) Non-Strategic Companies. As a result of the sale of the Company’s interest in CompuCom, which accounted for approximately 90% of consolidated revenues in the last three years, the Company re-evaluated its operating segments in accordance with FAS 131, “Disclosures About Segments of an Enterprise and Related Information.”

      The Company now presents each of its four consolidated companies as separate segments – Alliance, ChromaVision, Mantas and Pacific Title. The results of operations of the Company’s other Companies, in which the Company has less than a majority interest, as well as the Company’s ownership in funds, will be reported in the “Other Companies” segment.

     All prior periods have been reclassified to reflect the expanded segments presentation.

     Management evaluates segment performance based on segment revenue, operating income (loss) and income (loss) before income taxes, which reflects the portion of income (loss) allocated to minority shareholders.

     Other Items includes certain corporate expenses, which are not identifiable to the operations of the Company’s operating business segments. Other Items primarily consists of general and administrative expenses related to employee compensation, insurance and professional fees including legal, finance and consulting. Other Items also includes interest income, interest expense and income taxes, which are reviewed by management independent of segment results.

     The following tables reflect the Company’s consolidated operating data by reportable segments. Each segment includes the results of the consolidated companies and records the Company’s share of income or losses for entities accounted for under the equity method. Segment results also include impairment charges, gains or losses related to the disposition of the companies and the mark to market of trading securities. All significant intersegment activity has been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and between the Company’s subsidiaries.

     Segment assets included in Other Items include primarily cash and cash equivalents of $126.8 million and $122.6 million at September 30, 2004 and December 31, 2003, respectively.

     Revenue is attributed to geographic areas based on where the services are performed or the customer’s shipped to location. A majority of the Company’s revenue is generated in the United States.

     As of September 30, 2004 and December 31, 2003, the Company’s assets were primarily located in the United States.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2004

The following represents the segment data from continuing operations:

	For the Three Months Ended September 30, 2004
	(in thousands) (unaudited)
								Total
				Pacific			Other	Continuing
	Alliance	ChromaVision	Mantas	Title	Other Companies	Total Segments	Items	Operations
Revenues	$21,749	$2,564	$5,988	$4,635	$—	$34,936	$27	$34,963
Operating loss	$(1,314)	$(5,700)	$(2,817)	$(1,311)	$—	$(11,142)	$(5,223)	$(16,365)
Net loss	$(1,393)	$(3,374)	$(2,865)	$(1,098)	$(4,000)	$(12,730)	$(6,339)	$(19,069)
Segment Assets
September 30, 2004	$78,501	$46,386	$37,836	$17,547	$35,537	$215,807	$167,002	$382,809
December 31, 2003	$78,851	$28,271	$41,280	$15,845	$61,010	$225,257	$148,851	$374,108

	For the Three Months Ended September 30, 2003
	(in thousands) (unaudited)
								Total
				Pacific			Other	Continuing
	Alliance	ChromaVision	Mantas	Title	Other Companies	Total Segments	Items	Operations
Revenues	$21,744	$3,079	$7,155	$7,796	$3,237	$43,011	$70	$43,081
Operating income (loss)	$244	$(2,522)	$(3,942)	$1,783	$305	$(4,132)	$(4,457)	$(8,589)
Net income (loss)	$212	$(1,661)	$(3,636)	$1,834	$27,129	$23,878	$(6,911)	$16,967

	For the Nine Months Ended September 30, 2004
	(in thousands) (unaudited)
								Total
				Pacific			Other	Continuing
	Alliance	ChromaVision	Mantas	Title	Other Companies	Total Segments	Items	Operations
Revenues	$69,008	$6,886	$17,116	$19,496	$1,278	$113,784	$65	$113,849
Operating income (loss)	$(3,571)	$(14,896)	$(11,332)	$947	$(1,396)	$(30,248)	$(14,373)	$(44,621)
Net income (loss)	$(3,783)	$(9,220)	$(11,704)	$870	$31,571	$7,734	$(22,374)	$(14,640)

	For the Nine Months Ended September 30, 2003
	(in thousands)(unaudited)
								Total
				Pacific			Other	Continuing
	Alliance	ChromaVision	Mantas	Title	Other Companies	Total Segments	Items	Operations
Revenues	$65,461	$8,786	$16,103	$24,702	$9,671	$124,723	$244	$124,967
Operating income (loss)	$(2,083)	$(8,035)	$(16,256)	$5,055	$(2,350)	$(23,669)	$(17,266)	$(40,935)
Net income (loss)	$(2,236)	$(5,418)	$(13,253)	$4,337	$35,699	$19,129	$(24,939)	$(5,810)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Other Items
Corporate operations	$(6,411)	$(6,748)	$(22,317)	$(24,654)
Income tax benefit (expense)	72	(163)	(57)	(285)

	$(6,339)	$(6,911)	$(22,374)	$(24,939)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2004

17. BUSINESS COMBINATIONS

Acquisitions by the Company

     In September 2004, the Company acquired additional shares of Pacific Title from minority interest shareholders for a total of $0.4 million. As a result of these purchases of additional shares, the Company increased its ownership in Pacific Title to 86%.

     In the third quarter of 2004, the Company acquired additional shares of Mantas for a total of $8 million. As a result of these purchases of additional shares, the Company increased its ownership in Mantas to 87%.

     In February 2004, the Company acquired additional shares of ChromaVision Medical Systems for $5 million. In March 2004, ChromaVision entered into a securities purchase agreement with a limited number of accredited investors pursuant to which ChromaVision agreed to issue shares of common stock and warrants to purchase an additional shares of common stock for an aggregate purchase price of $21 million. Of the total placement of $21 million, the Company funded $7.5 million to ChromaVision. The Company’s ownership in ChromaVision was 57% at June 30, 2004.

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2004

Pro Forma Financial Information

     The following unaudited pro forma financial information presents the combined results of operations of the Company as if the acquisitions had occurred as of the beginning of the periods presented, after giving effect to certain adjustments, including amortization of intangibles with definite useful lives,. The pro forma results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented and are not intended to be a projection of future results.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2003	2003
	(in thousands)	(in thousands)
	(unaudited)	(unaudited)
Total revenues from continuing operations	$43,081	$124,967
Net income (loss) from continuing operations	$16,927	$(8,486)
Diluted income (loss) per share from continuing operations	$0.14	$(0.07)

     The effect of the 2004 acquisitions did not have a material impact on the financial results for the three and nine months ended September 30, 2004.

18. RELATED PARTY TRANSACTIONS

     In October 2000, the Company guaranteed certain margin loans advanced by a third party to Mr. Musser, then the Chief Executive Officer of the Company. The securities subject to the margin account included shares of the Company’s common stock. The Company entered into this guarantee arrangement to maintain an orderly trading market for its equity securities, to maintain its compliance posture with the Investment Company Act of 1940, and to avoid diversion of the attention of a key executive from the performance of his responsibilities to the Company. In May 2001, the Company entered into a $26.5 million loan agreement with Mr. Musser, the former CEO. The proceeds of the loan were used to repay the margin loans guaranteed by the Company in October 2000. The purpose of the May 2001 loan agreement was to eliminate the guarantee obligations and to provide for direct and senior access to Mr. Musser’s assets as collateral for the loan.

     The loan bears interest at the default annual rate of 9% and became payable on a limited basis on January 1, 2003. The Company sent Mr. Musser a demand notice in January 2003 and, when no payment was received, a default notice. In conjunction with the original loan, Mr. Musser granted the Company security interests in securities and real estate as collateral. Based on the information available to us, the Company also concluded that Mr. Musser may not have sufficient personal assets to satisfy the outstanding balance due under the loan when the loan becomes full recourse against Mr. Musser on April 30, 2006. In the fourth quarter of 2002 and first quarter of 2003, the Company impaired the loan by $11.4 million and $0.7 million respectively, to the estimated value of the collateral that the Company held at that date. The Company’s carrying value of the loan at September 30, 2004 is $7.0 million. The Company will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2004

19. COMMITMENTS AND CONTINGENCIES

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

     These two cases were consolidated for further proceedings under the name “In Re: Safeguard Scientifics Securities Litigation” and the Court approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. The plaintiffs have filed a consolidated and amended complaint. On May 23, 2002, the defendants filed a motion to dismiss the consolidated and amended complaint for failure to state claim upon which relief may be granted. On October 24, 2002, the Court denied the defendants’ motions to dismiss, holding that, based on the allegations of plaintiffs’ consolidated and amended complaint, dismissal would be inappropriate at that juncture. On December 20, 2002, plaintiffs filed with the Court a motion for class certification. On August 27, 2003, the Court denied plaintiffs’ motion for class certification. On September 12, 2003, plaintiffs filed with the United States Court of Appeals for the Third Circuit a petition for permission to appeal the order denying class certification. Safeguard filed its opposition to that petition on September 23, 2003. On November 5, 2003, the Third Circuit denied plaintiffs’ petition and declined to hear the appeal. On November 18, 2003, plaintiffs’ counsel moved to intervene new plaintiffs and proposed class representative in the consolidated action, which motion was denied by the Court on February 18, 2004. On July 12, 2004, a third putative class action complaint captioned Mandell v. Safeguard Scientifics, Inc., et al. was filed against Safeguard and Mr. Musser in the United States District Court for the Eastern District of Pennsylvania. The new complaint asserts similar claims to those asserted in the consolidated and amended class action complaint. The complaint also asserts individual claims on behalf of two individual plaintiffs who had attempted unsuccessfully to intervene in the consolidated action. Safeguard has not yet responded to the new complaint. On August 10, 2004, the Court entered an order staying all proceedings in the Mandell action pending the Court’s ruling on defendants’ summary judgment motion in the consolidated action, or until such later time as the Court may order. While the outcome of this litigation is uncertain, the Company believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2004

CompuCom Litigation

     On May 28, 2004, Safeguard was named along with CompuCom Systems, Inc. and members of CompuCom’s board of directors as a defendant in a putative class action lawsuit brought in the Court of Chancery of the State of Delaware on behalf of CompuCom’s minority stockholders seeking to enjoin the proposed merger of CompuCom with Platinum Equity, LLC on the ground that the members of the board of directors of CompuCom and Safeguard have allegedly breached fiduciary duties to CompuCom and its minority stockholders. On June 1, 2004 and June 10, 2004, two separate additional putative class action lawsuits were filed in the Court of Chancery against the same defendants, each lawsuit asserting claims similar to those brought in the first proceeding. The lawsuits were subsequently consolidated. On July 27, 2004, the plaintiffs filed an amended class action complaint, asserting claims similar to those brought in the original complaints and adding claims relating to CompuCom’s disclosure in its Schedule 14A filed with the Securities & Exchange Commission on July 15, 2004. On July 27, 2004, the plaintiffs also filed a motion for expedited proceedings and discovery in connection with the injunctive relief sought and requested that a preliminary injunction hearing be held before August 19, 2004, the date of the special meetings of the shareholders of the Company and the stockholders of CompuCom relating to the CompuCom merger. Defendants filed their opposition to the motion on July 28, 2004. On July 29, 2004, the Court denied the plaintiffs’ motion to expedite. On September 13, 2004, plaintiffs filed a Second Amended Complaint alleging substantially similar claims. On November 5, 2004, Defendants filed motions to dismiss the Second Amendment Complaint. While the outcome of this litigation is uncertain, the Company believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

Other

     The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

     In connection with its ownership interests in certain affiliates, the Company has guarantees of $33 million at September 30, 2004, of which $29 million relates to guarantees of the Company consolidated companies (and $28 million of which is guaranteed under the Company’s revolving credit facility (See Note 9)). A total of $10 million of debt associated with its guarantees of consolidated companies has been recorded on the consolidated companies’ Balance Sheets, and is therefore reflected in the Company’s Consolidated Balance Sheet at September 30, 2004. Additionally, we have committed capital of approximately $25 million, including commitments made in prior years to various companies and funds, to be funded over the next several years, including approximately $10 million, which is expected to be funded during the next twelve months.

     Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner to the certain private equity funds (the “clawback”). Assuming the funds in which we are a general partner are liquidated or dissolved on September 30, 2004 and assuming for these purposes the only distributions from the funds are equal to the carrying value of the funds on the September 30, 2004 financial statements, the maximum clawback we would be required to return for our general partner interest is approximately $7 million. Management estimates its liability to be approximately $4 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

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

     In October 2001, the Company entered into an agreement with Mr. Musser, its former Chairman and Chief Executive Officer, to provide for annual payments of $650,000 per year and certain health care and other benefits for life. The related current liability of $0.6 million is included in Accrued Expenses and the long-term portion of $4.2 million is included in Other Long-Term Liabilities on the Consolidated Balance Sheet at September 30, 2004.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2004

     The Company has retention agreements with certain executive officers. The maximum aggregate cash exposure under the agreements is $8.0 million at September 30, 2004.

20. SUBSEQUENT EVENTS

     Sale of CompuCom

     On October 1, 2004, the Company completed the sale of its interest in CompuCom, consisting of 24.5 million shares of common stock and 1.5 million shares of preferred stock. The Company received approximately $128 million in gross cash proceeds for its common and preferred shares. The Company also received $1.2 million in cash proceeds from a portion of the shares of CompuCom held as collateral against Mr. Musser’s note receivable. The Company expects to receive an additional $0.8 million in cash proceeds for the remaining shares held as collateral during the fourth quarter of 2004.

     The Company expects to record a gain of approximately $1.5 million in the fourth quarter of 2004.

     In connection with the sale:

•	The Company has provided to the landlord under CompuCom’s Dallas headquarters lease, a letter of credit, which will expire on March 19, 2019, in an amount to $6.3 million. CompuCom agreed to reimburse the Company for all fees and expenses incurred, which may not exceed 1.5% of the aggregate principal amount of the Safeguard letter of credit per annum, in order to obtain and maintain this letter of credit.

•	On October 8, 2004, the Company utilized approximately $16.7 million of the proceeds to escrow interest payments due through March 15, 2009, on the Company’s 2.625% convertible senior debentures with a stated maturity of 2024 pursuant to the terms of the 2024 debentures.

•	On October 12, 2004, the Company gave notice that, on November 12, 2004, it will redeem the remaining $54.8 million of 5% convertible subordinated notes due June 15, 2006.

Results of the discontinued operation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands,)
	(unaudited)
Revenue	$294,272	$330,659	$936,238	$1,038,684
Operating Expenses	(290,796)	(327,086)	(927,161)	(1,023,912)
Impairment	—	—	(42,719)	—
Other	(1,112)	(71)	(1,405)	(242)

Income (Loss) before Income Taxes and Minority Interest	2,364	3,502	(35,047)	14,530
Income Tax (Expense) Benefit	(1,020)	(897)	3,024	(3,632)

Income (Loss) before Minority Interest	1,344	2,605	(32,023)	10,898
Minority Interest	(1,398)	(1,330)	10,445	(5,535)

Net Income (Loss) from Discontinued Operations	$(54)	$1,275	$(21,578)	$5,363

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2004

     In connection with this transaction, in the second quarter of 2004, a possible impairment of the carrying value of goodwill was indicated as the Company’s estimated net proceeds from the transaction were less than the Company’s carrying value of CompuCom. Accordingly, the Company completed the two-step testing requirements of SFAS No. 142. In the first step, the Company compared the fair value of the CompuCom reporting unit to its carrying value. Fair value was determined based on the Company’s estimated net proceeds from the transaction. This calculation resulted in an indication of impairment in the CompuCom reporting unit. The fair value of the CompuCom reporting unit was then allocated to the assets and liabilities of the CompuCom reporting unit. This fair value was then deducted from the fair value of the CompuCom reporting unit to determine the implied fair value of goodwill. The carrying value of the goodwill exceeded its implied fair value by $23.3 million.

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

     After recording the Company’s share of CompuCom’s impairment charge, the Company’s carrying value of its goodwill still exceeded its implied fair value by $9.3 million and the Company recorded an additional impairment charge of $9.3 million in the second quarter of 2004.

     The results from discontinued operations exclude the future operating results and any future gains or losses from the sale of CompuCom.

     The assets and liabilities of discontinued operations are as follows:

	September 30,	December 31,
	2004	2003
	(in thousands)
	(unaudited)
Cash	$142,715	$81,145
Accounts receivable, less allowances	134,028	212,141
Inventory	17,905	35,612
Other current assets	3,218	4,252

Total current assets	297,866	333,150

Property and equipment, net	17,525	19,134
Goodwill	62,170	104,889
Other assets	7,561	5,205

Total non-current assets	87,256	129,228

Total Assets	$385,122	$462,378

Accounts payable	$90,927	$105,007
Accrued expenses	43,430	76,237
Deferred revenue	4,082	4,922

Total current liabilities	138,439	186,166

Minority interest	120,771	129,610

Total non-current liabilities	120,771	129,610

Carrying value of CompuCom	$125,912	$146,602

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2004

     Other

     On October 21, 2004, the Company announced that it had signed a definitive agreement to acquire the business and substantially all of the assets of Laureate Pharma L.P. for approximately $29.5 million in cash. Laureate Pharma is a privately held bioprocessing and drug delivery services company dedicated to supporting the development and commercialization of new pharmaceuticals and diagnostics. The transaction, which is subject to standard closing conditions, is expected to close in the fourth quarter of 2004.

     In October 2004, Alliance Consulting acquired 100% of the issued and outstanding stock of Mensamind, Inc. for approximately $4 million comprised of cash and the issuance of stock options. Mensamind provides IT consulting services.

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

General

     We seek to create long-term shareholder value by taking controlling interests primarily in information technology and life sciences companies and helping them develop through superior operations and management. We sponsor companies at the leading edge of technology cycles and work to accelerate the commercialization of their technology-based solutions, products and services. Our value creation strategy is designed to drive superior growth at our companies by providing leadership and counsel, capital support and financial expertise, strategic guidance and operating discipline, access to best practices and industry knowledge, we offer a range of operational and management services to each of our companies through a team of dedicated professionals. We engage in an ongoing planning and assessment process through our involvement and engagement in the development of our companies, and our executives provide mentoring, advice and guidance to develop the management of our companies.

     In general, we continue to hold our ownership interest in companies as long as we believe that the company meets our criteria and that we can leverage our resources to assist them in achieving superior financial performance and value growth. When a company no longer meets our criteria, we consider divesting the company and redeploying the capital realized in other acquisition and development opportunities. We may achieve liquidity events through a number of means, including a sale of an entire company or sales of our interest in a company, which may include, in the case of our public companies, sales in the open market or in privately negotiated sales, and public offerings of the company’s securities.

     We focus our resources on the operations of our majority-owned companies in order to assist them in increasing market penetration, growing revenue, improving cash flow and creating long-term value growth. We see growing market opportunities for companies that operate in the following two categories:

•	Information Technology (which we previously referred to as “Business Decision Solutions”). Companies focused on developing complex information technology, software and service solutions that deliver specialized information that becomes the basis for business decision-making. Our companies specialize in the financial services, healthcare, life sciences, telecommunications and retail industries and include a full service information technology services and consulting company; and

•	Life Sciences. Companies focused on drug formulation or delivery techniques, specialty pharmaceuticals, diagnostics or bioinformatics.

     Many of our companies that we account for under the equity method or consolidation method are technology-related companies that have incurred substantial losses in prior periods. We expect these losses to continue in 2004. In addition, we expect to continue to acquire interests in more technology-related companies that may have operating losses when we acquire them. We also expect certain of our existing companies to continue to invest in their products and services and to recognize operating losses related to those activities. As a result, our operating losses attributable to our corporate operations, our equity accounted subsidiaries and our consolidated subsidiaries could continue to be significant. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that we operate in a volatile business environment. This could result in additional material impairment charges in future periods. Our financial results are also affected by acquisitions or dispositions of our subsidiaries or equity or debt interests in our subsidiaries. These transactions have resulted in significant volatility in our financial results, which we expect will continue.

Discontinued Operations

     During the third quarter of 2004, our shareholders approved the sale of our interest in CompuCom Systems, Inc. Having met the criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, CompuCom’s net assets have been classified as held for sale and their results of operation and cash flows are presented as a discontinued operation as of September 30, 2004. All prior periods presented have been reclassified to conform to this presentation.

     On October 1, 2004, we completed the sale of our interest in CompuCom, consisting of 24.5 million shares of common stock and 1.5 million shares of preferred stock. We received approximately $128 million in gross cash proceeds for our common and preferred shares. The Company expects to record a gain of approximately $1.5 million in the fourth quarter of 2004 related to the sale of CompuCom.

     During the three and nine months ended September 30, 2004, we recorded losses from discontinued operations of $0.1 million and $21.6 million respectively, related to our share of CompuCom’s losses, net of minority interest, and an impairment charge we recorded to reduce our carrying value in CompuCom to its estimated fair value in the second quarter of 2004. During the three and nine months ended September 30, 2003, we recorded income from discontinued operations of $1.3 million and $5.4 million respectively, related to our share of CompuCom’s income, net of minority interest.

Critical Accounting Policies and Estimates

     Accounting policies, methods and estimates are an integral part of consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

     While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include the following:

•	Revenue recognition

•	Allowance for doubtful accounts

•	Recoverability of goodwill

•	Recoverability of intangible assets, net

•	Recoverability of ownership interests in and advances to companies

•	Recoverability of notes receivable — related party

•	Income taxes

•	Commitments and contingencies

Revenue Recognition

     During 2004 and 2003, our revenue from continuing operations was primarily attributable to Alliance, ChromaVision, Mantas and Pacific Title.

     Alliance generates revenue primarily from consulting services. Revenue is generally recognized upon the performance of services. Certain services are performed under fixed-price service contracts related to discrete projects. Revenue from these contracts are recognized using the proportional performance method, primarily based on the percentage that earned revenue to date compares to the estimated total revenue after giving effect to the most recent estimates of total revenue. Losses expected to be incurred on jobs in process are charged to income in the period such losses become known.

     ChromaVision places most of its instruments with users on a “fee-per-use” basis. Revenue is recognized based on the greater of actual usage fees or the minimum monthly rental fee. Under this pricing model, ChromaVision owns most of the ACIS® instruments that are engaged in service and, accordingly, all related depreciation and maintenance and service costs are expensed as incurred. For those instruments that are sold, ChromaVision recognizes and defers revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to

Certain Arrangements.” At the outset of the arrangement with the customer, ChromaVision defers revenue for the fair value of its undelivered elements (e.g., maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically twelve months. Revenue on product sales is recognized upon acceptance by the customer subsequent to a testing and evaluation period. Laboratory revenue is recognized at the time of completion of services at amounts equal to the anticipated collections of amounts to be billed to Medicare, third party insurance payors, and patients. Because of the requirements and nuances of billing for laboratory services, ChromaVision may invoice these parties’ amounts that are greater than those allowable for payment, however, only the expected payment from these parties is recorded as revenue.

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

     Pacific Title’s revenue is primarily derived from providing film titles, end credits, 2D and 2D special effects, film scanning and recording, and related post-production services to the motion picture and television industry. Revenue is recognized on a percentage of completion basis based on costs incurred to total estimated costs to be incurred. Any anticipated losses on contracts are expensed when identified. Pacific Title also generated revenue from manufacturing, installing and selling large format film projector systems through June 2003. Revenue for projector systems was recognized when persuasive evidence of an arrangement existed, delivery and customer acceptance had occurred, the sales price was fixed and determinable and collectibility was reasonably assured.

Allowance for Doubtful Accounts

     The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. We specifically analyze trade receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that we would be able to realize more of our receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

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

     The carrying value of goodwill at September 30, 2004 was $92 million.

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

     The carrying value of net intangible assets at September 30, 2004 was $8 million.

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

     As of September 30, 2004, the value of the collateral pledged by Mr. Musser to secure the loan had an approximate value of $10.7 million compared to the loan’s carrying value of $7.0 million. The collateral pledged includes $2.5 million of publicly traded securities and $8.2 million of real estate. The publicly traded securities are valued using quoted market prices. The value of the real estate is based on an appraisal done by an independent real estate appraisal firm. We will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis.

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

Net Results of Operations

     We previously reported the following operating segments: i) CompuCom, ii) Strategic Companies, and iii) Non-Strategic Companies. As a result of the sale of our interest in CompuCom, which accounted for approximately 90% of our revenues in the last three years, we re-evaluated our operating segments in accordance with FAS 131, “Disclosures About Segments of an Enterprise and Related Information.”

      We now present each of our four consolidated companies as separate segments – Alliance, ChromaVision, Mantas and Pacific Title. The results of operations of our other companies, in which we have less than a majority interest, as well as our ownership in funds, will be reported in a segment called “Other Companies” segment.

     All prior periods have been reclassified to reflect the expanded segment presentation.

     Management evaluates segment performance based on segment revenue, operating income (loss) and income (loss) before income taxes, which reflects the portion of income (loss) allocated to minority shareholders.

     Other Items includes certain corporate expenses which are not identifiable to the operations of the Company’s operating business segments. Other Items primarily consists of general and administrative expenses related to employee compensation, insurance and professional fees including legal, finance and consulting. Other also includes interest income, interest expense and income taxes, which are reviewed by management independent of segment results.

     The following tables reflect our consolidated operating data by reportable segments. Each segment includes the results of the consolidated companies and records our share of income or losses for entities accounted for under the equity method. Segment results also include impairment charges, gains or losses related to the disposition of the companies and the mark to market of trading securities. All significant intersegment activity has been eliminated in consolidation. Accordingly, segment results reported by us exclude the effect of transactions between us and our subsidiaries and between our subsidiaries.

     The Company’s operating results by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Alliance	$(1,393)	$212	$(3,783)	$(2,236)
ChromaVision	(3,374)	(1,661)	(9,220)	(5,418)
Mantas	(2,865)	(3,636)	(11,704)	(13,253)
Pacific Title	(1,098)	1,834	870	4,337
Other companies	(4,000)	27,129	31,571	35,699

Total segments	(12,730)	23,878	7,734	19,129
Other Items:
Corporate operations	(6,411)	(6,748)	(22,317)	(24,654)
Income tax benefit (expense)	72	(163)	(57)	(285)

Net Income (loss) from continuing operations	$(19,069)	$16,967	$(14,640)	$(5,810)

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

     Alliance, ChromaVision and Mantas incurred losses in 2004 and may need additional capital to fund their operations. If we decide not to provide sufficient capital resources to allow them to reach a positive cash flow position, and they are unable to raise capital from outside resources, they may need to scale back their operations. If these companies meet their business plans for 2004 and the related milestones established by us, we believe they will have sufficient cash or availability under established lines of credit to fund their operations for at least the next twelve months.

Alliance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue	$21,749	$21,744	$69,008	$65,461
Operating expenses	23,063	21,500	72,579	67,544

Operating income (loss)	(1,314)	244	(3,571)	(2,083)
Interest, net	(85)	(31)	(225)	(158)
Minority interest	6	(1)	13	5

Net income (loss) before income taxes	$(1,393)	$212	$(3,783)	$(2,236)

     Alliance Consulting provides custom software solutions and IT consulting services to clients in the Fortune 2000 market. Alliance’s business-driven solutions encompass strategic IT and business intelligence consulting, application outsourcing, data warehouse integration, custom application development and packaged software integration. Alliance has expertise in the pharmaceutical, healthcare and financial services sectors and draws on the skills of more than 500 employees and independent contractors.

     Alliance recognizes revenue upon the performance of services. Contracts for services are typically for one year or less. Alliances’ revenue potential is largely dependent upon spending for IT services and its ability to compete with both on-shore and off-shore providers. In October 2004, Alliance announced the acquisition of Mensamind, an Indian software development company. This acquisition of offshore capabilities should enhance Alliance’s offerings and its ability to compete.

Alliance is a wholly owned subsidiary.

Revenue

     Quarter 2004 vs. 2003 Revenue for the three months ended September 30, 2004 remained constant as compared to the prior year period. Alliance’s revenue continues to be impacted by general economic uncertainty causing many clients to delay project starts or award projects in multiple stages versus one large project.

     Year-to-date 2004 vs. 2003. Revenue increased $3.5 million or 5.4% for the nine months ended September 30, 2004 as compared to the prior year period. Although Alliance has seen an increase in revenue since the prior year period, the market is still difficult for IT projects. Clients are delaying projects, or are awarding projects in multiple stages versus one large project.

Operating Income (Loss)

     Quarter 2004 vs. 2003. Operating loss increased $1.6 million for the three months ended September 30, 2004 as compared to the prior year period. Alliance attributes this increase to non-cash compensation costs of $0.2 million related to certain executives and $0.6 million of costs related to developing its off-shore capabilities to enhance its flexibility in customizing solutions offered to its clients. The remainder of the increase is due to employee-related costs related to new business development activities.

     Year-to-date 2004 vs. 2003. Operating loss increased $1.5 million for the nine months ended September 30, 2004 as compared to the prior year period. Alliance attributes the change to $1.0 million of costs in 2004 related to developing its off-shore capabilities to enhance its flexibility in customizing solutions offered to its clients. An additional $0.5 million is related to non-cash compensation costs to certain executives and $0.6 million related to severance for the former CEO. An additional $0.4 million is due to amortization of intangibles related to the acquisition of Alliance in 2002. The remainder of the increased expenses is due to employee-related costs related to business development activities and the enhancement of the Senior Management team. These increased expenses were partially offset by a $2.1 million increase in gross profit as a result of improved utilization during the 2004 period.

ChromaVision

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue	$2,564	$3,079	$6,886	$8,786
Total operating expenses	8,264	5,601	21,782	16,821

Operating loss	(5,700)	(2,522)	(14,896)	(8,035)
Interest, net	9	(11)	(60)	1
Minority interest	2,317	872	5,736	2,616

Net loss before income taxes	$(3,374)	$(1,661)	$(9,220)	$(5,418)

     ChromaVision is an advanced diagnostics technology and services company focused on improving the quality of patient care while reducing medical costs and speeding the discovery of new drugs to treat cancer. ChromaVision develops, manufactures and markets a versatile automated microscope system called ACIS® with the ability to detect, count and classify cells to assist pathologists in making critical medical decisions.

     ChromaVision recently began providing stain and scan only services to pathologists for analysis in their offices using the ACIS® software. Upon licensure, ChromaVision will also be providing comprehensive laboratory services ranging from in-house pathology testing using the ACIS® to other cutting-edge diagnostic technologies that assist physicians in managing cancer.

     Revenue is recognized based on the greater of actual usage fees or the minimum monthly rental fee for the ACIS® specified in the contract with the customer. Revenue on product sales is recognized upon acceptance by the customer subsequent to a testing and evaluation period. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically 12 months. Lab revenue is recognized at the time of completion of the services.

     Future revenue will be impacted by ChromaVision’s ability to sell ACIS® units to research and development organizations, expand its tests to other cancer therapies, expand its lab services offerings and to partner with pharmaceutical industry drug developers in defining target therapies for specific, identifiable markers. ChromaVision is expected to face increasing competition from competitors in its existing and expansion markets.

     As of September 30, 2004, we own a 57% voting interest in ChromaVision.

Revenue

     Quarter 2004 vs. 2003. Revenue declined $0.5 million or 16.7% for the three months ended September 30, 2004 as compared to the prior year period. ChromaVision attributes the decline primarily to pricing concessions offered to customers in response to lower reimbursement from Medicare to ChromaVision’s customers. Also impacting the decline in revenue was the termination of ChromaVision’s contract with their largest customer, US Labs. This contract ended July 1, 2004 so that ChromaVision could provide the lab services to customers directly. Partially offsetting these declines was an increase in system sale revenue and the addition of lab services revenue. In the second quarter of 2004, ChromaVision began offering lab services, which contributed $0.8 million of revenue in the third quarter. The increase in system sales of $0.2 million is due to the sale of three systems sold in 2004 as compare to two systems sold in 2003.

     Year-to-date 2004 vs. 2003. Revenue declined $1.9 million or 21.6% for the nine months ended September 30, 2004 as compared to the prior year period. ChromaVision attributes the decline primarily to pricing concessions offered to customers in response to lower reimbursement from Medicare to ChromaVision’s customers. Also impacting the decline in revenue was the termination of ChromaVision’s contract with their largest customer, US Labs. Partially offsetting these declines was an increase in system sale revenue and the addition of lab services revenue. In the second quarter of 2004, ChromaVision began offering lab services, which contributed $1.0 million of revenue during the nine months ended September 30, 2004. The increase in systems sales of $0.9 million is due to the sale of eleven systems sold in 2004 as compared to four systems sold in 2003.

     ChromaVision anticipates that the average monthly ACIS® system revenue will remain at approximately the current level of 2004 and that most, if not all, of the negative impact from reimbursement changes has been reflected in the current revenue amounts. ACIS® systems revenue per unit is expected to continue to decline because of competitive pricing pressures.

Operating Loss

     Quarter 2004 vs. 2003. Operating loss increased $3.2 million for the three months ended September 30, 2004 as compared to the prior year period. ChromaVision attributes this increase primarily to costs associated with establishing its new laboratory services and lab service direct costs of approximately $1.0 million. The decline is also due to reduced margins for ACIS® systems and increased legal costs in 2004.

     Year-to-date 2004 vs. 2003. Operating loss increased $6.9 million for the nine months ended September 30, 2004 as compared to the prior year period. ChromaVision attributes this increase primarily to costs associated with establishing its new laboratory services and lab service direct costs of approximately $2.6 million. The decline is also due to reduced margins for ACIS® systems, increased non-cash compensation charges, lab branding and legal and professional fees surrounding various corporate matters.

Net Loss Before Taxes

     Quarter 2004 vs. 2003. Net loss before income taxes increased $1.7 million for the three months ended September 30, 2004 as compared to the prior year period. The change is due to the increased operating loss as discussed above, partially offset by an increase in the amount of losses allocated to minority interest.

     Year-to-date 2004 vs. 2003. Net loss before taxes increased $3.8 million for the nine months ended September 30, 2004 as compared to the prior year period The change is due to the increased operating loss as discussed above, partially offset by an increase in the amount of losses allocated to minority interest.

Mantas

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue	$5,988	$7,155	$17,116	$16,103
Total operating expenses	8,805	11,097	28,448	32,359

Operating loss	(2,817)	(3,942)	(11,332)	(16,256)
Other income, net	1	258	1	203
Interest, net	(49)	(69)	(65)	(1)
Minority interest	—	117	(308)	2,801

Net loss before income taxes	$(2,865)	$(3,636)	$(11,704)	$(13,253)

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

     For comparative purposes, the operating results of SOTAS, Inc., have been combined with the operating results of Mantas for all periods presented.

     As of September 30, 2004, we own an 87% voting interest in Mantas.

Revenue

     Quarter 2004 vs. 2003. Revenue decreased $1.2 million or 16.3% for the three months ended September 30, 2004 as compared to the prior year period. Mantas attributes this decline to a decrease in new sales from the telecommunications industry and the timing of software license revenues within the year.

     Year-to-date 2004 vs. 2003. Revenue increased $1.0 million or 6.3% for the nine months ended September 30, 2004 as compared to the prior year period. Mantas attributes this increase to continued sales growth in the financial services industry, partially offset by continued weakness in the telecommunications market.

Operating Loss

     Quarter 2004 vs. 2003. Operating loss decreased $1.1 million or 28.5% for the three months ended September 30, 2004 as compared to the prior year period. The decline in operating loss relates to cost savings realized from the elimination of certain management expenses following the merger with SOTAS in October 2003 as well as targeted cost reductions undertaken in 2004. In addition, Mantas has realized improved margins on its services revenues.

     Year-to-date 2004 vs. 2003. Operating loss declined $4.9 million or 30.3% for the nine months ended September 30, 2004 as compared to the prior year period. The decline in operating loss relates to cost savings realized from the elimination of certain management expenses following the merger with SOTAS in October 2003 as well as targeted cost reductions undertaken in 2004. In addition, Mantas has realized improved margins on its services revenues.

Net Income (Loss) before Income Taxes

     Quarter 2004 vs. 2003. Net loss before income taxes decreased $0.8 million for the three months ended September 30, 2004 as compared to the prior year period. The improved results are due to cost savings and cost reduction initiatives described above.

     Year-to-date 2004 vs. 2003. Net loss before income taxes decreased $1.5 million for the three months ended September 30, 2004 as compared to the prior year period. The improved results are due to cost savings and cost reduction initiatives described above, partially offset by a reduction in the amount of losses allocated to minority interest. The amount of minority interest related to Mantas has been reduced to zero, and as a result, we now record 100% of Mantas’ losses in our consolidated operating results.

Pacific Title

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue	$4,635	$7,796	$19,496	$24,702
Total operating expenses	5,946	6,013	18,549	19,647

Operating income (loss)	(1,311)	1,783	947	5,055
Other income, net	—	394	95	—
Interest, net	(7)	(16)	(32)	(44)
Minority interest	220	(327)	(140)	(674)

Net income (loss) before taxes	$(1,098)	$1,834	$870	$4,337

     Pacific Title’s revenue is primarily derived from providing film titles, end credits, 2D and 2D special effects, film scanning and recording, and related post-production services to the motion picture and television industry. In 2003, Pacific Title sold large format film projectors, however, it exited this business in the second quarter of 2003. Revenue is recognized on a percentage of completion basis based on costs incurred to total estimated costs to be incurred. Any anticipated losses on contracts are expensed when identified. Pacific Title also generated revenue from manufacturing, installing and selling large format film projector systems through June 2003. Revenue for projector systems was recognized when persuasive evidence of an arrangement existed, delivery and customer acceptance had occurred, the sales price was fixed and determinable and collectibility was reasonably assured.

     As of September 30, 2004, we own an 86% voting interest in Pacific Title.

Revenue

     Quarter 2004 vs. 2003. Revenue decreased $3.2 million or 40.5% for the three months ended September 30, 2004 as compared to the prior year period. For the current quarter, Pacific Title experienced an industry wide seasonal decline in after summer post-production services to the movie industry than in the third quarter of 2003.

     Year-to-date 2004 vs. 2003. Revenue decreased $5.2 million or 21.1% for the nine months ended September 30, 2004 as compared to the prior year period. Pacific Title attributes $4.1 million of this decline to the sales of large format projectors in 2003, which they no longer sell. The remaining $1.1 million decrease in revenue is attributable to the decline in the third quarter as discussed above.

Operating Income (Loss)

     Quarter 2004 vs. 2003. Operating loss increased $3.1 million for the three months ended September 30, 2004 as compared to the prior year period. The increased loss is due to the decline in revenues discussed above, while operating expenses remained substantially the same.

     Year-to-date 2004 vs. 2003. Operating income decreased $4.1 million for the nine months ended September 30, 2004 as compared to the prior year period. The increased loss is due to the $5.2 million decline in revenues discussed above, without a corresponding decrease in operating expenses due to increases related to payroll and associated expenses of $0.9 million, deferred compensation expense of $0.6 million, equipment lease expense of $0.4 million and depreciation expense of $0.4 million.

Net Income (Loss) Before Taxes

     Quarter 2004 vs. 2003. Net loss before taxes was $1.1 million for the three months ended September 30, 2004 versus $1.8 million of net income before taxes in the prior period. The change is due to the increased operating loss described above.

     Year-to-date 2004 vs. 2003. Net income before taxes decreased $3.5 million for the nine months ended September 30, 2004 as compared to the prior year period. The change is due to the reduced operating income described above.

Other Companies

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Revenue	$—	$3,237	$1,278	$9,671
Total operating expenses	—	2,932	2,674	12,021

Operating income (loss)	—	305	(1,396)	(2,350)
Other income (loss), net	(1,630)	30,498	40,939	47,909
Interest, net	—	(22)	(10)	(287)
Minority interest	—	(57)	584	158
Equity loss	(2,370)	(3,595)	(8,546)	(9,731)

	$(4,000)	$27,129	$31,571	$35,699

     Revenue for the Other Companies segment is primarily derived from Tangram in 2003 and until Tangram was sold in February 2004. Revenue included software license sales of Tangram’s asset tracking software, software maintenance contracts and post-contract customer support consulting services. The Other Companies segment also included the management fees generated by a management company of a private equity fund through August 2003 when it was sold. In 2003, this segment also included the operating results of Agari Mediaware, which was shut down in July 2003.

Revenue.

     Quarter 2004 vs. 2003. Revenue decreased $3.2 million for the three months ended September 30, 2004 as compared to the prior year period. A total of $2.7 million of the total decline in revenue relates to the sale in February 2004 of Tangram. Also contributing to the decline is $0.5 million related to the sale of our interest in a management company of a private equity fund in August 2003.

     Year-to-Date 2004 vs. 2003. Revenue decreased $8.4 million for the nine months ended September 30, 2004 as compared to the prior year period. A total of $6.3 million of the total decline in revenue relates to the sale in February 2004 of Tangram. Also contributing to the decline is $2.0 million related to the sale of our interest in a management company of a private equity fund in August 2003.

Operating Income (Loss)

     Quarter 2004 vs. 2003. Operating income declined $0.3 million for the three months ended September 30, 2004 as compared to the prior year period. A total of $0.2 million of the decline is related to operations at Tangram, which was sold in February 2004 and $0.1 million related to a management company of a private equity fund, which was sold in August of 2003.

     Year-to-Date 2004 vs. 2003. Operating loss decreased $1.0 million for the nine months ended September 30, 2004 as compared to the prior year period. A total of $2.1 million and $0.5 million of the decline relates to operations at Agari Mediaware, and Protura Wireless which were shut down in July 2003. Partially offsetting the decline was an increase of $1.5 million at Tangram, which was sold in February 2004.

     Other Income (Loss), Net.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Gain on sale of companies and funds, net	$70	$32,359	$44,486	$49,447
Gain (loss) on trading securities	—	(509)	(396)	301
Impairment charges	(1,700)	(1,351)	(3,197)	(1,840)
Other	—	(1)	46	1

	$(1,630)	$30,498	$40,939	$47,909

     Quarter 2004 vs. 2003. Gain on sale of companies and funds for the three months ended September 30, 2003 of $32.4 million includes $17.3 million related to the sale of Kanbay and $12.7 million related to the third quarter sales of our Internet Capital Group shares. Total net cash proceeds for gains on sale of companies and funds was $0.2 million and $39.8 million for the three months ended September 30, 2004 and 2003, respectively.

     Year-to-Date 2004 vs. 2003. Gain on sale of companies and funds for the nine months ended September 30, 2004 of $44.5 million includes a gain of $31.7 million related to the sale of our interest in Sanchez for cash and shares of Fidelity National Financial (“FNF”) in the second quarter of 2004. During the first quarter of 2004, we recorded a gain of $8.5 million related to our sale of Tangram for shares of Opsware. Also included in gain on sale of companies and funds is $2.7 million attributable to a distribution from a bankruptcy proceeding and $1.5 million relating to the final payment of an installment sale of a company sold in 1997. Total net cash proceeds for gains on sales of companies and funds was $37.5 million and $69.6 million for the nine months ended September 30, 2004 and 2003, respectively.

     Gain on sale of companies and funds for the nine months ended September 30, 2003 of $49.4 million includes $5.9 million relating to the sale of DocuCorp, $19.2 million relating to the sales of all of our shares of Internet Capital Group, and $17.3 million relating to the sale of Kanbay. Also included is a $3.0 million gain related to proceeds received in 2003 for a company sold by us in 1997 and a $0.9 million gain related to the sale of a portion of our interest in a company.

     Gain (loss) on trading securities in 2004 primarily reflect the adjustment to fair value of our holdings in Opsware and subsequent loss on sale of Opsware stock of $0.1 million. Total net cash proceeds related to our sales of Opsware and FNF common stock for the nine months ended September 30, 2004 was $14.8 million. Gain (loss) on trading securities in 2003 primarily reflect the adjustment to fair value of our holdings in VerticalNet, which were classified as trading securities.

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

Corporate Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
General and administrative costs, net	$(4,657)	$(3,645)	$(12,321)	$(15,159)
Stock-based compensation	(566)	(812)	(2,052)	(2,107)
Interest income	520	569	1,410	1,760
Interest expense	(2,014)	(2,897)	(7,348)	(8,613)
Impairment-Related Party	—	—	—	(659)
Other	306	37	(2,006)	124

	$(6,411)	$(6,748)	$(22,317)	$(24,654)

     General and Administrative Costs, Net. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and consulting, and travel-related costs. The increase of $1.0 million for the three months ended September 30, 2004 as compared to the prior year period is primarily due to increased professional fees including those related to compliance initiatives. The $2.8 million decline in general and administrative costs for the nine months ended September 30, 2004 as compared to the prior year period is mainly attributable to severance costs included in the 2003 period and the reduction in the use of outside consulting services.

     Stock Based Compensation. Stock based compensation consists primarily of expense related to grants of restricted stock and deferred stock units to employees. This expense decreased for the three and nine months ended September 30, 2004 versus the same period in the prior year due to a decrease in amortization as more restricted stock vested in the 2003 periods.

     Interest Income. Interest income remained constant for the three months ended September 30, 2004 as compared to the prior year period and decreased $0.4 million for the nine months ended September 30, 2004 when compared to the same prior year period. The decline is related to the interest on a note in 2004 related to the sale of the corporate campus in October 2003 as well as the collection of an installment sale related to a company sold in 1997. Both the note and installment sale were paid to the Company in 2004. Also attributing to the decline is a decline of interest earned on invested cash balances due to lower interest rates in 2004 as compared to 2003.

     Interest Expense. Interest expense is primarily comprised of the interest payments on our $200 million, 5% subordinated convertible notes due 2006 and the $150 million, 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense decreased $0.9 million and $1.3 million for the three and nine months ended September 30, 2004 when compared to the same prior year period due to the purchases we completed of a portion of the 2006 Notes through privately negotiated transactions during the first and second quarters of 2004. Partially offsetting this decrease is an increase of $1.0 million and $2.4 million for the three and nine months ended September 30, 2004 related to the 2024 Notes issued in February 2004.

     Impairment – related party. In May 2001, we entered into a loan agreement with Mr. Musser, our former CEO. In the first quarter of 2003, we impaired the loan by $0.7 million to the estimated value of the collateral that we held at that date.

Other. Included in this category are costs associated with the repurchases of our 2006 Notes in the first and second quarter of 2004, including $1.4 million related to the acceleration of the amortization relative to deferred issuance costs and $0.9 million related to the commissions and premiums paid.

Income Taxes

     Our consolidated income tax expense recorded for the nine months ended September 30, 2004, was $0.1 million, net of a decrease in the valuation allowance of $16.5 million for the nine months ended September 30, 2004. The tax expense relates to state income tax expense generated by subsidiaries in jurisdictions where the company has no offsetting tax attributes. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years.

Liquidity and Capital Resources

     We funded our operations with proceeds from sales of and distributions from companies, funds, and trading securities. Other sources of liquidity which have been utilized by Safeguard in prior periods include sales of available-for-sale securities, Safeguard equity and issuance of Safeguard debt. Our ability to generate liquidity from sales of companies, sales of available-for-sale securities and Safeguard equity and debt issuances has at times been adversely affected by the decline in the US markets and other factors.

Parent Company

     Parent company includes Safeguard and its wholly owned subsidiaries, including Alliance Consulting.

     As of September 30, 2004 at the parent company level, we had $127.4 million of cash and cash equivalents, $0.6 million of restricted cash and $15.5 million of short-term investments, for a total of $143.5 million. In addition, our majority-owned subsidiaries had cash and cash equivalents of $22.3 million.

     Proceeds from sales of and distributions from companies and funds were $0.7 million and $39.1 million for the three and nine months ended September 30, 2004, primarily related to the sale of Sanchez in April 2004. Proceeds from sales of available-for-sale and trading securities were $14.8 million for the nine months ended September 30, 2004, primarily attributable to sales of FNF and Opsware common shares. Proceeds from sales of and distributions from companies and funds were $31 million and $39 million for the three and nine months ended September 30, 2003. Proceeds from sales of available-for-sale and trading securities were $17 million and $39 million for the three and nine months ended September 30, 2003.

     In September 2004, we increased our revolving credit facility that provides for borrowings, issuances of letters of credit and guarantees from $25 million to $55 million. The amended agreement provides Safeguard with a $45 million revolving line and a $10 million letter of credit facility. Borrowing availability under the facility is reduced by the face amount of outstanding letters of credit and guarantees. This credit facility matures in May 2005 and bears interest at the prime rate for outstanding borrowings. The facility requires cash collateral equal to one times any outstanding amounts under the facility. In conjunction with the issuance of the 2024 Notes, we amended our revolving credit facility to grant the bank a right to a security interest in accounts held by us at the bank equal to any amounts outstanding under the facility. This facility provides us additional flexibility to implement our strategy and support our companies. As of September 30, 2004, we provided guarantees related to three strategic companies’ credit facilities that allowed for borrowing of up to $28 million of which $8 million was outstanding. As of September 30, 2004, there was $27 million available under the facility.

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

     In May 2001, we entered into a $26.5 million loan agreement with Mr. Musser, the former CEO of Safeguard. The carrying value of the loan at September 30, 2004 was $7.0 million and the value of the underlying collateral was $10.7 million.

     In connection with our ownership interests in certain affiliates, we have guarantees associated with various forms of debt including lines of credit, term loans, performance bonds, equipment leases and mortgages. Of our total guarantees of $33 million at September 30, 2004, a total of $28 million relates to guarantees of our consolidated companies under our credit facility. A total of $8 million of debt associated with our guarantees has been recorded on the consolidated companies’ Balance Sheets and is therefore reflected in the Company’s Consolidated Balance Sheets at September 30, 2004. Additionally, we have committed capital of approximately $25 million, including commitments made in prior years to various companies and funds, to be funded over the next several years, including approximately $10 million, which is expected to be funded in the next twelve months.

     We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions it received as a general partner to the fund for further distribution to the fund’s limited partners (the “clawback”). Assuming the Funds in which we are a general partner are liquidated or dissolved on September 30, 2004 and assuming for these purposes the only distributions from the funds is equal to the carrying value of the funds on the September 30, 2004 financial statements, the maximum clawback we would be required to return for our general partner interest is approximately $7 million. Management estimates its liability to be approximately $4 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

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

     In October 2001, Safeguard entered into an agreement with its former Chairman and Chief Executive Officer to provide for annual payments of $650,000 per year and certain health care and other benefits for life. The related current liability of $0.6 million is included in Accrued Expenses and the long-term portion of $4.2 million is included in Other Long-Term Liabilities on the Consolidated Balance Sheets at September 30, 2004.

     In February 2004, we completed the sale of $150 million of 2.625% convertible senior debentures due March 15, 2024 (the 2024 Notes). We used all of the net proceeds of this offering of approximately $146 million to retire a majority of the 2006 Notes by one or more privately negotiated transactions. As of September 30, 2004, we had repurchased $145.2 million of face value of the 2006 Notes for $146.1 million. As of September 30, 2004, the outstanding balance of the 2006 Notes is $54.8 million.

     Interest on the 2024 Notes is payable semi-annually. At the note holders’ option, the notes are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the notes at September 30, 2004 was $7.2174 of principal amount per share. The closing price of our common stock on September 30, 2004 was $1.87 per share. The note holders may require repurchase of the notes on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. The note holders may also require repurchase of the notes upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the 2024 Notes commencing March 20, 2009.

     As a result of the sale CompuCom on October 1, 2004, we received approximately $128 million of gross cash proceeds. The Company also received $1.2 million in cash proceeds from a portion of the shares of CompuCom held as collateral against Mr. Musser’s note receivable. The Company expects to receive an additional $0.8 million in cash proceeds for the remaining shares held as collateral during the fourth quarter of 2004.

     On October 12, 2004, we gave notice that on November 12, 2004, we will redeem the remaining $54.8 million of its outstanding 5% convertible subordinated notes due 2006. In addition, on October 8, 2004, we escrowed $16.7 million for interest payments through March 15, 2009 on the 2024 Notes. The remaining proceeds will be used for general corporate purposes, including transaction costs, funding the growth of our companies and making new acquisitions.

     Also in connection with the sale, we provided to the landlord under CompuCom’s Dallas headquarters lease, a letter of credit, which will expire on March 19, 2019, in an amount to $6.3 million. CompuCom agreed to reimburse us for all fees and expenses incurred, which may not exceed 1.5% of the aggregate principal amount of the Safeguard letter of credit per annum, in order to obtain and maintain this letter of credit.

     On October 21, 2004, we announced that we had signed a definitive agreement to acquire the business and substantially all of the assets of Laureate Pharma L.P. for approximately $29.5 million in cash. The transaction, which is subject to standard closing conditions, is expected to close in the fourth quarter of 2004.

     Based on the above discussion, we believe our cash and cash equivalents at September 30, 2004 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for the next twelve months, including commitments to our existing companies, our current operating plan to acquire interests in new companies and our general corporate requirements.

     Alliance, which is included in the parent company, has an outstanding credit facility that provides for borrowings of up to $20 million as of September 30, 2004. The revolving credit facility matures in February 2006. As of September 30, 2004, outstanding borrowings under this facility were $6.7 million.

Analysis of Parent Company Cash Flows

     Cash flow activity for the Parent Company was as follows:

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
	(unaudited)
Net cash used by operating activities of continuing operations	$(20,724)	$(22,375)
Net cash provided by investing activities of continuing operations	24,197	59,707
Net cash provided by financing activities of continuing operations	1,900	434

     Net cash used in operating activities decreased due primarily to working capital changes.

     Cash provided by investing activities primarily reflects the proceeds from the sales of companies and private equity funds, partially offset by acquisition of ownership interests in companies from third parties. The decrease in cash provided is primarily due to a $24.2 million decline in proceeds from sales of available-for-sale and trading securities and increased investing in short-term investments during the nine months ended September 30, 2004 versus the 2003 period.

     Cash provided by financing activities increased primarily due to proceeds from exercise of stock options. Included in financing activities in 2004 is $145 million of net proceeds received related to the 2024 Notes issued in February 2004, and $146 million which was used to redeem a portion of the 2006 Notes.

     Net cash used for discontinued operations of $0.9 million represents payments by us related to the sale of our interest in CompuCom.

Other Consolidated Subsidiaries

     Mantas, ChromaVision and Pacific Title have outstanding credit facilities that provide for borrowings of up to $10 million as of September 30, 2004. A revolving credit facility of $3 million matures in February 2005 and $5 million matures in March 2005. A revolving credit facility for $2 million expired in September 2004 and has not been renewed. As of September 30, 2004, there was a total of $1.8 million of outstanding borrowings under these facilities.

Consolidated Working Capital

     Consolidated working capital decreased to $261 million at September 30, 2004 compared to $278 million at December 31, 2003. The increase is primarily attributable to proceeds from sales of and distributions from companies and funds.

Analysis of Consolidated Company Cash Flows

     Cash flow activity was as follows:

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
	(unaudited)
Net cash used by operating activities of continuing operations	$(33,214)	$(37,699)
Net cash provided by investing activities of continuing operations	31,340	67,226
Net cash provided by financing activities of continuing operations	15,725	4,642

     Net cash used in operating activities decreased due to working capital changes, partially offset by the increased net loss in 2004 as compared to 2003.

     Cash provided by investing activities primarily reflects the acquisition of ownership interests in companies from third parties, partially offset by proceeds from the sales of non-strategic assets and private equity funds. Net cash provided by investing activities decreased due to a $24.2 million decline in proceeds from available-for-sale and trading securities and a $15.4 million net increase in investing in restricted cash and short-term investments during the nine months ended September 30, 2004 versus the 2003 period. These decreases were partially offset by an $8.8 million decrease in acquisitions of ownership interests in companies, funds and subsidiaries and increased investing in short-term investments during the nine months ended September 30, 2004 versus the 2003 period.

     Cash provided by financing activities increased $11.1 million primarily due to a net $12.1 million increase in issuance of subsidiary common stock to third parties by ChromaVision. Included in financing activities in 2004 is $145 million of net proceeds received related to the 2024 Notes issued in February 2004, and $146 million which was used to redeem a portion of the 2006 Notes.

Contractual Cash Obligations and Other Commercial Commitments

     The following table summarizes our contractual obligations and other commercial commitments as of September 30, 2004, by period due or expiration of the commitment.

	Payments Due by Period
		Rest of	2005 and	2007 and	Due after
	Total	2004	2006	2008	2008
	(in millions)
	(unaudited)
Contractual Cash Obligations
Long-term debt and capital lease obligations (a)	$16.3	$0.7	$12.4	$3.2	$—
Convertible subordinated notes (b)	54.8	54.8	—	—	—
Convertible senior debentures (c)	150.0	—	—	—	150.0
Operating leases	18.4	1.3	7.2	6.0	3.9
Funding commitments (d)	25.1	2.6	14.4	5.4	2.7
Potential clawback liabilities (e)	4.2	—	—	—	4.2
Other long-term obligations (f)	4.8	0.2	1.7	1.7	1.2

Total Contractual Cash Obligations	$273.6	$59.6	$35.7	$16.3	$162.0

	Amount of Commitment Expiration by Period
			2005 and	2007 and	Due after
	Total	2004	2006	2008	2008
	(in millions)
	(unaudited)
Other Commitments

Letters of credit	$1.0	$—	$1.0	$—	$—

(a)	We have various forms of debt including lines of credit, term loans, equipment leases and mortgages. Of our total outstanding guarantees of $33 million, $10 million of outstanding debt associated with the guarantees is included on the Consolidated Balance Sheets at September 30, 2004. The remaining $23 million is not reflected on the Consolidated Balance Sheets or in the above table.

(b)	On October 12, 2004, we gave notice that on November 12, 2004, we will redeem the remaining $54.8 million of its outstanding 5% convertible subordinated notes due 2006.

(c)	In February 2004, we completed the issuance of $150 million of 2.625% convertible senior debentures due 2024. The above table reflects the outstanding balance of our 2024 Notes as of September 30, 2004.

(d)	These amounts include funding commitments to private equity funds. The amounts have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management.

(e)	Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for a further distribution to the fund’s limited partners (the “clawback”). Assuming the funds in which we are a general partner are liquidated or dissolved on September 30, 2004 and the only value provided by the funds is the carrying values represented on the September 30, 2004 financial statements, the maximum clawback we would be required to return for our general partner interests is $7 million. Management estimates its liability to be approximately $4 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

(f)	Primarily reflects the amount payable to our former Chairman and CEO under a consulting contract.

     We have retention agreements with certain executive officers at September 30, 2004. The maximum aggregate exposure under the agreements is $8.0 million at September 30, 2004. This amount is not included in the above table.

     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

     We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, results of operations, liquidity or capital expenditures.

Recent Accounting Pronouncements

     See Note to the Consolidated Financial Statements.

Factors That May Affect Future Results

     Forward-looking statements in this report and those made from time to time by us through our senior management team are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements are described in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2003. These factors include, but are not limited to, the following:

•	The sale of CompuCom in October 2004 described in this report will dramatically change our results for all future periods, as it represented approximately 90% of our revenues during the past three years;

•	Many of our companies have a history of operating losses or limited operating histories, no historical profits and financing requirements that they may not be able to satisfy, and these companies may not have operating income or net income in the future and their financial results may vary dramatically from quarter to quarter;

•	The performance of our companies, which face risks such as intense competition, rapid changes in technology and customer demands, frequent new products and service introductions, shifting distribution channels, the ability to protect their proprietary rights, the ability to manage growth, impact of economic downturns, and government regulations and legal uncertainties;

•	Our companies currently do not provide us with any cash flow from their operations so we rely on cash on hand, liquidity events and our ability to generate cash from capital raising activities to finance our operations and therefore we may have problems raising money we need in the future to fund the needs of our companies, to make acquisitions and to fund our operations;

•	Our stock price may be subject to significant fluctuations because of market conditions generally, the perceived value of our private company holdings and due to the impact of the volatility of the public companies we own, which can be subject to fluctuations unrelated or disproportionate to operating performance;

•	Intense competition from other acquirers of interests in companies could result in lower gains or possibly losses on our companies, in addition we may not be able to obtain maximum value for our holdings in companies or liquidate our interests in companies on a timely basis;

•	We have incurred significant indebtedness and may incur additional indebtedness in the future, which could adversely affect our business and our ability to make full payment on our indebtedness and may restrict our operating flexibility, in addition, our ability to repay or refinance our indebtedness will depend upon our future ability to monetize our interests in our companies and our operating performance, which may be affected by general economic, financial, competitive, regulatory, business and other factors beyond our control;

•	The values of our companies as determined by the public and private capital markets may decline, our companies’ access to the public and private capital markets on terms acceptable to them may be limited, and our companies could make business decisions that could impair the value of our company interests;

•	Accounting conventions which may require us to change the presentation of our financial statements;

•	The outcome of several lawsuits which have been brought or threatened against us; and

•	We may incur significant costs, and fail to obtain maximum value for our companies, to avoid being subject to the Investment Company Act of 1940, and we would suffer adverse consequences if we were deemed to be an investment company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in companies in the technology industry, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities. Based on closing market prices at September 30, 2004, the fair market value of our holdings in public securities was approximately $35 million (excluding CompuCom which was sold on October 1, 2004). A 20% decrease in equity prices would result in an approximate $7 million decrease in the fair value of our publicly traded securities. At September 30, 2004, the value of the collateral securing the Musser loan, included $2.5 million of equity securities. A 20% decrease in the fair value of these securities would result in a charge of approximately $0.5 million.

     The carrying values of financial instruments, including cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments.

     At September 30, 2004, we had outstanding $54.8 million of fixed rate notes due in June 2006. Interest payments of $5 million each are due June and December of each year. Based on transactions for these notes in the secondary market, these notes have a fair market value at September 30, 2004 of approximately $54.9 million.

		Fair Market
Liabilities	2004	Value
Convertible Subordinated Notes due by year (in millions)	$54.8	$54.9
Fixed Interest Rate	5%	5%
Interest Expense (in millions)	$4.6	N/A

     In February 2004, we completed the issuance of $150 million of fixed rate notes with a stated maturity of 2024. Interest payments of approximately $2.0 million are due March and September of each year starting in September 2004. The holders of the 2024 Notes may require repurchase of the notes on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. On October 8, 2004, the Company utilized approximately $16.7 million of the proceeds to escrow interest payments due through March 15, 2009, on the Company’s 2.625% convertible senior debentures with a stated maturity of 2024 pursuant to the terms of the 2024 debentures.

					Fair Market
				After	Value
Liabilities	2004	2005	2006	2006	at 9/30/04
Convertible Senior Notes due by year (in millions)	—	—	—	$150.0	$104.1
Fixed Interest Rate	2.625%	2.625%	2.625%	2.625%	2.625%
Interest Expense (in millions)	$3.4	$3.9	$3.9	$67.7	N/A

     We have historically had very low exposure to changes in foreign currency exchange rates, and as such, haven’t used derivative financial instruments to manage foreign currency fluctuation risk.

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

     These two cases were consolidated for further proceedings under the name “In Re: Safeguard Scientifics Securities Litigation” and the Court approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. The plaintiffs filed a consolidated and amended complaint. On May 23, 2002, the defendants filed a motion to dismiss the consolidated and amended complaint for failure to state a claim upon which relief may be granted. On October 24, 2002, the Court denied the defendants’ motions to dismiss, holding that, based on the allegations of plaintiffs’ consolidated and amended complaint, dismissal would be inappropriate at that juncture. On December 20, 2002, plaintiffs filed with the Court a motion for class certification. On August 27, 2003, the Court denied plaintiffs’ motion for class certification. On September 12, 2003, plaintiffs filed with the United States Court of Appeals for the Third Circuit a petition for permission to appeal the order denying class certification. On November 5, 2003, the Third Circuit denied plaintiffs’ petition and declined to hear the appeal. On November 18, 2003, plaintiffs’ counsel moved to intervene in the consolidated action new plaintiffs and proposed class representatives, which motion was denied by the Court on February 18, 2004. On July 12, 2004, a third putative class action complaint captioned Mandell v. Safeguard Scientifics, Inc., et al. was filed against Safeguard and Mr. Musser in the United States District Court for the Eastern District of Pennsylvania. The new complaint asserts similar claims to those asserted in the consolidated and amended class action complaint. The complaint also asserts individual claims on behalf of two individual plaintiffs who had attempted unsuccessfully to intervene in the consolidated action. Safeguard has not yet responded to the new complaint. On August 10, 2004, the Court entered an order staying all proceedings in the Mandell action pending the Court’s ruling on defendants’ summary judgment motion in the consolidated action, or until such later time as the Court may order. While the outcome of this litigation is uncertain, the Company believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

CompuCom Litigation

     On May 28, 2004, Safeguard was named along with CompuCom Systems Inc. and members of CompuCom’s board of directors as a defendant in a putative class action lawsuit brought in the Court of Chancery of the State of Delaware on behalf of CompuCom’s minority stockholders seeking to enjoin the proposed merger of CompuCom with Platinum Equity, LLC on the ground that the members of the board of directors of CompuCom and Safeguard have allegedly breached fiduciary duties to CompuCom and its minority stockholders. On June 1, 2004 and June 10, 2004, two separate putative class action lawsuits were filed in the Court of Chancery against the same defendants, each lawsuit asserting claims similar to those brought in the first proceeding. The lawsuits were subsequently consolidated. On July 27, 2004, the plaintiffs filed an amended class action complaint, asserting claims similar to those brought in the original complaints and adding claims relating to CompuCom’s disclosure in its Schedule 14A filed with the Securities & Exchange Commission on July 15, 2004. On July 27, 2004, the plaintiffs also filed a motion for expedited proceedings and discovery in connection with the injunctive relief sought and requested that a preliminary injunction hearing be held before August 19, 2004, the date of the special meetings of the shareholders of Safeguard and the stockholders of CompuCom relating to the CompuCom merger. Defendants filed their opposition to the motion on July 28, 2004. On July 29, 2004, the Court denied the Plaintiffs’ motion. On September 13, 2004, plaintiffs filed a Second Amended Complaint alleging substantially similar claims. On November

5, 2004, Defendants filed motions to dismiss the Second Amendment Complaint. While the outcome of this litigation is uncertain, the Company believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price Paid	Announced Plans or	Be Purchased Under
Period	Shares Purchased	per Share	Programs	the Plans or Programs
August 9, 2004 (1)	15,000	$1.86	N/A	N/A

(1) Open market purchase by an affiliated purchaser of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders

     A Special Meeting of Shareholders was scheduled for August 19, 2004, to approve and adopt a plan of asset transfer consisting of the Principal Stockholder Agreement, dated as of May 27, 2004, between Safeguard Scientifics, Inc., CHR Holding Corporation and CHR Merger Corporation and the Agreement and Plan of Merger, dated as of May 27, 2004, between CompuCom Systems, Inc., CHR Holding Corporation and CHR Merger Corporation, which plan of asset transfer provided that Safeguard would (i) vote the CompuCom equity securities that it owns in favor of approval of the CompuCom merger and adoption of the merger agreement and (ii) comply with the other terms and conditions of the Principal Stockholder Agreement for which approval of Safeguard’s shareholders is required under the Pennsylvania Business Corporation Law, as amended (the “CompuCom Merger Proposal”).

     On August 19, 2004, the shareholders of the Company, prior to the taking of any other action, including a vote on the CompuCom Merger Proposal, voted to adjourn the Special Meeting of Shareholders until September 9, 2004. The proposal to adjourn the Special Meeting of Shareholders until September 9, 2004, received the following votes:

60,299,813	VOTES FOR
1,553,049	VOTES AGAINST
689,769	ABSTENTIONS
57,194,169	BROKER NON-VOTE

     On September 9, 2004, the shareholders of the Company voted on the CompuCom Merger Proposal. The proposal to approve the CompuCom Merger Proposal received the following votes:

63,425,402	VOTES FOR
2,307,800	VOTES AGAINST
710,766	ABSTENTIONS
53,292,832	BROKER NON-VOTE

Item 6. Exhibits

Exhibits.

10.1	Employment Agreement between Safeguard Scientifics, Inc and Michael F. Cola

10.2	Employment Agreement between Safeguard Scientifics, Inc and Christopher J. Davis

10.3	Form of directors’ stock option grant certificate under the 1999 and 2004 Equity Compensation Plans

10.4	Form of officers’ stock option grant certificate under the 1999 and 2004 Equity Compensation Plans

10.5	Safeguard Scientifics, Inc. Group Stock Unit Award Program

10.6	Safeguard Scientifics, Inc. Group Deferred Stock Unit Program for Directors

10.7	Form of Restricted Stock Grant Agreement

10.8	Employment Agreement between Safeguard Scientifics, Inc. and Anthony A. Ibarguen

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC. (Registrant)
Date: November 9, 2004	Anthony L. Craig

Anthony L. Craig
Chief Executive Officer and President

Date: November 9, 2004	Christopher J. Davis

Christopher J. Davis
Executive Vice President and Chief Administrative
and Financial Officer

EXHIBITS

10.1	Employment Agreement dated August 17, 2004 between Safeguard Scientifics, Inc and Michael F. Cola

10.2	Employment Agreement dated August 17, 2004 between Safeguard Scientifics, Inc and Christopher J. Davis

10.3	Form of directors’ stock option grant certificate under the 1999 and 2004 Equity Compensation Plans

10.4	Form of officers’ stock option grant certificate under the 1999 and 2004 Equity Compensation Plans

10.5	Safeguard Scientifics, Inc. Group Stock Unit Award Program

10.6	Safeguard Scientifics, Inc. Group Deferred Stock Unit Program for Directors

10.7	Form of Restricted Stock Grant Agreement

10.8	Employment Agreement between Safeguard Scientifics, Inc. and Anthony A. Ibarguen

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002