Form 10-K
period 2004-12-31
SAFEGUARD SCIENTIFICS INC
filed 2005-03-15
CIK 86115

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number 1-5620

Safeguard Scientifics, Inc.

(Exact name of Registrant as specified in its charter)

Pennsylvania
(State or other jurisdiction of	23-1609753
incorporation or organization)	(I.R.S. Employer ID No.)

800 The Safeguard Building
435 Devon Park Drive
Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code):
(610) 293-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock ($.10 par value)	New York Stock Exchange

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2004 was $273,612,370. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the New York Stock Exchange on June 30, 2004. For purposes of determining this amount only, Registrant has defined affiliates as including the executive officers and directors of Registrant on June 30, 2004.

     The number of shares outstanding of the Registrant’s Common Stock, as of March 10, 2005 was 119,890,738.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

SAFEGUARD SCIENTIFICS, INC.
FORM 10-K
DECEMBER 31, 2004

	PART I

Item 1.	Business	3
Item 2.	Properties	22
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	24

Annex to Part I	Executive Officers of the Registrant	24

	PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Consolidated Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	63
Item 8.	Financial Statements and Supplementary Data	64
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures	113
Item 9A.	Controls and Procedures	113
Item 9B.	Other Information	113

	PART III

Item 10.	Directors and Executive Officers of the Registrant	114
Item 11.	Executive Compensation	114
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	114
Item 13.	Certain Relationships and Related Transactions	115
Item 14.	Principal Accounting Fees and Services	115

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	116
GUARANTY DATED MAY 10, 2002 BY SAFEGUARD SCIENTIFICS, INC.
LOAN AGREEMENT DATED SEPTEMBER 25, 2003
FIRST AMENDMENT DATED DECEMBER 12, 2003 TO LOAN AGREEMENT
SECOND AMENDMENT DATED MAY 27, 2004 TO LOAN AGREEMENT
THIRD AMENDMENT DATED AUGUST 9, 2004 TO LOAN AGREEMENT
FIFTH AMENDMENT DATED MARCH 11, 2005 TO LOAN AGREEMENT
AMENDED & RESTATED LOAN & SECURITY AGREEMENT DATED AS OF DECEMBER 15, 2002
FIRST AMENDMENT DATED AS OF MARCH 19, 2004, TO AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT
SECOND AMENDMENT DATED AS OF MARCH 31, 2004, TO AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT
UNCONDITIONAL GUARANTY DATED MARCH 31, 2004 TO COMERICA BANK
FOURTH AMENDMENT DATED AS OF MARCH 14, 2005, TO AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT
CODE OF ETHICS
LIST OF SUBSIDIARIES
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - KPMG LLP
CERTIFICATION OF ANTHONY L. CRAIG PURSUANT TO RULES 13a-15(e) AND 15d-15(e)
CERTIFICATION OF CHRISTOPHER J. DAVIS PURSUANT TO RULES 13a-15(e) AND 15d-15(e)
CERTIFICATION OF ANTHONY L. CRAIG, PURSUANT TO SECTION 906
CERTIFICATION OF CHRISTOPHER J. DAVIS, PURSUANT TO SECTION 906

PART I

Cautionary Note concerning Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially, include, among others, managing rapidly changing technologies, limited access to capital, competition, the ability to attract and retain qualified employees, the ability to execute our strategy, the uncertainty of the future performance of our companies, acquisitions and dispositions of companies, the inability to manage growth, compliance with government regulation and legal liabilities, additional financing requirements, labor disputes and the effect of economic conditions in the business sectors in which our companies operate, all of which are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Factors that May Affect Results.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

Item 1. Business

Business Overview

     Safeguard Scientifics, Inc. (referred to as “Safeguard,” the “Company,” “we,” “us” and “our”) is focused on owning and operating growth businesses engaged in a number of diverse business activities. We focus primarily on companies in the Time-To-Volume stage of development. Time-To-Volume companies generally are generating revenues from commercially viable products or services and are facing new challenges as they scale their businesses to take advantage of market opportunities. We were incorporated in the Commonwealth of Pennsylvania in 1953. Our corporate headquarters are located at 800 The Safeguard Building, 435 Devon Park Drive, Wayne, Pennsylvania 19087.

     We seek to create long-term shareholder value by helping companies (primarily in the information technology and life sciences industries) develop through superior operations and management. Safeguard’s value creation strategy is designed to drive superior growth at our companies by providing leadership and counsel, capital support and financial expertise, strategic guidance and operating discipline, and access to best practices and industry knowledge. We offer a range of operational and management assistance to each of our companies through a team of dedicated professionals. Our primary focus is on the operations of our consolidated, majority-owned companies and helping them to increase market penetration, grow revenue and improve cash flow in order to create long-term value.

     We see growing market opportunities for companies that operate in the following two categories:

•	Information Technology – including companies focused on complex information technology, software and service solutions; and

•	Life Sciences – including companies focused on drug formulation or delivery techniques, bioprocessing, specialty pharmaceuticals, diagnostics or devices.

     We generally acquire majority ownership positions in companies through expansion capital, buyouts, carve-outs, recapitalizations or other structures. In general, we hold our ownership interest in a company as long as we believe that we can leverage our resources to assist the company in achieving superior growth in financial performance and value. On an ongoing basis, we review the current value and prospects of each of our companies in order to determine whether our long-term interests can best be served by holding the company or by realizing the value (or a portion of the value) of the company. As a result, from time-to-time, we may sell an entire company or some or all of our interests in a company and redeploy the capital realized in other opportunities. We may achieve these liquidity events through private transactions with strategic buyers, initial public offerings or other means. In the case of our public companies, we may sell our interests from time to time in the open market, in privately negotiated sales or in public offerings. Consistent with that strategy, during 2005, we will continue to assess our companies, consider the strategy of each company, its fit within our strategic focus and its opportunities for growth. As a result of these assessments, we may undertake liquidity events during the course of the year.

     During 2005, Safeguard intends to focus primarily on additional market penetration, revenue growth, cash flow improvement and growth in the long-term value of Alliance Consulting Group Associates, Inc. (“Alliance Consulting”), ChromaVision Medical Systems, Inc. (“ChromaVision”) (soon-to-be called Clarient, Inc.), Mantas, Inc. (“Mantas”), Pacific Title and Arts Studio, Inc. (“Pacific Title”) and Laureate Pharma, Inc. (“Laureate Pharma”). In addition, Safeguard will continue to pursue potential acquisitions and business combinations. Safeguard anticipates that any new acquisitions will involve companies that are either in the information technology or life sciences industries or are complementary to Safeguard’s existing companies.

Significant 2004 Highlights

     Having completed in 2004 many changes we believe were crucial to our long-term strategy, we are focusing our efforts on growth of our operating companies and identifying opportunities to expand our group of companies. Key accomplishments in 2004 included:

•	In February 2004, we refinanced and extended the maturity of our long-term debt through the issuance of $150 million aggregate principal amount of 2.625% convertible senior debentures with a stated maturity of 2024. The net proceeds were used to retire most of our 5% convertible notes due 2006. We retired the remainder of the 2006 notes with a portion of the net proceeds from the sale of our interest in CompuCom Systems, Inc. (“CompuCom”).

•	In October 2004, CompuCom (which had been our largest company) was acquired by Platinum Equity, L.L.C. Safeguard had been developing CompuCom since our initial investment in 1984. As a result of our assessment of CompuCom’s strategy and growth potential, we decided to sell our interest in CompuCom. We received approximately $128 million in gross cash proceeds from this transaction, and used approximately $55 million to retire the remaining balance of 2006 notes (together with redemption premiums) (as noted above) and another approximately $17 million to fund our interest obligations on the 2024 debentures through March 2009.

•	We expanded our management team with key hires to supplement our deal sourcing and execution, investor relations and legal support capabilities.

•	We assisted ChromaVision with a fundamental reevaluation of its business strategy, culminating in the launch, in the second half of 2004, of its new laboratory services business. This process was implemented by dedicating a Safeguard executive as Acting Chief Executive Officer for a portion of 2004 and assisting ChromaVision with its search for a permanent Chief Executive Officer, who was added in July 2004.

•	We assisted Mantas in organizing its domain expertise and custom solutions into a comprehensive product platform. With the introduction of its Mantas 4.0 platform in 2004 (recently updated to Mantas 4.1), we believe Mantas is positioned for further growth.

•	In February 2004, Tangram Enterprise Solutions, Inc. was acquired by Opsware, Inc. We received $6.5 million in cash proceeds related to our subsequent sale of Opsware common stock.

•	In April 2004, Sanchez Computer Associates, Inc. was acquired by Fidelity National Financial. We received cash proceeds (including proceeds from shares of stock which we subsequently sold) from this transaction of approximately $40 million.

•	In October 2004, Alliance Consulting obtained offshore capabilities and operating leverage potential through the acquisition of Mensamind, Inc., a software development and consulting business based in Hyderabad, India. Also during 2004, Alliance’s management team was strengthened with the addition of a new Chief Executive Officer and Chief Administrative Officer, sourced from within our staff. Through their efforts and our support, Alliance is expanding its service offerings.

•	In December 2004, we acquired the business of Laureate Pharma for approximately $29.5 million.

     Additional information on these accomplishments and our companies is included in this report.

Our Strategy

     Safeguard’s business strategy is to create long-term shareholder value by acquiring controlling interests primarily in information technology and life sciences companies and helping them to develop through superior operations and management. Safeguard’s value creation strategy is designed to drive superior growth at our companies by providing leadership and counsel, capital support and financial expertise, strategic guidance and operating discipline, and access to best practices and industry knowledge.

     We believe a number of key trends support our strategy, including:

•	Indications of U.S. economic recovery and expansion are continuing, with caution concerning the rate and depth of improvement, fostering an interest in growth and expansion.

•	Increasingly pervasive and complex regulatory requirements across many industries are mandating cost-efficient compliance measures.

•	Availability of low-cost computing, storage and communication technology is driving industry to further deployment of complex software solutions in order to more effectively, efficiently and responsively manage business.

•	Public market investors are demanding greater transparency and enhanced corporate governance, forcing companies to defer going public until the size and sophistication of the businesses are enhanced to support the significant additional costs of being a publicly-traded company.

•	Private company management and investors have greater sophistication and awareness of their needs.

•	Competition for acquisition candidates is increasingly focused on industry, domain and/or region specialization.

     We believe these trends have resulted in a gap developing in the typical company life cycle. In the past, it was common for new businesses to grow over an initial period of years and then, as they begin to shift from early-stage to growth models, undergo a “funding hand-off” through an initial public offering or strategic business combination. In recent years, however, with the significant decrease in initial public offering activity across market sectors, the time for this funding hand-off is being deferred for multiple years. The resulting gap has placed significant stress on capital resources and liquidity demands for these companies and their investors. We believe these companies have experienced difficulty in retaining and incentivizing management teams, providing liquidity opportunities for early investors and management and maintaining operating and strategic business focus.

     Safeguard provides a solution to many of these problems. As a value-added capital provider, we can deploy management expertise, process excellence and marketplace insight, along with growth capital, to provide tangible benefits to management and investors of growth companies.

     Our corporate staff (32 employees at December 31, 2004) is dedicated to creating long-term value for our shareholders by helping our companies grow and by finding additional acquisition opportunities.

  Time-to-Volume

     We focus on acquiring companies in the “Time-To-Volume” stage of development, which is where we believe our expertise and capabilities can add the most value. Time-To-Volume is the stage in a company’s life cycle in which it has a commercially viable product, service or solution with a sales distribution channel and a corporate infrastructure that has the potential to grow rapidly and achieve market success. However, these companies are facing new, and sometimes daunting, challenges in realizing the opportunities available.

     Once a company has established a viable product, service or solution, which is often evidenced by initial sales to key customers, it is likely to need growth capital, management support and operational expertise to become a market leader in its sector. We believe these companies are likely to face some or all of the following challenges:

•	the need to assess market opportunities and trends realistically;

•	the need to access complementary technologies and strategic partnerships;

•	the need to identify the company’s market position and implement effective branding, intellectual property protection, licensing, pricing, distribution and marketing strategies;

•	the need to create relationships that provide access to customers, external marketing channels and growth through strategic partnerships, joint ventures or acquisitions;

•	the need to design and develop distribution capabilities, for some companies on a global basis;

•	the need to recruit, incentivize and retain experienced and effective senior management to complement the existing management team;

•	the need to develop appropriate corporate, legal and financial structures and to develop the expertise to execute a wide variety of corporate and financial transactions; and

•	the need to establish facilities and administrative and operational processes to support the growing enterprise.

     These companies typically have opportunities to leverage their technology and resources to drive significant increases in revenue growth and profitability. Developing and implementing strategies to scale their business models to take advantage of these opportunities may require the addition of complementary management skills. We offer the financial, managerial and operational resources to address these and other challenges facing Time-To-Volume companies.

  Identifying Opportunities

     Marketing and Sourcing. The primary focus of Safeguard’s marketing and sourcing activities is to generate a high volume of high-quality acquisition candidates. Safeguard uses a variety of methods and sources to locate, identify and qualify potential acquisition candidates, including, among others, our internal business development team, market research, support from investment banking professionals and other transaction intermediaries, leads provided by an extensive network of business, legal, finance, accounting and other contacts and intermediaries as well as direct responses to our expanding marketing activities (including trade show sponsorship and attendance, presentations and our website). In past transactions, we have sometimes paid intermediaries for their assistance in locating a candidate that we acquired, and it is anticipated that we may do so in the future.

     Acquisition Criteria. We have established guidelines for our acquisition strategy, focusing on industry, market, candidate and opportunity factors. As described above, our primary focus is on companies in the Time-To-Volume stage in the information technology and life sciences industries. We also look for companies operating in attractive markets. These are companies:

•	operating in large or growing markets, with growth based on mega-trends in the industry or general economy;

•	with assets that create meaningful barriers to entry by competitors, such as proprietary technology and intellectual property, or other competitive advantages; and

•	that demonstrate a clear strategy and plan for achieving revenue growth and profitability.

In addition, we prefer candidates with:

•	products or services integral to mega-trends in the industry;

•	manageable capital requirements;

•	opportunity for operating leverage;

•	reduced technology risk (relative to early-stage, pre-revenue companies);

•	market acceptance of their technology, products or services;

•	a focus on utilizing technology to create, deliver or improve products or services;

•	potential strategic synergies with existing Safeguard companies; and

•	an interest in having Safeguard in a control ownership position.

     We believe there are numerous potential candidates which will meet our criteria, and our sourcing activities are focused on locating and evaluating candidates to assess the degree to which they align with our criteria. However, we recognize that we may have difficulty identifying ideal candidates and completing transactions on terms we believe appropriate. As a result, we cannot be certain when or if we will complete further acquisitions.

     Completing Transactions. Once identified, a prospective candidate company is carefully evaluated to determine whether it meets our acquisition criteria. If so, our management commences informal discussions with the target company’s management and, if appropriate, its investors to learn more about the company and to discuss the possibility of a transaction. These discussions are often accompanied by the parties entering into customary confidentiality agreements. If the discussions progress, we typically commence extensive due diligence, financial modeling and deal structuring, legal negotiation of transaction documents and other transaction work with a view towards signing definitive agreements and completing the acquisition. Among the reasons for a transaction not to be pursued by us or by the target company are differences in assessment of the target company’s strategy, capabilities, market opportunities, management strengths, capital needs and valuation. In addition, the objectives and interests of the management of a potential candidate may vary widely from that of its investors. For these reasons, among others, it is anticipated that we will need to locate and evaluate a large number of candidates in order to complete any transactions. Our senior management supervises the sourcing of potential candidates and is directly involved in decision-making on candidates. Senior management continues its active direction through the structuring and completion of the acquisition.

     Competition for Acquisitions. We face intense competition from companies with business strategies similar to our own and from other companies that provide capital to, and take ownership interests in, information technology and life sciences businesses. Competitors include later-stage venture capital and private equity investors and corporations seeking to make strategic acquisitions in the technology industry. Many providers of growth capital also offer strategic guidance, networking access for recruiting and general advice and equity incentives for management of the target company. We believe that our strategy and capabilities make us a very attractive alternative for Time-To-Volume companies, including:

•	real-time operational assistance, including strategy design and execution, business development, corporate development, sales, marketing, finance, facilities, human resources and legal;

•	liquidity opportunities for founders and investors;

•	interim corporate-level management support, as needed; and

•	opportunities to leverage Safeguard’s balance sheet for borrowing and stability.

  Helping our Companies Grow

     We offer a range of operational and management services to each of our companies through dedicated professionals. Our employees have expertise in the areas of business and technology strategy, sales and marketing, operations, finance, legal and transactional support and provide hands-on assistance to the management of our companies to support their growth. We believe our strengths include:

•	applying our expertise to support a company’s introduction of new products and services;

•	leveraging our market knowledge and presence to generate additional growth opportunities; and

•	pursuing potential acquisitions and business combinations to promote increased market penetration.

     Strategic Support. Once we acquire a company, we play an active role in its strategic direction. Through our experience in developing and operating companies, we have developed a methodology for accelerating our companies’ success. This methodology is applied to a company throughout its life cycle with us and includes:

•	defining short- and long-term strategic goals;

•	identifying and planning for the key milestones to reach these goals;

•	identifying and addressing the challenges and operational improvements required to reach the key milestones and, ultimately, the strategic goals;

•	identifying and implementing the business measurements that we and others will apply to measure the company’s success; and

•	identifying and exploring operational and strategic leverage available from our network of companies.

     By helping our companies’ management teams remain focused on critical objectives by providing them with human, financial and strategic resources, we believe we are able to significantly accelerate their development and success.

     Management and Operational Support. We offer management and operational support to our companies. We believe these services provide our companies with significant competitive advantages in their individual markets. The resources that we can provide our companies in order to accelerate their development include the following:

•	Management – the recruitment of an effective management team and experienced staff; the development and implementation of employee compensation plans and programs and employee performance objectives and assessment systems;

•	Operations – significant management interaction to optimize a company’s business, ranging from the establishment of facilities and administrative processes to the operations and financial infrastructure a growing enterprise requires;

•	Technology – the strategic assessment of technology market opportunities and trends; the design, development and commercialization of proprietary technology solutions; the assessment of intellectual property and design of global protection strategies; and access to complementary technologies and strategic partnerships;

•	Business Development – providing access to the initial reference customers and external marketing channels that generate growth opportunities through strategic partnerships, joint ventures or acquisitions;

•	Corporate Development – providing sourcing, negotiation and execution support for strategic acquisitions, joint ventures and other non-organic growth;

•	Marketing – the identification of the company’s market position and the development and implementation of effective market penetration, branding and marketing strategies; and

•	Legal and Financial – the development of appropriate corporate, legal and financial structures, including internal controls; the implementation of global intellectual property protection activities; and the expertise to execute a wide variety of corporate and financial transactions.

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

  Realizing Value from our Efforts

     In general, we intend to own a company as long as we believe that we can use our resources to create superior growth opportunities for the company and create value for Safeguard and our shareholders. From time to time, we engage in discussions with other companies interested in acquiring our businesses, typically for strategic growth opportunities for the acquirer. To the extent we believe that a company’s further growth and development can best be supported in a different ownership structure or if we otherwise believe it is in the company’s or our best interest, we may sell some or all of our interests in the company. To the extent we believe a company does not fit in our strategy and/or is under performing, we may continue to provide operational and management support, and possibly funding. In the alternative, we may consider selling an entire company or all or a portion of our interest in a company. We may achieve these liquidity events through privately negotiated sales and public offerings of the company’s securities and, in the case of our public companies, sales in the open market. The capital realized from sales of companies or other assets is expected to be used primarily to fund our other business activities, to pursue other acquisition and development opportunities or for other working capital purposes.

Our Consolidated Companies

     The following is a description of our consolidated companies. Our ownership positions in these companies is set forth as of December 31, 2004, and reflect the percentage of the vote that we are entitled to cast based on the issued and outstanding voting securities of each company, excluding the effect of options, warrants and convertible debt. Our ownership position may be entitled to, or may be subject to, preferential liquidation and dividend rights of outstanding preferred securities issued by the companies. We continually assess our interest in the companies, the respective opportunities for their growth and their fit within our strategy.

       Alliance Consulting

     Safeguard Opportunity. We acquired Alliance Consulting in December 2002 because we saw a growing, but highly fragmented, market in which we believed Alliance Consulting could achieve meaningful growth. Capitalizing on its deep domain expertise in the pharmaceutical, healthcare, financial services, manufacturing and distribution industries, its extensive staff resources and strong customer relationships, we believe that Alliance Consulting can continue its growth. At December 31, 2004, we owned 98.9 percent of Alliance Consulting.

     General. Alliance Consulting (www.alliance-consulting.com) is an information technology services and consulting firm that provides custom software solutions and IT consulting services primarily to Fortune 2000 clients. Alliance Consulting’s business-driven solutions enable corporate performance management through the delivery of business intelligence and data management, custom application development and outsourcing, packaged software integration and strategic consulting services.

     Strategy. Alliance Consulting has developed a strategy focused on enabling business intelligence through the application of deep domain experience and custom-tailored project teams to deliver software solutions and consulting services. Alliance Consulting believes that its growth opportunities benefit from the following industry trends:

•	The volume of data being processed by businesses is increasing at an exponential rate, making businesses dependent upon the effective and efficient processing of this data and requiring significant and ongoing investment in technology infrastructure and resources, but with continuing decreases in the cost of computing power, storage and communication systems.

•	The complexity of this data is increasing, with multiple and diverse inflow sources containing a wide variety of structured and unstructured information.

•	The value to the business of this data is increasing, driven, in part, by regulatory and compliance requirements and strategic and competitive pressures, yet businesses are facing continuing budget constraints, prompting the need to maximize cost-effective solutions.

     Services. Through an integrated network of local branch offices in North America, and its offshore development center located in Hyderabad, India, Alliance Consulting provides a flexible engagement approach to its clients, using fixed bid or time and materials pricing models; teams or individual consultants; on-site, off-site or offshore delivery; and short- or long-term support.

     Alliance Consulting’s services are targeted to:

•	Business intelligence and data management – using data warehousing technologies to develop complete business intelligence infrastructures, applications and processes to enhance the competitiveness of clients.

•	Corporate performance management – using enterprise-wide reporting and analysis, forecasting and budgeting and other tools to provide real-time information, enabling corporate managers to better monitor critical operating performance metrics and implement rapid, targeted adjustments to increase effectiveness, efficiency and profitability.

•	Application development – using assessment tools, architecture design and implementation of advanced, scalable and flexible, customized software solutions to leverage existing software assets through the integration of state-of-the-art web-based technologies.

•	Outsourcing – working with clients to understand the IT support needs of the business, costs and internal/external service capabilities and then implementing outsourcing solutions for data center operations, applications development and maintenance, distributed and desktop processing, voice and data networks, Internet and web hosting and help/service desk functions.

     Alliance Consulting maintains a full-time core staff complemented by a flexible combination of hourly and salaried employees, as well as independent contractors, which provide clients with specialized engagement teams tailored to their specific business requirements. This approach, marketed to clients as Assemble To Order (or “ATO”), enables Alliance Consulting to offer a precise combination of technical, industry, and process knowledge to support each engagement. In addition, this approach to resource management allows Alliance Consulting to maximize utilization of its staff and contracting consultants. Alliance Consulting’s employee and independent contractor resources are supplemented on an on-going basis through internal and external recruiting targeted at high-quality, experienced professionals with significant product and industry expertise.

     During 2004, Alliance Consulting acquired Mensamind, Inc., a CMM Level 5 certified software development and consulting company with its operations based in Hyderabad, India. CMM refers to Carnegie Mellon’s Software Capability Maturity Model as a standard of quality, and Level 5 is the highest ranking. The acquisition provides offshore capabilities and leverage in a supervised, quality-assured format.

     Offices and Employees. At December 31, 2004, Alliance Consulting had its headquarters in Philadelphia, Pennsylvania and operated five other regional and local offices throughout the United States. Alliance Consulting supplements its full-time employees by utilizing subcontractors. At December 31, 2004, Alliance Consulting had approximately 650 full-time employees and subcontractors. Alliance Consulting believes its relationship with its employees and subcontractors is good. Alliance Consulting’s resource managers work closely with a network of subcontractors to ensure availability of necessary skills on a timely basis. Alliance Consulting believes its growth and success are dependent on the caliber of its people and will continue to dedicate significant resources to hiring, training and development, and career advancement programs.

     Sales and Marketing; Customers. Alliance Consulting uses a customer relationship-based approach to generating new clients and new engagements with existing clients. Some of Alliance Consulting’s clients include DHL Information Services, JP Morgan Chase, Fidelity Investments, Wyeth Pharmaceuticals, Pfizer Pharmaceuticals, Caremark, and EMC. Alliance Consulting markets its services through a direct sales force, which is based in branch offices and regional areas. Account executives are assigned to a limited number of accounts so they can develop an in-depth understanding of each client’s individual needs and form strong client relationships. In 2004, one customer accounted for more than 10 percent of Alliance Consulting’s revenue. In 2003, a different customer accounted for more than 10 percent of Alliance Consulting’s revenue.

     In accordance with industry practice, many of Alliance Consulting’s orders are terminable by either the client or Alliance Consulting on short notice. Because many clients can cancel or reduce the scope of their engagements on short notice, Alliance Consulting does not believe that backlog is a reliable indication of future business.

     Competition. Alliance Consulting’s revenue potential is largely dependent upon target customers’ spending for IT services and its ability to compete with local, national and offshore providers of consulting services, many of whom have greater financial and human resources than Alliance Consulting. Alliance Consulting believes that the basis for competition in its industry includes the ability to create an integrated solution that best meets the needs of an individual customer, provide competitive cost pricing models, develop strong client relationships, provide high-quality consultants with industry and process specific technical expertise, and offer flexible client-service delivery options.

  ChromaVision (soon-to-be Clarient, Inc.)

     Safeguard Opportunity. Safeguard commenced its ownership of an interest in ChromaVision in 1996, and we have increased our ownership position to 56.5 percent at December 31, 2004. Shares of ChromaVision’s common stock trade on the NASDAQ SmallCap Market under the symbol “CVSN” (soon to be changed to “CLRT”). We believe that increasingly specific targeted cancer therapies will need more specialized and complex diagnostic tests in order to improve cancer therapy outcomes. The continued aging of the United States population, coupled with the higher incidence of cancer among seniors, support an expanding market for ChromaVision’s products and services. ChromaVision is now leveraging its technical expertise, proprietary systems and capital investment to provide its diagnostic products and services to a larger customer base.

     General. ChromaVision (www.chromavision.com or www.clarientinc.com) has elevated the use of bright field microscopy in anatomic pathology to a new level. Its highly reliable ACIS® (Automated Cellular Imaging System) is a premiere digital imaging solution selected by clinicians and researchers in cell-based analysis around the world. ACIS® provides the precise, reproducible results that targeted cancer therapies and drug discovery efforts require. Effective as of March 15, 2005, ChromaVision will be changing its name to Clarient, Inc.

     Strategy. ChromaVision’s mission is to combine innovative technologies, meaningful test results and world class expertise to improve patient outcomes. Building upon its core image analysis capabilities, ChromaVision began to transform its operations by launching two new business initiatives in 2004. The first of these involved the decision to create a laboratory facility for its Access technical (stain and scan only) services. From this base of operations, and upon receipt of the necessary licensure in late 2004, ChromaVision is now poised to provide a broad range of laboratory services focused on oncology diagnostics. The second of these new business initiatives was the establishment of a robust biopharmaceutical services operation in order to partner and extract value from the work that ChromaVision performs on behalf of the biopharmaceutical marketplace in support of the development of new cancer therapies. These two business initiatives and its legacy instrument systems business are now structured around three independent, yet synergistic, business groups:

•	Diagnostic Services – to provide a broad range of cancer diagnostics and consultative services, from technical laboratory services to professional interpretation. By combining ChromaVision’s core competencies in image analysis and data quantification with its knowledge of virtual environments, ChromaVision plans to create a unique service offering to community pathologists in the United States. The growing need for this expertise combined with the ability to put rich information into a virtual space for clinicians is expected to allow ChromaVision to extract immediate value from the dynamic growth in the cancer diagnostics arena and to provide a bridge to the development of new directed diagnostics using the image analysis platform.

•	Instrument Systems – to provide hardware, software and web-enabled cellular image analysis systems using FDA-cleared proprietary algorithms. The primary focus of the Instrument Systems group is to build on the legacy of its proprietary ACIS® technology by providing versatile, innovative analysis platforms and software for the cancer diagnostics marketplace. The ACIS® combines an automated microscope and a digital camera with computer-based color imaging technology, originally developed for the United States government’s “Star Wars” program, to detect and characterize cellular features. It achieves greater sensitivity than other existing test methods through its ability to discriminate among millions of colors and up to 256 levels of intensity of color. The ACIS® system scans and processes the stained slides and creates a single image that reconstructs the entire tissue section. ChromaVision has also developed the Access Remote Pathology program, allowing community pathologists to take advantage of this new technology despite having limited in-house staining capability or a low volume of slides that would not justify having a full ACIS® system. With this program, a customer’s sample is sent to a central laboratory for tissue processing, scanning and image capture on an ACIS® system. The images are then provided to the pathologist, either via the Internet or on a DVD to be analyzed using ChromaVision’s software in the pathologist’s own office.

•	BioAnalytical Services – to provide a full range of commercial services to biopharmaceutical companies and other research organizations to assist their efforts from drug discovery through clinical trials to the development of directed diagnostics. The ultimate opportunity is to connect ChromaVision’s intellectual property and proprietary software to the ongoing development of custom applications with FDA-cleared reagents on its image analysis platform, leading ChromaVision to a much larger menu of applications for its Instrument Systems and to drive higher demand for its Diagnostic Services.

     Sales and Marketing. ChromaVision has now dedicated the majority of its sales resources to its new Diagnostic Services effort, and also has a dedicated Instrument Systems sales organization for both the clinical and research markets. ChromaVision also has continued selected agreements with independent distributors to market the ACIS® throughout Europe. While ChromaVision has a recognized brand identity in image analysis, it has begun transitioning to a new name in the first quarter of 2005 – Clarient, Inc. – that better reflects its evolution to a more comprehensive provider of cancer diagnostic services and products.

     Patents and Proprietary Technology. ChromaVision files patent applications to protect technology, innovations and improvements that it considers important to the development of its business. Currently, ChromaVision has 21 patent applications pending with the U.S. Patent and Trademark Office and 12 foreign patent applications pending. ChromaVision has 15 issued patents in the United States and 10 foreign patents, all related to the system and method for cellular specimen grading performed by the ACIS® or related technologies. ChromaVision also relies on trade secrets and proprietary know-how that it seeks to protect, in part, through confidentiality agreements with employees and consultants. If ChromaVision is unable to protect its patents and proprietary rights, its reputation and competitiveness in the marketplace could be materially damaged. Litigation may therefore be necessary in order to enforce patent rights.

     Competition. With the growing acceptance of image analysis in research and clinical markets, the number of competitors has increased. Both large companies with established positions in adjacent markets and small, niche companies are targeting this space. In the clinical market, ChromaVision’s primary competition is the continued use of manual microscopy in approximately 80% of breast cancer testing. ChromaVision faces increased competitive risk from autostainer and reagent companies that are working to expand into image analysis to stabilize their installed base or enter the market. There are also numerous products that compete in one or two specific areas, such as scanning hardware or image analysis software only. A large number of researchers still use “home grown” systems. ChromaVision’s comprehensive capabilities, demonstrated reliability, complete solution and work flow advantages create a strong value proposition to counter these offerings.

     The esoteric clinical laboratory business is highly competitive and dominated by several national laboratories, as well as many smaller niche and regional organizations. ChromaVision’s primary competitors include large independent laboratories that offer a wide test and product menu on a national scale. These large national independent laboratories have significantly greater financial, sales and logistical resources than ChromaVision and may be able to achieve greater economies of scale, or establish contracts with payor groups on more favorable terms. ChromaVision also competes with smaller niche laboratories that address a narrow segment of the esoteric market by offering very specific assay menus. Finally, institutions that are affiliated with large medical centers or universities compete with ChromaVision on the limited basis of perceived quality of service.

     Collaborations and Partnerships. In the future, ChromaVision hopes to become a valued partner for the development and marketing of advanced image analysis products and services. To gain more rapid market acceptance and to better position ChromaVision as an “automated solutions” provider, ChromaVision expects to be pursuing arrangements with antibody reagent and automated staining providers or others who have the critical mass from a commercial perspective. ChromaVision has entered into and will continue to use scientific collaborations to assist in identifying and validating applications of its technology and enhancing its marketing and distribution capabilities.

     Research & Development. To date, ChromaVision’s core competency has been in the area of advanced imaging as applied to the detection and quantification of reagent-stained cellular material. ChromaVision intends to continue to invest in the recruitment of experienced scientists and engineers with an emphasis on achieving a balance between research and development, innovation and support of focused, market-driven requirements. Research and development spending by ChromaVision was approximately $4.6 million, $4.8 million and $4.8 million in 2004, 2003, and 2002, respectively.

     Manufacturing. The ACIS® is currently manufactured at ChromaVision’s facility in San Juan Capistrano, California. ChromaVision’s employees assemble the components, optically align the microscope, load the software and quality test the system. Components of the system are manufactured internally, purchased off-the-shelf, or manufactured by subcontractors to ChromaVision specifications. The system uses an off-the-shelf charged couple device (CCD) camera and an Intel/Microsoft-based personal computer. The system can be adapted for use with most popular microscopes and related optical accessories. The ACIS® has been designed to be fully modular to take advantage of improvements in microscopy and computer hardware.

     Governmental Regulation. ChromaVision is subject to governmental regulation in the United States, in individual states and in other countries. These regulations govern, among other matters, the testing, manufacture, labeling, storage, record keeping, distribution, sale, marketing, advertising and promotion, and importing and exporting of medical devices. In addition, ChromaVision’s facilities have been issued licenses to manufacture medical devices and provide laboratory diagnostic services in California. The State of California could prohibit manufacturing of medical devices or provision of laboratory services if ChromaVision failed to maintain or renew these licenses. Additionally, requirements of states where laboratory services may be provided have various application and provisional requirements that must be satisfied. Laws and regulations pertaining to the products and/or services provided by ChromaVision are subject to change and depend heavily on administrative interpretations by federal and state government agencies. In anticipation of marketing its ACIS® products in the European Union, ChromaVision applied for and received the required certification.

     Employees. As of December 31, 2004, ChromaVision had 116 employees, including 17 in product development, engineering and discovery positions, 15 in manufacturing, quality assurance and field services, 46 in lab diagnostics, 12 in finance, executive and administrative capacities and 26 in sales and marketing. ChromaVision believes that its relationship with its employees is good. In addition to full-time employees, ChromaVision utilizes the services of various independent contractors, primarily for certain product development and foreign sales, marketing and administrative activity.

  Mantas

     Safeguard Opportunity. We commenced our ownership of Mantas in 2001 and we have increased our ownership to 87.6 percent at December 31, 2004. We believe Mantas’ position as an industry pioneer will enable it to leverage its significant domain expertise and capital investment in its proprietary behavioral detection technology to provide financial services and telecommunications companies with a comprehensive software solution to meet increased regulatory and compliance demands.

     General. Mantas (www.mantas.com) is a global software company which provides integrated, single-source, compliance analytic applications for the global financial services and telecommunications markets. Mantas’ products are used by global industry leaders to help ensure the integrity of their enterprise and to provide adherence with industry regulations, operational transparency requirements and risk identification and mitigation. All of Mantas’ financial services products are based on its Behavior Detection Platform™ which utilizes proprietary analytical techniques to provide applications for anti-money laundering, trading and brokerage compliance and fraud management. The Mantas platform (4.0 introduced in 2004 and, more recently, Mantas 4.1) can analyze billions of accounts and transactions, all in the context of one another, in order to identify suspicious activities for further review. In telecommunications, Mantas’ products provide real-time fraud detection as well as best value routing and revenue assurance for major carriers globally.

     Strategy. Mantas’ strategy is to provide competitive value in delivering analytic application software to enhance the performance and transparency of businesses operating in multiple global markets where behavior detection technologies are revolutionizing everyday corporate management. Mantas expects to achieve its strategic objectives through best-of-breed intellectual property, a reputation for execution and development and world-class sales methodologies, global distribution channels and innovative marketing.

     Mantas believes that its business is being affected by the following industry trends:

•	Increased regulatory compliance requirements and concern for terrorist acts world-wide require banks, insurers, brokerage firms and other financial services businesses, as well as telecommunications providers, to implement rigorous screening systems to detect and prevent money laundering and other illegal activities.

•	Mantas’ target customers receive and process huge volumes of data from multiple sources and utilize the data for numerous purposes, resulting in major differences in data content and data structure, and making data analysis and coherent information extraction more difficult.

•	The resources needed to create and maintain internal solutions for these challenges may be difficult for businesses already under budgetary constraints, particularly as customer demands continue to grow in sophistication.

     Products. Mantas has developed and markets over 200 different scenarios to identify behaviors and increase operational transparency for the financial services industry. These scenarios cover trading compliance, anti-money laundering, best execution, fraud, broker compliance, mutual fund compliance and employee surveillance. Some examples include insider trading, front-running, hidden relationships, client suitability, churning, rapid movement of funds, mutual fund switches and break-points and best execution – all supported in a single, robust and scalable Behavior Detection Platform™ (currently 4.1 version). Its primary components are:

•	Data Ingestion - receiving, processing and storing transaction, customer and other data in a format designed to streamline and accelerate detection. Data can exceed 150 million transactions a day and over 10,000 instances of market data a second.

•	Behavior Detection - utilizing business sequences, links, rules and patterns to analyze the data to detect fraud and other illegal conduct, to assure regulatory compliance in business activities or many other customizable performance management or operational analysis needs.

•	Alert Management – providing the user interface, visual graphics, dashboards, case management and other components to bring identified behaviors to the attention of appropriate compliance staff and management.

     These functions can be designed and deployed world-wide in a fully integrated network throughout the customer’s organization. Data management, behavior detection and management alert functions can be scheduled as frequently as daily or at other intervals to suit the customer’s needs. In the financial services industry, Mantas’ solutions are currently in production at 15 global companies and their subsidiaries in North America, South America, Europe and Asia, who use our product to analyze data from over 200 jurisdictions around the world.

     Mantas also provides best value routing (“BVR”), revenue assurance and fraud detection software for major telecommunications service providers. Mantas’ fraud management solutions provide real-time detection, management and deterrence systems, and a life cycle solution for fixed line, mobile, VoIP and next generation networks. The BVR solution is an advanced, automated routing system with integrated capacity detection, network inventory updates and vendor rate imports all in one platform. This application can detect network degradation in real time and re-route traffic based on specified parameters, including cost.

     Research and Development. Mantas maintains ongoing development of market-specific applications aligned against market trends, customer requirements and its product management strategy. When appropriate, Mantas also utilizes third parties, including outsourced development teams in India and the Ukraine, to expand the capacity and technical expertise of its internal research and development staff. Mantas believes this approach shortens time-to-market and reduces its development costs without compromising competitive position or product quality. Mantas plans to continue to draw upon third-party resources as needed in the future.

     Product Support. Mantas believes that providing excellent customer service is fundamental to customer satisfaction. Mantas’ initial maintenance and support contracts are typically one to five years, with annual renewals thereafter, and are priced as a percentage of the total license fees paid by a customer. Maintenance and support contracts generally entitle the customer to receive software patches, updates and enhancements, if and when available, and technical support during normal business hours. Mantas also offers extended and enterprise maintenance plans that give customers access to 24x7 support and additional support services.

     Customers; Sales and Marketing. Mantas’ products are used by global industry leaders, covering large wholesale banks, sophisticated global brokerages, retail brokerages and telecommunications carriers. For the year ended December 31, 2004, three customers represented individually in excess of 10 percent of Mantas’ revenue. For the year ended December 31, 2003, five customers represented individually in excess of 10 percent of Mantas’ revenue.

     Sales are made both through a direct sales force and, commencing in 2004, through distribution alliances with IBM, BearingPoint, Infosys Technologies, Fiserv Solutions, Iflex Solutions, and TEMENOS HOLDINGS. The typical sales cycle lasts six to twelve months though Mantas has experienced quicker customer decisions. Total contractual backlog (revenue not yet recognized from signed contracts) was $40 million as of December 31, 2004, up from $28.2 million at the end of 2003. Mantas’ contracts typically extend beyond one year, and may be subject to change of scope, early termination by the client or delay for many reasons. For these reasons, Mantas might not be able to fully realize its entire backlog as revenue.

     As a leader in a developing market, Mantas focuses its marketing efforts on customer awareness of the competitive advantages of the Mantas platform, as well as Mantas’ reputation for execution and implementation excellence. Marketing programs are focused on creating awareness, maintaining market leadership as well as lead generation and customer references for Mantas’ products. These programs are targeted at key executives such as chief executive officers, chief compliance officers, chief information officers and information technology managers. Mantas’ marketing personnel engage in a variety of activities, including positioning its software products and services, conducting public relations programs, establishing and maintaining relationships with industry analysts, producing product collateral and generating qualified sales leads.

     Intellectual Property and Other Proprietary Rights. Mantas’ success depends upon its proprietary technology. Mantas relies on a combination of patent, copyright, trademark, trade secret, confidentiality and licensing arrangements to establish and protect its intellectual property. As part of its confidentiality procedures, Mantas enters into non-disclosure agreements with employees, distributors, suppliers and clients covering its software, documentation, other proprietary information and intellectual property rights.

     Competition. Mantas encounters competition from general consulting firms and software development companies focusing on compliance solutions for the financial services and telecommunications markets, as well as from internal development. Many of Mantas’ current and potential competitors have significantly greater financial, technical, marketing and other resources. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products. Mantas believes that continuing market consolidation in the financial services and telecommunication software industries has intensified competition among software providers, causing increased pricing pressure, but also an increase in the competitive gap between market leaders and other participants. Competitive factors driving customer purchasing decisions have been primarily price, quality, reputation and product features, and a sense that the compliance and anti-money laundering requirements are not considered strategic. Mantas believes that it competes on the basis of its product platform, industry expertise and global reach.

     Employees. At December 31, 2004, Mantas had approximately 170 full-time employees working at offices in the United States (Virginia (corporate headquarters), New York and California), England, India and Singapore, supplemented with a development partner in the Ukraine and systems integration teams in nine other countries. Mantas considers its employee relations to be good.

  Pacific Title

     Safeguard Opportunity. We acquired an interest in Pacific Title in 1997 and have increased our ownership position to 93.2 percent at December 31, 2004. Technology has driven fundamental changes in the production and post-production of motion picture and television content, with increased emphasis on special effects, digital color correction, 3D animation and many other sophisticated elements. As a pioneer since 1919 in the development and introduction of new methods, services and technologies, we believe Pacific Title is uniquely positioned to lead the continued expansion of digital technologies. Leveraging state-of-the-art equipment and significant domain expertise, Pacific Title can handle the enormous volume (measured in petabytes) and complex programming needed to meet the often changing and rush delivery needs of its clients.

     General. Pacific Title (www.pactitle.com) is a leading provider of a broad range of post-production digital and photo-chemical services to the Hollywood motion picture and television industry. Pacific Title provides a complete array of state-of-the-art digital post-production capabilities both for new releases and restoration of film libraries, leading the transformation from optical, analog image reproduction and processing to more dynamic, cost-effective and flexible digital image processing technologies.

     Strategy. Pacific Title seeks to meet the high-quality service and technological support needs of motion picture studios and production companies. Pacific Title believes that its past growth and future opportunities are being driven by the following industry trends:

•	Increased world-wide demand for original film entertainment content and a strong pipeline of feature film projects;

•	The development of new and expanding markets for existing film libraries, including remastering, high resolution scanning and restoration services.

•	Increased demand for innovation and technological advances to support creative vision;

•	Expanding application of digital technologies for content manipulation, as well as the anticipated deployment of digital distribution and display technologies; and

•	Increasing concern for the preservation, restoration and storage of aging film libraries.

     We believe Pacific Title’s services and industry stature have well positioned the company to continue its leadership in anticipating and meeting its customers’ needs.

     Services. Pacific Title maintains post-production facilities as components of its full range of integrated services. Pacific Title’s customers may choose one, several or all of these services based on their needs from project to project. These services include:

•	High resolution pin registered film scanning (35mm, vista-vision, and 16mm);
•	35mm, 65mm and vista-vision laser film recording;
•	Tape to film image processing and laser recording (commercials);
•	Proprietary use of image processing algorithms;
•	2D image manipulation;
•	Multi-layer compositing;
•	3D animation;
•	Special visual effects;
•	Main & end title design;
•	Subtitling (including multi-language);
•	Digital color correction (Digital Intermediate);
•	Proprietary dirt & scratch removal (Dust busting systems);
•	Data management;
•	Digital trailer production;
•	Film preservation and restoration; and
•	Digital YCM’s (Rosetta Process), for long-term preservation of digital assets.

     Customers; Sales and Marketing. Pacific Title markets its services through a combination of industry referrals, formal advertising, trade show participation, special client events, and its Internet website. While it relies primarily on its reputation and business contacts within the industry for the marketing of its services, Pacific Title also maintains a direct sales force to communicate the capabilities and competitive advantages of its services to potential new customers. In addition to its traditional sales efforts directed at those individuals responsible for placing orders, Pacific Title also strives to negotiate “preferred vendor” relationships with its major customers. Through this process, Pacific Title negotiates discounted rates with large volume clients in return for being promoted within the client’s organization as an established and accepted vendor. Pacific Title negotiates such agreements periodically with major entertainment studios.

     Pacific Title’s clients include Walt Disney Company, 20th Century-Fox, Universal Studios, Warner Bros., Sony Pictures Entertainment, Dreamworks SKG, Metro-Goldwyn-Mayer and Paramount Pictures, as well as many independent motion picture and television production companies. Pacific Title generally does not have exclusive service agreements with its clients. Because clients generally do not make arrangements with Pacific Title until shortly before its facilities and services are required, Pacific Title usually does not have a significant backlog of service orders. Pacific Title’s services are generally offered on an hourly or per unit basis based on volume and client demand. For the year ended December 31, 2004, three customers each represented more than ten percent of Pacific Title’s revenues. For 2003, two customers each represented more than ten percent of Pacific Title’s revenues.

     Pacific Title believes it has built its strong reputation in the market with a commitment to customer service. The sales and customer service staff develops strong relationships with clients within the studios and is trained to emphasize Pacific Title’s ability to meet difficult delivery time frames and provide reliable and cost-effective service.

     Competition. Pacific Title operates in a competitive, service-oriented industry. Certain competitors provide many of the services provided by Pacific Title, while others specialize in one or several of these services. Some of these companies have greater financial, operational and marketing resources than Pacific Title. Substantially all of Pacific Title’s competitors have a presence in the Hollywood, California area, which is the largest market for Pacific Title’s services. Pacific Title believes that it maintains a competitive edge in its market through the quality and scope of the services it provides and its proven tradition of providing timely delivery of these services. Pacific Title believes that prices for its services are competitive within its industry, although some competitors may offer certain of their services at lower rates than Pacific Title. The principal competitive factors affecting this market are reliability, timeliness, quality and price. Pacific Title also competes, to a lesser extent, with the in-house operations of major motion picture studios.

     Seasonality. Pacific Title’s business is subject to substantial variations as a result of seasonality, which the company believes is typical of the film post-production industry. Pacific Title believes that its exposure to seasonal industry trends may diminish in the future as a result of the broadening of its service offerings. Demand for Pacific Title’s service also has been adversely impacted on several occasions over the last three years as a result of actual or threatened labor stoppages in its customers’ film production industry.

     Employees. At December 31, 2004, Pacific Title had approximately 147 employees. Approximately 34 employees are represented by the International Alliance of Theatrical and Stage Employees pursuant to a collective bargaining agreement, which expires in July 2006. Pacific Title has never experienced a work stoppage and considers its relations with its employees to be good.

  Laureate Pharma

     Safeguard Opportunity. In December 2004, we acquired 100 percent of the business and assets operated by Laureate Pharma. The substantial growth in sales of biotechnology products has spurred a significant investment by large pharmaceutical companies and smaller biotechnology companies in the development of new biotechnology products for human therapeutics. These companies, particularly biotechnology companies, are highly dependent on funding to develop new drugs from basic research through clinical trials. Few have the resources or expertise to build the facilities, equipment and staff needed to manufacture the quantities of drug product needed to conduct clinical trials and commercialize approved products. Laureate Pharma provides its customers with a cost-effective, lower-risk alternative, which also improves the quality of their products and processes and reduces time-to-market.

     General. Laureate Pharma (www.laureatepharma.com) is a life sciences company dedicated to providing critical services to facilitate biopharmaceutical product development and manufacturing. Laureate Pharma seeks to become a leader in the biopharmaceutical and novel drug-delivery industry by delivering superior development and manufacturing services to its customers. Laureate Pharma operates facilities in Princeton (bioprocessing) and Totowa (drug delivery), New Jersey.

     Strategy. Laureate Pharma’s strategy is to build on its strong customer relationships and generate new customers, to increase its new services and products, and to maintain its reputation for high quality in the use of state-of-the-art technology to deliver products and services that meet applicable regulatory, environmental and safety requirements, including current Good Manufacturing Practices (cGMPs).

     Laureate Pharma believes its growth opportunities are driven by the following industry trends:

•	Substantial growth in the development of biotechnology products for human therapeutics, representing an increasing percentage of the total pharma pipeline.

•	High demand for manufacturing capacity, along with the significant capital required to build capacity, creating increased opportunities for outsourced services.

•	Need for product development support, equipment and facilities by biotechnology companies without existing capabilities.

     We believe Laureate Pharma’s broad range of services and deep development expertise position it to benefit from these trends.

     Services. Laureate Pharma’s services include:

•	Bioprocessing, which focuses on clinical stage biologic products and comprises the essential steps to support the development and commercialization of customers’ products, including:

Cell Line Development and Optimization – to improve and maximize protein productivity of production cell lines in optimal growth media; cell lines produce the protein that is the biologic product.

Process Development – to bring the product from clinical laboratory scale to pilot production and on to clinical- and commercial-scale production; essential to make sufficient product to support clinical trials and smaller quantity commercial scale production.

Purification Development – to design and validate procedures for removal of impurities and purification of products that comply with regulatory requirements.

Bioreactor Production – using stirred-tank, disposable bag and hollow-fiber mammalian cell culture bioreactors ranging from 20 to 2500 liters to produce biopharmaceutical products, with considerable expertise in monoclonal antibody products.

Downstream Processing – using specialized equipment, Laureate Pharma develops and operates robust purification processes for cGMP manufacture of client’s products. Laureate Pharma also performs process validation studies as may be required for each client’s product.

Aseptic Filling – for in-process convenience and integrity, on-site vial filling of biopharmaceutical and drug products in batch sizes up to 10,000 vials or 200 liters of bulk volume.

•	Drug Delivery Services, which include state-of-the art formulation and production of clinical and commercial quantities of microparticle-encapsulation of a customer’s pharmaceutical products. This technology enables an existing product to be reformulated in an extended-release delivery format, thus improving the product’s performance and potentially extending its patent protection. Laureate Pharma’s services include formulation development (through a strategic partner), process development and scale-up, aseptic filling and quality assurance and testing.

•	Quality Control, which includes analytical and microbiology testing of raw materials, in-process and finished products.

•	Quality Assurance, which includes preparation, control and review of documentation, including standard operating procedures (SOPs), master batch records, test procedures, and specifications. Laureate Pharma reviews and releases all controlled materials, including raw materials, intermediates and products.

     Raw Materials. Laureate Pharma’s customers supply the cell lines for bioprocessing and the active compounds for drug delivery. Laureate Pharma supplies a wide range of supporting materials, including cell growth media, excipients and filling components. These materials are purchased from many suppliers and Laureate Pharma is generally not dependent on any one supplier.

     Research and Development. Laureate Pharma’s research and development efforts are focused on improving its technology and developing processes for the manufacture of new products to meet customer requirements. The primary goals are to improve manufacturing processes to reduce costs, improve quality and increase capacity.

     Intellectual Property. Laureate Pharma relies primarily on know-how in its manufacturing processes and techniques not generally known to other life sciences companies to develop and maintain its market position. Laureate Pharma requires employees to sign confidentiality and other protective agreements where appropriate.

     Environmental and Safety Regulations. Certain products manufactured by Laureate Pharma involve the use, storage and transportation of toxic and hazardous materials. Laureate Pharma’s operations are subject to extensive federal, state and local laws and regulations relating to the storage, handling, emission, transportation and discharge of materials into the environment and the maintenance of safe conditions in the work place. Laureate Pharma maintains environmental and industrial safety and health compliance programs at its facilities, and believes that its manufacturing operations are in compliance with all applicable safety, health and environmental laws.

     Sales and Marketing; Customers. Laureate Pharma provides process development and manufacturing services on a contract basis to biopharmaceutical companies. Laureate Pharma’s customers generally include small to mid-sized biotechnology and pharmaceutical companies seeking manufacturing and development in the biopharmaceutical and drug delivery areas. Laureate Pharma’s customers are often dependent on the availability of funding to pursue drugs that are in early stages of clinical trials, and thus have high failure rates. Losses of one or more customers can result in significant swings in profitability from quarter to quarter and year to year. Although there has been a trend among biopharmaceutical companies to outsource drug production functions, this trend may not continue. Many of Laureate Pharma’s contracts are short term in duration. As a result, Laureate Pharma must continually replace its contracts with new contracts to sustain its revenue.

     Competition. There are a number of primary competitors that focus on supplying clinical scale contract biopharmaceutical development and manufacturing services to biotechnology companies. Generally, the larger competitors focus on larger quantities and scale of manufacturing capacity. Laureate Pharma focuses on clinical scale process development and manufacturing services, and maintaining a reputation for regulatory compliance, a commitment to quality and excellent early process development services. Laureate Pharma believes that customers in its target markets display loyalty to their initial services provider. Therefore, it may be difficult to generate sales to potential customers who have purchased development and manufacturing services from competitors. To the extent Laureate Pharma is unable to be the first to develop and supply new biopharmaceutical products, its competitive position may suffer.

     Employees. At December 31, 2004, Laureate Pharma had 60 full-time employees at its Princeton facility and eight full-time employees at its Totowa facility (supplemented through a partnering arrangement providing up to 16 additional hourly union production personnel). Laureate Pharma believes its employee relations are good.

  Other Companies and Funds

     In addition, we hold interests in a number of other companies and funds that do not currently operate in the categories described above or that operate in our primary categories but in which we generally own less than a majority interest. The following table provides a summary of our principal other companies, which are companies that we do not control and, therefore, are not consolidated in our results of operations. The ownership percentage is presented as of December 31, 2004. From time to time we may seek to opportunistically increase our position or sell some or all of our interests in these companies.

		% Owned By
Company	Description of Business	Safeguard

eMerge Interactive (NASDAQ:EMRG) (www.emergeinteractive.com)	eMerge Interactive, Inc. is a technology company serving the agricultural, foodservice and healthcare industries.	16%

Mobility Technologies (www.mobilitytechnologies.com)	Mobility Technologies, Inc. is a technology company engaged in collecting, processing and distributing real-time vehicular traffic information. Mobility Technologies currently provides traffic information through satellite and terrestrial radio, television and on-board automobile navigation systems.	3%

Neuronyx (www.neuronyx.com)	Neuronyx, Inc. is a development-stage biopharmaceutical company whose mission is to discover, develop and deliver new medicines by leveraging the ability of adult bone marrow-derived stem cells to repair, regenerate and remodel tissue in acute and chronic disease settings. Early collaborations have focused on cardiovascular repair.	6%

NexTone Communications (www.nextone.com)	NexTone Communications, Inc. develops carrier-grade products that provide scalable session management of voice over IP (VoIP) and other real-time services.	24%

ProModel Solutions (www.promodel.com)	ProModel Solutions combines professional services and innovative technology to deliver business process optimization and decision support solutions to the pharmaceutical, healthcare and manufacturing and logistics industries.	35%

Ventaira Pharmaceuticals (www.ventaira.com)	Ventaira Pharmaceuticals, Inc., formerly BattellePharma, Inc., is a specialty pharmaceutical company that develops highly differentiated pharmaceutical products by combining novel applications of generic drugs with the superior delivery benefits of its MysticTM inhaled drug delivery technology.	11%

     We participate in earlier stage technology development through our interests in several private equity funds. During 2004, we completed a total of $6.4 million in funding of previously committed and uncalled capital to these funds. We currently have no intention of increasing our commitments to private equity funds and may seek to reduce our current ownership interest in, and our existing commitments to, the private equity funds in which we hold interests. We may also seek to opportunistically sell some or all of our interests in these funds.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

     Information on net sales, net income and assets employed for each operating segment of Safeguard’s business for the three-year period ended December 31, 2004 is contained in Note 21 to the Consolidated Financial Statements.

OTHER INFORMATION

     The operations of Safeguard and its companies are subject to environmental laws and regulations. Safeguard does not believe that expenditures relating to those laws and regulations will have a material adverse effect on the business, financial condition or results of operations of Safeguard.

AVAILABLE INFORMATION

     All periodic and current reports, registration statements, and other filings that Safeguard is required to file with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section

13(a) of the Exchange Act, are available free of charge from the SEC’s website (http://www.sec.gov) or public reference room at 450 Fifth Street N.W., Washington, DC 20549 (1-800-SEC-0330) or through Safeguard’s Internet website at http://www.safeguard.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, Safeguard Scientifics, Inc., 435 Devon Park Drive, 800 The Safeguard Building, Wayne, PA 19087.

     The internet website addresses for Safeguard and its companies are included in this report for identification purposes. The information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

     The following corporate governance documents are available free of charge on Safeguard’s website: the charters of our Audit, Compensation and Corporate Governance Committees, our Statement on Corporate Governance and our Code of Conduct. Copies of these corporate governance documents also may be obtained by any shareholder, free of charge, upon written request to: Corporate Secretary, Safeguard Scientifics, Inc., 435 Devon Park Drive, 800 The Safeguard Building, Wayne, Pennsylvania 19087. We also will post on our website any amendments to or waivers of our Code of Conduct that relate to our directors and executive officers.

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

     Safeguard’s consolidated companies lease various facilities throughout the United States and in certain non-U.S. locations. The physical properties occupied by each of our consolidated companies, under leases expiring between 2005 and 2014, are summarized below:

			Approximate
Company	Locations	Use	Square Footage

Alliance Consulting	Pennsylvania and other locations in the U.S. and India (7 facilities)	Office/Sales/Development	83,000

ChromaVision	California (2 facilities)	Office/Manufacturing/Laboratory Services	32,000

Mantas	Virginia and other locations in the U.S., India and United Kingdom (5 facilities)	Office/Sales/Service/Research & Development	47,000

Pacific Title	California (2 facilities)	Office/Production	36,000

Laureate Pharma	New Jersey (2 facilities)	Office/Manufacturing	78,000

     We believe that all of the existing facilities are suitable and adequate to meet the current needs of our respective companies. If new or additional space is needed, we believe each of our companies can readily obtain suitable replacement properties to support their needs on commercially reasonable terms. However, we note that ChromaVision’s laboratory services facility and Laureate Pharma’s manufacturing facilities are operated under and subject to various federal, state and local permits, rules and regulations. As a result, any extended interruption in the availability of these facilities could have a material adverse effect on the results of operations of the respective companies.

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

     These two cases were consolidated for further proceedings under the name “In Re: Safeguard Scientifics Securities Litigation” and the Court approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. The plaintiffs filed a consolidated and amended complaint. On May 23, 2002, the defendants filed a motion to dismiss the consolidated and amended complaint for failure to state a claim upon which relief may be granted. On October 24, 2002, the Court denied the defendants’ motions to dismiss, holding that, based on the allegations of plaintiffs’ consolidated and amended complaint, dismissal would be inappropriate at that juncture. On December 20, 2002, plaintiffs filed with the Court a motion for class certification. On August 27, 2003, the Court denied plaintiffs’ motion for class certification. On September 12, 2003, plaintiffs filed with the United States Court of Appeals for the Third Circuit a petition for permission to appeal the order denying class certification. On November 5, 2003, the Third Circuit denied plaintiffs’ petition and declined to hear the appeal. On November 18, 2003, plaintiffs’ counsel moved to intervene new plaintiffs and proposed class representatives, which motion was denied by the Court on February 18, 2004. On July 12, 2004, a third putative class action complaint captioned Mandell v. Safeguard Scientifics, Inc., et al. was filed against us and Mr. Musser in the United States District Court for the Eastern District of Pennsylvania. The new complaint asserts similar claims to those asserted in the consolidated and amended class action complaint. The complaint also asserts individual claims on behalf of two individual plaintiffs who had attempted unsuccessfully to intervene in the consolidated action. We have not yet responded to the new complaint. On August 10, 2004, the Court entered an order staying all proceedings in the Mandell action pending the Court’s ruling on defendants’ summary judgment motion in the consolidated action, or until such later time as the Court may order. On November 23, 2004, the Court entered an order granting defendants’ motion for summary judgment. On December 17, 2004, the plaintiffs filed a notice of appeal with the Court, seeking to appeal the Court’s orders granting summary judgment to defendants, denying class certification and denying the motion to intervene new plaintiffs, among other matters. The Court has not taken any further action with respect to the Mandell action.

     The outcome of this litigation is uncertain, and while we believe that we have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously, no assurance can be given as to the outcome of these lawsuits. An adverse outcome could have a material adverse effect on our consolidated financial statements and results of operations.

  CompuCom Systems Litigation

     On May 28, 2004, June 1, 2004 and June 10, 2004, three substantially similar complaints were filed in the Chancery Court of the State of Delaware by purported stockholders of CompuCom Systems, Inc. (“CompuCom”) allegedly on behalf of a class of holders of CompuCom’s common stock. By order dated July 22, 2004, these three actions were consolidated for all purposes. On July 27, 2004, plaintiffs filed an amended class action complaint under the caption of one of the three actions (the “Amended Complaint”) that names us, CompuCom and its directors as defendants. The Amended Complaint alleges that CompuCom, its directors, and we breached fiduciary duties in connection with the merger agreement relating to the acquisition of CompuCom by an affiliate of Platinum Equity, LLC and aided and abetted one another in the course of committing the alleged breach. Among other things, the Amended Complaint alleges that the defendants failed to obtain the best transaction reasonably available and diverted merger consideration from CompuCom’s minority stockholders to us and CompuCom’s directors and certain of its officers. It is also alleged that CompuCom failed to disclose, or only partially disclosed, certain matters in CompuCom’s proxy statement. The Amended Complaint seeks (i) an injunction against the proposed transaction, (ii) an order invalidating the proposed transaction in the event it is consummated, (iii) an order directing CompuCom’s directors to obtain a transaction that is in the best interests of all of its stockholders and to disclose all material information to stockholders in connection with any transaction, and (iv) the imposition of a constructive trust, in favor of plaintiffs, upon any benefits improperly received by defendants. On July 27, 2004, plaintiffs filed a motion for expedited proceedings and discovery in connection with the injunctive relief sought and requested that a preliminary injunction hearing be held before August 19, 2004, the originally scheduled date of the special meetings of our shareholders and the stockholders of CompuCom. Defendants filed their opposition to the motion on July 28, 2004. On July 29, 2004, the Court denied the plaintiffs’ motion to expedite. On September 13, 2004, plaintiffs filed a Second Amended Complaint alleging substantially similar claims. On November 5, 2004, defendants filed motions to dismiss the Second Amended Complaint.

     The outcome of this litigation is uncertain, and while we believe that we and CompuCom have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously, no assurance can be given as to the outcome of these lawsuits. An adverse outcome could have a material adverse effect on our consolidated financial statements and results of operations.

  General

     Finally, we, as well as our companies, are involved in various claims and legal actions arising in the ordinary course of business. While in the current opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations, no assurance can be given as to the outcome of these lawsuits, and one or more adverse rulings could have a material adverse effect on our consolidated financial position and results of operations, or that of our companies.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2004.

ANNEX TO PART I — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position(s)	Executive Officer Since
Anthony L. Craig	59	President, Chief Executive Officer and Director	2001
Michael F. Cola	45	Group President, Life Sciences	2002
Christopher J. Davis	52	Executive Vice President and Chief Administrative and Financial Officer	2001
Steven J. Feder	41	Senior Vice President and General Counsel	2004
John A. Loftus	43	Senior Vice President and Chief Technology Officer	2004

     Mr. Craig became president and chief executive officer of Safeguard in October 2001. Before joining Safeguard, Mr. Craig was chief executive officer from December 1999 to October 2001, and remains chairman, of Arbinet-thexchange, a leading electronic market for trading, routing and settling communications capacity. Before Arbinet, he served as president and chief executive officer of Global Knowledge Network, a premier provider of technology learning services, from January 1997 to December 1999. Mr. Craig has also served as corporate vice president for Digital Equipment Corporation, senior vice president for Oracle Systems Corporation, and president and chief executive officer of Prime Computer. Mr. Craig has also held the positions of vice president of General Electric Company and president and chief executive officer of GE Information Services, as well as a series of executive assignments internationally at IBM Corporation. Mr. Craig is a director of ChromaVision.

     Mr. Cola joined Safeguard as vice president of operations and management services in February 2000 and became managing director in January 2002 and Group President, Life Sciences in May 2004. Prior to joining Safeguard, Mr. Cola spent nine years in various leadership positions at AstraMerck, Astra Pharmaceuticals, and AstraZeneca. During this time period he was responsible for the spinout of AstraMerck, US product development, and Global Clinical Operations. Prior to AstraMerck Mr. Cola was responsible for re-engineering processes and systems in manufacturing and product development at Campbell Soup Company. Mr. Cola is currently a director and Chairman of, and from February 2004 to July 2004 served as interim Chief Executive Officer of, ChromaVision.

     Mr. Davis joined Safeguard as vice president, strategic development in March 2000 and became executive vice president and chief financial officer in August 2001, managing director and chief financial officer in January 2002 and executive vice president and chief administrative and financial officer in May 2004. Prior to joining Safeguard, Mr. Davis served for three years as president and chief executive officer of LFC Financial Corporation, a privately held financial services company engaged in complex financing transactions, and as chief financial officer for the preceding nine years. Mr. Davis began his career at Coopers & Lybrand as a certified public accountant and has also been an independent consultant for early stage, technology-oriented companies.

     Mr. Loftus joined Safeguard in May 2002 and became senior vice president and chief technology officer in December 2003. Mr. Loftus is a founder of Gestalt LLC where he served as chief technology officer from September 2001 to May 2002. Mr. Loftus served as senior vice president, e-Solutions of Breakaway Solutions from May 1999 until August 2001 (Breakaway Solutions filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in September 2001); and served as senior vice president and chief technology officer of WPL Laboratories from February 1997 to May 1999. Mr. Loftus spent the first 14 years of his career in a variety of executive, management, and engineering positions at GE and PECO Energy.

     Mr. Feder joined Safeguard in November 2004 as senior vice president and general counsel. Prior to joining Safeguard, Mr. Feder was a partner with the law firm of Pepper Hamilton LLP in its Berwyn, Pennsylvania office from May 2000 to November 2004. He was a partner from March 1998 to May 2000 at the law firm of White and Williams LLP in Philadelphia, Pennsylvania and a senior associate from July 1995 to March 1998 at the law firm of Ballard Spahr Andrews and Ingersoll in Philadelphia, Pennsylvania. From 1990 to June 1995, Mr. Feder was corporate counsel for MEDIQ Incorporated, formerly an AMEX-listed diversified healthcare company.

PART II.

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Company’s common stock is listed on the New York Stock Exchange (Symbol: SFE). The high and low sale prices reported within each quarter of 2004 and 2003 are as follows:

	High	Low
Fiscal year 2004:
First quarter	$6.25	$3.23
Second quarter	3.95	2.05
Third quarter	2.34	1.61
Fourth quarter	2.45	1.48
Fiscal year 2003:
First quarter	$1.80	$1.16
Second quarter	3.34	1.38
Third quarter	3.95	2.40
Fourth quarter	4.42	3.11

     The high and low sale prices reported in 2005 through March 10 were $2.17 and $1.36, respectively, and the last sale price reported on March 10, 2005, was $1.40. No cash dividends have been declared in any of the years presented, and the Company has no present intention to declare cash dividends.

     As of March 10, 2005, there were approximately 64,000 beneficial holders of the Company’s common stock.

Item 6. Selected Consolidated Financial Data

     The following table sets forth our selected consolidated financial information for the five years in the period ended December 31, 2004. The selected consolidated financial data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Consolidated Financial Statements and Notes thereto included in this report. The historical results presented herein may not be indicative of future results. As a result of the sale of CompuCom on October 1, 2004, the operating results of CompuCom are shown as a discontinued operation for all periods presented.

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$146,874	$136,715	$126,740	$174,945	$118,344
Short-term investments	33,555	7,081	9,986	—	51,230
Restricted cash	1,119	1,069	3,634	8,033	35,000
Working capital of continuing operations	169,488	131,213	121,111	258,591	202,495
Total assets of continuing operations	453,812	374,108	421,173	745,544	1,211,257
Long-term debt, net of current portion	9,352	2,128	932	19,599	13,422
Capital leases, net of current portion	1,858	409	1,066	539	71
Other long-term liabilities	11,785	13,152	14,018	11,579	164,765
Convertible subordinated notes	—	200,000	200,000	200,000	200,000
Convertible senior debentures	150,000	—	—	—	—
Total shareholders’ equity	205,803	236,171	272,287	418,796	910,627

Consolidated Statements of Operations Data

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands except per share amounts)
Revenue
Product sales	$8,397	$17,822	$20,241	$20,173	$18,466
Service sales	148,312	149,616	94,235	90,732	42,602

Total revenue	156,709	167,438	114,476	110,905	61,068

Operating Expenses
Cost of sales — product	2,728	6,879	4,375	3,467	3,936
Cost of sales — service	102,271	93,278	44,848	43,184	11,931
Selling, general and administrative	103,771	110,812	118,894	112,876	120,158
Amortization of intangibles	5,129	9,499	7,660	11,740	7,232
Impairment	—	15,968	6,575	—	—

Total operating expenses	213,899	236,436	182,352	171,267	143,257

Operating loss	(57,190)	(68,998)	(67,876)	(60,362)	(82,189)
Other income (loss), net	38,804	48,930	(5,149)	(41,332)	92,115
Impairment — related party	(3,400)	(659)	(11,434)	—	—
Interest income	2,628	2,197	6,313	12,339	18,097
Interest expense	(9,761)	(12,173)	(21,661)	(26,826)	(26,619)
Equity loss	(14,534)	(17,179)	(51,004)	(395,947)	(319,922)
Minority interest	8,428	6,754	10,172	557	973

Net loss from continuing operations before income taxes and change in accounting principle	(35,025)	(41,128)	(140,639)	(511,571)	(317,545)
Income taxes (expense) benefit	24	(209)	(46)	9,727	102,461

Net loss from continuing operations before change in accounting principle	(35,001)	(41,337)	(140,685)	(501,844)	(215,084)
Discontinued operations, net of taxes	(19,819)	8,006	12,017	2,744	2,680
Cumulative effect of change in accounting principle	—	—	(21,815)	—	—

Net Loss	$(54,820)	$(33,331)	$(150,483)	$(499,100)	$(212,404)

Basic Income (Loss) Per Share:
Loss from continuing operations	$(0.29)	$(0.35)	$(1.19)	$(4.28)	$(1.88)
Income (loss) from discontinued operations	(0.17)	0.07	0.09	0.02	0.02
Cumulative effect of change in accounting principle	—	—	(0.18)	—	—

Net loss	$(0.46)	$(0.28)	$(1.28)	$(4.26)	$(1.86)

Diluted Income (Loss) Per Share:
Loss from continuing operations	$(0.29)	$(0.35)	$(1.20)	$(4.28)	$(1.88)
Income (loss) from discontinued operations	(0.17)	0.05	0.08	0.01	0.01
Cumulative effect of change in accounting principle	—	—	(0.18)	—	—

Net loss	$(0.46)	$(0.30)	$(1.30)	$(4.27)	$(1.87)

Shares used in computing:
Basic and diluted income (loss) per share	119,965	118,486	117,736	117,290	114,068

     Certain amounts for prior periods in the Consolidated Financial Statements have been reclassified to conform with current period presentations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note concerning Forward-Looking Statements

     This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially, include, among others, managing rapidly changing technologies, limited access to capital, competition, the ability to attract and retain qualified employees, the ability to execute our strategy, the uncertainty of the future performance of our companies, acquisitions and dispositions of companies, the inability to manage growth, compliance with government regulation and legal liabilities, additional financing requirements, labor disputes and the effect of economic conditions in the business sectors in which our companies operate, all of which are discussed below under the caption “Factors that May Affect Results.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.

     All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

     In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

Overview

     We are focused on owning and operating growth businesses engaged in a number of diverse business activities. We focus primarily on companies in the Time-To-Volume stage of development. Time-to-Volume companies generally are generating revenues from commercially viable products or services and are facing new challenges as they scale their businesses to take advantage of market opportunities. We seek to create long-term shareholder value by helping companies primarily in the information technology and life sciences industries develop through superior operations and management. Our primary focus is on the operations of our consolidated, majority-owned companies and helping them increase market penetration, grow revenue and improve cash flow in order to create long-term value.

     We see growing market opportunities for companies that operate in the following two categories:

•	Information Technology. Including companies focused on complex information technology, software and service solutions; and

•	Life Sciences. Including companies focused on drug formulation or delivery techniques, specialty pharmaceuticals, diagnostics or devices.

     Our strategy is to acquire majority ownership positions in companies through expansion capital, buyouts, carve-outs, recapitalizations or other structures. In addition, we hold interests in a number of other companies, that do not currently operate in the categories described above or that operate in these categories but in which we generally own less than a majority interest. We also participate in earlier stage technology development through our interests in several private equity funds.

     During 2005, we intend to focus our resources on the operations of our consolidated companies — Alliance Consulting, ChromaVision (soon-to-be called Clarient, Inc.), Mantas, Pacific Title and Laureate Pharma. In addition, we will continue to pursue potential acquisitions and business combinations. We anticipate that any new acquisitions will involve companies that are either in the information technology or life sciences industries or are complementary to our existing companies.

     Many of our companies are technology-related companies that have incurred substantial losses in 2004 and in prior periods. We expect some of these losses to continue in 2005. In addition, we expect to continue to acquire interests in more technology-related companies that may have operating losses when we acquire them. We also expect certain of our existing companies to continue to invest in their products and services and to recognize operating losses related to those activities. As a result, our operating losses attributable to our corporate operations and our companies could continue to be significant. Our financial results also are affected by acquisitions or dispositions of companies or equity or debt interests in companies. These transactions have resulted in significant volatility in our financial results, which we expect will continue.

Significant 2004 Highlights

     Key accomplishments of 2004 included:

•	In February 2004, we refinanced and extended the maturity of our long-term debt through the issuance of $150 million aggregate principal amount of 2.625% convertible senior debentures due 2024. The net proceeds were used to retire most of our 6% convertible notes due 2006. We retired the remainder of the 2006 debentures with a portion of the net proceeds from the sale of our interest in CompuCom.

•	In October 2004, CompuCom (which had been our largest company) was acquired by Platinum Equity, L.L.C. As a result of our assessment of CompuCom’s strategy and growth potential (CompuCom had grown to $1.5 billion in revenues and achieved a mature market position as a national leader in helping companies plan, implement and manage their computing environments), we decided to sell our interest in CompuCom. We received approximately $128 million in gross cash proceeds from this transaction, and used approximately $55 million to retire the remaining balance of 2006 notes (together with redemption premiums) (as noted above) and another approximately $17 million to fund our interest obligations on the 2024 debentures through March 2009.

•	We expanded our management team with key hires to supplement our deal sourcing and execution, investor relations and legal support capabilities.

•	We guided ChromaVision through a fundamental reevaluation of its business strategy, culminating in the launch, in the second half of 2004, of its new laboratory services business. This process was implemented by dedicating a Safeguard executive as Acting Chief Executive Officer for a portion of 2004 and assisting ChromaVision with its search for a permanent Chief Executive Officer, who was added in July 2004.

•	We assisted Mantas in organizing its extensive domain expertise and custom solutions into a robust and comprehensive product platform. With the introduction of its Mantas 4.0 platform, we believe Mantas is positioned for further growth.

•	In February 2004, Tangram Enterprise Solutions, Inc. was acquired by Opsware, Inc. in a stock and debt for stock exchange. We received $6.5 million in net cash proceeds related to our sale of Opsware common stock.

•	In April 2004, Sanchez Computer Associates, Inc. was acquired by Fidelity National Financial. We received cash proceeds (including proceeds from shares of stock which we subsequently sold) from this transaction of approximately $40 million.

•	In October 2004, we expanded Alliance Consulting’s offshore capabilities and operating leverage potential through Alliances’ acquisition of Mensamind, Inc., a software development and consulting business based in

Hyderabad, India. Also during 2004, Alliance’s management team was strengthened with the addition of a new Chief Executive Officer and Chief Administrative Officer, sourced from within our staff.

•	In December 2004, we acquired the business of Laureate Pharma for approximately $29.5 million.

Principles of Accounting for Ownership Interests in Companies

     The various interests that we acquire in our companies and private equity funds are accounted for under three methods: consolidation, equity or cost. The applicable accounting method is generally determined based on our voting interest in the entity.

     Consolidation Method. The companies in which we directly or indirectly own more than 50% of the outstanding voting securities are accounted for under the consolidation method of accounting. Participation of other company shareholders in the income or losses of our consolidated companies is reflected as Minority Interest in the Consolidated Statements of Operations. Minority interest adjusts our consolidated operating results to reflect only our share of the earnings or losses of the consolidated company. However, if there is no minority interest balance remaining on the Consolidated Balance Sheets related to the respective company, we record 100% of the consolidated company’s losses.

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

     When our investment in an equity method company is reduced to zero, no further losses are recorded in our Consolidated Statements of Operations unless we have outstanding guarantee obligations or have committed additional funding to the equity method company. When the equity method company subsequently reports income, we will not record our share of such income until it equals the amount of the Company’s share of losses not previously recognized.

     Cost Method. Companies not consolidated or accounted for under the equity method are accounted for under the cost method of accounting. Under the cost method, our share of the income or losses of such entities is not included in our Consolidated Statements of Operations. However, the effect of the change in market value of cost method holdings classified as trading securities is reflected in Other Income (Loss), Net in the Consolidated Statements of Operations.

Critical Accounting Policies and Estimates

     Accounting policies, methods and estimates are an integral part of consolidated financial statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements as described in Note 1 to our consolidated financial statements, areas that are particularly significant include the following:

•	Revenue recognition

•	Recoverability of goodwill

•	Recoverability of long-lived assets

•	Recoverability of ownership interests in and advances to companies

•	Recoverability of notes receivable — related party

•	Income taxes

•	Allowance for doubtful accounts

•	Commitments and contingencies

  Revenue Recognition

     During 2004, 2003 and 2002, our revenue from continuing operations was primarily attributable to Alliance, ChromaVision, Mantas and Pacific Title.

     Alliance generates revenue primarily from consulting services. Revenue is generally recognized upon the performance of services. Certain services are performed under fixed-price service contracts related to discrete projects. Revenue from these contracts are recognized using the percentage-of-completion method, primarily based on the actual labor hours incurred to date compared to the estimated total hours of the project. Any losses expected to be incurred on jobs in process are charged to income in the period such losses become known.

     ChromaVision generates revenue from Diagnostic Services, instrument sales and fee-per-use charges. ChromaVision recognizes revenue for Diagnostic Services at the time of completion of services at amounts equal to those amounts expected for collection from third parties including Medicare, insurance companies and, to a small degree, private patients. These expected amounts are based both on Medicare allowable rates and ChromaVision’s collection experience with other third party payors.

     ChromaVision places most of its ACIS® units with users on a “fee-per-use” basis. ChromaVision recognizes revenue based on the greater of actual usage fees or the minimum monthly rental fee. Under this pricing model, ChromaVision owns most of the ACIS® instruments that are engaged in service and, accordingly, all related depreciation and maintenance and service costs are expensed as incurred. For those instruments that are sold, ChromaVision recognizes and defers revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” At the outset of the arrangement with the customer, ChromaVision defers revenue for the fair value of its undelivered elements (e.g., maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically twelve months. Revenue on system sales is recognized upon acceptance by the customer, often subsequent to a testing and evaluation period.

     Mantas recognizes revenue from software licenses, related consulting services and post contract customer support (PCS). Revenue from software license agreements and product sales are recognized upon delivery, provided that all of the following conditions are met: a non-cancelable license agreement has been signed; the software has been delivered; no significant production, modification or customization of the software is required; the vendor’s fee is fixed or determinable; and collection of the resulting receivable is deemed probable. In software arrangements that include rights to software products, hardware products, specified upgrades, PCS, and/or other services, Mantas allocates the total arrangement fee among each deliverable based on vendor-specific objective evidence. Revenue from maintenance agreements is recognized ratably over the term of the maintenance period, generally one to five years. Consulting and training services provided by Mantas that are not considered essential to the functionality of the software products are recognized as the respective services are performed.

     For Mantas’ software installations or implementations that include significant production, development or customization, revenue is recognized using the percentage of completion method. Mantas measures progress toward completion by reference to total costs incurred compared to total estimated costs to be incurred in completing the development effort. Mantas’ revenue calculated using the percentage completion method is limited by the existence of customer acceptance provisions of contractually defined milestones and corresponding customer rights to refund for certain portions of the fee. In cases where acceptance provisions exist, Mantas defers revenue recognition until Mantas has evidence that the acceptance provisions have been met. When current analysis of cost estimates indicate a loss is expected to be incurred, the entire loss is recorded in the period in which it is identified.

     Pacific Title’s revenue is primarily derived from providing post-production services to the motion picture and television industry. Revenue is generally recognized upon the performance of services. Certain services are performed under fixed-price contracts. Revenue from these contracts is recognized on a percentage of completion basis based on costs incurred to total estimated costs to be incurred. Any anticipated losses on contracts are expensed when identified. Pacific Title also generated revenue from manufacturing, installing and selling large format film projector systems through June 2003. Revenue for projector systems was recognized when persuasive evidence of an arrangement existed, delivery and customer acceptance had occurred, the sales price was fixed and determinable and collectibility was reasonably assured.

  Recoverability of Goodwill

     We conduct a review for impairment of goodwill at least annually. Additionally, on an interim basis, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results, significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in a company’s stock price for a sustained period.

     We test for impairment at a level referred to as a reporting unit (same as or one level below an operating segment as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”). If we determine that the fair value of a reporting unit is less than its carrying value, we assess the recoverability of these assets. To determine fair value, we use a number of valuation methods including quoted market prices, discounted cash flows and revenue and acquisition multiples. Depending on the complexity of the valuation and the significance of the carrying value of the goodwill to the financial statements, we may engage an outside valuation firm to assist us in determining fair value. As an overall check on the reasonableness of the fair values attributed to our reporting units, we will consider comparing and contrasting the aggregate fair values for all reporting units with our average total market capitalization for a reasonable period of time.

     The carrying value of goodwill at December 31, 2004 was $93 million.

     We operate in industries which are rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the ultimate recoverability of the carrying value of goodwill could change in the near term and that the effect of such changes on our Consolidated Financial Statements could be material. While we believe that the current recorded carrying values of our companies are not impaired, there can be no assurance that a significant write-down or write-off will not be required in the future.

  Recoverability of Long-Lived Assets

     We test long-lived assets, including property and equipment and amortizable intangible assets, for recoverability whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. When events or changes in circumstances indicate an impairment may exist, we evaluate the recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to recover the carrying value, we measure any impairment loss as the excess of the carrying amount of the asset over its fair value.

     The carrying value of net intangible assets at December 31, 2004 was $11 million. The carrying value of net property and equipment at December 31, 2004 was $45 million.

  Recoverability of Ownership Interests In and Advances to Companies

     On a continuous basis, but no less frequently than at the end of each quarterly period, we evaluate the carrying value of our companies for possible impairment based on achievement of business plan objectives and milestones, the fair value of each company relative to its carrying value, the financial condition and prospects of the company and other relevant factors. We then determine whether there has been an other than temporary decline in the carrying value of our ownership interest in the company. Impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.

     The fair value of privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies. The fair value of our ownership interests in private equity funds is generally determined based on the value of our pro rata portion of the funds’ net assets and estimated future proceeds from sales of investments provided by the funds’ managers.

     The new cost basis of a company is not written-up if circumstances suggest the value of the company has subsequently recovered.

     We operate in industries which are rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the ultimate recoverability of the carrying value of ownership interests in and advances to companies, including goodwill, could change in the near term and that the effect of such changes on our Consolidated Financial Statements could be material. While we believe that the current recorded carrying values of our companies are not impaired, there can be no assurance that our future results will confirm this assessment or that a significant write-down or write-off of the carrying value will not be required in the future.

     Total impairment charges related to investments, including impairment charges related to goodwill, are included in the following table:

	Year Ended December 31,
Accounting Method	2004	2003	2002
	(in millions)
Equity	$3.7	$6.8	$20.0
Consolidation	—	16.0	6.6
Cost	3.2	2.5	6.7

Total	$6.9	$25.3	$33.3

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

  Recoverability of Notes Receivable — Related Party

     A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In May 2001, we entered into a $26.5 million loan agreement with Mr. Musser, our former CEO. On a quarterly basis, we assess the recoverability of the loan, by reviewing the fair value of the liquid collateral supporting the loan and estimating future cash flows discounted at the loan’s effective rate, as well as determining whether there has been any significant, adverse, other than temporary, changes in the estimated fair value of other collateral that does not have readily available fair values. We do not accrue interest when a note is considered impaired. All cash receipts from impaired notes are applied to reduce the principal amount of such note until the principal has been fully recovered, and is recognized as interest income thereafter.

     As of December 31, 2004, the value of the collateral pledged by Mr. Musser to secure the loan had an approximate value of $1.4 million compared to the loan’s carrying value of $4.8 million. As a result, we recorded an impairment charge of $3.4 million to reduce the loan carrying value to the estimated fair value based on the value of the collateral. The collateral pledged includes $0.6 million of publicly traded securities, $0.3 million of privately held securities, and $0.5 million of private equity fund interests. The publicly traded securities are valued using quoted market prices, the privately held securities have been valued based on the price at which the privately held company has offered to pay shareholders to acquire the shares and the private equity fund interests are valued based upon the estimated fair value of the net assets of the fund. We will continue to evaluate the value of the collateral compared to the carrying value of the note on a quarterly basis.

     Total impairment charges on the related party note for the years ended December 31, 2004, 2003 and 2002 were $3.4 million, $0.7 million and $11.4 million, respectively.

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

  Allowance for Doubtful Accounts

     The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. When evaluating the adequacy of the allowance for doubtful accounts, we specifically analyze trade receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. If the financial condition of customers or vendors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that we would be able to realize more of our receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

  Commitments and Contingencies

     From time to time, we are a defendant or plaintiff in various legal actions, which arise in the normal course of business. Additionally, we have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for a further distribution to the fund’s limited partners (the “clawback”). We are also a guarantor of various third-party obligations and commitments, and are subject to the possibility of various loss contingencies arising in the ordinary course of business. We are required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease our earnings in the period the changes are made.

Results of Operations

     We previously reported the following operating segments i) CompuCom, ii) Strategic Companies, and iii) Non-Strategic Companies. As a result of the October 2004 sale of our interest in CompuCom, which accounted for approximately 90% of our revenues in the last three years, we re-evaluated our operating segments in accordance with SFAS No. 131, “Disclosures About Segments of and Enterprise and Related Information.”

     We now present four of our consolidated companies as separate segments – Alliance, ChromaVision, Mantas and Pacific Title. The results of operations of our other companies, including Laureate Pharma (which was acquired in December 2004) and those companies in which we have less than a majority interest, as well as our ownership in funds, are reported in a segment called “Other Companies.” This segment also includes the gain or loss on the sale of companies.

     All prior periods have been reclassified to reflect the revised segment presentation.

     Management evaluates segment performance based on segment revenue, operating income (loss) and income (loss) before income taxes, which reflects the portion of income (loss) allocated to minority shareholders.

     Other items include certain expenses which are not identifiable to the operations of the Company’s operating business segments. Other items primarily consists of general and administrative expenses related to employee compensation, insurance and professional fees, including legal, finance and consulting. Other items also includes interest income, interest expense and income taxes, which are reviewed by management independent of segment results.

     The following tables reflect our consolidated operating data by reportable segments. Each segment includes the results of our consolidated companies and records our share of income or losses for entities accounted for under the equity method. Segment results also include impairment charges, gains or losses related to the disposition of the companies and the mark to market of trading securities. All significant intersegment activity has been eliminated in consolidation. Accordingly, segment results reported by us exclude the effect of transactions between us and our subsidiaries and among our subsidiaries.

     The Company’s operating results by segment are as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Alliance	$(5,336)	$(18,559)	$(3,037)
ChromaVision	(12,829)	(6,568)	(8,058)
Mantas	(11,904)	(17,546)	(10,415)
Pacific Title	1,157	4,851	(1,294)
Other companies	25,887	28,308	(70,728)

Total segments	(3,025)	(9,514)	(93,532)

Other items
Corporate operations	(32,000)	(31,614)	(47,107)
Income tax benefit (expense)	24	(209)	(46)

Total other items	(31,976)	(31,823)	(47,153)

Net loss from continuing operations	(35,001)	(41,337)	(140,685)
Discontinued operations, net of taxes	(19,819)	8,006	12,017
Cumulative effect of change in accounting principle	—	—	(21,815)

Net Loss	$(54,820)	$(33,331)	$(150,483)

     There is intense competition in the markets in which these companies operate, and we expect competition to intensify in the future. Additionally, the markets in which these companies operate are characterized by rapidly changing technology, evolving industry standards, frequent new products and services, shifting distribution channels, evolving government regulation, frequently changing intellectual property landscapes and changing customer demands. Their future success depends on each company’s ability to execute its business plan and to adapt to its respective rapidly changing markets.

Alliance

     We acquired Alliance in December 2002. Alliance’s operating results are included in our consolidated operating results subsequent to the acquisition. Shortly after the acquisition, we merged two of our wholly owned subsidiaries, aligne and Lever8, into Alliance. As a result, the 2002 results include a full year of results for aligne and Lever8 and less than one month of results for Alliance.

     At December 31, 2004, we owned 98.9% of Alliance.

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Revenue	$93,148	$87,648	$28,564

Operating expenses
Cost of sales	65,575	61,417	21,166
Selling, general and administrative	32,020	28,089	10,412
Amortization of intangibles	592	518	14
Impairment	—	15,968	—

Total operating expenses	98,187	105,992	31,592

Operating loss	(5,039)	(18,344)	(3,028)
Other income (loss), net	35	—	(28)
Interest, net	(356)	(219)	17
Minority interest	24	4	2

Net loss before income taxes and cumulative effect of change in accounting principle	(5,336)	(18,559)	(3,037)
Cumulative effect of change in accounting principle	—	—	(21,815)

Net loss before income taxes	$(5,336)	$(18,559)	$(24,852)

     Alliance is an information technology services and consulting firm that provides custom software solutions and IT consulting services to clients in the Fortune 2000 market. Alliance’s business-driven solutions enable corporate performance management through the delivery of business intelligence and data warehousing, custom application development and outsourcing, packaged software integration and strategic consulting services. Over its ten-year history, Alliance has developed considerable domain expertise in the pharmaceutical, financial services, manufacturing, healthcare and distribution industries.

     Alliance’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period because the fiscal year ends on the Saturday closest to December 31. Fiscal years 2004, 2003 and 2002 ended on January 1, 2005, December 27, 2003 and December 28, 2002, respectively. Fiscal year 2004 was a 53-week period. References to a year included in this section refer to a fiscal year rather than a calendar year.

     Alliance recognizes revenue upon the performance of services. Contracts for such services are typically for one year or less. Certain services are performed under fixed-price service contracts related to discrete projects. Revenue from these contracts is recognized using the percentage-of-completion method based on the percentage of labor hours incurred to date compared to the estimated total hours of the project. Losses expected to be incurred on jobs in process are charged to income in the period such losses become known.

     While global economic conditions continue to cause companies to be cautious about increasing their use of consulting and IT services, Alliance continues to see growing demand for its services. However, Alliance continues to experience pricing pressure from competitors as well as from clients facing pressure to control costs. In addition, the growing use of offshore resources to provide lower cost service delivery capabilities within the industry continues to place pressure on pricing and revenue. Alliance expects to continue to focus on maintaining and growing its blue chip client base and providing high quality solutions and services to its clients.

     In October 2004, Alliance acquired Mensamind, Inc., a software development company based in Hyderabad, India. This acquisition enables Alliance to provide offshore capabilities to its existing and new clients. Since the transaction was completed in October 2004, the acquisition did not have a material effect on the consolidated operating results of Alliance for 2004. A total of $0.4 million of net loss was incurred in 2004 as a result of the Mensamind acquisition. Alliance expects that revenue from off-shore operations will increase substantially as compared to 2004, but will account for less than five percent of total revenue in 2005.

Year Ended December 31, 2004 Versus 2003.

Revenue. Revenue, including reimbursement of expenses, increased $5.5 million, or 6.3%, to $93.1 million in 2004 as compared to $87.6 million in 2003. This increase was driven by further penetration within key accounts where Alliance benefited from clients expanding their overall IT spending, acquisition related activities or increasing the amount of spending with Alliance relative to the their own internal staff and other service providers. Revenue in 2005 is expected to benefit from continued growth in two new service offerings – Master Data Management and Global Delivery – which were introduced during 2004. Master Data Management includes business intelligence and data management as well as corporate performance management. Global Delivery is Alliance Consulting’s low cost, high quality offshore delivery and support service. These new services generated an aggregate of $2.1 million in 2004 revenue and provided increased gross profit of $0.1 million as compared to other services due to their lower cost of delivery. Revenue growth continues to be impacted by general economic uncertainty, causing many clients to delay project starts or award projects in multiple stages instead of one large project.

     Alliance’s top ten customers accounted for approximately 54% of total revenue in 2004 as compared to approximately 43% of total revenue in 2003. In 2004, one customer accounted for 11.2% of total revenue.

Cost of Sales. Cost of sales increased $4.2 million, or 6.8%, to $65.6 million in 2004 as compared to $61.4 million in 2003. This increase was a direct result of the increase in revenue. Gross Margin (revenue less cost of sales), remained flat year over year at 30%. The increase in overall pricing pressures within the industry, increased employee and contractor costs as competition for talent has increased with declines in unemployment levels and pricing concessions made to customers in exchange for greater volume were offset by the introduction of higher margin service offerings during the year and internal improvements surrounding project management that prevented cost overruns during the delivery process. In 2005, gross margins are expected to continue to be impacted by general economic uncertainty, pricing pressures both with the client and the consultant, resource availability and efficiency in project management.

Selling, General and Administrative. Selling, general and administrative costs increased $3.9 million, or 14.0%, to $32.0 million in 2004 as compared to $28.1 million in 2003. The increase was due to expansion and enhancement of the senior management team positioning Alliance for future growth, costs associated with acquiring off-shore capabilities, severance related to former executive employees, non-cash compensation costs for certain executives and lease restructuring charges. Partially offsetting these increases were savings associated with restructuring charges, primarily rental expense, taken during 2003 associated with consolidating corporate and sales offices. In addition, depreciation expense decreased as a result of reduced capital expenditures for equipment. Selling, general and administrative expenses were 34.4% of revenue in 2004 as compared to 32.0% of revenue in 2003. Costs are expected to continue to increase as the business continues to grow; however, as a percentage of revenue, costs are expected to decrease as headcount additions made during 2004 begin to generate a return on investment.

Amortization. Amortization expense associated with amortizable intangible assets increased $0.1 million or 14.3% to $0.6 million in 2004 as compared to $0.5 million in 2003. The increase was due to higher intangible assets as a result of Alliance’s acquisition of Mensamind.

Impairment. In accordance with SFAS No. 142, we completed our annual impairment review of goodwill in the fourth quarter of each year. In December 2003, we engaged a third party valuation firm to assist us in determining the fair value of Alliance. The fair value was determined by using a discounted cash flow approach and by reviewing the valuation of comparable public companies and the valuation of acquisitions of similar companies. The fair value of Alliance was then compared to the carrying value, indicating that an impairment may exist.

     The fair value of Alliance was then allocated to the assets and liabilities of Alliance. This amount was then deducted from the total fair value of Alliance to determine the implied fair value of goodwill. Because the carrying value of the goodwill exceeded its implied fair value, we reported a $16.0 million impairment charge in 2003.

     At December 2004, the fair value of the Alliance reporting unit exceeded is carrying value.

Interest, Net. Interest expense increased $0.1 million or 62.6% to $0.4 million in 2004 as compared to $0.2 million in 2003 as a result of Alliance carrying a larger debt balance associated with funding working capital, the company’s losses and the Mensamind acquisition. In addition, the facility’s interest rate, which is based on a variable rate indexed to the Prime rate, increased during the year.

Net Loss Before Income Taxes. Net loss decreased $13.2 million or 71.2% to $5.3 million in 2004 as compared to $18.6 million in 2003. The improvement was primarily due to the favorable change in impairment charges and an increase in gross profit, partially offset by the increase in general and administrative expenses.

Year Ended December 31, 2003 Versus 2002

Alliance was acquired in December 2002. As a result, Alliance’s operating results are only included in our consolidated operating results subsequent to the acquisition. Shortly after the acquisition, we merged two of our wholly owned subsidiaries, aligne and Lever8, into Alliance.

Revenue. Revenue increased $59.1 million or 206.8% in 2003 as compared to 2002. The net impact of consolidating Alliance’s revenues subsequent to its acquisition, partially offset by a decline in revenue at aligne and Lever8 in 2003 compared to the 2002 period, accounted for the increase. The decline at aligne and Lever8 is due to reduced demand for IT services and market softness in early 2003, and reflects competitive challenges in the outsourcing advisory unit, a decline in the IBM mid-range services and the associated restructuring of that unit.

Cost of Sales. Cost of sales increased $40.3 million or 190.2% in 2003 as compared to 2002. The net impact of consolidating Alliance’s costs of sales subsequent to its acquisition, partially offset by a decline in cost of sales at aligne and Lever8 in 2003 compared to the 2002 period, accounted for $40.2 million of the increase. The decline at aligne and Lever8 is due to the decline in revenue.

Selling, General and Administrative. Selling, general and administrative costs increased $17.7 million or 169.8% in 2003 as compared to 2002. The net impact of consolidating Alliance’s results after its acquisition in December 2002 partially offset by a decline in selling and service expense at aligne and Lever8 in 2003 compared to the 2002 period accounted for $16.4 million of the increase.

Amortization. Amortization expense associated with amortizable intangible assets increased $0.5 million in 2003 as compared to 2002. The increase is attributable to the amortization of the customer list acquired in the Alliance acquisition.

Interest, net. Interest expense increased $0.2 million in 2003 as compared to 2002. The increase is attributable to consolidating Alliance’s results after its acquisition in December 2002.

Cumulative Effect of Change in Accounting Principle. In connection with the transitional impairment test performed upon the adoption of SFAS No. 142, we were required to test existing goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002. We completed the required testing during the second quarter of 2002. As a result, we recorded a $21.8 million goodwill impairment loss shown as a cumulative effect of change in accounting principle.

Net Loss Before Income Taxes. Net loss decreased $6.3 million, or 25.3%, in 2003 as compared to 2002. The decrease is primarily attributable to the cumulative effect of a change in accounting principle in 2002, partially offset by a full year of operating results of Alliance in 2003.

ChromaVision

     We acquired a controlling interest in June 2002. The results presented below for the 2002 period show our share of ChromaVision’s operating results on the equity method through May 2002 (under Equity loss), and show ChromaVision’s consolidated operating results starting in June 2002.

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Revenue	$9,769	$11,928	$5,626

Operating expenses
Cost of sales	7,439	3,598	1,723
Selling, general and administrative	21,876	16,342	8,517
Amortization of intangibles	1,428	1,658	2,022

Total operating expenses	30,743	21,598	12,262

Operating loss	(20,974)	(9,670)	(6,636)
Interest, net	(93)	(47)	(3,199)
Minority interest	8,238	3,149	3,444
Equity loss	—	—	(1,667)

Net loss before income taxes	$(12,829)	$(6,568)	$(8,058)

     ChromaVision is an advanced diagnostics technology and services company focused on improving the quality of patient care while reducing medical costs and speeding the discovery of new drugs to treat cancer. ChromaVision’s proprietary Automated Cellular Imaging System (ACIS®) is a versatile automated microscope system that greatly improves the accuracy and reproducibility of cell imaging through its unique patented technology. ChromaVision also provides comprehensive laboratory services ranging from in-house pathology testing using the ACIS® to other diagnostic technologies that assist physicians in managing cancer. In addition, ChromaVision develops ACIS®-based tools for academic and biopharmaceutical company researchers, allowing them to perform cellular-level analyses much faster and with improved accuracy.

     ChromaVision places most of its ACIS® units with users on a “fee-per-use” basis. Revenue is recognized based on the greater of actual usage fees or the minimum monthly rental fee specified in the contract with the customer. Revenue on product sales is recognized upon acceptance by the customer subsequent to a testing and evaluation period. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically 12 months. Revenue for Diagnostic Services is recognized at those amounts expected for collection from third parties including Medicare, insurance companies and to a small degree, private patients. The expected amount is based on both Medicare allowable rates and ChromaVision’s collection experience with other third party payors.

     The decision to provide in-house laboratory services was made in 2004 to give ChromaVision an opportunity to capture a significant service-related revenue stream over the much broader and expanding cancer diagnostic testing marketplace while also optimizing the level of service and accuracy provided to remote pathology customers. ChromaVision believes that they are positioned to participate in this growth because of their proprietary analysis capabilities, depth of experience of the staff in their diagnostic laboratory, relationships with the pharmaceutical companies, and demonstrated ability to develop unique assays to support new diagnostic tests.

     As of December 31, 2004, we owned a 56.5% voting interest in ChromaVision.

Year Ended December 31, 2004 Versus 2003

Revenue. Revenue declined $2.2 million, or 18.1%, for the year ended December 31, 2004 as compared to the prior year. The decline is primarily attributable to the decline in fee-per-use revenue, which decreased by $5.3 million from $10.9 million in 2003 to $5.6 million in 2004. The decline primarily relates to a decline in the aggregate number of ACIS® placements and to a significant reduction in the average monthly revenue for ACIS® placements and remote viewing stations. The number of systems in the field generating fee-per-use charges decreased from 261 in 2003 to 240 in 2004. The decline in average monthly revenue for ACIS® placements and remote viewing stations is primarily due to pricing concessions offered to customers in response to lower reimbursement levels from 2003 to 2004. These lower reimbursement levels also had an impact on lowering the number of revenue generating systems throughout 2004 due to system returns from customers. The total decrease in revenue was partially offset by an increase in system sales of approximately $0.8 million from $1.0 million in 2003 to $1.8 million in 2004, which is primarily attributable to an increase in the number of units sold. A total of twelve systems were sold in 2004 compared to six systems in 2003. Also offsetting the overall decline in revenue is $2.2 million related to diagnostic services. Diagnostic services began to be offered by ChromaVision in the second quarter of 2004. A total of $0.1 million of revenue generated through bioanalytical services in 2004 is also offsetting the decline.

     ChromaVision believes that while Medicare reimbursement rates for image analysis testing have increased in 2005 as compared to 2004, fee-per-use revenue per ACIS® customer will not change significantly and that the number of system placements will not increase substantially. ChromaVision intends to increase their emphasis on selling ACIS® systems to research accounts and anticipates that system sale revenue will increase in the future because of this increased emphasis as well as a result of ChromaVision’s recent expansion of a dedicated sales force to these efforts and ChromaVision’s continued development of ACIS® system features that are more attractive to this customer segment. ChromaVision also anticipates that revenue from laboratory services will increase substantially in 2005 due to ChromaVision’s ability to offer a more comprehensive suite of advanced cancer diagnostic tests as well as offering the services for a full year in 2005.

Cost of Sales. Cost of sales increased $3.8 million, or 106.7%, in 2004 as compared to 2003. ChromaVision attributes this increase primarily to the substantial costs that were incurred to start up ChromaVision’s Diagnostic Services operations. These costs include the laboratory personnel, equipment, laboratory supplies and other direct costs such as shipping that were required to support the launch and service of this operation. Gross margin for Diagnostic Services was a loss of $1.6 million in 2004 and was negative primarily as a result of the costs incurred to launch the laboratory operation and the relatively fixed nature of Diagnostic Services’ cost structure.

Selling, General and Administrative. Selling, general and administrative costs increased $5.5 million, or 33.9%, in 2004 as compared to 2003. ChromaVision attributes the increase primarily to Diagnostic Services administration costs totaling $3.5 million in 2004. These costs include costs of senior medical staff, senior operations personnel, consultants and legal resources to facilitate implementation of these new operations. Also attributing to the increase are increased costs related to staffing, particularly in the sales force, non-cash compensation costs related to ChromaVision’s 2003 restricted stock grant retention program, relocation for new personnel, legal costs primarily related to litigation and compliance with Sarbanes Oxley requirements.

Amortization. Amortization associated with acquired technology decreased $0.2 million, or 13.9%, in 2004 as compared to 2003. Amortization expense relates to patents, which have an estimated useful life of 10 years.

Interest, Net. Interest expense remained constant in 2004 as compared to 2003. Interest expense consists primarily of interest expense from borrowings under ChromaVision’s equipment financing agreement and their laboratory equipment loan facility.

Net Loss Before Income Taxes. Net loss increased $6.3 million, or 95.3%, in 2004 as compared to 2003. The increase is primarily attributable to costs incurred in 2004 relative to ChromaVision’s new Diagnostic Services as well as reduced revenues in 2004, partially offset by an increase in the amount of losses allocated to minority interest.

Year Ended December 31, 2003 Versus 2002

Revenue. Revenue increased $6.3 million, or 112.0%, for the year ended December 31, 2003 as compared to the prior year. ChromaVision’s revenue is included in our consolidated operating results subsequent to our acquiring a controlling interest in June 2002. ChromaVision’s revenue in 2003 increased approximately $2.7 million over revenue for the full year 2002. ChromaVision attributes the increase primarily to an increase in fee-per-use revenue due to an increase in the aggregate number of ACIS® placements but partially offset by a decrease in the average monthly revenue for ACIS placements and remote viewing stations. The number of systems in the field generating fee-per-use charges increased from 217 in 2002 to 261 in 2003. The decline in the average monthly revenue is primarily due to pricing concessions offered to customers in response to lower reimbursement levels and a decline in the monthly minimum revenue amount for certain customers. Revenue from system sales increased $0.6 million in 2003 as compared to 2002, due primarily to an increase in the number of units sold. A total of six systems were sold in 2003 compared to four systems sold in 2002.

Cost of Sales. Cost of sales increased $1.9 million, or 108.8%, in 2003 as compared to 2002. This increase is primarily attributable to consolidating ChromaVision’s results in June 2002. ChromaVision attributes the cost of sales increase of $0.7 million for the full year 2003 versus 2002 to an increase in system placements in 2003.

Selling, General and Administrative. Selling, general and administrative expenses increased $7.8 million, or 91.9%, in 2003 as compared to 2002. The increase is primarily attributable to consolidating ChromaVision’s results in June 2002. ChromaVision’s selling, general and administrative expenses increased approximately $0.3 million for the full year 2003 versus 2002, which is primarily attributable to increased severance and recruiting costs for senior executives and increased tradeshow and advertising expenditures.

Amortization. Amortization associated with acquired technology decreased $0.4 million, or 18.0%, in 2003 as compared to 2002. The decrease is primarily attributable to $1.1 million of In-Process Research and Development fees expensed in 2002 as a result of our acquisition of a minority interest in ChromaVision in June 2002.

Interest, Net. Interest expense decreased $3.2 million, or 98.5%, in 2003 as compared to 2002. Included in interest expense in 2002 is $0.5 million of accretion and a $2.7 million charge for a write-off of the unamortized discount on ChromaVision’s Series D Preferred Stock. These shares were converted into Common Stock in August 2002, which eliminated charges for accretion of the Series D Preferred Stock in subsequent periods.

Net Loss Before Income Taxes. Net loss decreased $1.5 million for the year ended December 31, 2003 as compared to the prior year. ChromaVision’s operating loss is included in our consolidated operating results subsequent to our acquiring a controlling interest in June 2002.

Mantas

     We acquired a controlling interest in Mantas in April 2002. The results presented below for the 2002 period show our share of Mantas results on the equity method through March 2002 (under Equity loss), and consolidated results from April 2002. In October 2003, SOTAS, Inc. (“SOTAS”) was merged into Mantas. All periods presented include the combined results of Mantas and SOTAS.

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Revenue	$25,929	$23,321	$21,261

Operating expenses
Cost of sales	11,688	13,226	6,793
Selling, general and administrative	22,905	28,148	24,399
Amortization of intangibles	2,848	3,006	2,079

Total operating expenses	37,441	44,380	33,271

Operating loss	(11,512)	(21,059)	(12,010)
Other income, net	1	92	43
Interest, net	(85)	(117)	(273)
Minority interest	(308)	3,538	3,783
Equity loss	—	—	(1,958)

Net loss before income taxes	$(11,904)	$(17,546)	$(10,415)

     Mantas is a global software company which provides integrated, single-source, compliance analytic applications for the global financial services and telecommunications markets. Mantas’ products are used by global industry leaders in the financial services and telecommunications industries to help ensure the integrity of their enterprise and to provide adherence with industry regulations, operational transparency requirements and risk identification and mitigation. All of Mantas’ financial services products are based on its Behavior Detection Platform™ that encompasses proprietary analytical techniques to provide applications for anti-money laundering, trading and brokerage compliance and fraud management. The current Mantas 4.0 platform can analyze billions of accounts and transactions, all in the context of one another, in order to identify suspicious activities for further review. In telecommunications, Mantas’ products provide real-time fraud detection as well as best value routing and revenue assurance for major carriers globally.

     During the fourth quarter of 2003, SOTAS, a majority-owned subsidiary, was merged into Mantas, joining complementary technologies, target markets, development capabilities and ultimately customer value propositions. Mantas recognizes revenue from software licenses, post-contract customer support and related consulting services under contracts ranging from one to five years. Mantas identifies competition from general consulting firms and software development companies, companies focusing on compliance solutions for financial services and telecommunications companies, as well as internal development.

     As of December 31, 2004, we owned 87.6% voting interest in Mantas.

Year Ended December 31, 2004 Versus 2003

Revenue. Total revenue increased $2.6 million, or 11.2%, year-over-year in 2004 due to a 25% increase in revenue from financial services industry clients, partially offset by a 34% decline in revenue from telecommunications industry clients. Revenues reflect fees from perpetual license sales, implementation services and product maintenance agreements. Total product revenue in 2004 decreased by 29% due to a reduction in license sales to the telecommunications industry; financial services product revenue was unchanged. Total service revenue in 2004 increased by 35%, growing in both the financial services and telecommunications industries. Growth in both industries reflects an increase in implementation and maintenance revenues.

     Most product implementations to date have been performed by Mantas. To facilitate future growth, Mantas has formed distribution and alliance agreements with global systems integrators to enable its clients to purchase implementation services directly from these partner firms.

     Three clients accounted individually for greater than 10% (and collectively 68%) of 2004 revenue. These same three clients, plus two others, accounted individually for greater than 10% (and collectively 69%) of 2003 revenue. Revenue concentration among a small number of clients is expected to continue in 2005. Revenue from foreign clients accounted for 37% of 2004 revenue, up from 17% of revenue in 2003. Total contractual backlog (revenue not yet recognized from signed contracts) was $40 million as of December 31, 2004, up from $28.2 million at the end of 2003.

     Industry trends affecting Mantas’ business include increased regulatory compliance requirements and concern for terrorist acts world-wide requiring banks, insurers, brokerage firms and other financial services businesses, as well as telecommunications providers, to implement rigorous screening systems to detect and prevent money laundering and other illegal activities. Utilizing internal resources to create and maintain solutions for these challenges is often difficult for businesses already under budgetary constraints particularly as the market continues to grow in sophistication and demand. Mantas believes that continuing market consolidation in the financial services and telecommunication software industry has intensified competition among software providers, causing increased pricing pressure but also an increase in competitive gap between market leaders (such as Mantas) and other participants. These trends are expected to lead to continued sales opportunities for Mantas in 2005.

Cost of Sales. Cost of sales decreased $1.5 million, or 11.6%, in 2004 as compared to 2003. Product gross margin increased from 91% to 97% of revenue due to a decrease in the cost of third party licenses and other materials from outside vendors delivered to clients as part of Mantas implementations. Service gross margin, which includes maintenance, increased to 42% from 15% of revenue due to improved cost control on financial services product implementations, an increase in financial services maintenance revenues resulting from growth in the installed product base, and a decrease in the cost of fulfilling maintenance obligations for financial services clients.

Selling, General and Administrative. Selling, general and administrative costs decreased $5.2 million, or 18.6%, in 2004 as compared to 2003. Mantas attributes the decrease primarily to the amount of capitalized software development associated with the completion of Mantas 4.0 ($4.3 million in 2004 as compared to $1.2 million in 2003). Qualifying internal costs associated with coding and testing were capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” due to the extended period of time between the establishment of technological feasibility and general release to customers. Also contributing to the decline were reductions in average headcount and associated travel in three areas: telecom industry sales where investment was reduced to better align with projected returns; financial services sales and business development where a shift to a geography based management structure led to redundant management positions; and general corporate marketing and communications. These expense reductions were offset by an increase of $0.4 million to establish a direct sales presence in Singapore to service the Asia Pacific region.

Amortization. Amortization associated with acquired technology decreased $0.2 million in 2004 as compared to 2003. Mantas attributes the decrease to a $0.8 million reduction in expense for technology acquired at Mantas’ formation in May 2001, partially offset by an increase for amortization expense for software costs related to Mantas 4.0 following its general release in September 2004. Amortization for 2005 is expected to increase due to a full year of amortization for Mantas 4.0 as compared to four months of amortization in 2004.

Interest, Net. Interest expense remained constant in 2004 as compared to 2003. Interest expense consists primarily of interest expense from borrowings under Mantas’ credit facility.

Net Loss before Income Taxes. Net loss before income taxes decreased $5.6 million, or 32.2%, for the year ended December 31, 2004 as compared to the prior year. The improved results are due to cost savings and cost reduction initiatives described above, partially offset by a reduction in the amount of losses allocated to minority interest. The amount of minority interest related to Mantas was reduced to zero during 2004, and as a result, we recorded 100% of Mantas’ losses in our consolidated operating results.

Year Ended December 31, 2003 Versus 2002

Revenue. Revenue increased $2.1 million, or 9.7%, for the year ended December 31, 2003 as compared to the prior year. Mantas’ revenue is included in our consolidated operating results subsequent to our acquiring a controlling interest in April 2002. This increase is partially offset by a decrease in revenue at SOTAS due to softness in the telecommunications sector.

Cost of Sales. Cost of sales increased $6.4 million, or 94.7%, in 2003 as compared to 2002. The increase is primarily attributable to consolidating Mantas’ results in April 2002.

Selling, General and Administrative. Selling, general and administrative expenses increased $3.7 million, or 15.4%, in 2003 as compared to 2002. The increase is primarily attributable to consolidating Mantas’ results in April 2002, partially offset by a decrease in selling, general and administration at SOTAS.

Amortization. Amortization increased $0.9 million, or 44.6%, as compared to 2002. Mantas attributes this increase to amortization related to acquired technology.

Interest, Net. Interest expense decreased $0.2 million in 2003 as compared to 2002. Mantas attributes this decrease to a decrease in interest expense at SOTAS.

Net Loss Before Income Taxes. Net loss before income taxes increased $7.1 million, or 68.5%, due to the transactions described above and Mantas’ results being included in our consolidated operating results subsequent to our acquiring a controlling interest in April 2002.

Pacific Title

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Revenue	$25,609	$31,528	$21,877

Operating expenses
Cost of sales	19,253	20,500	17,768
Selling, general and administrative	5,130	5,354	5,753

Total operating expenses	24,383	25,854	23,521

Operating income (loss)	1,226	5,674	(1,644)
Other income, net	81	—	241
Interest, net	(40)	(60)	(153)
Minority interest	(110)	(763)	262

Net income (loss) before income taxes	$1,157	$4,851	$(1,294)

     Pacific Title’s revenue is primarily derived from providing post-production services to the motion picture and television industry. Revenue is recognized on a percentage of completion basis based on costs incurred to total estimated costs to be incurred. Any anticipated losses on contracts are expensed when identified. Pacific Title also generated revenue from manufacturing, installing and selling large format film projector systems through June 2003. Revenue for projector systems was recognized when persuasive evidence of an arrangement existed, delivery and customer acceptance had occurred, the sales price was fixed and determinable and collectibility was reasonably assured.

     As of December 31, 2004, we owned a 93.2% voting interest in Pacific Title.

Year Ended December 31, 2004 Versus 2003.

Revenue. Total revenue decreased $5.9 million, or 18.8%, to $25.6 million for the year ended December 31, 2004, from $31.5 million for the year ended December 31, 2003. Pacific Title attributes $4.5 million of this decrease to the sales of large format projectors in 2003, which they no longer sell. The remaining decrease in revenue is due to a normalized level of film production by the studios in 2004 after replenishing their inventory of films in 2003 that had been diminished during the threatened actors and writers strikes of 2002.

Cost of Sales. Cost of sales decreased $1.2 million, or 6.1%, in 2004 as compared to 2003. Pacific Title attributes $3.6 million of the decline to a decline in costs of sales related to its large format film projectors, which they no longer sell, partially offset by an increase of $2.4 million or 14.4% of costs related to post production services. This increase is attributable to increases in labor and benefits of $1.3 million, associated with increased staffing for a new business line related to the continued expansion of their digital offerings and expanded internal programming, increased depreciation expense related to equipment purchases in 2004 and increased computer lease and maintenance expenses in 2004.

Selling, General and Administrative. Selling, general and administrative costs decreased $0.2 million, or 4.2%, in 2004 as compared to 2003. Pacific Title attributes the decline to reduced management bonuses in 2004 partially offset by increased legal fees for pending litigation and amortization expense related to deferred stock units.

Interest, Net. Interest, net includes interest expense related to borrowings under Pacific Title’s bank obligations and capitalized leases. Interest expense remained constant in 2004 as compared to 2003.

Net Income Before Income Taxes. Net income before income taxes was $1.2 million for the year ended December 31, 2004 as compared to $4.9 million in 2003. The change is due to decreased operating income as described above.

Year Ended December 31, 2003 Versus 2002

Revenue. Revenue increased $9.7 million, or 44.1%, for the year ended December 31, 2003 as compared to the prior year. A total of $2.7 million of the increase is related to sales of large format projectors, which they no longer sell. The remaining increase is primarily attributable to increased capacity for film title and special effects services and increased demand for its services.

Cost of Sales. Cost of sales increased $2.7 million, or 15.4%, in 2003 as compared to 2002. Pacific Title attributes the increase primarily to a $1.7 million increase in costs of sales attributable to its large format film projectors’, which they no longer sell. Pacific Title attributes the remaining increase to an increase in costs related to post production services.

Selling, General and Administrative. Selling, general and administrative costs decreased $0.4 million, or 6.9%, in 2003 as compared to 2002. Pacific Title attributes the decline to a decrease in direct costs in 2003 as compared to 2002.

Interest, Net. Interest expense decreased $0.1 million in 2003 as compared to 2002. Pacific Title attributes the decline to decreased interest expense on capitalized lease obligations.

Net Income (Loss) before Income Taxes. Net income before income taxes was $4.9 million for the year ended December 31, 2003 as compared to net loss before income taxes of $1.3 million for the year ended December 31, 2002. The change is due to increase operating income as described above.

Other Companies

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Revenue	$2,162	$12,697	$37,079
Total operating expenses	3,809	16,605	56,744

Operating loss	(1,647)	(3,908)	(19,665)
Other income (loss), net	40,939	48,618	(5,835)
Interest, net	(29)	(205)	(949)
Minority interest	584	826	2,681
Equity loss	(13,960)	(17,023)	(46,960)

Net income (loss) before income taxes	$25,887	$28,308	$(70,728)

     Revenue for the Other Companies segment is primarily derived from Tangram, through its sale in February 2004. Revenue included software license sales of Tangram’s asset tracking software, software maintenance contracts and post-contract customer support consulting services. Also included in revenue in 2004 is Laureate Pharma subsequent to consolidating their results in December 2004. In 2005, we will record 100% of operations of Laureate Pharma for a full year. The Other Companies segment also included the management fees generated by the management companies of certain private equity funds through August 2003 and December 2002 when they were sold. In 2003 and 2002, this segment also included the operating results of Agari Mediaware and Protura Wireless, which were shut down in July 2003.

Year Ended December 31, 2004 Versus 2003

Revenue. Revenue declined $10.5 million, or 83.0%, for the year ended December 31, 2004 as compared to the prior year. Approximately $9.4 million of the decline relates to Tangram, which was sold in February 2004. Also contributing to the decline is the sale of our interest in a management company of a private equity fund in August 2003, which contributed $2.0 million of the decline . Partially offsetting the decline is $0.9 million of revenue from Laureate Pharma, which was acquired in December 2004.

Operating Loss. Operating loss declined $2.3 million, or 57.9%, for the year ended December 31, 2004 as compared to the prior year period. A total of $2.1 million and $0.5 million of the decline relates to operations at Agari Mediaware and Protura Wireless which were shut down in July 2003.

Year Ended December 31, 2003 Versus 2002

Revenue. Revenue declined $24.4 million, or 65.8%, for the year ended December 31, 2003 as compared to the prior year period. The decline is primarily attributable to the sale of our interest in a management company of two private equity funds in August 2003 and December 2002, which contributed $21.9 million of the decline. A total of $1.4 million of the decline is due to Aptas, which was sold in 2002 and Protura, which was shut down in July 2003. The remaining decline is primarily attributable to a decline in revenue at Tangram.

Operating Loss. Operating loss declined $15.8 million, or 80.1%, for the year ended December 31, 2003 as compared to the prior year period. A total of $3.7 million of the decline is related to Aptas, which was sold in 2002 and Protura, which was shut down in July 2003. A total of $6.6 million of the decline relates to impairment charges related to Aptas, Protura and Agari in 2002. A total of $4.2 million of the decline relates to operations at Agari, which was shut down in July 2003.

Other Income (Loss), Net

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Gain on sale of companies and funds, net	$44,486	$50,808	$13,886
Gain (loss) on trading securities	(396)	301	(14,572)
Gain on Tellabs and related forward sale contract, net	—	—	1,509
Impairment charges	(3,197)	(2,494)	(6,658)
Other	46	3	—

	$40,939	$48,618	$(5,835)

     Gain on sale of companies and funds for the year ended December 31, 2004 of $44.5 million includes a gain of $31.7 million related to the sale of our interest in Sanchez for cash and common shares of Fidelity National Financial, Inc. (“FNF”) and a gain of $8.5 million related to our sale of Tangram for common shares of Opsware. Also included is $2.7 million attributable to a distribution from a bankruptcy proceeding and $1.5 million relating to the final payment of an installment sale of a company sold in 1997. Total net cash proceeds for gains on sales of companies and funds was $37.5 million in 2004.

     Gain on sale of companies and funds for the year ended December 31, 2003 of $50.8 million includes $5.9 million relating to the sale of DocuCorp, $19.2 million relating to the sales of all of our shares of Internet Capital Group, and $17.3 million relating to the sale of Kanbay. Also included is a $3.0 million gain related to proceeds received in 2003 for a company sold by us in 1997 and a $0.9 million gain related to the sale of a portion of our interest in a company. Total net cash proceeds for gains on sale of companies and funds was $70.1 million in 2003.

     Gain on sale of companies and funds for the year ended December 31, 2002 was $13.9 million. During 2002, we sold or liquidated our interests in certain companies and funds including Palm, Allied, Puralube, Aptas, iMedium and the Greenhill Fund for aggregate net cash proceeds of $31.2 million. Also included in gain on sale of companies is $9.0 million related to the release of escrowed proceeds from the sale of a private company in 2000.

     Gain (loss) on trading securities in 2004 primarily reflect the adjustment to fair value of our holdings in Opsware and the subsequent loss on sale of Opsware stock of $0.1 million. Total net cash proceeds related to our sales of Opsware and FNF common stock for the year ended December 31, 2004 was $14.8 million. Gain (loss) on trading securities in 2003 and 2002 primarily reflect the adjustment to fair value of our holdings in Verticalnet, which were classified as trading securities and was sold in 2003 for $1.1 million in net cash proceeds.

     We have recorded impairment charges for certain holdings accounted for under the cost method determined to have experienced an other than temporary decline in value in accordance with our existing policy regarding impairment of investments.

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

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Share of our equity method other companies’ results of operations	$(3,484)	$(663)	$(5,864)
Share of private equity funds’ results of operations	(6,759)	(9,591)	(21,090)
Impairment charges	(3,717)	(6,769)	(20,006)

	$(13,960)	$(17,023)	$(46,960)

Year Ended December 31, 2004 Versus 2003

     Equity loss decreased $3.1 million in 2004 as compared to 2003. Contributing to the decline was a $3.1 million decline in impairment charges related to our investments in private equity funds in 2004 as compared to 2003. Also contributing to the decline is a $2.8 million decline in our share of private equity funds’ results of operations. This decline is primarily attributable to the sale of a private equity fund in 2003, partially offset by more realized gains recognized in 2004 as compared to 2003. These declines were partially offset by an increase in equity loss of $2.8 million in our share of equity method other companies’ results of operations in 2004 as compared to 2003. This increase in equity loss is primarily attributable to a $2.4 million change related to companies whose carrying value was reduced to zero during 2004 and the remaining change is related to companies in which we no longer have an ownership interest.

Year Ended December 31, 2003 Versus 2002

     The decrease in equity loss in 2003 as compared to 2002 is primarily due to a $13.2 million decrease in impairment charges, which is attributable to a $5.2 million decline in impairment charges on our investments in private equity funds and an $8.0 million decline for companies in which we no longer have an ownership interest. Also contributing to the decline in equity loss is a $5.2 million decline in our share of equity method companies’ results. Of this decline, $2.1 million is related to companies in which we no longer have an ownership interest, $2.6 million related to companies whose carrying value was reduced to zero and $0.5 million is related to companies in which we continue to have an equity interest. These declines were partially offset by the inclusion in 2003 of $3.3 million related to the recognition of our share of Sanchez’s loss. Sanchez’s 2003 results included a $9.5 million impairment charge related to an acquisition Sanchez completed in 2002. The remaining decrease in equity loss is due to a decline in our share of private equity funds, which is primarily attributable to a reduction in realized losses recorded by the funds as well as the sale of a private equity fund in 2003 which accounts for $5.6 million of the decline.

Corporate Operations

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
General and administrative costs, net	$(16,768)	$(18,999)	$(20,448)
Stock-based compensation	(2,273)	(2,432)	(3,421)
Depreciation	(203)	(260)	(1,024)
Interest income	2,409	2,090	6,104
Interest expense	(8,939)	(11,418)	(16,895)
Impairment — related party	(3,400)	(659)	(11,434)
Other	(2,826)	64	11

	$(32,000)	$(31,614)	$(47,107)

General and Administrative Costs, Net.

     Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and consulting, and travel-related costs. The decrease of $2.2 million for the year ended December 31, 2004 as compared to the prior year period is primarily due to a decrease in employee related costs, severance costs, legal costs and certain insurance costs, partially offset by increased professional fees including $1.9 million related to compliance with Sarbanes Oxley requirements. The decrease of $1.4 million for the year ended December 31, 2003 as compared to the prior year period is primarily attributable to reduced employee-related costs and the reduction in the use of outside consulting firms partially offset by increased insurance costs and severance costs.

Stock Based Compensation. Stock based compensation consists primarily of expense related to grants of restricted stock and deferred stock units to our employees. This expense decreased for the year ended December 31, 2004 versus the same period in the prior year due to a decrease in amortization as more restricted stock vested in the 2003 and 2002 periods.

Interest Income. Interest income includes all interest earned on available cash balances as well as any interest income associated with any outstanding notes receivable to Safeguard. Interest income increased $0.3 million in 2004 as compared to 2003 primarily due to increased invested cash balances, partially offset by interest earned on a note receivable in 2003 related to the sale of the corporate campus in October 2003 as well as the collection of an installment sale related to a company sold in 1997. Both the note and installment sale were paid in 2004. Interest income declined $4.0 million in 2003 compared to 2002. Included in interest income during 2002 is interest recorded on a note receivable from a related party. In January 2003, the note went into default and we will not record interest income on the note until the carrying value is paid in full. Also contributing to the decline in 2003 was less interest income earned on increased invested cash balances in 2002 primarily attributable to lower interest rates.

Interest Expense. Interest expense is primarily comprised of interest associated with our $200 million, 5% subordinated convertible notes due 2006 and the $150 million 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense decreased $2.5 million in 2004 as compared to 2003, due to the retirement of the 2006 Notes through privately negotiated transactions during the first and second quarters of 2004 and the call of the remaining debt in November 2004. Partially offsetting this decrease in 2004 is an increase of $4.2 million related to the 2024 Debentures issued in February 2004. Interest expense declined $5.5 million in 2003 as compared to 2002. The decline is primarily due to the elimination of accretion of the obligation and amortization of the cost of the two forward sale contracts on our Tellabs holdings which were settled in March and August of 2002. Also included in interest expense is interest on the mortgage for our corporate headquarters, which was sold in October 2002.

Impairment — related party. In May 2001, we entered into a loan agreement with Mr. Musser, our former CEO. In the fourth quarter of 2004, first quarter of 2003 and fourth quarter of 2002, we impaired the loan by $3.4 million, $0.7 million and $11.4 million, respectively, to the estimated value of the collateral that we held at each date. The carrying value of the loan at December 31, 2004 is $1.1 million.

Other – Included in this category in 2004 are costs associated with the repurchases of our 2006 Notes, including $1.8 million related to the acceleration of the amortization relative to deferred issuance costs and $1.4 million related to the commissions and premiums paid.

     Income Tax (Expense) Benefit Our consolidated income tax benefit recorded for the year ended December 31, 2004 was $24 thousand, net of a increase in the valuation allowance of $10.0 million. The tax benefit relates to our share of a state tax benefit recorded by a subsidiary, partially offset by foreign income taxes generated by a subsidiary in jurisdictions where the company has no offsetting tax attributes. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years.

Liquidity And Capital Resources

  Parent Company

     We fund our operations with proceeds from sales of and distributions from companies, funds and trading securities. Other sources of liquidity which have been utilized by us in prior periods include sales of available-for-sale securities, sales of our equity and issuance of debt. Our ability to generate liquidity from sales of companies, sales of available-for-sale securities and from equity and debt issuances has been adversely affected from time to time by the decline in the US markets and other factors.

     In February 2004, we completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. We used all of the net proceeds of this offering of approximately $146 million to retire a majority of the 2006 Notes through one or more privately negotiated transactions.

     As of December 31, 2004, at the parent company level, we had $128.3 million of cash and cash equivalents, $0.6 million of restricted cash and $33.6 million of marketable securities for a total of $162.5 million. In addition to the amounts above, we have $16.8 million in escrow associated with our interest payments due on the 2024 Debentures. In addition, our consolidated subsidiaries had cash and cash equivalents of $18.6 million.

     Proceeds from sales of and distributions from companies and funds were $39 million in 2004, $39 million in 2003 and $25 million in 2002. Proceeds from sales of available-for-sale and trading securities were $15 million in 2004, $39 million in 2003 and $13 million in 2002.

     In September 2004, we increased our revolving credit facility that provides for borrowings, issuances of letters of credit and guarantees from $25 million to $55 million. The amended agreement provides the Company with a $45 million revolving line and a $10 million letter of credit facility. Borrowing availability under the facility is reduced by the face amount of outstanding letters of credit and guarantees and by revolving credit facilities our subsidiaries have at the same bank. This credit facility matures in May 2005 and bears interest at the prime rate (5.25% at December 31, 2004) for outstanding borrowings. The facility requires cash collateral equal to one times any outstanding amounts under the facility. We have granted the bank a right to a security interest in accounts held by us at the bank equal to any amounts under the facility. This facility provides us additional flexibility to implement our strategy and support our companies.

     As of December 31, 2004, we provided guarantees related to four of our subsidiaries’ credit facilities that allowed for total borrowings of up to $38.0 million. In addition, a consolidated subsidiary maintained a $2.0 million revolving credit facility at the same bank that provided our credit facility. We also provided a letter of credit to the landlord of CompuCom’s Dallas headquarters lease, which will expire on March 19, 2019, in an amount up to $6.3 million. Availability under our revolving credit facility at December 31, 2004 is as follows (in millions):

	Revolving Credit		Letters of Credit	Total
Size of facility	$45.0		$10.0	$55.0
Outstanding Guarantees	(38.0	) (a)	—	(38.0)
Subsidiary facility at same bank	(2.0)		—	(2.0)
Outstanding Letter of Credit	—		(6.3)	(6.3)

Amount Available at 12/31/04	$5.0		$3.7	$8.7

     (a) Of the total guarantees of $38.0 million, $16.6 million is outstanding under these facilities at December 31, 2004 and included as debt on the Consolidated Balance Sheet.

     In addition to the guarantees above, we have other guarantees associated with various forms of debt including lines of credit, term loans, equipment leases and mortgages, as well as operating leases totaling $11 million at December 31, 2004. Additionally, we have committed capital of approximately $21 million, all of which are commitments made in prior years to various private equity funds, to be funded over the next several years, including approximately $7 million, which is expected to be funded in the next twelve months. We do not intend to commit new investments in additional private equity funds and may seek to reduce our current ownership interests in, and our existing commitments to the funds in which we hold interests.

     In March 2005, consolidated companies amended their credit facilities to increase aggregate borrowings $4.5 million (for an aggregate total of $44.5 million in credit facilities). We also reduced our aggregate guarantees under these facilities by $4.0 million. After these amendments, we have $9.0 million available under the revolving line.

     The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to acquire technology-related companies, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in companies we may receive proceeds from such sales which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.

     In May 2001, we entered into a loan agreement with Mr. Musser, our former CEO. In the fourth quarter of 2004, first quarter of 2003 and fourth quarter of 2002, we impaired the loan by $3.4 million, $0.7 million and $11.4 million, respectively, to the estimated value of the collateral that we held at each respective date. The carrying value of the loan at December 31, 2004 is $1.4 million. During 2004, we received $7.2 million in cash payments against the loan balance, primarily from proceeds received related to the Sanchez merger and the sale of Mr. Musser’s CompuCom holdings. Since 2001, we have received a total of $13.4 million in cash paydowns on the loan.

     We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for further distribution to the fund’s limited partners (the “clawback”). Assuming the funds in which we are a general partner are liquidated or dissolved on December 31, 2004 and, assuming for these purposes the only distributions from the funds are equal to the carrying value of the funds on the December 31, 2004 financial statements, the maximum clawback we would be required to return for our general partner interest is $7 million. Management estimates its liability to be approximately $4 million, which is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

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

     Interest on the 2024 Debentures is payable semi-annually. At the note holders’ option, the notes are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the notes at December 31, 2004 was $7.2174 of principal amount per share. The closing price of our common stock on December 31, 2004 was $2.12. The note holders may require repurchase of the notes on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. The note holders may also require repurchase of the notes upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the 2024 Debentures commencing March 20, 2009. We have escrowed $16.7 million for interest payments through March 15, 2009 on the 2024 Debentures.

     For reasons we have discussed, we believe our cash and cash equivalents at December 31, 2004 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for the next twelve months, including commitments to our existing companies and funds, our current operating plan to acquire interests in new companies and our general corporate requirements.

  Consolidated Subsidiaries

     Alliance, ChromaVision and Mantas incurred losses in 2004 and may need additional capital to fund their operations. If we decide not to provide sufficient capital resources to allow them to reach a positive cash flow position, and they are unable to raise capital from outside resources, they may need to scale back their operations. If these companies meet their business plans for 2005 and the related milestones established by us, we believe they will have sufficient cash or availability under established lines of credit to fund their operations for at least the next twelve months.

     Consolidated subsidiaries have outstanding facilities that provide for borrowings of up to $40 million. A revolving credit facility of $3 million, which would have matured in February 2005, $5 million, which would have matured in March 2005 and a $3 million revolving line, which would have matured in November 2005 have all been renewed through January 2006. A $10 million revolving credit facility matures in February 2006 A consolidated subsidiary with a revolving credit facility for $2 million that expired in September 2004, has been renewed through January 2006.

     As of December 31, 2004, outstanding borrowings under these facilities were $16.6 million.

  Analysis of Parent Company Cash Flows

     Cash flow activity for the Parent Company was as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Net cash (used in) provided by operating activities of continuing operations	$(24,463)	$(31,658)	$31,349
Net cash provided by (used in) investing activities of continuing operations	86,070	40,595	(74,405)
Net cash (used in) provided by financing activities of continuing operations	(54,863)	326	(3,288)

	$6,744	$9,263	$(46,344)

  Cash (Used In) Provided by Operating Activities

     2004 vs. 2003. Cash used in operating activities decreased $7.2 million in 2004 as compared to 2003. The decrease is due to a decline in general and administrative costs and interest expenses in 2004 when compared to 2003.

     2003 vs. 2002. Cash used in operating activities was $31.7 million in 2003 as compared to cash provided by operating activities in 2002 of $31.3 million. The change of $63.0 million is primarily attributable to collection of an income tax receivable in 2002 of $62.6 million with no corresponding collection in 2003.

  Cash (Used In) Provided by Investing Activities

     Cash provided by (used in) investing activities primarily reflects the acquisition of ownership interests in companies from third parties, partially offset by proceeds from the sales of non-strategic assets and private equity funds.

     2004 vs. 2003. Cash provided by investing activities increased $45.5 million in 2004 as compared to 2003. The increase is mainly attributable to $125.9 million of net cash proceeds related to the sale of CompuCom in October

2004. Partially offsetting this increase is a decrease of $24.2 million of proceeds from sales of available-for-sale and trading securities, a $31.5 million net increase in short-term investments, primarily comprised of certificates of deposit, U.S. Treasury Securities and mortgage and asset-backed securities. Also included is a $16.7 million increase in purchases of held-to-maturity securities, which represents the escrowed proceeds to fund interest payments on the 2024 Debentures through 2009. Additionally, acquisition of ownership interests increased $12.4 million in 2004 as compared to 2003. During 2004, Safeguard acquired Laureate Pharma for $24.5 million of cash, invested $10.0 million in Mantas, invested $12.5 million in ChromaVision and used $1.8 million of cash to purchase shares of Pacific Title from minority interest shareholders.

     2003 vs. 2002. Cash provided by investing activities was $40.6 million in 2003 versus cash used in investing activities in 2002 of $74.4 million. The change of $115.0 million is due to a decrease of $72.9 million in acquisitions and ownership interests in companies, funds and subsidiaries, primarily attributable to the purchase of Alliance in 2002 for $55 million. Additionally, proceeds from sales of assets increased $39.9 million as we continued to focus on exiting non-strategic assets.

  Cash (Used In) Provided by Financing Activities

     2004 vs. 2003. Cash used in financing activities increased $55.2 million in 2004 as compared to 2003. Included in financing activities in 2004 is $145.1 million of net proceeds received related to the 2024 Debentures issued in February 2004 offset by $201.4 million which was used to redeem the remaining 2006 Notes.

     2003 vs. 2002. Cash provided by financing activities was $0.3 million in 2003 versus cash used of $3.3 million in 2002. The 2002 period includes the pay down of long-term debt of $3.3 million as a result of the sale of our corporate campus in 2002.

  Consolidated Working Capital From Continuing Operations

     Consolidated working capital from continuing operations increased to $170 million at December 31, 2004 compared to $131 million at December 31, 2003. The increase is primarily attributable to proceeds from sales of and distributions from companies and funds.

  Analysis of Consolidated Company Cash Flows

     Cash flow activity from continuing operations was as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Net cash (used in) provided by operating activities of continuing operations	$(48,061)	$(47,509)	$15,359
Net cash provided by (used in) investing activities of continuing operations	93,309	57,498	(40,826)
Net cash used in financing activities of continuing operations	(35,089)	(14)	(22,738)

	$10,159	$9,975	$(48,205)

  Cash (Used In) Provided by Operating Activities

     2004 vs. 2003. Net cash used in operating activities decreased $0.6 million in 2004 as compared to 2003. The decrease is primarily attributable to working capital changes.

     2003 vs. 2002. Cash used in operating activities was $47.5 million in 2003 versus cash provided by operating activities of $15.4 million in 2002. The change is primarily due to the collection of an income tax receivable of $63.5 million in 2002 with no corresponding collection in 2003.

  Cash (Used In) Provided by Investing Activities

     Cash used in investing activities primarily reflects the acquisition of ownership interests in companies from third parties, partially offset by proceeds from the sales of non-strategic assets and private equity funds.

     2004 vs. 2003. Net cash provided by investing activities increased $35.8 million in 2004 as compared to 2003. The increase is primarily attributable to $125.9 of net cash proceeds related to the sale of CompuCom in October 2004. Partially offsetting this increase is a decrease of $24.2 million of proceeds from sales of available-for-sale and trading securities and a $16.7 million increase in purchases of held-to-maturity securities, which represents the escrowed proceeds to fund interest payment on the 2024 Debentures through 2009. Acquisition of ownership interests increased $15.9 million in 2004 as compared to 2003. During 2004, Safeguard acquired Laureate Pharma for $24.5 million of cash and used $1.8 million of cash to purchase shares of Pacific Title from some of its’ shareholders.

     2003 vs. 2002. Cash provided by investing activities increased $98.3 million in 2003 as compared to 2002. The increase is primarily attributable to a $39.9 million increase in proceeds from sales of assets, including the sales of non-strategic assets including Kanbay, Internet Capital Group, DocuCorp, Verticalnet and Pac-West. Also contributing to the change was a $60.3 million decrease in acquisitions and ownership interest in companies, funds and subsidiaries, primarily attributable to the purchase of Alliance in 2002 for $55 million.

  Cash Used In Provided by Financing Activities

     2004 vs. 2003. Net cash used in financing activities increased $35.1 million in 2004 as compared to 2003. Included in financing activities in 2004 is $145.1 million of net proceeds received related to the 2024 Debentures issued in February 2004 offset by $201.4 million which was used to redeem the remaining 2006 Notes. Also contributing to the increase is $13.7 million increase in the issuance of subsidiary common stock to third parties, primarily by ChromaVision.

     2003 vs. 2002. Cash used in financing activities decreased $22.7 million in 2003 as compared to 2002. The change is due to paydowns of long-term debt of $18.3 million in 2002 versus $2.3 million in 2003, primarily related to the paydown of mortgage debt as a result of the sale of our corporate campus in 2002.

Contractual Cash Obligations and Other Commercial Commitments

     The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2004, by period due or expiration of the commitment.

	Payments Due by Period
			2006 and	2008 and	Due after
	Total	2005	2007	2009	2009
	(In millions)
Contractual Cash Obligations
Long-term debt (a)	$23.6	$4.1	$17.5	$2.0	$—
Capital leases	3.1	1.2	1.8	0.1	—
Convertible senior debentures(b)	150.0	—	—	—	150.0
Operating leases	20.1	5.0	6.8	6.1	2.2
Funding commitments(c)	20.8	7.2	7.9	4.3	1.4
Potential clawback liabilities(d)	4.1	—	—	—	4.1
Other long-term obligations(e)	4.3	0.5	1.1	1.2	1.5

Total Contractual Cash Obligations	$226.0	$18.0	$35.1	$13.7	$159.2

	Amount of Commitment Expiration by Period
			2006 and	2008 and	Due after
	Total	2005	2007	2009	2009
			(in millions)
			(unaudited)
Other Commitments
Letters of credit(f)	$8.0	$—	$1.2	$0.5	$6.3

(a)	We have various forms of debt including lines of credit, term loans, equipment leases and mortgages. Of our total outstanding guarantees of $49 million, $18 million of outstanding debt associated with the guarantees is included on the Consolidated Balance Sheets at December 31, 2004. The remaining $31 million is not reflected on the Consolidated Balance Sheets or in the above table.

(b)	In February 2004, we completed the issuance of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024.

(c)	These amounts include funding commitments to private equity funds ($21 million). The amounts have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management.

(d)	Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for a further distribution to the fund’s limited partners (the “clawback”). Assuming the funds in which we are a general partner are liquidated or dissolved on December 31, 2004 and the only value provided by the funds is the carrying values represented on the December 31, 2004 financial statements, the maximum clawback we would be required to return for our general partner interests is $7 million. Management estimates its liability to be approximately $4 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

(e)	Reflects the amount payable to our former Chairman and CEO under a consulting contract.

(f)	Letters of credit include a $6.3 million letter of credit provided to the landlord of CompuCom’s Dallas headquarters lease in connection with the sale of CompuCom; $1.2 million letter of credit issued by a subsidiary supporting a subsidiary guarantee; and $0.5 million letter of credit issued by a subsidiary supporting its office lease.

     We have retention agreements with certain executive officers at December 31, 2004. The maximum aggregate exposure under the agreements is $8.5 million at December 31, 2004. This amount is not included in the above table.

     As of December 31, 2004, Safeguard and its subsidiaries consolidated for tax purposes had federal net operating loss carryforwards and federal capital loss carryforwards of approximately $170 million and $187 million, respectively. The net operating loss carryforwards expire in various amounts from 2005 to 2023. The capital loss carryforwards expire in various amounts from 2006 to 2008. Limitations on utilization of both the net operating loss carryforward and capital loss carryforward may apply.

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

     In February 2004, the FASB issued Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This EITF was issued to determine the meaning of other-than-temporary impairment and its application to investments in debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF 03-1 also applies to investments in equity securities that are both outside SFAS 115’s scope and are not accounted for by the equity method, which are defined as “cost method investments.” The impairment measurement and recognition guidance is delayed until the final issuance of FSP EITF 03-01-a. The disclosure requirements are effective for annual reporting periods ending after June 15, 2004. The Company does not believe that the adoption of the impairment measurement and recognition provisions of EITF 03-1 will have a material impact on the Company’s financial statements.

     In September 2004, the FASB Task Force reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.” The Task Force ruled that all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price should be included in diluted earnings per share computations (if dilutive) regardless of whether the market conditions have been met. The effective date of the consensus has not been determined and will coincide with the effective date of the proposed Statement that revises SFAS No. 128 (“Earnings Per Share”). The Company has outstanding convertible debt as discussed in Note 9, which could be considered dilutive in periods in which the Company reports net income.

     In December 2004, the FSAB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123R”). SFAS No. 123R will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123R is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. This new standard may be adopted in one of two ways – the modified prospective transition method or the modified retrospective transition method. The Company is in the process of determining the impact of the requirements of SFAS No. 123R, which will have a material impact on its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in our second quarter of fiscal 2006. We do not believe adoption of SFAS No. 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

Factors That May Affect Results

     You should carefully consider the information set forth below before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially harmed, and the value of our securities may decline. You should also refer to other information included or incorporated by reference in this report.

Risks Related to Our Business

  Our business depends upon the performance of our companies, which is uncertain.

     If our companies do not succeed, the value of our assets could be significantly reduced and require substantial impairments or write-offs, and our results of operations and the price of our common stock could decline. The risks relating to our companies include:

•	many of our companies have a history of operating losses or a limited operating history and may never be profitable;

•	intensifying competition affecting the products and services our companies offer could adversely affect their businesses, financial condition, results of operations and prospects for growth;

•	inability to adapt to the rapidly changing marketplaces;

•	inability to manage growth;

•	the need for additional capital to fund their operations, which we may not be able to fund or which may not be available from third parties on acceptable terms, if at all;

•	inability to protect their proprietary rights and infringing on the proprietary rights of others;

•	certain of our companies could face legal liabilities from claims made against their operations, products or work;

•	the impact of economic downturns on their operations, results and growth prospects;

•	inability to attract and retain qualified personnel; and

•	government regulations and legal uncertainties may place financial burdens on the businesses of our companies.

     These risks are discussed in greater detail under the caption “— Risks Related to Our Companies” below.

The identity of our companies and the nature of our interests in them could vary widely from period to period.

     As part of our strategy, we continually assess the value to our shareholders of our interests in our companies. We also regularly evaluate alternate uses for our capital resources. As a result, depending on market conditions, growth prospects and other key factors, we may, at any time, change the companies in which we strategically focus, liquidate our interests in any of our companies or otherwise change the nature of our interests in our companies. Therefore, the identity of our companies and the nature of our interests in them could vary significantly from period to period.

     Our consolidated financial results may also vary significantly based upon the companies that are included in our financial statements. For example:

•	At June 30, 2004, we consolidated the results of operations of the following companies: CompuCom Systems, Inc., Alliance Consulting Group Associates, Inc., Pacific Title and Arts Studio, Inc., Mantas, Inc. and ChromaVision Medical Systems, Inc.

•	In October 2004, CompuCom completed a merger transaction which resulted in the divestiture of our interest in CompuCom. As a result, commencing as of and for the period ending September 30, 2004, we accounted for CompuCom as a discontinued operation and all prior periods were reclassified to conform to this presentation.

•	In December 2004, we completed the purchase of assets from Laureate Pharma, L.P., and we have consolidated the results of operations of the acquired business from the date of the transaction.

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

     The aggregate market value of our interests in our publicly traded companies (ChromaVision Medical Systems, Inc. (NASDAQ:CVSN)(soon-to-be called Clarient, Inc. – symbol “CLRT”) and eMerge Interactive, Inc. (NASDAQ:EMRG)) was approximately $77.2 million as of December 31, 2004. Fluctuations in the market price of the common stock of our publicly traded companies are likely to affect the price of our common stock. The market price of our public companies’ common stock has been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance.

Intense competition from other acquirers of interests in companies could result in lower gains or possibly losses on our companies.

     We face intense competition from companies with business strategies similar to our own and from other capital providers as we acquire and develop interests in companies. Some of our competitors have more experience identifying and acquiring companies and have greater financial and management resources, brand name recognition or industry contacts than we have. Although most of our acquisitions will be made at a stage when our companies are not publicly traded, we may pay higher prices for those equity interests because of higher trading prices for securities of similar public companies and competition from other acquirers and capital providers, which could result in lower gains or possibly losses on our investments. In addition, our strategy of actively operating our companies generally requires us to acquire majority or controlling interests in companies. This may place us at a competitive disadvantage to some of our competitors because they may have more flexibility than we do in structuring acquisitions.

We may be unable to obtain maximum value for our holdings in companies or liquidate our interests in companies on a timely basis.

     We hold significant positions in our companies. Consequently, if we were to divest all or part of our interest in a company, we may have to sell our interests at a relative discount to a price which may be received by a seller of a smaller portion. For companies with publicly traded stock, we may be unable to sell our interest at then-quoted market prices. The trading volume and public float in the common stock of our publicly-traded companies are small relative to our holdings in the companies. As a result, any significant divestiture by us of our holdings in these companies would likely have a material adverse effect on the market price of the companies’ common stock and on our proceeds from such a divestiture. Additionally, we may not be able to take our companies public as a means of monetizing our position or creating shareholder value.

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

     Our strategy involves creating value for our shareholders by helping our companies grow and, if appropriate, accessing the public and private capital markets. Therefore, our success is dependent on the value of our companies as determined by the public and private capital markets. Many factors, including reduced market interest, may cause the market value of our publicly traded companies to decline. If valuations in the market sectors in which our companies participate decline, our companies’ access to the public and private capital markets on terms acceptable to them may be limited.

Our companies could make business decisions that are not in our best interests or with which we do not agree, which could impair the value of our company interests.

     Although we generally seek a controlling equity interest and participation in the management of our companies, we may not be able to control the significant business decisions of our companies. We may have shared control or no control over some of our companies. In addition, although we currently own a controlling interest in some of our companies, we may not maintain this controlling interest. Acquisitions of interests in companies in which we share or have no control or the dilution of our interests in, and loss of control over, companies will involve additional risks that could cause the performance of our interests and our operating results to suffer, including:

•	the management of a company having economic or business interests or objectives that are different than ours; and

•	companies not taking our advice with respect to the financial or operating difficulties they may encounter.

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

Several lawsuits have been brought or threatened against us and our companies and the outcomes of these lawsuits are uncertain.

     We and Warren V. Musser, our former Chairman, were named as defendants in a putative class action filed on June 26, 2001 in U.S. District Court for the Eastern District of Pennsylvania (the “Court”). Plaintiffs allege that defendants failed to disclose that Mr. Musser had pledged some or all of his Safeguard stock as collateral to secure margin trading in his personal brokerage accounts. Plaintiffs allege that defendants’ failure to disclose the pledge, along with their failure to disclose several margin calls, a loan to Mr. Musser, the guarantee of certain margin debt and the consequences thereof on our stock price, violated the federal securities laws. Plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On August 17, 2001, a second putative class action was filed against us and Mr. Musser asserting claims similar to those brought in the first proceeding. In addition, plaintiffs in the second case allege that the defendants failed to disclose possible or actual manipulative aftermarket trading in the securities of our companies, the impact of competition on prospects for one or more of our companies and our lack of a superior business plan. On October 23, 2001, the Court entered an order consolidating the two cases and, on April 5, 2002, plaintiffs filed a consolidated and amended class action complaint for violation of the federal securities laws. These two cases were consolidated for further proceedings under the name “In Re: Safeguard Scientifics Securities Litigation” and the Court approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. The plaintiffs filed a consolidated and amended complaint. On May 23, 2002, the defendants filed a motion to dismiss the consolidated and amended complaint for failure to state a claim upon which relief may be granted. On October 24, 2002, the Court denied the defendants’ motions to dismiss, holding that, based on the allegations of plaintiffs’ consolidated and amended complaint, dismissal would be inappropriate at that juncture. On December 20, 2002, plaintiffs filed with the Court a motion for class certification. On August 27, 2003, the Court denied plaintiffs’ motion for class certification. On September 12, 2003, plaintiffs filed with the United States Court of Appeals for the Third Circuit a petition for permission to appeal the order denying class certification. On November 5, 2003, the Third Circuit denied plaintiffs’ petition and declined to hear the appeal. On November 18, 2003, plaintiffs’ counsel moved to intervene new plaintiffs and proposed class representatives in the consolidated action, which motion was denied by the Court on February 18, 2004. On July 12, 2004, a third putative class action complaint captioned Mandell v. Safeguard Scientifics, Inc., et al. was filed against us and Mr. Musser in the United States District Court for the Eastern District of Pennsylvania. The new complaint asserts similar claims to those asserted in the consolidated and amended class action complaint. The complaint also asserts individual claims on behalf of two individual plaintiffs who had attempted unsuccessfully to intervene in the consolidated action. We have not yet responded to the new complaint. On August 10, 2004, the Court entered an order staying all proceedings in the Mandell action pending the Court’s ruling on defendants’ summary judgment motion in the consolidated action, or until such later time as the Court may order. On November 23, 2004, the Court entered an order granting defendants’ motion for summary judgment. On December 17, 2004, the plaintiffs filed a notice of appeal with the Court, seeking to appeal the Court’s orders granting summary judgment to defendants, denying class certification and denying the motion to intervene new plaintiffs, among other matters. The Court has not taken any further action with respect to the Mandell action.

     On May 28, 2004, June 1, 2004 and June 10, 2004, three substantially similar complaints were filed in the Chancery Court of the State of Delaware by purported stockholders of CompuCom Systems, Inc. (“CompuCom”) allegedly on behalf of a class of holders of CompuCom’s common stock. By order dated July 22, 2004, these three actions were consolidated for all purposes. On July 27, 2004, plaintiffs filed an amended class action complaint under the caption of one of the three actions (the “Amended Complaint”) that names us, CompuCom and its directors as defendants. The Amended Complaint alleges that CompuCom, its directors, and we breached fiduciary duties in connection with the merger agreement relating to the acquisition of CompuCom by an affiliate of Platinum Equity, LLC and aided and abetted one another in the course of committing the alleged breach. Among other things, the Amended Complaint alleges that the defendants failed to obtain the best transaction reasonably available and diverted merger consideration from CompuCom’s minority stockholders to us and CompuCom’s directors and certain of its officers. It is also alleged that CompuCom failed to disclose, or only partially disclosed, certain matters in CompuCom’s proxy statement. The Amended Complaint seeks (i) an injunction against the proposed transaction, (ii) an order invalidating the proposed transaction in the event it is consummated, (iii) an order directing CompuCom’s directors to obtain a transaction that is in the best interests of all of its stockholders and to disclose all material information to stockholders in connection with any transaction, and (iv) the imposition of a constructive trust, in favor of plaintiffs, upon any benefits improperly received by defendants. On July 27, 2004, plaintiffs filed a motion for expedited proceedings and discovery in connection with the injunctive relief sought and requested that a preliminary injunction hearing be held before August 19, 2004, the originally scheduled date of the special meetings of our shareholders and the stockholders of CompuCom. Defendants filed their opposition to the motion on July 28, 2004. On July 29, 2004, the Court denied the plaintiffs’ motion to expedite. On September 13, 2004, plaintiffs filed a Second Amended Complaint alleging substantially similar claims. On November 5, 2004, defendants filed motions to dismiss the Second Amended Complaint.

     Finally, we, as well as our companies, are involved in various claims and legal actions arising in the ordinary course of business. While in the current opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations, no assurance can be given as to the outcome of these lawsuits, and one or more adverse rulings could have a material adverse effect on our consolidated financial position and results of operations, or that of our companies.

Risks Related to Our Companies

Many of our companies have a history of operating losses or limited operating history and may never be profitable.

     Many of our companies have a history of operating losses or limited operating history, have significant historical losses and may never be profitable. Many of these companies have incurred substantial costs to develop and market their products, have incurred net losses and cannot fund their cash needs from operations. We expect that the operating expenses of certain of our companies will increase substantially in the foreseeable future as they continue to develop products and services, increase sales and marketing efforts and expand operations.

Our companies face intense competition, which could adversely affect their business, financial condition, results of operations and prospects for growth.

     There is intense competition in the information technology and life sciences marketplaces, and we expect competition to intensify in the future. Our business, financial condition, results of operations and prospects for growth will be materially adversely affected if our companies are not able to compete successfully. Many of the present and potential competitors may have greater financial, technical, marketing and other resources than those of our companies. This may place our companies at a disadvantage in responding to the offerings of their competitors, technological changes or changes in client requirements. Also, our companies may be at a competitive disadvantage because many of their competitors have greater name recognition, more extensive client bases and a broader range of product offerings. In addition, our companies may compete against companies within our network of companies.

Our companies may fail if they do not adapt to the rapidly changing information technology and life sciences marketplaces.

     If our companies fail to adapt to rapid changes in technology and customer and supplier demands, they may not become or remain profitable. There is no assurance that the products and services of our companies will achieve or maintain market penetration or commercial success, or that the businesses of our companies will be successful.

The information technology and life sciences marketplaces are characterized by:

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

     We expect some of our companies to grow rapidly. Rapid growth often places considerable operational, managerial and financial strain on a business. To successfully manage rapid growth, our companies must, among other things:

•	rapidly improve, upgrade and expand their business infrastructures;

•	scale-up production operations;

•	develop appropriate financial reporting controls;

•	attract and maintain qualified personnel; and

•	maintain appropriate levels of liquidity.

     If our companies are unable to manage their growth successfully, their ability to respond effectively to competition and to achieve or maintain profitability will be adversely affected.

Our companies may need to raise additional capital to fund their operations, which we may not be able to fund or which may not be available from third parties on acceptable terms, if at all.

     Our companies may need to raise additional funds in the future and we cannot be certain that they will be able to obtain additional financing on favorable terms, if at all. Because our resources and our ability to raise capital are limited, we may not be able to provide our companies with sufficient capital resources to enable them to reach a cash flow positive position. If our companies need to, but are not able to raise capital from other outside sources, then they may need to cease or scale back operations.

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

     The manufacture and sale of certain of our companies’ products entails an inherent risk of product liability. Certain of our companies maintain product liability insurance. Although none of our companies to date have experienced any material losses, there can be no assurance that they will be able to maintain or acquire adequate product liability insurance in the future and any product liability claim could have a material adverse effect on our companies’ revenues and income. In addition, many of the engagements of our companies involve projects that are critical to the operation of their clients’ businesses. If our companies fail to meet their contractual obligations, they could be subject to legal liability, which could adversely affect their business, operating results and financial condition. The provisions our companies typically include in their contracts, which are designed to limit their exposure to legal claims relating to their services and the applications they develop, may not protect our companies or may not be enforceable. Also as consultants, some of our companies depend on their relationships with their clients and their reputation for high quality services and integrity to retain and attract clients. As a result, claims made against our companies’ work may damage their reputation, which in turn, could impact their ability to compete for new work and negatively impact their revenues and profitability.

Our companies are subject to the impact of economic downturns.

     The results of operations of our companies are affected by the level of business activity of their clients, which in turn is affected by the levels of economic activity in the industries and markets that they serve. In addition, the businesses of certain of our Information Technology companies may lag behind economic cycles in an industry. Any significant downturn in the economic environment, which could include labor disputes in these industries, could result in reduced demand for the products and services offered by our companies which could negatively impact their revenues and profitability. In addition, an economic downturn could cause increased pricing pressure which also could have a material adverse impact on the revenues and profitability of our companies.

Our companies’ success depends on their ability to attract and retain qualified personnel.

     Our companies are dependent upon their ability to attract and retain senior management and key personnel, including trained technical and marketing personnel. Our companies will also need to continue to hire additional personnel as they expand. Some of our companies have employees represented by labor unions. Although these companies have not been the subject of a work stoppage, any future work stoppage could have a material adverse effect on their respective operations. A shortage in the availability of the requisite qualified personnel or work stoppage would limit the ability of our companies to grow, to increase sales of their existing products and services and to launch new products and services.

Government regulations and legal uncertainties may place financial burdens on the businesses of our companies.

     Failure to comply with applicable requirements of the FDA or comparable regulation in foreign countries can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Manufacturers of pharmaceuticals and medical diagnostic devices and operators of laboratory facilities are subject to strict federal and state regulation regarding validation and the quality of manufacturing and laboratory facilities. Failure to comply with these quality regulation systems requirements could result in civil or criminal penalties or enforcement proceedings, including the recall of a product or a “cease distribution” order. The enactment of any additional laws or regulations that affect healthcare insurance policy and reimbursement (including Medicare reimbursement) could negatively affect our companies. If Medicare or private payors change the rates at which our companies or their customers are reimbursed by insurance providers for their products, such changes could adversely impact our companies.

     If either the USA PATRIOT Act or the Basel Capital Accord are repealed, the demand for services and/or products of certain of our companies may be negatively impacted.

Some of our companies are subject to significant environmental, health and safety regulation.

     Some of our companies are subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as to the safety and health of manufacturing and laboratory employees. In addition, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in companies in the technology industry, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities (except the Tellabs transactions, which were completed in August 2002). Based on closing market prices at December 31, 2004, the fair market value of our holdings in public securities was approximately $77.2 million. A 20% decrease in equity prices would result in an approximate $15.4 million decrease in the fair value of our publicly traded securities. At December 31, 2004, the value of the collateral securing the Musser loan included $0.6 million of publicly traded securities. A 20% decrease in the fair value of these securities would result in a charge of approximately $0.1 million.

     In February 2004, we completed the issuance of $150 million of fixed rate notes with a stated maturity of March 2024. Interest payments of approximately $2.0 million each are due March and September of each year starting in September 2004. The holders of the 2024 Debentures may require repurchase of the notes on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective principal amounts plus accrued and unpaid interest. On October 8, 2004, we utilized approximately $16.7 million of the proceeds from the CompuCom sale to escrow interest payments due through March 15, 2009.

				After	Fair Market
Liabilities	2005	2006	2007	2007	Value at 12/31/04
Convertible Senior Debentures due by year (in millions)	$—	$—	$—	$150.0	$115.1
Fixed Interest Rate	2.625%	2.625%	2.625%	2.625%	2.625%

Interest Expense (in millions)	$3.9	$3.9	$3.9	$63.8	N/A

     At December 31, 2004, our outstanding debt totaled $26.7 million, which consisted of fixed rate debt of $10.1 million and variable-rate debt of $16.6 million. Based on our 2004 average outstanding borrowings under our variable-rate debt, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings and cash flows by approximately $0.1 million.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

     Our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management evaluated our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2004, our internal control over financial reporting was effective.

     The Company acquired Laureate Pharma, Inc. and Alliance acquired Mensamind, Inc. during 2004, and management excluded from its assessment of the effectiveness of internal control over financial reporting of the Company as of December 31, 2004, the internal control over financial reporting of Laureate Pharma, Inc. and Mensamind, Inc. associated with total assets of $37.4 million and total revenues of $1.0 million included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended December 31, 2004.

     Our independent registered public accounting firm, KPMG LLP, have audited management’s assessment of our internal control over financial reporting. Their opinion on management’s assessment and their opinions on the effectiveness of our internal control over financial reporting and on our financial statements appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Safeguard Scientifics, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing on page 65 of the financial statements, that Safeguard Scientifics, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Safeguard Scientifics, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Safeguard Scientifics, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Safeguard Scientifics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Safeguard Scientifics, Inc. acquired Laureate Pharma, Inc. and Alliance acquired Mensamind, Inc. during 2004, and management excluded from its assessment of the effectiveness of internal control over financial reporting of Safeguard Scientifics, Inc. as of December 31, 2004, the internal control over financial reporting of Laureate Pharma, Inc. and Mensamind, Inc. associated with total assets of $37.4 million and total revenues of $1.0 million included in the consolidated financial statements of Safeguard Scientifics, Inc. and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Safeguard Scientifics, Inc. also excluded an evaluation of the internal control over financial reporting of Laureate Pharma, Inc. and Mensamind, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Safeguard Scientifics, Inc.:

     We have audited the accompanying consolidated balance sheets of Safeguard Scientifics, Inc. (the “Company”) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted SFAS No. 142, “Goodwill and Intangible Assets,” on January 1, 2002.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting of Safeguard Scientifics, Inc. as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 14, 2005

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
	(In thousands except per
	share data)
ASSETS
Current Assets
Cash and cash equivalents	$146,874	$136,715
Restricted cash	1,119	1,069
Marketable securities	33,555	7,081
Restricted marketable securities	3,771	—
Accounts receivable, less allowances ($1,078 - 2004; $1,016 - 2003)	37,677	33,363
Prepaid expenses and other current assets	8,974	7,278
Current assets of discontinued operations	—	333,150

Total current assets	231,970	518,656
Property and equipment, net	45,135	14,873
Ownership interests in and advances to companies	35,311	53,119
Long-term marketable securities	11,964	—
Long-term restricted marketable securities	13,045	—
Intangible assets, net	10,855	10,017
Goodwill	93,049	90,763
Note receivable — related party	1,384	11,946
Other	11,099	7,884
Non-current assets of discontinued operations	—	129,228

Total Assets	$453,812	$836,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$15,456	$11,530
Accounts payable	6,370	3,836
Accrued compensation and benefits	12,480	14,470
Accrued expenses	20,909	14,850
Deferred revenue	7,267	9,607
Current liabilities of discontinued operations	—	186,166

Total current liabilities	62,482	240,459
Long-term debt	11,210	2,537
Other long-term liabilities	11,785	13,152
Convertible subordinated notes	—	200,000
Convertible senior debentures	150,000	—
Non-current liabilities of discontinued operations	—	129,610
Deferred taxes	880	—
Minority interest	11,652	14,557
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 119,893 and 119,450 shares issued and outstanding in 2004 and 2003	11,989	11,945
Additional paid-in capital	750,564	737,560
Accumulated deficit	(565,018)	(510,198)
Accumulated other comprehensive income (loss)	11,786	(39)
Treasury stock, at cost (53 shares-2003)	—	(191)
Unamortized deferred compensation	(3,518)	(2,906)

Total shareholders’ equity	205,803	236,171

Total Liabilities and Shareholders’ Equity	$453,812	$836,486

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(In thousands except per share data)
Revenue
Product sales	$8,397	$17,822	$20,241
Service sales	148,312	149,616	94,235

Total revenue	156,709	167,438	114,476

Operating Expenses
Cost of sales — product	2,728	6,879	4,375
Cost of sales — service	102,271	93,278	44,848
Selling, general and administrative	103,771	110,812	118,894
Amortization of intangibles	5,129	9,499	7,660
Impairment	—	15,968	6,575

Total operating expenses	213,899	236,436	182,352

Operating loss	(57,190)	(68,998)	(67,876)
Other income (loss), net	38,804	48,930	(5,149)
Impairment — related party	(3,400)	(659)	(11,434)
Interest income	2,628	2,197	6,313
Interest expense	(9,761)	(12,173)	(21,661)
Equity loss	(14,534)	(17,179)	(51,004)
Minority interest	8,428	6,754	10,172

Net loss from continuing operations before income taxes and change in accounting principle	(35,025)	(41,128)	(140,639)
Income tax benefit (expense)	24	(209)	(46)

Net loss from continuing operations before change in accounting principle	(35,001)	(41,337)	(140,685)
Discontinued operations, net of income taxes	(19,819)	8,006	12,017
Cumulative effect of change in accounting principle	—	—	(21,815)

Net Loss	$(54,820)	$(33,331)	$(150,483)

Basic Income (Loss) Per Share:
Loss from continuing operations	$(0.29)	$(0.35)	$(1.19)
Net income (loss) from discontinued operations	(0.17)	0.07	0.09
Cumulative effect of change in accounting principle	—	—	(0.18)

Net Loss Per Share	$(0.46)	$(0.28)	$(1.28)

Diluted Income (Loss) Per Share:
Loss from continuing operations	$(0.29)	$(0.35)	$(1.20)
Net income (loss) from discontinued operations	(0.17)	0.05	0.08
Cumulative effect of change in accounting principle	—	—	(0.18)

Net Loss Per Share	$(0.46)	$(0.30)	$(1.30)

Shares Used in Computing — Basic and Diluted Income (Loss) Per Share	119,965	118,486	117,736

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Net Loss from Continuing Operations	$(35,001)	$(41,337)	$(140,685)

Other Comprehensive Income (Loss), Before Taxes:
Foreign currency translation adjustments	(139)	(36)	—
Unrealized holding gains (losses) in available-for-sale securities	11,964	12,364	(964)
Reclassification adjustments	—	(16,248)	1,817
Related Tax (Expense) Benefit:
Unrealized holding losses in available-for-sale securities	—	130	337
Reclassification adjustments	—	1,229	(636)

Other Comprehensive Income (Loss) from Continuing Operations	11,825	(2,561)	554

Comprehensive Loss from Continuing Operations	(23,176)	(43,898)	(140,131)
Income (loss) from discontinued operations	(19,819)	8,006	12,017
Cumulative effect of change in accounting principle	—	—	(21,815)

Comprehensive Loss	$(42,995)	$(35,892)	$(149,929)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
			Additional		Comprehensive			Unamortized
	Common Stock		Paid-In	Accumulated	Income	Treasury Stock		Deferred
	Shares	Amount	Capital	Deficit	(Loss)	Shares	Amount	Compensation	Total
	(In thousands)
Balance — December 31, 2001	118,154	$11,815	$744,005	$(326,384)	$1,968	381	$(11,528)	$(1,080)	$418,796
Net loss	—	—	—	(150,483)	—	—	—	—	(150,483)
Issuance of restricted stock, net	1,296	130	(5,723)	—	—	(348)	11,399	(5,806)	—
Amortization of deferred compensation	—	—	1,592	—	—	—	—	1,828	3,420
Other comprehensive income	—	—	—	—	554	—	—	—	554

Balance — December 31, 2002	119,450	11,945	739,874	(476,867)	2,522	33	(129)	(5,058)	272,287
Net loss	—	—	—	(33,331)	—	—	—	—	(33,331)
Stock options exercised, net	—	—	(325)	—	—	(200)	651	—	326
Acceleration of vesting of stock options	—	—	29	—	—	—	—	—	29
Restricted stock forfeitures, net	—	—	—	—	—	220	(713)	713	—
Amortization of deferred compensation	—	—	108	—	—	—	—	2,295	2,403
Impact of subsidiary equity transactions	—	—	(2,126)	—	—	—	—	(856)	(2,982)
Other comprehensive loss	—	—	—	—	(2,561)	—	—	—	(2,561)

Balance — December 31, 2003	119,450	11,945	737,560	(510,198)	(39)	53	(191)	(2,906)	236,171
Net loss	—	—	—	(54,820)	—	—	—	—	(54,820)
Stock options exercised, net	369	37	1,104	—	—	(73)	251	—	1,392
Acceleration of vesting of stock options	—	—	130	—	—	—	—	(130)	130
Amortization of deferred compensation	—	—	—	—	—	—	—	2,729	2,729
Impact of subsidiary equity transactions	—	—	8,661	—	—	—	—	(389)	8,272
Issuance of restricted stock, net	74	7	3,109	—	—	20	(60)	(2,952)	104
Other comprehensive income	—	—	—	—	11,825	—	—	—	11,825

Balance — December 31, 2004	119,893	$11,989	$750,564	$(565,018)	$11,786	—	$—	$(3,518)	$205,803

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cash Flows from Operating Activities of Continuing Operations
Net loss	$(54,820)	$(33,331)	$(150,483)
Adjustments to reconcile to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	19,819	(8,006)	(12,017)
Cumulative effect of change in accounting principle	—	—	21,815
Depreciation and amortization	13,173	17,298	14,650
Deferred income taxes	62	(130)	—
Equity loss	14,534	17,179	51,004
Other (income) loss, net	(38,804)	(48,930)	5,149
Impairment	—	15,968	6,575
Impairment — related party	3,400	659	11,434
Non-cash compensation charges	4,272	2,690	3,420
Minority interest	(8,438)	(8,207)	(10,178)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	(3,254)	(2,068)	9,146
Income tax receivable	—	—	63,473
Accounts payable, accrued expenses, deferred revenue and other	1,995	(631)	1,371

Net cash provided by (used in) operating activities of continuing operations	(48,061)	(47,509)	15,359

Cash Flows from Investing Activities of Continuing Operations
Proceeds from sales of available-for-sale and trading securities	14,784	38,981	13,273
Proceeds from sales of and distributions from companies and funds	39,085	38,955	24,738
Proceeds from sale of CompuCom, net	125,853	—	—
Advances to companies	(1,015)	(139)	(4,397)
Repayment of advances to companies	400	753	—
Acquisitions of ownership interests in companies, funds and subsidiaries, net of cash acquired	(34,797)	(18,931)	(79,254)
Acquisitions by subsidiaries, net of cash acquired	(57)	—	—
Advances to related party	—	—	(618)
Repayments of advances to related party	7,162	1,940	1,556
Increase in restricted cash and short-term investments	(37,660)	(16,263)	(33,626)
Decrease in restricted cash and short-term investments	11,643	21,783	28,039
Purchase of restricted securities	(16,715)	—	—
Proceeds from sale of building	—	—	17,672
Capital expenditures	(10,956)	(7,115)	(6,335)
Capitalized software costs	(4,300)	(2,094)	(2,242)
Other, net	(118)	(372)	368

Net cash provided by (used in) investing activities of continuing operations	93,309	57,498	(40,826)

Cash Flows from Financing Activities of Continuing Operations
Proceeds from convertible senior debentures	150,000	—	—
Payments of offering costs on convertible senior debentures	(4,887)	—	—
Repurchase of convertible subordinated notes	(200,000)	—	—
Payments of costs to repurchase convertible subordinated notes	(1,368)	—	—
Borrowings on revolving credit facilities	72,749	91,094	8,562
Repayments on revolving credit facilities	(66,103)	(90,949)	(13,713)
Borrowings on term debt	2,796	3,518	919
Repayments on term debt	(2,299)	(2,281)	(18,347)
Payment on contract termination	—	(1,623)	—
Decrease (increase) in restricted cash	44	(550)	—
Issuance of Company common stock, net	1,392	326	—
Issuance of subsidiary common stock, net	14,176	482	755
Offering costs on issuance of subsidiary common stock	(1,589)	(31)	(914)

Net cash used in financing activities of continuing operations	(35,089)	(14)	(22,738)

Net Increase (Decrease) in Cash and Cash Equivalents	10,159	9,975	(48,205)
Cash and Cash Equivalents at beginning of period	136,715	126,740	174,945

Cash and Cash Equivalents at end of period	$146,874	$136,715	$126,740

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

  Description of the Company

     Safeguard Scientifics, Inc. (Safeguard or the Company) is focused on owning and operating businesses engaged in a number of diverse business activities. The Company focuses primarily on companies in the Time-To-Volume stage of development. Time-To-Volume companies generally are generating revenues from commercially viable products or services but are facing new challenges as they scale their businesses to meet market opportunities. The Company seeks to create long-term shareholder value by helping companies primarily in the information technology and life sciences industries develop through superior operations and management. Safeguard’s value creation strategy is designed to drive superior growth at our companies by providing leadership and counsel, capital support and financial expertise, strategic guidance and operating discipline, access to best practices and industry knowledge.

     The Company offers a range of operational and management services to each of our companies through a team of dedicated professionals. The Company engages in an ongoing planning and assessment process through our involvement and engagement in the development of our companies, and our executives provide mentoring, advice and guidance to develop the management of Safeguard’s companies. The Company focuses our resources on the operations of Safeguard’s consolidated, majority-owned companies in order to assist them in increasing market penetration, growing revenue, improving cash flow and creating long-term value growth.

  Basis of Presentation

     The Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which it directly or indirectly owns more than 50% of the outstanding voting securities.

     The Company’s Consolidated Statements of Operations, Comprehensive Loss and Cash Flows also include the following subsidiaries:

Year Ended
December 31, 2004	December 31, 2003	December 31, 2002
Alliance Consulting Group Associates ChromaVision Medical Systems (soon to be known as “Clarient”) Laureate Pharma (since December 2004) Mantas Pacific Title and Arts Studio
Agari Mediaware
    (through June 2003)
Alliance Consulting Group Associates
ChromaVision Medical Systems
Mantas
Pacific Title and Arts Studio
Protura Wireless (through June 2003)
SOTAS (merged with Mantas –
    October 2003)
Tangram Enterprise Solutions
Agari Mediaware
Alliance Consulting Group Associates
    (since December 2002)
aligne (merged with Alliance
    December 2002)
Aptas (through March 2002)
ChromaVision Medical Systems
    (since June 2002)
Lever8 (merged with Alliance
    December 2002)
Mantas (since April 2002)
Pacific Title and Arts Studio
Protura Wireless
SOTAS
Tangram Enterprise Solutions

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The Company’s Consolidated Balance Sheets include the following majority-owned subsidiaries:

December 31, 2004	December 31, 2003
Alliance Consulting Group Associates	Alliance Consulting Group Associates
ChromaVision Medical Systems	ChromaVision Medical Systems
Laureate Pharma	Mantas
Mantas	Pacific Title and Arts Studio
Pacific Title and Arts Studio	Tangram Enterprise Solutions

     Alliance operates on a 52 or 53-week fiscal year, ending on the Saturday closest to December 31. Alliance’s last three fiscal years have ended on January 1, 2005, December 27, 2003 and December 28, 2002. Fiscal year 2004 was a period of 53 weeks, while fiscal years 2003 and 2002 were periods of 52 weeks. The Company and all other subsidiaries operate on a calendar year.

     During 2004, 2003 and 2002, certain consolidated companies were either disposed of or ceased operations, resulting in deconsolidation during the year.

     CompuCom Systems, Inc., previously a majority-owned subsidiary, is accounted for as a discontinued operation (see Note 2). Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this business have been segregated from those of continuing operations for all periods presented.

     Tangram was consolidated through February 20, 2004 at which time it was sold to Opsware, Inc. in a stock and debt for stock exchange. The Company recorded an $8.5 million gain on the transaction, which is included in Other Income (Loss), Net on the Consolidated Statements of Operations for the year ended December 31, 2004.

  Principles of Accounting for Ownership Interests in Companies

     The Company’s ownership interests in its companies are accounted for under three methods: consolidation, equity and cost. The applicable accounting method is generally determined based on the Company’s voting interest in the entity.

     Consolidation Method. The companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities are accounted for under the consolidation method of accounting. Under this method, these company’s financial statements are included within the Company’s Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Participation of other shareholders in the net assets and in the income or losses of these consolidated companies is reflected in Minority Interest in the Consolidated Balance Sheets and Statements of Operations. Minority Interest adjusts the Company’s consolidated operating results to reflect only the Company’s share of the earnings or losses of the consolidated company. However, if there is no minority interest balance remaining on the Consolidated Balance Sheets related to the respective company, the Company records 100% of the consolidated company’s losses. The results of operations and cash flows of a consolidated company are included through the latest interim period in which the Company owned a 50% or greater voting interest. Upon dilution of control below 50%, the accounting method is adjusted to either the equity or cost method of accounting.

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     When the Company’s investment in an equity method company is reduced to zero, no further losses are recorded in the Company’s Consolidated Statements of Operations unless the Company has outstanding guarantee obligations or has committed additional funding to the equity method company. When the equity method company subsequently reports income, the Company will not record its share of such income until it equals the amount of the Company’s share of losses not previously recognized.

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

     Impairment. On a continuous basis, but no less frequently than at the end of each quarterly period, the Company evaluates the carrying value of its companies for possible impairment based on achievement of business plan objectives and milestones, the fair value of each company relative to its carrying value, the financial condition and prospects of the company and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. Management then determines whether there has been an other than temporary decline in the carrying value of its ownership interest in the company. Impairment is measured by the amount by which the carrying amount of the assets exceeds their fair values.

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

  Accounting Estimates

     The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. These estimates include evaluation of the Company’s investments in its companies, investments in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Certain amounts recorded to reflect the Company’s share of losses of companies accounted for under the equity method are based on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities are made final.

     It is reasonably possible that the Company’s accounting estimates with respect to the ultimate recoverability of the carrying value of the Company’s ownership interests in and advances to companies, goodwill and intangible assets and the estimated useful life of amortizable intangible assets could change in the near term and that the effect of such changes on the financial statements could be material. At December 31, 2004, the Company believes the recorded amount of carrying value of the Company’s ownership interests in and advances to companies, goodwill and intangible assets is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a company.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation including the reclassification of CompuCom, previously a majority owned subsidiary, as discontinued operations as a result of the sale of the Company’s interest in October 2004. The impact of these changes did not affect the Company’s net loss.

  Cash and Cash Equivalents, Short-Term Marketable Securities and Restricted Cash

     The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits that are readily convertible into cash. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity securities are carried at amortized cost, which approximates fair value. Short-term marketable securities consist of held-to-maturity securities consisting of certificates of deposits and commercial paper at December 31, 2004 and certificates of deposit at December 31, 2003. Restricted cash is primarily invested in money market instruments.

  Restricted Marketable Securities

     Restricted marketable securities include held-to-maturity securities, as it is the Company’s ability and intent to hold these securities to maturity. The securities are U.S. Treasury securities with various maturity dates. Pursuant to terms of the 2024 Debentures, as a result of the sale of CompuCom, the Company pledged the securities to the escrow agent for interest payments through March 15, 2009 on the 2024 Debentures resulting as restricted on the balance sheet (See Note 4).

  Long-Term Marketable Securities

     The Company records its ownership interest in cost method equity securities that have readily determinable fair value as available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Unrealized losses are charged against net loss when a decline in the fair value is determined to be other than temporary. Trading securities are carried at fair value, based on quoted market prices, with the unrealized gain or loss included in Other Income (Loss), Net, in the Consolidated Statements of Operations. The Company records its ownership interest in debt securities at amortized cost because it has the ability and intent to hold these securities until maturity.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  Derivative Financial Instruments

     The Company has used derivative instruments to manage its exposure to fluctuations in certain investments in publicly held securities. These derivatives were settled in 2002. Derivative financial instruments were recognized at fair value in the statement of financial position, and the corresponding gains or losses were reported either in the Statements of Operations or as a component of Comprehensive Loss, depending on the type of hedging relationship that existed. If the derivative was determined to be a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives were offset against the change in the fair value of the hedged assets, liabilities or firm commitments through the Statement of Operations or recognized in Other Comprehensive Loss until the hedge item was recognized in the Statements of Operations. The ineffective portion of a derivative’s change in fair value was immediately recognized in the Statements of Operations.

  Financial Instruments

     The Company’s financial instruments, principally cash and cash equivalents, restricted cash, marketable securities, restricted marketable securities, accounts receivable, notes receivable, accounts payable, accrued expenses and deferred revenue are carried at cost which approximates fair value due to the short-term maturity of these instruments. The Company’s long-term debt is carried at cost which approximates fair value as the debt bears interest at rates approximating current market rates. At December 31, 2004, the market value of the Company’s convertible senior debentures was approximately $115 million based on quoted market prices.

  Property and Equipment

     Property and equipment are stated at cost. Equipment under capital leases are stated at the present value of minimum lease payments. Provision for depreciation and amortization is based on the lesser of the estimated useful lives of the assets or the remaining lease term (buildings and leasehold improvements, 5 to 15 years; machinery and equipment, 1 to 13 years) and is computed using the straight-line method.

  Intangible Assets, net

     SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives continue to be amortized over their respective estimated useful lives to their estimated residual value.

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

  Goodwill

     SFAS No. 142 requires that goodwill be tested for impairment at least annually.

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

forecasted undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

  Recoverability of Note Receivable — Related Party

     The Company evaluates the recoverability of its Note Receivable — Related Party in accordance with SFAS No. 114. Under SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis, the Company assesses the recoverability of the loan by reviewing the fair value of the liquid collateral supporting the loan and estimating future cash flows discounted at the loan’s effective rate as well as determining whether there has been any significant, adverse, other than temporary, changes in the estimated fair value of the collateral that does not have readily available fair values. Impairment charges are included in Impairment — Related Party on the Consolidated Statements of Operations. The Company does not accrue interest when a note is considered impaired. All cash receipts from impaired notes are applied to reduce the principal amount of such note until the principal has been fully recovered, and is recognized as interest income thereafter.

  Deferred Revenue

     Deferred revenue represents cash collections on contracts in advance of performance of services or delivery of products and is recognized as revenue when the related services are performed or products are delivered.

  Revenue Recognition

     During 2004, 2003 and 2002, our revenue from continuing operations was primarily attributable to Alliance, ChromaVision, Mantas and Pacific Title.

     Alliance generates revenue from consulting services. Revenue is generally recognized when persuasive evidence of an arrangement exists, services are performed, the service fee is fixed and determinable and collectability is probable. Revenue is generally recognized upon the performance of services. Certain services are performed under fixed-price service contracts related to discrete projects. Revenue from these contracts are recognized using the percentage-of-completion method, primarily based on the actual labor hours incurred to date compared to the estimated total hours of the project. Any losses expected to be incurred on jobs in process are charged to income in the period such losses become known.

     ChromaVision generates revenue from Diagnostic Services, instrument sales and fee-per-use charges. ChromaVision recognizes revenue for Diagnostic Services at the time of completion of services at amounts equal to those amounts expected for collection from third parties including Medicare, insurance companies and, to a small degree, private patients. These expected amounts are based both on Medicare allowable rates and ChromaVision’s collection experience with other third party payors.

     ChromaVision places most of its ACIS® units with users on a “fee-per-use” basis. ChromaVision recognizes revenue based on the greater of actual usage fees or the minimum monthly rental fee. Under this pricing model, ChromaVision owns most of the ACIS® instruments that are engaged in service and, accordingly, all related depreciation and maintenance and service costs are expensed as incurred. For those instruments that are sold, ChromaVision recognizes and defers revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” At the outset of the arrangement with the customer, ChromaVision defers revenue for the fair value of its undelivered elements (e.g., maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met. Maintenance revenue is recognized ratably over the term of the

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

maintenance contract, typically twelve months. Revenue on system sales is recognized upon acceptance by the customer, often subsequent to a testing and evaluation period.

     Mantas recognizes revenue from software licenses, post contract customer support (PCS) and related consulting services. Revenue from software license agreements and product sales are recognized upon delivery, provided that all of the following conditions are met: a non-cancelable license agreement has been signed; the software has been delivered; no significant production, modification or customization of the software is required; the vendor’s fee is fixed or determinable; and collection of the resulting receivable is deemed probable. In software arrangements that include rights to software products, hardware products, specified upgrades, PCS, and/or other services, Mantas allocates the total arrangement fee among each deliverable based on vendor-specific objective evidence. Revenue from maintenance agreements is recognized ratably over the term of the maintenance period, generally from one to five years. Consulting and training services provided by Mantas that are not considered essential to the functionality of the software products are recognized as the respective services are performed.

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

     Pacific Title’s revenue is primarily derived from film title and special effects service contracts to the motion picture and television industry. Revenue is generally recognized upon the performance of services. Certain services are performed under fixed price contracts. Revenue from these contracts are recognized on a percentage of completion basis based on costs incurred to total estimated costs to be incurred. Any anticipated losses on contracts are expensed when identified. Pacific Title also generated revenue from manufacturing, installing and selling large format film projector systems through June 2003. Revenue for projector systems was recognized when persuasive evidence of an arrangement existed, delivery and customer acceptance had occurred, the sales price was fixed and determinable and collectibility was reasonably assured.

  Stock-Based Compensation

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense is recorded for stock options issued to employees at fair market value. Stock options issued to non-employees are measured at fair value on the date of grant using the Black-Scholes model and are expensed over the vesting period.

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” – an amendment to SFAS 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The Company elected to continue to account for stock-based compensation in accordance with APB Opinion No. 25. Had compensation cost been recognized consistent with SFAS No. 148, the Company’s consolidated net loss from continuing operations and net loss from discontinued operations and loss per share from continuing operations and loss per share from discontinued operations would have been as follows:

		Twelve Months Ended December 31,
		2004	2003	2002
		(in thousands, except per share data)
Consolidated net loss from continuing operations	As reported	$(35,001)	$(41,337)	$(140,685)
Add: Stock based compensation expense included in net loss	As reported	4,272	2,690	3.420
Deduct: Total stock based employee compensation expense from continuing operations determined under fair value based method for all awards, net of related tax effects		(9,371)	(9,707)	(8,727)

Consolidated net loss from continuing operations	Pro forma	(40,100)	(48,354)	(145,992)
Income (loss) from discontinued operations	As reported	(19,819)	8,006	12,017
Cumulative change in accounting principle	As reported	—	—	(21,815)
Deduct: Total stock based employee compensation expense from discontinued operations determined under fair value based method for all awards, net of related tax effects		(277)	(1,053)	(1,217)

	Pro forma	$(60,196)	$(41,401)	$(157,007)

Basic Income (Loss) Per Share:
Loss from continuing operations	As reported	$(0.29)	$(0.35)	$(1.19)
Income (loss) from discontinued operations	As reported	(0.17)	0.07	0.09
Cumulative change in accounting principle	As reported	—	—	(0.18)

		$(0.46)	$(0.28)	$(1.28)

Loss from continuing operations	Pro forma	$(0.33)	$(0.41)	$(1.24)
Income (loss) from discontinued operations	Pro forma	(0.17)	0.06	0.09
Cumulative change in accounting principle	Pro forma	—	—	(0.18)

		$(0.50)	$(0.35)	$(1.33)

Diluted Income (Loss) Per Share:
Loss from continuing operations	As reported	$(0.29)	$(0.35)	$(1.20)
Income (loss) from discontinued operations	As reported	(0.17)	0.05	0.08
Cumulative change in accounting principle	As reported	—	—	(0.18)

		$(0.46)	$(0.30)	$(1.30)

Loss from continuing operations	Pro forma	$(0.33)	$(0.41)	$(1.24)
Income (loss) from discontinued operations	Pro forma	(0.17)	0.06	0.09
Cumulative change in accounting principle	Pro forma	—	—	(0.18)

		$(0.50)	$(0.35)	$(1.33)

Per share weighted average fair value of stock options issued on date of grant		$1.45	$1.96	$1.56

     The following ranges of assumptions were used by the Company, its subsidiaries and its companies accounted for under the equity method to determine the fair value of stock options granted during the years ended December 31, 2004, 2003 and 2002 using the Black-Scholes option-pricing model for public companies and subsidiaries and the minimum value method for private equity method companies:

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2004	2003	2002
Company
Dividend yield	0%	0%	0%
Expected volatility	85% to 95%	95%	90% to 95%
Average expected option life	5 years	5 years	5 years
Risk-free interest rate	3.5% to 3.9%	2.5% to 3.3%	2.6% to 5.0%

	Year Ended December 31,
	2004	2003	2002
Subsidiaries and Equity Method Companies
Dividend yield	0%	0%	0%
Expected volatility	70% to 109%	0% to 287%	0% to 212%
Average expected option life	4 to 5 years	3 to 8 years	4 to 10 years
Risk-free interest rate	2.5% to 3.9%	1.8% to 4.5%	1.8% to 5.7%

     Detailed information regarding the Company’s stock-based compensation plans may be found in Note 13.

  Defined Contribution Plans

     Defined contribution plans are contributory and cover eligible employees of the Company and certain subsidiaries. The plan allows eligible employees, as defined in the plan, to contribute to the plan up to 75% of their pretax compensation, subject to the maximum contributions allowed by the Internal Revenue Code. The Company determines the amount, if any, of the employer paid matching contribution at the end of each calendar year. Additionally, the Company may make annual discretionary contributions under the plan based on a participant’s eligible compensation. Certain subsidiaries also generally match from 30% to 50% of the first 4% to 6% of employee contributions to these plans. Amounts expensed relating to all plans were $0.6 million in 2004, $0.8 million in 2003 and $1.3 million in 2002.

  Income Taxes

     Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, under the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management provides valuation allowances against the net deferred tax asset for amounts which are not considered more likely than not to be realized.

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

  Comprehensive Income (Loss)

     Comprehensive income (loss) is the change in equity of a business enterprise during a period from non-owner sources. Excluding net income (loss), the Company’s sources of other comprehensive income (loss) is from net

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

unrealized appreciation (depreciation) on its available-for-sale securities and foreign currency translation adjustments. Reclassification adjustments result from the recognition in net loss of unrealized gains or losses that were included in comprehensive income (loss) in prior periods.

  Segment Information

     The Company reports segment data based on the management approach which designates the internal reporting which is used by management for making operating decisions and assessing performance as the source of the Company’s reportable operating segments.

  New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), which replaced FIN 46. FIN 46R defines the provisions under which a Variable Interest Entity should be consolidated. FIN 46R is effective for all entities that are subject to the provisions of FIN 46R no later than the end of the first reporting period that ended after March 15, 2004. The Company accounts for, under the equity method, certain private equity funds that account for their investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, “Audits of Investment Companies.” The effective date for FIN 46R has been delayed for these funds until the AICPA finalizes its proposed Statement of Position on clarifying the scope of the Audit Guide and accounting by the parent companies and equity method investors for investments in investment companies. If it is ultimately determined that FIN 46R applies to private equity funds, then the amount of equity income or loss the Company records on private equity funds accounted for under the equity method may change significantly.

     In February 2004, the FASB issued Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This EITF was issued to determine the meaning of other-than-temporary impairment and its application to investments in debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF 03-1 also applies to investments in equity securities that are both outside SFAS 115’s scope and are not accounted for by the equity method, which are defined as “cost method investments.” The impairment measurement and recognition guidance is delayed until the final issuance of FSP EITF 03-01-a. The disclosure requirements are effective for annual reporting periods ending after June 15, 2004. The Company does not believe that the adoption of the impairment measurement and recognition provisions of EITF 03-1 will have a material impact on the Company’s financial statements.

     In September 2004, the FASB Task Force reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.” The Task Force ruled that all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price should be included in diluted earnings per share computations (if dilutive) regardless of whether the market conditions have been met. The effective date of the consensus has not been determined and will coincide with the effective date of the proposed Statement that revises SFAS No. 128, “Earnings Per Share.” The Company has outstanding convertible debt as discussed in Note 10, which could be considered dilutive in periods in which the Company reports net income.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123R”). SFAS No. 123R will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of SFAS No. 123R requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123R, is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. This new standard may be adopted in one of two ways – the modified prospective transition method or the modified retrospective transition method. The Company is in the process of determining the impact of the requirements of SFAS No. 123R, which will have a material impact on its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in our second quarter of fiscal 2006. We do not believe adoption of SFAS No. 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

2. Discontinued Operations

     On October 1, 2004, the Company completed the sale of its interest in CompuCom, consisting of 24.5 million shares of common stock and 1.5 million shares of preferred stock. The Company received approximately $128 million in gross cash proceeds for its common and preferred shares. The Company recorded a gain on the sale of approximately $1.8 million in the fourth quarter of 2004. The Company also received $2 million in cash proceeds from a portion of the shares of CompuCom held as collateral against Mr. Musser’s note receivable.

     In connection with the sale:

•	The Company has provided to the landlord of CompuCom’s Dallas headquarters lease, a letter of credit, which will expire on March 19, 2019, in an amount to $6.3 million. CompuCom agreed to reimburse the Company for all fees and expenses incurred, which may not exceed 1.5% of the aggregate principal amount of the Safeguard letter of credit per annum, in order to obtain and maintain this letter of credit.

•	On October 8, 2004, the Company utilized approximately $16.7 million of the proceeds to escrow interest payments due through March 15, 2009, on the Company’s 2.625% convertible senior debentures with a stated maturity of 2024 pursuant to the terms of the 2024 debentures. These escrowed amounts are shown as Restricted Marketable Securities on the Consolidated Balance Sheets.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of the discontinued operation are as follows:

	Period Ended
	October 1,	Year Ended December 31,
	2004	2003	2002
	(in thousands)	(in thousands)
Revenue	$936,238	$1,455,120	$1,571,078
Operating expenses	(927,276)	(1,433,351)	(1,540,012)
Impairment	(42,719)	—	—
Other	(1,329)	(281)	(477)

Income (loss) before income taxes and minority interest	(35,086)	21,488	30,589
Income tax (expense) benefit	3,024	(5,191)	(7,372)

Income (loss) before minority interest	(32,062)	16,297	23,217
Minority interest	10,445	(8,291)	(11,625)

Net income (loss) from operations	(21,617)	8,006	11,592

Cumulative effect of change in accounting principle	—	—	425
Gain on disposal	1,798	—	—

Discontinued operations, net of income taxes	$(19,819)	$8,006	$12,017

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

     After recording the Company’s share of CompuCom’s impairment charge, the Company’s carrying value of its goodwill still exceeded its implied fair value by $9.3 million and the Company recorded an additional impairment charge of $9.3 million in the second quarter of 2004. The total impairment above of $42.7 million is comprised of $33.4 million recorded by CompuCom in their operating results and $9.3 million recorded by the Company in the second quarter of 2004.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The assets and liabilities of discontinued operations were as follows:

December 31,
2003
(in thousands)

Cash	$81,145
Accounts receivable, less allowances	212,141
Inventory	35,612
Other current assets	4,252

Total current assets	333,150

Property and equipment, net	19,134
Goodwill	104,889
Other assets	5,205

Total non-current assets	129,228

Total Assets	$462,378

Accounts payable	105,007
Accrued expenses	76,237
Deferred revenue	4,922

Total current liabilities	186,166

Minority interest	127,602
Deferred taxes on income	2,008

Total non-current liabilities	129,610

Carrying value of CompuCom	$146,602

3. Business Combinations

  Acquisitions by the Company – 2004

     In December 2004, the Company acquired substantially all of the assets comprising the business of Laureate Pharma L.P. The purchase price for the assets consisted of approximately $29.5 million in cash and the assumption of certain specified liabilities of Laureate Pharma. The Company used $24.5 million of available cash and borrowings made by Laureate Pharma under a $5 million term loan to finance the purchase price. The Company incurred approximately $1.2 million in transaction costs. Concurrent with the closing of this transaction, the Company funded $1 million of working capital to Laureate Pharma. Laureate Pharma is a life sciences company dedicated to providing services to facilitate biopharmaceutical product development and manufacturing.

     In 2004, the Company acquired additional shares of Pacific Title from minority interest shareholders for a total of $1.8 million. As a result of these purchases of additional shares, the Company increased its ownership in Pacific Title from 84% to 93%. Pacific Title is a provider of a broad range of post-production digital and photo-chemical services to the Hollywood motion picture film and television industry. In accordance with the Company’s strategy to hold controlling interests, the Company will from time to time acquire shares held by less than controlling shareholders.

     In the third and fourth quarters of 2004, the Company acquired additional shares of Mantas for a total of $10 million. As a result of these purchases of additional shares, the Company increased its ownership in Mantas to 88%. Mantas is a software company which provides analytic applications for the global financial services and telecommunications markets. The Company provided funding for product development and working capital needs.

     In February 2004, the Company acquired additional shares of ChromaVision Medical Systems for $5 million. In March 2004, ChromaVision entered into a securities purchase agreement with a limited number of accredited investors pursuant to which ChromaVision agreed to issue shares of common stock and warrants to purchase an additional shares of common stock for an aggregate purchase price of $21 million. Of the total placement of $21 million, the Company funded $7.5 million to ChromaVision. The Company’s ownership in ChromaVision decreased from 59.9% to 56.5% at December 31, 2004. ChromaVision provides a range of cancer diagnostic and consultation

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

services, including technical lab services and hardware, software and web enabled cellular image analysis. The Company participated in a private placement by ChromaVision to support the Diagnostic Services business line implementation as well as maintaining the Company’s controlling interest.

     These transactions were accounted for as purchases and, accordingly, the Consolidated Financial Statements reflect the operations of these companies from the respective acquisition dates.

     The Company has not completed the allocation of purchase price for the acquisitions listed above. Therefore, the allocation of the purchase price could be adjusted once the valuation of assets acquired and liabilities assumed is completed.

     The following table summarizes the estimated fair values of assets acquired and liabilities assumed.

	Laureate	ChromaVision	Mantas	Pacific Title
	(In thousands)
Working Capital	$2,589	$7,709	$10,000	$1,378
Property and equipment	26,722	72	—	450
Deferred Taxes	(1,220)	—	—	—
Intangible assets	2,601	—	—	—
Goodwill	—	4,664	—	—
Acquired In-Process Research and Development	—	89	—	—

Total Purchase Price	$30,692	$12,534	$10,000	$1,828

     The intangible asset consists of the Laureate Pharma trade name, which has an indefinite life and is not amortized. Property and equipment will be depreciated over their weighted average useful lives (2 years to 15 years). The acquired in-process research and development costs were charged to earnings.

  Acquisitions by the Company — 2003

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquisitions by Subsidiaries

     In October 2004, Alliance Consulting acquired 100% of the issued and outstanding stock of Mensamind, Inc. for approximately $2.1 million, of which $0.9 million is payable in cash and the remaining $1.2 million in issuance of Alliance Consulting stock options, and transaction costs. Both the payment of cash and issuance of options occurred in January 2005. Mensamind provides offshore IT consulting services. This acquisition will enable Alliance to provide offshore capabilities to its existing and new clients. The following summarizes the estimated fair values of assets acquired and liabilities assumed.

     The Company has not completed the allocation of purchase price for the acquisition listed above. Therefore, the allocation of the purchase price could be adjusted once the valuation of assets acquired and liabilities assumed is completed.

(in thousands)

Working Capital	$(848)
Property and equipment	232
Intangible assets	1,500
Goodwill	1,327

Total Purchase Price	$2,211

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

	Year Ended December 31,
	2004	2003
	(In thousands except per
	share data)
Total revenues	$165,984	$174,884
Net loss from continuing operations	$(42,129)	$(60.614)
Diluted loss per share	$(0.35)	$(0.51)

4.	Marketable Securities

     Marketable securities include the following:

	Current		Non Current
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Held-to-maturity:
Certificates of deposit	$17,471	$7,081	$—	$—
U.S. Treasury securities	15,342	—	—	—
Mortgage and asset-backed securities	742	—	—	—

	33,555	7,081	—	—
Restricted U.S. Treasury securities	3,771	—	13,045	—

	37,326	7,081	13,045	—
Available-for-sale:
Equity securities	—	—	11,964	—

	$37,326	$7,081	$25,009	$—

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     As of December 31, 2004, the contractual maturities of securities are as follows:

	Years to Maturity
	(in thousands)
	Less Than	One to	Five to Ten	Greater Than	No Single
	One Year	Five Years	Years	Ten Years	Maturity Date	Total
Held-to-maturity	$37,326	$13,045	$—	$—	$—	$50,371
Available-for-sale	—	—	—	—	11,964	11,964

	$37,326	$13,045	$—	$—	$11,964	$62,335

     As of December 31, 2004, the Company’s investment in available-for-sale securities had a cost value of zero and unrealized gains of $12.0 million, which are reflected in Other Comprehensive Income (Loss) on the Consolidated Balance Sheet.

5. Property and Equipment

     Property and equipment consisted of the following:

	As of December 31,
	2004	2003
	(In thousands)
Building and improvements	$16,838	$4,024
Machinery and equipment	64,606	44,439

	81,444	48,463
Accumulated depreciation and amortization	(36,309)	(33,590)

	$45,135	$14,873

6. Ownership Interests in and Advances to Companies

     The following summarizes the carrying value of the Company’s ownership interests in and advances to companies accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at December 31, 2004 and 2003.

	As of December 31,
	2004	2003
	(In thousands)
Equity Method
Public Companies	$—	$9,354
Non-Public Companies	—	934
Private Equity Funds	24,040	27,279

	24,040	37,567
Cost Method
Non-Public Companies	9,152	12,618
Private Equity Funds	2,119	2,934

	$35,311	$53,119

     During 2004, eMerge was reclassified to the cost method of accounting because the Company’s ownership level decreased as did the Company’s ability to exercise significant influence over eMerge. The Company now accounts for its investment in eMerge as an available-for-sale security under SFAS No. 115, as eMerge’s common stock is publicly traded. (see Note 4).

     At December 31, 2003, the Company’s carrying value in its companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $1 million, which is included in Ownership Interests In and Advances to Companies on the Consolidated Balance Sheets.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     During management’s ongoing review of the recoverability of recorded carrying values for investments versus fair value, it was determined that the carrying value of certain investments were not fully recoverable. In 2004, 2003 and 2002, the Company recorded impairment charges totaling $3.7 million, $6.8 million and $20.0 million, respectively, for companies and funds accounted for under the equity method. Impairment charges related to cost method companies were $3.2 million, $2.5 million and $6.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The amount of each impairment charge was determined by comparing the carrying value of the company to its estimated fair value. Impairment charges associated with equity method companies are included in Equity Loss in the Consolidated Statements of Operations. Impairment charges related to cost method companies are included in Other Income (Loss), Net in the Consolidated Statements of Operations.

     The following unaudited summarized financial information for our companies and funds accounted for under the equity method at December 31, 2004 and 2003 and for the three years ended December 31, 2004, 2003 and 2002, has been compiled from the unaudited financial statements of our respective companies and reflects certain historical adjustments. Revenue and net loss of the companies and funds are excluded for periods prior to the year of their acquisition and subsequent to their disposition.

	As of December 31,
	2004	2003
	(In thousands)
Balance Sheets
Current assets	$41,001	$85,241
Non-current assets	525,242	556,970

Total Assets	$566,243	$642,211

Current liabilities	$18,924	$40,058
Non-current liabilities	29,371	45,289
Shareholders’ equity	517,948	556,864

Total Liabilities and Shareholders’ Equity	$566,243	$642,211

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Results of Operations
Revenue:
Public companies	$—	$96,404	$166,624
Non-public companies	8,513	3,464	86,657

	$8,513	$99,868	$253,281

Net Loss	$(63,503)	$(90,272)	$(190,834)

7. Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completes an annual impairment review of goodwill annually, or more frequently if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In 2003, the Company determined that Alliance Consulting Group, including aligne and Lever8 Solutions (which were merged into Alliance shortly after the Alliance acquisition), was a “reporting unit” under SFAS No. 142. The Company engaged a third party valuation firm to assist it in determining the fair value of this reporting unit. The fair value was determined by using a discounted cash flow approach, and by reviewing the valuation of comparable public companies and the valuation of acquisitions of similar companies. The fair value of the reporting unit was then compared to the carrying value, indicating that an impairment may exist.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The fair value of the reporting unit was then allocated to the assets and liabilities of the reporting unit. This fair value was then deducted from the fair value of the reporting unit to determine the implied fair value of goodwill. Because the carrying value of the goodwill exceeded its implied fair value, the Company reported a $16.0 million impairment charge in the fourth quarter of 2003. This impairment charge is included in Impairment on the Consolidated Statements of Operations.

     Under the transition provisions of SFAS No. 142, the Company was required to test existing goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002. The Company completed the required testing during the second quarter of 2002. As a result, the Company reported a $21.8 million goodwill impairment loss related to aligne and Lever8 (prior to the Alliance merger), arising from the initial application of SFAS No.142, which required the carrying amount of goodwill be compared to the fair value. The fair value of that reporting unit was determined by estimating the present value of future cash flows and by reviewing the valuations of comparable public companies. This loss was recognized in the Consolidated Statements of Operations as a Cumulative Effect of a Change in Accounting Principle during the year ended December 31, 2002.

     The following is a summary of changes in the carrying amount of goodwill by segment:

				Other
	Alliance	ChromaVision	Mantas	Companies	Total
Balance at December 31, 2003	$53,307	$13,891	$22,150	$1,415	$90,763
Additions	1,327	4,664	—	—	5,991
Purchase price adjustments (1)	—	—	(2,290)	—	(2,290)
Deconsolidation	—	—	—	(1,415)	(1,415)

Balance at December 31, 2004	$54,634	$18,555	$19,860	$—	$93,049

(1)	The above purchase price adjustments represent activity to complete the final purchase price allocation.

     As discussed in Note 3, certain purchase price adjustments are not final.

     Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite and indefinite useful lives:

	December 31, 2004
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
Customer-related	7 years	$3,633	$1,062	$2,571
Technology-related	4 - 10 years	11,422	7,143	4,279
Process-related	3 years	1,500	83	1,417

		16,555	8,288	8,267
Trade Names	Indefinite	2,588	—	2,588

Total		$19,143	$8,288	$10,855

	December 31, 2004
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
Customer-related	7 years	$3,633	$543	$3,090
Technology-related	4 - 10 years	11,547	4,620	6,927

Total		$15,180	$5,163	$10,017

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Amortization expense related to intangible assets was $3.5 million, $3.2 million and $3.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. The following table provides estimated future amortization expense related to intangible assets (assuming there is not a writedown associated with these intangible assets causing an acceleration of expense):

Total
(In thousands)
2005	$3,700
2006	2,114
2007	1,056
2008	639
2009 and thereafter	758

$8,267

8.	Financial Instruments

     In 1999, the Company entered into two forward sale contracts related to 3.4 million shares of its holdings in Tellabs common stock. The forward sale contracts were considered derivative financial instruments that had been designated as fair value hedging instruments under SFAS No. 133.

     The net gain recognized during the year ended December 31, 2002 was $1.5 million. This amount reflects a $23.3 million gain on the change in the fair value of the hedging contract, reduced by a $21.8 million loss on the change in fair value of the Tellabs holdings. These gains (losses) are reflected in Other Income (Loss), Net in the Consolidated Statement of Operations. The forward sale contracts were settled in 2002.

9. Long-term Debt and Credit Arrangements

     Consolidated long-term debt consists of the following:

	As of December 31,
	2004	2003
	(In thousands)
Credit line borrowings	$16,613	$4,665
Term loans	3,672	4,882
Capital lease obligations	3,094	982
Mortgage obligations	3,287	3,538

	26,666	14,067
Less current maturities	(15,456)	(11,530)

Total long-term debt, less current portion	$11,210	$2,537

     In September 2004, the Company increased its revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees from $25 million to $55 million. The amended agreement provides the Company with a $45 million revolving line and a $10 million letter of credit facility. Borrowing availability under the facility is reduced by the face amount of outstanding letters of credit, guarantees and all other loan facilities between the same lender and our controlled companies. This credit facility matures in May 2005 and bears interest at the prime rate (5.25% at December 31, 2004) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.0125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times any amounts outstanding under the facility. Prior to May 5, 2004, the facility required cash collateral at the bank equal to two times any amounts outstanding under the facility. In conjunction with the issuance of the Convertible Senior Debentures in March 2004, the Company amended its revolving credit facility to grant the bank a right to security interest in accounts held by the Company at the bank equal to any amounts outstanding under the facility.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     As of December 31, 2004, the Company had outstanding guarantees related to four companies’ credit facilities, which allowed for total borrowings of up to $38 million ($16.6 million was outstanding as of December 31, 2004). In addition, a consolidated subsidiary maintained a $2 million revolving credit facility at the same bank that provided our credit facility. In connection with the sale of CompuCom, we provided to the landlord of CompuCom’s Dallas headquarters lease, a letter of credit, which will expire on March 19, 2019, in an amount to $6.3 million. CompuCom agreed to reimburse us for all fees and expenses incurred, which may not exceed 1.5% of the aggregate principal amount of the Safeguard letter of credit per annum, in order to obtain and maintain this letter of credit. As of December 31, 2004, there was $5.0 million available to the Company under the revolving line and $3.7 million available to the Company under the Company’s letter of credit facility.

     Five consolidated companies maintain separate revolving credit facilities which provide for aggregate borrowings of $40 million, of which $38 million is guaranteed by the Company under its credit facility. As of December 31, 2004, outstanding borrowings under these facilities were $16.6 million. Borrowings are secured by substantially all of the assets of the respective subsidiaries. These obligations bear interest at variable rates ranging between the prime rate minus 0.5% and the prime rate plus 1.25%. These facilities contain financial and non financial covenants. At December 31, 2004, two subsidiaries did not comply with certain financial covenants which subsequently received waivers by the lender. A $2 million facility expired in September 2004 and has been renewed through January 2006. One of the revolving credit facilities totaling $20 million matures in February 2006, the $10 million facility, consisting of a $3 million revolving line of credit that matures in January 2006, a $5 million term loan that matures in December 2009 and a $2 million equipment loan that matures in December 2008, the $5 million facility matures in March 2005 and has been renewed through January 2006, the $3 million facility matures in February 2005 and has been renewed through January 2006.

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

     Debt as of December 31, 2004 bears interest at fixed rates ranging between 4.0% and 22.0% and variable rates indexed to the prime rate plus 1.5%. Debt as of December 31, 2003 bore interest at fixed rates between 8.0% and 20.3% and variable rates indexed to the prime rate plus 1.0% to 1.5%.

Total
(In thousands)
2005	$5,337
2006	14,705
2007	4,591
2008	1,019
2009 and thereafter	1,014

Total debt	$26,666

     In March 2005, consolidated companies amended their credit facilities to increase aggregate borrowings $4.5 million (for an aggregate of $44.5 million in credit facilities). The Company also reduced its aggregate guarantees under these facilities by $4.0 million. After these amendments, the Company had $9.0 million available under the revolving line.

     Alliance’s credit facility, which matures in February 2006 and of which $10.1 million is outstanding at December 31, 2004, is classified as a current liability at December 31, 2004 as a result of a lockbox arrangement with the bank that was entered into as part of the March 2005 amendment.

10. Convertible Subordinated Notes and Convertible Senior Debentures

     In June 1999, the Company issued $200 million of 5% convertible subordinated notes due June 15, 2006 (2006 Notes). Interest was payable semi-annually. The 2006 Notes were convertible into the Company’s common stock. As of December 31, 2004, the Company has repurchased or redeemed all of the 2006 Notes for an aggregate cost of $201.4 million, including transaction costs. The Company also recorded $1.8 million of expense for the year ended

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2004 related to the acceleration of deferred debt costs associated with the 2006 Notes, which is included in Other Income, Net on the Consolidated Statements of Operations.

     In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on the 2024 Debentures is payable semi-annually. At the debenture holders’ option, the debentures are convertible into our common stock through March 14, 2024, subject to certain conditions. The conversion rate of the debentures at December 31, 2004 was $7.2174 of principal amount per share. The closing price of the Company’s common stock at December 31, 2004 was $2.12.The Debenture holders may require repurchase of the debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount plus accrued and unpaid interest. The Debenture holders may also require repurchase of the debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the debentures commencing March 20, 2009.

     As required by the terms of the 2024 Debentures, after completing the sale of CompuCom, the Company escrowed $16.7 million on October 8, 2004 for interest payments through March 15, 2009 on the 2024 Debentures (see Notes 2 and 4).

11. Accrued Expenses

     Accrued expenses consisted of the following:

	As of December 31,
	2004	2003
	(In thousands)
Accrued professional fees	$4,200	$2,031
Other	16,709	12,819

	$20,909	$14,850

12. Shareholders’ Equity

  Preferred Stock

     Shares of preferred stock, par value $0.10 per share, are voting and are issuable in one or more series with rights and preferences as to dividends, redemption, liquidation, sinking funds, and conversion determined by the Board of Directors. At December 31, 2004 and 2003, there were one million shares authorized and none outstanding.

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Stock-Based Compensation

The Company has three equity compensation plans: the 2001 Associates Equity Compensation Plan with 5.4 million shares reserved for issuance; the 1999 Equity Compensation Plan, with 9.0 million shares reserved for issuance; and the 2004 Equity Compensation Plan (adopted by the Board of Directors and approved by the Company’s shareholders in 2004), with 6.0 million shares reserved for issuance. Employees and consultants are eligible for grants of stock options, restricted stock awards, stock appreciation rights, stock units, performance units and other stock-based awards under each of these plans; directors and executive officers are eligible for grants only under the 1999 and 2004 Equity Compensation Plans. Generally, outstanding options vest over four years after the date of grant and expire eight years after the date of grant. To the extent allowable, all grants are incentive stock options. All options granted under the plans to date have been at prices which have been equal to the fair market value at the date of grant. At December 31, 2004, the Company reserved 16.8 million shares of common stock for possible future issuance under its equity compensation plans. Several subsidiaries also maintain equity compensation plans for their employees and directors.

     In 2002, the Company made an offer to its employees to exchange stock options held by these employees for restricted shares of the Company’s stock. Under the exchange program, each employee with an outstanding stock option with an exercise price in excess of $15.00 per share was offered the opportunity to exchange the options for shares of restricted stock. In order to participate in the exchange, a participant had to exchange all eligible options held. The shares of restricted stock were issued on January 22, 2002, and vested on the later of July 22, 2002, or the date on which the unvested eligible option exchanged for the restricted shares would have vested. At December 31, 2004, all of the restricted shares issued under the exchange program had vested. As a result of the exchange, the Company issued 537,878 shares of restricted stock in January 2002 in return for 2,038,071 stock options that were canceled.

     Approximately $2.0 million of non-cash deferred compensation associated with this restricted stock is being expensed as the restricted stock vests, and will be reduced to the extent that a participant forfeits his or her shares of restricted stock received in the exchange prior to vesting. The deferred compensation charge is unaffected by future changes in the price of the common stock.

     Option activity is summarized below:

		Weighted
		Average
	Shares	Exercise Price
	(In thousands)
Outstanding at December 31, 2001	12,472	$15.80
Options granted	3,000	2.15
Options canceled – option exchange program	(2,038)	36.94
Other options canceled/forfeited	(2,030)	15.43

Outstanding at December 31, 2002	11,404	8.50
Options granted	1,078	2.67
Options exercised	(200)	1.63
Options canceled/forfeited	(1,963)	8.10

Outstanding at December 31, 2003	10,319	8.10
Options granted	2,719	2.09
Options exercised	(442)	3.15
Options canceled/forfeited	(3,380)	14.69

Outstanding at December 31, 2004	9,216	$4.15

Shares available for future grant	7,592

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following summarizes information about the Company’s stock options outstanding at December 31, 2004:

Options Outstanding						Options Exercisable
				Weighted Average	Weighted		Weighted
			Number	Remaining	Average		Average
Range of			Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices			(In thousands)	(In years)	Price	(In thousands)	Price
1.25	–	1.99	1,624	6.2	$1.48	671	$1.39
1.99	–	2.62	3,705	6.9	2.14	931	2.14
2.62	–	3.56	1,403	5.9	3.48	851	3.47
3.56	–	5.53	1,801	4.0	5.17	1,746	5.18
5.53	–	8.83	242	2.4	8.04	239	8.05
8.83	–	14.84	219	1.0	10.89	219	10.89
14.84	–	50.98	222	3.2	42.40	222	42.40

1.25	–	50.98	9,216	5.7	$4.15	4,879	$5.87

     Total compensation expense for restricted stock issuances was approximately $0.5 million, $1.8 million and $3.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Unamortized compensation expense related to restricted stock issuances at December 31, 2004 is $0.4 million.

     The Company issued 0.9 million of deferred stock units to senior executives in December 2002 and 0.6 million in January 2004. The value of these deferred stock units was $1.6 million and $3.0 million, respectively, based on the fair value of the stock as of the date of the grant. Deferred stock units are payable in stock on a one-for-one basis. Payments in respect of the deferred stock units are distributable not earlier than one year after the vesting. The deferred stock units granted in December 2002 and 0.3 million of the units granted in January 2004 vest 25% after one year, then in 36 equal monthly installments thereafter. The remaining 0.3 million of deferred stock units granted in January 2004 vest after five years, or earlier depending on the achievement of certain performance criteria, including the sale of CompuCom. Total compensation expense for deferred stock units was $2.2 million and $0.6 million for the year ended December 31, 2004 and 2003, respectively. Unamortized compensation expense related to deferred stock units at December 31, 2004 is $1.8 million.

     Stock-based compensation expense related to stock awards by subsidiaries was $1.5 million and $0.3 million for the years ended December 31, 2004 and 2003, respectively. Total unamortized deferred compensation related to stock awards by subsidiaries was $1.3 million at December 31, 2004.

     Certain employees of our subsidiaries have the right to require the respective subsidiary to purchase shares of common stock of the subsidiary received by the employee pursuant to the exercise of options. The employee must hold the shares for at least six months prior to exercising this right. The required purchase price is 75% — 100% of the fair market value at the time the right is exercised, and in some cases is subject to a floor of $1.58. During 2004, three employees exercised 561,251 options of a subsidiary, all of which may be required to be purchased by the subsidiary during 2005 under the liquidity plan at the greater of the then fair value or $1.58 per share.

14. Other Income (Loss)

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Gain on sale of companies and funds, net	$44,486	$50,808	$14,316
Gain (loss) on trading securities	(396)	301	(14,572)
Unrealized gain on Tellabs and related forward sale contracts, net	—	—	1,509
Impairment charges	(3,197)	(2,494)	(6,658)
Other	(2,089)	315	256

	$38,804	$48,930	$(5,149)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Gain on sale of companies and funds for the year ended December 31, 2004 of $44.5 million includes a gain of $31.7 million related to the sale of our interest in Sanchez for cash and shares of Fidelity National Financial in the second quarter of 2004 and $8.5 million related to our sale of Tangram for shares of Opsware in the first quarter of 2004 Also included in gain on sale of companies and funds in 2004 is $2.7 million attributable to a distribution from a bankruptcy proceeding and $1.5 million relating to the final payment of an installment sale of a company sold in 1997. Total net cash proceeds for gains on sales of companies and funds was $37.5 million for the year ended December 31, 2004.

     Gain on sale of companies and funds for the year ended December 31, 2003 of $50.8 million includes $5.9 million relating to the sale of DocuCorp, $19.2 million relating to the sale of Internet Capital Group, and $17.3 million related to the sale of Kanbay. Also included is a $3.0 million gain related to proceeds received in 2003 for a company sold in 1997 and a $0.9 million gain related to the sale of a portion of an interest in a company. Total net cash proceeds for gains on sale of companies and funds was $70.1 million for the year ended December 31, 2003.

     During 2002, the Company sold or liquidated interests in certain companies and funds including Palm, Allied, Puralube, Aptas, iMedium and the Greenhill Fund for aggregate net cash proceeds of $36.3 million. Also included in gain on sale of companies is $9.0 million related to the release of escrowed proceeds from the sale of a private company in 2000.

     Gain (loss) on trading securities in 2004 primarily reflect the adjustment to fair value of our holdings in Opsware and subsequent loss on sale of Opsware stock of $0.1 million. Total net cash proceeds related to our sales of Opsware and FNF common stock for the year ended December 31, 2004 was $14.8 million. Gain (loss) on trading securities in 2003 and 2002 primarily reflects the adjustment to fair value of our holdings in Verticalnet, which were classified as trading securities and were sold in 2003 for $1.1 million in net cash proceeds.

     Impairment charges reflect certain equity holdings judged to have experienced an other than temporary decline in value. We also have recorded impairment charges for certain holdings accounted for under the cost method determined to have experienced an other than temporary decline in value in accordance with our existing policy regarding impairment of investments.

15. Income Taxes

     The provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Current
State	$(182)	$339	$46
Foreign	96	—	—
Deferred, primarily state	62	(130)	—

	$(24)	$209	$46

     Total income tax benefit differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income from continuing operations before income taxes and before the cumulative effect of a change in accounting principle in 2002 as a result of the following:

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2004	2003	2002
Statutory tax benefit	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) in taxes resulting from:
State taxes, net of federal tax benefit	0.3	0.8	—
Non-deductible amortization	2.7	—	—
Valuation allowance	31.0	32.8	34.7
Other adjustments	1.0	1.9	0.3

	0.0%	0.5%	0.0%

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,
	2004	2003
	(In thousands)
Deferred tax asset (liability):
Subsidiary/investee carrying values	$46,168	$57,192
Tax loss and credit carryforwards	193,062	198,738
Accrued expenses	5,436	1,667
Intangible assets	1,129	3,945
Other	3,644	2,331

	249,439	263,873
Valuation allowance	(250,319)	(263,718)

Net deferred tax asset (liability)	$(880)	$155

     The net deferred tax liability of $0.9 million at December 31, 2004 is reflected in Deferred Taxes of $0.9 million on the Consolidated Balance Sheets. The net deferred tax asset of $0.2 million at December 31, 2003 is included in Other Assets on the Consolidated Balance Sheets.

     The Company has not recognized gross deferred tax assets for the difference between the book and tax basis of our holdings in the stock of certain consolidated subsidiaries where we do not believe we will dispose of the asset in the foreseeable future. As a result of the shut down in July 2003 of two consolidated subsidiaries, and the expected sale of another subsidiary in the foreseeable future, the Company recorded the gross deferred tax assets in 2003 for the difference between the book and tax basis of these companies.

     As of December 31, 2004, the Company had federal net operating loss carryforwards and federal capital loss carryforwards of approximately $170 million and $187 million, respectively. These carryforwards expire as follows:

Total
(In thousands)
2005	$73
2006	20,561
2007	88,128
2008	87,536
2009 and thereafter	160,688

$356,986

     Limitations on utilization of both the net operating loss carryforward and capital loss carryforward may apply.

     The Company’s subsidiaries that are not consolidated for tax purposes have additional federal net loss carryforwards of $157 million, which expire in various amounts from 2005 to 2023. Limitations on utilization of both the net operating loss carryforward and capital loss carryforward may apply. Accordingly, valuation allowances have been provided to account for the potential limitations on utilization of these tax benefits.

     In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recognized that it is more likely than not that certain future tax benefits may not be realized as a result of current and future income. Accordingly, the valuation allowance has been increased in the current year to reflect lower than anticipated net deferred tax asset utilization. In the event of a decrease in the valuation allowance in future years, a portion of the decrease will reduce the Company’s recorded goodwill. This is due to deferred tax assets acquired as part of the purchase of a subsidiary which currently requires a valuation allowance.

16. Net Loss Per Share

     The calculations of net loss per share were:

	Year Ended December 31,
	2004	2003	2002
	(In thousands except per share data)
Basic:
Net loss from continuing operations before change in accounting principle	$(35,001)	$(41,337)	$(140,685)
Net income (loss) from discontinued operations	(19,819)	8,006	12,017
Cumulative effect of change in accounting principle	—	—	(21,815)

Net Loss	$(54,820)	$(33,331)	$(150,483)

Average common shares outstanding	119,965	118,486	117,736

Loss from continuing operations before change in accounting principle	$(0.29)	$(0.35)	$(1.19)
Net income (loss) from discontinued operations	(0.17)	0.07	0.09
Cumulative effect of change in accounting principle	—	—	(0.18)

Net loss per share	$(0.46)	$(0.28)	$(1.28)

Diluted:
Net loss from continuing operations before change in accounting principle	$(35,001)	$(41,337)	$(140,685)
Net income (loss) from discontinued operations	(19,819)	8,006	12,017
Cumulative effect change in accounting principle	—	—	(21,815)

	(54,820)	(33,331)	(150,483)
Effect of public holdings	—	(2,264)	(2,993)

Adjusted net loss from discontinued operations	$(54,820)	$(35,595)	$(153,476)

Average common shares outstanding	119,965	118,486	117,736

Loss per share from continuing operations before change in accounting principle	$(0.29)	$(0.35)	$(1.20)
Net income (loss) from discontinued operations	(0.17)	0.05	0.08
Cumulative effect of change in accounting principle	—	—	(0.18)

Diluted loss per share	$(0.46)	$(0.30)	$(1.30)

     If a consolidated or equity method public company has dilutive stock options, unvested restricted stock, warrants or securities outstanding, diluted net loss per share is computed by first deducting from net loss the income attributable to the potential exercise of the dilutive securities of the company. This impact is shown as an adjustment to net loss for purposes of calculating diluted net loss per share.

     The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	At December 31, 2004, 2003 and 2002, options to purchase 9.2 million, 10.3 million and 11.4 million shares of common stock at prices ranging from $1.25 to $50.98, $1.25 to $50.98 and $1.75 to $89.72 per share, respectively, were excluded from the 2004, 2003 and 2002 calculations, respectively.

•	At December 31, 2004, 2003 and 2002, restricted stock units convertible into 1.6 million, 1.3 million and 2.4 million shares of stock were excluded from the calculations.

•	At December 31, 2004, 2003 and 2002, a total of 3.4 million, 8.3 million and 8.3 million shares related to the Company’s 2006 Notes (See Note 10) representing the weighted average effect of assumed conversion of the 2006 Notes were excluded from the calculation.

•	At December 31, 2004, a total of 20.8 million shares related to the Company’s 2024 Debentures (See Note 10) representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculation.

17. Related Party Transactions

     In October 2000, the Company guaranteed certain margin loans advanced by a third party to Mr. Musser, then the Chief Executive Officer of the Company. The securities subject to the margin account included shares of the Company’s common stock. The Company entered into this guarantee arrangement to maintain an orderly trading market for its equity securities, to maintain its compliance posture with the Investment Company Act of 1940, and to avoid diversion of the attention of a key executive from the performance of his responsibilities to the Company. In May 2001, the Company entered into a $26.5 million loan agreement with Mr. Musser. The proceeds of the loan were used to repay the margin loans guaranteed by the Company in October 2000. The purpose of the May 2001 loan agreement was to eliminate the guarantee obligations and to provide for direct and senior access to Mr. Musser’s assets as collateral for the loan.

     The loan bears interest at the default annual rate of 9% and became payable on a limited basis on January 1, 2003. The Company sent Mr. Musser a demand notice in January 2003 and, when no payment was received, a default notice. In conjunction with the original loan, Mr. Musser granted the Company security interests in securities and real estate as collateral. Based on the information available to us, the Company also concluded that Mr. Musser may not have sufficient personal assets to satisfy the outstanding balance due under the loan when the loan becomes full recourse against Mr. Musser on April 30, 2006. In the fourth quarter of 2002, the first quarter of 2003 and the fourth quarter of 2004, the Company impaired the loan by $11.4 million, $0.7 million and $3.4 million respectively, to the estimated value of the collateral that the Company held at that date. The Company’s carrying value of the loan at December 31, 2004 is $1.4 million. The Company will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis.

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. Commitments and Contingencies

  Safeguard Scientifics Securities Litigation

     On June 26, 2001, the Company and Warren V. Musser, our former Chairman, were named as defendants in a putative class action filed in United States District Court for the Eastern District of Pennsylvania (the “Court”). Plaintiffs allege that defendants failed to disclose that Mr. Musser had pledged some or all of his Safeguard stock as collateral to secure margin trading in his personal brokerage accounts. Plaintiffs allege that defendants’ failure to disclose the pledge, along with their failure to disclose several margin calls, a loan to Mr. Musser, the guarantee of certain margin debt and the consequences thereof on the Company’s stock price, violated the federal securities laws. Plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

     On August 17, 2001, a second putative class action was filed against the Company and Mr. Musser asserting claims similar to those brought in the first proceeding. In addition, plaintiffs in the second case allege that the defendants failed to disclose possible or actual manipulative aftermarket trading in the securities of Safeguard’s companies, the impact of competition on prospects for one or more of the Company’s companies and the Company’s lack of a superior business plan.

     These two cases were consolidated for further proceedings under the name “In Re: Safeguard Scientifics Securities Litigation” and the Court approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. The plaintiffs filed a consolidated and amended complaint. On May 23, 2002, the defendants filed a motion to dismiss the consolidated and amended complaint for failure to state a claim upon which relief may be granted. On October 24, 2002, the Court denied the defendants’ motions to dismiss, holding that, based on the allegations of plaintiffs’ consolidated and amended complaint, dismissal would be inappropriate at that juncture. On December 20, 2002, plaintiffs filed with the Court a motion for class certification. On August 27, 2003, the Court denied plaintiffs’ motion for class certification. On September 12, 2003, plaintiffs filed with the United States Court of Appeals for the Third Circuit a petition for permission to appeal the order denying class certification. On November 5, 2003, the Third Circuit denied plaintiffs’ petition and declined to hear the appeal. On November 18, 2003, plaintiffs’ counsel moved to intervene in the consolidated action new plaintiffs and proposed class representatives, which motion was denied by the Court on February 18, 2004. On July 12, 2004, a third putative class action complaint captioned Mandell v. Safeguard Scientifics, Inc., et al. was filed against us and Mr. Musser in the United States District Court for the Eastern District of Pennsylvania. The new complaint asserts similar claims to those asserted in the consolidated and amended class action complaint. The complaint also asserts individual claims on behalf of two individual plaintiffs who had attempted unsuccessfully to intervene in the consolidated action. We have not yet responded to the new complaint. On August 10, 2004, the Court entered an order staying all proceedings in the Mandell action pending the Court’s ruling on defendants’ summary judgment motion in the consolidated action, or until such later time as the Court may order. On November 23, 2004, the Court entered an order granting defendants’ motion for summary judgment. On December 17, 2004, the plaintiffs filed a notice of appeal with the Court, seeking to appeal the Court’s orders granting summary judgment to defendants, denying class certification and denying the motion to intervene new plaintiffs, among other matters. The Court has not taken any further action with respect to the Mandell action.

     The outcome of this litigation is uncertain, and while we believe that we have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously, no assurance can be given as to the outcome of these lawsuits. An adverse outcome could have a material adverse effect on our consolidated financial statements and results of operations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  CompuCom Systems Litigation

     On May 28, 2004, June 1, 2004 and June 10, 2004, three substantially similar complaints were filed in the Chancery Court of the State of Delaware by purported stockholders of CompuCom Systems, Inc. (“CompuCom”) allegedly on behalf of a class of holders of CompuCom’s common stock. By order dated July 22, 2004, these three actions were consolidated for all purposes. On July 27, 2004, plaintiffs filed an amended class action complaint under the caption of one of the three actions ( the “Amended Complaint”) that names us, CompuCom and its directors as defendants. The Amended Complaint alleges that CompuCom, its directors, and we breached fiduciary duties in connection with the merger agreement relating to the acquisition of CompuCom by an affiliate of Platinum Equity, LLC and aided and abetted one another in the course of committing the alleged breach. Among other things, the Amended Complaint alleges that the defendants failed to obtain the best transaction reasonably available and diverted merger consideration from CompuCom’s minority stockholders to us and CompuCom’s directors and certain of its officers. It is also alleged that CompuCom failed to disclose, or only partially disclosed, certain matters in CompuCom’s proxy statement. The Amended Complaint seeks (i) an injunction against the proposed transaction, (ii) an order invalidating the proposed transaction in the event it is consummated, (iii) an order directing CompuCom’s directors to obtain a transaction that is in the best interests of all of its stockholders and to disclose all material information to stockholders in connection with any transaction, and (iv) the imposition of a constructive trust, in favor of plaintiffs, upon any benefits improperly received by defendants. On July 27, 2004, plaintiffs filed a motion for expedited proceedings and discovery in connection with the injunctive relief sought and requested that a preliminary injunction hearing be held before August 19, 2004, the originally scheduled date of the special meetings of our shareholders and the stockholders of CompuCom. Defendants filed their opposition to the motion on July 28, 2004. On July 29, 2004, the Court denied the plaintiffs’ motion to expedite. On September 13, 2004, plaintiffs filed a Second Amended Complaint alleging substantially similar claims. On November 5, 2004, defendants filed motions to dismiss the Second Amended Complaint.

     The outcome of this litigation is uncertain, and while we believe that we and CompuCom have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously, no assurance can be given as to the outcome of these lawsuits. An adverse outcome could have a material adverse effect on our consolidated financial statements and results of operations.

Other

     The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

     The Company and its subsidiaries conduct a portion of their operations in leased facilities and lease machinery and equipment under leases expiring at various dates to 2011. Total rental expenses under operating leases was $3.7 million, $6.1 million and $5.3 million in 2004, 2003 and 2002, respectively. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2004, are (in millions): $6.2 — 2005 $4.3 — 2006, $4.2 — 2007, $4.1 — 2008; $3.3 — 2009 and $2.2 thereafter.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     In connection with its ownership interests in certain affiliates, the Company has guarantees of $49 million at December 31, 2004, of which $45 million relates to guarantees of the Company’s consolidated companies (and $38 million of which is guaranteed under the Company’s revolving credit facility (See Note 9)).

		Debt Included on
	Amount	Consolidated Balance Sheet
	(in millions)	(in millions)
Consolidated Companies Guarantees under the Company’s facility	$38.0	$16.6
Other Consolidated Company Guarantees	7.3	1.4
Non-consolidated Company Guarantees	3.7	—

Total	$49.0	$18.0

     Additionally, we have committed capital of approximately $21 million related to commitments made in prior years to various private equity funds, to be funded over the next several years, including approximately $7 million, which is expected to be funded during the next twelve months.

     Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner to the certain private equity funds (the “clawback”). Assuming the funds in which we are a general partner are liquidated or dissolved on December 31, 2004 and assuming for these purposes the only distributions from the funds are equal to the carrying value of the funds on the December 31, 2004 financial statements, the maximum clawback we would be required to return for our general partner interest is approximately $7 million. Management estimates its liability to be approximately $4 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

     The Company’s ownership in the general partner of the funds which have potential clawback liabilities range from 19-30%. The clawback liability is joint and several, such that the Company may be required to fund the clawback for other general partners should they default. The funds have taken several steps to reduce the potential liabilities should other general partners default, including withholding all general partner distributions in escrow and adding rights of set-off among certain funds. The Company believes its liability due to the default of other general partners is remote.

     In October 2001, the Company entered into an agreement with Mr. Musser, its former Chairman and Chief Executive Officer, to provide for annual payments of $650,000 per year and certain health care and other benefits for life. The related current liability of $0.5 million is included in Accrued Expenses and the long-term portion of $3.8 million is included in Other Long-Term Liabilities on the Consolidated Balance Sheets at December 31, 2004.

     The Company has retention agreements with certain executive officers. The maximum aggregate cash exposure under the agreements is $8.5 million at December 31, 2004.

19. Parent Company Financial Information

     Parent company financial information is provided to present the financial position and results of operations of the Company as if the consolidated companies (see Note 1) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies.

     As discussed in Note 2, CompuCom’s net assets have been classified as held for sale and their results of operations and cash flows are presented as a discontinued operation for all prior periods.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  Parent Company Balance Sheets

	As of December 31,
	2004	2003
	(In thousands)
Assets
Cash and cash equivalents	$128,262	$121,518
Restricted cash	561	1,019
Marketable securities	33,555	7,081
Restricted marketable securities	3,771	—
Other current assets	2,506	838
Asset held-for-sale	—	146,602

Total current assets	168,655	277,058
Ownership interests in and advances to companies	179,870	165,852
Long-term marketable securities	11,964	—
Long-term restricted marketable securities	13,045	—
Note receivable — related party	1,384	11,946
Other	5,701	3,418

Total Assets	$380,619	$458,274

Liabilities and Shareholders’ Equity
Current liabilities	14,497	11,103
Long-term liabilities	10,319	11,000
Convertible subordinated notes	—	200,000
Convertible senior debentures	150,000	—
Shareholders’ equity	205,803	236,171

Total Liabilities and Shareholders’ Equity	$380,619	$458,274

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  Parent Company Statements of Operations

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Revenue	$92	$386	$169

Operating expenses
General and administrative	19,385	22,515	25,696
Impairment	—	—	6,575

Total operating expenses	19,385	22,515	32,271

Operating loss	(19,293)	(22,129)	(32,102)
Other income (loss), net	38,659	49,530	(4,484)
Impairment — related party	(3,400)	(659)	(11,434)
Interest income	2,409	2,090	6,104
Interest expense	(8,647)	(10,835)	(17,127)
Equity loss	(44,729)	(59,334)	(81,642)

Net loss from continuing operations before change in accounting principle	(35,001)	(41,337)	(140,685)
Equity income (loss) attributable to discontinued operations	(19,819)	8,006	12,017
Cumulative effect of change in accounting principle	—	—	(21,815)

Net Loss	$(54,820)	$(33,331)	$(150,483)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  Parent Company Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cash Flows from Operating Activities of Continuing Operations
Net loss	$(54,820)	$(33,331)	$(150,483)
Adjustments to reconcile to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	19,819	(8,006)	(12,017)
Depreciation	203	260	1,024
Equity loss	44,729	59,334	81,642
Non-cash compensation charges	2,153	2,345	3,406
Other income (loss), net	(38,659)	(49,530)	4,484
Impairment	—	—	6,575
Impairment — related party	3,400	659	11,434
Cumulative effect of change in accounting principle	—	—	21,815
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Other current assets	(320)	(2,532)	2,415
Income tax receivable	—	—	62,647
Other current liabilities	(968)	(857)	(1,593)

Net cash provided by (used in) operating activities of continuing operations	(24,463)	(31,658)	31,349

Cash Flows from Investing Activities of Continuing Operations
Proceeds from sales of available-for-sale and trading securities	14,784	38,981	13,273
Proceeds from sales of and distributions from companies	39,085	38,955	24,738
Proceeds from sale of discontinued operations	125,853	—	—
Advances to companies	(615)	(139)	(5,697)
Repayment of advances to companies	—	1,403	—
Acquisitions of ownership interests in companies and subsidiaries, net of cash acquired	(58,263)	(45,831)	(118,703)
Advances to related party	—	—	(618)
Repayment of advances to related party	7,162	1,940	1,556
Increase in restricted cash and short-term investments	(42,160)	(16,263)	(33,626)
Decrease in restricted cash and short-term investments	16,143	21,783	28,039
Purchases of held-to-maturity securities	(16,715)	—	—
Proceeds from sale of building	—	—	17,672
Capital expenditures	(272)	(242)	(1,407)
Other, net	1,068	8	368

Net cash provided by (used in) investing activities of continuing operations	86,070	40,595	(74,405)

Cash Flows from Financing Activities of Continuing Operations
Proceeds from convertible senior debentures	150,000	—	—
Payment of offering costs on convertible senior debentures	(4,887)	—	—
Repurchase of convertible subordinated notes	(200,000)	—	—
Payment of costs to repurchase convertible subordinated notes	(1,368)	—	—
Repayments on term debt	—	—	(3,288)
Issuance of Company common stock, net	1,392	326	—

Net cash provided by (used in) financing activities of continuing operations	(54,863)	326	(3,288)

Net Increase (Decrease) in Cash and Cash Equivalents	6,744	9,263	(46,344)
Cash and Cash Equivalents at beginning of period	121,518	112,255	158,599

Cash and Cash Equivalents at end of period	$128,262	$121,518	$112,255

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20. Supplemental Non-cash Financing and Investing Activities

     During the years ended December 31, 2004, 2003 and 2002, the Company converted $1.2 million, $5.7 million and $0.8 million, respectively, of advances to companies into ownership interests in companies.

     Interest paid in 2004, 2003 and 2002 was $9.3 million, $12.2 million and $12.2 million, respectively, of which $7.6 million in 2004 and $10 million in 2003 and 2002 was related to the Company’s convertible subordinated notes and senior debentures.

     Cash paid for taxes in the years ended December 31, 2004, 2003 and 2002 was $0.2 million, $0.6 million and $0.2 million, respectively.

     In conjunction with the sale of its headquarters facility in 2002, the Company received a $2 million note, which was paid in full in 2003.

     During the year ended December 31, 2004, the Company sold its interest in Sanchez for $32.1 million in cash and 226,435 shares of Fidelity National Financial (“FNF”) common stock valued at $8.3 million on the date of the merger. The FNF shares were sold during 2004 for net cash proceeds of $8.3 million. Also during 2004, the Company sold its interest in Tangram Enterprise Solutions for shares of Opsware, Inc. valued at $6.9 million. The Opsware shares were sold during 2004 for $6.5 million in net cash proceeds.

21. Operating Segments

     The Company previously reported the following operating segments: i) CompuCom, ii) Strategic Companies, and iii) Non-Strategic Companies. As a result of the sale of the Company’s interest in CompuCom, which accounted for approximately 90% of consolidated revenues in the last three years, the Company re-evaluated its operating segments in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

     The Company now presents four of its consolidated companies as separate segments – Alliance, ChromaVision, Mantas and Pacific Title. The results of operations of the Company’s other companies, in which the Company has less than a majority interest, as well as the Company’s ownership in Laureate Pharma and funds, will be reported in the “Other Companies” segment.

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

     The following tables reflect the Company’s consolidated operating data by reportable segments. Each segment includes the results of the consolidated companies and records the Company’s share of income or losses for entities accounted for under the equity method. Segment results also include impairment charges, gains or losses related to the disposition of the companies and the mark to market of trading securities. All significant intersegment activity has been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and among the Company’s subsidiaries.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Segment assets included in Other Items include primarily cash and cash equivalents of $128.8 million and $122.6 million at December 31, 2004 and 2003, respectively.

     Revenue is attributed to geographic areas based on where the services are performed or the customer’s shipped to location. A majority of the Company’s revenue is generated in the United States.

     As of December 31, 2004 and 2003, the Company’s assets were primarily located in the United States.

     The following represents the segment data from continuing operations:

	For the Year Ended December 31, 2004
	(in thousands)
								Total
				Pacific	Other	Total	Other	Continuing
	Alliance	ChromaVision	Mantas	Title	Companies	Segments	Items	Operations
Revenues	$93,148	$9,769	$25,929	$25,609	$2,162	$156,617	$92	$156,709
Operating income (loss)	$(5,039)	$(20,974)	$(11,512)	$1,226	$(1,647)	$(37,946)	$(19,244)	$(57,190)
Net income (loss)	$(5,336)	$(12,829)	$(11,904)	$1,157	$25,887	$(3,025)	$(31,976)	$(35,001)

Segment Assets
December 31, 2004	$85,183	$40,857	$37,504	$16,603	$68,643	$248,790	$205,022	$453,812
December 31, 2003	$78,851	$28,271	$41,280	$15,845	$61,010	$225,257	$148,851	$374,108

	For the Year Ended December 31, 2003
	(in thousands)
								Total
				Pacific	Other	Total	Other	Continuing
	Alliance	ChromaVision	Mantas	Title	Companies	Segments	Items	Operations
Revenues	$87,648	$11,928	$23,321	$31,528	$12,697	$167,122	$316	$167,438
Operating income (loss)	$(18,344)	$(9,670)	$(21,059)	$5,674	$(3,908)	$(47,307)	$(21,691)	$(68,998)
Net income (loss)	$(18,559)	$(6,568)	$(17,546)	$4,851	$28,308	$(9,514)	$(31,823)	$(41,337)

	For the Year Ended December 31, 2002
	(in thousands)
								Total
				Pacific	Other	Total	Other	Continuing
	Alliance	ChromaVision	Mantas	Title	Companies	Segments	Items	Operations
Revenues	$28,564	$5,626	$21,261	$21,877	$37,079	$114,407	$69	$114,476
Operating loss	$(3,028)	$(6,636)	$(12,010)	$(1,644)	$(19,665)	$(42,983)	$(24,893)	$(67,876)
Net loss	$(3,037)	$(8,058)	$(10,415)	$(1,294)	$(70,728)	$(93,532)	$(47,153)	$(140,685)

Other Items

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Corporate operations	$(32,000)	$(31,614)	$(47,107)
Income tax benefit (expense)	24	(209)	(46)

	$(31,976)	$(31,823)	$(47,153)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22. Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2004
Revenue	$39,008	$39,878	$34,963	$42,860

Cost of sales	24,780	24,836	25,252	30,131
Selling, general and administrative	26,115	28,719	24,987	23,950
Amortization of intangibles	1,565	1,127	1,089	1,348

Total operating expenses	52,460	54,682	51,328	55,429
Operating loss	(13,452)	(14,804)	(16,365)	(12,569)
Other income (loss), net	10,479	29,998	(921)	(752)
Impairment — related party	—	—	—	(3,400)
Interest income	452	522	582	1,072
Interest expense	(3,178)	(2,500)	(2,208)	(1,875)
Equity loss	(2,374)	(3,927)	(2,772)	(5,461)
Minority interest	2,371	971	2,543	2,543

Net income (loss) from continuing operations before income taxes	(5,702)	10,260	(19,141)	(20,442)
Income tax (expense) benefit	(40)	(89)	72	81

Net income (loss) from continuing operations	(5,742)	10,171	(19,069)	(20,361)
Income (loss) from discontinued operations	1,108	(22,632)	(54)	1,759

	$(4,634)	$(12,461)	$(19,123)	$(18,602)

Basic net income (loss) per share (a)
Income (loss) from continuing operations	$(0.05)	$0.08	$(0.16)	$(0.17)
Income (loss) from discontinued operations	0.01	(0.18)	—	0.02

	$(0.04)	$(0.10)	$(0.16)	$(0.15)

Diluted net income (loss) per share (a)
Income (loss) from continuing operations	$(0.05)	$0.08	$(0.16)	$(0.17)
Income (loss) from discontinued operations	0.01	(0.18)	—	0.02

	$(0.04)	$(0.10)	$(0.16)	$(0.15)

2003
Revenue	$40,402	$41,484	$43,081	$42,471

Cost of sales	24,561	26,155	24,374	25,067
Selling, general and administrative	31,074	28,855	25,495	25,388
Amortization of intangibles	1,645	1,942	1,801	4,111
Impairment	—	—	—	15,968

Total operating expenses	57,280	56,952	51,670	70,534
Operating loss	(16,878)	(15,468)	(8,589)	(28,063)
Other income, net	4,191	12,881	31,205	653
Impairment — related party	(659)	—	—	—
Interest income	714	519	605	359
Interest expense	(3,041)	(3,057)	(3,082)	(2,993)
Equity loss	(4,024)	(2,135)	(3,613)	(7,407)
Minority interest	2,104	2,198	604	1,848

Net income (loss) from continuing operations before income taxes	(17,593)	(5,062)	17,130	(35,603)
Income tax (expense) benefit	(5)	(117)	(163)	76

Net income (loss) from continuing operations	(17,598)	(5,179)	16,967	(35,527)
Income from discontinued operations	2,059	2,029	1,275	2,643

	$(15,539)	$(3,150)	$18,242	$(32,884)

Basic net income (loss) per share (a)
Income (loss) from continuing operations	$(0.15)	$(0.04)	$0.14	$(0.30)
Income from discontinued operations	0.02	0.01	0.01	0.02

	$(0.13)	$(0.03)	$0.15	$(0.28)

Diluted net income (loss) per share (a)
Income (loss) from continuing operations	$(0.15)	$(0.04)	$0.14	$(0.30)
Income from discontinued operations	0.01	0.01	0.01	0.02

	$(0.14)	$(0.03)	$0.15	$(0.28)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(a)	Per share amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period. Additionally, in regard to diluted per share amounts only, quarterly amounts may not add to the annual amounts because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive, and because of the adjustments to net income (loss) for the dilutive effect of public holdings common stock equivalents and convertible securities.

23. Trade Accounts Receivable

     The following table summarizes the activity in the allowance for doubtful accounts:

(In thousands)
Balance, December 31, 2001	$1,136
Charged to costs and expenses	682
Charge-offs	(1,061)
Other	590

Balance, December 31, 2002	1,347
Charged to costs and expenses	779
Charge-offs	(1,043)
Other	(67)

Balance, December 31, 2003	1,016
Charged to costs and expenses	643
Charge-offs	(309)
Other	(272)

Balance, December 31, 2004	$1,078

24. Separate Financial Information of Subsidiaries not Consolidated

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

     PAESP II is a private venture capital fund formed on February 23, 2000 as a limited partnership with $101.5 million in aggregate capital commitments of which the Company has committed to invest $25 million. As of December 31, 2004, the Company has invested a total of $21.0 million, which constitutes 24.6% of the invested capital to date.

     PAESP II is the second of three private venture capital partnerships managed by PA Early Stage Partners, the fund’s manager. All three funds have had a similar focus and investment strategy. The first fund formed by PA Early Stage was started in 1997. PA Early Stage Partners formed a third private venture capital partnership in February, 2003 with aggregate capital commitments of $83 million dollars. PAESP II typically invests in preferred stock and convertible debt securities issued by privately held early stage information technology and life sciences companies having substantial operations in Pennsylvania. In assessing private companies in which to invest, the fund manager screened hundreds of business plans, met with management teams of many prospective portfolio companies, conducted detailed analyses of those companies’ market opportunities, technology assets, and financial projections, and performed other risk/return analyses in making their investment decisions. Through December 31, 2004, the Fund has called $85.3 million of capital from its investors and has made 36 portfolio investments. The Fund does not anticipate making any new investments.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The Fund hopes to generate returns for its investors by liquidating its investments as a result of mergers, acquisitions, buyouts, public offerings or other value-creation events affecting the companies. The expected holding period for a successful early stage investment is between five and seven years, reflecting the time it takes for a typical early stage technology or life sciences company to execute on its business plan. It is not unusual for early-stage venture capital funds such as PAESP II to incur substantial losses in the early years of the fund since early stage companies often fail during the first few years of their existence. Gains are often not realized until later in a fund’s life when successful portfolio investments have had ample time to create substantial shareholder value and achieve a profitable liquidity event. The Fund is five years old and has not realized any gains to date and has experienced realized losses in connection with the write off of non-performing companies. Liquidation of the Fund’s investments is subject to market factors and individual portfolio companies’ performance which are substantially outside of the control of the Fund. On a quarterly basis, the Company evaluates the Fund’s performance as compared to the Fund’s investment strategies and the Company’s business objectives and, if necessary, records an impairment charge.

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

PA Early Stage Partners, II, L.P.

	As of December 31,
	2004	2003
	(In thousands)
	(unaudited)
Balance Sheets
Assets
Cash and temporary investments	$1,081	$976
Venture capital investments, at fair value:
Information Technology	14,346	14,601
Life Sciences	5,458	5,981
Other	1,289	1,194

	$22,174	$22,752

Liabilities’ and Partners’ Capital
Accounts payable and accrued expenses	$5	$—
Total partners’ capital	22,169	22,752

	$22,174	$22,752

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
	(unaudited)
Statements of Operations
Revenue	$14	$21	$112
Expenses	(2,110)	(2,113)	(2,116)

Net operating loss	(2,096)	(2,092)	(2,004)

Realized loss on investments	(4,552)	(4,298)	(3,723)
Net unrealized gain (loss) on investments	2,722	(8,128)	429

Net loss on investments	(1,830)	(12,426)	(3,294)

Net decrease in partners’ capital resulting from operations	$(3,926)	$(14,518)	$(5,298)

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
	(unaudited)
Statements of Changes in Partners’ Capital
Balance — Beginning of Year	$22,752	$33,718	$34,252
Partners contributions	4,567	3,552	5,075
Net decrease in partners’ capital resulting from operations	(2,096)	(2,092)	(2,004)
Net decrease in partners’ capital resulting from investments	(1,830)	(12,426)	(3,294)
Distribution to partners	(1,224)	—	(311)

Balance — End of Year	$22,169	$22,752	$33,718

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b) Management’s Report on Internal Control Over Financial Reporting

     Our management’s report on internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K and is incorporated by reference herein.

     (c) Change in Internal Control over Financial Reporting

     No change in our internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

     Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Election of Directors,” “Corporate Governance Principles and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information about our executive officers is included as an Annex to Part I above.

Item 11. Executive Compensation

     Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Stock Ownership of Directors and Officers.”

  Securities Authorized for Issuance Under Equity Compensation Plans

     Our equity compensation plans provide a broad-based program designed to attract and retain talent while creating alignment with the long-term interests of our shareholders. Employees at all levels participate in our equity compensation plans. In addition, members of our Board of Directors (“Board”) receive stock options for their service on our Board.

     Our Board is authorized to administer our equity compensation plans, adopt, amend and repeal the administrative rules relating to the plans, and interpret the provisions of the plans. Our Board has delegated to the Compensation Committee of the Board (the “Compensation Committee”) authority to administer our equity compensation plans.

     Our Compensation Committee has the authority to select the recipients of grants under our equity compensation plans and determine the terms and conditions of the grants, including but not limited to (i) the number of shares of common stock covered by such grants, (ii) the type of grant, (iii) the dates upon which such grants vest (which is typically 25% on the first anniversary of the grant date and in 36 equal monthly installments thereafter), (iv) the exercise price of options (which is equal to the fair market value of the shares on the grant date) or the consideration to be paid in connection with restricted stock, stock units or other stock-based grants (which may be no consideration), and (iv) the term of the grant.

     The 2001 Plan provides for the grant of nonqualified stock options, stock appreciation rights, restricted stock, performance units, and other stock-based awards to employees, consultants or advisors of Safeguard and its subsidiaries, provided that no grants can be made under this plan to executive officers and directors of Safeguard. Under the NYSE rules that were in effect at the time this plan was adopted in 2001, shareholder approval of the plan was not required. This plan is administered by the Compensation Committee which, as described above, has the authority to issue equity grants under the 2001 Plan and to establish the terms and conditions of such grants. Except for the persons eligible to participate in the 2001 Plan and the inability to grant incentive stock options under the 2001 Plan, the terms of the 2001 plan are substantially the same as the other equity compensation plans approved by our shareholders (which have been described in previous filings).

     A total of 5,400,000 shares of our common stock are authorized for issuance under the 2001 Plan. At December 31, 2004, 3,422,908 shares were subject to outstanding options, 504,338 shares were available for future issuance, and 1,472,754 shares had been issued under the 2001 Plan. If any option granted under the 2001 Plan expires or is terminated, surrendered, canceled or forfeited, or if any shares of restricted stock, performance units or other stock-based grants are forfeited, the unused shares of common stock covered by such grants will again be available for grant under the 2001 Plan.

     Our Board is authorized to make appropriate adjustments in connection with the 2001 Plan to reflect any stock split, stock dividend, recapitalization, liquidation, spin-off or other similar event. The 2001 Plan also contains provisions addressing the consequences of any Reorganization Event or Change in Control (as such terms are defined in the 2001 Plan). If a Reorganization or Change of Control Event occurs, unless the Compensation Committee determines otherwise, all outstanding options and stock appreciation rights (SARs) that are not exercised will be assumed by, or replaced with comparable options or rights by, the surviving corporation (or a parent of the surviving corporation), and other outstanding grants will be converted to similar grants of the surviving corporation or a parent of the surviving corporation). Notwithstanding that provision, the Compensation Committee has the authority to take one or both of the following actions: (i) require that grantees surrender their outstanding options and SARs in exchange for a payment by Safeguard in cash or company stock, as determined by the Compensation Committee, in an amount equal to the amount by which the then fair market value of the shares of stock subject to the unexercised options and SARs exceeds the exercise price of the options or the base amount of the SARs, as applicable, or (ii) after giving grantees an opportunity to exercise their outstanding options and SARs or otherwise realize the value of all of their other grants, terminate any or all unexercised options, SARs and grants at such time as the Compensation Committee deems appropriate.

     The following table provides information as of December 31, 2004 about the securities authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights (a)	warrants and rights (1)	reflected in column (a))
Equity compensation plans approved by security holders (2)	7,244,079	$5.0738	7,087,753

Equity compensation plans not approved by security holders (3)	3,422,908	$2.5901	504,338

Total	10,666,987	$4.1514	7,592,091

(1)	The weighted average exercise price calculation excludes the 1,450,541 shares underlying outstanding deferred stock units included in column (a) that were issued for no consideration.

(2)	Represents awards granted under the 1990 Stock Option Plan and the 1999 Equity Compensation Plan and shares available for issuance under the 1999 Equity Compensation Plan and the 2004 Equity Compensation Plan. Includes 1,450,541 shares underlying deferred stock units outstanding at December 31, 2004. Deferred stock units are issued for no consideration and are payable in stock, on a one-for-one basis. Payments in respect of the deferred stock units are generally distributable following termination of employment or service, death, permanent disability or retirement. The value of the 1,450,541 deferred stock units was approximately $4.5 million based on the fair value of the stock on the various grant dates. The deferred stock units generally vest over a period of one to four years, with the exception of deferred stock units issued to directors in lieu of compensation, which are vested at issuance.

(3)	Represents awards granted and shares available for issuance under the 2001 Plan.

Item 13. Certain Relationships and Related Transactions

     Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Relationships and Transactions with Management and Others.”

Item 14. Principal Accounting Fees and Services

     Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Independent Public Accountant — Audit Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a)     Consolidated Financial Statements and Schedules

     Incorporated by reference to Item 8 of this Report on Form 10-K.

     (b)     Exhibits

     The exhibits required to be filed as part of this Report are listed in the exhibit index below.

Exhibits

     The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. For exhibits that previously have been filed, the Registrant incorporates those exhibits herein by reference. The exhibit table below includes the Form Type and Filing Date of the previous filing and the location of the exhibit in the previous filing which is being incorporated by reference herein. Documents which are incorporated by reference to filings by parties other than the Registrant are identified in footnotes to this table.

		Incorporated Filing Reference
			Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number

2.1	Agreement and Plan of Merger, dated as of May 27, 2004, among CompuCom Systems, Inc., CHR Holding Corporation and CHR Merger Corporation	Form 8-K 5/28/04	99.2

3.1	Amended and Restated Articles of Incorporation of Safeguard	Form 10-K 3/15/04	3.1

3.2	By-laws of Safeguard, as amended	Form 10-Q 5/15/01	3.1

4.1	Rights Agreement dated as of March 1, 2000 between Safeguard Scientifics, Inc. and ChaseMellon Shareholder Services LLC, as Rights Agent	Form 8-K 2/29/00	4

4.2	Designation of Series A Junior Participating Preferred Shares	Form 10-K 3/22/00	4.11

4.3.1	Indenture, dated as of February 18, 2004 between Safeguard Scientifics, Inc. and Wachovia Bank, National Association, as trustee, including the form of 2.625% Convertible Senior Debentures due 2024	Form 10-K 3/15/04	4.10

4.3.2	Purchase Agreement dated February 18, 2004 of Safeguard Scientifics, Inc. to issue and sell to Wachovia Capital Markets, 2.625% Convertible Senior Debentures Due 2024	Form 10-K 3/15/04	4.11

4.3.3	Registration Rights Agreement dated as of February 18, 2004 between Safeguard Scientifics, Inc. and Wachovia Capital Markets, LLC	Form 10-K 3/15/04	4.12

10.1 *	1990 Stock Option Plan, as amended	Form 10-K 3/31/97	4.3

10.2.1 *	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended	Form 10-K 4/2/01	4.3

10.2.2 *	Amendment No. 1 to the Safeguard Scientifics, Inc. 1999 Equity Compensation Plan	Form 10-Q 8/6/04	10.2

		Incorporated Filing Reference
			Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number

10.3.1	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan	Form S-8 11/14/01	4.1

10.3.2	Amendment No. 1 to the Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan	Form 10-K 3/21/03	4.4.1

10.3.3	Amendment No. 2 to the Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan	Form 10-Q 8/6/04	10.3

10.4 *	Safeguard Scientifics, Inc. 2004 Equity Compensation Plan	Form 10-Q 8/6/04	10.1

10.5 *	Form of directors’ stock option grant certificate under the 1999 and 2004 Equity Compensation Plans	Form 10-Q 11/9/04	10.3

10.6 *	Form of officers’ stock option grant certificate under the 1999 and 2004 Equity Compensation Plans	Form 10-Q 11/9/04	10.4

10.7 *	Safeguard Scientifics, Inc. Group Stock Unit Award Program—form of grant document under the 1999 and 2004 Equity Compensation Plans	Form 10-Q 11/9/04	10.5

10.8 *	Safeguard Scientifics, Inc. Group Stock Unit Program for Directors—form of grant document under the 1999 and 2004 Equity Compensation Plans	Form 10-Q 11/9/04	10.6

10.9 *	Form of Restricted Stock Grant Agreement under the 1999, 2001 and 2004 Equity Compensation Plans	Form 10-Q 11/9/04	10.7

10.10 *	Safeguard Scientifics, Inc. Long Term Incentive Plan, as amended and restated effective June 15, 1994	Form 10-K 3/30/95	10.6

10.11 *	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan	Form 10-K 3/15/04	4.13

10.12.1 *	Letter Agreement dated October 12, 2001, between Safeguard Scientifics, Inc. and Anthony L. Craig	Form 10-K 4/1/02	10.20

10.12.2 *	Letter Agreement, dated January 1, 2003, between Safeguard Scientifics, Inc. and Anthony L. Craig	Form 10-K 3/21/03	10.17

10.13 *	Employment Agreement dated August 17, 2004 between Safeguard Scientifics, Inc. and Michael F. Cola	Form 10-Q 11/9/04	10.1

10.14 *	Employment Agreement dated August 17, 2004 between Safeguard Scientifics, Inc. and Christopher J. Davis	Form 10-Q 11/9/04	10.2

10.15 *	Employment Letter, effective November 17, 2004, and Letter Agreement, dated November 17, 2004, by and between Safeguard Scientifics, Inc. and Steven J. Feder	Form 8-K 11/19/04	99.1

10.16 *	Letter Agreement dated February 25, 2005 by and between Safeguard Scientifics, Inc. and John A. Loftus	Form 8-K 2/25/05	99.1

10.17.1	Amended and Restated Demand Note dated May 18, 2001 given by Warren V. Musser for advances by Bonfield Insurance, Ltd.	Form 10-Q 8/14/01	10.4

10.17.2	Agreement to Restructure by and among Warren V. Musser and Hillary Grinker Musser and Safeguard Scientifics, Inc. and Bonfield Insurance, Ltd., dated as of April 16, 2001	Form 10-Q 8/14/01	10.5

10.17.3	Amendment to Agreement to Restructure by and among Warren V. Musser and Hillary Grinker Musser and Safeguard Scientifics, Inc. and Bonfield Insurance, Ltd., dated May 18, 2001	Form 10-Q 8/14/01	10.6

10.17.4	Employment Agreement dated as of October 15, 2001 between Safeguard Scientifics, Inc. and Warren V. Musser	Form 10-K 4/1/02	10.14

		Incorporated Filing Reference
			Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number

10.18.1	Loan Agreement dated May 10, 2002 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 8/14/02	10.1

10.18.2	First Amendment dated May 9, 2003 to Loan Agreement dated May 10, 2002, by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 5/13/03	10.1

10.18.3	Second Amendment dated February 12, 2004 to Loan Agreement dated May 10, 2002 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-K 3/15/04	10.19

10.18.4	Third Amendment dated May 5, 2004 to Loan Agreement dated May 10, 2002 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 5/10/04	10.29

10.18.5	Fourth Amendment dated September 30, 2004 to Loan Agreement dated May 10, 2002 by and among Comerica Bank, successor by merger to Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 10/5/04	10.1

10.18.6 †	Guaranty dated May 10, 2002 by Safeguard Scientifics, Inc. to Comerica Bank, successor by merger to Comerica Bank—California	—	—

10.18.7	Affirmation and Amendment of Guaranty dated September 30, 2004, by Safeguard Scientifics, Inc. to Comerica Bank, successor by merger to Comerica Bank—California	Form 8-K 10/5/04	10.2

10.19.1 †	Loan Agreement dated September 25, 2003, by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	—	—

10.19.2 †	First Amendment dated December 12, 2003 to Loan Agreement dated September 25, 2003 by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	—	—

10.19.3 †	Second Amendment dated May 27, 2004 to Loan Agreement dated September 25, 2003 by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	—	—

10.19.4 †	Third Amendment dated August 9, 2004 to Loan Agreement dated September 25, 2003 by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	—	—

10.19.5	Fourth Amendment dated September 30, 2004 to Loan Agreement dated September 25, 2003 by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	Form 8-K 10/5/04	10.3

10.19.6	Guaranty dated September 30, 2004 by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Alliance Consulting)	Form 8-K 10/5/04	10.4

10.19.7	Affirmation of Guaranty dated September 30, 2004 by Safeguard Scientifics, Inc.	Form 8-K 10/5/04	10.5

10.19.8 †	Fifth Amendment dated March 11, 2005 to Loan Agreement dated September 25, 2003 by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	—	—

		Incorporated Filing Reference
			Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number

10.20.1	Loan Agreement dated March 11, 2005, by and between Comerica Bank—California and ChromaVision Medical Systems, Inc.	(1)	(1)

10.20.2	First Amendment dated October 21, 2003 to Loan and Security Agreement dated February 13, 2003 between ChromaVision Medical Systems, Inc. and Comerica Bank	(2)	(2)

10.20.3	Second Amendment dated January 22, 2004 to Loan and Security Agreement dated February 13, 2003 between ChromaVision Medical Systems, Inc. and Comerica Bank	(3)	(3)

10.20.4	Third Amendment dated as of January 31, 2005 to Loan Agreement dated February 13, 2003 by and between Comerica Bank and ChromaVision Medical Systems, Inc.	Form 8-K 2/3/05	99.2

10.20.5	Fourth Amendment dated as of March 11, 2005 to Loan Agreement dated February 13, 2003 by and between Comerica Bank and ChromaVision Medical Systems, Inc.	(4)	(4)

10.20.6	Amended and Restated Unconditional Guaranty dated March 11, 2005 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of ChromaVision)	(5)	(5)

10.20.7	Reimbursement and Indemnity Agreement dated as of March 11, 2005 by ChromaVision Medical Systems, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	(6)	(6)

10.21.1	Loan and Security Agreement dated as of December 1, 2004 by and between Comerica Bank and Laureate Pharma, Inc.	Form 8-K 12/7/04	99.1

10.21.2	Guaranty dated December 1, 2004 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Laureate Pharma)	Form 8-K 12/7/04	99.2

10.21.3	First Amendment dated as of January 31, 2005 to Loan and Security Agreement dated as of December 1, 2004 by and between Comerica Bank and Laureate Pharma, Inc.	Form 8-K 2/3/05	99.3

10.22.1 †	Amended and Restated Loan and Security Agreement dated as of December 15, 2002, by and between Comerica Bank—California and Mantas, Inc.	—	—

10.22.2 †	First Amendment dated as of March 19, 2004, to Amended and Restated Loan and Security Agreement dated as of December 15, 2002 by and between Comerica Bank, successor by merger to Comerica Bank—California, and Mantas, Inc.	—	—

10.22.3 †	Second Amendment dated as of March 31, 2004, to Amended and Restated Loan and Security Agreement dated as of December 15, 2002 by and between Comerica Bank, successor by merger to Comerica Bank—California, and Mantas, Inc.	—	—

10.22.4 †	Unconditional Guaranty dated March 31, 2004 to Comerica Bank provided by Safeguard Delaware, Inc. (on behalf of Mantas)	—	—

10.22.5	Third Amendment dated as of January 28, 2005, to Amended and Restated Loan and Security Agreement dated as of December 15, 2002 by and between Comerica Bank, successor by merger to Comerica Bank—California, and Mantas, Inc.	Form 8-K 2/3/05	99.1

		Incorporated Filing Reference
			Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number

10.22.6†	Fourth Amendment dated March 14, 2005, to Amended and Restated Loan and Security Agreement dated as of December 15, 2002 by and between Comerica Bank, successor by merger to Comerica Bank—California, and Mantas, Inc.	—	—

10.23	Amended and Restated Loan and Security Agreement dated as of January 31, 2005, by and between Comerica Bank and Pacific Title & Arts Studio, Inc.	Form 8-K 2/3/05	99.4

10.24.1	Asset Purchase Agreement dated as of October 20, 2004, by and among Safeguard Scientifics, Inc., Biopharma Acquisition Company, Inc. (now known as Laureate Pharma, Inc.), Laureate Pharma, L.P. and Purdue Pharma, L.P.	Form 8-K 10/25/04	10.1

10.24.2	Form of Agreement of Lease by and between Norwell Land Company and Biopharma Acquisition Company, Inc. (now known as Laureate Pharma, Inc.)	Form 8-K 10/25/04	10.2

10.24.3	Form of Termination and Option Agreement by and between Norwell Land Company and Biopharma Acquisition Company, Inc. (now known as Laureate Pharma, Inc.)	Form 8-K 10/25/04	10.3

10.25	Letter of Credit issued to W.P. Carey	Form 8-K 10/5/04	10.1

14 †	Code of Conduct	—	—

21 †	List of Subsidiaries	—	—

23.1 †	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—

31.1 †	Certification of Anthony L. Craig pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2 †	Certification of Christopher J. Davis pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1 †	Certification of Anthony L. Craig pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2 †	Certification of Christopher J. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K filed March 31, 2003 by ChromaVision Medical Systems, Inc. (SEC File No. 000-22677)

(2)	Incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed on November 14, 2003 by ChromaVision Medical Systems, Inc. (SEC File No. 000-22677)

(3)	Incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K filed March 14, 2005 by ChromaVision Medical Systems, Inc. (SEC File No. 000-22677)

(4)	Incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K filed March 14, 2005 by ChromaVision Medical Systems, Inc. (SEC File No. 000-22677)

(5)	Incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K filed March 14, 2005 by ChromaVision Medical Systems, Inc. (SEC File No. 000-22677)

(6)	Incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K filed March 14, 2005 by ChromaVision Medical Systems, Inc. (SEC File No. 000-22677)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safeguard Scientifics, Inc.

By:	ANTHONY L. CRAIG

Anthony L. Craig
President and Chief Executive Officer

Dated: March 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Anthony L. Craig	President and Chief Executive Officer and Director (Principal Executive Officer)	Dated: March 14, 2005

Anthony L. Craig

Christopher J. Davis	Executive Vice President and Chief Administrative and Financial Officer (Principal Financial and Accounting Officer)	Dated: March 14, 2005

Christopher J. Davis

Julie A. Dobson	Director	Dated: March 14, 2005

Julie A. Dobson

Robert E. Keith, JR.	Chairman of the Board of Directors	Dated: March 14, 2005

Robert E. Keith, Jr.

Andrew E. Lietz	Director	Dated: March 14, 2005

Andrew E. Lietz

George Mackenzie	Director	Dated: March 14, 2005

George MacKenzie

Jack L. Messman	Director	Dated: March 14, 2005

Jack L. Messman

John W. Poduska, SR.	Director	Dated: March 14, 2005

John W. Poduska Sr.

Robert Ripp	Director	Dated: March 14, 2005

Robert Ripp

John J. Roberts	Director	Dated: March 14, 2005

John J. Roberts