Form 10-Q
period 2005-03-31
SAFEGUARD SCIENTIFICS INC
filed 2005-05-09
CIK 86115

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2005

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

Yes  ☑     No  ☐

Number of shares outstanding as of May 6, 2005:
Common Stock 119,890,738

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT FORM 10-Q
INDEX

PART  I  -  FINANCIAL INFORMATION

Item 1 — Financial Statements:	Page

Consolidated Balance Sheets — March 31, 2005 (unaudited) and December 31, 2004	3

Consolidated Statements of Operations (unaudited) — Three Months Ended March 31, 2005 and 2004 .	4

Consolidated Statements of Cash Flows (unaudited) — Three Months Ended March 31, 2005 and 2004 .	5

Notes to Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	45

Item 4 — Controls and Procedures	46

PART II — OTHER INFORMATION

Item 6 – Exhibits	47

Signatures	49
FIRST AMENDMENT DATED AS OF MARCH 11, 2005 TO AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT
CERTIFICATION OF ANTHONY L. CRAIG PURSUANT TO RULES 13A-15(E) AND 15D-15(E)
CERTIFICATION OF CHRISTOPHER J. DAVIS PURSUANT TO RULES 13A-15(E) AND 15D-15(E)
CERTIFICATION OF ANTHONY L. CRAIG PURSUANT TO U.S.C. SECTION 1350
CERTIFICATION OF CHRISTOPHER J. DAVIS PURSUANT TO 18 U.S.C. SECTION 1350

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(in thousands except per share data)
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$123,096	$146,874
Restricted cash	605	1,119
Marketable securities	41,001	33,555
Restricted marketable securities	3,744	3,771
Accounts receivable, less allowances ($922 - 2005; $1,078 - 2004)	37,943	37,677
Prepaid expenses and other current assets	9,225	8,974

Total current assets	215,614	231,970
Property and equipment, net	45,817	45,135
Ownership interests in and advances to companies	34,145	35,311
Long-term marketable securities	6,396	11,964
Long-term restricted marketable securities	11,226	13,045
Intangible assets, net	9,809	10,855
Goodwill	93,196	93,049
Note receivable — related party	1,243	1,384
Other	10,984	11,099

Total Assets	$428,430	$453,812

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion of credit line borrowings	$10,735	$11,636
Current maturities of long-term debt	3,866	3,820
Accounts payable	8,145	6,370
Accrued compensation and benefits	11,139	12,480
Accrued expenses and other current liabilities	17,178	20,909
Deferred revenue	9,890	7,267

Total current liabilities	60,953	62,482
Long-term debt	9,132	11,210
Other long-term liabilities	12,531	11,785
Convertible senior debentures	150,000	150,000
Deferred taxes	1,195	880
Minority interest	10,017	11,652

Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 119,893 shares issued and outstanding in 2005 and 2004	11,989	11,989
Additional paid-in capital	750,515	750,564
Accumulated deficit	(581,111)	(565,018)
Accumulated other comprehensive income	6,192	11,786
Treasury stock, at cost (2 shares-2005)	(9)	—
Unamortized deferred compensation	(2,974)	(3,518)

Total shareholders’ equity	184,602	205,803

Total Liabilities and Shareholders’ Equity	$428,430	$453,812

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
	(unaudited)
Revenue Product sales	$2,031	$2,241
Service sales	40,813	36,756

Total revenue	42,844	38,997

Operating Expenses Cost of sales — product	167	732
Cost of sales — service	30,163	24,059
Selling, general and administrative	21,402	22,440
Research and development	2,889	3,653
Amortization of intangibles	1,510	1,565

Total operating expenses	56,131	52,449

Operating loss	(13,287)	(13,452)
Other income (loss), net	(9)	10,479
Impairment — related party	(158)	—
Interest income	1,131	452
Interest expense	(1,536)	(3,178)
Equity loss	(4,031)	(2,374)
Minority interest	1,636	2,371

Net loss from continuing operations before income taxes	(16,254)	(5,702)
Income tax benefit (expense)	161	(40)

Net loss from continuing operations	(16,093)	(5,742)
Net income from discontinued operations	—	1,108

Net Loss	$(16,093)	$(4,634)

Basic Income (Loss) Per Share:
Loss from continuing operations	$(0.13)	$(0.05)
Net income from discontinued operations	—	0.01

Net Loss Per Share	$(0.13)	$(0.04)

Diluted Income (Loss) Per Share:
Loss from continuing operations	$(0.13)	$(0.05)
Net income from discontinued operations	—	0.01

Net Loss Per Share	$(0.13)	$(0.04)

Shares Used in Computing — Basic and Diluted Income (Loss) Per Share	120,652	119,616

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
	(in thousands)
	(unaudited)
Net cash used in operating activities of continuing operations	$(9,186)	$(11,619)

Cash Flows from Investing Activities of Continuing Operations
Proceeds from sales of available-for-sale and trading securities	—	4,052
Proceeds from sales of and distributions from companies and funds	381	5,139
Acquisitions of ownership interests in companies, funds and subsidiaries, net of cash acquired	(2,110)	(120)
Repayments of advances to related party	2	460
Increase in restricted cash and short-term investments	(12,015)	(4,095)
Decrease in restricted cash and short-term investments	4,575	4,191
Capital expenditures	(2,920)	(2,591)
Capitalized software costs	—	(2,188)
Reduction in cash due to deconsolidation of consolidated company	—	(954)
Other, net	23	(69)

Net cash provided by (used in) investing activities of continuing operations	(12,064)	3,825

Cash Flows from Financing Activities of Continuing Operations
Proceeds from convertible senior debentures	—	150,000
Payments of offering costs on convertible senior debentures	—	(4,812)
Repurchase of convertible subordinated notes	—	(86,500)
Payments of costs to repurchase convertible subordinated notes	—	(438)
Borrowings on revolving credit facilities	20,306	15,344
Repayments on revolving credit facilities	(22,701)	(12,962)
Borrowings on term debt	442	518
Repayments on term debt	(980)	(1,330)
Decrease in restricted cash	508	—
Issuance of Company common stock, net	—	1,221
Issuance of subsidiary common stock, net	60	5,455
Purchase of subsidiary common stock, net	(163)	—
Offering costs on issuance of subsidiary common stock	—	(541)

Net cash provided by (used in) financing activities of continuing operations	(2,528)	65,955

Net Increase (Decrease) in Cash and Cash Equivalents	(23,778)	58,161
Cash and Cash Equivalents at beginning of period	146,874	136,715

Cash and Cash Equivalents at end of period	$123,096	$194,876

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

1.  GENERAL

     The accompanying unaudited interim Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statements rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and included together with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

2. BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which it directly or indirectly owns more than 50% of the outstanding voting securities.

     The Company’s Consolidated Statements of Operations, Comprehensive Loss and Cash Flows include the following subsidiaries:

Three Months Ended March 31,
2005	2004
Alliance Consulting Group Associates	Alliance Consulting Group Associates
Clarient (formerly known as	Clarient
ChromaVision Medical Systems)	Mantas
Laureate Pharma	Pacific Title and Arts Studio
Mantas	Tangram Enterprise Solutions
Pacific Title and Arts Studio	(through February 2004)

     The Company’s Consolidated Balance Sheets include the following majority-owned subsidiaries:

March 31, 2005	December 31, 2004
Alliance Consulting Group Associates	Alliance Consulting Group Associates
Clarient	Clarient
Laureate Pharma	Laureate Pharma
Mantas	Mantas
Pacific Title and Arts Studio	Pacific Title and Arts Studio

     Alliance operates on a 52 or 53-week fiscal year, ending on the Saturday closest to the end of the fiscal period. The Company and all other subsidiaries operate on a calendar year. Alliance’s first quarter ended on April 2, 2005, a period of 13 weeks, and April 3, 2004, a period of 14 weeks.

     CompuCom Systems, Inc., previously a majority-owned subsidiary, is accounted for as a discontinued operation (see Note 3). Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this business have been segregated from those of continuing operations for all periods presented.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2005

     Tangram was consolidated through February 20, 2004 at which time it was sold to Opsware, Inc. in a stock and debt for stock exchange. The Company recorded an $8.5 million gain on the transaction, which is included in Other Income (Loss), Net on the Consolidated Statements of Operations for the three months ended March 31, 2004.

     Certain prior year amounts have been reclassified to conform to the current year presentation including the reclassification of CompuCom, previously a majority owned subsidiary, as discontinued operations as a result of the sale of the Company’s interest in October 2004. The impact of these changes did not affect the Company’s net loss.

3.  DISCONTINUED OPERATIONS

     On October 1, 2004, the Company completed the sale of its interest in CompuCom.

Results of the discontinued operation are as follows:

Three Months Ended
March 31, 2004
(in thousands)
(unaudited)
Revenue	$299,656
Operating expenses	(296,862)
Other	79

Income before income taxes and minority interest	2,873
Income tax expense	(728)

Income before minority interest	2,145
Minority interest	(1,037)

Discontinued operations, net of income taxes	$1,108

4.  MARKETABLE SECURITIES

     Marketable securities include the following:

	Current		Long-term
	March 31,	December 31,	March 31,	December 31,
	2005	2004	2005	2004
	(in thousands)
	(unaudited)		(unaudited)
Held-to-maturity:
Certificates of deposit	$20,071	$17,471	$—	$—
U.S. Treasury securities	15,806	15,342	—	—
Mortgage and asset-backed securities	2,809	742	—	—
Commercial paper	2,315	—	—	—

	41,001	33,555	—	—

Restricted U.S. Treasury securities	3,744	3,771	11,226	13,045

	44,745	37,326	11,226	13,045

Available-for-sale:
Equity securities	—	—	6,396	11,964

	$44,745	$37,326	$17,622	$25,009

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2005

     As of March 31, 2005, the contractual maturities of securities are as follows:

	Years to Maturity
	(in thousands) (unaudited)
	Less Than	One to	No Single
	One Year	Five Years	Maturity Date	Total

Held-to-maturity	$44,745	$11,226	$—	$55,971
Available-for-sale	—	—	6,396	6,396

	$44,745	$11,226	$6,396	$62,367

     As of March 31, 2005 and December 31, 2004, the Company’s investment in available-for-sale securities had a carrying value of zero and unrealized gains of $6.4 million and $ 12.0 million, respectively, which are reflected in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

     The following is a summary of changes in the carrying amount of goodwill by segment:

	Alliance	Clarient	Mantas	Total
	(in thousands) (unaudited)
Balance at December 31, 2004	$54,634	$18,555	$19,860	$93,049
Purchase price adjustments	147	—	—	147

Balance at March 31, 2005	$54,781	$18,555	$19,860	$93,196

     As discussed in Note 18, certain purchase price adjustments are not final.

     Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite and indefinite useful lives:

	March 31, 2005
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
	(unaudited)
Customer-related	7 years	$3,633	$1,192	$2,441
Technology-related	4 - 10 years	11,428	7,826	3,602
Process-related	3 years	1,363	208	1,155

		16,424	9,226	7,198
Trade Names	Indefinite	2,611	—	2,611

Total		$19,035	$9,226	$9,809

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2005

	December 31, 2004
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
Customer-related	7 years	$3,633	$1,062	$2,571
Technology-related	4 - 10 years	11,422	7,143	4,279
Process-related	3 years	1,500	83	1,417

		16,555	8,288	8,267
Trade Names	Indefinite	2,588	—	2,588

Total		$19,143	$8,288	$10,855

     Amortization expense related to intangible assets was $0.9 million and $0.8 million for the three months ended March 31, 2005, and 2004, respectively. The following table provides estimated future amortization expense related to intangible assets:

Total
(In thousands)
(unaudited)
Remainder of 2005	$2,741
2006	2,070
2007	996
2008	639
2009 and thereafter	752

$7,198

6.  RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005. The Company is required to adopt SFAS No. 123 (R) on January 1, 2006. This new standard may be adopted in one of two ways – the modified prospective transition method or the modified retrospective transition method. The Company is in the process of determining the impact of the requirements of SFAS No. 123(R), which will have a material impact on its consolidated financial statements. See the pro forma disclosures currently provided under SFAS No. 123 in Note 10.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in our third quarter of 2005. We do not believe adoption of SFAS No. 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2005

7.  COMPREHENSIVE LOSS

     Comprehensive loss is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s sources of comprehensive loss are from net unrealized depreciation on its holdings classified as available-for-sale and foreign currency translation adjustments, which have been negligible to date.

The following summarizes the components of comprehensive loss:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
	(unaudited)
Net Loss From Continuing Operations	$(16,093)	$(5,742)

Other Comprehensive Loss, Before Taxes:
Foreign currency translation adjustments	(26)	(12)
Unrealized holding losses in available-for-sale securities	(5,568)	—

Other Comprehensive Loss from Continuing Operations	(5,594)	(12)

Comprehensive Loss from continuing operations	(21,687)	(5,754)
Income from discontinued operations	—	1,108

Comprehensive Loss	$(21,687)	$(4,646)

8.  LONG-TERM DEBT AND CREDIT ARRANGEMENTS

     Consolidated long-term debt consists of the following:

	March 31, 2005	December 31, 2004
	(In thousands)
	(unaudited)
Credit line borrowings	$10,735	$13,130
Term loans	6,565	7,155
Capital lease obligations	3,189	3,094
Mortgage obligations	3,244	3,287

	23,733	26,666
Less current maturities	(14,601)	(15,456)

Total long-term debt, less current portion	$9,132	$11,210

     In May 2005, the Company renewed its revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees of up to $55 million. Borrowing availability under the facility is reduced by the face amount of outstanding letters of credit, guarantees and all other loan facilities between the same lender and our controlled companies. This credit facility matures in May 2006 and bears interest at the prime rate (5.75% at March 31, 2005) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.0125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times any amounts outstanding under the facility.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2005

     Availability under our revolving credit facility at March 31, 2005 is as follows (in millions):

	Revolving Credit	Letters of Credit	Total
Size of facility	$45.0	$10.0	$55.0
Outstanding Guarantees (a)	(34.0)	—	(34.0)
Subsidiary facility at same bank	(2.0)	—	(2.0)
Outstanding Letter of Credit	—	(6.3)	(6.3)

Amount Available at March 31, 2005	$9.0	$3.7	$12.7

     (a) Of the total guarantees of $34.0 million, $15.5 million is outstanding under these facilities at March 31, 2005 and included as debt on the Consolidated Balance Sheet.

     As part of the May 2005 amendment, the revolving credit facility was amended such that the remaining $3.7 million available under the letters of credit is now classified as available under the revolving credit bringing the total to $48.7 million under revolving credit and $6.3 million under letter of credit facility. The total facility remained unchanged at $55 million.

     Five consolidated companies maintain separate revolving credit facilities which provide for aggregate borrowings of $37.5 million, of which $34.0 million is guaranteed by the Company under its credit facility as noted above. As of March 31, 2005, outstanding borrowings under these facilities were $15.5 million. Borrowings are secured by substantially all of the assets of the respective subsidiaries. These obligations bear interest at variable rates ranging between the prime rate minus 0.5% and the prime rate plus 1.0%. These facilities contain financial and non financial covenants and expire at various points in the first quarter of 2006. During the first quarter of 2005, two subsidiaries did not comply with certain financial covenants and subsequently received waivers from the lender.

     Debt as of March 31, 2005 bears interest at fixed rates ranging between 4.0% and 22.0% and variable rates indexed to the prime rate plus 1.25% and variable rates indexed to the 3 Year Treasury rate. Debt as of December 31, 2004 bore interest at fixed rates between 4.0% and 22.0% and variable rates indexed to the prime rate plus 1.5%.

Total
(In thousands) (unaudited)
Remainder of 2005	$4,352
2006	12,569
2007	4,763
2008	1,033
2009 and thereafter	1,016

Total debt	$23,733

9.  CONVERTIBLE SUBORDINATED NOTES AND CONVERTIBLE SENIOR DEBENTURES

     In June 1999, the Company issued $200 million of 5% convertible subordinated notes due June 15, 2006 (2006 Notes). During 2004, the Company repurchased or redeemed all of the 2006 Notes for an aggregate cost of $201.4 million, including transaction costs. During the three months ended March 31, 2004, the Company recorded $0.9 million of expense related to the acceleration of deferred debt costs associated with the 2006 Notes, which is included in Other Income (Loss), Net on the Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2005

     In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on the 2024 Debentures is payable semi-annually. At the debenture holders’ option, the debentures are convertible into our common stock through March 14, 2024, subject to certain conditions. The conversion rate of the debentures at March 31, 2005 was $7.2174 of principal amount per share. The closing price of the Company’s common stock at March 31, 2005 was $1.42. The Debenture holders may require repurchase of the debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount plus accrued and unpaid interest. The Debenture holders may also require repurchase of the debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the debentures commencing March 20, 2009.

     As required by the terms of the 2024 Debentures, after completing the sale of CompuCom, the Company escrowed $16.7 million on October 8, 2004 for interest payments through March 15, 2009 on the 2024 Debentures. These amounts are included in Restricted Marketable Securities on the Consolidated Balance Sheet at March 31, 2005 and December 31, 2004.

10.  STOCK-BASED COMPENSATION

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense is recorded for stock options issued to employees at fair market value. Stock options issued to non-employees are measured at fair value on the date of grant using the Black-Scholes model and are expensed over the vesting period.

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2005

     The Company elected to continue to account for stock-based compensation in accordance with APB Opinion No. 25. Had compensation cost been recognized consistent with SFAS No. 123 and 148, the Company’s consolidated net income (loss) from continuing operations and discontinued operations and income (loss) per share from continuing operations and from discontinued operations would have been as follows:

		Three Months Ended March 31,
		2005	2004
		(in thousands, except per share data)
		(unaudited)
Consolidated net loss from continuing operations	As reported	$(16,093)	$(5,742)
Add: Stock based compensation expense included in the net loss	As reported	572	622
Deduct: Total stock based employee compensation expense from continuing operations determined under fair value based method for all awards, net of related tax effects		(1,882)	(2,006)

Consolidated net loss from continuing operations	Pro forma	(17,403)	(7,126)
Income from discontinued operations	As reported	—	1,108
Deduct: Total stock based employee compensation expense from discontinued operations determined under fair value based method for all awards, net of related tax effects		—	(115)

	Pro forma	$(17,403)	$(6,133)

Basic Income (Loss) Per Share:
Loss from continuing operations	As reported	$(0.13)	$(0.05)
Income from discontinued operations	As reported	—	0.01

		$(0.13)	$(0.04)

Loss from continuing operations	Pro forma	$(0.14)	$(0.06)
Income from discontinued operations	Pro forma	—	0.01

		$(0.14)	$(0.05)

Diluted Income (Loss) Per Share:
Loss from continuing operations	As reported	$(0.13)	$(0.05)
Income from discontinued operations	As reported	—	0.01

		$(0.13)	$(0.04)

Loss from continuing operations	Pro forma	$(0.14)	$(0.06)
Income from discontinued operations	Pro forma	—	0.01

		$(0.14)	$(0.05)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2005

     The following ranges of assumptions were used by the Company, its subsidiaries and its companies accounted for under the equity method to determine the fair value of stock options granted during the three months ended March 31, 2005 and 2004 using the Black-Scholes option-pricing model for public companies and subsidiaries and the minimum value method for private equity method companies:

	Three Months Ended March 31,
	2005	2004
Subsidiaries and Equity Method Companies
Dividend yield	0%	0%
Expected volatility	70% to 103%	0% to 109%
Average expected option life	4 to 5 years	4 to 5 years
Risk-free interest rate	4.1% to 4.2%	2.5% to 3.4%

     No options were granted by the Company during the three months ended March 31, 2005 and 2004.

11.  INCOME TAXES

     The Company’s consolidated income tax benefit recorded for the three months ended March 31, 2005 was $0.2 million, net of a recorded valuation allowance of $5.7 million. The Company recorded a valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not that these assets will not be realized in future years.

12.  NET LOSS PER SHARE

     The calculations of net loss per share were:

	Three Months Ended March 31,
	2005	2004
	(In thousands except
	per share data)
	(unaudited)
Basic:
Net loss from continuing operations	$(16,093)	$(5,742)
Net income from discontinued operations	—	1,108

Net Loss	$(16,093)	$(4,634)

Average common shares outstanding	120,652	119,616

Loss from continuing operations	$(0.13)	$(0.05)
Net income from discontinued operations	—	0.01

Net loss per share	$(0.13)	$(0.04)

Diluted:
Net loss from continuing operations	$(16,093)	$(5,742)
Net income from discontinued operations	—	1,108

	(16,093)	(4,634)

Effect of public holdings	—	(395)

Adjusted net loss from discontinued operations	$(16,093)	$(5,029)

Average common shares outstanding	120,652	119,616

Loss per share from continuing operations	$(0.13)	$(0.05)
Net income from discontinued operations	—	0.01

Diluted loss per share	$(0.13)	$(0.04)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2005

     If a consolidated or equity method company has dilutive stock options, unvested restricted stock, warrants or securities outstanding, diluted net loss per share is computed by first deducting from net loss the income attributable to the potential exercise of the dilutive securities of the company. This impact is shown as an adjustment to net loss for purposes of calculating diluted net loss per share.

     The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:

•	At March 31, 2005 and 2004, options to purchase 8.8 million and 9.8 million shares of common stock at prices ranging from $1.25 to $50.98 per share, were excluded from the 2005 and 2004 calculations, respectively.

•	At March 31, 2005 and 2004, restricted stock units convertible into 0.1 million and 0.2 million shares of stock and deferred stock units convertible into 0.6 million and 1.2 million shares were excluded from the calculations.

•	At March 31, 2004, 7.2 million shares related to the Company’s 2006 Notes (See Note 9) representing the weighted average effect of assumed conversion of the 2006 Notes were excluded from the calculation.

•	At March 31, 2005 and 2004, a total of 20.8 million and 9.8 million shares, respectively, related to the Company’s 2024 Debentures (See Note 9) representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculation.

13.  PARENT COMPANY FINANCIAL INFORMATION

     Parent company financial information is provided to present the financial position and results of operations of the Company as if the consolidated companies (see Note 2) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies.

Parent Company Balance Sheets
	March 31, 2005	December 31, 2004
	(In thousands)
	(unaudited)
Assets
Cash and cash equivalents	$113,396	$128,262
Restricted cash	555	561
Marketable securities	41,001	33,555
Restricted marketable securities	3,744	3,771
Other current assets	2,414	2,506

Total current assets	161,110	168,655
Ownership interests in and advances to companies	171,671	179,870
Long-term marketable securities	6,396	11,964
Long-term restricted marketable securities	11,226	13,045
Note receivable — related party	1,243	1,384
Other	5,479	5,701

Total Assets	$357,125	$380,619

Liabilities and Shareholders’ Equity
Current liabilities	12,378	14,497
Long-term liabilities	10,145	10,319
Convertible senior debentures	150,000	150,000
Shareholders’ equity	184,602	205,803

Total Liabilities and Shareholders’ Equity	$357,125	$380,619

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2005

Parent Company Statements of Operations	Three Months Ended March 31,
	2005	2004
	(in thousands)
	(unaudited)
Operating expenses	$(4,616)	$(4,515)
Other income (loss), net	(10)	10,356
Impairment — related party	(158)	—
Interest income	1,083	433
Interest expense	(1,236)	(3,018)
Equity loss	(11,156)	(8,998)

Net loss from continuing operations	(16,093)	(5,742)
Equity income attributable to discontinued operations	—	1,108

Net Loss	$(16,093)	$(4,634)

Parent Company Statements of Cash Flows	Three Months Ended March 31,
	2005	2004
	(in thousands)
	(unaudited)
Net cash used in operating activities of continuing operations	$(5,723)	$(7,862)

Cash Flows from Investing Activities of Continuing Operations
Proceeds from sales of available-for-sale and trading securities	—	4,052
Proceeds from sales of and distributions from companies	381	5,139
Acquisitions of ownership interests in companies and subsidiaries, net of cash acquired	(2,110)	(8,120)
Repayment of advances to related party	2	460
Increase in restricted cash and short-term investments	(12,015)	(8,595)
Decrease in restricted cash and short-term investments	4,575	4,191
Capital expenditures	(8)	(180)
Other, net	32	12

Net cash used in investing activities of continuing operations	(9,143)	(3,041)

Cash Flows from Financing Activities of Continuing Operations
Proceeds from convertible senior debentures	—	150,000
Payment of offering costs on convertible senior debentures	—	(4,812)
Repurchase of convertible subordinated notes	—	(86,500)
Payment of costs to repurchase convertible subordinated notes	—	(438)
Issuance of Company common stock, net	—	1,221

Net cash provided by financing activities of continuing operations	—	59,471

Net Increase (Decrease) in Cash and Cash Equivalents	(14,866)	48,568
Cash and Cash Equivalents at beginning of period	128,262	121,518

Cash and Cash Equivalents at end of period	$113,396	$170,086

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2005

14.  OPERATING SEGMENTS

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

     As of March 31, 2005 and December 31, 2004, the Company’s assets were primarily located in the United States.

     The following represents the segment data from continuing operations:

	Three Months Ended March 31, 2005
	(in thousands) (unaudited)
									Total
					Pacific			Other	Continuing
	Alliance	Clarient	Laureate	Mantas	Title	Other Companies	Total Segments	Items	Operations
Revenues	$21,783	$4,007	$2,645	$7,085	$7,324	$—	$42,844	$—	$42,844
Operating income (loss)	$(560)	$(4,196)	$(3,192)	$(1,645)	$922	$—	$(8,671)	$(4,616)	$(13,287)
Net income (loss)	$(700)	$(2,538)	$(3,255)	$(1,653)	$860	$(4,022)	$(11,308)	$(4,785)	$(16,093)

Segment Assets
March 31, 2005	$81,175	$36,390	$31,777	$36,354	$18,627	$40,541	$244,864	$183,566	$428,430
December 31, 2004	$85,183	$40,875	$33,332	$37,504	$16,301	$47,275	$260,470	$193,342	$453,812

	Three Months Ended March 31, 2004
	(in thousands) (unaudited)
								Total
				Pacific			Other	Continuing
	Alliance	Clarient	Mantas	Title	Other Companies	Total Segments	Items	Operations
Revenues	$23,480	$1,931	$5,633	$6,675	$1,278	$38,997	$—	$38,997
Operating income (loss)	$(253)	$(3,723)	$(4,206)	$652	$(1,396)	$(8,926)	$(4,526)	$(13,452)
Net income (loss)	$(311)	$(2,497)	$(3,593)	$622	$8,550	$2,771	$(8,513)	$(5,742)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2005

Other Items

	Three Months Ended March 31,
	2005	2004
	(In thousands) (unaudited)
Corporate operations	$(4,946)	$(8,473)
Income tax benefit (expense)	161	(40)

	$(4,785)	$(8,513)

18. BUSINESS COMBINATIONS

Acquisitions by the Company – 2004

     In 2004, the Company completed the following acquisitions:

•	Acquired substantially all of the assets comprising the business of Laureate Pharma L.P.

•	Acquired additional shares of Pacific Title from minority interest shareholders for a total of $1.8 million, increasing its ownership in Pacific Title from 84% to 93%.

•	Acquired additional shares of Mantas for a total of $10 million, increasing its ownership in Mantas to 88%.

•	Acquired additional shares of Clarient for $12.5 million

     The Company has not completed the allocation of purchase price for Laureate. Therefore, the allocation of purchase price could be adjusted when the valuation of assets acquired and liabilities assumed is completed.

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

Three Months Ended March 31,
2004
(In thousands except per
share data)
(unaudited)
Total revenues	$40,185
Net loss from continuing operations	$(9,165)
Diluted loss per share	$(0.08)

19.  RELATED PARTY TRANSACTIONS

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2005

     The loan bears interest at the default annual rate of 9% and became payable on a limited basis on January 1, 2003. The Company sent Mr. Musser a demand notice in January 2003 and, when no payment was received, a default notice. In conjunction with the original loan, Mr. Musser granted the Company security interests in securities and real estate as collateral. Based on the information available to us, the Company also concluded that Mr. Musser may not have sufficient personal assets to satisfy the outstanding balance due under the loan when the loan becomes full recourse against Mr. Musser on May 18, 2006. To date the Company has impaired the loan by $15.7 million, including $0.2 million in the first quarter of 2005, to the estimated value of the collateral that the Company held at each respective date. The Company’s carrying value of the loan at March 31, 2005 is $1.2 million. The Company will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis.

20.  COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries are involved in several pending legal actions including the Safeguard Securities litigation and the CompuCom Securities litigation, as described in the Company’s 2004 Annual Report on Form 10-K. There were no material developments in these actions during the quarter ended March 31, 2005.

     As previously reported, the outcome of the above litigation matters are uncertain, and while we believe that we have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously, no assurance can be given as to the outcome of these lawsuits. An adverse outcome could have a material adverse effect on our consolidated financial statements and results of operations.

     The Company and its subsidiaries are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

     In connection with its ownership interests in certain affiliates, the Company has guarantees of $45 million at March 31, 2005, of which $41 million relates to guarantees of the Company’s consolidated companies (and $34 million of which is guaranteed under the Company’s revolving credit facility (See Note 8)).

		Debt Included on
		Consolidated Balance
	Amount	Sheet at March 31, 2005
	(in millions)
Consolidated Companies Guarantees under the Company’s facility	$34.0	$15.5
Other Consolidated Company Guarantees	7.3	1.4
Non-consolidated Company Guarantees	3.7	—

Total	$45.0	$16.9

     Additionally, we have committed capital of approximately $20.5 million related to commitments made in prior years to various private equity funds and a private company, to be funded over the next several years, including approximately $7.9 million which is expected to be funded during the next twelve months.

     Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner to the certain private equity funds (the “clawback”). Assuming the funds in which we are a general partner are liquidated or dissolved on March 31, 2005 and assuming for these purposes the only distributions from the funds are equal to the carrying value of the funds on the March 31, 2005 financial statements, the maximum clawback we would be required to

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2005

return for our general partner interest is approximately $7 million. Management estimates its liability to be approximately $4 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

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

     In October 2001, the Company entered into an agreement with Mr. Musser, its former Chairman and Chief Executive Officer, to provide for annual payments of $650,000 per year and certain health care and other benefits for life. The related current liability of $0.5 million is included in Accrued Expenses and the long-term portion of $4.2 million is included in Other Long-Term Liabilities on the Consolidated Balance Sheets at March 31, 2005.

     The Company has employment agreements with certain executive officers that provide for severance payments to the executive officer in the event the officer is terminated without cause or the officer terminates their employment for “good reason”.

     Certain employees of our subsidiaries have the right to require the respective subsidiary to purchase shares of common stock of the subsidiary received by the employee pursuant to the exercise of options. The employee must hold the shares for at least six months prior to exercising this right. The required purchase price is 75% — 100% of the fair market value at the time the right is exercised, and in some cases is subject to a floor of $1.58. At March 31, 2005, a subsidiary may be required to purchase up to 361,250 shares based on options exercised to date, for an aggregate value of $0.6 million.

21.  SUBSEQUENT EVENT

     On May 2, 2005, the Company amended its credit facility to extend the maturity date to May 2006 (See Note 8).

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Cautionary Note concerning Forward-Looking Statements

     This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially, include, among others, managing rapidly changing technologies, limited access to capital, competition, the ability to attract and retain qualified employees, the ability to execute our strategy, the uncertainty of the future performance of our companies, acquisitions and dispositions of companies, the inability to manage growth, compliance with government regulation and legal liabilities, additional financing requirements, labor disputes and the effect of economic conditions in the business sectors in which our companies operate, all of which are discussed below under the caption “Factors that May Affect Future Results.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.

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

     During 2005, we intend to focus our resources on the operations of our consolidated companies — Alliance Consulting, Clarient (formerly ChromaVision), Laureate Pharma, Mantas and Pacific Title. In addition, we will continue to pursue potential acquisitions and business combinations. We anticipate that any new acquisitions will involve companies that are either in the information technology or life sciences industries or are complementary to our existing companies.

     In addition, we hold interests in a number of other companies, that do not currently operate in the categories described above or that operate in these categories but in which we generally own less than a majority interest. We also participate in earlier stage technology development through our interests in several private equity funds.

     Many of our companies are technology-related companies that have incurred substantial losses in first quarter of 2005, and in prior periods. We expect some of these losses to continue as we move further into 2005. In addition, we expect to continue to acquire interests in more technology-related companies that may have operating losses when we acquire them. We also expect certain of our existing companies to continue to invest in their products and services and to recognize operating losses related to those activities. As a result, our operating losses attributable to our corporate operations and our companies could continue to be significant. Our financial results also are affected by acquisitions or dispositions of companies or equity or debt interests in companies. These transactions have resulted in significant volatility in our financial results, which we expect will continue.

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

     Revenue Recognition

     During 2005, our revenue from continuing operations was primarily attributable to Alliance, Clarient, Laureate Pharma, Mantas and Pacific Title and during 2004, Alliance, Clarient, Mantas and Pacific Title.

     Alliance generates revenue primarily from consulting services. Revenue is generally recognized upon the performance of services. Certain services are performed under fixed-price service contracts related to discrete projects. Revenue from these contracts is recognized using the percentage-of-completion method, primarily based on the actual labor hours incurred to date compared to the estimated total hours of the project. Any losses expected to be incurred on jobs in process are charged to income in the period such losses become known.

     Clarient generates revenue from lab services, instrument sales and fee-per-use charges. Clarient recognizes revenue for lab services at the time of completion of services at amounts equal to those amounts expected for collection from third parties including Medicare, insurance companies and, to a small degree, private patients. These expected amounts are based both on Medicare allowable rates and Clarient ‘s collection experience with other third party payors.

     Clarient places most of its ACIS® units with users on a “fee-per-use” basis. Clarient recognizes revenue based on the greater of actual usage fees or the minimum monthly rental fee. Under this pricing model, Clarient owns most of the ACIS® instruments that are engaged in service and, accordingly, all related depreciation and maintenance and service costs are expensed as incurred. For those instruments that are sold, Clarient recognizes and defers revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” At the outset of the arrangement with the customer, Clarient defers revenue for the fair value of its undelivered elements (e.g., maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically twelve months. Revenue on system sales is recognized upon acceptance by the customer, often subsequent to a testing and evaluation period.

     Mantas recognizes revenue from software licenses, related consulting services and post contract customer support (PCS). Revenue from software license agreements and product sales is recognized upon delivery, provided that all of the following conditions are met: a non-cancelable license agreement has been signed; the software has been delivered; no significant production, modification or customization of the software is required; the vendor’s fee is fixed or determinable; and collection of the resulting receivable is deemed probable. In software arrangements that include rights to software products, hardware products, specified upgrades, PCS, and/or other services, Mantas allocates the total arrangement fee among each deliverable based on vendor-specific objective evidence. Revenue from maintenance agreements is recognized ratably over the term of the maintenance period, generally one to five years. Consulting and training services provided by Mantas that are not considered essential to the functionality of the software products are recognized as the respective services are performed.

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

     Pacific Title’s revenue is primarily derived from providing post-production services to the motion picture and television industry. Laureate’s revenue is generated by sale of contract manufacturing services to support the development and commercialization of pharmaceutical products. Revenue is generally recognized upon the performance of services. Certain services are performed under fixed-price contracts. Revenue from these contracts is recognized on a percentage of completion basis based on costs incurred to total estimated costs to be incurred. Any anticipated losses on contracts are expensed when identified.

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

     The carrying value of goodwill at March 31, 2005 was $93 million.

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

     The carrying value of net intangible assets at March 31, 2005 was $10 million. The carrying value of net property and equipment at March 31, 2005 was $46 million.

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

     Recoverability of Notes Receivable — Related Party

     A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In May 2001, we entered into a $26.5 million loan agreement with Mr. Musser, our former CEO. On a quarterly basis, we assess the recoverability of the loan, by reviewing the fair value of the liquid collateral supporting the loan and estimating future cash flows discounted at the loan’s effective rate, as well as determining whether there have been any significant, adverse, other than temporary changes in the estimated fair value of other collateral that does not have readily available fair values. We do not accrue interest when a note is considered impaired. All cash receipts from impaired notes are applied to reduce the principal amount of such note until the principal has been fully recovered, and is recognized as interest income thereafter.

     As of March 31, 2005, the value of the collateral pledged by Mr. Musser to secure the loan had an approximate value of $1.2 million compared to the loan’s carrying value of $1.2 million after giving effect to a $0.2 million impairment charge in the first quarter of 2005. The collateral pledged includes $0.4 million of publicly traded securities, $0.3 million of privately held securities, and $0.5 million of private equity fund interests. The publicly traded securities are valued using quoted market prices, the privately held securities have been valued based on the price at which the privately held company has offered to pay shareholders to acquire the shares and the private equity fund interests are valued based upon the estimated fair value of the net assets of the fund. We will continue to evaluate the value of the collateral compared to the carrying value of the note on a quarterly basis.

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

     Commitments and Contingencies

     From time to time, we are a defendant or plaintiff in various legal actions which arise in the normal course of business. Additionally, we have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for a further distribution to the fund’s limited partners (the “clawback”). We are also a guarantor of various third-party obligations and commitments, and are subject to the possibility of various loss contingencies arising in the ordinary course of business. We are required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease our earnings in the period the changes are made.

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

     The Company’s operating results by segment are as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Alliance	$(700)	$(311)
Clarient	(2,538)	(2,497)
Laureate	(3,255)	—
Mantas	(1,653)	(3,593)
Pacific Title	860	622
Other companies	(4,022)	8,550

Total segments	(11,308)	2,771

Other items
Corporate operations	(4,946)	(8,473)
Income tax benefit (expense)	161	(40)

Total other items	(4,785)	(8,513)

Net loss from continuing operations	(16,093)	(5,742)
Discontinued operations, net of taxes	—	1,108

Net Loss	$(16,093)	$(4,634)

     There is intense competition in the markets in which these companies operate, and we expect competition to intensify in the future. Additionally, the markets in which these companies operate are characterized by rapidly changing technology, evolving industry standards, frequent introduction of new products and services, shifting distribution channels, evolving government regulation, frequently changing intellectual property landscapes and changing customer demands. Their future success depends on each company’s ability to execute its business plan and to adapt to its respective rapidly changing markets.

Alliance

     Alliance operates on a 52 or 53-week fiscal year, ending on the Saturday closest to the end of the fiscal period. Alliance’s first quarter ended on April 2, 2005, a period of 13 weeks and April 3, 2004, a period of 14 weeks.

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Revenue	$21,783	$23,480

Operating expenses
Cost of sales	14,956	16,274
Selling, general and administrative	7,132	7,328
Amortization of intangibles	255	131

Total operating expenses	22,343	23,733

Operating loss	(560)	(253)
Other income, net	1	—
Interest, net	(147)	(59)
Minority interest	6	1

Net loss before income taxes	$(700)	$(311)

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

     In October 2004, Alliance acquired Mensamind, (now Alliance India) a software development company based in Hyderabad, India. This acquisition enables Alliance to provide offshore capabilities to its existing and new clients. Since the transaction was completed in October 2004, the acquisition did not have a material effect on the consolidated operating results of Alliance for 2004. Alliance expects that revenue from off-shore operations will increase substantially as compared to 2004, but will account for less than five percent of total revenue in 2005.

     At March 31, 2005, we owned 99% of Alliance.

Revenue. Revenue, including reimbursement of expenses, decreased $1.7 million, or 7.2%, to $21.8 million in 2005 as compared to $23.5 million in 2004. This decrease is due to the prior year including a substantial acquisition-related integration project for Alliance’s largest customer, continued consolidation within the pharmaceutical sector, and the fact that the first quarter of 2004 contained one more week (since 2004 had 14 fiscal weeks compared to 13 weeks in 2005). Revenue in 2005 is expected to benefit from continued growth in two new service offerings – Master Data Management and Global Delivery – which were introduced during 2004. Master Data Management includes business intelligence and data management as well as corporate performance management. Global Delivery is Alliance Consulting’s low cost, high quality offshore delivery and support service. These new services generated an aggregate of $1.4 million in 2005 revenue and provided increased gross profit of $60 thousand as compared to other services due to their lower cost of delivery. Revenue growth continues to be impacted by general economic uncertainty, causing many clients to delay project starts or award projects in multiple stages instead of one large project.

     Alliance’s top ten customers accounted for approximately 62% of total revenue in 2005 as compared to approximately 55% of total revenue in 2004. Two customers in the first quarter of 2005 individually had revenue greater than 10% of total revenue.

Cost of Sales. Cost of sales decreased $1.3 million, or 8.1%, to $15.0 million in 2005 as compared to $16.3 million in 2004. This decrease was a direct result of the decrease in revenue. Gross Margin remained relatively flat year over year. The increase in overall pricing pressures within the industry and increased employee and contractor costs as competition for talent has increased with declines in unemployment levels and pricing concessions made to customers in exchange for greater volume were offset by the introduction of higher margin service offerings during the quarter and internal improvements surrounding project management that prevented cost overruns during the delivery process. In 2005, gross margins are expected to continue to be impacted by general economic uncertainty, pricing pressures both with the client and the consultant, resource availability and efficiency in project management.

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.2 million or 2.7% in 2005. Selling, general and administrative expenses were 32.7% of revenue in 2005 as compared to 31.2% of revenue in 2004. The increase as a percentage of revenue was directly due to the decrease in revenue against a semi-variable cost structure. Costs are expected to increase as the business grows; however, as a percentage of revenue, costs are expected to decrease as sales force headcount additions made during 2004 begin to generate a return on investment.

Amortization. Amortization expense associated with amortizable intangible assets increased $0.1 million to $0.3 million in 2005. The increase was due to higher intangible assets as a result of Alliance’s acquisition of Mensamind.

Net Loss Before Income Taxes. Net loss increased $0.4 million to $0.7 million in 2005. The increase in net loss is primarily attributable to the decline in revenue in 2005.

Clarient

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Revenue	$4,007	$1,931

Operating expenses
Cost of sales	2,485	937
Selling, general and administrative	4,454	3,302
Research and development	887	975
Amortization of intangibles	377	440

Total operating expenses	8,203	5,654

Operating loss	(4,196)	(3,723)
Interest, net	(27)	(56)
Minority interest	1,685	1,282

Net loss before income taxes	$(2,538)	$(2,497)

     Clarient is an advanced diagnostics technology and services company focused on improving the quality of patient care while reducing medical costs and speeding the discovery of new drugs to treat cancer. Clarient’s proprietary Automated Cellular Imaging System (ACIS®) is a versatile automated microscope system that greatly improves the accuracy and reproducibility of cell imaging through its unique patented technology. Clarient also provides comprehensive laboratory services ranging from in-house pathology testing using the ACIS® to other diagnostic technologies that assist physicians in managing cancer. In addition, Clarient develops ACIS®-based tools for academic and biopharmaceutical company researchers, allowing them to perform cellular-level analyses much faster and with improved accuracy.

     The decision to provide in-house laboratory services was made in 2004 to give Clarient an opportunity to capture a significant service-related revenue stream over the much broader and expanding cancer diagnostic testing marketplace while also optimizing the level of service and accuracy provided to remote pathology customers. Clarient believes that they are positioned to participate in this growth because of their proprietary analysis capabilities, depth of experience of the staff in their diagnostic laboratory, relationships with the pharmaceutical companies and demonstrated ability to develop unique assays to support new diagnostic tests.

     As of March 31, 2005, we owned a 57% voting interest in Clarient.

Revenue. Total revenue increased $2.1 million or 107.5% in the first quarter of 2005 as compared to 2004. Lab services revenue was $1.9 million in the first quarter of 2005, with no comparable figure for the prior year as these services commenced in the second quarter of 2004. Revenue generated from system sales increased $0.4 million in the first quarter of 2005 as compared to 2004. These increases were partially offset by a decline in fee-per-use revenue of $0.2 million, which was caused by a reduction in the aggregate number of ACIS® placements and a significant decline in the average monthly revenue for ACIS® placements and remote viewing stations.

Cost of Sales. Cost of sales increased $1.5 million or 165.2% in the first quarter of 2005 as compared to 2004. Cost of sales related to lab services was $1.8 million in the first quarter of 2005. These costs were relatively high compared to lab services revenue because these operations have not yet achieved economies of scale. Cost of sales related to systems sales and fee-per-use declined in the first quarter of 2005. Gross margins for systems sales was 70% in 2005 as compared to 52% in 2004. The improvement was due primarily to lower costs of sale for sold systems, which in many cases were refurbished older systems, and lower costs of field service.

Selling, General and Administrative. Selling, general and administrative expenses increased $1.2 million or 34.8% in the first quarter of 2005 as compared to 2004. Clarient attributes the increase primarily to lab services administration costs, which included the costs of senior medical staff, senior operations personnel, collection costs, consultants and legal resources to facilitate implementation of this new operation.

Research and Development. Research and development costs declined $0.1 million in the first quarter of 2005 as compared to 2004. Clarient attributes the decline to a reduction in personnel as a result of a fourth quarter 2004 workforce reduction.

Net Loss Before Income Taxes. Net loss remained constant in the first quarter of 2005 as compared to 2004 for the reasons discussed above.

Laureate Pharma

     We acquired 100% of Laureate Pharma in December 2004. As a result, there is no comparative financial information for the prior year period.

Three Months Ended March 31,
2005
(In thousands)
Revenue	$2,645

Operating expenses
Cost of sales	4,812
Selling, general and administrative	1,025

Total operating expenses	5,837

Operating loss	(3,192)
Interest, net	(63)

Net loss before income taxes	$(3,255)

     Laureate Pharma is a life sciences company dedicated to providing critical services to facilitate biopharmaceutical product development and manufacturing. Laureate Pharma seeks to become a leader in the biopharmaceutical and novel drug-delivery industry by delivering superior development and manufacturing services to its customers.

     Large pharmaceutical companies and smaller biotechnology companies are developing new biotechnology products for human therapeutics. These companies, particularly biotechnology companies, are highly dependent on funding to develop new drugs from basic research through clinical trials. Few have the resources or expertise to build the facilities, equipment and staff needed to manufacture the quantities of drug product needed to conduct clinical trials and commercialize approved products. Laureate Pharma provides its customers with a cost-effective, lower-risk alternative, which also improves the quality of their products and processes and reduces time-to-market.

     Laureate Pharma’s broad range of services include: Bioprocessing, Drug Delivery Services, Quality Control and Quality Assurance. Laureate Pharma provides process development and manufacturing services on a contract basis to biopharmaceutical companies. Laureate Pharma operates facilities in Princeton (bioprocessing) and Totowa (drug delivery), New Jersey.

     As of March 31, 2005, we owned a 100% voting interest in Laureate Pharma.

     Laureate’s revenue is generated by sale of contract manufacturing services to support the development and commercialization of pharmaceutical products. Revenue is generally recognized upon the performance of services. Certain services are performed under fixed-price contracts. Revenue from these contracts is recognized on a percentage of completion basis based on costs incurred to total estimated costs to be incurred. Any anticipated losses on contracts are expensed when identified.

     Laureate Pharma’s customers often pursue drugs that are in early stages of clinical trials, and thus have high failure rates. Losses of one or more customers can result in significant swings in profitability from quarter to quarter and year to year. Although there has been a trend among biopharmaceutical companies to outsource drug production functions, this trend may not continue. Many of Laureate Pharma’s contracts are short term in duration. As a result, Laureate Pharma must continually replace its contracts with new contracts to sustain its revenue. During the first quarter, Laureate signed a multi-year project with an existing client, as well as agreements with two new clients.

Mantas

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Revenue	$7,085	$5,633

Operating expenses
Cost of sales	3,094	2,678
Selling, general and administrative	2,756	4,329
Research and Development	2,002	2,080
Amortization of intangibles	878	752

Total operating expenses	8,730	9,839

Operating loss	(1,645)	(4,206)
Other income, net	—	—
Interest, net	(8)	(2)
Minority interest	—	615

Net loss before income taxes	$(1,653)	$(3,593)

     Mantas is a global software company which provides integrated, single-source, compliance analytic applications for the global financial services and telecommunications markets. Mantas’ products are used by global industry leaders in the financial services and telecommunications industries to help ensure the integrity of their enterprise and to provide adherence with industry regulations, operational transparency requirements and risk identification and mitigation. All of Mantas’ financial services products are based on its Behavior Detection Platform™ that encompasses proprietary analytical techniques to provide applications for anti-money laundering, trading and brokerage compliance and fraud management. The current Mantas 4 platform can analyze billions of accounts and transactions, all in the context of one another, in order to identify suspicious activities for further review. In telecommunications, Mantas’ products provide real-time fraud detection as well as best value routing and revenue assurance for major carriers globally.

     As of March 31, 2005, we owned 88% voting interest in Mantas.

Revenue. Total revenue increased $1.5 million or 25.8% in the first quarter of 2005 as compared to 2004 due to new services revenue from customers who signed contracts with Mantas in the fourth quarter of 2004, significant expansion in implementations with its largest customer as well as more customers under maintenance. This increase in revenue was partly offset by lower product revenue in the first quarter of 2005 due to timing of customer acceptances and, therefore, product revenue recognition.

Cost of Sales. Cost of sales increased $0.4 million or 15.5% in the first quarter of 2005 as compared to 2004 due to increased revenue. Cost of sales did not increase at the same rate as revenue as Mantas has considerably improved its services margins in its financial services offerings from 22% in the first quarter of 2004 to an average of 39% in the first quarter of 2005. The improvement is primarily due to replacing high cost subcontractors on certain engagements with employees or subcontractors at lower costs, more focused management in professional services and implementing a more stable product.

Selling, General and Administrative. Selling, general and administrative expenses decreased $1.6 million or 36.3% in the first quarter of 2005 as compared to 2004 due to lower headcount in product management and sales resulting from a restructured product management organization as well as other headcount reductions.

Research and Development. Research and development expense decreased $0.1 million or 3.8% in the first quarter 2005 as compared to first quarter of 2004 due to lower headcount in the research and development organization. Although the decline in this expense was minimal, the actual research and development costs decreased significantly once the $2.2 million of capitalized 2004 research and development costs are taken into account.

Net Loss before Income Taxes. Net loss decreased by $1.9 million or 54.0% in the first quarter of 2005 as compared to 2004 due to the Company’s higher gross margins as well as its lower selling, general and administrative expenses.

Pacific Title

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Revenue	$7,324	$6,675

Operating expenses
Cost of sales	4,983	4,700
Selling, general and administrative	1,419	1,323

Total operating expenses	6,402	6,023

Operating income	922	652
Other income, net	—	95
Interest, net	(7)	(14)
Minority interest	(55)	(111)

Net income before income taxes	$860	$622

     Pacific Title is a leading provider of a broad range of post-production digital and photo-chemical services to the Hollywood motion picture and television industry. Pacific Title provides a complete array of state-of-the-art digital post-production capabilities both for new releases and restoration of film libraries, leading the transformation from optical, analog image reproduction and processing to more dynamic, cost-effective and flexible digital image processing technologies.

     As of March 31, 2005, we owned a 93% voting interest in Pacific Title.

Revenue. Total revenue increased $0.6 million or 9.7% to $7.3 million for the first quarter of 2005 from $6.7 million in 2004. Pacific Title attributes the increase in revenue to increases in third party scanning and recording, main title design, their new digital intermediate suite and increased sales of higher margin services, offset by a decrease in analog services as customers continue to migrate to digital technologies.

Cost of Sales. Cost of sales increased $0.3 million or 6.0% to $5.0 million for the first quarter 2005 from $4.7 million in 2004. The increase is attributable to increased labor and benefit expenses associated with higher revenue and to higher depreciation expense related to the company’s capital expenditures in 2004 and in 2005. Gross margin increased $0.4 million or 1.9% to $2.3 million for the first quarter of 2005 as compared to 2004. This increase is due to the sales mix of higher margin digital offerings.

Selling, General and Administrative. Selling, general and administrative expenses increased slightly in the first quarter of 2005 as compared to 2004 due to amortization expense associated with deferred stock units issued in the second quarter of 2004.

Net Income Before Income Taxes. Net income increased $0.2 million or 38.3% in the first quarter of 2005 as compared to 2004, primarily due to increased revenues and gross margins.

Other Companies

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Revenue	$—	$1,278
Total operating expenses	—	2,674

Operating loss	—	(1,396)
Other income (loss), net	(65)	11,687
Interest, net	—	(10)
Minority interest	—	584
Equity loss	(3,957)	(2,315)

Net income (loss) before income taxes	$(4,022)	$8,550

     Operating loss for the Other Companies segment in 2004 was derived from Tangram through its sale in February 2004.

Other Income (Loss), Net

	Three Months Ended March 31,
	2005	2004
	(In thousands)
	(unaudited)
Gain on sale of companies and funds, net	$—	$12,216
Loss on trading securities	—	(557)
Impairment charges	(100)	—
Other	35	28

	$(65)	$11,687

     Other income (loss), net includes gains on sales of companies and funds for the three months ended March 31, 2004 of $12.2 million, of which $8.5 million related to our sale of Tangram for shares of Opsware. Also included is $2.3 million attributable to a distribution from a bankruptcy proceeding and $1.5 million relating to the final payment of an installment sale of a company sold in 1997. These gains were partially offset by a $0.6 million loss on trading securities in 2004 .

Equity Loss. Equity loss fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies and the net results of operations of these companies. We recognize our share of losses to the extent we have cost basis in the equity investee or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our companies accounted for under the equity method are based on estimates and on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities are made final.

	Three Months Ended March 31,
	2005	2004
	(In thousands)
	(unaudited)
Share of our equity method other companies’ results of operations	$—	$(327)
Share of private equity funds’ results of operations	(3,957)	(1,988)

	$(3,957)	$(2,315)

     Equity loss increased $1.6 million in the first quarter of 2005 as compared to 2004 due to increased realized losses at the funds.

Corporate Operations

	Three Months Ended March 31,
	2005	2004
	(In thousands)
	(unaudited)
General and administrative costs, net	$(4,387)	$(3,975)
Stock-based compensation	(229)	(551)
Interest income	1,083	433
Interest expense	(1,236)	(3,018)
Impairment — related party	(158)	—
Other	(19)	(1,362)

	$(4,946)	$(8,473)

     General and Administrative Costs, Net. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and consulting, and travel-related costs. The increase of $0.4 million in the first quarter of 2005 as compared to 2004 is primarily due to search fees incurred during the quarter to assist in locating a CEO candidate as well as increased professional fees associated with increased marketing efforts and deal sourcing.

     Stock Based Compensation. Stock based compensation consists primarily of expense related to grants of restricted stock and deferred stock units to our employees. This expense decreased $0.3 million or 58.4% for the first quarter of 2005 versus the same period as more restricted stock and deferred stock units vested in 2004.

     Interest Income. Interest income includes all interest earned on available cash balances as well as any interest income associated with any outstanding notes receivable to Safeguard. Interest income increased $0.6 million in the first quarter of 2005 as compared to 2004. This increase is due to increased interest rates in 2005 as compare to 2004 earned on invested cash balances.

     Interest Expense. Interest expense is primarily composed of the interest payments on our $150 million, 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense decreased $1.8 million in the first quarter of 2005 as compared to 2004. This decline is attributable to the retirement of the 2006 Notes through privately negotiated transactions during 2004.

     Impairment —Related Party. In May 2001, we entered into a loan agreement with Mr. Musser, our former CEO. To date, we have impaired the loan by $15.7 million, including $0.2 million during the first quarter of 2005, to the estimated value of the collateral that we held at each respective date. The carrying value of the loan at March 31, 2005 is $1.2 million.

     Other. Included in this category in 2004 are costs associated with the purchases of our 2006 Notes, including $0.9 million due to the acceleration of the amortization relative to deferred issuance costs and $0.4 million related to the commissions and premiums paid.

Income Taxes

     Our consolidated income tax benefit recorded for the three months ended March 31, 2005, was $0.2 million, net of a increase in the valuation allowance of $5.7 million. The tax benefit relates primarily to our share of a net state tax benefit recorded by a subsidiary. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years.

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

     As of March 31, 2005, at the parent company level, we had $113.4 million of cash and cash equivalents, $0.6 million of restricted cash and $41.0 million of marketable securities for a total of $155.0 million. In addition to the amounts above, we have $15.0 million in escrow associated with our interest payments due on the 2024 Debentures through March 2009. In addition, our consolidated subsidiaries had cash and cash equivalents of $9.7 million.

     Proceeds from sales of and distributions from companies and funds were $0.4 million in 2005 and $5.1 million in 2004. Proceeds from sales of available-for-sale and trading securities were $4.1 million in 2004.

     In May 2005, the Company renewed its revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees of up to $55 million. Borrowing availability under the facility is reduced by the face amount of outstanding letters of credit, guarantees and all other loan facilities between the same lender and our controlled companies. This credit facility matures in May 2006 and bears interest at the prime rate (5.75% at March 31, 2005) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.0125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times any amounts outstanding under the facility. This facility provides us additional flexibility to implement our strategy and support our companies.

     Availability under our revolving credit facility at March 31, 2005 is as follows (in millions):

	Revolving Credit	Letters of Credit	Total
Size of facility	$45.0	$10.0	$55.0
Outstanding Guarantees	(34.0)	—	(34.0)
Subsidiary facility at same bank	(2.0)	—	(2.0)
Outstanding Letter of Credit	—	(6.3)	(6.3)

Amount Available at 3/31/05	$9.0	$3.7	$12.7

(a)	Of the total guarantees of $34.0 million, $15.5 million is outstanding under these facilities at March 31, 2005 and included as debt on the Consolidated Balance Sheet.

     As part of the May 2005 amendment, the revolving credit facility was amended such that the remaining $3.7 million available under the letters of credit is now classified as available under the revolving credit bringing the total to $48.7 million under revolving credit and $6.3 million under letter of credit. The total facility remained unchanged at $55 million.

     In addition to the guarantees above, we have other guarantees associated with various forms of debt including lines of credit, term loans, equipment leases and mortgages, as well as operating leases totaling $11 million at March 31, 2005. Additionally, we have committed capital of approximately $21 million, all of which are commitments made in prior years to various private equity funds and a private company, to be funded over the next several years, including approximately $8 million, which is expected to be funded in the next twelve months. We do not intend to commit new investments in additional private equity funds and may seek to reduce our current ownership interests in, and our existing commitments to the funds in which we hold interests.

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

     In May 2001, we entered into a loan agreement with Mr. Musser, our former CEO. In the first quarter of 2005, fourth quarter of 2004, first quarter of 2003 and fourth quarter of 2002, we impaired the loan by $0.2 million, $3.4 million, $0.7 million and $11.4 million, respectively, to the estimated value of the collateral that we held at each respective date. The carrying value of the loan at March 31, 2005 is $1.2 million. During 2004, we received $7.2 million in cash payments against the loan balance, primarily from proceeds received related to the Sanchez merger and the sale of Mr. Musser’s CompuCom holdings. Since 2001, we have received a total of $13.4 million in cash paydowns on the loan.

     We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for further distribution to the fund’s limited partners (the “clawback”). Assuming the funds in which we are a general partner are liquidated or dissolved on March 31, 2005 and, assuming for these purposes the only distributions from the funds are equal to the carrying value of the funds on the March 31, 2005 financial statements, the maximum clawback we would be required to return for our general partner interest is $7 million. Management estimates its liability to be approximately $4 million, which is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

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

     We have outstanding $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on the 2024 Debentures is payable semi-annually. At the note holders’ option, the notes are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the notes at March 31, 2005 was $7.2174 of principal amount per share. The closing price of our common stock on March 31, 2005 was $1.42. The note holders may require repurchase of the notes on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. The note holders may also require repurchase of the notes upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the 2024 Debentures commencing March 20, 2009.

     For reasons we have discussed, we believe our cash and cash equivalents at March 31, 2005 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for the next twelve months, including commitments to our existing companies and funds, our current operating plan to acquire interests in new companies and our general corporate requirements.

     Consolidated Subsidiaries

     Alliance, Clarient, Laureate Pharma and Mantas incurred losses in 2004 and the first quarter of 2005 and may need additional capital to fund their operations. Certain subsidiaries will require additional debt or equity financing or credit support from us to fund planned expansion activities. If we decide not to provide sufficient capital resources to allow them to reach a positive cash flow position and they are unable to raise capital from outside resources, they may need to scale back their operations. If these companies meet their business plans for 2005 and the related milestones established by us, we believe they will have sufficient cash or availability under established credit facilities to fund their existing operations for at least the next twelve months.

     Consolidated subsidiaries have outstanding facilities that provide for aggregate borrowings of up to $44.5 million. These facilities contain financial and non financial covenants and expire at various points in the first quarter of 2006.

     As of March 31, 2005, outstanding borrowings under these facilities were $15.5 million.

     Analysis of Parent Company Cash Flows

Cash flow activity for the Parent Company was as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
	(unaudited)
Net cash used in operating activities of continuing operations	$(5,723)	$(7,862)
Net cash used in investing activities of continuing operations	(9,143)	(3,041)
Net cash provided by financing activities of continuing operations	—	59,471

	$(14,866)	$48,568

Cash Used In Operating Activities

     Cash used in operating activities decreased $2.1 million in 2005 as compared to 2004. The decrease is primarily due to a reduction in interest expense as a result of the retirement of the 2006 Notes.

Cash Used In Investing Activities

     Cash used in investing activities primarily reflects the acquisition of ownership interests in companies from third parties, partially offset by proceeds from the sales of non-strategic assets and private equity funds.

     Cash used in investing activities increased primarily due to a $4.1 million decline in proceeds from sales of available-for-sale and trading securities in 2005 as compared to 2004. Included in the first quarter of 2004 were $4.1 million of proceeds related to sales of Opsware, Inc. common stock. Also contributing to the increase is a $4.8 million decline in proceeds from sales of and distributions from companies in 2005 as compared to 2004. Included in the first quarter of 2004 were $2.3 million of proceeds related to a distribution from a bankruptcy proceeding, $1.5 million related to the final payment of an installment sale of a company sold in 1997 and $1.0 million related to the sale of our interest in a private equity fund. A $3.3 million change in restricted cash and short-term investments also contributed to the overall increase in cash used in investing activities. Partially offsetting the above was a $6.0 million decline in acquisitions of ownership interests in companies and subsidiaries.

Cash Provided by Financing Activities

     Cash provided by financing activities decreased $59.5 million in 2005 as compared to 2004. The activity in the first quarter of 2004 relates to the sale of $150 million of 2.625% convertible senior debentures that was completed in February 2004 net of related offering costs, partially offset by the repurchase of $86.5 million of face value of the 2006 Notes.

     Consolidated Working Capital

     Consolidated working capital decreased to $155 million at March 31, 2005 compared to $170 million at December 31, 2004. The decrease is primarily attributable funds expended for continuing operations.

     Analysis of Consolidated Company Cash Flows

     Cash flow activity from continuing operations was as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
	(unaudited)
Net cash used in operating activities of continuing operations	$(9,186)	$(11,619)
Net cash (used in) provided by investing activities of continuing operations	(12,064)	3,825
Net cash (used in) provided by financing activities of continuing operations	(2,528)	65,955

	$(23,778)	$58,161

Cash Used In Operating Activities

     2005 vs. 2004. Net cash used in operating activities decreased $2.4 million in 2005 as compared to 2004. The decrease is primarily attributable to working capital changes.

Cash (Used In) Provided by Investing Activities

     2005 vs. 2004. Net cash used in investing activities increased $15.9 million in 2005 as compared to 2004. The increase is primarily attributable to a $4.1 million decline in proceeds from sales of available-for-sale and trading securities in 2005 as compared to 2004. Included in the first quarter of 2004 were $4.1 million of proceeds related to sales of Opsware, Inc. common stock. Also contributing to the increase is a $4.8 million decline in proceeds from sales of and distributions from companies in 2005 as compared to 2004. Included in the first quarter of 2004 were $2.3 million of proceeds related to a distribution from a bankruptcy proceeding, $1.5 million related to the final payment of an installment sale of a company sold in 1997 and $1.0 million related to the sale of our interest in a private equity fund. A $7.3 million change in restricted cash and short-term investments also contributed to the overall increase in cash used in investing activities.

Cash (Used In) Provided by Financing Activities

     2005 vs. 2004. Net cash used in financing activities increased $68.5 million in 2005 as compared to 2004. The activity in the first quarter of 2004 relates to the sale of $150 million of 2.625% convertible senior debentures that was completed in February 2004 net of related offering costs, partially offset by the repurchase of $86.5 million of face value of the 2006 Notes.

Contractual Cash Obligations and Other Commercial Commitments

     The following table summarizes our contractual obligations and other commercial commitments as of March 31, 2005 by period due or expiration of the commitment.

	Payments Due by Period
		Rest of	2006 and	2008 and	Due after
	Total	2005	2007	2009	2009
	(in millions)
	(unaudited)
Contractual Cash Obligations
Lines of credit	$10.7	$1.4	$9.3	$—	$—
Long-term debt(a)	9.8	1.9	5.9	2.0	—
Capital leases	3.2	1.0	2.1	0.1	—
Convertible senior debentures (b)	150.0	—	—	—	150.0
Operating leases	19.1	3.5	6.9	6.2	2.5
Funding commitments (c)	20.5	6.7	8.4	4.3	1.1
Potential clawback liabilities (d)	4.3	—	—	—	4.3
Other long-term obligations (e)	4.8	0.5	1.1	1.2	2.0

Total Contractual Cash Obligations	$222.4	$15.0	$33.7	$13.8	$159.9

	Amount of Commitment Expiration by Period
		Rest of	2006 and	2008 and	Due after
	Total	2005	2007	2009	2009
	(in millions)
	(unaudited)
Other Commitments
Letters of credit(f)	$8.0	$1.2	$—	$0.5	$6.3

(a)	We have various forms of debt including lines of credit, term loans, equipment leases and mortgages. Of our total outstanding guarantees of $45 million, $17 million of outstanding debt associated with the guarantees is included on the Consolidated Balance Sheets at March 31, 2005. The remaining $28 million is not reflected on the Consolidated Balance Sheets or in the above table.

(b)	In February 2004, we completed the issuance of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024.

(c)	These amounts include funding commitments to private equity funds and a private company. The amounts have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management.

(d)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for a further distribution to the fund’s limited partners (the “clawback”). Assuming the funds in which we are a general partner are liquidated or dissolved on March 31, 2005 and the only value provided by the funds is the carrying values represented on the March 31, 2005 financial statements, the maximum clawback we would be required to return for our general partner interests is $7 million. Management estimates its liability to be

(d)	approximately $4 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

(e)	Reflects the amount payable to our former Chairman and CEO under a consulting contract.

(f)	Letters of credit include a $6.3 million letter of credit provided to the landlord of CompuCom’s Dallas headquarters lease in connection with the sale of CompuCom; $1.2 million letter of credit issued by a subsidiary supporting a subsidiary guarantee; and $0.5 million letter of credit issued by a subsidiary supporting its office lease.

     We have retention employment agreements with certain executive officers that provide for severance payments to the executive officer in the event the officer is terminated without cause or the officer terminates their employment for “good reason.”

     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations.

Recent Accounting Pronouncements

     See Note 6 to the Consolidated Financial Statements.

Factors That May Affect Future Results

     Forward-looking statements in this report and those made from time to time by us through our senior management team are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements are described in our SEC filings. These factors include, but are not limited to, the following:

Risks Related to Our Business

     Our business depends upon the performance of our companies, which is uncertain.

     If our companies do not succeed, the value of our assets could be significantly reduced and require substantial impairments or write-offs, and our results of operations and the price of our common stock could decline. The risks relating to our companies include:

•	many of our companies have a history of operating losses or a limited operating history and may never be profitable;

•	intensifying competition affecting the products and services our companies offer could adversely affect their businesses, financial condition, results of operations and prospects for growth;

•	inability to adapt to the rapidly changing marketplaces;

•	inability to manage growth;

•	the need for additional capital to fund their existing operations, which we may not be able to fund or which may not be available from third parties on acceptable terms, if at all;

•	inability to protect their proprietary rights and infringing on the proprietary rights of others;

•	certain of our companies could face legal liabilities from claims made against their operations, products or work;

•	the impact of economic downturns on their operations, results and growth prospects;

•	inability to attract and retain qualified personnel; and

•	government regulations and legal uncertainties may place financial burdens on the businesses of our companies.

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

     Our consolidated financial results may also vary significantly based upon the companies that are included in our financial statements. For example:

•	At June 30, 2004, we consolidated the results of operations of the following companies: CompuCom Systems, Inc., Alliance Consulting Group Associates, Inc., Pacific Title and Arts Studio, Inc., Mantas, Inc. and Clarient, Inc. (formerly known as ChromaVision Medical Systems, Inc.).

•	In October 2004, CompuCom completed a merger transaction which resulted in the divestiture of our interest in CompuCom. As a result, commencing as of and for the period ending September 30, 2004, we accounted for CompuCom as a discontinued operation and all prior periods were reclassified to conform to this presentation.

•	In December 2004, we completed the purchase of assets from Laureate Pharma, L.P., and we have consolidated the results of operations of the acquired business from the date of the transaction.

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

     The aggregate market value of our interests in our publicly traded companies Clarient, Inc (NASDAQ:CLRT) and eMerge Interactive, Inc. (NASDAQ:EMRG)) was approximately $43.7 million as of March 31, 2005. Fluctuations in the market price of the common stock of our publicly traded companies are likely to affect the price of our common stock. The market price of our public companies’ common stock has been highly volatile.

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

     We and Warren V. Musser, our former Chairman, were named as defendants in a putative class action filed on June 26, 2001 in U.S. District Court for the Eastern District of Pennsylvania (the “District Court”). Plaintiffs allege that defendants failed to disclose that Mr. Musser had pledged some or all of his Safeguard stock as collateral to secure margin trading in his personal brokerage accounts. Plaintiffs allege that defendants’ failure to disclose the pledge, along with their failure to disclose several margin calls, a loan to Mr. Musser, the guarantee of certain margin debt and the consequences thereof on our stock price, violated the federal securities laws. Plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On August 17, 2001, a second putative class action was filed against us and Mr. Musser asserting claims similar to those brought in the first proceeding. In addition, plaintiffs in the second case allege that the defendants failed to disclose possible or actual manipulative aftermarket trading in the securities of our companies, the impact of competition on prospects for one or more of our companies and our lack of a superior business plan. On October 23, 2001, the District Court entered an order consolidating the two cases and, on April 5, 2002, plaintiffs filed a consolidated and amended class action complaint for violation of the federal securities laws. These two cases were consolidated for further proceedings under the name “In Re: Safeguard Scientifics Securities Litigation” and the District Court approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. The plaintiffs filed a consolidated and amended complaint. On May 23, 2002, the defendants filed a motion to dismiss the consolidated and amended complaint for failure to state a claim upon which relief may be granted. On October 24, 2002, the District Court denied the defendants’ motions to dismiss, holding that, based on the allegations of plaintiffs’ consolidated and amended complaint, dismissal would be inappropriate at that juncture. On December 20, 2002, plaintiffs filed with the District Court a motion for class certification. On August 27, 2003, the District Court denied plaintiffs’ motion for class certification. On September 12, 2003, plaintiffs filed with the United States Court of Appeals for the Third Circuit a petition for permission to appeal the order denying class certification. On November 5, 2003, the Third Circuit denied plaintiffs’ petition and declined to hear the appeal. On November 18, 2003, plaintiffs’ counsel moved to intervene new plaintiffs and proposed class representatives in the consolidated action, which motion was denied by the District Court on February 18, 2004. On July 12, 2004, a third putative class action complaint captioned Mandell v. Safeguard Scientifics, Inc., et al. was filed against us and Mr. Musser in the District Court. The new complaint asserts similar claims to those asserted in the consolidated and amended class action complaint. The complaint also asserts individual claims on behalf of two individual plaintiffs who had attempted unsuccessfully to intervene in the consolidated action. We have not yet responded to the new complaint. On August 10, 2004, the District Court entered an order staying all proceedings in the Mandell action pending the District Court’s ruling on defendants’ summary judgment motion in the consolidated action, or until such later time as the District Court may order. On

November 23, 2004, the District Court entered an order granting defendants’ motion for summary judgment. On December 17, 2004, the plaintiffs filed a notice of appeal, seeking to appeal the District Court’s orders granting summary judgment to defendants, denying class certification and denying the motion to intervene new plaintiffs, among other matters. The Third Circuit has not yet taken any action on the appeal. The District Court has not taken any further action with respect to the Mandell action.

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

Future changes in financial accounting standards are likely to impact our future financial position and results of operations

     Proposed initiatives could result in changes in accounting rules, which could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results. Specifically, the adoption of Statement of Financial Accounting Standards (SFAS) 123(R), “Accounting for Stock-Based Compensation,” requires us to recognize the fair value of certain equity instruments as an expense in the reported financial statements as services are performed, rather than footnote only disclosure as currently required. The adoption of this new accounting pronouncement is expected to have a material impact on our financial statements commencing with the three months ending March 31, 2006.

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

Some of our companies rely on the continued availability of their operating facilities.

     Clarient’s laboratory services facility and Laureate Pharma’s manufacturing facilities are operated under and subject to various federal, state and local permits, rules and regulations. As a result, any extended interruption in the availability of these facilities could have a material adverse effect on the results of operations of the respective companies.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in companies in the technology industry, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities. Based on closing market prices at March 31, 2005, the fair market value of our holdings in public securities was approximately $44 million. A 20% decrease in equity prices would result in an approximate $9.0 million decrease in the fair value of our publicly traded securities. At March 31, 2005, the value of the collateral securing the Musser loan included $0.4 million of publicly traded securities. A 20% decrease in the fair value of these securities would result in a charge of approximately $0.1 million.

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

					Fair
Liabilities					Market
				After	Value
	2005	2006	2007	2007	at 3/31/05

Convertible Senior Notes due by year (in millions)	—	—	—	$150.0	$106.9

Fixed Interest Rate	2.625%	2.625%	2.625%	2.625%	2.625%

Interest Expense (in millions)	$1.9	$3.9	$3.9	$63.8	N/A

Item 4.   Controls and Procedures

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

PART II

OTHER INFORMATION

Item 6. Exhibits

     (a) Exhibits.

     The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. For exhibits that previously have been filed, the Registrant incorporates those exhibits herein by reference. The exhibit table below includes the Form Type and Filing Date of the previous filing and the location of the exhibit in the previous filing which is being incorporated by reference herein. Documents which are incorporated by reference to filings by parties other than the Registrant are identified in a footnote to this table.

		Incorporated Filing
		Reference
			Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number

10.1 *	Employment Transition and Retirement Agreement between Safeguard Scientifics, Inc. and Anthony L. Craig dated April 13, 2005	Form 8-K 4/15/05	99.1

10.2 *	Letter Agreement dated February 25, 2005 by and between Safeguard Scientifics, Inc. and John A. Loftus	Form 8-K 2/25/05	99.1

10.3 *	2005 Management Incentive Plan	Form 8-K 4/29/05	99.1

10.4	Fifth Amendment dated March 11, 2005 to Loan Agreement dated September 25, 2003 by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	Form 10-K 3/15/05	10.19.8

10.5	Third Amendment dated as of January 31, 2005 to Loan Agreement dated February 13, 2003 by and between Comerica Bank and ChromaVision Medical Systems, Inc.	Form 8-K 2/3/05	99.2

10.6	Fourth Amendment dated as of March 11, 2005 to Loan Agreement dated February 13, 2003 by and between Comerica Bank and ChromaVision Medical Systems, Inc.	(1)	10.8

10.7	Amended and Restated Unconditional Guaranty dated March 11, 2005 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of ChromaVision)	(1)	10.9

10.8	Reimbursement and Indemnity Agreement dated as of March 11, 2005 by ChromaVision Medical Systems, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	(1)	10.10

10.9	First Amendment dated as of January 31, 2005 to Loan and Security Agreement dated as of December 1, 2004 by and between Comerica Bank and Laureate Pharma, Inc.	Form 8-K 2/3/05	99.3

10.10	Third Amendment dated as of January 28, 2005, to Amended and Restated Loan and Security Agreement dated as of December 15, 2002 by and between Comerica Bank, successor by merger to Comerica Bank—California, and Mantas, Inc.	Form 8-K 2/3/05	99.1

10.11	Fourth Amendment dated as of March 14, 2005, to Amended and Restated Loan and Security Agreement dated as of December 15, 2002 by and between Comerica Bank, successor by merger to Comerica Bank—California, and Mantas, Inc.	Form 10-K 3/15/05	10.22.6

Incorporated Filing
Reference
Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number

10.12	Amended and Restated Loan and Security Agreement dated as of January 31, 2005, by and between Comerica Bank and Pacific Title & Arts Studio, Inc.	Form 8-K 2/3/05	99.4

10.13 †	First Amendment dated as of March 11, 2005 to Amended and Restated Loan and Security Agreement dated as of January 31, 2005, by and between Comerica Bank and Pacific Title & Arts Studio, Inc.	—	—

10.14	Fifth Amendment dated as of May 2, 2005 to Loan Agreement dated May 10, 2002 by and among Comerica Bank, successor by merger to Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 5/6/05	99.1

31.1 †	Certification of Anthony L. Craig pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2 †	Certification of Christopher J. Davis pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1 †	Certification of Anthony L. Craig pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2 †	Certification of Christopher J. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference to the Annual Report on Form 10-K filed March 14, 2005 by ChromaVision Medical Systems, Inc. (SEC File No. 000-22677)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

Date: May 9, 2005	ANTHONY L. CRAIG
Anthony L. Craig
Chief Executive Officer and President

Date: May 9, 2005	CHRISTOPHER J. DAVIS
Christopher J. Davis
Executive Vice President and Chief Administrative and Financial Officer

EXHIBITS

		Incorporated Filing
		Reference
			Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number

10.1 *	Employment Transition and Retirement Agreement between Safeguard Scientifics, Inc. and Anthony L. Craig dated April 13, 2005	Form 8-K 4/15/05	99.1

10.2 *	Letter Agreement dated February 25, 2005 by and between Safeguard Scientifics, Inc. and John A. Loftus	Form 8-K 2/25/05	99.1

10.3 *	2005 Management Incentive Plan	Form 8-K 4/29/05	99.1

10.4	Fifth Amendment dated March 11, 2005 to Loan Agreement dated September 25, 2003 by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	Form 10-K 3/15/05	10.19.8

10.5	Third Amendment dated as of January 31, 2005 to Loan Agreement dated February 13, 2003 by and between Comerica Bank and ChromaVision Medical Systems, Inc.	Form 8-K 2/3/05	99.2

10.6	Fourth Amendment dated as of March 11, 2005 to Loan Agreement dated February 13, 2003 by and between Comerica Bank and ChromaVision Medical Systems, Inc.	(1)	10.8

10.7	Amended and Restated Unconditional Guaranty dated March 11, 2005 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of ChromaVision)	(1)	10.9

10.8	Reimbursement and Indemnity Agreement dated as of March 11, 2005 by ChromaVision Medical Systems, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	(1)	10.10

10.9	First Amendment dated as of January 31, 2005 to Loan and Security Agreement dated as of December 1, 2004 by and between Comerica Bank and Laureate Pharma, Inc.	Form 8-K 2/3/05	99.3

10.10	Third Amendment dated as of January 28, 2005, to Amended and Restated Loan and Security Agreement dated as of December 15, 2002 by and between Comerica Bank, successor by merger to Comerica Bank—California, and Mantas, Inc.	Form 8-K 2/3/05	99.1

10.11	Fourth Amendment dated as of March 14, 2005, to Amended and Restated Loan and Security Agreement dated as of December 15, 2002 by and between Comerica Bank, successor by merger to Comerica Bank—California, and Mantas, Inc.	Form 10-K 3/15/05	10.22.6

10.12	Amended and Restated Loan and Security Agreement dated as of January 31, 2005, by and between Comerica Bank and Pacific Title & Arts Studio, Inc.	Form 8-K 2/3/05	99.4

10.13 †	First Amendment dated as of March 11, 2005 to Amended and Restated Loan and Security Agreement dated as of January 31, 2005, by and between Comerica Bank and Pacific Title & Arts Studio, Inc.	—	—

Incorporated Filing
Reference
Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number

10.14	Fifth Amendment dated as of May 2, 2005 to Loan Agreement dated May 10, 2002 by and among Comerica Bank, successor by merger to Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 5/6/05	99.1

31.1 †	Certification of Anthony L. Craig pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2 †	Certification of Christopher J. Davis pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1 †	Certification of Anthony L. Craig pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2 †	Certification of Christopher J. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith
*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.
(1)	Incorporated by reference to the Annual Report on Form 10-K filed March 14, 2005 by ChromaVision Medical Systems, Inc. (SEC File No. 000-22677)