Form 10-Q
period 2005-06-30
SAFEGUARD SCIENTIFICS INC
filed 2005-08-08
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended June 30, 2005

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
Yes ☑ No ☐
Number of shares outstanding as of August 2, 2005:
Common Stock 119,890,738

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT FORM 10-Q
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements:

Consolidated Balance Sheets — June 30, 2005 (unaudited) and December 31, 2004	3

Consolidated Statements of Operations (unaudited) — Three and Six Months Ended June, 2005 and 2004	4

Consolidated Statements of Cash Flows (unaudited) — Six Months Ended June 30, 2005 and 2004	5

Notes to Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	51

Item 4 — Controls and Procedures	52

PART II — OTHER INFORMATION

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 4 — Submission of Matters to a Vote of Security Holders	53

Item 6 — Exhibits	54

Signatures	56
SECOND AMENDMENT TO LOAN SECURITY AGREEMENT
THIRD AMENDMENT TO LOAN SECURITY AGREEMENT
AFFIRMATION AND AMENDMENT OF GUARANTY
CERTIFICATION OF ANTHONY L. CRAIG PURSUANT TO RULES 13A-15(E) AND 15D-15(E)
CERTIFICATION OF CHRISTOPHER J. DAVIS PURSUANT TO RULES 13A-15(E) AND 15D-15(E)
CERTIFICATION OF ANTHONY L. CRAIG PURSUANT TO SECTION 906
CERTIFICATION OF CHRISTOPHER J. DAVIS PURSUANT TO SECTION 906

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(in thousands except per share data)
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$101,636	$146,874
Restricted cash	818	1,119
Marketable securities	59,190	33,555
Trading securities	252	—
Restricted marketable securities	3,822	3,771
Accounts receivable, less allowances ($1,094 - 2005; $1,078 - 2004)	39,059	37,677
Prepaid expenses and other current assets	4,482	8,974

Total current assets	209,259	231,970
Property and equipment, net	44,606	45,135
Ownership interests in and advances to companies	33,723	35,311
Long-term marketable securities	4,891	11,964
Long-term restricted marketable securities	11,251	13,045
Intangible assets, net	8,871	10,855
Goodwill	93,204	93,049
Note receivable — related party	1,122	1,384
Other	9,550	11,099

Total Assets	$416,477	$453,812

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of credit line borrowings	$18,710	$11,636
Current maturities of long-term debt	3,652	3,820
Accounts payable	5,705	6,370
Accrued compensation and benefits	10,589	12,480
Accrued expenses and other current liabilities	16,912	20,909
Deferred revenue	9,246	7,267

Total current liabilities	64,814	62,482
Long-term debt	5,427	11,210
Other long-term liabilities	12,176	11,785
Convertible senior debentures	150,000	150,000
Deferred taxes	1,031	880
Minority interest	7,302	11,652

Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 119,893 shares issued and outstanding in 2005 and 2004	11,989	11,989
Additional paid-in capital	750,486	750,564
Accumulated deficit	(588,790)	(565,018)
Accumulated other comprehensive income	4,658	11,786
Treasury stock, at cost (2 shares-2005)	(9)	—
Unamortized deferred compensation	(2,607)	(3,518)

Total shareholders’ equity	175,727	205,803

Total Liabilities and Shareholders’ Equity	$416,477	$453,812

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
		(unaudited)
Revenue
Product sales	$3,475	$1,838	$5,506	$4,079
Service sales	44,535	38,013	85,348	74,769

Total revenue	48,010	39,851	90,854	78,848

Operating Expenses
Cost of sales — product	984	1,087	1,723	2,265
Cost of sales — service	31,410	24,098	61,573	48,157
Selling, general and administrative	20,228	25,590	41,630	48,030
Research and development	2,603	3,090	5,492	6,743
Amortization of intangibles	894	790	1,832	1,909

Total operating expenses	56,119	54,655	112,250	107,104

Operating loss	(8,109)	(14,804)	(21,396)	(28,256)
Other income, net	1,259	29,998	1,250	40,477
Impairment — related party	(102)	—	(260)	—
Interest income	1,148	522	2,279	974
Interest expense	(1,564)	(2,500)	(3,100)	(5,678)
Equity loss	(1,376)	(3,927)	(5,407)	(6,301)
Minority interest	1,215	971	2,851	3,342

Net income (loss) from continuing operations before income taxes	(7,529)	10,260	(23,783)	4,558
Income tax (expense) benefit	(150)	(89)	11	(129)

Net income (loss) from continuing operations	(7,679)	10,171	(23,772)	4,429
Net loss from discontinued operations	—	(22,632)	—	(21,524)

Net Loss	$(7,679)	$(12,461)	$(23,772)	$(17,095)

Basic Income (Loss) Per Share:
Income (loss) from continuing operations	$(0.06)	$0.08	$(0.20)	$0.04
Net loss from discontinued operations	—	(0.18)	—	(0.18)

Net Loss Per Share	$(0.06)	$(0.10)	$(0.20)	$(0.14)

Diluted Income (Loss) Per Share:
Income (loss) from continuing operations	$(0.06)	$0.08	$(0.20)	$0.04
Net loss from discontinued operations	—	(0.18)	—	(0.18)

Net Loss Per Share	$(0.06)	$(0.10)	$(0.20)	$(0.14)

Shares Used in Computing Income (Loss) Per Share from continuing operations
— Basic	120,779	119,854	120,714	119,735
— Diluted	120,779	121,088	120,714	121,642
Shares Used in Computing Income (Loss) Per Share from discontinued operations
— Basic and Diluted	120,779	119,854	120,714	119,735
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
	(in thousands)
	(unaudited)
Net cash used in operating activities of continuing operations	$(16,366)	$(22,914)

Cash Flows from Investing Activities of Continuing Operations
Proceeds from sales of available-for-sale and trading securities	—	14,784
Proceeds from sales of and distributions from companies and funds	512	38,408
Advances to companies	(389)	(1,015)
Acquisitions of ownership interests in companies, funds and subsidiaries, net of cash acquired	(3,598)	(1,741)
Repayments of note-receivable — related party	116	4,965
Increase in restricted cash and marketable securities	(44,148)	(8,597)
Decrease in restricted cash and marketable securities	18,513	7,648
Capital expenditures	(5,190)	(4,667)
Proceeds from sale of property and equipment	4,212	—
Capitalized software costs	(39)	(3,773)
Other, net	(61)	(1,513)

Net cash (used in) provided by investing activities of continuing operations	(30,072)	44,499

Cash Flows from Financing Activities of Continuing Operations
Proceeds from convertible senior debentures	—	150,000
Payments of offering costs on convertible senior debentures	—	(4,844)
Repurchase of convertible subordinated notes	—	(145,237)
Payments of costs to repurchase convertible subordinated notes	—	(913)
Borrowings on revolving credit facilities	49,003	35,463
Repayments on revolving credit facilities	(45,430)	(28,360)
Borrowings on term debt	2,737	—
Repayments on term debt	(5,081)	(1,076)
Decrease in restricted cash	508	—
Issuance of Company common stock, net	—	1,270
Issuance of subsidiary common stock, net	64	13,568
Purchase of subsidiary common stock, net	(601)	—
Offering costs on issuance of subsidiary common stock	—	(1,547)

Net cash provided by financing activities of continuing operations	1,200	18,324

Net (Decrease) Increase in Cash and Cash Equivalents	(45,238)	39,909
Cash and Cash Equivalents at beginning of period	146,874	136,715

Cash and Cash Equivalents at end of period	$101,636	$176,624

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
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
     The Company’s Consolidated Statements of Operations, Comprehensive Income (Loss) and Cash Flows include the following subsidiaries:

Three Months Ended June 30,
2005	2004
Alliance Consulting Group Associates	Alliance Consulting Group Associates
Clarient (formerly known as	Clarient
ChromaVision Medical Systems)	Mantas
Laureate Pharma	Pacific Title and Arts Studio
Mantas
Pacific Title and Arts Studio

Six Months Ended June 30,
2005	2004
Alliance Consulting Group Associates	Alliance Consulting Group Associates
Clarient (formerly known as	Clarient
ChromaVision Medical Systems)	Mantas
Laureate Pharma	Pacific Title and Arts Studio
Mantas	Tangram Enterprise Solutions
Pacific Title and Arts Studio	(through February 2004)
     The Company’s Consolidated Balance Sheets include the following majority-owned subsidiaries:

June 30, 2005	December 31, 2004
Alliance Consulting Group Associates	Alliance Consulting Group Associates
Clarient	Clarient
Laureate Pharma	Laureate Pharma
Mantas	Mantas
Pacific Title and Arts Studio	Pacific Title and Arts Studio
     Alliance operates on a 52 or 53-week fiscal year, ending on the Saturday closest to the end of the fiscal period. The Company and all other subsidiaries operate on a calendar year. Alliance’s second quarters ended on July 2, 2005 and July 3, 2004, each a period of 13 weeks and year-to-date a period of 26 weeks and 27 weeks, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2005
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
3. DISCONTINUED OPERATIONS
     On October 1, 2004, the Company completed the sale of its interest in CompuCom.
Results of the discontinued operation are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
	(in thousands)
	(unaudited)
Revenue	$341,913	$641,569
Operating expenses	(339,106)	(635,968)
Impairment	(42,719)	(42,719)
Other	(372)	(293)

Loss before income taxes and minority interest	(40,284)	(37,411)
Income tax expense	4,772	4,044

Loss before minority interest	(35,512)	(33,367)
Minority interest	12,880	11,843

Loss from discontinued operations, net of income taxes	$(22,632)	$(21,524)

4. MARKETABLE SECURITIES
     Marketable securities include the following:

	Current		Long-term
	June 30,	December 31,	June 30,	December 31,
	2005	2004	2005	2004
	(in thousands)
	(unaudited)		(unaudited)
Held-to-maturity:
Certificates of deposit	$20,069	$17,471	$—	$—
U.S. Treasury securities	12,582	15,342	—	—
Mortgage and asset-backed securities	4,530	742	—	—
Commercial paper	22,009	—	—	—

	59,190	33,555	—	—
Restricted U.S. Treasury securities	3,822	3,771	11,251	13,045

	63,012	37,326	11,251	13,045
Available-for-sale:
Equity securities	—	—	4,891	11,964
Trading securities:
Equity securities	252	—	—	—

	$63,264	$37,326	$16,142	$25,009

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2005
     As of June 30, 2005, the contractual maturities of securities are as follows:

	Years to Maturity
		(in thousands)	(unaudited)
	Less Than	One to	No Single
	One Year	Five Years	Maturity Date	Total
Held-to-maturity	$63,012	$11,251	$—	$74,263
Available-for-sale	—	—	4,891	4,891
Trading	252	—	—	252

	$63,264	$11,251	$4,891	$79,406

     As of June 30, 2005 and December 31, 2004, the Company’s investment in available-for-sale securities had a carrying value of zero and unrealized gains of $4.9 million and $12.0 million, respectively, which are reflected in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets. At June 30, 2005, the Company’s investment in trading securities had unrealized losses of $0.2 million, which are reflected in Other Income, Net on the Consolidated Statements of Operations.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
     The following is a summary of changes in the carrying amount of goodwill by segment:

	Alliance	Clarient	Mantas	Total
		(in thousands)	(unaudited)
Balance at December 31, 2004	$54,634	$18,555	$19,860	$93,049
Purchase price adjustments	155	—	—	155

Balance at June 30, 2005	$54,789	$18,555	$19,860	$93,204

     As discussed in Note 18, certain purchase price allocations are not yet final.
     Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite and indefinite useful lives:

	June 30, 2005
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
		(unaudited)
Customer-related	7 years	$3,633	$1,322	$2,311
Technology-related	4 - 10 years	11,428	8,496	2,932
Process-related	3 years	1,363	302	1,061

		16,424	10,120	6,304
Trade Names	Indefinite	2,567	—	2,567

Total		$18,991	$10,120	$8,871

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2005

	December 31, 2004
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
Customer-related	7 years	$3,633	$1,062	$2,571
Technology-related	4 - 10 years	11,422	7,143	4,279
Process-related	3 years	1,500	83	1,417

		16,555	8,288	8,267
Trade Names	Indefinite	2,588	—	2,588

Total		$19,143	$8,288	$10,855

     Amortization expense related to intangible assets was $0.9 million and $1.8 million for the three and six months ended June 30, 2005, and $0.8 million and $1.6 million for the three and six months ended June 30, 2004, respectively. The following table provides estimated future amortization expense related to intangible assets:

Total
(In thousands)
(unaudited)
Remainder of 2005	$1,827
2006	2,068
2007	1,018
2008	639
2009 and thereafter	752

$6,304

6. RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005. The Company is required to adopt SFAS No. 123(R) on January 1, 2006. This new standard may be adopted in one of two ways – the modified prospective transition method or the modified retrospective transition method. The Company is in the process of determining the impact of the requirements of SFAS No. 123(R), which will have a material impact on its consolidated financial statements. See the pro forma disclosures currently provided under SFAS No. 123 as amended by SFAS No. 148, in Note 10.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective prospectively for nonmonetary asset exchanges beginning in our third quarter of 2005. We do not believe adoption of SFAS No. 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2005
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
     The following summarizes the components of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
		(unaudited)
Net Income (Loss) From Continuing Operations	$(7,679)	$10,171	$(23,772)	$4,429

Other Comprehensive Income (Loss), Before Taxes:
Foreign currency translation adjustments	(29)	(111)	(55)	(123)
Unrealized holding gains (losses) in available-for-sale securities	(1,505)	14,464	(7,073)	14,464

Other Comprehensive Income (Loss) from Continuing Operations	(1,534)	14,353	(7,128)	14,341

Comprehensive Income (Loss) from Continuing Operations	(9,213)	24,524	(30,900)	18,770
Loss from discontinued operations	—	(22,632)	—	(21,524)

Comprehensive Income (Loss)	$(9,213)	$1,892	$(30,900)	$(2,754)

8. LONG-TERM DEBT AND CREDIT ARRANGEMENTS
     Consolidated long-term debt consists of the following:

	June 30, 2005	December 31, 2004
	(In thousands)
	(unaudited)
Subsidiary credit line borrowings (guaranteed by the Company)	$18,710	$13,130
Subsidiary term loans (guaranteed by the Company)	4,500	5,000

	23,210	18,130
Other term loans	1,490	2,155
Capital lease obligations	3,089	3,094
Mortgage obligations	—	3,287

	27,789	26,666
Less current maturities	(22,362)	(15,456)

Total long-term debt, less current portion	$5,427	$11,210

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
     Borrowing availability under the facility is reduced by the face amount of outstanding letters of credit, guarantees and all other loan facilities between the same lender and our controlled companies. This credit facility matures in May 2006 and bears interest at the prime rate (6.25% at June 30, 2005) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.0125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times any amounts outstanding under the facility.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2005
     Availability under our revolving credit facility at June 30, 2005 is as follows (in thousands):

	Revolving Credit	Letters of Credit	Total
		(in thousands)
Size of facility	$48,664	$6,336	$55,000
Subsidiary facilities at same bank (a)	(44,000)	—	(44,000)
Outstanding Letter of Credit (b)	—	(6,336)	(6,336)

Amount Available at June 30, 2005	$4,664	$—	$4,664

(a)	The Company’s ability to borrow under its credit facility is limited by the total facilities maintained by its subsidiaries at the same bank. Of the total facilities, $23.2 million is outstanding under these facilities at June 30, 2005 and included as debt on the Consolidated Balance Sheet.

(b)	In connection with the sale of CompuCom, the Company provided to the landlord of CompuCom’s Dallas headquarters lease, a letter of credit, which will expire on March 19, 2019, in an amount equal to $6.3 million.
     On August 1, 2005, the Company amended its credit facility, increasing the facility by $5 million for a period of 180 days to $60 million on the same terms and conditions. In addition, a subsidiary increased their facility by $3 million. Availability under the facility at August 2, 2005 was $6.7 million.
     Five consolidated companies maintain separate revolving credit facilities which provide for aggregate borrowings of $44.0 million. As of June 30, 2005, outstanding borrowings under these facilities were $23.2 million. Borrowings are secured by substantially all of the assets of the respective subsidiaries. These obligations bear interest at variable rates ranging between the prime rate minus 0.5% and the prime rate plus 1.0%. These facilities contain financial and non financial covenants and expire at various points in the first quarter of 2006. During the first quarter of 2005, two subsidiaries did not comply with certain financial covenants and subsequently received waivers from the lender.
     Debt as of June 30, 2005 bears interest at fixed rates ranging between 4.0% and 22% and variable rates indexed to the prime rate plus 1.75% and variable rates indexed to the 3 Year Treasury rate. Debt as of December 31, 2004 bore interest at fixed rates between 4.0% and 22.0% and variable rates indexed to the prime rate plus 1.5%.

Total
(In thousands)
(unaudited)
Remainder of 2005	$1,853
2006	21,808
2007	2,010
2008	1,102
2009 and thereafter	1,016

Total debt	$27,789

9. CONVERTIBLE SUBORDINATED NOTES AND CONVERTIBLE SENIOR DEBENTURES
     In June 1999, the Company issued $200 million of 5% convertible subordinated notes due June 15, 2006 (2006 Notes). During 2004, the Company repurchased or redeemed all of the 2006 Notes for an aggregate cost of $201.4 million, including transaction costs. During the three and six months ended June 30, 2004, the Company recorded $0.5 million and $1.4 million, respectively, of expense related to the acceleration of deferred debt costs associated with the 2006 Notes, which is included in Other Income, Net on the Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2005
     In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on the 2024 Debentures is payable semi-annually. At the debenture holders’ option, the debentures are convertible into our common stock through March 14, 2024, subject to certain conditions. The conversion rate of the debentures at June 30, 2005 was $7.2174 of principal amount per share. The closing price of the Company’s common stock at June 30, 2005 was $1.28. The Debenture holders may require repurchase of the debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount plus accrued and unpaid interest. The Debenture holders may also require repurchase of the debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the debentures commencing March 20, 2009.
     As required by the terms of the 2024 Debentures, after completing the sale of CompuCom, the Company escrowed $16.7 million on October 8, 2004 for interest payments through March 15, 2009 on the 2024 Debentures. A total of $15.1 million is included in Restricted Marketable Securities on the Consolidated Balance Sheet at June 30, 2005, of which $3.8 million is classified as a current asset.
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
     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” — an amendment to SFAS 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2005
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

		Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004
		(in thousands, except per share data)
		(unaudited)
Net (income) loss from continuing operations	As reported	$(7,679)	$10,171	$(23,772)	$4,429
Add: Stock based compensation expense included in the net income (loss)	As reported	519	1,867	1,038	2,392
Deduct: Total stock based employee compensation expense from continuing operations determined under fair value based method for all awards, net of related tax effects		(1,854)	(3,084)	(3,753)	(4,973)

Consolidated net income (loss) from continuing operations	Pro forma	(9,014)	8,954	(26,487)	1,848
Loss from discontinued operations	As reported	—	(22,632)	—	(21,524)
Deduct: Total stock based employee compensation expense from discontinued operations determined under fair value based method for all awards, net of related tax effects		—	(162)	—	(277)

	Pro forma	$(9,014)	$(13,840)	$(26,487)	(19,953)

Basic Income (Loss) Per Share:
Income (loss) from continuing operations	As reported	$(0.06)	$0.08	$(0.20)	$0.04
Loss from discontinued operations	As reported	—	(0.18)	—	(0.18)

		$(0.06)	$(0.10)	$(0.20)	$(0.14)

Income (loss) from continuing operations	Pro forma	$(0.07)	$0.07	$(0.22)	$0.02
Loss from discontinued operations	Pro forma	—	(0.19)	—	(0.19)

		$(0.07)	$(0.12)	$(0.22)	$(0.17)

Diluted Income (Loss) Per Share:
Income (loss) from continuing operations	As reported	$(0.06)	$0.08	$(0.20)	$0.04
Loss from discontinued operations	As reported	—	(0.18)	—	(0.18)

		$(0.06)	$(0.10)	$(0.20)	$(0.14)

Income (loss) from continuing operations	Pro forma	$(0.07)	$0.07	$(0.22)	$0.02
Loss from discontinued operations	Pro forma	—	(0.19)	—	(0.19)

		$(0.07)	$(0.12)	$(0.22)	$(0.17)

Per share weighted average fair value of stock options issued on date of grant		$0.74	$1.67	$0.74	$1.67

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2005
     The following ranges of assumptions were used by the Company, its subsidiaries and its companies accounted for under the equity method to determine the fair value of stock options granted during the three and six months ended June 30, 2005 and 2004 using the Black-Scholes option-pricing model for public companies and subsidiaries and the minimum value method for private equity method companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Company
Dividend yield	0%	0%	0%	0%
Expected volatility	85%	95%	85%	95%
Average expected option life	4 years	4 years	4 years	4 years
Risk-free interest rate	4.0%	3.9%	4.0%	3.9%

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Subsidiaries and Equity Method Companies
Dividend yield	0%	0%	0%	0%
Expected volatility	75% to 100%	70% to 108%	70% to 103%	70% to 109%
Average expected option life	4 to 5 years	4 to 5 years	4 to 5 years	4 to 5 years
Risk-free interest rate	3.9% to 4.0%	3.6% to 3.9%	3.9% to 4.1%	2.5% to 3.9%
11. INCOME TAXES
     The Company’s consolidated income tax expense recorded for the three months ended June 30, 2005, was $0.2 million, net of a change in the valuation allowance of $2.4 million. The Company’s consolidated income tax benefit recorded for the six months ended June 30, 2005 was $11 thousand, net of a change in the valuation allowance of $8.1 million. The tax relates primarily to the Company’s share of a net state and foreign taxes recorded by subsidiaries. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2005
12. NET LOSS PER SHARE
     The calculations of net loss per share were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands except per share data)
		(unaudited)
Basic:
Net income (loss) from continuing operations	$(7,679)	$10,171	$(23,772)	$4,429
Net loss from discontinued operations	—	(22,632)	—	(21,524)

Net Loss	$(7,679)	$(12,461)	$(23,772)	$(17,095)

Average common shares outstanding	120,779	119,854	120,714	119,735

Income (loss) from continuing operations	$(0.06)	$0.08	$(0.20)	$0.04
Net income from discontinued operations	—	(0.18)	—	(0.18)

Net loss per share	$(0.06)	$(0.10)	$(0.20)	$(0.14)

Diluted:
Net income (loss) from continuing operations	$(7,679)	$10,171	$(23,772)	$4,429
Effect of dilutive securities	(126)	—	(180)	—
Net loss from discontinued operations	—	(22,632)	—	(21,524)

	$(7,805)	$(12,461)	$(23,952)	$(17,095)

Average common shares outstanding	120,779	121,088	120,714	121,642

Loss per share from continuing operations	$(0.06)	$0.08	$(0.20)	$0.04
Net income from discontinued operations	—	(0.18)	—	(0.18)

Diluted loss per share	$(0.06)	$(0.10)	$(0.20)	$(0.14)

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
     The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:
•	At June 30, 2005, options to purchase 8.7 million shares of common stock at prices ranging from $1.03 to $45.47 per share, were excluded from the 2005 calculations. At June 30, 2004, options to purchase 9.5 million shares of common stock at prices ranging from $1.25 to $50.98 per share, were excluded from the 2004 calculations.

•	At June 30, 2005 and 2004, restricted stock units convertible into 0.1 million and 0.2 million shares, respectively, of stock and deferred stock units convertible into 0.5 million and 1.1 million shares, respectively, were excluded from the calculations.

•	For the three and six months ended June 30, 2004, 3.1 million and 5.2 million shares related to the Company’s 2006 Notes (See Note 9) representing the weighted average effect of assumed conversion of the 2006 Notes were excluded from the calculation.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2005
•	For the three and six months ended June 30, 2005, 20.8 million shares related to the Company’s 2024 Debentures (See Note 9) representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculation. For the three and six months ended June 30, 2004, 20.8 million and 15.3 million shares related to the Company’s 2024 Debentures representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculation.
13. PARENT COMPANY FINANCIAL INFORMATION
     Parent company financial information is provided to present the financial position and results of operations of the Company as if the consolidated companies (see Note 2) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies.
Parent Company Balance Sheets

	June 30, 2005	December 31, 2004
	(In thousands)
	(unaudited)
Assets
Cash and cash equivalents	$91,242	$128,262
Restricted cash	568	561
Marketable securities	59,442	33,555
Restricted marketable securities	3,822	3,771
Other current assets	1,829	2,506

Total current assets	156,903	168,655
Ownership interests in and advances to companies	170,316	179,870
Long-term marketable securities	4,891	11,964
Long-term restricted marketable securities	11,251	13,045
Note receivable — related party	1,122	1,384
Other	5,173	5,701

Total Assets	$349,656	$380,619

Liabilities and Shareholders’ Equity
Current liabilities	14,037	14,497
Long-term liabilities	9,892	10,319
Convertible senior debentures	150,000	150,000
Shareholders’ equity	175,727	205,803

Total Liabilities and Shareholders’ Equity	$349,656	$380,619

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2005
Parent Company Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(in thousands)
		(unaudited)
Operating expenses	$(3,617)	$(4,639)	$(8,233)	$(9,165)
Other income, net	920	29,998	910	40,354
Impairment — related party	(102)	—	(260)	—
Interest income	1,117	457	2,200	890
Interest expense	(1,236)	(2,316)	(2,472)	(5,334)
Equity loss	(4,761)	(13,329)	(15,917)	(22,316)

Net income (loss) from continuing operations	(7,679)	10,171	(23,772)	4,429
Equity loss attributable to discontinued operations	—	(22,632)	—	(21,524)

Net Loss	$(7,679)	$(12,461)	$(23,772)	$(17,095)

Parent Company Statements of Cash Flows

	Six Months Ended June 30,
	2005	2004
	(in thousands)
	(unaudited)
Net cash used in operating activities of continuing operations	$(12,149)	$(12,525)

Cash Flows from Investing Activities of Continuing Operations
Proceeds from sales of available-for-sale and trading securities	—	14,784
Proceeds from sales of and distributions from companies	512	38,408
Advances to companies	(389)	(615)
Acquisitions of ownership interests in companies and subsidiaries, net of cash acquired	(3,598)	(14,241)
Repayment of note-receivable — related party	116	4,965
Increase in restricted cash and marketable securities	(44,148)	(13,097)
Decrease in restricted cash and marketable securities	18,513	12,148
Proceeds from sale of property and equipment	4,160	—
Capital expenditures	(37)	(212)
Other, net	—	(420)

Net cash (used in) provided by investing activities of continuing operations	(24,871)	41,720

Cash Flows from Financing Activities of Continuing Operations
Proceeds from convertible senior debentures	—	150,000
Payment of offering costs on convertible senior debentures	—	(4,844)
Repurchase of convertible subordinated notes	—	(145,237)
Payment of costs to repurchase convertible subordinated notes	—	(913)
Issuance of Company common stock, net	—	1,270

Net cash provided by financing activities of continuing operations	—	276

Net (Decrease) Increase in Cash and Cash Equivalents	(37,020)	29,471
Cash and Cash Equivalents at beginning of period	128,262	121,518

Cash and Cash Equivalents at end of period	$91,242	$150,989

     The decrease in Parent Company cash and cash equivalents is primarily due the increase in marketable securities, as the Company invested in longer-term securities, including commercial paper and certificates of deposit, due to the higher interest rates on longer-term maturities.
     At June 30, 2005, total parent company cash, cash equivalents and marketable securities were $151 million, versus $162 million at December 31, 2004.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2005
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
     As of June 30, 2005 and December 31, 2004, the Company’s assets were primarily located in the United States.
     The following represents the segment data from continuing operations:

	Three Months Ended June 30, 2005
	(in thousands)
	(unaudited)
									Total
					Pacific	Other	Total	Other	Continuing
	Alliance	Clarient	Laureate	Mantas	Title	Companies	Segments	Items	Operations
Revenues	$21,473	$5,209	$3,792	$8,088	$9,448	$—	$48,010	$—	$48,010
Operating income (loss)	$48	$(3,246)	$(2,708)	$(776)	$2,190	$—	$(4,492)	$(3,617)	$(8,109)
Net income (loss)	$(163)	$(1,994)	$(2,788)	$(775)	$2,485	$(1,484)	$(4,719)	$(2,960)	$(7,679)

Segment Assets
June 30, 2005	$80,601	$35,806	$30,790	$36,391	$19,372	$38,866	$241,826	$174,651	$416,477
December 31, 2004	$85,183	$40,875	$33,332	$37,504	$16,301	$47,275	$260,470	$193,342	$453,812

	Three Months Ended June 30, 2004
	(in thousands)
	(unaudited)
								Total
				Pacific	Other	Total	Other	Continuing
	Alliance	Clarient	Mantas	Title	Companies	Segments	Items	Operations
Revenues	$23,779	$2,391	$5,495	$8,186	$—	$39,851	$—	$39,851
Operating income (loss)	$(1,989)	$(5,473)	$(4,309)	$1,606	$—	$(10,165)	$(4,639)	$(14,804)
Net income (loss)	$(2,064)	$(3,349)	$(5,246)	$1,346	$27,021	$17,708	$(7,537)	$10,171

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2005

	Six Months Ended June 30, 2005
	(in thousands)
	(unaudited)
									Total
					Pacific	Other	Total	Other	Continuing
	Alliance	Clarient	Laureate	Mantas	Title	Companies	Segments	Items	Operations
Revenues	$43,256	$9,216	$6,437	$15,173	$16,772	$—	$90,854	$—	$90,854
Operating income (loss)	$(512)	$(7,442)	$(5,900)	$(2,421)	$3,112	$—	$(13,163)	$(8,233)	$(21,396)
Net income (loss)	$(863)	$(4,532)	$(6,043)	$(2,428)	$3,345	$(5,506)	$(16,027)	$(7,745)	$(23,772)

	Six Months Ended June 30, 2004
	(in thousands)
	(unaudited)
								Total
				Pacific	Other	Total	Other	Continuing
	Alliance	Clarient	Mantas	Title	Companies	Segments	Items	Operations
Revenues	$47,259	$4,322	$11,128	$14,861	$1,278	$78,848	$—	$78,848
Operating income (loss)	$(2,242)	$(9,196)	$(8,515)	$2,258	$(1,396)	$(19,091)	$(9,165)	$(28,256)
Net income (loss)	$(2,375)	$(5,846)	$(8,839)	$1,968	$35,571	$20,479	$(16,050)	$4,429
Other Items

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
		(unaudited)
Corporate operations	$(2,810)	$(7,448)	$(7,756)	$(15,921)
Income tax benefit (expense)	(150)	(89)	11	(129)

	$(2,960)	$(7,537)	$(7,745)	$(16,050)

18. BUSINESS COMBINATIONS
   Acquisitions by the Company — 2005
     In April and June 2005, the Company acquired additional shares of Pacific Title from minority shareholders for a total of $1.3 million, increasing its ownership in Pacific Title from 93% to 100%.
   Acquisitions by the Company — 2004
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
JUNE 30, 2005
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2004
	(In thousands except per share data)
	(unaudited)
Total Revenues	$42,859	$83,044
Net income (loss)	$9,122	$(23)
Diluted loss per share	$(0.05)	$—
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
     The loan bears interest at the default annual rate of 9% and became payable on a limited basis on January 1, 2003. The Company sent Mr. Musser a demand notice in January 2003 and, when no payment was received, a default notice. In conjunction with the original loan, Mr. Musser granted the Company security interests in securities and real estate as collateral. Based on the information available to us, the Company also concluded that Mr. Musser may not have sufficient personal assets to satisfy the outstanding balance due under the loan when the loan becomes full recourse against Mr. Musser on May 18, 2006. To date the Company has impaired the loan by $15.8 million, including an aggregate of $0.3 million in 2005, to the estimated value of the collateral that the Company held at each respective date. The Company’s carrying value of the loan at June 30, 2005 is $1.1 million. The Company will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis.
20. COMMITMENTS AND CONTINGENCIES
     The Company and its subsidiaries are involved in several pending legal actions including the Safeguard Securities litigation and the CompuCom Securities litigation, as described in the Company’s 2004 Annual Report on Form 10-K. There were no material developments in these actions during the quarter ended June 30, 2005.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2005
     In connection with its ownership interests in certain affiliates, the Company has the following outstanding guarantees:

		Debt Included on
		Consolidated Balance
	Amount	Sheet at June 30, 2005
	(in millions)
Consolidated Companies Guarantees — Credit Facilities	$33.5	$23.2
Other Consolidated Company Guarantees — Operating leases	5.9	—
Non-consolidated Company Guarantees	3.8	—

Total	$43.2	$23.2

     Additionally, we have committed capital of approximately $22.0 million related to commitments made in prior years to various private equity funds and a private company, to be funded over the next several years, including approximately $11.3 million which is expected to be funded during the next twelve months.
     On August 1, 2005, the Company increased its guarantee of a subsidiary facility by $3 million.
     Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner to the certain private equity funds (the “clawback”). Assuming the funds in which were are a general partner are liquidated or dissolved on June 30, 2005 and assuming for these purposes the only distributions from the funds are equal to the carrying value of the funds on the June 30, 2005 financial statements, the maximum clawback we would be required to return for our general partner interest is approximately $7 million. Management estimates its liability to be approximately $4 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.
     The Company’s previous ownership in the general partner of the funds which have potential clawback liabilities range from 19-30%. The clawback liability is joint and several, such that the Company may be required to fund the clawback for other general partners should they default. The funds have taken several steps to reduce the potential liabilities should other general partners default, including withholding all general partner distributions in escrow and adding rights of set-off among certain funds. The Company believes its liability due to the default of other general partners is remote.
     In October 2001, the Company entered into an agreement with Mr. Musser, its former Chairman and Chief Executive Officer, to provide for annual payments of $650,000 per year and certain health care and other benefits for life. The related current liability of $0.5 million is included in Accrued Expenses and the long-term portion of $3.6 million is included in Other Long-Term Liabilities on the Consolidated Balance Sheets at June 30, 2005.
     The Company has employment agreements with certain executive officers that provide for severance payments to the executive officer in the event the officer is terminated without cause or an officer terminates his employment for “good reason”.
     Certain employees of our subsidiaries have the right to require the respective subsidiary to purchase shares of common stock of the subsidiary received by the employee pursuant to the exercise of options. The employee must hold the shares for at least six months prior to exercising this right. The required purchase price is 75% — 100% of the fair market value at the time the right is exercised, and in some cases is subject to a floor of $1.58. At June 30, 2005, the repurchase provisions of these programs are not material.

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
     We see growing market opportunities for companies that operate in the following two categories:
▪ Information Technology. Including companies focused on complex information technology, software and service solutions; and
▪ Life Sciences. Including companies focused on drug formulation or delivery techniques, specialty pharmaceuticals, diagnostics or     devices.
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

     During 2005, we are focusing our resources on the operations of our consolidated companies — Alliance Consulting, Clarient (formerly ChromaVision), Laureate Pharma, Mantas and Pacific Title. In addition, we are continuing to pursue potential acquisitions and business combinations. We anticipate that any new acquisitions will involve companies that are either in the information technology or life sciences industries or are complementary to our existing companies.
     In addition, we hold interests in a number of other companies, that do not currently operate in the categories described above or that operate in these categories but in which we generally own less than a majority interest. We also participate in earlier stage technology development through our interests in several private equity funds.
     Many of our companies are technology-related companies that have incurred substantial losses in the first half of 2005, and in prior periods. We expect some of these losses to continue as we move further into 2005, while we also expect reductions in their operating losses. In addition, we expect to continue to acquire interests in more technology-related companies that may have operating losses when we acquire them. We also expect certain of our existing companies to continue to invest in their products and services and to recognize operating losses related to those activities. As a result, our operating losses attributable to our corporate operations and our companies could continue to be significant. Our financial results also are affected by acquisitions or dispositions of companies or equity or debt interests in companies. These transactions have resulted in significant volatility in our financial results, which we expect will continue.
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
     Clarient generates revenue from lab services, instrument sales and fee-per-use charges. Clarient recognizes revenue for diagnostic services at the time of completion of services at amounts equal to the contractual rates allowed from third parties including Medicare, insurance companies and, to a small degree, private patients. These expected amounts are based both on Medicare allowable rates and Clarient ‘s collection experience with other third party payors.
     Clarient places many of its proprietary ACIS® units with users on a “fee-per-use” basis. Clarient recognizes revenue based on the greater of actual usage fees or the minimum monthly rental fee. Under this pricing model, Clarient owns most of the ACIS® instruments that are engaged in service and, accordingly, all related depreciation and maintenance and service costs are expensed as incurred. For those instruments that are sold, Clarient recognizes and defers revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” At the outset of the arrangement with the customer, Clarient defers revenue for the fair value of its undelivered elements (e.g., maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically twelve months. Revenue on system sales is recognized upon acceptance by the customer, often subsequent to a testing and evaluation period. Systems sold under a leasing agreement are accounted for as sales-type leases pursuant to SFAS No. 13, “Accounting for Leases,” if applicable. Clarient recognizes the net effect of those transactions as a sale because of the bargain purchase option granted to the lessee.
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
     The carrying value of goodwill at June 30, 2005 was $93 million.
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
     The carrying value of net intangible assets at June 30, 2005 was $9 million. The carrying value of net property and equipment at June 30, 2005 was $45 million.
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
     As of June 30, 2005, the value of the collateral pledged by Mr. Musser to secure the loan had an approximate value of $1.1 million compared to the loan’s carrying value of $1.1 million after giving effect to a $0.1 million impairment charge in the second quarter of 2005. The collateral pledged includes $0.4 million of publicly traded securities, $0.2 million of privately held securities, and $0.5 million of private equity fund interests. The publicly traded securities are valued using quoted market prices, the privately held securities have been valued based on the price at which the privately held company has offered to pay shareholders to acquire the shares and the private equity fund interests are valued based upon the estimated fair value of the net assets of the fund. We will continue to evaluate the value of the collateral compared to the carrying value of the note on a quarterly basis.
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
     The Company’s operating results by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Alliance	$(163)	$(2,064)	$(863)	$(2,375)
Clarient	(1,994)	(3,349)	(4,532)	(5,846)
Laureate	(2,788)	—	(6,043)	—
Mantas	(775)	(5,246)	(2,428)	(8,839)
Pacific Title	2,485	1,346	3,345	1,968
Other companies	(1,484)	27,021	(5,506)	35,571

Total segments	(4,719)	17,708	(16,027)	20,479

Other items
Corporate operations	(2,810)	(7,448)	(7,756)	(15,921)
Income tax benefit (expense)	(150)	(89)	11	(129)

Total other items	(2,960)	(7,537)	(7,745)	(16,050)

Net income (loss) from continuing operations	(7,679)	10,171	(23,772)	4,429
Discontinued operations, net of taxes	—	(22,632)	—	(21,524)

Net Loss	$(7,679)	$(12,461)	$(23,772)	$(17,095)

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

Alliance
     Alliance operates on a 52 or 53-week fiscal year, ending on the Saturday closest to the end of the fiscal period. Alliance’s second quarter ended on July 2, 2005, a period of 13 weeks and July 3, 2004, a period of 13 weeks, and year-to-date a period of 26 weeks and 27 weeks, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Revenue	$21,473	$23,779	$43,256	$47,259

Operating expenses
Cost of sales	14,801	16,202	29,757	32,476
Selling, general and administrative	6,400	9,446	13,532	16,774
Amortization of intangibles	224	120	479	251

Total operating expenses	21,425	25,768	43,768	49,501

Operating income (loss)	48	(1,989)	(512)	(2,242)
Other loss, net	(23)	—	(22)	—
Interest, net	(188)	(81)	(335)	(140)
Minority interest	—	6	6	7

Net loss before income taxes	$(163)	$(2,064)	$(863)	$(2,375)

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
     In October 2004, Alliance acquired Mensamind, (now Alliance India) a software development company based in Hyderabad, India. This acquisition has enabled Alliance to provide offshore capabilities to its existing and new clients. Since the transaction was completed in October 2004, the acquisition did not have a material effect on the consolidated operating results of Alliance for 2004. Alliance expects that revenue from off-shore operations will increase substantially as compared to 2004, but will account for less than five percent of total revenue in 2005.
     At June 30, 2005, we owned 100% of Alliance.
Revenue.
Quarter 2005 vs. 2004. Revenue, including reimbursement of expenses, decreased $2.3 million, or 9.7%, to $21.5 million in 2005 as compared to $23.8 million in 2004. This decrease is primarily due to its largest customer canceling 2005 active projects to control its costs and the prior year including a substantial acquisition-related integration project for the same customer. Alliance expects that this customer will begin spending in the later half of the year but not at its 2004 spending levels. Revenue for the rest of 2005 is expected to benefit from continued growth in two new service offerings — Master Data Management (MDM) and Global Delivery — which were introduced during 2004. MDM includes business intelligence and data management as well as corporate performance management. Global Delivery is Alliance’s high quality, lower priced offshore delivery and support service. These new services generated an aggregate of $0.9 million of revenue during the second quarter of 2005.

     Alliance’s top ten customers accounted for approximately 59% of total revenue in 2005 as compared to approximately 57% of total revenue in 2004. One customer individually had revenue greater than 10% of total revenue during the quarter while a different customer generated revenue greater than 10% of total revenue during 2004.
     Year-to-date 2005 vs. 2004. Revenue, including reimbursement of expenses, decreased $4.0 million, or 8.5%, to $43.3 million in 2005 as compared to $47.3 million in 2004. This decrease is primarily due to its largest customer canceling active projects to control their costs and the prior year including a substantial acquisition-related integration project, continued consolidation within the pharmaceutical and financial services sectors and completion of several longer term engagements during 2004 without follow-on services. Master Data Management and Global Delivery generated an aggregate of $2.1 million of revenue in 2005.
     Alliance’s top ten customers accounted for approximately 59% of total revenue in 2005 as compared to approximately 53% of total revenue in 2004. One customer individually had revenue greater than 10% of total revenue while a different customer generated revenue greater than 10% of total revenue during 2004.
     Due to targeted sales efforts, Alliance expects both revenue and incremental gross profit associated with MDM and Global Delivery to increase in future periods. Overall revenue growth continues to be impacted by general economic uncertainty, causing many clients to delay project starts, award projects in multiple stages instead of one large project or curtail their IT spending.
Cost of Sales.
Quarter 2005 vs. 2004. Cost of sales decreased $1.4 million, or 8.6%, to $14.8 million in 2005 as compared to $16.2 million in 2004. This decrease was a direct result of the decrease in revenue. Gross margin decreased to 31.1% from 31.9% due to the completion of higher margin acquisition-related integration work in 2004. In addition, the increase in overall pricing pressures within the industry and increased employee and contractor costs as competition for talent has increased with declines in unemployment levels have negatively impacted margins. Also, pricing concessions made to customers in exchange for greater volume were partially offset by the introduction of higher margin service offerings during the year and internal improvements surrounding project management that prevented cost overruns during the delivery process.
Year-to-date 2005 vs. 2004. Cost of sales decreased $2.7 million, or 8.4%, to $29.8 million in 2005 as compared to $32.5 million in 2004. This decrease was a direct result of the decrease in revenue. Gross margin remained flat at 31.2% in 2005 as compared to 31.3% in 2004. In addition, the increase in overall pricing pressures within the industry and increased employee and contractor costs as competition for talent has increased with declines in unemployment levels have negatively impacted margins. Also, pricing concessions made to customers in exchange for greater volume were offset by the introduction of higher margin service offerings during the year and internal improvements surrounding project management that prevented cost overruns during the delivery process.
     During the balance of 2005, gross margins are expected to continue to be impacted by general economic uncertainty, pricing pressures both with clients and consultants, resource availability and efficiency in project management.
Selling, General and Administrative.
Quarter 2005 vs. 2004. Selling, general and administrative costs decreased $3.0 million, or 32.2%, to $6.4 million in 2005 as compared to $9.4 million in 2004. Selling, general and administrative expenses were 29.8% of revenue in 2005 as compared to 39.7% of revenue in 2004. The decrease in dollars and as a percentage of revenue are due to the cost savings associated with transitioning certain support functions to Alliance India, relocating Alliance’s corporate headquarters and Philadelphia sales office, and a decrease in variable compensation due to the decline in revenue. In addition, 2004 included $0.7 million of severance related to a former executive and stock-based compensation charges for certain other executives.
Year-to-date 2005 vs. 2004. Selling, general and administrative costs decreased $3.2 million, or 19.3%, to $13.5 million in 2005 as compared to $16.8 million in 2004. Selling, general and administrative expenses were 31.3% of revenue in 2005 as compared to 35.5% of revenue in 2004. The decrease in dollars and as a percentage of revenue are due to the cost savings associated with transitioning certain support functions to India, and relocating its corporate headquarters while reducing and Philadelphia sales office and a decline in variable compensation due to the decline in revenue. In addition, 2004 included $0.7 million of severance related to a former executive and stock-based compensation charges for certain other executives.

     Selling, general and administrative expenses are expected to increase as the business continues to grow; however, as a percentage of revenue, costs are expected to decrease as headcount additions made during 2004 and the office relocations begin to generate a return on investment.
Amortization.
Quarter 2005 vs. 2004. Amortization expense associated with amortizable intangible assets increased $0.1 million to $0.2 million in 2005 as compared to $0.1 million in 2004. The increase was due to an increase in amortizable intangible assets as a result of Alliance’s acquisition of Mensamind during October 2004.
Year-to-date 2005 vs. 2004. Amortization expense associated with amortizable intangible assets increased $0.2 million to $0.5 million in 2005 as compared to $0.3 million in 2004. The increase was due to an increase in amortizable intangible assets as a result of Alliance’s acquisition of Mensamind during October 2004.
Amortization expense is not expected to change for the remainder of 2005.
Net Loss Before Income Taxes.
Quarter 2005 vs. 2004. Net loss decreased $1.9 million or 92.1% to $0.2 million in 2005 as compared to $2.1 million in 2004. The improvement in selling, general and administrative expenses was partially offset by the decline in revenue during 2005.
Year-to-date 2005 vs. 2004. Net loss decreased $1.5 million or 63.7% to $0.9 million in 2005 as compared to $2.4 million in 2004. The improvement in selling, general and administrative expenses was partially offset by the decline in revenue during 2005.
Clarient

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Revenue	$5,209	$2,391	$9,216	$4,322

Operating expenses
Cost of sales	2,699	1,143	5,184	2,080
Selling, general and administrative	4,632	5,112	9,086	8,414
Research and development	759	1,244	1,646	2,219
Amortization of intangibles	365	365	742	805

Total operating expenses	8,455	7,864	16,658	13,518

Operating loss	(3,246)	(5,473)	(7,442)	(9,196)
Interest, net	(23)	(13)	(50)	(69)
Minority interest	1,275	2,137	2,960	3,419

Net loss before income taxes	$(1,994)	$(3,349)	$(4,532)	$(5,846)

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
     As of June 30, 2005, we owned a 57% voting interest in Clarient.
Revenue.
Quarter 2005 vs. 2004. Revenue increased $2.8 million or 117.9% in 2005 as compared to 2004. Clarient attributes this increase to its new diagnostic services offerings, which totaled $2.6 million in 2005, as compared to approximately $0.2 million in 2004, when Clarient first began their laboratory operations. Revenue generated from system sales increased $0.7 million in 2005 as compared to 2004. At total of 14 ACIS® units were sold in 2005 as compare to 5 systems in 2004. These increases were partially offset by a decline in fee-per-use revenue of $0.4 million, which was caused by a reduction of ACIS® placements as a result of customers electing to purchase their equipment following the expiration of their lease.
Year-to-date 2005 vs. 2004. Revenue increased $4.9 million in 2005 as compared to 2004. Clarient attributes this increase to its new diagnostic services offerings, which totaled $4.5 million in 2005, with no significant comparable figure in 2004 as these services commenced late in the second quarter of 2004. Revenue generated from system sales increased $1.2 million in 2005 as compared to 2004. A total of 24 ACIS® systems were sold in 2005 as compared to 8 systems in 2004. These increases were partially offset by a decrease in fee-per-use revenue of $0.7 million in 2005 as compared to 2004, which was caused by a reduction of ACIS® placements as a result of customers electing to purchase their equipment following the expiration of their lease.
     Clarient anticipates that diagnostic services revenues will continue to increase throughout 2005 because it is now able to offer a more comprehensive suite of advanced cancer diagnostic tests. Additionally, they expect revenue from the system sales to increase as a result of their distribution arrangement with DAKO and due to an expanded sales force and marketing efforts to biotechnology and pharmaceutical companies (and their academic research partners).
Cost of Sales.
Quarter 2005 vs. 2004. Cost of sales increased $1.6 million or 136.1% in 2005 as compared to 2004. Cost of sales related to diagnostic services was $2.0 million in 2005 as compared to $0.1 million in 2004, when Clarient commenced offering diagnostic laboratory services. Costs were approximately 77% of diagnostic services revenue. Cost of sales related to system sales and fee-per-use declined in 2005 as compared to 2004. Gross margins for system sales were 75% in 2005 as compared to 55% in 2004. The improvement was due primarily to lower costs of sale for systems sold, which in many cases were refurbished older systems, and due to lower costs of field service.
Year-to-date 2005 vs. 2004. Cost of sales increased $3.1 million or 149.2% in 2005 as compared to 2004. Cost of sales related to diagnostic services was $3.9 million in 2005. Costs were approximately 87% of diagnostic services revenue. Cost of sales related to system sales and fee-per-use declined in 2005 as compared to 2004. Gross margins for system sales were 73% in 2005 as compared to 52% in 2004. The improvement was due primarily to lower costs of sale for systems sold, which in many cases were refurbished older systems, and also due to lower costs of field service.
     Clarient believes that as the diagnostic services operation increases in size throughout 2005, margins for this business will increase to target levels of approximately 40%. However, depending on the pace of the revenue increase for these services it may take anywhere from two to four quarters or longer for Clarient to begin realizing margins of this magnitude. Clarient expects that margins for the remainder of 2005 will be similar to those achieved in the most recent quarter from systems sales in non-exclusive markets such as to pharmaceutical companies. Clarient expects that the margins for systems sold through the DAKO distribution agreement will be lower as a result of the pricing terms of their arrangement with DAKO, although they anticipate an increase in the number of systems sold.
Selling, General and Administrative.
Quarter 2005 vs. 2004. Selling, general and administrative costs decreased $0.5 million or 9.4% in 2005 as compared to 2004. Clarient attributes the decline to higher expenses in 2004 related to various legal costs, non-cash compensation charges related to stock options and restricted stock and outside consulting costs for interim CEO management services. Partially offsetting the decline is an increase related to diagnostic services administration costs and the reduction in personnel as a result of the fourth quarter 2004 workforce reduction. Diagnostic services administration includes the costs of senior medical staff, senior operations personnel, collection costs, consultants and legal resources to facilitate implementation of the diagnostic services operation.
Year-to-date 2005 vs. 2004. Selling, general and administrative costs increased $0.7 million or 8.0% in 2005 as compared to 2004. Clarient attributes the increase to diagnostic services administration, partially offset by a decline in selling, general and administrative costs due to higher expenses in 2004 related to various legal costs, non-cash compensation charges related to stock options and restricted stock and outside consulting costs for interim CEO management services and the result of the fourth quarter 2004 workforce reduction. Partially offsetting the decline is an increase related to diagnostic services administration costs.
     Clarient anticipates that selling, general and administrative costs will increase in the future with the addition of sales resources to support the projected increase in service revenues and due to higher collection costs from a third party billing and collection company on an anticipated increase in revenue.
Research and Development.
Quarter 2005 vs. 2004. Research and development costs declined $0.5 million or 39.0% in 2005 as compared to 2004. Clarient attributes the decline primarily to the reduction in personnel that resulted in a fourth quarter 2004 workforce reduction.
Year-to-date 2005 vs. 2004. Research and development costs declined $0.6 million or 25.8% in 2005 as compared to 2004. Clarient attributes the decline primarily to the reduction in personnel that resulted in a fourth quarter 2004 workforce reduction.
     Clarient expects these costs to increase over the next several quarters to support the new development activity contemplated in their distribution and development agreement with DAKO. A portion of these expenses will be funded by DAKO under the terms of Clarient's distribution and development agreement. These new development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS® and increase the attractiveness of the ACIS® as a tool for researchers, are important to increasing clinical system test volume, expanding the number of clinical system placements, and increasing research system sales.
Net Loss Before Income Taxes.
Quarter 2005 vs. 2004. Net loss declined $1.4 million or 40.5% in 2005 as compared to 2004. The decline in net loss is primarily attributable to the reasons discussed above, partially offset by a $0.9 million reduction in minority interest.
Year-to-date 2005 vs. 2004. Net loss declined $1.3 million or 22.5% in 2005 as compared to 2004. The decline in net loss is primarily attributable to the reasons discussed above, partially offset by a $0.5 million reduction in minority interest.

Laureate Pharma
     We acquired 100% of Laureate Pharma in December 2004. As a result, there is no comparative financial information for the prior year period.

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
	(In thousands)
Revenue	$3,792	$6,437

Operating expenses
Cost of sales	5,438	10,250
Selling, general and administrative	1,062	2,087

Total operating expenses	6,500	12,337

Operating loss	(2,708)	(5,900)
Interest, net	(80)	(143)

Net loss before income taxes	$(2,788)	$(6,043)

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
     As of June 30, 2005, we owned a 100% voting interest in Laureate Pharma.
     Laureate’s revenue is generated by the sale of contract manufacturing services to support the development and commercialization of pharmaceutical products. Revenue is generally recognized upon the performance of services. Certain services are performed under fixed-price contracts. Revenue from these contracts is recognized on a percentage of completion basis based on costs incurred to total estimated costs to be incurred. Any anticipated losses on contracts are expensed when identified.
Revenue.
     Quarter June 30, 2005 vs. March 31, 2005. Revenue increased $1.1 million in the second quarter of 2005 as compared to the first quarter of 2005. Laureate attributes this increase to revenue associated with a remediation project at their Totowa facility as well as revenue generated from a single project at the Princeton facility.
Operating Expenses.
     Quarter June 30, 2005 vs. March 31, 2005. Operating expenses increased $0.7 million or 11.4% in the second quarter of 2005 as compared to the first quarter of 2005. Laureate attributes this increase to costs such as temporary help and consultants as well as materials and lab supplies associated with the increase in revenue.

     Laureate Pharma’s customers often pursue drugs that are in early stages of clinical trials, and thus have high failure rates. Losses of one or more customer projects can result in significant swings in revenue and profitability from quarter to quarter and year to year. Although there has been a trend among biopharmaceutical companies to outsource drug production functions, this trend may not continue. Many of Laureate Pharma’s contracts are short term in duration. As a result, Laureate Pharma must continually replace many of its contracts with new contracts to sustain its revenue.
Mantas

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Revenue	$8,088	$5,495	$15,173	$11,128

Operating expenses
Cost of sales	3,889	3,127	7,555	6,251
Selling, general and administrative	2,826	4,526	5,582	8,855
Research and Development	1,844	1,846	3,846	3,926
Amortization of intangibles	305	305	611	611

Total operating expenses	8,864	9,804	17,594	19,643

Operating loss	(776)	(4,309)	(2,421)	(8,515)
Other income, net	—	—	—	—
Interest, net	1	(14)	(7)	(16)
Minority interest	—	(923)	—	(308)

Net loss before income taxes	$(775)	$(5,246)	$(2,428)	$(8,839)

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
     As of June 30, 2005, we owned 88% voting interest in Mantas.
Revenue.
Quarter 2005 vs. 2004. Total revenue increased $2.6 million or 47.2% in 2005 as compared to 2004. Financial services revenue has increased substantially with an increase in revenue by $2.9 million because of the addition of new customers and incremental sales into existing accounts. Telecommunications revenue has declined quarter over quarter due primarily to delayed customer acceptances resulting from extended installation time.
Year-to-date 2005 vs. 2004. Total revenue increased $4.0 million or 36.3% in 2005 as compared to 2004. Although product license revenue increased substantially within the financial services projects, Mantas did not recognize any product license revenue from telecommunications projects during 2005 which offset this increase.
     Mantas expects revenue to continue to increase in the second half of 2005.
Cost of Sales.
Quarter 2005 vs. 2004. Cost of sales increased $0.8 million or 24.4% in 2005 as compared to 2004. Mantas attributes this increase to increased revenue. Gross margin improved due to improved service margins and additional acceptances during the quarter, partially offset by increased amortization of capitalized software as a result of the release of Mantas 4.x in fall 2004. Services margins within financial services for the quarters were approximately 55% and 26%, respectively. The improvement is primarily due to replacing high cost subcontractors on certain engagements, more focused management in professional services and implementing a more stable product based on one platform as opposed to several.
Year-to-date 2005 vs. 2004. Cost of sales increased $1.3 million or 20.9% in 2005 as compared to 2004. Mantas attributes this increase primarily to increased revenue. Gross margin improved due to improved service margins and additional acceptances during the six months of 2005, partially offset by increased amortization of capitalized software as a result of the release of Mantas 4.x in fall 2004. Services margins within financial services for the year-to-date periods were approximately 43% and 26%, respectively. The improvement is primarily due to replacing high cost subcontractors on certain engagements, more focused management in professional services and implementing a more stable product based on one platform as opposed to several.
     Mantas expects cost of sales to continue to increase at a rate similar to revenue in the second half of 2005.
Selling, General and Administrative.
Quarter 2005 vs. 2004. Selling, general and administrative expense decreased $1.7 million or 37.6% in 2005 as compared to 2004. Mantas attributes this decline to restructuring the product management organization in late 2004 and early 2005, resulting in lower headcount, turnover in sales management in the Americas as well as continued reductions of Mantas’ overall headcount after its merger with SOTAS, Inc. in the fourth quarter of 2003.
Year-to-date 2005 vs. 2004. Selling, general and administrative expense decreased $3.3 million or 37.0% in 2005 as compared to 2004. Mantas attributes this decline primarily to restructuring the product management organization in late 2004 and early 2005, resulting in lower headcount as well as continued reductions of Mantas’ overall headcount after its merger with SOTAS, Inc. in the fourth quarter of 2003.
     Mantas expects these costs to remain stable or increase slightly in the second half of 2005.
Research and Development.
Quarter 2005 vs. 2004. Research and development expense in 2005 remains comparable to 2004. Although the decline in this expense was minimal, the actual research and development costs decreased significantly once the $1.6 million of capitalized software development costs in 2004 are taken into account. This decrease in overall cost is due to completion of Mantas 4.x and a substantially lower overall headcount in the research and development organization.
Year-to-date 2005 vs. 2004. Research and development expense decreased slightly in 2005 as compared to 2004. Mantas attributes this decline to completion of Mantas 4.x and lower headcount in the research and development organization. Although the decline in this expense was minimal, the actual research and development costs decreased significantly once the $3.7 million of capitalized software development costs in 2004 are taken into account.
     Mantas expects these costs to remain stable or increase slightly in the second half of 2005.
Net Loss Before Income Taxes.
Quarter 2005 vs. 2004. Net loss decreased $4.5 million or 85.2% in 2005 as compared to 2004. Mantas attributes the decline primarily to its higher gross margin as well as its lower selling, general and administrative expenses, slightly offset by higher amortization expense related to capitalized software.
Year-to-date 2005 vs. 2004. Net loss decreased $6.4 million or 72.5% in 2005 as compared to 2004. Mantas attributes the decline primarily to Mantas’ higher gross margin as well as its lower selling, general and administrative expenses offset by higher amortization expense related to capitalized software.
     Mantas’ net loss is expected to increase in the third quarter but decrease substantially in the fourth quarter based primarily upon expected customer acceptances offset by increased sales, marketing and development costs.

Pacific Title

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Revenue	$9,448	$8,186	$16,772	$14,861

Operating expenses
Cost of sales	5,567	4,713	10,550	9,413
Selling, general and administrative	1,691	1,867	3,110	3,190

Total operating expenses	7,258	6,580	13,660	12,603

Operating income	2,190	1,606	3,112	2,258
Other income, net	362	—	362	95
Interest, net	(7)	(11)	(14)	(25)
Minority interest	(60)	(249)	(115)	(360)

Net income before income taxes	$2,485	$1,346	$3,345	$1,968

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
     As of June 30, 2005, we owned a 100% voting interest in Pacific Title.
Revenue.
Quarter 2005 vs. 2004. Total revenue increased $1.3 million or 15.4% to $9.4 million in 2005 as compared to $8.2 million in 2004. Pacific Title attributes the increase in revenue to increases in third party scanning and recording, and their new business line, digital intermediate services. The increase is partially offset by a decrease in large format revenue and other analogue services as customers continue to migrate to digital technologies.
Year-to-date 2005 vs. 2004. Total revenue increased $1.9 million or 12.9% to $16.8 million in 2005 as compared to $14.9 million in 2004. The increase in revenue is attributable to increases in third party scanning and recording, main title design, and their new business line, digital intermediate services, partially offset by a decrease in analogue services as the business transitions to a digital platform.
     Pacific Title expects that revenue for the second half of 2005 will approximate the first half of 2005, but that the mix of revenue will continue to migrate toward the digital offerings and Pacific Title’s newest offering involving digital archiving.
Cost of Sales.
Quarter 2005 vs. 2004. Cost of sales increased $0.9 million or 18.1% to $5.6 million in 2005 as compared to $4.7 million in 2004. Approximately half of the increase is attributable to increased labor and benefits and film usage associated with higher revenue and new lines of business. The remaining increase is primarily associated with higher depreciation and maintenance expense related to Pacific Title’s capital expenditures in 2004 and 2005 as it invested in its new digital offerings.
Year-to-date 2005 vs. 2004. Cost of sales increased $1.1 million or 12.1% to $10.6 million as compared to $9.4 million in 2004. Approximately half of the increase is attributable to increased labor and benefits and film usage associated with higher revenue and new lines of business. The remaining increase is primarily associated with higher depreciation and maintenance expense related to Pacific Title’s capital expenditures in 2004 and 2005 as it invested in its new digital offerings.
Selling, General and Administrative.
Quarter 2005 vs. 2004. Selling, general and administrative expense decreased $0.2 million or 9.4% in 2005 as compared to 2004, primarily due a decrease in amortization associated with deferred stock units issued in Q2 04.

Year-to-date 2005 vs. 2004. Selling, general and administrative expense decreased $0.1 million or 2.5% in 2005 as compared to 2004, primarily due a decrease in amortization associated with deferred stock units issued in Q2 04.
     Pacific Title expects selling, general and administrative expenses to remain flat for the remainder of 2005.
Net Income Before Income Taxes.
Quarter 2005 vs. 2004. Net income increased $1.1 million or 84.6% in 2005 as compared to 2004, was primarily due to increased revenues and gross margins.
Year-to-date 2005 vs. 2004. Net income increased $1.4 million or 70.0% in 2005 as compared to 2004, was primarily due to increased revenues and gross margins.
Other Companies

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Revenue	$—	$—	$—	$1,278

Total operating expenses	—	—	—	2,674

Operating loss	—	—	—	(1,396)

Other income (loss), net	(36)	30,882	(101)	42,569
Interest, net	—	—	—	(10)
Minority interest	—	—	—	584
Equity loss	(1,448)	(3,861)	(5,405)	(6,176)

Net income (loss) before income taxes	$(1,484)	$27,021	$(5,506)	$35,571

     Operating loss for the Other Companies segment in 2004 was derived from Tangram through its sale in February 2004.
Other Income (Loss), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
	(unaudited)
Gain on sale of companies and funds, net	$282	$32,200	$282	$44,416
Gain (loss) on trading securities	(218)	161	(218)	(396)
Impairment charges	(100)	(1,497)	(200)	(1,497)
Other	—	18	35	46

	$(36)	$30,882	$(101)	$42,569

Quarter 2005 vs. 2004. Other income (loss), net includes gains on sales of companies and funds of $0.3 million in 2005, which reflects a gain on distribution of stock from a private equity fund. During the second quarter of 2004, we sold our interest in Sanchez for cash and shares of Fidelity National Financial (“FNF”) and reported a gain of $31.7 million, which is included in gain on sale of companies and funds.
Year-to-date 2005 vs. 2004. Other income (loss), net includes gains on sales of companies and funds of $0.3 million in 2005, which reflects a gain on distribution of stock from a private equity fund. Included in gains on sales of companies and funds in 2004 of $44.4 million is a $31.7 million gain on the sale of Sanchez and $8.5 million related to our sale of Tangram for shares of Opsware, as well as $2.3 million attributable to a distribution from a bankruptcy proceeding and $1.5 million relating to the final payment of an installment sale of a company sold in 1997.
     Loss on trading securities in 2005 reflects the adjustment to fair value of our holdings in Arbinet-thexchange, which are classified as trading securities. Gain (loss) on trading securities in 2004 primarily reflect the adjustment to fair value of our holdings in Opsware and subsequent loss on sale of Opsware stock of $0.1 million.

Equity Loss. Equity loss fluctuates with the number of companies and funds accounted for under the equity method, our voting ownership percentage in these companies and funds and the net results of operations of these companies. We recognize our share of losses to the extent we have cost basis in the equity investee or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our companies accounted for under the equity method are based on estimates and on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities are made final.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
	(unaudited)
Share of our equity method other companies’ results of operations	$(1,337)	$(1,437)	$(1,732)	$(1,764)
Share of private equity funds’ results of operations	(111)	(2,424)	(3,673)	(4,412)

	$(1,448)	$(3,861)	$(5,405)	$(6,176)

     During 2005, we restructured our ownership interest in four private equity funds from a general partner to a limited partner interest. As a result of the change, we no longer have the ability to significantly influence the operations of these funds; therefore, effective April 1, 2005, we now account for these funds on the cost method. During the three and six months ended June 30, 2004, these funds accounted for $2.2 million and $2.7 million of equity loss, respectively. During the three months ended March 31, 2005, these funds accounted for $1.4 million of equity loss.
Corporate Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
	(unaudited)
General and administrative costs, net	$(3,395)	$(3,704)	$(7,782)	$(7,679)
Stock-based compensation	(222)	(935)	(451)	(1,486)
Interest income	1,117	457	2,200	890
Interest expense	(1,236)	(2,316)	(2,472)	(5,334)
Impairment — related party	(102)	—	(260)	—
Other	1,028	(950)	1,009	(2,312)

	$(2,810)	$(7,448)	$(7,756)	$(15,921)

     General and Administrative Costs, Net. Our general and administrative expenses consist primarily of employee compensation, insurance, professional fees such as legal, accounting and consulting, and travel-related costs. The decrease of $0.3 million during the second quarter of 2005 as compared to the second quarter of 2004 relate to a reduction in employee related costs. General and administrative costs increased $0.1 million for the six month period 2005 as compared to the prior year period mainly due to an increase in professional fees.
     We expect full year selling, general and administrative expenses to be approximately $18 million.
     Stock-Based Compensation. Stock-based compensation consists primarily of expense related to grants of restricted stock and deferred stock units to our employees. This expense decreased $0.7 million or 76.3% and $1.0 million or 69.7% for the three and six months of 2005 versus the same period as more restricted stock and deferred stock units vested in 2004. The 2004 period included $0.7 million of expense for vesting of DSUs, with performance criteria, associated with the sale of CompuCom, which became probable in the second quarter of 2004.
     Interest Income. Interest income includes all interest earned on available cash balances as well as any interest income associated with any outstanding notes receivable to us. Interest income increased $0.7 million and $1.3 million for the three and six months of 2005 as compared to 2004. This increase is due to increased interest rates in 2005 as compared to 2004 earned on invested cash balances.
     Interest Expense. Interest expense is primarily composed of the interest payments on our $150 million, 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense decreased $1.1 million and $2.9 million for the three and six months of 2005 as compared to 2004. This decline is attributable to the retirement of the 2006 Notes through privately negotiated transactions during 2004.
     Impairment —Related Party. In May 2001, we entered into a loan agreement with Mr. Musser, our former CEO. To date, we have impaired the loan by $15.7 million, including $0.3 million during 2005, to the estimated value of the collateral that we held at each respective date. The carrying value of the loan at June 30, 2005 is $1.1 million.
     Other. Included in this category in 2005 is $0.9 million related to the sale of certain property. Included in this category in 2004 are costs associated with the purchases of our 2006 Notes, including $0.9 million and $1.4 million, respectively, due to the acceleration of the amortization relative to deferred issuance costs and $0.5 million and $0.9 million related to the commissions and premiums paid for the three and six months ended June 30, 2004, respectively.
Income Taxes
     Our consolidated income tax expense recorded for the three months ended June 30, 2005, was $0.2 million, net of a change in the valuation allowance of $2.4 million. Our consolidated income tax benefit recorded for the six months ended June 30, 2005 was $11 thousand, net of a change in the valuation allowance of $8.1 million. The tax relates primarily to our share of net state and foreign taxes recorded by subsidiaries. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years.
Liquidity and Capital Resources
Parent Company
     We fund our operations with proceeds from sales of and distributions from companies, funds and trading securities. Other sources of liquidity which have been utilized by us in prior periods include sales of available-for-sale securities, sales of our equity and issuance of debt. Our ability to generate liquidity from sales of companies, sales of available-for-sale securities and from equity and debt issuances has been adversely affected from time to time by the decline in the US capital markets and other factors.
     As of June 30, 2005, at the parent company level, we had $91.2 million of cash and cash equivalents, $0.6 million of restricted cash and $59.4 million of marketable securities for a total of $151.2 million. In addition to the amounts above, we have $15.1 million in escrow associated with our interest payments due on the 2024 Debentures through March 2009 and our consolidated subsidiaries had cash and cash equivalents of $10.7 million.
     Proceeds from sales of and distributions from companies and funds were $0.1 million and $0.5 million for the three and six months ended June 30, 2005.
     Proceeds from sales of and distributions from companies and funds were $33.3 million and $38.4 million for the three and six months ended June 30, 2004. Proceeds from sales of available-for-sale and trading securities were $10.7 million and $14.8 million for the three and six months ended June 30, 2004.
     In May 2005, the Company renewed its revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees of up to $55 million. As part of the May 2005 amendment, the revolving credit facility was amended such that the remaining $3.7 million available under the letters of credit is now classified as available under the revolving credit bringing the total to $48.7 million under revolving credit and $6.3 million under letter of credit Borrowing availability under the facility is reduced by the face amount of outstanding letters of credit, guarantees and all other loan facilities between the same lender and our controlled companies. This credit facility matures in May 2006 and bears interest at the prime rate (6.25% at June 30, 2005) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.0125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times any amounts outstanding under the facility. This facility provides us additional flexibility to implement our strategy and support our companies.

     Availability under our revolving credit facility at June 30, 2005 is as follows (in thousands):

	Revolving Credit	Letters of Credit	Total
Size of facility	$48,664	$6,336	$55,000
Subsidiary facilities at same bank (a)	(44,000)	—	(44,000)
Outstanding Letter of Credit	—	(6,336)	(6,336)

Amount Available at June 30, 2005	$4,664	$—	$4,664

(a)	Our ability to borrow under our credit facility is limited by the total facilities maintained by our subsidiaries at the same bank. Of the total facilities, $23.2 million is outstanding under these facilities at June 30, 2005 and included as debt on the Consolidated Balance Sheet. Of the total subsidiary facilities at the same bank, we guaranteed $33.5 million under our facility at June 30, 2005.
     On August 1, 2005, the Company amended its credit facility, increasing the facility by $5 million for 180 days to $60 million on the same terms and conditions. In addition, a subsidiary increased their facility by $3 million. Availability under the facility at August 2, 2005 was $6.7 million.
     Additionally, we have committed capital of approximately $22.0 million, all of which are commitments made in prior years to various private equity funds and private companies, to be funded over the next several years, including approximately $11.3 million, which is expected to be funded in the next twelve months. We do not intend to commit new investments in additional private equity funds and may seek to reduce our current ownership interests in, and our existing commitments to the funds in which we hold interests.
     The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to acquire companies or provide additional funding to existing companies, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in companies we may receive proceeds from such sales which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.
     In May 2001, we entered into a $26.5 million loan agreement with Mr. Musser, our former CEO. To date we have impaired the loan by $15.8 million, including $0.3 million in 2005 to the estimated value of the collateral that we held at each respective date. The carrying value of the loan at June 30, 2005 is $1.1 million. During 2004, we received $7.2 million in cash payments against the loan balance, primarily from proceeds received related to the Sanchez merger and the sale of Mr. Musser’s CompuCom holdings. Since 2001, we have received a total of $13.5 million in cash paydowns on the loan. At June 30, 2005, the outstanding amount due under the loan was $22.4 million. We continue to use reasonable commercial efforts to collect from Mr. Musser the outstanding loan obligation. These efforts have included and may, in the future, include, the sale of existing collateral, obtaining and selling additional collateral, litigation, a negotiated resolution or other methods or remedies available to us.
     We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for further distribution to the fund’s limited partners (the “clawback”). Assuming the funds are liquidated or dissolved on June 30, 2005 and, assuming for these purposes the only distributions from the funds are equal to the carrying value of the funds on the June 30, 2005 financial statements, the maximum clawback we would be required to return is $7 million. Management estimates its liability to be approximately $4 million, which is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.
     Our previous ownership in the general partners of the funds which have potential clawback liabilities range from 19-30%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. The funds have taken several steps to reduce the potential liabilities should other general partners default, including withholding all general partner distributions and placing them in escrow and adding rights of set-off among certain funds. We believe our liability under the default of other general partners is remote.
     We have outstanding $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on the 2024 Debentures is payable semi-annually. At the note holders’ option, the notes are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the notes at June 30, 2005 was $7.2174 of principal amount per share. The closing price of our common stock on June 30, 2005 was $1.28. The note holders may require repurchase of the notes on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. The note holders may also require repurchase of the notes upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the 2024 Debentures commencing March 20, 2009.
     For reasons we have discussed, we believe our cash and cash equivalents at June 30, 2005 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for the next twelve months, including commitments to our existing companies and funds, our current operating plan to acquire interests in new companies, possible additional investment in existing companies and our general corporate requirements.
Consolidated Subsidiaries
     Alliance, Clarient, Laureate Pharma and Mantas incurred losses in 2004 and the first half of 2005 and may need additional capital to fund their operations. From time to time, some or all of our consolidated subsidiaries may require additional debt or equity financing or credit support from us to fund planned expansion activities. If we decide not to provide sufficient capital resources to allow them to reach a positive cash flow position and they are unable to raise capital from outside resources, they may need to scale back their operations.
     Consolidated subsidiaries have outstanding facilities that provide for aggregate borrowings of up to $44.0 million. These facilities contain financial and non financial covenants and expire at various points in the first quarter of 2006.
     As of June 30, 2005, outstanding borrowings under these facilities were $23.2 million.
Analysis of Parent Company Cash Flows
Cash flow activity from continuing operations for the Parent Company was as follows:

	Six Months Ended June 30,
	2005	2004
	(in thousands)
	(unaudited)
Net cash used in operating activities	$(12,149)	$(12,525)
Net cash (used in) provided by investing activities	(24,871)	41,720
Net cash provided by financing activities	—	276

	$(37,020)	$29,471

Cash Used In Operating Activities
     Cash used in operating activities decreased $0.4 million in 2005 as compared to 2004. The decrease is primarily due to a reduction in interest expense as a result of the retirement of the 2006 Notes.
Cash (Used In) Provided by Investing Activities
     Cash used in investing activities in 2005 primarily reflects a net increase of $25.6 million in short-term investments, including commercial paper and certificates of deposit, as the company invested in longer maturity securities to take advantage of higher interest rates.
     Cash provided by investing activities in 2004 includes $32.1 million in cash proceeds related to our sale of Sanchez and proceeds from sales of available-for-sale and trading securities of $14.8 million. Partially offsetting these amounts in 2004 was a $12.5 million investment in Clarient. Also included in 2004, is $5.0 million repayment of an advance to a related party.

Cash Provided by Financing Activities
     Cash provided by financing activities decreased $0.3 million in 2005 as compared to 2004. The activity in 2004 relates to the sale of $150 million of 2.625% convertible senior debentures that was completed in February 2004 net of related offering costs, partially offset by the repurchase of $145.2 million of face value of the 2006 Notes.
Consolidated Working Capital
     Consolidated working capital decreased to $144 million at June 30, 2005 compared to $170 million at December 31, 2004. The decrease is primarily attributable to a reduction in cash related to the Company’s operating loss.
Analysis of Consolidated Company Cash Flows
     Cash flow activity from continuing operations was as follows:

	Six Months Ended June 30,
	2005	2004
	(in thousands)
	(unaudited)
Net cash used in operating activities	$(16,366)	$(22,914)
Net cash (used in) provided by investing activities	(30,072)	44,499
Net cash provided by financing activities	1,200	18,324

	$(45,238)	$39,909

Cash Used In Operating Activities
     Net cash used in operating activities decreased $6.5 million in 2005 as compared to 2004. The decrease is primarily attributable to improved operating results at our subsidiaries, partially offset by the inclusion of Laureate’s results in 2005.
Cash (Used In) Provided by Investing Activities
     Cash used in investing activities in 2005 primarily reflects a net increase of $25.6 million in short-term investments, including commercial paper and certificates of deposit, as the company invested in longer maturity securities to take advantage of higher interest rates.
     Cash provided by investing activities in 2004 includes $32.1 million in cash proceeds related to our sale of Sanchez and proceeds from sales of available-for-sale and trading securities of $14.8 million.
Cash Provided by Financing Activities
     2005 vs. 2004. Net cash provided by financing activities decreased $17.1 million in 2005 as compared to 2004. The activity in 2004 relates to the sale of $150 million of 2.625% convertible senior debentures that was completed in February 2004 net of related offering costs, partially offset by the repurchase of $145.2 million of face value of the 2006 Notes.

Contractual Cash Obligations and Other Commercial Commitments
     The following table summarizes our contractual obligations and other commercial commitments as of June 30, 2005 by period due or expiration of the commitment.

	Payments Due by Period
		Rest of	2006 and	2008 and	Due after
	Total	2005	2007	2009	2009
	(in millions)
	(unaudited)
Contractual Cash Obligations
Lines of credit	$18.7	$—	$18.7	$—	$—
Long-term debt (a)	6.0	1.2	2.8	2.0	—
Capital leases	3.1	0.7	2.3	0.1	—
Convertible senior debentures (b)	150.0	—	—	—	150.0
Operating leases	24.3	3.1	10.7	7.9	2.6
Funding commitments (c)	22.0	8.5	9.2	4.3	—
Potential clawback liabilities (d)	4.3	—	—	—	4.3
Other long-term obligations (e)	4.0	0.2	1.1	1.2	1.5

Total Contractual Cash Obligations	$232.4	$13.7	$44.8	$15.5	$158.4

	Amount of Commitment Expiration by Period
		Rest of	2006 and	2008 and	Due after
	Total	2005	2007	2009	2009
	(in millions)
	(unaudited)
Other Commitments
Letters of credit(f)	$8.1	$1.3	$0.3	$0.1	$6.4

(a)	We have various forms of debt including lines of credit, term loans and equipment leases. Of our total outstanding guarantees of $43.2 million, $23.2 million of outstanding debt associated with the guarantees is included on the Consolidated Balance Sheets at June 30, 2005. The remaining $20.0 million is not reflected on the Consolidated Balance Sheets or in the above table.

(b)	In February 2004, we completed the issuance of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024.

(c)	These amounts include funding commitments to private equity funds and private companies. The amounts have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management.

(d)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for a further distribution to the fund’s limited partners (the “clawback”). Assuming the funds are liquidated or dissolved on June 30, 2005 and the only value provided by the funds is the carrying values represented on the June 30, 2005 financial statements, the maximum clawback we would be required to return is $7 million. Management estimates its liability to be approximately $4 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

(e)	Reflects the amounts payable to our former Chairman and CEO under a consulting contract.

(f)	Letters of credit include a $6.3 million letter of credit provided to the landlord of CompuCom’s Dallas headquarters lease in connection with the sale of CompuCom; $1.2 million letter of credit issued by a subsidiary supporting a subsidiary guarantee; and $0.6 million letter of credit issued by subsidiaries supporting their office leases.
     We have retention employment agreements with certain executive officers that provide for severance payments to the executive officer in the event the officer is terminated without cause or the officer terminates his employment for “good reason.”

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
     We need capital to invest in new companies, to make additional investments in, or advances to, our existing companies and private equity funds, and to finance our corporate overhead. We also need cash to service and repay our outstanding debt. As a result, we have substantial cash requirements. Our companies currently do not provide us with any cash flow from their operations. To the extent our companies generate any cash from operations, they generally retain the funds to develop their own businesses. As a result, we must rely on cash on hand, liquidity events and new capital raising activities to meet our cash needs. If we are unable to find ways of monetizing our investments or raising additional capital on attractive terms, we may face liquidity issues that will require us to curtail our new business efforts, constrain our ability to execute our business strategy and limit our ability to provide financial support to our existing companies.
Fluctuations in the price of the common stock of our publicly traded companies may affect the price of our common stock.
     The aggregate market value of our interests in our publicly traded companies Clarient, Inc (NASDAQ:CLRT) and eMerge Interactive, Inc. (NASDAQ:EMRG)) was approximately $55.3 million as of June 30, 2005. Fluctuations in the market price of the common stock of our publicly traded companies are likely to affect the price of our common stock. The market price of our public companies’ common stock has been highly volatile.
Intense competition from other acquirers of interests in companies could result in lower gains or possibly losses on our companies.
     We face intense competition from companies with business strategies similar to our own, from other capital providers and from strategic acquirers as we seek acquire and develop interests in companies. Some of our competitors have more experience identifying and acquiring companies and have greater financial and management resources, better name recognition or more industry contacts than we have. Although most of our acquisitions will be made at a stage when our companies are not publicly traded, we may pay higher prices for those equity interests because of higher trading prices for securities of similar public companies and competition from other acquirers and capital providers, which could result in lower gains or possibly losses on our investments. In addition, our strategy of actively operating our companies generally requires us to acquire majority or controlling interests in companies. This may place us at a competitive disadvantage to some of our competitors because they may have more flexibility than we do in structuring acquisitions.
We may be unable to obtain maximum value for our holdings in companies or liquidate our interests in companies on a timely basis.
     We hold significant positions in most of our companies. Consequently, if we were to divest all or part of our interest in a company, we may have to sell our interests at a relative discount to a price which may be received by a seller of a smaller portion. For companies with publicly traded stock, we may be unable to sell our interests at market prices. The trading volume and public float in the common stock of our publicly-traded companies are small relative to our holdings in the companies. As a result, any significant divestiture of our holdings in these companies would likely have a material adverse effect on the market price of the companies’ common stock and on our proceeds from such a divestiture. Additionally, we may not be able to take our companies public as a means of monetizing our position or creating shareholder value.

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
     Our strategy involves creating value for our shareholders by helping our companies grow and, if appropriate, accessing the public and private capital markets. Therefore, our success is dependent on the value of our companies as determined by the public and private capital markets for expansion capital and liquidity opportunities. Many factors, including reduced market interest, may cause the market value of our publicly traded companies to decline. If valuations in the market sectors in which our companies participate decline, our companies’ access to the public and private capital markets on terms acceptable to them may be limited.
Our companies could make business decisions that are not in our best interests or with which we do not agree, which could impair the value of our company interests.
     Although we generally seek a controlling equity interest and participation in the management of our companies, we may not be able to control the significant business decisions of our companies. We may have shared control or no control over some of our companies. In addition, although we currently own a controlling interest in some of our companies, we may not maintain this controlling interest. Acquisitions of interests in companies in which we share or have no control, or the dilution of our interests in, and loss of control over, companies will involve additional risks that could cause the performance of our interests and our operating results to suffer, including:
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
     We and Warren V. Musser, our former Chairman, were named as defendants in a putative class action filed on June 26, 2001 in U.S. District Court for the Eastern District of Pennsylvania (the “District Court”). Plaintiffs allege that defendants failed to disclose that Mr. Musser had pledged some or all of his Safeguard stock as collateral to secure margin trading in his personal brokerage accounts. Plaintiffs allege that defendants’ failure to disclose the pledge, along with their failure to disclose several margin calls, a loan to Mr. Musser, the guarantee of certain margin debt and the consequences thereof on our stock price, violated the federal securities laws. Plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On August 17, 2001, a second putative class action was filed against us and Mr. Musser asserting claims similar to those brought in the first proceeding. In addition, plaintiffs in the second case allege that the defendants failed to disclose possible or actual manipulative aftermarket trading in the securities of our companies, the impact of competition on prospects for one or more of our companies and our lack of a superior business plan. On October 23, 2001, the District Court entered an order consolidating the two cases and, on April 5, 2002, plaintiffs filed a consolidated and amended class action complaint for violation of the federal securities laws. These two cases were consolidated for further proceedings under the name “In Re: Safeguard Scientifics Securities Litigation” and the District Court approved the designation of a lead plaintiff and the retention of lead plaintiffs’ counsel. The plaintiffs filed a consolidated and amended complaint. On May 23, 2002, the defendants filed a motion to dismiss the consolidated and amended complaint for failure to state a claim upon which relief may be granted. On October 24, 2002, the District Court denied the defendants’ motions to dismiss, holding that, based on the allegations of plaintiffs’ consolidated and amended complaint, dismissal would be inappropriate at that juncture. On December 20, 2002, plaintiffs filed with the District Court a motion for class certification. On August 27, 2003, the District Court denied plaintiffs’ motion for class certification. On September 12, 2003, plaintiffs filed with the United States Court of Appeals for the Third Circuit a petition for permission to appeal the order denying class certification. On November 5, 2003, the Third Circuit denied plaintiffs’ petition and declined to hear the appeal. On November 18, 2003, plaintiffs’ counsel moved to intervene new plaintiffs and proposed class representatives in the consolidated action, which motion was denied by the District Court on February 18, 2004. On July 12, 2004, a third putative class action complaint captioned Mandell v. Safeguard Scientifics, Inc., et al. was filed against us and Mr. Musser in the District Court. The new complaint asserts similar claims to those asserted in the consolidated and amended class action complaint. The complaint also asserts individual claims on behalf of two individual plaintiffs who had attempted unsuccessfully to intervene in the consolidated action. We have not yet responded to the new complaint. On August 10, 2004, the District Court entered an order staying all proceedings in the Mandell action pending the District Court’s ruling on defendants’ summary judgment motion in the consolidated action, or until such later time as the District Court may order. On November 23, 2004, the District Court entered an order granting defendants’ motion for summary judgment. On December 17, 2004, the plaintiffs filed a notice of appeal, seeking to appeal the District Court’s orders granting summary judgment to defendants, denying class certification and denying the motion to intervene new plaintiffs, among other matters. The Thrid Circuit has not yet taken any action on the appeal. The District Court has not taken any further action with respect to the Mandell action.
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
     The information technology and life sciences marketplaces are characterized by:

•	rapidly changing technologies;

•	evolving industry standards;

•	frequent new products and services;

•	shifting distribution channels;

•	evolving government regulations;

•	changing intellectual property landscapes; and

•	changing customer demands.
     Our future success will depend on our companies’ ability to adapt to this rapidly evolving marketplace. They may not be able to adequately or economically adapt their products and services, develop new products and services or establish and maintain effective distribution channels for their products and services. If our companies are unable to offer competitive products and services or maintain effective distribution channels, they may sell fewer products and services and forego potential revenue, possibly causing them to lose money. In addition, we and our companies may not be able to respond to the rapid technological changes in an economically efficient manner, and our companies may, as a result, become or remain unprofitable.
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
     Our companies rely on various forms of intellectual property protection. Intellectual property constitutes an important part of our companies’ assets and competitive strengths. Federal law, most typically, copyright, patent, trademark and trade secret, generally protects intellectual property rights. Although we expect that our companies will take reasonable efforts to protect their intellectual property rights, the complexity of international trade secret, copyright, trademark and patent law, coupled with the limited resources of these companies and the demands of quick delivery of products and services to market, create a risk that their efforts will prove inadequate to prevent misappropriation of our companies’ technologies, or that third parties may independently develop similar technologies.
     Some of our companies also license intellectual property from third parties and it is possible that they could become subject to infringement actions based upon their use of the intellectual property licensed from those third parties. Our companies generally obtain warranties as to the origin and ownership of such licensed intellectual property; however, this protection may not be adequate. Any claims against our companies’ proprietary rights, with or without merit, could subject our companies to costly litigation and the diversion of their technical and management personnel from other business concerns. If our companies become involved in costly litigation and their personnel substantially distracted, the expenses and losses incurred by our companies will increase and their profits, if any, will decrease.
     Third parties may assert infringement or other intellectual property claims against our companies based on their patents or other intellectual property claims. We believe none of our companies’ products services infringe any third party’s patents. If our companies were to lose or settle infringement claims, our companies may have to pay substantial settlements damages, possibly including treble damages. Also, they may have to obtain a license to sell their products if it is determined that their products infringe another party’s intellectual property. Our companies might be prohibited from selling their products before they obtain a license, which, if available at all, may require them to pay substantial royalties. Even if infringement claims against our companies are without merit, defending these lawsuits takes significant time, and money, and could divert management attention from other business concerns.
Certain of our companies could face legal liabilities from claims made against their operations, products or work.
     The manufacture and sale of certain of our companies’ products entails an inherent risk of product liability. Certain of our companies maintain product liability insurance. Although none of our companies to date have experienced any material losses, there can be no assurance that they will be able to maintain or acquire adequate product liability insurance in the future. Any product liability claim could have a material adverse effect on our companies’ revenues and income. In addition, many of our companies’ engagements involve projects that are critical to the operation of their clients’ businesses. Any failure by our companies to meet their contractual obligations could adversely affect their business, operating results and financial condition. The provisions our companies typically include in their contracts, are designed to limit their exposure to legal claims relating to their products and services but may not protect our companies or may not be enforceable. Also as consultants, some of our companies depend on their client relationships and their reputation for high quality services and integrity to retain and attract clients. As a result, claims made against our companies’ work which damage their reputation could impact their ability to compete for new work and negatively impact their revenues and profitability.
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

     Failure to comply with applicable requirements of the FDA or comparable regulation in foreign countries can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Manufacturers of pharmaceuticals and medical diagnostic devices and operators of laboratory facilities are subject to strict federal and state regulation regarding validation and the quality of manufacturing and laboratory facilities. Failure to comply with these quality regulation systems requirements could result in civil or criminal penalties or enforcement proceedings, including the recall of a product or a “cease distribution” order. The enactment of any additional laws or regulations that affect healthcare insurance policy and reimbursement (including Medicare reimbursement) could negatively affect our companies. If Medicare or private payors change the rates at which our companies or their customers are reimbursed by insurance providers for their products and services, such changes could adversely impact our companies.
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
     Clarient’s laboratory services facility and Laureate Pharma’s manufacturing facilities are operated under and subject to various federal, state and local permits, rules and regulations. As a result, any extended interruption in the availability of these facilities could have material adverse effect on the results of operations of the respective companies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in companies in the technology industry, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities (except for the Tellabs forward sale contracts that were settled in 2002). Based on closing market prices at June 30, 2005, the fair market value of our holdings in public securities was approximately $55 million. A 20% decrease in equity prices would result in an approximate $11 million decrease in the fair value of our publicly traded securities. At June 30, 2005, the value of the collateral securing the Musser loan included $0.4 million of publicly traded securities. A 20% decrease in the fair value of these securities would result in a charge of approximately $0.1 million.
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

					Fair
					Market
				After	Value
Liabilities	2005	2006	2007	2007	at 6/30/05
Convertible Senior Notes due by year (in millions)	—	—	—	$150.0	$98.6
Fixed Interest Rate	2.625%	2.625%	2.625%	2.625%	2.625%
Interest Expense (in millions)	$1.9	$3.9	$3.9	$63.8	N/A

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

PART II
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price Paid	Announced Plans or	Be Purchased Under
Period	Shares Purchased	per Share	Programs	the Plans or Programs
June 13, 2005 (1)	50,000	$1.05	N/A	N/A
June 14, 2005 (1)	5,500	$1.05	N/A	N/A
June 14, 2005 (1)	14,500	$1.06	N/A	N/A

(1)	Open market purchase by an affiliated purchaser of the Registrant.
Item 4. Submission of Matters to a Vote of Security Holders.
The shareholders of the Company voted on two items of business at the Annual Meeting of Shareholders held on May 25, 2005:
1.	The election of nine directors and

2.	A proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005.
The nominees for director were elected based upon the following votes:

NOMINEE	VOTES FOR	VOTES WITHHELD
Anthony L. Craig	105,073,622	4,999,013
Julie A. Dobson	98,384,210	11,688,425
Robert E. Keith, Jr.	105,010,735	5,061,900
Andrew E. Lietz	104,883,156	5,189,479
George MacKenzie	105,083,806	4,988,829
Jack L. Messman	99,031,170	11,041,465
John W. Poduska, Sr.	98,596,642	11,475,993
Robert Ripp	93,117,861	16,954,774
John J. Roberts	98,341,016	11,731,619
The proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005 received the following votes:

108,604,651	VOTES FOR
1,134,483	VOTES AGAINST
333,501	ABSTENTIONS
0	BROKER NON-VOTE

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

		Incorporated Filing
		Reference
			Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number
10.1 *	Employment Transition and Retirement Agreement between Safeguard Scientifics, Inc. and Anthony L. Craig dated April 13, 2005	Form 8-K 4/15/05	99.1

10.2 *	2005 Management Incentive Plan	Form 8-K 4/29/05	99.1

10.3 *	Agreement by and between Safeguard Scientifics, Inc. and Peter J. Boni dated August 1, 2005	Form 8-K 8/4/05	99.1

10.4 †	Second Amendment dated as of May 6, 2005 to Loan and Security Agreement dated as of December 1, 2004 by and between Comerica Bank and Laureate Pharma, Inc.	—	—

10.5 †	Third Amendment dated as of June 20, 2005 to Loan and Security Agreement dated as of December 1, 2004 by and between Comerica Bank and Laureate Pharma, Inc.	—	—

10.6 †	Affirmation and Amendment of Guaranty dated June 20, 2005 by and among Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Comerica Bank (on behalf of Laureate Pharma, Inc.)	—	—

10.7	Fifth Amendment dated as of May 2, 2005 to Loan Agreement dated May 10, 2002 by and among Comerica Bank, successor by merger to Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 5/6/05	99.1

10.8	Sixth Amendment dated as of August 1, 2005 to Loan Agreement dated May 10, 2002 by and among Comerica Bank, successor by merger to Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 8/4/05	99.4

10.9	Waiver and Fifth Amendment dated as of August 1, 2005 to Loan Agreement dated February 13, 2003 by and between Comerica Bank and Clarient, Inc. (formerly known as ChromaVision Medical Systems, Inc.)	(1)	99.1

10.10	Second Amended and Restated Unconditional Guaranty dated August 1, 2005 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Clarient, Inc.)	(1)	99.2

10.11	Reimbursement and Indemnity Agreement dated as of August 1, 2005 by and among Clarient, Inc., in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	(1)	99.3

31.1 †	Certification of Anthony L. Craig pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

Incorporated Filing
Reference
Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number
31.2 †	Certification of Christopher J. Davis pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1 †	Certification of Anthony L. Craig pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—

32.2 †	Certification of Christopher J. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—

†	Filed herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference to the Current Report on Form 8-K filed on August 4, 2005 by Clarient, Inc. (SEC File No. 000-22677).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

Date: August 5, 2005	ANTHONY L. CRAIG

Anthony L. Craig
Chief Executive Officer and President

Date: August 5, 2005	CHRISTOPHER J. DAVIS

Christopher J. Davis
Executive Vice President and Chief Administrative and Financial Officer

EXHIBITS

		Incorporated Filing
		Reference
			Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number
10.1 *	Employment Transition and Retirement Agreement between Safeguard Scientifics, Inc. and Anthony L. Craig dated April 13, 2005	Form 8-K 4/15/05	99.1

10.2 *	2005 Management Incentive Plan	Form 8-K 4/29/05	99.1
10.3 *	Agreement by and between Safeguard Scientifics, Inc. and Peter J. Boni dated August 1, 2005	Form 8-K 8/4/05	99.1

10.4 †	Second Amendment dated as of May 6, 2005 to Loan and Security Agreement dated as of December 1, 2004 by and between Comerica Bank and Laureate Pharma, Inc.	—	—

10.5 †	Third Amendment dated as of June 20, 2005 to Loan and Security Agreement dated as of December 1, 2004 by and between Comerica Bank and Laureate Pharma, Inc.	—	—

10.6 †	Affirmation and Amendment of Guaranty dated June 20, 2005 by and among Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Comerica Bank (on behalf of Laureate Pharma, Inc.)	—	—

10.7	Fifth Amendment dated as of May 2, 2005 to Loan Agreement dated May 10, 2002 by and among Comerica Bank, successor by merger to Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 5/6/05	99.1

10.8	Sixth Amendment dated as of August 1, 2005 to Loan Agreement dated May 10, 2002 by and among Comerica Bank, successor by merger to Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 8/4/05	99.4

10.9	Waiver and Fifth Amendment dated as of August 1, 2005 to Loan Agreement dated February 13, 2003 by and between Comerica Bank and Clarient, Inc. (formerly known as ChromaVision Medical Systems, Inc.)	(1)	99.1

10.10	Second Amended and Restated Unconditional Guaranty dated August 1, 2005 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Clarient, Inc.)	(1)	99.2

10.11	Reimbursement and Indemnity Agreement dated as of August 1, 2005 by and among Clarient, Inc., in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	(1)	99.3

31.1 †	Certification of Anthony L. Craig pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2 †	Certification of Christopher J. Davis pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1 †	Certification of Anthony L. Craig pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—

32.2 †	Certification of Christopher J. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—

†	Filed herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference to the Current Report on Form 8-K filed on August 4, 2005 by Clarient, Inc. (SEC File No. 000-22677).