Form 10-Q
period 2005-09-30
SAFEGUARD SCIENTIFICS INC
filed 2005-11-09
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended September 30, 2005

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
Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑
Number of shares outstanding as of November 2, 2005:
Common Stock 119,920,738

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT FORM 10-Q
INDEX
PART I — FINANCIAL INFORMATION

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(in thousands except per share data)
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$104,133	$146,874
Restricted cash	817	1,119
Marketable securities	51,448	33,555
Restricted marketable securities	3,725	3,771
Accounts receivable, less allowances ($1,377 - 2005; $1,078 - 2004)	37,202	37,677
Prepaid expenses and other current assets	21,735	8,974

Total current assets	219,060	231,970
Property and equipment, net	44,280	45,135
Ownership interests in and advances to companies	18,727	35,311
Long-term marketable securities	3,913	11,964
Long-term restricted marketable securities	9,443	13,045
Intangible assets, net	8,044	10,855
Goodwill	93,204	93,049
Note receivable — related party	408	1,384
Other	8,870	11,099

Total Assets	$405,949	$453,812

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of credit line borrowings	$18,900	$11,636
Current maturities of long-term debt	3,410	3,820
Accounts payable	4,468	6,370
Accrued compensation and benefits	13,949	12,480
Accrued expenses and other current liabilities	15,574	20,909
Deferred revenue	9,269	7,267

Total current liabilities	65,570	62,482
Long-term debt	4,988	11,210
Other long-term liabilities	13,932	11,785
Convertible senior debentures	150,000	150,000
Deferred taxes	1,026	880
Minority interest	5,749	11,652

Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 119,921 and 119,893 shares issued and outstanding in 2005 and 2004, respectively	11,992	11,989
Additional paid-in capital	750,443	750,564
Accumulated deficit	(599,430)	(565,018)
Accumulated other comprehensive income	3,686	11,786
Unamortized deferred compensation	(2,007)	(3,518)

Total shareholders’ equity	164,684	205,803

Total Liabilities and Shareholders’ Equity	$405,949	$453,812

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
	(unaudited)
Revenue
Product sales	$1,619	$1,284	$7,125	$5,363
Service sales	44,418	33,652	129,766	108,421

Total revenue	46,037	34,936	136,891	113,784

Operating Expenses
Cost of sales — product	598	858	2,321	3,123
Cost of sales — service	32,219	24,676	93,792	72,833
Selling, general and administrative	21,757	21,965	63,387	69,995
Research and development	3,065	2,983	8,557	9,726
Amortization of intangibles	917	819	2,749	2,728

Total operating expenses	58,556	51,301	170,806	158,405

Operating loss	(12,519)	(16,365)	(33,915)	(44,621)
Other income (loss), net	966	(921)	2,216	39,556
Impairment — related party	—	—	(260)	—
Interest income	1,377	582	3,656	1,556
Interest expense	(1,672)	(2,208)	(4,772)	(7,886)
Equity loss	(599)	(2,772)	(6,006)	(9,073)
Minority interest	1,849	2,543	4,700	5,885

Net loss from continuing operations before income taxes	(10,598)	(19,141)	(34,381)	(14,583)
Income tax (expense) benefit	(42)	72	(31)	(57)

Net loss from continuing operations	(10,640)	(19,069)	(34,412)	(14,640)
Net loss from discontinued operations	—	(54)	—	(21,578)

Net Loss	$(10,640)	$(19,123)	$(34,412)	$(36,218)

Basic Loss Per Share:
Loss from continuing operations	$(0.09)	$(0.16)	$(0.28)	$(0.12)
Net loss from discontinued operations	—	—	—	(0.18)

Net Loss Per Share	$(0.09)	$(0.16)	$(0.28)	$(0.30)

Diluted Loss Per Share:
Loss from continuing operations	$(0.09)	$(0.16)	$(0.29)	$(0.12)
Net loss from discontinued operations	—	—	—	(0.18)

Net Loss Per Share	$(0.09)	$(0.16)	$(0.29)	$(0.30)

Shares Used in Computing Loss Per Share from continuing operations
- Basic and Diluted	120,898	119,965	120,776	119,812
Shares Used in Computing Loss Per Share from discontinued operations
- Basic and Diluted	120,898	119,965	120,776	119,812
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
	(unaudited)
Net cash used in operating activities of continuing operations	$(16,423)	$(33,139)

Cash Flows from Investing Activities of Continuing Operations
Proceeds from sales of available-for-sale and trading securities	241	14,784
Proceeds from sales of and distributions from companies and funds	5,035	39,085
Advances to companies	(2,185)	(1,015)
Repayments of advances to companies	—	400
Acquisitions of ownership interests in companies, funds and subsidiaries, net of cash acquired	(9,367)	(5,564)
Repayments of note-receivable — related party	1,052	4,968
Increase in restricted cash and marketable securities	(54,113)	(19,574)
Decrease in restricted cash and marketable securities	36,219	11,643
Capital expenditures	(7,659)	(8,652)
Proceeds from sale of property and equipment	4,212	—
Capitalized software costs	(104)	(4,300)
Other, net	(486)	(1,341)

Net cash (used in) provided by investing activities of continuing operations	(27,155)	30,434

Cash Flows from Financing Activities of Continuing Operations
Proceeds from convertible senior debentures	—	150,000
Payments of offering costs on convertible senior debentures	—	(4,887)
Repurchase of convertible subordinated notes	—	(145,237)
Payments of costs to repurchase convertible subordinated notes	—	(913)
Borrowings on revolving credit facilities	72,635	50,463
Repayments on revolving credit facilities	(70,866)	(46,974)
Borrowings on term debt	4,978	1,628
Repayments on term debt	(6,001)	(1,647)
Decrease in restricted cash	508	—
Issuance of Company common stock, net	—	1,281
Issuance of subsidiary common stock, net	194	13,525
Purchase of subsidiary common stock, net	(611)	—
Offering costs on issuance of subsidiary common stock	—	(1,589)

Net cash provided by financing activities of continuing operations	837	15,650

Net (Decrease) Increase in Cash and Cash Equivalents	(42,741)	12,945
Cash and Cash Equivalents at beginning of period	146,874	136,715

Cash and Cash Equivalents at end of period	$104,133	$149,660

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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
          The Company’s Consolidated Statements of Operations, Comprehensive Loss and Cash Flows include the following subsidiaries:

Three Months Ended September 30,
2005	2004
Alliance Consulting Group Associates	Alliance Consulting Group Associates
Clarient (formerly known as	Clarient
ChromaVision Medical Systems)	Mantas
Laureate Pharma	Pacific Title and Art Studio
Mantas
Pacific Title and Art Studio

Nine Months Ended September 30,
2005	2004
Alliance Consulting Group Associates	Alliance Consulting Group Associates
Clarient (formerly known as	Clarient
ChromaVision Medical Systems)	Mantas
Laureate Pharma	Pacific Title and Art Studio
Mantas	Tangram Enterprise Solutions
Pacific Title and Art Studio	(through February 2004)
          The Company’s Consolidated Balance Sheets include the following majority-owned subsidiaries:

September 30, 2005	December 31, 2004
Alliance Consulting Group Associates	Alliance Consulting Group Associates
Clarient	Clarient
Laureate Pharma	Laureate Pharma
Mantas	Mantas
Pacific Title and Art Studio	Pacific Title and Art Studio
          Alliance operates on a 52 or 53-week fiscal year, ending on the Saturday closest to the end of the fiscal period. The Company and all other subsidiaries operate on a calendar year. Alliance’s third quarters ended on October 1, 2005 and October 2, 2004, each a period of 13 weeks, and year-to-date a period of 39 weeks and 40 weeks, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2005
          CompuCom Systems, Inc., previously a majority-owned subsidiary, is accounted for as a discontinued operation (see Note 3). Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this business have been segregated from those of continuing operations for all periods presented.
          Tangram was consolidated through February 20, 2004 at which time it was sold to Opsware, Inc. in a stock and debt for stock exchange. The Company recorded an $8.5 million gain on the transaction, which is included in Other Income, net on the Consolidated Statements of Operations for the nine months ended September 30, 2004.
          Certain prior year amounts have been reclassified to conform to the current year presentation. The impact of these changes did not affect the Company’s net loss.
3.       DISCONTINUED OPERATIONS
          The Company classified CompuCom as discontinued operations as of September 30, 2004 as a result of the sale of its interest in CompuCom on October 1, 2004.
          Results of the discontinued operation are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
	(in thousands)
	(unaudited)
Revenue	$294,669	$936,238
Operating expenses	(291,308)	(927,276)
Impairment	—	(42,719)
Other	(997)	(1,290)

Income (loss) before income taxes and minority interest	2,364	(35,047)
Income tax (expense) benefit	(1,020)	3,024

Income (loss) before minority interest	1,344	(32,023)
Minority interest	(1,398)	10,445

Loss from discontinued operations, net of income taxes	$(54)	$(21,578)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2005
4.       MARKETABLE SECURITIES
           Marketable securities include the following:

	Current		Long-term
	September 30,	December 31,	September 30,	December 31,
	2005	2004	2005	2004
		(in thousands)
	(unaudited)		(unaudited)
Held-to-maturity:
Certificates of deposit	$13,284	$17,471	$—	$—
U.S. Treasury securities	8,758	15,342	—	—
Mortgage and asset-backed securities	5,010	742	—	—
Commercial paper	24,396	—	—	—

	51,448	33,555	—	—
Restricted U.S. Treasury securities	3,725	3,771	9,443	13,045

	55,173	37,326	9,443	13,045

Available-for-sale:
Equity securities	—	—	3,913	11,964

	$55,173	$37,326	$13,356	$25,009

As of September 30, 2005, the contractual maturities of securities are as follows:

	Years to Maturity
	(in thousands) (unaudited)
	Less Than	One to	No Single
	One Year	Five Years	Maturity Date	Total
Held-to-maturity	$55,173	$9,443	$—	$64,616
Available-for-sale	—	—	3,913	3,913

	$55,173	$9,443	$3,913	$68,529

          As of September 30, 2005 and December 31, 2004, the Company’s investment in available-for-sale securities had a carrying value of zero and unrealized gains of $3.9 million and $12.0 million, respectively, which are reflected in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets.
5.       GOODWILL AND OTHER INTANGIBLE ASSETS
           The following is a summary of changes in the carrying amount of goodwill by segment:

	Alliance	Clarient	Mantas	Total
	(in thousands) (unaudited)
Balance at December 31, 2004	$54,634	$18,555	$19,860	$93,049
Purchase price adjustments	155	—	—	155

Balance at September 30, 2005	$54,789	$18,555	$19,860	$93,204

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2005
          Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite and indefinite useful lives:

	September 30, 2005
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
	(unaudited)
Customer-related	7 years	$3,633	$1,452	$2,181
Technology-related	4 - 10 years	11,518	9,169	2,349
Process-related	3 years	1,363	416	947

		16,514	11,037	5,477
Trade Names	Indefinite	2,567	—	2,567

Total		$19,081	$11,037	$8,044

	December 31, 2004
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
Customer-related	7 years	$3,633	$1,062	$2,571
Technology-related	4 - 10 years	11,422	7,143	4,279
Process-related	3 years	1,500	83	1,417

		16,555	8,288	8,267
Trade Names	Indefinite	2,588	—	2,588

Total		$19,143	$8,288	$10,855

          Amortization expense related to intangible assets was $0.9 million and $2.7 million for the three and nine months ended September 30, 2005, respectively, and $0.8 million and $2.4 million for the three and nine months ended September 30, 2004, respectively. The following table provides estimated future amortization expense related to intangible assets:

Total
(In thousands)
(unaudited)
Remainder of 2005	$915
2006	2,080
2007	1,030
2008	651
2009 and thereafter	801

$5,477

6.       RECENT ACCOUNTING PRONOUNCEMENTS
          In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005. The Company is required

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2005
to adopt SFAS No. 123(R) on January 1, 2006. This new standard may be adopted in one of two ways – the modified prospective method or the modified retrospective method. The Company is in the process of determining the impact of SFAS No. 123(R), which will have a material impact on its consolidated financial statements. See the pro forma disclosures currently provided under SFAS No. 123 as amended by SFAS No. 148, in Note 10.
          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective prospectively for nonmonetary asset exchanges beginning in our third quarter of 2005. The adoption of SFAS No. 153 did not have a material effect on our consolidated financial position, results of operations or cash flows.
          In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This EITF provides further guidance on when a general partner should consolidate a partnership. This EITF is effective at the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company is currently evaluating the effect on our consolidated financial statements of the adoption of EITF 04-5.
7.       COMPREHENSIVE LOSS
          Comprehensive loss is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s sources of comprehensive loss are from net unrealized appreciation (depreciation) on its holdings classified as available-for-sale and foreign currency translation adjustments.
The following summarizes the components of comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
	(unaudited)
Net Loss From Continuing Operations	$(10,640)	$(19,069)	$(34,412)	$(14,640)

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	6	(52)	(49)	(175)
Unrealized holding gains (losses) in available-for-sale securities	(978)	(7,993)	(8,051)	6,471

Other Comprehensive Income (Loss) from Continuing Operations	(972)	(8,045)	(8,100)	6,296

Comprehensive Loss from Continuing Operations	(11,612)	(27,114)	(42,512)	(8,344)
Loss from discontinued operations	—	(54)	—	(21,578)

Comprehensive Loss	$(11,612)	$(27,168)	$(42,512)	$(29,922)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2005
8.       LONG-TERM DEBT AND CREDIT ARRANGEMENTS
          Consolidated long-term debt consists of the following:

	September 30, 2005	December 31, 2004
	(In thousands)
	(unaudited)
Subsidiary credit line borrowings (guaranteed by the Company)	$18,900	$13,130
Subsidiary term loans (guaranteed by the Company)	4,250	5,000

	23,150	18,130
Other term loans	1,187	2,155
Capital lease obligations	2,961	3,094
Mortgage obligations	—	3,287

	27,298	26,666
Less current maturities	(22,310)	(15,456)

Total long-term debt, less current portion	$4,988	$11,210

          In May 2005, the Company renewed its revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees of up to $55 million. As part of the May 2005 amendment, the revolving credit facility was amended such that the remaining $3.7 million available under the letters of credit is now classified as available under the revolving credit. On August 1, 2005, the Company amended its credit facility, increasing the facility by $5 million for a period of 180 days to $60 million on the same terms and conditions. In addition, a subsidiary increased their facility by $3 million.
          Borrowing availability under the facility is reduced by the face amount of outstanding letters of credit, guarantees and all other loan facilities between the same lender and our controlled companies. The $55 million credit facility matures in May 2006 and bears interest at the prime rate (6.75% at September 30, 2005) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.0125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times any amounts outstanding under the facility.
          Availability under our revolving credit facility at September 30, 2005 is as follows:

	Revolving Credit	Letters of Credit	Total
		(in thousands)
		(unaudited)
Size of facility	$53,664	$6,336	$60,000
Subsidiary facilities at same bank (a)	(47,000)	—	(47,000)
Outstanding Letter of Credit (b)	—	(6,336)	(6,336)

Amount Available at September 30, 2005	$6,664	$—	$6,664

(a)	The Company’s ability to borrow under its credit facility is limited by the total facilities maintained by its subsidiaries at the same bank. Of the total facilities, $23.2 million is outstanding under these facilities at September 30, 2005 and included as debt on the Consolidated Balance Sheet.

(b)	In connection with the sale of CompuCom, the Company provided to the landlord of CompuCom’s Dallas headquarters lease, a letter of credit, which will expire on March 19, 2019, in an amount equal to $6.3 million.
          Borrowings are secured by substantially all of the assets of the respective subsidiaries. These obligations bear interest at variable rates ranging between the prime rate minus 0.5% and the prime rate plus 1.0%. These facilities contain financial and non-financial covenants and expire at various points in the first quarter of 2006. During the first quarter of 2005, two subsidiaries did not comply with certain financial covenants and subsequently received waivers from the lender.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2005
          Debt as of September 30, 2005 bears interest at fixed rates ranging between 4.0% and 22.0% and variable rates indexed to the prime rate plus 1.75%. Debt as of December 31, 2004 bore interest at fixed rates between 4.0% and 22.0% and variable rates indexed to the prime rate plus 1.5%.

Total
(In thousands)
(unaudited)
Remainder of 2005	$891
2006	21,997
2007	2,174
2008	1,207
2009 and thereafter	1,029

Total debt	$27,298

9.      CONVERTIBLE SUBORDINATED NOTES AND CONVERTIBLE SENIOR DEBENTURES
          In June 1999, the Company issued $200 million of 5% convertible subordinated notes due June 15, 2006 (2006 Notes). During 2004, the Company repurchased or redeemed all of the 2006 Notes for an aggregate cost of $201.4 million, including transaction costs. During the nine months ended September 30, 2004, the Company recorded $1.4 million of expense related to the acceleration of deferred debt costs associated with the 2006 Notes, which is included in Other Income, Net on the Consolidated Statements of Operations.
          In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on the 2024 Debentures is payable semi-annually. At the debenture holders’ option, the debentures are convertible into our common stock through March 14, 2024, subject to certain conditions. The conversion rate of the debentures at September 30, 2005 was $7.2174 of principal amount per share. The closing price of the Company’s common stock at September 30, 2005 was $1.73. At September 30, 2005, the market value of the Company’s convertible senior debentures was approximately $103.1 million based on quoted market prices. The Debenture holders may require repurchase of the debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount plus accrued and unpaid interest. The Debenture holders may also require repurchase of the debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the debentures commencing March 20, 2009.
          As required by the terms of the 2024 Debentures, after completing the sale of CompuCom, the Company escrowed $16.7 million on October 8, 2004 for interest payments through March 15, 2009 on the 2024 Debentures. A total of $13.2 million is included in Restricted Marketable Securities on the Consolidated Balance Sheet at September 30, 2005, of which $3.7 million is classified as a current asset.
10.      STOCK-BASED COMPENSATION
          As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense is recorded for fixed stock options issued to employees at fair market value. Stock options issued to non-employees are measured at fair value on the date of grant using the Black-Scholes model and are expensed over the service period.

AFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2005
          Option activity is summarized below (in thousands, except per share data):

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2004	9,216	$4.15
Options granted	7,678	1.40
Options exercised	(30)	1.40
Options canceled/forfeited	(753)	13.83

Outstanding at September 30, 2005	16,111	$2.39

Shares available for future grant	6,410
          During the third quarter, the Company granted market-based contingent stock awards to certain senior executives. The awards entitle the participants to vest in a number of options determined by achievement of certain target stock prices over an eight year period. Depending on the Company’s stock performance, the maximum number of shares attainable under these grants is six million shares. The Company recorded $0.1 million of compensation expense related to these awards during the third quarter of 2005. The Company will record additional compensation expense in the fourth quarter of 2005 depending on the amount of the increase in the price of the Company’s common stock. As discussed in Note 6, SFAS 123(R) will change the way the Company currently accounts for stock-based compensation awards.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2005
          The Company elected to continue to account for stock-based compensation in accordance with APB Opinion No. 25. Had compensation cost been recognized consistent with SFAS No. 123 and 148 (see Note 6), the Company’s consolidated net loss from continuing operations and discontinued operations and loss per share from continuing operations and from discontinued operations would have been as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2005	2004	2005	2004
		(in thousands, except per share data)
		(unaudited)
Net loss from continuing operations	As reported	$(10,640)	$(19,069)	$(34,412)	$(14,640)
Add: Stock based compensation expense included in the net loss	As reported	468	949	1,506	3,341
Deduct: Total stock-based employee compensation expense from continuing operations determined under fair value based method for all awards, net of related tax effects		(2,173)	(2,148)	(5,781)	(7,121)

Consolidated net loss from continuing operations	Pro forma	(12,345)	(20,268)	(38,687)	(18,420)
Loss from discontinued operations	As reported	—	(54)	—	(21,578)

	Pro forma	$(12,345)	$(20,322)	$(38,687)	$(39,998)

Loss per share from continuing operations:
Basic	As reported	$(0.09)	$(0.16)	$(0.28)	$(0.12)
Basic	Pro forma	$(0.10)	$(0.17)	$(0.32)	$(0.15)
Diluted	As reported	$(0.09)	$(0.16)	$(0.29)	$(0.12)
Diluted	Pro forma	$(0.10)	$(0.17)	$(0.32)	$(0.15)

Loss per share:
Basic	As reported	$(0.09)	$(0.16)	$(0.28)	$(0.30)
Basic	Pro forma	$(0.10)	$(0.17)	$(0.32)	$(0.33)
Diluted	As reported	$(0.09)	$(0.16)	$(0.29)	$(0.30)
Diluted	Pro forma	$(0.10)	$(0.17)	$(0.32)	$(0.33)

Per share weighted average fair value of stock options issued on date of grant		$1.11	$1.46	$1.10	$1.65

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2005
          The following ranges of assumptions were used by the Company, its subsidiaries and its companies accounted for under the equity method to determine the fair value of stock options granted during the three and nine months ended September 30, 2005 and 2004 using the Black-Scholes option-pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)
Company
Dividend yield	0%	0%	0%	0%
Expected volatility	85%	95%	85%	95%
Average expected option life	5 - 8 years	5 years	5 - 8 years	5 years
Risk-free interest rate	4.6%	3.5%	4.0 – 4.6%	3.5 -3.9%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)
Subsidiaries and Equity Method Companies
Dividend yield	0%	0%	0%	0%
Expected volatility	70 – 99%	70 – 108%	70 – 103%	70 – 109%
Average expected option life	4 – 5 years	4 – 5 years	4 – 5 years	4 – 5 years
Risk-free interest rate	4.5%	3.2 – 3.5%	3.9 – 4.5%	2.5 – 3.9%
11.      INCOME TAXES
          The Company’s consolidated income tax expense recorded for the three months ended September 30, 2005, was $42 thousand, net of an increase in the valuation allowance of $4.0 million. The Company’s consolidated income tax expense recorded for the nine months ended September 30, 2005 was $31 thousand, net of an increase in the valuation allowance of $12.1 million. The tax expense relates primarily to the Company’s share of net state and foreign taxes recorded by subsidiaries. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2005
12.     NET LOSS PER SHARE
          The calculations of net loss per share were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands except per share data)
	(unaudited)
Basic:
Net loss from continuing operations	$(10,640)	$(19,069)	$(34,412)	$(14,640)
Net loss from discontinued operations	—	(54)	—	(21,578)

Net Loss	$(10,640)	$(19,123)	$(34,412)	$(36,218)

Average common shares outstanding	120,898	119,965	120,776	119,812

Loss from continuing operations	$(0.09)	$(0.16)	$(0.28)	$(0.12)
Net loss from discontinued operations	—	—	—	(0.18)

Net loss per share	$(0.09)	$(0.16)	$(0.28)	$(0.30)

Diluted:
Net loss from continuing operations principle	$(10,640)	$(19,069)	$(34,412)	$(14,640)

Effect of dilutive securities	(25)	—	(173)	—
Net loss from discontinued operations	—	(54)	—	(21,578)
Effect of dilutive securities from discontinued operations	—	(408)	—	—

	$(10,665)	$(19,531)	$(34,585)	$(36,218)

Average common shares outstanding	120,898	119,965	120,776	119,812

Loss per share from continuing operations	$(0.09)	$(0.16)	$(0.29)	$(0.12)
Net loss from discontinued operations	—	—	—	(0.18)

Diluted loss per share	$(0.09)	$(0.16)	$(0.29)	$(0.30)

          If a consolidated or equity method company has dilutive stock options, unvested restricted stock or deferred stock units (DSUs), warrants or securities outstanding, diluted net loss per share is computed by first deducting from net loss the income attributable to the potential exercise of the dilutive securities of the company. This impact is shown as an adjustment to net loss for purposes of calculating diluted net loss per share.
          The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:
•	At September 30, 2005, options to purchase 16.1 million shares of common stock at prices ranging from $1.03 to $45.47 per share, were excluded from the 2005 calculations. At September 30, 2004, options to purchase 8.9 million shares of common stock at prices ranging from $1.25 to $50.98 per share, were excluded from the 2004 calculations.

•	At September 30, 2004, restricted stock units convertible into 0.2 million shares of stock and at September 30, 2005 and 2004 DSUs convertible into 1.1 million and 0.4 million shares, respectively, were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2005
•	For the three and nine months ended September 30, 2004, 2.3 million and 4.2 million shares, respectively, related to the Company’s 2006 Notes (See Note 9) representing the weighted average effect of assumed conversion of the 2006 Notes were excluded from the calculation.

•	For the three and nine months ended September 30, 2005, 20.8 million shares related to the Company’s 2024 Debentures (See Note 9) representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculation. For the three and nine months ended September 30, 2004, 20.8 million and 17.1 million shares, respectively, related to the Company’s 2024 Debentures representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculation.
13.     PARENT COMPANY FINANCIAL INFORMATION
          Parent company financial information is provided to present the financial position and results of operations of the Company as if the consolidated companies (see Note 2) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies.
Parent Company Balance Sheets

	September 30, 2005	December 31, 2004
	(In thousands)
	(unaudited)
Assets
Cash and cash equivalents	$94,056	$128,262
Restricted cash	567	561
Marketable securities	51,448	33,555
Restricted marketable securities	3,725	3,771
Other current assets	19,128	2,506

Total current assets	168,924	168,655
Ownership interests in and advances to companies	149,441	179,870
Long-term marketable securities	3,913	11,964
Long-term restricted marketable securities	9,443	13,045
Note receivable — related party	408	1,384
Other	4,942	5,701

Total Assets	$337,071	$380,619

Liabilities and Shareholders’ Equity
Current liabilities	11,949	14,497
Long-term liabilities	10,438	10,319
Convertible senior debentures	150,000	150,000
Shareholders’ equity	164,684	205,803

Total Liabilities and Shareholders’ Equity	$337,071	$380,619

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2005
Parent Company Statement of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
	(unaudited)
Operating expenses	$(4,941)	$(5,225)	$(13,174)	$(14,390)
Other income (loss), net	981	(922)	1,891	39,432
Impairment — related party	—	—	(260)	—
Interest income	1,346	520	3,546	1,410
Interest expense	(1,235)	(2,014)	(3,707)	(7,348)
Equity loss	(6,791)	(11,428)	(22,708)	(33,744)

Net loss from continuing operations	(10,640)	(19,069)	(34,412)	(14,640)
Equity loss attributable to discontinued operations	—	(54)	—	(21,578)

Net Loss	$(10,640)	$(19,123)	$(34,412)	$(36,218)

Parent Company Statements of Cash Flows

	Nine Months Ended
	September 30,
	2005	2004
	(in thousands)
	(unaudited)
Net cash used in operating activities of continuing operations	$(14,876)	$(19,432)

Cash Flows from Investing Activities of Continuing Operations
Proceeds from sales of available-for-sale and trading securities	241	14,784
Proceeds from sales of and distributions from companies	5,035	39,085
Advances to companies	(2,185)	(615)
Acquisitions of ownership interests in companies and subsidiaries, net of cash acquired	(9,367)	(26,055)
Repayment of note-receivable — related party	1,052	4,968
Increase in restricted cash and marketable securities	(54,113)	(24,074)
Decrease in restricted cash and marketable securities	36,219	16,143
Proceeds from sale of property and equipment	4,160	—
Capital expenditures	(37)	(214)
Other, net	(335)	(141)

Net cash (used in) provided by investing activities of continuing operations	(19,330)	23,881

Cash Flows from Financing Activities of Continuing Operations
Proceeds from convertible senior debentures	—	150,000
Payment of offering costs on convertible senior debentures	—	(4,887)
Repurchase of convertible subordinated notes	—	(145,237)
Payment of costs to repurchase convertible subordinated notes	—	(913)
Issuance of Company common stock, net	—	1,281

Net cash provided by financing activities of continuing operations	—	244

Net (Decrease) Increase in Cash and Cash Equivalents	(34,206)	4,693
Cash and Cash Equivalents at beginning of period	128,262	121,518

Cash and Cash Equivalents at end of period	$94,056	$126,211

          The decrease in Parent Company cash and cash equivalents is primarily due the increase in marketable securities, as the Company invested in longer-term securities, including commercial paper and certificates of deposit, due to the higher interest rates on longer-term maturities.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2005
          At September 30, 2005, total parent company cash, cash equivalents and marketable securities were $146 million, versus $162 million at December 31, 2004.
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
          Segment assets included in Other Items include primarily cash, cash equivalents and marketable securities of $146.1 million and $162.4 million at September 30, 2005 and December 31, 2004, respectively.
          Revenue is attributed to geographic areas based on where the services are performed or the customer’s shipped to location. A majority of the Company’s revenue is generated in the United States.
          As of September 30, 2005 and December 31, 2004, the Company’s assets were primarily located in the United States.
          The following represents the segment data from continuing operations:

	Three Months Ended September 30, 2005
	(in thousands)
	(unaudited)
									Total
					Pacific	Other	Total	Other	Continuing
	Alliance	Clarient	Laureate	Mantas	Title	Companies	Segments	Items	Operations
Revenues	$23,286	$4,906	$2,155	$8,170	$7,520	$—	$46,037	$—	$46,037
Operating income (loss)	$(32)	$(4,480)	$(3,473)	$(495)	$616	$—	$(7,864)	$(4,655)	$(12,519)
Net income (loss)	$(242)	$(2,709)	$(3,585)	$(494)	$594	$305	$(6,131)	$(4,509)	$(10,640)

Segment Assets
September 30, 2005	$80,264	$34,292	$28,743	$36,148	$19,739	$39,972	$239,158	$166,791	$405,949
December 31, 2004	$85,183	$40,875	$33,332	$37,504	$16,301	$47,275	$260,470	$193,342	$453,812

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2005

	Three Months Ended September 30, 2004
	(in thousands)
	(unaudited)
								Total
				Pacific	Other	Total	Other	Continuing
	Alliance	Clarient	Mantas	Title	Companies	Segments	Items	Operations
Revenues	$21,749	$2,564	$5,988	$4,635	$—	$34,936	$—	$34,936
Operating income (loss)	$(1,314)	$(5,700)	$(2,817)	$(1,311)	$—	$(11,142)	$(5,223)	$(16,365)
Net income (loss)	$(1,393)	$(3,374)	$(2,865)	$(1,098)	$(4,000)	$(12,730)	$(6,339)	$(19,069)

	Nine Months Ended September 30, 2005
	(in thousands)
	(unaudited)
									Total
					Pacific	Other	Total	Other	Continuing
	Alliance	Clarient	Laureate	Mantas	Title	Companies	Segments	Items	Operations
Revenues	$66,542	$14,122	$8,592	$23,343	$24,292	$—	$136,891	$—	$136,891
Operating income (loss)	$(416)	$(11,922)	$(9,373)	$(2,861)	$3,831	$—	$(20,741)	$(13,174)	$(33,915)
Net income (loss)	$(977)	$(7,241)	$(9,628)	$(2,867)	$4,042	$(5,201)	$(21,872)	$(12,540)	$(34,412)

	Nine Months Ended September 30, 2004
	(in thousands)
	(unaudited)
								Total
				Pacific	Other	Total	Other	Continuing
	Alliance	Clarient	Mantas	Title	Companies	Segments	Items	Operations
Revenues	$69,008	$6,886	$17,116	$19,496	$1,278	$113,784	$—	$113,784
Operating income (loss)	(3,556)	$(14,896)	$(11,332)	$947	$(1,396)	$(30,233)	$(14,388)	$(44,621)
Net income (loss)	$(3,768)	$(9,220)	$(11,704)	$870	$31,571	$7,749	$(22,389)	$(14,640)
Other Items

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
	(unaudited)
Corporate operations	$(4,467)	$(6,411)	$(12,509)	$(22,332)
Income tax benefit (expense)	(42)	72	(31)	(57)

	$(4,509)	$(6,339)	$(12,540)	$(22,389)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2005
18.      BUSINESS COMBINATIONS
     Acquisitions by the Company – 2005
          In April and June 2005, the Company acquired additional shares of Pacific Title from minority shareholders for a total of $1.3 million, increasing its ownership in Pacific Title from 93% to 100%.
     Acquisitions by the Company – 2004
          In 2004, the Company completed the following acquisitions:
•	Acquired substantially all of the assets comprising the business of Laureate Pharma L.P. for cash of $29.5 million plus transaction costs.

•	Acquired additional shares of Pacific Title from minority interest shareholders for a total of $1.8 million, increasing its ownership in Pacific Title from 84% to 93%.

•	Acquired additional shares of Mantas for a total of $10 million, increasing its ownership in Mantas to 88%.

•	Acquired additional shares of Clarient for $12.5 million
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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2004
	(In thousands except per share data)
	(unaudited)
Total revenues from continuing operations	$38,914	$121,920
Net loss from continuing operations	$(21,866)	$(21,792)
Diluted loss per share	$(0.18)	$(0.18)
          The effect of the 2005 acquisitions did not have a material impact on the financial results for the three and nine months ended September 30, 2005.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2005
          The loan bears interest at the default annual rate of 9% and became payable on a limited basis on January 1, 2003. The Company sent Mr. Musser a demand notice in January 2003 and, when no payment was received, a default notice. In conjunction with the original loan, Mr. Musser granted the Company security interests in securities and real estate as collateral. Based on the information available to us, the Company also concluded that Mr. Musser may not have sufficient personal assets to satisfy the outstanding balance due under the loan when the loan becomes full recourse against Mr. Musser on May 18, 2006. To date the Company has impaired the loan by $15.8 million, including an aggregate of $0.3 million in 2005, to the estimated value of the collateral that the Company held at each respective date. The Company’s carrying value of the loan at September 30, 2005 is $0.4 million. The Company will continue to evaluate the value of the collateral to the carrying value of the note on a quarterly basis.
20.       COMMITMENTS AND CONTINGENCIES
          The Company and its subsidiaries are involved in several pending legal actions including the Safeguard Securities litigation, as described in the Company’s 2004 Annual Report on Form 10-K. In September 2005, the CompuCom Securities litigation (as described in the Company’s 2004 Annual Report) was dismissed by the court. Except as described herein, there were no material developments in these actions during the quarter ended September 30, 2005.
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
          In connection with its ownership interests in certain affiliates, the Company has the following outstanding guarantees:

		Debt Included on
		Consolidated Balance Sheet
	Amount	at September 30, 2005
	(in millions) (unaudited)
Consolidated Companies Guarantees – Credit Facilities	$36.5	$23.2
Other Consolidated Company Guarantees – Operating leases	5.9	—
Non-consolidated Company Guarantees	3.8	—

Total	$46.2	$23.2

          Additionally, we have committed capital of approximately $15.0 million related to commitments made in prior years to various private equity funds and a private company, to be funded over the next several years, including approximately $5.8 million which is expected to be funded during the next twelve months. The Company has committed to a plan to sell certain of its private equity funds at a price in excess of their current carrying value. These assets are classified as assets-held-for-sale at September 30, 2005, and are included in Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheets. At September 30, 2005, the Company has $9.1 million of committed capital to these funds which would be assumed by the buyer in a transaction.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2005
          Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner to the certain private equity funds (the “clawback”). Assuming the funds in which we are a general partner are liquidated or dissolved on September 30, 2005 and assuming for these purposes the only distributions from the funds are equal to the carrying value of the funds on the September 30, 2005 financial statements, the maximum clawback we would be required to return for our general partner interest is approximately $7 million. Management estimates its liability to be approximately $5 million. This amount is reflected in Other Long-Term Liabilities on the Consolidated Balance Sheets.
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
          In October 2001, the Company entered into an agreement with Mr. Musser, its former Chairman and Chief Executive Officer, to provide for annual payments of $650,000 per year and certain health care and other benefits for life. The related current liability of $0.5 million is included in Accrued Expenses and the long-term portion of $3.4 million is included in Other Long-Term Liabilities on the Consolidated Balance Sheets at September 30, 2005.
          The Company has employment agreements with certain executive officers that provide for severance payments to the executive officer in the event the officer is terminated without cause or an officer terminates his employment for “good reason”.
21.       SUBSEQUENT EVENT
          On November 9, 2005, the Company agreed to acquire approximately 94% of the outstanding securities of Acsis, Inc. (“Acsis”) of Marlton, New Jersey for approximately $26 million in cash, subject to adjustment, pursuant to an Agreement and Plan of Merger, dated as of November 9, 2005. Acsis provides enterprise data collection solutions to global manufacturers. The transaction is subject to customary closing conditions and is expected to close by year end.

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
Overview
          We are focused on advancing the growth of revenue stage life sciences and information technology companies. We see growing market opportunities for companies that operate in the following two categories:
•  Information Technology. Including companies focused on complex information technology, software and service solutions; and
•  Life Sciences. Including companies focused on products and services relating to drug formulation or delivery techniques, specialty pharmaceuticals, diagnostics or devices.
          We participate in expansion financings, management buyouts, recapitalizations, industry consolidations and early-stage financings. We provide growth capital and a range of strategic operational and management resources to our partner companies to help them build value in their businesses.
          On an ongoing basis, we review the current value and prospects of each of our companies in order to determine whether our long-term interests can best be served by holding the company or by realizing the value (or a portion of the value) of the company. As a result, from time-to-time, we may sell an entire company or some or all of our interests in a company and redeploy the capital realized in other opportunities. We may achieve these liquidity events through private transactions with strategic buyers, initial public offerings or other means. In the case of our public companies, we may sell our interests from time to time in the open market, in privately negotiated sales or in public offerings. Consistent with that strategy, we will continue to assess our companies, consider the strategy of each company, its fit within our strategic focus and its opportunities for growth. As a result of these assessments, we may undertake liquidity events during the course of the year.
          Many of our companies are technology-related companies that have incurred substantial losses in the first nine months of 2005, and in prior periods. We expect some of these losses to continue, while we also expect reductions in their operating losses. In addition, we expect to continue to acquire interests in other companies that may have operating losses when we acquire them. We also expect certain of our existing companies to continue to invest in their products and services and to recognize operating losses related to those activities. As a result, our operating losses attributable to our corporate operations and our companies could continue to be significant. Our financial results also are affected by acquisitions or dispositions of companies or equity or debt interests in companies. These transactions have resulted in significant volatility in our financial results, which we expect will continue.
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
          Clarient places many of its proprietary ACIS® units with users on a “fee-per-use” basis. Clarient recognizes revenue based on the greater of actual usage fees or the minimum monthly rental fee. Under this pricing model, Clarient owns most of the ACIS® instruments that are engaged in service and, accordingly, all related depreciation and maintenance and service costs are expensed as incurred. For those instruments that are sold, Clarient recognizes and defers revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” At the outset of the arrangement with the customer, Clarient defers revenue for the fair value of its undelivered elements (e.g., maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met. Maintenance revenue is recognized ratably over the term of the maintenance contract, which typically is a period of twelve months. Revenue on system sales is recognized in accordance with Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104, when all criteria for revenue recognition have been met. Such criteria includes, but is not limited to persuasive evidence of an arrangement exists; the arrangement includes a product price that is fixed and determinable. Clarient has satisfied the terms of the arrangement including passing title and risk of loss to their customer upon shipment; and collection from their customer is reasonably assured in accordance with the terms of the arrangement. For system sales placed under the DAKO distribution and development agreement, Clarient has completed preparation of nine systems and are awaiting shipping instructions. The payment received from DAKO for these systems is accounted for as deferred revenue. Clarient anticipates that DAKO will complete sales of these systems to end users in the fourth quarter of 2005 and provide shipping instructions so that Clarient will be able to record this system sale revenue. Systems sold under a leasing agreement are accounted for as sales-type leases pursuant to SFAS No. 13, “Accounting for Leases,” if applicable. Clarient recognizes the net effect of those transactions as a sale because of the bargain purchase option granted to the lessee.
          Mantas generates revenue from software licenses, related consulting services and post contract customer support (PCS). Revenue from software license agreements and product sales is recognized upon delivery, provided that all of the following conditions are met: a non-cancelable license agreement has been signed; the software has been delivered; no significant production, modification or customization of the software is required; the vendor’s fee is fixed or determinable; and collection of the resulting receivable is deemed probable. In software arrangements that include rights to software products, hardware products, specified upgrades, PCS, and/or other services, Mantas allocates the total arrangement fee among each deliverable based on vendor-specific objective evidence using the residual method. Revenue from maintenance agreements is recognized ratably over the term of the maintenance period, generally one to five years. Consulting and training services provided by Mantas that are not considered essential to the functionality of the software products are recognized as the respective services are performed.
          For Mantas’ software installations or implementations that include significant production, development or customization, revenue is recognized using the percentage of completion method. Mantas measures progress toward completion by reference to total costs incurred compared to total estimated costs to be incurred in completing the development effort. The amount of revenue calculated using the percentage completion method is limited by the existence of customer acceptance provisions of contractually defined milestones and corresponding customer rights to refund for certain portions of the fee. In cases where acceptance provisions exist, Mantas defers revenue recognition until Mantas has evidence that the acceptance provisions have been met. When current analysis of cost estimates indicate a loss is expected to be incurred, the entire loss is recorded in the period in which it is identified.
          Pacific Title’s revenue is primarily derived from providing post-production services to the motion picture and television industry. Laureate’s revenue is generated by sale of contract manufacturing services to support the development and commercialization of pharmaceutical products. Revenue for Pacific Title and Laureate is generally recognized upon the performance of services. Certain services are performed under fixed-price contracts. Revenue from these contracts is recognized on a percentage of completion basis based on costs incurred to total estimated costs to be incurred. Any anticipated losses on contracts are expensed when identified.
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
          The carrying value of goodwill at September 30, 2005 was $93 million.
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
          The carrying value of net intangible assets at September 30, 2005 was $8 million. The carrying value of net property and equipment at September 30, 2005 was $44 million.
  Recoverability of Ownership Interests In and Advances to Companies
          On a continuous basis, but no less frequently than at the end of each quarterly period, we evaluate the carrying value of our equity and cost method companies for possible impairment based on achievement of business plan objectives and milestones, the fair value of each company relative to its carrying value, the financial condition and prospects of the company and other relevant factors. We then determine whether there has been an other than temporary decline in the carrying value of our ownership interest in the company. Impairment is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. The new cost basis of a company is not written-up if circumstances suggest the value of the company has subsequently recovered.
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

          As of September 30, 2005, the value of the collateral pledged by Mr. Musser to secure the loan had an approximate value of $0.7 million compared to the loan’s carrying value of $0.4 million. The collateral pledged includes $0.5 million of publicly traded securities and $0.2 million of privately held securities. The publicly traded securities are valued using quoted market prices and the privately held securities have been valued based on the price at which the privately held company has offered to pay shareholders to acquire the shares. We will continue to evaluate the value of the collateral compared to the carrying value of the note on a quarterly basis.
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
          The Company’s operating results by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Alliance	$(242)	$(1,393)	$(977)	$(3,768)
Clarient	(2,709)	(3,374)	(7,241)	(9,220)
Laureate	(3,585)	—	(9,628)	—
Mantas	(494)	(2,865)	(2,867)	(11,704)
Pacific Title	594	(1,098)	4,042	870
Other companies	305	(4,000)	(5,201)	31,571

Total segments	(6,131)	(12,730)	(21,872)	7,749

Other items
Corporate operations	(4,467)	(6,411)	(12,509)	(22,332)
Income tax benefit (expense)	(42)	72	(31)	(57)

Total other items	(4,509)	(6,339)	(12,540)	(22,389)

Net loss from continuing operations	(10,640)	(19,069)	(34,412)	(14,640)
Discontinued operations, net of taxes	—	(54)	—	(21,578)

Net Loss	$(10,640)	$(19,123)	$(34,412)	$(36,218)

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
Alliance
          Alliance operates on a 52 or 53-week fiscal year, ending on the Saturday closest to the end of the fiscal period. Alliance’s third quarter ended on October 1, 2005, a period of 13 weeks and October 2, 2004, a period of 13 weeks, and year-to-date a period of 39 weeks and 40 weeks, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Revenue	$23,286	$21,749	$66,542	$69,008

Operating expenses
Cost of sales	16,023	15,218	45,780	47,694
Selling, general and administrative	7,051	7,715	20,455	24,489
Amortization of intangibles	244	130	723	381

Total operating expenses	23,318	23,063	66,958	72,564

Operating loss	(32)	(1,314)	(416)	(3,556)
Other loss, net	(15)	—	(37)	—
Interest, net	—	(85)	(530)	(225)
Minority interest	(195)	6	6	13

Net loss before income taxes	$(242)	$(1,393)	$(977)	$(3,768)

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
          In October 2004, Alliance acquired Mensamind, (now Alliance India) a software development company based in Hyderabad, India. This acquisition has enabled Alliance to provide offshore capabilities to its existing and new clients. Since the transaction was completed in October 2004, the acquisition did not have a material effect on the consolidated operating results of Alliance for 2004. Revenue from off-shore operations accounts for less than five percent of total revenue in 2005.
          At September 30, 2005, our voting interest in Alliance was 100%.
Revenue.
Quarter 2005 vs. 2004. Revenue, including reimbursement of expenses, increased $1.5 million, or 7.1%, to $23.3 million in 2005 as compared to $21.7 million in 2004. This increase resulted from revenue growth at existing accounts as well as the development of new accounts which more than offset the decline in revenue from Alliance’s largest customer in 2004. In addition, new service offerings, Master Data Management and Global Delivery, have contributed to overall revenue growth. Master Data Management includes business intelligence and data management as well as corporate performance management. Global Delivery is Alliance’s high quality, lower priced offshore delivery and support service. These new services generated an aggregate of $1.2 million during the quarter.
          Alliance’s top ten customers accounted for approximately 57% of total revenue in the third quarter of 2005 as compared to approximately 54% of total revenue in the third quarter of 2004. One customer individually had revenue greater than 10% of total revenue during the quarter while this customer plus a second customer each generated revenue greater than 10% of total revenue during 2004.
Year-to-date 2005 vs. 2004. Revenue, including reimbursement of expenses, decreased $2.5 million, or 3.6%, to $66.5 million in 2005 as compared to $69.0 million in 2004. This decrease was due to Alliance’s largest customer from 2004 canceling selected active projects to control their costs and 2004 including a substantial amount of acquisition-related integration project for the same customer, continued consolidation within the pharmaceutical and financial services sectors and completion of several larger engagements during 2004 with no follow-on services. These decreases were partially offset by growth in new key accounts, outsourcing services, Master Data Management and Global Delivery.
          Alliance’s top ten customers accounted for approximately 58% of total revenue in 2005 as compared to approximately 53% of total revenue in 2004. One customer individually had revenue greater than 10% of total revenue in 2005 while a different customer generated revenue greater than 10% of total revenue during 2004.
          Due to targeted sales efforts, Alliance expects both revenue and incremental gross profit associated with Master Data Management and Global Delivery to continue to increase in future periods. Revenue growth continues to be impacted by general economic uncertainty, causing many clients to delay project starts or award projects in multiple stages instead of one large project or curtail their IT spending.
Cost of Sales.
Quarter 2005 vs. 2004. Cost of sales increased $0.8 million, or 5.3%, to $16.0 million in 2005 as compared to $15.2 million in 2004. This increase was a direct result of the increase in revenue. Gross margin increased to 31.2% from 30.0% due to a shift in the product mix more towards higher value, higher margin business, including Master Data Management and Global Delivery. In addition, the increase in overall pricing pressures within the industry, increased employee and contractor costs as competition for talent has increased with declines in unemployment levels and pricing concessions made to customers in exchange for greater volume were offset by the introduction of higher margin service offerings during the year and internal improvements surrounding project management that prevented cost overruns during the delivery process.
Year-to-date 2005 vs. 2004. Cost of sales decreased $1.9 million, or 4.0%, to $45.8 million in 2005 as compared to $47.7 million in 2004. This decrease was a direct result of the decrease in revenue. Gross margin remained flat at approximately 31%. The increase in overall pricing pressures within the industry, increased employee and contractor costs as competition for talent has increased with declines in unemployment levels and pricing concessions made to customers in exchange for greater volume were offset by the introduction of higher margin service offerings during the year and internal improvements surrounding project management that prevented cost overruns during the delivery process.
          Alliance expects gross margins to improve in future periods due to the continued growth in Master Data Management and Global Delivery; which has a lower cost of delivery and a continued shift towards the higher-margin business. However, gross margins are expected to continue to be impacted by general economic uncertainty, pricing pressures both with the client and consultants, resource availability and efficiency in project management.
Selling, General and Administrative.
Quarter 2005 vs. 2004. Selling, general and administrative costs decreased $0.7 million, or 8.6%, to $7.1 million in 2005 as compared to $7.7 million in 2004. Selling, general and administrative expenses were 30.3% of revenue in 2005 as compared to 35.5% of revenue in 2004. The decrease in dollars and as a percentage of revenue are due to the cost savings associated with transitioning certain support functions to Alliance India and relocating Alliance’s corporate headquarters and Philadelphia sales office. In addition, 2004 included non-capitalizable expenses associated with the Mensamind acquisition and higher non-cash compensation costs for certain other executives. Offsetting these savings were incremental severance costs and increases in variable compensation directly related to the improvement in Alliance’s financial performance as compared to 2004.
Year-to-date 2005 vs. 2004. Selling, general and administrative costs decreased $4.0 million, or 16.5%, to $20.5 million in 2005 as compared to $24.5 million in 2004. Selling, general and administrative expenses were 30.7% of revenue in 2005 as compared to 35.5% of revenue in 2004. The decrease in dollars and as a percentage of revenue are due to the cost savings associated with transitioning certain support functions to Alliance India, relocating Alliance’s corporate headquarters and Philadelphia sales office and a decline in variable compensation due to Alliance’s decline in revenue. In addition, 2004 included non-capitalizable expenses associated with the Mensamind acquisition, severance related with a former executive and higher non-cash compensation costs for certain other executives. Offsetting these savings were incremental costs associated with severance relating to a former senior manager in 2005.
          Costs are expected to increase as the business continues to grow; however, as a percentage of revenue, costs are expected to decrease as headcount additions made during 2004 and 2005 begin to generate a return on investment and cost savings initiatives are realized including the shift of certain selling, general and administrative resources to offshore.
Amortization.
Quarter 2005 vs. 2004. Amortization expense associated with amortizable intangible assets increased $0.1 million to $0.2 million in 2005 as compared to $0.1 million in 2004. The increase was due to an increase in amortizable intangible assets as a result of Alliance’s acquisition of Mensamind during October 2004.
Year-to-date 2005 vs. 2004. Amortization expense associated with amortizable intangible assets increased $0.3 million or to $0.7 million in 2005 as compared to $0.4 million in 2004. The increase was due to an increase in amortizable intangible assets as a result of Alliance’s acquisition of Mensamind during October 2004.
Net Loss Before Income Taxes.
Quarter 2005 vs. 2004. Net loss decreased $1.2 million to $0.2 million in 2005 as compared to $1.4 million in 2004. The improvement is directly related to the growth in revenue and the decrease in selling, general and administrative expenses.

Year-to-date 2005 vs. 2004. Net loss decreased $2.8 million to $1.0 million in 2005 as compared to $3.8 million in 2004. The improvement in selling, general and administrative expenses was partially offset by the decline in revenue during 2005.
Clarient

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Revenue	$4,906	$2,564	$14,122	$6,886

Operating expenses
Cost of sales	2,904	2,179	8,088	4,259
Selling, general and administrative	5,194	4,566	14,280	12,980
Research and development	921	1,136	2,567	3,355
Amortization of intangibles	367	383	1,109	1,188

Total operating expenses	9,386	8,264	26,044	21,782

Operating loss	(4,480)	(5,700)	(11,922)	(14,896)
Interest, net	(78)	9	(128)	(60)
Minority interest	1,849	2,317	4,809	5,736

Net loss before income taxes	$(2,709)	$(3,374)	$(7,241)	$(9,220)

          Clarient is an advanced diagnostics technology and services company focused on improving the quality of patient care while reducing medical costs and speeding the discovery of new drugs to treat cancer. Clarient’s proprietary Automated Cellular Imaging System (ACIS®)is a versatile automated microscope system that greatly improves the accuracy and reproducibility of cell imaging through its unique patented technology. Clarient also provides comprehensive laboratory services ranging from in-house pathology testing using the ACIS® to other diagnostic technologies that assist physicians in managing cancer. In addition, Clarient develops ACIS®-based tools for academic and biopharmaceutical company researchers, allowing them to perform cellular-level analyses much faster and with improved accuracy.
          The decision to provide in-house laboratory services was made in 2004 to give Clarient an opportunity to capture a significant service-related revenue stream over the much broader and expanding cancer diagnostic testing marketplace while also optimizing the level of service and accuracy provided to remote pathology customers. Clarient believes that they are positioned to participate in this growth because of their proprietary analysis capabilities, depth of experience of the staff in their diagnostic laboratory, relationships with the pharmaceutical companies and demonstrated ability to develop unique assays to support new diagnostic tests. In July 2005, Clarient entered into a distribution and development agreement with DakoCytomation Denmark A/S (“DAKO”), a Danish company that provides system solutions for cancer diagnostics and cell analysis worldwide. Under the terms of the agreement, DAKO will distribute and market Clarient’s ACIS II system and related software. The distribution arrangement is exclusive on a worldwide basis in research and clinical markets, and non-exclusive with respect to biotechnology and pharmaceutical companies (and their academic research partners). The agreement has a five year initial term.
          As of September 30, 2005, our voting interest in Clarient was 56%.
Revenue.
Quarter 2005 vs. 2004. Revenue increased $2.3 million or 91.3% in the third quarter of 2005 as compared to the third quarter of 2004. Clarient attributes this increase to its new diagnostic services offerings, which total $3.0 million in 2005, as compared to $0.8 million in 2004, when Clarient first began to offer their laboratory operations. Revenue generated from system sales increased $0.5 million. A total of 10 ACIS ® systems were sold in 2005 as compared to 3 system sales in 2004. The increases were partially offset by a decline in fee-per-use revenue of $0.3 million, which was caused by a reduction in the aggregate number of ACIS® placements as a result of customers electing to purchase their equipment following the expiration of their lease.

Year-to-date 2005 vs. 2004. Revenue increased $7.2 million or 105.1% in 2005 as compared to 2004. Clarient attributes this increase to its new diagnostic services offerings, which total $7.6 million in 2005. There is no significant comparable figure for the 2004 period as Clarient commenced providing these services in the second quarter of 2004. Revenue generated from system sales increased $1.6 million. A total of 34 ACIS ® systems were sold in 2005 as compared to 11 system sales in 2004. The increases were partially offset by a decline in fee-per-use revenue of $1.0 million, which was caused by a reduction in the aggregate number of ACIS® placements as a result of customers electing to purchase their equipment following the expiration of their lease.
          Clarient anticipates that diagnostic services revenues will continue to increase for the remainder of 2005 because they are now able to offer a more comprehensive suite of advanced cancer diagnostic tests. Additionally, Clarient expects revenue from the sales of systems to increase as a result of Clarient’s distribution agreement with DAKO (pursuant to which DAKO has agreed to order a minimum of 15 ACIS II systems in the first year of the contract, which commenced July 2005, and a minimum of 40 ACIS II systems in subsequent contract years) and as a result of Clarient’s expanded sales force and marketing efforts to biotechnology and pharmaceutical companies (and their academic research partners).
Cost of Sales.
Quarter 2005 vs. 2004. Cost of sales increased $0.7 million or 33.3% in the third quarter of 2005 as compared to the third quarter of 2004. Clarient attributes this increase primarily to cost of sales related to diagnostic service, which were $2.3 million in 2005 as compared to $1.3 million in 2004. Costs were approximately 77% of diagnostic services revenue in the current quarter. Cost of sales related to system sales and fee-per-use declined in 2005 as compared to 2004. Gross margins for instrument systems were 64% in 2005 compared to 15% in 2004. The improvement was due primarily to lower costs of sale for systems sold, which in many cases were refurbished older systems and also due to lower costs of field service.
Year-to-date 2005 vs. 2004. Cost of sales increased $3.8 million or 89.9% in 2005 as compared to 2004. Clarient attributes this increase primarily to cost of sales related to diagnostic services, which was $6.2 million in 2005. There is no significant comparable figure for 2004, as these services commenced late in the second quarter of 2004. Costs were approximately 82% of diagnostic services revenue in the current year. Cost of sales related to system sales and fee-per-use declined in 2005 as compared to 2004. Gross margins for instrument systems were 69% in 2005 as compared to 27% in 2004. The improvement was due primarily to lower costs of sale for systems sold, which in many cases were refurbished older systems and also due to lower costs of field service.
          Clarient expects that margins for the remainder of 2005 will be consistent with those achieved in the most recent quarter from the sale of systems in non-exclusive markets (such as to pharmaceutical companies) where Clarient places the systems directly to its customers. Clarient also expects that the margins for systems sold through the DAKO distribution agreement will be lower as a result of the pricing terms of our arrangement with DAKO, although they anticipate an increase in the number of systems sold.
Selling, General and Administrative.
Quarter 2005 vs. 2004. Selling, general and administrative costs increased $0.6 million or 13.8% in the third quarter or 2005 as compared to the third quarter of 2004. Clarient attributes this increase to non-cash charges related to rental expense for the new facility, which is currently being built out to Clarient’s specifications and severance costs related to the departure of a prior executive officer. Also attributing to the increase is an increase in diagnostic services administration. Diagnostic services administration includes the costs of senior medical staff, senior operations personnel, collection costs, consultants and legal resources to facilitate implementation of this new operation.
Year-to-date 2005 vs. 2004. Selling, general and administrative costs increased $1.3 million or 10.0% in 2005 as compared to 2004. Clarient attributes this increase primarily to diagnostic services administration. The expense is $1.9 million higher in 2005 as compared to 2004. Partially offsetting this increase is a decrease due to higher expenses in the prior year related to various legal costs, non-cash compensation charges related to stock options and restricted stock, outside consulting costs for interim CEO management services, and the reduction of personnel as a result of the fourth quarter 2004 workforce reduction.

          Clarient anticipates that selling, general and administrative costs will increase in the future with the addition of sales resources to support our projected increase in service revenues and their move to a new facility and due to higher collection costs from a third party billing and collection company on anticipated increase in revenue.
Research and Development.
Quarter 2005 vs. 2004. Research and development costs decreased $0.2 million or 18.9% in the third quarter of 2005 as compared to the third quarter of 2004. Clarient attributes the decline primarily to the reduction in personnel that resulted from their fourth quarter 2004 workforce reduction.
Year-to-date 2005 vs. 2004. Research and development costs decreased $0.8 million or 23.5% in 2005 as compared to 2004. Clarient attributes the decline primarily to the reduction in personnel that resulted from their fourth quarter 2004 workforce reduction.
          Clarient expects these costs to increase over the next several quarters to support the new development activity contemplated in their distribution and development agreement with DAKO. A portion of these expenses will be funded by DAKO under the terms of Clarient’s distribution and development agreement. These new development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS® and increase the attractiveness of the ACIS® as a tool for researchers, are important to increasing clinical system test volume, expanding the number of clinical system placements, and increasing research system sales.
Net Loss Before Income Taxes.
Quarter 2005 vs. 2004. Net loss before income taxes decreased $0.7 million or 19.7% for the third quarter of 2005 as compared to the third quarter of 2004. The decline is primarily attributable to the reasons discussed above, partially offset by a $0.5 million decline in minority interest.
Year-to-date 2005 vs. 2004. Net loss before income taxes decreased $2.0 million or 21.5% in 2005 as compared to 2004. The decline is primarily attributable to the reasons discussed above, partially offset by a $0.9 million decline in minority interest.
Laureate Pharma
          We acquired 100% of Laureate Pharma in December 2004. As a result, there is no comparative financial information for the prior year periods.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
	(In thousands)
Revenue	$2,155	$8,592

Operating expenses
Cost of sales	4,534	14,784
Selling, general and administrative	1,094	3,181

Total operating expenses	5,628	17,965

Operating loss	(3,473)	(9,373)
Interest, net	(112)	(255)

Net loss before income taxes	$(3,585)	$(9,628)

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
          As of September 30, 2005, our voting interest in Laureate Pharma is 100%.
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
Revenue.
          Quarter September 30, 2005 vs. June 30, 2005. Revenue decreased $1.6 million or 43.2% in the third quarter of 2005 as compared to the second quarter of 2005. Laureate attributes this decrease to the cancellation of a project at the end of the first quarter, the cancellation of another project due to customer product stability issues as well as timing delays of production runs for two projects due to slower than anticipated cell lines development by certain of Laureate’s clients.
          Operating Expenses.
          Quarter September 30, 2005 vs. June 30, 2005. Operating expenses decreased $0.9 million or 13.4% in the third quarter of 2005 as compared to the second quarter of 2005. Laureate attributes the decline primarily to a decline in cost of sales directly related to the decline in revenue. Included in the results for the three and nine months ended September 30, 2005 is an accrual of $0.3 million on a loss contract based on Laureate’s estimated costs to complete this contract as of September 30, 2005.
          Laureate Pharma’s customers often pursue development of drugs that are in early stages of clinical trials, and thus have high failure rates. Losses of one or more customer projects can result in significant swings in revenue and profitability from quarter to quarter and year to year. Although there has been a trend among biopharmaceutical companies to outsource drug production functions, this trend may not continue. Many of Laureate Pharma’s contracts are short term in duration. As a result, Laureate Pharma must continually replace many of its contracts with new contracts to sustain its revenue.

Mantas

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Revenue	$8,170	$5,988	$23,343	$17,116

Operating expenses
Cost of sales	4,007	3,325	11,562	9,576
Selling, general and administrative	2,208	3,327	7,735	12,182
Research and development	2,144	1,847	5,990	5,773
Amortization of intangibles	306	306	917	917

Total operating expenses	8,665	8,805	26,204	28,448

Operating loss	(495)	(2,817)	(2,861)	(11,332)
Other income, net	—	1	—	1
Interest, net	1	(49)	(6)	(65)
Minority interest	—	—	—	(308)

Net loss before income taxes	$(494)	$(2,865)	$(2,867)	$(11,704)

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
          As of September 30, 2005, our voting interest in Mantas was 88%.
Revenue.
Quarter 2005 vs. 2004. Revenue increased $2.2 million or 36.4% in the third quarter of 2005 as compared to the third quarter of 2004. Mantas attributed this increase to higher revenue from their largest financial services customer. Financial services revenue has increased substantially with an increase in revenue by $1.7 million.
Year-to-date 2005 vs. 2004. Revenue increased $6.2 million or 36.4% in 2005 as compared to 2004. Mantas attributes the increase to higher services revenue and product license acceptances from their largest financial services customer as well as additional product license acceptances from new customers. This increase has been partly offset by a decrease in services work at another large financial services client as well as lower telecommunications revenue due to fewer product license acceptances on telecommunications projects during 2005.
          Mantas expects revenue to continue to increase in the last quarter of 2005. Historically, Mantas has experienced its highest revenue in the fourth quarter due to customers seeking to get products implemented before the end of the year.
Cost of Sales.
Quarter 2005 vs. 2004. Cost of Sales increased $0.7 million or 20.5% in the third quarter of 2005 as compared to the third quarter of 2004. Mantas attributed this increase primarily to the increase in revenue. Cost of sales – product has increased despite lower product sales due to amortization of a capitalized software product which commenced in September 2004. Mantas has considerably improved its services margins. Services margins within financial services for the quarters were approximately 50% and 31%, respectively. The improvement was primarily due to replacing high cost subcontractors on certain engagements, more focused management in professional services and implementing a more stable product based on one platform as opposed to several.

Year-to-date 2005 vs. 2004. Cost of Sales increased $2.0 million or 20.7% in 2005 as compared to 2004 due to higher revenue. Cost of sales – product has increased at a higher rate than product sales due to amortization of a capitalized software product which was completed in September 2004 and also due to the cost of third party licensing for a new component of their product. Mantas has considerably improved its overall services margins. Services margins within financial services for the year-to-date were approximately 45% and 27%, respectively. The improvement was primarily due to replacing high cost subcontractors on certain engagements, more focused management in professional services and implementing a more stable product based on one platform as opposed to several.
          Mantas expects cost of sales — service to continue to increase at a similar rate as revenue in the last quarter of 2005 while cost of sales – product will increase at a lower rate than revenue due to a large amount of expected product license revenue in the fourth quarter but minimal variable costs of such sales.
Selling, General and Administrative.
Quarter 2005 vs. 2004. Selling, general and administrative expenses decreased $1.1 million or 33.6% in the third quarter of 2005 as compared to the third quarter of 2004. Mantas attributed this decline to restructuring the product management organization resulting in lower headcount as well as turnover in sales management in the Americas.
Year-to-date 2005 vs. 2004. Selling, general and administrative expenses decreased $4.4 million or 36.5% in 2005 as compared to 2004. Mantas attributed this decline to restructuring the product management organization resulting in lower headcount, turnover in sales management in the Americas as well as continued reductions of Mantas’s overall headcount after its merger with Sotas, Inc. in the fourth quarter of 2003.
          Mantas expects these costs to increase slightly in the last quarter of 2005 due to hiring that is currently taking place within the sales department.
Research and Development.
Quarter 2005 vs. 2004. Research and development expense, net increased $0.3 million or 16.1% in the third quarter of 2005 as compared to the third quarter of 2004. However, the actual research and development spending decreased slightly once the $0.5 million of capitalized software in the third quarter of 2004 are taken into account. This decrease in overall spending was due to the completion of Mantas 4.0 and a substantially lower overall headcount in the research and development organization.
Year-to-date 2005 vs. 2004. Research and development expense, net increased $0.2 million or 3.8% in 2005 as compared to 2004. However, actual research and development spending decreased significantly once the $4.3 million of capitalized software development costs in 2004 are taken into account. This resulting decrease in overall research and development spending was due to the completion of Mantas 4.0 and lower headcount in the research and development organization.
          Mantas expects these costs to remain stable or increase slightly in the last quarter of 2005.
Net Loss Before Income Taxes.
Quarter 2005 vs. 2004 . Loss before income taxes decreased $2.4 million or 82.8% in the third quarter of 2005 as compared to the third quarter of 2004. Mantas attributed the improvement to higher gross margins as well as lower selling, general and administrative expenses, slightly offset by higher research and development expenses.
Year-to-date 2005 vs. 2004. Loss before income taxes decreased $8.8 million or 75.5% in 2005 as compared to 2004. Mantas attributed this improvement to higher gross margins as well as lower selling general and administrative expenses, partially offset by higher research and development expenses. Mantas’s loss before income taxes is expected to decrease in the fourth quarter because of expected customer acceptances, partially offset by increased sales, marketing and development costs. The amount of minority interest related to Mantas was reduced to zero during 2004, and as a result, we recorded 100% of Mantas’ losses in our consolidated operating results.

Pacific Title

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Revenue	$7,520	$4,635	$24,292	$19,496

Operating expenses
Cost of sales	5,349	4,812	15,899	14,225
Selling, general and administrative	1,555	1,134	4,562	4,324

Total operating expenses	6,904	5,946	20,461	18,549

Operating income (loss)	616	(1,311)	3,831	947
Other income, net	—	—	362	95
Interest, net	(22)	(7)	(36)	(32)
Minority interest	—	220	(115)	(140)

Net income (loss) before income taxes	$594	$(1,098)	$4,042	$870

          Pacific Title is a leading provider of a broad range of post-production digital and photo-chemical services to the Hollywood motion picture and television industry. Pacific Title provides a complete array of digital post-production capabilities both for new releases and restoration of film libraries, replacing optical, analog image reproduction and processing with digital image processing technologies, which we believe is more cost-effective and flexible, and YCM, which is the traditional method of archiving films, involving the transfer of the film to three color strips; yellow, cyan and magenta, which can be stored for 100 years.
          As of September 30, 2005, our voting interest in Pacific Title was 100%.
Revenue.
Quarter 2005 vs. 2004. Revenues increased $2.9 million or 62.2% in the third quarter of 2005 as compared to the third quarter of 2004. Pacific title attributed the increase to increases in the traditional business of trailer production due to the combination of a pricing increase in January and increased volume and third party scanning and recording, supplemented by revenue from two new business lines, digital intermediate and YCM revenue. These increases were partially offset by a decline in revenue from 3D, digital optical, and tape to film commercials.
Year-to-date 2005 vs. 2004. Revenue increased $4.8 million or 24.6% in 2005 as compared to 2004. Pacific Title attributes this increase to higher revenues from trailers due to a pricing increase in January 2005 and Pacific Title had two large campaigns, digital intermediates (a new line of business), scanning and recording for third parties and 3D and YCM revenues. The increase was partially offset by continued declines in the Pacific Title’s analog businesses.
          Revenue is expected to continue to improve in the last quarter of 2005 based on continuing levels of new business including digital intermediates and YCM. Pacific Title’s business is subject to substantial variations as a result of seasonality, which they believe is typical of the film post-production industry. Pacific Title believes that its exposure to seasonal industry trends may diminish in the future as a result of the broadening of its service offerings.
Cost of Sales.
Quarter 2005 vs. 2004. Cost of sales increased $0.5 million or 11.2% in the third quarter of 2005 as compared to the third quarter of 2004. Pacific Title attributes this increase to increases in labor costs related to higher sales, maintenance expenses, attributable to new equipment covered under maintenance agreements and depreciation; partially offset by lower leased equipment expense attributable to expiring leases.
Year-to-date 2005 vs. 2004. Cost of sales increased $1.7 million or 11.8% in 2005 as compared to 2004. Pacific Title attributed this increase to increases in labor and film costs, mainly related to increased sales, and increases in depreciation and maintenance expenses related to increased capital expenditures and warranties of newer equipment expiring. The 2004 period costs were attributable to an uncharacteristically low activity month, which could not be offset as a result of fixed costs included in cost of sales.

          Cost of sales for 2005 are expected to finish higher than 2004 due to increased sales levels and costs to support those increased levels.
Selling, General and Administrative.
Quarter 2005 vs. 2004. Selling and administrative expenses increased $0.4 million or 37.1% in the third quarter of 2005 as compared to the third quarter of 2004. Pacific Title attributed the increase to increases in sales staffing and wages, commissions and management performance bonuses due to improved company performance.
Year-to-date 2005 vs. 2004. Selling and administrative expenses increased $0.2 million or 5.5% in 2005 as compared to 2004. Pacific Title attributed the increase to increased staffing and wage increases, increased commission and incentive bonuses related to higher sales and profitability, and increased professional fees.
          Pacific Title expects selling, general and administrative expenses to continue at approximately the same rate due to support services needed to facilitate the increased revenue levels.
Net Income Before Income Taxes.
Quarter 2005 vs. 2004. Net income before income taxes increased $1.7 million for the third quarter of 2005 as compared to 2004. Pacific Title attributed this increase primarily to increased revenues, partially offset by increased operating expenses.
Year-to-date 2005 vs. 2004. Net income before income taxes increased $3.2 million for the third quarter of 2005 as compared to 2004. Pacific Title attributed this increase primarily to increased revenues, partially offset by increased operating expenses.
Other Companies

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Revenue	$—	$—	$—	$1,278

Total operating expenses	—	—	—	2,674

Operating loss	—	—	—	(1,396)
Other income (loss), net	926	(1,630)	825	40,939
Interest, net	—	—	—	(10)
Minority interest	—	—	—	584
Equity loss	(621)	(2,370)	(6,026)	(8,546)

Net income (loss) before income taxes	$305	$(4,000)	$(5,201)	$31,571

          Operating loss for the Other Companies segment in 2004 was derived from Tangram through its sale in February 2004.
Other Income (Loss), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Gain on sale of companies and funds, net	$1,031	$70	$1,313	$44,486
Loss on trading securities	(11)	—	(229)	(396)
Impairment charges	(125)	(1,700)	(325)	(3,197)
Other	31	—	66	46

	$926	$(1,630)	$825	$40,939

Quarter 2005 vs. 2004. Other income (loss), net includes gains on sales of companies and funds of $1.0 million in 2005, which reflects a gain on the sale of a limited partnership interest in a private equity fund.

Year-to-date 2005 vs. 2004. Other income (loss), net includes gains on sales of companies and funds of $1.3 million in 2005, which reflects a gain on the sale of a limited partnership interest in a private equity fund and a gain on the distribution of stock from a private equity fund. Included in gains on sales of companies and funds in 2004 of $44.5 million is a $31.7 million gain on the sale of Sanchez and $8.5 million related to our sale of Tangram for shares of Opsware, as well as $2.3 million attributable to a distribution from a bankruptcy proceeding and $1.5 million relating to the final payment of an installment sale of a company sold in 1997.
          Loss on trading securities in 2005 reflects the loss on the sale of our holdings in stock distributed from a private equity fund, which were sold during the quarter. Loss on trading securities in 2004 primarily reflects the adjustment to fair value of our holdings in Opsware and subsequent loss on sale of Opsware stock of $0.1 million.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Share of our equity method other companies’ results of operations	$(868)	$(1,429)	$(2,205)	$(3,193)
Share of private equity funds’ results of operations	247	(941)	(3,821)	(5,353)

	$(621)	$(2,370)	$(6,026)	$(8,546)

          During 2005, we restructured our ownership interests in four private equity funds from a general partner to a limited partner interest. As a result of the change, we no longer have the ability to significantly influence the operations of these funds; therefore, effective April 1, 2005, we now account for these funds on the cost method. During the three and nine months ended September 30, 2004, these funds accounted for $0.7 million and $3.5 million of equity loss, respectively. During the three months ended March 31, 2005, these funds accounted for $1.4 million of equity loss.
Corporate Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
General and administrative costs, net	$(4,363)	$(4,657)	$(12,431)	$(12,336)
Stock-based compensation	(292)	(566)	(743)	(2,052)
Interest income	1,346	520	3,546	1,410
Interest expense	(1,235)	(2,014)	(3,707)	(7,348)
Impairment – related party	—	—	(260)	—
Other	77	306	1,086	(2,006)

	$(4,467)	$(6,411)	$(12,509)	$(22,332)

          General and Administrative Costs, Net. Our general and administrative expenses consist primarily of employee compensation, insurance, professional fees such as legal, accounting and consulting, and travel-related costs. The decrease of $0.3 million for the three months of 2005, respectively, as compared to the prior year periods relates to a reduction of insurance expense, primarily related to directors and officer’s liability coverage. The increase of $0.1 million in the nine months of 2005 is primarily related to increased professional fee expenses, partially offset by the reduction in insurance expense and certain severance related costs.

          We expect full year selling, general and administrative expenses will not exceed $18 million.
          Stock-Based Compensation. Stock-based compensation consists primarily of expense related to grants of restricted stock and deferred stock units to our employees. This expense decreased $0.3 million and $1.3 million for the three and nine months, respectively, versus the same period in 2004 as more restricted stock and DSUs vested in 2004. The 2004 period included $1.1 million of expenses for vesting of DSUs with performance criteria associated with the sale of CompuCom.
          Interest Income. Interest income includes all interest earned on available cash balances as well as any interest income associated with any outstanding notes receivable to us. Interest income increased $0.8 million and $2.1 million for the three and nine months of 2005 as compared to 2004. This increase was due to increased interest rates earned on invested cash balances in 2005 as compared to 2004.
          Interest Expense. Interest expense is primarily composed of the interest payments on our $150 million, 2.625% convertible senior debentures with a stated maturity of 2024. Interest expenses decreased $0.8 million and $3.6 million for the three and nine months, respectively, of 2005 as compared to 2004. This decline was attributable to the retirement of the 2006 Notes through privately negotiated transactions during 2004.
          Impairment –Related Party. In May 2001, we entered into a loan agreement with Mr. Musser, our former CEO. To date, we have impaired the loan by $15.7 million, including $0.3 million during 2005, to the estimated value of the collateral that we held at each respective date. The carrying value of the loan at September 30, 2005 is $0.4 million.
          Other. Included in this category for the nine months of 2005 is $0.9 million related to the sale of certain property. Included in this category in 2004 are costs associated with the purchases of our 2006 Notes, including $1.4 million, due to the acceleration of the amortization relative to deferred issuance costs and $0.9 million related to the commissions and premiums paid.
Income Taxes
          Our consolidated income tax expense recorded for the three months ended September 30, 2005, was $42 thousand, net of a change in the valuation allowance of $4.0 million. Our consolidated income tax expense recorded for the nine months ended September 30, 2005 was $31 thousand, net of a change in the valuation allowance of $12.1 million. The tax relates primarily to our share of net state and foreign taxes recorded by subsidiaries. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years.
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
          As of September 30, 2005, at the parent company level, we had $94.1 million of cash and cash equivalents, $0.6 million of restricted cash and $51.4 million of marketable securities for a total of $146.1 million. In addition to the amounts above, we have $13.2 million in escrow associated with the interest payments due on our 2024 Debentures through March 2009 and our consolidated subsidiaries had cash and cash equivalents of $10.3 million.
          Proceeds from sales of and distributions from companies and funds were $4.5 million and $5.0 million for the three and nine months ended September 30, 2005. Proceeds from sales of available-for-sale and trading securities were $0.2 million for the nine months ended September 30, 2005.

          Proceeds from sales of and distributions from companies and funds were $0.7 million and $39.1 million for the three and nine months ended September 30, 2004, respectively. Proceeds from sales of available-for-sale and trading securities were $14.8 million for the nine months ended September 30, 2004.
          In May 2005, the Company renewed its revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees of up to $55 million. As part of the renewal, the revolving credit facility was amended such that the remaining $3.7 million available under the letters of credit is now classified as available under the revolving credit bringing the total to $48.7 million under revolving credit and $6.3 million under letters of credit. In August 2005, the Company amended its credit facility, increasing the facility by $5 million for 180 days to $60 million on the same terms and conditions. In addition, a subsidiary increased its facility by $3 million. Borrowing availability under the facility is reduced by the face amount of outstanding letters of credit, guarantees and all other loan facilities between the same lender and our controlled companies. This credit facility matures in May 2006 and bears interest at the prime rate (6.75% at September 30, 2005) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.0125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times any amounts outstanding under the facility. This facility provides us additional flexibility to implement our strategy and support our companies.
          Availability under our revolving credit facility at September 30, 2005 is as follows (in thousands):

	Revolving Credit	Letters of Credit	Total
Size of facility	$53,664	$6,336	$60,000
Subsidiary facilities at same bank (a)	(47,000)	—	(47,000)
Outstanding Letter of Credit (b)	—	(6,336)	(6,336)

Amount Available at September 30, 2005	$6,664	$—	$6,664

(a)	Our ability to borrow under our credit facility is limited by the total facilities maintained by our subsidiaries at the same bank. Of the total facilities, $23.2 million is outstanding under these facilities at September 30, 2005 and included as debt on the Consolidated Balance Sheet. Of the total subsidiary facilities at the same bank, we guaranteed $36.5 million under our facility at September 30, 2005.

(b)	In connection with the sale of CompuCom, we provided to the landlord of CompuCom’s Dallas headquarters lease, a letter of credit, which will expire on March 19, 2019, in an amount equal to $6.3 million.
          Additionally, we have committed capital of approximately $15.0 million, all of which are commitments made in prior years to various private equity funds and private companies, to be funded over the next several years, including approximately $5.8 million, which is expected to be funded in the next twelve months. We do not intend to commit new investments in additional private equity funds and may seek to reduce our current ownership interests in, and our existing commitments to the funds in which we hold interests.
          The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to acquire interests in companies or provide additional funding to existing companies, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in companies we may receive proceeds from such sales which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.
          In May 2001, we entered into a $26.5 million loan agreement with Mr. Musser, our former CEO. To date we have impaired the loan by $15.8 million, including $0.3 million in 2005 to the estimated value of the collateral that we held at each respective date. The carrying value of the loan at September 30, 2005 was $0.4 million. Since 2001, we have received a total of $14.4 million in cash paydowns on the loan. At September 30, 2005, the outstanding amount due under the loan was $22.1 million. We continue to use reasonable commercial efforts to collect from Mr. Musser the outstanding loan obligation. These efforts have included and may, in the future, include, the sale of existing collateral, obtaining and selling additional collateral, litigation, a negotiated resolution or other methods or remedies available to us.

          We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for further distribution to the fund’s limited partners (the “clawback”). Assuming the funds are liquidated or dissolved on September 30, 2005 and, assuming for these purposes the only distributions from the funds are equal to the carrying value of the funds on the September 30, 2005 financial statements, the maximum clawback we would be required to return is $7 million. Management estimates its liability to be approximately $5 million, which is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.
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
          We have outstanding $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on the 2024 Debentures is payable semi-annually. At the note holders’ option, the notes are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the notes at September 30, 2005 was $7.2174 of principal amount per share. The closing price of our common stock on September 30, 2005 was $1.73. The note holders may require repurchase of the notes on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. The note holders may also require repurchase of the notes upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the 2024 Debentures commencing March 20, 2009.
          On November 9, 2005, we agreed to acquire approximately 94% of the outstanding securities of Acsis, Inc. (“Acsis”) of Marlton, New Jersey for approximately $26 million in cash, subject to adjustment, pursuant to an Agreement and Plan of Merger, dated as of November 9, 2005. Acsis provides enterprise data collection solutions to global manufacturers. The transaction is subject to customary closing conditions and is expected to close by year end. Acsis’ operating results are not expected to materially affect our 2005 results.
          For reasons we have discussed, we believe our cash and cash equivalents at September 30, 2005 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for the next twelve months, including commitments to our existing companies and funds, our current operating plan to acquire interests in new companies, possible additional investment in existing companies and our general corporate requirements.
  Consolidated Subsidiaries
          Alliance, Laureate Pharma and Mantas incurred losses in 2004 and the first nine months of 2005 and may need additional capital to fund their operations. From time to time, some or all of our consolidated subsidiaries may require additional debt or equity financing or credit support from us to fund planned expansion activities. If we decide not to provide sufficient capital resources to allow them to reach a positive cash flow position and they are unable to raise capital from outside resources, they may need to scale back their operations.
          Clarient required financing to fund, among other things, the planned expansion of its laboratory service operations, capital expenditures related to the build-out of their new facility (and expenses they will incur in moving their existing operations to that facility) and expenses associated with an anticipated increase in placements of its ACIS system through a distribution arrangement with DAKO. On November 8, 2005, Clarient entered into a private placement transaction to sell shares of common stock (and warrants) to raise an aggregate of $15.0 million. We purchased sixty percent of the shares (and warrants) sold in the private placement for an aggregate purchase price of $9.0 million. In this financing, Clarient will receive $8.9 million of the proceeds at a closing that is expected to occur on November 9, 2005, with the balance to be held in escrow pending completion of effectiveness of shareholder approval (received the same day but not effective until 21 days after Clarient mails an information statement to its stockholders disclosing that it has received stockholder approval). Clarient is also pursuing additional financing alternatives, including a sale of its equipment lease portfolio and an accounts receivable facility. Such financings have not been completed and may not, ultimately, be available on terms acceptable to Clarient or at all. Clarient has reported in its Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005, that its existing cash resources, together with the proceeds received (and expected to be received upon escrow release) in its equity private placement and the proceeds anticipated to be obtained in the other financings described above, will be sufficient to satisfy the cash needs of its existing operations through the end of 2006, but that additional financing may be needed by Clarient if those financing sources are not available or that if Clarient is otherwise not able to successfully execute its business plan.
          Consolidated subsidiaries have outstanding facilities that provide for aggregate borrowings of up to $47.0 million. These facilities contain financial and non financial covenants and expire at various points in the first quarter of 2006.
          As of September 30, 2005, outstanding borrowings under these facilities were $23.2 million.

    Analysis of Parent Company Cash Flows
Cash flow activity from continuing operations for the Parent Company was as follows:

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Net cash used in operating activities	$(14,876)	$(19,432)
Net cash (used in) provided by investing activities	(19,330)	23,881
Net cash provided by financing activities	—	244

	$(34,206)	$4,693

Cash Used In Operating Activities
          Cash used in operating activities decreased $4.6 million in 2005 as compared to 2004. The decrease was primarily due to a reduction in interest expense as a result of the retirement of the 2006 Notes.
Cash (Used In) Provided by Investing Activities
          Cash (used in) provided by investing activities declined $43.2 million in 2005 as compared to 2004. The decline was primarily attributable to a $34.1 million decline in proceeds from sales of and distributions from companies. Included in 2004 is $32.1 million in cash proceeds related to our sale of Sanchez and proceeds from sales of available-for-sale and trading securities of $14.8 million. Partially offsetting these amounts in 2004 was a $12.5 million investment in Clarient. Also included in 2004 was $5.0 million repayment of an advance to a related party. The 2005 period reflects a net increase of $17.9 million in short-term investments, including commercial paper and certificates of deposit, as the company invested in longer maturity securities to take advantage of higher interest rates.
Cash Provided by Financing Activities
          Cash provided by financing activities decreased $0.2 million in 2005 as compared to 2004. The activity in 2004 relates to the sale of $150 million of 2.625% convertible senior debentures that was completed in February 2004 net of related offering costs, partially offset by the repurchase of $145.2 million of face value of the 2006 Notes.
  Consolidated Working Capital
          Consolidated working capital decreased to $153 million at September 30, 2005 compared to $170 million at December 31, 2004. The decrease was primarily attributable to a reduction in cash related to our operating loss.
  Analysis of Consolidated Company Cash Flows
Cash flow activity from continuing operations was as follows:

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
	(unaudited)
Net cash used in operating activities	$(16,423)	$(33,139)
Net cash (used in) provided by investing activities	(27,155)	30,434
Net cash provided by financing activities	837	15,650

	$(42,741)	$12,945

Cash Used In Operating Activities
          Net cash used in operating activities decreased $16.7 million in 2005 as compared to 2004. The decrease is primarily attributable to improved operating results at our subsidiaries, partially offset by the inclusion of Laureate’s results in 2005.

Cash (Used In) Provided by Investing Activities
          Cash (used in) provided by investing activities changed by $57.6 million in 2005 as compared to 2004. The increase is primarily attributable to a $34.1 million decline in proceeds from sales of and distributions from companies and funds. Included in 2004 is $32.1 million in cash proceeds related to our sale of Sanchez and proceeds from sales of available-for-sale and trading securities of $14.8 million.
          Also included in 2005 is a net increase of $10.0 million in short-term investments, including commercial paper and certificates of deposit, as the company invested in longer maturity securities to take advantage of higher interest rates.
  Cash Provided by Financing Activities
          2005 vs. 2004. Net cash provided by financing activities decreased $14.8 million in 2005 as compared to 2004. Included in 2004 was $13.5 million related to issuance of subsidiary common stock to third parties by Clarient. The activity in 2004 relates to the sale of $150 million of 2.625% convertible senior debentures that was completed in February 2004 net of related offering costs, partially offset by the repurchase of $145.2 million of face value of the 2006 Notes.
Contractual Cash Obligations and Other Commercial Commitments
          The following table summarizes our contractual obligations and other commercial commitments as of September 30, 2005 by period due or expiration of the commitment.

	Payments Due by Period
		Rest of	2006 and	2008 and	Due after
	Total	2005	2007	2009	2009
	(in millions)
Contractual Cash Obligations
Lines of credit	$18.9	$—	$18.9	$—	$—
Long-term debt (a)	5.4	0.6	2.8	2.0	—
Capital leases	3.0	0.4	2.4	0.2	—
Convertible senior debentures (b)	150.0	—	—	—	150.0
Operating leases	34.4	1.6	10.7	10.2	11.9
Funding commitments (c)	15.0	2.9	8.6	3.5	—
Potential clawback liabilities (d)	5.1	—	1.1	—	4.0
Other long-term obligations (e)	3.9	0.1	1.1	1.2	1.5

Total Contractual Cash Obligations	$235.7	$5.6	$45.6	$17.1	$167.4

	Amount of Commitment Expiration by Period
		Rest of	2006 and	2008 and	Due after
	Total	2005	2007	2009	2009
	(in millions)
Other Commitments
Letters of credit (f)	$11.2	$0.2	$4.5	$0.1	$6.4

(a)	We have various forms of debt including lines of credit, term loans and equipment leases. Of our total outstanding guarantees of $46.2 million, $23.1 million of outstanding debt associated with the guarantees is included on the Consolidated Balance Sheets at September 30, 2005. The remaining $23.1 million is not reflected on the Consolidated Balance Sheets or in the above table.

(b)	In February 2004, we completed the issuance of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024.

(c)	These amounts include funding commitments to private equity funds and private companies. The amounts have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management.

(d)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for a further distribution to the fund’s limited partners (the “clawback”). Assuming the funds are liquidated or dissolved on September 30, 2005 and the only value provided by the funds is the carrying values represented on the September 30, 2005 financial statements, the maximum clawback we would be required to return is $7 million. Management estimates its liability to be approximately $5 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

(e)	Reflects the amounts payable to our former Chairman and CEO under a consulting contract.

(f)	Letters of credit include a $6.3 million letter of credit provided to the landlord of CompuCom’s Dallas headquarters lease in connection with the sale of CompuCom; $1.0 million letter of credit issued by a subsidiary supporting a subsidiary guarantee; and $3.9 million of letters of credit issued by subsidiaries supporting their office leases.
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
          Our consolidated financial results may also vary significantly based upon the companies that are included in our financial statements. For example:
•	At September 30, 2004, we consolidated the results of operations of the following companies: Alliance Consulting Group Associates, Inc., Pacific Title and Art Studio, Inc., Mantas, Inc. and Clarient, Inc. (formerly known as ChromaVision Medical Systems, Inc.).

•	In October 2004, CompuCom completed a merger transaction which resulted in the divestiture of our interest in CompuCom. As a result, commencing as of and for the period ending September 30, 2004, we accounted for CompuCom as a discontinued operation and all prior periods were reclassified to conform to this presentation.

•	In December 2004, we completed the purchase of assets from Laureate Pharma, L.P., and we have consolidated the results of operations of the acquired business from the date of the transaction.
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
          The aggregate market value of our interests in our publicly traded companies Clarient, Inc (NASDAQ:CLRT) and eMerge Interactive, Inc. (NASDAQ:EMRG)) was approximately $51 million as of September 30, 2005. Fluctuations in the market price of the common stock of our publicly traded companies are likely to affect the price of our common stock. The market price of our public companies’ common stock has been highly volatile.

Intense competition from other acquirers of interests in companies could result in lower gains or possibly losses on our companies.
          We face intense competition from companies with business strategies similar to our own, from other capital providers and from strategic acquirers as we seek to acquire and develop interests in companies. Some of our competitors have more experience identifying and acquiring companies and have greater financial and management resources, better name recognition or more industry contacts than we have. Although most of our acquisitions will be made at a stage when our companies are not publicly traded, we may pay higher prices for those equity interests because of higher trading prices for securities of similar public companies and competition from other acquirers and capital providers, which could result in lower gains or possibly losses on our investments. In addition, our primary strategy of being actively involved in the operation of our companies generally requires us to acquire majority or controlling interests in companies. This may place us at a competitive disadvantage to some of our competitors because they may have more flexibility than we do in structuring acquisitions.
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
          The Investment Company Act of 1940 regulates companies which are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. Under the Investment Company Act, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. We refer to this test as the “40% Test.” Securities issued by companies other than majority-owned subsidiaries are generally considered “investment securities” for purpose of the Investment Company Act. We are a holding company that advances the value of revenue-stage life sciences and information technologies. We provide growth capital and a range of strategic, operational and management resources to our companies to help them build value in their businesses. We are not engaged primarily in the business of investing, reinvesting or trading in securities. We are also in compliance with the 40% Test. Consequently, we do not believe that we are an investment company under the Investment Company Act.
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
Future changes in financial accounting standards are likely to impact our future financial position and results of operations.
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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in companies in the technology industry, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities (except for the Tellabs forward sale contracts that were settled in 2002). Based on closing market prices at September 30, 2005, the fair market value of our holdings in public securities was approximately $51 million. A 20% decrease in equity prices would result in an approximate $10 million decrease in the fair value of our publicly traded securities. At September 30, 2005, the value of the collateral securing the Musser loan included $0.5 million of publicly traded securities. A 20% decrease in the fair value of these securities would result in a charge of approximately $0.1 million.
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

					Fair
					Market
				After	Value
Liabilities	2005	2006	2007	2007	at 9/30/05
Convertible Senior Notes due by year (in millions)	—	—	—	$150.0	$103.1
Fixed Interest Rate	2.625%	2.625%	2.625%	2.625%	2.625%
Interest Expense (in millions)	$3.9	$3.9	$3.9	$63.8	N/A
Item 4.       Controls and Procedures
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
          No change in our internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our business strategy involves the acquisition of new businesses on an on-going basis, most of which are young, growing companies. Typically, these companies have not historically had all of the controls and procedures they would need to comply with the requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder. These companies also frequently develop new products and services. Following an acquisition, or the launch of a new product or service, we work with the company’s management to implement all necessary controls and procedures.

PART II
OTHER INFORMATION
Item 1.       Legal Proceedings
          On May 28, 2004, June 1, 2004 and June 10, 2004, three substantially similar complaints were filed in the Chancery Court of the State of Delaware by purported stockholders of CompuCom Systems, Inc. (“CompuCom”) allegedly on behalf of a class of holders of CompuCom’s common stock. By order dated July 22, 2004, these three actions were consolidated for all purposes. On July 27, 2004, plaintiffs filed an amended class action complaint under the caption of one of the three actions (the “Amended Complaint”) that names us, CompuCom and its directors as defendants. The Amended Complaint alleges that CompuCom, its directors, and we breached fiduciary duties in connection with the merger agreement relating to the acquisition of CompuCom by an affiliate of Platinum Equity, LLC and aided and abetted one another in the course of committing the alleged breach. Among other things, the Amended Complaint alleges that the defendants failed to obtain the best transaction reasonably available and diverted merger consideration from CompuCom’s minority stockholders to us and CompuCom’s directors and certain of its officers. It is also alleged that CompuCom failed to disclose, or only partially disclosed, certain matters in CompuCom’s proxy statement. The Amended Complaint seeks (i) an injunction against the proposed transaction, (ii) an order invalidating the proposed transaction in the event it is consummated, (iii) an order directing CompuCom’s directors to obtain a transaction that is in the best interests of all of its stockholders and to disclose all material information to stockholders in connection with any transaction, and (iv) the imposition of a constructive trust, in favor of plaintiffs, upon any benefits improperly received by defendants. On July 27, 2004, plaintiffs filed a motion for expedited proceedings and discovery in connection with the injunctive relief sought and requested that a preliminary injunction hearing be held before August 19, 2004, the originally scheduled date of the special meetings of our shareholders and the stockholders of CompuCom. Defendants filed their opposition to the motion on July 28, 2004. On July 29, 2004, the Court denied the plaintiffs’ motion to expedite. On September 13, 2004, plaintiffs filed a Second Amended Complaint alleging substantially similar claims. On November 5, 2004, defendants filed motions to dismiss the Second Amended Complaint. On September 29, 2005, the Court granted defendants motions to dismiss. As of the date of this report, plaintiffs have not filed an appeal of the Court’s order to dismiss this case.
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of	Average Price Paid	Total Number of
	Shares Purchased	per Share	Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet
			Announced Plans or	Be Purchased Under
			Programs	the Plans or Programs
August 16, 2005 (1)	1,900	$1.26	N/A	N/A
August 16, 2005 (1)	22,300	$1.28	N/A	N/A
August 16, 2005 (1)	81,400	$1.27	N/A	N/A
August 16, 2005 (1)	14,200	$1.29	N/A	N/A
August 16, 2005 (1)	45,600	$1.30	N/A	N/A
August 17, 2005 (1)	24,600	$1.30	N/A	N/A

(1)	Open market purchase by an affiliated purchaser of the Registrant.
Item 5.       Other Information
          On November 9, 2005, we agreed to acquire approximately 94% of the outstanding securities of Acsis, Inc. (“Acsis”) of Marlton, New Jersey for approximately $26 million in cash, subject to adjustment, pursuant to an Agreement and Plan of Merger, dated as of November 9, 2005. Acsis provides enterprise data collection solutions to global manufacturers. The transaction is subject to customary closing conditions and is expected to close by year end.

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

			Incorporated Filing
			Reference
				Original
Exhibit			Form Type &	Exhibit
Number		Description	Filing Date	Number
10.1	*	Agreement by and between Safeguard Scientifics, Inc. and Peter J. Boni dated August 1, 2005	Form 8-K 8/4/05	99.1
10.2	†*	Stock Option Grant Certificate issued to Peter J. Boni dated August 16, 2005
10.3	*	Agreement by and between Safeguard Scientifics, Inc. and James A. Datin dated September 7, 2005	Form 8-K 9/13/05	99.1
10.4	†*	Stock Option Grant Certificate issued to James A. Datin dated September 7, 2005
10.5	*	Stock Option Grant Certificate issued to John A. Loftus dated September 13, 2005	Form 8-K 9/19/05	99.1
10.6	*	Stock Option Grant Certificate issued to Christopher J. Davis dated October 25, 2005	Form 8-K 10/31/05	99.1
10.7	*	Stock Option Grant Certificate issued to Steven J. Feder dated October 25, 2005	Form 8-K 10/31/05	99.2
10.8		Sixth Amendment dated as of August 1, 2005 to Loan Agreement dated May 10, 2002 by and among Comerica Bank, successor by merger to Comerica Bank – California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 8/4/05	99.4
10.9		Waiver and Fifth Amendment dated as of August 1, 2005 to Loan Agreement dated February 13, 2003 by and between Comerica Bank and Clarient, Inc. (formerly known as ChromaVision Medical Systems, Inc.)	(1)	99.1
10.10		Second Amended and Restated Unconditional Guaranty dated August 1, 2005 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Clarient, Inc.)	(1)	99.2
10.11		Reimbursement and Indemnity Agreement dated as of August 1, 2005 by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	(1)	99.3
31.1	†	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2	†	Certification of Christopher J. Davis pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1	†	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—

Incorporated Filing
Reference
Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number
32.2 †	Certification of Christopher J. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—

†	Filed herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference to the Current Report on Form 8-K filed on August 4, 2005 by Clarient, Inc. (SEC File No. 000-22677).

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

Date: November 9, 2005	PETER J. BONI

Peter J. Boni
President and Chief Executive Officer

Date: November 9, 2005	CHRISTOPHER J. DAVIS

Christopher J. Davis
Executive Vice President and Chief Administrative and Financial Officer

EXHIBITS

		Incorporated Filing
		Reference
			Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number
10.1 *	Agreement by and between Safeguard Scientifics, Inc. and Peter J. Boni dated August 1, 2005	Form 8-K 8/4/05	99.1
10.2 †*	Stock Option Grant Certificate issued to Peter J. Boni dated August 16, 2005
10.3 *	Agreement by and between Safeguard Scientifics, Inc. and James A. Datin dated September 7, 2005	Form 8-K 9/13/05	99.1
10.4 †*	Stock Option Grant Certificate issued to James A. Datin dated September 7, 2005
10.5 *	Stock Option Grant Certificate issued to John A. Loftus dated September 13, 2005	Form 8-K 9/19/05	99.1
10.6 *	Stock Option Grant Certificate issued to Christopher J. Davis dated October 25, 2005	Form 8-K 10/31/05	99.1
10.7 *	Stock Option Grant Certificate issued to Steven J. Feder dated October 25, 2005	Form 8-K 10/31/05	99.2
10.8	Sixth Amendment dated as of August 1, 2005 to Loan Agreement dated May 10, 2002 by and among Comerica Bank, successor by merger to Comerica Bank – California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 8/4/05	99.4
10.9	Waiver and Fifth Amendment dated as of August 1, 2005 to Loan Agreement dated February 13, 2003 by and between Comerica Bank and Clarient, Inc. (formerly known as ChromaVision Medical Systems, Inc.)	(1)	99.1
10.10	Second Amended and Restated Unconditional Guaranty dated August 1, 2005 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Clarient, Inc.)	(1)	99.2
10.11	Reimbursement and Indemnity Agreement dated as of August 1, 2005 by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	(1)	99.3
31.1 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2 †	Certification of Christopher J. Davis pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—
32.2 †	Certification of Christopher J. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—

†	Filed herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference to the Current Report on Form 8-K filed on August 4, 2005 by Clarient, Inc. (SEC File No. 000-22677).