Form 10-K
period 2005-12-31
SAFEGUARD SCIENTIFICS INC
filed 2006-03-13
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
Commission File Number 1-5620
Safeguard Scientifics, Inc.
(Exact name of Registrant as specified in its charter)

Pennsylvania	23-1609753
(State or other jurisdiction of	(I.R.S. Employer ID No.)
incorporation or organization)

800 Building
435 Devon Park Drive
Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)
(610) 293-0600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock ($.10 par value)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐      No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     As of June 30, 2005, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $152,664,014 based on the closing sale price as reported on the New York Stock Exchange.
     The number of shares outstanding of the Registrant’s Common Stock, as of March 7, 2006 was 119,934,803.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

SAFEGUARD SCIENTIFICS, INC.
FORM 10-K
DECEMBER 31, 2005

PART I
Cautionary Note concerning Forward-Looking Statements
     This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Safeguard Scientifics, Inc. (“Safeguard” or “we”), the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially, include, among others, managing rapidly changing technologies, limited access to capital, competition, the ability to attract and retain qualified employees, the ability to execute our strategy, the uncertainty of the future performance of our partner companies, acquisitions and dispositions of companies, the inability to manage growth, compliance with government regulation and legal liabilities, additional financing requirements, labor disputes and the effect of economic conditions in the business sectors in which our partner companies operate, all of which are discussed in Item 1A. “Risk Factors.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.
Item 1. Business
Business Overview
     Safeguard’s charter is to build value in revenue-stage information technology and life sciences businesses. We provide growth capital as well as a range of strategic, operational and management resources to our partner companies. Safeguard participates in expansion financings, carve-outs, management buy-outs, recapitalizations, industry consolidations and early-stage financings. Our vision is to be the preferred catalyst for creating great information technology and life sciences companies.
     We strive to create long-term value for our shareholders through building value in our partner companies. We help our partner companies in their efforts to increase market penetration, grow revenue and improve cash flow in order to create long-term value. We concentrate on companies that operate in two categories:
     Information Technology – including companies focused on providing software, technology-enabled services and information technology services for analytics and business intelligence, enterprise applications and infrastructure; and
     Life Sciences – including companies focused on therapeutics and treatments, pharmaceutical services, drug formulation and delivery techniques, diagnostics and devices.
     Our management team has identified five strategic objectives for Safeguard:
▪	Reposition Safeguard from an operating company to a holding company;

▪	Time the acquisition and disposition of partner companies to achieve maximum risk-adjusted value;

▪	Ignite our transaction process, from sourcing partner company candidates through completing transactions;

▪	Augment our management team so that we can continue to provide support to our partner companies; and

▪	Execute these objectives boldly, with focused effort.

     During 2006, Safeguard will focus primarily on:
▪	finding opportunities to deploy our capital in additional partner company holdings

▪	helping to achieve additional market penetration, revenue growth, cash flow improvement and growth in the long-term value of our current partner companies:

Majority

Acsis, Inc.

Alliance Consulting Group Associates, Inc.

Clarient, Inc.

Laureate Pharma, Inc.

Mantas, Inc.

Pacific Title & Art Studio, Inc.

Minority

eMerge Interactive, Inc.

Neuronyx, Inc.

NexTone Communications, Inc.

PROMODEL Corporation

Traffic.com, Inc.

Ventaira Pharmaceuticals, Inc.

▪	realizing value in our partner companies if and when we believe doing so will maximize value for our shareholders.
     We incorporated in the Commonwealth of Pennsylvania in 1953. Our corporate headquarters are located at 435 Devon Park Drive, 800 Building, Wayne, Pennsylvania 19087.
Significant 2005 Highlights
     We are proud of our key accomplishments in 2005:
▪	We made key executive hires, with Peter Boni joining as our new CEO in August 2005, and Jim Datin joining as Executive Vice President and Managing Director of our Life Sciences Group in September 2005. We also promoted John Loftus to Executive Vice President and Managing Director of our Information Technology Group in September 2005. We made additional hires to supplement our deal sourcing, marketing and support capabilities.

▪	We acquired Acsis, Inc. (“Acsis”) for approximately $26 million in cash in December 2005.

▪	In November 2005, we supported the growth plans of Clarient, Inc. (“Clarient”) by purchasing $9 million of the $15 million of common stock Clarient offered in a private placement financing.

▪	We sold substantially all of our economic interests in eight TL Ventures and EnerTech Capital Partners private equity funds in December 2005. We received approximately $24 million in cash from the sale, and the buyers assumed approximately $9 million of our remaining unfunded capital commitments. We recorded a gain of $6 million on this transaction, and we intend to use up to $20 million of the proceeds from this sale to repurchase a portion of our outstanding convertible debt.

▪	In December 2005, Laureate Pharma, Inc. (“Laureate Pharma”) sold its Totowa, New Jersey operations to Discovery Laboratories, Inc. for $16 million in cash. Laureate Pharma recorded a gain of $7.7 million from the sale. Laureate Pharma used some of the proceeds to repay debt, and will use some of the proceeds to make capital investments to expand the capabilities and capacity of its Princeton, New Jersey facility.

▪	In September 2005, we provided approximately $750,000 to Traffic.com, Inc. (“Traffic.com”) to support its capital needs in advance of its initial public offering. Traffic.com completed its initial public offering on January 25, 2006 at a price of $12.00 per share. We own approximately 2% of Traffic.com’s common stock directly (after giving effect to its initial public offering) and some additional shares indirectly through several private equity funds.

▪	We continued our support of Ventaira Pharmaceuticals, Inc. (“Ventaira”) by providing an additional $1 million in Ventaira’s $8.5 million equity financing transaction in March 2005.

▪	In November 2005, we continued our support of NexTone Communications, Inc. (“NexTone”) by participating in NexTone’s $35 million equity financing, buying an additional $2.3 million of preferred stock.

▪	In July 2005, we provided strategic, analytical and administrative support to Clarient in obtaining a five-year exclusive distribution agreement with Dako A/S (“Dako”), a leading global supplier of system solutions for cancer diagnostics and cell analysis based in Denmark.

▪	We assisted Clarient in its transition to a new integrated facility, providing essential project management support to Clarient during the selection, negotiation, build-out and move-in phases of the project, allowing Clarient to devote its management resources to focusing on its core business operations.
Our Strategy
     Safeguard’s business strategy is to build value in revenue-stage information technology and life sciences businesses. We focus on companies that address the strategic challenges facing businesses today, and the opportunities they present. We believe these challenges have five general themes:
▪	Maturity—existing technologies, solutions and therapies are reaching the end of their designed life or patent protection; the population of the U.S. is aging; businesses based on once-novel technologies are now facing consolidation and other competitive pressures.

▪	Migration—technology platforms are migrating to newer technologies and facing changing cost structures; medical treatments are moving toward earlier stage intervention; and business models are migrating toward different revenue-generation models integrating technologies and services.

▪	Convergence—information technology and life sciences are intersecting, in fields like medical devices and targeted diagnostics for targeted therapies.

▪	Compliance—business spending is being driven by new or increased regulation in both information technology (USA PATRIOT Act and Sarbanes-Oxley) and life sciences (FDA and HIPAA).

▪	Cost containment—both information technology and life sciences are facing increasing pressure for cheaper, yet better solutions.
     Our economy breeds these themes, which attract entrepreneurs who need capital support and strategic guidance. Safeguard deploys growth capital along with management expertise, process excellence and marketplace insight designed to provide tangible benefits to management and investors in growth companies.
     Our corporate staff (31 employees at December 31, 2005) is dedicated to creating long-term value for our shareholders by helping our partner companies build value and by finding additional acquisition opportunities.

     Identifying Opportunities
     Marketing and Sourcing. Safeguard’s marketing and sourcing activities are designed to generate a large volume of high-quality partnering opportunities. Safeguard uses a variety of methods to identify and qualify potential partner companies, including:
▪	our internal business development team;

▪	active, targeted market research;

▪	support from investment banking professionals and other transaction intermediaries;

▪	leads provided by our partner companies;

▪	leads provided by an extensive network of business, legal, finance, accounting and other professional contacts; and

▪	direct responses to our expanding marketing activities (including trade show sponsorship and attendance, presentations and our website).
We have in the past paid intermediaries for their assistance in locating candidate companies that we acquired, and we anticipate doing so in the future.
     Acquisition Criteria. As described above, our primary focus is on acquiring majority or minority stakes in revenue-stage companies within the information technology and life sciences industries with attractive growth prospects. In addition, we prefer candidates:
▪	operating in large or growing markets;

▪	with barriers to entry by competitors, such as proprietary technology and intellectual property, or other competitive advantages;

▪	with capital requirements between $5 million and $50 million; and

▪	with a strategy for achieving growth.
     Our sourcing efforts are guided by a recognition of our preference for new partner companies to be close to our headquarters or our other companies. Being relatively close to our partner companies allows us to more efficiently interact with their management teams. We target our sourcing efforts on the Northeast/Mid-Atlantic of the U.S. — although we evaluate candidate companies opportunistically throughout the U.S. and southern Canada.
     Our Information Technology Group, actively focuses on companies:
▪	in these vertical markets—
•	financial services

•	healthcare/life sciences

•	supply-chain/logistics
▪	in these segments—
•	analytics and business intelligence

•	enterprise applications

•	information technology infrastructure solutions
▪	and with these business models—
•	software-as-a-service

•	technology-enabled service

•	business-to-business Internet.
     Our Life Sciences Group actively targets companies:
▪	in these segments—

•	therapeutics and treatments

•	pharmaceutical services

•	drug formulation and delivery techniques

•	diagnostics

•	devices
▪	and with these business models—
•	product sales

•	licensing

•	science- or intellectual property-enabled services (project or fee-based).
     We believe there are many opportunities meeting our criteria, and our sourcing activities are focused on locating and evaluating candidate companies to assess how well they align with our criteria. However, we recognize we may have difficulty identifying candidate companies and completing transactions on terms we believe appropriate. As a result, we cannot be certain when we will complete more acquisitions or other transactions.
     Completing Transactions. Once identified, a candidate company is carefully evaluated to determine whether it meets our acquisition criteria. If so, our management commences informal discussions with the candidate company’s management and, if appropriate, its owners to learn more about the company and to discuss the possibility of a transaction. These discussions are often accompanied by the parties entering into customary confidentiality agreements. If the discussions progress, we typically commence extensive due diligence, financial modeling and deal structuring, legal negotiation of transaction documents and other transaction work with a view towards signing definitive agreements and completing the acquisition. Among the reasons for a transaction not to be pursued by us or by the candidate company are differences in assessment of the candidate company’s strategy, capabilities, market opportunities, management strengths, capital needs and valuation. In addition, the objectives and interests of the management of a candidate company may vary widely from that of its owners. For these reasons, among others, it is anticipated that we will need to locate and evaluate a large number of candidate companies in order to complete any transactions. Our senior management supervises the sourcing of candidates and is directly involved in decision-making on candidate companies. Senior management continues its active direction through the structuring and completion of the transaction.
     Competition for Acquisitions. We face intense competition from companies with similar business strategies and from other companies that acquire or provide capital to information technology and life sciences businesses. Competitors include venture capital and private equity investors, as well as corporations seeking to make strategic acquisitions. Many providers of growth capital also offer strategic guidance, networking access for recruiting and general advice. Nonetheless, we believe we are a preferable alternative for revenue-stage companies because our strategy and capabilities offer:
▪	real-time operational assistance, including strategy design and execution, business development, corporate development, sales, marketing, finance, facilities, human resources and legal;

▪	the flexibility to structure minority or majority transactions with equity and debt;

▪	liquidity opportunities for founders and investors;

▪	a focus on risk-adjusted value growth, rather than absolute value growth within a narrow or predetermined time frame;

▪	interim c-level management support, as needed;

▪	opportunities to leverage Safeguard’s balance sheet for borrowing and stability; and

▪	a record of building revenue growth in our partner companies.

     Helping Our Partner Companies Build Value
     We offer operational and management support to each of our partner companies through experienced professionals. Our employees have expertise in the areas of business and proprietary technology strategy, sales and marketing, operations, finance, legal and transactional support. We provide hands-on assistance to the management of our partner companies to support their growth. We believe our strengths include:
▪	applying our expertise to support the company’s introduction of new products and services;

▪	leveraging our market knowledge and presence to generate additional growth opportunities;

▪	leveraging our business contacts and relationships; and

▪	pursuing potential acquisitions and business combinations to accelerate growth.
     Strategic Support. We play an active role in determining the strategic direction of our partner companies, including:
▪	defining short- and long-term strategic goals;

▪	identifying and planning for the critical success factors to reach these goals;

▪	identifying and addressing the challenges and operational improvements required to achieve the critical success factors and, ultimately, the strategic goals;

▪	identifying and implementing the business measurements that we and others will apply to measure the company’s success; and

▪	providing capital to drive growth.
By helping our partner companies’ management teams remain focused on critical objectives through provision of human, financial and strategic resources, we believe we are able to accelerate their development and success.
     Management and Operational Support. We offer management and operational support to our partner companies in order to accelerate their growth. We believe these services provide our partner companies with significant competitive advantages in their individual markets. The resources that we can provide our partner companies include:
▪	Management – recruiting an effective management team and experienced staff; developing employee compensation plans and performance assessment programs;

▪	Operations – improving a company’s business operations, ranging from establishing facilities and administrative processes to implementing operations and financial infrastructures;

▪	Science and Technology – assessing science and technology market opportunities and trends; designing proprietary technology solutions; assisting in the intellectual property and global protection strategies; accessing complementary technologies and strategic partnerships;

▪	Business Development – accessing initial reference customers, external marketing channels, strategic partnerships and joint ventures;

▪	Corporate Development – sourcing, negotiating and completing strategic acquisitions, joint ventures and other non-organic growth;

▪	Marketing – identifying the company’s market position and developing effective market penetration, branding and marketing strategies; and

▪	Legal and Financial – developing appropriate corporate, legal and financial structures, including internal controls; implementing global intellectual property protection activities; and completing a wide variety of corporate and financial transactions.

     We engage in ongoing planning and assessment of the development of our partner companies and their management teams. Our executives provide mentoring, advice and guidance to develop the management of our partner companies. Our executives generally serve as directors of our partner companies and work with them to develop and implement strategic and operating plans. We measure and monitor achievement of these plans through regular performance measurements and financial results.
     Realizing Value from our Efforts
     In general, we will hold our stake in a partner company as long as we believe the risk-adjusted value of that stake is maximized by our continued ownership and effort. From time to time, we engage in discussions with other companies interested in our partner companies. To the extent we believe that a partner company’s further growth and development can best be supported in a different ownership structure or if we otherwise believe it is in our shareholders’ best interests, we may sell some or all of our stake in the partner company. These sales may take the form of privately negotiated sales of securities or assets, public offerings of the partner company’s securities and, in the case of our publicly traded partner companies, sales of their securities in the open market. We expect to use the proceeds from any sales of companies or other assets primarily to pursue other candidate company opportunities or for other working capital purposes.
Our Partner Companies
     An understanding of our partner companies is important to understanding Safeguard and its value-building strategy. Following are more detailed descriptions of our majority-owned partner companies.
     Acsis
     Safeguard Opportunity. We acquired 94.3% of Acsis, Inc. in December 2005 because we believe Acsis is and will be integral to the migration of mature supply-chain management systems to newer technologies, such as radio-frequency identification (“RFID”). An impressive roster of Fortune 1000 clients already leverage Acsis’ solutions. We believe that powerful industry trends—business process automation, RFID compliance mandates, and compliance with regulations mandating tracking of food and drug products, and cost containment—provide a large market and growth opportunity for Acsis. Spending on enterprise data collection software and services has been growing significantly, and Acsis believes it currently exceeds $700 million annually. Recent mandates from major national retailers as well as government agencies have prompted manufacturers to upgrade their existing data collection infrastructure with RFID technology.
     General. Acsis (www.acsisinc.com) is a leading provider of software and service solutions that assist manufacturing companies in improving efficiencies throughout the entire supply-chain. Its solutions enable manufacturers to automate plant floor/warehouse operations and take advantage of emerging automated-ID technologies, including RFID and barcode. Acsis’ solutions provide the critical data links between the activities and material movements that take place on the shop floor and enterprise resource planning (“ERP”) systems. They are used by leading companies across a variety of industries to improve visibility of goods throughout their supply-chains, ultimately resulting in increased revenues and reduced costs. Founded in 1996, Acsis offered one of the first solutions to facilitate the control and integration of plant floor and warehouse devices with SAP’s ERP software.
     Strategy. Acsis’ strategy is to leverage its wide and deep experience in a variety of vertical industries, such as automotive, chemical, pharmaceutical, paper and consumer packaged goods, to craft real-time supply-chain solutions for SAP™ R/3® as well as other enterprise systems. Acsis’ knowledge of the business processes and typical transactions in these industries allows it to deliver tailored solutions. Acsis couples this with broad expertise in SAP R/3 implementations, automated data-collection and integration solutions, and a proven track record providing large enterprises with solutions that automate processes on the shop floor and improve supply-chain efficiencies.

     Acsis has strategic partnerships with leading technology providers and consultants. As an example, Acsis recently announced that it was the first to successfully complete the integration testing between its Data-Link software and SAP’s Auto-ID Infrastructure component of the SAP NetWeaver™ open integration and application platform.
     Manufacturers are upgrading and enhancing their existing infrastructure with RFID technology not only in response to governmental and retailer mandates, but also to maximize the benefits of their just-in-time inventory practices. Acsis believes its solutions provide them with better ways to:
▪	constantly view and manage every link in their supply-chain in real time;

▪	communicate and control changes in their supply-chain;

▪	collect and integrate critical data from any source; and

▪	protect their processes from interruption.
     Despite the complexities of today’s supply-chain and ERP systems, global manufacturers are able to automate processes from the factory floor to warehouses by leveraging Acsis’ software to collect data from disparate devices, including barcode scanners, optical eyes, scales and RFID devices.
     Solutions. Acsis draws from a variety of technologies and service offerings to create a solution that matches the client’s business, budget and IT environment. Solutions range from value-added services for implementing SAPConsole, to its proven DataPass middleware offering, to the next generation of shop floor process automation and data collection using their Data-Link enterprise solution suite. If requested, Acsis will procure all necessary hardware and software to deliver a turnkey data-collection system.
     Acsis’ key internally-developed software solution components are DataPass, Data-Link and DPExchange:
▪	DataPass. DataPass inputs supply-chain data in real time, providing immediate access to critical information. DataPass operates through a wide range of radio frequency devices, including Windows CE based products from leading manufacturers. It is simple to install, easy to use, and can be tailored to specific data-collection processes.

▪	Data-Link. Data-Link is an enterprise software solution that enables data collection from any device in the supply-chain, such as scales, printers and RFID tags, and formats it into a common language. Data-Link utilizes industry standard web services to provide a standard integration capability across the enterprise and the external partner environment, regardless of platform, application or implementation.

▪	DPExchange. DPExchange is a web-based solution providing real-time synchronization of data captured across the entire supply-chain. Contract manufacturers, third-party warehouses, suppliers and other trading partners are able to connect directly to an organization’s supply-chain management system to provide event updates on materials movements and other activities to improve real-time visibility and management of key processes.
     Acsis maintains a highly-experienced and trained professional services group to provide consulting and technical services. Typical professional service engagements include:
▪	problem analysis and business case development;

▪	enterprise systems design;

▪	data modeling;

▪	process evaluations and recommendations;

▪	hardware and software evaluation;

▪	help desk;

▪	application maintenance and enhancements; and

▪	communications and connectivity.

     Offices and Employees. Acsis employs approximately 100 people at its headquarters in Marlton, New Jersey, and has a small office in Munich, Germany.
     Sales and Marketing; Customers. Acsis now has a track record including more than 550 implementations in 26 countries. Acsis’ typical customers are large manufacturing, pharmaceutical or consumer packaged goods businesses with more than $1 billion in revenue and substantial international operations. In 2005, two customers each represented more than 10% of Acsis’ revenue.
     Sales are typically made in warehouse, logistics, fulfillment or operations units of its clients with a customary sales cycle of three to six months. At the end of a sales cycle, Acsis provides consulting, blueprinting and implementation services, go-live support and ongoing help desk support. Acsis then works with customers on a regular and ongoing basis to support their operations and provide further benefits with additional solutions or by implementing solutions at additional sites. Approximately half of Acsis’ customer base utilizes multiple solutions provided by Acsis, and many customers are using Acsis’ solutions in multiple sites across the world.
     Competition. Acsis’ competition generally comes from large, diversified consulting businesses or niche providers with a variety of individual solutions for barcode, RFID or other data collection systems. Acsis seeks to differentiate itself by proving a single, integrated platform which can be used across the enterprise to increase efficiencies and reduce operational costs.
     Alliance Consulting
     Safeguard Opportunity. We acquired Alliance Consulting Group Associates, Inc. (“Alliance Consulting”) in December 2002 because we saw a growing, but highly fragmented, market in which we believed Alliance Consulting could achieve meaningful growth. Capitalizing on its deep domain expertise in the pharmaceutical, healthcare, financial services, manufacturing and distribution industries, its extensive staff resources and strong customer relationships, we believe that Alliance Consulting can continue to grow its profitability. At December 31, 2005, we owned 100% of Alliance Consulting.
     General. Alliance Consulting (www.alliance-consulting.com) is a leading national business intelligence solutions consultancy providing services to primarily Fortune 2000 clients in the pharmaceutical, financial services and manufacturing industries. Alliance specializes in two practice areas:
▪	Information Management, which is comprised of a full range of business intelligence solutions from data acquisition and warehousing to master data management, analytics and reporting; and

▪	Application Services, which includes software development, integration, testing and application support, delivered through a high quality and cost effective hybrid global delivery model.
     Strategy. Alliance Consulting has developed a strategy focused on enabling business intelligence through the application of deep domain experience and custom-tailored project teams to deliver software solutions and consulting services. Alliance Consulting believes that its growth opportunities benefit from the following industry trends:
▪	The volume of data being processed by businesses is increasing at an exponential rate, making businesses dependent upon the effective and efficient processing of this data and requiring significant and ongoing investment in technology infrastructure and resources, but with continuing decreases in the cost of computing power, storage and communication systems.

▪	The complexity of this data is increasing, with multiple and diverse inflow sources containing a wide variety of structured and unstructured information.

▪	The value to the business of this data is increasing, driven, in part, by regulatory and compliance requirements and strategic and competitive pressures, yet businesses are facing continuing budget constraints, prompting the need to maximize cost-effective solutions.

     Services. Through an integrated network of local branch offices in North America, and its offshore development center located in Hyderabad, India, Alliance Consulting provides a flexible engagement approach to its clients, using fixed bid or time and materials pricing models; teams or individual consultants; on-site, off-site or offshore delivery; and short- or long-term support.
     Alliance Consulting’s services are targeted to:
▪	Business intelligence and data management – using data warehousing technologies to develop complete business intelligence infrastructures, applications and processes to enhance the competitiveness of clients.

▪	Corporate performance management – using enterprise-wide reporting and analysis, forecasting and budgeting and other tools to provide real-time information, enabling corporate managers to better monitor critical operating performance metrics and implement rapid, targeted adjustments to increase effectiveness, efficiency and profitability.

▪	Application development – using assessment tools, architecture design and implementation of advanced, scalable and flexible, customized software solutions to leverage existing software assets through the integration of state-of-the-art web-based technologies.

▪	Outsourcing – working with clients to understand the IT support needs of the business, costs and internal/external service capabilities and then implementing outsourcing solutions for data center operations, applications development and maintenance, distributed and desktop processing, voice and data networks, Internet and web hosting and help/service desk functions.
     Alliance Consulting maintains a full-time core staff complemented by a flexible combination of hourly and salaried employees, as well as independent contractors, which provide clients with specialized engagement teams tailored to their specific business requirements. This approach, marketed to clients as Assemble To Order (or “ATO”), enables Alliance Consulting to offer a precise combination of technical, industry, and process knowledge to support each engagement. In addition, this approach to resource management allows Alliance Consulting to maximize utilization of its staff and contracting consultants. Alliance Consulting’s employee and independent contractor resources are supplemented on an ongoing basis through internal and external recruiting targeted at high-quality, experienced professionals with significant product and industry expertise.
     Offices and Employees. At December 31, 2005, Alliance Consulting had its headquarters in Conshohocken, Pennsylvania and operated eight other regional offices throughout the United States. Alliance Consulting supplements its full-time employees by utilizing subcontractors. At December 31, 2005, Alliance Consulting had approximately 525 full-time employees and 300 subcontractors. Alliance Consulting believes its relationship with its employees and subcontractors is good. Alliance Consulting’s resource managers work closely with a network of subcontractors to ensure availability of necessary skills on a timely basis. Alliance Consulting believes its growth and success are dependent on the caliber of its people and will continue to dedicate significant resources to hiring, training and development, and career advancement programs.
     Sales and Marketing; Customers. Alliance Consulting uses a customer relationship-based approach to generating new clients and new engagements with existing clients. Some of Alliance Consulting’s clients include DHL Information Services, JP Morgan Chase, Fidelity Investments, Wyeth Pharmaceuticals, Pfizer Pharmaceuticals, Caremark and EMC. Alliance Consulting markets its services through a direct sales force, which is based in branch offices and regional areas. Account executives are assigned to a limited number of accounts so they can develop an in-depth understanding of each client’s individual needs and form strong client relationships. In 2005, one customer represented more than 10% of Alliance Consulting’s revenue. In 2004, a different customer represented more than 10% of Alliance Consulting’s revenue.
     In accordance with industry practice, many of Alliance Consulting’s orders are terminable by either the client or Alliance Consulting on short notice. Because many clients can cancel or reduce the scope of their engagements on short notice, Alliance Consulting does not believe that backlog is a reliable indication of future business.

     Competition. Alliance Consulting’s revenue potential is largely dependent upon target customers’ spending for IT services and its ability to compete with local, national and offshore providers of consulting services. Many of these competitors (such as major IT consulting firms) have greater financial and human resources than Alliance Consulting. Alliance Consulting believes that the basis for competition in its industry includes the ability to create an integrated solution that best meets the needs of an individual customer, provide competitive cost pricing models, develop strong client relationships, provide high-quality consultants with industry and process specific technical expertise, and offer flexible client-service delivery options.
     Clarient
     Safeguard Opportunity. Safeguard commenced its ownership of an interest in Clarient in 1996, and we have increased our ownership position to 56.5 percent at December 31, 2005. Shares of Clarient’s common stock trade on the NASDAQ Capital Market under the symbol “CLRT.”
     We believe that increasingly specific targeted cancer therapies will need more specialized and complex diagnostic tests in order to improve cancer therapy outcomes. The continued aging of the U.S. and European populations, coupled with the higher incidence of cancer among seniors, support an expanding market for Clarient’s products and services. Clarient is now leveraging its technical expertise, proprietary systems and capital investment to provide its diagnostic products and services to a larger customer base.
     General. Clarient (www.clarientinc.com) is a comprehensive cancer diagnostics company providing cellular assessment and cancer characterization to three major customer groups:
▪	community pathologists;

▪	academic researchers and university hospitals; and

▪	bio pharmaceutical companies.
Clarient addresses these customers’ needs by leveraging its proprietary bright field microscopy technology. Its highly reliable ACIS® (Automated Cellular Imaging System) is a premiere digital cellular imaging solution selected by clinicians and researchers conducting cell-based analysis around the world. ACIS® provides the precise, reproducible results that targeted cancer therapies and drug discovery efforts require.
     Strategy Clarient’s mission is to combine innovative technologies, meaningful test results and world class expertise to improve patient outcomes. Building upon its core image analysis capabilities, Clarient began to transform its operations by launching two new business initiatives in 2005. The first of these involved establishing a laboratory facility for its Access technical (stain and scan only) services. This operational base, together with regulatory approval received in late 2005, allows Clarient to provide a broad range of oncology testing services for the community pathologist focused on cancer diagnosis and prognosis. Clarient believes that its focus on the community pathologist is an important departure from the traditional reference laboratory approach of establishing a competitive front against these community-based physicians. The goal of these services is to support these professionals with a broad range of technologies and educational services that are efficiently distributed via Clarient’s PATHSiTE Internet program. This web-based strategy allows rapid turn around time for results reporting and provides the community pathologist the opportunity to score results locally allows the pathologist to share in the revenue stream. The second of these new business initiatives was the establishment of a biopharmaceutical services operation in order to partner and extract value from the work that Clarient performs for the biopharmaceutical companies in support of the development of new cancer therapies. These two business initiatives and its legacy instrument systems business are now structured around two independent, yet synergistic, business groups:

▪	Services Group
Diagnostic Services – provides a wide variety of cancer diagnostics and consultative services, ranging from technical laboratory services to professional interpretation. By combining Clarient’s core competencies in image analysis and data quantification with its knowledge of virtual environments, Clarient has created a unique service offering to community pathologists in the U.S. Clarient believes that the growing need for precise diagnosis combined with the ability to put comprehensive information into a single, coherent computer-accessible platform for clinicians creates development opportunities for new directed diagnostic services using the image analysis platform.

BioAnalytical Services – provides a complete compliment of commercial services to biopharmaceutical companies and other research organizations to assist their efforts, ranging from drug discovery to the development of directed diagnostics through clinical trials. Through these services Clarient seeks to apply its intellectual property and proprietary software to the ongoing development of custom applications with FDA-cleared reagents using its image analysis platform. Clarient believes that this in turn will allow it to develop a much larger menu of applications for its Instrument Systems and drive higher demand for its Diagnostic Services.
▪	Technology Group
Instrument Systems – provides hardware, software and web-enabled cellular image analysis systems using FDA-cleared proprietary algorithms. The primary focus of the Technology Group is to build on the legacy of its proprietary ACIS® technology by providing versatile, innovative analysis platforms and software for the cancer diagnostics marketplace. The ACIS® combines an automated microscope and a digital camera with computer-based color imaging technology, originally developed for the United States government’s “Star Wars” program, to detect and characterize cellular features. It achieves greater sensitivity than other existing test methods through its ability to discriminate among millions of colors and up to 256 levels of intensity of color. The ACIS® system scans and processes the stained slides and creates a single image that reconstructs the entire tissue section. Clarient has also developed the Access Remote Pathology program, allowing community pathologists to take advantage of this new technology despite having limited in-house staining capability or a low volume of slides that would not justify having a full ACIS® system.

Core R&D – by combining Clarient’s proprietary intellectual property with the newly acquired Support Vector Machines, this group develops new applications and biomarkers to better assess and characterize cancers for both the biopharmaceutical and clinical markets.
     Sales and Marketing. Clarient dedicates the majority of its sales resources to its new Diagnostic Services effort, and in 2005, completed a distribution and development agreement with the world’s largest antibody reagent and immunohistochemistry provider, Dako. Dako serves as Clarient’s dedicated Instrument Systems sales organization for both the clinical and research markets. Dako has a world-wide reach that Clarient believes will allow it to penetrate existing clients and markets more deeply in addition to opening up additional clients and markets.
     Patents and Proprietary Technology. Clarient files patent applications to protect technology, innovations and improvements that it considers important to the development of its business. Currently, Clarient has 25 patent applications pending with the U.S. Patent and Trademark Office and eight foreign patent applications pending. Clarient has 21 issued patents in the United States and eight foreign patents, all related to the system and method for cellular specimen grading performed by the ACIS® or related technologies. Clarient also relies on trade secrets and proprietary know-how that it seeks to protect, in part, through confidentiality agreements with employees and consultants. If Clarient is unable to protect its patents and proprietary rights, its reputation and competitiveness in the marketplace could be materially damaged.

     Competition.
     Technology Group. With the growing acceptance of image analysis in research and clinical markets, the number of competitors has increased. Large companies with established positions in adjacent markets as well as small, niche companies are targeting this space. In the clinical market, Clarient’s primary competition is the continued use of manual microscopy in approximately 80% of breast cancer testing. Clarient faces increased competitive risk from autostainer and reagent companies that are working to expand into image analysis to stabilize their installed base or enter the market. There are also numerous products that compete in one or two specific areas, such as scanning hardware or image analysis software. A large number of researchers still use “home grown” systems. Clarient’s new relationship with Dako is centered around the joint development of the ACIS III to improve Clarient’s competitive position and help maintain their current strong market position in the US clinical market. Clarient believes its comprehensive capabilities, demonstrated reliability, complete solution and work flow advantages make its offerings competitive.
     Services Group. The clinical laboratory business is highly competitive and dominated by several national laboratories, as well as many smaller niche and regional organizations. Clarient’s primary competitors include large independent laboratories that offer a wide test and product menu on a national scale. These large national independent laboratories have significantly greater financial, sales and logistical resources than Clarient and may be able to achieve greater economies of scale, or establish contracts with payor groups on more favorable terms. Clarient also competes with smaller niche laboratories that address a narrow segment of the esoteric market by offering very specific assay menus. Finally, institutions that are affiliated with large medical centers or universities compete with Clarient on the limited basis of perceived quality of service.
     Collaborations and Partnerships. In the summer of 2005, Clarient entered into a development and distribution agreement with a valued partner for the development and marketing of advanced image analysis products and services. This new collaboration with Dako, allows for more rapid market acceptance and to better position Clarient as an “automated solutions” provider. This relationship will provide necessary investment to aid in the development of next generation Image Analysis products. Clarient has entered into and will continue to use scientific collaborations to assist in identifying and validating applications of its technology and enhancing its marketing and distribution capabilities.
     Research & Development. To date, Clarient’s core competency has been in the area of advanced imaging as applied to the detection and quantification of reagent-stained cellular material. Clarient’s research and development is focused on achieving a balance between research and development, innovation and support of focused, market-driven requirements. Research and development spending by Clarient was approximately $3.7 million, $4.1 million and $4.5 million in 2005, 2004, and 2003, respectively.
     Manufacturing. The ACIS® is currently manufactured at Clarient’s facility in San Juan Capistrano, California. Clarient’s employees assemble the components, optically align the microscope, load the software and quality test the system. Components of the system are manufactured internally, purchased off-the-shelf, or manufactured by subcontractors to Clarient specifications. The system uses an off-the-shelf charged couple device (CCD) camera and personal computer. The system can be adapted for use with most popular microscopes and related optical accessories. The ACIS® has been designed to be fully modular to take advantage of improvements in microscopy and computer hardware.
     Governmental Regulation. Clarient is subject to governmental regulation in the U.S., in individual states and in other countries. These regulations govern, among other matters, the testing, manufacture, labeling, storage, record keeping, distribution, sale, marketing, advertising and promotion, and importing and exporting of medical devices. In addition, Clarient’s facilities have been issued licenses to manufacture medical devices and provide laboratory diagnostic services in California. The State of California could prohibit manufacturing of medical devices or provision of laboratory services if Clarient failed to maintain or renew these licenses. Additionally, requirements of states where laboratory services may be provided have various application and provisional requirements that must be satisfied. Laws and regulations pertaining to the products and/or services provided by Clarient are subject to change and depend heavily on administrative interpretations by federal and state agencies. In anticipation of marketing its ACIS® products in the European Union, Clarient applied for and received the required certification.

     Facilities. In January of 2006, Clarient’s Services organization moved into a new facility in Aliso Viejo, California to expand its capacity and allow for the ongoing growth. In April of 2006, Clarient’s Technology Group, currently housed in a 24,000 square foot facility in San Juan Capistrano, will move into the Aliso Viejo location to join the Services Group.
     Employees. As of December 31, 2005, Clarient had 139 employees. Clarient believes that its relationship with its employees is good. In addition to full-time employees, Clarient utilizes the services of various independent contractors, primarily for certain product development and foreign sales, marketing and administrative activity.
     Laureate Pharma
     Safeguard Opportunity. We acquired 100% of the business and assets operated by Laureate Pharma in December 2004 for approximately $29.5 million in cash. We made this acquisition because we recognized that the substantial growth in sales of biotechnology products has spurred a significant investment by large pharmaceutical companies and smaller biotechnology companies in the development of new biotechnology products for human therapeutics. These companies, particularly biotechnology companies, are highly dependent on funding to develop new drugs from basic research through clinical trials. Few have the resources or expertise to build the facilities, equipment and staff needed to manufacture the quantities of drug product needed to conduct clinical trials and commercialize approved products. Laureate Pharma provides its customers with a cost-effective, lower-risk alternative, which also improves the quality of their products and processes and reduces time-to-market.
     General. Laureate Pharma (www.laureatepharma.com) is a life sciences company dedicated to providing services critical to biopharmaceutical product development and manufacturing. Laureate Pharma manufactures small- and medium-scale quantities of biopharmaceutical products in its FDA-registered facility. Laureate Pharma’s clients use these supplies (depending on their regulatory status) for preclinical studies, clinical trials or commercial sales. Laureate Pharma seeks to become a leader in the biopharmaceutical industry by delivering superior development and manufacturing services to its customers. Laureate Pharma’s headquarters and manufacturing facility is located in Princeton, New Jersey.
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
     Laureate Pharma believes its growth opportunities are driven by the following industry trends:
▪	Substantial growth in the development of biotechnology products for human therapeutics, representing an increasing percentage of the total pharma pipeline.

▪	Demand for manufacturing capacity, along with the significant capital required to build capacity, creating increased opportunities for outsourced services.

▪	Need for product development support, equipment and facilities by biotechnology companies without existing capabilities.
     We believe Laureate Pharma’s broad range of services and deep development expertise position it to benefit from these trends.
     Services. Laureate Pharma’s services include:
▪	Bioprocessing, which focuses on clinical stage and small-to medium-sale commercial biopharmaceutical products and comprises the essential steps to support the development and commercialization of customers’ products, including:
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

Bioreactor Production – using stirred-tank, disposable bag and hollow-fiber mammalian cell culture bioreactors ranging from 20 to 2500 liters to produce biopharmaceutical protein products, with considerable expertise in monoclonal antibody products.

Downstream Processing – using specialized equipment, Laureate Pharma develops and operates robust purification processes for cGMP manufacture of client’s products. Laureate Pharma also performs process validation studies as may be required for each client’s product.

Aseptic Filling – aseptic vial filling of biopharmaceutical and drug products in batch sizes up to 10,000 vials or 200 liters of bulk volume.
▪	Quality Control, which includes analytical and microbiology testing of raw materials, in-process and finished products.

▪	Quality Assurance, which includes preparation, control and review of documentation, including standard operating procedures (SOPs), master batch records, test procedures, and specifications. Laureate Pharma reviews and releases all controlled materials, including raw materials, intermediates and products.
     Sale of Totowa Operations. In 2005, Laureate Pharma operated a second facility located in Totowa, New Jersey. This facility was dedicated to drug delivery services, and generated a smaller portion of Laureate Pharma’s contract manufacturing revenues. In December 2005, Laureate Pharma sold its Totowa operations to Discovery Laboratories for $16.0 million in cash, recognizing a $7.7 million gain. Discovery Laboratories had been an important contract manufacturing client of Laureate Pharma for more than two years, and the primary client for the Totowa facility. Laureate Pharma will continue to support Discovery Laboratories with manufacturing support services from its Princeton facility. The transaction will allow Laureate Pharma to focus on its core bioprocessing operations. Laureate Pharma used some of the proceeds to pay down existing debt, and plans to use some of the proceeds to increase the capabilities and capacity at its Princeton facility by adding new bioprocessing equipment and making capital improvements. Results of Laureate Pharma’s operations at the Totowa facility for the period prior to its sale are presented as discontinued operations in the consolidated financial statements.
     Raw Materials. Laureate Pharma’s customers supply the cell lines for bioprocessing operations. Laureate Pharma supplies a wide range of supporting materials, including cell growth media, excipients and filling components. These materials are purchased from many suppliers and Laureate Pharma is generally not dependent on any one supplier.
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
     Sales and Marketing; Customers. Laureate Pharma provides process development and manufacturing services on a contract basis to biopharmaceutical companies. Laureate Pharma’s customers generally include small to mid-sized biotechnology and pharmaceutical companies seeking outsourced bioprocessing manufacturing and development services. Laureate Pharma’s customers are often dependent on the availability of funding to pursue drugs that are in early stages of clinical trials, and thus have high failure rates. Losses of one or more customers can result in significant swings in profitability from quarter to quarter and year to year. Although there has been a trend among biopharmaceutical companies to outsource drug production functions, this trend may not continue. Although clients tend to maintain one manufacturer through clinical trial phases and even early commercial production, many of Laureate Pharma’s contracts are short term in duration. As a result, Laureate Pharma seeks new contracts to sustain its revenue. In 2005, two customers each represented more than 10% of Laureate Pharma’s revenue from continuing operations.
     Competition. There are a number of primary competitors that focus on supplying clinical scale contract biopharmaceutical development and manufacturing services to biotechnology companies. Generally, the larger competitors focus on larger quantities and scale of manufacturing capacity. Laureate Pharma focuses on process development and manufacturing services for clinical and small- and medium-scale commercial production, and maintains a reputation for regulatory compliance, a commitment to quality and excellent early process development services. Laureate Pharma believes that customers in its target markets display loyalty to their initial services provider. Therefore, it may be difficult to generate sales to potential customers who have purchased development and manufacturing services from competitors. To the extent Laureate Pharma is unable to be the first to develop and supply new biopharmaceutical products for its clients, its competitive position may suffer.
     Employees. At December 31, 2005, Laureate Pharma had 74 full-time employees and believes its employee relations are good.
     Mantas
     Safeguard Opportunity. We commenced our ownership of Mantas, Inc. (“Mantas”) in 2001 and increased our ownership to 87.6% by December 31, 2005. We believe Mantas’ position as an industry pioneer will enable it to leverage its significant domain expertise and capital investment in its proprietary behavioral detection technology. Mantas’ comprehensive software solution based on this technology provides financial services companies with the means to create revenue generation opportunities and meet increased loss prevention, regulatory and compliance demands.
     General. Mantas (www.mantas.com) provides integrated, single-source, behavior detection software solutions for the global financial services industry. Mantas’ integrated Behavior Detection Platform™ addresses regulatory compliance, loss prevention and revenue generation opportunities using the industry’s most sophisticated suite of risk management, anti-money laundering, surveillance, fraud, employee surveillance and broker and trading compliance monitoring applications. The Behavior Detection Platform™ (currently versions 4.1 and 4.2, introduced in 2005) monitors granular, transaction level data and employs a single, integrated data model to deliver superior accuracy and complete, global and enterprise-wide operational transparency spanning disparate divisions, departments and geographies. The Mantas Behavior Detection Platform™ can analyze billions of accounts and transactions, all in the context of one another, in order to identify suspicious activities for further review. It also provides complete end-to-end case management and enterprise integration as well as real time analytics and reporting to customers in over 60 countries.
     Strategy. Mantas’ strategy is to provide clients competitive value by delivering a robust, comprehensive and accurate enterprise-wide behavior detection systems. This allows clients to improve the performance and transparency of businesses operating in multiple global markets where behavior detection technologies are revolutionizing everyday corporate management. Mantas expects to achieve its strategic objectives by:
▪	maintaining and leveraging its leading proprietary technology platform;

▪	extending the depth and breadth of usage within its current client base; and

▪	attracting new marquis clients, in the U.S. and elsewhere.
     Mantas believes that its business is being affected by the following industry trends:
▪	Increased regulatory compliance requirements and concern for terrorist acts world-wide require banks, insurers, brokerage firms and other financial services businesses to implement rigorous screening systems to detect and prevent money laundering and other illegal activities.

▪	Mantas’ target customers receive and process huge volumes of data from multiple sources and utilize the data for numerous purposes, resulting in major differences in data content and data structure, and making data analysis and coherent information extraction more difficult.

▪	The resources needed to create and maintain internal solutions for these challenges may be difficult for businesses already under budgetary constraints, particularly as customer demands continue to grow in sophistication.

▪	Competitors provide niche or technology based solutions that both remain problematic to implement and are challenged to effectively solve enterprise, global and highly complex business challenges as Mantas.
     Products. Mantas has developed and marketed a suite of over 250 different “plug and play” scenarios to identify behaviors and increase operational transparency for the financial services industry. These scenarios cover trading compliance, anti-money laundering, best execution, fraud, broker compliance, mutual fund compliance, identity theft, supervision, suitability, operational risk, client analytics and employee surveillance. Some examples include insider trading, front-running, hidden relationships, client suitability, churning, rapid movement of funds, abusive squeezes, mutual fund switches and break-points and best execution – all supported in a single, robust and scalable Behavior Detection Platform. Its primary components are:
▪	Data Ingestion - receiving, processing and storing transaction, customer and other data in a format designed to streamline and accelerate detection. Data can exceed 150 million transactions a day and over 10,000 instances of market data a second.

▪	Behavior Detection - utilizing business sequences, links, rules and patterns to analyze the data to detect fraud and other illegal conduct, to assure regulatory compliance in business activities or many other customizable performance management or operational analysis needs.

▪	Alert Management – providing the user interface, visual graphics, dashboards, case management and other components to bring identified behaviors to the attention of appropriate compliance staff and management.

▪	Active Pages – enables the analysis of data in real time and presents information and data from any source in a single Enterprise Compliance and Risk Management Dashboard.

▪	Case Management – integrates information from Mantas, litigation databases, human resources or any other sources into a disciplined, organized and rigorous workflow to enable complete case tracking and closure.

▪	Real Time Filtering – integrated with Mantas’ watch list data base, the Real Time Filtering solution monitors settlement and wire information and identifies transactions that match to individuals on known watch lists. The solution also has the ability to stop payments on matched entities before the payment is made.
     These functions can be designed and deployed world-wide in a fully integrated network throughout the customer’s organization. Data management, behavior detection and management alert functions can be scheduled as frequently as daily or at other intervals to suit the customer’s needs. Mantas’ solutions are currently in production at 17 global financial service companies and their subsidiaries in North America, South America, Europe and Asia, that use our product to analyze data from over 200 jurisdictions around the world.
     Through 2005, Mantas also provided best value routing (“BVR”), revenue assurance and fraud detection software for major telecommunications service providers. Mantas’ fraud management solutions provided real-time detection, management and deterrence systems, and a life cycle solution for fixed line, mobile, VoIP and next generation networks. Because it is focusing its efforts on its much larger financial services business (where Mantas believes the opportunities for its technology are greater) Mantas recently sold its telecommunication line of business.
     Research and Development. Mantas maintains ongoing development of market-specific applications aligned against market trends, customer requirements and its product management strategy. When appropriate, Mantas also utilizes third parties, including outsourced development teams in India and the Ukraine, to expand the capacity and technical expertise of its internal research and development staff. Mantas believes this approach shortens time-to-

market and reduces its development costs without compromising competitive position or product quality. Mantas plans to continue to draw upon third-party resources as needed in the future.
     Product Support. Mantas believes that providing excellent customer service is fundamental to customer satisfaction. Mantas’ initial maintenance and support contracts are typically include maintenance pricing for one to five years, with annual renewals thereafter, and are priced as a percentage of the total license fees paid by a customer. Maintenance and support contracts generally entitle the customer to receive software patches, updates and enhancements, if and when available, and technical support during normal business hours. Mantas also offers extended and enterprise maintenance plans that give customers access to 24x7 support and additional support services.
     Customers; Sales and Marketing. Mantas’ products are used by global industry leaders, covering large wholesale banks, sophisticated global brokerages and retail brokerages. For the year ended December 31, 2005, one customer represented more than 10% of Mantas’ revenue. For the year ended December 31, 2004, three customers each represented more than 10% of Mantas’ revenue.
     Sales are made both through a direct sales force and, commencing in 2004, through distribution alliances with major value-added resellers (or VARs) and integration partners. The typical sales cycle lasts six to 12 months though Mantas has experienced quicker customer decisions. Key to Mantas’ success has been its ability to grow customer relationships at an enterprise level including: horizontally, through the sale of new behavior detection scenarios; functionally, as market or firm operations evolve; and vertically, as the Behavior Detection Platform™ is deployed to new geographies, locations or business units.
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
     Intellectual Property and Other Proprietary Rights. Mantas’ success depends upon its proprietary technology. Mantas relies on a combination of patent, copyright, trademark, trade secret, confidentiality and licensing arrangements to establish and protect its intellectual property. Mantas has 10 patents pending, and as part of its confidentiality procedures, it enters into non-disclosure agreements with employees, distributors, suppliers and clients covering its software, documentation, other proprietary information and intellectual property rights.
     Competition. Mantas encounters competition from general consulting firms and software development companies focusing on compliance solutions for the financial services market, as well as from internal development. Many of Mantas’ current and potential competitors have significantly greater financial, technical, marketing and other resources. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products. Mantas believes that continuing market consolidation in the financial services software industry has intensified competition among software providers, causing increased pricing pressure, but also an increase in the competitive gap between market leaders and other participants. Competitive factors driving customer purchasing decisions have been primarily price, quality, reputation and product features, and a sense that the compliance and anti-money laundering requirements are not considered strategic. Mantas believes that it competes on the basis of its product platform, industry expertise and global reach.
     Employees. At December 31, 2005, Mantas had approximately 85 full-time employees working at offices in the United States (Virginia (corporate headquarters), New York and California), England, India and Singapore, supplemented with a development partner in the Ukraine and India and systems integration teams in nine other countries. Mantas considers its employee relations to be good.

     Pacific Title
     Safeguard Opportunity. We acquired an interest in Pacific Title & Art Studio, Inc. (“Pacific Title”) in 1997 and have increased our ownership position to 100% at December 31, 2005. Technology has driven fundamental changes in the production and post-production of motion picture and television content, with increased emphasis on special effects, digital color correction, 3D animation and many other sophisticated elements. As a pioneer since 1919 in the development and introduction of new methods, services and technologies, we believe Pacific Title is uniquely positioned to lead the continued expansion of digital technologies. Leveraging state-of-the-art equipment and significant domain expertise, Pacific Title can handle the enormous volume (measured in petabytes) and complex programming needed to meet the often changing and rush delivery needs of its clients.
     General. Pacific Title (www.pactitle.com) is a leading provider of a broad range of digital and photo-chemical services for post-production and archival applications in the Hollywood motion picture and television industry. Pacific Title provides a complete array of state-of-the-art digital post-production capabilities both for new releases and restoration of film libraries, leading the transformation from optical, analog image reproduction and processing to more dynamic, cost-effective and flexible digital image processing technologies.
     Strategy. Pacific Title seeks to meet the high-quality service and technological support needs of motion picture studios and production companies. Pacific Title believes that its past growth and future opportunities are being driven by the following industry trends:
▪	Increased world-wide demand for original film entertainment content and a strong pipeline of feature film projects;

▪	The development of new and expanding markets for existing film libraries, including remastering, high resolution scanning, archiving and restoration services.

▪	Increased demand for innovation and technological advances to support creative vision;

▪	Expanding application of digital technologies for content manipulation, as well as the anticipated deployment of digital distribution and display technologies (including emerging digital projection); and

▪	Increasing concern for the preservation, restoration and storage of aging film libraries.
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
     Services. Pacific Title maintains post-production facilities as components of its full range of integrated services. Pacific Title’s customers may choose one, several or all of these services based on their needs from project to project. These services include:
▪	High resolution pin registered film scanning (35mm, vista-vision, and 16mm);

▪	35mm, 65mm and vista-vision laser film recording;

▪	Tape to film image processing and laser recording (commercials);

▪	Proprietary use of image processing algorithms;

▪	2D image manipulation;

▪	Multi-layer compositing;

▪	3D animation;

▪	Special visual effects;

▪	Main & End title design;

▪	Subtitling (including multi-language);

▪	Digital color correction (Digital Intermediate);

▪	Proprietary dirt & scratch removal (“dust busting” systems);

▪	Data management;

▪	Digital trailer production;

▪	Film preservation and restoration; and

▪	Digital YCM’s (Rosetta Process), for long-term preservation of digital assets.
     Sales and Marketing; Customers. Pacific Title markets its services through a combination of industry referrals, formal advertising, trade show participation, special client events, and its Internet website. While it relies primarily on its reputation and business contacts within the industry for the marketing of its services, Pacific Title also maintains a direct sales force to communicate the capabilities and competitive advantages of its services to potential new customers. In addition to its traditional sales efforts directed at those individuals responsible for placing orders, Pacific Title also strives to negotiate “preferred vendor” relationships with its major customers. Through this process, Pacific Title negotiates discounted rates with large volume clients in return for being promoted within the client’s organization as an established and accepted vendor. Pacific Title negotiates such agreements periodically with major entertainment studios.
     Pacific Title’s clients include Walt Disney Company, 20th Century-Fox, Universal Studios, Warner Bros., Sony Pictures Entertainment, Dreamworks SKG, Columbia/Tri-Star and Paramount Pictures, as well as many independent motion picture and television production companies. Pacific Title generally does not have exclusive service agreements with its clients. Because clients generally do not make arrangements with Pacific Title until shortly before its facilities and services are required, Pacific Title usually does not have a significant backlog of service orders. Pacific Title’s services are generally offered on an hourly or per unit basis based on volume and client demand. For 2005, four customers each represented more than 10% of Pacific Title’s revenues. For the year ended December 31, 2004, three customers each represented more than 10% of Pacific Title’s revenues.
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
     Employees. At December 31, 2005, Pacific Title had approximately 150 employees. Approximately 35 employees are represented by the International Alliance of Theatrical and Stage Employees pursuant to a collective bargaining agreement, which expires in July 2006. Pacific Title has never experienced a work stoppage and considers its relations with its employees to be good.

     Other Partner Companies and Funds
     In addition, we hold interests in a number of other companies and funds that do not currently operate in the categories described above or that operate in our primary categories but in which we own less than a majority interest. The following table provides a summary of our principal other companies, which are companies that we do not control and, therefore, are not consolidated in our results of operations. The ownership percentage is presented as of December 31, 2005 and reflects the percentage of the vote we are entitled to cast based on issued and outstanding voting securities, excluding the effect of options, warrants and convertible debt. From time to time we may seek to opportunistically increase our position or sell some or all of our interests in these companies.

		% Owned By
Company	Description of Business	Safeguard

eMerge Interactive, Inc. (Nasdaq: EMRG) (www.emergeinteractive.com)	A technology company serving the agricultural, foodservice and healthcare industries.	15%

Neuronyx (www.neuronyx.com)	A development-stage biopharmaceutical company, developing stem-cell based therapeutic products. Neuronyx leverages the ability of adult bone marrow-derived stem cells to repair, regenerate and remodel tissue in acute and chronic disease settings. Early collaborations have focused on cardiovascular repair.	6%

NexTone Communications (www.nextone.com)	A developer of carrier-grade products that provide scalable session management of voice over IP (VoIP) and other real-time services.	17%

PROMODEL Corporation (www.promodel.com)	Combines professional services and innovative technology to deliver business process optimization and decision support solutions to the pharmaceutical, healthcare and manufacturing and logistics industries.	35%

Traffic.com (Nasdaq: TRFC) (www.traffic.com)	A company collecting, processing and distributing real-time vehicular traffic incident and event information. Traffic.com currently provides traffic information through satellite and terrestrial radio, internet, wireless, television and on-board automobile navigation systems for 35 of the largest U.S. metropolitan areas.	3%

Ventaira Pharmaceuticals (www.ventaira.com)	A specialty pharmaceutical company using novel aerosolization technology to develop highly differentiated pharmaceutical products. Ventaira Pharmarceuticals combines novel applications of generic drugs with the superior delivery benefits of its MysticTM inhaled drug delivery technology.	12%
     We participate in earlier stage technology development through our interests in several private equity funds. During 2005, we provided a total of $6.7 million in funding of previously committed and uncalled capital to these funds. We sold our interests in many of our private equity funds in 2005, and we may continue to opportunistically sell our remaining private equity fund interests.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS
     Information on revenues, net income (loss) from continuing operations and assets for each operating segment of Safeguard’s business for each of the three years in the period ended December 31, 2005 is contained in Note 21 to the Consolidated Financial Statements.
OTHER INFORMATION
     The operations of Safeguard and its companies are subject to environmental laws and regulations. Safeguard does not believe that expenditures relating to those laws and regulations will have a material adverse effect on the business, financial condition or results of operations of Safeguard.
AVAILABLE INFORMATION
     All periodic and current reports, registration statements, and other filings that Safeguard is required to file with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge from the SEC’s website (http://www.sec.gov) or public reference room at 450 Fifth Street N.W., Washington, DC 20549 (1-800-SEC-0330) or through Safeguard’s Internet website at http://www.safeguard.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, Safeguard Scientifics, Inc., 435 Devon Park Drive, 800 Building, Wayne, PA 19087.
     The internet website addresses for Safeguard and its companies are included in this report for identification purposes. The information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
     The following corporate governance documents are available free of charge on Safeguard’s website: the charters of our Audit, Compensation and Corporate Governance Committees, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics. Copies of these corporate governance documents also may be obtained by any shareholder, free of charge, upon written request to: Corporate Secretary, Safeguard Scientifics, Inc., 435 Devon Park Drive, 800 Building, Wayne, Pennsylvania 19087. We also will post on our website any amendments to or waivers of our Code of Business Conduct and Ethics that relate to our directors and executive officers.
Item 1A. Risk Factors
     You should carefully consider the information set forth below before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially harmed, and the value of our securities may decline. You should also refer to other information included or incorporated by reference in this report.
Risks Related to Our Business
     Our business depends upon the performance of our partner companies, which is uncertain.
     If our partner companies do not succeed, the value of our assets could be significantly reduced and require substantial impairments or write-offs, and our results of operations and the price of our common stock could decline. The risks relating to our partner companies include:
▪	many of our partner companies have a history of operating losses or a limited operating history;

▪	intensifying competition affecting the products and services our partner companies offer could adversely affect their businesses, financial condition, results of operations and prospects for growth;

▪	inability to adapt to the rapidly changing marketplaces;

▪	inability to manage growth;

▪	the need for additional capital to fund their operations, which we may not be able to fund or which may not be available from third parties on acceptable terms, if at all;

▪	inability to protect their proprietary rights and infringing on the proprietary rights of others;

▪	certain of our partner companies could face legal liabilities from claims made against their operations, products or work;

▪	the impact of economic downturns on their operations, results and growth prospects;

▪	inability to attract and retain qualified personnel; and

▪	government regulations and legal uncertainties may place financial burdens on the businesses of our partner companies.
     These risks are discussed in greater detail under the caption “— Risks Related to Our Partner Companies” below.
The identity of our partner companies and the nature of our interests in them could vary widely from period to period.
     As part of our strategy, we continually assess the value to our shareholders of our interests in our partner companies. We also regularly evaluate alternative uses for our capital resources. As a result, depending on market conditions, growth prospects and other key factors, we may, at any time, change the partner companies on which we focus, sell some or all of our interests in any of our partner companies or otherwise change the nature of our interests in our partner companies. Therefore, the nature of our holdings in them could vary significantly from period to period.
     Our consolidated financial results may also vary significantly based upon the partner companies that are included in our financial statements. For example:
▪	For the twelve months ended December 31, 2005, we consolidated the results of operations of Alliance Consulting, Clarient, Laureate Pharma, Mantas and Pacific Title.

▪	In December 2005, we completed the purchase of Acsis and we have consolidated the results of operations of the acquired business from the date of the transaction.
Our partner companies currently provide us with little cash flow from their operations so we rely on cash on hand, liquidity events and our ability to generate cash from capital raising activities to finance our operations.
     We need capital to acquire new partner companies and to fund the capital needs of our existing partner companies. We also need cash to service and repay our outstanding debt, finance our corporate overhead and meet our funding committments to private equity funds. As a result, we have substantial cash requirements. Our partner companies currently provide us with little cash flow from their operations. To the extent our partner companies generate any cash from operations, they generally retain the funds to develop their own businesses. As a result, we must rely on cash on hand, liquidity events and new capital raising activities to meet our cash needs. If we are unable to find ways of monetizing our holdings or to raise additional capital on attractive terms, we may face liquidity issues that will require us to curtail our new business efforts, constrain our ability to execute our business strategy and limit our ability to provide financial support to our existing partner companies.
Fluctuations in the price of the common stock of our publicly traded partner companies may affect the price of our common stock.
     Fluctuations in the market price of the common stock of our publicly traded partner companies are likely to affect the price of our common stock. The market price of our publicly traded partner companies’ common stock has been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. The aggregate market value of our interests in our publicly-traded partner companies at December 31, 2005 (Clarient (Nasdaq: CLRT) and eMerge Interactive (Nasdaq: EMRG)) was approximately $48.2 million, and at March 7, 2006 (Clarient, eMerge Interactive and Traffic.com (Nasdaq: TRFC)) was $45.6 million.

Intense competition from other acquirers of interests in companies could result in lower gains or possibly losses on our partner companies.
     We face intense competition from companies with similar business strategies and from other capital providers as we acquire and develop interests in our partner companies. Some of our competitors have more experience identifying and acquiring companies and have greater financial and management resources, brand name recognition or industry contacts than we have. Although most of our acquisitions will be made at a stage when our partner companies are not publicly traded, we may pay higher prices for those equity interests because of higher trading prices for securities of similar public companies and competition from other acquirers and capital providers, which could result in lower gains or possibly losses.
We may be unable to obtain maximum value for our holdings or sell our holdings on a timely basis.
     We hold significant positions in our partner companies. Consequently, if we were to divest all or part of our holdings in a partner company, we may have to sell our interests at a relative discount to a price which may be received by a seller of a smaller portion. For partner companies with publicly traded stock, we may be unable to sell our holdings at then-quoted market prices. The trading volume and public float in the common stock of our publicly-traded partner companies are small relative to our holdings. As a result, any significant divestiture by us of our holdings in these partner companies would likely have a material adverse effect on the market price of their common stock and on our proceeds from such a divestiture. Additionally, we may not be able to take our partner companies public as a means of monetizing our position or creating shareholder value.
     Registration and other requirements under applicable securities laws may adversely affect our ability to dispose of our holdings on a timely basis.
Our success is dependent on our executive management.
     Our success is dependent on our executive management team’s ability to execute our strategy. A loss of one or more of the members of our executive management team without adequate replacement could have a material adverse effect on us.
Our business strategy may not be successful if valuations in the market sectors in which our partner companies participate decline.
     Our strategy involves creating value for our shareholders by helping our partner companies build value and, if appropriate, accessing the public and private capital markets. Therefore, our success is dependent on the value of our partner companies as determined by the public and private capital markets. Many factors, including reduced market interest, may cause the market value of our publicly traded partner companies to decline. If valuations in the market sectors in which our partner companies participate decline, their access to the public and private capital markets on terms acceptable to them may be limited.
Our partner companies could make business decisions that are not in our best interests or with which we do not agree, which could impair the value of our holdings.
     Although we may seek a controlling equity interest and participation in the management of our partner companies, we may not be able to control the significant business decisions of our partner companies. We may have shared control or no control over some of our partner companies. In addition, although we currently own a controlling interest in some of our partner companies, we may not maintain this controlling interest. Acquisitions of interests in partner companies in which we share or have no control, and the dilution of our interests in or loss of control of partner companies, will involve additional risks that could cause the performance of our interests and our operating results to suffer, including:
▪	the management of a partner company having economic or business interests or objectives that are different than ours; and

▪	partner companies not taking our advice with respect to the financial or operating difficulties they may encounter.

     Our inability to adequately control our partner companies also could prevent us from assisting them, financially or otherwise, or could prevent us from liquidating our interests in them at a time or at a price that is favorable to us. Additionally, our partner companies may not act in ways that are consistent with our business strategy. These factors could hamper our ability to maximize returns on our interests and cause us to recognize losses on our interests in these partner companies.
We may have to buy, sell or retain assets when we would otherwise not wish to do so in order to avoid registration under the Investment Company Act.
     The Investment Company Act of 1940 regulates companies which are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. Under the Investment Company Act, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. We refer to this test as the “40% Test.” Securities issued by companies other than majority-owned subsidiaries are generally considered “investment securities” for purpose of the Investment Company Act. We are a company that partners with revenue - stage information technology and life sciences companies to build value; we are not engaged primarily in the business of investing, reinvesting or trading in securities. We are in compliance with the 40% Test. Consequently, we do not believe that we are an investment company under the Investment Company Act.
     We monitor our compliance with the 40% Test and seek to conduct our business activities to comply with this test. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively helping our partner companies in their efforts to build value. In order to continue to comply with the 40% Test, we may need to take various actions which we would otherwise not pursue. For example, we may need to retain a majority interest in a partner company that we no longer consider strategic, we may not be able to acquire an interest in a company unless we are able to obtain majority ownership interest in the company, or we may be limited in the manner or timing in which we sell our interests in a partner company. Our ownership levels may also be affected if our partner companies are acquired by third parties or if our partner companies issue stock which dilutes our majority ownership. The actions we may need to take to address these issues while maintaining compliance with the 40% Test could adversely affect our ability to create and realize value at our partner companies.
Risks Related to Our Partner Companies
Many of our partner companies have a history of operating losses or limited operating history and may never be profitable.
     Many of our partner companies have a history of operating losses or limited operating history, have significant historical losses and may never be profitable. Many have incurred substantial costs to develop and market their products, have incurred net losses and cannot fund their cash needs from operations. We expect that the operating expenses of certain of our partner companies will increase substantially in the foreseeable future as they continue to develop products and services, increase sales and marketing efforts and expand operations.
Our partner companies face intense competition, which could adversely affect their business, financial condition, results of operations and prospects for growth.
     There is intense competition in the information technology and life sciences marketplaces, and we expect competition to intensify in the future. Our business, financial condition, results of operations and prospects for growth will be materially adversely affected if our partner companies are not able to compete successfully. Many of the present and potential competitors may have greater financial, technical, marketing and other resources than those of our partner companies. This may place our partner companies at a disadvantage in responding to the offerings of their competitors, technological changes or changes in client requirements. Also, our partner companies may be at a competitive disadvantage because many of their competitors have greater name recognition, more extensive client bases and a broader range of product offerings. In addition, our partner companies may compete against one another.

Our partner companies may fail if they do not adapt to the rapidly changing information technology and life sciences marketplaces.
     If our partner companies fail to adapt to rapid changes in technology and customer and supplier demands, they may not become or remain profitable. There is no assurance that the products and services of our partner companies will achieve or maintain market penetration or commercial success, or that the businesses of our partner companies will be successful.
The information technology and life sciences marketplaces are characterized by:
▪	rapidly changing technology;

▪	evolving industry standards;

▪	frequent new products and services;

▪	shifting distribution channels;

▪	evolving government regulation;

▪	frequently changing intellectual property landscapes; and

▪	changing customer demands.
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
Many of our partner companies may grow rapidly and may be unable to manage their growth.
     We expect some of our partner companies to grow rapidly. Rapid growth often places considerable operational, managerial and financial strain on a business. To successfully manage rapid growth, our partner companies must, among other things:
▪	rapidly improve, upgrade and expand their business infrastructures;

▪	scale-up production operations;

▪	develop appropriate financial reporting controls;

▪	attract and maintain qualified personnel; and

▪	maintain appropriate levels of liquidity.
     If our partner companies are unable to manage their growth successfully, their ability to respond effectively to competition and to achieve or maintain profitability will be adversely affected.
Our partner companies may need to raise additional capital to fund their operations, which we may not be able to fund or which may not be available from third parties on acceptable terms, if at all.
     Our partner companies may need to raise additional funds in the future and we cannot be certain that they will be able to obtain additional financing on favorable terms, if at all. Because our resources and our ability to raise capital are limited, we may not be able to provide our partner companies with sufficient capital resources to enable them to reach a cash flow positive position. If our partner companies need to, but are not able to raise capital from other outside sources, then they may need to cease or scale back operations.

Some of our partner companies may be unable to protect their proprietary rights and may infringe on the proprietary rights of others.
     Our partner companies assert various forms of intellectual property protection. Intellectual property may constitute an important part of our partner companies’ assets and competitive strengths. Federal law, most typically, copyright, patent, trademark and trade secret, generally protects intellectual property rights. Although we expect that our partner companies will take reasonable efforts to protect the rights to their intellectual property, the complexity of international trade secret, copyright, trademark and patent law, coupled with the limited resources of these partner companies and the demands of quick delivery of products and services to market, create a risk that their efforts will prove inadequate to prevent misappropriation of our partner companies’ technology, or third parties may develop similar technology independently.
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
     Third parties may assert infringement or other intellectual property claims against our partner companies based on their patents or other intellectual property claims. Even though we believe our partner companies’ products do not infringe any third party’s patents, they may have to pay substantial damages, possibly including treble damages, if it is ultimately determined that they do. They may have to obtain a license to sell their products if it is determined that their products infringe another person’s intellectual property. Our partner companies might be prohibited from selling their products before they obtain a license, which, if available at all, may require them to pay substantial royalties. Even if infringement claims against our partner companies are without merit, defending these types of lawsuits take significant time, may be expensive and may divert management attention from other business concerns.
Certain of our partner companies could face legal liabilities from claims made against their operations, products or work.
     The manufacture and sale of certain of our partner companies’ products entails an inherent risk of product liability. Certain of our partner companies maintain product liability insurance. Although none of our partner companies to date have experienced any material losses, there can be no assurance that they will be able to maintain or acquire adequate product liability insurance in the future and any product liability claim could have a material adverse effect on our partner companies’ revenues and income. In addition, many of the engagements of our partner companies involve projects that are critical to the operation of their clients’ businesses. If our partner companies fail to meet their contractual obligations, they could be subject to legal liability, which could adversely affect their business, operating results and financial condition. The provisions our partner companies typically include in their contracts, which are designed to limit their exposure to legal claims relating to their services and the applications they develop, may not protect our partner companies or may not be enforceable. Also as consultants, some of our partner companies depend on their relationships with their clients and their reputation for high quality services and integrity to retain and attract clients. As a result, claims made against our partner companies’ work may damage their reputation, which in turn, could impact their ability to compete for new work and negatively impact their revenues and profitability.
Our partner companies are subject to the impact of economic downturns.
     The results of operations of our partner companies are affected by the level of business activity of their clients, which in turn is affected by the levels of economic activity in the industries and markets that they serve. In addition, the businesses of certain of our information technology companies may lag behind economic cycles in an industry. Any significant downturn in the economic environment, which could include labor disputes in these industries, could result in reduced demand for the products and services offered by our partner companies which could negatively impact their revenues and profitability. In addition, an economic downturn could cause increased pricing pressure which also could have a material adverse impact on the revenues and profitability of our partner companies.
Our partner companies’ success depends on their ability to attract and retain qualified personnel.
     Our partner companies are dependent upon their ability to attract and retain senior management and key personnel, including trained technical and marketing personnel. Our partner companies will also need to continue to hire additional personnel as they expand. Some of our partner companies have employees represented by labor unions. Although these partner companies have not been the subject of a work stoppage, any future work stoppage could have a material adverse effect on their respective operations. A shortage in the availability of the requisite qualified personnel or work stoppage would limit the ability of our partner companies to grow, to increase sales of their existing products and services and to launch new products and services.
Government regulations and legal uncertainties may place financial burdens on the businesses of our partner companies.
     Failure to comply with applicable requirements of the FDA or comparable regulation in foreign countries can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Manufacturers of pharmaceuticals and medical diagnostic devices and operators of laboratory facilities are subject to strict federal and state regulation regarding validation and the quality of manufacturing and laboratory facilities. Failure to comply with these quality regulation systems requirements could result in civil or criminal penalties or enforcement proceedings, including the recall of a product or a “cease distribution” order. The enactment of any additional laws or regulations that affect healthcare insurance policy and reimbursement (including Medicare reimbursement) could negatively affect our partner companies. If Medicare or private payors change the rates at which our partner companies or their customers are reimbursed by insurance providers for their products, such changes could adversely impact our partner companies.
     If either the USA PATRIOT Act or the Basel Capital Accord are repealed, the demand for services and/or products of certain of our partner companies may be negatively impacted.
Some of our partner companies are subject to significant environmental, health and safety regulation.
     Some of our partner companies are subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as to the safety and health of manufacturing and laboratory employees. In addition, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety.
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

     Safeguard’s consolidated partner companies lease various facilities throughout the United States and in certain non-U.S. locations. The physical properties occupied by each of our consolidated partner companies, under leases expiring between 2006 and 2015, are summarized below:

			Approximate
Company	Locations	Use	Square Footage

Acsis	New Jersey and Germany	Office/Sales/Development	39,000

Alliance Consulting	Pennsylvania and other locations in the U.S. and India (nine facilities)	Office/Sales/Development	83,000

Clarient	California (two facilities)	Office/Manufacturing/ Laboratory Services	99,000

Mantas	Virginia and other locations in the U.S., Singapore and United Kingdom (five facilities)	Office/Sales/Service/ Research & Development	33,000

Pacific Title	California (two facilities)	Office/Production	36,000

Laureate Pharma	New Jersey	Office/Manufacturing	58,000
     We believe that all of the existing facilities are suitable and adequate to meet the current needs of our respective partner companies. If new or additional space is needed, we believe each of our partner companies can readily obtain suitable replacement properties to support their needs on commercially reasonable terms. However, we note that Clarient’s laboratory services facility and Laureate Pharma’s manufacturing facility are operated under and subject to various federal, state and local permits, rules and regulations. As a result, any extended interruption in the availability of these facilities could have a material adverse effect on the results of operations of the respective companies.
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
     CompuCom Systems Litigation
     On May 28, 2004, June 1, 2004 and June 10, 2004, three substantially similar complaints were filed in the Chancery Court of the State of Delaware by purported stockholders of CompuCom Systems, Inc. (“CompuCom”), allegedly on behalf of a class of holders of CompuCom’s common stock. By order dated July 22, 2004, these three actions were consolidated for all purposes. On July 27, 2004, the plaintiffs filed an amended class action complaint ( the “Amended Complaint”) that names us, CompuCom and its directors as defendants. Among other things, the Amended Complaint alleged that we, CompuCom and its directors (i) breached fiduciary duties in connection with the merger agreement relating to CompuCom’s acquisition by an affiliate of Platinum Equity, LLC, (ii) aided and abetted one another in the course of committing the alleged breach, (iii) failed to obtain the best transaction reasonably available and (iv) diverted merger consideration from CompuCom’s minority stockholders to us and CompuCom’s directors and certain of its officers. It is also alleged that CompuCom failed to disclose, or only partially disclosed, certain matters in CompuCom’s proxy statement. On July 27, 2004, the plaintiffs filed a motion for expedited proceedings and discovery in connection with the injunctive relief sought and requested that a preliminary injunction hearing be held before August 19, 2004, the originally scheduled date of the special meetings of our shareholders and the stockholders of CompuCom. The defendants filed their opposition to the motion on July 28, 2004. On July 29, 2004, the Court denied the plaintiffs’ motion to expedite. On September 13, 2004, the plaintiffs filed a Second Amended Complaint alleging substantially similar claims. On November 5, 2004, the defendants filed motions to dismiss the Second Amended Complaint. On September 29, 2005, the Court dismissed the Second Amended Complaint. The time for any appeal has expired.
     General
     Finally, we, as well as our partner companies, are involved in various claims and legal actions arising in the ordinary course of business. While in the current opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations, no assurance can be given as to the outcome of these lawsuits, and one or more adverse rulings could have a material adverse effect on our consolidated financial position and results of operations, or that of our partner companies.

Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2005.
ANNEX TO PART I — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	Executive Officer Since

Peter J. Boni	60	President, Chief Executive Officer and Director	2005
James A. Datin	43	Executive Vice President and Managing Director, Life Sciences	2005
Christopher J. Davis	53	Executive Vice President and Chief Administrative and Financial Officer	2001
John A. Loftus	44	Executive Vice President and Managing Director, Information Technology	2004
Steven J. Feder	42	Senior Vice President and General Counsel	2004
     Mr. Boni joined Safeguard as President and Chief Executive Officer in August 2005. Prior to joining Safeguard, Mr. Boni was an Operating Partner for Advent International, a global private equity firm with $10 billion under management, from April 2004 to August 2005; Chairman and Chief Executive Officer of Surebridge, Inc., an applications outsourcer serving the mid-market, from March 2002 to April 2004; Managing Principal of Vested Interest LLC, a management consulting firm, from January 2001 to March 2002; and President and Chief Executive Officer of Prime Response, Inc., an enterprise applications software provider, from 1999 to 2001. Mr. Boni is currently non-executive Chairman of Intralinks, Inc. and a director of Clarient, Inc.
     Mr. Datin joined Safeguard as Executive Vice President and Managing Director, Life Sciences in September 2005. Mr. Datin served as Chief Executive Officer of Touchpoint Solutions, Inc., a provider of software that enables customers to develop and deploy applications, content and media on multi-user interactive devices, from December 2004 to June 2005; Group President in 2004, and as Group President, International, from 2001 to 2003, of Dendrite International, a provider of sales, marketing, clinical and compliance solutions and services to global pharmaceutical and other life sciences companies; and Group Director, Corporate Business Strategy and Planning at GlaxoSmithKline, from 1999 to 2001, where he also was a member of the company’s Predictive Medicine Board of Directors that evaluated acquisitions and alliances. His prior experience also includes international assignments with and identifying strategic growth opportunities for E Merck and Baxter. Mr. Datin is a director of Intralinks, Inc. and Clarient, Inc.
     Mr. Davis joined Safeguard as Vice President, Strategic Development in March 2000 and became Executive Vice President and Chief Financial Officer in August 2001, Managing Director and Chief Financial Officer in January 2002 and Executive Vice President and Chief Administrative and Financial Officer in May 2004. Prior to joining Safeguard, Mr. Davis served for three years as President and Chief Executive Officer of LFC Financial Corporation, a privately held financial services company engaged in complex financing transactions, and as Chief Financial Officer for the preceding nine years. Mr. Davis began his career at Coopers & Lybrand as a certified public accountant and also has been an independent consultant for early stage, technology-oriented companies.
     Mr. Loftus joined Safeguard in May 2002, became Senior Vice President and Chief Technology Officer in December 2003 and Executive Vice President and Managing Director, Information Technology in September 2005. Mr. Loftus is a founder of Gestalt LLC where he served as Chief Technology Officer from September 2001 to May 2002. Mr. Loftus served as Senior Vice President, e-Solutions of Breakaway Solutions from May 1999 until August 2001 (Breakaway Solutions filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in September 2001); and served as Senior Vice President and Chief Technology Officer of WPL Laboratories from

February 1997 to May 1999. Mr. Loftus spent the first 14 years of his career in a variety of executive, management, and engineering positions at GE and PECO Energy.
     Mr. Feder joined Safeguard in November 2004 as Senior Vice President and General Counsel. Prior to joining Safeguard, Mr. Feder was a partner with the law firm of Pepper Hamilton LLP in its Berwyn, Pennsylvania office from May 2000 to November 2004. He was a partner from March 1998 to May 2000 at the law firm of White and Williams LLP in Philadelphia, Pennsylvania and a senior associate from July 1995 to March 1998 at the law firm of Ballard Spahr Andrews and Ingersoll in Philadelphia, Pennsylvania. From 1990 to June 1995, Mr. Feder was corporate counsel for MEDIQ Incorporated, formerly an AMEX-listed diversified healthcare company. Mr. Feder is a director of Clarient, Inc.

PART II.
     Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Safeguard’s common stock is listed on the New York Stock Exchange (Symbol: SFE). The high and low sale prices reported within each quarter of 2005 and 2004 are as follows:

	High	Low
Fiscal year 2005:
First quarter	$2.17	$1.36
Second quarter	1.58	0.98
Third quarter	1.85	1.21
Fourth quarter	2.05	1.31

Fiscal year 2004:
First quarter	$6.25	$3.23
Second quarter	3.95	2.05
Third quarter	2.34	1.61
Fourth quarter	2.45	1.48
     The high and low sale prices reported in the first quarter of 2006 through March 7, 2006 were $2.20 and $1.77, respectively, and the last sale price reported on March 7, 2006, was $1.81. No cash dividends have been declared in any of the years presented, and Safeguard has no present intention to declare cash dividends.
     As of March 7, 2006, there were approximately 53,000 beneficial holders of Safeguard’s common stock.
Item 6. Selected Consolidated Financial Data
     The following table sets forth our selected consolidated financial information for the five-year period ended December 31, 2005. The selected consolidated financial data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Consolidated Financial Statements and Notes thereto included in this report. The historical results presented herein may not be indicative of future results. As a result of the sale of Laureate Pharma’s Totowa, New Jersey facility in December 2005, the operating results related to its Totowa facility are included in discontinued operations in 2005. Mantas is pursuing the sale of a portion of its telecommunications business and certain related assets and liabilities, which are classified as held-for-sale at December 31, 2005. The operating results of the telecommunications business are included in discontinued operations for all periods presented. As a result of the sale of CompuCom on October 1, 2004, the operating results of CompuCom are included in discontinued operations for 2001 through 2004.

	December 31,
	2005	2004	2003	2002	2001
			(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$127,553	$146,874	$136,715	$126,740	$174,945
Short-term investments	31,770	33,555	7,081	9,986	—
Restricted cash	1,348	1,119	1,069	3,634	8,033
Working capital of continuing operations	146,931	171,041	133,463	123,095	260,135
Total assets of continuing operations	415,825	439,813	373,738	420,803	745,174
Long-term debt, net of current portion	3,041	9,352	2,128	932	19,599
Capital leases, net of current portion	2,129	1,858	409	1,066	539
Other long-term liabilities	15,240	11,785	13,152	14,018	11,579
Convertible subordinated notes	—	—	200,000	200,000	200,000
Convertible senior debentures-non-current	145,000	150,000	—	—	—
Total shareholders’ equity	164,975	201,230	236,171	272,287	418,796

Consolidated Statements of Operations Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands except per share amounts)
Revenue
Product sales	$13,380	$6,998	$13,956	$9,271	$11,141
Service sales	172,836	145,972	147,656	91,588	88,483

Total revenue	186,216	152,970	161,612	100,859	99,624

Operating Expenses
Cost of sales — product	4,286	4,342	12,801	6,702	2,936
Cost of sales — service	122,624	101,185	89,424	43,578	41,125
Selling, general and administrative	85,859	90,330	87,835	94,214	94,899
Research and development	10,534	11,028	14,116	13,773	4,515
Purchased in-process research and development	2,183	89	265	1,129	—
Amortization of intangibles	3,589	3,414	2,986	2,002	7,320
Impairment	—	—	15,968	6,575	—

Total operating expenses	229,075	210,388	223,395	167,973	150,795

Operating loss	(42,859)	(57,418)	(61,783)	(67,114)	(51,171)
Other income (loss), net	7,338	38,804	48,838	(5,192)	(41,332)
Recovery (impairment) — related party	28	(3,400)	(659)	(11,434)	—
Interest income	5,039	2,628	2,197	6,313	12,339
Interest expense	(6,512)	(9,761)	(12,063)	(21,363)	(26,036)
Equity loss	(6,597)	(14,534)	(17,179)	(51,004)	(395,947)
Minority interest	6,356	8,428	6,754	10,172	557

Net loss from continuing operations before income taxes and change in accounting principle	(37,207)	(35,253)	(33,895)	(139,622)	(501,590)
Income taxes (expense) benefit	43	24	(209)	(46)	9,727

Net loss from continuing operations before change in accounting principle	(37,164)	(35,229)	(34,104)	(139,668)	(491,863)
Discontinued operations, net of taxes	5,094	(19,591)	773	11,000	(7,237)
Cumulative effect of change in accounting principle	—	—	—	(21,815)	—

Net Loss	(32,070)	$(54,820)	$(33,331)	$(150,483)	$(499,100)

Basic Income (Loss) Per Share:
Loss from continuing operations	$(0.31)	$(0.29)	$(0.29)	$(1.19)	$(4.19)
Income (loss) from discontinued operations	0.04	(0.17)	0.01	0.09	(0.07)
Cumulative effect of change in accounting principle	—	—	—	(0.18)	—

Net loss	$(0.27)	$(0.46)	$(0.28)	$(1.28)	$(4.26)

Diluted Income (Loss) Per Share:
Loss from continuing operations	$(0.31)	$(0.29)	$(0.29)	$(1.19)	$(4.19)
Income (loss) from discontinued operations	0.04	(0.17)	(0.01)	0.07	(0.08)
Cumulative effect of change in accounting principle	—	—	—	(0.18)	—

Net loss	$(0.27)	$(0.46)	$(0.30)	$(1.30)	$(4.27)

Shares used in computing:
Basic and diluted income (loss) per share	120,845	119,965	118,486	117,736	117,290
     Certain amounts for prior periods in the Consolidated Financial Statements have been reclassified to conform with current period presentations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note concerning Forward-Looking Statements
     This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially, include, among others, managing rapidly changing technologies, limited access to capital, competition, the ability to attract and retain qualified employees, the ability to execute our strategy, the uncertainty of the future performance of our partner companies, acquisitions and dispositions of companies, the inability to manage growth, compliance with government regulation and legal liabilities, additional financing requirements, labor disputes and the effect of economic conditions in the business sectors in which our partner companies operate, all of which are discussed in Item 1A. Business under the caption “Risk Factors.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.
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
Overview
     Safeguard’s charter is to build value in revenue-stage information technology and life sciences businesses. We provide growth capital as well as a range of strategic, operational and management resources to our partner companies. Safeguard participates in expansion financings, carve-outs, management buy-outs, recapitalizations, industry consolidations and early-stage financings. Our vision is to be the preferred catalyst for creating great information technology and life sciences companies.
     We strive to create long-term value for our shareholders through building value in our partner companies. We help our partner companies in their efforts increase market penetration, grow revenue and improve cash flow in order to create long-term value. We concentrate on companies that operate in two categories:
     Information Technology – including companies focused on providing software, technology-enabled services and information technology services for analytics and business intelligence, enterprise applications and infrastructure; and
     Life Sciences – including companies focused on therapeutics and treatments, pharmaceutical services, drug formulation and delivery techniques, diagnostics and devices.
Principles of Accounting for Ownership Interests in Partner Companies
     The various interests that we acquire in our partner companies and private equity funds are accounted for under three methods: consolidation, equity or cost. The applicable accounting method is generally determined based on our influence over the entity, primarily determined based on our voting interest in the entity.
     Consolidation Method. Partner companies in which we directly or indirectly own more than 50% of the outstanding voting securities are accounted for under the consolidation method of accounting. Participation of other partner company shareholders in the income or losses of our consolidated partner companies is reflected as Minority Interest in the Consolidated Statements of Operations. Minority interest adjusts our consolidated operating results to reflect only our share of the earnings or losses of the consolidated partner company. However, if there is no minority interest balance remaining on the Consolidated Balance Sheets related to the respective partner company, we record 100% of the consolidated partner company’s losses; we record 100% of subsequent earnings of the partner company to the extent of such previously recognized losses in excess of our proportionate share.
     Equity Method. The partner companies whose results are not consolidated, but over whom we exercise significant influence, are accounted for under the equity method of accounting. We also account for our interests in some private equity funds under the equity method of accounting, based on our respective general and limited partner interests. Under the equity method of accounting, our share of the income or loss of the company is reflected in Equity Loss in the Consolidated Statements of Operations.
     When the carrying value of our holding in an equity method partner company is reduced to zero, no further losses are recorded in our Consolidated Statements of Operations unless we have outstanding guarantee obligations or have committed additional funding to the equity method company. When the equity method partner company subsequently reports income, we will not record our share of such income until it equals the amount of our share of losses not previously recognized.
     Cost Method. Partner companies not consolidated or accounted for under the equity method are accounted for under the cost method of accounting. Under the cost method, our share of the income or losses of such entities is not included in our Consolidated Statements of Operations. However, the effect of the change in market value of cost method holdings classified as trading securities is reflected in Other Income (Loss), Net in the Consolidated Statements of Operations.
Critical Accounting Policies and Estimates
     Accounting policies, methods and estimates are an integral part of Consolidated Financial Statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements as described in Note 1 to our Consolidated Financial Statements, areas that are particularly significant include the following:
•	Revenue recognition;

•	Recoverability of goodwill;

•	Recoverability of long-lived assets;

•	Recoverability of ownership interests in and advances to companies;

•	Income taxes;

•	Allowance for doubtful accounts; and

•	Commitments and contingencies.
Revenue Recognition
     During 2005, 2004 and 2003, our revenue from continuing operations was primarily attributable to Alliance Consulting, Clarient, Laureate Pharma (2005 only), Mantas and Pacific Title. Acsis, which was acquired in December 2005, is expected to contribute to our revenue in 2006.
     Acsis recognizes revenue from software licenses, related consulting services and post contract customer support (PCS). Revenue from software license agreements are recognized upon delivery, provided that all of the following conditions are met: a non-cancelable license agreement has been signed; the software has been delivered; no significant production, modification or customization of the software is required; the vendor’s fee is fixed or determinable; and collection of the resulting receivable is deemed probable. In software arrangements that include rights to software products, hardware products, PCS, and/or other services, Acsis allocates the total arrangement fee among each deliverable based on vendor-specific objective evidence using the residual method. Revenue from maintenance agreements is recognized ratably over the term of the maintenance period, generally one year. Consulting and training services provided by Acsis that are not considered essential to the functionality of the software products are recognized as the respective services are performed.
     Alliance Consulting generates revenue primarily from consulting services. Alliance Consulting generally recognizes revenue when persuasive evidence of an arrangement exists, services are performed, the service fee is fixed or determinable and collectibility is probable. Revenue from services is recognized as services are performed. Alliance Consulting also performs certain services under fixed-price service contracts related to discrete projects. Alliance Consulting recognizes revenue from these contracts using the percentage-of-completion method, primarily based on the actual labor hours incurred to date compared to the estimated total hours of the project. Any losses expected to be incurred on jobs in process are charged to income in the period such losses become known. Changes in estimates of total costs could result in changes in the amount of revenue recognized.
     Clarient generates revenue from diagnostic services, system sales and fee-per-use charges. Clarient recognizes revenue for diagnostic services at the time of completion of services at amounts equal to the contractual rates allowed from third parties including Medicare, insurance companies and, to a small degree, private patients. These expected amounts are based both on Medicare allowable rates and Clarient’s collection experience with other third party payors.
     Clarient recognizes revenue for fee-per-use agreements based on the greater of actual usage fees or the minimum monthly rental fee. Under this pricing model, Clarient owns most of the ACIS® instruments that are engaged in service and, accordingly, all related depreciation and maintenance and service costs are expensed as incurred. For those instruments that are sold, Clarient recognizes and defers revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” At the outset of the arrangement with the customer, Clarient defers revenue for the fair value of its undelivered elements (e.g., maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically twelve months.
     Clarient recognizes revenue on system sales in accordance with Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104, when all criteria for revenue recognition have been met. Such criteria includes, but are not limited to: existence of persuasive evidence of an arrangement; fixed and determinable product pricing; satisfaction of the terms of the arrangement including passing title and risk of loss to their customer upon shipment; and reasonable assurance of collection from their customer in accordance with the terms of the arrangement. For system sales delivered under Dako distribution and development agreement, Clarient recognizes revenue when those ACIS® instruments have been delivered and accepted by an end-user customer. Systems sold under a leasing arrangement are accounted for as sales-type leases pursuant to SFAS No. 13, “Accounting for Leases,” if applicable. Clarient recognizes the net effect of these transactions as a sale because of the bargain purchase option granted to the lessee. Clarient recognizes revenue from research and development agreements over the contract performance period, starting with the contract’s commencement. The upfront payment is deferred and recognized on a straight-line basis over the estimated performance period. Milestone payments will be recognized as revenue when they are due and payable, but not prior to the removal of any contingencies for each individual milestone.
     Laureate Pharma’s revenue is primarily derived from contract manufacturing work, process development services, and formulation and filling. Laureate Pharma enters into revenue arrangements with multiple deliverables in order to meet its customers’ needs. Multiple element revenue agreements are evaluated under Emerging Issues Task Force (“EITF”) Issue Number 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 are treated as one unit of accounting for purposes of revenue recognition. Revenue is generally recognized upon the performance of services. Certain services are performed under fixed price contracts. Revenue from these contracts are recognized on a percentage of completion basis. When current cost estimates indicate a loss is expected to be incurred, the entire loss is recorded in the period in which it is identified. Changes in estimates of total costs could result in changes in the amount of revenue recognized.
     Mantas recognizes revenue from software licenses, related consulting services and post contract customer support (PCS). Revenue from software license agreements and product sales are recognized upon delivery, provided that all of the following conditions are met: a non-cancelable license agreement has been signed; the software has been delivered; no significant production, modification or customization of the software is required; the vendor’s fee is fixed or determinable; and collection of the resulting receivable is deemed probable. In software arrangements that include rights to software products, hardware products, PCS, and/or other services, Mantas allocates the total arrangement fee among each deliverable based on vendor-specific objective evidence using the residual method. Revenue from maintenance agreements is recognized ratably over the term of the maintenance period, generally one year. Consulting and training services provided by Mantas that are not considered essential to the functionality of the software products are recognized as the respective services are performed.
     For Mantas’ software installations or implementations that include significant production, development or customization, Mantas recognizes revenue using the percentage-of-completion method. Mantas measures progress toward completion by reference to total costs incurred compared to total estimated costs to be incurred in completing the services. Changes in the estimates of total cost could result in changes in the amount of revenue recognized. Mantas’ revenue recognized using the percentage-of-completion method is limited by the existence of customer acceptance provisions of contractually defined milestones and corresponding customer rights to refund for certain portions of the fee. In cases where acceptance provisions exist, Mantas defers revenue recognition of the portion of the fee subject to refund until Mantas has evidence that the acceptance provisions have been met. When current analysis of cost estimates indicate a loss is expected to be incurred, the entire loss is recorded in the period in which it is identified.
     Pacific Title’s revenue is primarily derived from providing archival and post-production services to the motion picture and television industry. Pacific Title recognizes revenue generally upon the performance of services. Pacific Title performs certain services under fixed-price contracts. Revenue from these contracts is recognized on a percentage-of-completion basis based on costs incurred to total estimated costs to be incurred. Changes in the estimates of total cost could result in changes in the amount of revenue recognized. Any anticipated losses on contracts are expensed when identified. Pacific Title also generated revenue from manufacturing, installing and selling large format film projector systems through June 2003. Pacific Title recognized revenue for projector systems when persuasive evidence of an arrangement existed, delivery and customer acceptance had occurred, the sales price was fixed or determinable and collectibility was reasonably assured.
   Recoverability of Goodwill
     We conduct a review for impairment of goodwill at least annually on December 1st. Additionally, on an interim basis, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results, significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in a company’s stock price for a sustained period.
     We test for impairment at a level referred to as a reporting unit (same as or one level below an operating segment as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”). If we determine that the fair value of a reporting unit is less than its carrying value, we assess whether goodwill of the reporting unit is impaired. To determine fair value, we use a number of valuation methods including quoted market prices, discounted cash flows and revenue and acquisition multiples. Depending on the complexity of the valuation and the significance of the carrying value of the goodwill to the Consolidated Financial Statements, we may engage an outside valuation firm to assist us in determining fair value. As an overall check on the reasonableness of the fair values attributed to our reporting units, we will consider comparing and contrasting the aggregate fair values for all reporting units with our average total market capitalization for a reasonable period of time.

     The carrying value of goodwill at December 31, 2005 was $100 million.
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
     The carrying value of net intangible assets at December 31, 2005 was $16 million. The carrying value of net property and equipment at December 31, 2005 was $40 million.
   Recoverability of Ownership Interests In and Advances to Companies
     On a continuous basis (but no less frequently than at the end of each quarterly period) we evaluate the carrying value of our equity and cost method companies for possible impairment based on achievement of business plan objectives and milestones, the fair value of each company relative to its carrying value, the financial condition and prospects of the company and other relevant factors. We then determine whether there has been an other than temporary decline in the carrying value of our ownership interest in the company. Impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.
     The fair value of privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies or based on other valuation methods including discounted cash flows, valuation of comparable public companies and the valuation of acquisitions of similar companies. The fair value of our ownership interests in private equity funds is generally determined based on the value of our pro rata portion of the funds’ net assets and estimated future proceeds from sales of investments provided by the funds’ managers.
     The new cost basis of a company is not written-up if circumstances suggest the value of the company has subsequently recovered.
     We operate in industries which are rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the ultimate recoverability of the carrying value of ownership interests in and advances to partner companies, including goodwill, could change in the near term and that the effect of such changes on our Consolidated Financial Statements could be material. While we believe that the current recorded carrying values of our equity and cost method partner companies are not impaired, there can be no assurance that our future results will confirm this assessment or that a significant write-down or write-off of the carrying value will not be required in the future.

     Total impairment charges related to investments, including impairment charges related to goodwill of consolidation method companies, are included in the following table:

	Year Ended December 31,
Accounting Method	2005	2004	2003
	(in millions)
Equity	$—	$3.7	$6.8
Consolidation	—	—	16.0
Cost	1.4	3.2	2.5

Total	$1.4	$6.9	$25.3

     Impairment charges related to equity method companies are included in Equity Loss in the Consolidated Statements of Operations. Impairment charges related to goodwill of consolidation method companies are included in Impairment in the Consolidated Statements of Operations. Impairment charges related to cost method companies are included in Other Income, Net in the Consolidated Statements of Operations.
   Income Taxes
     We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that we believe recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance in a period, we must include an expense within the tax provision in the Consolidated Statements of Operations. We have recorded a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized in future years. If we determine in the future that it is more likely than not that the net deferred tax assets would be realized, then the previously provided valuation allowance would be reversed.
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

Results of Operations
     We present five of our consolidated partner companies as separate segments – Alliance Consulting, Clarient, Laureate Pharma, Mantas and Pacific Title. The results of operations of our other partner companies, including Acsis (which was acquired in December 2005), those companies in which we have less than a majority interest and our ownership in private equity funds are reported in a segment called “Other Companies.” For 2004, the results of Laureate Pharma, which was acquired in December 2004, were reported in “Other Companies.” This segment also includes the gain or loss on the sale of companies and funds, except for gains and losses included in discontinued operations. Beginning in the first quarter of 2006, we will present Acsis as a separate segment.
     Our management evaluates segment performance based on segment revenue, operating income (loss) and income (loss) before income taxes, which reflects the portion of income (loss) allocated to minority shareholders.
     Other items include certain expenses which are not identifiable to the operations of our operating business segments. Other items primarily consists of general and administrative expenses related to our corporate operations including, employee compensation, insurance and professional fees, including legal, finance and consulting. Other items also includes interest income, interest expense and income taxes, which are reviewed by management independent of segment results.
     The following tables reflect our consolidated operating data by reportable segments. Each segment includes the results of our consolidated companies and records our share of income or losses for entities accounted for under the equity method when applicable. Segment results also include impairment charges, gains or losses related to the disposition of partner companies and the mark to market of trading securities. All significant intersegment activity has been eliminated in consolidation. Accordingly, segment results reported by us exclude the effect of transactions between us and our subsidiaries and among our subsidiaries.
     Our operating results including net loss before income taxes by segment, are as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Alliance Consulting	$(108)	$(5,321)	$(18,559)
Clarient	(9,717)	(12,829)	(6,568)
Laureate Pharma	(10,870)	—	—
Mantas	(77)	(12,132)	(10,313)
Pacific Title	3,748	1,157	4,851
Other companies	(3,347)	25,887	28,308

Total segments	(20,371)	(3,238)	(2,281)

Other items
Corporate operations	(16,836)	(32,015)	(31,614)
Income tax benefit (expense)	43	24	(209)

Total other items	(16,793)	(31,991)	(31,823)

Net loss from continuing operations	(37,164)	(35,229)	(34,104)
Net income (loss) from discontinued operations, net of taxes	5,094	(19,591)	773

Net Loss	$(32,070)	$(54,820)	$(33,331)

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
     Effective January 1, 2006, we will adopt SFAS 123(R). The pro forma information in Note 1 of the Notes to Consolidated Financial Statements presents on a historical basis the estimated compensation charges under SFAS No. 123, “Accounting for Stock-Based Compensation.” As a result of the provisions of SFAS 123(R) and SAB 107,

“Share-Based Payment” we currently expect to record compensation charges related to all segments stock options of approximately $6 million in 2006 excluding any option grants that may be made in 2006. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behaviors, the actual number and amount of awards granted in 2006, forfeitures and modifications, if any. As such, our actual stock option expense may differ materially from this estimate.
Alliance Consulting
     We acquired Alliance Consulting in December 2002. Alliance Consulting’s operating results are included in our consolidated operating results subsequent to the acquisition.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Revenue	$93,774	$93,148	$87,648

Operating expenses
Cost of sales	64,334	65,575	61,417
Selling, general and administrative	27,810	32,005	28,064
Amortization of intangibles	966	592	543
Impairment	—	—	15,968

Total operating expenses	93,110	98,172	105,992

Operating income (loss)	664	(5,024)	(18,344)
Other income (loss), net	(7)	35	—
Interest, net	(771)	(356)	(219)
Minority interest	6	24	4

Net loss before income taxes	$(108)	$(5,321)	$(18,559)

     Alliance Consulting is a leading national business intelligence consultancy providing services primarily to clients in the Fortune 2000 market in the pharmaceutical, financial services and manufacturing industries. Alliance Consulting specializes in information management, which is comprised of a full range of business intelligence solutions from data acquisition and warehousing to master data management, analytics and reporting; and application services, which includes software development, integration, testing and application support delivered through a high quality and cost effective hybrid global delivery model. Alliance Consulting has developed a strategy focused on enabling business intelligence through the application of deep domain experience and custom-tailored project terms to deliver software solutions and consulting services.
     Alliance Consulting’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period because the fiscal year ends on the Saturday closest to December 31. Fiscal years 2005, 2004 and 2003 ended on December 31, 2005, January 1, 2005 and December 27, 2003, respectively. Fiscal year 2004 was a 53-week period. References to a year included in this section refer to a fiscal year rather than a calendar year.
     Alliance Consulting recognizes revenue upon the performance of services. Contracts for such services are typically for one year or less. Alliance Consulting performs certain services under fixed-price service contracts related to discrete projects. Alliance Consulting recognizes revenue from these contracts using the percentage-of-completion method based on the percentage of labor hours incurred to date compared to the estimated total hours of the project. Losses expected to be incurred on jobs in process are charged to income in the period such losses become known.
     While global economic conditions continue to cause companies to be cautious about increasing their use of consulting and IT services, Alliance Consulting continues to see growing demand for its services. However, Alliance Consulting continues to experience pricing pressure from competitors as well as from clients facing pressure to control costs. In addition, the growing use of offshore resources to provide lower cost service delivery capabilities within the industry continues to place pressure on pricing and revenue. Alliance Consulting expects to continue to focus on maintaining and growing its blue chip client base and providing high quality solutions and services to its clients.
     In October 2004, Alliance Consulting acquired Mensamind, Inc. (“Mensamind”), a software development company based in Hyderabad, India. This acquisition enables Alliance Consulting to provide offshore capabilities to its existing and new clients.
        At December 31, 2005, we owned 100% of Alliance Consulting.
Year Ended December 31, 2005 Versus 2004
Revenue. Revenue, including reimbursement of expenses, increased $0.7 million, or 0.7%, to $93.8 million in 2005 as compared to $93.1 million in 2004. This increase was due to growth in existing accounts as well as the development of new key accounts, expansion of Alliance Consulting’s outsourcing services and new service offerings introduced in 2004, Master Data Management and Global Delivery. Master Data Management includes business intelligence and data management as well as corporate performance management. Global Delivery is Alliance Consulting’s high quality, lower-priced offshore delivery and support service. Revenue associated with these new services generated an aggregate of $11.7 million during 2005 as compared to $2.1 million in 2004. These increases were partially offset by Alliance Consulting’s largest customer from 2004 which froze all third party work and reorganized itself during the course of 2005.
     Alliance Consulting’s top ten customers accounted for approximately 57% of total revenue in 2005 and approximately 56% of total revenue in 2004. One customer represented more than 10% of total revenue in 2005 and 2004 while a different customer represented more than 10% of total revenue during 2004.
     Revenue growth is expected to continue in 2006 from further penetration of newly developed accounts in the financial services sector despite no expected improvement in the overall market for IT services. In addition, Alliance Consulting is targeting mid-market pharmaceutical companies which we believe have higher potential for growth in IT spending as opposed to the large pharmaceutical manufacturers. Alliance Consulting will continue to leverage its Master Data Management and Global Delivery capabilities to facilitate growth in all of its vertical market sectors. While economic conditions have improved, clients continue to award projects in multiple phases resulting in extended sales cycles and gaps between phases. Alliance Consulting must compete against larger IT services companies with greater resources and more developed offshore delivery organizations.
Cost of Sales. Cost of sales decreased $1.2 million, or 1.9%, to $64.3 million in 2005 as compared to $65.6 million in 2004. This decrease was primarily a result of the decrease in reimbursable expenses and internal improvements surrounding project management which prevented cost overruns during the delivery process. Gross margin improved from 29.6% in 2004 to 31.4% in 2005 due to a shift in product mix more towards higher value, higher margin business, including Master Data Management and Global Delivery, and less reimbursable expenses combined with improvements in project management as well as improved utilization. Partially offsetting these improvements were discounts of $0.4 million made to customers in exchange for multi-year engagements.
     Alliance Consulting expects gross margins to improve in future periods due primarily to continued focus on higher value services. In 2006, Alliance Consulting expects gross margins to continue to be affected by general economic uncertainty, increases in overall pricing pressures within the industry, discounts required for longer-term engagements, increased employee and contractor costs resulting from greater competition within the talent pool due to declining unemployment levels, wage inflation in India as the demand for those resources increases, resource availability and ability to retain key resources and efficiency in project management.
Selling, General and Administrative. Selling, general and administrative costs decreased $4.2 million, or 13.1%, to $27.8 million in 2005 as compared to $32.0 million in 2004. Selling, general and administrative expenses were 29.7% of revenue in 2005 as compared to 34.4% of revenue in 2004. The decrease in dollars was due to the cost savings associated with reducing the non-billable workforce during 2004 and 2005, transitioning certain support functions to Alliance Consulting India, relocating Alliance Consulting’s corporate headquarters and staffing other sales offices appropriately to accommodate existing and projected staffing needs, and decreased depreciation because more assets became fully-depreciated during 2004 and 2005 without offsetting capital expenditures being made. Alliance Consulting’s 2004 selling, general and administrative also included non-capitalizable expenses associated with the Mensamind acquisition of $0.9 million, severance associated with former executives, a restructuring charge relating to the buy out provisions of the Corporate facility and higher non-cash compensation costs for certain other executives. Offsetting these savings were incremental costs associated with recognizing a full year’s costs from the Mensamind acquisition, severance relating to a senior manager and increased variable compensation directly related to the improved financial performance as compared to 2004.
     Selling, general and administrative costs are expected to increase as Alliance Consulting’s business continues to grow; however, as a percentage of revenue, costs are expected to decrease as staffing additions made during 2004 and 2005 begin to generate a return on investment. Alliance Consulting also expects to realize benefits from cost savings initiatives including moving certain positions off-shore. Alliance Consulting is expecting to expand its facility requirements in Hyderabad during 2006 to accommodate the significant growth in its Global Delivery offering.
Amortization. Amortization expense associated with amortizable intangible assets increased $0.4 million or 63.2% to $1.0 million in 2005 as compared to $0.6 million in 2004. The increase was due to a full year of amortization expenses in 2005 of intangible assets as a result of Alliance Consulting’s acquisition of Mensamind during October 2004.
Interest, Net. Interest expense increased $0.4 million or 116.6% in 2005 as compared to 2004. Alliance Consulting attributes the increase to an increase in the average outstanding balances under Alliance Consulting’s facility as well as increased interest rates on outstanding borrowings.
Net Loss Before Income Taxes. Net loss decreased $5.2 million to $0.1 million in 2005 as compared to $5.3 million in 2004. The improvement is directly related to the growth in higher margin revenue and the decrease in selling, general and administrative expenses.
Year Ended December 31, 2004 Versus 2003.
Revenue. Revenue, including reimbursement of expenses, increased $5.5 million, or 6.3%, to $93.1 million in 2004 as compared to $87.6 million in 2003. This increase was driven by further penetration within key accounts where Alliance Consulting benefited from clients expanding their overall IT spending, acquisition related activities or increasing the amount of spending with Alliance Consulting relative to the their own internal staff and other service providers. Master Data Management and Global Delivery generated an aggregate of $2.1 million in 2004 revenue and provided increased gross profit of $0.1 million as compared to other services due to their lower cost of delivery. Revenue growth continues to be impacted by general economic uncertainty, causing many clients to delay project starts or award projects in multiple stages instead of one large project.
     Alliance Consulting’s top ten customers accounted for approximately 56% of total revenue in 2004 as compared to approximately 43% of total revenue in 2003. In 2004, one customer represented more than 10% of total revenue.
Cost of Sales. Cost of sales increased $4.2 million, or 6.8%, to $65.6 million in 2004 as compared to $61.4 million in 2003. This increase was a direct result of the increase in revenue. Gross Margin, remained flat year-over-year at 30%. The increase in overall pricing pressures within the industry, increased employee and contractor costs as competition for talent has increased with declines in unemployment levels and discounts provided to customers in exchange for greater volume were offset by the introduction of higher margin service offerings during the year and internal improvements surrounding project management that prevented cost overruns during the delivery process.
Selling, General and Administrative. Selling, general and administrative costs increased $3.9 million, or 14.0%, to $32.0 million in 2004 as compared to $28.1 million in 2003. The increase was due to expansion and enhancement of the senior management team positioning Alliance Consulting for future growth, costs associated with acquiring off-shore capabilities, severance related to former executive employees, non-cash compensation costs for certain executives and lease restructuring charges. Partially offsetting these increases were savings associated with restructuring charges, primarily rental expense, taken during 2003 associated with consolidating corporate and sales offices. In addition, depreciation expense decreased as a result of reduced capital expenditures for equipment. Selling, general and administrative expenses were 34.4% of revenue in 2004 as compared to 32.0% of revenue in 2003.
Amortization. Amortization expense associated with amortizable intangible assets increased $0.1 million or 9.0% to $0.6 million in 2004 as compared to $0.5 million in 2003. The increase was due to amortization expense from intangible assets as a result of Alliance Consulting’s acquisition of Mensamind in October 2004.
Impairment. In December 2003, we engaged a third party valuation firm to assist us in determining the fair value of Alliance Consulting. The fair value was determined by using a discounted cash flow approach and by reviewing the valuation of comparable public companies and the valuation of acquisitions of similar companies. The fair value of Alliance Consulting was then compared to the carrying value, indicating that an impairment may exist.
     The fair value of Alliance Consulting was then allocated to the assets and liabilities of Alliance Consulting. This amount was then deducted from the total fair value of Alliance Consulting to determine the implied fair value of goodwill. Because the carrying value of the goodwill exceeded its implied fair value, we reported a $16.0 million impairment charge in 2003.
Interest, Net. Interest expense increased $0.1 million or 62.6% to $0.4 million in 2004 as compared to $0.2 million in 2003 as a result of Alliance Consulting carrying a larger debt balance associated with funding working capital, its losses and the Mensamind acquisition. In addition, the facility’s interest rate, which is based on a variable rate indexed to the prime rate, increased during the year.
Net Loss Before Income Taxes. Net loss decreased $13.2 million or 71.3% to $5.3 million in 2004 as compared to $18.6 million in 2003. The improvement was primarily due to the favorable change in impairment charges and an increase in gross profit, partially offset by the increase in general and administrative expenses.
Clarient

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Revenue	$20,150	$9,769	$11,928

Operating expenses
Cost of sales	11,254	7,486	3,598
Selling, general and administrative	19,723	17,728	11,863
Research and development	3,670	4,101	4,479
Purchased in-process research and development	209	89	265
Amortization of intangibles	1,275	1,339	1,393

Total operating expenses	36,131	30,743	21,598

Operating loss	(15,981)	(20,974)	(9,670)
Interest, net	(180)	(93)	(47)
Minority interest	6,444	8,238	3,149

Net loss before income taxes	$(9,717)	$(12,829)	$(6,568)

     Clarient is a comprehensive cancer diagnostics company providing cellular assessment and cancer characterization to community pathologists, academic researchers, university hospitals and bio pharmaceutical companies. Clarient addresses these customers’ needs through applications of its proprietary bright field microscopy technology. Its ACIS® instrument is a premiere digital cellular imaging solution that provides precise, reproducible results required by targeted cancer therapies and drug discovery efforts. Clarient leverages ACIS® to provide a broad range of oncology testing services (for community pathologists focused on cancer diagnosis and prognosis) and biopharmaceutical services (in support of companies and researchers developing new cancer therapies).
     Clarient recognizes revenue based on the greater of actual usage fees or the minimum monthly rental fee. Revenue on system sales is recognized upon acceptance by the customer subsequent to a testing and evaluation period. For system sales delivered under the Dako distribution and development agreement, Clarient recognizes revenue when those ACIS® instruments have been delivered and accepted by an end-user customer. Revenue for diagnostic services is recognized at the time of completion of services at amounts equal to contractual rates from third parties including Medicare, insurance companies and to a small degree, private patients. The expected amount is based on both Medicare allowable rates and Clarient’s collection experience with other third party payors.
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
     As of December 31, 2005, we owned a 57% voting interest in Clarient.
Year Ended December 31, 2005 Versus 2004
Revenue. Revenue increased $10.4 million, or 106.3%, in 2005 as compared to 2004. Clarient attributes this increase to its new diagnostic services offerings, which totaled $11.4 million compared to $2.2 million in 2004, when Clarient first began to offer their laboratory services. Revenue generated from system sales increased $2.6 million in 2005 as compared to 2004. A total of 44 ACIS® systems were sold in 2005 as compared to 12 system sales in 2004. The increases were partially offset by a decline in fee-per-use revenue caused by a reduction in the aggregate of ACIS® placements as a result of customers electing to purchase the equipment following the expiration of their lease and certain customers returning their ACIS® equipment in order to utilize the services of Clarient’s diagnostic services laboratory.
     Clarient anticipates that diagnostic services revenue will continue to increase in 2006 based on a more comprehensive suite of advanced cancer diagnostic tests available since the prior year and planned expansion to their sales force in 2006. Clarient expects revenue from sales of systems to increase in 2006 as a result of the sale of systems through the Dako distribution agreement, development fees earned for the ongoing development of a new generation of the ACIS® system and from the recent sale of their ACIS® equipment lease portfolio to Med One.
Cost of Sales. Cost of sales increased $3.8 million or 50.3% in 2005 as compared to 2004. Clarient attributes this increase primarily to cost of sales related to diagnostic services, which was $8.8 million in 2005. These services commenced late in the second quarter of 2004. Costs were approximately 77% of diagnostic services revenue in the current year producing a gross margin of 23%. Cost of sales related to system sales and fee-per-use declined in 2005 as compared to 2004. Gross margins for instrument systems were 72% in 2005 as compared to 51% in 2004. The improvement was due primarily to lower costs for systems sold, which in many cases were refurbished older systems and also due to lower costs of field service.
     Clarient believes that as the diagnostic services operation increases in size, margins for this business will increase to target levels of approximately 40%. However, depending on revenue growth for these services and the incremental costs of the new facility Clarient moved to in the first quarter of 2006, it may take one year or longer for Clarient to fully realize gross margins of this size. Clarient expects that margins for 2006 will be consistent with those achieved in 2005 from the sale of systems in non-exclusive markets (such as to pharmaceutical companies) where Clarient places the systems directly with their customers. Clarient also expects that the margins for systems sold through the Dako distribution agreement will be lower as a result of the pricing terms of our arrangement with Dako. The Dako pricing terms reflect the reduction of certain expenses, including commissions on sales to Dako which Clarient would normally incur on their direct sales to end users.
Selling, General and Administrative. Selling, general and administrative costs increased $2.0 million or 11.3% in 2005 as compared to 2004. Clarient attributes this increase primarily to diagnostic services administration. The expense is $2.8 million higher in 2005 as compared to 2004. Partially offsetting this increase is a decrease due to higher expenses in the prior year from non-cash compensation charges related to stock options and restricted stock, outside consulting costs for interim CEO management services, and the reduction of personnel as a result of the fourth quarter 2004 workforce reduction.

     Clarient anticipates that selling, general and administrative costs will increase in the future with the addition of sales resources to support its projected increase in service revenues and due to higher collection costs from a third party billing and collection company on anticipated increased revenue.
Research and Development. Research and development costs decreased $0.4 million or 10.5% in 2005 as compared to 2004. Clarient attributes the decline primarily to the reduction in personnel that resulted from their fourth quarter 2004 workforce reduction.
     Clarient expects these costs to increase over the next several quarters to support the new development activity contemplated in their distribution and development agreement with Dako. A portion of these expenses will be funded by Dako under the terms of Clarient’s distribution and development agreement. These new development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS® and increase the utility of the ACIS® as a tool for researchers, are important to increasing clinical system test volume, expanding the number of clinical system placements, and increasing research system sales.
Net Loss Before Income Taxes. Net loss before income taxes decreased $3.1 million or 24.3% in 2005 as compared to 2004. The decline is primarily attributable to the reasons discussed above, partially offset by a $1.8 million decline in minority interest.
Year Ended December 31, 2004 Versus 2003
Revenue. Revenue declined $2.2 million, or 18.1%, for the year ended December 31, 2004 as compared to the prior year. The decline is primarily attributable to the decline in fee-per-use revenue, which decreased by $5.3 million from $10.9 million in 2003 to $5.6 million in 2004. The decline primarily relates to a decline in the aggregate number of ACIS® placements and to a significant reduction in the average monthly revenue for ACIS® placements and remote viewing stations. The number of systems in the field generating fee-per-use charges decreased from 261 in 2003 to 240 in 2004. The decline in average monthly revenue for ACIS® placements and remote viewing stations is primarily due to lower pricing offered to customers in response to lower reimbursement levels from 2003 to 2004. These lower reimbursement levels also had an impact on lowering the number of revenue generating systems throughout 2004 due to system returns from customers. The total decrease in revenue was partially offset by an increase in system sales of approximately $0.8 million from $1.0 million in 2003 to $1.8 million in 2004, which is primarily attributable to an increase in the number of units sold. A total of 12 systems were sold in 2004 compared to six systems in 2003. Also offsetting the overall decline in revenue is $2.2 million related to diagnostic services. Diagnostic services began to be offered by Clarient in the second quarter of 2004. A total of $0.1 million of revenue generated through bioanalytical services in 2004 is also offsetting the decline.
Cost of Sales. Cost of sales increased $3.9 million, or 108.1%, in 2004 as compared to 2003. Clarient attributes this increase primarily to the substantial costs that were incurred to start up Clarient’s Diagnostic Services operations. These costs include the laboratory personnel, equipment, laboratory supplies and other direct costs such as shipping that were required to support the launch and service of this operation. Gross margin for Diagnostic Services was a loss of $1.6 million in 2004 and was negative primarily as a result of the costs incurred to launch the laboratory operation and the relatively fixed nature of Diagnostic Services’ cost structure.
Selling, General and Administrative. Selling, general and administrative costs increased $5.9 million, or 49.4%, in 2004 as compared to 2003. Clarient attributes the increase primarily to Diagnostic Services administration costs totaling $3.5 million in 2004. These costs include costs of senior medical staff, senior operations personnel, consultants and legal resources to facilitate implementation of these new operations. Also attributing to the increase are increased costs related to staffing, particularly in the sales force, non-cash compensation costs related to Clarient’s 2003 restricted stock grant retention program, relocation for new personnel, legal costs primarily related to litigation and compliance with Sarbanes-Oxley requirements.
Net Loss Before Income Taxes. Net loss increased $6.3 million, or 95.3%, in 2004 as compared to 2003. The increase is primarily attributable to costs incurred in 2004 relative to Clarient’s new Diagnostic Services as well as reduced revenues in 2004, partially offset by an increase in the amount of losses allocated to minority interest.

Laureate Pharma
     We acquired 100% of Laureate Pharma in December 2004. Results for the period from acquisition (December 3, 2004) through December 31, 2004 are included in the Other Companies segment. As a result, there is no comparative financial information presented for the prior year periods. The financial information presented below does not include the results of operations of the Totowa facility, which was sold in December 2005 and is presented as discontinued operations. For the year ended December 31, 2005, the Totowa operation generated revenue of $3.5 million and net income of $5.4 million, including a gain on the sale of $7.7 million.

Year Ended
December 31, 2005
(In thousands)
Revenue from continuing operations	$7,709

Operating expenses
Cost of sales	13,919
Selling, general and administrative	4,261

Total operating expenses	18,180

Operating loss	(10,471)
Interest, net	(399)

Net loss from continuing operations before income taxes	$(10,870)

     Laureate Pharma is a life sciences company dedicated to providing critical services to facilitate biopharmaceutical product development and manufacturing. Laureate Pharma seeks to become a leader in the biopharmaceutical industry by delivering superior development and manufacturing services to its customers.
     Laureate Pharma’s broad range of services includes: bioprocessing, quality control and quality assurance. Laureate Pharma provides process development and manufacturing services on a contract basis to biopharmaceutical companies. Laureate Pharma operates a facility in Princeton, New Jersey.
     Laureate Pharma’s customers generally include small to mid-sized biotechnology and pharmaceutical companies seeking outsourced bioprocessing manufacturing and development services. Laureate Pharma’s customers are often dependent on the availability of funding to pursue drugs that are in early stages of clinical trials, and thus have high failure rates. Losses of one or more customers can result in significant swings in profitability from quarter to quarter and year to year. Although there has been a trend among biopharmaceutical companies to outsource drug production functions, this trend may not continue. Many of Laureate Pharma’s contracts are short term in duration. As a result, Laureate Pharma must seek to replace these short-term contracts with new contracts to sustain its revenue.
     Laureate Pharma’s revenue is generated by the sale of contract manufacturing services to support the development and commercialization of pharmaceutical products. Revenue is generally recognized upon the performance of services. Certain services are performed under fixed-price contracts. Revenue from these contracts is recognized on a percentage of completion basis based on costs incurred to total estimated costs to be incurred. Any anticipated losses on contracts are expensed when identified.
     As of December 31, 2005, we owned a 100% voting interest in Laureate Pharma.
Year ended December 31, 2005.
Revenue. Revenue in the fourth quarter of 2005 increased by $0.4 million or 37.3% as compared to revenue in the third quarter of 2005 of $1.1 million. Laureate Pharma attributes this increase to a new client contract beginning in the fourth quarter, partially offset by the cancellation and timing delays related to other customers. Laureate Pharma did, however, sign four new contracts with existing customers and purchase orders from two new clients were received in the fourth quarter of 2005. These agreements are expected to generate approximately $4 million of revenue in 2006.

     In 2005, two customers each represented more than 10% of Laureate Pharma’s revenue from continuing operations.
Operating Expenses. Operating expenses increased $0.5 million or 11.3% in the fourth quarter of 2005 as compared to the third quarter of 2005 of $4.2 million. Laureate Pharma attributes the increase primarily to increased personnel added in the fourth quarter. During 2006, Laureate Pharma plans to increase the capabilities and capacity at its Princeton facility by adding new bioprocessing equipment and making capital improvements. Laureate Pharma expects operating expenses will increase due to higher depreciation expenses resulting from their capital expansion plans.
Mantas
     The financial information presented below does not include the results of operations of Mantas’ telecommunications business, which are included in discontinued operations for all periods presented as Mantas is pursuing the sale of that portion of their business. The telecommunications business generated revenue of $3.4 million, $3.6 million and $5.5 million and a net loss of $0.3 million, net income of $0.2 million and a net loss of $7.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Revenue	$31,215	$22,282	$17,811

Operating expenses
Cost of sales	14,425	12,731	11,017
Selling, general and administrative	8,901	13,740	12,082
Research and development	6,740	6,329	7,546
Amortization of intangibles	1,222	1,222	1,010

Total operating expenses	31,288	34,022	31,655

Operating loss	(73)	(11,740)	(13,844)
Other income, net	—	1	—
Interest, net	(4)	(85)	(7)
Minority interest	—	(308)	3,538

Net loss before income taxes from continuing operations	$(77)	$(12,132)	$(10,313)

     Mantas is a software company which provides integrated, single-source, behavior detection solutions for the global financial market. Mantas’ products are used by global industry leaders to help ensure the integrity of their enterprise and to provide adherence with industry regulations, operational transparency requirements and risk identification and mitigation. All of Mantas’ financial services products are based on its Behavior Detection Platform™ which utilizes proprietary analytical techniques to provide applications for anti-money laundering, trading and brokerage compliance and fraud management. The Mantas Behavior Detection Platform (currently versions 4.1 and 4.2, introduced in 2005) can analyze billions of accounts and transactions, all in the context of one another, in order to identify suspicious activities for further review. Mantas also provides complete end-to-end case management and enterprise integration as well as real time analytics and reporting to customers in over 60 countries.
     Mantas recognizes revenue from software licenses, post-contract customer support and related consulting services under contracts ranging from one to five years. Mantas encounters competition from general consulting firms and software development companies focusing on compliance solutions for financial services market, as well as from internal development. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products. Mantas believes that continuing market consolidation in the financial services industry has intensified competition among software providers, causing increased pricing pressure, but also an increase in the competitive gap between market leaders and other participants.
     As of December 31, 2005, we owned an 87.6% voting interest in Mantas.

Year Ended December 31, 2005 Versus 2004
Revenue. Total revenue increased $8.9 million or 40.1% in 2005 as compared to 2004 as a result of growth from new customers for projects which began in late 2004 and early 2005. Also, Mantas has recognized significantly higher revenue from their largest financial services customer due to additional services work and more product license acceptances among their global deployment.
     One customer represented more than 10% of total revenue in 2005. Three customers represented more than 10% of the total revenue in 2004.
     Mantas expects revenue to continue to increase in 2006 as it continues to provide additional products and services to its existing customer base and acquire new customers. Mantas also expects to and introduce new product offerings to the market.
Cost of Sales. Cost of sales increased $1.7 million or 13.3% in 2005 as compared to 2004 due to due to higher revenue. As expected, cost of sales – product has increased at the same rate as product sales. Cost of sales — service increased at a lower rate than services revenue. Services margins within financial services were approximately 49% and 42% for 2005 and 2004, respectively. The improvement is primarily due to replacing high cost subcontractors on certain engagements, more focused management in professional services and implementing a more stable product based on one platform as opposed to several.
Selling, General and Administrative. Selling, general and administrative expense decreased $4.8 million or 35.2% in 2005 as compared to 2004 due to restructuring the product management organization resulting in lower headcount as well as lower headcount in sales management in the Americas.
     Mantas expects these costs to increase slightly in 2006 due to hiring that began in the fourth quarter of 2005 and is currently taking place within the sales department.
Research and Development. Research and development expense increased $0.4 million or 6.5% in 2005 as compared to 2004 as a result of Mantas continuing to invest in development of product releases. Research and development spending decreased significantly once the $4.3 million of capitalized software development costs in 2004 are taken into account. The resulting decrease in overall research and development spending was due to the completion of Mantas 4.0 as well as lower headcount in the research and development organization.
     Mantas expects these costs to increase slightly in 2006 as it fills some open positions with the development team to address continued expansion in new products.
Net Loss from Continuing Operations Before Income Taxes. Net loss from continuing operations before income taxes decreased $12.1 million or 99.4% in 2005 as compared to 2004. This decrease is primarily due to Mantas’ higher gross margin as well as its lower selling, general and administrative expenses. During 2005, we recorded 100% of Mantas’ losses in our consolidated operating results, since minority interest has been reduced to zero during 2004.
Year Ended December 31, 2004 Versus 2003
Revenue. Total revenue increased $4.5 million, or 25.1%, year-over-year in 2004. Total product revenue in 2004 was unchanged compared to 2003. Total service revenue increased due to growth in implementations and maintenance revenues from expanding customer base.
Cost of Sales. Cost of sales increased $1.7 million, or 15.6%, in 2004 as compared to 2003. Cost of sales did not increase at the same rate as revenue. Mantas’ cost of sales for services and maintenance declined as a percentage of revenue due to improved cost control on financial services product implementations, an increase in financial services maintenance revenues resulting from growth in the installed product base, and a decrease in the cost of fulfilling maintenance obligations for financial services clients as Mantas leveraged certain of its lower cost resources. In addition the amortization of capitalized software costs decreased as a percentage of revenue in 2004 as compared to 2003. These declines in cost of sales as a percentage of revenue were offset by product cost increases associated with third party licenses and other materials from outside vendors delivered to clients as part of Mantas implementations.
Selling, General and Administrative. Selling, general and administrative costs increased $1.7 million, or 13.7%, in 2004 as compared to 2003. This increase was due to rebuilding the product management and marketing function by adding resources in these areas at the management level as well as increased marketing costs. In addition, the Company invested $0.4 million to establish a direct sales presence in Singapore to service the Asia Pacific region.
Research and Development. Research and development expense decreased $1.2 million or 16.1% in 2004 as compared to 2003. The decrease in expense is primarily attributable to the capitalization of $4.3 million of software development costs in 2004 as compared to $1.2 million in 2003. The increase in overall research and development spending was due to building Mantas 4.0 single platform, which was completed in the third quarter of 2004.
Net Loss from Continuing Operations before Income Taxes. Net loss from continuing operations before income taxes increased $1.8 million, or 17.6%, for the year ended December 31, 2004 as compared to the prior year. The amount of minority interest related to Mantas was reduced to zero during 2004, and as a result, we recorded 100% of Mantas’ losses in our consolidated operating results. Also, increases in selling, general and administrative costs were partially offset by increased gross margins in 2004 as well as lower research and development costs.
Pacific Title

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Revenue	$31,346	$25,609	$31,528

Operating expenses
Cost of sales	21,289	18,691	20,500
Selling, general and administrative	6,413	5,692	5,354

Total operating expenses	27,702	24,383	25,854

Operating income	3,644	1,226	5,674
Other income, net	272	81	—
Interest, net	(53)	(40)	(60)
Minority interest	(115)	(110)	(763)

Net income before income taxes	$3,748	$1,157	$4,851

     Pacific Title is a leading provider of a broad range of digital and photo-chemical services for post-production and archival applications in the Hollywood motion picture and television industry. Pacific Title provides a complete array of state-of-the art digital post-production capabilities both for new releases and restoration of film libraries, leading the transformation from optical, analog image reproduction and processing with digital image processing technologies, which we believe is more cost-effective and flexible. In 2005, Pacific Title introduced YCM, which is a proprietary method of archiving films, involving the transfer of the film to three color strips: (yellow, cyan and magenta), which can be stored for 100 years.
     Pacific Title recognizes revenue on a percentage of completion basis based on costs incurred to total estimated costs to be incurred. Any anticipated losses on contracts are expensed when identified. Pacific Title also generated revenue from manufacturing, installing and selling large format film projector systems through June 2003. Revenue for projector systems was recognized when persuasive evidence of an arrangement existed, delivery and customer acceptance had occurred, the sales price was fixed and determinable and collectibility was reasonably assured.
     As of December 31, 2005, we owned a 100% voting interest in Pacific Title.

Year Ended December 31, 2005 Versus 2004
Revenue. Total revenue increased $5.7 million or 22.4% to $31.3 million in 2005 as compared to $25.6 million in 2004. Pacific Title attributed the increase to increases in the traditional business of trailer production due to the combination of a pricing increase in January and increased volume and third party scanning and recording, supplemented by revenue from two new business lines, digital intermediate and YCM revenue. Modest increases in visual effects and scanning and recording were offset by continued declines in analog and photochemical businesses.
     In 2005, four customers each represented more than 10% of Pacific Title’s revenue as compared to three customers in 2004.
     Pacific Title anticipates revenues to continue to increase in 2006 with the first full year of operations of digital intermediate and YCM.
Cost of Sales. Cost of sales increased $2.6 million or 13.9% to $21.3 million in 2005 as compared to $18.7 million in 2004. Pacific Title attributes this increase to increases in labor and film costs, mainly related to increased sales and increases in depreciation and maintenance expenses related to increased capital expenditures and warranties of newer equipment expiring. Gross margin increased to 32% in 2005 as compared to 27% in 2004, due to utilization of under-utilized capacity, offset by lower margins on their newer offerings until they achieve scale.
     Pacific Title expects costs of sales attributable to digital intermediate and YCM should continue to increase in 2006 with the first full year of operations, but at a slower rate than revenues as many of the costs are fixed.
Selling, General and Administrative. Selling, general and administrative expenses increased $0.7 million or 12.7% to $6.4 million in 2005 as compared to $5.7 million in 2004. Pacific Title attributes the increase to increases in sales staffing and wages, commissions and management performance bonuses due to improved company performance.
Net Income before Income Taxes. Net income increased $2.6 million in 2005. The increase is primarily due to increased revenues and improved gross profit margin.
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
Cost of Sales. Cost of sales decreased $1.8 million, or 8.8%, in 2004 as compared to 2003. Pacific Title attributes $3.6 million of the decline to a decline in costs of sales related to its large format film projectors, which they no longer sell, partially offset by an increase of $2.4 million or 14.4% of costs related to post production services. This increase is attributable to increases in labor and benefits of $1.3 million, associated with increased staffing for a new business line related to the continued expansion of their digital offerings and expanded internal programming, increased depreciation expense related to equipment purchases in 2004 and increased computer lease and maintenance expenses in 2004.
Selling, General and Administrative. Selling, general and administrative costs increased $0.3 million, or 6.3%, in 2004 as compared to 2003. Pacific Title attributes the increase to increased legal fees for pending litigation and amortization expense related to deferred stock units partially offset by a reduced management bonuses in 2004 .
Net Income Before Income Taxes. Net income before income taxes was $1.2 million for the year ended December 31, 2004 as compared to $4.9 million in 2003. The change is due to decreased operating income as described above.

Other Companies

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Revenue	$2,022	$2,162	$12,697
Total operating expenses	4,601	3,809	16,605

Operating loss	(2,579)	(1,647)	(3,908)
Other income, net	5,826	40,939	48,618
Interest, net	2	(29)	(205)
Minority interest	21	584	826
Equity loss	(6,617)	(13,960)	(17,023)

Net income (loss) before income taxes	$(3,347)	$25,887	$28,308

     Revenue for the other companies segment in 2005 reflects Acsis revenue of $2.0 million for the period from acquisition (December 2, 2005) to December 31, 2005. Beginning in the first quarter of 2006, we will present Acsis as a separate segment. Revenue for the Other Companies segment in 2004 and 2003 were primarily derived from Tangram, through its sale in February 2004. Revenue included software license sales of Tangram’s asset tracking software, software maintenance contracts and post-contract customer support consulting services. Also included in 2004 is Laureate Pharma revenue of $0.9 million from acquisition (December 3, 2004) to December 31, 2004. In 2005, Laureate Pharma’s full year results are included in the Laureate Pharma segment. The Other Companies segment also included the management fees generated by the management companies of certain private equity funds through August 2003 when they were sold. In 2003, this segment also included the operating results of Agari Mediaware and Protura Wireless, which were shut down in July 2003.
     Included in operating expenses in 2005, is $2.1 million associated with an in-process research and development charge related to the acquisition of Acsis in December 2005. There are currently three projects in development by Acsis. The amount of the charge was determined by management, which utilized a third party valuation firm to assist in the valuation of Acsis’ in-process research and development.
Other Income, Net

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Gain on sale of companies and funds, net	$7,292	$44,486	$50,808
Gain (loss) on trading securities	(229)	(396)	301
Impairment charges	(1,425)	(3,197)	(2,494)
Other	188	46	3

	$5,826	$40,939	$48,618

     Gain on sale of companies and funds for the year ended December 31, 2005 of $7.3 million, is primarily attributable to gains on the sales of certain interests in private equity funds in the third and fourth quarters of 2005. Total proceeds from the sale of certain interests in private equity funds during 2005 were $27.6 million. As a result of the sale, we were also relieved of $9.1 million of future fund commitments.
     Gain on sale of companies and funds for the year ended December 31, 2004 of $44.5 million includes a gain of $31.7 million related to the sale of our interest in Sanchez for cash and common shares of Fidelity National Financial, Inc. (“FNF”) and a gain of $8.5 million related to our sale of Tangram for common shares of Opsware. Also included is $2.7 million attributable to a distribution from a bankruptcy proceeding and $1.5 million relating to the final payment of an installment sale of a company sold in 1997. Total net cash proceeds for gains of companies and funds was $37.5 million in 2004.

     Gain on sale of companies and funds for the year ended December 31, 2003 of $50.8 million includes $5.9 million relating to the sale of DocuCorp, $19.2 million relating to the sales of all of our shares of Internet Capital Group, and $17.3 million relating to the sale of Kanbay. Also included is a $3.0 million gain related to proceeds received in 2003 for a company sold by us in 1997 and a $0.9 million gain related to the sale of a portion of our interest in a company. Total net cash proceeds for gains of companies and funds was $70.1 million in 2003.
     Loss on trading securities in 2005 reflects the loss on the sale of holdings in stock distributed from a private equity fund, which were sold during the second quarter of 2005. Gain (loss) on trading securities in 2004 primarily reflect the adjustment to fair value of our holdings in Opsware and the subsequent loss on sale of Opsware stock of $0.1 million. Total net cash proceeds related to our sales of Opsware and FNF common stock for the year ended December 31, 2004 was $14.8 million. Gain (loss) on trading securities in 2003 primarily reflects the adjustment to fair value of our holdings in Verticalnet, which were classified as trading securities and was sold in 2003 for $1.1 million in net cash proceeds.
     We have recorded impairment charges for certain holdings accounted for under the cost method determined to have experienced an other than temporary decline in value in accordance with our existing policy regarding impairment of investments.
     Equity Loss. Equity loss fluctuates with the number of partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity investee, or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Share of our equity method other companies’ results of operations	$(2,319)	$(3,484)	$(663)
Share of private equity funds’ results of operations	(4,298)	(6,759)	(9,591)
Impairment charges	—	(3,717)	(6,769)

	$(6,617)	$(13,960)	$(17,023)

Year Ended December 31, 2005 Versus 2004
     During 2005, we restructured our ownership holdings in four private equity funds from a general partner to a special limited partner interest. As a result of the change, we had virtually no influence on the operations of these funds, therefore, effective April 1, 2005, we began accounting for these funds on the cost method. In December 2005, we sold most of our holdings in certain private equity funds. These equity funds accounted for $3.4 million, $5.3 million and $0.9 million of equity loss in 2005, 2004 and 2003, respectively. We expect that equity loss related to our holdings in private equity funds will continue to decline in future periods as a result of the sales of a majority of our holdings in the private equity funds in 2005, as well as the possible sale of our remaining holdings in private equity funds.
Year Ended December 31, 2004 Versus 2003
     Equity loss decreased $3.1 million in 2004 as compared to 2003. Contributing to the decline was a $3.1 million decline in impairment charges related to our holdings in private equity funds in 2004 as compared to 2003. Also contributing to the decline is a $2.8 million decline in our share of private equity funds’ results of operations. This decline is primarily attributable to the sale of a private equity fund in 2003, partially offset by more realized gains recognized in 2004 as compared to 2003. These declines were partially offset by an increase in equity loss of $2.8 million in our share of equity method other partner companies’ results of operations in 2004 as compared to 2003. This increase in equity loss is primarily attributable to a $2.4 million increase in equity loss related to partner companies whose carrying value was reduced to zero during 2004 and the remaining change is related to partner companies in which we no longer have an ownership interest.
Corporate Operations

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
General and administrative costs, net	$(16,616)	$(16,783)	$(18,999)
Stock-based compensation	(1,265)	(2,273)	(2,432)
Depreciation	(182)	(203)	(260)
Interest income	4,871	2,409	2,090
Interest expense	(4,939)	(8,939)	(11,418)
Impairment — related party	28	(3,400)	(659)
Other	1,267	(2,826)	64

	$(16,836)	$(32,015)	$(31,614)

General and Administrative Costs, Net. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and consulting, and travel-related costs. General and administrative costs decreased $0.2 million in 2005 as compared to 2004. The net decrease is primarily attributable to a decline in insurance expense related to director’s and officer’s liability coverage. We anticipate general and administrative expenses to be approximately $17.5 million in 2006. The decrease of $2.2 million for the year ended December 31, 2004 as compared to the prior year period is primarily due to a decrease in employee related costs, severance costs, legal costs and certain insurance costs, partially offset by increased professional fees including $1.9 million related to compliance with Sarbanes-Oxley requirements.
Stock Based Compensation. Stock based compensation consists primarily of expense related to vesting of restricted stock and deferred stock units (“DSUs”) granted to our employees. The expense decreased $1.0 million in 2005 as compared to 2004. The decline is attributable to more restricted stock and DSUs vesting in 2004. The 2004 period included $1.1 million of expenses for vesting of DSUs with performance criteria associated with the sale of CompuCom. This expense decreased for the year ended December 31, 2004 versus the same period in the prior year due to a decrease in amortization as more restricted stock vested in the 2003 period.
Interest Income. Interest income includes all interest earned on available cash balances as well as any interest income associated with any outstanding notes receivable to Safeguard. Interest income increased $2.5 million in 2005 as compared to 2004 due to increased interest rates earned on invested cash balances. Interest income increased $0.3 million in 2004 as compared to 2003 primarily due to increased invested cash balances, partially offset by interest earned in 2003 on a note receivable related to the sale of the corporate campus in October 2003 as well as the collection of an installment sale related to a partner company sold in 1997. Both the note and installment sale were paid in 2004.
Interest Expense. Interest expense is primarily comprised of interest associated with the $150 million, 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense decreased $4.0 million in 2005 as compared to 2004. The decline is attributable to the retirement of the 2006 Notes in 2004, including $1.4 million due to the acceleration of the amortization relative to deferred issuance costs and $0.9 million related to the commissions and premiums paid. Interest expense decreased $2.5 million in 2004 as compared to 2003, due to the retirement of the 2006 Notes through privately negotiated transactions during the first and second quarters of 2004 and the call of the remaining debt in November 2004. Partially offsetting this decrease in 2004 is an increase of $4.2 million related to the 2024 Debentures issued in February 2004 which includes amortization of deferred financing costs.
Impairment — related party. In May 2001, we entered into a loan agreement with Mr. Musser, our former CEO. To date, we have impaired the loan by $15.7 million to the estimated value of the collateral that we held at each respective date. Impairment charges in the first half of 2005 of $0.3 million were offset by $0.3 million of cash paydowns received in excess of carrying value of the loan. Future cash receipts in excess of the carrying value of the note will be recognized as a reduction of impairment expense. The carrying value of the loan at December 31, 2005 is zero.
Other – Included in this category for 2005 is a $1.0 million gain related to the sale of a legacy asset. Included in this category in 2004 are costs associated with the repurchases of our 2006 Notes, including $1.8 million related to the acceleration of the amortization relative to deferred issuance costs and $1.4 million related to the commissions and premiums paid.
Income Tax (Expense) Benefit
     Our consolidated income tax benefit recorded for the year ended December 31, 2005 was $43 thousand. The tax benefit primarily relates to our share of net state and foreign taxes recorded by subsidiaries. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit that would have been recorded in 2005 was offset by a valuation allowance.
Discontinued Operations
     In 2005, Laureate Pharma sold its Totowa, New Jersey facility for $16.0 million in cash and recorded a gain of $7.7 million on the transaction. The operating results of the Totowa location are reported in discontinued operations in 2005. As of December 31, 2005, Mantas was pursuing the sale of its telecommunication business and certain related assets and liabilities. The Mantas telecommunications business was classified as held for sale at December 31, 2005 and is reported in discontinued operations for all periods presented. Mantas sold its telecommunications business and certain related assets and liabilities in the first quarter of 2006. As a result of the sale, Mantas expects to record a gain of approximately $2 million in the first quarter of 2006. In 2004, we sold our interest in CompuCom for $128 million in gross cash proceeds and recorded a gain of $1.8 million on the sale. The results of CompuCom are presented as discontinued operations for all periods through its sale on October 1, 2004.
     The income from discontinued operations in 2005 of $5.1 million is primarily attributable to the gain on the sale of the Totowa, New Jersey facility by Laureate Pharma partially offset by losses from Totowa and the Mantas telecommunications business. The loss from discontinued operations in 2004 of $19.6 million is primarily attributable to impairment charges in 2004 related to the sale of CompuCom. The income from discontinued operations in 2003 of $0.8 million is primarily attributable to income from CompuCom of $8.0 million offset by losses related to Mantas’ telecommunications business of $7.2 million.
Liquidity And Capital Resources
    Parent Company
     We fund our operations with cash on hand as well as proceeds from sales of and distributions from partner companies, private equity funds and trading securities. In prior periods, we have also used sales of available-for-sale securities, sales of our equity and issuance of debt as sources of liquidity. Our ability to generate liquidity from sales of partner companies, sales of available-for-sale securities and from equity and debt issuances has been adversely affected from time to time by the decline in the US capital markets and other factors.
     In February 2004, we completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024 (the “2024 Debentures”). We used all of the net proceeds of this offering of approximately $146 million to retire a majority of the 2006 Notes through one or more privately negotiated transactions. The remainder of the 2006 Notes were retired subsequently in 2004.
     As of December 31, 2005, at the parent company level, we had $108.3 million of cash and cash equivalents, $1.1 million of restricted cash and $31.8 million of marketable securities for a total of $141.2 million. In addition to the amounts above, we have $13.3 million in escrow associated with our interest payments due on the 2024 Debentures through March 2009 and our consolidated subsidiaries had cash and cash equivalents of $19.5 million.

     Proceeds from sales of and distributions from partner companies and private equity funds were $28 million in 2005 and $39 million in 2004 and 2003. Proceeds from sales of available-for-sale and trading securities were $0.2 million in 2005, $15 million in 2004 and $39 million in 2003.
     In May 2005, we renewed our revolving credit facility that provides for borrowings, issuances of letters of credit and guarantees of up to $55 million. As part of the renewal, the revolving credit facility was amended such that the remaining $3.7 million available under the letters of credit is now classified as available under the revolving credit. In August 2005, we amended our credit facility, increasing the facility by $5 million for 180 days to $60 million on the same terms and conditions. This short-term increase expired on January 28, 2006, and we have decided not to extend the additional $5 million under the facility. Also, in August 2005, a subsidiary increased its facility by $3 million. Borrowing availability under the facility is reduced by the face amount of outstanding letters of credit, guarantees and all other loan facilities between the same lender and our subsidiaries. This credit facility matures in May 2006 and bears interest at the prime rate (7.25% at December 31, 2005) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.0125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times any amounts outstanding under the facility. This facility provides us additional flexibility to implement our strategy and support our companies.
     Availability under our revolving credit facility at December 31, 2005 is as follows (in millions):

	Revolving Credit	Letters of Credit	Total
Size of facility(a)	$ 53,664	$ 6,336	$ 60,000
Subsidiary facilities at same bank(b)	(47,000)	—	(47,000)
Outstanding Letter of Credit(c)	—	(6,336)	(6,336)

Amount Available at December 31, 2005	$ 6,664	$ —	$ 6,664

(a)	In January 2006, our total facility decreased $5 million to $55 million, as we elected not to renew the incremental $5 million at this time.

(b)	Our ability to borrow under our credit facility is limited by the total facilities maintained by our subsidiaries at the same bank. Of the total facilities, $18.5 million is outstanding under these facilities at December 31, 2005 and included as debt on the Consolidated Balance Sheet. Of the total subsidiary facilities at the same bank, we guaranteed $36.5 million of availability under our facility at December 31, 2005.

(c)	In connection with the sale of CompuCom, we provided to the landlord of CompuCom’s Dallas headquarters lease, a letter of credit, which will expire on March 19, 2019, in an amount equal to $6.3 million.
     Additionally, we have committed capital of approximately $5.5 million, all of which are commitments made in prior years to various private equity funds and a private company, to be funded over the next several years, including approximately $2.5 million, which is expected to be funded in the next twelve months. We do not intend to commit to new investments in additional private equity funds and may seek to further reduce our current ownership interests in, and our existing commitments to the funds in which we hold interests.
     On January 28, 2006, all subsidiary facilities were extended from January 31, 2006 to February 28, 2006. Subsequently, on February 28, 2006, all subsidiary facilities were extended for one year, with exception to Acsis’ facility, which expires in June 2006. In addition to the extension of the maturity dates, a subsidiary’s working capital line was increased from $5.0 million to $5.5 million and decreased their term loan from $4.5 million to $4.0 million. Our $15 million guarantee on a subsidiary facility was decreased to $10 million and related interest rates on outstanding borrowings were also changed. As a result of these amendments, our availability under this facility has increased by $5.5 million. Availability under the facility at March 7, 2006 was $12.2 million.

     The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to acquire interests in information technology and life sciences companies or provide additional funding to existing partner companies, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in partner companies from time-to-time we may receive proceeds from such sales which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.
     In May 2001, we entered into a $26.5 loan agreement with Mr. Musser, our former CEO. To date, we have impaired the loan by $15.7 million to the estimated value of the collateral that we held at each respective date. Impairment charges in 2005 of $0.3 million were offset by $0.3 million of cash paydowns received in excess of the carrying value of the loan. The carrying value of the loan at December 31, 2005 was zero. Since 2001, we have received a total of $15.2 million in cash paydowns on the loan. We continue to use reasonable commercial efforts to collect Mr. Musser’s outstanding loan obligation. These efforts have included and may in the future, include, the sale of existing collateral, obtaining and selling additional collateral, litigation or negotiated resolution.
     We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for further distribution to the fund’s limited partners (the “clawback”). Assuming for these purposes only that the funds were liquidated or dissolved on December 31, 2005 and, the only distributions from the funds were equal to the carrying value of the funds on the December 31, 2005 financial statements, the maximum clawback we would be required to return for our general partner interest is $8 million. Management estimates this liability to be approximately $6 million, which is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.
     Our previous ownership in the general partners of the funds which have potential clawback liabilities range from 19-30%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. The funds have taken several steps to reduce the potential liabilities should other general partners default, including withholding all general partner distributions and placing them in escrow and adding rights of set-off among certain funds. We believe our liability for the default of other general partners is remote.
     We have outstanding $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on these 2024 Debentures is payable semi-annually. At the note holders’ option, the notes are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the notes at December 31, 2005 was $7.2174 of principal amount per share. The closing price of our common stock on December 31, 2005 was $1.93. The note holders may require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. The note holders may also require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the 2024 Debentures commencing March 20, 2009. From January 1, 2006 to March 7, 2006, we have repurchased $5 million of the face value of the 2024 Debentures for $3.8 million. We intend to use up to $20 million of cash proceeds from the sale of certain holdings in private equity funds in 2005, to repurchase 2024 Debentures.
     For the reasons we presented above, we believe our cash and cash equivalents at December 31, 2005 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for at least the next twelve months, including commitments to our existing companies and funds, our current operating plan to acquire interests in new partner companies, potential monetization activities, possible additional investment in existing companies and our general corporate requirements.

   Consolidated Subsidiaries
     Acsis, Alliance Consulting, Clarient, Laureate Pharma and Mantas incurred losses in 2005 and may need additional capital to fund their operations. From time-to-time, some or all of our consolidated subsidiaries may require additional debt or equity financing or credit support from us to fund planned expansion activities. If we decide not to provide sufficient capital resources to allow them to reach a positive cash flow position, and they are unable to raise capital from outside resources, they may need to scale back their operations. If Acsis, Alliance Consulting, Clarient and Mantas meet their business plans for 2006 and the related milestones established by us, we believe they will have sufficient cash or availability under established lines of credit to fund their operations for at least the next twelve months. We expect Laureate Pharma will require additional capital in 2006 to fund their business plan, including their capital expansion program.
     Consolidated subsidiaries have outstanding facilities that provide for borrowings of up to $47 million. These facilities contain financial and non-financial covenants. On January 28, 2006, all subsidiary debt facilities were extended from January 31, 2006 to February 28, 2006 and subsequently extended for one year, with exception of Acsis’ debt facility, which expires in June 2006.
     As of December 31, 2005, outstanding borrowings under these facilities were $18.5 million.
   Analysis of Parent Company Cash Flows
Cash flow activity for the Parent Company was as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Net cash used in operating activities	$(13,534)	$(24,463)	$(31,658)
Net cash (used in) provided by investing activities	(16,000)	86,070	40,595
Net cash provided by (used in) financing activities	9,572	(54,863)	326

	$(19,962)	$6,744	$9,263

     Cash Used In Operating Activities
2005 vs. 2004. Cash used in operating activities decreased $10.9 million in 2005 as compared to 2004. The decrease was primarily due to a reduction in interest expense as a result of the retirement of the 2006 Notes, an increase in interest income and change in working capital.
2004 vs. 2003. Cash used in operating activities decreased $7.2 million in 2004 as compared to 2003. The decrease is due to a decline in general and administrative costs and interest expenses in 2004 compared to 2003.
     Cash (Used In) Provided by Investing Activities
     Cash provided by (used in) provided by investing activities primarily reflects the acquisition of ownership interests in companies from third parties, partially offset by proceeds from the sales of non-strategic assets and private equity funds.
2005 vs. 2004. Cash (used in) provided by investing activities declined $102.1 million in 2005 as compared to 2004. The decline was primarily attributable to $125.9 million received in 2004 from the sale of CompuCom, a $14.5 million decline in proceeds from sales of available-for-sale and trading securities, as well as a $9.6 million decline in proceeds from sales of and distributions from companies, partially offset by $13.3 million less cash used to acquire ownership interest in companies and subsidiaries, net of cash acquired, and a net increase of $27.8 million of cash provided by sale of restricted cash and short-term investments. In December 2005, we sold our holdings in eight private equity funds for $24 million in cash proceeds. Included in 2004 is $32.1 million in cash proceeds related to our sale of Sanchez and proceeds from sales of available-for-sale and trading securities of $14.8 million. Partially offsetting these amounts in 2004 was a $12.5 million investment in Clarient as compared to $9.0 million in 2005. Also included in 2004 was $5.0 million repayment of an advance to a related party. The 2004 period reflected a net increase of $26.0 million in short-term investments, including commercial paper and certificates of deposit, as the company invested in longer maturity securities to take advantage of higher interest rates.
2004 vs. 2003. Cash provided by investing activities increased $45.5 million in 2004 as compared to 2003. The increase is mainly attributable to $125.9 million of net cash proceeds related to the sale of CompuCom in October 2004. Partially offsetting this increase is a decrease of $24.2 million of proceeds from sales of available-for-sale and trading securities, a $31.5 million net increase in short-term investments, primarily comprised of certificates of deposit, US Treasury securities and mortgage and asset-backed securities. Also included is a $16.7 million increase in purchases of held-to-maturity securities, which represents the escrowed proceeds to fund interest payments on the 2024 Debentures through 2009. Additionally, acquisition of ownership interests increased $12.4 million in 2004 as compared to 2003. During 2004, Safeguard acquired Laureate Pharma for $24.5 million of cash, invested $10.0 million in Mantas, invested $12.5 million in Clarient and used $1.8 million of cash to purchase outstanding shares of Pacific Title.
Cash (Used In) Provided by Financing Activities
2005 vs. 2004. Cash provided by financing activities increased $64.4 million in 2005 as compared to 2004. The activity in 2004 relates to net proceeds of $145.1 million of 2.625% convertible senior debentures that was completed in February 2004 net of related offering costs, offset by $201.4 million which was used to redeem the 2006 Notes.
2004 vs. 2003. Cash used in financing activities increased $55.2 million in 2004 as compared to 2003. Included in financing activities in 2004 is $145.1 million of net proceeds received related to the 2024 Debentures issued in February 2004 offset by $201.4 million which was used to redeem the remaining 2006 Notes.
     Consolidated Working Capital From Continuing Operations
     Consolidated working capital from continuing operations decreased to $147 million at December 31, 2005 compared to $171 million at December 31, 2004. The decrease is primarily attributable to a decline in cash related to acquisitions by Safeguard in 2005 partially offset by increased working capital as a result of the Acsis acquisition.
   Analysis of Consolidated Company Cash Flows
     Cash flow activity was as follows including cash flows from CompuCom’s business, for which cash was included in current assets from discontinued operations at December 31, 2003.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Net cash (used in) provided by operating activities	$(23,092)	$19,123	$(90,179)
Net cash provided by investing activities	1,411	87,432	50,868
Net cash provided by (used in) financing activities	2,360	(34,826)	2,392

	$(19,321)	$71,729	$(36,919)

   Cash (Used In) Provided by Operating Activities
2005 vs. 2004. Net cash used in operating activities increased $42.2 million in 2005 as compared to 2004. The decrease is primarily attributable to working capital changes partially offset by improved results at partner companies.
2004 vs. 2003. Net cash provided by operating activities increased $109.3 million in 2004 as compared to 2003. The increase was primarily attributable to working capital changes.

   Cash Provided by Investing Activities
     Cash provided by investing activities primarily reflects the acquisition of ownership interests in partner companies from third parties, partially offset by proceeds from the sales of non-strategic assets and private equity funds.
2005 vs. 2004. Cash provided by investing activities decreased by $86.0 million in 2005 as compared to 2004. A decrease of $111.2 million is attributable to a decline in proceeds from discontinued operations. Included in 2005, were $14.7 million net cash proceeds related to the sale of Laureate Pharma’s Totowa, New Jersey facility. Included in 2004 were proceeds of $125.9 million related to the sale of CompuCom. The decrease is also attributable to a $14.5 million decline in proceeds from sales of available-for-sale and trading securities and $10.9 million decline in proceeds from sales of and distributions from partner companies and private equity funds. Included in 2004 is $32.1 million in cash proceeds related to our sale of Sanchez and proceeds from sales of available-for-sale and trading securities of $14.8 million.
     Also included in 2004 is a net increase of $26.0 million in short-term investments, including commercial paper and certificates of deposit, as the company invested in longer maturity securities to take advantage of higher interest rates.
2004 vs. 2003. Net cash provided by investing activities increased $36.6 million in 2004 as compared to 2003. The increase is primarily attributable to $125.9 of net cash proceeds related to the sale of CompuCom in October 2004. Partially offsetting this increase is a decrease of $24.2 million of proceeds from sales of available-for-sale and trading securities and a $16.7 million increase in purchases of held-to-maturity securities, which represents the escrowed proceeds to fund interest payment on the 2024 Debentures through 2009. Acquisition of ownership interests increased $15.9 million in 2004 as compared to 2003. During 2004, Safeguard acquired Laureate Pharma for $24.5 million of cash and used $1.8 million of cash to purchase outstanding shares of Pacific Title.
   Cash Provided by (Used In) Provided by Financing Activities
2005 vs. 2004. Net cash provided by financing activities increased $37.2 million in 2005 as compared to 2004. Included in 2005 was $6.2 million related to issuance of subsidiary common stock to third parties by Clarient, as compared to $13.5 million in 2004. The activity in 2004 relates to the sale of $150 million of the 2024 Debentures that was completed in February 2004 net of related offering costs, partially offset by the repurchase of $201.4 million of face value of the 2006 Notes.
2004 vs. 2003. Net cash used in financing activities increased $37.2 million in 2004 as compared to 2003. Included in financing activities in 2004 is $145.1 million of net proceeds received related to the 2024 Debentures issued in February 2004 offset by $201.4 million which was used to redeem the remaining 2006 Notes. Also contributing to the increase is $13.7 million increase in the issuance of subsidiary common stock to third parties, primarily by Clarient.

Contractual Cash Obligations and Other Commercial Commitments
     The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2005, by period due or expiration of the commitment.

	Payments Due by Period
			2007 and	2009 and	Due after
	Total	2006	2008	2010	2010
			(In millions)
Contractual Cash Obligations
Lines of credit (a)	$14.5	$14.5	$—	$—	$—
Long-term debt (a)	4.8	1.8	2.0	1.0	—
Capital leases	3.7	1.6	2.0	0.1	—
Convertible senior debentures(b)	150.0	5.0	—	—	145.0
Operating leases	32.7	5.9	11.5	7.4	7.9
Funding commitments(c)	5.5	2.5	2.3	0.7	—
Potential clawback liabilities(d)	6.0	—	1.1	—	4.9
Other long-term obligations(e)	3.8	0.5	1.2	1.3	0.8

Total Contractual Cash Obligations	$221.0	$31.8	$20.1	$10.5	$158.6

	Amount of Commitment Expiration by Period
			2007 and	2009 and	Due after
	Total	2006	2008	2010	2010
			(in millions)

Other Commitments
Letters of credit(f)	$11.1	$4.3	$0.4	$—	$6.4

(a)	We have various forms of debt including lines of credit, term loans and equipment leases. Of our total outstanding guarantees of $46.2 million, $18.5 million of outstanding debt associated with the guarantees is included on the Consolidated Balance Sheets at December 31, 2005. See Note 17 to the Consolidated Financial Statements. The remaining $27.7 million is not reflected on the Consolidated Balance Sheets or in the above table.

(b)	In February 2004, we completed the issuance of $150 million of the 2024 Debentures with a stated maturity of March 15, 2024. As of March 7, 2006, we have repurchased $5 million of face value of the 2024 Debentures, all of which is shown as current obligation in the above table.

(c)	These amounts include funding commitments to private equity funds and private companies. The amounts have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management.

(d)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for a further distribution to the fund’s limited partners (the “clawback”). Assuming the funds were liquidated or dissolved on December 31, 2005 and the only value provided by the funds was the carrying values represented on the December 31, 2005 financial statements, the maximum clawback we would be required to return is $8 million. Management estimates its liability to be approximately $6 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

(e)	Reflects the amount payable to our former Chairman and CEO under a consulting contract.

(f)	Letters of credit include a $6.3 million letter of credit provided to the landlord of CompuCom’s Dallas headquarters lease in connection with the sale of CompuCom; a $1.0 million letter of credit issued by a subsidiary supporting a subsidiary guarantee; and $3.8 million of letters of credit issued by subsidiaries supporting their office leases.

     We have retention agreements at December 31, 2005 with certain executive officers that provide for severance payments to the executive officer in the event the officer is terminated without cause or if the officer terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements is $8.2 million.
     As of December 31, 2005, Safeguard and its subsidiaries consolidated for tax purposes had federal net operating loss carryforwards and federal capital loss carryforwards of approximately $224 million and $150 million, respectively. The net operating loss carryforwards expire in various amounts from 2006 to 2023. The capital loss carryforwards expire in various amounts from 2006 to 2008. Limitations on utilization of both the net operating loss carryforward and capital loss carryforward may apply.
     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations.
   Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005. The Company is required to adopt SFAS 123(R) on January 1, 2006. This new standard may be adopted in one of two ways – the modified prospective method or the modified retrospective method. The adoption of SFAS No. 123(R) will have a material impact on our consolidated financial statements. See the pro forma disclosures currently provided as required by SFAS No. 123 as amended by SFAS No. 148, in Note 1 to our consolidated financial statements. As a result of the provisions of SFAS No. 123(R) and SAB 107 “Share-Based Payment”, we currently expect to record compensation charges related to stock options of approximately $6 million in 2006 excluding any option grants that may be made in 2006. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors, the actual number and amount of awards granted in 2006, forfeitures and modifications, if any. As such, our actual stock option expense may differ materially from this estimate.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective prospectively for nonmonetary asset exchanges beginning in our third quarter of fiscal 2005. The adoption of SFAS No. 153 did not have a material effect on our consolidated financial position, results of operations or cash flows.
     In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This EITF provides further guidance on when a general partner should consolidate a partnership. This EITF is effective at the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-5 will not have a material impact on our financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in our partner companies, many of which have experienced significant volatility in their stock prices. Historically, we generally have not attempted to reduce or eliminate our market exposure on securities. The fair market value of an indirect ownership in common shares of a public security we hold at December 31, 2005 was $0.5 million. A 20% decrease in equity prices would result in a $0.1 million decline in the fair value of the security. Based on closing market prices at December 31, 2005, the fair market value of our holdings in public securities was approximately $48.2 million. A 20% decrease in equity prices would result in an approximate $9.6 million decrease in the fair value of our publicly traded securities. At December 31, 2005, the value of the collateral securing the Musser loan included $0.5 million of publicly traded securities. The carrying value of the loan is zero at December 31, 2005.
     In February 2004, we completed the issuance of $150 million of fixed rate notes with a stated maturity of March 2024. Interest payments of approximately $2.0 million each are due March and September of each year starting in September 2004. The holders of these 2024 Debentures may require repurchase of the notes on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. On October 8, 2004, we utilized approximately $16.7 million of the proceeds from the CompuCom sale to escrow interest payments due through March 15, 2009.

				After	Fair Market Value
Liabilities	2006	2007	2008	2008	at 12/31/05
Convertible Senior Debentures due by year (in millions)	$—	$—	$—	$150.0	$105.4
Fixed Interest Rate	2.625%	2.625%	2.625%	2.625%	2.625%

Interest Expense (in millions)	$3.9	$3.9	$3.9	$59.9	N/A

     At December 31, 2005, our outstanding debt totaled $23.1 million, which consisted of fixed rate debt of $10.4 million and variable-rate debt of $12.7 million. Based on our 2005 average outstanding borrowings under our variable-rate debt, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings and cash flows by approximately $0.1 million.
     We have historically had very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.
Item 8. Financial Statements and Supplementary Data
     The following Consolidated Financial Statements, and the related Notes thereto, of Safeguard Scientifics, Inc. and the Report of Independent Registered Public Accounting Firm as filed as a part of this Form 10-K.

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
     Management evaluated our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective.
     The Company acquired Acsis, Inc. during 2005, and management excluded from its assessment of the effectiveness of internal control over financial reporting of the Company as of December 31, 2005, the internal control over financial reporting of Acsis, Inc. associated with total assets of $31.0 million and total revenues of $2.0 million included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended December 31, 2005.
     Our independent registered public accounting firm, KPMG LLP, have audited management’s assessment of our internal control over financial reporting. Their opinion on management’s assessment and the effectiveness of our internal control over financial reporting and their opinion on our financial statements appear on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Safeguard Scientifics, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing on page 67 of the financial statements, that Safeguard Scientifics, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Safeguard Scientifics, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Safeguard Scientifics, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Safeguard Scientifics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.
Safeguard Scientifics, Inc. acquired Acsis, Inc. during 2005, and management excluded from its assessment of the effectiveness of internal control over financial reporting of Safeguard Scientifics, Inc. as of December 31, 2005, the internal control over financial reporting of Acsis, Inc. associated with total assets of $31.0 million and total revenues of $2.0 million included in the Consolidated Financial Statements of Safeguard Scientifics, Inc. and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of Safeguard Scientifics, Inc. also excluded an evaluation of the internal control over financial reporting of Acsis, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 7, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Safeguard Scientifics, Inc.:
     We have audited the accompanying consolidated balance sheets of Safeguard Scientifics, Inc. (the “Company”) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting of Safeguard Scientifics, Inc. as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 7, 2006

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2004
	(In thousands except per
	share data)
ASSETS
Current Assets
Cash and cash equivalents	$127,553	$146,874
Restricted cash	1,348	1,119
Marketable securities	31,770	33,555
Restricted marketable securities	3,805	3,771
Accounts receivable, less allowances ($1,720 - 2005; $1,078 - 2004)	49,656	36,997
Prepaid expenses and other current assets	6,122	9,599
Current assets of discontinued operations	—	795

Total current assets	220,254	232,710
Property and equipment, net	39,688	36,118
Ownership interests in and advances to companies	17,897	35,311
Long-term marketable securities	3,311	11,964
Long-term restricted marketable securities	9,457	13,045
Intangible assets, net	15,618	10,594
Goodwill	100,469	88,383
Note receivable — related party	—	1,384
Other	9,131	11,099
Non-current assets of discontinued operations	375	8,631

Total Assets	$416,200	$449,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of credit line borrowings	$14,523	$11,636
Current maturities of long-term debt	3,380	3,820
Current portion of convertible senior debentures	5,000	—
Accounts payable	11,380	6,370
Accrued compensation and benefits	14,859	12,480
Accrued expenses and other current liabilities	16,119	20,909
Deferred revenue	8,062	5,659
Current liabilities of discontinued operations	1,119	1,608

Total current liabilities	74,442	62,482
Long-term debt	5,170	11,210
Other long-term liabilities	15,240	11,785
Convertible senior debentures	145,000	150,000
Deferred taxes	895	880
Minority interest	10,478	11,652
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 119,935 and 119,893 shares issued and outstanding in 2005 and 2004, respectively	11,993	11,989
Additional paid-in capital	747,953	745,991
Accumulated deficit	(597,088)	(565,018)
Accumulated other comprehensive income	3,166	11,786
Treasury stock, at cost (2 shares-2005)	(6)	—
Unamortized deferred compensation	(1,043)	(3,518)

Total shareholders’ equity	164,975	201,230

Total Liabilities and Shareholders’ Equity	$416,200	$449,239

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands except per share data)
Revenue
Product sales	$13,380	$6,998	$13,956
Service sales	172,836	145,972	147,656

Total revenue	186,216	152,970	161,612

Operating Expenses
Cost of sales — product	4,286	4,342	12,801
Cost of sales — service	122,624	101,185	89,424
Selling, general and administrative	85,859	90,330	87,835
Research and development	10,534	11,028	14,116
Purchased in-process research and development	2,183	89	265
Amortization of intangibles	3,589	3,414	2,986
Impairment	—	—	15,968

Total operating expenses	229,075	210,388	223,395

Operating loss	(42,859)	(57,418)	(61,783)
Other income, net	7,338	38,804	48,838
Recovery (impairment) — related party	28	(3,400)	(659)
Interest income	5,039	2,628	2,197
Interest expense	(6,512)	(9,761)	(12,063)
Equity loss	(6,597)	(14,534)	(17,179)
Minority interest	6,356	8,428	6,754

Net loss from continuing operations before income taxes	(37,207)	(35,253)	(33,895)
Income tax benefit (expense)	43	24	(209)

Net loss from continuing operations	(37,164)	(35,229)	(34,104)
Income (loss) from discontinued operations, net of income taxes	5,094	(19,591)	773

Net Loss	$(32,070)	$(54,820)	$(33,331)

Basic Income (Loss) Per Share:
Loss from continuing operations	$(0.31)	$(0.29)	$(0.29)
Net income (loss) from discontinued operations	0.04	(0.17)	0.01

Net Loss Per Share	$(0.27)	$(0.46)	$(0.28)

Diluted Income (Loss) Per Share:
Loss from continuing operations	$(0.31)	$(0.29)	$(0.29)
Net income (loss) from discontinued operations	0.04	(0.17)	(0.01)

Net Loss Per Share	$(0.27)	$(0.46)	$(0.30)

Shares used in computing loss per share
— Basic and Diluted	120,845	119,965	118,486

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Net loss from continuing operations	$(37,164)	$(35,229)	$(34,104)

Other Comprehensive Income (Loss), before taxes:
Foreign currency translation adjustments	33	(139)	(36)
Unrealized holding gains (losses) in available-for-sale securities	(8,653)	11,964	12,364
Reclassification adjustments	—	—	(16,248)
Related tax benefit:
Unrealized holding losses in available-for-sale securities	—	—	130
Reclassification adjustments	—	—	1,229

Other comprehensive income (loss) from continuing operations	(8,620)	11,825	(2,561)

Comprehensive loss from continuing operations	(45,784)	(23,404)	(36,665)
Income (loss) from discontinued operations	5,094	(19,591)	773

Comprehensive Loss	$(40,690)	$(42,995)	$(35,892)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
			Additional		Comprehensive			Unamortized
	Common Stock		Paid-In	Accumulated	Income	Treasury Stock		Deferred
	Shares	Amount	Capital	Deficit	(Loss)	Shares	Amount	Compensation	Total
					(In thousands)
Balance — December 31, 2002	119,450	$11,945	$739,874	$(476,867)	$2,522	33	$(129)	$(5,058)	$272,287
Net loss	—	—	—	(33,331)	—	—	—	—	(33,331)
Stock options exercised, net	—	—	(325)	—	—	(200)	651	—	326
Acceleration of vesting of stock options	—	—	29	—	—	—	—	—	29
Restricted stock forfeitures, net	—	—	—	—	—	220	(713)	713	—
Amortization of deferred compensation	—	—	108	—	—	—	—	2,295	2,403
Impact of subsidiary equity transactions	—	—	(2,126)	—	—	—	—	(856)	(2,982)
Other comprehensive loss	—	—	—	—	(2,561)	—	—	—	(2,561)

Balance — December 31, 2003	119,450	11,945	737,560	(510,198)	(39)	53	(191)	(2,906)	236,171
Net loss	—	—	—	(54,820)	—	—	—	—	(54,820)
Stock options exercised, net	369	37	1,104	—	—	(73)	251	—	1,392
Acceleration of vesting of stock options	—	—	130	—	—	—	—	—	130
Amortization of deferred compensation	—	—	—	—	—	—	—	2,729	2,729
Impact of subsidiary equity transactions (revised — see Note 1)	—	—	4,088	—	—	—	—	(389)	3,699
Issuance of restricted stock, net	74	7	3,109	—	—	20	(60)	(2,952)	104
Other comprehensive income	—	—	—	—	11,825	—	—	—	11,825

Balance — December 31, 2004 (revised — see Note 1)	119,893	11,989	745,991	(565,018)	11,786	—	—	(3,518)	201,230
Net loss	—	—	—	(32,070)	—	—	—	—	(32,070)
Stock options exercised, net	42	4	48	—	—	(2)	9	—	61
Acceleration of vesting of restricted stock	—	—	—	—	—	—	—	279	279
Amortization of deferred compensation, net of forfeitures	—	—	(203)	—	—	—	—	1,371	1,168
Impact of subsidiary equity transactions	—	—	1,859	—	—	—	—	838	2,697
Issuance of restricted stock, net	—		113	—	—	4	(15)	(13)	85
Employee stock option expense	—	—	145	—	—	—	—	—	145
Other comprehensive loss	—	—	—	—	(8,620)	—	—	—	(8,620)

Balance — December 31, 2005	119,935	$11,993	$747,953	$(597,088)	$3,166	2	$(6)	$(1,043)	$164,975

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
		(In thousands)
		(Revised - See Note 1)
Cash Flows from Operating Activities
Net loss	$(32,070)	$(54,820)	$(33,331)
Adjustments to reconcile to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(5,094)	19,591	(773)
Depreciation and amortization	15,675	13,169	17,298
Purchased in-process research and development	2,183	—	—
Deferred income taxes	(51)	62	(130)
Equity loss	6,597	14,534	17,179
Other income, net	(7,338)	(38,804)	(48,930)
Impairment	—	—	15,968
(Recovery) impairment — related party	(28)	3,400	659
Non-cash compensation charges	2,660	4,272	2,690
Minority interest	(6,356)	(8,438)	(8,207)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	(5,796)	(3,755)	(1,990)
Accounts payable, accrued expenses, deferred revenue and other	7,657	1,885	(443)
Cash flows from operating activities of discontinued operations	(1,131)	68,027	(50,169)

Net cash (used in) provided by operating activities	(23,092)	19,123	(90,179)

Cash Flows from Investing Activities
Proceeds from sales of available-for-sale and trading securities	241	14,784	38,981
Proceeds from sales of and distributions from companies and funds	28,242	39,085	38,955
Advances to companies	(2,299)	(1,015)	(139)
Repayment of advances to companies	—	400	753
Acquisitions of ownership interests in companies, funds and subsidiaries, net of cash acquired	(35,034)	(34,797)	(18,931)
Acquisitions by subsidiaries, net of cash acquired	—	(57)	—
Repayments of note-receivable related party	1,413	7,162	1,940
Increase in restricted cash and marketable securities	(55,602)	(37,660)	(16,263)
Decrease in restricted cash and marketable securities	57,387	11,643	21,783
Purchase of restricted securities	—	(16,715)	—
Proceeds from sales of property and equipment	4,212	—	—
Capital expenditures	(12,321)	(10,956)	(7,115)
Capitalized software costs	(171)	(4,300)	(2,094)
Proceeds from sale of discontinued operations, net	14,680	125,853	—
Other, net	663	(118)	(372)
Cash flows from investing activities of discontinued operations	—	(5,877)	(6,630)

Net cash provided by investing activities	1,411	87,432	50,868

Cash Flows from Financing Activities
Proceeds from convertible senior debentures	—	150,000	—
Payments of offering costs on convertible senior debentures	—	(4,887)	—
Repurchase of convertible subordinated notes	—	(200,000)	—
Payments of costs to repurchase convertible subordinated notes	—	(1,368)	—
Borrowings on revolving credit facilities	105,936	72,749	91,094
Repayments on revolving credit facilities	(104,515)	(66,103)	(90,949)
Borrowings on term debt	2,072	2,796	3,518
Repayments on term debt	(6,944)	(2,299)	(2,281)
Payment on contract termination	—	—	(1,623)
Decrease (increase) in restricted cash	508	44	(550)
Issuance of Company common stock, net	61	1,392	326
Issuance of subsidiary common stock, net	6,196	14,176	482
Purchase of subsidiary common stock, net	(611)	—	—
Offering costs on issuance of subsidiary common stock	(343)	(1,589)	(31)
Cash flows from financing activities of discontinued operations	—	263	2,406

Net cash provided by (used in) financing activities	2,360	(34,826)	2,392

Net Increase (Decrease) in Cash and Cash Equivalents	(19,321)	71,729	(36,919)

Changes in Cash and Cash Equivalents from CompuCom included in discontinued operations	—	(61,570)	46,894

	(19,321)	10,159	9,975
Cash and Cash Equivalents at beginning of period	$146,874	$136,715	$126,740

Total Cash and Cash Equivalents	$127,553	$146,874	$136,715

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
Description of the Company
     Safeguard Scientifics, Inc. (“Safeguard” or the “Company”) seeks to build value in revenue-stage information technology and life sciences businesses. The Company provides growth capital as well as a range of strategic, operational and management resources to our partner companies. The Company participates in expansion financings, carve-outs, management buy-outs, recapitalizations, industry consolidations and early-stage financings. The Company’s vision is to be the preferred catalyst for creating great information technology and life sciences companies.
     The Company strives to create long-term value for its shareholders through building value in its partner companies. Safeguard helps its partner companies in their efforts to increase market penetration, grow revenue and improve cash flow in order to create long-term value. The Company concentrates on companies that operate in two categories:
▪	Information Technology – including companies focused on providing software, technology-enabled services and information technology services for analytics and business intelligence, enterprise applications and infrastructure; and

▪	Life Sciences – including companies focused on therapeutics and treatments, pharmaceutical services, drug formulation and delivery techniques, diagnostics and devices.
Basis of Presentation
     The Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which it directly or indirectly owns more than 50% of the outstanding voting securities.
     The Company’s Consolidated Statements of Operations, Comprehensive Loss and Cash Flows from continuing operations also include the following subsidiaries:

Year Ended
December 31, 2005	December 31, 2004	December 31, 2003
Acsis, Inc. (“Acsis”) (since December 2005)
Alliance Consulting Group
    Associates, Inc. (“Alliance Consulting”)
Clarient, Inc. (“Clarient”)
Laureate Pharma, Inc. (“Laureate Pharma”)
Mantas, Inc. (“Mantas”)
Pacific Title & Art Studio, Inc. (“Pacific Title”)
	Alliance Consulting Clarient Laureate Pharma (since December 2004) Mantas Pacific Title Tangram (through February 2004)	Agari Mediaware (through June 2003) Alliance Consulting Clarient Mantas Pacific Title Protura Wireless (through June 2003) Tangram Enterprise Solutions

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The Company’s Consolidated Balance Sheets include the following majority-owned subsidiaries:

December 31, 2005	December 31, 2004
Acsis Alliance Consulting Clarient Laureate Pharma Mantas Pacific Title	Alliance Consulting Clarient Laureate Pharma Mantas Pacific Title
     Alliance Consulting operates on a 52- or 53-week fiscal year, ending on the Saturday closest to December 31. Alliance Consulting’s last three fiscal years have ended on December 31, 2005, January 1, 2005 and December 27, 2003. Fiscal year 2005 was a period of 52 weeks, 2004 was a period of 53 weeks and fiscal year 2003 was a period of 52 weeks. The Company and all other subsidiaries operate on a calendar year.
     During 2004 and 2003, certain consolidated companies were either disposed of or ceased operations, resulting in deconsolidation during the year.
     CompuCom previously a majority-owned subsidiary which was sold in 2004, is accounted for as a discontinued operation. In December 2005, Laureate Pharma sold its Totowa, New Jersey operations to Discovery Laboratories, Inc. for $16.0 million in gross cash resulting in a net gain of $7.7 million. The Laureate Pharma Totowa operations are accounted for as discontinued operations. Mantas is pursuing the sale of its telecommunications business and certain related assets and liabilities. Mantas sold its telecommunications business and certain related assets and liabilities in the first quarter of 2006. As a result of the sale, Mantas expects to record a gain of approximately $2 million in the first quarter of 2006. The Mantas telecommunications business is included in discontinued operations. Accordingly, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from those of continuing operations for all periods presented. (see Note 2).
     Tangram was consolidated through February 20, 2004 at which time it was sold to Opsware, Inc. in a stock and debt for stock exchange. The Company recorded an $8.5 million gain on the transaction, which is included in Other Income, Net in the Consolidated Statements of Operations for the year ended December 31, 2004.
     Principles of Accounting for Ownership Interests in Companies
     The Company’s ownership interests in its companies are accounted for under three methods: consolidation, equity or cost. The applicable accounting method is generally determined based on the Company’s voting interest in the entity.
     Consolidation Method. The partner companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities are accounted for under the consolidation method of accounting. Under this method, these partner company’s financial statements are included within the Company’s Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Participation of other shareholders in the net assets and in the income or losses of these consolidated companies is reflected in Minority Interest in the Consolidated Balance Sheets and Statements of Operations. Minority Interest adjusts the Company’s consolidated operating results to reflect only the Company’s share of the earnings or losses of the consolidated partner company. However, if there is no minority interest balance remaining on the Consolidated Balance Sheets related to the respective company, the Company records 100% of the consolidated partner company’s losses; the Company records 100% of subsequent earnings of the partner company to the extent of such previously recognized losses in the excess of our proportionate share. The results of operations and cash flows of a consolidated company are included through the latest interim period in which the Company owned a 50% or greater voting interest. Upon dilution of control below 50%, the accounting method is adjusted to either the equity or cost method of accounting.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Equity Method. The companies whose results are not consolidated, but over whom the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation on the partner company’s Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of a partner company, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. The Company also accounts for its interests in some private equity funds under the equity method of accounting, based on its respective general and limited partner interests. Under the equity method of accounting, a partner company’s financial statements are not reflected within the Company’s Consolidated Financial Statements; however, the Company’s share of the income or loss of the company is reflected in Equity Loss in the Consolidated Statements of Operations. The carrying value of equity method companies is included in Ownership Interests In and Advances to Companies on the Consolidated Balance Sheets.
     When the Company’s investment in an equity method partner company is reduced to zero, no further losses are recorded in the Company’s Consolidated Statements of Operations unless the Company has outstanding guarantee obligations or has committed additional funding to the equity method company. When the equity method company subsequently reports income, the Company will not record its share of such income until it equals the amount of the Company’s share of losses not previously recognized.
     Cost Method. Companies not consolidated or accounted for under the equity method are accounted for under the cost method of accounting. Under the cost method, the Company’s share of the income or losses of such entities is not included in the Company’s Consolidated Statements of Operations. The carrying value of cost method companies is included in Ownership Interests In and Advances to Companies on the Consolidated Balance Sheets.
     In addition to the Company’s investments in voting and non-voting equity and debt securities, it also periodically makes advances to its companies in the form of promissory notes which are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting By Creditors for Impairment of a Loan.”
     Impairment. On a continuous basis, but no less frequently than at the end of each quarterly period, the Company evaluates the carrying value of its partner companies for possible impairment based on achievement of business plan objectives and milestones, the fair value of each partner company relative to its carrying value, the financial condition and prospects of the partner company and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. Management then determines whether there has been an other than temporary decline in the carrying value of its ownership interest in the company. Impairment is measured by the amount by which the carrying amount of the assets exceeds their fair values.
     The fair value of privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies or based on other valuation methods, including discounted cash flows, valuation of comparable public companies and the valuation of acquisitions of similar companies. The fair value of our ownership interests in private equity funds is generally determined based on the value of our pro rata portion of the fair value of the funds’ net assets.
     Impairment charges related to consolidated companies are included in Impairment in the Consolidated Statements of Operations. Impairment charges associated with equity method companies are included in Equity Loss in the Consolidated Statements of Operations. Impairment charges related to cost method companies are included in Other Income, Net in the Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The new cost basis of a company is not written-up if circumstances suggest the value of the company has subsequently recovered.
  Accounting Estimates
     The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. These estimates include the evaluation of the recoverability of the Company’s ownership interests in and advances to companies and investments in marketable securities, the evaluation of the recoverability of goodwill, intangible assets and property and equipment, revenue recognition, income taxes and commitments and contingencies.
     Certain amounts recorded to reflect the Company’s share of losses of companies accounted for under the equity method are based on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities’ financial statements are made final.
     It is reasonably possible that the Company’s accounting estimates with respect to the ultimate recoverability of the carrying value of the Company’s ownership interests in and advances to companies, goodwill and intangible assets and the estimated useful life of amortizable intangible assets could change in the near term and that the effect of such changes on the financial statements could be material. At December 31, 2005, the Company believes the recorded amount of carrying value of the Company’s ownership interests in and advances to companies, goodwill and intangible assets is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a company.
          Reclassifications and Revisions
     Certain prior year amounts have been reclassified to conform to the current year presentation including the reclassification of CompuCom, previously a majority owned subsidiary, as discontinued operations as a result of the sale of the Company’s interest in October 2004 and the reclassification of the telecommunications business of Mantas, shown as discontinued operations in 2005 and for all prior periods presented, as well as the Totowa, New Jersey operation of Laureate Pharma, which was sold in December 2005, shown as a discontinued operation in 2005. The impact of these changes did not affect the Company’s net loss. The results of Laureate Pharma from acquisition (December 3, 2004) through December 31, 2004, are included in the Other Companies segment for 2004.
     In 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior years were not presented. Included in these amounts were net cash flows of ($1.1) million, $0.8 million and ($7.5) million in 2005, 2004 and 2003, respectively, attributable to the Mantas telecommunications business and the Laureate Pharma Totowa operation. Because these businesses did not maintain separate bank accounts, any net cash provided by (used in) these businesses increased (decreased) the cash and cash equivalents balance of the Company’s continuing operations as shown on the Consolidated Balance Sheets. Cash flows related to CompuCom in 2004 and 2003 are adjusted in our Statement of Cash Flows to reconcile to cash and cash equivalents associated with continuing operations.
     The 2004 Consolidated Balance Sheet was revised for an inconsequential adjustment to the accounting for an investment in a subsidiary company, which resulted in a decrease in intangible assets ($0.3 million) and goodwill ($4.3 million) and a decrease in additional paid-in capital ($4.6 million) as of December 31, 2004.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
  Cash and Cash Equivalents, Short-Term Marketable Securities and Restricted Cash
     The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits that are readily convertible into cash. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity securities are carried at amortized cost, which approximates fair value. Short-term marketable securities consist of held-to-maturity securities consisting of certificates of deposits and commercial paper at December 31, 2005 and 2004. Restricted cash is primarily invested in money market instruments.
  Restricted Marketable Securities
     Restricted marketable securities include held-to-maturity securities, as it is the Company’s ability and intent to hold these securities to maturity. The securities are U.S. Treasury securities with various maturity dates. Pursuant to terms of the 2024 Debentures, as a result of the sale of CompuCom in 2004, the Company pledged the securities to an escrow agent for interest payments through March 15, 2009 on the $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024 (“2024 Debentures”) resulting in their classification as restricted on the Consolidated Balance Sheets (See Note 4).
  Long-Term Marketable Securities
     The Company records its ownership interest in cost method equity securities that have readily determinable fair value as available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Unrealized losses are charged against net loss when a decline in the fair value is determined to be other than temporary. Trading securities are carried at fair value, based on quoted market prices, with the unrealized gain or loss included in Other Income, Net, in the Consolidated Statements of Operations. The Company records its ownership interest in debt securities at amortized cost because it has the ability and intent to hold these securities until maturity.
  Financial Instruments
     The Company’s financial instruments, principally cash and cash equivalents, restricted cash, marketable securities, restricted marketable securities, accounts receivable, notes receivable, accounts payable, and accrued expenses are carried at cost which approximates fair value due to the short-term maturity of these instruments. The Company’s long-term debt is carried at cost which approximates fair value as the debt bears interest at rates approximating current market rates. At December 31, 2005, the market value of the Company’s convertible senior debentures was approximately $105 million based on quoted market prices.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     Purchased in-process research and development (“IPR&D”) represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” as clarified by FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” amounts assigned to IPR&D meeting the above criteria must be charged to expense as part of the allocation of the purchase price of the business combination.
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
  Recoverability of Note Receivable — Related Party
     The Company evaluates the recoverability of its Note Receivable — Related Party in accordance with SFAS No. 114. Under SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis, the Company assesses the recoverability of the loan by reviewing the fair value of the liquid collateral supporting the loan and estimating future cash flows discounted at the loan’s effective rate as well as determining whether there has been any significant, adverse, other than temporary, changes in the estimated fair value of the collateral that does not have readily available fair values. Impairment charges are included in Impairment — Related Party in the Consolidated Statements of Operations. The Company does not accrue interest when a note is considered impaired. All cash receipts from impaired notes are applied to reduce the original principal amount of such note until the principal has been fully recovered, and would be recognized as interest income thereafter. Cash receipts in excess of the carrying value of the note are recognized as a reduction of impairment expense until such time that the original principal has been recovered.
  Deferred Revenue
     Deferred revenue represents cash collections on contracts in advance of performance of services or delivery of products and is recognized as revenue when the related services are performed or products are delivered.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
  Revenue Recognition
     During 2005, 2004 and 2003, our revenue from continuing operations was primarily attributable to Alliance Consulting, Clarient, Laureate Pharma (2005 only), Mantas and Pacific Title. Acsis, which was acquired in December 2005, is expected to contribute to our revenue in 2006.
     Acsis recognizes revenue from software licenses, post contract customer support (PCS) and related consulting services. Revenue from software license agreements are recognized upon delivery, provided that all of the following conditions are met: a non-cancelable license agreement has been signed; the software has been delivered; no significant production, modification or customization of the software is required; the vendor’s fee is fixed or determinable; and collection of the resulting receivable is deemed probable. In software arrangements that include rights to software products, hardware products, PCS, and/or other services, Acsis allocates the total arrangement fee among each deliverable based on vendor-specific objective evidence using the residual method. Revenue from maintenance agreements is recognized ratably over the term of the maintenance period, generally one year. Consulting and training services provided by Acsis that are not considered essential to the functionality of the software products are recognized as the respective services are performed.
     Alliance Consulting generates revenue from consulting services. Revenue is generally recognized when persuasive evidence of an arrangement exists, services are performed, the service fee is fixed and determinable and collectibility is probable. Revenue is generally recognized upon the performance of services. Certain services are performed under fixed-price service contracts related to discrete projects. Revenue from these contracts is recognized using the percentage-of-completion method, primarily based on the actual labor hours incurred to date compared to the estimated total hours of the project. Any losses expected to be incurred on jobs in process are charged to income in the period such losses become known.
     Clarient generates revenue from Diagnostic Services, system sales and fee-per-use charges. Clarient recognizes revenue for Diagnostic Services at the time of completion of services at amounts equal to the contractual rates allowed from third parties including Medicare, insurance companies and, to a small degree, private patients. These expected amounts are based both on Medicare allowable rates and Clarient’s collection experience with other third party payors. Clarient recognizes revenue for fee-per-use agreements based on the greater of actual usage fees or the minimum monthly rental fee. Under this pricing model, Clarient owns most of the ACIS® instruments that are engaged in service and, accordingly, all related depreciation and maintenance and service costs are expensed as incurred. For those instruments that are sold, Clarient recognizes and defers revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” At the outset of the arrangement with the customer, Clarient defers revenue for the fair value of its undelivered elements (e.g., maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically twelve months.
     Clarient recognizes revenue on system sales in accordance with Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104, when all criteria for revenue recognition have been met. Such criteria includes, but are not limited to: existence of persuasive evidence of an arrangement; fixed and determinable product pricing; satisfaction of the terms of the arrangement including passing title and risk of loss to their customer upon shipment; and reasonable assurance of collection from their customer in accordance with the terms of the arrangement. For system sales delivered under Dako distribution and development agreement, Clarient recognizes revenue when those ACIS® instruments have been delivered and accepted by an end-user customer. Systems sold under a leasing arrangement are accounted for as sales-type leases pursuant to SFAS No. 13, “Accounting for Leases,” if applicable. Clarient recognizes the net effect of these transactions as a sale because of the bargain purchase option granted to the lessee. Clarient recognizes revenue from research and development agreements over the contract performance period, starting with the contract’s commencement. The upfront payment is deferred and recognized on a straight-line basis over the estimated performance period. Milestone payments will be recognized as revenue when they are due and payable, but not prior to the removal of any contingencies for each individual milestone.
     Laureate Pharma’s revenue is primarily derived from contract manufacturing work, process development services, and formulation and filling. Laureate Pharma enters into revenue arrangements with multiple deliverables in order to meet its customers’ needs. Multiple element revenue agreements are evaluated under Emerging Issues Task Force (“EITF”) Issue Number 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 are treated as one unit of accounting for purposes of revenue recognition. Revenue is generally recognized upon the performance of services. Certain services are performed under fixed price contracts. Revenue from these contracts are recognized on a percentage of completion basis. When current cost estimates indicate a loss is expected to be incurred, the entire loss is recorded in the period in which it is identified.
     Mantas recognizes revenue from software licenses, post contract customer support (PCS) and related consulting services. Revenue from software license agreements and product sales are recognized upon delivery, provided that all of the following conditions are met: a non-cancelable license agreement has been signed; the software has been delivered; no significant production, modification or customization of the software is required; the vendor’s fee is fixed or determinable; and collection of the resulting receivable is deemed probable. In software arrangements that include rights to software products, hardware products, PCS, and/or other services, Mantas allocates the total arrangement fee among each deliverable based on vendor-specific objective evidence using the residual method. Revenue from maintenance agreements is recognized ratably over the term of the maintenance period, generally one year. Consulting and training services provided by Mantas that are not considered essential to the functionality of the software products are recognized as the respective services are performed.
     For Mantas’ software transactions that include significant production, development or customization, revenue is recognized using the percentage-of-completion method. Mantas measures progress toward completion by a reference to total costs incurred compared to total costs expected to be incurred in completing the services. Mantas’ revenue recognized using the percentage-of-completion method is limited by the existence of customer acceptance provisions of contractually defined milestones and corresponding customer rights to refund for certain portions of the fee. In cases where acceptance provisions exist, Mantas defers revenue recognition until Mantas has evidence that the acceptance provisions have been met. When current cost estimates indicate a loss is expected to be incurred, the entire loss is recorded in the period in which it is identified.
     Pacific Title’s revenue is primarily derived from providing archival, title and special effects services to the motion picture and television industry. Revenue is generally recognized upon the performance of services. Certain services are performed under fixed price contracts. Revenue from these contracts are recognized on a percentage-of-completion basis based on costs incurred to total estimated costs to be incurred. Any anticipated losses on contracts are expensed when identified. Pacific Title also generated revenue from manufacturing, installing and selling large format film projector systems through June 2003. Pacific Title recognized revenue for projector systems was recognized when persuasive evidence of an arrangement existed, delivery and customer acceptance had occurred, the sales price was fixed and determinable and collectibility was reasonably assured.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment to SFAS 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.
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

		Twelve Months Ended December 31,
		2005	2004	2003
		(in thousands, except per share data)

Consolidated net loss from continuing operations	As reported	$(37,164)	$(35,229)	$(34,104)
Add: Stock based compensation expense included in net loss, net of minority interest	As reported	2,439	3,878	2,690
Deduct: Total stock based employee compensation expense from continuing operations determined under fair value based method for all awards, net of related tax effects		(8,306)	(8,901)	(9,707)

Consolidated net loss from continuing operations	Pro forma	(43,031)	(40,252)	(41,121)

Net income (loss) from discontinued operations	As reported	5,094	(19,591)	773

Deduct: Total stock based employee compensation expense from discontinued operations determined under fair value based method for all awards, net of related tax effects		—	(277)	(1,053)

	Pro forma	$(37,937)	$(60,120)	$(41,401)

Basic Income (Loss) Per Share:
Net loss from continuing operations	As reported	$(0.31)	$(0.29)	$(0.29)
Net income (loss) from discontinued operations	As reported	0.04	(0.17)	0.01

		(0.27)	$(0.46)	$(0.28)

Net loss from continuing operations	Pro forma	$(0.36)	$(0.33)	$(0.35)
Net income (loss) from discontinued operations	Pro forma	0.04	(0.17)	—

		$(0.32)	$(0.50)	$(0.35)

Diluted Income (Loss) Per Share:
Net loss from continuing operations	As reported	$(0.31)	$(0.29)	$(0.29)
Net income (loss) from discontinued operations	As reported	0.04	(0.17)	(0.01)

		$(0.27)	$(0.46)	$(0.30)

Net loss from continuing operations	Pro forma	$(0.36)	$(0.33)	$(0.35)
Net income (loss) from discontinued operations	Pro forma	0.04	(0.17)	(0.02)

		$(0.32)	$(0.50)	$(0.37)

Per share weighted average fair value of stock options issued on date of grant		$1.12	$1.45	$1.96

     The following ranges of assumptions were used by the Company, its subsidiaries and its companies accounted for under the equity method to determine the fair value of stock options granted during the years ended December 31, 2005, 2004 and 2003 using the Black-Scholes option-pricing model for public companies and subsidiaries and the minimum value method for private equity method companies:

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2005	2004	2003
Company
Dividend yield	0%	0%	0%
Expected volatility	80% to 85%	85% to 95%	95%
Average expected option life	5-8 years	5 years	5 years
Risk-free interest rate	4.0% to 4.6%	3.5% to 3.9%	2.5% to 3.3%

	Year Ended December 31,
	2005	2004	2003
Subsidiaries and Equity Method Companies
Dividend yield	0%	0%	0%
Expected volatility	50% to 103%	70% to 109%	0% to 287%
Average expected option life	4 to 5 years	4 to 5 years	3 to 8 years
Risk-free interest rate	3.9% to 4.5%	2.5% to 3.9%	1.8% to 4.5%
     Detailed information regarding the Company’s stock-based compensation plans may be found in Note 12.
  Defined Contribution Plans
     Defined contribution plans are contributory and cover eligible employees of the Company and certain subsidiaries. The Company’s defined contribution plan allows eligible employees, as defined in the plan, to contribute to the plan up to 75% of their pretax compensation, subject to the maximum contributions allowed by the Internal Revenue Code. The Company determines the amount, if any, of the employer paid matching contribution at the end of each calendar year. Additionally, the Company may make annual discretionary contributions under the plan based on a participant’s eligible compensation. Certain subsidiaries also generally match from 25% to 50% of the first 3% to 6% of employee contributions to these plans. Amounts expensed relating to all plans were $0.9 million in 2005, $0.6 million in 2004 and $0.8 million in 2003.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
  Comprehensive Income (Loss)
Comprehensive income (loss) is the change in equity of a business enterprise during a period from non-owner sources. Excluding net income (loss), the Company’s sources of other comprehensive income (loss) are from net unrealized appreciation (depreciation) on its available-for-sale securities and foreign currency translation adjustments. Reclassification adjustments result from the recognition in net loss of unrealized gains or losses that were included in comprehensive income (loss) in prior periods.
  Segment Information
     The Company reports segment data based on the management approach which designates the internal reporting which is used by management for making operating decisions and assessing performance as the source of the Company’s reportable operating segments.
  New Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R), is effective beginning as of the first annual reporting period beginning after June 15, 2005. The Company is required to adopt SFAS 123 (R) on January 1, 2006. This new standard may be adopted in one of two ways – the modified prospective method or the modified retrospective method. SFAS No. 123(R), will have a material impact on the Company’s consolidated financial statements. See the pro forma disclosures currently provided as required by SFAS No. 123 as amended by SFAS No. 148, in Note 1. As a result of the provisions of SFAS 123(R) and SAB 107 “Share-Based Payment”, the Company currently expects to record compensation charges related to stock options of approximately $6 million in 2006 excluding any option grants that may be made in 2006. The Company’s assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors, the actual number and amount of awards granted in 2006, forfeitures and modifications, if any. As such, the Company actual stock option expense may differ materially from this estimate.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 was effective prospectively for nonmonetary asset exchanges beginning in our third quarter of fiscal 2005. The adoption of SFAS No. 153 did not have a material effect on our consolidated financial position, results of operations or cash flows.
     In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This EITF provides further guidance on when a general partner should consolidate a partnership. This EITF is effective at the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-5 will not have a material impact on our financial statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2. Discontinued Operations
     Laureate Pharma – Totowa Facility
     In 2005, Laureate Pharma operated a facility located in Totowa, New Jersey. This facility was dedicated to drug delivery services. In December 2005, Laureate Pharma sold its Totowa operations to Discovery Laboratories, Inc. for $16.0 million in cash. Laureate Pharma recognized a $7.7 million gain on the transaction. The Company has reported its operations related to the Totowa location as discontinued operations in 2005. The transaction will allow Laureate Pharma to focus on its core bioprocessing operations in Princeton, New Jersey. Laureate Pharma used some of the proceeds to pay down existing debt, and plans to use some of the proceeds to increase capacity at its Princeton facility by adding new bioprocessing equipment and making capital improvements.
     Mantas – Telecommunications Business
     As of Deceember 31, 2005, Mantas was pursuing the sale of its telecommunications business and certain related assets and liabilities. The Mantas telecommunications business is classified as held for sale and is reported in discontinued operations. Mantas sold its telecommunications business and certain related assets and liabilities in the first quarter of 2006. As a result of the sale, Mantas expects to record a gain of approximately $2.0 million in the first quarter of 2006.
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
          In connection with the sale:
•	The Company provided a $6.3 million letter of credit to the landlord of CompuCom’s Dallas headquarters lease which will expire on March 19, 2019. CompuCom agreed to reimburse the Company for all fees and expenses incurred, not to exceed 1.5% of the aggregate principal amount of the Safeguard letter of credit per annum, in order to obtain and maintain this letter of credit.

•	On October 8, 2004, the Company used approximately $16.7 million of the proceeds to escrow interest payments due through March 15, 2009, on the Company’s 2024 Debentures pursuant to the terms of the 2024 Debentures. These escrowed amounts are shown as Restricted Marketable Securities on the Consolidated Balance Sheets.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     After recording the Company’s share of CompuCom’s impairment charge, the Company’s carrying value of its goodwill still exceeded its implied fair value by $9.3 million and the Company recorded an additional impairment charge of $9.3 million in the second quarter of 2004. The total impairment above of $42.7 million is comprised of $33.4 million recorded by CompuCom in their operating results and $9.3 million recorded by the Company in the second quarter of 2004 which is reported within the discontinued operations for the year ended December 31, 2004.
Results of the discontinued operations are as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenue	$6,838	$939,885	$1,460,630
Operating expenses	(9,441)	(930,695)	(1,446,076)
Impairment	—	(42,719)	—
Other	—	(1,329)	(299)

Income (loss) before income taxes and minority interest	(2,603)	(34,858)	14,255
Income tax (expense) benefit	—	3,024	(5,191)

Income (loss) before minority interest	(2,603)	(31,834)	9,064
Minority interest	—	10,445	(8,291)

Net income (loss) from operations	(2,603)	(21,389)	773
Gain on disposal	7,697	1,798	—

Income (loss) from discontinued operations, net of income taxes	$5,094	$(19,591)	$773

     The assets and liabilities of discontinued operations were as follows:

	December 31,
	2005	2004
	(in thousands)
Accounts receivable, less allowances	$—	$680
Inventory	—	103
Other current assets	—	12

Total current assets	—	795

Property and equipment, net	5	8,261
Goodwill	370	370

Total non-current assets	375	8,631

Total Assets	$375	$9,426

Deferred revenue	$1,119	$1,608

Total current liabilities	1,119	1,608

Carrying value	$(744)	$7,818

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Business Combinations
Acquisitions by the Company — 2005
     In April and June 2005, the Company acquired additional shares of Pacific Title from minority shareholders for a total of $1.3 million, increasing its ownership in Pacific Title from 93% to 100%. Of the total purchase price, $1.2 million was allocated to working capital and $0.1 million was allocated to property and equipment.
     In December 2005, the Company acquired 94% of Acsis, Inc. for approximately $26 million in cash plus options with a fair market value of $1.9 million. Acsis provides enterprise data collection solutions to global manufacturers. The Company feels Acsis is a strong competitor with deep domain expertise and high quality customer base of Fortune 1000 global manufacturers.
     The Acsis transaction was accounted for as a purchase and, accordingly, the Consolidated Financial Statements reflect the operations of Acsis from the acquisition date.
     In November 2005, Clarient entered into a securities purchase agreement with a limited number of accredited investors pursuant to which Clarient agreed to issue shares of common stock and warrants to purchase additional shares of common stock for an aggregate purchase price of $15 million. Of the total placement of $15 million, the Company funded $9 million to Clarient. The Company participated in a private placement by Clarient to support the diagnostic services business line expansion as well as maintaining the Company’s controlling interest.
     The Company has not completed the allocation of purchase price for the Acsis and Clarient acquisitions listed above. Therefore, the allocation of the purchase price could be adjusted once the valuation of assets acquired and liabilities assumed is completed.
     The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed:

	Acsis	Clarient
	(In thousands)
Working Capital	$4,561	$8,372
Property and equipment	1,263	210
Intangible assets	8,366	209
Acquired In-Process Research and Development	1,974	209
Goodwill	11,931	—
Total Purchase Price	$28,095	$9,000

     The intangible assets of Acsis consist of a covenant not-to-compete, with a one year life, developed technology, which has a three year life, customer-related intangibles with a 10 year life, and a tradename with a 20 year life. Property and equipment will be depreciated over their weighted average lives (3 years to 5 years). The acquired in-process research and development costs were charged to earnings in 2005.
Acquisitions by the Company — 2004
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     In February 2004, the Company acquired additional shares of Clarient for $5 million. In March 2004, Clarient entered into a securities purchase agreement with a limited number of accredited investors pursuant to which Clarient issued shares of common stock and warrants to purchase an additional shares of common stock for an aggregate purchase price of $21 million. Of the total placement of $21 million, the Company funded $7.5 million to Clarient. The Company’s ownership in Clarient decreased from 59.9% to 56.5% at December 31, 2004.
     The following table summarizes the fair values of assets acquired and liabilities assumed.

	Laureate	Clarient	Mantas	Pacific Title
	(In thousands)
Working Capital	$2,710	$11,971	$10,000	$1,378
Property and equipment	26,369	72	—	450
Deferred Taxes	(1,026)	—	—	—
Intangible assets	2,565	—	—	—
Goodwill	—	368	—	—
Acquired In-Process Research and Development	—	89	—	—

Total Purchase Price	$30,618	$12,500	$10,000	$1,828

     The intangible asset consists of the Laureate Pharma trade name, which has an indefinite life and is not amortized. Property and equipment will be depreciated over their weighted average useful lives (2 years to 15 years). The acquired in-process research and development costs were charged to earnings.
Acquisitions by Subsidiaries
     In October 2004, Alliance Consulting acquired 100% of the issued and outstanding stock of Mensamind, Inc. for approximately $2.1 million, of which $0.9 million was payable in cash and the remaining $1.2 million in issuance of Alliance Consulting stock options, and transaction costs. Both the payment of cash and issuance of options occurred in January 2005. Mensamind provides offshore IT consulting services. This acquisition will enable Alliance Consulting to provide offshore capabilities to its existing and new clients. The Company has completed the allocation of purchase price for the acquisition of Mensamind. The following summarizes the estimated fair values of assets and liabilities assumed.

(in thousands)
Working Capital	$(850)
Property and equipment	232
Intangible assets	1,500
Goodwill	1,327

Total Purchase Price	$2,209

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Year Ended December 31,
	2005	2004
	(In thousands except per
	share data)
Total revenues	$203,791	$181,792
Net loss from continuing operations	$(37,019)	$(43,047)
Net loss per share from continuing operations — basic and diluted	$(0.31)	$(0.36)
4. Marketable Securities
Marketable securities include the following:

	Current		Non Current
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Held-to-maturity:
Certificates of deposit	$12,289	$17,471	$—	$—
U.S. Treasury securities	2,845	15,342		—
Mortgage and asset-backed securities	2,457	742	—	—
Commercial paper	14,179	—	—	—

	31,770	33,555	—	—
Restricted U.S. Treasury securities.	3,805	3,771	9,457	13,045

	35,575	37,326	9,457	13,045

Available-for-sale:
Equity securities	—	—	3,311	11,964

	$35,575	$37,326	$12,768	$25,009

     As of December 31, 2005, the contractual maturities of securities are as follows:

	Years to Maturity
	(in thousands)
					No Single
	Less Than	One to	Five to Ten	Greater Than	Maturity
	One Year	Five Years	Years	Ten Years	Date	Total
Held-to-maturity	$35,575	$9,457	$—	$—	$—	$45,032
Available-for-sale	—	—	—	—	3,311	3,311

	$35,575	$9,457	$—	$—	$3,311	$48,343

     As of December 31, 2005 and 2004, the Company’s investment in available-for-sale securities had a cost basis of zero and unrealized gains of $3.3 million and $12.0 million, respectively, which are reflected in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Property and Equipment
     Property and equipment consisted of the following:

	As of December 31,
	2005	2004
	(In thousands)
Building and improvements	$18,999	$13,971
Machinery and equipment	63,971	58,348

	82,970	72,319
Accumulated depreciation and amortization	(43,282)	(36,201)

	$39,688	$36,118

6. Ownership Interests in and Advances to Companies
     The following summarizes the carrying value of the Company’s ownership interests in and advances to companies and funds accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at December 31, 2005 and 2004.

	As of December 31,
	2005	2004
	(In thousands)
Equity Method
Private Equity Funds	$5,877	$24,040

Cost Method
Non-Public Companies	9,557	9,152
Private Equity Funds	2,463	2,119

	$17,897	$35,311

     In the third and fourth quarter of 2005, the Company sold certain interests in private equity funds and recorded a gain of $7 million. Following the sale, the Company retained an indirect interest in certain publicly-traded securities held by a private equity fund and the carried interest in a portion of its general partner interest in certain funds. The Company records the publicly-traded security at fair value. The fair value of the publicly-traded security is based on quoted market prices. At December 31, 2005, the Company recorded $0.1 million of unrealized gains, which is included in the Other Income, Net on the Consolidated Statements of Operations related to changes in the fair value of this interest. The fair value of the securities are included in Other Assets on the Consolidated Balance Sheet at December 31, 2005.
     During 2004, eMerge was reclassified to the cost method of accounting because the Company’s ownership level decreased as did the Company’s ability to exercise significant influence over eMerge. The Company now accounts for its investment in eMerge as an available-for-sale security under SFAS No. 115, as eMerge’s common stock is publicly traded. (see Note 4).
     During management’s ongoing review of the recoverability of recorded carrying values for investments versus fair value, it was determined that the carrying value of certain investments were not fully recoverable. In 2004 and 2003, the Company recorded impairment charges totaling $3.7 million and $6.8 million, respectively, for companies and funds accounted for under the equity method. Impairment charges related to cost method companies were $1.4 million, $3.2 million and $2.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The amount of each impairment charge was determined by comparing the carrying value of the company to its estimated fair value. Impairment charges associated with equity method companies are included in Equity Loss in the Consolidated Statements of Operations. Impairment charges related to cost method companies are included in Other Income, Net in the Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following unaudited summarized financial information for our companies and funds accounted for under the equity method at December 31, 2005 and 2004 and for the three years ended December 31, 2005, 2004 and 2003, has been compiled from the unaudited financial statements of our respective companies and funds and reflects certain historical adjustments. Revenue and net loss of the companies and funds are excluded for periods prior to their acquisition and subsequent to their disposition.

	As of December 31,
	2005	2004
	(In thousands)
Balance Sheets
Current assets	$38,353	$36,192
Non-current assets	121,125	525,584

Total Assets	$159,478	$561,776

Current liabilities	$19,055	$13,260
Non-current liabilities	2,998	28,970
Shareholders’ equity	137,425	519,546

Total Liabilities and Shareholders’ Equity	$159,478	$561,776

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Results of Operations
Revenue:
Public companies	$—	$—	$96,404
Non-public companies	14,959	7,509	3,464

	$14,959	$7,509	$99,868

Net Loss	$(34,782)	$(64,278)	$(90,272)

7. Goodwill and Other Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completes an impairment review of goodwill annually, or more frequently if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In 2003, the Company determined that Alliance Consulting, including aligne and Lever8 Solutions (which were merged into Alliance Consulting shortly after the Alliance Consulting acquisition), was a “reporting unit” under SFAS No. 142. The Company engaged a third party valuation firm to assist it in determining the fair value of this reporting unit. The fair value was determined by using a discounted cash flow approach, and by reviewing the valuation of comparable public companies and the valuation of acquisitions of similar companies. The fair value of the reporting unit was then compared to the carrying value, indicating that an impairment may exist.
     The fair value of the reporting unit was then allocated to the assets and liabilities of the reporting unit. This fair value was then deducted from the fair value of the reporting unit to determine the implied fair value of goodwill. Because the carrying value of the goodwill exceeded its implied fair value, the Company reported a $16.0 million impairment charge in the fourth quarter of 2003. This impairment charge is included in Impairment in the Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following is a summary of changes in the carrying amount of goodwill by segment (in thousands):

	Alliance			Other
	Consulting	Clarient	Mantas	Companies	Total
Balance at December 31, 2004	$54,634	$14,259	$19,490	$—	$88,383
Additions(1)	—	—	—	11,931	11,931
Purchase price adjustments (2)	155	—	—	—	155

Balance at December 31, 2005	$54,789	$14,259	$19,490	$11,931	$100,469

(1)	Goodwill additions in 2005, relate to the Company’s acquisition of Acsis in December 2005.

(2)	The above purchase price adjustments represent activity to complete the final purchase price allocation.
     As discussed in Note 3, certain purchase price adjustments are not final.
Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite and indefinite useful lives:

	December 31, 2005
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
Customer-related	7 years	$8,991	$1,626	$7,365
Technology-related	4 - 10 years	12,882	9,677	3,205
Process-related	3 years	1,363	530	833
Trade names	20 years	1,222	5	1,217
Covenant Not-to-Compete	1 year	470	39	431

		24,928	11,877	13,051
Trade names	Indefinite	2,567	—	2,567

Total		$27,495	$11,877	$15,618

	December 31, 2004
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
Customer-related	7 years	$3,633	$1,062	$2,571
Technology-related	4 - 10 years	11,161	7,143	4,018
Process-related	3 years	1,500	83	1,417

		16,294	8,288	8,006
Trade names	Indefinite	2,588	—	2,588

Total		$18,882	$8,288	$10,594

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Amortization expense related to intangible assets was $3.6 million, $3.4 million and $3.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The following table provides estimated future amortization expense related to intangible assets (assuming there is not a writedown associated with these intangible assets causing an acceleration of expense):

Total
(In thousands)
2006	$3,549
2007	2,128
2008	1,711
2009	1,266
2010 and thereafter	4,397

$13,051

8. Long-term Debt and Credit Arrangements
     Consolidated long-term debt consists of the following:

	As of December 31,
	2005	2004
	(In thousands)
Subsidiary credit line borrowings (guaranteed by the Company)	$14,523	$13,130
Subsidiary term loans (guaranteed by the Company)	4,000	5,000

	18,523	18,130
Other term loans	855	2,155
Capital lease obligations	3,695	3,094
Mortgage obligations	—	3,287

	23,073	26,666
Less current maturities	(17,903)	(15,456)

Total long-term debt, less current portion	$5,170	$11,210

     In May 2005, the Company renewed its revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees of up to $55 million. As part of the renewal, the revolving credit facility was amended such that the remaining $3.7 million available under the letters of credit is now classified as available under the revolving credit facility. In August 2005, the Company amended its credit facility, increasing the facility by $5 million for a period of 180 days to $60 million on the same terms and conditions. This short-term increase expired on January 28, 2006, and the Company has decided not to extend the additional $5 million under the facility. In addition, a subsidiary increased their facility by $3 million. Borrowing availability under the facility is reduced by the face amount of outstanding letters of credit, guarantees and all other loan facilities between the same lender and our controlled companies. This credit facility matures in May 2006 and bears interest at the prime rate (7.25% at December 31, 2005) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.0125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times any amounts outstanding under the facility.
           Availability under our revolving credit facility at December 31, 2005 is as follows:

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Revolving Credit	Letters of Credit	Total
		(in thousands)
Size of facility(a)	$53,664	$6,336	$60,000
Subsidiary facilities at same bank (b)	(47,000)	—	(47,000)
Outstanding Letter of Credit (c)	—	(6,336)	(6,336)

Amount Available at December 31, 2005	$6,664	$—	$6,664

(a)	In January 2006, the Company’s total facility decreased $5 million to $55 million, as the Company elected not to renew the incremental $5 million at this time.

(b)	The Company’s ability to borrow under its credit facility is limited by the total facilities maintained by its subsidiaries at the same bank. Of the total facilities, $18.5 million is outstanding under these facilities at December 31, 2005 and included as debt on the Consolidated Balance Sheet.

(c)	In connection with the sale of CompuCom, the Company provided to the landlord of CompuCom’s Dallas headquarters lease, a letter of credit, which will expire on March 19, 2019, in an amount equal to $6.3 million. (Note 2)
     On January 28, 2006, all subsidiary facilities were extended from January 31, 2006 to February 28, 2006. Subsequently, on February 28, 2006 all subsidiary facilities were extended for one year, with the exception of Acsis’ facility, which expires in June 2006. In addition to the extension of the maturity dates, a subsidiary’s working capital line was increased from $5.0 million to $5.5 million and decreased their term loan from $4.5 million to $4.0 million. The Company’s $15 million guarantee on a subsidiary facility was decreased to $10 million, and related interest rates on outstanding borrowings were also changed. As a result of these amendments, the Company’s availability under this facility has increased by $5.5 million. Availability under the facility at March 7, 2006 was $12.2 million.
     Borrowings are secured by substantially all of the assets of the respective subsidiaries. These obligations bear interest at variable rates ranging between the prime rate minus 0.5% and the prime rate plus 1.0%. These facilities contain financial and non-financial covenants. During the first quarter of 2005, two subsidiaries did not comply with certain financial covenants and subsequently received waivers from the lender.
     Debt as of December 31, 2005 bears interest at fixed rates between 4.0% and 22% and variable rates indexed to the prime rate plus 1.75%. Debt as of December 31, 2004 bore interest at fixed rates ranging between 4.0% and 22.0% and variable rates indexed to the prime rate plus 1.5%.
     The Company’s debt matures as follows:

Total
(In thousands)
2006	$17,903
2007	2,498
2008	1,566
2009	1,099
2010 and thereafter	7

Total debt	$23,073

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Convertible Subordinated Notes and Convertible Senior Debentures
     In June 1999, the Company issued $200 million of 5% convertible subordinated notes due June 15, 2006. During 2004, the Company repurchased or redeemed all of these 2006 Notes for an aggregate cost of $201.4 million, including transaction costs. The Company also recorded $1.8 million of expense for the year ended December 31, 2004 related to the acceleration of deferred debt costs associated with the 2006 Notes, which is included in Other Income, Net in the Consolidated Statements of Operations.
     In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on these 2024 Debentures is payable semi-annually. At the debenture holders’ option, the 2024 Debentures are convertible into our common stock through March 14, 2024, subject to certain conditions. The conversion rate of the debentures at December 31, 2005 was $7.2174 of principal amount per share. The closing price of the Company’s common stock at December 31, 2005 was $1.93. At December 31, 2005, the market value of the 2024 Debentures was approximately $105 million based on quoted market prices. The 2024 Debenture holders may require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount plus accrued and unpaid interest. The 2024 Debenture holders may also require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, the Company may redeem all or some of the 2024 Debentures commencing March 20, 2009. As of March 7, 2006, the Company repurchased $5 million of the face value of the 2024 Debentures.
     As required by the terms of the 2024 Debentures, after completing the sale of CompuCom, the Company escrowed $16.7 million on October 8, 2004 for interest payments through March 15, 2009 on the 2024 Debentures (see Notes 2 and 4). A total of $13.3 million is included in Restricted Marketable Securities on the Consolidated Balance Sheet at December 31, 2005, of which $3.8 million is classified as a current asset.
10. Accrued Expenses
     Accrued expenses consisted of the following:

	As of December 31,
	2005	2004
	(In thousands)
Accrued professional fees	$3,005	$4,200
Other	13,114	16,709

	$16,119	$20,909

11. Shareholders’ Equity
Preferred Stock
     Shares of preferred stock, par value $0.10 per share, are voting and are issuable in one or more series with rights and preferences as to dividends, redemption, liquidation, sinking funds, and conversion determined by the Board of Directors. At December 31, 2005 and 2004, there were one million shares authorized and none outstanding.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
12. Stock-Based Compensation
     The Company has three equity compensation plans: the 2001 Associates Equity Compensation Plan with 5.4 million shares authorized for issuance; the 1999 Equity Compensation Plan, with 9.0 million shares authorized for issuance; and the 2004 Equity Compensation Plan, with 6.0 million shares authorized for issuance. Employees and consultants are eligible for grants of stock options, restricted stock awards, stock appreciation rights, stock units, performance units and other stock-based awards under each of these plans; directors and executive officers are eligible for grants only under the 1999 and 2004 Equity Compensation Plans. During 2005, 6,000,000 options also were awarded outside of existing plans as inducement awards in accordance with New York Stock Exchange rules.
     Generally, outstanding options vest over four years after the date of grant and expire eight years after the date of grant; however, 8.6 million options awarded during 2005 entitle participants to vest in a number of options determined by achievement of certain target stock prices over an eight-year period.
     To the extent allowable, all grants are incentive stock options. All options granted under the plans to date have been at prices which have been equal to the fair market value at the date of grant. At December 31, 2005, the Company reserved 23.9 million shares of common stock for possible future issuance under its equity compensation plans. Several subsidiaries also maintain equity compensation plans for their employees and directors.
     During the third and fourth quarters of 2005, the Company granted market-based contingent stock awards to certain employees. The awards entitle participants to vest in a number of options determined by achievement of certain target stock prices over an eight-year period. Depending on the Company’s stock performance, the maximum number of shares attainable under these grants is 8.6 million shares. The Company recorded $0.1 million of compensation expense related to these awards during 2005. As discussed in Note 1, SFAS 123(R) will change the way the Company currently accounts for stock-based compensation awards.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Option activity is summarized below:

		Weighted
		Average
	Shares	Exercise Price
	(In thousands)
Outstanding at December 31, 2002	11,404	$8.50
Options granted	1,078	2.67
Options exercised	(200)	1.63
Options canceled/forfeited	(1,963)	8.10

Outstanding at December 31, 2003	10,319	8.10
Options granted	2,719	2.09
Options exercised	(442)	3.15
Options canceled/forfeited	(3,380)	14.69

Outstanding at December 31, 2004	9,216	4.15
Options granted	10,924	1.44
Options exercised	(44)	1.39
Options canceled/forfeited	(1,125)	10.82

Outstanding at December 31, 2005	18,971	$2.20

Shares available for future grant	3,476
     The following summarizes information about the Company’s stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining	Average		Average
Range of	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices	(In thousands)	(In years)	Price	(In thousands)	Price
$1.03 — $1.27	871	5.2	$1.22	603	$1.25
1.28	4,000	7.6	1.28	—	—
1.29 — 1.55	4,067	7.7	1.44	124	1.32
1.56 — 1.91	3,331	7.4	1.67	284	1.75
1.92 — 2.13	3,239	5.9	2.11	1,931	2.12
2.14 — 5.28	3,252	4.1	4.14	2,936	4.26
5.29 — 45.47	211	2.0	17.99	211	17.99

1.03 — 45.47	18,971	6.5	$2.20	6,089	$3.58

     Total compensation expense for restricted stock issuances was approximately $0.4 million, $0.5 million and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. No unamortized compensation expense related to restricted stock issuances remains at December 31, 2005.
     The Company issued 0.9 million deferred stock units to senior executives in December 2002 and 0.6 million in January 2004. The value of these deferred stock units was $1.6 million and $3.0 million, respectively, based on the fair value of the stock as of the date of the grant. The deferred stock units granted in December 2002 and 0.3 million of the units granted in January 2004 vest 25% after one year, then in 36 equal monthly installments thereafter. The remaining 0.3 million of deferred stock units granted in January 2004 vested in September 2004 upon the sale of CompuCom. The Company issued 0.02 million deferred stock units during 2004 and 0.1 million during 2005 to directors who elected to defer all or a portion of directors’ fees earned. Deferred stock units issued to directors in lieu of directors fees are 100% vested at grant; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following grant. Deferred stock units are payable in stock on a one-for-one basis. Payments in respect of the deferred stock units are generally distributable following termination of employment or service, death, permanent disability or retirement. Total compensation expense for deferred stock units was $1.0 million, $2.2 million and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Unamortized compensation expense related to deferred stock units at December 31, 2005 is $0.6 million.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Stock-based compensation expense related to stock awards by subsidiaries was $1.1 million, $1.5 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, before minority interest. Total unamortized deferred compensation related to stock awards by subsidiaries was $0.4 million at December 31, 2005.
     Certain employees of our subsidiaries have the right to require the respective subsidiary to purchase shares of common stock of the subsidiary received by the employee pursuant to the exercise of options. The employee must hold the shares for at least six months prior to exercising this right. The required purchase price is 75% — 100% of the fair market value at the time the right is exercised, and in some cases is subject to a floor. During 2004, three employees exercised 561,251 options of a subsidiary, all of which shares were purchased by the subsidiary during 2005 under the liquidity plan at the floor.
13. Other Income

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Gain on sale of companies and funds, net	$7,292	$44,486	$50,808
Gain (loss) on trading securities	(229)	(396)	301
Impairment charges	(1,425)	(3,197)	(2,494)
Other	1,700	(2,089)	223

	$7,338	$38,804	$48,838

     Gains on sales of companies and funds for the year ended December 31, 2005 of $7.3 million includes gains of sales of partnership interests in private equity funds in the third and fourth quarters of 2005. Total proceeds from the sales of certain interests in private equity funds during 2005 were $27.6 million. As a result of the sale, we were also relieved of $9.1 million of future fund commitments.
     Gain on sale of companies and funds for the year ended December 31, 2004 of $44.5 million includes a gain of $31.7 million related to the sale of our interest in Sanchez for cash and shares of Fidelity National Financial (“FNF”) in the second quarter of 2004 and $8.5 million related to our sale of Tangram for shares of Opsware in the first quarter of 2004 Also included in gain on sale of companies and funds in 2004 is $2.7 million attributable to a distribution from a bankruptcy proceeding and $1.5 million relating to the final payment of an installment sale of a company sold in 1997. Total net cash proceeds for gains on sales of companies and funds was $37.5 million for the year ended December 31, 2004.
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
     Loss on trading securities in 2005 reflects the loss on the sale of our holdings in stock distributed from a private equity fund, which were sold in the third quarter of 2005. Gain (loss) on trading securities in 2004 primarily reflect the adjustment to fair value of our holdings in Opsware and subsequent loss on sale of Opsware stock of $0.1 million. Total net cash proceeds related to our sales of Opsware and FNF common stock for the year ended December 31, 2004 was $14.8 million. Gain (loss) on trading securities in 2003 primarily reflects the adjustment to fair value of our holdings in Verticalnet, which were classified as trading securities and were sold in 2003 for $1.1 million in net cash proceeds.
     Impairment charges reflect certain equity holdings judged to have experienced an other than temporary decline in value. We also have recorded impairment charges for certain holdings accounted for under the cost method determined to have experienced an other than temporary decline in value in accordance with our existing policy regarding impairment of investments.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Income Taxes
     The provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Current
State	$(32)	$(182)	$339
Foreign	40	96	—
Deferred, primarily state	(51)	62	(130)

	$(43)	$(24)	$209

     Total income tax provision (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to net loss from continuing operations before income taxes as a result of the following:

	Year Ended December 31,
	2005	2004	2003
Statutory tax benefit	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) in taxes resulting from:
State taxes, net of federal tax benefit	(0.2)	0.3	0.8
Non-deductible amortization	4.5	2.7	—
Valuation allowance	29.1	31.0	32.8
Other adjustments	1.5	1.0	1.9

	(0.1)%	0.0%	0.5%

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,
	2005	2004
	(In thousands)
Deferred tax asset (liability):
Subsidiary/investee carrying values	$42,293	$46,168
Tax loss and credit carryforwards	203,823	193,062
Accrued expenses	4,056	5,436
Intangible assets	(2,987)	1,129
Other	9,325	3,644

	256,510	249,439
Valuation allowance	(257,405)	(250,319)

Net deferred tax liability	$(895)	$(880)

     The Company has not recognized gross deferred tax assets for the difference between the book and tax basis of our holdings in the stock of certain consolidated subsidiaries where we do not believe we will dispose of the asset in the foreseeable future.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of December 31, 2005, the Company had federal net operating loss carryforwards and federal capital loss carryforwards of approximately $224 million and $150 million, respectively. These carryforwards expire as follows:

Total
(In thousands)
2006	$4,104
2007	52,237
2008	102,566
2009	1,086
2010 and thereafter	214,084

$374,077

     Limitations on utilization of both the net operating loss carryforward and capital loss carryforward may apply.
     The Company’s subsidiaries that are not consolidated for tax purposes have additional federal net loss carryforwards of $172 million, which expire in various amounts from 2006 to 2023. Limitations on utilization of both the net operating loss carryforward and capital loss carryforward may apply. Accordingly, valuation allowances have been provided to account for the potential limitations on utilization of these tax benefits.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Net Loss Per Share
     The calculations of net loss per share were:

	Year Ended December 31,
	2005	2004	2003
	(In thousands except per share data)
Basic:
Net loss from continuing operations	$(37,164)	$(35,229)	$(34,104)
Net income (loss) from discontinued operations	5,094	(19,591)	773

Net Loss	$(32,070)	$(54,820)	$(33,331)

Average common shares outstanding	120,845	119,965	118,486

Net loss from continuing operations	$(0.31)	$(0.29)	$(0.29)
Net income (loss) from discontinued operations	0.04	(0.17)	0.01

Net loss per share	$(0.27)	$(0.46)	$(0.28)

Diluted:
Net loss from continuing operations	$(37,164)	$(35,229)	$(34,104)
Net income (loss) from discontinued operations	5,094	(19,591)	773

	(32,070)	(54,820)	(33,331)
Effect of holdings	(106)	—	(2,264)

Adjusted net loss	$(32,176)	$(54,820)	$(35,595)

Average common shares outstanding	120,845	119,965	118,486

Net loss per share from continuing operations	$(0.31)	$(0.29)	$(0.29)
Net income (loss) from discontinued operations	0.04	(0.17)	(0.01)

Diluted loss per share	$(0.27)	$(0.46)	$(0.30)

     If a consolidated or equity method partner company has dilutive stock options, unvested restricted stock, deferred stock units (DSUs), warrants or securities outstanding, diluted net loss per share is computed by first deducting from net loss the income attributable to the potential exercise of the dilutive securities of the company. This impact is shown as an adjustment to net loss for purposes of calculating diluted net loss per share.
     The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	At December 31, 2005, 2004 and 2003, options to purchase 19.0 million, 9.2 million and 10.3 million shares of common stock at prices ranging from $1.03 to $45.47 and $1.25 to $50.98 per share, respectively, were excluded from the 2005, 2004 and 2003 calculations, respectively.

•	At December 31, 2005, 2004 and 2003, restricted stock units convertible into 1.5 million, 1.6 million and 1.3 million shares of stock, respectively, were excluded from the calculations. At December 31, 2005, 2004 and 2003, DSUs convertible into 1.3 million, 0.7 million and 0.3 million, respectively, were excluded from the calculations.

•	At December 31, 2004 and 2003, a total of 3.4 million and 8.3 million shares related to the Company’s 2006 Notes (See Note 9) representing the weighted average effect of assumed conversion of the 2006 Notes were excluded from the calculation.

•	At December 31, 2005 and 2004, a total of 20.8 million shares related to the Company’s 2024 Debentures (See Note 9) representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculation.
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
     The loan bears interest at the default annual rate of 9% and became payable on a limited basis on January 1, 2003. The Company sent Mr. Musser a demand notice in January 2003 and, when no payment was received, a default notice. In conjunction with the original loan, Mr. Musser granted the Company security interests in securities and real estate as collateral. Based on the information available to us, the Company also concluded that Mr. Musser may not have sufficient personal assets to satisfy the outstanding balance due under the loan when the loan becomes full recourse against Mr. Musser on May 18, 2006. To date, the Company has impaired the loan by $15.7 million to the estimated value of the collateral that the Company held at each respective date. Impairment charges in 2005 of $0.3 million were offset by $0.3 million of cash payments received in excess of carrying value of the loan. The Company’s carrying value of the loan at December 31, 2005 is zero.
     In the normal course of business, the Company’s directors, officers and employees hold board positions of companies in which the Company has a direct or indirect ownership interest.
     The Company’s Chairman is the President and CEO of TL Ventures. The Company had invested or committed a total of $67 million in the seven TL Ventures and EnerTech Capital funds. The Company owned less than 7% of the partnership interests of each of these funds prior to the sale of certain interests the Company had in the funds. As described in Note 13, the Company sold certain holdings in private equity funds in the fourth quarter of 2005 to a third party.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Commitments and Contingencies
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CompuCom Systems Litigation
     On May 28, 2004, June 1, 2004 and June 10, 2004, three substantially similar complaints were filed in the Chancery Court of the State of Delaware by purported stockholders of CompuCom, allegedly on behalf of a class of holders of CompuCom’s common stock. By order dated July 22, 2004, these three actions were consolidated for all purposes. On July 27, 2004, the plaintiffs filed an amended class action complaint ( the “Amended Complaint”) that names us, CompuCom and its directors as defendants. Among other things, the Amended Complaint alleged that we, CompuCom and its directors (i) breached fiduciary duties in connection with the merger agreement relating to CompuCom’s acquisition by an affiliate of Platinum Equity, LLC, (ii) aided and abetted one another in the course of committing the alleged breach, (iii) failed to obtain the best transaction reasonably available and (iv) diverted merger consideration from CompuCom’s minority stockholders to us and CompuCom’s directors and certain of its officers. It is also alleged that CompuCom failed to disclose, or only partially disclosed, certain matters in CompuCom’s proxy statement. On July 27, 2004, the plaintiffs filed a motion for expedited proceedings and discovery in connection with the injunctive relief sought and requested that a preliminary injunction hearing be held before August 19, 2004, the originally scheduled date of the special meetings of our shareholders and the stockholders of CompuCom. The defendants filed their opposition to the motion on July 28, 2004. On July 29, 2004, the Court denied the plaintiffs’ motion to expedite. On September 13, 2004, the plaintiffs filed a Second Amended Complaint alleging substantially similar claims. On November 5, 2004, the defendants filed motions to dismiss the Second Amended Complaint. On September 29, 2005, the Court dismissed the Second Amended Complaint. The time for any appeal has expired.
     Other
     The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
     The Company and its subsidiaries conduct a portion of their operations in leased facilities and lease machinery and equipment under leases expiring at various dates to 2015. Total rental expenses under operating leases was $6.3 million, $5.4 million and $6.1 million in 2005, 2004 and 2003, respectively. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2005, are (in millions): $5.9 — 2006 $5.7 — 2007, $5.7 — 2008, $4.7 — 2009; $2.8 — 2010 and $7.9 thereafter.
     In connection with its ownership interests in certain affiliates, the Company has the following outstanding guarantees:

		Debt Included on
		Consolidated Balance Sheet
	Amount	At December 31, 2005
	(in millions)	(in millions)
Consolidated companies guarantees — Credit Facilities	$36.5	$18.5
Other consolidated company guarantees — operating leases	5.9	—
Non-consolidated company guarantees	3.8	—

Total	$46.2	$18.5

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Additionally, we have committed capital of approximately $5.5 million related to commitments made in prior years to various private equity funds and a private company, to be funded over the next several years, including approximately $2.5 million, which is expected to be funded during the next twelve months.
     Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner to the certain private equity funds (the “clawback”). Assuming the private equity funds in which we are a general partner were liquidated or dissolved on December 31, 2005 and assuming for these purposes the only distributions from the funds were equal to the carrying value of the funds on the December 31, 2005 financial statements, the maximum clawback we would be required to return for our general partner interest is approximately $8 million. Management estimates its liability to be approximately $6 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.
     The Company’s previous ownership in the general partner of the private equity funds which have potential clawback liabilities range from 19-30%. The clawback liability is joint and several, such that the Company may be required to fund the clawback for other general partners should they default. The funds have taken several steps to reduce the potential liabilities should other general partners default, including withholding all general partner distributions in escrow and adding rights of set-off among certain funds. The Company believes its liability due to the default of other general partners is remote.
     In October 2001, the Company entered into an agreement with Mr. Musser, its former Chairman and Chief Executive Officer, to provide for annual payments of $650,000 per year and certain health care and other benefits for life. The related current liability of $0.5 million is included in Accrued Expenses and the long-term portion of $3.3 million is included in Other Long-Term Liabilities on the Consolidated Balance Sheets at December 31, 2005.
     The Company has retention agreements at December 31, 2005 with executive officers that provide for severance payments to the executive officer in the event the officer is terminated without cause or an officer terminates his employment for “good reason”. The maximum aggregate exposure under the agreements is $8.2 million at December 31, 2005.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Parent Company Financial Information
     Parent company financial information is provided to present the financial position and results of operations of the Company as if the consolidated companies (see Note 1) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies.
Parent Company Balance Sheets

	As of December 31,
	2005	2004
	(In thousands)
Assets
Cash and cash equivalents	$108,300	$128,262
Restricted cash	1,098	561
Marketable securities	31,770	33,555
Restricted marketable securities	3,805	3,771
Other current assets	1,704	2,506

Total current assets	146,677	168,655
Ownership interests in and advances to companies	175,133	175,297
Long-term marketable securities	3,311	11,964
Long-term restricted marketable securities	9,457	13,045
Note receivable — related party	—	1,384
Other	5,109	5,701

Total Assets	$339,687	$376,046

Liabilities and Shareholders’ Equity
Current convertible senior debentures	5,000	—
Current liabilities	13,625	14,497

Total current liabilities	18,625	14,497
Long-term liabilities	11,087	10,319
Convertible senior debentures	145,000	150,000
Shareholders’ equity	164,975	201,230

Total Liabilities and Shareholders’ Equity	$339,687	$376,046

Parent Company Statements of Operations

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Operating expenses	$18,063	$19,293	$22,129
Other income, net	6,343	38,659	49,530
Recovery (impairment) — related party	28	(3,400)	(659)
Interest income	4,871	2,409	2,090
Interest expense	(4,939)	(8,647)	(10,835)
Equity loss	(25,404)	(44,957)	(52,101)

Net loss from continuing operations	(37,164)	(35,229)	(34,104)
Equity income (loss) attributable to discontinued operations	5,094	(19,591)	773

Net Loss	$(32,070)	$(54,820)	$(33,331)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Parent Company Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Cash Flows from Operating Activities
Net loss	$(32,070)	$(54,820)	$(33,331)
Adjustments to reconcile to net cash used in operating activities:
(Income) loss from discontinued operations	(5,094)	19,819	(8,006)
Depreciation	183	203	260
Equity loss	25,404	44,729	59,334
Non-cash compensation charges	1,264	2,153	2,345
Other income, net	(6,343)	(38,659)	(49,530)
(Recovery) Impairment — related party	(28)	3,400	659
Changes in assets and liabilities, net of effect of acquisitions and dispositions:	—
Other current assets	1,111	(320)	(2,532)
Other current liabilities	2,039	(968)	(857)

Net cash provided by (used in) operating activities	(13,534)	(24,463)	(31,658)

Cash Flows from Investing Activities
Proceeds from sales of available-for-sale and trading securities	241	14,784	38,981
Proceeds from sales of and distributions from companies	29,467	39,085	38,955
Advances to companies	(3,899)	(615)	(139)
Repayment of advances to companies	—	—	1,403
Acquisitions of ownership interests in companies and subsidiaries and funds, net of cash acquired	(44,964)	(58,263)	(45,831)
Advances to related party	(451)	—	—
Repayment of advances to related party	1,865	7,162	1,940
Increase in restricted cash and short-term investments	(55,602)	(42,160)	(16,263)
Decrease in restricted cash and short-term investments	57,387	16,143	21,783
Purchases of held-to-maturity securities	—	(16,715)	—
Capital expenditures	(44)	(272)	(242)
Other, net	—	1,068	8
Proceeds from sale of discontinued operations	—	125,853	—

Net cash provided by (used in) investing activities	(16,000)	86,070	40,595

Cash Flows from Financing Activities
Proceeds from convertible senior debentures	—	150,000	—
Payment of offering costs on convertible senior debentures	—	(4,887)	—
Repurchase of convertible subordinated notes	—	(200,000)	—
Payment of costs to repurchase convertible subordinated notes	—	(1,368)	—
Inter company advance from subsidiary	9,511	—	—
Issuance of Company common stock, net	61	1,392	326

Net cash provided by (used in) financing activities	9,572	(54,863)	326

Net Increase (Decrease) in Cash and Cash Equivalents	(19,962)	6,744	9,263
Cash and Cash Equivalents at beginning of period	128,262	121,518	112,255

Cash and Cash Equivalents at end of period	$108,300	$128,262	$121,518

     Parent Company cash and cash equivalents excludes marketable securities, which consists of longer-term securities, including commercial paper and certificates of deposit, which earn higher interest rates on longer-term maturities.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20. Supplemental Non-cash Financing and Investing Activities
     During the years ended December 31, 2005, 2004 and 2003, the Company converted $2.3 million, $1.2 million and $5.7 million, respectively, of advances to companies into ownership interests in companies.
     Interest paid in 2005, 2004 and 2003 was $6.6 million, $9.3 million and $12.2 million, respectively, of which $3.9 million in 2005, $7.6 million in 2004 and $10.0 million in 2003 was related to the Company’s convertible subordinated notes and senior debentures.
     Cash paid for taxes in the years ended December 31, 2005, 2004 and 2003 was $0.2 million, $0.2 million and $0.6 million, respectively.
     During the year ended December 31, 2005, the Company received a distribution from a private equity fund of 37,658 common shares of Arbinet-the-exchange (“Arbinet”), valued at $0.5 million on the date of distribution. The Arbinet shares were sold during 2005 for net cash proceeds of $0.2 million. During the year ended December 31, 2004, the Company sold its interest in Sanchez for $32.1 million in cash and 226,435 shares of FNF common stock valued at $8.3 million on the date of the merger. The FNF shares were sold during 2004 for net cash proceeds of $8.3 million. Also during 2004, the Company sold its interest in Tangram Enterprise Solutions for shares of Opsware, Inc. valued at $6.9 million. The Opsware shares were sold during 2004 for $6.5 million in net cash proceeds.
21. Operating Segments
     The Company presents five of its consolidated partner companies as separate segments — Alliance Consulting, Clarient, Laureate Pharma, Mantas and Pacific Title. The results of operations of the Company’s other partner companies, including Acsis (which was acquired in December 2005), those companies in which the Company has less than a majority interest and the Company’s ownership in private equity funds are reported in the “Other Companies” segment. For 2004, the results of Laureate Pharma, which was acquired in December 2004, were reported in “Other Companies.” This segment also includes the gain or loss on the sale of companies and funds, except for gains and losses included in discontinued operations.
     Our management evaluates segment performance based on segment revenue, operating income (loss) and income (loss) before income taxes, which reflects the portion of income (loss) allocated to minority shareholders.
     Other items include certain expenses which are not identifiable to the operations of our operating business segments. Other items primarily consists of general and administrative expenses related to our corporate operations including, employee compensation, insurance and professional fees, including legal, finance and consulting. Other items also includes interest income, interest expense and income taxes, which are reviewed by management independent of segment results.
     The following tables reflect the Company’s consolidated operating data by reportable segments. Each segment includes the results of the consolidated partner companies and records the Company’s share of income or losses for entities accounted for under the equity method. Segment results also include impairment charges, gains or losses related to the disposition of the partner companies and the mark to market of trading securities. All significant intersegment activity has been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and among the Company’s subsidiaries.
     Segment assets included in Other Items include primarily cash, cash equivalents and marketable securities of $141.2 million and $128.8 million at December 31, 2005 and 2004 respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Revenue is attributed to geographic areas based on where the services are performed or the customer’s shipped to location. A majority of the Company’s revenue is generated in the United States.
     As of December 31, 2005 and 2004, the Company’s assets were primarily located in the United States.
     The following represents the segment data from continuing operations:

	For the Year Ended December 31, 2005
	(in thousands)
									Total
	Alliance		Laureate		Pacific	Other	Total	Other	Continuing
	Consulting	Clarient	Pharma	Mantas	Title	Companies	Segments	Items	Operations
Revenues	$93,774	$20,150	$7,709	$31,215	$31,346	$2,022	$186,216	$—	$186,216
Operating income (loss)	$664	$(15,981)	$(10,471)	$(73)	$3,644	$(2,579)	$(24,796)	$(18,063)	$(42,859)
Net income (loss) from continuing operations	$(108)	$(9,717)	$(10,870)	$(77)	$3,748	$(3,347)	$(20,371)	$(16,793)	$(37,164)

Segment Assets
December 31, 2005	$84,146	$40,599	$21,479	$37,294	$18,864	$52,201	$254,583	$161,242	$415,825
December 31, 2004	$85,183	$36,302	$24,287	$37,123	$16,301	$47,275	$246,471	$193,342	$439,813

	For the Year Ended December 31, 2004
	(in thousands)
								Total
	Alliance			Pacific	Other	Total	Other	Continuing
	Consulting	Clarient	Mantas	Title	Companies	Segments	Items	Operations
Revenues	$93,148	$9,769	$22,282	$25,609	$2,162	$152,970	$—	$152,970
Operating income (loss)	$(5,024)	$(20,974)	$(11,740)	$1,226	$(1,647)	$(38,159)	$(19,259)	$(57,418)
Net income (loss) from continuing Operations	$(5,321)	$(12,829)	$(12,132)	$1,157	$25,887	$(3,238)	$(31,991)	$(35,229)

	For the Year Ended December 31, 2003
	(in thousands)
								Total
	Alliance			Pacific	Other	Total	Other	Continuing
	Consulting	Clarient	Mantas	Title	Companies	Segments	Items	Operations
Revenues	$87,648	$11,928	$17,811	$31,528	$12,697	$161,612	$—	$161,612
Operating income (loss)	$(18,344)	$(9,670)	$(13,844)	$5,674	$(3,908)	$(40,092)	$(21,691)	$(61,783)
Net income (loss) from continuing Operations	$(18,559)	$(6,568)	$(10,313)	$4,851	$28,308	$(2,281)	$(31,823)	$(34,104)
Other Items

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Corporate operations	$(16,836)	$(32,015)	$(31,614)
Income tax benefit (expense)	43	24	(209)

	$(16,793)	$(31,991)	$(31,823)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
22. Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2005
Revenue	$41,884	$46,497	$43,950	$53,885

Cost of sales	29,450	30,596	31,096	35,768
Selling, general and administrative	21,018	19,807	21,348	23,686
Research and development	2,644	2,206	2,626	3,058
Purchased in-process research and development	—	—	—	2,183
Amortization of intangibles	938	894	917	840
Impairment	—	—	—	—

Total operating expenses	54,050	53,503	55,987	65,535

Operating loss	(12,166)	(7,006)	(12,037)	(11,650)
Other income, net	(9)	1,259	966	5,122
Impairment — related party	(158)	(102)	—	288
Interest income	1,131	1,148	1,377	1,383
Interest expense	(1,536)	(1,564)	(1,672)	(1,740)
Equity loss	(4,031)	(1,376)	(599)	(591)
Minority interest	1,636	1,215	1,849	1,656

Net loss from continuing operations before income taxes	(15,133)	(6,426)	(10,116)	(5,532)
Income tax (expense) benefit	161	(150)	(42)	74

Net loss from continuing operations	(14,972)	(6,576)	(10,158)	(5,458)
Income (loss) from discontinued operations	(1,121)	(1,103)	(482)	7,800

	$(16,093)	$(7,679)	$(10,640)	$2,342

Basic net income (loss) per share (a)
Income (loss) from continuing operations	$(0.12)	$(0.05)	$(0.08)	$(0.05)
Income (loss) from discontinued operations	(0.01)	(0.01)	(0.01)	0.07

	$(0.13)	$(0.06)	$(0.09)	$0.02

Diluted net income (loss) per share (a)
Income (loss) from continuing operations	$(0.12)	$(0.06)	(0.08)	$(0.05)
Income (loss) from discontinued operations	(0.01)	—	(0.01)	0.07

	$(0.13)	$(0.06)	$(0.09)	$0.02

2004
Revenue	$38,077	$38,850	$34,263	$41,780

Cost of sales	25,089	25,038	25,393	30,007
Selling, general and administrative	21,971	25,260	21,770	21,329
Research and development	2,982	2,743	2,738	2,565
Purchased in-process research and development	89	—	—	—
Amortization of intangibles	1,030	790	819	775

Total operating expenses	51,161	53,831	50,720	54,676

Operating loss	(13,084)	(14,981)	(16,457)	(12,896)
Other income (loss), net	10,479	29,998	(921)	(752)
Impairment — related party	—	—	—	(3,400)
Interest income	452	522	582	1,072
Interest expense	(3,178)	(2,500)	(2,208)	(1,875)
Equity loss	(2,374)	(3,927)	(2,772)	(5,461)
Minority interest	2,371	971	2,543	2,543

Net income (loss) from continuing operations before income taxes	(5,334)	10,083	(19,233)	(20,769)
Income tax (expense) benefit	(40)	(89)	72	81

Net income (loss) from continuing operations	(5,374)	9,994	(19,161)	(20,688)
Income (loss) from discontinued operations	740	(22,455)	38	2,086

	$(4,634)	$(12,461)	$(19,123)	$(18,602)

Basic net income (loss) per share (a)
Income (loss) from continuing operations	$(0.04)	$0.08	$(0.16)	$(0.17)
Income (loss) from discontinued operations	—	(0.18)	—	0.02

	$(0.04)	$(0.10)	$(0.16)	$(0.15)

Diluted net income (loss) per share (a)
Income (loss) from continuing operations	$(0.04)	$0.08	$(0.16)	$(0.17)
Income (loss) from discontinued operations	—	(0.18)	—	0.02

	$(0.04)	$(0.10)	$(0.16)	$(0.15)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(a)	Per share amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period. Additionally, in regard to diluted per share amounts only, quarterly amounts may not add to the annual amounts because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive, and because of the adjustments to net income (loss) for the dilutive effect of holdings common stock equivalents and convertible securities.
23. Trade Accounts Receivable
     The following table summarizes the activity in the allowance for doubtful accounts:

(In thousands)
Balance, December 31, 2002	$1,347
Charged to costs and expenses	779
Charge-offs	(1,043)
Other	(67)

Balance, December 31, 2003	1,016
Charged to costs and expenses	643
Charge-offs	(309)
Other	(272)

Balance, December 31, 2004	1,078
Charged to costs and expenses	1,612
Charge-offs	(1,220)
Other	250

Balance, December 31, 2005	$1,720

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our business strategy involves the acquisition of new businesses on an on-going basis, most of which are young, growing companies. Typically, these companies have not historically had all of the controls and procedures they would need to comply with the requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder. These companies also frequently develop new products and services. Following an acquisition, or the launch of a new product or service, we work with the company’s management to implement all necessary controls and procedures.
     (b) Management’s Report on Internal Control Over Financial Reporting
     Our management’s report on internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K and is incorporated by reference herein.
     (c) Change in Internal Control over Financial Reporting
     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     A total of 5,400,000 shares of our common stock are authorized for issuance under the 2001 Plan. At December 31, 2005, 3,865,504 shares were subject to outstanding options, 20,241 shares were available for future issuance, and 1,514,255 shares had been issued under the 2001 Plan. If any option granted under the 2001 Plan expires or is terminated, surrendered, canceled or forfeited, or if any shares of restricted stock, performance units or other stock-based grants are forfeited, the unused shares of common stock covered by such grants will again be available for grant under the 2001 Plan.
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
     During 2005, the Safeguard Board’s Compensation Committee granted “employee inducement” awards to two newly hired executive officers. The awards were granted outside of Safeguard’s existing equity compensation plans under NYSE rules and consisted of options to purchase up to an aggregate of 6,000,000 shares of Safeguard common stock. The awards have an eight-year term and a per share exercise price equal to the average of the high and low prices of Safeguard common stock on the respective executive’s employment commencement date. Of the shares underlying the options, an aggregate of 375,000 shares will vest on the first anniversary of the grant date, 1,125,000 shares will vest in 36 equal monthly installments thereafter and the remaining 4,500,000 shares will vest incrementally based upon the achievement of certain specified levels of improvement in Safeguard’s market capitalization. With the exception of the performance-based vesting provisions, the terms and provisions of the employee inducement awards are substantially the same as options previously awarded to other executives under Safeguard’s equity compensation plans.
     The following table provides information as of December 31, 2005 about the securities authorized for issuance under our equity compensation plans.
Equity Compensation Plan Information

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights (1)	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	10,585,445	$2.6576	3,455,372

Equity compensation plans not approved by security holders (3)	9,865,504	$1.7754	20,241

Total	20,450,949	$2.1988	3,475,613

(1)	The weighted average exercise price calculation excludes 1,480,232 shares underlying outstanding deferred stock units awarded to executive officers and directors included in column (a) which are payable in stock, on a one-for-one basis.

(2)	Represents awards granted, and shares available for issuance, under the 1990 Stock Option Plan, the 1999 Equity Compensation Plan and the 2004 Equity Compensation Plan. Includes 1,376,214 shares underlying deferred stock units awarded to executive officers and directors for no consideration and 104,018 shares underlying deferred stock units awarded to directors in lieu of all or a portion of directors’ fees. Payments in respect of deferred stock units are generally distributable following termination of employment or service, death, permanent disability or retirement. The value of the deferred stock units was approximately $4.6 million based on the fair value of the stock on the various grant dates. The deferred stock units generally vest over a period of four years, with the exception of deferred stock units issued to directors in lieu of compensation, which are fully vested, and matching deferred stock units awarded to directors, which vest on the first anniversary of the grant.

(3) Includes awards granted and shares available for issuance under the 2001 Plan and 6,000,000 “employee inducement” awards.
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

		Incorporated Filing Reference
			Original
		Form Type &	Exhibit
Exhibit Number	Description	Filing Date	Number
2.1	Agreement and Plan of Merger, dated as of May 27, 2004, among CompuCom Systems, Inc., CHR Holding Corporation and CHR Merger Corporation	Form 8-K 5/28/04	99.2

2.2	Agreement and Plan of Merger dated as of November 9, 2005 by and among Safeguard Delaware, Inc., Safeguard Scientifics, Inc., AI Acquisition Corporation, Acsis, Inc., certain stockholders of Acsis, Inc., and Wand Equity Portfolio II LP	Form 8-K 11/10/05	99.1

3.1	Amended and Restated Articles of Incorporation of Safeguard	Form 10-K 3/15/04	3.1

3.2	By-laws of Safeguard, as amended	Form 10-Q 5/15/01	3.1

4.1	Rights Agreement dated as of March 1, 2000 between Safeguard Scientifics, Inc. and ChaseMellon Shareholder Services LLC, as Rights Agent	Form 8-K 2/29/00	4

4.2	Designation of Series A Junior Participating Preferred Shares	Form 10-K 3/22/00	4.11

4.3.1	Indenture, dated as of February 18, 2004 between Safeguard Scientifics, Inc. and Wachovia Bank, National Association, as trustee, including the form of 2.625% Convertible Senior Debentures due 2024	Form 10-K 3/15/04	4.10

4.3.2	Purchase Agreement dated February 18, 2004 of Safeguard Scientifics, Inc. to issue and sell to Wachovia Capital Markets, 2.625% Convertible Senior Debentures Due 2024	Form 10-K 3/15/04	4.11

4.3.3	Registration Rights Agreement dated as of February 18, 2004 between Safeguard Scientifics, Inc. and Wachovia Capital Markets, LLC	Form 10-K 3/15/04	4.12

10.1 *	1990 Stock Option Plan, as amended	Form 10-K 3/31/97	4.3

10.2.1 *	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended	Form 10-K 4/2/01	4.3

10.2.2 *	Amendment No. 1 to the Safeguard Scientifics, Inc. 1999 Equity Compensation Plan	Form 10-Q 8/6/04	10.2

10.3.1	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan	Form S-8 11/14/01	4.1

10.3.2	Amendment No. 1 to the Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan	Form 10-K 3/21/03	4.4.1

10.3.3	Amendment No. 2 to the Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan	Form 10-Q 8/6/04	10.3

10.4 *	Safeguard Scientifics, Inc. 2004 Equity Compensation Plan	Form 10-Q 8/6/04	10.1

		Incorporated Filing Reference
			Original
		Form Type &	Exhibit
Exhibit Number	Description	Filing Date	Number
10.5 *	Stock Option Grant Certificate issued to Peter J. Boni dated August 16, 2005	Form 10-Q 11/9/05	10.2

10.6 *	Stock Option Grant Certificate issued to James A. Datin dated September 7, 2005	Form 10-Q 11/9/05	10.4

10.7 *	Stock Option Grant Certificate issued to John A. Loftus dated September 13, 2005	Form 8-K 9/19/05	99.1

10.8.1*	Stock Option Grant Certificate issued to Christopher J. Davis dated October 25, 2005	Form 8-K 10/31/05	99.1

10.8.2 *	Stock Option Grant Certificate issued to Christopher J. Davis dated December16, 2005	Form 8-K 12/21/05	99.1

10.9 *	Stock Option Grant Certificate issued to Steven J. Feder dated October 25, 2005	Form 8-K 10/31/05	99.2

10.10 *	Form of directors’ stock option grant certificate	Form 10-Q 11/9/04	10.3

10.11 *	Form of officers’ stock option grant certificate	Form 10-Q 11/9/04	10.4

10.12 *	Safeguard Scientifics, Inc. Group Stock Unit Award Program—form of grant document	Form 10-Q 11/9/04	10.5

10.13 *	Safeguard Scientifics, Inc. Group Stock Unit Program for Directors—form of grant document	Form 10-Q 11/9/04	10.6

10.14 *	Form of Restricted Stock Grant Agreement	Form 10-Q 11/9/04	10.7

10.15 *	Safeguard Scientifics, Inc. Long Term Incentive Plan, as amended and restated effective June 15, 1994	Form 10-K 3/30/95	10.6

10.16 *†	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of October 25, 2005)	—	—

10.17 *	2005 Management Incentive Plan	Form 8-K 4/29/05	99.1

10.18 *	2006 Management Incentive Plan	Form 8-K 2/27/06	99.1

10.19.1 *	Letter Agreement dated October 12, 2001, between Safeguard Scientifics, Inc. and Anthony L. Craig	Form 10-K 4/1/02	10.20

10.19.2 *	Letter Agreement, dated January 1, 2003, between Safeguard Scientifics, Inc. and Anthony L. Craig	Form 10-K 3/21/03	10.17

10.19.3 *	Employment Transition and Retirement Agreement between Safeguard Scientifics, Inc. and Anthony L. Craig dated April 13, 2005	Form 8-K 4/15/05	99.1

10.20 *	Employment Agreement dated August 17, 2004 between Safeguard Scientifics, Inc. and Michael F. Cola	Form 10-Q 11/9/04	10.1

10.21 *	Employment Agreement dated August 17, 2004 between Safeguard Scientifics, Inc. and Christopher J. Davis	Form 10-Q 11/9/04	10.2

10.22 *	Employment Letter, effective November 17, 2004, and Letter Agreement, dated November 17, 2004, by and between Safeguard Scientifics, Inc. and Steven J. Feder	Form 8-K 11/19/04	99.1

10.23 *	Letter Agreement dated February 25, 2005 by and between Safeguard Scientifics, Inc. and John A. Loftus	Form 8-K 2/25/05	99.1

10.24 *	Agreement by and between Safeguard Scientifics, Inc. and Peter J. Boni dated August 1, 2005	Form 8-K 8/4/05	99.1

		Incorporated Filing Reference
			Original
		Form Type &	Exhibit
Exhibit Number	Description	Filing Date	Number
10.25 *	Agreement by and between Safeguard Scientifics, Inc. and James A. Datin dated September 7, 2005	Form 8-K 9/13/05	99.1

10.26.1	Amended and Restated Demand Note dated May 18, 2001 given by Warren V. Musser for advances by Bonfield Insurance, Ltd.	Form 10-Q 8/14/01	10.4

10.26.2	Agreement to Restructure by and among Warren V. Musser and Hillary Grinker Musser and Safeguard Scientifics, Inc. and Bonfield Insurance, Ltd., dated as of April 16, 2001	Form 10-Q 8/14/01	10.5

10.26.3	Amendment to Agreement to Restructure by and among Warren V. Musser and Hillary Grinker Musser and Safeguard Scientifics, Inc. and Bonfield Insurance, Ltd., dated May 18, 2001	Form 10-Q 8/14/01	10.6

10.26.4	Employment Agreement dated as of October 15, 2001 between Safeguard Scientifics, Inc. and Warren V. Musser	Form 10-K 4/1/02	10.14

10.27.1	Loan Agreement dated May 10, 2002 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 8/14/02	10.1

10.27.2	First Amendment dated May 9, 2003 to Loan Agreement dated May 10, 2002, by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 5/13/03	10.1

10.27.3	Second Amendment dated February 12, 2004 to Loan Agreement dated May 10, 2002 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-K 3/15/04	10.19

10.27.4	Third Amendment dated May 5, 2004 to Loan Agreement dated May 10, 2002 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 5/10/04	10.29

10.27.5	Fourth Amendment dated September 30, 2004 to Loan Agreement dated May 10, 2002 by and among Comerica Bank, successor by merger to Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 10/5/04	10.1

10.27.6	Fifth Amendment dated as of May 2, 2005, to Loan Agreement dated as of May 10, 2002, as amended, by and among Comerica Bank, successor by merger to Comerica Bank – California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 5/6/05	99.1

10.27.7	Sixth Amendment dated as of August 1, 2005, to Loan Agreement dated as of May 10, 2002, as amended, by and among Comerica Bank, successor by merger to Comerica Bank – California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 8/4/05	99.4

10.27.8	Guaranty dated May 10, 2002 by Safeguard Scientifics, Inc. to Comerica Bank, successor by merger to Comerica Bank—California	Form 10-K 3/15/05	10.18.6

10.27.9	Affirmation and Amendment of Guaranty dated September 30, 2004, by Safeguard Scientifics, Inc. to Comerica Bank, successor by merger to Comerica Bank—California	Form 8-K 10/5/04	10.2

		Incorporated Filing Reference
			Original
		Form Type &	Exhibit
Exhibit Number	Description	Filing Date	Number
10.28.1	Loan Agreement dated September 25, 2003, by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	Form 10-K 3/15/05	10.19.1

10.28.2	First Amendment dated December 12, 2003 to Loan Agreement dated September 25, 2003 by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	Form 10-K 3/15/05	10.19.2

10.28.3	Second Amendment dated May 27, 2004 to Loan Agreement dated September 25, 2003 by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	Form 10-K 3/15/05	10.19.3

10.28.4	Third Amendment dated August 9, 2004 to Loan Agreement dated September 25, 2003 by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	Form 10-K 3/15/05	10.19.4

10.28.5	Fourth Amendment dated September 30, 2004 to Loan Agreement dated September 25, 2003 by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	Form 8-K 10/5/04	10.3

10.28.6	Guaranty dated September 30, 2004 by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Alliance Consulting)	Form 8-K 10/5/04	10.4

10.28.7	Affirmation of Guaranty dated September 30, 2004 by Safeguard Scientifics, Inc.	Form 8-K 10/5/04	10.5

10.28.8	Fifth Amendment dated March 11, 2005 to Loan Agreement dated September 25, 2003 by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	Form 10-K 3/15/05	10.19.8

10.28.9 †	Sixth Amendment dated June 30, 2005 to Loan Agreement dated September 25, 2003 by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	—	—

10.28.10	Seventh Amendment dated as of February 28, 2006 to Loan Agreement dated September 25, 2003 by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	Form 8-K 3/6/06	99.5

10.28.11	Amendment and Affirmation of Guaranty dated as of February 28, 2006 by Safeguard Scientifics, Inc. (on behalf of Alliance)	Form 8-K 3/6/06	99.6

10.28.12	Amendment and Affirmation of Guaranty dated as of February 28, 2006 by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Alliance)	Form 8-K 3/6/06	99.7

10.29.1	Loan Agreement dated March 11, 2005, by and between Comerica Bank—California and ChromaVision Medical Systems, Inc.	(1)	10.10

10.29.2	First Amendment dated October 21, 2003 to Loan and Security Agreement dated February 13, 2003 between ChromaVision Medical Systems, Inc. and Comerica Bank	(2)	10.4

10.29.3	Second Amendment dated January 22, 2004 to Loan and Security Agreement dated February 13, 2003 between ChromaVision Medical Systems, Inc. and Comerica Bank	(3)	10.6

10.29.4	Third Amendment dated as of January 31, 2005 to Loan Agreement dated February 13, 2003 by and between Comerica Bank and ChromaVision Medical Systems, Inc.	Form 8-K 2/3/05	99.2

10.29.5	Fourth Amendment dated as of March 11, 2005 to Loan Agreement dated February 13, 2003 by and between Comerica Bank and ChromaVision Medical Systems, Inc.	(3)	10.8

		Incorporated Filing Reference
			Original
		Form Type &	Exhibit
Exhibit Number	Description	Filing Date	Number
10.29.6	Amended and Restated Unconditional Guaranty dated March 11, 2005 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of ChromaVision)	(3)	10.9

10.29.7	Reimbursement and Indemnity Agreement dated as of March 11, 2005 by ChromaVision Medical Systems, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	(3)	10.10

10.29.8	Waiver and Fifth Amendment dated as of August 1, 2005 to Loan Agreement dated February 13, 2003 by and between Comerica Bank and Clarient, Inc.	(4)	99.1

10.29.9	Second Amended and Restated Unconditional Guaranty dated August 1, 2005 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Clarient, Inc.)	(4)	99.2

10.29.10	Reimbursement and Indemnity Agreement dated as of August 1, 2005 by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	(4)	99.3

10.29.11	Sixth Amendment dated as of February 28, 2006, to Loan Agreement dated as of February 13, 2003, as amended, by and between Comerica Bank and Clarient, Inc., formerly known as ChromaVision Medical Systems, Inc.	Form 8-K 3/6/06	99.3

10.30.1	Loan and Security Agreement dated as of December 1, 2004 by and between Comerica Bank and Laureate Pharma, Inc.	Form 8-K 12/7/04	99.1

10.30.2	Guaranty dated December 1, 2004 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Laureate Pharma)	Form 8-K 12/7/04	99.2

10.30.3	First Amendment dated as of January 31, 2005 to Loan and Security Agreement dated as of December 1, 2004 by and between Comerica Bank and Laureate Pharma, Inc.	Form 8-K 2/3/05	99.3

10.30.4	Second Amendment dated as of May 5, 2005 to Loan and Security Agreement dated as of December 1, 2004 by and between Comerica Bank and Laureate Pharma, Inc.	Form 10-Q 8/8/05	10.4

10.30.5	Third Amendment dated as of June 20, 2005 to Loan and Security Agreement dated as of December 1, 2004 by and between Comerica Bank and Laureate Pharma, Inc.	Form 10-Q 8/8/05	10.5

10.30.6	Affirmation and Amendment of Guaranty dated June 20, 2005 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Laureate Pharma)	Form 10-Q 8/8/05	10.6

10.30.7	Fourth Amendment dated as of February 28, 2006 to Loan and Security Agreement dated as of December 1, 2004, by and between Comerica Bank and Laureate Pharma, Inc.	Form 8-K 3/6/06	99.4

10.31.1	Amended and Restated Loan and Security Agreement dated as of December 15, 2002, by and between Comerica Bank—California and Mantas, Inc.	Form 10-K 3/15/05	10.22.1

		Incorporated Filing Reference
			Original
		Form Type &	Exhibit
Exhibit Number	Description	Filing Date	Number
10.31.2	First Amendment dated as of March 19, 2004, to Amended and Restated Loan and Security Agreement dated as of December 15, 2002 by and between Comerica Bank, successor by merger to Comerica Bank—California, and Mantas, Inc.	Form 10-K 3/15/05	10.22.2

10.31.3	Second Amendment dated as of March 31, 2004, to Amended and Restated Loan and Security Agreement dated as of December 15, 2002 by and between Comerica Bank, successor by merger to Comerica Bank—California, and Mantas, Inc.	Form 10-K 3/15/05	10.22.3

10.31.4	Unconditional Guaranty dated March 31, 2004 to Comerica Bank provided by Safeguard Delaware, Inc. (on behalf of Mantas)	Form 10-K 3/15/05	10.22.4

10.31.5	Third Amendment dated as of January 28, 2005, to Amended and Restated Loan and Security Agreement dated as of December 15, 2002 by and between Comerica Bank, successor by merger to Comerica Bank—California, and Mantas, Inc.	Form 8-K 2/3/05	99.1

10.31.6	Fourth Amendment dated March 14, 2005, to Amended and Restated Loan and Security Agreement dated as of December 15, 2002 by and between Comerica Bank, successor by merger to Comerica Bank—California, and Mantas, Inc.	Form 10-K 3/15/05	10.22.6

10.31.7	Fifth Amendment and Consent dated as of February 28, 2006, to Amended and Restated Loan and Security Agreement dated as of December 15, 2002, as amended, by and between Comerica Bank, successor by merger to Comerica Bank – California, and Mantas, Inc.	Form 8-K 3/6/06	99.1

10.31.8	Guaranty dated as of February 28, 2006 by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Mantas, Inc.)	Form 8-K 3/6/06	99.2

10.32.1	Amended and Restated Loan and Security Agreement dated as of January 31, 2005, by and between Comerica Bank and Pacific Title & Arts Studio, Inc.	Form 8-K 2/3/05	99.4

10.32.2	First Amendment dated as of March 11, 2005 to Amended and Restated Loan and Security Agreement dated as of January 31, 2005, by and between Comerica Bank and Pacific Title & Arts Studio, Inc.	Form 10-Q 5/9/05	10.13

10.32.3	Second Amendment dated as of February 28, 2006 to Amended and Restated Loan and Security Agreement dated as of January 31, 2005, by and between Comerica Bank and Pacific Title & Art Studio, Inc., formerly known as Pacific Title & Arts Studio, Inc.	Form 8-K 3/6/06	99.8

10.33.1	Securities Purchase Agreement dated November 8, 2005 by and among Clarient, Inc. and the investors named therein	(5)	99.1

10.33.2	Registration Rights Agreement dated November 8, 2005 by and among Clarient, Inc. and the investors named therein	(5)	99.2

10.33.3	Form of Common Stock Purchase Warrant issued by Clarient, Inc. pursuant to the Securities Purchase Agreement dated November 8, 2005	(5)	99.3

10.34	Asset Purchase Agreement dated as of October 20, 2004, by and among Safeguard Scientifics, Inc., Biopharma Acquisition Company, Inc. (now known as Laureate Pharma, Inc.), Laureate Pharma, L.P. and Purdue Pharma, L.P.	Form 8-K 10/25/04	10.1

Incorporated Filing Reference
Original
		Form Type &	Exhibit
Exhibit Number	Description	Filing Date	Number
10.35	Letter of Credit issued to W.P. Carey	Form 8-K 10/5/04	10.1

10.36 †	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	—	—

10.37	Asset Purchase Agreement dated as of December 27, 2005 by and between Laureate Pharma, Inc. and Discovery Laboratories, Inc.	(6)	10.1

14 †	Code of Business Conduct and Ethics	—	—

21 †	List of Subsidiaries	—	—

23.1 †	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—

31.1 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2 †	Certification of Christopher J. Davis pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2 †	Certification of Christopher J. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference to the Annual Report on Form 10-K filed March 31, 2003 by Clarient, Inc. (SEC File No. 000-22677)

(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 14, 2003 by Clarient, Inc. (SEC File No. 000-22677)

(3)	Incorporated by reference to the Annual Report on Form 10-K filed March 14, 2005 by Clarient, Inc. (SEC File No. 000-22677)

(4)	Incorporated by reference to the Current Report on Form 8-K filed on August 4, 2005 by Clarient, Inc. (SEC File No. 000-22677)

(5)	Incorporated by reference to the Current Report on Form 8-K filed on November 9, 2005 by Clarient, Inc. (SEC File No. 000-22677)

(6)	Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2006 by Discovery Laboratories, Inc. (SEC File No. 000-26422)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safeguard Scientifics, Inc.

	By:	PETER J. BONI

Peter j. boni
President and Chief Executive Officer
Dated: March 10, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Peter j. Boni	President and Chief Executive	Dated: March 10, 2006

Peter J. Boni	Officer and Director (Principal Executive Officer)

Christopher J. Davis	Executive Vice President and	Dated: March 10, 2006

Christopher J. Davis	Chief Administrative and
Financial Officer
(Principal Financial and
Accounting Officer)

Anthony l. Craig	Director	Dated: March 10, 2006

Anthony L. Craig

Julie A. Dobson	Director	Dated: March 10, 2006

Julie A. Dobson

Robert E. Keith, JR.	Chairman of the Board of	Dated: March 10, 2006

Robert E. Keith, Jr.	Directors

Andrew E. Lietz	Director	Dated: March 10, 2006

Andrew E. Lietz

George Mackenzie	Director	Dated: March 10, 2006

George MacKenzie

Jack L. Messman	Director	Dated: March 10, 2006

Jack L. Messman

John W. Poduska, SR.	Director	Dated: March 10, 2006

John W. Poduska Sr.

Robert Ripp	Director	Dated: March 10, 2006

Robert Ripp

John J. Roberts	Director	Dated: March 10, 2006

John J. Roberts