Form 10-Q
period 2006-03-31
SAFEGUARD SCIENTIFICS INC
filed 2006-05-05
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2006

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
Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑
Number of shares outstanding as of May 1, 2006
Common Stock 120,152,788

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT FORM 10-Q
INDEX
PART I - FINANCIAL INFORMATION

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(in thousands
	except per share data)
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$121,858	$127,553
Restricted cash	432	1,348
Marketable securities	23,373	31,770
Trading securities	3,482	—
Restricted marketable securities	3,817	3,805
Accounts receivable, less allowances ($1,651 - 2006; $1,720- 2005)	49,145	49,656
Prepaid expenses and other current assets	6,064	6,122
Current assets of discontinued operations	218	—

Total current assets	208,389	220,254
Property and equipment, net	41,417	39,520
Ownership interests in and advances to companies	15,209	17,897
Long-term marketable securities	3,085	3,311
Long-term restricted marketable securities	7,543	9,457
Intangible assets, net	14,391	15,618
Goodwill	96,587	96,994
Note receivable — related party	275	—
Other	8,150	9,119
Non-current assets of discontinued operations	3,647	4,030

Total Assets	$398,693	$416,200

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion of credit line borrowings	$16,038	$14,523
Current maturities of long-term debt	3,382	3,380
Current portion of convertible senior debentures	—	5,000
Accounts payable	7,935	11,380
Accrued compensation and benefits	12,051	14,859
Accrued expenses and other current liabilities	14,046	16,119
Deferred revenue	7,397	8,062
Current liabilities of discontinued operations	124	1,119

Total current liabilities	60,973	74,442
Long-term debt	6,575	5,170
Other long-term liabilities	16,016	15,095
Convertible senior debentures	145,000	145,000
Deferred taxes	871	895
Minority interest	8,475	10,478
Non-current liabilities of discontinued operations	138	145

Commitments and contingencies
Redeemable stock-based compensation	2,036	—

Shareholders’ Equity
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 120,140 and 119,935 shares issued and outstanding in 2006 and 2005	12,014	11,993
Additional paid-in capital	747,226	747,953
Accumulated deficit	(603,540)	(597,088)
Accumulated other comprehensive income	2,909	3,166
Treasury stock, at cost (2 shares-2005)	—	(6)
Unamortized deferred compensation	—	(1,043)

Total shareholders’ equity	158,609	164,975

Total Liabilities and Shareholders’ Equity	$398,693	$416,200

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share data)
	(unaudited)
Revenue
Product sales	$5,467	$2,031
Service sales	50,017	36,511

Total revenue	55,484	38,542

Operating Expenses
Cost of sales — product	2,366	685
Cost of sales — service	35,115	26,544
Selling, general and administrative	26,123	20,273
Research and development	3,606	2,644
Amortization of intangibles	1,279	938

Total operating expenses	68,489	51,084

Operating loss	(13,005)	(12,542)
Other income (loss), net	3,137	(9)
Impairment — related party	—	(158)
Interest income	1,570	1,131
Interest expense	(1,634)	(1,536)
Equity loss	(605)	(4,031)
Minority interest	1,997	1,636

Net loss from continuing operations before income taxes	(8,540)	(15,509)
Income tax (expense) benefit	(82)	161

Net loss from continuing operations	(8,622)	(15,348)
Income from discontinued operations, net of income taxes	2,170	(745)

Net Loss	$(6,452)	$(16,093)

Basic and Diluted Income (Loss) Per Share:
Net loss from continuing operations	$(0.07)	$(0.13)
Income from discontinued operations	0.02	—

Net Loss Per Share	$(0.05)	$(0.13)

Shares Used in Computing Basic and Diluted Loss Per Share	121,279	120,653

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
	(in thousands)
	(unaudited)
Cash flows from operating activities of discontinued operations	$30	$824
Cash flows from operating activities of continuing operations	(10,390)	(10,010)

Net cash used in operating activities	(10,360)	(9,186)

Cash Flows from Investing Activities
Proceeds from sales of and distributions from companies and funds	1,519	381
Acquisitions of ownership interests in companies, funds and subsidiaries, net of cash acquired	(1,464)	(2,110)
(Recovery costs) repayments of note-receivable related party	(275)	2
Increase in restricted cash and marketable securities	(6,522)	(12,015)
Decrease in restricted cash and marketable securities	14,919	4,575
Proceeds from the sale of property and equipment	394	—
Capital expenditures	(4,668)	(2,920)
Capitalized software costs	(53)	—
Other, net	(52)	23
Proceeds from sale of discontinued operations, net	1,634	—

Net cash provided by (used in) investing activities	5,432	(12,064)

Cash Flows from Financing Activities
Repurchase of convertible senior debentures	(3,775)	—
Borrowings on revolving credit facilities	34,065	20,306
Repayments on revolving credit facilities	(32,562)	(22,701)
Borrowings on term debt	2,939	442
Repayments on term debt	(1,532)	(980)
Decrease in restricted cash	(182)	508
Issuance of Company common stock, net	327	—
Issuance of subsidiary common stock, net	23	60
Purchase of subsidiary common stock, net	—	(163)
Offering costs on issuance of subsidiary common stock	(70)	—

Net cash provided by (used in) financing activities	(767)	(2,528)

Net Increase (Decrease) in Cash and Cash Equivalents	(5,695)	(23,778)
Cash and Cash Equivalents at beginning of period	127,553	146,874

Cash and Cash Equivalents at end of period	$121,858	$123,096

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
1. GENERAL
     The accompanying unaudited interim Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statements rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and included together with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2005 Annual Report on Form 10-K.
2. BASIS OF PRESENTATION
     The Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which it directly or indirectly owns more than 50% of the outstanding voting securities.
     The Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows include the following subsidiaries:

Three Months Ended March 31,
2006	2005
Acsis, Inc. (“Acsis”)	Alliance Consulting
Alliance Consulting Group	Clarient
Associates, Inc. (“Alliance	Laureate Pharma
Consulting”)	Mantas
Clarient, Inc. (“Clarient”)	Pacific Title
Laureate Pharma, Inc. (“Laureate Pharma”)
Mantas, Inc. (“Mantas”)
Pacific Title and Art Studio, Inc. (“Pacific Title”)
     The Company’s Consolidated Balance Sheets include the following majority-owned subsidiaries:

March 31, 2006	December 31, 2005
Acsis	Acsis
Alliance Consulting	Alliance Consulting
Clarient	Clarient
Laureate Pharma	Laureate Pharma
Mantas	Mantas
Pacific Title	Pacific Title
     Alliance Consulting operates on a 52 or 53-week fiscal year, ending on the Saturday closest to the end of the fiscal period. The Company and all other subsidiaries operate on a calendar year. Alliance Consulting’s first quarter ended on April 1, 2006 and April 2, 2005, each a period of 13 weeks.
     See Note 3 for discontinued operations treatment of components of Alliance Consulting, Laureate Pharma and Mantas.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2006
3. DISCONTINUED OPERATIONS
     Laureate Pharma – Totowa Facility
     In December 2005, Laureate Pharma sold its Totowa operations for $16.0 million in cash. Laureate Pharma recognized a $7.7 million gain on the transaction. The Company has reported its operations related to the Totowa location as discontinued operations in 2005.
     Mantas – Telecommunications Business
     Mantas sold its telecommunications business and certain related assets and liabilities in the first quarter of 2006 for $2.1 million in cash. As a result of the sale, Mantas recorded a gain of $1.9 million in the first quarter of 2006.
     Alliance Consulting – Southwest Region
     During the first quarter of 2006, Alliance Consulting announced its intent to sell its Southwest region and subsequently completed the sale on May 1, 2006 for proceeds of $4.5 million, including cash of $3.0 million and stock of $1.5 million. As a result of the sale, Alliance Consulting expects to record a gain of approximately $0.7 million in the second quarter of 2006. Alliance Consulting’s Southwest region is classified as held for sale at March 31, 2006 and is reported in discontinued operations for all periods presented.
Results of all discontinued operations were as follows:

	Three Months ended March 31,
	2006	2005
	(in thousands)
	(unaudited)
Revenue	$2,912	$4,302
Operating expenses	(2,650)	(5,047)

Net income (loss) from operations	262	(745)
Gain on disposal	1,908	—

Income (loss) from discontinued operations, net of income taxes	$2,170	$(745)

     The assets and liabilities of the discontinued operations were as follows:

	March 31,	December 31,
	2006	2005
	(in thousands)
	(unaudited)
Accounts receivable, less allowances	$218	$—

Total current assets	218	—

Property and equipment, net	160	173
Goodwill	3,475	3,845
Other assets	12	12

Total non-current assets	3,647	4,030

Total Assets	$3,865	$4,030

Accrued compensation and benefits	$17	$—
Deferred revenue	107	1,119

Total current liabilities	124	1,119
Other long-term liabilities	138	145

Total liabilities	$262	$1,264

Carrying value	$3,603	$2,766

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2006
4. MARKETABLE SECURITIES
     Marketable securities include the following:

	Current		Long-term
	March 31,	December 31,	March 31,	December 31,
	2006	2005	2006	2005
	(in thousands)
	(unaudited)		(unaudited)
Held-to-maturity:
Certificates of deposit	$9,789	$12,289	$—	$—
U.S. Treasury securities	1,109	2,845	—	—
Mortgage and asset-backed securities	—	2,457	—	—
Commercial paper	12,475	14,179	—	—

	23,373	31,770	—	—
Restricted U.S. Treasury securities	3,817	3,805	7,543	9,457

	27,190	35,575	7,543	9,457

Available-for-sale:
Equity securities	—	—	3,085	3,311

Trading securities:
Equity securities	3,482	—	—	—

	$30,672	$35,575	$10,628	$12,768

     As of March 31, 2006, the contractual maturities of securities are as follows:

	Years to Maturity
	(in thousands)
	(unaudited)
	Less Than	One to	No Single
	One Year	Five Years	Maturity Date	Total
Held-to-maturity	$27,190	$7,543	$—	$34,733
Available-for-sale	—	—	3,085	3,085
Trading securities	3,482	—	—	3,482

	$30,672	$7,543	$3,085	$41,300

     As of March 31, 2006 and December 31, 2005, the Company’s investment in available-for-sale securities had generated, on a cumulative basis, unrealized gains of $3.1 million and $ 3.3 million, respectively, which are reflected in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets. As of March 31, 2006, the Company recorded $0.8 million of unrealized gains associated with the Company’s investment in trading securities, which is reflected in Other Income (Loss), Net in the Consolidated Statement of Operations for the three months ended March 31, 2006.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
     The following is a summary of changes in the carrying amount of goodwill by segment:

	Alliance
	Consulting	Clarient	Mantas	Acsis	Total
	(in thousands)
	(unaudited)
Balance at December 31, 2005	$51,314	$14,259	$19,490	$11,931	$96,994
Purchase price adjustments	—	—	(25)	(382)	(407)

Balance at March 31, 2006	$51,314	$14,259	$19,465	$11,549	$96,587

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2006
     As discussed in Note 15, certain purchase price adjustments are not final.
     Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite and indefinite useful lives:

	March 31, 2006
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
	(unaudited)
Customer-related	7 -10 years	$8,991	$1,890	$7,101
Technology-related	3 - 10 years	12,934	10,446	2,488
Process-related	3 years	1,363	644	719
Tradenames	20 years	1,222	20	1,202
Covenant not to compete	1 year	470	156	314

		24,980	13,156	11,824
Tradenames	Indefinite	2,567	—	2,567

Total		$27,547	$13,156	$14,391

	December 31, 2005
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
Customer-related	7 - 10 years	$8,991	$1,626	$7,365
Technology-related	3 - 10 years	12,882	9,677	3,205
Process-related	3 years	1,363	530	833
Tradenames	20 years	1,222	5	1,217
Covenant not to compete	1 year	470	39	431

		24,928	11,877	13,051
Tradenames	Indefinite	2,567	—	2,567

Total		$27,495	$11,877	$15,618

     Amortization expense related to intangible assets was $1.3 million and $0.9 million for the three months ended March 31, 2006, and 2005, respectively. The following table provides estimated future amortization expense related to intangible assets:

Total
(In thousands)
(unaudited)
Remainder of 2006	$2,283
2007	2,141
2008	1,724
2009	1,279
2010 and thereafter	4,397

$11,824

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2006
6. RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. See Note 10.
     In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This EITF provides further guidance on when a general partner should consolidate a partnership. This EITF was effective January 1, 2006 and did not have an impact on our financial statements.
7. COMPREHENSIVE LOSS
     Comprehensive loss is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s sources of comprehensive loss are from net unrealized appreciation (depreciation) on its holdings classified as available-for-sale securities and foreign currency translation adjustments.
The following summarizes the components of comprehensive loss:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
	(unaudited)
Net loss from continuing operations	$(8,622)	$(15,348)

Other comprehensive loss:
Foreign currency translation adjustments	(31)	(26)
Unrealized holding losses on available-for-sale securities	(226)	(5,568)

Other comprehensive loss from continuing operations	(257)	(5,594)

Comprehensive loss from continuing operations	(8,879)	(20,942)
Net income (loss) from discontinued operations	2,170	(745)

Comprehensive loss	$(6,709)	$(21,687)

8. LONG-TERM DEBT AND CREDIT ARRANGEMENTS
     Consolidated long-term debt consists of the following:

	March 31,	December 31

	2006	2005
	(In thousands)
	(unaudited)
Subsidiary credit line borrowings (guaranteed by the Company)	$16,038	$14,523
Subsidiary term loans (guaranteed by the Company)	3,750	4,000

	19,788	18,523
Other term loans	2,306	855
Capital lease obligations	3,901	3,695

	25,995	23,073
Less current maturities	(19,420)	(17,903)

Total long-term debt, less current portion	$6,575	$5,170

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2006
     In May 2005, the Company renewed its revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees of up to $55 million. As part of the renewal, the revolving credit facility was amended such that the remaining $3.7 million available under the letters of credit is now classified as available under the revolving credit facility. In August 2005, the Company amended its credit facility, increasing the facility by $5 million for a period of 180 days to $60 million on the same terms and conditions. This short-term increase expired on January 28, 2006, and the Company decided not to extend the additional $5 million under the facility. In addition, a subsidiary increased their facility by $3 million. Borrowing availability under the facility is reduced by the face amount of outstanding letters of credit, guarantees and all other loan facilities between the same lender and our controlled companies. This credit facility bears interest at the prime rate (7.75% at March 31, 2006) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.0125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times any amounts outstanding under the facility. The credit facility matures in May 2006.
     On May 4, 2006, the revolving credit facility was amended to extend the expiration date to May 3, 2007. In addition, the following were amended effective as of the amendment date:
•	Availability will be reduced by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under partner company facilities maintained with that same lender.

•	Cash collateral is one times the Company’s borrowings and letters of credit and amounts borrowed by partner companies under the guaranteed portion of the partner company facilities maintained at the same bank.
     Availability under the Company’s revolving credit facility at March 31, 2006 is as follows:

	Revolving Credit	Letters of Credit	Total
	(in thousands)
Size of facility (a)	$48,664	$6,336	$55,000
Subsidiary facilities at same bank (b)	(47,000)	—	(47,000)
Outstanding letter of credit (c)	—	(6,336)	(6,336)

Amount available at March 31, 2006	$1,664	$—	$1,664

(a)	In January 2006, the Company’s total facility decreased $5 million to $55 million, as the Company elected not to renew the incremental $5 million at this time.

(b)	The Company’s ability to borrow under its credit facility is limited by the total facilities maintained by its subsidiaries at the same bank. Of the total facilities, $19.8 million is outstanding under these facilities at March 31, 2006 and included as debt on the Consolidated Balance Sheet.

(c)	In connection with the sale of CompuCom, the Company provided to the landlord of CompuCom’s Dallas headquarters lease, a letter of credit, which will expire on March 19, 2019, in an amount equal to $6.3 million.
     On January 28, 2006, all subsidiary facilities were extended from January 31, 2006 to February 28, 2006. Subsequently, on February 28, 2006 all subsidiary facilities were extended for one year, with the exception of Acsis’ facility, which expires in June 2006, which is expected to be renewed. In addition to the extension of the maturity dates, a subsidiary increased its working capital line from $5.0 million to $5.5 million and decreased its term loan from $4.5 million to $4.0 million. The Company’s $15 million guarantee on a subsidiary facility was decreased to $10 million, and related interest rates on outstanding borrowings were also changed.
     Borrowings are secured by substantially all of the assets of the respective subsidiaries. These obligations bear interest at variable rates ranging between the prime rate minus 0.5% and the prime rate plus 1.0%. These facilities contain financial and non-financial covenants.
     Debt as of March 31, 2006 bears interest at fixed rates between 4.0% and 22% and variable rates indexed to the prime rate plus 1.75%. Debt as of December 31, 2005 bore interest at fixed rates ranging between 4.0% and 22.0% and variable rates indexed to the prime rate plus 1.75%.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2006
     The Company’s debt matures as follows:

Total
(In thousands)
Remainder of 2006	$15,058
2007	6,935
2008	2,589
2009	1,406
2010 and thereafter	7

Total debt	$25,995

9. CONVERTIBLE SUBORDINATED NOTES AND CONVERTIBLE SENIOR DEBENTURES
     In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on the 2024 Debentures is payable semi-annually. At the debenture holders’ option, the 2024 Debentures are convertible into our common stock through March 14, 2024, subject to certain conditions. The conversion rate of the debentures at March 31, 2006 was $7.2174 of principal amount per share. The closing price of the Company’s common stock at March 31, 2006 was $2.47. The 2024 Debenture holders may require repurchase of the debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount plus accrued and unpaid interest. The Debenture holders may also require repurchase of the debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, the Company may redeem all or some of the 2024 Debentures commencing March 20, 2009. During the first quarter of 2006, the Company repurchased $5 million of the face value of the 2024 Debentures for $3.8 million in cash. In connection with the repurchase, the Company recorded $0.1 million of expense related to the acceleration of deferred debt issuance costs associated with the 2024 Debentures, resulting in a net gain of $1.1 million, which is included in Other Income (Loss), Net in the Consolidated Statements of Operations. At March 31, 2006, the market value of the outstanding 2024 Debentures was approximately $116.0 million based on quoted market prices.
     As required by the terms of the 2024 Debentures, after completing the sale of CompuCom in October 2004, the Company escrowed $16.7 million on October 8, 2004 for interest payments through March 15, 2009 on the 2024 Debentures. A total of $11.4 million is included in Restricted Marketable Securities on the Consolidated Balance Sheet at March 31, 2006, of which $3.8 million is classified as a current asset.
10. STOCK-BASED COMPENSATION
     On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. The Company adopted SFAS No. 123(R) using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
Equity Compensation Plans
     The Company has three equity compensation plans: the 1999 Equity Compensation Plan, with 9.0 million shares authorized for issuance; the 2001 Associates Equity Compensation Plan with 5.4 million shares authorized for issuance; and the 2004 Equity Compensation Plan, with 6.0 million shares authorized for issuance. Employees and consultants are eligible for grants of stock options, restricted stock awards, stock appreciation rights, stock units, performance units and other stock-based awards under each of these plans; directors and executive officers are eligible for grants only under the 1999 and 2004 Equity Compensation Plans. During 2005, 6,000,000 options also were awarded outside of existing plans as inducement awards in accordance with New York Stock Exchange rules.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2006
     To the extent allowable, all grants are incentive stock options. All options granted under the plans to date have been at prices which have been equal to the fair market value at the date of grant. Upon exercise of stock options, the Company issues shares first from treasury stock, if available, then from authorized but unissued shares. At March 31, 2006, the Company reserved 23.8 million shares of common stock for possible future issuance under its equity compensation plans. Several subsidiaries also maintain separate equity compensation plans for their employees and directors.
Classification of Stock-Based Compensation Expense
Stock-based compensation expense is recognized in the Consolidated Statement of Operations as follows (in thousands):

Three Months Ended March 31,
2006

Cost of sales — product	$3
Cost of sales — service	20
Selling, general and administrative	2,005
Research and development	40

$2,068

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2006
     Prior to adopting SFAS No. 123(R), the Company accounted for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost been recognized consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s consolidated net income (loss) from continuing operations and discontinued operations and income (loss) per share from continuing operations and from discontinued operations would have been as follows:

		Three Months Ended March 31,
		2005
		(in thousands, except per share data)
		(unaudited)
Consolidated net loss from continuing operations	As reported	$(15,348)
Add: Stock based compensation expense included in net loss, net of minority interest	As reported	519
Deduct: Total stock based employee compensation expense from continuing operations determined under fair value based method for all awards, net of related tax effects		(1,831)

Consolidated net loss from continuing operations	Pro forma	(16,660)
Net loss from discontinued operations	As reported	(745)
Deduct: Total stock based employee compensation expense from discontinued operations determined under fair value based method for all awards, net of related tax effects		—

	Pro forma	$(17,405)

Basic Loss Per Share:
Net loss from continuing operations	As reported	$(0.13)
Net loss from discontinued operations	As reported	—

		$(0.13)

Net loss from continuing operations	Pro forma	$(0.14)
Net loss from discontinued operations	Pro forma	—

		$(0.14)

Diluted Loss Per Share:
Net loss from continuing operations	As reported	$(0.13)
Net loss from discontinued operations	As reported	—

		$(0.13)

Net loss from continuing operations	Pro forma	$(0.14)
Net loss from discontinued operations	Pro forma	—

		$(0.14)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2006
The Company
     The fair value of the Company’s stock-based awards to employees during the three months ended March 31, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred. The expected life of stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life.

Three Months Ended March 31,
2006
Service-Based Awards
Dividend yield	0%
Expected volatility	75%
Average expected option life	5 years
Risk-free interest rate	4.6%
Market-Based Awards
Dividend yield	0%
Expected volatility	67%
Weighted average expected option life	6 years
Risk-free interest rate	4.7%
     The weighted-average grant date fair value of options issued by the Company during the three months ended March 31, 2006 was $1.26 per share. No options were granted by the Company during the three months ended March 31, 2005.
     The Company granted 8.6 million and 0.3 million market-based stock option awards to certain employees during 2005 and the first quarter of 2006, respectively. The awards entitle participants to vest in a number of options determined by achievement of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on our estimate of the dates on which the market conditions will be met. Compensation expense is recognized over the requisite service periods using the straight-line method, but is accelerated if market capitalization targets are achieved earlier than estimated. Based on the achievement of market capitalization targets, 1.0 million shares vested during the first quarter of 2006. The Company recorded $0.8 million of compensation expense related to these awards during 2006. Depending on the Company’s stock performance, the maximum number of unvested shares at March 31, 2006 attainable under these grants is 7.9 million shares.
     All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. The Company recorded $0.3 million of compensation expense related to these awards during 2006.
Option activity of the Company is summarized below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2005	18,971	$2.20
Options granted	365	1.97
Options exercised	(207)	1.58
Options canceled/forfeited	(551)	2.89

Outstanding at March 31, 2006	18,578	2.18	6.33	$13,634

Options exercisable at March 31, 2006	6,887	3.27	4.62	2,682
Shares available for future grant	3,764

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2006
     The total intrinsic value of options exercised in the three months ended March 31, 2006 was $0.1 million. No options were exercised in the three months ended March 31, 2005.
     At March 31, 2006, total unrecognized compensation cost related to non-vested stock options granted under the plans for service-based awards was $3.2 million. That cost is expected to be recognized over a weighted-average period of 1.4 years.
     At March 31, 2006, total unrecognized compensation cost related to non-vested stock options granted under the plans for market-based awards was $4.3 million. That cost is expected to be recognized over a weighted-average period of 5.1 years but would be accelerated if market capitalization targets are achieved earlier than estimated.
     Total compensation expense for restricted stock issuances was approximately $0.1 million for the three months ended March 31, 2005. No unamortized compensation expense related to restricted stock issuances remains at March 31, 2006.
     The Company has previously issued deferred stock units to certain employees. The Company issued approximately $25 thousand and $0.1 million deferred stock units during the three months ended March 31, 2006 and 2005, respectively, to directors who elected to defer all or a portion of directors’ fees earned. Deferred stock units issued to directors in lieu of directors fees are 100% vested at grant; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following grant. Deferred stock units are payable in stock on a one-for-one basis. Payments in respect of the deferred stock units are generally distributable following termination of employment or service, death, permanent disability or retirement. Total compensation expense for deferred stock units was approximately $0.1 and $0.2 million for the three months ended March 31, 2006 and 2005, respectively. Unamortized compensation expense related to deferred stock units at March 31, 2006 is $0.4 million.
  Deferred stock unit activity is summarized below:

		Weighted
	Shares	Average
	(In thousands)	Grant Date Fair Value
Unvested at December 31, 2005	196	$3.21
Granted	11	2.11
Vested	(40)	2.26
Forfeited	(44)	4.41

Unvested at March 31, 2006	123	3.00

     The total fair value of deferred stock units vested during the first quarter of 2006 was $0.1 million.
Consolidated Subsidiaries
     The fair value of the Company’s subsidiaries’ stock-based awards to employees during the three months ended March 31, 2006 and 2005 was estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred. The expected life of stock options granted was estimated using the historical exercise behavior of employees. The expected life of stock options granted for subsidiaries that do not have sufficient historical exercise behavior of employees was calculated using the simplified method of determining expected term as provided in Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). Expected volatility for publicly-held subsidiaries was based on historical volatility for a period equal to the stock option’s expected life. Expected volatility for privately-held subsidiaries is based on the average historical volatility of comparable companies for a period equal to the stock option’s expected life. The fair value of the underlying stock of privately-held subsidiaries on the date of grant was determined based on a number of valuation methods, including discounted cash flows and revenue and acquisition multiples.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2006

	Three Months Ended March 31,
	2006	2005
Dividend yield	0%	0%
Expected volatility	54% to 96%	70% to 103%
Average expected option life	5 to 6 years	4 to 5 years
Risk-free interest rate	4.3% to 4.7%	4.1% to 4.2%
      Stock options granted by subsidiaries generally are service-based awards that vest four years after the date of grant and expire 7 to 10 years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period is the period over which the award vests. The Company’s consolidated subsidiaries recorded $0.9 million of compensation expense related to these awards during 2006.
      At March 31, 2006, total unrecognized compensation cost related to non-vested stock options granted under the consolidated subsidiaries’ plans was $4.7 million. That cost is expected to be recognized over a weighted-average period of 1.5 years.
     Certain employees of our subsidiaries have the right to require the respective subsidiary to purchase shares of common stock of the subsidiary received by the employee pursuant to the exercise of options or the conversion of deferred stock units. The employee must hold the shares for at least six months prior to exercising this right. The required purchase price is 75% to 100% of the fair market value at the time the right is exercised. These options and deferred stock units qualify for equity-classification under SFAS No. 123(R). In accordance with EITF Issue No. D-98, however, these instruments are classified outside of permanent equity on the Consolidated Balance Sheet at their current redemption amount based on the number of options and deferred stock units vested as of March 31, 2006.
11. INCOME TAXES
     The Company’s consolidated income tax expense recorded for the three months ended March 31, 2006 was $0.1 million. The tax expense relates to the Company’s share of net state and foreign tax expenses recorded by subsidiaries. The Company has recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the net operating loss benefit that would have been recognized in 2006 was offset by a valuation allowance.
12. NET LOSS PER SHARE
     The calculations of net loss per share were:

	Three Months Ended March 31,
	2006	2005
	(In thousands except per share data)
	(unaudited)
Basic:
Net loss from continuing operations	$(8,622)	$(15,348)
Net income (loss) from discontinued operations	2,170	(745)

Net Loss	$(6,452)	$(16,093)

Average common shares outstanding	121,279	120,653

Net loss from continuing operations	$(0.07)	$(0.13)
Net income from discontinued operations	0.02	—

Net loss per share	$(0.05)	$(0.13)

Diluted:
Net loss from continuing operations principle	$(8,622)	$(15,348)
Net income (loss) from discontinued operations	2,170	(745)

	(6,452)	(16,093)
Effect of holdings	(14)	—

Adjusted net loss	$(6,466)	$(16,093)

Average common shares outstanding	121,279	120,653

Net loss per share from continuing operations	$(0.07)	$(0.13)
Net income from discontinued operations	0.02	—

Diluted loss per share	$(0.05)	$(0.13)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2006
     If a consolidated or equity method partner company has dilutive stock options, unvested restricted stock, deferred stock units (DSU’s), warrants or securities outstanding, diluted net loss per share is computed by first deducting from net loss the income attributable to the potential exercise of the dilutive securities of the company. This impact is shown as an adjustment to net loss for purposes of calculating diluted net loss per share.
     The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:
•	At March 31, 2006 and 2005, options to purchase 18.6 million and 8.8 million shares of common stock at prices ranging from $1.03 to $45.47 per share and $1.25 to $50.98 per share, were excluded from the 2006 and 2005 calculations, respectively.

•	At March 31, 2005, unvested restricted stock units convertible into 0.1 million shares of stock were excluded from the calculation. At March 31, 2006 and 2005, unvested deferred stock units convertible into 0.1 million and 0.6 million shares, respectively, were excluded from the calculations.

•	At March 31, 2006 and 2005, a total of 20.4 million and 20.8 million shares, respectively, related to the Company’s 2024 Debentures (See Note 9) representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculation.
13. PARENT COMPANY FINANCIAL INFORMATION
     Parent company financial information is provided to present the financial position and results of operations of the Company as if the consolidated companies (see Note 2) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies.
   Parent Company Balance Sheets

	March 31, 2006	December 31, 2005
	(In thousands)
	(unaudited)
Assets
Cash and cash equivalents	$108,494	$108,300
Restricted cash	—	1,098
Marketable securities	23,373	31,770
Trading securities	3,482	—
Restricted marketable securities	3,817	3,805
Other current assets	2,243	1,704

Total current assets	141,409	146,677
Ownership interests in and advances to companies	169,107	175,133
Long-term marketable securities	3,085	3,311
Long-term restricted marketable securities	7,543	9,457
Note receivable — related party	275	—
Other	4,850	5,109

Total Assets	$326,269	$339,687

Liabilities and Shareholders’ Equity
Current convertible senior debentures	—	5,000
Current liabilities	9,873	13,625

Total current liabilities	9,873	18,625
Long-term liabilities	10,751	11,087
Convertible senior debentures	145,000	145,000
Shareholders’ equity	160,645	164,975

Total Liabilities and Shareholders’ Equity	$326,269	$339,687

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2006
Parent Company Statements of Operations

	Three Months Ended March 31,
	2006	2005
	(in thousands)
	(unaudited)
Operating expenses	$(5,602)	$(4,616)
Other income (loss), net	3,114	(10)
Impairment — related party	—	(158)
Interest income	1,482	1,083
Interest expense	(1,214)	(1,236)
Equity loss	(6,402)	(10,411)

Net loss from continuing operations	(8,622)	(15,348)
Equity income (loss) attributable to discontinued operations	2,170	(745)

Net Loss	$(6,452)	$(16,093)

Parent Company Statements of Cash Flows

	Three Months Ended March 31,
	2006	2005
	(in thousands)
	(unaudited)
Net cash used in operating activities	$(5,581)	$(5,723)

Cash Flows from Investing Activities
Proceeds from sales of and distributions from companies	324	381
Acquisitions of ownership interests in companies and subsidiaries, net of cash acquired	(1,464)	(2,110)
(Recovery costs) repayment of advances to related party	(275)	2
Increase in restricted cash and short-term investments	(6,522)	(12,015)
Decrease in restricted cash and short-term investments	14,919	4,575
Capital expenditures	(52)	(8)
Other, net	1,195	32

Net cash provided by (used in) investing activities	8,125	(9,143)

Cash Flows from Financing Activities
Repurchase of convertible senior debentures	(3,775)	—
Decrease in restricted cash	1,098	—
Issuance of Company common stock, net	327	—

Net cash used in financing activities	(2,350)	—

Net Increase (Decrease) in Cash and Cash Equivalents	194	(14,866)
Cash and Cash Equivalents at beginning of period	108,300	128,262

Cash and Cash Equivalents at end of period	$108,494	$113,396

     Parent Company cash and cash equivalents exclude marketable securities, which consists of longer-term securities, including commercial paper and certificates of deposit, which earn higher interest rates on longer-term maturities.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2006
14. OPERATING SEGMENTS
     Management evaluates segment performance based on segment revenue, operating income (loss) and income (loss) before income taxes, which reflects the portion of income (loss) allocated to minority shareholders.
     Other Items includes certain expenses, which are not identifiable to the operations of the Company’s operating business segments. Other Items primarily consists of general and administrative expenses related to corporate operations, including employee compensation, insurance and professional fees including legal, finance and consulting. Other Items also include interest income, interest expense and income taxes, which are reviewed by management independent of segment results.
     The following tables reflect the Company’s consolidated operating data by reportable segment. Each segment includes the results of the consolidated partner companies and records the Company’s share of income or losses for entities accounted for under the equity method. Segment results also include impairment charges, gains or losses related to the disposition of the partner companies and the mark to market of trading securities. All significant intersegment activity has been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and among the Company’s subsidiaries.
     Revenue is attributed to geographic areas based on where the services are performed or the customer’s shipped to location. A majority of the Company’s revenue is generated in the United States.
     As of March 31, 2006 and December 31, 2005, the Company’s assets were primarily located in the United States.
     The following represents the segment data from continuing operations:

	Three Months Ended March 31, 2006
	(in thousands)
	(unaudited)
										Total
		Alliance		Laureate		Pacific	Other	Total	Other	Continuing
	Acsis	Consulting	Clarient	Pharma	Mantas	Title	Companies	Segments	Items	Operations
Revenues	$4,401	$25,212	$6,750	$2,178	$9,384	$7,559	$—	$55,484	$—	$55,484
Operating income (loss)	$(2,244)	$(272)	$(4,548)	$(2,244)	$1,649	$256	$—	$(7,403)	$(5,602)	$(13,005)
Net income (loss)	$(2,129)	$(486)	$(2,701)	$(2,330)	$1,660	$271	$1,308	$(4,407)	$(4,215)	$(8,622)

Segment Assets
March 31, 2006	$26,435	$79,609	$38,646	$21,462	$37,552	$18,748	$21,776	$244,228	$150,600	$394,828
December 31, 2005	$30,993	$80,491	$40,599	$21,479	$37,294	$18,864	$21,208	$250,928	$161,242	$412,170

	Three Months Ended March 31, 2005
	(in thousands)
	(unaudited)
										Total
		Alliance		Laureate		Pacific	Other	Total	Other	Continuing
		Consulting	Clarient	Pharma	Mantas	Title	Companies	Segments	Items	Operations
Revenues		$18,441	$4,007	$2,193	$6,577	$7,324	$—	$38,542	$—	$38,542
Operating income (loss)		$(919)	$(4,196)	$(2,356)	$(1,360)	$943	$—	$(7,888)	$(4,654)	$(12,542)
Net income (loss)		$(1,059)	$(2,538)	$(2,419)	$(1,368)	$881	$(4,022)	$(10,525)	$(4,823)	$(15,348)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2006
Other Items

	Three Months Ended March 31,
	2006	2005
	(In thousands)
	(unaudited)
Corporate operations	$(4,133)	$(4,984)
Income tax (expense) benefit	(82)	161

	$(4,215)	$(4,823)

15. BUSINESS COMBINATIONS
   Acquisitions by the Company – 2005
     In April and June 2005, the Company acquired additional shares of Pacific Title from minority shareholders for a total of $1.3 million, increasing its ownership in Pacific Title from 93% to 100%. Of the total purchase price, $1.2 million was allocated to working capital and $0.1 million was allocated to property and equipment.
     In November 2005, Clarient entered into a securities purchase agreement with a limited number of accredited investors pursuant to which Clarient issued shares of common stock and warrants to purchase additional shares of common stock for an aggregate purchase price of $15 million. Of the total placement of $15 million, the Company funded $9 million to Clarient. The Company participated in the private placement to support Clarient’s diagnostic services business line expansion as well as to maintain the Company’s controlling interest.
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
     The Company has not completed the allocation of purchase price for the Acsis acquisition listed above. Therefore, the allocation of the purchase price could be adjusted once the valuation of assets acquired and liabilities assumed is completed.
     The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed:

	Acsis	Clarient
	(In thousands)
	(unaudited)
Working Capital	$4,943	$8,372
Property and equipment	1,263	210
Intangible assets	8,366	209
Acquired In-Process Research and Development	1,974	209
Goodwill	11,549	—

Total Purchase Price	$28,095	$9,000

     The intangible assets of Acsis consist of a covenant not-to-compete with a one year life, developed technology with a three year life, customer-related intangibles with a 10 year life, and a tradename with a 20 year life. Property and equipment will be depreciated over their weighted average lives (3 years to 5 years). The acquired in-process research and development costs were charged to earnings in 2005.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2006
     The following unaudited pro forma financial information presents the combined results of operations of the Company as if the acquisition of Acsis had occurred as of the beginning of the period presented, after giving effect to certain adjustments, including amortization of intangibles with definite useful lives. The pro forma results of operations are not indicative of the actual results that would have occurred had the acquisition been completed at the beginning of the period presented and are not intended to be a projection of future results.

Three Months Ended March 31,
2005
(In thousands except per
share data)
(unaudited)
Total revenues	$43,437
Net loss from continuing operations	$(15,533)
Diluted loss per share	$(0.13)
16. RELATED PARTY TRANSACTIONS
     In May 2001, the Company entered into a $26.5 million loan agreement with Warren V. Musser, the former Chairman and Chief Executive Officer of the Company. The proceeds of the loan were used to repay margin loans guaranteed by Safeguard in October 2000. To date the Company has impaired the loan by $15.6 million, including $0.2 million in the first quarter of 2005, to the estimated value of the collateral that the Company held at each respective date. The Company’s carrying value of the loan at March 31, 2006 is $0.3 million. The Company will continue to evaluate the value of the collateral compared to the carrying value of the note on a quarterly basis.
17. COMMITMENTS AND CONTINGENCIES
     The Company and Warren V. Musser, the former Chairman and Chief Executive Officer of the Company, were named as defendants in putative class action and related cases filed in 2001 in U.S. District Court for the Eastern District of Pennsylvania (the “District Court”). Among other things, the plaintiffs alleged that the Company failed to disclose certain information regarding allegedly manipulative margin trading by Mr. Musser and a loan and guarantee extended by the Company to Mr. Musser. These cases were known as “In Re: Safeguard Scientifics Securities Litigation”. In 2003, the District Court denied plaintiffs’ motion for class certification. In November 2004, the District Court granted summary judgment in favor of the Company and Mr. Musser with respect to all claims asserted. In December 2004, the plaintiffs appealed the District Court’s orders. In April 2006, the District Court approved a final settlement of these cases. In the settlement, the twelve individual plaintiffs who sued us and Mr. Musser are releasing and dismissing with prejudice all claims and actions against us and Mr. Musser in exchange for an immaterial settlement amount, which is being paid by Safeguard’s insurer. The settlement is not a class action settlement, and provides no payments to shareholders other than these twelve plaintiffs’. The final dismissal of these cases will occur on June 27, 2006. In the settlement, neither Safeguard nor Mr. Musser have admitted any wrongdoing.
     In addition, the Company, as well as its companies, are involved in various claims and legal actions arising in the ordinary course of business. While in the current opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations, no assurance can be given as to the outcome of these lawsuits, and one or more adverse rulings could have a material adverse effect on the Company’s consolidated financial position and results of operations, or that of its companies.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2006
     In connection with its ownership interests in certain affiliates, the Company has the following outstanding guarantees.

		Debt Included on
		Consolidated Balance
	Amount	Sheet at March 31, 2006
	(in millions)
Consolidated companies guarantees – credit facilities	$31.5	$19.8
Other consolidated company guarantees – operating leases	5.9	—
Non-consolidated company guarantees	3.8	—

Total	$41.2	$19.8

     Additionally, we have committed capital of approximately $4.7 million related to commitments made in prior years to various private equity funds and a recent commitment to a private company, to be funded over the next several years, including approximately $2.5 million which is expected to be funded during the next twelve months.
      Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner to certain private equity funds (the “clawback”). Assuming the private equity funds in which we are a general partner are liquidated or dissolved on March 31, 2006 and assuming for these purposes the only distributions from the funds were equal to the carrying value of the funds on the March 31, 2006 financial statements, the maximum clawback we would be required to return for our general partner interest is approximately $8 million. Management estimates its liability to be approximately $6 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets at March 31, 2006.
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
     This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially, include, among others, managing rapidly changing technologies, limited access to capital, competition, the ability to attract and retain qualified employees, the ability to execute our strategy, the uncertainty of the future performance of our partner companies, acquisitions and dispositions of companies, the inability to manage growth, compliance with government regulation and legal liabilities, additional financing requirements, labor disputes and the effect of economic conditions in the business sectors in which our partner companies operate, all of which are discussed below under the heading “Factors that May Affect Future Results” in Item 1A in Safeguard’s Annual Report on Form 10-K and updated, as applicable, in Item 1A – Risk Factors below. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.
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
     While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include the following:
•	Revenue recognition

•	Recoverability of goodwill

•	Recoverability of long-lived assets

•	Recoverability of ownership interests in and advances to companies

•	Income taxes

•	Allowance for doubtful accounts

•	Commitments and contingencies

•	Stock-based compensation
   Revenue Recognition
     During the first three months of 2006 and 2005, our revenue from continuing operations was attributable to Acsis (2006 only), Alliance Consulting, Clarient, Laureate Pharma, Mantas and Pacific Title.
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
     Clarient recognizes revenue for fee-per-use agreements based on the greater of actual usage fees or the minimum monthly rental fee. Under this pricing model, Clarient owns or retains a substantial risk of ownership of most of the ACIS® instruments that are engaged in service and, accordingly, all related depreciation and maintenance and service costs are expensed as incurred. For those instruments that are sold, Clarient recognizes and defers revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” At the outset of the arrangement with the customer, Clarient defers revenue for the fair value of its undelivered elements (e.g., maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license and related instrument) when the basic criteria in SOP 97-2 have been met. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically twelve months. Clarient does not recognize revenue on sales of assets subject to an operating lease where they retain a substantial risk of ownership.
     Clarient recognizes revenue on system sales in accordance with Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104, when all criteria for revenue recognition have been met. Such criteria includes, but is not limited to: existence of persuasive evidence of an arrangement; fixed and determinable product pricing; satisfaction of the terms of the arrangement including passing title and risk of loss to their customer upon shipment; and reasonable assurance of collection from their customer in accordance with the terms of the arrangement. For system sales delivered under Dako distribution and development agreement, Clarient recognizes revenue when those ACIS® instruments have been delivered and accepted by an end-user customer. Systems sold under a leasing arrangement are accounted for as sales-type leases pursuant to SFAS No. 13, “Accounting for Leases,” if applicable. Clarient recognizes the net effect of these transactions as a sale because of the bargain purchase option granted to the lessee. Clarient recognizes revenue from research and development agreements over the contract performance period, starting with the contract’s commencement. The upfront payment is deferred and recognized on a straight-line basis over the estimated performance period. Milestone payments are recognized as revenue when they are due and payable, but not prior to the removal of any contingencies for each individual milestone.
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
   Recoverability of Goodwill
     We conduct a review for impairment of goodwill annually on December 1st. Additionally, on an interim basis, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results, significant changes in the manner or use of the acquired assets or the strategy for the overall business, divestiture of all or part of the business, significant negative industry or economic trends or a decline in a company’s stock price for a sustained period.
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
     The carrying value of goodwill at March 31, 2006 was $97 million.
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
     The carrying value of net intangible assets at March 31, 2006 was $14 million. The carrying value of net property and equipment at March 31, 2006 was $41 million.

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
Stock-based Compensation
     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” prior to January 1, 2006, we accounted for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly no compensation expense was recorded for stock options issued to employees at fair market value.
     On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. We adopted SFAS No. 123(R) using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
     We estimate the grant date fair value of stock options using the Black-Scholes option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the expected term of the award and the estimated volatility of our stock price over the expected term. Changes in these assumptions and in the estimated forfeitures of stock option awards can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations. In addition, the requisite service periods for market-based stock option awards are based on our estimate of the dates on which the market conditions will be met. Changes in the derived requisite service period or achievement of market capitalization targets earlier than estimated can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations.
Results of Operations
     Management evaluates segment performance based on segment revenue, operating income (loss) and income (loss) before income taxes, which reflects the portion of income (loss) allocated to minority shareholders.
     Other items include certain expenses which are not identifiable to the operations of our operating business segments. Other items primarily consist of general and administrative expenses related to our corporate operations, including employee compensation, insurance and professional fees, including legal, finance and consulting. Other items also includes interest income, interest expense and income taxes, which are reviewed by management independent of segment results.
     The following tables reflect our consolidated operating data by reportable segment. Each segment includes the results of our consolidated companies and records our share of income or losses for entities accounted for under the equity method. Segment results also include impairment charges, gains or losses related to the disposition of the companies and the mark to market of trading securities. All significant intersegment activity has been eliminated in consolidation. Accordingly, segment results reported by us exclude the effect of transactions between us and our subsidiaries and among our subsidiaries.

     The Company’s operating results including net income (loss) before income taxes by segment are as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Acsis	$(2,129)	$—
Alliance Consulting	(486)	(1,059)
Clarient	(2,701)	(2,538)
Laureate Pharma	(2,330)	(2,419)
Mantas	1,660	(1,368)
Pacific Title	271	881
Other companies	1,308	(4,022)

Total segments	(4,407)	(10,525)

Other items
Corporate operations	(4,133)	(4,984)
Income tax (expense) benefit	(82)	161

Total other items	(4,215)	(4,823)

Net loss from continuing operations	(8,622)	(15,348)
Net income (loss) from discontinued operations	2,170	(745)

Net Loss	$(6,452)	$(16,093)

     Included in the above is stock-based compensation expense, which for the first quarter of 2006 reflects the adoption of SFAS No. 123(R).

	Stock-Based Compensation
	Three Months Ended March 31,
	2006	2005
	(in thousands)
Acsis	$24	$	n/a
Alliance	266		84
Clarient	386		68
Laureate Pharma	42		—
Mantas	52		—
Pacific Title	139		138

Total Segment Results	909		290
Other Items	1,159		229

	$2,068		$519

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

Acsis
     We acquired 94% of Acsis in December 2005. As a result there is no comparative financial information for the prior period.

Three Months Ended March 31,
2006
(In thousands)
Revenue	$4,401

Operating expenses
Cost of sales	3,258
Selling, general and administrative	2,371
Research and development	640
Amortization of intangibles	376

Total operating expenses	6,645

Operating loss	(2,244)
Interest, net	6
Minority interest	109

Net loss before income taxes	$(2,129)

     Acsis is a leading provider of software and service solutions that assist manufacturing companies in improving efficiencies throughout the entire supply-chain. Its solutions enable manufacturers to automate plant floor/warehouse operations and take advantage of emerging automated-ID technologies, including radio frequency identification (“RFID”) and barcode.
     Acsis draws from a variety of technologies and service offerings to create a solution that matches the client’s business, budget and IT environment. Solutions range from value-added services for implementing SAPConsole, to its proven DataPass middleware offering, to the next generation of shop floor process automation and data collection using their Data-Link enterprise solution suite. If requested, Acsis will provide all necessary hardware, consulting services and software to deliver a turnkey data-collection / supply chain solution.
     At March 31, 2006, we owned a 94% voting interest in Acsis.
     Acsis’ competition generally comes from large, diversified software or consulting businesses or niche providers with a variety of individual solutions for barcode, RFID or other data collection systems. Acsis differentiates itself by proving a single, integrated platform which can be used across the entire enterprise / supply chain to increase efficiencies and reduce operational costs.
     Acsis recognizes revenue from software licenses, related consulting services and post contract customer support (PCS). Revenue from software license agreements are recognized upon delivery, provided that all of the following conditions are met: a non-cancelable license agreement has been signed; the software has been delivered and there is vendor-specific objective evidence (VSOE) of any undelivered elements; no significant production, modification or customization of the software is required; the vendor’s fee is fixed or determinable; and collection of the resulting receivable is deemed probable.
     Acsis expects revenues to increase modestly in each of the next three quarters. In addition, Acsis anticipates that its net loss in the second quarter of 2006 will be consistent with the first quarter of 2006. Acsis anticipates the addition of management resources and new sales and product initiatives during 2006, to assist in growth. As a result of these strategies, we expect modest losses in 2006, while we invest in their long-term value creation.

Alliance Consulting
     Alliance Consulting operates on a 52 or 53-week fiscal year, ending on the Saturday closest to the end of the fiscal period. Alliance Consulting’s first quarter ended on April 1, 2006 and April 2, 2005, each a period of 13 weeks. The financial information presented below does not include the results of operations of Alliance Consulting’s Southwest region business, which is included in discontinued operations for all periods presented as Alliance Consulting is pursuing the sale of that portion of their business. The Southwest region business generated revenue of $2.2 million and $3.3 million with a net profit of $0.0 million and $0.4 million for the three months ended April 1, 2006 and April 2, 2005, respectively.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Revenue	$25,212	$18,441

Operating expenses
Cost of sales	18,268	12,735
Selling, general and administrative	6,972	6,370
Amortization of intangibles	244	255

Total operating expenses	25,484	19,360

Operating loss	(272)	(919)
Other income, net	10	1
Interest, net	(224)	(147)
Minority interest	—	6

Net loss before income taxes	$(486)	$(1,059)

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
     At March 31, 2006, we owned a 100% voting interest in Alliance Consulting.
Revenue. Revenue, including reimbursement of expenses, increased $6.8 million, or 36.7% in 2006 as compared to the prior year period. This increase was due to growth in existing accounts as well as the development of new key accounts and the expansion of Alliance Consulting’s Outsourcing, Master Data Management and Global Delivery services. Outsourcing is where Alliance Consulting assumes responsibility for managing a client’s business applications with the goal of improving reliability and performance of those applications while reducing costs. Master Data Management includes business intelligence and data management as well as corporate performance management. Global Delivery is Alliance Consulting’s high quality, lower-priced offshore delivery and support service. Revenue associated with these services generated an aggregate of $7.1 million during 2006 as compared to $5.0 million in 2005.

     Alliance Consulting’s top ten customers accounted for approximately 60% of total revenue in 2006 and approximately 59% of total revenue in 2005. Two customers represented more than 10% of total revenue in 2006 while only one customer represented more than 10% of total revenue in 2005.
     Revenue growth is expected to continue in 2006 from further penetration of newly developed accounts in the financial services sector. In addition, Alliance Consulting is targeting mid-market pharmaceutical companies which they believe have higher potential for growth in IT spending as opposed to the large pharmaceutical manufacturers. Alliance Consulting will continue to leverage its Outsourcing, Master Data Management and Global Delivery capabilities to facilitate growth in all of its vertical market sectors. While economic conditions have improved, clients continue to award projects in multiple phases resulting in extended sales cycles and gaps between phases. Alliance Consulting must compete against larger IT services companies with greater resources and more developed offshore delivery organizations.
Cost of Sales. Cost of sales increased $5.5 million, or 43.4% in 2006 as compared to the prior year period. This increase was primarily a result of a growth in revenues. Gross margin declined from 30.9% in 2005 to 27.5% in 2006 due to an increase in staffing costs resulting from the next phase of a multi-million dollar engagement being delayed to the second quarter although the resources were hired in the first quarter and the dilutive impact of an increase in reimbursable expenses.
     Alliance Consulting expects gross margins to improve in future periods due primarily to reducing the amount of underutilization costs by beginning a significant contract that was delayed through the first quarter of 2006 and continued focus on higher value services. In 2006, Alliance Consulting expects gross margins to continue to be affected by general economic uncertainty, increases in overall pricing pressures within the industry, discounts required for longer-term engagements, increased employee and contractor costs resulting from greater competition within the talent pool due to declining unemployment levels, wage inflation in India as the demand for those resources increases, resource availability and ability to retain key resources and efficiency in project management.
Selling, General and Administrative. Selling, general and administrative expenses increased $0.6 million, or 9.5% in 2006 as compared to the prior year period. Selling, general and administrative expenses were 27.7% of revenue in 2006 as compared to 34.5% of revenue in 2005. The increase in dollars was due to compensation charges of approximately $0.3 million related to stock-based compensation recognized in 2006 in accordance with the adoption of SFAS No. 123(R) and growth in variable compensation and travel and entertainment expenses of $0.1 million which are directly associated with the growth in revenues. The decrease as a percentage of revenue is due to cost savings associated with reducing the non-billable workforce during 2005 and 2006, transitioning certain support functions to Alliance Consulting India during 2005 and 2006, the relocation of Alliance Consulting’s corporate headquarters in 2005 and sizing other sales offices appropriately to accommodate existing and projected staffing needs.
     Selling, general and administrative costs are expected to increase as Alliance Consulting’s business continues to grow; however, as a percentage of revenue, costs are expected to decrease as staffing additions made during 2005 and 2006 begin to generate a return on investment. Alliance Consulting also expects to continue realizing benefits from cost savings initiatives including moving certain positions off-shore and right-sizing sales offices. Alliance Consulting is expecting to expand its facility requirements in Hyderabad, India during 2006 to accommodate the significant growth in its Global Delivery offering.
Interest, Net. Interest expense increased $0.1 million or 52.4% in 2006 as compared to 2005. Alliance Consulting attributes the increase to an increase in the average outstanding balances under its credit facility as well as increased interest rates on outstanding borrowings.
Net Loss Before Income Taxes. Net loss decreased $0.6 million or 54.1% to $0.5 million in 2006 as compared to 2005. The improvement is primarily related to the growth in revenue and the decrease in selling, general and administrative expenses as a percentage of revenue partially offset by a decease in gross margin.

Clarient

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Revenue	$6,750	$4,007

Operating expenses
Cost of sales	3,655	2,485
Selling, general and administrative	6,180	4,454
Research and development	1,110	887
Amortization of intangibles	353	377

Total operating expenses	11,298	8,203

Operating loss	(4,548)	(4,196)
Interest, net	(41)	(27)
Minority interest	1,888	1,685

Net loss before income taxes	$(2,701)	$(2,538)

     Clarient is a comprehensive cancer diagnostics company providing cellular assessment and cancer characterization to community pathologists, academic researchers, university hospitals and bio pharmaceutical companies. Clarient addresses these customers’ needs through applications of its proprietary bright field microscopy technology. Its Automated Cellular Imaging System (ACIS®) instrument is a premiere digital cellular imaging solution that provides precise, reproducible results required by targeted cancer therapies and drug discovery efforts. Clarient leverages ACIS® to provide a broad range of oncology testing services (for community pathologists focused on cancer diagnosis and prognosis) and biopharmaceutical services (in support of companies and researchers developing new cancer therapies).
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
     Clarient operates primarily in two businesses: 1) the services group delivers critical oncology testing services to community pathologists, biopharmaceutical companies and other researchers; and 2) the technology group is engaged in the development, manufacture and marketing of an automated cellular imaging system which is designed to assist physicians in making critical medical decisions.
     As of March 31, 2006, we owned a 57% voting interest in Clarient.
Revenue. Revenue increased $2.7 million, or 68.5%, in 2006 as compared to the prior year period. Revenue from Clarient’s services group increased 192% or $3.6 million from $1.9 million in the first quarter 2005 to $5.5 million in the first quarter of 2006. The majority of tests performed in Clarient’s laboratory in the first quarter 2005 were related to breast cancer testing and substantially one primary CPT code. The mix of tests increased throughout 2005 and the first quarter of 2006 so that revenue derived from breast cancer testing in the first quarter 2006 was approximately one-half of the total services group revenue. The shift in Clarient’s services mix has reduced the average revenue per test and may continue to decline in the future depending on the complexity of services associated with these new tests. However, Clarient anticipates that diagnostic services revenues will increase throughout 2006 based on a more comprehensive suite of advanced cancer diagnostic tests available and the planned expansion of their sales force.

     Partially, offsetting the increase in revenues in the service group is a decline of $0.9 million in the technology group. The change is partially the result of a decrease in instrument systems revenue of $0.4 million in the first quarter 2006, primarily due to the sale of four ACIS® systems as compared to six ACIS® systems and four remote viewing stations in the first quarter of 2005. Clarient expects technology services revenue to increase for the balance of 2006 as a result of the sale of systems through the Dako distribution agreement and development fees earned for the on-going development of a new generation of the ACIS® system.
Cost of Sales. Cost of sales increased $1.2 million, or 47.1%, in 2006 as compared to the prior year period. Gross margin as a percentage of revenue was 46% compared to 38% in 2005. Cost of revenue for the services group in 2006 was $3.3 million compared to $1.8 million in 2005. Clarient’s diagnostic services business commenced late in the second quarter of 2004 and, in the first quarter 2005, their costs as a percentage of revenue were relatively high due to the inclusion of costs incurred to support and launch their services group operations. Gross margin for Clarient’s services group for the first quarter 2006 was 41%, compared to 3% in 2005. The increase in gross margin in 2006 is attributable to achieving economies of scale in Clarient’s diagnostics laboratory operations. Clarient anticipates similar gross margin results throughout 2006.
     Offsetting the increase in cost of sales in the services group was a $0.2 million decline in cost of sales in the technology group. Gross margins for Clarient’s technology group were 70% in the first quarter of 2006 and 2005. Clarient anticipates that gross margins for the remainder of 2006 will be lower than those achieved in the quarter ended March 31, 2006, on an increased level of revenue. This anticipated decrease in gross margin relates to the systems sold through the Dako distribution arrangement, as the pricing terms reflect a reduction of certain expenses, including commissions, on sales to Dako which Clarient would normally incur on its direct sales to end users.
Selling, General and Administrative. Selling, general and administrative costs increased $1.7 million, or 38.8%, in 2006 as compared to the prior year period. Selling, general and administrative expenses for the first quarter 2006 increased approximately $1.0 million, or 32%, to $4.0 million compared to $3.0 million for the comparable period in 2005. As a percent of revenues, these costs decreased from 76% in the first quarter 2005 to 59% in the first quarter 2006. The increase in expenses in the current quarter was primarily due to incremental increases in rent expense related to Clarient’s new facility and $0.4 million to the implementation of SFAS No. 123(R). Clarient anticipates that these costs may increase in the future with the addition of sales resources to support their projected increase in diagnostic services revenue.
     Also contributing to the overall increase in selling, general and administrative expenses was diagnostic services administration expenses which were $0.7 million or 52% higher than the $1.4 million in the first quarter 2005. The increase was primarily due to higher billing and collection costs on the 192% increase in services group revenue for the period. These costs are expected to continue to increase for the remaining three quarters of 2006, relative to the prior year, because of higher collection costs on an anticipated, continued increase in services group revenue. Clarient currently outsources billing and collections to a third party and may consider directly providing these services in the future to improve cost controls and maintain the integrity of their customer relations.
Research and Development. Research and development expenses increased $0.2 million, or 25.1%, in 2006 as compared to the prior year period. This increase was primarily attributable to personnel and consultant additions to support the development activity under Clarient’s distribution and development agreement with Dako. While development expenses are higher, Clarient earns development fees under the terms of their distribution and development agreement with Dako, which are recognized in revenue. These development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS® and increase the utility of the ACIS® as a tool for researchers, are important to increasing clinical system test volume, expanding the number of clinical system placements, and increasing research systems sales.
Net Loss Before Income Taxes. Net loss before income taxes increased $0.2 million, or 6.4%, in 2006 as compared to the prior year period. The increase is primarily attributable to costs incurred relative to selling, general and administrative costs and research and development costs, partially offset by improved gross margins in 2006.

Laureate Pharma
     The financial information presented below does not include the results of operations of the Totowa facility, which was sold in December 2005 and is presented as discontinued operations in 2005. For the three months ended March 31, 2005, the Totowa operation generated revenue of $0.5 million and net loss of $0.8 million.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Revenue	$2,178	$2,193

Operating expenses
Cost of sales	3,241	3,579
Selling, general and administrative	1,181	970

Total operating expenses	4,422	4,549

Operating loss	(2,244)	(2,356)
Interest, net	(86)	$(63)

Net loss before income taxes	$(2,330)	$(2,419)

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
     As of March 31, 2006, we owned a 100% voting interest in Laureate Pharma.
Revenue. Revenue remained constant in 2006 as compared to 2005 as lower production service was offset by higher support service revenue. Contracts with three new clients were signed and a purchase order was received to begin work on another new client during the first quarter of 2006, which will result in increased incremental revenues for the remainder of 2006.
Cost of Sales. Cost of Sales decreased $0.3 million, or 9.4%, in 2006 as compared to the prior year period due to lower material costs and other operating expense reductions. Cost of sales are expected to increase in 2006 as revenues increase, but should decline as a percentage of revenue as Laureate Pharma utilizes underutilized capacity.
Selling, General and Administrative. Selling, general and administrative expenses increased $0.2 million, or 21.8%, in 2006 as compared to the prior year period primarily due to increased marketing expenses of $0.1 million. Selling general and administrative expense is expected to remain relatively constant in 2006 except for variable compensation related to increased sales.
Net Loss Before Income Taxes. Net loss before income taxes decreased $0.1 million, or 3.7%, in 2006 as compared to the prior year period primarily due to reduced cost of sales partially offset by increased sales and marketing expenses.

Mantas
     The financial information presented below does not include the results of operations of Mantas’ telecommunications business, which are included in discontinued operations for all periods presented. The telecommunications business generated revenue of $0.7 million and net income of $2.2 million, including a gain on the sale of $1.9 million in the first quarter of 2006 and generated revenue of $0.5 million and a net loss of $0.3 million for in the first quarter of 2005.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Revenue	$9,384	$6,577

Operating expenses
Cost of sales	3,456	3,447
Selling, general and administrative	2,117	2,427
Research and development	1,856	1,757
Amortization of intangibles	306	306

Total operating expenses	7,735	7,937

Operating income (loss)	1,649	(1,360)
Interest, net	11	(8)

Net income (loss) before income taxes	$1,660	$(1,368)

     Mantas is a software company which provides integrated, single-source, behavior detection solutions for the global financial market. Mantas’ products are used by global industry leaders to help ensure the integrity of their enterprise and to provide adherence with industry regulations, operational transparency requirements and risk identification and mitigation. All of Mantas’ financial services products are based on its Behavior Detection Platform™ which utilizes proprietary analytical techniques to provide applications for anti-money laundering, trading and brokerage compliance and fraud management. The Mantas Behavior Detection Platform can analyze billions of accounts and transactions, all in the context of one another, in order to identify suspicious activities for further review. Mantas also provides complete end-to-end case management and enterprise integration as well as real time analytics and reporting to customers in over 60 countries.
     Mantas recognizes revenue from software licenses, post-contract customer support and related consulting services under contracts ranging from one to five years. Mantas encounters competition from software development companies focusing on compliance solutions for the financial services market and general consulting firms, as well as from internal development. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products. Mantas believes that continuing market consolidation in the financial services industry has intensified competition among software providers, causing increased pricing pressure, but also an increase in the competitive gap between market leaders and other participants.
     As of March 31, 2006, we owned an 88% voting interest in Mantas.
Revenue. Revenue increased $2.8 million, or 42.7%, in 2006 as compared to the prior year period. This increase is due to higher product revenue from several significant customer acceptances in the first quarter of 2006 as well as higher license revenue from several new projects. In addition, Mantas recognized increased services revenue primarily from ongoing and new deployments to one of its significant customers as well as higher maintenance revenues resulting from a larger supported customer base. Mantas expects revenue to continue to increase in the remainder of 2006 as it continues to provide additional products and services to its existing customer base, acquires new customers and introduces new product offerings to the market.
Cost of Sales. Cost of sales remained constant in 2006 as compared to the prior year period. Cost of sales – product increased as a result of higher original equipment manufacturer costs. This was offset by a decline in cost of sales — service as Mantas has delivered high value added services while leveraging lower cost resources. Gross margin increased $2.9 million in 2006 as compared to 2005 due to a higher mix of product revenues as well as improved services margins on its product implementations. Mantas expects cost of sales to increase at a slightly lower rate than revenue in the remainder of 2006.
Selling, General and Administrative. Selling, general and administrative expense decreased $0.3 million, or 12.8%, in 2006 as compared to the prior year period due to lower sales headcount and lower marketing expenditures. Mantas expects these costs to increase slightly in the remainder of 2006 due to hiring that began in the fourth quarter and continues within the sales and product management departments.

Research and Development. Research and development expense increased $0.1 million, or 5.6%, in 2006 as compared to the prior year period due to increased headcount. Mantas expects these costs to increase slightly in the remainder of 2006 as it staffs the development team to build new products in scope for 2006.
Net Income (Loss) before Income Taxes. Net income increased $3.0 million in 2006 as compared to the prior year period due to higher gross margin as a result of additional product license revenue and higher services margins.
Pacific Title

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Revenue	$7,559	$7,324

Operating expenses
Cost of sales	5,603	4,983
Selling, general and administrative	1,700	1,398

Total operating expenses	7,303	6,381

Operating income	256	943
Other income, net	13	—
Interest, net	2	(7)
Minority interest	—	(55)

Net income before income taxes	$271	$881

     Pacific Title is a leading provider of a broad range of digital and photo-chemical services for post-production and archival applications in the Hollywood motion picture and television industry. Pacific Title provides a complete array of state-of-the art digital post-production capabilities both for new releases and restoration of film libraries, leading the transformation from optical, analog image reproduction and processing with digital image processing technologies, which we believe is more cost-effective and flexible. In 2005, Pacific Title introduced a digital YCM process, which is a proprietary method of archiving films, involving the transfer of the film to three color film reels: (yellow, cyan and magenta), which can be stored for more than 100 years.
     Pacific Title recognizes revenue on a percentage of completion basis based on costs incurred to total estimated costs to be incurred. Any anticipated losses on contracts are expensed when identified.
     As of March 31, 2006, we owned a 100% voting interest in Pacific Title.
Revenue. Revenue increased by $0.2 million, or 3.2%, in 2006 as compared to the prior year period. The increase is attributable to increased revenue of $0.7 million in digital intermediates and $0.2 million in visual effects, complemented by revenues from a new line of business, digital YCMs, of $0.5 million. Offsetting these increases were lower trailer revenues of $0.4 million, third party scanning and recording of $0.5 million and commercials of $0.1 million. The decrease in trailers and outside scanning and recording revenues are due to timing of film production which is expected to recover in the second and third quarters. The decline in commercials was caused by the loss of Pacific Title’s largest client in 2005 due to it being acquired. Commercial revenue in 2006 will be minimal.
     Overall sales in 2006 are expected to increase as Pacific Title’s new service offerings, digital intermediate and digital YCM, increase.
Cost of Sales. Cost of sales increased $0.6 million, or 12.4%, in 2006 as compared to the prior year period. The increase is due to higher direct labor costs of $0.4 million, mostly related to the increase in visual effects and digital intermediate work. Film expense increased $0.1 million and is directly related to the increase in digital intermediate and digital YCM work. Overhead labor costs increased $0.2 million due to increased staffing and increases in wages and benefits. Gross margin decreased in 2006 as compared to the prior year period due to higher direct costs and overhead. Gross margins are expected to improve in the second quarter of 2006 as Pacific Title improves utilization and achieves improved margins on sales.
Selling, General and Administrative. Selling, general and administrative expense increased $0.3 million, or 21.6%, in 2006 as compared to the prior year period. The increase was due to higher salaries, incentive compensation and benefits as a result of increased staffing.

Net Income Before Income Taxes. Net income decreased $0.6 million, or 69.2%, in 2006 as compared to the prior year period due to higher costs and expenses.
Other Companies

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Other income (loss), net	$1,913	$(65)
Equity loss	(605)	(3,957)

Net income (loss) before income taxes	$1,308	$(4,022)

Other Income (Loss), Net

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Gain on sale of companies and funds, net	$1,181	$—
Gain on trading securities	729	—
Impairment charges	—	(100)
Other	3	35

	$1,913	$(65)

     Gain on sale of companies and funds for the three months ended March 31, 2006 of $1.2 million relates to the sale of a cost method investment whose carrying value was zero.
     Gain on trading securities in 2006 reflects the adjustment to fair value of our holdings in Traffic.com, which are classified as trading securities following their initial public offering in January 2006.
Equity Loss. Equity loss fluctuates with the number of partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity investee or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. For the three months ended March 31, 2006 and 2005, equity loss relates to our investment in private equity funds.
     During 2005, we restructured our ownership holdings in four private equity funds from a general partner to a special limited partner interest. As a result of the change, we had virtually no influence on the operations of these funds, therefore, effective April 1, 2005, we began accounting for these funds on the cost method. In December 2005, we sold most of our holdings in certain private equity funds. These private equity funds accounted for $3.3 million of equity loss in the first quarter of 2005. We expect that equity loss related to our holdings in private equity funds will be lower for the remainder of 2006 as compared to the comparable period of 2005 as a result of the sales of a majority of our holdings in the private equity funds in 2005, as well as the possible sale of our remaining holdings in private equity funds.

Corporate Operations

	Three Months Ended March 31,
	2006	2005
	(in thousands)
General and administrative costs, net	$(4,443)	$(4,425)
Stock-based compensation	(1,159)	(229)
Interest income	1,482	1,083
Interest expense	(1,214)	(1,236)
Impairment – related party	—	(158)
Other	1,201	(19)

	$(4,133)	$(4,984)

General and Administrative Costs, Net. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and consulting, and travel-related costs. General and administrative costs remained constant in 2006 as compared to the prior year period. Increases in employee costs and professional fees were offset by a decline in insurance expense.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. The increase of $0.9 million is primarily attributable to the adoption of SFAS No. 123(R) on January 1, 2006. Prior to the adoption of SFAS 123(R) the Company recognized expense related to restricted stock and deferred stock units but not stock options. Of the $1.2 million expense in the first quarter of 2006, $0.8 million relates to market-based awards granted to employees in 2005 and 2006 and $0.4 million relates to service-based awards. Stock based compensation expense related to corporate operations is included in Selling, general and administrative in the Consolidated Statements of Operations.
Interest Income. Interest income includes all interest earned on available cash balances as well as any interest income associated with any outstanding notes receivable to Safeguard. Interest income increased $0.4 million. The increase is attributable to increased interest earned on lower invested cash balances in 2006 as compared to the prior year period.
Interest Expense. Interest expense is primarily related to our 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense remained constant in 2006 as compared to the prior year period.
Impairment –Related Party. In May 2001, we entered into a loan agreement with Mr. Musser, our former CEO. Impairment charges of $0.2 million were taken during the first quarter of 2005, to write down the note to the estimated value of the collateral that we held at that time.
Other. Other for 2006 primarily reflects a net gain of $1.1 million on the repurchase of $5 million of face value of the 2024 Debentures.
Income Tax (Expense) Benefit
     Our consolidated income tax expense recorded for the three months ended March 31, 2006, was $0.1 million. The tax expense relates primarily to our share of a net state tax and foreign taxes recorded by subsidiaries. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit that would have been recorded in 2006 was offset by a valuation allowance.
Liquidity and Capital Resources
   Parent Company
     We fund our operations with cash on hand as well as proceeds from sales of and distributions from partner companies, private equity funds and trading securities. In prior periods we have also used sales of available-for-sale securities, sales of our equity and issuance of debt as sources of liquidity. Our ability to generate liquidity from sales of partner companies, sales of available-for-sale securities and from equity and debt issuances has been adversely affected from time to time by the decline in the US capital markets and other factors.

          As of March 31, 2006, at the parent company level, we had $108.5 million of cash and cash equivalents, and $23.4 million of marketable securities for a total of $131.9 million. In addition to the amounts above, we have $11.4 million in escrow associated with our interest payments due on the 2024 Debentures through March 2009 and our consolidated subsidiaries had cash and cash equivalents of $13.8 million.
          Proceeds from sales of and distributions from partner companies and funds were $0.3 million and $0.4 million in 2006 and 2005, respectively.
          In May 2005, we renewed our revolving credit facility that provides for borrowings, issuances of letters of credit and guarantees of up to $55 million. As part of the renewal, the revolving credit facility was amended such that the remaining $3.7 million available under the letters of credit is now classified as available under the revolving credit. In August 2005, we amended our credit facility, increasing the facility by $5 million for 180 days to $60 million on the same terms and conditions. This short-term increase expired on January 28, 2006, and we decided not to extend the additional $5 million under the facility. Also, in August 2005, a subsidiary increased its facility by $3 million. Borrowing availability under the facility is reduced by the face amount of outstanding letters of credit, guarantees and all other loan facilities between the same lender and our subsidiaries. This credit facility matures in May 2006 and bears interest at the prime rate (7.75% at March 31, 2006) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.0125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times any amounts outstanding under the facility. This facility provides us flexibility to implement our strategy and support our companies.
          On May 4, 2006, the revolving credit facility was amended to extend the expiration date to May 3, 2007. In addition, the following were amended effective as of the amendment date:
•	Availability will be reduced by the amounts outstanding for Safeguard borrowings and letters of credit and amounts guaranteed under partner company facilities maintained with that same lender

•	Cash collateral is one times Safeguard borrowings and letters of credit and amounts borrowed by partner companies under the guaranteed portion of the partner company facilities maintained at the same bank.
          Availability under our revolving credit facility at March 31, 2006 is as follows (in thousands):

	Revolving Credit	Letters of Credit	Total
Size of facility(a)	$48,664	$6,336	$55,000
Subsidiary facilities at same bank(b)	(47,000)	—	(47,000)
Outstanding Letter of Credit(c)	—	(6,336)	(6,336)

Amount Available at March 31, 2006	$1,664	$—	$1,664

(a)	In January 2006, our total facility decreased $5 million to $55 million, as we elected not to renew the incremental $5 million.

(b)	Our ability to borrow under our credit facility is limited by the total facilities maintained by our subsidiaries at the same bank. Of the total facilities, $19.8 million is outstanding under these facilities at March 31, 2006 and included as debt on the Consolidated Balance Sheet. Of the total subsidiary facilities at the same bank, we guaranteed $31.5 million of availability under our facility at March 31, 2006.

(c)	In connection with the sale of CompuCom, we provided to the landlord of CompuCom’s Dallas headquarters lease, a letter of credit, which will expire on March 19, 2019, in an amount equal to $6.3 million.
          We have committed capital of approximately $4.7 million, all of which are commitments made in prior years to various private equity funds and a recent commitment to a private company, to be funded over the next several years, including approximately $2.5 million which is expected to be funded in the next twelve months. We do not intend to commit to new investments in additional private equity funds and may seek to further reduce our current ownership interests in, and our existing commitments to the funds in which we hold interests.
          On January 28, 2006, all subsidiary facilities were extended from January 31, 2006 to February 28, 2006. Subsequently, on February 28, 2006, all subsidiary facilities were extended for one year, with the exception of Acsis’ facility, which expires in June 2006, which is expected to be renewed. In addition to the extension of the maturity dates, a subsidiary increased its working capital line from $5.0 million to $5.5 million and decreased its term loan from $4.5 million to $4.0 million. Our $15 million guarantee on a subsidiary facility was decreased to $10 million and related interest rates on outstanding borrowings were also changed.
          The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to acquire interests in information technology and life sciences companies or provide additional funding to existing partner companies, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in partner companies from time-to-time we may receive proceeds from such sales which could increase our liquidity. From time-to-time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.
          On April 21, 2006, we acquired a 10% interest in Authentium for $5.5 million in cash.
          In May 2001, we entered into a loan agreement with Mr. Musser, our former Chairman and Chief Executive Officer. To date, we have impaired the loan by $15.8 million, to the estimated value of the collateral that we held at each respective date. The carrying value of the loan at March 31, 2006 is $0.3 million. Since 2001, we have received a total of $15.2 million in cash paydowns on the loan. We continue to use reasonable commercial efforts to collect Mr. Musser’s outstanding loan obligations. These efforts have included and may in the future include the sale of existing collateral, obtaining and selling additional collateral, litigation or negotiated resolution.
          We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for further distribution to the fund’s limited partners (the “clawback”). Assuming for these purposes only that the funds were liquidated or dissolved on March 31, 2006 and, the only distributions from the funds are equal to the carrying value of the funds on the March 31, 2006 financial statements, the maximum clawback we would be required to return for our general partner interest is $8 million. Management estimates its liability to be approximately $6 million, which is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.
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
          We have outstanding $145 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on the 2024 Debentures is payable semi-annually. At the note holders’ option, the notes are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the notes at March 31, 2006 was $7.2174 of principal amount per share. The closing price of our common stock on March 31, 2006 was $2.47. The note holders may require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. The note holders may also require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the 2024 Debentures commencing March 20, 2009. During the first quarter of 2006, we repurchased $5 million of the face value of the 2024 Debentures for $3.8 million. We may use up to an additional $16.2 million of cash proceeds from the sale of certain holdings in private equity funds in 2005 to repurchase additional 2024 Debentures.
          For reasons we have discussed, we believe our cash and cash equivalents at March 31, 2006 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for at least the next twelve months, including commitments to our existing companies and funds, our current operating plan to acquire interests in new partner companies and our general corporate requirements.
     Consolidated Subsidiaries
          Most of our consolidated subsidiaries incurred losses in 2005 and the first quarter of 2006 and may need additional capital to fund their operations. From time-to-time, some or all of our consolidated subsidiaries may require additional debt or equity financing or credit support from us to fund planned expansion activities. If we decide not to provide sufficient capital resources to allow them to reach a positive cash flow position, and they are unable to raise capital from outside resources, they may need to scale back their operations. If Alliance Consulting, Clarient, Mantas and Pacific Title meet their business plans for 2006 and the related milestones established by us, we believe they will have sufficient cash or availability under established lines of credit to fund their operations for at least the next twelve months. We expect Laureate Pharma will require additional capital in 2006 to fund their business plan, including their capital expansion program and that Acsis will require capital to develop its new products.
          Consolidated subsidiaries have outstanding facilities that provide for aggregate borrowings of up to $47 million. These facilities contain financial and non-financial covenants. On January 28, 2006, all subsidiary debt facilities were extended from January 31, 2006 to February 28, 2006 and subsequently extended for one year, with the exception of Acsis’ debt facility, which expires in June 2006, which is expected to be renewed.
          As of March 31, 2006, outstanding borrowings under these facilities were $19.8 million.
          During the first quarter of 2006, Clarient entered into a Master Purchase Agreement pursuant to which it sold Automated Cellular Imaging System (ACIS®) cost-per-test units that were previously leased to customers for a gross amount of $2.3 million. The purchaser also has the option to purchase additional units worth up to $1.0 million which Clarient expects to complete in 2006. Under the agreement, ten percent of the purchase price is held in escrow and may be recoverable by the purchaser to the extent that any units returned prior to the expiration of the applicable equipment lease are not successfully remarketed. The escrow amount is classified as restricted cash. The proceeds from this financing are recorded as debt. Amounts invoiced to customers for tests performed or the minimum monthly rental fee related to the units sold will be recorded as revenue and a portion of each fee will be recorded as interest expense and the remainder will reduce the amount recorded as debt. Clarient will continue to record depreciation expense on the units sold which will be recorded to cost of sales – product.
Analysis of Parent Company Cash Flows
Cash flow activity for the Parent Company was as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net cash used in operating activities	$(5,581)	$(5,723)
Net cash provided by (used in) investing activities	8,125	(9,143)
Net cash used in financing activities	(2,350)	—

	$194	$14,866

Cash Used In Operating Activities
          Cash used in operating activities decreased $0.1 million. The improvement is primarily related to working capital changes.
Cash Provided by (Used In) Investing Activities
          Cash provided by (used in) investing activities primarily reflects the acquisition of ownership interests in companies from third parties, partially offset by proceeds from the sales of non-strategic assets and private equity funds.
          Cash provided by investing activities increased $17.3 million in 2006 as compared to the prior year period. This increase is primarily related to a $15.8 million net decrease in restricted cash and marketable securities.
Cash Used In Financing Activities
          Cash used in financing activities increased $2.4 million in 2006 as compared to the prior year period. The increase is primarily related to $3.8 million related to the repurchase of $5 million of face value of the 2024 debentures in the first quarter of 2006.
Consolidated Working Capital from Continuing Operations
          Consolidated working capital from continuing operations remained constant at $147 million at March 31, 2006 compared to December 31, 2005.

Analysis of Consolidated Company Cash Flows
     Cash flow activity was as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net cash used in operating activities	$(10,360)	$(9,186)
Net cash provided by (used in) investing activities	5,432	(12,064)
Net cash used in financing activities	(767)	(2,528)

	$(5,695)	$(23,778)

Cash Used In Operating Activities
          2006 vs. 2005. Net cash used in operating activities increased $1.2 million in 2006 as compared to the prior year period. The increase is primarily related to net reductions in accounts payable and other accrued liabilities, partially offset by improved operating results.
Cash Provided by (Used In) Investing Activities
     2006 vs. 2005. Net cash provided by investing activities increased $17.5 million in 2006 as compared to the prior year period. This increase is primarily related to a $15.8 million net decrease in restricted cash and marketable securities.
Cash Used In by Financing Activities
          2006 vs. 2005. Net cash used in financing activities decreased $1.8 million in 2006 as compared to the prior year period. The decrease is primarily related to increased net borrowings under credit facilities and term debt. Partially offsetting the increase is $3.8 million related to the repurchase of $5.0 million of face value of the 2024 debentures in the first quarter of 2006.
Contractual Cash Obligations and Other Commercial Commitments
          The following table summarizes our contractual obligations and other commercial commitments as of March 31, 2006 by period due or expiration of the commitment.

	Payments Due by Period
		Rest of	2007 and	2009 and	Due after
	Total	2006	2008	2010	2010
	(in millions)
Contractual Cash Obligations
Lines of credit (a)	$16.0	$12.5	$3.5	$—	$—
Long-term debt (a)	6.0	1.2	3.6	1.2	—
Capital leases	3.9	1.3	2.4	0.2	—
Convertible senior debentures (b)	145.0	—	—	—	145.0
Operating leases	31.4	4.7	11.4	7.4	7.9
Funding commitments (c)	4.7	2.1	2.6	—	—
Potential clawback liabilities (d)	6.0	—	1.1	—	4.9
Other long-term obligations (e)	3.7	0.5	1.1	1.3	0.8

Total Contractual Cash Obligations	$216.7	$22.3	$25.7	$10.1	$158.6

	Amount of Commitment Expiration by Period
		Rest of	2007 and	2009 and	Due after
	Total	2006	2008	2010	2010
	(in millions)
Other Commitments
Letters of credit(f)	$11.1	$4.3	$0.4	$—	$6.4

(a)	We have various forms of debt including lines of credit, term loans and equipment leases. Of our total outstanding guarantees of $41.2 million, $19.8 million of outstanding debt associated with the guarantees is included on the Consolidated Balance Sheets at March 31, 2006. The remaining $21.4 million is not reflected on the Consolidated Balance Sheets or in the above table.

(b)	In February 2004, we completed the issuance of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. During the first quarter of 2006, we repurchased $5 million of face value of the 2024 Debentures.

(c)	These amounts include funding commitments to private equity funds and a private company. The amounts have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management.

(d)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for a further distribution to the fund’s limited partners (the “clawback”). Assuming the funds in which we are a general partner are liquidated or dissolved on March 31, 2006 and the only value provided by the funds is the carrying values represented on the March 31, 2006 financial statements, the maximum clawback we would be required to return for our general partner interests is $8 million. Management estimates its liability to be approximately $6 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

(e)	Reflects the amount payable to our former Chairman and CEO under a consulting contract.

(f)	Letters of credit include a $6.3 million letter of credit provided to the landlord of CompuCom’s Dallas headquarters lease in connection with the sale of CompuCom; $1.0 million letter of credit issued by a subsidiary supporting a subsidiary guarantee; and $3.8 million letters of credit issued by subsidiaries supporting their office lease.
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
Recent Accounting Pronouncements
          See Note 6 to the Consolidated Financial Statements.
Factors That May Affect Future Results
     Forward-looking statements in this report and those made from time to time by us through our senior management team are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to differ materially from forresults anticipated in forward-looking statements are described in our SEC filings. These factors include, but are not limited to, the following:
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
     Our consolidated financial results may also vary significantly based upon the partner companies that are included in our financial statements. For example:
▪	For the three months ended March 31, 2006, we consolidated the results of operations of Acsis, Alliance Consulting, Clarient, Laureate Pharma, Mantas and Pacific Title.

Our partner companies currently provide us with little cash flow from their operations so we rely on cash on hand, liquidity events and our ability to generate cash from capital raising activities to finance our operations.
     We need capital to acquire new partner companies and to fund the capital needs of our existing partner companies. We also need cash to service and repay our outstanding debt, finance our corporate overhead and meet our funding commitments to private equity funds. As a result, we have substantial cash requirements. Our partner companies currently provide us with little cash flow from their operations. To the extent our partner companies generate any cash from operations, they generally retain the funds to develop their own businesses. As a result, we must rely on cash on hand, liquidity events and new capital raising activities to meet our cash needs. If we are unable to find ways of monetizing our holdings or to raise additional capital on attractive terms, we may face liquidity issues that will require us to curtail our new business efforts, constrain our ability to execute our business strategy and limit our ability to provide financial support to our existing partner companies.
Fluctuations in the price of the common stock of our publicly traded partner companies may affect the price of our common stock.
     Fluctuations in the market price of the common stock of our publicly traded partner companies are likely to affect the price of our common stock. The market price of our publicly traded partner companies’ common stock has been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. The aggregate market value of our interests in our publicly-traded partner companies at March 31, 2006 (Clarient (Nasdaq: CLRT), eMerge Interactive (Nasdaq: EMRG) and Traffic.com (Nasdaq: TRFC)) was approximately $45.6 million.
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
     The Investment Company Act of 1940 regulates companies which are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. Under the Investment Company Act, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. We refer to this test as the “40% Test.” Securities issued by companies other than majority-owned subsidiaries are generally considered “investment securities” for purpose of the Investment Company Act. We are a company that partners with revenue-stage information technology and life sciences companies to build value; we are not engaged primarily in the business of investing, reinvesting or trading in securities. We are in compliance with the 40% Test. Consequently, we do not believe that we are an investment company under the Investment Company Act.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in partner companies, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities. The fair market value of indirect ownership in common shares of a public security we hold at March 31, 2006 was $0.5 million. A 20% decrease in equity prices would result in a $0.1 million decline in the fair value of the security. Based on closing market prices at March 31, 2006, the fair market value of our holdings in public securities was approximately $45.6 million. A 20% decrease in equity prices would result in an approximate $9.1 million decrease in the fair value of our publicly traded securities. At March 31, 2006, the value of the collateral securing the Musser loan included $0.7 million of publicly traded securities. A 20% decrease in the fair value of these securities would result in a decline in value of approximately $0.1 million.
          In February 2004, we completed the issuance of $150 million of fixed rate notes with a stated maturity of March 2024. Interest payments of approximately $2.0 million are due March and September of each year starting in September 2004. The holders of the 2024 Debentures may require repurchase of the notes on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. On October 8, 2004, we utilized approximately $16.7 million of the proceeds from the CompuCom sale to escrow interest payments due through

March 15, 2009. During the first quarter of 2006, the Company repurchased $5.0 million of the face value of the 2024 Debentures for $3.8 million in cash.

					Fair
	Remainder				Market
	of			After	Value
Liabilities	2006	2007	2008	2008	at 3/31/06
Convertible Senior Notes due by year (in millions)	—	—	—	$145.0	$116.0
Fixed Interest Rate	2.625%	2.625%	2.625%	2.625%	2.625%
Interest Expense (in millions)	$1.9	$3.8	$3.8	$60.0	N/A
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
          We and Warren V. Musser, our former Chairman and Chief Executive Officer, were named as defendants in putative class action and related cases filed in 2001 in U.S. District Court for the Eastern District of Pennsylvania (the “District Court”). Among other things, the plaintiffs alleged that we failed to disclose certain information regarding allegedly manipulative marign trading by Mr. Musser and a loan and guarantee extended by us to Mr. Musser. These cases were known as “In Re: Safeguard Scientifics Securities Litigation”. In 2003, the District Court denied plaintiffs’ motion for class certification. In November 2004, the District Court granted summary judgment in favor of us and Mr. Musser with respect to all claims asserted. In December 2004, the plaintiffs appealed the District Court’s orders. In April 2006, the District Court approved a final settlement of these cases. In the settlement, the twelve individual plaintiffs who sued us and Mr. Musser are releasing and dismissing with prejudice all claims and actions against us and Mr. Musser in exchange for an immaterial settlement amount which is being paid by Safeguard’s insurer. The settlement is not a class action settlement, and provides no payments to shareholders other than these twelve plaintiffs’. The final dismissal of these cases will occur on June 27, 2006. In the settlement, neither Safeguard nor Mr. Musser have admitted any wrongdoing.
Item 1A. Risk Factors
           Except as set forth below, there have been no material changes in our risk factors from the information set forth above under the heading “Factors that May Affect Future Results” and in our Annual Report on Form 10-K for the year ended December 31, 2005.

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
          Our consolidated financial results may also vary significantly based upon the partner companies that are included in our financial statements. For example:
▪ For the three months ended March 31, 2006, we consolidated the results of operations of Acsis, Alliance Consulting, Clarient, Laureate Pharma, Mantas and Pacific Title.
Fluctuations in the price of the common stock of our publicly traded partner companies may affect the price of our common stock.
          Fluctuations in the market price of the common stock of our publicly traded partner companies are likely to affect the price of our common stock. The market price of our publicly traded partner companies’ common stock has been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. The aggregate market value of our interests in our publicly-traded partner companies at March 31, 2006 (Clarient (Nasdaq: CLRT), eMerge Interactive (Nasdaq: EMRG) and Traffic.com (Nasdaq: TRFC)) was approximately $45.6 million.

      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Other Information.
           As of May 4, 2006, Safeguard Delaware, Inc. (“SDI”) and Safeguard Scientifics (Delaware), Inc. (“SSDI”), both subsidiaries of Safeguard Scientifics, Inc. (“Safeguard”), entered into the Seventh Amendment (the “Amendment”) to Loan Agreement dated as of May 10, 2002, as amended, by and among Comerica Bank, (“Bank”), SDI and SSDI. The Amendment extended the maturity date of the facility from May 8, 2006 to May 3, 2007. The total facility size remains unchanged at $55 million; however, the Amendment eliminated the separate $10 million letter of credit subfacility, subject to the provision that the face amount of outstanding letters of credit issued under the facility, whether drawn or not, may not exceed $10 million. The facility requires cash collateral equal to any amounts outstanding under the facility plus the lesser of $10 million or the outstanding obligations under both the guaranteed and non-guaranteed credit line available to Safeguard’s partner company, Alliance Holdings, Inc., under its separate credit facility with Bank and 100% of the amounts borrowed under the guaranteed portions of other partner companies’ facilities. In addition, availability under the line is reduced by amounts outstanding at Safeguard and for amounts that are drawn under the guarantees of the partner companies. Other terms of the facility, including rate of interest and payment terms, remain the same. Safeguard is a guarantor of the obligations of SDI and SSDI under the facility.
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

		Incorporated Filing
		Reference
			Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number
10.1 *	2006 Management Incentive Plan	Form 8-K 2/27/06	99.1
10.2.1	Seventh Amendment dated as of February 28, 2006 to Loan Agreement dated September 25, 2003 by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	Form 8-K 3/6/06	99.5
10.2.2	Amendment and Affirmation of Guaranty dated as of February 28, 2006 by Safeguard Scientifics, Inc. (on behalf of Alliance)	Form 8-K 3/6/06	99.6
10.2.3	Amendment and Affirmation of Guaranty dated as of February 28, 2006 by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Alliance)	Form 8-K 3/6/06	99.7
10.3	Sixth Amendment dated as of February 28, 2006, to Loan Agreement dated as of February 13, 2003, as amended, by and between Comerica Bank and Clarient, Inc., formerly known as ChromaVision Medical Systems, Inc.	Form 8-K 3/6/06	99.3
10.4	Fourth Amendment dated as of February 28, 2006 to Loan and Security Agreement dated as of December 1, 2004, by and between Comerica Bank and Laureate Pharma, Inc.	Form 8-K 3/6/06	99.4
10.5.1	Fifth Amendment and Consent dated as of February 28, 2006, to Amended and Restated Loan and Security Agreement dated as of December 15, 2002, as amended, by and between Comerica Bank, successor by merger to Comerica Bank – California, and Mantas, Inc.	Form 8-K 3/6/06	99.1
10.5.2	Guaranty dated as of February 28, 2006 by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Mantas, Inc.)	Form 8-K 3/6/06	99.2
10.6	Second Amendment dated as of February 28, 2006 to Amended and Restated Loan and Security Agreement dated as of January 31, 2005, by and between Comerica Bank and Pacific Title & Art Studio, Inc., formerly known as Pacific Title & Arts Studio, Inc.	Form 8-K 3/6/06	99.8
31.1 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2 †	Certification of Christopher J. Davis pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2 †	Certification of Christopher J. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

Date: May 5, 2006	PETER J. BONI

Peter J. Boni
President and Chief Executive Officer

Date: May 5, 2006	CHRISTOPHER J. DAVIS

Christopher J. Davis
Executive Vice President and Chief Administrative and Financial Officer