Form 10-Q
period 2006-06-30
SAFEGUARD SCIENTIFICS INC
filed 2006-08-04
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2006

Commission File Number 1-5620
SAFEGUARD SCIENTIFICS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-1609753 (I.R.S. Employer Identification Number)

Building 800 435 Devon Park Drive, Wayne, PA (Address of principal executive offices)	19087 (Zip Code)
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
Yes ☐      No ☑
Number of shares outstanding as of August 2, 2006
Common Stock 120,155,036

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(in thousands except per share data)
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$94,101	$127,553
Restricted cash	532	1,348
Marketable securities	38,934	31,770
Trading securities	2,331	—
Restricted marketable securities	3,870	3,805
Accounts receivable, less allowances ($1,597 - 2006; $1,720- 2005)	47,518	49,656
Prepaid expenses and other current assets	7,530	6,122
Current assets of discontinued operations	147	—

Total current assets	194,963	220,254
Property and equipment, net	44,278	39,520
Ownership interests in and advances to companies	21,614	17,897
Long-term marketable securities	1,129	3,311
Long-term restricted marketable securities	7,573	9,457
Intangible assets, net	13,436	15,618
Goodwill	97,053	97,462
Note receivable — related party	376	—
Other	7,850	9,119
Non-current assets of discontinued operations	—	3,562

Total Assets	$388,272	$416,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of credit line borrowings	$17,405	$14,523
Current maturities of long-term debt	3,582	3,380
Current portion of convertible senior debentures	—	5,000
Accounts payable	7,466	11,380
Accrued compensation and benefits	13,218	15,130
Accrued expenses and other current liabilities	13,304	16,119
Deferred revenue	6,996	8,062
Current liabilities of discontinued operations	—	1,119

Total current liabilities	61,971	74,713
Long-term debt	6,029	5,170
Other long-term liabilities	16,610	14,824
Convertible senior debentures	145,000	145,000
Deferred taxes	877	895
Minority interest	6,622	10,478
Non-current liabilities of discontinued operations	—	145

Commitments and contingencies
Redeemable stock-based compensation	2,032	—
Shareholders’ Equity
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 120,155 and 119,935 shares issued and outstanding in 2006 and 2005	12,016	11,993
Additional paid-in capital	748,819	747,953
Accumulated deficit	(612,775)	(597,088)
Accumulated other comprehensive income	1,071	3,166
Treasury stock, at cost (2 shares-2005)	—	(6)
Unamortized deferred compensation	—	(1,043)

Total shareholders’ equity	149,131	164,975

Total Liabilities and Shareholders’ Equity	$388,272	$416,200

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
	(unaudited)
Revenue
Product sales	$3,947	$3,475	$9,414	$5,506
Service sales	52,502	41,214	102,519	77,725

Total revenue	56,449	44,689	111,933	83,231

Operating Expenses
Cost of sales — product	2,474	953	4,840	1,638
Cost of sales — service	35,809	28,422	70,924	54,966
Selling, general and administrative	26,938	19,073	53,282	39,346
Research and development	3,208	2,206	6,593	4,850
Amortization of intangibles	972	894	2,251	1,832

Total operating expenses	69,401	51,548	137,890	102,632

Operating loss	(12,952)	(6,859)	(25,957)	(19,401)
Other income (loss), net	(1,243)	1,259	1,894	1,250
Impairment — related party	—	(102)	—	(260)
Interest income	1,610	1,148	3,180	2,279
Interest expense	(1,659)	(1,564)	(3,293)	(3,100)
Equity income (loss)	335	(1,376)	(270)	(5,407)
Minority interest	1,895	1,215	3,892	2,851

Net loss from continuing operations before income taxes	(12,014)	(6,279)	(20,554)	(21,788)
Income tax (expense) benefit	1,183	(150)	1,101	11

Net loss from continuing operations	(10,831)	(6,429)	(19,453)	(21,777)
Net income (loss) from discontinued operations	1,596	(1,250)	3,766	(1,995)

Net Loss	$(9,235)	$(7,679)	$(15,687)	$(23,772)

Basic and Diluted Income (Loss) Per Share:
Net loss from continuing operations	$(0.09)	$(0.05)	$(0.16)	$(0.18)
Net income (loss) from discontinued operations	0.01	(0.01)	0.03	(0.02)

Net Loss Per Share	$(0.08)	$(0.06)	$(0.13)	$(0.20)

Shares Used in Computing Basic and Diluted Income (Loss) Per Share	121,499	120,779	121,390	120,714

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(in thousands)
	(unaudited)
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities of discontinued operations	$38	$(1,097)
Net cash used in operating activities of continuing operations	(15,972)	(15,157)

Net cash used in operating activities	(15,934)	(16,254)

Cash Flows from Investing Activities
Proceeds from sales of and distributions from companies and funds	1,712	512
Advances to companies	—	(389)
Acquisitions of ownership interests in companies, funds and subsidiaries, net of cash acquired	(8,004)	(3,598)
Increase in restricted cash and marketable securities	(39,656)	(44,148)
Decrease in restricted cash and marketable securities	32,491	18,513
Capital expenditures	(10,363)	(5,190)
Proceeds from sale of property and equipment	516	4,212
Capitalized software costs	(171)	(39)
Proceeds from sale of discontinued operations	6,154	—
Other, net	(446)	(57)

Net cash used in investing activities	(17,767)	(30,184)

Cash Flows from Financing Activities
Repurchase of convertible senior debentures	(3,775)	—
Borrowings on revolving credit facilities	67,501	49,003
Repayments on revolving credit facilities	(64,595)	(45,430)
Borrowings of term debt	3,684	2,737
Repayments of term debt	(2,620)	(5,081)
Increase (decrease) in restricted cash	(282)	508
Issuance of Company common stock, net	356	—
Issuance of subsidiary common stock, net	50	64
Purchase of subsidiary common stock, net	—	(601)
Offering costs on issuance of subsidiary common stock	(70)	—

Net cash provided by financing activities	249	1,200

Net Decrease in Cash and Cash Equivalents	(33,452)	(45,238)
Cash and Cash Equivalents at beginning of period	127,553	146,874

Cash and Cash Equivalents at end of period	$94,101	$101,636

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
1. GENERAL
     The accompanying unaudited interim Consolidated Financial Statements of Safeguard Scientifics, Inc. (the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statements rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2005 Annual Report on Form 10-K.
2. BASIS OF PRESENTATION
     The Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which it directly or indirectly owns more than 50% of the outstanding voting securities.
     The Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows include the following subsidiaries:

Three Months Ended June 30,
2006	2005
Acsis, Inc. (“Acsis”)	Alliance Consulting
Alliance Consulting Group	Clarient
Associates, Inc. (“Alliance	Laureate Pharma
Consulting”)	Mantas
Clarient, Inc. (“Clarient”)	Pacific Title
Laureate Pharma, Inc. (“Laureate	Pacific Title
Pharma”)
Mantas, Inc. (“Mantas”)
Pacific Title and Art Studio, Inc.
(“Pacific Title”)

Six Months Ended June 30,
2006	2005
Acsis Alliance Consulting Clarient Laureate Pharma Mantas Pacific Title	Alliance Consulting Clarient Laureate Pharma Mantas Pacific Title

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2006
     The Company’s Consolidated Balance Sheets include the following majority-owned subsidiaries:

June 30, 2006	December 31, 2005
Acsis	Acsis
Alliance Consulting	Alliance Consulting
Clarient	Clarient
Laureate Pharma	Laureate Pharma
Mantas	Mantas
Pacific Title	Pacific Title
     Alliance Consulting operates on a 52 or 53-week fiscal year, ending on the Saturday closest to the end of the fiscal period. The Company and all other subsidiaries operate on a calendar year. Alliance Consulting’s second quarter ended on July 1, 2006 and July 2, 2005, each a period of 13 weeks and year-to-date a period of 26 weeks.
     See Note 3 for discontinued operations treatment of components of Alliance Consulting, Laureate Pharma and Mantas.
3. DISCONTINUED OPERATIONS
  Laureate Pharma – Totowa Operations
     In December 2005, Laureate Pharma sold its Totowa operations for $16.0 million in cash. Laureate Pharma recognized a $7.7 million gain on the transaction. The Totowa operations are reported in discontinued operations in 2005.
  Mantas – Telecommunications Business
     Mantas sold its telecommunications business and certain related assets and liabilities in the first quarter of 2006 for $2.1 million in cash. As a result of the sale, Mantas recorded a gain of $1.9 million in the first quarter of 2006. Mantas’ telecommunications business is reported in discontinued operations for all periods presented.
  Alliance Consulting – Southwest Region
     Alliance Consulting completed the sale of its Southwest region on May 1, 2006 for proceeds of $4.5 million, including cash of $3.0 million and stock of the acquiror of $1.5 million. As a result of the sale, Alliance Consulting recorded a gain of $1.6 million in the second quarter of 2006. Alliance Consulting’s Southwest region is reported in discontinued operations for all periods presented.
     Results of all discontinued operations were as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
	(in thousands)
	(unaudited)
Revenue	$957	$3,321	$3,869	$7,623
Operating expenses	(925)	(4,571)	(3,575)	(9,618)

Net income (loss) from operations	32	(1,250)	294	(1,995)
Gain on disposal	1,564	—	3,472	—

Income (loss) from discontinued operations, net of income taxes	$1,596	$(1,250)	$3,766	$(1,995)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2006
     The assets and liabilities of the discontinued operations were as follows:

	June 30,	December 31,
	2006	2005
	(in thousands)
	(unaudited)
Accounts receivable, less allowances	$147	$—

Total current assets	147	—

Property and equipment, net	—	173
Goodwill	—	3,377
Other assets	—	12

Total non-current assets	—	3,562

Total Assets	$147	$3,562

Deferred revenue	$—	$1,119
Other long-term liabilities	—	145

Total liabilities	$—	$1,264

Carrying value	$147	$2,298

4. MARKETABLE SECURITIES
     Marketable securities include the following:

	Current		Long-term
	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005
	(in thousands)
	(unaudited)		(unaudited)
Held-to-maturity:
Certificates of deposit	$4,692	$12,289	$—	$—
U.S. Treasury securities	1,109	2,845	—	—
Mortgage and asset-backed securities	—	2,457	—	—
Commercial paper	33,133	14,179	—	—

	38,934	31,770	—	—
Restricted U.S. Treasury securities	3,870	3,805	7,573	9,457

	42,804	35,575	7,573	9,457

Available-for-sale:
Equity securities	—	—	1,129	3,311
Trading securities:
Equity securities	2,331	—	—	—

	$45,135	$35,575	$8,702	$12,768

     As of June 30, 2006, the contractual maturities of securities are as follows:

	Years to Maturity
	(in thousands)
		(unaudited)
	Less Than	One to	No Single
	One Year	Five Years	Maturity Date	Total
Held-to-maturity	$42,804	$7,573	$—	$50,377
Available-for-sale	—	—	1,129	1,129
Trading	2,331	—	—	2,331

	$45,135	$7,573	$1,129	$53,837

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2006
     As of June 30, 2006 and December 31, 2005, the Company’s investment in available-for-sale securities had generated, on a cumulative basis, unrealized gains of $1.1 million and $3.3 million, respectively, which are reflected in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets. For the three and six months ended June 30, 2006, the Company recorded $1.2 million and $0.4 million of unrealized losses associated with the Company’s investment in trading securities, which are reflected in Other Income (Loss), Net in the Consolidated Statements of Operations.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
     The following is a summary of changes in the carrying amount of goodwill by segment:

	Alliance
	Consulting	Clarient	Mantas	Acsis	Total
	(in thousands)
	(unaudited)
Balance at December 31, 2005	$51,782	$14,259	$19,490	$11,931	$97,462
Purchase price adjustments	—	—	(36)	(373)	(409)

Balance at June 30, 2006	$51,782	$14,259	$19,454	$11,558	$97,053

     As discussed in Note 15, the Acsis purchase price allocation is not yet final.
     Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite and indefinite useful lives:

	June 30, 2006
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
	(unaudited)
Customer-related	7 – 10 years	$8,991	$2,155	$6,836
Technology-related	3 – 10 years	12,951	10,908	2,043
Process-related	3 years	1,363	757	606
Tradenames	20 years	1,222	35	1,187
Covenant not-to-compete	1 year	470	273	197

		24,997	14,218	10,869
Tradenames	Indefinite	2,567	—	2,567

Total		$27,564	$14,128	$13,436

	December 31, 2005
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
Customer-related	7 - 10 years	$8,991	$1,626	$7,365
Technology-related	3 - 10 years	12,882	9,677	3,205
Process-related	3 years	1,363	530	833
Tradenames	20 years	1,222	5	1,217
Covenant not-to-compete	1 year	470	39	431

		24,928	11,877	13,051
Tradenames	Indefinite	2,567	—	2,567

Total		$27,495	$11,877	$15,618

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2006
     Amortization expense related to intangible assets was $1.0 million and $2.3 million for the three and six months ended June 30, 2006, and $0.9 million and $1.8 million for the three and six months ended June 30, 2005, respectively. The following table provides estimated future amortization expense related to intangible assets:

Total
(In thousands)
(unaudited)
Remainder of 2006	$1,328
2007	2,141
2008	1,724
2009	1,279
2010 and thereafter	4,397

$10,869

6. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.
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
     The following summarizes the components of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
	(unaudited)
Net loss from continuing operations	$(10,831)	$(6,429)	$(19,453)	$(21,777)

Other comprehensive income (loss):
Foreign currency translation adjustments	118	(29)	87	(55)
Unrealized holding losses in available-for-sale securities	(1,956)	(1,505)	(2,182)	(7,073)

Other comprehensive loss from continuing operations	(1,838)	(1,534)	(2,095)	(7,128)

Comprehensive loss from continuing operations	(12,669)	(7,963)	(21,548)	(28,905)
Income (loss) from discontinued operations	1,596	(1,250)	3,766	(1,995)

Comprehensive loss	$(11,073)	$(9,213)	$(17,782)	$(30,900)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2006
8. LONG-TERM DEBT AND CREDIT ARRANGEMENTS
     Consolidated long-term debt consists of the following:

	June 30,	December 31

	2006	2005
	(In thousands)
	(unaudited)
Subsidiary credit line borrowings (guaranteed by the Company)	$17,405	$14,523
Subsidiary term loans (guaranteed by the Company)	3,500	4,000

	20,905	18,523
Other term loans	1,927	855
Capital lease obligations	4,184	3,695

	27,016	23,073
Less current maturities	(20,987)	(17,903)

Total long-term debt, less current portion	$6,029	$5,170

     In May 2006, the Company renewed its revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees of up to $55 million. In addition, a subsidiary increased their facility by $3 million. Borrowing availability under the facility is reduced by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under partner company facilities maintained with that same lender. This credit facility bears interest at the prime rate (8.25% at June 30, 2006) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.0125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times the Company’s borrowings and letters of credit and amounts borrowed by partner companies under the guaranteed portion of the partner company facilities maintained at the same bank. The credit facility matures in May 2007.
     Availability under the Company’s revolving credit facility at June 30, 2006 is as follows:

	Revolving Credit	Letters of Credit	Total
		(in thousands)
		(unaudited)
Size of facility	$48,664	$6,336	$55,000
Subsidiary facilities at same bank (a)	(31,500)	—	(31,500)
Outstanding letter of credit (b)	—	(6,336)	(6,336)

Amount available at June 30, 2006	$17,164	$—	$17,164

(a)	The Company’s ability to borrow under its credit facility is limited by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under partner company facilities maintained at the same bank. Of the total facilities, $20.9 million is outstanding under these facilities at June 30, 2006 and included as debt on the Consolidated Balance Sheet.

(b)	In connection with the sale of CompuCom, the Company provided to the landlord of CompuCom’s Dallas headquarters, a letter of credit, which will expire on March 19, 2019, in an amount equal to $6.3 million.
     All subsidiary facilities expire in February 2007 with the exception of Acsis’ facility, which expired in June 2006 and is expected to be renewed in August.
     Borrowings are secured by substantially all of the assets of the respective subsidiaries. These obligations bear interest at variable rates ranging between the prime rate minus 0.5% and the prime rate plus 1.0%. These facilities contain financial and non-financial covenants.
     Debt as of June 30, 2006 bears interest at fixed rates ranging between 4.0% and 20.3% and variable rates indexed to the prime rate plus 1.75%. Debt as of December 31, 2005 bore interest at fixed rates ranging between 4.0% and 22.0% and variable rates indexed to the prime rate plus 1.75%.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2006
     The Company’s debt matures as follows:

Total
(In thousands)
(unaudited)
Remainder of 2006	$2,678
2007	20,080
2008	2,716
2009	1,534
2010 and thereafter	8

Total debt	$27,016

9. CONVERTIBLE SENIOR DEBENTURES
     In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on the 2024 Debentures is payable semi-annually. At the debenture holders’ option, the 2024 Debentures are convertible into our common stock through March 14, 2024, subject to certain conditions. The conversion rate of the debentures at June 30, 2006 was $7.2174 of principal amount per share. The closing price of the Company’s common stock at June 30, 2006 was $2.16. The 2024 Debenture holders may require repurchase of the debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount plus accrued and unpaid interest. The Debenture holders may also require repurchase of the debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, the Company may redeem all or some of the 2024 Debentures commencing March 20, 2009. During the first quarter of 2006, the Company repurchased $5 million of the face value of the 2024 Debentures for $3.8 million in cash. In connection with the repurchase, the Company recorded $0.1 million of expense related to the acceleration of deferred debt issuance costs associated with the 2024 Debentures, resulting in a net gain of $1.1 million, which is included in Other Income (Loss), Net in the Consolidated Statements of Operations for the six months ended June 30, 2006. At June 30, 2006, the market value of the $145 million of outstanding 2024 Debentures was approximately $112.7 million based on quoted market prices.
     As required by the terms of the 2024 Debentures, after completing the sale of CompuCom, the Company escrowed $16.7 million on October 8, 2004 for interest payments through March 15, 2009 on the 2024 Debentures. A total of $11.4 million is included in Restricted Marketable Securities on the Consolidated Balance Sheet at June 30, 2006, of which $3.9 million is classified as a current asset.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2006
     To the extent allowable, all grants are incentive stock options. Options granted under the plans are at prices equal to the fair market value at the date of grant. Upon exercise of stock options, the Company issues shares first from treasury stock, if available, then from authorized but unissued shares. At June 30, 2006, the Company had reserved 23.7 million shares of common stock for possible future issuance under its equity compensation plans. Several subsidiaries also maintain separate equity compensation plans for their employees, directors and advisors.
Classification of Stock-Based Compensation Expense
     Stock-based compensation expense is recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2006	2006
	(in thousands)
	(unaudited)
Cost of sales – product	$—	$3
Cost of sales – service	20	40
Selling, general and administrative	1,681	3,686
Research and development	48	88

	$1,749	$3,817

     Prior to adopting SFAS No. 123(R), the Company accounted for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost been recognized consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s consolidated net loss from continuing operations and discontinued operations and loss per share from continuing operations and from discontinued operations would have been as follows:

		Three Months Ended June 30,	Six Months Ended June 30,
		2005	2005
		(in thousands, except per share data)
		(unaudited)
Consolidated net loss from continuing operations	As reported	$(6,429)	$(21,777)
Add: Stock-based compensation expense included in net loss, net of minority interest	As reported	519	1,038
Deduct: Total stock based employee compensation expense from continuing operations determined under fair value based method for all awards, net of related tax effects		(1,777)	(3,608)

Consolidated net loss from continuing operations	Pro forma	(7,687)	(24,347)
Net loss from discontinued operations	As reported	(1,250)	(1,995)

	Pro forma	$(8,937)	$(26,342)

Basic and Diluted Loss Per Share:
Net loss from continuing operations	As reported	$(0.05)	$(0.18)
Net loss from discontinued operations	As reported	(0.01)	(0.02)

		$(0.06)	$(0.20)

Net loss from continuing operations	Pro forma	$(0.06)	$(0.20)
Net loss from discontinued operations	Pro forma	(0.01)	(0.02)

		$(0.07)	$(0.22)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2006
The Company
     The fair value of the Company’s stock-based awards to employees during the three and six months ended June 30, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred. The expected life of stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
Service-Based Awards
Dividend yield	0%	0%	0%	0%
Expected volatility	73%	85%	73%	85%
Average expected option life	5 years	5 years	5 years	5 years
Risk-free interest rate	5.2%	4.0%	5.1%	4.0%

Market-Based Awards
Dividend yield	0%	N/A	0%	N/A
Expected volatility	67%	N/A	67%	N/A
Average expected option life	6 years	N/A	6 years	N/A
Risk-free interest rate	5.2%	N/A	5.0%	N/A
     The weighted-average grant date fair value of options issued by the Company during the three and six months ended June 30, 2006 was $1.60 per share and $1.48 per share, respectively. The weighted-average grant date fair value of options issued by the Company during the three and six months ended June 30, 2005 was $0.74 per share.
     The Company granted 0.4 million and 0.7 million market-based stock option awards to employees during the three and six months ended June 30, 2006, respectively. The Company granted 8.6 million market-based stock option awards to employees during 2005. The awards entitle participants to vest in a number of options determined by achievement of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on our estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method, but is accelerated if market capitalization targets are achieved earlier than estimated. Based on the achievement of market capitalization targets, 0.2 million and 1.2 million shares vested during the three and six months ended June 30, 2006, respectively. The Company recorded $0.7 million and $1.4 million of compensation expense related to the market-based awards in the three and six months ended June 30, 2006, respectively. The maximum number of unvested shares at June 30, 2006 attainable under these grants is 8.1 million shares.
     All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. The Company recorded $0.4 million and $0.8 million of compensation expense related to these awards during the three and six months ended June 30, 2006.
     During the second quarter of 2006, the Company granted twenty-one thousand stock options to members of its advisory boards, which comprise non-employees. Such awards vest over one year, are equity classified and are marked-to-market each period.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2006
     Option activity of the Company is summarized below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(In thousands)			(In thousands)
	(unaudited)
Outstanding at December 31, 2005	18,971	$2.20
Options granted	1,006	2.31
Options exercised	(222)	1.60
Options canceled/forfeited	(611)	4.00

Outstanding at June 30, 2006	19,144	2.15	6.16	$10,751

Options exercisable at June 30, 2006	7,283	3.08	4.52	2,206
Shares available for future grant	3,098
     The total intrinsic value of options exercised in the six months ended June 30, 2006 was $0.1 million. No options were exercised in the six months ended June 30, 2005.
     At June 30, 2006, total unrecognized compensation cost related to non-vested stock options granted under the plans for service-based awards was $3.0 million. That cost is expected to be recognized over a weighted-average period of 2.7 years.
     At June 30, 2006, total unrecognized compensation cost related to non-vested stock options granted under the plans for market-based awards was $4.3 million. That cost is expected to be recognized over a weighted-average period of 4.9 years but would be accelerated if market capitalization targets are achieved earlier than estimated.
     Total compensation expense for restricted stock issuances was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2005. No unamortized compensation expense related to restricted stock issuances remains at June 30, 2006.
     The Company has previously issued deferred stock units to certain employees. The Company issued deferred stock units during the three and six months ended June 30, 2006 and 2005, to directors who elected to defer all or a portion of directors’ fees earned. Deferred stock units issued to directors in lieu of directors fees are 100% vested at grant; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following grant. Deferred stock units are payable in stock on a one-for-one basis. Payments in respect of the deferred stock units are generally distributable following termination of employment or service, death, permanent disability or retirement. Total compensation expense for deferred stock units was approximately $0.1 and $0.2 million for the three and six months ended June 30, 2006 and $0.2 million and $0.4 million for the three and six months ended June 30, 2005. Unamortized compensation expense related to deferred stock units at June 30, 2006 is $0.3 million.
     Deferred stock unit activity is summarized below:

		Weighted
		Average
	Shares	Grant Date Fair Value
	(In thousands)
	(unaudited)
Unvested at December 31, 2005	196	$3.21
Granted	20	2.23
Vested	(75)	2.40
Forfeited	(44)	4.41

Unvested at June 30, 2006	97	3.10

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2006
     The total fair value of deferred stock units vested during the three and six months ended June 30, 2006 was $0.1 million and $0.2 million, respectively.
Consolidated Subsidiaries
     The fair value of the Company’s subsidiaries’ stock-based awards to employees during the three and six months ended June 30, 2006 and 2005 was estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred. The expected life of stock options granted was estimated using the historical exercise behavior of employees. The expected life of stock options granted for subsidiaries that do not have sufficient historical exercise behavior of employees was calculated using the simplified method of determining expected term as provided in Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). Expected volatility for publicly-held subsidiaries was based on historical volatility for a period equal to the stock option’s expected life. Expected volatility for privately-held subsidiaries is based on the average historical volatility of comparable companies for a period equal to the stock option’s expected life. The fair value of the underlying stock of privately-held subsidiaries on the date of grant was determined based on a number of valuation methods, including discounted cash flows and revenue and acquisition multiples.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
Dividend yield	0%	0%	0%	0%
Expected volatility	38% – 92%	75% - 100%	38% - 96%	70% - 103%
Average expected option life	5 – 6 years	4 – 5 years	5 – 6 years	4 – 5 years
Risk-free interest rate	4.9% - 5.3%	3.9% - 4.0%	4.3% - 5.3%	3.9% - 4.1%
     Stock options granted by subsidiaries generally are service-based awards that vest four years after the date of grant and expire 7 to 10 years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period is the period over which the award vests. The Company’s consolidated subsidiaries recorded $0.6 million and $1.6 million of compensation expense related to these awards during the three and six months ended June 30, 2006, respectively.
     At June 30, 2006, total unrecognized compensation cost related to non-vested stock options granted under the consolidated subsidiaries’ plans was $5.2 million. That cost is expected to be recognized over a weighted-average period of 2.6 years.
     During the second quarter of 2006, certain subsidiaries granted stock options to advisory boards, which comprise of non-employees. Such awards vest over four years, are equity classified and are marked-to-market each period.
     Certain employees of our subsidiaries have the right to require the respective subsidiary to purchase shares of common stock of the subsidiary received by the employee pursuant to the exercise of options or the conversion of deferred stock units. The employee must hold the shares for at least six months prior to exercising this right. The required purchase price is 75% to 100% of the fair market value at the time the right is exercised. These options and deferred stock units qualify for equity-classification under SFAS No. 123(R). In accordance with EITF Issue No. D-98, however, these instruments are classified outside of permanent equity on the Consolidated Balance Sheet as Redeemable Stock-Based Compensation at their current redemption amount based on the number of options and deferred stock units vested as of June 30, 2006.
11. INCOME TAXES
     The Company’s consolidated net income tax benefit recorded for the three and six months ended June 30, 2006, was $1.2 million and $1.1 million, respectively. The Company recognized a $1.3 million tax benefit in the three months ended June 30, 2006, respectively, related to uncertain tax positions for which the statute of limitations expired during the period in the applicable tax jurisdictions. The Company also recognized tax expense of $0.1 million and $0.2 million in the three and six months

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2006
ended June 30, 2006 related to the Company’s share of net state and foreign tax expenses recorded by subsidiaries. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the net operating loss benefit that would have been recognized in 2006 was offset by a valuation allowance.
12. NET LOSS PER SHARE
     The calculations of net loss per share were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands except per share data)
	(unaudited)
Basic:
Net loss from continuing operations	$(10,831)	$(6,429)	$(19,453)	$(21,777)
Net income (loss) from discontinued operations	1,596	(1,250)	3,766	(1,995)

Net loss	$(9,235)	$(7,679)	$(15,687)	$(23,772)

Average common shares outstanding	121,499	120,779	121,390	120,714

Net loss from continuing operations	$(0.09)	$(0.05)	$(0.16)	$(0.18)
Net income (loss) from discontinued operations	0.01	(0.01)	0.03	(0.02)

Net loss per share	$(0.08)	$(0.06)	$(0.13)	$(0.20)

Diluted:
Net loss from continuing operations principle	$(10,831)	$(6,429)	$(19,453)	$(21,777)
Effect of holdings	(34)	(128)	(49)	(181)
Net income (loss) from discontinued operations	1,596	(1,250)	3,766	(1,995)

Net loss	$(9,269)	$(7,807)	$(15,736)	$(23,953)

Average common shares outstanding	121,499	120,779	121,390	120,714

Loss per share from continuing operations	$(0.09)	$(0.05)	$(0.16)	$(0.18)
Net income (loss) from discontinued operations	0.01	(0.01)	0.03	(0.02)

Diluted loss per share	$(0.08)	$(0.06)	$(0.13)	$(0.20)

     Basic and diluted average common shares outstanding for purposes of computing net income (loss) per share includes outstanding common shares and vested deferred stock units (DSU’s).
     If a consolidated or equity method partner company has dilutive stock options, unvested restricted stock, DSU’s, warrants or securities outstanding, diluted net loss per share is computed by first deducting from net loss the income attributable to the potential exercise of the dilutive securities of the company. This impact is shown as an adjustment to net loss for purposes of calculating diluted net loss per share.
     The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:
•	At June 30, 2006 and 2005, options to purchase 19.1 million and 8.7 million shares of common stock at prices ranging from $1.03 to $45.47 per share, were excluded from the 2006 and 2005 calculations, respectively.

•	At June 30, 2005, unvested restricted stock units convertible into 0.1 million shares of stock were excluded from the calculation. At June 30, 2006 and 2005, unvested deferred stock units convertible into 0.3 million and 0.5 million shares, respectively, were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2006
•	At June 30, 2006 and 2005, a total of 20.1 million and 20.8 million shares related to the Company’s 2024 Debentures (See Note 9) representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculation.
13. PARENT COMPANY FINANCIAL INFORMATION
     Parent company financial information is provided to present the financial position and results of operations of the Company as if the consolidated companies (see Note 2) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies.
  Parent Company Balance Sheets

	June 30, 2006	December 31, 2005
	(In thousands)
	(unaudited)
Assets
Cash and cash equivalents	$78,766	$108,300
Restricted cash	—	1,098
Marketable securities	38,934	31,770
Trading securities	2,331	—
Restricted marketable securities	3,870	3,805
Other current assets	1,279	1,704

Total current assets	125,180	146,677
Ownership interests in and advances to companies	177,645	175,133
Long-term marketable securities	1,129	3,311
Long-term restricted marketable securities	7,573	9,457
Note receivable — related party	376	—
Other	4,267	5,109

Total Assets	$316,170	$339,687

Liabilities and Shareholders’ Equity
Current convertible senior debentures	$—	$5,000
Current liabilities	9,675	13,625

Total current liabilities	9,675	18,625
Long-term liabilities	10,332	11,087
Convertible senior debentures	145,000	145,000
Shareholders’ equity	151,163	164,975

Total Liabilities and Shareholders’ Equity	$316,170	$339,687

Parent Company Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(in thousands)
		(unaudited)
Operating expenses	$(5,342)	$(3,617)	$(10,944)	$(8,233)
Other income (loss), net	(1,237)	920	1,877	910
Impairment — related party	—	(102)	—	(260)
Interest income	1,555	1,117	3,037	2,200
Interest expense	(1,190)	(1,236)	(2,404)	(2,472)
Equity loss	(5,901)	(3,511)	(12,303)	(13,922)

Net loss from continuing operations before income taxes	(12,115)	(6,429)	(20,737)	(21,777)
Income tax benefit	1,284	—	1,284	—
Equity income (loss) attributable to discontinued operations	1,596	(1,250)	3,766	(1,995)

Net Loss	$(9,235)	$(7,679)	$(15,687)	$(23,772)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2006
  Parent Company Statements of Cash Flows

	Six Months Ended June 30,
	2006	2005
	(in thousands)
	(unaudited)
Net cash used in operating activities	$(7,308)	$(12,037)

Cash Flows from Investing Activities
Proceeds from sales of and distributions from companies	517	512
Advances to companies	—	(389)
Acquisitions of ownership interests in companies, funds and subsidiaries, net of cash acquired	(14,004)	(3,598)
Advances to related party	(386)	(112)
Increase in restricted cash and marketable securities	(39,656)	(44,148)
Decrease in restricted cash and marketable securities	32,491	18,513
Proceeds from sale of property and equipment	—	4,160
Capital expenditures	(76)	(37)
Other, net	1,209	116

Net cash used in investing activities	(19,905)	(24,983)

Cash Flows from Financing Activities
Repurchase of convertible senior debentures	(3,775)	—
Decrease in restricted cash	1,098	—
Issuance of Company common stock, net	356	—

Net cash used in financing activities	(2,321)	—

Net Decrease in Cash and Cash Equivalents	(29,534)	(37,020)
Cash and Cash Equivalents at beginning of period	108,300	128,262

Cash and Cash Equivalents at end of period	$78,766	$91,242

     Parent Company cash and cash equivalents exclude marketable securities, which consists of longer-term securities, including commercial paper and certificates of deposit.
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
     The following tables reflect the Company’s consolidated operating data by reportable segment. Each segment includes the results of the respective consolidated company and records the Company’s share of income or losses for entities accounted for under the equity method. Segment results also include impairment charges, gains or losses related to the disposition of the partner companies and the mark to market of trading securities. All significant intersegment activity has been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and among the Company’s subsidiaries.
     Revenue is attributed to geographic areas based on where the services are performed or the customer’s shipped to location. A majority of the Company’s revenue is generated in the United States.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2006
     As of June 30, 2006 and December 31, 2005, the Company’s assets were primarily located in the United States.
     The following represents the segment data from continuing operations:

	Three Months Ended June 30, 2006
	(in thousands)
	(unaudited)
										Total
		Alliance		Laureate		Pacific	Other	Total	Other	Continuing
	Acsis	Consulting	Clarient	Pharma	Mantas	Title	Companies	Segments	Items	Operations
Revenues	$4,584	$25,868	$7,496	$2,468	$8,439	$7,594	$—	$56,449	$—	$56,449
Operating income (loss)	$(1,884)	$(678)	$(4,341)	$(2,478)	$1,094	$677	$—	$(7,610)	$(5,342)	$(12,952)
Net income (loss)	$(1,776)	$(828)	$(2,685)	$(2,634)	$1,128	$660	$(958)	$(7,093)	$(3,738)	$(10,831)

Segment Assets
June 30, 2006	$31,095	$78,458	$39,629	$22,150	$37,283	$19,349	$25,074	$253,038	$135,087	$388,125
December 31, 2005	$30,993	$80,959	$40,599	$21,479	$37,294	$18,864	$21,208	$251,396	$161,242	$412,638

	Three Months Ended June 30, 2005
	(in thousands)
	(unaudited)
									Total
	Alliance		Laureate		Pacific	Other	Total	Other	Continuing
	Consulting	Clarient	Pharma	Mantas	Title	Companies	Segments	Items	Operations
Revenues	$19,665	$5,209	$2,823	$7,544	$9,448	$—	$44,689	$—	$44,689
Operating income (loss)	$306	$(3,246)	$(2,035)	$(291)	$2,272	$—	$(2,994)	$(3,865)	$(6,859)
Net income (loss)	$95	$(1,994)	$(2,115)	$(290)	$2,567	$(1,484)	$(3,221)	$(3,208)	$(6,429)

	Six Months Ended June 30, 2006
	(in thousands)
	(unaudited)
										Total
		Alliance		Laureate		Pacific	Other	Total	Other	Continuing
	Acsis	Consulting	Clarient	Pharma	Mantas	Title	Companies	Segments	Items	Operations
Revenues	$8,985	$51,080	$14,246	$4,646	$17,823	$15,153	$—	$111,933	$—	$111,933
Operating Income (loss)	$(4,128)	$(950)	$(8,889)	$(4,722)	$2,743	$933	$—	$(15,013)	$(10,944)	$(25,957)
Net Income (loss)	$(3,905)	$(1,314)	$(5,386)	$(4,964)	$2,788	$931	$350	$(11,500)	$(7,953)	$(19,453)

	Six Months Ended June 30, 2005
	(in thousands)
	(unaudited)
									Total
	Alliance		Laureate		Pacific	Other	Total	Other	Continuing
	Consulting	Clarient	Pharma	Mantas	Title	Companies	Segments	Items	Operations
Revenues	$38,106	$9,216	$5,016	$14,121	$16,772	$—	$83,231	$—	$83,231
Operating income (loss)	$(613)	$(7,442)	$(4,391)	$(1,651)	$3,215	$—	$(10,882)	$(8,519)	$(19,401)
Net income (loss)	$(964)	$(4,532)	$(4,534)	$(1,658)	$3,448	$(5,506)	$(13,746)	$(8,031)	$(21,777)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2006
Other Items

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
	(unaudited)
Corporate operations	$(4,921)	$(3,058)	$(9,054)	$(8,042)
Income tax benefit (expense)	1,183	(150)	1,101	11

	$(3,738)	$(3,208)	$(7,953)	$(8,031)

15. BUSINESS COMBINATIONS
   Acquisitions by the Company – 2006
     In June 2006, the Company acquired additional common shares of Acsis for an aggregate purchase price of $6 million in cash at the same per share value as the December 2005 acquisition. Taking into account our existing ownership, the result of the June 2006 incremental equity purchase was an increase in ownership in Acsis of 1.2% to 95%. The capital provided is expected to be used by Acsis to support their long-term growth strategy.
   Acquisitions by the Company – 2005
     In December 2005, the Company acquired 94% of Acsis, Inc. for approximately $26 million in cash plus options with a fair market value of $1.7 million. Acsis provides enterprise data collection solutions to global manufacturers. The Acsis transaction was accounted for as a purchase and, accordingly, the Consolidated Financial Statements reflect the operations of Acsis from the acquisition date.
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
     The following table summarizes the estimated fair values of assets acquired and liabilities assumed:

	Acsis	Clarient
	(In thousands)
	(unaudited)
Working Capital	$4,241	$8,372
Property and equipment	1,263	210
Intangible assets	8,366	209
Acquired In-Process Research and Development	1,974	209
Goodwill	11,558	—

Total Purchase Price	$27,402	$9,000

     The intangible assets of Acsis consist of a covenant not-to-compete with a one year life, developed technology with a three year life, customer-related intangibles with a 10 year life, and a tradename with a 20 year life. Property and equipment are being depreciated over their weighted average lives (3 years to 5 years). The acquired in-process research and development costs were charged to earnings in 2005. The purchase price allocation for Acsis is preliminary.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2006
     The following unaudited pro forma financial information presents the combined results of operations of the Company as if the acquisition of Acsis had occurred as of the beginning of the periods presented, after giving effect to certain adjustments, including amortization of intangibles with definite useful lives. The pro forma results of operations are not indicative of the actual results that would have occurred had the acquisitions been completed at the beginning of the period presented and are not intended to be a projection of future results.

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
	(In thousands except per share data)
	(unaudited)
Total revenue	$50,913	$94,350
Net loss	$(6,287)	$(21,820)
Basic and diluted loss per share	$(0.05)	$(0.18)
16. RELATED PARTY TRANSACTIONS
     In May 2001, the Company entered into a $26.5 million loan agreement with Warren V. Musser, the former Chairman and Chief Executive Officer of the Company. The proceeds of the loan were used to repay margin loans guaranteed by the Company in October 2000.
     Through June 30, 2006, the Company has recognized net impairment charges against the loan of $15.4 million to the estimated value of the collateral that the Company held at each respective date. The Company’s carrying value of the loan at June 30, 2006 is $0.4 million. The Company will continue to evaluate the value of the collateral compared to the carrying value of the note on a quarterly basis.
17. COMMITMENTS AND CONTINGENCIES
     The Company and Warren V. Musser, the former Chairman and Chief Executive Officer of the Company were named as defendants in putative class action and related cases filed in 2001 in U.S. District Court for the Eastern District of Pennsylvania (the “District Court”). Among other things, the plaintiffs alleged that the Company failed to disclose certain information regarding allegedly manipulative margin trading by Mr. Musser and a loan and guarantee extended by the Company to Mr. Musser. These cases were known as “In Re: Safeguard Scientifics Securities Litigation”. In 2003, the District Court denied plaintiffs’ motion for class certification. In November 2004, the District Court granted summary judgment in favor of the Company and Mr. Musser with respect to all claims asserted. In December 2004, the plaintiffs appealed the District Court’s orders. In April 2006, the District Court approved a final settlement of these cases. In the settlement, the twelve individual plaintiffs who sued the Company and Mr. Musser released and dismissed with prejudice all claims and actions against the Company and Mr. Musser in exchange for an immaterial settlement amount, which was paid by Safeguard’s insurer. The settlement was not a class action settlement, and provided no payments to shareholders other than these twelve plaintiffs. The final dismissal of these cases occurred on June 27, 2006. In the settlement, neither Safeguard nor Mr. Musser have admitted any wrongdoing.
     In addition, the Company, and its partner companies, are involved in various claims and legal actions arising in the ordinary course of business. While in the current opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations, no assurance can be given as to the outcome of these lawsuits, and one or more adverse rulings could have a material adverse effect on the Company’s consolidated financial position and results of operations, or that of our partner companies.
     In connection with its ownership interests in certain affiliates, the Company has the following outstanding guarantees:

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2006

		Debt Included on
		Consolidated
		Balance Sheet at
	Amount	June 30, 2006
	(in millions)
	(unaudited)
Consolidated companies guarantees – credit facilities	$31.5	$20.9
Other consolidated company guarantees – operating leases	4.7	—
Non-consolidated company guarantees	3.8	—

Total	$40.0	$20.9

     Additionally, we have committed capital of approximately $6.7 million, including a commitment to provide Clarient up to $3.0 million to support a proposed acquisition and commitments made in prior years to various private equity funds. These commitments will be funded over the next several years, including approximately $4.9 million which is expected to be funded during the next twelve months.
     Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner to the certain private equity funds (the “clawback”). Assuming the private equity funds in which the Company are a general partner are liquidated or dissolved on June 30, 2006 and assuming for these purposes the only distributions from the funds were equal to the carrying value of the funds on the June 30, 2006 financial statements, the maximum clawback we would be required to return for our general partner interest is approximately $8 million. Management estimates its liability to be approximately $6 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets at June 30, 2006.
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
     The Company has employment agreements with certain executive officers that provide for severance payments to the executive officer in the event the officer is terminated without cause or an officer terminates their employment for “good reason.”

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
     Equity Method. The partner companies whose results are not consolidated, but over whom we exercise significant influence, are accounted for under the equity method of accounting. We also account for our interests in some private equity funds under the equity method of accounting, based on our respective general and limited partner interests. Under the equity method of accounting, our share of the income or loss of the company is reflected in Equity Income (Loss) in the Consolidated Statements of Operations.
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
Revenue Recognition
     During the three and six months of 2006 and 2005, our revenue from continuing operations was attributable to Acsis, Inc. (“Acsis”) (2006 only), Alliance Consulting Group Associates, Inc. (“Alliance Consulting”), Clarient, Inc. (“Clarient”), Laureate Pharma, Inc. (“Laureate Pharma”), Mantas, Inc. (“Mantas”) and Pacific Title and Art Studio, Inc. (“Pacific Title”).
     Acsis recognizes revenue from software licenses, related consulting services, hardware and post-contract customer support (PCS). Revenue from software license agreements are recognized upon delivery, provided that all of the following conditions are met: a non-cancelable license agreement has been signed; the software or hardware has been delivered; no significant production, modification or customization of the software is required; the fee is fixed or determinable; and collection of the resulting receivable is deemed probable. In software arrangements that include rights to software products, hardware products, PCS, and/or other services, Acsis allocates the total arrangement fee among each deliverable based on vendor-specific objective evidence using the residual method. Revenue from PCS agreements is recognized ratably over the term of the maintenance period, generally one year. Consulting and training services provided by Acsis that are not considered essential to the functionality of the software products are recognized as the respective services are performed.
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
     Clarient generates revenue from diagnostic services, system sales and fee-per-use charges. Clarient recognizes revenue for diagnostic services at the time of completion of services at amounts equal to the contractual rates allowed from third parties, including Medicare, insurance companies and, to a small degree, private patients. These expected amounts are based both on Medicare allowable rates and Clarient’s collection experience with other third party payors.
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
     Clarient recognizes revenue on system sales in accordance with Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104, when all criteria for revenue recognition have been met. Such criteria includes, but is not limited to: existence of persuasive evidence of an arrangement; fixed and determinable product pricing; satisfaction of the terms of the arrangement including passing title and risk of loss to their customer upon shipment; and reasonable assurance of collection from their customer in accordance with the terms of the arrangement. For system sales delivered under the Dako distribution and development agreement, Clarient recognizes revenue when those ACIS® instruments have been delivered and accepted by an end-user customer. Systems sold under a leasing arrangement are accounted for as sales-type leases pursuant to SFAS No. 13, “Accounting for Leases,” if applicable. Clarient recognizes the net effect of these transactions as a sale because of the bargain purchase option granted to the lessee. Clarient recognizes revenue from research and development agreements over the contract performance period, starting with the contract’s commencement. The upfront payment is deferred and recognized on a straight-line basis over the estimated performance period. Milestone payments are recognized as revenue when they are earned and collectible, but not prior to the removal of any contingencies for each individual milestone.
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
     Mantas recognizes revenue from software licenses, related consulting services and PCS. For software installations or implementations that include significant production, development or customization, Mantas recognizes revenue using the percentage-of-completion method. Mantas measures progress toward completion by reference to total costs incurred compared to total estimated costs to be incurred in completing the services. Changes in the estimates of total cost could result in changes in the amount of revenue recognized. Revenue recognized using the percentage-of-completion method is limited by the existence of customer acceptance provisions of contractually defined milestones and corresponding customer rights to refund for certain portions of the fee. In certain cases where acceptance provisions exist, Mantas defers revenue recognition of the portion of the fee subject to refund until Mantas has evidence that the acceptance provisions have been met. In cases where acceptance provisions are based on objective criteria that Mantas has a successful history of meeting, the license fee is included in total contract revenue that is recognized using the percentage of completion method. When current analysis of cost estimates indicate a loss is expected to be incurred, the entire loss is recorded in the period in which it is identified.
     In certain circumstances revenue from software license agreements and product sales are recognized upon delivery, provided that all of the following conditions are met: a non-cancelable license agreement has been signed; the software has been delivered; no significant production, modification or customization of the software is required; the fee is fixed or determinable; and collection of the resulting receivable is deemed probable. In software arrangements that include rights to software products, hardware products, PCS, and/or other services, Mantas allocates the total arrangement fee among each deliverable based on vendor-specific objective evidence using the residual method. Revenue from maintenance agreements is recognized ratably over the term of the maintenance period, generally one year. Consulting and training services provided by Mantas that are not considered essential to the functionality of the software products are recognized as the respective services are performed.
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
     We test for impairment at a level referred to as a reporting unit (same as or one level below an operating segment as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”). If we determine that the fair value of a reporting unit is less than its carrying value, we assess whether goodwill of the reporting unit is impaired. To determine fair value, we use a number of valuation methods including quoted market prices, discounted cash flows and revenue and acquisition multiples. Depending on the complexity of the valuation and the significance of the carrying value of the goodwill to the Consolidated Financial Statements, we may engage an outside valuation firm to assist us in determining fair value. As an overall check on the reasonableness of the fair values attributed to our reporting units, we compare and contrast the aggregate fair values for all reporting units with our average total market capitalization for a reasonable period of time.
     The carrying value of goodwill at June 30, 2006 was $97 million.
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
     The carrying value of net intangible assets at June 30, 2006 was $13 million. The carrying value of net property and equipment at June 30, 2006 was $44 million.
  Recoverability of Ownership Interests In and Advances to Companies
     On a continuous basis (but no less frequently than at the end of each quarterly period) we evaluate the carrying value of our equity and cost method partner companies for possible impairment based on achievement of business plan objectives and milestones, the fair value of each company relative to its carrying value, the financial condition and prospects of the company and other relevant factors. We then determine whether there has been an other than temporary decline in the carrying value of our ownership interest in the company. Impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.
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
  Income Taxes
     We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheet. We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that we believe recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance in a period, we must include an expense within the tax provision in the Consolidated Statements of Operations. We have recorded a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized in future years. If we determine in the future that it is more likely than not that the net deferred tax assets would be realized, then the previously established valuation allowance would be reversed.
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
     We estimate the grant date fair value of stock options using the Black-Scholes option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the expected term of the award and the estimated volatility of our stock price over the expected term. Changes in these assumptions and in the estimated forfeitures of stock option awards can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations. In addition, the requisite service periods for market-based stock option awards are based on our estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Changes in the derived requisite service period or achievement of market capitalization targets earlier than estimated can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations.
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

     The Company’s operating results including net income (loss) before income taxes by segment are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005		2006	2005
	(In thousands)
Acsis	$(1,776)	$	N/A	$(3,905)	$	N/A
Alliance Consulting	(828)		95	(1,314)		(964)
Clarient	(2,685)		(1,994)	(5,386)		(4,532)
Laureate	(2,634)		(2,115)	(4,964)		(4,534)
Mantas	1,128		(290)	2,788		(1,658)
Pacific Title	660		2,567	931		3,448
Other companies	(958)		(1,484)	350		(5,506)

Total segments	(7,093)		(3,221)	(11,500)		(13,746)

Other items
Corporate operations	(4,921)		(3,058)	(9,054)		(8,042)
Income tax benefit (expense)	1,183		(150)	1,101		11

Total other items	(3,738)		(3,208)	(7,953)		(8,031)

Net income (loss) from continuing operations	(10,831)		(6,429)	(19,453)		(21,777)
Net income (loss) from discontinued operations	1,596		(1,250)	3,766		(1,995)

Net Loss	$(9,235)		$(7,679)	$(15,687)		$(23,772)

     Included in the above is stock-based compensation expense, which for the three and six months ended June 30, 2006 reflects the adoption of SFAS No. 123(R) as follows:

	Stock-Based Compensation
	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005		2006	2005
		(In thousands)
Acsis	$39	$	N/A	$63	$	N/A
Alliance Consulting	262		81	528		165
Clarient	266		77	652		145
Laureate Pharma	39		—	81		—
Mantas	42		—	94		—
Pacific Title	—		139	139		277

Total segment results	648		297	1,557		587
Other items	1,101		222	2,260		451

	$1,749		$519	$3,817		$1,038

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

Acsis
     We acquired 94% of Acsis in December 2005. As a result there is no comparative financial information for the prior year period.

	Three Months Ended June 30,	Six Months Ended June 30,
	2006	2006
	(In thousands)
Revenue	$4,584	$8,985

Operating expenses
Cost of sales	3,236	6,494
Selling, general and administrative	2,407	4,778
Research and development	441	1,081
Amortization of intangibles	384	760

Total operating expenses	6,468	13,113

Operating loss	(1,884)	(4,128)
Interest, net	4	10
Minority interest	104	213

Net loss before income taxes	$(1,776)	$(3,905)

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
     Acsis’ competition generally comes from large, diversified software or consulting businesses or niche providers with a variety of individual solutions for barcode, RFID or other data collection systems. Acsis differentiates itself by providing a single, integrated platform which can be used across the entire enterprise / supply chain to increase efficiencies and reduce operational costs.
     Acsis recognizes revenue from software licenses, related consulting services, hardware and PCS. Revenue from software license agreements is recognized upon delivery, provided that all of the following conditions are met: a non-cancelable license agreement has been signed; the software or hardware has been delivered and there is vendor-specific objective evidence (VSOE) of fair value of any undelivered elements; no significant production, modification or customization of the software is required; the fee is fixed or determinable; and collection of the resulting receivable is deemed probable. Revenue from PCS agreements is recognized ratably over the term of the maintenance period, generally one-year. Consulting and training services provided by Acsis that are not consider essential to the functionality of the software products are recognized as the respective services are performed.
     In June 2006, Safeguard acquired additional common shares of Acsis for an aggregate purchase price of $6 million in cash increasing our ownership by 1.2% to 95%. We funded Acsis to support their long-term growth strategy.
     At June 30, 2006, we owned a 95% voting interest in Acsis.
Revenue.
     Quarter June 30, 2006 vs. March 31, 2006. Revenue increased $0.2 million, or 4.2%, in the second quarter of 2006 as compared to the first quarter of 2006. The increase is due to increases in both PCS and license revenue. During the quarter, Acsis signed five new license customers. Acsis expects revenue to increase modestly for the remainder of the year although license revenue is generally recognized upon delivery which may cause variability in the timing of revenue.

Operating Expenses.
     Quarter June 30, 2006 vs. March 31, 2006. Operating expenses decreased $0.2 million, or 2.7%, in the second quarter of 2006 as compared to the first quarter of 2006. Gross margins increased to 29.4% for the second quarter of 2006, up from 26.0% in the first quarter of 2006. The increase is due to the increase in license revenue and increased utilization of the consulting staff. Selling, general and administrative expense was flat for the second quarter of 2006 as compared to the first quarter of 2006.
     Research and development expense decreased slightly for the second quarter as compared to the first quarter of 2006. Acsis released three new products in June 2006. Acsis expects research and development costs to increase in future periods as they continue to develop new products.
     Acsis anticipates that its net loss in the third quarter of 2006 will be consistent with the second quarter of 2006. Acsis anticipates the addition of management resources and new sales and product initiatives during 2006 to assist in growth. As a result of these strategies, Acsis expects continued losses in 2006.
Alliance
     Alliance operates on a 52 or 53-week fiscal year, ending on the Saturday closest to the end of the fiscal period. Alliance’s second quarter ended on July 1, 2006 and July 2, 2005, each a period of 13 weeks, and year-to-date a period of 26 weeks, respectively. The financial information presented below does not include the results of operations of Alliance Consulting’s Southwest region business, which is included in discontinued operations for all periods presented. Alliance Consulting completed the sale of that business during the second quarter of 2006, which resulted in a net gain of $1.6 million. The Southwest region business generated revenue of $1.0 million and $3.1 million, with net income of $1.7 million, for both the three and six months ended July 1, 2006, respectively. For the three and six months ended July 2, 2005, the Southwest region business generated revenue of $1.8 million and $5.2 million, respectively, with net loss of $0.1 million and net income of $0.2 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Revenue	$25,868	$19,665	$51,080	$38,106

Operating expenses
Cost of sales	18,377	13,580	36,645	26,315
Selling, general and administrative	7,926	5,555	14,898	11,925
Amortization of intangibles	243	224	487	479

Total operating expenses	26,546	19,359	52,030	38,719

Operating income (loss)	(678)	306	(950)	(613)
Other income (loss), net	9	(23)	19	(22)
Interest, net	(159)	(188)	(383)	(335)
Minority interest	—	—	—	6

Net income (loss) before income taxes	$(828)	$95	$(1,314)	$(964)

     Alliance Consulting is a leading national business intelligence consultancy providing services primarily to clients in the Fortune 2000 market in the pharmaceutical, financial services and manufacturing industries. Alliance Consulting specializes in information management, which is comprised of a full range of business intelligence solutions from data acquisition and warehousing to master data management, analytics and reporting; and application services, which includes software development, integration, testing and application support delivered through a high quality and cost-effective hybrid global delivery model. Alliance Consulting has developed a strategy focused on enabling business intelligence through the application of deep domain experience and custom-tailored project teams to deliver software solutions and consulting services.
     Alliance Consulting recognizes revenue upon the performance of services. Contracts for such services are typically for one year or less. Alliance Consulting performs certain services under fixed-price contracts related to discrete projects. Alliance Consulting recognizes revenue from these contracts using the percentage-of-completion method based on the percentage of labor hours incurred to date compared to the estimated total hours of the project. Losses expected to be incurred on jobs in process are charged to income in the period such losses become known.

     While global economic conditions continue to cause companies to be cautious about increasing their use of consulting and IT services, Alliance Consulting continues to see growing demand for its services. Alliance Consulting continues to experience pricing pressures from its competitors as well as from clients facing pressure to control costs. In addition, the growing use of offshore resources to provide lower-cost service delivery capabilities within the industry continues to place pressure on pricing and revenue. Alliance Consulting expects to continue to focus on maintaining and growing its blue chip client base and providing high quality solutions and services to its clients.
   In July 2006, Alliance Consulting completed the purchase of specific assets and assumed certain liabilities of Fusion Technologies, Inc., a provider of strategic information technology solutions to rapidly growing organizations within the United States. This purchase further enhances Alliance Consulting’s offshore capabilities to its new and existing clients. Since the transaction was completed after July 1, 2006, there is no impact on the consolidated operating results of Alliance Consulting for the periods presented. Alliance Consulting expects that revenue will increase slightly as compared to prior periods and the acquisition will account for less than 10% of total revenue in 2006.
     At June 30, 2006, we owned 100% of Alliance.
Revenue.
Quarter 2006 vs. 2005. Revenue, including reimbursement of expenses, increased $6.2 million, or 31.5% in 2006 as compared to the prior year period. This increase was due to growth in existing accounts as well as the development of new key accounts; plus the expansion of Alliance Consulting’s Outsourcing, Master Data Management and Global Delivery services. In Outsourcing engagements, Alliance Consulting assumes responsibility for managing a client’s business applications with the goal of improving reliability and performance of those applications while reducing costs. Master Data Management includes business intelligence and data management as well as corporate performance management. Global Delivery is Alliance Consulting’s high quality, lower-priced offshore delivery and support service. Revenue from these services was $8.8 million for the second quarter of 2006 as compared to $2.4 million for the second quarter of 2005.
     Alliance Consulting’s top ten customers accounted for approximately 61% of total revenue in 2006 and approximately 63% of total revenue in 2005. The same two customers each represented more than 10% of total revenue for the three months ended July 1, 2006 and July 2, 2005.
     Revenue growth is expected to continue in 2006 from further penetration of newly developed accounts in the financial services sector, practice expansion within the ERP marketplace and the impact of the Fusion acquisition, although Alliance Consulting continues to closely monitor the impact of global economic trends on IT spending. In addition, Alliance Consulting is continuing to target mid-market pharmaceutical companies which they believe have higher potential for growth in IT spending as opposed to the large pharmaceutical manufacturers. Alliance Consulting will continue to leverage its Outsourcing, Master Data Management and Global Delivery capabilities to facilitate growth in all of its vertical market sectors. Partially offsetting future revenue growth will be the early termination of a significant customer contract as a result of the acquisition of the client by another party. Associated with this acquisition, Alliance has been engaged to assist with the conversion of the existing client’s ERP platform over to the buyer’s ERP platform. Clients continue to award projects in multiple phases resulting in extended sales cycles and gaps between phases. Alliance Consulting must also compete against larger IT services companies with greater resources and more developed offshore delivery organizations.
     Year-to-date 2006 vs. 2005. Revenue, including reimbursement of expenses, increased $13.0 million, or 34.0% in 2006 as compared to the prior year period. This increase was due to growth in existing accounts, the development of new key accounts and the expansion of Alliance Consulting’s Outsourcing, Master Data Management and Global Delivery services. Revenue from these services was $16.6 million in 2006 as compared to $5.2 million in 2005.
     Alliance Consulting’s top ten customers accounted for approximately 62% of total revenue in 2006 and approximately 59% of total revenue in 2005. Two customers each represented more than 10% of total revenue for 2006; one customer represented more than 10% of total revenue for 2005.
Cost of Sales.
     Quarter 2006 vs. 2005. Cost of sales increased $4.8 million, or 35.3% in 2006 as compared to the prior year period. This increase was primarily a result of growth in revenues. Gross margin declined from 30.9% in 2005 to 29.0% in 2006 primarily due to higher reimbursable expenses with no margin.

     Alliance Consulting expects gross margins to improve in future periods due to the impact of the Fusion acquisition but expects margins to continue to be affected by general economic uncertainty, increases in overall pricing pressures within the industry, discounts required for longer-term engagements, increased employee and contractor costs resulting from greater competition within the talent pool due to declining unemployment levels, wage inflation in India as the demand for those resources increases, resource availability and ability to retain key resources and efficiency in project management.
     Year-to-date 2006 vs. 2005. Cost of sales increased $10.3 million, or 39.3% in 2006 as compared to the prior year period. This increase was primarily a result of growth in revenues. Gross margin declined from 30.9% in 2005 to 28.3% in 2006 primarily due to an increase in reimbursable expenses and higher staffing costs due to additional full-time employees.
Selling, General and Administrative.
Quarter 2006 vs. 2005. Selling, general and administrative expenses increased $2.4 million, or 42.7% in 2006 as compared to the prior year period. Selling, general and administrative expenses were 30.6% of revenue in 2006 as compared to 28.2% of revenue in 2005. The increase was due to higher variable compensation of approximately $0.7 million due to growth in revenues, a restructuring charge of $0.5 million taken to consolidate multiple facilities within the same geographic market, severance costs of approximately $0.3 million, costs associated with expanding the sales organization of approximately $0.2 million and incremental stock-based compensation costs due to the adoption of SFAS No. 123(R) of approximately $0.2 million.
     Selling, general and administrative costs are expected to increase as Alliance Consulting’s business continues to grow; including the impact of the Fusion acquisition and the expanded facility in Hyderabad, India. As a percentage of revenue, however, costs are expected to decrease as certain costs are not expected to reoccur. Alliance Consulting also expects to continue realizing benefits from cost savings initiatives including moving certain positions off-shore and right-sizing sales offices.
     Year-to-date 2006 vs. 2005. Selling, general and administrative expenses increased $3.0 million, or 24.9% in 2006 as compared to the prior year period. Selling, general and administrative expenses were 29.2% of revenue in 2006 as compared to 31.3% of revenue in 2005. The increase in dollars was due to a restructuring charge of $0.5 million taken to consolidate multiple facilities within the same market, an increase in variable compensation due to growth in revenues of approximately $1.0 million, severance costs of approximately $0.3 million, incremental stock-based compensation charges of approximately $0.3 million due to the adoption of SFAS No. 123(R), costs associated with expanding the sales organization and incremental travel costs associated with the growth in revenues. The decrease as a percentage of revenue is due to the company’s fixed costs and benefits from cost savings initiatives.
Interest, Net.
Quarter 2006 vs. 2005. Interest expense remained relatively flat in 2006 as compared to 2005, as a result of higher interest rates partially offset by lower outstanding debt balances in 2006. The proceeds from the sale of the Southwest region were used to pay down debt.
Year-to-date 2006 vs. 2005. Interest expense increased slightly as compared to the prior year period due to an increase in interest rates, partially offset by lower average outstanding debt balances in 2006 due to the reduction of debt using the proceeds from the sale of the Southwest region. Interest expense is expected to increase in the remainder of 2006 due to borrowings to fund the Fusion acquisition.
Net Income (Loss) Before Income Taxes.
Quarter 2006 vs. 2005. Net loss of $0.8 million in the second quarter of 2006 as compared to net income of $0.1 million in 2005 is primarily related to restructuring and severance charges included in selling, general and administrative expenses.
Year-to-date 2006 vs. 2005. Net loss remained relatively flat due to the growth in revenues offset by the decline in gross margins and higher selling, general and administrative expenses related to restructuring and severance charges.

Clarient

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Revenue	$7,496	$5,209	$14,246	$9,216

Operating expenses
Cost of sales	3,904	2,699	7,559	5,184
Selling, general and administrative	6,407	4,632	12,587	9,086
Research and development	1,181	759	2,291	1,646
Amortization of intangibles	345	365	698	742

Total operating expenses	11,837	8,455	23,135	16,658

Operating loss	(4,341)	(3,246)	(8,889)	(7,442)
Interest, net	(135)	(23)	(176)	(50)
Minority interest	1,791	1,275	3,679	2,960

Net loss before income taxes	$(2,685)	$(1,994)	$(5,386)	$(4,532)

     Clarient is a comprehensive cancer diagnostics company providing cellular assessment and cancer characterization to community pathologists, academic researchers, university hospitals and biopharmaceutical companies. Clarient addresses these customers’ needs through applications of its proprietary bright field microscopy technology. Its Automated Cellular Imaging System (ACIS®) instrument is a premiere digital cellular imaging solution that provides precise, reproducible results required by targeted cancer therapies and drug discovery efforts. Clarient leverages ACIS® to provide a broad range of oncology testing services (for community pathologists focused on cancer diagnosis and prognosis) and biopharmaceutical services (in support of companies and researchers developing new cancer therapies).
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
     Clarient operates primarily in two businesses: 1) the services group which delivers critical oncology testing services to community pathologists, biopharmaceutical companies and other researchers; and 2) the technology group which is engaged in the development, manufacture and marketing of an automated cellular imaging system that is designed to assist physicians in making critical medical decisions.
     In June 2006, Clarient entered into a definitive agreement to purchase substantially all of the assets of Trestle Holdings, Inc. (“Trestle”) and Trestle Acquisition Corp. ( a wholly-owned subsidiary of Trestle). The proposed purchase strategically positions Clarient as a leading provider in the anatomical pathology market integrating image analysis, high-speed scanning capabilities and virtual microscopy into one offering. Complementing Clarient’s current proprietary ACIS®with Trestle’s technology enables Clarient to cover virtually all of the pathology samples needing anatomical laboratory analysis.
     As of June 30, 2006, we owned a 57% voting interest in Clarient.

Revenue.
Quarter 2006 vs. 2005. Revenue increased $2.3 million, or 43.9%, in 2006 as compared to 2005. Revenue from Clarient’s services group increased 139% or $3.7 million from $2.7 million in 2005 to $6.4 million in 2006. This increase resulted from the execution of Clarient’s marketing and sales strategy to increase Clarient’s sales to additional new customers and to enter into new managed care contracts. This was driven by increasing the number of available tests being performed that include immunohistochemistry, flow cytometry, and florescent in-situ hybridization (“FISH”).
          Partially offsetting the increase in revenues from the services group is a decline of $1.4 million in the technology group. The change is primarily the result of a decrease in instrument systems revenue from $1.5 million for the second quarter 2005 to $0.3 million for the quarter ended June 30, 2006 and a decline in per click revenue of $0.5 million from $1.0 million to $0.5 million in the comparable three month period. Clarient sold three ACIS® systems and two remote viewing stations in the current quarter as compared to the sale of 14 ACIS® systems in the second quarter of 2005. This decline was partially offset by an increase in development revenue in the second quarter 2006 of $0.3 million compared to no development revenue in the same period of 2005.
Year-to-date 2006 vs. 2005. Revenue increased $5.0 million, or 54.6%, in 2006 as compared to 2005. Revenue from Clarient’s services group increased 163% or $7.4 million from $4.5 million in 2005 to $11.9 million in 2006. The increase resulted from the execution of Clarient marketing and sales strategy to increase Clarient’s sales to additional new customers and to enter into new managed care contracts. This was driven by increasing the number of available tests being performed that include immunohistochemistry, flow cytometry, and FISH. Clarient anticipates that diagnostic services revenues will increase throughout 2006 as their suite of advanced cancer diagnostic tests available becomes more comprehensive combined with additional penetration of Clarient’s sales force and additional managed care penetration and increased revenue from existing customers.
     Partially offsetting the increase in revenues from the services group is a decline of $2.3 million in the technology group. The change was primarily the result of a decrease in instrument systems revenue from $2.4 million in 2005 to $0.7 million in 2006, a decrease of 70%, and a decline in per click revenue of $1.0 million from $2.3 million to $1.3 million in the comparable six month period, a decrease of 26%. The decline was partially offset by an increase in development revenue in the second quarter of 2006 of $0.4 million compared to no development revenue in the same period of 2005. Clarient expects technology group revenue will increase for the remainder of 2006 as a result of the sale of systems through the Dako distribution agreement, particularly from the planned launch of Acsis III in the fourth quarter of 2006, and development fees earned for the on-going development of a new generation of the ACIS® system.
Cost of Sales.
Quarter 2006 vs. 2005. Cost of sales increased $1.2 million, or 44.6%, in 2006 as compared to 2005. Cost of revenue for the services group in 2006 was $3.4 million compared to $2.0 million in 2005. Gross margin for Claient’s services group in 2006 was 46%, compared to 23% in 2005. The improvement in gross margin in the second quarter of 2006 was attributable to achieving economies of scale in Clarient’s diagnostics laboratory operations.
          Partially offsetting the increase in cost of sales in the services group was a $0.1 million decline in cost of sales in the technology group. Gross margins for Clarient’s technology group were 60% in 2006 compared to 75% in 2005. This decrease in gross margin was a result of lower than expected sales volume combined with the anticipated lower per system sales price as Clarient moved to a distributor sales arrangement.
Year-to-date 2006 vs. 2005. Cost of sales increased $2.4 million, or 45.8%, in 2006 as compared to 2005. Cost of revenue for the services group in 2006 was $6.7 million compared to $3.9 million in 2005, an increase of 73%. Gross margin for Clarient’s services group for 2006 was 44%, compared to 14% in 2005. The increase in gross margin in 2006 was attributable to achieving economies of scale in Clarient’s diagnostics laboratory operations. Clarient anticipates similar gross margin results throughout 2006.
          Partially offsetting the increase in cost of sales in the services group was a $0.5 million decline in cost of sales in the technology group. Gross margins for Clarient’s technology group were 65% in 2006 and 73% in 2005. Clarient attributes the decrease in gross margin to a result of lower than expected sales volume combined with anticipated lower per system sales price as they moved to a distributor sales a agreement.

Selling, General and Administrative.
Quarter 2006 vs. 2005. Selling, general and administrative costs increased $1.8 million, or 38.3%, in 2006 as compared to 2005. Expenses related to both selling, general and administrative and diagnostic services administration are included in this category. Selling, general and administrative expenses for 2006 increased approximately $1.3 million, or 42.4%, to $4.4 million compared to $3.1 million for the comparable period in 2005. As a percent of revenues, these costs remained flat at 59% in the second quarter 2005 and in the second quarter 2006. The increase in expenses in the current quarter was primarily due to increases in rent expense related to Clarient’s new facility, increases in selling expenses to support the growing diagnostics services business, the implementation of SFAS No. 123(R), and relocation expenses.
     Also contributing to the overall increase in selling, general and administrative expenses was diagnostic services administration expenses which were $2.0 million in 2006 compared to $1.5 million in 2005, an increase of 30%. The increase was primarily due to higher collection costs due to the increase in services group revenues and cash collections for the period.
Year-to-date 2006 vs. 2005. Selling, general and administrative expenses increased $3.5 million, or 38.5%, in 2006 as compared to 2005. Expenses related to both selling, general and administrative and diagnostic services administration are included in this category. Selling, general and administrative expenses for 2006 increased approximately $2.3 million, or 37.3% to $8.4 million compared to $6.1 million for the comparable period in 2005. As a percent of revenues, these costs decreased from 66% in 2005 to 59% in 2006. The increase in expenses in the first six months was primarily due to increases in rent expense related to Clarient’s new facility, increases in selling expenses to support the growing diagnostics services business, higher stock-based compensation expense due to the implementation of SFAS No. 123(R) and relocation and recruiting expenses. Clarient expects sales expenses to support their growing diagnostics services business will continue to grow throughout the remainder of 2006, and expect general and administrative expenses to decline as a percentage of revenues as their infrastructure costs stabilize.
     Also contributing to the overall increase in selling, general and administrative expenses was diagnostic services administration expenses which were $4.2 million in 2006 compared to $3.0 million in 2005. The increase was primarily due to higher collection costs due to an increase in services group revenue for the period, and the addition of medical and administrative staff to support this rapidly growing segment of Clarient’s business. These costs are expected to continue to increase for the remaining two quarters of 2006, relative to the prior period, because of higher collection costs on an anticipated, continued increase in services group revenue.
Research and Development.
Quarter 2006 vs. 2005. Research and development expenses increased $0.4 million, or 55.6%, in 2006 as compared to 2005. This increase was primarily attributable to personnel and consultants supporting the development activity under Clarient’s agreement with Dako. While development expenses are higher, Clarient earns development fees under the terms of its distribution and development agreement with Dako which are recognized in revenue. These development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS® and increase the utility of the ACIS® as a tool for researchers, are important to increasing clinical system test volume, expanding the number of clinical system placements and increasing research systems sales.
     Year-to-date 2006 vs. 2005. Research and development expenses increased $0.6 million, or 39.2%, in 2006 as compared to 2005. This increase was primarily attributable to personnel and consultants supporting the development activity under Clarient’s agreement with Dako. While development expenses are higher, Clarient earns development fees under the terms of our distribution and development agreement with Dako which are recognized in revenue. These development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS® and increase the utility of the ACIS® as a tool for researchers, are important to increasing clinical system test volume, expanding the number of clinical system placements and increasing research systems sales. Clarient expects development expenses to continue at similar levels until completion of ACIS III®, which it expects to launch in the fourth quarter of 2006.
Net Loss Before Income Taxes.
Quarter 2006 vs. 2005. Net loss increased $0.7 million, or 34.7%, in 2006 as compared to 2005. The increase is primarily attributable to higher selling, general and administrative expenses and research and development expenses, partially offset by improved gross margin in the services group in 2006.

Year-to-date 2006 vs. 2005. Net loss increased $0.9 million, or 18.8%, in 2006 as compared to 2005. The increase is primarily attributable to higher selling, general and administrative expenses and research and development expenses, partially offset by improved gross margin in the services group in 2006.
Laureate Pharma
     The financial information presented below does not include the results of operations of the Totowa facility, which was sold in December 2005 are included in discontinued operations in 2005. For the three and six months ended June 30, 2005, the Totowa operation generated revenue of $1.0 million and $1.4 million and a net loss of $0.7 million and $1.5 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Revenue	$2,468	$2,823	$4,646	$5,016

Operating expenses
Cost of sales	3,676	3,881	6,917	7,460
Selling, general and administrative	1,270	977	2,451	1,947

Total operating expenses	4,946	4,858	9,368	9,407

Operating loss	(2,478)	(2,035)	(4,722)	(4,391)
Interest, net	(156)	(80)	(242)	(143)

Net loss before income taxes	$(2,634)	$(2,115)	$(4,964)	$(4,534)

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
     Laureate Pharma has recently begun an expansion of its biopharmaceutical manufacturing facility to increase capacity and broaden its service offerings.
     As of June 30, 2006, we owned a 100% voting interest in Laureate Pharma.
Revenue.
Quarter 2006 vs. 2005. Revenue decreased $0.4 million or 12.6% in 2006 as compared to 2005 primarily due to decreased revenues from production and purification. This was offset by increased revenues related to support services. Laureate signed one large contract with a new customer during the quarter and purchase orders were received to begin work for two additional new projects.

Year-to-date 2006 vs. 2005. Revenue decreased $0.4 million or 7.4% in 2006 as compared to 2005 primarily due to decreased revenues related to production and purification. This was offset by increased revenues related to support services. With new contracts signed in 2006 and additional purchase orders received, Laureate Pharma expects an increase in revenues for the remainder of 2006.
Cost of Sales.
Quarter 2006 vs. 2005. Cost of sales decreased $0.2 million, or 5.3%, in 2006 as compared to 2005 primarily due to a decline in revenue and reductions in raw material consumption.
Year-to-date 2006 vs. 2005. Cost of sales decreased $0.5 million, or 7.3%, in 2006 as compared to 2005 due to a decline in revenue and reductions in material consumption. Laureate expects an increase in cost of sales due to increased revenues for the remainder of 2006.
Selling, General and Administrative.
Quarter 2006 vs. 2005. Selling, general and administrative expense increased $0.3 million, or 30.0% in 2006 as compared to 2005 due to increases in staffing costs of $0.2 million, marketing expenses of $0.1 million and other administrative support costs of $0.1 million.
Year-to-date 2006 vs. 2005. Selling, general and administrative expense increased $0.5 million, or 25.9%, in 2006 as compared to 2005 due to increases in staffing costs of $0.3 million, marketing expenses of $0.1 million and other administrative support costs of $0.2 million. Selling, general and administrative expense is expected to remain relatively constant in 2006 except for variable compensation related to increased sales.
Net Loss Before Income Taxes.
Quarter 2006 vs. 2005. Net loss increased $0.5 million, or 24.5%, in 2006 as compared to 2005 primarily due to reduced revenues and increased selling, general and administrative expenses partially offset by decreased cost of sales.
Year-to-date 2006 vs. 2005. Net loss increased $0.4 million, or 9.5%, in 2006 as compared to 2005 primarily due to reduced revenues and increased selling, general and administrative expenses partially offset by decreased cost of sales.
Mantas
     The financial information presented below does not include the results of operations of Mantas’ telecommunications business, which are included in discontinued operations for all periods presented. The telecommunications business generated revenue of $0.7 million and net income of $0.4 million, excluding a gain on the sale of $1.9 million, in the six months ended June 30, 2006 and generated revenue of $0.5 million and $1.0 million and a net loss of $0.4 million and $0.7 million in the three and six months ended June 30, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Revenue	$8,439	$7,544	$17,823	$14,121

Operating expenses
Cost of sales	3,640	3,648	7,096	7,095
Selling, general and administrative	2,119	2,435	4,457	4,862
Research and development	1,586	1,447	3,221	3,204
Amortization of intangibles	—	305	306	611

Total operating expenses	7,345	7,835	15,080	15,772

Operating income (loss)	1,094	(291)	2,743	(1,651)
Interest, net	34	1	45	(7)

Net income (loss) before income taxes	$1,128	$(290)	$2,788	$(1,658)

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
     Mantas recognizes revenue from software licenses, post-contract customer support and related consulting services under contracts ranging from one to five years. For software installations or implementations, Mantas recognizes revenue using the percentage-of-completion method based on total costs incurred compared to total estimated cots to be incurred. In certain circumstances revenue from software license agreements and product sales are recognized upon delivery, provided that certain conditions are met. In cases where acceptance provisions are based on objective criteria that Mantas has a successful history of meeting, the license fee is included in total contract revenue that is recognized using the percentage of completion method. Mantas encounters competition from software development companies focusing on compliance solutions for the financial services market and general consulting firms, as well as from internal development. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products. Mantas believes that continuing market consolidation in the financial services industry has intensified competition among software providers, causing increased pricing pressure, but also an increase in the competitive gap between market leaders and other participants.
     As of June 30, 2006, we owned an 88% voting interest in Mantas.
Revenue.
Quarter 2006 vs. 2005. Revenue increased $0.9 million, or 11.9%, in 2006 as compared to 2005. The increase is primarily due to more implementations in progress which generated higher services revenue offset by lower product revenue as a result of the timing of customer acceptances.
Year-to-date 2006 vs. 2005. Revenue increased $3.7 million, or 26.2%, in 2006 as compared to 2005. This increase is due to higher product revenue from several significant customer acceptances in the first half of 2006 as well as new projects with associated license revenue. In addition, Mantas recognized increased services revenue primarily from ongoing and new deployments for one of its customers as well as higher services and maintenance revenues from a larger customer base. Mantas expects revenue to continue to increase in the remainder of 2006 as it continues to provide additional products and services to its existing customer base, acquires new customers and introduces new product offerings to the market.
Cost of Sales.
Quarter 2006 vs. 2005. Cost of sales remained constant in 2006 as compared to 2005. Mantas is achieving higher services margins as they continue to leverage lower cost resources and generate higher maintenance margins as the customer base grows. Gross margin increased in 2006 to 56.9% as compared to 51.6% in 2005 as a result of higher revenue as well as improved services margins on its product implementations.
Year-to-date 2006 vs. 2005. Cost of sales remained constant in 2006 as compared to 2005. Mantas is achieving higher services margins as they continue to leverage lower cost resources and generate higher maintenance margins as the customer base grows. Gross margin increased to 60.2% in 2006 as compared to 49.8% 2005 due to higher product to services revenue mix which creates a higher average margin as well as improved services margins on its product implementations. Mantas expects cost of sales to increase at a similar rate as revenue, however, does not expect services margins to continue to grow at the same rate.
Selling, General and Administrative.
Quarter 2006 vs. 2005. Selling, general and administrative costs decreased $0.3 million, or 13.0%, in 2006 as compared to 2005. Mantas attributes this decline to lower sales headcount and lower product management costs in 2006 as compared to 2005.

Year-to-date 2006 vs. 2005. Selling, general and administrative costs declined $0.4 million, or 8.3%, in 2006 as compared to 2005. Mantas attributes this decline to lower sales headcount and lower marketing expenditures. Mantas expects these costs to increase slightly in the remainder of 2006 due to hiring within the sales and product management departments.
Net Income (Loss) Before Income Taxes.
Quarter 2006 vs. 2005. Net income for 2006 was $1.1 million compared to net loss of $0.3 million in 2005. Mantas attributes the change to higher gross margins as a result of additional product license revenue and higher service margins.
Year-to-date 2006 vs. 2005. Net income for 2006 was $2.8 million compared to net loss of $1.7 million in 2005. Mantas attributes the change to higher gross margins as a result of additional product license revenue and higher service margins.
Pacific Title

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Revenue	$7,594	$9,448	$15,153	$16,772

Operating expenses
Cost of sales	5,450	5,567	11,053	10,550
Selling, general and administrative	1,467	1,609	3,167	3,007

Total operating expenses	6,917	7,176	14,220	13,557

Operating income	677	2,272	933	3,215
Other income (loss), net	(15)	362	(2)	362
Interest, net	(2)	(7)	—	(14)
Minority interest	—	(60)	—	(115)

Net income before income taxes	$660	$2,567	$931	$3,448

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
     As of June 30, 2006, we owned a 100% voting interest in Pacific Title.
Revenue.
Quarter 2006 vs. 2005. Revenue decreased $1.9 million, or 19.6%, in 2006 as compared to 2005 due primarily to a reduction in revenue of approximately $2 million from trailer production. Partially offsetting the overall decline in revenue were increases within two newer lines of business, digital intermediate and digital YCM.
Year-to-date 2006 vs. 2005. Revenue decreased $1.6 million, or 9.7%, in 2006 as compared to 2005. The decline is primarily attributable to a $2.4 million decrease in trailer revenue. Partially offsetting the overall decline in revenue were revenues from two newer lines of business, digital intermediate and digital YCM. Revenue for the remainder of the year is expected to be consistent with the first two quarters.

Cost of Sales.
Quarter 2006 vs. 2005. Cost of sales decreased $0.1 million, or 2.1%, in 2006 as compared to 2005 due to lower variable costs related to the lower revenues for the same period partially offset by higher direct labor costs of $0.3 million in 2006, mostly related to an increase in visual effects and digital intermediate work. Overhead labor costs increased $0.1 million in 2006 due to increased staffing and increases in wages and benefits.
     Gross margin decreased $1.8 million in 2006 as compared to 2005 primarily due to the decline in revenue. The disproportionate decrease in revenue to cost of sales is mostly attributable to the high degree of fixed costs, no significant reduction in trailer expenses relative to the loss of trailer revenue and to increased expenses of two new departments.
     Year-to-date 2006 vs. 2005. Cost of sales increased $0.5 million, or 4.8%, in 2006 as compared to 2005 due to higher direct labor costs of $0.3 million, mostly related to an increase in visual effects and digital intermediate work. Overhead labor costs increased $0.1 million due to increased staffing and increases in wages and benefits.
     Gross margin decreased $2.1 million in 2006 as compared to 2005 primarily due to a decline in revenue. The disproportionate decrease in revenue to cost of sales is mostly attributable to the high degree of fixed costs, no significant reduction in trailer expenses relative to the loss of trailer revenue and to increased expenses of two new departments.
     Cost of sales is expected to decrease modestly as a result of certain cost containment measures.
Selling, General and Administrative.
Quarter 2006 vs. 2005. Selling, general and administrative expense decreased $0.1 million, or 8.8%, in 2006 as compared to 2005 due to a reduction in sales commissions on lower sales in 2006, lower deferred compensation expense of $0.1 million as a result of deferred stock units (DSUs) which were fully amortized at the end of the first quarter of 2006 and reduced professional fees of $0.2 million.
Year-to-date 2006 vs. 2005. Selling, general and administrative expense increased $0.2 million, or 5.3%, in 2006 as compared to 2005. In 2005, $0.3 million of previously accrued costs associated with the close of an inactive business unit were reversed by Pacific Title. Partially offsetting the increase were declines in professional fees of $0.2 million, DSU amortization of $0.1 million and sales commissions of $0.1 million on lower revenues. Selling, general and administrative is expected to remain constant for the remainder of the year.
Net Income Before Income Taxes.
Quarter 2006 vs. 2005. Net income decreased $1.9 million, or 74.3%, in 2006 as compared to 2005 primarily due to lower revenue with a relatively fixed expense base.
Year-to-date 2006 vs. 2005. Net income decreased $2.5 million, or 73.0%, in 2006 as compared to 2005 due to lower revenue with a relatively fixed expense base.
Other Companies

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Other income (loss), net	$(1,293)	$(36)	$620	$(101)
Equity income (loss)	335	(1,448)	(270)	(5,405)

Net income (loss) before income taxes	$(958)	$(1,484)	$350	$(5,506)

Other Income (Loss), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Gain on sale of companies and funds, net	$—	$282	$1,181	$282
Loss on trading securities	(1,261)	(218)	(532)	(218)
Impairment charges	—	(100)	—	(200)
Other	(32)	—	(29)	35

	$(1,293)	$(36)	$620	$(101)

     Gain on sale of companies and funds of $1.2 million for the six months ended June 30, 2006 relates to the sale of a cost method investment whose carrying value was zero. Gain on sale of companies and funds of $0.3 million for the three months ended June 30, 2005 reflects a gain on distribution of stock from a private equity fund.
     Loss on trading securities in 2006 primarily reflects the adjustment to fair value of our holdings in Traffic.com, which are classified as trading securities following their initial public offering in January 2006. Loss on trading securities in 2005 reflects the adjustment to fair value of our holdings in Arbinet-thexchange.
Equity Income (Loss). Equity income (loss) fluctuates with the number of partner companies and funds accounted for under the equity method, our voting ownership percentage in these partner companies and funds and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity investee or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities are made final.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Share of equity method companies’ results of operations	$—	$(1,337)	$—	$(1,732)
Share of private equity funds’ results of operations	335	(111)	(270)	(3,673)

	$335	$(1,448)	$(270)	$(5,405)

     During 2005, we restructured our ownership interest in four private equity funds from a general partner to a special limited partner interest. As a result of the change, we have virtually no influence over these funds; therefore, effective April 1, 2005, we began accounting for these funds on the cost method. In December 2005, we sold most of our holdings in certain private equity funds. These private equity funds accounted for $0.1 million and $3.4 million of equity loss in the three and six months ended June 30, 2005, respectively. We expect that equity loss related to our holdings in private equity funds will be lower for the remainder of 2006 as compared to the comparable period of 2005 as a result of the sales of a majority of our holdings in the private equity funds in 2005, as well as the possible sale of our remaining holdings in private equity funds.
Corporate Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
General and administrative costs, net	$(4,241)	$(3,643)	$(8,684)	$(8,068)
Stock-based compensation	(1,101)	(222)	(2,260)	(451)
Interest income	1,555	1,117	3,037	2,200
Interest expense	(1,190)	(1,236)	(2,404)	(2,472)
Impairment – related party	—	(102)	—	(260)
Other	56	1,028	1,257	1,009

	$(4,921)	$(3,058)	$(9,054)	$(8,042)

     General and Administrative Costs, Net. Our general and administrative expenses consist primarily of employee compensation, insurance, professional fees such as legal, accounting and consulting, and travel-related costs. The increase of $0.6 million during the second quarter of 2006 as compared to the second quarter of 2005 relates to an increase of $0.7 million in employee related costs due to new hires to support Safeguard’s long-term strategy, as well as an increase in professional fees of $0.3 million partially offset by a $0.3 million decline in insurance expense. General and administrative costs increased $0.6 million for the six month period 2006 as compared to the prior year period primarily due to an increase of $0.8 million in employee related costs due to new hires to support Safeguard’s long-term strategy, as well as an increase in professional fees of $0.4 million partially offset by a $0.5 million decline in insurance expense.
     We expect full year corporate selling, general and administrative expenses to continue to be slightly higher in 2006 as compared to the prior year.
     Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. The increase of $0.9 million and $1.8 million for the three and six months ended June 30, 2006, respectively as compared to the prior year period is primarily attributable to the adoption of SFAS No. 123(R) on January 1, 2006. Prior to the adoption of SFAS 123(R) the Company recognized expense related to restricted stock and deferred stock units but not stock options. Of the $1.1 million and $2.3 million expense in the three and six months ended June 30, 2006, respectively, $0.7 million and $1.4 million relates to market-based awards and $0.4 million and $0.9 million relates to service-based awards, respectively. Stock based compensation expense related to corporate operations is included in Selling, general and administrative in the Consolidated Statements of Operations.
     Interest Income. Interest income includes all interest earned on available cash balances as well as any interest income associated with any outstanding notes receivable to Safeguard. Interest income increased $0.4 million and $0.8 million for the three and six months of 2006, respectively, as compared to 2005. This net increase is attributable to higher interest rates partially offset by lower invested cash balances in 2006 as compared to 2005.
     Interest Expense. Interest expense is primarily related to our 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense remained constant for the three and six months of 2006 as compared to 2005.
     Impairment –Related Party. In May 2001, we entered into a loan agreement with Mr. Musser, our former CEO. We recorded impairment charges of $0.1 million and $0.3 million for the three and six months ended June 30, 2005, respectively, to write down the note to the estimated value of the collateral that we held at that time.
     Other. Included in the six months ended June 30, 2006 is a net gain of $1.1 million on the repurchase of $5 million of face value of the 2024 Debentures. Included in this category in 2005 is $0.9 million related to the sale of certain property.
Income Tax Benefit
     Our consolidated net income tax benefit recorded for the three and six months ended June 30, 2006, was $1.2 million and $1.1 million, respectively. We recognized a $1.3 million tax benefit in the three months ended June 30, 2006 related to uncertain tax positions for which the statute of limitations expired during the period in the applicable tax jurisdictions. We also recognized tax expense of $0.1 million and $0.2 million in the three and six months ended June 30, 2006, respectively, related to our share of net state and foreign taxes recorded by subsidiaries. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the net operating loss benefit that would have been recognized in 2006 was offset by a valuation allowance.
Liquidity and Capital Resources
  Parent Company
     We fund our operations with cash on hand as well as proceeds from sales of and distributions from partner companies, private equity funds and trading securities. In prior periods we have also used sales of available-for-sale securities, sales of our equity and issuance of debt as sources of liquidity. Our ability to generate liquidity from sales of partner companies, sales of available-for-sale securities and from equity and debt issuances has been adversely affected from time to time by the decline in the U.S. capital markets and other factors.
     As of June 30, 2006, at the parent company level, we had $78.8 million of cash and cash equivalents, and $38.9 million of marketable securities for a total of $117.7 million. In addition to the amounts above, we have $11.4 million of marketable securities in escrow associated with our interest payments due on the 2024 Debentures through March 2009 and our consolidated subsidiaries had cash and cash equivalents of $15.8 million.
     Proceeds from sales of and distributions from companies and funds were $0.2 million and $0.5 million and $0.1 million and $0.5 million, respectively, for the three and six months ended June 30, 2006 and 2005.

     In May 2006, we renewed our revolving credit facility that provides for borrowings, issuances of letters of credit and guarantees of up to $55 million. Borrowing availability under the facility is reduced by the amounts outstanding for Safeguard borrowings and letters of credit and amounts guaranteed under partner company facilities maintained with that same lender. This credit facility matures in May 2007 and bears interest at the prime rate (8.25% at June 30, 2006) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.0125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times Safeguard borrowings and letters of credit and amounts borrowed by partner companies under the guaranteed portion of the partner company facilities maintained at the same bank. This facility provides us flexibility to implement our strategy and support our companies.
     Availability under our revolving credit facility at June 30, 2006 is as follows (in thousands):

	Revolving Credit	Letters of Credit	Total
Size of facility	$48,664	$6,336	$55,000
Subsidiary facilities at same bank (a)	(31,500)	—	(31,500)
Outstanding letter of credit (b)	—	(6,336)	(6,336)

Amount Available at June 30, 2006	$17,164	$—	$17,164

(a)	Our ability to borrow under our credit facility is limited by the amounts outstanding for Safeguard borrowings and letters of credit and amounts guaranteed under partner company facilities maintained at the same bank. Of the total facilities, $20.9 million is outstanding under these facilities at June 30, 2006 and included as debt on the Consolidated Balance Sheet.

(b)	In connection with the sale of CompuCom, we provided to the landlord of CompuCom’s Dallas headquarters lease, a letter of credit, which will expire on March 19, 2019, in an amount equal to $6.3 million.
     Additionally, we have committed capital of approximately $6.7 million, including a commitment to Clarient up to $3.0 million to support a proposed acquisition and commitments made in prior years to various private equity funds. These commitments will be funded over the next several years, including approximately $4.9 million which is expected to be funded in the next twelve months. We do not intend to commit new investments in additional private equity funds and may seek to reduce our current ownership interests in, and our existing commitments to the funds in which we hold interests.
     All subsidiary facilities expire in February 2007 with the exception of Acsis’ facility. Acsis’ facility which expired in June 2006 is expected to be renewed in August.
     The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to acquire interests in information technology and life sciences companies or provide additional funding to existing partner companies, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in companies from time-to-time we may receive proceeds from such sales which could increase our liquidity. From time-to-time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.
     On April 21, 2006, we acquired a 12% interest in Authentium for $5.5 million in cash.
     In May 2001, we entered into a loan agreement with Mr. Musser, our former Chairman and Chief Executive Officer. To date we have recognized net impairment charges against the loan of $15.4 million, to the estimated value of the collateral that we held at each respective date. The carrying value of the loan at June 30, 2006 is $0.4 million. Since 2001, we have received a total of $15.2 million in cash paydowns on the loan. We continue to use reasonable commercial efforts to collect Mr. Musser’s outstanding loan obligation. These efforts have included and may, in the future include, the sale of existing collateral, obtaining and selling additional collateral, litigation and a negotiated resolution.
     We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for further distribution to the fund’s limited partners (the “clawback”). Assuming for these purposes only that the funds are liquidated or dissolved on June 30, 2006 and, the only distributions from the funds are equal to the carrying value of the funds on the June 30, 2006 financial statements, the maximum clawback we would be required to return for our general partner interest is $8 million. Management estimates its liability to be approximately $6 million, which is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

     Our previous ownership in the general partners of the funds which have potential clawback liabilities range from 19 -30%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. The funds have taken several steps to reduce the potential liabilities should other general partners default, including withholding all general partner distributions and placing them in escrow and adding rights of set-off among certain funds. We believe our liability under the default of other general partners is remote.
     We have outstanding $145 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on the 2024 Debentures is payable semi-annually. At the note holders’ option, the notes are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the notes at June 30, 2006 was $7.2174 of principal amount per share. The closing price of our common stock on June 30, 2006 was $2.16. The note holders may require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. The note holders may also require repurchase of the notes upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the 2024 Debentures commencing March 20, 2009. During the first quarter of 2006, we repurchased $5 million of face value of the 2024 Debentures for $3.8 million. We may use up to an additional $16.2 million to repurchase additional 2024 Debentures.
     For reasons we have discussed, we believe our cash and cash equivalents at June 30, 2006 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for the next twelve months, including commitments to our existing companies and funds, our current operating plan to acquire interests in new partner companies and our general corporate requirements.
  Consolidated Subsidiaries
     Most of our consolidated subsidiaries incurred losses in 2005 and the first half of 2006 and may need additional capital to fund their operations. From time-to-time, some or all of our consolidated subsidiaries may require additional debt or equity financing or credit support from us to fund planned expansion activities. If we decide not to provide sufficient capital resources to allow them to reach a positive cash flow position and they are unable to raise capital from outside resources, they may need to scale back their operations. If Alliance Consulting, Clarient, Mantas and Pacific Title meet their business plans for 2006 and the related milestones established by us, we believe they will have sufficient cash or availability under established lines of credit to fund their operations for at least the next twelve months. We expect Laureate Pharma will require additional capital in 2006 to fund their business plan, including their capital expansion program. In June 2006, we provided $6.0 million in funding to Acsis to support development of its new products, which when combined with their availability under the anticipated line of credit, we believe will provide them with sufficient cash to fund their long-term growth strategies.
     Consolidated subsidiaries have outstanding facilities that provide for aggregate borrowings of up to $47 million. These facilities contain financial and non-financial covenants and expire at various points in the first quarter of 2007, with the exception of Acsis’ debt facility, which is expected to be renewed in August.
     As of June 30, 2006, outstanding borrowings under these facilities were $20.9 million.
     During the first quarter of 2006, Clarient entered into a Master Purchase Agreement pursuant to which it sold Automated Cellular Imaging System (ACIS®) cost-per-test units that were previously leased to customers for a gross amount of $2.3 million. The purchaser also has the option to purchase additional units worth up to $1.0 million which Clarient expects to complete in 2006.
     In June 2006, we committed to provide Clarient up to $3.0 million to support a proposed acquisition.

  Analysis of Parent Company Cash Flows
     Cash flow activity for the Parent Company was as follows:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Net cash used in operating activities	$(7,308)	$(12,037)
Net cash used in investing activities	(19,905)	(24,983)
Net cash used in financing activities	(2,321)	—

	$(29,534)	$(37,020)

Cash Used In Operating Activities
2006 vs. 2005. Net cash used in operating activities decreased $4.7 million in 2006 as compared to the prior year period. The decline is primarily attributable to reduced net loss in 2006 as compared to 2005.
Cash Used In Investing Activities
     Cash used in investing activities primarily reflects the acquisition of ownership interests in companies from third parties, partially offset by proceeds from the sales of non-strategic assets and private equity funds.
2006 vs. 2005. Net cash used in investing activities decreased $5.1 million in 2006 as compared to the prior period. The decline is primarily attributable to a $18.5 million net decrease in restricted cash and marketable securities. Partially offsetting the overall decline is an increase of $10.4 million in acquisitions of ownership interests in companies, funds and subsidiaries. Included in 2006 is Safeguard’s additional investment in Acsis of $6.0 million in the second quarter of 2006.
Cash Used in Financing Activities
2006 vs. 2005. Net cash used in financing activities increased $2.3 million in 2006 as compared to the prior period. The increase is primarily related to $3.8 million of cash used to repurchase $5.0 million of face value of the 2024 Debentures in the first quarter of 2006, partially offset by a decrease in restricted cash.
Consolidated Working Capital
     Consolidated working capital decreased to $133 million at June 30, 2006 compared to $147 million at December 31, 2005. The decrease is primarily attributable to cash expended on new and follow-on holdings as well as to fund continuing operations.
Analysis of Consolidated Company Cash Flows
     Cash flow activity was as follows:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Net cash used in operating activities	$(15,934)	$(16,254)
Net cash used in investing activities	(17,767)	(30,184)
Net cash provided by financing activities	249	1,200

	$(33,452)	$(45,238)

Cash Used In Operating Activities
2006 vs. 2005. Net cash used in operating activities decreased $0.3 million in 2006 as compared to the prior year period. The decrease is primarily related to a decrease in net loss, offset by working capital changes.

Cash Used In Investing Activities
2006 vs. 2005. Net cash used in investing activities decreased $12.4 million in 2006 as compared to the prior year period. This decline is primarily related to a $18.5 million net decrease in restricted cash and marketable securities and $6.2 million of proceeds from the sale of discontinued operations. Partially offsetting the overall decline is an increase of $4.4 million related to acquisitions of ownership interests in companies, funds and subsidiaries and an increase of $5.2 million in capital expenditures.
Cash Provided by Financing Activities
2006 vs. 2005. Net cash provided by financing activities decreased $1.0 million in 2006 as compared to 2005. The decline is primarily related to $3.8 million of cash used to repurchase $5.0 million of face value of the 2024 Debentures in the first quarter of 2006. Partially offsetting the decline is an increase in net borrowings under credit facilities and term debt.
Contractual Cash Obligations and Other Commercial Commitments
     The following table summarizes our contractual obligations and other commercial commitments as of June 30, 2006 by period due or expiration of the commitment.

	Payments Due by Period
		Rest of	2007 and	2009 and	Due after
	Total	2006	2008	2010	2010
	(in millions)
Contractual Cash Obligations
Lines of credit (a)	$17.4	$0.9	$16.5	$—	$—
Long-term debt (a)	5.4	0.8	3.4	1.2	—
Capital leases	4.2	1.0	2.9	0.3	—
Convertible senior debentures (b)	145.0	—	—	—	145.0
Operating leases	29.6	3.3	11.1	7.3	7.9
Funding commitments (c)	6.7	4.0	2.6	0.1	—
Potential clawback liabilities (d)	6.0	—	1.1	—	4.9
Other long-term obligations (e)	3.6	0.4	1.6	1.6	—

Total Contractual Cash Obligations	$217.9	$10.4	$39.2	$10.5	$157.8

	Amount of Commitment Expiration by Period
		Rest of	2007 and	2009 and	Due after
	Total	2006	2008	2010	2010
	(in millions)
Other Commitments
Letters of credit (f)	$10.9	$4.3	$0.2	$—	$6.4

(a)	We have various forms of debt including lines of credit and term loans. Of our total outstanding guarantees of $40.0 million, $20.9 million of outstanding debt associated with the guarantees is included on the Consolidated Balance Sheets at June 30, 2006. The remaining $19.1 million is not reflected on the Consolidated Balance Sheets or in the above table.

(b)	In February 2004, we completed the issuance of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. During the first quarter of 2006, we repurchased $5 million of the face value of the 2024 Debentures for $3.8 million in cash.

(c)	These amounts include funding commitments to private equity funds and private companies. The amounts have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management. Also included is our $3.0 million commitment to Clarient to support a proposed acquisition in 2006.

(d)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for a further distribution to the fund’s limited partners (the “clawback”). Assuming the funds were liquidated or dissolved on June 30, 2006 and the only value provided by the funds is the carrying values represented on the June 30, 2006 financial statements, the maximum clawback we would be required to return is $8 million. Management estimates its liability to be approximately $6 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

(e)	Reflects the amounts payable to our former Chairman and CEO under a consulting contract.

(f)	Letters of credit include a $6.3 million letter of credit provided to the landlord of CompuCom’s Dallas headquarters lease in connection with the sale of CompuCom; $1.1 million letter of credit issued by a subsidiary supporting a subsidiary guarantee; and $3.5 million letter of credit issued by subsidiaries supporting their office leases.
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
     Our consolidated financial results may also vary significantly based upon the partner companies that are included in our financial statements. For example:
▪	For the three and six months ended June 30, 2006, we consolidated the results of operations of Acsis, Alliance Consulting, Clarient, Laureate Pharma, Mantas and Pacific Title.

▪	In December 2005, we completed the purchase of Acsis and we have consolidated the results of operations of the acquired business from the date of the transaction.
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
     Fluctuations in the market price of the common stock of our publicly traded partner companies are likely to affect the price of our common stock. The market price of our publicly traded partner companies’ common stock has been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. The aggregate market value of our interests in our publicly-traded partner companies at June 30, 2006 (Clarient (Nasdaq: CLRT), eMerge Interactive (Nasdaq: EMRG) and Traffic.com (Nasdaq: TRFC)) was approximately $37.4 million.
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
     The Investment Company Act of 1940 regulates companies which are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. Under the Investment Company Act, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. We refer to this test as the “40% Test.” Securities issued by companies other than majority-owned subsidiaries, depending upon the size of our ownership position and factors, may be considered “investment securities” for purpose of the Investment Company Act. We are a company that partners with revenue-stage information technology and life sciences companies to build value; we are not engaged primarily in the business of investing, reinvesting or trading in securities. We are in compliance with the 40% Test. Consequently, we do not believe that we are an investment company under the Investment Company Act.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in partner companies, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities. Based on closing market prices at June 30, 2006, the fair market value of our holdings in public securities was approximately $37.4 million. A 20% decrease in equity prices would result in an approximate $7.4 million decrease in the fair value of our publicly traded securities. At June 30, 2006, the value of the collateral securing the Musser loan included $0.6 million of publicly traded securities. A 20% decrease in the fair value of these securities would result in a decline in value of approximately $0.1 million.
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

	Remainder
	of			After	Fair Market Value
Liabilities	2006	2007	2008	2008	at 6/30/06
Convertible Senior Notes due by year (in millions)	—	—	—	$145.0	$112.7
Fixed Interest Rate	2.625%	2.625%	2.625%	2.625%	2.625%
Interest Expense (in millions)	$1.9	$3.8	$3.8	$60.0	N/A
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     We and Warren V. Musser, our former Chairman and Chief Executive Officer, were named as defendants in putative class action and related cases filed in 2001 in U.S. District Court for the Eastern District of Pennsylvania (the “District Court”). Among other things, the plaintiffs alleged that we failed to disclose certain information regarding allegedly manipulative margin trading by Mr. Musser and a loan and guarantee extended by us to Mr. Musser. These cases were known as “In Re: Safeguard Scientifics Securities Litigation”. In 2003, the District Court denied plaintiffs’ motion for class certification. In November 2004, the District Court granted summary judgment in favor of us and Mr. Musser with respect to all claims asserted. In December 2004, the plaintiffs appealed the District Court’s orders. In April 2006, the District Court approved a final settlement of these cases. In the settlement, the twelve individual plaintiffs who sued us and Mr. Musser are released and dismissed with prejudice all claims and actions against us and Mr. Musser in exchange for an immaterial settlement amount which was paid by Safeguard’s insurer. The settlement was not a class action settlement, and provided no payments to shareholders other than these twelve plaintiffs’. The final dismissal of these cases occurred on June 27, 2006. In the settlement, neither Safeguard nor Mr. Musser have admitted any wrongdoing.
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
     Our consolidated financial results may also vary significantly based upon the partner companies that are included in our financial statements. For example:
▪	For the three and six months ended June 30, 2006, we consolidated the results of operations of Acsis, Alliance Consulting, Clarient, Laureate Pharma, Mantas and Pacific Title.

▪	In December 2005, we completed the purchase of Acsis and we have consolidated the results of operations of the acquired business from the date of the transaction.
Fluctuations in the price of the common stock of our publicly traded partner companies may affect the price of our common stock.
     Fluctuations in the market price of the common stock of our publicly traded partner companies are likely to affect the price of our common stock. The market price of our publicly traded partner companies’ common stock has been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. The aggregate market value of our interests in our publicly-traded partner companies at June 30, 2006 (Clarient (Nasdaq: CLRT), eMerge Interactive (Nasdaq: EMRG) and Traffic.com (Nasdaq: TRFC)) was approximately $37.4 million.
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 4. Submission of Matters to a Vote of Security Holders.
The shareholders of the Company voted on two items of business at the Annual Meeting of Shareholders held on May 24, 2006:
1.	The election of eight directors and

2.	A proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.
The nominees for director were elected based upon the following votes:

NOMINEE	VOTES FOR	VOTES WITHHELD
Peter J. Boni	109,711,670	2,266,478
Julie A. Dobson	107,213,873	4,764,275
Robert E. Keith, Jr.	109,532,799	2,445,349
Andrew E. Lietz	106,889,209	5,088,939
George MacKenzie	109,403,993	2,574,155
Jack L. Messman	106,074,889	5,903,259
John W. Poduska, Sr.	109,677,935	2,300,213
John J. Roberts	107,147,025	4,831,123
The proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 received the following votes:

110,224,959	VOTES FOR
1,354,155	VOTES AGAINST
399,034	ABSTENTIONS
0	BROKER NON-VOTE

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

Incorporated Filing
Reference
Original
Number		Form Type	& Exhibit
Exhibit	Description	Filing Date	Number
10.1 †	Seventh Amendment dated as of May 4, 2006 to Loan Agreement dated as of May 10, 2002, as amended, by and between Comerica Bank, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	—	—

31.1 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2 †	Certification of Christopher J. Davis pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2 †	Certification of Christopher J. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

Date: August 4, 2006	PETER J. BONI
Peter J. Boni
President and Chief Executive Officer

Date: August 4, 2006	CHRISTOPHER J. DAVIS
Christopher J. Davis
Executive Vice President and Chief Administrative and Financial Officer