Form 10-Q
period 2006-09-30
SAFEGUARD SCIENTIFICS INC
filed 2006-11-03
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2006

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
Yes ☐ No ☑
Number of shares outstanding as of October 30, 2006
Common Stock 120,155,036

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements:

Consolidated Balance Sheets — September 30, 2006 (unaudited) and December 31, 2005	3

Consolidated Statements of Operations (unaudited) — Three and Nine Months Ended September 30, 2006 and 2005	4

Consolidated Statements of Cash Flows (unaudited) — Nine Months Ended September 30, 2006 and 2005	5

Notes to Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	57

Item 4 — Controls and Procedures	58

PART II — OTHER INFORMATION

Item 1A — Risk Factors	59

Item 6 — Exhibits	60

Signatures	61
Fifth Amendment dated as of August 2, 2006 to Loan and Security Agreement
Certification of Peter J. Boni
Certification of Christopher J. Davis
Certification of Peter J. Boni, pursuant to Section 906
Certification of Christopher J. Davis, pursuant to Section 906

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(in thousands except per share data)
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$48,937	$124,916
Restricted cash	275	1,098
Marketable securities	29,416	31,770
Trading securities	2,106	—
Restricted marketable securities	3,813	3,805
Accounts receivable, less allowances ($1,889 - 2006; $1,720- 2005)	42,718	41,006
Prepaid expenses and other current assets	6,039	5,498
Current assets of discontinued operations	15,446	12,263

Total current assets	148,750	220,356
Property and equipment, net	44,193	37,739
Ownership interests in and advances to companies	49,585	17,897
Long-term marketable securities	928	3,311
Long-term restricted marketable securities	5,720	9,457
Intangible assets, net	17,079	15,312
Goodwill	82,455	77,972
Note receivable — related party	414	—
Other	4,501	5,563
Non-current assets of discontinued operations	22,837	28,695

Total Assets	$376,462	$416,302

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion of credit line borrowings	$24,364	$13,023
Current maturities of long-term debt	3,950	3,374
Current portion of convertible senior debentures	—	5,000
Accounts payable	8,880	10,358
Accrued compensation and benefits	14,138	12,310
Accrued expenses and other current liabilities	11,097	14,567
Deferred revenue	4,978	3,465
Current liabilities of discontinued operations	8,372	12,718

Total current liabilities	75,779	74,815
Long-term debt	5,693	5,170
Other long-term liabilities	15,398	14,013
Convertible senior debentures	129,000	145,000
Deferred taxes	889	895
Minority interest	6,193	10,478
Non-current liabilities of discontinued operations	709	956

Commitments and contingencies
Redeemable stock-based compensation	1,966	—

Shareholders’ Equity
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 120,155 and 119,935 shares issued and outstanding in 2006 and 2005	12,016	11,993
Additional paid-in capital	750,349	747,953
Accumulated deficit	(622,382)	(597,088)
Accumulated other comprehensive income	852	3,166
Treasury stock, at cost (2 shares-2005)	—	(6)
Unamortized deferred compensation	—	(1,043)

Total shareholders’ equity	140,835	164,975

Total Liabilities and Shareholders’ Equity	$376,462	$416,302

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
	(unaudited)
Revenue
Product sales	$2,033	$898	$7,086	$3,241
Service sales	48,575	33,135	137,632	99,902

Total revenue	50,608	34,033	144,718	103,143

Operating Expenses
Cost of sales — product	1,340	127	4,916	478
Cost of sales — service	34,489	25,497	99,581	74,686
Selling, general and administrative	24,599	18,834	73,424	53,318
Research and development	1,660	921	5,032	2,567
Amortization of intangibles	700	611	2,645	1,832

Total operating expenses	62,788	45,990	185,598	132,881

Operating loss	(12,180)	(11,957)	(40,880)	(29,738)
Other income, net	3,077	966	4,971	2,216
Impairment — related party	—	—	—	(260)
Interest income	1,399	1,363	4,518	3,614
Interest expense	(1,777)	(1,659)	(5,054)	(4,699)
Equity loss	(1,910)	(599)	(2,180)	(6,006)
Minority interest	1,789	1,849	5,681	4,700

Net loss from continuing operations before income taxes	(9,602)	(10,037)	(32,944)	(30,173)
Income tax (expense) benefit	(83)	(38)	1,140	2

Net loss from continuing operations	(9,685)	(10,075)	(31,804)	(30,171)
Net income (loss) from discontinued operations	78	(565)	6,510	(4,241)

Net Loss	$(9,607)	$(10,640)	$(25,294)	$(34,412)

Basic Income (Loss) Per Share:
Net loss from continuing operations	$(0.08)	$(0.08)	$(0.26)	$(0.25)
Net income (loss) from discontinued operations	—	(0.01)	0.05	(0.03)

Net Loss Per Share	$(0.08)	$(0.09)	$(0.21)	$(0.28)

Diluted Income (Loss) Per Share:
Net loss from continuing operations	$(0.08)	$(0.08)	$(0.26)	$(0.25)
Net income (loss) from discontinued operations	—	(0.01)	0.05	(0.04)

Net Loss Per Share	$(0.08)	$(0.09)	$(0.21)	$(0.29)

Shares Used in Computing Basic and Diluted Income (Loss) Per Share	121,541	120,898	121,441	120,776

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
	(unaudited)
Cash Flows from Operating Activities
Net cash used in operating activities of continuing operations	$(25,948)	$(15,443)
Net cash provided by operating activities of discontinued operations	2,468	202

Net cash used in operating activities	(23,480)	(15,241)

Cash Flows from Investing Activities
Proceeds from sale of available-for-sale and trading securities	348	241
Proceeds from sales of and distributions from companies and funds	1,530	5,035
Advances to companies	—	(2,185)
Acquisitions of ownership interests in companies, funds and subsidiaries, net of cash acquired	(40,887)	(9,367)
Increase in restricted cash and marketable securities	(62,016)	(54,113)
Decrease in restricted cash and marketable securities	64,370	36,219
Capital expenditures	(14,078)	(7,393)
Proceeds from sale of property and equipment	415	4,212
Capitalized software costs	(171)	(104)
Proceeds from sale of discontinued operations	6,154	—
Other, net	(484)	566
Cash flows from investing activities of discontinued operations	(59)	(266)

Net cash used in investing activities	(44,878)	(27,155)

Cash Flows from Financing Activities
Repurchase of convertible senior debentures	(16,215)	—
Borrowings on revolving credit facilities	102,911	69,635
Repayments on revolving credit facilities	(91,546)	(68,372)
Borrowings of term debt	4,679	4,978
Repayments of term debt	(3,577)	(6,001)
Increase (decrease) in restricted cash	(275)	508
Issuance of Company common stock, net	356	—
Issuance of subsidiary common stock, net	50	194
Purchase of subsidiary common stock, net	—	(611)
Offering costs on issuance of subsidiary common stock	(70)	—
Cash flows from financing activities of discontinued operations	(1,360)	506

Net cash (used in) provided by financing activities	(5,047)	837

Net Decrease in Cash and Cash Equivalents	(73,405)	(41,559)
Changes in Cash and Cash Equivalents from Mantas included in discontinued operations	(2,574)	(986)

	(75,979)	(42,545)
Cash and Cash Equivalents at beginning of period	124,916	143,398

Cash and Cash Equivalents at end of period	$48,937	$100,853

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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
     The Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows include the following subsidiaries:

Three Months Ended September 30,
2006	2005
Acsis, Inc. (“Acsis”)	Alliance Consulting
Alliance Consulting Group	Clarient
Associates, Inc. (“Alliance	Laureate Pharma
Consulting”)	Pacific Title
Clarient, Inc. (“Clarient”)
Laureate Pharma, Inc. (“Laureate
Pharma”)
Pacific Title and Art Studio, Inc.
(“Pacific Title”)

Nine Months Ended September 30,
2006	2005
Acsis	Alliance Consulting
Alliance Consulting	Clarient
Clarient	Laureate Pharma
Laureate Pharma	Pacific Title
Pacific Title
     The Company’s Consolidated Balance Sheets include the following majority-owned subsidiaries:

September 30, 2006	December 31, 2005
Acsis	Acsis
Alliance Consulting	Alliance Consulting
Clarient	Clarient
Laureate Pharma	Laureate Pharma
Pacific Title	Pacific Title

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2006
          Alliance Consulting operates on a 52 or 53-week fiscal year, ending on the Saturday closest to the end of the fiscal period. The Company and all other subsidiaries operate on a calendar year. Alliance Consulting’s third quarter ended on September 30, 2006 and October 1, 2005, each a period of 13 weeks and year-to-date a period of 39 weeks.
          See Note 3 for discontinued operations treatment of Mantas and components of Alliance Consulting and Laureate Pharma.
3. DISCONTINUED OPERATIONS
     Mantas
          In October 2006, the Company completed the merger of Mantas into a wholly-owned US subsidiary of i-flex® Solutions (See Note 18). As of September 30, 2006, Mantas’ assets and liabilities have been classified as held for sale and its results of operations and cash flows are presented as discontinued operations for the three and nine months ended September 30, 2006. All prior periods presented have been reclassified to conform to this presentation. Mantas sold its telecommunications business and certain related assets and liabilities in the first quarter of 2006 for $2.1 million in cash. As a result of the sale, Mantas recorded a gain of $1.9 million in the first quarter of 2006.
     Laureate Pharma – Totowa Operations
          In December 2005, Laureate Pharma sold its Totowa operations for $16.0 million in cash. Laureate Pharma recognized a $7.7 million gain on the transaction. The Totowa operations are reported in discontinued operations in 2005.
     Alliance Consulting – Southwest Region
          Alliance Consulting completed the sale of its Southwest region on May 1, 2006 for proceeds of $4.5 million, including cash of $3.0 million and stock of the acquiror of $1.5 million which was subsequently sold. As a result of the sale, Alliance Consulting recorded a gain of $1.6 million in the second quarter of 2006. Alliance Consulting’s Southwest region is reported in discontinued operations for all periods presented.
          Results of all discontinued operations were as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
	(in thousands)
	(unaudited)
Revenue	$7,784	$12,004	$29,476	$33,748
Operating expenses	(7,895)	(12,566)	(26,487)	(37,925)
Other	39	1	84	(31)

Net income (loss) before income taxes	(72)	(561)	3,073	(4,208)
Income tax expense	(106)	(4)	(228)	(33)

Net income (loss) from operations	(178)	(565)	2,845	(4,241)
Gain on disposal	256	—	3,665	—

Income (loss) from discontinued operations, net of income taxes	$78	$(565)	$6,510	$(4,241)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2006
     The assets and liabilities of the discontinued operations were as follows:

	September 30,	December 31,
	2006	2005
	(in thousands)
	(unaudited)
Cash	$5,197	$2,637
Restricted Cash	100	250
Accounts receivable, less allowances	9,569	8,752
Other current assets	580	624

Total current assets	15,446	12,263

Property and equipment, net	1,229	1,954
Intangibles	—	306
Goodwill	19,454	22,867
Other assets	2,154	3,568

Total non-current assets	22,837	28,695

Total Assets	$38,283	$40,958

Current debt	$—	$1,506
Accounts payable	1,169	1,022
Accrued expenses	4,025	4,474
Deferred revenue	3,178	5,716

Total current liabilities	8,372	12,718

Other long-term liabilities	709	956

Total liabilities	$9,081	$13,674

Carrying value	$29,202	$27,284

4. MARKETABLE SECURITIES
     Marketable securities include the following:

	Current		Long-term
	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005
	(in thousands)
	(unaudited)		(unaudited)
Held-to-maturity:
Certificates of deposit	$500	$12,289	$—	$—
U.S. Treasury securities	—	2,845	—	—
Mortgage and asset-backed securities	—	2,457	—	—
Commercial paper	28,916	14,179	—	—

	29,416	31,770	—	—
Restricted U.S. Treasury securities.	3,813	3,805	5,720	9,457

	33,229	35,575	5,720	9,457

Available-for-sale:
Equity securities	—	—	928	3,311
Trading securities:
Equity securities	2,106	—	—	—

	$35,335	$35,575	$6,648	$12,768

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2006
     As of September 30, 2006, the contractual maturities of securities were as follows:

	Years to Maturity
	(in thousands)
	(unaudited)
	Less Than	One to	No Single
	One Year	Five Years	Maturity Date	Total
Held-to-maturity	$33,229	$5,720	$—	$38,949
Available-for-sale	—	—	928	928
Trading	2,106	—	—	2,106

	$35,335	$5,720	$928	$41,983

     As of September 30, 2006 and December 31, 2005, the Company’s investment in available-for-sale securities had generated, on a cumulative basis, unrealized gains of $0.9 million and $3.3 million, respectively, which are reflected in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets. For the three and nine months ended September 30, 2006, the Company recorded unrealized losses of $0.6 million and $0.2 million, respectively, associated with the Company’s investment in trading securities, which are reflected in Other Income, Net in the Consolidated Statements of Operations.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
     The following is a summary of changes in the carrying amount of goodwill by segment:

	Alliance
	Consulting	Clarient	Acsis	Total
	(in thousands)
	(unaudited)
Balance at December 31, 2005	$51,782	$14,259	$11,931	$77,972
Additions	4,364	516	—	4,880
Purchase price adjustments	—	—	(397)	(397)

Balance at September 30, 2006	$56,146	$14,775	$11,534	$82,455

     See Note 15, regarding current year goodwill activity.
     Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite and indefinite useful lives:

	September 30, 2006
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
	(unaudited)
Customer-related	5 – 10 years	$10,089	$2,438	$7,651
Technology-related	3 – 10 years	9,879	6,181	3,698
Process-related	3 years	1,363	871	492
Tradenames	10 – 20 years	1,352	51	1,301
Covenant not-to-compete	1 year	470	390	80
Other	10 – 15 years	1,290	—	1,290

		24,443	9,931	14,512
Tradenames	Indefinite	2,567	—	2,567

Total		$27,010	$9,931	$17,079

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2006

	December 31, 2005
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
Customer-related	7 - 10 years	$8,991	$1,626	$7,365
Technology-related	3 - 10 years	7,993	5,094	2,899
Process-related	3 years	1,363	530	833
Tradenames	20 years	1,222	5	1,217
Covenant not-to-compete	1 year	470	39	431

		20,039	7,294	12,745
Tradenames	Indefinite	2,567	—	2,567

Total		$22,606	$7,294	$15,312

     Amortization expense related to intangible assets was $0.7 million and $2.6 million for the three and nine months ended September 30, 2006, respectively, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2005, respectively. The following table provides estimated future amortization expense related to intangible assets:

Total
(In thousands)
(unaudited)
Remainder of 2006	$764
2007	2,675
2008	2,257
2009	1,797
2010 and thereafter	7,019

$14,512

6. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2006
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
The following summarizes the components of comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
	(unaudited)
Net loss from continuing operations	$(9,685)	$(10,075)	$(31,804)	$(30,171)

Other comprehensive income (loss):
Foreign currency translation adjustments	(18)	6	69	(49)
Unrealized holding losses in available-for-sale securities	(201)	(978)	(2,383)	(8,051)

Other comprehensive loss from continuing operations	(219)	(972)	(2,314)	(8,100)

Comprehensive loss from continuing operations	(9,904)	(11,047)	(34,118)	(38,271)
Income (loss) from discontinued operations	78	(565)	6,510	(4,241)

Comprehensive loss	$(9,826)	$(11,612)	$(27,608)	$(42,512)

     8. LONG-TERM DEBT AND CREDIT ARRANGEMENTS
          Consolidated long-term debt consists of the following:

	September 30,	December 31
	2006	2005
	(in thousands)
	(unaudited)
Subsidiary credit line borrowings (guaranteed by the Company)	$23,364	$13,023
Subsidiary credit line borrowings (not guaranteed by the Company)	1,000	—
Subsidiary term loans (guaranteed by the Company)	3,250	4,000

	27,614	17,023
Other term loans	2,148	849
Capital lease obligations	4,245	3,695

	34,007	21,567
Less current maturities	(28,314)	(16,397)

Total long-term debt, less current portion	$5,693	$5,170

          In May 2006, the Company renewed its revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees of up to $55 million. In addition, a subsidiary increased their facility by $3 million. Borrowing availability under the facility is reduced by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under partner company facilities maintained with that same lender. This credit facility bears interest at the prime rate (8.25% at September 30, 2006) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.0125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times the Company’s borrowings and letters of credit and amounts borrowed by partner companies under the guaranteed portion of the partner company facilities maintained at the same bank. The credit facility matures in May 2007.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2006
          Availability under the Company’s revolving credit facility at September 30, 2006 is as follows:

	Revolving Credit	Letters of Credit	Total
		(in thousands)
		(unaudited)
Size of facility	$48,664	$6,336	$55,000
Subsidiary facilities at same bank (a)	(28,000)	—	(28,000)
Outstanding letter of credit (b)	—	(6,336)	(6,336)

Amount available at September 30, 2006	$20,664	$—	$20,664

(a)	The Company’s ability to borrow under its credit facility is limited by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under partner company facilities maintained at the same bank. Of the total facilities, $26.6 million is outstanding under these facilities at September 30, 2006 and is included as debt on the Consolidated Balance Sheet.

(b)	In connection with the sale of CompuCom, the Company provided to the landlord of CompuCom’s Dallas headquarters, a letter of credit, which will expire on March 19, 2019, in an amount equal to $6.3 million.
     As a result of the sale of the Company’s holdings in Mantas in October 2006, the Company’s guarantee related to the Mantas facility was released in September 2006, thereby increasing the Company’s availability under its credit facility by $3.5 million.
          All subsidiary facilities expire in February 2007 with the exception of Acsis’ facility, which expires in August 2008.
          Borrowings are secured by substantially all of the assets of the respective subsidiaries. These obligations bear interest at variable rates ranging between the prime rate minus 0.5% and the prime rate plus 1.0%. These facilities contain financial and non-financial covenants.
          In September 2006, Clarient entered into a $5 million senior secured revolving credit agreement. Borrowing availability under the agreement is based on the level of their qualified accounts receivable, less certain reserves. The agreement has a two-year term and bears interest at variable rates based on the lower of LIBOR plus 3.25% or the prime rate plus 0.5%. As of September 30, 2006, Clarient borrowed $1.0 million and had approximately $2.0 million available under this facility.
          Debt as of September 30, 2006 bears interest at fixed rates ranging between 4.62% and 20.33% and variable rates indexed to the prime rate plus 1.75%. Debt as of December 31, 2005 bore interest at fixed rates ranging between 4.0% and 22.0% and variable rates indexed to the prime rate plus 1.75%.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2006
     The Company’s debt matures as follows:

Total
(In thousands)
(unaudited)
Remainder of 2006	$5,466
2007	23,720
2008	3,057
2009	1,758
2010 and thereafter	6

Total debt	$34,007

9. CONVERTIBLE SENIOR DEBENTURES
     In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on the 2024 Debentures is payable semi-annually. At the debenture holders’ option, the 2024 Debentures are convertible into our common stock through March 14, 2024, subject to certain conditions. The conversion rate of the debentures at September 30, 2006 was $7.2174 of principal amount per share. The closing price of the Company’s common stock at September 30, 2006 was $1.96. The 2024 Debenture holders may require repurchase of the debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount plus accrued and unpaid interest. The Debenture holders may also require repurchase of the debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, the Company may redeem all or some of the 2024 Debentures commencing March 20, 2009. During the first and third quarters of 2006, the Company repurchased $5 million and $16 million of the face value of the 2024 Debentures for $3.8 and $12.6 million in cash, respectively. In connection with the repurchase, during the third quarter the Company recorded $0.3 million of expense related to the acceleration of deferred debt issuance costs associated with the 2024 Debentures, resulting in a net gain of $3.2 million, which is included in Other Income, Net in the Consolidated Statements of Operations for the three months ended September 30, 2006. For the nine months ended September 30, 2006, the Company recorded $0.5 million of expense related to the acceleration of deferred debt issuance costs associated with the 2024 Debentures, resulting in a net gain of $4.3 million, which is included in Other Income, Net in the Consolidated Statements of Operations. At September 30, 2006, the market value of the $129 million of outstanding 2024 Debentures was approximately $98.5 million based on quoted market prices.
     As required by the terms of the 2024 Debentures, after completing the sale of CompuCom in October 2004, the Company escrowed $16.7 million for interest payments through March 15, 2009 on the 2024 Debentures. A total of $9.5 million is included in Restricted Marketable Securities on the Consolidated Balance Sheet at September 30, 2006, of which $3.8 million is classified as a current asset.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2006
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
     To the extent allowable, all grants are incentive stock options. Options granted under the plans are at prices equal to the fair market value at the date of grant. Upon exercise of stock options, the Company issues shares first from treasury stock, if available, then from authorized but unissued shares. At September 30, 2006, the Company had reserved 23.7 million shares of common stock for possible future issuance under its equity compensation plans. Several subsidiaries also maintain separate equity compensation plans for their employees, directors and advisors.
Classification of Stock-Based Compensation Expense
     Stock-based compensation expense is recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
	(in thousands)
	(unaudited)
Cost of sales – product	$—	$3
Cost of sales – service	21	61
Selling, general and administrative	1,348	4,974
Research and development	34	88

	$1,403	$5,126

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2006
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

		Three Months Ended	Nine Months Ended
		September 30,	September 30,
		2005	2005
		(in thousands, except per share data)
		(unaudited)
Consolidated net loss from continuing operations	As reported	$(10,075)	$(30,171)
Add: Stock-based compensation expense included in net loss, net of minority interest	As reported	607	1,645
Deduct: Total stock based employee compensation expense from continuing operations determined under fair value based method for all awards, net of related tax effects		(1,819)	(5,216)

Consolidated net loss from continuing operations	Pro forma	(11,287)	(33,742)
Net loss from discontinued operations	As reported	(565)	(4,241)
Deduct: Total stock based employee compensation expense from discontinued operations determined under fair value based method for all awards, net of related tax effects		(96)	(307)

	Pro forma	$(11,948)	$(38,290)

Basic Loss Per Share:
Net loss from continuing operations	As reported	$(0.08)	$(0.25)
Net loss from discontinued operations	As reported	(0.01)	(0.03)

		$(0.09)	$(0.28)

Net loss from continuing operations	Pro forma	$(0.09)	$(0.28)
Net loss from discontinued operations	Pro forma	(0.01)	(0.03)

		$(0.10)	$(0.31)

Diluted Loss Per Share:
Net loss from continuing operations	As reported	$(0.08)	$(0.25)
Net loss from discontinued operations	As reported	(0.01)	(0.04)

		$(0.09)	$(0.29)

Net loss from continuing operations	Pro forma	$(0.09)	$(0.28)
Net loss from discontinued operations	Pro forma	(0.01)	(0.04)

		$(0.10)	$(0.32)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2006
The Company
     The fair value of the Company’s stock-based awards to employees during the three and nine months ended September 30, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred. The expected life of stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)
Service-Based Awards
Dividend yield	0%	0%	0%	0%
Expected volatility	70%	85%	72%	85%
Average expected option life	5 years	5 years	5 years	5 years
Risk-free interest rate	4.4%	4.5%	4.7%	4.5%

Market-Based Awards
Dividend yield	0%	0%	0%	0%
Expected volatility	62%	67%	65%	67%
Average expected option life	5 – 7 years	5 – 7 years	4 – 7 years	5 – 7 years
Risk-free interest rate	4.8%	4.3%	4.9%	4.3%
     The weighted-average grant date fair value of options issued by the Company during the three and nine months ended September 30, 2006 was $1.17 per share and $1.34 per share, respectively. The weighted-average grant date fair value of options issued by the Company during the three and nine months ended September 30, 2005 was $0.94 per share and $0.93 per share, respectively.
     The Company granted 0.5 million and 1.2 million market-based stock option awards to employees during the three and nine months ended September 30, 2006, respectively, and 6.0 million market-based stock option awards during the three months ended September 30, 2005. The awards entitle participants to vest in a number of options determined by achievement of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on our estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method, but is accelerated if market capitalization targets are achieved earlier than estimated. Based on the achievement of market capitalization targets, 0.6 million and 1.7 million shares vested during the three and nine months ended September 30, 2006, respectively. The Company recorded $0.3 million and $1.7 million of compensation expense related to the market-based awards in the three and nine months ended September 30, 2006, respectively. The maximum number of unvested shares at September 30, 2006 attainable under these grants is 8.0 million shares.
     All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. The Company recorded $0.3 million and $1.1 million of compensation expense related to these awards during the three and nine months ended September 30, 2006.
     During the nine months ended September 30, 2006, the Company granted twenty-one thousand stock options to members of its advisory boards, which comprise non-employees. Such awards vest over one year, are equity classified and are marked-to-market each period.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2006
     Option activity of the Company is summarized below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(In thousands)		(In years)	(In thousands)
	(unaudited)
Outstanding at December 31, 2005	18,971	$2.20
Options granted	1,786	2.12
Options exercised	(222)	1.60
Options canceled/forfeited	(755)	3.62

Outstanding at September 30, 2006	19,780	2.14	6.0	$6,573

Options exercisable at September 30, 2006	8,390	2.87	4.6	1,761
Options vested and expected to vest at September 30, 2006	13,714	2.40	5.5	3,816
Shares available for future grant	2,450
     The total intrinsic value of options exercised in the nine months ended September 30, 2006 was $0.1 million.
     At September 30, 2006, total unrecognized compensation cost related to non-vested stock options granted under the plans for service-based awards was $2.9 million. That cost is expected to be recognized over a weighted-average period of 2.5 years.
     At September 30, 2006, total unrecognized compensation cost related to non-vested stock options granted under the plans for market-based awards was $4.2 million. That cost is expected to be recognized over a weighted-average period of 4.7 years but would be accelerated if market capitalization targets are achieved earlier than estimated.
     Total compensation expense for restricted stock issuances was approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2005. No unamortized compensation expense related to restricted stock issuances remains at September 30, 2006.
     The Company has previously issued deferred stock units to certain employees. The Company issued deferred stock units during the three and nine months ended September 30, 2006 and 2005, to directors who elected to defer all or a portion of directors’ fees earned. Deferred stock units issued to directors in lieu of directors fees are 100% vested at grant; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following grant. Deferred stock units are payable in stock on a one-for-one basis. Payments in respect of the deferred stock units are generally distributable following termination of employment or service, death, permanent disability or retirement. Total compensation expense for deferred stock units was approximately $0.1 and $0.2 million for the three and nine months ended September 30, 2006, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2005, respectively. Unamortized compensation expense related to deferred stock units at September 30, 2006 is $0.3 million.
     Deferred stock unit activity is summarized below:

		Weighted
		Average
	Shares	Grant Date Fair Value
	(In thousands)
	(unaudited)
Unvested at December 31, 2005	196	$3.21
Granted	31	2.09
Vested	(112)	2.40
Forfeited	(44)	4.41

Unvested at September 30, 2006	71	3.28

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2006
     The total fair value of deferred stock units vested during the three and nine months ended September 30, 2006 was $0.1 million and $0.2 million, respectively.
Consolidated Subsidiaries
     The fair value of the Company’s subsidiaries’ stock-based awards issued to employees during the three and nine months ended September 30, 2006 and 2005 was estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred. The expected life of stock options granted was estimated using the historical exercise behavior of employees. The expected life of stock options granted for subsidiaries that do not have sufficient historical exercise behavior of employees was calculated using the simplified method of determining expected term as provided in Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). Expected volatility for publicly-held subsidiaries was based on historical volatility for a period equal to the stock option’s expected life. Expected volatility for privately-held subsidiaries is based on the average historical volatility of comparable companies for a period equal to the stock option’s expected life. The fair value of the underlying stock of privately-held subsidiaries on the date of grant was determined based on a number of valuation methods, including discounted cash flows and revenue and acquisition multiples.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)
Dividend yield	0%	0%	0%	0%
Expected volatility	38% - 92%	70% - 99%	38% - 92%	70% - 103%
Average expected option life	5 – 8 years	4 – 5 years	5 – 8 years	4 – 5 years
Risk-free interest rate	4.5% - 5.3%	4.5%	4.5% - 5.3%	3.9% - 4.5%
     Stock options granted by subsidiaries generally are service-based awards that vest four years after the date of grant and expire 7 to 10 years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period is the period over which the award vests. The Company’s consolidated subsidiaries recorded $0.7 million and $2.1 million of compensation expense related to these awards during the three and nine months ended September 30, 2006, respectively.
     At September 30, 2006, total unrecognized compensation cost related to non-vested stock options granted under the consolidated subsidiaries’ plans was $4.6 million. That cost is expected to be recognized over a weighted-average period of 2.9 years.
     During the nine months ended September 30, 2006, certain subsidiaries granted stock options to advisory boards, which comprise of non-employees. Such awards vest over four years, are equity classified and are marked-to-market each period.
     Certain employees of our subsidiaries have the right to require the respective subsidiary to purchase shares of common stock of the subsidiary received by the employee pursuant to the exercise of options or the conversion of deferred stock units. The employee must hold the shares for at least six months prior to exercising this right. The required purchase price is 75% to 100% of the fair market value at the time the right is exercised. These options and deferred stock units qualify for equity-classification under SFAS No. 123(R). In accordance with EITF Issue No. D-98, however, these instruments are classified outside of permanent equity on the Consolidated Balance Sheet as Redeemable Stock-Based Compensation at their current redemption amount based on the number of options and deferred stock units vested as of September 30, 2006.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2006
11. INCOME TAXES
     The Company’s consolidated net income tax expense recorded for the three months ended September 30, 2006, was $0.1 million and the income tax benefit recorded for the nine months ended September 30, 2006 was $1.1 million. The Company recognized tax expense of $0.1 million in the three months ended September 30, 2006 related to the Company’s share of net state tax expenses recorded by subsidiaries. The Company recognized a $1.3 million tax benefit in the nine months ended September 30, 2006 related to uncertain tax positions for which the statute of limitations expired during the period in the applicable tax jurisdictions. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the net operating loss benefit that would have been recognized in 2006 was offset by a valuation allowance.
12. NET LOSS PER SHARE
     The calculations of net loss per share were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands except per share data)
	(unaudited)
Basic:
Net loss from continuing operations	$(9,685)	$(10,075)	$(31,804)	$(30,171)
Net income (loss) from discontinued operations	78	(565)	6,510	(4,241)

Net loss	$(9,607)	$(10,640)	$(25,294)	$(34,412)

Average common shares outstanding	121,541	120,898	121,441	120,776

Net loss from continuing operations	$(0.08)	$(0.08)	$(0.26)	$(0.25)
Net income (loss) from discontinued operations	—	(0.01)	0.05	(0.03)

Net loss per share	$(0.08)	$(0.09)	$(0.21)	$(0.28)

Diluted:
Net loss from continuing operations principle	$(9,685)	$(10,075)	$(31,804)	$(30,171)
Effect of holdings	(53)	(25)	(102)	(173)
Net income (loss) from discontinued operations	78	(565)	6,510	(4,241)

Net loss	$(9,660)	$(10,665)	$(25,396)	$(34,585)

Average common shares outstanding	121,541	120,898	121,441	120,776

Loss per share from continuing operations	$(0.08)	$(0.08)	$(0.26)	$(0.25)
Net income (loss) from discontinued operations	—	(0.01)	0.05	(0.04)

Diluted loss per share	$(0.08)	$(0.09)	$(0.21)	$(0.29)

     Basic and diluted average common shares outstanding for purposes of computing net income (loss) per share includes outstanding common shares and vested deferred stock units (DSU’s).
     If a consolidated or equity method partner company has dilutive stock options, unvested restricted stock, DSU’s, warrants or securities outstanding, diluted net loss per share is computed by first deducting from net loss the income attributable to the potential exercise of the dilutive securities of the partner company. This impact is shown as an adjustment to net loss for purposes of calculating diluted net loss per share.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2006
          The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:
•	At September 30, 2006 and 2005, options to purchase 19.8 million and 16.1 million shares of common stock, respectively, at prices ranging from $1.03 to $45.47 per share, were excluded from the 2006 and 2005 calculations, respectively.

•	At September 30, 2006 and 2005, unvested deferred stock units convertible into 0.1 million and 0.4 million shares, respectively, were excluded from the calculations.

•	At September 30, 2006 and 2005, a total of 19.0 million and 20.8 million shares related to the Company’s 2024 Debentures (See Note 9) representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculation.
13. PARENT COMPANY FINANCIAL INFORMATION
          Parent company financial information is provided to present the financial position and results of operations of the Company as if the consolidated subsidiaries (see Note 2) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies.
     Parent Company Balance Sheets

	September 30, 2006	December 31, 2005
	(in thousands)
	(unaudited)
Assets
Cash and cash equivalents	$38,044	$108,300
Restricted cash	—	1,098
Marketable securities	29,416	31,770
Trading securities	2,106	—
Restricted marketable securities	3,813	3,805
Other current assets	958	1,704
Asset held-for-sale	29,202	24,242

Total current assets	103,539	170,919
Ownership interests in and advances to companies	177,035	150,891
Long-term marketable securities	928	3,311
Long-term restricted marketable securities	5,720	9,457
Note receivable — related party	414	—
Other	3,596	5,109

Total Assets	$291,232	$339,687

Liabilities and Shareholders’ Equity
Current convertible senior debentures	$—	$5,000
Current liabilities	9,312	13,625

Total current liabilities	9,312	18,625
Long-term liabilities	10,119	11,087
Convertible senior debentures	129,000	145,000
Shareholders’ equity	142,801	164,975

Total Liabilities and Shareholders’ Equity	$291,232	$339,687

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2006
Parent Company Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
	(unaudited)
Operating expenses	$(5,050)	$(4,886)	$(15,994)	$(13,174)
Other income, net	3,081	981	4,958	1,891
Impairment — related party	—	—	—	(260)
Interest income	1,309	1,346	4,346	3,546
Interest expense	(1,150)	(1,235)	(3,554)	(3,682)
Equity loss	(7,875)	(6,281)	(22,844)	(18,492)

Net loss from continuing operations before income taxes	(9,685)	(10,075)	(33,088)	(30,171)
Income tax benefit	—	—	1,284	—
Equity income (loss) attributable to discontinued operations	78	(565)	6,510	(4,241)

Net Loss	$(9,607)	$(10,640)	$(25,294)	$(34,412)

Parent Company Statements of Cash Flows

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
	(unaudited)
Net cash used in operating activities	$(12,326)	$(14,876)

Cash Flows from Investing Activities
Proceeds from sales of available-for-sale and trading securities	—	241
Proceeds from sales of and distributions from companies	672	5,035
Advances to companies	—	(2,185)
Acquisitions of ownership interests in companies, funds and subsidiaries, net of cash acquired	(46,887)	(9,367)
Advances to related party	(415)	717
Increase in restricted cash and marketable securities	(62,016)	(54,113)
Decrease in restricted cash and marketable securities	64,370	36,219
Proceeds from sale of property and equipment	—	4,160
Capital expenditures	(93)	(37)
Other, net	1,200	—

Net cash used in investing activities	(43,169)	(19,330)

Cash Flows from Financing Activities
Repurchase of convertible senior debentures	(16,215)	—
Decrease in restricted cash	1,098	—
Issuance of Company common stock, net	356	—

Net cash used in financing activities	(14,761)	—

Net Decrease in Cash and Cash Equivalents	(70,256)	(34,206)
Cash and Cash Equivalents at beginning of period	108,300	128,262

Cash and Cash Equivalents at end of period	$38,044	$94,056

     Parent Company cash and cash equivalents exclude marketable securities, which consists of longer-term securities, including commercial paper and certificates of deposit.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2006
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
     As of September 30, 2006 and December 31, 2005, the Company’s assets were primarily located in the United States.
     The following represents the segment data from continuing operations:

	Three Months Ended September 30, 2006
	(in thousands)
	(unaudited)
									Total
		Alliance		Laureate	Pacific	Other	Total	Other	Continuing
	Acsis	Consulting	Clarient	Pharma	Title	Companies	Segments	Items	Operations
Revenues	$4,156	$27,527	$9,122	$2,218	$7,585	$—	$50,608	$—	$50,608
Operating income (loss)	$(2,528)	$752	$(3,638)	$(2,735)	$1,019	$—	$(7,130)	$(5,050)	$(12,180)
Net income (loss)	$(2,358)	$560	$(2,188)	$(2,916)	$1,020	$(2,145)	$(8,027)	$(1,658)	$(9,685)
Segment Assets
September 30, 2006	$28,885	$85,583	$44,597	$24,194	$20,340	$52,619	$256,218	$81,961	$338,179
December 31, 2005	$30,993	$80,959	$40,599	$21,479	$18,864	$21,208	$214,102	$161,242	$375,344

	Three Months Ended September 30, 2005
	(in thousands)
	(unaudited)
								Total
	Alliance		Laureate	Pacific	Other	Total	Other	Continuing
	Consulting	Clarient	Pharma	Title	Companies	Segments	Items	Operations
Revenues	$20,472	$4,906	$1,135	$7,520	$—	$34,033	$—	$34,033
Operating income (loss)	$(421)	$(4,480)	$(3,017)	$616	$—	$(7,302)	$(4,655)	$(11,957)
Net income (loss)	$(631)	$(2,709)	$(3,129)	$594	$305	$(5,570)	$(4,505)	$(10,075)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2006

	Nine Months Ended September 30, 2006
	(in thousands)
	(unaudited)
									Total
		Alliance		Laureate	Pacific	Other	Total	Other	Continuing
	Acsis	Consulting	Clarient	Pharma	Title	Companies	Segments	Items	Operations
Revenues	$13,141	$78,607	$23,368	$6,864	$22,738	$—	$144,718	$—	$144,718
Operating Income (loss)	$(6,656)	$(198)	$(12,527)	$(7,457)	$1,952	$—	$(24,886)	$(15,994)	$(40,880)
Net Income (loss)	$(6,263)	$(754)	$(7,574)	$(7,880)	$1,951	$(1,795)	$(22,315)	$(9,489)	$(31,804)

	Nine Months Ended September 30, 2005
	(in thousands)
	(unaudited)
								Total
	Alliance		Laureate	Pacific			Other	Continuing
	Consulting	Clarient	Pharma	Title	Other Companies	Total Segments	Items	Operations
Revenues	$58,578	$14,122	$6,151	$24,292	$—	$103,143	$—	$103,143
Operating income (loss)	$(1,065)	$(11,922)	$(7,408)	$3,831	$—	$(16,564)	$(13,174)	$(29,738)
Net income (loss)	$(1,626)	$(7,241)	$(7,663)	$4,042	$(5,201)	$(17,689)	$(12,482)	$(30,171)
Other Items

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
	(unaudited)
Corporate operations	$(1,575)	$(4,467)	$(10,629)	$(12,484)
Income tax benefit (expense)	(83)	(38)	1,140	2

	$(1,658)	$(4,505)	$(9,489)	$(12,482)

15. BUSINESS COMBINATIONS
   Acquisitions by the Company – 2006
     In September 2006, the Company acquired additional common shares of Clarient for $3.0 million in cash to fund Clarient’s acquisition of Trestle Holdings, Inc. (“Trestle”). As a result of the funding, the Company’s ownership in Clarient increased to 60%. The Company allocated purchase price of $1.5 million to working capital, $0.8 million to intangibles, with an estimated useful life of 5 years, $0.2 million to fixed assets with estimated depreciable lives of 3 years and $0.5 million to goodwill.
     In September 2006, the Company acquired 24% of NuPathe, Inc. for $3 million in cash. NuPathe develops therapeutics in conjunction with novel transdermal delivery technologies. The Company accounts for its holdings in Nupathe under the equity method. The Company allocated $1.2 million of the purchase price to NuPathe’s in-process-research and development resulting in a charge, which is reflected in equity loss in the Consolidated Statement of Operations for the three and nine months ended September 30, 2006.
     In August 2006, the Company acquired 47% of Portico™ Systems for $6 million in cash. Portico is a leading software solutions provider for regional and national health plans looking to optimize provider network operations and streamline business processes. The Company accounts for its holdings in Portico under the equity method. The Company has not yet completed the allocation of its purchase price.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2006
          In August 2006, the Company acquired 36% of Rubicor Medical, Inc. for $20 million in cash. Rubicor develops and distributes technologically advanced, disposable, minimally-invasive breast biopsy devices. The Company accounts for its holdings in Rubicor under the equity method. The Company allocated $0.7 million of the purchase price to Rubicor’s in-process-research and development resulting in a charge, which is reflected in equity loss in the Consolidated Statement of Operations for the three and nine months ended September 30, 2006.
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
   Acquisitions by Subsidiaries – 2006
     In September 2006, Clarient completed the purchase of substantially all of the assets of Trestle Holdings, Inc. (“Trestle”) for approximately $2.8 million in cash and the assumption of approximately $0.2 million of liabilities.
     In July 2006, Alliance Consulting completed the acquisition of Fusion Technologies for $5.4 million in cash.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2006
     The companies have not completed the allocations of purchase price for the acquisitions listed above. Therefore, the allocations of the purchase prices could be adjusted once the valuations of assets acquired and liabilities assumed are completed. The following table summarizes the estimated fair values of assets acquired and liabilities assumed:

	Alliance Consulting	Clarient
	(In thousands)
	(unaudited)
Working Capital	$(112)	$(34)
Property and equipment	443	76
Intangible assets	730	2,750
Goodwill	4,364	516

Total Purchase Price	$5,425	$3,308

     The intangible assets acquired by Alliance Consulting consist of customer lists with a seven year life and property and equipment which are being depreciated over their weighted average lives (3 to 5 years). The intangible assets acquired by Clarient consist of developed technology with a 7 to 10 year life, tradename with a 10 year life and other which consists of customer relationships and service with 10 to 15 year lives. Property and equipment of Clarient are being depreciated over their weighted average lives (3 years).
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
	(In thousands except per share data)
	(unaudited)
Total revenue	$45,345	$134,211
Net loss	$(10,800)	$(33,013)
Basic and diluted loss per share	$(0.09)	$(0.26)
16. RELATED PARTY TRANSACTIONS
     In May 2001, the Company entered into a $26.5 million loan agreement with Warren V. Musser, the former Chairman and Chief Executive Officer of the Company. The proceeds of the loan were used to repay margin loans guaranteed by the Company in October 2000.
     Through September 30, 2006, the Company has recognized net impairment charges against the loan of $15.4 million to the estimated value of the collateral that the Company held at each respective date. The Company’s carrying value of the loan at September 30, 2006 is $0.4  million. The Company will continue to evaluate the value of the collateral compared to the carrying value of the note on a quarterly basis.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2006
17. COMMITMENTS AND CONTINGENCIES
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
          In connection with its ownership interests in certain affiliates, the Company has the following outstanding guarantees:

		Debt Included on
		Consolidated Balance Sheet at
	Amount	September 30, 2006
	(in millions)
	(unaudited)
Consolidated companies guarantees – credit facilities	$28.0	$26.6
Other consolidated company guarantees – operating leases	4.7	—
Non-consolidated company guarantees	3.8	—

Total	$36.5	$26.6

     Additionally, we have committed capital of approximately $6.5 million, including a conditional commitment to provide a partner company with additional funding and commitments made in prior years to various private equity funds. These commitments will be funded over the next several years, including approximately $5.0 million which is expected to be funded during the next twelve months.
     Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of certain private equity funds (the “clawback”). Assuming the private equity funds in which the Company was a general partner were liquidated or dissolved on September 30, 2006 and assuming for these purposes the only distributions from the funds were equal to the carrying value of the funds on the September 30, 2006 financial statements, the maximum clawback the Company would be required to return for its general partner interest is approximately $8 million. The Company estimates its liability to be approximately $6 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheet at September 30, 2006.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2006
18. SUBSEQUENT EVENTS
     Sale of Mantas
     On October 2, 2006, the Company completed the sale of its interest in Mantas through a merger of Mantas into a wholly owned US subsidiary of i-flex® Solutions (“i-flex”), for net cash proceeds of approximately $113 million including $19 million to be held in escrow. The Company expects to record a net gain of approximately $83 million in the fourth quarter of 2006 which will be reported in discontinued operations.

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
     Information Technology — including companies focused on providing software, technology-enabled services and information technology services for analytics and business intelligence, enterprise applications and infrastructure; and
     Life Sciences — including companies focused on therapeutics and treatments, pharmaceutical services, drug formulation and delivery techniques, diagnostics and devices.
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
          Equity Method. The partner companies whose results are not consolidated, but over whom we exercise significant influence, are accounted for under the equity method of accounting. We also account for our interests in some private equity funds under the equity method of accounting, based on our respective general and limited partner interests. Under the equity method of accounting, our share of the income or loss of the company is reflected in Equity Income (Loss) in the Consolidated Statements of Operations. We report our share of the results of the equity method partner companies on a quarter lag.
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
Revenue Recognition
          During the three and nine months of 2006 and 2005, our revenue from continuing operations was attributable to Acsis, Inc. (“Acsis”) (2006 only), Alliance Consulting Group Associates, Inc. (“Alliance Consulting”), Clarient, Inc. (“Clarient”), Laureate Pharma, Inc. (“Laureate Pharma”) and Pacific Title and Art Studio, Inc. (“Pacific Title”).
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
     Clarient recognizes revenue on system sales in accordance with Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104, when all criteria for revenue recognition have been met. Such criteria includes, but is not limited to: existence of persuasive evidence of an arrangement; fixed or determinable product pricing; satisfaction of the terms of the arrangement including passing title and risk of loss to their customer upon shipment; and reasonable assurance of collection from their customer in accordance with the terms of the arrangement. For system sales delivered under the Dako distribution and development agreement, Clarient recognizes revenue when those ACIS® instruments have been delivered and accepted by an end-user customer. Revenue for certain systems sold for Dako’s use as training and demonstration units is recorded when the units are delivered and accepted by Dako. Systems sold under a leasing arrangement are accounted for as sales-type leases pursuant to SFAS No. 13, “Accounting for Leases,” if applicable. Clarient recognizes the net effect of these transactions as a sale because of the bargain purchase option granted to the lessee. Clarient recognizes revenue from research and development agreements over the contract performance period, starting with the contract’s commencement. Upfront payments are generally deferred and recognized on a straight-line basis over the estimated performance periods. Milestone payments are recognized as revenue when they are earned and collectible, but not prior to the removal of any contingencies for each individual milestone.
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
          The carrying value of goodwill at September 30, 2006 was $82 million.
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
          The carrying value of net intangible assets at September 30, 2006 was $17 million. The carrying value of net property and equipment at September 30, 2006 was $44 million.
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
          The new carrying value of a company is not written-up if circumstances suggest the value of the company has subsequently recovered.
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
Stock-based Compensation
          As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” prior to January 1, 2006, we accounted for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense was recorded for stock options issued to employees at fair market value.

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
          The Company’s operating results including net income (loss) before income taxes by segment are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005		2006	2005
	(In thousands)
Acsis	$(2,358)	$	n/a	$(6,263)	$	n/a
Alliance Consulting Alliance	560		(631)	(754)		(1,626)
Clarient	(2,188)		(2,709)	(7,574)		(7,241)
Laureate	(2,916)		(3,129)	(7,880)		(7,663)
Pacific Title	1,020		594	1,951		4,042
Other companies	(2,145)		305	(1,795)		(5,201)

Total segments	(8,027)		(5,570)	(22,315)		(17,689)

Other items
Corporate operations	(1,575)		(4,467)	(10,629)		(12,484)
Income tax benefit (expense)	(83)		(38)	1,140		2

Total other items	(1,658)		(4,505)	(9,489)		(12,482)

Net loss from continuing operations	(9,685)		(10,075)	(31,804)		(30,171)
Net income (loss) from discontinued operations	78		(565)	6,510		(4,241)

Net Loss	$(9,607)		$(10,640)	$(25,294)		$(34,412)

          Included in the above is stock-based compensation expense, which for the three and nine months ended September 30, 2006 reflects the adoption of SFAS No. 123(R) as follows:

	Stock-Based Compensation
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Acsis	$76	n/a	$139	n/a
Alliance Consulting	251	$82	779	$247
Clarient	332	94	984	239
Laureate Pharma	42	—	123	—
Pacific Title	—	139	139	416

Total segment results	701	315	2,164	902
Other items	702	292	2,962	743

	$1,403	$607	$5,126	$1,645

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
Acsis
          We acquired 94% of Acsis in December 2005. As a result there is no comparative financial information for the prior year periods.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2006	2006
	(In thousands)
Revenue	$4,156	$13,141

Operating expenses
Cost of sales	2,755	9,249
Selling, general and administrative	2,930	7,708
Research and development	616	1,697
Amortization of intangibles	383	1,143

Total operating expenses	6,684	19,797

Operating loss	(2,528)	(6,656)
Interest, net	59	69
Minority interest	111	324

Net loss before income taxes	$(2,358)	$(6,263)

          Acsis is a leading provider of software and service solutions that assist manufacturing companies in improving efficiencies throughout the entire supply-chain. Its solutions enable manufacturers to automate plant floor/warehouse operations and take advantage of emerging automated-ID technologies, including radio frequency identification (“RFID”) and barcode.
          Acsis draws from a variety of technologies and service offerings to create a solution that matches the client’s business, budget and IT environment. Solutions range from value-added services for implementing SAPConsole, to the next generation of shop floor process automation and data collection using their Data-Link enterprise solution suite and Line Manager, a scalable appliance “plug and play” solution designed to automate warehouse and manufacturing operations. If requested, Acsis will provide all necessary hardware, consulting services and software to deliver a turnkey data-collection / supply chain solution.

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
          In June 2006, Safeguard acquired additional common shares of Acsis for an aggregate purchase price of $6 million in cash increasing our ownership by 1.2% to 95%. We funded Acsis to support its long-term growth strategy.
          At September 30, 2006, we owned a 95% voting interest in Acsis.
Revenue.
Quarter September 30, 2006 vs. June 30, 2006. Revenue decreased $0.4 million, or 9.3%, in the third quarter of 2006 as compared to the second quarter of 2006. The decline was primarily due to a $0.7 million decrease in hardware sales, partially offset by an increase in consulting revenue. During the quarter, Acsis signed four new license agreements. Hardware sales fluctuate significantly from period to period given the timing of customer orders. Acsis expects revenue to increase modestly for the remainder of the year although license revenue is generally recognized upon delivery, which may cause variability in the timing of revenue.
Operating Expenses.
          Quarter September 30, 2006 vs. June 30, 2006. Operating expenses increased $0.2 million, or 3.3%, in the third quarter of 2006 as compared to the second quarter of 2006. Gross margins increased to 34% for the third quarter of 2006, up from 30% in the second quarter of 2006. The increase is due to the increased utilization of the consulting staff. Selling, general and administrative expense increased for the third quarter of 2006 as compared to the second quarter of 2006 due to severance costs associated with the termination of two employees.
          Research and development expense increased slightly for the third quarter as compared to the second quarter of 2006. Acsis released three new products in June 2006. Acsis expects research and development costs to increase in future periods as it continues to develop new products.
          Acsis anticipates that its net loss in the fourth quarter of 2006 will be consistent with the third quarter of 2006. Acsis anticipates the addition of management resources and new sales and product initiatives during 2006 to assist in growth. As a result of these strategies, Acsis expects continued losses in 2007.

Alliance Consulting
          Alliance Consulting operates on a 52 or 53-week fiscal year, ending on the Saturday closest to the end of the fiscal period. Alliance Consulting’s third quarter ended on September 30, 2006 and October 1, 2005, each a period of 13 weeks, and year-to-date a period of 39 weeks. The financial information presented below does not include the results of operations of Alliance Consulting’s Southwest region business, which is included in discontinued operations for all periods presented. Alliance Consulting completed the sale of that business during the second quarter of 2006, which resulted in a net gain of $1.6 million. For the nine months ended September 30, 2006, the Southwest region business generated $3.1 million of revenue and net income of $1.6 million including the gain on the sale of the business. For the three and nine months ended October 1, 2005, the Southwest region business generated revenue of $2.8 million and $8.0 million, respectively, with net income of $0.3 million and $0.5 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Revenue	$27,527	$20,472	$78,607	$58,578

Operating expenses
Cost of sales	18,863	14,250	55,508	40,596
Selling, general and administrative	7,649	6,399	22,547	18,324
Amortization of intangibles	263	244	750	723

Total operating expenses	26,775	20,893	78,805	59,643

Operating income (loss)	752	(421)	(198)	(1,065)
Other income (loss), net	34	(15)	53	(37)
Interest, net	(219)	(195)	(602)	(530)
Minority interest	(7)	—	(7)	6

Net income (loss) before income taxes	$560	$(631)	$(754)	$(1,626)

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
     At September 30, 2006, we owned 99% of Alliance.

Revenue.
Quarter 2006 vs. 2005. Revenue, including reimbursement of expenses, increased $7.1 million, or 34.5% in 2006 as compared to the prior year period. The Fusion acquisition contributed approximately $3.5 million in revenue. The remaining increase was due to the growth in existing accounts as well as the development of new key accounts; plus the expansion of Alliance Consulting’s Outsourcing, Master Data Management and Global Delivery services. In Outsourcing engagements, Alliance Consulting assumes responsibility for managing a client’s business applications with the goal of improving reliability and performance of those applications while reducing costs. Master Data Management includes business intelligence and data management as well as corporate performance management. Global Delivery is Alliance Consulting’s high quality, lower-priced offshore delivery and support service. Revenue from these services was $7.3 million for the third quarter of 2006 as compared to $6.9 million for the third quarter of 2005.
          Alliance Consulting’s top ten customers accounted for approximately 56% of total revenue in 2006 and approximately 60% of total revenue in 2005. The same two customers each represented more than 10% of total revenue for the three months ended September 30, 2006 and October 1, 2005.
          Alliance Consulting will continue to leverage its Outsourcing, Master Data Management and Global Delivery capabilities to facilitate growth in all of its vertical market sectors. Clients continue to award projects in multiple phases resulting in extended sales cycles and gaps between phases. In addition, Alliance Consulting is continuing to target mid-market pharmaceutical companies which they believe have higher potential for growth in IT spending as opposed to the large pharmaceutical manufacturers. Alliance Consulting must also compete against larger IT services companies with greater resources and more developed offshore delivery organizations. Alliance expects revenue to be affected by general economic uncertainty, increase in overall pricing pressures within the industry, discounts required for long-term engagements and risk associated with large contracts. As a result of these factors, Alliance expects revenue for the remainder of 2006 to be consistent with the third quarter.
Year-to-date 2006 vs. 2005. Revenue, including reimbursement of expenses, increased $20.0 million, or 34.5% in 2006 as compared to the prior year period. This increase was due to growth in existing accounts, the development of new key accounts, the expansion of Alliance Consulting’s Outsourcing, Master Data Management and Global Delivery services and the Fusion acquisition. Revenue from these strategic services was $23.9 million in 2006 as compared to $12.1 million in 2005.
          Alliance Consulting’s top ten customers accounted for approximately 56% of total revenue in 2006 and approximately 59% of total revenue in 2005. Two customers each represented more than 10% of total revenue for 2006; while one of these customers represented more than 10% of total revenue for 2005.
Cost of Sales.
Quarter 2006 vs. 2005. Cost of sales increased $4.6 million, or 32.4% in 2006 as compared to the prior year period. This increase was primarily a result of growth in revenues. Gross margin improved from 30.4% in 2005 to 31.5% in 2006 primarily due to the Fusion acquisition.
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
Year-to-date 2006 vs. 2005. Cost of sales increased $14.9 million, or 36.7% in 2006 as compared to the prior year period. This increase was primarily a result of growth in revenues. Gross margin declined from 30.7% in 2005 to 29.4% in 2006 primarily due to an increase in reimbursable expenses and higher staffing costs due to additional full-time employees, partially offset by the impact of the Fusion acquisition.

Selling, General and Administrative.
Quarter 2006 vs. 2005. Selling, general and administrative expenses increased $1.3 million, or 19.5% in 2006 as compared to the prior year period. Selling, general and administrative expenses were 27.8% of revenue in 2006 as compared to 31.3% of revenue in 2005. The dollar increase was primarily due to $1.0 million from the acquired Fusion business and $0.1 million incremental stock-based compensation costs due to the adoption of SFAS No. 123(R).
     Selling, general and administrative costs are expected to increase as Alliance Consulting’s business continues to grow. As a percentage of revenue, however, costs are expected to decrease as certain costs are not expected to recur. Alliance Consulting also expects to continue realizing benefits from cost savings initiatives and realignment of support and sales positions.
Year-to-date 2006 vs. 2005. Selling, general and administrative expenses increased $4.2 million, or 23.0% in 2006 as compared to the prior year period. Selling, general and administrative expenses were 28.7% of revenue in 2006 as compared to 31.3% of revenue in 2005. The increase in dollars was primarily $1.0 million from Fusion, an increase in variable compensation due to growth in revenues of approximately $1.1 million, a restructuring charge of $0.5 million taken to consolidate multiple facilities within the same market, incremental stock-based compensation charges of approximately $0.5 million due to the adoption of SFAS No. 123(R), and incremental travel costs associated with the growth in revenues. The decrease as a percentage of revenue is due to the company’s fixed costs and benefits from cost savings initiatives. Alliance Consulting expects selling, general and administrative expenses to be stable in dollars and percentage of revenue for the remainder of 2006.
Interest, Net.
Quarter 2006 vs. 2005. Interest expense remained relatively flat in 2006 as compared to 2005, as a result of higher interest rates partially offset by lower outstanding debt balances in 2006.
Year-to-date 2006 vs. 2005. Interest expense increased slightly as compared to the prior year period due to an increase in interest rates.
Net Income (Loss) Before Income Taxes.
Quarter 2006 vs. 2005. Net income of $0.6 million in the third quarter of 2006 improved compared to net loss of $0.6 million in 2005 primarily due to the Fusion acquisition, the increase in revenues and cost savings from prior period restructuring initiatives.
Year-to-date 2006 vs. 2005. Net loss decreased $0.9 million due to the growth in revenues and the Fusion acquisition partially offset by the decline in gross margins, restructuring expenses and incremental stock-based compensation expense due to the adoption of SFAS No. 123(R).
Clarient

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Revenue	$9,122	$4,906	$23,368	$14,122

Operating expenses
Cost of sales	4,978	2,904	12,537	8,088
Selling, general and administrative	6,684	5,194	19,271	14,280
Research and development	1,044	921	3,335	2,567
Amortization of intangibles	54	367	752	1,109

Total operating expenses	12,760	9,386	35,895	26,044

Operating loss	(3,638)	(4,480)	(12,527)	(11,922)
Other loss	(39)	—	(39)	—
Interest, net	(196)	(78)	(372)	(128)
Minority interest	1,685	1,849	5,364	4,809

Net loss before income taxes	$(2,188)	$(2,709)	$(7,574)	$(7,241)

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
          In September 2006, Clarient completed their acquisition of Trestle Holdings, Inc. (“Trestle”) and Trestle Acquisition Corp. (a wholly-owned subsidiary of Trestle). The purchase strategically positions Clarient as a leading provider in the anatomical pathology market integrating image analysis, high-speed scanning capabilities and virtual microscopy into one offering. Complementing Clarient’s current proprietary ACIS® with Trestle’s technology enables Clarient to cover virtually all of the pathology samples needing anatomical laboratory analysis.
          In September 2006, Safeguard acquired additional common shares of Clarient for $3.0 million increasing our ownership to 60%. Clarient used the proceeds to support their acquisition of Trestle Holdings, Inc. (“Trestle”).
          As of September 30, 2006, we owned a 60% voting interest in Clarient.
Revenue.
Quarter 2006 vs. 2005. Revenue increased $4.2 million, or 85.9%, in 2006 as compared to 2005. Revenue from Clarient’s services group increased 162% or $4.9 million from $3.0 million in 2005 to $7.9 million in 2006. This increase resulted from the execution of Clarient’s marketing and sales strategy to increase Clarient’s sales to additional new customers and to enter into new managed care contracts. This increase was also driven in part by increasing the number of available tests being performed that include immunohistochemistry, flow cytometry, and florescent in-situ hybridization (“FISH”).
          Partially offsetting the increase in revenues from the services group is a decline of $0.7 million in the technology group. The change is primarily the result of a decrease in instrument systems revenue from $0.9 million for the third quarter 2005 to $0.6 million for the third quarter 2006 and a decline in per click revenue of $0.4 million from $1.0 million to $0.6 million in the comparable three month period.
Year-to-date 2006 vs. 2005. Revenue increased $9.2 million, or 65.5%, in 2006 as compared to 2005. Revenue from Clarient’s services group increased 162% or $12.2 million from $7.6 million in 2005 to $19.8 million in 2006. The increase resulted from the execution of Clarient marketing and sales strategy to increase Clarient’s sales to additional new customers and to enter into new managed care contracts. This increase was also driven in part by increasing the number of available tests being performed that include immunohistochemistry, flow cytometry, and FISH. Clarient anticipates that diagnostic services revenues will continue to increase throughout the remainder of 2006 as a result of increased revenue from existing customers, with additional penetration of new customers (including managed care providers) by Clarient’s sales force and their offering of a more comprehensive suite of advanced cancer diagnostic tests.
          Partially offsetting the increase in revenues from the services group is a decline of $3.1 million in the technology group. The change was primarily the result of a decrease in instrument systems revenue from $3.3 million in 2005 to $1.3 million in 2006, a decrease of 61%, and a decline in per click revenue of $1.5 million from $3.3 million to $1.8 million in the comparable nine month period, a decrease of 45%. The decline was partially offset by an increase in development revenue in the third quarter of 2006 of $0.4 million compared to no development revenue in the same period of 2005. Clarient expects technology group revenue will increase for the remainder of 2006 as a result of the sale of systems through the Dako distribution agreement, particularly from development fees earned through milestone payments under the Dako development agreement and the planned launch of ACIS® III in the fourth quarter of 2006.
Cost of Sales.
Quarter 2006 vs. 2005. Cost of sales increased $2.1 million, or 71.4%, in 2006 as compared to 2005. Cost of revenue for the services group in 2006 was $4.4 million compared to $2.3 million in 2005. Gross margin for Clarient’s services group in 2006 was 45%, compared to 23% in 2005. The improvement in gross margin in the second quarter of 2006 was attributable to achieving economies of scale in Clarient’s diagnostics laboratory operations.
          Cost of sales in the technology group remained constant. Gross margins for Clarient’s technology group were 53% in 2006 compared to 70% in 2005. This decrease in gross margin was a result of lower than expected sales volume combined with the anticipated lower per system sales price as Clarient moved to their distributor sales arrangement with Dako.
Year-to-date 2006 vs. 2005. Cost of sales increased $4.4 million, or 55.0%, in 2006 as compared to 2005. Cost of revenue for the services group in 2006 was $11.1 million compared to $6.2 million in 2005, an increase of 79%. Gross margin for Clarient’s services group for 2006 was 44%, compared to 18% in 2005. The increase in gross margin in 2006 was attributable to achieving economies of scale in Clarient’s diagnostics laboratory operations. Clarient anticipates similar gross margin results throughout 2006.
          Partially offsetting the increase in cost of sales in the services group was a $0.4 million decline in cost of sales in the technology group. Gross margins for Clarient’s technology group were 61% in 2006 and 72% in 2005. Clarient attributes the decrease in gross margin to a result of lower than expected sales volume combined with anticipated lower per system sales price as they moved to their distributor sales a agreement with Dako.
Selling, General and Administrative.
Quarter 2006 vs. 2005. Selling, general and administrative expenses increased $1.5 million, or 28.7%, in 2006 as compared to 2005. Expenses related to both selling, general and administrative and diagnostic services administration are included in this category. Selling, general and administrative expenses for 2006 increased approximately $0.7 million, or 19%, to $4.4 million compared to $3.7 million for the comparable period in 2005. As a percent of revenues, these costs declined from 76% in 2005 to 48% in 2006. The increase in expenses in the current quarter was primarily due to increases in rent expense related to Clarient’s new facility, increases in selling expenses to support the growing diagnostics services business and the implementation of SFAS No. 123(R).
          Also contributing to the overall increase in selling, general and administrative expenses was diagnostic services administration expenses which were $2.3 million in 2006 compared to $1.6 million in 2005, an increase of 46%. The increase was primarily due to higher collection costs due to the increase in services group revenues.
Year-to-date 2006 vs. 2005. Selling, general and administrative expenses increased $5.0 million, or 35.0%, in 2006 as compared to 2005. Expenses related to both selling, general and administrative and diagnostic services administration are included in this category. Selling, general and administrative expenses for 2006 increased approximately $3.0 million, or 30% to $12.8 million compared to $9.8 million for the comparable period in 2005. As a percent of revenues, these costs decreased from 70% in 2005 to 55% in 2006. The increase in expenses in 2006 was primarily due to increases in rent expense related to Clarient’s new facility, increases in selling expenses to support the growing diagnostics services business, higher stock-based compensation expense due to the implementation of SFAS No. 123(R) and relocation and recruiting expenses. Clarient expects sales expenses to support their growing diagnostics services business will continue to grow throughout the remainder of 2006, and expect general and administrative expenses to decline as a percentage of revenues as their infrastructure costs stabilize.
          Also contributing to the overall increase in selling, general and administrative expenses was diagnostic services administration expenses which were $6.4 million in 2006 compared to $4.5 million in 2005. The increase was primarily due to higher collection costs due to an increase in services group revenue for the period, and the addition of medical and administrative staff to support this rapidly growing segment of Clarient’s business. These costs are expected to continue to increase for the remainder of 2006, relative to the prior period, because of higher collection costs on an anticipated, continued increase in services group revenue.
Research and Development.
Quarter 2006 vs. 2005. Research and development expenses increased $0.1 million, or 13.4%, in 2006 as compared to 2005. This increase was primarily attributable to personnel and consultants supporting the development activity under Clarient’s agreement with Dako. While development expenses are higher, Clarient earns development fees under the terms of its distribution and development agreement with Dako which are recognized in revenue. These development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS® and increase the utility of the ACIS® as a tool for researchers, are important to increasing clinical system test volume, expanding the number of clinical system placements and increasing research systems sales.
Year-to-date 2006 vs. 2005. Research and development expenses increased $0.8 million, or 29.9%, in 2006 as compared to 2005. This increase was primarily attributable to personnel and consultants supporting the development activity under Clarient’s agreement with Dako. While development expenses are higher, Clarient earns development fees under the terms of our distribution and development agreement with Dako which are recognized in revenue. These development activities, which are intended to produce features that could expand the volume of clinical tests supported by ACIS® and increase the utility of the ACIS® as a tool for researchers, are important to increasing clinical system test volume, expanding the number of clinical system placements and increasing research systems sales. Clarient expects development expenses to continue at similar levels until completion of ACIS III®, which it expects to launch in the fourth quarter of 2006.
Net Loss Before Income Taxes.
Quarter 2006 vs. 2005. Net loss declined $0.5 million, or19.2%, in 2006 as compared to 2005. The improvement is related to increases in revenue and improved gross margin in the services group, partially offset by increases in selling, general and administrative expenses and research and development expenses.
Year-to-date 2006 vs. 2005. Net loss increased $0.3 million, or 4.6%, in 2006 as compared to 2005. The increase is primarily attributable to higher selling, general and administrative expenses and research and development expenses, partially offset by improved gross margin in the services group in 2006.

Laureate Pharma
     The financial information presented below does not include the results of operations of the Totowa facility, which was sold in December 2005 and are included in discontinued operations in 2005. For the three and nine months ended September 30, 2005, the Totowa operation generated revenue of $1.0 million and $2.4 million and a net loss of $0.5 million and $2.0 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Revenue	$2,218	$1,135	$6,864	$6,151

Operating expenses
Cost of sales	3,795	3,121	10,712	10,581
Selling, general and administrative	1,158	1,031	3,609	2,978

Total operating expenses	4,953	4,152	14,321	13,559

Operating loss	(2,735)	(3,017)	(7,457)	(7,408)
Interest, net	(181)	(112)	(423)	(255)

Net loss before income taxes	$(2,916)	$(3,129)	$(7,880)	$(7,663)

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
     As of September 30, 2006, we owned a 100% voting interest in Laureate Pharma.
Revenue.
Quarter 2006 vs. 2005. Revenue increased $1.1 million, or 95.4%, in 2006 as compared to 2005. The increase in revenue is primarily related to new client contracts signed in 2006. Laureate signed five new contracts and received five purchase orders to begin work on new contracts during the third quarter.
Year-to-date 2006 vs. 2005. Revenue increased $0.7 million, or 11.6%, in 2006 as compared to 2005. The increase in revenue is primarily related to new client contracts. With new contracts signed in 2006 and additional purchase orders received, Laureate Pharma expects a significant increase in revenues for the fourth quarter of 2006.

Cost of Sales.
Quarter 2006 vs. 2005. Cost of sales increased $0.7 million, or 21.6%, in 2006 as compared to 2005. The increase is primarily related to increased staffing and related facility expenses to support future revenue growth.
Year-to-date 2006 vs. 2005. Cost of sales increased $0.1 million, or 1.2%, in 2006 as compared to 2005. The increase is related to materials and associated costs to support increased revenues. Laureate expects costs of sales to continue to increase for the remainder of 2006 relative to the expected increase in revenues in the fourth quarter of 2006 and margins are expected to improve as Laureate reaches scale.
Selling, General and Administrative.
Quarter 2006 vs. 2005. Selling, general and administrative expenses increased $0.1 million, or 12.3%, in 2006 as compared to 2005. The increase is primarily related to increased staffing.
Year-to-date 2006 vs. 2005. Selling, general and administrative expenses increased $0.6 million, or 21.2%, in 2006 as compared to 2005. The increase is related to increased staffing of $0.4 million, marketing expenses of $0.1 million and stock-based compensation of $0.1 million. Selling, general and administrative expense is expected to remain relatively constant for the remainder of 2006 except for variable compensation related to increased sales.
Net Loss Before Income Taxes.
Quarter 2006 vs. 2005. Net loss decreased $0.2 million, or 6.8%, in 2006 as compared to 2005. The improvement is primarily attributable to higher revenue in 2006, partially offset by increased selling, general and administrative expenses.
Year-to-date 2006 vs. 2005. Net loss increased $0.2 million, or 2.8%, in 2006 as compared to 2005. The increase is primarily related to higher revenue in 2006, partially offset by increased manufacturing costs, higher selling, general and administrative expense and higher interest expense on increased borrowing.
Pacific Title

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Revenue	$7,585	$7,520	$22,738	$24,292

Operating expenses
Cost of sales	5,438	5,349	16,491	15,899
Selling, general and administrative	1,128	1,555	4,295	4,562

Total operating expenses	6,566	6,904	20,786	20,461

Operating income	1,019	616	1,952	3,831
Other income (loss), net	1	—	(1)	362
Interest, net	—	(22)	—	(36)
Minority interest	—	—	—	(115)

Net income before income taxes	$1,020	$594	$1,951	$4,042

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
     As of September 30, 2006, we owned a 100% voting interest in Pacific Title.

Revenue.
Quarter 2006 vs. 2005. Revenue increased $0.1 million, or 0.9% in 2006 as compared to 2005. The increase was attributable to increased revenues of $0.8 million from two newer lines of business, partially offset by a decline in trailer revenue of $0.6 million.
Year-to-date 2006 vs. 2005. Revenue decreased to $1.6 million, or 6.4% in 2006 as compared to 2005. The decline is primarily attributable to a decline in trailer revenue, visual effects and scanning and recording (aggregate decline $4.4 million.) Offsetting the declines were increased revenues from two newer lines of business, digital intermediate and YCM of 3.2 million. Revenue for the remainder of the year is expected to be consistent with the first three quarters.
Cost of Sales.
Quarter 2006 vs. 2005. Cost of Sales increased $0.1 million, or 1.7% in 2006 as compared to 2005. The increase is primarily related to increases in film and outside lab expenses for the digital intermediate and YCM archiving of $0.2 million and $0.1 million, respectively, partially offset by the $0.2 million decline in employee costs due to staff reductions.
Year-to-date 2006 vs. 2005. Cost of Sales increased $0.6 million, or 3.7% in 2006 as compared to 2005. The increase is attributable to an increase in employee costs of $0.7 million, and an increase of $0.3 million in other operating costs. Also, increased film and lab services expense of $0.3 million is due to increased digital intermediate and YCM archiving revenue. Partially offsetting the increase were declines in equipment leasing expenses of $0.4 million and taxes and licenses expenses of $0.2 million, primarily related to a successful appeal of property taxes assessed in 2005.
Selling, General and Administrative.
Quarter 2006 vs. 2005. Selling, general and administrative expense decreased $0.4 million, or 27.5% in 2006 as compared to 2005. The decrease is attributable to a reduction of accrued management incentive bonuses, and lower amortization expense from deferred stock units (DSU’s) in 2005 with no expense in the current quarter. Partially offsetting the decline was an increase in salaries and benefits of $0.1 million due to increased staffing, higher commissions and benefit expenses.
Year-to-date 2006 vs. 2005. Selling General and Administrative expenses decreased by $0.3 million, or 5.9% in 2006 as compared to 2005. Reduced management incentive bonuses and lower DSU amortization expense accounted for $0.2 million and $0.3 million, respectively. Selling, general and administrative expenses are expected to remain constant for the remainder of the year.
Net Income.
Quarter 2006 vs. 2005. Net income increased $0.4 million, or 71.7% in 2006 as compared to 2005 due to the increases in revenue and decreases in administrative expenses.
Year-to-date 2006 vs. 2005. Net income decreased $2.1 million, or 51.7% in 2006 as compared to 2005 due to the decreases in revenue and increased cost of sales, partially offset by the decrease in administrative expenses.
Other Companies

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Other income (loss), net	$(235)	$926	$385	$825
Equity loss	(1,910)	(621)	(2,180)	(6,026)

Net income (loss) before income taxes	$(2,145)	$305	$(1,795)	$(5,201)

Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Gain on sale of companies and funds, net	$—	$1,031	$1,181	$1,313
Loss on trading securities	(235)	(11)	(767)	(229)
Impairment charges	—	(125)	—	(325)
Other	—	31	(29)	66

	$(235)	$926	$385	$825

          Gain on sale of companies and funds of $1.2 million for the nine months ended September 30, 2006 primarily relates to the sale of a cost method investment whose carrying value was zero. Gain on sale of companies and funds of $1.0 million and $1.3 million for the three and nine months ended September 30, 2005 reflects a gain on distribution of stock from a private equity fund.
          Loss on trading securities in 2006 primarily reflects the adjustment to fair value of our holdings in Traffic.com, which are classified as trading securities following their initial public offering in January 2006. Loss on trading securities in 2005 reflects the adjustment to fair value of our holdings in Arbinet-thexchange.
Equity Income (Loss). Equity income (loss) fluctuates with the number of partner companies and funds accounted for under the equity method, our voting ownership percentage in these partner companies and funds and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity investee or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of the equity method partner companies on a quarter lag.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Share of equity method companies’ results of operations	$(1,823)	$(868)	$(1,823)	$(2,205)
Share of private equity funds’ results of operations	(87)	247	(357)	(3,821)

	$(1,910)	$(621)	$(2,180)	$(6,026)

          During the third quarter of 2006, we acquired interests in three new partner companies accounted for under the equity method, NuPathe, Portico Systems and Rubicor Medical. Included in equity loss for the three and nine months ended September 30, 2006, was expenses of $1.8 million associated with acquired in-process research and development related to our acquisitions of Rubicor Medical and NuPathe. New holdings in revenue stage companies are expected to lead to larger equity losses until those companies reach scale and achieve profitability.
          During 2005, we restructured our ownership interest in four private equity funds from a general partner to a special limited partner interest. As a result of the change, we have virtually no influence over these funds; therefore, effective April 1, 2005, we began accounting for these funds on the cost method. In December 2005, we sold most of our holdings in certain private equity funds. These private equity funds accounted for $1.5 million of equity loss in the nine months ended September 30, 2005, respectively. We expect that equity loss related to our holdings in private equity funds will be lower for the remainder of 2006 as compared to the comparable period of 2005 as a result of the sales of a majority of our holdings in the private equity funds in 2005, as well as the possible sale of our remaining holdings in private equity funds.

Corporate Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
General and administrative costs, net	$(4,348)	$(4,363)	$(13,032)	$(12,430)
Stock-based compensation	(702)	(292)	(2,962)	(744)
Interest income	1,309	1,346	4,346	3,546
Interest expense	(1,150)	(1,235)	(3,554)	(3,682)
Impairment — related party	—	—	—	(260)
Other	3,316	77	4,573	1,086

	$(1,575)	$(4,467)	$(10,629)	$(12,484)

          General and Administrative Costs, Net. Our general and administrative expenses consist primarily of employee compensation, insurance, professional fees such as legal, accounting and consulting, and travel-related costs. General and administrative costs remained constant for the three months ended September 30, 2006 as compared to 2005 and increased $0.6 million for the nine months ended September 30, 2006 as compared to 2005. The increase relates to a $1.1 million increase in employee costs due to new hires to support Safeguard’s long-term strategy, partially offset by a $0.7 million decline in insurance expense.
          We expect full year corporate general and administrative expenses to continue to be slightly higher in 2006 as compared to the prior year.
          Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. The increases of $0.4 million and $2.2 million for the three and nine months ended September 30, 2006, respectively as compared to the prior year periods are primarily attributable to the adoption of SFAS No. 123(R) on January 1, 2006. Prior to the adoption of SFAS 123(R) the Company recognized expense related to restricted stock and deferred stock units but not stock options. Stock-based compensation expense in the three and nine months ended September 30, 2006 includes $0.3 million and $1.7 million related to market-based awards and $0.3 million and $1.1 million related to service-based awards, respectively. Stock based compensation expense related to corporate operations is included in Selling, general and administrative in the Consolidated Statements of Operations.
          Interest Income. Interest income includes all interest earned on available cash balances as well as any interest income associated with any outstanding notes receivable to Safeguard. Interest income remained constant for the three months ended September 30, 2006. Interest income increased $0.8 million for the nine months ended September 30, 2006 as compared to 2005. The net interest is attributable to higher interest rates partially offset by lower invested cash balances in 2006 as compared to 2005.
          Interest Expense. Interest expense is primarily related to our 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense did not change significantly for the three and nine months of 2006 as compared to 2005.
          Impairment —Related Party. In May 2001, we entered into a loan agreement with Mr. Musser, our former CEO. We recorded impairment charges of $0.3 million for the nine months ended September 30, 2005 to write down the note to the estimated value of the collateral that we held at that time.
          Other. Included in the three months ended September 30, 2006 is a net gain of $3.2 million on the repurchase of $16 million of face value of the 2024 Debentures. Included in the nine months ended September 30, 2006 is a net gain of $4.3 million on the repurchase of $21 million of face value of the 2024 Debentures. Included in this category in 2005 is $0.9 million related to the sale of certain property.
Income Tax (Expense) Benefit
          Our consolidated net income tax expense recorded for the three months ended September 30, 2006, was $0.1 million and the income tax benefit recorded for the nine months ended September 30, 2006 was $1.1 million. We recognized tax expense of $0.1 million in the three months ended September 30, 2006 related to our share of net state tax expenses recorded by subsidiaries. We recognized a $1.3 million tax benefit in the nine months ended September 30, 2006 related to uncertain tax positions for which the statute of limitations expired during the period in the applicable tax jurisdictions. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the net operating loss benefit that would have been recognized in 2006 was offset by a valuation allowance.
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
          As of September 30, 2006, at the parent company level, we had $38.0 million of cash and cash equivalents and $29.4 million of marketable securities for a total of $67.4 million. In addition to the amounts above, we have $9.5 million of marketable securities in escrow associated with our interest payments due on the 2024 Debentures through March 2009 and our consolidated subsidiaries had cash and cash equivalents of $11.2 million.
          Proceeds from sales of and distributions from companies and funds were $1.5 million for the nine months ended September 30, 2006 and $4.5 million and $5.0 million, respectively, for the three and nine months ended September 30, 2005.
          In May 2006, we renewed our revolving credit facility that provides for borrowings, issuances of letters of credit and guarantees of up to $55 million. Borrowing availability under the facility is reduced by the amounts outstanding for Safeguard borrowings and letters of credit and amounts guaranteed under partner company facilities maintained with that same lender. This credit facility matures in May 2007 and bears interest at the prime rate (8.25% at September 30, 2006) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.0125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times Safeguard borrowings and letters of credit and amounts borrowed by partner companies under the guaranteed portion of the partner company facilities maintained at the same bank. This facility provides us flexibility to implement our strategy and support our companies.
          Availability under our revolving credit facility at September 30, 2006 is as follows (in thousands):

	Revolving Credit	Letters of Credit	Total
Size of facility	$48,664	$6,336	$55,000
Subsidiary facilities at same bank (a)	(28,000)	—	(28,000)
Outstanding letter of credit (b)	—	(6,336)	(6,336)

Amount Available at September 30, 2006	$20,664	$—	$20,644

(a)	Our ability to borrow under our credit facility is limited by the amounts outstanding for Safeguard borrowings and letters of credit and amounts guaranteed under partner company facilities maintained at the same bank. Of the total facilities, $26.6 million is outstanding under these facilities at September 30, 2006 and included as debt on the Consolidated Balance Sheet.

(b)	In connection with the sale of CompuCom, we provided to the landlord of CompuCom’s Dallas headquarters lease, a letter of credit, which will expire on March 19, 2019, in an amount equal to $6.3 million.

          Additionally, we have committed capital of approximately $6.5 million, including a conditional commitment to a partner company for additional funding of $3.0 million and commitments made in prior years to various private equity funds. These commitments will be funded over the next several years, including approximately $5.0 million which is expected to be funded in the next twelve months. We do not intend to commit new investments in additional private equity funds and may seek to reduce our current ownership interests in, and our existing commitments to the funds in which we hold interests.
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
          In May 2001, we entered into a loan agreement with Mr. Musser, our former Chairman and Chief Executive Officer. To date we have recognized net impairment charges against the loan of $15.4 million, to the estimated value of the collateral that we held at each respective date. The carrying value of the loan at September 30, 2006 is $0.4 million. Since 2001, we have received a total of $15.2 million in cash paydowns on the loan. We continue to use reasonable commercial efforts to collect Mr. Musser’s outstanding loan obligation. These efforts have included and may, in the future include, the sale of existing collateral, obtaining and selling additional collateral, litigation and a negotiated resolution.
          We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for further distribution to the fund’s limited partners (the “clawback”). Assuming for these purposes only that the funds were liquidated or dissolved on September 30, 2006 and, the only distributions from the funds were equal to the carrying value of the funds on the September 30, 2006 financial statements, the maximum clawback we would be required to return for our general partner interest is $8 million. Management estimates its liability to be approximately $6 million, which is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.
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
          We have outstanding $129 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on the 2024 Debentures is payable semi-annually. At the note holders’ option, the notes are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the notes at September 30, 2006 was $7.2174 of principal amount per share. The closing price of our common stock on September 30, 2006 was $1.96. The note holders may require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. The note holders may also require repurchase of the notes upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the 2024 Debentures commencing March 20, 2009. During the first quarter of 2006, we repurchased $5 million of face value of the 2024 Debentures for $3.8 million. During the third quarter of 2006, we repurchased $16 million of face value of the 2024 Debentures for $12.6 million. We may use up to an additional $3.6 million to repurchase additional 2024 Debentures.
          In October 2006, we completed the sale of our interest in Mantas through a merger of Mantas into a wholly-owned US subsidiary of i-flex® Solutions (“i-flex”), for net cash proceeds of approximately $113 million, including $19 million to be held in escrow.
          For reasons we have discussed, we believe our cash and cash equivalents at September 30, 2006 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for the next twelve months, including commitments to our existing companies and funds, our current operating plan to acquire interests in new partner companies and our general corporate requirements.

     Consolidated Subsidiaries
          Most of our consolidated subsidiaries incurred losses in 2005 and the first nine months of 2006 and may need additional capital to fund their operations. From time-to-time, some or all of our consolidated subsidiaries may require additional debt or equity financing or credit support from us to fund planned expansion activities. If we decide not to provide sufficient capital resources to allow them to reach a positive cash flow position and they are unable to raise capital from outside resources, they may need to scale back their operations. If Alliance Consulting, Clarient and Pacific Title meet their business plans for 2006 and the related milestones established by us, we believe they will have sufficient cash or availability under established lines of credit to fund their operations for at least the next twelve months. We expect Laureate Pharma will require additional capital during the remainder of 2006 and 2007 to fund their business plan, including their capital expansion program. In June 2006, we provided $6.0 million in funding to Acsis to support development of its new products, which when combined with their availability under the line of credit of $4.5 million, which was renewed in August 2006, we believe will provide them with sufficient cash to fund their long-term growth strategies.
          Consolidated subsidiaries have outstanding facilities that provide for aggregate borrowings of up to $44.5 million. These facilities contain financial and non-financial covenants and expire at various points in the first quarter of 2007, with the exception of Acsis’ debt facility, which was renewed in August 2006 and expires in 2008.
          As of September 30, 2006, outstanding borrowings under these facilities were $26.6 million.
          In September 2006, Clarient entered into a $5 million senior secured revolving credit agreement. Borrowing availability under the agreement is based on the level of their qualified accounts receivable, less certain reserves. The agreement has a two-year term and bears interest at variable rates based on the lower of LIBOR plus 3.25% or the prime rate plus 0.5%. As of September 30, 2006, Clarient borrowed $1.0 million and had approximately $2.0 million available under this facility.
          Clarient also entered into a Master Purchase Agreement pursuant to which it sold Automated Cellular Imaging System (ACIS®) cost-per-test units that were previously leased to customers for a gross amount of $2.3 million in the first quarter of 2006 and an additional $0.4 million in the third quarter of 2006.
     Analysis of Parent Company Cash Flows
          Cash flow activity for the Parent Company was as follows:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Net cash used in operating activities	$(12,326)	$(14,876)
Net cash used in investing activities	(43,169)	(19,330)
Net cash used in financing activities	(14,761)	—

	$(70,256)	$(34,206)

Cash Used In Operating Activities
2006 vs. 2005. Net cash used in operating activities decreased $2.6 million in 2006 as compared to 2005. The decline is primarily attributable to reduced net loss in 2006 as compared to 2005.
Cash Used In Investing Activities
          Cash used in investing activities primarily reflects the acquisition of ownership interests in companies from third parties, partially offset by proceeds from the sales of non-strategic assets and private equity funds.
2006 vs. 2005. Net cash used in investing activities increased $23.8 million in 2006 as compared to 2005. The increase is primarily attributable to a $37.5 million increase in acquisitions of ownership interests in companies, funds and subsidiaries. Partially offsetting the overall change is a net decrease in restricted cash and marketable securities.
Cash Used in Financing Activities

2006 vs. 2005. Net cash used in financing activities increased $14.8 million in 2006 as compared to 2005. The increase is primarily attributable to the $16.2 million of cash used to repurchase $21 million of face value of the 2024 Debentures.
Consolidated Working Capital
          Consolidated working capital decreased to $66 million at September 30, 2006 compared to $147 million at December 31, 2005. The decrease is primarily attributable to cash expended on new and follow-on holdings as well as to fund continuing operations.
Analysis of Consolidated Company Cash Flows
          Cash flow activity was as follows:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Net cash used in operating activities	$(25,839)	$(15,972)
Net cash used in investing activities	(46,453)	(26,904)
Net cash (used in) provided by financing activities	(3,687)	331

	$(75,979)	$(42,545)

Cash Used In Operating Activities
2006 vs. 2005. Net cash used in operating activities increased $9.9 million in 2006 as compared to 2005. The increase is primarily attributable to working capital changes partially offset by improved results at partner companies.
Cash Used In Investing Activities
2006 vs. 2005. Net cash used in investing activities increased $19.5 million in 2006 as compared to 2005. The increase is primarily related to a $31.5 million increase in acquisitions of ownership interests in companies, funds and subsidiaries. Also contributing to the increase is $6.7 million increase in capital expenditures, partially offset by a $20.3 million net decrease in restricted cash and marketable securities.
Cash (Used In) Provided by Financing Activities
2006 vs. 2005. Cash used in financing activities increased $4.0 million in 2006 as compared to 2005. The increase is primarily attributable to the $16.2 million of cash used to repurchase $21 million of face value of the 2024 Debentures. Partially offsetting the overall change is an increase of $10.1 million of net borrowings on revolving credit facilities.

Contractual Cash Obligations and Other Commercial Commitments
          The following table summarizes our contractual obligations and other commercial commitments as of September 30, 2006 by period due or expiration of the commitment.

	Payments Due by Period
		Rest of	2007 and	2009 and	Due after
	Total	2006	2008	2010	2010
	(in millions)
Contractual Cash Obligations
Lines of credit (a)	$24.4	$1.0	$23.4	$—	$—
Long-term debt (a)	5.5	0.5	3.7	1.3	—
Capital leases	4.2	0.5	3.2	0.5	—
Convertible senior debentures (b)	129.0	—	—	—	129.0
Operating leases	26.1	1.5	11.0	5.7	7.9
Funding commitments (c)	6.5	0.5	5.7	0.3	—
Potential clawback liabilities (d)	6.0	—	1.1	—	4.9
Other long-term obligations (e)	3.5	0.2	1.6	1.6	0.1

Total Contractual Cash Obligations	$205.2	$4.2	$49.7	$9.4	$141.9

	Amount of Commitment Expiration by Period
		Rest of	2007 and	2009 and	Due after
	Total	2006	2008	2010	2010
	(in millions)
Other Commitments Letters of credit (f)	$9.4	$3.1	$—	$—	$6.3

(a)	We have various forms of debt including lines of credit and term loans. Of our total outstanding guarantees of $36.5 million, $26.6 million of outstanding debt associated with the guarantees is included on the Consolidated Balance Sheets at September 30, 2006. The remaining $9.9 million is not reflected on the Consolidated Balance Sheets or in the above table.

(b)	In February 2004, we completed the issuance of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. During the first and third quarters of 2006, we repurchased $5 million and $16 million of the face value of the 2024 Debentures for $3.8 million and $12.6 million in cash respectively.

(c)	These amounts include funding commitments to private equity funds and private companies. The amounts have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management. Also included is our $3.0 million conditional commitment to provide a partner company with additional funding.

(d)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for a further distribution to the fund’s limited partners (the “clawback”). Assuming the funds were liquidated or dissolved on September 30, 2006 and the only value provided by the funds was the carrying values represented on the September 30, 2006 financial statements, the maximum clawback we would be required to return is $8 million. Management estimates its liability to be approximately $6 million. This amount is reflected in “Other Long-Term Liabilities” on the Consolidated Balance Sheets.

(e)	Reflects the amounts payable to our former Chairman and CEO under a consulting contract.

(f)	Letters of credit include a $6.3 million letter of credit provided to the landlord of CompuCom’s Dallas headquarters lease in connection with the sale of CompuCom; and $3.1 million letters of credit issued by subsidiaries supporting their office leases.
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
          Our consolidated financial results may also vary significantly based upon the partner companies that are included in our financial statements. For example:
▪	For the three and nine months ended September 30, 2006, we consolidated the results of operations of Acsis, Alliance Consulting, Clarient, Laureate Pharma, and Pacific Title.

▪	In December 2005, we completed the purchase of Acsis and we have consolidated the results of operations of the acquired business from the date of the transaction.

▪	In October 2006, we sold our ownership interest in Mantas (whose operations are now reflected in Discontinued Operations for all periods presented).
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
          Fluctuations in the market price of the common stock of our publicly traded partner companies are likely to affect the price of our common stock. The market price of our publicly traded partner companies’ common stock has been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. The aggregate market value of our interests in our publicly-traded partner companies at September 30, 2006 (Clarient (Nasdaq: CLRT), eMerge Interactive (Nasdaq: EMRG) and Traffic.com (Nasdaq: TRFC)) was approximately $38 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in partner companies, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities. Based on closing market prices at September 30, 2006, the fair market value of our holdings in public securities was approximately $38 million. A 20% decrease in equity prices would result in an approximate $7.5 million decrease in the fair value of our publicly traded securities. At September 30, 2006, the value of the collateral securing the Musser loan included $0.6 million of publicly traded securities. A 20% decrease in the fair value of these securities would result in a decline in value of approximately $0.1 million.
          In February 2004, we completed the issuance of $150 million of fixed rate notes with a stated maturity of March 2024. In 2006, we repurchased a total of $21 million face value of the 2024 Debentures. Interest payments of approximately

$1.7 million are due March and September of each year. The holders of the 2024 Debentures may require repurchase of the notes on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. On October 8, 2004, we utilized approximately $16.7 million of the proceeds from the CompuCom sale to escrow interest payments due through March 15, 2009.

					Fair
	Remainder				Market
	of			After	Value
Liabilities	2006	2007	2008	2008	at 9/30/06
Convertible Senior Notes due by year (in millions)	—	—	—	$129.0	$98.5
Fixed Interest Rate	2.625%	2.625%	2.625%	2.625%	2.625%
Interest Expense (in millions)	$3.7	$3.4	$3.4	$54.9	N/A
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
          Our consolidated financial results may also vary significantly based upon the partner companies that are included in our financial statements. For example:
▪	For the three and nine months ended September 30, 2006, we consolidated the results of operations of Acsis, Alliance Consulting, Clarient, Laureate Pharma, and Pacific Title.

▪	In December 2005, we completed the purchase of Acsis and we have consolidated the results of operations of the acquired business from the date of the transaction.

▪	In October 2006, we sold our ownership interest in Mantas (whose operations are now reflected in Discontinued Operations for all periods presented).
Fluctuations in the price of the common stock of our publicly traded partner companies may affect the price of our common stock.
          Fluctuations in the market price of the common stock of our publicly traded partner companies are likely to affect the price of our common stock. The market price of our publicly traded partner companies’ common stock has been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. The aggregate market value of our interests in our publicly-traded partner companies at September 30, 2006 (Clarient (Nasdaq: CLRT), eMerge Interactive (Nasdaq: EMRG) and Traffic.com (Nasdaq: TRFC)) was approximately $38 million.
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

Incorporated Filing
Reference
Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number
10.1	Agreement and Plan of Merger, dated as of August 14, 2006, among Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard 2001 Capital, L.P., SRA Ventures, LLC, SRA International, Inc., Systems Research and Application Corporation, Mantas, Inc., i-flex solutions, ltd., i-flex America, inc. and Mandarin Acquisition Corp.	Form 8-K 8/15/06	99.2

10.2 †	Fifth Amendment dated as of August 2, 2006 to Loan and Security Agreement dated as of December 1, 2004, by and between Comerica Bank and Laureate Pharma, Inc.	—	—

31.1 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2 †	Certification of Christopher J. Davis pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2 †	Certification of Christopher J. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

Date: November 2, 2006	PETER J. BONI Peter J. Boni
President and Chief Executive Officer

Date: November 2, 2006	CHRISTOPHER J. DAVIS

Christopher J. Davis
Executive Vice President and Chief Administrative and Financial Officer