Form 10-K
period 2006-12-31
SAFEGUARD SCIENTIFICS INC
filed 2007-03-27
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
Commission File Number 1-5620
Safeguard Scientifics, Inc.
(Exact name of Registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-1609753 (I.R.S. Employer ID No.)

435 Devon Park Drive Building 800 Wayne, PA (Address of principal executive offices)	19087 (Zip Code)
(610) 293-0600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock ($.10 par value)	New York Stock Exchange
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
Yes ☐       No ☑
     As of June 30, 2006, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $257,629,375 based on the closing sale price as reported on the New York Stock Exchange.
     The number of shares outstanding of the Registrant’s Common Stock, as of March 22, 2007 was 120,771,313.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

SAFEGUARD SCIENTIFICS, INC.
FORM 10-K
DECEMBER 31, 2006

	PART I

Item 1.	Business	3
Item 1A.	Risk Factors	21
Item 2.	Properties	27
Item 3.	Legal Proceedings	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Annex to Part I	Executive Officers of the Registrant	28

	PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
Item 6.	Selected Consolidated Financial Data	31
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	61
Item 8.	Financial Statements and Supplementary Data	62
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	111
Item 9A.	Controls and Procedures	111
Item 9B.	Other Information	111

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	112
Item 11.	Executive Compensation	112
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	112
Item 13.	Certain Relationships and Related Transactions, and Director Independence	114
Item 14.	Principal Accountant Fees and Services	114

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	115
Stock Option Grant Certificate issued to Stephen Zarrilli dated December 15, 2006
Restricted Stock Grant Agreement issued to John A. Loftus dated December 15, 2006
Form of Directors' stock option grant certificate as of February 21, 2007
Compensation Summary - Non-employee Directors
Agreement dated December 14, 2006 between Safeguard Scientifics, Inc. and Christopher J. Davis
Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of December 15, 2006
Eighth Amendment to Loan Agreement by and between Comercia Bank, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware) Inc.
Amended and Restated Loan Agreement for $15 million by and among Comercia Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.
Amended and Restated Loan Agreement for $5 million by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.
Affirmation of Guaranty by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.
Sixth Amendment dated as of February 28, 2007 to Loan and Security Agreement dated as of December 1, 2004, by and between Comerica Bank and Laureate Pharma, Inc.
Amendment and Affirmation of Guaranty dated February 28, 2007 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.
Deficiency Guaranty dated February 28, 2007 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.
Code of Business Conduct and Ethics
List of Subsidiaries
Consent of Independent Registered Public Accounting Firm - KPMG
Certification of Peter J. Boni pursuant to Rules 13a-15(c) and 15d-15(e) of the Securities Exchange Act of 1934
Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934
Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350
Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350

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
Item 1. Business
Business Overview
     Safeguard’s charter is to build value in growth-stage technology and life sciences businesses. We provide growth capital as well as a range of strategic, operational and management resources to our partner companies. Safeguard participates in expansion financings, carve-outs, management buy-outs, recapitalizations, industry consolidations and early-stage financings. Our vision is to be the preferred catalyst for creating great technology and life sciences companies.
     We strive to create long-term value for our shareholders through building value in our partner companies. We help our partner companies in their efforts to increase market penetration, grow revenue and improve cash flow in order to create long-term value. We concentrate on companies that operate in two categories:
     Technology — including companies focused on providing software as a service (SaaS), technology-enabled services and vertical software solutions for analytics, enterprise application, infrastructure, security and communication; and
     Life Sciences — including companies focused on medical devices, molecular diagnostics, drug delivery and specialty pharmaceuticals.
     In 2006, our management team set forth five strategic objectives:
•	Reposition Safeguard from an operating company to a holding company;

•	Time the acquisition and disposition of partner companies to achieve maximum risk-adjusted value;

•	Ignite our deal machinery process, from sourcing partner company candidates through completing transactions;

•	Augment our organization, both internally and externally, so that we can achieve our goals; and

•	Execute these objectives boldly, with focused effort.

     As a result of achieving our goals in 2006, our management team has shifted focus to four strategic objectives for 2007:
•	Deploy capital in companies within our strategic focus;

•	Build value in our partner companies with strong management teams using organic and acquisitive growth to position our partner companies for liquidity at premium valuations;

•	Realize the value of select partner companies through selective, well-timed exits to maximize risk-adjusted value; and

•	Provide the tools needed for investors to fully recognize the shareholder value that has been created by our efforts.
     To meet these strategic objectives during 2007, Safeguard will focus on:
•	finding opportunities to deploy our capital in additional partner company holdings;

•	helping to achieve additional market penetration, revenue growth, cash flow improvement and growth in the long-term value of our current partner companies:

Acsis, Inc.	NuPathe, Inc.

Advantedge Healthcare Solutions, Inc.	Pacific Title & Art Studio, Inc.

Alliance Consulting Group Associates, Inc.	Portico Systems, Inc.

Clarient, Inc.	PROMODEL Corporation

Laureate Pharma, Inc.	Rubicor Medical, Inc.

Neuronyx, Inc.	Ventaira Pharmaceuticals, Inc.

NexTone Communications, Inc.
•	realizing value in our partner companies if and when we believe doing so will maximize value for our shareholders.
     We incorporated in the Commonwealth of Pennsylvania in 1953. Our corporate headquarters is located at 435 Devon Park Drive, Building 800, Wayne, Pennsylvania 19087.
Significant 2006 Highlights
     We are proud of our key accomplishments in 2006:
     Realizing Value:
•	We sold our interest in Mantas, Inc. to i-flex solutions, ltd., an affiliate of Oracle Corporation, for $112.8 million, for which we recognized a pre-tax gain of approximately $83.9 million. The sale price reflected a 3.9x premium over our carrying value of Mantas, and represented a significant premium over recent valuations of firms in Mantas’ line of business based upon multiples of revenue and earnings.

•	We provided strategic and operational guidance and resources to Alliance Consulting Group Associates, Inc. in the sale of its southwestern U.S. operations for $4.5 million to Logicalis, Inc. Alliance Consulting booked a gain of $1.6 million from this sale.

•	We sold our interest in Traffic.com, Inc. for $3.2 million, recognizing a gain of $0.4 million, and in Garage.com, Inc. for $1.2 million, all of which was recognized as a gain.
     Deploying Capital:
•	We acquired 12% of Authentium, Inc. for $5.5 million, enabling this leading provider of security software to internet service providers to expand its growth strategies.

•	We provided $6.0 million of equity capital to Acsis, Inc. to fund its growth strategies and expand its business increasing our ownership to 96%.

•	We provided Clarient, Inc. $3 million of equity capital to support its purchase of the assets of Trestle Holdings, Inc.

•	We provided strategic guidance and operational support for Alliance Consulting’s acquisition of the assets of Fusion Technologies, Inc. for $5.6 million, enabling Alliance Consulting to leverage its Indian technology center resources for clients throughout the world.

•	We purchased 36% of Rubicor Medical, Inc. for $20 million, allowing this medical device company to work toward the launch of its innovative products for breast cancer biopsy and removal.

•	We purchased 47% of Portico Systems, Inc. for $6.0 million, allowing Portico to pursue product and service development for its health plan business process software platform.

•	We acquired 21% of NuPathe, Inc. for $3.0 million as part of a $15.0 million financing that positions NuPathe to advance clinical development of novel transdermal delivery technology for treatment of migraines and central nervous system disorders.

•	We acquired 32% of Advantedge Healthcare Solutions, Inc. for $5.8 million as part of an up to $20.0 million financing to accelerate its organic growth and make future acquisitions.

•	Over the course of 2006, we purchased $21.0 million in face value of our 2.625% Convertible Senior Debentures due 2024 for an aggregate of $16.4 million, including accrued interest, resulting in a net gain of $4.3 million.
     Augmenting and Building Value:
•	We added George D. McClelland and Michael J. Cody to our Board of Directors. Mr. McClelland has served in executive management capacities in information technology, life sciences and private equity businesses. Mr. Cody brings to the Board extensive experience in strategic acquisitions and investments, and currently serves as vice president of corporate development for EMC Corp.

•	We made key hires and promotions in our Life Sciences and Technology Groups, as well as for our investor relations, marketing and support functions.

•	We formed Technology and Life Sciences Advisory Boards, comprised of prominent industry leaders with specialized knowledge and expertise in their respective sectors. The Advisory Boards augment our internal resources and provide expert guidance and strategic direction to Safeguard and its partner companies, as well as identifying and evaluating deal opportunities.

•	In July, our common stock was added to the Russell 2000® Index, a leading benchmark of small-cap stocks compiled by the Russell Investment Group.
Our Strategy
     We focus on companies that address the strategic challenges facing businesses today, and the opportunities they present. We believe these challenges have five general themes:
•	Maturity—existing technologies, solutions and therapies are reaching the end of their designed life or patent protection; the population of the U.S. is aging; businesses based on once-novel technologies are now facing consolidation and other competitive pressures.

•	Migration—technology platforms are migrating to newer technologies and facing changing cost structures; medical treatments are moving toward earlier stage intervention; and business models are migrating toward different revenue-generation models integrating technologies and services.

•	Convergence—technology and life sciences are intersecting, in fields like medical devices and targeted diagnostics for targeted therapies.

•	Compliance—business spending is being driven by new or increased regulation in both technology and life sciences.

•	Cost containment—both technology and life sciences are facing increasing pressure for cheaper, yet better solutions.
     These themes tend to attract entrepreneurs who need capital support and strategic guidance. Safeguard deploys growth capital along with management expertise, process excellence and marketplace insight designed to provide tangible benefits to growth companies.
     Our corporate staff (31 employees at December 31, 2006) is dedicated to creating long-term value for our shareholders by helping our partner companies build value and by finding additional acquisition opportunities.
     Identifying Opportunities
     Safeguard’s marketing and sourcing activities are designed to generate a large volume of high-quality opportunities. Our primary focus is on acquiring majority or minority stakes in growth-stage companies within the technology and life sciences industries with attractive growth prospects. Generally, we prefer candidates:
•	operating in large or growing markets;

•	with barriers to entry by competitors, such as proprietary technology and intellectual property, or other competitive advantages;

•	with capital requirements between $5 million and $50 million; and

•	with a compelling strategy for achieving growth.
     We target our sourcing efforts on the Northeast/Mid-Atlantic region of the U.S. — although we evaluate candidate companies opportunistically throughout the U.S. and southern Canada.
     Our Technology Group currently targets companies with the following business models in these technology segments and vertical markets:

     Our Life Sciences Group currently targets companies with the following business models in these segments and vertical markets:
     We believe there are many opportunities within these segments and vertical markets, and our sourcing activities are focused on finding candidate companies and evaluating how well they align with our criteria. However, we recognize we may have difficulty identifying candidate companies and completing transactions on terms we believe appropriate. As a result, we cannot be certain how frequently we will complete acquisitions.
     Competition. We face intense competition from other companies that acquire, or provide capital to, technology and life sciences businesses. Competitors include venture capital and private equity investors, as well as companies seeking to make strategic acquisitions. Many providers of growth capital also offer strategic guidance, networking access for recruiting and general advice. Nonetheless, we believe we are a preferable capital provider to growth-stage companies because our strategy and capabilities offer:
•	responsive operational assistance, including strategy design and execution, business development, corporate development, sales, marketing, finance, facilities, human resources and legal support;

•	the flexibility to structure minority or majority transactions with equity and debt;

•	liquidity opportunities for founders and investors;

•	a focus on maximizing risk-adjusted value growth, rather than absolute value growth within a narrow or predetermined time frame;

•	interim c-level management support, as needed;

•	opportunities to leverage Safeguard’s balance sheet for borrowing and stability; and

•	a record of building revenue growth in our partner companies.
     Helping Our Partner Companies Build Value
     We offer operational and management support to each of our partner companies through experienced professionals. Our employees have expertise in the areas of business and technology strategy, sales and marketing, operations, finance, legal and transactional support. We provide hands-on assistance to the management of our partner companies to support their growth. We believe our strengths include:

•	applying our expertise to support the company’s introduction of new products and services;

•	leveraging our market knowledge to generate additional growth opportunities;

•	leveraging our business contacts and relationships; and

•	identifying and evaluating potential acquisitions and providing capital to pursue potential acquisitions to accelerate growth.
Strategic Support. By helping our partner companies’ management teams remain focused on critical objectives through provision of human, financial and strategic resources, we believe we are able to accelerate their development and success. We play an active role in determining the strategic direction of our partner companies, including:
•	defining short- and long-term strategic goals;

•	identifying and planning for the critical success factors to reach these goals;

•	identifying and addressing the challenges and operational improvements required to achieve the critical success factors and, ultimately, the strategic goals;

•	identifying and implementing the business measurements that we and others will apply to measure the company’s success; and

•	providing capital to drive growth.
     Management and Operational Support. We provide management and operational support to our partner companies in order to accelerate their growth. We engage in ongoing planning and assessment of the development of our partner companies and their management teams. Our executives and our Advisory Boards provide mentoring, advice and guidance to develop the management of our partner companies. Our executives generally serve as directors of our partner companies and work with them to develop and implement strategic and operating plans. We measure and monitor achievement of these plans through regular operational and financial performance measurements. We believe these services provide our partner companies with significant competitive advantages within their respective markets.
     Realizing Value
     In general, we will hold our stake in a partner company as long as we believe the risk-adjusted value of that stake is maximized by our continued ownership and effort. From time to time, we engage in discussions with other companies interested in our partner companies, either in response to inquiries or as part of a process we initiate. To the extent we believe that a partner company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our shareholders’ best interests, we may sell some or all of our stake in the partner company. These sales may take the form of privately negotiated sales of securities or assets, public offerings of the partner company’s securities and, in the case of our publicly traded partner companies, sales of their securities in the open market. We have in the past taken partner companies public through rights offerings and direct share subscription programs, and we will continue to consider these (or similar) programs to maximize shareholder value. We expect to use the proceeds from these sales (and sales of other assets) primarily to pursue other candidate company opportunities or for other working capital purposes.

     Our Partner Companies
     An understanding of our partner companies is important to understanding Safeguard and its value-building strategy. Following are more detailed descriptions of our majority-owned partner companies. The ownership percentage is presented as of December 31, 2006 and reflects the percentage of the vote we are entitled to cast based on issued and outstanding voting securities, excluding the effect of options, warrants and convertible debt. From time to time we may seek to opportunistically increase our position or sell some or all of our interests in these companies.

Acsis, Inc.	(Safeguard Ownership: 96%)
     Safeguard Opportunity. We acquired Acsis in December 2005 because we believe Acsis is and will be integral to the migration of mature supply-chain management systems to include newer technologies, such as radio-frequency identification (RFID) in a heterogeneous environment that will integrate the manufacture and distribution floors into Enterprise Resource Planning (ERP) systems. Many Fortune 1000 clients already leverage Acsis’ solutions to obtain labor efficiencies and supply chain visibility. We believe that powerful industry trends—business process automation, RFID compliance mandates, and compliance with regulations mandating tracking of food and drug products—provide a large market and growth opportunity for Acsis. Spending on enterprise data collection software and services has been growing significantly, and Acsis believes it currently exceeds $1 billion annually. Recent mandates from major national retailers as well as government agencies have prompted manufacturers to upgrade their existing data collection infrastructure with RFID technology.
     General. Acsis (www.acsisinc.com) is a leading provider of software and service solutions that assist manufacturing companies in improving efficiencies throughout the entire supply-chain. Its solutions enable manufacturers to automate plant floor/warehouse operations and take advantage of emerging automated-ID technologies, including RFID and barcode. Acsis’ solutions provide the critical data links between activities or material movements that take place on the shop floor and ERP systems. They improve visibility of goods throughout supply-chains, ultimately resulting in increased revenues, improved customer service and reduced costs. Founded in 1996, Acsis offered one of the first solutions to facilitate the control and integration of plant floor and warehouse devices with SAP’s ERP software.
     Strategy. Acsis’ strategy is to leverage its wide and deep experience in a variety of vertical industries, such as chemical, pharmaceutical and consumer packaged goods, to craft real-time supply-chain solutions for SAP™ R/3® as well as other enterprise systems. Acsis’ knowledge of the business processes and typical transactions in these industries allows it to deliver tailored solutions. Acsis couples this with broad expertise in SAP R/3 implementations, automated data-collection and integration solutions, and a proven track record. Acsis also has strategic partnerships with leading technology providers and consultants. As an example, Acsis was the first to successfully complete the integration testing between its xDDi software and SAP’s Auto-ID Infrastructure component of the SAP NetWeaver™ open integration and application platform.
     Manufacturers are upgrading and enhancing their existing infrastructure to improve efficiencies and integrate new technologies like RFID. Manufacturers are making these investments not only in response to governmental and retailer mandates, but also to maximize the benefits of just-in-time inventory practices. Acsis believes its solutions provide them with better ways to:
•	constantly view and manage every link in their supply-chain in real time;

•	communicate and control changes in their supply-chain;

•	automate the collection and integration of critical data from any source; and

•	protect their processes from interruption.
     Solutions. Acsis draws from a variety of technologies and service offerings to create a solution that matches the client’s business, budget and IT environment. Solutions range from value-added services for implementing SAPConsole to the advanced shop floor process automation and data collection using the xDDi as a shop floor platform. If requested, Acsis will also procure all necessary hardware and software to deliver a turnkey data-collection system.

     Acsis’ key internally-developed software solution components featured in the Acsis Lean Enterprise Suite (“ALES”)—a bundled set of applications that connects people, devices and supply chain events with client ERP systems. ALES is comprised of the following components:
•	xDDi (xApp for Device and Data Integration) Software
•	enterprise software solution enabling data collection from any device in the supply-chain (such as scales, optical eyes printers bar code scanners and RFID tags) and aggregate filter and translate it for integration with ERP systems

•	converts SAP process and workflows into manageable shop floor events, directs employee task lists (via handheld devices or vehicle mounted units) and integrates the resulting data back to SAP
•	Enterprise Label Management Software
•	enterprise software solution enabling users to design and generate customer-specific label formats directly from SAP ERP data and manage them from a central location

•	enables users to manage label formats across your enterprise to reduce time and costs, and insures compliance to reduce shipment rejections, incorrect shipments and mislabeling
•	Line Manager Appliances
•	intelligent appliances to support RFID- and barcode-based product tracking for warehouse, manufacturing, packing and shipping operations

•	automates manufacturing, packing, labeling and shipping operations, and manages events and alerts to proactively notify users of significant process events in order to improve quality and prevent production delays
•	Plant Manager Software
•	enterprise software solution helping users efficiently execute manufacturing and warehouse operations
•	allows operations to be monitored from receiving to manufacturing and through distribution, and management of key performance indicators for real-time visibility of work orders throughout all manufacturing and warehouse facilities
•	RFID Analytics
•	helps users gain product visibility and intelligence throughout your supply chain by analyzing key metrics
Acsis works with its clients to develop manufacturing, warehousing, RFID and mobile solutions tailored to the client’s needs and budget. Acsis also maintains a highly-experienced and trained professional services group to provide consulting and technical services. Typical professional service engagements include:
•	problem analysis and business case development;

•	enterprise systems design;

•	data modeling;

•	process evaluations and recommendations;

•	hardware and software evaluation;

•	help desk;

•	application maintenance and enhancements; and

•	communications and connectivity.
     Offices and Employees. Acsis employs approximately 109 people at its headquarters in Marlton, New Jersey, and in Munich, Germany.
     Sales and Marketing; Customers. Acsis has a track record including more than 650 implementations in 28 countries. Acsis’ typical customers are large manufacturing, pharmaceutical or consumer packaged goods businesses with more than $1 billion in revenue and substantial international operations. In 2006, two customers each represented more than 10% of Acsis’s revenue.

     Sales are typically made in warehouse, logistics, fulfillment or other operations units of its clients with a customary sales cycle of three to six months. At the end of a sales cycle, Acsis provides consulting, blueprinting and implementation services, go-live support and ongoing help desk support. Acsis then works with customers on a regular and ongoing basis to support their operations and provide further benefits with additional solutions or by implementing solutions at additional sites. Approximately half of Acsis’ customer base utilizes multiple solutions provided by Acsis, and many customers are using Acsis’ solutions in multiple sites across the world.
     Competition. Acsis’ competition generally comes from large, diversified consulting businesses or niche providers with a variety of individual solutions for barcode, RFID or other data collection systems. Acsis seeks to differentiate itself by proving a single, integrated platform which can be used across the enterprise to increase efficiencies and reduce operational costs.

Alliance Consulting Group Associates, Inc.	(Safeguard Ownership: 99%)
     Safeguard Opportunity. We acquired Alliance Consulting in December 2002 because we saw a growing and highly fragmented market in which we believed Alliance Consulting could achieve profitable growth. Capitalizing on its deep domain expertise in the pharmaceutical, healthcare, financial services, manufacturing and high tech distribution industries, its extensive staff resources and strong customer relationships, we believe that Alliance Consulting can continue to grow its profitability.
     General. Alliance Consulting (www.alliance-consulting.com) is a leading national business intelligence solutions consultancy providing services to primarily Fortune 2000 clients in the pharmaceutical, financial services, manufacturing and high tech industries. Alliance Consulting specializes in two practice areas:
•	Information Management, which is comprised of a full range of business intelligence solutions from data acquisition and warehousing to master data management, analytics and reporting; and

•	Application Services, which includes software development, integration, testing and application support, delivered through a high quality and cost effective hybrid global delivery model.
     Strategy. Alliance Consulting has developed a strategy focused on enabling business intelligence through the application of domain experience and custom-tailored project teams to deliver software solutions and consulting services. Alliance Consulting believes that its growth opportunities benefit from the following industry trends:
•	The volume of data being processed by businesses is increasing at an exponential rate, making businesses dependent upon the effective and efficient processing of this data and requiring significant and ongoing investment in technology infrastructure and resources, but with continuing decreases in the cost of computing power, storage and communication systems.
•	The complexity of this data is increasing, with multiple and diverse inflow sources containing a wide variety of structured and unstructured information.
•	The value to the business of this data is increasing, driven in part by regulatory and compliance requirements and strategic and competitive pressures, yet businesses are facing continuing budget constraints, prompting the need to maximize cost-effective solutions.
     Services. Through an integrated network of local branch offices in North America, and its offshore development centers located in Hyderabad and Bangalore, India, Alliance Consulting provides a flexible engagement approach to its clients, using fixed bid or time and materials pricing models; teams or individual consultants; on-site, off-site or offshore delivery; and short- or long-term support.
     Alliance Consulting’s services are targeted to:
•	Business intelligence and data management — using data warehousing technologies to develop complete business intelligence infrastructures, applications and processes to enhance the competitiveness of clients.

•	Corporate performance management — using enterprise-wide reporting and analysis, forecasting and budgeting and other tools to provide real-time information, enabling corporate managers to better monitor critical operating performance metrics and implement rapid, targeted adjustments to increase effectiveness, efficiency and profitability.

•	Application development — using assessment tools, architecture design and implementation of advanced, scalable and flexible, customized software solutions to leverage existing software assets through the integration of state-of-the-art web-based technologies.

•	Outsourcing — working with clients to understand the IT support needs of the business, costs and internal/external service capabilities and then implementing outsourcing solutions for data center operations, applications development and maintenance, distributed and desktop processing, voice and data networks, Internet and web hosting and help/service desk functions.
     Alliance Consulting maintains a full-time core staff complemented by a flexible combination of hourly employees and independent contractors, providing clients with specialized engagement teams tailored to their specific business requirements. This approach enables Alliance Consulting to offer a precise combination of technical, industry, and process knowledge to support each engagement while maximizing utilization of its staff and contracting consultants. Alliance Consulting’s employee and independent contractor resources are supported on an ongoing basis through internal and external recruiting targeted at high-quality, experienced professionals with significant product and industry expertise.
     Offices and Employees. Alliance Consulting is headquartered in Conshohocken, Pennsylvania, and it operates five other regional offices and three satellite locations throughout the United States and two primary locations in India. Alliance Consulting supplements its full-time employees by utilizing subcontractors. At December 31, 2006, Alliance Consulting had 697 full-time employees and approximately 205 subcontractors. Alliance Consulting believes its relationship with its employees and subcontractors is good. Alliance Consulting believes its growth and success are dependent on the caliber of its people and will continue to dedicate significant resources to hiring, training and development, and career advancement programs.
     During 2006, Alliance Consulting sold its non-core southwest regional operation with offices in Phoenix, Los Angeles and Dallas, along with associated client activity and consultants, to Logicalis, Inc. The Company used the proceeds of the sale to acquire Fusion Technologies, an application outsourcing provider with significant operations in Hyderabad and Bangalore, India. This acquisition more than doubled Alliance Consulting’s capacity for application outsourcing work in India, and added several strong reference clients in financial services and high tech in the United States.
     Sales and Marketing; Customers. Alliance Consulting uses a customer relationship-based approach to generating new clients and new engagements with existing clients. Some of Alliance Consulting’s clients include JP Morgan Chase, Wyeth Pharmaceuticals, Pfizer Pharmaceuticals, Johnson & Johnson and EMC. Alliance Consulting markets its services through a direct sales force, which is based in regional and satellite offices. Account executives are assigned to a limited number of accounts so they can develop an in-depth understanding of each client’s individual needs and form strong client relationships. In 2006, two customers each represented more than 10% of Alliance Consulting’s revenue. In 2005, the same two customers each represented more than 10% of Alliance Consulting’s revenue.
     Following common industry practice, many of Alliance Consulting’s orders are terminable by either the client or Alliance Consulting on short notice. Because many clients can cancel or reduce the scope of their engagements on short notice, Alliance Consulting does not believe that backlog is a reliable indication of future business.
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

Clarient, Inc.	(Safeguard Ownership: 60%)
     Safeguard Opportunity. Safeguard first took an ownership interest in Clarient in 1996, and we have increased our ownership position over time. Shares of Clarient’s common stock trade on the Nasdaq Capital Market under the symbol “CLRT.”
     We believe that increasingly specific targeted cancer therapies will need more specialized and complex diagnostic tests in order to improve cancer therapy outcomes. The continued aging of the U.S. and European populations, coupled with the higher incidence of cancer among seniors, support an expanding market for Clarient’s services. Clarient is now leveraging its technical expertise, access to proprietary technology and capital investment to provide its diagnostic services to a larger customer base.
     General. Clarient (www.clarientinc.com) is a comprehensive cancer diagnostics company providing cellular assessment and cancer characterization to community pathologists.
     Clarient’s goal is to be positioned to capture a substantially greater portion of the cancer diagnostics market by serving the needs of the market from drug discovery through clinical practice through a technology-empowered laboratory, deploying the best available testing platforms and leveraging the Internet to deliver this information to the community pathologist.
     Strategy. Clarient’s mission is to be the leader in cancer diagnostics by building collaborative relationships with the health care community in order to translate cancer discovery and information into better patient care. To accomplish this, Clarient focuses on identifying high-quality opportunities to increase profitability and differentiate its service offerings in its highly-competitive market. An important aspect of Clarient’s strategy is to combine its medical expertise with proprietary technologies to develop novel diagnostic tests and analytical capabilities. In particular, Clarient is seeking to deploy novel markers, or biomarkers, which are characteristics of an individual’s tumor or disease that, once identified and qualified, allow for more accurate prognosis, diagnosis and treatment. Broader discovery and use of novel markers is hoped to clarify and simplify decisions for healthcare providers and the biopharmaceutical industry. The growing demand for personalized medicine has generated a need for these novel diagnostics.
     Services. Clarient provides a wide variety of cancer diagnostics and consultative services, ranging from technical laboratory services to professional interpretation. By combining core competencies in image analysis and data quantification with its knowledge of virtual environments, Clarient has created valuable service offerings for pathologists in practice and research. Clarient believes that the growing need for precise diagnosis combined with the ability to put comprehensive information into a single, coherent computer-accessible platform for clinicians presents development opportunities for new directed diagnostic services using the image analysis platform. Clarient offers a broad menu of specialized technologies such as image analysis, fluorescent in situ hybridization (FISH), flow cytometry, cytogenetics and molecular diagnostics. Within anatomic pathology, Clarient focuses on the top four solid tumors (breast, prostate, lung and colon), which represent 61% of all new cases.
     Clarient also provides hematopathology testing for leukemia and lymphoma, and expects to expand service offerings as new assays emerge. For biopharmaceutical companies and other research organizations, Clarient offers a complete compliment of commercial services to assist their efforts, ranging from drug discovery to the development of directed diagnostics through clinical trials.

     Sale of Technology Group. On March 8, 2007, Clarient sold its technology group business (which developed, manufactured and marketed the ACIS® Automated Image Analysis System) and related intellectual property to Zeiss MicroImaging, Inc. (the “ACIS Sale”) for an aggregate purchase price of $12.5 million (including $1.5 million in contingent purchase price). As part of the ACIS Sale, Clarient entered into a license agreement with Zeiss pursuant to which Zeiss granted the Company a non-exclusive, perpetual and royalty-free license to certain of the transferred intellectual property for use in connection with imaging applications and the Company’s laboratory services business. Clarient and Zeiss also committed to pursue a strategic joint development arrangement to develop novel markers and new menu applications for the ACIS product line.
     Sales and Marketing. Most of Clarient’s sales resources are dedicated to the growing diagnostic services business. Targeting community pathology practices and hospitals, the sales process is designed to understand the customer’s needs and develop appropriate solutions from its range of laboratory service options. Clarient’s sales approach focuses on expanding organic sales within its current customer base as well as potential customers. Marketing efforts focus on establishing a strong and distinctive brand identity for Clarient’s diagnostic services within the targeted segment of community pathologists. Clarient uses its CONTINUUM™ national and regional seminar and webinar programs designed to provide a one-on-one collaborative environment for its advisory board and medical staff to interact directly with potential customers.
     Patents and Proprietary Technology. Clarient seeks to broaden the scope of its intellectual property portfolio for laboratory services methodologies, using automated cellular instrumentation, rare event identification, and proteomic mathematic capabilities. As part of the ACIS Sale, Clarient transferred its patent portfolio and related intellectual property to Zeiss. However, Clarient retained a license to use certain of that intellectual property, which Clarient plans to use in the development of new tests, applications, unique analytical capabilities and other service offerings, including novel markers. Clarient also relies on trade secrets and proprietary know-how that it seeks to protect, in part, through confidentiality agreements with employees and consultants. If Clarient is unable to protect its patents and proprietary rights, its reputation and competitiveness in the marketplace could be materially damaged.
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
     Companies within the diagnostic testing industry are also responding to new technologies, products and services. We believe some of Clarient’s current competitors — as well as other currently non-competitive companies — are actively conducting research in areas where Clarient is also conducting development activities. The products and services these companies develop may directly compete with Clarient’s current or potential services, or may address other areas of diagnostic evaluation, making those companies compete more effectively against Clarient. Furthermore, because the diagnostic testing market is sensitive to the timing of product and service availability, quickly developing and achieving clinical study and regulatory success may provide an advantage.
     Research & Development. With the ACIS Sale complete, Clarient’s research and development efforts are now primarily focused on developing new assays and novel cancer markers to commercialize for its laboratory services business. Quality and regulatory staff assure that every developed test and application meets stringent regulatory guidelines. Research and development spending by Clarient (which had been primarily focused on improving the ACIS technology) was approximately $4.5 million, $3.7 million and $4.1 million in 2006, 2005, and 2004, respectively. As a result of the ACIS Sale, we expect Clarient’s research and development expenses to decline substantially in 2007.
     Governmental Regulation. Because Clarient operates a clinical laboratory, many aspects of its business are subject to the complex federal, state and local regulations applicable to laboratory operations. In particular, the federal Clinical Laboratory Improvement Amendments (CLIA) specify the quality standards for proficiency testing, patient test management, quality control, personnel qualifications and quality assurance for Clarient’s laboratory. Clarient received its CLIA certification in late 2004. In addition, Clarient’s facilities have been issued licenses to provide laboratory diagnostic services in California. The State of California could prohibit provision of laboratory services if Clarient fails to maintain or renew these licenses. Additionally, requirements of states where laboratory services may be provided have various application and provisional requirements that must be satisfied. Laws and regulations pertaining to the services provided by Clarient are subject to change and depend heavily on administrative interpretations by federal and state agencies.
     Facilities. In 2006, Clarient moved all of its operations into a new 78,000 square foot facility in Aliso Viejo, California to expand its capacity and allow for the ongoing growth. Clarient currently occupies approximately 43,000 square feet of that facility, and has subleased an additional 34,000 square feet.
     Employees. As of December 31, 2006, Clarient had 204 employees. As a result of the ACIS Sale, at March 9, 2007, Clarient had 171 employees: 119 in laboratory diagnostics positions (including product development); 23 in finance, executive and administrative positions; and 29 in sales and marketing positions. Clarient believes that its relationship with its employees is good.

Laureate Pharma, Inc.	(Safeguard Ownership: 100%)
     Safeguard Opportunity. We acquired the business and assets operated by Laureate Pharma in December 2004. We made this acquisition because we recognized that the substantial growth in sales of biotechnology products has spurred a significant investment by large pharmaceutical companies and smaller biotechnology companies in the development of new biotechnology products for human therapeutics. Few of these companies, particularly biotechnology companies have the resources or expertise to manufacture the quantities of drug product needed to conduct clinical trials and commercialize approved products. Laureate Pharma provides its customers with a cost-effective, lower-risk alternative, which also improves the quality of their products and processes and reduces time-to-market.
     General. Laureate Pharma (www.laureatepharma.com) is a full-service contract manufacturing organization (CMO) providing critical development and current Good Manufacturing Practices (cGMP) manufacturing services. Laureate Pharma manufactures small- and medium-scale quantities of biopharmaceutical products in its FDA-registered facility. Laureate Pharma’s clients use these supplies (depending on their regulatory status) for preclinical studies, clinical trials or commercial sales. Laureate Pharma seeks to become a leader in this segment of the biopharmaceutical industry by delivering superior development and manufacturing services to its customers. Laureate Pharma’s headquarters and manufacturing facility is located in Princeton, New Jersey.
     Strategy. Laureate Pharma’s strategy is to build on its strong customer relationships and generate new customers, to increase its new services and products, and to maintain its reputation for high quality in the use of state-of-the-art technology to deliver products and services that meet applicable regulatory, environmental and safety requirements, including cGMPs.
     Laureate Pharma believes its growth opportunities are driven by the following industry trends:
•	Substantial growth in the development of biotechnology products for human therapeutics, representing an increasing percentage of the total pharma pipeline.

•	Demand for manufacturing capacity, along with the significant capital required to build capacity, creating increased opportunities for outsourced services.

•	Need for product development support, equipment and facilities by biotechnology companies without existing capabilities.
     We believe Laureate Pharma’s broad range of services and deep development expertise position it to benefit from these trends.
     Services. Laureate Pharma’s services include:

•	Bioprocessing, which focuses on clinical stage and small-to medium-sale commercial biopharmaceutical products and comprises the essential steps to support the development and commercialization of customers’ products, including:
•	Cell Line Development and Optimization — to improve and maximize protein productivity of production cell lines in optimal growth media; the cell lines in turn produce the product protein.

•	Process Development — to bring the product from clinical laboratory scale to pilot production and on to clinical- and commercial-scale production; essential to make sufficient product to support clinical trials and small-scale commercial production.

•	Purification Development — to design and validate procedures for removal of impurities and purification of products that comply with regulatory requirements.

•	Bioreactor Production — using stirred-tank, disposable bag and hollow-fiber mammalian cell culture bioreactors ranging from 20 to 2,500 liters to produce biopharmaceutical protein products.

•	Downstream Processing — to develop and operate robust purification processes for cGMP manufacture of client’s products; Laureate Pharma also performs process validation studies as may be required for client products.

•	Aseptic Filling — aseptic vial filling of biopharmaceutical and drug products in batch sizes up to 10,000 vials or 200 liters of bulk volume.
•	Quality Control, which includes analytical and microbiology testing of raw materials, in-process and finished products.

•	Quality Assurance, which includes preparation, control and review of documentation, including standard operating procedures (SOPs), master batch records, test procedures, and specifications. Laureate Pharma reviews and releases all controlled materials, including raw materials, intermediates and products.
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
     Sales and Marketing; Customers. Laureate Pharma provides process development and manufacturing services on a contract basis to biopharmaceutical companies. Laureate Pharma’s customers generally include small to mid-sized biotechnology and pharmaceutical companies seeking outsourced bioprocessing manufacturing and development services. Laureate Pharma’s customers are often dependent on the availability of funding to pursue drugs that are in early stages of clinical trials, and thus have high failure rates. The loss of one or more customers can result in significant swings in profitability from quarter to quarter and year to year. Although there has been a trend among biopharmaceutical companies to outsource drug production functions, this trend may not continue. Although clients tend to maintain one manufacturer through clinical trial phases and even early commercial production, many of Laureate Pharma’s contracts are of short duration. As a result, Laureate Pharma seeks new contracts to sustain its revenue. In 2006, four customers each represented more than 10% of Laureate Pharma’s revenues; in 2005, two customers each represented more than 10% of Laureate Pharma’s revenue from continuing operations.
     Competition. Our primary competitors focus on supplying clinical scale contract biopharmaceutical development and manufacturing services to biotechnology companies. Generally, the larger of these competitors focus on larger quantities and scale of manufacturing capacity. Laureate Pharma focuses on process development and manufacturing services for clinical and small- and medium-scale commercial production, and maintains a reputation for regulatory compliance, a commitment to quality and excellent early process development services. Laureate Pharma believes that customers in its target markets display loyalty to their initial services provider.

Therefore, it may be difficult to generate sales to potential customers who have purchased development and manufacturing services from competitors. To the extent Laureate Pharma is unable to be the first to develop and supply new biopharmaceutical products for its clients, its competitive position may suffer.
     Employees. At December 31, 2006, Laureate Pharma had 92 full-time employees and believes its employee relations are good.

Pacific Title & Art Studio, Inc.	(Safeguard Ownership: 100%)
     Safeguard Opportunity. We acquired an interest in Pacific Title in 1997 and increased our ownership position over time. Technology has driven fundamental changes in the production and post-production of motion picture and television content, with increased emphasis on special effects, digital color correction, 3D animation and many other sophisticated elements. As a pioneer since 1919 in the development and introduction of new methods, services and technologies, we believe Pacific Title is uniquely positioned to lead the continued expansion of digital technologies. Leveraging state-of-the-art equipment and significant domain expertise, Pacific Title can handle the enormous volume and complex programming needed to meet the often changing and rush delivery needs of its clients.
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
     Strategy. Pacific Title seeks to meet the high-quality service and technological support needs of motion picture studios and production companies. Pacific Title believes that its past growth and future opportunities are being driven by the following industry trends:
•	A shift in demand for original film entertainment content capture and manipulated in digital formats as opposed to analog format;

•	The development of new and expanding markets for existing film libraries, including remastering, high resolution scanning, archiving and restoration services.

•	Increased demand for innovation and technological advances to support creative vision;

•	Expanding application of digital technologies for content manipulation, as well as the anticipated deployment of digital distribution and display technologies (including emerging digital projection); and

•	Increasing concern for the preservation, restoration and storage of aging film libraries.
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
     Sales and Marketing; Customers. Pacific Title markets its services through a combination of industry referrals, formal advertising, trade show participation, special client events, and its Internet website. While it relies primarily on its reputation and business contacts within the industry for the marketing of its services, Pacific Title also maintains a direct sales force to communicate the capabilities and competitive advantages of its services to potential new customers. In addition to its traditional sales efforts directed at those individuals responsible for placing orders, Pacific Title negotiates discounted rates with large volume clients in return for being promoted within the client’s organization as an established and accepted vendor. Pacific Title negotiates such agreements periodically with major entertainment studios.

     Pacific Title’s clients include Walt Disney Company, 20th Century-Fox, Universal Studios, Warner Bros., Sony Pictures Entertainment, Dreamworks SKG, Columbia/Tri-Star and Paramount Pictures, as well as many independent motion picture and television production companies. Pacific Title generally does not have exclusive service agreements with its clients. Because clients generally do not make arrangements with Pacific Title until shortly before its facilities and services are required, Pacific Title usually does not have a significant backlog of service orders. Pacific Title’s services are generally offered on an hourly or per unit basis based on volume and client demand. For 2006, three customers each represented more than 10% of Pacific Title’s revenues. For the year ended December 31, 2005, four customers each represented more than 10% of Pacific Title’s revenues.
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
     Seasonality. Pacific Title’s business is subject to substantial variations as a result of seasonality, which the company believes is typical of the film post-production industry. Demand for Pacific Title’s service also has been adversely impacted on several occasions in recent years as a result of actual or threatened labor stoppages in its customers’ film production industry.
     Employees. At December 31, 2006, Pacific Title had 131 employees. Approximately 38 employees are represented by the International Alliance of Theatrical and Stage Employees pursuant to a collective bargaining agreement, which expires in July 2009. Pacific Title has never experienced a work stoppage and considers its relations with its employees to be good.
     Other Partner Companies and Funds
     In 2006 we added five new partner companies; these partner companies are not consolidated based on the level of our voting interests.

Advantedge Healthcare Solutions, Inc.	(Safeguard Ownership: 32%)
     General. AHS (www.ahsnewyork.com) provides advanced medical billing software and services, operating both as a business process outsourcer (BPO) and an applications services provider (ASP). AHS employs proprietary, web-based technology and continuous business process improvement methods to increase the operating efficiencies of medical billing and to improve results for its physician customers.
     Safeguard Opportunity. The outsourced medical claims billing market is estimated to be approximately $4 billion and growing. However, despite its size, the market is extremely fragmented, allowing for numerous consolidation opportunities. We believe AHS’ proprietary software, coupled with its management team’s extensive experience in the healthcare, software and medical claims billing markets, lays the foundation for AHS’ continued growth and acquisitions.

Authentium, Inc.	(Safeguard Ownership: 12%)
     General. Authentium (www.authentium.com) is a leading developer of security software as a service (SaaS) technologies and systems. Its Extensible Security Platform (ESP) allows users to customize security technologies from Authentium and others (such as antivirus, firewalls, content filtering, and compliance monitoring) into their products and services. Authentium’s customers—ISPs, cable companies, carriers and other service providers—in turn distribute these bundled solutions to residential and enterprise customers.

     Safeguard Opportunity. As hackers become more sophisticated, the market for IT security has grown and is expected to reach $10.7 billion by 2009. We believe Authentium’s recurring revenue model, coupled with its ability to leverage its customers’ sales efforts, provides a good foundation for growth in this market.

NuPathe, Inc.	(Safeguard Ownership: 21%)
     General. NuPathe (www.nupathe.com) is a specialty pharmaceutical company focused on acquiring and developing innovative therapeutic products for the treatment of neurological or psychiatric disease. NuPathe’s lead product, NP101, is a transdermal patch that delivers the drug sumatriptan for the treatment of migraines. The ability to deliver migraine medication through a fast and long-acting transdermal patch may provide an alternative for the large percentage of migraine patients who suffer from nausea, vomiting or migraine recurrence. Two additional products, NP201 and NP202, are in preclinical development as potential therapies to treat Parkinson’s disease and schizophrenia respectively. The development of drug delivery alternatives designed to make current therapies safer and more effective is a core focus of NuPathe’s business platform.
     Safeguard Opportunity. By combining existing drug delivery technology with a market-accepted drug, NuPathe is positioned at a compelling market junction. We believe that NuPathe’s approach presents an opportunity to compete effectively in the market for migraine treatments, estimated to exceed $2 billion.

Portico Systems, Inc.	(Safeguard Ownership: 47%)
     General. Portico (www.porticosys.com) is a leading software solutions provider for regional and national health plans looking to optimize provider network operations and streamline business processes. The Portico Provider Platform is a suite of solutions that helps health plans address challenges such as growing healthcare costs, quality, consumerism, competition and regulatory changes while creating an agile infrastructure that lays a foundation for efficiency and flexibility. Portico Provider Platform easily integrates with other plan systems, leading partners, service consultants and complementary solution providers. The Portico Provider Platform streamlines provider network processes and accelerates new revenue streams, enhancing employee effectiveness and optimizing provider relationships.
     Safeguard Opportunity. There are increasing pressures on health plans to improve operating efficiencies, and their current provider data typically does not provide visibility and detailed analysis. In an effort to address the growing need for data transparency, as well as reduce the estimated $18 billion in administrative costs from rejected medical claims due to incorrect provider data, health plans are looking to leverage provider network operations as a strategic asset. We believe Portico is well-positioned to assist health plans in streamlining business processes and ensuring timely and accurate information with their innovative software solution, Portico Provider Platform. We believe Portico has a competitive advantage in the healthcare enterprise applications and analytics market and has sizable growth opportunities.

Rubicor Medical, Inc.	(Safeguard Ownership: 36%)
     General. Rubicor (www.rubicor.com) develops and distributes technologically advanced, disposable, minimally-invasive, breast biopsy and tumor removal devices. Rubicor’s three device (which have received FDA clearance) represent attractive alternatives to existing procedures and technology for breast lesion biopsy and removal. This results in a more accurate assessment of the sample including evaluation of margin and determination of size.
     Safeguard Opportunity. The innovative concept and design of Rubicor’s products makes them an attractive alternative to open surgical biopsy and lesion removal. We estimate the market in which Rubicor competes could be in excess of $500 million today in the United States. We believe there is an opportunity for physicians using Rubicor technology to improve patient outcomes and move many breast surgeries from the operating room to the doctor’s office.

     Other Partner Companies and Funds. We hold minority interests in a number of other companies and funds, some of which do not operate in our currently targeted market segments. Following are summary descriptions of some of these companies, none of which are consolidated based on the level of our voting interests.

		% Owned By
Company	Description of Business	Safeguard

Neuronyx, Inc. (www.neuronyx.com)	Development-stage biopharmaceutical company, developing stem-cell based therapeutic products. Neuronyx leverages the ability of adult bone marrow-derived stem cells to repair, regenerate and remodel tissue in acute and chronic disease settings. Neuronyx is currently in phase I clinical trials for the prevention of heart failure post myocardial infarction.	7%

NexTone Communications, Inc. (www.nextone.com)	Developer of carrier-grade products that provide scalable session management of voice over IP (VoIP) and other real-time services.	17%

PROMODEL Corporation (www.promodel.com)	Combines professional services and innovative technology to deliver business process optimization and decision support solutions to the pharmaceutical, healthcare and manufacturing and logistics industries.	50%

Ventaira Pharmaceuticals, Inc. (www.ventaira.com)	Specialty pharmaceutical company using novel aerosolization technology to develop highly differentiated pharmaceutical products. Ventaira Pharmaceuticals combines novel applications of generic drugs with the superior delivery benefits of its MysticTM inhaled drug delivery technology.	13%
     We also participate in earlier stage technology and life sciences development through our interests in several private equity funds. During 2006, we provided a total of $1.7 million in funding of previously committed capital to these funds. We sold our interests in many of our private equity funds in 2005, and we may continue to opportunistically sell our remaining private equity fund interests.
FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS
     Information on revenues, operating income (loss), net income (loss) from continuing operations and assets for each operating segment of Safeguard’s business for each of the three years in the period ended December 31, 2006 is contained in Note 20 to the Consolidated Financial Statements.
OTHER INFORMATION
     The operations of Safeguard and its companies are subject to environmental laws and regulations. Safeguard does not believe that expenditures relating to those laws and regulations will have a material adverse effect on the business, financial condition or results of operations of Safeguard.
AVAILABLE INFORMATION
     All periodic and current reports, registration statements, and other filings that Safeguard is required to file with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge from the SEC’s website (http://www.sec.gov) or public reference room at 450 Fifth Street N.W., Washington, DC 20549 (1-800-SEC-0330) or through Safeguard’s Internet website at http://www.safeguard.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, Safeguard Scientifics, Inc., 435 Devon Park Drive, Building 800, Wayne, PA 19087.
     The internet website addresses for Safeguard and its companies are included in this report for identification purposes. The information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
     The following corporate governance documents are available free of charge on Safeguard’s website: the charters of our Audit, Compensation and Nominating & Corporate Governance Committees, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics. Copies of these corporate governance documents also may be obtained by any shareholder, free of charge, upon written request to: Corporate Secretary, Safeguard Scientifics, Inc., 435 Devon Park Drive, Building 800, Wayne, Pennsylvania 19087. We also will post on our website any amendments to or waivers of our Code of Business Conduct and Ethics that relate to our directors and executive officers.
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
     If our partner companies do not succeed, the value of our assets could be significantly reduced and require substantial impairments or write-offs, and our results of operations and the price of our common stock could decline. The risks relating to our partner companies include:
•	most of our partner companies have a history of operating losses or a limited operating history;

•	intensifying competition affecting the products and services our partner companies offer could adversely affect their businesses, financial condition, results of operations and prospects for growth;

•	inability to adapt to the rapidly changing marketplaces;

•	inability to manage growth;

•	the need for additional capital to fund their operations, which we may not be able to fund or which may not be available from third parties on acceptable terms, if at all;

•	inability to protect their proprietary rights and infringing on the proprietary rights of others;

•	certain of our partner companies could face legal liabilities from claims made against their operations, products or work;

•	the impact of economic downturns on their operations, results and growth prospects;

•	inability to attract and retain qualified personnel; and

•	government regulations and legal uncertainties may place financial burdens on the businesses of our partner companies.
     These risks are discussed in greater detail under the caption “— Risks Related to Our Partner Companies” below.
The identity of our partner companies and the nature of our interests in them could vary widely from period to period.
     As part of our strategy, we continually assess the value to our shareholders of our interests in our partner companies. We also regularly evaluate alternative uses for our capital resources. As a result, depending on market conditions, growth prospects and other key factors, we may at any time:

•	change the partner companies on which we focus;

•	sell some or all of our interests in any of our partner companies;

•	or otherwise change the nature of our interests in our partner companies. Therefore, the nature of our holdings could vary significantly from period to period.
     Our consolidated financial results may also vary significantly based upon the partner companies that are included in our financial statements. For example:
•	For the twelve months ended December 31, 2006, we consolidated the results of operations of Acsis, Alliance Consulting, Clarient, Laureate Pharma and Pacific Title.

•	In October 2006, we completed the sale of Mantas and its results of operations for the periods prior to the sale are presented as discontinued operations in the consolidated financial statements.
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
Fluctuations in the price of the common stock of our publicly-traded holdings may affect the price of our common stock.
     Fluctuations in the market prices of the common stock of our publicly-traded holdings are likely to affect the price of our common stock. The market prices of our publicly-traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. For example, the aggregate market value of our holdings in Clarient (Nasdaq: CLRT) at December 31, 2006 was approximately $72.8 million, and at December 31, 2005 was approximately $44.8 million.
Intense competition from other acquirers of interests in companies could result in lower gains or possibly losses on our partner companies.
     We face intense competition from other capital providers as we acquire and develop interests in our partner companies. Some of our competitors have more experience identifying and acquiring companies and have greater financial and management resources, brand name recognition or industry contacts than we have. Despite making most of our acquisitions at a stage when our partner companies are not publicly traded, we may still pay higher prices for those equity interests because of higher valuations of similar public companies and competition from other acquirers and capital providers, which could result in lower gains or possibly losses.
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
     The Investment Company Act of 1940 regulates companies which are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. Under the Investment Company Act, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. We refer to this test as the “40% Test.” Securities issued by companies other than majority-owned subsidiaries are generally considered “investment securities” for purpose of the Investment Company Act. We are a company that partners with growth-stage technology and life sciences companies to build value; we are not engaged primarily in the business of investing, reinvesting or trading in securities. We are in compliance with the 40% Test. Consequently, we do not believe that we are an investment company under the Investment Company Act.
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
Risks Related to Our Partner Companies
Most of our partner companies have a history of operating losses or limited operating history and may never be profitable.
     Most of our partner companies have a history of operating losses or limited operating history, have significant historical losses and may never be profitable. Many have incurred substantial costs to develop and market their products, have incurred net losses and cannot fund their cash needs from operations. We expect that the operating expenses of certain of our partner companies will increase substantially in the foreseeable future as they continue to develop products and services, increase sales and marketing efforts and expand operations.
Our partner companies face intense competition, which could adversely affect their business, financial condition, results of operations and prospects for growth.
     There is intense competition in the technology and life sciences marketplaces, and we expect competition to intensify in the future. Our business, financial condition, results of operations and prospects for growth will be materially adversely affected if our partner companies are not able to compete successfully. Many of the present and potential competitors may have greater financial, technical, marketing and other resources than those of our partner companies. This may place our partner companies at a disadvantage in responding to the offerings of their competitors, technological changes or changes in client requirements. Also, our partner companies may be at a competitive disadvantage because many of their competitors have greater name recognition, more extensive client bases and a broader range of product offerings. In addition, our partner companies may compete against one another.
Our partner companies may fail if they do not adapt to the rapidly changing technology and life sciences marketplaces.
     If our partner companies fail to adapt to rapid changes in technology and customer and supplier demands, they may not become or remain profitable. There is no assurance that the products and services of our partner companies will achieve or maintain market penetration or commercial success, or that the businesses of our partner companies will be successful.
The technology and life sciences marketplaces are characterized by:
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
     Our partner companies assert various forms of intellectual property protection. Intellectual property may constitute an important part of our partner companies’ assets and competitive strengths. Federal law, most typically, copyright, patent, trademark and trade secret laws, generally protects intellectual property rights. Although we expect that our partner companies will take reasonable efforts to protect the rights to their intellectual property, the complexity of international trade secret, copyright, trademark and patent law, coupled with the limited resources of these partner companies and the demands of quick delivery of products and services to market, create a risk that their efforts will prove inadequate to prevent misappropriation of our partner companies’ technology, or third parties may develop similar technology independently.
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

     Third parties have and may assert infringement or other intellectual property claims against our partner companies based on their patents or other intellectual property claims. Even though we believe our partner companies’ products do not infringe any third party’s patents, they may have to pay substantial damages, possibly including treble damages, if it is ultimately determined that they do. They may have to obtain a license to sell their products if it is determined that their products infringe another person’s intellectual property. Our partner companies might be prohibited from selling their products before they obtain a license, which, if available at all, may require them to pay substantial royalties. Even if infringement claims against our partner companies are without merit, defending these types of lawsuits take significant time, may be expensive and may divert management attention from other business concerns.
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
     Safeguard’s consolidated partner companies lease various facilities throughout the United States and in certain non-U.S. locations. The physical properties occupied by each of our consolidated partner companies, under leases expiring between 2007 and 2015, are summarized below:

			Approximate
Company	Locations	Use	Square Footage

Acsis	New Jersey and Germany	Office/Sales/Development	39,000

Alliance Consulting	Pennsylvania and other locations in the U.S. and India (11 facilities)	Office/Sales/Development	83,000

Clarient	California	Office/Manufacturing/Laboratory Services	78,000

Pacific Title	California (two facilities)	Office/Production	37,000

Laureate Pharma	New Jersey	Office/Manufacturing	58,000
     We believe that all of the existing facilities are suitable and adequate to meet the current needs of our respective partner companies. If new or additional space is needed, we believe each of our partner companies can readily obtain suitable replacement properties to support their needs on commercially reasonable terms. However, we note that Clarient’s and Laureate Pharma’s facilities are operated under and subject to various federal, state and local permits, rules and regulations. As a result, any extended interruption in the availability of these facilities could have a material adverse effect on the results of operations of the respective companies.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2006.

ANNEX TO PART I — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	Executive Officer Since

Peter J. Boni	61	President, Chief Executive Officer and Director	2005
James A. Datin	44	Executive Vice President and Managing Director, Life Sciences	2005
John A. Loftus	45	Executive Vice President and Managing Director, Technology	2004
Steven J. Feder	43	Senior Vice President and General Counsel	2004
Stephen T. Zarrilli	45	Acting Senior Vice President, Acting Chief Administrative Officer and Acting Chief Financial Officer	2006
     Mr. Boni joined Safeguard as President and Chief Executive Officer in August 2005. Prior to joining Safeguard, Mr. Boni was an Operating Partner for Advent International, a global private equity firm with $10 billion under management, from April 2004 to August 2005; Chairman and Chief Executive Officer of Surebridge, Inc., an applications outsourcer serving the mid-market, from March 2002 to April 2004; Managing Principal of Vested Interest LLC, a management consulting firm, from January 2001 to March 2002; and President and Chief Executive Officer of Prime Response, Inc., an enterprise applications software provider, from February 1999 to January 2001. Mr. Boni is currently non-executive Chairman of Intralinks, Inc. and a director of Clarient, Inc.
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
     Mr. Loftus joined Safeguard in May 2002, became Senior Vice President and Chief Technology Officer in December 2003 and Executive Vice President and Managing Director, Technology Group in September 2005. Mr. Loftus is a founder of Gestalt LLC where he served as Chief Technology Officer from September 2001 to May 2002. Mr. Loftus served as Senior Vice President, e-Solutions (and in other executive roles) at Breakaway Solutions from May 1999 until August 2001 (Breakaway Solutions filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in September 2001); and served as Senior Vice President and Chief Technology Officer of WPL Laboratories from February 1997 to May 1999. Mr. Loftus spent the first 14 years of his career in a variety of executive, management, and engineering positions at GE and PECO Energy.
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
     Mr. Zarrilli entered into a consulting agreement with Safeguard in December 2006 pursuant to which he commenced service as Acting Senior Vice President, Acting Chief Administrative Officer and Acting Chief Financial Officer. Mr. Zarrilli is a Managing Partner of the Penn Valley Group, a middle-market management advisory and private equity firm which he co-founded in October 2004. Previously, Mr. Zarrilli served as the Chief Financial Officer from August 2001 to December 2004 of Fiberlink Communications Corporation, a provider of remote access VPN solutions for large enterprises; as the Chief Executive Officer from October 2000 to August 2001 of Concellera Software, Inc., a developer of content management software; as the Chief Executive Officer from January 1999 to September 2000 and Chief Financial Officer from July 1994 to December 1998 of US Interactive, Inc., a provider of internet strategy consulting, marketing and technology services; and, previously, with Deloitte & Touche from 1983 to 1994. Mr. Zarrilli is a director and Chairman of the Audit Committee of NutriSystem, Inc.

PART II.
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Safeguard’s common stock is listed on the New York Stock Exchange (Symbol: SFE). The high and low sale prices reported within each quarter of 2006 and 2005 are as follows:

	High	Low
Fiscal year 2006:
First quarter	$2.57	$1.77
Second quarter	2.90	1.91
Third quarter	2.30	1.71
Fourth quarter	2.55	1.92

Fiscal year 2005:
First quarter	$2.17	$1.36
Second quarter	1.58	0.98
Third quarter	1.85	1.21
Fourth quarter	2.05	1.31
     The high and low sale prices reported in the first quarter of 2007 through March 22, 2007 were $3.15 and $2.31, respectively, and the last sale price reported on March 22, 2007, was $3.02. No cash dividends have been declared in any of the years presented, and Safeguard has no present intention to declare cash dividends.
     As of March 22, 2007, there were approximately 44,000 beneficial holders of Safeguard’s common stock.
     The following graph compares the cumulative total return on $100 invested in our common stock for the period from December 31, 2001 through December 31, 2006 with the cumulative total return on $100 invested for the same period in the Russell 2000 Index and the Dow Jones Wilshire 4500 Index. In light of the diverse nature of Safeguard’s business and based on our assessment of available published industry or line-of-business indices, we determined that no single industry or line-of-business index would provide a meaningful comparison to Safeguard. Further, we did not believe that we could readily identify an appropriate group of industry peer companies for this comparison. Accordingly, under SEC rules, we selected the Dow Jones Wilshire 4500 Index, a published market index in which the median market capitalization of the included companies is similar to our own. Safeguard’s common stock is included as a component of the Russell 2000 and Dow Jones Wilshire 4500 indices.
Comparison of Cumulative Total Returns
•	Assumes reinvestment of dividends. We have not distributed cash dividends during this period.

•	Assumes an investment of $100 on December 31, 2001.

Item 6. Selected Consolidated Financial Data
     The following table sets forth our selected consolidated financial information for the five-year period ended December 31, 2006. The selected consolidated financial data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Consolidated Financial Statements and Notes thereto included in this report. The historical results presented herein may not be indicative of future results. As a result of the sale of Mantas in October 2006, Mantas’ operating results are included in discontinued operations for all periods presented. Alliance Consulting sold its Southwest region business in July 2006; as a result the operations of the Southwest region are included in discontinued operations for all periods presented. As a result of the sale of Laureate Pharma’s Totowa, New Jersey facility in December 2005, the operating results related to its Totowa facility are included in discontinued operations in 2005. As a result of the sale of CompuCom on October 1, 2004, the operating results of CompuCom are included in discontinued operations for 2002 through 2004.

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$71,251	$124,916	$143,398	$129,676	$117,326
Short-term investments	94,155	31,770	33,555	7,081	9,986
Restricted cash	—	1,098	1,069	1,019	3,634
Working capital of continuing operations	136,894	145,996	172,737	133,332	121,935
Cash held in escrow	19,630	—	—	—	—
Total assets of continuing operations	443,381	375,344	399,616	329,696	381,565
Long-term debt, net of current portion	3,095	3,041	7,852	2,118	932
Capital leases, net of current portion	1,972	2,129	1,858	409	652
Other long-term liabilities	10,918	14,013	11,785	13,152	14,018
Convertible subordinated notes	—	—	—	200,000	200,000
Convertible senior debentures-non-current	129,000	145,000	150,000	—	—
Total shareholders’ equity	211,881	164,975	201,230	236,171	272,287

Consolidated Statements of Operations Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands except per share amounts)
Revenue:
Product sales	$10,668	$5,898	$2,211	$9,134	$19,298
Service sales	187,392	137,933	107,143	122,170	86,786

Total revenue	198,060	143,831	109,354	131,304	106,084

Operating Expenses:
Cost of sales — product	7,556	1,921	2,532	10,349	7,005
Cost of sales — service	134,834	103,260	74,882	72,824	40,979
Selling, general and administrative	99,962	74,178	73,053	73,197	94,976
Research and development	6,977	3,794	4,699	6,570	11,041
Purchased in-process research and development	—	2,183	89	265	1,129
Amortization of intangibles	3,413	2,367	2,192	1,976	1,085
Goodwill impairment	—	—	—	15,968	6,575

Total operating expenses	252,742	187,703	157,447	181,149	162,790

Operating loss	(54,682)	(43,872)	(48,093)	(49,845)	(56,706)
Other income (loss), net	5,573	7,338	38,803	48,838	(5,241)
Recovery (impairment) — related party	360	28	(3,400)	(659)	(11,434)
Interest income	6,914	4,984	2,612	2,165	6,313
Interest expense	(6,821)	(6,428)	(9,585)	(11,853)	(21,594)
Equity loss	(3,267)	(6,597)	(14,534)	(17,179)	(51,004)
Minority interest	7,120	6,356	8,736	3,216	6,389

Net loss from continuing operations before income taxes and change in accounting principle	(44,803)	(38,191)	(25,461)	(25,317)	(133,277)
Income tax benefit (expense)	1,023	83	120	(209)	(46)

Net loss from continuing operations before change in accounting principle	(43,780)	(38,108)	(25,341)	(25,526)	(133,323)
Income (loss) from discontinued operations, net of tax	89,810	6,038	(29,479)	(7,805)	4,655
Cumulative effect of change in accounting principle	—	—	—	—	(21,815)

Net income (loss)	$46,030	$(32,070)	$(54,820)	$(33,331)	$(150,483)

Basic Income (Loss) Per Share:
Net loss from continuing operations	$(0.36)	$(0.32)	$(0.21)	$(0.22)	$(1.13)
Net income (loss) from discontinued operations	0.74	0.05	(0.25)	(0.06)	0.03
Cumulative effect of change in accounting principle	—	—	—	—	(0.18)

Net income (loss)	$0.38	$(0.27)	$(0.46)	$(0.28)	$(1.28)

Diluted Income (Loss) Per Share:
Net loss from continuing operations	$(0.36)	$(0.32)	$(0.21)	$(0.22)	$(1.16)
Net income (loss) from discontinued operations	0.74	0.05	(0.25)	(0.08)	0.04
Cumulative effect of change in accounting principle	—	—	—	—	(0.18)

Net income (loss)	$0.38	$(0.27)	$(0.46)	$(0.30)	$(1.30)

Shares used in computing:
Basic and diluted income (loss) per share	121,476	120,845	119,965	118,486	117,736
     Certain amounts for prior periods in the Consolidated Financial Statements have been reclassified to conform with current period presentations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note concerning Forward-Looking Statements
     This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially, include, among others, managing rapidly changing technologies, limited access to capital, competition, the ability to attract and retain qualified employees, the ability to execute our strategy, the uncertainty of the future performance of our partner companies, acquisitions and dispositions of interests in partner companies, the inability to manage growth, compliance with government regulation and legal liabilities, additional financing requirements and the effect of economic conditions in the business sectors in which our partner companies operate, all of which are discussed in Item 1A. Business under the caption “Risk Factors.” Many of these factors are beyond our ability to predict or control. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.
     All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
     Safeguard’s charter is to build value in growth-stage technology and life sciences businesses. We provide growth capital as well as a range of strategic, operational and management resources to our partner companies. Safeguard participates in expansion financings, carve-outs, management buy-outs, recapitalizations, industry consolidations and early-stage financings. Our vision is to be the preferred catalyst for creating great technology and life sciences companies.
     We strive to create long-term value for our shareholders through building value in our partner companies. We help our partner companies in their efforts to increase market penetration, grow revenue and improve cash flow in order to create long-term value. We concentrate on companies that operate in two categories:
     Technology — including companies focused on providing software as a service (SaaS), technology-enabled services and vertical software solutions for analytics, enterprise application, infrastructure, security and communication; and
     Life Sciences — including companies focused on medical devices, molecular diagnostics, drug delivery and specialty pharmaceuticals.
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
     Equity Method. The partner companies whose results are not consolidated, but over whom we exercise significant influence, are accounted for under the equity method of accounting. We also account for our interests in some private equity funds under the equity method of accounting, based on our respective general and limited partner interests. Under the equity method of accounting, our share of the income or loss of the company is reflected in Equity Loss in the Consolidated Statements of Operations. We report our share of the income or loss of the equity method partner companies on a one quarter lag.
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
     Cost Method. Partner companies not consolidated or accounted for under the equity method are accounted for under the cost method of accounting. Under the cost method, our share of the income or losses of such partner companies is not included in our Consolidated Statements of Operations. However, the effect of the change in market value of cost method holdings classified as trading securities is reflected in Other Income (Loss), Net in the Consolidated Statements of Operations.
Critical Accounting Policies and Estimates
     Accounting policies, methods and estimates are an integral part of the Consolidated Financial Statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements as described in Note 1 to our Consolidated Financial Statements, areas that are particularly significant include the following:
•	Revenue recognition;

•	Recoverability of long-lived assets;

•	Recoverability of goodwill;

•	Recoverability of ownership interests in and advances to companies;

•	Income taxes;

•	Commitments and contingencies; and

•	Stock-based compensation.
Revenue Recognition
     During 2006, 2005 and 2004, our revenue from continuing operations was primarily attributable to Acsis (since December 2005), Alliance Consulting, Clarient, Laureate Pharma (since December 2004) and Pacific Title.

     Acsis generates revenue from (i) software fees, which consist of revenue from the licensing of software, (ii) services revenue, which consist of fees from consulting, implementation and training services, plus customer support services, and (iii) hardware and reimbursed project expenses.
     Acsis recognizes software fees in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. Although Acsis follows specific and detailed guidelines in measuring revenue, the application of those guidelines requires judgment including: (i) whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for those elements; (ii) whether customizations or modifications of the software are significant; and (iii) whether collection of the software fee is probable. Additionally, Acsis specifically evaluates any other terms in its license transactions, including but not limited to, options to purchase additional software at a future date, extended payment terms and functionality commitments not delivered with the software. Acsis recognizes software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the products has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is probable. Acsis generally recognizes license revenue using the “residual method” when there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting. For those contracts that contain significant customization or modifications, license revenue is recognized using the percentage-of-completion method.
     Most of Acsis’ software arrangements include professional services. Acsis provides professional services under service agreements on a time and material-basis or based on a fixed-price arrangement. The revenues from Acsis’ time and material-based professional consulting and implementation services are recognized as the work is performed, provided that the customer has a contractual obligation to pay, the fee is non-refundable and collection is probable. Delays in project implementation will result in delays in revenue recognition. Acsis recognizes revenues from professional consulting services under fixed-price arrangements, using the proportional-performance method based on direct labor costs incurred to date as a percentage of total estimated labor costs required to complete the project. Revisions to the estimates are reflected in the period in which changes become known. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. If Acsis does not accurately estimate the resources required or the scope of work to be performed, or if Acsis does not manage their projects properly within the planned periods of time, then future consulting margins on its projects may be negatively affected or losses on existing contracts may need to be recognized.
     Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured primarily by third parties, which are integrated with and complementary to Acsis’ software solutions. These products include computer equipment, RFID chip readers, bar code printers and scanners and other peripherals. Acsis generally purchases hardware from vendors only after receiving an order from a customer, and revenue is recognized upon shipment by the vendor to the customer unless the hardware is an element in an arrangement that includes services that involve significant customization or modifications to software, in which case, hardware revenue is bundled with the software and services are recognized on a percentage-of-completion basis.
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
     Clarient generates revenue from diagnostic services, system sales and fee-per-use charges. Clarient recognizes revenue for diagnostic services at the time of completion of services at amounts equal to the contractual rates allowed from third parties including Medicare, insurance companies and, to a small degree, private-pay patients. These expected amounts are based both on Medicare allowable rates and Clarient’s collection experience with other third party payors.

     Clarient recognizes revenue for fee-per-use agreements based on the greater of actual usage fees or the minimum monthly rental fee. Under this pricing model, Clarient owns most of the ACIS instruments that are engaged in service and, accordingly, all related depreciation and maintenance and service costs are expensed as incurred.
     Revenue for instruments that are sold is recognized and deferred using the residual method pursuant to the requirements of SOP 97-2, as amended by Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” At the outset of the arrangement with the customer, Clarient defers revenue for the fair value of its undelivered elements (e.g., maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically twelve months.
     Systems sold under a leasing arrangement are accounted for as sales-type leases pursuant to SFAS No. 13, “Accounting for Leases,” if applicable. Clarient recognizes the net effect of these transactions as a sale because of the bargain purchase option granted to the lessee.
     Clarient has entered into a distribution and development agreement with Dako, which includes multiple elements. Those elements include distribution rights, ACIS instruments, research and development services, training and maintenance. The agreement calls for an upfront payment and additional payments as instruments are delivered or milestones are achieved under the research and development component. Clarient accounts for this arrangement under the percentage-of-completion method using the zero profit margin approach. Under this approach, revenue is recognized in amounts equal to the costs incurred to provide the products and services. Clarient further limits the amount of revenue recognized to the amount of fees that are fixed or determinable under the agreement. Because Clarient does not have evidence of fair value for certain elements that span the term of the agreement, the profit earned will be recognized over the remaining term of the agreement once the research and development services are complete. As of December 31, 2006, the research and development services were ongoing.
     On March 8, 2007, Clarient sold its technology group business (which developed, manufactured and marketed the ACIS Automated Image Analysis System) and related intellectual property to Zeiss MicroImaging, Inc.
     Laureate Pharma’s revenue is primarily derived from contract manufacturing work, process development services, and formulation and filling. Laureate Pharma enters into revenue arrangements with multiple deliverables in order to meet its customers’ needs. Multiple element revenue agreements are evaluated under Emerging Issues Task Force (“EITF”) Issue Number 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 are treated as one unit of accounting for purposes of revenue recognition. Revenue is generally recognized upon the performance of services. Certain services are performed under fixed price contracts. Revenue from these contracts is recognized on a percentage—of-completion basis. When current cost estimates indicate a loss is expected to be incurred, the entire loss is recorded in the period in which it is identified. Changes in estimates of total costs could result in changes in the amount of revenue recognized.
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
     The carrying value of net intangible assets at December 31, 2006 was $16 million. The carrying value of net property and equipment at December 31, 2006 was $45 million.
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
     We test for impairment at a level referred to as a reporting unit (same as or one level below an operating segment as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”). If we determine that the fair value of a reporting unit is less than its carrying value, we assess whether goodwill of the reporting unit is impaired. To determine fair value, we use a number of valuation methods including quoted market prices, discounted cash flows and revenue and acquisition multiples. Depending on the complexity of the valuation and the significance of the carrying value of the goodwill to the Consolidated Financial Statements, we may engage an outside valuation firm to assist us in determining fair value. As an overall check on the reasonableness of the fair values attributed to our reporting units, we will consider comparing the aggregate fair values for all reporting units with our average total market capitalization for a reasonable period of time.
     The carrying value of goodwill at December 31, 2006 was $82 million.
     Our partner companies operate in industries which are rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the ultimate recoverability of the carrying value of goodwill could change in the near term and that the effect of such changes on our Consolidated Financial Statements could be material. While we believe that the current recorded carrying value of our goodwill is not impaired, there can be no assurance that a significant write-down or write-off will not be required in the future. Impairment charges related to goodwill of consolidated partner companies are included in Goodwill Impairment in the Consolidated Statements of Operations.
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

     Our partner companies operate in industries which are rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the ultimate recoverability of the carrying value of ownership interests in and advances to partner companies could change in the near term and that the effect of such changes on our Consolidated Financial Statements could be material. While we believe that the current recorded carrying values of our equity and cost method partner companies are not impaired, there can be no assurance that our future results will confirm this assessment or that a significant write-down or write-off will not be required in the future.
     Total impairment charges related to ownership interests in and advances to companies are included in the following table:

	Year Ended December 31,
Accounting Method	2006	2005	2004
	(in millions)
Equity	$—	$—	$3.7
Cost	—	1.4	3.2

Total	$—	$1.4	$6.9

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
Results of Operations
     We present our five consolidated partner companies as separate segments — Acsis, Alliance Consulting, Clarient, Laureate Pharma and Pacific Title. The results of operations of our other partner companies in which we have less than a majority interest and our ownership in private equity funds are reported in a segment called “Other Companies.” This segment also includes the gain or loss on the sale of companies and funds, except for gains and losses included in discontinued operations.
     Our management evaluates segment performance based on segment revenue, operating income (loss) and income (loss) before income taxes, which reflects the portion of income (loss) allocated to minority shareholders.
     Other items include certain expenses which are not identifiable to the operations of our operating segments. Other items primarily consists of general and administrative expenses related to our corporate operations, including employee compensation, insurance and professional fees, including legal, finance and consulting. Other items also includes interest income, interest expense and income taxes, which are reviewed by management independent of segment results.
     The following tables reflect our consolidated operating data by reportable segment. Each segment includes the results of our consolidated companies and records our share of income or losses for entities accounted for under the equity method when applicable. Segment results also include impairment charges, gains or losses related to the disposition of partner companies and the mark-to-market of trading securities. All significant inter-segment activity has been eliminated in consolidation. Accordingly, segment results reported by us exclude the effect of transactions between us and our subsidiaries and among our subsidiaries.

     Our operating results, including net income (loss) before income taxes by segment, were as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Acsis	$(8,264)	$(2,556)	$—
Alliance Consulting	127	(1,194)	(7,736)
Clarient	(9,587)	(9,717)	(12,829)
Laureate Pharma	(9,737)	(10,870)	(270)
Pacific Title	2,384	3,748	1,157
Other companies	(2,455)	(791)	26,157

Total segments	(27,532)	(21,380)	6,479

Other items:
Corporate operations	(17,271)	(16,811)	(31,940)
Income tax benefit	1,023	83	120

Total other items	(16,248)	(16,728)	(31,820)

Net loss from continuing operations	(43,780)	(38,108)	(25,341)
Income (loss) from discontinued operations, net of taxes	89,810	6,038	(29,479)

Net income (loss)	$46,030	$(32,070)	$(54,820)

     Included in the above was stock-based compensation expense, which for the year ended December 31, 2006 reflected the adoption of SFAS No. 123(R) as follows:

	Stock-Based Compensation
	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Acsis	$208	$—	$—
Alliance Consulting	1,016	329	578
Clarient	1,277	516	614
Laureate Pharma	165	—	—
Pacific Title	139	555	787

Total segment results	2,805	1,400	1,979
Other items (corporate operations)	4,037	1,265	2,273

	$6,842	$2,665	$4,252

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

Acsis
     We acquired 94% of Acsis in December 2005. Results for the year ended December 31, 2005 include only the period from acquisition (December 2, 2005) through December 31, 2005. Accordingly, the discussion of Acsis’ results of operations compares the quarter ended December 31, 2006 with the quarter ended September 30, 2006.

			Quarter Ended	Quarter Ended
	Year Ended December 31,		December 31,	September 30,
	2006	2005	2006	2006
	(In thousands)		(In thousands)
Revenue	$18,634	$2,022	$5,493	$4,156

Operating expenses:
Cost of sales	13,239	1,689	3,990	2,755
Selling, general and administrative	10,182	688	2,474	2,930
Research and development	2,501	124	804	616
Purchased in-process research and development	—	1,974	—	—
Amortization of intangibles	1,488	126	345	383

Total operating expenses	27,410	4,601	7,613	6,684

Operating loss	(8,776)	(2,579)	(2,120)	(2,528)
Interest, net	101	2	32	59
Minority interest	411	21	87	111

Net loss before income taxes	$(8,264)	$(2,556)	$(2,001)	$(2,358)

     Acsis is a leading provider of software and service solutions that assist manufacturing companies in improving efficiencies throughout the entire supply-chain. Its solutions enable manufacturers to automate plant floor/warehouse operations and take advantage of emerging automated-ID technologies, including radio frequency identification (“RFID”) and barcode.
     Acsis draws from a variety of technologies and service offerings to create a solution that matches the client’s business, budget and IT environment. Solutions range from the next generation of shop floor process automation and data collection using their xDDi enterprise solution suite, Enterprise Label Management, which enables users to design and generate customer-specific label forms directly for SAP ERP data and manage from a central location, and Line Manager, an intelligent appliance to support RFID and barcode-based product tracking for warehouse, manufacturing, packing and shipping operations, and value-added services for implementing SAPConsole and xMII. If requested, Acsis will provide all necessary hardware, consulting services and software to deliver a turnkey data-collection / supply chain solution.
     Acsis’ competition generally comes from large, diversified software or consulting businesses or niche providers with a variety of individual solutions for barcode, RFID or other data collection systems. Acsis differentiates itself by providing a single, integrated platform which can be used across the entire enterprise and supply chain to increase efficiencies and reduce operational costs.
     Acsis’ revenue is derived from (i) software fees, which consist of revenue from the licensing of software, (ii) services revenue, which consist of fees from consulting, implementation and training services, plus customer support services; and (iii) hardware and reimbursed project expenses.
     In June 2006, Safeguard acquired additional common shares of Acsis for an aggregate purchase price of $6 million in cash increasing our ownership to 96%. We funded Acsis to support its long-term growth strategy.
          At December 31, 2006, we owned a 96% voting interest in Acsis.

Revenue.
Quarter December 31, 2006 vs. September 30, 2006. Revenue increased $1.3 million, or 32.2%, in the fourth quarter of 2006 as compared to the third quarter of 2006. The increase was primarily due to a $1.4 million increase in hardware sales. Hardware sales fluctuate significantly from period to period given the timing of customer orders. With the launch of three new software products in the second and third quarters of 2006 and six new license agreements signed in the fourth quarter, Acsis expects license and services revenue to increase in 2007.
     Acsis’ top five customers accounted for approximately 55% of total revenue for the year ended December 31, 2006. Two customers each accounted for more than 10% of total revenue for the year ended December 31, 2006.
Operating Expenses.
Quarter December 31, 2006 vs. September 30, 2006. Operating expenses increased $0.9 million, or 13.9%, in the fourth quarter of 2006 as compared to the third quarter of 2006. Gross margins decreased to 27.4% for the fourth quarter of 2006, from 33.7% in the third quarter of 2006. The decrease was due to the implementation of several projects of Acsis’ new offerings requiring more labor hours than anticipated. Selling, general and administrative expense decreased $0.5 million or 15.5% for the fourth quarter of 2006 as compared to the third quarter of 2006 due to severance costs included in the third quarter of $0.5 million. Excluding these costs, selling, general and administrative costs were consistent from the third quarter of 2006 to the fourth quarter of 2006. Research and development expense increased $0.2 million or 30.5% in the fourth quarter as compared to the third quarter of 2006. Acsis expects research and development costs to increase in future periods as it continues to develop new products.
     Acsis anticipates the addition of management resources and new sales and product initiatives during 2006 to assist in growth. As a result of these strategies, Acsis expects continued losses in 2007.
     Included in operating expenses in 2005 was $2.0 million associated with an in-process research and development charge related to the acquisition of Acsis in December 2005. The amount of the charge was determined by management, which utilized a third party valuation firm to assist in the valuation of Acsis’ in-process research and development.
Alliance Consulting
     We acquired Alliance Consulting in December 2002. The financial information presented below does not include the results of operations of Alliance Consulting’s Southwest region business, which was sold in May 2006 and is included in discontinued operations for all periods presented. Alliance Consulting completed the sale of that business during the second quarter of 2006, which resulted in a net gain of $1.6 million. For the years ended December 31, 2006, 2005 and 2004, the Southwest region generated revenue of $3.1 million, $11.2 million and $21.3 million and net income of $1.6 million (including the gain on the sale of $1.6 million), $0.9 million and $2.2 million, respectively.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Revenue	$104,571	$82,604	$71,814

Operating expenses:
Cost of sales	73,837	57,030	50,193
Selling, general and administrative	28,916	25,030	28,468
Amortization of intangibles	1,010	966	592

Total operating expenses	103,763	83,026	79,253

Operating income (loss)	808	(422)	(7,439)
Other income (loss), net	157	(7)	35
Interest, net	(818)	(771)	(356)
Minority interest	(20)	6	24

Net income (loss) from continuing operations before income taxes	$127	$(1,194)	$(7,736)

     Alliance Consulting is a leading national business intelligence consultancy providing services primarily to Fortune 2000 clients in the pharmaceutical, financial services and manufacturing industries. Alliance Consulting specializes in information management, which is comprised of a full range of business intelligence solutions from data acquisition and warehousing to master data management, analytics and reporting; and application services, which includes software development, integration, testing and application support delivered through a high quality and cost effective hybrid global delivery model. Alliance Consulting has developed a strategy focused on enabling business intelligence through the application of deep domain experience and custom-tailored project teams to deliver software solutions and consulting services.
     Alliance Consulting’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period because the fiscal year ends on the Saturday closest to December 31. Fiscal years 2006, 2005 and 2004 ended on December 30, 2006, December 31, 2005 and January 1, 2005, respectively. Fiscal year 2004 was a 53-week period. References to a year included in this section refer to a fiscal year rather than a calendar year.
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
     In July 2006, Alliance Consulting completed the purchase of specific assets and assumed certain liabilities of Fusion Technologies, Inc., (“Fusion”) a provider of strategic information technology solutions to rapidly growing organizations within the United States. In October 2004, Alliance Consulting acquired Mensamind, Inc. (“Mensamind”), a software development company based in Hyderabad, India. These acquisitions provided Alliance Consulting substantial offshore capabilities for new and existing clients.
          At December 31, 2006, we owned 99% of Alliance Consulting.
Year Ended December 31, 2006 Versus 2005
Revenue. Revenue, including reimbursement of expenses, increased $22.0 million, or 26.6% in 2006 as compared to the prior year. This increase was due to the Fusion acquisition in July 2006 of approximately $7.8 million, growth in existing accounts as well as the development of new key accounts; plus the expansion of Alliance Consulting’s Outsourcing, Master Data Management and Global Delivery services. In Outsourcing engagements, Alliance Consulting assumes responsibility for managing a client’s business applications with the goal of improving reliability and performance of those applications while reducing costs. Master Data Management includes business intelligence and data management as well as corporate performance management. Global Delivery is Alliance Consulting’s high quality, lower-priced offshore delivery and support service. Revenue from these services was $32.4 million for 2006 as compared to $24.8 million for 2005.
     Alliance Consulting’s top ten customers accounted for approximately 56% of total revenue in 2006 and approximately 60% of total revenue in 2005. The same two customers each represented more than 10% of total revenue for the years ended December 30, 2006 and December 31, 2005.
     Revenue growth is expected in 2007 from further penetration of existing accounts, newly developed accounts and those from the Fusion acquisition. Alliance Consulting will continue to leverage its Outsourcing, Master Data Management and Global Delivery capabilities to facilitate growth in all of its vertical market sectors. Clients continue to award projects in multiple phases resulting in extended sales cycles and gaps between phases. Alliance Consulting must also compete against larger IT services companies with greater resources and more developed offshore delivery organizations.
Cost of Sales. Cost of sales increased $16.8 million, or 29.5% in 2006 as compared to the prior year. This increase was primarily a result of growth in revenues. Gross margin declined from 31.0% in 2005 to 29.4% in 2006 primarily due to an increase in reimbursable expenses, cost over-runs on certain fixed fee engagements and higher staffing costs; partially offset by the addition of higher-margin engagements from the Fusion acquisition.
     Alliance Consulting expects gross margins to continue to be affected by general economic uncertainty, increases in overall pricing pressures within the industry, discounts required for longer-term engagements, increased employee and contractor costs resulting from greater competition within the talent pool due to declining unemployment levels, wage inflation in India as the demand for those resources increases, resource availability, ability to retain key resources and efficiency in project management.
Selling, General and Administrative. Selling, general and administrative expenses increased $3.9 million, or 15.5% in 2006 as compared to the prior year. Selling, general and administrative expenses were 27.7% of revenue in 2006 as compared to 30.3% of revenue in 2005. The increase in dollars was primarily from the addition of Fusion selling, general and administrative expenses of approximately $2.0 million, incremental stock-based compensation charges of approximately $0.7 million due to the adoption of SFAS No. 123(R), an increase in variable compensation due to growth in revenues, a restructuring charge of $0.5 million taken to consolidate multiple facilities within the same market, recruitment fees of $0.2 million associated with expanding the sales organization and $0.2 million associated with expanding existing facilities, primarily in India. The decrease as a percentage of revenue was due to the company’s fixed costs and benefits from cost savings initiatives during the year.
     Selling, general and administrative costs are expected to increase as Alliance Consulting’s business continues to grow. As a percentage of revenue, however, costs are expected to decrease as certain costs are not expected to recur and certain costs are fixed. Alliance Consulting also expects to continue realizing benefits from cost savings initiatives and realignment of support and sales positions made throughout the year.
Interest, Net. Interest expense remained relatively flat in 2006 as compared to 2005, as a result of higher interest rates partially offset by lower outstanding debt balances during the year.
Net Income (Loss) Before Income Taxes. Net income for the year ended December 31, 2006 was $0.1 million compared to net loss of $1.2 million in 2005 due to growth in revenues, benefits from cost saving initiatives and the Fusion acquisition; partially offset by the decline in gross margins, restructuring expenses incurred and incremental stock-based compensation expense due to the adoption of SFAS No. 123(R).
Year Ended December 31, 2005 Versus 2004
Revenue. Revenue, including reimbursement of expenses, increased $10.8 million, or 15.0% in 2005 as compared to 2004. This increase was due to growth in existing accounts as well as the development of new key accounts, expansion of Alliance Consulting’s outsourcing services and new service offerings introduced in 2004, Master Data Management and Global Delivery. Revenue associated with these new services generated an aggregate of $10.9 million during 2005 as compared to $2.0 million in 2004.
Cost of Sales. Cost of sales increased $6.8 million, or 13.6% in 2005 as compared to 2004. This increase was primarily a result of growth in revenues. Gross margin improved from 30.1% in 2004 to 31.0% in 2005 due to a shift in product mix more towards higher value, higher margin business, including Master Data Management and Global Delivery, and less reimbursable expenses combined with improvements in project management as well as improved utilization. Partially offsetting these improvements were discounts of $0.4 million made to customers in exchange for multi-year engagements.
Selling, General and Administrative. Selling, general and administrative costs decreased $3.4 million, or 12.1% in 2005 as compared to 2004. Selling, general and administrative expenses were 30.3% of revenue in 2005 as compared to 39.6% of revenue in 2004. The decrease in dollars was due to the cost savings associated with reducing the non-billable workforce during 2004 and 2005, transitioning certain support functions to Alliance Consulting India, relocating Alliance Consulting’s corporate headquarters and staffing other sales offices appropriately to accommodate existing and projected staffing needs, and decreased depreciation because more assets became fully-depreciated during 2004 and 2005 without offsetting capital expenditures being made. Alliance Consulting’s 2004 selling, general and administrative also included non-capitalizable expenses associated with the Mensamind acquisition of $0.9 million, severance associated with former executives, a restructuring charge relating to the buy out provisions of the Corporate facility and higher non-cash compensation costs for certain other executives. Offsetting these savings were incremental costs associated with recognizing a full year’s costs from the Mensamind acquisition, severance relating to a senior manager and increased variable compensation directly related to the improved financial performance as compared to 2004.
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
Net Loss Before Income Taxes. Net loss decreased $6.5 million, or 84.6% in 2005 as compared to 2004. The improvement was directly related to the growth in higher margin revenue and the decrease in selling, general and administrative expenses.
Clarient

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Revenue	$33,605	$20,150	$9,769

Operating expenses:
Cost of sales	17,808	11,254	7,486
Selling, general and administrative	26,013	19,723	17,728
Research and development	4,476	3,670	4,101
Purchased in-process research and development	—	209	89
Amortization of intangibles	915	1,275	1,339

Total operating expenses	49,212	36,131	30,743

Operating loss	(15,607)	(15,981)	(20,974)
Other loss	(39)	—	—
Interest, net	(670)	(180)	(93)
Minority interest	6,729	6,444	8,238

Net loss before income taxes	$(9,587)	$(9,717)	$(12,829)

     Clarient is a comprehensive cancer diagnostics company providing cellular assessment and cancer characterization to community pathologists, academic researchers, university hospitals and biopharmaceutical companies. Clarient addresses these customers’ needs by leveraging its proprietary bright field microscopy technology to provide precise, reproducible results that targeted cancer therapies and drug discovery efforts require. Clarient leverages ACIS to provide a broad range of oncology testing services (for community pathologists focused on cancer diagnosis and prognosis) and biopharmaceutical services (in support of companies and researchers developing new cancer therapies).
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
          In September 2006, Clarient completed its acquisition of Trestle Holdings, Inc. (“Trestle”) and Trestle Acquisition Corp. (a wholly-owned subsidiary of Trestle). The purchase strategically positioned Clarient as a leading provider in the anatomical pathology market integrating image analysis, high-speed scanning capabilities and virtual microscopy into one offering. In September 2006, Safeguard acquired additional common shares of Clarient for $3.0 million, increasing our ownership to 60%. Clarient used the proceeds to support its acquisition of Trestle.
     On March 8, 2007, Clarient sold its technology group business (which developed, manufactured and marketed the ACIS Automated Image Analysis System) and related intellectual property to Zeiss MicroImaging, Inc. (the “ACIS Sale”) for an aggregate purchase price of $12.5 million (including $1.5 million in contingent purchase price).
     As of December 31, 2006, we owned a 60% voting interest in Clarient.
Year Ended December 31, 2006 Versus 2005
Revenue. Revenue increased $13.5 million, or 66.8%, in 2006 as compared to 2005. Revenue from Clarient’s service group increased $16.5 million, or 144%, from $11.4 million in 2005 to $27.9 million in 2006. This increase resulted from the execution of Clarient’s marketing and sales strategy to increase Clarient’s sales to new customers and to enter into new managed care contracts. This increase was also driven by increasing the number of available tests being performed that include immunohistochemistry, flow cytometry and florescent in-situ hybridization (FISH). Clarient anticipates that diagnostic services revenues will continue to increase as a result of increased revenue from existing customers, additional penetration of new customers (including managed care providers) by Clarient’s sales force and its offering of a more comprehensive suite of advanced cancer diagnostics.
     Partially offsetting the increase in revenues from the services group was a decline of $3.0 million in the technology group. The change was primarily the result of a decrease in instrument systems revenue from $4.4 million in 2005 to $2.0 million in 2006, a decrease of 53%, and a decline in per click revenue of $1.5 million from $4.0 million in 2005 to $2.5 million in 2006, a decrease of 38%. The decline was partially offset by an increase in development revenue in 2006 of $1.2 million compared to $0.4 million in 2005.
Cost of Sales. Cost of sales increased $6.6 million, or 58.2%, in 2006 as compared to 2005. Cost of sales for the services group in 2006 was $15.6 million compared to $8.8 million in 2005. Gross margins for Clarient’s services group for 2006 were 44% compared to 23% in 2005. The increase in gross margin in 2006 was attributable to achieving economies of scale in Clarient’s diagnostic laboratory operations. Clarient anticipates similar gross margin results for 2007.
     Cost of sales in the technology group was $2.2 million in 2006 as compared to $2.4 million in 2005. Gross margins for Clarient’s technology group were 62% in 2006 and 72% in 2005. The decrease in gross margin was a result of lower than expected sales volume combined with the anticipated lower per-system sales price as Clarient moved to its distributor sales arrangement with Dako.

Selling, General and Administrative. Selling, general and administrative expenses increased $6.3 million, or 31.9%, in 2006 as compared to 2005. Expenses related to both selling, general and administrative and diagnostic services administration are included in this category. Selling, general and administrative expenses for 2006 increased approximately $3.6 million, or 27.0%, to $17.0 million as compared to $13.4 million for the comparable period in 2005. The increase in expenses in 2006 was primarily due to increases in rent expense related to Clarient’s new facility, increases in selling expenses to support the growing diagnostics services business, higher stock-based compensation expense due to the implementation of SFAS No. 123(R) and relocation and recruiting expenses. Clarient anticipates sales expense to support its growing diagnostics services business will continue to grow in 2007, and expects general and administrative expenses to decline as a percentage of revenues as Clarient’s infrastructure costs stabilize.
     Also contributing to the overall increase in selling, general and administrative expenses was diagnostic services administration expenses, which were $9.0 million in 2006 as compared to $6.3 million in 2005. The increase was primarily due to higher collection costs due to an increase in services group revenue for the period, and the addition of medical and administrative staff to support this rapidly growing segment of Clarient’s business. Clarient expects these costs to continue to increase due to higher collection costs on an anticipated continued increase in services group revenue.
Research and Development. Research and development expenses increased $0.8 million, or 22.0%, in 2006 as compared to 2005. This increase was primarily attributable to personnel and consultants supporting the development activity under Clarient’s agreement with Dako and the addition of employees from the Trestle acquisition. While development expenses were higher, Clarient earned development fees under the terms of its distribution and development agreement with Dako, which were recognized in revenue. As a result of the ACIS Sale, Clarient expects research and development expenses to decline substantially in 2007.
Net Loss Before Income Taxes. Net loss decreased $0.1 million, or 1.3%, in 2006 as compared to 2005. The improvement was related to increases in revenue and improved gross margin in the services group, partially offset by increases in selling, general and administrative expenses and research and development expenses.
Year Ended December 31, 2005 Versus 2004
Revenue. Revenue increased $10.4 million, or 106.3%, in 2005 as compared to 2004. Clarient attributes this increase to its diagnostic services offerings, which totaled $11.4 million in 2005 compared to $2.2 million in 2004, when Clarient first began to offer its laboratory services. Revenue generated from system sales increased $2.6 million in 2005 as compared to 2004. A total of 44 ACIS systems were sold in 2005 as compared to 12 system sales in 2004. The increases were partially offset by a decline in fee-per-use revenue caused by a reduction in the aggregate of ACIS placements as a result of customers electing to purchase the equipment following the expiration of their lease and certain customers returning their ACIS equipment in order to utilize the services of Clarient’s diagnostic services laboratory.
Cost of Sales. Cost of sales increased $3.8 million or 50.3% in 2005 as compared to 2004. Clarient attributes this increase primarily to cost of sales related to diagnostic services, which was $8.8 million in 2005. These services commenced late in the second quarter of 2004. Costs were approximately 77% of diagnostic services revenue in 2005, producing a gross margin of 23%. Cost of sales related to system sales and fee-per-use declined in 2005 as compared to 2004. Gross margins for instrument systems were 72% in 2005 as compared to 52% in 2004. The improvement was due primarily to lower costs for systems sold, which in many cases were refurbished older systems and also due to lower costs of field service.
Selling, General and Administrative. Selling, general and administrative costs increased $2.0 million or 11.3% in 2005 as compared to 2004. Clarient attributes this increase primarily to diagnostic services administration. The expense was $2.8 million higher in 2005 as compared to 2004. Partially offsetting this increase was a decrease due to higher expenses in the prior year from non-cash compensation charges related to stock options and restricted stock, outside consulting costs for interim CEO management services, and the reduction of personnel as a result of the fourth quarter 2004 workforce reduction.

Research and Development. Research and development costs decreased $0.4 million or 10.5% in 2005 as compared to 2004. Clarient attributes the decline primarily to the reduction in personnel that resulted from its fourth quarter 2004 workforce reduction.
Net Loss Before Income Taxes. Net loss before income taxes decreased $3.1 million or 24.3% in 2005 as compared to 2004. The decline was primarily attributable to the reasons discussed above, partially offset by a $1.8 million decline in minority interest.
Laureate Pharma
     We acquired 100% of Laureate Pharma in December 2004. Results for the year ended December 31, 2004 include only the period from acquisition (December 3, 2004) through December 31, 2004. The financial information presented below does not include the results of operations of the Totowa facility, which was sold in December 2005 and is included in discontinued operations. For the year ended December 31, 2005, the Totowa operation generated revenue of $3.5 million and net income of $5.4 million, including a gain on the sale of $7.7 million.

	Year Ended December 31,
	2006	2005	2004
		(In thousands)
Revenue	$11,714	$7,709	$884

Operating expenses:
Cost of sales	16,060	13,919	842
Selling, general and administrative	4,783	4,261	293

Total operating expenses	20,843	18,180	1,135

Operating loss	(9,129)	(10,471)	(251)
Interest, net	(608)	(399)	(19)

Net loss from continuing operations before income taxes	$(9,737)	$(10,870)	$(270)

     Laureate Pharma is a full-service Contract Manufacturing Organization (CMO) providing critical development and Current Good Manufacturing Practices (cGMP) manufacturing services. Laureate Pharma seeks to become a leader in this segment of the biopharmaceutical industry by delivering superior development and manufacturing services to its customers.
     Laureate Pharma’s broad range of services includes: bioprocessing, quality control and quality assurance. Laureate Pharma provides process development and manufacturing services on a contract basis to biopharmaceutical companies. Laureate Pharma operates a facility in Princeton, New Jersey.
     Laureate Pharma’s customers generally include small to mid-sized biotechnology and pharmaceutical companies seeking outsourced bioprocessing manufacturing and development services. Laureate Pharma’s customers are often dependent on the availability of funding to pursue drugs that are in early stages of clinical trials, and thus have high failure rates. The loss of one or more customers can result in significant swings in profitability from quarter to quarter and year to year. Although there has been a trend among biopharmaceutical companies to outsource drug production functions, this trend may not continue. Many of Laureate Pharma’s contracts are short term in duration. As a result, Laureate Pharma seeks new contracts to sustain its revenue.
     In 2006, Laureate Pharma began an expansion of its biopharmaceutical manufacturing facility to increase capacity and broaden its service offerings.
     As of December 31, 2006, we owned a 100% voting interest in Laureate Pharma.

Year Ended December 31, 2006 Versus 2005
Revenue. Revenue increased $4.0 million, or 52.0%, in 2006 as compared to 2005. The increase was primarily due to $4.3 million in increased revenues from new client contracts. Laureate Pharma expects revenue to increase in 2007 due to new client contracts.
     Four customers each represented more than 10% of total revenue for the year ended December 31, 2006. Two customers each represented more than 10% of Laureate Pharma’s revenue from continuing operations for the year ended December 31, 2005.
Cost of Sales. Cost of sales increased $2.1 million, or 15.4%, in 2006 as compared to 2005 primarily due to increased materials and lab supplies of $1.1 million and increased staffing costs of $1.3 million to support continued revenue growth, partially offset by lower operating expenses of $0.2 million. Cost of sales is expected to increase in 2007 due to the expected growth in revenue.
Selling, General and Administrative. Selling, general and administrative expense increased $0.5 million, or 12.2%, in 2006 as compared to 2005 due to increased staffing and stock-based compensation of $0.2 million. Selling, general and administrative expenses are expected to increase in 2007 due to additional headcount and marketing expenses.
Net Loss Before Income Taxes. Net loss decreased $1.1 million, or 10.4%, in 2006 as compared to 2005. The decline in net loss was primarily attributable to the increase in revenue in 2006.
Year ended December 31, 2005.
Revenue. Revenue in the fourth quarter of 2005 increased by $0.4 million or 37.3% as compared to revenue in the third quarter of 2005 of $1.1 million. Laureate Pharma attributes this increase to a new client contract beginning in the fourth quarter, partially offset by the cancellation and timing delays related to other customers.
Operating Expenses. Operating expenses increased $0.5 million or 11.3% in the fourth quarter of 2005 as compared to operating expenses in the third quarter of 2005 of $4.1 million. Laureate Pharma attributes the increase primarily to increased personnel added in the fourth quarter.
Pacific Title

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Revenue	$29,536	$31,346	$25,609

Operating expenses:
Cost of sales	21,446	21,289	18,691
Selling, general and administrative	5,722	6,413	5,692

Total operating expenses	27,168	27,702	24,383

Operating income	2,368	3,644	1,226
Other income, net	14	272	81
Interest, net	2	(53)	(40)
Minority interest	—	(115)	(110)

Net income before income taxes	$2,384	$3,748	$1,157

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
     As of December 31, 2006, we owned a 100% voting interest in Pacific Title.
Year Ended December 31, 2006 Versus 2005
Revenue. Revenue decreased $1.8 million, or 5.8%, in 2006 as compared to 2005. The decrease was due to decreased visual effects revenue of $2.1 million, trailer revenues of $1.9 million and scan and record revenues of $1.5 million, partially offset by increases in digital intermediate and YCM archiving revenue of $3.8 million. The lower trailer revenues were due to the loss of a large client, while the reduction in visual effects work related to a second half slow down within the industry. Increased revenues from the first full year of digital intermediate and YCM film archiving services partially offset some of the decline.
     In 2006, three customers each represented more than 10% of Pacific Title’s revenue, compared to four customers in 2005.
Cost of Sales. Cost of sales increased $0.2 million, or 0.7%, in 2006 as compared to 2005 despite the decrease in revenues. The increase was primarily attributable to increased staffing and wages and benefits as well as $0.2 million in incremental costs associated with the YCM business. These increases were offset by $0.6 million in equipment lease costs related to leases that had expired. Pacific Title expects margins to improve modestly in 2007 due to product mix and certain cost control measures put in place in the fourth quarter of 2006.
Selling, General and Administrative. Selling, general and administrative expense decreased $0.7 million, or 10.8%, in 2006 as compared to 2005. The decline was primarily due to a $0.5 million reduction in management incentive bonuses and a $0.4 million reduction in deferred stock unit amortization expense.
Net Income before Income Taxes. Net income declined $1.4 million, or 36.4%, in 2006 as compared to 2005. The decline was primarily due to the decline in revenues and increased cost of sales, partially offset by the decreases in selling, general and administrative expense.
Year Ended December 31, 2005 Versus 2004
Revenue. Total revenue increased $5.7 million or 22.4% to $31.3 million in 2005 as compared to $25.6 million in 2004. Pacific title attributed the increase to increases in the traditional business of trailer production due to the combination of a pricing increase in early 2005 and increased volume and third party scanning and recording, supplemented by revenue from two new business lines, digital intermediate and YCM revenue. Modest increases in visual effects and scanning and recording were offset by continued declines in analog and photochemical businesses.
Cost of Sales. Cost of sales increased $2.6 million or 13.9% to $21.3 million in 2005 as compared to $18.7 million in 2004. Pacific Title attributes this increase to increases in labor and film costs, mainly related to increased sales and increases in depreciation and maintenance expenses related to increased capital expenditures and warranties of newer equipment expiring. Gross margin increased to 32% in 2005 as compared to 27% in 2004, due to utilization of under-utilized capacity, offset by lower margins on its newer offerings until scale is achieved.
Selling, General and Administrative. Selling, general and administrative expenses increased $0.7 million or 12.7% to $6.4 million in 2005 as compared to $5.7 million in 2004. Pacific Title attributes the increase to increases in sales staffing and wages, commissions and management performance bonuses due to improved company performance.
Net Income before Income Taxes. Net income increased $2.6 million in 2005. The increase was primarily due to increased revenues and improved gross profit margin.

Other Companies

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Revenue	$—	$—	$1,278
Total operating expenses	—	—	2,674

Operating loss	—	—	(1,396)
Other income, net	812	5,826	40,939
Interest, net	—	—	(10)
Minority interest	—	—	584
Equity loss	(3,267)	(6,617)	(13,960)

Net income (loss) before income taxes	$(2,455)	$(791)	$26,157

     Revenue for the Other Companies segment in 2004 was primarily derived from Tangram, through its sale in February 2004.
Other Income, Net

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Gain on sale of companies and funds, net	$1,181	$7,292	$44,486
Gain (loss) on trading securities	330	(229)	(396)
Impairment charges	—	(1,425)	(3,197)
Other	(699)	188	46

	$812	$5,826	$40,939

     Gain on sale of companies and funds for the year ended December 31, 2006 of $1.2 million primarily related to the sale of a cost method investment whose carrying value was zero.
     Gain on sale of companies and funds for the year ended December 31, 2005 of $7.3 million, was primarily attributable to gains on the sales of certain interests in private equity funds. Total proceeds from the sale of these interests in private equity funds during 2005 were $27.6 million. As a result of the sale, we were also relieved of $9.1 million of future fund commitments.
     Gain on sale of companies and funds for the year ended December 31, 2004 of $44.5 million included a gain of $31.7 million related to the sale of our interest in Sanchez and a gain of $8.5 million related to our sale of Tangram. Also included was $2.7 million attributable to a distribution from a bankruptcy proceeding and $1.5 million relating to the final payment of an installment sale of a company sold in 1997. Total net cash proceeds for sales of companies and funds were $37.5 million in 2004.
     Gain on trading securities in 2006 primarily reflected a net gain of $0.4 million on the sale of our holdings in Traffic.com.
     Loss on trading securities in 2005 reflected the loss on the sale of holdings in stock distributed from a private equity fund, which were sold during the second quarter of 2005. Loss on trading securities in 2004 primarily reflected the adjustment to fair value of our holdings in Opsware and the subsequent loss on sale of Opsware stock of $0.1 million.
     We have recorded impairment charges for certain holdings accounted for under the cost method determined to have experienced an other-than-temporary decline in value in accordance with our existing policy regarding impairment of ownership interests in and advances to companies.

Equity Loss. Equity loss fluctuates with the number of partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity investee, or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Share of our equity method companies’ results of operations	$(2,854)	$(2,319)	$(3,484)
Share of private equity funds’ results of operations	(413)	(4,298)	(6,759)
Impairment charges	—	—	(3,717)

	$(3,267)	$(6,617)	$(13,960)

     During 2006, we acquired interests in four companies accounted for under the equity method: Advantage Healthcare Solutions, NuPathe, Portico Systems and Rubicor Medical. Included in equity loss in 2006 were in-process research and development charges of $1.0 million and $0.6 million related to the allocations of purchase price of NuPathe and Rubicor Medical, respectively. New holdings in growth-stage companies are expected to lead to larger equity losses until those companies reach scale and achieve profitability.
     During 2005, we restructured our ownership holdings in four private equity funds from a general partner to a special limited partner interest and we began accounting for these funds on the cost method. In December 2005, we sold most of our holdings in certain private equity funds. The decrease in equity loss related to private equity funds in 2006 compared to 2005 was a result of the sale of these holdings. These equity funds accounted for $3.4 million and $5.3 million of equity loss in 2005 and 2004, respectively.
Corporate Operations

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
General and administrative costs, net	$(20,112)	$(16,616)	$(16,783)
Stock-based compensation	(4,037)	(1,265)	(2,273)
Depreciation	(197)	(182)	(203)
Interest income	6,703	4,871	2,409
Interest expense	(4,617)	(4,914)	(8,864)
Recovery (impairment) — related party	360	28	(3,400)
Other income (loss), net	4,629	1,267	(2,826)

	$(17,271)	$(16,811)	$(31,940)

General and Administrative Costs, Net. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and consulting, and travel-related costs. General and administrative costs increased $3.5 million in 2006 as compared to 2005. The increase was primarily related to a $1.5 severance charge in 2006 and a $1.4 increase in employee costs due to new hires to support Safeguard’s long-term strategy, partially offset by a $0.8 decrease in insurance expense. General and administrative costs decreased $0.2 million in 2005 as compared to 2004. The net decrease was primarily attributable to a decline in insurance expense.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. The increase of $2.8 million for 2006 as compared to 2005 was primarily attributable to the adoption of SFAS No. 123(R) on January 1, 2006. Prior to the adoption of SFAS 123(R) the Company recognized expense related to restricted stock and deferred stock units but not stock options. Stock-based compensation expense for 2006 included $1.9 million related to market-based awards and $2.1 million related to service-based awards, respectively. Stock based compensation expense related to corporate operations is included in Selling, general and administrative in the Consolidated Statements of Operations.

Interest Income. Interest income includes all interest earned on cash and marketable security balances. Interest income increased $1.8 million in 2006 as compared to 2005 due to higher interest rates partially offset by lower invested cash balances in 2006 as compared to 2005. Interest income increased $2.5 million in 2005 as compared to 2004 due to increased interest rates earned on invested cash balances.
Interest Expense. Interest expense is primarily related to our 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense decreased $0.3 million in 2006 as compared to 2005. The decline was attributable to the repurchase of $21 million of face value of the 2024 Debentures in 2006. Interest expense decreased $4.0 million in 2005 as compared to 2004. The decline was attributable to the retirement of the 2006 Notes in 2004, including expenses in 2004 of $1.4 million due to the accelerated amortization of deferred issuance costs.
Recovery (Impairment) — related party. In May 2001, we entered into a loan agreement with Mr. Musser, our former CEO. In December 2006, we restructured the obligation so that we could obtain new collateral. We received cash of $1.0 million from the sale of collateral, which exceeded our then carrying value of the loan. The excess of $0.4 million is reflected as Recovery-related party in the Consolidated Statements of Operations. Future cash receipts in excess of the carrying value of the note will be recognized as Recovery-related party. The carrying value of the loan at December 31, 2006 was zero.
Other. Included in 2006 was a net gain of $4.3 million on the repurchase of $21 million of face value of the 2024 Debentures. Included in this category for 2005 was a $1.0 million gain related to the sale of a legacy asset. Included in this category in 2004 were costs associated with the repurchase of our 2006 Notes, including $1.8 million due to the accelerated amortization of deferred issuance costs and $1.4 million related to commissions and premiums paid.
Income Tax (Expense) Benefit
     Our consolidated net income tax benefit for 2006, was $1.0 million. We recognized tax expense of $0.3 million related to our share of net state tax expenses recorded by subsidiaries. We recognized a $1.3 million tax benefit related to uncertain tax positions for which the statute of limitations expired during the period in the applicable tax jurisdictions. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the net operating loss benefit that would have been recognized in 2006 was offset by a valuation allowance.
Discontinued Operations
     In October 2006, we completed the sale of our interest in Mantas for net proceeds of $112.8 million, including $19.3 million held in escrow, to i-flex® solutions, ltd., an affiliate of Oracle Corporation. As a result of the sale, we recorded a gain of $83.9 million in the fourth quarter of 2006. The results of Mantas are reported in discontinued operations for all periods through the date of its sale. Mantas sold its telecommunications business and certain related assets and liabilities in the first quarter of 2006 for $2.1 million in cash. As a result of the sale, Mantas recorded a gain of $1.9 million in the first quarter of 2006 which is also reported in discontinued operations.
     Alliance Consulting completed the sale of its Southwest region in May 2006 for proceeds of $4.5 million, including cash of $3.0 million and stock of the acquiror of $1.5 million which was subsequently sold. As a result of the sale, Alliance Consulting recorded a gain of $1.6 million in the second quarter of 2006. Alliance Consulting’s Southwest region is reported in discontinued operations for all periods presented through the date of its sale.
     In December 2005, Laureate Pharma sold its Totowa, New Jersey facility for $16.0 million in cash and recorded a gain of $7.7 million on the transaction. The operating results of the Totowa facility are reported in discontinued operations in 2005.
     In October 2004, we sold our interest in CompuCom for $128 million in gross cash proceeds and recorded a gain of $1.8 million on the sale. The results of CompuCom are reported in discontinued operations in 2004 through the date of its sale.

     The income from discontinued operations in 2006 of $89.8 million was primarily attributable to the gain on the sale of Mantas and the gain on sale of Alliance Consulting’s Southwest region.
     The income from discontinued operations in 2005 of $6.0 million was primarily attributable to the gain on the sale of the Totowa, New Jersey facility by Laureate Pharma partially offset by losses from Totowa and the Mantas telecommunications business. The loss from discontinued operations in 2004 of $29.5 million was primarily attributable to impairment charges in 2004 related to the sale of CompuCom of $19.8 million, net of a $1.8 million gain on sale, $11.9 million loss from Mantas, partially offset by $2.2 million of income from Alliance Consulting’s Southwest region.
Liquidity And Capital Resources
     Parent Company
     We fund our operations with cash on hand as well as proceeds from sales of and distributions from partner companies, private equity funds and marketable securities. In prior periods, we have also used sales of our equity and issuance of debt as sources of liquidity. Our ability to generate liquidity from sales of partner companies, sales of marketable securities and from equity and debt issuances has been adversely affected from time to time by the decline in the US capital markets and other factors.
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
     As of December 31, 2006, at the parent company level, we had $60.0 million of cash and cash equivalents and $94.1 million of marketable securities for a total of $154.1 million. In addition to the amounts above, we had $9.6 million in escrow associated with our interest payments due on the 2024 Debentures through March 2009, $19.4 million of restricted cash held in escrow, including accrued interest, associated with our sale of Mantas and our consolidated subsidiaries had cash and cash equivalents of $11.0 million.
     On a consolidated basis, proceeds from sale of discontinued operations were $99.6 million in 2006, $14.7 million in 2005 and $125.9 million in 2004. Proceeds from sales of and distributions from partner companies and private equity funds were $1.5 million in 2006, $28 million in 2005 and $39 million in 2004. Proceeds from sales of available-for-sale and trading securities were $3.6 million in 2006, $0.2 million in 2005 and $15 million in 2004.
     In May 2006, we renewed our revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees of up to $55 million. Borrowing availability under the facility is reduced by the amounts outstanding for our borrowings and letters of credit and amounts guaranteed under partner company facilities maintained with that same lender. This credit facility matures in May 2007 and bears interest at the prime rate (8.25% at December 31, 2006) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times our borrowings and letters of credit and amounts borrowed by partner companies under the guaranteed portion of the partner company facilities maintained at the same bank. As of December 31, 2006, three subsidiaries were not in compliance with certain financial covenants under their respective facilities and subsequently received waivers from the lender.
     In November 2006, we initiated an additional revolving credit facility with a separate bank that provides for borrowings and issuances of letters of credit and guarantees of up to $20 million. Borrowing availability under the facility is reduced by the amounts outstanding for our borrowings and letters of credit and amounts guaranteed under partner company facilities maintained with that same lender. This credit facility bears interest at the prime rate for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times our borrowings and letters of credit and amounts borrowed by partner companies under the guaranteed portion of the partner company facilities maintained at the same bank. The credit facility matures in November 2007.

     Availability under our revolving credit facilities at December 31, 2006 was as follows (in thousands):

Total
Size of facilities	$75,000
Subsidiary facilities at same banks (a)	(28,000)
Outstanding letter of credit (b)	(6,336)

Amount available at December 31, 2006	$40,664

(a)	Our ability to borrow under the credit facilities is limited by the amounts outstanding for our borrowings and letters of credit and amounts guaranteed under partner company facilities maintained at the same respective banks. Of the total facilities, $25.5 million was outstanding under these facilities at December 31, 2006 and was included as debt on the Consolidated Balance Sheet.

(b)	In connection with the sale of CompuCom, we provided to the landlord of CompuCom’s Dallas headquarters, a letter of credit, which will expire on March 19, 2019, in an amount equal to $6.3 million.
     On February 28, 2007, all subsidiary facilities were extended for one year, with the exception of Acsis’ facility, which expires in August 2008 and Pacific Title’s facility which was not renewed by Pacific Title and under which there were no borrowings. In addition to the extension of the maturity dates, a subsidiary’s working capital line was increased by $5.5 million and that same subsidiary entered into a $6 million equipment facility, all of which we guaranteed. Our $10 million guarantee on a subsidiary facility was decreased to $5 million and related interest rates on outstanding borrowings were also changed. In January 2007, Clarient increased its facility by $3.5 million, all of which we guaranteed. As a result of these amendments, our availability under the facilities has decreased by $10.3 million. Availability under the facilities at March 22, 2007 was $30.4 million.
     We have committed capital of approximately $6.2 million comprising commitments made to various private equity funds in prior years and a conditional commitment to provide a partner company with additional funding, to be funded over the next several years, including approximately $4.9 million which is expected to be funded in the next twelve months. We do not intend to commit to new investments in additional private equity funds and may seek to further reduce our current ownership interests in, and our existing commitments to the funds in which we hold interests.
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
     In May 2001, we entered into a $26.5 loan agreement with Warren V. Musser, our former Chairman and Chief Executive Officer. Through September 30, 2006, we recognized net impairment charges against the loan of $15.4 million to the estimated value of the collateral that we in held at each respective date. Our efforts to collect Mr. Musser’s outstanding loan obligation have included the sale of existing collateral, obtaining and selling additional collateral, litigation and negotiated resolution. Since 2001 and through September 30, 2006 we received a total of $15.2 million in cash payments on the loan. In December 2006, we restructured the obligation to reduce the amount outstanding to $14.8 million, bearing interest rate of 5% per annum, so that we could obtain new collateral, which is expected to be the primary source of repayment, along with additional collateral required to be provided to us over time. Cash payments, when received, will reduce the carrying value of the note, and thereafter, will be recognized as Recovery-related party in our Consolidated Statements of Operations. Subsequent to the restructuring of the obligation and prior to December 31, 2006, we received cash of approximately $1.0 million from the sale of collateral.
     We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for further distribution to the fund’s limited partners (the “clawback”). Assuming for these purposes only that the funds were liquidated or dissolved on December 31, 2006 and the only distributions from the funds were equal to the carrying value of the funds on the December 31, 2006 financial statements, the maximum clawback we would be required to return for our general partner interest is $8 million. As of December 31, 2006 management estimated this liability to be approximately $6.7 million, of which $5.3 million was reflected in accrued expenses and other current liabilities and $1.4 million was reflected in other long-term liabilities on the Consolidated Balance Sheets.
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
     We have outstanding $129 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on these 2024 Debentures is payable semi-annually. At the note holders’ option, the notes are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the notes at December 31, 2006 was $7.2174 of principal amount per share. The closing price of our common stock on December 31, 2006 was $2.42. The note holders may require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. The note holders may also require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the 2024 Debentures commencing March 20, 2009. During 2006, we repurchased $21 million of face value of the 2024 Debentures for $16.4 million in cash, including accrued interest.
     For the reasons we presented above, we believe our cash and cash equivalents at December 31, 2006, availability under our revolving credit facilities and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next twelve months, including commitments to our existing companies and funds, our current operating plan to acquire interests in new partner companies, potential monetization activities, possible additional funding of existing partner companies and our general corporate requirements.
     Consolidated Subsidiaries
     Most of our consolidated subsidiaries incurred losses in 2006 and may need additional capital to fund their operations. From time-to-time, some or all of our consolidated subsidiaries may require additional debt or equity financing or credit support from us to fund planned expansion activities. If we decide not to provide sufficient capital resources to allow them to reach a positive cash flow position, and they are unable to raise capital from outside resources, they may need to scale back their operations. If Alliance Consulting and Pacific Title meet their business plans for 2007 and the related milestones established by us, we believe they will have sufficient cash or availability under established lines of credit to fund their operations for at least the next twelve months. We expect Acsis and Clarient will require additional capital in 2007 to fund their business plans, and we believe that Laureate Pharma may need additional capital in 2007. As described below, we have recently provided a revolving line of credit to Clarient, and we intend to support Acsis and Laureate Pharma capital requirements as needed.
     Consolidated subsidiaries have outstanding credit facilities that provide for borrowings of up to $57.5 million. These facilities contain financial and non-financial covenants and expire at various points in the first quarter of 2007, with the exception of Acsis’ credit facility, which was renewed in August 2006 and expires in 2008. As of December 31, 2006, three subsidiaries were not in compliance with certain financial covenants under their respective facilities and subsequently received waivers from the lender.
     As of December 31, 2006, outstanding borrowings under these facilities were $25.5 million.
     On March 7, 2007, we provided a subordinated revolving credit line (the “Mezzanine Facility”) to Clarient. Under the Mezzanine Facility, which expires December 8, 2008, we committed to provide Clarient access to up to $6 million in working capital funding. Amounts funded under the Mezzanine Facility will earn interest at an annual rate of 12%. The Mezzanine Facility was originally $12 million, but was reduced by $6 million as a result of the ACIS Sale.
     In September 2006, Clarient entered into a $5 million senior secured revolving credit agreement. Borrowing availability under the agreement is based on the level of Clarient’s qualified accounts receivable, less certain reserves. The agreement has a two-year term and bears interest at variable rates based on the lower of LIBOR plus 3.25% or the prime rate plus 0.5%. As of December 31, 2006, Clarient borrowed $2.5 million and had no availability under this facility based on the level of qualified accounts receivable. As of December 31, 2006, Clarient was not in compliance with a financial covenant under this agreement and subsequently received a waiver from the lender.
     Clarient also entered into a Master Purchase Agreement pursuant to which it sold its ACIS cost-per-test units that were previously leased to customers for a gross amount of $2.7 million in 2006.
     Analysis of Parent Company Cash Flows
Cash flow activity for the Parent Company was as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Net cash used in operating activities	$(12,039)	$(13,534)	$(24,463)
Net cash (used in) provided by investing activities	(16,159)	(16,000)	86,070
Net cash provided by (used in) financing activities	(20,169)	9,572	(54,863)

	$(48,367)	$(19,962)	$6,744

     Cash Used In Operating Activities
2006 vs. 2005. Cash used in operating activities decreased $1.5 million in 2006 as compared to 2005. The decrease was primarily due to a changes in working capital and an increase in interest income as a result of higher average interest rates, partially offset by an increase in operating costs.
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
2006 vs. 2005. Cash (used in) investing activities increased $0.2 million in 2006 as compared to 2005. The increase was primarily due to an $7.6 million increase in cash used to acquire ownership interests in companies and subsidiaries, a $64.2 million increase in cash used to purchase short-term investments and a $27.9 million decrease in proceeds from sales of and distributions from companies, partially offset by an increase in proceeds from sale of discontinued operations of $93.4 million and a $3.3 million increase in proceeds from sales of available-for-sale and trading securities.
2005 vs. 2004. Cash (used in) provided by investing activities declined $102.1 million in 2005 as compared to 2004. The decline was primarily attributable to $125.9 million received in 2004 from the sale of CompuCom, a $14.5 million decline in proceeds from sales of available-for-sale and trading securities, as well as a $9.6 million decline in proceeds from sales of and distributions from companies, partially offset by $13.3 million less cash used to acquire ownership interest in companies and subsidiaries, net of cash acquired, and a net increase of $27.8 million of cash provided by sale of restricted cash and short-term investments. In December 2005, we sold our holdings in eight private equity funds for $24 million in cash proceeds. Included in 2004 was $32.1 million in cash proceeds related to our sale of Sanchez and proceeds from sales of available-for-sale and trading securities of $14.8 million. Partially offsetting these amounts in 2004 was a $12.5 million investment in Clarient as compared to $9.0 million in 2005.

Also included in 2004 was $5.0 million repayment of an advance to a related party. The 2004 period reflected a net increase of $26.0 million in short-term investments, including commercial paper and certificates of deposit, as the company invested in longer maturity securities to take advantage of higher interest rates.
     Cash (Used In) Provided by Financing Activities
2006 vs. 2005. Cash provided by (used in) financing activities decreased $29.7 million in 2006 as compared to 2005, primarily due to the repurchase of a portion of our convertible senior debentures for $16.2 million, excluding accrued interest, and the repayment of intercompany advances from a subsidiary.
2005 vs. 2004. Cash provided by financing activities increased $64.4 million in 2005 as compared to 2004. The activity in 2004 related to net proceeds of $145.1 million from the issuance of our 2024 Debentures, offset by $201.4 million which was used to redeem the 2006 Notes.
     Consolidated Working Capital From Continuing Operations
     Consolidated working capital from continuing operations decreased to $137 million at December 31, 2006 compared to $146 million at December 31, 2005. The decrease is primarily attributable to cash used to fund new and follow-on holdings and to fund continuing operations, partially offset by proceeds from sale of discontinued operations.
     Analysis of Consolidated Cash Flows
     Cash flow activity was as follows, including cash flows from Mantas’ business for which cash was included in current assets from discontinued operations for all periods presented.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Net cash (used in) provided by operating activities	$(18,379)	$(21,910)	$19,123
Net cash (used in) provided by investing activities	(27,590)	1,411	87,432
Net cash provided by (used in) financing activities	(5,527)	2,360	(34,826)

	$(51,496)	$(18,139)	$71,729

     Cash (Used In) Provided by Operating Activities
2006 vs. 2005. Net cash used in operating activities decreased $3.5 million in 2006 as compared to 2005. The decrease was primarily due to favorable changes in working capital, offset partially by results of continuing operations of partner companies.
2005 vs. 2004. Net cash used in operating activities increased $41.0 million in 2005 as compared to 2004. The increase was primarily attributable to working capital changes partially offset by improved results at partner companies.
     Cash Provided by Investing Activities
     Cash provided by investing activities primarily reflects the acquisition of ownership interests in partner companies from third parties, partially offset by proceeds from the sales of non-strategic assets and private equity funds.
2006 vs. 2005. Net cash used in investing activities increased $29.0 million in 2006 as compared to 2005. The increase was primarily attributable to a $64.2 million increase in cash used to purchase short-term investments, a $8.6 million increase in cash used to acquire ownership interests in companies and funds, a $8.8 million increase in cash used for acquisitions by subsidiaries and a decrease of $26.7 million in proceeds from sales of and distributions from companies, partially offset by a $85.0 million increase in proceeds from sale of discontinued operations.

2005 vs. 2004. Cash provided by investing activities decreased by $86.0 million in 2005 as compared to 2004. A decrease of $111.2 million was attributable to a decline in proceeds from discontinued operations. Included in 2005, were $14.7 million net cash proceeds related to the sale of Laureate Pharma’s Totowa, New Jersey facility. Included in 2004 were proceeds of $125.9 million related to the sale of CompuCom. The decrease was also attributable to a $14.5 million decline in proceeds from sales of available-for-sale and trading securities and $10.9 million decline in proceeds from sales of and distributions from partner companies and private equity funds. Included in 2004 was $32.1 million in cash proceeds related to our sale of Sanchez and proceeds from sales of available-for-sale and trading securities of $14.8 million.
     Also included in 2004 was a net increase of $26.0 million in short-term investments, including commercial paper and certificates of deposit, as the company invested in longer maturity securities to take advantage of higher interest rates.
     Cash Provided by (Used In) Provided by Financing Activities
2006 vs. 2005. Net cash (used in) provided by financing activities decreased $7.9 million in 2006 as compared to 2005, primarily due to the repurchase of a portion of our convertible senior debentures for $16.2 million, excluding accrued interest, partially offset by increased borrowings on revolving credit facilities.
2005 vs. 2004. Net cash provided by financing activities increased $37.2 million in 2005 as compared to 2004. Included in 2005 was $6.2 million related to issuance of subsidiary common stock to third parties by Clarient, as compared to $13.5 million in 2004. The activity in 2004 related to net proceeds of $145.1 million from the issuance of our 2024 Debentures, offset by $201.4 million which was used to redeem the 2006 Notes.
Contractual Cash Obligations and Other Commercial Commitments
     The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2006, by period due or expiration of the commitment.

	Payments Due by Period
			2008 and	2010 and	Due after
	Total	2007	2009	2011	2011
	(In millions)
Contractual Cash Obligations:
Lines of credit (a)	$25.0	$25.0	$—	$—	$—
Long-term debt (a)	4.9	1.8	3.1	—	—
Capital leases	4.1	2.1	2.0	—	—
Convertible senior debentures (b)	129.0	—	—	—	129.0
Operating leases	24.8	5.9	9.0	3.6	6.3
Funding commitments (c)	6.2	4.9	1.2	0.1	—
Potential clawback liabilities (d)	6.7	5.3	—	—	1.4
Other long-term obligations (e)	3.6	0.8	1.6	1.2	—

Total Contractual Cash Obligations	$204.3	$45.8	$16.9	$4.9	$136.7

	Amount of Commitment Expiration by Period
			2008 and	2010 and	Due after
	Total	2007	2009	2011	2011
	(in millions)
Other Commitments:
Letters of credit (f)	$9.4	$3.1	$—	$—	$6.3

(a)	We have various forms of debt including lines of credit, term loans and equipment leases. Of our total outstanding guarantees of $36.5 million, $25.5 million of outstanding debt associated with the guarantees was included on the Consolidated Balance Sheets at December 31, 2006. See Note 17 to the Consolidated Financial Statements. The remaining $11.0 million was not reflected on the Consolidated Balance Sheets or in the above table.

(b)	In February 2004, we completed the issuance of $150 million of the 2024 Debentures with a stated maturity of March 15, 2024. During 2006, we repurchased $21 million of the face value of the 2024 Debentures for $16.4 million in cash. The 2024 Debenture holders may require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount plus accrued and unpaid interest.

(c)	These amounts include funding commitments to private equity funds and private companies. The amounts have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management. Also included is our $3.0 million conditional commitment to provide a partner company with additional funding.

(d)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for a further distribution to the fund’s limited partners (the “clawback”). Assuming the funds were liquidated or dissolved on December 31, 2006 and the only value provided by the funds was the carrying values represented on the December 31, 2006 financial statements, the maximum clawback we would be required to return is $8 million. As of December 31, 2006, management estimated its liability to be approximately $6.7 million, of which $5.3 million was reflected in accrued expenses and other current liabilities and $1.4 million was reflected in other long-term liabilities on the Consolidated Balance Sheets.

(e)	Reflects the amount payable to our former Chairman and CEO under a consulting contract.

(f)	Letters of credit include a $6.3 million letter of credit provided to the landlord of CompuCom’s Dallas headquarters lease in connection with the sale of CompuCom and $3.1 million of letters of credit issued by subsidiaries supporting their office leases.
     We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $8 million at December 31, 2006.
     As of December 31, 2006, Safeguard and its subsidiaries consolidated for tax purposes had federal net operating loss carryforwards and federal capital loss carryforwards of approximately $254 million and $140 million, respectively. The net operating loss carryforwards expire in various amounts from 2007 to 2024. The capital loss carryforwards expire in various amounts from 2007 to 2008. Limitations on utilization of both the net operating loss carryforwards and capital loss carryforwards may apply.
     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations.
     Recent Accounting Pronouncements
     In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors using both the income statement approach and the balance sheet approach. In the initial year of adoption, if a company determines that an adjustment to prior year financial statements is required under either approach, SAB 108 allows for a one-time cumulative-effect adjustment to beginning retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have an impact on our consolidated financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained upon examination by the applicable taxing authority. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows and will consist of reclassification of certain income tax-related liabilities.
     In November 2005, the FASB issued FASB Staff Position SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards”, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS No. 123(R). In the fourth quarter of 2006, we adopted the short-cut method to calculate the APIC Pool.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. See Note 12 to the Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in partner companies, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities. Based on closing market prices at December 31, 2006, the fair market value of our holdings in public securities was approximately $73.3 million. A 20% decrease in equity prices would result in an approximate $14.7 million decrease in the fair value of our publicly traded securities.
     In February 2004, we completed the issuance of $150 million of fixed rate notes with a stated maturity of March 2024. In 2006, we repurchased a total of $21 million face value of the 2024 Debentures. Interest payments of approximately $1.7 million each are due March and September of each year. The holders of these 2024 Debentures may require repurchase of the notes on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. On October 8, 2004, we utilized approximately $16.7 million of the proceeds from the CompuCom sale to escrow interest payments due through March 15, 2009.

					Fair
					Market
				After	Value at
Liabilities	2007	2008	2009	2009	12/31/06
Convertible Senior Debentures due by year (in millions)	$—	$—	$—	$129.0	$104.5
Fixed Interest Rate	2.625%	2.625%	2.625%	2.625%

Interest Expense (in millions)	$3.4	$3.4	$3.4	$54.9

     At December 31, 2006, our outstanding debt totaled $34.0 million, which consisted of fixed rate debt of $6.0 million and variable-rate debt of $28.0 million. Based on our 2006 average outstanding borrowings under our variable-rate debt, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings and cash flows by approximately $0.5 million.
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
     Management evaluated our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective.
     Our independent registered public accounting firm, KPMG LLP, has audited management’s assessment of our internal control over financial reporting. Their opinion on management’s assessment and the effectiveness of our internal control over financial reporting and their opinion on our financial statements appear on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Safeguard Scientifics, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing on page 63 of the financial statements, that Safeguard Scientifics, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Safeguard Scientifics, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Safeguard Scientifics, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Safeguard Scientifics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 27, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Safeguard Scientifics, Inc.:
     We have audited the accompanying consolidated balance sheets of Safeguard Scientifics, Inc. (the “Company”) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1, to the consolidated financial statements, the Company adopted SFAS No. 123R, Share-Based Payment, on January 1, 2006.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting of Safeguard Scientifics, Inc. as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 27, 2007

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
	(In thousands except per
	share data)
ASSETS
Current Assets:
Cash and cash equivalents	$71,251	$124,916
Restricted cash — current	—	1,098
Marketable securities	94,155	31,770
Restricted marketable securities	3,869	3,805
Accounts receivable, less allowances ($1,793 — 2006; $1,720 — 2005)	38,560	41,006
Prepaid expenses and other current assets	7,151	5,498
Current assets of discontinued operations	—	12,263

Total current assets	214,986	220,356
Property and equipment, net	44,889	37,739
Ownership interests in and advances to companies	54,548	17,897
Long-term marketable securities	487	3,311
Long-term restricted marketable securities	5,737	9,457
Intangible assets, net	16,426	15,312
Goodwill	82,498	77,972
Cash held in escrow	19,630	—
Other	4,180	5,563
Non-current assets of discontinued operations	—	28,695

Total Assets	$443,381	$416,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of credit line borrowings	$25,014	$13,023
Current maturities of long-term debt	3,938	3,374
Current portion of convertible senior debentures	—	5,000
Accounts payable	11,111	10,358
Accrued compensation and benefits	14,614	12,310
Accrued expenses and other current liabilities	19,165	14,567
Deferred revenue	4,250	3,465
Current liabilities of discontinued operations	—	12,718

Total current liabilities	78,092	74,815
Long-term debt	5,067	5,170
Other long-term liabilities	10,918	14,013
Convertible senior debentures	129,000	145,000
Deferred taxes	911	895
Minority interest	5,491	10,478
Non-current liabilities of discontinued operations	—	956
Commitments and contingencies Redeemable subsidiary stock-based compensation	2,021	—
Shareholders’ Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 120,419 and 119,935 shares issued and outstanding in 2006 and 2005, respectively	12,042	11,993
Additional paid-in capital	750,361	747,953
Accumulated deficit	(551,058)	(597,088)
Accumulated other comprehensive income	536	3,166
Treasury stock, at cost (2 shares-2005)	—	(6)
Unamortized deferred compensation	—	(1,043)

Total shareholders’ equity	211,881	164,975

Total Liabilities and Shareholders’ Equity	$443,381	$416,302

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands except per share data)
Revenue:
Product sales	$10,668	$5,898	$2,211
Service sales	187,392	137,933	107,143

Total revenue	198,060	143,831	109,354

Operating Expenses:
Cost of sales — product	7,556	1,921	2,532
Cost of sales — service	134,834	103,260	74,882
Selling, general and administrative	99,962	74,178	73,053
Research and development	6,977	3,794	4,699
Purchased in-process research and development	—	2,183	89
Amortization of intangibles	3,413	2,367	2,192

Total operating expenses	252,742	187,703	157,447

Operating loss	(54,682)	(43,872)	(48,093)
Other income, net	5,573	7,338	38,803
Recovery (impairment) — related party	360	28	(3,400)
Interest income	6,914	4,984	2,612
Interest expense	(6,821)	(6,428)	(9,585)
Equity loss	(3,267)	(6,597)	(14,534)
Minority interest	7,120	6,356	8,736

Net loss from continuing operations before income taxes	(44,803)	(38,191)	(25,461)
Income tax benefit	1,023	83	120

Net loss from continuing operations	(43,780)	(38,108)	(25,341)
Income (loss) from discontinued operations, net of tax	89,810	6,038	(29,479)

Net income (loss)	$46,030	$(32,070)	$(54,820)

Basic Income (Loss) Per Share:
Net loss from continuing operations	$(0.36)	$(0.32)	$(0.21)
Net income (loss) from discontinued operations	0.74	0.05	(0.25)

Net income (loss) per share	$0.38	$(0.27)	$(0.46)

Diluted Income (Loss) Per Share:
Net loss from continuing operations	$(0.36)	$(0.32)	$(0.21)
Net income (loss) from discontinued operations	0.74	0.05	(0.25)

Net income (loss) per share	$0.38	$(0.27)	$(0.46)

Shares used in computing basic and diluted income (loss) per share	121,476	120,845	119,965

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Net loss from continuing operations	$(43,780)	$(38,108)	$(25,341)

Other comprehensive income (loss), before taxes:
Foreign currency translation adjustments	5	69	(45)
Unrealized holding gains (losses) in available-for-sale securities	(2,824)	(8,653)	11,964

Other comprehensive income (loss) from continuing operations	(2,819)	(8,584)	11,919

Comprehensive loss from continuing operations	(46,599)	(46,692)	(13,422)
Income (loss) from discontinued operations	89,810	6,038	(29,479)
Other comprehensive income (loss) from discontinued operations	189	(36)	(94)

Comprehensive income (loss)	$43,400	$(40,690)	$(42,995)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
			Additional		Comprehensive			Unamortized
	Common Stock		Paid-In	Accumulated	Income	Treasury Stock		Deferred
	Shares	Amount	Capital	Deficit	(Loss)	Shares	Amount	Compensation	Total
	(In thousands)
Balance — December 31, 2003	119,450	$11,945	$737,560	$(510,198)	$(39)	53	$(191)	$(2,906)	$236,171
Net loss	—	—	—	(54,820)	—	—	—	—	(54,820)
Stock options exercised, net	369	37	1,104	—	—	(73)	251	—	1,392
Acceleration of vesting of stock options	—	—	130	—	—	—	—	—	130
Amortization of deferred compensation	—	—	—	—	—	—	—	2,729	2,729
Impact of subsidiary equity transactions	—	—	4,088	—	—	—	—	(389)	3,699
Issuance of restricted stock, net	74	7	3,109	—	—	20	(60)	(2,952)	104
Other comprehensive income	—	—	—	—	11,825	—	—	—	11,825

Balance — December 31, 2004	119,893	11,989	745,991	(565,018)	11,786	—	—	(3,518)	201,230
Net loss	—	—	—	(32,070)	—	—	—	—	(32,070)
Stock options exercised, net	42	4	48	—	—	(2)	9	—	61
Acceleration of vesting of restricted stock	—	—	—	—	—	—	—	279	279
Amortization of deferred compensation, net of forfeitures	—	—	(203)	—	—	—	—	1,371	1,168
Impact of subsidiary equity transactions	—	—	1,859	—	—	—	—	838	2,697
Issuance of restricted stock, net	—	—	113	—	—	4	(15)	(13)	85
Employee stock option expense	—	—	145	—	—	—	—	—	145
Other comprehensive loss	—	—	—	—	(8,620)	—	—	—	(8,620)

Balance — December 31, 2005	119,935	11,993	747,953	(597,088)	3,166	2	(6)	(1,043)	164,975
Net income	—	—	—	46,030	—	—	—	—	46,030
Stock options exercised, net	236	25	346	—	—	(2)	6	—	377
Reclassification of unamortized deferred compensation	—	—	(1,043)	—	—	—	—	1,043	—
Reclassification of redeemable subsidiary stock-based compensation	—	—	(2,021)	—	—	—	—	—	(2,021)
Impact of subsidiary equity transactions	—	—	(1,763)	—	—	—	—	—	(1,763)
Issuance of restricted stock, net	248	24	47	—	—	—	—	—	71
Stock-based compensation expense	—	—	6,842	—	—	—	—	—	6,842
Other comprehensive loss	—	—	—	—	(2,630)	—	—	—	(2,630)

Balance — December 31, 2006	120,419	$12,042	$750,361	$(551,058)	$536	—	$—	$—	$211,881

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$46,030	$(32,070)	$(54,820)
Adjustments to reconcile to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(89,810)	(6,038)	29,479
Depreciation and amortization	14,562	11,496	9,440
Purchased in-process research and development	—	2,183	—
Deferred income taxes	16	(51)	62
Equity loss	3,267	6,597	14,534
Other income, net	(5,573)	(7,338)	(38,803)
Impairment	—	—	—
(Recovery) impairment — related party	(360)	(28)	3,400
Non-cash compensation charges	6,842	2,613	4,210
Minority interest	(7,120)	(6,356)	(8,438)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	2,231	(1,771)	(2,769)
Accounts payable, accrued expenses, deferred revenue and other	9,361	7,349	(4,356)
Cash flows from operating activities of discontinued operations	2,175	1,504	67,184

Net cash (used in) provided by operating activities	(18,379)	(21,910)	19,123

Cash Flows from Investing Activities:
Proceeds from sales of available-for-sale and trading securities	3,551	241	14,784
Proceeds from sales of and distributions from companies and funds	1,530	28,242	39,085
Advances to companies	—	(2,299)	(1,015)
Repayment of advances to companies	—	—	400
Acquisitions of ownership interests in companies and funds, net of cash acquired	(43,596)	(35,034)	(34,797)
Acquisitions by subsidiaries, net of cash acquired	(8,778)	—	(57)
Repayment of note receivable-related party, net	360	1,413	7,162
Increase in restricted cash and marketable securities	(208,514)	(55,602)	(37,660)
Decrease in restricted cash and marketable securities	146,129	57,387	11,643
Purchase of restricted securities	—	—	(16,715)
Proceeds from sales of property and equipment	445	4,212	—
Capital expenditures	(17,949)	(11,966)	(9,597)
Capitalized software costs	(171)	(171)	(4,300)
Proceeds from sale of discontinued operations, net	99,649	14,680	125,853
Other, net	(153)	663	4,182
Cash flows from investing activities of discontinued operations	(93)	(355)	(11,536)

Net cash (used in) provided by investing activities	(27,590)	1,411	87,432

Cash Flows from Financing Activities:
Proceeds from convertible senior debentures	—	—	150,000
Payments of offering costs on convertible senior debentures	—	—	(4,887)
Repurchase of convertible senior debentures	(16,215)	—	—
Repurchase of convertible subordinated notes	—	—	(200,000)
Payments of costs to repurchase convertible subordinated notes	—	—	(1,368)
Borrowings on revolving credit facilities	137,221	101,936	67,931
Repayments on revolving credit facilities	(125,206)	(100,521)	(62,496)
Borrowings on term debt	5,112	2,072	2,796
Repayments on term debt	(4,648)	(6,944)	(2,291)
Decrease (increase) in restricted cash	(232)	508	44
Issuance of Company common stock, net	448	61	1,392
Issuance of subsidiary common stock, net	432	6,196	4,176
Purchase of subsidiary common stock, net	(1,112)	(611)	—
Offering costs on issuance of subsidiary common stock	(70)	(343)	(1,580)
Cash flows from financing activities of discontinued operations	(1,257)	6	11,457

Net cash provided by (used in) financing activities	(5,527)	2,360	(34,826)

Net Increase (Decrease) in Cash and Cash Equivalents	(51,496)	(18,139)	71,729
Changes in Cash and Cash Equivalents from Mantas and CompuCom included in assets of discontinued operations	(2,169)	(343)	(58,007)

	(53,665)	(18,482)	13,722

Cash and Cash Equivalents at beginning of period	$124,916	$143,398	$129,676

Total Cash and Cash Equivalents	$71,251	$124,916	$143,398

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
     Description of the Company
     Safeguard Scientifics, Inc. (“Safeguard” or the “Company”) seeks to build value in growth-stage technology and life sciences businesses. The Company provides growth capital as well as a range of strategic, operational and management resources to our partner companies. The Company participates in expansion financings, carve-outs, management buy-outs, recapitalizations, industry consolidations and early-stage financings. The Company’s vision is to be the preferred catalyst for creating great technology and life sciences companies.
     The Company strives to create long-term value for its shareholders through building value in its partner companies. Safeguard helps its partner companies in their efforts to increase market penetration, grow revenue and improve cash flow in order to create long-term value. The Company concentrates on companies that operate in two categories:
•	Technology — including companies focused on providing software as a service (SaaS), technology-enabled services and information technology services for analytics, enterprise applications and infrastructure, security and communication; and

•	Life Sciences — including companies focused on specialty pharmaceuticals, drug delivery, diagnostics and medical devices.
     Basis of Presentation
     The Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which it directly or indirectly owns more than 50% of the outstanding voting securities.
     The Company’s Consolidated Statements of Operations, Comprehensive Income (Loss) and Cash Flows from continuing operations include the following subsidiaries:

Year Ended
December 31, 2006	December 31, 2005	December 31, 2004
Acsis, Inc. (“Acsis”)
Alliance Consulting Group Associates, Inc.
     (“Alliance Consulting”)
Clarient, Inc. (“Clarient”)
Laureate Pharma, Inc. (“Laureate Pharma”)
Pacific Title & Art Studio, Inc.
     (“Pacific Title”)
	Acsis (since December 2005) Alliance Consulting Clarient Laureate Pharma Pacific Title	Alliance Consulting Clarient Laureate Pharma (since December 2004) Pacific Title Tangram (through February 2004)
     The Company’s Consolidated Balance Sheets include the following majority-owned subsidiaries:

December 31, 2006 and 2005
Acsis
Alliance Consulting
Clarient
Laureate Pharma
Pacific Title

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Alliance Consulting operates on a 52- or 53-week fiscal year, ending on the Saturday closest to December 31. Alliance Consulting’s last three fiscal years have ended on December 30, 2006, December 31, 2005 and January 1, 2005. Fiscal years 2006 and 2005 were periods of 52 weeks, and 2004 was a period of 53 weeks. The Company and all other subsidiaries operate on a calendar year.
     During 2006, 2005 and 2004, certain consolidated companies, or components thereof, were sold. See Note 2 for discontinued operations treatment of Mantas, Alliance Consulting’s Southwest region, Laureate Pharma’s Totowa facility and CompuCom.
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
     Consolidation Method. The partner companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities are accounted for under the consolidation method of accounting. Under this method, these partner companies’ financial statements are included within the Company’s Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Participation of other shareholders in the net assets and in the income or losses of these consolidated companies is reflected in Minority Interest in the Consolidated Balance Sheets and Statements of Operations. Minority Interest adjusts the Company’s consolidated operating results to reflect only the Company’s share of the earnings or losses of the consolidated partner company. However, if there is no minority interest balance remaining on the Consolidated Balance Sheets related to the respective company, the Company records 100% of the consolidated partner company’s losses; the Company records 100% of subsequent earnings of the partner company to the extent of such previously recognized losses in the excess of the Company’s proportionate share. The results of operations and cash flows of a consolidated company are included through the latest interim period in which the Company owned a 50% or greater voting interest. Upon dilution of control below 50%, the accounting method is adjusted to either the equity or cost method of accounting.
     Equity Method. The partner companies whose results are not consolidated, but over whom the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation on the partner company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of a partner company, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. The Company also accounts for its interests in some private equity funds under the equity method of accounting, based on its respective general and limited partner interests. Under the equity method of accounting, a partner company’s financial statements are not reflected within the Company’s Consolidated Financial Statements, however, the Company’s share of the income or loss of the partner company is reflected in Equity Loss in the Consolidated Statements of Operations. The carrying value of equity method companies is included in Ownership Interests In and Advances to Companies on the Consolidated Balance Sheets. The Company reports its share of the income or loss of the equity method partner companies on a one quarter lag. This reporting lag could result in a delay in recognition of the impact of changes in the business or operations of these partner companies.

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
     Cost Method. Companies not consolidated or accounted for under the equity method are accounted for under the cost method of accounting. Under the cost method, the Company’s share of the income or losses of such partner companies is not included in the Company’s Consolidated Statements of Operations. The carrying value of cost method companies is included in Ownership Interests In and Advances to Companies on the Consolidated Balance Sheets.
     In addition to the Company’s holdings in voting and non-voting equity and debt securities, it also periodically makes advances to its partner companies in the form of promissory notes which are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting By Creditors for Impairment of a Loan.”
     Impairment. On a continuous basis, but no less frequently than at the end of each quarterly period, the Company evaluates the carrying value of its equity and cost method partner companies for possible impairment based on achievement of business plan objectives and milestones, the fair value of each partner company relative to its carrying value, the financial condition and prospects of the partner company and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. Management then determines whether there has been an other than temporary decline in the carrying value of its ownership interest in the company. Impairment is measured by the amount by which the carrying amount of the assets exceeds their fair values.
     The fair value of privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies or based on other valuation methods, including discounted cash flows, valuation of comparable public companies and the valuation of acquisitions of similar companies. The fair value of the Company’s ownership interests in private equity funds is generally determined based on the value of its pro rata portion of the fair value of the funds’ net assets.
     Impairment charges related to goodwill of consolidated partner companies are included in Goodwill Impairment in the Consolidated Statements of Operations. Impairment charges related to equity method companies are included in Equity Loss in the Consolidated Statements of Operations. Impairment charges related to cost method companies are included in Other Income, Net in the Consolidated Statements of Operations.
     The new cost basis of a company is not written-up if circumstances suggest the value of the company has subsequently recovered.
     Accounting Estimates
     The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. These estimates include the evaluation of the recoverability of the Company’s ownership interests in and advances to companies and investments in marketable securities, the evaluation of the recoverability of goodwill, intangible assets and property and equipment, revenue recognition, income taxes, stock-based compensation and commitments and contingencies.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Certain amounts recorded to reflect the Company’s share of losses of companies accounted for under the equity method are based on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities’ financial statements are made final.
     It is reasonably possible that the Company’s accounting estimates with respect to the ultimate recoverability of the carrying value of the Company’s ownership interests in and advances to companies, goodwill and intangible assets and the estimated useful life of amortizable intangible assets could change in the near term and that the effect of such changes on the financial statements could be material. At December 31, 2006, the Company believes the recorded amount of carrying value of the Company’s ownership interests in and advances to companies, goodwill and intangible assets is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a company.
     Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation including the reclassification to discontinued operations of Mantas which was sold in October 2006, Alliance Consulting’s Southwest region which was sold in May 2006, Laureate Pharma’s Totowa, New Jersey operation which was sold in December 2005 and CompuCom which was sold in October 2004. The impact of these reclassifications did not affect the Company’s net income (loss).
     The Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations. Included in these amounts were net cash flows of $0.1 million, $0.7 million and $2.2 million in 2006, 2005 and 2004, respectively, attributable to Alliance Consulting’s Southwest region and the Laureate Pharma Totowa operation. Because these businesses did not maintain separate bank accounts, any net cash provided by (used in) these businesses increased (decreased) the cash and cash equivalents balance of the Company’s continuing operations as shown on the Consolidated Balance Sheets. Cash flows related to Mantas in 2006, 2005, and 2004 and CompuCom in 2004 are adjusted in our Statement of Cash Flows to reconcile to cash and cash equivalents associated with continuing operations.
     Cash and Cash Equivalents, Short-Term Marketable Securities and Restricted Cash
     The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits that are readily convertible into cash. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity securities are carried at amortized cost, which approximates fair value. Short-term marketable securities consist of held-to-maturity securities, primarily consisting of commercial paper and certificates of deposits. Restricted cash is primarily invested in money market instruments.
     Restricted Marketable Securities
     Restricted marketable securities include held-to-maturity securities, as it is the Company’s ability and intent to hold these securities to maturity. The securities are U.S. Treasury securities with various maturity dates. Pursuant to terms of the 2.625% convertible senior debentures due March 15, 2024 (“2024 Debentures”) as a result of the sale of CompuCom in 2004, the Company pledged the securities to an escrow agent for interest payments through March 15, 2009 on the 2024 Debentures resulting in their classification as restricted on the Consolidated Balance Sheets (See Note 4).

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Financial Instruments
     The Company’s financial instruments, principally cash and cash equivalents, restricted cash, marketable securities, restricted marketable securities, accounts receivable, notes receivable, accounts payable, and accrued expenses are carried at cost which approximates fair value due to the short-term maturity of these instruments. The Company’s long-term debt is carried at cost which approximates fair value as the debt bears interest at rates approximating current market rates. At December 31, 2006, the market value of the Company’s 2024 Debentures was approximately $104 million based on quoted market prices.
     Property and Equipment
     Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Provision for depreciation and amortization is based on the lesser of the estimated useful lives of the assets or the remaining lease term (buildings and leasehold improvements, 5 to 15 years; machinery and equipment, 3 to 15 years) and is computed using the straight-line method.
     Intangible Assets, net
     Intangible assets with indefinite useful lives are not amortized but instead are tested for impairment at least annually, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual value.
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
     Goodwill
     Goodwill is tested for impairment at least annually, in accordance with SFAS No. 142.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Recoverability of Note Receivable — Related Party
     The Company evaluates the recoverability of its Note Receivable — Related Party in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan — an Amendment of FASB Statements No. 5 and 15”. Under SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment charges are included in Recovery (Impairment) — Related Party in the Consolidated Statements of Operations. The Company does not accrue interest when a note is considered impaired. All cash receipts from impaired notes are applied to reduce the original principal amount of such note until the principal has been fully recovered, and would be recognized as interest income thereafter. Cash receipts in excess of the carrying value of the note are recognized as a reduction of impairment expense until such time that the original principal has been recovered.
     Deferred Revenue
     Deferred revenue represents cash collections on contracts in advance of performance of services or delivery of products and is recognized as revenue when the related services are performed or products are delivered.
     Revenue Recognition
     During 2006, 2005 and 2004, the Company’s revenue from continuing operations was primarily attributable to Acsis (since December 2005), Alliance Consulting, Clarient, Laureate Pharma (since December 2004) and Pacific Title.
     Acsis generates revenue from (i) software fees, which consist of revenue from the licensing of software, (ii) services revenue, which consist of fees from consulting, implementation and training services, plus customer support services; and (iii) hardware and reimbursed project expenses.
     Acsis recognizes software fees in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. Although Acsis follows specific and detailed guidelines in measuring revenue, the application of those guidelines requires judgment including: (i) whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for those elements; (ii) whether customizations or modifications of the software are significant; and (iii) whether collection of the software fee is probable. Additionally, Acsis specifically evaluates any other terms in its license transactions, including by not limited to, options to purchase additional software at a future date, extended payment terms and functionality commitments not delivered with the software. Acsis recognizes software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the products has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is probable. Acsis generally recognizes license revenue using the “residual method” when there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting. For those contracts that contain significant customization or modifications, license revenue is recognized using the percentage-of-completion method.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Most of Acsis’ software arrangements include professional services. Acsis provides professional services under service agreements on a time and material-basis or based on a fixed-price arrangement. The revenues from Acsis’ time and material based professional consulting and implementation services are recognized as the work is performed, provided that the customer has a contractual obligation to pay, the fee is non-refundable and collection is probable. Delays in project implementation will result in delays in revenue recognition. Acsis recognizes revenues from professional consulting services under fixed-price arrangements using the proportional-performance method based on direct labor costs incurred to date as a percentage of total estimated labor costs required to complete the project. Revisions to the estimates are reflected in the period in which changes become known. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. If Acsis does not accurately estimate the resources required or the scope of work to be performed, or if Acsis does not manage their projects properly within the planned periods of time, then future consulting margins on its projects may be negatively affected or losses on existing contracts may need to be recognized.
     Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured primarily by third parties, which are integrated with and complementary to Acsis’ software solutions. These products include computer equipment, RFID chip readers, bar code printers and scanners and other peripherals. Acsis generally purchase hardware from its vendors only after receiving an order from a customer, and revenue is recognized upon shipment by the vendor to the customer unless the hardware is an element in an arrangement that includes services that involve significant customization or modifications to software, in which case, hardware revenue is bundled with the software and services are recognized on a percentage-of-completion basis.
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
     Clarient generates revenue from diagnostic services, system sales and fee-per-use charges. Clarient recognizes revenue for diagnostic services at the time of completion of services at amounts equal to the contractual rates allowed from third parties including Medicare, insurance companies and, to a small degree, private patients. These expected amounts are based both on Medicare allowable rates and Clarient’s collection experience with other third party payors. Clarient recognizes revenue for fee-per-use agreements based on the greater of actual usage fees or the minimum monthly rental fee. Under this pricing model, Clarient owns most of the ACIS instruments that are engaged in service and, accordingly, all related depreciation and maintenance and service costs are expensed as incurred.
     Revenue for instruments that are sold is recognized and deferred using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” At the outset of the arrangement with the customer, Clarient defers revenue for the fair value of its undelivered elements (e.g., maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically twelve months.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Systems sold under a leasing arrangement are accounted for as sales-type leases pursuant to SFAS No. 13, “Accounting for Leases,” if applicable. Clarient recognizes the net effect of these transactions as a sale because of the bargain purchase option granted to the lessee.
     Clarient has entered into a distribution and development agreement with Dako, which includes multiple elements. Those elements include distribution rights, ACIS instruments, research and development services, training and maintenance. The agreement calls for an upfront payment and additional payments as instruments are delivered or milestones are achieved under the research and development component. Clarient accounts for this arrangement under the percentage-of-completion method using the zero profit margin approach. Under this approach, revenue is recognized in amounts equal to the costs incurred to provide the products and services. Clarient further limits the amount of revenue recognized to the amount of fees that are fixed or determinable under the agreement. Because Clarient does not have evidence of fair value for certain elements that span the term of the agreement, the profit earned will be recognized over the remaining term of the agreement once the research and development services are complete. As of December 31, 2006, the research and development services were ongoing.
     Laureate Pharma’s revenue is primarily derived from contract manufacturing work, process development services, and formulation and filling. Laureate Pharma enters into revenue arrangements with multiple deliverables in order to meet its customers’ needs. Multiple element revenue agreements are evaluated under Emerging Issues Task Force (“EITF”) Issue Number 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 are treated as one unit of accounting for purposes of revenue recognition. Revenue is generally recognized upon the performance of services. Certain services are performed under fixed price contracts. Revenue from these contracts are recognized on a percentage-of-completion basis. When current cost estimates indicate a loss is expected to be incurred, the entire loss is recorded in the period in which it is identified.
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
     Defined Contribution Plans
     Defined contribution plans are contributory and cover eligible employees of the Company and certain subsidiaries. The Company’s defined contribution plan allows eligible employees, as defined in the plan, to contribute to the plan up to 75% of their pre-tax compensation, subject to the maximum contributions allowed by the Internal Revenue Code. The Company determines the amount, if any, of the employer-paid matching contribution at the end of each calendar year. Additionally, the Company may make annual discretionary contributions under the plan based on a participant’s eligible compensation. Certain subsidiaries also generally match from 25% to 50% of the first 3% to 6% of employee contributions to these plans. Amounts expensed relating to all plans were $0.9 million in 2006, $0.8 million in 2005 and $0.5 million in 2004.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Net Income (Loss) Per Share
     Net income (loss) per share (EPS) is computed using the weighted average number of common shares outstanding during each year. Diluted EPS includes common stock equivalents (unless anti-dilutive) which would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions. Diluted EPS calculations adjust net income (loss) for the dilutive effect of common stock equivalents and convertible securities issued by the Company’s public subsidiaries or equity companies.
     Comprehensive Income (Loss)
     Comprehensive income (loss) is the change in equity of a business enterprise during a period from non-owner sources. Excluding net income (loss), the Company’s sources of other comprehensive income (loss) are from net unrealized appreciation (depreciation) on available-for-sale securities and foreign currency translation adjustments. Reclassification adjustments result from the recognition in net income (loss) of unrealized gains or losses that were included in comprehensive income (loss) in prior periods.
     Segment Information
     The Company reports segment data based on the management approach which designates the internal reporting which is used by management for making operating decisions and assessing performance as the source of the Company’s reportable operating segments.
     New Accounting Pronouncements
     In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors using both the income statement approach and the balance sheet approach. In the initial year of adoption, if a company determines that an adjustment to prior year financial statements is required under either approach, SAB 108 allows for a one-time cumulative-effect adjustment to beginning retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained upon examination by the applicable taxing authority. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows and will consist of reclassification of certain income tax-related liabilities.
     In November 2005, the FASB issued FASB Staff Position SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards”, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS No. 123(R). In the fourth quarter of 2006, the Company adopted the short-cut method to calculate the APIC Pool.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. See Note 12.
2. Discontinued Operations
Mantas
     In October 2006, the Company completed the sale of its interest in Mantas for net cash proceeds of approximately $112.8 million, including $19.3 million held in escrow. The Company recorded a pre-tax gain of $83.9 million in the fourth quarter of 2006. Mantas is reported in discontinued operations for all periods presented. Mantas sold its telecommunications business and certain related assets and liabilities in the first quarter of 2006 for $2.1 million in cash. As a result of the sale, Mantas recorded a gain of $1.9 million in the first quarter of 2006 which is also reported in discontinued operations. Goodwill of $19.9 million related to Mantas was included in discontinued operations.
Alliance Consulting — Southwest Region
     Alliance Consulting completed the sale of its Southwest region in May 2006 for proceeds of $4.5 million, including cash of $3.0 million and stock of the acquiror of $1.5 million which was subsequently sold. As a result of the sale, Alliance Consulting recorded a gain of $1.6 million in the second quarter of 2006. Alliance Consulting’s Southwest region is reported in discontinued operations for all periods presented. Goodwill of $3.0 million related to the Southwest region was included in discontinued operations.
Laureate Pharma — Totowa Facility
     In December 2005, Laureate Pharma sold its Totowa operations for $16.0 million in cash. Laureate Pharma recognized a $7.7 million gain on the transaction. The Totowa facility is reported in discontinued operations in 2005.
CompuCom
     In October 2004, the Company completed the sale of its interest in CompuCom for approximately $128 million in gross cash proceeds. The Company recorded a gain on the sale of approximately $1.8 million in 2004.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          In connection with the sale:
•	The Company provided a $6.3 million letter of credit to the landlord of CompuCom’s Dallas headquarters lease which will expire on March 19, 2019.

•	In October 2004, the Company used approximately $16.7 million of the proceeds to escrow interest payments due through March 15, 2009, on the Company’s 2024 Debentures pursuant to the terms of the 2024 Debentures. A total of $9.6 million is included in Restricted Marketable Securities on the Consolidated Balance Sheet at December 31, 2006, of which $3.9 million is classified as a current asset. See Note 4.
     In connection with this transaction the Company recognized in the Consolidated Financial Statements goodwill impairment of $42.7 million, comprising $33.4 million recorded by CompuCom in its operating results and $9.3 million recorded by the Company, which is reported within discontinued operations for the year ended December 31, 2004.
Results of the discontinued operations were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Revenue	$29,476	$49,223	$983,501
Operating expenses	(27,050)	(50,813)	(983,636)
Goodwill impairment	—	—	(42,719)
Other	84	(29)	(1,488)

Income (loss) before income taxes and minority interest	2,510	(1,619)	(44,342)
Income tax (expense) benefit	(228)	(40)	2,928

Income (loss) before minority interest	2,282	(1,659)	(41,414)
Minority interest	—	—	10,137

Net income (loss) from operations	2,282	(1,659)	(31,277)
Gain on disposal, net of tax	87,528	7,697	1,798

Income (loss) from discontinued operations, net of tax	$89,810	$6,038	$(29,479)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The assets and liabilities of discontinued operations were as follows:

December 31, 2005
(in thousands)

Cash	$2,637
Restricted cash	250
Accounts receivable, less allowances	8,752
Other current assets	624

Total current assets	12,263

Property and equipment, net	1,954
Intangibles	306
Goodwill	22,867
Other assets	3,568

Total non-current assets	28,695

Total Assets	$40,958

Current debt	$1,506
Accounts payable	1,022
Accrued expenses	4,474
Deferred revenue	5,716

Total current liabilities	12,718

Other long-term liabilities	956

Total Liabilities	$13,674

Carrying value	$27,284

3. Business Combinations
     Acquisitions by the Company — 2006
     In November 2006, the Company acquired 32% of Advantedge Healthcare Solutions (“AHS”) for $5.8 million in cash. AHS is a New York based technology-enabled service provider that delivers medical billing services to physician groups. The Company accounts for its holdings in AHS under the equity method.
     In September 2006, the Company acquired additional common shares of Clarient for $3 million in cash to fund Clarient’s acquisition of Trestle Holdings, Inc. (“Trestle”). As a result of the funding, the Company’s ownership in Clarient increased to 60%. The difference between the Company’s cost and its interest in the underlying net assets of Clarient has been allocated to intangible assets of $0.8 million with estimated useful lives of 5 years and to fixed assets of $0.2 million with estimated depreciable lives of 3 years.
     In September 2006, the Company acquired 24% of NuPathe, Inc. for $3 million in cash. NuPathe develops therapeutics in conjunction with novel transdermal delivery technologies. The Company accounts for its holdings in NuPathe under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of NuPathe has been allocated to in-process-research and development resulting in a $1.0 million charge, which is reflected in Equity loss in the Consolidated Statement of Operations for 2006 and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
     In August 2006, the Company acquired 47% of Portico Systems (“Portico”) for $6 million in cash. Portico is a software solutions provider for regional and national health plans looking to optimize provider network operations and streamline business processes. The Company accounts for its holdings in Portico under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Portico has been allocated to intangible assets and goodwill, as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In August 2006, the Company acquired 36% of Rubicor Medical, Inc. (“Rubicor”) for $20 million in cash. Rubicor develops and distributes technologically advanced, disposable, minimally-invasive breast biopsy devices. The Company accounts for its holdings in Rubicor under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Rubicor has been allocated to in-process-research and development resulting in a $0.6 million charge, which is reflected in Equity loss in the Consolidated Statement of Operations for 2006 and intangible assets as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
     In June 2006, the Company acquired additional common shares of Acsis for an aggregate purchase price of $6 million in cash at the same per share value as the December 2005 acquisition. The result of the June 2006 incremental equity purchase was an increase in ownership in Acsis to 96%. The capital provided is being used by Acsis to support its long-term growth strategy.
     In April 2006, the Company acquired 12% of Authentium, Inc. for $5.5 million in cash. Autentium is a provider of security software to internet service providers. The Company accounts for its holdings in Authentium under the cost method.
     Acquisitions by the Company — 2005
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
     The following table summarizes the fair values of assets acquired and liabilities assumed:

Acsis
(In thousands)
Working capital	$4,265
Property and equipment	1,263
Intangible assets	8,366
Purchased in-process research and development	1,974
Goodwill	11,534

Total purchase price	$27,402

     The intangible assets of Acsis consist of a covenant not-to-compete, with a one year life, developed technology, with a three year life, customer-related intangibles with a 10 year life, and a tradename with a 20 year life. Property and equipment are being depreciated over their weighted average lives (3 years to 5 years). The acquired in-process research and development costs were charged to earnings in 2005.
     In November 2005, Clarient entered into a securities purchase agreement with a limited number of accredited investors pursuant to which Clarient agreed to issue shares of common stock and warrants to purchase additional shares of common stock for an aggregate purchase price of $15 million. Of the total placement of $15 million, the Company funded $9 million to Clarient. The Company participated in the private placement to support the diagnostic services business line expansion as well as maintaining the Company’s controlling interest. Of the total purchase price, $8.4 million was allocated to working capital, $0.2 million was allocated to property and equipment, $0.2 million was allocated to intangible assets and $0.2 million was allocated to in-process research and development.
     In April and June 2005, the Company acquired additional shares of Pacific Title from minority shareholders for a total of $1.3 million, increasing its ownership in Pacific Title from 93% to 100%. Of the total purchase price, $1.2 million was allocated to working capital and $0.1 million was allocated to property and equipment.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Acquisitions by Subsidiaries
     Acquisitions by Subsidiaries — 2006
     In September 2006, Clarient completed the purchase of substantially all of the assets of Trestle Holdings, Inc. (“Trestle”) for approximately $3.4 million of cash, assumed liabilities and transaction costs.
     In July 2006, Alliance Consulting completed the acquisition of Fusion Technologies for $5.6 million including $5.3 million in cash and $0.3 million in its stock.
     The companies have not completed the allocations of purchase price for the acquisitions listed above. The following table summarizes the estimated fair values of assets acquired and liabilities assumed:

	Alliance
	Consulting	Clarient
	(In thousands)
Working capital	$70	$(34)
Property and equipment	443	76
Intangible assets	730	2,820
Goodwill	4,373	550

Total purchase price	$5,616	$3,412

     The intangible assets acquired by Alliance Consulting consist of customer lists with a seven year life and property and equipment which are being depreciated over their weighted average lives (3 to 5 years). The intangible assets acquired by Clarient consist of developed technology with a 7 to 10 year life, a tradename with a 10 year life and other which consists of customer relationships and service with 10 to 15 year lives. Property and equipment of Clarient are being depreciated over their weighted average lives (3 years).
     In October 2004, Alliance Consulting acquired 100% of the issued and outstanding stock of Mensamind, Inc. for approximately $2.1 million, of which $0.9 million was payable in cash and the remaining $1.2 million in issuance of Alliance Consulting stock options, and transaction costs. Mensamind provides offshore IT consulting services. The Company has completed the allocation of purchase price for the acquisition of Mensamind. The following summarizes the fair values of assets and liabilities assumed.

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

	Year Ended December 31,
	2006	2005
	(In thousands except per
	share data)
Total revenues	$205,698	$174,899
Net loss from continuing operations	$(45,132)	$(41,870)
Net loss per share from continuing operations — basic and diluted	$(0.37)	$(0.35)
4. Marketable Securities
Marketable securities included the following:

	Current		Non Current
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Held-to-maturity:
Certificates of deposit	$—	$12,289	$—	$—
U.S. Treasury securities	—	2,845	—
Mortgage and asset-backed securities	—	2,457	—	—
Commercial paper	94,155	14,179	—	—

	94,155	31,770	—	—
Restricted U.S. Treasury securities	3,869	3,805	5,737	9,457

	98,024	35,575	5,737	9,457

Available-for-sale:
Equity securities	—	—	487	3,311

	$98,024	$35,575	$6,224	$12,768

     As of December 31, 2006, the contractual maturities of securities were as follows:

	Years to Maturity
	(in thousands)
	Less Than	One to	No Single
	One Year	Five Years	Maturity Date	Total
Held-to-maturity	$98,024	$5,737	$—	$103,761
Available-for-sale	—	—	487	487

	$98,024	$5,737	$487	$104,248

     As of December 31, 2006 and December 31, 2005, the Company’s investment in available-for-sale securities had generated, on a cumulative basis, unrealized gains of $0.5 million and $3.3 million, respectively, which are reflected in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets. For the year ended December 31, 2006, the Company recorded unrealized losses of $0.6 million, associated with the Company’s investment in trading securities (sold in the fourth quarter of 2006), which are reflected in Other Income, Net in the Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Property and Equipment
     Property and equipment consisted of the following:

	As of December 31,
	2006	2005
	(In thousands)
Building and improvements	$23,484	$17,483
Machinery and equipment	64,685	57,894

	88,169	75,377
Accumulated depreciation and amortization	(43,280)	(37,638)

	$44,889	$37,739

6. Ownership Interests in and Advances to Companies
     The following summarizes the carrying value of the Company’s ownership interests in and advances to companies and funds accounted for under the equity method or cost method of accounting.

	As of December 31,
	2006	2005
	(In thousands)
Equity Method:
Companies	$32,155	$—
Private Equity Funds	5,290	5,877

	37,445	5,877

Cost Method:
Companies	14,283	9,557
Private Equity Funds	2,820	2,463

	$54,548	$17,897

     In 2005, the Company sold certain interests in private equity funds and recorded a gain of $7 million. Following the sale, the Company retained an indirect interest in certain publicly-traded securities held by a private equity fund and the carried interest in a portion of its general partner interest in certain funds. During 2006, the Company received a distribution of the publicly-traded securities and sold these securities for a gain of $0.1 million.
     In 2004, the Company recorded impairment charges totaling $3.7 million for companies and funds accounted for under the equity method. Impairment charges related to cost method companies were $1.4 million and $3.2 million for the years ended December 31, 2005 and 2004, respectively. The amount of each impairment charge was determined by comparing the carrying value of the company to its estimated fair value. Impairment charges associated with equity method companies are included in Equity Loss in the Consolidated Statements of Operations. Impairment charges related to cost method companies are included in Other Income, Net in the Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following unaudited summarized financial information for our companies and funds accounted for under the equity method at December 31, 2006 and 2005 and for the three years ended December 31, 2006, 2005 and 2004, has been compiled from the unaudited financial statements of our respective companies and funds and reflects certain historical adjustments. Revenue and net loss of the companies and funds are excluded for periods prior to their acquisition and subsequent to their disposition.

	As of December 31,
	2006	2005
	(In thousands)
Balance Sheets:
Current assets	$41,025	$37,871
Non-current assets	104,413	121,190

Total Assets	$145,438	$159,061

Current liabilities	$6,021	$20,133
Non-current liabilities	310	1,436
Shareholders’ equity	139,107	137,492

Total Liabilities and Shareholders’ Equity	$145,438	$159,061

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Results of Operations:
Revenue	$956	$14,772	$7,509

Net Loss	$(25,544)	$(35,302)	$(64,713)

     The Company reports its share of the income or loss of the equity method partner companies on a one quarter lag.
7. Goodwill and Other Intangible Assets
     The following is a summary of changes in the carrying amount of goodwill by segment (in thousands):

	Alliance
	Consulting	Clarient	Acsis	Total
Balance at December 31, 2004	$51,627	$14,259	$—	$65,886
Additions	—	—	11,931	11,931
Purchase price adjustments (1)	155	—	—	155

Balance at December 31, 2005	51,782	14,259	11,931	77,972
Additions	4,373	550	—	4,923
Purchase price adjustments (1)	—	—	(397)	(397)

Balance at December 31, 2006	$56,155	$14,809	$11,534	$82,498

(1)	The above purchase price adjustments represent activity to complete the final purchase price allocation.
     As discussed in Note 3, certain purchase price adjustments are not final.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite and indefinite useful lives:

	December 31, 2006
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
Customer-related	7 — 10 years	$10,089	$2,737	$7,352
Technology-related	3 — 10 years	9,914	6,412	3,502
Process-related	3 years	1,363	984	379
Trade names	10 — 20 years	1,372	70	1,302
Covenant not-to-compete	1 year	470	470	—
Other	10 — 15 years	1,350	26	1,324

		24,558	10,699	13,859
Trade names	Indefinite	2,567	—	2,567

Total		$27,125	$10,699	$16,426

	December 31, 2005
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
Customer-related	7 — 10-years	$8,991	$1,626	$7,365
Technology-related	3 — 10 years	7,993	5,094	2,899
Process-related	3 years	1,363	530	833
Trade names	20 years	1,222	5	1,217
Covenant not-to-compete	1 year	470	39	431

		20,039	7,294	12,745
Trade names	Indefinite	2,567	—	2,567

Total		$22,606	$7,294	$15,312

     Amortization expense related to intangible assets was $3.4 million, $2.4 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The following table provides estimated future amortization expense related to intangible assets (assuming there is not a writedown associated with these intangible assets causing an acceleration of expense):

Total
(In thousands)
2007	$2,687
2008	2,269
2009	1,808
2010	1,225
2011 and thereafter	5,870

$13,859

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Long-term Debt and Credit Arrangements
     Consolidated long-term debt consisted of the following:

	As of December 31,
	2006	2005
	(In thousands)
Subsidiary credit line borrowings (guaranteed by the Company)	$22,546	$13,023
Subsidiary credit line borrowings (not guaranteed by the Company)	2,468	—
Subsidiary term loans (guaranteed by the Company)	3,000	4,000

	28,014	17,023
Other borrowings	1,861	849
Capital lease obligations	4,144	3,695

	34,019	21,567
Less current maturities	(28,952)	(16,397)

Total long-term debt, less current portion	$5,067	$5,170

     In May 2006, the Company renewed its revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees of up to $55 million. Borrowing availability under the facility is reduced by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under partner company facilities maintained with that same lender. This credit facility matures in May 2007 and bears interest at the prime rate (8.25% at December 31, 2006) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times the Company’s borrowings and letters of credit and amounts borrowed by partner company facilities maintained with that same bank. As of December 31, 2006, three subsidiaries were not in compliance with certain financial covenants under their respective facilities and subsequently received waivers from the lender.
     In November 2006, the Company entered into an additional revolving credit facility with a separate bank that provides for borrowings and issuances of letters of credit and guarantees of up to $20 million. Borrowing availability under the facility is reduced by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under partner company facilities maintained with that same lender. This credit facility bears interest at the prime rate for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times the Company’s borrowings and letters of credit and amounts borrowed by partner companies under the guaranteed portion of the partner company facilities maintained at the same bank. The credit facility matures in November 2007.
          Availability under the revolving credit facilities at December 31, 2006 was as follows:

Total
Size of facilities	$75,000
Subsidiary facilities at same banks (a)	(28,000)
Outstanding letter of credit (b)	(6,336)

Amount available at December 31, 2006	$40,664

(a)	The Company’s ability to borrow under its credit facilities is limited by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under partner company facilities maintained at the same respective banks. Of the total facilities, $25.5 million was outstanding under these facilities at December 31, 2006 and was included as debt on the Consolidated Balance Sheet.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	In connection with the sale of CompuCom, the Company provided to the landlord of CompuCom’s Dallas headquarters, a letter of credit, which will expire on March 19, 2019, in an amount equal to $6.3 million.
     As a result of the sale of the Company’s holdings in Mantas in October 2006, the Company’s guarantee related to the Mantas facility was released in September 2006, thereby increasing the Company’s availability under its credit facility by $3.5 million.
     On February 28, 2007, all subsidiary facilities were extended for one year, with the exception of Acsis’ facility, which expires in August 2008 and Pacific Title’s facility which was not renewed by Pacific Title and under which there were no borrowings. In addition to the extension of the maturity dates, a subsidiary’s working capital line was increased by $5.5 million and that same subsidiary entered into a $6 million equipment facility, all of which the Company guaranteed. Our $10 million guarantee on a subsidiary facility was decreased to $5 million and related interest rates on outstanding borrowings were also changed. In January 2007, Clarient increased its facility by $3.5 million, all of which was guaranteed by the Company. As a result of these amendments, the Company’s availability under the facilities has decreased by $10.3 million. Availability under the facilities at March 22, 2007 was $30.4 million.
     Borrowings are secured by substantially all of the assets of the respective subsidiaries. These obligations bear interest at variable rates ranging between the prime rate minus 0.5% and the prime rate plus 1.0%. These facilities contain financial and non-financial covenants.
     In September 2006, Clarient entered into a $5 million senior secured revolving credit agreement. Borrowing availability under the agreement is based on the level of Clarient’s qualified accounts receivable, less certain reserves. The agreement has a two-year term and bears interest at variable rates based on the lower of LIBOR plus 3.25% or the prime rate plus 0.5%. As of December 31, 2006, Clarient borrowed $2.5 million and had no availability under this facility based on the level of qualified accounts receivable. As of December 31, 2006, Clarient was not in compliance with a financial covenant under this agreement and subsequently received a waiver from the lender.
     Debt as of December 31, 2006 bore interest at fixed rates between 4.62% and 20.33% and variable rates indexed to the prime rate plus 1.75%. Debt as of December 31, 2005 bore interest at fixed rates between 4.0% and 22% and variable rates indexed to the prime rate plus 1.75%.
     The Company’s debt matures as follows:

Total
(In thousands)
2007	$28,952
2008	3,154
2009	1,898
2010	15
2011 and thereafter	—

Total debt	$34,019

9. Convertible Subordinated Notes and Convertible Senior Debentures
     In June 1999, the Company issued $200 million of 5% convertible subordinated notes due June 15, 2006. During 2004, the Company repurchased or redeemed all of these 2006 Notes for an aggregate cost of $201.4 million, including transaction costs. The Company recorded $1.8 million of expense for the year ended December 31, 2004 related to the acceleration of deferred debt issuance costs associated with the 2006 Notes, which is included in Other Income, Net in the Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on these 2024 Debentures is payable semi-annually. At the debenture holders’ option, the 2024 Debentures are convertible into our common stock through March 14, 2024, subject to certain conditions. The conversion rate of the debentures at December 31, 2006 was $7.2174 of principal amount per share. The closing price of the Company’s common stock at December 31, 2006 was $2.42. At December 31, 2006, the market value of the 2024 Debentures was approximately $104 million based on quoted market prices. The 2024 Debenture holders may require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount plus accrued and unpaid interest. The 2024 Debenture holders may also require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, the Company may redeem all or some of the 2024 Debentures commencing March 20, 2009. During 2006, the Company repurchased $21 million of face value of the 2024 Debentures for $16.4 million in cash, including accrued interest. The Company recorded $0.4 million of expense related to the acceleration of deferred debt issuance costs associated with the 2024 Debentures, resulting in a net gain of $4.3 million, which is included in Other Income, Net in the Consolidated Statements of Operations.
     As required by the terms of the 2024 Debentures, after completing the sale of CompuCom, the Company escrowed $16.7 million on October 8, 2004 for interest payments through March 15, 2009 on the 2024 Debentures (see Notes 2 and 4). A total of $9.6 million is included in Restricted Marketable Securities on the Consolidated Balance Sheet at December 31, 2006, of which $3.9 million is classified as a current asset.
10. Accrued Expenses and Other Current Liabilities
     Accrued expenses consisted of the following:

	As of December 31,
	2006	2005
	(In thousands)
Accrued professional fees	$2,925	$2,727
Other	16,240	11,840

	$19,165	$14,567

11. Shareholders’ Equity
     Preferred Stock
     Shares of preferred stock, par value $0.10 per share, are voting and are issuable in one or more series with rights and preferences as to dividends, redemption, liquidation, sinking funds, and conversion determined by the Board of Directors. At December 31, 2006 and 2005, there were one million shares authorized and none outstanding.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Equity Compensation Plans
     The Company has three equity compensation plans: the 1999 Equity Compensation Plan, with 9.0 million shares authorized for issuance; the 2001 Associates Equity Compensation Plan with 5.4 million shares authorized for issuance; and the 2004 Equity Compensation Plan, with 6.0 million shares authorized for issuance. Employees and consultants are eligible for grants of stock options, restricted stock awards, stock appreciation rights, stock units, performance units and other stock-based awards under each of these plans; directors and executive officers are eligible for grants only under the 1999 and 2004 Equity Compensation Plans. During 2005, 6.0 million options also were awarded outside of existing plans as inducement awards in accordance with New York Stock Exchange rules.
     To the extent allowable, all grants are incentive stock options. Options granted under the plans are at prices equal to the fair market value at the date of grant. Upon exercise of stock options, the Company issues shares first from treasury stock, if available, then from authorized but unissued shares. At December 31, 2006, the Company had reserved 23.4 million shares of common stock for possible future issuance under its equity compensation plans. Several subsidiaries also maintain separate equity compensation plans for their employees, directors and advisors.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Classification of Stock-Based Compensation Expense
     Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

Year Ended
December 31,
2006
(in thousands)
Cost of sales	$85
Selling, general and administrative	6,640
Research and development	117

$6,842

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

		Year Ended	Year Ended
		December 31,	December 31,
		2005	2004
		(in thousands, except per share data)

Consolidated net loss from continuing operations	As reported	$(38,108)	$(25,341)
Add: Stock-based compensation expense included in net loss, net of minority interest	As reported	2,439	3,878
Deduct: Total stock based employee compensation expense from continuing operations determined under fair value based method for all awards, net of related tax effects		(7,927)	(8,418)

Consolidated net loss from continuing operations	Pro forma	(43,596)	(29,881)
Net income (loss) from discontinued operations	As reported	6,038	(29,479)
Deduct: Total stock based employee compensation expense from discontinued operations determined under fair value based method for all awards, net of related tax effects		(379)	(760)

	Pro forma	$(37,937)	$(60,120)

Basic and Diluted Income (Loss) Per Share:
Net loss from continuing operations	As reported	$(0.32)	$(0.21)
Net income (loss) from discontinued operations	As reported	0.05	(0.25)

		$(0.27)	$(0.46)

Net loss from continuing operations	Pro forma	$(0.36)	$(0.25)
Net income (loss) from discontinued operations	Pro forma	0.04	(0.25)

		$(0.32)	$(0.50)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company
     The fair value of the Company’s stock-based awards to employees during the years ended December 31, 2006, 2005 and 2004 was estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred. The expected life of stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life.

	Year Ended December 31,
	2006	2005	2004
Service-Based Awards
Dividend yield	0%	0%	0%
Expected volatility	69%	84%	86%
Average expected option life	5 years	5 years	5 years
Risk-free interest rate	4.7%	4.4%	3.6%

	Year Ended December 31,
	2006	2005
Market-Based Awards
Dividend yield	0%	0%
Expected volatility	62%	67%
Average expected option life	5 — 7 years	5 — 7 years
Risk-free interest rate	4.8%	4.3%
          The weighted-average grant date fair value of options issued by the Company during the years ended December 31, 2006, 2005 and 2004 was $1.36, $0.95 and $1.45 per share, respectively.
          The Company granted 1.6 million market-based stock option awards to employees during the year ended December 31, 2006 and 8.6 million market-based stock option awards during the year ended December 31, 2005. The awards entitle participants to vest in a number of options determined by achievement of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method, but is accelerated if market capitalization targets are achieved earlier than estimated. Based on the achievement of market capitalization targets, 1.7 million shares vested during the year ended December 31, 2006. During the year ended December 31, 2006, 0.8 million market-based awards were forfeited. The Company recorded $1.9 million of compensation expense related to the market-based awards in the year ended December 31, 2006. The maximum number of unvested shares at December 31, 2006 attainable under these grants is 7.6 million shares.
          All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. The Company recorded $2.0 million of compensation expense related to these awards during the year ended December 31, 2006.
          During the year ended December 31, 2006, the Company granted 21 thousand stock options to members of its advisory boards, which comprise non-employees. Such awards vest over one year, are equity classified and are marked-to-market each period.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Option activity of the Company is summarized below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2003	10,319	$8.10
Options granted	2,719	2.09
Options exercised	(442)	3.15
Options canceled/forfeited	(3,380)	14.69

Outstanding at December 31, 2004	9,216	4.15
Options granted	10,924	1.44
Options exercised	(44)	1.39
Options canceled/forfeited	(1,125)	10.82

Outstanding at December 31, 2005	18,971	2.20
Options granted	2,723	2.19
Options exercised	(238)	1.58
Options canceled/forfeited	(2,728)	3.74

Outstanding at December 31, 2006	18,728	1.98	6.0	$11,456

Options exercisable at December 31, 2006	8,063	2.42	4.9	3,848
Options vested and expected to vest at December 31, 2006	13,065	2.15	5.6	7,193
Shares available for future grant	3,359
          The total intrinsic value of options exercised for the year ended December 31, 2006 was $0.2 million.
          At December 31, 2006, total unrecognized compensation cost related to non-vested stock options granted under the plans for service-based awards was $2.7 million. That cost is expected to be recognized over a weighted-average period of 2.3 years.
          At December 31, 2006, total unrecognized compensation cost related to non-vested stock options granted under the plans for market-based awards was $3.9 million. That cost is expected to be recognized over a weighted-average period of 4.5 years but would be accelerated if market capitalization targets are achieved earlier than estimated.
          Total compensation expense for restricted stock issuances was approximately $0.4 million and $0.5 million for the years ended December 31, 2005 and 2004, respectively, including amounts recorded by consolidated subsidiaries. Unrecognized compensation expense related to restricted stock issuances was $0.1 million at December 31, 2006.
               The Company has previously issued deferred stock units to certain employees. The Company issued deferred stock units during the years ended December 31, 2006 and 2005, to directors who elected to defer all or a portion of directors’ fees earned. Deferred stock units issued to directors in lieu of directors fees are 100% vested at grant; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following grant. Deferred stock units are payable in stock on a one-for-one basis. Payments in respect of the deferred stock units are generally distributable following termination of employment or service, death, permanent disability or retirement. Total compensation expense for deferred stock units was approximately $0.4 million, $1.0 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively, including amounts recorded by consolidated subsidiaries. Unrecognized compensation expense related to deferred stock units at December 31, 2006 is $0.1 million. The total fair value of deferred stock units vested during the year ended December 31, 2006 was $0.4 million.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Deferred stock unit and restricted stock activity is summarized below:

		Weighted
		Average
	Shares	Grant Date Fair Value
	(In thousands)
Unvested at December 31, 2005	204	$3.17
Granted	83	2.26
Vested	(172)	2.56
Forfeited	(44)	4.41

Unvested at December 31, 2006	71	2.82

Consolidated Subsidiaries
          The fair value of the Company’s subsidiaries’ stock-based awards issued to employees during the years ended December 31, 2006, 2005 and 2004 was estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred. The expected life of stock options granted was estimated using the historical exercise behavior of employees. The expected life of stock options granted for subsidiaries that do not have sufficient historical exercise behavior of employees was calculated using the simplified method of determining expected term as provided in Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). Expected volatility for publicly-held subsidiaries was based on historical volatility for a period equal to the stock option’s expected life. Expected volatility for privately-held subsidiaries is based on the average historical volatility of comparable companies for a period equal to the stock option’s expected life. The fair value of the underlying stock of privately-held subsidiaries on the date of grant was determined based on a number of valuation methods, including discounted cash flows and revenue and acquisition multiples.

	Year Ended December 31,
	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility	38% to 92%	50% to 103%	70% to 109%
Average expected option life	5 to 8 years	4 to 5 years	4 to 5 years
Risk-free interest rate	4.5% to 5.3%	3.9% to 4.5%	2.5 to 3.9%
          Stock options granted by subsidiaries generally are service-based awards that vest four years after the date of grant and expire 7 to 10 years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period is the period over which the award vests. The Company’s consolidated subsidiaries recorded $2.8 million, $1.4 million and $2.0 million of stock-based compensation expense related to these awards during the years ended December 31, 2006, 2005 and 2004, respectively.
          At December 31, 2006, total unrecognized compensation cost related to non-vested stock options granted under the consolidated subsidiaries’ plans was $4.3 million. That cost is expected to be recognized over a weighted-average period of 2.8 years.
          During the year ended December 31, 2006, certain subsidiaries granted stock options to advisory boards, which comprise of non-employees. Such awards vest over four years, are equity classified and are marked-to-market each period.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Certain employees of the Company’s subsidiaries have the right to require the respective subsidiary to purchase shares of common stock of the subsidiary received by the employee pursuant to the exercise of options or the conversion of deferred stock units. The employee must hold the shares for at least six months prior to exercising this right. The required purchase price is 75% to 100% of the fair market value at the time the right is exercised. These options and deferred stock units qualify for equity-classification under SFAS No. 123(R). In accordance with EITF Issue No. D-98, however, these instruments are classified outside of permanent equity on the Consolidated Balance Sheet as Redeemable Stock-Based Compensation at their current redemption amount based on the number of options and deferred stock units vested as of December 31, 2006.
13. Other Income

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Gain on sale of companies and funds, net	$1,181	$7,292	$44,486
Gain (loss) on trading securities	321	(229)	(396)
Impairment charges	—	(1,425)	(3,197)
Other	4,071	1,700	(2,090)

	$5,573	$7,338	$38,803

     Gain on sale of companies and funds for the year ended December 31, 2006 of $1.2 million primarily relates to the sale of a cost method investment whose carrying value was zero. Gain on sale of companies and funds for the year ended December 31, 2005 of $7.3 million includes gains of sales of partnership interests in private equity funds in the third and fourth quarters of 2005. Total proceeds from the sales of certain interests in private equity funds during 2005 were $27.6 million. As a result of the sale, the Company was also relieved of $9.1 million of future fund commitments. Gain on sale of companies and funds for the year ended December 31, 2004 of $44.5 million includes a gain of $31.7 million related to the sale of our interest in Sanchez and $8.5 million related to our sale of Tangram. Also included in gain on sale of companies and funds in 2004 is $2.7 million attributable to a distribution from a bankruptcy proceeding and $1.5 million relating to the final payment of an installment sale of a company sold in 1997. Total net cash proceeds for gains on sales of companies and funds was $37.5 million for the year ended December 31, 2004.
     Gain on trading securities in 2006 primarily reflects a net gain of $0.4 million on the sale of our holdings in Traffic.com. Loss on trading securities in 2005 reflects the loss on the sale of our holdings in stock distributed from a private equity fund, which were sold in the third quarter of 2005. Loss on trading securities in 2004 primarily reflect the adjustment to fair value of our holdings in Opsware and subsequent loss on sale of Opsware stock of $0.1 million.
     We have recorded impairment charges for certain holdings accounted for under the cost method determined to have experienced an other than temporary decline in value in accordance with our existing policy regarding impairment of ownership interests in and advances to companies.
     For the year ended December 31, 2006, the Company recognized a net gain of $4.3 million on the repurchase of $21 million of face value of the 2024 Debentures, which is included in Other above.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Income Taxes
     The provision (benefit) for income taxes is was follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Current, primarily state	$(1,039)	$(83)	$(182)
Deferred, primarily state	16	—	62

	$(1,023)	$(83)	$(120)

     Total income tax provision (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to net loss from continuing operations before income taxes as a result of the following:

	Year Ended December 31,
	2006	2005	2004
Statutory tax benefit	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) in taxes resulting from:
State taxes, net of federal tax benefit	(2.3)	(0.2)	(0.5)
Non-deductible amortization	—	4.4	3.2
Valuation allowance	36.1	29.4	30.1
Other adjustments	(1.1)	1.2	1.7

	(2.3)%	(0.2)%	(0.5)%

     The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2006	2005
	(In thousands)
Deferred tax asset (liability):
Carrying values of subsidiaries / holdings	$41,468	$42,293
Tax loss and credit carryforwards	189,579	177,754
Accrued expenses	4,519	3,806
Intangible assets	(2,092)	(1,420)
Other	4,090	8,577

	237,564	231,010
Valuation allowance	(238,475)	(231,905)

Net deferred tax liability	$(911)	$(895)

     The Company has not recognized gross deferred tax assets for the difference between the book and tax basis of its holdings in the stock of certain consolidated subsidiaries where we do not believe we will dispose of the asset in the foreseeable future.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of December 31, 2006, the Company had federal net operating loss carryforwards and federal capital loss carryforwards of approximately $254 million and $140 million, respectively. These carryforwards expire as follows:

Total
(In thousands)
2007	$29,707
2008	102,564
2009	1,087
2010	14,656
2011 and thereafter	246,102

$394,116

     Limitations on utilization of both the net operating loss carryforward and capital loss carryforward may apply.
     In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that it is more likely than not that certain future tax benefits may not be realized as a result of current and future income. Accordingly, a valuation allowance has been recorded against substantially all of the Company’s deferred tax assets. In the event of a decrease in the valuation allowance in future years, a portion of the decrease will reduce the Company’s recorded goodwill. This is due to deferred tax assets acquired as part of the purchase of a subsidiary which currently requires a valuation allowance.
     Clarient, the Company’s subsidiary which is not consolidated for tax return purposes, had additional federal net operating loss carryforwards of $119 million, which expire in various amounts from 2011 to 2026. Limitations on utilization of the net operating loss carryforwards may apply. Accordingly, valuation allowances have been provided to account for the potential limitations on utilization of these tax benefits.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Net Loss Per Share
     The calculations of net income (loss) per share were:

	Year Ended December 31,
	2006	2005	2004
	(In thousands except per share data)
Basic:
Net loss from continuing operations	$(43,780)	$(38,108)	$(25,341)
Net income (loss) from discontinued operations	89,810	6,038	(29,479)

Net income (loss)	$46,030	$(32,070)	$(54,820)

Average common shares outstanding	121,476	120,845	119,965

Net loss per share from continuing operations	$(0.36)	$(0.32)	$(0.21)
Net income (loss) per share from discontinued operations	0.74	0.05	(0.25)

Net income (loss) per share	$0.38	$(0.27)	$(0.46)

Diluted:
Net loss from continuing operations	$(43,780)	$(38,108)	$(25,341)
Net income (loss) from discontinued operations	89,810	6,038	(29,479)

	46,030	(32,070)	(54,820)
Effect of holdings	(126)	(106)	—

Adjusted net income (loss)	$45,904	$(32,176)	$(54,820)

Average common shares outstanding	121,476	120,845	119,965

Net loss per share from continuing operations	$(0.36)	$(0.32)	$(0.21)
Net income (loss) per share from discontinued operations	0.74	0.05	(0.25)

Diluted income (loss) per share	$0.38	$(0.27)	$(0.46)

     Basic and diluted average common shares outstanding for purposes of computing net income (loss) per share includes outstanding common shares and vested deferred stock units (DSUs).
     If a consolidated or equity method partner company has dilutive stock options, unvested restricted stock, DSUs, warrants or securities outstanding, diluted net loss per share is computed by first deducting from net loss the income attributable to the potential exercise of the dilutive securities of the partner company. This impact is shown as an adjustment to net loss for purposes of calculating diluted net loss per share.
     The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	At December 31, 2006, 2005 and 2004, options to purchase 18.7 million, 19.0 million and 9.2 million shares of common stock, respectively, at prices ranging from $1.03 to $45.47 per share, were excluded from the calculation.

•	At December 31, 2006, 2005 and 2004, unvested restricted stock units and DSUs convertible into 0.1 million, 0.2 million and 0.8 million shares of stock, respectively, were excluded from the calculations.

•	At December 31, 2004, a total of 3.4 million shares related to the Company’s 2006 Notes (See Note 9) representing the weighted average effect of assumed conversion of the 2006 Notes were excluded from the calculation.

•	At December 31, 2006 and 2005, a total of 19.3 million and 20.8 million shares related to the Company’s 2024 Debentures (See Note 9) representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculation.
16. Related Party Transactions
     In October 2000, the Company guaranteed certain margin loans advanced by a third party to Mr. Musser, then the Chief Executive Officer of the Company. The securities subject to the margin account included shares of the Company’s common stock. The Company entered into this guarantee arrangement to maintain an orderly trading market for its equity securities, to maintain its compliance posture with the Investment Company Act of 1940, and to avoid diversion of the attention of a key executive from the performance of his responsibilities to the Company. In May 2001, the Company entered into a $26.5 million loan agreement with Mr. Musser. The proceeds of the loan were used to repay the margin loans guaranteed by the Company in October 2000. The purpose of the May 2001 loan agreement was to eliminate the guarantee obligations and to provide for direct and senior access to Mr. Musser’s assets as collateral for the loan. The Company demanded repayment in January 2003 and, when no payment was received, declared a default. Based on the information available to us, the Company concluded that Mr. Musser may not have sufficient personal assets to satisfy the outstanding balance due under the loan. Through September 30, 2006, the Company had impaired the loan over time by an aggregate of $15.7 million to the estimated value of the collateral.
     In December 2006, the Company restructured the obligation to reduce the amount outstanding to $14.8 million, bearing interest at a rate of 5% per annum, in order to obtain new collateral, which is expected to be the primary source of repayment, along with additional collateral required to be provided to the Company over time. Cash payments, when received, will reduce the carrying value of the note, and thereafter, will be recognized as Recovery-related party in the Consolidated Statements of Operations. Subsequent to the restructuring of the obligation and prior to December 31, 2006, the Company received cash of approximately $1.0 million from the sale of collateral, which exceeded its then carrying value of the loan. The excess of $0.4 million is reflected as Recovery-related party in the Consolidated Statements of Operations. The carrying value of the loan at December 31, 2006 is zero.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As described in Note 13, the Company sold certain holdings in private equity funds in the fourth quarter of 2005 to a third party.
17. Commitments and Contingencies
     The Company, and its partner companies, are involved in various claims and legal actions arising in the ordinary course of business, and which may from time to time arise from facility lease terminations. While in the current opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations, no assurance can be given as to the outcome of these lawsuits, and one or more adverse rulings could have a material adverse effect on the Company’s consolidated financial position and results of operations, or that of our partner companies.
     The Company and its subsidiaries conduct a portion of their operations in leased facilities and lease machinery and equipment under leases expiring at various dates to 2015. Total rental expenses under operating leases was $5.8 million, $6.3 million and $5.4 million in 2006, 2005 and 2004, respectively. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2006, are (in millions): $6.2 — 2007; $5.7 — 2008; $4.1 — 2009; $2.0 — 2010; $1.6 — 2011; and $6.3 thereafter.
     In connection with its ownership interests in certain affiliates, the Company had the following outstanding guarantees at December 31, 2006:

		Debt Included on
		Consolidated
	Amount	Balance Sheet
	(in millions)	(in millions)

Consolidated companies guarantees — credit facilities	$28.0	$25.5
Other consolidated company guarantees — operating leases	4.7	—
Non-consolidated company guarantees	3.8	—

Total	$36.5	$25.5

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company has committed capital of approximately $6.2 million, including a conditional commitment to provide a partner company with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $4.9 million which is expected to be funded during the next twelve months.
     Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of certain private equity funds (the “clawback”). Assuming the private equity funds in which the Company was a general partner were liquidated or dissolved on December 31, 2006 and assuming for these purposes the only distributions from the funds were equal to the carrying value of the funds on the December 31, 2006 financial statements, the maximum clawback the Company would be required to return for our general partner interest is approximately $8 million. The Company estimates its liability to be approximately $6.7 million of which $5.3 million was reflected in Accrued Expenses and Other Current Liabilities and $1.4 million was reflected in Other Long-Term Liabilities on the Consolidated Balance Sheets.
     The Company’s ownership in the funds which have potential clawback liabilities range from 19-30%. The clawback liability is joint and several, such that the Company may be required to fund the clawback for other general partners should they default. The funds have taken several steps to reduce the potential liabilities should other general partners default, including withholding all general partner distributions in escrow and adding rights of set-off among certain funds. The Company believes its liability due to the default of other general partners is remote.
     In October 2001, the Company entered into an agreement with Mr. Musser, its former Chairman and Chief Executive Officer, to provide for annual payments of $650,000 per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued Expenses and the long-term portion of $2.5 million was included in Other Long-Term Liabilities on the Consolidated Balance Sheet at December 31, 2006.
     The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason”. The maximum aggregate exposure under the agreements was approximately $8 million at December 31, 2006.

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
Parent Company Balance Sheets

	As of December 31,
	2006	2005
	(In thousands)
Assets:
Cash and cash equivalents	$59,933	$108,300
Restricted cash	—	1,098
Marketable securities	94,155	31,770
Restricted marketable securities	3,869	3,805
Other current assets	1,978	1,704
Asset held-for-sale	—	24,242

Total current assets	159,935	170,919
Ownership interests in and advances to companies	178,409	150,891
Long-term marketable securities	487	3,311
Long-term restricted marketable securities	5,737	9,457
Cash held in escrow	19,398	—
Other	3,377	5,109

Total Assets	$367,343	$339,687

Liabilities and Shareholders’ Equity:
Current convertible senior debentures	—	5,000
Current liabilities	18,816	13,625

Total current liabilities	18,816	18,625
Long-term liabilities	5,625	11,087
Convertible senior debentures	129,000	145,000
Shareholders’ equity	213,902	164,975

Total Liabilities and Shareholders’ Equity	$367,343	$339,687

     Parent Company Statements of Operations

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating expenses	$(24,346)	$(18,063)	$(19,293)
Other income, net	5,441	6,343	38,659
Recovery (impairment) — related party	360	28	(3,400)
Interest income	6,703	4,871	2,409
Interest expense	(4,617)	(4,914)	(8,647)
Equity loss	(28,605)	(26,373)	(35,069)

Net loss from continuing operations before income taxes	(45,064)	(38,108)	(25,341)
Income tax benefit	1,284	—	—
Equity income (loss) attributable to discontinued operations	89,810	6,038	(29,479)

Net income (loss)	$46,030	$(32,070)	$(54,820)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Parent Company Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$46,030	$(32,070)	$(54,820)
Adjustments to reconcile to net cash used in operating activities:
(Income) loss from discontinued operations	(89,810)	(5,094)	19,819
Depreciation	197	183	203
Equity loss	28,605	25,404	44,729
Non-cash compensation charges	4,037	1,264	2,153
Other income, net	(5,441)	(6,343)	(38,659)
(Recovery) impairment — related party	(360)	(28)	3,400
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Other current assets	—	1,111	(320)
Other current liabilities	4,703	2,039	(968)

Net cash provided by (used in) operating activities	(12,039)	(13,534)	(24,463)

Cash Flows from Investing Activities
Proceeds from sales of available-for-sale and trading securities	3,551	241	14,784
Proceeds from sales of and distributions from companies and funds	1,530	29,467	39,085
Advances to companies	—	(3,898)	(615)
Acquisitions of ownership interests in companies and funds, net of cash acquired	(52,596)	(44,964)	(58,263)
Repayment of note receivable-related party, net	360	1,413	7,162
Increase in restricted cash and short-term investments	(208,514)	(55,602)	(42,160)
Decrease in restricted cash and short-term investments	146,129	57,387	16,143
Purchases of held-to-maturity securities	—	—	(16,715)
Capital expenditures	(101)	(44)	(272)
Other, net	72	—	1,068
Proceeds from sale of discontinued operations	93,410	—	125,853

Net cash provided by (used in) investing activities	(16,159)	(16,000)	86,070

Cash Flows from Financing Activities:
Proceeds from convertible senior debentures	—	—	150,000
Payment of offering costs on convertible senior debentures	—	—	(4,887)
Repurchase of convertible senior debentures	(16,215)	—	—
Repurchase of convertible subordinated notes	—	—	(200,000)
Payment of costs to repurchase convertible subordinated notes	—	—	(1,368)
Decrease in restricted cash	1,098	—	—
Advance (to) from subsidiary	(5,500)	9,511	—
Issuance of Company common stock, net	448	61	1,392

Net cash provided by (used in) financing activities	(20,169)	9,572	(54,863)

Net Increase (Decrease) in Cash and Cash Equivalents	(48,367)	(19,962)	6,744
Cash and Cash Equivalents at beginning of period	108,300	128,262	121,518

Cash and Cash Equivalents at end of period	$59,933	$108,300	$128,262

     Parent Company cash and cash equivalents excludes marketable securities, which consists of longer-term securities, including commercial paper and certificates of deposit.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19. Supplemental Cash Flow Information
     During the years ended December 31, 2006, 2005 and 2004, the Company converted $0.2 million, $2.3 million and $1.2 million, respectively, of advances to companies into ownership interests in companies.
     Interest paid in 2006, 2005 and 2004 was $6.7 million, $6.5 million and $9.2 million, respectively, of which $3.7 million in 2006, $3.9 million in 2005 and $7.6 million in 2004 was related to the Company’s convertible subordinated notes and senior debentures.
     Cash paid for taxes in the years ended December 31, 2006, 2005 and 2004 was $0.3 million, $0.2 million and $0.2 million, respectively.
     During the years ended December 31, 2006 and 2005, the Company received distributions from a private equity fund of 68,026, and 37,658 common shares of Arbinet-the-exchange (“Arbinet”), valued at $0.5 million and $0.5 million on the date of distribution, respectively. The Arbinet shares were sold during 2006 and 2005 for net cash proceeds of $0.3 million and $0.2 million, respectively. During the year ended December 31, 2004, the Company sold its interest in Sanchez for $32.1 million in cash and 226,435 shares of FNF common stock valued at $8.3 million on the date of the merger. The FNF shares were sold during 2004 for net cash proceeds of $8.3 million. Also during 2004, the Company sold its interest in Tangram Enterprise Solutions for shares of Opsware, Inc. valued at $6.9 million. The Opsware shares were sold during 2004 for $6.5 million in net cash proceeds.
20. Operating Segments
     The Company presents its five consolidated partner companies as separate segments — Acsis, Alliance Consulting, Clarient, Laureate Pharma and Pacific Title. The results of operations of the Company’s non-consolidated partner companies and the Company’s ownership in private equity funds are reported in the “Other Companies” segment. The Other Companies segment also includes the gain or loss on the sale of companies and funds, except for gains and losses included in discontinued operations.
     Management evaluates segment performance based on segment revenue, operating income (loss) and income (loss) before income taxes, which reflects the portion of income (loss) allocated to minority shareholders.
     Other items include certain expenses which are not identifiable to the operations of our operating business segments. Other items primarily consists of general and administrative expenses related to our corporate operations including employee compensation, insurance and professional fees, including legal, finance and consulting. Other items also includes interest income, interest expense and income taxes, which are reviewed by management independent of segment results.
     The following tables reflect the Company’s consolidated operating data by reportable segment. Segment results include the results of the consolidated partner companies, impairment charges, gains or losses related to the disposition of the partner companies, the Company’s share of income or losses for entities accounted for under the equity method and the mark to market of trading securities. All significant intersegment activity has been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and among the Company’s subsidiaries.
     Segment assets in Other Items included primarily cash, cash equivalents and marketable securities of $154.1 million and $141.2 million at December 31, 2006 and 2005 respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Revenue is attributed to geographic areas based on where the services are performed or the customer’s shipped to location. A majority of the Company’s revenue is generated in the United States.
     As of December 31, 2006 and 2005, the Company’s assets were primarily located in the United States.
The following represents the segment data from continuing operations:

	For the Year Ended December 31, 2006
	(in thousands)
									Total
		Alliance		Laureate	Pacific	Other	Total	Other	Continuing
	Acsis	Consulting	Clarient	Pharma	Title	Companies	Segments	Items	Operations
Revenue	$18,634	$104,571	$33,605	$11,714	$29,536	$—	$198,060	$—	$198,060
Operating income (loss)	(8,776)	808	(15,607)	(9,129)	2,368	—	(30,336)	(24,346)	(54,682)
Net income (loss) from continuing operations	(8,264)	127	(9,587)	(9,737)	2,384	(2,455)	(27,532)	(16,248)	(43,780)

Segment Assets:
December 31, 2006	$27,266	$83,766	$42,652	$25,626	$20,589	$55,035	$254,934	$188,447	$443,381
December 31, 2005	30,993	80,959	40,599	21,479	18,864	21,208	214,102	161,242	375,344

	For the Year Ended December 31, 2005
	(in thousands)
									Total
		Alliance		Laureate	Pacific	Other	Total	Other	Continuing
	Acsis	Consulting	Clarient	Pharma	Title	Companies	Segments	Items	Operations
Revenue	$2,022	$82,604	$20,150	$7,709	$31,346	$—	$143,831	$—	$143,831
Operating income (loss)	(2,579)	(422)	(15,981)	(10,471)	3,644	—	(25,809)	(18,063)	(43,872)
Net income (loss) from continuing operations	(2,556)	(1,194)	(9,717)	(10,870)	3,748	(791)	(21,380)	(16,728)	(38,108)

	For the Year Ended December 31, 2004
	(in thousands)
								Total
	Alliance		Laureate	Pacific	Other	Total	Other	Continuing
	Consulting	Clarient	Pharma	Title	Companies	Segments	Items	Operations
Revenue	$71,814	$9,769	$884	$25,609	$1,278	$109,354	$—	$109,354
Operating income (loss)	(7,439)	(20,974)	(251)	1,226	(1,396)	(28,834)	(19,259)	(48,093)
Net income (loss) from continuing operations	(7,736)	(12,829)	(270)	1,157	26,157	6,479	(31,820)	(25,341)
Other Items

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Corporate operations	$(17,271)	$(16,811)	$(31,940)
Income tax benefit (expense)	1,023	83	120

	$(16,248)	$(16,728)	$(31,820)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
21. Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2006:
Revenue	$46,100	$48,010	$50,608	$53,342

Cost of sales	34,025	34,643	35,829	37,893
Selling, general and administrative	24,006	24,819	24,599	26,538
Research and development	1,750	1,622	1,660	1,945
Amortization of intangibles	973	972	700	768

Total operating expenses	60,754	62,056	62,788	67,144

Operating loss	(14,654)	(14,046)	(12,180)	(13,802)
Other income (loss), net	3,137	(1,243)	3,077	602
Recovery (impairment) — related party	—	—	—	360
Interest income	1,543	1,576	1,399	2,396
Interest expense	(1,618)	(1,659)	(1,777)	(1,767)
Equity income (loss)	(605)	335	(1,910)	(1,087)
Minority interest	1,997	1,895	1,789	1,439

Net loss from continuing operations before income taxes	(10,200)	(13,142)	(9,602)	(11,859)
Income tax (expense) benefit	(12)	1,235	(83)	(117)

Net loss from continuing operations	(10,212)	(11,907)	(9,685)	(11,976)
Income from discontinued operations, net of tax	3,760	2,672	78	83,300

	$(6,452)	$(9,235)	$(9,607)	$71,324

Basic income (loss) per share (a)
Net loss from continuing operations	$(0.08)	$(0.10)	$(0.08)	$(0.10)
Net income from discontinued operations	0.03	0.02	—	0.69

	$(0.05)	$(0.08)	$(0.08)	$0.59

Diluted income (loss) per share (a)
Net loss from continuing operations	$(0.08)	$(0.10)	$(0.08)	$(0.10)
Net income from discontinued operations	0.03	0.02	—	0.69

	$(0.05)	$(0.08)	$(0.08)	$0.59

2005:
Revenue	$31,965	$37,145	$34,033	$40,688

Cost of sales	23,784	25,756	25,624	30,017
Selling, general and administrative	17,846	16,638	18,834	20,860
Research and development	887	759	921	1,227
Purchased in-process research and development	—	—	—	2,183
Amortization of intangibles	632	589	611	535

Total operating expenses	43,149	43,742	45,990	54,822

Operating loss	(11,184)	(6,597)	(11,957)	(14,134)
Other income (loss), net	(9)	1,259	966	5,122
Recovery (impairment) — related party	(158)	(102)	—	288
Interest income	1,119	1,132	1,363	1,370
Interest expense	(1,491)	(1,549)	(1,659)	(1,729)
Equity loss	(4,031)	(1,376)	(599)	(591)
Minority interest	1,636	1,215	1,849	1,656

Net loss from continuing operations before income taxes	(14,118)	(6,018)	(10,037)	(8,018)
Income tax (expense) benefit	176	(136)	(38)	81

Net loss from continuing operations	(13,942)	(6,154)	(10,075)	(7,937)
Income (loss) from discontinued operations, net of tax	(2,151)	(1,525)	(565)	10,279

	$(16,093)	$(7,679)	$(10,640)	$2,342

Basic income (loss) per share (a)
Net loss from continuing operations	$(0.12)	$(0.05)	$(0.08)	$(0.07)
Net income (loss) from discontinued operations	(0.01)	(0.01)	(0.01)	0.09

	$(0.13)	$(0.06)	$(0.09)	$0.02

Diluted income (loss) per share (a)
Net loss from continuing operations	$(0.12)	$(0.05)	(0.08)	$(0.07)
Net income (loss) from discontinued operations	(0.01)	(0.01)	(0.01)	0.09

	$(0.13)	$(0.06)	$(0.09)	$0.02

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Per share amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period. Additionally, in regard to diluted per share amounts only, quarterly amounts may not add to the annual amounts because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive, and because of the adjustments to net income (loss) for the dilutive effect of partner company common stock equivalents and convertible securities.
22. Trade Accounts Receivable
     The following table summarizes the activity in the allowance for doubtful accounts:

(In thousands)
Balance, December 31, 2003	$1,016
Charged to costs and expenses	643
Charge-offs	(309)
Other	(272)

Balance, December 31, 2004	1,078
Charged to costs and expenses	1,612
Charge-offs	(1,220)
Other	250

Balance, December 31, 2005	1,720
Charged to costs and expenses	942
Charge-offs	(869)

Balance, December 31, 2006	$1,793

23. Subsequent Events
     On March 8, 2007, Clarient sold its technology group business (which developed, manufactured and marketed the ACIS Automated Image Analysis System) and related intellectual property to Zeiss MicroImaging, Inc. (the “ACIS Sale”) for an aggregate purchase price of $12.5 million (including $1.5 million in contingent purchase price). As part of the ACIS Sale, Clarient entered into a license agreement with Zeiss pursuant to which Zeiss granted Clairent a non-exclusive, perpetual and royalty-free license to certain of the intellectual property for use in connection with imaging applications and Clarient’s laboratory services business. Clarient and Zeiss also committed to pursue strategic joint development arrangements to develop novel markers and new menu applications for the ACIS product line.
     On March 7, 2007, the Company provided a subordinated revolving credit line (the “Mezzanine Facility”) to Clarient. Under the Mezzanine Facility, which expires December 8, 2008, the Company committed to provide Clarient access to up to $6 million in working capital funding. Amounts funded under the Mezzanine Facility will earn interest at an annual rate of 12%. The Mezzanine Facility was originally $12 million, but was reduced by $6 million as a result of the ACIS Sale. In connection with the Mezzanine Facility, Clarient issued to the Company warrants to purchase Clarient common stock and will issue additional warrants depending on amounts borrowed under the Mezzanine Facility.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Election of Directors,” “Corporate Governance Principles and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information about our executive officers is included as an Annex to Part I above.
Item 11. Executive Compensation
     Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Stock Ownership of Directors and Officers.”
     Securities Authorized for Issuance under Equity Compensation Plans
     Our equity compensation plans provide a broad-based program designed to attract and retain talent while creating alignment with the long-term interests of our shareholders. Employees at all levels participate in our equity compensation plans. In addition, members of our Board of Directors (“Board”) and members of our Technology and Life Sciences Advisory Boards (“Advisory Boards”) receive stock options for their service on our Board and Advisory Boards, respectively. Members of our Board also are eligible to defer directors’ fees and receive deferred stock units with a value equal to the directors’ fees deferred and matching deferred stock units equal to 25% of the directors’ fees deferred.
     Our Board is authorized to administer our equity compensation plans, adopt, amend and repeal the administrative rules relating to the plans, and interpret the provisions of the plans. Our Board has delegated to the Compensation Committee of the Board (the “Compensation Committee”) authority to administer our equity compensation plans.
     Our Compensation Committee has the authority to select the recipients of grants under our equity compensation plans and determine the terms and conditions of the grants, including but not limited to (i) the number of shares of common stock covered by such grants, (ii) the type of grant, (iii) the dates upon which such grants vest (which for time-based vesting options is typically 25% on the first anniversary of the grant date and in 36 equal monthly installments thereafter) and for market-based vesting options is based upon the achievement of improvement in Safeguard’s market capitalization above the base market capitalization established at the time of grant), (iv) the exercise price of options (which is equal to the average of the high and low prices of a share of our common stock as reported on the New York Stock Exchange consolidated tape on the grant date) or the consideration to be paid in connection with restricted stock, stock units or other stock-based grants (which may be no consideration), and (iv) the term of the grant. Deferred stock units issued to directors are payable, on a one-for-one basis, in shares of Safeguard common stock following a director’s termination of service on the Safeguard Board.
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

     A total of 5,400,000 shares of our common stock are authorized for issuance under the 2001 Plan. At December 31, 2006, 3,764,031 shares were subject to outstanding options, 99,389 shares were available for future issuance, and 1,536,580 shares had been issued under the 2001 Plan. If any option granted under the 2001 Plan expires or is terminated, surrendered, canceled or forfeited, or if any shares of restricted stock, performance units or other stock-based grants are forfeited, the unused shares of common stock covered by such grants will again be available for grant under the 2001 Plan.
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
     During 2005, the Safeguard Board’s Compensation Committee granted “employee inducement” awards to two newly hired executive officers. The awards were granted outside of Safeguard’s existing equity compensation plans under NYSE rules and consisted of options to purchase up to an aggregate of 6,000,000 shares of Safeguard common stock. The awards have an eight-year term and a per share exercise price equal to the average of the high and low prices of Safeguard common stock on the respective executive’s employment commencement date. Of the shares underlying the options, an aggregate of 375,000 shares vested on the first anniversary of the grant date, 1,125,000 shares vest in 36 equal monthly installments thereafter and the remaining 4,500,000 shares vest incrementally based upon the achievement of certain specified levels of improvement in Safeguard’s market capitalization. With the exception of the market-based vesting provisions, the terms and provisions of the employee inducement awards are substantially the same as options previously awarded to other executives under Safeguard’s equity compensation plans.

     The following table provides information as of December 31, 2006 about the securities authorized for issuance under our equity compensation plans.
Equity Compensation Plan Information

			Number of securities
	Number of		remaining available
	securities to be	Weighted-average	for future issuance
	issued upon	exercise price of	under equity
	exercise of	outstanding	compensation plans
	outstanding	options, warrants	(excluding securities
	options, warrants	and rights	reflected in column
Plan Category	and rights	(1)	(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (2)	10,235,012	$2.2238	3,259,786

Equity compensation plans not approved by security holders (3)	9,764,031	$1.7562	99,389

Total	19,999,043	$1.9800	3,359,175

(1)	The weighted average exercise price calculation excludes 1,271,127 shares underlying outstanding deferred stock units awarded to executive officers and directors included in column (a) which are payable in stock, on a one-for-one basis.

(2)	Represents awards granted, and shares available for issuance, under the 1999 Equity Compensation Plan and the 2004 Equity Compensation Plan. Includes 1,135,145 shares underlying deferred stock units awarded to executive officers and directors for no consideration and 135,982 shares underlying deferred stock units awarded to directors in lieu of all or a portion of directors’ fees. Payments in respect of deferred stock units are generally distributable following termination of employment or service, death, permanent disability or retirement. The value of the deferred stock units was approximately $3.8 million based on the fair value of the stock on the various grant dates. The deferred stock units generally vest over a period of four years, with the exception of deferred stock units issued to directors in lieu of compensation, which are fully vested, and matching deferred stock units awarded to directors, which vest on the first anniversary of the grant.

(3)	Includes awards granted and shares available for issuance under the 2001 Plan and 6,000,000 “employee inducement” awards.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Corporate Governance Principles and Board Matters — ‘Board Independence’ and ‘Review and Approval of Transactions with Related Persons’” and “Relationships and Transactions with Management and Others.”
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

		Incorporated Filing Reference
			Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number
2.1	Agreement and Plan of Merger dated as of November 9, 2005 by and among Safeguard Delaware, Inc., Safeguard Scientifics, Inc., AI Acquisition Corporation, Acsis, Inc., certain stockholders of Acsis, Inc., and Wand Equity Portfolio II LP	Form 8-K 11/10/05	99.1

2.2	Agreement and Plan of Merger, dated as of August 14, 2006, among Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard 2001 Capital, L.P., SRA Ventures, LLC, SRA International, Inc., Systems Research and Application Corporation, Mantas, Inc., i-flex solutions, ltd., i-flex America, inc. and Mandarin Acquisition Corp.	Form 8-K 8/15/06	99.2

3.1	Amended and Restated Articles of Incorporation of Safeguard	Form 10-K 3/15/04	3.1

3.2	By-laws of Safeguard, as amended	Form 10-Q 5/15/01	3.1

4.1	Rights Agreement dated as of March 1, 2000 between Safeguard Scientifics, Inc. and ChaseMellon Shareholder Services LLC, as Rights Agent	Form 8-K 2/29/00	4

4.2	Designation of Series A Junior Participating Preferred Shares	Form 10-K 3/22/00	4.11

4.3	Indenture, dated as of February 18, 2004 between Safeguard Scientifics, Inc. and Wachovia Bank, National Association, as trustee, including the form of 2.625% Convertible Senior Debentures due 2024	Form 10-K 3/15/04	4.10

10.1.1 *	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended	Form 10-K 4/2/01	4.3

10.1.2 *	Amendment No. 1 to the Safeguard Scientifics, Inc. 1999 Equity Compensation Plan	Form 10-Q 8/6/04	10.2

10.2.1	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan	Form S-8 11/14/01	4.1

		Incorporated Filing Reference
			Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number
10.2.2	Amendment No. 1 to the Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan	Form 10-K 3/21/03	4.4.1

10.2.3	Amendment No. 2 to the Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan	Form 10-Q 8/6/04	10.3

10.3 *	Safeguard Scientifics, Inc. 2004 Equity Compensation Plan	Form 10-Q 8/6/04	10.1

10.4 *	Stock Option Grant Certificate issued to Peter J. Boni dated August 16, 2005	Form 10-Q 11/9/05	10.2

10.5 *	Stock Option Grant Certificate issued to James A. Datin dated September 7, 2005	Form 10-Q 11/9/05	10.4

10.6 *	Stock Option Grant Certificate issued to John A. Loftus dated September 13, 2005	Form 8-K 9/19/05	99.1

10.7.1*	Stock Option Grant Certificate issued to Christopher J. Davis dated October 25, 2005	Form 8-K 10/31/05	99.1

10.7.2 *	Stock Option Grant Certificate issued to Christopher J. Davis dated December 16, 2005	Form 8-K 12/21/05	99.1

10.8 *	Stock Option Grant Certificate issued to Steven J. Feder dated October 25, 2005	Form 8-K 10/31/05	99.2

10.9 *†	Stock Option Grant Certificate issued to Stephen Zarrilli dated December 15, 2006	—	—

10.10 *†	Restricted Stock Grant Agreement issued to John A. Loftus dated December 15, 2006	—	—

10.11.1 *	Form of directors’ stock option grant certificate (prior to February 21, 2007)	Form 10-Q 11/9/04	10.3

10.11.2 *†	Form of directors’ stock option grant certificate as of February 21, 2007	—	—

10.12 *	Form of officers’ stock option grant certificate	Form 10-Q 11/9/04	10.4

10.13 *	Safeguard Scientifics, Inc. Group Stock Unit Award Program—form of grant document	Form 10-Q 11/9/04	10.5

10.14 *	Safeguard Scientifics, Inc. Group Stock Unit Program for Directors—form of grant document	Form 10-Q 11/9/04	10.6

10.15 *	Form of Restricted Stock Grant Agreement	Form 10-Q 11/9/04	10.7

10.16 *	Safeguard Scientifics, Inc. Long Term Incentive Plan, as amended and restated effective June 15, 1994	Form 10-K 3/30/95	10.6

10.17 *	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of October 25, 2005)	Form 10-K 3/13/06	10.16

10.18 *	2006 Management Incentive Plan	Form 8-K 2/27/06	99.1

10.19 *†	Compensation Summary — Non-employee Directors	—	—

10.20 *	Employment Transition and Retirement Agreement between Safeguard Scientifics, Inc. and Anthony L. Craig dated April 13, 2005	Form 8-K 4/15/05	99.1

10.21.1 *	Employment Agreement dated August 17, 2004 between Safeguard Scientifics, Inc. and Christopher J. Davis	Form 10-Q 11/9/04	10.2

10.21.2 *†	Agreement dated December 14, 2006 between Safeguard Scientifics, Inc. and Christopher J. Davis	—	—

		Incorporated Filing Reference
			Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number
10.22 *	Employment Letter, effective November 17, 2004, and Letter Agreement, dated November 17, 2004, by and between Safeguard Scientifics, Inc. and Steven J. Feder	Form 8-K 11/19/04	99.1

10.23 *	Letter Agreement dated February 25, 2005 by and between Safeguard Scientifics, Inc. and John A. Loftus	Form 8-K 2/25/05	99.1

10.24 *	Agreement by and between Safeguard Scientifics, Inc. and Peter J. Boni dated August 1, 2005	Form 8-K 8/4/05	99.1

10.25 *	Agreement by and between Safeguard Scientifics, Inc. and James A. Datin dated September 7, 2005	Form 8-K 9/13/05	99.1

10.26 *†	Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of December 15, 2006	—	—

10.27.1	Loan Agreement dated May 10, 2002 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 8/14/02	10.1

10.27.2	First Amendment dated May 9, 2003 to Loan Agreement dated May 10, 2002, by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 5/13/03	10.1

10.27.3	Second Amendment dated February 12, 2004 to Loan Agreement dated May 10, 2002 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-K 3/15/04	10.19

10.27.4	Third Amendment dated May 5, 2004 to Loan Agreement dated May 10, 2002 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 5/10/04	10.29

10.27.5	Fourth Amendment dated September 30, 2004 to Loan Agreement dated May 10, 2002 by and among Comerica Bank, successor by merger to Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 10/5/04	10.1

10.27.6	Fifth Amendment dated as of May 2, 2005, to Loan Agreement dated as of May 10, 2002, as amended, by and among Comerica Bank, successor by merger to Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 5/6/05	99.1

10.27.7	Sixth Amendment dated as of August 1, 2005, to Loan Agreement dated as of May 10, 2002, as amended, by and among Comerica Bank, successor by merger to Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 8/4/05	99.4

10.27.8	Guaranty dated May 10, 2002 by Safeguard Scientifics, Inc. to Comerica Bank, successor by merger to Comerica Bank—California	Form 10-K 3/15/05	10.18.6

10.27.9	Affirmation and Amendment of Guaranty dated September 30, 2004, by Safeguard Scientifics, Inc. to Comerica Bank, successor by merger to Comerica Bank—California	Form 8-K 10/5/04	10.2

		Incorporated Filing Reference
			Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number
10.27.10	Seventh Amendment dated as of May 4, 2006 to Loan Agreement dated as of May 10, 2002, as amended, by and between Comerica Bank, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 8/4/06	10.1

10.27.11 †	Eighth Amendment dated as of February 28, 2007 to Loan Agreement dated as of May 10, 2002, as amended, by and between Comerica Bank, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	—	—

10.28.1	Loan Agreement dated as of November 17, 2006 by and among Commerce Bank, N.A., Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 11/20/06	99.1

10.28.2	Guaranty dated as of November 17, 2006 by Safeguard Scientifics, Inc. to Commerce Bank, N.A.	Form 8-K 11/20/06	99.2

10.29.1	Guaranty dated September 30, 2004 by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Alliance Consulting)	Form 8-K 10/5/04	10.4

10.29.2	Affirmation of Guaranty dated September 30, 2004 by Safeguard Scientifics, Inc.	Form 8-K 10/5/04	10.5

10.29.3	Amendment and Affirmation of Guaranty dated as of February 28, 2006 by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Alliance)	Form 8-K 3/6/06	99.7

10.29.4	Amendment and Affirmation of Guaranty dated as of February 28, 2006 by Safeguard Scientifics, Inc. (on behalf of Alliance)	Form 8-K 3/6/06	99.6

10.29.5 †	Amended and Restated Loan Agreement dated February 28, 2007 for $15 million by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	—	—

10.29.6 †	Amended and Restated Loan Agreement dated February 28, 2007 for $5 million by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	—	—

10.29.7 †	Affirmation of Guaranty dated February 28, 2007 by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Alliance Consulting)	—	—

10.30.1	Loan Agreement dated March 11, 2005, by and between Comerica Bank—California and ChromaVision Medical Systems, Inc.	(1)	10.10

10.30.2	First Amendment dated October 21, 2003 to Loan and Security Agreement dated February 13, 2003 between ChromaVision Medical Systems, Inc. and Comerica Bank	(2)	10.4

10.30.3	Second Amendment dated January 22, 2004 to Loan and Security Agreement dated February 13, 2003 between ChromaVision Medical Systems, Inc. and Comerica Bank	(3)	10.6

10.30.4	Third Amendment dated as of January 31, 2005 to Loan Agreement dated February 13, 2003 by and between Comerica Bank and ChromaVision Medical Systems, Inc.	Form 8-K 2/3/05	99.2

10.30.5	Fourth Amendment dated as of March 11, 2005 to Loan Agreement dated February 13, 2003 by and between Comerica Bank and ChromaVision Medical Systems, Inc.	(3)	10.8

		Incorporated Filing Reference
			Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number
10.30.6	Amended and Restated Unconditional Guaranty dated March 11, 2005 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of ChromaVision)	(3)	10.9

10.30.7	Reimbursement and Indemnity Agreement dated as of March 11, 2005 by ChromaVision Medical Systems, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	(3)	10.10

10.30.8	Waiver and Fifth Amendment dated as of August 1, 2005 to Loan Agreement dated February 13, 2003 by and between Comerica Bank and Clarient, Inc.	(4)	99.1

10.30.9	Second Amended and Restated Unconditional Guaranty dated August 1, 2005 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Clarient, Inc.)	(4)	99.2

10.30.10	Reimbursement and Indemnity Agreement dated as of August 1, 2005 by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	(4)	99.3

10.30.11	Sixth Amendment dated as of February 28, 2006, to Loan Agreement dated as of February 13, 2003, as amended, by and between Comerica Bank and Clarient, Inc., formerly known as ChromaVision Medical Systems, Inc.	Form 8-K 3/6/06	99.3

10.31.1	Loan and Security Agreement dated as of December 1, 2004 by and between Comerica Bank and Laureate Pharma, Inc.	Form 8-K 12/7/04	99.1

10.31.2	Guaranty dated December 1, 2004 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Laureate Pharma)	Form 8-K 12/7/04	99.2

10.31.3	First Amendment dated as of January 31, 2005 to Loan and Security Agreement dated as of December 1, 2004 by and between Comerica Bank and Laureate Pharma, Inc.	Form 8-K 2/3/05	99.3

10.31.4	Second Amendment dated as of May 5, 2005 to Loan and Security Agreement dated as of December 1, 2004 by and between Comerica Bank and Laureate Pharma, Inc.	Form 10-Q 8/8/05	10.4

10.31.5	Third Amendment dated as of June 20, 2005 to Loan and Security Agreement dated as of December 1, 2004 by and between Comerica Bank and Laureate Pharma, Inc.	Form 10-Q 8/8/05	10.5

10.31.6	Affirmation and Amendment of Guaranty dated June 20, 2005 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Laureate Pharma)	Form 10-Q 8/8/05	10.6

10.31.7	Fourth Amendment dated as of February 28, 2006 to Loan and Security Agreement dated as of December 1, 2004, by and between Comerica Bank and Laureate Pharma, Inc.	Form 8-K 3/6/06	99.4

10.31.8	Fifth Amendment dated as of August 2, 2006 to Loan and Security Agreement dated as of December 1, 2004, by and between Comerica Bank and Laureate Pharma, Inc.	Form 10-Q 11/3/06	10.2

10.31.9 †	Sixth Amendment dated as of February 28, 2007 to Loan and Security Agreement dated as of December 1, 2004, by and between Comerica Bank and Laureate Pharma, Inc.	—	—

Incorporated Filing Reference
Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number
10.31.10 †	Amendment and Affirmation of Guaranty dated February 28, 2007 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Laureate Pharma)	—	—

10.31.11 †	Deficiency Guaranty dated February 28, 2007 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Laureate Pharma)	—	—

10.32.1	Securities Purchase Agreement dated November 8, 2005 by and among Clarient, Inc. and the investors named therein	(5)	99.1

10.32.2	Registration Rights Agreement dated November 8, 2005 by and among Clarient, Inc. and the investors named therein	(5)	99.2

10.32.3	Form of Common Stock Purchase Warrant issued by Clarient, Inc. pursuant to the Securities Purchase Agreement dated November 8, 2005	(5)	99.3

10.33	Letter of Credit issued to W.P. Carey	Form 8-K 10/5/04	10.1

10.34	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36

14 †	Code of Business Conduct and Ethics	—	—

21 †	List of Subsidiaries	—	—

23.1 †	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—

31.1 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2 †	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference to the Annual Report on Form 10-K filed March 31, 2003 by Clarient, Inc. (SEC File No. 000-22677)

(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 14, 2003 by Clarient, Inc. (SEC File No. 000-22677)

(3)	Incorporated by reference to the Annual Report on Form 10-K filed March 14, 2005 by Clarient, Inc. (SEC File No. 000-22677)

(4)	Incorporated by reference to the Current Report on Form 8-K filed on August 4, 2005 by Clarient, Inc. (SEC File No. 000-22677)

(5)	Incorporated by reference to the Current Report on Form 8-K filed on November 9, 2005 by Clarient, Inc. (SEC File No. 000-22677)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safeguard Scientifics, Inc.
By:	PETER J. BONI
Peter j. boni
President and Chief Executive Officer

Dated: March 27, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Peter j. Boni Peter J. Boni	President and Chief Executive Officer and Director (Principal Executive Officer)	Dated: March 27, 2007

Stephen T. Zarrilli Stephen T. Zarrilli	Acting Senior Vice President, Acting Chief Administrative Officer and Acting Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: March 27, 2007

Michael J. Cody Michael J. Cody	Director	Dated: March 27, 2007

Julie A. Dobson Julie A. Dobson	Director	Dated: March 27, 2007

Robert E. Keith, JR. Robert E. Keith, Jr.	Chairman of the Board of Directors	Dated: March 27, 2007

Andrew E. Lietz Andrew E. Lietz	Director	Dated: March 27, 2007

George Mackenzie George MacKenzie	Director	Dated: March 27, 2007

George McClelland George McClelland	Director	Dated: March 27, 2007

Jack L. Messman Jack L. Messman	Director	Dated: March 27, 2007

John W. Poduska, SR. John W. Poduska Sr.	Director	Dated: March 27, 2007

John J. Roberts John J. Roberts	Director	Dated: March 27, 2007