Form 10-Q
period 2007-03-31
SAFEGUARD SCIENTIFICS INC
filed 2007-05-10
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2007

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
Yes ☐ No ☑
Number of shares outstanding as of May 8, 2007
Common Stock 120,924,513

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT FORM 10-Q
INDEX
PART I — FINANCIAL INFORMATION

Page

Item 1 — Financial Statements:

Consolidated Balance Sheets — March 31, 2007 (unaudited) and December 31, 2006	3

Consolidated Statements of Operations (unaudited) — Three Months Ended March 31, 2007 and 2006	4

Consolidated Statements of Cash Flows (unaudited) — Three Months Ended March 31, 2007 and 2006	5

Notes to Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	43

Item 4 — Controls and Procedures	44

PART II — OTHER INFORMATION

Item 1A — Risk Factors	45

Item 5 — Other Information	46

Item 6 — Exhibits	46

Signatures	48
Ninth Amendment
Amendment and Affirmation of Guaranty
First Amendment and Waiver
First Amendment and Waiver
Affirmation of Guaranty
Certification of Peter J. Boni
Certification of Stephen T. Zarrilli
Certification of Peter J. Boni, pursuant to Section 906
Certification of Stephen T. Zarrilli, pursuant to Section 906

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(In thousands, except per
	share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$92,039	$67,012
Restricted cash — current	177	—
Marketable securities	62,264	94,155
Restricted marketable securities	3,814	3,869
Accounts receivable, less allowances ($1,595 — 2007; $1,713 — 2006)	34,837	33,167
Prepaid expenses and other current assets	6,836	5,080
Current assets of discontinued operations	—	11,703

Total current assets	199,967	214,986
Property and equipment, net	34,798	34,209
Ownership interests in and advances to companies	72,233	54,548
Long-term marketable securities	65	487
Long-term restricted marketable securities	3,871	5,737
Intangible assets, net	11,460	11,984
Goodwill	80,487	80,418
Cash held in escrow	21,932	19,398
Other	3,705	3,764
Non-current assets of discontinued operations	—	17,850

Total Assets	$428,518	$443,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of credit line borrowings	$27,389	$25,014
Current maturities of long-term debt	3,789	3,192
Accounts payable	6,066	10,581
Accrued compensation and benefits	10,950	13,432
Accrued expenses and other current liabilities	19,441	18,733
Deferred revenue	5,511	3,560
Current liabilities of discontinued operations	—	3,465

Total current liabilities	73,146	77,977
Long-term debt	5,659	4,010
Other long-term liabilities	10,493	10,319
Convertible senior debentures	129,000	129,000
Deferred taxes	1,026	1,026
Minority interest	6,174	5,491
Non-current liabilities of discontinued operations	—	1,656
Commitments and contingencies
Redeemable subsidiary stock-based compensation	524	2,021
Shareholders’ Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 120,771 and 120,419 shares issued and outstanding in 2007 and 2006, respectively	12,077	12,042
Additional paid-in capital	753,028	750,361
Accumulated deficit	(562,723)	(551,058)
Accumulated other comprehensive income	114	536

Total shareholders’ equity	202,496	211,881

Total Liabilities and Shareholders’ Equity	$428,518	$443,381

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
	(unaudited)
Revenue	$39,509	$37,306
Operating Expenses:
Cost of sales	29,375	28,042
Selling, general and administrative	24,020	22,025
Research and development	872	640
Amortization of intangibles	524	620

Total operating expenses	54,791	51,327

Operating loss	(15,282)	(14,021)
Other income, net	101	3,124
Interest income	2,159	1,539
Interest expense	(1,832)	(1,595)
Equity loss	(1,729)	(605)
Minority interest	1,651	1,749

Net loss from continuing operations before income taxes	(14,932)	(9,809)
Income tax expense	(14)	(9)

Net loss from continuing operations	(14,946)	(9,818)
Income from discontinued operations, net of tax	3,281	3,366

Net loss	$(11,665)	$(6,452)

Basic and Diluted Income (Loss) Per Share:
Net loss from continuing operations	$(0.12)	$(0.08)
Net income from discontinued operations	0.02	0.03

Net loss per share	$(0.10)	$(0.05)

Shares used in computing basic and diluted loss per share	122,116	121,279

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(in thousands)
	(unaudited)
Cash Flows from Operating Activities:
Cash flows from operating activities of discontinued operations	$730	$(456)
Cash flows from operating activities of continuing operations	(17,806)	(9,648)

Net cash used in operating activities	(17,076)	(10,104)

Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies and funds	2,304	1,519
Acquisitions of ownership interests in companies and funds, net of cash acquired	(22,220)	(1,464)
(Recovery costs) repayments of note-receivable related party	—	(275)
Increase in restricted cash and marketable securities	(62,264)	(6,522)
Decrease in restricted cash and marketable securities	94,155	14,919
Proceeds from the sale of property and equipment	24	310
Capital expenditures	(2,724)	(3,859)
Capitalized software costs	—	(53)
Proceeds from sale of discontinued operations, net	30,005	1,634
Cash flows from investing activities of discontinued operations	(362)	(777)

Net cash provided by investing activities	38,918	5,432

Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	—	(3,775)
Borrowings on revolving credit facilities	44,006	33,065
Repayments on revolving credit facilities	(41,631)	(30,062)
Borrowings on term debt	3,000	981
Repayments on term debt	(870)	(1,476)
Decrease (increase) in restricted cash	(231)	(232)
Issuance of Company common stock, net	280	327
Issuance of subsidiary common stock, net	163	23
Offering costs on issuance of subsidiary common stock	—	(70)
Cash flows from financing activities of discontinued operations	(230)	452

Net cash provided by (used in) financing activities	4,487	(767)

Net Increase (Decrease) in Cash and Cash Equivalents	26,329	(5,439)
Changes in cash and cash equivalents from Pacific Title and Art Studio and Mantas included in assets of discontinued operations	(1,302)	13
Cash and Cash Equivalents at beginning of period	67,012	122,069

Cash and Cash Equivalents at end of period	$92,039	$116,643

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
1.      GENERAL
          The accompanying unaudited interim Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statements rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and included together with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2006 Annual Report on Form 10-K.
2.      BASIS OF PRESENTATION
          The Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which it directly or indirectly owns more than 50% of the outstanding voting securities.
          The Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 and Consolidated Balance Sheets at March 31, 2007 and December 31, 2006 include the following subsidiaries in continuing operations:
Acsis, Inc. (“Acsis”)
Alliance Consulting Group Associates, Inc. (“Alliance Consulting”)
Clarient, Inc. (“Clarient”)
Laureate Pharma, Inc. (“Laureate Pharma”)
          Alliance Consulting operates on a 52 or 53-week fiscal year, ending on the Saturday closest to the end of the fiscal period. The Company and all other subsidiaries operate on a calendar year. Alliance Consulting’s first quarter ended on March 31, 2007 and April 1, 2006, each a period of 13 weeks.
          During 2007 and 2006, certain consolidated companies, or components thereof, were sold. See Note 3 for discontinued operations treatment of Pacific Title and Art Studio, Clarient’s technology group business, Mantas and Alliance Consulting’s Southwest region.
3.      DISCONTINUED OPERATIONS
     Pacific Title and Art Studio
          In March 2007, the Company sold Pacific Title and Art Studio for net cash proceeds of approximately $21.9 million including $2.3 million cash held in escrow. As a result of the sale, the Company recorded a pre-tax gain of $2.7 million in the first quarter of 2007. Pacific Title and Art Studio is reported in discontinued operations for all periods presented.
     Clarient — Technology Group
          In March 2007, Clarient sold its technology group business (which developed, manufactured and marketed the ACIS Automated Image Analysis System) and related intellectual property to Carl Zeiss MicroImaging, Inc. (the “ACIS Sale”) for net cash proceeds of $10.3 million (excluding $1.5 million in contingent purchase price). As a result of the sale, Clarient recorded a pre-tax gain of $3.6 million in the first quarter of 2007. The technology group business is reported in discontinued operations for all periods presented. Goodwill of $2.1 million related to the technology group business was included in discontinued operations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2007
     Mantas
          In October 2006, the Company sold its interest in Mantas for net cash proceeds of approximately $112.8 million, including $19.3 million held in escrow. The Company recorded a pre-tax gain of $83.9 million in the fourth quarter of 2006. Mantas is reported in discontinued operations for the first quarter of 2006. Mantas sold its telecommunications business and certain related assets and liabilities in the first quarter of 2006 for $2.1 million in cash. As a result of the sale, Mantas recorded a gain of $1.9 million in the first quarter of 2006, which is also reported in discontinued operations.
     Alliance Consulting — Southwest Region
          Alliance Consulting sold its Southwest region in May 2006 for proceeds of $4.5 million, including cash of $3.0 million and stock of the acquiror of $1.5 million which was subsequently sold. As a result of the sale, Alliance Consulting recorded a gain of $1.6 million in the second quarter of 2006. Alliance Consulting’s Southwest region is reported in discontinued operations for the first quarter of 2006.
          Results of all discontinued operations were as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
	(unaudited)
Revenue	$7,326	$21,090
Operating expenses	(8,098)	(19,622)
Other	(103)	(185)

Net income (loss) before income taxes and minority interest	(875)	1,283
Income tax (expense) benefit	8	(73)

Income (loss) from operations	(867)	1,210
Gain on disposal, net of tax	6,328	1,908
Minority interest	(2,180)	248

Income (loss) from discontinued operations, net of tax	$3,281	$3,366

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2007
          The assets and liabilities of the discontinued operations were as follows:

December 31,
2006
(in thousands)
Cash	$4,239
Accounts receivable, less allowances	5,393
Inventory	1,525
Other current assets	546

Total current assets	11,703
Property and equipment, net	10,680
Intangibles	4,442
Goodwill	2,080
Other assets	648

Total Assets	$29,553

Current debt	$746
Accounts payable	530
Accrued expenses	1,499
Deferred revenue	690

Total current liabilities	3,465
Long-term debt	1,057
Other long-term liabilities	599

Total Liabilities	$5,121

Carrying value	$24,432

4.      MARKETABLE SECURITIES
          Marketable securities included the following:

	Current		Non-Current
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
	(in thousands)
	(unaudited)		(unaudited)
Held-to-maturity:
Commercial paper	$62,264	$94,155	$—	$—
Restricted U.S. Treasury securities	3,814	3,869	3,871	5,737

	66,078	98,024	3,871	5,737
Available-for-sale:
Equity securities	—	—	65	487

	$66,078	$98,024	$3,936	$6,224

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2007
          As of March 31, 2007, the contractual maturities of securities were as follows:

	Years to Maturity
	(in thousands)
	(unaudited)
	Less Than	One to	No Single
	One Year	Five Years	Maturity Date	Total
Held-to-maturity	$66,078	$3,871	$—	$69,949
Available-for-sale	—	—	65	65

	$66,078	$3,871	$65	$70,014

          As of March 31, 2007 and December 31, 2006, the Company’s investment in available-for-sale securities had generated, on a cumulative basis, unrealized gains of $0.1 million and $0.5 million, respectively, which are reflected in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets.
5.      GOODWILL AND OTHER INTANGIBLE ASSETS
          The following is a summary of changes in the carrying amount of goodwill by segment:

	Alliance
	Consulting	Clarient	Acsis	Total
	(in thousands)
		(unaudited)
Balance at December 31, 2006	$56,155	$12,729	$11,534	$80,418
Purchase price adjustments	69	—	—	69

Balance at March 31, 2007	$56,224	$12,729	$11,534	$80,487

          As discussed in Note 15, certain purchase price adjustments are not final.
          Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite and indefinite useful lives:

	March 31, 2007
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(in thousands)
	(unaudited)
Customer-related	7 - 10 years	$9,721	$2,999	$6,722
Technology-related	3 years	1,376	611	765
Process-related	3 years	1,363	1,098	265
Trade names	20 years	1,222	81	1,141

		13,682	4,789	8,893
Trade names	Indefinite	2,567	—	2,567

Total		$16,249	$4,789	$11,460

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2007

	December 31, 2006
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(in thousands)
Customer-related	7 -10 years	$9,721	$2,719	$7,002
Technology-related	3 years	1,376	496	880
Process-related	3 years	1,363	984	379
Trade names	20 years	1,222	66	1,156

		13,682	4,265	9,417
Trade names	Indefinite	2,567	—	2,567

Total		$16,249	$4,265	$11,984

          Amortization expense related to intangible assets was $0.5 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively. The following table provides estimated future amortization expense related to intangible assets:

Total
(in thousands)
(unaudited)
Remainder of 2007	$1,503
2008	1,610
2009	1,164
2010	605
2011 and thereafter	4,011

$8,893

6.      RECENT ACCOUNTING PRONOUNCEMENTS
          In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Under SFAS No. 159, companies would report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize up-front costs and fees related to those items in earnings as incurred. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159.
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
          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained upon examination by the applicable taxing authority. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. See Note 11.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2007
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
          The following summarizes the components of comprehensive loss:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
	(unaudited)
Net loss from continuing operations	$(14,946)	$(9,818)
Other comprehensive loss:
Foreign currency translation adjustments	—	(31)
Unrealized holding losses on available-for-sale securities	(422)	(226)

Other comprehensive loss from continuing operations	(422)	(257)

Comprehensive loss from continuing operations	(15,368)	(10,075)
Net income from discontinued operations	3,281	3,366

Comprehensive loss	$(12,087)	$(6,709)

8.      LONG-TERM DEBT AND CREDIT ARRANGEMENTS
          Consolidated long-term debt consisted of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
	(unaudited)
Subsidiary credit line borrowings (guaranteed by the Company)	$21,500	$22,000
Subsidiary credit line borrowings (not guaranteed by the Company)	5,889	3,014
Subsidiary term loans and other borrowings (guaranteed by the Company)	5,687	3,000

	33,076	28,014
Capital lease obligations and other borrowings	3,761	4,202

	36,837	32,216
Less current maturities	(31,178)	(28,206)

Total long-term debt, less current portion	$5,659	$4,010

          The Company maintains a revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees. As of March 31, 2007, the facility size was $55 million and had a maturity date of May 3, 2007. On May 2, 2007, the revolving credit facility was amended to extend the expiration date to June 30, 2008. In addition, the credit facility was increased from $55 million to $75 million and the Company’s guarantee on a partner company facility was increased from $5 million to $7.5 million. Borrowing availability under the facility is reduced by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under partner company facilities maintained with that same lender. This credit facility bears interest at the prime rate (8.25% at March 31, 2007) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times the Company’s borrowings and letters of credit and amounts borrowed by partner companies under facilities maintained with that same bank. As of March 31, 2007, one partner company was not in compliance with certain financial covenants under its facility and subsequently received a waiver from the lender.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2007
          In January 2007, Clarient increased its facility by $3.5 million, which was guaranteed by the Company. In February 2007, all subsidiary facilities were extended for one year, with the exception of Acsis’ facility, which expires in August 2008. In addition to the extension of the maturity dates, Laureate Pharma’s working capital line was increased by $5.5 million and it entered into a $6 million equipment facility, all of which the Company guaranteed. Borrowings are secured by substantially all of the assets of the respective subsidiaries. These obligations bear interest at variable rates ranging between the prime rate minus 0.5% and the prime rate plus 0.5%. These facilities contain financial and non-financial covenants.
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
          Availability under the Company’s revolving credit facilities at March 31, 2007 was as follows (in thousands):

Total
Size of facilities	$75,000
Subsidiary facilities at same banks (a)	(38,300)
Outstanding letter of credit (b)	(6,514)

Amount available at March 31, 2007	$30,186

(a)	The Company’s ability to borrow under its credit facilities is limited by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under partner company facilities maintained at the same respective banks. Of the total facilities, $27.2 million was outstanding under these facilities at March 31, 2007 and was included as debt on the Consolidated Balance Sheet.
(b)	In connection with the sale of CompuCom, the Company provided to the landlord of CompuCom’s Dallas headquarters lease, a letter of credit, which will expire on March 19, 2019, in an amount equal to $6.3 million. In addition, the Company provided a $0.2 million letter of credit to a non-consolidated partner company in the first quarter of 2007.
          In September 2006, Clarient entered into a $5 million senior secured revolving credit agreement. Borrowing availability under the agreement is based on the level of Clarient’s qualified accounts receivable, less certain reserves. The agreement has a two-year term and bears interest at variable rates based on the lower of LIBOR plus 3.25% or the prime rate plus 0.5%. As of March 31, 2007, Clarient had no outstanding borrowings under this facility and had $3.2 million availability based on the level of qualified accounts receivable.
          Debt as of March 31, 2007 and December 31, 2006 bore interest at fixed rates between 4.62% and 20.33% and variable rates indexed to the prime rate plus 0.5%.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2007
     The Company’s debt matures as follows:

Total
(in thousands)
Remainder of 2007	$22,894
2008	10,582
2009	2,481
2010	756
2011 and thereafter	124

Total debt	$36,837

9.      CONVERTIBLE SUBORDINATED NOTES AND CONVERTIBLE SENIOR DEBENTURES
          In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on the 2024 Debentures is payable semi-annually. At the debenture holders’ option, the 2024 Debentures are convertible into Company common stock through March 14, 2024, subject to certain conditions. The conversion rate of the debentures at March 31, 2007 was $7.2174 of principal amount per share. The closing price of the Company’s common stock at March 31, 2007 was $2.96. The 2024 Debenture holders may require repurchase of the debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount plus accrued and unpaid interest. The 2024 Debenture holders may also require repurchase of the debentures upon certain events, including sale of all or substantially all of the Company’s common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, the Company may redeem all or some of the 2024 Debentures commencing March 20, 2009. During the first quarter of 2006, the Company repurchased $5 million of the face value of the 2024 Debentures for $3.8 million in cash. In connection with the repurchase, the Company recorded $0.1 million of expense related to the acceleration of deferred debt issuance costs associated with the 2024 Debentures, resulting in a net gain of $1.1 million, which is included in Other Income, Net in the Consolidated Statements of Operations. At March 31, 2007, the outstanding 2024 Debentures had a face value of $129 million and a market value of approximately $107 million, based on quoted market prices.
          As required by the terms of the 2024 Debentures, after completing the sale of CompuCom in October 2004, the Company escrowed $16.7 million for interest payments through March 15, 2009 on the 2024 Debentures. A total of $7.7 million is included in Restricted Marketable Securities on the Consolidated Balance Sheet at March 31, 2007, of which $3.8 million is classified as a current asset.
10.      STOCK-BASED COMPENSATION
          On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method.
Classification of Stock-Based Compensation Expense
          Stock-based compensation expense from continuing operations was recognized in the Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of sales	$62	$20
Selling, general and administrative	1,799	1,833
Research and development	41	4

	$1,902	$1,857

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2007
          The Company
          The fair value of the Company’s stock-based awards to employees are estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the end of the quarter. The expected life of stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life.

	Three Months Ended March 31,
	2007	2006
Service-Based Awards
Dividend yield	0%	0%
Expected volatility	63%	75%
Average expected option life	5 years	5 years
Risk-free interest rate	4.5%	4.6%
Market-Based Awards
Dividend yield	0%	0%
Expected volatility	57%	67%
Weighted average expected option life	6 years	6 years
Risk-free interest rate	4.8%	4.7%
          Market-based awards entitle participants to vest in a number of options determined by achievement of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met. Compensation expense is recognized over the requisite service periods using the straight-line method, but is accelerated if market capitalization targets are achieved earlier than estimated. Based on the achievement of market capitalization targets, 0.3 million shares vested during the first quarter of 2007. The Company recorded $0.6 million and $0.8 million of compensation expense related to these awards during the three months ended March 31, 2007 and 2006, respectively. Depending on the Company’s stock performance, the maximum number of unvested shares at March 31, 2007 attainable under these grants is 7.7 million shares.
          All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. The Company recorded $0.4 million and $0.3 million of compensation expense related to these awards during the three months ended March 31, 2007 and 2006, respectively.
          Consolidated Subsidiaries
          The fair value of the Company’s subsidiaries’ stock-based awards to employees are estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred. The expected life of stock options granted was estimated using the historical exercise behavior of employees. The expected life of stock options granted for subsidiaries that do not have sufficient historical exercise behavior of employees was calculated using the simplified method of determining expected term as provided in Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). Expected volatility for publicly-held subsidiaries was based on historical volatility for a period equal to the stock option’s expected life. Expected volatility for privately-held subsidiaries is based on the average historical volatility of comparable companies for a period equal to the stock option’s expected life. The fair value of the underlying stock of privately-held subsidiaries on the date of grant was determined based on a number of valuation methods, including discounted cash flows and revenue and acquisition multiples.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2007
          Stock options granted by subsidiaries generally are service-based awards that vest four years after the date of grant and expire 7 to 10 years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period is the period over which the award vests. The Company’s consolidated subsidiaries recorded $0.9 million of compensation expense related to these awards during both the three months ended March 31, 2007 and 2006.
          Certain employees of the Company’s subsidiaries have the right to require the respective subsidiary to purchase shares of common stock of the subsidiary received by the employee pursuant to the exercise of options. The employee must hold the shares for at least six months prior to exercising this right. The required purchase price is 75% to 100% of the fair market value at the time the right is exercised. These options qualify for equity-classification under SFAS No. 123(R). In accordance with EITF Issue No. D-98, however, these instruments are classified outside of permanent equity as redeemable subsidiary stock-based compensation on the Consolidated Balance Sheets at their redemption amount based on the number of options vested as of March 31, 2007 and December 31, 2006. Following the sale of Pacific Title and Art Studio, amounts payable related to deferred stock units issued to a former employee of Pacific Title and Art Studio were classified in accrued expenses and other current liabilities on the Consolidated Balance Sheet at March 31, 2007 at the expected redemption amount. At December 31, 2006, these instruments were classified outside of permanent equity as redeemable subsidiary stock-based compensation.
11.      INCOME TAXES
          The Company’s consolidated income tax expense for the three months ended March 31, 2007 was $14 thousand. The tax expense relates to the Company’s share of net state tax expense recorded by subsidiaries. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the net operating loss benefit that would have been recognized in 2007 was offset by a valuation allowance.
          Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Adoption of FIN 48 had no impact on the Company’s consolidated results of operations and financial position.
          Upon adoption of FIN 48, the Company identified uncertain tax positions that the Company currently does not believe meet the more likely than not recognition threshold under FIN 48 to be sustained upon examination. Since these uncertain tax positions have not been utilized and had a full valuation allowance established, the Company reduced the gross deferred tax asset and valuation allowance by $3.2 million. This amount relates to unrecognized tax benefits that would impact the effective tax rate if recognized absent the valuation allowance.
          The Company and its consolidated partner companies file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax years 2003 and forward remain open for examination for federal tax purposes and tax years 2001 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at March 31, 2007 will remain subject to examination until the respective tax year is closed.
          At March 31, 2007 and December 31, 2006, the Company had accrued $0.8 million for unrecognized tax benefits, including $0.2 million for the payment of penalties and interest, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes penalties and interest accrued related to income tax liabilities in the provision (benefit) for income taxes in its consolidated statements of operations. The Company’s unrecognized tax benefits at March 31, 2007 primarily relate to state tax positions. The Company expects that substantially all of the unrecognized tax benefits at March 31, 2007 will be recognized in the remainder of 2007 as the applicable statutes of limitations expire.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2007
12. NET INCOME (LOSS) PER SHARE
          The calculations of net income (loss) per share were:

	Three Months Ended March 31,
	2007	2006
	(in thousands except per share data)
	(unaudited)
Basic:
Net loss from continuing operations	$(14,946)	$(9,818)
Net income from discontinued operations	3,281	3,366

Net loss	$(11,665)	$(6,452)

Average common shares outstanding	122,116	121,279

Net loss per share from continuing operations	$(0.12)	$(0.08)
Net income per share from discontinued operations	0.02	0.03

Net loss per share	$(0.10)	$(0.05)

Diluted:
Net loss from continuing operations	$(14,946)	$(9,818)
Net income from discontinued operations	3,281	3,366

	(11,665)	(6,452)
Effect of holdings	—	(14)

Adjusted net loss	$(11,665)	$(6,466)

Average common shares outstanding	122,116	121,279

Net loss per share from continuing operations	$(0.12)	$(0.08)
Net income per share from discontinued operations	0.02	0.03

Diluted loss per share	$(0.10)	$(0.05)

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
          The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:
•	At March 31, 2007 and 2006, options to purchase 19.0 million and 18.6 million shares of common stock at prices ranging from $1.03 to $45.47 per share, were excluded from the 2007 and 2006 calculations, respectively.
•	At March 31, 2007 and 2006, unvested shares of restricted stock and unvested deferred stock units totaling 0.1 million shares were excluded from the calculations.
•	At March 31, 2007 and 2006, a total of 17.9 million and 20.4 million shares, respectively, related to the Company’s 2024 Debentures (See Note 9) representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculation.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2007
13.      PARENT COMPANY FINANCIAL INFORMATION
          Parent company financial information is provided to present the financial position and results of operations of the Company as if the consolidated subsidiaries (see Note 2) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies.
     Parent Company Balance Sheets

	March 31, 2007	December 31, 2006
	(in thousands)
	(unaudited)
Assets:
Cash and cash equivalents	$84,801	$59,933
Restricted cash	177	—
Marketable securities	62,264	94,155
Restricted marketable securities	3,814	3,869
Other current assets	1,830	1,978
Asset held for sale	—	17,852

Total current assets	152,886	177,787
Ownership interests in and advances to companies	173,303	160,557
Long-term marketable securities	65	487
Long-term restricted marketable securities	3,871	5,737
Cash held in escrow	21,932	19,398
Other	3,178	3,377

Total Assets	$355,235	$367,343

Liabilities and Shareholders’ Equity:
Current liabilities	$17,477	$18,816
Long-term liabilities	5,738	5,625
Convertible senior debentures	129,000	129,000
Shareholders’ equity	203,020	213,902

Total Liabilities and Shareholders’ Equity	$355,235	$367,343

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2007

Parent Company Statements of Operations	Three Months Ended March 31,
	2007	2006
	(in thousands)
	(unaudited)
Operating expenses	$(6,274)	$(5,602)
Other income, net	55	3,114
Interest income	2,118	1,482
Interest expense	(1,057)	(1,214)
Equity loss	(9,788)	(7,598)

Net loss from continuing operations	(14,946)	(9,818)
Equity income attributable to discontinued operations	3,281	3,366

Net loss	$(11,665)	$(6,452)

Parent Company Statements of Cash Flows	Three Months Ended March 31,
	2007	2006
	(in thousands)
	(unaudited)
Net cash used in operating activities	$(7,042)	$(5,581)

Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies and funds	2,304	324
Acquisitions of ownership interests in companies and funds, net of cash acquired	(22,220)	(1,464)
(Recovery costs) repayment of note receivable — related party	—	(275)
Increase in restricted cash and short-term investments	(62,264)	(6,522)
Decrease in restricted cash and short-term investments	94,155	14,919
Capital expenditures	—	(52)
Other, net	—	1,195
Proceeds from sale of discontinued operations	19,655	—

Net cash provided by investing activities	31,630	8,125

Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	—	(3,775)
Decrease in restricted cash	—	1,098
Issuance of Company common stock, net	280	327

Net cash provided by (used in) financing activities	280	(2,350)

Net Increase (Decrease) in Cash and Cash Equivalents	24,868	194
Cash and Cash Equivalents at beginning of period	59,933	108,300

Cash and Cash Equivalents at end of period	$84,801	$108,494

          Parent Company cash and cash equivalents excludes marketable securities, which consists of longer-term securities, including commercial paper and certificates of deposit.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2007
14.      OPERATING SEGMENTS
          The Company presents its consolidated partner companies as separate segments — Acsis, Alliance Consulting, Clarient and Laureate Pharma. The results of operations of the Company’s non-consolidated partner companies and the Company’s ownership in private equity funds are reported in the “Other Companies” segment. The Other Companies segment also includes the gain or loss on the sale of companies and funds, except for gains and losses included in discontinued operations.
          Management evaluates segment performance based on segment revenue, operating income (loss) and income (loss) before income taxes, which reflects the portion of income (loss) allocated to minority shareholders.
          Other Items include certain expenses, which are not identifiable to the operations of the Company’s operating business segments. Other Items primarily consist of general and administrative expenses related to corporate operations, including employee compensation, insurance and professional fees including legal, finance and consulting, interest income and interest expense. Other Items also include income taxes, which are reviewed by management independent of segment results.
          The following tables reflect the Company’s consolidated operating data by reportable segment. Segment results include the results of the consolidated partner companies, impairment charges, gains or losses related to the disposition of the partner companies, those supported in discontinued operations, except for the Company’s share of income or losses for entities accounted for under the equity method and the mark-to-market of trading securities. All significant intersegment activity has been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and among the Company’s subsidiaries.
          Revenue is attributed to geographic areas based on where the services are performed or the customer’s shipped to location. A majority of the Company’s revenue is generated in the United States.
          As of March 31, 2007 and December 31, 2006, the Company’s assets were primarily located in the United States.
          The following represents the segment data from continuing operations:

	Three Months Ended March 31, 2007
	(in thousands)
	(unaudited)
								Total
		Alliance		Laureate	Other	Total	Other	Continuing
	Acsis	Consulting	Clarient	Pharma	Companies	Segments	Items	Operations

Revenue	$4,215	$21,457	$8,857	$4,980	$—	$39,509	$—	$39,509
Operating loss	(2,639)	(1,513)	(3,266)	(1,590)	—	(9,008)	(6,274)	(15,282)
Net loss	(2,640)	(1,659)	(1,957)	(1,789)	(1,729)	(9,774)	(5,172)	(14,946)

Segment Assets
March 31, 2007	$23,847	$82,244	$38,916	$29,346	$72,298	$246,651	$181,867	$428,518
December 31, 2006	27,266	83,766	33,688	25,626	55,035	225,381	188,447	413,828

	Three Months Ended March 31, 2006
	(in thousands)
	(unaudited)
								Total
		Alliance		Laureate	Other	Total	Other	Continuing
	Acsis	Consulting	Clarient	Pharma	Companies	Segments	Items	Operations

Revenue	$4,401	$25,212	$5,515	$2,178	$—	$37,306	$—	$37,306
Operating loss	(2,244)	(272)	(3,659)	(2,244)	—	(8,419)	(5,602)	(14,021)
Net income (loss)	(2,129)	(486)	(2,039)	(2,330)	1,308	(5,676)	(4,142)	(9,818)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2007
Other Items

	Three Months Ended March 31,
	2007	2006
	(in thousands)
	(unaudited)
Corporate operations	$(5,158)	$(4,133)
Income tax expense	(14)	(9)

	$(5,172)	$(4,142)

15.      BUSINESS COMBINATIONS
     Acquisitions by the Company — 2007
          In March 2007, the Company acquired 37% of Beyond.com for $13.5 million in cash. Beyond.com is a provider of online technology and career services to job seekers and corporations. The Company accounts for its holdings in Beyond.com under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Beyond.com was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
          In February 2007, the Company acquired 24% of Advanced BioHealing, Inc. (“ABH”) for $8.0 million in cash. ABH is a specialty biotechnology company focused on the development and marketing of cell-based and tissue engineered products. The Company accounts for its holdings in ABH under the equity method. The difference between the Company’s cost and its interest in underlying net assets of ABH was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
     Acquisitions by the Company — 2006
          In November 2006, the Company acquired 32% of Advantedge Healthcare Solutions (“AHS”) for $5.8 million in cash. AHS is a New York based technology-enabled service provider that delivers medical billing services to physician groups. The Company accounts for its holdings in AHS under the equity method. The difference between the Company’s cost and its interest in underlying net assets of AHS was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
          In September 2006, the Company acquired additional common shares of Clarient for $3 million in cash to fund Clarient’s acquisition of Trestle Holdings, Inc. (“Trestle”). As a result of the funding, the Company’s ownership in Clarient increased to 60%. The difference between the Company’s cost and its interest in the underlying net assets of Clarient was allocated to intangible assets of $0.8 million with estimated useful lives of 5 years and to fixed assets of $0.2 million with estimated depreciable lives of 3 years.
          In September 2006, the Company acquired 24% of NuPathe, Inc. for $3 million in cash. NuPathe develops therapeutics in conjunction with novel transdermal delivery technologies. The Company accounts for its holdings in NuPathe under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of NuPathe was allocated to in-process-research and development, resulting in a $1.0 million charge in 2006, and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
          In August 2006, the Company acquired 47% of Portico Systems (“Portico”) for $6 million in cash. Portico is a software solutions provider for regional and national health plans looking to optimize provider network operations and streamline business processes. The Company accounts for its holdings in Portico under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Portico was allocated to intangible assets and goodwill, as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2007
          In August 2006, the Company acquired 36% of Rubicor Medical, Inc. (“Rubicor”) for $20 million in cash. Rubicor develops and distributes technologically advanced, disposable, minimally-invasive breast biopsy devices. The Company accounts for its holdings in Rubicor under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Rubicor was allocated to in-process-research and development, resulting in a $0.6 million charge in 2006, and intangible assets as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
          In June 2006, the Company acquired additional common shares of Acsis for an aggregate purchase price of $6 million in cash at the same per-share value as the December 2005 acquisition. The result of the June 2006 incremental equity purchase was an increase in ownership in Acsis to 96%. The capital provided is being used by Acsis to support its long-term growth strategy.
          In April 2006, the Company acquired 12% of Authentium, Inc. for $5.5 million in cash. Authentium is a provider of security software to internet service providers. The Company accounts for its holdings in Authentium under the cost method.
16.      COMMITMENTS AND CONTINGENCIES
          The Company, and its partner companies, are involved in various claims and legal actions arising in the ordinary course of business, and which may from time to time arise from facility lease terminations. While in the current opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations, no assurance can be given as to the outcome of these lawsuits, and one or more adverse rulings could have a material adverse effect on the Company’s consolidated financial position and results of operations, or that of our companies.
          In connection with its ownership interests in certain affiliates, the Company had the following outstanding guarantees at March 31, 2007:

		Debt Included on
	Amount	Consolidated Balance Sheet
	(in thousands)
Consolidated company guarantees — credit facilities	$ 38,300	$ 27,187
Consolidated company guarantees — other	4,748	—
Non-consolidated company guarantees	3,750	—

Total	$ 46,798	$ 27,187

          The Company has committed capital of approximately $5.5 million, including a conditional commitment to provide a partner company with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $4.6 million which is expected to be funded during the next twelve months.
          Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of certain private equity funds (the “clawback”). Assuming the private equity funds in which the Company was a general partner were liquidated or dissolved on March 31, 2007 and assuming for these purposes the only distributions from the funds were equal to the carrying value of the funds on the March 31, 2007 financial statements, the maximum clawback the Company would be required to return for its general partner interest is approximately $8 million. The Company estimates its liability to be approximately $6.7 million of which $5.3 million was reflected in Accrued Expenses and Other Current Liabilities and $1.4 million was reflected in Other Long-Term Liabilities on the Consolidated Balance Sheets.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note concerning Forward-Looking Statements
          This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially, include, among others, managing rapidly changing technologies, limited access to capital, competition, the ability to attract and retain qualified employees, the ability to execute our strategy, the uncertainty of the future performance of our partner companies, acquisitions and dispositions of interests in partner companies, the inability to manage growth, compliance with government regulation and legal liabilities, additional financing requirements and the effect of economic conditions in the business sectors in which our partner companies operate, all of which are discussed below under the heading Factors that May Affect Future Results, in Item 1A in Safeguard’s Annual Report on Form 10-K and updated, as applicable, in Item 1 A — Risk Factors below. Many of these factors are beyond our ability to predict or control. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.
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
          Consolidation Method. Partner companies in which we directly or indirectly own more than 50% of the outstanding voting securities are accounted for under the consolidation method of accounting. Participation of other partner company shareholders in the income or losses of our consolidated partner companies is reflected as Minority Interest in the Consolidated Statements of Operations. Minority interest adjusts our consolidated operating results to reflect only our share of the earnings or losses of a consolidated partner company. If there is no minority interest balance remaining on the Consolidated Balance Sheets related to a partner company, we record 100% of the respective consolidated partner company’s losses. We record 100% of that partner company’s subsequent income, if any, to the extent of such previously recognized losses in excess of our proportionate share.

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
     Revenue Recognition
          During the first three months of 2007 and 2006, our revenue from continuing operations was attributable to Acsis, Alliance Consulting, Clarient and Laureate Pharma.
          Acsis generates revenue from (i) software fees, which consist of revenue from the licensing of software, (ii) services revenue, which consist of fees from consulting, implementation and training services, plus customer support services, and (iii) hardware and reimbursed project expenses. Acsis recognizes software fees in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. Acsis recognizes software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the products has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is probable. Acsis generally recognizes license revenue using the “residual method” when there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting. For those contracts that contain significant customization or modifications, license revenue is recognized using the percentage-of-completion method. Acsis recognizes revenues from professional consulting services under fixed-price arrangements, using the proportional-performance method based on direct labor costs incurred to date as a percentage of total estimated labor costs required to complete the project. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. Acsis recognizes hardware revenue upon shipment by the vendor to the customer unless the hardware is an element in an arrangement that includes services that involve significant customization or modifications to software, in which case, hardware revenue is bundled with the software and services are recognized on a percentage-of-completion basis.
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
          Clarient generates revenue from diagnostic services and recognizes such revenue at the time of completion of services at amounts equal to the contractual rates allowed from third parties including Medicare, insurance companies and, to a small degree, private-pay patients. These expected amounts are based both on Medicare allowable rates and Clarient’s collection experience with other third party payors.
          Laureate Pharma’s revenue is primarily derived from contract manufacturing work, process development services, and formulation and filling. Laureate Pharma may enter into revenue arrangements with multiple deliverables in order to meet its customers’ needs. Multiple element revenue agreements are evaluated under Emerging Issues Task Force (“EITF”) Issue Number 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 are treated as one unit of accounting for purposes of revenue recognition. Revenue is generally recognized upon the performance of services. Certain services are performed under fixed price contracts. Revenue from these contracts is recognized on a percentage-of-completion basis. When current cost estimates indicate a loss is expected to be incurred, the entire loss is recorded in the period in which it is identified. Changes in estimates of total costs could result in changes in the amount of revenue recognized.
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
          The carrying value of net intangible assets at March 31, 2007 was $11.5 million. The carrying value of net property and equipment at March 31, 2007 was $34.8 million.
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
          The carrying value of goodwill at March 31, 2007 was $80.5 million.
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
Results of Operations
          We present our consolidated partner companies as separate segments — Acsis, Alliance Consulting, Clarient and Laureate Pharma. The results of operations of our other partner companies in which we have less than a majority interest and our ownership in private equity funds are reported in a segment called “Other Companies.” This segment also includes the gain or loss on the sale of companies and funds, except for gains and losses included in discontinued operations.
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
          The following tables reflect our consolidated operating data by reportable segment. Each segment includes the results of our consolidated companies and records our share of income or losses for entities accounted for under the equity method when applicable. Segment results also include impairment charges, gains or losses related to the disposition of partner companies, except for those reported in discontinued operations and the mark-to-market of trading securities. All significant inter-segment activity has been eliminated in consolidation. Accordingly, segment results reported by us exclude the effect of transactions between us and our subsidiaries and among our subsidiaries.
          The Company’s operating results including net income (loss) before income taxes by segment were as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Acsis	$(2,640)	$(2,129)
Alliance Consulting	(1,659)	(486)
Clarient	(1,957)	(2,039)
Laureate Pharma	(1,789)	(2,330)
Other companies	(1,729)	1,308

Total segments	(9,774)	(5,676)

Other items:
Corporate operations	(5,158)	(4,133)
Income tax expense	(14)	(9)

Total other items	(5,172)	(4,142)

Net loss from continuing operations	(14,946)	(9,818)
Income from discontinued operations, net of tax	3,281	3,366

Net loss	$(11,665)	$(6,452)

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
Acsis

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenue	$4,215	$4,401

Operating expenses:
Cost of sales	3,243	3,258
Selling, general and administrative	2,476	2,371
Research and development	872	640
Amortization of intangibles	263	376

Total operating expenses	6,854	6,645

Operating loss	(2,639)	(2,244)
Interest, net	(1)	6
Minority interest	—	109

Net loss before income taxes	$(2,640)	$(2,129)

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
          Acsis’ competition generally comes from large, diversified software or consulting businesses or niche providers with a variety of individual solutions for barcode, RFID or other data collection systems. Acsis differentiates itself by proving a single, integrated platform which can be used across the entire supply chain to increase efficiencies and reduce operational costs.
          Acsis’ revenue is derived from (i) software fees, which consist of revenue from the licensing of software, (ii) services revenue, which consist of fees from consulting, implementation and training services, plus customer support services; and (iii) hardware and reimbursed project expenses.
          At March 31, 2007, we owned a 96% voting interest in Acsis.
          Revenue. Revenue decreased $0.2 million or 4.2% in 2007 as compared to the prior year period. The decrease was due to a $0.5 million decrease in hardware sales offset by a $0.3 increase in service revenue. Hardware sales fluctuate significantly from period to period given the timing of customer orders. Services revenue increased as a result of new license agreements signed in late 2006.
          Cost of Sales. Cost of sales remained constant in 2007 as compared to the prior year period, as an increase in service costs was offset by decreased hardware costs. The decrease in hardware costs was directly attributed to the decrease in hardware sales volume, while the increase in service cost was a result of additional resources related to the implementation of several projects.
          Selling, General and Administrative. Selling, general and administrative expenses increased $0.1 million or 4.4% as compared to the prior year period. Selling, general and administrative expenses were 58.7% of revenue in 2007 and 53.9% of revenue in 2006. The increase was the result of additional marketing efforts to promote brand awareness, offset by a reduction in employee-related incentive expenses.
          Research and Development. Research and development expenses increased $0.2 million or 36.3% in 2007 as compared to the prior year period. The increase was a result of costs associated with the development of new product offerings.
          Amortization of Intangibles. Amortization of intangibles decreased $0.1 million or 30.1% as compared to the prior year period. The decrease was due to an intangible asset with a life of one year that was fully amortized in 2006.
          Net Loss Before Income Taxes. Net loss increased $0.5 million or 24.0% as compared to the prior year period. The increase was attributable to decreased revenue and cost incurred relative to cost of sales, selling general and administrative and research and development costs.
  Alliance Consulting
          Alliance Consulting operates on a 52 or 53-week fiscal year, ending on the Saturday closest to the end of the fiscal period. Alliance Consulting’s first quarter ended on March 31, 2007 and April 1, 2006, each a period of 13 weeks. The financial information presented below does not include the results of operations of Alliance Consulting’s Southwest region business, which was sold in the second quarter of 2006 and is included in discontinued operations. The Southwest region business generated revenue of $2.2 million and was break-even for the first quarter of 2006.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenue	$21,457	$25,212

Operating expenses:
Cost of sales	15,980	18,268
Selling, general and administrative	6,729	6,972
Amortization of intangibles	261	244

Total operating expenses	22,970	25,484

Operating loss	(1,513)	(272)
Other income, net	2	10
Interest, net	(160)	(224)
Minority interest	12	—

Net loss before income taxes	$(1,659)	$(486)

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
          While global economic conditions continue to cause companies to be cautious about increasing their use of consulting and IT services, Alliance Consulting expects to see stable demand for its services. However, Alliance Consulting continues to experience pricing pressure from competitors as well as from clients facing pressure to control costs. In addition, the growing use of offshore resources to provide lower cost service delivery capabilities within the industry continues to place pressure on pricing and revenue. Alliance Consulting expects to continue to focus on maintaining and growing its blue chip client base and providing high quality solutions and services to its clients.
          In July 2006, Alliance Consulting completed the purchase of specific assets and assumed certain liabilities of Fusion Technologies, Inc., (“Fusion”) a provider of strategic information technology solutions to rapidly growing organizations within the United States, increasing Alliance Consulting’s substantial offshore capabilities for new and existing clients.
          At March 31, 2007, we owned a 99% voting interest in Alliance Consulting.

          Revenue. Revenue, including reimbursement of expenses, decreased $3.8 million, or 14.9% in 2007 as compared to the prior year period. This decrease was due to delays by customers in the start of projects and the completion of several significant contracts. Revenue is expected to grow in the remainder of 2007 as compared to the first quarter of 2007 from further penetration of existing accounts, newly developed accounts and those from the Fusion acquisition. Alliance Consulting will continue to leverage its Outsourcing, Master Data Management and Global Delivery capabilities to facilitate growth in all of its vertical market sectors. Clients continue to award projects in multiple phases resulting in extended sales cycles and gaps between phases. Alliance Consulting must also compete against larger IT services companies with greater resources and more developed offshore delivery organizations.
          Cost of Sales. Cost of sales decreased $2.3 million, or 12.5% in 2007 as compared to the prior year period. This decrease was primarily a result of a decline in revenues. Gross margin declined 2% in 2007 as compared to the prior year period due to the decline in revenues and the fixed nature of certain costs. Alliance Consulting expects gross margins to continue to be affected by general economic uncertainty, increases in overall pricing pressures within the industry, discounts required for longer-term engagements, increased employee and contractor costs resulting from greater competition within the talent pool due to declining unemployment levels, wage inflation in India as the demand for those resources increases, resource availability, ability to retain key resources and efficiency in project management.
          Selling, General and Administrative. Selling, general and administrative expenses decreased $0.2 million, or 3.5% in 2007 as compared to the prior year period. Selling, general and administrative expenses were 31.4% of revenue in 2007 as compared to 27.7% of revenue in 2006. The decrease in dollars was due to a decline in variable compensation as a result of decreased performance in the first quarter of 2007. Selling, general and administrative costs are expected to increase in the remainder of 2007 as Alliance Consulting’s business continues to grow compared to the first quarter of 2007. As a percentage of revenue, however, costs are expected to decrease as certain costs are not expected to recur and certain costs are fixed.
          Interest, Net. Interest expense decreased $0.1 million or 28.6% in 2007 as compared to the prior year period primarily as a result of lower average outstanding borrowings under the credit facility.
          Net Loss Before Income Taxes. Net loss increased $1.2 million or 241.4% to $1.7 million in 2007 as compared to 2006. The increase was primarily related to the decrease in revenue, partially offset by a decrease in cost of sales and selling, general and administrative expenses.
Clarient
          The financial information presented below does not include the results of operations of Clarient’s technology group business, which is included in discontinued operations for all periods presented. Clarient sold this business (which developed, manufactured and marketed the ACIS Automated Image Analysis System) and related intellectual property to Carl Zeiss MicroImaging, Inc. (the “ACIS Sale”) for net cash proceeds of $10.3 million, excluding contingent purchase price of $1.5 million. In the first quarter of 2007, prior to its sale, the technology group business generated revenue of $0.8 million, net loss from operations of $0.6 million and a gain on disposal of $3.6 million. In the first quarter of 2006, the technology group business generated revenue of $1.2 million and net loss from operations of $0.6 million.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenue	$8,857	$5,515

Operating expenses:
Cost of sales	5,097	3,275
Selling, general and administrative	7,026	5,899

Total operating expenses	12,123	9,174

Operating loss	(3,266)	(3,659)
Other income, net	44	—
Interest, net	(374)	(20)
Minority interest	1,639	1,640

Net loss before income taxes	$(1,957)	$(2,039)

          Clarient is a comprehensive cancer diagnostics company providing cellular assessment and cancer characterization to community pathologists, academic researchers, university hospitals and biopharmaceutical companies.

          The decision to provide in-house laboratory services was made in 2004 to give Clarient an opportunity to capture a significant service-related revenue stream over the much broader and expanding cancer diagnostic testing marketplace. Clarient believes it is well-positioned to participate in this growth due to its strength as a cancer diagnostics laboratory, deep domain expertise and access to intellectual property which can contribute to the development of additional tests, unique analytical capabilities and other service offerings.
          Clarient operates primarily in one business, the delivery of critical oncology testing services to community pathologists, biopharmaceutical companies and other researchers.
          As of March 31, 2007, we owned a 60% voting interest in Clarient.
          Revenue. Revenue increased $3.3 million, or 60.6% in the first quarter of 2007 as compared to the prior year period. This increase resulted from the execution of Clarient’s marketing and sales strategy to increase sales to new customers and to enter into new managed care contracts. This increase was also driven in part by increasing the number of available tests being performed to include immunohistochemistry, flow cytometry and fluorescent in situ hybridization (FISH). Clarient anticipates that revenue will continue to increase as a result of increased revenue from existing customers, additional penetration of new customers (including managed care providers) by Clarient’s sales force and its offering of a more comprehensive suite of advanced cancer diagnostics.
          Cost of Sales. Cost of sales increased $1.8 million, or 55.6%, in the first quarter of 2007 compared to the prior year period. These costs included laboratory personnel, lab-related depreciation expense, laboratory supplies and other direct costs such as shipping. Gross margin in the first quarter of 2007 was 42.5%, compared to 40.6% in the prior year period. The increase in gross margin in the first quarter of 2007 was attributable to achieving economies of scale in diagnostics laboratory operations. Clarient anticipates similar or improving gross margin results throughout 2007.
          Selling, General and Administrative. Selling, general and administrative expenses in the first quarter 2007 increased approximately $1.1 million, or 19.1%, compared to the prior year period. As a percentage of revenue, these costs decreased from 107% for the first quarter of 2006 to 79.3% for the first quarter of 2007. The increase in expenses in 2007 was primarily due to increases in variable costs to support revenue growth, including selling and marketing expenses, billing and collection costs and facility overhead to expand service capacity. In addition, Clarient incurred costs related to information technology infrastructure to support future revenue growth throughout 2007 and incurred incremental stock-based compensation expense due to the mark-to-market of options granted to non-employees. Clarient anticipates selling expenses will continue to grow in 2007 to support its expected revenue growth, but expects general and administrative expenses to decline as a percentage of revenues as infrastructure costs stabilize.
          Interest, Net. Interest expense in the first quarter of 2007 increased $0.4 million compared to the prior year period due to higher outstanding borrowings under Clarient’s financing facilities.
          Net Loss Before Income Taxes. Net loss before income taxes decreased $0.1 million or 4.0% in the first quarter of 2007 compared to the prior year period, primarily due to higher revenue and improved gross margins, partially offset by higher selling, general and administrative expenses and interest expense.
Laureate Pharma

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenue	$4,980	$2,178

Operating expenses:
Cost of sales	5,055	3,241
Selling, general and administrative	1,515	1,181

Total operating expenses	6,570	4,422

Operating loss	(1,590)	(2,244)
Interest, net	(199)	(86)

Net loss before income taxes	$(1,789)	$(2,330)

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
          Laureate Pharma’s customers generally include biotechnology and pharmaceutical companies seeking outsourced bioprocessing manufacturing and development services. Laureate Pharma’s customers are often dependent on the availability of funding to pursue drugs that are in early stages of clinical trials, and thus have high failure rates. The loss of one or more customers can result in significant swings in profitability from quarter to quarter and year to year. Although there has been a trend among biopharmaceutical companies to outsource drug production functions, this trend may not continue. Laureate Pharma’s customer contracts are generally for periods of one to two years. As a result, Laureate Pharma seeks new contracts to sustain its revenue.
          As of March 31, 2007, we owned a 100% voting interest in Laureate Pharma.
          Revenue. Revenue increased $2.8 million or 128.7% in 2007 as compared to the prior year period. The increase was due to a $0.9 million increase in process development revenues, a $1.2 million increase in manufacturing revenues, a $0.5 million increase due to additional aseptic fills and a $0.5 million increase in reimbursements from customers for materials, partially offset by a decrease of $0.3 million in support services revenue. Laureate Pharma expects revenue to continue to increase in 2007 as compared to 2006 due to increased customer activity.
          Cost of Sales. Cost of Sales increased $1.8 million, or 56.0%, in 2007 as compared to the prior year period. This increase was due to an increase in production volume, including an increase in material and lab supplies of $1.0 million, staffing costs of $0.5 million and operating expenses of $0.3 million. Cost of sales is expected to continue to increase in 2007 due to the expected growth in revenue.
          Selling, General and Administrative. Selling, general and administrative expenses increased $0.3 million, or 28.3%, in 2007 as compared to the prior year period. The increase was primarily due to increased compensation expenses of $0.2 million and other administrative support cost of $0.1 million. Selling, general and administrative expenses were 30.4% of revenue in the first quarter of 2007 as compared to 54.2% in the prior year period. Selling, general and administrative expenses are expected to continue to increase in 2007 due to additional headcount and marketing expenses.
          Interest, Net. Interest expense increased $0.1 million as compared to the prior year period primarily as a result of higher average outstanding borrowings.
          Net Loss Before Income Taxes. Net loss before income taxes decreased $0.5 million, or 23.2%, in 2007 as compared to the prior year period. The decline in net loss was primarily attributable to the increase in revenue in 2007.
Other Companies

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Other income, net	$—	$1,913
Equity loss	(1,729)	(605)

Net income (loss) before income taxes	$(1,729)	$1,308

Other Income, Net

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Gain on sale of companies and funds, net	$—	$1,181
Gain on trading securities	—	729
Other	—	3

	$—	$1,913

          Gain on sale of companies and funds for the three months ended March 31, 2006 of $1.2 million relates to the sale of a cost method investment whose carrying value was zero.
          Gain on trading securities in 2006 reflected the adjustment to fair value of our holdings in Traffic.com. We sold our holdings in Traffic.com in the fourth quarter of 2006.
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
          The increase in equity loss in the first quarter of 2007 compared to the prior year period is due to increase in the number of our equity method partner companies. During the second half of 2006, we acquired interests in four companies accounted for under the equity method: Advantedge Healthcare Solutions, NuPathe, Portico Systems and Rubicor Medical. Each of these companies incurred losses for which we recognized our proportionate share in the first quarter of 2007. During the first quarter of 2007, we acquired interests in two additional companies accounted for under the equity method: Advanced BioHealing and Beyond.com. New holdings in growth-stage companies have and are expected to continue to lead to larger equity losses until those companies reach scale and achieve profitability.
     Corporate Operations

	Three Months Ended March 31,
	2007	2006
	(in thousands)
General and administrative costs, net	$(5,267)	$(4,443)
Stock-based compensation	(1,007)	(1,159)
Interest income	2,118	1,482
Interest expense	(1,057)	(1,214)
Other	55	1,201

	$(5,158)	$(4,133)

          General and Administrative Costs, Net. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and consulting, and travel-related costs. General and administrative costs increased in 2007 as compared to the prior year period. Increases in employee costs and professional fees were partially offset by a decline in insurance expense.
          Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. The decrease of $0.2 million is primarily attributable to lower expense related to market-based awards in 2007. Stock based compensation expense related to corporate operations is included in selling, general and administrative in the Consolidated Statements of Operations.
          Interest Income. Interest income includes all interest earned on available cash and marketable security balances. Interest income increased $0.6 million in the first quarter of 2007 compared to the prior year period due to increased interest earned on higher invested cash balances.
          Interest Expense. Interest expense is primarily related to our 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense decreased in 2007 as compared to the prior year period due to the repurchase of $21 million of face value of the 2024 Debentures in 2006.
          Other. Other for 2006 primarily reflected a net gain of $1.1 million on the repurchase of $5 million of face value of the 2024 Debentures.

     Income Tax Expense
          Our consolidated income tax expense for the three months ended March 31, 2007, was $14 thousand. The tax expense relates primarily to our share of net state tax expense recorded by subsidiaries. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit that would have been recorded in 2007 was offset by a valuation allowance.
     Discontinued Operations
          In March 2007, we sold Pacific Title and Art Studio for net cash proceeds of approximately $21.9 million including $2.3 million cash held in escrow. As a result of the sale, we recorded a pre-tax gain of $2.7 million in the first quarter of 2007. Pacific Title and Art Studio is reported in discontinued operations for all periods presented.
          On March 8, 2007, Clarient sold its technology group business (which developed, manufactured and marketed the ACIS Automated Image Analysis System) and related intellectual property to Zeiss MicroImaging, Inc. (the “ACIS Sale”) for net cash proceeds of $10.4 million (excluding $1.5 million in contingent purchase price). As a result of the sale, Clarient recorded a pre-tax gain of $3.6 million in the first quarter of 2007. The technology group business is reported in discontinued operations for all periods presented.
          In October 2006, we sold our interest in Mantas for net cash proceeds of approximately $112.8 million, including $19.3 million cash held in escrow. We recorded a pre-tax gain of $83.9 million in the fourth quarter of 2006. Mantas is reported in discontinued operations for the first quarter of 2006. Mantas sold its telecommunications business and certain related assets and liabilities in the first quarter of 2006 for $2.1 million in cash. As a result of the sale, Mantas recorded a gain of $1.9 million in the first quarter of 2006, which is also reported in discontinued operations.
          Alliance Consulting sold its Southwest region in May 2006 for proceeds of $4.5 million, including cash of $3.0 million and stock of the acquiror of $1.5 million which was subsequently sold. As a result of the sale, Alliance Consulting recorded a gain of $1.6 million in the second quarter of 2006. Alliance Consulting’s Southwest region is reported in discontinued operations for the first quarter of 2006.
          The income from discontinued operations in the first quarter of 2007 of $3.9 million was primarily attributable to the gain on sale of Pacific Title and Art Studio and the gain on sale of Clarient’s technology group business. The income from discontinued operations in the first quarter of 2006 of $3.4 million was primarily attributable to the gain on sale of the Mantas telecommunications business and the income from operations of Pacific Title and Art Studio and Mantas.
Liquidity and Capital Resources
     Parent Company
          We fund our operations with cash on hand as well as proceeds from sales of and distributions from partner companies, private equity funds and marketable securities. In prior periods we have also used sales of our equity and issuance of debt as sources of liquidity. Our ability to generate liquidity from sales of partner companies, sales of marketable securities and from equity and debt issuances has been adversely affected from time to time by declines in the US capital markets and other factors.
          As of March 31, 2007, at the parent company level, we had $84.8 million of cash and cash equivalents, $0.2 million of restricted cash and $62.3 million of marketable securities for a total of $147.3 million. In addition to the amounts above, we have $7.7 million in escrow associated with our interest payments due through March 2009 on the 2024 Debentures and our consolidated subsidiaries had cash and cash equivalents of $7.2 million.
          Proceeds from sales of and distributions from partner companies and funds were $2.3 million and $0.3 million in the first quarter of 2007 and 2006, respectively.
          We maintain a revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees. In May 2007, we amended the facility to extend the maturity date to June 30, 2008 and to increase the size of the facility from $55 million to $75 million. In addition, our guarantee on a partner company facility was increased from $5 million to $7.5 million. Borrowing availability under the facility is reduced by the amounts outstanding for our borrowings and letters of credit and amounts guaranteed under partner company facilities maintained with that same lender. This credit facility bears interest at the prime rate (8.25% at March 31, 2007) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times our borrowings and letters of credit and amounts borrowed by partner companies under facilities maintained with that same bank. As of March 31, 2007, one partner company was not in compliance with certain financial covenants under its facility and subsequently received a waiver from the lender.
          In January 2007, Clarient increased its facility by $3.5 million, all of which we guaranteed. On February 28, 2007, all subsidiary facilities were extended for one year, with the exception of Acsis’ facility, which expires in August 2008. In addition to the extension of the maturity dates, Laureate Pharma’s working capital line was increased by $5.5 million and it entered into a $6 million equipment facility, all of which we guaranteed. Borrowings are secured by substantially all of the assets of the respective subsidiaries. These obligations bear interest at variable rates ranging between the prime rate minus 0.5% and the prime rate plus 0.5%. These facilities contain financial and non-financial covenants.
          In November 2006, we entered into an additional revolving credit facility with a separate bank that provides for borrowings and issuances of letters of credit and guarantees of up to $20 million. Borrowing availability under the facility is reduced by the amounts outstanding for our borrowings and letters of credit and amounts guaranteed under partner company facilities maintained with that same lender. This credit facility bears interest at the prime rate for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times our borrowings and letters of credit and amounts borrowed by partner companies under the guaranteed portion of the partner company facilities maintained at the same bank. The credit facility matures in November 2007.
          Availability under our revolving credit facilities at March 31, 2007 was as follows (in thousands):

Total
Size of facilities	$75,000
Subsidiary facilities at same bank (a)	(38,300)
Outstanding letters of credit (b)	(6,514)

Amount available at March 31, 2007	$30,186

(a)	Our ability to borrow under the credit facilities is limited by the amounts outstanding for our borrowings and letters of credit and amounts guaranteed under partner company facilities maintained at the same respective banks. Of the total facilities, $27.2 million was outstanding under these facilities at March 31, 2007 and was included as debt on the Consolidated Balance Sheet.
(b)	In connection with the sale of CompuCom, we provided to the landlord of CompuCom’s Dallas headquarters lease, a letter of credit, which will expire on March 19, 2019, in an amount equal to $6.3 million. In addition, we provided a $0.2 million letter of credit to a non-consolidated partner company in the first quarter of 2007.
          We have committed capital of approximately $5.5 million comprising commitments made to various private equity funds in prior years and a conditional commitment to provide a partner company with additional funding, to be funded over the next several years, including approximately $4.6 million which is expected to be funded in the next twelve months. We do not intend to commit to new investments in additional private equity funds and may seek to further reduce our current ownership interests in, and our existing commitments to the funds in which we hold interests.
          The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to acquire interests in technology and life sciences companies or provide additional funding to existing partner companies, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in partner companies from time-to-time we may receive proceeds from such sales which could increase our liquidity. From time-to-time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.
          In May 2001, we entered into a $26.5 loan agreement with Warren V. Musser, our former Chairman and Chief Executive Officer. Through September 30, 2006, we recognized net impairment charges against the loan of $15.4 million to the estimated value of the collateral that we in held at each respective date. Our efforts to collect Mr. Musser’s outstanding loan obligation have included the sale of existing collateral, obtaining and selling additional collateral, litigation and negotiated resolution. Since 2001 and through September 30, 2006 we received a total of $15.2 million in cash payments on the loan. In December 2006, we restructured the obligation to reduce the amount outstanding to $14.8 million, bearing interest rate of 5% per annum, so that we could obtain new collateral, which is expected to be the primary source of repayment, along with additional collateral required to be provided to us over time. Subsequent to the restructuring of the obligation and prior to December 31, 2006, we received cash of approximately $1.0 million from the sale of collateral. The carrying value of the loan at March 31, 2007 and December 31, 2006 was zero. Cash payments, when received, are recognized as Recovery-related party in our Consolidated Statements of Operations.
          We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner (the “clawback”). The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. The funds have taken several steps to reduce the potential liabilities should other general partners default, including withholding all general partner distributions in escrow and adding rights of set-off among certain funds. We believe our liability due to the default of other general partners is remote. Assuming the private equity funds in which we are a general partner are liquidated or dissolved on March 31, 2007 and assuming for these purposes the only distributions from the funds were equal to the carrying value of the funds on the March 31, 2007 financial statements, the maximum clawback we would be required to return for our general partner interest is approximately $8 million. As of March 31, 2007 management estimated this liability to be approximately $6.7 million, of which $5.3 million was reflected in accrued expenses and other current liabilities and $1.4 million was reflected in other long-term liabilities on the Consolidated Balance Sheets.
          We have outstanding $129 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on the 2024 Debentures is payable semi-annually. At the note holders’ option, the notes are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the notes at March 31, 2007 was $7.2174 of principal amount per share. The closing price of our common stock on March 31, 2007 was $2.96. The note holders may require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. The note holders may also require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the 2024 Debentures commencing March 20, 2009. During 2006, we repurchased $21 million of face value of the 2024 Debentures for $16.4 million in cash.
          For reasons we have discussed, we believe our cash and cash equivalents at March 31, 2007 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for at least the next twelve months, including commitments to our existing companies and funds, our current operating plan to acquire interests in new partner companies and our general corporate requirements.
     Consolidated Partner Companies
          Most of our consolidated partner companies incurred losses in 2006 and the first quarter of 2007 and may need additional capital to fund their operations. From time-to-time, some or all of our consolidated subsidiaries may require additional debt or equity financing or credit support from us to fund planned expansion activities. If we decide not to provide sufficient capital resources to allow them to reach a positive cash flow position, and they are unable to raise capital from outside resources, they may need to scale back their operations. If Alliance Consulting meets its business plan for 2007 and the related milestones established by us, we believe it will have sufficient cash or availability under established lines of credit, as amended, to fund its operations in 2007. We expect Acsis will require additional capital in 2007 to fund its business plan, and we believe that Laureate Pharma and Clarient may need additional capital in 2007. On March 7, 2007, we provided a subordinated revolving credit line (the “Mezzanine Facility”) to Clarient. Under the Mezzanine Facility, which expires December 8, 2008, we committed to provide Clarient access to up to $6 million in working capital funding. Amounts funded under the Mezzanine Facility will earn interest at an annual rate of 12%. The Mezzanine Facility was originally $12 million, but was reduced by $6 million as a result of the ACIS Sale.
          As of March 31, 2007, outstanding borrowings by consolidated partner companies under guaranteed facilities were $27.2 million.
          In September 2006, Clarient entered into a $5 million senior secured revolving credit agreement. Borrowing availability under the agreement is based on the level of Clarient’s qualified accounts receivable, less certain reserves. The agreement has a two-year term and bears interest at variable rates based on the lower of LIBOR plus 3.25% or the prime rate plus 0.5%. As of March 31, 2007, Clarient had no borrowings under this facility and had $3.2 million availability based on the level of qualified accounts receivable.
Analysis of Parent Company Cash Flows
Cash flow activity for the Parent Company was as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net cash used in operating activities	$(7,042)	$(5,581)
Net cash provided by investing activities	31,630	8,125
Net cash provided by (used in) financing activities	280	(2,350)

	$24,868	$194

     Cash Used In Operating Activities
          Cash used in operating activities increased $1.5 million. The change was primarily related to working capital changes.
     Net Cash Provided by Investing Activities
          Net cash provided by investing activities primarily reflects the acquisition of ownership interests in companies, partially offset by proceeds from the sales of discontinued operations.
          Net cash provided by investing activities increased $23.5 million in the first quarter of 2007 as compared to the prior year period. This increase was primarily related to proceeds of $21.9 million from the sale of Pacific Title and Art Studio, less $2.3 million of these proceeds which are classified as cash held in escrow.
Net Cash Provided By (Used In) Financing Activities
          Net cash provided by (used in) financing activities improved $2.6 million in the first quarter of 2007 as compared to the prior year period. The improvement was primarily related to $3.8 million related to the repurchase of $5 million of face value of the 2024 debentures in the first quarter of 2006.
     Consolidated Working Capital from Continuing Operations
          Consolidated working capital from continuing operations was $127 million at March 31, 2007, a decrease of $2 million compared to December 31, 2006. The decrease was primarily due to cash used to fund new holdings and cash used in corporate operations, partially offset by proceeds from the sale of discontinued operations.
     Analysis of Consolidated Company Cash Flows
          Cash flow activity was as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net cash used in operating activities	$(17,076)	$(10,104)
Net cash provided by investing activities	38,918	5,432
Net cash provided by (used in) financing activities	4,487	(767)

	$26,329	$(5,439)

     Net Cash Used In Operating Activities
          Net cash used in operating activities increased $7.0 million in the first quarter of 2007 compared to the prior year period. The increase was primarily related to an increase in net loss and net reductions in accounts payable and other accrued liabilities.

Net Cash Provided by Investing Activities
          Net cash provided by investing activities increased $33.5 million in the first quarter of 2007 compared to the prior year period. This increase was primarily related to proceeds of $21.9 million from the sale of Pacific Title and Art Studio, less $2.3 million of these proceeds which are classified as cash held in escrow, and proceeds of $10.4 million from Clarient’s sale of its technology group business.
     Net Cash Provided By (Used In) by Financing Activities
          Net cash provided by (used in) financing activities improved $5.3 million in the first quarter of 2007 as compared to the prior year period. The improvement was primarily related to $3.8 million related to the repurchase of $5.0 million of face value of the 2024 debentures in the first quarter of 2006.
Contractual Cash Obligations and Other Commercial Commitments
          The following table summarizes our contractual obligations and other commercial commitments as of March 31, 2007 by period due or expiration of the commitment.

	Payments Due by Period
		Rest of	2008 and	2010 and	Due after
	Total	2007	2009	2011	2011
	(in millions)
Contractual Cash Obligations
Lines of credit (a)	$27.4	$10.9	$16.5	$—	$—
Long-term debt (a)	5.7	1.3	3.5	0.9	—
Capital leases	3.7	1.7	2.0	—	—
Convertible senior debentures (b)	129.0	—	—	—	129.0
Operating leases	30.0	4.1	8.5	5.5	11.9
Funding commitments (c)	5.5	4.4	1.1	—	—
Potential clawback liabilities (d)	6.7	5.3	—	—	1.4
Unrecognized tax benefits	0.8	0.8	—	—	—
Other long-term obligations (e)	3.8	0.6	1.6	1.6	—

Total Contractual Cash Obligations	$212.6	$29.1	$33.2	$8.0	$142.3

	Amount of Commitment Expiration by Period
		Rest of	2008 and	2010 and	Due after
	Total	2007	2009	2011	2011
			(in millions)
Other Commitments
Letters of credit (f)	$9.6	$0.1	$3.0	$—	$6.5

(a)	We have various forms of debt including lines of credit, term loans and equipment leases. Of our total outstanding guarantees of $46.8 million, $27.2 million of outstanding debt associated with the guarantees was included on the Consolidated Balance Sheet at March 31, 2007. The remaining $19.6 million was not reflected on the Consolidated Balance Sheet or in the above table.

(b)	In February 2004, we completed the issuance of $150 million of the 2024 Debentures with a stated maturity of March 15, 2024. During 2006, we repurchased $21 million of the face value of the 2024 Debentures for $16.4 million in cash. The 2024 Debenture holders may require us to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount plus accrued and unpaid interest.

(c)	These amounts include funding commitments to private equity funds and private companies. The amounts have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management. Also included is our $3.0 million conditional commitment to provide a partner company with additional funding.

(d)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for a further distribution to the fund’s limited partners (the

“clawback”). Assuming the funds were liquidated or dissolved on March 31, 2007 and the only value provided by the funds was the carrying values represented on the March 31, 2007 financial statements, the maximum clawback we would be required to return is $8 million. As of March 31, 2007, management estimated its liability to be approximately $6.7 million, of which $5.3 million was reflected in accrued expenses and other current liabilities and $1.4 million was reflected in other long-term liabilities on the Consolidated Balance Sheets.

(e)	Reflects the amount payable to our former Chairman and CEO under a consulting contract.

(f)	Letters of credit include a $6.3 million letter of credit provided to the landlord of CompuCom’s Dallas headquarters lease in connection with the sale of CompuCom and $3.3 million of letters of credit issued by or on behalf of partner companies supporting their office leases.
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
     If our partner companies do not succeed, the value of our assets could be significantly reduced and require substantial impairments or write-offs, and our results of operations and the price of our common stock could decline. The risks relating to our partner companies include:
▪	most of our partner companies have a history of operating losses or a limited operating history;

▪	intensifying competition affecting the products and services our partner companies offer could adversely affect their businesses, financial condition, results of operations and prospects for growth;

▪	inability to adapt to the rapidly changing marketplaces;

▪	inability to manage growth;

▪	the need for additional capital to fund their operations, which we may not be able to fund or which may not be available from third parties on acceptable terms, if at all;

▪	inability to protect their proprietary rights and infringing on the proprietary rights of others;

▪	certain of our partner companies could face legal liabilities from claims made against their operations, products or work;

▪	the impact of economic downturns on their operations, results and growth prospects;

▪	inability to attract and retain qualified personnel; and

▪	government regulations and legal uncertainties may place financial burdens on the businesses of our partner companies.
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
     As part of our strategy, we continually assess the value to our shareholders of our interests in our partner companies. We also regularly evaluate alternative uses for our capital resources. As a result, depending on market conditions, growth prospects and other key factors, we may at any time:
▪	change the partner companies on which we focus;

▪	sell some or all of our interests in any of our partner companies;

▪	or otherwise change the nature of our interests in our partner companies. Therefore, the nature of our holdings could vary significantly from period to period.
     Our consolidated financial results may also vary significantly based upon the partner companies that are included in our financial statements. For example:
▪	For the three months ended March 31, 2007, we consolidated the results of operations of Acsis, Alliance Consulting, Clarient and Laureate Pharma.

▪	In March 2007, we completed the sale of Pacific Title and Art Studio and its results of operations for the periods prior to the sale are presented as discontinued operations in the consolidated financial statements.
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
          Fluctuations in the market prices of the common stock of our publicly-traded holdings are likely to affect the price of our common stock. The market prices of our publicly-traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. For example, the aggregate market value of our holdings in Clarient (Nasdaq: CLRT) at March 31, 2007 was approximately $93.5 million and at December 31, 2006 was approximately $72.8 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in partner companies, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities. Based on closing market prices at March 31, 2007, the fair market value of our holdings in public securities was approximately $93.6 million. A 20% decrease in equity prices would result in an approximate $18.7 million decrease in the fair value of our publicly traded securities.
          In February 2004, we completed the issuance of $150 million of fixed rate notes with a stated maturity of March 2024. Interest payments of approximately $1.7 million are due March and September of each year. The holders of the 2024

Debentures may require repurchase of the notes on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. On October 8, 2004, we utilized approximately $16.7 million of the proceeds from the CompuCom sale to escrow interest payments due through March 15, 2009. During 2006, the Company repurchased $21.0 million of the face value of the 2024 Debentures for $16.4 million in cash.

	Remainder				Fair Market Value
	of			After	at
Liabilities	2007	2008	2009	2009	March 31, 2007
Convertible Senior Notes due by year (in millions)	—	—	—	$129.0	$107.1
Fixed Interest Rate	2.625%	2.625%	2.625%	2.625%	2.625%
Interest Expense (in millions)	$2.5	$3.4	$3.4	$48.1	N/A

Item 4. Controls and Procedures
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

PART II
OTHER INFORMATION
Item 1A. Risk Factors
          Except as set forth below, there have been no material changes in our risk factors from the information set forth above under the heading “Factors That May Affect Future Results” and in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
          Our consolidated financial results may also vary significantly based upon the partner companies that are included in our financial statements. For example:
▪	For the three months ended March 31, 2007, we consolidated the results of operations of Acsis, Alliance Consulting, Clarient and Laureate Pharma.

▪	In March 2007, we completed the sale of Pacific Title and Art Studio and its results of operations for the periods prior to the sale are presented as discontinued operations in the consolidated financial statements.
     Fluctuations in the price of the common stock of our publicly-traded holdings may affect the price of our common stock.
          Fluctuations in the market prices of the common stock of our publicly-traded holdings are likely to affect the price of our common stock. The market prices of our publicly-traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. For example, the aggregate market value of our holdings in Clarient (Nasdaq: CLRT) at March 31, 2007 was approximately $93.5 million, and at December 31, 2006 was approximately $72.8 million.
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Other Information.
          On May 2, 2007, Safeguard Delaware, Inc. (“SDI”) and Safeguard Scientifics (Delaware), Inc. (“SSDI”), both subsidiaries of Safeguard Scientifics, Inc. (“Safeguard”), entered into the Ninth Amendment (the “Amendment”) to Loan Agreement dated as of May 10, 2002, as amended, by and among Comerica Bank, (“Bank”), SDI and SSDI. The Amendment extended the maturity date of the facility from May 3, 2007 to June 30, 2008 and increased the total facility size from $55 million to $75 million. The facility requires cash collateral equal to any amounts outstanding under the facility plus the lesser of $7.5 million or the outstanding obligations under both the guaranteed and non-guaranteed credit line available to Safeguard’s partner company, Alliance Holdings, Inc., under its separate credit facility with Bank and 100% of the amounts borrowed under the guaranteed portions of other partner companies’ facilities. In addition, availability under the line is reduced by amounts outstanding at Safeguard and by amounts guaranteed under partner company facilities. Other terms of the facility, including rate of interest and payment terms, remain the same. Safeguard is a guarantor of the obligations of SDI and SSDI under the facility.
     On May 2, 2007, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc. (collectively, “Alliance”) also entered into amendments and waivers to Alliance’s Loan and Security Agreements with Bank dated as of February 28, 2007 (“Alliance Amendments”). The Alliance Amendments reduced the amount of Alliance’s non-guaranteed credit facility from $15 million to $12.5 million, increased the amount of Alliance’s guaranteed facility from $5 million to $7.5 million, and provided for certain waivers and amendments to the financial covenants. The guarantee provided to Bank by SDI and SSDI on the Alliance guaranteed facility also was increased from $5 million to $7.5 million. Other terms of the facility, including rate of interest and payment terms, remain the same.
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

		Incorporated Filing Reference
Exhibit		Form Type &	Original
Number	Description	Filing Date	Exhibit Number
10.1 *	Form of directors’ stock option grant certificate as of February 21, 2007	Form 10-K 3/27/07	10.11.2
10.2.1	Eighth Amendment dated as of February 28, 2007 to Loan Agreement dated as of May 10, 2002, as amended, by and between Comerica Bank, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-K 3/27/07	10.27.11
10.2.2 †	Ninth Amendment dated May 2, 2007 to Loan Agreement dated as of May 10, 2002, as amended, by and between Comerica Bank, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	—	—
10.2.3 †	Amendment and Affirmation of Guaranty dated May 2, 2007 by Safeguard Scientifics, Inc.	—	—
10.3.1	Amended and Restated Loan Agreement dated February 28, 2007 for $15 million by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	Form 10-K 3/27/07	10.29.5
10.3.2	Amended and Restated Loan Agreement dated February 28, 2007 for $5 million by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	Form 10-K 3/27/07	10.29.6
10.3.3	Affirmation of Guaranty dated February 28, 2007 by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Alliance)	Form 10-K 3/27/07	10.29.7
10.3.4 †	First Amendment and Waiver dated May 2, 2007 to Amended and Restated Loan Agreement dated February 28, 2007 by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc. ($12.5 million credit facility)	—	—
10.3.5 †	First Amendment and Waiver dated May 2, 2007 to Amended and Restated Loan Agreement dated February 28, 2007 by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc. ($7.5 million credit facility)	—	—
10.3.6 †	Affirmation of Guaranty dated May 2, 2007 by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Alliance)	—	—

		Incorporated Filing Reference
Exhibit		Form Type &	Original
Number	Description	Filing Date	Exhibit Number
10.4.1	Seventh Amendment dated as of January 17, 2007, to Loan Agreement dated as of February 13, 2003, as amended, by and between Comerica Bank and Clarient, Inc., formerly known as ChromaVision Medical Systems, Inc.	(1)	10.1
10.4.2	Third Amended and Restated Unconditional Guaranty dated January 17, 2007 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Clarient, Inc.)	(1)	10.2
10.4.3	Amended and Restated Reimbursement and Indemnity Agreement dated as of January 17, 2007, by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	(1)	10.3
10.4.4	Waiver and Eighth Amendment dated as of February 28, 2007, to Loan Agreement dated as of February 13, 2003, as amended, by and between Comerica Bank and Clarient, Inc., formerly known as ChromaVision Medical Systems, Inc.	(1)	10.4
10.4.5	Amendment and Affirmation of Guaranty dated February 28, 2007 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Clarient, Inc.)	(1)	10.5
10.4.6	Ninth Amendment dated as of March 15, 2007, to Loan Agreement dated as of February 13, 2003, as amended, by and between Comerica Bank and Clarient, Inc., formerly known as ChromaVision Medical Systems, Inc.	(1)	10.16
10.5.1	Sixth Amendment dated as of February 28, 2007 to Loan and Security Agreement dated as of December 1, 2004, by and between Comerica Bank and Laureate Pharma, Inc.	Form 10-K 3/27/07	10.31.9
10.5.2	Amendment and Affirmation of Guaranty dated February 28, 2007 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Laureate Pharma)	Form 10-K 3/27/07	10.31.10
10.5.3	Deficiency Guaranty dated February 28, 2007 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Laureate Pharma)	Form 10-K 3/27/07	10.31.11
10.6 *	2007 Management Incentive Plan	Form 8-K 4/26/07	99.1
31.1 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2 †	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 9, 2007 by Clarient, Inc. (SEC File No. 000-22677)

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

Date: May 9, 2007	PETER J. BONI

Peter J. Boni
President and Chief Executive Officer

Date: May 9, 2007	STEPHEN T. ZARRILLI

Stephen T. Zarrilli
Acting Senior Vice President, Acting Chief Administrative Officer and Acting Chief Financial Officer