Form 10-Q
period 2007-06-30
SAFEGUARD SCIENTIFICS INC
filed 2007-08-03
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended June 30, 2007

Commission File Number 1-5620
SAFEGUARD SCIENTIFICS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania
(State or other jurisdiction of	23-1609753
incorporation or organization)	(I.R.S. Employer ID No.)

435 Devon Park Drive
Building 800
Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)
(610) 293-0600
Registrant’s telephone number, including area code
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐ No ☑
Number of shares outstanding as of August 1, 2007
Common Stock 121,001,313

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(In thousands, except per
	share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$76,816	$67,012
Restricted cash – current	177	--
Marketable securities	53,807	94,155
Restricted marketable securities	3,869	3,869
Accounts receivable, less allowances ($1,960 - 2007; $1,713 - 2006)	36,427	33,167
Prepaid expenses and other current assets	5,870	5,080
Current assets of discontinued operations	--	11,703

Total current assets	176,966	214,986
Property and equipment, net	35,430	34,209
Ownership interests in and advances to companies	87,075	54,548
Long-term marketable securities	--	487
Long-term restricted marketable securities	3,874	5,737
Intangible assets, net	10,935	11,984
Goodwill	82,461	80,418
Cash held in escrow	22,180	19,398

Other	3,757	3,764
Non-current assets of discontinued operations	--	17,850

Total Assets	$422,678	$443,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of credit line borrowings	$35,154	$25,014
Current maturities of long-term debt	3,579	3,192
Accounts payable	6,220	10,581
Accrued compensation and benefits	10,747	13,432
Accrued expenses and other current liabilities	19,461	18,733
Deferred revenue	5,989	3,560
Current liabilities of discontinued operations	--	3,465

Total current liabilities	81,150	77,977
Long-term debt	4,873	4,010
Other long-term liabilities	10,235	10,319
Convertible senior debentures	129,000	129,000
Deferred taxes	1,026	1,026
Minority interest	5,135	5,491
Non-current liabilities of discontinued operations	--	1,656
Commitments and contingencies
Redeemable subsidiary stock-based compensation	572	2,021
Shareholders’ Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	--	--
Common stock, $0.10 par value; 500,000 shares authorized; 120,976 and 120,419 shares issued and outstanding in 2007 and 2006, respectively	12,098	12,042
Additional paid-in capital	754,873	750,361
Accumulated deficit	(576,288)	(551,058)
Accumulated other comprehensive income	4	536

Total shareholders’ equity	190,687	211,881

Total Liabilities and Shareholders’ Equity	$422,678	$443,381

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
		(unaudited)

Revenue	$43,732	$39,286	$83,241	$76,592
Operating Expenses:
Cost of sales	30,918	28,733	60,293	56,775
Selling, general and administrative	23,283	23,022	47,303	45,047
Research and development	509	441	1,381	1,081
Amortization of intangibles	525	627	1,049	1,247

Total operating expenses	55,235	52,823	110,026	104,150

Operating loss	(11,503)	(13,537)	(26,785)	(27,558)
Other income (loss), net	(747)	(1,228)	(646)	1,896
Interest income	2,169	1,576	4,328	3,115
Interest expense	(1,853)	(1,600)	(3,685)	(3,195)
Equity income (loss)	(3,450)	335	(5,179)	(270)
Minority interest	1,130	1,503	2,781	3,252

Net loss from continuing operations before income taxes	(14,254)	(12,951)	(29,186)	(22,760)
Income tax benefit	710	1,284	696	1,275

Net loss from continuing operations	(13,544)	(11,667)	(28,490)	(21,485)
Income (loss) from discontinued operations, net of tax	(21)	2,432	3,260	5,798

Net loss	$(13,565)	$(9,235)	$(25,230)	$(15,687)

Basic and Diluted Income (Loss) Per Share:
Net loss from continuing operations	$(0.11)	$(0.10)	$(0.23)	$(0.18)
Net income (loss) from discontinued operations	--	0.02	0.02	0.05

Net loss per share	$(0.11)	$(0.08)	$(0.21)	$(0.13)

Shares used in computing basic and diluted income (loss) per share	122,338	121,499	122,227	121,390

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(in thousands)
	(unaudited)

Cash Flows from Operating Activities:
Cash flows from operating activities of continuing operations	$(24,893)	$(15,169)
Cash flows from operating activities of discontinued operations	730	160

Net cash used in operating activities	(24,163)	(15,009)

Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies and funds	2,304	1,712
Advances to companies	(191)	--
Acquisitions of ownership interests in companies and funds, net of cash acquired	(43,043)	(8,004)
(Recovery costs) repayments of note-receivable related party	--	(377)
Increase in marketable securities	(126,176)	(39,656)
Decrease in marketable securities	166,523	32,491
Proceeds from the sale of property and equipment	24	415
Capital expenditures	(5,467)	(7,771)
Capitalized software costs	(120)	(171)
Proceeds from sale of discontinued operations, net	29,967	6,154
Other, net	--	5
Cash flows from investing activities of discontinued operations	(362)	(3,065)

Net cash provided by (used in) investing activities	23,459	(18,267)

Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	--	(3,775)
Borrowings on revolving credit facilities	77,391	66,501
Repayments on revolving credit facilities	(67,251)	(61,731)
Borrowings on term debt	3,000	1,726
Repayments on term debt	(1,871)	(2,518)
Issuance of Company common stock, net	539	356
Issuance of subsidiary common stock, net	268	50
Offering costs on issuance of subsidiary common stock	--	(70)
Cash flows from financing activities of discontinued operations	(230)	(290)

Net cash provided by financing activities	11,846	249

Net Increase (Decrease) in Cash and Cash Equivalents	11,142	(33,027)
Changes in cash and cash equivalents from Pacific Title and Art Studio and Mantas included in assets of discontinued operations	(1,338)	348
Cash and Cash Equivalents at beginning of period	67,012	122,069

Cash and Cash Equivalents at end of period	$76,816	$89,390

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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
          The Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three and six months ended June 30, 2007 and 2006 and Consolidated Balance Sheets at June 30, 2007 and December 31, 2006 include the following subsidiaries in continuing operations:
Acsis, Inc. (“Acsis”)
Alliance Consulting Group Associates, Inc. (“Alliance Consulting”)
Clarient, Inc. (“Clarient”)
Laureate Pharma, Inc. (“Laureate Pharma”)
          Alliance Consulting operates on a 52 or 53-week fiscal year, ending on the Saturday closest to the end of the fiscal period. The Company and all other subsidiaries operate on a calendar year. Alliance Consulting’s second quarter ended on June 30, 2007 and July 1, 2006, each a period of 13 weeks and year-to-date a period of 26 weeks.
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
     Clarient – Technology Group
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
JUNE 30, 2007
     Mantas
          In October 2006, the Company sold its interest in Mantas for net cash proceeds of approximately $112.8 million, including $19.3 million held in escrow. The Company recorded a pre-tax gain of $83.9 million in the fourth quarter of 2006. Mantas is reported in discontinued operations for the three and six months ended June 30, 2006. Mantas sold its telecommunications business and certain related assets and liabilities in the first quarter of 2006 for $2.1 million in cash. As a result of the sale, Mantas recorded a gain of $1.9 million in the first quarter of 2006, which is also reported in discontinued operations.
     Alliance Consulting – Southwest Region
          Alliance Consulting sold its Southwest region in May 2006 for proceeds of $4.5 million, including cash of $3.0 million and stock of the acquiror of $1.5 million which was subsequently sold. As a result of the sale, Alliance Consulting recorded a gain of $1.6 million in the second quarter of 2006. Alliance Consulting’s Southwest region is reported in discontinued operations for the three and six months ended June 30, 2006.
          Results of all discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
		(unaudited)

Revenue	$--	$18,120	$7,326	$39,210
Operating expenses	--	(17,119)	(8,098)	(36,741)
Other	--	(361)	(103)	(546)

Net income (loss) before income taxes and minority interest	--	640	(875)	1,923
Income tax (expense) benefit	--	(101)	8	(174)

Income (loss) from operations	--	539	(867)	1,749
Gain (loss) on disposal, net of tax	(36)	1,501	6,292	3,409
Minority interest	15	392	(2,165)	640

Income (loss) from discontinued operations, net of tax	$(21)	$2,432	$3,260	$5,798

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
JUNE 30, 2007
The assets and liabilities of the discontinued operations were as follows:

December 31,
2006
(in thousands)
Cash	$4,239
Accounts receivable, less allowances	5,393
Inventory	1,525
Other current assets	546

Total current assets	11,703
Property and equipment, net	10,680
Intangibles	4,442
Goodwill	2,080
Other assets	648

Total Assets	$29,553

Current debt	$746
Accounts payable	530
Accrued expenses	1,499
Deferred revenue	690

Total current liabilities	3,465
Long-term debt	1,057
Other long-term liabilities	599

Total Liabilities	$5,121

Carrying value	$24,432

4.	MARKETABLE SECURITIES
          Marketable securities included the following:

	Current		Non-Current
	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006
		(in thousands)
	(unaudited)		(unaudited)
Held-to-maturity:
Commercial paper	$53,807	$94,155	$--	$--
Restricted U.S. Treasury securities	3,869	3,869	3,874	5,737

	57,676	98,024	3,874	5,737

Available-for-sale:
Equity securities	--	--	--	487

	$57,676	$98,024	$3,874	$6,224

          As of June 30, 2007, the contractual maturities of securities were as follows:

	Years to Maturity
		(in thousands)
		(unaudited)
	Less Than	One to	No Single
	One Year	Five Years	Maturity Date	Total
Held-to-maturity	$57,676	$3,874	$--	$61,550

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
JUNE 30, 2007
          During the three months ended June 30, 2007, the Company’s investment in available-for-sale securities was written-off due to the cancellation of the underlying securities in bankruptcy liquidation. The change is reflected in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets.
5.	GOODWILL AND OTHER INTANGIBLE ASSETS
          The following is a summary of changes in the carrying amount of goodwill by segment:

	Alliance
	Consulting	Clarient	Acsis	Total
	(in thousands)
		(unaudited)
Balance at December 31, 2006	$56,155	$12,729	$11,534	$80,418
Purchase price adjustments	2,043	--	--	2,043

Balance at June 30, 2007	$58,198	$12,729	$11,534	$82,461

          In July 2006, Alliance Consulting acquired Fusion Technologies for $5.4 million in cash. Based on achievement of earnings targets by the Fusion business in the post-acquisition period, additional purchase price consideration of $2.0 million was recorded by Alliance in the three months ended June 30, 2007, comprising $1.7 million in cash and $0.3 million in Alliance Consulting common stock. Certain purchase price adjustments related to this acquisition are not final.
          Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite and indefinite useful lives:

	June 30, 2007
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
	(unaudited)
Customer-related	7 – 10 years	$9,721	$3,280	$6,441
Technology-related	3 years	1,376	726	650
Process-related	3 years	1,363	1,212	151
Tradenames	20 years	1,222	96	1,126

		13,682	5,314	8,368
Tradenames	Indefinite	2,567	--	2,567

Total		$16,249	$5,314	$10,935

	December 31, 2006
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
Customer-related	7 - 10 years	$9,721	$2,719	$7,002
Technology-related	3 years	1,376	496	880
Process-related	3 years	1,363	984	379
Tradenames	20 years	1,222	66	1,156

		13,682	4,265	9,417
Tradenames	Indefinite	2,567	--	2,567

Total		$16,249	$4,265	$11,984

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
JUNE 30, 2007
          Amortization expense related to intangible assets was $0.5 million and $1.0 million for the three and six months ended June 30, 2007, and $0.6 million and $1.2 million for the three and six months ended June 30, 2006, respectively. The following table provides estimated future amortization expense related to intangible assets:

Total
(In thousands)
(unaudited)
Remainder of 2007	$978
2008	1,610
2009	1,164
2010	670
2011 and thereafter	3,946

$8,368

6.	RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2007, the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide: Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide: Investment Companies (the “Guide”). SOP 07-1 amends the Guide to include criteria for determining whether an entity is an “investment company” for accounting purposes and is therefore within the Guide’s scope. Those criteria include a definition of an investment company and factors to consider in determining whether an entity meets that definition. Entities meeting the definition of an investment company, as well as entities regulated by the Investment Company Act of 1940 or similar requirements, are required to follow the Guide’s specialized accounting guidance. SOP 07-01 is effective for fiscal years beginning on or after December 15, 2007. The Company is currently evaluating the applicability of SOP 07-01.
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
          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained upon examination by the applicable taxing authority. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. See Note 11.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
JUNE 30, 2007
7.	COMPREHENSIVE LOSS
          Comprehensive loss is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s sources of comprehensive loss are from net unrealized appreciation (depreciation) on its holdings classified as available-for-sale and foreign currency translation adjustments.
The following summarizes the components of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
		(unaudited)

Net loss from continuing operations	$(13,544)	$(11,667)	$(28,490)	$(21,485)

Other comprehensive income (loss):
Foreign currency translation adjustments	(45)	118	(45)	87
Unrealized holding losses on available-for-sale securities	(65)	(1,956)	(487)	(2,182)

Other comprehensive loss from continuing operations	(110)	(1,838)	(532)	(2,095)

Comprehensive loss from continuing operations	(13,654)	(13,505)	(29,022)	(23,580)
Net income (loss) from discontinued operations	(21)	2,432	3,260	5,798

Comprehensive loss	$(13,675)	$(11,073)	$(25,762)	$(17,782)

8.	LONG-TERM DEBT AND CREDIT ARRANGEMENTS
Consolidated long-term debt consisted of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)
	(unaudited)
Subsidiary credit line borrowings (guaranteed by the Company)	$25,000	$22,000
Subsidiary credit line borrowings (not guaranteed by the Company)	10,154	3,014
Subsidiary term loans and other borrowings (guaranteed by the Company)	5,250	3,000

	40,404	28,014
Capital lease obligations and other borrowings	3,202	4,202

	43,606	32,216
Less current maturities	(38,733)	(28,206)

Total long-term debt, less current portion	$4,873	$4,010

          The Company maintains a revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees. On May 2, 2007, the revolving credit facility was amended to extend the expiration date to June 30, 2008. In addition, the credit facility was increased from $55 million to $75 million and the Company’s guarantee on a partner company facility was increased from $5 million to $7.5 million. Borrowing availability under the facility is reduced by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under partner company facilities maintained with that same lender. This credit facility bears interest at the prime rate (8.25% at June 30, 2007) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times the Company’s borrowings and letters of credit and amounts borrowed by partner companies under facilities maintained with that same bank.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
JUNE 30, 2007
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
     Availability under the Company’s revolving credit facilities at June 30, 2007 was as follows (in thousands):

Total

Size of facilities	$95,000
Subsidiary facilities at same banks (a)	(40,800)
Outstanding letter of credit (b)	(6,336)

Amount available	$47,864

(a)	The Company’s availability under its credit facilities is reduced by the amounts borrowed by the Company and letters of credit and amounts guaranteed under partner company facilities maintained at the same respective banks. Of the total facilities, $30.3 million was outstanding under these facilities at June 30, 2007 and was included as debt on the Consolidated Balance Sheet.

(b)	In connection with the sale of CompuCom, the Company provided to the landlord of CompuCom’s Dallas headquarters lease, a letter of credit, which will expire on March 19, 2019, in an amount equal to $6.3 million.
          Alliance Consulting, Clarient and Laureate Pharma maintain credit facilities with the same lender as the Company. Borrowings are secured by substantially all of the assets of the respective subsidiaries. These obligations bear interest at variable rates ranging between the prime rate minus 0.5% and the prime rate plus 0.5%. These facilities contain financial and non-financial covenants. During the three months ended June 30, 2007, Alliance Consulting and Clarient each did not comply with certain of their financial covenants under their respective facilities and subsequently received waivers from the lender.
          In July 2007, Acsis amended and restated its credit facility with its bank, providing up to $4.5 million of availability, subject to a borrowing base calculation. The facility expires in July 2008 and bears interest at rates ranging from the prime rate plus 1.5% to the prime rate plus 2.25% depending on Acsis’ liquidity. In addition, in July 2007, Acsis entered into a $1.5 million loan facility with the same bank which expires on September 15, 2007 and bears interest at the prime rate. The $1.5 million facility is guaranteed by the Company.
          In September 2006, Clarient entered into a $5 million senior secured revolving credit agreement. Borrowing availability under the agreement is based on the level of Clarient’s qualified accounts receivable, less certain reserves. The agreement has a two-year term and bears interest at variable rates based on the lower of LIBOR plus 3.25% or the prime rate plus 0.5%. As of June 30, 2007, Clarient had $1.3 million outstanding borrowings under this facility and had $2.2 million availability based on the level of qualified accounts receivable. During the three months ended June 30, 2007 Clarient did not comply with certain of its financial covenants under this facility and subsequently received a waiver from the lender.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
JUNE 30, 2007
               Debt as of June 30, 2007 and December 31, 2006 bore interest at fixed rates between 4.62% and 20.33% and variable rates indexed to the prime rate plus 0.5%.
          The Company’s debt matures as follows:

Total
(in thousands)
Remainder of 2007	$2,007
2008	38,228
2009	2,484
2010	762
2011 and thereafter	125

Total debt	$43,606

9.      CONVERTIBLE SENIOR DEBENTURES
               In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on the 2024 Debentures is payable semi-annually. At the debenture holders’ option, the 2024 Debentures are convertible into Company common stock through March 14, 2024, subject to certain conditions. The conversion rate of the debentures at June 30, 2007 was $7.2174 of principal amount per share. The closing price of the Company’s common stock at June 30, 2007 was $2.81. The 2024 Debenture holders may require repurchase of the debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount plus accrued and unpaid interest. The 2024 Debenture holders may also require repurchase of the debentures upon certain events, including sale of all or substantially all of the Company’s common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, the Company may redeem all or some of the 2024 Debentures commencing March 20, 2009. During the first quarter of 2006, the Company repurchased $5 million of the face value of the 2024 Debentures for $3.8 million in cash. In connection with the repurchase, the Company recorded $0.1 million of expense related to the acceleration of deferred debt issuance costs associated with the 2024 Debentures, resulting in a net gain of $1.1 million, which is included in Other Income (Loss), Net in the Consolidated Statements of Operations. At June 30, 2007, the outstanding 2024 Debentures had a face value of $129 million and a market value of approximately $111 million, based on quoted market prices.
               As required by the terms of the 2024 Debentures, after completing the sale of CompuCom in October 2004, the Company escrowed $16.7 million for interest payments through March 15, 2009 on the 2024 Debentures. A total of $7.7 million is included in Restricted Marketable Securities on the Consolidated Balance Sheet at June 30, 2007, of which $3.9 million is classified as a current asset.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
JUNE 30, 2007
10.      STOCK-BASED COMPENSATION
          On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment’ (“SFAS No. 123(R)”) using the modified prospective method.
Classification of Stock-Based Compensation Expense
          Stock-based compensation expense from continuing operations was recognized in the Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(in thousands)
		(unaudited)
Cost of sales	$48	$16	$110	$36
Selling, general and administrative	1,559	1,653	3,358	3,492
Research and development	8	14	49	18

	$1,615	$1,683	$3,517	$3,546

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)
Service-Based Awards
Dividend yield	0%	0%	0%	0%
Expected volatility	62%	73%	62%	73%
Average expected option life	5 years	5 years	5 years	5 years
Risk-free interest rate	4.6%	5.2%	4.6%	5.1%

Market-Based Awards
Dividend yield	0%	0%	0%	0%
Expected volatility	55%	67%	56%	67%
Average expected option life	6 years	6 years	6 years	6 years
Risk-free interest rate	4.9%	5.2%	4.9%	5.0%

          Market-based awards entitle participants to vest in a number of options determined by achievement of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met. Compensation expense is recognized over the requisite service periods using the straight-line method, but is accelerated if market capitalization targets are achieved earlier than estimated. Based on the achievement of market capitalization targets, 0.3 million and 0.5 million shares vested during the three and six months ended June 30, 2007. The Company recorded $0.5 million and $1.1 million of compensation expense related to these awards during the three and six months ended June 30, 2007 and $0.7 million and $1.4 million during the three and six months ended June 30, 2006, respectively. Depending on the Company’s stock performance, the maximum number of unvested shares at June 30, 2007 attainable under these grants is 8.6 million shares.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
JUNE 30, 2007
          All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. The Company recorded $0.6 million and $1.0 million of compensation expense related to these awards during the three and six months ended June 30, 2007 and $0.4 million and $0.8 million during the three and six months ended June 30, 2006, respectively.
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
          Stock options granted by subsidiaries generally are service-based awards that vest four years after the date of grant and expire 7 to 10 years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period is the period over which the award vests. The Company’s consolidated subsidiaries recorded compensation expense related to these awards of $0.5 million and $1.4 million during the three and six months ended June 30, 2007 and $0.6 million and $1.3 million during the three and six months ended June 30, 2006.
          Certain employees of the Company’s subsidiaries have the right to require the respective subsidiary to purchase shares of common stock of the subsidiary received by the employee pursuant to the exercise of options. The employee must hold the shares for at least six months prior to exercising this right. The required purchase price is 75% to 100% of the fair market value at the time the right is exercised. These options qualify for equity-classification under SFAS No. 123(R). In accordance with EITF Issue No. D-98, however, these instruments are classified outside of permanent equity as redeemable subsidiary stock-based compensation on the Consolidated Balance Sheets at their redemption amount based on the number of options vested as of June 30, 2007 and December 31, 2006. Following the sale of Pacific Title and Art Studio, amounts payable related to deferred stock units issued to a former employee of Pacific Title and Art Studio were classified in accrued expenses and other current liabilities on the Consolidated Balance Sheet at June 30, 2007 at the expected redemption amount. At December 31, 2006, these instruments were classified outside of permanent equity as redeemable subsidiary stock-based compensation.
11.     INCOME TAXES
          The Company’s consolidated income tax benefit for the six months ended June 30, 2007 was $0.7 million. The net tax benefit relates to the reversal of reserves that relate to uncertain tax positions for which the statute of limitations expired during the period in the applicable tax jurisdictions and the Company’s share of net state tax expense recorded by subsidiaries. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the net operating loss benefit that would have been recognized in 2007 was offset by a valuation allowance.
          Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Adoption of FIN 48 had no impact on the Company’s consolidated results of operations and financial position.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
JUNE 30, 2007
          Upon adoption of FIN 48, the Company identified uncertain tax positions that the Company currently does not believe meet the more likely than not recognition threshold under FIN 48 to be sustained upon examination. Because these uncertain tax positions have not been utilized and had a full valuation allowance established, the Company reduced the gross deferred tax asset and valuation allowance by $3.2 million. This amount relates to unrecognized tax benefits that would impact the effective tax rate if recognized absent the valuation allowance.
          The Company and its consolidated partner companies file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax years 2003 and forward remain open for examination for federal tax purposes and tax years 2002 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at June 30, 2007 will remain subject to examination until the respective tax year is closed.
          At December 31, 2006, the Company had accrued $0.8 million for unrecognized tax benefits, including $0.2 million for the payment of penalties and interest. The Company recognizes penalties and interest accrued related to income tax liabilities in the provision (benefit) for income taxes in its consolidated statements of operations. Substantially all of the unrecognized tax benefits at December 31, 2006 were recognized in the three months ended June 30, 2007 as the applicable statutes of limitations expired.
12.     NET LOSS PER SHARE
          The calculations of net loss per share were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands except per share data)
	(unaudited)
Basic:
Net loss from continuing operations	$(13,544)	$(11,667)	$(28,490)	$(21,485)
Net income (loss) from discontinued operations	(21)	2,432	3,260	5,798

Net loss	$(13,565)	$(9,235)	$(25,230)	$(15,687)

Average common shares outstanding	122,338	121,499	122,227	121,390

Net loss from continuing operations	$(0.11)	$(0.10)	$(0.23)	$(0.18)
Net income (loss) from discontinued operations	--	0.02	0.02	0.05

Net loss per share	$(0.11)	$(0.08)	$(0.21)	$(0.13)

Diluted:
Net loss from continuing operations principle	$(13,544)	$(11,667)	$(28,490)	$(21,485)
Net income (loss) from discontinued operations	(21)	2,432	3,260	5,798
Effect of holdings	--	(34)	--	(49)

Adjusted net loss	$(13,565)	$(9,269)	$(25,230)	$(15,736)

Average common shares outstanding	122,338	121,499	122,227	121,390

Net loss per share from continuing operations	$(0.11)	$(0.10)	$(0.23)	$(0.18)
Net income (loss) per share from discontinued operations	--	0.02	0.02	0.05

Diluted loss per share	$(0.11)	$(0.08)	$(0.21)	$(0.13)

          Basic and diluted average common shares outstanding for purposes of computing net income (loss) per share includes outstanding common shares and vested deferred stock units (DSUs).

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
JUNE 30, 2007
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
     The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:
•	At June 30, 2007 and 2006, options to purchase 20.6 million and 19.1 million shares of common stock at prices ranging from $1.03 to $45.47 per share, were excluded from the calculations;

•	At June 30, 2007 and 2006, unvested shares of restricted stock and unvested deferred stock units totaling 0.1 million shares were excluded from the calculations; and

•
At June 30, 2007 and 2006 a total, of 17.9 million and 20.1 million shares, respectively, related to the Company’s 2024 Debentures (See Note 9) representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculations.

13.     PARENT COMPANY FINANCIAL INFORMATION
          Parent company financial information is provided to present the financial position and results of operations of the Company as if the consolidated companies (see Note 2) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies.

Parent Company Balance Sheets
	June 30, 2007	December 31, 2006
	(In thousands)
	(unaudited)
Assets:
Cash and cash equivalents	$71,928	$59,933
Restricted cash	177	--
Marketable securities	53,807	94,155
Restricted marketable securities	3,869	3,869
Other current assets	1,804	1,978
Asset held for sale	--	17,852

Total current assets	131,585	177,787
Ownership interests in and advances to companies	182,744	160,557
Long-term marketable securities	--	487
Long-term restricted marketable securities	3,874	5,737
Cash held in escrow	22,180	19,398
Other	2,966	3,377

Total Assets	$343,349	$367,343

Liabilities and Shareholders’ Equity:
Current liabilities	$17,672	$18,816
Long-term liabilities	5,418	5,625
Convertible senior debentures	129,000	129,000
Shareholders’ equity	191,259	213,902

Total Liabilities and Shareholders’ Equity	$343,349	$367,343

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
JUNE 30, 2007

Parent Company Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
	(unaudited)
Operating expenses	$(5,465)	$(5,342)	$(11,739)	$(10,944)
Other income (loss), net	(744)	(1,237)	(689)	1,877
Interest income	2,142	1,555	4,260	3,037
Interest expense	(1,053)	(1,190)	(2,110)	(2,404)
Equity loss	(9,134)	(6,737)	(18,922)	(14,335)

Net loss from continuing operations before income taxes	(14,254)	(12,951)	(29,200)	(22,769)
Income tax benefit	710	1,284	710	1,284
Equity income (loss) attributable to discontinued operations	(21)	2,432	3,260	5,798

Net loss	$(13,565)	$(9,235)	$(25,230)	$(15,687)

Parent Company Statements of Cash Flows	Six Months Ended June 30,
	2007	2006
	(in thousands)
	(unaudited)
Net cash used in operating activities	$(9,350)	$(5,710)

Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies and funds	2,304	517
Advances to companies	(191)	--
Acquisitions of ownership interests in companies and funds, net of cash acquired	(41,309)	(14,004)
Recovery costs of note receivable — related party	--	(377)
Increase in marketable securities	(126,176)	(39,656)
Decrease in marketable securities	166,523	32,491
Capital expenditures	--	(76)
Proceeds from sale of discontinued operations	19,655	--
Other, net	--	1,200

Net cash provided by (used in) investing activities	20,806	(19,905)

Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	--	(3,775)
Advanced to subsidiary	--	(500)
Issuance of company common stock, net	539	356

Net cash provided by (used) in financing activities	539	(3,919)

Net Increase (Decrease) in Cash and Cash Equivalents	11,995	(29,534)
Cash and Cash Equivalents at beginning of period	59,933	108,300

Cash and Cash Equivalents at end of period	$71,928	$78,766

     Parent Company cash and cash equivalents exclude marketable securities, which consists of longer-term securities, including commercial paper and certificates of deposit.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
JUNE 30, 2007
14.     OPERATING SEGMENTS
          The Company presents its consolidated partner companies as separate segments – Acsis, Alliance Consulting, Clarient and Laureate Pharma. The results of operations of the Company’s non-consolidated partner companies and the Company’s ownership in private equity funds are reported in the “Other Companies” segment. The Other Companies segment also includes the gain or loss on the sale of companies and funds, except for gains and losses included in discontinued operations.
          Management evaluates segment performance based on segment revenue, operating income (loss) and income (loss) before income taxes, which reflects the portion of income (loss) allocated to minority shareholders.
          Other Items includes certain expenses, which are not identifiable to the operations of the Company’s operating business segments. Other Items primarily consists of general and administrative expenses related to corporate operations, including employee compensation, insurance and professional fees including legal, finance and consulting, interest income and interest expense. Other Items also includes income taxes, which are reviewed by management independent of segment results.
          The following tables reflect the Company’s consolidated operating data by reportable segment. Segment results include the results of the consolidated partner companies, impairment charges, gains or losses related to the disposition of the partner companies, except those reported in discontinued operations, the Company’s share of income or losses for entities accounted for under the equity method and the mark-to-market of trading securities. All significant intersegment activity has been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its subsidiaries and among the Company’s subsidiaries.
          Revenue is attributed to geographic areas based on where the services are performed or the customer’s shipped to location. A majority of the Company’s revenue is generated in the United States.
          As of June 30, 2007 and December 31, 2006, the Company’s assets were primarily located in the United States.
          The following represents the segment data from continuing operations:

	Three Months Ended June 30, 2007
	(in thousands)
	(unaudited)
								Total
		Alliance		Laureate	Other	Total	Other	Continuing
	Acsis	Consulting	Clarient	Pharma	Companies	Segments	Items	Operations
Revenue	$5,140	$21,393	$10,336	$6,863	$--	$43,732	$--	$43,732
Operating loss	(2,211)	(1,232)	(2,309)	(286)	--	(6,038)	(5,465)	(11,503)
Net loss	(2,227)	(1,437)	(1,473)	(547)	(4,250)	(9,934)	(3,610)	(13,544)

Segment Assets
June 30, 2007	$23,285	$84,983	$37,165	$29,565	$87,075	$262,073	$160,605	$422,678
December 31, 2006	27,266	83,766	33,688	25,626	55,035	225,381	188,447	413,828

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
JUNE 30, 2007

	Three Months Ended June 30, 2006
	(in thousands)
	(unaudited)
								Total
		Alliance		Laureate	Other	Total	Other	Continuing
	Acsis	Consulting	Clarient	Pharma	Companies	Segments	Items	Operations
Revenue	$4,584	$25,868	$6,366	$2,468	$--	$39,286	$--	$39,286
Operating loss	(1,884)	(678)	(3,155)	(2,478)	--	(8,195)	(5,342)	(13,537)
Net loss	(1,776)	(828)	(1,834)	(2,634)	(958)	(8,030)	(3,637)	(11,667)

	Six Months Ended June 30, 2007
	(in thousands)
	(unaudited)
								Total
		Alliance		Laureate	Other	Total	Other	Continuing
	Acsis	Consulting	Clarient	Pharma	Companies	Segments	Items	Operations
Revenue	$9,355	$42,850	$19,193	$11,843	$--	$83,241	$--	$83,241
Operating loss	(4,850)	(2,745)	(5,575)	(1,876)	--	(15,046)	(11,739)	(26,785)
Net loss	(4,867)	(3,096)	(3,430)	(2,336)	(5,979)	(19,708)	(8,782)	(28,490)

	Six Months Ended June 30, 2006
	(in thousands)
	(unaudited)
								Total
		Alliance		Laureate	Other	Total	Other	Continuing
	Acsis	Consulting	Clarient	Pharma	Companies	Segments	Items	Operations
Revenue	$8,985	$51,080	$11,881	$4,646	$--	$76,592	$--	$76,592
Operating loss	(4,128)	(950)	(6,814)	(4,722)	--	(16,614)	(10,944)	(27,558)
Net income (loss)	(3,905)	(1,314)	(3,873)	(4,964)	350	(13,706)	(7,779)	(21,485)
     Other Items

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
	(unaudited)
Corporate operations	$(4,320)	$(4,921)	$(9,478)	$(9,054)
Income tax benefit (expense)	710	1,284	696	1,275

	$(3,610)	$(3,637)	$(8,782)	$(7,779)

15.   BUSINESS COMBINATIONS
   Acquisitions by the Company
     In June 2007, the Company acquired 40% of Cellumen, Inc. for $6.0 million in cash. Cellumen is a cellular systems biology company whose technology optimizes the drug discovery process. The Company accounts for its holdings in Cellumen under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Cellumen was allocated to in-process research and development, resulting in a $0.2 million charge in the second quarter of 2007, and to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
JUNE 30, 2007
          In June 2007, the Company increased its ownership interest in Authentium, Inc. to 20%, for $3.0 million in cash. The Company had previously acquired a 12% interest in Authentium in April 2006 for $5.5 million in cash. Authentium is a provider of security software to internet service providers. The Company accounts for its holdings in Authentium under the cost method.
          In May 2007, the Company acquired 14% of Avid Radiopharmaceuticals (“Avid”) for $7.3 million in cash. Avid develops molecular imaging products for neurodegenerative diseases. The Company accounts for its holdings in Avid under the cost method.
          In May 2007, the Company increased its ownership interest in Advanced BioHealing, Inc. (“ABH”) to 28% for $2.7 million in cash. The Company had previously acquired a 24% interest in ABH in February 2007 for $8.0 million in cash. ABH is a specialty biotechnology company focused on the development and marketing of cell-based and tissue engineered products. The Company accounts for its holdings in ABH under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of ABH was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
JUNE 30, 2007
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
          In connection with its ownership interests in certain affiliates, the Company had the following outstanding guarantees at June 30, 2007:

		Debt Included on
	Amount	Consolidated Balance Sheet
	(in thousands)
Consolidated company guarantees – credit facilities	$40,800	$30,250
Consolidated company guarantees - other	4,748	--
Non-consolidated company guarantees	3,750	--

Total	$49,298	$30,250

          The Company has committed capital of approximately $5.7 million, including a conditional commitment to provide a partner company with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $4.8 million which is expected to be funded during the next twelve months.
          Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of certain private equity funds (the “clawback”). Assuming the private equity funds in which the Company was a general partner were liquidated or dissolved on June 30, 2007 and assuming for these purposes the only distributions from the funds were equal to the carrying value of the funds on the June 30, 2007 financial statements, the maximum clawback the Company would be required to return for its general partner interest is approximately $8 million. The Company estimates its liability to be approximately $6.7 million of which $5.3 million was reflected in Accrued Expenses and Other Current Liabilities and $1.4 million was reflected in Other Long-Term Liabilities on the Consolidated Balance Sheets.

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
          Technology – including companies focused on providing software as a service (SaaS), technology-enabled services and vertical software solutions for analytics, enterprise application, infrastructure, security and communication; and
          Life Sciences – including companies focused on medical devices, molecular diagnostics, drug delivery and specialty pharmaceuticals.
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
  Revenue Recognition
          During the three and six months ended June 30, 2007 and 2006, our revenue from continuing operations was attributable to Acsis, Alliance Consulting, Clarient and Laureate Pharma.
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
          Laureate Pharma’s revenue is primarily derived from contract manufacturing work, process development services, and formulation and filling. Laureate Pharma may enter into revenue arrangements with multiple deliverables in order to meet its customers’ needs. Multiple element revenue agreements are evaluated under Emerging Issues Task Force (“EITF”) Issue Number 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 are treated as one unit of accounting for purposes of revenue recognition. Revenue is generally recognized upon the performance of services. Certain services are performed under fixed price contracts. Revenue from these contracts is recognized on a percentage–of-completion basis. When current cost estimates indicate a loss is expected to be incurred, the entire loss is recorded in the period in which it is identified. Changes in estimates of total costs could result in changes in the amount of revenue recognized.
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
          The carrying value of net intangible assets at June 30, 2007 was $10.9 million. The carrying value of net property and equipment at June 30, 2007 was $35.4 million.
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
          The carrying value of goodwill at June 30, 2007 was $82.5 million.

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

Stock-based Compensation
          On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and to record such expense in its consolidated financial statements.
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
Results of Operations
          We present our consolidated partner companies as separate segments – Acsis, Alliance Consulting, Clarient and Laureate Pharma. The results of operations of our other partner companies in which we have less than a majority interest and our ownership in private equity funds are reported in a segment called “Other Companies.” This segment also includes the gain or loss on the sale of companies and funds, except for gains and losses included in discontinued operations.
          Our management evaluates segment performance based on segment revenue, operating income (loss) and income (loss) before income taxes, which reflects the portion of income (loss) allocated to minority shareholders.
          Other items includes certain expenses which are not identifiable to the operations of our operating business segments. Other items primarily consists of general and administrative expenses related to our corporate operations, including employee compensation, insurance and professional fees, including legal, finance and consulting. Other items also includes interest income, interest expense and income taxes, which are reviewed by management independent of segment results.
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
          The Company’s operating results including net income (loss) before income taxes by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Acsis	$(2,227)	$(1,776)	$(4,867)	$(3,905)
Alliance Consulting Alliance	(1,437)	(828)	(3,096)	(1,314)
Clarient	(1,473)	(1,834)	(3,430)	(3,873)
Laureate Pharma	(547)	(2,634)	(2,336)	(4,964)
Other companies	(4,250)	(958)	(5,979)	350

Total segments	(9,934)	(8,030)	(19,708)	(13,706)

Other items
Corporate operations	(4,320)	(4,921)	(9,478)	(9,054)
Income tax benefit (expense)	710	1,284	696	1,275

Total other items	(3,610)	(3,637)	(8,782)	(7,779)

Net (loss) from continuing operations	(13,544)	(11,667)	(28,490)	(21,485)
Net income (loss) from discontinued operations	(21)	2,432	3,260	5,798

Net Loss	$(13,565)	$(9,235)	$(25,230)	$(15,687)

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
Acsis

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Revenue	$5,140	$4,584	$9,355	$8,985

Operating expenses:
Cost of sales	3,743	3,236	6,986	6,494
Selling, general and administrative	2,836	2,407	5,312	4,778
Research and development	509	441	1,381	1,081
Amortization of intangibles	263	384	526	760

Total operating expenses	7,351	6,468	14,205	13,113

Operating loss	(2,211)	(1,884)	(4,850)	(4,128)
Interest, net	(16)	4	(17)	10
Minority interest	--	104	--	213

Net loss before income taxes	$(2,227)	$(1,776)	$(4,867)	$(3,905)

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
          At June 30, 2007, we owned a 96% voting interest in Acsis.
Three months ended June 30, 2007 versus three months ended June 30, 2006
          Revenue. Revenue increased $0.6 million or 12.1% in 2007 as compared to the prior year period. The increase was primarily due to a $0.4 million increase in services revenue and a $0.1 million increase in license revenue. The increase in 2007 services revenue was driven by customer services related to license agreements signed during late 2006.
          Cost of Sales. Cost of sales increased $0.5 million, or 15.7% in 2007 as compared to the prior year period. The increase is primarily due to an increase in service costs related to additional resources needed for the implementation of several projects. Gross margins were 27.2% and 29.4% for the three months ended June 30, 2007 and 2006, respectively.

Gross margins declined 2.2% in 2007 as compared to the prior year period due to additional resources needed in the first half of 2007 related to the implementation of several projects. Gross margins are expected to modestly improve in the second half of 2007 as compared to the first half of 2007 due to expected operating efficiencies.
          Selling, General and Administrative. Selling, general and administrative expenses increased $0.4 million or 17.8% as compared to the prior year period. Selling, general and administrative expenses were 55.2% of revenue in 2007 and 52.5% of revenue in 2006. The increase was primarily attributable to higher professional fees and severance costs.
          Research and Development. Research and development expenses increased $0.1 million or 15.4% in 2007 as compared to the prior year period. The increase was a result of costs associated with the development of new product offerings.
          Amortization of Intangibles. Amortization of intangibles decreased $0.1 million or 31.5% as compared to the prior year period. The decrease was due to an intangible asset with a life of one year that was fully amortized in 2006.
          Net Loss Before Income Taxes. Net loss increased $0.5 million or 25.4% as compared to the prior year period. The increase was attributable to higher cost of sales, selling general and administrative expenses, and research and development expenses, that were not fully offset by increased revenue.
Six months ended June 30, 2007 versus six months ended June 30, 2006
          Revenue. Revenue increased $0.4 million or 4.1% in 2007 as compared to the prior year period. The increase was due to a $0.7 million increase in services revenue. The higher services revenue was due to a $0.4 million increase in customer support services and a $0.3 million increase in consulting revenue, both driven by certain license agreements signed during late 2006, partially offset by a $0.5 million decline in hardware revenue. Hardware sales fluctuate significantly from period to period due to the timing of customer orders.
          Cost of Sales. Cost of sales increased $0.5 million or 7.6% in 2007 as compared to the prior year period. The increase is primarily due to an increase in service costs, partially offset by a decline in hardware costs. The decrease in hardware costs was directly attributed to the decrease in hardware sales volume, while the increase in service costs was a result of additional resources related to the implementation of several projects. Gross margins were 25.3% and 27.7% for the six months ended June 30, 2007 and 2006, respectively. Gross margins declined 2.4% in 2007 as compared to the prior year period due to additional resources needed in the first half of 2007 related to the implementation of several projects.
          Selling, General and Administrative. Selling, general and administrative expenses increased $0.5 million or 11.2% in 2007 as compared to the prior year period. Selling, general and administrative expenses were 56.8% of revenue in 2007 and 53.2% of revenue in 2006. The increase was primarily attributable to additional professional fees and severance costs associated with a reduction in workforce during 2007.
          Research and Development. Research and development expenses increased $0.3 million or 27.8% in 2007 as compared to the prior year period. The increase was a result of costs associated with the development of new product offerings.
          Amortization of Intangibles. Amortization of intangibles decreased $0.2 million or 30.8% as compared to the prior year period. The decrease was due to an intangible asset with a life of one year that was fully amortized in 2006.
          Net Loss Before Income Taxes. Net loss increased $1.0 million or 24.6% as compared to the prior year period. The increase was attributable to higher cost of sales, selling general and administrative expenses, and research and development expenses, that were not fully offset by increased revenue.
Alliance Consulting
          Alliance Consulting operates on a 52 or 53-week fiscal year, ending on the Saturday closest to the end of the fiscal period. Alliance Consulting’s second quarter ended on June 30, 2007 and July 1, 2006, each a period of 13 weeks, and year-to-date a period of 26 weeks, respectively. The financial information presented below does not include the results of operations of Alliance Consulting’s Southwest region business, which is included in discontinued operations for the periods prior to its sale. Alliance Consulting completed the sale of that business during the second quarter of 2006, which resulted in a net gain of $1.6 million. The Southwest region business generated revenue of $1.0 million and $3.1 million, with net income of $1.7 million, for both the three and six months ended July 1, 2006, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Revenue	$21,393	$25,868	$42,850	$51,080

Operating expenses:
Cost of sales	15,860	18,377	31,840	36,645
Selling, general and administrative	6,503	7,926	13,232	14,898
Amortization of intangibles	262	243	523	487

Total operating expenses	22,625	26,546	45,595	52,030

Operating loss	(1,232)	(678)	(2,745)	(950)
Other income, net	41	9	43	19
Interest, net	(259)	(159)	(419)	(383)
Minority interest	13	--	25	--

Net loss before income taxes	$(1,437)	$(828)	$(3,096)	$(1,314)

          Alliance Consulting is a leading national business intelligence consultancy providing services primarily to Fortune 2000 clients in the pharmaceutical, financial services and manufacturing industries. Alliance Consulting specializes in information management, which is comprised of a full range of business intelligence solutions from data acquisition and warehousing to master data management, analytics and reporting, and application services, which includes software development, integration, testing and application support delivered through a high quality and cost effective hybrid global delivery model. Alliance Consulting has developed a strategy focused on enabling business intelligence through the application of deep domain experience and custom-tailored project teams to deliver software solutions and consulting services.
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
          At June 30, 2007, we owned 99% of Alliance Consulting.
Three months ended June 30, 2007 versus three months ended June 30, 2006
          Revenue. Revenue, including reimbursement of expenses, decreased $4.5 million, or 17.3% in 2007 as compared to the prior year period. This decrease was due to the completion of several significant contracts and the deferral of several new engagements. Recently, Alliance Consulting developed and is implementing its second half improvement plan, which includes improving sales team productivity, implementing expense and delivery management improvements, and discontinuing lower margin projects.
          Cost of Sales. Cost of sales decreased $2.5 million, or 13.7% in 2007 as compared to the prior year period. This decrease was primarily a result of the decline in revenue. Gross margins were 25.8% and 29.0% for the three months ended June 30, 2007 and 2006, respectively. Gross margins declined 3.2% in 2007 as compared to the prior year period due to the decline in revenue and the fixed nature of certain costs. Alliance Consulting expects gross margins to continue to be affected by general economic uncertainty, increases in overall pricing pressures within the industry, discounts required for longer-term engagements, and increased employee and contractor costs. The increased employee and contractor costs have resulted from greater competition within the talent pool due to declining unemployment levels, wage inflation in India as the demand for those resources increases, resource availability, and the ability to retain key resources. Alliance expects gross margins to slightly improve in the second half of 2007 as compared to the first half of 2007 due to the completion of certain lower margin engagements, and expected replacement with more profitable projects.
          Selling, General and Administrative. Selling, general and administrative expenses decreased $1.4 million, or 17.9% in 2007 as compared to the prior year period. Selling, general and administrative expenses were 30.4% of revenue in 2007 versus 30.6% of revenue for the prior year period. The decrease was primarily due to a restructuring charge of $0.5 million to consolidate multiple facilities within the same geographic market and severance costs of approximately $0.3 million recognized during the prior year period. Also contributing to the decrease is the decline in variable compensation as a result of decreased operating results during the second quarter of 2007. Selling, general and administrative costs are expected to remain flat for the remainder of 2007, though are expected to decrease as a percentage of revenue due to expected revenue growth during the second half of 2007 as compared to the first half of 2007.
          Interest, Net. Interest expense increased $0.1 million or 62.9% in 2007 as compared to the prior year period primarily as a result of higher average outstanding borrowings under the credit facility and an increase in interest rates.
          Net Loss Before Income Taxes. Net loss increased $0.6 million or 73.6% in 2007 as compared to the prior year period. The increase was primarily related to the decrease in revenue, partially offset by decreases in cost of sales and selling, general and administrative expenses.
Six months ended June 30, 2007 versus six months ended June 30, 2006
          Revenue. Revenue, including reimbursement of expenses, decreased $8.2 million, or 16.1% in 2007 as compared to the prior year period. This decrease was due to delays by customers in starting projects and the completion of several significant contracts. Recently, Alliance Consulting developed and is implementing its second half improvement plan, which includes improving sales team productivity, aggressively implementing expense and delivery management improvements, and discontinuing lower margin projects.
          Cost of Sales. Cost of sales decreased $4.8 million, or 13.1% in 2007 as compared to the prior year period. This decrease was primarily a result of the decline in revenue. Gross margins were 25.3% and 27.7% for the six months ended June 30, 2007 and 2006, respectively. Gross margins declined 2.4% in 2007 as compared to the prior year period due to the decline in revenue and the fixed nature of certain costs.
          Selling, General and Administrative. Selling, general and administrative expenses decreased $1.7 million, or 11.2% in 2007 as compared to the prior year period. The decrease in dollars was due a restructuring charge of $0.5 million to consolidate multiple facilities within the same geographic market and severance costs of approximately $0.3 million recognized during the prior year period. Also contributing to the decrease is the decline in variable compensation as a result of decreased performance in 2007. Selling, general and administrative expenses were 30.9% of revenue in 2007 as compared to 29.2% of revenue in 2006.
          Interest, Net. Interest expense increased slightly in 2007 as compared to the prior year period due to higher average outstanding borrowings and an increase in interest rates.
          Net Loss Before Income Taxes. Net loss increased $1.8 million or 135.6% in 2007 as compared to the prior year period. The increase was primarily related to the decrease in revenue, partially offset by decreases in cost of sales and selling, general and administrative expenses.
Clarient
          The financial information presented below does not include the results of operations of Clarient’s technology group business, which is included in discontinued operations for all periods presented. Clarient sold this business (which developed, manufactured and marketed the ACIS Automated Image Analysis System) and related intellectual property to Carl Zeiss MicroImaging, Inc. (the “ACIS Sale”) for net cash proceeds of $10.3 million, excluding contingent purchase price of $1.5 million. In the first quarter of 2007, prior to its sale, the technology group business generated revenue of $0.8 million, net loss from operations of $0.6 million and a gain on disposal of $3.6 million. The technology group business generated revenue of $1.1 million and $2.4 million, with net loss from operations of $0.9 million and $1.5 million for the three and six months ended June 30, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Revenue	$10,336	$6,366	$19,193	$11,881

Operating expenses:
Cost of sales	5,519	3,444	10,616	6,719
Selling, general and administrative	7,126	6,077	14,152	11,976

Total operating expenses	12,645	9,521	24,768	18,695

Operating loss	(2,309)	(3,155)	(5,575)	(6,814)
Other loss, net	(44)	--	--	--
Interest, net	(237)	(78)	(611)	(98)
Minority interest	1,117	1,399	2,756	3,039

Net loss before income taxes	$(1,473)	$(1,834)	$(3,430)	$(3,873)

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
          As of June 30, 2007, we owned a 60% voting interest in Clarient.
Three months ended June 30, 2007 versus three months ended June 30, 2006
          Revenue. Revenue increased $4.0 million, or 62.4% in the second quarter of 2007 as compared to the prior year period. This increase resulted from the execution of Clarient’s marketing and sales strategy to increase sales to new customers and to enter into new managed care contracts. This increase was also driven in part by increasing the number of available tests performed to include immunohistochemistry, flow cytometry and fluorescent in situ hybridization (FISH). Clarient anticipates that revenue will continue to increase as a result of increased revenue from existing customers, additions of new customers (including managed care providers) by Clarient’s sales force, and its offering of a more comprehensive suite of advanced cancer diagnostic tests.
          Cost of Sales. Cost of sales increased $2.1 million, or 60.2% in the second quarter of 2007 as compared to the prior year period. These costs included laboratory personnel, lab-related depreciation expense, laboratory supplies and other direct costs such as shipping. Gross margin in the second quarter of 2007 was 46.6%, compared to 45.9% in the prior year period. The 0.7% increase in gross margin in the second quarter of 2007 was attributable to achieving economies of scale within operations. Clarient anticipates similar or improving gross margins during the second half of 2007.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.0 million, or 17.3% in the second quarter of 2007, as compared to the prior year period. As a percentage of revenue, these expenses decreased to 68.9% for the second quarter of 2007 from 95.4% in the prior year period. The increase in expenses for the second quarter 2007 was primarily due to increases in variable costs to generate and support revenue growth and to improve infrastructure including selling and marketing expenses, billing and collection costs, and facility overhead to expand service capacity. In addition, Clarient increased headcount and consulting resources in information technology to support future revenue growth during the second quarter of 2007 and incurred incremental stock-based compensation expense due to the mark-to-market of stock options granted to non-employees. Clarient anticipates selling expenses will continue to grow in the second half of 2007 to support its expected revenue growth, but expects general and administrative expenses to decline as a percentage of revenues as infrastructure costs stabilize.
          Interest, Net. Interest expense for the second quarter of 2007 increased $0.2 million compared to the prior year period, primarily due to higher average outstanding borrowings under Clarient’s financing facilities.

          Net Loss Before Income Taxes. Net loss before income taxes decreased $0.4 million, or 19.7% in the second quarter of 2007 compared to the prior year period, primarily due to higher revenue and improved gross margins, partially offset by higher selling, general and administrative expenses and interest expense.
Six months ended June 30, 2007 versus six months ended June 30, 2006
          Revenue. Revenue increased $7.3 million, or 61.5% in 2007 as compared to the prior year period. This increase resulted from the execution of Clarient’s marketing and sales strategy to increase sales to new customers and to enter into new managed care contracts. This increase was also driven in part by increasing the number of available tests performed to include immunohistochemistry, flow cytometry and fluorescent in situ hybridization (FISH).
          Cost of Sales. Cost of sales increased $3.9 million, or 58.0% in 2007 as compared to the prior year period. These costs included laboratory personnel, lab-related depreciation expense, laboratory supplies and other direct costs such as shipping. Gross margin in the first half of 2007 was 44.7%, compared to 43.4% in the prior year period. The 1.3% increase in gross margin during the first half of 2007 was attributable to achieving economies of scale within operations.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.2 million, or 18.2% during the first half of 2007, as compared to the prior year period. As a percentage of revenue, these expenses decreased to 73.7% for first half of 2007 from 100.8% in the prior year period. The increase in expenses during the first half of 2007 was primarily due to increases in variable costs to generate and support revenue growth and to improve infrastructure including selling and marketing expenses, billing and collection costs, and facility overhead to expand service capacity. In addition, Clarient increased headcount and consulting resources in information technology to support future revenue growth during the first half of 2007and incurred incremental stock-based compensation expense due to the mark-to-market of stock options granted to non-employees. Clarient anticipates selling expenses will continue to grow in the second half of 2007 to support its expected revenue growth, but expects general and administrative expenses to decline as a percentage of revenues as infrastructure costs stabilize.
          Interest, Net. Interest expense for the first half of 2007 increased $0.5 million compared to the prior year period, primarily due to higher average outstanding borrowings under Clarient’s financing facilities.
          Net Loss Before Income Taxes. Net loss before income taxes decreased $0.4 million, or 11.4% in the first half of 2007 compared to the prior year period, primarily due to higher revenue and improved gross margins, partially offset by higher selling, general and administrative expenses and interest expense.
Laureate Pharma

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Revenue	$6,863	$2,468	$11,843	$4,646

Operating expenses:
Cost of sales	5,796	3,676	10,851	6,917
Selling, general and administrative	1,353	1,270	2,868	2,451

Total operating expenses	7,149	4,946	13,719	9,368

Operating loss	(286)	(2,478)	(1,876)	(4,722)
Interest, net	(261)	(156)	(460)	(242)

Net loss before income taxes	$(547)	$(2,634)	$(2,336)	$(4,964)

          Laureate Pharma is a full-service Contract Manufacturing Organization (CMO) providing critical development and Current Good Manufacturing Practices (cGMP) manufacturing services. Laureate Pharma seeks to become a leader in this segment of the biopharmaceutical industry by delivering superior development and manufacturing services to its customers.
          Laureate Pharma’s broad range of services includes: bioprocessing, aseptic filling, quality control and quality assurance. Laureate Pharma provides process development and manufacturing services on a contract basis to biopharmaceutical companies. Laureate Pharma operates a facility in Princeton, New Jersey.

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
          As of June 30, 2007, we owned a 100% voting interest in Laureate Pharma.
Three months ended June 30, 2007 versus three months ended June 30 2006
          Revenue. Revenue increased $4.4 million, or 178.1% in 2007 as compared to the prior year period. The increase was due to a $3.0 million increase in manufacturing revenue, a $0.8 million increase in reimbursement from customers for materials, $0.6 million increase in aseptic filling, a $0.2 million increase in process development, partially offset by a $0.2 million decrease in support services revenue. Revenue is expected to remain consistent during the second half of 2007 as compared to the first half of 2007.
          Cost of Sales. Cost of sales increased $2.1 million, or 57.7% in 2007 as compared to the prior year period. The increase was due to an increase in production volume, including a $0.8 million increase in direct materials and lab supplies, a $0.8 million increase in reimbursable expenses for specific customer materials, and a $0.5 million increase in compensation expense resulting from additional staffing requirements. Gross margins were 15.5% and (48.9)% for the three months ended June 30, 2007 and June 30, 2006, respectively. The improvement in gross margins in 2007 as compared to the prior year period is primarily due to increased manufacturing and filling revenues and the fixed nature of certain costs. Laureate expects gross margins to modestly improve during the second half of 2007 as compared to the first half of 2007 due to the expected delivery of services that provide higher margins.
          Selling, General and Administrative. Selling, general, and administrative expenses increased $0.1 million, or 6.5% in 2007 as compared to the prior year period. The increase was due to increased compensation expense of $0.1 million resulting from additional staffing and a $0.1 million increase in administrative support costs, partially offset by a $0.1 million decrease in marketing expenses. Selling, general and administrative expenses were 19.7% of revenue in the second quarter of 2007 as compared to 51.5% in the prior year period. Selling, general and administrative expenses are expected to slightly increase during the second half of 2007 as compared to the first half of 2007 due to additional marketing activities and administrative support costs.
          Interest, Net. Interest expense increased $0.1 million in 2007 as compared to the prior year period. The increase was primarily a result of higher average outstanding borrowings.
          Net Loss Before Income Taxes. Net loss decreased $2.1 million, or 79.2% in 2007 as compared to the prior year period. The decline in net loss was primarily attributable to increased revenues.
Six months ended June 30, 2007 versus six months ended June 30, 2006
          Revenue. Revenue increased $7.2 million, or 154.9% in 2007 as compared to the prior year period. The increase was due to a $4.4 million increase in manufacturing revenues, a $1.3 million increase in reimbursable expenses and a $1.0 million increase in aseptic filling, partially offset by a $0.5 million decrease in support services.
          Cost of Sales. Cost of sales increased $3.9 million, or 56.9% in 2007 as compared to the prior year period. The increase is due to a $1.3 million increase in direct materials and lab supplies, a $1.2 million increase in reimbursable expenses for specific customer materials, a $1.0 million increase in compensation expense resulting from additional staffing requirements, and a $0.4 million increase in other production support costs resulting from higher customer activity. Gross margins were 8.4% and (48.9)% for the six months ended June 30, 2007 and June 30, 2006, respectively. The improvement in gross margins in 2007 as compared to the prior year period is primarily due to increased manufacturing and filling revenues and the fixed nature of certain costs.

          Selling, General and Administrative. Selling, general and administrative expenses increased $0.4 million, or 17.0% in 2007 as compared to the prior year period. The increase was due to increased compensation expense of $0.3 million resulting from additional staffing, and increased administrative support costs of $0.2 million, partially offset by a $0.1 million decrease in marketing expenses.
          Interest, Net. Interest expense increased $0.2 million in 2007 as compared to the prior year period. The increase was primarily a result of higher average outstanding borrowings.
          Net Loss Before Income Taxes. Net loss decreased $2.6 million, or 52.9% in 2007 as compared to the prior year period. The decline in net loss was primarily attributable to increased revenues.
Other Companies

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Other income (loss), net	$(800)	$(1,293)	$(800)	$620
Equity income (loss)	(3,450)	335	(5,179)	(270)

Net income (loss) before income taxes	$(4,250)	$(958)	$(5,979)	$350

Other Income (Loss), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Gain on sale of companies and funds, net	$--	$--	$--	$1,181
Loss on trading securities	--	(1,261)	--	(532)
Impairment	(800)	--	(800)	--
Other	--	(32)	--	(29)

	$(800)	$(1,293)	$(800)	$620

          Gain on sale of companies and funds of $1.2 million for the six months ended June 30, 2006 related to the sale of holdings in a cost method company whose carrying value was zero.
          Loss on trading securities in 2006 primarily reflects the adjustment to fair value of our holdings in Traffic.com. We sold our holdings in Traffic.com in the fourth quarter of 2006.
          We recorded an impairment charge of $0.8 million in the second quarter of 2007 for a cost method partner company determined to have experienced an other-than-temporary decline in value in accordance with our policy regarding impairment of ownership interests in and advances to companies.
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
          The increase in equity loss in the three and six months ended June 30, 2007 compared to the prior year periods is due to an increase in the number of our equity method partner companies. During the second half of 2006, we acquired interests in four companies accounted for under the equity method: Advantedge Healthcare Solutions, NuPathe, Portico Systems and Rubicor Medical. During the first half of 2007, we acquired interests in three additional companies accounted for under the equity method: Advanced BioHealing, Beyond.com, and Cellumen. Each of these companies incurred losses for which we recognized our proportionate share in the three and six months ended June 30, 2007. New holdings in growth-stage companies have led, and are expected to continue to lead to, larger equity losses until those companies reach scale and achieve profitability.

Corporate Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
General and administrative costs, net	$(4,378)	$(4,241)	$(9,645)	$(8,684)
Stock-based compensation	(1,087)	(1,101)	(2,094)	(2,260)
Interest income	2,142	1,555	4,260	3,037
Interest expense	(1,053)	(1,190)	(2,110)	(2,404)
Other	56	56	111	1,257

	$(4,320)	$(4,921)	$(9,478)	$(9,054)

          General and Administrative Costs, Net. Our general and administrative expenses consist primarily of employee compensation, insurance, professional fees such as legal, accounting and consulting, and travel-related costs. The increase of $0.1 million during the second quarter of 2007 as compared to the second quarter of 2006 relates to an increase of $0.1 million in employee related costs due to new hires to support Safeguard’s long-term strategy. General and administrative costs increased $1.0 million for the six month period 2007 as compared to the prior year period primarily due to an increase of $0.4 million in employee related costs due to new hires to support Safeguard’s long-term strategy, as well as an increase in professional fees of $0.6 million.
          We expect full year corporate selling, general and administrative expenses to continue to be moderately higher in 2007 as compared to the prior year.
          Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. The $0.2 million decrease for the six months ended June 30, 2007, as compared to the prior year period is primarily attributable to lower expense related to market-based awards in 2007. Stock based compensation expense related to corporate operations is included in Selling, general and administrative in the Consolidated Statements of Operations.
          Interest Income. Interest income includes all interest earned on available cash balances. Interest income increased $0.6 million and $1.2 million for the three and six months of 2007, respectively, as compared to 2006. This net increase is attributable to higher interest rates on higher invested cash balances in 2007 as compared to 2006.
          Interest Expense. Interest expense is primarily related to our 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense decreased for the three and six months ended June 30, 2007 as compared to the prior year periods due to the repurchase of $21 million of face value of the 2024 Debentures in 2006.
          Other. Included in the six months ended June 30, 2006 is a net gain of $1.1 million on the repurchase of $5 million of face value of the 2024 Debentures.
Income Tax Benefit
          Our consolidated net income tax benefit was $0.7 million for the three and six months ended June 30, 2007 and $1.3 million for the three and six months ended June 30, 2006. The tax benefits primarily related to uncertain tax positions for which the statutes of limitations expired during the periods in the applicable tax jurisdictions. We also recognized tax expense of $0.1 million and $0.2 million in the three and six months ended June 30, 2006, respectively, related to our share of net state and foreign taxes recorded by subsidiaries. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit that would have been recognized in 2007 was offset by a valuation allowance.
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
          As of June 30, 2007, at the parent company level, we had $71.9 million of cash and cash equivalents, $0.2 million of restricted cash and $53.8 million of marketable securities for a total of $125.9 million. In addition to the amounts above, we have $7.7 million in escrow associated with our interest payments due through March 2009 on the 2024 Debentures and our consolidated subsidiaries had cash and cash equivalents of $4.9 million.
          Proceeds from sales of and distributions from partner companies and funds were $0 and $2.3 million in the three and six months ended June 30, 2007 and $0.2 million and $1.7 million in the three and six months ended June 30, 2006, respectively.
          We maintain a revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees. In May 2007, we amended the facility to extend the maturity date to June 30, 2008 and to increase the size of the facility from $55 million to $75 million. In addition, our guarantee on a partner company facility was increased from $5 million to $7.5 million. Borrowing availability under the facility is reduced by the amounts outstanding for our borrowings and letters of credit and amounts guaranteed under partner company facilities maintained with that same lender. This credit facility bears interest at the prime rate (8.25% at June 30, 2007) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times our borrowings and letters of credit and amounts borrowed by partner companies under facilities maintained with that same bank.
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
     Availability under our revolving credit facilities at June 30, 2007 was as follows (in thousands):

Total

Size of facilities	$95,000
Subsidiary facilities at same bank (a)	(40,800)
Outstanding letters of credit (b)	(6,336)

Amount available	$47,864

(a)
The amount available to borrow under the credit facilities is reduced by the amounts borrowed plus letters of credit and amounts guaranteed under partner company facilities maintained at the same respective banks. Of the total facilities, $30.3 million was outstanding under these facilities at June 30, 2007 and was included as debt on the Consolidated Balance Sheet.

(b)
In connection with the sale of CompuCom, we provided to the landlord of CompuCom’s Dallas headquarters lease, a letter of credit, which will expire on March 19, 2019, in an amount equal to $6.3 million.

          We have committed capital of approximately $5.7 million comprising commitments made to various private equity funds in prior years and a conditional commitment to provide a partner company with additional funding, to be funded over the next several years, including approximately $4.8 million which is expected to be funded in the next twelve months. We do not intend to commit to new investments in additional private equity funds and may seek to further reduce our current ownership interests in, and our existing commitments to the funds in which we hold interests.
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
          In May 2001, we entered into a $26.5 loan agreement with Warren V. Musser, our former Chairman and Chief Executive Officer. Through September 30, 2006, we recognized net impairment charges against the loan of $15.4 million to the estimated value of the collateral that we in held at each respective date. Our efforts to collect Mr. Musser’s outstanding loan obligation have included the sale of existing collateral, obtaining and selling additional collateral, litigation and negotiated resolution. Since 2001 and through September 30, 2006 we received a total of $15.2 million in cash payments on the loan. In December 2006, we restructured the obligation to reduce the amount outstanding to $14.8 million, bearing interest at the rate of 5% per annum, so that we could obtain new collateral, which is expected to be the primary source of repayment, along with additional collateral required to be provided to us over time. Subsequent to the restructuring of the obligation and prior to December 31, 2006, we received cash of approximately $1.0 million from the sale of collateral. The carrying value of the loan at June 30, 2007 and December 31, 2006 was zero. Cash payments, when received, are recognized as Recovery-related party in our Consolidated Statements of Operations.
          We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner (the “clawback”). The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. The funds have taken several steps to reduce the potential liabilities should other general partners default, including withholding all general partner distributions in escrow and adding rights of set-off among certain funds. We believe our liability due to the default of other general partners is remote. Assuming the private equity funds in which we are a general partner are liquidated or dissolved on June 30, 2007 and assuming for these purposes the only distributions from the funds were equal to the carrying value of the funds on the June 30, 2007 financial statements, the maximum clawback we would be required to return for our general partner interest is approximately $8 million. As of June 30, 2007 management estimated this liability to be approximately $6.7 million, of which $5.3 million was reflected in accrued expenses and other current liabilities and $1.4 million was reflected in other long-term liabilities on the Consolidated Balance Sheets.
          We have outstanding $129 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on the 2024 Debentures is payable semi-annually. At the note holders’ option, the notes are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the notes at June 30, 2007 was $7.2174 of principal amount per share. The closing price of our common stock on June 29, 2007 was $2.81. The note holders may require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. The note holders may also require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the 2024 Debentures commencing March 20, 2009. During 2006, we repurchased $21 million of face value of the 2024 Debentures for $16.4 million in cash.
          For the reasons we have discussed, we believe our cash and cash equivalents at June 30, 2007 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for at least the next twelve months, including commitments to our existing companies and funds, our current operating plan to acquire interests in new partner companies and our general corporate requirements.
     Consolidated Partner Companies
          Most of our consolidated partner companies incurred losses in 2006 and the three and six months ended June 30, 2007 and may need additional capital to fund their operations. From time-to-time, some or all of our consolidated subsidiaries may require additional debt or equity financing or credit support from us to fund planned expansion activities. If we decide not to provide sufficient capital resources to allow them to reach a positive cash flow position, and they are unable to raise capital from outside resources, they may need to scale back their operations. If Alliance Consulting meets its business plan for the remainder of 2007 and the related milestones established by us, we believe it will have sufficient cash or availability under established lines of credit, as amended, to fund its operations through 2007. We expect Acsis will require additional capital in 2007 to fund its business plan, and we believe that Laureate Pharma and Clarient may need additional capital in 2007. On March 7, 2007, we provided a subordinated revolving credit line (the “Mezzanine Facility”) to Clarient. Under the Mezzanine Facility, which expires December 8, 2008, we committed to provide Clarient access to up to $6 million in working capital funding. Amounts funded under the Mezzanine Facility will earn interest at an annual rate of 12%. The Mezzanine Facility was originally $12 million, but was reduced by $6 million as a result of the ACIS Sale.
          Alliance Consulting, Clarient and Laureate Pharma maintain credit facilities with our lender. Borrowings are secured by substantially all of the assets of the respective subsidiaries. These obligations bear interest at variable rates ranging between the prime rate minus 0.5% and the prime rate plus 0.5%. These facilities contain financial and non-financial covenants. During the three months ended June 30, 2007, Alliance Consulting and Clarient each did not comply with certain of their financial covenants under their respective facilities and subsequently received waivers from the lender.
          As of June 30, 2007, outstanding borrowings by consolidated partner companies under guaranteed facilities were $30.3 million.
          In July 2007, Acsis amended and restated its credit facility with its bank, providing up to $4.5 million of availability, subject to a borrowing base calculation. The facility expires in July 2008 and bears interest at rates ranging from the prime rate plus 1.5% to the prime rate plus 2.25% depending on Acsis’ liquidity. In addition, in July 2007, Acsis entered into a $1.5 million loan facility with the same bank which expires on September 15, 2007 and bears interest at the prime rate. We have guaranteed the $1.5 million facility.
          In September 2006, Clarient entered into a $5 million senior secured revolving credit agreement. Borrowing availability under the agreement is based on the level of Clarient’s qualified accounts receivable, less certain reserves. The agreement has a two-year term and bears interest at variable rates based on the lower of LIBOR plus 3.25% or the prime rate plus 0.5%. As of June 30, 2007, Clarient had $1.3 million outstanding borrowings under this facility and had $2.2 million availability based on the level of qualified accounts receivable. During the three months ended June 30, 2007 Clarient did not comply with certain of its financial covenants under this facility and subsequently received a waiver from the lender.
     Analysis of Parent Company Cash Flows
          Cash flow activity for the Parent Company was as follows:

	Six Months Ended June 30,
	2007	2006
	(in thousands)

Net cash used in operating activities	$(9,350)	$(5,710)
Net cash provided by (used in) investing activities	20,806	(19,905)
Net cash provided by (used in) financing activities	539	(3,919)

	$11,995	$(29,534)

Cash Used In Operating Activities
          Net cash used in operating activities increased $3.6 million in 2007 as compared to the prior year period. The increase was primarily attributable to the increased net loss in 2007 as compared to 2006.
Cash Provided by (Used In) Investing Activities
          Cash provided by (used in) investing activities primarily reflects the acquisition of ownership interests in companies from third parties, partially offset by proceeds from the sales of non-strategic assets and private equity funds.
          Net cash provided by investing activities increased $40.7 million in 2007 as compared to the prior year period. This increase was primarily attributable to a $47.5 million net decrease in marketable securities and a $19.7 million net increase from the proceeds from discontinued operations in 2007 as compared to the prior year period. Partially offsetting the overall increase was a $27.3 million net increase in cash used for acquisitions of ownership interests in companies and funds, net of cash acquired.
Cash Provided by (Used In) Financing Activities
          Net cash provided by (used in) financing activities increased $4.5 million in 2007 as compared to the prior year period. The increase was primarily related to $3.8 million of cash used to repurchase $5.0 million of face value of the 2024 Debentures in the first quarter of 2006 and advances to subsidiaries of $0.5 million in 2006.

Consolidated Working Capital
          Consolidated working capital decreased to $95.8 million at June 30, 2007 compared to $128.8 million at December 31, 2006. The decrease is primarily attributable to cash expended on new and follow-on holdings as well as to fund continuing operations.
Analysis of Consolidated Company Cash Flows
          Cash flow activity was as follows:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Net cash used in operating activities	$(24,163)	$(15,009)
Net cash provided by (used in) investing activities	23,459	(18,267)
Net cash provided by financing activities	11,846	249

	$11,142	$(33,027)

Cash Used in Operating Activities
          Net cash used in operating activities increased $9.2 million in 2007 as compared to the prior year period. The increase was primarily related to an increase in net loss, offset by working capital changes in 2007 as compared to the prior year period.
Cash Provided by (Used In) Investing Activities
          Net cash provided by (used in) investing activities increased $41.7 million in 2007 as compared to the prior year period. This increase was primarily related to a net increase of $23.8 million of proceeds from the sale of discontinued operations and a net decrease of $47.5 million in marketable securities. Partially offsetting the overall increase was a net increase of $35.0 million net increase in cash used for acquisitions of ownership interests in companies and funds, net of cash acquired in 2007 as compared to the prior year period.
Cash Provided by Financing Activities
          Net cash provided by financing activities increased $11.6 million in 2007 as compared to the prior year period. The increase was primarily related to an increase in net borrowings under credit facilities and term debt in 2007 and a decrease of $3.8 million of cash used to repurchase $5.0 million of face value of the 2024 Debentures in the first quarter of 2006.
Contractual Cash Obligations and Other Commercial Commitments
          The following table summarizes our contractual obligations and other commercial commitments as of June 30, 2007 by period due or expiration of the commitment.

	Payments Due by Period
		Rest of	2008 and	2010 and	Due after
	Total	2007	2009	2011	2011
	(in millions)
Contractual Cash Obligations
Lines of credit (a)	$35.2	$--	$35.2	$--	$--
Long-term debt (a)	5.3	0.9	3.5	0.9	--
Capital leases	3.1	1.1	2.0	--	--
Convertible senior debentures (b)	129.0	--	--	--	129.0
Operating leases	28.6	2.8	8.4	5.5	11.9
Funding commitments (c)	5.8	4.2	1.5	0.1	--
Potential clawback liabilities (d)	6.7	5.3	--	--	1.4
Other long-term obligations (e)	3.0	0.3	1.2	1.4	0.1

Total Contractual Cash Obligations	$216.7	$14.6	$51.8	$7.9	$142.4

	Amount of Commitment Expiration by Period
		Rest of	2008 and	2010 and	Due after
	Total	2007	2009	2011	2011
	(in millions)
Other Commitments
Letters of credit (f)	$9.4	$0.1	$3.0	$--	$6.3

(a)
We have various forms of debt including lines of credit, term loans and equipment leases. Of our total outstanding guarantees of $49.3 million, $30.3 million of outstanding debt associated with the guarantees was included on the Consolidated Balance Sheet at June 30, 2007. The remaining $19.0 million was not reflected on the Consolidated Balance Sheet or in the above table.

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

(d)
We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for a further distribution to the fund’s limited partners (the “clawback”). Assuming the funds were liquidated or dissolved on June 30, 2007 and the only value provided by the funds was the carrying values represented on the June 30, 2007 financial statements, the maximum clawback we would be required to return is $8 million. As of June 30, 2007, management estimated its liability to be approximately $6.7 million, of which $5.3 million was reflected in accrued expenses and other current liabilities and $1.4 million was reflected in other long-term liabilities on the Consolidated Balance Sheets.

(e)	Reflects the amount payable to our former Chairman and CEO under a consulting contract.

(f)
Letters of credit include a $6.3 million letter of credit provided to the landlord of CompuCom’s Dallas headquarters lease in connection with the sale of CompuCom and $3.1 million of letters of credit issued by or on behalf of partner companies supporting their office leases.

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
          Our consolidated financial results may also vary significantly based upon the partner companies that are included in our financial statements. For example:
▪	For the three and six months ended June 30, 2007, we consolidated the results of operations of Acsis, Alliance Consulting, Clarient and Laureate Pharma.

▪	In March 2007, we completed the sale of Pacific Title and Art Studio and its results of operations for the periods

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
          Fluctuations in the market prices of the common stock of our publicly-traded holdings are likely to affect the price of our common stock. The market prices of our publicly-traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. For example, the aggregate market value of our holdings in Clarient (Nasdaq: CLRT) at June 30, 2007 was approximately $85.9 million and at December 31, 2006 was approximately $72.8 million.
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
          Although we may seek a controlling equity interest and participation in the management of our partner companies, we may not be able to control the significant business decisions of our partner companies. We may have shared control or no control over some of our partner companies. In addition, although we currently own a controlling interest in some of our partner companies, we may not maintain this controlling interest. Acquisitions of interests in partner companies in which we share or have no control, and the dilution of our interests in or loss of control of partner companies, will involve additional risks that could cause the performance of our interests and our operating results to suffer, including:
▪	the management of a partner company having economic or business interests or objectives that are different from, ours; and

▪	partner companies not taking our advice with respect to the financial or operating difficulties they may encounter.
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
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to equity price risks on the marketable portion of our securities. These securities include an equity position in one public partner company, Clarient, which has experienced significant volatility in its stock price. Historically, we have not attempted to reduce or eliminate our market exposure on securities. Based on closing market prices at June 30, 2007, the fair market value of our holdings in public securities was approximately $85.9 million. A 20% decrease in equity prices would result in an approximate $17.2 million decrease in the fair value of our publicly traded securities.
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

Liabilities	Remainder				Fair Market Value
	of			After	at
	2007	2008	2009	2009	June 30, 2007
Convertible Senior Notes due by year (in millions)	--	--	--	$129.0	$110.9
Fixed Interest Rate	2.625%	2.625%	2.625%	2.625%	N/A
Interest Expense (in millions)	$1.7	$3.4	$3.4	$48.1	N/A

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
     Our consolidated financial results may also vary significantly based upon the partner companies that are included in our financial statements. For example:
▪	For the three and six months ended June 30, 2007, we consolidated the results of operations of Acsis, Alliance Consulting, Clarient and Laureate Pharma.

▪
In March 2007, we completed the sale of Pacific Title and Art Studio and its results of operations for the periods prior to the sale are presented as discontinued operations in the consolidated financial statements.

  Fluctuations in the price of the common stock of our publicly-traded holdings may affect the price of our common stock.
     Fluctuations in the market prices of the common stock of our publicly-traded holdings are likely to affect the price of our common stock. The market prices of our publicly-traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. For example, the aggregate market value of our holdings in Clarient (Nasdaq: CLRT) at June 30, 2007 was approximately $85.9 million, and at December 31, 2006 was approximately $72.8 million.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	per Share	or Programs	or Programs
June 15, 2007	21,900	$2.68	N/A	N/A
June 15, 2007	2,400	$2.67	N/A	N/A
June 15, 2007	1,600	$2.66	N/A	N/A
June 15, 2007	200	$2.65	N/A	N/A

     The purchases reported in the above table were open market purchases made by an individual who may be considered an affiliated purchaser of the Registrant under Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

Item 4.   Submission of Matters to a Vote of Security Holders.
The shareholders of the Company voted on two items of business at the Annual Meeting of Shareholders held on May 24, 2007:
1.	The election of ten directors and
2.	A proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.
The nominees for director were elected based upon the following votes:

NOMINEE	VOTES FOR	VOTES WITHHELD

Peter J. Boni	107,308,640	2,280,783
Michael J. Cody	107,353,678	2,235,678
Julie A. Dobson	105,512,166	4,077,257
Robert E. Keith, Jr.	107,170,659	2,418,764
Andrew E. Lietz	105,492,493	4,096,930
George MacKenzie	107,378,135	2,211,288
George D. McClelland	107,394,420	2,195,003
Jack L. Messman	107,216,828	2,372,595
John W. Poduska, Sr.	107,462,310	2,127,113
John J. Roberts	105,561,288	4,028,135
The proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 received the following votes:

108,073,871	VOTES FOR
1,033,315	VOTES AGAINST
482,238	ABSTENTIONS
0	BROKER NON-VOTE

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

		Incorporated Filing
		Reference
			Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number
10.1.1	Ninth Amendment dated May 2, 2007 to Loan Agreement dated as of May 10, 2002, as amended, by and between Comerica Bank, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 5/10/07	10.2.2
10.1.2	Amendment and Affirmation of Guaranty dated May 2, 2007 by Safeguard Scientifics, Inc.	Form 10-Q 5/10/07	10.2.3
10.2.1	First Amendment and Waiver dated May 2, 2007 to Amended and Restated Loan Agreement dated February 28, 2007 by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc. ($12.5 million credit facility)	Form 10-Q 5/10/07	10.3.4
10.2.2	First Amendment and Waiver dated May 2, 2007 to Amended and Restated Loan Agreement dated February 28, 2007 by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc. ($7.5 million credit facility)	Form 10-Q 5/10/07	10.3.5
10.2.3	Affirmation of Guaranty dated May 2, 2007 by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Alliance)	Form 10-Q 5/10/07	10.3.6
10.3 *	2007 Management Incentive Plan	Form 8-K 4/26/07	99.1
10.4.1 *	Agreement by and between Safeguard Scientifics, Inc. and Raymond J. Land dated May 24, 2007	Form 8-K 6/11/07	99.1
10.4.2 * †	Stock Option Grant Certificate issued to Raymond J. Land dated June 11, 2007	—	—
31.1 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2 †	Certification of Raymond J. Land pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2 †	Certification of Raymond J. Land pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith

*	Management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

Date: August 3, 2007	PETER J. BONI

Peter J. Boni
President and Chief Executive Officer

Date: August 3, 2007	RAYMOND J. LAND

Raymond J. Land
Senior Vice President and Chief Financial Officer