Form 10-Q
period 2007-09-30
SAFEGUARD SCIENTIFICS INC
filed 2007-11-05
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended September 30, 2007

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
Yes ☐ No ☑
Number of shares outstanding as of November 2, 2007
Common Stock 121,029,122

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1 - Financial Statements:

Consolidated Balance Sheets – September 30, 2007 (unaudited) and December 31, 2006	3

Consolidated Statements of Operations (unaudited) — Three and Nine Months Ended September 30, 2007 and 2006	4

Consolidated Statements of Cash Flows (unaudited) — Nine Months Ended September 30, 2007 and 2006	5

Notes to Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	49

Item 4 - Controls and Procedures	49

PART II — OTHER INFORMATION

Item 1 - Legal Proceedings	51

Item 1A – Risk Factors	51

Item 6 – Exhibits	53

Signatures	54
Letter Agreement, Brian J. Sisko
Stock Option Grant Certificates issued to Brian J. Sisko
Certification of Peter J. Boni
Certification of Raymond J. Land
Certification of Peter J. Boni, pursuant to Section 906
Certification of Raymond J. Land, pursuant to Section 906

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(In thousands, except per
	share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$111,784	$67,012
Marketable securities	542	94,155
Restricted marketable securities	3,861	3,869
Accounts receivable, less allowances ($2,271 - 2007; $1,713 - 2006)	37,573	33,167
Prepaid expenses and other current assets	6,516	5,080
Current assets of discontinued operations	—	11,703

Total current assets	160,276	214,986
Property and equipment, net	35,383	34,209
Ownership interests in and advances to companies	91,445	54,548
Long-term marketable securities	—	487
Long-term restricted marketable securities	1,946	5,737
Intangible assets, net	10,409	11,984
Goodwill	77,024	80,418
Cash held in escrow	22,439	19,398
Other	3,816	3,764
Non-current assets of discontinued operations	—	17,850

Total Assets	$402,738	$443,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of credit line borrowings	$39,398	$25,014
Current maturities of long-term debt	3,531	3,192
Accounts payable	6,074	10,581
Accrued compensation and benefits	12,522	13,432
Accrued expenses and other current liabilities	18,628	18,733
Deferred revenue	4,788	3,560
Current liabilities of discontinued operations	—	3,465

Total current liabilities	84,941	77,977
Long-term debt	4,832	4,010
Other long-term liabilities	9,850	10,319
Convertible senior debentures	129,000	129,000
Deferred taxes	1,026	1,026
Minority interest	4,315	5,491
Non-current liabilities of discontinued operations	—	1,656
Commitments and contingencies
Redeemable subsidiary stock-based compensation	138	2,021
Shareholders’ Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 121,029 and 120,419 shares issued and outstanding in 2007 and 2006, respectively	12,103	12,042
Additional paid-in capital	756,851	750,361
Accumulated deficit	(600,338)	(551,058)
Accumulated other comprehensive income	20	536

Total shareholders’ equity	168,636	211,881

Total Liabilities and Shareholders’ Equity	$402,738	$443,381

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
	(unaudited)
Revenue	$45,747	$41,837	$128,988	$118,429
Operating Expenses:
Cost of sales	31,409	29,819	91,702	86,594
Selling, general and administrative	24,606	23,145	71,909	68,192
Research and development	495	616	1,876	1,697
Amortization of intangibles	526	646	1,575	1,893
Goodwill impairment	5,438	—	5,438	—

Total operating expenses	62,474	54,226	172,500	158,376

Operating loss	(16,727)	(12,389)	(43,512)	(39,947)
Other income (loss), net	(4,248)	3,076	(4,894)	4,972
Interest income	1,763	1,398	6,091	4,513
Interest expense	(1,965)	(1,723)	(5,650)	(4,918)
Equity loss	(4,169)	(1,910)	(9,348)	(2,180)
Minority interest	1,224	1,432	4,005	4,684

Net loss from continuing operations before income taxes	(24,122)	(10,116)	(53,308)	(32,876)
Income tax (expense) benefit	—	(2)	696	1,273

Net loss from continuing operations	(24,122)	(10,118)	(52,612)	(31,603)
Income from discontinued operations, net of tax	72	511	3,332	6,309

Net loss	$(24,050)	$(9,607)	$(49,280)	$(25,294)

Basic and Diluted Loss Per Share:
Net loss from continuing operations	$(0.20)	$(0.08)	$(0.43)	$(0.26)
Net income from discontinued operations	—	—	0.03	0.05

Net loss per share	$(0.20)	$(0.08)	$(0.40)	$(0.21)

Shares used in computing basic and diluted loss per share	122,440	121,541	122,299	121,441

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
	(unaudited)
Cash Flows from Operating Activities:
Cash flows from operating activities of continuing operations	$(33,036)	$(20,138)
Cash flows from operating activities of discontinued operations	883	2,247

Net cash used in operating activities	(32,153)	(17,891)

Cash Flows from Investing Activities:
Proceeds from sales of available-for-sale and trading securities	—	348
Proceeds from sales of and distributions from companies and funds	2,359	1,530
Advances to companies	(453)	—
Acquisitions of ownership interests in companies and funds, net of cash acquired	(55,788)	(43,253)
(Recovery costs) repayments of note receivable — related party	—	(415)
Increase in marketable securities	(111,268)	(62,016)
Decrease in marketable securities	204,880	64,370
Proceeds from the sale of property and equipment	24	256
Capital expenditures	(7,090)	(11,061)
Capitalized software costs	(156)	(171)
Proceeds from sale of discontinued operations, net	29,967	6,154
Other, net	—	539
Cash flows from investing activities of discontinued operations	(362)	(6,791)

Net cash provided by (used in) investing activities	62,113	(50,510)

Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	—	(16,215)
Borrowings on revolving credit facilities	117,309	102,911
Repayments on revolving credit facilities	(102,925)	(91,182)
Borrowings on term debt	3,944	2,291
Repayments on term debt	(2,887)	(3,272)
Issuance of Company common stock, net	586	356
Issuance of subsidiary common stock, net	372	50
Offering costs on issuance of subsidiary common stock	—	(70)
Cash flows from financing activities of discontinued operations	(230)	127

Net cash provided by (used in) financing activities	16,169	(5,004)

Net Increase (Decrease) in Cash and Cash Equivalents	46,129	(73,405)
Changes in cash and cash equivalents from Pacific Title and Art Studio and Mantas included in assets of discontinued operations	(1,357)	(1,091)
Cash and Cash Equivalents at beginning of period	67,012	122,069

Cash and Cash Equivalents at end of period	$111,784	$47,573

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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
          The Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2007 and 2006 and Consolidated Balance Sheets at September 30, 2007 and December 31, 2006 include the following subsidiaries in continuing operations:
Acsis, Inc. (“Acsis”)
Alliance Consulting Group Associates, Inc. (“Alliance Consulting”)
Clarient, Inc. (“Clarient”)
Laureate Pharma, Inc. (“Laureate Pharma”)
          Alliance Consulting operates on a 52 or 53-week fiscal year, ending on the Saturday closest to the end of the fiscal period. The Company and all other subsidiaries operate on a calendar year. Alliance Consulting’s third quarter ended on September 29, 2007 and September 30, 2006, respectively, each a period of 13 weeks and year-to-date a period of 39 weeks.
          During 2007 and 2006, certain consolidated companies, or components thereof, were sold. See Note 3 for discontinued operations treatment of Pacific Title & Art Studio, Inc. (“Pacific Title”), Clarient’s technology group business, Mantas, Inc. (“Mantas”) and Alliance Consulting’s Southwest region.
3.	DISCONTINUED OPERATIONS
     Pacific Title and Art Studio
          In March 2007, the Company sold Pacific Title for net cash proceeds of approximately $21.9 million, including $2.3 million cash held in escrow. As a result of the sale, the Company recorded a pre-tax gain of $2.7 million in the first quarter of 2007. Pacific Title is reported in discontinued operations for all periods presented.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2007
     Mantas
          In October 2006, the Company sold its interest in Mantas for net cash proceeds of approximately $112.8 million, including $19.3 million cash held in escrow. The Company recorded a pre-tax gain of $83.9 million in the fourth quarter of 2006. Mantas is reported in discontinued operations for the three and nine months ended September 30, 2006. Mantas sold its telecommunications business and certain related assets and liabilities in the first quarter of 2006 for $2.1 million in cash. As a result of the sale, Mantas recorded a gain of $1.9 million in the first quarter of 2006, which is also reported in discontinued operations.
     Alliance Consulting – Southwest Region
          Alliance Consulting sold its Southwest region in May 2006 for proceeds of $4.5 million, including cash of $3.0 million and stock of the acquiror of $1.5 million, which was subsequently sold. As a result of the sale, Alliance Consulting recorded a gain of $1.6 million in the second quarter of 2006. Alliance Consulting’s Southwest region is reported in discontinued operations for the three and nine months ended September 30, 2006.
          Results of all discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
	(unaudited)
Revenue	$—	$16,555	$7,326	$55,765
Operating expenses	—	(16,445)	(8,098)	(53,186)
Other	—	(25)	(103)	(571)

Net income (loss) before income taxes and minority interest	—	85	(875)	2,008
Income tax (expense) benefit	—	(187)	8	(361)

Income (loss) from operations	—	(102)	(867)	1,647
Gain on disposal, net of tax	134	256	6,426	3,665
Minority interest	(62)	357	(2,227)	997

Income from discontinued operations, net of tax	$72	$511	$3,332	$6,309

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2007
The assets and liabilities of the discontinued operations were as follows:

December 31,
2006
(in thousands)
Cash	$4,239
Accounts receivable, less allowances	5,393
Inventory	1,525
Other current assets	546

Total current assets	11,703
Property and equipment, net	10,680
Intangibles	4,442
Goodwill	2,080
Other assets	648

Total Assets	$29,553

Current debt	$746
Accounts payable	530
Accrued expenses	1,499
Deferred revenue	690

Total current liabilities	3,465
Long-term debt	1,057
Other long-term liabilities	599

Total Liabilities	$5,121

Carrying value	$24,432

4.	MARKETABLE SECURITIES
          Marketable securities included the following:

	Current		Non-Current
	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006
	(in thousands)
	(unaudited)		(unaudited)
Held-to-maturity:
Commercial paper	$542	$94,155	$—	$—
Restricted U.S. Treasury securities	3,861	3,869	1,946	5,737

	4,403	98,024	1,946	5,737

Available-for-sale:
Equity securities	—	—	—	487

	$4,403	$98,024	$1,946	$6,224

          As of September 30, 2007, the contractual maturities of securities were as follows:

	Years to Maturity
	(in thousands)
	(unaudited)
	Less Than	One to	No Single
	One Year	Five Years	Maturity Date	Total
Held-to-maturity	$4,403	$1,946	$—	$6,349

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2007
          During the nine months ended September 30, 2007, the Company’s investment in available-for-sale securities was written-off due to the cancellation of the underlying securities in connection with a bankruptcy liquidation. The change is reflected in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets.
5.	GOODWILL AND OTHER INTANGIBLE ASSETS
          The following is a summary of changes in the carrying amount of goodwill by segment:

	Alliance
	Consulting	Clarient	Acsis	Total
	(in thousands)
		(unaudited)
Balance at December 31, 2006	$56,155	$12,729	$11,534	$80,418
Purchase price adjustments	2,044	—	—	2,044
Impairment	(5,438)	—	—	(5,438)

Balance at September 30, 2007	$52,761	$12,729	$11,534	$77,024

          In July 2006, Alliance Consulting acquired Fusion Technologies for $5.4 million in cash. Based on achievement of earnings targets by the Fusion business in the post-acquisition period, additional purchase price consideration of $2.0 million was recorded by Alliance in the nine months ended September 30, 2007, comprised of $1.7 million in cash and $0.3 million in Alliance Consulting common stock.
          In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company conducts a review for impairment of goodwill at least annually as of December 1st and on an interim basis whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company tests for impairment at a level referred to as a reporting unit (same as or one level below an operating segment as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”).
          In the third quarter of 2007, the Company conducted a goodwill impairment review related to its Alliance Consulting segment, due to underperformance relative to historical and expected operating results. The Company engaged an outside valuation firm to assist in determining the fair value of Alliance Consulting using valuation methods which included discounted cash flows and revenue and acquisition multiples for comparable public companies. The Company determined that the carrying value of Alliance Consulting exceeded its fair value, indicating a potential impairment of goodwill. The Company then estimated the implied fair value of the Alliance Consulting goodwill. The excess of the carrying value of goodwill over the implied fair value of goodwill was $5.4 million, which amount was recognized as an impairment loss within Goodwill impairment in the Consolidated Statements of Operations.
          Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite and indefinite useful lives:

	September 30, 2007
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
	(unaudited)
Customer-related	7 – 10 years	$9,721	$3,562	$6,159
Technology-related	3 years	1,376	841	535
Process-related	3 years	1,363	1,326	37
Tradenames	20 years	1,222	111	1,111

		13,682	5,840	7,842
Tradenames	Indefinite	2,567	—	2,567

Total		$16,249	$5,840	$10,409

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2007

	December 31, 2006
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
Customer-related	7 - 10 years	$9,721	$2,719	$7,002
Technology-related	3 years	1,376	496	880
Process-related	3 years	1,363	984	379
Tradenames	20 years	1,222	66	1,156

		13,682	4,265	9,417
Tradenames	Indefinite	2,567	—	2,567

Total		$16,249	$4,265	$11,984

          Amortization expense related to intangible assets was $0.5 million and $1.6 million for the three and nine months ended September 30, 2007, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2006, respectively. The following table provides estimated future amortization expense related to intangible assets:

Total
(In thousands)
(unaudited)
Remainder of 2007	$451
2008	1,610
2009	1,165
2010	670
2011 and thereafter	3,946

$7,842

6.	RECENT ACCOUNTING PRONOUNCEMENTS
          In June 2007, the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide: Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide: Investment Companies (the “Guide”). SOP 07-1 amends the Guide to include criteria for determining whether an entity is an “investment company” for accounting purposes and is therefore within the Guide’s scope. Those criteria include a definition of an investment company and factors to consider in determining whether an entity meets that definition. Entities meeting the definition of an investment company, as well as entities regulated by the Investment Company Act of 1940 or similar requirements, are required to follow the Guide’s specialized accounting guidance. In October 2007, the Financial Accounting Standards Board (“FASB”) indefinitely delayed the effective date of SOP 07-01.
          In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities that are not otherwise required to be measured at fair value, at fair value. Under SFAS No. 159, companies would report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize up-front costs and fees related to those items in earnings as incurred. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2007
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
The following summarizes the components of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
	(unaudited)
Net loss from continuing operations	$(24,122)	$(10,118)	$(52,612)	$(31,603)

Other comprehensive income (loss):
Foreign currency translation adjustments	16	(18)	(29)	69
Unrealized holding losses on available-for-sale securities	—	(201)	(487)	(2,383)

Other comprehensive income (loss) from continuing operations	16	(219)	(516)	(2,314)

Comprehensive loss from continuing operations	(24,106)	(10,337)	(53,128)	(33,917)
Net income from discontinued operations	72	511	3,332	6,309

Comprehensive loss	$(24,034)	$(9,826)	$(49,796)	$(27,608)

8.	LONG-TERM DEBT AND CREDIT ARRANGEMENTS
     Consolidated long-term debt consisted of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)
	(unaudited)
Subsidiary credit line borrowings (guaranteed by the Company)	$26,500	$22,000
Subsidiary credit line borrowings (not guaranteed by the Company)	12,898	3,014
Subsidiary term loans and other borrowings (guaranteed by the Company)	5,613	3,000

	45,011	28,014
Capital lease obligations and other borrowings	2,750	4,202

	47,761	32,216
Less current maturities	(42,929)	(28,206)

Total long-term debt, less current portion	$4,832	$4,010

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2007
          The Company maintains a revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees up to $75 million. This revolving credit facility expires June 30, 2008. Borrowing availability under the facility is reduced by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under partner company facilities maintained with that same lender. This credit facility bears interest at the prime rate (7.75% at September 30, 2007) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times the Company’s borrowings and letters of credit and amounts borrowed by partner companies under the guaranteed portion of the partner company facilities maintained with that same bank.
          In November 2006, the Company entered into an additional revolving credit facility with a separate bank that provides for borrowings and issuances of letters of credit and guarantees of up to $20 million. Borrowing availability under this facility is reduced by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under partner company facilities maintained with that same lender. This credit facility bears interest at the prime rate for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times the Company’s borrowings and letters of credit and amounts borrowed by partner companies under the guaranteed portion of the partner company facilities maintained at the same bank. As of September 30, 2007, we had no outstanding borrowings under this facility. This credit facility expires in November 2007.
          Availability under the Company’s revolving credit facilities at September 30, 2007 was as follows (in thousands):

Total
Size of facilities	$95,000
Subsidiary facilities at same banks (a)	(40,800)
Outstanding letter of credit (b)	(6,336)

Amount available	$47,864

(a)	The Company’s availability under its credit facilities is reduced by the amounts borrowed by the Company and letters of credit and amounts guaranteed under partner company facilities maintained at the same respective banks. Of the total facilities, $32.1 million was outstanding under these facilities at September 30, 2007 and was included as debt on the Consolidated Balance Sheet.

(b)	In connection with the sale by the Company of CompuCom, Inc. (“CompuCom”), the Company provided to the landlord of CompuCom’s Dallas headquarters lease, a letter of credit, which will expire on March 19, 2019, in an amount equal to $6.3 million.
          Alliance Consulting, Clarient and Laureate Pharma maintain credit facilities with one of the same lenders as the Company. Borrowings are secured by substantially all of the assets of the respective subsidiaries. These obligations bear interest at variable rates ranging between the prime rate minus 0.5% and the prime rate plus 0.5%. These facilities contain financial and non-financial covenants. During the three months ended September 30, 2007, Alliance Consulting and Clarient each did not comply with certain of their financial covenants under their respective facilities and subsequently received waivers from the lender, regarding such non-compliance. In addition, Clarient entered into an amendment with the lender to modify its financial covenant requirements on a prospective basis.
          In July 2007, Acsis amended and restated its credit facility with its bank, providing up to $4.5 million of availability, subject to a borrowing base calculation.  The facility expires in July 2008 and bears interest at rates ranging from the prime rate plus 1.5% to the prime rate plus 2.25% depending on Acsis’ liquidity.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2007
          In September 2006, Clarient entered into a $5 million senior secured revolving credit agreement. Borrowing availability under the agreement is based on the level of Clarient’s qualified accounts receivable, less certain reserves. The agreement has a two-year term and bears interest at variable rates based on the lower of the one month London Interbank Offered Rate (“LIBOR”) (4.31% at September 30, 2007) plus 3.25% or the prime rate plus 0.5%. As of September 30, 2007, Clarient had $4.1 million outstanding borrowings under this facility and had no availability based on the level of qualified accounts receivable. During the three months ended September 30, 2007 Clarient did not comply with certain of its financial covenants under this facility and subsequently received a waiver from the lender, regarding such non-compliance. In addition, Clarient entered into an amendment with the lender to modify its financial covenant requirements on a prospective basis.
          Debt as of September 30, 2007 and December 31, 2006 bore interest at fixed rates between 4.62% and 20.33% and variable rates between the prime rate minus 0.5% and the prime rate plus 2.0%.
     The Company’s debt matures as follows:

Total
(in thousands)
Remainder of 2007	$2,405
2008	41,351
2009	2,814
2010	1,021
2011 and thereafter	170

Total debt	$47,761

9.	CONVERTIBLE SENIOR DEBENTURES
          In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on the 2024 Debentures is payable semi-annually. At the debenture holders’ option, the 2024 Debentures are convertible into Company common stock through March 14, 2024, subject to certain conditions. The conversion rate of the debentures is $7.2174 of principal amount per share. The closing price of the Company’s common stock at September 28, 2007 was $2.29. The 2024 Debenture holders may require repurchase of the debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest. The 2024 Debenture holders may also require repurchase of the debentures upon certain events, including liquidation, dissolution or a change in control. Subject to certain conditions, the Company may redeem all or some of the 2024 Debentures commencing March 20, 2009. During 2006, the Company repurchased $21 million of face value of the 2024 Debentures for $16.4 million in cash, including accrued interest. In connection with the repurchases, the Company recorded $0.4 million of expense related to the acceleration of deferred debt issuance costs associated with the 2024 Debentures, resulting in a net gain of $4.3 million, which is included in Other Income (Loss), Net in the Consolidated Statements of Operations. At September 30, 2007, the outstanding 2024 Debentures had a face value of $129 million and a market value of approximately $109.4 million, based on quoted market prices.
          As required by the terms of the 2024 Debentures, after completing the sale of CompuCom in October 2004, the Company escrowed $16.7 million for interest payments through March 15, 2009 on the 2024 Debentures. A total of $5.8 million is included in Restricted Marketable Securities on the Consolidated Balance Sheet at September 30, 2007, of which $3.9 million is classified as a current asset.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2007
10.	STOCK-BASED COMPENSATION
          On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment’ (“SFAS No. 123(R)”) using the modified prospective method.
Classification of Stock-Based Compensation Expense
          Stock-based compensation expense from continuing operations was recognized in the Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
	(unaudited)
Cost of sales	$68	$17	$178	$53
Selling, general and administrative	1,515	1,348	4,873	4,834
Research and development	12	14	61	32

	$1,595	$1,379	$5,112	$4,919

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)
Service-Based Awards
Dividend yield	0%	0%	0%	0%
Expected volatility	58%	70%	61%	72%
Average expected option life	5 years	5 years	5 years	5 years
Risk-free interest rate	4.2%	4.4%	4.5%	4.7%

Market-Based Awards
Dividend yield	0%	0%	0%	0%
Expected volatility	55%	62%	54%	65%
Average expected option life	6 years	6 years	6 years	6 years
Risk-free interest rate	4.9%	4.8%	4.9%	4.9%
          Market-based awards entitle participants to vest in a number of options determined by achievement of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met. Compensation expense is recognized over the requisite service periods using the straight-line method, but is accelerated if market capitalization targets are achieved earlier than estimated. Based on the achievement of market capitalization targets, 0.4 million and 0.9 million shares vested during the three and nine months ended September 30, 2007. The Company recorded $0.3 million and $1.4 million of compensation expense related to these awards during the three and nine months ended September 30, 2007 and $0.3 million and $1.7 million during the three and nine months ended September 30, 2006, respectively. Depending on the Company’s stock performance, the maximum number of unvested shares at September 30, 2007 attainable under these grants was 8.7 million shares.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2007
          All other outstanding options are primarily service-based awards that generally vest over four years from the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. The Company recorded $0.5 million and $1.5 million of compensation expense related to these awards during the three and nine months ended September 30, 2007 and $0.3 million and $1.1 million during the three and nine months ended September 30, 2006, respectively.
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
          Stock options granted by subsidiaries generally are service-based awards that vest over four years from the date of grant and expire 7 to 10 years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period is the period over which the award vests. The Company’s consolidated subsidiaries recorded compensation expense related to these awards of $0.8 million and $2.2 million during the three and nine months ended September 30, 2007 and $0.7 million and $2.1 million during the three and nine months ended September 30, 2006, respectively.
          Certain employees of the Company’s subsidiaries have the right to require the respective subsidiary to repurchase shares of common stock of the subsidiary received by the employee pursuant to the exercise of options. The employee must hold the shares for at least six months prior to exercising this right. The required repurchase price is 75% to 100% of the fair market value at the time the right is exercised. These options qualify for equity-classification under SFAS No. 123(R). In accordance with EITF Issue No. D-98, however, these instruments are classified outside of permanent equity as redeemable subsidiary stock-based compensation on the Consolidated Balance Sheets at their redemption amount based on the number of options vested as of September 30, 2007 and December 31, 2006, respectively. Following the sale of Pacific Title, amounts payable related to deferred stock units issued to a former employee of Pacific Title were classified in accrued expenses and other current liabilities on the Consolidated Balance Sheet at September 30, 2007 at the expected redemption amount. At December 31, 2006, these instruments were classified outside of permanent equity as redeemable subsidiary stock-based compensation.
11.	INCOME TAXES
          The Company’s consolidated income tax benefit for the nine months ended September 30, 2007 was $0.7 million. The net tax benefit relates to the reversal of reserves that relate to uncertain tax positions for which the statute of limitations expired during the period in the applicable tax jurisdictions and the Company’s share of net state tax expense recorded by subsidiaries. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in 2007 was offset by a valuation allowance.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2007
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
          The Company and its consolidated partner companies file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax years 2004 and forward remain open for examination for federal tax purposes and tax years 2002 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at September 30, 2007 will remain subject to examination until the respective tax year is closed.
          At December 31, 2006, the Company had accrued $0.8 million for unrecognized tax benefits, including $0.2 million for the payment of penalties and interest. The Company recognizes penalties and interest accrued related to income tax liabilities in the provision (benefit) for income taxes in its consolidated statements of operations. Substantially all of the unrecognized tax benefits at December 31, 2006 were recognized in the nine months ended September 30, 2007 as the applicable statutes of limitations expired.
12.	NET LOSS PER SHARE
          The calculations of net loss per share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands except per share data)
	(unaudited)
Basic:
Net loss from continuing operations	$(24,122)	$(10,118)	$(52,612)	$(31,603)
Net income from discontinued operations	72	511	3,332	6,309

Net loss	$(24,050)	$(9,607)	$(49,280)	$(25,294)

Average common shares outstanding	122,440	121,541	122,299	121,441

Net loss per share from continuing operations	$(0.20)	$(0.08)	$(0.43)	$(0.26)
Net income per share from discontinued operations	—	—	0.03	0.05

Net loss per share	$(0.20)	$(0.08)	$(0.40)	$(0.21)

Diluted:
Net loss from continuing operations	$(24,122)	$(10,118)	$(52,612)	$(31,603)
Net income from discontinued operations	72	511	3,332	6,309
Effect of holdings	—	(34)	—	(49)

Adjusted net loss	$(24,050)	$(9,641)	$(49,280)	$(25,343)

Average common shares outstanding	122,440	121,541	122,299	121,441

Net loss per share from continuing operations	$(0.20)	$(0.08)	$(0.43)	$(0.26)
Net income per share from discontinued operations	—	—	0.03	0.05

Diluted net loss per share	$(0.20)	$(0.08)	$(0.40)	$(0.21)

          Basic and diluted average common shares outstanding for purposes of computing net income (loss) per share includes outstanding common shares and vested deferred stock units (DSUs).

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2007
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
          The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:
•	At September 30, 2007 and 2006, respectively, options to purchase 21.6 million and 19.8 million shares of common stock at prices ranging from $1.03 to $45.47 per share, were excluded from the calculations;

•	At September 30, 2007 and 2006, respectively, unvested shares of restricted stock and unvested deferred stock units totaling 0.1 million shares were excluded from the calculations; and

•	At September 30, 2007 and 2006, respectively, a total of 17.9 million and 19.0 million shares related to the Company’s 2024 Debentures (See Note 9) representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculations.
13.	PARENT COMPANY FINANCIAL INFORMATION
          Parent company financial information is provided to present the financial position and results of operations of the Company as if the consolidated companies (see Note 2) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies.
     Parent Company Balance Sheets

	September 30, 2007	December 31, 2006
	(In thousands)
	(unaudited)
Assets:
Cash and cash equivalents	$106,917	$59,933
Marketable securities	542	94,155
Restricted marketable securities	3,861	3,869
Other current assets	936	1,978
Asset held for sale	—	17,852

Total current assets	112,256	177,787
Ownership interests in and advances to companies	179,050	160,557
Long-term marketable securities	—	487
Long-term restricted marketable securities	1,946	5,737
Cash held in escrow	22,439	19,398
Other	2,776	3,377

Total Assets	$318,467	$367,343

Liabilities and Shareholders’ Equity:
Current liabilities	$15,484	$18,816
Long-term liabilities	5,209	5,625
Convertible senior debentures	129,000	129,000
Shareholders’ equity	168,774	213,902

Total Liabilities and Shareholders’ Equity	$318,467	$367,343

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2007
Parent Company Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
	(unaudited)
Operating expenses	$(5,870)	$(5,050)	$(17,609)	$(15,994)
Other income (loss), net	(4,419)	3,081	(5,108)	4,958
Interest income	1,763	1,309	6,023	4,346
Interest expense	(1,056)	(1,150)	(3,166)	(3,554)
Equity loss	(14,540)	(8,308)	(33,462)	(22,643)

Net loss from continuing operations before income taxes	(24,122)	(10,118)	(53,322)	(32,887)
Income tax benefit	—	—	710	1,284
Equity income attributable to discontinued operations	72	511	3,332	6,309

Net loss	$(24,050)	$(9,607)	$(49,280)	$(25,294)

Parent Company Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
	(unaudited)
Net cash used in operating activities	$(13,214)	$(9,076)

Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies and funds	2,359	672
Advances to companies	(1,953)	—
Acquisitions of ownership interests in companies and funds, net of cash acquired	(54,054)	(46,887)
Increase in marketable securities	(111,268)	(62,016)
Decrease in marketable securities	204,880	64,370
Capital expenditures	(7)	(93)
Proceeds from sale of discontinued operations	19,655	—
Other, net	—	785

Net cash provided by (used in) investing activities	59,612	(43,169)

Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	—	(16,215)
Decrease in restricted cash	—	1,098
Repayment of advance from subsidiary	—	(3,250)
Issuance of company common stock, net	586	356

Net cash provided by (used) in financing activities	586	(18,011)

Net Increase (Decrease) in Cash and Cash Equivalents	46,984	(70,256)
Cash and Cash Equivalents at beginning of period	59,933	108,300

Cash and Cash Equivalents at end of period	$106,917	$38,044

          Parent Company cash and cash equivalents exclude marketable securities, which consists of longer-term securities, including commercial paper and certificates of deposit.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2007
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
          As of September 30, 2007 and December 31, 2006, the Company’s assets were primarily located in the United States.
          The following represents the segment data from continuing operations:

	Three Months Ended September 30, 2007
	(in thousands)
	(unaudited)
								Total
		Alliance		Laureate	Other	Total	Other	Continuing
	Acsis	Consulting	Clarient	Pharma	Companies	Segments	Items	Operations
Revenue	$4,848	$21,674	$12,058	$7,167	$—	$45,747	$—	$45,747
Operating loss	(1,928)	(6,318)	(2,452)	(159)	—	(10,857)	(5,870)	(16,727)
Net loss	(1,959)	(6,410)	(1,561)	(441)	(8,700)	(19,071)	(5,051)	(24,122)

Segment Assets
September 30, 2007	$22,880	$78,617	$39,400	$30,979	$91,445	$263,321	$139,417	$402,738
December 31, 2006	27,266	83,766	33,688	25,626	55,035	225,381	188,447	413,828

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2007

	Three Months Ended September 30, 2006
	(in thousands)
	(unaudited)
								Total
		Alliance		Laureate	Other	Total	Other	Continuing
	Acsis	Consulting	Clarient	Pharma	Companies	Segments	Items	Operations
Revenue	$4,156	$27,527	$7,936	$2,218	$—	$41,837	$—	$41,837
Operating income (loss)	(2,528)	752	(2,828)	(2,735)	—	(7,339)	(5,050)	(12,389)
Net income (loss)	(2,358)	560	(1,682)	(2,916)	(2,145)	(8,541)	(1,577)	(10,118)

	Nine Months Ended September 30, 2007
	(in thousands)
	(unaudited)
								Total
		Alliance		Laureate	Other	Total	Other	Continuing
	Acsis	Consulting	Clarient	Pharma	Companies	Segments	Items	Operations
Revenue	$14,203	$64,524	$31,251	$19,010	$—	$128,988	$—	$128,988
Operating loss	(6,778)	(9,063)	(8,027)	(2,035)	—	(25,903)	(17,609)	(43,512)
Net loss	(6,826)	(9,506)	(4,991)	(2,777)	(14,679)	(38,779)	(13,833)	(52,612)

	Nine Months Ended September 30, 2006
	(in thousands)
	(unaudited)
								Total
		Alliance		Laureate	Other	Total	Other	Continuing
	Acsis	Consulting	Clarient	Pharma	Companies	Segments	Items	Operations
Revenue	$13,141	$78,607	$19,817	$6,864	$—	$118,429	$—	$118,429
Operating loss	(6,656)	(198)	(9,642)	(7,457)	—	(23,953)	(15,994)	(39,947)
Net loss	(6,263)	(754)	(5,555)	(7,880)	(1,795)	(22,247)	(9,356)	(31,603)
Other Items

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
	(unaudited)
Corporate operations	$(5,051)	$(1,575)	$(14,529)	$(10,629)
Income tax (expense) benefit	—	(2)	696	1,273

	$(5,051)	$(1,577)	$(13,833)	$(9,356)

15.	BUSINESS COMBINATIONS
     Acquisitions by the Company
          In September 2007, the Company increased its ownership interest in NexTone Communications, Inc. (“NexTone”) from 16.1% to 16.6%, for $2.1 million in cash. NexTone develops carrier-grade products for delivering scalable control of real-time IP services, such as voice over Internet protocol (“VoIP”). The Company accounts for its holdings in NexTone under the cost method.
          In August, 2007, the Company acquired 21.1% of Broadband National, Inc. (“Broadband National”) for $8.0 million in cash. Broadband National is an internet media company that operates a network of shopping websites focused on digital services and products

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2007
such as high speed internet, digital phone, VoIP, TV and music. The Company accounts for its holdings in Broadband National under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Broadband National was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
          In August 2007, the Company acquired 14.0% of a yet-to-be-publicly launched web-based software company for $2.2 million in cash, which acquisition is accounted for under the cost method.
          In June 2007, the Company acquired 40.3% of Cellumen, Inc. (“Cellumen”) for $6.0 million in cash. Cellumen is a cellular systems biology company whose technology optimizes the drug discovery process. The Company accounts for its holdings in Cellumen under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Cellumen was allocated to in-process research and development, resulting in a $0.2 million charge in the second quarter of 2007, and to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
          In June 2007, the Company increased its ownership interest in Authentium, Inc. (“Authentium”) to 19.9%, by deploying an additional $3.0 million in cash. The Company had previously acquired a 12.4% interest in Authentium in April 2006 for $5.5 million in cash. Authentium is a provider of security software to internet service providers. The Company accounts for its holdings in Authentium under the cost method.
          In May 2007, the Company acquired 14.2% of Avid Radiopharmaceuticals (“Avid”) for $7.3 million in cash. Avid develops molecular imaging products for neurodegenerative diseases. The Company accounts for its holdings in Avid under the cost method.
          In May 2007, the Company increased its ownership interest in Advanced BioHealing, Inc. (“ABH”) to 28.3% for $2.7 million in cash. The Company had previously acquired a 23.9% interest in ABH in February 2007 for $8.0 million in cash. ABH is a specialty biotechnology company focused on the development and marketing of cell-based and tissue engineered products. The Company accounts for its holdings in ABH under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of ABH was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
          In March 2007, the Company acquired 37.1% of Beyond.com, Inc. (“Beyond.com”) for $13.5 million in cash. Beyond.com is a provider of online technology and career services to job seekers and corporations. The Company accounts for its holdings in Beyond.com under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Beyond.com was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
          In November 2006, the Company acquired 32.2% of Advantedge Healthcare Solutions (“AHS”) for $5.8 million in cash. AHS is a New York based technology-enabled service provider that delivers medical billing services to physician groups. The Company accounts for its holdings in AHS under the equity method. The difference between the Company’s cost and its interest in underlying net assets of AHS was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
          In September 2006, the Company acquired additional common shares of Clarient for $3 million in cash to fund Clarient’s acquisition of Trestle Holdings, Inc. (“Trestle”). As a result of the funding, the Company’s ownership in Clarient increased to 59.6%. The difference between the Company’s cost and its interest in the underlying net assets of Clarient was allocated to intangible assets of $0.8 million with estimated useful lives of 5 years and to fixed assets of $0.2 million with estimated depreciable lives of 3 years.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2007
          In September 2006, the Company acquired 23.8% of NuPathe, Inc. (“NuPathe”) for $3 million in cash. NuPathe develops therapeutics in conjunction with novel transdermal delivery technologies. The Company accounts for its holdings in NuPathe under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of NuPathe was allocated to in-process-research and development, resulting in a $1.0 million charge in 2006, and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
          In August 2006, the Company acquired 46.9% of Portico Systems (“Portico”) for $6 million in cash. Portico is a software solutions provider for regional and national health plans looking to optimize provider network operations and streamline business processes. The Company accounts for its holdings in Portico under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Portico was allocated to intangible assets and goodwill, as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
          In August 2006, the Company acquired 36.5% of Rubicor Medical, Inc. (“Rubicor”) for $20 million in cash. Rubicor develops and distributes technologically advanced, disposable, minimally-invasive breast biopsy devices. The Company accounts for its holdings in Rubicor under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Rubicor was allocated to in-process-research and development, resulting in a $0.6 million charge in 2006, and intangible assets as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
          In June 2006, the Company acquired additional common shares of Acsis for an aggregate purchase price of $6 million in cash at the same per-share value as the Company’s December 2005 acquisition. The result of the June 2006 incremental equity purchase was an increase in ownership in Acsis to 95.5%. The capital provided is being used by Acsis to support its long-term growth strategy.
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
          In connection with its ownership interests in certain affiliates, the Company had the following outstanding guarantees at September 30, 2007:

		Debt Included on
		Consolidated
	Amount	Balance Sheet
	(in thousands)
Consolidated company guarantees – credit facilities	$40,800	$32,113
Consolidated company guarantees — other	4,748	—
Non-consolidated company guarantees	3,750	—

Total	$49,298	$32,113

          The Company has committed capital of approximately $5.4 million, including a conditional commitment to provide a partner company with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $4.6 million which is expected to be funded during the next twelve months.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2007
          Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of certain private equity funds (the “clawback”). Assuming the private equity funds in which the Company was a general partner were liquidated or dissolved on September 30, 2007 and assuming for these purposes the only distributions from the funds were equal to the carrying value of the funds on the September 30, 2007 financial statements, the maximum clawback the Company would be required to return for its general partner interest is approximately $8 million. The Company estimates its liability to be approximately $6.7 million of which $5.3 million was reflected in Accrued expenses and other current liabilities and $1.4 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets.
          In anticipation of the sale of Pacific Title in the first quarter of 2007, the Company permitted the employment agreement of the Pacific Title CEO to expire without renewal, and thereby his employment ceased. Following the sale, the former CEO’s counsel demanded payment of severance benefits under his employment agreement, as well as payment of his deferred stock units and other amounts substantially in excess of the maximum amounts the Company believed were arguably due. The former CEO and the Company thereafter engaged in negotiations, but were ultimately unable to settle on the appropriate amounts due. On or about August 13, 2007, the former CEO filed a complaint in the Superior Court of the State of California, County of Los Angeles, Central District, against the Company and Pacific Title, alleging, among other things: wrongful termination, conversion, unfair competition, violation of the labor code, breach of contract and negligence. In his complaint, the former CEO makes claims for compensatory damages in excess of $18 million, plus exemplary and punitive damages and interest. While the Company does not dispute that certain amounts may be due the former CEO under various agreements, the Company and Pacific Title deny the majority of the claims under his complaint and the amounts claimed and intend to vigorously defend against such claims. The Company has engaged counsel to represent the Company and Pacific Title in this matter, and have also put the Company’s insurance carriers on notice of the claims. Counsel has answered the complaint and has filed a cross-complaint on the Company’s and Pacific Title’s behalf. The answer denied the relief sought and the Cross Complaint alleged breach of fiduciary duty and breach of contract. The case is proceeding through the discovery phase. It is the Company’s belief that amounts presently reserved in its financial statements in connection with this matter are sufficient to cover any amounts ultimately due under the various agreements that existed between the former CEO and Pacific Title and the Company.
17.	IMPAIRMENT OF OWNERSHIP INTERESTS IN AND ADVANCES TO COMPANIES
          The Company recorded impairment charges of $4.5 million and $0.8 million in the third and second quarters of 2007, respectively, for Ventaira Pharmaceuticals, Inc. (“Ventaira”). Ventaira is a cost method partner company which the Company determined to have experienced an other-than-temporary decline in value in accordance with its policy regarding impairment of ownership interests in and advances to companies. The Ventaira carrying value was $0 as of September 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note concerning Forward-Looking Statements
          This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially, include, among others, managing rapidly changing technologies, limited access to capital, competition, the ability to attract and retain qualified employees, the ability to execute against our stated strategy, the uncertainty of the future performance of our partner companies, acquisitions and dispositions of interests in partner companies, the inability to manage growth, compliance with government regulation and legal liabilities, additional financing requirements and the effect of economic conditions in the business sectors in which our partner companies operate, all of which are discussed below under the heading Factors that May Affect Future Results, in Item 1A in Safeguard’s Annual Report on Form 10-K and updated, as applicable, in Item 1 A — Risk Factors below. Many of these factors are beyond our ability to predict or control. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.
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
          When the carrying value of our ownership interest in an equity method partner company is reduced to zero, no further losses are recorded in our Consolidated Statements of Operations unless we have outstanding guarantee obligations or have committed additional funding to the equity method company. When the equity method partner company subsequently reports income, we will not record our share of such income until it equals the amount of our share of losses not previously recognized.
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
     Revenue Recognition
          During the three and nine months ended September 30, 2007 and 2006, our revenue from continuing operations was attributable to Acsis, Alliance Consulting, Clarient and Laureate Pharma.
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
          The carrying value of net intangible assets at September 30, 2007 was $10.4 million. The carrying value of net property and equipment at September 30, 2007 was $35.4 million.
          In the third quarter of 2007, we conducted a goodwill impairment review related to Alliance Consulting. See Results of Operations – Alliance Consulting.
     Recoverability of Goodwill
          We conduct a review for impairment of goodwill annually as of December 1st. Additionally, on an interim basis, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results, significant changes in the manner or use of the acquired assets or the strategy for the overall business, divestiture of all or part of the business, significant negative industry or economic trends or a decline in a company’s stock price for a sustained period.
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
          In the third quarter of 2007, we conducted a goodwill impairment review related to Alliance Consulting, resulting in a $5.4 million impairment. See Results of Operations – Alliance Consulting.
          The carrying value of goodwill at September 30, 2007 was $77.0. million.
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
          We recorded impairment charges of $4.5 million and $0.8 million in the third and second quarters of 2007, respectively, for Ventaira. Ventaira is a cost method partner company which we determined to have experienced an other-than-temporary decline in value in accordance with our policy regarding impairment of ownership interests in and advances to companies. The Ventaira carrying value was $0 as of September 30, 2007.
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

          The Company’s operating results including net income (loss) before income taxes by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Acsis	$(1,959)	$(2,358)	$(6,826)	$(6,263)
Alliance Consulting	(6,410)	560	(9,506)	(754)
Clarient	(1,561)	(1,682)	(4,991)	(5,555)
Laureate Pharma	(441)	(2,916)	(2,777)	(7,880)
Other companies	(8,700)	(2,145)	(14,679)	(1,795)

Total segments	(19,071)	(8,541)	(38,779)	(22,247)

Other items
Corporate operations	(5,051)	(1,575)	(14,529)	(10,629)
Income tax (expense) benefit	—	(2)	696	1,273

Total other items	(5,051)	(1,577)	(13,833)	(9,356)

Net loss from continuing operations	(24,122)	(10,118)	(52,612)	(31,603)
Net income from discontinued operations	72	511	3,332	6,309

Net Loss	$(24,050)	$(9,607)	$(49,280)	$(25,294)

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
Acsis

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Revenue	$4,848	$4,156	$14,203	$13,141

Operating expenses:
Cost of sales	3,658	2,755	10,644	9,249
Selling, general and administrative	2,359	2,930	7,671	7,708
Research and development	495	616	1,876	1,697
Amortization of intangibles	264	383	790	1,143

Total operating expenses	6,776	6,684	20,981	19,797

Operating loss	(1,928)	(2,528)	(6,778)	(6,656)
Interest, net	(31)	59	(48)	69
Minority interest	—	111	—	324

Net loss before income taxes	$(1,959)	$(2,358)	$(6,826)	$(6,263)

          Acsis is a leading provider of software and service solutions that assist companies in improving efficiencies and enabling safe and secure supply-chains. Its solutions enable manufacturers to automate plant floor/warehouse operations and take advantage of emerging automated-ID technologies, including radio frequency identification (“RFID”) and barcode.
          Acsis draws from a variety of technologies and service offerings to create a solution that matches the client’s business, budget and IT environment. Its solutions include the next generation of shop floor process automation and data collection using their xDDi enterprise solution suite and xDDI Appliances (intelligent appliances that support RFID and barcode-based product tracking for warehouse, manufacturing, packing and shipping operations). Other solutions include Enterprise Label Management, which enables users to design and generate customer-specific label forms directly for SAP ERP data and manage from a central location and value-added services for implementing SAPConsole and xMII. If requested, Acsis will provide all necessary hardware, consulting services and software to deliver a turnkey data-collection / supply chain solution.

          Acsis’ competition generally comes from large, diversified software or consulting businesses or niche providers with a variety of individual solutions for barcode, RFID or other data collection systems. Acsis differentiates itself by proving a single, integrated platform which can be used across the entire supply-chain to increase efficiencies and reduce operational costs.
          Acsis’ revenue is derived from (i) software fees, which consist of revenue from the licensing of software, (ii) services revenue, which consist of fees from consulting, implementation and training services, plus customer support services; and (iii) hardware and reimbursed project expenses.
          At September 30, 2007, we owned a 96.2% voting interest in Acsis.
Three months ended September 30, 2007 versus three months ended September 30, 2006
          Revenue. Revenue increased $0.7 million or 16.7% in 2007 as compared to the prior year period. The increase was primarily due to a $1.1 million increase in hardware revenue and a $0.1 million increase in software fees, partially offset by a $0.5 million decline in services revenue. Hardware sales fluctuate significantly from period to period given the timing of customer orders.
          Cost of Sales. Cost of sales increased $0.9 million, or 32.8% in 2007 as compared to the prior year period. The increase is primarily due to the increase in hardware sales volume. Gross margins were 24.5% and 33.7% for the three months ended September 30, 2007 and 2006, respectively. Gross margins declined 9.2% in 2007 as compared to the prior year period due to additional resources needed in 2007 related to the implementation of several projects.
          Selling, General and Administrative. Selling, general and administrative expenses decreased $0.6 million or 19.5% as compared to the prior year period. Selling, general and administrative expenses were 48.7% of revenue in 2007 and 70.5% of revenue in 2006. The decrease was primarily attributable to a decline in severance costs associated with several executives in 2006.
          Research and Development. Research and development expenses decreased $0.1 million or 19.6% in 2007 as compared to the prior year period. The decrease was a result of a decline in costs associated with the use of outside contractors.
          Amortization of Intangibles. Amortization of intangibles decreased $0.1 million or 31.1% as compared to the prior year period. The decrease was due to an intangible asset with a life of one year that was fully amortized in 2006.
          Net Loss Before Income Taxes. Net loss decreased $0.4 million or 16.9% as compared to the prior year period. The increase was attributable to increased revenue as well as reductions in selling general and administrative expenses and research and development expenses.
Nine months ended September 30, 2007 versus nine months ended September 30, 2006
          Revenue. Revenue increased $1.1 million or 8.1% in 2007 as compared to the prior year period. The increase was due to a $0.7 million increase in hardware revenue and a $0.5 million increase in software fees partially offset by a $0.1 million decline in services revenue. The software fees increase was driven by certain license agreements signed during late 2006. Hardware sales fluctuate significantly from period to period due to the timing of customer orders.
          Cost of Sales. Cost of sales increased $1.4 million or 15.1% in 2007 as compared to the prior year period. The increase is primarily due to an increase in service costs of $0.7 million and hardware costs of $0.5 million. The increase in hardware costs was directly attributed to the increase in hardware sales volume, while the increase in service costs was a result of additional resources related to the implementation of several projects. Gross margins were 25.1% and 29.6% for the nine months ended September 30, 2007 and 2006, respectively. Gross margins declined 4.5% in 2007 as compared to the prior year period due to additional resources needed in 2007 related to the implementation of several projects. Gross margins are expected to modestly improve in the remainder of 2007 as compared to the first nine months of 2007 due to expected operating efficiencies.

          Selling, General and Administrative. Selling, general and administrative expenses remained constant in 2007 as compared to the prior year period. Selling, general and administrative expenses were 54.0% of revenue in 2007 and 58.6% of revenue in 2006.
          Research and Development. Research and development expenses increased $0.2 million or 10.5% in 2007 as compared to the prior year period. The increase was a result of costs associated with the development of new product offerings.
          Amortization of Intangibles. Amortization of intangibles decreased $0.4 million or 30.9% as compared to the prior year period. The decrease was due to an intangible asset with a life of one year that was fully amortized in 2006.
          Net Loss Before Income Taxes. Net loss slightly increased as compared to the prior year period. Increases in revenue and reductions in selling, general and administrative costs were partially offset by increases in cost of sales and research and development.
Alliance Consulting
          Alliance Consulting operates on a 52 or 53-week fiscal year, ending on the Saturday closest to the end of the fiscal period. Alliance Consulting’s third quarter ended on September 29, 2007 and September 30, 2006, each a period of 13 weeks, and year-to-date a period of 39 weeks, respectively. The financial information presented below does not include the results of operations of Alliance Consulting’s Southwest region business, which is included in discontinued operations for the periods prior to its sale.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Revenue	$21,674	$27,527	$64,524	$78,607

Operating expenses:
Cost of sales	16,100	18,863	47,940	55,508
Selling, general and administrative	6,192	7,649	19,424	22,547
Amortization of intangibles	262	263	785	750
Goodwill impairment	5,438	—	5,438	—

Total operating expenses	27,992	26,775	73,587	78,805

Operating income (loss)	(6,318)	752	(9,063)	(198)
Other income, net	171	34	214	53
Interest, net	(310)	(219)	(729)	(602)
Minority interest	47	(7)	72	(7)

Net income (loss) before income taxes	$(6,410)	$560	$(9,506)	$(754)

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
          While global economic conditions continue to cause companies to be cautious about increasing their use of consulting and IT services, Alliance Consulting expects to see stable demand for its services. However, Alliance Consulting continues to experience pricing pressure from competitors as well as from clients facing pressure to control costs. In addition, the growing use of offshore resources to provide lower cost service delivery capabilities within the industry continues to place pressure on pricing and revenue. Alliance Consulting expects to continue to focus on maintaining and growing its blue-chip client base and providing high quality solutions and services to its clients.

          In July 2006, Alliance Consulting completed the purchase of specific assets and assumed certain liabilities of Fusion Technologies, Inc., (“Fusion”) a provider of strategic information technology solutions to rapidly growing organizations within the United States, increasing Alliance Consulting’s substantial offshore capabilities for new and existing clients.
          In the third quarter of 2007, we conducted a goodwill impairment review related to the Alliance Consulting segment, due to underperformance relative to historical and expected operating results. We engaged an outside valuation firm to assist in determining the fair value of Alliance Consulting using valuation methods which included discounted cash flows and revenue and acquisition multiples for comparable public companies. We determined that the carrying value of Alliance Consulting exceeded its fair value, indicating a potential impairment of goodwill. We then estimated the implied fair value of the Alliance Consulting goodwill. The excess of the carrying value of goodwill over the implied fair value of goodwill was $5.4 million, which amount was recognized as an impairment loss within Goodwill impairment in the Consolidated Statements of Operations.
          At September, 2007, we owned 99.3% of Alliance Consulting.
Three months ended September 29, 2007 versus three months ended September 30, 2006
          Revenue. Revenue, including reimbursement of expenses, decreased $5.9 million, or 21.3% in 2007 as compared to the prior year period. The decrease was due to the completion of several significant contracts and the deferral of several new engagements. Recently, Alliance Consulting developed and is implementing an improvement plan, which includes improving sales team productivity, implementing delivery management efficiencies, and discontinuing lower margin projects.
          Cost of Sales. Cost of sales decreased $2.8 million, or 14.6% in 2007 as compared to the prior year period. This decrease was primarily a result of the decline in revenue. Gross margins were 25.7% and 31.5% for the three months ended September 30, 2007 and 2006, respectively. Gross margins declined 5.8% in 2007 as compared to the prior year period due to the decline in revenue and certain low margin engagements in the current year, combined with the fixed nature of certain costs. Alliance expects gross margins to improve in the next twelve months due to the completion of certain lower margin engagements and the expected replacement with more profitable projects, improved delivery efficiencies as a result of internal quality initiatives being implemented and improved leverage of fixed costs as revenue grows.
          Selling, General and Administrative. Selling, general and administrative expenses decreased $1.5 million, or 19.0% in 2007 as compared to the prior year period. Selling, general and administrative expenses were 28.5% of revenue in 2007 versus 27.8% of revenue for the prior year period. Contributing to the decrease is the decline in variable compensation as a result of decreased operating results during the third quarter of 2007 as compared to the prior year period. The decrease is also due to insurance recovery of legal fees for a case successfully defended. Also, travel and entertainment related expenses declined due to decreased sales. Selling, general and administrative costs are expected to increase; however, as a percentage of revenue, it is expected to decline.
          Interest, Net. Interest expense increased $0.1 million or 41.6% in 2007 as compared to the prior year period primarily as a result of higher average outstanding borrowings under the credit facility and an increase in interest rates.
          Net Loss Before Income Taxes. Net loss increased $7.0 million or over 100% in 2007 as compared to the prior year period. The increase was primarily related to Alliance Consulting’s $5.4 million goodwill impairment charge in the third quarter of 2007 and a decrease in revenue, partially offset by decreases in cost of sales and selling, general and administrative expenses.
Nine months ended September 30, 2007 versus nine months ended September 30, 2006
          Revenue. Revenue, including reimbursement of expenses, decreased $14.1 million, or 17.9% in 2007 as compared to the prior year period. This decrease was due to delays by customers in starting projects and the completion of several significant contracts.
          Cost of Sales. Cost of sales decreased $7.6 million, or 13.6% in 2007 as compared to the prior year period. This decrease was primarily a result of the decline in revenue. Gross margins were 25.7% and 29.4% for the nine months ended September 2007 and 2006, respectively. Gross margins declined 3.7% in 2007 as compared to the prior year period due to the decline in revenue and the fixed nature of certain costs.

          Selling, General and Administrative. Selling, general and administrative expenses decreased $3.1 million, or 13.9% in 2007 as compared to the prior year period. Contributing to the decrease is the decline in variable compensation as a result of decreased operating results during 2007. The decrease is also due to insurance recovery of legal fees for a case successfully defended. Also, travel and entertainment related expenses declined due to decreased sales. Severance and restructuring costs decreased due a restructuring charge of $0.5 million to consolidate multiple facilities within the same geographic market and severance costs of approximately $0.3 million recognized during the prior year period. Selling, general and administrative expenses were 30.1% of revenue in 2007 as compared to 28.7% of revenue in 2006.
          Interest, Net. Interest expense increased slightly in 2007 as compared to the prior year period due to higher average outstanding borrowings and an increase in interest rates.
          Net Loss Before Income Taxes. Net loss increased $8.8 million or over 100% in 2007 as compared to the prior year period. The increase was primarily related to Alliance Consulting’s $5.4 million goodwill impairment charge in the third quarter of 2007 and decreased revenue as compared to the prior year period, partially offset by decreases in cost of sales and selling, general and administrative expenses.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Revenue	$12,058	$7,936	$31,251	$19,817

Operating expenses:
Cost of sales	5,757	4,406	16,373	11,125
Selling, general and administrative	8,753	6,358	22,905	18,334

Total operating expenses	14,510	10,764	39,278	29,459

Operating loss	(2,452)	(2,828)	(8,027)	(9,642)
Other loss, net	—	(39)	—	(39)
Interest, net	(286)	(143)	(897)	(241)
Minority interest	1,177	1,328	3,933	4,367

Net loss before income taxes	$(1,561)	$(1,682)	$(4,991)	$(5,555)

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
          As of September 30, 2007, we owned a 59.6% voting interest in Clarient.

Three months ended September 30, 2007 versus three months ended September 30, 2006
          Revenue. Revenue increased 51.9% or $4.1 million from $7.9 million in the third quarter of 2006 to $12.1 million in the third quarter of 2007. This increase resulted from the execution of Clarient’s marketing and sales strategy to increase its sales to new and existing customers. Clarient added 53 new customers in the third quarter and has increased its penetration to existing customers in the quarter. This increase was also driven in part by expanding test offerings to include immunohistochemistry, flow cytometry and fluorescent in-situ hybridization (“FISH”). Clarient anticipates that its revenue will continue to increase as a result of increased revenue from existing customers, additions of new customers (including managed care providers) by its sales force, and its offering of a more comprehensive suite of advanced cancer diagnostic tests.
          Cost of Sales. Cost of sales for the quarter ended September 30, 2007 was $5.8 million compared to $4.4 million for the third quarter of 2006, an increase of 30.7%. These costs included laboratory personnel, lab-related depreciation expense, laboratory reagents and supplies and other direct costs such as shipping. Gross margin in the third quarter of 2007 was 52.3%, compared to 44.5% in the comparable period in 2006. The increase in gross margin in the third quarter of 2007 was attributable to achieving further economies of scale in Clarient’s operations and a shift to more profitable tests. Clarient anticipates similar gross margins for the remainder of 2007.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter 2007 increased $2.4 million, or 37.7% to $8.8 million from $6.4 million for the comparable period in 2006. As a percentage of revenue, these expenses decreased from 80.1% for the quarter ended September 30, 2006 to 72.6% for the quarter ended September 30, 2007. The increase in expenses in 2007 was due primarily to expenses to generate and support revenue growth and to improve infrastructure, including selling and marketing expenses and billing and collection costs. In addition, Clarient has increased headcount and consulting resources in information technology to support future revenue growth and has incurred incremental stock-based compensation expense for employees due to stock options issued in the quarter. Clarient incurred severance costs of $0.4 million due to the termination of two senior executives in the quarter and incurred higher professional fees. Clarient anticipates that sales expenses will continue to grow in 2007 to support its expected revenue growth, and expects general and administrative expenses to decline as a percentage of revenues as its infrastructure costs stabilize and due to the nature of certain costs incurred in the quarter.
          Interest, Net. Interest expense for the three months ended September 30, 2007 totaled $0.3 million, compared to $0.1 million for the comparable period in 2006. The increase was due to higher average outstanding borrowings under Clarient’s financing facilities.
          Net Loss Before Income Taxes. Net loss decreased $0.1 million, or 7.2% in 2007 as compared to the prior year period. The decline in net loss was primarily attributable to margins from increased revenues.
Nine months ended September 30, 2007 versus six months ended September 30, 2006
          Revenue. Revenue for the nine months ended September 30, 2007 was $31.3 million compared to $19.8 million for the same period of 2006, an increase of 57.7% or $11.4 million. This increase resulted from the execution of Clarient’s marketing and sales strategy to increase sales to new and existing customers, and to enter into new managed care contracts. Clarient added 153 new customers in 2007 and has increased its penetration to existing customers in the quarter. This increase was also driven in part by expanding Clarient’s test offerings to include immunohistochemistry, flow cytometry and FISH. Clarient anticipates that revenue will continue to increase as a result of increased sales from existing customers, additions of new customers (including managed care providers) and Clarient’s offering of a more comprehensive suite of advanced cancer diagnostic tests.
          Cost of Sales. Cost of sales for the nine months ended September 30, 2007 was $16.4 million, compared to $11.1 million for the comparable period of 2006, an increase of 47.2%. These costs include laboratory personnel, lab-related depreciation expense, laboratory reagents and supplies and other direct costs such as shipping. Gross margin for the nine months ended September 30, 2007 was 47.6%, compared to 43.9% in the comparable period of 2006. The increase in gross margin in 2007 was attributable to achieving economies of scale within operations and a shift to more profitable tests. Clarient anticipates similar gross margins for the remainder of 2007.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2007 increased $4.6 million, or 24.9%, to $22.9 million compared to $18.3 million for the comparable period in 2006. As a percentage of revenue, these expenses decreased from 92.5% for the nine months ended September 30, 2006 to 73.3% for the nine months ended September 30, 2007. The increase in expenses in 2007 was due primarily to expenses to generate and support revenue growth and to improve infrastructure, including selling and marketing expenses, billing and collection costs, bad debt, and facility overhead to expand service capacity. Clarient increased headcount and consulting resources in information technology to support future revenue growth throughout 2007. Clarient incurred incremental stock-based compensation expense for options issued in 2007, higher professional fees and severance costs of $0.5 million due to the termination of senior executives. Clarient anticipates that sales expenses will continue to grow throughout 2007 to support its expected revenue growth, and expects general and administrative expenses to decline as a percentage of revenues as its infrastructure costs stabilize.
          Interest, Net. Interest expense Interest expense for the nine months ended September 30, 2007 was $0.9 million, compared to $0.2 million for the comparable period of 2006. The increase was due to higher outstanding borrowings under Clarient’s financing facilities.
          Net Loss Before Income Taxes. Net loss decreased $0.6 million, or 10.2% in 2007 as compared to the prior year period. The decline in net loss was primarily attributable to margins from increased revenues.
Laureate Pharma

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Revenue	$7,167	$2,218	$19,010	$6,864

Operating expenses:
Cost of sales	5,894	3,795	16,745	10,712
Selling, general and administrative	1,432	1,158	4,300	3,609

Total operating expenses	7,326	4,953	21,045	14,321

Operating loss	(159)	(2,735)	(2,035)	(7,457)
Interest, net	(282)	(181)	(742)	(423)

Net loss before income taxes	$(441)	$(2,916)	$(2,777)	$(7,880)

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
          As of September 30, 2007, we owned a 100% voting interest in Laureate Pharma.
Three months ended September 30, 2007 versus three months ended September 30, 2006
          Revenue. Revenue increased $4.9 million, or 223.1% in 2007 as compared to the prior year period. The increase was due to a $2.9 million increase in manufacturing revenue, a $0.8 million increase in process development services, $0.6 million increase in aseptic filling, a $0.5 million increase in reimbursement from customers for materials and a $0.1 million increase in support services revenue. Non-reimbursement revenue is expected to remain consistent during the fourth quarter of 2007 as compared to the first three quarters of 2007.

          Cost of Sales. Cost of sales increased $2.1 million, or 55.3% in 2007 as compared to the prior year period. The increase was due to an increase in production volume, including a $0.9 million increase in direct materials and lab supplies, a $0.7 million increase in compensation expense resulting from additional staffing requirements, a $0.4 million increase in reimbursable expenses for specific customer materials and a $0.1 million increase in support services costs. Gross margins were 17.8% and (71.1)% for the three months ended September 30, 2007 and September 30, 2006, respectively. The improvement in gross margins in 2007 as compared to the prior year period is primarily due to increased manufacturing and filling revenues and the fixed nature of certain costs. Laureate expects gross margins to remain consistent during the fourth quarter of 2007 as compared to the first three quarters of 2007.
          Selling, General and Administrative. Selling, general, and administrative expenses increased $0.3 million, or 23.7% in 2007 as compared to the prior year period. The increase was due to a $0.2 million increase in administrative support costs and a $0.1 million increase in compensation expense resulting from additional staffing. Selling, general and administrative expenses were 20.0% of revenue in the third quarter of 2007 as compared to 52.2% in the prior year period. Selling, general and administrative expenses are expected to slightly increase during the fourth quarter of 2007 as compared to the fourth quarter of 2006 due to additional marketing activities and administrative support costs.
          Interest, Net. Interest expense increased $0.1 million in 2007 as compared to the prior year period. The increase was primarily a result of higher average outstanding borrowings.
          Net Loss Before Income Taxes. Net loss decreased $2.5 million, or 84.9% in 2007 as compared to the prior year period. The decline in net loss was primarily attributable to margins from increased revenues.
Nine months ended September 30, 2007 versus nine months ended September 30, 2006
          Revenue. Revenue increased $12.1 million, or 177.0% in 2007 as compared to the prior year period. The increase was due to a $7.2 million increase in manufacturing revenues, a $2.0 million increase in process development services, a $1.8 million increase in reimbursable expenses and a $1.6 million increase in aseptic filling, partially offset by a $0.5 million decrease in support services.
          Cost of Sales. Cost of sales increased $6.0 million, or 56.3% in 2007 as compared to the prior year period. The increase is due to a $2.3 million increase in direct materials and lab supplies, a $1.6 million increase in reimbursable expenses for specific customer materials, a $1.6 million increase in compensation expense resulting from additional staffing requirements, and a $0.5 million increase in other production support costs resulting from higher customer activity. Gross margins were 11.9% and (56.1)% for the nine months ended September 30, 2007 and September 30, 2006, respectively. The improvement in gross margins in 2007 as compared to the prior year period is primarily due to increased manufacturing and filling revenues and the fixed nature of certain costs.
          Selling, General and Administrative. Selling, general and administrative expenses increased $0.7 million, or 19.1% in 2007 as compared to the prior year period. The increase was due to a $0.4 increase in administrative support costs and a $0.3 million increase in compensation expense resulting from additional staffing.
          Interest, Net. Interest expense increased $0.3 million in 2007 as compared to the prior year period. The increase was primarily a result of higher average outstanding borrowings.
          Net Loss Before Income Taxes. Net loss decreased $5.1 million, or 64.8% in 2007 as compared to the prior year period. The decline in net loss was primarily attributable to margins from increased revenues.

Other Companies

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Other income (loss), net	$(4,531)	$(235)	$(5,331)	$385
Equity income (loss)	(4,169)	(1,910)	(9,348)	(2,180)

Net loss before income taxes	$(8,700)	$(2,145)	$(14,679)	$(1,795)

Other Income (Loss), Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Gain on sale of companies and funds, net	$—	$—	$—	$1,181
Loss on trading securities	—	(235)	—	(767)
Impairment	(4,531)	—	(5,331)	—
Other	—	—	—	(29)

	$(4,531)	$(235)	$(5,331)	$385

          Gain on sale of companies and funds of $1.2 million for the nine months ended September 30, 2006 related to the sale of holdings in a cost method company whose carrying value was zero.
          Loss on trading securities in 2006 primarily reflects the adjustment to fair value of our holdings in Traffic.com. We sold our holdings in Traffic.com in the fourth quarter of 2006.
          We recorded impairment charges of $4.5 million and $0.8 million in the third and second quarters of 2007, respectively, for Ventaira. Ventaira is a cost method partner company which we determined to have experienced an other-than-temporary decline in value in accordance with our policy regarding impairment of ownership interests in and advances to companies. The Ventaira carrying value was $0 as of September 30, 2007.
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
          The increase in equity loss in the three and nine months ended September 30, 2007 compared to the prior year periods is primarily due to impairment charges of $4.5 million and $0.8 million in the third and second quarters of 2007, and an increase in the number of our equity method partner companies. During the third quarter of 2006, we acquired interests in three companies accounted for under the equity method: NuPathe, Portico and Rubicor. Since that time through September 30 2007, we acquired interests in five additional companies accounted for under the equity method: ABH, AHS, Beyond.com, Broadband National, and Cellumen. In aggregate these companies incurred losses for which we recognized our proportionate share in the three and nine months ended September 30, 2007. New holdings in growth-stage companies have led, and are expected to continue to lead to, larger equity losses until those companies reach scale and achieve profitability.

Corporate Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
General and administrative costs, net	$(5,059)	$(4,348)	$(14,704)	$(13,032)
Stock-based compensation	(811)	(702)	(2,905)	(2,962)
Interest income	1,763	1,309	6,023	4,346
Interest expense	(1,056)	(1,150)	(3,166)	(3,554)
Other	112	3,316	223	4,573

	$(5,051)	$(1,575)	$(14,529)	$(10,629)

          General and Administrative Costs, Net. Our general and administrative expenses consist primarily of employee compensation, insurance, professional fees such as legal, accounting and consulting, and travel-related costs. The increase of $0.7 million during the third quarter of 2007 as compared to the third quarter of 2006 primarily relates to an increase of $0.1 million in employee related costs due to new hires to support Safeguard’s long-term strategy and $0.6 million of severance costs related to a former executive officer of the Company. General and administrative costs increased $1.7 million for the nine months ended September 30, 2007, as compared to the prior year period primarily due to an increase of $1.0 million in employee related costs due to new hires to support Safeguard’s long-term strategy, an increase in professional fees of $0.2 million, and an increase in travel and meeting expenses of $0.5 million.
          Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. The slight decrease for the nine months ended September 30, 2007, as compared to the prior year period is primarily attributable to lower expense related to market-based awards in 2007. Stock based compensation expense related to corporate operations is included in Selling, general and administrative in the Consolidated Statements of Operations.
          Interest Income. Interest income includes all interest earned on available cash balances. Interest income increased $0.5 million and $1.7 million for the three and nine months of 2007, respectively, as compared to 2006. This net increase is attributable to higher interest rates on higher average invested cash balances in 2007 as compared to 2006.
          Interest Expense. Interest expense is primarily related to our 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense decreased for the three and nine months ended September 30, 2007 as compared to the prior year periods due to the repurchase of $5.0 million and $16.0 million of face value of the 2024 Debentures in the first quarter and third quarter, respectively, of 2006.
          Other. Included in the three and nine months ended September 30, 2006 was a net gain of $3.2 million and $4.3 million, respectively, on the repurchase of $21 million of face value of the 2024 Debentures.
Income Tax Benefit
          Our consolidated net income tax benefit was $0 and $0.7 million for the three and nine months ended September 30, 2007, respectively, and $0 and $1.3 million for the three and nine months ended September 30, 2006, respectively. The tax benefits primarily related to uncertain tax positions for which the statutes of limitations expired during the periods in the applicable tax jurisdictions. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit that would have been recognized in 2007 was offset by a valuation allowance.
Liquidity and Capital Resources
     Parent Company
          We fund our operations with cash on hand as well as proceeds from sales of and distributions from partner companies, private equity funds and marketable securities. In prior periods, we have also used sales of our equity and issuance of debt as sources of liquidity. Our ability to generate liquidity from sales of partner companies, sales of marketable securities and from equity and debt issuances has been adversely affected from time to time by declines in the U.S. capital markets and other factors.

          As of September 30, 2007, at the parent company level, we had a total of $107.5 million in cash and cash equivalents and marketable securities. We also have $5.8 million in escrow associated with our interest payments due through March 2009 on the 2024 Debentures and our consolidated subsidiaries had cash and cash equivalents of $4.9 million.
          Proceeds from sales of and distributions from partner companies and funds were $2.4 million in the nine months ended September 30, 2007 and $0.7 million in the nine months ended September 30, 2006.
          We maintain a revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees up to $75 million. This revolving credit facility expires June 30, 2008. Borrowing availability under the facility is reduced by the amounts outstanding for our borrowings and letters of credit and amounts guaranteed under partner company facilities maintained with that same lender. This credit facility bears interest at the prime rate (7.75% at September 30, 2007) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times our borrowings and letters of credit and amounts borrowed under the guaranteed portion of the partner company facilities maintained at the same bank.
          In November 2006, we entered into an additional revolving credit facility with a separate bank that provides for borrowings and issuances of letters of credit and guarantees of up to $20 million. Borrowing availability under the facility is reduced by the amounts outstanding for our borrowings and letters of credit and amounts guaranteed under partner company facilities maintained with that same lender. This credit facility bears interest at the prime rate for outstanding borrowings. This credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The facility requires cash collateral equal to one times our borrowings and letters of credit and amounts borrowed by partner companies under the guaranteed portion of the partner company facilities maintained at the same bank. As of September 30, 2007, we had no outstanding borrowings under this facility. This credit facility matures in November 2007.
     Availability under our revolving credit facilities at September 30, 2007 was as follows (in thousands):

Total
Size of facilities	$95,000
Subsidiary facilities at same bank (a)	(40,800)
Outstanding letters of credit (b)	(6,336)

Amount available	$47,864

(a)	The amount available to borrow under the credit facilities is reduced by the amounts borrowed plus letters of credit and amounts guaranteed under partner company facilities maintained at the same respective banks. Of the total facilities, $32.1 million was outstanding under these facilities at September 30, 2007 and was included as debt on the Consolidated Balance Sheet.

(b)	In connection with the sale of CompuCom, we provided to the landlord of CompuCom’s Dallas headquarters lease, a letter of credit, which will expire on March 19, 2019, in an amount equal to $6.3 million.
          We have committed capital of approximately $5.4 million comprising commitments made to various private equity funds in prior years and a conditional commitment to provide a partner company with additional funding, to be funded over the next several years, including approximately $4.6 million which is expected to be funded in the next twelve months. We do not intend to commit to new investments in additional private equity funds and may seek to further reduce our current ownership interests in, and our existing commitments to the funds in which we hold interests.
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

          In May 2001, we entered into a $26.5 million loan agreement with Warren V. Musser, our former Chairman and Chief Executive Officer. Through September 30, 2007, we have recognized net impairment charges against the loan of $15.4 million to the estimated value of the collateral that we held at each respective date. Our efforts to collect Mr. Musser’s outstanding loan obligation have included the sale of existing collateral, obtaining and selling additional collateral, litigation and negotiated resolution. Since 2001 and through September 30, 2007 we received a total of $15.2 million in cash payments on the loan. In December 2006, we restructured the obligation to reduce the amount outstanding to $14.8 million, bearing interest at the rate of 5% per annum, so that we could obtain new collateral, which is expected to be the primary source of repayment, along with additional collateral required to be provided to us over time. Subsequent to the restructuring of the obligation and prior to December 31, 2006, we received cash of approximately $1.0 million from the sale of collateral. The carrying value of the loan at September 30, 2007 and December 31, 2006 was zero. Cash payments, when received, are recognized as Recovery-related party in our Consolidated Statements of Operations.
          We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner (the “clawback”). The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. The funds have taken several steps to reduce the potential liabilities should other general partners default, including withholding all general partner distributions in escrow and adding rights of set-off among certain funds. We believe our liability due to the default of other general partners is remote. Assuming the private equity funds in which we are a general partner are liquidated or dissolved on September 30, 2007 and assuming for these purposes the only distributions from the funds were equal to the carrying value of the funds on the September 30, 2007 financial statements, the maximum clawback we would be required to return for our general partner interest is approximately $8 million. As of September 30, 2007 management estimated this liability to be approximately $6.7 million, of which $5.3 million was reflected in accrued expenses and other current liabilities and $1.4 million was reflected in other long-term liabilities on the Consolidated Balance Sheets.
          We have outstanding $129 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024. Interest on the 2024 Debentures is payable semi-annually. At the note holders’ option, the notes are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the notes is $7.2174 of principal amount per share. The closing price of our common stock on September 28, 2007 was $2.29. The note holders may require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective amount plus accrued and unpaid interest. The note holders may also require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we may redeem all or some of the 2024 Debentures commencing March 20, 2009. During 2006, we repurchased $21 million of face value of the 2024 Debentures for $16.4 million in cash.
          For the reasons we have discussed, we believe our cash and cash equivalents at September 30, 2007 and other internal sources of cash flow are expected to be sufficient to fund our cash requirements for at least the next twelve months, including commitments to our existing companies and funds, our current operating plan to acquire interests in new partner companies and our general corporate requirements.
     Consolidated Partner Companies
          Most of our consolidated partner companies incurred losses in 2006 and the three and nine months ended September 30, 2007 and may need additional capital to fund their operations. From time-to-time, some or all of our consolidated subsidiaries may require additional debt or equity financing or credit support from us to fund planned expansion activities. If we decide not to provide sufficient capital resources to allow them to reach a positive cash flow position, and they are unable to raise capital from outside resources, they may need to scale back their operations. If Alliance Consulting meets its business plan for the remainder of 2007 and the related milestones established by us, we believe it will have sufficient cash or availability under established lines of credit, as amended, to fund its operations through 2007. We expect Acsis and Clarient will require additional capital during the remainder of 2007 to fund their business plans, and we believe that Laureate Pharma may need additional capital during the remainder of 2007. On March 7, 2007, we provided a subordinated revolving credit line (the “Mezzanine Facility”) to Clarient.  Under the Mezzanine Facility, which expires December 8, 2008, we committed to provide Clarient access to up to $6 million in working capital funding.  Amounts funded under the Mezzanine Facility will earn interest at an annual rate of 12%.  The Mezzanine Facility was originally $12 million, but was reduced by $6 million as a result of the ACIS Sale.

          Alliance Consulting, Clarient and Laureate Pharma maintain credit facilities with one of our lenders. Borrowings are secured by substantially all of the assets of the respective subsidiaries. These obligations bear interest at variable rates ranging between the prime rate minus 0.5% and the prime rate plus 0.5%. These facilities contain financial and non-financial covenants. During the three months ended September 30, 2007, Alliance Consulting and Clarient each did not comply with certain of their financial covenants under their respective facilities and subsequently received waivers from the lender, regarding such non-compliance. In addition, Clarient entered into an amendment with the lender to modify its financial covenant requirements on a prospective basis.
          As of September 30, 2007, outstanding borrowings by consolidated partner companies under guaranteed facilities were $32.1 million.
          In July 2007, Acsis amended and restated its credit facility with its bank, providing up to $4.5 million of availability, subject to a borrowing base calculation.  The facility expires in July 2008 and bears interest at rates ranging from the prime rate plus 1.5% to the prime rate plus 2.25% depending on Acsis’ liquidity.  In September 2007, the Company serviced $1.5 million of Acsis’ bank debt in exchange for a $1.5 million promissory note from Acsis.
          In September 2006, Clarient entered into a $5 million senior secured revolving credit agreement. Borrowing availability under the agreement is based on the level of Clarient’s qualified accounts receivable, less certain reserves. The agreement has a two-year term and bears interest at variable rates based on the lower of LIBOR plus 3.25% or the prime rate plus 0.5%. As of September 30, 2007, Clarient had $4.1 million outstanding borrowings under this facility and had no availability based on the level of qualified accounts receivable. During the three months ended September 30, 2007 Clarient did not comply with certain of its financial covenants under this facility and subsequently received a waiver from the lender, regarding such non-compliance. In addition, Clarient entered into an amendment with the lender to modify its financial covenant requirements on a prospective basis.
     Analysis of Parent Company Cash Flows
          Cash flow activity for the Parent Company was as follows:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Net cash used in operating activities	$(13,214)	$(9,076)
Net cash provided by (used in) investing activities	59,612	(43,169)
Net cash provided by (used in) financing activities	586	(18,011)

	$46,984	$(70,256)

Cash Used In Operating Activities
          Net cash used in operating activities increased $4.1 million in 2007 as compared to the prior year period. The increase was primarily attributable to higher operating costs and corporate severance payments as compared to the prior year period.
Cash Provided by (Used In) Investing Activities
          Net cash provided by investing activities increased $102.8 million in 2007 as compared to the prior year period.  This increase was primarily attributable to a $91.3 million net decrease in marketable securities and a $19.7 million net increase from the proceeds from sale of discontinued operations in 2007 as compared to the prior year period.  Partially offsetting the overall increase was a $7.2 million net increase in cash used for acquisitions of ownership interests in companies and funds, net of cash acquired.
Cash Provided by (Used In) Financing Activities
          Net cash provided by (used in) financing activities increased $18.6 million in 2007 as compared to the prior year period. The increase was primarily related to $16.2 million of cash used to repurchase $21 million of face value of the 2024 Debentures and repayment of advances from subsidiaries of $3.3 million in the prior year period.

Consolidated Working Capital
          Consolidated working capital decreased to $75.3 million at September 30, 2007 compared to $137.0 million at December 31, 2006. The decrease is primarily attributable to cash expended on new and follow-on holdings as well as to fund continuing operations.
Analysis of Consolidated Company Cash Flows
          Cash flow activity was as follows:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Net cash used in operating activities	$(32,153)	$(17,891)
Net cash provided by (used in) investing activities	62,113	(50,510)
Net cash provided by (used in) financing activities	16,169	(5,004)

	$46,129	$(73,405)

Cash Used in Operating Activities
          Net cash used in operating activities increased $14.3 million in 2007 as compared to the prior year period. The increase was primarily related to an increase in net loss, offset by working capital changes in 2007 as compared to the prior year period.
Cash Provided by (Used In) Investing Activities
          Net cash provided by (used in) investing activities increased $112.6 million in 2007 as compared to the prior year period. This increase was primarily related to a net increase of $23.8 million of proceeds from the sale of discontinued operations and a net decrease of $91.3 million in marketable securities. Partially offsetting the overall increase was a net increase of $12.5 million in cash used for acquisitions of ownership interests in companies and funds, net of cash acquired in 2007 as compared to the prior year period.
Cash Provided by (Used In) Financing Activities
          Net cash provided by financing activities increased $21.2 million in 2007 as compared to the prior year period. The increase was primarily related to an increase in net borrowings under credit facilities and term debt in 2007 and a decrease of $16.4 million of cash used to repurchase $21 million of face value of the 2024 Debentures in 2006.
Contractual Cash Obligations and Other Commercial Commitments
          The following table summarizes our contractual obligations and other commercial commitments as of September 30, 2007 by period due or expiration of the commitment.

	Payments Due by Period
		Rest of	2008 and	2010 and	Due after
	Total	2007	2009	2011	2011
	(in millions)
Contractual Cash Obligations
Lines of credit (a)	$39.4	$1.4	$38.0	$—	$—
Long-term debt (a)	5.6	0.5	3.9	1.2	—
Capital leases	2.8	0.5	2.3	—	—
Convertible senior debentures (b)	129.0	—	—	—	129.0
Operating leases	25.7	1.3	7.7	5.1	11.6
Funding commitments (c)	5.4	3.6	1.8	—	—
Potential clawback liabilities (d)	6.7	—	6.7	—	—
Other long-term obligations (e)	2.8	0.1	1.2	1.4	0.1

Total Contractual Cash Obligations	$217.4	$7.4	$61.6	$7.7	$140.7

	Amount of Commitment Expiration by Period
		Rest of	2008 and	2010 and	Due after
	Total	2007	2009	2011	2011
	(in millions)
Other Commitments
Letters of credit (f)	$9.4	$0.1	$3.0	$—	$6.3

(a)	We have various forms of debt including lines of credit, term loans and equipment leases. Of our total outstanding guarantees of $49.3 million, $32.1 million of outstanding debt associated with the guarantees was included on the Consolidated Balance Sheet at September 30, 2007. The remaining $17.2 million was not reflected on the Consolidated Balance Sheet or in the above table.

(b)	In February 2004, we completed the issuance of $150 million of the 2024 Debentures with a stated maturity of March 15, 2024. During 2006, we repurchased $21 million of the face value of the 2024 Debentures for $16.4 million in cash. The 2024 Debenture holders may require us to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount plus accrued and unpaid interest.

(c)	These amounts include funding commitments to private equity funds and private companies. The amounts have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management. Also included is our $3.0 million conditional commitment to provide a partner company with additional funding.

(d)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner to the fund for a further distribution to the fund’s limited partners (the “clawback”). Assuming the funds were liquidated or dissolved on September 30, 2007 and the only value provided by the funds was the carrying values represented on the September 30, 2007 financial statements, the maximum clawback we would be required to return is $8 million. As of September 30, 2007, management estimated its liability to be approximately $6.7 million, of which $5.3 million was reflected in accrued expenses and other current liabilities and $1.4 million was reflected in other long-term liabilities on the Consolidated Balance Sheets.

(e)	Reflects the amount payable to our former Chairman and CEO under a consulting contract.

(f)	Letters of credit include a $6.3 million letter of credit provided to the landlord of CompuCom’s Dallas headquarters lease in connection with the sale of CompuCom and $3.1 million of letters of credit issued by or on behalf of partner companies supporting their office leases.
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
          Our consolidated financial results may also vary significantly based upon the partner companies that are included in our financial statements. For example:
▪	For the three and nine months ended September 30, 2007, we consolidated the results of operations of Acsis, Alliance Consulting, Clarient and Laureate Pharma.

▪	In March 2007, we completed the sale of Pacific Title and its results of operations for the periods prior to the sale are presented as discontinued operations in the consolidated financial statements.

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
          Fluctuations in the market prices of the common stock of our publicly-traded holdings are likely to affect the price of our common stock. The market prices of our publicly-traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. For example, the aggregate market value of our holdings in Clarient (Nasdaq: CLRT) at September 30, 2007 was approximately $88.9 million and at December 31, 2006 was approximately $72.8 million.
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
          The Investment Company Act of 1940 regulates companies which are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. Under the Investment Company Act, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. We refer to this test as the “40% Test.” We are a company that partners with growth-stage technology and life sciences companies to build value; we are not engaged primarily in the business of investing, reinvesting or trading in securities. We are in compliance with the 40% Test. Consequently, we do not believe that we are an investment company under the Investment Company Act.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to equity price risks on the marketable portion of our securities. These securities include an equity position in one public partner company, Clarient, which has experienced significant volatility in its stock price. Historically, we have not attempted to reduce or eliminate our market exposure on securities. Based on closing market prices at September 30, 2007, the fair market value of our holdings in public securities was approximately $88.9 million. A 20% decrease in equity prices would result in an approximate $17.8 million decrease in the fair value of our publicly traded securities.
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

	Remainder				Fair Market Value
	of			After	at
Liabilities	2007	2008	2009	2009	September 30, 2007
Convertible Senior Notes due by year (in millions)	—	—	—	$129.0	$109.4
Fixed Interest Rate	2.625%	2.625%	2.625%	2.625%	N/A
Interest Expense (in millions)	$0.8	$3.4	$3.4	$48.1	N/A
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
          In anticipation of the sale of Pacific Title in the first quarter of 2007, the Company permitted the employment agreement of the Pacific Title CEO to expire without renewal, and thereby his employment ceased. Following the sale, the former CEO’s counsel demanded payment of severance benefits under his employment agreement, as well as payment of his deferred stock units and other amounts substantially in excess of the maximum amounts the Company believed were arguably due. The former CEO and the Company thereafter engaged in negotiations, but were ultimately unable to settle on the appropriate amounts due. On or about August 13, 2007, the former CEO filed a complaint in the Superior Court of the State of California, County of Los Angeles, Central District, against the Company and Pacific Title, alleging, among other things: wrongful termination, conversion, unfair competition, violation of the labor code, breach of contract and negligence. In his complaint, the former CEO makes claims for compensatory damages in excess of $18 million, plus exemplary and punitive damages and interest. While the Company does not dispute that certain amounts may be due the former CEO under various agreements, the Company and Pacific Title deny the majority of the claims under his complaint and the amounts claimed and intend to vigorously defend against such claims. The Company has engaged counsel to represent the Company and Pacific Title in this matter, and have also put the Company’s insurance carriers on notice of the claims. Counsel has answered the complaint and has filed a cross-complaint on the Company’s and Pacific Title’s behalf. The answer denied the relief sought and the Cross Complaint alleged breach of fiduciary duty and breach of contract. The case is proceeding through the discovery phase. It is the Company’s belief that amounts presently reserved in its financial statements in connection with this matter are sufficient to cover any amounts ultimately due under the various agreements that existed between the former CEO and Pacific Title and the Company.
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
          Our consolidated financial results may also vary significantly based upon the partner companies that are included in our financial statements. For example:
▪	For the three and nine months ended September 30, 2007, we consolidated the results of operations of Acsis, Alliance Consulting, Clarient and Laureate Pharma.

▪	In March 2007, we completed the sale of Pacific Title and its results of operations for the periods prior to the sale are presented as discontinued operations in the consolidated financial statements.
     Fluctuations in the price of the common stock of our publicly-traded holdings may affect the price of our common stock.
          Fluctuations in the market prices of the common stock of our publicly-traded holdings are likely to affect the price of our common stock. The market prices of our publicly-traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. For example, the aggregate market value of our holdings in Clarient (Nasdaq: CLRT) at September 30, 2007 was approximately $88.9 million, and at December 31, 2006 was approximately $72.8 million.

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

Incorporated Filing
Reference
Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number
3.1	Second Amended and Restated Articles of Incorporation	Form 8-K	3.1
10/24/07
3.2	Amended and Restated Bylaws	Form 8-K	3.2
10/24/07
10.1. *	Letter Agreement by and between Safeguard Scientifics, Inc. and Steven J. Feder dated August 16, 2007	Form 8-K	99.1
8/20/07

10.2 * †	Letter Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated August 20, 2007	—	—

10.3 * †	Stock Option Grant Certificates issued to Brian J. Sisko dated August 20, 2007	—	—

31.1 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2 †	Certification of Raymond J. Land pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2 †	Certification of Raymond J. Land pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith

*	Management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

Date: November 5, 2007	PETER J. BONI

Peter J. Boni President and Chief Executive Officer

Date: November 5, 2007	RAYMOND J. LAND

Raymond J. Land
Senior Vice President and Chief Financial Officer