Form 10-K
period 2007-12-31
SAFEGUARD SCIENTIFICS INC
filed 2008-03-31
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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
Yes ☑                              No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                              No ☑
     As of June 30, 2007, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $338,086,524 based on the closing sale price as reported on the New York Stock Exchange.
     The number of shares outstanding of the Registrant’s Common Stock, as of March 28, 2008 was 121,564,111.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

SAFEGUARD SCIENTIFICS, INC.
FORM 10-K
DECEMBER 31, 2007

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
Item 1. Business
Business Overview
     Safeguard’s charter is to build value in growth-stage technology and life sciences businesses. We provide capital as well as a range of strategic, operational and management resources to our partner companies. Safeguard participates in expansion financings, corporate spin-outs, management buy-outs, recapitalizations, industry consolidations and early-stage financings. Our vision is to be the preferred catalyst for creating great technology and life sciences companies.
     We strive to create long-term value for our shareholders through building value in our partner companies. We help our partner companies in their efforts to increase market penetration, grow revenue and improve cash flow in order to create long-term value. We concentrate on companies that operate in two categories:
     Technology — including companies focused on providing software as a service (SaaS), technology-enabled services and vertical software solutions for the financial services sector, internet-based businesses and healthcare information technology; and
     Life Sciences — including companies focused on molecular and point-of-care diagnostics, medical devices and specialty pharmaceuticals.
     In 2007, our management team established and then executed the following objectives:
•	Deploy capital in companies within our strategic focus;

•	Build value in our partner companies with strong management teams using organic and acquisitive growth to position our partner companies for liquidity at premium valuations;

•	Realize the value of select partner companies through selective, well-timed exits to maximize risk-adjusted value; and

•	Provide the tools needed for investors to fully recognize the shareholder value that has been created by our efforts.

     To meet these strategic objectives during 2007, Safeguard focused on, and will continue to focus on:
•	finding opportunities to deploy our capital in additional partner company holdings;

•	helping to achieve additional market penetration, revenue growth, cash flow improvement and growth in the long-term value of our partner companies; and

•	realizing value in our partner companies if and when we believe doing so will maximize value for our shareholders.
     We incorporated in the Commonwealth of Pennsylvania in 1953. Our corporate headquarters is located at 435 Devon Park Drive, Building 800, Wayne, Pennsylvania 19087.
Significant 2007 Highlights
     We are proud of our key accomplishments in 2007:
•	We led a financing of Advanced BioHealing, Inc., a leader in regenerative medicine, providing over $10.7 million of growth capital. The $28.2 million financing has and will allow ABH to pursue the launch and expansion of the market for its FDA-approved diabetic foot ulcer treatment, as well as clinical trials for its next-generation products.

•	We co-led the spin-out of Alverix, Inc. from Avago Technologies and contributed half of its initial $4.7 million financing. We have committed to contribute half of an additional $3.0 million financing that is expected to be provided in the second half of 2008. Alverix provides a point-of-care (POC) diagnostics technology and is using this growth capital to fund key hires, product development and commercialization of its POC assay devices.

•	We led a $6.0 million financing of Authentium, Inc., providing an additional $3.0 million to this developer of security software as a service (SaaS) technologies and systems. Authentium is using these proceeds to develop new offerings and additional extensions of its current offerings.

•	We co-led a $26.0 million financing of Avid Radiopharmaceuticals, Inc., whose molecular imaging products for neurodegenerative disease and diabetes are currently in clinical testing. We provided $7.3 million of the round, with which Avid is further developing its current and additional novel molecular imaging agents.

•	We provided $13.5 million of capital to Beyond.com, Inc., an online provider of career services and technology to job seekers and employers. Beyond.com is utilizing this funding to fuel key executive hires, marketing and strategic acquisitions, as well as augmenting and expanding its service-oriented platform and its network of 15,000 niche and local websites.

•	We provided strategic and operational guidance and corporate development resources to Beyond.com in its acquisitions of JobAnimal.com and techcareers.com. These acquisitions will allow Beyond.com to leverage additional resources across its expanded network.

•	We secured an $8.0 million stake in Bridgevine, Inc. (formerly Broadband National, Inc.), an internet-based business that operates a network of shopping websites focused on digital services and products such as high speed internet, digital phone, VoIP, digital TV and music. Bridgevine is utilizing most of its $7.1 million in proceeds from this $9.7 million round of financing to expand into new vertical markets, continue development of its technology platform and pursue selective acquisitions.

•	We provided $6.0 million of an $8.7 million financing of Cellumen, Inc., whose proprietary services and products support drug discovery and development for pharmaceutical companies. This financing is allowing Cellumen to make key management hires, develop additional products, continue its platform development and commercialize its cellular models of disease and cytotoxicity profiling services and products.
•	We provided operational and strategic support to Clarient, Inc. in connection with its sale of its technology group (which developed, manufactured and marketed the ACIS® Automated Image Analysis System) and related intellectual property to Carl Zeiss MicroImaging, Inc. (the “ACIS Sale”). Clarient received cash proceeds of $11.0 million (excluding $1.5 million in contingent purchase price) and recorded a pre-tax gain of $3.5 million from the divestiture of this legacy business. The divestiture allowed Clarient to refocus corporate efforts on its fast-growing lab services offerings.

•	We helped Clarient address its short-term capital needs in March 2007 by providing a $12.0 million subordinated revolving credit line. On March 14, 2008 we extended this facility and expanded it to $21.0 million, allowing Clarient to meet certain capital needs as it expands its laboratory services business.

•	We provided one of our life science executives from our management team to Clarient to act as its Chief Operating Officer from September 2007 through the present.

•	We provided strategic advice to NexTone Communications, Inc. in connection with its January 2008 merger with ReefPoint Networks, Inc. to form NextPoint Networks, Inc. We also provided NexTone Communications, Inc. with $4.3 million of additional capital, increasing our ownership to 16.5%, prior to the merger.

•	We sold Pacific Title & Art Studio, Inc. for $21.9 million, resulting in a pre-tax gain of $2.7 million. This sale allowed us to redeploy capital from a legacy partner company that was no longer in a core area of interest to businesses that are consistent with our current market and strategic focus.

•	We added Robert J. Rosenthal, Ph.D. to our board of directors. Dr. Rosenthal has more than 20 years of experience building value for customers, shareholders and employees in companies of all stages serving the biomedical research and diagnostics industries.

•	We augmented our Technology and Life Sciences Advisory Boards with key new members, and leveraged these boards to provide critical and timely analysis and guidance regarding Safeguard, its partner companies and a variety of deal opportunities.

•	We facilitated senior management search initiatives for certain of our partner companies throughout the year, resulting in the augmentation of management capabilities at such partner companies.
Our Strategy
     We focus on companies that address the strategic challenges facing businesses today and the opportunities they present. We believe these challenges have five general themes:
•	Maturity—many existing technologies, solutions and therapies are reaching the end of their designed life or patent protection; the population of the U.S. is aging; many businesses based on once-novel technologies are now facing consolidation and other competitive pressures.

•	Migration—many technology platforms are migrating to newer technologies and facing changing cost structures; many medical treatments are moving toward earlier stage intervention; and many business models are migrating toward different revenue-generation models integrating technologies and services.

•	Convergence—many technology and life sciences are intersecting in fields like medical devices and targeted diagnostics for targeted therapies.

•	Compliance—business spending is being driven by new or increased regulation in both technology and life sciences.

•	Cost containment—both technology and life sciences are facing increasing pressure for cheaper, yet better solutions.
     These themes tend to attract entrepreneurs who need capital support and strategic guidance. Safeguard deploys capital along with management expertise, process excellence and marketplace insight designed to provide tangible benefits to our partner companies.
     Our corporate staff (34 employees at December 31, 2007) is dedicated to creating long-term value for our shareholders by helping our partner companies build value and by finding additional acquisition opportunities.
     Identifying Opportunities
     Safeguard’s marketing and sourcing activities are designed to generate a large volume of high-quality opportunities. Our primary focus is on acquiring majority or minority stakes in growth-stage companies that have attractive growth prospects within the technology and life sciences industries. Generally, we prefer candidates:
•	operating in large and/or growing markets;

•	with barriers to entry by competitors, such as proprietary technology and intellectual property, or other competitive advantages;

•	with capital requirements between $5 million and $50 million; and

•	with a compelling strategy for achieving growth.
     We target our sourcing efforts on the Northeast/Mid-Atlantic region of the U.S.—although we evaluate candidate companies opportunistically throughout the U.S. and southern Canada.
     Our Technology Group currently targets companies with the following business models and vertical markets:
     Our Life Sciences Group currently targets companies with the following business models and vertical markets:

     We believe there are many opportunities within these business models and vertical markets, and our sourcing activities are focused on finding candidate companies and evaluating how well they align with our criteria. However, we recognize we may have difficulty identifying candidate companies and completing transactions on terms we believe appropriate. As a result, we cannot be certain how frequently we will enter into transactions with new, or for that matter, existing partner companies.
     Competition. We face intense competition from other companies that acquire, or provide capital to, technology and life sciences businesses. Competitors include venture capital and, occasionally, private equity investors, as well as companies seeking to make strategic acquisitions. Many providers of growth capital also offer strategic guidance, networking access for recruiting and general advice. Nonetheless, we believe we are a preferable capital provider to potential partner companies because our strategy and capabilities offer:
•	responsive operational assistance, including strategy design and execution, business development, corporate development, sales, marketing, finance, facilities, human resources and legal support;

•	the flexibility to structure minority or majority transactions with or without debt;

•	liquidity opportunities for founders and investors;

•	a focus on maximizing risk-adjusted value growth, rather than absolute value growth within a narrow or predetermined time frame;

•	interim c-level management support, as needed;

•	opportunities to leverage Safeguard’s balance sheet for borrowing and stability; and

•	a record of building revenue growth in our partner companies.
     Helping Our Partner Companies To Build Value
     We offer operational and management support to each of our partner companies through our experienced professionals. Our employees have expertise in business and technology strategy, sales and marketing, operations, finance, legal and transactional support. We provide hands-on assistance to the management teams of our partner companies to support their growth. We believe our strengths include:
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
     Management and Operational Support. We provide management and operational support to our partner companies in order to accelerate their growth. We engage in ongoing planning and assessment of the development of our partner companies and their management teams. Our executives and our Advisory Board members provide mentoring, advice and guidance to develop the management of our partner companies. Our executives serve on the boards of directors of our partner companies, working with them to develop and implement strategic and operating plans. We measure and monitor achievement of these plans through regular operational and financial performance measurements. We believe these services provide our partner companies with significant competitive advantages within their respective markets.
     Realizing Value
     In general, we will hold our stake in a partner company as long as we believe the risk-adjusted value of that stake is maximized by our continued ownership and effort. From time to time, we engage in discussions with other companies interested in our partner companies, either in response to inquiries or as part of a process we initiate. To the extent we believe that a partner company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our shareholders’ best interests, we may sell some or all of our stake in the partner company. These sales may take the form of privately negotiated sales of securities or assets, public offerings of the partner company’s securities and, in the case of our publicly traded partner companies, sales of their securities in the open market. We have in the past taken partner companies public through rights offerings and direct share subscription programs, and we will continue to consider these (or similar) programs to maximize the value of our partner companies to our shareholders. We expect to use the proceeds from these sales (and sales of other assets) primarily to pursue opportunities to create new partner company relationships or for other working capital purposes, either with existing partner companies or at Safeguard.
Our Partner Companies
     An understanding of our partner companies is important to understanding Safeguard and its value-building strategy. Following are more detailed descriptions of the partner companies in which we owned a majority stake at December 31, 2007. The indicated ownership percentage is presented as of December 31, 2007 and reflects the percentage of the vote we are entitled to cast based on issued and outstanding voting securities, excluding the effect of options, warrants and convertible debt.
     On March 3, 2008 we announced that we had entered into a definitive agreement to sell our interests in Acsis, Inc., Alliance Consulting Group Associates, Inc., Laureate Pharma, Inc., Neuronyx, Inc., NextPoint Networks, Inc. and ProModel Corporation (the “Bundle Transaction”) which is expected to be consummated during the second quarter of 2008.

Acsis, Inc.	(Safeguard Ownership: 96.2%)
     Opportunity. We acquired Acsis in December 2005. Acsis’ products and services are aimed at the migration of existing supply-chain management systems to real-time track-and-trace applications that leverage newer technologies such as radio-frequency identification (RFID). Acsis’ packaged applications facilitate the track-and-trace of goods on manufacturing floors and in the distribution centers and integrate this data into Enterprise Resource Planning (ERP) and Supply Chain Management (SCM) systems. Many Fortune 1000 clients leverage Acsis’ solutions to obtain labor efficiencies and improved supply chain visibility. Industry trends (such as business process automation, RFID compliance mandates, and compliance with regulations mandating tracking of food and drug products) provide a large market and growth opportunity for Acsis. Recent mandates from major national retailers as well as government agencies have prompted manufacturers to upgrade their existing data collection infrastructure with RFID.
     General. Acsis (www.acsisinc.com) is a provider of software and service solutions that assist businesses and government entities in making their supply chains safe, secure and efficient. Its solutions enable customers to implement real-time track-and-trace solutions to automate plant floor and distribution operations, and to take advantage of emerging data collection technologies (such as RFID and barcode). Acsis’ solutions provide the critical data links between activities or material movements that take place on the shop floor and ERP systems. They improve visibility of goods throughout supply chains, ultimately resulting in increased revenue, improved customer service and reduced costs. Founded in 1996, Acsis offered one of the first solutions to facilitate the control and integration of plant floor and warehouse devices with SAP’s ERP software.
     Strategy. Acsis’ strategy is to leverage its deep experience in a variety of vertical industries, such as pharmaceutical, chemical and consumer packaged goods, to provide real-time supply chain solutions for SAP™ R/3® as well as other enterprise systems. Acsis’ knowledge of the business processes and typical transactions in these industries allows it to deliver tailored solutions. Acsis couples this with broad expertise in SAP R/3 implementations, automated data-collection and integration solutions, and a proven track record. Acsis also has strategic partnerships with leading technology providers and consultants including SAP, Intermec, Motorola, SupplyScape and Systech. As an example, Acsis was the first to successfully complete the integration testing between its xDDi software and SAP’s Auto-ID Infrastructure component of the SAP NetWeaver™ open integration and application platform.
     Manufacturers and government entities are upgrading their existing infrastructure to improve security and efficiencies by implementing new technologies such as RFID. Manufacturers are making these investments not only in response to governmental and retailer mandates, but also to maximize the benefits of just-in-time inventory practices. Acsis believes its solutions provide its customers with better ways to:
•	constantly view and manage every link in their supply chain in real time;

•	communicate and control changes in their supply chain;

•	automate the collection and integration of critical data from any source; and

•	protect their processes from interruption.
     Solutions. Acsis draws from a variety of technologies and service offerings to create a solution that matches the client’s business, budget and IT environment. Solutions range from implementing Acsis’ packaged applications such as PharmaTrak to implementing solutions using SAP’s SAPConsole data collection toolkit. If requested, Acsis also will procure all necessary hardware and software to deliver a turnkey data collection system.
     Acsis’ key internally-developed software products include:
•	Acsis PharmaTrak - A proven first-of-its-kind serialized distribution application designed for the warehousing and distribution operations of pharmaceutical manufacturers, co-manufacturers and repackers running SAP.

•	Acsis ProducTrak - Taps into the business automation and data collection power of Acsis xDDI to intelligently integrate with SAP and automate and monitor the movement of finished goods into the retail environment.

•	Acsis Enterprise Label Management - Enables the dynamic creation and printing of custom format labels from enterprise application data (from SAP and other core business applications), facilitating the management of the function from a centralized location.

•	Acsis xDDI - A fully integrated and automated business process automation and data collection platform that orchestrates activities at the execution level for real-time, bi-directional exchange between disparate systems and SAP.
Acsis works with its clients to develop manufacturing, warehousing, RFID and mobile solutions tailored to the client’s needs and budget. Acsis also maintains a highly experienced and trained professional services group to provide consulting and technical services. Solutions offered by Acsis’ services group include:
•	Pharmaceutical Serialization

•	Serialized Product Track-and-Trace

•	Label Management

•	Automated Data Collection

•	Manufacturing Efficiency

•	Supply-Chain Efficiency
     Offices and Employees. At December 31, 2007, Acsis had 93 employees at its Marlton, New Jersey facility.
     Sales and Marketing; Customers. Acsis has a track record including more than 650 implementations in 28 countries. Acsis’ typical customers are large manufacturing, pharmaceutical or consumer packaged goods businesses with more than $1 billion in revenue and substantial international operations. In 2007, three customers each represented more than 10% of Acsis’ revenue.
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
     Competition. Acsis’ competition generally comes from large, diversified consulting businesses or niche providers with a variety of individual solutions for barcode, RFID or other data collection systems. Acsis seeks to differentiate itself by proving packaged applications (as opposed to hand-crafted solutions) via a single, integrated platform which can be used across the enterprise to increase efficiencies and reduce operational costs.

Alliance Consulting Group Associates, Inc.	(Safeguard Ownership: 99.3%)
     Opportunity. We acquired Alliance Consulting in December 2002 because we saw a growing and highly fragmented market in which we believed Alliance Consulting could achieve profitable growth. Capitalizing on its domain expertise in the pharmaceutical, healthcare, financial services, manufacturing and high tech industries, we believe that Alliance Consulting can use its staff resources and customer relationships to continue to grow its profitability.
     General. Alliance Consulting (www.alliance-consulting.com) is a national business intelligence solutions consultancy providing services primarily to Fortune 2000 clients in the pharmaceutical, financial services, manufacturing and high tech industries. Alliance Consulting specializes in two practice areas:
•	Information Management, which is comprised of a full range of business intelligence solutions from data acquisition and warehousing to master data management, analytics and reporting; and

•	Application Services, which includes software development, integration, testing and application support, delivered through a high-quality and cost-effective hybrid global delivery model.
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
     Alliance Consulting maintains a full-time core staff complemented by a flexible combination of hourly employees and independent contractors, providing clients with specialized engagement teams tailored to their specific business requirements. This approach enables Alliance Consulting to offer a precise combination of technical, industry and process knowledge to support each engagement while maximizing utilization of its staff and contracting consultants. Alliance Consulting’s employee and independent contractor resources are supported on an ongoing basis through internal and external recruiting targeted at high-quality, experienced professionals with significant product and industry expertise.
     Offices and Employees. Alliance Consulting is headquartered in Conshohocken, Pennsylvania, and it operates four other regional offices and three satellite locations throughout the United States and two primary locations in India. Alliance Consulting supplements its full-time employees by utilizing subcontractors. At December 31, 2007, Alliance Consulting had 593 full-time employees and approximately 185 active subcontractors. Alliance Consulting believes its relationship with its employees and subcontractors is good.
     Sales and Marketing; Customers. Alliance Consulting uses a customer relationship-based approach to generating new clients and new engagements with existing clients. Some of Alliance Consulting’s clients include Wyeth Pharmaceuticals, Pfizer Pharmaceuticals and Johnson & Johnson. Alliance Consulting markets its services through a direct sales force, which is based in regional and satellite offices. Account executives are assigned to a limited number of accounts so they can develop an in-depth understanding of each client’s individual needs and form strong client relationships. In 2007, two customers each represented more than 10% of Alliance Consulting’s revenue.
     Following common industry practice, many of Alliance Consulting’s orders are terminable by either the client or Alliance Consulting on short notice. Because many clients can cancel or reduce the scope of their engagements on short notice, Alliance Consulting does not believe that backlog is a reliable indication of future business.
     Competition. Alliance Consulting’s revenue potential is largely dependent upon target customers’ spending for IT services and its own ability to compete with local, national and offshore providers of consulting services. Many of these competitors (such as major IT consulting firms) have greater financial and human resources than Alliance Consulting. Alliance Consulting believes that the basis for competition in its industry includes the ability to create an integrated solution that best meets the needs of an individual customer, provide competitive cost pricing models, develop strong client relationships, provide high-quality consultants with industry and process specific technical expertise, and offer flexible client-service delivery options.

Clarient, Inc.	(Safeguard Ownership: 58.7%)
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
     Strategy. Clarient’s mission is to be the leader in cancer diagnostics by building collaborative relationships with the health care community in order to translate cancer discovery and information into better patient care. To accomplish this, Clarient focuses on identifying high-quality opportunities to increase profitability and differentiate its service offerings in its highly-competitive market. An important aspect of Clarient’s strategy is to combine its medical expertise with proprietary technologies to develop novel diagnostic tests and analytical capabilities. In particular, Clarient is seeking to deploy novel markers, or biomarkers, such as the Clarient Insight™ Dx Breast Cancer Profile, which was announced in January 2008. Novel markers are characteristics of an individual’s tumor or disease that, once identified and qualified, allow for more accurate prognosis, diagnosis and treatment. Broader discovery and use of novel markers is hoped to clarify and simplify decisions for healthcare providers and the biopharmaceutical industry. The growing demand for personalized medicine has generated a need for these novel diagnostics.
     Services. Clarient provides a wide variety of cancer diagnostics and consultative services, ranging from technical laboratory services to professional interpretation. By combining core competencies in image analysis and data quantification with its knowledge of virtual environments, Clarient has created valuable service offerings for pathologists in practice and research. Clarient believes that the growing need for precise diagnosis combined with the ability to put comprehensive information into a single, coherent computer-accessible platform for clinicians presents development opportunities for new directed diagnostic services using the image analysis platform. Clarient offers a broad menu of specialized technologies such as image analysis, fluorescent in situ hybridization (FISH), flow cytometry, cytogenetics and molecular diagnostics. Within anatomic pathology, Clarient focuses on the top four solid tumors (breast, prostate, lung and colon), which represent 60% of all new cases.
     Clarient also provides hematopathology testing for leukemia and lymphoma, and expects to expand service offerings as new assays emerge. For biopharmaceutical companies and other research organizations, Clarient offers a complete compliment of commercial services to assist their efforts, ranging from drug discovery to the development of directed diagnostics through clinical trials.
     Sale of Technology Group. On March 8, 2007, Clarient sold its technology group (which developed, manufactured and marketed the ACIS Automated Image Analysis System) and related intellectual property to Carl

Zeiss MicroImaging, Inc. (the “ACIS Sale”) for an aggregate purchase price of $12.5 million (including $1.5 million in contingent purchase price). As part of the ACIS Sale, Clarient entered into a license agreement with Carl Zeiss MicroImaging, Inc. (“Zeiss”) pursuant to which Zeiss granted the Company a non-exclusive, perpetual and royalty-free license to certain of the transferred intellectual property for use in connection with imaging applications and the Company’s laboratory services business. Clarient and Zeiss also committed to pursue a strategic joint development arrangement to develop novel markers and new menu applications for the ACIS product line.
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
     Competition. The clinical laboratory business is highly competitive and dominated by national laboratories, as well as many smaller niche and regional organizations. Clarient’s primary competitors include two large independent laboratories (Laboratory Corporation of America Holdings (LabCorp) and Quest Diagnostics) that offer a wide test and product menu on a national scale. These large national laboratories have significantly greater financial, sales and logistical resources than Clarient and may be able to achieve greater economies of scale, or establish contracts with payer groups on more favorable terms. Clarient also competes with smaller laboratories or businesses that address a narrow segment of the esoteric market by offering very specific assay menus. Finally, institutions that are affiliated with large medical centers or universities compete with Clarient on the limited basis of perceived quality of service.
     Companies within the diagnostic testing industry are also responding to new technologies, products and services. We believe some of Clarient’s current competitors—as well as other potential competitors—are actively conducting research and development activities in areas where Clarient currently operates. The products and services these companies develop may directly compete with Clarient’s current or potential services, or may address other areas of diagnostic evaluation, making those companies compete more effectively against Clarient. Furthermore, because the diagnostic testing market is sensitive to the timing of product and service availability, quickly developing and achieving clinical study and regulatory success may provide an advantage.
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
     Facilities. Clarient houses all of its operations in a 78,000 square foot facility in Aliso Viejo, California Clarient currently occupies approximately 43,000 square feet of the facility, and has subleased the remaining 34,000 square feet.
     Employees. At December 31, 2007, Clarient had 208 employees: 130 in laboratory diagnostics positions (including product development); 48 in finance, executive and administrative positions; and 30 in sales and marketing positions. Clarient believes that its relationship with its employees is good.

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
     General. Laureate Pharma (www.laureatepharma.com) is a full-service contract manufacturing organization (CMO) providing critical development and current Good Manufacturing Practices (cGMP) manufacturing services. Laureate Pharma manufactures small- and medium-scale quantities of biopharmaceutical products in its FDA-registered facility. Laureate Pharma’s clients use these supplies (depending on their regulatory status) for preclinical studies, clinical trials or commercial sales. Laureate Pharma seeks to become a leader in this segment of the biopharmaceutical industry by delivering superior development and manufacturing services to its customers. Laureate Pharma’s headquarters, manufacturing and warehouse facilities are in Princeton, New Jersey, where it leases 76,000 square feet in three locations.
     Strategy. Laureate Pharma’s strategy is to build on its customer relationships and generate new customers, to increase its new services and products, and to maintain its reputation for high quality in the use of state-of-the-art technology to deliver products and services that meet applicable regulatory, environmental and safety requirements, including cGMPs.
     Laureate Pharma believes its growth opportunities are driven by the following industry trends:
•	Substantial growth in the development of biotechnology products for human therapeutics, representing an increasing percentage of the total pharma pipeline.

•	Demand for manufacturing capacity, along with the significant capital required to build capacity, creating increased opportunities for outsourced services.

•	Need for product development support, equipment and facilities by biotechnology companies without existing capabilities.
     We believe Laureate Pharma’s broad range of services and deep development expertise position it to benefit from these trends.

     Services. Laureate Pharma’s services include:
•	Bioprocessing, which focuses on clinical stage and small- to medium-scale commercial biopharmaceutical products and comprises the essential steps to support the development and commercialization of customers’ products, including:
•	Cell Line Development and Optimization — to improve and maximize protein productivity of production cell lines in optimal growth media; the cell lines in turn produce the product protein.

•	Process Development — to bring the product from clinical laboratory scale to pilot production and on to clinical- and commercial-scale production; essential to make sufficient product to support clinical trials and small-scale commercial production.

•	Purification Development — to design and validate procedures for removal of impurities and purification of products that comply with regulatory requirements.

•	Bioreactor Production — using stirred-tank, disposable bag and hollow-fiber mammalian cell culture bioreactors ranging from 5 to 2,500 liters to produce biopharmaceutical protein products.

•	Downstream Processing — to develop and operate robust purification processes for cGMP manufacture of clients’ products; Laureate Pharma also performs process validation studies as may be required for clients’ products.

•	Aseptic Filling — aseptic vial filling of biopharmaceutical and drug products in batch sizes up to 20,000 vials or 200 liters of bulk volume.
•	Quality Control, which includes analytical and microbiology testing of raw materials, in-process and finished products.

•	Quality Assurance, which includes preparation, control and review of documentation, including standard operating procedures (SOPs), master batch records, test procedures and specifications. Laureate Pharma reviews and releases all controlled materials, including raw materials, intermediates and products.
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
     Sales and Marketing; Customers. Laureate Pharma provides process development and manufacturing services on a contract basis to biopharmaceutical companies. Laureate Pharma’s customers generally include small to mid-sized biotechnology and pharmaceutical companies seeking outsourced bioprocessing manufacturing and development services. Laureate Pharma’s customers are often dependent on the availability of funding to pursue drugs that are in early stages of clinical trials and thus have high failure rates. The loss of one or more customers can result in significant swings in profitability from quarter to quarter and year to year. Although there has been a trend among biopharmaceutical companies to outsource drug production functions, this trend may not continue. Although clients tend to maintain one manufacturer through clinical trial phases and even early commercial production, many of Laureate Pharma’s contracts are of short duration. As a result, Laureate Pharma seeks new contracts to sustain its revenue. In 2007, five customers each represented more than 10% of Laureate Pharma’s revenue.
     Competition. Laureate Pharma’s primary competitors focus on supplying clinical scale contract biopharmaceutical development and manufacturing services to biotechnology companies. Generally, the larger of these competitors focus on larger quantities and scale of manufacturing capacity. Laureate Pharma focuses on process development and manufacturing services for clinical and small- and medium-scale commercial production and maintains a reputation for regulatory compliance, a commitment to quality and excellent early process development services. Laureate Pharma believes that customers in its target markets display loyalty to their initial services provider. Therefore, it may be difficult to generate sales to potential customers who have purchased development and manufacturing services from competitors. To the extent Laureate Pharma is unable to be the first to develop and supply new biopharmaceutical products for its clients, its competitive position may suffer.
     Employees. At December 31, 2007, Laureate Pharma had 114 full-time employees and believes its employee relations are good.
     Other Partner Companies and Funds
     Following are six of the new partner companies we added in 2007; these partner companies are not consolidated based on the level of our voting interests, which are shown as of December 31, 2007.

Advanced BioHealing, Inc.	(Safeguard Ownership: 28.3%)
     General. ABH (www.advancedbiohealing.com), a leader in the science of regenerative medicine, develops and markets cell-based and tissue-engineered products for wound healing. In 2007 ABH launched commercial sales of Dermagraft®, an artificial skin tissue that speeds the healing of foot ulcers, a common affliction of persons with diabetes.
     Opportunity. As the U.S. population ages, the payers in our healthcare system are applying pressure to increase treatment effectiveness while reducing costs. ABH helps healthcare providers meet these constraints for wound patients by providing an innovative and value-oriented healthcare product. We believe the market for ABH’s products will continue to grow as its treatments are adopted and approved for other indications.

Alverix, Inc.	(Safeguard Ownership: 50.0%)
     General. Alverix (www.alverix.com), a point-of-care (“POC”) diagnostic technology provider, is building on 30 years of expertise in optical sensors, image processing, software and signal enhancement algorithms to develop proprietary technologies for low-cost, portable detection devices for medical diagnostics and other applications. When combined with existing diagnostics tests, or with assays currently being developed, Alverix’s POC devices enable central laboratory quality results to be done where test information is critical to patient care. Previously, this level of performance required expensive bench-top instrumentation. Current applications include testing for drugs of abuse (“DOA”), cardiac, cancer and infectious disease.
     Opportunity. As we focus our efforts on companies bringing advanced diagnostic technologies to the market, Alverix presents an opportunity to capitalize on two macro trends: first, the demand for improved cost and efficiency of healthcare delivery; and second, greater consumer control of personal healthcare. Both of these trends are increasing demand for rapid POC tests. Alverix’s detection devices provide immediate, accurate results in POC venues (such as physicians’ offices, clinics, retail environments, the workplace, or in the home), with the potential for greater functionality and sensitivity. Because of its disruptive technologies, we believe Alverix will be able to exploit significant portions of the fragmented multi-billion dollar POC central laboratory market. Additionally, Alverix’s flexible technology platform will permit future product expansions that increase access to new and existing diagnostic tests, as well as promoting next-generation diagnostics designed for broad use by physicians and patients.

Avid Radiopharmaceuticals, Inc.	(Safeguard Ownership: 14.2%)
     General. Avid (www.avidrp.com) is a leader in the development of radiopharmaceutical imaging agents for neurodegenerative diseases, a fast-growing, underserved market. Avid is developing and testing molecular imaging products for diabetes and a variety of neurodegenerative diseases such as Alzheimer’s disease (“AD”), Parkinson’s disease (“PD”) and Dementia with Lewy Bodies (“DLB”). Avid’s innovative molecular imaging products are in Phase I clinical testing and have the potential to revolutionize early detection, diagnosis and monitoring of these disorders.

     Opportunity. Avid is developing a new technology that targets the increasing demand for diagnostics for an aging population. We believe that this demand for effective and value-oriented healthcare products will only increase in the future, and Avid is well-positioned to address the critical need to improve diagnosis and characterization of AD, PD and other chronic neurological disorders. The World Health Organization reports that nearly one billion people worldwide are affected by neurological disorders, and an estimated 6.8 million people die every year as a result of neurological disorders. As the global population ages, there is an increasing demand for innovative, accurate solutions to diagnose these diseases. Avid’s vision is to develop novel diagnostic imaging agents to enable earlier and more accurate diagnosis, treatment selection and therapeutic monitoring for these significant medical disorders.

Beyond.com, Inc.	(Safeguard Ownership: 37.1%)
     General. Beyond.com (www.beyond.com) is an online provider of career services and technology to job seekers and employers throughout the United States and Canada. Beyond.com supports the largest niche and local career network, comprised of more than 15,000 online communities, monetizing its go-local model via job posting and career services, online lead generation and online advertising. The Beyond.com network of websites attracts an average of more than three million unique visitors per month and powers career portals for some of the internet’s best known career brands, media publishers and well-established career portals.
     Opportunity. Beyond.com has capitalized on go-local and niche online recruitment advertising to build an internet-based business with real competitive advantages. Its multi-tenant and multi-site, customizable platform allows niche, channel and local Web properties to rapidly offer career services to job seekers and employers, while simultaneously driving advertising sales. Beyond.com is also a leader in the transition from print to online recruitment, a field where online job listings are projected to hit $11 billion by 2011. Already one of the industry’s leading career platforms, Beyond.com is well positioned for growth by expanding its partner network and generating more revenue opportunities from targeted, local job advertisements.

Bridgevine, Inc. (formerly Broadband National, Inc.)	(Safeguard Ownership: 20.9%)
     General. Bridgevine (www.bridgevine.com) is an internet media company that uses its unique marketing platform to power a variety of online customer acquisition programs, such as shopping websites, email campaigns, search engine marketing and kiosks. Bridgevine simplifies the online experience, enabling end-users to purchase services such as high speed internet, digital phone, VoIP, digital TV, home security, internet security and music. Bridgevine is expanding into new vertical markets and continuing development of its technology platform (which is also licensed by merchandisers, call centers, and big box retailers). Founded to capitalize on a fragmented and confusing online services marketplace, Bridgevine supplies a simplified shopping experience coupled with unique content and promotions, education and comparison services to end-users. Residential and small business customers can use Bridgevine’s website (powered by its technology platform) to compare thousands of digital services offerings from more than 100 key advertisers. Bridgevine’s advertising partners include an impressive list of market leaders including Comcast, AT&T, Charter, Real Networks, Dlink, Vonage, Netflix, Qwest, Time Warner and Verizon.
     Opportunity. Bridgevine’s technology platform provides a single point of contact for consumers, exposing them to a wide range of digital service providers with a single interface. Consistent with our strategic focus, Bridgevine has developed an internet-based business solution to a business and consumer need. Bridgevine participates in the large and growing customer generation segment of market for digital services in the U.S., which has been projected to grow to $10 billion by 2014. Bridgevine’s technology platform facilitates the rapid adoption of emerging digital services such as VoIP, digital music downloads and satellite radio by allowing efficient and effective consumer comparison. As additional services migrate to the digital domain, Bridgevine will be well positioned to take advantage of broader market opportunities.

Cellumen, Inc.	(Safeguard Ownership: 40.3%)
     General. Cellumen (www.cellumen.com) delivers proprietary services and products to support drug discovery and development. By leveraging their cellular systems biology (“CSB”) technology, Cellumen’s objective is to improve the efficacy, decrease the toxicity and optimize patient stratification and treatment for pharmaceutical companies’ new and existing drugs. The company’s functional biology approach tags a variety of bio sensors and cell manipulation reagents within various cell types to examine their response to drugs and biologics. The goal of this approach is to obtain accurate measures of efficacy and potential toxicity of these drugs and biologics well before entering expensive clinical testing. Another goal is to improve clinical trial enrollment and increase new drug efficacy by conducting theranostic (predicting response to therapeutics) patient profiling. Cellumen is continuing to develop and commercialize its product catalog and CSB platform.
     Opportunity. Through CSB, Cellumen is striving to be the leading provider of proprietary solutions for pharmaceutical companies, thereby driving down costs and increasing the efficacy of drug development and clinical trials. Cellumen’s breakthrough technology is positioned to tap into a $2 billion market opportunity by focusing on the pharmaceutical industry’s continuous push to improve product development timelines. With the current failure rate in drug development surpassing 90%, the pharmaceutical industry has shown that it values more efficient drug discovery methods and technologies. Cellumen has positioned itself to address this need for a lucrative and expanding market.
     Other Partner Companies and Funds. We hold minority interests in a number of other companies and funds. Following are summary descriptions of some of these companies, none of which are consolidated based on the level of our voting interests.

		% Owned By
		Safeguard at
Company	Description of Business	December 31, 2007

Advantedge Healthcare Solutions, Inc. (www.ahsrcm.com)	Advanced medical billing software and services provider, operating both as a business process outsourcer (BPO) and an applications services provider (ASP). AHS employs proprietary, web-based technology and continuous business process improvement methods to increase the operating efficiencies of medical billing and to improve results for its physician customers.	35.2%

Authentium, Inc. (www.authentium.com)	Developer of security software as a service (SaaS) technologies and systems. Its Extensible Security Platform (ESP) allows users to customize security technologies from Authentium and others into their products and services. Authentium’s customers—ISPs, cable companies, carriers and other service providers—in turn distribute these bundled solutions to residential and enterprise customers. Authentium also offers SafeCentral, a web service providing protection against identity theft in web transactions.	19.9%

Neuronyx, Inc. (www.neuronyx.com)	Development-stage biopharmaceutical company, developing cell based therapeutic products. Neuronyx leverages the ability of adult bone marrow-derived cells to repair, regenerate and remodel tissue in acute and chronic disease settings.	6.8%

NextPoint Networks, Inc. (formerly NexTone Communications, Inc.) (www.nextpointnetworks.com)	Developer of carrier-grade interconnect, access and fixed-mobile connectivity (FMC) solutions that enable operators to navigate the borders among growing and evolving fixed and mobile networks. These solutions are provided through NextPoint’s IntelliConnect System, which includes six products and three hardware platforms built to deliver intelligent, secure and scalable session management among fixed, mobile and blended IP networks. NextPoint products, as standalone devices or in combination with other members of the IntelliConnect System, make increasingly complex networks easier to manage.	16.5%

		% Owned By
		Safeguard at
Company	Description of Business	December 31, 2007

NuPathe, Inc. (www.nupathe.com)	Specialty pharmaceutical company focused on acquiring and developing innovative therapeutic products for the treatment of neurological or psychiatric disease. NuPathe’s lead product is a transdermal patch that delivers the drug, sumatriptan, for the treatment of migraines. The ability to deliver migraine medication through a fast and long-acting transdermal patch may provide an alternative for the large percentage of migraine patients who suffer from nausea, vomiting or migraine recurrence. NuPathe has an additional product in preclinical development for Parkinson’s disease.	26.2%

Portico Systems, Inc. (www.porticosys.com)	Software solutions provider for regional and national health plans looking to optimize provider network operations and streamline business processes. The Portico Provider Platform is a suite of solutions that helps health plans address challenges such as growing healthcare costs, quality, consumerism, competition and regulatory changes while creating an agile infrastructure that lays a foundation for efficiency and flexibility. The Portico Provider Platform streamlines provider network processes and accelerates new revenue streams, enhancing employee effectiveness and optimizing provider relationships.	46.9%

ProModel Corporation (www.promodel.com)	Combines professional services and innovative technology to deliver business process optimization and decision support solutions to the military as well as pharmaceutical, healthcare and manufacturing and logistics industries.	49.7%

Rubicor Medical, Inc. (www.rubicor.com)	Developer of technologically-advanced, disposable, minimally-invasive breast biopsy and tumor removal devices. Rubicor’s three FDA-cleared devices represent attractive alternatives to existing procedures and technology for breast lesion biopsy and removal, resulting in a more accurate assessment of the sample.	35.7%
     We also participate in earlier stage technology and life sciences development through our interests in several private equity funds. During 2007, we provided a total of $1.4 million in funding of previously committed capital to these funds.
FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS
     Information on revenue, operating income (loss) and net income (loss) from continuing operations for each operating segment of Safeguard’s business for each of the three years in the period ended December 31, 2007 and assets as of December 31, 2007 and 2006 is contained in Note 21 to the Consolidated Financial Statements.
OTHER INFORMATION
     The operations of Safeguard and its companies are subject to environmental laws and regulations. Safeguard does not believe that expenditures relating to those laws and regulations will have a material adverse effect on the business, financial condition or results of operations of Safeguard.
AVAILABLE INFORMATION
     All periodic and current reports, registration statements, and other filings that Safeguard is required to file with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on

Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge from the SEC’s website (http://www.sec.gov) or public reference room at 450 Fifth Street N.W., Washington, DC 20549 (1-800-SEC-0330) or through Safeguard’s internet website (http://www.safeguard.com). Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) also may be obtained free of charge, upon written request to: Investor Relations, Safeguard Scientifics, Inc., 435 Devon Park Drive, Building 800, Wayne, Pennsylvania 19087.
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
Item 1A. Risk Factors
     You should carefully consider the information set forth below. The following risk factors describe situations in which our business, financial condition or results of operations could be materially harmed, and the value of our securities may decline. You should also refer to other information included or incorporated by reference in this report.
Risks Related to our Business
Our business depends upon our ability to make good decisions regarding the deployment of capital into new or existing partner companies and, ultimately, the performance of our partner companies, which is uncertain.
     If we make poor decisions regarding the deployment of capital into new or existing partner companies our business model will not succeed. Our success as a company ultimately depends on our ability to choose the right partner companies. If our partner companies do not succeed, the value of our assets could be significantly reduced and require substantial impairments or write-offs, and our results of operations and the price of our common stock could decline. The risks relating to our partner companies include:
•	most of our partner companies have a history of operating losses or a limited operating history;

•	intensifying competition affecting the products and services our partner companies offer could adversely affect their businesses, financial condition, results of operations and prospects for growth;

•	inability to adapt to the rapidly changing marketplaces;

•	inability to manage growth;

•	the need for additional capital to fund their operations, which we may not be able to fund or which may not be available from third parties on acceptable terms, if at all;

•	inability to protect their proprietary rights and/or infringing on the proprietary rights of others;

•	certain of our partner companies could face legal liabilities from claims made against them based upon their operations, products or work;

•	the impact of economic downturns on their operations, results and growth prospects;

•	inability to attract and retain qualified personnel; and

•	government regulations and legal uncertainties may place financial burdens on the businesses of our partner companies.
     These risks are discussed in greater detail under the caption “— Risks Related to Our Partner Companies” below.
Our partner companies (and the nature of our interests in them) could vary widely from period to period.
     As part of our strategy, we continually assess the value to our shareholders of our interests in our partner companies. We also regularly evaluate alternative uses for our capital resources. As a result, depending on market conditions, growth prospects and other key factors, we may at any time:
•	change the partner companies on which we focus;

•	sell some or all of our interests in any of our partner companies; or

•	otherwise change the nature of our interests in our partner companies.
     Therefore, the nature of our holdings could vary significantly from period to period.
     Our consolidated financial results also may vary significantly based upon which partner companies are included in our financial statements. For example:
•	For the twelve months ended December 31, 2007, we consolidated the results of operations of Acsis, Alliance Consulting, Clarient and Laureate Pharma.

•	We completed the sale of Mantas, Inc. and Pacific Title & Art Studio, Inc. (in October 2006 and March 2007, respectively), and their respective results of operations for the periods prior to such sales are presented as discontinued operations in the consolidated financial statements.
     The Bundle Transaction, expected to be consummated during the second quarter of 2008, will include the sale of three of our consolidated partner companies — Acsis, Alliance Consulting, and Laureate Pharma. See Note 24 for unaudited pro forma condensed consolidated financial information as of December 31, 2007 and for the years ended December 31, 2007, 2006 and 2005, giving effect to the Bundle Transaction.
Our business model does not rely, or plan, upon the receipt of operating cash flows from our partner companies. Our partner companies currently provide us with no cash flow from their operations. We rely on cash on hand, liquidity events and our ability to generate cash from capital raising activities to finance our operations.
     We need capital to develop new partner company relationships and to fund the capital needs of our existing partner companies. We also need cash to service and repay our outstanding debt, finance our corporate overhead and meet our existing funding commitments. As a result, we have substantial cash requirements. Our partner companies currently provide us with no cash flow from their operations. To the extent our partner companies generate any cash from operations, they generally retain the funds to develop their own businesses. As a result, we must rely on cash on hand, liquidity events and new capital raising activities to meet our cash needs. If we are unable to find ways of monetizing our holdings or to raise additional capital on attractive terms, we may face liquidity issues that will require us to curtail our new business efforts, constrain our ability to execute our business strategy and limit our ability to provide financial support to our existing partner companies.
Fluctuations in the price of the common stock of our publicly traded holdings may affect the price of our common stock.
     Fluctuations in the market prices of the common stock of our publicly traded holdings are likely to affect the price of our common stock. The market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. For example, the aggregate market value of our holdings in Clarient (Nasdaq: CLRT), our only public company holding, at December 31, 2007 was approximately $86.8 million, and at December 31, 2006 was approximately $72.8 million.

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
     We hold significant positions in our partner companies. Consequently, if we were to divest all or part of our holdings in a partner company, we may have to sell our interests at a relative discount to a price which may be received by a seller of a smaller portion. For partner companies with publicly traded stock, we may be unable to sell our holdings at then-quoted market prices. The trading volume and public float in the common stock of our publicly traded partner companies are small relative to our holdings. As a result, any significant open-market divestiture by us of our holdings in these partner companies, if possible at all, would likely have a material adverse effect on the market price of their common stock and on our proceeds from such a divestiture. Additionally, we may not be able to take our partner companies public as a means of monetizing our position or creating shareholder value.
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

     Our inability to control our partner companies also could prevent us from assisting them, financially or otherwise, or could prevent us from liquidating our interests in them at a time or at a price that is favorable to us. Additionally, our partner companies may not act in ways that are consistent with our business strategy. These factors could hamper our ability to maximize returns on our interests and cause us to recognize losses on our interests in these partner companies.
We may have to buy, sell or retain assets when we would otherwise not wish to do so in order to avoid registration under the Investment Company Act.
     The Investment Company Act of 1940 regulates companies which are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. Under the Investment Company Act, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. We refer to this test as the “40% Test.” Securities issued by companies other than majority-owned partner companies are generally considered “investment securities” for purpose of the Investment Company Act, unless other circumstances exist which actively involve the company holding such interests in the management of the underlying company. We are a company that partners with growth-stage technology and life sciences companies to build value; we are not engaged primarily in the business of investing, reinvesting or trading in securities. We are in compliance with the 40% Test. Consequently, we do not believe that we are an investment company under the Investment Company Act.
     We monitor our compliance with the 40% Test and seek to conduct our business activities to comply with this test. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively helping our partner companies in their efforts to build value. In order to continue to comply with the 40% Test, we may need to take various actions which we would otherwise not pursue. For example, we may need to retain a majority interest in a partner company that we no longer consider strategic, we may not be able to acquire an interest in a company unless we are able to obtain majority ownership interest in the company, or we may be limited in the manner or timing in which we sell our interests in a partner company. Our ownership levels also may be affected if our partner companies are acquired by third parties or if our partner companies issue stock which dilutes our majority ownership. The actions we may need to take to address these issues while maintaining compliance with the 40% Test could adversely affect our ability to create and realize value at our partner companies.
     We have material weaknesses in our internal control over financial reporting and cannot provide assurance that additional material weaknesses will not be identified in the future. Our failure to effectively maintain our internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause us to fail to meet our reporting obligations, cause investors to lose confidence in our reported financial information and/or have a negative affect on our stock price.
     We have determined that we had deficiencies in our internal control over financial reporting as of December 31, 2007 that constituted “material weaknesses” as defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5. These material weaknesses are identified in Item 9A, Controls and Procedures.
     We cannot assure that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and/or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Risks Related to our Partner Companies
Most of our partner companies have a history of operating losses or limited operating history and may never be profitable.
     Most of our partner companies have a history of operating losses or limited operating history, have significant historical losses and may never be profitable. Many have incurred substantial costs to develop and market their products, have incurred net losses and cannot fund their cash needs from operations. We expect that the operating expenses of certain of our partner companies will increase substantially in the foreseeable future as they continue to develop products and services, increase sales and marketing efforts, and expand operations.
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
     Our future success will depend on our partner companies’ ability to adapt to these rapidly evolving marketplaces. They may not be able to adequately or economically adapt their products and services, develop new products and services or establish and maintain effective distribution channels for their products and services. If our partner companies are unable to offer competitive products and services or maintain effective distribution channels, they will sell fewer products and services and forego potential revenue, possibly causing them to lose money. In addition, we and our partner companies may not be able to respond to the rapid technology changes in an economically efficient manner, and our partner companies may become or remain unprofitable.
Many of our partner companies may grow rapidly and may be unable to manage their growth.
     We expect some of our partner companies to grow rapidly. Rapid growth often places considerable operational, managerial and financial strain on a business. To successfully manage rapid growth, our partner companies must, among other things:
•	rapidly improve, upgrade and expand their business infrastructures;

•	scale up production operations;

•	develop appropriate financial reporting controls;

•	attract and maintain qualified personnel; and

•	maintain appropriate levels of liquidity.
     If our partner companies are unable to manage their growth successfully, their ability to respond effectively to competition and to achieve or maintain profitability will be adversely affected.
Based on our business model, some or all of our partner companies will need to raise additional capital to fund their operations at any given time. We may not be able to fund some or all of such amounts, and such amounts may not be available from third parties on acceptable terms, if at all.
     We cannot be certain that our partner companies will be able to obtain additional financing on favorable terms, if at all. Because our resources and our ability to raise capital are limited, we may not be able to provide our partner companies with sufficient capital resources to enable them to reach a cash flow positive position. We also may fail to accurately project the capital needs of our partner companies for purposes of our cash flow planning. If our partner companies need to but are not able to raise capital from us or other outside sources, then they may need to cease or scale back operations. In such event, our interest in any such partner company will become less valuable.
Our partner companies are subject to independent audits and the results of such independent audits could adversely impact our partner companies.
     As reported in its Form 10-K for the year ended December 31, 2007, Clarient’s independent auditors have determined that there is substantial doubt about Clarient’s ability to continue as a going concern. The going concern explanatory paragraph in Clarient’s audit opinion could have a negative impact on:
•	Clarient’s ability to extend, renew or refinance its bank credit facility or to secure additional debt or equity financing in order to fund anticipated working capital needs and capital expenditures and to execute its strategy;

•	Clarient’s relationships with existing customers or potential new customers; and

•	Clarient’s stock price.
     If any of such events were to occur, the value of our holdings in Clarient could be adversely impacted.
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
     Some of our partner companies also license intellectual property from third parties, and it is possible that they could become subject to infringement actions based upon their use of the intellectual property licensed from those third parties. Our partner companies generally obtain representations as to the origin and ownership of such licensed intellectual property; however, this may not adequately protect them. Any claims against our partner companies’ proprietary rights, with or without merit, could subject our partner companies to costly litigation and the diversion of their technical and management personnel from other business concerns. If our partner companies incur costly litigation and their personnel are not effectively deployed, the expenses and losses incurred by our partner companies will increase and their profits, if any, will decrease.
     Third parties have and may assert infringement or other intellectual property claims against our partner companies based on their patents or other intellectual property claims. Even though we believe our partner companies’ products do not infringe any third-party’s patents, they may have to pay substantial damages, possibly including treble damages, if it is ultimately determined that they do. They may have to obtain a license to sell their products if it is determined that their products infringe another person’s intellectual property. Our partner companies might be prohibited from selling their products before they obtain a license, which, if available at all, may require them to pay substantial royalties. Even if infringement claims against our partner companies are without merit, defending these types of lawsuits takes significant time, may be expensive and may divert management attention from other business concerns.
Certain of our partner companies could face legal liabilities from claims made against their operations, products or work.
     The manufacture and sale of certain of our partner companies’ products entails an inherent risk of product liability. Certain of our partner companies maintain product liability insurance. Although none of our partner companies to date have experienced any material losses, there can be no assurance that they will be able to maintain or acquire adequate product liability insurance in the future and any product liability claim could have a material adverse effect on our partner companies’ revenue and income. In addition, many of the engagements of our partner companies involve projects that are critical to the operation of their clients’ businesses. If our partner companies fail to meet their contractual obligations, they could be subject to legal liability, which could adversely affect their business, operating results and financial condition. The provisions our partner companies typically include in their contracts, which are designed to limit their exposure to legal claims relating to their services and the applications they develop, may not protect our partner companies or may not be enforceable. Also, as consultants, some of our partner companies depend on their relationships with their clients and their reputation for high-quality services and integrity to retain and attract clients. As a result, claims made against our partner companies’ work may damage their reputation, which in turn could impact their ability to compete for new work and negatively impact their revenue and profitability.
Our partner companies’ success depends on their ability to attract and retain qualified personnel.
     Our partner companies are dependent upon their ability to attract and retain senior management and key personnel, including trained technical and marketing personnel. Our partner companies also will need to continue to hire additional personnel as they expand. Some of our partner companies have employees represented by labor unions. Although these partner companies have not been the subject of a work stoppage, any future work stoppage could have a material adverse effect on their respective operations. A shortage in the availability of the requisite qualified personnel or work stoppage would limit the ability of our partner companies to grow, to increase sales of their existing products and services, and to launch new products and services.
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
     Some of our partner companies are subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as to the safety and health of manufacturing and laboratory employees. In addition, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety.
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
     Safeguard’s consolidated partner companies (as of December 31, 2007) lease various facilities throughout the United States and in certain non-U.S. locations. The physical properties occupied by each of our consolidated partner companies, under leases expiring between 2008 and 2015, are summarized below:

			Approximate
Company	Locations	Use	Square Footage

Acsis	New Jersey	Office/Sales/Development	38,000

Alliance Consulting	Pennsylvania and other locations in the U.S. and India (10 facilities)	Office/Sales/Development	83,000

Clarient	California	Office/Manufacturing/Laboratory Services	78,000

Laureate Pharma	New Jersey (three facilities)	Office/Manufacturing	76,000

     We believe that all of the existing facilities are suitable and adequate to meet the current needs of the respective partner companies. If new or additional space is needed, we believe each of the partner companies can readily obtain suitable replacement properties to support their needs on commercially reasonable terms. However, we note that Clarient’s and Laureate Pharma’s facilities are operated under and subject to various federal, state and local permits, rules and regulations. As a result, any extended interruption in the availability of these facilities could have a material adverse effect on the results of operations of the respective companies.
Item 3. Legal Proceedings
     We, as well as our partner companies, are involved in various claims and legal actions arising in the ordinary course of business. While in the current opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations, no assurance can be given as to the outcome of these lawsuits, and one or more adverse rulings could have a material adverse effect on our consolidated financial position and results of operations, or that of our partner companies. See Note 17 for a discussion of ongoing claims and legal actions.
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2007.
ANNEX TO PART I — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	Executive Officer Since

Peter J. Boni	62	President, Chief Executive Officer and Director	2005
James A. Datin	45	Executive Vice President and Managing Director, Life Sciences	2005
Raymond J. Land	63	Senior Vice President and Chief Financial Officer	2007
John A. Loftus	46	Executive Vice President and Managing Director, Technology	2004
Brian J. Sisko	47	Senior Vice President and General Counsel	2007
     Mr. Boni joined Safeguard as President and Chief Executive Officer in August 2005. Prior to joining Safeguard, Mr. Boni was an Operating Partner for Advent International, a global private equity firm with $10 billion under management, from April 2004 to August 2005; Chairman and Chief Executive Officer of Surebridge, Inc., an applications outsourcer serving the mid-market, from March 2002 to April 2004; Managing Principal of Vested Interest LLC, a management consulting firm, from January 2001 to March 2002; and President and Chief Executive Officer of Prime Response, Inc., an enterprise applications software provider, from February 1999 to January 2001. Mr. Boni is a director of Clarient, Inc.
     Mr. Datin joined Safeguard as Executive Vice President and Managing Director, Life Sciences Group in September 2005. Mr. Datin served as Chief Executive Officer of Touchpoint Solutions, Inc., a provider of software that enables customers to develop and deploy applications, content and media on multi-user interactive devices, from December 2004 to June 2005; Group President in 2004, and as Group President, International, from 2001 to 2003, of Dendrite International, a provider of sales, marketing, clinical and compliance solutions and services to global pharmaceutical and other life sciences companies; and Group Director, Corporate Business Strategy and Planning at GlaxoSmithKline, from 1999 to 2001, where he also was a member of the company’s Predictive Medicine Board of Directors that evaluated acquisitions and alliances. His prior experience also includes international assignments with and identifying strategic growth opportunities for E Merck and Baxter. Mr. Datin is a director of Clarient, Inc.

     Mr. Land joined Safeguard as Senior Vice President and Chief Financial Officer in June 2007. Prior to joining Safeguard, Mr. Land served as Executive Vice President and Chief Financial Officer from August 2006 through May 2007 of Medcenter Solutions, Inc., a global pharmaceutical marketing company specializing in online solutions for physicians, patients and sales representatives; Senior Vice President and Chief Financial Officer from June 2005 to July 2006 of Orchid Cellmark, Inc., a publicly traded DNA profiling company; Senior Vice President and Chief Financial Officer from 1997 to June 2005, of Genencor International, Inc., a biotechnology company; Senior Vice President, Chief Financial Officer of West Pharmaceutical Services, Inc., a publicly traded global manufacturer of packing and drug delivery products; multiple financial and managerial roles at Campbell Soup Company; and audit manager at Coopers & Lybrand (now PricewaterhouseCoopers). Mr. Land is a director of Anika Therapeutics, Inc., a publicly traded manufacturer of therapeutic products.
     Mr. Loftus joined Safeguard in May 2002, became Senior Vice President and Chief Technology Officer in December 2003 and Executive Vice President and Managing Director, Technology Group in September 2005. Mr. Loftus is a founder of Gestalt LLC where he served as Chief Technology Officer from September 2001 to May 2002. Mr. Loftus served as Senior Vice President, e-Solutions (and in other executive roles) at Breakaway Solutions from May 1999 until August 2001 (Breakaway Solutions filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in September 2001); and served as Senior Vice President and Chief Technology Officer of WPL Laboratories from February 1997 to May 1999. Mr. Loftus spent the first 14 years of his career in a variety of executive, management and engineering positions at GE and PECO Energy.
     Mr. Sisko joined Safeguard as Senior Vice President and General Counsel in August 2007. Prior to joining Safeguard, Mr. Sisko served as Chief Legal Officer, Senior Vice President and General Counsel of Traffic.com (at the time, a public company), a former partner company of Safeguard that is a leading provider of accurate, real-time traffic information in the United States, from February 2006 until June 2007 (following its acquisition by NAVTEQ Corporation in March 2007); Chief Operating Officer from February 2005 to January 2006 of Halo Technology Holdings, Inc., a public holding company for enterprise software businesses (Halo Technology Holdings filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in August 2007); ran B/T Business and Technology, an advisor and strategic management consultant to a variety of public and private companies, from January 2002 to February 2005; and was a Managing Director from April 2000 to January 2002, of Katalyst, LLC, a venture capital and consulting firm. Mr. Sisko also previously served as Senior Vice President—Corporate Development and General Counsel of National Media Corporation, at the time a New York Stock Exchange-listed multi-media marketing company with operations in 70 countries, and as a partner in the corporate finance, mergers and acquisitions practice group of the Philadelphia-based law firm, Klehr, Harrison, Harvey, Branzburg & Ellers LLP.
PART II.
     Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Safeguard’s common stock is listed on the New York Stock Exchange (Symbol: SFE). The high and low sale prices reported within each quarter of 2007 and 2006 are as follows:

	High	Low
Fiscal year 2007:
First quarter	$3.15	$2.31
Second quarter	3.28	2.40
Third quarter	2.77	1.87
Fourth quarter	2.55	1.74

Fiscal year 2006:
First quarter	$2.57	$1.77
Second quarter	2.90	1.91
Third quarter	2.30	1.71
Fourth quarter	2.55	1.92

     The high and low sale prices reported in the first quarter of 2008 through March 28, 2008 were $1.92 and $1.42, respectively, and the last sale price reported on March 28, 2008, was $1.53. No cash dividends have been declared in any of the years presented, and Safeguard has no present intention to declare cash dividends.
     As of March 28, 2008, there were approximately 37,800 beneficial holders of Safeguard’s common stock.
     The following graph compares the cumulative total return on $100 invested in our common stock for the period from December 31, 2002 through December 31, 2007 with the cumulative total return on $100 invested for the same period in the Russell 2000 Index and the Dow Jones Wilshire 4500 Index. In light of the diverse nature of Safeguard’s business and based on our assessment of available published industry or line-of-business indices, we determined that no single industry or line-of-business index would provide a meaningful comparison to Safeguard. Further, we did not believe that we could readily identify an appropriate group of industry peer companies for this comparison. Accordingly, under SEC rules, we selected the Dow Jones Wilshire 4500 Index, a published market index in which the median market capitalization of the included companies is similar to our own. Safeguard’s common stock is included as a component of the Russell 2000 and Dow Jones Wilshire 4500 indices.
Comparison of Cumulative Total Returns
•	Assumes reinvestment of dividends. We have not distributed cash dividends during this period.

•	Assumes an investment of $100 on December 31, 2002.

Item 6. Selected Consolidated Financial Data
     The following table sets forth our selected consolidated financial data for the five-year period ended December 31, 2007. The selected consolidated financial data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Consolidated Financial Statements and Notes thereto included in this report. The historical results presented herein may not be indicative of future results. During the five-year period ended December 31, 2007, certain consolidated partner companies, or components thereof, were sold. These businesses are reflected in discontinued operations through their respective disposal dates: Pacific Title & Art Studio (March 2007), Clarient’s technology group (March 2007), Mantas (October 2006), Alliance Consulting’s Southwest region business (July 2006), Laureate Pharma’s Totowa, New Jersey operation (December 2005) and CompuCom (October 2004).

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$99,965	$67,012	$122,069	$142,074	$126,014
Short-term investments	590	94,155	31,770	33,555	7,081
Restricted cash	—	—	1,098	1,069	1,019
Cash held in escrow	22,686	19,398	—	—	—
Working capital of continuing operations	78,472	128,562	140,117	167,322	127,310
Total assets of continuing operations	391,862	414,142	354,037	381,543	312,446
Long-term debt, net of current portion	4,746	4,010	5,170	9,572	2,089
Other long-term liabilities	9,765	10,319	13,369	11,123	12,448
Convertible subordinated notes	—	—	—	—	200,000
Convertible senior debentures-non-current	129,000	129,000	145,000	150,000	—
Total shareholders’ equity	154,639	211,759	164,975	201,230	236,171
     Certain amount for prior periods in the Consolidated Financial Statements have been reclassified to conform with current period presentations.

Consolidated Statements of Operations Data

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands except per share amounts)

Revenue	$176,119	$162,642	$103,775	$76,214	$87,848

Operating Expenses:
Cost of sales	124,739	118,749	81,437	55,060	59,075
Selling, general and administrative	97,108	93,016	66,309	64,830	60,544
Research and development	2,407	2,501	125	599	2,091
Purchased in-process research and development	—	—	1,974	—	—
Amortization of intangible assets	2,024	2,498	1,092	1,189	637
Goodwill impairment	5,438	—	—	—	15,968

Total operating expenses	231,716	216,764	150,937	121,678	138,315

Operating loss	(55,597)	(54,122)	(47,162)	(45,464)	(50,467)
Other income (loss), net	(4,866)	5,559	7,066	38,722	48,838
Recovery (impairment) — related party	12	360	28	(3,400)	(659)
Interest income	7,539	6,907	4,974	2,592	2,156
Interest expense	(7,660)	(6,630)	(6,365)	(9,525)	(11,784)
Equity loss	(14,143)	(3,267)	(6,597)	(14,534)	(17,179)
Minority interest	5,829	6,112	6,922	7,709	297

Net loss from continuing operations before income taxes	(68,886)	(45,081)	(41,134)	(23,900)	(28,798)
Income tax benefit (expense)	781	1,186	230	159	(251)

Net loss from continuing operations	(68,105)	(43,895)	(40,904)	(23,741)	(29,049)
Income (loss) from discontinued operations, net of tax	3,272	89,803	8,834	(31,079)	(4,282)

Net income (loss)	$(64,833)	$45,908	$(32,070)	$(54,820)	$(33,331)

Basic Income (Loss) Per Share:
Net loss from continuing operations	$(0.56)	$(0.36)	$(0.34)	$(0.20)	$(0.25)
Net income (loss) from discontinued operations	0.03	0.74	0.07	(0.26)	(0.03)

Net income (loss)	$(0.53)	$0.38	$(0.27)	$(0.46)	$(0.28)

Diluted Income (Loss) Per Share:
Net loss from continuing operations	$(0.56)	$(0.36)	$(0.34)	$(0.20)	$(0.25)
Net income (loss) from discontinued operations	0.03	0.74	0.07	(0.26)	(0.05)

Net income (loss)	$(0.53)	$0.38	$(0.27)	$(0.46)	$(0.30)

Shares used in computing:
Basic and diluted income (loss) per share	122,352	121,476	120,845	119,965	118,486
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
Overview
     Safeguard’s charter is to build value in growth-stage technology and life sciences businesses. We provide capital as well as a range of strategic, operational and management resources to our partner companies. Safeguard participates in expansion financings, corporate spin-outs, management buy-outs, recapitalizations, industry consolidations and early-stage financings. Our vision is to be the preferred catalyst for creating great technology and life sciences companies.
     We strive to create long-term value for our shareholders through building value in our partner companies. We help our partner companies in their efforts to increase market penetration, grow revenue and improve cash flow in order to create long-term value. We concentrate on companies that operate in two categories:
     Technology — including companies focused on providing software as a service (SaaS), technology-enabled services and vertical software solutions for the financial services sector, internet-based businesses, healthcare information technology; and
     Life Sciences — including companies focused on molecular and point-of-care diagnostics, medical devices and specialty pharmaceuticals.
Principles of Accounting for Ownership Interests in Partner Companies
     We account for our interests in our partner companies and private equity funds using three methods: consolidation, equity or cost. The accounting method applied is generally determined by the degree of our influence over the entity, primarily determined by on our voting interest in the entity.
     Consolidation Method. We account for our partner companies in which we directly or indirectly own more than 50% of the outstanding voting securities using the consolidation method of accounting. We reflect the participation of other partner company stockholders in the income or losses of our consolidated partner companies as Minority Interest in the Consolidated Statements of Operations. Minority interest adjusts our consolidated operating results to reflect only our share of the earnings or losses of the consolidated partner companies. If there is no minority interest balance remaining on the Consolidated Balance Sheets related to the respective partner company, we record 100% of the consolidated partner company’s losses; we record 100% of subsequent earnings of the partner company to the extent of such previously recognized losses in excess of our proportionate share.
     Equity Method. We account for partner companies whose results are not consolidated, but over whom we exercise significant influence, using the equity method of accounting. We also account for our interests in some private equity funds under the equity method of accounting, depending on our respective general and limited partner interests. Under the equity method of accounting, our share of the income or loss of the company is reflected in Equity Loss in the Consolidated Statements of Operations. We report our share of the income or loss of the equity method partner companies on a one quarter lag.
     When the carrying value of our holding in an equity method partner company is reduced to zero, no further losses are recorded in our Consolidated Statements of Operations unless we have outstanding guarantee obligations or have committed additional funding to the equity method partner company. When the equity method partner company subsequently reports income, we will not record our share of such income until it equals the amount of our share of losses not previously recognized.
     Cost Method. We account for partner companies which are not consolidated or accounted for under the equity method using the cost method of accounting. Under the cost method, our share of the income or losses of such partner companies is not included in our Consolidated Statements of Operations. However, the effect of the change in market value of cost method partner company holdings classified as trading securities is reflected in Other income (loss), net in the Consolidated Statements of Operations.
Critical Accounting Policies and Estimates
     Accounting policies, methods and estimates are an integral part of the Consolidated Financial Statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements as described in Note 1 to our Consolidated Financial Statements, areas that are particularly significant include the following:
•	Revenue recognition;

•	Impairment of long-lived assets;

•	Goodwill impairment;

•	Impairment of ownership interests in and advances to companies;

•	Income taxes;

•	Commitments and contingencies; and

•	Stock-based compensation.
Revenue Recognition
     During 2007, 2006 and 2005, our revenue from continuing operations was primarily attributable to Acsis (since December 2005), Alliance Consulting, Clarient and Laureate Pharma.

     Acsis generates revenue from (i) software fees, which consist of revenue from the licensing of software, (ii) services revenue, which consist of fees from consulting, implementation and training services, plus customer support services, and (iii) hardware and reimbursed project expenses. Acsis recognizes software fees in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. Acsis recognizes software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the products has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is probable. Acsis generally recognizes license revenue using the “residual method” when there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting. For those contracts that contain significant customization or modifications, license revenue is recognized using the percentage-of-completion method. Acsis recognizes revenue from professional consulting services under fixed-price arrangements, using the proportional-performance method based on direct labor costs incurred to date as a percentage of total estimated labor costs required to complete the project. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. Acsis recognizes hardware revenue upon shipment by the vendor to the customer unless the hardware is an element of an arrangement that includes services involving significant customization or modifications to software, in which case, hardware revenue is bundled with the software and services, and recognized on a percentage-of-completion basis.
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
     Clarient generates revenue from diagnostic services and recognizes such revenue at the time of completion of services at amounts equal to the contractual rates allowed from third parties including Medicare, insurance companies and, to a small degree, private-pay patients. These expected amounts are based both on Medicare allowable rates and Clarient’s collection experience with other third-party payors.
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
Impairment of Long-Lived Assets
     We test long-lived assets, including property and equipment and amortizable intangible assets, for recoverability whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We evaluate the recoverability of an asset by comparing its carrying amount to the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If the undiscounted cash flows are not sufficient to recover the carrying amount, we measure any impairment loss as the excess of the carrying amount of the asset over its fair value.
     The carrying value of net intangible assets at December 31, 2007 was $10.0 million. The carrying value of net property and equipment at December 31, 2007 was $35.6 million.

Impairment of Goodwill
     We conduct an annual review for impairment of goodwill as of December 1st and as otherwise required by circumstances or events. Additionally, on an interim basis, we assess the impairment of goodwill whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors that we consider important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results, significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in a company’s stock price for a sustained period.
     We test for impairment at a “reporting unit” level (same as or one level below an operating segment as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”). If we determine that the fair value of a reporting unit is less than its carrying value, we assess whether goodwill of the reporting unit is impaired. To determine fair value, we use a number of valuation methods including quoted market prices, discounted cash flows and revenue and acquisition multiples. Depending on the complexity of the valuation and the significance of the carrying value of the goodwill to the Consolidated Financial Statements, we may engage an outside valuation firm to assist us in determining fair value. As an overall check on the reasonableness of the fair values attributed to our reporting units, we will consider comparing the aggregate fair values for all reporting units with our average total market capitalization for a reasonable period of time.
     In 2007, the Company conducted a goodwill impairment review related to its Alliance Consulting segment, due to underperformance relative to historical and expected operating results. The Company engaged an outside valuation firm to assist in determining the fair value of Alliance Consulting using valuation methods which included discounted cash flows and revenue and acquisition multiples for comparable public companies. The Company determined that the carrying value of Alliance Consulting exceeded its fair value, indicating a potential impairment of goodwill. The Company then estimated the implied fair value of the Alliance Consulting goodwill. The excess of the carrying value of goodwill over the implied fair value of goodwill was $5.4 million, which amount was recognized as an impairment loss within Goodwill impairment in the Consolidated Statements of Operations.
     The carrying value of goodwill at December 31, 2007 was $76.8 million.
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
Impairment of Ownership Interests In and Advances to Companies
     On a periodic basis (but no less frequently than at the end of each quarter) we evaluate the carrying value of our equity and cost method partner companies for possible impairment based on achievement of business plan objectives and milestones, the financial condition and prospects of the company and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. We then determine whether there has been an other than temporary decline in the value of our ownership interest in the company. Impairment to be recognized is measured as the amount by which the carrying value of an asset exceeds its fair value.
     The fair value of privately held partner companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies or based on other valuation methods including discounted cash flows, valuation of comparable public companies and the valuation of acquisitions of similar companies. The fair value of our ownership interests in private equity funds is generally determined based on the value of our pro rata portion of the funds’ net assets and estimated future proceeds from sales of investments provided by the funds’ managers.
     The new carrying value of a partner company is not increased if circumstances suggest the value of the partner company has subsequently recovered.
     Our partner companies operate in industries which are rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the ultimate recoverability of the carrying value of ownership interests in and advances to companies could change in the near term and that the effect of such changes on our Consolidated Financial Statements could be material. While we believe that the current recorded carrying values of our equity and cost method companies are not impaired, there can be no assurance that our future results will confirm this assessment or that a significant write-down or write-off will not be required in the future.
     Total impairment charges related to ownership interests in and advances to our equity and cost method partner companies are included in the following table:

	Year Ended December 31,
Accounting Method	2007	2006	2005
	(in millions)
Equity	$—	$—	$—
Cost	5.3	—	1.4

Total	$5.3	$—	$1.4

     Impairment charges related to equity method partner companies are included in Equity loss in the Consolidated Statements of Operations. Impairment charges related to cost method partner companies are included in Other income, net in the Consolidated Statements of Operations.
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
Commitments and Contingencies
     From time to time, we are a defendant or plaintiff in various legal actions which arise in the normal course of business. Additionally, we have received distributions as both a general partner and a limited partner from certain private equity funds. In certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (the “clawback”). We are also a guarantor of various third-party obligations and commitments and are subject to the possibility of various loss contingencies arising in the ordinary course of business. We are required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease our earnings in the period the changes are made.

Stock-Based Compensation
     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” prior to January 1, 2006, we accounted for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we recorded no compensation expense for stock options issued to employees at fair market value.
     On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. We adopted SFAS No. 123(R) using the modified prospective method. Accordingly, we have not restated prior period amounts. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
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
Results of Operations
     We present our four consolidated partner companies as separate segments — Acsis, Alliance Consulting, Clarient and Laureate Pharma. We report results of operations of our other partner companies in which we hold less than a majority interest and our ownership in private equity funds in a segment called “Other Companies”; this segment also includes the gain or loss on the sale of partner companies and funds, except for gains and losses included in discontinued operations.
     Our management evaluates segment performance based on segment revenue, operating income (loss) and income (loss) before income taxes, which reflects the portion of income (loss) allocated to minority stockholders.
     “Other items” include certain expenses which are not identifiable to the operations of our operating segments. Other items primarily consist of general and administrative expenses related to our corporate operations, including employee compensation, insurance and professional fees (including legal, finance and consulting). Other items also include interest income, interest expense and income taxes, which are reviewed by management independent of segment results.
     The following tables reflect our consolidated operating data by reportable segment. Segment results include our consolidated partner companies, our share of income or losses of partner companies accounted for under the equity method, impairment charges, gains or losses related to the disposition of partner companies and the mark-to-market of trading securities. All significant inter-segment activity has been eliminated in consolidation. Accordingly, segment results reported by us exclude the effect of transactions between us and our consolidated partner companies and among our consolidated partner companies. Each of Alliance Consulting, Acsis and Laureate Pharma are expected to be sold in the second quarter of 2008 in connection with the Bundle Transaction.

     Our operating results, including net income (loss) before income taxes by segment, were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Acsis	$(8,284)	$(8,264)	$(2,556)
Alliance Consulting	(10,732)	127	(1,194)
Clarient	(7,379)	(7,481)	(8,912)
Laureate Pharma	(3,728)	(9,737)	(10,870)
Other companies	(19,499)	(2,455)	(791)

Total segments	(49,622)	(27,810)	(24,323)

Other items:
Corporate operations	(19,264)	(17,271)	(16,811)
Income tax benefit	781	1,186	230

Total other items	(18,483)	(16,085)	(16,581)

Net loss from continuing operations	(68,105)	(43,895)	(40,904)
Income from discontinued operations, net of taxes	3,272	89,803	8,834

Net income (loss)	$(64,833)	$45,908	$(32,070)

     Included in the above was stock-based compensation expense, which for the years ended December 31, 2007 and 2006 reflected the adoption of SFAS No. 123(R) as follows:

	Stock-Based Compensation
	Year Ended December 31,
	2007	2006	2005
		(In thousands)
Acsis	$463	$208	$—
Alliance Consulting	585	1,016	329
Clarient	1,820	1,211	440
Laureate Pharma	205	165	—

Total segment results	3,073	2,600	769
Other items (corporate operations)	3,530	4,037	1,265

	$6,603	$6,637	$2,034

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

Acsis
     Results for the year ended December 31, 2005 include only the period from acquisition, December 2, 2005, through December 31, 2005.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Revenue	$20,344	$18,634	$2,022

Operating expenses:
Cost of sales	15,087	13,239	1,689
Selling, general and administrative	9,981	10,182	688
Research and development	2,407	2,501	124
Purchased in-process research and development	—	—	1,974
Amortization of intangibles	1,053	1,488	126

Total operating expenses	28,528	27,410	4,601

Operating loss	(8,184)	(8,776)	(2,579)
Interest, net	(100)	101	2
Minority interest	—	411	21

Net loss before income taxes	$(8,284)	$(8,264)	$(2,556)

     Acsis is a provider of software and service solutions that assist businesses and governmental entities in making their supply chains safe, secure and efficient. Acsis’ solutions facilitate track-and-trace, automate data collection, streamline processes and provide real-time access to supply chain information.
     Acsis’ solutions include process-automation platforms, pre-built processes and workflows appliances, automated SAP integration and serialization technologies.
     Acsis’ competition generally comes from large, diversified software or consulting businesses or niche providers with a variety of individual solutions. Acsis differentiates itself by proving a single, integrated platform which can be used across the entire supply chain to increase efficiencies and reduce operational costs.
     Acsis’ revenue is derived from (i) software fees, which consist of revenue from the licensing of software, (ii) services revenue, which consist of fees from consulting, implementation and training services, plus customer support services; and (iii) hardware and reimbursed project expenses.
     At December 31, 2007, we owned a 96.2% voting interest in Acsis.
Year ended December 31, 2007 versus year ended December 31, 2006
     Revenue. Revenue increased $1.7 million or 9.2% in 2007 as compared to 2006. The increase was primarily due to a $1.0 million increase in hardware revenue and a $0.5 million increase in software fees, partially offset by a $0.2 million decline in services revenue. The software fees increase was driven by certain license agreements signed during 2007. Hardware sales fluctuate significantly from period to period due to the timing of customer orders. In 2007, three customers each represented more than 10% of Acsis’ revenue.
     Cost of Sales. Cost of sales increased $1.8 million or 14.0% in 2007 as compared to 2006. The increase was primarily due to an increase in service costs of $0.6 million and hardware costs of $0.9 million. The increase in hardware costs was driven by the increase in hardware sales volume, while the increase in service costs was a result of additional resources related to the implementation of several projects. Gross margins were 25.8% and 29.0% for 2007 and 2006, respectively. Gross margins declined 3.2% in 2007 as compared to 2006 due to additional resources required in 2007 for the implementation of several projects. Gross margins are expected to modestly improve in 2008 as compared to 2007 due to expected operating efficiencies.

     Selling, General and Administrative. Selling, general and administrative expenses declined $0.2 million or 2.0% in 2007 as compared to 2006. The decline was attributable to several cost savings initiatives during 2007, including a reduction in headcount. Selling, general and administrative expenses were 49.0% of revenue in 2007 and 54.6% of revenue in 2006.
     Research and Development. Research and development expenses declined $0.1 million or 3.8% in 2007 as compared to 2006. The decrease was a result of reduced use of outside contractors in 2007.
     Amortization of Intangibles. Amortization of intangibles decreased $0.4 million or 29.2% in 2007 as compared to 2006. The decrease was due to an intangible asset with a life of one year that was fully amortized in 2006.
     Net Loss Before Income Taxes. Net loss in 2007 was consistent with 2006. Increases in revenue and reductions in selling, general and administrative costs, and research and development costs were partially offset by increases in cost of sales and net interest expense.
Year ended December 31, 2006 versus year ended December 31, 2005
     Results for the year ended December 31, 2005 include only the period from acquisition, December 2, 2005, through December 31, 2005. Accordingly, revenue, cost of sales, selling, general and administrative expense, research and development and amortization of intangibles were all higher in 2006 compared to the reported 2005 period.
     Gross margins were 29.0% and 16.5% for 2006 and 2005, respectively. Gross margins increased 12.5% in 2006 as compared to 2005 due to a shift in sales mix from predominantly hardware to a majority of software and services. The purchased in-process research and development charge of $2.0 million in 2005 represents the value assigned in the Acsis purchase price allocation as of the acquisition date.
Alliance Consulting
     The financial information presented below does not include the results of operations of Alliance Consulting’s Southwest region business, which is reported in discontinued operations for periods through its sale during the second quarter of 2006. For the years ended December 31, 2006 and 2005, the Southwest region business generated revenue of $3.1 million and $11.2 million and net income of $1.6 million (including a gain on the sale of $1.6 million) and $0.9 million, respectively.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Revenue	$85,673	$104,571	$82,604

Operating expenses:
Cost of sales	63,335	73,837	57,030
Selling, general and administrative	25,952	28,916	25,030
Amortization of intangibles	971	1,010	966
Goodwill impairment	5,438	—	—

Total operating expenses	95,696	103,763	83,026

Operating income (loss)	(10,023)	808	(422)
Other income (loss), net	223	157	(7)
Interest, net	(1,012)	(818)	(771)
Minority interest	80	(20)	6

Net income (loss) from continuing operations before income taxes	$(10,732)	$127	$(1,194)

     Alliance Consulting is a national business intelligence consultancy providing services primarily to Fortune 2000 clients in the pharmaceutical, financial services, manufacturing industries and high tech. Alliance Consulting specializes in information management (which is comprised of a full range of business intelligence solutions from data acquisition and warehousing to master data management, analytics and reporting) and application services (which includes software development, integration, testing and application support delivered through a high-quality and cost effective hybrid global delivery model). Alliance Consulting has developed a strategy focused on enabling business intelligence through the application of domain experience and custom-tailored project teams to deliver software solutions and consulting services.
     Alliance Consulting’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period because its fiscal year ends on the Saturday closest to December 31. Fiscal years 2007, 2006 and 2005 ended on December 29, 2007, December 30, 2006 and December 31, 2005, respectively References to a year included in this section refer to a fiscal year rather than a calendar year.
     Global economic conditions continue to cause companies to be cautious about increasing their use of consulting and IT services. Alliance Consulting continues to experience pricing pressure from competitors as well as from clients facing pressure to control costs. Alliance Consulting competes with larger IT services companies with greater resources and more developed offshore delivery organizations. In addition, the growing use of offshore resources to provide lower cost service delivery capabilities within the industry continues to place pressure on pricing and revenue. Alliance Consulting expects to continue to focus on maintaining and growing its blue chip client base and providing high-quality solutions and services to its clients.
     In July 2006, Alliance Consulting completed the purchase of specific assets and assumed certain liabilities of Fusion Technologies, Inc. (“Fusion”), a provider of strategic information technology solutions to rapidly growing organizations within the United States. In October 2004, Alliance Consulting acquired Mensamind, Inc. (“Mensamind”), a software development company based in Hyderabad, India. These acquisitions provided Alliance Consulting substantial offshore capabilities for new and existing clients.
     In the third quarter of 2007, we conducted a goodwill impairment review related to the Alliance Consulting segment due to underperformance relative to historical and expected operating results. We engaged an outside valuation firm to assist in determining the fair value of Alliance Consulting using valuation methods which included discounted cash flows and revenue and acquisition multiples for comparable public companies. We determined that the carrying value of Alliance Consulting exceeded its fair value, indicating a potential impairment of goodwill. We then estimated the implied fair value of the Alliance Consulting goodwill. The excess of the carrying value of goodwill over the implied fair value of goodwill was $5.4 million, which amount was recognized as an impairment loss within Goodwill impairment in the Consolidated Statements of Operations.
     At December 31, 2007, we owned 99.3% of Alliance Consulting.
Year ended December 31, 2007 versus year ended December 31, 2006
     Revenue. Revenue, including reimbursement of expenses, decreased $18.9 million, or 18.1% in 2007 as compared to 2006. The decrease can be attributed principally to the early termination of a significant customer contract as a result of the acquisition of the client by another party and the completion of other larger contracts which were not replaced with new engagements. Alliance Consulting has restructured its organization and is continuing to implement an improvement plan, which provides for improving sales team productivity, implementing delivery management efficiencies and discontinuing lower margin projects. In 2007, two customers each represented more than 10% of Alliance Consulting’s revenue.
     Alliance Consulting will continue to leverage its Outsourcing, Master Data Management and Global Delivery capabilities to facilitate growth in all of its vertical market sectors. Clients continue to award projects in multiple phases resulting in extended sales cycles and gaps between phases.
     Cost of Sales. Cost of sales decreased $10.5 million, or 14.2% in 2007 as compared to 2006. This decrease was primarily a result of the decline in revenue. Gross margins were 26.1% and 29.4% for the years 2007 and 2006, respectively. Gross margins declined 3.3% in 2007 as compared to 2006 due to the decline in revenue and the fixed nature of certain costs.

     Selling, General and Administrative. Selling, general and administrative expenses decreased $3.0 million, or 10.3% in 2007 as compared to 2006. Primarily contributing to the decrease was a $1.8 million decline in variable compensation as a result of lower revenue and operating results in 2007 compared to 2006. Professional fees decreased $0.4 million in 2007 as compared to 2006. Also, travel and entertainment related expenses declined $0.4 million in 2007 as compared to 2006 due to decreased consulting project activity during the current year. Selling, general and administrative expenses were 30.3% of revenue in 2007 versus 27.7% of revenue in 2006.
     Interest, Net. Interest expense increased $0.2 million or 23.7% in 2007 as compared to 2006 primarily as a result of higher average outstanding borrowings under the credit facility and an increase in interest rates.
     Net Income (Loss) Before Income Taxes. Net loss increased $10.9 million in 2007 as compared to 2006. The increase was related primarily to a $5.4 million goodwill impairment charge and a $18.9 million revenue decrease, partially offset by decreases in cost of sales and selling, general and administrative expenses.
Year ended December 31, 2006 versus year ended December 31, 2005
     Revenue. Revenue, including reimbursement of expenses, increased $22.0 million, or 26.6% in 2006 as compared to 2005. This increase was due to the Fusion acquisition in July 2006, contributing approximately $7.8 million of revenue, growth in existing accounts as well as the development of new key accounts; plus the expansion of Alliance Consulting’s Outsourcing, Master Data Management and Global Delivery services. In Outsourcing engagements, Alliance Consulting assumes responsibility for managing a client’s business applications with the goal of improving reliability and performance of those applications while reducing costs. Master Data Management includes business intelligence and data management as well as corporate performance management. Global Delivery is Alliance Consulting’s high-quality, lower-priced offshore delivery and support service. Revenue from these services was $32.4 million for 2006 as compared to $24.8 million for 2005.
     Cost of Sales. Cost of sales increased $16.8 million, or 29.5% in 2006 as compared to 2005. This increase was primarily a result of growth in revenue. Gross margin declined from 31.0% in 2005 to 29.4% in 2006, primarily due to an increase in reimbursable expenses, cost over-runs on certain fixed fee engagements and higher staffing costs, partially offset by the addition of higher-margin engagements from the Fusion acquisition.
     Selling, General and Administrative. Selling, general and administrative expenses increased $3.9 million, or 15.5% in 2006 as compared to 2005. Selling, general and administrative expenses were 27.7% of revenue in 2006 as compared to 30.3% of revenue in 2005. The increase in dollars was primarily from the additional general and administrative expenses of approximately $2.0 million as a result of the Fusion acquisition, incremental stock-based compensation charges of approximately $0.7 million due to the adoption of SFAS No. 123(R), an increase in variable compensation due to growth in revenue, a restructuring charge of $0.5 million related to the consolidation of multiple facilities, recruitment fees of $0.2 million associated with expanding the sales organization and $0.2 million associated with expanding existing facilities, primarily in India. The decrease as a percentage of revenue was due to the company’s fixed costs and benefits from cost-savings initiatives during the year.
     Interest, Net. Interest expense remained relatively flat in 2006 as compared to 2005 as a result of higher interest rates partially offset by lower outstanding debt balances during the year.
     Net Income (Loss) Before Income Taxes. Net income for the year ended December 31, 2006 was $0.1 million compared to net loss of $1.2 million in 2005 due to growth in revenue, benefits from cost-saving initiatives and the Fusion acquisition, partially offset by the decline in gross margins, restructuring expenses incurred and incremental stock-based compensation expense due to the adoption of SFAS No. 123(R).
Clarient
     As reported in its Form 10-K for the year ended December 31, 2007, Clarient’s independent auditors have determined that there is substantial doubt about Clarient’s ability to continue as a going concern. Clarient’s bank credit facility matures in February 2009, at which time, Clarient will need to extend, renew or refinance such debt and possibly secure additional debt or equity financing in order to fund anticipated working capital needs and capital expenditures and to execute its strategy. There can be no assurance Clarient will be able to maintain compliance with financial covenants in its credit facility which could result in the lender requiring repayment of the debt earlier than the scheduled maturity. Clarient has not had a history of complying with such covenants. This facility is guaranteed by the Company. Should Clarient’s sources of funding be inadequate, Clarient management’s plans would include seeking waivers from existing lenders, pursuing additional sources of funding or curtailment of expenses. As discussed in Note 24, we have provided Clarient a $21.0 million subordinated revolving credit facility through April 15, 2009.

     The financial information presented below does not include the results of operations of Clarient’s technology group, which is included in discontinued operations for all periods presented. Clarient sold this business (which developed, manufactured and marketed the ACIS Automated Image Analysis System) and related intellectual property to Carl Zeiss MicroImaging, Inc. (the “ACIS Sale”) for cash proceeds of $11.0 million, excluding contingent purchase price of $1.5 million. In 2007, 2006 and 2005, prior to its sale, the technology group generated revenue of $0.8 million, $5.7 million and $8.7 million, and net loss from operations of $0.6 million, $8.7 million and $1.0 million, respectively.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Revenue	$42,996	$27,723	$11,440

Operating expenses:
Cost of sales	22,386	15,613	8,799
Selling, general and administrative	32,528	24,789	18,268

Total operating expenses	54,914	40,402	27,067

Operating loss	(11,918)	(12,679)	(15,627)
Other loss	—	(39)	—
Interest, net	(1,210)	(484)	(180)
Minority interest	5,749	5,721	6,895

Net loss from continuing operations before income taxes	$(7,379)	$(7,481)	$(8,912)

     Clarient is a comprehensive cancer diagnostics company providing cellular assessment and cancer characterization to community pathologists, academic researchers, university hospitals and biopharmaceutical companies.
     The decision to provide in-house laboratory services was made in 2004 to give Clarient an opportunity to capture a significant service-related revenue stream over the much broader and expanding cancer diagnostic testing marketplace. Clarient believes it is well positioned to participate in this growth due to its strength as a cancer diagnostics laboratory, deep domain expertise and access to intellectual property which can contribute to the development of additional tests, unique analytical capabilities and other service offerings.
     Clarient operates primarily in one business, the delivery of critical oncology testing services to community pathologists, biopharmaceutical companies and other researchers.
     As of December 31, 2007, we owned a 58.7% voting interest in Clarient.
Year ended December 31, 2007 versus year ended December 31, 2006
     Revenue. Revenue increased 55.1% or $15.3 million from $27.7 million in 2006 to $43.0 million in 2007. This increase resulted from the execution of Clarient’s marketing and sales strategy to increase sales to new and existing customers. Clarient added 153 new customers in 2007 and increased its penetration to existing customers during the year. In addition Clarient increased its breadth of offerings to include multiple cancer types, including expanding its lymphoma/leukemia business, and performing testing in other solid tumors such as colon, prostate and lung. This testing was performed using expanded capabilities in immunohistochemistry, flow cytometry, fluorescent in-situ hybridization (FISH) and polymerase chain reaction (PCR). Clarient also increased its depth of offerings within each cancer type. Clarient anticipates that revenue will continue to increase as a result of increased revenue from existing customers, additions of new customers and providing a more comprehensive suite of advanced and/or proprietary cancer diagnostic tests.

     Cost of Sales. Cost of sales was $22.4 million in 2007 compared to $15.6 million in 2006, an increase of 43.4%. These costs included laboratory personnel, lab-related depreciation expense, laboratory reagents and supplies and other direct costs such as shipping. Gross margin in 2007 was 47.9% compared to 43.7% in 2006. The increase in gross margin in 2007 was attributable to realizing economies of scale in operations and a shift to more profitable tests. Clarient anticipates that gross margins will continue to increase as the company more effectively utilizes its capacity and expands its breadth of test offerings.
     Selling, General and Administrative. Selling, general and administrative expenses increased approximately $7.7 million, or 31.2%, to $32.5 million in 2007 compared to $24.8 million in 2006. As a percentage of revenue, these costs decreased from 89.4% in 2006 to 75.7% in 2007. The increase in expenses in 2007 was due primarily to expenses to generate and support revenue growth and to improve infrastructure, including selling and marketing expenses, billing and collection costs and bad debt expenses. In addition, Clarient has increased the number of employees and consultants it uses in information technology to support its expanded offering. Clarient also incurred incremental stock-based compensation expense for options issued in 2007, higher professional fees and severance costs. Clarient anticipates that selling expenses will continue to grow to support expected revenue growth, and expects general and administrative expenses to decline as a percentage of revenue as Clarient’s infrastructure costs stabilize.
     Interest, net. Interest expense in 2007 was $1.2 million, compared to $0.5 million in 2006. The increase was due to higher outstanding borrowings under Clarient’s financing facilities.
     Net Loss Before Income Taxes. Net loss decreased $0.1 million, or 1.4% in 2007 as compared to 2006. The decline in net loss was primarily attributable to margins from increased revenue.
Year ended December 31, 2006 versus year ended December 31, 2005
     Revenue. Revenue increased 142.3% or $16.3 million in 2006 from $11.4 million in 2005 to $27.7 million in 2006. This increase resulted from the execution of Clarient’s marketing and sales strategy to increase sales to new customers and to enter into new managed care contracts. This increase was also driven in part by increasing the number of available tests, including immunohistochemistry, flow cytometry and FISH.
     Cost of Sales. Cost of sales was $15.6 million in 2006 compared to $8.8 million in 2005, an increase of 77.4%. These costs included laboratory personnel, lab-related depreciation expense, laboratory supplies and other direct costs such as shipping. Clarient’s gross margin was 43.7% in 2006 compared to 23.1% in 2005. The increase in gross margin in 2006 was attributable to realizing economies of scale in diagnostics laboratory operations.
     Selling, General and Administrative. Selling, general and administrative expenses increased approximately $6.5 million, or 35.7%, to $24.8 million in 2006 compared to $18.3 million in 2005. As a percentage of revenue, these costs decreased from 159.7% in 2005 to 89.4% in 2006. The increase in expenses in 2006 was primarily due to increases in rent expense related to Clarient’s new facility, increases in selling expenses to support the growing diagnostics services business, higher stock-based compensation expense due to the implementation of SFAS No. 123(R) and relocation and recruiting expenses.
     Interest, net. Interest expense in 2006 was $0.5 million, compared to $0.2 million in 2005. The increase in interest expense was due to increased borrowings under Clarient’s financing facilities.
     Net Loss Before Income Taxes. Net loss decreased $1.4 million, or 16.1%, in 2006 as compared to 2005. The improvement was related to increases in revenue and improved gross margin, partially offset by increases in selling, general and administrative expenses.

Laureate Pharma
     The financial information presented below does not include the results of operations of its Totowa operation, which was sold in December 2005 and is reflected in discontinued operations. For the year ended December 31, 2005, the Totowa operation generated revenue of $3.5 million and net income of $5.4 million, including a gain on sale of $7.7 million.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Revenue	$27,106	$11,714	$7,709

Operating expenses:
Cost of sales	23,931	16,060	13,919
Selling, general and administrative	5,864	4,783	4,261

Total operating expenses	29,795	20,843	18,180

Operating loss	(2,689)	(9,129)	(10,471)
Interest, net	(1,039)	(608)	(399)

Net loss from continuing operations before income taxes	$(3,728)	$(9,737)	$(10,870)

     Laureate Pharma is a full-service Contract Manufacturing Organization (CMO) providing critical development and Current Good Manufacturing Practices (cGMP) manufacturing services. Laureate Pharma seeks to become a leader in this segment of the biopharmaceutical industry by delivering superior development and manufacturing services to its customers.
     Laureate Pharma’s broad range of services includes: bioprocessing, aseptic filling, quality control and quality assurance. Laureate Pharma provides process development and manufacturing services on a contract basis to biopharmaceutical companies. Laureate Pharma has offices and operates a manufacturing facility in Princeton, New Jersey.
     Laureate Pharma’s customers generally include biotechnology and pharmaceutical companies seeking outsourced bioprocessing manufacturing and development services. Laureate Pharma’s customers are often dependent on the availability of funding to pursue drugs that are in early stages of clinical trials, and thus have high failure rates. The loss of one or more customers can result in significant swings in profitability from quarter to quarter and year to year. Although there has been a trend among biopharmaceutical companies to outsource drug production functions, this trend may not continue. Laureate Pharma’s customer contracts are generally for periods of one to two years, and as a result, Laureate Pharma seeks new contracts to sustain its revenue.
     In 2006, Laureate Pharma began an expansion of its biopharmaceutical manufacturing facility to increase capacity and broaden its service offerings.
     As of December 31, 2007, we owned a 100% voting interest in Laureate Pharma.
Year ended December 31, 2007 versus year ended December 31, 2006
     Revenue. Revenue increased $15.4 million, or 131.4% in 2007 as compared to 2006. The increase was due to a $9.5 million increase in manufacturing revenue, a $2.5 million increase in process development services, a $2.3 million increase in reimbursable expenses and a $1.6 million increase in aseptic filling, partially offset by a $0.5 million decrease in support services. In 2007, three customers each represented more than 10% of Laureate’s revenue.
     Cost of Sales. Cost of sales increased $7.9 million, or 49.0% in 2007 as compared to 2006. The increase was due primarily to a $2.3 million increase in compensation expense resulting from additional staffing requirements, a $2.1 million increase in direct materials and lab supplies, a $2.0 million increase in reimbursable expenses for specific customer materials, and a $1.5 million increase in other production support costs resulting from higher customer activity. Gross margins were 11.7% and (37.1)% in 2007 and 2006, respectively. The improvement in gross margins in 2007 as compared to 2006, was due primarily to increased manufacturing and filling revenue and the fixed nature of certain costs.
     Selling, General and Administrative. Selling, general and administrative expenses increased $1.1 million, or 22.6% in 2007 as compared to 2006. The increase was due primarily to a $0.6 million increase in compensation expense resulting from additional staffing and a $0.2 million increase in professional fees.
     Net Loss Before Income Taxes. Net loss decreased $6.0 million, or 61.7% in 2007 as compared to 2006. The decline in net loss was attributable primarily to improved margins from increased revenue.
Year ended December 31, 2006 versus year ended December 31, 2005
     Revenue. Revenue increased $4.0 million, or 52.0%, in 2006 as compared to 2005. The increase was primarily due to $4.3 million in increased revenue from new client contracts.
     Cost of Sales. Cost of sales increased $2.1 million, or 15.4%, in 2006 as compared to 2005 due primarily to increased materials and lab supplies of $1.1 million and increased staffing costs of $1.3 million to support continued revenue growth, partially offset by lower operating expenses of $0.2 million.
     Selling, General and Administrative. Selling, general and administrative expense increased $0.5 million, or 12.2%, in 2006 as compared to 2005 due to increased staffing and stock-based compensation charges of $0.2 million.
     Net Loss Before Income Taxes. Net loss decreased $1.1 million, or 10.4%, in 2006 as compared to 2005. The decline in net loss was primarily attributable to the increase in revenue in 2006.
Other Companies

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Other income (loss), net	$(5,356)	$812	$5,826
Equity loss	(14,143)	(3,267)	(6,617)

Net loss before income taxes	$(19,499)	$(2,455)	$(791)

Other Income (Loss), Net

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Gain on sale of companies and funds, net	$—	$1,181	$7,292
Gain (loss) on trading securities	—	330	(229)
Impairment charges	(5,331)	—	(1,425)
Other	(25)	(699)	188

	$(5,356)	$812	$5,826

     Gain on sale of companies and funds of $1.2 million for the year ended December 31, 2006, primarily related to the sale of a cost method holding whose carrying value was zero. Gain on sale of companies and funds for the year ended December 31, 2005 of $7.3 million was primarily attributable to gains on the sales of certain interests in private equity funds. Total proceeds from the sale of these interests in private equity funds during 2005 were $27.6 million. As a result of the sale, we also were relieved of $9.1 million of future fund commitments.
     Gain on trading securities in 2006 primarily reflected a net gain of $0.4 million on the sale of our holdings in Traffic.com, Inc. Loss on trading securities in 2005 reflected the loss on the sale of holdings in stock distributed from a private equity fund.

     We recorded impairment charges of $5.3 million in 2007 for Ventaira Pharmaceuticals, Inc. (“Ventaira”). Ventaira was a cost method partner company which we determined to have experienced an other-than-temporary decline in value in accordance with our policy regarding impairment of ownership interests in and advances to companies. Our carrying value of Ventaira was zero at December 31, 2007, and as of that date, Ventaira had permanently ceased operations.
     Equity Loss. Equity loss fluctuates with the number of partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity investee or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are completed. We report our share of the results of our equity method partner companies on a one quarter lag.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Share of equity method partner companies’ results of operations	$(14,112)	$(2,854)	$(2,319)
Share of private equity funds’ results of operations	(31)	(413)	(4,298)

	$(14,143)	$(3,267)	$(6,617)

     During 2007, we acquired interests in five companies accounted for under the equity method: Advanced BioHealing, Alverix, Beyond.com, Bridgevine (formerly Broadband National) and Cellumen. During 2006, we acquired interests in four companies accounted for under the equity method: Advantedge Healthcare Solutions, NuPathe, Portico Systems and Rubicor Medical. In aggregate, these companies incurred losses for which we recognized our proportionate share in 2007 and 2006. New holdings in growth-stage companies are expected to lead to larger equity losses until those companies reach scale and achieve profitability.
     Included in equity loss in 2007 were in-process research and development charges of $0.2 million and $0.2 million related to the allocations of purchase price of NuPathe and Cellumen, respectively. Included in equity loss in 2006 were in-process research and development charges of $1.0 million and $0.6 million related to the allocations of purchase price of NuPathe and Rubicor Medical, respectively.
     During 2005, we restructured our ownership holdings in four private equity funds from that of a general partner to that of a special limited partner interest, and we began accounting for these funds on the cost method. In December 2005, we sold most of our holdings in certain private equity funds. The decrease in equity loss related to private equity funds in 2006 compared to 2005 was a result of the sale of these holdings. These equity funds accounted for $3.4 million of equity loss in 2005.
Corporate Operations

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
General and administrative	$(19,058)	$(20,112)	$(16,616)
Stock-based compensation	(3,530)	(4,037)	(1,265)
Depreciation	(195)	(197)	(182)
Interest income	7,460	6,703	4,871
Interest expense	(4,220)	(4,617)	(4,914)
Recovery (impairment) — related party	12	360	28
Other income (loss), net	267	4,629	1,267

	$(19,264)	$(17,271)	$(16,811)

     General and Administrative. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and consulting, and travel-related costs. General and administrative expenses decreased $0.8 million in 2007 as compared to 2006. The decrease was primarily related to reduced severance charges of $1.0 million in 2007 as compared to 2006, partially offset by a $0.4 million increase in employee costs due to new hires to support Safeguard’s long-term strategy and a $0.5 million increase in professional fees in 2007 as compared to 2006. General and administrative expenses increased $3.5 million in 2006 as compared to 2005. The increase was primarily related to a $1.5 million severance charge in 2006 and a $1.4 million increase in employee costs, partially offset by a $0.8 million decrease in insurance expense.
     Stock-Based Compensation. Stock-based compensation consists primarily of expense related to grants of stock options, restricted stock and deferred stock units to our employees. The decrease of $0.5 million for 2007 as compared to 2006 was attributable primarily to higher expense in 2006 due to vesting of market-based awards and on the acceleration of vesting for certain service-based awards in 2006. Stock-based compensation expense in 2007 included $1.7 million related to market-based awards and $1.8 million related to service-based awards, respectively. Stock-based compensation expense related to corporate operations is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
     Interest Income. Interest income includes all interest earned on cash and marketable security balances. Interest income increased $0.8 million in 2007 as compared to 2006 due to higher invested cash balances in 2007 as compared to 2006, partially offset by declining interest rates. Interest income increased $1.8 million in 2006 as compared to 2005 due to higher interest rates earned on invested cash balances.
     Interest Expense. Interest expense is primarily related to our 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense decreased $0.4 million in 2007 as compared to 2006. The decline was attributable to the repurchase of $21 million of face value of the 2024 Debentures in 2006. Interest expense decreased $0.3 million in 2006 as compared to 2005 due to the aforementioned repurchase.
     Recovery (Impairment) — Related Party. In May 2001, we entered into a loan agreement with Mr. Musser, our former CEO, and in December 2006, we restructured the obligation so that we could obtain new collateral. The excess of cash received from the sale of collateral over our then carrying value of the loan was reflected as Recovery-related party in the Consolidated Statements of Operations. Future cash receipts in excess of the carrying value of the note will be recognized as Recovery-related party. The carrying value of the loan at December 31, 2007 was zero.
     Other. Included in 2006 was a net gain of $4.3 million on the repurchase of $21 million of face value of the 2024 Debentures. Included in this category for 2005 was a $1.0 million gain related to the sale of a legacy asset.
Income Tax (Expense) Benefit
     Our consolidated net income tax benefit for 2007, 2006 and 2005 was $0.8 million, $1.2 million and $0.2 million, respectively. We recognized a $0.7 million and $1.3 million tax benefit in 2007 and 2006, respectively, related to uncertain tax positions for which the statute of limitations expired during the respective period in the applicable tax jurisdictions. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the net operating loss benefit that would have been recognized in 2007, 2006 and 2005 was offset by a valuation allowance.
Discontinued Operations
     The following are reported in discontinued operations for all periods through their respective sale date.
     In March 2007, we sold Pacific Title & Art Studio for net cash proceeds of approximately $21.9 million, including $2.3 million held in escrow. As a result of the sale, we recorded a pre-tax gain of $2.7 million in 2007.
     In March 2007, Clarient sold its technology group (which developed, manufactured and marketed the ACIS Automated Image Analysis System) and related intellectual property to Carl Zeiss MicroImaging, Inc. for cash proceeds of $11.0 million (excluding $1.5 million in contingent purchase price). As a result of the sale, Clarient recorded a pre-tax gain of $3.5 million in 2007. Goodwill of $2.1 million related to the technology group was included in discontinued operations.

     In October 2006, we completed the sale of our interest in Mantas for net proceeds of $112.8 million, including $19.3 million held in escrow, to i-flex ® solutions, ltd., an affiliate of Oracle Corporation. As a result of the sale, we recorded a gain of $83.9 million in 2006. Mantas sold its telecommunications business and certain related assets and liabilities in the first quarter of 2006 for $2.1 million in cash. As a result of the sale, Mantas recorded a gain of $1.9 million in the first quarter of 2006 which is also reported in discontinued operations.
     Alliance Consulting completed the sale of its Southwest region business in May 2006 for proceeds of $4.5 million, including cash of $3.0 million and stock of the acquiror valued at $1.5 million, which was subsequently sold. As a result of the sale, Alliance Consulting recorded a gain of $1.6 million in 2006.
     In December 2005, Laureate Pharma sold its Totowa, New Jersey operation for $16.0 million in cash and recorded a gain of $7.7 million on the transaction.
     The income from discontinued operations in 2007 of $3.3 million was attributable primarily to the gain on the sale of Pacific Title & Art Studio and Clarient’s technology group, partially offset by losses incurred by these businesses prior to their sale.
     The income from discontinued operations in 2006 of $89.8 million was attributable primarily to the gain on the sale of Mantas and the gain on sale of Alliance Consulting’s Southwest region business.
     The income from discontinued operations in 2005 of $8.8 million was attributable primarily to the gain on the sale of the Totowa, New Jersey operation by Laureate Pharma, partially offset by losses from Totowa operation and the Mantas telecommunications business.
Liquidity And Capital Resources
     Parent Company
     We fund our operations with cash on hand as well as proceeds from sales of and distributions from partner companies, private equity funds and marketable securities. In prior periods, we have also used sales of our equity and issuance of debt as sources of liquidity. Our ability to generate liquidity from sales of partner companies, sales of marketable securities and from equity and debt issuances has been adversely affected from time to time by adverse circumstances in the U.S. capital markets and other factors.
     As of December 31, 2007, at the parent company level, we had $94.7 million of cash and cash equivalents and $0.6 million of marketable securities for a total of $95.3 million. In addition to the amounts above, we had $5.8 million in escrow associated with our interest payments due on the 2024 Debentures through March 2009, $22.7 million of restricted cash held in escrow, including accrued interest, and our consolidated partner companies had cash and cash equivalents of $5.3 million.
     On a consolidated basis, proceeds from the sale of discontinued operations were $30.0 million in 2007, $99.6 million in 2006 and $14.7 million in 2005. Proceeds from sales of and distributions from partner companies and private equity funds were $2.8 million in 2007, $1.5 million in 2006 and $28.2 million in 2005. Proceeds from sales of available-for-sale and trading securities were $0 in 2007, $3.6 million in 2006 and $0.2 million in 2005. We expect the Bundle Transaction to generate net cash proceeds of approximately $96.6 million. See Note 24 to the Consolidated Financial Statements.
     In February 2004, we completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024 (the “2024 Debentures”).
     We have outstanding $129.0 million of the 2024 Debentures. Interest on the 2024 Debentures is payable semi-annually. At the holders’ option, the 2024 Debentures are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the 2024 Debentures is $7.2174 of principal amount per share. The closing price of our common stock on December 31, 2007 was $1.80. The 2024

Debentures holders have the right to require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount plus accrued and unpaid interest. The 2024 Debenture holders also have the right to require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we have the right to redeem all or some of the 2024 Debentures commencing March 20, 2009. During 2006, we repurchased $21.0 million of face value of the 2024 Debentures for $16.4 million in cash, including accrued interest.
     We maintain a revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees up to $75.0 million. This revolving credit facility expires June 30, 2008. Borrowing availability under the facility is reduced by the amounts outstanding for our borrowings and letters of credit and amounts guaranteed under partner company facilities maintained with that same lender. This credit facility bears interest at the prime rate (7.25% at December 31, 2007) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The credit facility requires us to maintain an unrestricted cash collateral account at that same bank, equal to our borrowings and letters of credit and amounts borrowed by partner companies under the guaranteed portion of the partner company facilities maintained with that same bank. At December 31, 2007, the required cash collateral, pursuant to the credit facility agreement was $38.8 million, which amount is included within Cash and cash equivalents on our Consolidated Balance Sheet as of December 31, 2007.
     In November 2006, we entered into an additional revolving credit facility with a separate bank that provided for borrowings and issuances of letters of credit and guarantees of up to $20.0 million. This facility expired in November 2007 and we chose not to renew it.
     Availability under our revolving credit facility at December 31, 2007 was as follows (In thousands):

Total
Size of credit facility	$75,000
Guarantees of consolidated partner company facilities at same bank (a)	(40,800)
Outstanding letter of credit (b)	(6,336)

Amount available at December 31, 2007	$27,864

(a)	Our ability to borrow under the credit facility is limited by the amounts outstanding for our borrowings and letters of credit and amounts guaranteed under partner company facilities maintained at the same bank. Of the total facilities, $33.5 million was outstanding under this facility at December 31, 2007 and was included as debt on the Consolidated Balance Sheet.

(b)	In connection with the sale of CompuCom, we provided to the landlord of CompuCom’s Dallas headquarters, a $6.3 million letter of credit, which will expire on March 19, 2019.
     On February 28, 2008, credit facilities for Alliance Consulting, Clarient and Laureate were extended through February 26, 2009. In addition to the extension of the maturity date, Laureate’s equipment facility was increased by $3.0 million, which we guaranteed, and it entered into a new non-guaranteed $4.0 million working capital facility. Alliance Consulting’s credit facility was amended to reduce its aggregate facility by $3.0 million. Interest rates on outstanding borrowings and unused facility fees for certain consolidated partner companies were also amended. Availability under our $75.0 million revolving credit facility at March 28, 2008 was $31.3 million.
     We have committed capital of approximately $4.2 million, including conditional commitments to provide non-consolidated partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $3.5 million which is expected to be funded in the next 12 months. We do not intend to commit to new investments in additional private equity funds and may seek to further reduce our current ownership interests in, and our existing commitments to, the funds in which we hold interests.

     The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to acquire interests in technology and life sciences companies or provide additional funding to existing partner companies, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in partner companies from time-to-time, we may receive proceeds from such sales which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.
     In May 2001, we entered into a $26.5 loan agreement with Warren V. Musser, our former Chairman and Chief Executive Officer. In December 2006, we restructured the obligation to reduce the amount outstanding to $14.8 million, bearing interest rate of 5.0% per annum, so that we could obtain new collateral, which is expected to be the primary source of repayment, along with additional collateral required to be provided to us over time. Cash payments, when received, are recognized as Recovery-related party in our Consolidated Statements of Operations. Since 2001 and through December 31, 2007 we received a total of $16.3 million in cash payments on the loan, of which $12 thousand was received during 2007. The carrying value of the loan at December 31, 2007 was zero.
     We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for further distribution to such fund’s limited partners (the “clawback”). Assuming for these purposes only that the funds were liquidated or dissolved on December 31, 2007 and the only distributions from the funds were equal to the carrying value of the funds on the December 31, 2007 financial statements, the maximum clawback we would be required to return for our general partner interest is $8.0 million. As of December 31, 2007, management estimated this liability to be approximately $6.7 million, of which $5.3 million was reflected in accrued expenses and other current liabilities and $1.4 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets.
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
     For the reasons we presented above, we believe our cash and cash equivalents at December 31, 2007, availability under our revolving credit facilities and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including commitments to our existing companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.
     Consolidated Partner Companies
     Each of our consolidated partner companies incurred losses in 2007 and may need additional capital to fund their operations. From time-to-time, some or all of our consolidated partner companies may require additional debt or equity financing or credit support from us to fund planned expansion activities. If we decide not to, or can’t, provide sufficient capital resources to allow them to reach a positive cash flow position, and they are unable to raise capital from outside resources, they may need to scale back their operations. If Alliance Consulting meets its business plans for 2008, we believe they will have sufficient cash or availability under established lines of credit to fund their operations for at least the next twelve months. We expect that Acsis and Laureate Pharma will require additional capital in 2008 to fund their business plans. As described below, we have renewed, expanded and extended a revolving line of credit to Clarient. Alliance Consulting, Acsis and Laureate Pharma are among the Six Partner Companies expected to be sold during the second quarter of 2008 as part of the Bundle Transaction. If the Bundle Transaction is consummated, as expected, we will not have any continuing involvement with the funding requirements of these partner companies.

     As of December 31, 2007, our consolidated partner companies had outstanding credit facilities that provided for borrowings of up to $57.5 million. These facilities contained financial and non-financial covenants. As of December 31, 2007, Alliance Consulting and Clarient were not in compliance with certain financial covenants under their respective facilities and subsequently received waivers from the lender. On February 28, 2008, credit facilities for Alliance Consulting, Clarient and Laureate Pharma were revised and extended through February 26, 2009.
     As of December 31, 2007, outstanding borrowings under consolidated partner company facilities was $35.1 million, including guaranteed partner company facilities maintained at the same bank as our revolving credit facility.
     In March 2007, we provided a subordinated revolving credit line (the “Mezzanine Facility”) to Clarient. Under the Mezzanine Facility, we committed to provide Clarient access to up to $12.0 million in working capital funding, which was reduced to $6.0 million as a result of the ACIS Sale. At December 31, 2007, $2.0 million was outstanding under the Mezzanine Facility. The Mezzanine Facility originally had a term expiring on December 8, 2008. On March 14, 2008, the Mezzanine Facility was extended through April 15, 2009 and increased from $6.0 million to $21.0 million. The Mezzanine Facility is subject to reduction back to $6.0 million under certain circumstances involving the completion of replacement financing by Clarient.
     As reported in its Form 10-K for the year ended December 31, 2007, Clarient’s independent auditors have determined that there is substantial doubt about Clarient’s ability to continue as a going concern. Clarient’s bank credit facility matures in February 2009, at which time, Clarient will need to extend, renew or refinance such debt and possibly secure additional debt or equity financing in order to fund anticipated working capital needs and capital expenditures and to execute its strategy. There can be no assurance Clarient will be able to maintain compliance with financial covenants in its credit facility which could result in the lender requiring repayment of the debt earlier than the scheduled maturity. Clarient has not had a history of complying with such covenants. This facility is guaranteed by the Company. Should Clarient’s sources of funding be inadequate, Clarient management’s plans would include seeking waivers from existing lenders, pursuing additional sources of funding or curtailment of expenses. As discussed in Note 24, we have provided Clarient a $21.0 million subordinated revolving credit facility through April 15, 2009.
     In September 2006, Clarient entered into a $5.0 million senior secured revolving credit agreement. Borrowing availability under the agreement was based on the amount of Clarient’s qualified accounts receivable, less certain reserves. The agreement bore interest at variable rates based on the lower of LIBOR plus 3.25% or the prime rate plus 0.5%. At December 31, 2007 under this facility, Clarient had borrowed $5.0 million, had no availability based on the level of qualified accounts receivable and was not in compliance with certain financial covenants. On March 17, 2008, Clarient borrowed $4.6 million under the Mezzanine Facility to repay and terminate this facility, and borrowed $2.8 million under the Mezzanine Facility to repay and terminate its equipment line of credit with the same lender.
Analysis of Parent Company Cash Flows
Cash flow activity for the Parent Company was as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net cash used in operating activities	$(16,777)	$(12,039)	$(13,534)
Net cash provided by (used in) investing activities	50,788	(16,159)	(16,000)
Net cash provided by (used in) financing activities	741	(20,169)	9,572

	$34,752	$(48,367)	$(19,962)

     Cash Used In Operating Activities
     Year ended December 31, 2007 versus year ended December 31, 2006. Cash used in operating activities increased $4.7 million in 2007 as compared to 2006, The increase was primarily due to cash payments of $2.0 million for severance in 2007, professional fees related to the Bundle Transaction and changes in working capital.
     Year ended December 31, 2006 versus year ended December 31, 2005. Cash used in operating activities decreased $1.5 million in 2006 as compared to 2005. The decrease was primarily due to changes in working capital and an increase in interest income as a result of higher average interest rates, partially offset by an increase in operating costs.

     Cash Provided by (Used In) Investing Activities
Year ended December 31, 2007 versus year ended December 31, 2006. Cash provided by (used in) investing activities increased $66.9 million in 2007 compared to 2006. The increase was primarily due to a $155.9 million net decrease in restricted cash and short term investments, partially offset by a $73.8 million decrease in proceeds from sale of discontinued operations and a $8.4 million increase in the acquisition of ownership interests in companies and funds, net of cash acquired.
Year ended December 31, 2006 versus year ended December 31, 2005. Cash provided by (used in) investing activities decreased $0.2 million in 2006 compared to 2005. The decrease was primarily due to a $7.6 million increase in cash used to acquire ownership interests in companies and subsidiaries, a $64.2 million net increase in restricted cash and short-term investments and a $27.9 million decrease in proceeds from sales of and distributions from companies, partially offset by an increase in proceeds from sale of discontinued operations of $93.4 million and a $3.3 million increase in proceeds from sales of available-for-sale and trading securities.
     Cash Provided by (Used In) Financing Activities
Year ended December 31, 2007 versus year ended December 31, 2006. Cash provided by (used in) financing activities increased $20.9 million in 2007 as compared to 2006, primarily due to the repurchase of a portion of our 2024 Debentures for $16.2 million, excluding accrued interest, and the repayment of intercompany advances from a partner company of $5.5 million in 2006,
Year ended December 31, 2006 versus year ended December 31, 2005. Cash provided by (used in) financing activities decreased $29.7 million in 2006 as compared to 2005, primarily due to the repurchase of a portion of our 2024 Debentures for $16.2 million, excluding accrued interest, and the repayment of intercompany advances from a partner company.
Consolidated Working Capital From Continuing Operations
     Consolidated working capital from continuing operations decreased to $78.5 at December 31, 2007 compared to $128.6 million at December 31, 2006. The decrease was primarily attributable to the increase in cash used in the current year to fund new and follow-on holdings and to fund continuing operations.
     Analysis of Consolidated Cash Flows
     Cash flow activity was as follows, including cash flows from Pacific Title & Art Studio and Mantas for which cash was included in current assets from discontinued operations for all periods through their respective sale dates.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net cash used in operating activities	$(36,253)	$(18,379)	$(21,910)
Net cash provided by (used in) investing activities	53,063	(27,590)	1,411
Net cash provided by (used in) financing activities	17,500	(5,527)	2,360

	$34,310	$(51,496)	$(18,139)

     Cash Used In Operating Activities
Year ended December 31, 2007 versus year ended December 31, 2006. Net cash used in operating activities increased $18.0 million in 2007 as compared to 2006. The increase was primarily due to the current year results of continuing operations and unfavorable changes in working capital.
Year ended December 31, 2006 versus year ended December 31, 2005. Net cash used in operating activities decreased $3.5 million in 2006 as compared to 2005. The decrease was primarily due to favorable changes in working capital, offset partially by results of continuing operations of partner companies.

     Cash Provided by (Used In) Investing Activities
Year ended December 31, 2007 versus year ended December 31, 2006. Net cash provided by (used in) investing activities increased $80.7 million in 2007 as compared to 2006. The increase was primarily due to a $156.0 million net decrease in restricted cash and short term investments, partially offset by a $69.7 million decrease in proceeds from sale of discontinued operations and a $19.2 million increase in the acquisition of ownership interests in companies and funds, net of cash acquired.
Year ended December 31, 2006 versus year ended December 31, 2005. Net cash provided by (used in) investing activities increased $29.0 million in 2006 as compared to 2005. The increase was primarily attributable to a $64.2 million increase in cash used to purchase short-term investments, a $8.6 million increase in cash used to acquire ownership interests in companies and funds, a $8.8 million increase in cash used for acquisitions by partner companies and a decrease of $26.7 million in proceeds from sales of and distributions from companies, partially offset by a $85.0 million increase in proceeds from sale of discontinued operations.
     Cash Provided by (Used In) Financing Activities
Year ended December 31, 2007 versus year ended December 31, 2006. Cash provided by (used in) financing activities increased $23.0 million in 2007 as compared to 2006, primarily due to the repurchase of a portion of our 2024 Debentures for $16.2 million, excluding accrued interest, in 2006. Also contributing to the current year increase in cash provided by financing activities was a $2.6 million net increase in borrowings under revolving credit facilities and a $2.6 million net increase in borrowings on term debt.
Year ended December 31, 2006 versus year ended December 31, 2005. Net cash provided by (used in) financing activities decreased $7.9 million in 2006 as compared to 2005, primarily due to the 2006 repurchase $21.0 million, in face amount, of our 2024 Debentures for $16.2 million, excluding accrued interest, partially offset by increased borrowings on revolving credit facilities.
Contractual Cash Obligations and Other Commercial Commitments
     The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2007, by period due or expiration of the commitment.

	Payments Due by Period
			2009 and	2011 and	Due after
	Total	2008	2010	2012	2012
	(In millions)
Contractual Cash Obligations:
Lines of credit (a)	$40.0	$40.0	$—	$—	$—
Long-term debt (a)	6.0	2.2	3.6	0.2	—
Capital leases	2.5	1.6	0.9	—	—
Convertible senior debentures (b)	129.0	—	—	—	129.0
Operating leases	31.1	6.0	9.6	6.2	9.3
Funding commitments (c)	4.2	3.5	0.7	—	—
Potential clawback liabilities (d)	6.7	5.3	1.4	—	—
Other long-term obligations (e)	2.8	0.7	1.3	0.8	—

Total Contractual Cash Obligations	$222.3	$59.3	$17.5	$7.2	$138.3

			Amount of Commitment Expiration
			by Period
			2009 and	2011 and	Due after
	Total	2008	2010	2012	2012
			(in millions)
Other Commitments:
Letters of credit (f)	$9.3	$3.0	$—	$—	$6.3

(a)	We have various forms of debt including lines of credit, term loans and equipment leases. Of our total outstanding guarantees of $49.3 million, $33.5 million of outstanding debt associated with the guarantees was included on the Consolidated Balance Sheets at December 31, 2007. See Note 8 to the Consolidated Financial Statements. The remaining $15.8 million was not reflected on the Consolidated Balance Sheets or in the above table.

(b)	In February 2004, we completed the issuance of $150.0 million of the 2024 Debentures with a stated maturity of March 15, 2024. During 2006, we repurchased $21.0 million of the face value of the 2024 Debentures for $16.4 million in cash. The 2024 Debenture holders have the right to require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest.

(c)	These amounts include funding commitments to private equity funds which have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management. Also included are $2.5 million conditional commitments to provide non-consolidated partner companies with additional funding.

(d)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (the “clawback”). Assuming the funds were liquidated or dissolved on December 31, 2007 and the only value provided by the funds was the carrying values represented on the December 31, 2007 financial statements, the maximum clawback we would be required to return is approximately $8.0 million. As of December 31, 2007, management estimated its liability to be approximately $6.7 million, of which $5.3 million was reflected in accrued expenses and other current liabilities and $1.4 million was reflected in other long-term liabilities on the Consolidated Balance Sheets.

(e)	Reflects the amount payable to our former Chairman and CEO under a consulting contract.

(f)	Letters of credit include a $6.3 million letter of credit provided to the landlord of CompuCom’s Dallas headquarters lease in connection with the sale of CompuCom and $3.0 million of letters of credit issued by or on behalf of partner companies supporting their office leases.
     We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $8.0 million at December 31, 2007.
     As of December 31, 2007, Safeguard and its partner companies that are consolidated for tax purposes had federal net operating loss carryforwards and federal capital loss carryforwards of approximately $274.5 million and $175.4 million, respectively. The net operating loss carryforwards expire in various amounts from 2008 to 2025. The capital loss carryforwards expire in various amounts from 2008 to 2010. Limitations on utilization of both the net operating loss carryforwards and capital loss carryforwards may apply.
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
     In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities that are not otherwise required to be measured at fair value, at fair value. Under SFAS No. 159, companies would report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize up-front costs and fees related to those items in earnings as incurred. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial statements due to our election to not measure holdings accounted for under the equity method at fair value.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. The requirements of SFAS 157 are first effective for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained upon examination by the applicable taxing authority. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007. See Note 14.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value with limited exceptions. SFAS No. 141(R) further changes the accounting treatment for certain specific items, including:
•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests” — see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;

•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development (IPR&D) will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
     SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to our business combinations for which the acquisition date is on or after January 1, 2009.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of noncontrolling interests (minority interests) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to noncontrolling interests will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 160 will result in the reclassification of minority interests from long-term liabilities to shareholders’ equity. Minority interest at December 31, 2007 was $2.7 million.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in partner companies, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities. Based on closing market prices at December 31, 2007, the fair market value of Clarient, our only publicly traded partner company, was approximately $86.8 million. A 20% decrease in Clarient’s stock price would result in an approximate $17.4 million decrease in the fair value of our holding in Clarient.
     In February 2004, we completed the issuance of $150.0 million of our 2024 Debentures with a stated maturity of March 15, 2024. In 2006, we repurchased a total of $21.0 million face value of the 2024 Debentures. Interest payments of approximately $1.7 million each are due March and September of each year. The holders of these 2024 Debentures have the right to require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount plus accrued and unpaid interest. On October 8, 2004, we used approximately $16.7 million of the proceeds from the CompuCom sale to escrow interest payments due through March 15, 2009.

					Fair
				After	Value at
Liabilities	2008	2009	2010	2010	12/31/07
2024 Debentures due by year (in millions)	$—	$—	$—	$129.0	$106.5
Fixed interest rate	2.625%	2.625%	2.625%	2.625%
Interest expense (in millions)	$3.4	$3.4	$3.4	$44.7
     Our outstanding debt at December 31, 2007, exclusive of our 2024 Debentures, totaled $48.5 million, which consisted of fixed rate debt of $2.5 million and variable-rate debt of $46.0 million. Based on our 2007 average outstanding borrowings under our variable-rate debt, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings and cash flows by approximately $0.4 million.
     We have historically had very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

Item 8. Financial Statements and Supplementary Data
     The following Consolidated Financial Statements, and the related Notes thereto, of Safeguard Scientifics, Inc. and the Reports of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Safeguard Scientifics, Inc.:
     We have audited Safeguard Scientifics, Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Safeguard Scientifics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses related to the following have been identified and included in management’s assessment: (i) Ineffective policies and procedures for ensuring financial reporting risks are identified timely and corresponding control activities implemented and (ii) the combined effect of significant deficiencies related to accounting for refunds due to customers and the allowance for doubtful accounts.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Safeguard Scientifics, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2007. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 31, 2008, which expressed an unqualified opinion on those consolidated financial statements.
     In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Safeguard Scientifics, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP

Philadelphia, Pennsylvania
March 31, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Safeguard Scientifics, Inc.:
     We have audited the accompanying consolidated balance sheets of Safeguard Scientifics, Inc. (the “Company”) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financials statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective January 1, 2007. Also, as discussed in Note 12 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Safeguard Scientifics, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 31, 2008

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
	(In thousands except per
	share data)
ASSETS
Current Assets:
Cash and cash equivalents	$99,965	$67,012
Cash held in escrow — current	20,345	—
Marketable securities	590	94,155
Restricted marketable securities	3,904	3,869
Accounts receivable, less allowances ($3,818 — 2007; $1,713 — 2006)	37,578	33,481
Prepaid expenses and other current assets	6,000	5,080
Current assets of discontinued operations	—	11,703

Total current assets	168,382	215,300
Property and equipment, net	35,573	34,209
Ownership interests in and advances to companies	92,985	54,548
Long-term marketable securities	—	487
Long-term restricted marketable securities	1,949	5,737
Intangible assets, net	9,960	11,984
Goodwill	76,824	80,418
Cash held in escrow — long term	2,341	19,398
Other	3,848	3,764
Non-current assets of discontinued operations	—	17,850

Total Assets	$391,862	$443,695

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of credit line borrowings	$40,012	$25,014
Current maturities of long-term debt	3,752	3,192
Accounts payable	7,654	10,581
Accrued compensation and benefits	13,467	13,432
Accrued expenses and other current liabilities	18,925	19,256
Deferred revenue	6,100	3,560
Current liabilities of discontinued operations	—	3,465

Total current liabilities	89,910	78,500
Long-term debt	4,746	4,010
Other long-term liabilities	9,765	10,319
Convertible senior debentures	129,000	129,000
Deferred taxes	1,026	1,026
Minority interest	2,692	5,404
Non-current liabilities of discontinued operations	—	1,656
Commitments and contingencies Redeemable consolidated partner company stock-based compensation	84	2,021
Shareholders’ Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 121,123 and 120,419 shares issued and outstanding in 2007 and 2006, respectively	12,112	12,042
Additional paid-in capital	758,515	750,361
Accumulated deficit	(616,013)	(551,180)
Accumulated other comprehensive income	25	536

Total shareholders’ equity	154,639	211,759

Total Liabilities and Shareholders’ Equity	$391,862	$443,695

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands except per share data)
Revenue	$176,119	$162,642	$103,775

Operating Expenses:
Cost of sales	124,739	118,749	81,437
Selling, general and administrative	97,108	93,016	66,309
Research and development	2,407	2,501	125
Purchased in-process research and development	—	—	1,974
Amortization of intangible assets	2,024	2,498	1,092
Goodwill impairment	5,438	—	—

Total operating expenses	231,716	216,764	150,937

Operating loss	(55,597)	(54,122)	(47,162)
Other income (loss), net	(4,866)	5,559	7,066
Recovery — related party	12	360	28
Interest income	7,539	6,907	4,974
Interest expense	(7,660)	(6,630)	(6,365)
Equity loss	(14,143)	(3,267)	(6,597)
Minority interest	5,829	6,112	6,922

Net loss from continuing operations before income taxes	(68,886)	(45,081)	(41,134)
Income tax benefit	781	1,186	230

Net loss from continuing operations	(68,105)	(43,895)	(40,904)
Income from discontinued operations, net of tax	3,272	89,803	8,834

Net income (loss)	$(64,833)	$45,908	$(32,070)

Basic and Diluted Income (Loss) Per Share:
Net loss from continuing operations	$(0.56)	$(0.36)	$(0.34)
Net income from discontinued operations	0.03	0.74	0.07

Net income (loss) per share	$(0.53)	$0.38	$(0.27)

Shares used in computing basic and diluted income (loss) per share	122,352	121,476	120,845

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net loss from continuing operations	$(68,105)	$(43,895)	$(40,904)

Other comprehensive income (loss), before taxes:
Foreign currency translation adjustments	(24)	5	69
Holding losses on available-for-sale securities	(487)	(2,824)	(8,653)

Other comprehensive loss from continuing operations	(511)	(2,819)	(8,584)

Comprehensive loss from continuing operations	(68,616)	(46,714)	(49,488)
Income from discontinued operations	3,272	89,803	8,834
Other comprehensive income (loss) from discontinued operations	—	189	(36)

Comprehensive income (loss)	$(65,344)	$43,278	$(40,690)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
			Additional		Comprehensive			Unamortized
	Common Stock		Paid-In	Accumulated	Income	Treasury Stock		Deferred
	Shares	Amount	Capital	Deficit	(Loss)	Shares	Amount	Compensation	Total
	(In thousands)
Balance — December 31, 2004	119,893	$11,989	$745,991	$(565,018)	$11,786	—	$—	$(3,518)	$201,230
Net loss	—	—	—	(32,070)	—	—	—	—	(32,070)
Stock options exercised, net	42	4	48	—	—	(2)	9	—	61
Acceleration of vesting of restricted stock	—	—	—	—	—	—	—	279	279
Amortization of deferred compensation, net of forfeitures	—	—	(203)	—	—	—	—	1,371	1,168
Impact of subsidiary equity transactions	—	—	1,859	—	—	—	—	838	2,697
Issuance of restricted stock, net	—		113	—	—	4	(15)	(13)	85
Employee stock option expense	—	—	145	—	—	—	—	—	145
Other comprehensive loss	—	—	—	—	(8,620)	—	—	—	(8,620)

Balance — December 31, 2005	119,935	11,993	747,953	(597,088)	3,166	2	(6)	(1,043)	164,975
Net income	—	—	—	45,908	—	—	—	—	45,908
Stock options exercised, net	236	25	346	—	—	(2)	6	—	377
Reclassification of unamortized deferred compensation	—	—	(1,043)	—	—	—	—	1,043	—
Reclassification of redeemable subsidiary stock-based compensation	—	—	(2,021)	—	—	—	—	—	(2,021)
Impact of subsidiary equity transactions	—	—	(1,763)	—	—	—	—	—	(1,763)
Issuance of restricted stock, net	248	24	47	—	—	—	—	—	71

Stock-based compensation expense — continuing and discontinued operations	—	—	6,842	—	—	—	—	—	6,842
Other comprehensive loss	—	—	—	—	(2,630)	—	—	—	(2,630)

Balance — December 31, 2006	120,419	12,042	750,361	(551,180)	536	—	—	—	211,759
Net loss	—	—	—	(64,833)	—	—	—	—	(64,833)

Stock options exercised, net	492	49	692	—	—	—	—	—	741
Change in redeemable subsidiary stock-based compensation	—	—	937	—	—	—	—	—	937

Issuance of restricted stock, net	212	21	146	—	—	—	—	—	167
Stock-based compensation expense— continuing and discontinued operations	—	—	6,379	—	—	—	—	—	6,379
Other comprehensive loss	—	—	—	—	(511)	—	—	—	(511)

Balance — December 31, 2007	121,123	$12,112	$758,515	$(616,013)	$25	—	$—	$—	$154,639

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(64,833)	$45,908	$(32,070)
Adjustments to reconcile to net cash used in operating activities:
Income from discontinued operations	(3,272)	(89,803)	(8,834)
Depreciation and amortization	10,666	9,816	6,440
Purchased in-process research and development	—	—	1,974
Deferred income taxes	—	—	304
Equity loss	14,143	3,267	6,597
Other (income) loss, net	4,866	(5,559)	(7,066)
Goodwill impairment	5,438	—	—
Recovery — related party	—	(360)	(28)
Non-cash stock-based compensation expense	6,603	6,637	2,034
Minority interest	(5,829)	(6,112)	(6,922)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	(3,652)	2,296	(2,595)
Accounts payable, accrued expenses, deferred revenue and other	(1,092)	10,568	7,261
Cash flows from operating activities of discontinued operations	709	4,963	10,995

Net cash used in operating activities	(36,253)	(18,379)	(21,910)

Cash Flows from Investing Activities:
Proceeds from sales of available-for-sale and trading securities	—	3,551	241
Proceeds from sales of and distributions from companies and funds	2,783	1,530	28,242
Advances to partner companies	(682)	—	(2,299)
Acquisitions of ownership interests in partner companies and funds, net of cash acquired	(62,759)	(43,596)	(35,034)
Acquisitions by consolidated partner companies, net of cash acquired	—	(5,366)	—
Repayment of note receivable-related party, net	—	360	1,413
Increase in marketable securities	(111,858)	(208,514)	(55,602)
Decrease in marketable securities	205,422	146,129	57,387
Proceeds from sales of property and equipment	44	435	4,170
Capital expenditures	(9,336)	(14,555)	(5,913)
Capitalized software costs	(156)	(171)	(171)
Proceeds from sale of discontinued operations, net	29,967	99,649	14,680
Other, net	—	424	788
Cash flows from investing activities of discontinued operations	(362)	(7,466)	(6,491)

Net cash provided by (used in) investing activities	53,063	(27,590)	1,411

Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	—	(16,215)	—
Borrowings on revolving credit facilities	153,364	137,221	101,936
Repayments on revolving credit facilities	(138,366)	(124,842)	(100,521)
Borrowings on term debt	5,093	2,724	2,051
Repayments on term debt	(3,805)	(4,057)	(6,623)
Decrease in restricted cash	—	—	508
Issuance of Company common stock, net	—	448	61
Issuance of subsidiary common stock, net	741	432	6,196
Purchase of subsidiary common stock, net	703	(1,112)	(611)
Offering costs on issuance of subsidiary common stock	—	(70)	(343)
Cash flows from financing activities of discontinued operations	(230)	(56)	(294)

Net cash provided by (used in) financing activities	17,500	(5,527)	2,360

Net Increase (Decrease) in Cash and Cash Equivalents	34,310	(51,496)	(18,139)
Changes in Cash and Cash Equivalents from Pacific Title & Art Studio and Mantas included in assets of discontinued operations	(1,357)	(3,561)	(1,866)

	32,953	(55,057)	(20,005)

Cash and Cash Equivalents at beginning of period	$67,012	$122,069	$142,074

Cash and Cash Equivalents at end of period	$99,965	$67,012	$122,069

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
     Description of the Company
     Safeguard Scientifics, Inc. (“Safeguard” or the “Company”) seeks to build value in growth-stage technology and life sciences businesses. The Company provides capital as well as a range of strategic, operational and management resources to our partner companies. The Company participates in expansion financings, carve-outs, management buy-outs, recapitalizations, industry consolidations and early-stage financings. The Company’s vision is to be the preferred catalyst for creating great technology and life sciences companies.
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
     Basis of Presentation
     The Consolidated Financial Statements include the accounts of the Company and all partner companies in which it directly or indirectly owned more than 50% of the outstanding voting securities during the periods presented.
     The Company’s Consolidated Statements of Operations, Comprehensive Income (Loss) and Cash Flows for each of the years in the three-year period ended December 31, 2007 and the Consolidated Balance Sheets as of December 31, 2007 and 2006 include the following partner companies in continuing operations:
Acsis, Inc. (“Acsis”) (since December 2005)
Alliance Consulting Group Associates, Inc. (“Alliance Consulting”)
Clarient, Inc. (“Clarient”)
Laureate Pharma, Inc. (“Laureate Pharma”)
     As discussed in Note 24, in February 2008, the Company entered into a definitive agreement to sell its interests in Acsis, Alliance Consulting and Laureate Pharma, which is expected to close during the second quarter of 2008.
     Alliance Consulting operates on a 52 or 53-week fiscal year, ending on the Saturday closest to December 31. Alliance Consulting’s last three fiscal years have ended on December 29, 2007, December 30, 2006 and December 31, 2005. Fiscal years 2007, 2006 and 2005 were periods of 52 weeks. The Company and all other consolidated partner companies operate on a calendar year.
     During 2007, 2006 and 2005, certain consolidated partner companies, or components thereof, were sold. See Note 2 for discontinued operations treatment of Pacific Title & Art Studio, Inc., Clarient’s technology group, Mantas, Inc., Alliance Consulting’s Southwest region business and Laureate Pharma’s Totowa operation.
     Principles of Accounting for Ownership Interests in Companies
     The Company’s ownership interests in its companies are accounted for under three methods: consolidation, equity or cost. The applicable accounting method generally is determined based on the Company’s voting interest in the entity.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Consolidation Method. The Company accounts for partner companies in which it directly or indirectly owns more than 50% of the outstanding voting securities under the consolidation method of accounting. Under this method, the Company includes these partner companies’ financial statements within the Company’s Consolidated Financial Statements, and all significant intercompany accounts and transactions are eliminated. The Company reflects participation of other stockholders in the net assets and in the income or losses of these consolidated partner companies in Minority interest in the Consolidated Balance Sheets and Statements of Operations. Minority interest adjusts the Company’s consolidated operating results to reflect only the Company’s share of the earnings or losses of the consolidated partner company. However, if no minority interest balance remains on the Consolidated Balance Sheets related to a consolidated partner company, the Company records 100% of such consolidated partner company’s losses; the Company records 100% of subsequent earnings of such consolidated partner company to the extent of such previously recognized losses in excess of the Company’s proportionate share. The Company accounts for results of operations and cash flows of a consolidated partner company through the latest date in which it owned a 50% or greater voting interest. If control falls below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate.
     Equity Method. The Company accounts for partner companies whose results are not consolidated, but over whom it exercises significant influence, under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation of the Company on the partner company’s board of directors and the Company’s ownership level, which is generally a 20% to 50% interest in the voting securities of a partner company (including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company). The Company also accounts for its interests in some private equity funds under the equity method of accounting based on its general and limited partner interests in such funds. Under the equity method of accounting, the Company does not reflect a partner company’s financial statements within the Company’s Consolidated Financial Statements; however, the Company’s share of the income or loss of such partner company is reflected in Equity loss in the Consolidated Statements of Operations. The Company includes the carrying value of equity method partner companies in Ownership interests in and advances to companies on the Consolidated Balance Sheets. The Company reports its share of the income or loss of the equity method partner companies on a one quarter lag. This reporting lag could result in a delay in recognition of the impact of changes in the business or operations of these partner companies.
     When the Company’s interest in an equity method partner company is reduced to zero, the Company records no further losses in its Consolidated Statements of Operations unless the Company has an outstanding guarantee obligation or has committed additional funding to such equity method partner company. When such equity method partner company subsequently reports income, the Company will not record its share of such income until it exceeds the amount of the Company’s share of losses not previously recognized.
     Cost Method. The Company accounts for partner companies not consolidated or accounted for under the equity method under the cost method of accounting. Under the cost method, the Company does not include its share of the income or losses of partner companies in the Company’s Consolidated Statements of Operations. The Company includes the carrying value of cost method partner companies in Ownership interests in and advances to companies on the Consolidated Balance Sheets.
     In addition to holding voting and non-voting equity and debt securities, the Company also periodically makes advances to its partner companies in the form of promissory notes which are accounted for in accordance with SFAS No. 114, “Accounting By Creditors for Impairment of a Loan.”
     Accounting Estimates
     The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. These

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimates include the evaluation of the recoverability of the Company’s ownership interests in and advances to companies and investments in marketable securities, the evaluation of the impairment of goodwill, intangible assets and property and equipment, revenue recognition, income taxes, stock-based compensation and commitments and contingencies.
     Certain amounts recorded to reflect the Company’s share of income or losses of partner companies accounted for under the equity method are based on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities’ financial statements are completed.
     It is reasonably possible that the Company’s accounting estimates with respect to the ultimate recoverability of the carrying value of the Company’s ownership interests in and advances to companies, goodwill and intangible assets and the estimated useful life of amortizable intangible assets could change in the near term and that the effect of such changes on the financial statements could be material. At December 31, 2007, the Company believes the recorded amount of carrying value of the Company’s ownership interests in and advances to companies, goodwill and intangible assets is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a company.
     Reclassifications and Revisions
     Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification to discontinued operations of Pacific Title & Art Studio which was sold in March 2007, Clarient’s technology group which was sold in March 2007, Mantas which was sold in October 2006, Alliance Consulting’s Southwest region business which was sold in May 2006 and Laureate Pharma’s Totowa, New Jersey operation which was sold in December 2005. The impact of these reclassifications did not affect the Company’s net income (loss).
     During the fourth quarter of 2007, an accounting error at Clarient was identified. The error related to Clarient’s accounting for customer refunds which affected the Company’s previously reported quarterly results in 2007 and 2006, totaling $0.9 million.
     In accordance with Staff Accounting Bulletin No. 108, the Company evaluated the materiality of the error from qualitative and quantitative perspectives, and evaluated the quantified error under both the iron curtain and the roll-over methods. The Company concluded that the error was not material to the Consolidated Financial Statements in any interim or annual prior periods. Clarient determined that the error was not material to its financial statements for any interim or annual prior periods, but that its correction in the fourth quarter of 2007 would be material to its fourth quarter results. Consequently, Clarient, which is a public company, recorded an immaterial correction of an error in prior periods as a reduction in revenue with a corresponding increase in accrued expenses and other current liabilites in its financial statements for the years ended December 31, 2007 and 2006. The Company revised its Consolidated Financial Statements as summarized in Note 20. Accordingly, the quarterly financial information (unaudited) presented in Note 22 has also been revised.
     The Company has disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations. Included in these amounts were net cash flows of $(1.2) million, $(4.6) million and $3.8 million in 2007, 2006 and 2005, respectively, attributable to Clarient’s technology group, Alliance Consulting’s Southwest region business and Laureate Pharma’s Totowa operation. Because these businesses did not maintain separate bank accounts, any net cash provided by (used in) these businesses increased (decreased) the cash and cash equivalents balance of the Company’s continuing operations as shown on the Consolidated Balance Sheets. Cash flows related to Pacific Title & Art Studio in 2007, 2006 and 2005 and Mantas in 2006 and 2005 are adjusted in the Statement of Cash Flows to reconcile to cash and cash equivalents associated with continuing operations.
     Cash and Cash Equivalents and Short-Term Marketable Securities
     The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits that are readily convertible into cash. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity securities are carried at amortized cost, which approximates fair value. Short-term marketable securities consist of held-to-maturity securities, primarily consisting of commercial paper and certificates of deposits.
     Restricted Marketable Securities
     Restricted marketable securities include held-to-maturity securities, based upon the Company’s ability and intent to hold these securities to maturity. The securities are U.S. Treasury securities with various maturity dates. Pursuant to terms of the 2.625% convertible senior debentures due March 15, 2024 (“2024 Debentures”), as a result of the sale of CompuCom in 2004, the Company pledged the U.S. Treasury securities to an escrow agent for interest payments through March 15, 2009 on the 2024 Debentures (See Note 4).

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Long-Term Marketable Securities
     The Company records its ownership interest in cost method equity securities that have readily determinable fair value as available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of Shareholders’ Equity. Unrealized losses are charged against net loss when a decline in the fair value is determined to be other than temporary. Trading securities are carried at fair value, based on quoted market prices, with the unrealized gain or loss included in Other Income, Net, in the Consolidated Statements of Operations. The Company records its ownership interest in debt securities at amortized cost based on its ability and intent to hold these securities until maturity.
     Financial Instruments
     The Company’s financial instruments (principally cash and cash equivalents, marketable securities, restricted marketable securities, accounts receivable, notes receivable, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The Company’s long-term debt is carried at cost. At December 31, 2007, the market value of the Company’s outstanding 2024 Debentures was approximately $106.5 million, based on quoted market prices.
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
     Goodwill Impairment
     The Company conducts an annual review for impairment of goodwill as of December 1st and as otherwise required by circumstances or events in accordance with SFAS No. 142. Additionally, on an interim basis, the Company assesses the impairment of goodwill whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment charges related to goodwill of consolidated partner companies are included in Goodwill impairment in the Consolidated Statements of Operations.
     Impairment of Equity Method and Cost Method Companies
     On a periodic basis, but no less frequently than at the end of each quarter, the Company evaluates the carrying value of its equity and cost method partner companies for possible impairment based on achievement of business

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
plan objectives and milestones, the fair value of each partner company relative to its carrying value, the financial condition and prospects of the partner company and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. Management then determines whether there has been an other than temporary decline in the value of its ownership interest in the company. Impairment is measured by the amount by which the carrying value of an asset exceeds its fair value.
     The fair value of privately held companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies or based on other valuation methods, including discounted cash flows, valuation of comparable public companies and the valuation of acquisitions of similar companies. The fair value of the Company’s ownership interests in private equity funds generally is determined based on the value of its pro rata portion of the fair value of the funds’ net assets.
     Impairment charges related to equity method partner companies are included in Equity loss in the Consolidated Statements of Operations. Impairment charges related to cost method partner companies are included in Other income (loss), net in the Consolidated Statements of Operations.
     The reduced cost basis of a previously impaired partner company is not written-up if circumstances suggest the value of the company has subsequently recovered.
     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets, including property and equipment and amortizable intangibles, for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to forecasted undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
     Recoverability of Note Receivable — Related Party
     The Company evaluates the recoverability of its Note Receivable — Related Party in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan — an Amendment of FASB Statements No. 5 and 15”. Under SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company does not accrue interest when a note is considered impaired. All cash receipts from impaired notes are applied to reduce the original principal amount of such note until the principal has been fully recovered and would be recognized as interest income thereafter. Cash receipts in excess of the carrying value of the note are included in Recovery— Related Party in the Consolidated Statements of Operations until such time that the original principal has been recovered.
     Deferred Revenue
     Deferred revenue represents cash collections on contracts in advance of performance of services or delivery of products and is recognized as revenue when the related services are performed or products are delivered.
     Revenue Recognition
     Acsis generates revenue from (i) software fees, which consist of revenue from the licensing of software, (ii) services revenue, which consist of fees from consulting, implementation and training services, plus customer support services, and (iii) hardware and reimbursed project expenses. Acsis recognizes software fees in accordance with

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. Acsis recognizes software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the products has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is probable. Acsis generally recognizes license revenue using the “residual method” when there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting. For those contracts that contain significant customization or modifications, Acsis recognizes license revenue using the percentage-of-completion method. Acsis recognizes revenue from professional consulting services under fixed-price arrangements, using the proportional-performance method based on direct labor costs incurred to date as a percentage of total estimated labor costs required to complete the project. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. Acsis recognizes hardware revenue upon shipment by the vendor to the customer unless the hardware is an element of an arrangement that includes services involving significant customization or modifications to software, in which case, hardware revenue is bundled with the software and services, and recognized on a percentage-of-completion basis.
     Alliance Consulting generates revenue primarily from consulting services. Alliance Consulting generally recognizes revenue when persuasive evidence of an arrangement exists, services are performed, the service fee is fixed or determinable and collectibility is probable. Alliance Consulting recognizes revenue from services as services are performed. Alliance Consulting also performs certain services under fixed-price service contracts related to discrete projects. Alliance Consulting recognizes revenue from these contracts using the percentage-of-completion method, primarily based on the actual labor hours incurred to date compared to the estimated total hours of the project. Any losses expected to be incurred on jobs in process are charged to income in the period such losses become known. Changes in estimates of total costs could result in changes in the amount of revenue recognized.
     Clarient generates revenue from diagnostic services and recognizes such revenue at the time of completion of services at amounts equal to the contractual rates allowed from third parties including Medicare, insurance companies and, to a small degree, private-pay patients. These expected amounts are based both on Medicare allowable rates and Clarient’s collection experience with other third-party payors.
     Laureate Pharma’s revenue is derived primarily from contract manufacturing work, process development services, and formulation and filling. Laureate Pharma may enter into contractual arrangements with multiple deliverables in order to meet its customers’ needs. Multiple element revenue agreements are evaluated under Emerging Issues Task Force (“EITF”) Issue Number 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 are treated as one unit of accounting for purposes of revenue recognition. Revenue generally is recognized upon the performance of services. Certain services are performed under fixed-price contracts. Revenue from these contracts is recognized on a percentage—of-completion basis. When current cost estimates indicate a loss is expected to be incurred, the entire loss is recorded in the period in which it is identified. Changes in estimates of total costs could result in changes in the amount of revenue recognized.
     Taxes collected from customers and remitted to government authorities are presented on a net basis (excluded from revenue).
     Defined Contribution Plans
     Defined contribution plans are contributory and cover eligible employees of the Company and certain consolidated partner companies. The Company’s defined contribution plan allows eligible employees, as defined in the plan, to contribute to the plan up to 75% of their pre-tax compensation, subject to the maximum contributions allowed by the Internal Revenue Code. The Company determines the amount, if any, of the employer-paid matching contribution at the end of each calendar year. Additionally, the Company may make annual discretionary contributions under the plan based on a participant’s eligible compensation. Certain consolidated partner companies

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
also generally match from 25% to 50% of the first 3% to 6% of employee contributions to these plans. Expense relating to defined contribution plans was $1.0 million in 2007, $0.8 million in 2006 and $0.7 million in 2005.
     Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, under the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The Company recognizes the effect on deferred tax assets and liabilities of a change in tax rates in income in the period of the enactment date. The Company provides valuation allowances against the net deferred tax asset for amounts which are not considered more likely than not to be realized.
     Net Income (Loss) Per Share
     The Company computes net income (loss) per share (EPS) using the weighted average number of common shares outstanding during each year. The Company includes in diluted EPS common stock equivalents (unless anti-dilutive) which would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions. Diluted EPS calculations adjust net income (loss) for the dilutive effect of common stock equivalents and convertible securities issued by the Company’s consolidated partner companies.
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
     In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities that are not otherwise required to be measured at fair value, at fair value. Under SFAS

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
No. 159, companies would report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize up-front costs and fees related to those items in earnings as incurred. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial statements due to its election to not measure partner company holdings accounted for under the equity method at fair value.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. The requirements of SFAS No. 157 are first effective for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained upon examination by the applicable taxing authority. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007 (See Note 14).
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions. SFAS No. 141(R) further changes the accounting treatment for certain specific items, including:
•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests” — see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;

•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development (IPR&D) will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
     SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of noncontrolling interests (minority interests) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to noncontrolling interests will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are treated as equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 160 will result in the reclassification of minority interests from long term liabilities to shareholders’ equity. Minority interest at December 31, 2007 was $3.0 million.
2. Discontinued Operations
     The following are reported in discontinued operations for all periods through their respective sale date.
Pacific Title & Art Studio
     In March 2007, the Company sold Pacific Title & Art Studio for net cash proceeds of approximately $21.9 million, including $2.3 million cash deposited into escrow. As a result of the sale, the Company recorded a pre-tax gain of $2.7 million in 2007.
Clarient — Technology Group
     In March 2007, Clarient sold its technology group (which developed, manufactured and marketed the ACIS Automated Image Analysis System) and related intellectual property to Carl Zeiss MicroImaging, Inc. (the “ACIS Sale”) for cash proceeds of $11.0 million (excluding $1.5 million in contingent purchase price). As a result of the sale, Clarient recorded a pre-tax gain of $3.5 million in 2007. Goodwill of $2.1 million related to the technology group was included in discontinued operations.
Mantas
     In October 2006, the Company completed the sale of its interest in Mantas for net cash proceeds of approximately $112.8 million, including $19.3 million deposited into escrow. The Company recorded a pre-tax gain of $83.9 million in 2006. Mantas sold its telecommunications business and certain related assets and liabilities in the first quarter of 2006 for $2.1 million in cash. As a result of the sale, Mantas recorded a gain of $1.9 million in 2006 which is also reported in discontinued operations. Goodwill of $19.9 million related to Mantas was included in discontinued operations.
Alliance Consulting — Southwest Region Business
     Alliance Consulting completed the sale of its Southwest region business in May 2006 for proceeds of $4.5 million, including cash of $3.0 million and stock of the acquiror of $1.5 million which was subsequently sold. As a result of the sale, Alliance Consulting recorded a gain of $1.6 million in 2006. Goodwill of $3.0 million related to the Southwest region business was included in discontinued operations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Laureate Pharma — Totowa Operation
     In December 2005, Laureate Pharma sold its Totowa operation for $16.0 million in cash. Laureate Pharma recorded a $7.7 million gain in 2005 related to such sale.
Results of the discontinued operations were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Revenue	$7,386	$64,685	$89,279
Operating expenses	(8,107)	(62,434)	(87,579)
Other	(103)	(680)	190

Income (loss) before income taxes and minority interest	(824)	1,571	1,890
Income tax (expense) benefit	8	(391)	(187)

Income (loss) before minority interest	(816)	1,180	1,703
Minority interest	(2,185)	1,095	(566)

Net income (loss) from operations	(3,001)	2,275	1,137
Gain on disposal, net of tax	6,273	87,528	7,697

Income from discontinued operations, net of tax	$3,272	$89,803	$8,834

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

3. Business Combinations
     Acquisitions by the Company — 2007
     In October 2007, the Company acquired 50.0% of Alverix, Inc. (“Alverix”) for $2.4 million in cash. Alverix has developed a next-generation platform for quantifying and analyzing assays in the point-of-care diagnostics market. The technology utilizes optical sensors, image processing software and signal enhancement algorithms to achieve more accurate measurements in an inexpensive, miniaturized meter. The Company accounts for its holdings in Alverix under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Alverix was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests and advances to companies on the Consolidated Balance Sheet.
     In October 2007, the Company increased its ownership interest in NuPathe, Inc (“NuPathe”) from 21.3% to 26.2% for $2.0 million in cash. The Company previously had acquired an interest in NuPathe in September 2006 for $3.0 million in cash. NuPathe develops therapeutics in conjunction with novel delivery technologies. The Company accounts for its holdings in NuPathe under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of NuPathe has been allocated to in-process research and development, resulting in charges of $0.2 million and $1.0 million in 2007 and 2006, respectively, which are reflected in Equity loss in the Consolidated Statement of Operations and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
     In September 2007, the Company increased its ownership interest in NexTone Communications, Inc. (“NexTone”) from 16.1% to 16.5%, for $2.2 million in cash. In December 2007, the Company funded an additional $2.1 million in cash which was held in an escrow account until January 2008, at which time NexTone merged with Reef Point Systems, Inc. to form NextPoint Networks, Inc. (“NextPoint”). The January 2008 merger and related

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financing resulted in the Company holding approximately 12.2% of NextPoint. The Company accounted for its holdings in NexTone under the cost method.
     In August 2007, the Company acquired 21.1% of Bridgevine, Inc. (“Bridgevine”), formerly known as Broadband National, Inc., for $8.0 million in cash. Bridgevine is an internet media company that operates a network of shopping websites focused on digital services and products such as high speed internet, digital phone, VoIP, TV and music. The Company accounts for its holdings in Bridgevine under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Bridgevine was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
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
     In June 2007, the Company increased its ownership interest in Authentium, Inc. (“Authentium”) to 19.9%, for an additional $3.0 million in cash. The Company previously had acquired a 12.4% interest in Authentium in April 2006 for $5.5 million in cash. Authentium is a provider of security software to internet service providers. The Company accounts for its holdings in Authentium under the cost method.
     In May 2007, the Company acquired 14.2% of Avid Radiopharmaceuticals, Inc. (“Avid”) for $7.3 million in cash. Avid develops molecular imaging products for neurodegenerative diseases and diabetes. The Company accounts for its holdings in Avid under the cost method.
     In May 2007, the Company increased its ownership interest in Advanced BioHealing, Inc. (“ABH”) to 28.3% for $2.8 million in cash. The Company previously had acquired a 23.9% interest in ABH in February 2007 for $8.0 million in cash. ABH is a specialty biotechnology company focused on the development and marketing of cell-based and tissue engineered products. The Company accounts for its holdings in ABH under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of ABH was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
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
     Acquisitions by the Company — 2006
     In November 2006, the Company acquired 32.2% of Advantedge Healthcare Solutions (“AHS”) for $5.8 million in cash. AHS is a technology-enabled service provider that delivers medical billing services to physician groups. The Company accounts for its holdings in AHS under the equity method. The difference between the Company’s cost and its interest in underlying net assets of AHS was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In September 2006, the Company acquired additional common shares of Clarient for $3.0 million in cash to fund Clarient’s acquisition of Trestle Holdings, Inc. (“Trestle”). The difference between the Company’s cost and its interest in the underlying net assets of Clarient was allocated to fixed assets of $0.2 million with estimated depreciable lives of three years and to intangible assets which were subsequently sold in the ACIS Sale.
     In August 2006, the Company acquired 46.9% of Portico Systems (“Portico”) for $6.0 million in cash. Portico is a software solutions provider for regional and national health plans looking to optimize provider network operations and streamline business processes. The Company accounts for its holdings in Portico under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Portico has been allocated to intangible assets and goodwill, as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
     In August 2006, the Company acquired 35.7% of Rubicor Medical, Inc. (“Rubicor”) for $20.0 million in cash. Rubicor develops and distributes technologically advanced, disposable, minimally-invasive breast biopsy devices. The Company accounts for its holdings in Rubicor under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Rubicor has been allocated to in-process research and development resulting in a $0.6 million charge, which is reflected in Equity loss in the Consolidated Statement of Operations for 2006, and intangible assets as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
     In June 2006, the Company acquired additional common shares of Acsis for an aggregate purchase price of $6.0 million in cash at the same per share value as our December 2005 purchase. The result of the June 2006 incremental equity purchase was an increase in ownership in Acsis to 96.2%.
Acquisitions by Consolidated Partner Companies
     Acquisitions by Consolidated Partner Companies — 2006
     In September 2006, Clarient completed the purchase of substantially all of the assets of Trestle for $3.4 million of cash and assumed liabilities and transaction costs.
     In June 2006, Alliance Consulting completed the acquisition of Fusion Technologies, Inc. (“Fusion”) for $5.6 million, including $5.3 million in cash and $0.3 million in its stock. Based on achievement of earnings targets by the Fusion business in the post-acquisition period and settlement of a claim under the escrow agreement, additional purchase price consideration of $2.0 million was paid by Alliance Consulting, reduced by a $0.2 million settlement of a claim under the escrow agreement in 2007.
     The following table summarizes the estimated fair values of assets acquired and liabilities assumed:

	Alliance
	Consulting	Clarient
	(In thousands)
Working capital	$70	$(34)
Property and equipment	443	76
Intangible assets	730	2,820
Goodwill	6,217	550

Total purchase price	$7,460	$3,412

     The intangible assets acquired by Alliance Consulting consist of customer lists with a seven year life and property and equipment which are being depreciated over their weighted average lives (three to five years). The assets acquired by Clarient were subsequently sold in the ACIS Sale and are reflected in assets of discontinued operations on the 2006 Consolidated Balance Sheet.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Marketable Securities
Marketable securities included the following:

	Current		Non Current
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Held-to-maturity:
Commercial paper	$590	$94,155	$—	—

Restricted U.S. Treasury securities	3,904	3,869	1,949	5,737

Available-for-sale:
Equity securities	—	—	—	487

	$4,494	$98,024	$1,949	$6,224

     As of December 31, 2007, the contractual maturities of securities were as follows:

	Years to Maturity
	(In thousands)
	Less Than	One to	No Single
	One Year	Five Years	Maturity Date	Total
Held-to-maturity	$4,494	$1,949	$—	$6,443
     During 2007, the Company’s investment in available-for-sale securities was written-off due to the cancellation of the underlying securities in connection with a bankruptcy liquidation. The change is reflected in Accumulated other comprehensive income on the Consolidated Balance Sheets.
5. Property and Equipment
     Property and equipment consisted of the following:

	As of December 31,
	2007	2006
	(In thousands)
Building and improvements	$23,642	$21,176
Machinery and equipment	38,106	30,691

	61,748	51,867
Accumulated depreciation	(26,175)	(17,658)

	$35,573	$34,209

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Ownership Interests in and Advances to Companies
     The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies and private equity funds accounted for under the equity method or cost method of accounting.

	As of December 31,
	2007	2006
	(In thousands)
Equity Method:
Partner companies	$60,822	$32,155
Private equity funds	2,326	4,569

	63,148	36,724
Cost Method:
Partner companies	26,048	14,283
Private equity funds	3,370	3,541
Advances to partner companies	419	—

	$92,985	$54,548

     In 2005, the Company sold certain interests in private equity funds and recorded a gain of $7 million. Following the sale, the Company retained an indirect interest in certain publicly traded securities held by a private equity fund and the carried interest in a portion of its general partner interest in certain funds. During 2006, the Company received a distribution of the publicly traded securities and sold these securities for a gain of $0.1 million.
     Impairment charges related to cost method partner companies were $5.3 million and $1.4 million for the years ended December 31, 2007 and 2005, respectively. The amount of each impairment charge was determined by comparing the carrying value of the company to its estimated fair value. Impairment charges associated with equity method partner companies are included in Equity loss in the Consolidated Statements of Operations. Impairment charges related to cost method partner companies are included in Other income (loss), net in the Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following unaudited summarized financial information for partner companies and funds accounted for under the equity method at December 31, 2007 and 2006 and for the three years ended December 31, 2007, 2006 and 2005, has been compiled from the unaudited financial statements of our respective partner companies and funds and reflects certain historical adjustments. Results of operations of the partner companies and funds are excluded for periods prior to their acquisition and subsequent to their disposition.

	As of December 31,
	2007	2006
	(In thousands)
Balance Sheets:
Current assets	$83,845	$41,025
Non-current assets	102,196	104,413

Total Assets	$186,041	$145,438

Current liabilities	$24,808	$6,021
Non-current liabilities	9,311	310
Shareholders’ equity	151,922	139,107

Total Liabilities and Shareholders’ Equity	$186,041	$145,438

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Results of Operations:
Revenue	$35,505	$956	$14,772

Gross profit	$18,248	$365	$9,287

Net loss	$(35,567)	$(25,544)	$(35,302)

     The Company reports its share of the income or loss of the equity method partner companies on a one quarter lag.
7. Goodwill and Other Intangible Assets
     The following is a summary of changes in the carrying amount of goodwill by segment (In thousands):

	Alliance
	Consulting	Clarient	Acsis	Total
Balance at December 31, 2005	$51,782	$12,179	$11,931	$75,892
Additions	4,373	550	—	4,923
Purchase price adjustments (1)	—	—	(397)	(397)

Balance at December 31, 2006	56,155	12,729	11,534	80,418
Additions (2)	1,844	—	—	1,844
Impairment	(5,438)	—	—	(5,438)

Balance at December 31, 2007	$52,561	$12,729	$11,534	$76,824

(1)	The above purchase price adjustments represent activity to complete the final purchase price allocation.

(2)	In July 2006, Alliance Consulting acquired Fusion for $5.6 million. Based on achievement of earnings targets by the Fusion business in the post-acquisition period, additional purchase price consideration of $2.0 million was paid, reduced by a $0.2 million settlement of a claim under the escrow agreement.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite and indefinite useful lives:

	December 31, 2007
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
Customer-related	7 - 10-years	$9,721	$3,845	$5,876
Technology-related	3 years	1,376	955	421
Process-related	3 years	1,363	1,363	—
Trade names	20 years	1,222	126	1,096

		13,682	6,289	7,393
Trade names	Indefinite	2,567	—	2,567

Total		$16,249	$6,289	$9,960

	December 31, 2006
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)
Customer-related	7 - 10 years	$9,721	$2,719	$7,002
Technology-related	3 years	1,376	496	880
Process-related	3 years	1,363	984	379
Trade names	20 years	1,222	66	1,156

		13,682	4,265	9,417
Trade names	Indefinite	2,567	—	2,567

Total		$16,249	$4,265	$11,984

     Amortization expense related to intangible assets was $2.0 million, $2.5 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The following table provides estimated future amortization expense related to intangible assets (assuming there is not an impairment associated with these intangible assets causing an acceleration of expense):

Total
(In thousands)
2008	$1,610
2009	1,164
2010	670
2011	670
2012 and thereafter	3,279

$7,393

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Long-term Debt and Credit Arrangements
     Consolidated long-term debt consisted of the following:

	As of December 31,
	2007	2006
	(In thousands)
Subsidiary credit line borrowings (guaranteed by the Company)	$27,500	$22,000
Subsidiary credit line borrowings (not guaranteed by the Company)	12,512	3,014
Subsidiary term loans and other borrowings (guaranteed by the Company)	6,019	3,000

	46,031	28,014
Capital lease obligations and other borrowings	2,479	4,202

	48,510	32,216
Less current maturities	(43,764)	(28,206)

Total long-term debt, less current portion	$4,746	$4,010

     The Company maintains a revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees up to $75.0 million. This revolving credit facility expires June 30, 2008. Borrowing availability under the facility is reduced by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under consolidated partner company facilities maintained with that same lender. This credit facility bears interest at the prime rate (7.25% at December 31, 2007) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The credit facility requires the Company to maintain an unrestricted cash collateral account at that same bank, equal to the Company’s borrowings and letters of credit and amounts borrowed by partner companies under the guaranteed portion of the partner company facilities maintained with that same bank. At December 31, 2007, the required cash collateral, pursuant to the Company’s credit facility agreement, was $38.8 million, which amount was included within Cash and cash equivalents on the Consolidated Balance Sheet as of December 31, 2007.
     In November 2006, the Company entered into an additional revolving credit facility with a separate bank that provided for borrowings and issuances of letters of credit and guarantees of up to $20.0 million. This facility expired in November 2007 and the Company chose not to renew it.
     Availability under the Company’s revolving credit facility at December 31, 2007 was as follows:

Total
(In thousands)
Size of facility	$75,000
Guarantees of consolidated partner company facilities at same bank (a)	(40,800)
Outstanding letter of credit (b)	(6,336)

Amount available at December 31, 2007	$27,864

(a)	The Company’s ability to borrow under its credit facility is limited by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under partner company facilities maintained at the same bank. Of the total facilities, $33.5 million was outstanding under this facility at December 31, 2007 and was included as debt on the Consolidated Balance Sheet.

(b)	In connection with the sale of CompuCom, the Company provided a letter of credit, to the landlord of CompuCom’s Dallas headquarters which letter of credit will expire on March 19, 2019, in an amount equal to $6.3 million.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Alliance Consulting, Clarient and Laureate Pharma maintain credit facilities with the same lender as the Company. Borrowings are secured by substantially all of the assets of the respective consolidated partner companies. These obligations bear interest at variable rates ranging between the prime rate minus 0.5% and the prime rate plus 0.5%. These facilities contain financial and non-financial covenants. At December 31, 2007, Alliance Consulting and Clarient did not comply with certain financial covenants under their facilities and subsequently received waivers from the lender regarding such non-compliance.
     On February 28, 2008, the credit facilities for Alliance Consulting, Clarient and Laureate Pharma were extended through February 26, 2009. In addition to the extension of the maturity date, Laureate Pharma’s equipment facility was increased by $3.0 million, which the Company guaranteed, and it entered into a new non-guaranteed $4.0 million working capital facility. Alliance Consulting’s credit facility was amended to reduce its aggregate facility by $3.0 million. Interest rates on outstanding borrowings and unused facility fees for certain consolidated partner companies were also amended. Availability under the Company’s $75.0 million revolving credit facility at March 28, 2008 was $ 31.3 million.
     In July 2007, Acsis amended and restated its credit facility with its bank, providing up to $4.5 million of availability subject to a borrowing base calculation. The facility expires in July 2008 and bears interest at rates ranging from the prime rate (7.25% at December 31, 2007) plus 1.5% to the prime rate plus 2.25%, depending on Acsis’ liquidity. As of December 31, 2007, Acsis had $1.6 million outstanding borrowings under this facility and had $0.4 million availability based on the level of qualified accounts receivable.
     In September 2006, Clarient entered into a $5.0 million senior secured revolving credit agreement. Borrowing availability under the agreement was based on the level of Clarient’s qualified accounts receivable, less certain reserves. The agreement bore interest at variable rates based on the lower of the one month London Interbank Offered Rate (LIBOR) (5.24% at December 31, 2007) plus 3.25% or the prime rate plus 0.5%. As of December 31, 2007, under this facility Clarient had $5.0 million outstanding borrowings under this facility, had no availability based on the level of qualified accounts receivable and was not in compliance with certain financial covenants. On March 17, 2008, Clarient borrowed $4.6 million from the Company under its subordinated revolving credit line to repay and terminate this facility, and borrowed $2.8 million from the Company under its subordinated revolving credit line to repay and terminate its equipment line of credit with the same lender (see Note 24).
     Debt as of December 31, 2007 bore interest at fixed rates between 4.62% and 20.33%, with a weighted average rate of 5.1%, and variable rates between the prime rate minus 0.5% and the prime rate plus 1.5%. Debt as of December 31, 2006 bore interest at fixed rates between 4.62% and 20.33% with a weighted average rate of 13.0%, and variable rates indexed to prime rate plus 1.75%.
     The Company’s debt matures as follows:

Total
(In thousands)
2008	$43,764
2009	3,229
2010	1,302
2011	215
2012 and thereafter	—

Total debt	$48,510

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Convertible Senior Debentures
     In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024 (the “2024 Debentures”). Interest on the 2024 Debentures is payable semi-annually. At the debenture holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. The conversion rate of the debentures is $7.2174 of principal amount per share. The closing price of the Company’s common stock at December 31, 2007 was $1.80. The 2024 Debenture holders have the right to require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. The 2024 Debenture holders also have the right to require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, the Company may redeem all or some of the 2024 Debentures commencing March 20, 2009. During 2006, the Company repurchased $21 million of face value of the 2024 Debentures for $16.4 million in cash, including accrued interest. The Company recorded $0.4 million of expense related to the acceleration of deferred debt issuance costs associated with the 2024 Debentures, resulting in a net gain of $4.3 million, which is included in Other income (loss), net in the Consolidated Statements of Operations. At December 31, 2007, the market value of the 2024 Debentures was approximately $106.5 million based on quoted market prices.
     As required by the terms of the 2024 Debentures, after completing the sale of CompuCom in October 2004, the Company escrowed $16.7 million for interest payments through March 15, 2009 on the 2024 Debentures. A total of $5.9 million is included in Restricted marketable securities on the Consolidated Balance Sheet at December 31, 2007, of which $3.9 million is classified as a current asset.
10. Accrued Expenses and Other Current Liabilities
     Accrued expenses consisted of the following:

	As of December 31,
	2007	2006
	(In thousands)
Accrued professional fees	$2,831	$2,810
Other	16,094	16,446

	$18,925	$19,256

11. Shareholders’ Equity
Preferred Stock
     Shares of preferred stock, par value $0.10 per share, are voting and are issuable in one or more series with rights and preferences as to dividends, redemption, liquidation, sinking funds and conversion determined by the Board of Directors. At December 31, 2007 and 2006, there were one million shares authorized and none outstanding.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Equity Compensation Plans
     The Company has three equity compensation plans: the 1999 Equity Compensation Plan, with 9.0 million shares authorized for issuance; the 2001 Associates Equity Compensation Plan with 5.4 million shares authorized for issuance; and the 2004 Equity Compensation Plan, with 6.0 million shares authorized for issuance. Employees and consultants are eligible for grants of stock options, restricted stock awards, stock appreciation rights, stock units, performance units and other stock-based awards under each of these plans; directors and executive officers are eligible for grants only under the 1999 and 2004 Equity Compensation Plans. During 2007 and 2005, 2.5 million and 6.0 million options, respectively, were awarded outside of existing plans as inducement awards in accordance with New York Stock Exchange rules.
     To the extent allowable, all grants are incentive stock options. Options granted under the plans are at prices equal to the fair market value at the date of grant. Upon exercise of stock options, the Company issues shares first from treasury stock, if available, then from authorized but unissued shares. At December 31, 2007, the Company had reserved 25.2 million shares of common stock for possible future issuance under its equity compensation plans. Several subsidiaries also maintain separate equity compensation plans for their employees, directors and advisors.
Classification of Stock-Based Compensation Expense
     Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2007	2006
	(In thousands)
Cost of sales	$119	$72
Selling, general and administrative	6,411	6,518
Research and development	73	47

	$6,603	$6,637

     Included in the expense above is stock-based compensation and mark-to-market adjustments related to liability-classified awards.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Prior to adopting SFAS No. 123(R) on January 1, 2006, the Company accounted for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost been recognized consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s consolidated net loss from continuing operations and discontinued operations and loss per share from continuing operations and from discontinued operations would have been as follows:

		Year Ended December 31, 2005
		(In thousands)

Consolidated net loss from continuing operations	As reported	$(40,904)
Add: Stock-based compensation expense included in net loss from continuing operations, net of minority interest	As reported	1,809
Deduct: Total stock based employee compensation expense from continuing operations determined under fair value based method for all awards, net of minority interest and related tax effects		(7,297)

Consolidated net loss from continuing operations	Pro forma	(46,392)
Add: Stock-based compensation expense included in net loss of discontinued operations		630
Net income from discontinued operations	As reported	8,834
Deduct: Total stock based employee compensation expense from discontinued operations determined under fair value based method for all awards, net of related tax effects		(1,009)

	Pro forma	$(37,937)

Basic and Diluted Income (Loss) Per Share:
Net loss from continuing operations	As reported	$(0.34)
Net income from discontinued operations	As reported	0.07

		$(0.27)

Net loss from continuing operations	Pro forma	$(0.38)
Net income from discontinued operations	Pro forma	0.07

		$(0.31)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company
     The fair value of the Company’s stock-based awards to employees during the years ended December 31, 2007, 2006 and 2005 was estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred. The expected life of stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life.

	Year Ended December 31,
	2007	2006	2005
Service-Based Awards
Dividend yield	0%	0%	0%
Expected volatility	61%	69%	84%
Average expected option life	5 years	5 years	5 years
Risk-free interest rate	4.5%	4.7%	4.4%

	Year Ended December 31,
	2007	2006	2005
Market-Based Awards
Dividend yield	0%	0%	0%
Expected volatility	55%	62%	67%
Average expected option life	5 — 7 years	5 — 7 years	5 — 7 years
Risk-free interest rate	5.0%	4.8%	4.3%
          The weighted-average grant date fair value of options issued by the Company during the years ended December 31, 2007, 2006 and 2005 was $1.46, $1.36 and $0.95 per share, respectively.
          The Company granted 2.4 million, 1.6 million and 8.6 million market-based stock option awards to employees during the years ended December 31, 2007, 2006 and 2005, respectively. The awards entitle participants to vest in a number of options determined by achievement of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method, but is accelerated if market capitalization targets are achieved earlier than estimated. Based on the achievement of market capitalization targets, 0.9 million and 1.7 million shares vested during the years ended December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006, respectively, 0.5 million and 0.8 million market-based awards were canceled or forfeited. The Company recorded $1.7 million and $1.9 million of compensation expense related to the market-based awards in the years ended December 31, 2007 and 2006, respectively. The maximum number of unvested shares at December 31, 2007 attainable under these grants is 8.7 million shares.
          Substantially all other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. The Company recorded $1.8 million and $2.0 million of compensation expense related to these awards during the years ended December 31, 2007 and 2006, respectively.
          During the years ended December 31, 2007 and 2006, respectively, the Company granted 23 thousand and 21 thousand stock options to members of its advisory boards, which comprise non-employees. Such awards vest one year following grant, are equity classified and are marked-to-market each period.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Option activity of the Company is summarized below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2004	9,216	$4.15
Options granted	10,924	1.44
Options exercised	(44)	1.39
Options canceled/forfeited	(1,125)	10.82

Outstanding at December 31, 2005	18,971	2.20
Options granted	2,723	2.19
Options exercised	(238)	1.58
Options canceled/forfeited	(2,728)	3.74

Outstanding at December 31, 2006	18,728	1.98
Options granted	3,835	2.51
Options exercised	(492)	1.51
Options canceled/forfeited	(652)	3.62

Outstanding at December 31, 2007	21,419	2.04	5.1	$4,245

Options exercisable at December 31, 2007	10,035	2.19	3.6	1,809
Options vested and expected to vest at December 31, 2007	15,596	2.08	4.6	3,029
Shares available for future grant	2,589
          The total intrinsic value of options exercised for the years ended December 31, 2007, 2006 and 2005 was $0.5 million, $0.2 million and $0.0 million, respectively.
          At December 31, 2007, total unrecognized compensation cost related to non-vested stock options granted under the plans for service-based awards was $2.3 million. That cost is expected to be recognized over a weighted-average period of 2.4 years.
          At December 31, 2007, total unrecognized compensation cost related to non-vested stock options granted under the plans for market-based awards was $3.9 million. That cost is expected to be recognized over a weighted-average period of 3.9 years, but would be accelerated if market capitalization targets are achieved earlier than estimated.
          Total compensation expense for restricted stock issuances was approximately $0.1 million, $0.0 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, including amounts recorded by consolidated partner companies. Unrecognized compensation expense related to restricted stock issuances was $0.1 million at December 31, 2007.
          The Company has previously issued deferred stock units to certain employees. The Company issued deferred stock units during the years ended December 31, 2007, 2006 and 2005 to directors who elected to defer all or a portion of directors’ fees earned. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date. Deferred stock units are payable in stock on a one-for-one basis. Payments in respect of the deferred stock units are generally distributable following termination of employment or service, death, permanent disability or retirement. Total compensation expense for deferred stock units was approximately $0.1 million, $0.4 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, including amounts recorded by consolidated partner companies. Unrecognized compensation expense related to deferred stock units at December 31, 2007 was $0.0 million. The total fair value of deferred stock units vested during the years ended December 31, 2007 and 2006 was $0.1 million and $0.4 million, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Deferred stock unit and restricted stock activity is summarized below:

		Weighted
		Average
	Shares	Grant Date Fair Value
	(In thousands)
Unvested at December 31, 2006	71	$2.82
Granted	88	2.63
Vested	(91)	3.20
Forfeited	—	—

Unvested at December 31, 2007	68	2.51

Consolidated Partner Companies
          The fair value of the Company’s consolidated partner companies’ stock-based awards issued to employees during the years ended December 31, 2007, 2006 and 2005 was estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate was based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred. The expected life of stock options granted was estimated using the historical exercise behavior of employees. The expected life of stock options granted by consolidated partner companies that do not have sufficient historical exercise behavior of employees was calculated using the simplified method of determining expected term as provided in Staff Accounting Bulletin No. 107, “Share-Based Payment”. Expected volatility for Clarient, the Company’s only publicly-held consolidated partner company, was based on historical volatility for a period equal to the stock option’s expected life. Expected volatility for the Company’s privately-held consolidated partner companies was based on the average historical volatility of comparable companies for a period equal to the stock option’s expected life. The fair value of the underlying stock of the Company’s privately held consolidated partner companies on the date of grant was determined based on a number of valuation methods, including discounted cash flows and revenue and acquisition multiples.

	Year Ended December 31,
	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	36% to 87%	38% to 92%	50% to 103%
Average expected option life	5 to 6 years	5 to 8 years	4 to 5 years
Risk-free interest rate	3.4% to 3.6%	4.5% to 5.3%	3.9% to 4.5%
          Stock options granted by consolidated partner companies generally are service-based awards that vest four years after the date of grant and expire seven to 10 years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period is the period over which the award vests. The Company’s consolidated partner companies recorded $3.1 million, $2.6 million and $0.8 million of stock-based compensation expense in continuing operations related to these awards during the years ended December 31, 2007, 2006 and 2005, respectively.
          At December 31, 2007, total unrecognized compensation cost related to non-vested stock options granted under the consolidated partner companies’ plans was $3.0 million. That cost is expected to be recognized over a weighted-average period of 2.5 years.
          During the year ended December 31, 2007, certain consolidated partner companies granted stock options to advisory boards, which comprise non-employees. Such awards vest over four years, are equity classified and are marked-to-market each period.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Certain employees of the Company’s consolidated partner companies have the right to require the respective consolidated partner company to purchase shares of its common stock received by the employee pursuant to the exercise of options or the conversion of deferred stock units. The employee must hold the shares for at least six months prior to exercising this right. The required purchase price is 75% to 100% of the fair market value at the time the right is exercised. These options and deferred stock units qualify for equity classification under SFAS No. 123(R). In accordance with EITF Issue No. D-98, however, these instruments are classified outside of permanent equity on the Consolidated Balance Sheet as Redeemable consolidated partner company stock-based compensation at their current redemption amount based on the number of options and deferred stock units vested as of December 31, 2007 and 2006, respectively. Following the sale of Pacific Title & Art Studio, amounts payable related to deferred stock units issued to a former employee of Pacific Title & Art Studio were classified in accrued expenses and other current liabilities on the Consolidated Balance Sheet at December 31, 2007 at the expected redemption amount. At December 31, 2006, these instruments were classified outside of permanent equity as Redeemable consolidated partner company stock-based compensation.
13. Other Income

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Gain on sale of companies and funds, net	$—	$1,181	$7,292
Gain (loss) on trading securities	—	321	(229)
Impairment charges on cost method partner companies	(5,331)	—	(1,425)
Other	465	4,057	1,428

	$(4,866)	$5,559	$7,066

     Gain on sale of companies and funds for the year ended December 31, 2006 of $1.2 million primarily related to the sale of a cost method holding whose carrying value was zero. Total proceeds from the sales of certain interests in private equity funds during 2005 were $27.6 million. As a result of the sale, the Company also was relieved of $9.1 million of future fund commitments.
     Gain on trading securities in 2006 primarily reflects a net gain of $0.4 million on the sale of our holdings in Traffic.com. Loss on trading securities in 2005 reflects the loss on the sale of our holdings in stock distributed from a private equity fund, which was sold in the third quarter of 2005.
     We have recorded impairment charges for certain holdings accounted for under the cost method determined to have experienced an other than temporary decline in value in accordance with our existing policy regarding impairment of ownership interests in and advances to companies. In 2007, we recorded impairment charges of $5.3 million for Ventaira Pharmaceuticals, Inc. (“Ventaira”). The carrying value of Ventaira was $0.0 million at December 31, 2007, and as of that date, Ventaira had permanently ceased operations.
     For the year ended December 31, 2006, the Company recognized a net gain of $4.3 million on the repurchase of $21 million of face value of the 2024 Debentures, which is included in “Other” above.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Income Taxes
     The provision (benefit) for income taxes was as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Current, primarily state	$(781)	$(1,186)	$(230)
Deferred, primarily state	—	—	—

	$(781)	$(1,186)	$(230)

     The total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to net loss from continuing operations before income taxes as a result of the following:

	Year Ended December 31,
	2007	2006	2005
Statutory tax benefit	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) in taxes resulting from:
State taxes, net of federal tax benefit	(1.1)	(2.5)	(0.6)
Non-deductible amortization and impairment	2.2	—	4.1
Valuation allowance	31.5	36.0	29.7
Other adjustments	1.3	(1.0)	1.2

	(1.1)%	(2.5)%	(0.6)%

     The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2007	2006
	(In thousands)
Deferred tax asset (liability):
Carrying values of partner companies and other holdings	$33,908	$41,468
Tax loss and credit carryforwards	207,405	185,177
Accrued expenses	5,473	4,417
Intangible assets	(2,164)	(2,095)
Other	8,456	4,079

	253,078	233,046
Valuation allowance	(254,104)	(234,072)

Net deferred tax liability	$(1,026)	$(1,026)

     The Company has not recognized gross deferred tax assets for the difference between the book and tax basis of its holdings in the stock of certain consolidated partner companies where it does not believe it will dispose of the asset in the foreseeable future.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of December 31, 2007, the Company and its subsidiaries consolidated for tax purposes had federal net operating loss carryforwards and federal capital loss carryforwards of approximately $274.5 million and $175.4 million, respectively. These carryforwards expire as follows:

Total
(In thousands)
2008	$24,886
2009	101,565
2010	14,055
2011	3,215
2012 and thereafter	306,175

$449,896

     Limitations on utilization of both the net operating loss carryforward and capital loss carryforward may apply.
     In assessing the recoverability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that it is more likely than not that certain future tax benefits may not be realized as a result of current and future income. Accordingly, a valuation allowance has been recorded against substantially all of the Company’s deferred tax assets. In the event of a decrease in the valuation allowance in future years, a portion of the decrease will reduce the Company’s recorded goodwill for certain deferred tax assets acquired as part of the purchase of consolidated partner companies and currently requiring a valuation allowance.
     Clarient, the Company’s consolidated partner company, which is not consolidated for tax return purposes, had additional federal net operating loss carryforwards of $122.0 million, which expire in various amounts from 2011 to 2027. Limitations on utilization of the net operating loss carryforwards may apply. Accordingly, valuation allowances have been provided to account for the potential limitations on utilization of these tax benefits.
     On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the criteria for recognizing tax benefits related to uncertain tax positions under SFAS No. 109, “Accounting for Income Taxes”, and requires additional financial statement disclosure. FIN 48 requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position.
     As of December 31, 2006, the Company had accrued $0.8 million for unrecognized tax benefits, including $0.2 million for the payment of penalties and interest. Upon adoption of FIN 48 the Company identified an additional $3.2 million of uncertain tax positions that the Company did not believe met the recognition threshold under FIN 48 which is more likely than not to be sustained upon examination. Because the $3.2 million of uncertain tax positions had not been utilized and had a full valuation allowance established, the Company reduced its gross deferred tax asset and valuation allowance by $3.2 million. The adoption of FIN 48 had no net impact on the Company’s consolidated results of operations and financial position. All uncertain tax positions relate to unrecognized tax benefits that would impact the effective tax rate when recognized.
     The Company does not expect any material increase or decrease in its income tax expense, in the next twelve months, related to examinations or changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Changes in the Company’s uncertain tax positions for the year ended December 31, 2007 were as follows:

Total
(In thousands)
Balance at January 1, 2007	$754
Settlements / lapses in statutes of limitation	(710)

Balance at December 31, 2007	$44

     The Company and its consolidated partner companies file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax years 2004 and forward remain open for examination for federal tax purposes and tax years 2002 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at December 31, 2007 will remain subject to examination until the respective tax year is closed. The Company recognizes penalties and interest accrued related to income tax liabilities in the provision (benefit) for income taxes in its Consolidated Statements of Operations.
15. Net Income (Loss) Per Share
     The calculations of net income (loss) per share were:

	Year Ended December 31,
	2007	2006	2005
	(In thousands except per share data)
Basic:
Net loss from continuing operations	$(67,715)	$(43,773)	$(40,904)
Net income from discontinued operations	3,272	89,803	8,834

Net income (loss)	$(64,443)	$46,030	$(32,070)

Average common shares outstanding	122,352	121,476	120,845

Net loss per share from continuing operations	$(0.56)	$(0.36)	$(0.34)
Net income per share from discontinued operations	0.03	0.74	0.07

Net income (loss) per share	$(0.53)	$0.38	$(0.27)

Diluted:
Net loss from continuing operations	$(67,715)	$(43,773)	$(40,904)
Net income from discontinued operations	3,272	89,803	8,834
Effect of holdings	—	(126)	(106)

Adjusted net income (loss)	$(64,443)	$45,904	$(32,176)

Average common shares outstanding	122,352	121,476	120,845

Net loss per share from continuing operations	$(0.56)	$(0.36)	$(0.34)
Net income per share from discontinued operations	0.03	0.74	0.07

Diluted net income (loss) per share	$(0.53)	$0.38	$(0.27)

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
     The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	At December 31, 2007, 2006 and 2005, options to purchase 21.4 million, 18.7 million and 19.0 million shares of common stock, respectively, at prices ranging from $1.03 to $45.47 per share, were excluded from the calculation.

•	At December 31, 2007, 2006 and 2005, unvested restricted stock units and DSUs convertible into 0.1 million, 0.1 million and 0.2 million shares of stock, respectively, were excluded from the calculations.

•	At December 31, 2007, 2006 and 2005 a total of 17.9 million, 19.3 million, and 20.8 million shares, respectively, related to the Company’s 2024 Debentures (See Note 9) representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculation.
16. Related Party Transactions
     In May 2001, the Company entered into a $26.5 million loan agreement with Warren V. Musser, the Company’s former Chairman and Chief Executive Officer. Through December 31, 2007, the Company recognized impairment charges against the loan of $15.7 million. The Company’s efforts to collect Mr. Musser’s outstanding loan obligation have included the sale of existing collateral, obtaining and selling additional collateral, litigation and negotiated resolution. Since 2001 and through December 31, 2007, the Company received a total of $16.3 million in cash payments on the loan. In December 2006, the Company restructured the obligation to reduce the amount outstanding to $14.8 million, bearing interest at a rate of 5.0% per annum, in order to obtain new collateral, which is expected to be the primary source of repayment. Subsequent to the restructuring of the obligation, the Company received cash from the sale of collateral of approximately $1.0 million in 2006, and $12 thousand in 2007, which exceeded the Company’s then carrying value of the loan. The excess is reflected as Recovery-related party in the Consolidated Statements of Operations. The carrying value of the loan at December 31, 2007 was zero.
     In the normal course of business, the Company’s directors, officers and employees hold board positions of companies in which the Company has a direct or indirect ownership interest.
     The Company’s Chairman is the President and CEO of TL Ventures. The Company had deployed or committed a total of $67.0 million in the seven TL Ventures and EnerTech Capital funds (a fund family related to TL Ventures). The Company owned less than 7% of the partnership interests of each of these funds prior to the sale of certain interests the Company had in the funds.
     As described in Note 6, the Company sold certain holdings in private equity funds in 2005.
17. Commitments and Contingencies
     The Company, and its partner companies, are involved in various claims and legal actions arising in the ordinary course of business and which may from time to time arise from facility lease terminations. While in the current opinion of the Company the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations, no assurance can be given as to the outcome of these actions, and one or more adverse rulings could have a material adverse effect on the Company’s consolidated financial position and results of operations or that of its partner companies.
     The Company and its consolidated partner companies conduct a portion of their operations in leased facilities and lease machinery and equipment under leases expiring at various dates to 2015. Total rental expense under operating leases was $6.0 million, $5.0 million and $4.0 million in 2007, 2006 and 2005, respectively. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2007, are (in millions): $6.0 — 2008; $5.2 — 2009; $4.4 — 2010; $3.1 — 2011; $3.1 — 2012; and $9.3 thereafter.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company had the following outstanding guarantees at December 31, 2007:

		Debt Included on
	Amount	Consolidated Balance
	(In thousands)	Sheet
		(In thousands)

Consolidated partner companies guarantees — credit facilities	$40,800	$33,519
Other consolidated partner company guarantees — operating leases	4,748	—
Other guarantees	3,750	—

Total	$49,298	$33,519

     The Company has committed capital of approximately $4.2 million, including conditional commitments to provide non-consolidated partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $3.5 million which is expected to be funded during the next 12 months.
     Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of certain private equity funds (the “clawback”). Assuming the private equity funds in which the Company was a general partner were liquidated or dissolved on December 31, 2007 and assuming for these purposes the only distributions from the funds were equal to the carrying value of the funds on the December 31, 2007 financial statements, the maximum clawback the Company would be required to return due to our general partner interest is approximately $8.0 million. The Company estimates its liability to be approximately $6.7 million, of which $5.3 million was reflected in Accrued expenses and other current liabilities and $1.4 million was reflected in other long-term liabilities on the Consolidated Balance Sheets.
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
     In anticipation of the sale of Pacific Title & Art Studio in the first quarter of 2007, the Company permitted the employment agreement of the Pacific Title & Art Studio CEO to expire without renewal, and thereby his employment ceased. Following the sale, the former CEO’s counsel demanded payment of severance benefits under his employment agreement, as well as payment of his deferred stock units and other amounts substantially in excess of the maximum amounts the Company believed were arguably due. The former CEO and the Company thereafter engaged in negotiations, but were ultimately unable to settle on the appropriate amounts due. On or about August 13, 2007, the former CEO filed a complaint in the Superior Court of the State of California, County of Los Angeles, Central District, against the Company and Pacific Title & Art Studio, alleging, among other things: wrongful termination, conversion, unfair competition, violation of the labor code, breach of contract and negligence. On or about March 28, 2008, the Plaintiff amended his complaint to add as a defendant the party which purchased Pacific Title and Art Studio from the company and to add several further causes of action. In his amended complaint, the former CEO makes claims for compensatory damages in excess of $24.6 million, plus exemplary and punitive damages and interest. While the Company does not dispute that certain amounts may be due the former CEO under various agreements, the Company and the other defendants deny the majority of the claims under his complaint and the amounts claimed and intend to vigorously defend against such claims. The Company has engaged counsel to represent the Company and Pacific Title & Art Studio in this matter, and has also put the Company’s insurance carriers on notice of the claims. Counsel answered the original complaint and filed a cross-complaint on the Company’s and Pacific Title & Art Studio’s behalf. The answer denied the relief sought and the cross complaint alleged breach of fiduciary duty and breach of contract. A response to the amended complaint is not yet due. The case is proceeding through the discovery phase. It is the Company’s belief that amounts presently reserved in its financial statements in connection with this matter are sufficient to cover the portion of any amounts ultimately due under the various agreements that existed between the former CEO and Pacific Title & Art Studio and the Company for which the Company may have responsibility.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In October 2001, the Company entered into an agreement with Mr. Musser, its former Chairman and Chief Executive Officer, to provide for annual payments of $650,000 per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and the long-term portion of $2.0 million was included in Other long-term liabilities on the Consolidated Balance Sheet at December 31, 2007.
     The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $8.0 million at December 31, 2007.
18. Parent Company Financial Information
     Parent company financial information is provided to present the financial position and results of operations of the Company as if the consolidated partner companies (see Note 1) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies.
Parent Company Balance Sheets

	As of December 31,
	2007	2006
	(In thousands)
Assets:
Cash and cash equivalents	$94,685	$59,933
Cash held in escrow — current	20,345	—
Marketable securities	590	94,155
Restricted marketable securities	3,904	3,869
Other current assets	709	1,978
Assets held-for-sale	—	17,852

Total current assets	120,233	177,787
Ownership interests in and advances to companies	177,136	160,435
Long-term marketable securities	—	487
Long-term restricted marketable securities	1,949	5,737
Cash held in escrow — long-term	2,341	19,398
Other	2,565	3,377

Total Assets	$304,224	$367,221

Liabilities and Shareholders’ Equity:
Current liabilities	$15,489	$18,816
Long-term liabilities	5,012	5,625
Convertible senior debentures	129,000	129,000
Shareholders’ equity	154,723	213,780

Total Liabilities and Shareholders’ Equity	$304,224	$367,221

Parent Company Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Operating expenses	$(22,783)	$(24,346)	$(18,063)
Other income (loss), net	(5,089)	5,441	6,343
Recovery — related party	12	360	28
Interest income	7,460	6,703	4,871
Interest expense	(4,220)	(4,617)	(4,914)
Equity loss	(44,195)	(28,720)	(29,169)

Net loss from continuing operations before income taxes	(68,815)	(45,179)	(40,904)
Income tax benefit	710	1,284	—
Equity income attributable to discontinued operations	3,272	89,803	8,834

Net income (loss)	$(64,833)	$45,908	$(32,070)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Parent Company Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(64,833)	$45,908	$(32,070)
Adjustments to reconcile to net cash used in operating activities:
Equity income from discontinued operations	(3,272)	(89,803)	(8,834)
Depreciation	195	197	183
Equity loss	44,195	28,720	29,169
Non-cash compensation charges	3,530	4,037	1,264
Other income, net	5,089	(5,441)	(6,343)
Recovery — related party	—	(360)	(28)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Current assets	—	—	1,111
Current liabilities	(1,681)	4,703	2,014

Net cash used in operating activities	(16,777)	(12,039)	(13,534)

Cash Flows from Investing Activities
Proceeds from sales of available-for-sale and trading securities	—	3,551	241
Proceeds from sales of and distributions from companies and funds	2,783	1,530	29,467
Advances to partner companies	(4,182)	—	(3,898)
Acquisitions of ownership interests in partner companies and funds, net of cash acquired	(61,025)	(52,596)	(44,964)
Repayment of note receivable-related party, net	—	360	1,413
Increase in restricted cash and short-term investments	(111,858)	(208,514)	(55,602)
Decrease in restricted cash and short-term investments	205,422	146,129	57,387
Capital expenditures	(7)	(101)	(44)
Other, net	—	72	—
Proceeds from sale of discontinued operations	19,655	93,410	—

Net cash provided by (used in) investing activities	50,788	(16,159)	(16,000)

Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	—	(16,215)	—
Decrease in restricted cash	—	1,098	—
Advance (to) from consolidated partner company	—	(5,500)	9,511
Issuance of Company common stock, net	741	448	61

Net cash provided by (used in) financing activities	741	(20,169)	9,572

Net Increase (Decrease) in Cash and Cash Equivalents	34,752	(48,367)	(19,962)
Cash and Cash Equivalents at beginning of period	59,933	108,300	128,262

Cash and Cash Equivalents at end of period	$94,685	$59,933	$108,300

     Parent Company Cash and cash equivalents excludes Marketable securities, which consists of longer-term securities, including commercial paper and certificates of deposit.
19. Supplemental Cash Flow Information
     During the years ended December 31, 2006 and 2005, the Company converted $0.2 million and $2.3 million, respectively, of advances to partner companies into ownership interests in partner companies.
     Interest paid in 2007, 2006 and 2005 was $7.4 million, $6.7 million and $6.5 million, respectively, of which $3.4 million in 2007, $3.7 million in 2006 and $3.9 million in 2005 was related to the Company’s 2024 Debentures.
     Cash paid for taxes in the years ended December 31, 2007, 2006 and 2005 was $0.0 million, $0.3 million and $0.2 million, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During the years ended December 31, 2006 and 2005, the Company received distributions from a private equity fund of common shares of Arbinet-the-exchange (“Arbinet”), valued at $0.5 million and $0.5 million on the date of distribution, respectively. The Arbinet shares were sold during 2006 and 2005 for net cash proceeds of $0.3 million and $0.2 million, respectively.
20. Immaterial Correction of an Error in Period Periods
     During the fourth quarter of 2007, an accounting error at Clarient was identified. The error related to Clarient’s accounting for customer refunds which affected the Company’s previously reported quarterly results in 2007 and 2006, totaling $0.9 million.
     In accordance with Staff Accounting Bulletin No. 108, the Company evaluated the materiality of the error from qualitative and quantitative perspectives, and evaluated the quantified error under both the iron curtain and the roll-over methods. The Company concluded that the error was not material to the Consolidated Financial Statements in any interim or annual prior periods. Clarient determined that the error was not material to its financial statements for any interim or annual prior periods, but that its correction in the fourth quarter of 2007 would be material to its fourth quarter results. Consequently, Clarient, which is a public company, recorded an immaterial correction of an error in prior periods as a reduction in revenue with a corresponding increase in accrued expenses and other current liabilites in its financial statements for the years ended December 31, 2007 and 2006. The Company revised its Consolidated Financial Statements as summarized below. Accordingly, the quarterly financial information (unaudited) presented in Note 22 has also been revised.
     The following tables summarize the quarterly and annual effects of the revision (in thousands):

	Quarter Ended		Quarter Ended		Quarter Ended
	March 31, 2007		June 30, 2007		September 30, 2007
	Previously	As	Previously	As	Previously	As
	Reported	Revised	Reported	Revised	Reported	Revised
Balance Sheet:
Accounts receivable	$34,837	$35,192	$36,427	$36,427	$37,573	$37,573
Total assets	428,518	428,873	422,678	422,678	402,738	402,738
Current liabilities	73,146	73,738	81,150	81,850	84,941	85,763
Total liabilities	225,498	225,992	231,419	231,834	233,964	234,451
Accumulated deficit	(562,723)	(562,862)	(576,288)	(576,703)	(600,338)	(600,825)
Shareholders’ Equity	202,496	202,357	190,687	190,272	168,636	168,149

Statement of Operations:
Revenue	$39,509	$39,481	$43,732	$43,269	$45,747	$45,625
Gross profit	10,134	10,106	12,814	12,351	14,338	14,216
Minority interest	1,651	1,640	1,130	942	1,224	1,173
Net loss from continuing operations	(14,946)	(14,963)	(13,544)	(13,820)	(24,122)	(24,194)
Net income (loss)	$(11,665)	$(11,682)	$(13,565)	$(13,841)	$(24,050)	$(24,122)

Basic and diluted loss per share from continuing operations	$(0.12)	$(0.12)	$(0.11)	$(0.11)	$(0.20)	$(0.20)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 31, 2006
	Previously	As
	Reported	Revised
Balance Sheet:
Accounts receivable	$33,167	$33,481
Total assets	443,381	443,695
Current liabilities	77,977	78,500
Total liabilities	229,479	229,915
Accumulated deficit	(551,058)	(551,058)
Shareholders’ Equity	211,881	211,759

	Quarter Ended		Year Ended
	December 31, 2006		December 31, 2006
	Previously	As	Previously	As
	Reported	Revised	Reported	Revised
Statement of Operations:
Revenue	$44,422	$44,213	$162,851	$162,642
Gross profit	12,267	12,058	44,102	43,893
Minority interest	1,439	1,414	7,120	7,032
Net loss from continuing operations	(12,170)	(12,292)	(43,773)	(43,895)

Net income (loss)	$71,324	$71,202	$46,030	$45,908

Basic and diluted loss per share from continuing operations	$(0.10)	$(0.10)	$(0.36)	$(0.36)
21. Operating Segments
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
     Other items includes certain expenses which are not identifiable to the operations of the Company’s operating business segments. Other items primarily consists of general and administrative expenses related to the Company’s corporate operations including employee compensation, insurance and professional fees, including legal, finance and consulting. Other items also includes interest income, interest expense and income taxes, which are reviewed by management independent of segment results.
     The following tables reflect the Company’s consolidated operating data by reportable segment. Segment results include the results of the consolidated partner companies, impairment charges, gains or losses related to the disposition of the partner companies (except those reported in discontinued operations) the Company’s share of income or losses for entities accounted for under the equity method and the mark-to-market of trading securities. All significant intersegment activity has been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its consolidated partner companies and among the Company’s consolidated partner companies .

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Segment assets in Other items included primarily cash, cash equivalents and marketable securities of $95.3 million and $154.1 million at December 31, 2007 and 2006, respectively.
     Revenue is attributed to geographic areas based on where the services are performed or the customer’s shipped to location. A majority of the Company’s revenue is generated in the United States.
     As of December 31, 2007 and 2006, the Company’s assets were located primarily in the United States.
The following represents the segment data from continuing operations:

	For the Year Ended December 31, 2007
	(In thousands)
								Total
		Alliance		Laureate		Total	Other	Continuing
	Acsis	Consulting	Clarient	Pharma	Other Companies	Segments	Items	Operations
Revenue	$20,344	$85,673	$42,996	$27,106	$—	$176,119	$—	$176,119
Operating loss	(8,184)	(10,023)	(11,918)	(2,689)	—	(32,814)	(22,783)	(55,597)
Net loss from continuing operations	(8,284)	(10,732)	(7,379)	(3,728)	(19,499)	(49,622)	(18,483)	(68,105)

Segment Assets:
December 31, 2007	$23,209	$76,225	$39,502	$32,853	$92,985	$264,774	$127,088	$391,862
December 31, 2006	$27,266	$83,766	$34,002	$25,626	$55,035	$225,695	$188,447	$414,142

	For the Year Ended December 31, 2006
	(In thousands)
								Total
		Alliance		Laureate	Other	Total	Other	Continuing
	Acsis	Consulting	Clarient	Pharma	Companies	Segments	Items	Operations
Revenue	$18,634	$104,571	$27,723	$11,714	$—	$162,642	$—	$162,642
Operating income (loss)	(8,776)	808	(12,679)	(9,129)	—	(29,776)	(24,346)	(54,122)
Net income (loss) from continuing operations	(8,264)	127	(7,481)	(9,737)	(2,455)	(27,810)	(16,085)	(43,895)

	For the Year Ended December 31, 2005
	(In thousands)
								Total
		Alliance		Laureate	Other	Total	Other	Continuing
	Acsis	Consulting	Clarient	Pharma	Companies	Segments	Items	Operations
Revenue	$2,022	$82,604	$11,440	$7,709	$—	$103,775	$—	$103,775
Operating loss	(2,579)	(422)	(15,627)	(10,471)	—	(29,099)	(18,063)	(47,162)
Net loss from continuing operations	(2,556)	(1,194)	(8,912)	(10,870)	(791)	(24,323)	(16,581)	(40,904)
Other Items

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Corporate operations	$(19,264)	$(17,271)	$(16,811)
Income tax benefit	781	1,186	230

	$(18,483)	$(16,085)	$(16,581)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
22. Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)

2007:
Revenue	$39,481	$43,269	$45,625	$47,744

Cost of sales	29,375	30,918	31,409	33,037
Selling, general and administrative	24,020	23,283	24,606	25,199
Research and development	872	509	495	531
Goodwill impairment	—	—	5,438	—
Amortization of intangible assets	524	525	526	449

Total operating expenses	54,791	55,235	62,474	59,216
Operating loss	(15,310)	(11,966)	(16,849)	(11,472)
Other income (loss), net	101	(747)	(4,260)	40
Recovery — related party	—	—	12	—
Interest income	2,159	2,169	1,763	1,448
Interest expense	(1,832)	(1,853)	(1,965)	(2,010)
Equity loss	(1,729)	(3,450)	(4,169)	(4,795)
Minority interest	1,662	1,317	1,274	1,576

Net loss from continuing operations before income taxes	(14,949)	(14,530)	(24,194)	(15,213)
Income tax (expense) benefit	(14)	710	—	85

Net loss from continuing operations	(14,963)	(13,820)	(24,194)	(15,128)
Income (loss) from discontinued operations, net of tax	3,281	(21)	72	(60)

	$(11,682)	$(13,841)	$(24,122)	$(15,188)

Basic and diluted loss per share (a)
Net loss from continuing operations	$(0.12)	$(0.11)	$(0.20)	$(0.12)
Net income from discontinued operations	0.02	—	—	—

	$(0.10)	$(0.11)	$(0.20)	$(0.12)

2006:
Revenue	$37,306	$39,286	$41,837	$44,213

Cost of sales	28,042	28,733	29,819	32,155
Selling, general and administrative	22,025	23,022	23,145	24,824
Research and development	640	441	616	804
Amortization of intangible assets	620	627	646	605

Total operating expenses	51,327	52,823	54,226	58,388

Operating loss	(14,021)	(13,537)	(12,389)	(14,175)
Other income (loss), net	3,124	(1,228)	3,076	587
Recovery — related party	—	—	—	360
Interest income	1,539	1,576	1,398	2,394
Interest expense	(1,595)	(1,600)	(1,723)	(1,712)
Equity income (loss)	(605)	335	(1,910)	(1,087)
Minority interest	1,749	1,503	1,432	1,428

Net loss from continuing operations before income taxes	(9,809)	(12,951)	(10,116)	(12,205)
Income tax (expense) benefit	(9)	1,284	(2)	(87)

Net loss from continuing operations	(9,818)	(11,667)	(10,118)	(12,292)
Income from discontinued operations, net of tax	3,366	2,432	511	83,494

	$(6,452)	$(9,235)	$(9,607)	$71,202

Basic and diluted income (loss) per share (a) Net loss from continuing operations	$(0.08)	$(0.10)	$(0.08)	$(0.10)
Net income from discontinued operations	0.03	0.02	—	0.69

	$(0.05)	$(0.08)	$(0.08)	$0.59

(a)	Per share amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period. Additionally, in regard to diluted per share amounts only, quarterly amounts may not add to the annual amounts because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive, and because of the adjustments to net income (loss) for the dilutive effect of partner company common stock equivalents and convertible securities.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
23. Trade Accounts Receivable
     The following table summarizes the activity in the allowance for doubtful accounts:

(In thousands)

Balance, December 31, 2004	$974
Charged to costs and expenses	1,578
Charge-offs	(1,152)
Other	250

Balance, December 31, 2005	1,650
Charged to costs and expenses	932
Charge-offs	(869)

Balance, December 31, 2006	1,713
Charged to costs and expenses	4,073
Charge-offs	(1,968)

Balance, December 31, 2007	$3,818

24. Subsequent Events
     In March 2007, the Company provided a subordinated revolving credit line (the “Mezzanine Facility”) to Clarient. Under the Mezzanine Facility, the Company committed to provide Clarient access to up to $12.0 million in working capital funding, which was reduced to $6.0 million as a result of the ACIS Sale. At December 31, 2007, $2.0 million was outstanding under the Mezzanine Facility. The Mezzanine Facility originally had a term expiring on December 8, 2008. On March 14, 2008, the Mezzanine Facility was extended through April 15, 2009 and increased from $6.0 million to $21.0 million. The Mezzanine Facility is subject to reduction back to $6.0 million under certain circumstances involving the completion of replacement financing by Clarient.
     As reported in its Form 10-K for the year ended December 31, 2007, Clarient’s independent auditors have determined that there is substantial doubt about Clarient’s ability to continue as a going concern. Clarient’s bank credit facility matures in February 2009, at which time, Clarient will need to extend, renew or refinance such debt and possibly secure additional debt or equity financing in order to fund anticipated working capital needs and capital expenditures and to execute its strategy. There can be no assurance Clarient will be able to maintain compliance with financial covenants in its credit facility which could result in the lender requiring repayment of the debt earlier than the scheduled maturity. Clarient has not had a history of complying with such covenants. This facility is guaranteed by the Company. Should Clarient’s sources of funding be inadequate, Clarient management’s plans would include seeking waivers from existing lenders, pursuing additional sources of funding or curtailment of expenses.
     On February 29, 2008, the Company entered into a definitive agreement to sell all of the equity and debt securities held by the Company in Acsis, Alliance Consulting, Laureate Pharma, ProModel, NextPoint and Neuronyx (the “Six Partner Companies”) for approximately $100.0 million in cash (the “Bundle Transaction”).
     The Company presently intends to use the cash proceeds from the pending sale to acquire interests in new partner companies, increase its ownership interest in certain existing partner companies, consider steps to modify the Company’s capital structure (which may include the repurchase of a portion of the Company’s outstanding 2024 Debentures, and for general corporate purposes.
     The Bundle Transaction is expected to close in the second quarter of 2008. In its quarterly report on Form 10-Q for the quarter ending March 31, 2008, the Company expects to present the results of operations of its consolidated partner companies that are included in the Bundle Transaction, Acsis, Alliance Consulting and Laureate Pharma, as discontinued operations for all periods presented. The Company expects to record a net gain on the Bundle Transaction of approximately $16.3 million, based on the carrying amount of the Six Partner Companies at December 31, 2007. The amount of the gain on sale of the Six Partner Companies will be affected by certain factors, including the Six Partner Companies’ results of operations from January 1, 2008 to closing, and any adjustments to current estimates of proceeds and transaction costs.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pro Forma Financial Information
     The following unaudited pro forma condensed consolidated financial information as of December 31, 2007 and for the years ended December 31, 2007, 2006 and 2005, gives effect to the consummation of the Bundle Transaction. The unaudited pro forma consolidated balance sheet assumes the disposition of the Six Partner Companies in the pending sale as if it had occurred as of December 31, 2007. The unaudited pro forma consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 assume the disposition of the Company’s interests in the Six Partner Companies occurred on January 1, 2005.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Pro Forma Consolidated Balance Sheet
December 31, 2007

		Deconsolidate /
		Remove
	As Reported	Interests in			Pro Forma
	December 31,	Six Partner	Pending		December 31,
	2007	Companies	Transaction		2007(1)
	(In thousands)
Current Assets:
Cash and cash equivalents	$99,965	$(3,764)	$98,250	(2)(3)	$194,451
Cash held in escrow — current	20,345	—	—		20,345
Marketable securities	590	—	—		590
Restricted marketable securities	3,904	—	—		3,904
Accounts receivable, net	37,578	(24,824)	—		12,754
Prepaid expenses and other current assets	6,000	(4,245)	—		1,755
Assets held for sale	—	81,904	(81,904	)(4)	—

Total current assets	168,382	49,071	16,346		233,799
Property and equipment, net	35,573	(23,859)	—		11,714

Ownership interests in and advances to companies	92,985	(5,699)	—		87,286
Long-term restricted marketable securities	1,949	—	—		1,949
Intangible assets, net	9,960	(9,960)	—		—
Goodwill	76,824	(64,095)	—		12,729
Cash held in escrow — long term	2,341	—	—		2,341
Other	3,848	(1,506)	—		2,342

Total assets	$391,862	$(56,048)	$16,346		$352,160

Current Liabilities:
Current portion of credit line borrowings	$40,012	$(26,015)	$—		$13,997
Current maturities of long-term debt	3,752	(2,242)	—		1,510
Accounts payable	7,654	(4,520)	—		3,134
Accrued compensation and benefits	13,467	(6,533)	—		6,934
Accrued expenses and other current liabilities	18,925	(4,722)	—		14,203
Deferred revenue	6,100	(6,100)	—		—

Total current liabilities	89,910	(50,132)	—		39,778
Long-term debt	4,746	(3,840)	—		906
Other long-term liabilities	9,765	(654)	—		9,111
Convertible senior debentures	129,000	—	—		129,000
Deferred taxes	1,026	(1,026)	—		—
Minority interest	2,692	(396)	—		2,296
Commitments and contingencies
Redeemable subsidiary stock-based compensation	84	—	—		84
Shareholders’ Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—	—		—
Common stock, $0.10 par value; 500,000 shares authorized; 121,124 shares issued and outstanding	12,112	—	—		12,112
Additional paid-in capital	758,515	—	—		758,515
Accumulated deficit	(616,013)	—	16,346	(4)	(599,667)
Accumulated and other comprehensive income	25	—	—		25

Total shareholders’ equity	154,639	—	16,346		170,985

Total liabilities and shareholders’ equity	$391,862	$(56,048)	$16,346		$352,160

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Notes to Unaudited Pro Forma Consolidated Balance Sheet

(1)	The pro forma consolidated balance sheet gives effect to the Bundle Transaction, assuming the sale occurred on December 31, 2007.

(2)	Pending Transaction.

The pending Bundle Transaction assumes the following for the Company (in thousands):

Gross proceeds	$100,000
Estimated transaction costs	(1,750)

Net cash proceeds	$98,250

(3)	Use of Proceeds.

The pro forma condensed consolidated balance sheet assumes for the purpose of this presentation that the net sale proceeds of $96.6 million from the Bundle Transaction are maintained in short term deposit accounts classified as Cash and cash equivalents.

(4)	Gain on Sale.

The pro forma consolidated balance sheet assumes that the Company recognized a gain on sale of $16.3 million, net of tax, representing the excess of the estimated net proceeds of $98.3 million over the carrying value of the Six Partner Companies as of December 31, 2007 of $81.9 million.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Pro Forma Consolidated Statement of Operations
For The Year Ended December 31, 2007

	As Reported for	Deconsolidate/	Pro Forma for
	the Year Ended	Remove Interests	the Year Ended
	December 31,	in Six Partner	December 31,
	2007	Companies	2007(1)
	(In thousands except per share amounts)

Revenue	$176,119	$(133,123)	$42,996

Operating expenses:
Cost of sales	124,739	(102,353)	22,386
Selling, general and administrative	97,108	(41,797)	55,311
Research and development	2,407	(2,407)	—
Amortization of intangible assets	2,024	(2,024)	—
Goodwill impairment	5,438	(5,438)	—

Total operating expenses	231,716	(154,019)	77,697

Operating loss	(55,597)	20,896	(34,701)
Other income (loss), net	(4,866)	(223)	(5,089)
Recovery — related party	12	—	12
Interest income	7,539	(20)	7,519
Interest expense	(7,660)	2,171	(5,489)
Equity loss	(14,143)	—	(14,143)
Minority interest	5,829	(80)	5,749

Net loss from continuing operations before income taxes	(68,886)	22,744	(46,142)
Income tax benefit	781	(85)	696

Net loss from continuing operations	$(68,105)	$22,659	$(45,446)

Basic and diluted loss per share from continuing operations (2)	$(0.56)		$(0.37)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Pro Forma Consolidated Statement of Operations
For The Year Ended December 31, 2006

		Deconsolidate /
	As Reported for	Remove	Pro Forma for
	the Year Ended	Interests in	the Year Ended
	December 31,	Six Partner	December 31,
	2006	Companies	2006(1)
	(In thousands except per share amounts)

Revenue	$162,642	$(134,919)	$27,723
Operating expenses:
Cost of sales	118,749	(103,136)	15,613
Selling, general and administrative	93,016	(43,881)	49,135
Research and development	2,501	(2,501)	—
Amortization of intangible assets	2,498	(2,498)	—

Total operating expenses	216,764	(152,016)	64,748
Operating loss	(54,122)	17,097	(37,025)
Other income (loss), net	5,559	(157)	5,402
Recovery — related party	360	—	360
Interest income	6,907	(102)	6,805
Interest expense	(6,630)	1,427	(5,203)
Equity loss	(3,267)	—	(3,267)
Minority interest	6,112	(391)	5,721

Net loss from continuing operations before income taxes	(45,081)	17,874	(27,207)
Income tax benefit	1,186	84	1,270

Net loss from continuing operations	$(43,895)	$17,958	$(25,937)

Basic and diluted loss per share from continuing operations (2)	$(0.36)		$(0.21)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Pro Forma Consolidated Statement of Operations
For The Year Ended December 31, 2005

		Deconsolidate /
	As Reported for	Remove	Pro Forma for
	the Year Ended	Interests in	the Year Ended
	December 31,	Six Partner	December 31,
	2005	Companies	2005(1)
	(In thousands except per share amounts)

Revenue	$103,775	$(92,335)	$11,440

Operating expenses:
Cost of sales	81,437	(72,638)	8,799
Selling, general and administrative	66,309	(29,979)	36,330
Research and development	125	(124)	1
Purchased in-process research and development	1,974	(1,974)	—
Amortization of intangible assets	1,092	(1,092)	—

Total operating expenses	150,937	(105,807)	45,130
Operating loss	(47,162)	13,472	(33,690)
Other income, net	7,066	7	7,073
Recovery — related party	28	—	28
Interest income	4,974	(2)	4,972
Interest expense	(6,365)	1,170	(5,195)
Equity loss	(6,597)	—	(6,597)
Minority interest	6,922	(27)	6,895

Net loss from continuing operations before income taxes	(41,134)	14,620	(26,514)
Income tax benefit	230	(230)	—

Net loss from continuing operations	$(40,904)	$14,390	$(26,514)

Basic and diluted loss per share from continuing operations (2)	$(0.34)		$(0.22)

Notes to Unaudited Pro Forma Consolidated Statements of Operations

(1)	The pro forma consolidated statements of operations give effect to the Bundle Transaction, assuming it occurred on January 1, 2005. The Company expects to record a gain on the sale of the Six Partner Companies based upon the difference between the carrying value and the net cash proceeds ultimately received. The gain on sale is not reflected in the unaudited pro forma consolidated statements of operations above.

(2)	If a consolidated or equity method public company has dilutive options or securities outstanding, diluted loss per share is computed first by deducting from net loss the income attributable to the potential exercise of the dilutive options or securities of the company. The impact is shown as an adjustment to net loss for purposes of calculating diluted loss per share. The pro forma diluted loss per share shown in the above tables excludes the effect of the Six Partner Companies’ diluted options and securities.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective as of December 31, 2007. In light of these material weaknesses, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
     Our business strategy involves the acquisition of new businesses on an ongoing basis, most of which are young, growing companies. Typically, these companies historically have not had all of the controls and procedures they would need to comply with the requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder. These companies also frequently develop new products and services. Following an acquisition, or the launch of a new product or service, we work with the company’s management to implement all necessary controls and procedures.
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
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim Consolidated Financial Statements will not be prevented or detected on a timely basis.
     Management evaluated our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2007, our internal control over financial reporting was not effective due to the existence of the following material weaknesses:
     The accounting and finance organization at Clarient, a consolidated subsidiary of the Company, lacks policies and procedures that are effective at ensuring that financial reporting risks, including changes therein, within its accounting processes, are identified timely and corresponding control activities implemented. This material weakness contributed to the significant deficiencies described below, the combined effect of which is also considered a material weakness in our internal control over financial reporting.
     Clarient did not design and maintain controls that were effective at ensuring that the appropriate accounting treatment was applied to information provided by a third party service provider utilized in the billing function. This significant deficiency resulted in an overstatement of revenue and an understatement of current liabilities for refunds to customers. Clarient did not design and maintain controls adequate to ensure that changes in historical collection experience result in modifications to the process for determining the estimate of the allowance for doubtful accounts. This significant deficiency resulted in misstatements of the allowance for doubtful accounts. These misstatements were corrected prior to the issuance of our 2007 Consolidated Financial Statements.
     Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting. Their opinion on the effectiveness of our internal control over financial reporting and their opinion on our financial statements are included elsewhere in this Form 10-K.

     (c) Change in Internal Control over Financial Reporting
     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     (d) Remediation of Material Weaknesses
     We have commenced efforts to address the material weaknesses in internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures. Our plans include the following actions:
•	Clarient intends to begin billing its customers directly rather than through a third party service provider. Clarient is in the process of implementing and testing a new in-house billing system and it expects that the transition from the third party service provider to its new in-house billing system will be completed in 2008. Prior to the completion of the transition of the billing function from the third party service provider, we will implement additional review procedures with respect to the review and interpretation of information provided by the third party service provider.

•	We developed an enhanced model that utilizes historical collection results as the primary basis for assumptions used to calculate an appropriate allowance for doubtful accounts at period end.

•	We will enhance training and oversight of accounting personnel responsible for revenue recognition, accounts receivable and the allowance for doubtful accounts to ensure these resources are properly trained and capable of performing the required responsibilities in these areas of financial reporting.

•	We will augment quarterly reporting requirements to include supplemental analytics to be provided in areas of specified high risk.

•	Our internal auditors will perform quarterly site visits to substantively audit the areas of specified high risk.
     Although the remediation efforts are underway, material weaknesses will not be considered remediated until new controls over financial reporting are fully implemented and operational for a period of time and are operating effectively.
Item 9B. Other Information
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Incorporated by reference to the portions of our Definitive Proxy Statement entitled “Election of Directors,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information about our executive officers is included as an Annex to Part I above.
Item 11. Executive Compensation
     Incorporated by reference to the portions of our Definitive Proxy Statement entitled “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Incorporated by reference to the portion of our Definitive Proxy Statement entitled “Stock Ownership of Directors and Officers.”
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

     Our Compensation Committee has the authority to select the recipients of grants under our equity compensation plans and determine the terms and conditions of the grants, including but not limited to (i) the number of shares of common stock covered by such grants; (ii) the type of grant; (iii) the dates upon which such grants vest (which for time-based vesting options is typically 25% on the first anniversary of the grant date and in 36 equal monthly installments thereafter) and for market-based vesting options is based upon the achievement of improvement in Safeguard’s market capitalization above the base market capitalization established at the time of grant); (iv) the exercise price of options (which is equal to the average of the high and low prices of a share of our common stock as reported on the New York Stock Exchange consolidated tape on the grant date) or the consideration to be paid in connection with restricted stock, stock units or other stock-based grants (which may be no consideration); and (iv) the term of the grant. Deferred stock units issued to directors are payable, on a one-for-one basis, in shares of Safeguard common stock following a director’s termination of service on the Board.
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
     A total of 5,400,000 shares of our common stock are authorized for issuance under the 2001 Plan. At December 31, 2007, 3,715,001 shares were subject to outstanding options, 18,936 shares were available for future issuance, and 1,666,063 shares had been issued under the 2001 Plan. If any option granted under the 2001 Plan expires or is terminated, surrendered, canceled or forfeited, or if any shares of restricted stock, performance units or other stock-based grants are forfeited, the unused shares of common stock covered by such grants will again be available for grant under the 2001 Plan.
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
     During 2005, the Compensation Committee granted “employee inducement” awards to two newly-hired executive officers. The awards were granted outside of Safeguard’s existing equity compensation plans in accordance with NYSE rules and consisted of options to purchase up to an aggregate of 6,000,000 shares of Safeguard common stock. During 2007, the Compensation Committee granted similar “employee inducement” awards to two other newly-hired executive officers. These awards were likewise granted outside of Safeguard’s existing equity compensation plans in accordance with NYSE rules and consisted of options to purchase up to an aggregate of 2,500,000 shares of Safeguard common stock. All of these “employee inducement” awards have an eight-year term and a per share exercise price equal to the average of the high and low prices of Safeguard common stock on the respective executive’s employment commencement date. Of the shares underlying the “employee inducement” awards, 2,125,000 shares are subject to time-based vesting, with an aggregate of 531,250 shares vesting on the first anniversary of the grant date and 1,593,750 shares vesting in 36 equal monthly installments thereafter. The remaining 6,375,000 shares underlying the “employee inducement” awards vest incrementally based upon the achievement of certain specified levels of increase in Safeguard’s market capitalization. With the exception of the market-based vesting provisions, the terms and provisions of the employee inducement awards are substantially the same as options previously awarded to other executives under Safeguard’s equity compensation plans.

     The following table provides information as of December 31, 2007 about the securities authorized for issuance under our equity compensation plans.
Equity Compensation Plan Information

			Number of
			securities
			remaining available
	Number of		for future issuance
	securities to be	Weighted-average	under equity
	issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding
	outstanding	options, warrants	securities
	options, warrants	and rights	reflected in column
	and rights	(1)	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (2)	10,350,097	$2.2223	2,570,090

Equity compensation plans not approved by security holders (3)	12,215,001	$1.8967	18,936

Total	22,565,098	$2.0366	2,589,026

(1)	The weighted average exercise price calculation excludes 1,145,902 shares underlying outstanding deferred stock units included in column (a) which are payable in stock, on a one-for-one basis.

(2)	Represents awards granted, and shares available for issuance, under the 1999 Equity Compensation Plan and the 2004 Equity Compensation Plan. Includes 960,098 shares underlying deferred stock units awarded for no consideration and 185,804 shares underlying deferred stock units awarded to directors in lieu of all or a portion of directors’ fees. Payments in respect of deferred stock units are generally distributable following termination of employment or service, death, permanent disability or retirement. The value of the deferred stock units was approximately $3.2 million based on the fair value of the stock on the various grant dates. The deferred stock units generally vest over a period of four years, with the exception of deferred stock units issued to directors in lieu of compensation, which are fully vested at grant, and matching deferred stock units awarded to directors, which vest on the first anniversary of the grant date.

(3)	Includes awards granted and shares available for issuance under the 2001 Plan and 8,500,000 “employee inducement” awards.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Incorporated by reference to the portions of our Definitive Proxy Statement entitled “Corporate Governance and Board Matters — ‘Board Independence’ and ‘Review and Approval of Transactions with Related Persons’” and “Relationships and Related Transactions with Management and Others.”
Item 14. Principal Accountant Fees and Services
     Incorporated by reference to the portion of our Definitive Proxy Statement entitled “Independent Registered Public Accounting Firm — Audit Fees.”

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

		Incorporated Filing Reference
		Form Type & Filing	Original
Exhibit Number	Description	Date	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of August 14, 2006, among Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard 2001 Capital, L.P., SRA Ventures, LLC, SRA International, Inc., Systems Research and Application Corporation, Mantas, Inc., i-flex solutions, ltd., i-flex America, inc. and Mandarin Acquisition Corp.	Form 8-K 8/15/06	99.2

2.2	Purchase Agreement, dated as of February 29, 2008, by and between Safeguard Scientifics, Inc., as Seller, and Saints Capital Dakota, L.P., as Purchaser.	Form 8-K 3/4/08	2.1

3.1	Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.1

3.2	Amended and Restated By-laws of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.2

4.1	Rights Agreement dated as of March 1, 2000 between Safeguard Scientifics, Inc. and ChaseMellon Shareholder Services LLC, as Rights Agent	Form 8-K 2/29/00	4

4.2	Indenture, dated as of February 18, 2004 between Safeguard Scientifics, Inc. and Wachovia Bank, National Association, as trustee, including the form of 2.625% Convertible Senior Debentures due 2024	Form 10-K 3/15/04	4.10

10.1.1 *	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended	Form 10-K 4/2/01	4.3

10.1.2 *	Amendment No. 1 to the Safeguard Scientifics, Inc. 1999 Equity Compensation Plan	Form 10-Q 8/6/04	10.2

10.2.1	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan	Form S-8 11/14/01	4.1

10.2.2	Amendment No. 1 to the Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan	Form 10-K 3/21/03	4.4.1

		Incorporated Filing Reference
		Form Type & Filing	Original
Exhibit Number	Description	Date	Exhibit Number
10.2.3	Amendment No. 2 to the Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan	Form 10-Q 8/6/04	10.3

10.3 *	Safeguard Scientifics, Inc. 2004 Equity Compensation Plan	Form 10-Q 8/6/04	10.1

10.4 *	Stock Option Grant Certificate issued to Peter J. Boni dated August 16, 2005	Form 10-Q 11/9/05	10.2

10.5 *	Stock Option Grant Certificate issued to James A. Datin dated September 7, 2005	Form 10-Q 11/9/05	10.4

10.6 *	Stock Option Grant Certificate issued to John A. Loftus dated September 13, 2005	Form 8-K 9/19/05	99.1

10.7 *	Stock Option Grant Certificate issued to Steven J. Feder dated October 25, 2005	Form 8-K 10/31/05	99.2

10.8 *	Stock Option Grant Certificate issued to Stephen Zarrilli dated December 15, 2006	Form 10-K 3/27/07	10.9

10.9 *	Restricted Stock Grant Agreement issued to John A. Loftus dated December 15, 2006	Form 10-K 3/27/07	10.10

10.10 *	Stock Option Grant Certificate issued to Raymond J. Land dated June 11, 2007	Form 10-Q 8/3/07	10.4.2

10.11 *	Stock Option Grant Certificates issued to Brian J. Sisko dated August 20, 2007	Form 10-Q 11/5/07	10.3

10.12.1 *	Form of directors’ stock option grant certificate (prior to February 21, 2007)	Form 10-Q 11/9/04	10.3

10.12.2 *	Form of directors’ stock option grant certificate (February 21, 2007 until February 27, 2008)	Form 10-K 3/27/07	10.11.2

10.12.3*†	Form of directors’ stock option grant certificate as of February 27, 2008	—	—

10.13.1 *	Form of officers’ stock option grant certificate (prior to February 27, 2008)	Form 10-Q 11/9/04	10.4

10.13.2 *†	Form of officers’ stock option grant certificate as of February 27, 2008	—	—

10.14 *	Safeguard Scientifics, Inc. Group Stock Unit Award Program—form of grant document	Form 10-Q 11/9/04	10.5

10.15 *	Safeguard Scientifics, Inc. Group Stock Unit Program for Directors—form of grant document	Form 10-Q 11/9/04	10.6

10.16 *	Form of Restricted Stock Grant Agreement	Form 10-Q 11/9/04	10.7

10.17 *	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of October 25, 2005)	Form 10-K 3/13/06	10.16

10.18 *	2007 Management Incentive Plan	Form 8-K 4/27/07	99.1

10.19 *	Compensation Summary — Non-employee Directors	Form 10-K 3/27/07	10.19

10.20 *	Employment Transition and Retirement Agreement between Safeguard Scientifics, Inc. and Anthony L. Craig dated April 12, 2005	Form 8-K 4/15/05	99.1

10.21.1 *	Employment Agreement dated August 17, 2004 between Safeguard Scientifics, Inc. and Christopher J. Davis	Form 10-Q 11/9/04	10.2

		Incorporated Filing Reference
		Form Type & Filing	Original
Exhibit Number	Description	Date	Exhibit Number
10.21.2 *	Agreement dated December 14, 2006 between Safeguard Scientifics, Inc. and Christopher J. Davis	Form 10-K 3/27/07	10.21.2

10.22.1 *	Employment Letter, effective November 17, 2004, and Letter Agreement, dated November 17, 2004, by and between Safeguard Scientifics, Inc. and Steven J. Feder	Form 8-K 11/19/04	99.1

10.22.2 *	Letter Agreement by and between Safeguard Scientifics, Inc. and Steven J. Feder dated August 16, 2007	Form 8-K 8/20/07	99.1

10.23 *	Letter Agreement dated February 25, 2005 by and between Safeguard Scientifics, Inc. and John A. Loftus	Form 8-K 2/25/05	99.1

10.24 *	Agreement by and between Safeguard Scientifics, Inc. and Peter J. Boni dated August 1, 2005	Form 8-K 8/4/05	99.1

10.25 *	Agreement by and between Safeguard Scientifics, Inc. and James A. Datin dated September 7, 2005	Form 8-K 9/13/05	99.1

10.26 *	Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of December 15, 2006	Form 10-K 3/27/07	10.26

10.27 *	Agreement by and between Safeguard Scientifics, Inc. and Raymond J. Land dated May 24, 2007	Form 8-K 6/11/07	99.1

10.28 *	Letter Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated August 20, 2007	Form 10-Q 11/5/07	10.2

10.29.1	Loan Agreement dated May 10, 2002 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 8/14/02	10.1

10.29.2	First Amendment dated May 9, 2003 to Loan Agreement dated May 10, 2002, by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 5/13/03	10.1

10.29.3	Second Amendment dated February 12, 2004 to Loan Agreement dated May 10, 2002 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-K 3/15/04	10.19

10.29.4	Third Amendment dated May 5, 2004 to Loan Agreement dated May 10, 2002 by and among Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 5/10/04	10.29

10.29.5	Fourth Amendment dated September 30, 2004 to Loan Agreement dated May 10, 2002 by and among Comerica Bank, successor by merger to Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 10/5/04	10.1

10.29.6	Fifth Amendment dated as of May 2, 2005, to Loan Agreement dated as of May 10, 2002, as amended, by and among Comerica Bank, successor by merger to Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 5/6/05	99.1

10.29.7	Sixth Amendment dated as of August 1, 2005, to Loan Agreement dated as of May 10, 2002, as amended, by and among Comerica Bank, successor by merger to Comerica Bank — California, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 8/4/05	99.4

		Incorporated Filing Reference
		Form Type & Filing	Original
Exhibit Number	Description	Date	Exhibit Number
10.29.8	Guaranty dated May 10, 2002 by Safeguard Scientifics, Inc. to Comerica Bank, successor by merger to Comerica Bank—California	Form 10-K 3/15/05	10.18.6

10.29.9	Affirmation and Amendment of Guaranty dated September 30, 2004, by Safeguard Scientifics, Inc. to Comerica Bank, successor by merger to Comerica Bank—California	Form 8-K 10/5/04	10.2

10.29.10	Seventh Amendment dated as of May 4, 2006 to Loan Agreement dated as of May 10, 2002, as amended, by and between Comerica Bank, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 8/4/06	10.1

10.29.11	Eighth Amendment dated as of February 28, 2007 to Loan Agreement dated as of May 10, 2002, as amended, by and between Comerica Bank, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-K 3/27/07	10.27.11

10.29.12	Ninth Amendment dated as of May 2, 2007 to Loan Agreement dated as of May 10, 2002, as amended, by and between Comerica Bank, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 10-Q 5/10/07	10.2.2

10.29.13	Affirmation and Amendment of Guaranty dated May 2, 2007, by Safeguard Scientifics, Inc. to Comerica Bank	Form 10-Q 5/10/07	10.2.3

10.30.1	Loan Agreement dated as of November 17, 2006 by and among Commerce Bank, N.A., Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 11/20/06	99.1

10.30.2	Guaranty dated as of November 17, 2006 by Safeguard Scientifics, Inc. to Commerce Bank, N.A.	Form 8-K 11/20/06	99.2

10.31.1	Guaranty dated September 30, 2004 by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Alliance Consulting)	Form 8-K 10/5/04	10.4

10.31.2	Affirmation of Guaranty dated September 30, 2004 by Safeguard Scientifics, Inc.	Form 8-K 10/5/04	10.5

10.31.3	Amendment and Affirmation of Guaranty dated as of February 28, 2006 by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Alliance)	Form 8-K 3/6/06	99.7

10.31.4	Amendment and Affirmation of Guaranty dated as of February 28, 2006 by Safeguard Scientifics, Inc. (on behalf of Alliance)	Form 8-K 3/6/06	99.6

10.31.5	Amended and Restated Loan Agreement dated February 28, 2007 for $15 million by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	Form 10-K 3/27/07	10.29.5

10.31.6	Amended and Restated Loan Agreement dated February 28, 2007 for $5 million by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc.	Form 10-K 3/27/07	10.29.6

10.31.7	Affirmation of Guaranty dated February 28, 2007 by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Alliance Consulting)	Form 10-K 3/27/07	10.29.7

10.31.8	First Amendment and Waiver dated May 2, 2007 to Amended and Restated Loan Agreement dated February 28, 2007 by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc. ($12.5 million credit facility)	Form 10-Q 5/10/07	10.3.4

		Incorporated Filing Reference
		Form Type & Filing	Original
Exhibit Number	Description	Date	Exhibit Number
10.31.9	First Amendment and Waiver dated May 2, 2007 to Amended and Restated Loan Agreement dated February 28, 2007 by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc. ($7.5 million credit facility)	Form 10-Q 5/10/07	10.3.5

10.31.10	Affirmation of Guaranty dated May 2, 2007 by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Alliance Consulting)	Form 10-Q 5/10/07	10.3.6

10.31.11	Second Amendment and Waiver to Amended and Restated Loan and Security Agreement dated as of February 28, 2008, by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc. ($9.5 million non-guarantied facility)	Form 8-K 3/4/08	10.5

10.31.12	Second Amendment and Waiver to Amended and Restated Loan and Security Agreement dates as of February 28, 2008, by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc. ($7.5 million facility)	Form 8-K 3/4/08	10.6

10.32.1	Third Amended and Restated Unconditional Guaranty dated	(1)	10.2
	January 17, 2007 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Clarient, Inc.)

10.32.2	Amended and Restated Reimbursement and Indemnity Agreement dated as of January 17, 2007, by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	(1)	10.3

10.32.3	Amendment and Affirmation of Guaranty dated February 28, 2007 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Clarient, Inc.)	(1)	10.5

10.32.4	Amended and Restated Loan Agreement dated as of February 28, 2008, by and between Comerica Bank and Clarient, Inc.	Form 8-K 3/4/08	10.1

10.33.1	Guaranty dated December 1, 2004 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Laureate Pharma)	Form 8-K 12/7/04	99.2

10.33.2	Affirmation and Amendment of Guaranty dated June 20, 2005 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Laureate Pharma)	Form 10-Q 8/8/05	10.6

10.33.3	Amendment and Affirmation of Guaranty dated February 28, 2007 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Laureate Pharma)	Form 10-K 3/27/07	10.31.10

10.33.4	Deficiency Guaranty dated February 28, 2007 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Laureate Pharma)	Form 10-K 3/27/07	10.31.11

10.33.5	Amended and Restated Loan Agreement dated as of February 28, 2008, by and between Comerica Bank and Laureate Pharma, Inc.	Form 8-K 3/4/08	10.2

10.33.6	Amended Affirmation of Deficiency Guaranty dated as of February 28, 2008, by and among Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Comerica Bank (on behalf of Laureate Pharma, Inc.)	Form 8-K 3/4/08	10.3

		Incorporated Filing Reference
		Form Type & Filing	Original
Exhibit Number	Description	Date	Exhibit Number
10.33.7	Loan Agreement dated as of February 28, 2008, by and between Comerica Bank and Laureate Pharma, Inc. ($4 million non-guarantied facility)	Form 8-K 3/4/08	10.4

10.34.1	Securities Purchase Agreement dated November 8, 2005 by and among Clarient, Inc. and the investors named therein	(2)	99.1

10.34.2	Form of Common Stock Purchase Warrant issued by Clarient, Inc. pursuant to the Securities Purchase Agreement dated November 8, 2005	(2)	99.3

10.35	Amended and Restated Senior Subordinated Revolving Credit Agreement dated March 14, 2008 by and between Safeguard Delaware, Inc. and Clarient, Inc.	(3)	10.1

10.36	Registration Rights Agreement dated March 14, 2008 by and among Safeguard Delaware, Inc., Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and Clarient, Inc.	(3)	10.2

10.37	Letter of Credit issued to W.P. Carey	Form 8-K 10/5/04	10.1

10.38	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36

14.1 †	Code of Business Conduct and Ethics	—	—

21.1†	List of Subsidiaries	—	—

23.1 †	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—

31.1 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2 †	Certification of Raymond J. Land pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2 †	Certification of Raymond J. Land pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 9, 2007 by Clarient, Inc. (SEC File No. 000-22677)

(2)	Incorporated by reference to the Current Report on Form 8-K filed on November 9, 2005 by Clarient, Inc. (SEC File No. 000-22677)

(3)	Incorporated by reference to the Current Report on Form 8-K filed on March 17, 2008 by Clarient, Inc. (SEC File No. 000-22677)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safeguard Scientifics, Inc.
By:	PETER J. BONI
Peter j. boni
President and Chief Executive Officer

Dated: March ___, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Peter j. Boni Peter J. Boni	President and Chief Executive Officer and Director (Principal Executive Officer)	Dated: March ___, 2008

Raymond J. Land Raymond J. Land	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: March ___, 2008

Michael J. Cody	Director	Dated: March ___, 2008
Michael J. Cody

Julie A. Dobson Julie A. Dobson	Director	Dated: March ___, 2008

Robert E. Keith, JR. Robert E. Keith, Jr.	Chairman of the Board of Directors	Dated: March ___, 2008

Andrew E. Lietz Andrew E. Lietz	Director	Dated: March ___, 2008

George Mackenzie George MacKenzie	Director	Dated: March ___, 2008

George McClelland George McClelland	Director	Dated: March ___, 2008

Jack L. Messman Jack L. Messman	Director	Dated: March ___, 2008

John W. Poduska, SR. John W. Poduska Sr.	Director	Dated: March ___, 2008

John J. Roberts John J. Roberts	Director	Dated: March ___, 2008

Robert J. Rosenthal Robert J. Rosenthal	Director	Dated: March ___, 2008