Form 10-K/A
period 2007-12-31
SAFEGUARD SCIENTIFICS INC
filed 2008-04-03
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
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

SIGNATURES
Certification of Peter J. Boni
Certification of Raymond J. Land
Certification of Peter J. Boni, Pursuant to Section 906
Certification of Raymond J. Land, Pursuant to Section 906

This Amendment on Form 10-K/A is being filed solely for the purpose of providing a dated signature page and dated versions of the following exhibits, all of which were inadvertently included without dates in Safeguard Scientifics, Inc.’s Form 10-K for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission on March 31, 2008:
31.1	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934

31.2	Certification of Raymond J. Land pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934

32.1	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Raymond J. Land pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Except as described above, no other changes have been made in this Form 10-K/A.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safeguard Scientifics, Inc.
By:	PETER J. BONI
Peter j. boni
President and Chief Executive Officer

Dated: March 31, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Peter J. Boni Peter J. Boni	President and Chief Executive Officer and Director (Principal Executive Officer)	Dated: March 31, 2008

Raymond J. Land Raymond J. Land	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: March 31, 2008

Michael J. Cody Michael J. Cody	Director	Dated: March 31, 2008

Julie A. Dobson Julie A. Dobson	Director	Dated: March 31, 2008

Robert E. Keith, Jr. Robert E. Keith, Jr.	Chairman of the Board of Directors	Dated: March 31, 2008

Andrew E. Lietz Andrew E. Lietz	Director	Dated: March 31, 2008

George MacKenzie George MacKenzie	Director	Dated: March 31, 2008

George McClelland George McClelland	Director	Dated: March 31, 2008

Jack L. Messman Jack L. Messman	Director	Dated: March 31, 2008

John W. Poduska, Sr. John W. Poduska Sr.	Director	Dated: March 31, 2008

John J. Roberts John J. Roberts	Director	Dated: March 31, 2008

Robert J. Rosenthal Robert J. Rosenthal	Director	Dated: March 31, 2008