Form 10-K/A
period 2007-12-31
SAFEGUARD SCIENTIFICS INC
filed 2008-04-29
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 2
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
      The number of shares outstanding of the Registrant’s Common Stock, as of April 25, 2008 was 121,564,111.

Explanatory Note

PART I I
Item 8. Financial Statements and Supplementary Data	1

PART III
Item 10. Directors, Executive Officers and Corporate Governance	53
Item 11. Executive Compensation	60
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	87
Item 13. Certain Relationships and Related Transactions, and Director Independence	91
Item 14. Principal Accountant Fees and Services	91
Item 15. Exhibits and Financial Statement Schedules	93
Certification of Peter J. Boni
Certification of Raymond J. Land
Certification of Peter J. Boni
Certification of Raymond J. Land
Explanatory Note
Safeguard Scientifics, Inc. (“Safeguard,” the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 2 on Form 10-K/A for the year ended December 31, 2007 (“Form 10-K/A”) to amend our Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008 (the “Original 10-K”). The Company is hereby amending the Form 10-K as follows:
•	To include Part III of the Original 10-K in its entirety (which includes an updated list of the Company’s executive officers that was initially included as an Annex to Part I of the Original 10-K), which items were originally expected to be incorporated by reference in our definitive proxy statement to be delivered to our shareholders in connection with our 2008 annual meeting of shareholders;

•	To amend and restate Item 8 of the Original 10-K to correct the last paragraph of the report of our independent registered public accounting firm on the company’s consolidated financial statements, which report appears on page 3, that incorrectly referred to an unqualified audit report on the effectiveness of the Company’s internal control over financial reporting when the report of our independent registered public accounting firm on internal control over financial reporting, which report appears on page 2, expressed an adverse opinion on the effectiveness of internal control over financial reporting; Although we are required to file the complete text of Item 8 in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, there has been no change to the financial statements other than the referenced change in the audit report of our independent registered public accounting firm; and

•	On the cover page, (i) to delete the reference in the Original 10-K to the incorporation by reference of the Company’s proxy statement for its 2008 annual shareholders’ meeting and (ii) to update the date as of which the number of outstanding shares of the Company’s common stock is being provided.
This Form 10-K/A does not reflect events that occurred after the filing of the Original 10-K. As a result of this amendment, we also are filing the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K/A. These certifications are included as Exhibits 31.3, 31.4, 32.3 and 32.4.
Except for the amendments and updates described above, this Amendment No. 2 on Form 10-K/A does not modify or update in any other way the Original 10-K.

Item 8. Financial Statements and Supplementary Data
     The following Consolidated Financial Statements, and the related Notes thereto, of Safeguard Scientifics, Inc. and the Reports of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K/A.

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
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Safeguard Scientifics, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
The members of the Board of Directors of the Company, as of the date of this Form 10-K/A, are as follows:
Peter J. Boni, age 62, joined Safeguard as President and Chief Executive Officer and a member of the Board in August 2005. Mr. Boni also is a director of Clarient, Inc. Positions held include Operating Partner for Advent International, Inc., a global private equity firm with $10 billion under management (April 2004 to August 2005); Chairman and Chief Executive Officer of Surebridge, Inc., an applications outsourcer serving the mid-market (March 2002 to April 2004); Managing Principal of Vested Interest LLC, a management consulting firm (January 2001 to March 2002); and President and Chief Executive Officer of Prime Response, Inc., an enterprise applications software provider (February 1999 to January 2001).
Michael J. Cody, age 58, has served on our Board since 2006. Positions held include Senior Vice President of Corporate Development (November 2007 to present) of Ensign-Bickford Industries, a provider of ordnance initiation systems for the aerospace and defense industries and pet food palatability products; Partner, Meadowood Capital, LLC, a private equity firm (April 2007 to November 2007); Vice President of Corporate Development, responsible for mergers, acquisitions and divestitures at EMC Corporation, a provider of products, services and solutions for information storage and management (1998 until his retirement in March 2007); Director of Corporate Development at United Technologies Corporation, a diversified technology company (1993 to 1998); Managing Director of the investment banking group at Price Waterhouse (1990 to 1993); and Vice President of Investment Banking at Kidder Peabody & Co. (1980 to 1989).
Julie A. Dobson, age 51, has served on our Board since 2003. Ms. Dobson also is a director of PNM Resources, Inc. and non-executive Chairperson of the Board of LCC International, Inc. Positions held include Chief Operating Officer (1998 until February 2002) of TeleCorp PCS, Inc., a wireless/mobile phone company that was acquired by AT&T Wireless, Inc. in late 2001; President of Bell Atlantic Corporation’s New York/ New Jersey Metro Region mobile phone operations (1997 to 1998); and a number of executive positions during her 18-year career with Bell Atlantic Corporation, including sales, operations, and strategic planning and development in the chief executive officer’s office.
Robert E. Keith, Jr., age 66, has served on our Board since 1996 and was appointed Chairman of the Board in October 2001, prior to which he served as Vice Chairman since February 1999. Mr. Keith also is a director of Internet Capital Group, Inc. Positions held include Managing Director of TL Ventures, a group of venture capital funds, and its predecessor funds (1988 to present); senior adviser to, and co-founder of, EnerTech Capital Partners (1996 to present); member of the Office of the Chief Executive of Safeguard (April 2001 to October 2001); and President (1991 to December 2002) and Chief Executive Officer (February 1996 to December 2002), of Technology Leaders Management, Inc., a private equity capital management company.
Andrew E. Lietz, age 69, has served on our Board since 2003. Mr. Lietz also is a director of Amphenol Corporation and DDi Corp. and a member of the Board of Trustees of the University System of New Hampshire. Positions held include Managing Director and Founder of Rye Capital Management, LLC, a private equity investment firm (2001 to present); Executive Chairman (late 2000 until mid 2002) of Clare Corporation, a designer and manufacturer of integrated circuits, solid-state relays and electronic switches, which was acquired by Ixys Corporation in June 2002; President and Chief Executive Officer (1995 to 2000) of, and several other executive positions during his 16-year career with, Hadco Corporation, a global manufacturer of electronic interconnect products and services; and a variety of positions at IBM Corporation.

George MacKenzie, age 59, has served on our Board since 2003. Mr. MacKenzie also is a director of American Water Works Company, Inc., C&D Technologies, Inc. and Tractor Supply Company. Positions held include non-executive Chairman of the Board (May 2006 to present) and interim Chief Executive Officer (January 2006 to April 2006) of American Water, a provider of water services in North America; interim Chief Executive Officer of C&D Technologies, Inc., a technology company that produces and markets systems for the conversion and storage of electrical power (March 2005 to July 2005); Executive Vice President and Chief Financial Officer of P.H. Glatfelter Company, a manufacturer of specialty papers and engineered products (September 2001 to June 2002); Vice Chairman (2000 to 2001) and Chief Financial Officer (1995 until his retirement in 2001) of, and several other executive positions during his 22-year career with, Hercules, Incorporated, a global chemical specialties manufacturer.
George D. McClelland, age 61, has served on our Board since 2006. Positions held include Chairman, CEO and Founder of eSecLending, a provider of securities lending services to the pension industry (2000 to 2001); a director of Riverstone Networks, Inc. and Storage Networks, Inc.; Senior Vice President, responsible for managing many of the portfolio companies of United Asset Management Corporation, a public holding company (1994-2001); multiple corporate management roles at FMR Corp., a diversified financial services company (1987-1991); and Corporate Treasurer of Data General Corporation, a technology company (1972-1987).
Jack L. Messman, age 68, has served on our Board since 1994. Mr. Messman also is a director of AMG Advanced Metallurgical Group N.V., RadioShack Corporation and Timminco Limited. Positions held include Chairman of the Board and Chief Executive Officer of Novell, Inc., a provider of infrastructure software products focused around Linux and identity management (2001 to 2006); Chief Executive Officer and President of Cambridge Technology Partners (Massachusetts), Inc., an e-business systems integration company (August 1999 until its acquisition by Novell, Inc. in July 2001); Chairman and Chief Executive Officer of Union Pacific Resources Group Inc., an independent oil and gas exploration and production company (April 1991 to August 1999); and Chairman and Chief Executive Officer of USPCI, Inc., Union Pacific’s environmental services company (May 1988 to April 1991).
Dr. John W. Poduska, Sr., age 70, has served on our Board since 1987. Dr. Poduska also is a director of Novell, Inc. and Anadarko Petroleum Corporation. Positions held include Chairman of Advanced Visual Systems, Inc., a provider of visualization software and solutions (January 1992 to December 2001); President and Chief Executive Officer of Stardent Computer, Inc, a computer manufacturer (December 1989 to December 1991); and Founder, Chairman and Chief Executive Officer of Stellar Computer, Inc., a computer manufacturer and the predecessor of Stardent Computer, Inc. (December 1985 to December 1989).
John J. Roberts, age 63, has served on our Board since 2003. Mr. Roberts also is a director of Armstrong World Industries, Inc. and Vonage Holdings Corp. and a trustee of Pennsylvania Real Estate Investment Trust. Mr. Roberts is a C.P.A. Positions held include Global Managing Partner and a Member of the Leadership Team of PricewaterhouseCoopers LLP at the time of his retirement in June 2002, completing a 35-year career with the professional services firm during which he served in a variety of client service and operating positions.
Dr. Robert J. Rosenthal, age 51, has served on our Board since 2007. Dr. Rosenthal also is a member of the Board of Advisors of the University of Maryland. Positions held include President, Chief Executive Officer and a director of Magellan Biosciences, Inc., a provider of clinical diagnostics and life sciences research tools (October 2005 to present); President, Chief Executive Officer and a director of TekCel, Ltd., a provider of life sciences research tools (October 2003 to January 2007); President and Chief Executive Officer of Boston Life Sciences, Inc., a diagnostic and therapeutic development company (July 2002 to October 2003); President and Chief Executive Officer of Magellan Discovery Technologies, LLC, a life sciences acquisition company (January 2001 to July 2002); Senior Vice President of PerkinElmer Corporation and President of its instrument division (March 1999 to November 2000); and in various executive positions at Thermo Optek Corporation (September 1995 to February 1999).

Executive Officers
The executive officers of the Company, as of the date of this Form 10-K/A, are as follows:

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
Mr. Datin joined Safeguard as Executive Vice President and Managing Director, Life Sciences Group in September 2005. Mr. Datin served as Chief Executive Officer of Touchpoint Solutions, Inc., a provider of software that enables customers to develop and deploy applications, content and media on multi-user interactive devices, from December 2004 to June 2005; Group President in 2004, and as Group President, International, from 2001 to 2003, of Dendrite International, a provider of sales, marketing, clinical and compliance solutions and services to global pharmaceutical and other life sciences companies; Group Director, Corporate Business Strategy and Planning at GlaxoSmithKline, from 1999 to 2001, where he also was a member of the company’s Predictive Medicine Board of Directors that evaluated acquisitions and alliances; and Chief Executive Officer of Isuta Holdings Berhad, a publicly traded distributor and manufacturer of medical and clean room products, from 1997 to 1999. His prior experience also includes international assignments with and identifying strategic growth opportunities for E Merck and Baxter. Mr. Datin is a director of Clarient, Inc.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and greater than 10% holders of our common stock to file with the SEC reports of ownership of our securities and changes in ownership of our securities. Based solely on our review of the copies of reports we have received and upon written representations from the reporting persons that no Form 5 reports were required to be filed by those persons, Safeguard believes there were no late filings by our directors and executive officers during 2007 other than one transaction reported late on a Form 5 by Michael J. Cody. There were no known holders of greater than 10% of our common stock during 2007.
CORPORATE GOVERNANCE AND BOARD MATTERS
Safeguard’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters for the Board’s Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee are available at www.safeguard.com/governance. Shareholders also may obtain a print copy of these documents, at no cost, by writing to our Secretary at 435 Devon Park Drive, Building 800, Wayne, PA 19087-1945. The Code of Business Conduct and Ethics is applicable to all employees of Safeguard, including each of our executive and financial officers, and the members of our Board. Safeguard intends to post information regarding amendments to or waivers from our Code of Business Conduct and Ethics (to the extent applicable to Safeguard’s directors or executive officers) in the Corporate Governance section of our website. Our website is not part of this Form 10-K/A. All references to our website address are intended to be inactive textual references only.
Board Independence. Safeguard’s common stock is listed on the New York Stock Exchange, which we refer to below as the “NYSE.” To assist the Board in making independence determinations, the Board has adopted categorical standards which are reflected in our Corporate Governance Guidelines. Generally, under these standards, a director does not qualify as an independent director if any of the following relationships exist:
•	Currently or within the previous three years, the director has been employed by us, someone in the director’s immediate family has been one of our executive officers, or the director or someone in the director’s immediate family has been employed as an executive officer of another company where any of our present executive officers at the same time serves or served on that company’s compensation committee;

•	The director or someone in the director’s immediate family is a current partner of a firm that is our internal or external auditor, the director is a current employee of the firm, someone in the director’s family is a current employee of the firm who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice, or the director or someone in the director’s immediate family is a former partner or employee of such a firm and personally worked on our audit within the last three years;

•	The director or someone in the director’s immediate family received, during any 12-month period within the last three years, more than $100,000 in direct compensation from us (other than director and committee fees and pension or other forms of deferred compensation for prior service that are not contingent in any way on continued service);

•	The director is a current employee or holder of more than 10% of the equity of another company, or someone in the director’s immediate family is a current executive officer or holder of more than 10% of the equity of another company, that has made payments to or received payments from us, in any of the last three fiscal years of the other company, that exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenues; or

•	The director is a current executive officer of a charitable organization to which we have made charitable contributions in any of the charitable organization’s last three fiscal years that exceeds the greater of $1 million or 2% of that charitable organization’s consolidated gross revenues.
The Board has determined that Michael Cody, Julie Dobson, Andrew Lietz, George MacKenzie, George McClelland, Jack Messman, John Poduska, John Roberts and Robert Rosenthal have no direct or indirect material relationships with us other than their directorship and, therefore, are independent within the meaning of the NYSE listing standards and satisfy the categorical standards contained in our Corporate Governance Guidelines.
Board Structure and Committee Composition. At the date of this Form 10-K/A, Safeguard’s Board has 11 members and four standing committees. The Board held seven meetings in 2007. Each incumbent director attended at least 75% of the total number of meetings of the Board and committees of which he or she was a member. Directors are invited, but not required, to attend annual meetings of Safeguard shareholders. All directors who were serving on our Board at the time of the meeting attended the 2007 annual meeting of shareholders. Under our Corporate Governance Guidelines and NYSE listing standards, non-employee directors meet in executive session at each regularly scheduled Board meeting, outside of the presence of any management directors and any other members of Safeguard’s management who may otherwise be present, and during at least one session per year, only independent directors are present. The Chairperson of the Nominating & Corporate Governance Committee presides at these sessions. The table below describes the membership of each of the standing committees during 2007 and the number of meetings held by each of these committees during 2007.

Nominating &
	Acquisition	Audit	Compensation	Corporate Governance
Number of Meetings held in 2007	7	11	8	6
Membership:
Peter J. Boni	✓
Michael J. Cody	✓			✓
Julie A. Dobson		†	Chairperson
Robert E. Keith, Jr.	Chairperson
Andrew E. Lietz			†	Chairperson
George MacKenzie		Chairperson
George D. McClelland		✓	✓
Jack L. Messman	✓			✓
John W. Poduska, Sr.	✓			✓
John J. Roberts		✓	✓
Robert J. Rosenthal	✓	✓

An † denotes former committee member. Ms. Dobson and Mr. Lietz served on the Audit Committee and Compensation Committee, respectively, until June 2007; Messrs. McClelland and Cody were appointed to the Compensation Committee and Nominating & Corporate Governance Committee, respectively, in June 2007. Dr. Rosenthal was appointed to the Acquisition Committee when he joined our Board in July 2007 and to the Audit Committee in September 2007.
Acquisition Committee. The Board has delegated to the Acquisition Committee the authority to approve, between regularly scheduled Board meetings, the following transactions:
•	follow-on transactions in existing partner companies involving amounts between $5 million and $20 million;

•	new transactions involving amounts between $10 million and $20 million; and

•	divestitures of existing partner companies involving amounts between $10 million and $20 million.
Audit Committee. The Audit Committee’s responsibilities, which are described in detail in its charter, include, among other duties, the responsibility to:

•	Assist the Board in fulfilling its responsibilities regarding general oversight of the integrity of Safeguard’s financial statements, Safeguard’s compliance with legal and regulatory requirements, and the performance of Safeguard’s internal audit function;

•	Interact with and evaluate the performance, qualifications and independence of Safeguard’s independent registered public accounting firm;

•	Review and approve related party transactions; and

•	Prepare the report required by SEC regulations to be included in the proxy statement.
The Audit Committee has the sole authority to retain, set compensation and retention terms for, terminate and oversee the relationship with Safeguard’s independent registered public accounting firm (which reports directly to the Audit Committee). The Audit Committee also oversees the activities of the internal auditor, reviews the effectiveness of the internal audit function and approves the appointment of the internal auditor. The Audit Committee has the authority to obtain advice, counsel and assistance from internal and external legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties and to receive appropriate funding from Safeguard for such advice and assistance. The full responsibilities of the Audit Committee are set forth in the Audit Committee Charter, which is reviewed annually by the Committee. The Audit Committee Charter is available through the Corporate Governance link on our website at www.safeguard.com/governance.
The Board has determined that each member of the Audit Committee meets the independence requirements established by SEC regulations, the NYSE listing standards and by our Corporate Governance Guidelines. The Board has determined that Messrs. MacKenzie, McClelland and Roberts and Dr. Rosenthal are “audit committee financial experts” within the meaning of the SEC regulations, and the Board has determined that each member of the Audit Committee has accounting and related financial management expertise within the meaning of the NYSE listing standards. Mr. MacKenzie and Mr. Roberts each serve as a member of the audit committee of the board of directors of four publicly traded companies, including our Audit Committee. The Board has determined that such simultaneous service does not impair Mr. MacKenzie’s or Mr. Roberts’ ability to effectively serve on our Audit Committee.
Compensation Committee. The Compensation Committee’s responsibilities, which are described in detail in its charter, include, among other duties, the responsibility to:
•	Approve the philosophy for compensation of our executive officers and other employees;

•	Establish compensation (including base salary, incentive compensation and equity-based programs) for our Chief Executive Officer and other executive officers;

•	Administer the long- and short-term compensation and performance-based incentive plans (which are cash and equity based);

•	Approve employment agreements and perquisites provided to our executive officers;

•	Review management’s recommendations for our broad-based employee benefit plans;

•	Evaluate and recommend to the Board the compensation for all non-employee directors for service on the Board and its committees; and

•	Review and discuss with management the Compensation Discussion and Analysis and recommend to the Board its inclusion in our Form 10-K and proxy statement.
The Compensation Committee Charter is available through the Corporate Governance link on our website at www.safeguard.com/governance. The Board has determined that each member of the Compensation Committee meets the independence requirements established in the NYSE listing standards and by our Corporate Governance Guidelines.
A discussion of some of the Compensation Committee’s processes and procedures for the consideration and determination of executive compensation is contained in “Compensation Discussion and Analysis—Setting Executive Compensation.” Additional processes and procedures include the following:

•	Meetings. The Compensation Committee generally meets five times each year, with additional meetings being scheduled as needed. The annual committee calendar is established prior to the beginning of each year, and agendas for each meeting are established in consultation with the Compensation Committee Chairperson. The Compensation Committee meets in executive session during or prior to the end of each regularly scheduled meeting.

•	Role of Consultant. The Compensation Committee has retained the services of a third party compensation consultant to assist the Compensation Committee in its deliberations regarding senior executive and director compensation. Hewitt Associates LLC served as the Compensation Committee’s consultant from December 2003 until October 2007, at which time the Compensation Committee retained Mercer LLC, a wholly owned subsidiary of March & McLennan Companies, Inc. Specifically, the consultant provides the Compensation Committee with information relating to competitiveness of pay levels, compensation design, market trends and technical considerations, concerning both executive officers and directors, and assists the Compensation Committee with the reporting of executive compensation under the SEC’s proxy disclosure rules. These services, which are provided in support of decision-making by the Compensation Committee, are the only formal services that the compensation consultant performs for Safeguard. From time to time since its hire, Mercer has provided miscellaneous data and research to the Compensation Committee relating to various compensation topics generally. The consultant reports to and acts at the direction of, and attends selected meetings as requested by, the Chairperson of the Compensation Committee. The Compensation Committee has the sole authority to hire and terminate the consultant and evaluates the performance of its consultant annually.

•	Role of Executive Team. Our Chief Executive Officer, with the assistance of other company employees as he requests, provides support to the Compensation Committee by preparing materials to assist the Committee in making its compensation decisions; conferring with the Committee and its consultant on the selection of peer companies and industries used for comparison purposes; providing suggestions to the Committee in the area of executive compensation, including suggestions in the context of terms of employment agreements, performance measures and targets under our management incentive plan, and equity awards; and ultimately implementing the Committee’s compensation decisions. Management also provides the Compensation Committee with comprehensive tally sheets on an annual basis to facilitate the Committee’s review of the total compensation of our senior executives. The tally sheets include both historical data and estimated forward looking amounts for the current calendar year. The tally sheets summarize: cash compensation (salary, actual/target cash incentive awards and perquisites); the dollar value of benefits provided; potential severance amounts payable under various scenarios; and outstanding equity awards held by each senior executive. The Compensation Committee discusses its compensation views with the Chief Executive Officer, and the Chief Executive Officer makes recommendations to the Compensation Committee for salary adjustments and equity and non-equity plan participation and awards to the named executive officers and other senior executives. However, other than for compensation that has been established contractually or under quantitative formulas established by the Compensation Committee each year under our management incentive plan, the Compensation Committee exercises its own discretion in determining additional compensation, which may take the form of cash or equity, for the named executive officers and other senior executives. Additional information can be found in “Compensation Discussion and Analysis—Role of Executive Team in Compensation Decisions.”
Nominating & Corporate Governance Committee. The Nominating & Corporate Governance Committee’s responsibilities, which are described in detail in its charter, include, among other duties, the responsibility to:
•	Establish criteria for the selection of directors;

•	Consider qualified Board candidates recommended by shareholders;

•	Recommend to the Board the nominees for director, including nominees for director in connection with Safeguard’s annual meeting of shareholders;

•	Conduct an annual evaluation of the Board and its members and oversee the evaluations of each of the Board committees;

•	Take a leadership role in shaping Safeguard’s corporate governance policies, including developing and recommending to the Board Safeguard’s Corporate Governance Guidelines and Code of Business Conduct and Ethics;

•	Evaluate the performance of the Chief Executive Officer; and

•	Monitor the process of succession planning for the Chief Executive Officer and executive management.
The Nominating & Corporate Governance Committee Charter is available through the Corporate Governance link on our website at www.safeguard.com/governance. The Board has determined that each member of the committee meets the independence requirements established in the NYSE listing standards and by our Corporate Governance Guidelines.
The Nominating & Corporate Governance Committee considers properly submitted shareholder recommendations of director candidates in substantially the same manner as it considers director candidate recommendations from other sources. Any shareholder recommendation must include the following: the nominee’s name and the information about the nominee that would be required in a proxy statement under the SEC’s rules; information about the relationship between the nominee and the nominating shareholder; proof of the number of shares of Safeguard common stock that the nominating shareholder owns and the length of time the shares of Safeguard common stock have been owned; and a letter from the nominee certifying his or her willingness to serve, if elected, as a director.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview
The Compensation Committee (for purposes of this analysis, the “Committee”) is responsible for establishing our company-wide compensation philosophy and for determining the compensation provided to the individuals who serve as our Chief Executive Officer, Chief Financial Officer and the other individuals included in the Summary Compensation Table (collectively referred to as the “named executive officers”) and our other senior executives. As of the date hereof, our senior executive group is comprised of a total of nine persons, including the named executive officers. The Committee reviews our compensation philosophy each year to assure that its principles and objectives are aligned to our overall business strategy and aligned with the interests of shareholders in increasing the value of our common stock over the long-term.
Compensation Philosophy and Objectives
Our overall goals in compensating our senior executives are to:
•	Attract, retain and motivate executives who are particularly qualified, as a result of their prior professional experience, to shape Safeguard’s business model and pursue our business plan, and whose experience and skills can be leveraged across our partner companies to facilitate the partner companies’ growth and success;

•	Promote and reward the achievement of short-term and long-term corporate and individual objectives that our Board and management believe will lead to long-term growth in shareholder value; and

•	Encourage meaningful equity ownership and the alignment of executive and shareholder interests as an incentive to increase shareholder value.
The executive compensation program the Committee has created is intended to: provide an appropriate mix of fixed and variable, at-risk cash compensation; balance rewards for short-term performance with our ultimate goal of producing long-term shareholder value; and facilitate executive recruitment and retention. There is no pre-established target for the allocation between either cash or non-cash; short-term or long-term compensation; and/or fixed or variable items of compensation. Rather, the Committee reviews information provided by management as well as its consultant to determine the appropriate level and mix of each of these components. During 2007, we used the following principal elements of compensation to meet our overall goals:

Base Pay	à	Fixed compensation, based on competitive market practice and existing salary levels, that rewards an executive’s core competencies relative to his skills, experience and anticipated contributions to us and our partner companies;

Annual Cash Incentives	à	Variable, at-risk, performance-based incentive compensation, based on competitive market practice and existing incentive compensation levels, that rewards an executive’s contributions towards the achievement of short-term corporate and individual performance objectives;

Long-Term Incentives	à	Equity awards that encourage executive ownership of our stock and promote continued employment with us during the long-term vesting period, thereby aligning our executives’ interests with those of our shareholders regarding increases in shareholder value through improvement in our stock price over the long-term;

Health and Welfare Benefits	à	Benefits that are part of our broad-based employee benefit programs, including medical, dental, life insurance, and disability plans, our 401(k) plan and our nonqualified deferred compensation plan;

Perquisites	à	Limited additional benefits that are available to our senior executives; and

Severance and Change-in-Control Arrangements	à	Severance benefits that are payable in the event a termination of employment occurs without cause or for good reason and which provide retention incentives for our senior executives as well as continuity of executive management in the event of an actual or threatened change in control.
Role of Executive Team in Compensation Decisions
The Committee makes or has final approval authority regarding all compensation decisions with respect to our senior executives. Within the parameters approved by the Committee each year, senior management is responsible for evaluating and setting compensation with respect to our other employees.
Our Chief Executive Officer, with the assistance of other company employees as he requests, provides support to the Committee by preparing materials to assist the Committee in making its compensation decisions; conferring with the Committee and its consultant on the selection of peer companies and industries used for comparison purposes; providing suggestions to the Committee in the area of executive compensation, including suggestions in the context of terms of employment agreements, performance measures and targets under our management incentive plan, and equity awards; and ultimately implementing the Committee’s compensation decisions. Management also provides the Committee with comprehensive tally sheets on an annual basis to facilitate the Committee’s review of the total compensation of our senior executives. The tally sheets include both historical data and estimated forward looking amounts for the current calendar year. The tally sheets summarize: cash compensation (salary, actual/target cash incentive awards and perquisites); the dollar value of benefits provided; potential severance amounts payable under various scenarios; and outstanding equity awards held by each senior executive.
In determining the compensation of our Chief Executive Officer, the Committee considers the results of the performance assessment conducted each year by our Nominating & Corporate Governance Committee, which includes our Chief Executive Officer’s self-assessment of achievement of his individual prior year objectives and the assessment of his performance by each Board member. The Committee also discusses its compensation views with our Chief Executive Officer directly. Our Chief Executive Officer is not present when the Committee makes its determinations concerning his compensation.
Our Chief Executive Officer annually assesses each other senior executive’s performance and makes a recommendation to the Committee concerning achievement of individual objectives. Our Chief Executive Officer also makes recommendations to the Committee concerning salary adjustments and equity and non-equity grants to the named executive officers and other senior executives. In determining the compensation of other senior executives, the Committee considers our Chief Executive Officer’s assessment and recommendations. However, other than for compensation that has been established contractually or under quantitative formulas established by the Committee each year under our management incentive plan, the Committee exercises its own discretion in determining whether to accept or modify our Chief Executive Officer’s recommendations. These individuals are not present when the Committee and our Chief Executive Officer review their performance or when the Committee makes its determinations concerning their compensation.
From time to time during the year, our Chief Executive Officer may recommend to the Committee one-time cash bonuses or stock option or other equity grants to certain senior executives or other employees relating to instances of superior performance. The Committee acts on such recommendations on a case-by-case basis.
Role of Consultant
Hewitt Associates LLC assisted the Committee in its deliberations regarding executive officer and director compensation levels for 2007. Specifically, Hewitt Associates provided information relating to competitiveness of pay levels, compensation design, market trends and technical considerations, concerning both executive officers and directors, and assisted the Committee with the reporting in the 2007 proxy statement of executive compensation under the SEC’s proxy disclosure rules. These services, which were provided in support of decision-making by the Committee, are the only services that Hewitt Associates performed for Safeguard. Hewitt Associates reported to and acted at the direction of, and attended selected meetings as requested by, the Chairperson of the Committee.
The Committee, which has the sole authority to hire and terminate its consultant, evaluates the performance of its consultant annually. During 2007, the Committee not only evaluated the services provided by Hewitt Associates but also solicited and reviewed proposals from Hewitt Associates and a number of other compensation consulting firms concerning the Committee’s 2008 compensation decisions. Following its evaluation, the Committee directly retained Mercer LLC as its consultant to assist the Committee in its evaluation of senior executive and director compensation for 2008 and with the reporting in the 2008 proxy statement of executive compensation under the SEC’s proxy disclosure rules. Because Mercer was hired in October 2007, the Committee also consulted with Mercer concerning certain of its deliberations regarding payments to be made under the 2007 MIP.
Setting Executive Compensation
The Committee believes that a significant portion of each senior executive’s total compensation should be variable or “at-risk.” These variable components are not guaranteed. The components that make up the at-risk portion of our executive compensation program are of two different types: cash and equity. The at-risk variable cash component requires the achievement of strategic and operating corporate objectives, as well as the achievement of individual performance objectives, before any cash payment is triggered. Theoretically, the same achievements are required to drive stock price appreciation, which makes it possible for senior executives to realize value from stock options and other equity incentive awards granted as long-term incentives.
As described above, management provides the Committee with comprehensive tally sheets on an annual basis to facilitate the Committee’s review of the total compensation of our senior executives. The Committee has found these tally sheets to be useful in its evaluation of the total compensation program for our senior executives.
The Committee from time to time has reviewed a comparison of each element of total compensation against a group of specific companies and industries against which we believe we compete for talent and for shareholder investment, including the venture capital and private equity industries, as well as by reference to industry-specific compensation surveys. The analysis provided by Hewitt Associates in December 2006 for purposes of the Committee’s consideration of 2007 cash and total compensation levels measured our compensation against data from the following sources:

Proxy data	à	The following two comparator groups were specifically identified by us in consultation with Hewitt:

•    Business development companies, registered investment companies and holding companies that are representative of the unique nature of our business model for a publicly owned company. Included in this group were: Allied Capital Corporation; American Capital Strategies, Ltd.; Capital Southwest Corporation; Harris & Harris Group, Inc.; Hercules Technology Growth Capital, Inc.; Internet Capital Group, Inc.; Leucadia National Corporation; MCG Capital Corporation; MVC Capital, Inc.; TICC Capital Corp.; and Wesco Financial Corporation; and

•    Operating companies that are representative of peers to certain of our partner companies. Included in this group were: Actuate Corporation; Answerthink Inc.; Bio-Reference Laboratories, Inc.; Ciber Inc.; Covansys Corporation; Cytyc Corporation; i2 Technologies, Inc.; JDA Software Group, Inc.; Keane, Inc.; Logility, Inc.; Manhattan Associates, Inc.; Point.360; S1 Corporation; and Sapient Corp.

Culpepper Global Compensation & Benefits Survey - 2006	à	The following industry cuts from this survey were selected to be representative of our partner companies while the size scope was selected to represent the unique business model of Safeguard and the skill set of the executives needed to execute our strategy:

• Life sciences companies with $200 to $600 million in revenue; and

• Software companies with $200 to $600 million in revenue.

Mercer Private Equity Firms Compensation Survey Report — 2006	à	The following cuts from this survey were selected as comparables based on assets under management:

•    Private firms with over $500 million committed capital and median committed capital of $1,300 million; and

• All private firms with median committed capital of $719 million.

Private Equity Analyst-Holt Compensation Study — 2006 Edition		The following cuts from this survey were selected as comparables based on assets under management and geographical location: • Independent ventures;
• Mid-size independent ventures with $300 — $1,000 million assets under management; and

• Northeastern United States independent venture firms with median assets under management of $628 million.
The Committee annually evaluates the companies and surveys used for comparison purposes to be certain that the comparables reviewed by the Committee remain appropriate. For 2007, based on surveys and other information available to us, the Committee utilized data derived from the private equity industry as a proxy for data relating to the venture capital industry, which data was not readily available. In connection with its 2008 compensation review, the Committee determined that reviewing compensation from multiple perspectives was still appropriate given Safeguard’s unique business model. However, the Committee felt that the analysis could be improved by refining the comparables utilized. In particular, the Committee eliminated the comparisons to operating companies that are representative of peers to certain of Safeguard’s partner companies and limited the industry classifications and asset size parameters of companies used as proxy comparables.
Prior to 2006, we historically targeted base pay levels generally at or near the 50th percentile of base salaries for executives having comparable duties and responsibilities to our senior executives. Total compensation, including both annual cash incentives and long-term incentives, was targeted historically to fall at or near the 75th percentile of total compensation for executives having substantially comparable duties and responsibilities to our senior executives, assuming achievement of Safeguard’s corporate, and officers’ individual, objectives. However, recognizing that our business strategy, industry focus and diverse array of partner companies make comparisons to other companies difficult, and based on the inherent challenge in matching companies, job positions and skill sets, the Committee has viewed some of these comparisons as more appropriate for some positions than for others and has looked to this data for general guidance rather than rigid adherence to specific percentages. The Committee continues to review compensation in comparison to the historically targeted 50th and 75th percentiles for base pay and total compensation, respectively, but has determined that the overall objectives of our compensation philosophy would be better achieved through flexibility in determining pay levels to address differences in duties and responsibilities, individual experience, skill levels and achievements, and any retention concerns.
2007 Compensation Program
Base Pay. Base pay is established initially on the basis of several factors, including market competitiveness; past practice; individual performance and experience; the level of responsibility assumed; the level of skills and experience that can be leveraged across our partner companies to facilitate their growth and success; and individual employment negotiations with newly hired executives. Each of our named executive officers has an employment agreement with us which sets his minimum base salary. The Committee acknowledges, in particular, that as senior executives leave Safeguard and new officers are hired, candidates for hire typically will review publicly available information regarding our existing compensation levels and will condition their interest in working for Safeguard upon receiving compensation comparable to that of the officer they are replacing and of other senior executives of Safeguard. This situation impacts the Committee’s ability to measurably change overall compensation levels over short periods of time.
Base salaries typically are reviewed annually by the Committee, as well as in connection with a promotion or other changes in job responsibilities. As noted above, Safeguard competes for executive talent with venture capital and private equity firms. In considering whether to adjust base salary levels for 2007, the Committee took into account:
•	The private equity market data provided by Hewitt Associates (which showed that base salaries for Messrs. Boni, Datin and Loftus ranged from approximately 14% to 50%, depending upon position, below the medians in the Mercer and Holt private equity compensation studies);

•	The Committee’s assessment of Mr. Boni’s initial base salary, which was somewhat below market based on the private equity median values noted in the consultant’s survey data, as well as Mr. Boni’s performance during his first full year as our President and Chief Executive Officer; and

•	Mr. Boni’s assessment of the individual performance of each of the other named executive officers.
Based on the Committee’s review of the market data and its desire to bring base salaries closer to the median base salaries in venture capital and private equity; align the compensation of Messrs. Datin and Loftus to reflect their comparable roles within our organization; and provide for internal consistency in 2007 base salary increases, in December 2006, the Committee approved the following changes in base salary levels for our then named executive officers for 2007 as shown below:

Name	2006 Base Salary	2007 Base Salary

Peter J. Boni	$600,000	$650,000
James A. Datin	$375,000	$390,000
John A. Loftus	$275,000	$390,000
Steven J. Feder	$325,000	$340,000
During 2007, the Committee also approved the following employment agreements which established the compensation terms for newly hired executive officers based on employment negotiations:
•	Raymond J. Land joined us as Senior Vice President and Chief Financial Officer in June 2007 at an initial base salary of $325,000. Mr. Land’s base salary was based on the salary paid to his predecessor as our Chief Financial Officer, adjusted to reflect that Mr. Land would not be assuming the Chief Administrative Officer title which his predecessor also held; and

•	Brian J. Sisko joined us as Senior Vice President and General Counsel in August 2007at an initial base salary of $340,000. Mr. Sisko’s base salary was based on his prior experience as the general counsel of multiple public companies, his experience in the private equity and venture capital industries, and the salary paid to his predecessor as our General Counsel.

Subsequent to the departure of Christopher Davis as the Company’s Chief Administrative and Financial Officer in December 2006 and until Mr. Land assumed the position of Chief Financial Officer in June 2007, Stephen Zarrilli served as our Acting Senior Vice President, Acting Chief Administrative Officer and Acting Chief Financial Officer. Under the terms of his consulting agreement with us, Mr. Zarrilli received a retainer of $2,500 per day, subject to a maximum monthly retainer of $50,000, and a retainer of $50,000 during the 30-day transition period following Mr. Land’s commencement of employment. During 2007, we paid Mr. Zarrilli $327,500 for his services.
Beginning in December 2007, the Committee reviewed its compensation philosophy and the market data provided by Mercer and determined that 2008 base salary levels for our named executive officers satisfied the Committee’s stated objectives for the role of fixed cash compensation within our overall compensation philosophy and would remain the same as in 2007.
Cash Incentives.
Incentive Opportunity. In April 2007, the Committee adopted the 2007 Management Incentive Plan (the “2007 MIP”) to provide variable cash incentives to our senior executives and other employees based on 2007 performance. The 2007 MIP program, which emphasized teamwork among members of management to achieve key business objectives under our 2007 strategic plan, was based on the following mix of corporate and individual objectives for our senior executives and professional staff.
•	80% on the achievement of corporate objectives; and

•	20% on the achievement of individual objectives.
As of year-end 2007, this grouping consisted not only of our senior-most executives but also a total of 21 out of our 34 employees (our remaining employees also participated in our 2007 MIP, but their incentives were based 50% on corporate objectives and 50% on individual objectives).
We believe that short-term compensation (such as base salary and annual cash incentive awards) should not be based on the short-term performance of our stock, whether favorable or unfavorable, but rather on our executives’ management of the Company towards achieving our goal of long-term growth in shareholder value. We also believe that under our MIP, all of our executives and professional staff should earn their incentive payments based on the same relative weighting of corporate and individual objectives. The price of our stock should, in the long term, reflect our performance, and the performance of our stock will directly affect the value of stock options and other equity incentive awards provided to our senior executives as part of our compensation program.
Performance Measures. To align the 2007 MIP with our 2007 business strategy, the Committee established the following corporate objectives and weightings (representing 80% (or up to 80 points) of the total 2007 MIP target award):

Weighting	Corporate Objectives

30%
Achievement of specified levels of deployment of capital in new partner companies; capital funding based on reserves established at initial acquisition of certain partner companies; and/or funding to support growth through acquisitions or other strategic opportunities (but excluding working capital funding) for existing partner companies, with achievement being measured based on a matrix involving the amount of capital deployed and the number of transactions completed;

30%
Achievement of capital generation through exit transactions (including transactions by our partner companies as well as transactions by us relating to our interests in partner companies), with achievement being measured based on a matrix involving the amount of capital generated and the number of transactions completed;

20%
Achievement of explicit milestones or specified levels of revenues or profitability for the 15 partner companies in which we held an interest as of the adoption of the 2007 MIP, with each measure selected to reflect the respective partner company’s stage of growth and with greater emphasis being placed on those companies reported as consolidated in our financial statements; and

20%	Overall corporate performance of Safeguard, based on the Committee’s subjective evaluation.

The Committee established these objectives by taking into consideration the anticipated level of difficulty in achieving our 2007 business plan and the Committee’s judgment of acceptable performance. The award criteria were designed to provide management with a meaningful opportunity to meet the criteria for a target award but not guarantee achievement or make achievement somewhat inevitable. This approach was intended to provide increased economic incentives for exceeding the target award and some economic recognition, albeit reduced, for near achievement of the target.
In connection with the development of the 2007 MIP, each then executive officer also prepared written individual objectives that were reviewed and approved by our Chief Executive Officer. Our Chief Executive Officer’s individual objectives were reviewed and approved by the Committee. The individual objectives varied depending upon each participant’s roles and responsibilities.
Consistent with their respective employment agreements and the Company’s overall compensation philosophy, the Committee set the following variable cash target awards for 2007 for our then eligible named executive officers:

Target Variable
Name	Cash Incentive

Peter J. Boni	$650,000
James A. Datin	$390,000
John A. Loftus	$390,000
Steven J. Feder	$250,000
Mr. Zarrilli was not an eligible participant in our 2007 MIP.
Under the terms of their respective employment agreements with us, entered into during the 2007 calendar year, Messrs. Land and Sisko are eligible for a target MIP bonus of $195,000 and $250,000, respectively, beginning in 2008. In lieu of any actual participation in our 2007 MIP, Mr. Land and Mr. Sisko each received, upon commencement of employment, a payment equal to 100% of the pro rata portion of their variable cash target bonus ($109,375 and $91,096, respectively) based upon hire date. Mr. Land and Mr. Sisko each are required to use 100% of their respective payment, net of taxes, to purchase shares of our common stock in open market transactions in accordance with our insider trading procedures.
There were no mandatory minimum awards payable under the 2007 MIP. The actual cash incentive awards paid to participants were determined based upon the level of achievement of the quantitative and qualitative corporate and individual performance objectives and were measured in the aggregate on a sliding scale basis (e.g., for executives and professional staff, achievement of objectives totaling 50 points would result in payment of 50% of the target award, achievement of objectives totaling 100 points would result in payment of 100% of the target award and achievement of objectives totaling 150 points would result in payment of 150% of the target award). Payments under the 2007 MIP were limited to 150% of each individual’s target award.
Payouts. In February 2008, the Committee reviewed our performance against the quantitative and qualitative corporate objectives set forth above and preliminarily determined the following payout levels, subject to final approval upon completion of the audits of our 2007 financial statements and internal controls over financial reporting, which final approval occurred on April 1, 2008.

	Target	Payout
	Incentive	Level
Corporate Objectives	(in points)	(in points)	Factors Affecting Determination

Capital Deployment	24	22	Deployment of $57.4 million of newly committed capital in 12 transactions — $47.4 million relating to acquisitions of new partner companies (Advanced BioHealing, Beyond.com, Avid Radiopharmaceuticals, Cellumen, Bridgevine, Veralyte, and a stealth pre-launch technology company; the balance related to capital funded to existing partner companies based on reserves established at the time of acquisition. No credit was given for capital deployment to support partner companies outside of amounts properly reserved for follow-on funding or otherwise earmarked for specific merger and acquisition transactions.

Capital Generation	24	6	Generation of $30.7 million of capital through exit transactions.

Partner Company Performance	16	8	Achievement by approximately one-half of our partner companies of explicit milestones or specified levels of revenue or profitability.

Overall Corporate Performance	16	16	Overall corporate performance, including execution of our business strategy; deal sourcing and pipeline development; organizational staffing and development; facilitating partner company milestone achievements; building value in our partner companies through strategy, management and performance; and management of core corporate functions, including performance of our investor relations and marketing programs, financial reporting and other compliance responsibilities, and management of our corporate operating budget. The Committee specifically noted the following significant 2007 achievements in its review:

•      Continued execution of our strategy of eliminating from our roster of partner companies those companies that no longer fit within our stated areas of capital deployment focus and accomplishing new capital deployment in partner companies that do fit our current parameters;

			• Reception and better understanding of our business model by the financial markets/institutional investors;

			• Improvement in our ability to establish a consistent communication platform with our investors;

			• Continued upgrading of our advisory boards and the efficient and meaningful utilization of such advisory board members to assist our partner companies to increase their value to us; and

			• Continued improvement in the overall view of our partner companies regarding the value that we bring to our partner company relationships.

Total Points	80	52	(which equates to 65% achievement of corporate objectives)
At the end of the year, each senior executive also completed a self-assessment of his achievement of individual objectives (representing 20% (or up to 20 points) of the total 2007 MIP target award). The Chief Executive Officer’s self-assessment was a component of the annual performance review conducted by the Nominating & Corporate Governance Committee. The Committee reviewed with the Nominating & Corporate Governance Committee its assessment of the performance of the Chief Executive Officer, including his achievement of individual objectives, and discussed with the Chief Executive Officer his review of each other named executive officer’s achievement of each officer’s specific individual objectives.
Based on its review of the achievement of both quantitative and qualitative 2007 MIP objectives, the Committee (i) authorized the payment of an aggregate company-wide pool equal to approximately 70% of the 2007 MIP target, with payment to each participant, other than the Company’s senior executive group, made up, as of year-end 2007, of eight eligible persons, including the named executive officers, to be determined by management based upon an assessment of the achievement of individual objectives, with individual performance being capped at 110%; and (ii) limited acknowledgment of personal achievement for each of Messrs. Boni, Datin and Loftus, and for our other senior executives as a group, to a maximum of 90% of personal objectives.
Based on the Committee’s review of the 2007 MIP and the actual achievements of Safeguard and our individual senior executives, the Committee approved the following 2007 MIP payments to the named executive officers eligible for a payment under the 2007 MIP (which amounts are presented in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation”). Such amounts were paid following the completion of the audit of our financial statements.

	Payout Level	Approved Variable
Name	(in points)	Cash Incentive

Peter J. Boni	70	$455,000
James A. Datin	70	$273,000
John A. Loftus	70	$273,000
Under the terms of his agreements with us (see “Severance and Change-in-Control Arrangements” below), Mr. Feder received $135,000 (representing an amount equal to his pro rata MIP payment as of September 30, 2007) as part of his severance package.
By way of comparison, after taking into consideration the achievement of both corporate and individual objectives, payments to our then senior executives ranged from 102% to 114% of target under our 2006 MIP and from 88.5% to 130% of target under our 2005 MIP.
Long-Term Incentives. Our executive compensation programs include a significant equity component, primarily in the form of stock options. Our equity compensation plans also allow for the grant of restricted stock awards and such other equity-based awards as the Committee may determine to be appropriate from time to time.
As noted above, we compete for executive talent with venture capital and private equity firms, and we review comparative information regarding venture capital and private equity industry compensation practices. In such industries, executives (referred to as “managing partners”) typically have compensation programs that include a share of the fund’s profits (referred to as “carry”). We do not provide our executives with a compensation program tied directly to gains from our partner company holdings. Instead, we attempt to utilize our equity compensation plans as an alternative to approximate the economic benefit that would be provided by a carry. The equity awards made to our senior executives were based on our assessment of the carry which would typically be provided to our executives in positions of comparable responsibility at private equity and/or venture capital firms. For example, based upon information available to the Committee through its consultant, as well as directly through the professional experience of committee members, a managing partner of a venture capital or private equity firm would typically expect a carry ranging from about 1% to 5% of profits realized on portfolio transactions. To provide a different, but somewhat comparable, long-term economic benefit to our executive officers, we grant stock options to our executive officers, with each officer’s stock option grants ranging in the aggregate from about 1% to 5% of our outstanding shares of common stock, dependent upon the individual’s position and responsibilities. The grants, which generally are made upon hire, are intended by the Committee to cover a multi-year period and to be competitive with those held by comparable executives in the comparison data reviewed by the Committee (as adjusted for the senior executive’s experience).
Since stock options are granted with an exercise price equal to the average of the high and low trading prices of our common stock on the date of grant, the options will have value only if the market price increases after that date and, in the case of options that vest upon achievement of specified stock price levels, only if the specified stock price levels are achieved. We refer to options that vest upon achievement of specified stock price levels as “market-based vesting” options. The Committee has established the following allocation between options subject to time-based vesting and market-based vesting for our executive officers:
•	25% of the total underlying shares are subject to time-based vesting; of such amount, 25% vests on the first anniversary date of the grant date and the remaining 75% vests in 36 equal monthly installments on the same date of each month thereafter; and

•	75% of the total underlying shares are subject to market-based vesting.
The Committee believes that granting 75% of the principal option grants held by our executive officers based on a market-based vesting model aligns the long-term interests of Safeguard management and our shareholders. Our senior executives generally will not benefit from such option grants unless the Safeguard stock price achieves and sustains a targeted stock price (based on the average closing price of a share of our common stock as reported on the New York Stock Exchange consolidated tape for 20 consecutive trading days).
The following table shows the per share stock price levels at which portions of the shares underlying the market-based vesting options granted in 2005 to Messrs. Boni, Datin and Loftus will vest:

Percentage of Shares Underlying Options That Vest	Per Share Stock Price

First 10%	$2.0359
Next 20%	$3.1548
Next 30%	$4.6466
Final 40%	$6.5114
The options also may vest on a pro rata basis if the per share stock price is between the designated stock price levels set forth in the table for 20 consecutive trading days. We measure for these pro-rata vestings every six months. For example, based on the stock price levels in the above table, if the first 10% of the options have already vested and within the next six month window, the highest average closing price of a share of our common stock as reported on the New York Stock Exchange consolidated tape over 20 consecutive trading days equals $2.5954, an additional 10% of the shares underlying the options will vest.
Upon joining Safeguard, Mr. Land and Mr. Sisko received stock options to purchase 1,500,000 shares and 1,000,000 shares, respectively. These option grants met the employment inducement award exemption provided under Section 303A.08 of the NYSE Listed Company Manual. Of these stock options awarded, 25% of the stock options were subject to time-based vesting and 75% of the stock options were subject to the market-based vesting model described in the following table:

Percentage of Shares Underlying Options That Vest	Per Share Stock Price

First 20%	$3.1548
Next 30%	$4.6466
Next 40%	$6.5114
Final 10%	$7.2246
The Committee annually reviews the equity awards held by our senior executives and other employees and also may consider awards periodically during a year in an effort to retain and motivate employees and to ensure continuing alignment of executive and shareholder interests. Other than the grants made to newly hired executive officers who joined us during 2007, the Committee determined that during 2007 and so far through 2008, no additional grants to executive officers were necessary to achieve our compensation objectives.
We expect to continue to use stock options and other equity awards as part of our compensation program, including market-based vesting options. We expect to make appropriate adjustments in the per share stock price levels and vesting schedules used for additional market-based vesting option grants based on our stock price level.
Stock Option Granting Process. The Committee is responsible for equity grants under our equity compensation plans. The Committee approves and grants all equity awards to our senior executives, employees and advisory board members, with the exception of those grants for which the Committee has delegated authority to the Chief Executive Officer which are described below. Equity grants to directors are generally approved by the Board; however, in those cases where the Board has approved the size and form of recurring annual service grants, the Committee may authorize grants without further Board approval.

Grants may be made at regularly scheduled meetings or at special meetings convened to approve compensation arrangements for newly hired executive officers or for executive officers who have been promoted or are otherwise subject to changes in responsibilities. During 2007, the Committee determined that, as a matter of best practice, recurring grants to directors and advisory board members would be made on the date of Safeguard’s annual meeting of shareholders.
The Committee has delegated to our Chief Executive Officer the authority to make equity grants between regularly scheduled Committee meetings (primarily to new hires and new advisory board members), provided that the aggregate number of shares granted may not exceed 300,000 shares, the maximum number of shares allocated to any one employee may not exceed 125,000 shares and the aggregate number of shares allocated to any one advisory board member may not exceed 5,000 shares. A report is made to the Committee at each of its regularly scheduled meetings regarding any grants that our Chief Executive Officer has approved, following which the aggregate number of shares available is reset to 300,000 shares. The Chief Executive Officer is not authorized to make equity grants to senior executives or directors without prior Committee approval of the specific grant contemplated.
It recently has become our practice to make all employee grants of options, subject to limited exceptions for new hires, on fixed quarterly grant dates. Grants to newly retained consultants or advisors may be made on the later of the date the award is approved or the date of commencement of services. The exercise price for all stock options granted under our equity compensation plans is the average of the high and low trading prices of our common stock as reported on the New York Stock Exchange consolidated tape on the date of grant, which we believe reflects common practice.
Nonqualified Deferred Compensation. Our senior executives may defer compensation under our qualified 401(k) plan (subject to the limits imposed by the Internal Revenue Code) but generally are not eligible to receive matching company contributions under that plan. Our senior executives are eligible to participate in our nonqualified deferred compensation plan, which is an unfunded plan that does not allow deferral of compensation but does allow participants to obtain credits, in the form of Safeguard contributions that are allocated to accounts for the benefit of a participant. We offer this nonqualified deferred compensation plan to selected employees in light of their ineligibility to obtain a company matching contribution under our qualified 401(k) plan. Additional information regarding participation in this plan by named executive officers can be found below under “Executive Compensation—Nonqualified Deferred Compensation — 2007.”
Perquisites (fringes). Contractually, our executives are entitled to a few benefits that are not otherwise available to all of our employees. We do not provide a defined benefit pension arrangement, post-retirement health coverage or similar benefits for our executive officers. The additional perquisites we provided to our executive officers in fiscal 2007 consisted of the following:
•	$10,000 annual car allowance;

•	$8,000 non-accountable annual expense allowance;

•	Universal life insurance coverage ranging from $750,000 to $1,000,000;

•	Up to $5,000 reimbursement annually for medical, vision or dental expenses not covered under our other benefit plans; and

•	Certain relocation expenses and related tax obligations under the terms of negotiated employment agreements.
The Committee believes that these perquisites, which represent a relatively modest portion of each named executive officer’s compensation, are not out of the ordinary for executives of the caliber that we need to be able to attract to Safeguard. These perquisites are taken into consideration by the Committee in determining total compensation payable to the named executive officers. It is the Committee’s stated intention to begin to treat certain of such perquisites as fully discretionary in the case of any new hires to our senior executive ranks.

Severance and Change-in-Control Arrangements
Messrs. Boni, Datin, Loftus, Land and Sisko each have agreements with Safeguard which provide certain benefits in the event of termination of their employment by Safeguard without “cause” or by the officer for “good reason” (as defined in the agreements).
Upon the occurrence of a termination event, each executive will be entitled to those benefits outlined in his agreement with us, which may include a multiple of his then current base salary, payment of his pro rata bonus for the year of termination or a multiple of the greater of his target bonus for the year of termination or the average of his actual bonuses for up to the last three years, accelerated vesting of equity awards and extension of the post-termination exercise period within which some or all of the equity awards held by the executive may be exercised, coverage under our medical, health and life insurance plans for a designated period of time, and outplacement services or office space. See “Potential Payments upon Termination or Change in Control” in this Form 10-K/A for a summary of the specific benefits that each executive will receive upon the occurrence of a termination event.
Unlike “single trigger” change-in-control arrangements that pay out immediately upon a change in control, most of the benefits to which our named executive officers are entitled under their agreements in the event of a “change in control” require a “double trigger,” namely a change in control coupled with a loss of employment or a substantial change in job duties. We believe a “double trigger” provides retention incentives as well as continuity of management in the event of an actual or threatened change in control. However, we note that the acceleration of the vesting of the stock options that were granted to Mr. Boni when he joined Safeguard in 2005 require only a “single trigger” to be effective — that is, only a change in control. This arrangement was specifically negotiated by Mr. Boni as a condition to his agreement to join Safeguard. Since equity represents a significant portion of Mr. Boni’s total compensation, we believe that this “single trigger” can be an important retention device during change-in-control discussions.
Steven J. Feder, our former Senior Vice President and General Counsel, resigned in August 2007. We and Mr. Feder agreed that Mr. Feder’s resignation would be treated as having been for good reason, as defined in his agreement with us, and Mr. Feder received the severance benefits described in that agreement consisting of the following:
•	A payment equal to his pro rata 2007 MIP payout, as of September 30, 2007, of $135,000, plus one and one-half times his base salary of $340,000, for an aggregate payment of $645,000;

•	Coverage under our medical, health and life insurance plans for 12 months;

•	$15,000 for outplacement services; and

•	Full vesting of all time-vested stock options (which will remain exercisable for 36 months) and a 12-month period within which to exercise vested market-based stock options.
Deductibility of Executive Compensation
The Committee considers the potential impact of Section 162(m) of the Internal Revenue Code in structuring executive compensation. Section 162(m) disallows a tax deduction for any publicly held corporation for certain executive compensation exceeding $1,000,000 per person in any taxable year unless it is “performance based” within the meaning of Section 162(m). We believe the stock options awarded under our equity compensation plans are in compliance with the provisions of Section 162(m). The portion of cash compensation paid to Mr. Boni for 2007 in excess of $1,000,000 was not “performance-based” compensation within the meaning of Section 162(m) and, therefore, was not deductible by Safeguard. We believe that providing an appropriate level of cash compensation and maintaining flexibility in determining compensation may be more important than preserving this tax deduction. Therefore, the Committee does not currently plan to take any action to qualify any of our cash incentive compensation plans under Section 162(m).

Stock Ownership Guidelines
Our Board established stock ownership guidelines, effective December 31, 2005, that are designed to closely align the long-term interests of our executive officers with the long-term interests of our shareholders. The guidelines provide that each executive officer should attain an equity position in our common stock equal to two times annual base salary. The ownership level should be achieved (i) within five years of December 31, 2005 for executive officers who were employed on that date or (ii) for individuals who were not employees on December 31, 2005, by the end of the fifth full calendar year following the year in which the executive officer was hired. The Nominating & Corporate Governance Committee monitors compliance as of the end of each calendar year. Shares counted toward these guidelines include:
•	Shares beneficially owned by the executive officer;

•	Vested shares of restricted stock;

•	Vested deferred stock units that have been credited to the executive officer; and

•	Shares underlying vested, in-the-money options.
Based on information they have provided to us, our named executive officers are working toward meeting the guidelines within the prescribed time frame.
Prohibition on Speculation in Safeguard Stock
Our company policy on securities trading by company personnel prohibits our named executive officers, directors and other employees from engaging in activities with regard to our stock that can be considered as speculative, including but not limited to, short selling (profiting if the market price of our securities decreases); buying or selling publicly traded options (e.g., a put option, which is an option or right to sell stock at a specific price prior to a specified date, or a call option, which is an option or right to buy stock at a specific price prior to a specified date); and hedging or any other type of derivative arrangement that has a similar economic effect. Our executive officers and directors are also prohibited from pledging, directly or indirectly, our common stock or the stock of any of our partner companies, as collateral for indebtedness.
COMPENSATION COMMITTEE REPORT
We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K and the Company’s proxy statement.
Members of the Compensation Committee:
Julie A. Dobson, Chair           George D. McClelland           John J. Roberts

EXECUTIVE COMPENSATION
Summary Compensation Table — Fiscal Years Ended December 31, 2007 and 2006
The table below is a summary of total compensation paid to or earned by our named executive officers for the fiscal years ended December 31, 2007 and 2006.

							Change in
							Pension Value
						Non-Equity	and
						Incentive	Nonqualified
						Plan	Deferred
				Stock		Compen-	Compensation	All Other
Name and		Salary	Bonus	Awards	Option Awards	sation	Earnings	Compensation	Total
Principal Position	Year	($)	($)(1)	($)(2)	($)(2)	($)(3)	($)(4)	($)(5)	($)

Peter J. Boni	2007	650,000	—	—	710,745	455,000	267	116,049	1,932,061
President and Chief	2006	600,000	—	—	1,185,249	684,000	—	248,935	2,718,814
Executive Officer

Raymond J. Land (6)	2007	182,292	109,375	—	292,344	—	—	32,367	616,378
Senior Vice President and Chief Financial Officer

James A. Datin	2007	390,000	—	—	435,321	273,000	267	47,441	1,146,029
Executive Vice President	2006	375,000	—	—	713,813	382,500	—	44,989	1,516,302
and Managing Director,
Life Sciences

John A. Loftus	2007	390,000	—	33,330	448,866	273,000	3,667	42,919	1,191,782
Executive Vice President	2006	275,000	275,000	1,461	745,102	308,000	7,684	43,279	1,655,526
and Managing Director,
Technology

Brian J. Sisko (6)	2007	126,410	91,096	—	148,345	—	—	6,238	372,089
Senior Vice President and
General Counsel

Steven J. Feder (7)	2007	231,461	—	—	260,453	—	272	700,552	1,192,738
Former Senior Vice	2006	325,000	25,000	—	300,142	185,500	—	45,783	881,425
President and
General Counsel

Stephen Zarrilli (8)	2007	327,500	—	—	44,563	—	—	—	372,063
Former Acting Senior Vice	2006	15,000	—	—	25,577	—	—	—	40,577
President, Acting Chief
Administrative Officer
and Acting Chief
Financial Officer

(1)	For 2007, the amounts reported for Messrs. Land and Sisko represent amounts paid to each of Messrs. Land and Sisko upon their respective hires in lieu of payments under Safeguard’s 2007 management incentive plan (100% of such payments, net of taxes, was required to be used by each of them to purchase Safeguard common stock in orderly open market purchases in accordance with our insider trading procedures). Amounts earned by Messrs. Boni, Datin and Loftus under our 2007 Management Incentive Plan are reported under “Non-Equity Incentive Plan Compensation.”

(2)	These amounts do not represent compensation actually received. Rather, these amounts represent the aggregate expense we recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 for restricted stock awards and stock options granted during and prior to 2007, in accordance with FAS 123(R). In accordance with SEC rules, the amounts shown exclude the effect of estimated forfeitures related to service-based vesting conditions other than forfeitures that actually occurred during 2007. In August 2007, Mr. Feder forfeited 359,410 stock options that were subject to market-based vesting upon his termination of employment. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years indicated:

	2007	2006	2005	2004	2003

Service-Based Awards:
Dividend yield	0%	0%	0%	0%	0%
Expected volatility	61%	69%	84%	86%	95%
Average expected option life	5 years	5 years	5 years	5 years	5 years
Risk-free interest rate	4.5%	4.7%	4.4%	3.6%	3.0%

Market-Based Awards:
Dividend yield	0%	0%	0%	N/A	N/A
Expected volatility	55%	62%	67%	N/A	N/A
Average expected option life	5 - 7 years	5 - 7 years	5 - 7 years	N/A	N/A
Risk-free interest rate	5.0%	4.8%	4.3%	N/A	N/A
For information regarding the grant date fair value of awards granted in 2007, see the “Grants of Plan-Based Awards-2007” below.

(3)	For 2007, the amounts reported in this column represent payments made in April 2008 for awards earned under our 2007 Management Incentive Plan, which is described in detail under “Compensation Discussion and Analysis—2007 Compensation Program.”

(4)	For 2007, the amounts reported in this column represent the earnings on account balances under our nonqualified deferred compensation plan; these amounts also are reported below under “Nonqualified Deferred Compensation — 2007.”

(5)	For 2007, All Other Compensation included the following amounts:

		Nonqualified		Group Life
	Perquisites	Deferred	Life	Insurance
	and Personal	Compensation	Insurance	Imputed	Severance
Name	Benefits	Plan	Premiums	Income	Benefits

Peter J. Boni	$65,101	$16,875	$30,509	$3,564	—
Raymond J. Land	6,956	16,875	7,265	1,271	—
James A. Datin	23,000	16,875	6,930	636	—
John A. Loftus	19,383	16,875	6,032	629	—
Brian J. Sisko	4,187	—	1,855	196	—
Steven J. Feder	19,327	16,529	4,465	231	$660,000
The perquisites and personal benefits include a $10,000 car allowance (prorated for individuals employed for less than the full year), an $8,000 non-accountable annual expense allowance (for Messrs. Boni, Datin, Loftus and Feder), and reimbursement of up to $5,000 for medical, vision or dental expenses not covered under our other benefit plans. The amount reported for Mr. Boni also includes $25,425 for reimbursement of relocation expenses and $16,676 for reimbursement of tax obligations to respect to such relocation reimbursement. Our executive officers also have occasional personal use of tickets to various sporting events at no incremental cost to us and are eligible to receive matching charitable contributions under our program, which is available to all employees, subject to a maximum of $1,000 in matching contributions for each individual for each calendar year.

The severance benefits reported for Mr. Feder represent the following lump sum payments that he received under his agreements with us dated November 17, 2004 and August 16, 2007: $510,000, representing one and one-half times his salary; $135,000, representing an amount equal to his prorated 2007 MIP payout as of September 30, 2007; and $15,000 for outplacement fees. For further information, see “Compensation Discussion and Analysis—Severance and Change-in-Control Arrangements.”

(6)	Messrs. Land and Sisko joined Safeguard in June 2007 and August 2007, respectively.

(7)	Mr. Feder resigned in August 2007.

(8)	Mr. Zarrilli served as our Acting Senior Vice President, Acting Chief Administrative Officer and Acting Chief Financial Officer from December 2006 until mid-June 2007 and for a 30-day transition period following Mr. Land’s commencement of employment. Mr. Zarrilli was not covered under our health, welfare and other employee benefit plans (with the exception of the stock option granted to him in December 2006 under his consulting agreement with us) and was not entitled to any compensation upon his termination of service other than amounts earned during his term of service under the terms of his consulting agreement with us.
Each of our named executive officers has an employment agreement with us that sets his initial base salary and initial annual cash incentive target award. The initial base salary and initial annual cash incentive target award for each named executive officer were as follows: Mr. Boni ($600,000 salary; $600,000 target award); Mr. Land ($325,000 salary; $195,000 target award); Mr. Datin ($375,000 salary; $375,000 target award); Mr. Loftus ($250,000 salary; $150,000 target award); and Mr. Sisko ($340,000 salary; $250,000 target award). Base salaries and annual cash incentive target awards, which are reviewed by the Compensation Committee each year, currently exceed these contractual amounts for Messrs. Boni, Datin and Loftus. The primary focus of these agreements is to provide our executive officers with severance benefits in the event of a termination of employment involuntarily, for good reason or upon a change in control, as described below under “Potential Payments upon Termination or Change in Control.” The components of compensation reported in the Summary Compensation Table, including an explanation of the amount of salary and cash incentive compensation in proportion to total compensation, are described in detail under “Compensation Discussion and Analysis.”

Grants of Plan-Based Awards — 2007
The following table shows non-equity incentive plan awards and option awards granted during 2007 to our named executive officers. There were no stock awards granted to our named executive officers during 2007.

					All Other	All Other
					Stock	Option			Grant
					Awards:	Awards:	Exercise		Date Fair
		Estimated Possible Payouts Under			Number of	Number of	or Base		Value of
		Non-Equity Incentive Plan Awards			Shares of	Securities	Price of	Market	Stock and
		(1)			Stock or	Underlying	Option	Price on	Option
	Grant	Threshold	Target	Maximum	Units	Options	Awards	Grant Date	Awards
Name	Date	($)	($)	($)	(#)	(#)(2)	($/Sh)	($/Sh)(3)	($)(4)

Peter J. Boni	4/24/07	—	650,000	975,000	—	—	—	—	—

Raymond J. Land	6/11/07	—	109,375	—	—	—	—	—	—
	6/11/07	—	—	—	—	375,000	$2.620	$2.640	560,513
	6/11/07	—	—	—	—	1,125,000	$2.620	$2.640	1,651,462

James A. Datin	4/24/07	—	390,000	585,000	—	—	—	—	—

John A. Loftus	4/24/07	—	390,000	585,000	—	—	—	—	—

Brian J. Sisko	8/20/07	—	91,096	—	—	—	—	—	—
	8/20/07	—	—	—	—	250,000	$2.106	$2.090	284,175
	8/20/07	—	—	—	—	750,000	$2.106	$2.090	921,359

Steven J. Feder	4/24/07	—	250,000	375,000	—	—	—	—	—

Stephen Zarrilli	—	—	—	—	—	—	—	—	—

(1)	These awards were made under the 2007 Management Incentive Plan (or, in the case of Messrs. Land and Sisko, payments made upon hire in lieu of participation in the 2007 Management Incentive Plan). There were no mandatory minimum awards payable under the 2007 Management Incentive Plan and the maximum awards payable were 150% of the target amounts. The amounts in the table represent payouts that might have been achieved based on performance at target or maximum performance levels. The amounts actually paid under this plan for 2007 to Messrs. Boni, Datin and Loftus have been reported in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.” The amount actually paid under this plan for 2007 to Mr. Feder is included in the severance benefits paid to him, which are reported in the Summary Compensation Table under “All Other Compensation.” For further information, see “Compensation Discussion and Analysis—2007 Compensation Program.”

(2)	The 375,000 options awarded to Mr. Land and the 250,000 options awarded to Mr. Sisko vest as to 25% of the underlying shares on the first anniversary date of the grant date and as to the remaining 75% of the underlying shares in 36 equal monthly installments thereafter. The 1,125,000 options awarded to Mr. Land and the 750,000 options granted to Mr. Sisko are subject to market-based vesting and vest upon the achievement of the following per share stock price levels (based on the average closing price of a share of our common stock as reported on the New York Stock Exchange consolidated tape for 20 consecutive trading days):

Percentage of Shares Underlying Options That Vest	Per Share Stock Price

First 20%	$3.1548
Next 30%	$4.6466
Next 40%	$6.5114
Final 10%	$7.2246

In addition to vesting upon the achievement of a specified per share stock price level, the shares underlying the options may vest on a pro rata basis on each six-month anniversary of the grant date if the per share stock price is between the designated levels (based on the highest average closing price of a share of our common stock as reported on the New York Stock Exchange consolidated tape for 20 consecutive trading days during each six-month period).

The options have an eight-year term. The options subject to time-based vesting will vest fully upon an individual’s death, permanent disability, retirement on or after his 65th birthday, or termination of employment without cause or for good reason (as defined in each individual’s employment agreement with us). All options subject to time-based vesting and market-based vesting will vest fully upon an individual’s termination of employment without cause or for good reason within 18 months following a change in control.

(3)	The market price reported in this column is the closing price of Safeguard common stock as reported on the New York Stock Exchange consolidated tape on the grant date. Under the terms of Safeguard’s equity compensation plans, the exercise price of an option is determined based upon the average of the high and low trading prices of Safeguard’s common stock as reported on the New York Stock Exchange consolidated tape on the grant date.

(4)	The amounts in this column represent the grant date fair value of the awards computed in accordance with FAS 123(R). For a discussion of the valuation assumptions, see footnote 2 to the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End — 2007
The following table shows the equity awards we have made to our named executive officers that were outstanding at December 31, 2007.

	Option Awards
			Equity
			Incentive Plan
			Awards:			Stock Awards
	Number of		Number of			Number of
	Securities	Number of	Securities			Shares or	Market Value
	Underlying	Securities	Underlying			Units of	of Shares or
	Unexercised	Underlying	Unexercised	Option		Stock That	Units of Stock
	Options	Unexercised Options	Unearned	Exercise	Option	Have Not	That Have
	(#)(1)	(#)(1)(2)	Options	Price	Expiration	Vested	Not Vested
Name	Exercisable	Unexercisable	(#)(2)(3)	($)	Date	(#)(2)(4)	($)(5)

Peter J. Boni	583,333	416,667	—	1.2750	08/16/13	—	—
	861,245 (3)	—	2,138,755	1.2750	08/16/13	—	—

Raymond J. Land	375,000	—	—	2.6200	06/11/15	—	—
	12,893	—	1,112,107	2.6200	06/11/15	—	—

James A. Datin	281,250	218,750	—	1.5600	09/07/13	—	—
	430,622 (3)	—	1,069,378	1.5600	09/07/13	—	—

John A. Loftus	115,000	—	—	2.1700	05/13/10	28,551	51,392
	25,000	—	—	1.6850	12/18/10	—	—
	100,000	—	—	3.5600	12/19/11	—	—
	168,750	56,250	—	2.1250	12/15/12	—	—
	427,122 (3)	—	1,069,378	1.5550	09/13/13	—	—

Brian J. Sisko	250,000	—	—	2.1060	08/20/15	—	—
	—	—	750,000	2.1060	08/20/15	—	—

Steven J. Feder (6)	300,000	—	—	1.7800	08/19/10	—	—
	200,000	—	—	1.3800	08/19/10	—	—
	140,590 (3)	—	—	1.3800	08/19/08	—	—

Stephen Zarrilli	150,000 (7)	—	—	2.3350	06/11/10	—	—

(1)	Unless otherwise identified by footnote, options subject to time-based vesting vest as to 25% of the underlying shares on the first anniversary date of the grant date and in 36 equal installments on the same date of each month thereafter. The vesting dates for each option are listed in the table below by expiration date:

Expiration Date	Initial Vest Date	Subsequent Monthly Vest Dates

05/13/10	05/13/03	06/13/03 through 05/13/06
12/18/10	12/18/03	01/18/04 through 12/18/06
12/19/11	12/19/04	01/19/05 through 12/19/07
12/15/12	12/15/05	01/15/06 through 12/15/08
08/16/13	08/16/06	09/16/06 through 08/16/09
09/07/13	09/07/06	10/07/06 through 09/07/09
09/13/13	09/13/06	10/13/06 through 09/13/09
06/11/15	06/11/08	07/11/08 through 06/11/11
08/20/15	08/20/08	09/20/08 through 08/20/11

(2)	Vesting of equity awards may be accelerated upon death, permanent disability, retirement on or after 65th birthday, termination of employment for good reason or without cause, or termination of employment in connection with a change in control, and, in the case of Mr. Boni’s equity awards, upon the occurrence of a change in control. Further information regarding the equity awards that are subject to acceleration of vesting in each circumstance can be found below under “Potential Payments upon Termination or Change in Control.”

(3)	These options are market-based vesting options and vest only upon the achievement of improvement in Safeguard’s stock price. Achievement is measured based on the average daily closing price of Safeguard common stock as reported on the New York Stock Exchange composite tape for 20 consecutive trading days. The following table shows the per share stock prices at which portions of the shares underlying the market-based vesting options held by Messrs. Boni, Datin and Loftus vest:

Percentage of Shares Underlying Options that Vest	Per Share Stock Price

First 10%	$2.0359
Additional 20%	3.1548
Additional 30%	4.6466
Remaining 40%	6.5114
The following table shows the per share stock prices at which portions of the shares underlying the market-based vesting options held by Messrs. Land and Sisko vest:

Percentage of Shares Underlying Options that Vest	Per Share Stock Price

First 20%	$3.1548
Next 30%	4.6466
Next 40%	6.5114
Final 10%	7.2246
In addition to vesting upon the achievement of a specified per share stock price, the shares underlying the options may vest on a pro rata basis on each six-month anniversary of the grant date if the per share stock price is between the designated stock prices (based on the highest average closing price of a share of our common stock as reported on the New York Stock Exchange consolidated tape for 20 consecutive trading days during each six-month period).

(4)	Mr. Loftus’ stock award vests as to 50% of the shares on each of December 15, 2008 and December 15, 2009.

(5)	Under SEC rules, the value is calculated based on the year-end closing stock price of $1.80 per share, as reported on the New York Stock Exchange consolidated tape, multiplied by the number of shares that have not vested.

(6)	Under the terms of Mr. Feder’s agreements with Safeguard, upon his separation from our employment in August 2007:
•	He forfeited options to purchase 359,410 shares that were subject to market-based vesting; and

•	We accelerated the vesting of options to purchase 206,250 shares that were subject to time-based vesting.
(7)	Mr. Zarrilli’s option vested as to 30,000 underlying shares on March 27, 2007; 15,000 underlying shares on the first day of each of April 1, May 1, June 1 and July 1, 2007; and 75,000 underlying shares on July 11, 2007.

Option Exercises and Stock Vested – 2007
The following table shows stock options exercised by the named executive officers during 2007 and restricted stock awards that vested during 2007.

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value Realized	Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)(1)	(#)	($)(2)

Peter J. Boni	—	—	—	—
Raymond J. Land	—	—	—	—
James A. Datin	—	—	—	—
John A. Loftus	3,500	4,358	14,276	25,411
Brian J. Sisko	—	—	—	—
Steven J. Feder	—	—	—	—
Stephen Zarrilli	—	—	—	—

(1)	The value realized on exercise is determined by multiplying the number of shares acquired on exercise by the difference between the average of the high and low trading prices of Safeguard common stock, as reported on the New York Stock Exchange consolidated tape, on the exercise date and the exercise price.

(2)	The value realized on vesting is determined by multiplying the number of shares vested by the average of the high and low trading prices of Safeguard’s common stock, as reported on the New York Stock Exchange consolidated tape, on each vesting date.
Nonqualified Deferred Compensation – 2007
In 2003, Safeguard adopted the Executive Deferred Compensation Plan, which is a nonqualified, unfunded plan that provides for a designated group of employees to obtain credits in the form of Safeguard contributions that are allocated to accounts for the benefit of each participant. Participants may not defer compensation under the plan.
Contributions by Safeguard are discretionary and may vary from year to year. For 2007, we credited each eligible participant’s account with an amount equal to 4% of up to $225,000 of the participant’s 2007 salary and bonus (which amount was fully vested) and 3.5% of up to $225,000 of the participant’s 2007 base salary (which amount vests 20% for each year of service in which the participant has attained 1,000 hours of service).
Lump sum distributions of the vested balance in a named executive officer’s account are made following termination of employment as follows:
•	Amounts that were earned and vested at December 31, 2005, are distributed within 30 business days following termination; and
•	The remaining amount is distributed six months following termination.
A committee appointed by Safeguard’s Board selects the funds or indices that are used for purposes of calculating the earnings that are credited to each participant’s account based on a notional investment in the selected funds or indices. Since the plan’s inception, we have calculated earnings based on the performance of the notional investment in the Principal Investors Fund, Inc. Large-Cap S&P 500 Index Fund (PLFPX), which is one of the investment choices available to participants in Safeguard’s 401(k) plan. The committee, in its discretion, may replace this fund and add new funds.
The following table shows contributions and earnings for 2007 and account balances at December 31, 2007 for the named executive officers. There were no withdrawals or distributions by the named executive officers during 2007.

	Registrant
	Contributions in	Aggregate Earnings	Aggregate Withdrawals/	Aggregate Balance
	Last Fiscal Year	in Last Fiscal Year	Distributions	at Last Fiscal Year End
Name	($)(1)	($)(1)	($)	($)(2)(3)

Peter J. Boni	16,875	267	—	33,642
Raymond J. Land	—	—	—	—
James A. Datin	16,875	267	—	33,642
John A. Loftus	16,875	3,667	—	93,868
Brian J. Sisko	—	—	—	—
Steven J. Feder	16,529	272	—	33,301
Stephen Zarrilli	—	—	—	—

(1)	Contributions are included in the Summary Compensation Table under “All Other Compensation.” Earnings in the last fiscal year are included in the Summary Compensation Table under “Change in Pension Value and Nonqualified Deferred Compensation Earnings.”

(2)	The balance in each named executive officer’s account consists of contributions credited by us and notional accrued gains or losses. In prior years, the amounts credited by us under this plan for the benefit of executive officers were reported in our proxy statement as compensation in the Summary Compensation Table.

(3)	At December 31, 2007, Mr. Loftus was fully vested, and Messrs. Boni, Datin and Feder had vested account balances of $24,157, $24,157 and $27,116, respectively. Mr. Feder’s vested account balance was distributed to him in 2008.
Potential Payments upon Termination or Change in Control
Messrs. Boni, Land, Datin, Loftus and Sisko each have agreements with us which provide certain benefits upon termination of employment without cause or for good reason, either involuntarily or in connection with a change in control. Under these agreements, the following definitions apply:

Cause	à	Violation of any of our written policies; appropriation of a material business opportunity of our company; misappropriation of company assets; conviction of a felony or any other crime with respect to which imprisonment is a possible punishment; or breach of any material term of the executive’s employment agreement or any other agreement with, or duty owed to, us or any of our partner companies.

Good Reason	à	A material diminution, without the executive’s consent, in the nature or status of the executive’s position, title, reporting relationship, duties, responsibilities or authority; a reduction of the executive’s base salary or target bonus opportunity; a material breach by us of the executive’s agreement; the relocation of our principal office by more than 30 miles; or an executive’s assignment, without his consent, to be based anywhere other than our principal office.

Change in Control	à	A change in control generally occurs when:
•	A person becomes the beneficial owner of securities having 50% or more of the combined voting power of our securities;

•	Less than a majority of our Board consists of continuing directors (which means a director who either is a member of the Board as of the effective date of the change in control or is nominated or appointed to serve as a director by a majority of the then continuing directors);

•	We are subject to a merger or other business combination transaction as a result of which holders of a majority of our equity securities do not own a majority of the equity securities of the surviving company;

•	We sell all or substantially all of our assets or are liquidated.

Mr. Zarrilli was not covered under our health, welfare and other employee benefit plans and received no compensation upon his termination of service other than amounts earned during his term of service under the terms of his consulting agreement with us.
Payments Made upon Involuntary Termination of Employment without Cause or for Good Reason
Messrs. Boni, Land, Datin, Loftus and Sisko will receive the following benefits upon involuntary termination of employment without cause or for good reason:
•	Messrs. Boni and Datin:
o	A lump sum payment equal to 12 months of the executive’s then current base salary and the greater of the executive’s target bonus (not less than 100% of current base salary) for the year of termination or the average of the executive’s actual bonuses for the last three completed fiscal years;

o	All vested stock options will remain exercisable for 12 months; and

o	12 months’ continued coverage under our medical, health and life insurance plans.
•	Messrs. Land, Loftus and Sisko:
o	A lump sum payment equal to the executive’s prorated bonus for the year of termination and 1.5 times the executive’s then current base salary;

o	All time-vested stock options will fully vest and remain exercisable for 36 months and vested market-based stock options will remain exercisable for 12 months;

o	12 months’ continued coverage under our medical, health and life insurance plans; and

o	Up to $20,000 for outplacement services or office space.
Payments Made upon a Change in Control or Involuntary Termination of Employment without Cause or for Good Reason in Connection with a Change in Control
Upon a change in control, the stock options held by Mr. Boni that have not otherwise vested will become fully vested. Our named executive officers will not be entitled to any other payments or benefits (except those that are provided on a non-discriminatory basis to our employees generally upon termination of employment) unless the change in control is coupled with a loss of employment or a substantial change in job duties as described below.
Upon involuntary termination of employment without cause or for good reason within six months before or 12 months following a change in control (for Messrs. Boni and Datin) or within 18 months following a change in control (for Messrs. Land, Loftus and Sisko), Messrs. Boni, Land, Datin, Loftus and Sisko will receive the following benefits:
•	Messrs. Boni and Datin:
o	A lump sum payment equal to a multiple of the executive’s then current base salary and a multiple of the greater of the executive’s target bonus (not less than 100% of current base salary) for the year of termination or the average of the executive’s actual bonuses for the last three completed fiscal years (the multiple is three times for Mr. Boni and two times for Mr. Datin);

o	All stock options that have not otherwise vested will fully vest and will remain exercisable for three years for Mr. Boni and two years for Mr. Datin; and

o	Continued coverage under our medical, health and life insurance plans for three years for Mr. Boni and two years for Mr. Datin.
•	Messrs. Land, Loftus and Sisko:
o	A lump sum payment equal to the executive’s prorated bonus for the year of termination and 1.5 times the executive’s then current base salary;

o	All time-vested stock options will fully vest and remain exercisable for 36 months, all market-based stock options that have not otherwise vested will vest and remain exercisable for 24 months and restricted stock awards held by Mr. Loftus will fully vest;

o	12 months’ continued coverage under our medical, health and life insurance plans; and

o	Up to $20,000 for outplacement services or office space.

Other Payments Made upon Termination of Employment
Regardless of the manner in which a named executive officer’s employment terminates, he also generally will receive payments and benefits that are provided on a non-discriminatory basis to our employees upon termination of employment, including the following:
•	Amounts earned during his term of employment;
•	Accrued unused vacation pay;
•	Amounts contributed by us for the year of termination under our 401(k) plan or nonqualified deferred compensation plan (if he has completed the required hours of service, if any, and is an employee on the date as of which we make a contribution);
•	Distribution of accrued and vested plan balances under our 401(k) plan and nonqualified deferred compensation plan;
•	Reimbursement of eligible dental expenses for services incurred prior to termination;
•	Upon his death, disability or retirement on or after his 65th birthday, accelerated vesting of stock options subject to time-based vesting and restricted stock awards that have not otherwise vested and extension of the post-termination exercise period for all stock options from 90 days to 12 months; and
•	Upon his death or disability, payment of benefits under our other broad-based employee benefit programs, including short-term and long-term disability plans, life insurance program, accidental death and dismemberment plan and business travel insurance plan, as applicable.
The following table shows the potential incremental payments and benefits which the named executive officers would be entitled to receive upon termination of employment in each situation listed in the table below under their respective agreements and our broad-based employee benefit programs. The amounts shown do not include certain payments and benefits available generally to salaried employees upon termination of employment, such as distributions from our 401(k) and deferred compensation plans. The amounts shown in the table are based on an assumed termination as of December 31, 2007 and represent estimates of the maximum incremental amounts and benefits that would be paid to each executive upon his termination which we have calculated: (i) by multiplying the 2007 annualized base salary for each named executive officer by the multiplier in each scenario that is specified in each such executive’s agreement with us; (ii) for Messrs. Boni and Datin, by multiplying their respective 2007 target incentive awards by the multiplier in each scenario that is specified in their respective agreements with us; (iii) for Messrs. Land, Loftus and Sisko, by assuming they would be entitled to their respective full-year 2007 annualized target incentive award; and (iv) by using our 2008 premium costs for calculating the value of the health and welfare benefits. With the exception of Mr. Feder, whose employment was terminated in August 2007, the actual amounts to be paid would depend on the time and circumstances of an executive’s separation from Safeguard. For Mr. Feder, the amounts included in the Summary Compensation Table under “All Other Compensation” and the amounts shown in the table below reflect the actual severance benefits that he received or will receive (with the exception of the medical and welfare benefits which are estimated based on our current premium costs).

			Life Insurance
	Salary	Accrued	Proceeds or	Health and	Acceleration	Total
	and	Vacation	Disability	Welfare	of Equity	Termination
	Bonus	Pay	Income	Benefits	Awards	Benefits
Current	($)	($)	($)	($)	($)(1)	($)

Peter J. Boni
· Normal Retirement (65+)	—	8,125	—	—	218,750	226,875
· Permanent disability	—	8,125	1,029,800	—	218,750	1,256,675
· Death	—	8,125	1,500,000	—	218,750	1,726,875
· Involuntary termination without cause or for good reason	1,300,000	8,125	—	51,830	—	1,359,955
· Change in control	—	—	—	—	1,341,597	1,341,597
· Change-in-control termination, involuntarily or for good reason	3,900,000	8,125	—	155,491	1,341,597	5,405,213

Raymond J. Land
· Normal Retirement (65+)	—	230	—	—	—	230
· Permanent disability	—	230	476,667	—	—	476,897
· Death	—	230	1,075,000	—	—	1,075,230
· Involuntary termination without cause or for good reason	682,500	230	—	59,554	—	742,284
· Change-in-control termination, involuntarily or for good reason	682,500	230	—	59,554	—	742,284

James A. Datin
· Normal Retirement (65+)	—	4,875	—	—	52,500	57,375
· Permanent disability	—	4,875	4,727,450	—	52,500	4,784,825
· Death	—	4.875	1,140,000	—	52,500	1,197,375
· Involuntary termination without cause or for good reason	780,000	4,875	—	29,341	—	814,216
· Change-in-control termination, involuntarily or for good reason	1,560,000	4,875	—	58,683	309,151	1,932,709

John A. Loftus
· Normal Retirement (65+)	—	—	—	—	51,392	51,392
· Permanent disability	—	—	4,452,500	—	51,392	4,503,892
· Death	—	—	1,140,000	—	51,392	1,191,392
· Involuntary termination without cause or for good reason	975,000	—	—	48,443	51,392	1,074,835
· Change-in-control termination, involuntarily or for good reason	975,000	—	—	48,443	313,389	1,336,832

Brian J. Sisko
· Normal Retirement (65+)	—	4,250	—	—	—	4,250
· Permanent disability	—	4,250	3,698,067	—	—	3,702,317
· Death	—	4,250	1,090,000	—	—	1,094,250
· Involuntary termination without cause or for good reason	760,000	4,250	—	48,223	—	812,473
· Change-in-control termination, involuntarily or for good reason	760,000	4,250	—	48,223	—	812,473

Former
Steve J. Feder
· Termination for good reason	645,000	16,346	—	43,199	215,065	919,610

(1)	With the exception of Mr. Feder, for whom he have shown the actual expense relating to the acceleration of his equity awards upon his termination of employment in August 2007, the values in this column were calculated based on (i) the number of shares underlying stock options for which vesting would have been accelerated as of December 31, 2007 in each scenario, multiplied by the difference between our year-end closing stock price of $1.80 per share, as reported on the New York Stock Exchange consolidated tape, and the exercise price of stock options for which vesting would have been accelerated, plus (ii) the number of restricted stock awards for which vesting would have been accelerated as of December 31, 2007 in each scenario, multiplied by our year-end closing stock price of $1.80 per share.

DIRECTOR COMPENSATION
During 2007, each of our non-employee directors was compensated for his or her service as a director as shown in the table below:

Compensation Item	Amount

Annual Board Retainers:
Chairman of the Board	$50,000
Other Directors	35,000
Additional Annual Chairperson Retainers:
Audit Committee	15,000
Compensation Committee	7,500
Nominating & Corporate Governance Committee	5,000
Meeting Attendance Fees:
Board	2,000
Committee	1,500
We also reimburse our directors for expenses they incur to attend our Board and Committee meetings and to attend a director’s continuing education program during each calendar year.
Each director who is not an employee of Safeguard receives an initial option grant to purchase 50,000 shares of Safeguard common stock upon initial election to the Board. Since 2005, each non-employee director also has received an annual service option grant to purchase 25,000 shares. Historically, recurring grants to directors generally have been made in December of each year. Beginning in 2007, the Compensation Committee determined that, as a matter of best practice, the annual service option grants to directors would be awarded on the date of Safeguard’s annual meeting of shareholders. Directors’ options have an eight-year term. Initial option grants vest as to 25% of the underlying shares on each of the first four anniversaries of the grant date. Annual service option grants fully vest on the first anniversary of the grant date. The exercise price is equal to the fair market value of a share of our common stock on the grant date. On May 24, 2007, each non-employee director received an annual service option grant to purchase 25,000 shares at an exercise price of $2.64 per share. Upon his appointment to the Board, on July 25, 2007, Dr. Rosenthal received an initial option grant to purchase 50,000 shares at an exercise price of $2.44 per share. For the Board service year beginning with our 2008 annual meeting of shareholders, in addition to our non-employee directors’ annual service option grant, each non-employee director also will receive 12,500 deferred stock units annually. The deferred stock unit grants will fully vest on the first anniversary of the grant date. The deferred stock units are payable, on a one-for-one basis, in shares of Safeguard common stock following an individual’s termination of service on the Safeguard Board.
Safeguard maintains a Group Deferred Stock Unit Program for Directors (“Directors’ DSU Program”) which allows each director, at his or her election, to receive deferred stock units in lieu of retainer and meeting fees paid to directors (“Directors’ Fees”). The deferral election applies to Directors’ Fees to be received for the calendar year following the year in which the election is made and remains in effect for each subsequent year unless the director elects otherwise by the end of the calendar year prior to the year in which the services are rendered. The number of deferred stock units awarded is determined by dividing the Directors’ Fees by the fair market value of Safeguard’s stock on the date on which the director would have otherwise received the Directors’ Fees. Each director also receives a number of matching share units, based on the same fair market value calculation, equal to 25% of the Directors’ Fees deferred. A director is always fully vested in Directors’ Fees deferred; the matching share units vest fully on the first anniversary of the date the matching share units are credited to the director’s account. Each deferred stock unit entitles the director to receive one share of Safeguard common stock on or about the first anniversary of the date upon which the director leaves the Safeguard Board. A director also may elect to receive the stock in annual installments over a period of up to five years after leaving the Board.

The following table provides information on compensation earned during 2007 by each non-employee director who served on our Board at any time during 2007:

	Fees Earned or	Stock	Option	All Other
	Paid in Cash	Awards	Awards	Compensation	Total
Name	($)(1)	($)(2)(3)(5)	($)(3)(4)(5)	($)(6)	($)(7)

Michael J. Cody	64,000	—	72,054	1,250	137,304
Julie A. Dobson	77,500	1,663	57,198	—	136,361
Robert E. Keith, Jr.	73,000	16,999	37,653	—	127,652
Andrew E. Lietz	66,000	—	42,853	—	108,853
George MacKenzie	80,500	—	57,198	—	137,698
George D. McClelland	74,500	5,730	70,632	1,250	152,112
Jack L. Messman	65,000	—	37,653	1,250	103,903
John W. Poduska, Sr.	65,500	—	37,653	1,250	104,403
John J. Roberts	72,500	51	57,198	—	129,749
Robert J. Rosenthal (8)	28,717	—	7,152	—	35,869

(1)	Ms. Dobson deferred payment of 25%, and Messrs. Keith and McClelland each deferred payment of 100%, of Directors’ Fees they earned for services provided during 2007. Ms. Dobson, Mr. Keith and Mr. McClelland each received deferred stock units in lieu of Directors’ Fees that they deferred and matching deferred stock units equal to 25% of the Directors’ Fees that they deferred. Directors who defer fees and receive deferred stock units are essentially investing in common stock equivalents that are initially valued based on the current market value of our common stock on the date of issuance. As a result, the value of their deferred stock units fluctuates with the market value of our common stock.

(2)	These amounts do not represent compensation actually received. Rather, these amounts represent the aggregate expense we recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 for matching deferred stock units awarded during and prior to 2007, in accordance with Statement of Financial Accounting Standards No. 123 (revised), which we refer to as “FAS 123(R).” In accordance with SEC rules, the amounts shown exclude the effect of estimated forfeitures related to service-based vesting conditions. The fair value of the matching deferred stock units is determined by multiplying the number of shares underlying the matching deferred stock units by the average of the high and low trading prices of Safeguard’s common stock, as reported on the New York Stock Exchange consolidated tape, on the grant date. The grant date fair values of the matching deferred stock units issued to Ms. Dobson and Messrs. Keith and McClelland during 2007 were $3,522, $16,999 and $12,687, respectively. A portion of the matching deferred stock units issued to Mr. Keith during 2007 related to fees deferred by him that were earned during the fourth quarter of 2006. These were the only matching deferred stock units issued to directors during 2007. For a discussion of valuation assumptions, see footnote 2 to the Summary Compensation Table under the heading “Executive Compensation.”

(3)	The directors’ aggregate holdings of deferred stock units and stock options to purchase shares of our common stock (both vested and unvested), as of December 31, 2007, were as follows:

	Deferred
Name	Stock Units	Stock Options

Michael J. Cody	—	100,000
Julie A. Dobson	6,554	122,500
Robert E. Keith, Jr.	154,462	229,500
Andrew E. Lietz	—	155,000
George MacKenzie	—	144,500
George D. McClelland	23,806	100,000
Jack L. Messman	20,654	154,500
John W. Poduska, Sr.	—	154,500
John J. Roberts	26,779	155,000
Robert J. Rosenthal (8)	—	50,000

(4)	These amounts do not represent compensation actually received. Rather, these amounts represent the aggregate expense we recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 for stock options awarded during and prior to 2007, in accordance with FAS 123(R). In accordance with SEC rules, the amounts shown exclude the effect of estimated forfeitures related to service-based vesting conditions.

The fair value of the stock options is estimated at the date of grant using the Black-Scholes option-pricing model. The grant date fair values of the stock options issued during 2007 were as follows: Dr. Rosenthal – $68,850; and each of Ms. Dobson and Messrs. Cody, Keith, Lietz, MacKenzie, McClelland, Messman, Poduska and Roberts – $37,653. For a discussion of valuation assumptions, see footnote 2 to the Summary Compensation Table under the heading “Executive Compensation.”

(5)	Our equity compensation plans provide for the accelerated vesting of deferred stock units and stock options granted to non-employee directors upon retirement from the Board on or after their 65th birthday. Messrs. Keith, Lietz, Messman and Poduska are currently eligible for accelerated vesting if they retire. In accordance with FAS 123(R), the amounts shown for these four directors include the entire expense for all grants awarded to them during 2007.

(6)	The amounts in this column represent reimbursement of expenses incurred by these directors for attendance at a director’s continuing education program.

(7)	Directors also are eligible for reimbursement of expenses incurred in connection with attendance at Board and Committee meetings. These amounts are not included in the table above.

(8)	Dr. Rosenthal joined our Board in July 2007.
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

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights(1)	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(2)	10,350,097	$2.2223	2,570,090

Equity compensation plans not approved by security holders(3)	12,215,001	$1.8967	18,936

Total	22,565,098	$2.0366	2,589,026

(1)	The weighted average exercise price calculation excludes 1,145,902 shares underlying outstanding deferred stock units included in column (a) which are payable in stock, on a one-for-one basis.

(2)	Represents awards granted, and shares available for issuance, under the 1999 Equity Compensation Plan and the 2004 Equity Compensation Plan. Includes 960,098 shares underlying deferred stock units awarded for no consideration and 185,804 shares underlying deferred stock units awarded to directors in lieu of all or a portion of directors’ fees. Payments in respect of deferred stock units are generally distributable following termination of employment or service, death, permanent disability or retirement. The value of the deferred stock units was approximately $3.2 million based on the fair value of the stock on the various grant dates. The deferred stock units generally vest over a period of four years, with the exception of deferred stock units issued to directors in lieu of compensation, which are fully vested at grant, and matching deferred stock units awarded to directors, which vest on the first anniversary of the grant date.

(3)	Includes awards granted and shares available for issuance under the 2001 Plan and 8,500,000 “employee inducement” awards.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND OFFICERS
The following table shows the number of shares of Safeguard common stock beneficially owned (unless otherwise indicated) as of April 25, 2008, by each person known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock, our directors, persons named in the Summary Compensation Table in this Form 10-K/A, and our directors and executive officers as a group. For purposes of reporting total beneficial ownership, shares that may be acquired within 60 days of April 25, 2008 through the exercise of Safeguard stock options are included. On April 25, 2008, there were 121,564,111 shares of common stock outstanding and 4,595,708 shares underlying stock options held by executive officers and directors that were exercisable within 60 days of April 25, 2008.

			Shares
	Outstanding		Beneficially
	Shares	Options	Owned Assuming	Percent of	Other Stock-Based
	Beneficially	Exercisable	Exercise of	Outstanding	Holdings (2)
Name	Owned	Within 60 Days	Options	Shares (1)	Vested	Unvested

Dimensional Fund Advisors LP 1299 Ocean Avenue	7,842,467	—	7,842,467	6.5%	—	—
Santa Monica, CA 90401 (3)
Peter J. Boni	190,000	1,569,578	1,759,578	1.4%	—	—
Michael J. Cody	7,500	62,500	70,000	*	—	—
Julie A. Dobson	40,500	122,500	163,000	*	11,681	2,407
Robert E. Keith, Jr.	153,366	229,500	382,866	*	175,597	9,311
Andrew E. Lietz	45,000	155,000	200,000	*	—	—
George MacKenzie	10,500	144,500	155,000	*	—	—
George D. McClelland	10,000	62,500	72,500	*	52,026	11,299
Jack L. Messman	38,000	154.500	192,500	*	30,654	2,500
John W. Poduska, Sr.	12,500	154,500	167,000	*	—	—
John J. Roberts	—	155,000	155,000	*	26,779	—
Robert J. Rosenthal	—	—	—	*	—	—
James A. Datin	60,072	774,372	834,444	*	—	—
John A. Loftus	61,827	863,997	925,824	*	—	—
Raymond J. Land	26,100	106,643	132,743	*	—	—
Brian J. Sisko	—	40,618	40,618	*	—	—
Steven J. Feder	16,959	640,590	657,549	*	—	—
Stephen T. Zarrilli	—	150,000	150,000	*	—	—
Executive officers and directors as a group (15 persons)(4)	655,365	4,595,708	5,251,073	4.1%	296,737	25,517

(1)	Each director and named executive officer has the sole power to vote and to dispose of the shares (other than shares held jointly with an individual’s spouse) except 900 shares held by Mr. Keith’s spouse, as to which Mr. Keith disclaims beneficial ownership, and 3,125 shares held by Mr. Feder’s spouse. An * indicates ownership of less than 1% of the outstanding shares.

(2)	The shares in this column represent deferred stock units that have been credited to each individual. The deferred stock units, which may not be voted or transferred, are payable, on a one-for-one basis, in shares of Safeguard common stock following an individual’s termination of service on the Safeguard Board. See “Corporate Governance and Board Matters—Board Compensation.”

(3)	As reflected in Schedule 13G filed with the Securities and Exchange Commission, Dimensional Fund Advisors LP (“Dimensional”) is a registered investment advisor which furnishes investment advice to four investment companies and serves as investment manager to certain other commingled group trusts and separate accounts (the “Funds”). In its role, Dimensional possesses investment and/or voting power over the securities held by the Funds and may be deemed to have beneficial ownership of such shares. Dimensional disclaims beneficial ownership of such shares.

(4)	Excludes Messrs. Feder and Zarrilli, who resigned in August 2007 and June 2007, respectively.
As of April 25, 2008, the executive officers and directors of Safeguard owned less than 1% of the shares of common stock outstanding of Clarient, Inc., a publicly traded partner company of Safeguard. The executive officers and directors of Safeguard did not own shares of any other Safeguard subsidiary.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Review and Approval of Transactions with Related Persons. The Board has adopted a written policy which charges the Audit Committee with the responsibility of reviewing with management at each regularly scheduled meeting and determining whether to approve any transaction (other than a transaction that is available to all employees generally on a non-discriminatory basis) between us and our directors, director nominees and executive officers or their immediate family members. Between regularly scheduled meetings of the Audit Committee, management may preliminarily approve a related party transaction, subject to ratification of the transaction by the Audit Committee. If the Audit Committee does not ratify the transaction, management will make all reasonable efforts to cancel the transaction.
Relationships And Related Transactions With Management And Others
As part of our business, we participate in the management of private equity funds. Robert E. Keith, Jr., Chairman of our Board, is the President and Chief Executive Officer of TL Ventures, the management company for TL Ventures III, TL Ventures IV, and TL Ventures V, and the Chairman of the management companies for EnerTech Capital Partners and EnerTech Capital Partners II. In December 2005, Safeguard sold substantially all of its interests in TL Ventures and EnerTech Capital Partners funds for approximately $24 million in cash with the buyers also assuming approximately $9 million of Safeguard’s remaining unfunded capital commitments to these funds. Safeguard retained certain limited rights and obligations related primarily to its former role as a general partner of some of the funds. Under certain circumstances, Safeguard may be required to return a portion or all the distributions we received as a general partner of a fund for further distribution to such fund’s limited partners (the “clawback”). Assuming for these purposes only that the funds were liquidated or dissolved on December 31, 2007 and the only distributions from the funds were equal to the carrying value of the funds on the December 31, 2007 financial statements, the maximum clawback we would be required to return for our general partner interest is $5.8 million.
Director Independence
In accordance with the guidelines set forth above in Item 10 under the caption “Board Independence,” the Board has determined that Michael Cody, Julie Dobson, Andrew Lietz, George MacKenzie, George McClelland, Jack Messman, John Poduska, John Roberts and Robert Rosenthal have no direct or indirect material relationships with us other than their directorship and, therefore, are independent within the meaning of the NYSE listing standards and satisfy the categorical standards contained in our Corporate Governance Guidelines.
Item 14. Principal Accountant Fees and Services
The Audit Committee, composed entirely of independent, non-employee members of the Board, approved the reappointment of KPMG LLP (“KPMG”) as Safeguard’s independent registered public accounting firm for the fiscal year ending December 31, 2008.
Services provided to Safeguard and its subsidiaries by KPMG in fiscal 2007 and fiscal 2006 are described below under “Independent Registered Public Accounting Firm—Audit Fees.” Representatives of KPMG are expected to attend our annual meeting of shareholders. They will have an opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions.

Independent Registered Public Accounting Firm—Audit Fees
The following table presents fees for professional services rendered by KPMG for the audit of Safeguard’s consolidated financial statements for fiscal 2007 and fiscal 2006 and fees billed for audit-related services, tax services and all other services rendered by KPMG for fiscal 2007 and fiscal 2006. This table includes fees billed to Safeguard’s consolidated subsidiaries for services rendered by KPMG.

	2007	2006

Audit Fees (1)	$2,148,774	$1,999,974
Audit-Related Fees (2)	17,500	99,786
Tax Fees (3)	331,740	379,119
All Other Fees	—	—

Total	$2,498,014	$2,478,879

(1)	Audit fees include the aggregate fees for professional services rendered in connection with the audit of the consolidated financial statements included in our Annual Report on Form 10-K, the review of the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q, consents and other services related to SEC and other regulatory filings, and KPMG’s assurance services provided in connection with the assessment and testing of internal controls over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act of 2002.

(2)	Audit-related fees include the aggregate fees billed by KPMG principally for audits of financial statements of certain employee benefit plans, statutory audits of non-U.S. subsidiaries and officer expense review.

(3)	Tax fees include the aggregate fees billed by KPMG for tax consultation and tax compliance services.
The Audit Committee pre-approves each service to be performed by KPMG at its regularly scheduled meetings. For any service that may require pre-approval between regularly scheduled meetings, the Audit Committee has delegated to the Chairperson of the Audit Committee the authority to pre-approve services not prohibited by law to be performed by Safeguard’s independent registered public accounting firm and associated fees up to a maximum for non-audit services of $100,000, and the Chairperson communicates such pre-approvals to the Audit Committee at its next regularly scheduled meeting.
INCORPORATION BY REFERENCE
To the extent that this Amendment No. 2 is incorporated by reference into any other filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, the section of this Amendment No. 2 entitled “Compensation Committee Report,” to the extent permitted by the rules of the SEC, will not be deemed incorporated unless specifically provided otherwise in such filing.

PART IV
Item 15. Exhibits and Financial Statement Schedules
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

Incorporated Filing
Reference
Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number
31.3 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.4 †	Certification of Raymond J. Land pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.3 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.4 †	Certification of Raymond J. Land pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safeguard Scientifics, Inc.
By:	PETER J. BONI
PETER J. BONI
President and Chief Executive Officer

Dated: April 29, 2008