Form 10-Q
period 2008-03-31
SAFEGUARD SCIENTIFICS INC
filed 2008-05-16
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐       No ☑
Number of shares outstanding as of May 15, 2008
Common Stock 121,535,560

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
PART I — FINANCIAL INFORMATION

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(In thousands, except per
	share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$75,410	$96,201
Cash held in escrow — current	20,537	20,345
Marketable securities	2,518	590
Restricted marketable securities	3,902	3,904
Accounts receivable, less allowances ($2,880 - 2008; $3,370 - 2007)	14,380	12,702
Prepaid expenses and other current assets	1,559	1,755
Assets held for sale	1,476	1,465
Current assets of discontinued operations	32,197	32,867

Total current assets	151,979	169,829
Property and equipment, net	12,322	11,714
Ownership interests in and advances to companies	88,091	91,538
Long-term restricted marketable securities	—	1,949
Goodwill	12,729	12,729
Cash held in escrow — long-term	2,348	2,341
Other	2,216	2,342
Non-current assets of discontinued operations	96,329	99,420

Total Assets	$366,014	$391,862

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of credit line borrowings	$9,000	$13,997
Current maturities of long-term debt	86	1,510
Accounts payable	4,004	3,134
Accrued compensation and benefits	8,295	6,934
Accrued expenses and other current liabilities	11,583	14,203
Current liabilities of discontinued operations	49,081	50,132

Total current liabilities	82,049	89,910
Long-term debt	233	906
Other long-term liabilities	9,954	9,111
Convertible senior debentures	129,000	129,000
Minority interest	2,126	2,296
Non-current liabilities of discontinued operations	5,395	5,916
Commitments and contingencies
Redeemable consolidated partner company stock-based compensation	—	84
Shareholders’ Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 121,564 and 121,123 shares issued and outstanding in 2008 and 2007, respectively	12,156	12,112
Additional paid-in capital	759,615	758,515
Accumulated deficit	(634,540)	(616,013)
Accumulated other comprehensive income	26	25

Total shareholders’ equity	137,257	154,639

Total Liabilities and Shareholders’ Equity	$366,014	$391,862

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
	(unaudited)
Revenue	$15,886	$8,829
Operating Expenses:
Cost of sales	6,108	5,097
Selling, general and administrative	15,245	13,300

Total operating expenses	21,353	18,397

Operating loss	(5,467)	(9,568)
Other income, net	360	99
Interest income	929	2,139
Recovery — related party	1	—
Interest expense	(1,374)	(1,452)
Equity loss	(6,287)	(1,729)
Minority interest	387	1,650

Net loss from continuing operations before income taxes	(11,451)	(8,861)
Income tax expense	—	(14)

Net loss from continuing operations	(11,451)	(8,875)
Loss from discontinued operations, net of tax	(7,076)	(2,807)

Net loss	$(18,527)	$(11,682)

Basic and Diluted Loss Per Share:
Net loss from continuing operations	$(0.09)	$(0.07)
Net loss from discontinued operations	(0.06)	(0.03)

Net loss per share	$(0.15)	$(0.10)

Shares used in computing basic and diluted loss per share	122,996	122,116

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(In thousands)
	(unaudited)
Cash Flows from Operating Activities:
Cash flows from operating activities of continuing operations	$(3,437)	$(11,564)
Cash flows from operating activities of discontinued operations	(2,871)	(5,505)

Net cash used in operating activities	(6,308)	(17,069)

Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies and funds	—	2,304
Acquisitions of ownership interests in partner companies and funds, net of cash acquired	(2,841)	(22,217)
Repayments of note receivable - related party	1	—
Increase in marketable securities	(2,224)	(62,264)
Decrease in marketable securities	296	94,155
Capital expenditures	(1,550)	(624)
Proceeds from sale of discontinued operations, net	—	30,005
Cash flows from investing activities of discontinued operations	(2,091)	(2,441)

Net cash (used in) provided by investing activities	(8,409)	38,918

Cash Flows from Financing Activities:
Borrowings on revolving credit facilities	10,543	9,825
Repayments on revolving credit facilities	(15,540)	(8,793)
Borrowings on term debt	322	—
Repayments on term debt	(2,419)	(547)
Increase in restricted cash	—	(231)
Issuance of Company common stock, net	—	280
Issuance of consolidated partner company common stock, net	217	163
Cash flows from financing activities of discontinued operations	(216)	3,790

Net cash (used in) provided by financing activities	(7,093)	4,487

Net Increase (Decrease) in Cash and Cash Equivalents	(21,810)	26,336
Changes in cash and cash equivalents from, and advances to, Alliance Consulting, Acsis, Laureate Pharma and Pacific Title & Art Studio included in assets of discontinued operations	1,019	2,927
Cash and Cash Equivalents at beginning of period	96,201	60,381

Cash and Cash Equivalents at end of period	$75,410	$89,644

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
1. GENERAL
     The accompanying unaudited interim Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statements rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and included together with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2007 Annual Report on Form 10-K.
2. BASIS OF PRESENTATION
     The Consolidated Financial Statements include the accounts of the Company and all partner companies in which it directly or indirectly owns more than 50% of the outstanding voting securities during the periods presented.
     The Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and Consolidated Balance Sheets at March 31, 2008 and December 31, 2007 include Clarient, Inc. (“Clarient”) in continuing operations.
     On February 29, 2008, the Company entered into a definitive agreement to sell all of the equity and debt securities held by the Company in Acsis, Alliance Consulting, Laureate Pharma, ProModel, NextPoint Networks and Neuronyx. On May 6, 2008, such agreement was amended to exclude the Company’s interests in NextPoint Networks from such transaction (the “Bundle Transaction”) and the transaction was consummated. Pursuant to the Bundle Transaction agreement, the Company transferred all of its interests in Acsis, Alliance Consulting, Laureate Pharma, ProModel and Neuronyx (the “Bundle Companies”). Since NextPoint Networks was excluded from the Bundle Transaction, the Company will retain its entire 12.2% ownership interest in NextPoint.
     During the first quarter of 2007, Pacific Title & Art Studio and Clarient’s technology group were sold.
     See Note 3 for discontinued operations treatment of Alliance Consulting, Acsis, Laureate Pharma, Pacific Title & Art Studio and Clarient’s technology group.
3. DISCONTINUED OPERATIONS
Acsis, Alliance Consulting and Laureate Pharma
     Of the companies included in the Bundle Transaction, Acsis, Alliance Consulting and Laureate Pharma are majority-owned partner companies; Neuronyx and ProModel are minority-owned partner companies. The Bundle Transaction was consummated on May 6, 2008. The Company has presented the results of operations of Acsis, Alliance Consulting and Laureate Pharma as discontinued operations for all periods presented. Goodwill of $48.9 million related to Alliance Consulting and $11.5 million related to Acsis was included in discontinued operations.
     In the first quarter of 2008, the Company recognized an impairment loss of $3.6 million to write down the aggregate carrying value of the Bundle Companies to the total proceeds, less estimated costs to complete the Bundle Transaction. The gross proceeds to the Company from the Bundle Transaction were $74.5 million, of which $6.4 million is to be held in escrow through April 2009, plus amounts advanced to certain of the Bundle Companies since the signing of the Bundle Transaction agreement.
Pacific Title & Art Studio
     In March 2007, the Company sold Pacific Title & Art Studio for net cash proceeds of approximately $21.9 million, including $2.3 million cash held in escrow. As a result of the sale, the Company recorded a pre-tax gain of $2.7 million in the first quarter of 2007. During the

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2008
first quarter of 2008, the Company recorded a loss of $0.5 million, which is included within Loss from discontinued operations in the Consolidated Statements of Operations for the three months ended March 31, 2008, to accrue for additional amounts paid in April 2008 to the former CEO of Pacific Title & Art Studio in connection with the March 2007 sale (Note 15). Pacific Title & Art Studio is reported in discontinued operations for all periods presented.
Clarient — Technology Group
     In March 2007, Clarient sold its technology group (which developed, manufactured and marketed the ACIS Automated Image Analysis System) and related intellectual property to Carl Zeiss MicroImaging, Inc. (the “ACIS Sale”) for net cash proceeds of $11.0 million (excluding $1.5 million in contingent purchase price). As a result of the sale, Clarient recorded a pre-tax gain of $3.6 million in the first quarter of 2007. The technology group is reported in discontinued operations for all periods presented. Goodwill of $2.1 million related to the technology group was included in discontinued operations.
     Results of all discontinued operations were as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
	(unaudited)
Revenue	$33,697	$37,978
Operating expenses	(36,202)	(44,484)
Impairment of carrying value	(3,634)	—
Other	(493)	(481)

Net loss before income taxes and minority interest	(6,632)	(6,987)
Income tax benefit	—	8

Loss from operations	(6,632)	(6,979)
(Loss) gain on disposal, net of tax	(458)	6,328
Minority interest	14	(2,156)

Loss from discontinued operations, net of tax	$(7,076)	$(2,807)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2008
     The assets and liabilities of discontinued operations were as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)
	(unaudited)
Cash	$2,749	$3,764
Accounts receivable, less allowances	25,071	24,858
Inventory	2,865	3,333
Other current assets	1,512	912

Total current assets	32,197	32,867
Property and equipment, net	24,885	23,859
Intangibles	9,548	9,960
Goodwill	60,461	64,095
Other assets	1,435	1,506

Total Assets	$128,526	$132,287

Current portion of long-term debt	$28,474	$28,257
Accounts payable	5,198	4,520
Accrued expenses	10,306	10,774
Deferred revenue	4,656	6,100
Other current liabilities	447	481

Total current liabilities	49,081	50,132
Long-term debt	3,407	3,840
Minority interest	382	396
Deferred income taxes	1,026	1,026
Other long-term liabilities	580	654

Total Liabilities	$54,476	$56,048

Carrying value	$74,050	$76,239

4. MARKETABLE SECURITIES
     Marketable securities included the following:

	Current		Non-Current
	March 31,	December 31,	March 31,	December 31,
	2008	2007	2008	2007
	(In thousands)
	(unaudited)		(unaudited)
Held-to-maturity:
Commercial paper	$2,518	$590	$—	$—
Restricted U.S. Treasury securities	3,902	3,904	—	1,949

	$6,420	$4,494	$—	$1,949

     As of March 31, 2008, the contractual maturities of all securities were less than one year.
5. RECENT ACCOUNTING PRONOUNCEMENTS
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2008
entity meets that definition. Entities meeting the definition of an investment company, as well as entities regulated by the Investment Company Act of 1940 or similar requirements, are required to follow the Guide’s specialized accounting guidance. In October 2007, the Financial Accounting Standards Board (“FASB”) indefinitely delayed the effective date of SOP 07-01.
     In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities that are not otherwise required to be measured at fair value, at fair value. Under SFAS No. 159, companies would report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize up-front costs and fees related to those items in earnings as incurred. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements due to its election to not measure partner company holdings accounted for under the equity method at fair value.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. The requirements of SFAS No. 157 became effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions. SFAS No. 141(R) further changes the accounting treatment for certain specific items, including:
▪	Acquisition costs will be generally expensed as incurred;

▪	Noncontrolling interests (formerly known as “minority interests” — see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;

▪	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

▪	In-process research and development (IPR&D) will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

▪	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

▪	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2008
SFAS No. 160 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 160 will result in the reclassification of minority interests from long term liabilities to shareholders’ equity. Minority interest at March 31, 2008 was $2.1 million.
6. COMPREHENSIVE LOSS
     Comprehensive loss is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s sources of comprehensive loss are from net unrealized appreciation (depreciation) on available-for-sale securities and foreign currency translation adjustments. Reclassification adjustments result from the recognition in net income (loss) of unrealized gains or losses that were included in comprehensive income (loss) in prior periods.
     The following summarizes the components of comprehensive loss:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
	(unaudited)
Net loss from continuing operations	$(11,451)	$(8,875)
Other comprehensive loss:
Foreign currency translation adjustments	(2)	(1)
Unrealized holding losses on available-for-sale securities	—	(422)

Other comprehensive loss from continuing operations	(2)	(423)

Comprehensive loss from continuing operations	(11,453)	(9,298)
Net loss from discontinued operations	(7,076)	(2,807)
Other comprehensive income from discontinued operations	3	1

Comprehensive loss	$(18,526)	$(12,104)

7. LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Consolidated long-term debt consisted of the following:
Continuing Operations:

	March 31,	December 31,
	2008	2007
	(In thousands)
	(unaudited)
Consolidated partner company credit line borrowings (guaranteed by the Company)	$9,000	$9,000
Consolidated partner company credit line borrowings (not guaranteed by the Company)	—	4,997

	9,000	13,997
Capital lease obligations and other borrowings	319	2,416

	9,319	16,413
Less current maturities	(9,086)	(15,507)

Total long-term debt of continuing operations, less current portion	$233	$906

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2008
Discontinued Operations:

	March 31,	December 31,
	2008	2007
	(In thousands)
	(unaudited)
Consolidated partner company credit line borrowings (guaranteed by the Company)	$19,500	$18,500
Consolidated partner company credit line borrowings (not guaranteed by the Company)	6,564	7,515
Consolidated partner company term loans and other borrowings (guaranteed by the Company)	5,761	6,019

	31,825	32,034

Capital lease obligations and other borrowings	56	63

	31,881	32,097
Less current maturities	(28,474)	(28,257)

Total long-term debt of discontinued operations, less current portion	$3,407	$3,840

     The Company maintains a revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees up to $75.0 million. This revolving credit facility expires on June 30, 2008. Borrowing availability under the facility is reduced by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under consolidated partner company facilities maintained with that same lender. This credit facility bears interest at the prime rate (5.25% at March 31, 2008) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The credit facility requires the Company to maintain an unrestricted cash collateral account at that same bank, equal to the Company’s borrowings and letters of credit and amounts borrowed by partner companies under the guaranteed portion of the partner company facilities maintained with that same bank. At March 31, 2008, the required cash collateral, pursuant to the Company’s credit facility agreement, was $39.6 million, which amount was included within Cash and cash equivalents on the Consolidated Balance Sheet as of March 31, 2008. Cash collateral requirements of $21.3 million were eliminated upon closing of the Bundle Transaction.
     Availability under the Company’s revolving credit facility at March 31, 2008 was as follows:

Total
(In thousands)
Size of facility	$75,000
Guarantees of partner company facilities at same bank (a)	(43,800)

Outstanding letter of credit (b)	(6,336)

Amount available at March 31, 2008	$24,864

(a)	The Company’s ability to borrow under its credit facility is limited by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under partner company facilities maintained at the same bank. Of the total facilities, $34.3 million was outstanding under this facility at March 31, 2008 of which $9.0 million was included as debt of continuing operations and $25.3 million was included as debt of discontinued operations on the Consolidated Balance Sheet.

(b)	In connection with the sale of CompuCom, the Company provided a letter of credit to the landlord of CompuCom’s Dallas headquarters which letter of credit will expire on March 19, 2019, in an amount equal to $6.3 million.
     At March 31, 2008, Alliance Consulting, Clarient and Laureate Pharma maintained credit facilities with the same lender as the Company. Borrowings were secured by substantially all of the assets of the respective partner companies. These obligations bore interest at variable rates ranging between the prime rate minus 0.5% and the prime rate plus 0.5%. These facilities contained financial and non-financial covenants.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2008
     On February 28, 2008, the credit facilities for Alliance Consulting, Clarient and Laureate Pharma were extended through February 26, 2009. In addition to the extension of the maturity date, Laureate Pharma’s equipment facility was increased by $3.0 million, which the Company guaranteed, and it entered into a new non-guaranteed $4.0 million working capital facility. Alliance Consulting’s credit facility was amended to reduce its aggregate facility by $3.0 million. Guarantees of partner company facilities by the Company of $31.5 million were eliminated upon the closing of the Bundle Transaction.
     In September 2006, Clarient entered into a $5.0 million senior secured revolving credit agreement. Borrowing availability under the agreement was based on the level of Clarient’s qualified accounts receivable, less certain reserves. The agreement bore interest at variable rates based on the lower of the one month London Interbank Offered Rate (LIBOR) (3.11% at March 31, 2008) plus 3.25%, or the prime rate plus 0.5%. On March 17, 2008, Clarient borrowed $4.6 million from the Company under the subordinated revolving credit line provided by the Company to Clarient to repay and terminate this facility, and borrowed an additional $2.8 million from the Company to repay and terminate its equipment line of credit with the same lender.
     Debt of continuing operations as of March 31, 2008 bore interest at a fixed rate of 13.1% and a variable rate of prime plus 0.5%, with a weighted average rate of 6.0%.
     The Company’s debt matures as follows (excluding debt relating to discontinued operations):

Total
(In thousands)
Remainder of 2008	$60
2009	9,111
2010	126
2011	22
2012 and thereafter	—

Total debt	$9,319

8. CONVERTIBLE SENIOR DEBENTURES
     In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024 (the “2024 Debentures”). Interest on the 2024 Debentures is payable semi-annually. At the debenture holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. The conversion rate of the debentures is $7.2174 of principal amount per share. The closing price of the Company’s common stock at March 31, 2008 was $1.49. The 2024 Debenture holders have the right to require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. The 2024 Debenture holders also have the right to require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, the Company may redeem all or some of the 2024 Debentures commencing March 20, 2009. During 2006, the Company repurchased $21.0 million of face value of the 2024 Debentures for $16.4 million in cash, including accrued interest. At March 31, 2008, the market value of the outstanding $129.0 million 2024 Debentures was approximately $104.3 million, based on quoted market prices.
     As required by the terms of the 2024 Debentures, after completing the sale of CompuCom in October 2004, the Company escrowed $16.7 million for interest payments through March 15, 2009 on the 2024 Debentures. A total of $3.9 million is included in Restricted marketable securities on the Consolidated Balance Sheet at March 31, 2008, which is classified as a current asset.
9. STOCK-BASED COMPENSATION
     On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2008
Classification of Stock-Based Compensation Expense
     Stock-based compensation expense from continuing operations was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
	(unaudited)
Cost of sales	$12	$12
Selling, general and administrative	785	1,582

	$797	$1,594

The Company
     The fair value of the Company’s stock-based awards to employees are estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the end of the quarter. The expected life of stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life. The Company issued no stock-based awards to employees during the three months ended March 31, 2008.

Three Months
Ended
March 31, 2007
Service-Based Awards
Dividend yield	0%
Expected volatility	63%
Average expected option life	5 years
Risk-free interest rate	4.5%
Market-Based Awards
Dividend yield	0%
Expected volatility	57%
Average expected option life	6 years
Risk-free interest rate	4.8%
     Market-based awards entitle participants to vest in a number of options determined by achievement of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met. Compensation expense is recognized over the requisite service periods using the straight-line method, but is accelerated if market capitalization targets are achieved earlier than estimated. Based on the achievement of market capitalization targets, 41 thousand shares vested during the first quarter of 2008. The Company recorded $0.2 million and $0.6 million of compensation expense related to these awards during the three months ended March 31, 2008 and 2007, respectively. Depending on the Company’s stock performance, the maximum number of unvested shares at March 31, 2008 attainable under these grants was 8.6 million shares.
     All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. The Company recorded $0.3 million and $0.4 million of compensation expense related to these awards during the three months ended March 31, 2008 and 2007, respectively.
Majority-Owned Partner Companies
     Stock options granted by majority-owned partner companies generally are service-based awards that vest four years after the date of grant and expire seven to 10 years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period is the period over which the award vests. The fair value of the Company’s majority-owned partner companies’ stock-based awards to employees are estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate is based on the U.S. Treasury yield curve

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2008
in effect at the end of the quarter in which the grant occurred. The expected life of stock options granted was estimated using the historical exercise behavior of employees. Expected volatility for Clarient, the Company’s publicly-held consolidated partner company, was based on historical volatility for a period equal to the stock option’s expected life. Expected volatility for the Company’s majority-owned and privately-held partner companies - Acsis, Alliance Consulting and Laureate Pharma, which stock-based compensation was not included in continuing operations due to the Bundle Transaction (see Note 3), was based on the average historical volatility of comparable companies for a period equal to the stock option’s expected life. The fair value of the underlying stock of Acsis, Alliance Consulting and Laureate Pharma on the date of grant was determined based on a number of valuation methods, including discounted cash flows and revenue and acquisition multiples.
     During the three months ended March 31, 2008, Clarient granted 0.7 million options. The options have four-year vesting terms and ten-year contractual lives. The fair value of these options at the date of grant was $0.9 million based on the following assumptions: a risk-free rate of 2.5%, an expected stock option term of five years, a dividend yield of 0.0% and expected five year volatility of 79.6%. Clarient recorded $0.3 and $0.2 million of stock-based compensation expense during the three months ended March 31, 2008 and 2007, respectively.
     Certain employees of the Company’s majority-owned partner companies have the right to require the respective company to purchase shares of common stock of the company received by the employee pursuant to the exercise of options. The employee must hold the shares for at least six months prior to exercising this right. The required purchase price is 75% to 100% of the fair market value at the time the right is exercised. These options qualify for equity-classification under SFAS No. 123(R). In accordance with EITF Issue No. D-98, however, these instruments are classified outside of permanent equity as Redeemable consolidated partner company stock-based compensation on the Consolidated Balance Sheets at their redemption amount based on the number of options vested as of March 31, 2008 and December 31, 2007. Following the sale of Pacific Title & Art Studio, amounts payable related to deferred stock units issued to the former CEO of Pacific Title & Art Studio were classified in accrued expenses and other current liabilities on the Consolidated Balance Sheets at March 31, 2008 and December 31, 2007 at the expected redemption amount (see Note 15).
10. INCOME TAXES
     The Company’s consolidated income tax expense was $0.0 million and $14 thousand for the three months ended March 31, 2008 and 2007, respectively. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in 2008 and 2007 was offset by a valuation allowance.
     On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109” (“FIN 48”). During the quarter ended March 31, 2008, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2008
11. NET LOSS PER SHARE
     The calculations of net loss per share were:

	Three Months Ended March 31,
	2008		2007
	(In thousands except per share data)
	(unaudited)
Basic:
Net loss from continuing operations		$(11,451)		$(8,875)
Net loss from discontinued operations		(7,076)		(2,807)

Net loss		$(18,527)		$(11,682)

Average common shares outstanding		122,996		122,116

Net loss per share from continuing operations	$	(0.09)	$	(0.07)
Net loss per share from discontinued operations		(0.06)		(0.03)

Net loss per share	$	(0.15)	$	(0.10)

Diluted:
Net loss from continuing operations		$(11,451)		$(8,875)
Net loss from discontinued operations		(7,076)		(2,807)

		(18,527)		(11,682)
Effect of holdings		—		—

Adjusted net loss		$(18,527)		$(11,682)

Average common shares outstanding		122,996		122,116

Net loss per share from continuing operations	$	(0.09)	$	(0.07)
Net loss per share from discontinued operations		(0.06)		(0.03)

Diluted loss per share		$(0.15)		$(0.10)

     Basic and diluted average common shares outstanding for purposes of computing net loss per share includes outstanding common shares and vested deferred stock units (DSUs).
     If a consolidated or equity method partner company has dilutive stock options, unvested restricted stock, DSUs, warrants or securities outstanding, diluted net loss per share is computed by first deducting from net loss, the income attributable to the potential exercise of the dilutive securities of the company. This impact is shown as an adjustment to net loss for purposes of calculating diluted net loss per share.
     The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:
▪	At March 31, 2008 and 2007 options to purchase 21.4 million and 19.0 million shares of common stock, respectively, at prices ranging from $1.03 to $30.47 per share, were excluded from the calculations.

▪	At March 31, 2008 and 2007, unvested restricted stock units and DSUs convertible into 0.1 million shares were excluded from the calculations.

▪	At March 31, 2008 and 2007, a total of 17.9 million shares related to the Company’s 2024 Debentures (see Note 8) representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2008
12. PARENT COMPANY FINANCIAL INFORMATION
     Parent company financial information is provided to present the financial position and results of operations of the Company as if its consolidated partner company, Clarient, (see Note 2) was accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in Clarient.
Parent Company Balance Sheets

	March 31, 2008	December 31, 2007
	(In thousands)
	(unaudited)
Assets:
Cash and cash equivalents	$72,271	$94,685
Cash held in escrow — current	20,537	20,345
Marketable securities	2,518	590
Restricted marketable securities	3,902	3,904
Other current assets	855	691
Assets held for sale	75,526	77,704

Total current assets	175,609	197,919
Ownership interests in and advances to companies	106,608	99,455
Long-term restricted marketable securities	—	1,949
Cash held in escrow — long-term	2,348	2,341
Other	2,351	2,565

Total Assets	$286,916	$304,229

Liabilities and Shareholders’ Equity:
Current liabilities	$14,779	$15,494
Long-term liabilities	5,880	5,012
Convertible senior debentures	129,000	129,000
Shareholders’ equity	137,257	154,723

Total Liabilities and Shareholders’ Equity	$286,916	$304,229

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2008
Parent Company Statements of Operations

	Three Months Ended March 31,
	2008	2007
	(In thousands)
	(unaudited)
Operating expenses	$(5,297)	$(6,274)
Other income, net	360	55
Recovery — related party	1	—
Interest income	925	2,118
Interest expense	(1,055)	(1,057)
Equity loss	(6,385)	(3,717)

Net loss from continuing operations	(11,451)	(8,875)
Equity loss attributable to discontinued operations	(7,076)	(2,807)

Net loss	$(18,527)	$(11,682)

Parent Company Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(In thousands)
	(unaudited)
Net cash used in operating activities	$(3,069)	$(7,042)

Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies and funds	—	2,304
Advances to partner companies	(14,571)	—
Acquisitions of ownership interests in partner companies and funds, net of cash acquired	(2,841)	(22,220)
Repayments of note receivable — related party	1	—
Increase in marketable securities	(2,224)	(62,264)
Decrease in marketable securities	296	94,155
Capital expenditures	(6)	—
Proceeds from sale of discontinued operations	—	19,655

Net cash (used in) provided by investing activities	(19,345)	31,630

Cash Flows from Financing Activities:
Issuance of Company common stock, net	—	280

Net cash provided by financing activities	—	280

Net Increase (Decrease) in Cash and Cash Equivalents	(22,414)	24,868
Cash and Cash Equivalents at beginning of period	94,685	59,933

Cash and Cash Equivalents at end of period	$72,271	$84,801

     Parent Company cash and cash equivalents excludes marketable securities, which consist of longer-term securities, including commercial paper and certificates of deposit.
13. OPERATING SEGMENTS
     Subsequent to the consummation of the Bundle Transaction on May 6, 2008, the Company has an interest in one majority-owned partner company, Clarient, and 13 minority-owned partner companies. During the first quarter of 2008, the Company re-evaluated its reportable operating segments in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. As a result of the re-evaluation, the Company’s reportable operating segments now comprise: i) Clarient, its publicly-traded consolidated partner company, ii) Life Sciences and iii) Technology.
     The Life Sciences segment includes the following partner companies as of March 31, 2008: Advanced BioHealing, Inc., Alverix, Inc., Avid Radiopharmaceuticals, Inc., Cellumen, Inc., NuPathe, Inc. and Rubicor Medical, Inc.
     The Technology segment includes the following partner companies as of March 31, 2008: Advantedge Healthcare Solutions, Inc., Authentium, Inc., Beyond.com, Inc., Bridgevine, Inc., NextPoint Networks, Inc., Portico Systems, Inc. and a yet-to-be publicly launched web-based software company.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2008
     Results of the Life Sciences and Technology segments reflect the equity income (loss) of their respective equity method partner companies, other income (loss) associated with cost method partner companies and the gains or losses on the sale of their respective partner companies.
     The Company’s reportable segments for the year ended December 31, 2007 were: i) Acsis, ii) Alliance Consulting, iii) Clarient, iv) Laureate Pharma and v) Other Companies. Acsis, Alliance Consulting and Laureate Pharma are majority- owned partner companies reported within discontinued operations due to the Bundle Transaction. The Other Companies segment consisted of the operations of non-consolidated partner companies (currently separate segments — Life Sciences and Technology) and the Company’s ownership in private equity funds (currently included within Other Items). The Other Companies segment also included the gain or loss on the sale of companies (currently included within the respective Life Sciences and Technology segments) and private equity funds (currently included within Other Items), except for gains and losses included in discontinued operations.
     Management evaluates its Clarient segment performance based on revenue, operating income (loss) and income (loss) before income taxes, which reflects the portion of income (loss) allocated to minority shareholders. Management evaluates its Life Sciences and Technology segments’ performance based on equity income (loss) which is based on the number of respective partner companies accounted for under the equity method, the Company’s voting ownership percentage in these partner companies and the net results of operations of these partner companies.
     Other Items include certain expenses which are not identifiable to the operations of the Company’s operating business segments. Other Items primarily consist of general and administrative expenses related to corporate operations, including employee compensation, insurance and professional fees including legal, finance and consulting, interest income, interest expense and equity income (loss) related to private equity fund holdings. Other Items also include income taxes, which are reviewed by management, independent of segment results.
     The following tables reflect the Company’s consolidated operating data by reportable segment. Segment results include the results of Clarient, its consolidated partner company, impairment charges, gains or losses related to the disposition of partner companies, except those reported in discontinued operations, the Company’s share of income or losses for entities accounted for under the equity method and the mark-to-market of trading securities. All significant intersegment activity has been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its consolidated partner companies and among the Company’s consolidated partner companies.
     Revenue is attributed to geographic areas based on where the services are performed or the customer’s shipped to location. A majority of the Company’s revenue is generated in the United States.
     As of March 31, 2008 and December 31, 2007, the Company’s assets were primarily located in the United States.
     The following represents segment data from continuing operations:

	Three Months Ended March 31, 2008
	(In thousands)
	(unaudited)
						Total
		Life		Total	Other	Continuing
	Clarient	Sciences	Technology	Segments	Items	Operations
Revenue	$15,886	$—	$—	$15,886	$—	$15,886
Operating loss	(170)	—	—	(170)	(5,297)	(5,467)
Net loss	(98)	(4,386)	(1,787)	(6,271)	(5,180)	(11,451)

Segment Assets
March 31, 2008	$43,139	$36,443	$44,810	$124,392	$113,096	$237,488
December 31, 2007	39,502	40,829	43,797	124,128	135,447	259,575

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2008

	Three Months Ended March 31, 2007
	(In thousands)
	(unaudited)
						Total
		Life		Total	Other	Continuing
	Clarient	Sciences	Technology	Segments	Items	Operations
Revenue	$8,829	$—	$—	$8,829	$—	$8,829
Operating loss	(3,294)	—	—	(3,294)	(6,274)	(9,568)
Net loss	(1,974)	(1,176)	(586)	(3,736)	(5,139)	(8,875)
Other Items

	Three Months Ended March 31,
	2008	2007
	(In thousands)
	(unaudited)
Corporate operations	$(5,180)	$(5,125)
Income tax expense	—	(14)

	$(5,180)	$(5,139)

14. BUSINESS COMBINATIONS
Acquisitions by the Company — 2008
     In February 2008, the Company deployed an additional $2.8 million of cash in Portico Systems, Inc (“Portico”). The Company previously had acquired an interest in Portico in August 2006 for $6.0 million in cash. Portico is a software solutions provider for regional and national health plans looking to optimize provider network operations and streamline business processes. The Company holds a 46.8% ownership interest in Portico and accounts for its holdings in Portico under the equity method.
Acquisitions by the Company — 2007
     In September 2007, the Company funded NextTone Communications, Inc. (“NexTone”) $2.2 million in cash. In December 2007, the Company funded NexTone an additional $2.1 million in cash, which was held in an escrow account until January 2008, at which time NexTone, Inc. merged with Reef Point Systems, Inc. to form NextPoint Networks, Inc. The January 2008 merger and related financing resulted in the Company holding 12.2% of NextPoint Networks. The Company accounts for its holdings in NextPoint Networks under the cost method.
     In October 2007, the Company acquired 50.0% of Alverix, Inc. (“Alverix”) for $2.4 million in cash. Alverix has developed a next-generation platform for quantifying and analyzing assays in the point-of-care diagnostics market. The technology utilizes optical sensors, image processing software and signal enhancement algorithms to achieve more accurate measurements in an inexpensive, miniaturized meter. The Company accounts for its holdings in Alverix under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Alverix was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests and advances to companies on the Consolidated Balance Sheets.
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
MARCH 31, 2008
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
15. COMMITMENTS AND CONTINGENCIES
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2008
     The Company had the following outstanding guarantees at March 31, 2008:

		Debt Included on
		Consolidated
	Amount	Balance Sheet
	(In thousands)
	(unaudited)
Clarient credit facility	$12,300	$9,000
Other guarantees	3,750	—

Total	$16,050	$9,000

     In addition to the above, as of March 31, 2008, the Company had outstanding guarantees of $31.5 million related to Acsis, Alliance Consulting and Laureate Pharma, of which $25.3 million was outstanding and included as debt of discontinued operations on the Consolidated Balance Sheet. The guarantees of $31.5 million were eliminated upon the closing of the Bundle Transaction.
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
     Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of certain private equity funds (the “clawback”). Assuming the private equity funds in which the Company was a general partner were liquidated or dissolved on March 31, 2008 and assuming for these purposes the only distributions from the funds were equal to the carrying value of the funds on the March 31, 2008 financial statements, the maximum clawback the Company would be required to return due to our general partner interest is approximately $6.9 million. The Company estimates its liability to be approximately $6.7 million, of which $4.2 million was reflected in Accrued expenses and other current liabilities and $2.5 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets.
     The Company’s ownership in the funds which have potential clawback liabilities ranges from 19-30%. The clawback liability is joint and several, such that the Company may be required to fund the clawback for other general partners should they default. The funds have taken several steps to reduce the potential liabilities should other general partners default, including withholding all general partner distributions in escrow and adding rights of set-off among certain funds. The Company believes its liability due to the default of other general partners is remote.
     In anticipation of the sale of Pacific Title & Art Studio in the first quarter of 2007, the Company permitted the employment agreement of the Pacific Title & Art Studio CEO to expire without renewal, and thereby his employment ceased. Following the sale, the former CEO demanded payment of severance benefits under his employment agreement, as well as payment of his deferred stock units and other amounts substantially in excess of the maximum amounts the Company believed were arguably due. The former CEO and the Company thereafter engaged in negotiations, but were ultimately unable to settle on the appropriate amounts due. On or about August 13, 2007, the former CEO filed a complaint in the Superior Court of the State of California, County of Los Angeles, Central District, against the Company and Pacific Title & Art Studio, alleging, among other things: wrongful termination, conversion, unfair competition, violation of the labor code, breach of contract and negligence. On or about March 28, 2008, Plaintiff amended his complaint to add as a defendant the party which purchased Pacific Title & Art Studio from the Company and to add several further causes of action. In his amended complaint, the former CEO makes claims for compensatory damages in excess of $24.6 million, plus exemplary and punitive damages and interest. The Company has engaged counsel to represent the Company and Pacific Title & Art Studio in this matter, and has also put the Company’s insurance carriers on notice of the claims. Counsel answered the original complaint and filed a cross-complaint on the Company’s and Pacific Title & Art Studio’s behalf. The answer denied the relief sought and the cross complaint alleged breach of fiduciary duty and breach of contract. A response to the amended complaint is not yet due. On April 23, 2008 the Company made a payment to the former CEO in the amount of approximately $2.4 million, net of applicable withholdings, representing amounts the Company believes were owed to the plaintiff under his employment agreement and deferred stock units. This amount is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet at March 31, 2008. The case will continue to proceed through the discovery phase.
     In October 2001, the Company entered into an agreement with Mr. Musser, its former Chairman and Chief Executive Officer, to provide for annual payments of $0.7 million per year and certain health care and other benefits for life. The related

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2008
current liability of $0.8 million was included in Accrued expenses and the long-term portion of $1.8 million was included in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2008.
     The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $8.0 million at March 31, 2008.
16. CORRECTION OF AN IMMATERIAL ERROR IN PRIOR PERIODS
     During the fourth quarter of 2007, an accounting error at Clarient was identified. The error related to Clarient’s accounting for customer refunds which affected the Company’s previously reported quarterly results in 2007 and 2006, totaling $0.8 million.
     In accordance with Staff Accounting Bulletin No. 108, the Company’s management evaluated the materiality of the error from qualitative and quantitative perspectives, and evaluated the quantified error under both the iron curtain and the roll-over methods. Management concluded that the error was immaterial to prior periods, but to remain consistent with revisions made to Clarient’s March 31, 2008 Form 10-Q, the Company made such revisions to its Consolidated Financial Statements contained herein, as summarized below.
     The following table summarizes the effect of the revision on continuing operations for the quarter ended March 31, 2007:

	Quarter Ended
	March 31, 2007
	(In thousands)
	Previously	As
	Reported (1)	Revised
Statement of Operations:
Revenue	$8,857	$8,829
Gross profit	3,760	3,732
Minority interest	1,639	1,650
Net loss from continuing operations before income taxes	(8,844)	(8,861)
Net loss	(11,665)	(11,682)
Basic and diluted loss per share from continuing operations	$(0.07)	$(0.07)

(1)	Restated for discontinued operations. See Note 3.
17. SUBSEQUENT EVENTS
     On April 14, 2008 the escrow period ended related to the Company’s October 2006 sale of Mantas, Inc. Subsequently, the Company received cash proceeds of $20.6 million from the escrow account, including accrued interest. The escrowed funds were included in Cash held in escrow — current on the Consolidated Balance Sheet at March 31, 2008.
     On April 23, 2008 the Company made a payment to the former CEO of Pacific Title & Art Studio of approximately $2.4 million, representing the amounts the Company believes were due under the various agreements that existed between the former CEO and Pacific Title & Art Studio and the Company (see Note 15). This amount was included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet at March 31, 2008.
     On May 6, 2008 the Company consummated the Bundle Transaction. The Bundle Transaction agreement was amended at closing to exclude NextPoint Networks from the transaction, reducing the purchase price accordingly and reducing the portion of the purchase price paid into escrow. The gross proceeds were $74.5 million in cash, of which $6.4 million is to be held in escrow through April 2009, plus amounts advanced to certain of the Bundle Companies since the signing of the Bundle Transaction agreement. The Company recognized an

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2008
impairment loss of $3.6 million, which is included within Loss from discontinued operations in the Consolidated Statements of Operations for the three months ended March 31, 2008, to write down the aggregate carrying value of the Bundle Companies to the gross proceeds, less estimated costs to complete the Bundle Transaction. The Company will retain its entire 12.2% interest in NextPoint Networks.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note concerning Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Safeguard Scientifics, Inc. (“Safeguard” or “we”), the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially, include, among others, managing rapidly changing technologies, limited access to capital, competition, the ability to attract and retain qualified employees, the ability to execute our strategy, the uncertainty of the future performance of our partner companies, acquisitions and dispositions of companies, the inability to manage growth, compliance with government regulation and legal liabilities, additional financing requirements, labor disputes and the effect of economic conditions in the business sectors in which our partner companies operate, all of which are discussed in Item 1A. “Risk Factors” in Safeguard’s Annual Report on Form 10-K and updated, as applicable, in Item 1A. “Risk Factors” below. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.
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
     We strive to create long-term value for our shareholders by building value in our partner companies. We help our partner companies to increase market penetration, grow revenue and improve cash flow in order to create long-term value. We concentrate on companies that operate in two categories:
     Technology - including companies focused on providing software as a service (SaaS), technology-enabled services and vertical software solutions for the financial services sector, internet-based businesses and healthcare information technology; and
     Life Sciences - including companies focused on molecular and point-of-care diagnostics, medical devices and specialty pharmaceuticals.
Principles of Accounting for Ownership Interests in Partner Companies
     We account for our interests in our partner companies and private equity funds using three methods: consolidation, equity or cost. The accounting method applied is generally determined by the degree of our influence over the entity, primarily determined by our voting interest in the entity.
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
Critical Accounting Policies and Estimates
     Accounting policies, methods and estimates are an integral part of the Consolidated Financial Statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include the following:
▪	Revenue recognition;

▪	Impairment of long-lived assets;

▪	Goodwill impairment;

▪	Impairment of ownership interests in and advances to companies;

▪	Income taxes;

▪	Commitments and contingencies; and

▪	Stock-based compensation.
Revenue Recognition
     During the first three months of 2008 and 2007, our revenue from continuing operations was attributable to Clarient.
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
     The carrying value of net property and equipment at March 31, 2008 was $12.3 million.

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
     We test for impairment at a “reporting unit” level (which for us is the same as an operating segment as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”). If we determine that the fair value of a reporting unit is less than its carrying value, we assess whether goodwill of the reporting unit is impaired. To determine fair value, we use a number of valuation methods including quoted market prices, discounted cash flows and revenue and acquisition multiples. Depending on the complexity of the valuation and the significance of the carrying value of the goodwill to the Consolidated Financial Statements, we may engage an outside valuation firm to assist us in determining fair value. As an overall check on the reasonableness of the fair values attributed to our reporting units, we will consider comparing the aggregate fair values for all reporting units with our average total market capitalization for a reasonable period of time.
     The carrying value of goodwill at March 31, 2008 was $12.7 million.
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
     In the first quarter of 2008 we recognized an impairment loss of $3.6 million, which is included within Loss from discontinued operations in the

Consolidated Statements of Operations for the three months ended March 31, 2008. See Discontinued Operations below.
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
Results of Operations
     On February 29, 2008, we entered into a definitive agreement to sell all of the equity and debt securities we hold in Acsis, Alliance Consulting, Laureate Pharma, ProModel, NextPoint Networks and Neuronyx. On May 6, 2008, such agreement was amended to exclude our interest in NextPoint Networks from such transaction (the “Bundle Transaction”) and the transaction was consummated. Pursuant to the Bundle Transaction, we transferred all of our interest in Acsis, Alliance Consulting, Laureate Pharma, Promodel and Neuronyx (the “Bundle Companies”). Since NextPoint Networks was excluded from the Bundle Transaction, we will retain our entire 12.2% ownership interest in NextPoint Networks. The results of operations below reflect Acsis, Alliance Consulting and Laureate Pharma as discontinued operations for all periods presented.
     We present Clarient, our publicly-traded consolidated partner company, as a separate segment. The results of operations of our other partner companies in which we have less than a majority interest are reported in our Life Sciences and Technology segments. The Life Sciences and Technology segments also include the gain or loss on the sale of respective partner companies, except for gains and losses included in discontinued operations.
     Our management evaluates its Clarient segment performance based on revenue, operating income (loss) and income (loss) before income taxes, which reflects the portion of income (loss) allocated to minority shareholders. Our management evaluates its Life Sciences and Technology segments performance based on its equity income (loss) which is based on the number of respective partner companies accounted for under the equity method, the Company’s voting ownership percentage in these partner companies and the net results of operations of these partner companies and Other income or loss associated with cost method partner companies.
     Other Items include certain expenses, which are not identifiable to the operations of the Company’s operating business segments. Other Items primarily consist of general and administrative expenses related to corporate operations, including employee compensation, insurance and professional fees including legal, finance and consulting, interest income, interest expense and certain adjustments made to the carrying value of private equity holdings. Other Items also include income taxes, which are reviewed by management independent of segment results.
     The following tables reflect our consolidated operating data by reportable segment. Segment results include the results of our consolidated companies and our share of income or losses for entities accounted for under the equity method when applicable. Segment results also include impairment charges, gains or losses related to the disposition of partner companies, except for those reported in discontinued operations and the mark-to-market of trading securities. All significant inter-segment activity has been eliminated in consolidation. Accordingly, segment results reported by us exclude the effect of transactions between us and our consolidated partner companies and among our consolidated partner companies.
     Our operating results including net income (loss) before income taxes by segment were as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
	(unaudited)
Clarient	$(98)	$(1,974)
Life Sciences	(4,386)	(1,176)
Technology	(1,787)	(586)

Total segments	(6,271)	(3,736)

Other items:
Corporate operations	(5,180)	(5,125)
Income tax expense	—	(14)

Total other items	(5,180)	(5,139)

Net loss from continuing operations	(11,451)	(8,875)
Loss from discontinued operations, net of tax	(7,076)	(2,807)

Net loss	$(18,527)	$(11,682)

     There is intense competition in the markets in which our partner companies operate, and we expect competition to intensify in the future. Additionally, the markets in which these companies operate are characterized by rapidly changing technology, evolving industry standards, frequent introduction of new products and services, shifting distribution channels, evolving government regulation, frequently changing intellectual property landscapes and changing customer demands. Their future success depends on each company’s ability to execute its business plan and to adapt to its respective rapidly changing markets.
Clarient
     In connection with the audit of Clarient’s financial statements as of December 31, 2007 and for the year then ended, Clarient’s independent auditors determined that there is substantial doubt about Clarient’s ability to continue as a going concern. In February 2009, Clarient’s bank credit facility in the amount of $12.0 million will expire, at which time Clarient will need to extend, renew or refinance such debt and possibly secure additional debt or equity financing in order to fund anticipated working capital needs and capital expenditures and to execute its strategy. Clarient’s management believes that its current cash resources, revenue from operations and commitments under its credit facilities will enable Clarient to maintain current operations through at least the next twelve months and fund anticipated capital expenditures and implementation of its strategy. As discussed in Liquidity and Capital Resources — Consolidated Partner Company, we have provided Clarient a $21.0 million subordinated revolving credit facility through April 15, 2009.
     The financial information presented below does not include the results of operations of Clarient’s technology group, which is included in discontinued operations for all periods presented. Clarient sold this business (which developed, manufactured and marketed the ACIS Automated Image Analysis System) and related intellectual property to Carl Zeiss MicroImaging, Inc. (the “ACIS Sale”) for cash proceeds of $11.0 million, excluding contingent purchase price of $1.5 million. In 2007, prior to its sale, the technology group generated revenue of $0.8 million and net loss from operations of $0.6 million.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
	(unaudited)
Revenue	$15,886	$8,829

Operating expenses:
Cost of sales	6,108	5,097
Selling, general and administrative	9,948	7,026

Total operating expenses	16,056	12,123

Operating loss	(170)	(3,294)
Other income, net	—	44
Interest, net	(315)	(374)
Minority interest	387	1,650

Net loss before income taxes	$(98)	$(1,974)

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
     As of March 31, 2008, we owned a 58.6% voting interest in Clarient.
     Revenue. Revenue increased $7.1 million, or 79.9% to $15.9 million in the first quarter of 2008 as compared to $8.8 million in the prior year period. This increase resulted from the execution of Clarient’s marketing and sales strategy to increase sales to new and existing customers. Clarient added 46 new customers in the first quarter of 2008 and increased its penetration to existing customers. In addition, Clarient increased its breadth of offerings to include multiple cancer types, including expanding its lymphoma/leukemia business, and performing testing in other solid tumors such as colon, prostate and lung. This testing was performed using expanded capabilities in immunohistochemistry, flow cytometry, fluorescent in-situ hybridization (FISH) and polymerase chain reaction (PCR). Clarient also increased its depth of offerings within each cancer type. Clarient also benefited from an overall increase in Medicare reimbursement for certain testing it performs. In addition to the Medicare reimbursement rate increase, many of Clarient’s third-party contracts are tied to Medicare rates which, consequently, also increased. Clarient anticipates that revenue will continue to increase as a result of increased revenue from its existing customers, the addition of new customers and its offering of a more comprehensive suite of advanced and/or proprietary cancer diagnostic tests. However, current Medicare rates are only effective until June 30, 2008, and if not made permanent prior to such date, will decrease to the rates in effect during the fourth quarter of 2007. If these Medicare reimbursement rates were to be reduced, such reduction would result in a reduced rate of revenue growth, though Clarient anticipates that its overall revenues will continue to increase as a result of the factors described above.
     Cost of Sales. Cost of sales was $6.1 million in the first quarter of 2008 as compared to $5.1 million in the prior year period, an increase of 19.8%. These costs included laboratory personnel, lab-related depreciation expense, laboratory reagents and supplies and other direct costs such as shipping. Gross margin in the first quarter of 2008 was 61.6% compared to 42.3% in the prior year period. The increase in gross margin in the first quarter of 2008 was attributable to realizing economies of scale in operations and a shift to more profitable tests, and the impact of the Medicare fee schedule increase discussed above. Clarient anticipates that gross margins will continue to increase as the company more effectively utilizes its capacity and expands its breadth of test offerings. Since current Medicare rates are only effective until June 30, 2008, gross margins could decline if Medicare institutes a reduced fee schedule at that time.
     Selling, General and Administrative. Selling, general and administrative expenses in the first quarter of 2008 increased approximately $2.9 million, or 41.6% as compared to the prior year period. As a percentage of revenue, these costs decreased to 62.6% for the first quarter of 2008, from 79.6% for the first quarter of 2007. The increase in selling general and administrative expenses in 2008 was due primarily to expenses incurred to generate and support revenue growth and to improve infrastructure, including selling and marketing expenses, billing and collection costs, and also, bad debt expenses. In addition, Clarient has increased the number of employees and consultants it uses in information technology to support its expanded offering and for future revenue growth. Clarient also incurred incremental stock-based compensation expense for options issued in 2008 and higher professional fees. Clarient anticipates that selling expenses will continue to grow to support expected revenue growth, and expects general and administrative expenses to decline as a percentage of revenue as Clarient’s infrastructure costs stabilize.

     Interest, Net. Interest expense in the first quarter of 2008 was $0.3 million, compared to $0.4 million in the prior year period. The slight decrease was due to decreased variable interest rates under Clarient’s financing facilities.
     Net Loss Before Income Taxes. Net loss before income taxes decreased $1.9 million, or 95.0%, in the first quarter of 2008 as compared to the prior year period. The improvement was related to increases in revenue and improved gross margin, partially offset by increases in selling, general and administrative expenses.
Life Sciences
     The following partner companies were included in Life Sciences during the three months ended March 31, 2008:

Partner Company	Safeguard Ownership
Advanced BioHealing, Inc.	28.3%
Avid Radiopharmaceuticals, Inc.	14.2%
Alverix, Inc.	50.0%
Cellumen, Inc.	40.3%
NuPathe, Inc.	26.2%
Rubicor Medical, Inc.	35.7%
     The following partner companies were included in Life Sciences during the three months ended March 31, 2007:

Partner Company	Safeguard Ownership
Advanced BioHealing, Inc.	23.9%
Neuronyx, Inc.	7.0%
NuPathe, Inc.	21.3%
Rubicor Medical, Inc.	35.8%
Ventaira Pharmaceuticals, Inc.	12.8%

	Three Months Ended March 31,
	2008	2007
	(In thousands)
	(unaudited)
Equity loss	$(4,386)	$(1,176)

Net loss before income taxes	$(4,386)	$(1,176)

     Equity Loss. Equity loss fluctuates with the number of Life Sciences partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag. Equity loss for Life Sciences increased $3.2 million in the three months ended March 31, 2008 compared to the prior year period. The increase in equity loss was due to an increase in the number of equity method partner companies, each of which generated losses, and larger losses incurred at certain partner companies.
Technology
     The following partner companies were included in Technology during the three months ended March 31, 2008:

Partner Company	Safeguard Ownership
Advantedge Healthcare Solutions, Inc.	35.1%
Authentium, Inc.	19.9%
Beyond.com, Inc.	37.1%
Bridgevine, Inc.	20.8%
NextPoint Networks, Inc.	12.2%
Portico Systems, Inc.	46.8%
     In addition, we hold a 14% interest in a yet-to-be-publicly launched web-based software company.

     The following partner companies were included in Technology during the three months ended March 31, 2007:

Partner Company	Safeguard Ownership
Advantedge Healthcare Solutions, Inc.	32.2%
Authentium, Inc.	12.4%
Beyond.com, Inc.	37.1%
NexTone, Inc.	16.5%
Portico Systems, Inc.	46.9%
ProModel Corporation	49.7%

	Three Months Ended March 31,
	2008	2007
	(In thousands)
	(unaudited)
Equity loss	$(1,787)	$(586)

Net loss before income taxes	$(1,787)	$(586)

     Equity Loss. Equity loss fluctuates with the number of Technology partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag. Equity loss for Technology increased $1.2 million in the three months ended March 31, 2008 compared to the prior year period. The increase was due to an increase in the number of equity method partner companies for which we recognized an entire quarter of losses.
Corporate Operations

	Three Months Ended March 31,
	2008	2007
	(In thousands)
	(unaudited)
General and administrative costs	$(4,733)	$(5,215)
Stock-based compensation	(518)	(1,007)
Depreciation	(46)	(52)
Interest income	925	2,118
Interest expense	(1,055)	(1,057)
Other income	361	55
Equity (loss) income	(114)	33

	$(5,180)	$(5,125)

     General and Administrative Costs. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and consulting, and travel-related costs. General and administrative costs decreased $0.5 million in 2008 as compared to the prior year period. The decrease is primarily attributable to a $0.6 million decline in professional fees, partially offset by increases in employee costs and travel and conference costs.
     Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. The decrease of $0.5 million is primarily attributable to lower expense related to market-based awards in 2008. Stock based compensation expense related to corporate operations is included in selling, general and administrative in the Consolidated Statements of Operations.
     Interest Income. Interest income includes all interest earned on available cash and marketable security balances. Interest income decreased $1.2 million in the first quarter of 2008 compared to the prior year period due to decreased interest earned on lower invested cash balances.
     Interest Expense. Interest expense is primarily related to our 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense remained consistent in 2008 as compared to the prior year period.

     Other income. Other income for 2008 is primarily related to the net gain on the sale of property.
     Equity (loss) income. Equity (loss) income is primarily related to our equity (loss) income for private equity holdings accounted for under the equity method.
  Income Tax Expense
     Our consolidated income tax expense for the three months ended March 31, 2008 and 2007, was $0.0 million and $14 thousand, respectively. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in 2008 and 2007 was offset by a valuation allowance.
  Discontinued Operations
     Of the companies included in the Bundle Transaction, Acsis, Alliance Consulting and Laureate Pharma are majority-owned partner companies; Neuronyx and ProModel are minority-owned partner companies. The Bundle Transaction was consummated on May 6, 2008. We have presented the results of operations of Acsis, Alliance Consulting and Laureate Pharma as discontinued operations for all periods presented. In the first quarter of 2008, we recognized an impairment loss of $3.6 million to write down the aggregate carrying value of the Bundle Companies to the total proceeds, less estimated costs to complete the Bundle Transaction. The gross proceeds from the Bundle Transaction were $74.5 million, of which $6.4 million is to be held in escrow through April 2009, plus amounts advanced to certain of the Bundle Companies since the signing of the Bundle Transaction agreement.
     In March 2007, we sold Pacific Title & Art Studio for net cash proceeds of approximately $21.9 million including $2.3 million cash held in escrow. As a result of the sale, we recorded a pre-tax gain of $2.7 million in the first quarter of 2007. During the first quarter of 2008, we recorded a charge of $0.5 million in discontinued operations to adjust our accrual for amounts paid in April 2008 to the former CEO of Pacific Title & Art Studio in connection with the March 2007 sale. Pacific Title & Art Studio is reported in discontinued operations for all periods presented.
     On March 8, 2007, Clarient sold its technology group (which developed, manufactured and marketed the ACIS Automated Image Analysis System) and related intellectual property to Zeiss MicroImaging, Inc. (the “ACIS Sale”) for net cash proceeds of $11.0 million (excluding $1.5 million in contingent purchase price). As a result of the sale, Clarient recorded a pre-tax gain of $3.6 million in the first quarter of 2007. The technology group is reported in discontinued operations for all periods presented.
     The loss from discontinued operations, net of tax in the first quarter of 2008 of $7.1 million was primarily attributable to the $3.6 million impairment loss related to the Bundle Transaction and the first quarter operating results of Acsis, Alliance Consulting and Laureate Pharma, which are discussed below. The loss from discontinued operations in the first quarter of 2007 of $2.8 million was primarily attributable to the loss from operations of Acsis, Alliance Consulting and Laureate Pharma, partially offset by the gain on sale of Pacific Title & Art Studio and the gain on sale of Clarient’s technology group.
     Acsis’ revenue increased $1.7 million, or 40.9% in the first quarter of 2008 as compared to the prior year period. The increase was due to several large projects that began in late 2007, continuing into the first quarter of 2008, and increased hardware sales. Net loss before income taxes was $0.7 million in the first quarter of 2008, a decrease of $2.0 million, or 75.2% as compared to the prior year period, primarily due to increased revenue and reductions in selling, general and administrative expenses as a result of cost savings initiatives.
     Alliance Consulting’s revenue, including reimbursement of expenses, decreased $0.7 million, or 3.3% in the first quarter of 2008 as compared to the prior year period. The decrease was due to decreased demand at certain large customers and the completion of various projects. Net loss before income taxes was $0.9 million in the first quarter of 2008, a decrease of $0.7 million, or 43.2% as compared to the prior year period, primarily due to decreased selling, general and administrative expenses as a result of cost savings initiatives.

     Laureate Pharma’s revenue increased $2.0 million, or 40.5% in 2008 as compared to the prior year period. The increase was primarily due to increased demand for its manufacturing services. Net loss before income taxes was $1.9 million in the first quarter of 2008, an increase of $0.1 million, or 5.4% as compared to the prior year period, primarily due to increased selling, general and administrative expenses, partially offset by increased revenue.
Liquidity and Capital Resources
  Parent Company
     We fund our operations with cash on hand as well as proceeds from sales of and distributions from partner companies, private equity funds and marketable securities. In prior periods, we have also used sales of our equity and issuance of debt as sources of liquidity and may do so in the future. Our ability to generate liquidity from sales of partner companies, sales of marketable securities and from equity and debt issuances has been adversely affected from time to time by adverse circumstances in the U.S. capital markets and other factors.
     As of March 31, 2008, at the parent company level, we had $72.3 million of cash and cash equivalents and $2.5 million of marketable securities for a total of $74.8 million. In addition to the amounts above, we had $3.9 million in escrow associated with our interest payments due on the 2024 Debentures through March 2009, $22.9 million of restricted cash held in escrow, including accrued interest, and Clarient, our consolidated partner company, had cash and cash equivalents of $3.1 million.
     The Bundle Transaction closed on May 6, 2008. Gross proceeds were $74.5 million in cash, of which $6.4 million is to be held in escrow through April 2009, plus amounts advanced to certain of the Bundle Companies since the signing of the Bundle Transaction agreement.
     On April 16, 2008 we received cash proceeds of $20.6 million that were released from escrow related to our October 2006 sale of Mantas, Inc.
     In February 2004, we completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024 (the “2024 Debentures”). At March 31, 2008, we had $129.0 million of the 2024 Debentures outstanding. Interest on the 2024 Debentures is payable semi-annually. At the holders’ option, the 2024 Debentures are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the 2024 Debentures is $7.2174 of principal amount per share. The closing price of our common stock on March 31, 2008 was $1.49. The 2024 Debentures holders have the right to require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount plus accrued and unpaid interest. The 2024 Debenture holders also have the right to require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we have the right to redeem all or some of the 2024 Debentures commencing March 20, 2009. During 2006, we repurchased $21.0 million of face value of the 2024 Debentures for $16.4 million in cash, including accrued interest.
     We maintain a revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees up to $75.0 million. This revolving credit facility expires June 30, 2008. Borrowing availability under the facility is reduced by the amounts outstanding for our borrowings and letters of credit and amounts guaranteed under partner company facilities maintained with that same lender. This credit facility bears interest at the prime rate (5.25% at March 31, 2008) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The credit facility requires us to maintain an unrestricted cash collateral account at that same bank, equal to our borrowings and letters of credit and amounts borrowed by partner companies under the guaranteed portion of the partner company facilities maintained with that same bank. At March 31, 2008, the required cash collateral, pursuant to the credit facility agreement was $39.6 million, which amount is included within Cash and cash equivalents on our Consolidated Balance Sheet as of March 31, 2008. Cash collateral requirements of $21.3 million were eliminated upon closing of the Bundle Transaction.

     Availability under our revolving credit facility at March 31, 2008 was as follows:

Total
(In thousands)
(unaudited)
Size of facility	$75,000
Guarantees of partner company facilities at same bank (a)	(43,800)
Outstanding letter of credit (b)	(6,336)

Amount available at March 31, 2008	$24,864

(a)	The Company’s ability to borrow under its credit facility is limited by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under partner company facilities maintained at the same bank. Of the total facilities, $34.3 million was outstanding under this facility at March 31, 2008 of which $9.0 million was included as debt of continuing operations and $25.3 million was included as debt of discontinued operations on the Consolidated Balance Sheet.

(b)	In connection with the sale of CompuCom, we provided a letter of credit, to the landlord of CompuCom’s Dallas headquarters which letter of credit will expire on March 19, 2019, in an amount equal to $6.3 million.
     On February 28, 2008, Clarient’s bank credit facility was extended through February 26, 2009.
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
     In May 2001, we entered into a $26.5 loan agreement with Warren V. Musser, our former Chairman and Chief Executive Officer. In December 2006, we restructured the obligation to reduce the amount outstanding to $14.8 million, bearing interest rate of 5.0% per annum, so that we could obtain new collateral, which is expected to be the primary source of repayment, along with additional collateral required to be provided to us over time. Cash payments, when received, are recognized as Recovery-related party in our Consolidated Statements of Operations. Since 2001 and through March 31, 2008 we received a total of $16.3 million in cash payments on the loan, of which $1 thousand was received during the first quarter of 2008. The carrying value of the loan at March 31, 2008 was zero.
     We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for further distribution to such fund’s limited partners (the “clawback”). Assuming for these purposes only that the funds were liquidated or dissolved on March 31, 2008 and the only distributions from the funds were equal to the carrying value of the funds on the March 31, 2008 financial statements, the maximum clawback we would be required to return for our general partner interest is $6.9 million. As of March 31, 2008, management estimated this liability to be approximately $6.7 million, of which $4.2 million was reflected in accrued expenses and other current liabilities and $2.5 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets.

     Our previous ownership in the general partners of the funds which have potential clawback liabilities ranges from 19-30%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. The funds have taken several steps to reduce the potential liabilities should other general partners default, including withholding all general partner distributions and placing them in escrow and adding rights of set-off among certain funds. We believe our liability for the default of other general partners is remote.
     For the reasons we presented above, we believe our cash and cash equivalents at March 31, 2008, availability under our revolving credit facilities and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including commitments to our existing companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.
  Consolidated Partner Company
     Clarient, our consolidated partner company incurred losses in 2007 and the first quarter of 2008 and may need additional capital to fund their operations. From time-to-time, Clarient may require additional debt or equity financing or credit support from us to fund planned expansion activities. If we decide not to, or cannot, provide sufficient capital resources to allow them to reach a positive cash flow position, and they are unable to raise capital from outside resources, they may need to scale back their operations. As described below, we have renewed, expanded and extended a revolving line of credit to Clarient. Alliance Consulting, Acsis and Laureate Pharma are among the Bundle Companies sold on May 6, 2008 as part of the Bundle Transaction, therefore, we will not have any continuing involvement with the funding requirements of these companies.
     As of March 31, 2008, Clarient had outstanding credit facilities with its bank that provided for borrowings of up to $12.0 million. These facilities contained financial and non-financial covenants. On February 28, 2008, credit facilities for Clarient were revised and extended through February 26, 2009.
     In March 2007, we provided a subordinated revolving credit line (the “Mezzanine Facility”) to Clarient. Under the Mezzanine Facility, we committed to provide Clarient access to up to $12.0 million in working capital funding, which was reduced to $6.0 million as a result of the ACIS Sale. The Mezzanine Facility originally had a term expiring on December 8, 2008. On March 14, 2008, the Mezzanine Facility was extended through April 15, 2009 and increased from $6.0 million to $21.0 million. In connection with the extension and increase of the Mezzanine Facility, we received from Clarient five-year warrants to purchase 1.6 million shares of Clarient common stock with an exercise price of $0.01 per share. The Mezzanine Facility is subject to reduction back to $6.0 million under certain circumstances involving the completion of replacement financing by Clarient. At March 31, 2008, $12.4 million was outstanding under the Mezzanine Facility.
     In connection with the audit of Clarient’s financial statements as of December 31, 2007 and for the year then ended, Clarient’s independent auditors determined that there was substantial doubt about Clarient’s ability to continue as a going concern. In February 2009, Clarient’s bank credit facility in the amount of $12.0 million will expire, at which time Clarient will need to extend, renew or refinance such debt and possibly secure additional debt or equity financing in order to fund anticipated working capital needs and capital expenditures and to execute its strategy. Clarient management believes that its current cash resources, revenue from operations and commitments under its credit facilities will enable Clarient to maintain current operations and fund anticipated capital expenditures and implementation of its strategy.
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

     Analysis of Parent Company Cash Flows
     Cash flow activity for the Parent Company was as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net cash used in operating activities	$(3,069)	$(7,042)
Net cash (used in) provided by investing activities	(19,345)	31,630
Net cash provided by financing activities	—	280

	$(22,414)	$24,868

     Cash Used In Operating Activities
          Cash used in operating activities decreased $4.0 million. The change was primarily related to working capital changes.
     Net Cash (Used In) Provided by Investing Activities
          Net cash used in investing activities increased by $51.0 million. The increase primarily related to an increase of $14.6 million in advances to partner companies and a $33.8 million net decrease in cash from marketable securities, a $19.7 million decrease in proceeds from sale of discontinued operations and a $2.3 million decrease in proceeds from sales and distributions from partner companies and funds, partially offset by a $19.4 million decrease in acquisitions of ownership interests in partner companies and funds, net of cash acquired.
     Net Cash Provided By Financing Activities
          Net cash provided by financing activities decreased $0.3 million due to a $0.3 million decrease in proceeds from the issuance of common stock.
     Consolidated Working Capital from Continuing Operations
          Consolidated working capital from continuing operations, excluding assets held for sale was $85.3 million at March 31, 2008, a decrease of $10.4 million compared to December 31, 2007. The decrease was primarily due to cash used to fund new holdings and cash used in corporate operations.
     Analysis of Consolidated Company Cash Flows
          Cash flow activity was as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net cash used in operating activities	$(6,308)	$(17,069)
Net cash (used in) provided by investing activities	(8,409)	38,918
Net cash (used in) provided by financing activities	(7,093)	4,487

	$(21,810)	$26,336

     Net Cash Used In Operating Activities
          Net cash used in operating activities decreased $10.8 million in the first quarter of 2008 compared to the prior year period. The decrease was primarily related to working capital changes and a decrease in cash used in operating activities of discontinued operations.
     Net Cash (Used In) Provided by Investing Activities
          Net cash used in investing activities increased $47.3 million in the first quarter of 2008 compared to the prior year period. This increase was primarily related to a $30.0 million decrease in proceeds from sale of discontinued operations, a $33.8 million net decrease in cash from marketable securities and a $2.3 million decrease in proceeds from sales and distributions from partner companies and private equity funds, partially offset by a $19.4 million decrease in acquisitions of ownership interests in partner companies and funds, net of cash acquired.
     Net Cash (Used In) Provided by Financing Activities
          Net cash used in financing activities increased $11.6 million in the first quarter of 2008 as compared to the prior year period. The increase was primarily related to increases in net repayments of revolving credit facilities and term debt of $6.0 million and $1.6 million, respectively, and a $4.0 million decrease in cash flows provided by financing activities of discontinued operations.
Contractual Cash Obligations and Other Commercial Commitments
          The following table summarizes our contractual obligations and other commercial commitments related to continuing operations as of March 31, 2008 by period due or expiration of the commitment.

	Payments Due by Period
		Rest of	2009 and	2011 and	Due after
	Total	2008	2010	2012	2013
			(In millions)
Contractual Cash Obligations:
Lines of credit (a)	$9.0	$9.0	$—	$—	$—
Capital leases	0.3	0.1	0.2	—	—
Convertible senior debentures (b)	129.0	—	—	—	129.0
Operating leases	13.6	1.8	3.8	3.2	4.8
Funding commitments (c)	4.2	3.2	1.0	—	—
Potential clawback liabilities (d)	6.7	4.2	2.5	—	—
Other long-term obligations (e)	2.6	0.5	1.3	0.8	—

Total Contractual Cash Obligations	$165.4	$18.8	$8.8	$4.0	$133.8

		Amount of Commitment Expiration by Period
		Rest of	2009 and	2011 and	Due after
	Total	2008	2010	2012	2012
			(in millions)
Other Commitments
Letters of credit (f)	$9.3	$—	$3.0	$—	$6.3

(a)	We have various forms of debt including lines of credit, term loans and equipment leases. Of our total outstanding guarantees of $52.3 million, $9.0 million and $25.3 million of outstanding debt associated with the guarantees was included as debt of continuing operations and debt of discontinued operations, respectively, on the Consolidated Balance Sheet at March 31, 2008. Guarantees of $31.5 million were eliminated upon the closing of the Bundle Transaction.

(b)	In February 2004, we completed the issuance of $150.0 million of the 2024 Debentures with a stated maturity of March 15, 2024. During 2006, we repurchased $21.0 million of the face value of the 2024 Debentures for $16.4 million in cash. The 2024 Debenture holders have the right to require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest.

(c)	These amounts include funding commitments to private equity funds which have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management. Also included are $2.5 million conditional commitments to provide non-consolidated partner companies with additional funding.

(d)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (the “clawback”). Assuming the funds were liquidated or dissolved on March 31, 2008 and the only value provided by the funds was the carrying values represented on the March 31, 2008 financial statements, the maximum clawback we would be required to return is approximately $6.9 million. As of March 31, 2008, management estimated its liability to be approximately $6.7 million, of which $4.2 million was reflected in accrued expenses and other current liabilities and $2.5 million was reflected in other long-term liabilities on the Consolidated Balance Sheets.

(e)	Reflects the amount payable to our former Chairman and CEO under a consulting contract.

(f)	Letters of credit include a $6.3 million letter of credit provided to the landlord of CompuCom’s Dallas headquarters lease in connection with the sale of CompuCom and $3.0 million of letters of credit issued by Clarient supporting its office lease.
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
          If we make poor decisions regarding the deployment of capital into new or existing partner companies our business model will not succeed. Our success as a company ultimately depends on our ability to choose the right partner companies. If our partner companies do not succeed, the value of our assets could be significantly reduced and require substantial impairments or write-offs, and our results of operations and the price of our common stock could decline. The risks relating to our partner companies include:
▪	most of our partner companies have a history of operating losses or a limited operating history;

▪	intensifying competition affecting the products and services our partner companies offer could adversely affect their businesses, financial condition, results of operations and prospects for growth;

▪	inability to adapt to the rapidly changing marketplaces;

▪	inability to manage growth;

▪	the need for additional capital to fund their operations, which we may not be able to fund or which may not be available from third parties on acceptable terms, if at all;

▪	inability to protect their proprietary rights and/or infringing on the proprietary rights of others;

▪	certain of our partner companies could face legal liabilities from claims made against them based upon their operations, products or work;

▪	the impact of economic downturns on their operations, results and growth prospects;

▪	inability to attract and retain qualified personnel; and

▪	government regulations and legal uncertainties may place financial burdens on the businesses of our partner companies.
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
          As part of our strategy, we continually assess the value to our shareholders of our interests in our partner companies. We also regularly evaluate alternative uses for our capital resources. As a result, depending on market conditions, growth prospects and other key factors, we may at any time:
▪	change the partner companies on which we focus;

▪	sell some or all of our interests in any of our partner companies; or

▪	otherwise change the nature of our interests in our partner companies.
          Therefore, the nature of our holdings could vary significantly from period to period.
          Our consolidated financial results also may vary significantly based upon which partner companies are included in our financial statements. For example:
▪	For the three months ended March 31, 2008, we consolidated the results of operations of Clarient in continuing operations. In our Form 10-K for the year ended December 31, 2007 we consolidated the results of operations of Acsis, Alliance Consulting, Clarient, and Laureate Pharma in continuing operations. The Bundle Transaction closed on May 6, 2008 and included the sale of three of our majority-owned partner companies — Acsis, Alliance Consulting and Laureate Pharma.
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
          Fluctuations in the market prices of the common stock of our publicly traded holdings are likely to affect the price of our common stock. The market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. For example, the aggregate market value of our holdings in Clarient (Nasdaq: CLRT), our only public company holding, at March 31, 2008 was approximately $62.6 million, and at December 31, 2007 was approximately $86.8 million.
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
We have material weaknesses in our internal control over financial reporting and cannot provide assurance that additional material weaknesses will not be identified in the future. Our failure to effectively maintain our internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause us to fail to meet our reporting obligations, cause investors to lose confidence in our reported financial information or have a negative affect on our stock price.
          We have determined that we had deficiencies in our internal control over financial reporting as of December 31, 2007 that constituted “material weaknesses” as defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5. These material weaknesses are identified in Item 9A, Controls and Procedures within our 2007 Form 10-K.
          We cannot assure that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in a restatement of financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.
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
          We expect some of our partner companies to grow rapidly. Rapid growth often places considerable operational, managerial and financial strain on a business. To successfully manage rapid growth, our partner companies must, among other things:
▪	rapidly improve, upgrade and expand their business infrastructures;

▪	scale up production operations;

▪	develop appropriate financial reporting controls;

▪	attract and maintain qualified personnel; and

▪	maintain appropriate levels of liquidity.
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
          As reported in its Form 10-K for the year ended December 31, 2007, Clarient’s independent auditors determined that there was substantial doubt about Clarient’s ability to continue as a going concern. The going concern explanatory paragraph in Clarient’s audit opinion could have a negative impact on:
▪	Clarient’s ability to extend, renew or refinance its bank credit facility or to secure additional debt or equity financing in order to fund anticipated working capital needs and capital expenditures and to execute its strategy;

▪	Clarient’s relationships with existing customers or potential new customers; and

▪	Clarient’s stock price.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in partner companies, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities. Based on closing market prices at March 31, 2008, the fair market value of Clarient, our only publicly traded partner company, was approximately $62.6 million. A 20% decrease in Clarient’s stock price would result in an approximate $12.5 million decrease in the fair value of our holding in Clarient.
          In February 2004, we completed the issuance of $150.0 million of our 2024 Debentures with a stated maturity of March 15, 2024. In 2006, we repurchased a total of $21.0 million face value of the 2024 Debentures. Interest payments of approximately $1.7 million each are due March and September of each year. The holders of these 2024 Debentures have the right to require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount plus accrued and unpaid interest. In October 2004, we used approximately $16.7 million of the proceeds from the CompuCom sale to escrow interest payments due through March 15, 2009.

	Remainder				Fair Market Value
	of			After	at
Liabilities	2008	2009	2010	2011	March 31, 2008
2024 Debentures due by year (in millions)	—	—	—	$129.0	$104.3
Fixed interest rate	2.625%	2.625%	2.625%	2.625%	2.625%
Interest expense (in millions)	$2.5	$3.4	$3.4	$44.7	N/A

Item 4. Controls and Procedures
          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2007 that were not remediated as of March 31, 2008, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
          In light of these unremediated material weaknesses, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. We have begun efforts to design and implement improvements in our internal control over financial reporting to address the material weaknesses as discussed in Item 9A to our Annual Report on Form 10-K for the year ended December 31, 2007.
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

PART II
OTHER INFORMATION
Item 1A. Risk Factors
     Except as set forth below, there have been no material changes in our risk factors from the information set forth above under the heading “Factors That May Affect Future Results” and in our Annual Report on Form 10-K for the year ended December 31, 2007.
Fluctuations in the price of the common stock of our publicly-traded holdings may affect the price of our common stock.
     Fluctuations in the market prices of the common stock of our publicly-traded holdings are likely to affect the price of our common stock. The market prices of our publicly-traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. For example, the aggregate market value of our holdings in Clarient (Nasdaq: CLRT) at March 31, 2008 was approximately $62.6 million, and at December 31, 2007 was approximately $86.8 million.
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
          As part of our strategy, we continually assess the value to our shareholders of our interests in our partner companies. We also regularly evaluate alternative uses for our capital resources. As a result, depending on market conditions, growth prospects and other key factors, we may at any time:
▪	change the partner companies on which we focus;

▪	sell some or all of our interests in any of our partner companies; or

▪	otherwise change the nature of our interests in our partner companies.
          Therefore, the nature of our holdings could vary significantly from period to period.
          Our consolidated financial results also may vary significantly based upon which partner companies are included in our financial statements. For example:
▪	For the three months ended March 31, 2008, we consolidated the results of operations of Clarient in continuing operations. In our Form 10-K for the year ended December 31, 2007 we consolidated the results of operations of Acsis, Alliance Consulting, Clarient, and Laureate Pharma in continuing operations. The Bundle Transaction closed on May 6, 2008 and included the sale of three of our majority-owned partner companies — Acsis, Alliance Consulting and Laureate Pharma.
Item 5. Other Information.
     None
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

		Incorporated Filing Reference
			Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number
2.1	Purchase Agreement, dated as of February 29, 2008, by and between Safeguard Scientifics, Inc., as Seller, and Saints Capital Dakota, L.P., as Purchaser.	Form 8-K 3/4/08	2.1

2.2	First Amendment to the Purchase Agreement, dated as of May 6, 2008, by and between Safeguard Scientifics, Inc., as Seller, and Saints Capital Dakota, L.P., as Purchaser.	Form 8-K 5/7/08	2.2

10.1 *	Form of directors’ stock option grant certificate as of February 27, 2008	Form 10-K 3/31/08	10.12.3

10.2 *	Form of officers’ stock option grant certificate as of February 27, 2008	Form 10-K 3/31/08	10.13.2

10.3 *	Management Incentive Plan	Form 8-K 4/25/08	10.1

10.4.1	Second Amendment and Waiver to Amended and Restated Loan and Security Agreement dated as of February 28, 2008, by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc. ($9.5 million non-guarantied facility)	Form 8-K 3/4/08	10.5

		Incorporated Filing Reference
			Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number
10.4.2	Second Amendment and Waiver to Amended and Restated Loan and Security Agreement dates as of February 28, 2008, by and among Comerica Bank, Alliance Consulting Group Associates, Inc. and Alliance Holdings, Inc. ($7.5 million facility)	Form 8-K 3/4/08	10.6

10.5.1	Amended and Restated Loan Agreement dated as of February 28, 2008, by and between Comerica Bank and Clarient, Inc.	Form 8-K 3/4/08	10.1

10.5.2	First Amendment dated March 14, 2008 to Amended and Restated Loan Agreement by and between Comerica Bank and Clarient, Inc.	(1)	10.2

10.5.3	Second Amendment dated March 21, 2008 to Amended and Restated Loan Agreement by and between Comerica Bank and Clarient, Inc.	(2)	10.82

10.6.1	Amended and Restated Loan Agreement dated as of February 28, 2008, by and between Comerica Bank and Laureate Pharma, Inc.	Form 8-K 3/4/08	10.2

10.6.2	Amended Affirmation of Deficiency Guaranty dated as of February 28, 2008, by and among Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Comerica Bank (on behalf of Laureate Pharma, Inc.)	Form 8-K 3/4/08	10.3

10.6.3	Loan Agreement dated as of February 28, 2008, by and between Comerica Bank and Laureate Pharma, Inc. ($4 million non-guarantied facility)	Form 8-K 3/4/08	10.4

10.7.1	Amended and Restated Senior Subordinated Revolving Credit Agreement dated March 14, 2008 by and between Safeguard Delaware, Inc. and Clarient, Inc.	(3)	10.1

10.7.2	Registration Rights Agreement dated March 14, 2008 by and among Safeguard Delaware, Inc., Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and Clarient, Inc.	(3)	10.2

14.1	Code of Business Conduct & Ethics	Form 10-K 3/31/08	14.1

31.1 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2 †	Certification of Raymond J. Land pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—

32.2 †	Certification of Raymond J. Land pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—

†	Filed herewith

*	Management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 8, 2008 by Clarient, Inc. (SEC File No. 000-22677).

(2)	Incorporated by reference to the Annual Report on Form 10-K filed on April 1, 2008 by Clarient, Inc. (SEC File No. 000-22677).

(3)	Incorporated by reference to the Current Report on Form 8-K filed on March 17, 2008 by Clarient, Inc. (SEC File No. 000-22677).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

Date: May 16, 2008	PETER J. BONI
Peter J. Boni
President and Chief Executive Officer

Date: May 16, 2008	RAYMOND J. LAND
Raymond J. Land
Senior Vice President and Chief Financial Officer