Form 10-Q
period 2008-06-30
SAFEGUARD SCIENTIFICS INC
filed 2008-08-11
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2008

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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐     No ☑
Number of shares outstanding as of August 7, 2008
Common Stock 120,994,944

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
PART I — FINANCIAL INFORMATION

Page

Item 1 — Financial Statements:

Consolidated Balance Sheets — June 30, 2008 (unaudited) and December 31, 2007	3

Consolidated Statements of Operations (unaudited) — Three and Six Months Ended June 30, 2008 and 2007	4

Consolidated Statements of Cash Flows (unaudited) — Six Months Ended June 30, 2008 and 2007	5

Notes to Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	47

Item 4 — Controls and Procedures	48

PART II — OTHER INFORMATION

Item 1A — Risk Factors	49

Item 5 — Other Information	49

Item 6 — Exhibits	50

Signatures	51

Stock option grant certificates issued to Stephen T. Zarrilli
Agreement by and between Safeguard Scientifics, Inc. and Kevin L. Kemmerer
Stock option grant certificate issued to Kevin L. Kemmerer
Stock option grant certificate issued to Kevin L. Kemmerer
Stock option grant certificate issued to Kevin L. Kemmerer
Compensation Summary Non-Employee Directors
Compensation Summary Julie A. Dobson
Amended and Restated Loan and Security Agreement
Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934
Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934
Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(In thousands, except per
	share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$152,585	$96,201
Cash held in escrow — current	6,407	20,345
Marketable securities	2,191	590
Restricted marketable securities	3,933	3,904
Accounts receivable, less allowances ($3,947 — 2008; $3,370 — 2007)	16,443	12,702
Prepaid expenses and other current assets	1,684	1,755
Assets held for sale	—	1,465
Current assets of discontinued operations	—	32,867

Total current assets	183,243	169,829
Property and equipment, net	12,184	11,714
Ownership interests in and advances to partner companies	87,117	91,538
Long-term restricted marketable securities	—	1,949
Goodwill	12,729	12,729
Cash held in escrow — long-term	2,352	2,341
Other	1,773	2,342
Non-current assets of discontinued operations	—	99,420

Total Assets	$299,398	$391,862

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of credit line borrowings	$9,000	$13,997
Current maturities of long-term debt	221	1,510
Accounts payable	2,734	3,134
Accrued compensation and benefits	6,042	6,934
Accrued expenses and other current liabilities	12,163	14,203
Current liabilities of discontinued operations	—	50,132

Total current liabilities	30,160	89,910
Long-term debt	400	906
Other long-term liabilities	9,391	9,111
Convertible senior debentures	129,000	129,000
Minority interest	743	2,296
Non-current liabilities of discontinued operations	—	5,916
Commitments and contingencies
Redeemable consolidated partner company stock-based compensation	—	84
Shareholders’ Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 121,589 and 121,123 shares issued and outstanding in 2008 and 2007, respectively	12,159	12,112
Additional paid-in capital	760,739	758,515
Accumulated deficit	(642,971)	(616,013)
Accumulated other comprehensive income	(31)	25
Treasury stock, at cost	(192)	—

Total shareholders’ equity	129,704	154,639

Total Liabilities and Shareholders’ Equity	$299,398	$391,862

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
	(unaudited)
Revenue	$16,916	$9,873	$32,802	$18,702
Operating Expenses:
Cost of sales	6,895	5,519	13,003	10,616
Selling, general and administrative	15,881	12,591	31,126	25,891

Total operating expenses	22,776	18,110	44,129	36,507

Operating loss	(5,860)	(8,237)	(11,327)	(17,805)
Other income (loss), net	2,263	(788)	2,623	(689)
Interest income	790	2,169	1,719	4,308
Recovery — related party	3	—	4	—
Interest expense	(1,191)	(1,317)	(2,565)	(2,769)
Equity loss	(5,177)	(3,450)	(11,464)	(5,179)
Minority interest	1,769	1,304	2,156	2,954

Net loss from continuing operations before income taxes	(7,403)	(10,319)	(18,854)	(19,180)
Income tax (expense) benefit	(4)	710	(4)	696

Net loss from continuing operations	(7,407)	(9,609)	(18,858)	(18,484)
Loss from discontinued operations, net of tax	(1,024)	(4,232)	(8,100)	(7,039)

Net loss	$(8,431)	$(13,841)	$(26,958)	$(25,523)

Basic and Diluted Loss Per Share:
Net loss from continuing operations	$(0.06)	$(0.08)	$(0.15)	$(0.15)
Net loss from discontinued operations	(0.01)	(0.03)	(0.07)	(0.06)

Net loss per share	$(0.07)	$(0.11)	$(0.22)	$(0.21)

Shares used in computing basic and diluted loss per share	123,111	122,338	123,054	122,227

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2008	2007
	(In thousands)
	(unaudited)
Cash Flows from Operating Activities:
Cash flows from operating activities of continuing operations	$(10,087)	$(15,704)
Cash flows from operating activities of discontinued operations	(3,288)	(8,434)

Net cash used in operating activities	(13,375)	(24,138)

Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies and funds	3,496	2,304
Acquisitions of ownership interests in partner companies and funds, net of cash acquired	(7,168)	(41,309)
Advances to companies	(1,020)	(191)
Repayments of note receivable — related party	4	—
Increase in marketable securities	(3,455)	(126,176)
Decrease in marketable securities	1,854	166,523
Capital expenditures	(2,270)	(1,936)
Capitalized software costs	—	(120)
Proceeds from sale of discontinued operations, net	83,798	29,967
Cash flows from investing activities of discontinued operations	(2,867)	(5,603)

Net cash provided by investing activities	72,372	23,459

Cash Flows from Financing Activities:
Borrowings on revolving credit facilities	10,543	11,825
Repayments on revolving credit facilities	(15,540)	(9,455)
Borrowings on term debt	672	—
Repayments on term debt	(2,467)	(1,098)
Issuance of Company common stock, net	64	539
Issuance of consolidated partner company common stock, net	603	268
Repurchase of Company common stock	(223)	—
Cash flows from financing activities of discontinued operations	4,790	9,767

Net cash (used in) provided by financing activities	(1,558)	11,846

Net Increase in Cash and Cash Equivalents	57,439	11,167
Changes in cash and cash equivalents from, and advances to Acsis, Alliance Consulting, Laureate Pharma and Pacific Title & Art Studio included in assets of discontinued operations	(1,055)	3,023
Cash and Cash Equivalents at beginning of period	96,201	60,381

Cash and Cash Equivalents at end of period	$152,585	$74,571

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
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
     The Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007, Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and Consolidated Balance Sheets at June 30, 2008 and December 31, 2007 include Clarient, Inc. (“Clarient”) in continuing operations.
     On May 6, 2008 the Company consummated a transaction (the “Bundle Transaction’) pursuant to which it sold all of its equity and debt interests in Acsis, Inc. (“Acsis”), Alliance Consulting Group Associates, Inc. (“Alliance Consulting”), Laureate Pharma, Inc. (“Laureate Pharma”), ProModel Corporation (“Promodel”) and Neuronyx, Inc. (“Neuronyx”) (collectively, the “Bundle Companies”).
     During the first quarter of 2007, Pacific Title & Art Studio and Clarient’s technology group were sold.
     See Note 3 for discontinued operations treatment of Acsis, Alliance Consulting, Laureate Pharma, Pacific Title & Art Studio and Clarient’s technology group.
3. DISCONTINUED OPERATIONS
Acsis, Alliance Consulting and Laureate Pharma
     Of the companies included in the Bundle Transaction, Acsis, Alliance Consulting and Laureate Pharma were majority-owned partner companies; Neuronyx and ProModel were minority-owned partner companies. The Company has presented the results of operations of Acsis, Alliance Consulting and Laureate Pharma as discontinued operations for all periods presented. Goodwill of $48.9 million related to Alliance Consulting and $11.5 million related to Acsis was included in discontinued operations at December 31, 2007.
     In the first quarter of 2008, the Company recognized an impairment loss of $3.6 million to write down the aggregate carrying value of the Bundle Companies to the total anticipated proceeds, less estimated costs to complete the Bundle Transaction. In the second quarter of 2008, prior to the completion of the Bundle Transaction, the Company recorded a net loss of $1.6 million in discontinued operations related to the operations of Acsis, Alliance Consulting and Laureate Pharma. In the second quarter of 2008 the Company recorded a charge of $0.9 million in discontinued operations to accrue for severance payments due to the former CEO of Alliance Consulting in connection with the Bundle Transaction and recorded a pre-tax gain on disposal of $1.4 million which is also recorded in discontinued operations.
     The gross proceeds to the Company from the Bundle Transaction were $74.5 million, of which $6.4 million is to be held in escrow through April, 2009, plus amounts advanced to certain of the Bundle Companies during the time between the signing of the Bundle Transaction agreement and its consummation. Guarantees of partner company credit facilities by the Company of $31.5 million were eliminated upon the closing of the Bundle Transaction.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
Pacific Title & Art Studio
     In March 2007, the Company sold Pacific Title & Art Studio for net cash proceeds of approximately $21.9 million, including $2.3 million cash held in escrow. As a result of the sale, the Company recorded a pre-tax gain of $2.7 million in the first quarter of 2007. During the first quarter of 2008, the Company recorded a loss of $0.5 million, which is included within Loss from discontinued operations in the Consolidated Statements of Operations for the six months ended June 30, 2008, to accrue for additional amounts paid in April 2008 to the former CEO of Pacific Title & Art Studio in connection with the March 2007 sale (see Note 15). Pacific Title & Art Studio is reported in discontinued operations for all periods presented.
Clarient — Technology Group
     In March 2007, Clarient sold its technology group (which developed, manufactured and marketed the ACIS Automated Image Analysis System) and related intellectual property to Carl Zeiss MicroImaging, Inc. (the “ACIS Sale”) for net cash proceeds of $11.0 million (excluding $1.5 million in contingent purchase price). As a result of the sale, Clarient recorded a pre-tax gain of $3.6 million in the first quarter of 2007. The technology group is reported in discontinued operations for all periods presented. Goodwill of $2.1 million related to the technology group was included in discontinued operations at December 31, 2007.
     Results of all discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
	(unaudited)
Revenue	$12,015	$33,396	$45,712	$71,374
Operating expenses	(13,466)	(37,157)	(49,668)	(81,641)
Impairment of carrying value	—	—	(3,634)	—
Other	(1,054)	(475)	(1,547)	(956)

Net loss before income taxes and minority interest	(2,505)	(4,236)	(9,137)	(11,223)
Income tax benefit	—	—	—	8

Loss from operations	(2,505)	(4,236)	(9,137)	(11,215)
Gain (loss) on disposal, net of tax	1,478	(36)	1,020	6,292
Minority interest	3	40	17	(2,116)

Loss from discontinued operations, net of tax	$(1,024)	$(4,232)	$(8,100)	$(7,039)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
     The assets and liabilities of discontinued operations were as follows:

December 31,
2007
Cash	$3,764
Accounts receivable, less allowances	24,858
Inventory	3,333
Other current assets	912

Total current assets	32,867
Property and equipment, net	23,859
Intangibles	9,960
Goodwill	64,095
Other assets	1,506

Total Assets	$132,287

Current portion of long-term debt	$28,257
Accounts payable	4,520
Accrued expenses	10,774
Deferred revenue	6,100
Other current liabilities	481

Total current liabilities	50,132
Long-term debt	3,840
Minority interest	396
Deferred income taxes	1,026
Other long-term liabilities	654

Total Liabilities	$56,048

Carrying value	$76,239

4. MARKETABLE SECURITIES
     Marketable securities included the following:

	Current		Non-Current
	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007
	(In thousands)
	(unaudited)		(unaudited)
Held-to-maturity:
Commercial paper	$1,891	$590	$—	$—
Certificates of deposit	300	—	—	—
Restricted U.S. Treasury securities	3,933	3,904	—	1,949

	$6,124	$4,494	$—	$1,949

     As of June 30, 2008, the contractual maturities of all securities were less than one year.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
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
     In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities that are not otherwise required to be measured at fair value, at fair value. Under SFAS No. 159, companies would report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize up-front costs and fees related to those items in earnings as incurred. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements due to its election to not measure partner company holdings at fair value.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. The requirements of SFAS No. 157 became effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
recognition of noncontrolling interests (minority interests) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to noncontrolling interests will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are treated as equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 160 will result in the reclassification of minority interests from long term liabilities to shareholders’ equity. Minority interest at June 30, 2008 was $0.7 million.
     In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources for generally accepted accounting principles (“GAAP”) in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 will not have a material effect on the Company’s consolidated financial statements.
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
     The following summarizes the components of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
	(unaudited)

Net loss from continuing operations	$(7,407)	$(9,609)	$(18,858)	$(18,484)

Other comprehensive loss:
Foreign currency translation adjustments	—	(60)	(2)	(61)
Unrealized holding losses on available-for-sale securities	—	(65)	—	(487)

Other comprehensive loss from continuing operations	—	(125)	(2)	(548)

Comprehensive loss from continuing operations	(7,407)	(9,734)	(18,860)	(19,032)
Net loss from discontinued operations	(1,024)	(4,232)	(8,100)	(7,039)
Other comprehensive income from discontinued operations	(29)	15	(26)	16

Comprehensive loss	$(8,460)	$(13,951)	$(26,986)	$(26,055)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
7. LONG-TERM DEBT AND CREDIT ARRANGEMENTS
Consolidated long-term debt consisted of the following:
     Continuing Operations:

	June 30,	December 31,
	2008	2007
	(In thousands)
	(unaudited)
Consolidated partner company credit line borrowings (guaranteed by the Company)	$9,000	$9,000
Consolidated partner company credit line borrowings (not guaranteed by the Company)	—	4,997

	9,000	13,997
Capital lease obligations and other borrowings	621	2,416

	9,621	16,413
Less current maturities	(9,221)	(15,507)

Total long-term debt of continuing operations, less current portion	$400	$906

     Discontinued Operations:

December 31,
2007
(In thousands)
Consolidated partner company credit line borrowings (guaranteed by the Company)	$18,500
Consolidated partner company credit line borrowings (not guaranteed by the Company)	7,515
Consolidated partner company term loans and other borrowings (guaranteed by the Company)	6,019

32,034
Capital lease obligations and other borrowings	63

32,097
Less current maturities	(28,257)

Total long-term debt of discontinued operations, less current portion	$3,840

     In June 2008, the Company amended and restated its revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees, reducing total availability from $75.0 million to $30.0 million. The amended and restated revolving credit facility expires on June 29, 2009. Borrowing availability under the facility is reduced by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under Clarient’s facility maintained with that same lender. This credit facility bears interest at the prime rate (5.0% at June 30, 2008) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The credit facility requires the Company to maintain an unrestricted cash collateral account at that same bank, equal to the Company’s borrowings and letters of credit and amounts borrowed by Clarient under its guaranteed facility maintained with that same bank. At June 30, 2008, the required cash collateral, pursuant to the Company’s credit facility agreement, was $18.6 million, which amount was included within Cash and cash equivalents on the Consolidated Balance Sheet as of June 30, 2008. Cash collateral requirements of $21.3 million were eliminated upon closing of the Bundle Transaction.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
     Availability under the Company’s revolving credit facility at June 30, 2008 was as follows:

Total
(In thousands)

Size of facility	$30,000
Guaranty of Clarient’s facility at same bank	(12,300)
Outstanding letter of credit (a)	(6,336)

Amount available	$11,364

(a)	In connection with the sale of CompuCom Systems, Inc. (“CompuCom”) in 2004, the Company provided a letter of credit to the landlord of CompuCom’s Dallas headquarters, which letter of credit will expire on March 19, 2019, in an amount equal to $6.3 million.
     Clarient maintains a $12.0 million credit facility with the same lender as the Company. At Clarient’s option, borrowings bear interest at variable rates based on the prime rate minus 0.5% or a rate equal to 30-day London Interbank Offered Rate (“LIBOR”) plus 2.45%, provided however, that upon the achievement of certain financial performance metrics, the rate will decrease by 0.25%. This facility contains financial and non-financial covenants and matures February 26, 2009.
     Guarantees of partner company facilities by the Company of $31.5 million were eliminated upon the closing of the Bundle Transaction.
     In September 2006, Clarient entered into a $5.0 million senior secured revolving credit agreement. Borrowing availability under the agreement was based on the level of Clarient’s qualified accounts receivable, less certain reserves. The agreement bore interest at variable rates based on the lower of the 30-day LIBOR plus 3.25%, or the prime rate plus 0.5%. On March 17, 2008, Clarient borrowed $4.6 million from the Company under the subordinated revolving credit line provided by the Company to Clarient to repay and terminate this facility, and borrowed an additional $2.8 million from the Company to repay and terminate its equipment line of credit with the same lender.
     On July 31, 2008, Clarient entered into an $8.0 million secured credit facility with Gemino Healthcare Finance, LLC. Actual availability under the facility is limited by Clarient’s qualified accounts receivable and certain liquidity factors. See Note 17.
     Debt as of June 30, 2008 bore interest at a fixed rate of 13.1% and a variable rate of prime plus 0.5%, with a weighted average rate of 5.9%.
     The Company’s debt matures as follows:

Total
(In thousands)
Remainder of 2008	$107
2009	9,234
2010	248
2011	32
2012 and thereafter	—

Total debt	$9,621

8. CONVERTIBLE SENIOR DEBENTURES
     In February 2004, the Company completed the sale of $150.0 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024 (the “2024 Debentures”). Interest on the 2024 Debentures is payable semi-annually. At the

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
debenture holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. The conversion rate of the debentures is $7.2174 of principal amount per share. The closing price of the Company’s common stock at June 30, 2008 was $1.24. The 2024 Debenture holders have the right to require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. The 2024 Debenture holders also have the right to require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, the Company may redeem all or some of the 2024 Debentures commencing March 20, 2009. During 2006, the Company repurchased $21.0 million of face value of the 2024 Debentures for $16.4 million in cash, including accrued interest. At June 30, 2008, the market value of the outstanding $129.0 million 2024 Debentures was approximately $96.6 million, based on quoted market prices.
     As required by the terms of the 2024 Debentures, after completing the sale of CompuCom in October 2004, the Company escrowed $16.7 million for interest payments through March 15, 2009 on the 2024 Debentures. A total of $3.9 million is included in Restricted marketable securities on the Consolidated Balance Sheet at June 30, 2008, which is classified as a current asset.
9. STOCK-BASED COMPENSATION
     On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method.
Classification of Stock-Based Compensation Expense
     Stock-based compensation expense from continuing operations was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
		(unaudited)
Cost of sales	$9	$6	$21	$18
Selling, general & administrative	846	1,312	1,631	2,894

	$855	$1,318	$1,652	$2,912

The Company
     The fair value of the Company’s stock-based awards to employees was estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate was based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred. The expected term of stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility measured using weekly price observations of the Company’s common stock for a period equal to the stock option’s expected term. The Company issued 1.5 million market-based awards and 0.5 million service-based awards to employees during the three months ended June 30, 2008.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)
Service-Based Awards
Dividend yield	0%	0%	0%	0%
Expected volatility	53%	62%	53%	62%
Average expected option term	5 years	5 years	5 years	5 years
Risk-free interest rate	3.4%	4.6%	3.4%	4.6%
Market-Based Awards
Dividend yield	0%	0%	0%	0%
Expected volatility	59%	55%	59%	56%
Average expected option term	6 years	6 years	6 years	6 years
Risk-free interest rate	3.6%	4.9%	3.6%	4.9%
     Market-based awards entitle participants to vest in a number of options determined by achievement of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method, but is accelerated if market capitalization targets are achieved earlier than estimated. During the three and six months ended June 30, 2008, 0 and 41 thousand options, respectively, vested based on achievement of market capitalization targets. The Company recorded a $0.2 million benefit and $0.0 million compensation expense related to these awards during the three and six months ended June 30, 2008. The benefit in the three months ended June 30, 2008 was due to the impact of forfeited awards. Depending on the Company’s stock performance, the maximum number of unvested shares at June 30, 2008 attainable under these grants was 7.9 million shares.
     All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. The Company recorded $0.1 million and $0.6 million of compensation expense related to these awards during the three months ended June 30, 2008 and 2007, respectively, and $0.4 million and $1.0 million during the six months ended June 30, 2008 and 2007, respectively. The decrease in 2008 was due to the impact of forfeited awards.
Majority-Owned Partner Companies
     Stock options granted by majority-owned partner companies generally are service-based awards that vest over four years after the date of grant and expire seven to 10 years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period is the period over which the award vests. The fair value of the Company’s majority-owned partner companies’ stock-based awards to employees were estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate was based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred. The expected term of stock options granted was estimated using the historical exercise behavior of employees. Expected volatility for Clarient, the Company’s publicly-held consolidated partner company, was based on historical price volatility measured using weekly price observations of Clarient’s common stock for a period equal to the stock option’s expected term. Expected volatility for the Company’s former majority-owned and privately-held partner companies — Acsis, Alliance Consulting and Laureate Pharma, which stock-based compensation was not included in continuing operations due to the Bundle Transaction that closed on May 6, 2008 (see Note 3), was based on the average historical volatility of comparable companies for a period equal to the stock option’s expected term. The fair value of the underlying stock of Acsis, Alliance Consulting and Laureate Pharma on the date of grant was determined based on a number of valuation methods, including discounted cash flows and public company and acquisition multiples for comparable companies.
     During the six months ended June 30, 2008, Clarient granted 2.1 million options and 0.2 million on restricted stock awards. The restricted stock awards vest over four years. The options generally have four-year vesting terms and a ten-year contractual term. The fair value of these options at the date of grant was based on the following assumptions: a risk-free rate of 2.5% — 3.4%, an expected stock option term of five years, a dividend yield of 0.0% and expected five year volatility of 78% — 88%. Clarient estimates forfeitures of stock options using historical

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
exercise behavior of its employees. For purposes of this estimate, Clarient identified two groups of employees and estimated the forfeiture rates for these groups to be 5% and 8% for the first and second quarter of 2008. Clarient recorded $0.9 million and $0.2 million of stock-based compensation expense during the three months ended June 30, 2008 and 2007, respectively, and $1.2 million and $0.8 million during the six months ended June 30, 2008 and 2007, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
10. INCOME TAXES
     The Company’s consolidated income tax (expense) benefit was $(4) thousand and $710 thousand for the three months ended June 30, 2008 and 2007, respectively, and $(4) thousand and $696 thousand for the six months ended June 30, 2008 and 2007, respectively. The net income tax benefit recognized in the three and six months ended June 30, 2007 resulted from the reversal of reserves that related to uncertain tax positions for which the statute of limitations expired during the period in the applicable tax jurisdictions and the Company’s share of net state tax expense recorded by its partner companies. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in 2008 and 2007 was offset by a valuation allowance.
     On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement No. 109” (“FIN 48”). During the first half of 2008, the Company had no material changes in uncertain tax positions.
11. NET LOSS PER SHARE
     The calculations of net loss per share were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands except per share data)
		(unaudited)
Basic and diluted:
Net loss from continuing operations	$(7,407)	$(9,609)	$(18,858)	$(18,484)
Net loss from discontinued operations	(1,024)	(4,232)	(8,100)	(7,039)

Net loss	$(8,431)	$(13,841)	$(26,958)	$(25,523)

Average common shares outstanding	123,111	122,338	123,054	122,227

Net loss from continuing operations	$(0.06)	$(0.08)	$(0.15)	$(0.15)
Net loss from discontinued operations	(0.01)	(0.03)	(0.07)	(0.06)

Net loss per share	$(0.07)	$(0.11)	$(0.22)	$(0.21)

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
     The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:
▪	At June 30, 2008 and 2007 options to purchase 20.1 million and 20.6 million shares of common stock, respectively, at prices ranging from $1.03 to $30.47 per share, were excluded from the calculations.

▪	At June 30, 2008 and 2007, unvested restricted stock units and DSUs convertible into 0.1 million shares were excluded from the calculations.

▪	At June 30, 2008 and 2007, a total of 17.9 million shares related to the Company’s 2024 Debentures (see Note 8) representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
12. PARENT COMPANY FINANCIAL INFORMATION
     Parent company financial information is provided to present the financial position and results of operations of the Company as if its consolidated partner company, Clarient, (see Note 2) was accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in Clarient.
     Parent Company Balance Sheets

	June 30, 2008	December 31, 2007
	(In thousands)
	(unaudited)
Assets:
Cash and cash equivalents	$150,533	$94,685
Cash held in escrow — current	6,407	20,345
Marketable securities	2,191	590
Restricted marketable securities	3,933	3,904
Other current assets	2,242	691
Assets held for sale	—	77,704

Total current assets	165,306	197,919
Ownership interests in and advances to companies	106,341	99,455
Long-term restricted marketable securities	—	1,949
Cash held in escrow — long-term	2,352	2,341
Other	2,176	2,565

Total Assets	$276,175	$304,229

Liabilities and Shareholders’ Equity:
Current liabilities	$12,128	$15,494
Long-term liabilities	5,343	5,012
Convertible senior debentures	129,000	129,000
Shareholders’ equity	129,704	154,723

Total Liabilities and Shareholders’ Equity	$276,175	$304,229

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
     Parent Company Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
	(unaudited)
Operating expenses	$(4,117)	$(5,465)	$(9,414)	$(11,739)
Other income (loss), net	2,263	(744)	2,623	(689)
Recovery — related party	3	—	4	—
Interest income	782	2,142	1,707	4,260
Interest expense	(1,052)	(1,053)	(2,107)	(2,110)
Equity loss	(5,286)	(5,199)	(11,671)	(8,916)

Net loss from continuing operations before income taxes	(7,407)	(10,319)	(18,858)	(19,194)
Income tax benefit	—	710	—	710
Equity loss attributable to discontinued operations	(1,024)	(4,232)	(8,100)	(7,039)

Net loss	$(8,431)	$(13,841)	$(26,958)	$(25,523)

Parent Company Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(In thousands)
	(unaudited)
Net cash used in operating activities	$(8,553)	$(9,350)

Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies and funds	3,496	2,304
Advances to companies	(13,941)	(191)
Acquisitions of ownership interests in partner companies and funds, net of cash acquired	(7,168)	(41,309)
Repayments of note receivable — related party	4	—
Increase in marketable securities	(3,455)	(126,176)
Decrease in marketable securities	1,854	166,523
Capital expenditures	(28)	—
Proceeds from sale of discontinued operations	83,798	19,655

Net cash provided by investing activities	64,560	20,806

Cash Flows from Financing Activities:
Issuance of Company common stock, net	64	539
Repurchase of Company common stock	(223)	—

Net cash (used in) provided by financing activities	(159)	539

Net Increase in Cash and Cash Equivalents	55,848	11,995
Cash and Cash Equivalents at beginning of period	94,685	59,933

Cash and Cash Equivalents at end of period	$150,533	$71,928

     Parent Company cash and cash equivalents excludes marketable securities, which consist of longer-term securities, including commercial paper and certificates of deposit.
13. OPERATING SEGMENTS
     As of June 30, 2008 the Company held an interest in one majority-owned partner company, Clarient, and 13 minority-owned partner companies. During the first quarter of 2008, the Company re-evaluated its reportable operating segments in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. As a result of the re-evaluation, the Company’s reportable operating segments are now as follows: i) Clarient, its publicly-traded consolidated partner company, ii) Life Sciences and iii) Technology.
     The Life Sciences segment includes the following partner companies as of June 30, 2008: Advanced BioHealing, Inc., Alverix, Inc., Avid Radiopharmaceuticals, Inc., Cellumen, Inc., NuPathe, Inc. and Rubicor Medical, Inc.
     The Technology segment includes the following partner companies as of June 30, 2008: Advantedge Healthcare Solutions, Inc., Authentium, Inc., Beyond.com, Inc., Bridgevine, Inc., NextPoint Networks, Inc., Portico Systems, Inc. and a yet-to-be publicly launched web-based software company (“Stealth Company”).

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
     Results of the Life Sciences and Technology segments reflect the equity income (loss) of their respective equity method partner companies, other income (loss) associated with cost method partner companies and the gains or losses on the sale of their respective partner companies.
     The Company’s reportable operating segments for the year ended December 31, 2007 were: i) Acsis, ii) Alliance Consulting, iii) Clarient, iv) Laureate Pharma and v) Other Companies. Acsis, Alliance Consulting and Laureate Pharma were majority-owned partner companies reported within discontinued operations due to the Bundle Transaction. The Other Companies segment consisted of the operations of non-consolidated partner companies (currently separate segments — Life Sciences and Technology) and the Company’s ownership in private equity funds (currently included within Other Items). The Other Companies segment also included the gain or loss on the sale of companies (currently included within the respective Life Sciences and Technology segments) and private equity funds (currently included within Other Items), except for gains and losses included in discontinued operations.
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
     Other Items include certain expenses which are not identifiable to the operations of the Company’s operating business segments. Other Items primarily consist of general and administrative expenses related to corporate operations, including employee compensation, insurance and professional fees, including legal and finance, interest income, interest expense, other income (loss) and equity income (loss) related to private equity fund holdings. Other Items also include income taxes, which are reviewed by management independent of segment results.
     The following tables reflect the Company’s consolidated operating data by reportable segment. Segment results include the results of Clarient, its consolidated partner company, impairment charges, gains or losses related to the disposition of partner companies (except those reported in discontinued operations) the Company’s share of income or losses for entities accounted for under the equity method and the mark-to-market of trading securities. All significant intersegment activity has been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its consolidated partner company.
     Revenue is attributed to geographic areas based on where the services are performed or the customer’s shipped to location. A majority of the Company’s revenue is generated in the United States.
     As of June 30, 2008 and December 31, 2007, the Company’s assets were primarily located in the United States.
     The following represents segment data from continuing operations:

	Three Months Ended June 30, 2008
	(In thousands)
	(unaudited)
						Total
		Life		Total	Other	Continuing
	Clarient	Sciences	Technology	Segments	Items	Operations
Revenue	$16,916	$—	$—	$16,916	$—	$16,916
Operating loss	(1,743)	—	—	(1,743)	(4,117)	(5,860)
Net loss	(105)	(3,563)	(1,664)	(5,332)	(2,075)	(7,407)

Segment Assets
June 30, 2008	$42,447	$32,435	$46,337	$121,219	$178,179	$299,398
December 31, 2007	39,502	40,829	43,797	124,128	135,447	259,575

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008

	Three Months Ended June 30, 2007
	(In thousands)
	(unaudited)
						Total
		Life		Total	Other	Continuing
	Clarient	Sciences	Technology	Segments	Items	Operations
Revenue	$9,873	$—	$—	$9,873	$—	$9,873
Operating loss	(2,772)	—	—	(2,772)	(5,465)	(8,237)
Net loss	(1,749)	(2,944)	(1,255)	(5,948)	(3,661)	(9,609)

	Six Months Ended June 30, 2008
	(In thousands)
	(unaudited)
						Total
		Life		Total	Other	Continuing
	Clarient	Sciences	Technology	Segments	Items	Operations
Revenue	$32,802	$—	$—	$32,802	$—	$32,802
Operating loss	(1,913)	—	—	(1,913)	(9,414)	(11,327)
Net loss	(203)	(7,949)	(3,451)	(11,603)	(7,255)	(18,858)

	Six Months Ended June 30, 2007
	(In thousands)
	(unaudited)
						Total
		Life		Total	Other	Continuing
	Clarient	Sciences	Technology	Segments	Items	Operations
Revenue	$18,702	$—	$—	$18,702	$—	$18,702
Operating loss	(6,066)	—	—	(6,066)	(11,739)	(17,805)
Net loss	(3,723)	(4,120)	(1,841)	(9,684)	(8,800)	(18,484)
Other Items

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
		(unaudited)
Corporate operations	$(2,071)	$(4,371)	$(7,251)	$(9,496)
Income tax (expense) benefit	(4)	710	(4)	696

	$(2,075)	$(3,661)	$(7,255)	$(8,800)

14. BUSINESS COMBINATIONS
Acquisitions by the Company — 2008
     In May 2008, the Company increased its ownership interest in Advantedge Healthcare Solutions (“AHS”) from 35.1% to 37.9% for $3.2 million in cash. AHS is a New Jersey-based technology-enabled service provider that delivers medical billing services to physician groups. The Company accounts for its holdings in AHS under the equity method.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
     In April 2008, the Company increased its ownership interest in NuPathe, Inc. (“NuPathe”) from 26.2% to 27.8% for $1.0 million in cash. The Company previously deployed $5.0 million in NuPathe in 2007 and 2006. NuPathe develops therapeutics in conjunction with novel delivery technologies. The Company accounts for its holdings in NuPathe under the equity method.
     In February 2008, the Company deployed $2.8 million of cash in Portico Systems, Inc (“Portico”), maintaining a 46.8% ownership interest. The Company previously had acquired an interest in Portico in August 2006 for $6.0 million in cash. Portico is a software solutions provider for regional and national health plans looking to optimize provider network operations and streamline business processes. The Company accounts for its holdings in Portico under the equity method.
Acquisitions by the Company — 2007
     In September 2007, the Company funded NexTone Communications, Inc. (“NexTone”) $2.2 million in cash. In December 2007, the Company funded NexTone an additional $2.1 million in cash, which was held in an escrow account until January 2008, at which time NexTone, Inc. merged with Reef Point Systems, Inc. to form NextPoint Networks, Inc. The January 2008 merger and related financing resulted in the Company holding 12.2% of NextPoint Networks. The Company accounts for its holdings in NextPoint Networks under the cost method.
     In October 2007, the Company acquired 50.0% of Alverix, Inc. (“Alverix”) for $2.4 million in cash. Alverix has developed a next-generation platform for quantifying and analyzing assays in the point-of-care diagnostics market. The technology utilizes optical sensors, image processing software and signal enhancement algorithms to achieve more accurate measurements in an inexpensive, miniaturized meter. The Company accounts for its holdings in Alverix under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Alverix was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests and advances to companies on the Consolidated Balance Sheets. The Company has committed to fund Alverix an additional $1.5 million, conditional upon the achievement of certain milestones.
     In October 2007, the Company increased its ownership interest in NuPathe from 21.3% to 26.2% for $2.0 million in cash. The Company previously had acquired an interest in NuPathe in September 2006 for $3.0 million in cash. NuPathe develops therapeutics in conjunction with novel delivery technologies. The Company accounts for its holdings in NuPathe under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of NuPathe has been allocated to in-process research and development, resulting in charges of $0.2 million and $1.0 million in 2007 and 2006, respectively, which are reflected in Equity loss in the Consolidated Statement of Operations and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheets.
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
     In August 2007, the Company acquired 14.0% of a Stealth Company for $2.2 million in cash, which acquisition is accounted for under the cost method.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
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
15. COMMITMENTS AND CONTINGENCIES
     The Company and its partner companies are involved in various claims and legal actions arising in the ordinary course of business. While in the current opinion of the Company the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations, no assurance can be given as to the outcome of these actions, and one or more adverse rulings could have a material adverse effect on the Company’s consolidated financial position and results of operations or that of its partner companies.
     The Company had the following outstanding guarantees at June 30, 2008:

		Debt Included on
		Consolidated
	Amount	Balance Sheet
	(In thousands)
	(unaudited)
Clarient — credit facility	$12,300	$9,000
Other guarantees	3,750	—

Total	$16,050	$9,000

     The Company has committed capital of approximately $3.1 million, including conditional commitments to provide non-consolidated partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $2.4 million which is expected to be funded during the next 12 months.
     Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of certain private equity funds (the “clawback”). Assuming the private equity funds in which the Company was a general partner were liquidated or dissolved on June 30, 2008 and assuming for these purposes the only distributions from the funds were equal to the carrying value of the funds on the June 30, 2008 financial statements, the maximum clawback the Company would be required to return due to our general partner interest is approximately $6.9 million. The Company estimates its liability to be approximately $6.5 million, of which $4.1 million was reflected in Accrued expenses and other current liabilities and $2.4 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2008. The Company paid $3.0 million of its estimated clawback liabilities in July 2008.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
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
     Notwithstanding the closing of the Bundle Transaction, the Company remains a guarantor of Laureate Pharma’s Princeton, New Jersey office facility lease through its expiration in 2016. However, the Company is entitled to indemnification and certain payments in connection with the continuation of such guaranty. As of June 30, 2008, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equal $9.7 million.
     In anticipation of the sale of Pacific Title & Art Studio in the first quarter of 2007, the Company permitted the employment agreement of the Pacific Title & Art Studio CEO to expire without renewal, and thereby his employment ceased. Following the sale, the former CEO demanded payment of severance benefits under his employment agreement, as well as payment of his deferred stock units and other amounts substantially in excess of the maximum amounts the Company believed were arguably due. The former CEO and the Company thereafter engaged in negotiations, but were ultimately unable to settle on the appropriate amounts due. On or about August 13, 2007, the former CEO filed a complaint in the Superior Court of the State of California, County of Los Angeles, Central District, against the Company and Pacific Title & Art Studio, alleging, among other things: wrongful termination, conversion, unfair competition, violation of the labor code, breach of contract and negligence. On or about March 28, 2008, Plaintiff amended his complaint to add as a defendant the party which purchased Pacific Title & Art Studio from the Company and to add several further causes of action. In his amended complaint, the former CEO made claims for compensatory damages in excess of $24.6 million, plus exemplary and punitive damages and interest. The Company has engaged counsel to represent the Company and Pacific Title & Art Studio in this matter and has also put the Company’s insurance carriers on notice of the claims. The Company has denied the relief sought and has filed a cross complaint alleging breach of fiduciary duty and breach of contract. On April 23, 2008, the Company made a payment to the former CEO in the amount of approximately $2.4 million, net of applicable withholdings, representing amounts the Company believes were owed to the plaintiff under his employment agreement and deferred stock units. The case continues to proceed through the discovery/pre-trial phase.
     In October 2001, the Company entered into an agreement with Mr. Musser, its former Chairman and Chief Executive Officer, to provide for annual payments of $0.7 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and the long-term portion of $1.7 million was included in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2008.
     The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $8.0 million at June 30, 2008.
16. CORRECTION OF AN IMMATERIAL ERROR IN PRIOR PERIODS
     During the fourth quarter of 2007, an accounting error at Clarient was identified. The error related to Clarient’s accounting for customer refunds which affected the Company’s previously reported quarterly results in 2007 and 2006, totaling $0.8 million.
     In accordance with Staff Accounting Bulletin No. 108, the Company’s management evaluated the materiality of the error from qualitative and quantitative perspectives, and evaluated the quantified error under both the iron curtain and the roll-over methods. Management concluded that the error was immaterial to prior periods, but to remain consistent with revisions made to Clarient’s June 30, 2008 Form 10-Q, the Company made such revisions to its Consolidated Financial Statements contained herein, as summarized below.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
     The following table summarizes the effect of the revision on continuing operations for the quarter and six months ended June 30, 2007:

	Quarter Ended		Six Months Ended
	June 30, 2007		June 30, 2007
	(In thousands)		(In thousands)
	Previously	As	Previously	As
	Reported (1)	Revised	Reported (1)	Revised
Statement of Operations:
Revenue	$10,336	$9,873	$19,193	$18,702
Operating loss	(7,774)	(8,237)	(17,314)	(17,805)
Minority interest	1,492	1,304	3,153	2,954
Net loss from continuing operations before income taxes	(10,044)	(10,319)	(18,889)	(19,180)
Net loss from continuing operations	(9,334)	(9,609)	(18,193)	(18,484)
Basic and diluted loss per share from continuing operations	$(0.08)	$(0.08)	$(0.15)	$(0.15)

(1)	Restated for discontinued operations. See Note 3.
17. SUBSEQUENT EVENTS
     On July 31, 2008, Clarient entered into a secured credit agreement (the “Gemino Facility”) with Gemino Healthcare Finance, LLC (“Gemino”). The Gemino Facility is a revolving facility under which Clarient may borrow up to $8.0 million which is secured by Clarient’s accounts receivable and related assets. The amount which Clarient is entitled to borrow under the Gemino Facility at a particular time (approximately $5.0 million as of July 31, 2008) is based on the amount of Clarient’s qualified accounts receivable and certain liquidity factors. Borrowings under the Gemino Facility, which may be repaid and re-borrowed, bear interest at a rate per annum equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 5.25%. If Clarient meets certain financial benchmarks for its 2008 fiscal year, the applicable margin may be reduced to 4.75%. Clarient pays an unused commitment fee of 0.75%, and the facility is subject to a prepayment fee of $0.2 million. The Gemino Facility’s current maturity date is January 31, 2009. The maturity date may be extended for two additional 12-month periods upon the satisfaction of certain conditions. Clarient repaid the Company $4.9 million of indebtedness under the Mezzanine Facility with proceeds borrowed under the Gemino Facility. The Company has entered into a subordination agreement with Gemino relating to the Gemino Facility.
     On July 23, 2008, the Company held its 2008 annual meeting of shareholders, during which the Company’s shareholders voted to authorize a reverse split of the Company’s common stock at an exchange ratio of not less than 1-for-4 and not more than 1-for-8, at the discretion of the Company’s Board of Director. The Board of Directors may effect the reverse stock split at any time prior to the Company’s 2009 annual meeting of shareholders or may choose not to implement the reverse stock split at all.

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
Revenue Recognition
     During the first three and six months of 2008 and 2007, our revenue from continuing operations was attributable to Clarient.
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
     The carrying value of net property and equipment at June 30, 2008 was $12.2 million.

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
     We test for impairment at a “reporting unit” level (which for us is the same as an operating segment as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”). If we determine that the fair value of a reporting unit is less than its carrying value, we assess whether goodwill of the reporting unit is impaired. To determine fair value, we use a number of valuation methods including quoted market prices, discounted cash flows and public company and acquisition multiples for comparable companies. Depending on the complexity of the valuation and the significance of the carrying value of the goodwill to the Consolidated Financial Statements, we may engage an outside valuation firm to assist us in determining fair value. As an overall check on the reasonableness of the fair values attributed to our reporting units, we will consider comparing the aggregate fair values for all reporting units with our average total market capitalization for a reasonable period of time.
     The carrying value of goodwill at June 30, 2008 was $12.7 million.
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
     Our partner companies generally operate in industries which are rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the ultimate recoverability of the carrying value of ownership interests in and advances to companies could change in the near term and that the effect of such changes on our Consolidated Financial Statements could be material. While we believe that the current recorded carrying values of our equity and cost method companies are not impaired, there can be no assurance that our future results will confirm this assessment or that a significant write-down or write-off will not be required in the future.

     In the first quarter of 2008 we recognized an impairment loss of $3.6 million, which is included within Loss from discontinued operations in the Consolidated Statements of Operations for the six months ended June 30, 2008. See Discontinued Operations below.
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

Results of Operations
     On May 6, 2008 the Company consummated the Bundle Transaction pursuant to which it sold all of its equity and debt interests in Acsis, Alliance Consulting, Laureate Pharma, ProModel and Neuronyx.
     We present Clarient, our publicly traded consolidated partner company, as a separate segment. The results of operations of our other partner companies in which we have less than a majority interest are reported in our Life Sciences and Technology segments. The Life Sciences and Technology segments also include the gain or loss on the sale of respective partner companies, except for gains and losses included in discontinued operations.
     Our management evaluates our Clarient segment performance based on revenue, operating income (loss) and income (loss) before income taxes, which reflects the portion of income (loss) allocated to minority shareholders. Our management evaluates our Life Sciences and Technology segments performance based on their equity income (loss) which is based on the number of respective partner companies accounted for under the equity method, the Company’s voting ownership percentage in these partner companies and the net results of operations of these partner companies and Other income or loss associated with cost method partner companies.
     Other Items include certain expenses, which are not identifiable to the operations of the Company’s operating business segments. Other Items primarily consist of general and administrative expenses related to corporate operations, including employee compensation, insurance and professional fees, including legal and finance, interest income, interest expense, other income (loss) and equity income (loss) related to private equity holdings. Other Items also include income taxes, which are reviewed by management independent of segment results.
     The following tables reflect our consolidated operating data by reportable segment. Segment results include the results of Clarient, our consolidated partner company and our share of income or losses for entities accounted for under the equity method when applicable. Segment results also include impairment charges, gains or losses related to the disposition of partner companies, except for those reported in discontinued operations and the mark-to-market of trading securities. All significant inter-segment activity has been eliminated in consolidation. Accordingly, segment results reported by us exclude the effect of transactions between us and our consolidated partner company.
     Our operating results including net income (loss) before income taxes by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
	(unaudited)		(unaudited)
Clarient	$(105)	$(1,749)	$(203)	$(3,723)
Life Sciences	(3,563)	(2,944)	(7,949)	(4,120)
Technology	(1,664)	(1,255)	(3,451)	(1,841)

Total segments	(5,332)	(5,948)	(11,603)	(9,684)

Other items:
Corporate operations	(2,071)	(4,371)	(7,251)	(9,496)
Income tax expense	(4)	710	(4)	696

Total other items	(2,075)	(3,661)	(7,255)	(8,800)

Net loss from continuing operations	(7,407)	(9,609)	(18,858)	(18,484)
Loss from discontinued operations, net of tax	(1,024)	(4,232)	(8,100)	(7,039)

Net loss	$(8,431)	$(13,841)	$(26,958)	$(25,523)

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

Clarient
     In connection with the audit of Clarient’s financial statements as of December 31, 2007 and for the year then ended, Clarient’s independent auditors determined that there was substantial doubt about Clarient’s ability to continue as a going concern. In February 2009, Clarient’s bank credit facility in the amount of $12.0 million will expire, at which time Clarient will need to extend, renew or refinance such debt and possibly secure additional debt or equity financing in order to fund anticipated working capital needs and capital expenditures and to execute its strategy. Clarient’s management believes that its current cash resources, revenue from operations and commitments under its credit facilities will enable Clarient to maintain current operations through at least the next twelve months and fund anticipated capital expenditures and implementation of its strategy. See Liquidity and Capital Resources — Consolidated Partner Company below.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(In thousands)
Revenue	$16,916	$9,873	$32,802	$18,702

Operating expenses:
Cost of sales	6,895	5,519	13,003	10,616
Selling, general and administrative	11,764	7,126	21,712	14,152

Total operating expenses	18,659	12,645	34,715	24,768

Operating loss	(1,743)	(2,772)	(1,913)	(6,066)
Other loss, net	—	(44)	—	—
Interest, net	(131)	(237)	(446)	(611)
Minority interest	1,769	1,304	2,156	2,954

Net loss before income taxes	$(105)	$(1,749)	$(203)	$(3,723)

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
     As of June 30, 2008, we owned a 58.3% voting interest in Clarient.
Three months ended June 30, 2008 versus the three months ended June 30, 2007
     Revenue. Revenue of $16.9 million for the three months ended June 30, 2008 increased 71.3% or $7.0 million from $9.9 million for the prior year period. This increase resulted from the execution of Clarient’s marketing and sales strategy to increase its sales to new and existing customers. Clarient added 53 new customers in the three months ended June 30, 2008 and increased its penetration of existing customers. In addition, Clarient increased its breadth of offerings to include multiple cancer types, including expanding its lymphoma/leukemia business, and performing testing in other solid tumors such as colon, prostate and lung. Clarient’s testing was performed using its expanded capabilities in immunohistochemistry, flow cytometry, fluorescent in situ hybridization (“FISH”) and polymerase chain reaction (“PCR”). Clarient also increased its depth of offerings within each cancer type. Clarient also benefited from an overall increase in Medicare reimbursement rates in the first quarter of 2008, for certain tests it performs. In addition to the Medicare reimbursement rate increase, many of the Clarient’s third-party contract rates are tied to Medicare rates, which consequently, also increased. Clarient anticipates that revenues will continue to increase as a result of increased revenue from existing customers, the addition of new customers and its offering of a more comprehensive suite of advanced and/or proprietary cancer diagnostic tests. In July 2008, the Medicare rate increase was extended 18 months effective July 1, 2008, to December 31, 2009.
     Cost of Sales. Cost of sales for the three months ended June 30, 2008 was $6.9 million compared to $5.5 million in the prior year period, an increase of 24.9%. The $1.4 million increase was primarily due to an increase of laboratory personnel, lab-related depreciation expense, laboratory reagents and supplies of $0.1 million, the cost of tests performed by other laboratories of $0.9 million and other direct costs such as shipping of $0.4 million. Gross margin in the second quarter of 2008 was 59.2% compared to 44.1% in the prior year period. The increase in gross margin in the second quarter of 2008 was driven by the increase in revenue, test volume growth, higher value services mix, the increase in reimbursement rates and higher employee productivity. Clarient anticipates that gross margins will modestly increase as the company more effectively utilizes its capacity and expands its breadth of test offerings. Since current Medicare rates are only effective until December 31, 2009, gross margins could decline if Medicare institutes a reduced fee schedule at that time.
     Selling, General and Administrative. Selling, general and administrative expenses in the second quarter of 2008 were $11.8 million, an increase of approximately $4.6 million, or 65.1%, compared to $7.1 million in the prior year period. As a percentage of revenue, these expenses decreased to 69.5% in the second quarter of 2008 compared to 72.2% in the prior year period. The increase in expenses in 2008 was primarily due to an increase in severance costs of $0.7 million, professional fees of $0.4 million, billing costs of $0.5 million, bad debt expense of $1.4 million and selling, marketing and information management costs of $1.6 million. Clarient anticipates that selling expenses and bad debt expenses will continue to grow as a result of its expected revenue growth, though the company expects general and administrative expenses to decline as a percentage of revenue as its infrastructure costs stabilize.
     Interest, Net. Interest expense and other income totaled $0.1 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively. The decrease was primarily due to a decrease in the level of third party outstanding borrowings.
     Net Loss Before Income Taxes. Net loss before income taxes decreased $1.6 million, or 94.0%, in the first quarter of 2008 as compared to the prior year period. The improvement was related to increases in revenue and improved gross margin, partially offset by increases in selling, general and administrative expenses.
Six months ended June 30, 2008 versus the six months ended June 30, 2007
     Revenue. Revenue of $32.8 million for the six months ended June 30, 2008 increased 75.4% or $14.1 million from $18.7 million for the prior year period. This increase resulted from the execution of Clarient’s marketing and sales strategy to increase its sales to new and existing customers. Clarient added 99 new customers in the six months ended June 30, 2008 and increased its penetration of existing customers. In addition, Clarient increased its breadth of offerings to include multiple cancer types, including expanding its lymphoma/leukemia business, and performing testing in other solid tumors such as colon, prostate and lung. Clarient’s testing was performed using its expanded capabilities in immunohistochemistry, flow cytometry, FISH and PCR. Clarient also increased its depth of offerings within each cancer type. Clarient also benefited from an overall increase in Medicare reimbursement rates in the first quarter of 2008, for certain tests it performs. In addition to the Medicare reimbursement rate increase, many of the Clarient’s third-party contract rates are tied to Medicare rates, which consequently, also increased.
     Cost of Sales. Cost of sales for the six months ended June 30, 2008 was $13.0 million compared to $10.6 million in the prior year period, an increase of 22.5%. The $2.4 million increase was primarily due to an increase of laboratory personnel, lab-related depreciation expense of $0.1 million, laboratory reagents and supplies of $0.4 million, the cost of tests performed by other laboratories of $1.2 million, and other direct costs such as shipping of $0.6 million. Gross margin in the first half of 2008 was 60.4% compared to 43.2% in the prior year period. The increase in gross margin in the second quarter of 2008 was driven by the increase in revenue, test volume growth, higher value services mix, the increase in reimbursement rates and higher employee productivity.
     Selling, General and Administrative. Selling, general and administrative expenses in the first half of 2008 were $21.7 million, an increase of approximately $7.6 million, or 53.4%, compared to $14.2 million in the prior year period. As a percentage of revenue these costs decreased to 66.2% in the first half of 2008 compared to 75.7% in the prior year period. The increase in expenses in 2008 was primarily due to an increase in severance costs of $0.7 million, professional fees of $1.1 million, billing costs of $0.5 million, bad debt expense of $2.7 million and selling, marketing and information management costs of $2.6 million.

     Interest, Net. Interest expense and other income totaled $0.4 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively. The decrease was primarily due to a decrease in the level of third party outstanding borrowings.
     Net Loss Before Income Taxes. Net loss before income taxes decreased $3.5 million, or 94.5%, in the first half of 2008 as compared to the prior year period. The improvement was related to increases in revenue and improved gross margin, partially offset by increases in selling, general and administrative expenses.
Life Sciences
     The following partner companies were included in Life Sciences during the three and six months ended June 30, 2008:

Partner Company	Safeguard Ownership	Accounting Method
Advanced BioHealing, Inc.	28.3%	Equity method
Avid Radiopharmaceuticals, Inc.	14.1%	Cost method
Alverix, Inc.	50.0%	Equity method
Cellumen, Inc.	40.3%	Equity method
NuPathe, Inc.	27.8%	Equity method
Rubicor Medical, Inc.	35.7%	Equity method
     The following partner companies were included in Life Sciences during the three and six months ended June 30, 2007:

Partner Company	Safeguard Ownership	Accounting Method
Advanced BioHealing, Inc.	23.9%	Equity method
Neuronyx, Inc.	7.0%	Cost method
NuPathe, Inc.	21.3%	Equity method
Rubicor Medical, Inc.	35.8%	Equity method
Ventaira Pharmaceuticals, Inc.	12.8%	Cost method

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
	(unaudited)		(unaudited)
Other loss	$—	$(800)	$—	$(800)
Equity loss	$(3,563)	$(2,144)	$(7,949)	$(3,320)

Net loss before income taxes	$(3,563)	$(2,944)	$(7,949)	$(4,120)

     Equity Loss. Equity loss fluctuates with the number of Life Sciences partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag basis. Equity loss for Life Sciences increased $1.4 million and $4.6 million in the three and six months ended June 30, 2008, respectively, compared to the prior year periods. The increase in equity loss was due to an increase in the number of equity method partner companies, each of which generated losses, and larger losses incurred at certain partner companies. Other loss for the three and six months ended June 30, 2007 reflects an impairment charge for Ventaira Pharmaceuticals, Inc.
Technology
     The following partner companies were included in Technology during the three and six months ended June 30, 2008:

Partner Company	Safeguard Ownership	Accounting Method
Advantedge Healthcare Solutions, Inc.	37.9%	Equity method
Authentium, Inc.	19.9%	Cost method
Beyond.com, Inc.	37.1%	Equity method
Bridgevine, Inc.	20.8%	Equity method
NextPoint Networks, Inc.	12.2%	Cost method
Portico Systems, Inc.	46.8%	Equity method
Stealth Company	14.0%	Cost method

     The following partner companies were included in Technology during the three and six months ended June 30, 2007:

Partner Company	Safeguard Ownership	Accounting Method
Advantedge Healthcare Solutions, Inc.	32.2%	Equity method
Authentium, Inc.	12.4%	Cost method
Beyond.com, Inc.	37.1%	Equity method
NexTone, Inc.	16.5%	Cost method
Portico Systems, Inc.	46.9%	Equity method
ProModel Corporation	49.7%	Equity method

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
	(unaudited)		(unaudited)
Equity loss	$(1,664)	$(1,255)	$(3,451)	$(1,841)

Net loss before income taxes	$(1,664)	$(1,255)	$(3,451)	$(1,841)

     Equity Loss. Equity loss fluctuates with the number of Technology partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag. Equity loss for Technology increased $0.4 million and $1.6 million in the three and six months ended June 30, 2008, respectively, compared to the prior year periods. The increase was due to an increase in the number of equity method partner companies each of which generated losses, and larger losses incurred at certain partner companies.
Corporate Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
	(unaudited)
General and administrative costs, net	$(4,119)	$(4,326)	$(8,852)	$(9,541)
Stock-based compensation	49	(1,087)	(469)	(2,094)
Depreciation	(47)	(52)	(93)	(104)
Interest income	782	2,142	1,707	4,260
Interest expense	(1,052)	(1,053)	(2,107)	(2,110)
Other income	2,266	56	2,627	111
Equity (loss) income	50	(51)	(64)	(18)

	$(2,071)	$(4,371)	$(7,251)	$(9,496)

Three months ended June 30, 2008 versus the three months ended June 30, 2007
     General and Administrative Costs. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and travel-related costs. General and administrative costs decreased $0.2 million as compared to the prior year period. The decrease is primarily attributable to a $0.2 million decrease in employee costs.
     Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. The $1.1 million decrease relates to stock option forfeitures during the current period. Stock-based compensation expense related to corporate operations is included in selling, general and administrative in the Consolidated Statements of Operations.

     Interest Income. Interest income includes all interest earned on available cash and marketable security balances. Interest income decreased $1.4 million in the second quarter of 2008 compared to the prior year period due to a decrease in interest rate returns and a decrease in average invested cash balances.
     Interest Expense. Interest expense is primarily related to our 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense remained consistent in the three and six months ended June 30, 2008 as compared to the prior year periods.
     Other income. Other income for the three months ended June 30, 2008 was primarily related to the net gain on the sale of companies, including the receipt of escrowed funds from a legacy asset, and distributions from certain private equity funds accounted for under the cost method.
     Equity (loss) income. Equity (loss) income was from our equity (loss) income for private equity holdings accounted for under the equity method.
Six months ended June 30, 2008 versus the six months ended June 30, 2007
     General and Administrative Costs. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and travel-related costs. General and administrative costs decreased $0.7 million as compared to the prior year period. The decrease is primarily attributable to a $0.2 million decrease in employee costs, and a $0.6 million decrease in professional fees, partially offset by a $0.1 million adjustment to a tax accrual in the prior period.
     Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. The $1.6 million decrease relates to stock option forfeitures during the period. Stock based compensation expense related to corporate operations is included in selling, general and administrative in the Consolidated Statements of Operations.
     Interest Income. Interest income includes all interest earned on available cash and marketable security balances. Interest income decreased $2.6 million in the six months ended June 30, 2008 compared to the prior year period due to a decrease in interest rate returns on lower average invested cash balances.
     Interest Expense. Interest expense is primarily related to our 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense remained consistent in the three and six months ended June 30, 2008 as compared to the prior year periods.
     Other income. Other income for the six months ended June 30, 2008 is primarily related to the net gain on the sale of companies, including the receipt of escrowed funds from a legacy asset, and distributions from certain private equity funds accounted for under the cost method.
     Equity (loss) income. Equity (loss) income was from our equity (loss) income for private equity holdings accounted for under the equity method.
  Income Tax Expense
     Income tax expense for the three and six months ended June 30, 2008 was $4 thousand. Consolidated income tax benefit was $710 thousand and $696 thousand for the three and six months ended June 30, 2007, respectively. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in 2008 and 2007 was offset by a valuation allowance The net tax benefit recognized in the three and six months ended June 30, 2007 resulted from the reversal of reserves that related to uncertain tax positions for which the statute of limitations expired during the period in the applicable tax jurisdictions.

  Discontinued Operations
     Of the companies included in the Bundle Transaction, Acsis, Alliance Consulting and Laureate Pharma were majority-owned partner companies; Neuronyx and ProModel were minority-owned partner companies. The Bundle Transaction was consummated on May 6, 2008. We have presented the results of operations of Acsis, Alliance Consulting and Laureate Pharma as discontinued operations for all periods presented. The gross proceeds from the Bundle Transaction were $74.5 million, of which $6.4 million is to be held in escrow through April 2009, plus amounts advanced to certain of the Bundle Companies during the time between the signing of the Bundle Transaction agreement and its consummation. In the first quarter of 2008, we recognized an impairment loss of $3.6 million to write down the aggregate carrying value of the Bundle Companies to the total proceeds, less estimated costs to complete the Bundle Transaction. In the second quarter of 2008, we recorded a charge of $0.9 million in discontinued operations to accrue for severance payments due to the former CEO of Alliance Consulting in connection with the Bundle Transaction and we recorded a pre-tax gain on disposal of $1.4 million.
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
     The loss from discontinued operations, net of tax in the first half of 2008 of $8.1 million was primarily attributable to the $3.6 million impairment loss recorded in the first quarter of 2008 related to the Bundle Transaction and the 2008 operating results of Acsis, Alliance Consulting and Laureate Pharma through May 6, 2008. The loss from discontinued operations in the first half of 2007 of $7.0 million was primarily attributable to the loss from operations of Acsis, Alliance Consulting and Laureate Pharma, partially offset by the gain on sale of Pacific Title & Art Studio and the gain on sale of Clarient’s technology group.
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
     As of June 30, 2008, at the parent company level, we had $150.5 million of cash and cash equivalents and $2.2 million of marketable securities for a total of $152.7 million. In addition to the amounts above, we had $3.9 million in escrow associated with our interest payments due on our $150.0 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024 (the “2024 Debentures”) through March 2009, $8.8 million of cash held in escrow, including accrued interest, and Clarient, our consolidated partner company, had cash and cash equivalents of $2.1 million.
     The Bundle Transaction closed on May 6, 2008. Gross proceeds were $74.5 million in cash, of which $6.4 million is to be held in escrow through April, 2009, plus amounts advanced to certain of the Bundle Companies during the time between the signing of the Bundle Transaction agreement and its consummation. Guarantees of partner company facilities of $31.5 million were eliminated upon the closing of the Bundle Transaction.
     On April 16, 2008 we received net cash proceeds of $20.5 million that were released from escrow related to our October 2006 sale of Mantas, Inc.
     In February 2004, we completed the sale of the 2024 Debentures. At June 30, 2008, we had $129.0 million of the 2024 Debentures outstanding. Interest on the 2024 Debentures is payable semi-annually. At the holders’ option, the 2024 Debentures are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the 2024 Debentures is $7.2174 of principal amount per share. The closing price of our common stock on June 30, 2008 was $1.24. The 2024 Debentures holders have the right to require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest. The 2024 Debenture holders also have the right to require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we have the right to redeem all or some of the 2024 Debentures commencing March 20, 2009. During 2006, we repurchased $21.0 million of face value of the 2024 Debentures for $16.4 million in cash, including accrued interest. Our Board of Directors have authorized up to an additional repurchase of $3.8 million of the 2024 Debentures.
     On May 2, 2008, our Board of Directors authorized us, from time to time and depending on market conditions, to repurchase shares of our outstanding common stock, with up to an aggregate value of $10.0 million, exclusive of fees and commissions. These repurchases, as well as any repurchases of 2024 Debentures, have and will be made in open market or privately negotiated transactions in compliance with the U.S. Securities and Exchange Commission and other applicable legal requirements. The manner, timing and amount of any purchases have and will be determined by us based upon an evaluation of market conditions, stock price and other factors. Our Board of Directors’ authorizations regarding common stock and 2024 Debenture repurchases do not obligate us to acquire any particular amount of common stock or 2024 Debentures and may be modified or suspended at any time at our discretion. During the second quarter of 2008, we repurchased approximately 162 thousand shares of common stock at a total cost of $0.2 million.
     We maintain a revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees up to $30.0 million. This revolving credit facility expires on June 29, 2009. Borrowing availability under the facility is reduced by the amounts outstanding for our borrowings and letters of credit and amounts guaranteed under Clarient’s facility maintained with that same lender. This credit facility bears interest at the prime rate (5.0% at June 30, 2008) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125%, which is subject to reduction based on deposits maintained at the bank. The credit facility requires us to maintain an unrestricted cash collateral account at that same bank, equal to our borrowings and letters of credit and amounts borrowed by Clarient under the guaranteed portion of its facility maintained with that same bank. At June 30, 2008, the required cash collateral, pursuant to the credit facility agreement was $18.6 million, which amount is included within Cash and cash equivalents on our Consolidated Balance Sheet as of June 30, 2008.
     Availability under our revolving credit facility at June 30, 2008 was as follows:

Total
(In thousands)
(unaudited)
Size of facility	$30,000
Guaranty of Clarient’s facility at same bank (a)	(12,300)
Outstanding letter of credit (b)	(6,336)

Amount available at June 30, 2008	$11,364

(a)	The Company’s ability to borrow under its credit facility is limited by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under Clarient’s facility maintained at the same bank.

(b)	In connection with the sale of CompuCom in 2004, we provided a letter of credit, to the landlord of CompuCom’s Dallas headquarters which letter of credit will expire on March 19, 2019, in an amount equal to $6.3 million.
     On February 28, 2008, Clarient’s bank credit facility was extended through February 26, 2009.
     We have committed capital of approximately $3.1 million, including conditional commitments to provide non-consolidated partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $2.4 million which is expected to be funded in the next 12 months. We do not intend to commit to new investments in additional private equity funds and may seek to further reduce our current ownership interests in, and our existing commitments to, the funds in which we hold interests.

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
     In May 2001, we entered into a $26.5 loan agreement with Warren V. Musser, our former Chairman and Chief Executive Officer. In December 2006, we restructured the obligation to reduce the amount outstanding to $14.8 million, bearing interest rate of 5.0% per annum. Cash payments, when received, are recognized as Recovery-related party in our Consolidated Statements of Operations. Since 2001 and through June 30, 2008 we received a total of $16.3 million in cash payments on the loan, of which $3 thousand was received during the first half 2008. The carrying value of the loan at June 30, 2008 was zero.
     We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for further distribution to such fund’s limited partners (the “clawback”). Assuming for these purposes only that the funds were liquidated or dissolved on June 30, 2008 and the only distributions from the funds were equal to the carrying value of the funds on the June 30, 2008 financial statements, the maximum clawback we would be required to return for our general partner interest is $6.9 million. As of June 30, 2008, management estimated this liability to be approximately $6.5 million, of which $4.1 million was reflected in accrued expenses and other current liabilities and $2.4 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2008. We paid $3.0 million of our estimated clawback liabilities in July 2008.
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
     For the reasons we presented above, we believe our cash and cash equivalents at June 30, 2008, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including commitments to our existing companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.
  Consolidated Partner Company
     Clarient, our consolidated partner company, incurred losses in 2007 and the first half of 2008 and may need additional capital to fund their operations. From time-to-time, Clarient may require additional debt or equity financing or credit support from us to fund planned expansion activities. If we decide not to, or cannot provide sufficient capital resources to allow them to reach a positive cash flow position, and they are unable to raise capital from outside resources, they may need to scale back their operations. As described below, we have renewed, expanded and extended a revolving line of credit to Clarient. Alliance Consulting, Acsis and Laureate Pharma were among the Bundle Companies sold on May 6, 2008 as part of the Bundle Transaction. We will not have any continuing involvement with the funding requirements of these companies.
     Clarient maintains a credit facility with its bank that provides for borrowings of up to $12.0 million. This facility contains financial and non-financial covenants and matures February 26, 2009.
     In March 2007, we provided a subordinated revolving credit line (the “Mezzanine Facility”) to Clarient. Under the Mezzanine Facility, we committed to provide Clarient access to up to $12.0 million in working capital funding, which was reduced to $6.0 million as a result of the ACIS Sale. The Mezzanine Facility originally had a term expiring on December 8, 2008. On March 14, 2008, the Mezzanine Facility was extended through April 15, 2009 and increased from $6.0 million to $21.0 million. In connection with the extension and increase of the Mezzanine Facility, we received from Clarient five-year warrants to purchase 1.6 million shares of Clarient common stock with an exercise price of $0.01 per share. The Mezzanine Facility is subject to reduction to $6.0 million under certain circumstances involving the completion of replacement financing by Clarient. At June 30, 2008, $12.4 million was outstanding under the Mezzanine Facility.

     In September 2006, Clarient entered into a $5.0 million senior secured revolving credit agreement. Borrowing availability under the agreement was based on the amount of Clarient’s qualified accounts receivable, less certain reserves. The agreement bore interest at variable rates based on the lower of 30-day LIBOR plus 3.25% or the prime rate plus 0.5%. On March 17, 2008, Clarient borrowed $4.6 million under the Mezzanine Facility to repay and terminate this facility, and borrowed $2.8 million under the Mezzanine Facility to repay and terminate its equipment line of credit with the same lender.
     On July 31, 2008, Clarient entered into an $8.0 million secured credit facility with Gemino Healthcare Finance, LLC. Actual availability under the facility is limited by Clarient’s qualified accounts receivable and certain liquidity factors. Clarient repaid us $4.9 million of indebtedness under the Mezzanine Facility with the proceeds borrowed from Gemino Healthcare Finance, LLC. See Note 17.
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
     Analysis of Parent Company Cash Flows
     Cash flow activity for the Parent Company was as follows:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Net cash used in operating activities	$(8,553)	$(9,350)
Net cash provided by investing activities	64,560	20,806
Net cash (used in) provided by financing activities	(159)	539

	$55,848	$11,995

     Cash Used In Operating Activities
          Cash used in operating activities decreased $0.8 million. The change was primarily related to working capital changes.
     Net Cash Provided by Investing Activities
          Net cash provided by investing activities increased by $43.8 million. The increase was primarily related to an increase of $64.1 million in proceeds from sale of discontinued operations, a decrease of $34.1 million in cash used in acquisitions of ownership interests in partner companies and funds and an increase of $1.2 million in proceeds from sales of and distributions from companies and funds, partially offset by a $41.9 million net decrease in cash from marketable securities and a $13.8 million increase in cash used in advances to partner companies. Proceeds from sale of discontinued operations for the six month period ended June 30, 2008 includes net cash proceeds of $65.7 million from the sale of Acsis, Alliance Consulting and Laureate as part of the Bundle Sale, excluding amounts held in escrow, and $20.5 million net proceeds released from escrow related to our October 2006 sale of Mantas, Inc., partially offset by $2.4 million paid to the former CEO of Pacific Title & Art Studio in connection with the March 2007 sale.
     Net Cash (Used In) Provided By Financing Activities
          Net cash (used in) provided by financing activities decreased $0.7 million due to a $0.5 million decrease in proceeds from the issuance of common stock and $0.2 million increase in repurchase of common stock.
     Consolidated Working Capital from Continuing Operations
          Consolidated working capital from continuing operations, excluding assets held for sale was $153.1 million at June 30, 2008, an increase of $57.4 million compared to December 31, 2007. The increase was primarily due to proceeds from the Bundle Sale (see Note 3).

     Analysis of Consolidated Company Cash Flows
          Cash flow activity was as follows:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Net cash used in operating activities	$(13,375)	$(24,138)
Net cash (used in) provided by investing activities	72,372	23,459
Net cash (used in) provided by financing activities	(1,558)	11,846

	$57,439	$11,167

     Net Cash Used In Operating Activities
          Net cash used in operating activities decreased $10.8 million in the first half of 2008 compared to the prior year period. The decrease was primarily related to working capital changes and a decrease in cash used in operating activities of discontinued operations.
     Net Cash (Used In) Provided by Investing Activities
          Net cash used in investing activities increased $48.9 million in the first half of 2008 compared to the prior year period. The increase was primarily related to an increase of $53.8 million in proceeds from sale of discontinued operations, a decrease of $34.1 million in cash used in acquisitions of ownership interests in partner companies and funds and a $2.7 million decrease in cash used in investing activities by discontinued operations, partially offset by a $41.9 million net decrease in cash from marketable securities. Proceeds from sale of discontinued operations for the six-month period ended June 30, 2008 includes net cash proceeds of $65.7 million from the sale of Acsis, Alliance Consulting and Laureate as part of the Bundle Sale, excluding amounts held in escrow, and $20.5 million net proceeds released from escrow related to our October 2006 sale of Mantas, Inc., partially offset by $2.4 million paid to the former CEO of Pacific Title & Art Studio in connection with the March 2007 sale.
     Net Cash (Used In) Provided by Financing Activities
          Net cash used in financing activities increased $13.4 million in the first half of 2008 as compared to the prior year period. The increase was primarily related to increases in net repayments of revolving credit facilities and term debt of $8.1 million and a $5.0 million decrease in cash flows provided by financing activities of discontinued operations.

Contractual Cash Obligations and Other Commercial Commitments
          The following table summarizes our contractual obligations and other commercial commitments related to continuing operations as of June 30, 2008 by period due or expiration of the commitment.

	Payments Due by Period
		Rest of	2009 and	2011 and	Due after
	Total	2008	2010	2012	2013
	(In millions)

Contractual Cash Obligations
Lines of credit (a)	$9.0	$—	$9.0	$—	$—
Capital leases	0.6	0.1	0.5	—	—
Convertible senior debentures (b)	129.0	—	—	—	129.0
Operating leases	15.5	0.9	4.3	4.4	5.9
Funding commitments (c)	3.0	1.8	1.2	—	—
Potential clawback liabilities (d)	6.5	3.0	3.5	—	—
Other long-term obligations (e)	2.4	0.3	1.3	0.8	—

Total Contractual Cash Obligations	$166.0	$6.1	$19.8	$5.2	$134.9

	Amount of Commitment Expiration by Period
		Rest of	2009 and	2011 and	Due after
	Total	2008	2010	2012	2012
			(in millions)
Other Commitments
Letters of credit (f)	$9.3	$—	$3.0	$—	$6.3

(a)	Clarient maintains a credit facility which we guarantee. Guarantees of $31.5 million were eliminated upon the closing of the Bundle Transaction.

(b)	In February 2004, we completed the issuance of $150.0 million of the 2024 Debentures with a stated maturity of March 15, 2024. During 2006, we repurchased $21.0 million of the face value of the 2024 Debentures for $16.4 million in cash. The 2024 Debenture holders have the right to require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest.

(c)	These amounts include funding commitments to private equity funds which have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management. Also included are $1.5 million conditional commitments to provide non-consolidated partner companies with additional funding.

(d)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (the “clawback”). Assuming the funds were liquidated or dissolved on June 30, 2008 and the only value provided by the funds was the carrying values represented on the June 30, 2008 financial statements, the maximum clawback we would be required to return is approximately $6.9 million. As of June 30, 2008, management estimated its liability to be approximately $6.5 million, of which $4.1 million was reflected in accrued expenses and other current liabilities and $2.4 million was reflected in other long-term liabilities on the Consolidated Balance Sheets. We paid $3.0 million of our estimated clawback liabilities in July 2008.

(e)	Reflects the amount payable to our former Chairman and CEO under a contract.

(f)	Letters of credit include a $6.3 million letter of credit provided to the landlord of CompuCom’s Dallas headquarters lease in connection with the sale of CompuCom in 2004 and $3.0 million of letters of credit issued by Clarient supporting its office lease.

          We have employment agreements with certain executive officers that provide for severance payments to the executive officer in the event the officer is terminated without cause or in the event the officer terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $8.0 million at June 30, 2008.
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
          Our consolidated financial results also may vary significantly based upon which partner companies are included in our financial statements. For example:
▪	For the three and six months ended June 30, 2008, we consolidated the results of operations of Clarient in continuing operations. In our Form 10-K for the year ended December 31, 2007, we consolidated the results of operations of Acsis, Alliance Consulting, Clarient, and Laureate Pharma in continuing operations. The Bundle Transaction closed on May 6, 2008 and included the sale of three of our majority-owned partner companies — Acsis, Alliance Consulting and Laureate Pharma.
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
          Fluctuations in the market prices of the common stock of our publicly traded holdings are likely to affect the price of our common stock. The market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. For example, the aggregate market value of our holdings in Clarient (Nasdaq: CLRT), our only publicly listed partner company, at June 30, 2008 was approximately $84.6 million, and at December 31, 2007 was approximately $86.8 million.
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
          We determined that we had deficiencies in our internal control over financial reporting as of December 31, 2007 that constituted “material weaknesses” as defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5. These material weaknesses are identified in Item 9A, Controls and Procedures within our Annual Report on Form 10-K for the year ended December 31, 2007.
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
          Our partner companies are dependent upon their ability to attract and retain senior management and key personnel, including trained technical and marketing personnel. Our partner companies also will need to continue to hire additional personnel as they expand. Some of our partner companies may have employees represented by labor unions. Although our existing partner companies have not been the subject of a work stoppage, any future work stoppage could have a material adverse effect on their respective operations. A shortage in the availability of the requisite qualified personnel or work stoppage would limit the ability of our partner companies to grow, to increase sales of their existing products and services, and to launch new products and services.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in partner companies, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities. Based on closing market prices at June 30, 2008, the fair market value of Clarient, our only publicly traded partner company, was approximately $84.6 million. A 20% decrease in Clarient’s stock price would result in an approximate $16.9 million decrease in the fair value of our holding in Clarient.
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

	Remainder				Fair Market Value
	of			After	at
Liabilities	2008	2009	2010	2011	June 30, 2008
2024 Debentures due by year (in millions)	—	—	—	$129.0	$96.6
Fixed interest rate	2.625%	2.625%	2.625%	2.625%	2.625%
Interest expense (in millions)	$1.7	$3.4	$3.4	$44.7	N/A

Item 4. Controls and Procedures
          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2007 that were not remediated as of June 30, 2008, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
          On June 1, 2008, Clarient went live on its in-house billing and collection system as part of the transition away from its third-party billing provider who will continue to collect all outstanding accounts receivable dated prior to June 1, 2008. We believe that there were adequate controls in place at June 30, 2008 relating to the recording of Clarient’s revenue transactions from the new system.
          Other than the new billing and collection system referred to above, no change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our business strategy involves the acquisition of interests in new businesses on an on-going basis, most of which are young, growing companies. Typically, these companies have not historically had all of the controls and procedures they would need to comply with the requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder. These companies also frequently develop new products and services. Following an acquisition, or the launch of a new product or service, we work with the company’s management to implement all necessary controls and procedures.

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
     Fluctuations in the market prices of the common stock of our publicly-traded holdings are likely to affect the price of our common stock. The market prices of our publicly-traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. For example, the aggregate market value of our holdings in Clarient (Nasdaq: CLRT) at June 30, 2008 was approximately $84.6 million, and at December 31, 2007 was approximately $86.8 million.
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
          Our consolidated financial results also may vary significantly based upon which partner companies are included in our financial statements. For example:
▪	For the three and six months ended June 30, 2008, we consolidated the results of operations of Clarient in continuing operations. In our Annual Report on Form 10-K for the year ended December 31, 2007 we consolidated the results of operations of Acsis, Alliance Consulting, Clarient, and Laureate Pharma in continuing operations. The Bundle Transaction closed on May 6, 2008 and included the sale of three of our majority-owned partner companies — Acsis, Alliance Consulting and Laureate Pharma.
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

Incorporated Filing Reference
Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number
2.1	First Amendment to Purchase Agreement, dated May 6, 2008, by and between Safeguard Scientifics, Inc., as Seller, and Saints Capital Dakota, L.P., as Purchaser	Form 8-K 5/7/08	2.2

10.1 *	Management Incentive Plan	Form 8-K 4/25/08	10.1

10.2 *	Agreement by and between Safeguard Scientifics, Inc. and Stephen T. Zarrilli dated May 28, 2008	Form 8-K 5/29/08	10.l

10.3 *†	Stock option grant certificates issued to Stephen T. Zarrilli dated June 30, 2008	—	—

10.4 *†	Agreement by and between Safeguard Scientifics, Inc. and Kevin L. Kemmerer dated September 15, 2006	—	—

10.5.1 *†	Stock option grant certificate issued to Kevin L. Kemmerer dated October 25, 2005	—	—

10.5.2 *†	Stock option grant certificate issued to Kevin L. Kemmerer dated February 21, 2006	—	—

10.5.3 *†	Stock option grant certificate issued to Kevin L. Kemmerer dated June 30, 2008	—	—

10.6 *†	Compensation Summary — Non-Employee Directors	—	—

10.7 *†	Compensation Summary — Julie A. Dobson	—	—

10.8.1	Amended and Restated Loan and Security Agreement by and among Comerica Bank, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. dated as of June 30, 2008	Form 8-K 7/2/08	10.1

10.8.2 †	Amendment and Affirmation of Guaranty from Safeguard Scientifics, Inc. to Comerica Bank dated as of June 30, 2008	—	—

10.9	First Amendment and Waiver of Amended and Restated Senior Subordinated Revolving Credit Agreement, dated July 31, 2008, by and between Clarient, Inc. and Safeguard Delaware, Inc.	(1)	10.3

10.10	Third Amendment and Waiver to Amended and Restated Loan Agreement, dated as of July 31, 2008, by and between Comerica Bank and Clarient, Inc.	(1)	10.2

31.1 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2 †	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith

*	Management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference to the Current Report on Form 8-K filed on August 4, 2008 by Clarient, Inc. (SEC File No. 000-22677).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

Date: August 11, 2008	PETER J. BONI
Peter J. Boni
President and Chief Executive Officer

Date: August 11, 2008	STEPHEN T. ZARRILLI
Stephen T. Zarrilli
Senior Vice President and Chief Financial Officer