Form 10-Q
period 2008-09-30
SAFEGUARD SCIENTIFICS INC
filed 2008-11-06
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2008

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
Yes ☑    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐    No ☑
Number of shares outstanding as of November 5, 2008
Common Stock 120,660,059

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
PART I – FINANCIAL INFORMATION

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(In thousands, except per
	share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$48,191	$96,201
Cash held in escrow — current	6,427	20,345
Marketable securities	60,786	590
Restricted marketable securities	1,974	3,904
Accounts receivable, less allowances ($6,993 - 2008; $3,370 - 2007)	17,294	12,702
Prepaid expenses and other current assets	2,249	1,755
Assets held for sale	—	1,465
Current assets of discontinued operations	—	32,867

Total current assets	136,921	169,829
Property and equipment, net	12,053	11,714
Ownership interests in and advances to partner companies	91,038	90,038
Long-term restricted marketable securities	—	1,949
Goodwill	12,729	12,729
Cash held in escrow — long-term	500	2,341
Other	1,206	2,342
Non-current assets of discontinued operations	—	99,420

Total Assets	$254,447	$390,362

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of credit line borrowings	$14,384	$13,997
Current maturities of long-term debt	228	1,510
Accounts payable	3,319	3,134
Accrued compensation and benefits	5,729	6,934
Accrued expenses and other current liabilities	6,849	14,203
Current liabilities of discontinued operations	—	50,132

Total current liabilities	30,509	89,910
Long-term debt	340	906
Other long-term liabilities	9,316	9,111
Convertible senior debentures	91,000	129,000
Minority interest	178	2,296
Non-current liabilities of discontinued operations	—	5,916
Commitments and contingencies
Redeemable consolidated partner company stock-based compensation	—	84
Shareholders’ Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 121,589 and 121,123 shares issued and outstanding in 2008 and 2007, respectively	12,159	12,112
Additional paid-in capital	762,323	758,515
Accumulated deficit	(650,132)	(617,513)
Accumulated other comprehensive income	(29)	25
Treasury stock, at cost	(1,217)	—

Total shareholders’ equity	123,104	153,139

Total Liabilities and Shareholders’ Equity	$254,447	$390,362

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
	(unaudited)
Revenue	$18,997	$11,936	$51,799	$30,638
Operating Expenses:
Cost of sales	7,172	5,757	20,175	16,373
Selling, general and administrative	15,878	14,623	47,004	40,514

Total operating expenses	23,050	20,380	67,179	56,887

Operating loss	(4,053)	(8,444)	(15,380)	(26,249)
Other income (loss), net	7,685	(4,431)	10,308	(5,120)
Interest income	913	1,763	2,632	6,071
Recovery — related party	—	12	4	12
Interest expense	(1,202)	(1,342)	(3,767)	(4,111)
Equity loss	(8,363)	(4,407)	(20,290)	(10,054)
Minority interest	928	1,227	3,084	4,181

Net loss from continuing operations before income taxes	(4,092)	(15,622)	(23,409)	(35,270)
Income tax benefit	30	—	26	696

Net loss from continuing operations	(4,062)	(15,622)	(23,383)	(34,574)
Loss from discontinued operations, net of tax	(1,136)	(8,738)	(9,236)	(15,777)

Net loss	$(5,198)	$(24,360)	$(32,619)	$(50,351)

Basic and Diluted Loss Per Share:
Net loss from continuing operations	$(0.03)	$(0.13)	$(0.19)	$(0.28)
Net loss from discontinued operations	(0.01)	(0.07)	(0.08)	(0.13)

Net loss per share	$(0.04)	$(0.20)	$(0.27)	$(0.41)

Shares used in computing basic and diluted loss per share	122,605	122,440	122,902	122,299

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
	(unaudited)
Cash Flows from Operating Activities:
Cash flows from operating activities of continuing operations	$(14,408)	$(21,783)
Cash flows from operating activities of discontinued operations	(3,288)	(10,370)

Net cash used in operating activities	(17,696)	(32,153)

Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies and funds	3,557	2,359
Acquisitions of ownership interests in partner companies and funds, net of cash acquired	(19,315)	(54,054)
Advances to companies	(4,210)	(453)
Repayments of note receivable — related party	4	—
Increase in marketable securities	(63,010)	(111,268)
Decrease in marketable securities	2,814	204,880
Capital expenditures	(3,279)	(2,869)
Capitalized software costs	—	(156)
Proceeds from sale of discontinued operations, net	83,934	29,967
Cash flows from investing activities of discontinued operations	(2,867)	(6,293)

Net cash (used in) provided by investing activities	(2,372)	62,113

Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	(30,000)	—
Borrowings on revolving credit facilities	24,143	24,022
Repayments on revolving credit facilities	(23,756)	(18,904)
Borrowings on term debt	672	144
Repayments on term debt	(2,520)	(1,663)
Issuance of Company common stock, net	115	586
Issuance of consolidated partner company common stock, net	965	360
Repurchase of Company common stock	(1,296)	—
Cash flows from financing activities of discontinued operations	4,790	11,624

Net cash (used in) provided by financing activities	(26,887)	16,169

Net (Decrease) Increase in Cash and Cash Equivalents	(46,955)	46,129

Changes in cash and cash equivalents from, and advances to Acsis, Alliance Consulting, Laureate Pharma and Pacific Title & Art Studio included in assets of discontinued operations	(1,055)	2,401
Cash and Cash Equivalents at beginning of period	96,201	60,381

Cash and Cash Equivalents at end of period	$48,191	$108,911

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)
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
2. BASIS OF PRESENTATION
     The Consolidated Financial Statements include the accounts of the Company and all partner companies in which it directly or indirectly owns or owned more than 50% of the outstanding voting securities during the periods presented.
     The Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007, Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and Consolidated Balance Sheets at September 30, 2008 and December 31, 2007 include Clarient, Inc. (“Clarient”) in continuing operations.
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
     During the three months ended September 30, 2008, the Company increased its ownership interest in Authentium, Inc. (“Authentium”) to the 20.0% threshold at which the Company believes it exercises significant influence. Accordingly, the Company adopted the equity method of accounting for its holdings in Authentium. In accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company has adjusted the financial statements for prior periods contained in this Form 10-Q to retrospectively apply the equity method of accounting for its holdings in Authentium since the initial date of acquisition in April 2006.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
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
Pacific Title & Art Studio
     In March 2007, the Company sold Pacific Title & Art Studio for net cash proceeds of approximately $21.9 million, including $2.3 million cash to be held in escrow. As a result of the sale, the Company recorded a pre-tax gain of $2.7 million in the first quarter of 2007. During the three months and nine months ended September 30, 2008, the Company recorded a loss of $1.1 million and $1.6 million, which was included within Loss from discontinued operations in the Consolidated Statements of Operations, related to additional compensation paid to the former CEO of Pacific Title & Art Studio in connection with the March 2007 sale and related legal fees (see Note 15). Pacific Title & Art Studio is reported in discontinued operations for all periods presented.
Clarient — Technology Group
     In March 2007, Clarient sold its ACIS technology group for net cash proceeds of $11.0 million (excluding $1.5 million in contingent purchase price). As a result of the sale, Clarient recorded a pre-tax gain of $3.6 million in the first quarter of 2007. The technology group is reported in discontinued operations for all periods presented. Goodwill of $2.1 million related to the technology group was included in discontinued operations at December 31, 2007.
     Results of all discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
	(unaudited)
Revenue	$—	$33,749	$45,712	$105,123
Operating expenses	—	(36,563)	(49,668)	(118,180)
Impairment of carrying value	—	(5,438)	(3,634)	(5,438)
Other	—	(452)	(1,547)	(1,408)

Net loss before income taxes and minority interest	—	(8,704)	(9,137)	(19,903)
Income tax benefit	—	—	—	8

Loss from operations	—	(8,704)	(9,137)	(19,895)
Gain (loss) on disposal, net of tax	(1,136)	(19)	(116)	6,273
Minority interest	—	(15)	17	(2,155)

Loss from discontinued operations, net of tax	$(1,136)	$(8,738)	$(9,236)	$(15,777)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
     The assets and liabilities of discontinued operations were as follows:

December 31,
2007
Cash	$3,764
Accounts receivable, less allowances	24,858
Inventory	3,333
Other current assets	912

Total current assets	32,867
Property and equipment, net	23,859
Intangibles	9,960
Goodwill	64,095
Other assets	1,506

Total Assets	$132,287

Current portion of long-term debt	$28,257
Accounts payable	4,520
Accrued expenses	10,774
Deferred revenue	6,100
Other current liabilities	481

Total current liabilities	50,132
Long-term debt	3,840
Minority interest	396
Deferred income taxes	1,026
Other long-term liabilities	654

Total Liabilities	$56,048

Carrying value	$76,239

4. MARKETABLE SECURITIES
     Marketable securities included the following:

	Current		Non-Current
	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007
	(In thousands)
	(unaudited)		(unaudited)
Held-to-maturity:
Commercial paper	$60,135	$590	$—	$—
Certificates of deposit	300	—	—	—
Government Agency Bonds	351	—	—	—
Restricted U.S. Treasury securities	1,974	3,904	—	1,949

	$62,760	$4,494	$—	$1,949

     As of September 30, 2008, the contractual maturities of all securities were less than one year.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
5. RECENT ACCOUNTING PRONOUNCEMENTS
     In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS157-3”) which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS157-3 did not have a material impact on the Company’s consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions. SFAS No. 141(R) further changes the accounting treatment for certain specific items, including:
▪	Acquisition costs will be generally expensed as incurred;

▪	Non-controlling interests (formerly known as “minority interests” — see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;

▪	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

▪	In-process research and development (IPR&D) will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

▪	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

▪	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
     SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of non-controlling interests (minority interests) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to non-controlling interests will be included in consolidated net

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are treated as equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 160 will result in the reclassification of minority interests from long term liabilities to shareholders’ equity. Minority interest at September 30, 2008 was $0.2 million.
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
     The following summarizes the components of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
	(unaudited)

Net loss from continuing operations	$(4,062)	$(15,622)	$(23,383)	$(34,574)

Other comprehensive income (loss):
Foreign currency translation adjustments	2	(1)	—	(62)
Unrealized holding losses on available-for-sale securities	—	—	—	(487)

Other comprehensive income (loss) from continuing operations	2	(1)	—	(549)

Comprehensive loss from continuing operations	(4,060)	(15,623)	(23,383)	(35,123)
Net loss from discontinued operations	(1,136)	(8,738)	(9,236)	(15,777)
Other comprehensive income (loss) from discontinued operations	—	17	(54)	33

Comprehensive loss	$(5,196)	$(24,344)	$(32,673)	$(50,867)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
7. LONG-TERM DEBT AND CREDIT ARRANGEMENTS
Consolidated long-term debt consisted of the following:
     Continuing Operations:

	September 30,	December 31,
	2008	2007
	(In thousands)
	(unaudited)
Consolidated partner company credit line borrowings (guaranteed by the Company)	$9,000	$9,000
Consolidated partner company secured revolving credit facility (not guaranteed by the Company)	5,384	—
Consolidated partner company credit line borrowings (not guaranteed by the Company)	—	4,997

	14,384	13,997
Capital lease obligations and other borrowings	568	2,416

	14,952	16,413
Less current maturities	(14,612)	(15,507)

Total long-term debt of continuing operations, less current portion	$340	$906

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

     The Company maintains a revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees, up to $30.0 million. The credit facility expires on June 29, 2009. Borrowing availability under the facility is reduced by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under Clarient’s credit facility maintained with that same lender. This credit facility bears interest at the prime rate (5.0% at September 30, 2008) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125% per annum, which is subject to reduction based on deposits maintained at the bank. The credit facility requires the Company to maintain an unrestricted cash collateral account at that same bank, equal to the Company’s borrowings and letters of credit and amounts borrowed by Clarient under its guaranteed facility maintained with that same bank. At September 30, 2008, the required cash collateral, pursuant to the Company’s credit facility agreement, was $18.6 million, which amount was included within Cash and cash equivalents on the Consolidated Balance Sheet as of September 30, 2008. Cash collateral requirements of $21.3 million were eliminated upon closing of the Bundle Transaction.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
     Availability under the Company’s revolving credit facility at September 30, 2008 was as follows:

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
     Clarient maintains a $12.0 million credit facility with the same lender as the Company. Outstanding borrowings under the credit facility at September 30, 2008 were $9.0 million. The remaining availability under the credit facility was used to obtain a $3.0 million standby letter of credit for the landlord of Clarient’s leased facility in California. At Clarient’s option, borrowings bear interest at variable rates based on the prime rate minus 0.5% or a rate equal to 30-day London Interbank Offered Rate (“LIBOR”) plus 2.45%, provided however, that upon the achievement of certain financial performance metrics, the rate will decrease by 0.25%. This facility contains financial and non-financial covenants and matures February 26, 2009.
     On July 31, 2008, Clarient entered into a secured revolving credit agreement under which Clarient may borrow up to $8.0 million which is secured by Clarient’s accounts receivable and related assets. The amount which Clarient is entitled to borrow under the revolving credit facility at a particular time ($5.4 million as of September 30, 2008) is based on the amount of Clarient’s qualified accounts receivable and certain liquidity factors. Borrowings under the revolving credit facility, which may be repaid and re-borrowed, bear interest at a rate per annum equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 5.25%. If Clarient meets certain financial benchmarks for its 2008 fiscal year, the applicable margin may be reduced to 4.75% beginning in January 2009. Clarient pays an unused commitment fee of 0.75% per annum, and the facility is subject to a maximum prepayment fee of $0.2 million. The revolving credit facility’s current maturity date is January 31, 2009. The maturity date may be extended for two additional 12 month periods upon the satisfaction of certain conditions. The Company has entered into a subordination agreement with the lender relating to the revolving credit facility. The revolving credit facility contains certain financial covenants.
     In September 2006, Clarient entered into a $5.0 million senior secured revolving credit agreement with a third party lender. Borrowing availability under the agreement was based on the level of Clarient’s qualified accounts receivable, less certain reserves. The agreement bore interest at variable rates based on the lower of the 30-day LIBOR plus 3.25%, or the prime rate plus 0.5%. On March 17, 2008, Clarient borrowed $4.6 million from the Company under the subordinated revolving credit line provided by the Company to Clarient to repay and terminate this facility, and borrowed an additional $2.8 million from the Company to repay and terminate its equipment line of credit with the same lender.
     Guarantees of partner company facilities by the Company of $31.5 million were eliminated upon the closing of the Bundle Transaction.
     Debt as of September 30, 2008 bore interest at fixed rates between 11.5% and 13.1% and variable rates between the 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 5.25% and the prime rate plus 0.5%, with a weighted average rate of 6.5%.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
     The Company’s debt matures as follows:

Total
(In thousands)
Remainder of 2008	$54
2009	14,619
2010	246
2011	33
2012 and thereafter	—

Total debt	$14,952

8. CONVERTIBLE SENIOR DEBENTURES
     In February 2004, the Company completed the sale of $150.0 million in face value of 2.625% convertible senior debentures with a stated maturity of March 15, 2024 (the “2024 Debentures”). Interest on the 2024 Debentures is payable semi-annually. At the debenture holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. The conversion rate of the debentures is $7.2174 of principal amount per share. The closing price of the Company’s common stock at September 30, 2008 was $1.25. The 2024 Debenture holders have the right to require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. The 2024 Debenture holders also have the right to require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, the Company may redeem all or some of the 2024 Debentures commencing March 20, 2009. During the third quarter 2008, the Company repurchased $38.0 million of the face value of the 2024 debentures for $30.0 million in cash, including accrued interest. In connection with the repurchase, the Company recorded $0.4 million of expense related to the acceleration of deferred debt issuance costs associated with the 2024 debentures, resulting in a net gain of $7.6 million which is included in Other income. During 2006, the Company repurchased $21.0 million of face value of the 2024 Debentures for $16.4 million in cash, including accrued interest. At September 30, 2008, the market value of the outstanding $91.0 million in face value of 2024 Debentures was approximately $63.0 million, based on quoted market prices.
     As required by the terms of the 2024 Debentures, after completing the sale of CompuCom in October 2004, the Company escrowed $16.7 million for interest payments through March 15, 2009 on the 2024 Debentures. A total of $2.0 million is included in Restricted marketable securities on the Consolidated Balance Sheet at September 30, 2008, which is classified as a current asset.
9. STOCK-BASED COMPENSATION
     On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method.
Classification of Stock-Based Compensation Expense
     Stock-based compensation expense from continuing operations was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
	(unaudited)
Cost of sales	$14	$8	$35	$26
Selling, general & administrative	839	1,180	2,470	4,074

	$853	$1,188	$2,505	$4,100

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
The Company
     The fair value of the Company’s stock-based awards to employees was estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate was based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred. The expected term of stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility measured using weekly price observations of the Company’s common stock for a period equal to the stock option’s expected term. The Company issued 2.0 million performance-based awards and 1.2 million service-based awards to employees during the three months ended September 30, 2008 and 1.5 million market-based awards, 2.0 million performance-based awards and 1.7 million service-based awards during the nine months ended September 30, 2008. The Company also issued 0.2 million deferred stock units to directors during the three and nine months ended September 30, 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)
Service-Based Awards
Dividend yield	0%	0%	0%	0%
Expected volatility	52%	58%	52%	61%
Average expected option term	5 years	5 years	5 years	5 years
Risk-free interest rate	3.0%	4.2%	3.1%	4.5%
Performance-Based Awards
Dividend yield	0%	—	0%	—
Expected volatility	50%	—	50%	—
Average expected option term	4.4 years	—	4.4 years	—
Risk-free interest rate	3.0%	—	3.0%	—
Market-Based Awards
Dividend yield	—	0%	0%	0%
Expected volatility	—	55%	59%	54%
Average expected option term	—	6 years	6 years	6 years
Risk-free interest rate	—	4.9%	3.4%	4.9%
     Market-based awards entitle participants to vest in a number of options determined by achievement of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method, but is accelerated if market capitalization targets are achieved earlier than estimated. During the three and nine months ended September 30, 2008, 0 and 41 thousand options, respectively, vested based on achievement of market capitalization targets. The Company recorded $0.2 million compensation expense related to these awards during the three and nine months ended September 30, 2008. Depending on the Company’s stock performance, the maximum number of unvested shares at September 30, 2008 attainable under these grants was 7.9 million shares.
     Performance-based awards entitle participants to vest in a number of options determined by achievement of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies over an eight-year period. Vesting occurs once per year on the anniversary date of the grant. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method, but is accelerated if capital return targets are achieved earlier than estimated. No compensation expense was recognized related to these awards during the three and nine months ended September 30, 2008 as awards were

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
granted at the end of the period. The aggregate grant date fair value of performance-based options issued during the three and nine months ended September 30, 2008 was $1.1 million.
     All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. The Company recorded $0.3 million and $0.5 million of compensation expense related to these awards during the three months ended September 30, 2008 and 2007, respectively, and $0.8 million and $1.5 million during the nine months ended September 30, 2008 and 2007, respectively.
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
     During the nine months ended September 30, 2008, Clarient granted 2.3 million options and 0.2 million restricted stock awards. The restricted stock awards vest over four years. The options generally have four-year vesting terms and a ten-year contractual term. The fair value of these options at the date of grant was based on the following assumptions: a risk-free rate of 2.5% — 3.4%, an expected stock option term of five years, a dividend yield of 0.0% and expected five year volatility of 77% — 80%. Clarient estimates forfeitures of stock options using historical exercise behavior of its employees. For purposes of this estimate, Clarient identified two groups of employees and estimated the forfeiture rates for these groups to be 5% and 8% for the first nine months of 2008. Clarient recorded $0.2 million and $0.4 million of stock-based compensation expense during the three months ended September 30, 2008 and 2007, respectively, and $1.4 million and $1.2 million during the nine months ended September 30, 2008 and 2007, respectively.
10. INCOME TAXES
     The Company’s consolidated income tax benefit was $30 thousand for the three months ended September 30, 2008, and $26 thousand and $696 thousand for the nine months ended September 30, 2008 and 2007, respectively. The income tax benefit recognized in each period resulted from the reversal of reserves that related to uncertain tax positions for which the statute of limitations expired during the period in the applicable tax jurisdictions less the Company’s share of net state tax expense recorded by its consolidated partner company. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in 2008 and 2007 was offset by a valuation allowance. As of December 31, 2007, the Company had federal net operating loss carryforwards and federal capital loss carryforwards of $208 million and $162 million, respectively, as adjusted to exclude carryforwards apportioned to the consolidated Bundle Companies which are reported in discontinued operations.
     On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement No. 109” (“FIN 48”). During the first nine months of 2008, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
11. NET LOSS PER SHARE
     The calculations of net loss per share were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands except per share data)
	(unaudited)
Basic and diluted:
Net loss from continuing operations	$(4,062)	$(15,622)	$(23,383)	$(34,574)
Net loss from discontinued operations	(1,136)	(8,738)	(9,236)	(15,777)

Net loss	$(5,198)	$(24,360)	$(32,619)	$(50,351)

Average common shares outstanding	122,605	122,440	122,902	122,299

Net loss from continuing operations	$(0.03)	$(0.13)	$(0.19)	$(0.28)
Net loss from discontinued operations	(0.01)	(0.07)	(0.08)	(0.13)

Net loss per share	$(0.04)	$(0.20)	$(0.27)	$(0.41)

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
     The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:
▪	At September 30, 2008 and 2007 options to purchase 22.2 million and 21.6 million shares of common stock, respectively, at prices ranging from $1.03 to $14.84 per share, were excluded from the calculations.

▪	At September 30, 2008 and 2007, unvested restricted stock units and DSUs convertible into 0.1 million shares were excluded from the calculations.

▪	At September 30, 2008 and 2007, a total of 12.6 million and 17.9 million shares related to the Company’s 2024 Debentures (see Note 8) representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
12. PARENT COMPANY FINANCIAL INFORMATION
     Parent company financial information is provided to present the financial position and results of operations of the Company as if its consolidated partner company, Clarient, (see Note 2) was accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in Clarient.
     Parent Company Balance Sheets

	September 30, 2008	December 31, 2007
	(In thousands)
	(unaudited)
Assets:
Cash and cash equivalents	$46,321	$94,685
Cash held in escrow — current	6,427	20,345
Marketable securities	60,786	590
Restricted marketable securities	1,974	3,904
Other current assets	739	691
Assets held for sale	—	77,704

Total current assets	116,247	197,919
Ownership interests in and advances to companies	108,374	97,955
Long-term restricted marketable securities	—	1,949
Cash held in escrow — long-term	500	2,341
Other	1,544	2,565

Total Assets	$226,665	$302,729

Liabilities and Shareholders’ Equity:
Current liabilities	$7,268	$15,494
Long-term liabilities	5,293	5,012
Convertible senior debentures	91,000	129,000
Shareholders’ equity	123,104	153,223

Total Liabilities and Shareholders’ Equity	$226,665	$302,729

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
     Parent Company Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
	(unaudited)
Operating expenses	$(4,210)	$(5,870)	$(13,624)	$(17,609)
Other income (loss), net	7,685	(4,431)	10,308	(5,120)
Recovery — related party	—	12	4	12
Interest income	906	1,763	2,613	6,023
Interest expense	(999)	(1,056)	(3,106)	(3,166)
Equity loss	(7,474)	(6,040)	(19,608)	(15,424)

Net loss from continuing operations before income taxes	(4,092)	(15,622)	(23,413)	(35,284)
Income tax benefit	30	—	30	710
Equity loss attributable to discontinued operations	(1,136)	(8,738)	(9,236)	(15,777)

Net loss	$(5,198)	$(24,360)	$(32,619)	$(50,351)

Parent Company Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
	(unaudited)
Net cash used in operating activities	$(11,504)	$(13,214)

Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies and funds	3,557	2,359
Advances to companies	(14,218)	(1,953)
Acquisitions of ownership interests in partner companies and funds, net of cash acquired	(19,315)	(54,054)
Repayments of note receivable — related party	4	—
Increase in marketable securities	(63,010)	(111,268)
Decrease in marketable securities	2,814	204,880
Capital expenditures	(28)	(7)
Proceeds from sale of discontinued operations	84,517	19,655

Net cash (used in) provided by investing activities	(5,679)	59,612

Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	(30,000)	—
Issuance of Company common stock, net	115	586
Repurchase of Company common stock	(1,296)	—

Net cash (used in) provided by financing activities	(31,181)	586

Net (Decrease) Increase in Cash and Cash Equivalents	(48,364)	46,984
Cash and Cash Equivalents at beginning of period	94,685	59,933

Cash and Cash Equivalents at end of period	$46,321	$106,917

     Parent Company cash and cash equivalents excludes marketable securities, which consist of longer-term securities, including commercial paper and certificates of deposit.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
13. OPERATING SEGMENTS
     As of September 30, 2008 the Company held an interest in one majority-owned partner company, Clarient, and 15 minority-owned partner companies. During the first quarter of 2008, the Company re-evaluated its reportable operating segments in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. As a result of the re-evaluation, the Company’s reportable operating segments are now as follows: i) Clarient, its publicly-traded consolidated partner company, ii) Life Sciences and iii) Technology.
     The Life Sciences segment includes the following partner companies as of September 30, 2008: Advanced BioHealing, Inc., Alverix, Inc., Avid Radiopharmaceuticals, Inc., Cellumen, Inc., NuPathe, Inc., Rubicor Medical, Inc. and a new yet-to-be announced partner company.
     The Technology segment includes the following partner companies as of September 30, 2008: Advantedge Healthcare Solutions, Inc., Authentium, Inc., Beyond.com, Inc., Bridgevine, Inc., Kadoo, Inc., GENBAND Inc., Portico Systems, Inc. and Swaptree, Inc.
     Results of the Life Sciences and Technology segments reflect the equity income (loss) of their respective equity method partner companies, other income (loss) associated with cost method partner companies and the gains or losses on the sale of their respective partner companies.
     The Company’s reportable operating segments for the year ended December 31, 2007 were: i) Acsis, ii) Alliance Consulting, iii) Clarient, iv) Laureate Pharma and v) Other Companies. Acsis, Alliance Consulting and Laureate Pharma were majority-owned partner companies which are now reported within discontinued operations due to the Bundle Transaction. The Other Companies segment consisted of the operations of non-consolidated partner companies (currently separate segments — Life Sciences and Technology) and the Company’s ownership in private equity funds (currently included within Other Items). The Other Companies segment also included the gain or loss on the sale of companies (currently included within the respective Life Sciences and Technology segments) and private equity funds (currently included within Other Items), except for gains and losses included in discontinued operations.
     Management evaluates its Clarient segment performance based on revenue, operating income (loss) and income (loss) before income taxes, which reflects the portion of income (loss) allocated to minority shareholders. Management evaluates its Life Sciences and Technology segments’ performance based on net loss which is based on the number of partner companies accounted for under the equity method, the Company’s voting ownership percentage in these partner companies and the net results of operations of these partner companies and any impairment charges or gain (loss) on sale of partner companies.
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
     The following tables reflect the Company’s consolidated operating data by reportable segment. Segment results include the results of Clarient, the Company’s consolidated partner company, impairment charges, gains or losses related to the disposition of partner companies (except those reported in discontinued operations) the Company’s share of income or losses for entities accounted for under the equity method and the mark-to-market of trading securities. All significant intersegment activity has been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its consolidated partner company.
     Revenue is attributed to geographic areas based on where the services are performed or the customer’s shipped to location. A majority of the Company’s revenue is generated in the United States.
     As of September 30, 2008 and December 31, 2007, the Company’s assets were primarily located in the United States.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
     The following represents segment data from continuing operations:

	Three Months Ended September 30, 2008
	(In thousands)
	(unaudited)
						Total
		Life		Total	Other	Continuing
	Clarient	Sciences	Technology	Segments	Items	Operations
Revenue	$18,997	$—	$—	$18,997	$—	$18,997
Operating income (loss)	157	—	—	157	(4,210)	(4,053)
Net income (loss)	889	(6,326)	(1,968)	(7,405)	3,343	(4,062)

Segment Assets
September 30, 2008	$45,118	$34,636	$47,356	$127,110	$127,337	$254,447
December 31, 2007	39,502	40,829	42,297	122,628	135,447	258,075

	Three Months Ended September 30, 2007
	(In thousands)
	(unaudited)
						Total
		Life		Total	Other	Continuing
	Clarient	Sciences	Technology	Segments	Items	Operations
Revenue	$11,936	$—	$—	$11,936	$—	$11,936
Operating loss	(2,574)	—	—	(2,574)	(5,870)	(8,444)
Net loss	(1,633)	(7,553)	(1,333)	(10,519)	(5,103)	(15,622)

	Nine Months Ended September 30, 2008
	(In thousands)
	(unaudited)
						Total
		Life		Total	Other	Continuing
	Clarient	Sciences	Technology	Segments	Items	Operations
Revenue	$51,799	$—	$—	$51,799	$—	$51,799
Operating loss	(1,756)	—	—	(1,756)	(13,624)	(15,380)
Net income (loss)	686	(14,275)	(5,882)	(19,471)	(3,912)	(23,383)

	Nine Months Ended September 30, 2007
	(In thousands)
	(unaudited)
						Total
		Life		Total	Other	Continuing
	Clarient	Sciences	Technology	Segments	Items	Operations
Revenue	$30,638	$—	$—	$30,638	$—	$30,638
Operating loss	(8,640)	—	—	(8,640)	(17,609)	(26,249)
Net loss	(5,356)	(11,673)	(3,642)	(20,671)	(13,903)	(34,574)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
Other Items

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
		(unaudited)
Corporate operations	$3,313	$(5,103)	$(3,938)	$(14,599)
Income tax benefit	30	—	26	696

	$3,343	$(5,103)	$(3,912)	$(13,903)

14. BUSINESS COMBINATIONS
Acquisitions by the Company — 2008
     In September 2008, the Company acquired 37% of a yet-to-be announced Life Sciences partner company for $3.0 million in cash, including the conversion into equity interests of $1.9 million previously advanced to the company. The Company accounts for its holdings in this partner company under the equity method. The difference between the Company’s cost and its interest in the underlying net assets, based on the Company’s preliminary allocation, was allocated in-process research and development, resulting in a $2.3 million charge which is reflected in Equity loss in the Consolidated Statement of Operations for the three and nine months ended September 30, 2008.
     In August 2008, the Company deployed $1.5 million in Alverix, Inc. (“Alverix”), maintaining a 50.0% ownership interest. The Company had previously acquired its ownership interest in Alverix for $2.4 million in cash in October 2007. Alverix has developed a next-generation platform for quantifying and analyzing assays in the point-of-care diagnostics market. The technology utilizes optical sensors, image processing software and signal enhancement algorithms to achieve more accurate measurements in an inexpensive, miniaturized meter. The Company accounts for its holdings in Alverix under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Alverix was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
     In the third quarter of 2008, the Company funded NextPoint Networks, $1.6 million in cash. In September 2008, NextPoint Networks was merged with GENBAND, resulting in the Company holding a 2.3% ownership interest in the combined company. In September and December 2007, the Company funded NexTone Communications, Inc., a predecessor entity to NextPoint Networks, $2.2 million and $2.1 million in cash, respectively. The Company accounts for its holdings in GENBAND under the cost method.
     In July 2008, the Company provided additional funding to Authentium in the form of $0.8 million convertible notes. In conjunction with this funding, due to anti-dilution provisions contained in an earlier equity funding, the Company’s voting interest in Authentium increased from 19.9% to 20.0%, the threshold at which the Company believes it exercises significant influence. Accordingly, the Company adopted the equity method of accounting for its holdings in Authentium. See Note 16 regarding the change in accounting treatment for the Company’s holdings in Authentium from the cost method to the equity method. The Company previously had acquired an interest in Authentium in June 2007 and April 2006 for $3.0 million and $5.5 million, respectively. Authentium is a provider of security software to internet service providers.
     In July 2008, the Company acquired 29.3% of Swaptree, Inc. (“Swaptree”) for $3.4 million in cash. Swaptree is an internet-based service that leverages a proprietary trading technology to enable users to swap books, CDs, DVDs and video games. The Company accounts for its holdings in Swaptree under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Swaptree was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
     In July 2008, the Company deployed $3.3 million of cash in NuPathe, Inc (“NuPathe”), resulting in an ownership interest of 23.4%. In April 2008, the Company deployed $1.0 million in cash in NuPathe at which time the Company’s

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
ownership interest was 27.8%. The Company previously deployed $5.0 million in NuPathe in 2007 and 2006. NuPathe develops therapeutics in conjunction with novel delivery technologies. The Company accounts for its holdings in NuPathe under the equity method. As a result of the decrease in the Company’s ownership position in the three months ended September 30, 2008, the Company recognized a $0.7 million change in interest gain directly to additional paid-in capital. The difference between the Company’s cost and its interest in the underlying net assets of NuPathe has been allocated to in-process research and development, resulting in charges of $0.1 million and $0.2 million in 2008 and 2007, respectively, which are reflected in Equity loss in the Consolidated Statement of Operations and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets. The Company expects to recognize a $1.3 million charge in the fourth quarter of 2008, related to an in-process research and development charge recorded by NuPathe.
     In May 2008, the Company increased its ownership interest in Advantedge Healthcare Solutions (“AHS”) from 35.1% to 37.9% for $3.2 million in cash. AHS is a New Jersey-based technology-enabled service provider that delivers medical billing services to physician groups. The Company accounts for its holdings in AHS under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of AHS was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
     In February 2008, the Company deployed $2.8 million of cash in Portico Systems, Inc (“Portico”), maintaining a 46.8% ownership interest. The Company previously had acquired an interest in Portico in August 2006 for $6.0 million in cash. Portico is a software solutions provider for regional and national health plans looking to optimize provider network operations and streamline business processes. The Company accounts for its holdings in Portico under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Portico was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
Acquisitions by the Company — 2007
     In August 2007, the Company acquired 21.1% of Bridgevine, Inc. (“Bridgevine”), formerly known as Broadband National, Inc., for $8.0 million in cash. Bridgevine is an internet media company that operates a network of shopping websites focused on digital services and products such as high speed internet, digital phone, VoIP, TV and music. The Company accounts for its holdings in Bridgevine under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Bridgevine was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
     In August 2007, the Company acquired 14.0% of Kadoo, Inc. (“Kadoo”) for $2.2 million in cash. Kadoo provides users a single interface to manage Web applications such as email and contacts and also for social networking functions such as tagging and sharing; and provides storage for digital content such as photos, files and videos. The Company accounts for its holdings in Kadoo under the cost method.
     In June 2007, the Company acquired 40.3% of Cellumen, Inc. (“Cellumen”) for $6.0 million in cash. Cellumen is a cellular systems biology company whose technology optimizes the drug discovery process. The Company accounts for its holdings in Cellumen under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Cellumen was allocated to in-process research and development, resulting in a $0.2 million charge which is reflected in Equity loss in the Consolidated Statement of Operations for the nine months ended September 30, 2007, and to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
     In May 2007, the Company acquired 14.2% of Avid Radiopharmaceuticals, Inc. (“Avid”) for $7.3 million in cash. Avid develops molecular imaging products for neurodegenerative diseases and diabetes. The Company accounts for its holdings in Avid under the cost method.
     In May 2007, the Company increased its ownership interest in Advanced BioHealing, Inc. (“ABH”) to 28.3% for $2.8 million in cash. The Company previously had acquired a 23.9% interest in ABH in February 2007 for $8.0 million in cash. ABH is a specialty biotechnology company focused on the development and marketing of cell-based and tissue engineered

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
products. The Company accounts for its holdings in ABH under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of ABH was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
     In March 2007, the Company acquired 37.1% of Beyond.com, Inc. (“Beyond.com”) for $13.5 million in cash. Beyond.com is a provider of online technology and career services to job seekers and corporations. The Company accounts for its holdings in Beyond.com under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Beyond.com was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
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
     The Company had the following outstanding guarantees at September 30, 2008:

		Debt Included
		on Consolidated
	Amount	Balance Sheet
	(In thousands)
	(unaudited)
Clarient — credit facility	$12,300	$9,000
Other guarantees	3,750	—

Total	$16,050	$9,000

     The Company has committed capital of approximately $7.7 million, including conditional commitments to provide non-consolidated partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $7.5 million which is expected to be funded during the next 12 months.
     Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of certain private equity funds (the “clawback”). The maximum clawback the Company could be required to return due to its general partner interest is approximately $3.6 million of which $1.1 million was reflected in Accrued expenses and other current liabilities and $2.5 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2008. The Company paid $3.0 million of its estimated clawback liabilities in July 2008.
     The Company’s ownership in the funds which have potential clawback liabilities ranges from 19-30%. The clawback liability is joint and several, such that the Company may be required to fund the clawback for other general partners should they default. The funds have taken several steps to reduce the potential liabilities should other general partners default, including withholding all general partner distributions and placing them in escrow and adding rights of set-off among certain funds. The Company believes its potential liability due to the possibility of default by other general partners is remote.
     Notwithstanding the closing of the Bundle Transaction, the Company remains a guarantor of Laureate Pharma’s Princeton, New Jersey office facility lease. Such guarantee may extend through its expiration in 2016 under certain circumstances. However, the Company is entitled to indemnification and certain payments in connection with the continuation of such guaranty. As of September 30, 2008, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equal $9.4 million.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
     In anticipation of the sale of Pacific Title & Art Studio in the first quarter of 2007, the Company permitted the employment agreement of the Pacific Title & Art Studio CEO to expire without renewal, and thereby his employment ceased. Following the sale, the former CEO demanded payment of severance benefits under his employment agreement, as well as payment of his deferred stock units and other amounts substantially in excess of the maximum amounts the Company believed were arguably due. The former CEO and the Company thereafter engaged in negotiations, but were ultimately unable to settle on the appropriate amounts due. On or about August 13, 2007, the former CEO filed a complaint in the Superior Court of the State of California, County of Los Angeles, Central District, against the Company and Pacific Title & Art Studio, alleging, among other things: wrongful termination, conversion, unfair competition, violation of the labor code, breach of contract and negligence. On or about March 28, 2008, Plaintiff amended his complaint to add as a defendant the party which purchased Pacific Title & Art Studio from the Company and to add several further causes of action. In his amended complaint, the former CEO made claims for compensatory damages in excess of $24.6 million, plus exemplary and punitive damages and interest. In April 2008, the Company made a payment to the former CEO, through Pacific Title & Art Studio, in the amount of approximately $2.4 million, net of applicable withholdings, representing amounts the Company believes were owed to the plaintiff under his employment agreement and deferred stock units. In September 2008, the former CEO and the defendants settled this matter. The Company contributed $0.25 million to the amounts paid to the Plaintiff to settle this matter in addition to amounts contributed by the Company’s insurance carrier and the other defendants. This amount, plus legal fees related to the settlement of this matter, was included within Loss from discontinued operations for the three months ended September 30, 2008.
     In October 2001, the Company entered into an agreement with Mr. Musser, its former Chairman and Chief Executive Officer, to provide for annual payments of $0.7 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and the long-term portion of $1.5 million was included in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2008.
     The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $8.0 million at September 30, 2008.
16. CHANGE IN ACCOUNTING PRINCIPLE AND CORRECTION OF AN IMMATERIAL ERROR IN PRIOR PERIODS
     During the three months ended September 30, 2008, the Company increased its ownership interest in Authentium, Inc. (“Authentium”) to the 20.0% threshold at which the Company believes it exercises significant influence. Accordingly, the Company adopted the equity method of accounting for its holdings in Authentium. In accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company has adjusted the financial statements for prior periods contained in this Form 10-Q to retrospectively apply the equity method of accounting for its holdings in Authentium since the initial date of acquisition in April 2006. The effect of the change was to decrease Ownership interests in and advances to partner companies by $1.5 million as of December 31, 2007 and to increase Equity loss by $0.2 million, $0.7 million and $0.5 million for the three months ended September 30, 2007, the nine months ended September 30, 2007 and the six months ended June 30, 2008, respectively.
     During the fourth quarter of 2007, an accounting error at Clarient was identified. The error related to Clarient’s accounting for customer refunds which affected the Company’s previously reported quarterly results in 2007 and 2006, totaling $0.8 million. In accordance with Staff Accounting Bulletin No. 108, the Company’s management evaluated the materiality of the error from qualitative and quantitative perspectives, and evaluated the quantified error under both the iron curtain and the roll-over methods. Management concluded that the error was immaterial to prior periods, but to remain consistent with revisions made to Clarient’s September 30, 2008 Form 10-Q, the Company made such revisions to its Consolidated Financial Statements contained herein, as summarized below.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
     The following tables summarize the effects of the adjustments on the Consolidated Financial Statements as of December 31, 2007 and for the three and nine months ended September 30, 2007 as contained in this Form 10-Q:

	December 31, 2007
	Previously	As
	Reported (1)	Revised
Balance Sheet:
Ownership interests in and advances to partner companies	$91,538	$90,038
Total Assets	391,862	390,362
Accumulated deficit	(616,013)	(617,513)
Shareholders’ Equity	154,639	153,139

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007
	(In thousands)		(In thousands)
	Previously	As	Previously	As
	Reported (1)	Revised	Reported (1)	Revised
Statement of Operations:
Revenue	$12,058	$11,936	$31,251	$30,638
Operating loss	(8,322)	(8,444)	(25,636)	(26,249)
Equity loss	(4,169)	(4,407)	(9,348)	(10,054)
Minority interest	1,177	1,227	3,933	4,181
Net loss from continuing operations before income taxes	(15,312)	(15,622)	(34,199)	(35,270)
Net loss from continuing operations	(15,312)	(15,622)	(33,503)	(34,574)
Basic and diluted loss per share from continuing operations	$(0.13)	$(0.13)	$(0.28)	$(0.28)

(1)	Restated for discontinued operations. See Note 3.
17. SUBSEQUENT EVENTS
     On November 4, 2008, the Company received an official notice from the New York Stock Exchange regarding its non-compliance with the Exchange’s continued listing standards. The Company received this notice because the average closing price of its common stock was less than $1.00 for the thirty-day trading period ended November 3, 2008. The Company has a period of six months to increase its common stock price above $1.00 and cure its non-compliance. At the Company’s 2008 Annual Meeting of Shareholders, the shareholders approved a reverse split of the Company’s common stock (within a range of split ratios) to be effected in the discretion of the Board of Directors. It is the Company’s intention to utilize a reverse split to cure its non-compliance if its common stock continues to trade below $1.00. The specific timing and ratio of any such reverse split will be determined based on a variety of considerations including, but not limited to, overall capital market conditions, the Company’s prevailing common stock price and the effect of any such reverse split on the Company’s public float. The Company’s non-compliance does not affect its status with the Securities and Exchange Commission or any of its material agreements.

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
Revenue Recognition
     During the three and nine months ended September 30, 2008 and 2007, our revenue from continuing operations was attributable to Clarient.
     Revenue for Clarient’s diagnostic services is recognized at the time of completion of services. Diagnostic services are billed to various payors, including Medicare, commercial insurance companies and other directly-billed healthcare institutions such as hospitals and individuals. Clarient reports revenue from contracted payors, including certain insurance companies and certain healthcare institutions, based on the contracted rate, or in the case of Medicare, the published fee schedules, net of contractual allowances. Clarient reports revenue from non-contracted payors, including certain insurance companies and individuals, based on the amount it expects to collect for services provided.
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
     The carrying value of net property and equipment at September 30, 2008 was $12.1 million.

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
     The carrying value of goodwill at September 30, 2008 was $12.7 million.
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

     In the first quarter of 2008 we recognized an impairment loss of $3.6 million, which is included within Loss from discontinued operations in the Consolidated Statements of Operations for the nine months ended September 30, 2008. See Discontinued Operations below.
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
     We estimate the grant date fair value of stock options using the Black-Scholes option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the expected term of the award and the estimated volatility of our stock price over the expected term. Changes in these assumptions and in the estimated forfeitures of stock option awards can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations. The requisite service periods for market-based stock option awards are based on our estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Changes in the derived requisite service period or achievement of market capitalization targets earlier than estimated can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations. The requisite service periods for performance-based awards are based on our best estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Changes in the requisite service period or the estimated probability of achievement of performance conditions can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations.

Results of Operations
     During the three months ended September 30, 2008, we increased our ownership interest in Authentium to the 20.0% threshold at which we believe we exercise significant influence. Accordingly, we adopted the equity method of accounting for our holdings in Authentium. In accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock”, we have adjusted the financial statements for prior periods contained in this Form 10-Q to retrospectively apply the equity method of accounting for our holdings in Authentium since the initial date of acquisition in April 2006.
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
     The following tables reflect our consolidated operating data by reportable segment. Segment results include the results of Clarient, our consolidated partner company, and our share of income or losses for entities accounted for under the equity method when applicable. Segment results also include impairment charges, gains or losses related to the disposition of partner companies, except for those reported in discontinued operations, and the mark-to-market of trading securities. All significant inter-segment activity has been eliminated in consolidation. Accordingly, segment results reported by us exclude the effect of transactions between us and our consolidated partner company.
     Our operating results including net income (loss) before income taxes by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
	(unaudited)		(unaudited)
Clarient	$889	$(1,633)	$686	$(5,356)
Life Sciences	(6,326)	(7,553)	(14,275)	(11,673)
Technology	(1,968)	(1,333)	(5,882)	(3,642)

Total segments	(7,405)	(10,519)	(19,471)	(20,671)

Other items:
Corporate operations	3,313	(5,103)	(3,938)	(14,599)
Income tax expense	30	—	26	696

Total other items	3,343	(5,103)	(3,912)	(13,903)

Net loss from continuing operations	(4,062)	(15,622)	(23,383)	(34,574)
Loss from discontinued operations, net of tax	(1,136)	(8,738)	(9,236)	(15,777)

Net loss	$(5,198)	$(24,360)	$(32,619)	$(50,351)

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
Clarient
     In connection with the audit of Clarient’s financial statements as of December 31, 2007 and for the year then ended, Clarient’s independent auditors determined that there was substantial doubt about Clarient’s ability to continue as a going concern. In January and February 2009, respectively, Clarient’s revolving credit facility and its bank credit facility will expire, at which time Clarient will need to extend, renew or refinance such debt and possibly secure additional debt or equity financing in order to fund anticipated working capital needs and capital expenditures and to execute its strategy. Clarient’s management believes that its current cash resources, revenue from operations and commitments under its credit facilities will enable Clarient to maintain current operations through at least the next twelve months and fund anticipated capital expenditures and implementation of its strategy. See Liquidity and Capital Resources — Consolidated Partner Company below.
     The financial information presented below does not include the results of operations of Clarient’s ACIS technology group, which is included in discontinued operations for all periods presented. Clarient sold this business for cash proceeds of $11.0 million, excluding contingent purchase price of $1.5 million. In 2007, prior to its sale, the technology group generated revenue of $0.8 million and net loss from operations of $0.6 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Revenue	$18,997	$11,936	$51,799	$30,638

Operating expenses:
Cost of sales	7,172	5,757	20,175	16,373
Selling, general and administrative	11,668	8,753	33,380	22,905

Total operating expenses	18,840	14,510	53,555	39,278

Operating income (loss)	157	(2,574)	(1,756)	(8,640)
Other loss, net	—	—	—	—
Interest, net	(196)	(286)	(642)	(897)
Minority interest	928	1,227	3,084	4,181

Net income (loss) before income taxes	$889	$(1,633)	$686	$(5,356)

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
     As of September 30, 2008, we owned a 58.1% voting interest in Clarient.
Three months ended September 30, 2008 versus the three months ended September 30, 2007
     Revenue. Revenue of $19.0 million for the three months ended September 30, 2008 increased 59.1% or $7.1 million from $11.9 million for the prior year period. Clarient’s increased revenue resulted from the effective execution of its commercial operations strategy which includes expanding the cancer diagnostic services that it provides to its existing customers, while also actively adding new customers. Clarient provided services to 73 new customers during the three months ended September 30, 2008, as compared to providing services to 53 new customers during the three months ended September 30, 2007.

     During the first quarter of 2008 Clarient expanded the breadth of its diagnostic services to include cancer markers for tumors of the colon, prostate and lung. Clarient expects to steadily increase its menu of diagnostic services to include cancer markers for additional tumor types and to deepen its market penetration for the diagnostic services that it currently provides. A number of recently published clinical findings have promoted the use of certain biomarkers to predict patient response to a class of colorectal cancer drugs that are focused on blocking the epidermal growth factor receptor (EGFR) signaling pathway. Clarient’s ability to perform tests such as K-ras (a newly emerging biomarker) to outline alterations in this major pathway is therefore becoming a more recognized tool in the medical community for predicting an individual’s response to drug therapies for colorectal cancers. Clarient has also steadily increased the depth of its diagnostic services for certain cancer types that it has previously provided, including lymphoma/leukemia. Clarient’s expanding capabilities in immunohistochemistry, flow cytometry, fluorescent in situ hybridization (FISH) and polymerase chain reaction (PCR), and its marketing of such capabilities, has enabled Clarient’s revenue growth. Clarient anticipates that its favorable revenue trend will continue as it further executes its operational strategy of expanding the breadth and depth of its cancer diagnostic services, and the means by which its services are marketed and delivered to its customers.
     Another contributor to revenue growth has been an overall increase in Medicare reimbursement rates which include cancer diagnostic services, effective January 1, 2008. In addition, many of the third-party contract rates are based upon Medicare rates, which consequently, also increased. In July 2008, the Medicare rate increase that initially took effect as of January 1, 2008 was extended 18 months, through December 31, 2009.
     Cost of Sales. Cost of sales for the three months ended September 30, 2008 was $7.2 million compared to $5.8 million in the prior year period, an increase of 24.6%. The $1.4 million increase was driven by an overall increase in revenue, and was primarily due to additional laboratory personnel costs of $0.1 million, increased laboratory reagents and supplies expense of $0.4 million, increased cost of tests performed by other laboratories of $0.5 million and an increase in shipping expense of $0.4 million.
     Gross margin in the third quarter of 2008 was 62.2% compared to 51.8% in the prior year period. The increase in gross margin was primarily driven by an overall increase in revenue, including a more favorable mix of cancer diagnostic services that absorbed a greater proportion of fixed and semi-fixed costs as compared to the prior year period. In addition, employee productivity continues to improve and Clarient has also realized greater economies of scale in operations with its business growth as compared to the prior year period. Clarient anticipates that gross margins will modestly improve as its testing volume increases, and Clarient more effectively utilizes its operating capacity and more efficiently manages its operations. If the present Medicare reimbursement rates are decreased after December 31, 2009, gross margins could be adversely impacted.
     Selling, General and Administrative. Selling, general and administrative expenses in the third quarter of 2008 were $11.7 million, an increase of approximately $2.9 million, or 33.3%, compared to $8.8 million in the prior year period. As a percentage of revenue, these expenses decreased to 61.4% in the third quarter of 2008 compared to 73.3% in the prior year period, primarily due to the fixed and semi-fixed nature of certain selling, general and administrative expenses. The $2.9 million increase in selling, general and administrative expenses in the third quarter of 2008 as compared to the prior year period was primarily due to an increase in bad debt expense of $3.3 million. During the third quarter of 2008, Clarient increased its allowance for doubtful accounts due to the deterioration in the aging of a portion of its accounts receivable. Clarient anticipates that selling expenses will continue to grow in proportion to expected revenue growth. Clarient expects that billing expenses will be reduced as a result of bringing its billing system in-house and bad debt expense as a percentage of revenue will also decline due to improvement in the timeliness of its billings and improved information flow. In addition, Clarient expects that other general and administrative expenses will be reduced as a result of a targeted cost reduction program. As a result, Clarient expects that general and administrative expenses will decline in proportion to expected revenue growth.
     Interest, Net. Interest expense, net, was $0.2 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively. Interest expense relates to borrowings under the credit arrangements with certain third party lenders. The decrease is due to the decrease in the level of outstanding third party borrowings
Nine Months ended September 30, 2008 versus the Nine Months ended September 30, 2007
     Revenue. Revenue of $51.8 million for the nine months ended September 30, 2008 increased 69.1% or $21.2 million from $30.6 million for the prior year period. The increase resulted from the effective execution of Clarient’s commercial operations strategy which includes expanding the cancer diagnostic services that are provided to existing customers, while also actively adding new customers. Clarient provided services to 172 new customers during the nine months ended September 30, 2008, as compared to providing services to 153 new customers during the nine months ended September 30, 2007.
     Cost of Sales. Cost of sales for the nine months ended September 30, 2008 was $20.2 million compared to $16.4 million in the prior year period, an increase of 23.2%. The $3.8 million increase was driven by an overall increase in revenue, and was primarily due to additional laboratory personnel costs of $0.4 million, increased laboratory reagents and supplies expense of $0.8 million, increased cost of tests performed by other laboratories of $1.6 million and an increase in shipping expense of $1.0 million.
     Gross margin in the first nine months of 2008 was 61.1% compared to 46.6% in the prior year period. The increase in gross margin was primarily driven by an overall increase in revenue, including a more favorable mix of cancer diagnostic services that absorbed a greater proportion of fixed and semi-fixed costs as compared to the prior year period. In addition, employee productivity continues to improve and Clarient has also realized greater economies of scale in operations with its business growth as compared to the prior year period.
     Selling, General and Administrative. Selling, general and administrative expenses in the nine months ended September 30, 2008 were $33.4 million, an increase of approximately $10.5 million, or 45.7%, compared to $22.9 million in the prior year period. As a percentage of revenue, these expenses decreased to 64.4% in the nine months ended September 30, 2008 compared to 74.8% in the prior year period. The $10.5 million increase in selling, general and administrative expenses as compared to the prior year period was primarily due to an increase in bad debt expense of $6.0 million, an increase in employee severance costs of $0.2 million, an increase in sales and administrative payroll and training costs of $2.4 million, an increase in professional fees of $1.0 million, an increase in depreciation expense of $0.4 million and an increase in facilities-related expenses of $0.4 million.
     Interest, Net. Interest expense, net, was $0.6 million and $0.9 million for the nine months ended September 30, 2008 and 2007, respectively. Interest expense relates to borrowings under credit arrangements with certain third party lenders. The decrease is due to the decrease in the level of outstanding third party borrowings.
Life Sciences
     The following partner companies were included in Life Sciences during the three and nine months ended September 30, 2008:

Partner Company	Safeguard Ownership	Accounting Method
Advanced BioHealing, Inc.	28.3%	Equity method
Avid Radiopharmaceuticals, Inc.	13.9%	Cost method
Alverix, Inc.	50.0%	Equity method
Cellumen, Inc.	40.6%	Equity method
NuPathe, Inc.	23.4%	Equity method
Rubicor Medical, Inc.	35.7%	Equity method
Yet-to-be-announced company	37.0%	Equity method
     The following partner companies were included in Life Sciences during the three and nine months ended September 30, 2007:

Partner Company	Safeguard Ownership	Accounting Method
Advanced BioHealing, Inc.	28.3%	Equity method
Avid Radiopharmaceuticals, Inc.	14.2%	Cost method
Cellumen, Inc.	40.3%	Equity method
Neuronyx, Inc.	6.8%	Cost method
NuPathe, Inc.	21.3%	Equity method
Rubicor Medical, Inc.	35.7%	Equity method
Ventaira Pharmaceuticals, Inc.	11.6%	Cost method

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
	(unaudited)		(unaudited)
Other loss	$—	$(4,531)	$—	$(5,331)
Equity loss	$(6,326)	$(3,022)	$(14,275)	$(6,342)

Net loss before income taxes	$(6,326)	$(7,553)	$(14,275)	$(11,673)

     Equity Loss. Equity loss fluctuates with the number of Life Sciences partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag basis. Equity loss for Life Sciences increased $3.3 million and $7.9 million in the three and nine months ended September 30, 2008, respectively, compared to the prior year periods. Included in equity loss for the three and nine months ended September 30, 2008, was expense of $2.3 million associated with acquired in-process research and development related to our acquisition of a 37% interest in a yet-to-be-announced Life Sciences partner company. The increase in equity loss was also due to an increase in the number of equity method partner companies, each of which generated losses, and larger losses incurred at certain partner companies. Other loss for the three and nine months ended September 30, 2007 reflects an impairment charge for Ventaira Pharmaceuticals, Inc. We expect to recognize a $1.3 million charge in the fourth quarter of 2008, related to an in-process research and development charge recorded by NuPathe.
Technology
     The following partner companies were included in Technology during the three and nine months ended September 30, 2008:

Partner Company	Safeguard Ownership	Accounting Method
Advantedge Healthcare Solutions, Inc.	37.7%	Equity method
Authentium, Inc.	20.0%	Equity method (1)
Beyond.com, Inc.	37.1%	Equity method
Bridgevine, Inc.	20.8%	Equity method
Kadoo, Inc.	14.0%	Cost method
GENBAND Inc.	2.3%	Cost method
Portico Systems, Inc.	46.8%	Equity method
Swaptree, Inc.	29.3%	Equity method
     The following partner companies were included in Technology during the three and nine months ended September 30, 2007:

Partner Company	Safeguard Ownership	Accounting Method
Advantedge Healthcare Solutions, Inc.	35.2%	Equity method
Authentium, Inc.	19.9%	Equity method (1)
Beyond.com, Inc.	37.1%	Equity method
NexTone, Inc. (now GENBAND)	16.6%	Cost method
Portico Systems, Inc.	46.9%	Equity method
ProModel Corporation	49.7%	Equity method

(1)	During the three months ended September 30, 2008, we increased our ownership interest in Authentium to the 20.0% threshold at which we believe we exercise significant influence. Accordingly, we adopted the equity method of accounting for our holdings in Authentium. In accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock”, we have adjusted the financial statements for prior periods contained in this Form 10-Q to retrospectively apply the equity method of accounting for our holdings in Authentium since the initial date of acquisition in April 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
	(unaudited)		(unaudited)
Equity loss	$(1,968)	$(1,333)	$(5,882)	$(3,642)

Net loss before income taxes	$(1,968)	$(1,333)	$(5,882)	$(3,642)

     Equity Loss. Equity loss fluctuates with the number of Technology partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag. Equity loss for Technology increased $0.6 million and $2.2 million in the three and nine months ended September 30, 2008, respectively, compared to the prior year periods. The increase was due to an increase in the number of equity method partner companies each of which generated losses, and larger losses incurred at certain partner companies.
Corporate Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
	(unaudited)
General and administrative costs, net	$(3,562)	$(5,013)	$(12,414)	$(14,555)
Stock-based compensation	(612)	(811)	(1,081)	(2,905)
Depreciation	(36)	(46)	(129)	(149)
Interest income	906	1,763	2,613	6,023
Interest expense	(999)	(1,056)	(3,106)	(3,166)
Other income	7,685	112	10,312	223
Equity (loss)	(69)	(52)	(133)	(70)

	$3,313	$(5,103)	$(3,938)	$(14,599)

Three months ended September 30, 2008 versus the three months ended September 30, 2007
     General and Administrative Costs. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and travel-related costs. General and administrative costs decreased $1.5 million as compared to the prior year period. The decrease is primarily attributable to a $0.5 million decrease in employee costs and a severance charge of $0.6 million in the third quarter of 2007.
     Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. The $0.2 million decrease relates to higher expense in the prior year period due to the acceleration of stock-based compensation expense related to the market-based stock options. Stock-based compensation expense related to corporate operations is included in selling, general and administrative in the Consolidated Statements of Operations.
     Interest Income. Interest income includes all interest earned on available cash and marketable security balances. Interest income decreased $0.9 million in the third quarter of 2008 compared to the prior year period due to a decrease in interest rate returns and a decrease in average invested cash balances.
     Interest Expense. Interest expense is primarily related to our 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense remained consistent in the three and nine months ended September 30, 2008 as compared to the prior year periods.
     Other income. Other income for the three months ended September 30, 2008 was primarily related to a net gain of $7.6 million on the repurchase of $38 million in face value of the 2024 debentures.

     Equity (loss). Equity (loss) was from our equity (loss) for private equity holdings accounted for under the equity method.
Nine months ended September 30, 2008 versus the nine months ended September 30, 2007
     General and Administrative Costs. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and travel-related costs. General and administrative costs decreased $2.1 million as compared to the prior year period. The decrease is primarily attributable to a $0.8 million decrease in employee costs, a $0.8 million decrease in professional fees, and a severance charge of $0.6 million in the third quarter of 2007.
     Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. The $1.8 million decrease relates to stock option forfeitures during the period and higher expense in the prior year period due to the acceleration of stock-based compensation expense related to the market-based stock options. Stock based compensation expense related to corporate operations is included in selling, general and administrative in the Consolidated Statements of Operations.
     Interest Income. Interest income includes all interest earned on available cash and marketable security balances. Interest income decreased $3.4 million in the nine months ended September 30, 2008 compared to the prior year period due to a decrease in interest rate returns on lower average invested cash balances.
     Interest Expense. Interest expense is primarily related to our 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense remained consistent in the three and nine months ended September 30, 2008 as compared to the prior year periods.
     Other income. Other income for the nine months ended September 30, 2008 is primarily related to a net gain of $7.6 million on the repurchase of $38 million in face value of the 2024 debentures and a $1.7 million net gain on the sale of companies, including the receipt of escrowed funds from a legacy asset.
     Equity (loss). Equity (loss) was from our equity (loss) for private equity holdings accounted for under the equity method.
  Income Tax Expense
     Income tax benefit for the three and nine months ended September 30, 2008 was $30 thousand and $26 thousand, respectively. Consolidated income tax benefit was $696 thousand for the nine months ended September 30, 2007. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in each period was offset by a valuation allowance The net tax benefit recognized in each period resulted from the reversal of reserves that related to uncertain tax positions for which the statute of limitations expired during the period in the applicable tax jurisdictions.
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

     In March 2007, we sold Pacific Title & Art Studio for net cash proceeds of approximately $21.9 million, including $2.3 million cash to be held in escrow. As a result of the sale, we recorded a pre-tax gain of $2.7 million in the first quarter of 2007. During the three months and nine months ended September 30, 2008, the Company recorded a loss of $1.1 million and $1.6 million, respectively, which is included in discontinued operations. These amounts related to additional compensation paid to the former CEO of Pacific Title & Art Studio in connection with the March 2007 sale and related legal fees. Pacific Title & Art Studio is reported in discontinued operations for all periods presented.
     On March 8, 2007, Clarient sold its ACIS technology group for net cash proceeds of $11.0 million (excluding $1.5 million in contingent purchase price). As a result of the sale, Clarient recorded a pre-tax gain of $3.6 million in the first quarter of 2007. The ACIS technology group is reported in discontinued operations for all periods presented.
     The loss from discontinued operations, net of tax in the first nine months of 2008 of $9.2 million was primarily attributable to the $3.6 million impairment loss recorded in the first quarter of 2008 related to the Bundle Transaction, the 2008 operating results of Acsis, Alliance Consulting and Laureate Pharma through May 6, 2008 and expenses for additional compensation paid to the former CEO of Pacific Title & Art Studio and related legal fees. The loss from discontinued operations in the first nine months of 2007 of $15.8 million was primarily attributable to the loss from operations of Acsis, Alliance Consulting and Laureate Pharma, partially offset by the gain on sale of Pacific Title & Art Studio and the gain on sale of Clarient’s ACIS technology group.
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
     As of September 30, 2008, at the parent company level, we had $46.3 million of cash and cash equivalents and $60.8 million of marketable securities for a total of $107.1 million. In addition to the amounts above, we had $2.0 million in escrow associated with our interest payments due on our 2024 Debentures through March 2009, $6.9 million of cash held in escrow, including accrued interest, and Clarient, our consolidated partner company, had cash and cash equivalents of $1.9 million.
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
     In April 2008, we received net cash proceeds of $20.5 million that were released from escrow related to our October 2006 sale of Mantas, Inc. and in September 2008, we received $1.8 million cash proceeds that were released from escrow related to our March 2009 sale of Pacific Title & Art Studio.
     In February 2004, we completed the sale of the 2024 Debentures. At September 30, 2008, we had $91.0 million in face value of the 2024 Debentures outstanding. Interest on the 2024 Debentures is payable semi-annually. At the holders’ option, the 2024 Debentures are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the 2024 Debentures is $7.2174 of principal amount per share. The closing price of our common stock on September 30, 2008 was $1.25. The 2024 Debentures holders have the right to require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest. The 2024 Debentures holders also have the right to require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we have the right to redeem all or some of the 2024 Debentures commencing March 20, 2009. During the third quarter 2008, the Company repurchased $38.0 million in face value of the 2024 debentures for $30.0 million in cash, including accrued interest. In connection with the repurchase, the Company recorded $0.4 million of expense related to the acceleration of deferred debt issuance costs associated with the 2024 debentures, resulting in a net gain of $7.6 million which was included in other income. During 2006, we repurchased $21.0 million in face value of the 2024 Debentures for $16.4 million in cash, including accrued interest.

     On May 2, 2008, our Board of Directors authorized us, from time to time and depending on market conditions, to repurchase shares of our outstanding common stock, with up to an aggregate value of $10.0 million, exclusive of fees and commissions. These repurchases, as well as any repurchases of 2024 Debentures, have and will be made in open market or privately negotiated transactions in compliance with the U.S. Securities and Exchange Commission and other applicable legal requirements. The manner, timing and amount of any purchases have and will be determined by us based upon an evaluation of market conditions, stock price and other factors. Our Board of Directors’ authorizations regarding common stock and 2024 Debenture repurchases do not obligate us to acquire any particular amount of common stock or 2024 Debentures and may be modified or suspended at any time at our discretion. During the three and nine months ended September 30, 2008, we repurchased approximately 813 thousand and 975 thousand shares of common stock at a cost of $1.1 million and $1.3 million, respectively.
     We maintain a revolving credit facility that provides for borrowings and issuances of letters of credit and guarantees up to $30.0 million. This revolving credit facility expires on June 29, 2009. Borrowing availability under the facility is reduced by the amounts outstanding for our borrowings and letters of credit and amounts guaranteed under Clarient’s facility maintained with that same lender. This credit facility bears interest at the prime rate (5.0% at September 30, 2008) for outstanding borrowings. The credit facility is subject to an unused commitment fee of 0.125% per annum, which is subject to reduction based on deposits maintained at the bank. The credit facility requires us to maintain an unrestricted cash collateral account at that same bank, equal to our borrowings and letters of credit and amounts borrowed by Clarient under the guaranteed portion of its facility maintained with that same bank. At September 30, 2008, the required cash collateral, pursuant to the credit facility agreement was $18.6 million, which amount is included within Cash and cash equivalents on our Consolidated Balance Sheet as of September 30, 2008.
     Availability under our revolving credit facility at September 30, 2008 was as follows:

Total
(In thousands)
(unaudited)
Size of facility	$30,000
Guaranty of Clarient’s facility at same bank (a)	(12,300)
Outstanding letter of credit (b)	(6,336)

Amount available at September 30, 2008	$11,364

(a)	The Company’s ability to borrow under its credit facility is limited by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under Clarient’s facility maintained at the same bank.

(b)	In connection with the sale of CompuCom in 2004, we provided a letter of credit, to the landlord of CompuCom’s Dallas headquarters which letter of credit will expire on March 19, 2019, in an amount equal to $6.3 million.
     We have committed capital of approximately $7.7 million, including conditional commitments to provide non-consolidated partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $7.5 million which is expected to be funded in the next 12 months. We do not intend to commit to new investments in additional private equity funds and may seek to further reduce our current ownership interests in, and our existing commitments to, the funds in which we hold interests.
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
     In May 2001, we entered into a $26.5 loan agreement with Warren V. Musser, our former Chairman and Chief Executive Officer. In December 2006, we restructured the obligation to reduce the amount outstanding to $14.8 million, bearing interest rate of 5.0% per annum. Cash payments, when received, are recognized as Recovery-related party in our Consolidated Statements of Operations. Since 2001 and through September 30, 2008 we received a total of $16.3 million in cash payments on the loan, of which $3 thousand was received during the first nine months of 2008. The carrying value of the loan at September 30, 2008 was zero.

     We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for further distribution to such fund’s limited partners (the “clawback”). The maximum clawback we could be required to return for our general partner interest is $3.6 million, of which $1.1 million was reflected in accrued expenses and other current liabilities and $2.5 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2008.
     Our previous ownership in the general partners of the funds which have potential clawback liabilities ranges from 19-30%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. The funds have taken several steps to reduce the potential liabilities should other general partners default, including withholding all general partner distributions and placing them in escrow and adding rights of set-off among certain funds. We believe our potential liability due to the possibility of default by other general partners is remote.
     For the reasons we presented above, we believe our cash and cash equivalents at September 30, 2008, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including commitments to our existing companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.
  Consolidated Partner Company
     Clarient, our consolidated partner company, incurred losses in 2007 and the first nine months of 2008 and may need additional capital to fund their operations. From time-to-time, Clarient may require additional debt or equity financing or credit support from us to fund planned expansion activities. If we decide not to, or cannot provide sufficient capital resources to allow them to reach a positive cash flow position, and they are unable to raise capital from outside resources, they may need to scale back their operations. As described below, we have renewed, expanded and extended a revolving line of credit to Clarient. Alliance Consulting, Acsis and Laureate Pharma were among the Bundle Companies sold on May 6, 2008 as part of the Bundle Transaction. We will not have any continuing involvement with the funding requirements of these companies.
     Clarient maintains a credit facility with its bank that provides for borrowings of up to $12.0 million. This facility contains financial and non-financial covenants and matures February 26, 2009.
     On July 31, 2008, Clarient entered into a separate $8.0 million secured revolving credit facility. Actual availability under the facility is limited by Clarient’s qualified accounts receivable and certain liquidity factors. Clarient reduced indebtedness to us under the Mezzanine Facility (defined below) with a portion of the proceeds borrowed under the revolving credit facility.
     In March 2007, we provided a subordinated revolving credit line (the “Mezzanine Facility”) to Clarient. Under the Mezzanine Facility, we committed to provide Clarient access to up to $12.0 million in working capital funding, which was reduced to $6.0 million as a result of the ACIS Sale. The Mezzanine Facility originally had a term expiring on December 8, 2008. On March 14, 2008, the Mezzanine Facility was extended through April 15, 2009 and increased from $6.0 million to $21.0 million. In connection with the extension and increase of the Mezzanine Facility, we received from Clarient five-year warrants to purchase shares of Clarient common stock with an exercise price of $0.01 per share. We received 1.6 million of these warrants at the time of the extension of the Mezzanine Facility and we received an additional 1.7 million warrants through September 2, 2008 based on the amount of borrowings remaining outstanding under the Mezzanine Facility at certain interim dates. The Mezzanine Facility is subject to reduction to $6.0 million under certain circumstances involving the completion of replacement financing by Clarient. At September 30, 2008, $10.4 million was outstanding under the Mezzanine Facility.
     In September 2006, Clarient entered into a $5.0 million senior secured revolving credit agreement with a third party lender. Borrowing availability under the agreement was based on the amount of Clarient’s qualified accounts receivable, less certain reserves. The agreement bore interest at variable rates based on the lower of 30-day LIBOR plus 3.25% or the prime rate plus 0.5%. On March 17, 2008, Clarient borrowed $4.6 million under the Mezzanine Facility to repay and terminate this facility, and borrowed $2.8 million under the Mezzanine Facility to repay and terminate its equipment line of credit with the same lender.
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
     Analysis of Parent Company Cash Flows
     Cash flow activity for the Parent Company was as follows:

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Net cash used in operating activities	$(11,504)	$(13,214)
Net cash (used in) provided by investing activities	(5,679)	59,612
Net cash (used in) provided by financing activities	(31,181)	586

	$(48,364)	$46,984

     Cash Used In Operating Activities
          Cash used in operating activities decreased $1.7 million. The change was primarily related to working capital changes.
     Net Cash (Used in) Provided by Investing Activities
          Net cash used in investing activities increased by $65.3 million. The increase was primarily related to an increase in cash used to purchase marketable securities of $153.8, an increase in cash used for advances to companies of $12.3 million offset by a $64.9 increase in the proceeds from the sale of discontinued operations and a decrease of $37.7 million in cash used in acquisitions of ownership interests in partner companies and funds.
          Proceeds from sale of discontinued operations for the nine month period ended September 30, 2008 includes net cash proceeds of $65.7 million from the sale of Acsis, Alliance Consulting and Laureate as part of the Bundle Sale, excluding amounts held in escrow, $20.5 million net proceeds released from escrow related to our October 2006 sale of Mantas, Inc. and $1.8 million proceeds released from escrow related to the March 2007 sale of Pacific Title & Art Studio, partially offset by $3.7 million paid to the former CEO of Pacific Title & Art Studio in connection with the March 2007 sale including related legal fees. Included in the net cash used in investing activities in the nine months ended September 30, 2008 was $3.0 million we paid related to our estimated clawback liabilities.
     Net Cash (Used In) Provided By Financing Activities
          Net cash used in financing activities increased $31.8 million primarily due to the $30.0 million repurchase of the convertible senior debentures and $1.3 million purchases of treasury stock.
     Consolidated Working Capital from Continuing Operations
          Consolidated working capital from continuing operations, excluding assets held for sale was $106.4 million at September 30, 2008, an increase of $10.7 million compared to December 31, 2007. The increase was primarily due to proceeds from the Bundle Sale (see Note 3).

     Analysis of Consolidated Company Cash Flows
          Cash flow activity was as follows:

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Net cash used in operating activities	$(17,696)	$(32,153)
Net cash (used in) provided by investing activities	(2,372)	62,113
Net cash (used in) provided by financing activities	(26,887)	16,169

	$(46,955)	$46,129

     Net Cash Used In Operating Activities
          Net cash used in operating activities decreased $14.5 million in the first nine months of 2008 compared to the prior year period. The decrease was primarily related to working capital changes and a decrease in cash used in operating activities of discontinued operations.
     Net Cash Provided by Investing Activities
          Net cash used in investing activities increased by $64.5 million. The increase was primarily related to an increase in cash used to purchase marketable securities of $153.8 million, an increase in cash used for advances to companies of $3.8 million offset by a $54.0 million increase in the proceeds from the sale of discontinued operations, a decrease of $34.7 million in cash used in acquisitions of ownership interests in partner companies and funds and a $3.4 million decrease in cash used in investing activities by discontinued operations.
          Proceeds from sale of discontinued operations for the nine-month period ended September 30, 2008 includes net cash proceeds of $65.7 million from the sale of Acsis, Alliance Consulting and Laureate as part of the Bundle Sale, excluding amounts held in escrow, and $20.5 million net proceeds released from escrow related to our October 2006 sale of Mantas, Inc. and $1.8 million proceeds released from escrow related to the March 2007 sale of Pacific Title & Art Studio, partially offset by $3.7 million paid to the former CEO of Pacific Title & Art Studio in connection with the March 2007 sale.
          Included in the net cash provided by investing activities in the nine months ended September 30, 2008 was $3.0 million we paid related to our estimated clawback liabilities.
     Net Cash (Used In) Provided by Financing Activities
          Net cash used in financing activities increased $43.1 million primarily due to the $30.0 million repurchase of the convertible senior debentures, decrease in net borrowings on revolving credit facilities of $4.7 million, a $1.3 million purchase of treasury stock and a decrease of $6.8 million in cash flows provided by financing activities of discontinued operations.

Contractual Cash Obligations and Other Commercial Commitments
          The following table summarizes our contractual obligations and other commercial commitments related to continuing operations as of September 30, 2008 by period due or expiration of the commitment.

	Payments Due by Period
		Rest of	2009 and	2011 and	Due after
	Total	2008	2010	2012	2013
	(In millions)

Contractual Cash Obligations
Lines of credit (a)	$14.4	$—	$14.4	$—	$—
Capital leases	0.6	0.1	0.5	—	—
Convertible senior debentures (b)	91.0		—	—	91.0
Operating leases	15.0	0.4	4.3	4.4	5.9
Funding commitments (c)	7.7	0.4	7.3	—	—
Potential clawback liabilities (d)	3.6	1.1	2.5	—	—
Other long-term obligations (e)	2.3	0.2	1.3	0.8	—

Total Contractual Cash Obligations	$134.6	$2.2	$30.3	$5.2	$96.9

	Amount of Commitment Expiration by Period
		Rest of	2009 and	2011 and	Due after
	Total	2008	2010	2012	2012
	(in millions)
Other Commitments
Letters of credit (f)	$9.3	$—	$3.0	$—	$6.3

(a)	Clarient maintains a credit facility with a bank which we guarantee. Outstanding borrowings under the credit facility amounted to $9.0 million at September 30, 2008. In addition, Clarient had $5.4 million outstanding at September 30, 2008 under a senior secured revolving credit agreement which is secured by Clarient’s accounts receivable and related assets. Guarantees of $31.5 million were eliminated upon the closing of the Bundle Transaction.

(b)	In February 2004, we completed the issuance of $150.0 million in face value of the 2024 Debentures with a stated maturity of March 15, 2024. During the third quarter of 2008 and during 2006, we repurchased $38.0 million and $21.0 million, respectively, in face value of the 2024 Debentures. The 2024 Debenture holders have the right to require us to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest.

(c)	These amounts include funding commitments to private equity funds which have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management. Also included are $6.5 million conditional commitments to provide non-consolidated partner companies with additional funding.

(d)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (the “clawback”). The maximum clawback we could be required to return is approximately $3.6 million, of which $1.1 million was reflected in accrued expenses and other current liabilities and $2.5 million was reflected in other long-term liabilities on the Consolidated Balance Sheets.

(e)	Reflects the amount payable to our former Chairman and CEO under a contract.

(f)	Letters of credit include a $6.3 million letter of credit provided to the landlord of CompuCom’s Dallas headquarters lease in connection with the sale of CompuCom in 2004 and a $3.0 million letter of credit issued by Clarient supporting its office lease.

          We have employment agreements with certain executive officers that provide for severance payments to the executive officer in the event the officer is terminated without cause or in the event the officer terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $8.0 million at September 30, 2008.
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
          Our consolidated financial results also may vary significantly based upon which partner companies are included in our financial statements. For example:
▪	For the three and nine months ended September 30, 2008, we consolidated the results of operations of Clarient in continuing operations. In our Form 10-K for the year ended December 31, 2007, we consolidated the results of operations of Acsis, Alliance Consulting, Clarient, and Laureate Pharma in continuing operations. The Bundle Transaction closed on May 6, 2008 and included the sale of three of our majority-owned partner companies – Acsis, Alliance Consulting and Laureate Pharma.
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
          Fluctuations in the market prices of the common stock of our publicly traded holdings are likely to affect the price of our common stock. The market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. For example, the aggregate market value of our holdings in Clarient (Nasdaq: CLRT), our only publicly listed partner company, at September 30, 2008 was approximately $74.5 million, and at December 31, 2007 was approximately $86.8 million.
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
Recent economic disruptions and downturns may have negative repercussions for the Company.
          Recent events in the United States and international capital markets, debt markets and economies generally may negatively impact the Company’s ability to pursue certain of its tactical and strategic initiatives, such as: accessing additional public or private equity or debt financing for itself or for its partner companies; and selling the Company’s interests in its partner companies on terms acceptable to the Company and in time frames consistent with our expectations.
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
Recent economic disruptions and downturns may negatively affect our partner companies’ plans and their results of operations.
          Many of our partner companies are largely dependant upon outside sources of capital to fund their operations. Disruptions in the availability of capital from such sources will negatively affect the ability of such partner companies to pursue their business models and will force such companies to revise their growth and development plans accordingly. Any such changes will, in turn, affect the ability of the Company to realize the value of its capital deployments in such companies.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to equity price risks on the marketable portion of our securities. These securities include equity positions in partner companies, many of which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure on securities. Based on closing market prices at September 30, 2008, the fair market value of Clarient, our only publicly traded partner company, was approximately $74.5 million. A 20% decrease in Clarient’s stock price would result in an approximate $14.9 million decrease in the fair value of our holding in Clarient.
          In February 2004, we completed the issuance of $150.0 million in face value of our 2024 Debentures with a stated maturity of March 15, 2024. During the third quarter 2008, we repurchased $38.0 million in face value of the 2024 debentures for $30.0 million in cash. In 2006, we repurchased a total of $21.0 million in face value of the 2024 Debentures. Interest payments of approximately $1.2 million each are due on the now outstanding 2024 Debentures in March and September of each year. The holders of these 2024 Debentures have the right to require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount plus accrued and unpaid interest. In October 2004, we used approximately $16.7 million of the proceeds from the CompuCom sale to escrow interest payments due through March 15, 2009.

	Remainder				Fair Market Value
	of			After	at
Liabilities	2008	2009	2010	2010	September 30, 2008
2024 Debentures due by year (in millions)	—	—	—	$91.0	$63.0
Fixed interest rate	2.625%	2.625%	2.625%	2.625%	2.625%
Interest expense (in millions)	$0.6	$2.4	$2.4	$31.5	N/A

Item 4. Controls and Procedures
          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2007 that were not remediated as of September 30, 2008, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
          We have begun efforts to design and implement improvements in our internal controls over financial reporting to address the material weaknesses discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2007. On June 1, 2008, Clarient went effective with its in-house billing and collection system. During the three months ended September 30, 2008, Clarient’s third-party billing provider continued to process collections of outstanding accounts receivable dated prior to June 1, 2008. Effective October 31, 2008, Clarient’s agreement with its third-party billing provider was terminated and Clarient will, going forward, process its own collections for outstanding pre-June 1, 2008 accounts receivable. As of September 30, 2008, we continue to evaluate the operating effectiveness of our internal controls over financial reporting, which include our remediation plan and testing of the aforementioned material weaknesses and evaluation of the new internal controls implemented over Clarient’s in-house billing and collection system.
          In light of these unremediated material weaknesses and the new internal controls over Clarient’s in-house billing and collection system, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe that our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
          No other change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our business strategy involves the acquisition of interests in new businesses on an on-going basis, most of which are young, growing companies. Typically, these companies have not historically had all of the controls and procedures they would need to comply with the requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder. These companies also frequently develop new products and services. Following an acquisition, or the launch of a new product or service, we work with the company’s management to implement all necessary controls and procedures.

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
     Fluctuations in the market prices of the common stock of our publicly-traded holdings are likely to affect the price of our common stock. The market prices of our publicly-traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. For example, the aggregate market value of our holdings in Clarient (Nasdaq: CLRT) at September 30, 2008 was approximately $74.5 million, and at December 31, 2007 was approximately $86.8 million.
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
          Our consolidated financial results also may vary significantly based upon which partner companies are included in our financial statements. For example:
▪	For the three and nine months ended September 30, 2008, we consolidated the results of operations of Clarient in continuing operations. In our Annual Report on Form 10-K for the year ended December 31, 2007 we consolidated the results of operations of Acsis, Alliance Consulting, Clarient, and Laureate Pharma in continuing operations. The Bundle Transaction closed on May 6, 2008 and included the sale of three of our majority-owned partner companies — Acsis, Alliance Consulting and Laureate Pharma.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes repurchases of our common stock in the nine months ended September 30, 2008:

				Approximate Dollar
			Total Number of	Value of Shares That
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under the
Period	Purchased	Per Share	Announced Plan	Plan (in thousands)
June 1 – 30, 2008	161,600	$1.36	161,600	$9,780
July 1 – 31, 2008	399,500	$1.22	399,500	$9,293
August 1 – 31, 2008	241,700	$1.38	241,700	$8,959
September 1 – 30, 2008	172,100	$1.37	172,100	$8,724

Total	974,900	$1.31	974,900	$8,724

     On May 7, 2008, we announced that our Board of Directors had authorized us, from time to time and depending on market conditions, to repurchase shares of our outstanding common stock, with up to an aggregate value of $10.0 million, exclusive of fees and commissions. This authorization has no expiration date. Our Board of Directors’ authorization regarding common stock repurchases does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion.
Item 4. Submission of Matters to a Vote of Security Holders
     The shareholders of the Company voted on three items of business at the Annual Meeting of Shareholders held on July 23, 2008:
1.	The election of eleven directors;

2.	A proposal to amend the Company’s Second Amended and Restated Articles of Incorporation to effect a reverse stock split of the Company’s outstanding common stock at an exchange ratio of not less than 1-for-4 and not more than 1-for-8, and authorize the Company’s Board of Directors, in its discretion, to implement the reverse stock split within this range at any time prior to the Company’s 2009 annual meeting of shareholders; and

3.	A proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.
     The nominees for director were elected based upon the following votes:

NOMINEE	VOTES FOR	VOTES WITHHELD
Peter J. Boni	99,043,819	7,400,221
Michael J. Cody	102,791,526	3,652,514
Julie A. Dobson	99,128,761	7,315,279
Robert E. Keith, Jr.	99,073,464	7,370,576
Andrew E. Lietz	102,764,749	3,679,291
George MacKenzie	102,441,858	4,002,182
George D. McClelland	102,462,821	3,981,219
Jack L. Messman	102,726,375	3,717,665
John W. Poduska, Sr.	102,690,450	3,753,590
John J. Roberts	102,441,901	4,002,139
Robert J. Rosenthal	102,454,552	3,989,488
The proposal to amend the Company’s Second Amended and Restated Articles of Incorporation to effect a reverse stock split of the Company’s outstanding common stock at an exchange ratio of not less than 1-for-4 and not more than 1-for-8, and authorize the Company’s Board of Directors, in its discretion, to implement the reverse stock split within this range at any time prior to the Company’s 2009 annual meeting of shareholders, received the following votes:

97,173,369	VOTES FOR
8,895,537	VOTES AGAINST
375,134	ABSTENTIONS
15,091,520	NOT VOTED

The proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 received the following votes:

104,837,250	VOTES FOR
1,028,201	VOTES AGAINST
578,589	ABSTENTIONS
15,091,520	NOT VOTED

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

Incorporated Filing Reference
Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number
10.1 *	Compensation Summary — Non-Employee Directors	Form 10-Q 8/11/08	10.6

10.2	First Amendment and Waiver of Amended and Restated Senior Subordinated Revolving Credit Agreement, dated July 31, 2008, by and between Clarient, Inc. and Safeguard Delaware, Inc.	(1)	10.3

10.3	Third Amendment and Waiver to Amended and Restated Loan Agreement, dated as of July 31, 2008, by and between Comerica Bank and Clarient, Inc.	(1)	10.2

10.4 * †	1999 Equity Compensation Plan, as amended and restated on October 21, 2008	—	—

10.5 †	2001 Associates Equity Compensation Plan, as amended and restated on October 21, 2008	—	—

10.6 * †	2004 Equity Compensation Plan, as amended and restated on October 21, 2008	—	—

14.1 †	Code of Business Conduct and Ethics	—	—

31.1 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2 †	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith

(1)	Incorporated by reference to the Current Report on Form 8-K filed on August 4, 2008 by Clarient, Inc. (SEC File No. 000-22677).

*	Management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

Date: November 6, 2008	PETER J. BONI

Peter J. Boni
President and Chief Executive Officer

Date: November 6, 2008	STEPHEN T. ZARRILLI

Stephen T. Zarrilli
Senior Vice President and Chief Financial Officer