Form 10-K
period 2008-12-31
SAFEGUARD SCIENTIFICS INC
filed 2009-03-19
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $149,773,608 based on the closing sale price as reported on the New York Stock Exchange.
The number of shares outstanding of the Registrant’s Common Stock, as of March 16, 2009 was 121,839,293.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

SAFEGUARD SCIENTIFICS, INC.
FORM 10-K
DECEMBER 31, 2008

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
We strive to create long-term value for our shareholders by helping our partner companies in their efforts to increase market penetration, grow revenue and improve cash flow in order to create long-term value. We concentrate on companies that operate in two categories:
Technology — including companies focused on providing software as a service (SaaS), technology-enabled services and vertical software solutions for healthcare information technology, the financial services sector and internet-based businesses; and
Life Sciences — including companies focused on molecular and point-of-care diagnostics, medical devices, regenerative medicine and specialty pharmaceuticals.
In 2008, our management team executed against the following objectives, to:
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

To meet these strategic objectives during 2008, Safeguard focused on, and will continue to focus on:
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
Significant 2008 Highlights
We are proud of the following key accomplishments that occurred during 2008:
•
In May 2008, we consummated the sale of five legacy partner companies: Acsis, Inc., Alliance Consulting Group Associates, Inc., Laureate Pharma, Inc., Neuronyx, Inc. and ProModel Corporation. Safeguard received gross proceeds of approximately $74.5 million as a result of this transaction. In addition, Safeguard was released from an aggregate of $31.5 million in debt guarantees involving certain of the companies which were sold.

•
In July 2008, Safeguard deployed $3.35 million in a Series C financing for Swaptree.com, an internet-based service that leverages a proprietary technology to enable users to swap books, CDs, DVDs and video games for free. Based in Boston, Massachusetts, Swaptree is using the financing for continued technological and operational development, marketing support and senior management recruitment.

•
In September and December 2008, Safeguard deployed $3.5 million in a $12 million Series A financing with Oxford Bioscience Partners for Molecular Biometrics, Inc. The metabolomics company’s lead product, ViaMetrics-E™, is a diagnostic procedure designed to help identify the most viable embryos with the greatest reproductive potential for in vitro fertilization (IVF). Molecular Biometrics is utilizing the financing to launch its patented technology in Europe, Japan and Australia in 2009.

•
In October 2008, Safeguard deployed $7.5 million in a $21 million Series C financing for Tengion, Inc., a clinical stage regenerative medicine company focused on the development of neo-organs and neo-tissues. The funding is primarily being utilized to support phase II clinical trials for the Tengion Neo-Bladder® Augment and Neo-Bladder® Conduit. These will be the first products to utilize the body’s own regenerative cells and harness them to develop and complete regeneration of the bladder.

•
In November 2008, Safeguard deployed $2.5 million in a $10.4 million Series AA financing for Garnet BioTherapeutics, Inc., a clinical stage regenerative medicine company targeting the acceleration of healing and reduced scarring associated with surgical procedures and other dermatologic conditions. Garnet Biotherapeutics is using the financing to support research and Phase II clinical trials for its proprietary human adult bone marrow-derived cells, along with manufacturing and development.

•
We augmented our Technology and Life Sciences Advisory Boards with key new members and leveraged these boards to provide critical and timely analysis and guidance regarding Safeguard, our partner companies and a variety of deal opportunities.

Our Strategy
We focus on companies that address the strategic challenges facing businesses today and the opportunities they present. We believe these challenges have five general themes:
•
Maturity — Many existing technologies, solutions and therapies are reaching the end of their designed lives or patent protection; the population of the U.S. is aging; and many businesses based on once-novel technologies are now facing consolidation and other competitive pressures. The IT infrastructure is maturing and the sectors are consolidating.

•
Migration — Many technology platforms are migrating to newer technologies and facing changing cost structures; many medical treatments are moving toward earlier stage intervention; and many business models are migrating toward different revenue-generation models integrating technologies and services.

•
Convergence — Many technology and life sciences businesses are intersecting in fields like medical devices and targeted diagnostics for targeted therapies. Within life sciences itself, devices, diagnostics and therapeutics are converging.

•
Compliance — Regulatory compliance is driving buying behavior in technology and life sciences. HIPPA, Sarbanes-Oxley, the FDA, the Patriot Act and the SEC are all telling businesses how to spend their money.

•	Cost containment — The importance of cost containment grows as healthcare costs and IT infrastructure maintenance costs grow and as a recessionary dynamic weakens sectors of the economy.
These themes tend to drive growth and attract entrepreneurs who need capital support and strategic guidance. Safeguard deploys capital along with management expertise, process excellence and marketplace insight designed to provide tangible benefits to our partner companies.
Our corporate staff (28 employees at December 31, 2008) is dedicated to creating long-term value for our shareholders by helping our partner companies build value and by finding additional acquisition opportunities.

Identifying Opportunities
Safeguard’s go-to-market strategy, including marketing and sourcing activities, is designed to generate a large volume of high-quality opportunities to acquire majority or primary shareholder stakes in partner companies. Our principal focus is on acquiring such stakes in growth-stage companies that have attractive growth prospects within the technology and life sciences industries. Generally, we prefer candidates:
•	operating in large and/or growing markets;
•	with barriers to entry by competitors, such as proprietary technology and intellectual property, or other competitive advantages;
•	with capital requirements between $5 million and $50 million; and
•	with a compelling strategy for achieving growth.
We target our sourcing efforts on the Eastern U.S., however, our in-bound deal sourcing leads generate candidate opportunities throughout the U.S. and southeastern Canada. Our in-bound deal sourcing comes from a variety of sources, including investment bankers, syndication partners, existing partner companies and advisory board members.
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

Competition. We face intense competition from other companies that acquire, or provide capital to, technology and life sciences businesses. Competitors include venture capital and, occasionally, private equity investors, as well as companies seeking to make strategic acquisitions. Many providers of growth capital also offer strategic guidance, networking access for recruiting and general advice. Nonetheless, we believe we are a preferable capital provider to potential partner companies because our strategy and capabilities offer:
•	responsive operational assistance, including strategy design and execution, business development, corporate development, sales, marketing, finance, risk management, human resources and legal support;
•	the flexibility to structure minority or majority transactions with or without debt;
•	occasional liquidity opportunities for founders and existing investors;
•	a focus on maximizing risk-adjusted value growth, rather than absolute value growth within a narrow or predetermined time frame;
•	interim c-level management support, as needed;
•	opportunities to leverage Safeguard’s balance sheet for borrowing and stability; and
•	a record of building revenue growth in our partner companies.
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
Strategic Support. By helping our partner companies’ management teams remain focused on critical objectives through the provision of human, financial and strategic resources, we believe we are able to accelerate their development and success. We play an active role in determining the strategic direction of our partner companies, including:
•	defining short- and long-term strategic goals;
•	identifying and planning for the critical success factors to reach these goals;
•	identifying and addressing the challenges and operational improvements required to achieve the critical success factors and, ultimately, the strategic goals;
•	identifying and implementing the business measurements that we and others will apply to measure a company’s success; and
•	providing capital to drive growth.
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
Our Partner Companies
An understanding of our partner companies is important to understanding Safeguard and its value-building strategy. Following are more detailed descriptions of the partner companies in which we owned a stake at December 31, 2008. The indicated ownership percentage is presented as of December 31, 2008 and reflects the percentage of the vote we are entitled to cast based on issued and outstanding voting securities (on a common stock equivalent basis), excluding the effect of options, warrants and convertible debt.
In May, 2008 we completed the sale of our interests in Acsis, Inc., Alliance Consulting Group Associates, Inc., Laureate Pharma, Inc., Neuronyx, Inc. and ProModel Corporation (the “Bundle Transaction”).

Clarient, Inc.	(Safeguard Ownership: 60.4%)
General. Clarient (www.clarientinc.com) is an advanced oncology diagnostics services company that combines innovative technologies, meaningful test results, and world-class expertise to improve the lives of those affected by cancer by bringing clarity to a complex disease.
Opportunity. Safeguard first took an ownership interest in Clarient in 1996, and we have increased our ownership position over time. Shares of Clarient’s common stock trade on the Nasdaq Capital Market under the symbol “CLRT.”
We believe that the growing demand for personalized medicine and the continued aging of the world’s population, coupled with the higher incidence of cancer among seniors, support an expanding market for Clarient’s services. Clarient estimates that the market for advanced cancer diagnostic testing will increase from an estimated $2.0 billion today, to over $3.0 billion by 2012, based upon industry analyst data.
Strategy. Clarient’s goal is to position itself within a wide-range of the oncology diagnostics markets, including molecular marker development and molecular marker clinical validation through a technology-empowered laboratory. Clarient has deployed the best available testing platforms, which are connected to its internet-based platform, PATHSiTE®, that delivers critical information to community pathologists, oncologists, and pharmaceutical researchers. Clarient focuses on developing high-value, revenue generating opportunities by connecting its medical expertise and intellectual property with its strong commercial team to commercialize novel diagnostic tests (also referred to as “novel markers” or “biomarkers”) which detect characteristics of an individual’s tumor or disease that, once identified and qualified, allow for more accurate prognosis, diagnosis, and treatment. In addition, Clarient is working to identify specific partners and technologies where it can assist in the commercialization of third-party developed novel diagnostic tests. Clarient believes that broader discovery and use of novel diagnostic tests will clarify and simplify decisions for healthcare providers and the biopharmaceutical industry.
Services. Clarient provides a wide range of cancer diagnostic and consultative services which include technical laboratory services and professional interpretation; such reports and analyses are provided through its internet-based application, PATHSiTE.™
Clarient’s anatomic pathology services are focused on the most common types of solid tumors: breast, prostate, lung and colon, representing over 80% of annual diagnosed cases in the United States. Clarient also offers an extensive menu of hematopathology testing for leukemia and lymphoma.

Clarient’s laboratory continues to expand its service offerings as new assays emerge. Clarient also provides a complete complement of commercial services to biopharmaceutical companies and other research organizations, ranging from drug discovery assistance to the development of directed diagnostics through clinical trials. Clarient’s menu of specialized technologies used to assess and characterize cancer include: immunohistochemistry (IHC), flow cytometry, molecular/PCR, fluorescent in situ hybridization (FISH), cytogenetics, and histology.
Sales and Marketing. Clarient’s primary target market includes community pathology practices and hospitals. The process of selling diagnostic services requires a knowledgeable and skilled diagnostic sales force that can help pathologists understand the mechanisms of targeted therapy and the value of prognostic and predictive testing which Clarient offers. Clarient’s sales approach is designed to understand current or potential customers’ needs and to then provide the appropriate solutions from its expanding range of diagnostic services. Clarient’s marketing efforts continued to focus on establishing a strong and distinctive brand identity for diagnostic services, with a core focus of targeting community pathologists. Clarient uses CONTiNUUM™, its national and regional seminar and webcast programs to provide a collaborative environment between potential customers and its advisory board and medical staff. Clarient also uses a web-based sales system to optimize customer and territory management.
Patents and Proprietary Technology. Clarient is focused on developing an intellectual property portfolio for its laboratory service methodologies which utilizes automated cellular instrumentation, rare event identification, and its proteomic mathematic capabilities. In addition, Clarient holds trademarks to protect the names of its service offerings. To protect its trade secrets and proprietary know-how, Clarient utilizes confidentiality agreements with its employees, consultants, customers, business partners, and other third parties.
In March 2007, Clarient sold its technology business (which developed, manufactured and marketed the ACIS Automated Image Analysis System) and related intellectual property to Carl Zeiss MicroImaging, Inc. (“Zeiss”) (the “ACIS Sale”). As part of the ACIS Sale, Clarient transferred its patent portfolio and other intellectual property relating to its technology business to Zeiss. Clarient entered into a license agreement with Zeiss pursuant to which Zeiss granted Clarient a non-exclusive, perpetual, and royalty-free license to certain of the transferred patents, copyrights, and software code for use in connection with image applications (excluding the sales of imaging instruments) and its laboratory services business. Clarient believes this license will be useful in its development of new tests, applications, unique analytical capabilities, and other service offerings, including the development of proprietary tests.
Competition. Competition in the diagnostic services industry is intense and has increased with the rapid pace of technological development. The oncology testing marketplace has been consolidating. The esoteric clinical laboratory business, including flow cytometry, molecular diagnostics, analysis of tumors of unknown origin, and expanded services for IHC and cytogenetics is highly competitive. Clarient’s industry is led by two national laboratories: Laboratory Corporation of America Holdings (also known as LabCorp) and Quest Diagnostics Incorporated. Both companies offer a wide test and product menu with significant financial, sales, and logistical resources, and have extensive contracts with a variety of payor groups. Secondary competitors include laboratories that are affiliated with large medical centers or universities, such as Mayo Medical Laboratories and Associated Regional and University Pathologists. New competitors have more recently entered Clarient’s market and have further heightened the competitive landscape. Clarient anticipates that additional companies will enter its market and will aggressively compete for market share.
Governmental Regulation. Because Clarient operates a clinical laboratory, many aspects of its business are subject to complex federal, state, and local regulations. In 1988, Congress passed the Clinical Laboratory Improvement Amendments (CLIA) establishing quality standards for all laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. Under CLIA, a laboratory is defined as any facility which performs laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of, or assessment of health. CLIA specifies quality standards for proficiency testing, patient test management, quality control, personnel qualifications and quality assurance for laboratories performing non-waived tests. To enroll in the CLIA program, laboratories must register by completing an application, paying fees, being surveyed, if applicable, and becoming certified in the state in which they operate. The State of California Department of Health and Human Services—Laboratory Field Services enforces the state’s requirements to apply for and maintain licensure, CLIA certification, and proficiency testing. CLIA accreditation is maintained through regular inspections by the College of American Pathologists. Clarient’s facilities have been inspected by these authorities and have been issued licenses to manufacture medical devices and provide laboratory diagnostic services in California. Clarient received its California state licensure with CLIA certification in the fourth quarter of 2004. These licenses must be renewed every year. The State of California could prohibit Clarient’s provision of laboratory services if Clarient failed to maintain these licenses.
Facilities. Clarient leases a 78,000 square foot facility in Aliso Viejo, California to accommodate its executive and administrative offices and its diagnostic services laboratory. Clarient currently subleases approximately 14,000 square feet of the space to one subtenant.

Employees. As of December 31, 2008, Clarient had 269 employees: 165 in laboratory diagnostics, research and development and support positions; 62 in executive, finance, billing, and administrative positions; and 42 in sales and marketing positions. Clarient believes that its relationship with its employees is good. In addition to full-time employees, Clarient utilizes the services of various independent contractors, primarily for certain product development, marketing and administrative activities.
LIFE SCIENCES PARTNER COMPANIES

Advanced BioHealing, Inc. (“Advanced BioHealing”)	(Safeguard Ownership: 28.3%)
General. Advanced BioHealing (www.advancedbiohealing.com), is a leader in the science and clinical application of regenerative medicine. Advanced BioHealing develops and markets cell-based and tissue-engineered products that use living cells to repair or replace body tissue damaged by injury, disease or the aging process. The company’s lead product, Dermagraft™ (www.dermagraft.com), is FDA-approved for the treatment of diabetic foot ulcers, a common affliction of persons with diabetes. Since Safeguard’s investment in 2007 and Advanced BioHealing’s official re-launch of Dermagraft, Advanced BioHealing has grown its revenue and has increased its workforce to more than 160 employees to match growing demand.
Opportunity. As the U.S. population ages, the payors in our healthcare system are applying pressure to increase effective treatments while reducing costs. Advanced BioHealing helps healthcare providers meet these constraints for wound patients by providing an innovative and value-oriented healthcare product. We believe the market for Advanced BioHealing’s products will continue to grow as its treatments are adopted and approved for other indications. Industry analysts estimate the market opportunity in the advanced wound care sector at $4 billion and in Advanced BioHealing’s addressable diabetic foot ulcer and intravenous leg ulcer sector at $1 billion.

Alverix, Inc. (“Alverix”)	(Safeguard Ownership: 50.0%)
General. Alverix (www.alverix.com) is an optoelectronics company that produces low-cost, handheld readers with the accuracy and precision of laboratory instruments. Alverix partners with diagnostic and original equipment manufacturers (OEMs) seeking to increase current test accuracy, improve the portability of existing tests, or develop new assays for use at the point-of-care (“POC”). Whether at a physicians’ office, laboratory outreach location, retail clinic or a patient’s home, Alverix’s POC devices enable central laboratory quality results to be obtained where test information is critical to patient care. Previously, this level of performance required expensive laboratory instrumentation. Alverix is building on 30 years of expertise in optical sensors, image processing, software and signal enhancement algorithms to develop proprietary technologies for low-cost, portable detection devices for medical diagnostics and other applications. Alverix was spun out of Avago Technologies, which itself was spun out of Agilent, Inc. Current applications include testing for drugs of abuse (“DOA”), cardiac, cancer and infectious disease. Alverix currently has an OEM contract with Chembio Diagnostic Systems.
Opportunity. As we focus our efforts on companies bringing advanced diagnostic technologies to the market, Alverix presents an opportunity to capitalize on two macro trends: first, the demand for improved cost and efficiency of healthcare delivery; and second, greater consumer control of personal healthcare. Both of these trends are increasing demand for rapid POC tests. Alverix’s detection devices provide immediate, accurate results in POC venues (such as physicians’ offices, clinics, retail environments, workplace or home), with the potential for greater functionality and sensitivity. Because of its disruptive technologies, we believe Alverix will be able to exploit significant portions of the fragmented multi-billion dollar POC market. Additionally, Alverix’s flexible technology platform will permit future product expansions that increase access to new and existing diagnostic tests, as well as promoting next-generation diagnostics designed for broad use by physicians and patients.

Avid Radiopharmaceuticals, Inc. (“Avid”)	(Safeguard Ownership: 13.9%)
General. Avid (www.avidrp.com) is developing molecular imaging agents to detect neurodegenerative diseases such as Alzheimer’s disease (“AD”), Parkinson’s disease (“PD”) and Dementia with Lewy Bodies (“DLB”). Avid is conducting clinical trials at more than 25 research centers across the U.S. and initiated Phase III trials in early 2009 for its amyloid imaging compound, florpiramine F18 (18F-AV-45), which tests for the presence of AD pathology in people with symptoms of cognitive impairment. In the course of these trials, Avid has expanded its pharma collaborations and today has excellent relationships with Lilly, Pfizer and Genentech, as well as with smaller biotech firms.

Opportunity. Avid is developing a new technology that targets the increasing demand for diagnostics for an aging population. We believe that this demand for effective and value-oriented healthcare products will only increase in the future, and Avid is well-positioned to address the critical need to improve diagnosis and characterization of AD, PD and other chronic neurological disorders. The World Health Organization reports that nearly one billion people worldwide are affected by neurological disorders, and an estimated 6.8 million people die every year as a result of neurological disorders. The addressable market for the diagnosis of Alzheimer’s disease alone is estimated at more than $500 million annually. As the global population ages, there is an increasing demand for innovative, accurate solutions to diagnose these diseases. Avid’s vision is to develop novel diagnostic imaging agents to enable earlier and more accurate diagnosis, treatment selection and therapeutic monitoring for these significant medical disorders.

Cellumen, Inc. (“Cellumen”)	(Safeguard Ownership: 40.6%)
General. Cellumen (www.cellumen.com) delivers proprietary services and products to support drug discovery and development. By leveraging its cellular systems biology (“CSB”) technology, Cellumen’s objective is to improve the efficacy, decrease the toxicity and optimize patient stratification and treatment for pharmaceutical companies’ new and existing drugs. The goal of this approach is to obtain accurate measures of efficacy and potential toxicity of these drugs and biologics well before entering expensive clinical testing. Another goal is to improve clinical trial enrollment and increase new drug efficacy by conducting theranostic (predicting response to therapeutics) patient profiling. Cellumen is continuing to develop and commercialize its product catalog and CSB platform. Cellumen’s customers include Eli Lilly, Mitsubishi Tanabe Pharma and Roche, as well as the U.S. Environmental Protection Agency, Food and Drug Administration and National Institutes of Health.
Opportunity. Through CSB, Cellumen is striving to be the leading provider of proprietary solutions for pharmaceutical companies, seeking to drive down costs and increasing the efficacy of drug development and clinical trials. Cellumen’s breakthrough technology is positioned to tap into an annual $2 billion market opportunity in outsourced pharmaceutical R&D programs by focusing on the pharmaceutical industry’s continuous push to improve product development timelines. With the current failure rate in drug development surpassing 90%, there is a clear need within the pharmaceutical industry for more efficient drug discovery methods and technologies. Cellumen has positioned itself to address this need for a lucrative and expanding market.

Garnet BioTherapeutics, Inc. (“Garnet”)	(Safeguard Ownership: 31.2%)
General. Garnet (www.garnetbio.com) is a clinical stage regenerative medicine company targeting the acceleration of healing and reduction of scarring associated with surgical procedures and other dermatologic conditions. Garnet has identified the first in a series of cell products called GBT 009, which is capable of reducing inflammation and promoting healing. These cells are safe, and when applied to a cut or incision, release pro-healing and anti-inflammatory factors that accelerate wound closure and reduce or eliminate scarring. In addition, Garnet has developed proprietary scalable cell expansion technology that can cost-effectively generate a large number of patient doses. Garnet is initially developing its cell-based therapy for cosmetic and dermatologic applications where accelerated healing and reduced scarring are desirable. Garnet expects to initiate Phase II clinical trials for its proprietary human adult bone marrow-derived cells in 2009.
Opportunity. Cosmetic applications such as breast augmentation, abdominoplasty and facelifts represent a market opportunity of more than $1 billion worldwide. Garnet believes that the cell-based therapy may also be applicable for treatment of burns, auto-immune disorders such as psoriasis, and in other conditions where inflammation or scar formation plays an important role in disease pathology. Garnet is well positioned within the regenerative medicine field, which is already yielding the next generation of significant and differentiated medical products.

Molecular BioMetrics, Inc. (“Molecular Biometrics”)	(Safeguard Ownership: 37.8%)
General. Molecular Biometrics (www.molecularbiometrics.com) is a metabolomics company developing novel clinical tools for applications in personalized medicine to more accurately characterize biologic function in health and disease. Currently focused on reproductive health, Molecular Biometrics’ lead product, ViaMetrics-E™, is the first, and only, non-invasive diagnostic procedure designed to help identify the most viable embryos with the greatest reproductive potential for in vitro fertilization (IVF), while reducing multiple births. Current techniques used to determine reproductive potential of embryos are not as effective as they should be in today’s era of personalized medicine. Molecular Biometrics’ objective is to improve upon today’s IVF success rate, which range between 25-35% worldwide, and help shift the medical practice away from multiple embryo transfer, thereby reducing the likelihood of multiple births.

Opportunity. The availability of Molecular Biometrics’ ViaMetrics-E will be revolutionary for the 7.3 million people in the United States, and the millions of others worldwide, who are affected by infertility. This technology will fulfill an unmet medical need and is well positioned to tap into the $4 billion global IVF market. ViaMetrics-E is intended to provide increased accuracy when assessing the viability of an embryo for implantation through IVF. ViaMetrics-E may hold significant potential to increase IVF success rates, while minimizing the number of IVF cycles and/or the number of embryos required to achieve a live birth. ViaMetrics-E could also provide physicians with a procedure that may reduce the incidence, costs, and medical risk associated with multiple births, which constitute more than one-third of births under current IVF methods. Currently, the annual number of assisted reproductive technologies (ART) cycles, with the majority being IVF, exceeds 1 million worldwide. Each IVF cycle in the U.S. costs between $10,000 and $15,000. The ability to reduce the number of IVF cycles and the complications associated with multiple births could result in substantial savings to the overall healthcare system.

NuPathe, Inc. (“NuPathe”)	(Safeguard Ownership: 23.5%)
General. NuPathe (www.nupathe.com) is a specialty pharmaceutical company developing innovative therapeutic products for the treatment of neurological and psychiatric diseases, including migraine and Parkinson’s disease. NuPathe initiated phase III clinical trials in early 2009 for ZelrixTM, the first and only migraine patch that delivers Sumatriptan through NuPathe’s proven and proprietary SmartRelief™ technology, intended to reduce negative side effects such as nausea and/or vomiting. Development continues for NuPathe’s NP201 Parkinson’s Disease LADTM, which represents a potentially superior alternative to existing options by providing consistent drug levels over a prolonged period. Pre-clinical proof-of-concept studies for NP201 are underway.
Opportunity. Patients clearly need better options for acute migraine. Triptans, the gold standard in treatment today, can be quite efficacious, but are inadequate for many migraine sufferers in their current forms. Many patients experience difficulty taking their medication due to nausea that accompanies their migraine and many experience troublesome side effects from current medications. Phase I clinical trials demonstrated that Zelrix delivers sumatriptan in a rapid, predictable and consistent manner. Migraine represents a more than $3 billion market affecting more than 28 million people annually in the U.S.

Rubicor Medical, Inc. (“Rubicor”)	(Safeguard Ownership: 44.6%)
General. Rubicor (www.rubicor.com) has developed and is commercializing medical devices for minimally invasive breast biopsy and tissue removal. Rubicor’s mission is to redefine breast care and to change the way physicians diagnose and treat breast cancer and benign breast disease. Rubicor has three FDA approved breast care devices in the U.S. for biopsy and removal of breast tissue and lesions. During 2008, Rubicor halted operations and furloughed and terminated employees while it sought additional funding. Rubicor is in active negotiations now with parties to fund the company to enable it to launch its three products in 2009. It is anticipated that a new management team and new board representatives will be brought in along with new capital partners .
Opportunity. The U.S. market for breast biopsy and therapeutic procedures exceeds an estimated $500 million annually, with approximately 1.5 million biopsies performed annually. Rubicor’s devices represent attractive alternatives to existing procedures and technology for breast lesion biopsy and removal, resulting in a more accurate assessment of the sample.

Tengion, Inc. (“Tengion”)	(Safeguard Ownership: 4.5%)
General. Tengion (www.tengion.com) is a clinical stage regenerative medicine company that is focused on developing, manufacturing and commercializing human neo-organs and neo-tissues using its Autologous Organ Regeneration Platform™. Tengion’s mission is to transform the lives of patients in need of an organ transplant or augmentation. Tengion uses biocompatible materials and a patient’s own (autologous) cells to create a functional neo-organ or neo-tissue that is designed to catalyze the body’s innate ability to regenerate. Phase II trials are underway for Tengion’s bladder treatments.
Opportunity. Tengion’s patented technology is the first product to utilize the body’s own regenerative cells and harness them to develop and complete regeneration of the bladder. This technology represents a tremendous opportunity to help shape the future of regenerative medicine and expand upon the convergence of biotechnology and medical devices. Tengion’s progress represents a growing trend towards regenerative medicine, a field anticipated to become the source of significant innovation and medical products over the next decade. Tengion’s addressable market is estimated at more than $1 billion in the U.S. and up to $3 billion worldwide.

TECHNOLOGY PARTNER COMPANIES
MINORITY HOLDINGS

Advantedge Healthcare Solutions, Inc. (“AHS”)	(Safeguard Ownership: 37.7%)
General. AHS (www.ahsrcm.com) is a healthcare information technology (“HCIT”) company that provides medical billing software and services to healthcare providers on an outsourced basis. AHS employs a web-based technology platform and continuous business process improvement methods to increase the operating efficiencies of medical billing and to improve results for its physician customers.
Opportunity. AHS competes in a fragmented outsourced revenue cycle management market of approximately $4 billion in annual revenue. AHS plans to grow primarily via acquisition and by employing its proprietary platform and services. AHS’ management has significant experience acquiring revenue cycle management companies. AHS acquired Professional Billing & Management Services, Inc. (PBMS), a premier and long-standing anesthesia billing company located in Chambersburg, Pennsylvania in 2007, and Staten Island University Hospital (SIUH)’s existing physician billing division, Regency Alliance Services in early 2009. The company is actively pursuing additional acquisition opportunities.

Authentium, Inc. (“Authentium”)	(Safeguard Ownership: 20.0%)
General. Authentium (www.authentium.com) provides anti-malware and identity protection software that is used by leading software providers, including Google, Microsoft and Symantec. In 2008, Authentium launched an industry-shifting identity theft prevention product called SafeCentral™ (www.safecentral.com). SafeCentral significantly reduces the risk of consumers having their personal information stolen while using internet services such as online banking, tax filing, etc. (which are significant sources of identity theft).
Opportunity. The rapid proliferation of viruses and malware has spawned an enormous anti-malware market expected to reach over $7 billion in 2009. Authentium’s new product, SafeCentral, is a next generation anti-malware solution that is gaining traction with customers such as First Trade and offers a tremendous growth opportunity in 2009 and beyond. Identity theft is becoming an increasingly common problem with over eight million US adults affected in 2007.

Beyond.com, Inc. (“Beyond”)	(Safeguard Ownership: 37.1%)
General. Beyond (www.beyond.com) is an internet-based business that provides career services and technology to job seekers and employers throughout the United States and Canada. Beyond is the largest niche and local career network, comprised of more than 15,000 online communities. The Beyond network of websites accounts for over five million resumes and powers career portals for some of the internet’s best known career brands, media publishers and well-established career portals.
Opportunity. Beyond is a leader in the transition from print to online recruitment, a field where online job listings are projected to reach $12 billion by 2012. Already one of the industry’s leading career platforms, Beyond is well positioned for growth by expanding its partner network and generating more revenue opportunities from targeted niche and local job advertisements.

Bridgevine, Inc. (“Bridgevine”)	(Safeguard Ownership: 20.8%)
General. Bridgevine (www.bridgevine.com) is an internet marketing company that enables online consumers to shop for special offers as well as compare and purchase digital services and products such as internet, phone, VoIP, TV, wireless, music, entertainment and more. Bridgevine leverages its proprietary technology platform to acquire leads through numerous sources, including search, e-tail and retail, and then offers an optimized bundle of products and services from its growing base of participating merchants, which now totals over 100. Founded to capitalize on a fragmented and confusing online services marketplace, Bridgevine supplies a simplified shopping experience coupled with unique content and promotions, education and comparison services to end-users through its network of websites. Bridgevine’s advertising partners include Comcast, AT&T, Charter, Real Networks, Dlink, Vonage, Netflix, Qwest, Time Warner and Verizon.
Opportunity. Bridgevine’s technology platform provides consumers with “one stop shopping” for digital services (as opposed to goods which are sold on websites such as Amazon.com). Bridgevine participates in the large and growing customer generation segment of the market for digital services in the U.S., which has been projected to grow to $10 billion by 2014. As additional services migrate to the digital domain, Bridgevine will be well positioned to take advantage of broader market opportunities.

GENBAND, Inc. (“GENBAND”)	(Safeguard Ownership: 2.3%)
General. GENBAND (www.genband.com) provides media gateway, IP security and session border gateway technology to telecommunications providers. NextPoint Networks, Inc. merged with GENBAND in September 2008. NextPoint Networks, Inc. was formed in 2007 through the merger of Safeguard’s partner company NexTone Communications and Reef Point Systems. Over the past five years, GENBAND has secured business with more than half of the world’s top 100 network service providers, partnered with seven of the world’s largest telecom equipment manufacturers, extended its global reach to more than 80 countries, executed four acquisitions, and expanded its employee base from 80 to 500.
Opportunity. GENBAND competes in a market estimated at $12 billion and is aggressively developing products that enable telecommunications and mobile networks to provide enhanced voice and data services such as VOIP and internet video. GENBAND will benefit from its aggressive product development path aimed at the integration of emerging technologies like femto base stations, security, control and packet inspection.

Kadoo, Inc. (“Kadoo”)	(Safeguard Ownership: 14.0%)
General. Kadoo (www.kadoo.com) was established to enable online users to post, manage and securely share large volumes of digital photos, videos and other files. Kadoo effectively ceased operations in February 2009 as it was unable to raise additional funding.

Portico Systems, Inc. (“Portico”)	(Safeguard Ownership: 46.8%)
General. Portico (www.porticosys.com) is a HCIT company that is pioneering the next generation of healthcare payor software solutions. Portico’s integrated provider management solution offers a suite of solutions that helps health plans address challenges such as growing healthcare costs, quality, consumerism, competition and regulatory changes while creating an agile infrastructure that lays a foundation for efficiency and flexibility. The Portico Provider Platform streamlines provider network processes and accelerates new revenue streams, enhancing employee effectiveness and optimizing provider relationships.
Opportunity. Portico’s exclusive focus on provider operations has allowed the company to design the only modular end-to-end provider platform that streamlines the interactions between payors and their provider networks. Portico’s offerings also enable payors to reduce costs by removing duplicative processes within a payor’s infrastructure. Portico acquired Ethidium Health Systems in 2008 to enable its payor customers to better collaborate with the growing home health care market. Portico is positioned at the forefront of emerging medical home and pay-for-performance initiatives with its industry-leading integrated provider management platform. Portico addresses a market for U.S. healthcare payor IT spending estimated at $7 billion.

Swaptree, Inc. (“Swaptree”)	(Safeguard Ownership: 29.3%)
General. Swaptree (www.swaptree.com) is an internet-based business that enables users to trade books, CDs, DVDs and video games using its proprietary trade matching software. Swaptree’s innovative model has gained significant media attention, which has driven its unique visitors to grow more than 300% since becoming a Safeguard partner company, while its user base has grown over fivefold during the same period.
Opportunity. Swaptree.com has many of the features users have come to expect from other community sites, including discussion forums; the ability to create smaller trading groups around certain interests or types of items; and tools for integrating Swaptree with other e-commerce sites such as Amazon.com and social networks such as Facebook and MySpace. Swapping is the next logical step in internet commerce. First there was e-commerce, then online auctions, and then online classifieds for buying and selling used items. Now there is demand for trading online, driven in no small part by an economy where consumers are spending less, searching for great deals, and a desire to be more environmentally friendly.
FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS
Information on revenue, operating income (loss) and net income (loss) from continuing operations for each operating segment of Safeguard’s business for each of the three years in the period ended December 31, 2008 and assets as of December 31, 2008 and 2007 is contained in Note 20 to the Consolidated Financial Statements.
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
If we make poor decisions regarding the deployment of capital into new or existing partner companies, our business model will not succeed. Our success as a company ultimately depends on our ability to choose the right partner companies. If our partner companies do not succeed, the value of our assets could be significantly reduced and require substantial impairments or write-offs and our results of operations and the price of our common stock could decline. The risks relating to our partner companies include:
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
Our consolidated financial results also may vary significantly based upon which partner companies are included in our financial statements. For example:
•
For the year ended December 31, 2008, we consolidated the results of operations of Clarient in continuing operations. In our Form 10-K for the year ended December 31, 2007, we consolidated the results of operations of Acsis, Alliance Consulting, Clarient and Laureate Pharma in continuing operations. We sold three of our majority-owned partner companies — Acsis, Alliance Consulting and Laureate Pharma — on May 6, 2008.

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
Fluctuations in the market prices of the common stock of our publicly traded holdings are likely to affect the price of our common stock. The market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. For example, the aggregate market value of our holdings in Clarient (Nasdaq: CLRT), our only public company holding, at December 31, 2007, was approximately $86.8 million, and at December 31, 2008, was approximately $75.8 million, reflecting a decrease in the per-share market price partially offset by an increase in our ownership of 4.2 million shares.
Intense competition from other acquirors of interests in companies could result in lower gains or possibly losses on our partner companies.
We face intense competition from other capital providers as we acquire and develop interests in our partner companies. Some of our competitors have more experience identifying, acquiring and selling companies and have greater financial and management resources, brand name recognition or industry contacts than we have. Despite making most of our acquisitions at a stage when our partner companies are not publicly traded, we may still pay higher prices for those equity interests because of higher valuations of similar public companies and competition from other acquirers and capital providers, which could result in lower gains or possibly losses.

We may be unable to obtain maximum value for our holdings or sell our holdings on a timely basis.
We hold significant positions in our partner companies. Consequently, if we were to divest all or part of our holdings in a partner company, we may have to sell our interests at a relative discount to a price which may be received by a seller of a smaller portion. For partner companies with publicly traded stock, we may be unable to sell our holdings at then-quoted market prices. The trading volume and public float in the common stock of Clarient, our only publicly traded partner company, are small relative to our holdings. As a result, any significant open-market divestiture by us of our holdings in these partner companies, if possible at all, would likely have a material adverse effect on the market price of their common stock and on our proceeds from such a divestiture. Additionally, we may not be able to take our partner companies public as a means of monetizing our position or creating shareholder value.
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
Recent events in the United States and international capital markets, debt markets and economies generally may negatively impact the Company’s ability to pursue certain of its tactical and strategic initiatives, such as: accessing additional public or private equity or debt financing for itself or for its partner companies and selling the Company’s interests in its partner companies on terms acceptable to the Company and in time frames consistent with our expectations.
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
We have determined that we had deficiencies in our internal control over financial reporting as of December 31, 2008 that constituted “material weaknesses” as defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5. These material weaknesses are identified in Item 9A, Controls and Procedures.
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
If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted.
The New York Stock Exchange (“NYSE”) listing standards require us, among other things, to maintain an average closing price of at least $1.00 per share of common stock during any consecutive 30-trading-day period. On November 4, 2008, we were notified by the NYSE that we were not in compliance with the NYSE listing standard relating to minimum average share price. We have notified the NYSE of our intent to cure the deficiency; and, if necessary, we will undertake a reverse split of our common stock in order to do so. Based on currently applicable NYSE rules, we must bring our share price and average share price back above $1.00 on or before September 1, 2009, subject to possible extension, to regain compliance with the NYSE’s price condition, or our common stock will be subject to suspension and delisting procedures. During the cure period and subject to compliance with NYSE’s other continued listing standards, our common stock will continue to be listed on the NYSE.
A delisting of our common stock from the NYSE would negatively impact us because it would, unless we were able to obtain a listing for our common stock on another national or regional securities exchange, trigger a situation where the holders of our currently outstanding convertible debentures would have the right to cause us to redeem the convertible debentures held by such holders at face value. It is uncertain whether the Company would be able to make such a redemption, based upon its available cash on hand, cash equivalents and other potential sources of funding. In addition, any delisting by the NYSE could or would also: (i) reduce the liquidity and market price of our common stock; (ii) reduce the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limit our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets, and (iv) impair our ability to provide equity incentives to our employees.

There could be negative effects if we do effect a reverse split of our Common Stock.
If we undertake a reverse split of our stock in order to address the NYSE compliance issue described above, the immediate effect of a reverse stock split would be to reduce the number of shares of our outstanding common stock and to increase the trading price of our common stock. However, we cannot predict the specific effect of any reverse stock split upon the market price of our common stock. Based on the data we have reviewed it appears that sometimes a reverse stock split improves stock performance and sometimes it does not, and sometimes a reverse stock split improves overall market capitalization and sometimes it does not. We cannot assure you that the trading price of our common stock after the reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding as a result of the reverse stock split. Also, we cannot assure you that a reverse stock split would lead to a sustained increase in the trading price of our common stock. The trading price of our common stock may change due to a variety of factors, such as our operating results and other factors related to our business and general market conditions. We also cannot predict other possible negative effects of a reduction in the number of our common shares outstanding on the Company or on individual stockholders.
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
In addition, the downturn in the economy as well as possible governmental responses to such downturn and/or to specific situations in the economy could effect the business prospects of certain of our partner companies, including, but not limited to, in the following ways: weaknesses in the financial services industries; reduced business and/or consumer spending; and/or systematic changes in the ways the healthcare system operates in the United States.

Our partner companies are subject to independent audits and the results of such independent audits could adversely impact our partner companies.
As reported in its Form 10-K for the year ended December 31, 2008, Clarient’s independent auditors have determined that there is substantial doubt about Clarient’s ability to continue as a going concern. The going concern explanatory paragraph in Clarient’s audit opinion could have a negative impact on:
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
Our partner companies are dependent upon their ability to attract and retain senior management and key personnel, including trained technical and marketing personnel. Our partner companies also will need to continue to hire additional personnel as they expand. Some of our partner companies may have employees represented by labor unions. Although our partner companies have not been the subject of a work stoppage, any future work stoppage could have a material adverse effect on their respective operations. A shortage in the availability of the requisite qualified personnel or work stoppage would limit the ability of our partner companies to grow, to increase sales of their existing products and services, and to launch new products and services.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters and administrative offices in Wayne, Pennsylvania contain approximately 18,000 square feet of office space in one building. We currently lease our corporate headquarters under a lease with approximately 5.5 years remaining.
Clarient, our only consolidated partner company, leases approximately 78,000 square feet of office and laboratory services space under a ten-year lease with an option to extend the lease term for up to two additional five-year periods, which commenced on December 1, 2005.
Item 3. Legal Proceedings
We, as well as our partner companies, are involved in various claims and legal actions arising in the ordinary course of business. While in the current opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations, no assurance can be given as to the outcome of these lawsuits, and one or more adverse rulings could have a material adverse effect on our consolidated financial position and results of operations, or that of our partner companies. See Note 16 for a discussion of ongoing claims and legal actions.
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2008.
ANNEX TO PART I — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	Executive Officer Since

Peter J. Boni	63	President, Chief Executive Officer and Director	2005
James A. Datin	46	Executive Vice President and Managing Director, Life Sciences	2005
Kevin Kemmerer	40	Executive Vice President and Managing Director, Technology	2008
Brian J. Sisko	48	Senior Vice President and General Counsel	2007
Stephen T. Zarrilli	47	Senior Vice President and Chief Financial Officer	2008

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
Mr. Kemmerer joined Safeguard as Principal, Technology Group, in June 2004, became Senior Vice President, Technology in April 2006, Senior Vice President and Managing Director, Technology in April 2008 and Executive Vice President and Managing Director, Technology in September 2008. Mr. Kemmerer served most recently as Director of Kennet Venture Partners, a venture capital firm for which he worked from November 2000 to June 2004 and previously as Principal, Mergers and Acquisitions of Broadview International, for whom he worked from August 1997 to November 2000.
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
Mr. Zarrilli joined Safeguard as Senior Vice President and Chief Financial Officer in June 2008. Prior to joining Safeguard, Mr. Zarrilli co-founded, in 2004, the Penn Valley Group, a middle-market management advisory and private equity firm, and served as a Managing Director until June 2008, and continues to serve as non-executive chairman of the Penn Valley Group. While at the Penn Valley Group, Mr. Zarrilli also served as Acting Senior Vice President, Acting Chief Administrative Officer and Acting Chief Financial Officer of Safeguard from December 2006 to June 2007. Mr. Zarrilli also served as the Chief Financial Officer, from 2001 to 2004, of Fiberlink Communications Corporation, a provider of remote access VPN solutions for large enterprises; as the Chief Executive Officer, from 2000 to 2001, of Concellera Software, Inc., a developer of content management software; as the Chief Executive Officer, from 1999 to 2000, and Chief Financial Officer, from 1994 to 1998, of US Interactive, Inc. (at the time a public company), a provider of internet strategy consulting, marketing and technology services; and, previously, with Deloitte & Touche from 1983 to 1994. Mr. Zarrilli is a director and Chairman of the Audit Committee of NutriSystem, Inc. and a director of Clarient, Inc.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Safeguard’s common stock is listed on the New York Stock Exchange (Symbol: SFE). The high and low sale prices reported within each quarter of 2007 and 2008 are as follows:

	High	Low
Fiscal year 2007:
First quarter	$3.15	$2.31
Second quarter	3.28	2.40
Third quarter	2.77	1.87
Fourth quarter	2.55	1.74
Fiscal year 2008:
First quarter	$1.94	$1.31
Second quarter	1.74	1.21
Third quarter	1.52	1.07
Fourth quarter	1.26	.46
The high and low sale prices reported in the first quarter of 2009 through March 16, 2009 were $0.86  and $0.34, respectively, and the last sale price reported on March 16, 2009, was $0.40. No cash dividends have been declared in any of the years presented, and Safeguard has no present intention to declare cash dividends.
As of March 16, 2009, there were approximately 32,000 beneficial holders of Safeguard’s common stock.
The following graph compares the cumulative total return on $100 invested in our common stock for the period from December 31, 2003 through December 31, 2008 with the cumulative total return on $100 invested for the same period in the Russell 2000 Index and the Dow Jones Wilshire 4500 Index. In light of the diverse nature of Safeguard’s business and based on our assessment of available published industry or line-of-business indices, we determined that no single industry or line-of-business index would provide a meaningful comparison to Safeguard. Further, we did not believe that we could readily identify an appropriate group of industry peer companies for this comparison. Accordingly, under SEC rules, we selected the Dow Jones Wilshire 4500 Index, a published market index in which the median market capitalization of the included companies is similar to our own. Safeguard’s common stock is included as a component of the Russell 2000 and Dow Jones Wilshire 4500 indices.
Comparison of Cumulative Total Returns

•	Assumes reinvestment of dividends. We have not distributed cash dividends during this period.
•	Assumes an investment of $100 on December 31, 2003.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs
November 17, 2008 (1)	35,000	$0.5880	N/A	N/A
November 21, 2008 (1)	39,000	$0.5277	N/A	N/A

(1)
The purchases reported in this table were open market purchases made by an individual who may be considered an “affiliated purchaser” of the Registrant under Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

Item 6. Selected Consolidated Financial Data
The following table sets forth our selected consolidated financial data for the five-year period ended December 31, 2008. The selected consolidated financial data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Consolidated Financial Statements and Notes thereto included in this report. The historical results presented herein may not be indicative of future results. During the five-year period ended December 31, 2008, certain consolidated partner companies, or components thereof, were sold. These businesses are reflected in discontinued operations through their respective disposal dates: Acsis, Inc., Alliance Consulting Group Associates, Inc. and Laureate Pharma, Inc. (May, 2008), Pacific Title & Art Studio (March 2007), Clarient’s technology business (March 2007), Mantas (October 2006), Alliance Consulting’s Southwest region business (July 2006), Laureate Pharma’s Totowa, New Jersey operation (December 2005) and CompuCom (October 2004).

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$75,051	$96,201	$60,381	$117,633	$138,332
Short-term investments	14,701	590	94,155	31,770	33,555
Restricted cash	—	—	—	1,098	561
Cash held in escrow	6,934	22,686	19,398	—	—
Working capital of continuing operations	88,400	97,184	133,643	139,877	164,092
Total assets of continuing operations	232,402	258,075	277,019	220,657	275,141
Long-term debt, net of current portion	345	906	1,939	2,073	5,440
Other long-term liabilities	9,600	9,111	9,276	12,571	10,273
Convertible senior debentures	86,000	129,000	129,000	150,000	150,000
Total shareholders’ equity	104,710	153,139	211,294	164,975	201,230
Certain amounts for prior periods in the Consolidated Financial Statements have been reclassified to conform with current period presentations.

Consolidated Statements of Operations Data

	Year Ended December 31,
	2008	2007	2006	2005	2004
		(In thousands except per share amounts)
Revenue	$73,736	$42,995	$27,723	$11,439	$3,516

Operating Expenses:
Cost of sales	33,007	26,914	19,824	10,959	5,939
Selling, general and administrative	60,744	50,783	44,924	34,172	34,752
Research and development	—	—	—	1	599

Total operating expenses	93,751	77,697	64,748	45,132	41,290

Operating loss	(20,015)	(34,702)	(37,025)	(33,693)	(37,774)
Other income (loss), net	10,275	(5,089)	5,402	7,073	38,687
Recovery (impairment) — related party	5	12	360	28	(3,400)
Interest income	3,097	7,520	6,805	4,975	2,573
Interest expense	(4,732)	(5,489)	(5,203)	(5,195)	(9,131)
Equity loss	(34,697)	(15,178)	(3,732)	(6,597)	(14,534)
Minority interest	3,264	5,749	5,721	6,895	7,685

Net loss from continuing operations before income taxes	(42,803)	(47,177)	(27,672)	(26,514)	(15,894)
Income tax benefit	26	696	1,270	—	—

Net loss from continuing operations	(42,777)	(46,481)	(26,402)	(26,514)	(15,894)
Income (loss) from discontinued operations, net of tax	(9,236)	(19,387)	71,845	(5,556)	(38,926)

Net income (loss)	$(52,013)	$(65,868)	$45,443	$(32,070)	$(54,820)

Basic and Diluted Income (Loss) Per Share:
Net loss from continuing operations	$(0.35)	$(0.38)	$(0.22)	$(0.22)	$(0.13)
Net income (loss) from discontinued operations	(0.07)	(0.16)	0.59	(0.05)	(0.33)

Net income (loss)	$(0.42)	$(0.54)	$0.37	$(0.27)	$(0.46)

Shares used in computing basic and diluted income (loss) per share	122,767	122,352	121,476	120,845	119,965

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
Technology — including companies focused on providing software as a service (SaaS), technology-enabled services and vertical software solutions for the financial services sector, internet-based businesses, healthcare information technology; and
Life Sciences — including companies focused on molecular and point-of-care diagnostics, medical devices, regenerative medicine and specialty pharmaceuticals.
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
Critical Accounting Policies and Estimates
Accounting policies, methods and estimates are an integral part of the Consolidated Financial Statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements as described in Note 1 to our Consolidated Financial Statements, areas that are particularly significant include the following:
•	Revenue recognition;
•	Allowance for doubtful accounts and bad debt expense;
•	Impairment of long-lived assets;
•	Goodwill impairment;
•	Impairment of ownership interests in and advances to companies;
•	Income taxes;
•	Commitments and contingencies; and
•	Stock-based compensation.
Revenue Recognition
During 2008, 2007 and 2006, our revenue from continuing operations was attributable to Clarient.
Revenue for Clarient’s diagnostic testing and interpretive services is recognized at the time of completion of such services. Clarient’s services are billed to various payors, including Medicare, health insurance companies and other directly billed healthcare institutions and patients. Clarient reports revenue from contracted payors, including certain health insurance companies and healthcare institutions, based on the contracted rate or, in certain instances, Clarient’s estimate of such rate. For billings to Medicare, Clarient utilizes the published fee schedules, net of standard discounts commonly referred to as “contractual allowances” . Clarient reports revenue from non-contracted payors, including certain insurance companies and patients, based on the amount expected to be collected for services provided. Adjustments resulting from actual collections compared to Clarient’s estimates are recognized in the period realized.

Allowance for Doubtful Accounts and Bad Debt Expense
An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from various payor groups such as Medicare and private health insurance companies. The process for estimating the allowance for doubtful accounts associated with Clarient’s diagnostic services involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically, based upon an evaluation of historical collection experience. Clarient also reviews the age of receivables by payor class to assess its allowance at each period end. The payment realization cycle for certain governmental and managed care payors can be lengthy, involving denial, appeal and adjudication processes, and is subject to periodic adjustments that may be significant. Accounts receivable are periodically written off when identified as uncollectible and deducted from the allowance for doubtful accounts after appropriate collection efforts have been exhausted. Additions to the allowance for doubtful accounts are charged to bad debt expense within Selling, general and administrative expense in the Consolidated Statements of Operations.
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
The carrying value of net property and equipment at December 31, 2008 was $12.4 million.
Impairment of Goodwill
We conduct an annual review for impairment of goodwill as of December 1st and as otherwise required by circumstances or events. Additionally, on an interim basis, we assess the impairment of goodwill whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors that we consider important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results, significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, or a decline in a company’s stock price for a sustained period.
We test for impairment at a “reporting unit” level (which for us is the same as an operating segment). If we determine that the fair value of a reporting unit is less than its carrying value, we assess whether goodwill of the reporting unit is impaired. To determine fair value, we use a number of valuation methods including quoted market prices, discounted cash flows, valuations of comparable public companies and valuations of acquisitions of comparable companies. Depending on the complexity of the valuation and the significance of the carrying value of the goodwill to the Consolidated Financial Statements, we may engage an outside valuation firm to assist us in determining fair value. As an overall check on the reasonableness of the fair values attributed to our reporting units, we will consider comparing the aggregate fair values for all reporting units with our average total market capitalization for a reasonable period of time.
The carrying value of goodwill at December 31, 2008 was $12.7 million and relates entirely to our Clarient segment. Based on quoted market prices of Clarient’s common stock, the fair value of our holdings in Clarient exceeds its carrying value, inclusive of goodwill.
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

Impairment of Ownership Interests In and Advances to Companies
On a periodic basis (but no less frequently than at the end of each quarter) we evaluate the carrying value of our equity and cost method partner companies for possible impairment based on achievement of business plan objectives and milestones, the financial condition and prospects of the company, market conditions, and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. We then determine whether there has been an other than temporary decline in the value of our ownership interest in the company. Impairment to be recognized is measured as the amount by which the carrying value of an asset exceeds its fair value.
The fair value of privately held partner companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies or based on other valuation methods, including discounted cash flows, valuations of comparable public companies and valuations of acquisitions of comparable companies. The fair value of our ownership interests in private equity funds is generally determined based on the value of our pro rata portion of the funds’ net assets and estimated future proceeds from sales of investments provided by the funds’ managers.
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
Total impairment charges related to ownership interests in and advances to our equity and cost method partner companies were as follows:

	Year Ended December 31,
Accounting Method	2008	2007	2006
	(In millions)
Equity	$6.6	$—	$—
Cost	2.3	5.3	—

Total	$8.9	$5.3	$—

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

Commitments and Contingencies
From time to time, we are a defendant or plaintiff in various legal actions which arise in the normal course of business. Additionally, we have received distributions as both a general partner and a limited partner from certain private equity funds. In certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (the “clawback”). We are also a guarantor of various third-party obligations and commitments and are subject to the possibility of various loss contingencies arising in the ordinary course of business (See Note 17). We are required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease our earnings in the period the changes are made.
Stock-Based Compensation
As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” prior to January 1, 2006, we accounted for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we recorded no compensation expense for stock options issued to employees at fair market value.
On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). We measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. We adopted SFAS No. 123(R) using the modified prospective method. Accordingly, we have not restated prior period amounts. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
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
Results of Operations
During the third quarter 2008, we increased our ownership interest in Authentium to the 20.0% threshold at which we believe we exercise significant influence. Accordingly, we adopted the equity method of accounting for our holdings in Authentium. We have adjusted the financial statements for prior periods contained in this Form 10-K to retrospectively apply the equity method of accounting for our holdings in Authentium since the initial date of acquisition in April 2006.
On May 6, 2008, we consummated a transaction (the “Bundle Transaction’) pursuant to which we sold all of our equity and debt interests in Acsis, Inc. (“Acsis”), Alliance Consulting Group Associates, Inc. (“Alliance Consulting”), Laureate Pharma, Inc. (“Laureate Pharma”), ProModel Corporation (“ProModel”) and Neuronyx, Inc. (“Neuronyx”) (collectively, the “Bundle Companies”). Of the companies included in the Bundle Transaction, Acsis, Alliance Consulting and Laureate Pharma were majority-owned partner companies; Neuronyx and ProModel were minority-owned partner companies. We have presented the results of operations of Acsis, Alliance Consulting and Laureate Pharma as discontinued operations for all periods presented.

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
Our management evaluates the Clarient segment’s performance based on revenue, operating income (loss) and income (loss) before income taxes, which reflects the portion of income (loss) allocated to minority shareholders. Our management evaluates the Life Sciences and Technology segments’ performance based on equity income (loss) which is based on the number of partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies and Other income or loss associated with cost method partner companies.
Other items include certain expenses, which are not identifiable to the operations of our operating business segments. Other items primarily consist of general and administrative expenses related to corporate operations, including employee compensation, insurance and professional fees, interest income, interest expense, other income (loss) and equity income (loss) related to private equity holdings. Other Items also include income taxes, which are reviewed by management independent of segment results.
The following tables reflect our consolidated operating data by reportable segment. Segment results include the results of Clarient, our consolidated partner company, and our share of income or losses for entities accounted for under the equity method, when applicable. Segment results also include impairment charges and gains or losses related to the disposition of partner companies, except for those reported in discontinued operations. All significant inter-segment activity has been eliminated in consolidation. Accordingly, segment results reported by us exclude the effect of transactions between us and our consolidated partner company. Our operating results, including net income (loss) before income taxes by segment, were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Clarient	$805	$(7,379)	$(7,481)
Life Sciences	(23,858)	(15,229)	(2,456)
Technology	(12,947)	(5,249)	(863)

Total segments	(36,000)	(27,857)	(10,800)

Other items:
Corporate operations	(6,803)	(19,320)	(16,872)
Income tax benefit	26	696	1,270

Total other items	(6,777)	(18,624)	(15,602)

Net loss from continuing operations	(42,777)	(46,481)	(26,402)
Income (loss) from discontinued operations, net of tax	(9,236)	(19,387)	71,845

Net income (loss)	$(52,013)	$(65,868)	$45,443

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

Clarient
The financial information presented below does not include the results of operations of Clarient’s technology business, which is included in discontinued operations for all periods presented. Clarient sold this business (which developed, manufactured and marketed the ACIS Automated Image Analysis System) and related intellectual property to Carl Zeiss MicroImaging, Inc. (the “ACIS Sale”) for cash proceeds of $11.0 million, excluding contingent purchase price of $1.5 million. In 2007 and 2006, prior to its sale in February 2007, the technology business generated revenue of $0.8 million and $5.7 million, and net loss from operations of $0.6 million and $8.7 million, respectively.
See Note 19 for a discussion of certain current and prior year adjustments of expense classifications between Selling, general and administrative expense and Cost of sales.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Revenue	$73,736	$42,995	$27,723

Operating expenses:
Cost of sales	33,007	26,914	19,824
Selling, general and administrative	42,329	28,000	20,578

Total operating expenses	75,336	54,914	40,402

Operating loss	(1,600)	(11,919)	(12,679)
Other loss	—	—	(39)
Interest, net	(859)	(1,209)	(484)
Minority interest	3,264	5,749	5,721

Net income (loss) from continuing operations before income taxes	$805	$(7,379)	$(7,481)

Clarient operates primarily in one business, the delivery of critical oncology testing services to community pathologists, biopharmaceutical companies and other researchers.
As of December 31, 2008, we owned a 60.4% voting interest in Clarient.
Year Ended December 31, 2008 versus December 31, 2007
Revenue. Revenue of $73.7 million for the year ended December 31, 2008 increased 71.5% or $30.7 million from $43.0 million in the prior year. The increased revenue resulted from increased volume and favorable mix of oncology diagnostic services provided to Clarient’s existing clients and the addition of new clients. Clarient’s client base increased to approximately 900 active clients at December 31, 2008, from approximately 675 active clients at December 31, 2007.
During the first quarter of 2008 Clarient expanded the breadth of its diagnostic services to include cancer markers for tumors of the colon, prostate, and lung. Clarient expects to steadily increase its menu of oncology diagnostic services to include markers for additional tumor types and to deepen its market penetration for the diagnostic services that it currently provides. A number of recently published clinical findings have promoted the use of certain biomarkers to predict patient response to a class of colorectal cancer drugs that are focused on blocking the epidermal growth factor receptor (EGFR) signaling pathway. Clarient’s ability to perform tests such as K-ras (a newly emerging biomarker) to outline alterations in this major pathway are therefore becoming a more recognized tool in the medical community for predicting an individual’s response to drug therapies for colorectal cancers.
Clarient has also steadily increased the depth of its diagnostic services for certain cancer types that Clarient has previously provided, including lymphoma/leukemia. Clarient’s expanding capabilities in IHC, flow cytometry, FISH and molecular/PCR, and its marketing of such capabilities, has enabled its revenue growth in the year ended December 31, 2008 as compared to the prior year. Clarient anticipates that its revenue will continue to increase as Clarient further executes its operational strategy of expanding the breadth and depth of its oncology diagnostic services, and the means by which its services are marketed and delivered to its customers.

Another contributor to its revenue growth has been an overall increase in Medicare reimbursement rates which include cancer diagnostic services, effective January 1, 2008. In addition, many of Clarient’s third-party contract rates are based upon Medicare rates, which consequently, also increased. In July 2008, the Medicare rate increase for Technical CPT codes under the Physician Fee Schedule that retroactively took effect as of January 1, 2008 was extended eighteen months through December 31, 2009. Effective January 1, 2009, numerous other CPT codes under the Physician Fee Schedule and Clinical Fee Schedule for services Clarient performs generally increased through December 31, 2009.
Cost of Sales. Cost of sales for the year ended December 31, 2008 was $33.0 million compared to $26.9 million in the prior year, an increase of 22.6%. The $6.1 million increase was driven by an overall increase in revenue, and was primarily related to: additional laboratory personnel costs of $2.1 million, increased laboratory reagents and other supplies expense of $1.4 million, increased allocated facilities expense of $0.4 million, increased cost of tests performed on its behalf by other laboratories of $1.7 million and an increase in shipping expense of $1.2 million.
Gross margin for the year ended December 31, 2008 was 55.2% compared to 37.4% in the prior year. The increase in gross margin was primarily driven by an overall increase in revenue, including higher value oncology diagnostic services. In addition, employee productivity continues to improve based on Clarient’s metrics of specimens prepared and tested by month per full-time equivalent employee. Clarient has also realized greater economies of scale in operations through its business growth as compared to the prior year.
Clarient anticipates that gross margins will improve as its testing volume increases, Clarient more effectively utilizes its operating capacity, and more efficiently manages its operations. If the adjusted Medicare reimbursement rates (effective January 1, 2009) are decreased after December 31, 2009, gross margins could be adversely affected.
Selling, General and Administrative Expenses. Selling, general and administrative expenses of $42.3 million for the year ended December 31, 2008 increased 51.2%, or $14.3 million, from $28.0 million for the prior year. The increase was primarily related to a $8.6 million increase in bad debt expense, additional administrative personnel costs of $2.6 million to support its business growth and new in house billing and collection department, additional sales and marketing personnel costs of $1.7 million, a $0.3 million increase in travel-related expenses and a $0.2 million increase in tradeshow and advertising expenses, partially offset by a $1.0 million decrease in third-party billing and collection fees. Accounting and legal fees increased by $0.8 million and $0.6 million, respectively. The increase in accounting fees was primarily associated with the testing of internal controls over financial reporting. The increase in legal fees was primarily associated with SEC compliance, corporate governance, financing arrangements and executive compensation
The increase in bad debt expense is primarily related to Clarient’s increase in revenue as compared to the prior year and the impact on cash collections of delays in Clarient’s internal billing and collection efforts. Bad debt expense was also impacted by higher loss experience, including significant uncollectible accounts identified during the second half of 2008 which were previously serviced by Clarient’s former third-party billing and collection service provider. Clarient expects that bad debt expense as a percentage of revenue in 2009 will be less as compared to 2008 as Clarient further staffs its in house billing and collection department, more effectively manages its billing and collection function and improves the quality of its billing and collection processes.
Interest, net. Interest expense in 2008 was $0.9 million, compared to $1.2 million in 2007. The decrease was due to lower outstanding borrowings under Clarient’s third party financing facilities.
Net Income (Loss). Net income in 2008 was $0.8 million compared to a net loss of $7.4 million in 2007. The improvement was primarily attributable to higher margins from increased revenue.
Year ended December 31, 2007 versus year ended December 31, 2006
Revenue. Revenue increased 55.1% or $15.3 million from $27.7 million for the year ended December 31, 2006 to $43.0 million for the year ended December 31, 2007. The increase resulted from the execution of Clarient’s marketing and sales strategy which resulted in increased sales to new and existing customers.

Cost of Sales. Cost of sales for the year ended December 31, 2007 was $26.9 million compared to $19.8 million for the year ended December 31, 2006, an increase of 35.8%, driven by a 55.1% increase in revenue. Gross margin was 37.4% in 2007 compared to 28.5% in 2006. The increase in gross margin in 2007 was attributable to a 55.1% increase in revenue and a shift to more profitable types of diagnostic services.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2007 were $28.0 million compared to $20.6 million in the prior year, an increase of $7.4 million or 36.1%. The increase is primarily attributable to a $3.0 million increase in bad debt expense, $1.5 million increase in administrative personnel expenses, $0.9 million of non-capitalizable information technology expenses, $0.8 million increase in sales commissions and an increase of $0.6 million in depreciation, facilities and lease expense.
Interest, net. Interest expense in 2007 was $1.2 million, compared to $0.5 million in 2006. The increase was due to higher outstanding borrowings under Clarient’s third party financing facilities.
Net Loss. Net loss decreased $0.1 million, or 1.4% in 2007 as compared to 2006. The decline in net loss was primarily attributable to higher margins from increased revenue.
Life Sciences
The following partner companies were included in Life Sciences during the year ended December 31, 2008:

	Safeguard Ownership as of
Partner Company	December 31, 2008	Accounting Method
Advanced BioHealing	28.3%	Equity Method
Alverix	50.0%	Equity Method
Avid	13.9%	Cost Method
Cellumen	40.6%	Equity Method
Garnet	31.2%	Equity Method
Molecular Biometrics	37.8%	Equity Method
NuPathe	23.5%	Equity Method
Rubicor	44.6%	Equity Method
Tengion	4.5%	Cost Method
The following partner companies were included in Life Sciences during the year ended December 31, 2007:

	Safeguard Ownership as of
Partner Company	December 31, 2007	Accounting Method
Advanced BioHealing	28.3%	Equity Method
Alverix	50.0%	Equity Method
Avid	14.2%	Cost Method
Cellumen	40.3%	Equity Method
Neuronyx	6.8%	Cost Method
NuPathe	26.2%	Equity Method
Rubicor	35.7%	Equity Method

The following partner companies were included in Life Sciences during the year ended December 31, 2006:

	Safeguard Ownership as of
Partner Company	December 31, 2006	Accounting Method
Neuronyx	7.0%	Cost Method
NuPathe	21.3%	Equity Method
Rubicor	35.8%	Equity Method
Ventaira Pharmaceuticals	12.8%	Cost Method
Results for the Life Sciences segment were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Equity loss	$(23,858)	$(9,898)	$(2,456)
Other loss	—	(5,331)	—

Net loss before income taxes	$(23,858)	$(15,229)	$(2,456)

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
Year ended December 31, 2008 versus year ended December 31, 2007
Equity loss for Life Sciences increased $12.5 million for the year ended December 31, 2008 compared to the prior year. Included in equity loss for the year ended December 31, 2008 was an impairment charge of $4.0 for Rubicor, which effectively halted operations in 2008 as a result of not being able to attract sufficient capital to continue operations, and expense of $2.3 million associated with acquired in-process research and development related to our acquisition of a 37% interest in Molecular Biometrics. In addition, we recognized a $1.3 million charge in the fourth quarter of 2008 related to an in-process research and development charge recorded by NuPathe. The increase in equity loss was also due to an increase in the number of equity method partner companies, each of which generated losses, and larger losses incurred at certain partner companies. Other loss for the year ended December 31, 2007 reflected an impairment charge for Ventaira Pharmaceuticals.
Year ended December 31, 2007 versus year ended December 31, 2006
Equity loss for Life Sciences increased $7.4 million for the year ended December 31, 2007 compared to the prior year. The increase in equity loss was primarily due to an increase in the number of equity method partner companies, each of which generated losses, and larger losses incurred at certain partner companies. Included in equity loss in 2007 were in-process research and development charges of $0.2 million and $0.2 million related to the allocations of purchase price of NuPathe and Cellumen, respectively. Included in equity loss in 2006 were in-process research and development charges of $1.0 million and $0.6 million related to the allocations of purchase price of NuPathe and Rubicor, respectively. Other loss for year ended December 31, 2007 reflects an impairment charge for Ventaira Pharmaceuticals.

Technology
The following partner companies were included in Technology during the year ended December 31, 2008:

	Safeguard Ownership as of
Partner Company	December 31, 2008	Accounting Method
Advantedge Healthcare Solutions	37.7%	Equity Method
Authentium	20.0%	Equity Method (1)
Beyond.com	37.1%	Equity Method
Bridgevine	20.8%	Equity Method
GENBAND	2.3%	Cost Method
Kadoo	14.0%	Cost Method
Portico Systems	46.8%	Equity Method
Swaptree	29.3%	Equity Method
The following partner companies were included in Technology during the year ended December 31, 2007:

	Safeguard Ownership as of
Partner Company	December 31, 2007	Accounting Method
Advantedge Healthcare Solutions	35.2%	Equity Method
Authentium	19.9%	Equity Method (1)
Beyond.com	37.1%	Equity Method
Bridgevine	20.9%	Equity Method
Kadoo	14.0%	Cost Method
NexTone (now GENBAND)	16.5%	Cost Method
Portico Systems	46.9%	Equity Method
ProModel Corporation	49.7%	Equity Method
The following partner companies were included in Technology during the year ended December 31, 2006:

	Safeguard Ownership as of
Partner Company	December 31, 2006	Accounting Method
Advantedge Healthcare Solutions	32.2%	Equity Method
Authentium	12.4%	Equity Method (1)
NexTone (now GENBAND)	16.5%	Cost Method
Portico Systems	46.9%	Equity Method
ProModel Corporation	49.7%	Equity Method

(1)
During 2008, we increased our ownership interest in Authentium to the 20.0% threshold at which we believe we exercise significant influence. Accordingly, we adopted the equity method of accounting for our holdings in Authentium. We have adjusted the financial statements for all prior periods presented to retrospectively apply the equity method of accounting for our holdings in Authentium since the initial date of acquisition in April 2006.

Results for the Technology segment were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Equity loss	$(10,696)	$(5,249)	$(863)
Other loss	(2,251)	—	—

Net loss before income taxes	$(12,947)	$(5,249)	$(863)

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
Year ended December 31, 2008 versus year ended December 31, 2007
Equity loss for Technology increased $5.4 million for the year ended December 31, 2008 compared to the prior year. The increase was due principally to larger losses incurred at certain partner companies and an impairment charge of $2.6 million related to our holdings in Authentium. Other loss for the year ended December 31, 2008 reflects a $2.3 million impairment charge for Kadoo.
Year ended December 31, 2007 versus year ended December 31, 2006
Equity loss for Technology increased $4.4 million for the year ended December 31, 2007 compared to the prior year. The increase was due to an increase in the number of equity method partner companies, each of which generated losses, and larger losses incurred at certain partner companies.

Corporate Operations

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
General and administrative	$(16,511)	$(19,058)	$(20,112)
Stock-based compensation	(1,738)	(3,530)	(4,037)
Depreciation	(166)	(195)	(197)
Interest income	3,076	7,460	6,703
Interest expense	(3,852)	(4,220)	(4,617)
Recovery (impairment) — related party	5	12	360
Other income, net	12,526	242	5,441
Equity loss	(143)	(31)	(413)

	$(6,803)	$(19,320)	$(16,872)

General and Administrative. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and consulting, and travel-related costs.
General and administrative expenses decreased $2.5 million in 2008 as compared to 2007. The decrease is largely attributable to a $1.7 million decrease in employee costs, a $2.2 million decrease in professional fees and a $0.2 million decrease in insurance costs offset by an increase in severance costs of $1.5 million due to an increase in the actuarial liability for amounts payable to our former Chairman and CEO under an ongoing agreement. General and administrative expenses decreased $1.1 million in 2007 as compared to 2006. The decrease was primarily related to reduced severance charges of $1.0 million in 2007 as compared to 2006, partially offset by a $0.4 million increase in employee costs and a $0.5 million increase in professional fees in 2007 as compared to 2006. We expect corporate general and administrative expenses to decline slightly in 2009.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to grants of stock options, restricted stock and deferred stock units to our employees.
The $1.8 million decrease in 2008 as compared to 2007 relates to stock option forfeitures during 2008 and higher expense in the prior year period due to the acceleration of stock-based compensation expense related to the market-based stock options. The decrease of $0.5 million for 2007 as compared to 2006 was attributable primarily to higher expense in 2006 due to vesting of market-based awards and due to the acceleration of vesting for certain service-based awards in 2006. Stock-based compensation expense related to market-based awards was $0.4 million, $1.7 million and $1.9 million in 2008, 2007 and 2006, respectively. Stock-based compensation expense related to service-based awards was $1.1 million, $1.8 million and $1.9 million in 2008, 2007 and 2006, respectively. Stock-based compensation expense related to corporate operations is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
Interest Income. Interest income includes all interest earned on cash and marketable security balances.
Interest income decreased $4.4 million in 2008 as compared to the prior year due to a decrease in interest rates and a decrease in average invested cash balances. Interest income increased $0.8 million in 2007 as compared to 2006 due to higher invested cash balances in 2007 as compared to 2006, partially offset by declining interest rates.
Interest Expense. Interest expense is primarily related to our 2024 Debentures.
Interest expense decreased $0.4 million in 2008 as compared to 2007. The decline was attributable to the repurchase of $43 million in face value of the 2024 Debentures in 2008. Interest expense decreased $0.4 million in 2007 as compared to 2006. The decline was attributable to the repurchase of $21 million in face value of the 2024 Debentures in 2006.
Recovery (Impairment) — Related Party. In May 2001, we entered into a loan agreement with Mr. Musser, our former CEO, and in December 2006, we restructured the obligation so that we could obtain new collateral. The excess of cash received from the sale of collateral over our carrying value of the loan was reflected as Recovery — related party in the Consolidated Statements of Operations. Future cash receipts in excess of the carrying value of the note will be recognized as Recovery — related party. The carrying value of the loan at December 31, 2008 was zero.

Other Income, Net. Other income, net in 2008 included a net gain of $9.0 million on the repurchase of $43 million in face value of the 2024 Debentures, a $2.5 million net gain on the sale of companies, including the receipt of escrowed funds from a legacy asset and $1.0 gain on distributions from private equity funds. Included in 2006 was a net gain of $4.3 million on the repurchase of $21 million in face value of the 2024 Debentures.
Income Tax (Expense) Benefit
Our consolidated net income tax benefit for 2008, 2007 and 2006 was $0.0 million, $0.7 million and $1.3 million, respectively. We recognized a $0.0 million, $0.7 million and $1.3 million tax benefit in 2008, 2007 and 2006, respectively, related to uncertain tax positions for which the statute of limitations expired during the respective period in the applicable tax jurisdictions. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the net operating loss benefit that would have been recognized in 2008, 2007 and 2006 was offset by a valuation allowance.
Discontinued Operations
The following are reported in discontinued operations for all periods through their respective sale date.
In May 2008, we sold all of our equity and debt interests in Acsis, Alliance Consulting, Laureate Pharma, ProModel and Neuronyx. The gross proceeds from the Bundle Transaction were $74.5 million, of which $6.4 million is being held in escrow through April 2009. In the first quarter of 2008, we recognized an impairment loss of $3.6 million to write down the aggregate carrying value of the Bundle Companies to the total anticipated proceeds, less estimated costs to complete the Bundle Transaction. In the second quarter of 2008, prior to the completion of the Bundle Transaction, we recorded a net loss of $1.6 million in discontinued operations related to the operations of Acsis, Alliance Consulting and Laureate Pharma. In the second quarter of 2008 we recorded a charge of $0.9 million in discontinued operations to accrue for severance payments due to the former CEO of Alliance Consulting in connection with the Bundle Transaction and recorded a pre-tax gain on disposal of $1.4 million which is also recorded in discontinued operations.
In March 2007, we sold Pacific Title & Art Studio for net cash proceeds of approximately $21.9 million, including $2.3 million held in escrow. As a result of the sale, we recorded a pre-tax gain of $2.7 million in 2007. During 2008, we recorded charges totaling $2.7 million related to additional compensation paid to the former CEO of Pacific Title & Art Studio in connection with the March 2007sale and related legal fees.
In March 2007, Clarient sold its technology business (which developed, manufactured and marketed the ACIS Automated Image Analysis System) and related intellectual property to Carl Zeiss MicroImaging, Inc. for cash proceeds of $11.0 million (excluding $1.5 million in contingent purchase price). As a result of the sale, Clarient recorded a pre-tax gain of $3.5 million in 2007. Goodwill of $2.1 million related to the technology business was included in discontinued operations.
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
Alliance Consulting completed the sale of its Southwest region business in May 2006 for proceeds of $4.5 million, including cash of $3.0 million and stock of the acquirer valued at $1.5 million, which was subsequently sold. As a result of the sale, Alliance Consulting recorded a gain of $1.6 million in 2006.
The loss from discontinued operations in 2008 of $9.2 million was primarily attributable to operating losses incurred by Acsis, Alliance Consulting and Laureate Pharma, the impairment loss recognized in the first quarter of 2008 related to the write down of the aggregate carrying value of the Bundle Companies to the anticipated net proceeds, $0.9 million charge to accrue for severance payments due the former CEO of Alliance Consulting and additional compensation paid to the former CEO of Pacific Title & Art Studio in connection with the March 2007 sale and related legal fees. The loss from discontinued operations in 2007 of $19.4 million was attributable primarily to the operating losses incurred by Acsis, Alliance Consulting and Laureate Pharma, partially offset by the gain on the sale of Pacific Title & Art Studio and Clarient’s technology group.

The income from discontinued operations in 2006 of $71.8 million was attributable primarily to the gain on the sale of Mantas and the gain on sale of Alliance Consulting’s Southwest region business partially offset by the operating losses incurred by Acsis and Laureate Pharma.
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
As of December 31, 2008, at the parent company level, we had $73.2 million of cash and cash equivalents and $14.7 million of marketable securities for a total of $87.9 million. In addition to the amounts above, we had $2.0 million in escrow associated with our interest payments due on our 2024 Debentures through March 2009, $6.9 million of cash held in escrow, including accrued interest, and Clarient, our consolidated partner company, had cash and cash equivalents of $1.8 million.
The Bundle Transaction was consummated on May 6, 2008. Gross proceeds were $74.5 million in cash, of which $6.4 million is being held in escrow through April 2009, plus amounts advanced to certain of the Bundle Companies during the time between the signing of the Bundle Transaction agreement and its consummation. Guarantees of partner company facilities of $31.5 million were eliminated upon the closing of the Bundle Transaction.
In April 2008, we received net cash proceeds of $20.5 million that were released from escrow related to our October 2006 sale of Mantas, Inc. and in September 2008, we received $1.8 million cash proceeds that were released from escrow related to our March 2007 sale of Pacific Title & Art Studio.
In February 2004, we completed the sale of the 2024 Debentures. At December 31, 2008, we had $86.0 million in face value of the 2024 Debentures outstanding. Interest on the 2024 Debentures is payable semi-annually. At the holders’ option, the 2024 Debentures are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the 2024 Debentures is $7.2174 of principal amount per share. The closing price of our common stock on December 31, 2008 was $0.69. The 2024 Debentures holders have the right to require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest. The 2024 Debentures holders also have the right to require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution, a change in control or the delisting of our common stock from the NYSE if we were unable to obtain a listing for our common stock on another national or regional securities exchange. Subject to certain conditions, we have the right to redeem all or some of the 2024 Debentures commencing March 20, 2009.
During 2008, we repurchased $43.0 million in face value of the 2024 debentures for $33.5 million in cash, including accrued interest. In connection with the repurchases, we recorded $0.5 million of expense related to the acceleration of deferred debt issuance costs associated with the 2024 Debentures, resulting in a net gain of $9.0 million which was included in other income. During 2006, we repurchased $21.0 million in face value of the 2024 Debentures for $16.4 million in cash, including accrued interest.
In May 2008, our Board of Directors authorized us, from time to time and depending on market conditions, to repurchase shares of our outstanding common stock, with up to an aggregate value of $10.0 million, exclusive of fees and commissions. During the year ended December 31, 2008, we repurchased approximately 975 thousand shares of common stock at a cost of $1.3 million. These repurchases, as well as any repurchases of 2024 Debentures, have been and will be made in open market or privately negotiated transactions in compliance with the U.S. Securities and Exchange Commission regulations and other applicable legal requirements. The manner, timing and amount of any purchases have been and will be determined by us based upon an evaluation of market conditions, stock price and other factors. Our Board of Directors’ authorizations regarding common stock and 2024 Debentures repurchases do not obligate us to acquire any particular amount of common stock or 2024 Debentures and may be modified or suspended at any time at our discretion.

At December 31, 2008, we maintained a revolving credit facility that provided for borrowings and issuances of letters of credit and guarantees up to $30.0 million. Borrowing availability under the facility was reduced by the amounts outstanding for our borrowings and letters of credit and amounts guaranteed under Clarient’s facility maintained with that same lender. This credit facility bore interest at the prime rate (3.25% at December 31, 2008) for outstanding borrowings. The credit facility was subject to an unused commitment fee of 0.125% per annum, subject to reduction based on deposits maintained at the bank. The credit facility required us to maintain an unrestricted cash collateral account at that same bank, equal to our borrowings and letters of credit and amounts borrowed by Clarient under the guaranteed portion of its facility maintained with that same bank. At December 31, 2008, the required cash collateral pursuant to the credit facility agreement was $17.9 million, which amount is included within Cash and cash equivalents on our Consolidated Balance Sheet as of December 31, 2008.
Availability under our revolving credit facility at December 31, 2008 was as follows:

Total
(In Thousands)

Size of credit facility	$30,000
Guarantees of Clarient’s facility at same bank (a)	(12,300)
Outstanding letter of credit (b)	(6,336)

Amount available at December 31, 2008	$11,364

(a)
Our ability to borrow under the credit facility was limited by the amounts outstanding for our borrowings and letters of credit and amounts guaranteed under partner company facilities maintained at the same bank. Of the total facilities, $9.0 million was outstanding under this facility at December 31, 2008 and was included as debt on the Consolidated Balance Sheet.

(b)	In connection with the sale of CompuCom, we provided to the landlord of CompuCom’s Dallas headquarters, a $6.3 million letter of credit, which will expire on March 19, 2019.
On February 6, 2009 we entered into a new loan agreement with a different commercial bank which provides us with a revolving credit facility in the maximum aggregate amount of $50 million. Actual availability under the credit facility will be based on the amount of cash we maintain at the bank as well as certain percentages of the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts and not less than 75% of our investment and securities accounts at the bank. The credit facility matures on December 31, 2010.
In conjunction with the execution of our new loan agreement, we are terminating our prior revolving credit facility. Notwithstanding such termination, we will continue to guaranty the obligations of Clarient under its continuing credit facility with the bank, which matures on March 30, 2010, and will maintain a cash account at the bank in the minimum amount of $12.3 million to support such guaranty.
We have committed capital of approximately $8.1 million, including conditional commitments to provide non-consolidated partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $6.5 million which is expected to be funded in the next 12 months.
The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to acquire interests in technology and life sciences companies, provide additional funding to existing partner companies, or commit capital to other initiatives, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in partner companies from time to time, we may receive proceeds from such sales, which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.
In May 2001, we entered into a $26.5 million loan agreement with Warren V. Musser, our former Chairman and Chief Executive Officer. In December 2006, we restructured the obligation to reduce the amount outstanding to $14.8 million, bearing interest at a rate of 5.0% per annum. Cash payments, when received, are recognized as Recovery — related party in our Consolidated Statements of Operations. Since 2001 and through December 31, 2008, we received a total of $16.3 million in cash payments on the loan, of which $5 thousand was received during 2008. The carrying value of the loan at December 31, 2008 was zero.

We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for further distribution to such fund’s limited partners (the “clawback”). The maximum clawback we could be required to return for our general partner interest is $3.6 million, of which $2.5 million was reflected in accrued expenses and other current liabilities and $1.1 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at December 31, 2008. We paid $3.0 million of our estimated clawback liabilities in 2008.
Our previous ownership in the general partners of the funds that have potential clawback liabilities ranges from 19-30%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. The funds have taken several steps to reduce the potential liabilities should other general partners default, including withholding all general partner distributions and placing them in escrow and adding rights of set-off among certain funds. We believe our potential liability due to the possibility of default by other general partners is remote.
For the reasons we presented above, we believe our cash and cash equivalents at December 31, 2008, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including commitments to our existing companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.
Consolidated Partner Company
Clarient, our consolidated partner company, incurred operating losses in 2008 and may need additional capital to fund its operations. From time to time, Clarient may require additional debt or equity financing or credit support from us to fund planned expansion activities. If we decide not to, or cannot provide sufficient capital resources to allow them to reach a positive cash flow position, and they are unable to raise capital from outside resources, they may need to scale back their operations. As described below, we have renewed, expanded and extended a revolving line of credit to Clarient.
Clarient maintains a $12.0 million revolving credit agreement with a bank which was amended and restated on February 27, 2009. This facility contains financial and non-financial covenants and matures March 31, 2010.
On July 31, 2008, Clarient entered into a separate $8.0 million secured credit agreement with a finance company which was amended and restated on February 27, 2009. The secured credit agreement expires on January 31, 2010. Actual availability under the facility is limited by Clarient’s qualified accounts receivable and certain liquidity factors. Clarient reduced indebtedness to us under the Mezzanine Facility (defined below) with a portion of the proceeds borrowed under the revolving credit facility.
In March 2007, we provided a subordinated revolving credit line (the “Mezzanine Facility”) to Clarient. Under the Mezzanine Facility, we committed to provide Clarient access to up to $12.0 million in working capital funding, which was reduced to $6.0 million as a result of the ACIS Sale. The Mezzanine Facility originally had a term expiring on December 8, 2008. On March 14, 2008, the Mezzanine Facility was extended through April 15, 2009, and increased from $6.0 million to $21.0 million. In connection with the extension and increase of the Mezzanine Facility, the Company received from Clarient five-year warrants to purchase shares of Clarient common stock with an exercise price of $0.01 per share. The Company received 1.6 million of these warrants at the time of the extension of the Mezzanine Facility and the Company received an additional 1.7 million warrants through September 2, 2008, based on the amount of borrowings remaining outstanding under the Mezzanine Facility at certain interim dates. The Mezzanine Facility was subject to reduction to $6.0 million under certain circumstances involving the completion of replacement financing by Clarient. At December 31, 2008, $13.4 million was outstanding under the Mezzanine Facility.
On February 27, 2009 Clarient further refinanced, renewed and expanded the Mezzanine Facility. In connection with such renewal, Clarient issued us fully vested five-year warrants to purchase 500,000 shares of Clarient common stock at an exercise price of $1.376 (Clarient’s 20-day trailing close price of its common stock as of February 6, 2009). The Mezzanine Facility as amended has a maturity date of April 1, 2010, and provides Clarient with up to $30.0 million in working capital funding. Borrowings under the Mezzanine Facility will bear interest at an annual rate of 14.0%.

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
As reported in its Form 10-K for the year ended December 31, 2008, Clarient’s independent auditors have determined that there is substantial doubt about Clarient’s ability to continue as a going concern. Clarient’s credit facilities with its lenders contain certain covenants which require compliance. In order for Clarient to comply with its financial covenants contained within its credit facilities with its third party lenders, as amended in February 2009 (see Note 7), its results of operations and level of cash collections in 2009 and beyond must exceed its 2008 results, and such outcome is uncertain.
Failure to maintain compliance with the financial and/or certain other covenants contained within Clarient’s credit facilities would constitute an event of default under the respective credit facility and by agreement, would result in a cross-default for the other credit facilities. If Clarient were not able to obtain a waiver of default from its lenders, Clarient’s borrowings under the respective credit facilities would immediately become due and payable. There can be no assurance that Clarient would be able to obtain waivers from existing third party lenders or fully access its existing financing sources in the event of default.
At December 31, 2008, Clarient did not have sufficient cash availability to repay its credit facilities which will be due in the first quarter of 2010. In addition, Clarient has incurred recurring losses and negative cash flows from operations. Clarient is currently in the process of evaluating certain financing alternatives in light of the stated maturity dates of its current credit arrangements. Due to Clarient’s financial condition and the ongoing turmoil in the financial and credit markets, Clarient’s ability to obtain extensions to its existing third party credit facilities, or to obtain new credit facilities, may be adversely affected. There can be no assurance that Clarient will be able to obtain financing on terms that are favorable to Clarient, or obtain additional or extended financing at all. As a result, there is a substantial doubt about Clarient’s ability to continue as a going concern.
Analysis of Parent Company Cash Flows
Cash flow activity for the Parent Company was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net cash used in operating activities	$(14,124)	$(16,777)	$(12,039)
Net cash provided by (used in) investing activities	27,327	50,788	(16,159)
Net cash provided by (used in) financing activities	(34,675)	741	(20,169)

	$(21,472)	$34,752	$(48,367)

Cash Used In Operating Activities
Year ended December 31, 2008 versus year ended December 31, 2007. Net cash used in operating activities decreased $2.7 million in 2008 as compared to 2007. The decrease was primarily due to lower corporate operating expenditures.
Year ended December 31, 2007 versus year ended December 31, 2006. Cash used in operating activities increased $4.7 million in 2007 as compared to 2006, The increase was primarily due to cash payments of $2.0 million for severance in 2007 and professional fees related to the Bundle Transaction and changes in working capital.
Cash Provided by (Used In) Investing Activities
Year ended December 31, 2008 versus year ended December 31, 2007. Net cash provided by investing activities decreased $23.5 million in 2008 as compared to 2007. The decrease was attributable to a $107.7 million net increase in marketable securities and a $12.6 million increase in advances to partner companies offset by a $64.9 million increase in proceeds from the sale of discontinued operations and a $30.5 million decrease in the acquisition of ownership interests in companies and funds, net of cash acquired.

Year ended December 31, 2007 versus year ended December 31, 2006. Cash provided by investing activities increased $66.9 million in 2007 compared to 2006. The increase was primarily due to a $155.9 million net decrease in marketable securities partially offset by a $73.8 million decrease in proceeds from sale of discontinued operations and an $8.4 million increase in the acquisition of ownership interests in companies and funds, net of cash acquired.
Cash Provided by (Used In) Financing Activities
Year ended December 31, 2008 versus year ended December 31, 2007. Net cash used in financing activities increased $35.4 million in 2008 as compared to 2007. The increase was primarily attributable to $33.5 million in repurchases of our 2024 Debentures, excluding accrued interest and $1.3 million in purchases of treasury stock.
Year ended December 31, 2007 versus year ended December 31, 2006. Cash provided by financing activities increased $20.9 million in 2007 as compared to 2006, primarily due to the repurchase of our 2024 Debentures, excluding accrued interest, for $16.2 million and the repayment of intercompany advances from a partner company of $5.5 million in 2006.
Consolidated Working Capital From Continuing Operations
Consolidated working capital from continuing operations decreased to $88.4 at December 31, 2008 compared to $97.2 at December 31, 2007. The decrease was primarily due to the Bundle transaction (see Note 2).
Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net cash used in operating activities	$(21,514)	$(36,253)	$(18,379)
Net cash provided by (used in) investing activities	32,805	53,063	(27,590)
Net cash provided by (used in) financing activities	(31,386)	17,500	(5,527)

	$(20,095)	$34,310	$(51,496)

Cash Used In Operating Activities
Year ended December 31, 2008 versus year ended December 31, 2007. Net cash used in operating activities decreased $14.7 million in 2008 as compared to 2007. The decrease was primarily attributable to a $7.0 million increase in accounts payable and accrued expenses, $4.9 million decrease in the cash outflows from discontinued operations and a $13.9 million decrease in net loss, partially offset by a $14.2 million increase in accounts receivable.
Year ended December 31, 2007 versus year ended December 31, 2006. Net cash used in operating activities increased $17.9 million in 2007 as compared to 2006. The increase was primarily due to the current year results of continuing operations and unfavorable changes in working capital.

Cash Provided by (Used In) Investing Activities
Year ended December 31, 2008 versus year ended December 31, 2007. Net cash provided by investing activities decreased $20.3 million in 2008 as compared to 2007. The decrease was attributable to a $107.7 million net increase in marketable securities offset by a $53.8 million increase in proceeds from the sale of discontinued operations, a $4.9 million decrease in cash used in discontinued operations and a $30.5 million decrease in the acquisition of ownership interests in companies and funds, net of cash acquired.
Year ended December 31, 2007 versus year ended December 31, 2006. Net cash provided by investing activities increased $80.7 million in 2007 as compared to 2006. The increase was primarily due to a $156.0 million net decrease in marketable securities, an $8.5 million decrease in the cash used in discontinued operations offset by a $65.1 million decrease in proceeds from sale of discontinued operations and a $17.5 million increase in the acquisition of ownership interests in companies and funds, net of cash acquired.
Cash Provided by (Used In) Financing Activities
Year ended December 31, 2008 versus year ended December 31, 2007. Net cash used in financing activities increased $48.9 million in 2008 as compared to 2007. The increase was attributable to a $33.5 million in repurchases of our 2024 Debentures, excluding accrued interest, $6.8 million increase in net repayments on revolving credit facilities, $1.3 million in purchases of treasury stock and a $6.9 million decrease in the cash inflows from financing activities of discontinued operations.
Year ended December 31, 2007 versus year ended December 31, 2006. Cash provided by financing activities increased $23.0 million in 2007 as compared to 2006, primarily due to the repurchase of a portion of our 2024 Debentures for $16.2 million, excluding accrued interest, in 2006. Also contributing to the current year increase in cash provided by financing activities was a $2.6 million net increase in borrowings under revolving credit facilities and a $2.6 million net increase in borrowings on term debt.

Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2008, by period due or expiration of the commitment.

	Payments Due by Period
			2010 and	2012 and	Due after
	Total	2009	2011	2013	2013
	(In millions)
Contractual Cash Obligations:
Lines of credit(a)	$14.1	$14.1	$—	$—	$—
Capital leases	0.6	0.3	0.3	—	—
Convertible senior debentures(b)	86.0	—	—	—	86.0
Operating leases	14.6	2.1	4.4	4.4	3.7
Funding commitments(c)	8.1	6.5	1.6	—	—
Potential clawback liabilities(d)	3.6	2.5	1.1	—	—
Other long-term obligations(e)	4.2	0.8	1.5	1.5	0.4

Total Contractual Cash Obligations	$131.2	$26.3	$8.9	$5.9	$90.1

	Amount of Commitment Expiration by Period
			2010 and	2012 and	After
	Total	2009	2011	2013	2013
	(In millions)
Other Commitments:
Letters of credit(f)	$8.6	$—	$—	$—	$8.6

(a)
Clarient maintains a commercial bank credit facility which we guarantee. Outstanding borrowings under the credit facility amounted to $9.0 million at December 31, 2008. In addition, Clarient had $5.1 million outstanding at December 31, 2008 under a senior secured revolving credit agreement that is secured by Clarient’s accounts receivable and related assets.

(b)
In February 2004, we completed the issuance of $150.0 million of the 2024 Debentures with a stated maturity of March 15, 2024. During 2008 and 2006, we repurchased $43.0 million and $21.0 million, respectively, in face value of the 2024 Debentures. The 2024 Debentures holders have the right to require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest.

(c)
These amounts include funding commitments to private equity funds which have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management. Also included are $6.8 million conditional commitments to provide non-consolidated partner companies with additional funding.

(d)
We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (the “clawback”). The maximum clawback we could be required to return is approximately $3.6 million, of which $2.5 million was reflected in Accrued expenses and other current liabilities and $1.1 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets.

(e)	Reflects the estimated amount payable to our former Chairman and CEO under an ongoing agreement.

(f)
Letters of credit include a $6.3 million letter of credit provided to the landlord of CompuCom’s Dallas headquarters lease in connection with the sale of CompuCom and a $2.3 million of letter of credit issued by Clarient to its landlord under its facility lease agreement.

We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $8 million at December 31, 2008.
As of December 31, 2008, Safeguard and its partner companies that are consolidated for tax purposes had federal net operating loss carryforwards and federal capital loss carryforwards of approximately $213 million and $182 million, respectively. The net operating loss carryforwards expire in various amounts from 2009 to 2026. The capital loss carryforwards expire in various amounts from 2009 to 2011. Limitations on utilization of both the net operating loss carryforwards and capital loss carryforwards may apply.
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations.

Recent Accounting Pronouncements
In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, of adopting FSP FAS 142-3 on our Consolidated Financial Statements.
In November 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-6, “Equity Method Accounting Considerations”. EITF 08-6 continues to follow the accounting for the initial carrying value of equity method investments in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, which is based on a cost accumulation model and generally excludes contingent consideration. EITF 08-6 also specifies that other-than-temporary impairment testing by the investor should be performed at the investment level and that a separate impairment assessment of the underlying assets is not required. An impairment charge by the investee should result in an adjustment of the investor’s basis of the impaired asset for the investor’s pro-rata share of such impairment In addition, EITF 08-6 reached a consensus on how to account for an issuance of shares by an investee that reduces the investor’s ownership share of the investee. An investor should account for such transactions as if it had sold a proportionate share of its investment with ay gains or losses recorded through earnings. EITF 08-6 also addresses the accounting for a change in an investment from the equity method to the cost method after adoption of Statement 160. EITF 08-6 affirms the existing guidance in APB 18, which requires cessation of the equity method of accounting and application of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or the cost method under APB 18 as appropriate. EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact, if any, of adopting EITF 08-6 on our Consolidated Financial Statements.
In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS157-3”) which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS157-3 did not have a material impact on our Consolidated Financial Statements.
In June 2008, the Emerging Issues Task Force (“EITF”) ratified Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock. The consensus will replace EITF 01-6 as a critical component of the literature applied to evaluating financial instruments for debt or equity classification and embedded features for bifurcation as derivatives. EITF 07-5 will become effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently analyzing the impact on our Consolidated Financial Statements.
In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities that are not otherwise required to be measured at fair value, at fair value. Under SFAS No. 159, companies would report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize up-front costs and fees related to those items in earnings as incurred. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our Consolidated Financial Statements due to our election to not measure partner company holdings at fair value.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. The requirements of SFAS No. 157 became effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. The adoption of SFAS No. 157 did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions. SFAS No. 141(R) further changes the accounting treatment for certain specific items, including:
•	Acquisition costs will be generally expensed as incurred;
•	Non-controlling interests (formerly known as “minority interests” — see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;
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
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of non-controlling interests (minority interests) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to non-controlling interests will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are treated as equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 160 will result in the reclassification of minority interests from long-term liabilities to shareholders’ equity. Minority interest at December 31, 2008 was $0 million.
In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources for generally accepted accounting principles (“GAAP”) in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 did not have any effect on our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our securities. At December 31, 2008, these securities include our equity position in Clarient, our only publicly-traded partner company, which has experienced significant volatility in its stock price. Historically, we have not attempted to reduce or eliminate our market exposure on publicly-traded securities. Based on closing market prices at December 31, 2008, the fair market value of our holdings in Clarient was approximately $75.8 million. A 20% decrease in Clarient’s stock price would result in an approximate $15.2 million decrease in the fair value of our holdings in Clarient.
In February 2004, we completed the issuance of $150.0 million of our 2024 Debentures with a stated maturity of March 15, 2024. During 2008 and 2006, we repurchased $43.0 million and $21.0 million, respectively, in face value of the 2024 Debentures. Interest payments of approximately $1.1 million each are due March and September of each year. The holders of these 2024 Debentures have the right to require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount plus accrued and unpaid interest. On October 8, 2004, we used approximately $16.7 million of the proceeds from the CompuCom sale to escrow interest payments due through March 15, 2009.

					Fair Value at
				After	December 31,
Liabilities	2009	2010	2011	2011	2008

2024 Debentures due by year (in millions)	$—	$—	$—	$86.0	$60.0
Fixed interest rate	2.625%	2.625%	2.625%	2.625%	N/A
Interest expense (in millions)	$2.3	$2.3	$2.3	$27.6	N/A
Our outstanding debt at December 31, 2008, exclusive of our 2024 Debentures, totaled $14.7 million, which consisted of fixed-rate debt of $0.6 million and variable-rate debt of $14.1 million. Based on our 2008 average outstanding borrowings under our variable-rate debt, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings and cash flows by approximately $0.1 million. The fair value of our debt, exclusive of our 2024 Debentures, approximates carrying value.
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
We have audited Safeguard Scientifics, Inc.’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Safeguard Scientifics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: (i) ineffective policies and procedures for ensuring financial reporting risks, including changes therein, are identified timely and corresponding control activities are implemented, (ii)  inadequately designed controls to ensure the accuracy of pricing and contractual allowance information entered into the Company’s in-house billing system and (iii) inadequately designed and maintained controls over the estimate of the allowance for doubtful accounts.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Safeguard Scientifics, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2008. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated March 19, 2009, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Safeguard Scientifics, Inc. has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 19, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Safeguard Scientifics, Inc.:
We have audited the accompanying consolidated balance sheets of Safeguard Scientifics, Inc. (the “Company”) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 13 to the consolidated financials statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective January 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Safeguard Scientifics, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 19, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 19, 2009

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
	(In thousands except
	per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$75,051	$96,201
Cash held in escrow — current	6,433	20,345
Marketable securities	14,701	590
Restricted marketable securities	1,990	3,904
Accounts receivable, less allowances ($8,045— 2008; $3,370— 2007)	20,465	12,702
Prepaid expenses and other current assets	1,507	1,755
Assets held for sale	—	1,465
Current assets of discontinued operations	—	32,867

Total current assets	120,147	169,829
Property and equipment, net	12,369	11,714
Ownership interests in and advances to companies	85,561	90,038
Long-term restricted marketable securities	—	1,949
Goodwill	12,729	12,729
Cash held in escrow — long term	501	2,341
Other	1,095	2,342
Non-current assets of discontinued operations	—	99,420

Total Assets	$232,402	$390,362

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of credit line borrowings	$14,104	$13,997
Current maturities of long-term debt	263	1,510
Accounts payable	3,337	3,134
Accrued compensation and benefits	5,758	6,934
Accrued expenses and other current liabilities	8,285	14,203
Current liabilities of discontinued operations	—	50,132

Total current liabilities	31,747	89,910
Long-term debt	345	906
Other long-term liabilities	9,600	9,111
Convertible senior debentures	86,000	129,000
Minority interest	—	2,296
Non-current liabilities of discontinued operations	—	5,916
Commitments and contingencies
Redeemable consolidated partner company stock-based compensation	—	84

Shareholders’ Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 121,589 and 121,123 shares issued and outstanding in 2008 and 2007, respectively	12,159	12,112
Additional paid-in capital	763,323	758,515
Accumulated deficit	(669,526)	(617,513)
Accumulated other comprehensive income (loss)	(29)	25
Treasury stock, at cost	(1,217)	—

Total shareholders’ equity	104,710	153,139

Total Liabilities and Shareholders’ Equity	$232,402	$390,362

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands except per share data)

Revenue	$73,736	$42,995	$27,723

Operating Expenses:
Cost of sales	33,007	26,914	19,824
Selling, general and administrative	60,744	50,783	44,924

Total operating expenses	93,751	77,697	64,748

Operating loss	(20,015)	(34,702)	(37,025)
Other income (loss), net	10,275	(5,089)	5,402
Recovery — related party	5	12	360
Interest income	3,097	7,520	6,805
Interest expense	(4,732)	(5,489)	(5,203)
Equity loss	(34,697)	(15,178)	(3,732)
Minority interest	3,264	5,749	5,721

Net loss from continuing operations before income taxes	(42,803)	(47,177)	(27,672)
Income tax benefit	26	696	1,270

Net loss from continuing operations	(42,777)	(46,481)	(26,402)
Income (loss) from discontinued operations, net of tax	(9,236)	(19,387)	71,845

Net income (loss)	$(52,013)	$(65,868)	$45,443

Basic and Diluted Income (Loss) Per Share:
Net loss from continuing operations	$(0.35)	$(0.38)	$(0.22)
Net income (loss) from discontinued operations	(0.07)	(0.16)	0.59

Net income (loss) per share	$(0.42)	$(0.54)	$0.37

Shares used in computing basic and diluted income (loss) per share	122,767	122,352	121,476

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net loss from continuing operations	$(42,777)	$(46,481)	$(26,402)

Other comprehensive income (loss), before taxes:
Foreign currency translation adjustments	—	(77)	27
Holding losses on available-for-sale securities	—	(487)	(2,824)

Other comprehensive loss from continuing operations	—	(564)	(2,797)

Comprehensive loss from continuing operations	(42,777)	(47,045)	(29,199)
Income (loss) from discontinued operations	(9,236)	(19,387)	71,845
Other comprehensive income (loss) from discontinued operations	(54)	53	167

Comprehensive income (loss)	$(52,067)	$(66,379)	$42,813

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
			Additional		Comprehensive			Unamortized
	Common Stock		Paid-In	Accumulated	Income	Treasury Stock		Deferred
	Shares	Amount	Capital	Deficit	(Loss)	Shares	Amount	Compensation	Total
	(In thousands)

Balance — December 31, 2005	119,935	$11,993	$747,953	$(597,088)	$3,166	2	$(6)	$(1,043)	$164,975

Net income	—	—	—	45,443	—	—	—	—	45,443

Stock options exercised, net	236	25	346	—	—	(2)	6	—	377
Reclassification of unamortized deferred compensation	—	—	(1,043)	—	—	—	—	1,043	—
Reclassification of redeemable subsidiary stock-based compensation	—	—	(2,021)	—	—	—	—	—	(2,021)

Impact of subsidiary equity transactions	—	—	(1,763)	—	—	—	—	—	(1,763)

Issuance of restricted stock, net	248	24	47	—	—	—	—	—	71
Stock-based compensation expense — continuing and discontinued operations	—	—	6,842	—	—	—	—	—	6,842

Other comprehensive loss	—	—	—	—	(2,630)	—	—	—	(2,630)

Balance — December 31, 2006	120,419	12,042	750,361	(551,645)	536	—	—	—	211,294

Net loss	—	—	—	(65,868)	—	—	—	—	(65,868)

Stock options exercised, net	492	49	692	—	—	—	—	—	741
Change in redeemable subsidiary stock-based compensation	—	—	937	—	—	—	—	—	937

Issuance of restricted stock, net	212	21	146	—	—	—	—	—	167

Stock-based compensation expense — continuing and discontinued operations	—	—	6,379	—	—	—	—	—	6,379

Other comprehensive loss	—	—	—	—	(511)	—	—	—	(511)

Balance — December 31, 2007	121,123	12,112	758,515	(617,513)	25	—	—	—	153,139

Net loss	—	—	—	(52,013)	—	—	—	—	(52,013)

Stock options exercised, net	25	3	30	—	—	(74)	82	—	115

Issuance of restricted stock, net	441	44	214	—	—	28	(3)	—	255

Stock-based compensation expense — continuing and discontinued operations	—	—	3,911	—	—	—	—	—	3,911

Repurchase of common stock	—	—	—	—	—	975	(1,296)		(1,296)
Gain on change in interest of equity method partner company	—	—	653	—	—	—	—	—	653

Other comprehensive loss	—	—	—	—	(54)	—	—	—	(54)

Balance — December 31, 2008	121,589	$12,159	$763,323	$(669,526)	$(29)	929	$(1,217)	$—	$104,710

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(52,013)	$(65,868)	$45,443
Adjustments to reconcile to net cash used in operating activities:
(Income) loss from discontinued operations	9,236	19,387	(71,845)
Depreciation and amortization	3,551	3,662	3,237
Deferred income taxes	—	—	—
Equity loss	34,697	15,178	3,732
Other (income) loss, net	(10,275)	5,089	(5,402)
Bad debt expense	12,199	3,558	549
Recovery — related party	—	—	(360)
Non-cash stock-based compensation expense	3,449	5,350	5,248
Minority interest	(3,264)	(5,749)	(5,721)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	(20,495)	(6,318)	(4,901)
Accounts payable, accrued expenses, deferred revenue and other	4,689	(2,339)	3,402
Cash flows from operating activities of discontinued operations	(3,288)	(8,203)	8,239

Net cash used in operating activities	(21,514)	(36,253)	(18,379)

Cash Flows from Investing Activities:
Proceeds from sales of available-for-sale and trading securities	—	—	3,551
Proceeds from sales of and distributions from companies and funds	4,263	2,783	1,530
Advances to partner companies	(4,210)	(682)	—
Acquisitions of ownership interests in partner companies and funds, net of cash acquired	(30,496)	(61,025)	(43,525)
Acquisitions by partner companies, net of cash acquired	—	—	(47)
Repayment of note receivable-related party, net	—	—	360
Increase in marketable securities	(75,809)	(111,858)	(208,514)
Decrease in marketable securities	61,698	205,422	146,129
Proceeds from sales of property and equipment	—	—	415
Capital expenditures	(3,530)	(3,625)	(6,673)
Capitalized software costs	—	(156)	—
Proceeds from sale of discontinued operations, net	83,756	29,967	95,044
Other, net	—	—	424
Cash flows from investing activities of discontinued operations	(2,867)	(7,763)	(16,284)

Net cash provided by (used in) investing activities	32,805	53,063	(27,590)

Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	(33,494)	—	(16,215)
Borrowings on revolving credit facilities	37,633	34,797	10,667
Repayments on revolving credit facilities	(37,526)	(28,766)	(2,335)
Borrowings on term debt	—	449	2,695
Repayments on term debt	(2,574)	(2,128)	(2,964)
Issuance of Company common stock, net	115	—	448
Issuance of subsidiary common stock, net	966	741	(5,568)
Purchase of subsidiary common stock, net	(1,296)	691	(1,112)
Offering costs on issuance of subsidiary common stock	—	—	(70)
Other, net	—	—	1,246
Cash flows from financing activities of discontinued operations	4,790	11,716	7,681

Net cash provided by (used in) financing activities	(31,386)	17,500	(5,527)

Net Increase (Decrease) in Cash and Cash Equivalents	(20,095)	34,310	(51,496)

Changes in Cash and Cash Equivalents from, and Advances to Acsis, Alliance Consulting, Laureate Pharma, Pacific Title & Art Studio and Mantas included in assets of discontinued operations	(1,055)	1,510	(5,756)

	(21,150)	35,820	(57,252)

Cash and Cash Equivalents at beginning of period	96,201	60,381	117,633

Cash and Cash Equivalents at end of period	$75,051	$96,201	$60,381

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
Description of the Company
Safeguard Scientifics, Inc. (“Safeguard” or the “Company”) seeks to build value in growth-stage technology and life sciences businesses. The Company provides capital as well as a range of strategic, operational and management resources to our partner companies. The Company participates in expansion financings, corporate spin-outs, management buy-outs, recapitalizations, industry consolidations and early-stage financings. The Company’s vision is to be the preferred catalyst for creating great technology and life sciences companies.
The Company strives to create long-term value for its shareholders through building value in its partner companies. Safeguard helps its partner companies in their efforts to increase market penetration, grow revenue and improve cash flow in order to create long-term value. The Company concentrates on companies that operate in two categories:
•
Technology — including companies focused on providing software as a service (SaaS), technology-enabled services and vertical software solutions for healthcare information technology, the financial services sector and internet-based businesses; and

•	Life Sciences — including companies focused on molecular and point-of-care diagnostics, medical devices and regenerative medicine/specialty pharmaceuticals.
Basis of Presentation
The Consolidated Financial Statements include the accounts of the Company and all partner companies in which it directly or indirectly owned more than 50% of the outstanding voting securities during the periods presented. The Company operates on a calendar year.
The Company’s Consolidated Statements of Operations, Comprehensive Income (Loss) and Cash Flows for each of the years in the three-year period ended December 31, 2008 and the Consolidated Balance Sheets as of December 31, 2008 and 2007 include Clarient, Inc. (“Clarient”) in continuing operations.
During 2008, 2007 and 2006, certain consolidated partner companies, or components thereof, were sold and are reported in discontinued operations. See Note 2.
During the third quarter, 2008, the Company increased its ownership interest in Authentium, Inc. (“Authentium”) to the 20.0% threshold at which the Company believes it exercises significant influence. Accordingly, the Company adopted the equity method of accounting for its holdings in Authentium. The Company has adjusted the financial statements for all prior periods presented to retrospectively apply the equity method of accounting for its holdings in Authentium since the initial date of acquisition in April 2006. The effect of the change was to decrease Ownership interests in and advances to partner companies by $1.5 million as of December 31, 2007 and to increase Equity loss by $1.0 million and $0.5 million for the years ended December 31, 2007 and 2006.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Equity Method. The Company accounts for partner companies whose results are not consolidated, but over which it exercises significant influence, under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation of the Company on the partner company’s board of directors and the Company’s ownership level, which is generally a 20% to 50% interest in the voting securities of a partner company (including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company). The Company also accounts for its interests in some private equity funds under the equity method of accounting based on its general and limited partner interests in such funds. Under the equity method of accounting, the Company does not reflect a partner company’s financial statements within the Company’s Consolidated Financial Statements; however, the Company’s share of the income or loss of such partner company is reflected in Equity loss in the Consolidated Statements of Operations. The Company includes the carrying value of equity method partner companies in Ownership interests in and advances to companies on the Consolidated Balance Sheets. The Company reports its share of the income or loss of the equity method partner companies on a one quarter lag. This reporting lag could result in a delay in recognition of the impact of changes in the business or operations of these partner companies.
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
Accounting Estimates
The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. These estimates include the evaluation of the recoverability of the Company’s ownership interests in and advances to companies and investments in marketable securities, the evaluation of the impairment of goodwill, intangible assets and property and equipment, revenue recognition, income taxes, stock-based compensation and commitments and contingencies. Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Illiquid credit markets, volatile equity markets and reductions in information technology spending have combined to increase the uncertainty in such estimates.
Certain amounts recorded to reflect the Company’s share of income or losses of partner companies accounted for under the equity method are based on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities’ financial statements are completed.
It is reasonably possible that the Company’s accounting estimates with respect to the ultimate recoverability of the carrying value of the Company’s ownership interests in and advances to companies and goodwill could change in the near term and that the effect of such changes on the financial statements could be material. At December 31, 2008, the Company believes the recorded amount of carrying value of the Company’s ownership interests in and advances to companies and goodwill is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a company.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reclassifications and Revisions
Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification to discontinued operations of Acsis, Inc., Alliance Consulting Group Associates, Inc. and Laureate Pharma, Inc., which were sold in May 2008, Pacific Title & Art Studio which was sold in March 2007, Clarient’s technology business which was sold in March 2007, Mantas which was sold in October 2006 and Alliance Consulting’s Southwest region business which was sold in May 2006. The impact of these reclassifications did not affect the Company’s net income (loss).
During the third quarter 2008, the Company increased its ownership interest in Authentium, Inc. (“Authentium”) to the 20.0% threshold at which the Company believes it exercises significant influence. Accordingly, the Company adopted the equity method of accounting for its holdings in Authentium. The Company has adjusted the financial statements for all prior periods presented to retrospectively apply the equity method of accounting for its holdings in Authentium since the initial date of acquisition in April 2006. The effect of the change was to decrease Ownership interests in and advances to partner companies by $1.5 million as of December 31, 2007 and to increase Equity loss by $1.0 million and $0.5 million for the years ended December 31, 2007 and 2006, respectively.
The Company has disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations. Included in these amounts were net cash flows of $(1.2) million and $(4.6) million in 2007 and 2006, respectively, attributable to Clarient’s technology business, Alliance Consulting’s Southwest region business and Laureate Pharma’s Totowa operation. Because these businesses did not maintain separate bank accounts, any net cash provided by (used in) these businesses increased (decreased) the cash and cash equivalents balance of the Company’s continuing operations as shown on the Consolidated Balance Sheets. Cash flows related to Acsis, Alliance Consulting, Laureate Pharma, Pacific Title & Art Studio and Mantas are adjusted in the Statement of Cash Flows to reconcile to cash and cash equivalents associated with continuing operations.
See Note 19 regarding certain current and prior year adjustments of expense classifications between Selling, general and administrative expense and Cost of sales.
Cash and Cash Equivalents and Short-Term Marketable Securities
The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits that are readily convertible into cash. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity securities are carried at amortized cost, which approximates fair value. Short-term marketable securities consist of held-to-maturity securities, primarily consisting of commercial paper and certificates of deposits. The Company has not experienced any significant losses on cash equivalents and does not believe it is exposed to any significant credit risk on cash and cash equivalents.
Restricted Marketable Securities
Restricted marketable securities include held-to-maturity securities, based upon the Company’s ability and intent to hold these securities to maturity. The securities are U.S. Treasury securities with various maturity dates. Pursuant to terms of the 2.625% convertible senior debentures due March 15, 2024 (“2024 Debentures”), as a result of the sale of CompuCom in 2004, the Company pledged the U.S. Treasury securities to an escrow agent for interest payments through March 15, 2009 on the 2024 Debentures (See Notes 4 and 8).

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Long-Term Marketable Securities
The Company records its ownership interest in cost method equity securities that have readily determinable fair value as available-for-sale or trading securities. Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of Shareholders’ Equity. Unrealized losses are charged against net loss when a decline in the fair value is determined to be other than temporary. Trading securities are carried at fair value, based on quoted market prices, with the unrealized gain or loss included in Other Income, Net, in the Consolidated Statements of Operations. The Company records its ownership interest in debt securities at amortized cost based on its ability and intent to hold these securities until maturity.
Financial Instruments
The Company’s financial instruments (principally cash and cash equivalents, marketable securities, restricted marketable securities, accounts receivable, notes receivable, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The Company’s long-term debt is carried at cost. At December 31, 2008, the market value of the Company’s outstanding 2024 Debentures was approximately $60.0 million, based on quoted market prices as of that date. The fair value of the Company’s debt, exclusive of the 2024 Debentures, approximates carrying value.
Allowance for Doubtful Accounts and Bad Debt Expense
An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from Customers. The process for estimating the allowance for doubtful accounts associated with Clarient’s diagnostic services involves significant assumptions and judgments. The allowance for doubtful accounts is adjusted periodically, based upon an evaluation of historical collection experience and other relevant factors. The payment realization cycle for certain governmental and managed care payors can be lengthy, involving denial, appeal, and adjudication processes. Clarient’s receivables are subject to periodic adjustments that may be significant. Adjustments to the allowance for doubtful accounts are charged to bad debt expense. Accounts receivable are written off when identified as uncollectible and deducted from the allowance after appropriate collection efforts have been exhausted.
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
Recoverability of Note Receivable — Related Party
The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company does not accrue interest when a note is considered impaired. All cash receipts from impaired notes are applied to reduce the original principal amount of such note until the principal has been fully recovered and would be recognized as interest income thereafter. Cash receipts in excess of the carrying value of the note are included in Recovery — Related Party in the Consolidated Statements of Operations until such time that the original principal has been recovered.
Revenue Recognition
Revenue for Clarient’s diagnostic testing and interpretive services is recognized at the time of completion of such services. Clarient’s services are billed to various payors, including Medicare, health insurance companies and other directly billed healthcare institutions and patients. Clarient reports revenue from contracted payors, including certain health insurance companies and healthcare institutions, based on the contracted rate or in certain instances, Clarient’s estimate of such rate. For billings to Medicare, Clarient utilizes the published fee schedules, net of standard discounts commonly referred to as “contractual allowances”. Clarient reports revenue from non-contracted payors, including certain insurance companies and patients, based on the amount expected to be collected for services provided. Adjustments resulting from actual collections compared to Clarient’s estimates are recognized in the period realized.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Defined Contribution Plans
Defined contribution plans are contributory and cover eligible employees of the Company and its consolidated partner company. The Company’s defined contribution plan allows eligible employees, as defined in the plan, to contribute to the plan up to 75% of their pre-tax compensation, subject to the maximum contributions allowed by the Internal Revenue Code. Through December 31, 2008, the Company determined the amount, if any, of the employer-paid matching contribution at the end of each calendar year. Additionally, the Company may make annual discretionary contributions under the plan based on a participant’s eligible compensation. Its consolidated partner company also generally matches a portion of employee contributions to its plan. Expense relating to defined contribution plans was $0.3 million in 2008, $0.5 million in 2007 and $0.4 million in 2006.
Income Taxes
The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The Company recognizes the effect on deferred tax assets and liabilities of a change in tax rates in income in the period of the enactment date. The Company provides valuation allowances against the net deferred tax asset for amounts which are not considered more likely than not to be realized.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
New Accounting Pronouncements
In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting FSP FAS 142-3 on the Company’s Consolidated Financial Statements.
In November 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-6, “Equity Method Accounting Considerations”. EITF 08-6 continues to follow the accounting for the initial carrying value of equity method investments in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, which is based on a cost accumulation model and generally excludes contingent consideration. EITF 08-6 also specifies that other-than-temporary impairment testing by the investor should be performed at the investment level and that a separate impairment assessment of the underlying assets is not required. An impairment charge by the investee should result in an adjustment of the investor’s basis of the impaired asset for the investors pro-rata share of such impairment In addition, EITF 08-6 reached a consensus on how to account for an issuance of shares by an investee that reduces the investor’s ownership share of the investee. An investor should account for such transactions as if it had sold a proportionate share of its investment with ay gains or losses recorded through earnings. EITF 08-6 also addresses the accounting for a change in an investment from the equity method to the cost method after adoption of Statement 160. EITF 08-6 affirms the existing guidance in APB 18, which requires cessation of the equity method of accounting and application of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or the cost method under APB 18 as appropriate. EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting EITF 08-6 on the Company’s Consolidated Financial Statements.
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
In June 2008, the Emerging Issues Task Force (“EITF”) ratified Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock. The consensus will replace EITF 01-6 as a critical component of the literature applied to evaluating financial instruments for debt or equity classification and embedded features for bifurcation as derivatives. EITF 07-5 will become effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently analyzing the impact on the Company’s Consolidated Financial Statements.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions. SFAS No. 141(R) further changes the accounting treatment for certain specific items, including:
•	Acquisition costs will be generally expensed as incurred;
•	Non-controlling interests (formerly known as “minority interests” — see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;
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
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of non-controlling interests (minority interests) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to non-controlling interests will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are treated as equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 160 will result in the reclassification of minority interests from long- term liabilities to shareholders’ equity. Minority interest at December 31, 2008 was $0 million.
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
Acsis, Alliance Consulting and Laureate Pharma
On May 6, 2008, the Company consummated a transaction (the “Bundle Sale”) pursuant to which it sold all of its equity and debt interests in Acsis, Inc. (“Acsis”), Alliance Consulting Group Associates, Inc. (“Alliance Consulting”), Laureate Pharma, Inc. (“Laureate Pharma”), ProModel Corporation (“ProModel”) and Neuronyx, Inc. (“Neuronyx”) (collectively, the “Bundle Companies”).
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
The gross proceeds to the Company from the Bundle Transaction were $74.5 million, of which $6.4 million is to be held in escrow through April 2009, plus amounts advanced to certain of the Bundle Companies during the time between the signing of the Bundle Transaction agreement and its consummation. Guarantees of certain Bundle Company credit facilities by the Company of $31.5 million were eliminated upon the closing of the Bundle Transaction.
Pacific Title & Art Studio
In March 2007, the Company sold Pacific Title & Art Studio for net cash proceeds of approximately $21.9 million, including $2.3 million cash deposited into escrow. As a result of the sale, the Company recorded a pre-tax gain of $2.7 million in 2007. During 2008, the Company recorded a loss of $2.7 million, which was included within Loss from discontinued operations in the Consolidated Statements of Operations, related to additional compensation paid to the former CEO of Pacific Title & Art Studio in connection with the March 2007 sale and related legal fees (see Note 16). Pacific Title & Art Studio is reported in discontinued operations for all periods presented.
Clarient — Technology Business
In March 2007, Clarient sold its technology business (which developed, manufactured and marketed the ACIS Automated Image Analysis System) and related intellectual property to Carl Zeiss MicroImaging, Inc. (the “ACIS Sale”) for cash proceeds of $11.0 million (excluding $1.5 million in contingent purchase price). As a result of the sale, Clarient recorded a pre-tax gain of $3.6 million in 2007. Goodwill of $2.1 million related to the technology business was included in discontinued operations at December 31, 2007.
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
Results of discontinued operations were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Revenue	$45,712	$140,509	$199,604
Operating expenses	(49,668)	(156,688)	(214,450)
Impairment of carrying value	(3,634)	(5,438)	—
Other	(1,547)	(2,031)	(1,848)

Loss before income taxes and minority interest	(9,137)	(23,648)	(16,694)
Income tax (expense) benefit	—	93	(475)

Loss before minority interest	(9,137)	(23,555)	(17,169)
Minority interest	17	(2,105)	1,486

Loss from operations	(9,120)	(25,660)	(15,683)
Gain (loss) on disposal, net of tax	(116)	6,273	87,528

Income (loss) from discontinued operations, net of tax	$(9,236)	$(19,387)	$71,845

The assets and liabilities of discontinued operations were as follows:

December 31,
2007
(In thousands)

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Business Combinations
In December 2008, the Company purchased additional shares of Rubicor Medical, Inc. (“Rubicor”) from an existing investor for nominal consideration, increasing its ownership interest in Rubicor to 44.6% from 35.7%. The Company had previously acquired an interest in Rubicor in August 2006 for $20.0 million in cash. Rubicor has developed and is commercializing medical devices for minimally invasive breast biopsy and tissue removal. The Company accounts for its holdings in Rubicor under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Rubicor has been allocated to in-process-research and development resulting in a $0.6 million charge, which is reflected in Equity loss in the Consolidated Statement of Operations for 2006 and intangible assets as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet. During 2008, Rubicor halted operations and furloughed employees while it sought additional funding. The Company recognized an impairment charge of $4.0 million in 2008, which is reflected in Equity loss in the Consolidated Statement of operations.
In November 2008, the Company acquired 31.2% of Garnet BioTherapeutics, Inc. (“Garnet”) for $2.5 million in cash. Garnet is a clinical stage regenerative medicine company targeting the acceleration of healing and reduction of scarring associated with surgical procedures and other dermatologic conditions. The Company accounts for its holdings in Garnet under the equity method. The difference between the Company’s cost and its interest in the underlying net assets, based on the Company’s preliminary allocation, was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
In October 2008, the Company acquired 4.5% of Tengion, Inc. (“Tengion”) for $7.5 million in cash. Tengion is a clinical stage regenerative medicine company that is focused on developing, manufacturing and commercializing human neo-organs and neo-tissues. The Company accounts for its holdings in Tengion under the cost method.
In September and December 2008, the Company acquired 37.8% of Molecular Biometrics, Inc. (“Molecular Biometrics”) for $3.5 million in cash, including the conversion into equity interests of $1.9 million previously advanced to the company. Molecular Biometrics is a metabolomics company developing novel clinical tools for applications in personalized medicine to more accurately characterize biologic function in health and disease. The Company accounts for its holdings in Molecular Biometrics under the equity method. The difference between the Company’s cost and its interest in the underlying net assets was allocated to in-process research and development, resulting in a $2.5 million charge which is reflected in Equity loss in the Consolidated Statement of Operations for 2008.
In August 2008, the Company deployed $1.5 million in Alverix, Inc. (“Alverix”), to maintain a 50.0% ownership interest. The Company had previously acquired its ownership interest in Alverix for $2.4 million in cash in October 2007. Alverix is an optoelectronics company that produces low-cost, handheld readers with the accuracy and precision of laboratory instruments. The Company accounts for its holdings in Alverix under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Alverix was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
In the third quarter of 2008, the Company funded NextPoint Networks $1.6 million in cash. In September 2008, NextPoint Networks was merged with GENBAND, resulting in the Company holding a 2.3% ownership interest in the combined company. GENBAND provides media gateway, IP security and session border gateway technology to telecommunications providers. In September and December 2007, the Company funded NexTone Communications, Inc., a predecessor entity to NextPoint Networks, $2.2 million and $2.1 million in cash, respectively. The Company accounts for its holdings in GENBAND under the cost method.
In July 2008, the Company provided additional funding to Authentium in the form of $0.8 million convertible notes. In conjunction with this funding, due to anti-dilution provisions contained in an earlier equity funding, the Company’s voting interest in Authentium increased from 19.9% to 20.0%, the threshold at which the Company believes it exercises significant influence. Accordingly, the Company adopted the equity method of accounting for its holdings in Authentium. See Note 19 regarding the change in accounting treatment for the Company’s holdings in Authentium from the cost method to the equity method. The Company previously had acquired an interest in Authentium in June 2007 and April 2006 for $3.0 million and $5.5 million, respectively. Authentium provides anti-malware and identity protection software.
In July 2008, the Company acquired 29.3% of Swaptree, Inc. (“Swaptree”) for $3.4 million in cash. Swaptree is an internet-based business that enables users to trade books, CDs, DVDs and video games using its proprietary trade matching software. The Company accounts for its holdings in Swaptree under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Swaptree was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheet.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In July 2008, the Company deployed $3.3 million of cash in NuPathe, Inc (“NuPathe”), resulting in an ownership interest of 23.4%. In April 2008, the Company deployed $1.0 million in cash in NuPathe at which time the Company’s ownership interest was 27.8%. The Company previously deployed $5.0 million in NuPathe in 2007 and 2006. NuPathe is a specialty pharmaceutical company developing innovative therapeutic products for the treatment of neurological and psychiatric diseases, including migraines and Parkinson’s disease. The Company accounts for its holdings in NuPathe under the equity method. As a result of the decrease in the Company’s ownership position in July 2008, the Company recognized a $0.7 million change in interest gain directly to additional paid-in capital. The difference between the Company’s cost and its interest in the underlying net assets of NuPathe has been allocated to in-process research and development, resulting in charges of $0.1 million and $0.2 million in 2008 and 2007, respectively, which are reflected in Equity loss in the Consolidated Statements of Operations and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets. The Company recognized a $1.3 million charge in 2008 in Equity loss in the Consolidated Statements of Operations, related to an in-process research and development charge recorded by NuPathe.
In May 2008, the Company increased its ownership interest in Advantedge Healthcare Solutions (“AHS”) from 35.1% to 37.9% for $3.2 million in cash. The Company had previously acquired an interest in AHS in November 2006 for $5.8 million in cash. AHS is a healthcare information technology (“HCIT”) company that provides medical billing software and services to healthcare providers on an outsourced basis. The Company accounts for its holdings in AHS under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of AHS was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
In February 2008, the Company deployed $2.8 million of cash in Portico Systems, Inc (“Portico”), to maintain a 46.8% ownership interest. The Company previously had acquired an interest in Portico in August 2006 for $6.0 million in cash. Portico is an HCIT company that is pioneering the next generation of healthcare payor software solutions. The Company accounts for its holdings in Portico under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Portico was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
In August 2007, the Company acquired 21.1% of Bridgevine, Inc. (“Bridgevine”) for $8.0 million in cash. Bridgevine is an internet media company that enables online consumers to shop for special offers as well as compare and purchase digital services and products such as internet, phone, VoIP, TV, wireless, music, entertainment and more. The Company accounts for its holdings in Bridgevine under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Bridgevine was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
In August 2007, the Company acquired 14.0% of Kadoo, Inc. for $2.2 million in cash. Kadoo was a start-up company established to enable online users to post, manage and securely share large volumes of digital photos, videos and other files. The Company accounts for its holdings in Kadoo under the cost method. Kadoo effectively ceased operations in February 2009 and the Company wrote down its carrying value in Kadoo to $0.0 million as of December 31, 2008.
In June 2007, the Company acquired 40.3% of Cellumen, Inc. (“Cellumen”) for $6.0 million in cash. Cellumen delivers proprietary services and products to support drug discovery and development. The Company accounts for its holdings in Cellumen under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Cellumen was allocated to in-process research and development, resulting in a $0.2 million charge in 2007, as reflected in Equity loss in the Consolidated Statements of Operations, and to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
In May 2007, the Company acquired 14.2% of Avid Radiopharmaceuticals, Inc. (“Avid”) for $7.3 million in cash. Avid is developing molecular imaging agents to detect neurodegenerative diseases. The Company accounts for its holdings in Avid under the cost method.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In May 2007, the Company increased its ownership interest in Advanced BioHealing, Inc. (“ABH”) to 28.3% for $2.8 million in cash. The Company previously had acquired a 23.9% interest in ABH in February 2007 for $8.0 million in cash. ABH develops and markets cell-based and tissue engineered products that use living cells to repair or replace body tissue damaged by injury, disease or the aging process. The Company accounts for its holdings in ABH under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of ABH was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
In March 2007, the Company acquired 37.1% of Beyond.com, Inc. (“Beyond.com”) for $13.5 million in cash. Beyond.com is an internet-based business that provides career services and technology to job seekers and employers throughout the United States and Canada. The Company accounts for its holdings in Beyond.com under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Beyond.com was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.
In September 2006, the Company acquired additional common shares of Clarient for $3 million in cash. As a result of the funding, the Company’s ownership in Clarient increased to 60%. The difference between the Company’s cost and its interest in the underlying net assets of Clarient was allocated to fixed assets of $0.2 million with estimated depreciable lives of 3 years and to intangible assets which were subsequently sold in the ACIS Sale.
4. Marketable Securities
Marketable securities included the following:

	Current As of December 31,		Non-Current As of December 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Held-to-maturity:
Commercial paper	$1,551	$590	$—	$—
Restricted U.S. Treasury securities	1,990	3,904	—	1,949
U.S. Treasury Bills	499	—	—	—
Government agency bonds	351	—	—	—
Certificates of deposit	12,300	—	—	—

	$16,691	$4,494	$—	$1,949

As of December 31, 2008, the contractual maturities of securities were as follows:

	Years to Maturity
			No Single
	Less than	One to	Maturity
	One Year	Five Years	Date	Total
	(In thousands)
Held-to-maturity	$16,691	$—	$—	$16,691
Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities, defined as Level 1 inputs under SFAS No. 157.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
	2008	2007
	(In thousands)
Building and improvements	$9,034	$9,062
Machinery and equipment	17,735	14,300

	26,769	23,362
Accumulated depreciation	(14,400)	(11,648)

	$12,369	$11,714

6. Ownership Interests in and Advances to Companies
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies and private equity funds accounted for under the equity method or cost method of accounting.

	As of December 31,
	2008	2007
	(In thousands)
Equity Method:
Partner companies	$55,855	$67,852
Private equity funds	2,228	2,326

	58,083	70,178
Cost Method:
Partner companies	23,332	16,490
Private equity funds	3,396	3,370
Advances to partner companies	750	—

	$85,561	$90,038

Impairment charges related to cost method partner companies were $2.3 million, $5.3 million and $0.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The charge in 2008 related to Kadoo which has ceased operations. The charge in 2007 related to Ventaira Pharmaceuticals. Impairment charges related equity method partner companies were $6.6 million in 2008 reflecting $4.0 million related to Rubicor and $2.6 million related to Authentium. The adjusted carrying values of Rubicor and Authentium at December 31, 2008 were $4.2 million and $4.5 million, respectively. The amount of each impairment charge was determined by comparing the carrying value of the respective partner company to its estimated fair value. Impairment charges associated with equity method partner companies are included in Equity loss in the Consolidated Statements of Operations. Impairment charges related to cost method partner companies are included in Other income (loss), net in the Consolidated Statements of Operations.
Rubicor has halted operations and furloughed or terminated employees while it continues a process begun in 2008 to attract additional funding. As discussed in Note 1, the Company evaluates the carrying value of its equity and cost method companies for possible impairment no less frequently than at the end of each quarter. In conjunction with the Company’s impairment analysis of Rubicor as of December 31, 2008, the Company engaged an independent valuation firm to estimate Rubicor’s business enterprise value. The Company and Rubicor have also had discussions with several third parties who have expressed interest in providing funding to Rubicor. Utilizing the estimate provided by the independent valuation firm and the range of values indicated by such potential investors, the Company determined that the carrying value of Rubicor was impaired. The Company therefore recognized an impairment charge of $4.0 million in the fourth quarter of 2008 to reduce the carrying value of its interest in Rubicor to its estimated fair value of $4.2 million.
As discussed in Note 3, in conjunction with the acquisition of its interest in Rubicor in August 2006, and based on an independent valuation, the Company allocated the excess of its cost over its interest in the underlying net assets of Rubicor to in-process research and development, resulting in a $0.6 million charge, which is reflected in Equity loss in the Consolidated Statement of Operations for 2006 and intangible assets which are reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet. The most significant of the intangible assets is the core technology Rubicor has developed which is embedded in Rubicor’s biopsy and tissue removal devices, and the protectible intellectual property relating thereto. This technology includes (i) a minimally invasive single-insertion, multi-sample breast biopsy device; (ii) a breast biopsy device which utilizes an RF-powered loop and a small collection bag to excise and remove abnormal tissue in a percutaneous, office-based procedure and (iii) an ultrasound-guided soft tissue excision device for surgical removal of suspicious tissue.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company believes that this core technology, and related intellectual property, developed by Rubicor, which is reflected in the carrying value of Rubicor within Ownership interest in and advances to companies on the Consolidated Balance Sheet, has significant value and supports the remaining $4.2 million carrying value.
The following unaudited summarized financial information for partner companies and funds accounted for under the equity method at December 31, 2008 and 2007 and for the three years ended December 31, 2008, 2007 and 2006, has been compiled from the unaudited financial statements of our respective partner companies and funds and reflects certain historical adjustments. Results of operations of the partner companies and funds are excluded for periods prior to their acquisition and subsequent to their disposition. The Company reports its share of the income or loss of the equity method partner companies on a one quarter lag.

	As of December 31,
	2008	2007
	(In thousands)
Balance Sheets:
Current assets	$101,841	$88,678
Non-current assets	111,274	112,302

Total Assets	$213,115	$200,980

Current liabilities	$39,847	$28,976
Non-current liabilities	18,744	10,191
Shareholders’ equity	154,524	161,813

Total Liabilities and Shareholders’ Equity	$213,115	$200,980

As of December 31, 2008, the Company’s carrying value in equity method partner companies, in the aggregate, exceeded the Company’s share of the net assets of such companies by approximately $37.2 million. Of this excess, $20.6 million was allocated to goodwill and $16.6 million was allocated to intangible assets.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Results of Operations:
Revenue	$92,366	$39,547	$4,717

Gross profit	$52,906	$23,711	$3,738

Net loss	$(61,560)	$(43,986)	$(29,778)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Included above are the results of operations and assets and liabilities of Rubicor. Due to the significance of Rubicor’s results of operations and the related impairment charge to the Company’s net loss from continuing operations before income tax, the unaudited summarized financial information for Rubicor is presented below.

	As of December 31,
	2008	2007
	(In thousands)
Balance Sheets:
Current assets	$1,290	$15,421
Non-current assets	986	868

Total Assets	$2,276	$16,289

Current liabilities	$7,002	$8,992
Non-current liabilities	95	—
Shareholders’ (deficit) equity	(4,821)	7,297

Total Liabilities and Shareholders’ (Deficit) Equity	$2,276	$16,289

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Results of Operations:
Revenue	$638	$631	$30

Gross (loss) profit	$(2,540)	$96	$11

Net loss	$(12,300)	$(13,027)	$(1,363)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Long-term Debt and Credit Arrangements
Consolidated long-term debt consisted of the following:
Continuing Operations:

	As of December 31,
	2008	2007
	(In thousands)
Consolidated partner company credit line borrowings (guaranteed by the Company)	$9,000	$9,000
Consolidated partner company credit line borrowings (not guaranteed by the Company)	5,104	4,997

	14,104	13,997
Capital lease obligations and other borrowings	608	2,416

	14,712	16,413
Less current maturities	(14,367)	(15,507)

Total long-term debt, less current portion	$345	$906

Discontinued Operations:

As of
December 31, 2007
(In thousands)

Consolidated partner company credit line borrowings (guaranteed by the Company)	$18,500
Consolidated partner company credit line borrowings (not guaranteed by the Company)	7,515
Consolidated partner company term loans and other borrowings (guaranteed by the Company)	6,019

32,034
Capital lease obligations and other borrowings	63

32,097
Less current portion	(28,257)

Total long-term debt of discontinued operations, less current portion	$3,840

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2008, the Company maintained a revolving credit facility that provided for borrowings and issuances of letters of credit and guarantees, up to $30.0 million (the “2008 Facility”), which is due to expire on June 29, 2009. Borrowing availability under the facility was reduced by the amounts outstanding for the Company’s borrowings and letters of credit and amounts guaranteed under Clarient’s credit facility maintained with that same lender. This credit facility bore interest at the prime rate (3.25% at December 31, 2008) for outstanding borrowings. The credit facility was subject to an unused commitment fee of 0.125% per annum, which was subject to reduction based on deposits maintained at the bank. The credit facility required the Company to maintain an unrestricted cash collateral account at that same bank, equal to the Company’s borrowings and letters of credit and amounts borrowed by Clarient under its guaranteed facility maintained with that same bank. At December 31, 2008, the required cash collateral, pursuant to the Company’s credit facility agreement, was $17.9 million, which amount was included within Cash and cash equivalents on the Consolidated Balance Sheet as of December 31, 2008. Cash collateral requirements of $21.3 million were eliminated upon closing of the Bundle Transaction.
Availability under the Company’s revolving credit facility at December 31, 2008 was as follows:

Total
(In thousands)
Size of facility	$30,000
Guarantee of Clarient facility at same bank	(12,300)
Outstanding letter of credit(a)	(6,336)

Amount available	$11,364

(a)
In connection with the sale of CompuCom, the Company provided a letter of credit to the landlord of CompuCom’s Dallas headquarters which letter of credit will expire on March 19, 2019, in an amount equal to $6.3 million.

On February 6, 2009, the Company entered into a new loan agreement with a separate bank. See Note 23.
At December 31, 2008, Clarient had an $11.3 million revolving credit agreement with a bank, which was amended and restated on February 27, 2009 to extend its maturity date to March 30, 2010 and to increase the total amount of the facility to $12.0 million. Outstanding borrowings under the revolving credit agreement were $9.0 million at December 31, 2008. Such borrowings are used for working capital purposes. The remaining availability under the revolving credit agreement was used to maintain a $2.3 million stand-by letter of credit for the landlord of Clarient’s leased facility in Aliso Viejo, California. As of December 31, 2008, Clarient had no additional availability under the revolving credit agreement. The Company guarantees Clarient’s borrowings under the revolving credit agreement.
The February 2009 amendment eliminated the minimum adjusted EBITDA covenant and replaced it with a covenant that requires Clarient to maintain a “fixed charge coverage ratio” as defined in the agreement, on a cumulative annualized basis of 1.00 through June 30, 2009, 1.10 through September 30, 2009, and 1.20 through December 31, 2009.
At Clarient’s option during 2008, borrowings under the revolving credit agreement bore interest at the bank’s rate prime rate minus 0.5% or at a rate equal to 30-day LIBOR plus 2.45%, provided however that upon the achievement of certain financial performance metrics the rate would decrease by 0.25%. As a result of the February 2009 amendment, borrowings under the revolving credit agreement will bear interest at 30-day LIBOR, measured daily, plus 2.40%, effective February 27, 2009. Interest expense on the outstanding balance under the revolving credit agreement for 2008, 2007, and 2006 was $0.4 million, $0.7 million, and $0.2 million, respectively.
On July 31, 2008, Clarient entered into a secured credit agreement with a finance company, which was amended and restated on February 27, 2009 to extend its maturity date to January 31, 2010. The secured credit agreement is a revolving facility under which Clarient may borrow up to a maximum of $8.0 million, secured by Clarient’s accounts receivable and related assets. The secured credit agreement’s maturity date may be extended for an additional 12 month period upon the satisfaction of certain conditions as outlined in the agreement.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Outstanding borrowings under the secured credit agreement were $5.1 million at December 31, 2008. The revolving credit agreement discussed above is subordinated to the secured credit agreement. The amount which Clarient is entitled to borrow under the secured credit agreement at a particular time is based on the amount of Clarient’s qualified accounts receivable and certain liquidity factors. Clarient had no additional availability as of December 31, 2008. During 2008, borrowings under the secured credit agreement bore interest at an annual rate equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 5.25%. Clarient is required to pay a commitment fee of 0.75% per year on the daily average of unused credit availability and a collateral monitoring fee of 0.40% per year on the daily average of outstanding borrowings. Interest expense on the outstanding balance under the secured credit agreement for the year ended December 31, 2008 was $0.2 million.
In 2008 the secured credit agreement contained a financial covenant which required Clarient to maintain minimum adjusted EBITDA as defined in the agreement of $2.0 million for the nine month period ended September 30, 2008 and of $2.9 million for the 12 month period ended December 31, 2008. Additional financial covenants in the secured credit agreement required Clarient to not exceed a maximum ratio of average borrowings under the secured credit agreement over average monthly cash collections, to limit annual capital expenditures to $4.0 million and to maintain a minimum level of liquidity, as defined in the agreement.
The February 2009 amendment to the secured credit agreement eliminated the minimum adjusted EBITDA covenant and replaced it with a covenant that requires Clarient to maintain a “fixed charge coverage ratio” as defined in the agreement on a cumulative annualized basis of 1.00 through June 30, 2009, 1.10 through September 30, 2009, and 1.20 through December 31, 2009.
In September 2006, Clarient entered into a $5.0 million senior secured revolving credit agreement with a third party lender. Borrowing availability under the agreement was based on the level of Clarient’s qualified accounts receivable, less certain reserves. The agreement bore interest at variable rates based on the lower of the 30-day LIBOR plus 3.25%, or the prime rate plus 0.5%. In March 2008, Clarient borrowed $4.6 million from the Company under the subordinated revolving credit line provided by the Company to Clarient to repay and terminate this facility, and borrowed an additional $2.8 million from the Company to repay and terminate its equipment line of credit with the same lender.
Guarantees of certain Bundle Company credit facilities by the Company of $31.5 million were eliminated upon the closing of the Bundle Transaction.
Debt as of December 31, 2008 bore interest at fixed rates between 11.5% and 13.1% and variable rates between the 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 5.25% and the prime rate minus 0.5%, with a weighted average rate of 5.5%.
As of December 31, 2008, excluding the convertible senior debentures discussed in Note 8 below, the Company’s debt matures as follows:

Total
(In thousands)
2009	$14,367
2010	277
2011	68
2012	—
2013 and thereafter	—

$14,712

8. Convertible Senior Debentures
In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024 (the “2024 Debentures”). Interest on the 2024 Debentures is payable semi-annually. At the debentures holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. The conversion rate of the debentures is $7.2174 of principal amount per share. The closing price of the Company’s common stock at December 31, 2008 was $0.69. The 2024 Debentures holders have the right to require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. The 2024 Debentures holders also have the right to require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution, a change in control or the delisting the Company’s common stock from the New York Stock Exchange if the Company were unable to obtain a listing for its common stock on another national or regional securities exchange. Subject to certain conditions, the Company may redeem all or some of the 2024 Debentures commencing March 20, 2009.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During 2008, the Company repurchased $43.0 million in face value of the 2024 debentures for $33.5 million in cash, including accrued interest. In connection with the repurchase, the Company recorded $0.5 million of expense related to the acceleration of deferred debt issuance costs associated with the 2024 debentures, resulting in a net gain of $9.0 million which is included in Other income in the Consolidated Statement of Operations. During 2006, the Company repurchased $21 million in face value of the 2024 Debentures for $16.4 million in cash, including accrued interest. The Company recorded $0.4 million of expense related to the acceleration of deferred debt issuance costs associated with the 2024 Debentures, resulting in a net gain of $4.3 million, which is included in Other Income, Net in the Consolidated Statements of Operations. At December 31, 2008, the market value of the outstanding 2024 Debentures was approximately $60.0 million based on quoted market prices as of such date.
As required by the terms of the 2024 Debentures, after completing the sale of CompuCom in October 2004, the Company escrowed $16.7 million for interest payments through March 15, 2009 on the 2024 Debentures. A total of $2.0 million is included in Restricted marketable securities on the Consolidated Balance Sheet at December 31, 2008, which is classified as a current asset.
9. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following:

	As of December 31,
	2008	2007
	(In thousands)
Accrued professional fees	$860	$1,669
Other	7,425	12,534

	$8,285	$14,203

10. Shareholders’ Equity
Preferred Stock
Shares of preferred stock, par value $0.10 per share, are voting and are issuable in one or more series with rights and preferences as to dividends, redemption, liquidation, sinking funds and conversion determined by the Board of Directors. At December 31, 2008 and 2007, there were one million shares authorized and none outstanding.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Equity Compensation Plans
The Company has three equity compensation plans: the 1999 Equity Compensation Plan, with 9.0 million shares authorized for issuance; the 2001 Associates Equity Compensation Plan with 5.4 million shares authorized for issuance; and the 2004 Equity Compensation Plan, with 6.0 million shares authorized for issuance. Employees and consultants are eligible for grants of stock options, restricted stock awards, stock appreciation rights, stock units, performance units and other stock-based awards under each of these plans; directors and executive officers are eligible for grants only under the 1999 and 2004 Equity Compensation Plans. During 2008 and 2007, 1.5 million and 2.5 million options, respectively, were awarded outside of existing plans as inducement awards in accordance with New York Stock Exchange rules. The 1999 Equity Compensation Plan expired by its terms on February 10, 2009 and no further grants may be made under that plan.
To the extent allowable, service-based awards are incentive stock options. Options granted under the plans are at prices equal to or greater than the fair market value at the date of grant. Upon exercise of stock options, the Company issues shares first from treasury stock, if available, then from authorized but unissued shares. At December 31, 2008, the Company had reserved 24.6 million shares of common stock for possible future issuance under its equity compensation plans. The Company’s consolidated partner company also maintains separate equity compensation plans for its employees, directors and advisors.
Classification of Stock-Based Compensation Expense
Stock-based compensation expense was recognized in continuing operations of the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cost of sales	$133	$61	$17
Selling, general and administrative	3,316	5,289	5,231

	$3,449	$5,350	$5,248

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2008	2007	2006
Service-Based Awards
Dividend yield	0%	0%	0%
Expected volatility	52%	61%	69%
Average expected option life	5 years	5 years	5 years
Risk-free interest rate	3.1%	4.5%	4.7%

	Year Ended December 31,
	2008	2007	2006
Market-Based Awards
Dividend yield	0%	0%	0%
Expected volatility	59%	55%	62%
Average expected option life	5 – 7 years	5 – 7 years	5 – 7 years
Risk-free interest rate	3.4%	5.0%	4.8%

	Year Ended December 31,
	2008	2007	2006
Performance-Based Awards
Dividend yield	0%	N/A	N/A
Expected volatility	50%	N/A	N/A
Average expected option life	4.4 years	N/A	N/A
Risk-free interest rate	3.0%	N/A	N/A
The weighted-average grant date fair value of options issued by the Company during the years ended December 31, 2008, 2007 and 2006 was $0.62, $1.46 and $1.36 per share, respectively.
The Company granted 1.5 million, 2.4 million and 1.6 million market-based stock option awards to employees during the years ended December 31, 2008, 2007 and 2006, respectively. The awards entitle participants to vest in a number of options determined by achievement of certain target stock price levels over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method, but is accelerated if stock price targets are achieved earlier than estimated.
Based on the achievement of stock price targets, 41 thousand, 0.9 million and 1.7 million shares vested during the years ended December 31, 2008, 2007 and 2006, respectively. During the years ended December 31, 2008, 2007 and 2006, respectively, 2.8 million, 0.5 million and 0.8 million market-based awards were canceled or forfeited. The Company recorded $0.4 million, $1.7 million and $1.9 million of compensation expense related to the market-based awards in the years ended December 31, 2008, 2007 and 2006, respectively. The maximum number of unvested shares at December 31, 2008 attainable under these grants is 7.8 million shares.
The Company granted 2.0 million performance-based option awards to employees during the year ended December 31, 2008. Performance-based awards entitle participants to vest in a number of options determined by achievement of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies over an eight-year period. Vesting occurs, if at all, once per year on the anniversary date of the grant. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. The Company recorded $0.1 million of compensation expense related to the performance-based awards in the year ended December 31, 2008. The maximum number of unvested shares at December 31, 2008 attainable under these grants is 2.0 million shares.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. The Company recorded $1.1 million, $1.8 million and $1.9 million of compensation expense related to these awards during the years ended December 31, 2008, 2007 and 2006, respectively.
During the years ended December 31, 2008, 2007 and 2006, respectively, the Company granted 65 thousand, 23 thousand and 21 thousand stock options to members of its advisory boards, which comprise non-employees. Such awards vest one year following grant, are equity-classified and are marked-to-market each period.
Option activity of the Company is summarized below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(In thousands)		(In years)	(In thousands)

Outstanding at December 31, 2005	18,971	$2.20
Options granted	2,723	2.19
Options exercised	(238)	1.58
Options canceled/forfeited	(2,728)	3.74

Outstanding at December 31, 2006	18,728	1.98
Options granted	3,835	2.51
Options exercised	(492)	1.51
Options canceled/forfeited	(652)	3.62

Outstanding at December 31, 2007	21,419	2.04
Options granted	5,278	1.25
Options exercised	(205)	1.31
Options canceled/forfeited	(6,477)	2.53

Outstanding at December 31, 2008	20,015	1.68	5.3	$—

Options exercisable at December 31, 2008	7,474	1.89	3.8	—
Options vested and expected to vest at December 31, 2008	13,423	1.74	4.9	—
Shares available for future grant	3,541
The total intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 was $0.0 million, $0.5 million and $0.2 million, respectively.
At December 31, 2008, total unrecognized compensation cost related to non-vested stock options granted under the plans for service-based awards was $1.8 million. That cost is expected to be recognized over a weighted-average period of 2.6 years.
At December 31, 2008, total unrecognized compensation cost related to non-vested stock options granted under the plans for market-based awards was $2.6 million. That cost is expected to be recognized over a weighted-average period of 3.3 years, but would be accelerated if market capitalization targets are achieved earlier than estimated.
At December 31, 2008, total unrecognized compensation cost related to non-vested stock options granted under the plans for performance-based awards was $1.0 million. That cost is expected to be recognized over a weighted-average period of 3.1 years but would be accelerated if stock price targets are achieved earlier than estimated.
The Company issued deferred stock units during the year ended December 31, 2008, to all non-employee directors as annual service grants and during the years ended December 31, 2008, 2007 and 2006, to certain directors who elected to defer all or a portion of directors’ fees earned. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date. Deferred stock units are payable in stock on a one-for-one basis. Payments in respect of the deferred stock units are generally distributable following termination of employment or service, death or permanent disability. Total compensation expense for deferred stock units and restricted stock was approximately $0.2 million, $0.1 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Unrecognized compensation expense related to deferred stock units and restricted stock at December 31, 2008 was $0.2 million. The total fair value of deferred stock units vested during the years ended December 31, 2008, 2007 and 2006 was $0.3 million, $0.1 million and $0.4 million, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred stock unit and restricted stock activity is summarized below:

		Weighted Average
		Grant Date Fair
	Shares	Value
	(In thousands)
Unvested at December 31, 2006	71	$2.82
Granted	88	2.63
Vested	(91)	3.20
Forfeited	—	—

Unvested at December 31, 2007	68	2.51
Granted	381	1.21
Vested	(219)	1.86
Forfeited	(29)	2.33

Unvested at December 31, 2008	201	1.36

Consolidated Partner Company
The fair value of the Company’s consolidated partner company stock-based awards issued to employees during the years ended December 31, 2008, 2007 and 2006 was estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate was based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred. Expected volatility for Clarient, the Company’s only publicly held consolidated partner company, was based on historical volatility for a period equal to the stock option’s expected life.

	Year Ended December 31,
	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	68% to 80%	87%	57% to 89%
Average expected option life	5 years	4 to 6 years	3 to 5 years
Risk-free interest rate	1.6% to 3.4%	3.6% to 4.3%	4.5% to 5.2%
Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period is the period over which the award vests. The Company’s consolidated partner company recorded $1.8 million, $1.8 million and $1.2 million of stock-based compensation expense in continuing operations related to these awards during the years ended December 31, 2008, 2007 and 2006, respectively.
At December 31, 2008, total unrecognized compensation cost related to non-vested stock options granted under the consolidated partner company plans was $2.8 million. That cost is expected to be recognized over a weighted-average period of 3.1 years.
12. Other Income (Loss)

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Gain on repurchase of convertible debentures, net	$9,030	$—	$4,333
Gain on sale of companies and funds, net	1,737	—	1,181
Gain on distributions from private equity funds	1,042	—	—
Gain on trading securities	—	—	321
Impairment charges on cost method partner companies	(2,251)	(5,331)	—
Other	717	242	(433)

	$10,275	$(5,089)	$5,402

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During 2008, the Company recognized a net gain of $9.0 on the repurchase of $43 million in face value of the 2024 Debentures. During 2006, the Company recognized a net gain of $4.3 million on the repurchase of $21 million in face value of the 2024 Debentures.
Gain on sale of companies and funds for the years ended December 31, 2008 and 2006 was primarily related to the sale of cost method holdings whose carrying value was zero.
Gain on trading securities in 2006 primarily reflects a net gain of $0.4 million on the sale of our holdings in Traffic.com, Inc.
The Company recorded impairment charges for certain holdings accounted for under the cost method determined to have experienced an other than temporary decline in value in accordance with its existing policy regarding impairment of ownership interests in and advances to companies. In 2008, the Company recorded an impairment charge of $2.3 million for Kadoo. The carrying value of Kadoo at December 31, 2008 was $0.0 million. Subsequent to that date, Kadoo ceased operations. In 2007, the Company recorded an impairment charge of $5.3 million for Ventaira Pharmaceuticals. The carrying value of Ventaira was $0.0 million at December 31, 2007, and as of that date, Ventaira had permanently ceased operations.
13. Income Taxes
The provision (benefit) for income taxes was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Current, primarily state	$(26)	$(696)	$(1,270)
Deferred, primarily state	—	—	—

	$(26)	$(696)	$(1,270)

The total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to net loss from continuing operations before income taxes as a result of the following:

	Year Ended December 31,
	2008	2007	2006
Statutory tax benefit	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) in taxes resulting from:
State taxes, net of federal tax benefit	(0.1)	(1.5)	(4.6)
Non-deductible amortization and impairment	—	—	—
Valuation allowance	34.1	33.5	37.9
Other adjustments	0.9	1.5	(2.9)

	(0.1)%	(1.5)%	(4.6)%

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2008	2007
	(In thousands)
Deferred tax asset (liability):
Carrying values of partner companies and other holdings	$54,278	$33,908
Tax loss and credit carryforwards	188,723	183,843
Accrued expenses	6,758	4,008
Intangible assets	(19)	(55)
Other	9,281	7,055

	259,021	228,759
Valuation allowance	(259,021)	(228,759)

Net deferred tax liability	$—	$—

The Company has not recognized gross deferred tax assets for the difference between the book and tax basis of its holdings in the stock of certain consolidated partner companies where it does not believe it will dispose of the asset in the foreseeable future.
As of December 31, 2008, the Company and its subsidiaries consolidated for tax purposes had federal net operating loss carryforwards and federal capital loss carryforwards of approximately $213 million and $182 million, respectively. These carryforwards expire as follows:

Total
(In thousands)
2009	$1,086
2010	14,055
2011	3,226
2012	49,509
2013 and thereafter	326,702

$394,578

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
Clarient, the Company’s consolidated partner company, which is not consolidated for tax return purposes, had additional federal net operating loss carryforwards of $122 million, which expire in various amounts from 2011 to 2028. Limitations on utilization of the net operating loss carryforwards may apply. Accordingly, valuation allowances have been provided to account for the potential limitations on utilization of these tax benefits.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At January 1, 2007, the Company had accrued $0.8 million for unrecognized tax benefits, including $0.2 million for the payment of penalties and interest. Upon adoption of FIN 48 the Company identified an additional $3.2 million of uncertain tax positions that the Company did not believe met the recognition threshold under FIN 48 which is more likely than not to be sustained upon examination. Because the $3.2 million of uncertain tax positions had not been utilized and had a full valuation allowance established, the Company reduced its gross deferred tax asset and valuation allowance by $3.2 million. The adoption of FIN 48 had no net impact on the Company’s consolidated results of operations and financial position. All uncertain tax positions relate to unrecognized tax benefits that would impact the effective tax rate when recognized.
The Company does not expect any material increase or decrease in its income tax expense, in the next twelve months, related to examinations or changes in uncertain tax positions.
Changes in the Company’s uncertain tax positions for the years ended December 31, 2008 and 2007 were as follows:

	Year Ended December 31,

	2008	2007
	(In thousands)
Balance at beginning of year	$44	$754
Settlements/lapses in statutes of limitation	(30)	(710)

Balance at end of year	$14	$44

The Company and its consolidated partner companies file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax years 2005 and forward remain open for examination for federal tax purposes and tax years 2003 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at December 31, 2008 will remain subject to examination until the respective tax year is closed. The Company recognizes penalties and interest accrued related to income tax liabilities in the provision (benefit) for income taxes in its Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Net Income (Loss) Per Share
The calculations of net income (loss) per share were:

	Year Ended December 31,
	2008	2007	2006
	(In thousands except per share data)
Basic:
Net loss from continuing operations	$(42,777)	$(46,481)	$(26,402)
Net income (loss) from discontinued operations	(9,236)	(19,387)	71,845

Net income (loss)	$(52,013)	$(65,868)	$45,443

Average common shares outstanding	122,767	122,352	121,476

Net loss per share from continuing operations	$(0.35)	$(0.38)	$(0.22)
Net income (loss) from discontinued operations	(0.07)	(0.16)	0.59

Net income (loss) per share	$(0.42)	$(0.54)	$0.37

Diluted:
Net loss from continuing operations	$(42,777)	$(46,481)	$(26,402)
Net income (loss) from discontinued operations	(9,236)	(19,387)	71,845

Net income (loss)	$(52,013)	$(65,868)	$45,443

Average common shares outstanding	122,767	122,352	121,476

Net loss per share from continuing operations	$(0.35)	$(0.38)	$(0.22)
Net income (loss) from discontinued operations	(0.07)	(0.16)	0.59

Diluted net income (loss) per share	$(0.42)	$(0.54)	$0.37

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
The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:
•
At December 31, 2008, 2007 and 2006, options to purchase 20.0 million, 21.4 million and 18.7 million shares of common stock, respectively, at prices ranging from $0.65 to $6.57 per share, were excluded from the calculation.

•
At December 31, 2008, 2007 and 2006, unvested restricted stock units and DSUs convertible into 0.1 million, 0.1 million and 0.1 million shares of stock, respectively, were excluded from the calculations.

•
At December 31, 2008, 2007 and 2006 a total of 11.9 million, 17.9 million and 19.3 million shares, respectively, related to the Company’s 2024 Debentures (See Note 8) representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculation.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Related Party Transactions
In May 2001, the Company entered into a $26.5 million loan agreement with Warren V. Musser, the Company’s former Chairman and Chief Executive Officer. Through December 31, 2008, the Company recognized impairment charges against the loan of $15.7 million. The Company’s efforts to collect Mr. Musser’s outstanding loan obligation have included the sale of existing collateral, obtaining and selling additional collateral, litigation and negotiated resolution. Since 2001 and through December 31, 2008, the Company received a total of $16.2 million in cash payments on the loan. In December 2006, the Company restructured the obligation to reduce the amount outstanding to $14.8 million, bearing interest at a rate of 5.0% per annum, in order to obtain new collateral, which is expected to be the primary source of repayment. Subsequent to the restructuring of the obligation, the Company received nominal amounts of cash from the sale of collateral in 2008 and 2007 and $1.0 million in 2006, which exceeded the Company’s then carrying value of the loan. The excess is reflected as Recovery — related party in the Consolidated Statements of Operations. The carrying value of the loan at December 31, 2008 was zero.
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
The Company and its consolidated partner company conduct their operations in leased facilities and lease machinery and equipment under leases expiring at various dates to 2015. Total rental expense under operating leases was $1.9 million, $2.1 million and $1.9 million in 2008, 2007 and 2006, respectively. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2008, are (in millions): $2.1 — 2009; $2.2 — 2010; $2.2 — 2011; $2.2 — 2012; $2.2 — 2013; and $3.7 thereafter.
The Company had the following outstanding guarantees at December 31, 2008:

		Debt Included on
	Amount	Consolidated Balance Sheet
	(In thousands)
Clarient credit facility	$12,300	$9,000
Other guarantees	3,750	—

Total	$16,050	$9,000

The Company has committed capital of approximately $8.1 million, including conditional commitments to provide non-consolidated partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $6.5 million which is expected to be funded during the next 12 months.
Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of certain private equity funds (the “clawback”). The maximum clawback the Company could be required to return due to our general partner interest is approximately $3.6 million, of which $2.5 million was reflected in Accrued expenses and other current liabilities and $1.1 million was reflected in other long-term liabilities on the Consolidated Balance Sheet at December 31, 2008. The Company paid $3.0 million of its estimated claw back liabilities in 2008.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
In anticipation of the sale of Pacific Title & Art Studio in the first quarter of 2007, the Company permitted the employment agreement of the Pacific Title & Art Studio CEO to expire without renewal, and thereby his employment ceased. Following the sale, the former CEO demanded payment of severance benefits under his employment agreement, as well as payment of his deferred stock units and other amounts substantially in excess of the maximum amounts the Company believed were arguably due. The former CEO and the Company thereafter engaged in negotiation, but were, ultimately, unable to settle on the appropriate amounts due. On or about August 13, 2007, the former CEO filed a complaint in the Superior Court of the State of California, County of Los Angeles, Central District, against the Company and Pacific Title & Art Studio, alleging, among other things: wrongful termination, conversion, unfair competition, violation of the labor code, breach of contract and negligence. On or about March 28, 2008, Plaintiff amended his complaint to add as a defendant the party which purchased Pacific Title & Art Studio from the Company and to add several further causes of action. In his amended complaint, the former CEO made claims for compensatory damages in excess of $24.6 million, plus exemplary and punitive damages and interest. In April 2008, the Company made a payment to the former CEO, through Pacific Title Art Studio, in the amount of approximately $2.4 million, net of applicable withholdings, representing amounts the Company believes were owed to the Plaintiff under his employment agreement and deferred stock units. In September 2008, the former CEO and the defendants settled this matter. The Company contributed $0.25 million to the amounts paid to the Plaintiff to settle this matter in addition to amounts contributed by the Company’s insurance carrier and the other defendants. This amount, plus legal fees related to the settlement of this matter, was included within Loss from discontinued operations for 2008.
In October 2001, the Company entered into an agreement with Mr. Musser, its former Chairman and Chief Executive Officer, to provide for annual payments of $650,000 per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and the long-term portion of $3.4 million was included in Other long-term liabilities on the Consolidated Balance Sheet at December 31, 2008.
The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $8 million at December 31, 2008.
17. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company as if the consolidated partner companies (see Note 1) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Parent Company Balance Sheets

	As of December 31,
	2008	2007
	(In thousands)
Assets:
Cash and cash equivalents	$73,213	$94,685
Cash held in escrow — current	6,433	20,345
Marketable securities	14,701	590
Restricted marketable securities	1,990	3,904
Other current assets	356	691
Assets held-for-sale	—	77,704

Total current assets	96,693	197,919
Ownership interests in and advances to companies	105,955	97,955
Long-term restricted marketable securities	—	1,949
Cash held in escrow — long-term	501	2,341
Other	1,364	2,565

Total Assets	$204,513	$302,729

Liabilities and Shareholders’ Equity:
Current liabilities	$8,173	$15,494
Long-term liabilities	5,630	5,012
Convertible senior debentures	86,000	129,000
Shareholders’ equity	104,710	153,223

Total Liabilities and Shareholders’ Equity	$204,513	$302,729

Parent Company Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Operating expenses	$(18,415)	$(22,783)	$(24,346)
Other income (loss), net	10,275	(5,089)	5,441
Recovery — related party	5	12	360
Interest income	3,076	7,460	6,703
Interest expense	(3,852)	(4,220)	(4,617)
Equity loss	(33,896)	(22,571)	(11,227)

Net loss from continuing operations before income taxes	(42,807)	(47,191)	(27,686)
Income tax benefit	30	710	1,284
Equity income (loss) attributable to discontinued operations	(9,236)	(19,387)	71,845

Net income (loss)	$(52,013)	$(65,868)	$45,443

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Parent Company Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(52,013)	$(65,868)	$45,443
Adjustments to reconcile to net cash used in operating activities:
Equity (income) loss from discontinued operations	9,236	19,387	(71,845)
Depreciation	166	195	197
Equity loss	33,896	22,571	11,227
Non-cash compensation charges	1,738	3,530	4,037
Other income, net	(10,275)	5,089	(5,441)
Recovery — related party	—	—	(360)
Changes in assets and liabilities, net of effect of acquisitions and dispositions	3,128	(1,681)	4,703

Net cash used in operating activities	(14,124)	(16,777)	(12,039)

Cash Flows from Investing Activities
Proceeds from sales of available-for-sale and trading securities	—	—	3,551
Proceeds from sales of and distributions from companies and funds	4,263	2,783	1,530
Advances to partner companies	(23,731)	(4,182)	—
Repayment of advances to companies and funds	6,913
Acquisitions of ownership interests in partner companies and funds, net of cash acquired	(30,496)	(61,025)	(52,596)
Repayment of note receivable-related party, net	—	—	360
Increase in marketable securities	(75,809)	(111,858)	(208,514)
Decrease in marketable securities	61,698	205,422	146,129
Capital expenditures	(28)	(7)	(101)
Other, net	—	—	72
Proceeds from sale of discontinued operations	84,517	19,655	93,410

Net cash provided by (used in) investing activities	27,327	50,788	(16,159)

Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	(33,494)	—	(16,215)
Decrease in restricted cash	—	—	1,098
Advance (to) from consolidated partner company	—	—	(5,500)
Issuance of Company common stock, net	115	741	448
Repurchase of Company common stock	(1,296)	—	—

Net cash provided by (used in) financing activities	(34,675)	741	(20,169)

Net Increase (Decrease) in Cash and Cash Equivalents	(21,472)	34,752	(48,367)
Cash and Cash Equivalents at beginning of period	94,685	59,933	108,300

Cash and Cash Equivalents at end of period	$73,213	$94,685	$59,933

Parent Company Cash and cash equivalents excludes Marketable securities, which consists of longer-term securities, including commercial paper and certificates of deposit.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Supplemental Cash Flow Information
During the years ended December 31, 2008, 2007 and 2006, the Company converted $2.1 million, 0.0 million and $0.2 million, respectively, of advances to partner companies into ownership interests in partner companies.
Interest paid in 2008, 2007 and 2006 was $5.0 million, $5.3 million and $5.3 million, respectively, of which $3.4 million in 2008, $3.4 million in 2007 and $3.7 million in 2006 was related to the Company’s 2024 Debentures.
Cash paid for taxes in the years ended December 31, 2008, 2007 and 2006 was $0.0 million, $0.0 million and $0.3 million, respectively.
During the year ended December 31, 2006, the Company received distributions from a private equity fund of common shares of Arbinet-the-exchange (“Arbinet”), valued at $0.5 million on the date of distribution. The Arbinet shares were sold during 2006 for net cash proceeds of $0.3 million.
19. Change in Accounting Principle and Adjustment of Expense Classifications
During the third quarter, 2008, the Company increased its ownership interest in Authentium to the 20.0% threshold at which the Company believes it exercises significant influence. Accordingly, the Company adopted the equity method of accounting for its holdings in Authentium. The Company has adjusted the financial statements for all prior periods presented to retrospectively apply the equity method of accounting for its holdings in Authentium since the initial date of acquisition in April 2006. The effect of the change was to decrease Ownership interests in and advances to partner companies by $1.5 million as of December 31, 2007 and to increase Equity loss by $1.0 million and $0.5 million for the years ended December 31, 2007 and 2006.
During the fourth quarter of 2008, Clarient determined that it had previously misclassified certain expenses within Selling, general and administrative expenses and Cost of sales. The most significant amounts relate to compensation and fringe benefits for certain pathology, laboratory and client services personnel and allocated facility-related expenses. The misclassified expenses had no impact on the Company’s reported earnings within its previously filed Consolidated Financial Statements.
In accordance with Staff Accounting Bulletin (SAB) No. 99, “Materiality”, and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the errors in presentation were immaterial to all Consolidated Financial Statements previously filed on Form 10-K or Form 10-Q.
The Company adjusted its Consolidated Financial Statements as summarized below. Accordingly, the quarterly financial information (unaudited) presented in Note 21 has also been adjusted.

	December 31, 2007		December 31, 2006
	Previously	As	Previously	As
	Reported	Adjusted	Reported	Adjusted

Cost of sales	$22,386	$26,914	$15,613	$19,824
Selling general and administrative expenses	55,311	50,783	49,135	44,924
Loss from continuing operations	(46,481)	(46,481)	(26,402)	(26,402)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20. Operating Segments
As of December 31, 2008 the Company held an interest in one majority-owned partner company, Clarient, and minority-owned partner companies. During the first quarter of 2008, the Company re-evaluated its reportable operating segments in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” As a result of the re-evaluation, the Company’s reportable operating segments are now as follows: i) Clarient, its publicly traded consolidated partner company, ii) Life Sciences and iii) Technology.
The Life Sciences segment included the following partner companies as of December 31, 2008: Advanced BioHealing, Alverix, Avid Radiopharmaceuticals, Cellumen, Molecular Biometrics, NuPathe, Rubicor, Tengion and Garnet BioTherapeutics.
The Technology segment included the following partner companies as of December 31, 2008: Advantedge Healthcare Solutions, Authentium, Beyond.com, Bridgevine, Kadoo, GENBAND, Portico Systems and Swaptree.
Results of the Life Sciences and Technology segments reflect the equity income (loss) of their respective equity method partner companies, other income (loss) associated with cost method partner companies and the gains or losses on the sale of their respective partner companies.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
As of December 31, 2008 and 2007, the Company’s assets were primarily located in the United States.
Segment assets in Other items included primarily cash, cash equivalents and marketable securities of $87.9 million and $95.3 million at December 31, 2008 and 2007, respectively, excluding discontinued operations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following represents segment data from continuing operations:

	For the Year Ended December 31, 2008
						Total
		Life		Total	Other	Continuing
	Clarient	Sciences	Technology	Segments	Items	Operations
	(In thousands)
Revenue	$73,736	$—	$—	$73,736	$—	$73,736
Operating loss	(1,600)	—	—	(1,600)	(18,415)	(20,015)
Net income (loss) from continuing operations	805	(23,858)	(12,947)	(36,000)	(6,777)	(42,777)
Segment Assets:
December 31, 2008	48,283	36,225	41,050	125,558	106,844	232,402
December 31, 2007	39,502	40,829	42,297	122,628	135,447	258,075

	For the Year Ended December 31, 2007
						Total
		Life		Total	Other	Continuing
	Clarient	Sciences	Technology	Segments	Items	Operations
	(In thousands)
Revenue	$42,995	$—	$—	$42,995	$—	$42,995
Operating loss	(11,919)	—	—	(11,919)	(22,783)	(34,702)
Net loss from continuing operations	(7,379)	(15,229)	(5,249)	(27,857)	(18,624)	(46,481)

	For the Year Ended December 31, 2006
						Total
		Life		Total	Other	Continuing
	Clarient	Sciences	Technology	Segments	Items	Operations
	(In thousands)
Revenue	$27,723	$—	$—	$27,723	$—	$27,723
Operating loss	(12,679)	—	—	(12,679)	(24,346)	(37,025)
Net loss from continuing operations	(7,481)	(2,456)	(863)	(10,800)	(15,602)	(26,402)
Other Items

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Corporate operations	$(6,803)	$(19,320)	$(16,872)
Income tax benefit	26	696	1,270

	$(6,777)	$(18,624)	$(15,602)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
21. Selected Quarterly Financial Information (Unaudited)
The following quarterly financial information has been restated for discontinued operations (see Note 2), change in accounting principle (see Note 19) and adjustment of expense classifications (see Note 19).

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2008:
Revenue	$15,886	$16,916	$18,997	$21,937

Cost of sales	7,397	8,510	8,615	8,485
Selling, general and administrative	13,956	14,266	14,435	18,087

Total operating expenses	21,353	22,776	23,050	26,572

Operating loss	(5,467)	(5,860)	(4,053)	(4,635)
Other income (loss), net	360	2,263	7,685	(33)
Recovery — related party	1	3	—	1
Interest income	929	790	913	465
Interest expense	(1,374)	(1,191)	(1,202)	(965)
Equity loss	(6,614)	(5,313)	(8,363)	(14,407)
Minority interest	387	1,769	928	180

Net loss from continuing operations before income taxes	(11,778)	(7,539)	(4,092)	(19,394)
Income tax (expense) benefit	—	(4)	30	—

Net loss from continuing operations	(11,778)	(7,543)	(4,062)	(19,394)
Loss from discontinued operations, net of tax	(7,076)	(1,024)	(1,136)	—

	$(18,854)	$(8,567)	$(5,198)	$(19,394)

Basic and diluted loss per share(a)
Net loss from continuing operations	$(0.10)	$(0.06)	$(0.03)	$(0.16)
Net loss from discontinued operations	(0.05)	(0.01)	(0.01)	—

	$(0.15)	$(0.07)	$(0.04)	$(0.16)

2007:
Revenue	$8,829	$9,873	$11,936	$12,357

Cost of sales	6,423	6,554	6,653	7,284
Selling, general and administrative	11,974	11,556	13,727	13,526

Total operating expenses	18,397	18,110	20,380	20,810

Operating loss	(9,568)	(8,237)	(8,444)	(8,453)
Other income (loss), net	99	(788)	(4,431)	31
Recovery — related party	—	—	12	—
Interest income	2,139	2,169	1,763	1,449
Interest expense	(1,452)	(1,317)	(1,342)	(1,378)
Equity income (loss)	(1,993)	(3,654)	(4,407)	(5,124)
Minority interest	1,650	1,304	1,227	1,568

Net loss from continuing operations before income taxes	(9,125)	(10,523)	(15,622)	(11,907)
Income tax (expense) benefit	(14)	710	—	—

Net loss from continuing operations	(9,139)	(9,813)	(15,622)	(11,907)
Loss from discontinued operations, net of tax	(2,807)	(4,232)	(8,738)	(3,610)

	$(11,946)	$(14,045)	$(24,360)	$(15,517)

Basic and diluted income (loss) per share(a)
Net loss from continuing operations	$(0.07)	$(0.08)	$(0.13)	$(0.10)
Net loss from discontinued operations	(0.03)	(0.03)	(0.07)	(0.03)

	$(0.10)	$(0.11)	$(0.20)	$(0.13)

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

The following tables summarize the effects of the adjustment discussed in Note 19 on the unaudited quarterly financial information.

	Quarter Ended		Quarter Ended		Quarter Ended
	March 31, 2008		June 30, 2008		September 30, 2008
	Previously	As	Previously	As	Previously	As
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted

Cost of sales	$6,108	$7,397	$6,895	$8,510	$7,172	$8,615
Selling general and administrative expenses	15,245	13,956	15,881	14,266	15,878	14,435
Loss from continuing operations	(11,778)	(11,778)	(7,543)	(7,543)	(4,062)	(4,062)

	Quarter Ended		Quarter Ended		Quarter Ended
	March 31, 2007		June 30, 2007		September 30, 2007
	Previously	As	Previously	As	Previously	As
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted

Cost of sales	$5,097	$6,423	$5,519	$6,554	$5,757	$6,653
Selling general and administrative expenses	13,300	11,974	12,591	11,556	14,623	13,727
Loss from continuing operations	(9,139)	(9,139)	(9,813)	(9,813)	(15,622)	(15,622)

	Quarter Ended
	December 31, 2007
	Previously	As
	Reported	Adjusted

Cost of sales	$6,013	$7,284
Selling general and administrative expenses	14,797	13,526
Loss from continuing operations	(11,907)	(11,907)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
22. Trade Accounts Receivable
The following table summarizes the activity in the allowance for doubtful accounts:

(In thousands)
Balance, December 31, 2005	$947
Charged to costs and expenses	549
Charge-offs	(456)

Balance, December 31, 2006	1,040
Charged to costs and expenses	3,558
Charge-offs	(1,228)

Balance, December 31, 2007	3,370
Charged to costs and expenses	12,199
Charge-offs	(7,524)

Balance, December 31, 2008	$8,045

23. Subsequent Events
On February 6, 2009, the Company entered into a new loan agreement which provides the Company with a revolving credit facility in the maximum aggregate amount of $50 million that provides for borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility will be based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts and not less than 75% of its investment and securities accounts at the bank. The credit facility matures on December 31, 2010.
In conjunction with the execution of the loan agreement, the Company is terminating its prior revolving credit facility. Notwithstanding such termination, the Company will continue to guaranty the obligations of Clarient under its continuing credit facility with the bank and will maintain a cash account at the bank in the minimum amount of $12.3 million to support such guaranty. Clarient’s credit facility matures on March 31, 2010.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the continuing unremediated material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective as of December 31, 2008. In light of these material weaknesses, we performed additional post-closing procedures and analyses, which are not part of our internal control over financial reporting, in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
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
Management evaluated our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2008, our internal control over financial reporting was not effective due to the existence of the following material weaknesses:
The accounting and finance organization at Clarient, our consolidated subsidiary, lacks policies and procedures that are effective at ensuring that financial reporting risks, including changes therein, within its accounting processes are identified in a timely manner and corresponding control activities are implemented. This material weakness contributed to the material weaknesses described below.

Clarient’s in-house billing system implemented in June 2008 did not include adequately designed internal controls to ensure the accuracy of pricing and contractual allowance information entered into its in-house billing system which is used to determine the amount of revenue and accounts receivable to recognize, therefore, such internal controls were not designed or operating effectively. This material weakness resulted in an overstatement of accounts receivable and revenue, which was corrected within the Consolidated Financial Statements contained herein.
Clarient did not design and maintain internal controls over its estimate of the allowance for doubtful accounts to ensure that changes in collection experience and other relevant factors were properly considered in the estimate of the allowance for doubtful accounts. This material weakness resulted in the misstatement of the allowance for doubtful accounts and bad debt expense. These misstatements were corrected within the Consolidated Financial Statements contained herein.
Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting. Their opinion on the effectiveness of our internal control over financial reporting and their opinion on our Consolidated Financial Statements are included in Item 8 in this Form 10-K.
(c) Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d) Remediation of Material Weaknesses
We have commenced efforts to address the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures as of December 31, 2008. Our plans include the following actions:
•	Clarient will enhance its payor set-up documentation to include all appropriate fields to ensure an accurate recording of accounts receivable and revenue.
•
Clarient will hire a Manager of Billing Planning and Analysis to ensure that there is a timely and accurate review of the key reports generated from its in-house billing system which supports the reporting of Clarient’s accounts receivable and revenue.

•
Clarient will enhance the training and supervision of accounting personnel who are responsible for monthly analysis of key accounts receivable and revenue reports generated from its in-house billing system.

•
Clarient will continue to enhance its analysis of the calculation of the allowance for doubtful accounts so as to ensure the analysis adequately considers its overall collection experience and other relevant factors including but not limited to receivable age, payor class and industry trends.

Although the remediation efforts are underway, the above material weaknesses will not be considered remediated until new controls over financial reporting are fully designed and operating effectively for an adequate period of time.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference to the portion of our Definitive Proxy Statement entitled “Election of Directors,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information about our Executive Officers is included in Annex to Part I above.
Item 11. Executive Compensation
Incorporated by reference to the portions of our Definitive Proxy Statement entitled “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference to the portion of our Definitive Proxy Statement entitled “Stock Ownership of Certain Beneficial Owners, Directors and Officers.”
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Our equity compensation plans provide a broad-based program designed to attract and retain talent while creating alignment with the long-term interests of our shareholders. Employees at all levels participate in our equity compensation plans. In addition, members of our Board of Directors (“Board”) and members of our Technology and Life Sciences Advisory Boards (“Advisory Boards”) receive stock options for their service on our Board and Advisory Boards, respectively. Members of our Board also receive deferred stock unit awards and are eligible to defer directors’ fees and receive deferred stock units with a value equal to the directors’ fees deferred and matching deferred stock units equal to 25% of the directors’ fees deferred.
Our Board is authorized to administer our equity compensation plans, adopt, amend and repeal the administrative rules relating to the plans, and interpret the provisions of the plans. Our Board has delegated to the Compensation Committee of the Board (the “Compensation Committee”) authority to administer our equity compensation plans.
Our Compensation Committee has the authority to select the recipients of grants under our equity compensation plans and determine the terms and conditions of the grants, including but not limited to (i) the number of shares of common stock covered by such grants; (ii) the type of grant; (iii) the dates upon which such grants vest; (iv) the exercise price of options (which is equal to the average of the high and low prices of a share of our common stock as reported on the New York Stock Exchange consolidated tape on the grant date) or the consideration to be paid in connection with restricted stock, stock units or other stock-based grants (which may be no consideration); and (iv) the term of the grant. Stock options typically vest as follows: (i) time-based stock options vest 25% on the first anniversary of the grant date and in 36 equal monthly installments thereafter; (ii) market-based stock options vest upon the achievement of certain specified levels of improvement in Safeguard’s stock price; and (iii) performance-based stock options vest based upon the aggregate cash produced as a result of exit transactions involving Safeguard’s partner companies relative to the amount of cash deployed in connection with such partner companies. Deferred stock units issued to directors are payable, on a one-for-one basis, in shares of Safeguard common stock following a director’s termination of service on the Board. Deferred stock units issued to directors in lieu of cash compensation are fully vested at grant; deferred stock unit awards and matching deferred stock units awarded to directors generally vest on the first anniversary of the grant date.
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
A total of 5,400,000 shares of our common stock are authorized for issuance under the 2001 Plan. At December 31, 2008, 1,865,544 shares were subject to outstanding options, 1,803,809 shares were available for future issuance, and 1,730,647 shares had been issued under the 2001 Plan. If any option granted under the 2001 Plan expires or is terminated, surrendered, canceled or forfeited, or if any shares of restricted stock, performance units or other stock-based grants are forfeited, the unused shares of common stock covered by such grants will again be available for grant under the 2001 Plan.

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
During 2005, the Compensation Committee granted “employee inducement” awards to two newly-hired executive officers. The awards were granted outside of Safeguard’s existing equity compensation plans in accordance with NYSE rules and consisted of options to purchase up to an aggregate of 6,000,000 shares of Safeguard common stock. During 2007 and 2008, the Compensation Committee granted similar “employee inducement” awards to two other and one other, respectively, newly-hired executive officers. These awards were likewise granted outside of Safeguard’s existing equity compensation plans in accordance with NYSE rules and consisted of options to purchase up to an aggregate of 4,000,000 shares of Safeguard common stock. All of these “employee inducement” awards were granted with an eight-year term and a per share exercise price equal to the average of the high and low prices of Safeguard common stock on the grant date. Following his termination of employment in May 2008, the employment inducement awards held by one of the executive officers to whom inducement grants were awarded in 2007, for an aggregate of 1,500,000 shares of Safeguard common stock, expired without value. Of the shares underlying the “employee inducement” awards that were outstanding at December 31, 2008, 2,125,000 shares are subject to time-based vesting, with an aggregate of 531,250 shares vesting on the first anniversary of the grant date and 1,593,750 shares vesting in 36 equal monthly installments thereafter. The remaining 6,375,000 shares underlying the “employee inducement” awards that were outstanding at December 31,2008 vest incrementally based upon the achievement of certain specified levels of increase in Safeguard’s stock price. With the exception of the market-based vesting provisions, the terms and provisions of the employee inducement awards are substantially the same as options previously awarded to other executives under Safeguard’s equity compensation plans.
The following table provides information as of December 31, 2008 about the securities authorized for issuance under our equity compensation plans.
Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	Be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights(1)	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	10,735,307	$1.7922	1,737,471
Equity compensation plans not approved by security holders (3)	10,365,544	$1.5673	1,803,809

Total	21,100,851	$1.6757	3,541,280

(1)	The weighted average exercise price calculation excludes 1,086,141 shares underlying outstanding deferred stock units included in column (a) which are payable in stock, on a one-for-one basis.

(2)
Represents awards granted, and shares available for issuance, under the 1999 Equity Compensation Plan and the 2004 Equity Compensation Plan. Includes 695,230 shares underlying deferred stock units awarded for no consideration and 390,911 shares underlying deferred stock units awarded to directors in lieu of all or a portion of directors’ fees. Payments in respect of deferred stock units are generally distributable following termination of employment or service, death, permanent disability or retirement. The value of the deferred stock units was approximately $2.2 million based on the fair value of the stock on the various grant dates. The deferred stock units issued to directors in lieu of cash compensation are fully vested at grant; deferred stock unit awards and matching deferred stock units awarded to directors generally vest on the first anniversary of the grant date.

(3)	Includes awards granted and shares available for issuance under the 2001 Plan and 8,500,000 “employee inducement” awards.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Corporate Governance Principles and Board Matters — ‘Board Independence’ and “Review and Approval of Transactions with Related Persons”” and “Relationships and Transactions with Management and Others.”
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

		Incorporated Filing Reference
Exhibit		Form Type & Filing	Original
Number	Description	Date	Exhibit Number
2.1.1	Purchase Agreement, dated as of February 29, 2008, by and between Safeguard Scientifics, Inc., as Seller, and Saints Capital Dakota, L.P., as Purchaser.	Form 8-K 3/4/08	2.1

2.1.2	First Amendment to Purchase Agreement, dated May 6, 2008, by and between Safeguard Scientifics, Inc., as Seller, and Saints Capital Dakota, L.P., as Purchaser	Form 8-K 5/7/08	2.1

3.1	Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.1

3.2	Amended and Restated By-laws of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.2

4.1	Rights Agreement dated as of March 1, 2000 between Safeguard Scientifics, Inc. and ChaseMellon Shareholder Services LLC, as Rights Agent	Form 8-K 2/29/00	4

4.2	Indenture, dated as of February 18, 2004 between Safeguard Scientifics, Inc. and Wachovia Bank, National Association, as trustee, including the form of 2.625% Convertible Senior Debentures due 2024	Form 10-K 3/15/04	4.10

10.1*	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.4

10.2	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.5

10.3*	Safeguard Scientifics, Inc. 2004 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.6

10.4*†	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	—	—

10.5*	Management Incentive Plan	Form 8-K 4/25/08	10.1

10.6*†	Compensation Summary — Non-employee Directors	—	—

10.7*†	Amended and Restated Agreement by and between Safeguard Scientifics, Inc. and Peter J. Boni dated December 5, 2008	—	—

		Incorporated Filing Reference
Exhibit		Form Type & Filing	Original
Number	Description	Date	Exhibit Number
10.8* †	Amended and Restated Agreement by and between Safeguard Scientifics, Inc. and James A. Datin dated December 31, 2008	—	—

10.9.1*	Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 8-K 5/29/08	10.1

10.9.2* †	Letter Amendment dated December 9, 2008 to Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	—	—

10.10*	Agreement by and between Safeguard Scientifics, Inc. and Raymond J. Land dated May 24, 2007	Form 8-K 6/11/07	99.1

10.11* †	Agreement by and between Safeguard Scientifics, Inc. and Kevin L. Kemmerer dated December 29, 2008	—	—

10.12* †	Amended and Restated Letter Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 3, 2008	—	—

10.13.1	Amended and Restated Loan and Security Agreement dated as of June 30, 2008 by and among Comerica Bank, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 7/2/08	10.1

10.13.2	Amendment and Affirmation of Guaranty from Safeguard Scientifics, Inc. to Comerica Bank dated as of June 30, 2008	Form 10-Q 8/11/08	10.8.2

10.14.1	Amended and Restated Loan Agreement dated as of February 28, 2008, by and between Comerica Bank and Clarient, Inc.	Form 8-K 3/5/08	10.1

10.14.2	First Amendment and Waiver to Amended and Restated Loan Agreement, dated as of March 14, 2008, by and between Comerica Bank and Clarient, Inc.	(4)	10.2

10.14.3	Second Amendment to Amended and Restated Loan Agreement, dated as of March 21, 2008, by and between Comerica Bank and Clarient, Inc.	(3)	10.82

10.14.4	Third Amendment and Consent to Amended and Restated Loan Agreement, dated as of July 31, 2008, by and between Comerica Bank and Clarient, Inc.	(5)	10.2

10.14.5	Fourth Amendment to Amended and Restated Loan Agreement, dated as of January 27, 2009, by and between Comerica Bank and Clarient, Inc.	(6)	10.2

10.14.6	Fifth Amendment to Amended and Restated Loan Agreement dated February 27, 2009, by and between Clarient, Inc. and Comerica Bank	(7)	10.2

10.14.7	Third Amended and Restated Unconditional Guaranty dated January 17, 2007 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Clarient, Inc.)	(1)	10.2

10.14.8	Amended and Restated Reimbursement and Indemnity Agreement dated as of January 17, 2007, by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	(1)	10.3

10.14.9	Amendment and Affirmation of Guaranty dated February 28, 2007 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Clarient, Inc.)	(1)	10.5

10.15.1	Securities Purchase Agreement dated November 8, 2005 by and among Clarient, Inc. and the investors named therein	(2)	99.1

		Incorporated Filing Reference
Exhibit		Form Type & Filing	Original
Number	Description	Date	Exhibit Number
10.15.2	Form of Common Stock Purchase Warrant issued by Clarient, Inc. pursuant to the Securities Purchase Agreement dated November 8, 2005	(2)	99.3

10.16.1	Second Amended and Restated Senior Subordinated Revolving Credit Agreement dated February 27, 2009 by and between Safeguard Delaware, Inc. and Clarient, Inc.	(7)	10.3

10.17	Amended and Restated Registration Rights Agreement dated February 27, 2009 by and among Safeguard Delaware, Inc., Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and Clarient, Inc.	(7)	10.4

10.18	Letter of Credit issued to W.P. Carey	Form 8-K 10/5/04	10.1

10.19	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36

14.1	Code of Business Conduct and Ethics	Form 10-Q 11/6/08	14.1

21.1 †	List of Subsidiaries	—	—

23.1 †	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—

31.1 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2 †	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 9, 2007 by Clarient, Inc. (SEC File No. 000-22677)

(2)	Incorporated by reference to the Current Report on Form 8-K filed on November 9, 2005 by Clarient, Inc. (SEC File No. 000-22677)

(3)	Incorporated by reference to the Annual Report on Form 10-K filed on April 1, 2008 by Clarient, Inc. (SEC File No. 000-226770)

(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 16, 2008 by Clarient, Inc. (SEC File No. 000-22677)

(5)	Incorporated by reference to the Current Report on Form 8-K filed on August 5, 2008 by Clarient, Inc. (SEC File No. 000-22677)

(6)	Incorporated by reference to the Current Report on Form 8-K filed on February 2, 2009 by Clarient, Inc. (SEC File No. 000-22677)

(7)	Incorporated by reference to the Current Report on Form 8-K filed on March 2, 2009 by Clarient, Inc. (SEC File No. 000-22677)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safeguard Scientifics, Inc.
By:	PETER J. BONI
Peter J. Boni
President and Chief Executive Officer
Dated: March 19, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Peter J. Boni Peter J. Boni	President and Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2009

Stephen T. Zarrilli Stephen T. Zarrilli	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2009

Michael J. Cody Michael J. Cody	Director	March 19, 2009

Julie A. Dobson Julie A. Dobson	Director	March 19, 2009

Robert E. Keith, Jr. Robert E. Keith, Jr.	Chairman of the Board of Directors	March 19, 2009

Andrew E. Lietz Andrew E. Lietz	Director	March 19, 2009

George MacKenzie George MacKenzie	Director	March 19, 2009

George McClelland George McClelland	Director	March 19, 2009

Jack L. Messman Jack L. Messman	Director	March 19, 2009

John W. Poduska Sr. John W. Poduska Sr.	Director	March 19, 2009

John J. Roberts John J. Roberts	Director	March 19, 2009

Robert J. Rosenthal Robert J. Rosenthal	Director	March 19, 2009

EXHIBIT INDEX

		Incorporated Filing Reference
Exhibit		Form Type & Filing	Original
Number	Description	Date	Exhibit Number
2.1.1	Purchase Agreement, dated as of February 29, 2008, by and between Safeguard Scientifics, Inc., as Seller, and Saints Capital Dakota, L.P., as Purchaser.	Form 8-K 3/4/08	2.1

2.1.2	First Amendment to Purchase Agreement, dated May 6, 2008, by and between Safeguard Scientifics, Inc., as Seller, and Saints Capital Dakota, L.P., as Purchaser	Form 8-K 5/7/08	2.1

3.1	Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.1

3.2	Amended and Restated By-laws of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.2

4.1	Rights Agreement dated as of March 1, 2000 between Safeguard Scientifics, Inc. and ChaseMellon Shareholder Services LLC, as Rights Agent	Form 8-K 2/29/00	4

4.2	Indenture, dated as of February 18, 2004 between Safeguard Scientifics, Inc. and Wachovia Bank, National Association, as trustee, including the form of 2.625% Convertible Senior Debentures due 2024	Form 10-K 3/15/04	4.10

10.1*	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.4

10.2	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.5

10.3*	Safeguard Scientifics, Inc. 2004 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.6

10.4*†	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	—	—

10.5*	Management Incentive Plan	Form 8-K 4/25/08	10.1

10.6*†	Compensation Summary — Non-employee Directors	—	—

10.7*†	Amended and Restated Agreement by and between Safeguard Scientifics, Inc. and Peter J. Boni dated December 5, 2008	—	—

10.8* †	Amended and Restated Agreement by and between Safeguard Scientifics, Inc. and James A. Datin dated December 31, 2008	—	—

10.9.1*	Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 8-K 5/29/08	10.1

10.9.2* †	Letter Amendment dated December 9, 2008 to Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	—	—

10.10*	Agreement by and between Safeguard Scientifics, Inc. and Raymond J. Land dated May 24, 2007	Form 8-K 6/11/07	99.1

10.11* †	Agreement by and between Safeguard Scientifics, Inc. and Kevin L. Kemmerer dated December 29, 2008	—	—

		Incorporated Filing Reference
Exhibit		Form Type & Filing	Original
Number	Description	Date	Exhibit Number
10.12* †	Amended and Restated Letter Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 3, 2008	—	—

10.13.1	Amended and Restated Loan and Security Agreement dated as of June 30, 2008 by and among Comerica Bank, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 7/2/08	10.1

10.13.2	Amendment and Affirmation of Guaranty from Safeguard Scientifics, Inc. to Comerica Bank dated as of June 30, 2008	Form 10-Q 8/11/08	10.8.2

10.14.1	Amended and Restated Loan Agreement dated as of February 28, 2008, by and between Comerica Bank and Clarient, Inc.	Form 8-K 3/5/08	10.1

10.14.2	First Amendment and Waiver to Amended and Restated Loan Agreement, dated as of March 14, 2008, by and between Comerica Bank and Clarient, Inc.	(4)	10.2

10.14.3	Second Amendment to Amended and Restated Loan Agreement, dated as of March 21, 2008, by and between Comerica Bank and Clarient, Inc.	(3)	10.82

10.14.4	Third Amendment and Consent to Amended and Restated Loan Agreement, dated as of July 31, 2008, by and between Comerica Bank and Clarient, Inc.	(5)	10.2

10.14.5	Fourth Amendment to Amended and Restated Loan Agreement, dated as of January 27, 2009, by and between Comerica Bank and Clarient, Inc.	(6)	10.2

10.14.6	Fifth Amendment to Amended and Restated Loan Agreement dated February 27, 2009, by and between Clarient, Inc. and Comerica Bank	(7)	10.2

10.14.7	Third Amended and Restated Unconditional Guaranty dated January 17, 2007 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Clarient, Inc.)	(1)	10.2

10.14.8	Amended and Restated Reimbursement and Indemnity Agreement dated as of January 17, 2007, by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	(1)	10.3

10.14.9	Amendment and Affirmation of Guaranty dated February 28, 2007 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Clarient, Inc.)	(1)	10.5

10.15.1	Securities Purchase Agreement dated November 8, 2005 by and among Clarient, Inc. and the investors named therein	(2)	99.1

10.15.2	Form of Common Stock Purchase Warrant issued by Clarient, Inc. pursuant to the Securities Purchase Agreement dated November 8, 2005	(2)	99.3

10.16.1	Second Amended and Restated Senior Subordinated Revolving Credit Agreement dated February 27, 2009 by and between Safeguard Delaware, Inc. and Clarient, Inc.	(7)	10.3

10.17	Amended and Restated Registration Rights Agreement dated February 27, 2009 by and among Safeguard Delaware, Inc., Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and Clarient, Inc.	(7)	10.4

10.18	Letter of Credit issued to W.P. Carey	Form 8-K	10.1
		10/5/04

10.19	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36

Incorporated Filing Reference
Exhibit		Form Type & Filing	Original
Number	Description	Date	Exhibit Number
14.1	Code of Business Conduct and Ethics	Form 10-Q 11/6/08	14.1

21.1 †	List of Subsidiaries	—	—

23.1 †	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—

31.1 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2 †	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 9, 2007 by Clarient, Inc. (SEC File No. 000-22677)

(2)	Incorporated by reference to the Current Report on Form 8-K filed on November 9, 2005 by Clarient, Inc. (SEC File No. 000-22677)

(3)	Incorporated by reference to the Annual Report on Form 10-K filed on April 1, 2008 by Clarient, Inc. (SEC File No. 000-226770)

(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 16, 2008 by Clarient, Inc. (SEC File No. 000-22677)

(5)	Incorporated by reference to the Current Report on Form 8-K filed on August 5, 2008 by Clarient, Inc. (SEC File No. 000-22677)

(6)	Incorporated by reference to the Current Report on Form 8-K filed on February 2, 2009 by Clarient, Inc. (SEC File No. 000-22677)

(7)	Incorporated by reference to the Current Report on Form 8-K filed on March 2, 2009 by Clarient, Inc. (SEC File No. 000-22677)