Form 10-K/A
period 2008-12-31
SAFEGUARD SCIENTIFICS INC
filed 2009-04-29
CIK 86115

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
Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
The number of shares outstanding of the Registrant’s Common Stock, as of April 15, 2009 was 122,029,312.

Explanatory Note
Explanatory Note
Safeguard Scientifics, Inc. (“Safeguard,” the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2008 (“Form 10-K/A”) to amend our Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2009 (the “Original 10-K”). The Company is hereby amending the Form 10-K as follows:
•
To include Part III of the Original 10-K in its entirety, which items were originally expected to be incorporated by reference in our definitive proxy statement to be delivered to our shareholders in connection with our 2009 annual meeting of shareholders; and

•
On the cover page, (i) to delete the reference in the Original 10-K to the incorporation by reference of the Company’s proxy statement for its 2009 annual shareholders’ meeting and (ii) to update the date as of which the number of outstanding shares of the Company’s common stock is being provided.

This Form 10-K/A does not reflect events that occurred after the filing of the Original 10-K. As a result of this amendment, we also are filing the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K/A. These certifications are included as Exhibits 31.3 and 31.4.
Except for the amendments and updates described above, this Form 10-K/A does not modify or update in any other way the Original 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
The members of the Board of Directors of the Company, as of the date of this Form 10-K/A, are as follows:
Peter J. Boni, age 63, joined Safeguard as President and Chief Executive Officer and a member of the Board in August 2005. Mr. Boni also is a director of Clarient, Inc. Positions held include Operating Partner for Advent International, Inc., a global private equity firm with $10 billion under management (April 2004 to August 2005); Chairman and Chief Executive Officer of Surebridge, Inc., an applications outsourcer serving the mid-market (March 2002 to April 2004); Managing Principal of Vested Interest LLC, a management consulting firm (January 2001 to March 2002); and President and Chief Executive Officer of Prime Response, Inc., an enterprise applications software provider (February 1999 to January 2001).
Michael J. Cody, age 59, has served on our Board since 2006. Positions held include Senior Vice President of Corporate Development (November 2007 to March 2009) of Ensign-Bickford Industries, a provider of ordnance initiation systems for the aerospace and defense industries, chemical processing, renewable energy and pet food palatability products; Partner, Meadowood Capital, LLC, a private equity firm (April 2007 to November 2007); Vice President of Corporate Development, responsible for mergers, acquisitions and divestitures at EMC Corporation, a provider of products, services and solutions for information storage and management (1998 until his retirement in March 2007); Director of Corporate Development at United Technologies Corporation, a diversified technology company (1993 to 1998); Managing Director of the investment banking group at Price Waterhouse (1990 to 1993); and Vice President of Investment Banking at Kidder Peabody & Co. (1980 to 1989).
Julie A. Dobson, age 52, has served on our Board since 2003. Ms. Dobson also is a director of PNM Resources, Inc. and non-executive Chairperson of the Board of LCC International, Inc. Positions held include Chief Operating Officer (1998 until February 2002) of TeleCorp PCS, Inc., a wireless/mobile phone company that was acquired by AT&T Wireless, Inc. in late 2001; President of Bell Atlantic Corporation’s New York/ New Jersey Metro Region mobile phone operations (1997 to 1998); and a number of executive positions during her 18-year career with Bell Atlantic Corporation, including sales, operations, and strategic planning and development in the chief executive officer’s office.
Robert E. Keith, Jr., age 67, has served on our Board since 1996 and was appointed Chairman of the Board in October 2001, prior to which he served as Vice Chairman since February 1999. Mr. Keith also is a director of Internet Capital Group, Inc. Positions held include Managing Director of TL Ventures, a group of venture capital funds, and its predecessor funds (1988 to present); senior adviser to, and co-founder of, EnerTech Capital Partners (1996 to present); member of the Office of the Chief Executive of Safeguard (April 2001 to October 2001); and President (1991 to December 2002) and Chief Executive Officer (February 1996 to December 2002), of Technology Leaders Management, Inc., a private equity capital management company.
Andrew E. Lietz, age 70, has served on our Board since 2003. Mr. Lietz also is a director of Amphenol Corporation and DDi Corp. Positions held include Managing Director and Founder of Rye Capital Management, LLC, a private equity investment firm (2001 to present); Executive Chairman (late 2000 until mid 2002) of Clare Corporation, a designer and manufacturer of integrated circuits, solid-state relays and electronic switches, which was acquired by Ixys Corporation in June 2002; President and Chief Executive Officer (1995 to 2000) of, and several other executive positions during his 16-year career with, Hadco Corporation, a global manufacturer of electronic interconnect products and services; and a variety of positions at IBM Corporation.

George MacKenzie, age 60, has served on our Board since 2003. Mr. MacKenzie also is a director of American Water Works Company, Inc., C&D Technologies, Inc. and Tractor Supply Company. Positions held include non-executive Chairman of the Board (May 2006 to present) and interim Chief Executive Officer (January 2006 to April 2006) of American Water, a provider of water services in North America; interim Chief Executive Officer of C&D Technologies, Inc., a technology company that produces and markets systems for the conversion and storage of electrical power (March 2005 to July 2005); Executive Vice President and Chief Financial Officer of P.H. Glatfelter Company, a manufacturer of specialty papers and engineered products (September 2001 to June 2002); Vice Chairman (2000 to 2001) and Chief Financial Officer (1995 until his retirement in 2001) of, and several other executive positions during his 22-year career with, Hercules, Incorporated, a global chemical specialties manufacturer.
George D. McClelland, age 62, has served on our Board since 2006. Mr. McClelland also is a director of Wave Systems Corp. Positions held include Chairman, CEO and Founder of eSecLending, a provider of securities lending services to the pension industry (2000 to 2001); a director of Riverstone Networks, Inc. and Storage Networks, Inc.; Senior Vice President, responsible for managing many of the portfolio companies of United Asset Management Corporation, a public holding company (1994 to 2001); multiple corporate management roles at FMR Corp., a diversified financial services company (1987 to 1991); and Corporate Treasurer of Data General Corporation, a technology company (1972 to 1987).
Jack L. Messman, age 69, has served on our Board since 1994. Mr. Messman also is a director of AMG Advanced Metallurgical Group N.V., RadioShack Corporation and Timminco Limited. Positions held include Chairman of the Board and Chief Executive Officer of Novell, Inc., a provider of infrastructure software products focused around Linux and identity management (2001 to 2006); Chief Executive Officer and President of Cambridge Technology Partners (Massachusetts), Inc., an e-business systems integration company (August 1999 until its acquisition by Novell, Inc. in July 2001); Chairman and Chief Executive Officer of Union Pacific Resources Group Inc., an independent oil and gas exploration and production company (April 1991 to August 1999); and Chairman and Chief Executive Officer of USPCI, Inc., Union Pacific’s environmental services company (May 1988 to April 1991).
Dr. John W. Poduska, Sr., age 71, has served on our Board since 1987. Dr. Poduska also is a director of Novell, Inc. and Anadarko Petroleum Corporation. Positions held include Chairman of Advanced Visual Systems, Inc., a provider of visualization software and solutions (January 1992 to December 2001); President and Chief Executive Officer of Stardent Computer, Inc, a computer manufacturer (December 1989 to December 1991); and Founder, Chairman and Chief Executive Officer of Stellar Computer, Inc., a computer manufacturer and the predecessor of Stardent Computer, Inc. (December 1985 to December 1989).
John J. Roberts, age 64, has served on our Board since 2003. Mr. Roberts also is a director of Armstrong World Industries, Inc. and Vonage Holdings Corp. and a trustee of Pennsylvania Real Estate Investment Trust. Mr. Roberts is a C.P.A. Positions held include Global Managing Partner and a Member of the Leadership Team of PricewaterhouseCoopers LLP at the time of his retirement in June 2002, completing a 35-year career with the professional services firm during which he served in a variety of client service and operating positions.
Dr. Robert J. Rosenthal, age 52, has served on our Board since 2007. Positions held include President, Chief Executive Officer and a director of Magellan Biosciences, Inc., a provider of clinical diagnostics and life sciences research tools (October 2005 to present); President, Chief Executive Officer and a director of TekCel, Ltd., a provider of life sciences research tools (October 2003 to January 2007); President and Chief Executive Officer of Boston Life Sciences, Inc., a diagnostic and therapeutic development company (July 2002 to October 2003); President and Chief Executive Officer of Magellan Discovery Technologies, LLC, a life sciences acquisition company (January 2001 to July 2002); Senior Vice President of PerkinElmer Corporation and President of its instrument division (March 1999 to November 2000); and in various executive positions at Thermo Optek Corporation (September 1995 to February 1999).

Executive Officers
The information with respect to executive officers required by this item is set forth in Annex to Part I of this report.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and greater than 10% holders of our common stock to file with the SEC reports of ownership of our securities and changes in ownership of our securities. Based solely on our review of the copies of reports we have received and upon written representations from the reporting persons that no Form 5 reports were required to be filed by those persons, Safeguard believes there were no late filings by our directors and executive officers during 2008. There were no known holders of greater than 10% of our common stock during 2008.
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
Board Independence. Safeguard’s common stock is listed on the New York Stock Exchange, which we refer to below as the “NYSE.” To assist the Board in making independence determinations, the Board has adopted categorical standards which are reflected in our Corporate Governance Guidelines. Generally, under these standards, a director does not qualify as an independent director if any of the following relationships exist:
•
Currently or within the previous three years, the director has been employed by us; someone in the director’s immediate family has been one of our executive officers; or the director or someone in the director’s immediate family has been employed as an executive officer of another company where any of our present executive officers at the same time serves or served on that company’s compensation committee;

•
The director is a current partner or employee, or someone in the director’s immediate family is a current partner of, a firm that is our internal or external auditor; someone in the director’s immediate family is a current employee of the firm and personally works on our audit; or the director or someone in the director’s immediate family is a former partner or employee of such a firm and personally worked on our audit within the last three years;

•
The director or someone in the director’s immediate family received, during any 12-month period within the last three years, more than $120,000 in direct compensation from us (other than director and committee fees and pension or other forms of deferred compensation for prior service that are not contingent in any way on continued service);

•
The director is a current employee or holder of more than 10% of the equity of another company, or someone in the director’s immediate family is a current executive officer or holder of more than 10% of the equity of another company, that has made payments to or received payments from us, in any of the last three fiscal years of the other company, that exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenues; or

•
The director is a current executive officer of a charitable organization to which we have made charitable contributions in any of the charitable organization’s last three fiscal years that exceed the greater of $1 million or 2% of that charitable organization’s consolidated gross revenues.

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

Board Structure and Committee Composition. At the date of this Form 10-K/A, Safeguard’s Board has 11 members and five current committees. The Board held nine meetings in 2008. Each incumbent director attended at least 75% of the total number of meetings of the Board and committee(s) of which he or she was a member. Directors are invited, but not required, to attend annual meetings of Safeguard shareholders. Ten directors attended our 2008 annual meeting of shareholders. Under our Corporate Governance Guidelines and NYSE listing standards, non-employee directors meet in executive session at each regularly scheduled Board meeting, outside of the presence of any management directors and any other members of Safeguard’s management who may otherwise be present, and during at least one session per year, only independent directors are present. The Chairperson of the Nominating & Corporate Governance Committee presides at these sessions. The table below describes the membership of each of the current committees during 2008 and the number of meetings held by each of these committees during 2008.

Nominating &
				Corporate	Strategy
	Acquisition	Audit	Compensation	Governance	Committee
Number of Meetings held in 2008	3	16	9	4	3
Membership:
Peter J. Boni	✓				✓
Michael J. Cody	✓			✓	✓
Julie A. Dobson			Chairperson
Robert E. Keith, Jr.	Chairperson
Andrew E. Lietz				Chairperson
George MacKenzie		Chairperson
George D. McClelland		✓	✓		Chairperson
Jack L. Messman	✓			✓
John W. Poduska, Sr.	✓			✓	✓
John J. Roberts		✓	✓
Robert J. Rosenthal	✓	✓			✓
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
Compensation Committee. The Compensation Committee’s responsibilities, which are described in detail in its charter, include, among other duties, the responsibility to:
•	Approve the philosophy for compensation of our executives and other employees;

•	Establish compensation (including base salary, incentive compensation and equity-based programs) for our Chief Executive Officer and other executive officers;

•	Administer the long- and short-term compensation and performance-based incentive plans (which are cash and equity based);

•	Approve employment agreements and perquisites provided to our executive officers;

•	Review management’s recommendations for our broad-based employee benefit plans;

•	Evaluate and recommend to the Board the compensation for all non-employee directors for service on the Board and its committees; and

•	Review and discuss with management the Compensation Discussion and Analysis and recommend to the Board its inclusion in our Form 10-K and proxy statement.
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

•
Role of Consultant. During the second half of 2007, the Committee had retained Mercer LLC as its consultant to assist the Committee in its evaluation of executive and director compensation for 2008. After the individual consultant from Mercer who was working with the Committee left Mercer to join Semler Brossy Consulting Group LLC, the Committee retained the services of Semler Brossy to assist the Compensation Committee in its deliberations regarding executive and director compensation. Specifically, the Compensation Committee’s consultants provide the Committee with information relating to competitiveness of pay levels, compensation design, market trends and technical considerations concerning both executives and directors and assist the Compensation Committee with the reporting of executive compensation under the SEC’s proxy disclosure rules. These services, which are provided in support of decision-making by the Compensation Committee, are the only formal services that the compensation consultant performs for Safeguard. From time to time since its hire, Semler Brossy has provided miscellaneous data and research to the Compensation Committee relating to various compensation topics generally. The consultant reports to and acts at the direction of, and attends selected meetings as requested by, the Chairperson of the Compensation Committee. The Compensation Committee has the sole authority to hire and terminate consultants and evaluates the performance of its consultant(s) annually.

•
Role of Executive Team. Our Chief Executive Officer, Chief Financial Officer and General Counsel, with the assistance of other company employees as they request, provide support to the Compensation Committee by preparing materials to assist the Committee in making its compensation decisions; conferring with the Committee and its consultant on the selection of peer companies and industries used for comparison purposes; providing suggestions to the Committee in the area of executive compensation, including suggestions in the context of terms of employment agreements, performance measures and targets under our management incentive plan, and equity awards; and ultimately implementing the Committee’s compensation decisions. Management also provides the Compensation Committee with comprehensive tally sheets on an annual basis to facilitate the Committee’s review of the total compensation of our named executive officers. The tally sheets include both historical data and estimated forward looking amounts for the current calendar year. The tally sheets summarize: cash compensation (salary, actual/target cash incentive awards and perquisites); the dollar value of benefits provided; potential severance amounts payable under various scenarios; and outstanding equity awards held by each named executive officer. The Compensation Committee discusses its compensation views with the Chief Executive Officer, and the Chief Executive Officer makes recommendations to the Compensation Committee for salary adjustments and equity and non-equity plan participation and awards to the named executive officers and other executives. However, other than for compensation that has been established contractually or under quantitative formulas established by the Compensation Committee each year under our management incentive plan, the Compensation Committee exercises its own discretion in determining additional compensation, which may take the form of cash or equity, for the named executive officers and other executives. Additional information can be found in “Compensation Discussion and Analysis—Role of Executive Team in Compensation Decisions.”

Nominating & Corporate Governance Committee. The Nominating & Corporate Governance Committee’s responsibilities, which are described in detail in its charter, include, among other duties, the responsibility to:
•	Establish criteria for the selection of directors;

•	Evaluate and consider qualified Board candidates, including those recommended by shareholders;

•	Recommend to the Board the nominees for director, including nominees for director in connection with Safeguard’s annual meeting of shareholders;

•	Conduct an annual evaluation of the Board and its members and oversee the evaluations of each of the Board committees;

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

Strategy Committee. The Strategy Committee works with Safeguard management to maintain a cooperative, interactive strategic planning process, including the identification and setting of strategic goals and expectations. The Committee also assists management in the evaluation of strategic alternatives and initiatives.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview
The Compensation Committee (for purposes of this analysis, the “Committee”) is responsible for establishing our company-wide compensation philosophy; for determining the compensation provided to the individuals who serve as our Chief Executive Officer, Chief Financial Officer and the other individuals included in the Summary Compensation Table (collectively referred to as the “named executive officers”); and for approving the compensation for our other executives, based on recommendations of our named executive officers. As of the date hereof, for purposes of this analysis our executive group is comprised of a total of 11 persons, including the named executive officers as well as six other company employees who each hold the title of vice president. The Committee reviews our compensation philosophy each year to ensure that its principles and objectives are aligned to our overall business strategy and aligned with the interests of our shareholders in increasing the value of our common stock over the long term. We seek to apply a consistent philosophy across our executive rank, not just among our named executive officers.
Compensation Philosophy and Objectives
Our overall goals in compensating our executives are to:
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
The executive compensation program the Committee has created is intended to: provide an appropriate mix of fixed and variable, at-risk cash compensation; balance rewards for short-term performance with our ultimate goal of producing long-term shareholder value; link variable compensation as directly as possible to value creation; and facilitate executive recruitment and retention. There is no pre-established target for the allocation between either cash or non-cash; short-term or long-term compensation; and/or fixed or variable items of compensation. Rather, the Committee reviews information provided by its consultant (as well as information which may be provided by management) to determine the appropriate level, both on an absolute and a relative basis, and mix of each of these components.
During 2008, we used the following principal elements of compensation to meet our overall goals:

Base Pay	à
Fixed compensation, based on competitive market practice and existing salary levels, that rewards an executive’s core competencies relative to his skills, experience, responsibility and anticipated contributions to us and our partner companies;

Annual Cash Incentives	à
Variable, at-risk, performance-based incentive compensation, based on competitive market practice and existing incentive compensation levels, that rewards an executive’s contributions towards the achievement of short-term corporate objectives and achievement of individual performance objectives;

Long-Term Incentives	à
Equity awards that encourage executive ownership of our stock and promote continued employment with us during the long-term vesting period, thereby aligning our executives’ interests with those of our shareholders regarding increases in shareholder value through improvement in our stock price over the long-term;

Health and Welfare Benefits	à
Benefits that are part of our broad-based employee benefit programs, including medical, dental, life insurance, and disability plans, our 401(k) plan and our nonqualified deferred compensation plan (contributions to which have been discontinued for 2009 and beyond);

Perquisites	à	Limited additional benefits that are available to certain of our executives; and

Severance and Change-in-Control Arrangements	à
Severance benefits that are payable in the event a termination of employment occurs without cause or for good reason. These committed benefits are intended to help us retain our named executive officers and certain of our other executives, providing us with continuity of executive management in the event of an actual or threatened change in control.

Role of Named Executive Officers in Compensation Decisions
The Committee makes or has final approval authority regarding all compensation decisions with respect to our executives. Within the parameters approved by the Committee each year, our named executive officers are responsible for evaluating and setting compensation with respect to our other employees.
Our Chief Executive Officer, Chief Financial Officer and General Counsel, each a named executive officer, with the assistance of other company employees, provide support to the Committee by preparing materials to assist the Committee in making its compensation decisions; conferring with the Committee and its consultant on the selection of peer companies and industries used for comparison purposes; providing suggestions to the Committee in the area of executive compensation, including suggestions in the context of terms of employment agreements, performance measures and targets under our management incentive plan, and equity awards; suggesting or recommending alternative approaches to certain elements of our executive compensation philosophy; and, ultimately, implementing the Committee’s compensation decisions. Management also provides the Committee with comprehensive tally sheets on an annual basis to facilitate the Committee’s review of the total compensation of our named executive officers. The tally sheets include both historical data and estimated forward looking amounts for the current calendar year. The tally sheets summarize: cash compensation (salary, actual/target cash incentive awards and perquisites); the dollar value of benefits provided; potential severance amounts payable under various scenarios; and outstanding equity awards held by each executive.
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

Our Chief Executive Officer annually assesses each other named executive officer’s performance and makes a recommendation to the Committee concerning achievement of individual objectives. Our other named executive officers annually assess the other executives who report to them and make recommendations to our Chief Executive Officer concerning the achievement of individual objectives by such executives. Our Chief Executive Officer makes recommendations to the Committee concerning salary adjustments and equity grants to the named executive officers and, based on the recommendations of our other named executive officers, our other executives. In determining the compensation of our executives, the Committee considers our Chief Executive Officer’s assessment and recommendations. However, other than for compensation that has been established contractually or under quantitative formulas established by the Committee each year under our management incentive plan, the Committee exercises its own discretion in determining whether to accept or modify our Chief Executive Officer’s recommendations. These individuals are not present when the Committee and our Chief Executive Officer review their performance or when the Committee makes its determinations concerning their compensation.
From time to time during the year, our Chief Executive Officer may recommend to the Committee one-time cash bonuses or stock option or other equity grants to certain executives or other employees relating to instances of superior performance. The Committee acts on such recommendations on a case-by-case basis.
Role of Consultant
Semler Brossy Consulting Group, LLC assisted the Committee in its deliberations regarding executive and director compensation matters during 2008. Specifically, Semler Brossy provided information relating to competitiveness of pay levels, compensation design, specific equity grant matters, market trends and technical considerations, concerning both named executive officers and directors. Semler Brossy also assisted the Committee with the reporting of executive compensation matters relating to 2008 under applicable SEC disclosure rules. These services, which were provided in support of decision-making by the Committee, are the only services that Semler Brossy performed for Safeguard. Semler Brossy reported to and acted at the direction of, and attended selected meetings as requested by, the Chairperson of the Committee.
The Committee, which has the sole authority to hire and terminate its consultant, evaluates the performance of its consultant annually. The Committee had initially retained Mercer LLC as its consultant during the second half of 2007 to assist the Committee in its evaluation of executive and director compensation for 2008. After the individual consultant from Mercer who was working with the Committee left Mercer to join Semler Brossy, the Committee decided to retain Semler Brossy so as to be able to continue working with the individual consultant.
Setting Executive Compensation
The Committee believes that a significant portion of each executive’s total compensation should be variable or “at-risk.” It is the view of the Committee that the greater the ability of an executive (based on his role and responsibilities at the Company) to impact the Company’s achievement of its short- and long-term objectives, the greater the percentage of such executive’s overall compensation which should be “at-risk.” The Committee principally utilizes variable/at-risk cash and equity compensation (under a programmatic plan) to accomplish its objectives in this regard. As described below under “2008 Compensation Program – Cash Incentives,” the Committee provides at-risk target bonus levels under the Company’s MIP (as defined below) to the Company’s executives. Payments against such targets are determined by the Committee based on both corporate achievement as well as personal achievement. Payments may be made in cash and/or equity, in the Committee’s discretion. Neither the actual awards to be made under the MIP or otherwise nor the minimum long-term value of any equity grants made is guaranteed.
As described above, management provides the Committee with comprehensive tally sheets on an annual basis to facilitate the Committee’s review of the total compensation of our named executive officers. The Committee has found these tally sheets to be useful in its evaluation of the total compensation program for our named executive officers. From time to time, the Committee requests supplemental information be included in such tally sheets as its discussions require.

Specifically with regard to our named executive officers, the Committee from time to time, and at least annually, has reviewed a comparison of each element of total compensation against a group of specific companies and industries against which we believe we compete for talent and for shareholder investment, including the venture capital and private equity industries, as well as by reference to industry-specific compensation surveys. The analysis provided by Mercer in December 2007 for purposes of the Committee’s consideration of 2008 cash and total compensation levels measured our compensation against data from the following sources:

Proxy Peer Group Data	à
Business development companies, registered investment companies and holding companies that are representative of the unique nature of our business model for a publicly owned company. Included in this group were: Allied Capital Corporation; American Capital Strategies, Ltd.; Ares Capital Corp.; Blackrock Kelso Capital; Capital Southwest Corporation; Harris & Harris Group, Inc.; Hercules Technology Growth Capital, Inc.; Internet Capital Group, Inc.; MCG Capital Corporation; MVC Capital, Inc.; NGP Capital Resources; Patriot Capital Funding; Prospect Capital; and Technology Investment Capital Corp.

Corporate Venturing and Venture Capital	à	Surveys used included the following:
Survey Data		2007 Mercer AERD Survey

2007/2008 Watson Wyatt Report on Top Management Compensation

2007 The Private Equity Analyst – Holt Compensation Study
The Committee annually evaluates the companies and surveys used for comparison purposes to be certain that the comparables reviewed by the Committee remain appropriate. In connection with its 2008 compensation review, the Committee determined that reviewing compensation from multiple perspectives was still appropriate given Safeguard’s unique business model. The Committee felt that the analysis could be improved by refining the comparables utilized. In particular, the Committee eliminated the comparisons to operating companies that were representative of peers to certain of Safeguard’s partner companies and limited the industry classifications and asset size parameters of companies used as proxy comparables.
Prior to 2006, we historically targeted base pay levels generally at or near the 50th percentile of base salaries for executives having comparable duties and responsibilities to our named executive officers. Total compensation, including both annual cash incentives and long-term incentives, was targeted historically to fall at or near the 75th percentile of total compensation for executives having substantially comparable duties and responsibilities to our named executive officers, assuming achievement of Safeguard’s corporate, and officers’ individual, objectives. However, recognizing that our business strategy, industry focus and diverse array of partner companies make comparisons to other companies difficult, and based on the inherent challenge in matching companies, job positions and skill sets, the Committee has viewed some of these comparisons as more appropriate for some positions than for others and has looked to this data for general guidance rather than rigid adherence to specific percentages. The Committee continues to review compensation in comparison to the historically targeted 50th and 75th percentiles for base pay and total compensation, respectively, but has determined that the overall objectives of our compensation philosophy would be better achieved through flexibility in determining pay levels to address differences in duties and responsibilities, individual experience, skill levels and achievements, and any retention concerns.
2008 Compensation Program
Base Pay. Base pay is established initially on the basis of several factors, including market competitiveness; past practice; individual performance and experience; the level of responsibility assumed; the level of skills and experience that can be leveraged across our partner companies to facilitate their growth and success; and individual employment negotiations with newly hired executives. Each of our named executive officers has an employment agreement with us which sets a minimum base salary. The Committee acknowledges, in particular, that as named executive officers leave Safeguard and new officers are hired, candidates for hire typically will review publicly available information regarding our existing compensation levels and will condition their interest in working for Safeguard upon receiving compensation comparable to that of the officer they are replacing and of other executives of Safeguard. This situation would impact the Committee’s ability to measurably reduce overall compensation levels for any new senior executives, if any such reductions were deemed appropriate by the Committee.

Base salaries typically are reviewed annually (at the end of one year and the beginning of the upcoming calendar year) by the Committee, as well as in connection with a promotion or other changes in job responsibilities. As noted above, Safeguard competes for executive talent with venture capital and private equity firms. In considering whether to adjust base salary levels of any of our executives for 2008, the Committee took into account:
•	The proxy peer group and survey data provided by Mercer;

•	The Committee’s assessment of the Company’s overall performance during 2007 and the individual performance of each of our named executive officers; and

•	United States economic conditions, in general.
Based on the Committee’s review of the foregoing, the Committee determined that base salary levels for our then named executive officers satisfied the Committee’s stated objectives for the role of fixed cash compensation within our overall compensation philosophy and made no changes to such base salary levels for 2008, despite the fact that the Committee approved an aggregate 4% budgetary increase in salary levels for all other of the Company employees, including other executives.
In May 2008, John Loftus, who was at the time the Company’s Executive Vice President – Technology, resigned. Following Mr. Loftus’ departure, Kevin Kemmerer, the Company’s Senior Vice President – Technology, assumed Mr. Loftus’ responsibilities and become a named executive officer of the Company. Mr. Kemmerer was subsequently promoted to Executive Vice President and Managing Director, Technology. In connection with his change in responsibilities and promotion, the Committee, based upon our CEO’s recommendation and upon the Committee’s review of the information provided by the Committee’s consultant, raised Mr. Kemmerer’s annual base salary rate to $325,000 from $275,000 during 2008 and to $357,500 effective January 1, 2009.
During 2008, the Committee also approved the employment agreement which established the compensation terms for the Company’s current Chief Financial Officer, Stephen Zarrilli, who joined the Company following the departure of Raymond J. Land. Mr Zarrilli joined us as Senior Vice President and Chief Financial Officer in June 2008 at an initial base salary of $340,000. Mr. Zarrilli’s base salary was determined based on the Committee’s review of Mr. Zarrilli’s experience and capabilities and with reference to the salary that was paid to his predecessor as our Chief Financial Officer, adjusted to reflect the elimination of certain executive perquisites that Mr. Land had been receiving.
During late 2008, the Committee undertook its annual review of executive compensation. Based upon the recommendation of the named executive officers, and on the Committee’s review of information provided by Semler Brossy, as well as the Company’s financial performance and the general status of the United States economy, the Committee determined that base salary levels for our current named executive officers satisfied the Committee’s stated objectives for the role of fixed cash compensation within our overall compensation philosophy and made no changes to such base salary levels for 2009. Based upon the recommendation of our CEO, the Committee did grant nominal base salary increases to certain of our other executives in recognition of their professional growth and accomplishments and additional responsibilities assumed by them.
Cash Incentives.
Incentive Opportunity. In April 2008, the Committee adopted the Company’s Management Incentive Plan (the “MIP”) and the particular corporate and personal objectives and target award levels for 2008 to provide a variable incentive to each of our executives and other employees based on 2008 performance. The 2008 MIP program, which emphasized teamwork among members of management to achieve key business objectives under our 2008 strategic plan, was based on the following mix of corporate and individual objectives for our executives:
•	80% on the achievement of corporate objectives; and

•	20% on the achievement of individual objectives.

Our remaining employees also participated in our 2008 MIP, with professional staff incentives being based on the same mix of corporate and individual objectives as our executives and administrative employee incentives being based 50% on corporate objectives and 50% on individual objectives.
We believe that short-term compensation (such as base salary and annual cash incentive awards) should not be based on the short-term performance of our stock, whether favorable or unfavorable, but rather on our executives’ management of the Company towards achieving our goal of long-term growth in shareholder value. We also believe that under our MIP, all of our executives should earn their incentive payments based on the same relative weighting of corporate and individual objectives. The price of our stock should, in the long term, reflect our performance, and the performance of our stock will directly affect the value of stock options and other equity incentive awards provided to our executives as part of our compensation program.
Performance Measures. To align the 2008 MIP with our 2008 business strategy, the Committee established the following corporate objectives and weightings (representing 80% (or up to 80 points) of the total 2008 MIP target award):

Weighting	Corporate Objectives
20%
Achievement of specified levels of deployment of capital in new partner companies; and/or funding to support growth through acquisitions or other strategic opportunities (but excluding working capital funding) for existing partner companies, with achievement being measured based on the Committee’s view of the value of results achieved relative to the amount of capital deployed and the number of transactions completed;

10%
Achievement of capital generation through exit transactions and/or progress towards such exit transactions, with achievement being determined in the Committee’s discretion based on its estimation of value created;

30%
Achievement of explicit milestones or specified levels of revenues or profitability for the 14 partner companies in which we held an interest as of the adoption of the 2008 MIP (assuming the consummation of certain then-pending exit transactions), with each measure selected to reflect the respective partner company’s stage of growth and with greater emphasis being placed on those companies in which we exercise a greater level of influence and control based on our ownership interest, board representation, etc. and with the Committee retaining the ability, in its discretion, to assign value to milestones achieved, etc.; and

40%	Overall corporate performance of Safeguard, based on the Committee’s subjective evaluation.
The Committee established these objectives by taking into consideration the sales of certain Company partner companies which were pending as of the adoption of the 2008 MIP; the stage of development of each of the Company’s remaining partner companies; the anticipated relative levels of focus to be applied by management against the various aspects of the Company’s business model during the 2008 fiscal year; and the anticipated level of difficulty in achieving our 2008 business plan. The Committee also wished to increase (relative to prior years) the level of discretion which it reserved to itself in reaching final determinations of achievement levels reached. At least in part, this desire arose from the Committee’s realization that, as circumstances change throughout a given fiscal year, specific formulas or guidelines for measuring achievement set in the beginning of a year, if strictly applied, may well prove to result in compensation grants that do not match actual shareholder value creation. The award criteria were designed to provide management with a meaningful guideline for meeting the Committee’s criteria for a target award but not guarantee achievement or make achievement somewhat inevitable. This approach is also intended to provide the possibility of exceeding target awards and some economic recognition, albeit reduced, for near achievement of the target.
In connection with the finalization of the 2008 MIP, each executive also prepared written individual objectives. Our Chief Executive Officer’s individual objectives were reviewed and approved by the Committee. Each other named executive officer’s individual objectives were reviewed and approved by our Chief Executive Officer, and each other executive’s individual objectives were reviewed and approved by one of our named executive officers. The individual objectives varied depending upon each participant’s roles and responsibilities.

Consistent with their respective employment agreements and the Company’s overall compensation philosophy, the Committee set the following variable target awards for 2008 for our then eligible named executive officers:

Target Variable
Name (1)	Incentive (2)
Peter J. Boni	$650,000
James A. Datin	$390,000
John A. Loftus (3)	$390,000
Brian J. Sisko	$250,000
Raymond J. Land (3)	$195,000

(1)
Mr. Kemmerer was not a named executive officer at the beginning of 2008. Mr. Kemmerer’s target variable incentive for 2008 was set at $309,583, after adjusting for Mr. Kemmerer’s promotion in September 2008 and the related increases in his compensation, both variable and fixed.

(2)	Payments under the 2008 MIP were payable in cash and/or equity.

(3)	Neither Mr. Loftus nor Mr. Land were employees of the Company as of year-end 2008 and, therefore, were not eligible for any payment under the 2008 MIP.
Under the terms of his employment agreement with us, entered into during the 2008 calendar year, Mr. Zarrilli was initially eligible for a target MIP bonus of $195,000, beginning in 2009. In lieu of any actual participation in our 2008 MIP, Mr. Zarrilli received, upon commencement of employment, a payment equal to 100% of the pro rata portion of his variable cash target bonus ($113,750) based upon hire date and his initial target bonus. Mr. Zarrilli’s target MIP award for 2009 was raised in December 2008 by the Committee to $250,000, based on the recommendation of our Chief Executive Officer and the Committee’s review of information provided by its consultant and Mr. Zarrilli’s variable, at-risk compensation relative to other named executive officers.
There were no mandatory minimum awards payable under the 2008 MIP. The actual incentive awards paid to participants were determined based upon the level of achievement of the quantitative and qualitative corporate and individual performance objectives and were measured in the aggregate on a sliding scale basis (e.g., for executives and professional staff, achievement of objectives totaling 50 points would result in payment of 50% of the target award, achievement of objectives totaling 100 points would result in payment of 100% of the target award and achievement of objectives totaling 150 points would result in payment of 150% of the target award). Payments under the 2008 MIP were limited to 150% of each individual’s target award.
Payouts. Under the terms of our 2008 MIP, the Committee had the ability to make payments to participants in cash and/or equity. There was no requirement that any particular portion of any payments made be made in any particular form. In early 2009, the Committee reviewed our performance against the quantitative and qualitative corporate objectives set forth above and preliminarily determined the following payout levels, subject to completion of the audits of our 2008 financial statements and internal controls over financial reporting, which completion occurred on March 19, 2009.

	Incentive	Payout
	Target	Level
Corporate Objectives	(in points)	(in points)	Factors Affecting Determination
Capital Deployment	16	6
Deployment of $15.8 million of newly committed capital in four transactions — all relating to acquisitions of new partner company interests (Swaptree, Molecular Biometrics, Tengion and Garnett Biotherapeutics); no credit was given for follow-on funding to existing partner companies. The Committee also took into consideration the conscious effort of management to temper the levels of cash deployment as the fiscal year progressed and as available cash was utilized to repurchase a portion of the Company’s debt.

Monetization	8	6
Accomplishment of the bundled sale of interests in five of our legacy partner companies in a difficult secondary market transaction in a challenging economic environment, albeit at a price less than originally anticipated.

Partner Company Performance	24	12
Achievement by approximately 64 percent of our partner companies of explicit milestones or minimum specified levels of revenue or profitability. Particular note was made of significant positive developments at two of our largest partner companies, but also acknowledged was the slower than targeted development of certain other partner companies.

Overall Corporate Performance	32	16
Overall corporate performance, including execution of our business strategy; exploration of alternate sources of funding/capital structures; restructuring of the Company’s commercial debt; opportunistic repurchase of outstanding convertible debt of the Company; deal sourcing and pipeline development; organizational staffing and development; facilitating partner company milestone achievements; building value in our partner companies through strategy, management and performance; and management of core corporate functions, including performance of our investor relations and marketing programs, financial reporting and other compliance responsibilities, and management of our corporate operating budget. A dominant factor in the Committee’s analysis was the poor performance of the Company’s stock price throughout the year. The Committee specifically noted the following significant 2008 achievements in its review:

			• Operational cost savings achieved;

			• Progress towards commercial debt restructure (accomplished in early 2009);

			• The restructuring of the Company’s D&O coverage at a significant cost savings; and

			• The market repurchase of $43 million of debt at a significant discount to market.

Total Points	80	40	(which equates to 50% achievement of corporate objectives)
At the end of the year, each executive also completed a self-assessment of his achievement of individual objectives (representing 20% (or up to 20 points) of the total 2008 MIP target award). The Chief Executive Officer’s self-assessment was a component of the annual performance review conducted by the Nominating & Corporate Governance Committee. The Committee reviewed with the Nominating & Corporate Governance Committee its assessment of the performance of the Chief Executive Officer, including his achievement of individual objectives, and discussed with the Chief Executive Officer his review of each other named executive officer’s achievement of each officer’s specific individual objectives.
Based on its review of the achievement of both quantitative and qualitative 2008 MIP objectives, the Committee (i) authorized the following individual awards to the Company’s named executive officers and, in the aggregate, the following award to the Company’s 10 eligible executives as a group. In making its determinations regarding whether and in what proportions the Committee would authorize payments to be made to our executives under the 2008 MIP, the Committee considered the recommendation of our named executive officers that a portion of such payments be made in the form of restricted stock of the Company. This recommendation was made by our named executive officers in light of the Company’s efforts to conserve cash resources in the current economic climate and to demonstrate management’s commitment to the Company’s efforts to increase shareholder value. The Committee determined, based also on consultations with the Committee’s independent consultant and analysis of data related to target incentive payment practices being followed within the Company’s peer group and throughout the United States public marketplace, as a whole, to pay (1) 50% of 2008 MIP payments to our named executive officers, and (2) 75% of 2008 MIP payments to our other executives in cash and to pay the remainder in the form of restricted stock. The Committee determined that paying a lower percentage of the total award in cash to the named executive officers appropriately reflects their line-of-sight to the overall results and the greater percentage of total executive compensation that should be variable in nature (and linked to shareholder value).
Based on the recommendation of the named executive officers, the Committee approved the payment of 25% of 2008 MIP payments to our other executives in the form of restricted stock. It was the view of the Committee that the payment of 50% of our named executive officers’ 2008 MIP payment in the form of restricted stock versus the 25% figure utilized for our other executives appropriately reflects the greater percentage of total executive compensation that should be variable in nature (and linked to shareholder value created) for the senior-most executives at the Company. For purposes of determining the specific number of shares of restricted stock to be issued to each executive, the Committee decided that it would be appropriate to use a trailing 30-day average of the Company’s closing stock price as of February 9, 2009 ($0.664), the day of the Committee’s decision to pay a portion of the 2008 MIP payments in the form of restricted stock (the “principal shares”). In recognition of the deferral of a portion of this year’s earned award, the Committee also determined that, in addition to each principal share of restricted stock to be issued, calculated as described above, an additional .44163 shares of restricted stock would be issued. Initially, the Committee had desired to issue an additional .5 shares for each principal share, but they determined to limit the number of additional shares issued to our named executive officers to the number of shares available under the Company’s 1999 Equity Compensation Plan, as opposed to also utilizing shares available under the Company’s 2004 Equity Compensation Plan. Assuming the continued employment of the particular executive as of such dates, the restricted shares issued vest as follows: 25% on the first anniversary of grant and the remaining 75% thereafter in 24 equal monthly installments over the next two years. Vesting of such restricted stock may be accelerated in certain circumstances. The issuance of additional shares of restricted stock beyond the principal shares in the 2008 MIP payments does not establish a policy or precedent going forward. The Committee will view each year independently.
The cash amounts pertaining to our named executive officers are also presented in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.” The cash portions of such amounts were paid following the completion of the audit of our financial statements. The restricted shares were issued in 2009 and will be reported in next year’s proxy statement.

		Total Variable
	Payout	Incentive	Total Cash	Restricted
Name	Level (1)	Payment	Amount (2)	Shares (3)
Peter J. Boni	56	$364,000	$182,000	395,144
James A. Datin	58	$226,200	$113,100	245,554
Kevin L. Kemmerer	56	$173,366	$86,683	188,200
Brian J. Sisko	60	$150,000	$75,000	162,834
Eligible executives, as a group (10 persons)(4)	58	$1,263,647	$719,343	1,181,751

(1)	In percentage terms versus targeted incentive amount.

(2)	50% of total payment for named executive officers; 75% of total payment for other executives.

(3)	Issued in lieu of cash for remaining portion of total payment. Includes principal shares as well as additional shares issued as described above.

(4)	Mr. Zarrilli is one of our named executive officers and our executive group, but he was not eligible for our 2008 MIP based on the terms of his employment agreement with the Company.
By way of comparison, after taking into consideration the achievement of both corporate and individual objectives, payments to our then named executive officers were made at approximately 70% of target under our 2007 MIP; a range of 102% to 114% of target under our 2006 MIP; and a range of 88.5% to 130% of target under our 2005 MIP.

The Committee has not made any determination as to the ways in which payments under our 2009 MIP will be made. The Committee is aware that, under our presently existing shareholder-approved equity compensation plans, there is little, if any, availability of shares available for issuance to our named executive officers. The Committee is currently reviewing various alternatives with respect to the availability of shares. But, unless our shareholders approve an addition to our current equity compensation plans, it is extremely unlikely that the Committee will be able to utilize restricted stock as part of any 2009 MIP payments.
Long-Term Incentives. The principal approach utilized by the Committee to meet the need for a long-term incentive component to the Company’s executive compensation program has been the granting of significant amounts of equity to our named executive officers, primarily in the form of stock options. Our equity compensation plans also allow for the grant of restricted stock awards and such other equity-based awards as the Committee may determine to be appropriate from time to time. As described above under “2008 Compensation Program – Cash Incentives Payouts,” the Committee chose to pay a significant portion of 2008 MIP awards in the form of restricted stock with a three-year vesting schedule.
As noted above, we compete for executive talent with venture capital and private equity firms, and we review comparative information regarding venture capital and private equity industry compensation practices. In such industries, executives (referred to as “managing partners”) typically have compensation programs heavily weighted towards long-term incentive, structured as a share of the fund’s profits, payable in cash (referred to as “carry”). We currently do not provide our executives with a cash compensation program tied directly to gains from our sales of our partner company holdings. Instead, we have to date utilized our equity compensation plans as an alternative to approximate the economic benefit that would be provided by a carry. The initial equity awards made to our named executive officers were based on our assessment of the carry which would typically be provided to our executives in positions of comparable responsibility at private equity and/or venture capital firms at that time. For example, based upon information available to the Committee through its consultant, as well as directly through the professional experience of Committee members, a managing partner of a venture capital or private equity firm would typically expect a carry ranging from about 1% to 5% of profits realized on portfolio transactions. To provide a different, but somewhat comparable, long-term economic benefit to our named executive officers, we granted stock options to our named executive officers, with each officer’s aggregate stock option grants ranging from about 1% to 5% of our outstanding shares of common stock, dependent upon the individual’s position and responsibilities. The ultimate potential value of the grants is intended to be competitive with those held by comparable executives in the comparison data reviewed by the Committee (as adjusted for the senior executive’s experience).
The Committee’s deliberations with regard to long-term incentives during 2008 were made increasingly challenging by a variety of factors – the current economic environment impacted the opportunity to realize the value of long-term incentives, and the retentive value of long-term incentive grants made to the named executives upon hire declined precipitously through the course of the year. In an effort to better approximate a “carry” approach, the Committee considered a variety of alternatives for long-term incentives, including cash, restricted stock, and stock options, with all of these approaches tied to gains derived by the Company from sales of our partner company interests. The Committee decided to continue the use of options as the principal component of its long-term incentive program, but changed the performance criteria for new grants from the “market-based” approach (described below) which has been utilized since 2005, to the “capital-return” approach (described below). The Committee believes this vehicle best ties the reward to the factors critical to the creation of shareholder value.
Our stock options are granted with an exercise price equal to the average of the high and low trading prices of our common stock on the date of grant. Therefore, the options will have value only if the market price increases after that date and, in the case of options that vest upon achievement of specified performance milestones, only if the specified performance milestones are achieved. We refer to options that vest upon achievement of specified performance milestones as “performance-based” options. At present, we have issued and outstanding two types of performance-based options: “market-based vesting” options and “capital-return” options (initiated in 2008). Both of these types of performance-based options are described in detail below.

In general, for executive personnel, the Committee has established the following model for allocating option grants (both initial and any annual grants) between options which are subject to simple time-based vesting and performance-based options:
•
25% of the total underlying shares are subject to time-based vesting; of such amount, 25% vests on the first anniversary date of the grant date and the remaining 75% vests in 36 equal monthly installments on the same date of each month thereafter; and

•	75% of the total underlying shares are subject to performance-based vesting.
The Committee believes that allocating option grants in such a fashion aligns the long-term interests of Safeguard management and our shareholders. The Committee may infrequently grant options allocated in a different manner, in special circumstances. All option grants to our named executive officers in 2008 were allocated in the above manner.
Based in general on the circumstances created by the general market collapse in the Fall of 2008 and, in particular, the poor performance of the Company’s stock price, during 2008, the Committee also solicited advice from its consultant as well as from the Company’s legal advisors regarding the possibility of undertaking a stock option exchange initiative. Despite the fact that the large majority of the Company’s outstanding stock options have exercise prices which are significantly above the Company’s current public share price, the Committee did not deem it appropriate or advisable to undertake any exchange at this time. The Committee continues to assess the impact on executive and non-executive retention and incentive which the circumstances at present create.
Market-based Options. Our market-based vesting options vest as the Company’s per share price on the NYSE achieves certain specified levels in excess of the exercise price of such options. The Committee began utilizing these market-based vesting options during 2005 and continued to utilize them through the second quarter of 2008. Our executives will not benefit from such option grants unless our stock price achieves and sustains a targeted stock price (based on the average closing price of a share of our common stock as reported on the NYSE composite tape for 20 consecutive trading days).
The following table shows the per share stock price levels at which portions of the shares underlying the market-based vesting options granted in 2005 and 2006 to Messrs. Boni, Datin and Kemmerer will vest:

Percentage of Shares Underlying Options That Vest	Per Share Stock Price
First 10%	$2.0359
Next 20%	$3.1548
Next 30%	$4.6466
Final 40%	$6.5114
During 2008, market-based vesting options were issued to Mr. Kemmerer in connection with his undertaking increased responsibilities following Mr. Loftus’ departure. Also, upon joining Safeguard in June 2008, Mr. Zarrilli received stock options to purchase 1,500,000 shares. Mr. Zarrilli’s option grants met the employment inducement award exemption provided under Section 303A.08 of the NYSE Listed Company Manual. Of the stock options awarded to Messrs. Kemmerer and Zarrilli, 25% of the stock options were subject to time-based vesting and 75% of the stock options were subject to the market-based vesting model. The market-based options issued to Mr. Sisko in 2007 and to Messrs. Kemmerer and Zarrilli during 2008 will vest as follows:

Percentage of Shares Underlying Options That Vest	Per Share Stock Price
First 20%	$3.1548
Next 30%	$4.6466
Next 40%	$6.5114
Final 10%	$7.2246
Market-based options also may vest on a pro rata basis if the per share stock price is between the designated stock price levels set forth in the above tables for 20 consecutive trading days. We measure for these pro rata vestings every six months. For example, based on the stock price levels in the first table above, if the first 10% of the options have already vested and within the next six-month window, the highest average closing price of a share of our common stock as reported on the NYSE composite tape over 20 consecutive trading days equals $2.5954, an additional 10% of the shares underlying the options will vest.

Capital-Return Options. During the third quarter of 2008, based upon discussions with the Committee’s consultant and in an attempt to 1) formally incorporate the granting of equity as part of the annual total compensation package; 2) better approximate the “carry” concept described above; and 3) better link compensation to two principal elements of the Company’s business plan for producing enhanced shareholder value, increasing the value of our partner company interests and consummating exit transactions to realize such value, the Committee formulated the following capital-return option model. The principle behind the capital-return model is to vest options as partner company exit transactions produce aggregate cash returns to the Company in excess of certain predetermined levels. In order to create a starting point for the use of this vesting approach, the Committee formed a group consisting of all of the Company’s partner companies existing as of September 30, 2008, other than Clarient (The “Initial Group”) and tied the vesting of the performance-based options issued on such date to predetermined levels of net cash proceeds returned to the Company based on exit transactions involving the Initial Group. Vesting of these options will be calculated annually as of the anniversary date of the grant. Vesting will only begin to occur after a hurdle amount of proceeds are produced and all options will become vested upon achievement of a predetermined target amount of proceeds. After such hurdle amount is reached, the options will vest on a linear basis relative to additional proceeds produced beyond the hurdle amount and the target amount until such time as 100% of the options are vested when the target amount of proceeds is reached. Adjustments to the hurdle amount and the target amount will be made if and when the Company deploys additional capital into any of the Initial Group. It is contemplated that, on an annual basis going forward, on or about the anniversary date of the formation of the Initial Group, the Committee will create an additional grouping of partner companies defined as companies into which the Company first deployed capital during the preceding 12 months. The vesting of any stock option issuances to be made at that time (or within the next 12 months) in the normal course of the Committee’s management of executive compensation equity matters would be tied to net proceeds produced from exit transactions involving such group of partner companies.
The Committee annually reviews the equity awards held by our executives and other employees and also may consider awards periodically during a year in an effort to retain and motivate employees and to ensure continuing alignment of executive and shareholder interests. Information regarding the stock option grants made to our named executive officers during 2008 can be found below under “Executive Compensation – Grants of Plan-Based Awards — 2008.”
Subject to availability under our shareholder approved equity compensation plans, we expect to continue to use stock options and other equity awards as part of our executive compensation program, including performance-based options.
Stock Option/Equity Granting Process. The Committee is responsible for equity grants under our equity compensation plans. The Committee approves and grants all equity awards to our executives, employees and advisory board members, with the exception of those grants for which the Committee has delegated authority to the Chief Executive Officer which are described below. Equity grants to directors are generally approved by the Board; however, in those cases where the Board has approved the size and form of recurring annual service grants, the Committee may authorize grants without further Board approval.
Grants may be made at regularly scheduled meetings or at special meetings convened to approve compensation arrangements for newly hired executive officers or for executive officers who have been promoted or are otherwise subject to changes in responsibilities. During 2007, the Committee determined that, as a matter of best practice, recurring grants to directors and advisory board members would be made on the date of Safeguard’s annual meeting of shareholders. During 2008, the Committee further determined that it would also begin utilizing the end of the Company’s fiscal third quarter each year as an acceptable and administratively convenient time to make annual determinations regarding executive equity compensation matters. It is presently contemplated that, at that time in each calendar year going forward, and in connection with the process described above regarding the Company’s capital-return option model, the Committee may issue additional options (or other forms of incentive equity) to some or all of the Company’s executives. This annual process was established in 2008 in recognition of the fact that the core of the Company’s senior management team was established beginning in 2005 and that, based on the term of the Company’s option grants, it would be appropriate to begin an annual option review and potential programmatic supplemental grant designed to deliver an annual long-term incentive value relative to each executive’s roles and responsibilities. The Committee believes that granting equity on an annual basis will 1) provide greater alignment between the performance achieved and the value realized; 2) reinforce equity value as an important component of each executive’s annual total compensation; and 3) recognize the executives’ ongoing role in achieving results rather than the point in time that they joined the Company.

The Committee has delegated to our Chief Executive Officer the authority to make equity grants between regularly scheduled Committee meetings (primarily to new hires and new advisory board members), provided that the aggregate number of shares granted may not exceed 300,000 shares, the maximum number of shares allocated to any one employee may not exceed 125,000 shares and the aggregate number of shares allocated to any one advisory board member may not exceed 5,000 shares. A report is made to the Committee at each of its regularly scheduled meetings regarding any grants that our Chief Executive Officer has approved since the date of the last report, following which the aggregate number of shares available is reset to 300,000 shares. The Chief Executive Officer is not authorized to make equity grants to executives or directors without prior Committee approval of the specific grant contemplated.
It recently has become our practice to make all employee grants of options, subject to limited exceptions for new hires, on fixed quarterly grant dates. Grants to newly retained consultants or advisors may be made on the later of the date the award is approved or the date of commencement of services. The exercise price for all stock options granted under our equity compensation plans is the average of the high and low trading prices of our common stock as reported on the NYSE composite tape on the date of grant, which we believe reflects common practice.
Nonqualified Deferred Compensation. Our executives may defer compensation under our qualified 401(k) plan (subject to the limits imposed by the Internal Revenue Code) but generally, due to the structure of our 401(k) plan, the most highly compensated of our executives (including our named executive officers) were not eligible to receive matching company contributions under that plan for calendar years through 2008. In lieu of such a matching 401(k) contribution, such executives were eligible to participate in our nonqualified deferred compensation plan, which is an unfunded plan that does not allow deferral of compensation but does allow participants to obtain credits, in the form of Safeguard contributions allocated to accounts for the benefit of participants. We offered this nonqualified deferred compensation plan to those executives excluded from matching contributions in light of their ineligibility to obtain a Company matching contribution under our qualified 401(k) plan. During 2008, the Committee approved a change to our 401(k) plan which will allow matching contributions for all of our employees for calendar years beginning with 2009. Therefore, no further contributions are expected to be made under our non-qualified deferred compensation plan for calendar years beyond 2008. Amounts accrued for prior periods will continue to be credited to prior participants in accordance with the terms of the plan. Additional information regarding participation in this plan by named executive officers can be found below under “Executive Compensation—Nonqualified Deferred Compensation – 2008.”
Perquisites (fringe benefits). Contractually, certain of our executives are entitled to a few benefits that are not otherwise available to our employees generally. We do not provide a defined benefit pension arrangement, post-retirement health coverage or similar benefits for any of our executives. During 2008, we provided universal life insurance coverage ranging from $750,000 to $1,000,000 to each of our named executive officers. In addition, the following additional perquisites were provided to all of our named executive officers in fiscal 2008, other than to Mr. Zarrilli:
•	$10,000 annual car allowance;
•	$8,000 non-accountable annual expense allowance; and
•	Up to $5,000 reimbursement annually for medical, vision or dental expenses not covered under our other benefit plans.
The Committee believes that these perquisites, which represent a relatively modest portion of each named executive officer’s compensation, are not out of the ordinary for executives of the caliber that we needed to be able to attract to Safeguard. These perquisites are taken into consideration by the Committee in determining total compensation payable to the named executive officers. It is the Committee’s stated intention to begin to treat certain of such perquisites as fully discretionary in the case of any new hires to our senior executive ranks.

Severance and Change-in-Control Arrangements
Each of our named executive officers has an agreement with Safeguard which provides certain benefits in the event of termination of his employment by Safeguard without “cause” or by the officer for “good reason” (as defined in the agreements). Messrs. Land and Loftus voluntarily resigned as Safeguard employees in May 2008 and, therefore, received no severance payments.
Upon the occurrence of a termination event, each executive will be entitled to those benefits outlined in his agreement with us, which may include a multiple of his then current base salary, payment of his pro rata bonus for the year of termination or a multiple of the greater of his target bonus for the year of termination or the average of his actual bonuses for up to the last three years, accelerated vesting of equity awards and extension of the post-termination exercise period within which some or all of the equity awards held by the executive may be exercised, coverage under our medical, health and life insurance plans for a designated period of time, and outplacement services or office space. See “Potential Payments upon Termination or Change in Control” elsewhere herein for a summary of the specific benefits that each executive will receive upon the occurrence of a termination event.
Unlike “single trigger” change-in-control arrangements that pay out immediately upon a change in control, most of the benefits to which our named executive officers are entitled under their agreements in the event of a “change in control” require a “double trigger,” namely a change in control coupled with a loss of employment or a substantial change in job duties. We believe a “double trigger” provides retention incentives as well as continuity of management in the event of an actual or threatened change in control. However, we note that the acceleration of the vesting of the stock options that have been granted to Mr. Boni require only a “single trigger” to be effective – that is, only a change in control. This arrangement was specifically negotiated by Mr. Boni as a condition to his agreement to join Safeguard. Since equity represents a significant portion of Mr. Boni’s total compensation, we believe that this “single trigger” can be an important retention device during change–in-control discussions.
Deductibility of Executive Compensation
The Committee considers the potential impact of Section 162(m) of the Internal Revenue Code in structuring executive compensation. Section 162(m) disallows a tax deduction for any publicly held corporation for certain executive compensation exceeding $1,000,000 per person in any taxable year unless it is “performance based” within the meaning of Section 162(m). We believe the stock options awarded under our equity compensation plans are in compliance with the provisions of Section 162(m). The portion of cash compensation paid to Mr. Boni for 2008 in excess of $1,000,000 was not “performance-based” compensation within the meaning of Section 162(m) and, therefore, was not deductible by Safeguard. We believe that providing an appropriate level of cash compensation and maintaining flexibility in determining compensation may be more important than preserving this tax deduction. Therefore, the Committee does not currently plan to take any action to qualify any of our cash incentive compensation plans under Section 162(m).
Stock Ownership Guidelines
Our Board established stock ownership guidelines, effective December 31, 2005, that are designed to closely align the long-term interests of our named executive officers with the long-term interests of our shareholders. The guidelines provide that each named executive officer should attain an equity position in our common stock equal to two times annual base salary. The ownership level should be achieved (i) within five years of December 31, 2005 for executive officers who were employed on that date or (ii) for individuals who were not employees on December 31, 2005, by the end of the fifth full calendar year following the year in which the executive officer was hired. The Nominating & Corporate Governance Committee monitors compliance as of the end of each calendar year. Shares counted toward these guidelines include:
•	Shares beneficially owned by the executive officer;
•	Vested shares of restricted stock;
•	Vested deferred stock units that have been credited to the executive officer; and
•	Shares underlying vested, in-the-money options.

Based on information they have provided to us, our named executive officers are working toward meeting the guidelines within the prescribed time frames.
Prohibition on Speculation in Safeguard Stock
Our company policy on securities trading by company personnel prohibits our named executive officers, directors and other employees from engaging in activities with regard to our stock that can be considered as speculative, including but not limited to, short selling (profiting if the market price of our securities decreases); buying or selling publicly traded options (e.g., a put option, which is an option or right to sell stock at a specific price prior to a specified date, or a call option, which is an option or right to buy stock at a specific price prior to a specified date); and hedging or any other type of derivative arrangement that has a similar economic effect. Our executive officers and directors also are prohibited from pledging, directly or indirectly, our common stock or the stock of any of our partner companies, as collateral for indebtedness.
COMPENSATION COMMITTEE REPORT
We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K and the Company’s proxy statement.
Members of the Compensation Committee:

Julie A. Dobson, Chairperson	George D. McClelland	John J. Roberts

EXECUTIVE COMPENSATION
Summary Compensation Table — Fiscal Years Ended December 31, 2008, 2007 and 2006
The table below is a summary of total compensation paid to or earned by our named executive officers for the fiscal years ended December 31, 2008, 2007 and 2006.

							Change in
							Pension Value
						Non-Equity	and
						Incentive	Nonqualified
						Plan	Deferred	All Other
				Stock	Option	Compen-	Compensation	Compen-
Name and		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
Principal Position	Year	($)	($)(1)	($)(2)	($)(2)	($)(3)	($)(4)	($)(5)	($)
Peter J. Boni	2008	650,000	—	—	578,521	182,000	—	74,323	1,484,844
President and Chief	2007	650,000	—	—	710,745	455,000	267	116,049	1,932,061
Executive Officer	2006	600,000	—	—	1,185,249	684,000	—	248,935	2,718,814

James A. Datin	2008	390,000	—	—	354,414	113,100	—	46,961	904,475
Executive Vice President	2007	390,000	—	—	435,321	273,000	267	47,441	1,146,029
and Managing Director,	2006	375,000	—	—	713,813	382,500	—	44,989	1,516,302
Life Sciences

Kevin L. Kemmerer (6)	2008	309,337	—	—	191,722	86,683	—	45,081	632,823
Executive Vice President and Managing Director, Technology

Brian J. Sisko	2008	340,000	50,000	—	260,295	75,000	—	48,109	773,404
Senior Vice President and	2007	126,410	91,096	—	148,345	—	—	6,238	372,089
General Counsel

Stephen T. Zarrilli (7)	2008	198,333	113,750	—	123,750	—	—	14,006	449,839
Senior Vice President and	2007	327,500	—	—	44,563	—	—	—	372,063
Chief Financial Officer	2006	15,000	—	—	25,577	—	—	—	40,577

Raymond J. Land (8)	2008	135,417	—	—	(267,792)	—	—	21,559	(110,816)
Former Senior Vice	2007	182,292	109,375	—	292,344	—	—	32,367	616,378
President and Chief Financial Officer

(1)
For 2008, the amount reported for Mr. Zarrilli represents an amount paid to him when he returned to Safeguard as an employee in June 2008 in lieu of participation in our Management Incentive Plan (MIP) for 2008. For 2007, the amounts reported for Messrs. Sisko and Land represent amounts paid to them upon their hire in lieu of participation in our 2007 MIP.

(2)
These amounts do not represent compensation actually received. Rather, these amounts represent the aggregate expense we recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 for stock options granted during and prior to 2008, in accordance with FAS 123(R). In accordance with SEC rules, the amounts shown exclude the effect of estimated forfeitures related to service-based vesting conditions other than forfeitures that actually occurred during 2008. The stock options held by Mr. Land were forfeited, in accordance with the terms of his stock option agreements, following his termination of employment. Therefore, under FAS 123(R), the expenses previously reported with respect to the stock options that Mr. Land forfeited were reversed, and, in accordance with SEC rules, the reversal resulted in the negative amount shown in the table. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years indicated:

	2008	2007	2006	2005	2004
Service-Based Awards:
Dividend yield	0%	0%	0%	0%	0%
Expected volatility	52%	61%	69%	84%	86%
Average expected option life	5 years	5 years	5 years	5 years	5 years
Risk-free interest rate	3.1%	4.5%	4.7%	4.4%	3.6%

Market-Based Awards:
Dividend yield	0%	0%	0%	0%	N/A
Expected volatility	59%	55%	62%	67%	N/A
Average expected option life	5 – 7 years	5 – 7 years	5 – 7 years	5 – 7 years	N/A
Risk-free interest rate	3.4%	5.0%	4.8%	4.3%	N/A
Performance-Based Awards:
Dividend yield	0%	N/A	N/A	N/A	N/A
Expected volatility	50%	N/A	N/A	N/A	N/A
Average expected option life	4.4 years	N/A	N/A	N/A	N/A
Risk-free interest rate	3.0%	N/A	N/A	N/A	N/A

For information regarding the grant date fair value of awards granted in 2008, see “Grants of Plan-Based Awards — 2008” below.

(3)
For 2008, the amounts reported in this column represent the cash payments made in March 2009 for awards earned under our 2008 MIP. As described in detail under “Compensation Discussion and Analysis — 2008 Compensation Program,” the Compensation Committee determined that amounts earned under the 2008 MIP by our named executive officers would be paid 50% in cash and 50% in restricted stock. The restricted stock, which was issued in February 2009, will be reported in the tables that will be included in our 2010 proxy statement.

(4)
For 2008, Messrs. Boni, Datin and Kemmerer realized a notional loss of $16,070, $16,070 and $22,622, respectively, in the amounts credited to them under the Executive Deferred Compensation Plan; these losses are reported below under “Nonqualified Deferred Compensation — 2008.”

(5)	For 2008, All Other Compensation included the following amounts:

		Nonqualified
		Deferred
		Compensation
	Perquisites	Plan or 401(k)		Group Life
	and Personal	Matching	Life Insurance	Insurance
Name	Benefits	Contribution	Premiums	Imputed Income
Peter J. Boni	$23,000	$17,250	$30,509	$3,564
James A. Datin	22,169	17,250	6,930	612
Kevin L. Kemmerer	22,881	17,250	4,640	310
Brian J. Sisko	22,917	17,250	7,420	522
Stephen T. Zarrilli	—	9,246	4,455	305
Raymond J. Land	13,386	—	7,265	908

For Messrs. Boni, Datin, Kemmerer, Sisko and Land, the perquisites and personal benefits include a $10,000 annual car allowance (prorated for individuals employed for less than the full year), an $8,000 non-accountable annual expense allowance, and reimbursement of up to $5,000 annually for medical, vision or dental expenses not covered under our other benefit plans. Our named executive officers also have occasional personal use of tickets to various sporting events at no incremental cost to us and are eligible to receive matching charitable contributions under our program, which is available to all employees, subject to a maximum of $1,500 in matching contributions for each individual for each calendar year.

(6)	Mr. Kemmerer became an executive officer of Safeguard in April 2008.

(7)
Mr. Zarrilli served, on a consulting basis, as our Acting Senior Vice President, Acting Chief Administrative Officer and Acting Chief Financial Officer from December 2006 until mid-June 2007 and rejoined Safeguard as an employee in June 2008 as our Senior Vice President and Chief Financial Officer.

(8)	Mr. Land resigned in May 2008. See footnote 2 for an explanation of the negative amount of total compensation reported for Mr. Land.

Each of our current named executive officers has an employment agreement with us that sets his initial base salary and initial minimum annual cash incentive target award. The initial base salary and initial minimum annual cash incentive target award for each named executive officer employed as of December 31, 2008, were as follows: Mr. Boni ($600,000 salary; $600,000 target award); Mr. Datin ($375,000 salary; $375,000 target award); Mr. Kemmerer ($325,000 salary; $325,000 target award); Mr. Sisko ($340,000 salary; $250,000 target award); and Mr. Zarrilli ($340,000 salary; $195,000 target award). Base salaries and annual cash incentive target awards, which are reviewed by the Compensation Committee each year, currently exceed these contractual minimum amounts for Messrs. Boni, Datin and Kemmerer and Mr. Zarrilli’s annual cash incentive target award currently exceeds his contractual minimum amount. The primary focus of these agreements is to provide our executive officers with severance benefits in the event of a termination of employment involuntarily, for good reason or upon a change in control, as described below under “Potential Payments upon Termination or Change in Control.” The components of compensation reported in the Summary Compensation Table, including an explanation of the amount of salary and cash incentive compensation in proportion to total compensation, are described in detail under “Compensation Discussion and Analysis.”
Grants of Plan-Based Awards — 2008
The following table shows non-equity incentive plan awards and option awards granted during 2008 to our named executive officers. There were no stock awards granted to our named executive officers during 2008.

					All Other	All Other
					Stock	Option				Grant
					Awards:	Awards:		Exercise		Date Fair
		Estimated Possible Payouts Under			Number of	Number of		or Base		Value of
		Non-Equity Incentive Plan Awards			Shares of	Securities		Price of	Market	Stock and
		(1)			Stock or	Underlying		Option	Price on	Option
	Grant	Threshold	Target	Maximum	Units	Options		Awards	Grant Date	Awards
Name	Date	($)	($)	($)	(#)	(#)(2)		($/Sh)	($/Sh)(3)	($)(4)
Peter J. Boni	4/22/08	—	650,000	975,000	—	—		—	—	—
	9/30/08	—	—	—	—	900,000	(5)	1.235	1.25	490,090
	9/30/08	—	—	—	—	300,000	(6)	1.235	1.25	177,660

James A. Datin	4/22/08	—	390,000	585,000	—	—		—	—	—
	9/30/08	—	—	—	—	450,000	(5)	1.235	1.25	245,045
	9/30/08	—	—	—	—	150,000	(6)	1.235	1.25	88,830

Kevin L. Kemmerer	4/22/08	—	309,583	464,375	—	—		—	—	—
	6/30/08	—	—	—	—	375,000	(7)	1.275	1.24	281,571
	6/30/08	—	—	—	—	125,000	(6)	1.275	1.24	78,563
	9/30/08	—	—	—	—	375,000	(5)	1.235	1.25	204,204
	9/30/08	—	—	—	—	125,000	(6)	1.235	1.25	74,025

Brian J. Sisko	4/22/08	—	250,000	375,000	—	—		—	—	—
	9/30/08	—	—	—	—	98,500	(5)	1.235	1.25	53,638
	9/30/08	—	—	—	—	31,500	(6)	1.235	1.25	18,654

Stephen T. Zarrilli	6/30/08	—	—	—	—	1,125,000	(7)	1.275	1.24	844,713
	6/30/08	—	—	—	—	375,000	(6)	1.275	1.24	235,688
	9/30/08	—	—	—	—	26,250	(5)	1.235	1.25	14,294
	9/30/08	—	—	—	—	8,750	(6)	1.235	1.25	5,182

Raymond J. Land	4/22/08	—	195,000	292,500	—	—		—	—	—

(1)
These awards were made under the 2008 MIP. There were no mandatory minimum awards payable under the 2008 MIP and the maximum awards payable were 150% of the target amounts. The amounts in the table represent payouts that might have been achieved based on performance at target or maximum performance levels. Mr. Land voluntarily resigned in May 2008 and was not eligible for a payment under this plan. The cash amounts actually paid under this plan for 2008 have been reported in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.” As described in detail under “Compensation Discussion and Analysis — 2008 Compensation Program,” the Compensation Committee determined that amounts earned under the 2008 MIP by our named executive officers would be paid 50% in cash and 50% in restricted stock. The restricted stock was issued in February 2009, is subject to vesting over a three-year period, and will be reported in the tables that will be included in our 2010 proxy statement.

(2)
The options have an eight-year term. Vesting of equity awards may be accelerated upon death, permanent disability, retirement on or after 65th birthday, termination of employment for good reason or without cause, or termination of employment in connection with a change in control, and, in the case of Mr. Boni’s stock options, upon the occurrence of a change in control. Further information regarding the equity awards that are subject to acceleration of vesting in each circumstance can be found below under “Potential Payments upon Termination or Change in Control.”

(3)
The market price reported in this column is the closing price of Safeguard common stock as reported on the NYSE composite tape on the grant date. Under the terms of Safeguard’s equity compensation plans, the exercise price of an option is determined based upon the average of the high and low trading prices of Safeguard’s common stock as reported on the NYSE composite tape on the grant date.

(4)
The amounts in this column represent the grant date fair value of the awards computed in accordance with FAS 123(R). For a discussion of the valuation assumptions, see footnote 2 to the Summary Compensation Table.

(5)
As described in detail under “Compensation Discussion and Analysis — Long-Term Incentives,” these options are subject to performance-based vesting and vest based on the aggregate cash produced as a result of exit transactions involving certain of our partner companies relative to the amount of cash deployed in connection with such partner companies.

(6)	These options vest as to 25% of the underlying shares on the first anniversary date of the grant date and as to the remaining 75% of the underlying shares in 36 equal monthly installments thereafter.

(7)
These options are subject to market-based vesting and vest upon the achievement of the following per share stock price levels (based on the average closing price of a share of our common stock as reported on the NYSE composite tape for 20 consecutive trading days):

Percentage of Shares	Per Share Stock
Underlying Options That Vest	Price
First 20%	$3.1548
Next 30%	$4.6466
Next 40%	$6.5114
Final 10%	$7.2246
In addition to vesting upon the achievement of a specified per share stock price level, the shares underlying the options may vest on a pro rata basis on each six-month anniversary of the grant date if the per share stock price is between the designated levels (based on the highest average closing price of a share of our common stock as reported on the NYSE composite tape for 20 consecutive trading days during each six-month period).

Outstanding Equity Awards at Fiscal Year-End — 2008
The following table shows the equity awards we have made to our named executive officers that were outstanding at December 31, 2008.

	Option Awards							Stock Awards
				Equity
				Incentive Plan
				Awards:
		Number of	Number of	Number of				Number of
		Securities	Securities	Securities				Shares or	Market Value
		Underlying	Underlying	Underlying				Units of	of Shares or
		Unexercised	Unexercised	Unexercised		Option		Stock That	Units of Stock
		Options	Options	Unearned		Exercise	Option	Have Not	That Have
	Grant	(#)(1)	(#)(1)(2)	Options		Price	Expiration	Vested	Not Vested
Name	Date	Exercisable	Unexercisable	(#)(2)		($)	Date	(#)	($)
Peter J. Boni	08/16/05	833,333	166,667	—		1.275	08/16/13	—	—
	08/16/05	861,245	—	2,138,755	(3)	1.275	08/16/13	—	—
	09/30/08	—	300,000	—		1.235	09/30/16	—	—
	09/30/08	—	—	900,000	(4)	1.235	09/30/16	—	—

James A. Datin	09/07/05	406,250	93,750	—		1.560	09/07/13	—	—
	09/07/05	430,622	—	1,069,378	(3)	1.560	09/07/13	—	—
	09/30/08	—	150,000	—		1.235	09/30/16	—	—
	09/30/08	—	—	450,000	(4)	1.235	09/30/16	—	—

Kevin L. Kemmerer	06/14/04	100,000	—	—		2.335	06/14/12	—	—
	12/15/04	125,000	—	—		2.125	12/15/12	—	—
	06/06/05	21,875	3,125	—		1.030	06/06/13	—	—
	10/25/05	39,583	10,417	—		1.380	10/25/13	—	—
	10/25/05	114,832	—	285,168	(3)	1.380	10/25/13	—	—
	02/12/06	86,124	—	213,876	(3)	1.975	02/21/14	—	—
	06/30/08	—	125,000	—		1.275	06/30/16	—	—
	06/30/08	—	—	375,000	(5)	1.275	06/30/16	—	—
	09/30/08	—	125,000	—		1.235	09/30/16	—	—
	09/30/08	—	—	375,000	(4)	1.235	09/30/16	—	—

Brian J. Sisko	08/20/07	83,333	166,667	—		2.106	08/20/15	—	—
	08/20/07	40,618	—	709,382	(5)	2.106	08/20/15	—	—
	09/30/08	—	31,500	—		1.235	09/30/16	—	—
	09/30/08	—	—	98,500	(4)	1.235	09/30/16	—	—

Stephen T. Zarrilli	12/15/06	150,000	—	—		2.335	06/11/10	—	—
	06/30/08	—	375,000	—		1.275	06/30/16	—	—
	06/30/08	—	—	1,125,000	(5)	1.275	06/30/16	—	—
	09/30/08	—	8,750	—		1.235	09/30/16	—	—
	09/30/08	—	—	26,250	(4)	1.235	09/30/16	—	—

Raymond J. Land (6)	—	—	—	—		—	—	—	—

(1)
Unless otherwise identified by footnote, options are subject to time-based vesting, with 25% of the underlying shares vesting on the first anniversary date of the grant date and the remaining underlying shares vesting in 36 equal installments on the same date of each month thereafter.

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

(3)
These options are market-based vesting options and vest upon the achievement of improvement in Safeguard’s stock price. Achievement is measured based on the average daily closing price of Safeguard common stock as reported on the NYSE composite tape for 20 consecutive trading days. The following table shows the per share stock prices at which portions of the shares underlying these market-based vesting options vest:

Percentage of Shares
Underlying Options that Vest	Per Share Stock Price
First 10%	$2.0359
Next 20%	3.1548
Next 30%	4.6466
Final 40%	6.5114

In addition to vesting upon the achievement of a specified per share stock price, the shares underlying the options may vest on a pro rata basis on each six-month anniversary of the grant date if the per share stock price is between the designated stock prices (based on the highest average closing price of a share of our common stock as reported on the NYSE composite tape for 20 consecutive trading days during each six-month period).

(4)
As described in detail under “Compensation Discussion and Analysis — Long-Term Incentives,” these options are subject to performance-based vesting and vest based on the aggregate cash produced as a result of exit transactions involving certain of our partner companies relative to the amount of cash deployed in connection with such partner companies.

(5)
These options are market-based vesting options and vest upon the achievement of improvement in Safeguard’s stock price. Achievement is measured based on the average daily closing price of Safeguard common stock as reported on the NYSE composite tape for 20 consecutive trading days. The following table shows the per share stock prices at which portions of the shares underlying these market-based vesting options vest:

Percentage of Shares
Underlying Options that Vest	Per Share Stock Price
First 20%	$3.1548
Next 30%	4.6466
Next 40%	6.5114
Final 10%	7.2246

In addition to vesting upon the achievement of a specified per share stock price, the shares underlying the options may vest on a pro rata basis on each six-month anniversary of the grant date if the per share stock price is between the designated stock prices (based on the highest average closing price of a share of our common stock as reported on the NYSE composite tape for 20 consecutive trading days during each six-month period).

(6)	Mr. Land’s options terminated following his voluntary resignation in May 2008.
Option Exercises and Stock Vested — 2008
There were no stock options exercised by our named executive officers during 2008 and there were no restricted stock awards held by any named executive officers during 2008.
Nonqualified Deferred Compensation — 2008
In 2003, Safeguard adopted an Executive Deferred Compensation Plan, which is a nonqualified, unfunded plan that provides for a designated group of employees to obtain credits in the form of Safeguard contributions that are allocated to accounts for the benefit of each participant. Participants may not defer compensation under the plan. This plan was adopted in order to approximate matching contributions under our 401(k) plan which, based upon the terms and structure of our 401(k) plan, were not available to our most highly compensated personnel.
Contributions by Safeguard are discretionary and may vary from year to year. For 2008, we credited each eligible participant’s account with an amount equal to 4% of up to $230,000 of the participant’s 2008 salary and bonus (which amount was fully vested) and 3.5% of up to $230,000 of the participant’s 2008 base salary (which amount vests 20% for each year of service in which the participant has attained 1,000 hours of service).

Lump sum distributions of the vested balance in a named executive officer’s account are made following termination of employment as follows:
•	Amounts that were earned and vested at December 31, 2005, are distributed within 30 business days following termination; and
•	The remaining amount is distributed six months following termination.
A committee appointed by Safeguard’s Board selects the funds or indices that are used for purposes of calculating the earnings that are credited to each participant’s account based on a notional investment in the selected funds or indices. Since the plan’s inception, we have calculated earnings based on the performance of the notional investment in the Principal Investors Fund, Inc. Large-Cap S&P 500 Index Fund (PLFPX), which is one of the investment choices that had been available to participants in Safeguard’s 401(k) plan. The committee, in its discretion, may replace this fund and add new funds.
The following table shows contributions and earnings for 2008 and account balances at December 31, 2008, for the named executive officers. There were no withdrawals or distributions by the named executive officers during 2008.

	Registrant
	Contributions in Last	Aggregate Earnings	Aggregate Withdrawals/	Aggregate Balance
	Fiscal Year	in Last Fiscal Year	Distributions	at Last Fiscal Year End
Name	($)(1)	($)(1)	($)	($)(2)(3)
Peter J. Boni	17,250	(16,070)	—	35,380
James A. Datin	17,250	(16,070)	—	35,380
Kevin L. Kemmerer	17,250	(22,622)	—	47,952
Brian J. Sisko	17,250	—	—	17,250
Stephen T. Zarrilli	—	—	—	—
Raymond J. Land	—	—	—	—

(1)
Contributions are included in the Summary Compensation Table under “All Other Compensation.” Earnings in the last fiscal year are included in the Summary Compensation Table under “Change in Pension Value and Nonqualified Deferred Compensation Earnings.”

(2)
The balance in each named executive officer’s account consists of contributions credited by us and notional accrued gains or losses. In prior years, the amounts credited by us under this plan for the benefit of named executive officers were reported in our proxy statement as compensation in the Summary Compensation Table.

(3)	At December 31, 2008, Mr. Kemmerer was fully vested, and Messrs. Boni, Datin and Sisko had vested account balances of $28,776, $28,776 and $10,810, respectively.
Potential Payments upon Termination or Change in Control
Messrs. Boni, Datin, Kemmerer, Sisko and Zarrilli each have agreements with us which provide for certain benefits upon termination of employment without cause or for good reason, either involuntarily or in connection with a change in control. Under these agreements, the following definitions apply:

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
A material diminution, without the executive’s consent, in the nature or status of the executive’s position, title, reporting relationship, duties, responsibilities or authority; a material reduction of the executive’s base salary; a material breach by us of the executive’s agreement; the relocation of our principal office by more than 30 to 35 miles; or an executive’s assignment, without his consent, to be based anywhere other than our principal office.

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
Payments Made upon Involuntary Termination of Employment without Cause or for Good Reason
Messrs. Boni, Datin, Kemmerer, Sisko and Zarrilli will receive the following benefits upon involuntary termination of employment without cause or for good reason:
•	Messrs. Boni, Datin and Kemmerer:
•
A lump sum payment equal to the executive’s then current annual base salary and the greater of the executive’s target bonus (not less than 100% of current base salary) for the year of termination or the average of the executive’s actual bonuses for the last three completed fiscal years;

•	All vested stock options will remain exercisable for 12 months; and

•	12 months’ continued coverage under our medical and dental plans.
•	Messrs. Sisko and Zarrilli:
•	A lump sum payment equal to 1.5 times the executive’s then current base salary and the executive’s earned prorated bonus for the year of termination (commencing in 2009 for Mr. Zarrilli);

•	All time-vested stock options will fully vest and remain exercisable for 36 months and vested performance-based stock options will remain exercisable for 12 months;

•	12 months’ continued coverage under our medical, dental and life insurance plans; and

•	Up to $20,000 for outplacement services or office space.
Payments Made upon a Change in Control or Involuntary Termination of Employment without Cause or for Good Reason in Connection with a Change in Control
Upon a change in control, the stock options held by Mr. Boni that have not otherwise vested will become fully vested. Our named executive officers will not be entitled to any other payments or benefits (except those that are provided on a non-discriminatory basis to our employees generally upon termination of employment) unless the change in control is coupled with a loss of employment or a substantial change in job duties as described above.

Upon involuntary termination of employment without cause or for good reason within six months before or 12 months following a change in control (for Messrs. Boni, Datin and Kemmerer) or within 18 months following a change in control (for Messrs. Sisko and Zarrilli), Messrs. Boni, Datin, Kemmerer, Sisko and Zarrilli will receive the following benefits:
•	Messrs. Boni, Datin and Kemmerer:
•
A lump sum payment equal to a multiple of the executive’s then current base salary and a multiple of the greater of the executive’s target bonus (not less than 100% of current base salary) for the year of termination or the average of the executive’s actual bonuses for the last three completed fiscal years (the multiple is three times for Mr. Boni and two times for Messrs. Datin and Kemmerer);

•	All stock options that have not otherwise vested will fully vest and will remain exercisable for 36 months for Mr. Boni and 24 months for Messrs. Datin and Kemmerer; and

•	Continued coverage under our medical and dental plans for 36 months for Mr. Boni and 24 months for Messrs. Datin and Kemmerer.
•	Messrs. Sisko and Zarrilli:
•	A lump sum payment equal to 1.5 times the executive’s then current base salary and the executive’s earned prorated bonus for the year of termination (commencing in 2009 for Mr. Zarrilli);

•
All time-vested stock options will fully vest and remain exercisable for 36 months and all performance-based stock options that have not otherwise vested will vest and remain exercisable for 24 months;

•	12 months’ continued coverage under our medical, health and life insurance plans; and

•	Up to $20,000 for outplacement services or office space.
Other Payments Made upon Termination of Employment
Regardless of the manner in which a named executive officer’s employment terminates, he also generally will receive payments and benefits that are provided on a non-discriminatory basis to our employees upon termination of employment, including the following:
•	Amounts earned during his term of employment;
•	Upon his death, disability or voluntary termination of employment, his accrued unused vacation pay;
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
•
Upon his death, disability or retirement on or after his 65th birthday, accelerated vesting of stock options subject to time-based vesting that have not otherwise vested and extension of the post-termination exercise period for all stock options from 90 days to 12 months; and

•	Upon his death or disability, accelerated vesting of restricted stock awards that have not otherwise vested; and
•
Upon his death or disability, payment of benefits under our other broad-based employee benefit programs, including short-term and long-term disability plans, life insurance program, accidental death and dismemberment plan and business travel insurance plan, as applicable.

The following table shows the potential incremental payments and benefits which the named executive officers would have been entitled to receive during 2008 upon termination of employment in each situation listed in the table below under their respective agreements and our broad-based employee benefit programs. The amounts shown do not include certain payments and benefits available generally to salaried employees upon termination of employment, such as distributions from our 401(k) and deferred compensation plans. The amounts shown in the table are based on an assumed termination as of December 31, 2008 and represent estimates of the maximum incremental amounts and benefits that would have been paid to each executive upon his termination which we have calculated: (i) by multiplying the 2008 annualized base salary for each named executive officer by the multiplier in each scenario that is specified in each such executive’s agreement with us; (ii) for Messrs. Boni, Datin and Kemmerer, by multiplying their respective 2008 target incentive awards by the multiplier in each scenario that is specified in their respective agreements with us; (iii) for Messrs. Sisko and Zarrilli, by assuming they would have been entitled to their respective 2008 annualized target incentive award for the full year; and (iv) by using our 2009 premium costs for calculating the value of the health and welfare benefits. Mr. Land has been excluded from this table because he received no severance benefits or payments in connection with his voluntary resignation in May 2008. The actual amounts to be paid to each executive would depend on the time and circumstances of an executive’s separation from Safeguard.

			Life Insurance
		Accrued	Proceeds or	Health and	Acceleration	Total
	Salary and	Vacation	Disability	Welfare	of Equity	Termination
	Bonus	Pay	Income	Benefits	Awards	Benefits
Current	($)	($)	($)	($)	($)(1)	($)
Peter J. Boni
• Normal Retirement (65+)	—	6,250	—	—	—	6,250
• Permanent disability	—	6,250	741,880	—	—	748,130
• Death	—	6,250	1,500,000	—	—	1,506,250
• Involuntary termination without cause or for good reason	1,300,000	—	—	11,910	—	1,311,910
• Change in control	—	—	—	—	—	—
• Change-in-control termination, involuntarily or for good reason	3,900,000	—	—	35,730	—	3,935,730

James A. Datin
• Normal Retirement (65+)	—	—	—	—	—	—
• Permanent disability	—	—	4,493,385	—	—	4,493,385
• Death	—	—	750,000	—	—	750,000
• Involuntary termination without cause or for good reason	780,000	—	—	15,940	—	795,940
• Change-in-control termination, involuntarily or for good reason	1,560,000	—	—	31,880	—	1,591,880

Kevin L. Kemmerer
• Normal Retirement (65+)	—	3,750	—	—	—	3,750
• Permanent disability	—	3,750	3,515,363	—	—	3,519,113
• Death	—	3,750	750,000	—	—	753,750
• Involuntary termination without cause or for good reason	650,000	—	—	15,940	—	665,940
• Change-in-control termination, involuntarily or for good reason	1,300,000	—	—	31,880	—	1,331,880

Brian J. Sisko
• Normal Retirement (65+)	—	3,923	—	—	—	3,923
• Permanent disability	—	3,923	3,494,010	—	—	3,497,933
• Death	—	3,923	750,000	—	—	753,923
• Involuntary termination without cause or for good reason	760,000	—	—	45,432	—	805,432
• Change-in-control termination, involuntarily or for good reason	760,000	—	—	45,432	—	805,432

Stephen T. Zarrilli
• Normal Retirement (65+)	—	3,923	—	—	—	3,923
• Permanent disability	—	3,923	3,605,700	—	—	3,609,623
• Death	—	3,923	750,000	—	—	753,923
• Involuntary termination without cause or for good reason	760,000	—	—	45,451	—	805,451
• Change-in-control termination, involuntarily or for good reason	760,000	—	—	45,451	—	805,451

(1)
Under SEC rules, the expense related to the acceleration of equity awards is calculated based on the number of shares underlying stock options for which vesting would have been accelerated as of December 31, 2008, in each scenario, multiplied by the difference between our year-end closing stock price, as reported on the NYSE composite tape, and the exercise price of stock options for which vesting would have been accelerated. At December 31, 2008, all of the stock options held by our named executive officers had exercise prices in excess of our year-end closing stock price.

DIRECTOR COMPENSATION
During 2008, each of our non-employee directors was compensated for his or her service as a director as shown in the table below:

Compensation Item	Amount
Annual Board Retainers:
Chairman of the Board	$50,000
Other Directors	35,000
Additional Annual Chairperson Retainers:
Audit Committee	15,000
Compensation Committee	7,500
Nominating & Corporate Governance Committee	5,000
Meeting Attendance Fees:
Board	2,000
Committee	1,500
In light of Safeguard’s efforts to conserve cash resources in the current economic climate and management’s commitment to Safeguard’s efforts to increase shareholder value, the Board implemented for 2009 a requirement that each director defer at least 25% of the retainer and meeting fees payable to each director for service on the Safeguard Board and its committees during 2009. Directors will receive deferred stock units in lieu of such deferred fees as more fully described below.
We also reimburse our directors for expenses they incur to attend our Board and Committee meetings and for attendance at one director’s continuing education program during each calendar year or the reasonable cost of one year’s membership in an organization which is focused on director education. At the request of Safeguard, non-employee directors of Safeguard also may, from time to time, be asked to act as Safeguard’s designated member on the Board of Directors of a Safeguard partner company. In exchange for providing such board service, Safeguard will directly compensate each such director on a per meeting basis at rates ranging from $500 to $2,000 for attendance at each in-person meeting or telephonic board meeting. Safeguard also will reimburse each such director for all out-of-pocket expenses incurred by him or her in connection with such service, subject to being reimbursed by the particular partner company as circumstances dictate.
Each director who is not an employee of Safeguard receives an initial option grant to purchase 50,000 shares of Safeguard common stock upon the earlier of the date of Safeguard’s annual meeting of shareholders or at the end of the quarter following the director’s initial election to the Board. Directors also receive recurring annual service grants. Recurring annual service grants to directors, which previously had generally been made in December of each year, have been awarded, since 2007, on the date of Safeguard’s annual meeting of shareholders as a matter of best practice. Since 2005, the recurring annual service grant has consisted of a stock option grant to purchase 25,000 shares of Safeguard common stock. Starting in 2008, as part of the annual service grant, directors also received 12,500 deferred stock units, as more fully described below, in addition to the stock option grant. Directors’ stock options have an eight-year term. Initial stock option grants vest as to 25% of the underlying shares on each of the first four anniversaries of the grant date. Annual service stock option and deferred stock unit grants fully vest on the first anniversary of the grant date or, if earlier, once a director reaches age 65. The exercise price of stock options is equal to the average of the high and low trading prices of our common stock, as reported on the NYSE composite tape, on the grant date. The deferred stock units represent the right to receive shares of Safeguard common stock, on a one-for-one basis, on or about the first anniversary of the date upon which the director leaves the Safeguard Board. On July 23, 2008, each non-employee director received an annual service grant of stock options to purchase 25,000 shares at an exercise price of $1.19 per share and 12,500 deferred stock units.

Safeguard also maintains a Group Deferred Stock Unit Program for Directors (“Directors’ DSU Program”) which allows each director, at his or her election, to receive deferred stock units in lieu of retainer and meeting fees paid to directors for service on the Safeguard Board (“Directors’ Fees”). The deferral election applies to Directors’ Fees to be received for the calendar year following the year in which the election is made and remains in effect for each subsequent year unless the director elects otherwise by the end of the calendar year prior to the year in which the services are rendered. The number of deferred stock units awarded is determined by dividing the Directors’ Fees by the fair market value of Safeguard’s stock on the date on which the director would have otherwise received the Directors’ Fees. Each director also receives a number of matching share units, based on the same fair market value calculation, equal to 25% of the Directors’ Fees deferred. A director is always fully vested in Directors’ Fees deferred; the matching share units vest fully on the first anniversary of the date the matching share units are credited to the director’s account or, if earlier, once a director reaches age 65. Each deferred stock unit entitles the director to receive one share of Safeguard common stock on or about the first anniversary of the date upon which the director leaves the Safeguard Board. A director also may elect to receive the stock in annual installments over a period of up to five years after leaving the Board.
Director Compensation — 2008. The following table provides information on compensation earned during 2008 by each non-employee director who served on our Board at any time during 2008:

	Fees Earned or	Stock	Option	All Other
	Paid in Cash	Awards	Awards	Compensation	Total
Name	($)(1)	($)(2)(3)(5)	($)(3)(4)(5)	($)(6)	($)(7)
Michael J. Cody	$76,500	$6,561	$37,890	$1,512	$122,463
Julie A. Dobson	95,000	11,295	21,209	—	127,504
Robert E. Keith, Jr.	70,500	34,249	14,265	—	119,014
Andrew E. Lietz	70,000	14,875	14,265	—	99,140
George MacKenzie	98,000	6,561	21,209	673	126,443
George D. McClelland	102,500	27,922	36,487	1,200	168,109
Jack L. Messman	63,500	27,313	14,265	—	105,078
John W. Poduska, Sr.	69,000	14,875	14,265	—	98,140
John J. Roberts	87,000	6,561	21,209	—	114,770
Robert J. Rosenthal (8)	86,000	6,561	22,774	1,500	116,835

(1)
Ms. Dobson deferred payment of 25%, and Messrs. Keith, McClelland and Messman each deferred payment of 100%, of Directors’ Fees they earned for services provided during 2008. Ms. Dobson and Messrs. Keith, McClelland and Messman each received deferred stock units in lieu of Directors’ Fees that they deferred and matching deferred stock units equal to 25% of the Directors’ Fees that they deferred. Directors who defer fees and receive deferred stock units are essentially investing in common stock equivalents that are initially valued based on the current market value of our common stock on the date of issuance. As a result, the value of their deferred stock units fluctuates with the market value of our common stock. Includes $2,500 and $19,500 paid to Mr. Cody and Ms. Dobson, respectively, for attending meetings as Safeguard’s designated member on the board of directors of two Safeguard partner companies.

(2)
These amounts do not represent compensation actually received. Rather, these amounts represent the aggregate expense we recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 for the deferred stock units awarded during and prior to 2008, in accordance with Statement of Financial Accounting Standards No. 123 (revised), which we refer to as “FAS 123(R).” In accordance with SEC rules, the amounts shown exclude the effect of estimated forfeitures related to service-based vesting conditions. Other than for deferred stock units which are received in lieu of Directors’ Fees that have been deferred, the fair value of the deferred stock units is determined by multiplying the number of shares underlying the deferred stock units by the average of the high and low trading prices of Safeguard’s common stock, as reported on the NYSE composite tape, on the grant date. The grant date fair values of the deferred stock units issued during 2008 were as follows: Messrs. Cody, Lietz, MacKenzie, Poduska, Roberts and Rosenthal — $14,875 each; Ms. Dobson — $19,845; Mr. Keith — $34,249; Mr. McClelland — $40,750; Mr. Messman — $27,313. A portion of the matching deferred stock units issued during 2008 to Ms. Dobson and Messrs. Keith and McClelland related to fees deferred by them that were earned during the fourth quarter of 2007. For a discussion of valuation assumptions, see footnote 2 to the Summary Compensation Table under the heading “Executive Compensation.”

(3)	The directors’ aggregate holdings of deferred stock units and stock options to purchase shares of our common stock (both vested and unvested), as of December 31, 2008, were as follows:

	Deferred
Name	Stock Units	Stock Options
Michael J. Cody	12,500	125,000
Julie A. Dobson	38,978	147,500
Robert E. Keith, Jr.	242,589	232,000
Andrew E. Lietz	12,500	180,000
George MacKenzie	12,500	169,500
George D. McClelland	141,906	125,000
Jack L. Messman	88,387	157,000
John W. Poduska, Sr.	12,500	157,000
John J. Roberts	39,279	180,000
Robert J. Rosenthal	12,500	75,000

(4)
These amounts do not represent compensation actually received. Rather, these amounts represent the aggregate expense we recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 for stock options awarded during and prior to 2008, in accordance with FAS 123(R). In accordance with SEC rules, the amounts shown exclude the effect of estimated forfeitures related to service-based vesting conditions. The fair value of the stock options is estimated at the date of grant using the Black-Scholes option-pricing model. The grant date fair values of the stock options issued during 2008 were as follows: each of Ms. Dobson and Messrs. Cody, Keith, Lietz, MacKenzie, McClelland, Messman, Poduska, Roberts and Rosenthal — $14,265. For a discussion of valuation assumptions, see footnote 2 to the Summary Compensation Table under the heading “Executive Compensation.”

(5)
Our equity compensation plans provide for the accelerated vesting of stock options granted to non-employee directors upon retirement from the Board on or after their 65th birthday, and deferred stock units also are fully vested once a director reaches age 65. Messrs. Keith, Lietz, Messman and Poduska have each reached age 65. In accordance with FAS 123(R), the amounts shown for these four directors include the entire expense for all grants awarded to them during 2008.

(6)
The amounts in this column represent reimbursement of expenses incurred by these directors for attendance at a director’s continuing education program or a director’s reasonable annual dues for a membership organization focused on director education.

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

Our Compensation Committee has the authority to select the recipients of grants under our equity compensation plans and determine the terms and conditions of the grants, including but not limited to (i) the number of shares of common stock covered by such grants; (ii) the type of grant; (iii) the dates or events upon which such grants vest; (iv) the exercise price of options (which is equal to the average of the high and low prices of a share of our common stock as reported on the New York Stock Exchange composite tape on the grant date) or the consideration to be paid in connection with restricted stock, stock units or other stock-based grants (which may be no consideration); and (iv) the term of the grant. Stock options typically vest as follows: (i) time-based stock options vest 25% on the first anniversary of the grant date and in 36 equal monthly installments thereafter; (ii) market-based stock options vest upon the achievement of certain specified levels of improvement in Safeguard’s stock price; and (iii) performance-based stock options vest based upon the aggregate cash produced as a result of exit transactions involving certain of our partner companies relative to the amount of cash deployed in connection with such partner companies. Deferred stock units issued to directors are payable, on a one-for-one basis, in shares of Safeguard common stock following a director’s termination of service on the Board. Deferred stock units issued to directors in lieu of cash compensation are fully vested at grant; deferred stock unit awards and matching deferred stock units awarded to directors generally vest on the first anniversary of the grant date.
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

During 2005, the Compensation Committee granted “employee inducement” awards to two newly hired executive officers. The awards were granted outside of Safeguard’s existing equity compensation plans in accordance with NYSE rules and consisted of options to purchase up to an aggregate of 6,000,000 shares of Safeguard common stock. During 2007 and 2008, the Compensation Committee granted similar “employee inducement” awards to two other and one other, respectively, newly hired executive officers. These awards were likewise granted outside of Safeguard’s existing equity compensation plans in accordance with NYSE rules and consisted of options to purchase up to an aggregate of 4,000,000 shares of Safeguard common stock. All of these “employee inducement” awards were granted with an eight-year term and a per share exercise price equal to the average of the high and low prices of Safeguard common stock on the grant date. Following his termination of employment in May 2008, the employment inducement awards held by one of the executive officers to whom inducement grants were awarded in 2007, for an aggregate of 1,500,000 shares of Safeguard common stock, expired without value. Of the shares underlying the “employee inducement” awards that were outstanding at December 31, 2008, 2,125,000 shares are subject to time-based vesting, with an aggregate of 531,250 shares vesting on the first anniversary of the grant date and 1,593,750 shares vesting in 36 equal monthly installments thereafter. The remaining 6,375,000 shares underlying the “employee inducement” awards that were outstanding at December 31, 2008, vest incrementally based upon the achievement of certain specified levels of increase in Safeguard’s stock price. With the exception of the market-based vesting provisions, the terms and provisions of the employee inducement awards are substantially the same as options previously awarded to other executives under Safeguard’s equity compensation plans.
The following table provides information as of December 31, 2008, about the securities authorized for issuance under our equity compensation plans.
Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	Be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights (1)	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	10,735,307	$1.7922	1,737,471
Equity compensation plans not approved by security holders (3)	10,365,544	$1.5673	1,803,809
Total	21,100,851	$1.6757	3,541,280

(1)	The weighted average exercise price calculation excludes 1,086,141 shares underlying outstanding deferred stock units included in column (a) which are payable in stock, on a one-for-one basis.

(2)
Represents awards granted, and shares available for issuance, under the 1999 Equity Compensation Plan and the 2004 Equity Compensation Plan. The 1999 Equity Compensation Plan expired by its terms on February 10, 2009. Includes 695,230 shares underlying deferred stock units awarded for no consideration and 390,911 shares underlying deferred stock units awarded to directors in lieu of all or a portion of directors’ fees. Payments in respect of deferred stock units are generally distributable following termination of employment or service, death, permanent disability or retirement. The value of the deferred stock units was approximately $2.2 million based on the fair value of the stock on the various grant dates. The deferred stock units issued to directors in lieu of cash compensation are fully vested at grant; deferred stock unit awards and matching deferred stock units awarded to directors generally vest on the first anniversary of the grant date.

(3)	Includes awards granted and shares available for issuance under the 2001 Plan and 8,500,000 “employee inducement” awards.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND OFFICERS
The following table shows the number of shares of Safeguard common stock beneficially owned (unless otherwise indicated) as of April 15, 2009, by each person known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock, our directors, persons named in the Summary Compensation Table in this proxy statement, and our directors and current executive officers as a group. For purposes of reporting total beneficial ownership, shares that may be acquired within 60 days of April 15, 2009 through the exercise of Safeguard stock options are included. On April 15, 2009, there were 122,029,312 shares of common stock outstanding and 4,704,358 shares underlying stock options held by executive officers and directors as a group that were exercisable within 60 days of April 15, 2009.

			Shares
	Outstanding		Beneficially
	Shares	Options	Owned Assuming	Percent of	Other Stock-Based
	Beneficially	Exercisable	Exercise of	Outstanding	Holdings (2)
Name	Owned	Within 60 Days	Options	Shares (1)	Vested	Unvested
Dimensional Fund Advisors LP	6,471,267	—	6,471,267	5.3%	—	—
1299 Ocean Avenue Santa Monica, CA 90401 (3)
T. Rowe Price Associates, Inc.	6,375,402	—	6,375,402	5.2%	—	—
100 East Pratt Street
Baltimore, MD 21202 (4)
Peter J. Boni	585,144	1,798,745	2,383,889	1.9%	—	—
Michael J. Cody	7,500	75,000	82,500	*	—	12,500
Julie A. Dobson	40,500	122,500	163,000	*	30,587	16,625
Robert E. Keith, Jr.	153,366	207,000	360,366	*	251,822	21,536
Andrew E. Lietz	45,000	155,000	200,000	*	—	12,500
George MacKenzie	10,500	144,500	155,000	*	—	12,500
George D. McClelland	10,000	75,000	85,000	*	151,190	34,466
Jack L. Messman	38,000	132,000	170,000	*	93,782	21,047
John W. Poduska, Sr.	12,500	132,000	144,500	*	—	12,500
John J. Roberts	—	155,000	155,000	*	26,779	12,500
Robert J. Rosenthal	—	12,500	12,500	*	—	12,500
James A. Datin	405,626	899,372	1,304,998	1.1%	—	—
Kevin L. Kemmerer	243,200	495,748	738,948	*	—	—
Brian J. Sisko	202,834	149,993	352,827	*	—	—
Stephen T. Zarrilli	74,000	150,000	224,000	*	—	—
Raymond J. Land (5)	—	—	—	*	—	—
Executive officers and directors as a group (15 persons) (6)	1,828,170	4,704,358	6,532,528	5.2%	554,160	168,674

(1)
Each director and named executive officer has the sole power to vote and to dispose of the shares (other than shares held jointly with an individual’s spouse) except 900 shares held by Mr. Keith’s spouse, as to which Mr. Keith disclaims beneficial ownership. An * indicates ownership of less than 1% of the outstanding shares.

(2)
The shares in this column represent deferred stock units that have been credited to each individual. The deferred stock units, which may not be voted or transferred, are payable, on a one-for-one basis, in shares of Safeguard common stock following an individual’s termination of service on the Safeguard Board. See “Director Compensation.”

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

(4)
As reflected in Schedule 13G filed with the Securities and Exchange Commission, these securities are owned by various individual and institutional investors for which T. Rowe Price Associates, Inc. (“Price Associates”) serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(5)	Mr. Land voluntarily resigned as a Safeguard employee in May 2008.

(6)	Excludes Mr. Land, who resigned in May 2008.

As of April 15, 2009, the current executive officers and directors of Safeguard owned less than 1% of the shares of common stock outstanding of Clarient, Inc., a publicly traded partner company of Safeguard. The executive officers and directors of Safeguard did not own shares of any other Safeguard subsidiary.
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
Relationships And Related Transactions With Management And Others
As part of our business, we have in the past participated in the management of private equity funds. Robert E. Keith, Jr., Chairman of our Board, is the President and Chief Executive Officer of TL Ventures, the management company for TL Ventures III, TL Ventures IV, and TL Ventures V, and the Chairman of the management companies for EnerTech Capital Partners and EnerTech Capital Partners II. In December 2005, Safeguard sold substantially all of its interests in TL Ventures and EnerTech Capital Partners funds for approximately $24 million in cash with the buyers also assuming approximately $9 million of Safeguard’s remaining unfunded capital commitments to these funds. Safeguard retained certain limited rights and obligations related primarily to its former role as a general partner of some of the funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for further distribution to such fund’s limited partners (the “clawback”). The Company paid $3.0 million of its estimated clawback liabilities in 2008. Assuming for these purposes only that the funds were liquidated or dissolved on December 31, 2008 and the only distributions from the funds were equal to the carrying value of the funds on the December 31, 2008 financial statements, the maximum remaining clawback we would be required to return for our general partner interest is $2.5 million.
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

Item 14. Principal Accountant Fees and Services
Independent Registered Public Accounting Firm—Audit Fees
The following table presents fees for professional services rendered by KPMG LLP for the audit of Safeguard’s consolidated financial statements for fiscal 2008 and fiscal 2007 and fees billed for audit-related services, tax services and all other services rendered by KPMG for fiscal 2008 and fiscal 2007. This table includes fees billed to Safeguard’s consolidated subsidiaries for services rendered by KPMG.

	2008	2007
Audit Fees (1)	$1,317,691	$2,148,774
Audit-Related Fees (2)	—	17,500
Tax Fees (3)	282,606	331,740
All Other Fees	—	—

Total	$1,600,297	$2,498,014

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
The Audit Committee pre-approves each service to be performed by KPMG at its regularly scheduled meetings. For any service that may require pre-approval between regularly scheduled meetings, the Audit Committee has delegated to the Chairperson of the Audit Committee the authority to pre-approve services not prohibited by law to be performed by Safeguard’s independent registered public accounting firm and associated fees up to a maximum for such services of $100,000, and the Chairperson communicates such pre-approvals to the Audit Committee at its next regularly scheduled meeting.
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

		Incorporated Filing Reference
		Form Type &
Exhibit		Filing	Original
Number	Description	Date	Exhibit Number
2.1.1	Purchase Agreement, dated as of February 29, 2008, by and between Safeguard Scientifics, Inc., as Seller, and Saints Capital Dakota, L.P., as Purchaser.	Form 8-K 3/4/08	2.1

2.1.2	First Amendment to Purchase Agreement, dated May 6, 2008, by and between Safeguard Scientifics, Inc., as Seller, and Saints Capital Dakota, L.P., as Purchaser	Form 8-K 5/7/08	2.1

3.1	Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.1

3.2	Amended and Restated By-laws of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.2

4.1	Rights Agreement dated as of March 1, 2000 between Safeguard Scientifics, Inc. and ChaseMellon Shareholder Services LLC, as Rights Agent	Form 8-K 2/29/00	4

4.2	Indenture, dated as of February 18, 2004 between Safeguard Scientifics, Inc. and Wachovia Bank, National Association, as trustee, including the form of 2.625% Convertible Senior Debentures due 2024	Form 10-K 3/15/04	4.10

10.1*	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.4

10.2	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.5

10.3*	Safeguard Scientifics, Inc. 2004 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.6

10.4*†	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	—	—

10.5*	Management Incentive Plan	Form 8-K 4/25/08	10.1

10.6*†	Compensation Summary — Non-employee Directors	—	—

10.7*†	Amended and Restated Agreement by and between Safeguard Scientifics, Inc. and Peter J. Boni dated December 5, 2008	—	—

10.8* †	Amended and Restated Agreement by and between Safeguard Scientifics, Inc. and James A. Datin dated December 31, 2008	—	—

10.9.1*	Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 8-K 5/29/08	10.1

10.9.2* †	Letter Amendment dated December 9, 2008 to Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	—	—

10.10*	Agreement by and between Safeguard Scientifics, Inc. and Raymond J. Land dated May 24, 2007	Form 8-K 6/11/07	99.1

10.11* †	Agreement by and between Safeguard Scientifics, Inc. and Kevin L. Kemmerer dated December 29, 2008	—	—

10.12* †	Amended and Restated Letter Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 3, 2008	—	—

10.13.1	Amended and Restated Loan and Security Agreement dated as of June 30, 2008 by and among Comerica Bank, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 7/2/08	10.1

10.13.2	Amendment and Affirmation of Guaranty from Safeguard Scientifics, Inc. to Comerica Bank dated as of June 30, 2008	Form 10-Q 8/11/08	10.8.2

10.14.1	Amended and Restated Loan Agreement dated as of February 28, 2008, by and between Comerica Bank and Clarient, Inc.	Form 8-K 3/5/08	10.1

10.14.2	First Amendment and Waiver to Amended and Restated Loan Agreement, dated as of March 14, 2008, by and between Comerica Bank and Clarient, Inc.	(4)	10.2

10.14.3	Second Amendment to Amended and Restated Loan Agreement, dated as of March 21, 2008, by and between Comerica Bank and Clarient, Inc.	(3)	10.82

10.14.4	Third Amendment and Consent to Amended and Restated Loan Agreement, dated as of July 31, 2008, by and between Comerica Bank and Clarient, Inc.	(5)	10.2

10.14.5	Fourth Amendment to Amended and Restated Loan Agreement, dated as of January 27, 2009, by and between Comerica Bank and Clarient, Inc.	(6)	10.2

10.14.6	Fifth Amendment to Amended and Restated Loan Agreement dated February 27, 2009, by and between Clarient, Inc. and Comerica Bank	(7)	10.2

10.14.7	Third Amended and Restated Unconditional Guaranty dated January 17, 2007 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Clarient, Inc.)	(1)	10.2

10.14.8	Amended and Restated Reimbursement and Indemnity Agreement dated as of January 17, 2007, by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	(1)	10.3

10.14.9	Amendment and Affirmation of Guaranty dated February 28, 2007 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Clarient, Inc.)	(1)	10.5

10.15.1	Securities Purchase Agreement dated November 8, 2005 by and among Clarient, Inc. and the investors named therein	(2)	99.1

10.15.2	Form of Common Stock Purchase Warrant issued by Clarient, Inc. pursuant to the Securities Purchase Agreement dated November 8, 2005	(2)	99.3

10.16.1	Second Amended and Restated Senior Subordinated Revolving Credit Agreement dated February 27, 2009 by and between Safeguard Delaware, Inc. and Clarient, Inc.	(7)	10.3

10.17	Amended and Restated Registration Rights Agreement dated February 27, 2009 by and among Safeguard Delaware, Inc., Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and Clarient, Inc.	(7)	10.4

10.18	Letter of Credit issued to W.P. Carey	Form 8-K 10/5/04	10.1

10.19	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36

14.1	Code of Business Conduct and Ethics	Form 10-Q 11/6/08	14.1

21.1 †	List of Subsidiaries	—	—

23.1 †	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—

31.1 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.3 ††	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.4 ††	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2 †	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed on March 19, 2009 as an Exhibit to Form 10-K.

††	Filed on April 29, 2009 as an Exhibit to Amendment No. 1 on Form 10-K/A

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 9, 2007 by Clarient, Inc. (SEC File No. 000-22677)

(2)	Incorporated by reference to the Current Report on Form 8-K filed on November 9, 2005 by Clarient, Inc. (SEC File No. 000-22677)

(3)	Incorporated by reference to the Annual Report on Form 10-K filed on April 1, 2008 by Clarient, Inc. (SEC File No. 000-226770)

(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 16, 2008 by Clarient, Inc. (SEC File No. 000-22677)

(5)	Incorporated by reference to the Current Report on Form 8-K filed on August 5, 2008 by Clarient, Inc. (SEC File No. 000-22677)

(6)	Incorporated by reference to the Current Report on Form 8-K filed on February 2, 2009 by Clarient, Inc. (SEC File No. 000-22677)

(7)	Incorporated by reference to the Current Report on Form 8-K filed on March 2, 2009 by Clarient, Inc. (SEC File No. 000-22677)

INCORPORATION BY REFERENCE
To the extent that this Amendment No. 1 is incorporated by reference into any other filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, the section of this Amendment No. 1 entitled “Compensation Committee Report,” to the extent permitted by the rules of the SEC, will not be deemed incorporated unless specifically provided otherwise in such filing.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safeguard Scientifics, Inc.
By:	PETER J. BONI
PETER J. BONI
President and Chief Executive Officer
Dated: April 29, 2009

EXHIBIT INDEX

		Incorporated Filing Reference
		Form Type &
Exhibit		Filing	Original
Number	Description	Date	Exhibit Number
2.1.1	Purchase Agreement, dated as of February 29, 2008, by and between Safeguard Scientifics, Inc., as Seller, and Saints Capital Dakota, L.P., as Purchaser.	Form 8-K 3/4/08	2.1

2.1.2	First Amendment to Purchase Agreement, dated May 6, 2008, by and between Safeguard Scientifics, Inc., as Seller, and Saints Capital Dakota, L.P., as Purchaser	Form 8-K 5/7/08	2.1

3.1	Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.1

3.2	Amended and Restated By-laws of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.2

4.1	Rights Agreement dated as of March 1, 2000 between Safeguard Scientifics, Inc. and ChaseMellon Shareholder Services LLC, as Rights Agent	Form 8-K 2/29/00	4

4.2	Indenture, dated as of February 18, 2004 between Safeguard Scientifics, Inc. and Wachovia Bank, National Association, as trustee, including the form of 2.625% Convertible Senior Debentures due 2024	Form 10-K 3/15/04	4.10

10.1*	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.4

10.2	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.5

10.3*	Safeguard Scientifics, Inc. 2004 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.6

10.4*†	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	—	—

10.5*	Management Incentive Plan	Form 8-K 4/25/08	10.1

10.6*†	Compensation Summary — Non-employee Directors	—	—

10.7*†	Amended and Restated Agreement by and between Safeguard Scientifics, Inc. and Peter J. Boni dated December 5, 2008	—	—

10.8* †	Amended and Restated Agreement by and between Safeguard Scientifics, Inc. and James A. Datin dated December 31, 2008	—	—

10.9.1*	Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 8-K 5/29/08	10.1

10.9.2* †	Letter Amendment dated December 9, 2008 to Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	—	—

10.10*	Agreement by and between Safeguard Scientifics, Inc. and Raymond J. Land dated May 24, 2007	Form 8-K 6/11/07	99.1

10.11* †	Agreement by and between Safeguard Scientifics, Inc. and Kevin L. Kemmerer dated December 29, 2008	—	—

10.12* †	Amended and Restated Letter Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 3, 2008	—	—

10.13.1	Amended and Restated Loan and Security Agreement dated as of June 30, 2008 by and among Comerica Bank, Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 7/2/08	10.1

10.13.2	Amendment and Affirmation of Guaranty from Safeguard Scientifics, Inc. to Comerica Bank dated as of June 30, 2008	Form 10-Q 8/11/08	10.8.2

10.14.1	Amended and Restated Loan Agreement dated as of February 28, 2008, by and between Comerica Bank and Clarient, Inc.	Form 8-K 3/5/08	10.1

10.14.2	First Amendment and Waiver to Amended and Restated Loan Agreement, dated as of March 14, 2008, by and between Comerica Bank and Clarient, Inc.	(4)	10.2

10.14.3	Second Amendment to Amended and Restated Loan Agreement, dated as of March 21, 2008, by and between Comerica Bank and Clarient, Inc.	(3)	10.82

10.14.4	Third Amendment and Consent to Amended and Restated Loan Agreement, dated as of July 31, 2008, by and between Comerica Bank and Clarient, Inc.	(5)	10.2

10.14.5	Fourth Amendment to Amended and Restated Loan Agreement, dated as of January 27, 2009, by and between Comerica Bank and Clarient, Inc.	(6)	10.2

10.14.6	Fifth Amendment to Amended and Restated Loan Agreement dated February 27, 2009, by and between Clarient, Inc. and Comerica Bank	(7)	10.2

10.14.7	Third Amended and Restated Unconditional Guaranty dated January 17, 2007 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Clarient, Inc.)	(1)	10.2

10.14.8	Amended and Restated Reimbursement and Indemnity Agreement dated as of January 17, 2007, by Clarient, Inc. in favor of Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	(1)	10.3

10.14.9	Amendment and Affirmation of Guaranty dated February 28, 2007 to Comerica Bank provided by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. (on behalf of Clarient, Inc.)	(1)	10.5

10.15.1	Securities Purchase Agreement dated November 8, 2005 by and among Clarient, Inc. and the investors named therein	(2)	99.1

10.15.2	Form of Common Stock Purchase Warrant issued by Clarient, Inc. pursuant to the Securities Purchase Agreement dated November 8, 2005	(2)	99.3

10.16.1	Second Amended and Restated Senior Subordinated Revolving Credit Agreement dated February 27, 2009 by and between Safeguard Delaware, Inc. and Clarient, Inc.	(7)	10.3

10.17	Amended and Restated Registration Rights Agreement dated February 27, 2009 by and among Safeguard Delaware, Inc., Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and Clarient, Inc.	(7)	10.4

10.18	Letter of Credit issued to W.P. Carey	Form 8-K 10/5/04	10.1

10.19	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36

14.1	Code of Business Conduct and Ethics	Form 10-Q 11/6/08	14.1

21.1 †	List of Subsidiaries	—	—

23.1 †	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—

31.1 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.3 ††	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.4 ††	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2 †	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed on March 19, 2009 as an Exhibit to Form 10-K.

††	Filed on April 29, 2009 as an Exhibit to Amendment No. 1 on Form 10-K/A

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 9, 2007 by Clarient, Inc. (SEC File No. 000-22677)

(2)	Incorporated by reference to the Current Report on Form 8-K filed on November 9, 2005 by Clarient, Inc. (SEC File No. 000-22677)

(3)	Incorporated by reference to the Annual Report on Form 10-K filed on April 1, 2008 by Clarient, Inc. (SEC File No. 000-226770)

(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 16, 2008 by Clarient, Inc. (SEC File No. 000-22677)

(5)	Incorporated by reference to the Current Report on Form 8-K filed on August 5, 2008 by Clarient, Inc. (SEC File No. 000-22677)

(6)	Incorporated by reference to the Current Report on Form 8-K filed on February 2, 2009 by Clarient, Inc. (SEC File No. 000-22677)

(7)	Incorporated by reference to the Current Report on Form 8-K filed on March 2, 2009 by Clarient, Inc. (SEC File No. 000-22677)