Form 10-Q
period 2009-03-31
SAFEGUARD SCIENTIFICS INC
filed 2009-05-11
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Number of shares outstanding as of May 8, 2009
Common Stock 122,029,312

6

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(In thousands except per share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$89,049	$75,051
Cash held in escrow and restricted cash	7,747	6,433
Marketable securities	6,434	14,701
Restricted marketable securities	—	1,990
Accounts receivable, less allowances ($7,173— 2009; $8,045— 2008)	25,486	20,465
Prepaid expenses and other current assets	3,345	1,507

Total current assets	132,061	120,147
Property and equipment, net	14,240	12,369
Ownership interests in and advances to companies	82,929	85,561
Goodwill	12,729	12,729
Cash held in escrow and restricted cash	1,976	501
Other	1,088	1,095

Total Assets	$245,023	$232,402

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of credit line borrowings	$5,887	$14,104
Current maturities of long-term debt	607	263
Accounts payable	4,098	3,337
Accrued compensation and benefits	4,334	5,758
Accrued expenses and other current liabilities	8,169	8,285

Total current liabilities	23,095	31,747
Long-term debt	1,152	345
Other long-term liabilities	9,302	9,600
Convertible senior debentures	86,000	86,000

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 122,029 and 121,589 shares issued and outstanding in 2009 and 2008, respectively	12,203	12,159
Additional paid-in capital	777,357	763,323
Accumulated deficit	(678,952)	(669,526)
Accumulated other comprehensive income (loss)	(28)	(29)
Treasury stock, at cost	—	(1,217)

Total Safeguard Scientifics, Inc. shareholders’ equity	110,580	104,710

Noncontrolling interest in subsidiary	14,894	—

Total shareholders’ equity	125,474	104,710

Total Liabilities and Shareholders’ Equity	$245,023	$232,402

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(In thousands except per share data)
	(Unaudited)
Revenue	$22,447	$15,886

Operating Expenses:
Cost of sales	8,966	7,397
Selling, general and administrative	17,009	13,956

Total operating expenses	25,975	21,353

Operating loss	(3,528)	(5,467)
Other income (loss), net	(245)	360
Recovery — related party	—	1
Interest income	157	929
Interest expense	(926)	(1,374)
Equity loss	(5,513)	(6,614)

Net loss from continuing operations before income taxes	(10,055)	(12,165)
Income tax (expense) benefit	—	—

Net loss from continuing operations	(10,055)	(12,165)
Income (loss) from discontinued operations, net of tax	1,500	(7,078)

Net loss	(8,555)	(19,243)
Net (income) loss attributable to noncontrolling interest	(871)	389

Net loss attributable to Safeguard Scientifics, Inc.	$(9,426)	$(18,854)

Basic and Diluted Income (Loss) Per Share:
Net loss from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$(0.08)	$(0.10)

Net income (loss) from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	(0.05)

Net loss attributable to Safeguard Scientifics, Inc. common shareholders	$(0.08)	$(0.15)

Shares used in computing basic and diluted income (loss) per share	121,645	122,996

Amounts attributable to Safeguard Scientifics, Inc. common shareholders:
Loss from continuing operations	$(10,321)	$(11,778)
Income (loss) from discontinued operations	895	(7,076)

Net loss attributable to Safeguard Scientifics, Inc.	$(9,426)	$(18,854)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(In thousands) (Unaudited)
Cash Flows from Operating Activities:
Cash flows from operating activities of continuing operations	$(6,816)	$(3,437)
Cash flows from operating activities of discontinued operations	—	(2,871)

Net cash used in operating activities	(6,816)	(6,308)

Cash Flows from Investing Activities:
Advances to partner companies	(250)	—
Acquisitions of ownership interests in partner companies and funds, net of cash acquired	(3,268)	(2,841)
Repayment of note receivable-related party, net	—	1
Increase in marketable securities	(5,783)	(2,224)
Decrease in marketable securities	14,050	296
Increase in restricted cash, net	(1,953)	—
Capital expenditures	(1,783)	(1,550)
Cash flows from investing activities of discontinued operations	—	(2,091)

Net cash provided by (used in) investing activities	1,013	(8,409)

Cash Flows from Financing Activities:
Borrowings on revolving credit facilities	15,945	10,543
Repayments on revolving credit facilities	(24,162)	(15,540)
Borrowings on term debt	—	322
Repayments on term debt	(64)	(2,419)
Issuance of subsidiary equity, net	28,082	217
Cash flows from financing activities of discontinued operations	—	(216)

Net cash provided by (used in) financing activities	19,801	(7,093)

Net Increase (Decrease) in Cash and Cash Equivalents	13,998	(21,810)

Changes in Cash and Cash Equivalents from, and advances to Acsis, Alliance Consulting and Laureate Pharma included in assets of discontinued operations	—	1,019

	13,998	(20,791)

Cash and Cash Equivalents at beginning of period	75,051	96,201

Cash and Cash Equivalents at end of period	$89,049	$75,410

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

		Safeguard Scientifics, Inc. Shareholders
			Accumulated
			Other
			Comprehensive			Additional
		Accumulated	Income	Common Stock		Paid-In	Treasury Stock		Noncontrolling
	Total	Deficit	(Loss)	Shares	Amount	Capital	Shares	Amount	Interest
	(In thousands)
Balance — December 31, 2008	$104,710	$(669,526)	$(29)	121,589	$12,159	$763,323	929	$(1,217)	$—
Net income (loss)	(8,555)	(9,426)	—	—	—	—	—	—	871
Impact of subsidiary equity transactions	28,082	—	—	—	—	14,059	—	—	14,023
Issuance of restricted stock, net	71	—	—	440	44	(1,190)	(929)	1,217
Stock-based compensation expense	1,165	—	—	—	—	1,165	—	—	—
Other comprehensive income	1	—	1	—	—	—	—	—	—

Balance — March 31, 2009	$125,474	$(678,952)	$(28)	122,029	$12,203	$777,357	—	$—	$14,894

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
The accompanying unaudited interim Consolidated Financial Statements of Safeguard Scientifics, Inc. (the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statements rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and included together with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2008 Annual Report on Form 10-K.
2. BASIS OF PRESENTATION
The Consolidated Financial Statements include the accounts of the Company and its partner companies in which the Company owned more than 50% of the outstanding voting securities during the periods presented.
During the three months ended March 31, 2009, the Company’s voting interest in Cellumen, Inc. (“Cellumen”) increased to 51.4%, on an as-converted basis, from 40.3%. Due to the substantive participating rights of the minority shareholders in the significant operating decisions of Cellumen, the Company continues to account for its holdings in Cellumen under the equity method. See Note 15 for additional information.
The Company’s Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2009 and 2008 include Clarient, Inc. (“Clarient”) in continuing operations. During 2008, certain consolidated partner companies were sold and are reported in discontinued operations. See Note 3.
3. DISCONTINUED OPERATIONS
Clarient Technology Business
In March 2007, Clarient sold its technology business and related intellectual property to Carl Zeiss MicroImaging, Inc. (“Zeiss”) for an aggregate purchase price of $12.5 million. The $12.5 million consisted of $11.0 million in cash and an additional $1.5 million in contingent purchase price, subject to the satisfaction of certain post-closing conditions through March 2009. During March 2009, Clarient received correspondence from Zeiss which acknowledged the satisfaction of the post-closing conditions and the related $1.5 million payment due. In April 2009, Clarient received $1.5 million from Zeiss which was recorded in income from discontinued operations within the Consolidated Statement of Operations for the three months ended March 31, 2009.
Acsis, Alliance Consulting and Laureate Pharma
In May 2008, the Company consummated a transaction (the “Bundle Sale”) pursuant to which it sold all of its equity and debt interests in Acsis, Inc. (“Acsis”), Alliance Consulting Group Associates, Inc. (“Alliance Consulting”), Laureate Pharma, Inc. (“Laureate Pharma”), ProModel Corporation (“ProModel”) and Neuronyx, Inc. (“Neuronyx”) (collectively, the “Bundle Companies”).
Of the companies included in the Bundle Sale, Acsis, Alliance Consulting and Laureate Pharma were consolidated partner companies; Neuronyx and ProModel were minority-owned partner companies. The Company has presented the results of operations of Acsis, Alliance Consulting and Laureate Pharma as discontinued operations for all periods presented.
In the first quarter of 2008, the Company recognized an impairment loss of $3.6 million to write down the aggregate carrying value of the Bundle Companies to the total anticipated proceeds, less estimated costs to complete the Bundle Sale.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The gross proceeds to the Company from the Bundle Sale were $74.5 million, of which $6.4 million was placed in escrow pending expiration of a claims period (see Note 16), plus amounts advanced to certain of the Bundle Companies during the time between the signing of the Bundle Sale agreement and its consummation. Guarantees of certain Bundle Company credit facilities by the Company of $31.5 million were eliminated upon the closing of the Bundle Sale.
Results of all discontinued operations were as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
	(unaudited)
Revenue	$—	$33,697
Operating expenses	—	(36,190)
Impairment of carrying value	—	(3,634)
Other	—	(493)

Loss from operations	—	(6,620)
Gain (loss) on disposal, net of tax	1,500	(458)

Income (loss) from discontinued operations	$1,500	$(7,078)

4. SUBSIDIARY EQUITY TRANSACTION
On March 25, 2009, Clarient entered into a stock purchase agreement with Oak Investment Partners XII (“Oak”), pursuant to which Clarient agreed to sell up to an aggregate of 6.6 million shares of its Series A Convertible Preferred Stock in two or more tranches for aggregate consideration of up to $50.0 million. Each preferred share is initially convertible, at any time, into four shares of Clarient’s common stock, subject to adjustments. The initial closing of the Oak private placement occurred on March 26, 2009, at which time Clarient issued an aggregate of 3.8 million preferred shares for aggregate consideration of $29.1 million. After paying closing fees and legal expenses, Clarient used the proceeds to repay in full and terminate its revolving credit agreement with a bank and repay a portion of the outstanding balance of its credit facility with the Company. Upon the consummation of the initial closing, the Company’s ownership of issued and outstanding voting securities (on an as-converted basis) decreased to 50.2%.
Upon the second closing which is expected to occur in May 2009, Clarient will sell an additional 1.4 million preferred shares for approximately $10.9 million. The second closing is contingent upon Clarient complying with all of the conditions for closing as set forth in the purchase agreement, including Clarient’s obligation to obtain stockholder approval of the issuance of the preferred shares. Clarient expects to use a portion of the proceeds from the second closing to repay in full and terminate the subordinated revolving credit line provided by the Company and to use the remainder to support its working capital requirements.
The Company has accounted for the change in the Company’s ownership interest in Clarient as an equity transaction. As a result, the Company recorded a $14.1 million credit to additional paid-in capital in the first quarter of 2009 which represents the Company’s increase in its investment in Clarient as a result of the Oak investment. In addition, the Company recorded an additional noncontrolling interest of $14.0 million which represents the increase in noncontrolling interests as a result of the Oak investment. Upon the second closing, the Company’s ownership of issued and outstanding voting securities, on an as-converted basis, is expected to decrease from 50.2% to 47.3% and the Company will deconsolidate its holdings in Clarient at the date.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. MARKETABLE SECURITIES
Marketable securities included the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
	(unaudited)
Held-to-maturity:
Commercial paper	$1,296	$1,551
Restricted U.S. Treasury securities	—	1,990
U.S. Treasury Bills	1,992	499
Government agency bonds	2,846	351
Certificates of deposit	300	12,300

	$6,434	$16,691

As of March 31, 2009, the contractual maturities of the marketable securities were less than one year.
Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities, defined as Level 1 inputs under SFAS No. 157.
6. RECENT ACCOUNTING PRONOUNCEMENTS
In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s Consolidated Financial Statements.
In November 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-6, “Equity Method Accounting Considerations”. EITF 08-6 continues to follow the accounting for the initial carrying value of equity method investments in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, which is based on a cost accumulation model and generally excludes contingent consideration. EITF 08-6 also specifies that other-than-temporary impairment testing by the investor should be performed at the investment level and that a separate impairment assessment of the underlying assets is not required. An impairment charge by the investee should result in an adjustment of the investor’s basis of the impaired asset for the investor’s pro-rata share of such impairment. In addition, EITF 08-6 reached a consensus on how to account for an issuance of shares by an investee that reduces the investor’s ownership share of the investee. An investor should account for such transactions as if it had sold a proportionate share of its investment with any gains or losses recorded through earnings. EITF 08-6 also addresses the accounting for a change in an investment from the equity method to the cost method after adoption of Statement 160. EITF 08-6 affirms the existing guidance in APB 18, which requires cessation of the equity method of accounting and application of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or the cost method under APB 18 as appropriate. EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008. The adoption of EITF 08-6 did not have a material impact on the Company’s Consolidated Financial Statements.
In June 2008, the EITF ratified Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock. The consensus will replace EITF 01-6 as a critical component of the literature applied to evaluating financial instruments for debt or equity classification and embedded features for bifurcation as derivatives. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently analyzing the impact on the Company’s Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1also requires an accretion of the resultant debt discount over the expected life of the debt. The adoption of FSP APB 14-1 did not have any impact on the Company’s Consolidated Financial Statements because the convertible senior debentures issued by the Company do not include any cash settlement features within the scope of FSP APB 14-1.
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
On January 1, 2009, the Company adopted the provisions of SFAS No. 160. As a result, the Company now reflects the portion of equity (net assets) of its consolidated partner companies not attributable, directly or indirectly, to the Company as a noncontrolling interest within equity, separate from the equity of the Company. Losses attributable to the noncontrolling interest that exceed its basis in the subsidiary’s equity result in a deficit noncontrolling interest reflected in the Consolidated Balance Sheet. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the owners of the parent and noncontrolling interest.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
All changes in the Company’s ownership interest while it retains control of its consolidated partner companies are accounted for as equity transactions. Therefore, no gain or loss shall be recognized in the Consolidated Statement of Operations. In addition, the carrying amount of the noncontrolling interest shall be adjusted to reflect the change in ownership interest. Any difference between the fair value of the amounts received and the amounts by which the noncontrolling interest is adjusted is recognized by the Company as additional paid in capital. See Note 4.
7. COMPREHENSIVE LOSS
Comprehensive loss is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s sources of comprehensive loss are from foreign currency translation adjustments.
The following summarizes the components of comprehensive loss:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
	(unaudited)
Net loss	$(8,555)	$(19,243)
Other comprehensive income (loss), before taxes:
Foreign currency translation adjustments	1	1

Total comprehensive loss	(8,554)	(19,242)
Comprehensive (income) loss attributable to the noncontrolling interest	(871)	389

Comprehensive loss attributable to the Company	$(9,425)	$(18,853)

8. LONG-TERM DEBT AND CREDIT ARRANGEMENTS
Consolidated long-term debt consisted of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
	(unaudited)
Consolidated partner company credit line borrowings (guaranteed by the Company)	$—	$9,000
Consolidated partner company credit line borrowings (not guaranteed by the Company)	5,887	5,104

	5,887	14,104
Capital lease obligations and other borrowings	1,759	608

	7,646	14,712
Less current maturities	(6,494)	(14,367)

Total long-term debt, less current portion	$1,152	$345

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On February 6, 2009, the Company entered into a new loan agreement which provides the Company with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility will be based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts and not less than 75% of its investment and securities accounts at the bank. The credit facility matures on December 31, 2010. In conjunction with the execution of the loan agreement, the Company is terminating its prior revolving credit facility.
Availability under the Company’s new revolving credit facility at March 31, 2009 was $50.0 million.
In connection with the sale of CompuCom Systems, Inc. (“CompuCom”) in 2004, the Company provided a letter of credit to the landlord of CompuCom’s Dallas headquarters, which letter of credit will expire on March 19, 2019, in an amount equal to $6.3 million. At March 31, 2009, the required cash collateral, pursuant to the Company’s prior revolving credit facility, was $6.3 million, which amount was included within Cash and cash equivalents on the Consolidated Balance Sheet as of that date.
On March 26, 2009, Clarient fully repaid the $9.8 million outstanding balance under its $12.0 million revolving credit agreement with a bank, using a portion of the proceeds from a private placement of its equity securities (see Note 4). The bank facility was terminated at such time. Clarient continues to maintain a $2.3 million standby letter of credit with the bank which, beginning March 26, 2009, was fully supported by a restricted cash account in the same amount. The letter of credit is for the benefit of the landlord of Clarient’s leased facility in Aliso Viejo, California.
On July 31, 2008, Clarient entered into a secured credit agreement with a finance company, which was amended on February 27, 2009 to extend its maturity date to January 31, 2010. The secured credit agreement is a revolving facility under which Clarient may borrow up to $8.0 million, secured by Clarient’s accounts receivable and related assets. The secured credit agreement’s maturity date may be extended to January 31, 2011 upon the satisfaction of certain conditions, including (i) the absence of any continuing event of default and (ii) the extension or refinancing of the subordinated revolving credit line Safeguard provides to Clarient under terms which are satisfactory to the lender in its sole discretion.
During the three months ended March 31, 2009, our efforts continued in addressing the material weaknesses in our internal control over financial reporting. The steps we have undertaken in 2009 are discussed in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2008. We are in the process of evaluating the design and operating effectiveness of our internal control over financial reporting, which as a result of our remediation plan, include certain enhanced controls within the accounts receivable, revenue and billing processes.
Outstanding borrowings under the secured credit agreement were $5.9 million at March 31, 2009. The amount which Clarient is entitled to borrow under the secured credit agreement at a particular time is based on the amount of Clarient’s qualified accounts receivable and certain liquidity factors. Clarient had no additional availability as of March 31, 2009. As a result of the February 2009 amendment, borrowings under the secured credit agreement bear interest at annual rate equal to 30-day LIBOR (subject to a minimum annual rate of 2.50% at all times) plus an applicable margin of 6.0% during 2009 and 2010. Clarient is required to pay a commitment fee of 0.75% per year on the daily average of unused credit availability and a collateral monitoring fee of 0.40% per year on the daily average of outstanding borrowings.
The February 2009 amendment eliminated the previous minimum adjusted EBITDA covenant and replaced it with a covenant that requires Clarient to maintain a “fixed charge coverage ratio” as defined in the agreement on a cumulative annualized basis of 1.0 through June 30, 2009, 1.1 through September 30, 2009, and 1.2 through December 31, 2009. The February 2009 amendment also increased the capital expenditure limit to $7.5 million in each fiscal year and increased the minimum level of excess liquidity as defined in the agreement, from $2.0 million to $3.0 million.
As of March 31, 2009, excluding the convertible senior debentures discussed in Note 9 below, the Company’s debt matures as follows:

Total
(In thousands)
Remainder of 2009	$440
2010	6,560
2011	496
2012	150
2013 and thereafter	—

$7,646

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. CONVERTIBLE SENIOR DEBENTURES
In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024 (the “2024 Debentures”). Interest on the 2024 Debentures is payable semi-annually. At the debentures holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. The conversion rate of the debentures is $7.2174 of principal amount per share. The closing price of the Company’s common stock at March 31, 2009 was $0.55. The 2024 Debentures holders have the right to require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. The 2024 Debentures holders also have the right to require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution, a change in control or the delisting of the Company’s common stock from the New York Stock Exchange if the Company were unable to obtain a listing for its common stock on another national or regional securities exchange. Subject to certain conditions, the Company may redeem all or some of the 2024 Debentures commencing March 20, 2009. The Company has repurchased $64.0 million in face value of the 2024 Debentures. At March 31, 2009, the market value of the $86.0 million outstanding 2024 Debentures was approximately $63.6 million, based on quoted market prices as of such date.
As required by the terms of the 2024 Debentures, after completing the sale of CompuCom in October 2004, the Company escrowed $16.7 million for interest payments through March 15, 2009 on the 2024 Debentures. Following the March 15, 2009 interest payment, the escrow account balance is $0.0 million.
10. STOCK-BASED COMPENSATION
Classification of Stock-Based Compensation Expense
Stock-based compensation expense from continuing operations was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
	(unaudited)
Cost of sales	$33	$36
Selling, general and administrative	1,132	761

	$1,165	$797

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the three months ended March 31, 2009, the Company issued 1.2 million restricted shares to employees. The restricted shares were issued in lieu of cash for of a portion of the 2008 management incentive plan payment earned by certain senior employees. The restricted shares issued vest 25% on the first anniversary of grant and the remaining 75% thereafter in 24 equal monthly installments over the next two years.
The Company issued 109,000 and 36,000 deferred stock units during the three months ended March 31, 2009 and 2008, respectively, to non-employee directors for fees earned during the preceding quarter. For the three months ended March 31, 2009, all non-employee directors were required to defer at least 25% of directors’ fees earned in the period and may have elected to defer up to 100% of directors’ fees earned. For prior periods, certain directors elected to defer all or a portion of directors’ fees earned. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments in respect of the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.
Total compensation expense for deferred stock units and restricted stock was approximately $0.1 million, and $0.0 million for the three months ended March 31, 2009 and 2008, respectively.
The Company issued no stock option awards to employees during the three months ended March 31, 2009 and 2008, respectively.
At March 31, 2009, the Company had outstanding options that vest based on three different types of vesting schedules:
1)	market-based;

2)	performance-based; and

3)	service-based.
Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if market capitalization targets are achieved earlier than estimated. During the three months ended March 31, 2009, no options vested based on achievement of market capitalization targets. The Company recorded $0.2 million and $0.2 million of compensation expense related to these awards during the three months ended March 31, 2009 and 2008, respectively. Depending on the Company’s stock performance, the maximum number of unvested shares at March 31, 2009 attainable under these grants was 7.8 million shares.
Performance-based awards entitle participants to vest in a number of options determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies over an eight-year period. Vesting may occur, if at all, once per year on the anniversary date of the grant. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. Compensation expense of $0.1 was recognized related to these awards during the three months ended March 31, 2009. The maximum number of unvested shares at March 31, 2009 attainable under these grants was 2.0 million shares.
All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. The Company recorded $0.3 million and $0.3 million of compensation expense related to these awards during the three months ended March 31, 2009 and 2008, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Partner Company
The fair value of the Company’s consolidated partner company stock-based awards issued to employees during the three months ended March 31, 2009 and 2008 was estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate was based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred. The expected term of stock options granted was estimated using the historical exercise behavior of employees. Expected volatility for Clarient, the Company’s publicly held consolidated partner company, was based on historical price volatility measured using weekly price observations of Clarient’s common stock for a period equal to the stock option’s expected term.
During the three months ended March 31, 2009, Clarient granted 1.1 million stock options. The options have four-year vesting terms and ten-year contractual terms. The fair value of these options at the date of grant was based on the following assumptions: a risk-free rate of 2.1%, an expected stock option term of five years, a dividend yield of 0.0% and expected five year volatility of 70%. Clarient estimates forfeitures of stock options using historical exercise behavior of its employees. For purposes of this estimate, Clarient identified two groups of employees and estimated the forfeiture rates for these groups to be 5% and 8% for the first three months of 2009. Clarient recorded $0.6 million and $0.3 million of stock-based compensation expense during the three months ended March 31, 2009 and 2008, respectively.
11. INCOME TAXES
The Company’s consolidated income tax expense (benefit) was $0.0 million for both the three months ended March 31, 2009 and 2008. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in 2009 and 2008 was offset by a valuation allowance.
On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109” (“FIN 48”). During the three months ended March 31, 2009, the Company had no material changes in uncertain tax positions.
12. NET LOSS PER SHARE
The calculations of net loss per share attributable to Safeguard Scientifics, Inc. common shareholders were:

	Three Months Ended March 31,
	2009	2008
	(In thousands except per share data)
	(unaudited)
Basic and Diluted:

Loss from continuing operations	$(10,321)	$(11,778)
Income (loss) from discontinued operations	895	(7,076)

Net loss attributable to Safeguard Scientifics, Inc.	$(9,426)	$(18,854)

Average common shares outstanding	121,645	122,996

Net loss per share from continuing operations	$(0.08)	$(0.10)
Net income (loss) per share from discontinued operations	—	(0.05)

Net loss per share	$(0.08)	$(0.15)

Basic and diluted average common shares outstanding for purposes of computing net loss per share includes outstanding common shares and vested deferred stock units (DSUs).

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:
•	At March 31, 2009 and 2008 options to purchase 20.0 million and 21.4 million shares of common stock, respectively, at prices ranging from $0.65 to $6.57 per share, were excluded from the calculations.
•	At March 31, 2009 and 2008, unvested restricted stock units and DSUs convertible into 1.4 million and 0.1 million shares of stock, respectively, were excluded from the calculations.
•
At March 31, 2009 and 2008, a total of 11.9 million and 17.9 million shares related to the Company’s 2024 Debentures (see Note 9) representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculations.

13. PARENT COMPANY FINANCIAL INFORMATION
Parent company financial information is provided to present the financial position and results of operations of the Company as if its consolidated partner company, Clarient, (see Note 2) was accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in Clarient.
Parent Company Balance Sheets

	March 31,	December 31,
	2009	2008
	(In thousands)
	(unaudited)
Assets:
Cash and cash equivalents	$84,346	$73,213
Cash held in escrow — current	6,433	6,433
Marketable securities	6,434	14,701
Restricted marketable securities	—	1,990
Other current assets	543	356

Total current assets	97,756	96,693
Ownership interests in and advances to companies	109,553	105,955
Cash held in escrow — long-term	476	501
Other	1,228	1,364

Total Assets	$209,013	$204,513

Liabilities and Shareholders’ Equity:
Current liabilities	$6,992	$8,173
Long-term liabilities	5,441	5,630
Convertible senior debentures	86,000	86,000
Total Safeguard Scientifics, Inc. shareholders’ equity	110,580	104,710

Total Liabilities and Shareholders’ Equity	$209,013	$204,513

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Parent Company Statements of Operations

	Three Months Ended March 31,
	2009	2008
	(In thousands)
	(unaudited)
Operating expenses	$(4,362)	$(5,297)
Other income (loss), net	(245)	360
Recovery — related party	—	1
Interest income	156	925
Interest expense	(735)	(1,055)
Equity loss	(5,135)	(6,712)

Net loss from continuing operations before income taxes	(10,321)	(11,778)
Income tax benefit	—	—
Equity income (loss) attributable to discontinued operations	895	(7,076)

Net loss attributable to Safeguard Scientifics, Inc.	$(9,426)	$(18,854)

Parent Company Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
	(In thousands)
	(unaudited)
Net cash used in operating activities	$(4,177)	$(3,069)

Cash Flows from Investing Activities
Advances to partner companies	(6,050)	(14,571)
Repayment of advances to partner companies	15,500	—
Acquisitions of ownership interests in partner companies and funds, net of cash acquired	(3,268)	(2,841)
Repayment of note receivable-related party, net	—	1
Increase in marketable securities	(5,783)	(2,224)
Decrease in marketable securities	14,050	296
Decrease in restricted cash	861	—
Capital expenditures	—	(6)

Net cash provided by (used in) investing activities	15,310	(19,345)

Net Increase (Decrease) in Cash and Cash Equivalents	11,133	(22,414)
Cash and Cash Equivalents at beginning of period	73,213	94,685

Cash and Cash Equivalents at end of period	$84,346	$72,271

Parent Company cash and cash equivalents excludes marketable securities, which consist of longer-term securities.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. OPERATING SEGMENTS
As of March 31, 2009 the Company held an interest in one consolidated partner company, Clarient, and 16 non-consolidated partner companies. The Company’s reportable operating segments are as follows: i) Clarient, its publicly traded consolidated partner company, ii) Life Sciences and iii) Technology.
The Life Sciences segment included the following partner companies as of March 31, 2009: Advanced BioHealing, Alverix, Avid Radiopharmaceuticals, Cellumen, Garnet BioTherapeutics, Molecular Biometrics, NuPathe, Rubicor and Tengion.
The Technology segment included the following partner companies as of March 31, 2009: Advantedge Healthcare Solutions, Authentium, Beyond.com, Bridgevine, GENBAND, Portico Systems and Swaptree.
Results of the Life Sciences and Technology segments reflect the equity income (loss) of their respective equity method partner companies, other income (loss) associated with cost method partner companies and the gains or losses on the sale of their respective partner companies.
Management evaluates the Clarient segment performance based on revenue, operating income (loss) and income (loss) before income taxes. Management evaluates the Life Sciences and Technology segments’ performance based on net income (loss) which is based on the number of partner companies accounted for under the equity method, the Company’s voting ownership percentage in these partner companies and the net results of operations of these partner companies and any impairment charges or gain (loss) on sale of partner companies.
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
The following tables reflect the Company’s consolidated operating data by reportable segment. Segment results include the results of Clarient, the Company’s consolidated partner company, impairment charges, gains or losses related to the disposition of partner companies (except those reported in discontinued operations) and the Company’s share of income or losses for entities accounted for under the equity method. All significant intersegment activity has been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its consolidated partner company.
Revenue is attributed to geographic areas based on where the services are performed or the customer’s shipped to location. A majority of the Company’s revenue is generated in the United States.
As of March 31, 2009 and December 31, 2008, the Company’s assets were primarily located in the United States.
Segment assets in Other items included primarily cash, cash equivalents and marketable securities of $90.8 million and $87.9 million at March 31, 2009 and December 31, 2008, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following represents segment data from continuing operations:

	Three Months Ended March 31, 2009
						Total
		Life		Total	Other	Continuing
	Clarient	Sciences	Technology	Segments	Items	Operations
	(In thousands) (unaudited)
Revenue	$22,447	$—	$—	$22,447	$—	$22,447
Operating income (loss)	834	—	—	834	(4,362)	(3,528)
Net income (loss) from continuing operations before income taxes	644	(3,424)	(2,079)	(4,859)	(5,196)	(10,055)
Segment Assets:
March 31, 2009	62,727	33,958	40,971	137,656	107,367	245,023
December 31, 2008	48,283	36,225	41,050	125,558	106,844	232,402

	Three Months Ended March 31, 2008
						Total
		Life		Total	Other	Continuing
	Clarient	Sciences	Technology	Segments	Items	Operations
	(In thousands) (unaudited)
Revenue	$15,886	$—	$—	$15,886	$—	$15,886
Operating loss	(170)	—	—	(170)	(5,297)	(5,467)
Net loss from continuing operations before income taxes	(485)	(4,386)	(2,114)	(6,985)	(5,180)	(12,165)
Other Items

	Three Months Ended March 31,
	2009	2008
	(In thousands) (unaudited)
Corporate operations	$(5,196)	$(5,180)
Income tax benefit	—	—

	$(5,196)	$(5,180)

15. BUSINESS COMBINATIONS
Acquisitions by the Company — 2009
In March 2009, the Company increased its ownership interest in Bridgevine, Inc. (“Bridgevine”) to 24.4% from 21.1% for $2.0 million in cash. The Company had previously acquired an interest in Bridgevine in August 2007 for $8.0 million in cash. Bridgevine is an internet media company that enables online consumers to shop for special offers as well as compare and purchase digital services and products such as internet, phone, VoIP, TV, wireless, music, entertainment and more. The Company accounts for its holdings in Bridgevine under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Bridgevine was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In February 2009, the Company provided additional funding to Cellumen as part of an up to $2.5 million convertible note financing to be funded in five tranches. As part of this financing, the Company has agreed to provide Cellumen up to $1.0 million (subject to certain conditions), $0.3 million of which the Company funded at the initial closing. The Company previously acquired an interest in Cellumen in June 2007, paying $6.0 million in cash for shares of Cellumen’s Series B preferred stock. In conjunction with the convertible note financing, the Series B preferred stock conversion price was adjusted, and will receive further adjustments upon the closing of future tranches, increasing the economic and voting interest of the Series B preferred stock in Cellumen. After the funding of the initial tranche of convertible notes, the Company’s voting interest in Cellumen increased to 51.4%, on an as-converted basis, from 40.3%. Due to the substantive participating rights of the minority shareholders in the significant operating decisions of Cellumen, the Company continues to account for its holdings in Cellumen under the equity method. Cellumen delivers proprietary services and products to support drug discovery and development.
In February 2009, the Company deployed an additional $0.9 million in Molecular Biometrics, Inc. (“Molecular Biometrics”), maintaining a 37.8% ownership interest. The Company had previously acquired an interest in Molecular Biometrics in September and December 2008, for $3.5 million in cash, including the conversion into equity interests of $1.9 million previously advanced to the company. Molecular Biometrics is a metabolomics company developing novel clinical tools for applications in personalized medicine to more accurately characterize biologic function in health and disease. The Company accounts for its holdings in Molecular Biometrics under the equity method.
16. COMMITMENTS AND CONTINGENCIES
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
Not including the Laureate Lease Guaranty described below, the Company had outstanding guarantees of $3.8 million at March 31, 2009.
The Company has committed capital of approximately $6.8 million, including conditional commitments to provide non-consolidated partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $6.5 million which is expected to be funded during the next 12 months.
Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of certain private equity funds (the “clawback”). The maximum clawback the Company could be required to return due to its general partner interest is approximately $3.6 million of which $2.5 million was reflected in Accrued expenses and other current liabilities and $1.1 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2009.
The Company’s ownership in the funds which have potential clawback liabilities ranges from 19-30%. The clawback liability is joint and several; such that the Company may be required to fund the clawback for other general partners should they default. The funds have taken several steps to reduce the potential liabilities should other general partners default, including withholding all general partner distributions and placing them in escrow and adding rights of set-off among certain funds. The Company believes its potential liability due to the possibility of default by other general partners is remote.
Notwithstanding the closing of the Bundle Sale, the Company remains a guarantor of Laureate Pharma’s Princeton, New Jersey office facility lease (the “Laureate Lease Guaranty”). Such guarantee may extend through the office lease expiration in 2016 under certain circumstances. However, the Company is entitled to indemnification in connection with the continuation of such guaranty. As of March 31, 2009, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equaled $8.6 million.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As described in Note 3, in connection with the Bundle Sale, an aggregate of $6.4 million of the gross proceeds of the sale were placed in escrow pending the expiration of a predetermined notification period, subject to possible extension in the event of a claim against the escrowed amounts. On April 25, 2009, the purchaser in the Bundle Sale notified the Company of claims being asserted against the entire escrowed amounts. The Company does not believe that such claims are valid. The proceeds being held in escrow will remain there until the dispute over the claims have been settled or determined pursuant to legal process.
In October 2001, the Company entered into an agreement with Mr. Musser, its former Chairman and Chief Executive Officer, to provide for annual payments of $0.7 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and the long-term portion of $3.3 million was included in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2009.

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
Life Sciences — including companies focused on molecular and point-of-care diagnostics, medical devices and regenerative medicine/specialty pharmaceuticals; and
Technology — including companies focused on healthcare information technology, financial services information technology and new media and internet-based businesses.
Principles of Accounting for Ownership Interests in Partner Companies
We account for our interests in our partner companies and private equity funds using three methods: consolidation, equity or cost. The accounting method applied is generally determined by the degree of our influence over the entity, primarily determined by our voting interest in the entity.
Consolidation Method. We account for our partner companies in which we maintain a controlling financial interest, generally those in which we directly or indirectly own more than 50% of the outstanding voting securities, using the consolidation method of accounting. Upon consolidation of our partner companies, we reflect the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company as a noncontrolling interest in the Consolidated Balance Sheet. The noncontrolling interest is presented within equity, separately from the equity of the Company. Losses attributable to the Company and the noncontrolling interest may exceed their interest in the subsidiary’s equity. As a result, the noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance as of each balance sheet date. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the Company’s common shareholders and the noncontrolling interest.

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
Revenue Recognition
During the three months ended March 31, 2009 and 2008, our revenue from continuing operations was attributable to Clarient.
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

Allowance for Doubtful Accounts and Bad Debt Expense
An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from various payor groups such as Medicare and private health insurance companies. The process for estimating the allowance for doubtful accounts associated with Clarient’s diagnostic services involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically, based upon an evaluation of historical collection experience. Clarient also reviews the age of receivables by payor class to assess its allowance at each period end. The payment realization cycle for certain governmental and managed care payors can be lengthy; involving denial, appeal and adjudication processes, and is subject to periodic adjustments that may be significant. Accounts receivable are periodically written off when identified as uncollectible and deducted from the allowance for doubtful accounts after appropriate collection efforts have been exhausted. Additions to the allowance for doubtful accounts are charged to bad debt expense with Selling, general and administrative expense in the Consolidated Statements of Operations.
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
The carrying value of net property and equipment at March 31, 2009 was $14.2 million.
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
The carrying value of goodwill at March 31, 2009 was $12.7 million and relates entirely to our Clarient segment.
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
Income Taxes
We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that we believe recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance in a period; we must include an expense within the tax provision in the Consolidated Statements of Operations. We have recorded a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized in future years. If we determine in the future that it is more likely than not that the net deferred tax assets would be realized, then the previously provided valuation allowance would be reversed.
Commitments and Contingencies
From time to time, we are a defendant or plaintiff in various legal actions which arise in the normal course of business. Additionally, we have received distributions as both a general partner and a limited partner from certain private equity funds. In certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (the “clawback”). We are also a guarantor of various third-party obligations and commitments and are subject to the possibility of various loss contingencies arising in the ordinary course of business (see Note 16). We are required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease our earnings in the period the changes are made.

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
Results of Operations
We present Clarient, our publicly traded consolidated partner company, as a separate segment. The results of operations of our other partner companies are reported in our Life Sciences and Technology segments. The Life Sciences and Technology segments also include the gain or loss on the sale of respective partner companies, except for gains and losses included in discontinued operations.
Our management evaluates our Clarient segment performance based on revenue, operating income (loss) and income (loss) before income taxes. Our management evaluates our Life Sciences and Technology segments performance based on their equity income (loss) which is based on the number of respective partner companies accounted for under the equity method, the Company’s voting ownership percentage in these partner companies and the net results of operations of these partner companies and Other income or loss associated with cost method partner companies.
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

Our operating results including net income (loss) before income taxes by segment were as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Clarient	$644	$(485)
Life Sciences	(3,424)	(4,386)
Technology	(2,079)	(2,114)

Total segments	(4,859)	(6,985)

Other items:
Corporate operations	(5,196)	(5,180)
Income tax benefit	—	—

Total other items	(5,196)	(5,180)

Net loss from continuing operations	(10,055)	(12,165)
Income (loss) from discontinued operations, net of tax	1,500	(7,078)

Net loss	(8,555)	(19,243)
Net (income) loss attributable to noncontrolling interest	(871)	389

Net loss attributable to the Company	$(9,426)	$(18,854)

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
Clarient
The following table presents Clarient’s results of operations:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Revenue	$22,447	$15,886

Operating expenses:
Cost of sales	8,966	7,397
Selling, general and administrative	12,647	8,659

Total operating expenses	21,613	16,056

Operating income (loss)	834	(170)
Interest, net	(190)	(315)

Income (loss) from continuing operations	644	(485)
Income from discontinued operations	1,500	—

Net income (loss)	$2,144	$(485)

Clarient operates primarily in one business, the delivery of critical oncology testing services to community pathologists, biopharmaceutical companies and other researchers.
As of March 31, 2009, we owned a 50.2% voting interest in Clarient.

Three months ended March 31, 2009 versus the three months ended March 31, 2008
Revenue: Revenue of $22.4 million for the three months ended March 31, 2009 increased 41.3%, or $6.6 million, from $15.9 million in the prior year period. Clarient’s increased revenue resulted from increased cancer diagnostic services volume, increased Medicare reimbursement rates and a favorable mix of higher value services performed in the current period. Clarient continues to expand its client base which has increased to approximately 950 active clients at March 31, 2009 from approximately 900 active clients at December 31, 2008.
During the first quarter of 2008, Clarient expanded the breadth of its cancer diagnostic testing services to include cancer markers for tumors of the colon, prostate and lung. Clarient expects to steadily increase its menu of cancer diagnostic services to include markers for additional tumor types and to deepen its market penetration for the diagnostic services that it currently provides. A number of recently published clinical findings have promoted the use of certain biomarkers to predict patient response to a class of colorectal cancer drugs that are focused on blocking the epidermal growth factor receptor (“EGFR”) signaling pathway. Clarient’s tests such as K-ras (a newly emerging biomarker) to outline alterations in the EGFR pathway are therefore becoming a more recognized tool in the medical community for predicting an individual’s response to drug therapies for colorectal cancers.
Clarient has also steadily increased the depth of its diagnostic services for certain cancer types that it has previously provided, including lymphoma/leukemia. Clarient’s expanding capabilities in immunohistochemistry (IHC), flow cytometry, fluorescent in situ hybridization (FISH), and molecular/PCR, and its marketing of such capabilities, have enabled its revenue growth in the three months ended March 31, 2009 as compared to the prior year period. Clarient anticipates that its revenue will continue to increase as it further executes its operational strategy of expanding the breadth and depth of its cancer diagnostic services, and the means by which its services are marketed and delivered to its customers.
In July 2008, the Medicare rate increase for Technical CPT codes under the Physician Fee Schedule that retroactively took effect as of January 1, 2008 was extended eighteen months through December 31, 2009. Effective January 1, 2009, numerous other CPT codes under the Physician Fee Schedule and Clinical Fee Schedule for services Clarient performs generally increased through December 31, 2009.
Cost of Sales. Cost of sales for the three months ended March 31, 2009 was $9.0 million compared to $7.4 million in the prior year period, an increase of $1.6 million, or 21.2%. The $1.6 million increase was driven by the increase in volume as measured by the number of diagnostic tests performed; and was primarily related to additional laboratory personnel costs of $0.4 million, increased laboratory supplies expense of $0.6 million, increased cost of tests performed on Clarient’s behalf by other laboratories of $0.5 million and an increase in shipping expense of $0.1 million.
Gross margin for the three months ended March 31, 2009 was 60.1% compared to 53.4% in the prior year period. The increase in gross margin was primarily driven by an overall increase in revenue, including higher value cancer diagnostic services. In addition, employee productivity continues to improve based on Clarient’s metrics of specimens prepared and tested by month per full time equivalent (FTE) employee. Clarient also realized greater economies of scale in operations through its business growth as compared to the prior year.
Clarient anticipates that gross margins will improve as its testing volume increases. Clarient continues to improve the efficiency and effectiveness of its laboratory operations. Gross margins could be adversely affected, however, if the adjusted Medicare reimbursement rates (effective January 1, 2009) are decreased after December 31, 2009.
Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2009 were $12.6 million, an increase of approximately $4.0 million, or 46.1%, compared to $8.7 million in the prior year period. The increase was primarily related to additional sales and marketing personnel costs of $1.6 million (which included increased sales commission expense of $0.7 million due to increased revenue), higher corporate development expenses of $0.4 million, a $0.3 million increase in stock-based compensation expense and a $1.2 million increase in bad debt expense.
The increase in bad debt expense is primarily related to Clarient’s increase in revenue as compared to the prior year and the impact on cash collections of delays in Clarient’s internal billing and collection efforts. Bad debt expense was also impacted by higher loss experience in the second half of 2008 which increased the historical loss factor used in the bad debt calculation for the three months ended March 31, 2009. Clarient expects that bad debt expense as a percentage of revenue in 2009 will be less as compared to 2008 as Clarient further staffs its in house billing and collection department, more effectively manages its billing and collection function and improves the quality of its billing and collection processes.
Interest, Net. Interest expense, net, was $0.2 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively. The decrease was due to lower outstanding borrowings under Clarient’s third party financing facilities.

Life Sciences
The following partner companies were included in Life Sciences during the three months ended March 31, 2009 and 2008:

	Safeguard Ownership as of March 31,
Partner Company	2009	2008	Accounting Method
Advanced BioHealing, Inc.	28.3%	28.3%	Equity Method
Alverix, Inc.	50.0%	50.0%	Equity Method
Avid Radiopharmaceuticals, Inc.	13.9%	14.2%	Cost Method
Cellumen, Inc.	51.4%	40.3%	Equity Method (1)
Garnet BioTherapeutics, Inc.	31.1%	N /A	Equity Method
Molecular Biometrics, Inc.	37.8%	N/A	Equity Method
NuPathe, Inc.	23.5%	26.2%	Equity Method
Rubicor Medical, Inc.	44.6%	35.7%	Equity Method
Tengion, Inc.	4.5%	N/A	Cost Method

(1)
During the three months ended March 31, 2009, the Company’s voting interest in Cellumen, Inc. increased to 51.4%, on an as-converted basis, from 40.3%. Due to the substantive participating rights of the minority shareholders in the significant operating decisions of Cellumen, the Company continues to account for its holdings in Cellumen under the equity method.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Equity loss	$(3,424)	$(4,386)

Equity Loss. Equity loss fluctuates with the number of Life Sciences partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag basis. Equity loss for Life Sciences decreased $1.0 million in the three months ended March 31, 2009 compared to the prior year period. The decrease in equity loss was primarily due to smaller losses incurred at certain partner companies.

Technology
The following partner companies were included in Technology during the three months ended March 31, 2009 and 2008:

	Safeguard Ownership as of March 31,
Partner Company	2009	2008	Accounting Method
Advantedge Healthcare Solutions, Inc.	37.6%	35.1%	Equity Method
Authentium, Inc.	20.0%	19.9%	Equity Method (1)
Beyond.com, Inc.	37.1%	37.1%	Equity Method
Bridgevine, Inc.	24.4%	20.8%	Equity Method
Kadoo, Inc.(2)	14.0%	14.0%	Cost Method
GENBAND, Inc.	2.2%	12.2%	Cost Method
Portico Systems, Inc.	46.0%	46.8%	Equity Method
Swaptree, Inc.	29.3%	N/A	Equity Method

(1)
During the third quarter of 2008, we increased our ownership interest in Authentium, Inc. to the 20.0% threshold at which we believe we exercise significant influence. Accordingly, we adopted the equity method of accounting for our holdings in Authentium. We have adjusted the financial statements for all prior periods presented to retrospectively apply the equity method of accounting for our holdings in Authentium since the initial date of acquisition in April 2006

(2)	In the fourth quarter of 2008, we impaired the entire carrying value of Kadoo, Inc. which has since ceased operations.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Equity loss	$(2,079)	$(2,114)

Equity Loss. Equity loss fluctuates with the number of Technology partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag. Equity loss for Technology decreased $0.1 million in the three months ended March 31, 2009 compared to the prior year period. The decrease was due to smaller losses incurred at certain partner companies.

Corporate Operations

	Three Months Ended March 31,
	2009	2008
	(In thousands)
General and administrative	$(3,730)	$(4,733)
Stock-based compensation	(595)	(518)
Depreciation	(37)	(46)
Interest income	156	925
Interest expense	(735)	(1,055)
Other income (loss), net	(245)	361
Equity loss	(10)	(114)

	$(5,196)	$(5,180)

Three months ended March 31, 2009 versus the three months ended March 31, 2008
General and Administrative Costs. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and travel-related costs. General and administrative costs decreased $1.0 million as compared to the prior year period. The decrease is primarily attributable to a $0.2 million decrease in employee costs, $0.4 million decrease in professional fees and $0.1 million decrease in facility costs.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. The $0.1 million increase relates to recent grants of performance-based stock options and restricted stock awards. Stock-based compensation expense related to corporate operations is included in selling, general and administrative in the Consolidated Statements of Operations.
Interest Income. Interest income includes all interest earned on available cash and marketable security balances. Interest income decreased $0.8 million in the first quarter of 2009 compared to the prior year period due to a decrease in interest rates and a decrease in average invested cash balances.
Interest Expense. Interest expense is primarily related to our 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense decreased $0.3 million in the first quarter of 2009 as compared to the prior year period. The decline was attributable to the repurchase of $43 million in face value of the 2024 Debentures in 2008.
Other income (loss), net. Other income (loss), net for the three months ended March 31, 2009 included an impairment charge related to a private equity fund of $0.3 million. Other income (loss), net for the three months ended March 31, 2008 included a gain on sale of land of $0.3 million.
Equity loss. Equity loss for both periods presented related to our private equity holdings accounted for under the equity method.
Income Tax Expense
Income tax expense (benefit) for the three months ended March 31, 2009 and 2008 was $0 for both periods. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in each period was offset by a valuation allowance.

Discontinued Operations
In March 2007, Clarient sold its technology business and related intellectual property to Carl Zeiss MicroImaging, Inc. (“Zeiss”) for an aggregate purchase price of $12.5 million. (the “ACIS Sale”) The $12.5 million consisted of $11.0 million in cash and an additional $1.5 million in contingent purchase price, subject to the satisfaction of certain post-closing conditions through March 2009. During March 2009, Clarient received correspondence from Zeiss which acknowledged the satisfaction of the post-closing conditions and the related $1.5 million payment due. In April 2009, Clarient received $1.5 million from Zeiss which was recorded in income from discontinued operations within the Consolidated Statement of Operations for the three months ended March 31, 2009.
In May 2008, we consummated a transaction (the “Bundle Sale”) pursuant to which we sold all of our equity and debt interests in Acsis, Inc. (“Acsis”), Alliance Consulting Group Associates, Inc. (“Alliance Consulting”), Laureate Pharma, Inc. (“Laureate Pharma”), ProModel Corporation (“ProModel”) and Neuronyx, Inc. (“Neuronyx”). Of the companies included in the Bundle Sale, Acsis, Alliance Consulting and Laureate Pharma were consolidated partner companies and are reported in discontinued operations for all periods presented. The loss from discontinued operations, net of tax in the first quarter of 2008 of $7.1 million was primarily attributable to a $3.6 million impairment loss related to the Bundle Sale and $3.0 million in losses resulting from the first quarter operating results of Acsis, Alliance Consulting and Laureate Pharma.
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
As of March 31, 2009, at the parent company level, we had $84.4 million of cash and cash equivalents and $6.4 million of marketable securities for a total of $90.8 million. In addition, we had $6.9 million of cash held in escrow, including accrued interest, related to the Bundle Sale and the sale of Pacific Title and Art Studio. Clarient, our consolidated partner company, had cash and cash equivalents of $4.7 million.
In connection with the Bundle Sale, an aggregate of $6.4 million of the gross proceeds of the sale were placed in escrow pending the expiration of a predetermined notification period, subject to possible extension in the event of a claim against the escrowed amounts. On April 25, 2009, the purchaser in the Bundle Sale notified us of claims being asserted against the entire escrowed amounts. We do not believe that such claims are valid. The proceeds being held in escrow will remain there until the dispute over the claims have been settled or determined pursuant to legal process.
In February 2004, we completed the sale of the 2024 Debentures. At March 31, 2009, we had $86.0 million in face value of the 2024 Debentures outstanding. Interest on the 2024 Debentures is payable semi-annually. At the holders’ option, the 2024 Debentures are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the 2024 Debentures is $7.2174 of principal amount per share. The closing price of our common stock on March 31, 2009 was $0.55. The 2024 Debentures holders have the right to require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest. The 2024 Debentures holders also have the right to require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we have the right to redeem all or some of the 2024 Debentures. None of these conditions are satisfied as of today.
During 2008, we repurchased $43.0 million in face value of the 2024 debentures for $33.5 million in cash, including accrued interest. During 2006, we repurchased $21.0 million in face value of the 2024 Debentures for $16.4 million in cash, including accrued interest.

On May 2, 2008, our Board of Directors authorized us, from time to time and depending on market conditions, to repurchase shares of our outstanding common stock, with up to an aggregate value of $10.0 million, exclusive of fees and commissions. These repurchases, as well as any repurchases of 2024 Debentures, have and will be made in open market or privately negotiated transactions in compliance with the U.S. Securities and Exchange Commission and other applicable legal requirements. The manner, timing and amount of any purchases have and will be determined by us based upon an evaluation of market conditions, stock price and other factors. Our Board of Directors’ authorizations regarding common stock and 2024 Debenture repurchases do not obligate us to acquire any particular amount of common stock or 2024 Debentures and may be modified or suspended at any time at our discretion. During the year ended December 31, 2008 we repurchased approximately 975 thousand shares of common stock at a cost of $1.3 million.
On February 6, 2009, the Company entered into a new loan agreement which provides the Company with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility will be based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts and not less than 75% of its investment and securities accounts at the bank. The credit facility matures on December 31, 2010. Availability under the Company’s new revolving credit facility at March 31, 2009 was $50.0 million.
In conjunction with the execution of the loan agreement, the Company is terminating its prior revolving credit facility.
In connection with the sale of CompuCom Systems, Inc. (“CompuCom”) in 2004, the Company provided a letter of credit to the landlord of CompuCom’s Dallas headquarters, which letter of credit will expire on March 19, 2019, in an amount equal to $6.3 million. At March 31, 2009, the required cash collateral, pursuant to the Company’s prior revolving credit facility, was $6.3 million, which amount was included within Cash and cash equivalents on the Consolidated Balance Sheet as of that date.
We have committed capital of approximately $6.8 million, including conditional commitments to provide non-consolidated partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $6.5 million which is expected to be funded in the next 12 months. We may seek to further reduce our current ownership interests in, and our existing commitments to, the funds in which we hold interests.
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
In May 2001, we entered into a $26.5 loan agreement with Warren V. Musser, our former Chairman and Chief Executive Officer. In December 2006, we restructured the obligation to reduce the amount outstanding to $14.8 million, bearing an interest rate of 5.0% per annum. Cash payments, when received, are recognized as Recovery-related party in our Consolidated Statements of Operations. Since 2001 and through March 31, 2009 we received a total of $16.3 million in cash payments on the loan. The carrying value of the loan at March 31, 2009 was zero.
We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for further distribution to such fund’s limited partners (the “clawback”). The maximum clawback we could be required to return for our general partner interest is $3.6 million, of which $2.5 million was reflected in accrued expenses and other current liabilities and $1.1 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2009.
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

For the reasons we presented above, we believe our cash and cash equivalents at March 31, 2009, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including commitments to our existing companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.
Consolidated Partner Company
On March 25, 2009 Clarient entered into a Stock Purchase Agreement with Oak Investment Partners XII (“Oak”) pursuant to which Clarient agreed to sell and issue to Oak, up to an aggregate of 6.6 million shares of its Series A Convertible Preferred Stock in two or more tranches for aggregate consideration of up to $50.0 million. The initial closing occurred on March 26, 2009, at which time Clarient issued and sold 3.8 million preferred shares for proceeds of $29.1 million. After paying closing fees and legal expenses, Clarient used the remaining proceeds to repay in full the outstanding balance of $9.8 million on its revolving credit agreement, deposit $2.3 million in a restricted cash account to support a standby letter of credit and repay us $14.0 million of the outstanding balance on the subordinated revolving credit line we provide to Clarient (the “Mezzanine Facility”). In connection with the Oak Purchase Agreement, on March 26, 2009, the Mezzanine Facility was amended to reduce the maximum principal amount from $30.0 million to $10.0 million.
On July 31, 2008, Clarient entered into a $8.0 million secured credit agreement with a finance company which was amended and restated on February 27, 2009. The secured credit agreement expires on January 31, 2010. Actual availability under the facility is limited by Clarient’s qualified accounts receivable and certain liquidity factors. Clarient reduced indebtedness to us under the Mezzanine Facility with a portion of the proceeds borrowed under the revolving credit facility.
In March 2007, we provided the Mezzanine Facility to Clarient. Under the Mezzanine Facility, we committed to provide Clarient access to up to $12.0 million in working capital funding, which was reduced to $6.0 million as a result of the ACIS Sale. On March 14, 2008, the Mezzanine Facility was extended through April 15, 2009, and increased from $6.0 million to $21.0 million. In connection with the extension and increase of the Mezzanine Facility, the Company received from Clarient five-year warrants to purchase shares of Clarient common stock with an exercise price of $0.01 per share. The Company received 1.6 million of these warrants at the time of the extension of the Mezzanine Facility and the Company received an additional 1.7 million warrants through September 2008, based on the amount of borrowings remaining outstanding under the Mezzanine Facility at certain interim dates. On February 27, 2009 the Mezzanine Facility was further refinanced, renewed and expanded to $30.0 million. In connection with such renewal, Clarient issued us fully vested five-year warrants to purchase 500,000 shares of Clarient common stock at an exercise price of $1.376 (Clarient’s 20-day trailing close price of its common stock as of February 6, 2009). The Mezzanine Facility as amended has a maturity date of April 1, 2010. Borrowings under the Mezzanine Facility bear interest at an annual rate of 14.0%.
Clarient expects a second closing to occur under the Oak Purchase Agreement on or about May 14, 2009, which will result in the issuance and sale of an additional 1.4 million preferred shares for proceeds of approximately $10.9 million (the “Second Oak Closing). Clarient expects to use a portion of the proceeds from the Second Oak Closing to repay in full and terminate the Mezzanine Facility and to use the remainder to support its working capital requirements.
Clarient believes that the collective funds to be made available in the Second Oak Closing, availability under its $8.0 million secured credit agreement and the cash generated from its operations will be adequate to support its operations and growth through 2009 and into 2010. Nonetheless, Clarient can provide no assurance of such expectation. The level of cash collections by its billing and collection department during 2008 and the first quarter of 2009 have not increased at the same rate as its revenue has increased. Clarient relies on cash collections to support its general working capital needs, and therefore, if its cash collections in 2009 do not to keep pace with revenue growth, Clarient may require additional financing.

Analysis of Parent Company Cash Flows
Cash flow activity for the Parent Company was as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net cash used in operating activities	$(4,177)	$(3,069)
Net cash provided by (used in) investing activities	15,310	(19,345)
Net cash provided by financing activities	—	—

	$11,133	$(22,414)

Cash Used In Operating Activities
Cash used in operating activities increased $1.1 million. The change was primarily related to working capital changes.
Net Cash (Used in) Provided by Investing Activities
Net cash provided by investing activities increased by $34.7 million. The increase primarily related to a $15.5 million increase in repayment of advances to partner companies, a decrease of $8.5 million in advances to partner companies, a $10.2 million net increase in cash from marketable securities and a $0.8 million decrease in restricted cash.
Consolidated Working Capital from Continuing Operations
Consolidated working capital from continuing operations was $109 million at March 31, 2009, an increase of $20.6 million compared to December 31, 2008. The increase was primarily due to Clarient’s sale of 3.8 million shares of preferred stock for $29.1 million in cash, partially offset by Clarient’s repayment of the outstanding balance of $9.8 million on its revolving credit agreement.
Analysis of Consolidated Company Cash Flows
Cash flow activity was as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net cash used in operating activities	$(6,816)	$(6,308)
Net cash provided by (used in) investing activities	1,013	(8,409)
Net cash provided by (used in) financing activities	19,801	(7,093)

	$13,998	$(21,810)

Net Cash Used In Operating Activities
Cash used in operating activities increased $0.5 million. The change was primarily related to working capital changes.
Net Cash Provided by Investing Activities
Net cash provided by investing activities increased by $9.4 million. The increase is primarily related to a $10.2 million net increase in cash from marketable securities, a $2.1 million decrease in cash flows used in discontinued operations, partially offset by a $2.0 million net increase in restricted cash, a $0.4 million increase in cash used for acquisitions of ownership interests in partner companies and funds, net of cash acquired, a $0.3 million increase in advances to partner companies and a $0.2 million increase in capital expenditures.

Net Cash (Used In) Provided by Financing Activities
Net cash provided by financing activities increased by $26.9 million. The increase is primarily related to a $27.9 million increase in proceeds from the issuance of subsidiary common stock offset by $1.2 million net repayments on outstanding borrowings.
Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments related to continuing operations as of March 31, 2009 by period due or expiration of the commitment.

	Payments Due by Period
		Remainder of	2010 and	2012 and	Due after
	Total	2009	2011	2013	2013
	(In millions)
Contractual Cash Obligations:
Lines of credit	$5.9	$5.9	$—	$—	$—
Capital leases	1.8	0.4	1.2	0.2	—
Convertible senior debentures(a)	86.0	—	—	—	86.0
Operating leases	14.4	1.6	4.5	4.6	3.7
Funding commitments(b)	6.8	6.4	0.4	—	—
Potential clawback liabilities(c)	3.6	2.5	1.1	—	—
Other long-term obligations(d)	4.0	0.6	1.5	1.5	0.4

Total Contractual Cash Obligations	$122.5	$17.4	$8.7	$6.3	$90.1

	Amount of Commitment Expiration by Period
		Remainder of	2010 and	2012 and	After
	Total	2009	2011	2013	2013
	(In millions)
Other Commitments:
Letters of credit(e)	$8.6	$0.8	$1.5	$—	$6.3

(a)
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

(b)
These amounts include funding commitments to private equity funds which have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management. Also included are $5.9 million conditional commitments to provide non-consolidated partner companies with additional funding.

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

(d)	Reflects the amount payable to our former Chairman and CEO under a contract.

(e)
Letters of credit include a $6.3 million letter of credit provided to the landlord of CompuCom’s Dallas headquarters lease in connection with the sale of CompuCom in 2004 and a $2.3 million letter of credit issued by Clarient supporting its office lease.

We have employment agreements with certain executive officers that provide for severance payments to the executive officer in the event the officer is terminated without cause or in the event the officer terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $8.0 million at March 31, 2009.
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

•
the intensifying competition affecting the products and services our partner companies offer could adversely affect their businesses, financial condition, results of operations and prospects for growth;

•	the inability to adapt to the rapidly changing marketplaces;

•	the inability to manage growth;

•	the need for additional capital to fund their operations, which we may not be able to fund or which may not be available from third parties on acceptable terms, if at all;

•	the inability to protect their proprietary rights and/or infringing on the proprietary rights of others;

•	the certain of our partner companies could face legal liabilities from claims made against them based upon their operations, products or work;

•	the impact of economic downturns on their operations, results and growth prospects;

•	the inability to attract and retain qualified personnel; and

•	the existence of government regulations and legal uncertainties may place financial burdens on the businesses of our partner companies.
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
Our consolidated financial results also may vary significantly based upon which partner companies are included in our financial statements. For example:
•	For the three months ended March 31, 2009 and year ended December 31, 2008, we consolidated the results of operations of Clarient in continuing operations.
Our business model does not rely, or plan, upon the receipt of operating cash flows from our partner companies. Our partner companies currently provide us with no cash flow from their operations. We rely on cash on hand, liquidity events and our ability to generate cash from capital raising activities to finance our operations.
We need capital to develop new partner company relationships and to fund the capital needs of our existing partner companies. We also need cash to service and repay our outstanding debt, finance our corporate overhead and meet our existing funding commitments. As a result, we have substantial cash requirements. Our partner companies currently provide us with no cash flow from their operations. To the extent our partner companies generate any cash from operations; they generally retain the funds to develop their own businesses. As a result, we must rely on cash on hand, liquidity events and new capital raising activities to meet our cash needs. If we are unable to find ways of monetizing our holdings or to raise additional capital on attractive terms, we may face liquidity issues that will require us to curtail our new business efforts, constrain our ability to execute our business strategy and limit our ability to provide financial support to our existing partner companies.
Fluctuations in the price of the common stock of our publicly traded holdings may affect the price of our common stock.
Fluctuations in the market prices of the common stock of our publicly traded holdings are likely to affect the price of our common stock. The market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. For example, the aggregate market value of our holdings in Clarient (Nasdaq: CLRT), our only public company holding, at March 31, 2009 was approximately $104.6 million and at December 31, 2008 was approximately $75.8 million.
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
Although we may seek a controlling equity interest and participation in the management of our partner companies, we may not be able to control the significant business decisions of our partner companies. We may have shared control or no control over some of our partner companies. In addition, although we currently own a controlling interest in some of our partner companies, we may not maintain this controlling interest. Acquisitions of interests in partner companies in which we share or have no control, and the dilution of our interests in or loss of control of partner companies, will involve additional risks that could cause the performance of our interests and our operating results to suffer, including:
•	the management of a partner company having economic or business interests or objectives that are different than ours; and

•	the partner companies not taking our advice with respect to the financial or operating difficulties they may encounter.
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
The Investment Company Act of 1940 regulates companies which are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. Under the Investment Company Act, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. We refer to this test as the “40% Test.” Securities issued by companies other than consolidated partner companies are generally considered “investment securities” for purpose of the Investment Company Act; unless other circumstances exist which actively involve the company holding such interests in the management of the underlying company. We are a company that partners with growth-stage technology and life sciences companies to build value; we are not engaged primarily in the business of investing, reinvesting or trading in securities. We are in compliance with the 40% Test. Consequently, we do not believe that we are an investment company under the Investment Company Act.
We monitor our compliance with the 40% Test and seek to conduct our business activities to comply with this test. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively helping our partner companies in their efforts to build value. In order to continue to comply with the 40% Test, we may need to take various actions which we would otherwise not pursue. For example, we may need to retain a controlling interest in a partner company that we no longer consider strategic, we may not be able to acquire an interest in a company unless we are able to obtain a controlling ownership interest in the company, or we may be limited in the manner or timing in which we sell our interests in a partner company. Our ownership levels also may be affected if our partner companies are acquired by third parties or if our partner companies issue stock which dilutes our controlling ownership interest. The actions we may need to take to address these issues while maintaining compliance with the 40% Test could adversely affect our ability to create and realize value at our partner companies.
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

We have material weaknesses in our internal control over financial reporting and cannot provide assurance that additional material weaknesses will not be identified in the future. Our failure to effectively maintain our internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause us to fail to meet our reporting obligations, cause investors to lose confidence in our reported financial information and/or have a negative effect on our stock price.
We have determined that we had deficiencies in our internal control over financial reporting as of December 31, 2008 that constituted “material weaknesses” as defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5. These material weaknesses are identified in Item 9A, Controls and Procedures within our Annual Report on Form 10-K for the year ended December 31, 2008.
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
The New York Stock Exchange (“NYSE”) listing standards require us, among other things, to maintain an average closing price of at least $1.00 per share of common stock during any consecutive 30-trading-day period. On November 4, 2008, we were notified by the NYSE that we were not in compliance with the NYSE listing standard relating to minimum average share price. We have notified the NYSE of our intent to cure the deficiency; and, if necessary, we will undertake a reverse split of our common stock in order to do so. Based on currently applicable NYSE rules, we must bring our share price and average share price back above $1.00 on or before September 1, 2009, subject to possible extension, to regain compliance with the NYSE’s price condition, or our common stock will be subject to suspension and delisting procedures. During the cure period and subject to compliance with NYSE’s other continued listing standards; our common stock will continue to be listed on the NYSE.
A delisting of our common stock from the NYSE would negatively impact us because it would, unless we were able to obtain a listing for our common stock on another national or regional securities exchange, trigger a situation where the holders of our currently outstanding convertible debentures would have the right to cause us to redeem the convertible debentures held by such holders at face value. It is uncertain whether the Company would be able to make such redemption, based upon its available cash on hand, cash equivalents and other potential sources of funding. In addition, any delisting by the NYSE could or would also: (i) reduce the liquidity and market price of our common stock; (ii) reduce the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limit our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets, and (iv) impair our ability to provide equity incentives to our employees.
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
The technology and life sciences marketplaces are characterized by:
•	rapidly changing technology;

•	evolving industry standards;

•	frequently introducing new products and services;

•	shifting distribution channels;

•	evolving government regulation;

•	frequently changing intellectual property landscapes; and

•	changing customer demands.
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
Based on our business model, some or all of our partner companies will need to raise additional capital to fund their operations at any given time. We may not be able to fund some or all of such amounts and such amounts may not be available from third parties on acceptable terms, if at all.
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
In addition, the downturn in the economy as well as possible governmental responses to such downturn and/or to specific situations in the economy could affect the business prospects of certain of our partner companies, including, but not limited to, in the following ways: weaknesses in the financial services industries; reduced business and/or consumer spending; and/or systematic changes in the ways the healthcare system operates in the United States.
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
Our partner companies are dependent upon their ability to attract and retain senior management and key personnel, including trained technical and marketing personnel. Our partner companies also will need to continue to hire additional personnel as they expand. At present, none of our partner companies have employees represented by labor unions. Although our partner companies have not been the subject of a work stoppage, any future work stoppage could have a material adverse effect on their respective operations. A shortage in the availability of the requisite qualified personnel or work stoppage would limit the ability of our partner companies to grow, to increase sales of their existing products and services, and to launch new products and services.

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
Some of our partner companies are subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as to the safety and health of manufacturing and laboratory employees. In addition, the federal Occupational Safety and Health Administration have established extensive requirements relating to workplace safety.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our securities. At March 31, 2009, these securities included our equity position in Clarient, our publicly traded partner company, which has experienced significant volatility in its stock price. Historically, we have not attempted to reduce or eliminate our market exposure on publicly traded securities. Based on closing market price at March 31, 2009, the fair market value of our holdings in Clarient was approximately $104.6 million. A 20% decrease in Clarient’s stock price as of that date would result in an approximate $20.9 million decrease in the fair value of our holdings in Clarient.
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

					Fair
	Remainder of			After	Value at
Liabilities	2009	2010	2011	2011	March 31, 2009
2024 Debentures due by year (in millions)	$—	$—	$—	$86.0	$63.6
Fixed interest rate	2.625%	2.625%	2.625%	2.625%	N/A
Interest expense (in millions)	$1.7	$2.3	$2.3	$27.6	N/A

Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2008 that were not remediated as of March 31, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
During the three months ended March 31, 2009, our efforts continued in addressing the material weaknesses in our internal control over financial reporting. The steps we have undertaken in 2009 are discussed in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2008. We are in the process of evaluating the design and operating effectiveness of our internal control over financial reporting, which as a result of our remediation plan, include certain enhanced controls within the accounts receivable, revenue and billing processes.
In light of our unremediated material weaknesses, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our business strategy involves the acquisition of new businesses on an on-going basis, most of which are young, growing companies. Typically, these companies have not historically had all of the controls and procedures they would need to comply with the requirements of the Securities Exchange Act of 1934 and the rules promulgated there under. These companies also frequently develop new products and services. Following an acquisition, or the launch of a new product or service, we work with the company’s management to implement all necessary controls and procedures.

PART II OTHER INFORMATION
Item 1A. Risk Factors
Except as set forth below, there have been no material changes in our risk factors from the information set forth above under the heading “Factors That May Affect Future Results” and in our Annual Report on Form 10-K for the year ended December 31, 2008.
Fluctuations in the price of the common stock of our publicly traded holdings may affect the price of our common stock.
Fluctuations in the market prices of the common stock of our publicly traded holdings are likely to affect the price of our common stock. The market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. For example, the aggregate market value of our holdings in Clarient (Nasdaq: CLRT) at March 31, 2009 was approximately $104.6 million, and at December 31, 2008 was approximately $75.8 million.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

			Incorporated Filing
			Reference
				Original
Exhibit			Form Type &	Exhibit
Number		Description	Filing Date	Number
10.1	*	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	Form 10-K 3/19/09	10.4
10.2		Loan and Security Agreement dated as of February 6, 2009, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 2/11/09	10.1
10.3		Fourth Amendment to Amended and Restated Loan Agreement, dated as of January 27, 2009, by and between Comerica Bank and Clarient, Inc.	(1)	10.2
10.4		Fifth Amendment to Amended and Restated Loan Agreement dated February 27, 2009, by and between Clarient, Inc. and Comerica Bank	(2)	10.2
10.5		Second Amended and Restated Senior Subordinated Revolving Credit Agreement dated February 27, 2009 by and between Safeguard Delaware, Inc. and Clarient, Inc.	(2)	10.3
10.6		Amended and Restated Registration Rights Agreement dated February 27, 2009 by and among Safeguard Delaware, Inc., Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and Clarient, Inc.	(2)	10.4
10.7		Amendment to Securities Purchase Agreement dated March 26, 2009, by and between Clarient, Inc. and Safeguard Delaware, Inc. and its affiliates	(3)	10.4
10.8		First Amendment and Consent to Second Amended and Restated Senior Subordinated Revolving Credit Agreement dated March 26, 2009 by and between Safeguard Delaware, Inc. and Clarient, Inc.	(3)	10.5
10.9		Stockholders Agreement dated March 26, 2009 by and among Safeguard Delaware, Inc., Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and Oak Investment Partners XII, Limited Partnership	(3)	10.6
31.1	†	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2	†	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1	†	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2	†	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith.

*	Management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference to the Current Report on Form 8-K filed on February 2, 2009 by Clarient, Inc. (SEC File No. 000-22677).

(2)	Incorporated by reference to the Current Report on Form 8-K filed on March 2, 2009 by Clarient, Inc. (SEC File No. 000-22677).

(3)	Incorporated by reference to the Current Report on Form 8-K filed on March 27, 2009 by Clarient, Inc. (SEC File No. 000-22677).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date: May 11, 2009	PETER J. BONI
Peter J. Boni
President and Chief Executive Officer

Date: May 11, 2009	STEPHEN T. ZARRILLI
Stephen T. Zarrilli
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

			Incorporated Filing
			Reference
				Original
Exhibit			Form Type &	Exhibit
Number		Description	Filing Date	Number
10.1	*	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	Form 10-K 3/19/09	10.4
10.2		Loan and Security Agreement dated as of February 6, 2009, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 2/11/09	10.1
10.3		Fourth Amendment to Amended and Restated Loan Agreement, dated as of January 27, 2009, by and between Comerica Bank and Clarient, Inc.	(1)	10.2
10.4		Fifth Amendment to Amended and Restated Loan Agreement dated February 27, 2009, by and between Clarient, Inc. and Comerica Bank	(2)	10.2
10.5		Second Amended and Restated Senior Subordinated Revolving Credit Agreement dated February 27, 2009 by and between Safeguard Delaware, Inc. and Clarient, Inc.	(2)	10.3
10.6		Amended and Restated Registration Rights Agreement dated February 27, 2009 by and among Safeguard Delaware, Inc., Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and Clarient, Inc.	(2)	10.4
10.7		Amendment to Securities Purchase Agreement dated March 26, 2009, by and between Clarient, Inc. and Safeguard Delaware, Inc. and its affiliates	(3)	10.4
10.8		First Amendment and Consent to Second Amended and Restated Senior Subordinated Revolving Credit Agreement dated March 26, 2009 by and between Safeguard Delaware, Inc. and Clarient, Inc.	(3)	10.5
10.9		Stockholders Agreement dated March 26, 2009 by and among Safeguard Delaware, Inc., Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and Oak Investment Partners XII, Limited Partnership	(3)	10.6
31.1	†	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2	†	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1	†	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2	†	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith.

*	Management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference to the Current Report on Form 8-K filed on February 2, 2009 by Clarient, Inc. (SEC File No. 000-22677).

(2)	Incorporated by reference to the Current Report on Form 8-K filed on March 2, 2009 by Clarient, Inc. (SEC File No. 000-22677).

(3)	Incorporated by reference to the Current Report on Form 8-K filed on March 27, 2009 by Clarient, Inc. (SEC File No. 000-22677).