Form 10-Q
period 2009-06-30
SAFEGUARD SCIENTIFICS INC
filed 2009-08-07
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2009
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
Yes ☐     No ☑
Number of shares outstanding as of August 6, 2009
Common Stock 122,339,312

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(In thousands except
	per share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$47,305	$75,051
Cash held in escrow and restricted cash	6,433	6,433
Marketable securities	38,503	14,701
Restricted marketable securities	—	1,990
Accounts receivable, less allowances ($8,045— 2008)	—	20,465
Prepaid expenses and other current assets	680	1,507

Total current assets	92,921	120,147
Property and equipment, net	347	12,369
Ownership interests in and advances to companies ($180,033 at fair value at June 30, 2009)	262,957	85,561
Goodwill	—	12,729
Cash held in escrow and restricted cash — long-term	476	501
Other	752	1,095

Total Assets	$357,453	$232,402

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of credit line borrowings	$—	$14,104
Current maturities of long-term debt	—	263
Accounts payable	171	3,337
Accrued compensation and benefits	2,313	5,758
Accrued expenses and other current liabilities	5,415	8,285

Total current liabilities	7,899	31,747
Long-term debt	—	345
Other long-term liabilities	5,265	9,600
Convertible senior debentures	86,000	86,000

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 500,000 shares authorized; 122,314 and 121,589 shares issued and outstanding in 2009 and 2008, respectively	12,231	12,159
Additional paid-in capital	778,383	763,323
Accumulated deficit	(532,325)	(669,526)
Accumulated other comprehensive income (loss)	—	(29)
Treasury stock, at cost	—	(1,217)

Total shareholders’ equity	258,289	104,710

Total Liabilities and Shareholders’ Equity	$357,453	$232,402

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands except per share data) (Unaudited)
Revenue	$11,647	$16,916	$34,839	$32,802

Operating Expenses:
Cost of sales	4,845	8,510	13,811	15,907
Selling, general and administrative	10,983	14,266	28,072	28,222

Total operating expenses	15,828	22,776	41,883	44,129

Operating loss	(4,181)	(5,860)	(7,044)	(11,327)
Other income (loss), net	158,573	2,263	158,328	2,623
Recovery — related party	—	3	—	4
Interest income	111	790	268	1,719
Interest expense	(817)	(1,191)	(1,743)	(2,565)
Equity loss	(7,446)	(5,313)	(12,959)	(11,927)

Net income (loss) from continuing operations before income taxes	146,240	(9,308)	136,850	(21,473)
Income tax benefit (expense)	14	(4)	14	(4)

Net income (loss) from continuing operations	146,254	(9,312)	136,864	(21,477)
Income (loss) from discontinued operations, net of tax	—	(1,023)	1,500	(8,101)

Net income (loss)	146,254	(10,335)	138,364	(29,578)
Net (income) loss attributable to noncontrolling interest	(24)	1,768	(1,163)	2,157

Net income (loss) attributable to Safeguard Scientifics, Inc.	$146,230	$(8,567)	$137,201	$(27,421)

Basic Income (Loss) Per Share:
Net income (loss) from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$1.20	$(0.06)	$1.12	$(0.16)
Net income (loss) from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	(0.01)	0.01	(0.06)

Net income (loss) attributable to Safeguard Scientifics, Inc. common shareholders	$1.20	$(0.07)	$1.13	$(0.22)

Diluted Income (Loss) Per Share:
Net income (loss) from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$1.09	$(0.06)	$1.03	$(0.16)
Net income (loss) from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	(0.01)	—	(0.06)

Net income (loss) attributable to Safeguard Scientifics, Inc. common shareholders	$1.09	$(0.07)	$1.03	$(0.22)

Average shares used in computing income (loss) per share:
Basic	121,768	122,275	121,707	122,252

Diluted	134,324	122,275	133,968	122,252

Amounts attributable to Safeguard Scientifics, Inc. common shareholders:
Net income (loss) from continuing operations	$146,230	$(7,543)	$136,306	$(19,321)
Net income (loss) from discontinued operations	—	(1,024)	895	(8,100)

Net income (loss) attributable to Safeguard Scientifics, Inc.	$146,230	$(8,567)	$137,201	$(27,421)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Cash flows from operating activities of continuing operations	$(11,656)	$(10,087)
Cash flows from operating activities of discontinued operations	—	(3,288)

Net cash used in operating activities	(11,656)	(13,375)

Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies and funds	—	3,496
Advances to partner companies	(500)	(1,020)
Repayment of advances to companies	5,679	—
Acquisitions of ownership interests in partner companies and funds, net of cash acquired	(10,670)	(7,168)
Repayment of note receivable-related party, net	—	4
Increase in marketable securities	(38,503)	(3,455)
Decrease in marketable securities	14,701	1,854
Increase in restricted cash, net	(1,956)	—
Capital expenditures	(2,138)	(2,270)
Deconsolidation of subsidary cash	(2,667)	—
Proceeds from sale of discontinued operations, net	1,500	83,798
Cash flows from investing activities of discontinued operations	—	(2,867)

Net cash provided by (used in) investing activities	(34,554)	72,372

Cash Flows from Financing Activities:
Borrowings on revolving credit facilities	23,726	10,543
Repayments on revolving credit facilities	(33,237)	(15,540)
Borrowings on term debt	—	672
Repayments on term debt	(107)	(2,467)
Issuance of Company common stock, net	—	64
Issuance of subsidiary equity, net	28,082	603
Repurchase of Company common stock	—	(223)
Cash flows from financing activities of discontinued operations	—	4,790

Net cash provided by (used in) financing activities	18,464	(1,558)

Net Increase (Decrease) in Cash and Cash Equivalents	(27,746)	57,439

Changes in Cash and Cash Equivalents from, and advances to Acsis, Alliance Consulting and Laureate Pharma included in assets of discontinued operations	—	(1,055)

	(27,746)	56,384
Cash and Cash Equivalents at beginning of period	75,051	96,201

Cash and Cash Equivalents at end of period	$47,305	$152,585

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

		Safeguard Scientifics, Inc. Shareholders
			Accumulated
			Other
			Comprehensive			Additional
		Accumulated	Income	Common Stock		Paid-In	Treasury Stock		Noncontrolling
	Total	Deficit	(Loss)	Shares	Amount	Capital	Shares	Amount	Interest
	(In thousands)

Balance — December 31, 2008	$104,710	$(669,526)	$(29)	121,589	$12,159	$763,323	929	$(1,217)	$—
Net income	138,364	137,201	—	—	—	—	—	—	1,163
Impact of subsidiary equity transactions	12,750	—	31	—	—	13,882	—	—	(1,163)
Issuance of restricted stock, net	127	—	—	725	72	(1,162)	(929)	1,217	—
Stock-based compensation expense	2,340	—	—	—	—	2,340	—	—	—
Other comprehensive loss	(2)	—	(2)	—	—	—	—	—	—

Balance — June 30, 2009	$258,289	$(532,325)	$—	122,314	$12,231	$778,383	—	$—	$—

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
2. SUBSIDIARY EQUITY TRANSACTIONS
On March 25, 2009, Clarient, Inc. (“Clarient”) entered into a stock purchase agreement with Oak Investment Partners XII (“Oak”), pursuant to which Clarient agreed to sell up to an aggregate of 6.6 million shares of its Series A Convertible Preferred Stock in two or more tranches for aggregate consideration of up to $50.0 million. Each preferred share is initially convertible, at any time, into four shares of Clarient’s common stock, subject to certain adjustments.
The initial closing of the Oak private placement occurred on March 26, 2009, at which time Clarient issued 3.8 million preferred shares for aggregate consideration of $29.1 million. After paying closing fees and legal expenses, Clarient used the proceeds to repay in full and terminate its revolving credit agreement with a bank and repay a portion of the outstanding balance of its credit facility with the Company. During the first quarter of 2009, the Company accounted for the change in the Company’s ownership interest in Clarient as an equity transaction because the Company retained its controlling financial interest in Clarient. The Company recorded a $14.1 million credit to additional paid-in capital in the first quarter of 2009 which represented the Company’s increase in its investment in Clarient as a result of the Oak investment. In addition, the Company recorded an additional noncontrolling interest of $14.0 million which represented the increase in noncontrolling interest as a result of the Oak investment.
On May 14, 2009, Clarient completed the second closing of the Oak private placement and issued 1.4 million preferred shares for aggregate consideration of $10.9 million. Upon completion of the second closing, Clarient repaid in full and terminated its credit facility with the Company.
Upon the second closing, the Company’s ownership interest in Clarient’s issued and outstanding voting securities, on an as-converted basis, decreased from 50.2% to 47.3% and the Company deconsolidated its holdings in Clarient because it ceased to have a controlling financial interest in Clarient as of such date. The Company recognized an unrealized gain on deconsolidation of $106.0 million in Other income (loss), net in the Consolidated Statements of Operations. The entire unrealized gain on deconsolidation related to the remeasurement to fair value of the Company’s retained interest in Clarient as of the deconsolidation date of May 14, 2009.
3. BASIS OF PRESENTATION
The Company’s Consolidated Financial Statements include the accounts of Clarient in continuing operations through May 14, 2009, the date of its deconsolidation. During 2008, certain consolidated partner companies were sold and are reported in discontinued operations. See Note 4.
The Company has elected to apply the fair-value option to account for its retained interest in Clarient. Unrealized gains and losses on the mark-to-market of its holdings in Clarient are recognized in Income (loss) from continuing operations for all periods subsequent to the date that Clarient was deconsolidated. See Note 7.
The Company’s voting interest in Cellumen, Inc. (“Cellumen”) was 55.0% as of June 30, 2009, on an as-converted basis. Due to the substantive participating rights of the minority shareholders in the significant operating decisions of Cellumen, the Company continues to account for its holdings in Cellumen under the equity method. See Note 16.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. DISCONTINUED OPERATIONS
Clarient Technology Business
In March 2007, Clarient sold its technology business and related intellectual property to Carl Zeiss MicroImaging, Inc. (“Zeiss”) for an aggregate purchase price of $12.5 million. The $12.5 million consisted of $11.0 million in cash and an additional $1.5 million in contingent purchase price, subject to the satisfaction of certain post-closing conditions through March 2009. Clarient recorded the $1.5 million in income from discontinued operation in the first quarter of 2009 and received the $1.5 million from Zeiss in the second quarter of 2009.
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
In the first quarter of 2008, the Company recognized an impairment loss of $3.6 million to write down the aggregate carrying value of the Bundle Companies to the total anticipated proceeds, less estimated costs to complete the Bundle Sale. In the second quarter of 2008, prior to the completion of the Bundle Sale, the Company recorded a net loss of $1.6 million in discontinued operations related to the operations of Acsis, Alliance Consulting and Laureate Pharma. In the second quarter of 2008, the Company recorded a charge of $0.9 million in discontinued operations to accrue for severance payments due to the former CEO of Alliance Consulting in connection with the Bundle Sale and recorded a pre-tax gain on disposal of $1.4 million which was also recorded in discontinued operations.
The gross proceeds to the Company from the Bundle Sale were $74.5 million, of which $6.4 million was placed in escrow pending expiration of a claims period (see Note 17), plus amounts advanced to certain of the Bundle Companies during the time between the signing of the Bundle Sale agreement and its consummation. Guarantees of certain Bundle Company credit facilities by the Company of $31.5 million were eliminated upon the closing of the Bundle Sale.
Results of all discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
	(unaudited)
Revenue	$—	$12,015	$—	$45,712
Operating expenses	—	(13,462)	—	(49,652)
Impairment of carrying value	—	—	—	(3,634)
Other	—	(1,054)	—	(1,547)

Loss from operations	—	(2,501)	—	(9,121)
Gain (loss) on disposal, net of tax	—	1,478	1,500	1,020

Income (loss) from discontinued operations	$—	$(1,023)	$1,500	$(8,101)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. FINANCIAL INSTRUMENTS
Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2—Include other inputs that are directly or indirectly observable in the marketplace.
Level 3—Unobservable inputs which are supported by little or no market activity.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
The following table provides the assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

		Fair Value Measurement at
	Carrying	June 30, 2009 Using
	Value	Level 1	Level 2	Level 3
	(in thousands) (unaudited)
Cash and cash equivalents	$47,305	$47,305	$—	$—
Cash held in escrow and restricted cash	6,433	6,433	—	—
Marketable securities — held-to-maturity:
Commercial paper	13,317	13,317	—	—
U.S. Treasury Bills	15,712	15,712	—	—
Government agency bonds	8,574	8,574	—	—
Certificates of deposit	900	900	—	—
Ownership interest in Clarient	180,033	180,033	—	—
Cash held in escrow and restricted cash — long-term	476	476	—	—

	$272,750	$272,750	$—	$—

The Company’s holdings in Clarient are measured at fair value using quoted prices for Clarient’s common stock as traded on the NASDAQ Capital Market which is considered a Level 1 input under the valuation hierarchy (see Note 7).
As of June 30, 2009, the contractual maturities of the marketable securities were less than one year.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s Consolidated Financial Statements. The Company evaluated subsequent events through August 7, 2009, the date the Consolidated Financial Statements as of and for the period ended June 30, 2009 were issued.
In April 2009, the FASB released FASB Staff Position (“FSP”) 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of financial instruments (“FSP SFAS 107-1 and APB 28-1”) This pronouncement amends FASB 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in the interim financial statements as well as in the annual financial statements. FSP SFAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information in interim financial statements. In addition, the FSP requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. The Company adopted FSP SFAS 107-1 and APB 28-1 on June 30, 2009 and has provided the necessary additional disclosures.
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
In June 2008, the EITF ratified Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock. The consensus will replace EITF 01-6 as a critical component of the literature applied to evaluating financial instruments for debt or equity classification and embedded features for bifurcation as derivatives. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-5 did not have a material impact on the Company’s Consolidated Financial Statements.
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
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”)”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of noncontrolling interests (minority interests) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are treated as equity transactions if the parent retains its controlling financial interest. Losses attributable to the noncontrolling interest that exceed its basis in the subsidiary’s equity result in a deficit noncontrolling interest reflected in the Consolidated Balance Sheet. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the owners of the parent and noncontrolling interest. The amount of net income attributable to noncontrolling interests will be included in consolidated net income on the face of the income statement. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning after November 15, 2008. On January 1, 2009, the Company adopted the provisions of SFAS No. 160. As a result, the Company reflects the portion of equity (net assets) of its consolidated partner companies, if any, not attributable, directly or indirectly, to the Company as a noncontrolling interest within equity, separate from the equity of the Company.
7. OWNERSHIP INTERESTS IN AND ADVANCES TO COMPANIES
As discussed in Notes 2 and 3, the Company deconsolidated its holdings in Clarient as of May 14, 2009. The Company has elected to apply the fair-value option to account for its retained interest in Clarient following deconsolidation.
For the period from May 14, 2009 through June 30, 2009, the Company recognized an unrealized gain of $52.5 million on the mark-to-market of its holdings in Clarient which is included in Other income (loss), net in the Consolidated Statements of Operations. At June 30, 2009, the fair value of the Company’s holdings in Clarient of $180.0 million was included in Ownership interests in and advances to companies in the Consolidated Balance Sheet as of that date (see Note 5).
The Company believes that accounting for its holdings in Clarient at fair value rather than applying the equity method of accounting provides a better measure of the value of its holdings, given the reliable evidence provided by quoted prices in an active market for Clarient’s publicly traded common stock. The Company has not elected the fair value option for its other partner company holdings, which are accounted for under the equity method or cost method, due to less readily determinable evidence of fair value for these privately held companies and due to the potential competitive disadvantage to the Company of such disclosure.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following unaudited summarized financial information for Clarient at March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008, respectively, has been compiled from the unaudited financial statements of Clarient and has been adjusted to correct for an immaterial error (see Note 18).

	March 31,	December 31,
	2009	2008
	(In thousands)
	(unaudited)

Balance Sheets:
Current assets	$34,512	$23,454
Non-current assets	16,134	12,055

Total Assets	$50,646	$35,509

Current liabilities	$21,278	$35,934
Non-current liabilities	5,013	4,315
Shareholders’ equity (deficit)	24,355	(4,740)

Total Liabilities and Shareholders’ Equity (Deficit)	$50,646	$35,509

	Three Months Ended March 31,
	2009	2008
	(In thousands)
	(unaudited)
Results of Operations:
Revenue	$23,192	$15,886

Operating income (loss)	$1,514	$(143)

Net loss from continuing operations	$(1,656)	$(934)

The Company recognized an impairment charge of $3.3 million related to Rubicor in the three months ended June 30, 2009, which is reflected in Equity loss in the Consolidated Statements of Operations. The adjusted carrying value of Rubicor at June 30, 2009 was $0. The amount of the impairment charge was determined by comparing the carrying value of Rubicor to its estimated fair value.
Rubicor has halted operations and furloughed or terminated employees. The Company previously recognized a $4.0 million impairment charge related to Rubicor in the fourth quarter of 2008 based on estimates of fair value provided by an independent valuation firm and a range of values indicated by potential investors in Rubicor. The carrying value of the Company’s interest in Rubicor at December 31, 2008 was $4.2 million.
In July 2009, the Company, together with several other creditors, in response to a foreclosure by Rubicor’s senior lender, filed a petition to take Rubicor into bankruptcy in order to affect an orderly process to realize Rubicor’s value. Rubicor and the Company continue to have discussions with several third parties who have expressed interest in funding or acquiring Rubicor. Based on the range of values indicated by such potential investors, however, the Company believes it is unlikely the Company will recover any of its investment.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources.
The following summarizes the components of comprehensive income (loss):

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
	(In thousands)
	(unaudited)
Net income (loss)	$146,254	$(10,335)	$138,364	$(29,578)
Other comprehensive income (loss), before taxes:
Foreign currency translation adjustments	(3)	(57)	(2)	(56)

Total comprehensive income (loss)	146,251	(10,392)	138,362	(29,634)
Comprehensive (income) loss attributable to the noncontrolling interest	(24)	1,768	(1,163)	2,157

Comprehensive income (loss) attributable to the Company	$146,227	$(8,624)	$137,199	$(27,477)

9. LONG-TERM DEBT AND CREDIT ARRANGEMENTS
Consolidated long-term debt consisted of the following:

December 31,
2008
(In thousands)

Consolidated partner company revolving credit agreement (guaranteed by the Company)	$9,000
Consolidated partner company secured credit agreement (not guaranteed by the Company)	5,104

14,104
Capital lease obligations and other borrowings	608

14,712
Less current maturities	(14,367)

Total long-term debt, less current portion	$345

Except for the convertible senior debentures discussed in Note 10, all of the long-term debt on the Consolidated Balance Sheet at December 31, 2008 related to Clarient. On May 14, 2009, the Company deconsolidated its holdings in Clarient. As a result, there is no long-term debt at June 30, 2009 on the Consolidated Balance Sheet.
In February 2009, the Company entered into a new loan agreement which provides the Company with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility will be based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts and not less than 75% of its investment and securities accounts at the bank. The credit facility matures on December 31, 2010. Availability under the Company’s revolving credit facility at June 30, 2009 was $50.0 million.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In connection with the sale of CompuCom Systems, Inc. (“CompuCom”) in 2004, the Company provided a letter of credit to the landlord of CompuCom’s Dallas headquarters, which letter of credit will expire on March 19, 2019, in an amount equal to $6.3 million. At June 30, 2009, the required cash collateral, pursuant to the Company’s prior revolving credit facility, was $6.3 million, which amount was included within Cash and cash equivalents on the Consolidated Balance Sheet as of that date.
10. CONVERTIBLE SENIOR DEBENTURES
In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024 (the “2024 Debentures”). Interest on the 2024 Debentures is payable semi-annually. At the debentures holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. The conversion rate of the debentures is $7.2174 of principal amount per share. The closing price of the Company’s common stock at June 30, 2009 was $1.32. The 2024 Debentures holders have the right to require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. The 2024 Debentures holders also have the right to require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution, a change in control or the delisting of the Company’s common stock from the New York Stock Exchange if the Company were unable to obtain a listing for its common stock on another national or regional securities exchange. Subject to certain conditions, the Company may redeem all or some of the 2024 Debentures commencing March 20, 2009. The Company has repurchased $64.0 million in face value of the 2024 Debentures. At June 30, 2009, the market value of the $86.0 million outstanding 2024 Debentures was approximately $67.1 million, based on quoted market prices as of such date.
11. STOCK-BASED COMPENSATION
Classification of Stock-Based Compensation Expense
Stock-based compensation expense from continuing operations was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
	(unaudited)
Cost of sales	$16	$9	$49	$21
Selling, general and administrative	983	846	2,115	1,631

	$999	$855	$2,164	$1,652

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
During the first quarter 2009, the Company issued 1.2 million restricted shares to employees. The restricted shares were issued in lieu of cash for of a portion of the 2008 management incentive plan payment earned by certain senior employees. The restricted shares issued vest 25% on the first anniversary of grant and the remaining 75% thereafter in 24 equal monthly installments over the next two years.
The Company issued deferred stock units to non-employee directors for fees earned during the preceding quarter of 234,000 and 90,000 during the six months ended June 30, 2009 and 2008, respectively. All non-employee directors were required to defer at least 25% of directors’ fees earned in the period and may have elected to defer up to 100% of directors’ fees earned. For prior periods, certain directors elected to defer all or a portion of directors’ fees earned. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments in respect of the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.
Total compensation expense for deferred stock units and restricted stock was approximately $0.1 million and $0.0 million for the three months ended June 30, 2009 and 2008, respectively and $0.2 million and $0.0 million for the six months ended June 30, 2009 and 2008, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company issued no stock option awards to employees during the three and six months ended June 30, 2009. During the three and six months ended June 30, 2008, the Company issued 2.0 million option awards to employees.
At June 30, 2009, the Company had outstanding options that vest based on three different types of vesting schedules:
1)	market -based;
2)	performance-based; and
3)	service-based.
Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if market capitalization targets are achieved earlier than estimated. During the six months ended June 30, 2009 and 2008, respectively, the Company issued 0 and 1.5 million market-based option awards to employees. During the six months ended June 30, 2009, no options vested based on achievement of market capitalization targets. The Company recorded compensation expense related to these awards of $0.5 million and $0.7 million during the three and six months ended June 30, 2009. The Company recorded a $0.2 million benefit and a $0.0 million compensation expense related to these awards during the three and six months ended June 30, 2008. The benefit in the three months ended June 30, 2008 was due to the impact of forfeited awards. Depending on the Company’s stock performance, the maximum number of unvested shares at June 30, 2009 attainable under these grants was 7.8 million shares.
Performance-based awards entitle participants to vest in a number of options determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies over an eight-year period. Vesting may occur, if at all, once per year on the anniversary date of the grant. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the six months ended June 30, 2009 and 2008, respectively, the Company did not issue any performance-based option awards to employees. During the six months ended June 30, 2009, no options vested based on the achievement of capital returns targets. The Company recorded compensation expense related to these awards of $0.0 million and $0.1 million for the three and six months ended June 30, 2009, respectively. The Company had no outstanding performance based awards during the three and six months ended June 30, 2008. The maximum number of unvested shares at June 30, 2009 attainable under these grants was 2.0 million shares.
All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the six months ended June 30, 2009 and 2008, respectively, the Company issued 0 and 0.5 million service-based option awards to employees. The Company recorded compensation expense related to these awards of $0.3 million and $0.2 million for the three months ended June 30, 2009 and 2008, respectively, and $0.6 and $0.4 for the six months ended June 30, 2009 and 2008, respectively.
During the period from April 1, 2009 through May 14, 2009 and the three months ended June 30, 2008, Clarient recorded $0.3 million and $0.9 million of stock-based compensation expense, respectively. During the period from January 1, 2009 through May 14, 2009 and the six months ended June 30, 2008, Clarient recorded $0.8 million and $1.2 million of stock-based compensation expense, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. INCOME TAXES
The Company’s consolidated income tax benefit (expense) was $14 thousand and $(4) thousand for the three and six months ended June 30, 2009 and 2008, respectively. The net income tax benefit recognized in the three and six months ended June 30, 2009 resulted from the reversal of reserves that related to uncertain tax positions for which the statute of limitations expired during the period in the applicable tax jurisdictions. As discussed in Notes 2 and 3, as of May 14, 2009, the Company deconsolidated Clarient and accounts for its retained interest in Clarient at fair value. Accordingly, Clarient’s gross deferred tax assets as of December 31, 2008 of approximately $54.4 million have been deconsolidated. In addition, the Company recognized a gross deferred tax liability of approximately $38 million as of June 30, 2009 based on the fair value of the Company’s retained interest in Clarient as of that date. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax expense and benefit that would have been recognized in 2009 and 2008, respectively, were offset by a valuation allowance.
During the six months ended June 30, 2009, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. NET INCOME (LOSS) PER SHARE
The calculations of net income (loss) per share attributable to Safeguard Scientifics, Inc. common shareholders were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands except per share data)
	(unaudited)
Basic:
Amounts attributable to Safeguard Scientifics, Inc. common shareholders:
Net income (loss) from continuing operations	$146,230	$(7,543)	$136,306	$(19,321)
Net income (loss) from discontinued operations	—	(1,024)	895	(8,100)

Net income (loss) attributable to Safeguard Scientifics, Inc.	$146,230	$(8,567)	$137,201	$(27,421)

Net income (loss) from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$1.20	$(0.06)	$1.12	$(0.16)
Net income (loss) from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	(0.01)	0.01	(0.06)

Net income (loss) attributable to Safeguard Scientifics, Inc. common shareholders	$1.20	$(0.07)	$1.13	$(0.22)

Average common shares outstanding	121,768	122,275	121,707	122,252

Diluted:
Amounts attributable to Safeguard Scientifics, Inc. common shareholders:
Net income (loss) from continuing operations	$146,230	$(7,543)	$136,306	$(19,321)
Interest on convertible senior debentures	663	—	1,326	—

Net income (loss) from continuing operations for diluted per share computation	146,893	(7,543)	137,632	(19,321)
Net income (loss) from discontinued operations	—	(1,024)	895	(8,100)

Net income (loss) for diluted per share computation	$146,893	$(8,567)	$138,527	$(27,421)

Net income (loss) from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$1.09	$(0.06)	$1.03	$(0.16)
Net income (loss) from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	(0.01)	—	(0.06)

Net income (loss) attributable to Safeguard Scientifics, Inc. common shareholders	$1.09	$(0.07)	$1.03	$(0.22)

Number of shares used in basic per share computation	121,768	122,275	121,707	122,252
Effect of dilutive securities:
Convertible senior debentures	11,916	—	11,916	—
Unvested restricted stock and DSUs	632	—	341	—
Employee stock options	8	—	4	—

Number of shares used in diluted per share computation	134,324	122,275	133,968	122,252

Basic and diluted average common shares outstanding for purposes of computing net loss per share includes outstanding common shares and vested deferred stock units (DSUs).
If a consolidated or equity method partner company has dilutive stock options, unvested restricted stock, DSUs, warrants or securities outstanding, diluted net loss per share is computed by first deducting from net income (loss), the income attributable to the potential exercise of the dilutive securities of the company. This impact is shown as an adjustment to net income (loss) for purposes of calculating diluted net income (loss) per share.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation for the three months and six month ended June 30, 2008 because their effect would be anti-dilutive:
•	At June 30, 2008 options to purchase 20.1 million shares of common stock at prices ranging from $0.65 to $6.57 per share, were excluded from the calculations.
•	At June 30, 2008, unvested restricted stock and DSUs convertible into 0.1 million shares of stock were excluded from the calculations.
•
At June 30, 2008, a total of 17.9 million shares related to the Company’s 2024 Debentures (see Note 10) representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculations.

14. PARENT COMPANY FINANCIAL INFORMATION
Parent company financial information is provided to present the financial position, results of operations and cash flows of the Company as if its previously consolidated partner companies were accounted for under the equity method of accounting for all periods presented.
Parent Company Balance Sheets

	June 30,	December 31,
	2009	2008
	(In thousands)
	(unaudited)
Assets:
Cash and cash equivalents	$47,305	$73,213
Cash held in escrow	6,433	6,433
Marketable securities	38,503	14,701
Restricted marketable securities	—	1,990
Other current assets	680	356

Total current assets	92,921	96,693
Ownership interests in and advances to companies	262,957	105,955
Cash held in escrow — long-term	476	501
Other	1,099	1,364

Total Assets	$357,453	$204,513

Liabilities and Shareholders’ Equity:
Current liabilities	$7,899	$8,173
Long-term liabilities	5,265	5,630
Convertible senior debentures	86,000	86,000
Total Safeguard Scientifics, Inc. shareholders’ equity	258,289	104,710

Total Liabilities and Shareholders’ Equity	$357,453	$204,513

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Parent Company Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
	(unaudited)
Operating expenses	$(4,303)	$(4,117)	$(8,665)	$(9,414)
Other income (loss), net	158,573	2,263	158,328	2,623
Recovery — related party	—	3	—	4
Interest income	108	782	264	1,707
Interest expense	(733)	(1,052)	(1,468)	(2,107)
Equity loss	(7,429)	(5,422)	(12,167)	(12,134)

Net income (loss) from continuing operations before income taxes	146,216	(7,543)	136,292	(19,321)
Income tax benefit	14	—	14	—

Equity income (loss) attributable to discontinued operations	—	(1,024)	895	(8,100)

Net income (loss) attributable to Safeguard Scientifics, Inc.	$146,230	$(8,567)	$137,201	$(27,421)

Parent Company Statements of Cash Flows

	Six Months Ended June 30,
	2009	2008
	(In thousands)
	(unaudited)
Net cash used in operating activities	$(7,168)	$(8,553)

Cash Flows from Investing Activities
Proceeds from sales of and distributions from companies and funds	—	3,496
Advances to partner companies	(6,300)	(13,941)
Repayment of advances to partner companies	21,179	—
Acquisitions of ownership interests in partner companies and
funds, net of cash acquired	(10,670)	(7,168)
Repayment of note receivable-related party, net	—	4
Increase in marketable securities	(38,503)	(3,455)
Decrease in marketable securities	14,701	1,854
Decrease in restricted cash	861	—
Proceeds from sale of discontinued operations	—	83,798
Capital expenditures	(8)	(28)

Net cash provided by (used in) investing activities	(18,740)	64,560

Cash Flows from Financing Activities
Issuance of Company common stock, net	—	64
Repurchase of Company common stock	—	(223)

Net cash used in financing activities	—	(159)

Net Increase (Decrease) in Cash and Cash Equivalents	(25,908)	55,848
Cash and Cash Equivalents at beginning of period	73,213	94,685

Cash and Cash Equivalents at end of period	$47,305	$150,533

Parent Company cash and cash equivalents excludes marketable securities, which consist of longer-term securities.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. OPERATING SEGMENTS
As discussed in Notes 2 and 3, for the period from January 1, 2009 through May 14, 2009, the Company held an interest in one consolidated partner company, Clarient. As of May 14, 2009, the Company deconsolidated Clarient and accounts for its retained interest in Clarient at fair value with the unrealized gains and losses on the mark-to-market of its holdings included in Other income (loss), net in the Consolidated Statements of Operations. During the second quarter of 2009, the Company re-evaluated its reportable operating segments and made the determination that Clarient would no longer be reported as a separate segment since the Company does not separately evaluate Clarient’s performance based upon Clarient’s operating results. Clarient is now included in the Life Sciences segment. The Company has restated the segment information for all of the periods presented to report Clarient as part of the Life Sciences segment.
For the six months ended June 30, 2009, the Company held an interest in 17 non-consolidated partner companies. The Company’s reportable operating segments are as follows: i) Life Sciences and ii) Technology.
The Life Sciences segment included the following partner companies as of June 30, 2009: Advanced BioHealing, Alverix, Avid Radiopharmaceuticals, Cellumen, Clarient, Garnet BioTherapeutics, Molecular Biometrics, NuPathe, Rubicor and Tengion.
The Technology segment included the following partner companies as of June 30, 2009: Advantedge Healthcare Solutions, Authentium, Beyond.com, Bridgevine, GENBAND, Portico Systems and Swaptree.
Results of the Life Sciences segment reflect the revenue, operating income (loss), and income (loss) before taxes of Clarient for all periods prior to its deconsolidation on May 14, 2009, equity income (loss) of equity method partner companies, impairment charges, other income (loss) associated with cost method partner companies, gains or losses on the sale of partner companies (except those reported in discontinued operations) and unrealized gains and losses on the mark-to-market of the Company’s holdings in Clarient.
Results of the Technology segment reflect the equity income (loss) of equity method partner companies, impairment charges, other income (loss) associated with cost method partner companies, and gains or losses on the sale of partner companies (except those reported in discontinued operations).
Management evaluates the Life Sciences and Technology segments’ performance based on net income (loss) which is based on the number of partner companies accounted for under the equity method, the Company’s voting ownership percentage in these partner companies and the net results of operations of these partner companies, any impairment charges or gain (loss) on sale of partner companies as well as the unrealized gains and losses on the mark-to-market of the Company’s holdings in Clarient.
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
The following tables reflect the Company’s consolidated operating data by reportable segment. All significant intersegment activity has been eliminated in consolidation. Accordingly, segment results reported by the Company exclude the effect of transactions between the Company and its previously consolidated partner company.
Revenue related entirely to Clarient prior to its deconsolidation and was attributed to geographic areas based on where the services were performed or the customer’s shipped to location. A majority of the Company’s revenue was generated in the United States.
As of June 30, 2009 and December 31, 2008, the Company’s assets were primarily located in the United States.
Segment assets in Other items included primarily cash, cash equivalents, cash held in escrow and marketable securities of $92.7 million and $94.8 million at June 30, 2009 and December 31, 2008, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following represents segment data from continuing operations:

	Three Months Ended June 30, 2009
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)
	(unaudited)
Revenue	$11,647	$—	$11,647	$—	$11,647
Operating income (loss)	122	—	122	(4,303)	(4,181)
Net income (loss) from continuing operations	152,492	(1,366)	151,126	(4,872)	146,254
Segment Assets:
June 30, 2009	212,442	42,519	254,961	102,492	357,453
December 31, 2008	84,508	41,050	125,558	106,844	232,402

	Three Months Ended June 30, 2008
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)
	(unaudited)
Revenue	$16,916	$—	$16,916	$—	$16,916
Operating loss	(1,743)	—	(1,743)	(4,117)	(5,860)
Net loss from continuing operations	(5,437)	(1,800)	(7,237)	(2,075)	(9,312)

	Six Months Ended June 30, 2009
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)
	(unaudited)
Revenue	$34,839	$—	$34,839	$—	$34,839
Operating income (loss)	1,621	—	1,621	(8,665)	(7,044)
Net income (loss) from continuing operations	150,377	(3,445)	146,932	(10,068)	136,864

	Six Months Ended June 30, 2008
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)
	(unaudited)
Revenue	$32,802	$—	$32,802	$—	$32,802
Operating loss	(1,913)	—	(1,913)	(9,414)	(11,327)
Net loss from continuing operations	(10,308)	(3,914)	(14,222)	(7,255)	(21,477)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Items

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
	(unaudited)
Corporate operations	$(4,886)	$(2,071)	$(10,082)	$(7,251)
Income tax benefit (expense)	14	(4)	14	(4)

	$(4,872)	$(2,075)	$(10,068)	$(7,255)

16. BUSINESS COMBINATIONS
In June 2009, the Company increased its ownership interest in Advantedge Healthcare Solutions (“AHS”), to 39.0% from 37.6% for $2.5 million in cash. The Company previously deployed $9.0 million in AHS in May 2008 and November 2006. AHS is a New Jersey-based technology-enabled service provider that delivers medical billing services to physician groups. The Company accounts for its holdings in AHS under the equity method.
In May 2009, the Company deployed $2.7 of cash in Avid Radiopharmaceuticals, Inc. (“Avid”),to maintain an ownership interest of 13.9%. The Company had previously acquired an interest in Avid in May 2007 for $7.3 million in cash. Avid is developing molecular imaging agents to detect neurodegenerative diseases. The Company accounts for its holdings in Avid under the cost method.
In May and February 2009, the Company provided additional funding to Cellumen as part of an up to $2.5 million convertible note financing to be funded in five tranches. As part of this financing, the Company has agreed to provide Cellumen up to $1.0 million (subject to certain conditions), $0.5 million of which the Company funded as of June 30, 2009. The Company previously acquired an interest in Cellumen in June 2007, paying $6.0 million in cash for shares of Cellumen’s Series B preferred stock. In conjunction with the convertible note financing, the Series B preferred stock conversion price was adjusted, and will receive further adjustments upon the closing of future tranches, increasing the economic and voting interest of the Series B preferred stock in Cellumen. The Company’s voting interest in Cellumen increased to 55.0%, on an as-converted basis, at June 30, 2009. Due to the substantive participating rights of the minority shareholders in the significant operating decisions of Cellumen, the Company continues to account for its holdings in Cellumen under the equity method. Cellumen delivers proprietary services and products to support drug discovery and development.
In May and February 2009, the Company deployed an additional $2.5 million in Molecular Biometrics, Inc. (“Molecular Biometrics”), increasing its ownership interest to 38.1%. The Company had previously acquired an interest in Molecular Biometrics in September and December 2008, for $3.5 million in cash, including the conversion into equity interests of $1.9 million previously advanced to the company. Molecular Biometrics is a metabolomics company developing novel clinical tools for applications in personalized medicine to more accurately characterize biologic function in health and disease. The Company accounts for its holdings in Molecular Biometrics under the equity method.
In April 2009, the Company deployed an additional $0.5 million of cash in Portico Systems, Inc (“Portico”), in a transaction which resulted in a slight decrease in the Company’s ownership interest to 45.6% at June 30, 2009. The Company previously deployed $8.8 million in cash in Portico in February 2008 and August 2006. Portico is a software solutions provider for regional and national health plans looking to optimize provider network operations and streamline business processes. The Company accounts for its holdings in Portico under the equity method.
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
Not including the Laureate Lease Guaranty described below, the Company had outstanding guarantees of $3.8 million at June 30, 2009.
The Company has committed capital of approximately $5.0 million, including conditional commitments to provide partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $2.5 million which is expected to be funded during the next 12 months.
Under certain circumstances, the Company may be required to return a portion or all of the distributions it received as a general partner of certain private equity funds (the “clawback”). The maximum clawback the Company could be required to return due to its general partner interest is approximately $3.6 million of which $2.5 million was reflected in Accrued expenses and other current liabilities and $1.1 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2009.
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
Notwithstanding the closing of the Bundle Sale, the Company remains a guarantor of Laureate Pharma’s Princeton, New Jersey office facility lease (the “Laureate Lease Guaranty”). Such guarantee may extend through the office lease expiration in 2016 under certain circumstances. However, the Company is entitled to indemnification in connection with the continuation of such guaranty. As of June 30, 2009, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equaled $8.3 million.
As described in Note 4, in connection with the Bundle Sale, an aggregate of $6.4 million of the gross proceeds of the sale were placed in escrow pending the expiration of a predetermined notification period, subject to possible extension in the event of a claim against the escrowed amounts. On April 25, 2009, the purchaser in the Bundle Sale notified the Company of claims being asserted against the entire escrowed amounts. The Company does not believe that such claims are valid and has instituted legal action to obtain the release of such amounts from escrow. The proceeds being held in escrow will remain there until the dispute over the claims has been settled or determined pursuant to legal process.
In October 2001, the Company entered into an agreement with its former Chairman and Chief Executive Officer, to provide for annual payments of $0.7 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and the long-term portion of $3.2 million was included in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2009.

18. CORRECTION OF AN IMMATERIAL ERROR IN THE PRIOR PERIOD
During the second quarter of 2009, Clarient identified an error in its accounting for revenue and related bad debt expense for the quarter ended March 31, 2009. The error related to the pricing for certain of Clarient’s services in the first quarter of 2009. The error resulted in the understatement of revenue by $0.7 million and the understatement of bad debt expense by $0.1 million for the quarter ended March 31, 2009.
The Company’s management evaluated the materiality of the error from qualitative and quantitative perspectives, and evaluated the quantified error under both the iron curtain and the roll-over methods. Management concluded that the error was immaterial to the first quarter of 2009, but to remain consistent with revisions to be made by Clarient in its Form 10-Q for the quarter ended June 30, 2009, the Company made such revisions to its Consolidated Financial Statements contained herein, as summarized below.
The following table summarizes the effect of the revision on continuing operations as of and for the quarter ended March 31, 2009:

	March 31, 2009
	Previously	As
	Reported	Revised
	(In thousands) (unaudited)
Consolidated Balance Sheet:
Accounts receivable	$25,486	$26,151
Total assets	245,023	245,688
Total Safeguard Scientifics, Inc. shareholders’ equity	110,580	110,977
Noncontrolling interest in subsidiary	14,894	15,162
Total shareholders’ equity	125,474	126,139

	Three Months Ended
	March 31, 2009
	Previously	As
	Reported	Revised
	(In thousands
	except per share data) (unaudited)
Consolidated Statement of Operations:
Revenue	$22,447	$23,192
Selling, general and administrative	17,009	17,089
Total operating expense	25,975	26,055
Operating loss	(3,528)	(2,863)
Net loss	(8,555)	(7,890)
Net (income) loss attributable to noncontrolling interest	(871)	(1,139)
Net loss attributable to Safeguard Scientifics, Inc.	(9,426)	(9,029)
Basic and diluted net loss per share attributable to Safeguard Scientifics, Inc. common shareholders	(0.08)	(0.07)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Principles of Accounting for Ownership Interests in Partner Companies
We account for our interests in our partner companies and private equity funds using four methods: consolidation, equity, cost or fair value. The accounting method applied is generally determined by the degree of our influence over the entity, primarily determined by our voting interest in the entity.
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
Fair Value Method. We account for our holdings in Clarient, Inc. (“Clarient”), our publicly traded partner company, under the fair-value option following its deconsolidation on May 14, 2009. Gains and losses on the mark-to-market of our holdings in Clarient are recognized in Income (loss) from continuing operations in the Consolidated Statements of Operations.
Critical Accounting Policies and Estimates
Accounting policies, methods and estimates are an integral part of the Consolidated Financial Statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly important because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include the following:
•	Revenue recognition;
•	Allowance for doubtful accounts and bad debt expense;
•	Impairment of long-lived assets;
•	Impairment of ownership interests in and advances to companies;
•	Income taxes;
•	Commitments and contingencies; and
•	Stock-based compensation.
Revenue Recognition
As of May 14, 2009, the date that Clarient was deconsolidated, we no longer report revenue from Clarient’s continuing operations. Prior to that date, all of our revenue from continuing operations was attributable to Clarient.
Revenue for Clarient’s diagnostic testing and interpretive services was recognized at the time of completion of such services. Clarient’s services were billed to various payors, including Medicare, health insurance companies and other directly billed healthcare institutions and patients. Clarient reported revenue from contracted payors, including certain health insurance companies and healthcare institutions, based on the contracted rate or, in certain instances, Clarient’s estimate of such rate. For billings to Medicare, Clarient utilized the published fee schedules, net of standard discounts commonly referred to as “contractual allowances”. Clarient reported revenue from non-contracted payors, including certain insurance companies and patients, based on the amount expected to be collected for services provided. Adjustments resulting from actual collections compared to Clarient’s estimates were recognized in the period realized.

Allowance for Doubtful Accounts and Bad Debt Expense
All trade accounts receivable on our Consolidated Balance Sheet at December 31, 2008 related to Clarient. On May 14, 2009, all of the assets and liabilities of Clarient were deconsolidated. We have no trade accounts receivable at June 30, 2009 on the Consolidated Balance Sheet.
An allowance for doubtful accounts was recorded for estimated uncollectible amounts due from various payor groups such as Medicare and private health insurance companies. The process for estimating the allowance for doubtful accounts associated with Clarient’s diagnostic services involved significant assumptions and judgments. Specifically, the allowance for doubtful accounts was adjusted periodically, based upon an evaluation of historical collection experience. Clarient also reviewed the age of receivables by payor class to assess its allowance at each period end. The payment realization cycle for certain governmental and managed care payors can be lengthy; involving denial, appeal and adjudication processes, and was subject to periodic adjustments that may be significant. Accounts receivable were periodically written off when identified as uncollectible and deducted from the allowance for doubtful accounts after appropriate collection efforts had been exhausted. Additions to the allowance for doubtful accounts were charged to bad debt expense within Selling, general and administrative expense in the Consolidated Statements of Operations.
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

Results of Operations
Prior to deconsolidating Clarient on May 14, 2009, we presented Clarient as a separate segment. As of May 14, 2009, we account for our retained interest in Clarient at fair value with unrealized gains and losses on the mark-to-market of our holdings included in Other income (loss), net in the Consolidated Statements of Operations. During the second quarter of 2009, we re-evaluated our reportable operating segments and we made the determination that Clarient would no longer be reported as a separate segment since we do not separately evaluate Clarient’s performance based upon its operating results. Clarient is now included in the Life Sciences segment. We have restated the segment information for all of the periods presented to report Clarient as part of the Life Sciences segment. The results of operations of all of our partner companies are reported in our Life Sciences and Technology segments. The Life Sciences and Technology segments also include the gain or loss on the sale of respective partner companies, except for gains and losses included in discontinued operations.
Our management evaluates the Life Sciences and Technology segments’ performance based on net income (loss) which is based on the number of partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies, any impairment charges or gain (loss) on sale of partner companies as well as the unrealized gains and losses on the mark-to-market of our holdings in Clarient.
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
The following tables reflect our consolidated operating data by reportable segment. Segment results include the results of Clarient prior to its deconsolidation and our share of income or losses for entities accounted for under the equity method when applicable. Segment results also include the mark-to-market of our holdings in Clarient, impairment charges, gains or losses related to the disposition of partner companies, except for those reported in discontinued operations, and the mark-to-market of trading securities. All significant inter-segment activity has been eliminated in consolidation. Accordingly, segment results reported by us exclude the effect of transactions between us and our previously consolidated partner company.
Our operating results including net income (loss) before income taxes by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Life Sciences	$152,492	$(5,437)	$150,377	$(10,308)
Technology	(1,366)	(1,800)	(3,445)	(3,914)

Total segments	151,126	(7,237)	146,932	(14,222)

Other items:
Corporate operations	(4,886)	(2,071)	(10,082)	(7,251)
Income tax benefit (expense)	14	(4)	14	(4)

Total other items	(4,872)	(2,075)	(10,068)	(7,255)

Net income (loss) from continuing operations	146,254	(9,312)	136,864	(21,477)
Income (loss) from discontinued operations, net of tax	—	(1,023)	1,500	(8,101)

Net income (loss)	146,254	(10,335)	138,364	(29,578)
Net (income) loss attributable to noncontrolling interest	(24)	1,768	(1,163)	2,157

Net income (loss) attributable to Safeguard Scientifics, Inc.	$146,230	$(8,567)	$137,201	$(27,421)

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

Life Sciences
The following partner companies were included in Life Sciences during the six months ended June 30, 2009 and 2008:
Safeguard Ownership as of June 30,

Partner Company	2009	2008	Accounting Method
Advanced BioHealing, Inc.	28.3%	28.3%	Equity Method
Alverix, Inc.	50.0%	50.0%	Equity Method
Avid Radiopharmaceuticals, Inc.	13.9%	14.1%	Cost Method
Cellumen, Inc.	55.0%	40.3%	Equity Method (1)
Clarient, Inc.	47.1%	58.3%	Fair Value Option/ Consolidation (2)
Garnet BioTherapeutics, Inc.	31.1%	N /A	Equity Method
Molecular Biometrics, Inc.	38.1%	N/A	Equity Method
NuPathe, Inc.	23.5%	27.8%	Equity Method
Rubicor Medical, Inc.	45.5%	35.7%	Equity Method
Tengion, Inc.	4.5%	N/A	Cost Method

(1)
In February and May 2009, our voting interest in Cellumen, Inc. increased to 55.0%, on an as-converted basis, from 40.3%. Due to the substantive participating rights of the minority shareholders in the significant operating decisions of Cellumen, we continue to account for our holdings in Cellumen under the equity method.

(2)
On May 14, 2009, Clarient, our then consolidated partner company, completed the second closing of a private placement of its Series A convertible preferred stock, decreasing our ownership interest from 50.2% to 47.3%. As a result, we deconsolidated our holdings in Clarient as of May 14, 2009 because we ceased to have a controlling financial interest in Clarient as of such date. We have elected to apply the fair value option to account for our holdings in Clarient following deconsolidation. Unrealized gains and losses on the mark-to-market of our holdings in Clarient are recognized in income (loss) from continuing operations for all periods subsequent to the date that Clarient was deconsolidated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Revenue	$11,647	$16,916	$34,839	$32,802
Operating Expenses:
Cost of sales	4,845	8,510	13,811	15,907
Selling, general and administrative	6,680	10,149	19,407	18,808

Total operating expenses	11,525	18,659	33,218	34,715

Operating income (loss)	122	(1,743)	1,621	(1,913)
Other income (loss), net	158,517	—	158,517	—
Interest income	3	8	4	12
Interest expense	(84)	(139)	(275)	(458)
Equity loss	(6,066)	(3,563)	(9,490)	(7,949)

Net income (loss) from continuing operations before income taxes	$152,492	$(5,437)	$150,377	$(10,308)

Clarient operates primarily in one business, the delivery of critical oncology testing services to community pathologists, biopharmaceutical companies and other researchers.

Three months ended June 30, 2009 versus the three months ended June 30, 2008
Results of operations for the three months ended June 30, 2009 included the results of operations of Clarient for the 44 days in the period from April 1, 2009 through May 14, 2009 that Clarient was consolidated. Upon the deconsolidation of Clarient on May 14, 2009, we no longer reported revenue, cost of sales, selling, general and administrative expenses and interest expense, net from Clarient’s continuing operations in our results of operations. Prior to that date, all of our Life Science segment’s revenue, cost of sales, selling, general and administrative expenses and interest expense, net from continuing operations was attributable to Clarient.
Revenue: Revenue of $11.6 million for the three months ended June 30, 2009 decreased 31.1%, or $5.3 million, from $16.9 million for the three months ended June 30, 2008.
Cost of Sales. Cost of sales of $4.8 million for the three months ended June 30, 2009 decreased 43.1%, or $3.7 million, from $8.5 million in the three months ended June 30, 2008.
Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2009 were $6.7 million, a decrease of approximately $3.5 million, or 34.2%, compared to $10.1 million in the three months ended June 30, 2008.
Other income (loss), net On May 14, 2009, we deconsolidated our holdings in Clarient because we ceased to have a controlling financial interest in Clarient and recognized an unrealized gain on deconsolidation of $106.0 million as of that date. In addition, we recognized an unrealized gain of $52.5 million on the mark-to-market of our holdings in Clarient as of June 30, 2009.
Interest expense. Interest expense, net, was $84 thousand for the three months ended June 30, 2009 as compared to $139 thousand for the three months ended June 30, 2008.
Six months ended June 30, 2009 versus the six months ended June 30, 2008
Results of operations for the six months ended June 30, 2009 include the results of operations of Clarient for the 134 days in the period from January 1, 2009 through May 14, 2009 that Clarient was consolidated. Upon the deconsolidation of Clarient on May 14, 2009, we no longer reported revenue, cost of sales, selling, general and administrative expenses and interest expense, net from Clarient’s continuing operations in our results of operations. Prior to that date, all of our Life Science segment’s revenue, cost of sales, selling, general and administrative expenses and interest expense, net from continuing operations was attributable to Clarient.
Revenue: Revenue of $34.8 million for the six months ended June 30, 2009 increased 6.2%, or $2.0 million, from $32.8 million in the six months ended June 30, 2008.
Cost of Sales. Cost of sales of $13.8 million for the six months ended June 30, 2009 decreased 13.2%, or $2.1 million, from $15.9 million in the six months ended June 30, 2008.
Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2009 were $19.4 million, an increase of approximately $0.6 million, or 3.2%, compared to $18.8 million in the six months ended June 30, 2008.
Other income (loss), net On May 14, 2009, we deconsolidated our holdings in Clarient because we ceased to have a controlling financial interest in Clarient and recognized an unrealized gain on deconsolidation of $106.0 million as of that date. In addition, we recognized an unrealized gain of $52.5 million on the mark-to-market of our holdings in Clarient as of June 30, 2009.
Interest expense. Interest expense was $0.3 million for the six months ended June 30, 2009 as compared to $0.5 million for the six months ended June 30, 2008.
Equity Loss. Equity loss fluctuates with the number of Life Sciences partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag basis. Equity loss for Life Sciences increased $2.5 million and $1.5 million in the three and six months ended June 30, 2009, respectively, compared to the prior year periods. The increase was attributable to an impairment charge of $3.3 million related to Rubicor and two new equity method partner companies, each of which generated losses, partially offset by a decrease in aggregate net loss for our existing equity method partner companies.

Technology
The following partner companies were included in Technology during the six months ended June 30, 2009 and 2008:
Safeguard Ownership as of June 30,

Partner Company	2009	2008	Accounting Method
Advantedge Healthcare Solutions, Inc.	39.0%	37.9%	Equity Method
Authentium, Inc.	20.0%	19.9%	Equity Method (1)
Beyond.com, Inc.	37.1%	37.1%	Equity Method
Bridgevine, Inc.	24.4%	20.8%	Equity Method
Kadoo, Inc.(2)	14.0%	14.0%	Cost Method
GENBAND, Inc.	2.2%	12.2%	Cost Method
Portico Systems, Inc.	45.6%	46.8%	Equity Method
Swaptree, Inc.	29.3%	N/A	Equity Method

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

(2)	In the fourth quarter of 2008, we impaired the entire carrying value of Kadoo, Inc. which has since ceased operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Equity loss	$(1,366)	$(1,800)	$(3,445)	$(3,914)

Equity Loss. Equity loss fluctuates with the number of Technology partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag. Equity loss for Technology decreased $0.4 million and $0.5 million in the three and six months ended June 30, 2009, respectively, compared to the prior year periods. The decrease was due to a decrease in the losses being generated by equity method partner companies partially offset by the impact of one additional equity method partner company which generated a loss.
Corporate Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
General and administrative	$(3,364)	$(4,119)	$(7,094)	$(8,852)
Stock-based compensation	(902)	49	(1,497)	(469)
Depreciation	(37)	(47)	(74)	(93)
Interest income	108	782	264	1,707
Interest expense	(733)	(1,052)	(1,468)	(2,107)
Other income (loss), net	56	2,266	(189)	2,627
Equity income (loss)	(14)	50	(24)	(64)

	$(4,886)	$(2,071)	$(10,082)	$(7,251)

Three months ended June 30, 2009 versus the three months ended June 30, 2008
General and Administrative Costs. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and travel-related costs. General and administrative costs for the three months ended June 30, 2009 decreased $0.8 million as compared to the prior year period. The decrease is primarily attributable to a $0.4 million decrease in professional fees, $0.1 million decrease in employee costs and $0.2 million decrease in facility costs due to lower lease costs on our corporate headquarters.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. The $1.0 million increase in compensation expense for the three month period ended June 30, 2009 compared to the prior year period relates to expense recognized for performance-based stock options and restricted stock awards in the current period and stock option forfeitures in the prior year period. Stock-based compensation expense related to corporate operations is included in selling, general and administrative in the Consolidated Statements of Operations.
Interest Income. Interest income includes all interest earned on available cash and marketable security balances. Interest income decreased $0.7 million in the second quarter of 2009 compared to the prior year period due to a decrease in interest rates and a decrease in average invested cash balances.
Interest Expense. Interest expense is primarily related to our 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense decreased $0.3 million in the second quarter of 2009 as compared to the prior year period. The decline was attributable to the repurchase of $43 million in face value of the 2024 Debentures in the second half of 2008.
Other income (loss), net. Other income (loss), net for the three months ended June 30, 2008 was primarily related to the net gain on the sale of companies, including the receipt of escrowed funds from a legacy asset, and distributions from certain private equity funds accounted for under the cost method.
Equity loss. Equity loss for both periods presented related to our private equity fund holdings accounted for under the equity method.
Six months ended June 30, 2009 versus the six months ended June 30, 2008
General and Administrative Costs. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and travel-related costs. General and administrative costs decreased $1.8 million for the six month period ended June 30, 2009 compared to the prior year period. The decrease is primarily attributable to a $0.8 million decrease in professional fees, $0.3 million decrease in employee costs and $0.3 million decrease in facility costs due to lower lease costs on our corporate headquarters.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. The $1.0 million increase in compensation expense for the six month period ended June 30, 2009 compared to the prior year period relates to expense recognized for performance-based stock options and restricted stock awards and stock option forfeitures in the prior year period. Stock-based compensation expense related to corporate operations is included in selling, general and administrative in the Consolidated Statements of Operations.
Interest Income. Interest income includes all interest earned on available cash and marketable security balances. Interest income decreased $1.4 million for the six month period ended June 30, 2009 compared to the prior year period due to a decrease in interest rates and a decrease in average invested cash balances.
Interest Expense. Interest expense is primarily related to our 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense decreased 0.6 million for the six month period ended June 30, 2009 compared to the prior year period. The decline was attributable to the repurchase of $43 million in face value of the 2024 Debentures in the second half of 2008.
Other income (loss), net. Other income (loss), net for the six months ended June 30, 2009 included an impairment charge related to a private equity fund of $0.3 million. Other income for the three months ended June 30, 2008 was primarily related to the net gain on the sale of companies, including the receipt of escrowed funds from a legacy asset, and distributions from certain private equity funds accounted for under the cost method.
Equity loss. Equity loss for both periods presented related to our private equity fund holdings accounted for under the equity method.

Income Tax (Expense) Benefit
Consolidated income tax (expense) benefit was $14 thousand and $(4) thousand for the three and six months ended June 30, 2009 and 2008, respectively. The net income tax benefit recognized in the three and six months ended June 30, 2009 resulted from the reversal of reserves that related to uncertain tax positions for which the statute of limitations expired during the period in the applicable tax jurisdictions. We have has recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax expense and benefit that would have been recognized in 2009 and 2008, respectively, were offset by a valuation allowance.
Discontinued Operations
In March 2007, Clarient sold its technology business and related intellectual property to Carl Zeiss MicroImaging, Inc. (“Zeiss”) for an aggregate purchase price of $12.5 million. (the “ACIS Sale”) The $12.5 million consisted of $11.0 million in cash and an additional $1.5 million in contingent purchase price, subject to the satisfaction of certain post-closing conditions through March 2009. In April 2009, Clarient received $1.5 million from Zeiss which was recorded in income from discontinued operations within the Consolidated Statement of Operations for the six months ended June 30, 2009.
In May 2008, we consummated a transaction (the “Bundle Sale”) pursuant to which we sold all of our equity and debt interests in Acsis, Inc. (“Acsis”), Alliance Consulting Group Associates, Inc. (“Alliance Consulting”), Laureate Pharma, Inc. (“Laureate Pharma”), ProModel Corporation (“ProModel”) and Neuronyx, Inc. (“Neuronyx”). Of the companies included in the Bundle Sale, Acsis, Alliance Consulting and Laureate Pharma were consolidated partner companies and are reported in discontinued operations for all periods presented. The loss from discontinued operations, net of tax, for the six month period ended June 30, 2008 of $8.1 million was primarily attributable to a $3.6 million impairment loss related to the Bundle Sale, losses resulting from the operating results of Acsis, Alliance Consulting and Laureate Pharma, a severance charge of $0.9 million related to the Bundled Sale and a pre-tax gain on disposal of $1.4 million.
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
As of June 30, 2009, at the parent company level, we had $47.3 million of cash and cash equivalents and $38.5 million of marketable securities for a total of $85.8 million. In addition, we had $6.9 million of cash held in escrow, including accrued interest, related to the Bundle Sale and the sale of Pacific Title and Art Studio.
In connection with the Bundle Sale, an aggregate of $6.4 million of the gross proceeds of the sale were placed in escrow pending the expiration of a predetermined notification period, subject to possible extension in the event of a claim against the escrowed amounts. On April 25, 2009, the purchaser in the Bundle Sale notified us of claims being asserted against the entire escrowed amounts. We do not believe that such claims are valid and have instituted legal action to obtain the release of such amounts from escrow. The proceeds being held in escrow will remain there until the dispute over the claims have been settled or determined pursuant to legal process.
In February 2004, we completed the sale of the 2024 Debentures. At June 30, 2009, we had $86.0 million in face value of the 2024 Debentures outstanding. Interest on the 2024 Debentures is payable semi-annually. At the holders’ option, the 2024 Debentures are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the 2024 Debentures is $7.2174 of principal amount per share. The closing price of our common stock on June 30, 2009 was $1.32. The 2024 Debentures holders have the right to require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest. The 2024 Debentures holders also have the right to require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we have the right to redeem all or some of the 2024 Debentures. None of these conditions are satisfied as of today.
During 2008, we repurchased $43.0 million in face value of the 2024 debentures for $33.5 million in cash, including accrued interest. During 2006, we repurchased $21.0 million in face value of the 2024 Debentures for $16.4 million in cash, including accrued interest.

On May 2, 2008, our Board of Directors authorized us, from time to time and depending on market conditions, to repurchase shares of our outstanding common stock, with up to an aggregate value of $10.0 million, exclusive of fees and commissions. The Board has also authorized us to repurchase such of our 2024 Debentures as our current cash position and partner company exit activity warrants from time to time. These repurchases have and will be made in open market or privately negotiated transactions in compliance with the U.S. Securities and Exchange Commission and other applicable legal requirements. The manner, timing and amount of any purchases have and will be determined by us based upon an evaluation of market conditions, stock price, trading prices of our 2024 Debentures and other factors. Our Board of Directors’ authorizations regarding common stock and 2024 Debenture repurchases do not obligate us to acquire any particular amount of common stock or 2024 Debentures and may be modified or suspended at any time at our discretion. During the year ended December 31, 2008 we repurchased approximately 975 thousand shares of common stock at a cost of $1.3 million.
On February 6, 2009, we entered into a new loan agreement which provides us with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts and not less than 75% of our investment and securities accounts at the bank. The credit facility matures on December 31, 2010. Availability under our new revolving credit facility at June 30, 2009 was $50.0 million.
In connection with the sale of CompuCom Systems, Inc. (“CompuCom”) in 2004, we provided a letter of credit to the landlord of CompuCom’s Dallas headquarters, which letter of credit will expire on March 19, 2019, in an amount equal to $6.3 million. At June 30, 2009, the required cash collateral, pursuant to our prior revolving credit facility, was $6.3 million, which amount was included within Cash and cash equivalents on the Consolidated Balance Sheet as of that date.
We have committed capital of approximately $5.0 million, including conditional commitments to provide non-consolidated partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $2.5 million which is expected to be funded in the next 12 months. We may seek to further reduce our current ownership interests in, and our existing commitments to, the funds in which we hold interests.
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
In May 2001, we entered into a $26.5 loan agreement with our former Chairman and Chief Executive Officer. In December 2006, we restructured the obligation to reduce the amount outstanding to $14.8 million, bearing an interest rate of 5.0% per annum. Cash payments, when received, are recognized as Recovery-related party in our Consolidated Statements of Operations. Since 2001 and through June 30, 2009 we received a total of $16.3 million in cash payments on the loan. The carrying value of the loan at June 30, 2009 was zero.
We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for further distribution to such fund’s limited partners (the “clawback”). The maximum clawback we could be required to return for our general partner interest is $3.6 million, of which $2.5 million was reflected in Accrued expenses and other current liabilities and $1.1 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2009.
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
For the reasons we presented above, we believe our cash and cash equivalents at June 30, 2009, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including commitments to our existing companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.

Analysis of Parent Company Cash Flows
Cash flow activity for the Parent Company was as follows:

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Net cash used in operating activities	$(7,168)	$(8,553)
Net cash provided by (used in) investing activities	(18,740)	64,560
Net cash used in financing activities	—	(159)

	$(25,908)	$55,848

Cash Used In Operating Activities
Cash used in operating activities decreased $1.4 million. The change was primarily related to working capital changes.
Net Cash (Used in) Provided by Investing Activities
Net cash provided by investing activities decreased by $83.3 million. The decrease primarily related to an $83.8 million decrease in the proceeds from the sale of discontinued operations, a $22.2 million increase in cash used to purchase marketable securities, a $3.5 million decrease in proceeds from sales of and distributions from companies and funds and a $3.5 million increase in cash used for acquisitions of ownership interests in partner companies, offset by a $21.2 million increase in repayment of advances to partner companies, a decrease of $7.6 million in advances to partner companies and a $0.9 million decrease in restricted cash.
Net Cash (Used In) Financing Activities
Net cash used in financing activities decreased by $159 thousand. The decrease is primarily related to cash used to repurchase the Company’s common stock in the prior year period.
Consolidated Working Capital from Continuing Operations
Consolidated working capital from continuing operations was $85.0 million at June 30, 2009, a decrease of $3.4 million compared to December 31, 2008. The decrease was primarily due to the deconsolidation of Clarient on May 14, 2009. The fair value of our retained interest in Clarient is included in Ownership interests in and advances to companies on our Consolidated Balance Sheet which is not a component of working capital.
Analysis of Consolidated Company Cash Flows
Cash flow activity was as follows:

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Net cash used in operating activities	$(11,656)	$(13,375)
Net cash provided by (used in) investing activities	(34,554)	72,372
Net cash provided by (used in) financing activities	18,464	(1,558)

	$(27,746)	$57,439

Net Cash Used In Operating Activities
Cash used in operating activities decreased $1.7 million. The change was primarily related to working capital changes.

Net Cash Provided by Investing Activities
Net cash provided by investing activities decreased by $106.9 million. The decrease primarily related to an $82.3 million decrease in the proceeds from the sale of discontinued operations, a $22.2 million increase in cash used to purchase marketable securities, a $3.5 million increase in cash used for acquisitions of ownership interests in partner companies, a $3.5 million decrease in the proceeds from the sale of and distributions from companies and funds, a $2.7 million decrease in cash resulting from the deconsolidation of Clarient and a $2.0 million increase in restricted cash offset by a $5.7 million increase in repayments of advances to partner companies, and a $2.9 million decrease in the cash used in discontinued operations.
Net Cash (Used In) Provided by Financing Activities
Net cash provided by financing activities increased by $20.0 million. The increase is primarily related to a $27.5 million increase in proceeds from the issuance of subsidiary common stock offset by $2.8 million net repayments on outstanding borrowings and a $4.8 million decrease in cash provided from discontinued operations.
Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments related to continuing operations as of June 30, 2009 by period due or expiration of the commitment.

	Payments Due by Period
		Remainder of	2010 and	2012 and	Due after
	Total	2009	2011	2013	2013
	(In millions)

Contractual Cash Obligations:
Convertible senior debentures(a)	$86.0	$—	$—	$—	$86.0
Operating leases	3.2	0.3	1.2	1.2	0.5
Funding commitments(b)	5.0	2.5	2.5	—	—
Potential clawback liabilities(c)	3.6	—	3.6	—	—
Other long-term obligations(d)	3.9	0.4	1.5	1.5	0.5

Total Contractual Cash Obligations	$101.7	$3.2	$8.8	$2.7	$87.0

	Amount of Commitment Expiration by Period
		Remainder of	2010 and	2012 and	After
	Total	2009	2011	2013	2013
	(In millions)
Other Commitments:
Letters of credit(e)	$6.3	$—	$—	$—	$6.3

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

(b)
These amounts include funding commitments to private equity funds which have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management. Also included are $4.3 million conditional commitments to provide non-consolidated partner companies with additional funding.

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

(d)	Reflects the amount payable to our former Chairman and CEO under a contract.

(e)	Letters of credit include a $6.3 million letter of credit provided to the landlord of CompuCom’s Dallas headquarters lease in connection with the sale of CompuCom in 2004.

We have employment agreements with certain executive officers that provide for severance payments to the executive officer in the event the officer is terminated without cause or in the event the officer terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $8.0 million at June 30, 2009.
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
Our consolidated financial results also may vary significantly based upon which partner companies are included in our Consolidated Financial Statements. For example:
•
For the period from January 1, 2009 through May 14, 2009 and year ended December 31, 2008, we consolidated the results of operations of Clarient in continuing operations. On May 14, 2009, we deconsolidated Clarient and subsequently account for our holdings in Clarient under the fair value option.

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
Fluctuations in the price of the common stock of our publicly traded holdings may affect the price of our common stock and our net income (loss).
Fluctuations in the market prices of the common stock of our publicly traded holdings are likely to affect the price of our common stock and our net income (loss). The market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. In addition, we have elected to apply the fair value option to account for our retained interest in Clarient following its deconsolidation on May 14, 2009. As a result, gains and losses on the mark-to-market of our holdings in Clarient will be recognized in income (loss) from continuing operations for each accounting period going forward for which we continue to maintain an interest in Clarient. The aggregate market value of our holdings in Clarient (Nasdaq: CLRT), our only public company holding, at June 30, 2009 was approximately $180.0 million and at December 31, 2008 was approximately $75.8 million and could vary significantly from period to period.
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

We have material weaknesses in our internal control over financial reporting and cannot provide assurance that additional material weaknesses will not be identified in the future. Our failure to effectively maintain our internal control over financial reporting could result in material misstatements in our Consolidated Financial Statements which could require us to restate financial statements, cause us to fail to meet our reporting obligations, cause investors to lose confidence in our reported financial information and/or have a negative effect on our stock price.
We have determined that we had deficiencies in our internal control over financial reporting as of December 31, 2008 that constituted “material weaknesses” as defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5. These material weaknesses are identified in Item 9A, Controls and Procedures within our Annual Report on Form 10-K for the year ended December 31, 2008.
We cannot assure that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our Consolidated Financial Statements. These misstatements could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and/or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.
If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted.
The New York Stock Exchange (“NYSE”) listing standards require us, among other things, to maintain an average closing price of at least $1.00 per share of common stock during any consecutive 30-trading-day period. On November 4, 2008, we were notified by the NYSE that we were not in compliance with the NYSE listing standard relating to minimum average share price. Based upon the increase in our stock price since such time, we have regained compliance with such listing standard. If our stock price were to decline below $1.00 once again, we would once again be out of compliance and subject to possible delisting.
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
There could be negative effects if we do effect a reverse split of our Common Stock
If we undertake a reverse split of our stock in order to address an NYSE compliance issue as described above, or for other reasons, the immediate effect of a reverse stock split would be to reduce the number of shares of our outstanding common stock and to increase the trading price of our common stock. However, we cannot predict the specific effect of any reverse stock split upon the market price of our common stock. Based on the data we have reviewed it appears that sometimes a reverse stock split improves stock performance and sometimes it does not, and sometimes a reverse stock split improves overall market capitalization and sometimes it does not. We cannot assure you that the trading price of our common stock after the reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding as a result of the reverse stock split. Also, we cannot assure you that a reverse stock split would lead to a sustained increase in the trading price of our common stock. The trading price of our common stock may change due to a variety of factors, such as our operating results and other factors related to our business and general market conditions. We also cannot predict other possible negative effects of a reduction in the number of our common shares outstanding on the Company or on individual stockholders.
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
We are exposed to equity price risks on the marketable portion of our securities. At June 30, 2009, these securities included our equity position in Clarient, our publicly traded partner company, which has experienced significant volatility in its stock price. Historically, we have not attempted to reduce or eliminate our market exposure on publicly traded securities. Based on closing market price at June 30, 2009, the fair market value of our holdings in Clarient was approximately $180.0 million. A 20% decrease in Clarient’s stock price as of that date would result in an approximate $16 million decrease in the fair value of our holdings in Clarient and a corresponding charge in Other income (loss), net in the Consolidated Statements of Operations
In February 2004, we completed the issuance of $150.0 million of our 2024 Debentures with a stated maturity of March 15, 2024. During 2008 and 2006, we repurchased $43.0 million and $21.0 million, respectively, in face value of the 2024 Debentures. Interest payments of approximately $1.1 million each are due March and September of each year. The holders of these 2024 Debentures have the right to require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount plus accrued and unpaid interest.

					Fair
	Remainder of			After	Value at
	2009	2010	2011	2011	June 30, 2009
Liabilities
2024 Debentures due by year (in millions)	$—	$—	$—	$86.0	$67.1
Fixed interest rate	2.625%	2.625%	2.625%	2.625%	N/A
Interest expense (in millions)	$1.1	$2.3	$2.3	$27.6	N/A

Item 4.	Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2008 that were not remediated as of June 30, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
During the six months ended June 30, 2009, our efforts continued in addressing the material weaknesses in our internal control over financial reporting. The steps we have undertaken in 2009 are discussed in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2008. We are in the process of evaluating the design and operating effectiveness of our internal control over financial reporting, which as a result of our remediation plan, include certain enhanced controls within the accounts receivable, revenue and billing processes.
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
Each of the material weaknesses at December 31, 2008 related to Clarient, Inc., our then consolidated partner company. As of May 14, 2009, we deconsolidated Clarient and account for our holdings in Clarient under the fair value option.
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

PART II — OTHER INFORMATION

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
Fluctuations in the price of the common stock of our publicly traded holdings may affect the price of our common stock and our net income (loss).
Fluctuations in the market prices of the common stock of our publicly traded holdings are likely to affect the price of our common stock and our net income (loss). The market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. In addition, we have elected to apply the fair value option to account for our retained interest in Clarient following its deconsolidation on May 14, 2009. As a result, gains and losses on the mark-to-market of our holdings in Clarient will be recognized in income (loss) from continuing operations for each accounting period going forward for which we continue to maintain an interest in Clarient. The aggregate market value of our holdings in Clarient (Nasdaq: CLRT), our only public company holding, at June 30, 2009 was approximately $180.0 million and at December 31, 2008 was approximately $75.8 million and could vary significantly from period to period.
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
Our consolidated financial results also may vary significantly based upon which partner companies are included in our Consolidated Financial Statements. For example:
•
For the period from January 1, 2009 through May 14, 2009 and year ended December 31, 2008, we consolidated the results of operations of Clarient in continuing operations. On May 14, 2009, we deconsolidated Clarient and subsequently account for our holdings in Clarient under the fair value option.

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

Incorporated Filing
Reference
Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number
10.1 *	Amended and Restated Loan and Security Agreement dated as of May 27, 2009, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 5/28/09	10.1
31.1 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2 †	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date: August 7, 2009	/s/ PETER J. BONI
Peter J. Boni
President and Chief Executive Officer

Date: August 7, 2009	/s/ STEPHEN T. ZARRILLI
Stephen T. Zarrilli
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated Filing
Reference
Original
Exhibit		Form Type &	Exhibit
Number	Description	Filing Date	Number
10.1 *	Amended and Restated Loan and Security Agreement dated as of May 27, 2009, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 5/28/09	10.1
31.1 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2 †	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith