Form 10-Q
period 2009-09-30
SAFEGUARD SCIENTIFICS INC
filed 2009-11-05
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2009
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
Yes ☐ No ☑
Number of shares outstanding as of November 4, 2009
Common Stock 20,403,210

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(In thousands except
	per share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$92,101	$75,051
Cash held in escrow and restricted cash	6,433	6,433
Marketable securities	38,871	14,701
Restricted marketable securities	—	1,990
Accounts receivable, less allowances ($8,045— 2008)	—	20,465
Prepaid expenses and other current assets	726	1,507

Total current assets	138,131	120,147
Property and equipment, net	326	12,369
Ownership interests in and advances to companies ($126,741 at fair value at September 30, 2009)	205,813	85,561
Goodwill	—	12,729
Cash held in escrow and restricted cash — long-term	476	501
Other	645	1,095

Total Assets	$345,391	$232,402

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of credit line borrowings	$—	$14,104
Current maturities of long-term debt	—	263
Accounts payable	344	3,337
Accrued compensation and benefits	3,007	5,758
Accrued expenses and other current liabilities	4,683	8,285

Total current liabilities	8,034	31,747
Long-term debt	—	345
Other long-term liabilities	5,126	9,600
Convertible senior debentures	84,725	86,000

Commitments and contingencies

Shareholders’ Equity (Note 3):
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 20,390 and 20,265 shares issued and outstanding in 2009 and 2008, respectively	2,039	2,026
Additional paid-in capital	789,425	773,456
Accumulated deficit	(543,914)	(669,526)
Accumulated other comprehensive loss	—	(29)
Treasury stock, at cost	(44)	(1,217)

Total shareholders’ equity	247,506	104,710

Total Liabilities and Shareholders’ Equity	$345,391	$232,402

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands except per share data)
	(Unaudited)
Revenue	$—	$18,997	$34,839	$51,799

Operating Expenses:
Cost of sales	—	8,615	13,811	24,522
Selling, general and administrative	4,237	14,435	32,309	42,657

Total operating expenses	4,237	23,050	46,120	67,179

Operating loss	(4,237)	(4,053)	(11,281)	(15,380)
Other income (loss), net	(1,908)	7,685	156,420	10,312
Interest income	111	913	379	2,632
Interest expense	(728)	(1,202)	(2,471)	(3,767)
Equity loss	(4,827)	(8,363)	(17,786)	(20,290)

Net income (loss) from continuing operations before income taxes	(11,589)	(5,020)	125,261	(26,493)
Income tax benefit	—	30	14	26

Net income (loss) from continuing operations	(11,589)	(4,990)	125,275	(26,467)
Income (loss) from discontinued operations, net of tax	—	(1,136)	1,500	(9,237)

Net income (loss)	(11,589)	(6,126)	126,775	(35,704)
Net (income) loss attributable to noncontrolling interest	—	928	(1,163)	3,085

Net income (loss) attributable to Safeguard Scientifics, Inc.	$(11,589)	$(5,198)	$125,612	$(32,619)

Basic Income (Loss) Per Share:
Net income (loss) from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$(0.57)	$(0.20)	$6.14	$(1.15)
Net income (loss) from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	(0.06)	0.05	(0.45)

Net income (loss) attributable to Safeguard Scientifics, Inc. common shareholders	$(0.57)	$(0.26)	$6.19	$(1.60)

Diluted Income (Loss) Per Share:
Net income (loss) from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$(0.57)	$(0.20)	$5.66	$(1.15)
Net income (loss) from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	(0.06)	0.04	(0.45)

Net income (loss) attributable to Safeguard Scientifics, Inc. common shareholders	$(0.57)	$(0.26)	$5.70	$(1.60)

Average shares used in computing income (loss) per share:
Basic	20,326	20,296	20,298	20,349

Diluted	20,326	20,296	22,380	20,349

Amounts attributable to Safeguard Scientifics, Inc. common shareholders:
Net income (loss) from continuing operations	$(11,589)	$(4,062)	$124,717	$(23,383)
Net income (loss) from discontinued operations	—	(1,136)	895	(9,236)

Net income (loss) attributable to Safeguard Scientifics, Inc.	$(11,589)	$(5,198)	$125,612	$(32,619)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Cash flows from operating activities of continuing operations	$(15,537)	$(14,408)
Cash flows from operating activities of discontinued operations	—	(3,288)

Net cash used in operating activities	(15,537)	(17,696)

Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies and funds	61,272	3,557
Advances to partner companies	(1,100)	(4,210)
Repayment of advances to companies	5,679	—
Acquisitions of ownership interests in partner companies and funds, net of cash acquired	(21,094)	(19,315)
Repayment of note receivable-related party, net	—	4
Increase in marketable securities	(54,382)	(63,010)
Decrease in marketable securities	30,212	2,814
Increase in restricted cash, net	(1,956)	—
Capital expenditures	(2,144)	(3,279)
Deconsolidation of subsidary cash	(2,667)	—
Proceeds from sale of discontinued operations, net	1,500	83,934
Cash flows from investing activities of discontinued operations	—	(2,867)

Net cash provided by (used in) investing activities	15,320	(2,372)

Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	(1,194)	(30,000)
Borrowings on revolving credit facilities	23,726	24,143
Repayments on revolving credit facilities	(33,237)	(23,756)
Borrowings on term debt	—	672
Repayments on term debt	(107)	(2,520)
Issuance of common stock, net	41	115
Issuance of subsidiary equity, net	28,082	965
Repurchase of common stock	(44)	(1,296)
Cash flows from financing activities of discontinued operations	—	4,790

Net cash provided by (used in) financing activities	17,267	(26,887)

Net Increase (Decrease) in Cash and Cash Equivalents	17,050	(46,955)

Changes in Cash and Cash Equivalents from, and advances to Acsis, Alliance Consulting and Laureate Pharma included in assets of discontinued operations	—	(1,055)

	17,050	(48,010)

Cash and Cash Equivalents at beginning of period	75,051	96,201

Cash and Cash Equivalents at end of period	$92,101	$48,191

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

		Safeguard Scientifics, Inc. Shareholders
			Accumulated
			Other
			Comprehensive			Additional
		Accumulated	Income	Common Stock		Paid-In	Treasury Stock		Noncontrolling
	Total	Deficit	(Loss)	Shares	Amount	Capital	Shares	Amount	Interest
	(In thousands)

Balance — December 31, 2008 (Note 3)	$104,710	$(669,526)	$(29)	20,265	$2,026	$773,456	155	$(1,217)	$—

Net income	126,775	125,612	—	—	—	—	—	—	1,163

Impact of subsidiary equity transactions	12,750	—	31	—	—	13,882	—	—	(1,163)

Stock options exercised, net	41			4	—	41	(1)	—

Issuance of restricted stock, net	184	—	—	121	13	(1,046)	(153)	1,217	—

Repurchase of common stock	(44)						4	(44)

Stock-based compensation expense	3,092	—	—	—	—	3,092	—	—	—

Other comprehensive loss	(2)	—	(2)	—	—	—	—	—	—

Balance — September 30, 2009	$247,506	$(543,914)	$—	20,390	$2,039	$789,425	5	$(44)	$—

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
The Company evaluated subsequent events through November 5, 2009, the date the Consolidated Financial Statements as of and for the period ended September 30, 2009 were issued.
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
The Company has elected to apply the fair value option to account for its retained interest in Clarient. Unrealized gains and losses on the mark-to-market of its holdings in Clarient and realized gains and losses on the sale of any of its holdings in Clarient are recognized in Income (loss) from continuing operations for all periods subsequent to the date that Clarient was deconsolidated. See Note 7.
The Company’s voting interest in Cellumen, Inc. (“Cellumen”) was 55.2% as of September 30, 2009, on an as-converted basis. Due to the substantive participating rights of the minority shareholders in the significant operating decisions of Cellumen, the Company continues to account for its holdings in Cellumen under the equity method. See Note 16.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In July 2009, the Company’s Board of Directors approved a one-for-six reverse stock split of the Company’s common stock. The reverse split, which was approved by Safeguard shareholders in July 2008, became effective on August 27, 2009. The number of authorized shares of Company common stock was reduced from 500.0 million to 83.3 million. The reverse stock split did not negatively affect any of the rights of holders of Safeguard common stock, convertible debentures, options, deferred stock units or other securities convertible into the Company’s common stock. All share and per share amounts have been restated for all periods presented to reflect the one-for-six reverse stock split. In addition, $10.1 million was reclassified from Common stock to Additional paid-in capital at December 31, 2008 to reflect the one-for-six reverse stock split.
4. DISCONTINUED OPERATIONS
Clarient Technology Business
In March 2007, Clarient sold its technology business and related intellectual property to Carl Zeiss MicroImaging, Inc. (“Zeiss”) for an aggregate purchase price of $12.5 million. The $12.5 million consisted of $11.0 million in cash and an additional $1.5 million in contingent purchase price, subject to the satisfaction of certain post-closing conditions through March 2009. Clarient recorded the $1.5 million in income from discontinued operations in the first quarter of 2009 and received the $1.5 million from Zeiss in the second quarter of 2009.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Results of all discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
	(unaudited)
Revenue	$—	$—	$—	$45,712
Operating expenses	—	—	—	(49,652)
Impairment of carrying value	—	—	—	(3,634)
Other	—	—	—	(1,547)

Loss from operations	—	—	—	(9,121)
Gain (loss) on disposal, net of tax	—	(1,136)	1,500	(116)

Income (loss) from discontinued operations	$—	$(1,136)	$1,500	$(9,237)

5. FINANCIAL INSTRUMENTS
The Company categorizes its financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Financial assets recorded at fair value on the Company’s Consolidated Balance Sheets are categorized as follows:
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
The following table provides the assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Carrying	Fair Value Measurement at September 30, 2009
	Value	Level 1	Level 2	Level 3
	(in thousands)
	(unaudited)
Cash and cash equivalents	$92,101	$92,101	$—	$—
Cash held in escrow and restricted cash	6,433	6,433	—	—
Marketable securities — held-to-maturity:
Commercial paper	5,885	5,885
U.S. Treasury Bills	20,693	20,693	—	—
Government agency bonds	6,382	6,382	—	—
Certificates of deposit	5,911	5,911	—	—
Ownership interest in Clarient	126,741	126,741	—	—
Cash held in escrow and restricted cash — long-term	476	476	—	—

	$264,622	$264,622	$—	$—

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s holdings in Clarient are measured at fair value using quoted prices for Clarient’s common stock as traded on the NASDAQ Capital Market which is considered a Level 1 input under the valuation hierarchy (see Note 7).
As described in Note 7, the Company recognized impairment charges of $9.7 million related to cost-method partner companies during the three months ended September 30, 2009 measured as the amount by which the partner companies’ carrying values exceeded their respective estimated fair values. The fair value measurements of these companies of $3.6 at September 30, 2009 were based on Level 3 inputs as defined above. The inputs and valuation techniques used include discounted cash flows and valuation of comparable public companies.
As of September 30, 2009, the contractual maturities of the marketable securities were less than one year.
6. RECENT ACCOUNTING PRONOUNCEMENTS
In August 2009, the Financial Accounting Standards Board (“FASB”) issued ASC No. 2009-05. ASC No. 2009-05 provides amendments to FASB ASC 820-10 for the fair value measurement of liabilities. ASC No. 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets or another valuation technique that is consistent with the principles of FASB ASC 820. The amendments in the update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in the update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are level 1 fair value measurements. The guidance provided in FASB ASC No. 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of FASB ASC No. 2009-05 did not have a material effect on the Company’s consolidated financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “FASB Accounting Standards Codification” (“SFAS No. 168” or “Codification”) as the single source of authoritative non-governmental United States Generally Accepted Accounting Principles (“US GAAP”) to be launched on July 1, 2009. SFAS No. 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is for disclosure only and will not impact the Company’s Consolidated Financial Statements.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”) as codified in ASC Topic 855. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements.
In April 2009, the FASB released FASB Staff Position (“FSP”) 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments as codified in ASC Topics 270 and 825, which requires disclosures about the fair value of financial instruments (“FSP SFAS 107-1 and APB 28-1”). This pronouncement amends FASB 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in the interim financial statements as well as in the annual financial statements. FSP SFAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information in interim financial statements. In addition, the FSP requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. The Company adopted FSP SFAS 107-1 and APB 28-1 on June 30, 2009 and has provided the necessary additional disclosures.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In November 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-6, “Equity Method Accounting Considerations” as codified in ASC Topic 323. EITF 08-6 continues to follow the accounting for the initial carrying value of equity method investments in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, which is based on a cost accumulation model and generally excludes contingent consideration. EITF 08-6 also specifies that other-than-temporary impairment testing by the investor should be performed at the investment level and that a separate impairment assessment of the underlying assets is not required. An impairment charge by the investee should result in an adjustment of the investor’s basis of the impaired asset for the investor’s pro-rata share of such impairment. In addition, EITF 08-6 reached a consensus on how to account for an issuance of shares by an investee that reduces the investor’s ownership share of the investee. An investor should account for such transactions as if it had sold a proportionate share of its investment with any gains or losses recorded through earnings. EITF 08-6 also addresses the accounting for a change in an investment from the equity method to the cost method after adoption of Statement 160. EITF 08-6 affirms the existing guidance in APB 18, which requires cessation of the equity method of accounting and application of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” as codified in ASC Topic 320, or the cost method under APB 18 as codified in ASC Topic 323, as appropriate. EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008. The adoption of EITF 08-6 did not have a material impact on the Company’s Consolidated Financial Statements.
In June 2008, the EITF reached consensus on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) as codified in ASC Topic 815. EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock. EITF 07-5 replaced EITF 01-6 as a critical component of the literature applied to evaluating financial instruments for debt or equity classification and embedded features for bifurcation as derivatives. The consensus is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of the consensus did not have a material impact on the Company’s Consolidated Financial Statements.
In May 2008, the FASB issued FASB Staff Position (“FSP”) FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) as codified in ASC Topic 470. FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1also requires an accretion of the resultant debt discount over the expected life of the debt. The adoption of FSP APB 14-1 did not have any impact on the Company’s Consolidated Financial Statements because the convertible senior debentures issued by the Company do not include any cash settlement features within the scope of FSP APB 14-1.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”)” as codified in ASC Topic 350. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) as codified in ASC Topic 805. SFAS No. 141(R) significantly changes the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions. SFAS No. 141(R) further changes the accounting treatment for certain specific items, including:
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”) as codified in ASC Topic 810. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of noncontrolling interests (minority interests) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are treated as equity transactions if the parent retains its controlling financial interest. Losses attributable to the noncontrolling interest that exceed its basis in the subsidiary’s equity result in a deficit noncontrolling interest reflected in the Consolidated Balance Sheet. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the owners of the parent and noncontrolling interest. The amount of net income attributable to noncontrolling interests will be included in consolidated net income on the face of the income statement. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning after November 15, 2008. On January 1, 2009, the Company adopted the provisions of SFAS No. 160. As a result, the Company reflects the portion of equity (net assets) of its consolidated partner companies, if any, not attributable, directly or indirectly, to the Company as a noncontrolling interest within equity, separate from the equity of the Company.
7. OWNERSHIP INTERESTS IN AND ADVANCES TO COMPANIES
As discussed in Notes 2 and 3, the Company deconsolidated its holdings in Clarient as of May 14, 2009. The Company has elected to apply the fair value option to account for its retained interest in Clarient following deconsolidation.
During the three months ended September 30, 2009, the Company sold 18.4 million shares of common stock of Clarient for $61.3 million in net proceeds which reduced the Company’s ownership interest in Clarient from 47.3% to 28.3%. The Company recognized a loss of $7.3 million on the sale, based on the net proceeds received compared to the fair value at the end of the previous quarter, which is included in Other income, net in the Consolidated Statements of Operations for the three months ended September 30, 2009.
For the three months ended September 30, 2009 and for the period from May 14, 2009 through September 30, 2009, the Company recognized unrealized gains of $15.1 million and $67.6 million, respectively, on the mark-to-market of its holdings in Clarient which are included in Other income, net in the Consolidated Statements of Operations. At September 30, 2009, the fair value of the Company’s holdings in Clarient of $126.7 million was included in Ownership interests in and advances to companies in the Consolidated Balance Sheet (see Note 5).
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following unaudited summarized financial information for Clarient at June 30, 2009 and December 31, 2008 and for the six months ended June 30, 2009 and 2008, respectively, has been compiled from the unaudited financial statements of Clarient.

	June 30,	December 31,
	2009	2008
	(In thousands)
	(unaudited)
Balance Sheets:
Current assets	$38,085	$23,454
Non-current assets	16,234	12,055

Total Assets	$54,319	$35,509

Current liabilities	$13,891	$35,934
Non-current liabilities	4,738	4,315
Shareholders’ equity (deficit)	35,690	(4,740)

Total Liabilities and Shareholders’ Equity (Deficit)	$54,319	$35,509

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
	(unaudited)		(unaudited)
Results of Operations:
Revenue	$23,730	$16,916	$46,922	$32,802

Operating income (loss)	$771	$(1,716)	$2,285	$(1,859)

Net income (loss) from continuing operations	$29	$(4,279)	$(1,627)	$(5,213)

The Company recognized impairment charges related to cost method partner companies of totaling $9.7 million during the three and nine months ended September 30, 2009 which were reflected in Other income (loss), net in the Consolidated Statements of Operations. The impairment charges of $5.8 million related to GENBAND, Inc. and $3.9 million related to Tengion, Inc were based on the Company’s determination that there had been an other than temporary decline in the value of its holdings in these partner companies due to external market conditions and expectations of values at which the companies may need to raise additional capital. The impairment charges in each case were measured as the amount by which the partner companies’ carrying values exceeded their respective estimated fair values.
The Company recognized an impairment charge of $3.3 million related to its partner company, Rubicor Medical, Inc. in the second quarter of 2009, which was reflected in Equity loss in the Consolidated Statements of Operations for the nine months ended September 30, 2009. The adjusted carrying value of Rubicor at September 30, 2009 was $0. The amount of the impairment charge was determined by comparing the carrying value of Rubicor to its estimated fair value. The Company previously recognized a $4.0 million impairment charge related to Rubicor in the fourth quarter of 2008 based on estimates of fair value provided by an independent valuation firm and a range of values indicated by potential investors in Rubicor. The carrying value of the Company’s interest in Rubicor at December 31, 2008 was $4.2 million. At present, Rubicor is pursuing reorganization under Chapter 11 of the United States Bankruptcy Code. The Company believes it is unlikely the Company will recover any of its investment in the context of such bankruptcy proceeding.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources.
The following summarizes the components of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
	(unaudited)
Net income (loss)	$(11,589)	$(6,126)	$126,775	$(35,704)
Other comprehensive income (loss), before taxes:
Foreign currency translation adjustments	—	2	(2)	(54)

Total comprehensive income (loss)	(11,589)	(6,124)	126,773	(35,758)
Comprehensive (income) loss attributable to the noncontrolling interest	—	928	(1,163)	3,085

Comprehensive income (loss) attributable to the Company	$(11,589)	$(5,196)	$125,610	$(32,673)

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

Except for the convertible senior debentures discussed in Note 10, all of the long-term debt on the Consolidated Balance Sheet at December 31, 2008 related to Clarient. On May 14, 2009, the Company deconsolidated its holdings in Clarient. As a result, there is no long-term debt at September 30, 2009 on the Consolidated Balance Sheet.
In February 2009, the Company entered into a loan agreement which provides the Company with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility will be based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts and not less than 75% of its investment and securities accounts at the bank. The credit facility matures on December 31, 2010. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at September 30, 2009 was $43.7 million.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. CONVERTIBLE SENIOR DEBENTURES
In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024 (the “2024 Debentures”). Interest on the 2024 Debentures is payable semi-annually. At the debentures holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. The current conversion rate of the debentures is $43.3044 of principal amount per share. The closing price of the Company’s common stock at September 30, 2009 was $10.97. The 2024 Debentures holders have the right to require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. The 2024 Debentures holders also have the right to require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution, a change in control or the delisting of the Company’s common stock from the New York Stock Exchange if the Company were unable to obtain a listing for its common stock on another national or regional securities exchange. Subject to certain conditions, the Company may redeem all or some of the 2024 Debentures commencing March 20, 2009. During the third quarter 2009, the Company repurchased $1.3 million in face value of the 2024 debentures for $1.2 million in cash, including accrued interest. In connection with the repurchase, the Company recorded a gain of $0.1 million in Other income, net. Through September 30, 2009, the Company has repurchased a total of $65.3 million in face value of the 2024 Debentures. At September 30, 2009, the market value of the $84.7 million outstanding 2024 Debentures was approximately $78.8 million, based on quoted market prices as of such date.
11. STOCK-BASED COMPENSATION
Classification of Stock-Based Compensation Expense
Stock-based compensation expense from continuing operations was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
	(unaudited)
Cost of sales	$—	$14	$49	$35
Selling, general and administrative	825	839	3,115	2,470

	$825	$853	$3,164	$2,505

The fair value of the Company’s stock-based awards to employees was estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate was based on the U.S. Treasury yield curve in effect at the end of the quarter in which the grant occurred. The expected term of stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility measured using weekly price observations of the Company’s common stock for a period equal to the stock option’s expected term. Assumptions used in the valuation of options granted in each period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)
Service-Based Awards
Dividend yield	0%	0%	0%	0%
Expected volatility	60%	52%	60%	52%
Average expected option term	5 years	5 years	5 years	5 years
Risk-free interest rate	2.5%	3.0%	2.5%	3.1%

Performance-Based Awards
Dividend yield	—	0%	—	0%
Expected volatility	—	50%	—	50%
Average expected option term	—	4.4 years	—	4.4 years
Risk-free interest rate	—	3.0%	—	3.0%

Market-Based Awards
Dividend yield	—	—	—	0%
Expected volatility	—	—	—	59%
Average expected option term	—	—	—	6 years
Risk-free interest rate	—	—	—	3.4%

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At September 30, 2009, the Company had outstanding options that vest based on three different types of vesting schedules:
1)	Market-based;
2)	performance-based; and
3)	service-based.
Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if market capitalization targets are achieved earlier than estimated. During the nine months ended September 30, 2009 and 2008, respectively, the Company issued 0 and 250 thousand market-based option awards to employees. During the nine months ended September 30, 2009, no options vested based on achievement of market capitalization targets. The Company recorded compensation expense related to these awards of $0.3 million and $0.2 million during the three months ended September 30, 2009 and 2008, respectively. The Company recorded compensation expense related to these awards of $1.0 million and $0.2 million during the nine months ended September 30, 2009 and 2008, respectively. Depending on the Company’s stock performance, the maximum number of unvested shares at September 30, 2009 attainable under these grants was 1.2 million shares.
Performance-based awards entitle participants to vest in a number of options determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year on or about the anniversary date of the grant. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the nine months ended September 30, 2009 and 2008, respectively, the Company issued 0 and 341 thousand performance-based option awards to employees. During the nine months ended September 30, 2009, no options vested based on the achievement of capital returns targets. The Company recorded compensation expense related to these awards of $0.0 million and $0.1 million for the three and nine months ended September 30, 2009, respectively. No compensation expense was recognized related to these awards during the three and nine months ended September 30, 2008 as the awards were granted at the end of the period. The maximum number of unvested shares at September 30, 2009 attainable under these grants was 341 thousand shares.
All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the nine months ended September 30, 2009 and 2008, respectively, the Company issued 33 thousand and 284 thousand service-based option awards to employees. The Company recorded compensation expense related to these awards of $0.3 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively, and $0.9 and $0.8 for the nine months ended September 30, 2009 and 2008, respectively.
During the nine months ended September 30, 2009, the Company issued 0.2 million restricted shares to employees. The restricted shares were issued in lieu of cash for of a portion of the 2008 management incentive plan payment earned by certain senior employees. The restricted shares issued vest 25% on the first anniversary of grant and the remaining 75% thereafter in 24 equal monthly installments over the next two years.
The Company issued deferred stock units to non-employee directors for fees earned during the preceding quarter of 65 thousand and 47 thousand during the nine months ended September 30, 2009 and 2008, respectively. In 2009, all non-employee directors were required to defer at least 25% of directors’ fees earned in the period and may have elected to defer up to 100% of directors’ fees earned. For prior periods, certain directors elected to defer all or a portion of directors’ fees earned. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments in respect of the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.
Total compensation expense for deferred stock units and restricted stock was approximately $0.1 million and $0.1 million for the three months ended September 30, 2009 and 2008, respectively and $0.3 million and $0.1 million for the nine months ended September 30, 2009 and 2008, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock based compensation expense for Clarient prior to its deconsolidation was included in the Company’s consolidated results of operations. During the three months ended September 30, 2008, Clarient recorded $0.2 million of stock-based compensation expense. During the period from January 1, 2009 through May 14, 2009 and the nine months ended September 30, 2008, Clarient recorded $0.8 million and $1.4 million of stock-based compensation expense, respectively.
12. INCOME TAXES
The Company’s consolidated income tax benefit was $0 thousand and $30 thousand for the three months ended September 30, 2009 and 2008 and $14 and $26 for the nine months ended September 30, 2009 and 2008, respectively. The net income tax benefit recognized in each period resulted from the reversal of reserves that related to uncertain tax positions for which the statute of limitations expired during the period in the applicable tax jurisdictions. As discussed in Notes 2 and 3, as of May 14, 2009, the Company deconsolidated Clarient and accounts for its retained interest in Clarient at fair value. Accordingly, Clarient’s gross deferred tax assets as of December 31, 2008 of approximately $54.4 million have been deconsolidated. During the three months ended September 30, 2009, the Company generated tax expense of $11.5 million on the sale of a portion of its holdings in Clarient, which was entirely offset by capital loss carryforwards which had been reduced by a full valuation allowance. In addition, the Company recognized a gross deferred tax liability of approximately $29.1 million, which reduced the Company’s net deferred tax asset, based on the fair value of the Company’s retained interest in Clarient at September 30, 2009. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax expense and benefit that would have been recognized in 2009 and 2008, respectively, were offset by a valuation allowance.
During the nine months ended September 30, 2009, the Company had no material changes in uncertain tax positions.
13. NET INCOME (LOSS) PER SHARE
The calculations of net income (loss) per share attributable to Safeguard Scientifics, Inc. common shareholders were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands except per share data)
	(unaudited)
Basic:
Amounts attributable to Safeguard Scientifics, Inc. common shareholders:
Net income (loss) from continuing operations	$(11,589)	$(4,062)	$124,717	$(23,383)
Net income (loss) from discontinued operations	—	(1,136)	895	(9,236)

Net income (loss) attributable to Safeguard Scientifics, Inc.	$(11,589)	$(5,198)	$125,612	$(32,619)

Net income (loss) from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$(0.57)	$(0.20)	$6.14	$(1.15)
Net income (loss) from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	(0.06)	0.05	(0.45)

Net income (loss) attributable to Safeguard Scientifics, Inc. common shareholders	$(0.57)	$(0.26)	$6.19	$(1.60)

Average common shares outstanding	20,326	20,296	20,298	20,349

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands except per share data)
	(unaudited)
Diluted:
Amounts attributable to Safeguard Scientifics, Inc. common shareholders:
Net income (loss) from continuing operations	$(11,589)	$(4,062)	$124,717	$(23,383)
Interest on convertible senior debentures	—	—	1,987	—

Net income (loss) from continuing operations for diluted per share computation	(11,589)	(4,062)	126,704	(23,383)
Net income (loss) from discontinued operations	—	(1,136)	895	(9,236)

Net income (loss) for diluted per share computation	$(11,589)	$(5,198)	$127,599	$(32,619)

Net income (loss) from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$(0.57)	$(0.20)	$5.66	$(1.15)
Net income (loss) from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	(0.06)	0.04	(0.45)

Net income (loss) attributable to Safeguard Scientifics, Inc. common shareholders	$(0.57)	$(0.26)	$5.70	$(1.60)

Number of shares used in basic per share computation	20,326	20,296	20,298	20,349
Effect of dilutive securities:
Convertible senior debentures	—	—	1,984	—
Unvested restricted stock and DSUs	—	—	1	—
Employee stock options	—	—	97	—

Number of shares used in diluted per share computation	20,326	20,296	22,380	20,349

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
The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation for the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2008 because their effect would be anti-dilutive:
•
At September 30, 2009, options to purchase 3.2 million shares of common stock at prices ranging from $3.93 to $21.36 per share, and at September 30, 2008, options to purchase 3.7 million shares of common stock at prices ranging from $6.18 to $89.06 per share were excluded from the calculations.

•	At September 30, 2009 and 2008, unvested restricted stock and DSUs convertible into 217 thousand and 27 thousand shares of stock were excluded from the calculations.
•
At September 30, 2009 and 2008, a total of 2.0 million and 2.1 million shares related to the Company’s 2024 Debentures (see Note 10) representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. PARENT COMPANY FINANCIAL INFORMATION
Parent company financial information is provided to present the financial position, results of operations and cash flows of the Company as if its previously consolidated partner companies were accounted for under the equity method of accounting for all periods presented.
Parent Company Balance Sheets

	September 30,	December 31,
	2009	2008
	(In thousands)
	(unaudited)
Assets:
Cash and cash equivalents	$92,101	$73,213
Cash held in escrow	6,433	6,433
Marketable securities	38,871	14,701
Restricted marketable securities	—	1,990
Other current assets	726	356

Total current assets	138,131	96,693
Ownership interests in and advances to companies	205,813	105,955
Cash held in escrow — long-term	476	501
Other	971	1,364

Total Assets	$345,391	$204,513

Liabilities and Shareholders’ Equity:
Current liabilities	$8,034	$8,173
Long-term liabilities	5,126	5,630
Convertible senior debentures	84,725	86,000
Total Safeguard Scientifics, Inc. shareholders’ equity	247,506	104,710

Total Liabilities and Shareholders’ Equity	$345,391	$204,513

Parent Company Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
	(unaudited)
Operating expenses	$(4,237)	$(4,210)	$(12,902)	$(13,624)
Other income (loss), net	(1,908)	7,685	156,420	10,308
Recovery — related party	—	—	—	4
Interest income	111	906	375	2,613
Interest expense	(728)	(999)	(2,196)	(3,106)
Equity loss	(4,827)	(7,474)	(16,994)	(19,608)

Net income (loss) from continuing operations before income taxes	(11,589)	(4,092)	124,703	(23,413)
Income tax benefit	—	30	14	30
Equity income (loss) attributable to discontinued operations	—	(1,136)	895	(9,236)

Net income (loss) attributable to Safeguard Scientifics, Inc.	$(11,589)	$(5,198)	$125,612	$(32,619)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Parent Company Statements of Cash Flows

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
	(unaudited)
Net cash used in operating activities	$(11,049)	$(11,504)

Cash Flows from Investing Activities
Proceeds from sales of and distributions from companies and funds	61,272	3,557
Advances to partner companies	(6,900)	(14,218)
Repayment of advances to partner companies	21,179	—
Acquisitions of ownership interests in partner companies and funds, net of cash acquired	(21,094)	(19,315)
Repayment of note receivable-related party, net	—	4
Increase in marketable securities	(54,382)	(63,010)
Decrease in marketable securities	30,212	2,814
Decrease in restricted cash	861	—
Proceeds from sale of discontinued operations	—	84,517
Capital expenditures	(14)	(28)

Net cash provided by (used in) investing activities	31,134	(5,679)

Cash Flows from Financing Activities
Repurchase of convertible senior debentures	(1,194)	(30,000)
Issuance of common stock, net	41	115
Repurchase of common stock	(44)	(1,296)

Net cash used in financing activities	(1,197)	(31,181)

Net Increase (Decrease) in Cash and Cash Equivalents	18,888	(48,364)
Cash and Cash Equivalents at beginning of period	73,213	94,685

Cash and Cash Equivalents at end of period	$92,101	$46,321

Parent Company cash and cash equivalents excludes marketable securities, which consist of longer-term securities.
15. OPERATING SEGMENTS
As discussed in Notes 2 and 3, for the period from January 1, 2009 through May 14, 2009, the Company held an interest in one consolidated partner company, Clarient. As of May 14, 2009, the Company deconsolidated Clarient and accounts for its retained interest in Clarient at fair value with the unrealized gains and losses on the mark-to-market of its holdings included in Other income, net in the Consolidated Statements of Operations. During the second quarter of 2009, the Company re-evaluated its reportable operating segments and made the determination that Clarient would no longer be reported as a separate segment since the Company does not separately evaluate Clarient’s performance based upon Clarient’s operating results. Clarient is now included in the Life Sciences segment. The Company has restated the segment information for all of the periods presented to report Clarient as part of the Life Sciences segment.
As of September 30, 2009, the Company held an interest in 18 non-consolidated partner companies. The Company’s reportable operating segments are as follows: i) Life Sciences and ii) Technology.
The Life Sciences segment included the following partner companies as of September 30, 2009: Advanced BioHealing, Inc., Alverix, Inc., Avid Radiopharmaceuticals, Inc., Cellumen, Inc., Clarient, Inc., Garnet BioTherapeutics, Inc., Molecular Biometrics, Inc., NuPathe, Inc., Rubicor Medical, Inc. and Tengion, Inc.
The Technology segment included the following partner companies as of September 30, 2009: Advantedge Healthcare Solutions, Inc., Authentium, Inc., Beyond.com, Inc., Bridgevine, Inc., GENBAND, Inc., MediaMath, Inc., Portico Systems, Inc. and Swaptree, Inc.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of September 30, 2009 and December 31, 2008, the Company’s assets were primarily located in the United States.
Segment assets in Other items included primarily cash, cash equivalents, cash held in escrow and marketable securities of $137.9 million and $94.8 million at September 30, 2009 and December 31, 2008, respectively.
The following represents segment data from continuing operations:

	Three Months Ended September 30, 2009
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)
	(unaudited)
Revenue	$—	$—	$—	$—	$—
Operating income (loss)	—	—	—	(4,237)	(4,237)
Net income (loss) from continuing operations	1,209	(8,057)	(6,848)	(4,741)	(11,589)
Segment Assets:
September 30, 2009	156,715	41,116	197,831	147,560	345,391
December 31, 2008	84,508	41,050	125,558	106,844	232,402

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2008
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)
	(unaudited)
Revenue	$18,997	$—	$18,997	$—	$18,997
Operating income (loss)	157	—	157	(4,210)	(4,053)
Net loss from continuing operations	(6,365)	(1,968)	(8,333)	3,343	(4,990)

	Nine Months Ended September 30, 2009
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)
	(unaudited)
Revenue	$34,839	$—	$34,839	$—	$34,839
Operating income (loss)	1,621	—	1,621	(12,902)	(11,281)
Net income (loss) from continuing operations	151,586	(11,502)	140,084	(14,809)	125,275

	Nine Months Ended September 30, 2008
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)
	(unaudited)
Revenue	$51,799	$—	$51,799	$—	$51,799
Operating loss	(1,756)	—	(1,756)	(13,624)	(15,380)
Net loss from continuing operations	(16,673)	(5,882)	(22,555)	(3,912)	(26,467)
Other Items

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
	(unaudited)
Corporate operations	$(4,741)	$3,313	$(14,823)	$(3,938)
Income tax benefit (expense)	—	30	14	26

	$(4,741)	$3,343	$(14,809)	$(3,912)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. BUSINESS COMBINATIONS
In August 2009, the Company deployed an additional $2.0 million in NuPathe, Inc. (“NuPathe”) in connection with a larger round of financing, resulting in a decrease in the Company’s ownership interest from 23.5% to 22.9%. As a result of the decrease in the Company’s ownership position in the three months ended September 30, 2009, the Company recognized a $0.4 million change in interest gain in Equity income (loss) in the Consolidated Statements of Operations The Company previously deployed $10.0 million in NuPathe from August 2006 through July 2008. NuPathe develops therapeutics in conjunction with novel delivery technologies. The Company accounts for its holdings in NuPathe under the equity method.
In July 2009, the Company deployed an additional $1.5 million in Garnet BioTherapeutics, Inc. (“Garnet”) to maintain an ownership interest of 31.1%. The Company had previously acquired an interest in Garnet in November 2008 for $2.5 million in cash. Garnet is a clinical stage regenerative medicine company targeting the acceleration of healing and reduction of scarring associated with surgical procedures and other dermatologic conditions. The Company accounts for its holdings in Garnet under the equity method.
In July 2009, the Company acquired 17.9% of MediaMath, Inc. (“MediaMath”) for $6.7 million in cash. MediaMath is an online media trading company that enables advertising agencies and their advertisers to optimize their ad spending across various exchanges through its proprietary algorithmic bidding platform and data integration. The Company accounts for its holdings in MediaMath under the cost method.
In June 2009, the Company exercised $2.5 million of warrants in Advantedge Healthcare Solutions (“AHS”) thereby increasing its ownership interest to 39.0%. The Company previously deployed $9.0 million in AHS in May 2008 and November 2006. AHS is a technology-enabled service provider that delivers medical billing services to physician groups. The Company accounts for its holdings in AHS under the equity method.
In May 2009, the Company deployed $2.7 of cash in Avid Radiopharmaceuticals, Inc. (“Avid”), to maintain an ownership interest of 13.9%. The Company had previously acquired an interest in Avid in May 2007 for $7.3 million in cash. Avid is developing molecular imaging agents to detect neurodegenerative diseases. The Company accounts for its holdings in Avid under the cost method.
In May and February 2009, the Company provided additional funding to Cellumen as part of an up to $2.5 million convertible note financing to be funded in five tranches. As part of this financing, the Company agreed to provide Cellumen up to $1.0 million (subject to certain conditions), $0.5 million of which the Company funded as of September 30, 2009. The Company previously acquired an interest in Cellumen in June 2007, paying $6.0 million in cash for shares of Cellumen’s Series B preferred stock. In conjunction with the convertible note financing, the Series B preferred stock conversion price was adjusted, and will receive further adjustments upon the closing of future tranches, increasing the economic and voting interest of the Series B preferred stock in Cellumen. The Company’s voting interest in Cellumen increased to 55.2%, on an as-converted basis, at September 30, 2009. Due to the substantive participating rights of the minority shareholders in the significant operating decisions of Cellumen, the Company continues to account for its holdings in Cellumen under the equity method. Cellumen delivers proprietary services and products to support drug discovery and development.
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
In April 2009, the Company deployed an additional $0.5 million of cash in Portico Systems, Inc (“Portico”), in connection with a larger round of financing, resulting in a decrease in the Company’s ownership interest from 46.0% to 45.6% at September 30, 2009. The Company previously deployed $8.8 million in cash in Portico in February 2008 and August 2006. Portico is a software solutions provider for regional and national health plans looking to optimize provider network operations and streamline business processes. The Company accounts for its holdings in Portico under the equity method.
In March 2009, the Company deployed an additional $2.0 million and thereby increased its ownership interest in Bridgevine, Inc. (“Bridgevine”) to 24.4%. The Company had previously acquired an interest in Bridgevine in August 2007 for $8.0 million in cash. Bridgevine is an internet media company that enables online consumers to shop for special offers as well as compare and purchase digital services and products such as internet, phone, VoIP, TV, wireless, music, entertainment and more. The Company accounts for its holdings in Bridgevine under the equity method.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Not including the Laureate Lease Guaranty described below, the Company had outstanding guarantees of $3.8 million at September 30, 2009.
The Company has committed capital of approximately $1.3 million, including conditional commitments to provide partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $1.2 million which is expected to be funded during the next 12 months.
Under certain circumstances, the Company may be required to return a portion or all of the distributions it received as a general partner of certain private equity funds (the “clawback”). The maximum clawback the Company could be required to return due to its general partner interest is approximately $3.6 million of which $2.5 million was reflected in Accrued expenses and other current liabilities and $1.1 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2009.
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
Notwithstanding the closing of the Bundle Sale, the Company remains a guarantor of Laureate Pharma’s Princeton, New Jersey facility lease (the “Laureate Lease Guaranty”). Such guarantee may extend through the lease expiration in 2016 under certain circumstances. However, the Company is entitled to indemnification in connection with the continuation of such guaranty. As of September 30, 2009, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equaled $8.0 million.
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
In October 2001, the Company entered into an agreement with its former Chairman and Chief Executive Officer, to provide for annual payments of $0.7 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and the long-term portion of $3.0 million was included in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2009.

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
Fair Value Method. We account for our holdings in Clarient, Inc. (“Clarient”), our publicly traded partner company, under the fair value option following its deconsolidation on May 14, 2009. Unrealized gains and losses on the mark-to-market of our holdings in Clarient and realized gains and losses on the sale of any of our holdings in Clarient are recognized in Income (loss) from continuing operations in the Consolidated Statements of Operations.
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
Revenue Recognition
As of May 14, 2009, the date that Clarient was deconsolidated, we no longer report revenue from Clarient’s continuing operations. Prior to that date, all of our revenue from continuing operations for the periods presented was attributable to Clarient.
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

Allowance for Doubtful Accounts and Bad Debt Expense
All trade accounts receivable on our Consolidated Balance Sheet at December 31, 2008 related to Clarient. On May 14, 2009, all of the assets and liabilities of Clarient were deconsolidated. We have no trade accounts receivable at September 30, 2009 on the Consolidated Balance Sheet.
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
Impairment of Ownership Interests In and Advances to Companies
On a periodic basis (but no less frequently than quarterly) we evaluate the carrying value of our equity and cost method partner companies for possible impairment based on achievement of business plan objectives and milestones, the financial condition and prospects of the company, market conditions, and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. We then determine whether there has been an other than temporary decline in the value of our ownership interest in the company. Impairment to be recognized is measured as the amount by which the carrying value of an asset exceeds its fair value.
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

Results of Operations
Prior to deconsolidating Clarient on May 14, 2009, we presented Clarient as a separate segment. As of May 14, 2009, we account for our retained interest in Clarient at fair value with unrealized gains and losses on the mark-to-market of our Clarient holdings and realized gains and losses on the sale of any of our Clarient holdings included in Other income (loss), net in the Consolidated Statements of Operations. During the second quarter of 2009, we re-evaluated our reportable operating segments and we made the determination that Clarient would no longer be reported as a separate segment since we do not separately evaluate Clarient’s performance based upon its operating results. Clarient is now included in the Life Sciences segment. We have restated the segment information for all of the periods presented to report Clarient as part of the Life Sciences segment. The results of operations of all of our partner companies are reported in our Life Sciences and Technology segments. The Life Sciences and Technology segments also include the gain or loss on the sale of respective partner companies, except for gains and losses included in discontinued operations.
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
Net income (loss) before income taxes by segment was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Life Sciences	$1,209	$(6,365)	$151,586	$(16,673)
Technology	(8,057)	(1,968)	(11,502)	(5,882)

Total segments	(6,848)	(8,333)	140,084	(22,555)

Other items:
Corporate operations	(4,741)	3,313	(14,823)	(3,938)
Income tax benefit (expense)	—	30	14	26

Total other items	(4,741)	3,343	(14,809)	(3,912)

Net income (loss) from continuing operations	(11,589)	(4,990)	125,275	(26,467)
Income (loss) from discontinued operations, net of tax	—	(1,136)	1,500	(9,237)

Net income (loss)	(11,589)	(6,126)	126,775	(35,704)
Net (income) loss attributable to noncontrolling interest	—	928	(1,163)	3,085

Net income (loss) attributable to Safeguard Scientifics, Inc.	$(11,589)	$(5,198)	$125,612	$(32,619)

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

Life Sciences
The following partner companies were included in Life Sciences during the nine months ended September 30, 2009 and 2008:

	Safeguard Ownership as of September 30,
Partner Company	2009	2008	Accounting Method
Advanced BioHealing, Inc.	28.3%	28.3%	Equity Method
Alverix, Inc.	50.0%	50.0%	Equity Method
Avid Radiopharmaceuticals, Inc.	13.9%	13.9%	Cost Method
Cellumen, Inc.	55.2%	40.6%	Equity Method (1)
Clarient, Inc.	28.3%	58.1%	Fair Value Option/
			Consolidation (2)
Garnet BioTherapeutics, Inc.	31.1%	N /A	Equity Method
Molecular Biometrics, Inc.	38.1%	34.3%	Equity Method
NuPathe, Inc.	22.9%	23.4%	Equity Method
Rubicor Medical, Inc.	45.5%	35.7%	Equity Method
Tengion, Inc.	4.5%	N/A	Cost Method

(1)
During 2009, our voting interest in Cellumen, Inc. increased to 55.2%, on an as-converted basis, from 40.6%. Due to the substantive participating rights of the minority shareholders in the significant operating decisions of Cellumen, we continue to account for our holdings in Cellumen under the equity method.

(2)
On May 14, 2009, Clarient, our then consolidated partner company, completed the second closing of a private placement of its Series A convertible preferred stock, decreasing our ownership interest from 50.2% to 47.3%. As a result, we deconsolidated our holdings in Clarient as of May 14, 2009 because we ceased to have a controlling financial interest in Clarient as of such date. We have elected to apply the fair value option to account for our holdings in Clarient following deconsolidation. Unrealized gains and losses on the mark-to-market of our holdings in Clarient and realized gains and losses on the sale of any of our holdings in Clarient are recognized in income (loss) from continuing operations for all periods subsequent to the date that Clarient was deconsolidated. In the three months ended September 30, 2009, we sold 18.4 million shares of Clarient common stock which reduced our ownership interest from 47.3% to 28.3%.

Results from continuing operations of the Life Sciences segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Revenue	$—	$18,997	$34,839	$51,799
Operating Expenses:
Cost of sales	—	8,615	13,811	24,522
Selling, general and administrative	—	10,225	19,407	29,033

Total operating expenses	—	18,840	33,218	53,555

Operating income (loss)	—	157	1,621	(1,756)
Other income, net	3,811	—	162,328	—
Interest income	—	7	4	19
Interest expense	—	(203)	(275)	(661)
Equity loss	(2,602)	(6,326)	(12,092)	(14,275)

Net income (loss) from continuing operations before income taxes	$1,209	$(6,365)	$151,586	$(16,673)

Clarient operates primarily in one business, the delivery of critical oncology testing services to community pathologists, biopharmaceutical companies and other researchers.

Three months ended September 30, 2009 versus the three months ended September 30, 2008
Results of operations for the three months ended September 30, 2009 do not include the results of operations of Clarient. Upon the deconsolidation of Clarient on May 14, 2009, we no longer reported revenue, cost of sales, selling, general and administrative expenses and interest expense, net from Clarient’s continuing operations in our results of operations. Prior to that date, all of our Life Science segment’s revenue, cost of sales, selling, general and administrative expenses and interest expense, net from continuing operations was attributable to Clarient.
Other income, net Other income, net included an unrealized gain of $15.1 million on the mark-to-market of our holdings in Clarient as of September 30, 2009 which was partially offset by a $7.3 million realized loss of the sale of 18.4 million shares of common stock of Clarient in and an impairment charge of $3.9 million related to our holdings in Tengion.
Nine months ended September 30, 2009 versus the nine months ended September 30, 2008
Results of operations for the nine months ended September 30, 2009 include the results of operations of Clarient for the 134 days in the period from January 1, 2009 through May 14, 2009 that Clarient was consolidated. Upon the deconsolidation of Clarient on May 14, 2009, we no longer reported revenue, cost of sales, selling, general and administrative expenses and interest expense, net from Clarient’s continuing operations in our results of operations. Prior to that date, all of our Life Science segment’s revenue, cost of sales, selling, general and administrative expenses and interest expense, net from continuing operations was attributable to Clarient.
Other income (loss), net On May 14, 2009, we deconsolidated our holdings in Clarient because we ceased to have a controlling financial interest in Clarient and recognized an unrealized gain on deconsolidation of $106.0 million as of that date. In addition, we recognized an unrealized gain of $67.6 million on the mark-to-market of our holdings in Clarient through September 30, 2009 which was offset by a $7.3 million realized loss of the sale of 18.4 million shares of common stock of Clarient and an impairment charge of $3.9 million related to our holdings in Tengion.
Equity Loss. Equity loss fluctuates with the number of Life Sciences partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity method partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag basis. Equity loss for Life Sciences decreased $3.7 million and $2.2 million in the three and nine months ended September 30, 2009, respectively, compared to the prior year periods. The decrease for the three months ended September 30, 2009 as compared to 2008 primarily relates to a decrease in aggregate net loss for our existing equity method partner companies and an expense of $2.3 million associated with in-process research and development related to our acquisition of Molecular Biometrics, Inc. in 2008. The decrease for the nine months ended September 30, 2009 as compared to 2008 primarily relates to a decrease in aggregate net loss for our existing equity method partner companies, an expense of $2.3 million associated with in-process research and development related to our acquisition of Molecular Biometrics, Inc. in 2008 offset by an impairment charge of $3.3 million related to Rubicor in 2009.

Technology
The following partner companies were included in Technology during the nine months ended September 30, 2009 and 2008:

	Safeguard Ownership as of September 30,
Partner Company	2009	2008	Accounting Method
Advantedge Healthcare Solutions, Inc.	38.9%	37.7%	Equity Method
Authentium, Inc.	20.0%	20.0%	Equity Method
Beyond.com, Inc.	37.1%	37.1%	Equity Method
Bridgevine, Inc.	24.2%	20.8%	Equity Method
Kadoo, Inc.(1)	N/A	14.0%	Cost Method
GENBAND, Inc.	2.2%	2.3%	Cost Method
MediaMath	17.9%	N/A	Cost Method
Portico Systems, Inc.	45.6%	46.8%	Equity Method
Swaptree, Inc.	29.3%	29.3%	Equity Method

(1)
In the fourth quarter of 2008, we impaired the entire carrying value of Kadoo, Inc. and in the third quarter of 2009 sold our equity interest in exchange for a $0.2 million interest in a convertible promissory note, whose carrying value is zero.

Results from continuing operations of the Technology segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Other income (loss), net	$(5,846)	$—	$(5,846)	$—
Equity loss	(2,211)	(1,968)	(5,656)	(5,882)

Net income (loss) from continuing operations before income taxes	$(8,057)	$(1,968)	$(11,502)	$(5,882)

Other income (loss), net Other income (loss), net of $5.8 million for the three month and nine month periods ended September 30, 2009 reflects an impairment charge related to our holdings in GENBAND, Inc.
Equity Loss. Equity loss fluctuates with the number of Technology partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity method partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag. Equity loss for Technology increased $0.2 million for the three months ended September 30, 2009 compared to the prior year period, primarily due to an additional equity method partner company which generated a loss. Equity loss for Technology decreased $0.2 million for the nine months ended September 30, 2009 compared to the prior year period, primarily due to an overall decrease in the losses being generated by equity method partner companies.

Corporate Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
General and administrative	$(3,458)	$(3,562)	$(10,552)	$(12,414)
Stock-based compensation	(752)	(612)	(2,249)	(1,081)
Depreciation	(27)	(36)	(101)	(129)
Interest income	111	906	375	2,613
Interest expense	(728)	(999)	(2,196)	(3,106)
Other income (loss), net	127	7,685	(62)	10,312
Equity loss	(14)	(69)	(38)	(133)

	$(4,741)	$3,313	$(14,823)	$(3,938)

Three months ended September 30, 2009 versus the three months ended September 30, 2008
General and Administrative. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and travel-related costs. General and administrative costs for the three months ended September 30, 2009 decreased $0.1 million as compared to the prior year period. The decrease is primarily attributable to a $0.2 million decrease in facility costs and a $0.1 million decrease in employee costs, partially off-set by a $0.2 million increase in professional fees.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. The $0.1 million increase in compensation expense for the three month period ended September 30, 2009 compared to the prior year period relates to expense recognized for performance-based stock options and restricted stock awards in the current period and stock option forfeitures in the prior year period. Stock-based compensation expense related to corporate operations is included in selling, general and administrative in the Consolidated Statements of Operations.
Interest Income. Interest income includes all interest earned on available cash and marketable security balances. Interest income decreased $0.8 million in the second quarter of 2009 compared to the prior year period due to a decrease in prevailing interest rates.
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
Nine months ended September 30, 2009 versus the nine months ended September 30, 2008
General and Administrative. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and travel-related costs. General and administrative costs decreased $1.9 million for the nine month period ended September 30, 2009 compared to the prior year period. The decrease is primarily attributable to a $0.6 million decrease in professional fees, $0.2 million decrease in employee costs and $0.5 million decrease in facility costs.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. The $1.2 million increase in compensation expense for the nine month period ended September 30, 2009 compared to the prior year period relates to expense recognized for performance-based stock options and restricted stock awards and stock option forfeitures in the prior year period. Stock-based compensation expense related to corporate operations is included in selling, general and administrative in the Consolidated Statements of Operations.
Interest Income. Interest income includes all interest earned on available cash and marketable security balances. Interest income decreased $2.2 million for the nine month period ended September 30, 2009 compared to the prior year period due to a decrease in prevailing interest rates.

Interest Expense. Interest expense is primarily related to our 2.625% convertible senior debentures with a stated maturity of 2024. Interest expense decreased $0.9 million for the nine month period ended September 30, 2009 compared to the prior year period. The decline was attributable to the repurchase of $43 million in face value of the 2024 Debentures in the second half of 2008.
Other income (loss), net. Other income for the nine months ended September 30, 2008 was primarily related to a net gain of $7.6 million on the repurchase of $38 million in face value of the 2024 debentures and a $1.7 million net gain on the sale of companies, including the receipt of escrowed funds from a legacy asset.
Equity loss. Equity loss for both periods presented related to our private equity fund holdings accounted for under the equity method.
Income Tax (Expense) Benefit
Consolidated income tax benefit was $0 thousand and $30 thousand for the three months ended September 30, 2009 and 2008 and $14 thousand and $26 thousand for the nine months ended September 30, 2009 and 2008, respectively. The net income tax benefit recognized in each period resulted from the reversal of reserves that related to uncertain tax positions for which the statute of limitations expired during the period in the applicable tax jurisdictions. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax expense and benefit that would have been recognized in 2009 and 2008, respectively, were offset by a valuation allowance.
Discontinued Operations
In March 2007, Clarient sold its technology business and related intellectual property to Carl Zeiss MicroImaging, Inc. (“Zeiss”) for an aggregate purchase price of $12.5 million. (the “ACIS Sale”) The $12.5 million consisted of $11.0 million in cash and an additional $1.5 million in contingent purchase price, subject to the satisfaction of certain post-closing conditions through March 2009. In April 2009, Clarient received the $1.5 million from Zeiss which was recorded in income from discontinued operations within the Consolidated Statement of Operations for the nine months ended September 30, 2009.
In May 2008, we consummated a transaction (the “Bundle Sale”) pursuant to which we sold all of our equity and debt interests in Acsis, Inc. (“Acsis”), Alliance Consulting Group Associates, Inc. (“Alliance Consulting”), Laureate Pharma, Inc. (“Laureate Pharma”), ProModel Corporation (“ProModel”) and Neuronyx, Inc. (“Neuronyx”). Of the companies included in the Bundle Sale, Acsis, Alliance Consulting and Laureate Pharma were consolidated partner companies and are reported in discontinued operations for all periods presented. The loss from discontinued operations, net of tax, for the nine month period ended September 30, 2008 of $9.2 million was primarily attributable to a $3.6 million impairment loss related to the Bundle Sale, losses resulting from the operating results of Acsis, Alliance Consulting and Laureate Pharma, a severance charge of $0.9 million related to the Bundled Sale and a pre-tax gain on disposal of $1.4 million.
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
As of September 30, 2009, at the parent company level, we had $92.1 million of cash and cash equivalents and $38.9 million of marketable securities for a total of $131.0 million. In addition, we had $6.9 million of cash held in escrow, including accrued interest, related to the Bundle Sale and the sale of Pacific Title and Art Studio.
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
In February 2004, we completed the sale of the 2024 Debentures. At September 30, 2009, we had $84.7 million in face value of the 2024 Debentures outstanding. Interest on the 2024 Debentures is payable semi-annually. At the holders’ option, the 2024 Debentures are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the 2024 Debentures is $43.3044 of principal amount per share. The closing price of our common stock on September 30, 2009 was $10.97. The 2024 Debentures holders have the right to require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest. The 2024 Debentures holders also have the right to require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution or a change in control. Subject to certain conditions, we have the right to redeem all or some of the 2024 Debentures. None of these conditions are satisfied as of today. During the third quarter 2009, we repurchased $1.3 million in face value of the 2024 debentures for $1.2 million in cash, including accrued interest. Through September 30, 2009, we repurchased a total of $65.3 million in face value of the 2024 debentures for $51.2 million in cash, including accrued interest.

On May 2, 2008, our Board of Directors authorized us, from time to time and depending on market conditions, to repurchase shares of our outstanding common stock, with up to an aggregate value of $10.0 million, exclusive of fees and commissions. The Board has also authorized us to repurchase such of our 2024 Debentures as our current cash position and partner company exit activity as well as prevailing market prices for such debentures, warrants from time to time. These repurchases have and will be made in open market or privately negotiated transactions in compliance with the U.S. Securities and Exchange Commission and other applicable legal requirements. The manner, timing and amount of any purchases have and will be determined by us based upon an evaluation of market conditions, stock price, trading prices of our 2024 Debentures and other factors. Our Board of Directors’ authorizations regarding common stock and 2024 Debenture repurchases do not obligate us to acquire any particular amount of common stock or 2024 Debentures and may be modified or suspended at any time at our discretion. During the year ended December 31, 2008 we repurchased approximately 975 thousand shares of common stock at a cost of $1.3 million.
On February 6, 2009, we entered into a loan agreement which provides us with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts and not less than 75% of our investment and securities accounts at the bank. The credit facility matures on December 31, 2010. Under the credit facility, we provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters in connection with the sale of CompuCom Systems in 2004. Availability under our revolving credit facility at September 30, 2009 was $43.7 million.
We have committed capital of approximately $1.3 million, including conditional commitments to provide non-consolidated partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $1.2 million which is expected to be funded in the next 12 months. We may seek to further reduce our current ownership interests in, and our existing commitments to, the funds in which we hold interests.
The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to acquire interests in technology and life sciences companies or provide additional funding to existing partner companies, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in partner companies from time-to-time, we may receive proceeds from such sales which could increase our liquidity. From time-to-time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could significantly impact our liquidity.
In May 2001, we entered into a $26.5 loan agreement with our former Chairman and Chief Executive Officer. In December 2006, we restructured the obligation to reduce the amount outstanding to $14.8 million, bearing an interest rate of 5.0% per annum. Cash payments, when received, are recognized as Recovery-related party in our Consolidated Statements of Operations. Since 2001 and through September 30, 2009 we received a total of $16.3 million in cash payments on the loan. The carrying value of the loan at September 30, 2009 was zero.
We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for further distribution to such fund’s limited partners (the “clawback”). The maximum clawback we could be required to return for our general partner interest is $3.6 million, of which $2.5 million was reflected in Accrued expenses and other current liabilities and $1.1 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2009.
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
For the reasons we presented above, we believe our cash and cash equivalents at September 30, 2009, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including commitments to our existing companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.

Analysis of Parent Company Cash Flows
Cash flow activity for the Parent Company was as follows:

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Net cash used in operating activities	$(11,049)	$(11,504)
Net cash provided by (used in) investing activities	31,134	(5,679)
Net cash used in financing activities	(1,197)	(31,181)

	$18,888	$(48,364)

Cash Used In Operating Activities
Cash used in operating activities decreased $0.5 million. The change was primarily related to a decrease in cash used for corporate general and administrative expenses.
Net Cash (Used in) Provided by Investing Activities
Net cash provided by investing activities increased by $36.8 million. The increase primarily related to a $57.7 million increase in proceeds from sales of and distributions from companies and funds, a $36.0 million decrease in cash used to purchase marketable securities, a $21.2 million increase in repayment of advances to partner companies, a decrease of $7.3 million in advances to partner companies and a $0.9 million decrease in restricted cash offset by an $84.5 million decrease in the proceeds from the sale of discontinued operations and a $1.8 million increase in cash used for acquisitions of ownership interests in partner companies.
Net Cash (Used In) Financing Activities
Net cash used in financing activities decreased by $30.0 million. The decrease was primarily related to a $28.8 million decrease in cash used to repurchase our convertible senior debentures and $1.3 million in cash used to repurchase our common stock in the prior year period.
Consolidated Working Capital from Continuing Operations
Consolidated working capital from continuing operations was $130.1 million at September 30, 2009, an increase of $41.7 million compared to December 31, 2008. The increase was primarily due to the sale of 18.4 million shares of common stock of Clarient in the three months ended September 30, 2009 for net cash proceeds of $61.3 million partially offset by the deconsolidation of Clarient on May 14, 2009. The fair value of our retained interest in Clarient is included in Ownership interests in and advances to companies on our Consolidated Balance Sheet which is not a component of working capital.
Analysis of Consolidated Company Cash Flows
Cash flow activity was as follows:

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Net cash used in operating activities	$(15,537)	$(17,696)
Net cash provided by (used in) investing activities	15,320	(2,372)
Net cash provided by (used in) financing activities	17,267	(26,887)

	$17,050	$(46,955)

Net Cash Used In Operating Activities
Cash used in operating activities decreased $2.2 million. The change was primarily related to cash used in operating activities of discontinued operations in the prior year period and a decrease in cash used for corporate general and administrative expenses.
Net Cash Provided by Investing Activities
Net cash provided by investing activities increased by $17.7 million. The increase primarily related to a $57.7 million increase in proceeds from sales of and distributions from companies and funds, a $36.0 million decrease in cash used to purchase marketable securities, a $5.7 million increase in repayment of advances to partner companies, a decrease of $3.1 million in advances to partner companies, a $2.9 million decrease in the cash used in discontinued operations and a $1.1 million decrease in capital expenditures offset by a $82.4 million decrease in the proceeds from the sale of discontinued operations, a $2.7 million decrease in cash resulting from the deconsolidation of Clarient, a $1.9 million increase in restricted cash and a $1.8 million increase in cash used for acquisitions of ownership interests in partner companies.
Net Cash (Used In) Provided by Financing Activities
Net cash provided by financing activities increased by $44.2 million. The increase was primarily related to a $27.1 million increase in the proceeds from the issuance of subsidiary common stock, a $28.8 million decrease in cash used to repurchase our convertible senior debentures and $1.3 million in cash used to repurchase our common stock in the prior year period, partially offset by $8.2 million net repayments of outstanding borrowings and a $4.8 million decrease in cash provided from financing activities of discontinued operations.
Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments related to continuing operations as of September 30, 2009 by period due or expiration of the commitment.

	Payments Due by Period
		Remainder of	2010 and	2012 and	Due after
	Total	2009	2011	2013	2013
	(In millions)
Contractual Cash Obligations:
Convertible senior debentures(a)	$84.7	$—	$—	$—	$84.7
Operating leases	3.1	0.2	1.2	1.2	0.5
Funding commitments(b)	1.3	0.3	1.0	—	—
Potential clawback liabilities(c)	3.6	—	3.6	—	—
Other long-term obligations(d)	3.8	0.2	1.5	1.5	0.6

Total Contractual Cash Obligations	$96.5	$0.7	$7.3	$2.7	$85.8

	Amount of Commitment Expiration by Period
		Remainder of	2010 and	2012 and	After
	Total	2009	2011	2013	2013
	(In millions)
Other Commitments:
Letters of credit(e)	$6.3	$—	$—	$—	$6.3

(a)
In February 2004, we completed the issuance of $150.0 million in face value of the 2024 Debentures with a stated maturity of March 15, 2024. Through September 30, 2009, we repurchased $65.3 million in face value of the 2024 Debentures. The 2024 Debenture holders have the right to require us to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest.

(b)
These amounts include funding commitments to private equity funds which have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management. Also included are $0.8 million conditional commitments to provide non-consolidated partner companies with additional funding.

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
We have employment agreements with certain executive officers that provide for severance payments to the executive officer in the event the officer is terminated without cause or in the event the officer terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $8.0 million at September 30, 2009.
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
Fluctuations in the market prices of the common stock of our publicly traded holdings are likely to affect the price of our common stock and our net income (loss). The market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. In addition, we have elected to apply the fair value option to account for our retained interest in Clarient following its deconsolidation on May 14, 2009. As a result, gains and losses on the mark-to-market of our holdings in Clarient will be recognized in income (loss) from continuing operations for each accounting period going forward for which we continue to maintain an interest in Clarient. The aggregate market value of our holdings in Clarient (Nasdaq: CLRT), our only public company holding, at September 30, 2009 was approximately $126.7 million and could vary significantly from period to period. By way of example, the aggregate market value of our holdings in Clarient was $69.7 million at November 4, 2009.
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
Events over the past two years in the United States and international capital markets, debt markets and economies generally may negatively impact the Company’s ability to pursue certain of its tactical and strategic initiatives, such as: accessing additional public or private equity or debt financing for itself or for its partner companies and selling the Company’s interests in its partner companies on terms acceptable to the Company and in time frames consistent with our expectations.
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
As reported in its Form 10-K for the year ended December 31, 2008, Clarient’s independent auditors determined that there was substantial doubt about Clarient’s ability to continue as a going concern. The going concern explanatory paragraph in Clarient’s audit opinion could have a negative impact on:
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
We are exposed to equity price risks on the marketable portion of our securities. At September 30, 2009, these securities included our equity position in Clarient, our publicly traded partner company, which has experienced significant volatility in its stock price. Historically, we have not attempted to reduce or eliminate our market exposure on publicly traded securities. Based on closing market price at September 30, 2009, the fair market value of our holdings in Clarient was approximately $126.7 million. A 20% decrease in Clarient’s stock price as of that date would result in an approximate $25.3 million decrease in the fair value of our holdings in Clarient and a corresponding charge in Other income, net in the Consolidated Statements of Operations. The aggregate market value of our holdings in Clarient was $69.7 million at November 4, 2009.
In February 2004, we completed the issuance of $150.0 million of our 2024 Debentures with a stated maturity of March 15, 2024. Through September 30, 2009, we repurchased $65.3 million in face value of the 2024 Debentures. Interest payments of approximately $1.1 million each are due March and September of each year. The holders of these 2024 Debentures have the right to require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount plus accrued and unpaid interest.

	Remainder of			After	Fair Value at
Liabilities	2009	2010	2011	2011	September 30, 2009
2024 Debentures due by year (in millions)	$—	$—	$—	$84.7	$78.8
Fixed interest rate	2.625%	2.625%	2.625%	2.625%	N/A
Interest expense (in millions)	$0.6	$2.2	$2.2	$27.1	N/A

Item 4.	Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2008 that were not remediated as of September 30, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
During the nine months ended September 30, 2009, our efforts continued in addressing the material weaknesses in our internal control over financial reporting. The steps we have undertaken in 2009 are discussed in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2008. We are in the process of evaluating the design and operating effectiveness of our internal control over financial reporting, which as a result of our remediation plan, include certain enhanced controls within the accounts receivable, revenue and billing processes.
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
Fluctuations in the market prices of the common stock of our publicly traded holdings are likely to affect the price of our common stock and our net income (loss). The market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. In addition, we have elected to apply the fair value option to account for our retained interest in Clarient following its deconsolidation on May 14, 2009. As a result, gains and losses on the mark-to-market of our holdings in Clarient will be recognized in income (loss) from continuing operations for each accounting period going forward for which we continue to maintain an interest in Clarient. The aggregate market value of our holdings in Clarient (Nasdaq: CLRT), our only public company holding, at September 30, 2009 was approximately $126.7 million and could vary significantly from period to period. By way of example, the aggregate market value of our holdings in Clarient was $69.7 million at November 4, 2009.
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

Item 4.	Submission of Matters to a Vote of Security Holders
The shareholders of the Company voted on three items of business at the Annual Meeting of Shareholders held on August 28, 2009:
1.	The election of nine directors;

2.
A proposal to amend and restate the Company’s 2004 Equity Compensation Plan to increase the number of shares of common stock reserved for issuance there under by 7 million shares (1,166,666 shares as adjusted for the reverse stock split), or from 6 million shares (1,000,000 shares as adjusted for the reverse stock split) to 13 million shares (2,166,666 shares as adjusted for the reverse stock split), and to make certain other clarifying changes and updates; and

3.	A proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

The nominees for director were elected based upon the following votes:

NOMINEE	VOTES FOR	VOTES WITHHELD	NOT VOTED
Peter J. Boni	95,004,335	10,559,099	16,750,878
Michael J. Cody	97,117,893	8,445,541	16,750,878
Julie A. Dobson	93,461,838	12,101,596	16,750,878
Andrew E. Lietz	97,267,715	8,295,719	16,750,878
George MacKenzie	88,283,372	17,280,062	16,750,878
George D. McClelland	84,995,105	20,568,329	16,750,878
Jack L. Messman	97,244,967	8,318,467	16,750,878
John J. Roberts	78,799,691	26,763,743	16,750,878
Robert J. Rosenthal	82,071,273	23,492,161	16,750,878
The proposal to amend and restate the Company’s 2004 Equity Compensation Plan received the following votes:

34,791,522	VOTES FOR
29,884,909	VOTES AGAINST
371,738	ABSTENTIONS
57,266,143	NOT VOTED
The proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009, received the following votes:

102,363,818	VOTES FOR
2,496,006	VOTES AGAINST
703,611	ABSTENTIONS
16,750,877	NOT VOTED

Item 6.	Exhibits
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

Incorporated Filing
Reference
Original
Exhibit			Form Type &	Exhibit
Number		Description	Filing Date	Number
3.1		Amendment to Second Amended and Restated Articles of Incorporation	Form 8-K 8/27/09	3.1

31.1	†	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2	†	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1	†	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2	†	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date: November 5, 2009	/s/ PETER J. BONI
Peter J. Boni
President and Chief Executive Officer

Date: November 5, 2009	/s/ STEPHEN T. ZARRILLI
Stephen T. Zarrilli
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated Filing
Reference
Original
Exhibit			Form Type &	Exhibit
Number		Description	Filing Date	Number
3.1		Amendment to Second Amended and Restated Articles of Incorporation	Form 8-K 8/27/09	3.1

31.1	†	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2	†	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1	†	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2	†	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith