Form 10-K
period 2009-12-31
SAFEGUARD SCIENTIFICS INC
filed 2010-03-16
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

Commission File Number 1-5620

Safeguard Scientifics, Inc.
(Exact name of Registrant as specified in its charter)

Pennsylvania	23-1609753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

435 Devon Park Drive Building 800 Wayne, PA	19087 (Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $159,260,690 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares outstanding of the Registrant’s Common Stock, as of March 15, 2010 was 20,465,160.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

SAFEGUARD SCIENTIFICS, INC.

FORM 10-K

DECEMBER 31, 2009

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

Business Overview

Safeguard’s charter is to build value in growth-stage technology and life sciences businesses by providing partner companies with capital and a range of strategic, operational and management resources. Safeguard may participate in expansion financings, corporate spin-outs, management buy-outs, recapitalizations, industry consolidations and early-stage financings. Our vision is to be the preferred catalyst for creating great technology and life sciences companies. Throughout this document, we use the term “partner company” to generally refer to those companies that we have an economic interest in and that we are actively involved in influencing the development of, usually through board representation in addition to our equity ownership stake. From time to time, in addition to our partner companies, we also hold economic interest in other enterprises that we are not actively involved in the management of.

We strive to create long-term value for our shareholders by helping partner companies increase their market penetration, grow revenue and improve cash flow. We focus on companies with capital requirements of up to $25 million that operate in two sectors:

Technology — including companies focused on healthcare information technology, financial services technology and internet/new media businesses that have recurring or transactional revenue models; and

Life Sciences — including companies focused on molecular and point-of-care diagnostics, medical devices/regenerative medicine, specialty pharmaceuticals and healthcare services.

In 2009, our management team executed against the following objectives, to:

•	Deploy capital in companies within our strategic focus;

•	Build value in partner companies by developing strong management teams, growing the companies organically and through acquisitions, and positioning the companies for liquidity at premium valuations;

•	Realize the value of partner companies through selective, well-timed exits to maximize risk-adjusted value; and

•	Provide the tools needed for investors to fully recognize the shareholder value that has been created by our efforts.

To meet these strategic objectives during 2010, Safeguard will continue to focus on:

•	finding opportunities to deploy our capital in additional partner companies;

•	helping partner companies to achieve additional market penetration, revenue growth, cash flow improvement and growth in long-term value; and

•	realizing value in our partner companies if and when we believe doing so will maximize value for our shareholders.

We incorporated in the Commonwealth of Pennsylvania in 1953. Our corporate headquarters is located at 435 Devon Park Drive, Building 800, Wayne, Pennsylvania 19087.

Significant 2009 Highlights

Here are our key developments from 2009:

•	During 2009, we deployed $24.9 million in additional capital to support the growth of ten existing partner companies.

•	In March and May, Clarient, Inc. completed a private placement of $40.0 million of convertible preferred stock with Oak Investment Partners. The new capital from Oak enabled Clarient to retire all of its outstanding debt, except for receivable financing, and provided additional working capital to support Clarient’s growth and geographic expansion. As a result of the transaction, our $30 million mezzanine debt facility was terminated after Clarient repaid all $19.5 million in borrowings then outstanding. In addition, the financing released $12.3 million in cash collateral which supported our guarantee of Clarient debt with another lender. Our ownership position was reduced to 47%.

•	In July, we deployed $6.7 million in MediaMath, Inc. leading a $7.2 million financing round. MediaMath has developed the advertising industry’s leading real-time algorithmic buying platform for display media, utilizing data and optimization for superior performance.

•	In August, we completed a one-for-six reverse split of our common stock, reducing the number of shares outstanding to 20.4 million from 122.3 million. We believe this transaction broadened our appeal to investors. As of August 26, 2009, the day prior to the reverse split, the market price of our common stock was $10.44 on a post-reverse split basis. As of March 15, 2010, our stock price was $12.98.

•	In the third quarter, we sold 18.4 million shares of Clarient’s common stock to a diverse group of institutional investors. This transaction further reduced our ownership position in Clarient to 28%. Total proceeds from the sale were $61.3 million.

•	In October, we deployed $5 million in Quinnova Pharmaceuticals, Inc., leading a $17.4 million financing round.

•	During the third and fourth quarters, we repurchased an additional $7.8 million in face value of our 2.625% convertible senior debentures, due March 2024. These transactions brought our debenture repurchase total to $71.8 million in face value since 2006 and reduced the outstanding balance of the original 2004 issue of $150 million to $78.2 million.

Our Strategy

We focus on companies that address the strategic challenges facing businesses today and the opportunities they present. We believe these challenges have five general themes:

•	Maturity — Many existing technologies, solutions and therapies are reaching the end of their designed lives or patent protection; the population of the U.S. is aging; IT infrastructure is maturing and the sectors are consolidating; and many businesses based on once-novel technologies are now facing consolidation and other competitive pressures.

•	Migration — Many technology platforms are migrating to newer technologies with changing cost structures; many medical treatments are moving toward earlier stage intervention or generics; there is a migration from generalized treatments to personalized medicine; many business models are migrating towards different revenue-generation models, integrating technologies and services; and traditional media such as newspapers and advertising are migrating online.

•	Convergence — Many technology and life sciences businesses are intersecting in fields like medical devices and diagnostics for targeted therapies. Within life sciences itself, devices, diagnostics and therapeutics are converging.

•	Compliance — Regulatory compliance is driving buying behavior in technology and life sciences. HIPPA, Sarbanes-Oxley, the FDA and the SEC are all telling businesses how to spend money.

•	Cost containment — The importance of cost containment grows as healthcare costs and IT infrastructure maintenance costs grow and as a recessionary dynamic weakens sectors of the economy.

These strategic themes tend to drive growth and attract entrepreneurs who need capital, operational support and strategic guidance. Safeguard deploys capital, combined with management expertise, process excellence and marketplace insight, to provide tangible benefits to our partner companies.

Our corporate staff (29 employees at December 31, 2009) is dedicated to creating long-term value for our shareholders by helping our partner companies build value and by finding additional acquisition opportunities.

Identifying Opportunities

Safeguard’s go-to-market strategy and marketing and sourcing activities are designed to generate a large volume of high-quality opportunities to acquire majority or primary shareholder stakes in partner companies. Our principal focus is on acquiring stakes in growth-stage companies with attractive growth prospects in the technology and life sciences sectors. Generally, we prefer candidates:

•	operating in large and/or growing markets;

•	with barriers to entry by competitors, such as proprietary technology and intellectual property, or other competitive advantages;

•	with capital requirements of up to $25 million; and

•	with a compelling strategy for achieving growth.

Our sourcing efforts are targeted primarily on the eastern U.S. However, in-bound deal leads generate opportunities throughout the U.S. and southeastern Canada. Leads come from a variety of sources, including investment bankers, syndication partners, existing partner companies and advisory board members.

Our Technology Group currently targets companies with recurring revenue, transaction-based or software as a service business models and companies in the internet/new media, financial services IT or healthcare IT vertical markets.

Our Life Sciences Group currently targets companies with Product or Technology-Enabled Service business models and companies in the molecular and point-of-care diagnostics, medical device, regenerative medicine and specialty pharmaceutical vertical markets.

We believe there are many opportunities within these business models and vertical markets, and our sourcing activities are focused on finding candidate companies and evaluating how well they align with our criteria. However, we recognize we may have difficulty identifying candidate companies and completing transactions on terms we believe appropriate. As a result, we cannot be certain how frequently we will enter into transactions with new or existing partner companies.

Competition.  We face intense competition from other companies that acquire, or provide capital to technology and life sciences businesses. Competitors include venture capital and, occasionally, private equity investors, as well as companies seeking to make strategic acquisitions. Many providers of growth capital also offer strategic guidance, networking access for recruiting and general advice. Nonetheless, we believe we are a preferable capital provider to potential partner companies because our strategy and capabilities offer:

•	responsive operational assistance, including strategy design and execution, business development, corporate development, sales, marketing, finance, risk management, human resources and legal support;

•	the flexibility to structure minority or majority transactions with or without debt;

•	occasional liquidity opportunities for founders and existing investors;

•	a focus on maximizing risk-adjusted value growth, rather than absolute value growth within a narrow or predetermined time frame;

•	interim C-level management support, as needed;

•	opportunities to leverage Safeguard’s balance sheet for borrowing and stability; and

•	a record of building value in our partner companies.

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

Strategic Support.  By helping our partner companies’ management teams remain focused on critical objectives through the provision of human, financial and strategic resources, we believe we are able to accelerate their development and success. We play an active role in developing the strategic direction of our partner companies, including:

•	defining short and long-term strategic goals;

•	identifying and planning for the critical success factors to reach these goals;

•	identifying and addressing the challenges and operational improvements required to achieve the critical success factors and, ultimately, the strategic goals;

•	identifying and implementing the business measurements that we and others will apply to measure a company’s success; and

•	providing capital to drive growth.

Management and Operational Support.  We provide management and operational support, as well as ongoing planning and development assessment. Our executives and Advisory Board members provide mentoring,

advice and guidance to develop partner company management. Our executives serve on the boards of directors of partner companies, working with them to develop and implement strategic and operating plans. We measure and monitor achievement of these plans through regular operational and financial performance measurements. We believe these services provide partner companies with significant competitive advantages within their respective markets.

Realizing Value

In general, we will hold our stake in a partner company as long as we believe the risk-adjusted value of that stake is maximized by our continued ownership and effort. From time to time, we engage in discussions with other companies interested in our partner companies, either in response to inquiries or as part of a process we initiate. To the extent we believe that a partner company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our shareholders’ best interests, we may sell some or all of our stake in the partner company. These sales may take the form of privately negotiated sales of securities or assets, public offerings of the partner company’s securities and, in the case of publicly traded partner companies, sales of their securities in the open market. We have taken partner companies public through rights offerings and direct share subscription programs, and we will continue to consider these (or similar) programs to maximize partner company value for our shareholders. We expect to use proceeds from these sales (and sales of other assets) primarily to pursue opportunities to create new partner company relationships or for other working capital purposes, either with existing partner companies or at Safeguard.

Our Partner Companies

An understanding of our partner companies is important to understanding Safeguard and its value-building strategy. Following are descriptions of partner companies in which we owned a stake at December 31, 2009. The indicated ownership percentage is presented as of December 31, 2009 and reflects the percentage of the vote we are entitled to cast based on issued and outstanding voting securities (on a common stock equivalent basis), excluding the effect of options, warrants and convertible debt (primary ownership).

LIFE SCIENCES PARTNER COMPANIES

Advanced BioHealing, Inc.	(Safeguard Ownership: 28.3%)

Advanced BioHealing (www.advancedbiohealing.com), is a leader in the science and clinical application of regenerative medicine. Advanced BioHealing develops and markets cell-based and tissue-engineered products that use living cells to repair or replace body tissue damaged by injury, disease or the aging process. The company’s lead product, Dermagrafttm (www.dermagraft.com), is FDA- approved for treatment of diabetic foot ulcers, a common affliction of persons with diabetes. The company also is developing sales channels within the U.S. government and a treatment for venous leg ulcers.

We believe that Advanced BioHealing’s products help healthcare providers respond to increasing demand for effective treatments at lower costs. Diabetes affects approximately 16 million people in the U.S. Annual cases of diabetic foot ulcers in the U.S. are estimated at nearly 1 million, representing an addressable market of more than $1 billion. Clinical trials are underway to extend Dermagraft treatments to venous leg ulcers, a market opportunity estimated at an additional $600 million.

Alverix, Inc.	(Safeguard Ownership: 49.6%)

Alverix (www.alverix.com) produces low-cost, handheld readers with the accuracy and precision of laboratory instruments. Alverix partners with diagnostic and original equipment manufacturers (OEMs) seeking to increase current test accuracy, improve portability of existing tests, or develop new assays for use at the point-of-care (POC). Whether at a physicians’ office, laboratory outreach location, retail clinic or a patient’s home, Alverix’s POC devices enable central laboratory quality results to be obtained where test information is critical to patient care. Previously, this level of performance required expensive laboratory instrumentation. Alverix is building on 30 years of expertise in optical sensors, image processing, software and signal enhancement algorithms to develop proprietary technologies for low-cost, portable detection devices for medical diagnostics and other applications.

Alverix was spun out of Avago Technologies, which itself was spun out of Agilent, Inc. Current applications include testing for drugs of abuse (DOA), and cardiac, cancer and infectious diseases. Alverix has signed two partnerships, representing significant potential revenue over the next five years. The company continues to grow its platform of OEM partners and await FDA approval of its first partnered product, which could lead to domestic sales in 2010.

Alverix is attempting to capitalize on two macro trends: first, growing demand for reduced cost and improved efficiency of healthcare delivery; and second, greater consumer control of personal healthcare. Both of these trends are increasing demand for rapid POC tests. In 2006, the POC professional segment of the overall in vitro diagnostic industry was valued at $4.7 billion, growing at 11% annually. Instrumentation represented more than $900 million in annual expenditures. We believe Alverix will be able to exploit significant portions of the fragmented multi-billion dollar POC market because its devices provide immediate, accurate results with potential for increased functionality and sensitivity. Additionally, Alverix’s flexible technology platform permits product expansions that increase access to new and existing diagnostic tests by physicians and patients.

Avid Radiopharmaceuticals, Inc.	(Safeguard Ownership: 13.5%)

Avid (www.avidrp.com) is developing molecular imaging agents to detect neurodegenerative diseases, initially Alzheimer’s disease (“AD”), Parkinson’s disease (“PD”) and Dementia with Lewy Bodies (“DLB”). Avid is conducting clinical trials at more than 25 research centers across the U.S. and initiated Phase III trials in early 2009 for its amyloid imaging compound, florpiramine F18 (18F-AV-45), which tests for the presence of AD pathology in people with dementia. Avid remains on track with Phase III trials of its lead compound, 18F-AV-45, which binds to amyloid plaques in the brain to image AD, and anticipates completion and an NDA submission in 2010. AV-45 is also being employed by large biopharmaceutical companies including Lilly and Pfizer in clinical trials of drugs in development to treat AD. Avid’s 18F-AV-133 imaging compound for detection of Parkinson’s disease is currently in Phase II trials, while its compound for imaging diabetes is currently in proof of concept Phase I trials.

Avid is developing a new technology that targets the increasing demand among an aging population for value-oriented diagnostics. We believe Avid is well positioned to address the critical need to improve diagnosis and characterization of AD, PD and other chronic neurological disorders. The addressable market for Avid products is over $1 billion.

Cellumen, Inc.	(Safeguard Ownership: 58.7%)

Cellumen (www.cellumen.com) delivers proprietary services and products to support drug discovery and development. By leveraging its cellular systems biology (“CSB”) technology, Cellumen’s objective is to improve efficacy, decrease toxicity and optimize patient stratification and treatment for pharmaceutical companies’ new and existing drugs. The goal of this approach is to obtain accurate measures of efficacy and potential toxicity of these drugs and biologics well before entering expensive clinical testing. Another goal is to improve clinical trial enrollment and increase new drug efficacy by conducting theranostic (predicting response to therapeutics) patient profiling. With the drug development failure rate surpassing 90%, there is a clear need for more efficient drug discovery methods and technologies.

Clarient, Inc.	(Safeguard Ownership: 28.0%)

Clarient (www.clarientinc.com) is a leading provider of comprehensive, cancer-diagnostic laboratory services, offering a menu of more than 300 advanced molecular tests to pathologists, oncologists, hospitals and biopharmaceutical companies throughout the U.S. From its state-of-the-art commercial laboratory and through its Internet-based application, Clarient also is developing proprietary companion diagnostic markers for therapeutics in breast, prostate, lung and colon cancers, as well as leukemia/lymphoma. After five years of rapid growth, Clarient is approaching sustainable profitability, due to new economies of scale, reduced bad debt expense as a percentage of revenue and improved timeliness of billing and collections. Revenue in 2009 of $91.6 million increased 24% from 2008. Shares of Clarient’s common stock trade on the Nasdaq Capital Market under the symbol “CLRT.”

The company’s primary competitors are two larger national laboratories, Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. Both competitors offer a wide test and product menu with significant financial, sales, and logistical resources, and have extensive contracts with a variety of payor groups. Safeguard first took an ownership interest in Clarient in 1996.

Garnet BioTherapeutics, Inc.	(Safeguard Ownership: 31.1%)

Garnet (www.garnetbio.com) is a clinical stage regenerative medicine company focused on accelerating healing and reducing scarring in cosmetic, orthopedic and cardiovascular surgical wounds. Progress continues in Garnet’s Phase II clinical trial of its lead product candidate, a safe cell therapy that releases pro-healing and anti-inflammatory factors to accelerate wound closure and reduce or eliminate scarring. The company expects to complete Phase II trials in 2010. In addition, Garnet’s cost-effective, compliant manufacturing process generates a large number of patient doses from a single, adult donor of bone marrow stem cells.

We believe that Garnet is well positioned within the regenerative medicine field. In 2007, $8.3 billion was spent on cosmetic surgery in the U.S. An effective product at reducing or preventing scarring would apply to 13 of the top 21 cosmetic procedures, resulting in an addressable U.S. market of more than $850 million. Indications including burns and orthopedic surgery represent additional market potential of more than $1 billion.

Molecular Biometrics, Inc.	(Safeguard Ownership: 35.4%)

Molecular Biometrics (www.molecularbiometrics.com) applies novel metabolomic technologies to develop accurate, non-invasive clinical tools to increase the probability of pregnancy and decrease multiple births from in vitro fertilization. The company has refined and validated its ViaMetrics-E test platform over the past two years, completing clinical testing on more than 3,000 samples. The product will be launched in Australia, Japan and Europe in 2010, with the U.S. launch expected in 2011. The patented technology also can be applied to other areas of reproductive medicine and neurodegenerative diseases.

Infertility affects 7.3 million people in the U.S. and millions of others worldwide. Molecular Biometrics’ ViaMetrics-E technology addresses a $10 billion global annual IVF market. Today’s IVF success rate is estimated at 25% to 35% worldwide. ViaMetrics-E holds significant potential to increase IVF success rates, while minimizing the number of IVF cycles and/or the number of embryos required to be implanted to achieve a live birth. ViaMetrics-E also could provide physicians with a procedure to reduce the incidence, costs and medical risk associated with multiple births, which constitute more than one-third of births under current IVF methods. Currently, the annual number of assisted reproductive technologies (ART) cycles, with the majority being IVF, exceeds 1 million worldwide. The typical IVF cycle in the U.S. costs between $10,000 and $15,000. The ability to reduce the number of IVF cycles and the complications associated with multiple births could result in substantial savings to the overall healthcare system.

NuPathe, Inc.	(Safeguard Ownership: 22.9%)

NuPathe (www.nupathe.com) specializes in development of therapeutics for treatment of neurological and psychiatric disorders including migraine and Parkinson’s disease. Phase III trials for Zelrixtm, the first and only migraine patch that delivers sumatriptan through NuPathe’s proven, proprietary SmartRelieftm technology, met all of its clinical endpoints and confirmed clear clinical benefits for migraine patients, including reductions in pain, nausea, sensitivity to light and sensitivity to sound compared with placebo patches. An NDA filing for Zelrix is anticipated in 2010. Steady progress is being made in pre-clinical, proof-of-concept studies for NuPathe’s NP201, a novel approach to the treatment of Parkinson’s.

Of the 12 million patients treated annually for migraines in the U.S., 2.4 million are placed on triptan therapy. Approximately 70% of these patients suffer from migraine-related nausea and vomiting, which reduces or prevents the effectiveness of an oral tablet. In addition, 30% of patients on triptan therapy experience recurring migraines despite medication. The current market for triptans in the U.S. is more than $2 billion, or 20% of the total $10 billion market for migraine treatments.

Quinnova Pharmaceuticals, Inc.	(Safeguard Ownership: 25.7%)

Quinnova (www.quinnova.com) develops and markets novel delivery, platform-based prescription dermatology drugs. The company’s FDA-approved Proderm Technologytm Foam Delivery System addresses the need for improved cost-effective treatment options, while simultaneously enhancing efficacy and patient compliance in skin disorders, such as dermatitis, fungal infection, psoriasis and acne. The company currently has several products on the market. Growth capital is funding a Phase III clinical trial for an NDA product, expansion of the company’s sales and marketing capabilities, facilitating the company’s other NDA and medical device clinical trials, and supporting research and development initiatives to bring new products to market.

Quinnova’s products are based on proprietary delivery platforms, improve efficacy and patient compliance, and address more than half of the therapeutic dermatology market. Dermatology is a highly fragmented therapeutic category and market, which was estimated at $6.4 billion in 2007 and projected to grow to $8.9 billion by 2013.

Tengion, Inc.	(Safeguard Ownership: 4.5%)

Tengion (www.tengion.com) is a clinical stage regenerative medicine company developing, manufacturing and commercializing human neo-organs and neo-tissues for treatment of urologic and renal diseases. The company recently completed a Phase II trial of its patented Tengion Neo-Bladder Augment® for children with neurogenic bladders due to spina bifida. Enrollment is complete in a second Phase II trial with the Neo-Bladder Augment in adults with neurogenic bladders due to spinal cord injuries. In 2010, human clinical trials are planned with Tengion’s Neo-Urinary Conduittm for patients with bladder cancer and the company expects to have additional pre-clinical proof-of-concept for its Neo-Kidneytm intended to slow development of renal failure.

Tengion’s patented technology — Autologous Organ Regeneration Platformtm — addresses critical problems facing organ-failure patients, including the shortage of donor organs, the risk of organ rejection and the high cost and toxicity of anti-rejection medications. The estimated cost of procuring an organ is between $50,000 and $100,000. With 21,000 annual bladder reconstructions or removals in the U.S. per year, the addressable market is estimated at more than $1 billion, and up to $3 billion worldwide.

In December 2009, Tengion filed an initial preliminary registration statement for an initial public offering of its common stock. It is currently anticipated that if such an initial public offering occurs, it will take place in 2010.

TECHNOLOGY PARTNER COMPANIES

Advantedge Healthcare Solutions, Inc.	(Safeguard Ownership: 39.7%)

AHS (www.ahsrcm.com) is among the nation’s largest medical-billing firms, using proven, proprietary software to deliver outsourced billing solutions to hospital physician groups. AHS employs continuous business-process improvement methods to increase the operating efficiencies of medical billing and to improve results for its physician customers.

AHS competes in a highly fragmented U.S. market estimated at $4.5 billion in 2008. Fewer than 20% of physician practices outsource billing and practice management. AHS continues to gain meaningful scale through organic growth and strategic acquisitions. The company completed four significant acquisitions from 2007 to early 2010, and is actively pursuing additional acquisition opportunities in targeted specialties. In 2009, AHS completed three acquisitions: Recency Alliance Services, Staten Island University Hospital physician billing division; Physician’s Service Center, a medical billing and practice management service provider located in Lombard, Illinois; and Medical Account Services, a medical billing and practice management service provider located in Dayton, Ohio. The company is actively pursuing additional acquisition opportunities.

Authentium, Inc.	(Safeguard Ownership: 20.0%)

Authentium (www.authentium.com) develops software and services to protect consumers in a connected world. Its anti-malware and identity-protection software are used by leading software providers, including Google, Microsoft and Symantec to create or enhance their offerings. Consumers use Authentium’s identity-theft prevention product SafeCentraltm (www.safecentral.com) to protect e-commerce transactions through an end-to-end, secured online environment. SafeCentral significantly reduces the risk of consumers having their personal information stolen while using internet services such as online banking, tax filing, etc. (which are significant sources of identity theft).

Rapid proliferation of viruses and malware has spawned an enormous anti-malware market expected to exceed $9.6 billion in 2012. Authentium’s SafeCentral, is a next generation anti-malware solution that is gaining traction with customers and partners such as Cyberdefender and Trend Micro. More than 8 million U.S. adults were affected by identity theft in 2007.

Beyond.com, Inc.	(Safeguard Ownership: 38.3%)

Beyond (www.beyond.com) is the largest internet career network, comprised of thousands of local, industry and niche communities in the U.S. and Canada. Beyond attracts niche audiences of job seekers, professionals, employees and advertisers and delivers targeted and highly relevant results through a multitude of online media and advertising models, including: recruitment advertising, email marketing, banner advertising and other lead generation vehicles. Despite a slow economy that impacted the job market, Beyond managed to grow both its local and niche brands and its community traffic, experiencing over 100% growth in unique visitors in 2009.

Bridgevine, Inc.	(Safeguard Ownership: 23.6%)

Bridgevine (www.bridgevine.com) is an internet marketing company that enables online consumers to compare and purchase digital services, including internet, phone, VoIP, TV, wireless, music, and entertainment. Bridgevine leverages its proprietary technology platform to acquire leads through numerous sources, including search, e-tail and retail, and then offers a bundle of services from its growing base of participating merchants, which now totals over 140. Founded to capitalize on a fragmented and confusing market for online services, Bridgevine simplifies shopping and enhances the experience through unique content and promotions, education and comparison services from its network of websites. Bridgevine’s advertising partners include Comcast, AT&T, Charter, Real Networks, Dlink, Vonage, Netflix, Qwest, Time Warner and Verizon.

Bridgevine participates in the large customer-generation segment of the U.S. digital services, which has been projected to grow to $10 billion by 2014. As additional services migrate to the digital domain, we believe that Bridgevine is well positioned to take advantage of new opportunities.

MediaMath, Inc.	(Safeguard Ownership: 17.5%)

MediaMath (www.mediamath.com) has developed the advertising industry’s leading real-time algorithmic buying platform for display media, utilizing data and optimization for superior performance. MediaMath’s TerminalOnetm automated buying platform provides advertising agencies with access to tens of billions of impressions (including banner ads and page displays) daily, and a simple workflow that manages the powerful analytics and rich data necessary to make best use of them. MediaMath first marketed its technology in 2007 and continues to build on its first-to-market advantage.

The advertising industry is undergoing a transformational shift, bringing more advertising dollars to “online” media from traditional “offline” outlets. This shift is driven by the increased level of performance-driven metrics in online advertising. MediaMath is positioned in the middle of this transformation.

Portico Systems, Inc.	(Safeguard Ownership: 45.4%)

Portico (www.porticosys.com) offers software and services to health insurance providers that help reduce administrative, medical and IT costs. Portico’s offerings also allow health insurance providers to eliminate duplicate processes, to shorten the cycle for launching new products and services, and to comply with federal privacy regulations. Through recent acquisitions and contracts with global healthcare companies including CIGNA and MMM Holdings, Portico now serves more than 35 healthcare systems with 42 million members annually.

Portico’s exclusive focus on provider operations has allowed the company to design the only modular end-to-end provider platform that streamlines the interactions between payors and their provider networks. In 2009,

Portico acquired Kryptiq Corp’s. Choreo health plan business which nearly doubled the number of customers. Portico competes in a market for U.S. healthcare payer IT spending estimated at $7 billion.

Swaptree, Inc.	(Safeguard Ownership: 29.3%)

Swaptree (www.swaptree.com) is the internet’s largest online swapping site that enables users to trade books, CDs, DVDs and video games using its proprietary trading platform. With Swaptree, users can choose from tens of thousands of books, CDs, DVDs and video games that they can receive in trade for items which they no longer want. Swaptree’s innovative model has gained significant media attention, driving a five-fold increase in its user base and a 400% gain in unique-visitor total since becoming a Safeguard partner company in 2008. In a challenging economy, Swaptree expects to continue its rapid growth as consumers look towards swapping used items as an alternative to buying new items or paying for used items.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

Information on revenue, operating income (loss), equity income (loss) and net income (loss) from continuing operations for each operating segment of Safeguard’s business for each of the three years in the period ended December 31, 2009 and assets as of December 31, 2009 and 2008 is contained in Note 18 to the Consolidated Financial Statements.

OTHER INFORMATION

The operations of Safeguard and its partner companies are subject to environmental laws and regulations. Safeguard does not believe that expenditures relating to those laws and regulations will have a material adverse effect on the business, financial condition or results of operations of Safeguard.

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

If we make poor decisions regarding the deployment of capital into new or existing partner companies, our business model will not succeed. Our success as a company ultimately depends on our ability to choose the right partner companies. If our partner companies do not succeed, the value of our assets could be significantly reduced and require substantial impairments or write-offs and our results of operations and the price of our common stock could decline. The risks relating to our partner companies include:

•	most of our partner companies have a history of operating losses or a limited operating history;

•	the intensifying competition affecting the products and services our partner companies offer could adversely affect their businesses, financial condition, results of operations and prospects for growth;

•	the inability to adapt to the rapidly changing marketplaces;

•	the inability to manage growth;

•	the need for additional capital to fund their operations, which we may not be able to fund or which may not be available from third parties on acceptable terms, if at all;

•	the inability to protect their proprietary rights and/or infringing on the proprietary rights of others;

•	that certain of our partner companies could face legal liabilities from claims made against them based upon their operations, products or work;

•	the impact of economic downturns on their operations, results and growth prospects;

•	the inability to attract and retain qualified personnel; and

•	the existence of government regulations and legal uncertainties may place financial burdens on the businesses of our partner companies.

These risks are discussed in greater detail under the caption “Risks Related to Our Partner Companies” below.

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

Our consolidated financial results also may vary significantly based upon which partner companies are included in our Consolidated Financial Statements. For example:

•	For the period from January 1, 2009 through May 14, 2009 and the years ended December 31, 2008 and 2007, we consolidated the results of operations of Clarient in continuing operations. On May 14, 2009, we deconsolidated Clarient and subsequently account for our holdings in Clarient under the fair value option.

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

Fluctuations in the price of the common stock of our publicly traded holdings affect our net income (loss) and may affect the price of our common stock.

Fluctuations in the market prices of the common stock of our publicly traded holdings affect our net income (loss) and are likely to affect the price of our common stock. The market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. We have elected to apply the fair value option to account for our retained interest in Clarient following its deconsolidation on May 14, 2009. As a result, gains and losses on the mark-to-market of our holdings in Clarient are and will continue to be recognized in income (loss) from continuing operations for each accounting period for which we continue to maintain an interest in Clarient. The aggregate market value of our holdings in Clarient (Nasdaq: CLRT), our only public company holding, at December 31, 2009 was approximately $80.5 million and could vary significantly from period to period. By way of example, the aggregate market value of our holdings in Clarient was $74.0 million at March 15, 2010.

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

We may be unable to obtain maximum value for our holdings or to sell our holdings on a timely basis.

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

Events over the past two years in the United States and international capital markets, debt markets and economies generally have and may negatively impact the Company’s ability to pursue certain tactical and strategic initiatives, such as accessing additional public or private equity or debt financing for itself or for its partner companies and selling the Company’s interests in partner companies on terms acceptable to the Company and in time frames consistent with our expectations.

We have had material weaknesses in our internal controls over financial reporting related to Clarient in the recent past and cannot provide assurance that additional material weaknesses will not be identified in the future. Our failure to effectively maintain our internal control over financial reporting could result in material misstatements in our Consolidated Financial Statements which could require us to restate financial statements, cause us to fail to meet our reporting obligations, cause investors to lose confidence in our reported financial information and/or have a negative effect on our stock price.

We cannot assure that material weaknesses in our internal controls over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our Consolidated Financial Statements. These misstatements could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and/or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

We expect some of our partner companies to grow rapidly. Rapid growth often places considerable operational, managerial and financial strain on a business. To successfully manage rapid growth, our partner companies must, among other things:

•	improve, upgrade and expand their business infrastructures;

•	scale up production operations;

•	develop appropriate financial reporting controls;

•	attract and maintain qualified personnel; and

•	maintain appropriate levels of liquidity.

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

We cannot be certain that our partner companies will be able to obtain additional financing on favorable terms, if at all. Because our resources and our ability to raise capital are limited, we may not be able to provide partner companies with sufficient capital resources to enable them to reach a cash-flow positive position. Recent economic disruptions and downturns have also negatively affected the ability of some of our partner companies to fund their operations from other stockholders and capital sources. We also may fail to accurately project the capital needs of partner companies. If partner companies need to but are not able to raise capital from us or other outside sources, then they may need to cease or scale back operations. In such event, our interest in any such partner company will become less valuable.

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

Partner companies assert various forms of intellectual property protection. Intellectual property may constitute an important part of partner company assets and competitive strengths. Federal law, most typically, copyright, patent, trademark and trade secret laws, generally protects intellectual property rights. Although we expect that partner companies will take reasonable efforts to protect the rights to their intellectual property, third parties may develop similar technology independently. Moreover, the complexity of international trade secret, copyright, trademark and patent law, coupled with the limited resources of these partner companies and the demands of quick delivery of products and services to market, create a risk that partner company efforts to prevent misappropriation of their technology will prove inadequate.

Some of our partner companies also license intellectual property from third parties and it is possible that they could become subject to infringement actions based upon their use of the intellectual property licensed from those third parties. Our partner companies generally obtain representations as to the origin and ownership of such licensed intellectual property. However, this may not adequately protect them. Any claims against our partner companies’ proprietary rights, with or without merit, could subject the companies to costly litigation and divert their technical and management personnel from other business concerns. If our partner companies incur costly litigation and their personnel are not effectively deployed, the expenses and losses incurred by our partner companies will increase and their profits, if any, will decrease.

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

Because manufacture and sale of certain partner company products entail an inherent risk of product liability, certain partner companies maintain product liability insurance. Although none of our partner companies to date have experienced any material losses, there can be no assurance that they will be able to maintain or acquire adequate product liability insurance in the future and any product liability claim could have a material adverse effect on partner company revenue and income. In addition, many of the engagements of our partner companies involve projects that are critical to the operation of their clients’ businesses. If our partner companies fail to meet their contractual obligations, they could be subject to legal liability, which could adversely affect their business, operating results and financial condition. Partner company contracts typically include provisions designed to limit their exposure to legal claims relating to their services and the applications they develop. However, these provisions may not protect our partner companies or may not be enforceable. Also, as consultants, some of our partner companies depend on their relationships with their clients and their reputation for high-quality services and integrity to retain and attract clients. As a result, claims made against our partner companies’ work may damage their reputation, which in turn could impact their ability to compete for new work and negatively impact their revenue and profitability.

Our partner companies’ success depends on their ability to attract and retain qualified personnel.

Our partner companies depend upon their ability to attract and retain senior management and key personnel, including trained technical and marketing personnel. Our partner companies also will need to continue to hire additional personnel as they expand. At present, none of our partner companies have employees represented by labor unions. Although our partner companies have not been the subject of a work stoppage, any future work stoppage could have a material adverse effect on their respective operations. A shortage in the availability of the requisite qualified personnel or work stoppage would limit the ability of our partner companies to grow, to increase sales of their existing products and services, and to launch new products and services.

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

Our corporate headquarters and administrative offices in Wayne, Pennsylvania contain approximately 18,000 square feet of office space in one building. We currently lease our corporate headquarters under a lease with approximately 4.5 years remaining.

Item 3.	Legal Proceedings

We, as well as our partner companies, are involved in various claims and legal actions arising in the ordinary course of business. While in the current opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations, no assurance can be given as to the outcome of these lawsuits, and one or more adverse rulings could have a material adverse effect on our consolidated financial position and results of operations, or that of our partner companies. See Note 15 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for a discussion of ongoing claims and legal actions.

Item 4.	Reserved

ANNEX TO PART I — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	Executive Officer Since

Peter J. Boni	64	President, Chief Executive Officer and Director	2005
James A. Datin	47	Executive Vice President and Managing Director, Life Sciences	2005
Kevin L. Kemmerer	41	Executive Vice President and Managing Director, Technology	2008
Brian J. Sisko	49	Senior Vice President and General Counsel	2007
Stephen T. Zarrilli	48	Senior Vice President and Chief Financial Officer	2008

Mr. Boni joined Safeguard as President and Chief Executive Officer in August 2005. Prior to joining Safeguard, Mr. Boni was an Operating Partner for Advent International, a global private equity firm with $10 billion under management, from April 2004 to August 2005; Chairman and Chief Executive Officer of Surebridge, Inc., an applications outsourcer serving the mid-market, from March 2002 to April 2004; Managing Principal of Vested Interest LLC, a management consulting firm, from January 2001 to March 2002; and President and Chief Executive Officer of Prime Response, Inc., an enterprise applications software provider, from February 1999 to January 2001. Mr. Boni is a director of Clarient, Inc. and previously served as Non-executive Chairman of Intralinks, Inc.

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

Mr. Sisko joined Safeguard as Senior Vice President and General Counsel in August 2007. Prior to joining Safeguard, Mr. Sisko served as Chief Legal Officer, Senior Vice President and General Counsel of Traffic.com (at the time, a public company), a former partner company of Safeguard that is a leading provider of accurate, real-time traffic information in the United States, from February 2006 until June 2007 (following its acquisition by NAVTEQ Corporation in March 2007); Chief Operating Officer from February 2005 to January 2006 of Halo Technology Holdings, Inc., a public holding company for enterprise software businesses (Halo Technology Holdings filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in August 2007); ran B/T Business and Technology, an advisor and strategic management consultant to a variety of public and private companies, from January 2002 to February 2005; and was a Managing Director from April 2000 to January 2002, of Katalyst, LLC, a venture capital and consulting firm. Mr. Sisko also previously served as Senior Vice President — Corporate Development and General Counsel of National Media Corporation, at the time a New York Stock Exchange-listed multi-media marketing company with operations in 70 countries, and as a partner in the corporate finance, mergers and acquisitions practice group of the Philadelphia-based law firm, Klehr, Harrison, Harvey, Branzburg & Ellers LLP.

Mr. Zarrilli joined Safeguard as Senior Vice President and Chief Financial Officer in June 2008. Prior to joining Safeguard, Mr. Zarrilli co-founded, in 2004, the Penn Valley Group, a middle-market management advisory and private equity firm, and served as a Managing Director until June 2008, and continues to serve as non-executive chairman of the Penn Valley Group. While at the Penn Valley Group, Mr. Zarrilli also served as Acting Senior Vice President, Acting Chief Administrative Officer and Acting Chief Financial Officer of Safeguard from December 2006 to June 2007. Mr. Zarrilli also served as the Chief Financial Officer, from 2001 to 2004, of Fiberlink Communications Corporation, a provider of remote access VPN solutions for large enterprises; as the Chief Executive Officer, from 2000 to 2001, of Concellera Software, Inc., a developer of content management software; as the Chief Executive Officer, from 1999 to 2000, and Chief Financial Officer, from 1994 to 1998, of US Interactive, Inc. (at the time a public company), a provider of internet strategy consulting, marketing and technology services (US Interactive filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in January 2001); and, previously, with Deloitte & Touche from 1983 to 1994. Mr. Zarrilli is a director and Chairman of the Audit Committee of NutriSystem, Inc. and a director of Clarient, Inc.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Safeguard’s common stock is listed on the New York Stock Exchange (Symbol: SFE). The high and low sale prices reported within each quarter of 2009 and 2008 are as follows:

	High	Low

Fiscal year 2009:
First quarter	$5.16	$2.04
Second quarter	8.40	3.48
Third quarter	11.94	6.60
Fourth quarter	12.47	8.60
Fiscal year 2008:
First quarter	$11.64	$7.86
Second quarter	10.44	7.26
Third quarter	9.12	6.42
Fourth quarter	7.56	2.76

The high and low sale prices reported in the first quarter of 2010 through March 15, 2010 were $13.33 and $10.07, respectively, and the last sale price reported on March 15, 2010, was $12.98. No cash dividends have been declared in any of the years presented, and Safeguard has no present intention to declare cash dividends. Sale prices for periods prior to August 27, 2009 have been restated to reflect a one-for-six reverse split of our common stock which became effective on August 27, 2009.

As of March 15, 2010, there were approximately 31,000 beneficial holders of Safeguard’s common stock.

The following graph compares the cumulative total return on $100 invested in our common stock for the period from December 31, 2004 through December 31, 2009 with the cumulative total return on $100 invested for the same period in the Russell 2000 Index and the Dow Jones Wilshire 4500 Index. In light of the diverse nature of Safeguard’s business and based on our assessment of available published industry or line-of-business indices, we determined that no single industry or line-of-business index would provide a meaningful comparison to Safeguard. Further, we did not believe that we could readily identify an appropriate group of industry peer companies for this comparison. Accordingly, under SEC rules, we selected the Dow Jones Wilshire 4500 Index, a published market index in which the median market capitalization of the included companies is similar to our own. Safeguard’s common stock is included as a component of the Russell 2000 and Dow Jones Wilshire 4500 indices.

Comparison of Cumulative Total Returns

•	Assumes reinvestment of dividends. We have not distributed cash dividends during this period.

•	Assumes an investment of $100 on December 31, 2004.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs

October 1, 2009(1)	43,441	$10.9607	N/A	N/A

(1)	The purchases reported in this table represent shares of Company common stock that were transferred to the Company by Warren V. Musser, the former Chairman and CEO of the Company, in partial payment against an outstanding loan obligation.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected consolidated financial data for the five-year period ended December 31, 2009. The selected consolidated financial data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Consolidated Financial Statements and Notes thereto included in this report. The historical results presented herein may not be indicative of future results. During the five-year period ended December 31, 2009, certain consolidated partner companies, or components thereof, were sold. These businesses are reflected in discontinued operations through their respective disposal dates: Acsis, Inc., Alliance Consulting Group Associates, Inc. and Laureate Pharma, Inc. (May, 2008), Pacific Title & Art Studio Inc. (March 2007), Clarient’s technology business (March 2007), Mantas (October 2006), Alliance Consulting’s Southwest region business (July 2006) and Laureate Pharma’s Totowa, New Jersey operation (December 2005). The accounts of Clarient are included in continuing operations through May 14, 2009, the date of its deconsolidation. Effective January 1, 2009, we reflect the portion of equity (net assets) of our consolidated partner companies, if any, not attributable, directly or indirectly, to the parent company as a non-controlling interest within equity. Accordingly, Total equity has been restated for the years 2007, 2006 and 2005 to reflect this change. In addition, all share amounts and earnings per share information have been restated to reflect our one-for-six reverse stock split which became effective on August 27, 2009.

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$67,347	$75,051	$96,201	$60,381	$117,633
Short-term investments	39,066	14,701	590	94,155	31,770
Restricted cash	—	—	—	—	1,098
Cash held in escrow	6,910	6,934	22,686	19,398	—
Working capital of continuing operations	105,983	88,400	97,184	133,643	139,877
Total assets of continuing operations	282,099	232,402	258,075	277,019	220,657
Convertible senior debentures	78,225	86,000	129,000	129,000	150,000
Long-term debt, net of current portion	—	345	906	1,939	2,073
Other long-term liabilities	5,461	9,600	9,111	9,276	12,571
Total equity	190,507	104,710	155,831	216,698	175,453

Certain amounts for prior periods in the Consolidated Financial Statements have been reclassified to conform with current period presentations.

Consolidated Statements of Operations Data

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands except per share amounts)

Revenue	$34,839	$73,736	$42,995	$27,723	$11,439
Operating Expenses:
Cost of sales	13,811	33,007	26,914	19,824	10,959
Selling, general and administrative	37,214	60,744	50,783	44,924	34,173

Total operating expenses	51,025	93,751	77,697	64,748	45,132

Operating loss	(16,186)	(20,015)	(34,702)	(37,025)	(33,693)
Other income (loss), net	108,881	10,280	(5,077)	5,762	7,101
Interest income	480	3,097	7,520	6,805	4,975
Interest expense	(3,164)	(4,732)	(5,489)	(5,203)	(5,195)
Equity loss	(23,227)	(34,697)	(15,178)	(3,732)	(6,597)

Net income (loss) from continuing operations before income taxes	66,784	(46,067)	(52,926)	(33,393)	(33,409)
Income tax benefit	14	24	687	1,260	—

Net income (loss) from continuing operations	66,798	(46,043)	(52,239)	(32,133)	(33,409)
Income (loss) from discontinued operations, net of tax	1,975	(9,620)	(17,282)	70,358	(5,026)

Net income (loss)	68,773	(55,663)	(69,521)	38,225	(38,435)
Net (income) loss attributable to noncontrolling interest	(1,163)	3,650	3,653	7,218	6,365

Net income (loss) attributable to Safeguard Scientifics, Inc.	$67,610	$(52,013)	$(65,868)	$45,443	$(32,070)

Basic Income (Loss) Per Share:
Net income (loss) from continuing operations	$3.26	$(2.10)	$(2.28)	$(1.32)	$(1.32)
Net income (loss) from discontinued operations	0.07	(0.46)	(0.96)	3.54	(0.30)

Net income (loss)	$3.33	$(2.56)	$(3.24)	$2.22	$(1.62)

Shares used in computing basic income (loss) per share	20,308	20,326	20,328	20,246	20,141

Diluted Income (Loss) Per Share:
Net income (loss) from continuing operations	$3.08	$(2.10)	$(2.28)	$(1.32)	$(1.32)
Net income (loss) from discontinued operations	0.06	(0.46)	(0.96)	3.54	(0.30)

Net income (loss)	$3.14	$(2.56)	$(3.24)	$2.22	$(1.62)

Shares used in computing diluted income (loss) per share	22,383	20,326	20,328	20,246	20,141

Certain amounts for prior periods in the Consolidated Financial Statements have been reclassified to conform with current period presentations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Safeguard’s charter is to build value in growth-stage technology and life sciences businesses by providing partner companies with capital and a range of strategic, operational and management resources. Safeguard may participate in expansion financings, corporate spin-outs, management buy-outs, recapitalizations, industry consolidations and early-stage financings. Our vision is to be the preferred catalyst for creating great technology and life sciences companies.

We strive to create long-term value for our shareholders by helping our partner companies increase market penetration, grow revenue and improve cash flow. We focus on companies with capital requirements of up to $25 million that operate in two categories:

Technology — including companies focused on providing healthcare information technology, financial services technology and internet/new media businesses that have recurring or transactional revenue models.

Life Sciences — including companies focused on molecular and point-of-care diagnostics, medical devices/regenerative medicine, specialty pharmaceuticals and healthcare services.

Principles of Accounting for Ownership Interests in Partner Companies

We account for our interests in our partner companies and private equity funds using any of four methods: consolidation, fair value, equity or cost. The accounting method applied is generally determined by the degree of our influence over the entity, primarily determined by our voting interest in the entity.

Consolidation Method.  We account for our partner companies in which we maintain a controlling financial interest, generally those in which we directly or indirectly own more than 50% of the outstanding voting securities, using the consolidation method of accounting. Upon consolidation of our partner companies, we reflect the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company as a noncontrolling interest in the Consolidated Balance Sheet. The noncontrolling interest is presented within equity, separately from the equity of the parent company. Losses attributable to the parent company and the noncontrolling interest may exceed their interest in the subsidiary’s equity. As a result, the noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance as of each balance sheet date. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the parent company’s common shareholders and the noncontrolling interest. As of December 31, 2009, we did not hold a controlling interest in any of our partner companies.

Equity Method.  We account for partner companies whose results are not consolidated, but over whom we exercise significant influence, using the equity method of accounting. We also account for our interests in some private equity funds under the equity method of accounting, depending on our general and limited partner interests. Under the equity method of accounting, our share of the income or loss of the company is reflected in Equity loss in the Consolidated Statements of Operations. We report our share of the income or loss of the equity method partner companies on a one quarter lag.

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

Cost Method.  We account for partner companies which are not consolidated or accounted for under the equity method using the cost method of accounting. Under the cost method, our share of the income or losses of such partner companies is not included in our Consolidated Statements of Operations. However, the effect of the change in market value of cost method partner company holdings classified as trading securities is reflected in Other income (loss), net in the Consolidated Statements of Operations. At December 31, 2009, we did not maintain any cost method partner company holdings classified as trading securities.

Fair Value Method.  We account for our holdings in Clarient, our publicly traded partner company, under the fair value option following its deconsolidation on May 14, 2009. Unrealized gains and losses on the mark-to-market of our holdings in Clarient and realized gains and losses on the sale of any of our holdings in Clarient are recognized in Income (loss) from continuing operations in the Consolidated Statements of Operations.

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

Revenue for Clarient’s diagnostic testing and interpretive services was recognized at the time of completion of such services. Clarient’s services were billed to various payors, including Medicare, health insurance companies and other directly billed healthcare institutions and patients. Clarient reported revenue from contracted payors, including certain health insurance companies and healthcare institutions, based on the contracted rate or, in certain instances, Clarient’s estimate of such rate. For billings to Medicare, Clarient utilized the published fee schedules, net of standard discounts commonly referred to as “contractual allowances.” Clarient reported revenue from non-contracted payors, including certain insurance companies and patients, based on the amount expected to be collected for services provided. Adjustments resulting from actual collections compared to Clarient’s estimates were recognized in the period realized.

Allowance for Doubtful Accounts and Bad Debt Expense

All trade accounts receivable on our Consolidated Balance Sheet at December 31, 2008 related to Clarient. On May 14, 2009, all of the assets and liabilities of Clarient were deconsolidated. We have no trade accounts receivable at December 31, 2009 on the Consolidated Balance Sheet.

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

Impairment of Ownership Interests In and Advances to Companies

On a periodic basis, but no less frequently than quarterly, we evaluate the carrying value of our equity and cost method partner companies for possible impairment based on achievement of business plan objectives and milestones, the financial condition and prospects of the company, market conditions and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. We then determine whether there has been an other than temporary decline in the value of our ownership interest in the company. Impairment to be recognized is measured as the amount by which the carrying value of an asset exceeds its fair value. The new carrying value of a partner company is not increased if circumstances suggest the value of the partner company has subsequently recovered.

The fair value of privately held partner companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies, or based on other valuation methods including discounted cash flows, valuations of comparable public companies and valuations of acquisitions of comparable companies. The fair value of our ownership interests in private equity funds is generally determined based on the value of our pro rata portion of the funds’ net assets and estimated future proceeds from sales of investments provided by the funds’ managers. The fair value of our ownership interest in Clarient is determined by reference to quoted prices in an active market for Clarient’s publicly traded common stock.

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

Total impairment charges related to ownership interests in and advances to our equity and cost method partner companies were as follows:

	Year Ended December 31,
Accounting Method	2009	2008	2007
	(In millions)

Equity	$4.1	$6.6	$—
Cost	10.1	2.3	5.3

Total	$14.2	$8.9	$5.3

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

Commitments and Contingencies

From time to time, we are a defendant or plaintiff in various legal actions which arise in the normal course of business. Additionally, we have received distributions as both a general partner and a limited partner from private equity funds. In certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (“clawback”). We are also a guarantor of various third-party obligations and commitments and are subject to the possibility of various loss contingencies arising in the ordinary course of business (see Note 15). We are required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease our earnings in the period the changes are made.

Stock-Based Compensation

We measure all employee stock-based compensation awards using a fair value method and record such expense in our Consolidated Statements of Operations.

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

Results of Operations

Prior to deconsolidating Clarient on May 14, 2009, we presented Clarient as a separate segment. As of May 14, 2009, we account for our retained interest in Clarient at fair value with unrealized gains and losses on the mark-to-market of our Clarient holdings and realized gains and losses on the sale of any of our Clarient holdings included in Other income (loss), net in the Consolidated Statements of Operations. During 2009, we re-evaluated our reportable operating segments and we made the determination that Clarient would no longer be reported as a separate segment since we do not separately evaluate Clarient’s performance based upon its operating results. Clarient is now included in the Life Sciences segment. We have restated the segment information for all of the periods presented to report Clarient as part of the Life Sciences segment. The results of operations of all of our partner companies are reported in our Life Sciences and Technology segments. The Life Sciences and Technology segments also include the gain or loss on the sale of respective partner companies, except for gains and losses included in discontinued operations.

On May 6, 2008, we consummated a transaction (the “Bundle Transaction’) pursuant to which we sold all of our equity and debt interests in Acsis, Inc. (“Acsis”), Alliance Consulting Group Associates, Inc. (“Alliance Consulting”), Laureate Pharma, Inc. (“Laureate Pharma”), ProModel Corporation (“ProModel”) and Neuronyx, Inc. (“Neuronyx”) (collectively, the “Bundle Companies”). Of the companies included in the Bundle Transaction, Acsis, Alliance Consulting and Laureate Pharma were majority-owned partner companies and Neuronyx and ProModel were minority-owned partner companies. We have presented the results of operations of Acsis, Alliance Consulting and Laureate Pharma as discontinued operations for all periods presented.

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

The following tables reflect our consolidated operating data by reportable segment. Segment results include our share of income or losses for entities accounted for under the equity method, when applicable. Segment results also include impairment charges and gains or losses related to the disposition of partner companies, except for those reported in discontinued operations. All significant inter-segment activity has been eliminated in consolidation. Our operating results, including net income (loss) before income taxes by segment, were as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Life Sciences	$99,289	$(26,317)	$(28,357)
Technology	(12,742)	(12,947)	(5,249)

Total segments	86,547	(39,264)	(33,606)

Other items:
Corporate operations	(19,763)	(6,803)	(19,320)
Income tax benefit	14	24	687

Total other items	(19,749)	(6,779)	(18,633)

Net income (loss) from continuing operations	66,798	(46,043)	(52,239)
Income (loss) from discontinued operations, net of tax	1,975	(9,620)	(17,282)

Net income (loss)	68,773	(55,663)	(69,521)
Net (income) loss attributable to noncontrolling interest	(1,163)	3,650	3,653

Net income (loss) attributable to Safeguard Scientifics, Inc.	$67,610	$(52,013)	$(65,868)

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

As previously stated, throughout this document, we use the term “partner company” to generally refer to those companies that we have an economic interest in and that we are actively involved in influencing the development of, usually through board representation in addition to our equity ownership stake.

For purposes of the following listing of our Life Science and Technology partner companies, we omit from the listing companies which we have since sold our interest in or which we no longer consider to be active partner companies because we no longer actively influence the operations of such entities.

Life Sciences

The following active partner companies were included in Life Sciences during the years ended December 31, 2009, 2008 and 2007:

	Safeguard Primary Ownership as of December 31			Accounting
Partner Company	2009	2008	2007	Method

Advanced BioHealing	28.3%	28.3%	28.3%	Equity
Alverix	49.6%	50.0%	50.0%	Equity
Avid	13.5%	13.5%	13.8%	Cost
Cellumen	58.7%	40.6%	40.3%	Equity(1)
Clarient	28.0%	60.4%	58.7%	Fair Value(2)
Garnet	31.1%	31.2%	NA	Equity
Molecular Biometrics	35.4%	37.8%	NA	Equity
NuPathe	22.9%	23.5%	26.2%	Equity
Quinnova	25.7%	NA	NA	Equity
Tengion	4.5%	4.5%	NA	Cost

(1)	Due to the substantive participating rights of the minority shareholders in the significant operating decisions of Cellumen, we continue to account for our holdings in Cellumen under the equity method.
(2)	Prior to May 14, 2009, we accounted for Clarient under the consolidation method.

Results for the Life Sciences segment were as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Revenue	$34,839	$73,736	$42,995
Operating Expenses:
Cost of sales	13,811	33,007	26,914
Selling, general and administrative	19,407	42,329	28,000

Total operating expenses	33,218	75,336	54,914

Operating income (loss)	1,621	(1,600)	(11,919)
Other income, net	114,222	—	(5,331)
Interest income	4	21	60
Interest expense	(275)	(880)	(1,269)
Equity loss	(16,283)	(23,858)	(9,898)

Net income (loss) from continuing operations before income taxes	$99,289	$(26,317)	$(28,357)

Year ended December 31, 2009 versus year ended December 31, 2008

Results of operations for the year ended December 31, 2009 include the results of operations of Clarient for the 134 days in the period from January 1, 2009 through May 14, 2009 that Clarient was consolidated. Upon the deconsolidation of Clarient on May 14, 2009, we no longer reported revenue, cost of sales, selling, general and administrative expenses interest income and interest expense from Clarient’s continuing operations in our results of operations. Prior to that date, all of our Life Science segment’s revenue, cost of sales, selling, general and administrative expenses, interest income and interest expense from continuing operations was attributable to Clarient.

Other Income (Loss), Net.  On May 14, 2009, we deconsolidated our holdings in Clarient because we ceased to have a controlling financial interest in Clarient and recognized an unrealized gain on deconsolidation of $106.0 million as of that date. In addition, we recognized an unrealized gain of $19.5 million on the mark-to-market of our holdings in Clarient through December 31, 2009 which was offset by a $7.3 million realized loss of the sale of 18.4 million shares of common stock of Clarient and an impairment charge of $3.9 million related to our holdings in Tengion.

Equity Loss.  Equity loss fluctuates with the number of Life Sciences partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity of the partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag basis. Equity loss for Life Sciences decreased $7.6 million for the year ended December 31, 2009 compared to the prior year. Included in equity loss for the year ended December 31, 2009 were impairment charges and equity losses of $4.0 million associated with Rubicor Inc., a former partner company and $0.8 million in impairment charges associated with Cellumen. Rubicor effectively halted operations in 2008 after failing to attract sufficient capital to continue operations. At present, Rubicor is undergoing reorganization under Chapter 11 of the United States Bankruptcy Code. The carrying value of Rubicor was zero at December 31, 2009. Also included in 2008 equity loss were expenses of $2.5 and $1.3 million associated with acquired in-process research and development related to our holdings in Molecular Biometrics and Nupathe, respectively.

Year ended December 31, 2008 versus year ended December 31, 2007

Revenue.  Revenue of $73.7 million for the year ended December 31, 2008 increased 71.5% or $30.7 million from $43.0 million in the prior year. The increase resulted from Clarient’s increase of diagnostic services volume of 51.5%, and increased Medicare reimbursement rates.

Clarient expanded its menu of oncology diagnostic testing services in the first quarter of 2008 to include markers for tumors of the colon, prostate, and lung. Clairent’s expanded capabilities in the test methodologies of immunohistochemistry (IHC), flow cytometry, fluorescent in situ hybridization (FISH), and molecular/PCR, and its accompanying sales and marketing efforts drove its net revenue growth in the year ended December 31, 2008, as compared to 2007.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $42.3 million for the year ended December 31, 2008 increased 51.2%, or $14.3 million, from $28.0 million for the prior year. The increase was primarily related to a $8.6 million increase in bad debt expense, additional administrative personnel costs of $2.6 million to support its business growth and new in house billing and collection department, additional sales and marketing personnel costs of $1.7 million, a $0.3 million increase in travel-related expenses and a $0.2 million increase in tradeshow and advertising expenses, partially offset by a $1.0 million decrease in third-party billing and collection fees. Accounting and legal fees increased by $0.8 million and $0.6 million, respectively. The increase in accounting fees was primarily associated with the testing of internal controls over financial reporting. The increase in legal fees was primarily associated with SEC compliance, corporate governance, financing arrangements and executive compensation.

The increase in bad debt expense was primarily related to Clarient’s increase in revenue as compared to the prior year and the impact on cash collections of delays in Clarient’s internal billing and collection efforts. Bad debt expense was also impacted by higher loss experience, including significant uncollectible accounts identified during the second half of 2008 which were previously serviced by Clarient’s former third-party billing and collection service provider.

Interest, net.  Interest expense in 2008 was $0.9 million, compared to $1.2 million in 2007. The decrease was due to lower outstanding borrowings under Clarient’s third party financing facilities.

Net Income (Loss).  Net income in 2008 was $0.8 million compared to a net loss of $7.4 million in 2007. The improvement was primarily attributable to higher margins from increased revenue.

Equity Loss.  Equity loss for Life Sciences increased $14.0 million for the year ended December 31, 2008 compared to the prior year. Included in equity loss for the year ended December 31, 2008 were impairment charges and equity losses of $8.8 million related to Rubicor, which effectively halted operations in 2008 after failing to attract sufficient capital to continue operations, and expense of $2.5 million associated with acquired in-process research and development related to our acquisition of a 37% interest in Molecular Biometrics. In addition, we recognized a $1.3 million expense in the fourth quarter of 2008 related to an in-process research and development charge recorded by NuPathe. The increase in equity loss was also due to an increase in the number of equity method partner companies, each of which generated losses, and larger losses incurred at certain partner companies. Other loss for the year ended December 31, 2007 reflected an impairment charge related to our holdings in Ventaira Pharmaceuticals, a former partner company as well as equity losses associated with other partner companies.

Technology

The following active partner companies were included in Technology during the years ended December 31, 2009, 2008 and 2007:

	Safeguard Primary Ownership as of			Accounting
Partner Company	2009	2008	2007	Method

AHS	39.7%	37.7%	35.2%	Equity
Authentium	20.0%	20.0%	19.9%	Equity(1)
Beyond.com	38.3%	37.1%	37.1%	Equity
Bridgevine	23.6%	20.8%	20.9%	Equity
MediaMath	17.5%	NA	NA	Cost
Portico Systems	45.4%	46.8%	46.9%	Equity
Swaptree	29.3%	29.3%	NA	Equity

(1)	During 2008, we increased our ownership interest in Authentium to 20.0%, a threshold at which we believe we exercise significant influence. Accordingly, we adopted the equity method of accounting for our holdings in Authentium. We have adjusted the financial statements for all prior periods presented to retrospectively apply the equity method of accounting for our holdings in Authentium since the initial date of acquisition in April 2006.

Results for the Technology segment were as follows:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Other income (loss), net	$(5,846)	$(2,251)	$—
Equity loss	(6,896)	(10,696)	(5,249)

Net loss from continuing operations before income taxes	$(12,742)	$(12,947)	$(5,249)

Year ended December 31, 2009 versus year ended December 31, 2008

Other Income (Loss), Net.  Other loss increased $3.6 million in 2009 compared to the prior year. The current year loss was entirely attributable to an impairment related to our holdings in GENBAND, a former partner company. The prior year loss reflected an impairment related to our holdings in Kadoo Inc., a former partner company.

Equity Loss.  Equity loss fluctuates with the number of Technology partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag. Equity loss for Technology decreased $3.8 million for the year ended December 31, 2009 compared to the prior year. The decrease was due principally to smaller losses incurred at certain partner companies and an impairment charge of $2.6 million related to our holdings in Authentium recorded in 2008.

Year ended December 31, 2008 versus year ended December 31, 2007

Other Income (Loss), Net.  Other loss for the year ended December 31, 2008 reflects a $2.3 million impairment charge related to our holdings in Kadoo.

Equity Loss.  Equity loss for Technology increased $5.4 million for the year ended December 31, 2008 compared to the prior year. The increase was due principally to larger losses incurred at certain partner companies and an impairment charge of $2.6 million related to our holdings in Authentium.

Corporate Operations

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

General and administrative	$(14,695)	$(16,511)	$(19,058)
Stock-based compensation	(2,982)	(1,738)	(3,530)
Depreciation	(130)	(166)	(195)
Interest income	476	3,076	7,460
Interest expense	(2,889)	(3,852)	(4,220)
Other income (loss), net	505	12,531	254
Equity loss	(48)	(143)	(31)

	$(19,763)	$(6,803)	$(19,320)

General and Administrative.  Our general and administrative expenses consist primarily of employee compensation, insurance, professional services such as legal, accounting and consulting, and travel-related costs.

General and administrative expenses decreased $1.8 million in 2009 as compared to 2008. The decrease is largely attributable to a $1.5 million decrease in severance costs, a $0.9 million decrease in professional fees and a $0.9 million decrease in other administrative expenses offset by an increase in employee costs of $1.5 million. General and administrative expenses decreased $2.5 million in 2008 as compared to 2007. The decrease is largely attributable to a $1.7 million decrease in employee costs, a $2.2 million decrease in professional fees and a $0.2 million decrease in insurance costs offset by an increase in severance costs of $1.5 million due to an increase in the actuarial liability for amounts payable to our former Chairman and CEO under an ongoing agreement.

Stock-Based Compensation.  Stock-based compensation consists primarily of expense related to grants of stock options, restricted stock and deferred stock units to our employees.

The $1.2 million increase in 2009 as compared to 2008 relates to stock option forfeitures during 2008. The $1.8 million decrease in 2008 as compared to 2007 relates to stock option forfeitures during 2008 and higher expense in the prior year period due to the acceleration of stock-based compensation expense related to our market-based stock options. Stock-based compensation expense related to market-based awards was $1.5 million, $0.4 million and $1.7 million in 2009, 2008 and 2007, respectively. Stock-based compensation expense related to service-based awards was $1.0 million, $1.1 million and $1.8 million in 2009, 2008 and 2007, respectively.

Stock-based compensation expense related to corporate operations is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

Interest Income.  Interest income includes all interest earned on cash and marketable security balances.

Interest income decreased $2.6 million and $4.4 million in 2009 and 2008 respectively. The decrease in both years was due to declining interest rates and lower average cash balances over the past two years.

Interest Expense.  Interest expense is primarily related to our 2024 Debentures.

Interest expense decreased $1.0 million in 2009 as compared to 2008. Interest expense decreased $0.4 million in 2008 as compared to 2007. The decline in each year was attributable to the repurchase of $7.8 million and $43 million in face value of the 2024 Debentures in 2009 and 2008, respectively.

Other Income (Loss), Net.  Other income (loss), net in 2008 included a net gain of $9.0 million on the repurchase of $43 million in face value of the 2024 Debentures, a $2.5 million net gain on the sale of company interests, including the receipt of escrowed funds from a legacy asset and $1.0 gain on distributions from private equity funds.

Income Tax (Expense) Benefit

Our consolidated net income tax (expense) benefit for 2009, 2008 and 2007 was $0.0 million, $0.0 million and $0.7 million, respectively. We recognized $0.7 million tax benefit in 2007 related to uncertain tax positions for which the statute of limitations expired during the respective period in the applicable tax jurisdictions. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the tax expense that would have been recognized in 2009 and the net operating loss benefit that would have been recognized in 2008 and 2007 was offset by changes in the valuation allowance.

Discontinued Operations

The following are reported in discontinued operations for all periods through their respective sale date.

In May 2008, we sold all of our equity and debt interests in Acsis, Alliance Consulting, Laureate Pharma, ProModel and Neuronyx. The gross proceeds from the Bundle Transaction were $74.5 million, of which $6.4 million was placed in escrow pending expiration of a claims period, plus amounts advanced to certain Bundle Companies during the time between the signing of the Bundle Sale agreement and its consummation.

In March 2007, we sold Pacific Title & Art Studio for net cash proceeds of approximately $21.9 million, including $2.3 million held in escrow. As a result of the sale, we recorded a pre-tax gain of $2.7 million in 2007. In the first quarter of 2010, we received the final $0.5 million in cash from the escrow account. This amount was recorded as income from discontinued operations in 2009.

In March 2007, Clarient sold its technology business and related intellectual property for an aggregate purchase price of $12.5 million. The $12.5 million consisted of $11.0 million in cash and an additional $1.5 million in contingent consideration, subject to the satisfaction of certain post-closing conditions through March 2009. Clarient received the contingent consideration and recorded the $1.5 million in income from discontinued operations in 2009.

Income from discontinued operations in 2009 of $2.0 million was attributable to the receipt by Clarient of $1.5 million contingent consideration during 2009, prior to the deconsolidation of Clarient and our receipt of $0.5 million from escrow related to the sale of Pacific Title & Art Studio. The loss from discontinued operations in 2008 of $9.2 million was primarily attributable to operating losses incurred by Acsis, Alliance Consulting and Laureate Pharma of $1.6 million, an impairment loss of $3.6 million related to the write down of the aggregate carrying value of the Bundle Companies to the anticipated net proceeds, a $1.4 million pre-tax gain on disposal of the Bundle Companies, $0.9 million charge to accrue for severance payments due the former CEO of Alliance Consulting and charges totaling $2.7 million related to additional compensation paid to the former CEO of Pacific Title & Art Studio in connection with the March 2007 sale and related legal fees. The loss from discontinued operations in 2007 of $19.4 million was attributable primarily to the operating losses incurred by Acsis, Alliance

Consulting and Laureate Pharma, partially offset by the gain on the sale of Pacific Title & Art Studio and Clarient’s technology business.

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

As of December 31, 2009, at the parent company level, we had $67.3 million of cash and cash equivalents and $39.1 million of marketable securities for a total of $106.4 million. In addition, $6.9 million of cash was held in escrow, including accrued interest.

During 2009, we sold 18.4 million shares of common stock of Clarient for $61.3 million in net proceeds.

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

In February 2004, we completed the sale of the 2024 Debentures. At December 31, 2009, we had $78.2 million in face value of the 2024 Debentures outstanding. Interest on the 2024 Debentures is payable semi-annually. At the holders’ option, the 2024 Debentures are convertible into our common stock before the close of business on March 14, 2024 subject to certain conditions. The conversion rate of the 2024 Debentures is $43.3044 of principal amount per share. The closing price of our common stock on December 31, 2009 was $10.31. The 2024 Debentures holders have the right to require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest. The 2024 Debentures holders also have the right to require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution, a change in control or the delisting of our common stock from the NYSE if we were unable to obtain a listing for our common stock on another national or regional securities exchange. Subject to certain conditions, we have the right to redeem all or some of the 2024 Debentures.

During 2009, we repurchased $7.8 million in face value of the 2024 Debentures for $7.3 million in cash, including accrued interest. In connection with the repurchases, we recorded $0.1 million of expense related to the acceleration of deferred debt issuance costs associated with the 2024 Debentures, resulting in a net gain of $0.5 million which was included in Other income. Through December 31, 2009, we repurchased a total of $71.8 million in face value of the 2024 debentures. We may seek to refinance, restructure, acquire or repay some or all of the remaining outstanding face amount of the 2024 Debentures prior to March, 2011. On March 10, 2010, we entered into agreements with institutional holders of an aggregate of $46.9 million in face value of our 2024 Debentures to exchange the debentures held by such holders for $46.9 million in face amount of newly issued 10.125% senior convertible debentures, due 2014. See Note 21 to the Consolidated Financial Statements.

In May 2008, our Board of Directors authorized us, from time to time and depending on market conditions, to repurchase shares of our outstanding common stock, with up to an aggregate value of $10.0 million, exclusive of fees and commissions. Approximately 4 thousand fractional shares were repurchased in 2009 for $44 thousand in connection with our one-for-six stock split in August 2009. During the year ended December 31, 2008, we repurchased approximately 163 thousand shares of common stock at a cost of $1.3 million. These repurchases, as well as repurchases of 2024 Debentures, have been and will be made in open market or privately negotiated transactions in compliance with the U.S. Securities and Exchange Commission regulations and other applicable legal requirements. The manner, timing and amount of any purchases have been and will be determined by us based upon an evaluation of market conditions, stock price and other factors. Our Board of Directors’ authorizations regarding common stock and 2024 Debentures repurchases do not obligate us to acquire any particular amount of common stock or 2024 Debentures and may be modified or suspended at any time at our discretion.

In February 2009, we entered into a loan agreement which provides us with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts and not less than 75% of our investment and securities accounts at the bank. The credit facility matures on December 31, 2010. Under the credit facility, we provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which has been required in connection with our sale of CompuCom Systems in 2004. Availability under our revolving credit facility at December 31, 2009 was $43.7 million.

We have committed capital of approximately $1.6 million, including conditional commitments to provide partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $1.5 million which is expected to be funded in the next 12 months.

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

In May 2001, we entered into a $26.5 million loan agreement with Warren V. Musser, our former Chairman and Chief Executive Officer. In December 2006, we restructured the obligation to reduce the amount outstanding to $14.8 million, bearing interest at a rate of 5.0% per annum. Cash payments, when received, are recognized as Recovery — related party in our Consolidated Statements of Operations. Since 2001 and through December 31, 2009, we have received a total of $16.8 million in payments on the loan. The carrying value of the loan at December 31, 2009 was zero.

We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $3.4 million, of which $2.0 million was reflected in accrued expenses and other current liabilities and $1.4 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at December 31, 2009.

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

For the reasons we presented above, we believe our cash and cash equivalents at December 31, 2009, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including debt repayments, commitments to our existing companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.

Analysis of Parent Company Cash Flows

Cash flow activity for the Parent Company was as follows:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Net cash used in operating activities	$(14,682)	$(14,124)	$(16,777)
Net cash provided by investing activities	15,861	27,327	50,788
Net cash provided by (used in) financing activities	(7,045)	(34,675)	741

	$(5,866)	$(21,472)	$34,752

Cash Used In Operating Activities

Year ended December 31, 2009 versus year ended December 31, 2008.  Net cash used in operating activities increased $0.6 million in 2009 as compared to 2008. The increase is primarily attributable $1.2 million in cash used for interest payments on the 2024 Debentures in 2009 for which interest payments were previously made using restricted marketable securities held in escrow, partially offset by lower corporate operating expenditures.

Year ended December 31, 2008 versus year ended December 31, 2007.  Net cash used in operating activities decreased $2.7 million in 2008 as compared to 2007. The decrease was primarily due to lower corporate operating expenditures.

Cash Provided by Investing Activities

Year ended December 31, 2009 versus year ended December 31, 2008.  Net cash provided by investing activities decreased $11.5 million in 2009 as compared to 2008. The decrease was attributable to a $84.5 million decrease in proceeds from the sale of discontinued operations, a $10.3 million net increase in purchases of marketable securities and a $5.4 million increase in cash paid to acquire ownership interests in companies and funds, partially offset by a $57.0 million increase in proceeds from sales of and distributions from companies and funds, a $16.5 million decrease in advances to partner companies, a $14.3 million increase in repayment of advances from partner companies and a $0.9 decrease in restricted cash.

Year ended December 31, 2008 versus year ended December 31, 2007.  Net cash provided by investing activities decreased $23.5 million in 2008 as compared to 2007. The decrease was attributable to a $107.7 million net increase in marketable securities and a $12.6 million increase in advances to partner companies, offset by a $64.9 million increase in proceeds from the sale of discontinued operations and a $30.5 million decrease in the acquisition of ownership interests in companies and funds, net of cash acquired.

Cash Provided by (Used In) Financing Activities

Year ended December 31, 2009 versus year ended December 31, 2008.  Net cash used in financing activities decreased $27.6 million. The decrease was primarily attributable to a $26.3 million decrease in cash used to repurchase certain of our 2024 Debentures, as well as a $1.3 million decrease in cash used to repurchase our common stock as compared to the prior year.

Year ended December 31, 2008 versus year ended December 31, 2007.  Net cash used in financing activities increased $35.4 million in 2008 as compared to 2007. The increase was primarily attributable to $33.5 million in repurchases of our 2024 Debentures, excluding accrued interest and $1.3 million in purchases of treasury stock.

Consolidated Working Capital From Continuing Operations

Consolidated working capital from continuing operations increased to $106.0 at December 31, 2009 compared to $88.4 at December 31, 2008. The increase was primarily due to the sale of 18.4 million shares of common stock of Clarient during 2009 for net cash proceeds of $61.3 million, partially offset by the deconsolidation of Clarient on May 14, 2009.

Analysis of Consolidated Cash Flows

Cash flow activity was as follows:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Net cash used in operating activities	$(19,170)	$(21,514)	$(36,253)
Net cash provided by investing activities	47	32,805	53,063
Net cash provided by (used in) financing activities	11,419	(31,386)	17,500

	$(7,704)	$(20,095)	$34,310

Cash Used In Operating Activities

Year ended December 31, 2009 versus year ended December 31, 2008.  Net cash used in operating activities decreased $2.3 million in 2009 as compared to 2008. The decrease is primarily attributable to the deconsolidation of Clarient. The decrease is partially offset by $1.2 million in cash used for interest payments on the 2024 Debentures in 2009 for which interest payments were previously made using restricted marketable securities held in escrow, partially offset by lower corporate operating expenditures

Year ended December 31, 2008 versus year ended December 31, 2007.  Net cash used in operating activities decreased $14.7 million in 2008 as compared to 2007. The decrease was primarily attributable to a $7.0 million increase in accounts payable and accrued expenses, a $4.9 million decrease in the cash outflows from discontinued operations and a $13.9 million decrease in net loss, partially offset by a $14.2 million increase in accounts receivable.

Cash Provided by Investing Activities

Year ended December 31, 2009 versus year ended December 31, 2008.  Net cash provided by investing activities decreased $32.8 million in 2009 as compared to 2008. The decrease was attributable to an $82.2 million decrease in proceeds from the sale of discontinued operations, a $10.3 million net increase in purchases of marketable securities a $5.4 million increase in cash paid to acquire ownership interests in companies and funds, a $2.0 increase in restricted cash and a $2.7 million decrease in cash resulting from the deconsolidation of Clarient partially offset by a $57.0 million increase in proceeds from sales of and distributions from companies and funds, a $2.9 million decrease in advances to partner companies, a $5.7 million increase in repayment of advances from partner companies , a $2.8 million decrease in the cash used in discontinued operations, and a $1.4 million decrease in capital expenditures.

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

Cash Provided by (Used In) Financing Activities

Year ended December 31, 2009 versus year ended December 31, 2008.  Net cash provided by financing activities increased $42.8 million in 2009 as compared to 2008. The increase was primarily related to a $27.1 million increase in proceeds from the issuance of subsidiary common stock, a $26.3 million decrease in cash used to repurchase certain of our 2024 Debentures and a $1.3 million decrease in cash used to repurchase our common stock in the prior year period, partially offset by $7.1 million net repayments of outstanding borrowings and a $4.8 million decrease in cash provided from financing activities of discontinued operations.

Year ended December 31, 2008 versus year ended December 31, 2007.  Net cash used in financing activities increased $48.9 million in 2008 as compared to 2007. The increase was attributable to $33.5 million in repurchases of our 2024 Debentures, excluding accrued interest, a $6.8 million increase in net repayments on revolving credit facilities, $1.3 million in purchases of treasury stock and a $6.9 million decrease in the cash inflows from financing activities of discontinued operations.

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2009, by period due or expiration of the commitment.

	Payments Due by Period
			2011 and	2013 and	Due after
	Total	2010	2012	2014	2014
	(In millions)

Contractual Cash Obligations:
Convertible senior debentures(a)	$78.2	$—	$—	$—	$78.2
Operating leases	2.9	0.6	1.2	1.1	—
Funding commitments(b)	1.6	1.5	0.1	—	—
Potential clawback liabilities(c)	3.4	2.0	1.4	—	—
Other long-term obligations(d)	4.2	0.8	1.5	1.5	0.4

Total Contractual Cash Obligations	$90.3	$4.9	$4.2	$2.6	$78.6

	Amount of Commitment Expiration by Period
			2011 and	2013 and	After
	Total	2010	2012	2014	2014
			(In millions)

Other Commitments:
Letters of credit(e)	$6.3	$—	$—	$—	$6.3

(a)	In February 2004, we completed the issuance of $150.0 million of the 2024 Debentures with a stated maturity of March 15, 2024. Through December 31, 2009, we have repurchased $71.8 million in face value of the 2024 Debentures. The 2024 Debentures holders have the right to require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest. See Note 21 to the Consolidated Financial Statements regarding the exchange of a portion of the 2024 Debentures in 2010.

(b)	These amounts include $1.0 million in conditional commitments to provide non-consolidated partner companies with additional funding. Also included are funding commitments to private equity funds which have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management.

(c)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return is approximately $3.4 million, of which $2.0 million was reflected in Accrued expenses and other current liabilities and $1.4 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets.

(d)	Reflects the estimated amount payable to our former Chairman and CEO under an ongoing agreement.

(e)	A $6.3 million letter of credit is provided to the landlord of CompuCom’s Dallas headquarters lease as required in connection with our sale of CompuCom in 2004.

We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $8 million at December 31, 2009.

We remain guarantor of Laureate Pharma’s Princeton, New Jersey facility lease (the “Laureate Lease Guaranty”). Such guarantee may extend through the lease expiration in 2016 under certain circumstances.

However, we are entitled to indemnification in connection with the continuation of such guaranty. As of December 31, 2009, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equaled $7.8 million.

As of December 31, 2009, Safeguard had federal net operating loss carryforwards and federal capital loss carryforwards of approximately $202.7 million and $157.4 million, respectively. The net operating loss carryforwards expire in various amounts from 2010 to 2027. The capital loss carryforwards expire in various amounts from 2010 to 2012.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) clarified how an entity should measure the fair value of liabilities and that restrictions which prevent the transfer of a liability should not be considered as separate inputs or adjustments in the measurement of the liability’s fair value. The guidance reaffirms the measurements concept of determining fair value based on an orderly transaction between market participants even though liabilities are infrequently transferred due to contractual or other legal restrictions. The guidance did not have a material effect on our Consolidated Financial Statements.

In June 2009, the FASB issued a single source of authoritative non-governmental United States Generally Accepted Accounting Principles (“US GAAP”), referred to as the Codification. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. The Codification did not impact our Consolidated Financial Statements.

In April 2009, the FASB issued guidance which required disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The guidance requires those disclosures in summarized financial statements at interim reporting periods. The guidance requires that an entity disclose in the body or in the accompanying notes of its financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. In addition, an entity is required disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. We adopted the provisions of this guidance on June 30, 2009 and have provided the necessary additional disclosures.

In November 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on certain matters associated with equity method accounting. The EITF retained the accounting for the initial carrying value of equity method investments which is based on a cost accumulation model and generally excludes contingent consideration. The EITF also specified that other-than-temporary impairment testing by the investor should be performed at the investment level and that a separate impairment assessment of the underlying assets is not required. An impairment charge by the investee should result in an adjustment of the investor’s basis of the impaired asset for the investor’s pro-rata share of such impairment. In addition, the EITF reached a consensus on how to account for an issuance of shares by an investee that reduces the investor’s ownership share of the investee. An investor should account for such transactions as if it had sold a proportionate share of its investment with any gains or losses recorded through earnings. The EITF also addressed the accounting for a change in an investment from the equity method to the cost method. The EITF affirmed the existing guidance, which requires cessation of the equity method of accounting and application of debt and equity security accounting, or the cost method, as appropriate. The guidance was effective for fiscal years beginning on or after December 15, 2008. This consensus did not have a material impact on our Consolidated Financial Statements.

In June 2008, the EITF clarified how to determine whether certain instruments or features were indexed to an entity’s own stock. The consensus was effective for financial statements issued for fiscal years beginning after

December 15, 2008, and interim periods within those fiscal years. The adoption of the consensus did not have a material impact on our Consolidated Financial Statements.

In May 2008, the FASB issued guidance on the accounting for convertible debt instruments that may be settled in cash or partially in cash upon conversion. An issuer of convertible debt instruments with cash settlement features is required to separately account for the liability and equity components of the instrument. The debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The resultant debt discount is to be accreted over the expected life of the debt. The guidance did not have any impact on our Consolidated Financial Statements because the convertible senior debentures previously issued by us do not include any cash settlement features within the scope of this guidance. See Note 21 regarding the exchange of a portion of our senior debentures.

In April 2008, the FASB issued guidance that addresses the factors that should be considered in developing renewal or extension assumptions used to determine the useful lives for intangible assets. The guidance requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. The guidance was effective for fiscal years beginning after December 31, 2008. The guidance did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB revised the accounting for business combinations. Under the new accounting, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions. The accounting treatment for certain specific items was revised as follows:

•	Acquisition costs are generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests”) are valued at fair value at the acquisition date;

•	Acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development (IPR&D) is recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

The revised guidance also includes a substantial number of new disclosure requirements. The revised guidance is applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, the guidance requires the recognition of noncontrolling interests (minority interests) as equity in the consolidated financial statements and separate from the parent’s equity. The guidance clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are treated as equity transactions if the parent retains its controlling financial interest. Losses attributable to the noncontrolling interest that exceed its basis in the subsidiary’s equity result in a deficit noncontrolling interest reflected in the Consolidated Balance Sheet. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the owners of the parent and noncontrolling interest. The amount of net income attributable to noncontrolling interests will be included in consolidated net income on the face of the income statement. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Expanded disclosures are also required regarding the interests of the parent and its noncontrolling interest. The guidance was effective for fiscal years beginning after November 15, 2008. On January 1, 2009, we adopted the provisions of this guidance. As a result, we reflect the portion of equity (net assets) of our consolidated partner companies, if any, not attributable, directly or indirectly, to the parent company as a noncontrolling interest within equity, separate from the equity of the parent company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to equity price risks on the marketable portion of our ownership interests in our partner companies. At December 31, 2009, these interests include our equity position in Clarient, our only publicly-traded partner company, which has experienced significant volatility in its stock price. Historically, we have not attempted to reduce or eliminate our market exposure related to these interests. Based on closing market prices at December 31, 2009, the fair market value of our holdings in Clarient was approximately $80.5 million. A 20% decrease in Clarient’s stock price would result in an approximate $16.1 million decrease in the fair value of our holdings in Clarient.

In February 2004, we completed the issuance of $150.0 million of our 2024 Debentures with a stated maturity of March 15, 2024. Through December 31, 2009, we repurchased $71.8 million in face value of the 2024 Debentures. Interest payments of approximately $1.0 million are due in March and September of each year. The holders of these 2024 Debentures have the right to require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount plus accrued and unpaid interest.

					Fair
				After	Value at
Liabilities	2010	2011	2012	2012	December 31, 2009

2024 Debentures due by year (in millions)	$—	$—	$—	$78.2	$74.3
Fixed interest rate	2.625%	2.625%	2.625%	2.625%	N/A
Interest expense (in millions)	$2.1	$2.1	$2.1	$23.0	N/A

On March 10, 2010, we entered into agreements with institutional holders of an aggregate of $46.9 million in face value of our 2024 Debentures to exchange the debentures held by such holders for $46.9 million in face amount of newly issued 10.125% senior convertible debentures, due 2014. See Note 21 to the Consolidated Financial Statements.

We have historically had very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

We maintain cash and cash equivalents and marketable securities with various financial institutions. The financial institutions are highly rated.

Item 8.	Financial Statements and Supplementary Data

The following Consolidated Financial Statements, and the related Notes thereto, of Safeguard Scientifics, Inc. and the Reports of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Safeguard Scientifics, Inc.:

We have audited Safeguard Scientifics, Inc.’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Safeguard Scientifics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Safeguard Scientifics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Safeguard Scientifics, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 16, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Safeguard Scientifics, Inc.:

We have audited the accompanying consolidated balance sheets of Safeguard Scientifics, Inc. (the “Company”) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Safeguard Scientifics, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 16, 2010

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
	(In thousands except per share data)

ASSETS
Current Assets:
Cash and cash equivalents	$67,347	$75,051
Cash held in escrow and restricted cash	6,910	6,433
Marketable securities	39,066	14,701
Restricted marketable securities	—	1,990
Accounts receivable, less allowances ($8,045 — 2008)	—	20,465
Prepaid expenses and other current assets	566	1,507

Total current assets	113,889	120,147
Property and equipment, net	310	12,369
Ownership interests in and advances to companies ($80,483 at fair value at December 31, 2009)	167,387	85,561
Goodwill	—	12,729
Cash held in escrow and restricted cash — long-term	—	501
Other	513	1,095

Total Assets	$282,099	$232,402

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of credit line borrowings	$—	$14,104
Current maturities of long-term debt	—	263
Accounts payable	156	3,337
Accrued compensation and benefits	3,425	5,758
Accrued expenses and other current liabilities	4,325	8,285

Total current liabilities	7,906	31,747
Long-term debt	—	345
Other long-term liabilities	5,461	9,600
Convertible senior debentures	78,225	86,000
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 20,420 and 20,265 shares issued and outstanding in 2009 and 2008, respectively	2,042	2,026
Additional paid-in capital	790,868	773,456
Accumulated deficit	(601,916)	(669,526)
Accumulated other comprehensive loss	—	(29)
Treasury stock, at cost	(487)	(1,217)

Total equity	190,507	104,710

Total Liabilities and Equity	$282,099	$232,402

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands except per share data)

Revenue	$34,839	$73,736	$42,995

Operating Expenses:
Cost of sales	13,811	33,007	26,914
Selling, general and administrative	37,214	60,744	50,783

Total operating expenses	51,025	93,751	77,697

Operating loss	(16,186)	(20,015)	(34,702)
Other income (loss), net	108,881	10,280	(5,077)
Interest income	480	3,097	7,520
Interest expense	(3,164)	(4,732)	(5,489)
Equity loss	(23,227)	(34,697)	(15,178)

Net income (loss) from continuing operations before income taxes	66,784	(46,067)	(52,926)
Income tax benefit	14	24	687

Net income (loss) from continuing operations	66,798	(46,043)	(52,239)
Income (loss) from discontinued operations, net of tax	1,975	(9,620)	(17,282)

Net income (loss)	68,773	(55,663)	(69,521)
Net (income) loss attributable to noncontrolling interest	(1,163)	3,650	3,653

Net income (loss) attributable to Safeguard Scientifics, Inc.	$67,610	$(52,013)	$(65,868)

Basic Income (Loss) Per Share:
Net income (loss) from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$3.26	$(2.10)	$(2.28)
Net income (loss) from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	0.07	(0.46)	(0.96)

Net income (loss) attributable to Safeguard Scientifics, Inc. common shareholders	$3.33	$(2.56)	$(3.24)

Diluted Income (Loss) Per Share:
Net income (loss) from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$3.08	$(2.10)	$(2.28)
Net income (loss) from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	0.06	(0.46)	(0.96)

Net income (loss) attributable to Safeguard Scientifics, Inc. common shareholders	$3.14	$(2.56)	$(3.24)

Average shares used in computing income (loss) per share:
Basic	20,308	20,326	20,328

Diluted	22,383	20,326	20,328

Amounts attributable to Safeguard Scientifics, Inc. common shareholders:
Net income (loss) from continuing operations	$66,240	$(42,777)	$(46,481)
Net income (loss) from discontinued operations	1,370	(9,236)	(19,387)

Net income (loss) attributable to Safeguard Scientifics, Inc.	$67,610	$(52,013)	$(65,868)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Net income (loss)	$68,773	$(55,663)	$(69,521)
Other comprehensive income (loss), before taxes:
Foreign currency translation adjustments	(2)	(54)	(77)
Holding losses on available-for-sale securities	—	—	(434)
Reclassification adjustments	31	—	—

Total comprehensive income (loss)	68,802	(55,717)	(70,032)
Comprehensive (income) loss attributable to the noncontrolling interest	(1,163)	3,650	3,653

Comprehensive income (loss) attributable to Safeguard Scientifics, Inc.	$67,639	$(52,067)	$(66,379)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Accumulated
			Other
			Comprehensive			Additional
		Accumulated	Income	Common Stock		Paid-In	Treasury Stock		Noncontrolling
	Total	Deficit	(Loss)	Shares	Amount	Capital	Shares	Amount	Interest
	(In thousands)

Balance — December 31, 2006	$216,698	$(551,645)	$536	120,419	$12,042	$750,361	—	$—	$5,404
Retroactive application of one-for-six reverse stock split	—			(100,349)	(10,035)	10,035
Net loss	(69,521)	(65,868)	—	—	—	—	—	—	(3,653)
Stock options exercised, net	741	—	—	82	8	733	—	—	—
Change in redeemable subsidiary stock-based compensation	937	—	—	—	—	937	—	—	—
Issuance of restricted stock, net	167	—	—	35	4	163	—	—	—
Stock-based compensation expense — continuing and discontinued operations	6,379	—	—	—	—	6,379	—	—	—
Impact of subsidiary equity transactions	941								941
Other comprehensive loss	(511)	—	(511)	—	—	—	—	—	—

Balance — December 31, 2007	155,831	(617,513)	25	20,187	2,019	768,608	—	—	2,692
Net loss	(55,663)	(52,013)	—	—	—	—	—	—	(3,650)
Stock options exercised, net	115	—	—	4	—	33	(12)	82	—
Issuance of restricted stock, net	255	—	—	74	7	251	5	(3)	—
Stock-based compensation expense — continuing and discontinued operations	3,911	—	—	—	—	3,911	—	—	—
Repurchase of common stock	(1,296)	—	—	—	—	—	162	(1,296)
Gain on change in interest of equity method partner company	653			—	—	653
Impact of subsidiary equity transactions	958								958
Other comprehensive loss	(54)	—	(54)	—	—	—	—	—	—

Balance — December 31, 2008	104,710	(669,526)	(29)	20,265	2,026	773,456	155	(1,217)	—
Net income	68,773	67,610	—	—	—	—	—	—	1,163
Stock options exercised, net	270	—	—	34	3	267	(1)	—	—
Issuance of restricted stock, net	225	—	—	121	13	(1,038)	(157)	1,250	—
Stock-based compensation expense	3,825	—	—	—	—	3,825	—	—	—
Repurchase of common stock	(44)	—	—	—	—	—	4	(44)	—
Note receivable repayment in Company common stock	—	—	—	—	—	476	43	(476)	—
Impact of subsidiary equity transactions	12,750	—	31	—	—	13,882	—	—	(1,163)
Other comprehensive loss	(2)	—	(2)	—	—	—	—	—	—

Balance — December 31, 2009	$190,507	$(601,916)	$—	20,420	$2,042	$790,868	44	$(487)	$—

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash Flows from Operating Activities:
Net income (loss)	$68,773	$(55,663)	$(69,521)
Adjustments to reconcile to net cash used in operating activities:
(Income) loss from discontinued operations	(1,975)	9,620	17,282
Depreciation and amortization	1,425	3,551	3,662
Equity loss	23,227	34,697	15,178
Other (income) loss, net	(108,881)	(10,280)	5,077
Bad debt expense	3,936	12,199	3,558
Stock-based compensation expense	3,825	3,449	5,350
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	(11,467)	(20,495)	(6,318)
Accounts payable, accrued expenses, deferred revenue and other	1,967	4,696	(2,318)
Cash flows from operating activities of discontinued operations	—	(3,288)	(8,203)

Net cash used in operating activities	(19,170)	(21,514)	(36,253)

Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies and funds	61,302	4,263	2,783
Advances to partner companies	(1,350)	(4,210)	(682)
Repayment of advances to companies	5,679	—	—
Acquisitions of ownership interests in partner companies and funds, net of cash acquired	(35,939)	(30,496)	(61,025)
Increase in marketable securities	(73,187)	(75,809)	(111,858)
Decrease in marketable securities	48,822	61,698	205,422
Increase in restricted cash, net	(1,956)	—	—
Capital expenditures	(2,157)	(3,530)	(3,625)
Capitalized software costs	—	—	(156)
Deconsolidation of subsidiary cash	(2,667)	—	—
Proceeds from sale of discontinued operations, net	1,500	83,756	29,967
Cash flows from investing activities of discontinued operations	—	(2,867)	(7,763)

Net cash provided by investing activities	47	32,805	53,063

Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	(7,271)	(33,494)	—
Borrowings on revolving credit facilities	23,726	37,633	34,797
Repayments on revolving credit facilities	(33,237)	(37,526)	(28,766)
Borrowings on term debt	—	—	449
Repayments on term debt	(107)	(2,574)	(2,128)
Issuance of Company common stock, net	270	115	741
Issuance of subsidiary equity, net	28,082	966	—
Purchase of subsidiary common stock, net	—	—	691
Repurchase of Company common stock	(44)	(1,296)	—
Cash flows from financing activities of discontinued operations	—	4,790	11,716

Net cash provided by (used in) financing activities	11,419	(31,386)	17,500

Net Increase (Decrease) in Cash and Cash Equivalents	(7,704)	(20,095)	34,310
Changes in Cash and Cash Equivalents from and Advances to Acsis, Alliance Consulting, Laureate Pharma, Pacific Title & Art Studio and Mantas included in assets of discontinued operations	—	(1,055)	1,510

	(7,704)	(21,150)	35,820
Cash and Cash Equivalents at beginning of period	75,051	96,201	60,381

Cash and Cash Equivalents at end of period	$67,347	$75,051	$96,201

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Description of the Company

Safeguard Scientifics, Inc. (“Safeguard” or the “Company”) seeks to build value in growth-stage technology and life sciences businesses by providing partner companies with capital and a range of strategic, operational and management resources. The Company may participate in expansion financings, corporate spin-outs, management buy-outs, recapitalizations, industry consolidations and early-stage financings. The Company’s vision is to be the preferred catalyst for creating great technology and life sciences companies.

The Company strives to create long-term value for its shareholders by helping its partner companies increase market penetration, grow revenue and improve cash flow. Safeguard focuses on companies with capital requirements of up to $25 million that operate in two categories:

Technology — including companies focused on providing healthcare information technology, financial services technology and internet/new media businesses that have recurring or transactional revenue models.

Life Sciences — including companies focused on molecular and point-of-care diagnostics, medical devices/regenerative medicine, specialty pharmaceuticals and healthcare services.

Basis of Presentation

The Company’s Consolidated Financial Statements include the accounts of Clarient Inc. (“Clarient”) in continuing operations through May 14, 2009, the date of its deconsolidation. The Company has elected to apply the fair value option to account for its retained interest in Clarient. Unrealized gains and losses on the mark-to-market of its holdings in Clarient and realized gains and losses on the sale of any of its holdings in Clarient are recognized in Other income (loss), net in the Consolidated Statement of Operations for all periods subsequent to the date that Clarient was deconsolidated. See Note 6. The Company believes that accounting for its holdings in Clarient at fair value rather than applying the equity method of accounting provides a better measure of the value of its holdings, given the reliable evidence provided by quoted prices in an active market for Clarient’s publicly traded common stock. The Company has not elected the fair value option for its other partner company holdings, which are accounted for under the equity method or cost method, due to less readily determinable evidence of fair value for these privately held companies and due to the potential competitive disadvantage to the Company of such disclosure.

The Company’s voting interest in Cellumen, Inc. (“Cellumen”) was 58.7% as of December 31, 2009, on an as-converted basis. Due to the substantive participating rights of the minority shareholders in the significant operating decisions of Cellumen, the Company continues to account for its holdings in Cellumen under the equity method. See Note 3.

In July 2009, the Company’s Board of Directors approved a one-for-six reverse stock split of the Company’s common stock. The reverse split, which was approved by Safeguard shareholders in July 2008, became effective on August 27, 2009. The number of authorized shares of Company common stock was reduced from 500.0 million to 83.3 million. The reverse stock split did not negatively affect any of the rights of holders of Safeguard common stock, convertible debentures, options, deferred stock units or other securities convertible into the Company’s common stock. All share and per share amounts have been restated for all periods presented to reflect the one-for-six reverse stock split. In addition, $10.0 million was reclassified from Common stock to Additional paid-in capital at December 31, 2006 to reflect the one-for-six reverse stock split.

During 2008 and 2007, certain consolidated partner companies, or components thereof, were sold and are reported in discontinued operations. See Note 2.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Accounting for Ownership Interests in Companies

The Company’s ownership interests in its partner companies are accounted for under any of four methods: consolidation, fair value, equity or cost. The applicable accounting method generally is determined by the degree of the Company’s influence over the entity, primarily determined by the Company’s voting interest in the entity.

In addition to holding voting and non-voting equity and debt securities, the Company also periodically makes advances to its partner companies in the form of promissory notes which are included in the Ownership interests in and advances to companies line item in the Consolidated Balance Sheet.

Consolidation Method.  The Company generally accounted for partner companies in which it directly or indirectly owned more than 50% of the outstanding voting securities under the consolidation method of accounting. Under this method, the Company included these partner companies’ financial statements within the Company’s Consolidated Financial Statements, and all significant intercompany accounts and transactions were eliminated. The Company reflected participation of other stockholders in the net assets and in the income or losses of these consolidated partner companies in Equity in the Consolidated Balance Sheets and in Net (income) loss attributable to noncontrolling interest in the Statements of Operations. Net (income) loss attributable to noncontrolling interest adjusted the Company’s consolidated operating results to reflect only the Company’s share of the earnings or losses of the consolidated partner company. The Company accounted for results of operations and cash flows of a consolidated partner company through the latest date in which it held a controlling interest. If the Company subsequently relinquished control but retained an interest in the partner company, the accounting method was adjusted to the equity, cost or fair value method of accounting, as appropriate. As of December 31, 2009, the Company did not hold a controlling interest in any of its partner companies.

Fair Value Method.  The Company accounts for its holdings in Clarient, its publicly traded partner company, under the fair value method of accounting following its deconsolidation on May 14, 2009. Unrealized gains and losses on the mark-to-market of the Company’s holdings in Clarient and realized gains and losses on the sale of any holdings in Clarient are recognized in Other income (loss), net in the Consolidated Statements of Operations.

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

When the Company’s carrying value in an equity method partner company is reduced to zero, the Company records no further losses in its Consolidated Statements of Operations unless the Company has an outstanding guarantee obligation or has committed additional funding to such equity method partner company. When such equity method partner company subsequently reports income, the Company will not record its share of such income until it exceeds the amount of the Company’s share of losses not previously recognized.

Cost Method.  The Company accounts for partner companies not consolidated or accounted for under the equity method or fair value method under the cost method of accounting. Under the cost method, the Company does

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not include its share of the income or losses of partner companies in the Company’s Consolidated Statements of Operations. The Company includes the carrying value of cost method partner companies in Ownership interests in and advances to companies on the Consolidated Balance Sheets.

Accounting Estimates

The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. These estimates include the evaluation of the recoverability of the Company’s ownership interests in and advances to companies and investments in marketable securities, the evaluation of the impairment of goodwill, intangible assets and property and equipment, revenue recognition, income taxes, stock-based compensation and commitments and contingencies. Following the deconsolidation of Clarient on May 14, 2009, the Company no longer records goodwill, intangible assets or revenue in its consolidated financial statements. Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Illiquid credit markets, volatile equity markets and reductions in information technology spending have combined to increase the uncertainty in such estimates.

Certain amounts recorded to reflect the Company’s share of income or losses of partner companies accounted for under the equity method are based on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities’ financial statements are completed.

It is reasonably possible that the Company’s accounting estimates with respect to the ultimate recoverability of the carrying value of the Company’s ownership interests in and advances to companies could change in the near term and that the effect of such changes on the financial statements could be material. At December 31, 2009, the Company believes the recorded amount of carrying value of the Company’s ownership interests in and advances to companies is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a company.

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

Restricted Marketable Securities

Restricted marketable securities includes held-to-maturity securities, based upon the Company’s ability and intent to hold these securities to maturity. The securities were U.S. Treasury securities with various maturity dates. Pursuant to terms of the 2.625% convertible senior debentures due March 15, 2024 (“2024 Debentures”), as a result of the sale of CompuCom in 2004, the Company pledged the U.S. Treasury securities to an escrow agent for interest payments through March 15, 2009 on the 2024 Debentures (See Note 7).

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Marketable Securities

The Company records its ownership interest in cost method equity securities that have readily determinable fair value as available-for-sale or trading securities. Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of Equity. Unrealized losses are charged against net loss when a decline in the fair value is determined to be other than temporary. Trading securities are carried at fair value, based on quoted market prices, with the unrealized gain or loss included in Other income (loss), net, in the Consolidated Statements of Operations. The Company records its ownership interest in debt securities at amortized cost based on its ability and intent to hold these securities until maturity.

Financial Instruments

The Company’s financial instruments (principally cash and cash equivalents, marketable securities, restricted marketable securities, accounts receivable, notes receivable, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The Company’s long-term debt is carried at cost. At December 31, 2009, the market value of the Company’s outstanding 2024 Debentures was approximately $74.3 million based on quoted market prices as of that date.

Allowance for Doubtful Accounts and Bad Debt Expense

All trade accounts receivable on the Company’s Consolidated Balance Sheet at December 31, 2008 related to Clarient. On May 14, 2009, all of the assets and liabilities of Clarient were deconsolidated. The Company has no trade accounts receivable at December 31, 2009 on the Consolidated Balance Sheet.

An allowance for doubtful accounts was recorded for estimated uncollectible amounts due from customers. The process for estimating the allowance for doubtful accounts associated with Clarient’s diagnostic services involved significant assumptions and judgments. The allowance for doubtful accounts was adjusted periodically, based upon an evaluation of historical collection experience and other relevant factors. The payment realization cycle for certain governmental and managed care payors was lengthy, involving denial, appeal, and adjudication processes. Clarient’s receivables were subject to periodic adjustments that could be significant. Adjustments to the allowance for doubtful accounts were charged to bad debt expense. Accounts receivable were written off when identified as uncollectible and deducted from the allowance after appropriate collection efforts had been exhausted.

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

Intangible Assets, net

All intangible assets on the Company’s Consolidated Balance Sheet at December 31, 2008 related to Clarient. On May 14, 2009, all of the assets and liabilities of Clarient were deconsolidated. The Company has no intangible assets at December 31, 2009 on the Consolidated Balance Sheet.

Intangible assets with indefinite useful lives were not amortized but instead were tested for impairment at least annually. Intangible assets with definite useful lives were amortized over their respective estimated useful lives to their estimated residual value.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill Impairment

All goodwill on the Company’s Consolidated Balance Sheet at December 31, 2008 related to Clarient. On May 14, 2009, all of the assets and liabilities of Clarient were deconsolidated. The Company has no goodwill at December 31, 2009 on the Consolidated Balance Sheet.

The Company conducted an annual review for impairment of goodwill as of December 1st and as otherwise required by circumstances or events. Additionally, on an interim basis, the Company assessed the impairment of goodwill whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Impairment of Equity Method and Cost Method Companies

On a periodic basis, but no less frequently than quarterly, the Company evaluates the carrying value of its equity and cost method partner companies for possible impairment based on achievement of business plan objectives and milestones, the fair value of each partner company relative to its carrying value, the financial condition and prospects of the partner company and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. Management then determines whether there has been an other than temporary decline in the value of its ownership interest in the company. Impairment is measured by the amount by which the carrying value of an asset exceeds its fair value.

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

Revenue Recognition

As of May 14, 2009, the date that Clarient was deconsolidated, the Company no longer reports revenue from Clarient’s continuing operations. Prior to that date, all of the Company’s revenue from continuing operations for the periods presented was attributable to Clarient.

Revenue for Clarient’s diagnostic testing and interpretive services was recognized at the time of completion of such services. Clarient’s services were billed to various payors, including Medicare, health insurance companies and other directly billed healthcare institutions and patients. Clarient reported revenue from contracted payors,

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Defined Contribution Plans

Defined contribution plans are contributory and cover eligible employees of the Company. The Company’s defined contribution plan allows eligible employees, as defined in the plan, to contribute to the plan up to 75% of their pre-tax compensation, subject to the maximum contributions allowed by the Internal Revenue Code. The Company may make matching contributions under the plan. Through May 14, 2009, the Company reported the results of Clarient in its consolidated operations. Clarient also generally matched a portion of employee contributions to its plan. Expense relating to defined contribution plans was $0.3 million in 2009, $0.3 million in 2008 and $0.5 million in 2007.

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

Net income (loss) per share attributable to Safeguard Scientifics, Inc.

The Company computes net income (loss) per share (EPS) using the weighted average number of common shares outstanding during each year. The Company includes in diluted EPS common stock equivalents (unless anti-dilutive) which would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions. Diluted EPS calculations adjust net income (loss) for the dilutive effect of common stock equivalents and convertible securities issued by the Company’s consolidated or equity method partner companies.

Comprehensive income (loss) attributable to Safeguard Scientifics, Inc.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) clarified how an entity should measure the fair value of liabilities and that restrictions which prevent the transfer of a liability should not be considered as separate inputs or adjustments in the measurement of the liability’s fair value. The guidance reaffirms the measurements concept of determining fair value based on an orderly transaction between market participants even though liabilities are infrequently transferred due to contractual or other legal restrictions. The guidance did not have a material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued a single source of authoritative non-governmental United States Generally Accepted Accounting Principles (“US GAAP”), referred to as the Codification. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. The Codification did not impact the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued guidance which required disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The guidance requires those disclosures in summarized financial statements at interim reporting periods. The guidance requires that an entity disclose in the body or in the accompanying notes of its financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. In addition, an entity is required disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The Company adopted the provisions of this guidance on June 30, 2009 and has provided the necessary additional disclosures.

In November 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on certain matters associated with equity method accounting. The EITF retained the accounting for the initial carrying value of equity method investments which is based on a cost accumulation model and generally excludes contingent consideration. The EITF also specified that other-than-temporary impairment testing by the investor should be performed at the investment level and that a separate impairment assessment of the underlying assets is not required. An impairment charge by the investee should result in an adjustment of the investor’s basis of the impaired asset for the investor’s pro-rata share of such impairment. In addition, the EITF reached a consensus on how to account for an issuance of shares by an investee that reduces the investor’s ownership share of the investee. An investor should account for such transactions as if it had sold a proportionate share of its investment with any gains or losses recorded through earnings. The EITF also addressed the accounting for a change in an investment from the equity method to the cost method. The EITF affirmed the existing guidance, which requires cessation of the equity method of accounting and application of debt and equity security accounting, or the cost method, as appropriate. The guidance was effective for fiscal years beginning on or after December 15, 2008. This consensus did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2008, the EITF clarified how to determine whether certain instruments or features were indexed to an entity’s own stock. The consensus was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of the consensus did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2008, the FASB issued guidance on the accounting for convertible debt instruments that may be settled in cash or partially in cash upon conversion. An issuer of convertible debt instruments with cash settlement features is required to separately account for the liability and equity components of the instrument. The debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The resultant debt discount is to be accreted over the expected life of the debt. The guidance did not

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have any impact on the Company’s Consolidated Financial Statements because the convertible senior debentures previously issued by the Company do not include any cash settlement features within the scope of this guidance. See Note 21 regarding the exchange of a portion of the Company’s senior debentures in 2010.

In April 2008, the FASB issued guidance that addresses the factors that should be considered in developing renewal or extension assumptions used to determine the useful lives for intangible assets. The guidance requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. The guidance was effective for fiscal years beginning after December 31, 2008. The guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2007, the FASB revised the accounting for business combinations. Under the new accounting, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions. The accounting treatment for certain specific items was revised as follows:

•	Acquisition costs are generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests”) are valued at fair value at the acquisition date;

•	Acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development (IPR&D) is recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

The revised guidance also includes a substantial number of new disclosure requirements. The revised guidance is applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, the guidance requires the recognition of noncontrolling interests (minority interests) as equity in the consolidated financial statements and separate from the parent’s equity. The guidance clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are treated as equity transactions if the parent retains its controlling financial interest. Losses attributable to the noncontrolling interest that exceed its basis in the subsidiary’s equity result in a deficit noncontrolling interest reflected in the Consolidated Balance Sheet. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the owners of the parent and noncontrolling interest. The amount of net income attributable to noncontrolling interests will be included in consolidated net income on the face of the income statement. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Expanded disclosures are also required regarding the interests of the parent and its noncontrolling interest. The guidance was effective for fiscal years beginning after November 15, 2008. On January 1, 2009, the Company adopted the provisions of this guidance. As a result, the Company reflects the portion

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of equity (net assets) of its consolidated partner companies, if any, not attributable, directly or indirectly, to the parent company as a noncontrolling interest within equity, separate from the equity of the parent company.

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

Of the companies included in the Bundle Sale, Acsis, Alliance Consulting and Laureate Pharma were consolidated partner companies and Neuronyx and ProModel were minority-owned partner companies. The Company has presented the results of operations of Acsis, Alliance Consulting and Laureate Pharma as discontinued operations for all periods presented.

During 2008, the Company recognized an impairment loss of $3.6 million to write down the aggregate carrying value of the Bundle Companies to the total anticipated proceeds, less estimated costs to complete the Bundle Sale. Prior to the completion of the Bundle Sale, the Company recorded a net loss of $1.6 million in discontinued operations related to the operations of Acsis, Alliance Consulting and Laureate Pharma. The Company recorded a charge of $0.9 million in discontinued operations to accrue for severance payments due to the former CEO of Alliance Consulting in connection with the Bundle Sale and recorded a pre-tax gain on disposal of $1.4 million which was also recorded in discontinued operations.

The gross proceeds to the Company from the Bundle Sale were $74.5 million, of which $6.4 million was placed in escrow pending expiration of a claims period (see Note 15), plus amounts advanced to certain of the Bundle Companies during the time between the signing of the Bundle Sale agreement and its consummation.

Clarient Technology Business

In March 2007, Clarient sold its technology business and related intellectual property to Carl Zeiss MicroImaging, Inc. (“Zeiss”) for an aggregate purchase price of $12.5 million. The $12.5 million consisted of $11.0 million in cash and an additional $1.5 million in contingent purchase price, subject to the satisfaction of certain post-closing conditions through March 2009. Clarient received the contingent consideration and recorded the $1.5 million in income from discontinued operations in 2009.

Pacific Title & Art Studio

In March 2007, the Company sold Pacific Title & Art Studio for net cash proceeds of approximately $21.9 million, including $2.3 million cash deposited into escrow. As a result of the sale, the Company recorded a pre-tax gain of $2.7 million in 2007. During 2008, the Company recorded a loss of $2.7 million, which was included within Income (loss) from discontinued operations in the Consolidated Statements of Operations, related to additional compensation paid to the former CEO of Pacific Title & Art Studio in connection with the March 2007 sale and related legal fees (see Note 15). Pacific Title & Art Studio is reported in discontinued operations for all periods presented. In the first quarter of 2010, the Company received the final $0.5 million in cash from the escrow account. This amount was recorded as income from discontinued operations in 2009.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of discontinued operations were as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Revenue	$—	$45,712	$140,509
Operating expenses	—	(49,652)	(156,688)
Impairment of carrying value	—	(3,634)	(5,438)
Other	—	(1,547)	(2,031)

Loss from operations before income taxes	—	(9,121)	(23,648)
Income tax benefit	—	—	93

Loss from operations	—	(9,121)	(23,555)
Gain (loss) on disposal, net of tax	1,975	(499)	6,273

Income (loss) from discontinued operations	$1,975	$(9,620)	$(17,282)

3.	Acquisitions of Ownership Interests in Partner Companies

In December and June 2009, the Company exercised a total of $4.5 million of warrants in Advantedge Healthcare Solutions (“AHS”) thereby increasing its ownership interest to 39.7%. The Company previously deployed an aggregate of $9.0 million in AHS in May 2008 and November 2006. AHS is a technology-enabled service provider that delivers medical billing services to physician groups. The Company accounts for its holdings in AHS under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of AHS was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheets.

In December, May and February 2009, the Company deployed an aggregate of $6.5 million in Molecular Biometrics, Inc. (“Molecular Biometrics”), in conjunction with a larger round of financing resulting in a decrease in the Company’s ownership interest from 37.8% to 35.4%. The Company had previously acquired an interest in Molecular Biometrics in September and December 2008, for $3.5 million in cash, including the conversion into equity interests of $1.9 million previously advanced to the company. Molecular Biometrics is a metabolomics company that applies novel metabolomic technologies to develop accurate, non-invasive clinical tools to increase the probability of pregnancy and decrease multiple births from in vitro fertilization. The Company accounts for its holdings in Molecular Biometrics under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Molecular Biometrics was allocated to in-process research and development, resulting in $0.4 million and $2.5 million of charges which are reflected in Equity loss in the Consolidated Statements of Operations for 2009 and 2008, respectively.

In October 2009, the Company contributed $5.0 million for a 25.7% primary and voting interest ownership in Quinnova Pharmaceuticals, Inc. (“Quinnova”). Quinnova is a specialty pharmaceutical company that develops and markets novel delivery platforms-based prescription dermatology drugs. The Company accounts for its interest in Quinnova under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Quinnova, based on the Company’s preliminary allocation, was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.

In October, May and February 2009 the Company provided additional funding to Cellumen Inc. (“Cellumen”), as part of an up to $2.5 million convertible note financing to be funded in five tranches. As part of this financing, the Company agreed to provide Cellumen up to $1.0 million (subject to certain conditions), $0.75 million of which the Company funded as of December 31, 2009. The Company previously acquired an interest in Cellumen in June 2007, paying $6.0 million in cash for shares of Cellumen’s Series B preferred stock. In conjunction with the convertible

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

note financing, the Series B preferred stock conversion price was adjusted, and will receive further adjustments upon the closing of future tranches, increasing the economic and voting interest of the Series B preferred stock in Cellumen. The Company’s voting interest in Cellumen increased to 58.7%, on an as-converted basis, at December 31, 2009. Due to the substantive participating rights of the minority shareholders in the significant operating decisions of Cellumen, the Company continues to account for its holdings in Cellumen under the equity method. Cellumen delivers proprietary services and products to support drug discovery and development. The difference between the Company’s cost and its interest in the underlying net assets of Cellumen was allocated to in-process research and development, resulting in a $0.2 million charge in 2007, as reflected in Equity loss in the Consolidated Statements of Operations, and to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.

In August 2009, the Company deployed an additional $2.0 million in NuPathe, Inc. (“NuPathe”) in connection with a larger round of financing, resulting in a decrease in the Company’s ownership interest from 23.5% to 22.9%. As a result of the decrease in the Company’s ownership position during 2009, the Company recognized a $0.4 million change in interest gain in Equity loss in the Consolidated Statements of Operations. The Company previously deployed $10.0 million in NuPathe from August 2006 through July 2008. NuPathe specializes in development of therapeutics for treatment of neurological and psychiatric disorders including migraine and Parkinson’s disease. The Company accounts for its holdings in NuPathe under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of NuPathe has been allocated to in-process research and development, resulting in charges of $0.1 million and $0.2 million in 2008 and 2007, respectively, which are reflected in Equity loss in the Consolidated Statements of Operations and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets. The Company recognized a $1.3 million charge in 2008 in Equity loss in the Consolidated Statements of Operations, related to an in-process research and development charge recorded by NuPathe.

In July 2009, the Company deployed an additional $1.5 million in Garnet BioTherapeutics, Inc. (“Garnet”) to maintain an ownership interest of 31.1%. The Company had previously acquired an interest in Garnet in November 2008 for $2.5 million in cash. Garnet is a clinical stage regenerative medicine company focused on accelerating healing and reducing scarring in cosmetic, orthopedic and cardiovascular surgical wounds. The Company accounts for its holdings in Garnet under the equity method. The difference between the Company’s cost and its interest in the underlying net assets, based on the Company’s preliminary allocation, was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.

In July 2009, the Company acquired 17.9% of MediaMath, Inc. (“MediaMath”) for $6.7 million in cash. MediaMath is an online media trading company that enables advertising agencies and their advertisers to optimize their ad spending across various exchanges through its proprietary algorithmic bidding platform and data integration technology. The Company accounts for its holdings in MediaMath under the cost method.

In November and May 2009, the Company deployed an aggregate of $4.7 million of cash in Avid Radiopharmaceuticals, Inc. (“Avid”), in conjunction with a larger round of financing, reducing its ownership interest from 13.9% to 13.7%. The Company had previously acquired an interest in Avid in May 2007 for $7.3 million in cash. Avid is developing molecular imaging agents to detect neurodegenerative diseases. The Company accounts for its holdings in Avid under the cost method.

In April 2009, the Company deployed an additional $0.5 million of cash in Portico Systems, Inc (“Portico”), in connection with a larger round of financing, resulting in a decrease in the Company’s ownership interest from 46.0% to 45.6%. The Company previously deployed an aggregate of $8.8 million in cash in Portico in February 2008 and August 2006. Portico offers software and services to health insurance providers that help reduce administrative, medical and IT costs. The Company accounts for its holdings in Portico under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Portico was allocated to

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheets.

In March 2009, the Company deployed an additional $2.0 million and thereby increased its ownership interest in Bridgevine, Inc. (“Bridgevine”) to 24.4%. The Company had previously acquired an interest in Bridgevine in August 2007 for $8.0 million in cash. Bridgevine is an internet marketing company that enables online consumers to compare and purchase digital services, including internet, phone, VoIP, TV, wireless, music, and entertainment. The Company accounts for its holdings in Bridgevine under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Bridgevine was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheet.

In December 2008, the Company purchased additional shares of Rubicor Medical, Inc. (“Rubicor”) from an existing investor for nominal consideration, increasing its ownership interest in Rubicor to 44.6% from 35.7%. The Company had previously acquired an interest in Rubicor in August 2006 for $20.0 million in cash. The Company recognized impairment charges of $3.3 million in 2009 and $4.0 million in 2008, which are reflected in Equity loss in the Consolidated Statements of Operations for the respective periods. The carrying value of Rubicor at December 31, 2009 was zero.

In October 2008, the Company acquired 4.5% of Tengion, Inc. (“Tengion”) for $7.5 million in cash. Tengion is a clinical stage regenerative medicine company developing, manufacturing and commercializing human neo-organs and neo-tissues for treatment of urologic and renal diseases. During 2009, the Company recorded an impairment charge of $3.9 million associated with its holdings in Tengion based on the Company’s determination that there had been an other than temporary decline in the value of its holdings in this company. The Company accounts for its holdings in Tengion under the cost method.

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

In the third quarter of 2008, the Company provided $1.6 million in funding to NextPoint Networks. In September 2008, NextPoint Networks was merged with GENBAND, resulting in the Company holding a 2.3% ownership interest in the combined company. GENBAND provides media gateway, IP security and session border gateway technology to telecommunications providers. In September and December 2007, the Company funded NexTone Communications, Inc., a predecessor entity to NextPoint Networks, $2.2 million and $2.1 million in cash, respectively. In 2009, the Company recorded an impairment charge of $5.8 million related to its holdings in GENBAND. The carrying value of GENBAND at December 31, 2009 was zero. The Company accounted for its holdings in GENBAND under the cost method.

In July 2008, the Company provided additional funding to Authentium, Inc. (“Authentium”) in the form of $0.8 million convertible notes. In conjunction with this funding, due to anti-dilution provisions contained in an earlier equity funding, the Company’s voting interest in Authentium increased from 19.9% to 20.0%, the threshold at which the Company believes it exercises significant influence. Accordingly, the Company adopted the equity method of accounting for its holdings in Authentium. The Company previously had acquired an interest in Authentium in June 2007 and April 2006 for $3.0 million and $5.5 million, respectively. Authentium provides anti-malware and identity protection software.

In July 2008, the Company acquired 29.3% of Swaptree, Inc. (“Swaptree”) for $3.4 million in cash. Swaptree is an internet-based business that enables users to trade books, CDs, DVDs and video games using its proprietary

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trade matching software. The Company accounts for its holdings in Swaptree under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Swaptree was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheets.

In August 2007, the Company acquired 14.0% of Kadoo, Inc. (“Kadoo”) for $2.2 million in cash. Kadoo was a start-up company established to enable online users to post, manage and securely share large volumes of digital photos, videos and other files. The Company accounted for its holdings in Kadoo under the cost method. In 2008, the Company impaired its entire carrying value in Kadoo and in 2009 sold its equity interest in exchange for a $0.2 million interest in a convertible promissory note, the carrying value of which is zero.

In May 2007, the Company increased its ownership interest in Advanced BioHealing, Inc. to 28.3% for $2.8 million in cash. The Company previously had acquired a 23.9% interest in Advanced BioHealing in February 2007 for $8.0 million in cash. Advanced BioHealing develops and markets cell-based and tissue engineered products that use living cells to repair or replace body tissue damaged by injury, disease or the aging process. The Company accounts for its holdings in Advanced BioHealing under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Advanced BioHealing was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheets.

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

4.	Fair Value Measurements

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

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	Carrying	Fair Value Measurement at December 31, 2009
	Value	Level 1	Level 2	Level 3
	(In thousands)

Cash and cash equivalents	$67,347	$67,347	$—	$—
Cash held in escrow and restricted cash	$6,910	$6,910	$—	$—
Ownership interest in Clarient	$80,483	$80,483	$—	$—
Marketable securities — held-to-maturity:
Commercial paper	$10,380	$10,380	$—	$—
U.S. Treasury Bills	4,981	4,981	—	—
Government agency bonds	8,384	8,384	—	—
Certificates of deposit	15,321	15,321	—	—

	$39,066	$39,066	$—	$—

	Carrying	Fair Value Measurement at December 31, 2008
	Value	Level 1	Level 2	Level 3
	(In thousands)

Cash and cash equivalents	$75,051	$75,051	$—	$—
Cash held in escrow and restricted cash	$6,433	$6,433	$—	$—
Cash held in escrow and restricted cash — long-term	$501	$501	$—	$—
Marketable securities — held-to-maturity:
Commercial paper	$1,551	$1,551	$—	$—
Restricted U.S. Treasury securities	1,990	1,990	—	—
U.S. Treasury Bills	499	499	—	—
Government agency bonds	351	351	—	—
Certificates of deposit	12,300	12,300	—	—

	$16,691	$16,691	$—	$—

As of December 31, 2009, the contractual maturities of the marketable securities were less than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.

The Company’s holdings in Clarient are measured at fair value using quoted prices for Clarient’s common stock as traded on the NASDAQ Capital Market which is considered a Level 1 input under the valuation hierarchy.

As described in Note 6, the Company recognized impairment charges of $10.1 million related to cost method partner companies and $4.1 million related to equity method partner companies during the year ended December 31, 2009 measured as the amount by which the partner companies’ carrying values exceeded their respective estimated fair values. The fair value measurements of these companies of $6.7 million at December 31, 2009 were based on Level 3 inputs as defined above. The inputs and valuation techniques used include discounted cash flows and valuation of comparable public companies.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2009	2008
	(In thousands)

Building and improvements	$483	$9,034
Machinery and equipment	1,039	17,735

	1,522	26,769
Accumulated depreciation	(1,212)	(14,400)

	$310	$12,369

As of December 31, 2008, Property and equipment included the assets of Clarient, which was deconsolidated as of May 14, 2009.

6.	Ownership Interests in and Advances to Companies

The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies and private equity funds accounted for under the fair value, equity or cost method of accounting.

	As of December 31,
	2009	2008
	(In thousands)

Fair Value:	$80,483	$—
Equity Method:
Partner companies	54,597	55,855
Private equity funds	2,224	2,228

	56,821	58,083
Cost Method:
Partner companies	24,887	23,332
Private equity funds	3,096	3,396

	27,983	26,728
Advances to partner companies	2,100	750

	$167,387	$85,561

Impairment charges related to cost method partner companies were $10.1 million, $2.3 million and $5.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The charges in 2009 included $5.8 million related to GENBAND, $3.9 million related to Tengion and $0.4 million related to a private equity fund. The charge in 2008 related to Kadoo and the charge in 2007 related to Ventaria Pharmaceuticals. Impairment charges related to cost method partner companies are included in Other income (loss), net in the Consolidated Statements of Operations.

Impairment charges related to equity method partner companies were $4.1 million and $6.6 million for the years ended December 31, 2009 and 2008 respectively. There were no impairment charges for the year ended December 31, 2007. The impairment charges in 2009 included $3.3 million related to Rubicor and $0.8 million impairment related to Cellumen. The adjusted carrying value of Rubicor at December 31, 2009 was zero. The amount of the impairment charge was determined by comparing the carrying value of Rubicor to its estimated fair value. The Company previously recognized a $4.0 million impairment charge related to Rubicor in 2008 based on

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates of fair value provided by an independent valuation firm and a range of values indicated by potential investors in Rubicor. At present, Rubicor is undergoing reorganization under Chapter 11 of the United States Bankruptcy Code. The Company believes it is unlikely that any payments will be made to equity holders in the context of such bankruptcy proceedings. During 2008, the Company also recognized an impairment charge of $2.6 million related to Authentium. Impairment charges associated with equity method partner companies are included in Equity loss in the Consolidated Statements of Operations.

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

Later during 2009, the Company sold 18.4 million shares of common stock of Clarient for $61.3 million in net proceeds. The Company recognized a loss of $7.3 million on the sale, based on the net proceeds received compared to the fair value at the end of the previous quarter, which is included in Other income (loss), net in the Consolidated Statements of Operations for the year ended December 31, 2009.

For the period from May 14, 2009 through December 31, 2009, the Company recognized unrealized gains of $19.5 million on the mark-to-market of its holdings in Clarient which are included in Other income (loss), net in the Consolidated Statements of Operations. At December 31, 2009, the fair value of the Company’s holdings in Clarient of $80.5 million was included in Ownership interests in and advances to companies in the Consolidated Balance Sheet.

The following unaudited summarized financial information for partner companies and funds accounted for under the equity method at December 31, 2009 and 2008 and for the three years ended December 31, 2009, has been compiled from the unaudited financial statements of our respective partner companies and funds and reflects certain historical adjustments. Results of operations of the partner companies and funds are excluded for periods prior to their acquisition and subsequent to their disposition. The unaudited financial information below does not include information pertaining to Clarient. The Company reports its share of the income or loss of the equity method partner companies on a one quarter lag.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,
	2009	2008
	(In thousands)

Balance Sheets:
Current assets	$98,276	$101,841
Non-current assets	64,889	111,274

Total Assets	$163,165	$213,115

Current liabilities	$48,460	$39,847
Non-current liabilities	28,633	18,744
Shareholders’ equity	86,072	154,524

Total Liabilities and Shareholders’ Equity	$163,165	$213,115

As of December 31, 2009, the Company’s carrying value in equity method partner companies, in the aggregate, exceeded the Company’s share of the net assets of such companies by approximately $32.2 million. Of this excess, $22.3 million was allocated to goodwill and $9.9 million was allocated to intangible assets.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Results of Operations:
Revenue	$144,771	$92,366	$39,547

Gross profit	$98,626	$52,906	$23,711

Net loss	$(50,436)	$(61,560)	$(43,986)

Included above are the results of operations and assets and liabilities of Rubicor. Rubicor has halted operations and furloughed or terminated employees while it proceeds through a reorganization in bankruptcy. Due to the significance of Rubicor’s results of operations and the related impairment charge to the Company’s net loss from continuing operations before income tax for the year ended December 31, 2008, the unaudited summarized financial information for Rubicor is presented below. Summarized financial information is not available for Rubicor for periods subsequent to December 31, 2008.

As of December 31, 2008
(In thousands)

Balance Sheets:
Current assets	$1,290
Non-current assets	986

Total Assets	$2,276

Current liabilities	$7,002
Non-current liabilities	95
Shareholders’ (deficit) equity	(4,821)

Total Liabilities and Shareholders’ (Deficit) Equity	$2,276

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2008	2007
	(In thousands)

Results of Operations:
Revenue	$638	$631

Gross (loss) profit	$(2,540)	$96

Net loss	$(12,300)	$(13,027)

7.	Convertible Debentures, Long-Term Debt and Credit Arrangements

Convertible Senior Debentures

In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024 (the “2024 Debentures”). Interest on the 2024 Debentures is payable semi-annually. At the debentures holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. The conversion rate of the debentures is $43.3044 of principal amount per share. The closing price of the Company’s common stock at December 31, 2009 was $10.31. The 2024 Debentures holders have the right to require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. The 2024 Debentures holders also have the right to require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution, a change in control or the delisting of the Company’s common stock from the New York Stock Exchange if the Company were unable to obtain a listing for its common stock on another national or regional securities exchange. Subject to certain conditions, the Company may redeem all or some of the 2024 Debentures.

During 2009, the Company repurchased $7.8 million in face value of the 2024 Debentures for $7.3 million in cash, including accrued interest. The Company recorded $0.1 million of expense related to the acceleration of deferred debt issuance costs associated with the 2024 Debentures, resulting in a net gain of $0.5 million, which is included in Other income (loss), net in the Consolidated Statements of Operations. During 2008, the Company repurchased $43.0 million in face value of the 2024 Debentures for $33.5 million in cash, including accrued interest. In connection with the repurchase, the Company recorded $0.5 million of expense related to the acceleration of deferred debt issuance costs associated with the 2024 Debentures, resulting in a net gain of $9.0 million which is included in Other income (loss), net in the Consolidated Statements of Operations. Through December 31, 2009, the Company has repurchased a total of $71.8 million in face value of the 2024 Debentures. At December 31, 2009, the market value of the outstanding 2024 Debentures was approximately $74.3 million based on quoted market prices as of such date. See Note 21 regarding the exchange of a portion of the 2024 Debentures in 2010.

Long-Term Debt and Credit Arrangements

Except for the convertible senior debentures, all of the long-term debt on the Consolidated Balance Sheet at December 31, 2008 related to Clarient. On May 14, 2009, the Company deconsolidated its holdings in Clarient.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated long-term debt consisted of the following as of December 31, 2008:

As of December 31,
2008
(In thousands)

Consolidated partner company credit line borrowings	$14,104
Capital lease obligations and other borrowings	608

14,712
Less current maturities	(14,367)

Long-term debt, less current portion	$345

Long-Term Debt and Credit Arrangements

In February 2009, the Company entered into a loan agreement which provides the Company with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility will be based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts and not less than 75% of its investment and securities accounts at the bank. The credit facility matures on December 31, 2010. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at December 31, 2009 was $43.7 million.

There is no long term debt on the balance sheet at December 31, 2009 associated with Clarient after its deconsolidation on May 14, 2009. At December 31, 2008, Clarient had an $11.3 million revolving credit agreement with a bank, which was guaranteed by the Company, of which $9.0 million was outstanding and the remainder was used to maintain a $2.3 million stand-by letter of credit. Interest expense on the outstanding balance under the revolving credit agreement for 2009, 2008, and 2007 was $0.9 million, $0.4 million, and $0.7 million, respectively.

On July 31, 2008, Clarient entered into a secured credit agreement with a finance company. Outstanding borrowings under the secured credit agreement were $5.1 million at December 31, 2008.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	As of December 31,
	2009	2008
	(In thousands)

Accrued professional fees	$491	$860
Other	3,834	7,425

	$4,325	$8,285

9.	Equity

Preferred Stock

Shares of preferred stock, par value $0.10 per share, are voting and are issuable in one or more series with rights and preferences as to dividends, redemption, liquidation, sinking funds and conversion determined by the Board of Directors. At December 31, 2009 and 2008, there were one million shares authorized and none outstanding.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shareholders’ Rights Plan

In February 2000, the Company adopted a shareholders’ rights plan. Under the plan, each shareholder of record on March 24, 2000 received the right to purchase 1/1000 of a share of the Company’s Series A Junior Participating Preferred Stock at the rate of one right for each share of the Company’s common stock then held of record. Each 1/1000 of a share of the Company’s Series A Junior Participating Preferred Stock is designed to be equivalent in voting and dividend rights to one share of the Company’s common stock. The rights would have become exercisable only if a person or group acquired beneficial ownership of 15% or more of the Company’s common stock or commenced a tender or exchange offer that would have resulted in such a person or group owning 15% or more of the Company’s common stock. This plan expired as of March 1, 2010.

10.	Stock-Based Compensation

Equity Compensation Plans

The Company has three equity compensation plans: the 1999 Equity Compensation Plan, with 1.5 million shares authorized for issuance; the 2001 Associates Equity Compensation Plan with 0.9 million shares authorized for issuance; and the amended and restated 2004 Equity Compensation Plan, with 2.2 million shares authorized for issuance. Employees and consultants are eligible for grants of stock options, restricted stock awards, stock appreciation rights, stock units, performance units and other stock-based awards under each of these plans; directors and executive officers are eligible for grants only under the 1999 and 2004 Equity Compensation Plans. During 2008 and 2007, 0.3 million and 0.4 million options, respectively, were awarded outside of existing plans as inducement awards in accordance with New York Stock Exchange rules. The 1999 Equity Compensation Plan expired by its terms on February 10, 2009 and no further grants may be made under that plan.

To the extent allowable, service-based awards are incentive stock options. Options granted under the plans are at prices equal to or greater than the fair market value at the date of grant. Upon exercise of stock options, the Company issues shares first from treasury stock, if available, then from authorized but unissued shares. At December 31, 2009, the Company had reserved 4.8 million shares of common stock for possible future issuance under its equity compensation plans. The Company’s previously consolidated partner company also maintained separate equity compensation plans for its employees, directors and advisors.

Classification of Stock-Based Compensation Expense

Stock-based compensation expense was recognized in continuing operations of the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cost of sales	$49	$133	$61
Selling, general and administrative	3,776	3,316	5,289

	$3,825	$3,449	$5,350

At December 31, 2009, the Company had outstanding options that vest based on three different types of vesting schedules:

1) Market-based;

2) performance-based; and

3) service-based.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if market capitalization targets are achieved earlier than estimated. During the years ended December 31, 2008 and 2007, respectively, the Company issued 250 thousand and 406 thousand market-based stock option awards to employees. During the years ended December 31, 2009, 2008 and 2007, respectively, 16 thousand, seven thousand and 150 thousand market-based options vested based on achievement of market capitalization targets. During the years ended December 31, 2009, 2008 and 2007, respectively, 67 thousand, 463 thousand and 80 thousand market-based options were cancelled or forfeited. The Company recorded compensation expense related to these awards of $1.5 million, $0.4 million and $1.7 million during the years ended December 31, 2009, 2008 and 2007, respectively. Depending on the Company’s stock performance, the maximum number of unvested shares at December 31, 2009 attainable under these grants was 1.2 million shares.

Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company upon the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the years ended December 31, 2009 and 2008, respectively, the Company issued 155 thousand and 341 thousand performance-based option awards to employees. During the years ended December 31, 2009 and 2008, no options vested based on the achievement of capital returns targets. The Company recorded compensation expense related to these option awards of $0.1 million and $0.0 million for the years ended December 31, 2009 and 2008, respectively. The maximum number of unvested shares at December 31, 2009 attainable under these grants was 496 thousand shares.

All other outstanding options were service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the years ended December 31, 2009, 2008 and 2007, respectively, the Company issued 113 thousand, 288 thousand and 216 thousand service-based option awards to employees. During the years ended December 31, 2009, 2008 and 2007, respectively, 231 thousand, 605 thousand and 26 thousand service-based options were canceled or forfeited. The Company recorded compensation expense related to these awards of $1.0 million, $1.1 million and $1.8 million during the years ended December 31, 2009, 2008 and 2007, respectively.

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

	Year Ended December 31,
	2009	2008	2007

Service-Based Awards
Dividend yield	0%	0%	0%
Expected volatility	59%	52%	61%
Average expected option life	5 years	5 years	5 years
Risk-free interest rate	2.7%	3.1%	4.5%

	Year Ended December 31,
	2009	2008	2007

Market-Based Awards
Dividend yield	N/A	0%	0%
Expected volatility	N/A	59%	55%
Average expected option life	N/A	5 - 7 years	5 - 7 years
Risk-free interest rate	N/A	3.4%	5.0%

	Year Ended December 31,
	2009	2008	2007

Performance-Based Awards
Dividend yield	0%	0%	N/A
Expected volatility	59%	50%	N/A
Average expected option life	4.9 years	4.4 years	N/A
Risk-free interest rate	2.7%	3.0%	N/A

The weighted-average grant date fair value of options issued by the Company during the years ended December 31, 2009, 2008 and 2007 was $5.22, $3.72 and $8.78 per share, respectively.

During the years ended December 31, 2009, 2008 and 2007, respectively, the Company granted 12 thousand, 11 thousand and four thousand stock options to members of its advisory boards, which comprise non-employees. Such awards vest one year following grant, are equity-classified and are marked-to-market each period.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option activity of the Company is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(In thousands)		(In years)	(In thousands)

Outstanding at December 31, 2006	3,121	$11.88
Options granted	639	15.08
Options exercised	(82)	9.05
Options canceled/forfeited	(108)	21.71

Outstanding at December 31, 2007	3,570	12.22
Options granted	880	7.47
Options exercised	(34)	7.88
Options canceled/forfeited	(1,080)	15.18

Outstanding at December 31, 2008	3,336	10.05
Options granted	267	9.99
Options exercised	(34)	7.77
Options canceled/forfeited	(301)	16.21

Outstanding at December 31, 2009	3,268	9.51	4.9	$4,726

Options exercisable at December 31, 2009	1,241	10.19	3.7	1,557
Options vested and expected to vest at December 31, 2009	2,359	9.69	4.5	3,287
Shares available for future grant	1,219

The total intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 was $0.1 million, $0.0 million and $0.5 million, respectively.

At December 31, 2009, total unrecognized compensation cost related to non-vested stock options granted under the plans for service-based awards was $1.1 million. That cost is expected to be recognized over a weighted-average period of 2.5 years.

At December 31, 2009, total unrecognized compensation cost related to non-vested stock options granted under the plans for market-based awards was $1.9 million. That cost is expected to be recognized over a weighted-average period of 2.4 years, but would be accelerated if market capitalization targets are achieved earlier than estimated.

At December 31, 2009, total unrecognized compensation cost related to non-vested stock options granted under the plans for performance-based awards was $0.8 million. That cost is expected to be recognized over a weighted-average period of 4.2 years but would be accelerated if stock price targets are achieved earlier than estimated.

During the year ended December 31, 2009, the Company issued 0.2 million restricted shares to employees. The restricted shares were issued in connection with the 2008 management incentive plan payment earned by certain senior employees. The restricted shares issued vest 25% on the first anniversary of grant and the remaining 75% thereafter in 24 equal monthly installments over the next two years. Also during the year ended December 31, 2009, the Company issued 0.1 million performance-based stock units to employees which vest based on achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other exit transaction of certain identified partner companies, as described above related to performance-based option awards.

The Company issued deferred stock units during the years ended December 31, 2009 and 2008, to all non-employee directors as annual service grants and during the years ended December 31, 2009, 2008 and 2007, to directors who deferred all or a portion of directors’ fees earned. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred generally vest one year following the grant date. Deferred stock units are payable in stock on a one-for-one basis. Payments in respect of the deferred stock units are generally distributable following termination of employment or service, death or permanent disability. During the years ended December 31, 2009, 2008 and 2007, respectively, the Company issued 70 thousand, 64 thousand and 15 thousand deferred stock units to directors.

Total compensation expense for deferred stock units, performance-based stock units and restricted stock was approximately $0.4 million, $0.2 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Unrecognized compensation expense related to deferred stock units and restricted stock at December 31, 2009 was $1.7 million. The total fair value of deferred stock units vested during the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $0.3 million and $0.1 million, respectively.

Deferred stock unit, performance-based stock unit and restricted stock activity is summarized below:

		Weighted Average
		Grant Date Fair
	Shares	Value
	(In thousands)

Unvested at December 31, 2007	11	$15.07
Granted	64	7.27
Vested	(37)	11.16
Forfeited	(6)	14.01

Unvested at December 31, 2008	32	7.87
Granted	370	6.02
Vested	(83)	5.71
Forfeited	(2)	15.18

Unvested at December 31, 2009	317	5.95

Stock based compensation expense for Clarient prior to its deconsolidation was included in the Company’s consolidated results of operations. During the period from January 1, 2009 through May 14, 2009 and the years ended December 31, 2008 and 2007, respectively, the Company recognized stock-based compensation related to Clarient of $0.8 million, $1.8 million and $1.8 million.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other Income (Loss)

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Gain on repurchase of convertible debentures, net	$457	$9,030	$—
Gain (loss) on sale of companies and funds, net	(7,338)	1,737	—
Gain on distributions from private equity funds	30	1,042	—
Gain on deconsolidation of Clarient	105,991	—	—
Unrealized gain on mark-to-market of holdings in Clarient	19,502	—	—
Impairment charges on cost method partner companies	(10,079)	(2,251)	(5,331)
Other	318	722	254

	$108,881	$10,280	$(5,077)

Loss on sale of companies and funds for the year ended December 31, 2009 relates to the loss on sale of 18.4 million shares of common stock of Clarient based on the net proceeds received of $61.3 million compared to the fair value at the end of the previous quarter. Gain on sale of companies and funds for the year ended December 31, 2008 was primarily related to the sale of cost method holdings whose carrying value was zero.

The Company recorded impairment charges for certain holdings accounted for under the cost method determined to have experienced an other than temporary decline in value in accordance with its existing policy regarding impairment of ownership interests in and advances to companies. The charges in 2009 included $5.8 million related to GENBAND, $3.9 million related to Tengion and $0.4 million related to a private equity fund. These impairment charges were based on the Company’s determination that there had been an other than temporary decline in the value of its holdings in these partner companies due to external market conditions and expectations of values at which the companies may need to raise additional capital. The carrying values of GENBAND, and Tengion were $0.0 million and $3.6 million respectively at December 31, 2009. In 2008, the Company recorded an impairment charge of $2.3 million related to its holdings in Kadoo. In 2009, the Company sold its equity interest in Kadoo in exchange for a $0.2 million interest in a convertible promissory note, whose carrying value is zero. In 2007, the Company recorded an impairment charge of $5.3 million related to its holdings in Ventaira Pharmaceuticals which permanently ceased operations.

12.	Income Taxes

The provision (benefit) for income taxes was as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Current, primarily state	$(14)	$(24)	$(687)
Deferred, primarily state	—	—	—

	$(14)	$(24)	$(687)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to net loss from continuing operations before income taxes as a result of the following:

	Year Ended December 31,
	2009	2008	2007

Statutory tax expense (benefit)	35.0%	(35.0)%	(35.0)%
Increase (decrease) in taxes resulting from:
State taxes, net of federal tax benefit	0.0	(0.1)	(1.5)
Valuation allowance	(35.2)	34.1	33.5
Other adjustments	0.2	0.9	1.5

	0.0%	0.1%	(1.5)%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	2009	2008
	(In thousands)

Deferred tax asset (liability):
Carrying values of partner companies and other holdings	$43,006	$54,278
Tax loss and credit carryforwards	129,923	188,723
Accrued expenses	1,854	6,758
Intangible assets	—	(19)
Other	6,240	9,281

	181,023	259,021
Valuation allowance	(181,023)	(259,021)

Net deferred tax liability	$—	$—

As of December 31, 2009, the Company and its subsidiaries consolidated for tax purposes had federal net operating loss carryforwards and federal capital loss carryforwards of approximately $202.7 million and $157.4 million, respectively. These carryforwards expire as follows:

(In thousands)

2010	$1,310
2011	3,225
2012	32,264
2013	125,336
2014 and thereafter	197,941

$360,076

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not expect any material increase or decrease in its income tax expense, in the next twelve months, related to examinations or changes in uncertain tax positions.

Changes in the Company’s uncertain tax positions for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Balance at beginning of year	$14	$44	$754
Settlements/lapses in statutes of limitation	(14)	(30)	(710)

Balance at end of year	$—	$14	$44

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Tax years 2006 and forward remain open for examination for federal tax purposes and tax years 2004 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at December 31, 2009 will remain subject to examination until the respective tax year is closed. The Company recognizes penalties and interest accrued related to income tax liabilities in the provision (benefit) for income taxes in its Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Net Income (Loss) Per Share

The calculations of net income (loss) per share were:

	Year Ended December 31,
	2009	2008	2007
	(In thousands except per share data)

Basic:
Amounts attributable to Safeguard Scientifics, Inc. common shareholders:
Net income (loss) from continuing operations	$66,240	$(42,777)	$(46,481)
Net income (loss) from discontinued operations	1,370	(9,236)	(19,387)

Net income (loss) attributable to Safeguard Scientifics, Inc.	$67,610	$(52,013)	$(65,868)

Average common shares outstanding	20,308	20,326	20,328

Net income (loss) per share from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$3.26	$(2.10)	$(2.28)
Net income (loss) per share from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	0.07	(0.46)	(0.96)

Net income (loss) per share attributable to Safeguard Scientifics Inc. common shareholds	$3.33	$(2.56)	$(3.24)

Diluted:
Amounts attributable to Safeguard Scientifics, Inc. common shareholders:
Net income (loss) from continuing operations	$66,240	$(42,777)	$(46,481)
Interest on covertible senior debentures	2,616	—	—

Net income (loss) from continuing operations for diluted per share computation	$68,856	$(42,777)	$(46,481)
Net income (loss) from discontinued operations	1,370	(9,236)	(19,387)

Net income (loss) for diluted per share calculation	$70,226	$(52,013)	$(65,868)

Number of shares used in basic per share computation	20,308	20,326	20,328
Effect of dilutive securities:
Convertible senior debentures	1,956	—	—
Unvested restricted stock and DSUs	111	—	—
Employee stock options	8	—	—

Number of shares used in diluted per share computation	22,383	20,326	20,328

Net income (loss) per share from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$3.08	$(2.10)	$(2.28)
Net income (loss) per share from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	0.06	(0.46)	(0.96)

Net income (loss) per share attributable to Safeguard Scientifics Inc. common shareholders	$3.14	$(2.56)	$(3.24)

Basic and diluted average common shares outstanding for purposes of computing net income (loss) per share includes outstanding common shares and vested deferred stock units (DSUs).

If a consolidated or equity method partner company has dilutive stock options, unvested restricted stock, DSUs, warrants or securities outstanding, diluted net income (loss) per share is computed by first deducting from

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net income (loss) the income attributable to the potential exercise of the dilutive securities of the partner company. This impact is shown as an adjustment to net income (loss) for purposes of calculating diluted net income (loss) per share.

The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:

•	At December 31, 2009, 2008 and 2007, options to purchase 2.8 million, 3.3 million and 3.6 million shares of common stock, respectively, at prices ranging from $7.50 to $21.36 per share, were excluded from the calculation.

•	At December 31, 2009, 2008 and 2007, unvested restricted stock units and DSUs convertible into 24 thousand, 32 thousand and 11 thousand shares of stock, respectively, were excluded from the calculations.

•	At December 31, 2008 and 2007 a total of 2.0 million and 3.0 million shares, respectively, related to the Company’s 2024 Debentures representing the weighted average effect of assumed conversion of the 2024 Debentures were excluded from the calculation.

14.	Related Party Transactions

In May 2001, the Company entered into a $26.5 million loan agreement with Warren V. Musser, the Company’s former Chairman and Chief Executive Officer. Through December 31, 2009, the Company recognized impairment charges against the loan of $15.7 million. The Company’s efforts to collect Mr. Musser’s outstanding loan obligation have included the sale of existing collateral, obtaining and selling additional collateral, litigation and negotiated resolution. Since 2001 and through December 31, 2009, the Company has received a total of $16.8 million in payments on the loan. In December 2006, the Company restructured the obligation to reduce the amount outstanding to $14.8 million, bearing interest at a rate of 5.0% per annum, in order to obtain new collateral, which is expected to be the primary source of any repayment. Subsequent to the restructuring of the obligation, the Company received nominal amounts of cash from the sale of collateral in 2009, 2008 and 2007, which exceeded the Company’s then carrying value of the loan. The excess is reflected as Recovery — related party in the Consolidated Statements of Operations. The carrying value of the loan at December 31, 2009 was zero.

In the normal course of business, the Company’s directors, officers and employees hold board positions of companies in which the Company has a direct or indirect ownership interest.

15.	Commitments and Contingencies

The Company and its partner companies are involved in various claims and legal actions arising in the ordinary course of business. While in the current opinion of the Company the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations, no assurance can be given as to the outcome of these actions, and one or more adverse rulings could have a material adverse effect on the Company’s consolidated financial position and results of operations or that of its partner companies. The Company records costs associated with legal fees as such services are rendered.

The Company leases its corporate headquarters and office equipment under leases expiring at various dates to 2015. Total rental expense under operating leases was $0.8 million, $1.9 million and $2.1 million in 2009, 2008 and 2007, respectively. Rent expense includes amounts attributed to Clarient prior to its deconsolidation. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2009, are (in millions): $0.6 — 2010; $0.6 — 2011; $0.6 — 2012; $0.6 — 2013; $0.5 — 2014; and $0.0 thereafter.

The Company had outstanding guarantees of $3.8 million at December 31, 2009 related to the Company’s general partner interest in a private equity fund.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has committed capital of approximately $1.6 million, including conditional commitments to provide non-consolidated partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $1.5 million which is expected to be funded during the next 12 months.

Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of certain private equity funds (“clawback”). The maximum clawback the Company could be required to return due to our general partner interest is approximately $3.4 million, of which $2.0 million was reflected in Accrued expenses and other current liabilities and $1.4 million was reflected in other long-term liabilities on the Consolidated Balance Sheet at December 31, 2009.

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

As described in Note 2, in connection with the Bundle Sale, an aggregate of $6.4 million of the gross proceeds of the sale were placed in escrow pending the expiration of a predetermined notification period, subject to possible extension in the event of a claim against the escrowed amounts. On April 25, 2009, the purchaser in the Bundle Sale notified the Company of claims being asserted against the entire escrowed amounts. The Company does not believe that such claims are valid and has instituted legal action to obtain the release of such amounts from escrow. The proceeds being held in escrow will remain there until the dispute over the claims has been settled or determined pursuant to legal process.

The Company remains guarantor of Laureate Pharma’s Princeton, New Jersey facility lease (the “Laureate Lease Guaranty”). Such guarantee may extend through the lease expiration in 2016 under certain circumstances. However, the Company is entitled to indemnification in connection with the continuation of such guaranty. As of December 31, 2009, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equaled $7.8 million.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2001, the Company entered into an agreement with its former Chairman and Chief Executive Officer, to provide for annual payments of $650,000 per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and the long-term portion of $3.5 million was included in Other long-term liabilities on the Consolidated Balance Sheet at December 31, 2009.

The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $8 million at December 31, 2009.

16.	Parent Company Financial Information

Parent company financial information is provided to present the financial position and results of operations of the Company as if the consolidated partner companies (see Note 1) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies. Given no partner companies were consolidated as of December 31, 2009, only the balance sheet as of December 31, 2008 is presented below.

Parent Company Balance Sheet

As of December 31,
2008
(In thousands)

Assets:
Cash and cash equivalents	$73,213
Cash held in escrow — current	6,433
Marketable securities	14,701
Restricted marketable securities	1,990
Other current assets	356
Assets held-for-sale	—

Total current assets	96,693
Ownership interests in and advances to companies	105,955
Long-term restricted marketable securities	—
Cash held in escrow — long-term	501
Other	1,364

Total Assets	$204,513

Liabilities and Shareholders’ Equity:
Current liabilities	$8,173
Long-term liabilities	5,630
Convertible senior debentures	86,000
Shareholders’ equity	104,710

Total Liabilities and Shareholders’ Equity	$204,513

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Parent Company Statements of Operations

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Operating expenses	$(17,807)	$(18,415)	$(22,783)
Other income (loss), net	108,881	10,275	(5,089)
Recovery — related party	—	5	12
Interest income	476	3,076	7,460
Interest expense	(2,889)	(3,852)	(4,220)
Equity loss	(22,435)	(33,896)	(22,571)

Net income (loss) from continuing operations before income taxes	66,226	(42,807)	(47,191)
Income tax benefit	14	30	710
Equity income (loss) attributable to discontinued operations	1,370	(9,236)	(19,387)

Net income (loss)	$67,610	$(52,013)	$(65,868)

Parent Company Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash Flows from Operating Activities:
Net income (loss)	$67,610	$(52,013)	$(65,868)
Adjustments to reconcile to net cash used in operating activities:
Equity (income) loss from discontinued operations	(1,370)	9,236	19,387
Depreciation	130	166	195
Equity loss	22,435	33,896	22,571
Non-cash compensation charges	2,982	1,738	3,530
Other income (loss), net	(108,881)	(10,275)	5,089
Changes in assets and liabilities, net of effect of acquisitions and dispositions	2,412	3,128	(1,681)

Net cash used in operating activities	(14,682)	(14,124)	(16,777)

Cash Flows from Investing Activities
Proceeds from sales of and distributions from companies and funds	61,302	4,263	2,783
Advances to partner companies	(7,150)	(23,731)	(4,182)
Repayment of advances to companies and funds	21,179	6,913	—
Acquisitions of ownership interests in partner companies and funds, net of cash acquired	(35,939)	(30,496)	(61,025)
Increase in marketable securities	(73,187)	(75,809)	(111,858)
Decrease in marketable securities	48,822	61,698	205,422
Decrease in restricted cash	861	—	—
Capital expenditures	(27)	(28)	(7)
Proceeds from sale of discontinued operations	—	84,517	19,655

Net cash provided by investing activities	15,861	27,327	50,788

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	(7,271)	(33,494)	—
Issuance of Company common stock, net	270	115	741
Repurchase of Company common stock	(44)	(1,296)	—

Net cash provided by (used in) financing activities	(7,045)	(34,675)	741

Net Increase (Decrease) in Cash and Cash Equivalents	(5,866)	(21,472)	34,752
Cash and Cash Equivalents at beginning of period	73,213	94,685	59,933

Cash and Cash Equivalents at end of period	$67,347	$73,213	$94,685

17.	Supplemental Cash Flow Information

During the years ended December 31, 2009, 2008 and 2007, the Company converted $0.4 million, $2.1 million and $0.0 million, respectively, of advances to partner companies into ownership interests in partner companies.

Interest paid in 2009, 2008 and 2007 was $3.2 million, $5.0 million and $5.3 million, respectively, of which $2.3 million in 2009, $3.4 million in 2008 and $3.4 million in 2007 was related to the Company’s 2024 Debentures. Except for $1.2 million paid in 2009, interest payments on the 2024 Debentures for each year were made using restricted marketable securities held in escrow.

Cash paid for taxes in the years ended December 31, 2009, 2008 and 2007 was $0.0 million in each year.

18.	Operating Segments

As discussed in Note 1, for the period from January 1, 2009 through May 14, 2009, the Company held an interest in one consolidated partner company, Clarient. As of May 14, 2009, the Company deconsolidated Clarient and accounts for its retained interest in Clarient at fair value with the unrealized gains and losses on the mark-to-market of its holdings included in Other income (loss), net in the Consolidated Statements of Operations. During the second quarter of 2009, the Company re-evaluated its reportable operating segments and made the determination that Clarient would no longer be reported as a separate segment since the Company does not separately evaluate Clarient’s performance based upon Clarient’s operating results. Clarient is now included in the Life Sciences segment. The Company has restated the segment information for all of the periods presented to report Clarient as part of the Life Sciences segment.

As of December 31, 2009, the Company held an interest in 17 non-consolidated partner companies. The Company’s reportable operating segments are Life Sciences and Technology.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s partner companies by segment were as follows for the years ended December 31, 2009, 2008 and 2007:

Life Sciences

	Safeguard Primary Ownership as of December 31			Accounting
Partner Company	2009	2008	2007	Method

Advanced BioHealing	28.3%	28.3%	28.3%	Equity
Alverix	49.6%	50.0%	50.0%	Equity
Avid	13.5%	13.5%	13.8%	Cost
Cellumen	58.7%	40.6%	40.3%	Equity(1)
Clarient	28.0%	60.4%	58.7%	Fair Value(2)
Garnet	31.1%	31.2%	NA	Equity
Molecular Biometrics	35.4%	37.8%	NA	Equity
NuPathe	22.9%	23.5%	26.2%	Equity
Quinnova	25.7%	NA	NA	Equity
Tengion	4.5%	4.5%	NA	Cost

Technology

	Safeguard Primary Ownership as of			Accounting
Partner Company	2009	2008	2007	Method

AHS	39.7%	37.7%	35.2%	Equity
Authentium	20.0%	20.0%	19.9%	Equity(3)
Beyond.com	38.3%	37.1%	37.1%	Equity
Bridgevine	23.6%	20.8%	20.9%	Equity
MediaMath	17.5%	NA	NA	Cost
Portico Systems	45.4%	46.8%	46.9%	Equity
Swaptree	29.3%	29.3%	NA	Equity

(1)	Due to the substantive participating rights of the minority shareholders in the significant operating decisions of Cellumen, the Company continues to account for its holdings in Cellumen under the equity method.

(2)	Prior to May 14, 2009 the Company accounted for Clarient under the consolidation method.

(3)	During 2008, the Company increased its ownership interest in Authentium to 20.0%, a threshold at which the Company believes it exercises significant influence. Accordingly, the Company adopted the equity method of accounting for its holdings in Authentium. The Company has adjusted the financial statements for all prior periods presented to retrospectively apply the equity method of accounting for its holdings in Authentium since the initial date of acquisition in April 2006.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2009 and 2008, the Company’s assets were primarily located in the United States.

Segment assets in Other items included primarily cash, cash equivalents, cash held in escrow and marketable securities of $113.3 million and $94.8 million at December 31, 2009 and 2008, respectively, excluding discontinued operations.

The following represents segment data from continuing operations:

	For the Year Ended December 31, 2009
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)

Revenue	$34,839	$—	$34,839	$—	$34,839
Operating income (loss)	1,621	—	1,621	(17,807)	(16,186)
Net income (loss) from continuing operations	99,289	(12,742)	86,547	(19,749)	66,798
Segment Assets:
December 31, 2009	117,529	41,876	159,405	122,694	282,099

	For the Year Ended December 31, 2008
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)

Revenue	$73,736	$—	$73,736	$—	$73,736
Operating loss	(1,600)	—	(1,600)	(18,415)	(20,015)
Net loss from continuing operations	(26,317)	(12,947)	(39,264)	(6,779)	(46,043)
December 31, 2008	84,508	41,050	125,558	106,844	232,402

	For the Year Ended December 31, 2007
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)

Revenue	$42,995	$—	$42,995	$—	$42,995
Operating loss	(11,919)	—	(11,919)	(22,783)	(34,702)
Net loss from continuing operations	(28,357)	(5,249)	(33,606)	(18,633)	(52,239)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net loss from continuing operations from Other Items was as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Corporate operations	$(19,763)	$(6,803)	$(19,320)
Income tax benefit	14	24	687

	$(19,749)	$(6,779)	$(18,633)

19.	Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)

2009:
Revenue	$23,192	$11,647	$—	$—

Cost of sales	8,966	4,845	—	—
Selling, general and administrative	17,089	10,983	4,237	4,905

Total operating expenses	26,055	15,828	4,237	4,905

Operating loss	(2,863)	(4,181)	(4,237)	(4,905)
Other income (loss), net	(245)	158,573	(1,908)	(47,539)
Interest income	157	111	111	101
Interest expense	(926)	(817)	(728)	(693)
Equity loss	(5,513)	(7,446)	(4,827)	(5,441)

Net income (loss) from continuing operations before income taxes	(9,390)	146,240	(11,589)	(58,477)
Income tax benefit	—	14	—	—

Net income (loss) from continuing operations	(9,390)	146,254	(11,589)	(58,477)
Income from discontinued operations, net of tax	1,500	—	—	475

Net income (loss)	(7,890)	146,254	(11,589)	(58,002)
Net income attributable to noncontrolling interest	(1,139)	(24)	—	—

Net income (loss) attributable to Safeguard Scientifics, Inc.	$(9,029)	$146,230	$(11,589)	$(58,002)

Basic income (loss) per share(a)
Net income (loss) from continuing operations	$(0.49)	$7.21	$(0.57)	$(2.88)
Net income from discontinued operations	0.04	—	—	0.03

	$(0.45)	$7.21	$(0.57)	$(2.85)

Diluted income (loss) per share(a)
Net income (loss) from continuing operations	$(0.49)	$6.56	$(0.57)	$(2.88)
Net income from discontinued operations	0.04	—	—	0.03

	$(0.45)	$6.56	$(0.57)	$(2.85)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)

2008:
Revenue	$15,886	$16,916	$18,997	$21,937

Cost of sales	7,397	8,510	8,615	8,485
Selling, general and administrative	13,956	14,266	14,435	18,087

Total operating expenses	21,353	22,776	23,050	26,572

Operating loss	(5,467)	(5,860)	(4,053)	(4,635)
Other income (loss), net	361	2,266	7,685	(32)
Interest income	929	790	913	465
Interest expense	(1,374)	(1,191)	(1,202)	(965)
Equity loss	(6,614)	(5,313)	(8,363)	(14,407)

Net loss from continuing operations before income taxes	(12,165)	(9,308)	(5,020)	(19,574)
Income tax (expense) benefit	—	(6)	30	—

Net loss from continuing operations	(12,165)	(9,314)	(4,990)	(19,574)
Loss from discontinued operations, net of tax	(7,078)	(1,406)	(1,136)	—

Net loss	(19,243)	(10,720)	(6,126)	(19,574)
Net loss attributable to noncontrolling interest	389	2,153	928	180

Net loss attributable to Safeguard Scientifics, Inc.	$(18,854)	$(8,567)	$(5,198)	$(19,394)

Basic and diluted income (loss) per share(a)
Net loss from continuing operations	$(0.58)	$(0.37)	$(0.20)	$(0.96)
Net loss from discontinued operations	(0.35)	(0.05)	(0.06)	—

	$(0.93)	$(0.42)	$(0.26)	$(0.96)

(a)	Per share amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period. Additionally, in regard to diluted per share amounts only, quarterly amounts may not add to the annual amounts because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive, and because of the adjustments to net income (loss) for the dilutive effect of partner company common stock equivalents and convertible securities.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Trade Accounts Receivable

The following table summarizes the activity in the allowance for doubtful accounts:

(In thousands)

Balance, December 31, 2006	1,040
Charged to costs and expenses	3,558
Charge-offs	(1,228)

Balance, December 31, 2007	3,370
Charged to costs and expenses	12,199
Charge-offs	(7,524)

Balance, December 31, 2008	$8,045

Charged to costs and expenses	3,856
Charge-offs	(3,684)
Deconsolidation of Clarient	(8,217)

Balance, December 31, 2009	$—

21.	Subsequent Events

On March 10, 2010, the Company entered into agreements with institutional holders of an aggregate of $46.9 million in face value of its 2024 Debentures to exchange the debentures held by such holders for $46.9 million in face amount of newly issued 10.125% senior convertible debentures, due 2014. The remaining $31.3 million outstanding face amount of the 2024 Debentures will remain outstanding under the original terms. The new debentures will mature in March 2014, bear interest at an annual rate of 10.125% and are convertible, subject to certain restrictions, into shares of Safeguard common stock. The effective conversion price per share is $16.50. Upon a conversion of these debentures, the Company has the right to settle the conversion in stock, cash or a combination thereof.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009. Their opinion on the effectiveness of our internal control over financial reporting and their opinion on our Consolidated Financial Statements are included in Item 8 in this Form 10-K.

(c)	Change in Internal Control over Financial Reporting

As of December 31, 2008 and through the first three quarters of 2009, we reported that we had material weaknesses related to Clarient, our previously consolidated subsidiary. On May 14, 2009, the Company deconsolidated its holdings in Clarient. The Company has since completed an assessment of its internal control over financial reporting, of which Clarient is no longer a part.

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

The 2001 Plan provides for the grant of nonqualified stock options, stock appreciation rights, restricted stock, performance units, and other stock-based awards to employees, consultants or advisors of Safeguard and its subsidiaries, provided that no grants can be made under this plan to executive officers or directors of Safeguard. Under the NYSE rules that were in effect at the time this plan was adopted in 2001, shareholder approval of the plan was not required. This plan is administered by the Compensation Committee which, as described above, has the authority to issue equity grants under the 2001 Plan and to establish the terms and conditions of such grants. Except for the persons eligible to participate in the 2001 Plan and the inability to grant incentive stock options under the 2001 Plan, the terms of the 2001 plan are substantially the same as the other equity compensation plans approved by our shareholders (which have been described in previous filings).

A total of 900,000 shares of our common stock are authorized for issuance under the 2001 Plan. At December 31, 2009, 329,561 shares were subject to outstanding options, 223,930 shares were available for future issuance, and 320,950 shares had been issued under the 2001 Plan. If any option granted under the 2001 Plan expires or is terminated, surrendered, canceled or forfeited, or if any shares of restricted stock, performance units or other stock-based grants are forfeited, the unused shares of common stock covered by such grants will again be available for grant under the 2001 Plan.

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

During 2005, 2007 and 2008 the Compensation Committee granted “employee inducement” awards to four newly hired executive officers. The awards were granted outside of Safeguard’s existing equity compensation plans in accordance with NYSE rules and consisted of options to purchase up to an aggregate of 1,416,665 shares of Safeguard common stock. All of these “employee inducement” awards were granted with an eight-year term and a per share exercise price equal to the average of the high and low prices of Safeguard common stock on the grant date. Of the shares underlying the “employee inducement” awards that were outstanding at December 31, 2009, 354,165 shares are subject to time-based vesting, with an aggregate of 88,541 shares vesting on the first anniversary of the grant date and 265,624 shares vesting in 36 equal monthly installments thereafter. The remaining shares underlying the “employee inducement” awards that were outstanding at December 31, 2009 vest incrementally based upon the achievement of certain specified levels of increase in Safeguard’s stock price. With the exception of the market-based vesting provisions, the terms and provisions of the employee inducement awards are substantially the same as options previously awarded to other executives under Safeguard’s equity compensation plans.

The following table provides information as of December 31, 2009 about the securities authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	Be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights(1)	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(2)	1,793,114	$9.9721	995,222
Equity compensation plans not approved by security holders(3)	1,746,226	$9.1011	223,930
Total	3,539,340	$9.5066	1,219,152

(1)	The weighted average exercise price calculation excludes 271,830 shares underlying outstanding deferred stock units and performance stock units included in column (a) which are payable in stock, on a one-for-one basis.

(2)	Represents awards granted under the 1999 Equity Compensation Plan and the 2004 Equity Compensation Plan and shares available for issuance under the 2004 Equity Compensation Plan. Includes 165,124 shares underlying performance stock units and deferred stock units awarded for no consideration and 106,706 shares underlying deferred stock units awarded to directors in lieu of all or a portion of directors’ fees. Payments in respect of deferred stock units are generally distributable following termination of employment or service, death, permanent disability or retirement. The value of the deferred stock units was approximately $0.5 million based on the fair value of the stock on the various grant dates. The deferred stock units issued to directors in lieu of cash compensation are fully vested at grant; deferred stock unit awards and matching deferred stock units awarded to directors generally vest on the first anniversary of the grant date.

(3)	Includes awards granted and shares available for issuance under the 2001 Plan and 1,416,665 “employee inducement” awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Corporate Governance Principles and Board Matters — ‘Board Independence’ and “Review and Approval of Transactions with Related Persons” and “Relationships and Transactions with Management and Others.”

Item 14.	Principal Accountant Fees and Services

Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Independent
Public Accountant — Audit Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements and Schedules

Incorporated by reference to Item 8 of this Report on Form 10-K.

(b)	Exhibits

The exhibits required to be filed as part of this Report are listed in the exhibit index below.

(c)	Financial Statement Schedules

The separate consolidated financial statements of Clarient, Inc. as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009 required to be included in this report pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.1.

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

			Incorporated Filing Reference
Exhibit			Form Type & Filing	Original
Number		Description	Date	Exhibit Number

2	.1.1	Purchase Agreement, dated as of February 29, 2008, by and between Safeguard Scientifics, Inc., as Seller, and Saints Capital Dakota, L.P., as Purchaser.	Form 8-K 3/4/08	2.1
2	.1.2	First Amendment to Purchase Agreement, dated May 6, 2008, by and between Safeguard Scientifics, Inc., as Seller, and Saints Capital Dakota, L.P., as Purchaser	Form 8-K 5/7/08	2.1
3	.1.1	Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.1
3	.1.2	Amendment to Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 8/27/09	3.1
3.2		Amended and Restated By-laws of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.2
4.1		Indenture, dated as of February 18, 2004, between Safeguard Scientifics, Inc. and Wachovia Bank, National Association, as trustee, including the form of 2.625% Convertible Senior Debentures due 2024	Form 10-K 3/15/04	4.10
10	.1*	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.4
10.2		Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.5
10	.3*†	Safeguard Scientifics, Inc. 2004 Equity Compensation Plan, as amended and restated on July 13, 2009 (attached to the Company’s Definitive Proxy Statement filed on July 23, 2009)	—	—
10	.4*	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	Form 10-K 3/19/09	10.4
10	.5*	Management Incentive Plan	Form 8-K 4/25/08	10.1

			Incorporated Filing Reference
Exhibit			Form Type & Filing	Original
Number		Description	Date	Exhibit Number

10	.6*	Compensation Summary — Non-employee Directors	Form 10-K 3/19/09	10.6
10	.7.1*	Amended and Restated Agreement by and between Safeguard Scientifics, Inc. and Peter J. Boni dated December 5, 2008	Form 10-K 3/19/09	10.7
10	.7.2*†	Compensation Agreement by and between Safeguard Scientifics, Inc. and Peter J. Boni dated December 14, 2009	—	—
10	.8.1*	Amended and Restated Agreement by and between Safeguard Scientifics, Inc. and James A. Datin dated December 31, 2008	Form 10-K 3/19/09	10.8
10	.8.2*†	Compensation Agreement by and between Safeguard Scientifics, Inc. and James A. Datin dated December 14, 2009	—	—
10	.9.1*	Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 8-K 5/29/08	10.1
10	.9.2*	Letter Amendment dated December 9, 2008, to Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 10-K 3/19/09	10	.9.2
10	.10.1*	Agreement by and between Safeguard Scientifics, Inc. and Kevin L. Kemmerer dated December 29, 2008	Form 10-K 3/19/09	10.11
10	.10.2*†	Compensation Agreement by and between Safeguard Scientifics, Inc. and Kevin L. Kemmerer dated December 14, 2009	—	—
10	.11.1*	Amended and Restated Letter Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 3, 2008	Form 10-K 3/19/09	10.12
10	.11.2*†	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 14, 2009	—	—
10.12		Amended and Restated Loan and Security Agreement dated as of May 27, 2009, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 5/28/09	10.1
10.13		Securities Purchase Agreement dated November 8, 2005, by and among Clarient, Inc. and the investors named therein	(1)	99.1
10.14		Amended and Restated Registration Rights Agreement dated February 27, 2009, by and among Safeguard Delaware, Inc., Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and Clarient, Inc.	(2)	10.4
10.15		Amendment to Securities Purchase Agreement dated March 26, 2009, by and between Clarient, Inc. and Safeguard Delaware, Inc. and its affiliates	(3)	10.4
10.16		Stockholders Agreement dated March 26, 2009, by and among Safeguard Delaware, Inc, Safeguard Scientifics, Inc., Safeguard Scientifics (Delaware), Inc. and Oak Investment Partners XII, Limited Partnership	(3)	10.6
10.17		Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36
14	.1†	Code of Business Conduct and Ethics	—	—
21	.1†	List of Subsidiaries	—	—
23	.1†	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—

Incorporated Filing Reference
Exhibit			Form Type & Filing	Original
Number		Description	Date	Exhibit Number

23	.2†	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	—	—
31	.1†	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31	.2†	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32	.1†	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32	.2†	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
99	.1†	Consolidated Financial Statements of Clarient, Inc.	—	—

†	Filed herewith

*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference to the Current Report on Form 8-K filed on November 9, 2005, by Clarient, Inc. (SEC File No. 000-22677)

(2)	Incorporated by reference to the Current Report on Form 8-K filed on March 2, 2009, by Clarient, Inc. (SEC File No. 000-22677)

(3)	Incorporated by reference to the Current Report on Form 8-K filed on March 27, 2009, by Clarient, Inc. (SEC File No. 000-22677)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safeguard Scientifics, Inc.

By:	PETER J. BONI
Peter J. Boni
President and Chief Executive Officer

Dated: March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Peter J. Boni Peter J. Boni	President and Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2010

Stephen T. Zarrilli Stephen T. Zarrilli	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2010

Michael J. Cody Michael J. Cody	Director	March 16, 2010

Julie A. Dobson Julie A. Dobson	Director	March 16, 2010

Andrew E. Lietz Andrew E. Lietz	Chairman of the Board of Directors	March 16, 2010

George MacKenzie George MacKenzie	Director	March 16, 2010

George McClelland George McClelland	Director	March 16, 2010

Jack L. Messman Jack L. Messman	Director	March 16, 2010

John J. Roberts John J. Roberts	Director	March 16, 2010

Robert J. Rosenthal Robert J. Rosenthal	Director	March 16, 2010