Form 10-Q
period 2010-03-31
SAFEGUARD SCIENTIFICS INC
filed 2010-05-10
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2010
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
Yes ☐ No ☑
Number of shares outstanding as of May 5, 2010
Common Stock 20,493,544

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(In thousands except
	per share data)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$38,177	$67,347
Cash held in escrow	6,433	6,910
Marketable securities	39,603	39,066
Restricted cash equivalents	4,752	—
Prepaid expenses and other current assets	2,141	566

Total current assets	91,106	113,889
Property and equipment, net	281	310
Ownership interests in and advances to partner companies ($79,549 and $80,483 at fair value at March 31, 2010 and December 31, 2009 respectively)	162,135	167,387
Long-term restricted cash equivalents	14,257	—
Other	827	513

Total Assets	$268,606	$282,099

LIABILITIES AND EQUITY
Current Liabilities:
Convertible senior debentures — current	$31,289	$—
Accounts payable	343	156
Accrued compensation and benefits	1,595	3,425
Accrued expenses and other current liabilities	4,269	4,325

Total current liabilities	37,496	7,906
Other long-term liabilities	5,409	5,461
Convertible senior debentures — non-current	44,215	78,225

Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 20,479 and 20,420 shares issued and outstanding in 2010 and 2009, respectively	2,048	2,042
Additional paid-in capital	803,126	790,868
Accumulated deficit	(623,688)	(601,916)
Treasury stock, at cost	—	(487)

Total equity	181,486	190,507

Total Liabilities and Equity	$268,606	$282,099

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
	(In thousands except per share data)
	(Unaudited)
Revenue	$—	$23,192
Operating Expenses:
Cost of sales	—	8,966
Selling, general and administrative	4,833	17,089

Total operating expenses	4,833	26,055

Operating loss	(4,833)	(2,863)
Other income (loss), net	(11,297)	(245)
Interest income	97	157
Interest expense	(730)	(926)
Equity Loss	(5,009)	(5,513)

Net loss from continuing operations before income taxes	(21,772)	(9,390)
Income tax (expense) benefit	—	—

Net loss from continuing operations	(21,772)	(9,390)
Income from discontinued operations, net of tax	—	1,500

Net loss	(21,772)	(7,890)
Net (income) loss attributable to noncontrolling interest	—	(1,139)

Net loss attributable to Safeguard Scientifics, Inc.	$(21,772)	$(9,029)

Basic and Diluted Income (Loss) Per Share:
Net loss from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$(1.07)	$(0.49)
Net income (loss) from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	0.04

Net loss attributable to Safeguard Scientifics, Inc. common shareholders	$(1.07)	$(0.45)

Shares used in computing basic and diluted income (loss) per share	20,392	20,274

Amounts attributable to Safeguard Scientifics, Inc. common shareholders:
Loss from continuing operations	$(21,772)	$(9,924)
Income from discontinued operations	—	895

Net loss attributable to Safeguard Scientifics, Inc.	$(21,772)	$(9,029)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities:

Net cash used in operating activities	$(6,970)	$(6,816)

Cash Flows from Investing Activities:

Investment in restricted cash equivalents for interest on convertible senior debentures	(19,009)	—
Proceeds from sales of and distributions from companies and funds	2,755	—
Advances to partner companies	(2,025)	(250)
Acquisitions of ownership interests in partner companies and funds, net of cash acquired	(4,812)	(3,268)
Increase in marketable securities	(11,305)	(5,783)
Decrease in marketable securities	10,768	14,050
Increase in restricted cash, net	—	(1,953)
Capital expenditures	—	(1,783)
Proceeds from sale of discontinued operations, net	477	—

Net cash provided by (used in) investing activities	(23,151)	1,013

Cash Flows from Financing Activities:
Costs on exchange of convertible senior debentures	(150)	—
Borrowings on revolving credit facilities	—	15,945
Repayments on revolving credit facilities	—	(24,162)
Repayments on term debt	—	(64)
Issuance of Company common stock, net	1,101	—
Issuance of subsidiary equity, net	—	28,082

Net cash provided by financing activities	951	19,801

Net Increase (Decrease) in Cash and Cash Equivalents	(29,170)	13,998

Cash and Cash Equivalents at beginning of period	67,347	75,051

Cash and Cash Equivalents at end of period	$38,177	$89,049

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

					Additional
		Accumulated	Common Stock		Paid-In	Treasury Stock
	Total	Deficit	Shares	Amount	Capital	Shares	Amount
	(In thousands)
	(unaudited)
Balance — December 31, 2009	$190,507	$(601,916)	20,420	$2,042	$790,868	44	$(487)
Net loss	(21,772)	(21,772)
Stock options exercised, net	470		36	4	292	(16)	174
Issuance of restricted stock, net	41				41	2
Stock-based compensation expense	738				738

Equity component of convertible senior debentures issued, net of issuance costs	10,871				10,871
Stock awards	631	—	24	2	316	(30)	313

Balance — March 31, 2010	$181,486	$(623,688)	20,480	$2,048	$803,126	—	$—

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
The accompanying unaudited interim Consolidated Financial Statements of Safeguard Scientifics, Inc. (the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statements rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and included together with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2009 Annual Report on Form 10-K.
2. BASIS OF PRESENTATION
The Company’s Consolidated Financial Statements included the accounts of Clarient Inc. (“Clarient”) in continuing operations through May 14, 2009, the date of its deconsolidation. The Company has elected to apply the fair value option to account for its retained interest in Clarient. Unrealized gains and losses on the mark-to-market of its holdings in Clarient and realized gains and losses on the sale of any of its holdings in Clarient are recognized in Other income (loss), net in the Consolidated Statement of Operations for all periods subsequent to the date that Clarient was deconsolidated. The Company believes that accounting for its holdings in Clarient at fair value rather than applying the equity method of accounting provides a better measure of the value of its holdings, given the reliable evidence provided by quoted prices in an active market for Clarient’s publicly traded common stock. The Company has not elected the fair value option for its other partner company holdings, which are accounted for under the equity method or cost method, due to less readily determinable evidence of fair value for these privately held companies and due to the potential competitive disadvantage to the Company of such disclosure.
The Company’s voting interest in Cellumen, Inc. (“Cellumen”) was 58.8% as of March 31, 2010, on an as-converted basis. Due to the substantive participating rights of the minority shareholders in the significant operating decisions of Cellumen, the Company continues to account for its holdings in Cellumen under the equity method.
All share and per share amounts have been restated for the three months ended March 31, 2009 to reflect the one-for-six reverse split of the Company’s common stock, which became effective on August 27, 2009.
3. DISCONTINUED OPERATIONS
Clarient Technology Business
In March 2007, Clarient sold its technology business and related intellectual property to Carl Zeiss MicroImaging, Inc. (“Zeiss”) for an aggregate purchase price of $12.5 million. The $12.5 million consisted of $11.0 million in cash and an additional $1.5 million in contingent purchase price, subject to the satisfaction of certain post-closing conditions through March 2009. Clarient received the contingent consideration and recorded the $1.5 million in income from discontinued operations in the three months ended March 31, 2009.
Pacific Title & Art Studio
In March 2007, the Company sold Pacific Title & Art Studio for net cash proceeds of approximately $21.9 million, including $2.3 million cash deposited into escrow. In the first quarter of 2010, the Company received the final $0.5 million in cash from the escrow account. This amount was recorded as income from discontinued operations in the fourth quarter of 2009.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
4. Ownership Interests in and Advances to Partner Companies
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies and private equity funds accounted for under the fair value, equity or cost method of accounting.

	March 31, 2010	December 31, 2009
	(In thousands)
	(Unaudited)
Fair Value:	$79,549	$80,483

Equity Method:
Partner companies	54,633	54,597
Private equity funds	2,237	2,224

	56,870	56,821
Cost Method:
Partner companies	20,079	24,887
Private equity funds	3,096	3,096

	23,175	27,983

Advances to partner companies	2,541	2,100

	$162,135	$167,387

The Company recognized an impairment charge of $2.1 million related to Tengion Inc. (“Tengion”), a cost method partner company, in the three months ended March 31, 2010, which is reflected in Other income (loss), net in the Consolidated Statements of Operations. Upon Tengion’s completion of its initial public offering in April 2010, the Company compared the carrying value of its holdings to the market price for Tengion’s shares in its IPO. The Company determined that there had been an other than temporary decline in the value of its holdings in Tengion and the impairment charge was measured as the amount by which Tengion’s carrying value exceeded its estimated fair value. In conjunction with Tengion’s IPO, the Company deployed an additional $1.5 million in Tengion in April 2010.
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
On May 14, 2009, Clarient completed the second closing of the Oak private placement and issued 1.4 million preferred shares for aggregate consideration of $10.9 million. Upon completion of the second closing, Clarient repaid in full and terminated its credit facility with the Company. Upon the second closing, the Company’s ownership interest in Clarient’s issued and outstanding voting securities, on an as-converted basis, decreased from 50.2% to 47.3% and the Company deconsolidated its holdings in Clarient because it ceased to have a controlling financial interest in Clarient as of such date. The Company recognized an unrealized gain on deconsolidation of $106.0 million in Other income (loss), net in the Consolidated Statements of Operations in the three months ended June 30, 2009. The entire unrealized gain on deconsolidation related to the remeasurement to fair value of the Company’s retained interest in Clarient as of the deconsolidation date of May 14, 2009.
For the three months ended March 31, 2010 the Company recognized an unrealized loss of $0.9 million on the mark-to-market of its holdings in Clarient which is included in Other income (loss), net in the Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following unaudited summarized financial information for Clarient for the three months ended December 31, 2009 and 2008, respectively, has been compiled from the unaudited financial statements of Clarient. The results of Clarient are reported on a one quarter lag.

December 31,
2009
(In thousands)
(unaudited)
Balance Sheet:
Current assets	$35,462
Non-current assets	31,485

Total Assets	$66,947

Current liabilities	$14,175
Non-current liabilities	44,895
Shareholders’ equity	7,877

Total Liabilities and Shareholders’ Equity	$66,947

	Three Months Ended December 31,
	2009	2008
	(In thousands)
	(unaudited)
Results of Operations:
Revenue	$23,252	$21,937

Operating income (loss)	$(2,315)	$184

Net loss from continuing operations	$(2,690)	$(2,218)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
5. Acquisition of Ownership Interests in Partner Companies
In March 2010, the Company deployed an additional $4.7 million in Swaptree Inc. (“Swaptree”) in connection with a larger round of financing, resulting in an increase in the Company’s ownership interest from 29.3% to 46.6%. The Company had previously acquired an interest in Swaptree in July 2008 for $3.4 million in cash. Swaptree is an internet-based business that enables users to trade books, CDs, DVDs and video games using its proprietary trade matching software. The Company accounts for its holdings in Swaptree under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Swaptree was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheets.
In March 2010, the Company funded a $1.3 million short-term loan to Advantedge Healthcare Solutions, Inc. (“AHS”). The Company previously deployed a total of $13.5 million into AHS and maintains a 39.7% ownership interest. The Company accounts for its holdings in AHS under the equity method.
In January 2010, The Company funded a $0.6 million convertible bridge loan to Alverix, Inc. (“Alverix”). The Company previously deployed an aggregate of $4.5 million in Alverix and maintains a 50.0% ownership interest. Alverix is an optoelectronics company that produces novel, handheld readers with the accuracy and precision of laboratory instruments. The Company accounts for its holdings in Alverix under the equity method.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
6. FAIR VALUE MEASUREMENTS
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
The following table provides the assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

	Carrying	Fair Value Measurement at March 31, 2010
	Value	Level 1	Level 2	Level 3
	(in thousands)

Cash and cash equivalents	$38,117	$38,117	$—	$—
Cash held in escrow	$6,433	$6,433	$—	$—
Restricted cash equivalents	$19,009	$19,009	$—	$—

Ownership interest in Clarient	$79,549	$79,549	$—	$—

Marketable securities — held-to-maturity:
Commercial paper	$7,290	$7,290	$—	$—
U.S. Treasury Bills	7,983	7,983	—	—
Government agency bonds	9,009	9,009	—	—
Certificates of deposit	15,321	15,321	—	—

	$39,603	$39,603	$—	$—

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Carrying	Fair Value Measurement at December 31, 2009
	Value	Level 1	Level 2	Level 3
	(in thousands)

Cash and cash equivalents	$67,347	$67,347	$—	$—
Cash held in escrow	$6,910	$6,910	$—	$—

Ownership interest in Clarient	$80,483	$80,483	$—	$—

Marketable securities — held-to-maturity:
Commercial paper	$10,380	$10,380	$—	$—
U.S. Treasury Bills	4,981	4,981	—	—
Government agency bonds	8,384	8,384	—	—
Certificates of deposit	15,321	15,321	—	—

	$39,066	$39,066	$—	$—

As of March 31, 2010, the contractual maturities of the marketable securities were less than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.
The Company’s holdings in Clarient are measured at fair value using quoted prices for Clarient’s common stock as traded on the NASDAQ Capital Market which is considered a Level 1 input under the valuation hierarchy.
The Company recognized an impairment charge of $2.1 million related to Tengion, a cost method partner company, during the three months ended March 31, 2010, measured as the amount by which Tengion’s carrying value exceeded its estimated fair value. The fair value measurement of $1.4 million at March 31, 2010 was based on Level 1 inputs as defined above. The Level 1 input was derived by reference to Tengion’s stock price in its initial public offering (See Note 4). Beginning in the second quarter of 2010, the Company will account for its holdings in Tengion as available-for-sale securities.
As described in Note 8, during the three months ended March 31, 2010, the Company recognized a loss on exchange of its convertible senior debentures. The fair value of the newly issued 10.125% convertible senior debentures as a whole was determined at the exchange date based on level 3 inputs using a third party convertible bond valuation model.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
7. COMPREHENSIVE LOSS
Comprehensive loss is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s sources of comprehensive loss were from foreign currency translation adjustments associated with former consolidated partner companies.
The following summarizes the components of comprehensive loss:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
	(unaudited)
Net loss	$(21,772)	$(7,890)
Foreign currency translation adjustments	—	1

Total comprehensive loss	(21,772)	(7,889)
Comprehensive loss attributable to the noncontrolling interest	—	(1,139)

Comprehensive loss attributable to Safeguard Scientifics, Inc.	$(21,772)	$(9,028)

8. CONVERTIBLE DEBENTURES AND CREDIT ARRANGEMENTS
The carrying values of the Company’s convertible senior debentures were as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
	(Unaudited)
Convertible senior debentures due 2024	$31,289	$78,225
Convertible senior debentures due 2014	44,215	—

	75,504	78,225

Less: current portion	(31,289)	—

Convertible senior debentures — non-current	$44,215	$78,225

Convertible Senior Debentures due 2024
In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024 (the “2024 Debentures”). Interest on the 2024 Debentures is payable semi-annually on March 15 and September 15. At the debentures holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. The conversion price of the debentures is $43.3044 of principal amount per share equivalent to a conversion rate of 23.0923 shares of Company common stock per $1,000 principal amount of the 2024 Debentures. The closing price of the Company’s common stock at March 31, 2010 was $13.00. The 2024 Debentures holders have the right to require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. The 2024 Debentures holders also have the right to require repurchase of the 2024 Debentures upon a fundamental change, including sale of all or substantially all of the Company’s common stock or assets, liquidation, dissolution or change in control or the delisting of the Company’s common stock from the New York Stock Exchange if the Company were unable to obtain a listing for its common stock on another national or regional securities exchange. Subject to certain conditions, the Company may redeem all or some of the 2024 Debentures. Through March 31, 2010, the Company has repurchased a total of $71.8 million in face value of the 2024 Debentures.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
On March 10, 2010, the Company entered into agreements with institutional holders of an aggregate of $46.9 million in face value of its 2024 Debentures to exchange the debentures held by such holders for $46.9 million in face amount of newly issued 10.125% senior convertible debentures, due March 15, 2014 (the “2014 Debentures”). The exchange became effective on March 26, 2010 and represents a non-cash financing activity during the three months ended March 31, 2010. The remaining $31.3 million outstanding face amount of the 2024 Debentures remains outstanding under the original terms and has been classified as a current liability on the Consolidated Balance Sheet as of March 31, 2010 because the first required repurchase date is within one year. The Company recognized a loss on exchange of $8.5 million in the three months ended March 31, 2010 determined as the excess of the fair value of the 2014 Debentures at the exchange date over the carrying value of the exchanged 2024 Debentures. This loss is reported in Other income (loss), net in the Consolidated Statements of Operations.
At March 31, 2010, the market value of the $31.3 million outstanding 2024 Debentures was approximately $30.8 million based on quoted market prices as of such date.
Convertible Senior Debentures due 2014
Interest on the 2014 Debentures is payable semi-annually on March 15 and September 15. As required under the terms of the 2014 Debentures, the Company placed approximately $19.0 million in a restricted escrow account to make all scheduled interest payments on the 2014 Debentures through their maturity. A total of $19.0 million was included in Restricted cash equivalents on the Consolidated Balance Sheet at March 31, 2010, of which $4.8 million was classified as a current asset.
At the debentures holders’ option, the 2014 Debentures are convertible into the Company’s common stock at anytime after March 15, 2013; and prior to March 15, 2013 under any of the following conditions:
•	during any fiscal quarter commencing after June 30, 2010 if the closing sale price per share of Company common stock is greater than or equal to 120% of the conversion price for at least 20 trading days during the period of 30 trading days ending on the last day of the preceding fiscal quarter;

•	during the five day period immediately following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 2014 Debentures for each trading day of such period was less than 100% of the product of the closing sale price per share of Company common stock multiplied by the conversion rate on each such trading day;

•	If a fundamental change (as defined) occurs, including sale of all or substantially all of the Company’s common stock or assets, liquidation, dissolution or a change in control.
The conversion price is $16.50 of principal amount per share, equivalent to a conversion rate of 60.6061 shares of Company common stock per $1,000 principal amount of the 2014 Debentures. The closing price of the Company’s common stock at March 31, 2010 was $13.00. The 2014 Debentures holders have the right to require repurchase of the 2014 Debentures upon a fundamental change, including sale of all or substantially all of the Company’s common stock or assets, liquidation, dissolution or a change in control or the delisting of the Company’s common stock from the New York Stock Exchange if the Company were unable to obtain a listing for its common stock on another national or regional securities exchange.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company may mandatorily convert all or some of the 2014 Debentures at any time after March 15, 2012 if the closing sale price per share of Company common stock exceeds 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days. If the Company elects to mandatorily convert any of the 2014 Debentures, the Company will be required to pay any interest that would have accrued and become payable on the debentures through their maturity. Upon a conversion of the 2014 Debentures, the Company has the right to settle the conversion in stock, cash or a combination thereof.
Because the 2014 Debentures may be settled in cash or partially in cash upon conversion, the Company separately accounts for the liability and equity components of the 2014 Debentures. The carrying amount of the liability component was determined at the exchange date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the carrying value of the 2014 Debentures as a whole at the exchange date. The carrying value of the 2014 Debentures as a whole at the exchange date was equal to their fair value of $55.2 million determined using a third party convertible bond valuation model. At March 31, 2010, the carrying amount of the equity component was $10.9 million, the principal amount of the liability component was $46.9 million, the unamortized discount was $2.7 million and the net carrying value of the liability component was $44.2 million. The Company is amortizing the excess of the face value of the 2014 Debentures over their carrying value to interest expense over their term. The effective interest rate on the 2014 Debentures is 12.4%.
Credit Arrangements
In February 2009, the Company entered into a loan agreement which provides the Company with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility will be based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts and not less than 75% of its investment and securities accounts at the bank. The credit facility matures on December 31, 2010. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at March 31, 2010 was $43.7 million.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
9. STOCK-BASED COMPENSATION
Stock-based compensation expense from continuing operations was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
	(unaudited)
Cost of sales	$—	$33
Selling, general and administrative	738	1,132

	$738	$1,165

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company issued no stock option awards to employees during the three months ended March 31, 2010 and 2009, respectively.
At March 31, 2010, the Company had outstanding options that vest based on three different types of vesting schedules:
1) market–based;
2) performance-based; and
3) service-based.
Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if market capitalization targets are achieved earlier than estimated. During the three months ended March 31, 2010, no options vested based on achievement of market capitalization targets. The Company recorded $0.3 million and $0.2 million of compensation expense related to its market-based awards during the three months ended March 31, 2010 and 2009, respectively. Depending on the Company’s stock performance, the maximum number of unvested shares at March 31, 2010 attainable under these grants was 1.2 million shares.
Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. The Company recorded $0.1 million and $0.0 million of compensation expense related to performance-based option awards during the three months ended March 31, 2010 and 2009, respectively. The maximum number of unvested shares at March 31, 2010 attainable under these grants was 493 thousand shares.
All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. The Company recorded $0.2 million and $0.3 million of compensation expense related to these service-based awards during the three months ended March 31, 2010 and 2009, respectively.
During the three months ended March 31, 2009, the Company issued 197,000 restricted shares to employees. The restricted shares were issued in connection with the 2008 management incentive plan payment earned by certain senior employees. The restricted shares issued vest 25% on the first anniversary of grant and the remaining 75% thereafter in 24 equal monthly installments over the next two years. During the three months ended March 31, 2010, the Company issued 52,600 unrestricted shares to employees in connection with the 2009 management incentive plan payments earned by certain employees.
The Company issued 4,500 and 18,200 deferred stock units during the three months ended March 31, 2010 and 2009, respectively, to non-employee directors for fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.
Total compensation expense for deferred stock units, performance-based stock units and restricted stock was approximately $0.1 million, and $0.1 million for the three months ended March 31, 2010 and 2009, respectively.
Stock-based compensation expense for Clarient prior to its deconsolidation was included in the Company’s consolidated results of operations. During the three months ended March 31, 2009, the Company recognized stock-based compensation of $0.6 million related to Clarient.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
10. INCOME TAXES
The Company’s consolidated income tax expense (benefit) was $0.0 million for both the three months ended March 31, 2010 and 2009. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in 2010 and 2009 was offset by a valuation allowance.
During the three months ended March 31, 2010, the Company had no material changes in uncertain tax positions.
11. NET LOSS PER SHARE
The calculations of net loss per share attributable to Safeguard Scientifics, Inc. common shareholders were:

	Three Months Ended March 31,
	2010	2009
	(In thousands except per share data)
	(unaudited)
Basic and Diluted:

Loss from continuing operations	$(21,772)	$(9,924)
Income from discontinued operations	—	895

Net loss attributable to Safeguard Scientifics, Inc.	$(21,772)	$(9,029)

Average common shares outstanding	20,392	20,274

Net loss per share from continuing operations	$(1.07)	$(0.49)
Net income per share from discontinued operations	—	0.04

Net loss per share	$(1.07)	$(0.45)

Basic and diluted average common shares outstanding for purposes of computing net loss per share includes outstanding common shares and vested deferred stock units (DSUs).

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:
•	At March 31, 2010 and 2009 options to purchase 3.2 million and 3.3 million shares of common stock, respectively, at prices ranging from $3.93 to $21.36 per share, were excluded from the calculations.

•	At March 31, 2010 and 2009, unvested restricted stock units, performance stock units and DSUs convertible into 0.3 million and 0.2 million shares of stock, respectively, were excluded from the calculations.

•	At March 31, 2010 and 2009, a total of 0.7 million and 2.0 million shares related to the Company’s 2024 Debentures (see Note 8) representing the effect of assumed conversion of the 2024 Debentures were excluded from the calculations.

•	At March 31, 2010, 2.8 million shares related to the Company’s 2014 Debentures (see Note 8) representing the effect of assumed conversion of the 2014 Debentures were excluded from the calculations.
12. PARENT COMPANY FINANCIAL INFORMATION
As of March 31, 2010, the Company had no consolidated partner companies. Given that Clarient was deconsolidated on May 14, 2009 only the statement of operations and cash flows for the three months ended March 31, 2009 are presented below.
Parent Company Statements of Operations

Three Months Ended
March 31, 2009
(In thousands)
(unaudited)
Operating expenses	$(4,362)
Other income (loss), net	(245)
Interest income	156
Interest expense	(735)
Equity loss	(4,738)

Net loss from continuing operations before income taxes	(9,924)
Income tax benefit	—
Equity income (loss) attributable to discontinued operations	895

Net loss attributable to Safeguard Scientifics, Inc.	$(9,029)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Parent Company Statements of Cash Flows

Three Months Ended
March 31, 2009
(In thousands)
(unaudited)
Net cash used in operating activities	$(4,177)

Cash Flows from Investing Activities
Advances to partner companies	(6,050)
Repayment of advances to partner companies	15,500
Acquisitions of ownership interests in partner companies and funds, net of cash acquired	(3,268)
Increase in marketable securities	(5,783)
Decrease in marketable securities	14,050
Decrease in restricted cash	861

Net cash provided by (used in) investing activities	15,310

Net Increase (Decrease) in Cash and Cash Equivalents	11,133
Cash and Cash Equivalents at beginning of period	73,213

Cash and Cash Equivalents at end of period	$84,346

Parent Company cash and cash equivalents excludes marketable securities, which consist of longer-term securities.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
13. OPERATING SEGMENTS
As discussed in Note 2, for the period from January 1, 2009 through May 14, 2009, the Company held an interest in one consolidated partner company, Clarient. As of May 14, 2009, the Company deconsolidated Clarient and began accounting for its retained interest in Clarient at fair value with the unrealized gains and losses on the mark-to-market of its holdings included in Other income (loss), net in the Consolidated Statements of Operations. During the second quarter of 2009, the Company re-evaluated its reportable operating segments and made the determination that Clarient would no longer be reported as a separate segment since the Company does not separately evaluate Clarient’s performance based upon Clarient’s operating results. Clarient is now included in the Life Sciences segment. The Company has restated the segment information for March 31, 2009 to report Clarient as part of the Life Sciences segment.
As of March 31, 2010 the Company held an active interest in 17 non-consolidated partner companies. The Company’s reportable operating segments are Life Sciences and Technology.
The Company’s active partner companies by segment were as follows as of March 31, 2010:
Life Sciences

	Safeguard Primary
	Ownership as of
Partner Company	March 31, 2010	Accounting Method
Advanced BioHealing, Inc.	28.2%	Equity
Alverix, Inc.	49.6%	Equity
Avid Radiopharmaceuticals, Inc.	13.5%	Cost
Cellumen, Inc.	58.8%	Equity (1)
Clarient, Inc.	27.8%	Fair Value
Garnet BioTherapeutics, Inc.	31.1%	Equity
Molecular Biometrics, Inc.	35.1%	Equity
NuPathe, Inc.	22.9%	Equity
Quinnova Phamaceuticals, Inc.	25.7%	Equity
Tengion, Inc.	4.5%	Cost

(1)	Due to the substantive participating rights of the minority shareholders in the significant operating decisions of Cellumen, the Company continues to account for its holdings in Cellumen under the equity method.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Technology

	Safeguard Primary
	Ownership as of
Partner Company	March 31, 2010	Accounting Method
Advantedge Healthcare Solutions, Inc.	39.7%	Equity
Authentium, Inc.	20.0%	Equity
Beyond.com Inc.	38.3%	Equity
Bridgevine, Inc.	23.4%	Equity
MediaMath, Inc.	17.5%	Cost
Portico Systems, Inc.	45.4%	Equity
Swaptree, Inc.	46.6%	Equity
Results of the Life Sciences and Technology segments reflect the equity income (loss) of their respective equity method partner companies, other income (loss) associated with cost method partner companies and the gains or losses on the sale of their respective partner companies.
Management evaluates its Life Sciences and Technology segments’ performance based on net income (loss) which is based on the number of partner companies accounted for under the equity method, the Company’s voting ownership percentage in these partner companies and the net results of operations of these partner companies, any impairment charges and gains (losses) on the sale of partner companies.
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
As of March 31, 2010 and December 31, 2009 the Company’s assets were located in the United States.
Segment assets in Other Items included primarily cash, cash equivalents and marketable securities of $77.8 million and $106.4 million, restricted cash equivalents of $19.0 and $0.0 million and cash held in escrow of $6.4 and $6.9 million at March 31, 2010 and December 31, 2009, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following represents segment data from continuing operations:

	Three Months Ended March 31, 2010
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)
	(unaudited)
Revenue	$—	$—	$—	$—	$—
Operating loss	—	—	—	(4,833)	(4,833)
Net loss from continuing operations before income taxes	(6,405)	(1,682)	(8,087)	(13,685)	(21,772)
Segment Assets:
March 31, 2010	111,858	46,244	158,102	110,504	268,606
December 31, 2009	117,529	41,876	159,405	122,694	282,099

	Three Months Ended March 31, 2009
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)
	(unaudited)
Revenue	$23,192	$—	$23,192	$—	$23,192
Operating income (loss)	1,499	—	1,499	(4,362)	(2,863)
Net loss from continuing operations before income taxes	(2,115)	(2,079)	(4,194)	(5,196)	(9,390)
Other Items

	Three Months Ended March 31,
	2010	2009
	(In thousands)
	(unaudited)
Corporate operations	$(13,685)	$(5,196)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Not including the Laureate lease guaranty described below, the Company had outstanding guarantees of $3.8 million at March 31, 2010.
The Company has committed capital of approximately $1.3 million, including conditional commitments to provide non-consolidated partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $1.2 million which is expected to be funded during the next 12 months.
Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of certain private equity funds (“clawback”). The maximum clawback the Company could be required to return due to our general partner interest is approximately $3.4 million, of which $2.0 million was reflected in Accrued expenses and other current liabilities and $1.4 million was reflected in other long-term liabilities on the Consolidated Balance Sheet at March 31, 2010.
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
In connection with the Company’s May 2008 sale of its equity and debt interests in Acsis, Inc., Alliance Consulting Group Associates, Inc., Laureate Pharma, Inc., ProModel Corporation and Neuronyx, Inc. (the “Bundle Sale”), an aggregate of $6.4 million of the gross proceeds of the sale were placed in escrow pending the expiration of a predetermined notification period, subject to possible extension in the event of a claim against the escrowed amounts. On April 25, 2009, the purchaser in the Bundle Sale notified the Company of claims being asserted against the entire escrowed amounts. The Company does not believe that such claims are valid and has instituted legal action to obtain the release of such amounts from escrow. The proceeds being held in escrow will remain there until the dispute over the claims has been settled or determined pursuant to legal process.
The Company remains guarantor of Laureate Pharma’s Princeton, New Jersey facility lease. Such guarantee may extend through the lease expiration in 2016 under certain circumstances. However, the Company is entitled to indemnification in connection with the continuation of such guaranty. As of March 31, 2010, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equaled $7.5 million.
In October 2001, the Company entered into an agreement with its former Chairman and Chief Executive Officer, to provide for annual payments of $650,000 per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and the long-term portion of $3.4 million was included in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2010.
The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $8 million at March 31, 2010.

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
Principles of Accounting for Ownership Interests in Partner Companies
We account for our interests in our partner companies and private equity funds using four methods: consolidation, equity, cost and fair value. The accounting method applied is generally determined by the degree of our influence over the entity, primarily determined by our voting interest in the entity.
Consolidation Method. We account for our partner companies in which we maintain a controlling financial interest, generally those in which we directly or indirectly own more than 50% of the outstanding voting securities, using the consolidation method of accounting. Upon consolidation of our partner companies, we reflect the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company as a noncontrolling interest in the Consolidated Balance Sheet. The noncontrolling interest is presented within equity, separately from the equity of the parent company. Losses attributable to the parent company and the noncontrolling interest may exceed their interest in the subsidiary’s equity. As a result, the noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance as of each balance sheet date. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the parent company’s common shareholders and the noncontrolling interest. As of March 31, 2010, we did not hold a controlling interest in any of our partner companies.

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
Cost Method. We account for partner companies which are not consolidated or accounted for under the equity method using the cost method of accounting. Under the cost method, our share of the income or losses of such partner companies is not included in our Consolidated Statements of Operations. However, the effect of the change in market value of cost method partner company holdings classified as trading securities is reflected in Other income (loss), net in the Consolidated Statements of Operations. At March 31, 2010, we did not maintain any cost method partner company holdings classified as trading securities.
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
Critical Accounting Policies and Estimates
Accounting policies, methods and estimates are an integral part of the Consolidated Financial Statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include the following:
•	Impairment of ownership interests in and advances to partner companies;

•	Income taxes;

•	Commitments and contingencies; and

•	Stock-based compensation.
Impairment of Ownership Interests In and Advances to Partner Companies
On a periodic basis (but no less frequently than at the end of each quarter) we evaluate the carrying value of our equity and cost method partner companies for possible impairment based on achievement of business plan objectives and milestones, the financial condition and prospects of the company, market conditions, and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. We then determine whether there has been an other than temporary decline in the value of our ownership interest in the company. Impairment to be recognized is measured as the amount by which the carrying value of an asset exceeds its fair value.
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
Results of Operations
Our management evaluates the Life Sciences and Technology segments’ performance based on net income (loss) which is based on the number of partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies, any impairment charges and gains (losses) on the sale of partner companies.
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

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Life Sciences	$(6,405)	$(2,115)
Technology	(1,682)	(2,079)

Total segments	(8,087)	(4,194)

Other items:
Corporate operations	(13,685)	(5,196)
Income tax benefit	—	—

Total other items	(13,685)	(5,196)

Net loss from continuing operations	(21,772)	(9,390)
Income from discontinued operations, net of tax	—	1,500

Net loss	(21,772)	(7,890)
Net (income) attributable to noncontrolling interest	—	(1,139)

Net loss attributable to Safeguard Scientifics, Inc.	$(21,772)	$(9,029)

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
Life Sciences
The following active partner companies were included in Life Sciences during the three months ended March 31, 2010 and 2009:

	Safeguard Primary Ownership as of
	March 31,
Partner Company	2010	2009	Accounting Method
Advanced BioHealing, Inc.	28.2%	28.3%	Equity
Alverix, Inc.	49.6%	50.0%	Equity
Avid Radiopharmaceuticals, Inc.	13.5%	13.5%	Cost
Cellumen, Inc.	58.8%	51.4%	Equity (1)
Clarient, Inc.	27.8%	50.2%	Fair Value (2)
Garnet BioTherapeutics, Inc.	31.1%	31.1%	Equity
Molecular Biometrics, Inc.	35.1%	37.8%	Equity
NuPathe, Inc.	22.9%	23.5%	Equity
Quinnova Phamaceuticals, Inc.	25.7%	NA	Equity
Tengion, Inc.	4.5%	4.5%	Cost

(1)	Due to the substantive participating rights of the minority shareholders in the significant operating decisions of Cellumen, the Company continues to account for its holdings in Cellumen under the equity method.

(2)	Prior to May 14, 2009, the Company accounted for Clarient under the consolidation method.
Results for the Life Sciences segment were as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenue	$—	$23,192
Operating Expenses:
Cost of sales	—	8,966
Selling, general and administrative	—	12,727

Total operating expenses	—	21,693

Operating income	—	1,499
Other income (loss), net	(3,080)	—
Interest income	—	1
Interest expense	—	(191)
Equity loss	(3,325)	(3,424)

Net loss from continuing operations before income taxes	$(6,405)	$(2,115)

Results of operations for the three months ended March 31, 2009 include Clarient on a consolidated basis. All of our Life Sciences segment’s revenues, cost of sales, selling, general and administrative expenses, interest income and interest expense from continuing operations for the prior year period was attributable to Clarient.
Other Income (Loss), Net. Other income (loss), net for the three months ended March 31, 2010 reflects an impairment charge of $2.1 million on our holdings in Tengion and a $0.9 million unrealized loss on the mark-to-market of our holdings in Clarient.
Equity Loss. Equity loss fluctuates with the number of Life Sciences partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag basis. Equity loss for Life Sciences decreased $0.1 million in the three months ended March 31, 2010 compared to the prior year period. The decrease in equity loss was primarily due to smaller losses incurred at certain partner companies.

Technology
The following active partner companies were included in Technology during the three months ended March 31, 2010 and 2009:

	Safeguard Primary Ownership as of
	March 31,
Partner Company	2010	2009	Accounting Method
Advantedge Healthcare Solutions, Inc.	39.7%	37.6%	Equity
Authentium, Inc.	20.0%	20.0%	Equity
Beyond.com Inc.	38.3%	37.1%	Equity
Bridgevine, Inc.	23.4%	24.4%	Equity
MediaMath, Inc.	17.5%	NA	Cost
Portico Systems, Inc.	45.4%	46.0%	Equity
Swaptree, Inc.	46.6%	29.3%	Equity
Results for the Technology segment were as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Equity loss	$(1,682)	$(2,079)

Net loss from continuing operations before income taxes	$(1,682)	$(2,079)

Equity Loss. Equity loss fluctuates with the number of Technology partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag. Equity loss for Technology decreased $0.4 million in the three months ended March 31, 2010 compared to the prior year period. The decrease was due to smaller losses incurred at certain partner companies.

Corporate Operations

	Three Months Ended March 31,
	2010	2009
	(In thousands)
General and administrative	$(4,067)	$(3,730)
Stock-based compensation	(738)	(595)
Depreciation	(28)	(37)
Interest income	97	156
Interest expense	(730)	(735)
Other income (loss), net	(8,217)	(245)
Equity loss	(2)	(10)

	$(13,685)	$(5,196)

Three months ended March 31, 2010 versus the three months ended March 31, 2009
General and Administrative Costs. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and travel-related costs. General and administrative costs increased $0.3 million as compared to the prior year period. The increase is primarily attributable to a $0.2 million increase in employee costs and a $0.1 million increase in professional fees.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. The $0.1 million increase compared to the prior year period relates to recent grants of performance-based stock options and performance-based stock units. Stock-based compensation expense related to corporate operations is included in selling, general and administrative in the Consolidated Statements of Operations.
Interest Income. Interest income includes all interest earned on available cash and marketable security balances. Interest income decreased $0.1 million in the three months ended March 31, 2010 compared to the prior year period due to a decrease in interest rates and a decrease in average invested cash balances.
Interest Expense. Interest expense is primarily related to our 2.625% convertible senior debentures with a stated maturity of 2024. As discussed below under Liquidity and Capital Resources, we exchanged a portion of our convertible senior debentures effective March 26, 2010. The exchange transaction did not have a significant impact on interest expense for the three months ended March 31, 2010, but will increase interest expense in future periods due to the higher coupon rate of 10.125% payable on the newly issued convertible senior debentures.
Other income (loss), net. Other income (loss), net for the three months ended March 31, 2010 included an $8.5 million loss on exchange of $46.9 million in face value of our convertible senior debentures, partially offset by $0.3 million gains on sales of legacy assets. Other income (loss), net for the three months ended March 31, 2009 included an impairment charge related to a private equity fund of $0.3 million.
Equity loss. Equity loss for both periods presented related to our private equity holdings accounted for under the equity method.
Income Tax Expense
Income tax expense (benefit) for the three months ended March 31, 2010 and 2009 was $0 for both periods. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in each period was offset by a valuation allowance.

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
As of March 31, 2010, at the parent company level, we had $38.2 million of cash and cash equivalents and $39.6 million of marketable securities for a total of $77.8 million. In addition, we had $6.4 million of cash held in escrow, including accrued interest, related to our May 2008 sale of our equity and debt interests in Acsis, Inc., Alliance Consulting Group Associates, Inc., Laureate Pharma, Inc., ProModel Corporation and Neuronyx, Inc. (the “Bundle Sale”).
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
In February 2004, we completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024 (the “2024 Debentures”). Interest on the 2024 Debentures is payable semi-annually. At the debentures holders’ option, the 2024 Debentures are convertible into our common stock through March 14, 2024, subject to certain conditions. The conversion rate of the debentures is $43.3044 of principal amount per share. The closing price of our common stock at March 31, 2010 was $13.00. The 2024 Debentures holders have the right to require us to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. The 2024 Debentures holders also have the right to require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution, a change in control or the delisting of our common stock from the New York Stock Exchange if we were unable to obtain a listing for our common stock on another national or regional securities exchange. Subject to certain conditions, we have the right to redeem all or some of the 2024 Debentures. Through March 31, 2010, we have repurchased a total of $71.8 million in face value of the 2024 Debentures.
On March 10, 2010, we entered into agreements with institutional holders of an aggregate of $46.9 million in face value of our 2024 Debentures to exchange the debentures held by such holders for $46.9 million in face amount of newly issued 10.125% senior convertible debentures, due 2014 (the “2014 Debentures”). The exchange became effective on March 26, 2010. The remaining $31.3 million outstanding face amount of the 2024 Debentures remains outstanding under the original terms and has been classified as a current liability on the Consolidated Balance Sheet as of March 31, 2010 because the first required repurchase date is within one year. We recorded a loss on exchange of $8.5 million in the three months ended March 31, 2010 determined as the excess of the fair value of the 2014 Debentures at the exchange date over the carrying value of the exchanged 2024 Debentures. This loss is reported in Other income (loss), net in the Consolidated Statements of Operations.

At March 31, 2010, the market value of the $31.3 million outstanding 2024 Debentures was approximately $30.8 million based on quoted market prices as of such date.
As discussed above, in March 2010, we issued $46.9 million in face value of our 2014 Debentures in an exchange transaction. Interest on the 2014 Debentures is payable semi-annually. As required by the terms of the 2014 Debentures, at issuance we placed approximately $19.0 million in a restricted escrow account to service interest associated with the 2014 Debentures through their maturity. At the debentures holders’ option, the 2014 Debentures are convertible into our common stock prior to March 15, 2013 subject to certain conditions and at anytime after March 15, 2013. The conversion rate of the debentures is $16.50 of principal amount per share. The closing price of our common stock at March 31, 2010 was $13.00. The 2014 Debentures holders have the right to require repurchase of the 2014 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution, a change in control or the delisting of our common stock from the New York Stock Exchange if we were unable to obtain a listing for our common stock on another national or regional securities exchange. Subject to certain conditions, we may mandatorily convert all or some of the 2014 Debentures at any time after March 15, 2012. If we elect to mandatorily convert any of the 2014 Debentures, we will be required to pay any interest that would have accrued and become payable on the debentures through their maturity. Upon a conversion of the 2014 Debentures, we have the right to settle the conversion in stock, cash or a combination thereof.
Because the 2014 Debentures may be settled in cash or partially in cash upon conversion, we have separately accounted for the liability and equity components of the 2014 Debentures. The carrying amount of the liability component was determined at the exchange date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the carrying value of the 2014 Debentures as a whole. The carrying value of the 2014 Debentures as a whole was equal to their fair value at the exchange date. We will amortize the excess of the face value of the 2014 Debentures over their carrying value to interest expense over their term.

In February 2009, we entered into a loan agreement which provides us with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts and not less than 75% of our investment and securities accounts at the bank. The credit facility matures on December 31, 2010. Under the credit facility, we provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which has been required in connection with our sale of CompuCom Systems in 2004. Availability under our revolving credit facility at March 31, 2010 was $43.7 million.
We have committed capital of approximately $1.3 million, including conditional commitments to provide partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $1.2 million which is expected to be funded in the next 12 months.
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
In May 2001, we entered into a $26.5 million loan agreement with Warren V. Musser, our former Chairman and Chief Executive Officer. In December 2006, we restructured the obligation to reduce the amount outstanding to $14.8 million, bearing interest at a rate of 5.0% per annum. Cash payments, when received, are recognized as Recovery – related party in our Consolidated Statements of Operations. Since 2001 and through March 31, 2010, we have received a total of $16.8 million in payments on the loan. The carrying value of the loan at March 31, 2010 was zero.
We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $3.4 million, of which $2.0 million was reflected in accrued expenses and other current liabilities and $1.4 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2010.
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
For the reasons we presented above, we believe our cash and cash equivalents at March 31, 2010, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including debt repayments, commitments to our existing companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.

Analysis of Consolidated Company Cash Flows
Cash flow activity was as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net cash used in operating activities	$(6,970)	$(6,816)
Net cash provided by (used in) investing activities	(23,151)	1,013
Net cash provided by financing activities	951	19,801

	$(29,170)	$13,998

Net Cash Used In Operating Activities
Cash used in operating activities increased $0.2 million. The change was primarily related to working capital changes.
Net Cash Provided by Investing Activities
Net cash provided by investing activities decreased by $24.2 million. The decrease is primarily related to $19.0 million of cash transferred to escrow to service interest payments on the 2014 Debentures, an $8.8 million net increase cash paid to acquire marketable securities, a $1.5 million increase in cash paid to acquire ownership interests in companies and funds, a $1.8 million increase in advances to partner companies, partially offset by a $2.0 million decrease in restricted cash, a $2.8 million increase in proceeds from sales of and distributions from companies and funds, a $0.5 million increase proceeds from the sale of discontinued operations, and a $1.8 million decrease in capital expenditures.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $18.9 million. The decrease is primarily related a $28.1 million decrease in proceeds received from the issuance of subsidiary common stock, partially offset by an $8.2 million reduction in payments on revolving credit facilities and a $1.1 million increase related to the issuance of Company common stock associated with stock awards and bonuses paid in Company common stock.

Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments related to continuing operations as of March 31, 2010 by period due or expiration of the commitment.

	Payments Due by Period
			2011 and	2013 and	Due after
	Total	Remainder of 2010	2012	2014	2014
	(In millions)
Contractual Cash Obligations:
Convertible senior debentures(a)	$78.2	$—	$31.3	$46.9	$—
Operating leases	2.8	0.5	1.2	1.1	—
Funding commitments(b)	1.3	1.2	0.1	—	—
Potential clawback liabilities(c)	3.4	2.0	1.4	—	—
Other long-term obligations(d)	4.2	0.8	1.5	1.5	0.4

Total Contractual Cash Obligations	$89.9	$4.5	$35.5	$49.5	$0.4

	Amount of Commitment Expiration by Period
			2011 and	2013 and	After
	Total	Remainder of 2010	2012	2014	2014
	(In millions)
Other Commitments:
Letters of credit(e)	$6.3	$—	$—	$—	$6.3

(a)	In February 2004, we completed the issuance of $150.0 million of the 2024 Debentures with a stated maturity of March 15, 2024. Through March 31, 2010, we have repurchased $71.8 million in face value of the 2024 Debentures. The 2024 Debentures holders have the right to require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest. On March 10, 2010, we entered into agreements with institutional holders of an aggregate of $46.9 million in face value of our 2024 Debentures to exchange the debentures held by such holders for $46.9 million in face amount of our 2014 Debentures. The exchange became effective on March 26, 2010. Although contractually due in 2024, the remaining $31.3 million outstanding face amount of the 2024 Debentures has been classified as due in 2011 to reflect the first required repurchase date and conform with the presentation of the 2024 Debentures as a current liability on the Consolidated Balance Sheet at March 31, 2010.

(b)	These amounts include $0.8 million in conditional commitments to provide non-consolidated partner companies with additional funding. Also included are funding commitments to private equity funds which have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management.

(c)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return is approximately $3.4 million, of which $2.0 million was reflected in Accrued expenses and other current liabilities and $1.4 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets.

(d)	Reflects the estimated amount payable to our former Chairman and CEO under an ongoing agreement.

(e)	A $6.3 million letter of credit is provided to the landlord of CompuCom’s Dallas headquarters lease as required in connection with our sale of CompuCom in 2004.

We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $8 million at March 31, 2010.
We remain guarantor of Laureate Pharma’s Princeton, New Jersey facility lease. Such guarantee may extend through the lease expiration in 2016 under certain circumstances. However, we are entitled to indemnification in connection with the continuation of such guaranty. As of March 31, 2010, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equaled $7.5 million.
As of March 31, 2010, Safeguard had federal net operating loss carryforwards and federal capital loss carryforwards of approximately $202.7 million and $157.4 million, respectively. The net operating loss carryforwards expire in various amounts from 2010 to 2027. The capital loss carryforwards expire in various amounts from 2010 to 2012.
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
Fluctuations in the market prices of the common stock of our publicly traded holdings affect our net income (loss) and are likely to affect the price of our common stock. The market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. We have elected to apply the fair value option to account for our retained interest in Clarient following its deconsolidation on May 14, 2009. As a result, gains and losses on the mark-to-market of our holdings in Clarient are and will continue to be recognized in income (loss) from continuing operations for each accounting period for which we continue to maintain an interest in Clarient. The aggregate market value of our holdings in Clarient (Nasdaq: CLRT), our public company holding, at March 31, 2010 was approximately $79.5 million and could vary significantly from period to period. By way of example, the aggregate market value of our holdings in Clarient was $92.8 million at May 5, 2010.
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
We are exposed to equity price risks on the marketable portion of our ownership interests in our partner companies. At March 31, 2010, these interests include our equity position in Clarient, our only publicly-traded partner company, which has experienced significant volatility in its stock price. Historically, we have not attempted to reduce or eliminate our market exposure related to these interests. Based on closing market prices at March 31, 2010, the fair market value of our holdings in Clarient was approximately $79.5 million. A 20% decrease in Clarient’s stock price would result in an approximate $15.9 million decrease in the fair value of our holdings in Clarient.
In February 2004, we completed the issuance of $150.0 million of our 2024 Debentures with a stated maturity of March 15, 2024. Through March 31, 2010, we repurchased $71.8 million in face value of the 2024 Debentures. Interest payments are due in March and September of each year. The holders of these 2024 Debentures have the right to require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount plus accrued and unpaid interest. On March 10, 2010, we entered into agreements with institutional holders of an aggregate of $46.9 million in face value of our 2024 Debentures to exchange the debentures held by such holders for $46.9 million in face amount of our 2014 Debentures. The exchange became effective on March 26, 2010. Although contractually due in 2024, the remaining $31.3 million outstanding face amount of the 2024 Debentures has been classified as due in 2011 to reflect the first required repurchase date and conform with the presentation of the 2024 Debentures as a current liability on the Consolidated Balance Sheet at March 31, 2010.

					Fair
				After	Value at
Liabilities	Remainder of 2010	2011	2012	2012	March 31, 2010

2024 Debentures due by year (in millions)	$—	$31.3	$—	$—	$30.8
Fixed interest rate	2.625%	2.625%	2.625%	2.625%	N/A
Interest expense (in millions)	$0.6	$0.8	$0.8	$9.2	N/A

2014 Debentures due by year (in millions)	$—	$—	$—	$46.9	$55.2
Fixed interest rate	10.125%	10.125%	10.125%	10.125%	N/A
Interest expense (in millions)	$3.6	$4.8	$4.8	$5.9	N/A

Item 4.	Controls and Procedures
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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our business strategy involves the acquisition of new businesses on an on-going basis, most of which are young, growing companies. Typically, these companies have not historically had all of the controls and procedures they would need to comply with the requirements of the Securities Exchange Act of 1934 and the rules promulgated there under. These companies also frequently develop new products and services. Following an acquisition, or the launch of a new product or service, we work with the company’s management to implement all necessary controls and procedures.

PART II
OTHER INFORMATION

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes in our risk factors from the information set forth above under the heading “Factors That May Affect Future Results” and in our Annual Report on Form 10-K for the year ended December 31, 2009.
Fluctuations in the price of the common stock of our publicly traded holdings affect our net income (loss) and may affect the price of our common stock.
Fluctuations in the market prices of the common stock of our publicly traded holdings affect our net income (loss) and are likely to affect the price of our common stock. The market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. We have elected to apply the fair value option to account for our retained interest in Clarient following its deconsolidation on May 14, 2009. As a result, gains and losses on the mark-to-market of our holdings in Clarient are and will continue to be recognized in income (loss) from continuing operations for each accounting period for which we continue to maintain an interest in Clarient. The aggregate market value of our holdings in Clarient (Nasdaq: CLRT), our public company holding, at March 31, 2010 was approximately $79.5 million and could vary significantly from period to period. By way of example, the aggregate market value of our holdings in Clarient was $92.8 million at May 5, 2010.

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

			Incorporated Filing
			Reference
				Original
Exhibit			Form Type &	Exhibit
Number		Description	Filing Date	Number

4.1		Indenture, dated as of March 26, 2010, by and between Safeguard Scientifics, Inc. and U.S. Bank, National Association	Form 8-K 3/30/10	4.1

4.2		Global Note representing 10.125% Convertible Senior Debentures due March 15, 2014	Form 8-K 3/30/10	4.2

4.3		Escrow Agreement, dated as of March 26, 2010, by and among Safeguard Scientifics, Inc., U.S. Bank, National Association (as trustee) and U.S. Bank, National Association (in its capacity as escrow agent)	Form 8-K 3/30/10	4.3

10.1		Exchange Agreement, dated as of March 10, 2010, by and between Safeguard Scientifics, Inc. and First Manhattan Co.	Form 8-K 3/11/10	10.1

10.2		Exchange Agreement, dated as of March 10, 2010, by and between Safeguard Scientifics, Inc. and the holders of the Old Debentures set forth on the schedules thereto	Form 8-K 3/11/10	10.2

10.3		Exchange Agreement, dated as of March 10, 2010, by and between Safeguard Scientifics, Inc. and each of Prism Partners I, L.P., Prism Partners III Leverage, L.P. and Weintraub Capital Management, L.P., as attorney-in-fact for Prism Partners IV Leveraged Offshore Fund	Form 8-K 3/11/10	10.3

10.4		Exchange Agreement, dated as of March 10, 2010, by and between Safeguard Scientifics, Inc. and Zazove Associates LLC	Form 8-K 3/11/10	10.4

31.1	†	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2	†	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1	†	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2	†	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date: May 10, 2010	/s/ PETER J. BONI
Peter J. Boni President and Chief Executive Officer

Date: May 10, 2010	/s/ STEPHEN T. ZARRILLI
Stephen T. Zarrilli Senior Vice President and Chief Financial Officer