Form 10-Q
period 2010-06-30
SAFEGUARD SCIENTIFICS INC
filed 2010-07-30
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2010
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
Yes ☐ No ☑
Number of shares outstanding as of July 28, 2010
Common Stock 20,516,342

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(In thousands except
	per share data)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$28,179	$67,347
Cash held in escrow	6,433	6,910
Marketable securities	41,181	39,066
Restricted cash equivalents	4,797	—
Prepaid expenses and other current assets	794	566

Total current assets	81,384	113,889
Property and equipment, net	253	310
Ownership interests in and advances to partner companies ($93,699 and $80,483 at fair value at June 30, 2010 and December 31, 2009, respectively)	173,728	167,387
Available-for-sale securities	2,192	—
Long-term restricted cash equivalents	14,257	—
Other	761	513

Total Assets	$272,575	$282,099

LIABILITIES AND EQUITY
Current Liabilities:
Convertible senior debentures — current	$31,289	$—
Accounts payable	328	156
Accrued compensation and benefits	2,367	3,425
Accrued expenses and other current liabilities	4,032	4,325

Total current liabilities	38,016	7,906
Other long-term liabilities	5,201	5,461
Convertible senior debentures — non-current	44,347	78,225

Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 20,506 and 20,420 shares issued and outstanding in 2010 and 2009, respectively	2,051	2,042
Additional paid-in capital	804,477	790,868
Accumulated deficit	(620,763)	(601,916)
Accumulated other comprehensive loss	(754)	—
Treasury stock, at cost	—	(487)

Total equity	185,011	190,507

Total Liabilities and Equity	$272,575	$282,099

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands except per share data)
	(Unaudited)

Revenue	$—	$11,647	$—	$34,839

Operating Expenses:
Cost of sales	—	4,845	—	13,811
Selling, general and administrative	4,910	10,983	9,743	28,072

Total operating expenses	4,910	15,828	9,743	41,883

Operating loss	(4,910)	(4,181)	(9,743)	(7,044)
Other income (loss), net	14,408	158,573	3,111	158,328
Interest income	239	111	336	268
Interest expense	(1,657)	(817)	(2,387)	(1,743)
Equity loss	(5,155)	(7,446)	(10,164)	(12,959)

Net income (loss) from continuing operations before income taxes	2,925	146,240	(18,847)	136,850
Income tax benefit	—	14	—	14

Net income (loss) from continuing operations	2,925	146,254	(18,847)	136,864
Income from discontinued operations, net of tax	—	—	—	1,500

Net income (loss)	2,925	146,254	(18,847)	138,364
Net income attributable to noncontrolling interest	—	(24)	—	(1,163)

Net income (loss) attributable to Safeguard Scientifics, Inc.	$2,925	$146,230	$(18,847)	$137,201

Basic Income (Loss) Per Share:
Net income (loss) from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$0.14	$7.21	$(0.92)	$6.72
Net income from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	—	—	0.04

Net income (loss) attributable to Safeguard Scientifics, Inc. common shareholders	$0.14	$7.21	$(0.92)	$6.76

Diluted Income (Loss) Per Share:
Net income (loss) from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$0.13	$6.56	$(0.93)	$6.16
Net income from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	—	—	0.04

Net income (loss) attributable to Safeguard Scientifics, Inc. common shareholders	$0.13	$6.56	$(0.93)	$6.20

Average shares used in computing income (loss) per share:
Basic	20,529	20,295	20,461	20,284

Diluted	21,417	22,387	20,461	22,328

Amounts attributable to Safeguard Scientifics, Inc. common shareholders:
Net income (loss) from continuing operations	$2,925	$146,230	$(18,847)	$136,306
Net income from discontinued operations	—	—	—	895

Net income (loss) attributable to Safeguard Scientifics, Inc.	$2,925	$146,230	$(18,847)	$137,201

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities:

Net cash used in operating activities	$(10,714)	$(11,656)

Cash Flows from Investing Activities:

Investment in restricted cash equivalents for interest on convertible senior debentures	(19,009)	—
Proceeds from sales of and distributions from companies and funds	2,755	—
Advances to partner companies	(5,986)	(500)
Repayment of advances to partner companies	1,300	5,679
Acquisitions of ownership interests in partner companies and funds, net of cash acquired	(6,443)	(10,670)
Increase in marketable securities	(20,791)	(38,503)
Decrease in marketable securities	18,676	14,701
Increase in restricted cash, net	—	(1,956)
Capital expenditures	—	(2,138)
Deconsolidation of subsidiary cash	—	(2,667)
Proceeds from sale of discontinued operations, net	477	1,500

Net cash used in investing activities	(29,021)	(34,554)

Cash Flows from Financing Activities:
Costs on exchange of convertible senior debentures	(150)	—
Borrowings on revolving credit facilities	—	23,726
Repayments on revolving credit facilities	—	(33,237)
Repayments on term debt	—	(107)
Issuance of Company common stock, net	717	—
Issuance of subsidiary equity, net	—	28,082

Net cash provided by financing activities	567	18,464

Net Decrease in Cash and Cash Equivalents	(39,168)	(27,746)

Cash and Cash Equivalents at beginning of period	67,347	75,051

Cash and Cash Equivalents at end of period	$28,179	$47,305

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

			Accumulated
			Other
			Comprehensive			Additional
		Accumulated	Income	Common Stock		Paid-In	Treasury Stock
	Total	Deficit	(Loss)	Shares	Amount	Capital	Shares	Amount
	(In thousands)
	(unaudited)

Balance — December 31, 2009	$190,507	$(601,916)	$—	20,420	$2,042	$790,868	44	$(487)

Net loss	(18,847)	(18,847)

Stock options exercised, net	717			59	6	537	(18)	174

Issuance of restricted stock, net	69			3	1	68	3

Stock-based compensation expense	1,817					1,817

Equity component of convertible senior debentures issued, net of issuance costs	10,871					10,871

Stock awards	631	—		24	2	316	(29)	313

Other comprehensive loss	(754)	—	(754)	—	—	—	—	—

Balance — June 30, 2010	$185,011	$(620,763)	$(754)	20,506	$2,051	$804,477	—	$—

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
The accompanying unaudited interim Consolidated Financial Statements of Safeguard Scientifics, Inc. (the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and included together with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2009 Annual Report on Form 10-K.
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
The Company’s voting interest in Cellumen, Inc. (“Cellumen”) was 58.9% as of June 30, 2010, on an as-converted basis. Due to the substantive participating rights of the minority shareholders in the significant operating decisions of Cellumen, the Company continues to account for its holdings in Cellumen under the equity method.
All share and per share amounts have been restated for the three and six month periods ended June 30, 2009 to reflect the one-for-six reverse split of the Company’s common stock, which became effective on August 27, 2009.
The Company’s ownership interest in Tengion Inc. (“Tengion”), is accounted for as available-for-sale securities following Tengion’s completion of an initial public offering in April 2010. Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of equity. Unrealized losses are charged against net income (loss) when a decline in the fair value is determined to be other than temporary.
3. DISCONTINUED OPERATIONS
Clarient Technology Business
In March 2007, Clarient sold its technology business and related intellectual property to Carl Zeiss MicroImaging, Inc. (“Zeiss”) for an aggregate purchase price of $12.5 million. The $12.5 million consisted of $11.0 million in cash and an additional $1.5 million in contingent purchase price, subject to the satisfaction of certain post-closing conditions through March 2009. Clarient received the contingent consideration and recorded the $1.5 million in income from discontinued operations in the first quarter of 2009.
Pacific Title & Art Studio
In March 2007, the Company sold Pacific Title & Art Studio for net cash proceeds of approximately $21.9 million, including $2.3 million cash deposited into escrow. In the first quarter of 2010, the Company received the final $0.5 million in cash from the escrow account. This amount was recorded as income from discontinued operations in the fourth quarter of 2009.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. OWNERSHIP INTERESTS IN AND ADVANCES TO PARTNER COMPANIES
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies and private equity funds.

	June 30, 2010	December 31, 2009
	(In thousands)
	(Unaudited)
Fair Value:	$93,699	$80,483

Equity Method:
Partner companies	50,561	54,597
Private equity funds	2,236	2,224

	52,797	56,821
Cost Method:
Partner companies	18,658	24,887
Private equity funds	3,096	3,096

	21,754	27,983

Advances to partner companies	5,478	2,100

	$173,728	$167,387

Available-for-sale securities	$2,192	$—

The Company recognized an impairment charge of $2.1 million related to Tengion in the first quarter of 2010, which is reflected in Other income (loss), net in the Consolidated Statements of Operations in the six months ended June 30, 2010. Upon Tengion’s completion of its initial public offering in April 2010, the Company compared the carrying value of its holdings to the initial public offering price for Tengion’s shares. The Company determined that there had been an other than temporary decline in the value of its public holdings in Tengion and the impairment charge was measured as the amount by which Tengion’s carrying value exceeded its estimated fair value. As discussed in Note 2, following Tengion’s initial public offering, the Company accounts for its holdings in Tengion as available-for-sale securities.
The Company recognized an impairment charge of $0.3 million related to Cellumen in the second quarter of 2010.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the three and six months ended June 30, 2010 the Company recognized an unrealized gain of $14.1 million and $13.2 million, respectively, on the mark-to-market of its holdings in Clarient which is included in Other income (loss), net in the Consolidated Statements of Operations.
The following unaudited summarized balance sheets for Clarient at March 31, 2010 and December 31, 2009 and the results of operations for the three months ended March 31, 2010 and 2009, respectively, have been compiled from the unaudited financial statements of Clarient. The results of Clarient are reported on a one quarter lag.

	March 31,	December 31,
	2010	2009
	(In thousands)
	(unaudited)
Balance Sheet:
Current assets	$38,077	$35,462
Non-current assets	30,258	31,485

Total Assets	$68,335	$66,947

Current liabilities	$15,666	$14,175
Non-current liabilities	41,942	44,895
Shareholders’ equity	10,727	7,877

Total Liabilities and Shareholders’ Equity	$68,335	$66,947

	Three Months Ended March 31,
	2010	2009
	(In thousands)
	(unaudited)
Results of Operations:
Revenue	$26,620	$23,192

Operating income (loss)	$(237)	$1,514

Net loss from continuing operations	$(370)	$(1,057)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. ACQUISITION OF INTERESTS IN PARTNER COMPANIES
In June 2010, the Company funded a $0.6 million convertible bridge loan to Quinnova Pharmaceuticals, Inc. (“Quinnova”). The Company previously deployed $5.0 million in Quinnova in October 2009 for a 25.7% ownership interest. The Company accounts for its interest in Quinnova under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Quinnova was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to companies on the Consolidated Balance Sheets.
In June 2010, the Company funded a $0.6 million convertible bridge loan to Alverix, Inc. (“Alverix”). The Company also funded a $0.6 million convertible bridge loan to Alverix in January 2010. The Company previously deployed an aggregate of $4.5 million in Alverix and currently maintains a 49.6% ownership interest. Alverix is an optoelectronics company that produces novel, handheld readers with the accuracy and precision of laboratory instruments. The Company accounts for its holdings in Alverix under the equity method.
In April 2010, the Company funded a $2.7 million convertible bridge loan to NuPathe Inc. (“NuPathe”). The Company previously deployed $12.0 million in NuPathe from August 2006 through August 2009. NuPathe specializes in the development of therapeutics for the treatment of neurological and psychiatric disorders, including migraines and Parkinson’s disease. The Company accounts for its holdings in NuPathe under the equity method.
In April 2010, in conjunction with Tengion’s initial public offering, the Company deployed an additional $1.5 million in Tengion. The Company previously deployed $7.5 million in Tengion in October 2008. Following Tengion’s initial public offering, the Company accounts for its holdings in Tengion as available-for-sale securities.
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
In March 2010, the Company funded a $1.3 million short-term loan to Advantedge Healthcare Solutions, Inc. (“AHS”) which was repaid in May 2010. The Company previously deployed a total of $13.5 million into AHS and maintains a 39.7% ownership interest. The Company accounts for its holdings in AHS under the equity method.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides the assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	Carrying	Fair Value Measurement at June 30, 2010
	Value	Level 1	Level 2	Level 3
	(in thousands) (unaudited)

Cash and cash equivalents	$28,179	$28,179	$—	$—
Cash held in escrow	$6,433	$6,433	$—	$—
Restricted cash equivalents	$19,054	$19,054	$—	$—

Ownership interest in Clarient	$93,699	$93,699	$—	$—
Available-for-sale securities	$2,192	$2,192	$—	$—

Marketable securities — held-to-maturity:
Commercial paper	$9,286	$9,286	$—	$—
U.S. Treasury Bills	7,982	7,982	—	—
Government agency bonds	14,002	14,002	—	—
Certificates of deposit	9,911	9,911	—	—

	$41,181	$41,181	$—	$—

	Carrying	Fair Value Measurement at December 31, 2009
	Value	Level 1	Level 2	Level 3
	(in thousands) (unaudited)

Cash and cash equivalents	$67,347	$67,347	$—	$—
Cash held in escrow	$6,910	$6,910	$—	$—

Ownership interest in Clarient	$80,483	$80,483	$—	$—

Marketable securities — held-to-maturity:
Commercial paper	$10,380	$10,380	$—	$—
U.S. Treasury Bills	4,981	4,981	—	—
Government agency bonds	8,384	8,384	—	—
Certificates of deposit	15,321	15,321	—	—

	$39,066	$39,066	$—	$—

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of June 30, 2010, the contractual maturities of the marketable securities were less than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.
The Company’s holdings in Clarient are measured at fair value using quoted prices for Clarient’s common stock as traded on the NASDAQ Capital Market, which is considered a Level 1 input under the valuation hierarchy.
The Company recognized an impairment charge of $0.3 million related to Cellumen, an equity method partner company, in the three months ended June 30, 2010, measured as the amount by which Cellumen’s carrying value exceeded its estimated fair value. The fair market value of Cellumen was determined to be zero at June 30, 2010 based on Level 3 inputs as defined above.
The Company recognized an impairment charge of $2.1 million related to Tengion, a cost method partner company, in the first quarter of 2010, measured as the amount by which Tengion’s carrying value exceeded its estimated fair value. The fair value measurement of $1.4 million at March 31, 2010 was based on a Level 1 input as defined above. The Level 1 input was derived by reference to Tengion’s stock price in its initial public offering (see Note 4). Beginning in the second quarter of 2010, the Company accounts for its holdings in Tengion as available-for-sale securities. Accordingly, the Company recorded an unrealized loss of $0.8 million as a separate component of equity in the three months ended June 30, 2010 measured by reference to Tengion’s stock price. Management believes the decline in fair value of Tengion is temporary in nature.
As described in Note 8, in the first quarter of 2010, the Company recognized a loss on exchange of its convertible senior debentures. The fair value of the newly issued 10.125% convertible senior debentures was determined at the exchange date based on Level 3 inputs using a convertible bond valuation model.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the Company’s sources of comprehensive income (loss) were from changes in fair value of available-for-sale securities and foreign currency translation adjustments associated with former consolidated partner companies.
The following summarizes the components of comprehensive income (loss):

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
	(In thousands)
	(unaudited)
Net income (loss)	$2,925	$146,254	$(18,847)	$138,364
Other comprehensive income (loss), before taxes:
Unrealized loss on available-for-sale securities	(754)	—	(754)	—
Foreign currency translation adjustments	—	(3)	—	(2)

Total comprehensive income (loss)	2,171	146,251	(19,601)	138,362
Comprehensive income attributable to the noncontrolling interest	—	(24)	—	(1,163)

Comprehensive income (loss) attributable to the Company	$2,171	$146,227	$(19,601)	$137,199

8. CONVERTIBLE DEBENTURES AND CREDIT ARRANGEMENTS
The carrying values of the Company’s convertible senior debentures were as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
	(Unaudited)
Convertible senior debentures due 2024	$31,289	$78,225
Convertible senior debentures due 2014	44,347	—

	75,636	78,225
Less: current portion	(31,289)	—

Convertible senior debentures — non-current	$44,347	$78,225

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Convertible Senior Debentures due 2024
In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024 (the “2024 Debentures”). Interest on the 2024 Debentures is payable semi-annually on March 15 and September 15. At the debentures holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. As adjusted, the conversion price of the debentures is $43.3044 of principal amount per share, equivalent to a conversion rate of 23.0923 shares of Company common stock per $1,000 principal amount of the 2024 Debentures. The closing price of the Company’s common stock at June 30, 2010 was $10.56. The 2024 Debentures holders have the right to require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. The 2024 Debentures holders also have the right to require repurchase of the 2024 Debentures upon a fundamental change, including sale of all or substantially all of the Company’s common stock or assets, liquidation, dissolution or change in control or the delisting of the Company’s common stock from the New York Stock Exchange if the Company were unable to obtain a listing for its common stock on another national or regional securities exchange. Subject to certain conditions, the Company may redeem all or some of the 2024 Debentures. Through June 30, 2010, the Company has repurchased a total of $71.8 million in face value of the 2024 Debentures.
At June 30, 2010, the fair value of the $31.3 million outstanding 2024 Debentures was approximately $30.8 million based on quoted market prices as of such date.
On March 10, 2010, the Company entered into agreements with institutional holders of an aggregate of $46.9 million in face value of its 2024 Debentures to exchange the debentures held by such holders for $46.9 million in face amount of newly issued 10.125% senior convertible debentures, due March 15, 2014 (the “2014 Debentures”). The exchange became effective on March 26, 2010 and represents a non-cash financing activity during the six months ended June 30, 2010. The remaining $31.3 million outstanding face amount of the 2024 Debentures remains outstanding under the original terms and has been classified as a current liability on the Consolidated Balance Sheet as of June 30, 2010 because the first required repurchase date is within one year. The Company recognized a loss on exchange of $8.5 million in the first quarter of 2010 determined as the excess of the fair value of the 2014 Debentures at the exchange date over the carrying value of the exchanged 2024 Debentures. This loss is reported in Other income (loss), net in the Consolidated Statements of Operations.
Convertible Senior Debentures due 2014
Interest on the 2014 Debentures is payable semi-annually on March 15 and September 15. As required under the terms of the 2014 Debentures, the Company placed approximately $19.0 million in a restricted escrow account to make all scheduled interest payments on the 2014 Debentures through their maturity. Including accrued interest, a total of $19.1 million was reflected in Restricted cash equivalents on the Consolidated Balance Sheet at June 30, 2010, of which $4.8 million was classified as a current asset.
At the debentures holders’ option, the 2014 Debentures are convertible into the Company’s common stock at anytime after March 15, 2013; and, prior to March 15, 2013, under any of the following conditions:
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
The conversion price is $16.50 of principal amount per share, equivalent to a conversion rate of 60.6061 shares of Company common stock per $1,000 principal amount of the 2014 Debentures. The closing price of the Company’s common stock at June 30, 2010 was $10.56. The 2014 Debentures holders have the right to require repurchase of the 2014 Debentures upon a fundamental change, including sale of all or substantially all of the Company’s common stock or assets, liquidation, dissolution or a change in control or the delisting of the Company’s common stock from the New York Stock Exchange if the Company were unable to obtain a listing for its common stock on another national or regional securities exchange.

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
Because the 2014 Debentures may be settled in cash or partially in cash upon conversion, the Company separately accounts for the liability and equity components of the 2014 Debentures. The carrying amount of the liability component was determined at the exchange date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the carrying value of the 2014 Debentures as a whole at the exchange date. The carrying value of the 2014 Debentures as a whole at the exchange date was equal to their fair value of $55.2 million determined using a convertible bond valuation model. At June 30, 2010, the fair value of the $46.9 million outstanding 2014 Debentures was approximately $50.3 million based on a convertible bond valuation model. At June 30, 2010, the carrying amount of the equity component was $10.9 million, the principal amount of the liability component was $46.9 million, the unamortized discount was $2.6 million and the net carrying value of the liability component was $44.3 million. The Company is amortizing the excess of the face value of the 2014 Debentures over their carrying value to interest expense over their term. The effective interest rate on the 2014 Debentures is 12.4%.
Credit Arrangements
In February 2009, the Company entered into a loan agreement which provides the Company with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility will be based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts and not less than 75% of its investment and securities accounts at the bank. The credit facility matures on December 31, 2010. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at June 30, 2010 was $43.7 million.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. STOCK-BASED COMPENSATION
Stock-based compensation expense from continuing operations was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
	(unaudited)
Cost of sales	$—	$16	$—	$49
Selling, general and administrative	1,079	983	1,817	2,115

	$1,079	$999	$1,817	$2,164

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At June 30, 2010, the Company had outstanding options that vest based on three different types of vesting schedules:
1)	market-based;
2)	performance-based; and
3)	service-based.
Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if market capitalization targets are achieved earlier than estimated. During the six months ended June 30, 2010 and 2009, respectively, the Company did not issue any market-based option awards to employees. During the six months ended June 30, 2010 and 2009, respectively, 11 thousand and 0 options vested based on achievement of market capitalization targets. The Company recorded compensation expense related to market-based option awards of $0.4 million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively and $0.8 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively. Depending on the Company’s stock performance, the maximum number of unvested shares at June 30, 2010 attainable under these grants was 1.2 million shares.
Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the six months ended June 30, 2010 and 2009, respectively, the Company did not issue any performance-based option awards to employees. The Company recorded compensation expense related to performance-based option awards of $0.0 million and $0.0 million for the three months ended June 30, 2010 and 2009, respectively and $0.1 million and $0.1 million for the six months ended June 30, 2010 and 2009, respectively. The maximum number of unvested shares at June 30, 2010 attainable under these grants was 493 thousand shares.
All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the six months ended June 30, 2010 and 2009, respectively, the Company issued 45 thousand and 0 service based option awards to employees. The Company recorded compensation expense related to service-based option awards of $0.4 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively and $0.6 million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively.
During the six months ended June 30, 2009, the Company issued 197,000 restricted shares to employees. The restricted shares were issued in connection with the 2008 management incentive plan payment earned by certain senior employees. The restricted shares issued vest 25% on the first anniversary of grant and the remaining 75% thereafter in 24 equal monthly installments over the next two years. During the six months ended June 30, 2010, the Company issued 52,600 unrestricted shares to employees in connection with the 2009 management incentive plan payments earned by certain employees.
The Company issued 25,800 and 39,000 deferred stock units during the six months ended June 30, 2010 and 2009, respectively, to non-employee directors for fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.
Total compensation expense for deferred stock units, performance-based stock units and restricted stock was approximately $0.2 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively and $0.3 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively.
Stock-based compensation expense for Clarient prior to its deconsolidation was included in the Company’s consolidated results of operations. During the period from April 1, 2009 through May 14, 2009 and during the period from January 1, 2009 through May 14, 2009, the Company recognized stock-based compensation of $0.3 million and $0.8 million, respectively, related to Clarient.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. INCOME TAXES
The Company’s consolidated income tax benefit (expense) was $0.0 million for both the three and six months ended June 30, 2010 and $14 thousand for both the three and six months ended June 30, 2009. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in the six months ended June 30, 2010 and the income tax expense that would have been recognized in the six months ended June 30, 2009 was offset by a valuation allowance.
During the six months ended June 30, 2010, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. NET INCOME (LOSS) PER SHARE
The calculations of net income (loss) per share attributable to the Company’s common shareholders were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands except per share data)
	(unaudited)

Basic:
Amounts attributable to Safeguard Scientifics, Inc. common shareholders:

Net income (loss) from continuing operations	$2,925	$146,230	$(18,847)	$136,306
Net income (loss) from discontinued operations	—	—	—	895

Net income (loss) attributable to Safeguard Scientifics, Inc.	$2,925	$146,230	$(18,847)	$137,201

Net income (loss) per share from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$0.14	$7.21	$(0.92)	$6.72

Net income (loss) per share from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	—	—	0.04

Net income (loss) per share attributable to Safeguard Scientifics, Inc. common shareholders	$0.14	$7.21	$(0.92)	$6.76

Average common shares outstanding	20,529	20,295	20,461	20,284

Diluted:

Amounts attributable to Safeguard Scientifics, Inc. common shareholders:
Net income (loss) from continuing operations	$2,925	$146,230	$(18,847)	$136,306
Impact of partner company dilutive securities	(189)	—	(108)	—
Interest on convertible senior debentures	—	663	—	1,326

Net income (loss) from continuing operations for diluted per share computation	2,736	146,893	(18,955)	137,632
Net income (loss) from discontinued operations	—	—	—	895

Net income (loss) for diluted per share computation	$2,736	$146,893	$(18,955)	$138,527

Net income (loss) per share from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$0.13	$6.56	$(0.93)	$6.16
Net income (loss) per share from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	—	—	0.04

Net income (loss) per share attributable to Safeguard Scientifics, Inc. common shareholders	$0.13	$6.56	$(0.93)	$6.20

Number of shares used in basic per share computation	20,529	20,295	20,461	20,284
Effect of dilutive securities:
Convertible senior debentures	—	1,986	—	1,986
Unvested restricted stock and DSUs	104	105	—	57
Employee stock options	784	1	—	1

Number of shares used in diluted per share computation	21,417	22,387	20,461	22,328

Basic and diluted average common shares outstanding for purposes of computing net income (loss) per share includes outstanding common shares and vested deferred stock units (DSUs).

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
If a consolidated or equity method partner company has dilutive stock options, unvested restricted stock, DSUs, warrants or other securities outstanding, diluted net income (loss) per share is computed by first deducting from net income (loss), the income attributable to the potential exercise of the dilutive securities of the company. This impact is shown as an adjustment to net income (loss) for purposes of calculating diluted net income (loss) per share.
The following potential shares of common stock and their effects on income were excluded from the diluted net income (loss) per share calculation for the three months ended June 30, 2010 and 2009 because their effect would be anti-dilutive:
•	At June 30, 2010 and 2009 options to purchase 0.6 million and 3.3 million shares of common stock, respectively, at prices ranging from $10.10 to $21.36 per share, were excluded from the calculations.
•	At June 30, 2010 and 2009, unvested restricted stock units, performance stock units and DSUs convertible into 0.1 million and 0.0 million shares of stock, respectively, were excluded from the calculations.
•	At June 30, 2010 and 2009, 0.7 million and 0.0 million shares related to the Company’s 2024 Debentures (see Note 8) representing the effect of assumed conversion of the 2024 Debentures were excluded from the calculations.
•	At June 30, 2010, 2.8 million shares related to the Company’s 2014 Debentures (see Note 8) representing the effect of assumed conversion of the 2014 Debentures were excluded from the calculations.
The following potential shares of common stock and their effects on income were excluded from the diluted net income (loss) per share calculation for the six months ended June 30, 2010 and 2009 because their effect would be anti-dilutive:
•	At June 30, 2010 and 2009 options to purchase 3.2 million and 3.3 million shares of common stock, respectively, at prices ranging from $10.10 to $21.36 per share, were excluded from the calculations.
•	At June 30, 2010 and 2009, unvested restricted stock units, performance stock units and DSUs convertible into 0.2 million and 0.0 million shares of stock, respectively, were excluded from the calculations.
•	At June 30, 2010 and 2009, 0.7 million and 0.0 million shares related to the Company’s 2024 Debentures (see Note 8) representing the effect of assumed conversion of the 2024 Debentures were excluded from the calculations.
•	At June 30, 2010, 2.8 million shares related to the Company’s 2014 Debentures (see Note 8) representing the effect of assumed conversion of the 2014 Debentures were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. PARENT COMPANY FINANCIAL INFORMATION
As of June 30, 2010, the Company had no consolidated partner companies. Given that Clarient was deconsolidated on May 14, 2009, only the statement of operations for the three and six months ended June 30, 2009 and cash flows for the six months ended June 30, 2009 are presented below.
Parent Company Statements of Operations

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2009	2009
	(In thousands)
	(unaudited)

Operating expenses	$(4,303)	$(8,665)
Other income (loss), net	158,573	158,328
Interest income	108	264
Interest expense	(733)	(1,468)
Equity loss	(7,429)	(12,167)

Net income from continuing operations before income taxes	146,216	136,292
Income tax benefit	14	14
Equity income attributable to discontinued operations	—	895

Net income attributable to Safeguard Scientifics, Inc.	$146,230	$137,201

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Parent Company Statements of Cash Flows

Six Months Ended
June 30, 2009
(In thousands)
(unaudited)

Net cash used in operating activities	$(7,168)

Cash Flows from Investing Activities
Advances to partner companies	(6,300)
Repayment of advances to partner companies	21,179
Acquisitions of ownership interests in partner companies and funds, net of cash acquired	(10,670)
Increase in marketable securities	(38,503)
Decrease in marketable securities	14,701
Decrease in restricted cash	861
Capital expenditures	(8)

Net cash used in investing activities	(18,740)

Net Decrease in Cash and Cash Equivalents	(25,908)
Cash and Cash Equivalents at beginning of period	73,213

Cash and Cash Equivalents at end of period	$47,305

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
As of June 30, 2010 the Company held an active interest in 17 non-consolidated partner companies. The Company’s reportable operating segments are Life Sciences and Technology.
The Company’s active partner companies by segment were as follows as of June 30, 2010:
Life Sciences

	Safeguard Primary
	Ownership as of June 30,
Partner Company	2010	Accounting Method
Advanced BioHealing, Inc.	28.2%	Equity
Alverix, Inc.	49.6%	Equity
Avid Radiopharmaceuticals, Inc.	13.5%	Cost
Cellumen, Inc.	58.9%	Equity (1)
Clarient, Inc.	27.2%	Fair Value
Garnet BioTherapeutics, Inc.	31.1%	Equity
Molecular Biometrics, Inc.	35.1%	Equity
NuPathe, Inc.	22.9%	Equity
Quinnova Phamaceuticals, Inc.	25.7%	Equity
Tengion, Inc.	4.8%	Available-for-sale (2)

(1)	Due to the substantive participating rights of the minority shareholders in the significant operating decisions of Cellumen, the Company continues to account for its holdings in Cellumen under the equity method.

(2)	The Company’s ownership interest in Tengion Inc. (“Tengion”) is accounted for as available-for-sale securities following Tengion’s completion of an initial public offering in April 2010.
Technology

	Safeguard Primary
	Ownership as of June 30,
Partner Company	2010	Accounting Method

Advantedge Healthcare Solutions, Inc.	39.7%	Equity
Authentium, Inc.	20.1%	Equity
Beyond.com Inc.	38.3%	Equity
Bridgevine, Inc.	23.4%	Equity
MediaMath, Inc.	17.3%	Cost
Portico Systems, Inc.	45.4%	Equity
Swaptree, Inc.	46.6%	Equity

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Management evaluates its Life Sciences and Technology segments’ performance based on net income (loss) which is based on the number of partner companies accounted for under the equity method, the Company’s voting ownership percentage in these partner companies and the net results of operations of these partner companies, mark-to-market gains and losses for companies accounted for under the fair value method, any impairment charges and gains (losses) on the sale of partner companies.
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
Revenue related entirely to Clarient prior to its deconsolidation and was attributed to geographic areas based on where the services were performed or the customer’s shipped-to location. A majority of the Company’s revenue was generated in the United States.
As of June 30, 2010 and December 31, 2009 the Company’s assets were located in the United States.
Segment assets in Other Items included primarily cash, cash equivalents and marketable securities of $69.4 million and $106.4 million, restricted cash equivalents of $19.1 and $0.0 million and cash held in escrow of $6.4 and $6.9 million at June 30, 2010 and December 31, 2009, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following represents segment data from continuing operations:

	Three Months Ended June 30, 2010
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)
	(unaudited)
Revenue	$—	$—	$—	$—	$—
Operating loss	—	—	—	(4,910)	(4,910)
Net income (loss) from continuing operations	11,302	(2,339)	8,963	(6,038)	2,925

Segment Assets:
June 30, 2010	128,045	42,543	170,588	101,987	272,575
December 31, 2009	117,529	41,876	159,405	122,694	282,099

	Three Months Ended June 30, 2009
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)
	(unaudited)
Revenue	$11,647	$—	$11,647	$—	$11,647
Operating income (loss)	122	—	122	(4,303)	(4,181)
Net income (loss) from continuing operations	152,492	(1,366)	151,126	(4,872)	146,254

	Six Months Ended June 30, 2010
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)
	(unaudited)
Revenue	$—	$—	$—	$—	$—
Operating loss	—	—	—	(9,743)	(9,743)
Net income (loss) from continuing operations	4,897	(4,021)	876	(19,723)	(18,847)

	Six Months Ended June 30, 2009
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)
	(unaudited)
Revenue	$34,839	$—	$34,839	$—	$34,839
Operating income (loss)	1,621	—	1,621	(8,665)	(7,044)
Net income (loss) from continuing operations	150,377	(3,445)	146,932	(10,068)	136,864

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Items

	Three Months Ended June		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
	(unaudited)
Corporate operations	$(6,038)	$(4,886)	$(19,723)	$(10,082)
Income tax benefit	—	14	—	14

	$(6,038)	$(4,872)	$(19,723)	$(10,068)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. COMMITMENTS AND CONTINGENCIES
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
Not including the Laureate lease guaranty described below, the Company had outstanding guarantees of $3.8 million at June 30, 2010.
The Company has committed capital of approximately $1.2 million, including conditional commitments to provide non-consolidated partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments are expected to be funded during the next 12 months.
Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of certain private equity funds (“clawback”). The maximum clawback the Company could be required to return due to our general partner interest is approximately $2.2 million, of which $0.9 million was reflected in Accrued expenses and other current liabilities and $1.3 million was reflected in other long-term liabilities on the Consolidated Balance Sheet at June 30, 2010. The Company paid $1.1 million of its estimated clawback liabilities in the three months ended June 30, 2010.
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
The Company remains guarantor of Laureate Pharma’s Princeton, New Jersey facility lease. Such guarantee may extend through the lease expiration in 2016 under certain circumstances. However, the Company is entitled to indemnification in connection with the continuation of such guaranty. As of June 30, 2010, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equaled $7.7 million.
In October 2001, the Company entered into an agreement with its former Chairman and Chief Executive Officer, to provide for annual payments of $650,000 per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and the long-term portion of $3.4 million was included in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2010.
The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $8 million at June 30, 2010.

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
Principles of Accounting for Ownership Interests in Partner Companies
We account for our interests in our partner companies and private equity funds using one of the following methods: consolidation, equity, cost, fair value and available-for-sale. The accounting method applied is generally determined by the degree of our influence over the entity, primarily determined by our voting interest in the entity.
Consolidation Method. We account for our partner companies in which we maintain a controlling financial interest, generally those in which we directly or indirectly own more than 50% of the outstanding voting securities, using the consolidation method of accounting. Upon consolidation of our partner companies, we reflect the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company as a noncontrolling interest in the Consolidated Balance Sheet. The noncontrolling interest is presented within equity, separately from the equity of the parent company. Losses attributable to the parent company and the noncontrolling interest may exceed their interest in the subsidiary’s equity. As a result, the noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance as of each balance sheet date. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the parent company’s common shareholders and the noncontrolling interest. As of June 30, 2010, we did not hold a controlling interest in any of our partner companies.

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
Fair Value Method. We account for our holdings in Clarient, one of our publicly traded partner companies, under the fair value option following its deconsolidation on May 14, 2009. Unrealized gains and losses on the mark-to-market of our holdings in Clarient and realized gains and losses on the sale of any of our holdings in Clarient are recognized in Income (loss) from continuing operations in the Consolidated Statements of Operations.
Available-for-Sale Securities. We account for our ownership interest in Tengion, one of our publicly traded partner companies, as available-for-sale securities. Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of equity. Unrealized losses are charged against net loss when a decline in the fair value is determined to be other than temporary.
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
Impairment of Ownership Interests In and Advances to Partner Companies
On a periodic basis (but no less frequently than at the end of each quarter) we evaluate the carrying value of our equity and cost method partner companies and available-for-sale securities for possible impairment based on achievement of business plan objectives and milestones, the financial condition and prospects of the company, market conditions, and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. We then determine whether there has been an other than temporary decline in the value of our ownership interest in the company. Impairment to be recognized is measured as the amount by which the carrying value of an asset exceeds its fair value.
The fair value of privately held partner companies is generally determined based on the value at which independent third parties have invested or have committed to invest in these companies or based on other valuation methods, including discounted cash flows, valuations of comparable public companies and valuations of acquisitions of comparable companies. The fair value of our ownership interests in private equity funds is generally determined based on our pro rata portion of the funds’ net assets.
The new carrying value of a cost or equity method partner company following an impairment is not increased if circumstances suggest the value of the partner company has subsequently recovered.

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
Commitments and Contingencies
From time to time, we are a defendant or plaintiff in various legal actions which arise in the normal course of business. Additionally, we have received distributions as both a general partner and a limited partner from certain private equity funds. In certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (the “clawback”). We are also a guarantor of various third-party obligations and commitments and are subject to the possibility of various loss contingencies arising in the ordinary course of business (see Note 14). We are required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease our earnings in the period the changes are made.

Stock-Based Compensation
We measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements.
We estimate the grant date fair value of stock options using the Black-Scholes option-pricing model which requires the input of various assumptions. These assumptions include estimating the expected term of the award and the estimated volatility of our stock price over the expected term. Changes in these assumptions and in the estimated forfeitures of stock option awards can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations. The requisite service periods for market-based stock option awards are based on our estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Changes in the derived requisite service period or achievement of market capitalization targets earlier than estimated can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations. The requisite service periods for performance-based awards are based on our best estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Changes in the requisite service period or the estimated probability of achievement of performance conditions can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations.
Results of Operations
Our management evaluates the Life Sciences and Technology segments’ performance based on net income (loss) which is based on the number of partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies, mark-to-market gains and losses for companies accounted for under the fair value method, any impairment charges and gains (losses) on the sale of partner companies.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Life Sciences	$11,302	$152,492	$4,897	$150,377
Technology	(2,339)	(1,366)	(4,021)	(3,445)

Total segments	8,963	151,126	876	146,932

Other items:
Corporate operations	(6,038)	(4,886)	(19,723)	(10,082)
Income tax benefit	—	14	—	14

Total other items	(6,038)	(4,872)	(19,723)	(10,068)

Net income (loss) from continuing operations	2,925	146,254	(18,847)	136,864
Income from discontinued operations, net of tax	—	—	—	1,500

Net income (loss)	2,925	146,254	(18,847)	138,364
Net income attributable to noncontrolling interest	—	(24)	—	(1,163)

Net income (loss) attributable to Safeguard Scientifics, Inc.	$2,925	$146,230	$(18,847)	$137,201

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
Life Sciences
The following active partner companies were included in Life Sciences during the six months ended June 30, 2010 and 2009:

	Safeguard Primary Ownership as of
	June 30,
	2010	2009	Accounting Method
Advanced BioHealing, Inc.	28.2%	28.3%	Equity
Alverix, Inc.	49.6%	50.0%	Equity
Avid Radiopharmaceuticals, Inc.	13.5%	13.6%	Cost
Cellumen, Inc.	58.9%	55.0%	Equity (1)
Clarient, Inc.	27.2%	47.1%	Fair Value
Garnet BioTherapeutics, Inc.	31.1%	31.1%	Equity
Molecular Biometrics, Inc.	35.1%	38.1%	Equity
NuPathe, Inc.	22.9%	23.5%	Equity
Quinnova Phamaceuticals, Inc.	25.7%	NA	Equity
Tengion, Inc.	4.8%	4.5%	Available-for-sale (2)

(1)	Due to the substantive participating rights of the minority shareholders in the significant operating decisions of Cellumen, we continue to account for our holdings in Cellumen under the equity method.

(2)	Our ownership interest in Tengion Inc. (“Tengion”) is accounted for as available-for-sale securities following Tengion’s completion of an initial public offering in April 2010. We previously accounted for Tengion under the cost method.

Results for the Life Sciences segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Revenue	$—	$11,647	$—	$34,839
Operating Expenses:
Cost of sales	—	4,845	—	13,811
Selling, general and administrative	—	6,680	—	19,407

Total operating expenses	—	11,525	—	33,218

Operating income	—	122	—	1,621
Other income (loss), net	14,107	158,517	11,027	158,517
Interest income	—	3	—	4
Interest expense	—	(84)	—	(275)
Equity loss	(2,805)	(6,066)	(6,130)	(9,490)

Net income from continuing operations before income taxes	$11,302	$152,492	$4,897	$150,377

Results of operations for the three and six month periods ended June 30, 2009 include Clarient on a consolidated basis through May 14, 2009. All of our Life Sciences segment’s revenues, cost of sales, selling, general and administrative expenses, interest income and interest expense from continuing operations for the prior year periods were attributable to Clarient.
Three months ended June 30, 2010 versus the three months ended June 30, 2009
Other Income (Loss), Net. Other income (loss), net for the three months ended June 30, 2010 reflects a $14.1 million unrealized gain on the mark-to-market of our holdings in Clarient. Other income (loss), net for the three months ended June 30, 2009 reflects an unrealized gain of $106.0 million on the deconsolidation of Clarient. In addition, we recognized an unrealized gain of $52.5 million on the mark-to-market of our holdings in Clarient as of June 30, 2009.
Equity Loss. Equity loss fluctuates with the number of Life Sciences partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag basis. Equity loss for Life Sciences decreased $3.3 million in the three months ended June 30, 2010 compared to the prior year period. The decrease in equity loss was primarily due to a $3.3 million impairment charge recorded related to our interest in Rubicor in the three months ended June 30, 2009 partially offset by a $0.3 million impairment charge recorded related to our interest in Cellumen in the three months ended June 30, 2010. The remaining decrease relates to smaller losses incurred at certain partner companies.
Six months ended June 30, 2010 versus the six months ended June 30, 2009
Other Income (Loss), Net. Other income (loss), net for the six months ended June 30, 2010 reflects a $13.2 million unrealized gain on the mark-to-market of our holdings in Clarient offset by an impairment charge of $2.1 million on our holdings in Tengion. Other income (loss), net for the six months ended June 30, 2009 reflects an unrealized gain of $106.0 million on the deconsolidation of Clarient. In addition, we recognized an unrealized gain of $52.5 million on the mark-to-market of our holdings in Clarient as of June 30, 2009.
Equity Loss. Equity loss for Life Sciences decreased $3.4 million in the six months ended June 30, 2010 compared to the prior year period. The decrease in equity loss was primarily due to a $3.3 million impairment charge recorded for Rubicor in the six month period ended June 30, 2009 partially offset by a $0.3 million impairment charge recorded related to our interest in Cellumen in the six month period ended June 30, 2010. The remaining decrease relates to smaller losses incurred at certain partner companies.

Technology
The following active partner companies were included in Technology during the six months ended June 30, 2010 and 2009:

	Safeguard Primary Ownership as of
	June 30,
Partner Company	2010	2009	Accounting Method
Advantedge Healthcare Solutions, Inc.	39.7%	39.0%	Equity
Authentium, Inc.	20.1%	20.0%	Equity
Beyond.com Inc.	38.3%	37.1%	Equity
Bridgevine, Inc.	23.4%	24.4%	Equity
MediaMath, Inc.	17.3%	NA	Cost
Portico Systems, Inc.	45.4%	45.6%	Equity
Swaptree, Inc.	46.6%	29.3%	Equity
Results for the Technology segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Equity loss	$(2,339)	$(1,366)	$(4,021)	$(3,445)

Net loss from continuing operations before income taxes	$(2,339)	$(1,366)	$(4,021)	$(3,445)

Three and six months ended June 30, 2010 versus the three and six months ended June 30, 2009
Equity Loss. Equity loss fluctuates with the number of Technology partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag. Equity loss for Technology increased $1.0 million and $0.6 million in the three and six months ended June 30, 2010, respectively, compared to the prior year period. The increase in both periods was due to larger losses incurred at certain partner companies.

Corporate Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
General and administrative	$(3,803)	$(3,364)	$(7,869)	$(7,094)
Stock-based compensation	(1,079)	(902)	(1,817)	(1,497)
Depreciation	(28)	(37)	(57)	(74)
Interest income	239	108	336	264
Interest expense	(1,657)	(733)	(2,387)	(1,468)
Other income (loss), net	301	56	(7,916)	(189)
Equity loss	(11)	(14)	(13)	(24)

	$(6,038)	$(4,886)	$(19,723)	$(10,082)

Three months ended June 30, 2010 versus the three months ended June 30, 2009
General and Administrative Costs. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and travel-related costs. General and administrative costs increased $0.4 million as compared to the prior year period. The increase is primarily attributable to a $0.2 million increase in employee costs, a $0.1 increase in costs related to an ongoing agreement with our former Chairman and Chief Executive Officer and a $0.1 million increase in professional fees.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. The $0.2 million increase compared to the prior year period primarily relates to recent grants of deferred stock units to directors and additional expense recognized related to the modification of a former director’s stock awards. Stock-based compensation expense related to corporate operations is included in selling, general and administrative in the Consolidated Statements of Operations.
Interest Income. Interest income includes all interest earned on available cash and marketable security balances. Interest income increased $0.1 million in the three months ended June 30, 2010 compared to the prior year period due higher average invested cash balances.
Interest Expense. Interest expense is primarily related to our 2024 and 2014 Debentures. As discussed below under Liquidity and Capital Resources, we exchanged a portion of our 2024 Debentures effective March 26, 2010. The increase in interest expense of $0.9 million compared to the prior year is related to the higher coupon rate of 10.125% payable on our 2014 Debentures as compared to a 2.625% coupon rate on the 2024 Debentures and accretion of the discount and amortization of debt issuance costs in the amount of $0.2 million associated with our 2014 Debentures.
Other income (loss), net. Other income (loss), net for the three months ended June 30, 2010 primarily related to a change in our estimated net clawback liability attributable to a private equity fund.
Equity loss. Equity loss for both periods presented related to our private equity holdings accounted for under the equity method.
Six months ended June 30, 2010 versus the six months ended June 30, 2009
General and Administrative Costs. General and administrative costs increased $0.8 million for the six month period ended June 30, 2010 compared to the prior year period. The increase is primarily attributable to a $0.5 million increase in employee costs, a $0.2 million increase in costs related to an ongoing agreement with our former Chairman and Chief Executive Officer and a $0.2 million increase in professional fees partially offset by a $0.2 million decrease in insurance costs.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. The $0.3 million increase in compensation expense for the six month period ended June 30, 2010 compared to the prior year period primarily relates to recent grants of deferred stock units to directors and additional expense recognized related to the modification of a former director’s stock awards. Stock-based compensation expense related to corporate operations is included in selling, general and administrative in the Consolidated Statements of Operations.

Interest Expense. Interest expense is primarily related to our 2024 and 2014 Debentures. As discussed below under Liquidity and Capital Resources, we exchanged a portion of our 2024 Debentures effective March 26, 2010. The increase in interest expense of $0.9 million compared to the prior year is related to the higher coupon rate of 10.125% payable on our 2014 Debentures as compared to a 2.625% coupon rate on the 2024 Debentures and accretion of the discount and amortization of debt issuance costs in the amount of $0.2 million associated with our 2014 Debentures.
Other income (loss), net. Other income (loss), net for the six months ended June 30, 2010 included an $8.5 million loss on exchange of $46.9 million in face value of our convertible senior debentures, partially offset by $0.3 million gains on sales of legacy assets. Other income (loss), net for the six months ended June 30, 2009 included an impairment charge related to a private equity fund of $0.3 million.
Equity loss. Equity loss for both periods presented related to our private equity fund holdings accounted for under the equity method.
Income Tax Benefit (Expense)
Our consolidated income tax benefit (expense) was $0.0 million for both the three and six months ended June 30, 2010 and $14 thousand for both the three and six months ended June 30, 2009. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in the six months ended June 30, 2010 and the income tax expense that would have been recognized in the six months ended June 30, 2009 was offset by a valuation allowance.

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
As of June 30, 2010, we had $28.2 million of cash and cash equivalents and $41.2 million of marketable securities for a total of $69.4 million. In addition, we had $6.4 million of cash held in escrow, including accrued interest, related to our May 2008 sale of our equity and debt interests in Acsis, Inc., Alliance Consulting Group Associates, Inc., Laureate Pharma, Inc., ProModel Corporation and Neuronyx, Inc. (the “Bundle Sale”).
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
In February 2004, we completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024 (the “2024 Debentures”). Interest on the 2024 Debentures is payable semi-annually. At the debentures holders’ option, the 2024 Debentures are convertible into our common stock through March 14, 2024, subject to certain conditions. The adjusted conversion rate of the debentures is $43.3044 of principal amount per share. The closing price of our common stock at June 30, 2010 was $10.56. The 2024 Debentures holders have the right to require us to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. The 2024 Debentures holders also have the right to require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution, a change in control or the delisting of our common stock from the New York Stock Exchange if we were unable to obtain a listing for our common stock on another national or regional securities exchange. Subject to certain conditions, we have the right to redeem all or some of the 2024 Debentures. Through June 30, 2010, we have repurchased a total of $71.8 million in face value of the 2024 Debentures.
On March 10, 2010, we entered into agreements with institutional holders of an aggregate of $46.9 million in face value of our 2024 Debentures to exchange the debentures held by such holders for $46.9 million in face amount of newly issued 10.125% senior convertible debentures, due 2014 (the “2014 Debentures”). The exchange became effective on March 26, 2010. The remaining $31.3 million outstanding face amount of the 2024 Debentures remains outstanding under the original terms and has been classified as a current liability on the Consolidated Balance Sheet as of June 30, 2010 because the first required repurchase date is within one year. We recorded a loss on exchange of $8.5 million determined as the excess of the fair value of the 2014 Debentures at the exchange date over the carrying value of the exchanged 2024 Debentures. This loss is reported in Other income (loss), net in the Consolidated Statements of Operations for the six months ended June 30, 2010.
At June 30, 2010, the fair value of the $31.3 million outstanding 2024 Debentures was approximately $30.8 million based on quoted market prices as of such date.

As discussed above, in March 2010, we issued $46.9 million in face value of our 2014 Debentures in an exchange transaction. Interest on the 2014 Debentures is payable semi-annually. As required by the terms of the 2014 Debentures, at issuance we placed approximately $19.0 million in a restricted escrow account to service interest associated with the 2014 Debentures through their maturity. At the debentures holders’ option, the 2014 Debentures are convertible into our common stock prior to March 15, 2013 subject to certain conditions, and at anytime after March 15, 2013. The conversion rate of the 2014 Debentures is $16.50 of principal amount per share. The closing price of our common stock at June 30, 2010 was $10.56. The 2014 Debentures holders have the right to require repurchase of the 2014 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution, a change in control or the delisting of our common stock from the New York Stock Exchange if we were unable to obtain a listing for our common stock on another national or regional securities exchange. Subject to certain conditions, we may mandatorily convert all or some of the 2014 Debentures at any time after March 15, 2012. If we elect to mandatorily convert any of the 2014 Debentures, we will be required to pay any interest that would have accrued and become payable on the debentures through their maturity. Upon a conversion of the 2014 Debentures, we have the right to settle the conversion in stock, cash or a combination thereof.
Because the 2014 Debentures may be settled in cash or partially in cash upon conversion, we have separately accounted for the liability and equity components of the 2014 Debentures. The carrying amount of the liability component was determined at the exchange date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the carrying value of the 2014 Debentures as a whole. The carrying value of the 2014 Debentures as a whole was equal to their fair value at the exchange date. We are amortizing the excess of the face value of the 2014 Debentures over their carrying value to interest expense over their term. At June 30, 2010, the fair value of the $46.9 million outstanding 2014 Debentures was approximately $50.3 million based on a convertible bond valuation model.

In February 2009, we entered into a loan agreement which provides us with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts and not less than 75% of our investment and securities accounts at the bank. The credit facility matures on December 31, 2010. Under the credit facility, we provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which has been required in connection with our sale of CompuCom Systems in 2004. Availability under our revolving credit facility at June 30, 2010 was $43.7 million.
We have committed capital of approximately $1.2 million, including conditional commitments to provide partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments are expected to be funded in the next 12 months.
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
In May 2001, we entered into a $26.5 million loan agreement with Warren V. Musser, our former Chairman and Chief Executive Officer. In December 2006, we restructured the obligation to reduce the amount outstanding to $14.8 million, bearing interest at a rate of 5.0% per annum. Cash payments, when received, are recognized as Recovery — related party in our Consolidated Statements of Operations. Since 2001 and through June 30, 2010, we have received a total of $16.8 million in payments on the loan. The carrying value of the loan at June 30, 2010 was zero.
We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $2.2 million, of which $0.9 million was reflected in accrued expenses and other current liabilities and $1.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2010. We paid $1.1 million of our estimated clawback liabilities in the three months ended June 30, 2010.
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
For the reasons we presented above, we believe our cash and cash equivalents at June 30, 2010, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including debt repayments, commitments to our existing companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.

Analysis of Consolidated Company Cash Flows
Cash flow activity was as follows:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Net cash used in operating activities	$(10,714)	$(11,656)
Net cash used in investing activities	(29,021)	(34,554)
Net cash provided by financing activities	567	18,464

	$(39,168)	$(27,746)

Net Cash Used In Operating Activities
Cash used in operating activities decreased by $0.9 million. The change was primarily related to working capital changes.
Net Cash Used In Investing Activities
Net cash used in investing activities decreased by $5.5 million. The decrease is primarily related to a $21.7 million net decrease in cash paid to acquire marketable securities, a $2.8 million increase in proceeds from sales of and distributions from companies and funds, a $2.0 million decrease in restricted cash, a $4.2 million decrease in cash paid to acquire ownership interests in companies and funds, a $2.1 million decrease in capital expenditures and a $2.7 million decrease related to the deconsolidation of subsidiary cash, partially offset by $19.0 million of cash transferred to escrow to service interest payments on the 2014 Debentures, a $5.4 million increase in advances to partner companies, a $4.4 million decrease in repayment of advances to partner companies and a $1.0 million decrease in proceeds from the sale of discontinued operations.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $17.9 million. The decrease is primarily related to a $28.1 million decrease in proceeds received from the issuance of subsidiary common stock, partially offset by a $9.5 million reduction in payments on revolving credit facilities and a $0.7 million increase related to the issuance of Company common stock associated with stock option exercises.

Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments related to continuing operations as of June 30, 2010 by period due or expiration of the commitment.

	Payments Due by Period
			2011 and	2013 and	Due after
	Total	Remainder of 2010	2012	2014	2014
	(In millions)

Contractual Cash Obligations:
Convertible senior debentures(a)	$78.2	$—	$31.3	$46.9	$—
Operating leases	2.7	0.3	1.2	1.2	—
Funding commitments(b)	1.2	1.2	—	—	—
Potential clawback liabilities(c)	2.2	0.9	1.3	—	—
Other long-term obligations(d)	4.2	0.8	1.6	1.5	0.3

Total Contractual Cash Obligations	$88.5	$3.2	$35.4	$49.6	$0.3

	Amount of Commitment Expiration by Period
			2011 and	2013 and	After
	Total	Remainder of 2010	2012	2014	2014
	(In millions)

Other Commitments:
Letters of credit(e)	$6.3	$—	$—	$—	$6.3

(a)	In February 2004, we completed the issuance of $150.0 million of the 2024 Debentures with a stated maturity of March 15, 2024. Through June 30, 2010, we have repurchased $71.8 million in face value of the 2024 Debentures. The 2024 Debentures holders have the right to require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest. On March 10, 2010, we entered into agreements with institutional holders of an aggregate of $46.9 million in face value of our 2024 Debentures to exchange the 2024 Debentures held by such holders for $46.9 million in face amount of our 2014 Debentures. The exchange became effective on March 26, 2010. Although contractually due in 2024, the remaining $31.3 million outstanding face amount of the 2024 Debentures has been classified as due in 2011 to reflect the first required repurchase date and conform with the presentation of the 2024 Debentures as a current liability on the Consolidated Balance Sheet at June 30, 2010.

(b)	These amounts include $0.8 million in conditional commitments to provide non-consolidated partner companies with additional funding. Also included are funding commitments to private equity funds which have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management.

(c)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return is approximately $2.2 million, of which $0.9 million was reflected in Accrued expenses and other current liabilities and $1.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets.

(d)	Reflects the estimated amount payable to our former Chairman and CEO under an ongoing agreement.

(e)	A $6.3 million letter of credit is provided to the landlord of CompuCom’s Dallas headquarters lease as required in connection with our sale of CompuCom in 2004.
We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $8 million at June 30, 2010.
We remain guarantor of Laureate Pharma’s Princeton, New Jersey facility lease. Such guarantee may extend through the lease expiration in 2016 under certain circumstances. However, we are entitled to indemnification in connection with the continuation of such guaranty. As of June 30, 2010, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equaled $7.7 million.
As of June 30, 2010, we had federal net operating loss carryforwards and federal capital loss carryforwards of approximately $202.7 million and $157.4 million, respectively. The net operating loss carryforwards expire in various amounts from 2010 to 2027. The capital loss carryforwards expire in various amounts from 2010 to 2012.
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
Our consolidated financial results also may vary significantly based upon which partner companies are included in our Consolidated Financial Statements. For example:
•	For the period from January 1, 2009 through May 14, 2009 we consolidated the results of operations of Clarient in continuing operations. On May 14, 2009, we deconsolidated Clarient and subsequently account for our holdings in Clarient under the fair value option.
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
Fluctuations in the price of the common stock of our publicly traded holdings may affect our net income (loss) and may affect the price of our common stock.
Fluctuations in the market prices of the common stock of our publicly traded holdings may affect our net income (loss) and are likely to affect the price of our common stock. The market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. We have elected to apply the fair value option to account for our retained interest in Clarient following its deconsolidation on May 14, 2009. As a result, gains and losses on the mark-to-market of our holdings in Clarient are recognized in income (loss) from continuing operations for each accounting period for which we continue to maintain an interest in Clarient. We account for our holdings in Tengion as available-for-sale securities following Tengion’s initial public offering in April 2010. As a result, gains and losses on the mark-to-market of our holdings in Tengion are recognized in equity for each accounting period for which we continue to maintain an interest in Tengion. At June 30, 2010, the market values of our holdings in Clarient (Nasdaq: CLRT) and Tengion (Nasdaq: TNGN) were approximately $93.7 million and $2.2 million, respectively, and could vary significantly from period to period. By way of example, the market values of our holdings in Clarient and Tengion were $99.5 million and $2.2 million, respectively, at July 28, 2010.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our ownership interests in our partner companies. At June 30, 2010, these interests include our equity positions in Clarient and Tengion, our publicly traded partner companies, which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure related to these interests. Based on closing market prices at June 30, 2010, the aggregate fair market value of our holdings in Clarient and Tengion were approximately $95.9 million. A 20% decrease in both Clarient’s and Tengion’s stock prices would result in an approximate $19.2 million decrease in the fair value of our public company holdings.
In February 2004, we completed the issuance of $150.0 million of our 2024 Debentures with a stated maturity of March 15, 2024. Through March 31, 2010, we repurchased $71.8 million in face value of the 2024 Debentures. Interest payments are due in March and September of each year. The holders of these 2024 Debentures have the right to require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount plus accrued and unpaid interest. On March 10, 2010, we entered into agreements with institutional holders of an aggregate of $46.9 million in face value of our 2024 Debentures to exchange the debentures held by such holders for $46.9 million in face amount of our 2014 Debentures. The exchange became effective on March 26, 2010. Although contractually due in 2024, the remaining $31.3 million outstanding face amount of the 2024 Debentures has been classified as due in 2011 to reflect the first required repurchase date and conform with the presentation of the 2024 Debentures as a current liability on the Consolidated Balance Sheet at June 30, 2010.

					Fair
				After	Value at
Liabilities	Remainder of 2010	2011	2012	2012	June 30, 2010

2024 Debentures due by year (in millions)	$—	$31.3	$—	$—	$30.8
Fixed interest rate	2.625%	2.625%	2.625%	2.625%	N/A
Interest expense (in millions)	$0.4	$0.8	$0.8	$9.2	N/A

2014 Debentures due by year (in millions)	$—	$—	$—	$46.9	$50.3
Fixed interest rate	10.125%	10.125%	10.125%	10.125%	N/A
Interest expense (in millions)	$2.4	$4.8	$4.8	$5.7	N/A

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
Fluctuations in the price of the common stock of our publicly traded holdings may affect our net income (loss) and may affect the price of our common stock.
Fluctuations in the market prices of the common stock of our publicly traded holdings may affect our net income (loss) and are likely to affect the price of our common stock. The market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. We have elected to apply the fair value option to account for our retained interest in Clarient following its deconsolidation on May 14, 2009. As a result, gains and losses on the mark-to-market of our holdings in Clarient are recognized in income (loss) from continuing operations for each accounting period for which we continue to maintain an interest in Clarient. We account for our holdings in Tengion as available-for-sale securities following Tengion’s initial public offering in April 2010. As a result, gains and losses on the mark-to-market of our holdings in Tengion are recognized in equity for each accounting period for which we continue to maintain an interest in Tengion. At June 30, 2010, the market values of our holdings in Clarient (Nasdaq: CLRT) and Tengion (Nasdaq: TNGN) were approximately $93.7 million and $2.2 million, respectively, and could vary significantly from period to period. By way of example, the market values of our holdings in Clarient and Tengion were $99.5 million and $2.2 million, respectively, at July 28, 2010.

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

Incorporated Filing
Reference
Original
Exhibit			Form Type &	Exhibit
Number		Description	Filing Date	Number

10.1	* †	Compensation Summary — Non-employee Directors	—	—
31.1	†	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2	†	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1	†	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2	†	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith

*	Exhibit relates to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.
Date: July 30, 2010	/s/ PETER J. BONI
Peter J. Boni
President and Chief Executive Officer

Date: July 30, 2010	/s/ STEPHEN T. ZARRILLI
Stephen T. Zarrilli
Senior Vice President and Chief Financial Officer