Form 10-Q
period 2010-09-30
SAFEGUARD SCIENTIFICS INC
filed 2010-11-04
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2010
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
Yes ☐ No ☑
Number of shares outstanding as of November 3, 2010
Common Stock 20,592,959

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(In thousands except
	per share data)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$28,806	$67,347
Cash held in escrow	6,434	6,910
Marketable securities	26,394	39,066
Restricted cash equivalents	4,893	—
Prepaid expenses and other current assets	667	566

Total current assets	67,194	113,889
Property and equipment, net	282	310
Ownership interests in and advances to partner companies ($103,532 and $80,483 at fair value at September 30, 2010 and December 31, 2009, respectively)	181,597	167,387
Available-for-sale securities	20,870	—
Long-term restricted cash equivalents	11,881	—
Other	777	513

Total Assets	$282,601	$282,099

LIABILITIES AND EQUITY
Current Liabilities:
Convertible senior debentures — current	$31,289	$—
Accounts payable	204	156
Accrued compensation and benefits	3,077	3,425
Accrued expenses and other current liabilities	2,684	4,325

Total current liabilities	37,254	7,906
Other long-term liabilities	5,183	5,461
Convertible senior debentures — non-current	44,486	78,225

Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 20,593 and 20,420 shares issued and outstanding in 2010 and 2009, respectively	2,059	2,042
Additional paid-in capital	805,550	790,868
Accumulated deficit	(620,170)	(601,916)
Accumulated other comprehensive income	8,239	—
Treasury stock, at cost	—	(487)

Total equity	195,678	190,507

Total Liabilities and Equity	$282,601	$282,099

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands except per share data)
	(Unaudited)
Revenue	$—	$—	$—	$34,839

Operating Expenses:
Cost of sales	—	—	—	13,811
Selling, general and administrative	4,256	4,237	13,999	32,309

Total operating expenses	4,256	4,237	13,999	46,120

Operating loss	(4,256)	(4,237)	(13,999)	(11,281)
Other income (loss), net	8,144	(1,908)	11,255	156,420
Interest income	180	111	516	379
Interest expense	(1,674)	(728)	(4,061)	(2,471)
Equity loss	(1,801)	(4,827)	(11,965)	(17,786)

Net income (loss) from continuing operations before income taxes	593	(11,589)	(18,254)	125,261
Income tax benefit	—	—	—	14

Net income (loss) from continuing operations	593	(11,589)	(18,254)	125,275
Income from discontinued operations, net of tax	—	—	—	1,500

Net income (loss)	593	(11,589)	(18,254)	126,775
Net income attributable to noncontrolling interest	—	—	—	(1,163)

Net income (loss) attributable to Safeguard Scientifics, Inc.	$593	$(11,589)	$(18,254)	$125,612

Basic Income (Loss) Per Share:
Net income (loss) from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$0.03	$(0.57)	$(0.89)	$6.14
Net income from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	—	—	0.05

Net income (loss) attributable to Safeguard Scientifics, Inc. common shareholders	$0.03	$(0.57)	$(0.89)	$6.19

Diluted Income (Loss) Per Share:
Net income (loss) from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$0.03	$(0.57)	$(0.89)	$5.66
Net income from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	—	—	0.04

Net income (loss) attributable to Safeguard Scientifics, Inc. common shareholders	$0.03	$(0.57)	$(0.89)	$5.70

Average shares used in computing income (loss) per share:
Basic	20,583	20,326	20,502	20,298

Diluted	21,403	20,326	20,502	22,380

Amounts attributable to Safeguard Scientifics, Inc. common shareholders:
Net income (loss) from continuing operations	$593	$(11,589)	$(18,254)	$124,717
Net income from discontinued operations	—	—	—	895

Net income (loss) attributable to Safeguard Scientifics, Inc.	$593	$(11,589)	$(18,254)	$125,612

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities:

Net cash used in operating activities	$(12,276)	$(15,537)

Cash Flows from Investing Activities:
Investment in restricted cash equivalents for interest on convertible senior debentures	(18,864)	—
Proceeds from sales of and distributions from companies and funds	2,760	61,272
Advances to partner companies	(6,116)	(1,100)
Repayment of advances to partner companies	1,300	5,679
Acquisitions of ownership interests in partner companies and funds	(18,584)	(21,094)
Increase in marketable securities	(33,294)	(54,382)
Decrease in marketable securities	45,966	30,212
Increase in restricted cash, net	—	(1,956)
Capital expenditures	(57)	(2,144)
Deconsolidation of subsidiary cash	—	(2,667)
Proceeds from sale of discontinued operations, net	477	1,500

Net cash provided by (used in) investing activities	(26,412)	15,320

Cash Flows from Financing Activities:
Costs on exchange of convertible senior debentures	(866)	—
Repurchase of convertible senior debentures	—	(1,194)
Borrowings on revolving credit facilities	—	23,726
Repayments on revolving credit facilities	—	(33,237)
Repayments on term debt	—	(107)
Issuance of Company common stock, net	1,013	41
Issuance of subsidiary equity, net	—	28,082
Repurchase of common stock	—	(44)

Net cash provided by financing activities	147	17,267

Net Increase (Decrease) in Cash and Cash Equivalents	(38,541)	17,050

Cash and Cash Equivalents at beginning of period	67,347	75,051

Cash and Cash Equivalents at end of period	$28,806	$92,101

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

			Accumulated
			Other
			Comprehensive			Additional
		Accumulated	Income	Common Stock		Paid-In	Treasury Stock
	Total	Deficit	(Loss)	Shares	Amount	Capital	Shares	Amount
	(In thousands)
	(unaudited)
Balance — December 31, 2009	$190,507	$(601,916)	$—	20,420	$2,042	$790,868	44	$(487)
Net loss	(18,254)	(18,254)	—	—	—	—	—	—
Stock options exercised, net	1,013	—	—	92	9	830	(18)	174
Issuance of restricted stock, net	103	—	—	57	6	97	3	—
Stock-based compensation expense	2,591	—	—	—	—	2,591	—	—

Equity component of convertible senior debentures issued, net of issuance costs	10,848	—	—	—	—	10,848	—	—
Stock awards	631	—	—	24	2	316	(29)	313
Other comprehensive income	8,239	—	8,239	—	—	—	—	—

Balance — September 30, 2010	$195,678	$(620,170)	$8,239	20,593	$2,059	$805,550	—	$—

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
The Company’s ownership interests in Tengion, Inc. (“Tengion”), and NuPathe, Inc. (“NuPathe”) are accounted for as available-for-sale securities following Tengion’s and NuPathe’s completion of initial public offerings in April 2010 and August 2010, respectively. Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of equity. Unrealized losses are charged against net income (loss) when a decline in the fair value is determined to be other than temporary.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Pacific Title & Art Studio
In March 2007, the Company sold Pacific Title & Art Studio for net cash proceeds of approximately $21.9 million, including $2.3 million in cash deposited into escrow. In the first quarter of 2010, the Company received the final $0.5 million in cash from the escrow account. This amount was recorded as income from discontinued operations in the fourth quarter of 2009.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. OWNERSHIP INTERESTS IN AND ADVANCES TO PARTNER COMPANIES
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies and private equity funds.

	September 30, 2010	December 31, 2009
	(In thousands)
	(Unaudited)
Fair Value	$103,532	$80,483

Equity Method:
Partner companies	51,624	54,597
Private equity funds	2,233	2,224

	53,857	56,821
Cost Method:
Partner companies	18,658	24,887
Private equity funds	3,182	3,096

	21,840	27,983

Advances to partner companies	2,368	2,100

	$181,597	$167,387

Available-for-sale securities	$20,870	$—

The Company recognized a $5.8 million unrealized gain in the three months ended September 30, 2010 which is reflected in Equity loss in the Consolidated Statements of Operations related to the decrease in its percentage ownership interest in NuPathe upon completion of NuPathe’s initial public offering. As discussed in Note 2, following NuPathe’s initial public offering, the Company accounts for its holdings in NuPathe as available-for-sale securities.
The Company recognized an impairment charge of $1.1 million in the three months ended September 30, 2010 which is reflected in Other income (loss), net, in the Consolidated Statements of Operations representing the unrealized loss on the mark-to-market of its ownership interest in Tengion which was previously recorded as a separate component of equity. The Company determined that the decline in the value of its public holdings in Tengion was other than temporary. The Company also recognized an impairment charge of $2.1 million related to Tengion in the first quarter of 2010, which is reflected in Other income (loss), net, in the Consolidated Statements of Operations.
The Company recognized an impairment charge of $1.1 million related to Garnet BioTherapeutics, Inc. (“Garnet”) in the three months ended September 30, 2010. The Company reduced its carrying value in Garnet to zero based on its current state of operations as well as the Company’s decision to deploy no additional capital in Garnet.
In the three months ended September 30, 2010, the assets of Acelerate, Inc. (“Acelerate”, formerly Cellumen, Inc.) were sold to a third party for cash and future consideration based on sales. The Company recognized an impairment charge of $0.3 million related to Acelerate in the second quarter of 2010, bringing its carrying value to zero.
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
On May 14, 2009, Clarient completed the second closing of the Oak private placement and issued 1.4 million preferred shares for aggregate consideration of $10.9 million. Upon completion of the second closing, Clarient repaid in full and terminated its credit facility with the Company. Upon the second closing, the Company’s ownership interest in Clarient’s issued and outstanding voting securities, on an as-converted basis, decreased from 50.2% to 47.3% and the Company deconsolidated its holdings in Clarient because it ceased to have a controlling financial interest in Clarient as of such date. The Company recognized an unrealized gain on deconsolidation of $106.0 million in Other income (loss), net in the Consolidated Statements of Operations in the nine months ended September 30, 2009. The entire unrealized gain on deconsolidation related to the remeasurement to fair value of the Company’s retained interest in Clarient as of the deconsolidation date of May 14, 2009.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the three and nine months ended September 30, 2010 the Company recognized an unrealized gain of $9.2 million and $22.4 million, respectively, on the mark-to-market of its holdings in Clarient which is included in Other income (loss), net in the Consolidated Statements of Operations.
The following unaudited summarized balance sheets for Clarient at June 30, 2010 and December 31, 2009 and the results of operations for the six months ended June 30, 2010 and 2009, respectively, have been compiled from the unaudited financial statements of Clarient. The results of Clarient are reported on a one quarter lag.

	June 30,	December 31,
	2010	2009
	(In thousands)
	(unaudited)
Balance Sheet:
Current assets	$36,837	$35,462
Non-current assets	29,438	31,485

Total Assets	$66,275	$66,947

Current liabilities	$11,738	$14,175
Non-current liabilities	3,162	3,659
Contingently issuable common stock	—	2,650
Redeemable preferred stock	38,586	38,586
Shareholders’ equity	12,789	7,877

Total Liabilities and Shareholders’ Equity	$66,275	$66,947

	Six Months Ended June 30,
	2010	2009
	(In thousands)
	(unaudited)
Results of Operations:
Revenue	$55,362	$46,922

Operating income	$894	$2,285

Net income (loss) from continuing operations	$572	$(1,028)

5. ACQUISITION OF INTERESTS IN PARTNER COMPANIES
In September 2010, the Company exercised a total of $0.6 million of warrants in Clarient, increasing its ownership interest to 27.5% from 27.2%.
In September 2010, the Company acquired a 26.5% ownership interest in Good Start Genetics, Inc. (“Good Start”) for $6.8 million. Good Start is developing a pre-pregnancy genetic test, which utilizes an advanced DNA sequencing technology to screen for a panel of genetic disorders, including those recommended by the American Congress of Obstetricians and Gynecologists and the American College of Medical Genetics. The Company accounts for its interest in Good Start under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Good Start was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
In September 2010, the Company funded a $0.1 million convertible bridge loan to Quinnova Pharmaceuticals, Inc. (“Quinnova”). The Company also funded a $0.6 million convertible bridge loan to Quinnova in June 2010. The Company previously deployed $5.0 million in Quinnova in October 2009 for a 25.7% ownership interest. The Company accounts for its interest in Quinnova under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Quinnova was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In August 2010, in conjunction with NuPathe’s initial public offering, the Company deployed an additional $3.5 million in NuPathe. In April 2010, the Company funded a $2.7 million convertible bridge loan to NuPathe, which was converted to common shares in conjunction with the initial public offering. The Company previously deployed $12.0 million in NuPathe from August 2006 through August 2009. NuPathe specializes in the development of therapeutics for the treatment of neurological and psychiatric disorders, including migraines and Parkinson’s disease. Following NuPathe’s initial public offering, the Company accounts for its holdings in NuPathe as available-for-sale securities and holds an 18.1% ownership interest.
In June 2010, the Company funded a $0.6 million convertible bridge loan to Alverix, Inc. (“Alverix”). The Company also funded a $0.6 million convertible bridge loan to Alverix in January 2010. The Company previously deployed an aggregate of $4.5 million in Alverix and currently maintains a 49.6% ownership interest. Alverix produces novel, handheld and pocket-sized medical diagnostic instruments that enable central laboratory-quality results to be achieved in the physician offices, laboratory outreach locations, retail clinics and homes where test information is critical to patient care. The Company accounts for its holdings in Alverix under the equity method.
In April 2010, in conjunction with Tengion’s initial public offering, the Company deployed an additional $1.5 million in Tengion. The Company previously deployed $7.5 million in Tengion in October 2008. Following Tengion’s initial public offering, the Company accounts for its holdings in Tengion as available-for-sale securities and holds a 4.8% ownership interest.
In March 2010, the Company deployed an additional $4.7 million in Swap.com (“Swap.com” formerly “Swaptree”) in connection with a larger round of financing, resulting in an increase in the Company’s ownership interest from 29.3% to 46.6%. The Company had previously acquired an interest in Swap.com in July 2008 for $3.4 million in cash. Swap.com is an internet-based business that enables users to trade books, CDs, DVDs and video games using its proprietary trade matching software. The Company accounts for its holdings in Swap.com under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Swap.com was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides the assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	Carrying	Fair Value Measurement at September 30, 2010
	Value	Level 1	Level 2	Level 3
	(in thousands)
	(unaudited)
Cash and cash equivalents	$28,806	$28,806	$—	$—
Cash held in escrow	$6,434	$6,434	$—	$—
Restricted cash equivalents	$16,774	$16,774	$—	$—

Ownership interest in Clarient	$103,532	$103,532	$—	$—
Available-for-sale securities	$20,870	$20,870	$—	$—

Marketable securities — held-to-maturity:
Commercial paper	$7,989	$7,989	$—	$—
U.S. Treasury Bills	3,019	3,019	—	—
Government agency bonds	13,386	13,386	—	—
Certificates of deposit	2,000	2,000	—	—

	$26,394	$26,394	$—	$—

	Carrying	Fair Value Measurement at December 31, 2009
	Value	Level 1	Level 2	Level 3
	(in thousands)
	(unaudited)
Cash and cash equivalents	$67,347	$67,347	$—	$—
Cash held in escrow	$6,910	$6,910	$—	$—

Ownership interest in Clarient	$80,483	$80,483	$—	$—

Marketable securities — held-to-maturity:
Commercial paper	$10,380	$10,380	$—	$—
U.S. Treasury Bills	4,981	4,981	—	—
Government agency bonds	8,384	8,384	—	—
Certificates of deposit	15,321	15,321	—	—

	$39,066	$39,066	$—	$—

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2010, the contractual maturities of the marketable securities were less than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.
The Company’s holdings in Clarient are measured at fair value using quoted prices for Clarient’s common stock as traded on the NASDAQ Capital Market, which is considered a Level 1 input under the valuation hierarchy.
Following NuPathe’s initial public offering, the Company accounts for its holdings in NuPathe as available-for-sale securities. Accordingly, the Company recorded an unrealized gain of $8.2 million as a separate component of equity in the three months ended September 30, 2010 measured by reference to quoted prices for NuPathe’s common stock as traded on the NASDAQ Capital Market, which is considered a Level 1 input under the valuation hierarchy.
Following Tengion’s initial public offering, the Company accounts for its holdings in Tengion as available-for-sale securities. The Company recognized an impairment charge of $1.1 million in the three months ended September 30, 2010, representing the unrealized loss on the mark-to-market of its ownership interest in Tengion which was previously recorded as a separate component of equity. The Company also recognized an impairment charge of $2.1 million related to Tengion in the first quarter of 2010, measured as the amount by which Tengion’s carrying value exceeded its estimated fair value. In each case, the value of the Company’s holdings in Tengion was measured by reference to quoted prices for Tengion’s common stock as traded on the NASDAQ Capital Market, which is considered a Level 1 input under the valuation hierarchy.
The Company recognized an impairment charge of $1.1 million related to Garnet in the three months ended September 30, 2010 measured as the amount by which Garnet’s carrying value exceeded its estimated fair value. The fair market value of Garnet was determined to be zero at September 30, 2010 based on Level 3 inputs as defined above.
The Company recognized an impairment charge of $0.3 million related to Acelerate, Inc. (“Acelerate”, formerly Cellumen, Inc.), a former equity method partner company, in the second quarter of 2010, measured as the amount by which Acelerate’s carrying value exceeded its estimated fair value. The fair market value of Acelerate was determined to be zero based on Level 3 inputs as defined above.
As described in Note 8, in the first quarter of 2010, the Company recognized a loss on exchange of its convertible senior debentures. The fair value of the newly issued 10.125% convertible senior debentures was determined at the exchange date based on Level 3 inputs using a convertible bond valuation model.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following summarizes the components of comprehensive income (loss):

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
	(In thousands)
	(unaudited)
Net income (loss)	$593	$(11,589)	$(18,254)	$126,775
Other comprehensive income (loss), before taxes:
Unrealized net gain on available-for-sale securities	7,885	—	7,131	—
Reclassification adjustment for other than temporary impairment of available-for-sale securities included in net income (loss)	1,108	—	1,108	—
Foreign currency translation adjustments	—	—	—	(2)
Reclassification adjustment for deconsolidation of subsidiary	—	—	—	31

Total comprehensive income (loss)	9,586	(11,589)	(10,015)	126,804
Comprehensive income attributable to the noncontrolling interest	—	—	—	(1,163)

Comprehensive income (loss) attributable to the Company	$9,586	$(11,589)	$(10,015)	$125,641

As of September 30, 2010, the Company’s adjusted cost basis in available-for-sale securities of NuPathe was $10.8 million. As of September 30, 2010 the Company’s holdings of available-for-sale securities in NuPathe had generated an unrealized gain of $8.2 million which was reflected in Accumulated other comprehensive income, a separate component of equity on the Consolidated Balance Sheet. As discussed in Note 6, the Company recognized an impairment charge of $1.1 million in the three months ended September 30, 2010, representing the unrealized loss on the mark-to-market of its ownership interest in Tengion which was previously recorded in Accumulated other comprehensive income. Following the impairment charge, the Company’s adjusted cost basis in Tengion was $1.8 million.
8. CONVERTIBLE DEBENTURES AND CREDIT ARRANGEMENTS
The carrying values of the Company’s convertible senior debentures were as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
	(Unaudited)
Convertible senior debentures due 2024	$31,289	$78,225
Convertible senior debentures due 2014	44,486	—

	75,775	78,225

Less: current portion	(31,289)	—

Convertible senior debentures — non-current	$44,486	$78,225

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Convertible Senior Debentures due 2024
In February 2004, the Company completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024 (the “2024 Debentures”). Interest on the 2024 Debentures is payable semi-annually on March 15 and September 15. At the debentures holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. As adjusted, the conversion price of the debentures is $43.3044 of principal amount per share, equivalent to a conversion rate of 23.0923 shares of Company common stock per $1,000 principal amount of the 2024 Debentures. The closing price of the Company’s common stock at September 30, 2010 was $12.53. The 2024 Debentures holders have the right to require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. The 2024 Debentures holders also have the right to require repurchase of the 2024 Debentures upon a fundamental change, including sale of all or substantially all of the Company’s common stock or assets, liquidation, dissolution or change in control or the delisting of the Company’s common stock from the New York Stock Exchange if the Company were unable to obtain a listing for its common stock on another national or regional securities exchange. Subject to certain conditions, the Company may redeem all or some of the 2024 Debentures. Through September 30, 2010, the Company has repurchased a total of $71.8 million in face value of the 2024 Debentures.
At September 30, 2010, the fair value of the $31.3 million outstanding 2024 Debentures was approximately $30.7 million based on quoted market prices as of such date.
On March 10, 2010, the Company entered into agreements with institutional holders of an aggregate of $46.9 million in face value of its 2024 Debentures to exchange the debentures held by such holders for $46.9 million in face amount of newly issued 10.125% senior convertible debentures, due March 15, 2014 (the “2014 Debentures”). The exchange became effective on March 26, 2010 and represents a non-cash financing activity during the nine months ended September 30, 2010. The remaining $31.3 million outstanding face amount of the 2024 Debentures remains outstanding under the original terms and has been classified as a current liability on the Consolidated Balance Sheet as of September 30, 2010 because the first required repurchase date is within one year. The Company recognized a loss on exchange of $8.5 million in the first quarter of 2010 determined as the excess of the fair value of the 2014 Debentures at the exchange date over the carrying value of the exchanged 2024 Debentures. This loss is reported in Other income (loss), net in the Consolidated Statements of Operations.
Convertible Senior Debentures due 2014
Interest on the 2014 Debentures is payable semi-annually on March 15 and September 15. In the first quarter of 2010, as required under the terms of the 2014 Debentures, the Company placed approximately $19.0 million in a restricted escrow account to make all scheduled interest payments on the 2014 Debentures through their maturity. In the three months ended September 30, 2010, interest payments of $2.2 million were made out of the restricted escrow account and are considered non-cash investing activities. Including accrued interest, a total of $16.8 million was reflected in Restricted cash equivalents on the Consolidated Balance Sheet at September 30, 2010, of which $4.9 million was classified as a current asset.
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
The conversion price is $16.50 of principal amount per share, equivalent to a conversion rate of 60.6061 shares of Company common stock per $1,000 principal amount of the 2014 Debentures. The closing price of the Company’s common stock at September 30, 2010 was $12.53. The 2014 Debentures holders have the right to require repurchase of the 2014 Debentures upon a fundamental change, including sale of all or substantially all of the Company’s common stock or assets, liquidation, dissolution or a change in control or the delisting of the Company’s common stock from the New York Stock Exchange if the Company were unable to obtain a listing for its common stock on another national or regional securities exchange.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Because the 2014 Debentures may be settled in cash or partially in cash upon conversion, the Company separately accounts for the liability and equity components of the 2014 Debentures. The carrying amount of the liability component was determined at the exchange date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the carrying value of the 2014 Debentures as a whole at the exchange date. The carrying value of the 2014 Debentures as a whole at the exchange date was equal to their fair value of $55.2 million determined using a convertible bond valuation model. At September 30, 2010, the fair value of the $46.9 million outstanding 2014 Debentures was approximately $54.4 million based on a convertible bond valuation model. At September 30, 2010, the carrying amount of the equity component was $10.8 million, the principal amount of the liability component was $46.9 million, the unamortized discount was $2.4 million and the net carrying value of the liability component was $44.5 million. The Company is amortizing the excess of the face value of the 2014 Debentures over their carrying value to interest expense over their term. The effective interest rate on the 2014 Debentures is 12.5%.
Credit Arrangements
In February 2009, the Company entered into a loan agreement which provides the Company with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility will be based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts and not less than 75% of its investment and securities accounts at the bank. The credit facility matures on December 31, 2010. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at September 30, 2010 was $43.7 million.
9. STOCK-BASED COMPENSATION
Stock-based compensation expense from continuing operations was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
	(unaudited)
Cost of sales	$—	$—	$—	$49
Selling, general and administrative	775	752	2,591	3,043

	$775	$752	$2,591	$3,092

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
At September 30, 2010, the Company had outstanding options that vest based on three different types of vesting schedules:
1) market-based;
2) performance-based; and
3) service-based.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if market capitalization targets are achieved earlier than estimated. During the nine months ended September 30, 2010 and 2009, respectively, the Company did not issue any market-based option awards to employees. During the nine months ended September 30, 2010 and 2009, respectively, 11 thousand and 0 options vested based on achievement of market capitalization targets. The Company recorded compensation expense related to market-based option awards of $0.4 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively and $1.2 million and $1.0 million for the nine months ended September 30, 2010 and 2009, respectively. Depending on the Company’s stock performance, the maximum number of unvested shares at September 30, 2010 attainable under these grants was 1.2 million shares.
Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. During the nine months ended September 30, 2010 and 2009 respectively, no performance-based awards vested. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the nine months ended September 30, 2010 and 2009, respectively, the Company did not issue any performance-based awards to employees. The Company recorded compensation expense related to performance-based option awards of $0.0 million for both the three months ended September 30, 2010 and 2009, and $0.1 million and $0.0 million for the nine months ended September 30, 2010 and 2009, respectively. The maximum number of unvested shares at September 30, 2010 attainable under these grants was 493 thousand shares.
All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the nine months ended September 30, 2010 and 2009, respectively, the Company issued 45 thousand and 33 thousand service based option awards to employees. The Company recorded compensation expense related to service-based option awards of $0.2 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively and $0.8 million and $0.9 million for the nine months ended September 30, 2010 and 2009, respectively.
During the nine months ended September 30, 2009, the Company issued 197 thousand restricted shares to employees. The restricted shares were issued in connection with the 2008 management incentive plan payment earned by certain senior employees. The restricted shares issued vest 25% on the first anniversary of grant and the remaining 75% thereafter in 24 equal monthly installments over the next two years. During the nine months ended September 30, 2010, the Company issued 53 thousand unrestricted shares to employees in connection with the 2009 management incentive plan payments earned by certain employees.
The Company issued 29 thousand and 65 thousand deferred stock units during the nine months ended September 30, 2010 and 2009, respectively, to non-employee directors for fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.
Total compensation expense for deferred stock units, performance-based stock units and restricted stock was approximately $0.1 million for both the three months ended September 30, 2010 and 2009, and $0.5 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively.
Stock-based compensation expense for Clarient prior to its deconsolidation was included in the Company’s consolidated results of operations. During the period from January 1, 2009 through May 14, 2009, the Company recognized stock-based compensation of $0.8 million, related to Clarient.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. INCOME TAXES
The Company’s consolidated income tax benefit (expense) was $0.0 million for both the three and nine months ended September 30, 2010, $0.0 million for the three months ended September 30, 2009 and $14 thousand for the nine months ended September 30, 2009. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in the nine months ended September 30, 2010 and the income tax expense that would have been recognized in the nine months ended September 30, 2009 were offset by changes in the valuation allowance.
During the nine months ended September 30, 2010, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. NET INCOME (LOSS) PER SHARE
The calculations of net income (loss) per share attributable to the Company’s common shareholders were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands except per share data)
	(unaudited)
Basic:
Amounts attributable to Safeguard Scientifics, Inc. common shareholders:
Net income (loss) from continuing operations	$593	$(11,589)	$(18,254)	$124,717
Net income from discontinued operations	—	—	—	895

Net income (loss) attributable to Safeguard Scientifics, Inc.	$593	$(11,589)	$(18,254)	$125,612

Net income (loss) per share from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$0.03	$(0.57)	$(0.89)	$6.14
Net income per share from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	—	—	0.05

Net income (loss) per share attributable to Safeguard Scientifics, Inc. common shareholders	$0.03	$(0.57)	$(0.89)	$6.19

Average common shares outstanding	20,583	20,326	20,502	20,298

Diluted:

Amounts attributable to Safeguard Scientifics, Inc. common shareholders:
Net income (loss) from continuing operations	$593	$(11,589)	$(18,254)	$124,717
Impact of partner company dilutive securities	—	—	—	—
Interest on convertible senior debentures	—	—	—	1,987

Net income (loss) from continuing operations for diluted per share computation	593	(11,589)	(18,254)	126,704
Net income (loss) from discontinued operations	—	—	—	895

Net income (loss) for diluted per share computation	$593	$(11,589)	$(18,254)	$127,599

Net income (loss) per share from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$0.03	$(0.57)	$(0.89)	$5.66
Net income per share from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	—	—	0.04

Net income (loss) per share attributable to Safeguard Scientifics, Inc. common shareholders	$0.03	$(0.57)	$(0.89)	$5.70

Number of shares used in basic per share computation	20,583	20,326	20,502	20,298
Effect of dilutive securities:
Convertible senior debentures	—	—	—	1,984
Unvested restricted stock and DSUs	96	—	—	97
Employee stock options	724	—	—	1

Number of shares used in diluted per share computation	21,403	20,326	20,502	22,380

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following potential shares of common stock and their effects on income were excluded from the diluted net income (loss) per share calculation for the three months ended September 30, 2010 and 2009 because their effect would be anti-dilutive:
•	At September 30, 2010 and 2009 options to purchase 0.7 million and 3.2 million shares of common stock, respectively, at prices ranging from $10.10 to $21.36 and from $10.41 to $21.36 per share, respectively, were excluded from the calculations.

•	At September 30, 2010 and 2009, unvested restricted stock units, performance stock units and DSUs convertible into 0.1 million and 0.2 million shares of stock, respectively, were excluded from the calculations.

•	At September 30, 2010 and 2009, 0.7 million and 2.0 million shares related to the Company’s 2024 Debentures (see Note 8) representing the effect of assumed conversion of the 2024 Debentures were excluded from the calculations.

•	At September 30, 2010, 2.8 million shares related to the Company’s 2014 Debentures (see Note 8) representing the effect of assumed conversion of the 2014 Debentures were excluded from the calculations.
The following potential shares of common stock and their effects on income were excluded from the diluted net income (loss) per share calculation for the nine months ended September 30, 2010 and 2009 because their effect would be anti-dilutive:
•	At September 30, 2010 and 2009 options to purchase 3.2 million and 3.3 million shares of common stock, respectively, at prices ranging from $10.10 to $21.36 and from $7.14 to $39.42 per share, respectively, were excluded from the calculations.

•	At September 30, 2010, unvested restricted stock units, performance stock units and DSUs convertible into 0.1 million shares of stock, were excluded from the calculations.

•	At September 30, 2010, 0.7 million shares related to the Company’s 2024 Debentures (see Note 8) representing the effect of assumed conversion of the 2024 Debentures were excluded from the calculations.

•	At September 30, 2010, 2.8 million shares related to the Company’s 2014 Debentures (see Note 8) representing the effect of assumed conversion of the 2014 Debentures were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. PARENT COMPANY FINANCIAL INFORMATION
As of September 30, 2010, the Company had no consolidated partner companies. Given that Clarient was deconsolidated on May 14, 2009, only the statement of operations for the nine months ended September 30, 2009 and cash flows for the nine months ended September 30, 2009 are presented below.
Parent Company Statements of Operations

Nine Months Ended
September 30,
2009
(In thousands)
(unaudited)

Operating expenses	$(12,902)
Other income (loss), net	156,420
Interest income	375
Interest expense	(2,196)
Equity loss	(16,994)

Net income from continuing operations before income taxes	124,703
Income tax benefit	14
Equity income attributable to discontinued operations	895

Net income attributable to Safeguard Scientifics, Inc.	$125,612

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Parent Company Statements of Cash Flows

Nine Months Ended
September 30,
2009
(In thousands)
(unaudited)
Net cash used in operating activities	$(11,049)

Cash Flows from Investing Activities
Proceeds from sales of and distributions from companies and funds	61,272
Advances to partner companies	(6,900)
Repayment of advances to partner companies	21,179
Acquisitions of ownership interests in partner companies and funds	(21,094)
Increase in marketable securities	(54,382)
Decrease in marketable securities	30,212
Decrease in restricted cash	861
Capital expenditures	(14)

Net cash provided by investing activities	31,134

Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	(1,194)
Issuance of common stock, net	41
Repurchase of common stock	(44)

Net cash used in financing activities	(1,197)

Net Increase in Cash and Cash Equivalents	18,888
Cash and Cash Equivalents at beginning of period	73,213

Cash and Cash Equivalents at end of period	$92,101

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
As of September 30, 2010, the Company held an active interest in 17 non-consolidated partner companies. The Company’s reportable operating segments are Life Sciences and Technology.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s active partner companies by segment were as follows as of September 30, 2010:
Life Sciences

	Safeguard Primary Ownership
Partner Company	as of September 30, 2010	Accounting Method
Advanced BioHealing, Inc.	28.1%	Equity
Alverix, Inc.	49.6%	Equity
Avid Radiopharmaceuticals, Inc.	13.0%	Cost
Clarient, Inc	27.5%	Fair Value
Garnet BioTherapeutics, Inc.	31.1%	Equity
Good Start Genetics, Inc.	26.5%	Equity
Molecular Biometrics, Inc.	35.0%	Equity
NuPathe, Inc.	18.1%	Available-for-sale (1)
Quinnova Phamaceuticals, Inc.	25.7%	Equity
Tengion, Inc.	4.8%	Available-for-sale (2)

(1)	The Company’s ownership interest in NuPathe is accounted for as available-for-sale securities following NuPathe’s completion of an initial public offering in August 2010.

(2)	The Company’s ownership interest in Tengion is accounted for as available-for-sale securities following Tengion’s completion of an initial public offering in April 2010.
Technology

	Safeguard Primary Ownership
Partner Company	as of September 30, 2010	Accounting Method

Advantedge Healthcare Solutions, Inc.	39.7%	Equity
SafeCentral, Inc. (formerly Authentium, Inc.)	20.1%	Equity
Beyond.com Inc.	38.3%	Equity
Bridgevine, Inc.	23.4%	Equity
MediaMath, Inc.	17.3%	Cost
Portico Systems, Inc.	45.4%	Equity
Swap.com (formerly Swaptree, Inc.)	45.4%	Equity
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
As of September 30, 2010 and December 31, 2009, the Company’s assets were located in the United States.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Segment assets in Other Items included primarily cash, cash equivalents and marketable securities of $55.2 million and $106.4 million, restricted cash equivalents of $16.8 and $0.0 million and cash held in escrow of $6.4 and $6.9 million at September 30, 2010 and December 31, 2009, respectively.

	Three Months Ended September 30, 2010
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)
	(unaudited)
Revenue	$—	$—	$—	$—	$—
Operating loss	—	—	—	(4,256)	(4,256)
Net income (loss) from continuing operations	7,311	(960)	6,351	(5,758)	593

Segment Assets:
September 30, 2010	155,469	41,583	197,052	85,549	282,601
December 31, 2009	117,529	41,876	159,405	122,694	282,099

	Three Months Ended September 30, 2009
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)
	(unaudited)
Revenue	$—	$—	$—	$—	$—
Operating loss	—	—	—	(4,237)	(4,237)
Net income (loss) from continuing operations	1,209	(8,057)	(6,848)	(4,741)	(11,589)

	Nine Months Ended September 30, 2010
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)
	(unaudited)
Revenue	$—	$—	$—	$—	$—
Operating loss	—	—	—	(13,999)	(13,999)
Net income (loss) from continuing operations	12,208	(4,981)	7,227	(25,481)	(18,254)

	Nine Months Ended September 30, 2009
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)
	(unaudited)
Revenue	$34,834	$—	$34,834	$—	$34,834
Operating income (loss)	1,621	—	1,621	(12,902)	(11,281)
Net income (loss) from continuing operations	151,586	(11,502)	140,084	(14,809)	125,275

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Items

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
	(unaudited)
Corporate operations	$(5,758)	$(4,741)	$(25,481)	$(14,823)
Income tax benefit	—	—	—	14

	$(5,758)	$(4,741)	$(25,481)	$(14,809)

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Not including the Laureate lease guaranty described below, the Company had outstanding guarantees of $3.8 million at September 30, 2010.
The Company has committed capital of approximately $1.2 million, including conditional commitments to provide non-consolidated partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $1.1 million which is expected to be funded during the next 12 months.
Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of certain private equity funds (“clawback”). The maximum clawback the Company could be required to return due to our general partner interest is approximately $2.2 million, of which $0.9 million was reflected in Accrued expenses and other current liabilities and $1.3 million was reflected in other long-term liabilities on the Consolidated Balance Sheet at September 30, 2010. The Company paid $1.1 million of its estimated clawback liabilities in the nine months ended September 30, 2010.
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
The Company remains guarantor of Laureate Pharma’s Princeton, New Jersey facility lease. Such guarantee may extend through the lease expiration in 2016 under certain circumstances. However, the Company is entitled to indemnification in connection with the continuation of such guaranty. As of September 30, 2010, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equaled $7.4 million.
In October 2001, the Company entered into an agreement with its former Chairman and Chief Executive Officer, to provide for annual payments of $650,000 per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and the long-term portion of $3.3 million was included in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2010.
The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $8 million at September 30, 2010.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. SUBSEQUENT EVENTS
On October 22, 2010, the Company announced that Clarient had agreed to be acquired by GE Healthcare, a unit of General Electric Company (NYSE: GE) (“GE”) via a public tender offer for all outstanding common and preferred shares of Clarient at a price of $5.00 per common share and $20.00 per preferred share, payable in cash, followed by a second step merger of Clarient with an indirect subsidiary of GE. The completion of the transactions is subject to certain conditions, and is expected to occur in late 2010 or early 2011.
In connection with the transactions, the Company concurrently entered into a Tender and Support Agreement (the “Support Agreement”) in which it agreed to tender all shares of Clarient beneficially owned by the Company. In connection with the Support Agreement, in the event of termination of the transactions, the Company would be required to pay GE an amount equal to 25% of the excess of any proceeds per share that the Company receives from the sale of Clarient or a material portion of Clarient to a third party over $5 per share, if an agreement for such sale is entered into or completed within six months of the termination of the agreement with GE under circumstances which result in Clarient being obligated to pay GE a breakup fee.
The Company expects to recognize a pre-tax gain on the transactions of approximately $42 million in the fourth quarter of 2010. Any taxable gain on the transactions will be fully offset by a portion of the Company’s available tax loss carryforwards. At September 30, 2010 the Company owned approximately 30.2 million shares of Clarient common stock, plus warrants to acquire additional shares of Clarient stock as follows: 166 thousand shares at $1.64 per share; 62 thousand shares at $1.39 per share; and 500 thousand shares at $1.38 per share. In conjunction with the transactions the Company agreed to pay retention bonuses to certain officers of Clarient in an aggregate amount of $6.9 million upon a change in control, including the closing of the transactions described above. The Company expects to receive net proceeds of approximately $145 million after taking into consideration the amounts payable under the retention bonus agreement.
Since the announcement of the proposed acquisition, several lawsuits have been filed by purported shareholders of Clarient, seeking class action status. These actions are all substantially similar in that they allege that breaches of various fiduciary duties were committed in connection with the intended transactions. The actions make allegations against, and name as defendants, Clarient and the members of Clarient’s board of directors, including the Safeguard executives who serve on Clarient’s board of directors. One of the actions directly names Safeguard as a defendant. Safeguard is of the view that the claims made against it are without merit and it will vigorously defend against the allegations.

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
Consolidation Method. We account for our partner companies in which we maintain a controlling financial interest, generally those in which we directly or indirectly own more than 50% of the outstanding voting securities, using the consolidation method of accounting. Upon consolidation of our partner companies, we reflect the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company as a noncontrolling interest in the Consolidated Balance Sheet. The noncontrolling interest is presented within equity, separately from the equity of the parent company. Losses attributable to the parent company and the noncontrolling interest may exceed their interest in the subsidiary’s equity. As a result, the noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance as of each balance sheet date. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the parent company’s common shareholders and the noncontrolling interest. As of September 30, 2010, we did not hold a controlling interest in any of our partner companies.

Equity Method. We account for partner companies whose results are not consolidated, but over whom we exercise significant influence, using the equity method of accounting. We also account for our interests in some private equity funds under the equity method of accounting, based on our non-controlling general and limited partner interests. Under the equity method of accounting, our share of the income or loss of the company is reflected in Equity loss in the Consolidated Statements of Operations. We report our share of the income or loss of the equity method partner companies on a one quarter lag.
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
Available-for-Sale Securities. We account for our ownership interests in Tengion and NuPathe, two of our publicly traded partner companies, as available-for-sale securities. Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of equity. Unrealized losses are charged against net loss when a decline in the fair value is determined to be other than temporary.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Life Sciences	$7,311	$1,209	$12,208	$151,586
Technology	(960)	(8,057)	(4,981)	(11,502)

Total segments	6,351	(6,848)	7,227	140,084

Other items:
Corporate operations	(5,758)	(4,741)	(25,481)	(14,823)
Income tax benefit	—	—	—	14

Total other items	(5,758)	(4,741)	(25,481)	(14,809)

Net income (loss) from continuing operations	593	(11,589)	(18,254)	125,275
Income from discontinued operations, net of tax	—	—	—	1,500

Net income (loss)	593	(11,589)	(18,254)	126,775
Net income attributable to noncontrolling interest	—	—	—	(1,163)

Net income (loss) attributable to Safeguard Scientifics, Inc.	$593	$(11,589)	$(18,254)	$125,612

Life Sciences
The following partner companies were included in Life Sciences during the nine months ended September 30, 2010 and 2009:

	Safeguard Primary Ownership
	as of September 30,
	2010	2009	Accounting Method
Advanced BioHealing, Inc.	28.1%	28.3%	Equity
Alverix, Inc.	49.6%	50.0%	Equity
Avid Radiopharmaceuticals, Inc.	13.0%	13.6%	Cost
Clarient, Inc.	27.5%	28.3%	Fair Value
Garnet BioTherapeutics, Inc.	31.1%	31.1%	Equity
Good Start Genetics, Inc.	26.5%	N/A	Equity
Molecular Biometrics, Inc.	35.0%	38.1%	Equity
NuPathe, Inc.	18.1%	22.9%	Available-for-sale (1)
Quinnova Phamaceuticals, Inc.	25.7%	N/A	Equity
Tengion, Inc.	4.8%	4.5%	Available-for-sale (2)

(1)	Our ownership interest in NuPathe is accounted for as available-for-sale securities following NuPathe’s completion of an initial public offering in August 2010. We previously accounted for NuPathe under the equity method.

(2)	Our ownership interest in Tengion is accounted for as available-for-sale securities following Tengion’s completion of an initial public offering in April 2010. We previously accounted for Tengion under the cost method.
Results from continuing operations of the Life Sciences segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Revenue	$—	$—	$—	$34,839
Operating Expenses:
Cost of sales	—	—	—	13,811
Selling, general and administrative	—	—	—	19,407

Total operating expenses	—	—	—	33,218

Operating income	—	—	—	1,621
Other income (loss), net	8,139	3,811	19,166	162,328
Interest income	—	—	—	4
Interest expense	—	—	—	(275)
Equity loss	(828)	(2,602)	(6,958)	(12,092)

Net income from continuing operations before income taxes	$7,311	$1,209	$12,208	$151,586

Results of operations for the nine month period ended September 30, 2009 include Clarient on a consolidated basis through May 14, 2009. All of our Life Sciences segment’s revenues, cost of sales, selling, general and administrative expenses, interest income and interest expense from continuing operations for the prior year periods were attributable to Clarient.

Three months ended September 30, 2010 versus the three months ended September 30, 2009
Other Income (Loss), Net. Other income (loss), net for the three months ended September 30, 2010 reflects a $9.2 million unrealized gain on the mark-to-market of our holdings in Clarient partially offset by a $1.1 million impairment charge related to the other than temporary decline in value of our holdings in Tengion. Other income (loss), net for the three months ended September 30, 2009 included an unrealized gain of $15.1 million on the mark-to-market of our holdings in Clarient, partially offset by a $7.3 million realized loss on the sale of 18.4 million shares of common stock of Clarient and an impairment charge of $3.9 million related to our holdings in Tengion. On October 22, 2010, Clarient agreed to be acquired by GE Healthcare, a unit of General Electric Company (NYSE: GE) (“GE”) via a public tender offer for all outstanding common and preferred shares of Clarient, followed by a merger of Clarient into an indirect subsidiary of GE. The completion of the transactions is subject to certain conditions, and is expected to occur in late 2010 or early 2011.
Equity Loss. Equity loss fluctuates with the number of Life Sciences partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag basis. Equity loss for Life Sciences decreased $1.8 million in the three months ended September 30, 2010 compared to the prior year period. The decrease in equity loss was primarily due to a $5.8 million gain on the decrease of our ownership interest in NuPathe partially offset by a $1.1 million impairment charge related to our interest in Garnet as well as a mark to market adjustment associated with warrant liabilities at Advanced BioHealing in the amount of $2.5 million in the three months ended September 30, 2010.
Nine months ended September 30, 2010 versus the nine months ended September 30, 2009
Other Income (Loss), Net. Other income (loss), net for the nine months ended September 30, 2010 reflects a $22.4 million unrealized gain on the mark-to-market of our holdings in Clarient offset by impairment charges totaling $3.3 million associated with our holdings in Tengion. Other income (loss), net for the nine months ended September 30, 2009 reflects an unrealized gain on the deconsolidation of Clarient of $106.0 million. In addition, we recognized an unrealized gain of $67.6 million on the mark-to-market of our holdings in Clarient through September 30, 2009 which was offset by a $7.3 million realized loss on the sale of 18.4 million shares of common stock of Clarient and an impairment charge of $3.9 million related to our holdings in Tengion. As described above, on October 22, 2010 Clarient agreed to be acquired by GE Healthcare, a unit of GE.
Equity Loss. Equity loss for Life Sciences decreased $5.1 million in the nine months ended September 30, 2010 compared to the prior year period. The decrease in equity loss was primarily due to a $5.8 million gain on the decrease of our ownership interest in NuPathe, an impairment charge of $3.3 million recorded for Rubicor in the nine month period ended September 30, 2009 partially offset by a $1.1 million impairment charge related to our interest in Garnet as well as a mark to market adjustment associated with warrant liabilities at Advanced BioHealing in the amount of $2.8 million in the nine month period ended September 30, 2010.
Technology
The following partner companies were included in Technology during the nine months ended September 30, 2010 and 2009:

	Safeguard Primary Ownership
	as of September 30,
Partner Company	2010	2009	Accounting Method
Advantedge Healthcare Solutions, Inc.	39.7%	38.9%	Equity
SafeCentral, Inc. (formerly Authentium, Inc.)	20.1%	20.0%	Equity
Beyond.com Inc.	38.3%	37.1%	Equity
Bridgevine, Inc.	23.4%	24.2%	Equity
MediaMath, Inc.	17.3%	17.9%	Cost
Portico Systems, Inc.	45.4%	45.6%	Equity
Swap.com (formerly Swaptree, Inc.)	45.4%	29.3%	Equity

Results from continuing operations of the Technology segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Other income (loss), net	$—	$(5,846)	$—	$(5,846)
Equity loss	(960)	(2,211)	(4,981)	(5,656)

Net loss from continuing operations before income taxes	$(960)	$(8,057)	$(4,981)	$(11,502)

Three and nine months ended September 30, 2010 versus the three and nine months ended September 30, 2009
Other income (loss), net. Other income (loss), net of $5.8 million for the three month and nine month periods ended September 30, 2009 reflects an impairment charge related to our holdings in GENBAND, Inc.
Equity Loss. Equity loss fluctuates with the number of Technology partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag. Equity loss for Technology decreased $1.3 million and $0.7 million in the three and nine months ended September 30, 2010, respectively, compared to the prior year period. The decrease in both periods was due to smaller losses incurred at certain partner companies.

Corporate Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
General and administrative	$(3,453)	$(3,458)	$(11,323)	$(10,552)
Stock-based compensation	(775)	(752)	(2,592)	(2,249)
Depreciation	(28)	(27)	(84)	(101)
Interest income	180	111	516	375
Interest expense	(1,674)	(728)	(4,061)	(2,196)
Other income (loss), net	5	127	(7,911)	(62)
Equity loss	(13)	(14)	(26)	(38)

	$(5,758)	$(4,741)	$(25,481)	$(14,823)

Three months ended September 30, 2010 versus the three months ended September 30, 2009
General and Administrative Costs. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and travel-related costs. General and administrative costs remained consistent when compared to the prior year period.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. Stock-based compensation remained consistent when compared to the prior year period.
Interest Income. Interest income includes all interest earned on available cash and marketable security balances. Interest income increased $0.1 million in the three months ended September 30, 2010 compared to the prior year period due higher average invested cash balances.
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
Other income (loss), net. Other income (loss), net decreased $0.1 million for the three months ended September 30, 2010 compared to the prior year period primarily due to gains in the prior year period on the repurchase of $1.3 million in face value of our 2024 Debentures.
Equity loss. Equity loss for both periods presented related to our private equity holdings accounted for under the equity method.
Nine months ended September 30, 2010 versus the nine months ended September 30, 2009
General and Administrative Costs. General and administrative costs increased $0.8 million for the nine month period ended September 30, 2010 compared to the prior year period. The increase is primarily attributable to a $0.6 million increase in employee costs, a $0.3 million increase in costs related to an ongoing agreement with our former Chairman and Chief Executive Officer and a $0.1 million increase in professional fees partially offset by a $0.3 million decrease in insurance costs.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. The $0.3 million increase in compensation expense for the nine month period ended September 30, 2010 compared to the prior year period primarily relates to recent grants of deferred stock units to directors and additional expense recognized related to the modification of a former director’s stock awards. Stock-based compensation expense related to corporate operations is included in selling, general and administrative in the Consolidated Statements of Operations.
Interest Expense. Interest expense is primarily related to our 2024 and 2014 Debentures. As discussed below under Liquidity and Capital Resources, we exchanged a portion of our 2024 Debentures effective March 26, 2010. The increase in interest expense of $1.9 million compared to the prior year is related to the higher coupon rate of 10.125% payable on our 2014 Debentures as compared to a 2.625% coupon rate on the 2024 Debentures and accretion of the discount and amortization of debt issuance costs in the amount of $0.4 million associated with our 2014 Debentures.

Other income (loss), net. Other income (loss), net for the nine months ended September 30, 2010 included an $8.5 million loss on exchange of $46.9 million in face value of our convertible senior debentures, partially offset by a $0.3 million gain on sales of legacy assets.
Equity loss. Equity loss for both periods presented related to our private equity fund holdings accounted for under the equity method.
Income Tax Benefit (Expense)
Our consolidated income tax benefit (expense) was $0.0 million for both the three and nine months ended September 30, 2010, $0.0 million for the three months ended September 30, 2009 and $14 thousand for the nine months ended September 30, 2009. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in the nine months ended September 30, 2010 and the income tax expense that would have been recognized in the nine months ended September 30, 2009 was offset by a valuation allowance.
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
On October 22, 2010, we announced that Clarient had agreed to be acquired by GE Healthcare, a unit of GE via a public tender offer for all outstanding common and preferred shares of Clarient, followed by a second step merger of Clarient with an indirect subsidiary of GE. The completion of the transactions is subject to certain conditions, and is expected to occur in late 2010 or early 2011. We expect to receive net sale proceeds of approximately $145 million upon completion of the transactions.
As of September 30, 2010, we had $28.8 million of cash and cash equivalents and $26.4 million of marketable securities for a total of $55.2 million. In addition, we had $6.4 million of cash held in escrow, including accrued interest, related to our May 2008 sale of our equity and debt interests in Acsis, Inc., Alliance Consulting Group Associates, Inc., Laureate Pharma, Inc., ProModel Corporation and Neuronyx, Inc. (the “Bundle Sale”).
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
In February 2004, we completed the sale of $150 million of 2.625% convertible senior debentures with a stated maturity of March 15, 2024 (the “2024 Debentures”). Interest on the 2024 Debentures is payable semi-annually. At the debentures holders’ option, the 2024 Debentures are convertible into our common stock through March 14, 2024, subject to certain conditions. The adjusted conversion rate of the debentures is $43.3044 of principal amount per share. The closing price of our common stock at September 30, 2010 was $12.53. The 2024 Debentures holders have the right to require us to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. The 2024 Debentures holders also have the right to require repurchase of the 2024 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution, a change in control or the delisting of our common stock from the New York Stock Exchange if we were unable to obtain a listing for our common stock on another national or regional securities exchange. Subject to certain conditions, we have the right to redeem all or some of the 2024 Debentures. Through September 30, 2010, we have repurchased a total of $71.8 million in face value of the 2024 Debentures.

On March 10, 2010, we entered into agreements with institutional holders of an aggregate of $46.9 million in face value of our 2024 Debentures to exchange the debentures held by such holders for $46.9 million in face amount of newly issued 10.125% senior convertible debentures, due 2014 (the “2014 Debentures”). The exchange became effective on March 26, 2010. The remaining $31.3 million outstanding face amount of the 2024 Debentures remains outstanding under the original terms and has been classified as a current liability on the Consolidated Balance Sheet as of September 30, 2010 because the first required repurchase date is within one year. We recorded a loss on exchange of $8.5 million determined as the excess of the fair value of the 2014 Debentures at the exchange date over the carrying value of the exchanged 2024 Debentures. This loss is reported in Other income (loss), net in the Consolidated Statements of Operations for the nine months ended September 30, 2010.
At September 30, 2010, the fair value of the $31.3 million outstanding 2024 Debentures was approximately $30.7 million based on quoted market prices as of such date.
As discussed above, in March 2010, we issued $46.9 million in face value of our 2014 Debentures in an exchange transaction. Interest on the 2014 Debentures is payable semi-annually. As required by the terms of the 2014 Debentures, at issuance we placed approximately $19.0 million in a restricted escrow account to service interest associated with the 2014 Debentures through their maturity. At the debentures holders’ option, the 2014 Debentures are convertible into our common stock prior to March 15, 2013 subject to certain conditions, and at anytime after March 15, 2013. The conversion rate of the 2014 Debentures is $16.50 of principal amount per share. The closing price of our common stock at September 30, 2010 was $12.53. The 2014 Debentures holders have the right to require repurchase of the 2014 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution, a change in control or the delisting of our common stock from the New York Stock Exchange if we were unable to obtain a listing for our common stock on another national or regional securities exchange. Subject to certain conditions, we may mandatorily convert all or some of the 2014 Debentures at any time after March 15, 2012. If we elect to mandatorily convert any of the 2014 Debentures, we will be required to pay any interest that would have accrued and become payable on the debentures through their maturity. Upon a conversion of the 2014 Debentures, we have the right to settle the conversion in stock, cash or a combination thereof.
Because the 2014 Debentures may be settled in cash or partially in cash upon conversion, we have separately accounted for the liability and equity components of the 2014 Debentures. The carrying amount of the liability component was determined at the exchange date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the carrying value of the 2014 Debentures as a whole. The carrying value of the 2014 Debentures as a whole was equal to their fair value at the exchange date. We are amortizing the excess of the face value of the 2014 Debentures over their carrying value to interest expense over their term. At September 30, 2010, the fair value of the $46.9 million outstanding 2014 Debentures was approximately $54.4 million based on a convertible bond valuation model.
In February 2009, we entered into a loan agreement which provides us with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts and not less than 75% of our investment and securities accounts at the bank. The credit facility matures on December 31, 2010. Under the credit facility, we provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which has been required in connection with our sale of CompuCom Systems in 2004. Availability under our revolving credit facility at September 30, 2010 was $43.7 million.
We have committed capital of approximately $1.2 million, including conditional commitments to provide partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments will be funded over the next several years, including approximately $1.1 million which is expected to be funded in the next 12 months.
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
In May 2001, we entered into a $26.5 million loan agreement with our former Chairman and Chief Executive Officer. In December 2006, we restructured the obligation to reduce the amount outstanding to $14.8 million, bearing interest at a rate of 5.0% per annum. Cash payments, when received, are recognized as Recovery — related party in our Consolidated Statements of Operations. Since 2001 and through September 30, 2010, we have received a total of $16.8 million in payments on the loan. The carrying value of the loan at September 30, 2010 was zero.

We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $2.2 million, of which $0.9 million was reflected in accrued expenses and other current liabilities and $1.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2010. We paid $1.1 million of our estimated clawback liabilities in the nine months ended September 30, 2010.
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
For the reasons we presented above, we believe our cash and cash equivalents at September 30, 2010, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including debt repayments, commitments to our existing companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.

Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Net cash used in operating activities	$(12,276)	$(15,537)
Net cash provided by (used in) investing activities	(26,412)	15,320
Net cash provided by financing activities	147	17,267

	$(38,541)	$17,050

Net Cash Used In Operating Activities
Net cash used in operating activities decreased by $3.3 million. The change was primarily related to cash used in operating activities of Clarient in the prior year period prior to its deconsolidation of $4.5 million, partially offset by working capital changes.
Net Cash Provided by (Used In) Investing Activities
Net cash used in investing activities increased by $41.7 million. The increase is primarily related to a $58.5 million decrease in proceeds from sales of and distributions from companies and funds, $18.9 million of cash transferred to escrow to service interest payments on the 2014 Debentures, a $5.0 million increase in advances to partner companies, a $4.4 million decrease in repayment of advances to partner companies, a $1.0 million decrease in proceeds form the sale of discontinued operations partially offset by a $36.8 million net decrease in cash paid to acquire marketable securities, a $2.5 million decrease in cash paid to acquire ownership interests in partner companies and funds, a $2.0 million decrease in restricted cash, a $2.1 million decrease in capital expenditures and a $2.7 million decrease in cash related to the deconsolidation of subsidiary cash in the prior year period.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $17.1 million. The decrease is primarily related to a $28.1 million decrease in proceeds received from the issuance of subsidiary common stock, partially offset by a $9.5 million reduction in payments on revolving credit facilities, a $1.2 million reduction in the repurchase of convertible senior debentures and a $1.0 million increase related to the issuance of Company common stock associated with stock option exercises.

Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments related to continuing operations as of September 30, 2010 by period due or expiration of the commitment.

	Payments Due by Period
			2011 and	2013 and	Due after
	Total	Remainder of 2010	2012	2014	2014
	(In millions)
Contractual Cash Obligations:
Convertible senior debentures(a)	$78.2	$—	$31.3	$46.9	$—
Operating leases	2.6	0.2	1.2	1.2	—
Funding commitments(b)	1.2	1.0	0.2	—	—
Potential clawback liabilities(c)	2.2	0.9	1.3	—	—
Other long-term obligations(d)	4.2	0.8	1.6	1.5	0.3

Total Contractual Cash Obligations	$88.4	$2.9	$35.6	$49.6	$0.3

	Amount of Commitment Expiration by Period
			2011 and	2013 and	After
	Total	Remainder of 2010	2012	2014	2014
	(In millions)
Other Commitments:
Letters of credit(e)	$6.3	$—	$—	$—	$6.3

(a)	In February 2004, we completed the issuance of $150.0 million of the 2024 Debentures with a stated maturity of March 15, 2024. Through September 30, 2010, we have repurchased $71.8 million in face value of the 2024 Debentures. The 2024 Debentures holders have the right to require the Company to repurchase the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest. On March 10, 2010, we entered into agreements with institutional holders of an aggregate of $46.9 million in face value of our 2024 Debentures to exchange the 2024 Debentures held by such holders for $46.9 million in face amount of our 2014 Debentures. The exchange became effective on March 26, 2010. Although contractually due in 2024, the remaining $31.3 million outstanding face amount of the 2024 Debentures has been classified as due in 2011 to reflect the first required repurchase date and conform with the presentation of the 2024 Debentures as a current liability on the Consolidated Balance Sheet at September 30, 2010.

(b)	These amounts include $0.8 million in conditional commitments to provide non-consolidated partner companies with additional funding. Also included are funding commitments to private equity funds which have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management.

(c)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return is approximately $2.2 million, of which $0.9 million was reflected in Accrued expenses and other current liabilities and $1.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets.

(d)	Reflects the estimated amount payable to our former Chairman and CEO under an ongoing agreement.

(e)	A $6.3 million letter of credit is provided to the landlord of CompuCom’s Dallas headquarters lease as required in connection with our sale of CompuCom in 2004.

We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $8 million at September 30, 2010.
We remain guarantor of Laureate Pharma’s Princeton, New Jersey facility lease. Such guarantee may extend through the lease expiration in 2016 under certain circumstances. However, we are entitled to indemnification in connection with the continuation of such guaranty. As of September 30, 2010, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equaled $7.4 million.
As of September 30, 2010, we had federal net operating loss carryforwards and federal capital loss carryforwards of approximately $198.2 million and $157.1 million, respectively. The net operating loss carryforwards expire in various amounts from 2010 to 2027. The capital loss carryforwards expire in various amounts from 2010 to 2012.
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
Fluctuations in the market prices of the common stock of our publicly traded holdings may affect our net income (loss) and are likely to affect the price of our common stock. The market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. We have elected to apply the fair value option to account for our retained interest in Clarient following its deconsolidation on May 14, 2009. As a result, gains and losses on the mark-to-market of our holdings in Clarient are recognized in income (loss) from continuing operations for each accounting period for which we continue to maintain an interest in Clarient. We account for our holdings in NuPathe and Tengion as available-for-sale securities following their initial public offerings in August and April 2010, respectively. As a result, gains and losses on the mark-to-market of our holdings in NuPathe and Tengion are recognized in equity for each accounting period for which we continue to maintain an interest in these companies. Unrealized losses on available-for-sale securities are charged against net income (loss) when a decline in fair value is determined to be other than temporary. At September 30, 2010, the market values of our holdings in Clarient (Nasdaq: CLRT), NuPathe (Nasdaq: PATH) and Tengion (Nasdaq: TNGN) were approximately $103.5 million, $19.0 million and $1.8 million, respectively, and could vary significantly from period to period. By way of example, the market values of our holdings in Clarient, NuPathe and Tengion were $152.9 million, $14.5 million and $1.7 million, respectively, at November 3, 2010.

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
Although we may seek a significant equity interest and participation in the management of our partner companies, we do not control all of the significant business decisions of our partner companies. We typically have shared control or and may have very little control over some of our partner companies. In addition, although we currently own a significant interest in some of our partner companies, we do not maintain a controlling interest in any of our partner companies. Acquisitions of interests in partner companies in which we share or have no control, and the dilution of our interests in or loss of control of partner companies, will involve additional risks that could cause the performance of our interests and our operating results to suffer, including:
•	the management of a partner company having economic or business interests or objectives that are different than ours; and

•	the partner companies not taking our advice with respect to the financial or operating difficulties they may encounter.
Our inability to completely control our partner companies also could prevent us from assisting them, financially or otherwise, or could prevent us from liquidating our interests in them at a time or at a price that is favorable to us. Additionally, our partner companies may not act in ways that are consistent with our business strategy. These factors could hamper our ability to maximize returns on our interests and cause us to recognize losses on our interests in these partner companies.
We may have to buy, sell or retain assets when we would otherwise not wish to do so in order to avoid registration under the Investment Company Act.
The Investment Company Act of 1940 regulates companies which are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. Under the Investment Company Act, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. We refer to this test as the “40% Test.” Securities issued by companies other than consolidated partner companies are typically considered “investment securities” for purpose of the Investment Company Act; unless other circumstances exist which actively involve the company holding such interests in the management of the underlying company. We are a company that partners with growth-stage technology and life sciences companies to build value; we are not engaged primarily in the business of investing, reinvesting or trading in securities. We are in compliance with the 40% Test. Consequently, we do not believe that we are an investment company under the Investment Company Act.

We monitor our compliance with the 40% Test and seek to conduct our business activities to comply with this test. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively helping our partner companies in their efforts to build value. In order to continue to comply with the 40% Test, we may need to take various actions which we would otherwise not pursue. For example, we may need to retain a sizable interest in a partner company that we no longer consider strategic, we may not be able to acquire an interest in a company unless we are able to obtain a sizable ownership interest in the company, or we may be limited in the manner or timing in which we sell our interests in a partner company. Our ownership levels also may be affected if our partner companies are acquired by third parties or if our partner companies issue stock which dilutes our ownership interest. The actions we may need to take to address these issues while maintaining compliance with the 40% Test could adversely affect our ability to create and realize value at our partner companies.
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
In addition, downturns in the economy as well as possible governmental responses to any such downturns and/or to specific situations in the economy could affect the business prospects of certain of our partner companies, including, but not limited to, in the following ways: weaknesses in the financial services industries; reduced business and/or consumer spending; and/or systematic changes in the ways the healthcare system operates in the United States.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our ownership interests in our partner companies. At September 30, 2010, these interests include our equity positions in Clarient, NuPathe and Tengion, our publicly traded partner companies, which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure related to these interests. Based on closing market prices at September 30, 2010, the aggregate fair market value of our holdings in Clarient, NuPathe and Tengion were approximately $124.4 million. A 20% decrease in each of Clarient’s, NuPathe’s and Tengion’s stock prices would result in an approximate $24.9 million decrease in the fair value of our public company holdings.
In February 2004, we completed the issuance of $150.0 million of our 2024 Debentures with a stated maturity of March 15, 2024. Through March 31, 2010, we repurchased $71.8 million in face value of the 2024 Debentures. Interest payments are due in March and September of each year. The holders of these 2024 Debentures have the right to require repurchase of the 2024 Debentures on March 21, 2011, March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount plus accrued and unpaid interest. On March 10, 2010, we entered into agreements with institutional holders of an aggregate of $46.9 million in face value of our 2024 Debentures to exchange the debentures held by such holders for $46.9 million in face amount of our 2014 Debentures. The exchange became effective on March 26, 2010. Although contractually due in 2024, the remaining $31.3 million outstanding face amount of the 2024 Debentures has been classified as due in 2011 to reflect the first required repurchase date and conform with the presentation of the 2024 Debentures as a current liability on the Consolidated Balance Sheet at September 30, 2010.

					Fair
				After	Value at
Liabilities	Remainder of 2010	2011	2012	2012	September 30, 2010

2024 Debentures due by year (in millions)	$—	$31.3	$—	$—	$30.7
Fixed interest rate	2.625%	2.625%	2.625%	2.625%	N/A
Interest expense (in millions)	$0.2	$0.8	$0.8	$9.2	N/A

2014 Debentures due by year (in millions)	$—	$—	$—	$46.9	$54.4
Fixed interest rate	10.125%	10.125%	10.125%	10.125%	N/A
Interest expense (in millions)	$1.2	$4.8	$4.8	$5.7	N/A

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
Fluctuations in the market prices of the common stock of our publicly traded holdings may affect our net income (loss) and are likely to affect the price of our common stock. The market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance. We have elected to apply the fair value option to account for our retained interest in Clarient following its deconsolidation on May 14, 2009. As a result, gains and losses on the mark-to-market of our holdings in Clarient are recognized in income (loss) from continuing operations for each accounting period for which we continue to maintain an interest in Clarient. We account for our holdings in NuPathe and Tengion as available-for-sale securities following their initial public offerings in August 2010 and April 2010, respectively. As a result, gains and losses on the mark-to-market of our holdings in NuPathe and Tengion are recognized in equity for each accounting period for which we continue to maintain an interest in these companies. Unrealized losses on available-for-sale securities are charged against net income (loss) when a decline in fair value is determined to be other than temporary. At September 30, 2010, the market values of our holdings in Clarient (Nasdaq: CLRT), NuPathe (Nasdaq: PATH) and Tengion (Nasdaq: TNGN) were approximately $103.5 million, $19.0 million and $1.8 million, respectively, and could vary significantly from period to period. By way of example, the market values of our holdings in Clarient, NuPathe and Tengion were $152.9 million, $14.5 and $1.7 million, respectively, at November 3, 2010.

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

Incorporated Filing
Reference
Original
Exhibit			Form Type &	Exhibit
Number		Description	Filing Date	Number

2.1		Agreement and Plan of Merger among General Electric Company, Crane Merger Sub, Inc. and Clarient, Inc., dated as of October 22, 2010	(1)	2.1
10.1		Tender and Support Agreement, dated as of October 22, 2010 by and among General Electric Company, Crane Merger Sub, Inc. and Safeguard Delaware, Inc.	(2)	10.1
31.1	†	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2	†	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1	†	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2	†	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

†	Filed herewith

(1)	Incorporated by reference to Exhibit 2.1 to Clarient, Inc.’s Current Report on Form 8-K, filed October 22, 2010.

(2)	Incorporated by reference to Exhibit 10.1 to Clarient, Inc.’s Current Report on Form 8-K, filed October 22, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

Date: November 4, 2010	/s/ PETER J. BONI

Peter J. Boni
President and Chief Executive Officer

Date: November 4, 2010	/s/ STEPHEN T. ZARRILLI

Stephen T. Zarrilli
Senior Vice President and Chief Financial Officer