Form 10-Q
period 2011-06-30
SAFEGUARD SCIENTIFICS INC
filed 2011-07-28
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Number of shares outstanding as of July 27, 2011
Common Stock 20,685,250

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements:

Consolidated Balance Sheets — June 30, 2011 (unaudited) and December 31, 2010	3

Consolidated Statements of Operations (unaudited) — Three and Six Months Ended June 30, 2011 and 2010	4

Consolidated Statements of Cash Flows (unaudited) — Six Months Ended June 30, 2011 and 2010	5

Consolidated Statement of Changes in Equity (unaudited) — Six Months Ended June 30, 2011	6

Notes to Consolidated Financial Statements (unaudited)	7-23

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-41

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	42

Item 4 — Controls and Procedures	43

PART II — OTHER INFORMATION

Item 1A — Risk Factors	44

Item 6 — Exhibits	45

Signatures	46

Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
		(As Revised,
		See Note 13)
	(In thousands except
	per share data)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$203,437	$183,419
Cash held in escrow	6,433	6,434
Marketable securities	51,220	42,411
Restricted cash equivalents	5,023	4,893
Prepaid expenses and other current assets	1,060	785

Total current assets	267,173	237,942
Property and equipment, net	238	295
Ownership interests in and advances to partner companies	108,770	60,256
Available-for-sale securities	20,212	25,447
Long-term marketable securities	8,513	—
Long-term restricted cash equivalents	9,505	11,881
Other	626	724

Total Assets	$415,037	$336,545

LIABILITIES AND EQUITY
Current Liabilities:
Convertible senior debentures — current	$—	$31,289
Accounts payable	287	493
Accrued compensation and benefits	2,594	4,168
Accrued expenses and other current liabilities	5,017	4,223

Total current liabilities	7,898	40,173
Other long-term liabilities	4,214	5,311
Convertible senior debentures — non-current	45,373	44,630

Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 20,685 and 20,630 shares issued and outstanding in 2011 and 2010, respectively	2,068	2,063
Additional paid-in capital	809,274	806,859
Accumulated deficit	(462,502)	(575,307)
Accumulated other comprehensive income	8,712	12,816

Total equity	357,552	246,431

Total Liabilities and Equity	$415,037	$336,545

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(As Revised,		(As Revised,
		See Note 13)		See Note 13)
	(In thousands except per share data)
	(Unaudited)
General and administrative expense	$5,570	$4,910	$10,454	$9,743

Operating loss	(5,570)	(4,910)	(10,454)	(9,743)
Other income (loss), net	(775)	14,408	(1,067)	3,111
Interest income	324	239	691	336
Interest expense	(1,441)	(1,657)	(3,077)	(2,387)
Equity income (loss)	129,277	(5,357)	126,712	(10,445)

Net income (loss) before income taxes	121,815	2,723	112,805	(19,128)
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$121,815	$2,723	$112,805	$(19,128)

Net income (loss) per share:
Basic	$5.87	$0.13	$5.45	$(0.93)

Diluted	$5.05	$0.12	$4.69	$(0.94)

Average shares used in computing income (loss) per share:
Basic	20,741	20,529	20,709	20,461
Diluted	24,374	21,417	24,660	20,461
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities:

Net cash used in operating activities	$(10,392)	$(9,011)

Cash Flows from Investing Activities:

Investment in restricted cash equivalents for interest on convertible senior debentures	—	(19,009)
Proceeds from sales of and distributions from companies and funds	137,991	2,755
Advances to partner companies	(750)	(5,986)
Repayment of advances to partner companies	—	1,300
Acquisitions of ownership interests in partner companies and funds	(59,108)	(7,546)
Increase in marketable securities	(70,389)	(20,791)
Decrease in marketable securities	53,067	18,676
Capital expenditures	(7)	—
Proceeds from sale of discontinued operations, net	1	477
Other, net	107	—

Net cash provided by (used in) investing activities	60,912	(30,124)

Cash Flows from Financing Activities:
Costs on exchange of convertible senior debentures	—	(750)
Repurchase of convertible senior debentures	(30,848)	—
Issuance of Company common stock, net	346	717

Net cash used in financing activities	(30,502)	(33)

Net Increase (Decrease) in Cash and Cash Equivalents	20,018	(39,168)

Cash and Cash Equivalents at beginning of period	183,419	67,347

Cash and Cash Equivalents at end of period	$203,437	$28,179

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

			Accumulated
			other
			comprehensive			Additional
		Accumulated	income	Common stock		paid-in
	Total	deficit	(loss)	Shares	Amount	capital
	(In thousands)
	(unaudited)

Balance — December 31, 2010 (As Revised, See Note 13)	$246,431	$(575,307)	$12,816	20,630	$2,063	$806,859
Net income	112,805	112,805	—	—	—	—
Stock options exercised, net	346	—	—	51	5	341
Issuance of restricted stock, net	73	—	—	4	—	73
Stock-based compensation expense	2,001	—	—	—	—	2,001
Other comprehensive loss	(4,104)	—	(4,104)	—	—	—

Balance — June 30, 2011	$357,552	$(462,502)	$8,712	20,685	$2,068	$809,274

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. OWNERSHIP INTERESTS IN AND ADVANCES TO PARTNER COMPANIES
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies and private equity funds.

	June 30, 2011	December 31, 2010
	(In thousands)
	(Unaudited)
Equity Method:
Partner companies	$100,296	$50,561
Private equity funds	2,141	2,265

	102,437	52,826
Cost Method:
Private equity funds	2,951	2,908

Advances to partner companies	3,382	4,522

	$108,770	$60,256

Available-for-sale securities	$20,212	$25,447

In the second quarter of 2011, Advanced BioHealing, Inc. (“Advanced BioHealing”), formerly an equity method partner company, was acquired by Shire plc, resulting in net sale proceeds to the Company of $137.9 million, excluding cash held in escrow of $7.6 million. The Company recognized a gain on sale of $129.0 million which is reflected in Equity income (loss) in the Consolidated Statement of Operations.
The Company recognized an impairment charge of $1.4 million related to SafeCentral, Inc. in the first quarter of 2011 which is reflected in Equity income (loss) in the Consolidated Statement of Operations for the six months ended June 30, 2011, due to modifications to the strategic direction of the business and changes in executive management at SafeCentral.
The Company recognized an impairment charge of $0.8 million in the second quarter of 2011 which is reflected in Other income (loss), net, in the Consolidated Statements of Operations, representing the unrealized loss on the mark-to-market of its ownership interest in Tengion, which was previously recorded as a separate component of equity. The Company had previously recognized an impairment charge of $0.3 million in the first quarter of 2011. Following the impairment charge, the Company’s adjusted cost basis in Tengion was $0.7 million. The Company determined that the decline in the value of its public holdings in Tengion was other than temporary. The Company also recognized impairment charges on its holdings in Tengion of $2.1 million and $1.1 million in the first and third quarters of 2010 respectively.
For the three and six months ended June 30, 2010 the Company recognized unrealized gains of $14.1 million and $13.2 million, respectively, on the mark-to-market of its holdings in Clarient which is included in Other income (loss), net in the Consolidated Statements of Operations.
In June 2011, Portico Systems, Inc. signed a definitive agreement to be acquired by McKesson. The transaction closed in July 2011 and the Company received cash proceeds in exchange for its equity interests of approximately $32.8 million, excluding $3.4 million which will be held in escrow for a period of one year. In addition, depending on the achievement of certain milestones, the Company may receive an additional $1.9 million after a period of one year. Portico also repaid its mezzanine loan facility with the Company in the amount of $5.0 million in connection with the transaction.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. ACQUISITION OF INTERESTS IN PARTNER COMPANIES
In June 2011, the Company acquired a 34.1% ownership interest in NovaSom, Inc. (“NovaSom”) for $20.0 million. NovaSom is a diagnostics company that enables home diagnosis of obstructive sleep apnea. The Company accounts for its interest in NovaSom under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of NovaSom was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
In April 2011, the Company acquired a 24.7% ownership interest in PixelOptics Inc. (“PixelOptics”) for $25.0 million. PixelOptics provides electronic corrective eyeglasses designed to substantially reduce or eliminate the visual distortion and other limitations associated with multifocal lenses. The Company accounts for its interest in PixelOptics under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of PixelOptics was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
In April 2011, the Company funded $0.8 million of a convertible bridge loan to Alverix, Inc. (“Alverix”). The Company previously deployed an aggregate of $6.3 million in Alverix and currently maintains a 49.6% ownership interest. Alverix provides next-generation instrument and connectivity platforms for diagnostic Point-of-Care (POC) testing. The Company accounts for its holdings in Alverix under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Alverix was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
In February 2011, the Company deployed an additional $9.0 million in MediaMath. In conjunction with this funding, the Company’s ownership interest in MediaMath increased from 17.3% to 22.4%, a threshold at which the Company believes it exercises significant influence. Accordingly, the Company adopted the equity method of accounting for its holdings in MediaMath. See Note 13 regarding the change in accounting treatment for the Company’s holdings in MediaMath from the cost method to the equity method. The Company previously had acquired an interest in MediaMath in July 2009 for $6.7 million. MediaMath is an online media trading company that enables advertising agencies and their advertisers to optimize their ad spending across various exchanges through its proprietary algorithmic bidding platform and data integration technology. The difference between the Company’s cost and its interest in the underlying net assets of MediaMath was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
In February 2011, the Company acquired a 30.7% ownership interest in ThingWorx, Inc. (“ThingWorx”) for $5.0 million. ThingWorx offers a platform designed to accelerate the development of applications connecting people, systems and devices. The Company accounts for its holdings in ThingWorx under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of ThingWorx was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides the assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	Carrying	Fair Value Measurement at June 30, 2011
	Value	Level 1	Level 2	Level 3
	(in thousands)
	(unaudited)
Cash and cash equivalents	$203,437	$203,437	$—	$—
Cash held in escrow	$6,433	$6,433	$—	$—
Restricted cash equivalents	$14,528	$14,528	$—	$—

Available-for-sale securities	$20,212	$20,212	$—	$—

Marketable securities — held-to-maturity:
Commercial paper	$14,376	$14,376	$—	$—
U.S. Treasury Bills	27,593	27,593	—	—
Government agency bonds	11,051	11,051	—	—
Certificates of deposit	6,713	6,713	—	—

	$59,733	$59,733	$—	$—

	Carrying	Fair Value Measurement at December 31, 2010
	Value	Level 1	Level 2	Level 3
	(in thousands)
	(unaudited)
Cash and cash equivalents	$183,419	$183,419	$—	$—
Cash held in escrow	$6,434	$6,434	$—	$—
Restricted cash equivalents	$16,774	$16,774	$—	$—

Available-for-sale securities	$25,447	$25,447	$—	$—

Marketable securities — held-to-maturity:
Commercial paper	$27,362	$27,362	$—	$—
U.S. Treasury Bills	12,053	12,053	—	—
Certificates of deposit	2,996	2,996	—	—

	$42,411	$42,411	$—	$—

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 30, 2011, $51.2 million of marketable securities had contractual maturities which were less than one year and $8.5 million of marketable securities had contractual maturities greater than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.
The Company’s holdings in Clarient during the three months ended June 30, 2010 were measured at fair value using quoted prices for Clarient’s common stock as traded on the NASDAQ Capital Market, which is considered a Level 1 input under the valuation hierarchy.
The Company accounts for its holdings in Tengion as available-for-sale securities. The Company recognized impairment charges of $0.3 million and $0.8 million in the first and second quarters of 2011, respectively, representing the unrealized loss on the mark-to-market of its ownership interest in Tengion which was previously recorded as a separate component of equity. As of June 30, 2011, the Company’s adjusted cost basis in available-for-sale securities of Tengion was $0.7 million. The value of the Company’s holdings in Tengion was measured by reference to quoted prices for Tengion’s common stock as traded on the NASDAQ Capital Market, which is considered a Level 1 input under the valuation hierarchy.
The Company recognized an impairment charge of $1.4 million related to SafeCentral in the first quarter of 2011 measured as the amount by which SafeCentral’s carrying value exceeded its estimated fair value. The fair market value of SafeCentral was determined to be $0.8 million based on Level 3 inputs as defined above.
The Company accounts for its holdings in NuPathe as available-for-sale securities. As of June 30, 2011, the Company’s adjusted cost basis in available-for-sale securities of NuPathe was $10.8 million. As of June 30, 2011 the Company’s holdings of available-for-sale securities in NuPathe had generated an unrealized gain of $8.7 million. The value of the Company’s holdings in NuPathe was measured by reference to quoted prices for NuPathe’s common stock as traded on the NASDAQ Capital Market, which is considered a Level 1 input under the valuation hierarchy.

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
The following summarizes the components of comprehensive income (loss):

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
	(In thousands)
	(unaudited)
Net income (loss)	$121,815	$2,723	$112,805	$(19,128)
Other comprehensive income (loss), before taxes:
Unrealized net loss on available-for-sale securities	(1,939)	(754)	(5,235)	(754)

Reclassification adjustment for other than temporary impairment of available-for-sale securities included in net income (loss)	795	—	1,131	—

Total comprehensive income (loss)	$120,671	$1,969	$108,701	$(19,882)

The Company accounts for its holdings in NuPathe and Tengion as available-for-sale securities. The Company recorded unrealized net losses of $1.1 million and $4.1 million associated with available-for-sale securities as a separate component of equity in the three and six months ended June 30, 2011, respectively. The Company reclassified $0.8 million and $1.1 million in unrealized losses associated with Tengion in the three and six months ended June 30, 2011, respectively, as a result of management’s determination that the security was impaired on an other than temporary basis.
7. CONVERTIBLE DEBENTURES AND CREDIT ARRANGEMENTS
The carrying values of the Company’s convertible senior debentures were as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
	(Unaudited)
Convertible senior debentures due 2014	$44,932	$44,630
Convertible senior debentures due 2024	441	31,289

	45,373	75,919
Less: current portion	—	(31,289)

Convertible senior debentures — non-current	$45,373	$44,630

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Convertible Senior Debentures due 2024
In 2004, the Company issued an aggregate of $150 million in face value of convertible senior debentures with a stated maturity date of March 15, 2024 (the “2024 Debentures”). The Company has $0.4 million of the 2024 Debentures outstanding at June 30, 2011. On March 21, 2011, the Company repurchased $30.8 million of the 2024 Debentures as required by the 2024 Debenture holders. Interest on the 2024 Debentures is payable semi-annually. At the debentures holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. The adjusted conversion rate of the debentures is $43.3044 of principal amount per share. The closing price of the Company’s common stock at June 30, 2011 was $18.88. The remaining 2024 Debentures holders have the right to require the Company to repurchase the 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. In limited circumstances, the Company has the right to redeem all or some of the 2024 Debentures.
At June 30, 2011, the fair value of the $0.4 million outstanding 2024 Debentures approximated their carrying value based on quoted market prices as of such date.
Convertible Senior Debentures due 2014
In March 2010, the Company issued an aggregate of $46.9 million in face value of convertible senior debentures with a stated maturity of March 15, 2014 (the “2014 Debentures”). Interest on the 2014 Debentures is payable semi-annually on March 15 and September 15. In the first quarter of 2010, as required under the terms of the 2014 Debentures, the Company placed approximately $19.0 million in a restricted escrow account to make all scheduled interest payments on the 2014 Debentures through their maturity. In the first quarter of 2011, interest payments of $2.4 million were made out of the restricted escrow account and are considered non-cash investing activities. Including accrued interest, a total of $14.5 million was reflected in Restricted cash equivalents on the Consolidated Balance Sheet at June 30, 2011, of which $5.0 million was classified as a current asset.
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
The conversion price is $16.50 of principal amount per share, equivalent to a conversion rate of 60.6061 shares of Company common stock per $1,000 principal amount of the 2014 Debentures. The closing price of the Company’s common stock at June 30, 2011 was $18.88. The 2014 Debentures holders have the right to require repurchase of the 2014 Debentures upon a fundamental change, including sale of all or substantially all of the Company’s common stock or assets, liquidation, dissolution or a change in control or the delisting of the Company’s common stock from the New York Stock Exchange if the Company were unable to obtain a listing for its common stock on another national or regional securities exchange. None of the above conditions required for conversion were met as of June 30, 2011.

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
Because the 2014 Debentures may be settled in cash or partially in cash upon conversion, the Company separately accounts for the liability and equity components of the 2014 Debentures. The carrying amount of the liability component was determined at the exchange date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the carrying value of the 2014 Debentures as a whole at the exchange date. The carrying value of the 2014 Debentures as a whole at the exchange date was equal to their fair value of $55.2 million determined using a convertible bond valuation model. At June 30, 2011, the fair value of the $46.9 million outstanding 2014 Debentures was approximately $67.7 million based on quoted market prices as of such date. At June 30, 2011, the carrying amount of the equity component was $10.8 million, the principal amount of the liability component was $46.9 million, the unamortized discount was $2.0 million and the net carrying value of the liability component was $44.9 million. The Company is amortizing the excess of the face value of the 2014 Debentures over their carrying value to interest expense over their term. The effective interest rate on the 2014 Debentures is 12.5%.
Credit Arrangements
The Company is party to a loan agreement which provides it with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the lending bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts and the lesser of $80 million or 75% of its investment and securities accounts at the lending bank. The credit facility, as amended December 31, 2010, matures on December 31, 2012. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which has been required in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at June 30, 2011 was $43.7 million.
8. STOCK-BASED COMPENSATION
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
	(unaudited)		(unaudited)
General and administrative expense	$1,274	$1,079	$2,001	$1,817

	$1,274	$1,079	$2,001	$1,817

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At June 30, 2011, the Company had outstanding options that vest based on three different types of vesting schedules:
1)	market—based;
2)	performance-based; and
3)	service-based.
Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if market capitalization targets are achieved earlier than estimated. During the six months ended June 30, 2011 and 2010, respectively, the Company did not issue any market-based option awards to employees. During the six months ended June 30, 2011 and 2010, respectively, 58 thousand and 11 thousand options vested based on achievement of market capitalization targets. The Company recorded compensation expense related to market-based option awards of $0.4 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively and $0.9 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively. Depending on the Company’s stock performance, the maximum number of unvested shares at June 30, 2011 attainable under these grants was 1.1 million shares.
Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. During the six months ended June 30, 2011 and 2010 respectively, no performance-based awards vested. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the six months ended June 30, 2011 and 2010, respectively, the Company issued 64 thousand and zero performance-based option awards to employees. The Company recorded compensation expense related to performance-based option awards of $0.2 million and $0.0 million for the three months ended June 30, 2011 and 2010, respectively and $0.2 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively. The maximum number of unvested shares at June 30, 2011 attainable under these grants was 683 thousand shares.
All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the six months ended June 30, 2011 and 2010, respectively, the Company issued 61 thousand and 45 thousand service-based option awards to employees. The Company recorded compensation expense related to service-based option awards of $0.3 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively and $0.4 million and $0.6 million for the six months ended June 30, 2011 and 2010, respectively.
During the six months ended June 30, 2011 and 2010, respectively, the Company issued 23 thousand and 26 thousand deferred stock units to non-employee directors for annual service grants or fees earned during the preceding quarter. Deferred stock units issued in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.
Total compensation expense for deferred stock units, performance-based stock units and restricted stock was approximately $0.3 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively, and $0.5 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. INCOME TAXES
The Company’s consolidated income tax benefit (expense) was $0.0 million for both the three and six months ended June 30, 2011 and 2010.
During the three months ended June 30, 2011, the Company generated tax expense of $44.5 million on the sale of its holdings in Advanced BioHealing, which was entirely offset by capital loss carryforwards and net operating loss carryforwards which had been reduced by a full valuation allowance.
The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax expense that would have been recognized in the six months ended June 30, 2011 and the benefit of the net operating loss that would have been recognized in the six months ended June 30, 2010 were offset by changes in the valuation allowance.
During the six months ended June 30, 2011, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. NET INCOME (LOSS) PER SHARE
The calculations of net income (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands except per share data)
	(unaudited)

Basic:

Net income (loss)	$121,815	$2,723	$112,805	$(19,128)

Average common shares outstanding	20,741	20,529	20,709	20,461

Net income (loss) per share	$5.87	$0.13	$5.45	$(0.93)

Diluted:

Net income (loss)	$121,815	$2,723	$112,805	$(19,128)
Interest on convertible senior debentures	1,384	—	2,962	$—
Impact of partner company dilutive securities	—	(189)	—	(108)

Net income (loss) for dilutive share computation	$123,199	$2,534	$115,767	$(19,236)

Number of shares used in basic per share computation	20,741	20,529	20,709	20,461
Convertible senior debentures	2,855	—	3,166	—
Unvested restricted stock and DSUs	69	104	78	—
Employee stock options	709	784	707	—

Average common shares outstanding	24,374	21,417	24,660	20,461

Net income (loss) per share	$5.05	$0.12	$4.69	$(0.94)

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
The following potential shares of common stock and their effects on income were excluded from the diluted net income (loss) per share calculation for the three months ended June 30, 2011 and 2010 because their effect would be anti-dilutive:
•	At June 30, 2010 options to purchase 0.6 million shares of common stock at prices ranging from $10.10 to $21.36, were excluded from the calculations.
•	At June 30, 2011 and 2010, unvested restricted stock units, performance stock units and DSUs convertible into 0.2 million and 0.1 million shares of stock, respectively, were excluded from the calculations.
•	At June 30, 2010, 0.7 million shares related to the Company’s 2024 Debentures (see Note 7), representing the effect of assumed conversion of the 2024 Debentures, were excluded from the calculations.
•	At June 30, 2010, 2.8 million shares related to the Company’s 2014 Debentures (see Note 7) representing the effect of assumed conversion of the 2014 Debentures, were excluded from the calculations.
The following potential shares of common stock and their effects on income were excluded from the diluted net income (loss) per share calculation for the six months ended June 30, 2011 and 2010 because their effect would be anti-dilutive:
•	At June 30, 2010 options to purchase 3.2 million shares of common stock at prices ranging from $10.10 to $21.36 per share, were excluded from the calculations.
•	At June 30, 2011 and 2010, unvested restricted stock units, performance stock units and DSUs convertible into 0.2 million shares of stock, were excluded from the calculations.
•	At June 30, 2010, 0.7 million shares related to the Company’s 2024 Debentures (see Note 7), representing the effect of assumed conversion of the 2024 Debentures, were excluded from the calculations.
•	At June 30, 2010, 2.8 million shares related to the Company’s 2014 Debentures (see Note 7), representing the effect of assumed conversion of the 2014 Debentures, were excluded from the calculations.

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
As of June 30, 2011, the Company held an active interest in 15 non-consolidated partner companies. The Company’s reportable operating segments are Life Sciences and Technology.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s active partner companies by segment were as follows as of June 30, 2011:
Life Sciences

	Safeguard Primary
	Ownership
Partner Company	as of June 30, 2011	Accounting Method
Alverix, Inc.	49.6%	Equity
Good Start Genetics, Inc.	26.3%	Equity
Molecular Biometrics, Inc.	35.0%	Equity
NovaSom, Inc.	34.1%	Equity
NuPathe, Inc.	18.1%	Available-for-sale (1)
PixelOptics, Inc.	24.7%	Equity
Tengion, Inc.	2.5%	Available-for-sale (2)

(1)	The Company’s ownership interest in NuPathe is accounted for as available-for-sale securities following NuPathe’s completion of an initial public offering in August 2010.

(2)	The Company’s ownership interest in Tengion is accounted for as available-for-sale securities following Tengion’s completion of an initial public offering in April 2010.
Technology

	Safeguard Primary
	Ownership
Partner Company	as of June 30, 2011	Accounting Method

Advantedge Healthcare Solutions, Inc.	40.2%	Equity
Beyond.com, Inc.	38.3%	Equity
Bridgevine, Inc.	22.8%	Equity
MediaMath, Inc.	22.6%	Equity (3)
Portico Systems, Inc.	45.4%	Equity
SafeCentral, Inc.	20.1%	Equity
Swap.com	45.6%	Equity
ThingWorx, Inc.	30.7%	Equity

(3)	In the first quarter of 2011, the Company’s ownership interest in MediaMath increased from 17.3% to 22.4%, a threshold at which the Company believes it exercises significant influence. Accordingly, the Company changed its accounting for MediaMath from the cost method to the equity method.
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
As of June 30, 2011 and December 31, 2010, all of the Company’s assets were located in the United States.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Segment assets in Other Items included primarily cash, cash equivalents, cash held in escrow, restricted cash equivalents and marketable securities of $284.1 million and $249.0 million, at June 30, 2011 and December 31, 2010, respectively.

	Three Months Ended June 30, 2011
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)
	(unaudited)

Operating loss	$—	$—	$—	$(5,570)	$(5,570)
Net income (loss)	129,691	(1,179)	128,512	(6,697)	121,815

Segment Assets:
June 30, 2011	71,851	52,039	123,890	291,147	415,037
December 31, 2010	37,710	42,820	80,530	256,015	336,545

	Three Months Ended June 30, 2010
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)
	(unaudited)
Operating loss	$—	$—	$—	$(4,910)	$(4,910)
Net income (loss)	11,302	(2,541)	8,761	(6,038)	2,723

	Six Months Ended June 30, 2011
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)
	(unaudited)

Operating loss	$—	$—	$—	$(10,454)	$(10,454)
Net income (loss)	130,426	(4,747)	125,679	(12,874)	112,805

	Six Months Ended June 30, 2010
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
	(In thousands)
	(unaudited)
Operating loss	$—	$—	$—	$(9,743)	$(9,743)
Net income (loss)	4,897	(4,302)	595	(19,723)	(19,128)

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
Not including the Laureate lease guaranty described below, the Company had outstanding guarantees of $3.8 million at June 30, 2011.
The Company has committed capital of approximately $0.3 million to various private equity funds. These commitments are expected to be funded during the next 12 months.
Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of certain private equity funds (“clawback”). The maximum clawback the Company could be required to return due to our general partner interest is approximately $2.2 million, of which $1.9 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2011.
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
The Company remains guarantor of Laureate Pharma’s Princeton, New Jersey facility lease. Such guarantee may extend through the lease expiration in 2016 under certain circumstances. However, the Company is entitled to indemnification in connection with the continuation of such guaranty. As of June 30, 2011, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equaled $6.6 million.
In October 2001, the Company entered into an agreement with its former Chairman and Chief Executive Officer, to provide for annual payments of $650,000 per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $3.0 million was included in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2011.
The Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004.
The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $8 million at June 30, 2011.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. CHANGE IN ACCOUNTING PRINCIPLE
During first quarter of 2011, the Company increased its ownership interest in MediaMath to 22.4%, a threshold at which the Company believes it exercises significant influence. Accordingly, the Company adopted the equity method of accounting for its holdings in MediaMath. The Company has adjusted the financial statements for prior periods contained in this Form 10-Q to retrospectively apply the equity method of accounting for its holdings in MediaMath since the initial date of acquisition in July 2009. The effect of the change was to decrease Ownership interests in and advances to partner companies by $0.5 million as of December 31, 2010 and to increase Equity loss by $0.2 million and $0.3 million for the three and six months ended June 30, 2010, respectively.

	December 31, 2010
	(in thousands)
	Previously
	Reported	As Revised
Balance Sheet:
Ownership interests in and advances to partner companies	$60,761	$60,256
Total Assets	337,050	336,545
Accumulated deficit	(574,802)	(575,307)
Equity	$246,936	$246,431

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
	(In thousands except		(In thousands except
	per share data)		per share data)
	Previously	As	Previously	As
	Reported	Revised	Reported	Revised

Statement of Operations:
Equity loss	$(5,155)	$(5,357)	$(10,164)	$(10,445)
Net income (loss) before income taxes	2,925	2,723	(18,847)	(19,128)
Basic loss per share	$0.14	$0.13	$(0.92)	$(0.93)
Diluted loss per share	$0.13	$0.12	$(0.93)	$(0.94)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Consolidation Method. We account for partner companies in which we maintain a controlling financial interest, generally those in which we directly or indirectly own more than 50% of the outstanding voting securities, using the consolidation method of accounting. Upon consolidation of our partner companies, we reflect the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company as a noncontrolling interest in the Consolidated Balance Sheet. The noncontrolling interest is presented within equity, separately from the equity of the parent company. Losses attributable to the parent company and the noncontrolling interest may exceed their interest in the subsidiary’s equity. As a result, the noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance as of each balance sheet date. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the parent company’s common shareholders and the noncontrolling interest. As of June 30, 2011, we did not hold a controlling interest in any of our partner companies.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Life Sciences	$129,691	$11,302	$130,426	$4,897
Technology	(1,179)	(2,541)	(4,747)	(4,302)

Total segments	128,512	8,761	125,679	595

Other items:
Corporate operations	(6,697)	(6,038)	(12,874)	(19,723)
Income tax benefit	—	—	—	—

Total other items	(6,697)	(6,038)	(12,874)	(19,723)

Net income (loss)	$121,815	$2,723	$112,805	$(19,128)

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

Life Sciences
The following active partner companies as of June 30, 2011 were included in Life Sciences:

	Safeguard Primary
	Ownership as of
	June 30,
	2011	2010	Accounting Method
Alverix, Inc.	49.6%	49.6%	Equity
Good Start Genetics, Inc.	26.3%	NA	Equity
Molecular Biometrics, Inc.	35.0%	35.1%	Equity
NovaSom, Inc.	34.1%	NA	Equity
NuPathe, Inc.	18.1%	22.9%	Available -for-sale (1)
PixelOpics, Inc.	24.7%	NA	Equity
Tengion, Inc.	2.5%	4.8%	Available -for-sale (2)

(1)	Our ownership interest in NuPathe is accounted for as available-for-sale securities following NuPathe’s completion of an initial public offering in August 2010. We previously accounted for NuPathe under the equity method.

(2)	Our ownership interest in Tengion is accounted for as available-for-sale securities following Tengion’s completion of an initial public offering in April 2010. We previously accounted for Tengion under the cost method.
Results of operations for the Life Sciences segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Other income (loss), net	$(775)	$14,107	$(1,087)	$11,027
Equity income (loss)	130,466	(2,805)	131,513	(6,130)

Net income	$129,691	$11,302	$130,426	$4,897

Three months ended June 30, 2011 versus the three months ended June 30, 2010
Other Income (Loss), Net. Other income (loss), net decreased $14.9 million for the three months ended June 30, 2011, compared to the prior year period. Other income (loss), net for the three months ended June 30, 2011 reflected an impairment charge of $0.8 million on our holdings in Tengion. Other income (loss), net for the three months ended June 30, 2010 reflected a $14.1 million gain on the mark-to-market of our holdings in Clarient.
Equity income (loss). Equity income (loss) fluctuates with the number of Life Sciences partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag basis. Equity income (loss) for Life Sciences increased $133.3 million in the three months ended June 30, 2011 compared to the prior year period. In the second quarter of 2011, Advanced BioHealing was acquired by Shire plc. We recognized a gain of $129.0 million in connection with the transaction. The remainder of the increase was attributable to smaller losses incurred for partner companies in the Life Sciences segment as well as a reduction of the number of companies in the Life Sciences segment.

Six months ended June 30, 2011 versus the six months ended June 30, 2010
Other Income (Loss), Net. Other income (loss), net decreased $12.1 million for the six months ended June 30, 2011, compared to the prior year period. Other income (loss), net for the six months ended June 30, 2011 reflected an impairment charge of $1.1 million on our holdings in Tengion. Other income (loss), net for the six months ended June 30, 2010 reflected a $13.2 million gain on the mark-to-market of our holdings in Clarient, offset by an impairment charge of $2.1 million related to our holdings in Tengion.
Equity income (loss). Equity income (loss) for Life Sciences increased $137.6 million in the six months ended June 30, 2011 compared to the prior year period. In the second quarter of 2011, our former equity method partner company Advanced BioHealing was acquired by Shire plc. We recognized a gain of $129.0 million in connection with the transaction. The remainder of the increase was attributable to smaller losses incurred for partner companies in the Life Sciences segment as well as a reduction of the number of companies in the Life Sciences segment.
Technology
The following active partner companies as of June 30, 2011 were included in Technology:

	Safeguard Primary
	Ownership as of
	June 30,
Partner Company	2011	2010	Accounting Method
Advantedge Healthcare Solutions, Inc.	40.2%	39.7%	Equity
Beyond.com, Inc.	38.3%	38.3%	Equity
Bridgevine, Inc.	22.8%	23.4%	Equity
MediaMath, Inc.	22.6%	17.3%	Equity (1)
Portico Systems, Inc.	45.4%	45.4%	Equity
SafeCentral, Inc.	20.1%	20.1%	Equity
Swap.com	45.6%	46.6%	Equity
ThingWorx, Inc.	30.7%	NA	Equity

(1)	In the first quarter of 2011, our ownership interest in MediaMath increased from 17.3% to 22.4%, a threshold at which we believe we exercise significant influence. Accordingly, we changed our method of accounting for MediaMath from the cost method to the equity method.
Results of operations for the Technology segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Equity loss	$(1,179)	$(2,541)	$(4,747)	$(4,302)

Net loss from continuing operations before income taxes	$(1,179)	$(2,541)	$(4,747)	$(4,302)

Three months ended June 30, 2011 versus the three months ended June 30, 2010
Equity Loss. Equity loss for Technology decreased $1.4 million in the three months ended June 30, 2011, compared to the prior year period. The decrease was due to smaller losses incurred at partner companies within the Technology segment.
Six months ended June 30, 2011 versus the six months ended June 30, 2010
Equity Loss. Equity loss fluctuates with the number of Technology partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag. Equity loss for Technology increased $0.4 million in the six months ended June 30, 2011, compared to the prior year period. The increase was due to a $1.4 million impairment charge related to SafeCentral recorded in the first quarter of 2011 patially offset by smaller losses incurred at partner companies within the Technology segment.

Corporate Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
General and administrative expense	$(4,264)	$(3,803)	$(8,389)	$(7,869)
Stock-based compensation	(1,274)	(1,079)	(2,001)	(1,817)
Depreciation	(32)	(28)	(64)	(57)
Interest income	324	239	691	336
Interest expense	(1,441)	(1,657)	(3,077)	(2,387)
Other income (loss), net	—	301	20	(7,916)
Equity loss	(10)	(11)	(54)	(13)

	$(6,697)	$(6,038)	$(12,874)	$(19,723)

Three months ended June 30, 2011 versus the three months ended June 30, 2010
General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and travel-related costs. General and administrative expense increased $0.5 million when compared to the prior year period. The increase was primarily attributable to an increase in employee costs of $0.3 million and an increase in professional fees of $0.1 million.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. Stock-based compensation increased $0.2 million when compared to the prior year period. The increase was primarily attributable to higher expense related to performance-based stock option and stock unit awards.
Interest Income. Interest income includes all interest earned on available cash and marketable security balances. Interest income increased $0.1 million in the three months ended June 30, 2011 compared to the prior year period due to higher average invested cash balances.
Interest Expense. Interest expense is primarily related to our 2024 and 2014 Debentures. As discussed below under Liquidity and Capital Resources, we exchanged a portion of our convertible senior debentures effective March 26, 2010. In the first quarter of 2011, we repaid $30.8 million of our 2024 Debentures. The decrease in interest expense of $0.2 million in the three months ended June 30, 2011 compared to the prior year period is related to the repayment of the 2024 Debentures.
Other income (loss), net. Other income (loss), net decreased $0.3 million for the three months ended June 30, 2011 compared to the prior year. Other income (loss), net for the three months ended June 30, 2010 primarily related to a change in our estimated net clawback liability attributable to a private equity fund.
Equity loss. Equity loss for both periods presented related to our private equity holdings accounted for under the equity method.
Six months ended June 30, 2011 versus the six months ended June 30, 2010
General and Administrative Expense. General and administrative expense increased $0.5 million when compared to the prior year period. The increase was primarily attributable to an increase in employee costs.
Stock-Based Compensation. Stock-based compensation increased $0.2 million when compared to the prior year period. The increase was primarily attributable to higher expense related to performance-based stock option and stock unit awards.
Interest Income. Interest income increased $0.4 million in the six months ended June 30, 2011 compared to the prior year period due to higher average invested cash balances.
Interest Expense. The increase in interest expense of $0.7 million in the six months ended June 30, 2011 compared to the prior year period is related to the higher coupon rate of 10.125% payable on our 2014 Debentures as compared to a 2.625% coupon rate on the 2024 Debentures and accretion of the discount and amortization of debt issuance costs in the amount of $0.2 million associated with our 2014 Debentures.

Other income (loss), net. Other income (loss), net decreased $7.9 million for the six months ended June 30, 2011 compared to the prior year. Other income (loss), net for the six months ended June 30, 2010 included an $8.5 million loss on exchange of $46.9 million in face value of our convertible senior debentures, partially offset by $0.3 million gains on sales of legacy assets.
Equity loss. Equity loss for both periods presented related to our private equity holdings accounted for under the equity method.
Income Tax Expense (Benefit)
Income tax benefit (expense) was $0.0 million for both the three and six months ended June 30, 2011 and 2010.
During the three months ended June 30, 2011, we generated tax expense of $44.5 million on the sale of our holdings in Advanced BioHealing, which was entirely offset by capital loss carryforwards and net operating loss carryforwards which had been reduced by a full valuation allowance.
We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax expense that would have been recognized in the six months ended June 30, 2011 and the benefit of the net operating loss that would have been recognized in the six months ended June 30, 2010 were offset by changes in the valuation allowance.
During the six months ended June 30, 2011, we had no material changes in uncertain tax positions.
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
As of June 30, 2011, we had $203.4 million of cash and cash equivalents and $59.7 million of short-term and long-term marketable securities for a total of $263.1 million. In addition, we had $6.4 million of cash held in escrow, including accrued interest, related to our May 2008 sale of our equity and debt interests in Acsis, Inc., Alliance Consulting Group Associates, Inc., Laureate Pharma, Inc., ProModel Corporation and Neuronyx, Inc. (the “Bundle Transaction”) and $14.5 million was held in a restricted escrow account to service interest on the 2014 Debentures, as discussed below.
In July 2011, we signed a definitive agreement to acquire a 36% ownership interest in Penn Mezzanine, a mezzanine lender which commenced operations in early 2010. We will deploy up to $30 million over a several year period in lending opportunities that meet certain predefined criteria alongside existing and future Penn Mezzanine funds. Approximately $3.7 million of this commitment is expected to be funded in the third quarter of 2011, representing the purchase price for our 36% interest in Penn Mezzanine.
In June 2011, Portico Systems, Inc. signed a definitive agreement to be acquired by McKesson. The transaction closed in July 2011 and we received cash proceeds in exchange for our equity interests of approximately $32.8 million, excluding $3.4 million which will be held in escrow for a period of one year. In addition, depending on the achievement of certain milestones, we may receive an additional $1.9 million after a period of one year. Portico also repaid its mezzanine loan facility with us in the amount of $5.0 million in connection with the transaction.
In the second quarter of 2011, Advanced BioHealing was acquired by Shire plc, resulting in net proceeds of $137.9 million. An additional $7.6 million was placed in escrow until March 2012.
In December 2010, Avid was acquired by Eli Lily and Company resulting in net proceeds to us of $32.3 million. We expect to receive an additional $3.4 million currently being held in escrow within one year. In addition, depending on the achievement of certain difficult milestones, we could receive additional proceeds of up to $58.0 million over an eight year period.
In December 2010, we received cash proceeds of $2.6 million related to the sale of Quinnova Pharmaceuticals, Inc. Depending on the achievement of certain milestones, we could receive additional proceeds of $1.9 million over the next two years.
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

In 2004, we issued an aggregate of $150 million in face value of convertible senior debentures with a stated maturity date of March 15, 2024 (the “2024 Debentures”). We had $0.4 million of the 2024 Debentures outstanding at June 30, 2011. On March 21, 2011, we repurchased $30.8 million of the 2024 Debentures as required by the Debenture holders. Interest on the 2024 Debentures is payable semi-annually. At the debentures holders’ option, the 2024 Debentures are convertible into our common stock through March 14, 2024, subject to certain conditions. The adjusted conversion rate of the debentures is $43.3044 of principal amount per share. The closing price of our common stock at June 30, 2011 was $18.88. The remaining 2024 Debentures holders have the right to require us to repurchase the 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. In limited circumstances, we have the right to redeem all or some of the 2024 Debentures.
In March 2010, we issued $46.9 million in face value of our 10.125% senior convertible debentures, due 2014 (the “2014 Debentures”) in an exchange transaction for the same face amount of our 2024 Debentures. Interest on the 2014 Debentures is payable semi-annually. As required by the terms of the 2014 Debentures, at issuance we placed approximately $19.0 million in a restricted escrow account to service interest associated with the 2014 Debentures through their maturity. At the debentures holders’ option, the 2014 Debentures are convertible into our common stock prior to March 15, 2013 subject to certain conditions, and at anytime after March 15, 2013. The conversion rate of the 2014 Debentures is $16.50 of principal amount per share. The closing price of our common stock at June 30, 2011 was $18.88. The 2014 Debentures holders have the right to require repurchase of the 2014 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution, a change in control or the delisting of our common stock from the New York Stock Exchange if we were unable to obtain a listing for our common stock on another national or regional securities exchange. Subject to certain conditions, we may mandatorily convert all or some of the 2014 Debentures at any time after March 15, 2012. If we elect to mandatorily convert any of the 2014 Debentures, we will be required to pay any interest that would have accrued and become payable on the debentures through their maturity. Upon a conversion of the 2014 Debentures, we have the right to settle the conversion in stock, cash or a combination thereof.
Because the 2014 Debentures may be settled in cash or partially in cash upon conversion, we have separately accounted for the liability and equity components of the 2014 Debentures. The carrying amount of the liability component was determined at the exchange date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the carrying value of the 2014 Debentures as a whole. The carrying value of the 2014 Debentures as a whole was equal to their fair value at the exchange date. We are amortizing the excess of the face value of the 2014 Debentures over their carrying value to interest expense over their term. At June 30, 2011, the fair value of the $46.9 million outstanding 2014 Debentures was approximately $67.7 million based on quoted market prices as of such date.
We are party to a loan agreement which provides us with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the lending bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts and the lesser of $80 million or 75% of our investment and securities accounts at the lending bank. The credit facility matures on December 31, 2012. Under the credit facility, we provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which has been required in connection with our sale of CompuCom Systems in 2004. Availability under our revolving credit facility at June 30, 2011 was $43.7 million.
At June 30, 2011, we had committed capital of approximately $0.3 million, including conditional commitments to provide partner companies with additional funding and commitments made to various private equity funds in prior years. These commitments are expected to be funded in the next 12 months.
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
In May 2001, we entered into a $26.5 million loan agreement with our former Chairman and Chief Executive Officer. In December 2006, we restructured the obligation to reduce the amount outstanding to $14.8 million, bearing interest at a rate of 5.0% per annum. Since 2001 and through June 30, 2011, we have received a total of $16.9 million in payments against the loan. The carrying value of the loan at June 30, 2011 was zero.

We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $2.2 million, of which $1.9 million was reflected in accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2011.
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
For the reasons we presented above, we believe our cash and cash equivalents at June 30, 2011, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including commitments to our existing companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.

Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Net cash used in operating activities	$(10,392)	$(9,011)
Net cash provided by (used in) investing activities	60,912	(30,124)
Net cash (used in) provided by financing activities	(30,502)	(33)

	$20,018	$(39,168)

Net Cash Used In Operating Activities
Net cash used in operating activities increased by $1.4 million. The change primarily related to a $1.4 million increase in cash used for payments under our management incentive plan, higher employee compensation costs of $0.5 million and an increase in professional fees of $0.1 million, partially offset by a $0.6 million decrease in cash used for the payment of interest on the 2024 Debentures.
Net Cash Provided by (Used In) Investing Activities
Net cash provided by (used in) investing activities increased by $91.0 million. The increase primarily related to $137.9 million in proceeds received on the sale of Advanced BioHealing, a $5.2 million decrease in advances to partner companies and a $19.0 million increase related to cash transferred to escrow to service interest payments on the 2014 Debentures in the prior year, partially offset by a $51.5 million increase in cash paid to acquire ownership interests in partner companies and funds, a $15.2 million net increase in cash paid to acquire marketable securities, a $1.3 million decrease in repayments of advances to partner companies.
Net Cash (Used in) Provided by Financing Activities
Net cash (used in) provided by financing activities increased by $30.5 million. The increase primarily related to the repurchase of $30.8 million of the 2024 Debentures in the six months ended June 30, 2011.

Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments as of June 30, 2011 by period due or expiration of the commitment.

	Payments Due by Period
		Remainder of	2012 and	2014 and	Due after
	Total	2011	2013	2015	2015
	(In millions)
Contractual Cash Obligations:
Convertible senior debentures(a)	$47.3	$—	$—	$47.3	$—
Operating leases	1.6	0.2	1.0	0.4	—
Funding commitments(b)	0.3	0.3	—	—	—
Potential clawback liabilities(c)	2.2	1.9	0.3	—	—
Other long-term obligations(d)	3.8	0.8	1.5	1.5	—

Total Contractual Cash Obligations	$55.2	$3.2	$2.8	$49.2	$—

	Amount of Commitment Expiration by Period
		Remainder of	2012 and	2014 and	After
	Total	2011	2013	2015	2015
	(In millions)
Other Commitments:
Letters of credit(e)	$6.3	$—	$—	$—	$6.3

(a)	We have outstanding $0.4 million of 2024 Debentures with a stated maturity of March 15, 2024. On March 21, 2011, we repurchased $30.8 million of the 2024 Debentures as required by the 2024 Debenture holders. The holders of the remaining 2024 Debentures have the right to require the Company to repurchase the remaining 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest. In March 2010, we issued $46.9 million in face value of our 10.125% senior convertible debentures, due 2014 (the “2014 Debentures”) in an exchange transaction for the same face amount of our 2024 Debentures.

(b)	These amounts represent $0.3 million in conditional commitments to provide non-consolidated partner companies with additional funding. Also included are funding commitments to private equity funds which have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management.

(c)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return is approximately $2.2 million, of which $1.9 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets.

(d)	Reflects the estimated amount payable to our former Chairman and CEO under an ongoing agreement.

(e)	A $6.3 million letter of credit is provided to the landlord of CompuCom’s Dallas headquarters lease as required in connection with our sale of CompuCom in 2004.
We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $8 million at June 30, 2011.

We remain guarantor of Laureate Pharma’s Princeton, New Jersey facility lease. Such guarantee may extend through the lease expiration in 2016 under certain circumstances. However, we are entitled to indemnification in connection with the continuation of such guaranty. As of June 30, 2011, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equaled $6.6 million.
As of December 31, 2010, we had federal net operating and capital loss carryforwards totaling approximately $266.5 million. During the six month period ended June 30, 2011, we utilized federal net operating and capital loss carryforwards totaling approximately $127.2 million to offset the taxable gain on the sale of Advanced BioHealing. Our remaining loss carryforwards expire in various amounts from 2011 to 2030.
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
Our partner companies’ business strategies are often highly dependent upon the successful launch and commercialization of an innovative information technology, medical device, healthcare diagnostic, etc. Despite all of our efforts to understand the research and development underlying the innovation or creation of such technologies, etc. before we deploy capital to a partner company, often-times the performance of the technology, device etc. never matches the expectations of us or the partner company. In those situations, it is likely that we will incur a partial or total loss of the capital which we deployed in such partner company.
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
We are exposed to equity price risks on the marketable portion of our ownership interests in our partner companies. At June 30, 2011, these interests included our equity positions in NuPathe and Tengion, our publicly traded partner companies, which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure related to these interests. Based on closing market prices at June 30, 2011, the aggregate fair market value of our holdings in NuPathe and Tengion were approximately $20.2 million. A 20% decrease in each of NuPathe’s and Tengion’s stock prices would result in an approximate $4.0 million decrease in the fair value of our public company holdings.
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

					Fair
	Remainder of			After	Value at
Liabilities	2011	2012	2013	2013	June 30, 2011

2024 Debentures due by year (in millions)	$—	$—	$—	$0.4	$0.4
Fixed interest rate	2.625%	2.625%	2.625%	2.625%	N/A
Interest expense (in millions)	$—	$—	$—	$0.1	N/A

2014 Debentures due by year (in millions)	$—	$—	$—	$46.9	$67.7
Fixed interest rate	10.125%	10.125%	10.125%	10.125%	N/A
Interest expense (in millions)	$2.4	$4.8	$4.8	$1.0	N/A

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2011 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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

Incorporated Filing
Reference
Original
Exhibit			Form Type &	Exhibit
Number		Description	Filing Date	Number

10.1		Consent Agreement, dated as of May 17, 2011, by and among Shire Pharmaceuticals, Inc. and certain stockholders of Advanced BioHealing, Inc.	Form 8-K 5/18/11	10.1

10.2	†	Second Loan Modification Agreement dated as of April 29, 2011, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard Delaware II, Inc.	—	—

31.1	†	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2	†	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1	†	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2	†	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

101	†	The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets — June 30, 2011 (unaudited) and December 31, 2010; (ii) Consolidated Statements of Operations (unaudited) — Three and six months ended June 30, 2011 and 2010; (iii) Condensed Statements of Cash Flows (unaudited) — Six months ended June 30, 2011 and 2010; (iv) Consolidated Statement of Shareholders’ Equity — Six months ended June 30, 2011;and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text*.	—	—

†	Filed herewith

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

Date: July 28, 2011	/s/ PETER J. BONI Peter J. Boni President and Chief Executive Officer

Date: July 28, 2011	/s/ STEPHEN T. ZARRILLI Stephen T. Zarrilli
Senior Vice President and Chief Financial Officer