Form 10-Q
period 2011-09-30
SAFEGUARD SCIENTIFICS INC
filed 2011-10-28
CIK 86115

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2011
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
Yes ☐   No ☑
Number of shares outstanding as of October 27, 2011
Common Stock 20,723,287

SAFEGUARD SCIENTIFICS, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements:

Consolidated Balance Sheets (unaudited) — September 30, 2011 and December 31, 2010	3

Consolidated Statements of Operations (unaudited) — Three and Nine Months Ended September 30, 2011 and 2010	4

Consolidated Statements of Cash Flows (unaudited) — Nine Months Ended September 30, 2011 and 2010	5

Consolidated Statement of Changes in Equity (unaudited) — Nine Months Ended September 30, 2011	6

Notes to Consolidated Financial Statements (unaudited)	7-24

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-41

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	42

Item 4 — Controls and Procedures	43

PART II — OTHER INFORMATION

Item 1A — Risk Factors	44

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6 — Exhibits	45

Signatures	46

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
		(As Revised, See
		Note 13)
	(In thousands except
	per share data)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$144,241	$183,419
Cash held in escrow	6,433	6,434
Marketable securities	121,118	42,411
Restricted cash equivalents	5,137	4,893
Prepaid expenses and other current assets	1,253	785

Total current assets	278,182	237,942
Property and equipment, net	260	295
Ownership interests in and advances to partner companies	117,417	60,256
Available-for-sale securities	5,694	25,447
Long-term marketable securities	15,019	—
Long-term restricted cash equivalents	7,128	11,881
Other	585	724

Total Assets	$424,285	$336,545

LIABILITIES AND EQUITY
Current Liabilities:
Convertible senior debentures — current	$—	$31,289
Accounts payable	238	493
Accrued compensation and benefits	3,495	4,168
Accrued expenses and other current liabilities	4,033	4,223

Total current liabilities	7,766	40,173
Other long-term liabilities	4,133	5,311
Convertible senior debentures — non-current	45,531	44,630

Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 20,728 and 20,630 shares
issued and outstanding in 2011 and 2010, respectively	2,073	2,063
Additional paid-in capital	810,404	806,859
Accumulated deficit	(440,171)	(575,307)
Accumulated other comprehensive income	(5,451)	12,816

Total equity	366,855	246,431

Total Liabilities and Equity	$424,285	$336,545

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(As Revised, See		(As Revised, See
		Note 13)		Note 13)
		(In thousands except per share data)
		(Unaudited)
General and administrative expense	$5,100	$4,256	$15,554	$13,999

Operating loss	(5,100)	(4,256)	(15,554)	(13,999)
Other income (loss), net	(324)	8,144	(1,391)	11,255
Interest income	278	180	969	516
Interest expense	(1,445)	(1,674)	(4,522)	(4,061)
Equity income (loss)	28,922	(1,798)	155,634	(12,243)

Net income (loss) before income taxes	22,331	596	135,136	(18,532)
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$22,331	$596	$135,136	$(18,532)

Net income (loss) per share:
Basic	$1.07	$0.03	$6.52	$(0.90)

Diluted	$0.98	$0.03	$5.68	$(0.90)

Average shares used in computing income (loss) per share:

Basic	20,790	20,583	20,737	20,502
Diluted	24,291	21,403	24,573	20,502
See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
	(Unaudited)

Cash Flows from Operating Activities:
Net cash used in operating activities	$(13,584)	$(12,276)

Cash Flows from Investing Activities:

Proceeds from sales of and distributions from companies	171,167	2,760
and funds
Advances to partner companies	(3,150)	(6,116)
Repayment of advances to partner companies	5,000	1,300
Acquisitions of ownership interests in partner companies	(74,692)	(18,584)
and funds
Increase in marketable securities	(160,032)	(33,294)
Decrease in marketable securities	66,306	45,966
Investment in restricted cash equivalents for interest on convertible senior debentures	—	(18,864)
Capital expenditures	(58)	(57)
Proceeds from sale of discontinued operations, net	1	477
Other, net	107	—

Net cash provided by (used in) investing activities	4,649	(26,412)

Cash Flows from Financing Activities:

Repurchase of convertible senior debentures	(30,848)	—
Issuance of Company common stock, net	605	1,013
Costs on exchange of convertible senior debentures	—	(866)

Net cash provided by (used in) financing activities	(30,243)	147

Net Decrease in Cash and Cash Equivalents	(39,178)	(38,541)

Cash and Cash Equivalents at beginning of period	183,419	67,347

Cash and Cash Equivalents at end of period	$144,241	$28,806

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

			Accumulated
			other
			comprehensive			Additional
		Accumulated	income	Common stock		paid-in
	Total	deficit	(loss)	Shares	Amount	capital
			(In thousands)
			(unaudited)
Balance — December 31, 2010 (As Revised, See Note 13)	$246,431	$(575,307)	$12,816	20,630	$2,063	$806,859
Net income	135,136	135,136	—	—	—	—
Stock options exercised, net	605	—	—	74	8	597
Issuance of restricted stock, net	105	—	—	24	2	103
Stock-based compensation expense	2,845	—	—	—	—	2,845
Other comprehensive loss	(18,267)	—	(18,267)	—	—	—

Balance — September 30, 2011	$366,855	$(440,171)	$(5,451)	20,728	$2,073	$810,404

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. OWNERSHIP INTERESTS IN AND ADVANCES TO PARTNER COMPANIES
The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies and private equity funds.

	September 30, 2011	December 31, 2010
	(In thousands)
	(Unaudited)
Equity Method:
Partner companies	$105,359	$50,561
Private equity funds	5,860	2,265

	111,219	52,826

Cost Method:
Private equity funds	2,984	2,908

Advances to partner companies	3,214	4,522

	$117,417	$60,256

Available-for-sale securities	$5,694	$25,447

In the third quarter of 2011, Portico Systems, Inc. (“Portico”), formerly an equity method partner company was acquired by McKesson . The Company received cash proceeds in exchange for its equity interests of approximately $32.8 million, excluding $3.4 million which will be held in escrow for a period of one year. In addition, depending on the achievement of certain milestones, the Company may receive an additional $1.9 million after a period of one year. Portico also repaid its mezzanine loan facility with the Company in the principal amount of $5.0 million in connection with the transaction. The Company recorded a gain of $35.4 million on the transaction which is recorded in Equity income (loss) in the Consolidated Statement of Operations.
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
The Company recognized an impairment charge of $1.4 million related to SafeCentral, Inc. in the first quarter of 2011 which is reflected in Equity income (loss) in the Consolidated Statement of Operations for the nine months ended September 30, 2011, due to modifications to the strategic direction of the business and changes in executive management at SafeCentral.
The Company recognized an impairment charge of $0.4 million in the third quarter of 2011 which is reflected in Other income (loss), net, in the Consolidated Statements of Operations, representing the unrealized loss on the mark-to-market of its ownership interest in Tengion, which was previously recorded as a separate component of equity. The Company had previously recognized impairment charges of $0.3 million and $0.8 million in the first and second quarters of 2011, respectively. Following the impairment charge, the Company’s adjusted cost basis in Tengion was $0.3 million. The Company determined that the decline in the value of its public holdings in Tengion was other than temporary. The Company also recognized impairment charges on its holdings in Tengion of $2.1 million and $1.1 million in the first and third quarters of 2010 respectively.
For the three and nine months ended September 30, 2010 the Company recognized unrealized gains of $9.2 million and $22.4 million, respectively, on the mark-to-market of its holdings in Clarient which is included in Other income (loss), net in the Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. ACQUISITION OF INTERESTS IN PARTNER COMPANIES AND FUNDS
In September 2011, the Company acquired a 30.1% ownership interest in Putney, Inc. (“Putney”) for $10.0 million. Putney is a specialty pharmaceutical company focused on providing generic medicines for pets. The Company accounts for its interest in Putney under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Putney was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
In August 2011, the Company acquired a 36% ownership interest in Penn Mezzanine for $3.9 million. Penn Mezzanine is a mezzanine lender focused on lower middle-market, Mid-Atlantic companies. The Company expects to deploy up to $26.1 million over a several year period in lending opportunities that meet certain predefined criteria alongside existing and future Penn Mezzanine funds. The Company accounts for its interest in Penn Mezzanine under the equity method of accounting.
In August 2011, the Company funded $2.4 million of a convertible bridge loan to Swap.com. The Company had previously deployed an aggregate of $8.1 million in Swap.com and currently maintains a 45.6% ownership interest. Swap.com is an internet based business that enables users to trade books, music, movies, video games and fashion using its proprietary trade matching software. The Company accounts for its interest in Swap.com under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Swap.com was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
In July 2011, the Company purchased $1.2 million of common shares and maintains a 22.5% interest in MediaMath, Inc. (“MediaMath”). In February 2011, the Company deployed $9.0 million in MediaMath. In conjunction with this funding, the Company’s ownership interest in MediaMath increased from 17.3% to 22.4%, a threshold at which the Company believes it exercises significant influence. Accordingly, the Company adopted the equity method of accounting for its holdings in MediaMath. See Note 13 regarding the change in accounting treatment for the Company’s holdings in MediaMath from the cost method to the equity method. The Company previously had acquired an interest in MediaMath in July 2009 for $6.7 million. MediaMath is an online media trading company that enables advertising agencies and their advertisers to optimize their ad spending across various exchanges through its proprietary algorithmic bidding platform and data integration technology. The difference between the Company’s cost and its interest in the underlying net assets of MediaMath was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
In June 2011, the Company acquired a 31.7% ownership interest in NovaSom, Inc. (“NovaSom”) for $20.0 million. NovaSom provides diagnostic devices and services for home testing and evaluation of sleep-disordered breathing, including obstructive sleep apnea. The Company accounts for its interest in NovaSom under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of NovaSom was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies on the Consolidated Balance Sheets.
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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides the assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	Carrying	Fair Value Measurement at September 30, 2011
	Value	Level 1	Level 2	Level 3
	(in thousands)
	(unaudited)
Cash and cash equivalents	$144,241	$144,241	$—	$—
Cash held in escrow	$6,433	$6,433	$—	$—
Restricted cash equivalents	$12,265	$12,265	$—	$—

Available-for-sale securities	$5,694	$5,694	$—	$—

Marketable securities - held-to-maturity:
Commercial paper	$41,740	$41,740	$—	$—
U.S. Treasury Bills	27,593	27,593	—	—
Government agency bonds	55,178	55,178	—	—
Certificates of deposit	11,626	11,626	—	—

	$136,137	$136,137	$—	$—

	Carrying	Fair Value Measurement at December 31, 2010
	Value	Level 1	Level 2	Level 3
	(in thousands)
	(unaudited)
Cash and cash equivalents	$183,419	$183,419	$—	$—
Cash held in escrow	$6,434	$6,434	$—	$—
Restricted cash equivalents	$16,774	$16,774	$—	$—

Available-for-sale securities	$25,447	$25,447	$—	$—

Marketable securities - held-to-maturity:
Commercial paper	$27,362	$27,362	$—	$—
U.S. Treasury Bills	12,053	12,053	—	—
Certificates of deposit	2,996	2,996	—	—

	$42,411	$42,411	$—	$—

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2011, $121.1 million of marketable securities had contractual maturities which were less than one year and $15.0 million of marketable securities had contractual maturities greater than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.
The Company’s holdings in Clarient during the three months and nine ended September 30, 2010 were measured at fair value using quoted prices for Clarient’s common stock as traded on the NASDAQ Capital Market, which is considered a Level 1 input under the valuation hierarchy.
The Company accounts for its holdings in Tengion as available-for-sale securities. The Company recognized impairment charges of $0.4 million, $0.3 million and $0.8 million in the third, second and first quarters of 2011, respectively, representing the unrealized losses on the mark-to-market of its ownership interest in Tengion which were previously recorded as a separate component of equity. As of September 30, 2011, the Company’s adjusted cost basis in available-for-sale securities of Tengion was $0.3 million. The value of the Company’s holdings in Tengion was measured by reference to quoted prices for Tengion’s common stock as traded on the NASDAQ Capital Market, which is considered a Level 1 input under the valuation hierarchy.
The Company recognized an impairment charge of $1.4 million related to SafeCentral in the first quarter of 2011 measured as the amount by which SafeCentral’s carrying value exceeded its estimated fair value. The fair market value of SafeCentral was determined based on Level 3 inputs as defined above.
The Company accounts for its holdings in NuPathe as available-for-sale securities. As of September 30, 2011, the Company’s adjusted cost basis in available-for-sale securities of NuPathe was $10.8 million. As of September 30, 2011 the Company’s holdings of available-for-sale securities in NuPathe had generated an unrealized loss of $5.5 million. The value of the Company’s holdings in NuPathe was measured by reference to quoted prices for NuPathe’s common stock as traded on the NASDAQ Capital Market, which is considered a Level 1 input under the valuation hierarchy.

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
The following summarizes the components of comprehensive income (loss):

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
		(In thousands)
		(unaudited)
Net income (loss)	$22,331	$596	$135,136	$(18,532)
Other comprehensive income (loss), before taxes:
Unrealized net income (loss) on available-for-sale securities	(14,552)	7,885	(19,787)	7,131

Reclassification adjustment for other than temporary impairment of available-for-sale securities included in net income (loss)	389	1,108	1,520	1,108

Total comprehensive income (loss)	$8,168	$9,589	$116,869	$(10,293)

The Company accounts for its holdings in NuPathe and Tengion as available-for-sale securities. The Company recorded unrealized net losses of $14.2 million and $18.3 million associated with available-for-sale securities as a separate component of equity in the three and nine months ended September 30, 2011, respectively. The Company reclassified $0.4 million and $1.5 million in unrealized losses associated with Tengion in the three and nine months ended September 30, 2011, respectively, as a result of management’s determination that the security was impaired on an other than temporary basis.
As of September 30, 2011, the Company had recorded a loss in other comprehensive income of $5.5 million associated with its holdings in NuPathe. During the quarter, NuPathe experienced a decline in its stock price below the Company’s adjusted basis. Such decline occurred after the receipt of a Complete Response Letter from the U.S. Food and Drug Administration (“FDA”) regarding the New Drug Application for its migraine patch in August 2011. NuPathe has scheduled an “end-of review” meeting with the FDA for November 2011 and has publicly stated that it believes it has or will shortly have sufficient data to answer the FDA’s questions at which time it will reestablish a timeline for launch of its migraine patch. Given the short period of time the stock price has been below the Company’s adjusted basis, and the Company’s expectations regarding NuPathe, management currently believes that the impairment associated with NuPathe is temporary.
7. CONVERTIBLE DEBENTURES AND CREDIT ARRANGEMENTS
The carrying values of the Company’s convertible senior debentures were as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
	(Unaudited)
Convertible senior debentures due 2014	$45,090	$44,630
Convertible senior debentures due 2024	441	31,289

	45,531	75,919

Less: current portion	—	(31,289)

Convertible senior debentures — non-current	$45,531	$44,630

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Convertible Senior Debentures due 2024
In 2004, the Company issued an aggregate of $150 million in face value of convertible senior debentures with a stated maturity date of March 15, 2024 (the “2024 Debentures”). The Company has $0.4 million of the 2024 Debentures outstanding at September 30, 2011. On March 21, 2011, the Company repurchased $30.8 million of the 2024 Debentures as required by the 2024 Debenture holders. Interest on the 2024 Debentures is payable semi-annually. At the debentures holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. The adjusted conversion rate of the debentures is $43.3044 of principal amount per share. The closing price of the Company’s common stock at September 30, 2011 was $15.00. The remaining 2024 Debentures holders have the right to require the Company to repurchase the 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. In limited circumstances, the Company has the right to redeem all or some of the 2024 Debentures.
At September 30, 2011, the fair value of the $0.4 million outstanding 2024 Debentures approximated their carrying value based on quoted market prices as of such date.
Convertible Senior Debentures due 2014
In March 2010, the Company issued an aggregate of $46.9 million in face value of convertible senior debentures with a stated maturity of March 15, 2014 (the “2014 Debentures”). Interest on the 2014 Debentures is payable semi-annually on March 15 and September 15. In the first quarter of 2010, as required under the terms of the 2014 Debentures, the Company placed approximately $19.0 million in a restricted escrow account to make all scheduled interest payments on the 2014 Debentures through their maturity. In the first and third quarters of 2011, interest payments of $2.4 million were made out of the restricted escrow account and are considered non-cash investing activities. Including accrued interest, a total of $12.3 million was reflected in Restricted cash equivalents on the Consolidated Balance Sheet at September 30, 2011, of which $5.1 million was classified as a current asset.
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
The conversion price is $16.50 of principal amount per share, equivalent to a conversion rate of 60.6061 shares of Company common stock per $1,000 principal amount of the 2014 Debentures. The closing price of the Company’s common stock at September 30, 2011 was $15.00. The 2014 Debentures holders have the right to require repurchase of the 2014 Debentures upon a fundamental change, including sale of all or substantially all of the Company’s common stock or assets, liquidation, dissolution or a change in control or the delisting of the Company’s common stock from the New York Stock Exchange if the Company were unable to obtain a listing for its common stock on another national or regional securities exchange. None of the above conditions required for conversion were met as of September 30, 2011.

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
Because the 2014 Debentures may be settled in cash or partially in cash upon conversion, the Company separately accounts for the liability and equity components of the 2014 Debentures. The carrying amount of the liability component was determined at the exchange date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the carrying value of the 2014 Debentures as a whole at the exchange date. The carrying value of the 2014 Debentures as a whole at the exchange date was equal to their fair value of $55.2 million determined using a convertible bond valuation model. At September 30, 2011, the fair value of the $46.9 million outstanding 2014 Debentures was approximately $58.2 million based on quoted market prices as of such date. At September 30, 2011, the carrying amount of the equity component was $10.8 million, the principal amount of the liability component was $46.9 million, the unamortized discount was $1.8 million and the net carrying value of the liability component was $45.1 million. The Company is amortizing the excess of the face value of the 2014 Debentures over their carrying value to interest expense over their term. The effective interest rate on the 2014 Debentures is 12.5%.
Credit Arrangements
The Company is party to a loan agreement which provides it with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the lending bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts and the lesser of $80 million or 75% of its investment and securities accounts at the lending bank. The credit facility, as amended December 31, 2010, matures on December 31, 2012. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which has been required in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at September 30, 2011 was $43.7 million.
8. STOCK-BASED COMPENSATION
Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
	(unaudited)		(unaudited)
General and administrative expense	$844	$775	$2,845	$2,592

	$844	$775	$2,845	$2,592

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

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At September 30, 2011, the Company had outstanding options that vest based on three different types of vesting schedules:
1)	Market-based;

2)	performance-based; and

3)	service-based.
Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if market capitalization targets are achieved earlier than estimated. During the nine months ended September 30, 2011 and 2010, respectively, the Company did not issue any market-based options to employees. During the nine months ended September 30, 2011 and 2010, respectively, 110 thousand and 11 thousand options vested based on achievement of market capitalization targets. The Company recorded compensation expense related to market-based options of $0.3 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively and $1.2 million for both the nine months ended September 30, 2011 and 2010. Depending on the Company’s stock performance, the maximum number of unvested shares at September 30, 2011 attainable under these option grants was 1.1 million shares.
Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. During the nine months ended September 30, 2011 and 2010, respectively, the Company issued 193 thousand and zero performance-based options to employees. During the nine months ended September 30, 2011 and 2010 respectively, 56 thousand and zero performance-based options vested. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. The Company recorded compensation expense related to performance-based options of $0.1 million and $0.0 million for the three months ended September 30, 2011 and 2010, respectively and $0.3 million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively. The maximum number of unvested shares at September 30, 2011 attainable under these option grants was 756 thousand shares.
All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the nine months ended September 30, 2011 and 2010, respectively, the Company issued 121 thousand and 45 thousand service-based options to employees. The Company recorded compensation expense related to service-based options of $0.2 million for both the three months ended September 30, 2011 and 2010, and $0.7 million and $0.8 million for the nine months ended September 30, 2011 and 2010, respectively.
During the nine months ended September 30, 2011 and 2010, respectively, the Company issued 61 thousand and zero performance-based stock units to employees which vest based on achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies, as described above related to performance-based option awards. Performance-based stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis. During the nine months ended September 30, 2011 and 2010, respectively, the Company issued 20 thousand and zero restricted shares to employees. The restricted shares issued vest 25% on the first anniversary of grant and the remaining 75% thereafter in equal monthly installments over the next two or three years, as applicable.
During the nine months ended September 30, 2011 and 2010, respectively, the Company issued 25 thousand and 29 thousand deferred stock units to non-employee directors for annual service grants or fees earned during the preceding quarter. Deferred stock units issued in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.
Total compensation expense for deferred stock units, performance-based stock units and restricted stock was approximately $0.2 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2011 and 2010, respectively.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. INCOME TAXES
The Company’s consolidated income tax benefit (expense) was $0.0 million for both the three and nine months ended September 30, 2011 and 2010.
During the nine months ended September 30, 2011, the Company generated tax expense of $53.4 million on the sales of its holdings in Advanced BioHealing and Portico, which was entirely offset by capital loss carryforwards and net operating loss carryforwards which had been reduced by a full valuation allowance.
The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax expense that would have been recognized in the nine months ended September 30, 2011 and the benefit of the net operating loss that would have been recognized in the nine months ended September 30, 2010 were offset by changes in the valuation allowance.
During the nine months ended September 30, 2011, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. NET INCOME (LOSS) PER SHARE
The calculations of net income (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(In thousands except per share data)
		(unaudited)
Basic:

Net income (loss)	$22,331	$596	$135,136	$(18,532)

Average common shares outstanding	20,790	20,583	20,737	20,502

Net income (loss) per share	$1.07	$0.03	$6.52	$(0.90)

Diluted:

Net income (loss)	$22,331	$596	$135,136	$(18,532)
Interest on convertible senior debentures	1,391	—	4,353	—

Net income (loss) for dilutive share computation	$23,722	$596	$139,489	$(18,532)

Number of shares used in basic per share computation	20,790	20,583	20,737	20,502
Effect of dilutive securities:
Convertible senior debentures	2,855	—	3,061	—
Unvested restricted stock and DSUs	46	96	68	—
Employee stock options	600	724	707	—

Average common shares outstanding	24,291	21,403	24,573	20,502

Net income (loss) per share	$0.98	$0.03	$5.68	$(0.90)

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
The following potential shares of common stock and their effects on income were excluded from the diluted net income (loss) per share calculation for the three months ended September 30, 2011 and 2010 because their effect would be anti-dilutive:
•	At September 30, 2011 and 2010 options to purchase 0.2 million and 0.7 million shares of common stock, respectively, at prices ranging from $10.10 to $21.36, were excluded from the calculations.

•	At September 30, 2011 and 2010, unvested restricted stock units, performance stock units and DSUs convertible into 0.2 million and 0.1 million shares of stock, respectively, were excluded from the calculations.

•	At September 30, 2010, 0.7 million shares related to the Company’s 2024 Debentures (see Note 7), representing the effect of assumed conversion of the 2024 Debentures, were excluded from the calculations.

•	At September 30, 2010, 2.8 million shares related to the Company’s 2014 Debentures (see Note 7) representing the effect of assumed conversion of the 2014 Debentures, were excluded from the calculations.
The following potential shares of common stock and their effects on income were excluded from the diluted net income (loss) per share calculation for the nine months ended September 30, 2011 and 2010 because their effect would be anti-dilutive:
•	At September 30, 2011 and 2010 options to purchase 0.1 million and 3.2 million shares of common stock at prices ranging from $10.10 to $21.36 per share, were excluded from the calculations.

•	At September 30, 2011 and 2010, unvested restricted stock units, performance stock units and DSUs convertible into 0.1 million shares of stock, were excluded from the calculations.

•	At September 30, 2010, 0.7 million shares related to the Company’s 2024 Debentures (see Note 7), representing the effect of assumed conversion of the 2024 Debentures, were excluded from the calculations.

•	At September 30, 2010, 2.8 million shares related to the Company’s 2014 Debentures (see Note 7), representing the effect of assumed conversion of the 2014 Debentures, were excluded from the calculations.

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
As of September 30, 2011, the Company held an active interest in 13 non-consolidated partner companies. The Company’s reportable operating segments are Life Sciences and Technology.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s active partner companies by segment were as follows as of September 30, 2011:
Life Sciences

	Safeguard Primary Ownership
Partner Company	as of September 30, 2011	Accounting Method
Alverix, Inc.	49.6%	Equity
Good Start Genetics, Inc.	26.3%	Equity
NovaSom, Inc.	31.7%	Equity
NuPathe, Inc.	17.9%	Available-for-sale (1)
PixelOptics, Inc.	24.7%	Equity
Putney, Inc.	30.1%	Equity
Tengion, Inc.	2.5%	Available-for-sale (2)

(1)	The Company’s ownership interest in NuPathe is accounted for as available-for-sale securities following NuPathe’s completion of an initial public offering in August 2010.

(2)	The Company’s ownership interest in Tengion is accounted for as available-for-sale securities following Tengion’s completion of an initial public offering in April 2010.
Technology

	Safeguard Primary Ownership
Partner Company	as of September 30, 2011	Accounting Method

Advantedge Healthcare Solutions, Inc.	40.2%	Equity
Beyond.com, Inc.	38.3%	Equity
Bridgevine, Inc.	22.8%	Equity
MediaMath, Inc.	22.5%	Equity (3)
Swap.com	45.6%	Equity
ThingWorx, Inc.	30.2%	Equity

(3)	In the first quarter of 2011, the Company’s ownership interest in MediaMath increased from 17.3% to 22.4%, a threshold at which the Company believes it exercises significant influence. Accordingly, the Company changed its accounting for MediaMath from the cost method to the equity method.
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
As of September 30, 2011 and December 31, 2010, all of the Company’s assets were located in the United States.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Segment assets in Other Items included primarily cash, cash equivalents, cash held in escrow, restricted cash equivalents and marketable securities of $299.1 million and $249.0 million, at September 30, 2011 and December 31, 2010, respectively.

		Three Months Ended September 30, 2011
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
			(In thousands)
			(unaudited)
Operating loss	$—	$—	$—	$(5,100)	$(5,100)
Net income (loss)	(4,188)	32,896	28,708	(6,377)	22,331

Segment Assets:
September 30, 2011	63,278	50,989	114,267	310,018	424,285
December 31, 2010	37,710	42,820	80,530	256,015	336,545

		Three Months Ended September 30, 2010
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
			(In thousands)
			(unaudited)
Operating loss	$—	$—	$—	$(4,256)	$(4,256)
Net income (loss)	7,311	(957)	6,354	(5,758)	596

		Nine Months Ended September 30, 2011
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
			(In thousands)
			(unaudited)

Operating loss	$—	$—	$—	$(15,554)	$(15,554)
Net income (loss)	126,238	28,149	154,387	(19,251)	135,136

		Nine Months Ended September 30, 2010
					Total
	Life		Total	Other	Continuing
	Sciences	Technology	Segments	Items	Operations
			(In thousands)
			(unaudited)
Operating loss	$—	$—	$—	$(13,999)	$(13,999)
Net income (loss)	12,208	(5,259)	6,949	(25,481)	(18,532)

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
Not including the Laureate lease guaranty described below, the Company had outstanding guarantees of $3.8 million at September 30, 2011.
The Company has committed capital of approximately $0.2 million to various private equity funds. These commitments are expected to be funded during the next 12 months.
Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of certain private equity funds (“clawback”). The maximum clawback the Company could be required to return due to our general partner interest is approximately $2.2 million, of which $1.9 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2011.
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
The Company remains guarantor of Laureate Pharma’s Princeton, New Jersey facility lease. Such guarantee may extend through the lease expiration in 2016 under certain circumstances. However, the Company is entitled to indemnification in connection with the continuation of such guaranty. As of September 30, 2011, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equaled $6.3 million.
In October 2001, the Company entered into an agreement with its former Chairman and Chief Executive Officer, to provide for annual payments of $650,000 per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $2.9 million was included in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2011.
The Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004.
The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $8 million at September 30, 2011.

SAFEGUARD SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. CHANGE IN ACCOUNTING PRINCIPLE
During first quarter of 2011, the Company increased its ownership interest in MediaMath to 22.4%, a threshold at which the Company believes it exercises significant influence. Accordingly, the Company adopted the equity method of accounting for its holdings in MediaMath. The Company has adjusted the financial statements for prior periods contained in this Form 10-Q to retrospectively apply the equity method of accounting for its holdings in MediaMath since the initial date of acquisition in July 2009. The effect of the change was to decrease Ownership interests in and advances to partner companies by $0.5 million as of December 31, 2010 and to increase Equity loss by $0.3 million for the nine months ended September 30, 2010, respectively. As revised, Equity loss for the three months ended September 30, 2010 was substantially consistent with amounts previously reported.

	December 31, 2010
	(in thousands)
	Previously	As
	Reported	Revised
Balance Sheet:
Ownership interests in and advances to	$60,761	$60,256
partner companies
Total Assets	337,050	336,545
Accumulated deficit	(574,802)	(575,307)
Equity	246,936	246,431

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
	(In thousands except		(In thousands except
	per share data)		per share data)
	Previously	As	Previously	As
	Reported	Revised	Reported	Revised

Statement of Operations:
Equity loss	$(1,801)	$(1,798)	$(11,965)	$(12,243)
Net income (loss)	593	596	(18,254)	(18,532)
before income taxes
Basic loss per share	0.03	0.03	(0.89)	(0.90)
Diluted loss per share	0.03	0.03	(0.89)	(0.90)

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
Life Sciences — including companies focused on molecular and point-of-care diagnostics, medical devices, regenerative medicine, specialty pharmaceuticals and selected healthcare services that have lower technological and regulatory risk; and
Technology — including companies focused on internet/new media, financial services IT, healthcare IT and selected business services that have transaction-enabling applications with a recurring revenue stream.
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
Consolidation Method. We account for partner companies in which we maintain a controlling financial interest, generally those in which we directly or indirectly own more than 50% of the outstanding voting securities, using the consolidation method of accounting. Upon consolidation of our partner companies, we reflect the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company as a noncontrolling interest in the Consolidated Balance Sheet. The noncontrolling interest is presented within equity, separately from the equity of the parent company. Losses attributable to the parent company and the noncontrolling interest may exceed their interest in the subsidiary’s equity. As a result, the noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance as of each balance sheet date. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the parent company’s common shareholders and the noncontrolling interest. As of September 30, 2011, we did not hold a controlling interest in any of our partner companies.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Life Sciences	$(4,188)	$7,311	$126,238	$12,208
Technology	32,896	(957)	28,149	(5,259)

Total segments	28,708	6,354	154,387	6,949

Other items:
Corporate operations	(6,377)	(5,758)	(19,251)	(25,481)
Income tax expense (benefit)	—	—	—	—

Total other items	(6,377)	(5,758)	(19,251)	(25,481)

Net income (loss)	$22,331	$596	$135,136	$(18,532)

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

Life Sciences
The following active partner companies as of September 30, 2011 were included in Life Sciences:

	Safeguard Primary Ownership as of
	September 30,
	2011	2010	Accounting Method
Alverix, Inc.	49.6%	49.6%	Equity
Good Start Genetics, Inc.	26.3%	26.5%	Equity
NovaSom, Inc.	31.7%	NA	Equity
NuPathe, Inc.	17.9%	18.1%	Available -for-sale (1)
PixelOpics, Inc.	24.7%	NA	Equity
Putney, Inc.	30.1%	NA	Equity
Tengion, Inc.	2.5%	4.8%	Available -for-sale (2)

(1)	Our ownership interest in NuPathe is accounted for as available-for-sale securities following NuPathe’s completion of an initial public offering in August 2010. We previously accounted for NuPathe under the equity method.

(2)	Our ownership interest in Tengion is accounted for as available-for-sale securities following Tengion’s completion of an initial public offering in April 2010. We previously accounted for Tengion under the cost method.
Results of operations for the Life Sciences segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Other income (loss), net	$(374)	$8,139	$(1,461)	$19,166
Equity income (loss)	(3,814)	(828)	127,699	(6,958)

Net income (loss)	$(4,188)	$7,311	$126,238	$12,208

Three months ended September 30, 2011 versus the three months ended September 30, 2010
Other Income (Loss), Net. Other income (loss), net decreased $8.5 million for the three months ended September 30, 2011, compared to the prior year period. Other income (loss), net for the three months ended September 30, 2011 reflected an impairment charge of $0.4 million on our holdings in Tengion. Other income (loss), net for the three months ended September 30, 2010 reflected a $9.2 million gain on the mark-to-market of our holdings in Clarient, partially offset by a $1.1 million impairment on our holdings in Tengion.
Equity income (loss). Equity income (loss) fluctuates with the number of Life Sciences partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag basis. Equity loss for Life Sciences increased $3.0 million in the three months ended September 30, 2011 compared to the prior year period. The three months ended September 30, 2010 included a $5.8 million gain on the decrease of our ownership interest in NuPathe partially offset by a $1.1 million impairment charge related to our interest in Garnet BioTherapeutics, Inc., a former partner company, as well as a mark to market adjustment of $2.5 million associated with warrant liabilities at Advanced BioHealing, Inc., a former partner company. The remainder of the increase related to larger losses incurred at partner companies within the Life Sciences segment.

Nine months ended September 30, 2011 versus the nine months ended September 30, 2010
Other Income (Loss), Net. Other income (loss), net decreased $20.6 million for the nine months ended September 30, 2011, compared to the prior year period. Other income (loss), net for the nine months ended September 30, 2011 reflected impairment charges of $1.5 million on our holdings in Tengion. Other income (loss), net for the nine months ended September 30, 2010 reflected a $22.4 million gain on the mark-to-market of our holdings in Clarient, partially offset by impairment charges of $3.3 million related to our holdings in Tengion.
Equity income (loss). Equity income (loss) for Life Sciences increased $134.7 million in the nine months ended September 30, 2011 compared to the prior year period. In the second quarter of 2011, our former equity method partner company Advanced BioHealing was acquired by Shire plc. We recognized a gain of $129.0 million in connection with the transaction. The remainder of the increase was attributable to smaller losses incurred for partner companies in the Life Sciences segment as well as a reduction of the number of companies in the Life Sciences segment.
Technology
The following active partner companies as of September 30, 2011 were included in Technology:

	Safeguard Primary Ownership as of
	September 30,
Partner Company	2011	2010	Accounting Method
Advantedge Healthcare Solutions, Inc.	40.2%	39.7%	Equity
Beyond.com, Inc.	38.3%	38.3%	Equity
Bridgevine, Inc.	22.8%	23.4%	Equity
MediaMath, Inc.	22.5%	17.3%	Equity (1)
Swap.com	45.6%	45.4%	Equity
ThingWorx, Inc.	30.2%	NA	Equity

(1)	In the first quarter of 2011, our ownership interest in MediaMath increased from 17.3% to 22.4%, a threshold at which we believe we exercise significant influence. Accordingly, we changed our method of accounting for MediaMath from the cost method to the equity method.
Results of operations for the Technology segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Equity income (loss)	$32,896	$(957)	$28,149	$(5,259)

Net income (loss) from continuing operations before income taxes	$32,896	$(957)	$28,149	$(5,259)

Three and Nine months ended September 30, 2011 versus the three and nine months ended September 30, 2010
Equity Income (Loss). Equity loss fluctuates with the number of Technology partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag. Equity income (loss) for Technology increased $33.8 million and $33.4 million in the three and nine months ended September 30, 2011, respectively, compared to the prior year periods. In the third quarter of 2011, our former equity method partner company Portico Systems, Inc. was acquired by McKesson. We recognized a gain of $35.4 million in connection with the transaction. The gain on the sale of Portico was partially offset by larger losses incurred at partner companies within the Technology segment.

Corporate Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
General and administrative expense	$(4,227)	$(3,453)	$(12,616)	$(11,323)
Stock-based compensation	(844)	(775)	(2,845)	(2,592)
Depreciation	(29)	(28)	(93)	(84)
Interest income	278	180	969	516
Interest expense	(1,445)	(1,674)	(4,522)	(4,061)
Other income (loss), net	50	5	70	(7,911)
Equity loss	(160)	(13)	(214)	(26)

	$(6,377)	$(5,758)	$(19,251)	$(25,481)

Three months ended September 30, 2011 versus the three months ended September 30, 2010
General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and travel-related costs. General and administrative expense increased $0.8 million when compared to the prior year period. The increase was primarily attributable to an increase in employee costs of $0.3 million, an increase in insurance costs of $0.1 million, and an increase related to a legal settlement of $0.1 million.
Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. Stock-based compensation increased $0.1 million when compared to the prior year period. The increase was primarily attributable to higher expense related to performance-based stock option and stock unit awards.
Interest Income. Interest income includes all interest earned on available cash and marketable security balances. Interest income increased $0.1 million in the three months ended September 30, 2011 compared to the prior year period due to higher average invested cash balances.
Interest Expense. Interest expense is primarily related to our 2024 and 2014 Debentures. As discussed below under Liquidity and Capital Resources, we exchanged a portion of our convertible senior debentures effective March 26, 2010. In the first quarter of 2011, we repaid $30.8 million of our 2024 Debentures. The decrease in interest expense of $0.2 million in the three months ended September 30, 2011 compared to the prior year period is related to the repayment of the 2024 Debentures.
Other income (loss), net. Other income (loss), net for the three months ended September 30, 2011 was consistent with the prior year period.
Equity loss. Equity loss for both periods presented related to our private equity holdings accounted for under the equity method.
Nine months ended September 30, 2011 versus the nine months ended September 30, 2010
General and Administrative Expense. General and administrative expense increased $1.3 million when compared to the prior year period. The increase was primarily attributable to an increase in employee costs of $0.8 million, an increase in insurance costs of $0.1 million, and an increase related to a legal settlement of $0.1 million.
Stock-Based Compensation. Stock-based compensation increased $0.3 million when compared to the prior year period. The increase was primarily attributable to higher expense related to performance-based stock option and stock unit awards.
Interest Income. Interest income increased $0.5 million in the nine months ended September 30, 2011 compared to the prior year period due to higher average invested cash balances.
Interest Expense. The increase in interest expense of $0.5 million in the nine months ended September 30, 2011 compared to the prior year period is related to the higher coupon rate of 10.125% payable on our 2014 Debentures as compared to a 2.625% coupon rate on the 2024 Debentures and accretion of the discount and amortization of debt issuance costs in the amount of $0.2 million associated with our 2014 Debentures.
Other income (loss), net. Other income (loss), net increased $8.0 million for the nine months ended September 30, 2011 compared to the prior year. Other income (loss), net for the nine months ended September 30, 2010 included an $8.5 million loss on exchange of $46.9 million in face value of our convertible senior debentures, partially offset by $0.3 million gains on sales of legacy assets.

Equity loss. Equity loss for both periods presented related to our private equity holdings accounted for under the equity method.
Income Tax Expense (Benefit)
Income tax benefit (expense) was $0.0 million for both the three and nine months ended September 30, 2011 and 2010.
During the nine months ended September 30, 2011, we generated tax expense of $53.4 million on the sales of our holdings in Portico Systems, Inc. and Advanced BioHealing, which was entirely offset by capital loss carryforwards and net operating loss carryforwards which had been reduced by a full valuation allowance.
We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax expense that would have been recognized in the nine months ended September 30, 2011 and the benefit of the net operating loss that would have been recognized in the nine months ended September 30, 2010 were offset by changes in the valuation allowance.
During the nine months ended September 30, 2011, we had no material changes in uncertain tax positions.
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
As of September 30, 2011, we had $144.2 million of cash and cash equivalents and $136.2 million of short-term and long-term marketable securities for a total of $280.4 million. In addition, we had $6.4 million of cash held in escrow, including accrued interest, related to our May 2008 sale of our equity and debt interests in Acsis, Inc., Alliance Consulting Group Associates, Inc., Laureate Pharma, Inc., ProModel Corporation and Neuronyx, Inc. (the “Bundle Transaction”) and $12.3 million was held in a restricted escrow account to service interest on the 2014 Debentures, as discussed below.
In August 2011, we acquired a 36% ownership interest in Penn Mezzanine for $3.9 million. We expect to deploy up to $26.1 million over a several year period in lending opportunities that meet certain predefined criteria alongside existing and future Penn Mezzanine funds.
Portico Systems was acquired by McKesson in July 2011 and we received cash proceeds in exchange for our equity interests of approximately $32.8 million, excluding $3.4 million which will be held in escrow for a period of one year. In addition, depending on the achievement of certain milestones, we may receive an additional $1.9 million after a period of one year. Portico also repaid its mezzanine loan facility with us in the principal amount of $5.0 million in connection with the transaction.
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
In December 2010, we received cash proceeds of $2.6 million related to the sale of Quinnova Pharmaceuticals, Inc, a former partner company. Depending on the achievement of certain milestones, we could receive additional proceeds of $1.9 million over the next two years.
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
In 2004, we issued an aggregate of $150 million in face value of convertible senior debentures with a stated maturity date of March 15, 2024 (the “2024 Debentures”). We had $0.4 million of the 2024 Debentures outstanding at September 30, 2011. On March 21, 2011, we repurchased $30.8 million of the 2024 Debentures as required by the Debenture holders. Interest on the 2024 Debentures is payable semi-annually. At the debentures holders’ option, the 2024 Debentures are convertible into our common stock through March 14, 2024, subject to certain conditions. The adjusted conversion rate of the debentures is $43.3044 of principal amount per share. The closing price of our common stock at September 30, 2011 was $15.00. The remaining 2024 Debentures holders have the right to require us to repurchase the 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. In limited circumstances, we have the right to redeem all or some of the 2024 Debentures.

In March 2010, we issued $46.9 million in face value of our 10.125% senior convertible debentures, due 2014 (the “2014 Debentures”) in an exchange transaction for the same face amount of our 2024 Debentures. Interest on the 2014 Debentures is payable semi-annually. As required by the terms of the 2014 Debentures, at issuance we placed approximately $19.0 million in a restricted escrow account to service interest associated with the 2014 Debentures through their maturity. At the debentures holders’ option, the 2014 Debentures are convertible into our common stock prior to March 15, 2013 subject to certain conditions, and at anytime after March 15, 2013. The conversion rate of the 2014 Debentures is $16.50 of principal amount per share. The closing price of our common stock at September 30, 2011 was $15.00. The 2014 Debentures holders have the right to require repurchase of the 2014 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution, a change in control or the delisting of our common stock from the New York Stock Exchange if we were unable to obtain a listing for our common stock on another national or regional securities exchange. Subject to certain conditions, we may mandatorily convert all or some of the 2014 Debentures at any time after March 15, 2012. If we elect to mandatorily convert any of the 2014 Debentures, we will be required to pay any interest that would have accrued and become payable on the debentures through their maturity. Upon a conversion of the 2014 Debentures, we have the right to settle the conversion in stock, cash or a combination thereof.
Because the 2014 Debentures may be settled in cash or partially in cash upon conversion, we have separately accounted for the liability and equity components of the 2014 Debentures. The carrying amount of the liability component was determined at the exchange date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the carrying value of the 2014 Debentures as a whole. The carrying value of the 2014 Debentures as a whole was equal to their fair value at the exchange date. We are amortizing the excess of the face value of the 2014 Debentures over their carrying value to interest expense over their term. At September 30, 2011, the fair value of the $46.9 million outstanding 2014 Debentures was approximately $58.2 million based on quoted market prices as of such date.
We are party to a loan agreement which provides us with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the lending bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts and the lesser of $80 million or 75% of our investment and securities accounts at the lending bank. The credit facility matures on December 31, 2012. Under the credit facility, we provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which has been required in connection with our sale of CompuCom Systems in 2004. Availability under our revolving credit facility at September 30, 2011 was $43.7 million.
At September 30, 2011, we had committed capital of approximately $0.2 million to various private equity funds. These commitments are expected to be funded in the next 12 months.
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
In May 2001, we entered into a $26.5 million loan agreement with our former Chairman and Chief Executive Officer. In December 2006, we restructured the obligation to reduce the amount outstanding to $14.8 million, bearing interest at a rate of 5.0% per annum. Since 2001 and through September 30, 2011, we have received a total of $16.9 million in payments against the loan. The carrying value of the loan at September 30, 2011 was zero.
We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $2.2 million, of which $1.9 million was reflected in accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2011.
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
For the reasons we presented above, we believe our cash and cash equivalents at September 30, 2011, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including commitments to our existing companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.

Analysis of Consolidated Cash Flows
Cash flow activity was as follows:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Net cash used in operating activities	$(13,584)	$(12,276)
Net cash provided by (used in) investing activities	4,649	(26,412)
Net cash (used in) provided by financing activities	(30,243)	147

	$(39,178)	$(38,541)

Net Cash Used In Operating Activities
Net cash used in operating activities increased by $1.3 million. The change primarily related to a $1.4 million increase in cash used for payments under our management incentive plan, higher employee compensation costs of $0.5 million and an increase in insurance costs of $0.1 million, partially offset by a $1.0 million decrease in cash used for the payment of interest on the 2024 Debentures.
Net Cash Provided by (Used In) Investing Activities
Net cash provided by (used in) investing activities increased by $31.1 million. The increase primarily related to $171.0 million in proceeds received on the sale of Advanced BioHealing and Portico Systems, a $3.0 million decrease in advances to partner companies, a $3.7 million increase in repayment of advances to partner companies and a $19.0 million increase related to cash transferred to escrow to service interest payments on the 2014 Debentures in the prior year, partially offset by a $56.1 million increase in cash paid to acquire ownership interests in partner companies and funds and a $106.4 million net increase in cash paid to acquire marketable securities.
Net Cash (Used in) Provided by Financing Activities
Net cash (used in) provided by financing activities increased by $30.4 million. The increase primarily related to the repurchase of $30.8 million of the 2024 Debentures in the nine months ended September 30, 2011.

Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments as of September 30, 2011 by period due or expiration of the commitment.

	Payments Due by Period
			2012 and	2014 and	Due after
	Total	Remainder of 2011	2013	2015	2015
	(In millions)
Contractual Cash Obligations:
Convertible senior debentures(a)	$47.3	$—	$—	$47.3	$—
Operating leases	1.5	0.1	1.0	0.4	—
Funding commitments(b)	0.2	0.2	—	—	—
Potential clawback liabilities(c)	2.2	—	2.2	—	—
Other long-term obligations(d)	3.7	0.2	1.5	1.5	0.5

Total Contractual Cash Obligations	$54.9	$0.5	$4.7	$49.2	$0.5

	Amount of Commitment Expiration by Period
			2012 and	2014 and	After
	Total	Remainder of 2011	2013	2015	2015
	(In millions)
Other Commitments:
Letters of credit(e)	$6.3	$—	$—	$—	$6.3

(a)	We have outstanding $0.4 million of 2024 Debentures with a stated maturity of March 15, 2024. On March 21, 2011, we repurchased $30.8 million of the 2024 Debentures as required by the 2024 Debenture holders. The holders of the remaining 2024 Debentures have the right to require the Company to repurchase the remaining 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest. In March 2010, we issued $46.9 million in face value of our 10.125% senior convertible debentures, due 2014 (the “2014 Debentures”) in an exchange transaction for the same face amount of our 2024 Debentures.

(b)	These amounts represent $0.2 million in funding commitments to private equity funds which have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management.

(c)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return is approximately $2.2 million, of which $1.9 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets.

(d)	Reflects the estimated amount payable to our former Chairman and CEO under an ongoing agreement.

(e)	A $6.3 million letter of credit is provided to the landlord of CompuCom’s Dallas headquarters lease as required in connection with our sale of CompuCom in 2004.

We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $8 million at September 30, 2011.
We remain guarantor of Laureate Pharma’s Princeton, New Jersey facility lease. Such guarantee may extend through the lease expiration in 2016 under certain circumstances. However, we are entitled to indemnification in connection with the continuation of such guaranty. As of September 30, 2011, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equaled $6.3 million.
As of December 31, 2010, we had federal net operating and capital loss carryforwards totaling approximately $266.5 million. During the nine month period ended September 30, 2011, we utilized federal net operating and capital loss carryforwards totaling approximately $152.5 million to offset the taxable gain on the sales of Advanced BioHealing and Portico Systems. Our remaining loss carryforwards expire in various amounts from 2011 to 2030.
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
We have had material weaknesses in our internal controls over financial reporting in the past and cannot provide assurance that additional material weaknesses will not be identified in the future. Our failure to effectively maintain our internal control over financial reporting could result in material misstatements in our Consolidated Financial Statements which could require us to restate financial statements, cause us to fail to meet our reporting obligations, cause investors to lose confidence in our reported financial information and/or have a negative effect on our stock price.
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
Some of our partner companies also license intellectual property from third parties, and it is possible that they could become subject to infringement actions based upon their use of the intellectual property licensed from those third parties. Our partner companies generally obtain representations as to the origin and ownership of such licensed intellectual property. However, this may not adequately protect them. Any claims against our partner companies’ proprietary rights, with or without merit, could subject the companies to costly litigation and divert their technical and management personnel from other business concerns. If our partner companies incur costly legaland their personnel are not effectively deployed, the expenses and losses incurred by our partner companies will increase and their profits, if any, will decrease.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our ownership interests in our partner companies. At September 30, 2011, these interests included our equity positions in NuPathe and Tengion, our publicly traded partner companies, which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure related to these interests. Based on closing market prices at September 30, 2011, the aggregate fair market value of our holdings in NuPathe and Tengion were approximately $5.7 million. A 20% decrease in each of NuPathe’s and Tengion’s stock prices would result in an approximate $1.1 million decrease in the fair value of our public company holdings.
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

					Fair
				After	Value at
Liabilities	Remainder of 2011	2012	2013	2013	September 30, 2011

2024 Debentures due by year (in millions)	$—	$—	$—	$0.4	$0.4
Fixed interest rate	2.625%	2.625%	2.625%	2.625%	N/A
Interest expense (in millions)	$—	$—	$—	$0.1	N/A

2014 Debentures due by year (in millions)	$—	$—	$—	$46.9	$58.2
Fixed interest rate	10.125%	10.125%	10.125%	10.125%	N/A
Interest expense (in millions)	$1.2	$4.8	$4.8	$1.0	N/A

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2011 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers (1)

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs
8/23/11	1,100	$14.6589	N/A	N/A
8/25/11	2,400	$14.9488	N/A	N/A
9/6/11	2,000	$13.9050	N/A	N/A

(1)	The purchases reported in this table were open market purchases made by individuals who may be considered affiliated purchasers of the Registrant under Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

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
101 †
The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets — September 30, 2011 (unaudited) and December 31, 2010; (ii) Consolidated Statements of Operations (unaudited) — Three and nine months ended September 30, 2011 and 2010; (iii) Condensed Statements of Cash Flows (unaudited) — Nine months ended September 30, 2011 and 2010; (iv) Consolidated Statement of Shareholders’ Equity — Nine months ended September 30, 2011;and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text*.
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

SAFEGUARD SCIENTIFICS, INC.

Date: October 28, 2011	PETER J. BONI Peter J. Boni
President and Chief Executive Officer

Date: October 28, 2011	STEPHEN T. ZARRILLI Stephen T. Zarrilli
Senior Vice President and Chief Financial Officer