Form 10-K
period 2011-12-31
SAFEGUARD SCIENTIFICS INC
filed 2012-03-02
CIK 86115

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2011, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $383,888,928 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares outstanding of the Registrant’s Common Stock, as of February 29, 2012 was 20,754,014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

SAFEGUARD SCIENTIFICS, INC.

FORM 10-K

DECEMBER 31, 2011

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

Item 1.    Business

Business Overview

Safeguard’s charter is to build value in growing businesses by providing capital and strategic, operational and management resources. Safeguard participates in expansion financings, corporate spin-outs, buyouts, recapitalizations, industry consolidations, and early-stage financings. Our vision is to be the preferred catalyst to build great companies across diverse capital platforms. Historically, we have typically been a provider of equity capital and have provided debt capital only in limited instances where specific circumstances permitted. Throughout this document, we use the term “partner company” to generally refer to those companies in which we have an equity interest and which we are actively involved in influencing the development of through board representation and management support, in addition to the influence we exert through our equity ownership stake. From time to time, in addition to these partner companies, we also hold relatively small equity interests in other enterprises that we are not actively involved in the management of.

We strive to create long-term value for our shareholders by helping partner companies increase their market penetration, grow revenue and improve cash flow. We focus principally on companies that operate in two sectors and in which we anticipate deploying up to $25 million. The two sectors on which we presently focus are:

Life Sciences — including companies focused on molecular and point-of-care diagnostics, medical devices, specialty pharmaceuticals and selected healthcare services that have lesser regulatory risk and have achieved or are near commercialization; and

Technology — including companies focused on Internet/new media, financial services IT, healthcare IT, enterprise software and selected business services that have transaction-enabling applications with a recurring revenue stream.

It is our stated intention to continue to develop, grow and extend our capital deployment and business building platform by leveraging our core capabilities. These initiatives may take the form of: i) considering partner companies in additional sectors; ii) making a concerted effort to deploy debt capital to our partner companies or to other borrowers; iii) managing the deployment of capital other than that which originates on our balance sheet; and/or iv) acquiring and maintaining ownership interests in other managers of capital.

In 2011, our management team executed against the following objectives, to:

•	Deploy capital in companies within our strategic focus;

•	Build value in partner companies by developing strong management teams, growing the companies organically and through acquisitions, and positioning the companies for liquidity at premium valuations;

•	Realize the value of partner companies through selective, well-timed exits to maximize risk-adjusted value; and

•	Provide the tools needed for investors to fully recognize the shareholder value that has been created by our efforts.

To meet our strategic objectives during 2012, Safeguard will focus on:

•	finding opportunities to deploy our capital in additional partner companies and, possibly, extensions of our capital deployment and business building platform;

•	helping partner companies to achieve additional market penetration, revenue growth, cash flow improvement and growth in long-term value; and

•	realizing value in our partner companies if and when we believe doing so will maximize value for our shareholders.

We incorporated in the Commonwealth of Pennsylvania in 1953. Our corporate headquarters are located at 435 Devon Park Drive, Building 800, Wayne, Pennsylvania 19087.

Significant 2011 Highlights

Here are our key developments from 2011:

•	During 2011, we deployed $14 million in additional capital to support the growth of the partner companies in which we already had an interest at December 31, 2010.

•

In February 2011, Safeguard deployed $5 million in ThingWorx, Inc. ThingWorx combines the key functionality of Web 2.0, real-time data, mash-ups, search, social media and the semantic web, and applies it to any process that involves people, systems and devices and other real world “things”. ThingWorx is providing the disruptive change required to catalyze innovation and enable connected world applications in industrial markets such as manufacturing, utilities and energy, as well as in emerging “Internet of Things” applications including smart cities, smart grid, agriculture, transportation, and Machine-to-Machine (M2M).

•	In March 2011, Safeguard completed the repurchase of $30.8 million of its 2.625% convertible senior debentures due 2024 at face value.

•

In April 2011, Safeguard deployed $25 million in PixelOptics, Inc., leading a $45 million financing. PixelOptics is a medical technology company that developed and is commercializing emPower!, the most significant technological advance in prescription eyewear in the last 50 years. The world’s first and only electronically focusing prescription eyewear, emPower! uses dynamic technology to change focus automatically and silently without moving parts, reducing or eliminating perceived distortion and other limitations associated with multifocal lenses.

•

In June 2011, Safeguard deployed $20 million in NovaSom, Inc., leading a $35 million financing. NovaSom provides diagnostic devices and services for home testing and evaluation of sleep-disordered breathing, including obstructive sleep apnea (OSA). NovaSom’s Home Sleep Test has Medicare approval and FDA clearance for diagnosis of OSA in adults. The company has integrated the system into a cloud-based, collaborative patient-management platform for physicians and payers.

•	In June 2011, Safeguard received $138.2 million in cash proceeds from the sale of Advanced BioHealing, Inc to Shire plc (LSE: SHP, NASDAQ: SHPGY), excluding $7.6 million held in escrow.

•

In July 2011, Safeguard received $32.8 million in cash proceeds from the sale of Portico Systems Inc. to McKesson Corporation (NYSE: MCK), excluding $3.4 million held in escrow. In addition, Safeguard may receive up to an additional $1.9 million, which is contingent upon performance milestones.

•	In August 2011, Safeguard deployed $3.9 million for a 36% interest in Penn Mezzanine, a mezzanine lender focused on lower middle market, Mid-Atlantic companies.

•

In September 2011, Safeguard deployed $10 million in Putney, Inc., leading a $21 million financing. Putney is a specialty pharmaceutical company focused on providing high-quality, cost-effective generic medicines for pets. Putney’s ongoing investment in research and development is focused on creating the next generation of generic veterinary products based on inputs from companion animal veterinarians and its industry partners.

•

In November 2011, Safeguard deployed $6.3 million in Medivo, Inc., leading a $7 million financing. Medivo is a healthcare IT company that provides data analytics and lab testing services that enable patients and physicians to improve health. Medivo is a convenient online, HIPAA-compliant platform that improves and increases access to lab testing; identifies patients who need testing and assists them to get those tests; educates patients about those results; and relays information to primary care physicians.

•

In December 2011, Safeguard deployed $1.7 million in Crimson Informatics, Inc., leading a $1.8 million financing. Crimson Informatics combines mobility, cloud computing, big data technologies and the “Internet of Things” into a single, revolutionary offering in the usage-based auto insurance market.

•

In December 2011, Safeguard deployed $1.3 million in Hoopla Software, Inc., leading a $2.8 million financing. Hoopla Software offers a complete sales performance optimization platform, which leverages data, game mechanics and communication tools to cultivate a high performance culture and drive results for sales employees.

Our Strategy

We currently focus much of our intention on developing partner companies that address one or more of five general themes and that are pursuing opportunities presented thereby:

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

Our corporate staff (30 employees at December 31, 2011) is dedicated to creating long-term value for our shareholders by helping our partner companies build value and by finding additional acquisition opportunities.

Identifying Partner Company Opportunities

Safeguard’s go-to-market strategy, marketing and sourcing activities within our sectors of focus (Life Sciences and Technology) are designed to generate a large volume of high-quality opportunities to acquire majority or primary shareholder stakes in partner companies. Our principal focus is to acquire stakes in growth-stage companies with attractive growth prospects in the technology and life sciences sectors. Generally, we prefer to deploy capital into companies:

•	operating in large and/or growing markets;

•	with barriers to entry by competitors, such as proprietary technology and intellectual property, or other competitive advantages;

•	with capital requirements from us of up to $25 million; and

•	with a compelling growth strategy.

Our sourcing efforts are targeted primarily in the eastern U.S. However, in-bound deal leads generate opportunities throughout the U.S. and Canada. Leads come from a variety of sources, including investment bankers, syndication partners, existing partner companies and advisory board members.

Our Life Sciences Group currently targets companies in molecular and point-of-care diagnostics, medical device, specialty pharmaceuticals and selected healthcare services that have lesser regulatory risk and have achieved or are near commercialization.

Our Technology Group currently targets companies in Internet/new media, financial services IT, healthcare IT, enterprise software and selected business services that have transaction-enabling applications with a recurring revenue stream.

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

Competition.    We face intense competition from other companies that acquire or provide capital to life sciences and technology businesses. Competitors include venture capital and, occasionally, private equity investors, as well as companies seeking to make strategic acquisitions. Many providers of growth capital also offer strategic guidance, networking access for recruiting and general advice. Nonetheless, we believe we are an attractive capital provider to potential partner companies because our strategy and capabilities offer:

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

Management and Operational Support.    We provide management and operational support, as well as ongoing planning and development assessment. Our executives and advisory board members provide mentoring, advice and guidance to develop partner company management. Our executives serve on the boards of directors of partner companies, working with them to develop and implement strategic and operating plans. We measure and monitor achievement of these plans through regular review of operational and financial performance measurements. We believe these services provide partner companies with significant competitive advantages within their respective markets.

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

Our Partner Companies

An understanding of our partner companies is important to understanding Safeguard and its value-building strategy. Following are descriptions of our partner companies in which we owned interests at December 31, 2011, except in the case of Spongecell and Lumesis which we consummated our relationships with since year end. The indicated ownership percentage is presented as of December 31, 2011, or the later date on which the relationship was consummated, and reflects the percentage of the vote we are entitled to cast based on issued and outstanding voting securities (on a common stock equivalent basis), excluding the effect of options, warrants and convertible debt (primary ownership).

LIFE SCIENCES PARTNER COMPANIES

Alverix, Inc.	(Safeguard Ownership: 49.6%)

Headquartered in San Jose, California, Alverix provides next-generation instrument and connectivity platforms for Point-of-Care diagnostic testing. Building upon a 30-year legacy within Hewlett Packard and Agilent, Alverix was spun off as a privately held company in 2007. Alverix produces novel, handheld and pocket-sized medical diagnostic instruments that enable central laboratory-quality results to be achieved in physician offices, laboratory outreach locations, retail clinics and homes where immediate access to test results is critical to improving patient outcomes. Alverix’s target markets include infectious disease, drugs of abuse, cardiac markers and cholesterol/lipids, among others. With strength in product design, product development and high volume manufacturing, Alverix is leading the transition of diagnostic testing from the laboratory to all locations where immediate results are critical to patient care. www.alverix.com

Good Start Genetics, Inc.	(Safeguard Ownership: 26.3%)

Headquartered in Cambridge, Massachusetts, Good Start Genetics is a diagnostic company that has developed a more accurate and comprehensive pre-pregnancy genetic test based on proprietary gene-sequencing technology, designed to replace single-disorder-only tests currently on the market. The company’s CLIA approved offering is expected to launch in early 2012 and will allow improved identification of carriers of heritable genetic disorders, enabling physicians to help prospective parents make more knowledgeable medical decisions before conception. Good Start Genetics’ platform may also be a valuable tool in oncology, cardiovascular and/or adult genetic disorder applications. www.goodstartgenetics.com

Medivo, Inc.	(Safeguard Ownership: 30.0%)

Headquartered in New York, New York, Medivo is a healthcare IT company that provides data analytics and lab testing services via the internet that enable patients and physicians to improve the quality of their interactions resulting in healthier outcomes. Medivo has a convenient online, HIPAA-compliant platform that improves and increases access to lab testing; identifies patients who need testing and assists them to get those tests; educates patients about those results; and relays information to primary care physicians. From routine tests to cancer diagnostics and emerging genetic tests, laboratory testing is a critical component of healthcare. Physicians rely heavily on laboratory test results and interpretations to make critical decisions that govern patient diagnosis and treatment and dictate resource utilization. www.medivo.com

NovaSom, Inc.	(Safeguard Ownership: 30.3%)

Headquartered in Baltimore, Maryland, NovaSom provides diagnostic devices and services for home testing and evaluation of sleep-disordered breathing, including obstructive sleep apnea (“OSA”). Untreated OSA is a major problem for the U.S. health system. It can cause or worsen numerous chronic and costly health disorders. With diagnoses hindered by patients avoiding sleep labs, the NovaSom Home Sleep Test provides a welcome solution for patients, addressing the capacity, cost and comfort issues that may be negatively associated with these labs. NovaSom’s Home Sleep Test is a portable, FDA-approved instrument that can detect OSA at home for patient convenience and enhanced accuracy. NovaSom’s innovative home service delivery model, combined with a pioneering cloud-based portal technology, connects NovaSom with physicians, therapy providers and payers to achieve alignment in patient preference, cost and quality objectives. www.novasom.com

NuPathe, Inc. (NASDAQ: PATH)	(Safeguard Ownership: 17.8%)

Headquartered in Conshohocken, Pennsylvania, NuPathe is an emerging biopharmaceutical company focused on innovative neuroscience solutions for diseases of the central nervous system, including neurological and psychiatric disorders. NuPathe’s lead product candidate, NP101, is an active, single-use, transdermal sumatriptan patch being developed for the treatment of migraine, and is the first-ever submission to the FDA of a transdermal patch for migraine treatment. The patch is designed to provide migraine patients fast onset and sustained relief of debilitating migraine symptoms including headache pain and migraine-related nausea. In addition to NP101, NuPathe has two additional proprietary product candidates: NP201 for the continuous symptomatic treatment of Parkinson’s disease, for which the company plans to partner, and NP202, for the long-term treatment of schizophrenia and bipolar disorder. www.nupathe.com

PixelOptics, Inc.	(Safeguard Ownership: 24.7%)

Headquartered in Roanoke, Virginia, PixelOptics is a medical technology company that developed and has begun to commercialize emPower!. The world’s first and only electronically focusing prescription eyewear, emPower! uses dynamic technology to change focus automatically and silently without moving parts, reducing or eliminating perceived distortion and other limitations associated with multifocal lenses. Initially targeted for those individuals with presbyopia, a condition where the eye exhibits a progressively diminished ability to focus on near objects with age, these glasses change automatically to enable a patient to see near or far. emPower! will be prescribed by eye care professionals and will be initially sold in practitioner offices. www.pixeloptics.com

Putney, Inc.	(Safeguard Ownership: 27.6%)

Headquartered in Portland, Maine, Putney is a specialty pharmaceutical company developing high-quality, cost-effective generic medicines for pets. While human generics have had significant market penetration, most FDA-approved drugs for companion animals lack a generic equivalent. This results in pet owners paying out of pocket for branded, and often expensive, veterinary drugs. Today, many pharmaceuticals approved by the FDA for companion animals have expired patents, but are sold as brand-name medications with no generic competition. Putney’s ongoing investment in research and development is focused on creating the next generation of generic veterinary products based on inputs from companion animal veterinarians and its industry partners. www.putneyvet.com

TECHNOLOGY PARTNER COMPANIES

AdvantEdge Healthcare Solutions, Inc.	(Safeguard Ownership: 40.2%)

Headquartered in Warren, New Jersey, AdvantEdge Healthcare Solutions (“AHS”) is a provider of medical billing and practice management services for physicians, ambulatory surgery centers, and other healthcare providers. The company’s proven, proprietary software delivers outsourced billing solutions to hospital-based physician groups, large office-based medical practices and surgery centers. AHS efficiently collects financial information and speeds reimbursement of third-party claims and patient payments, enabling physicians to maximize revenue and decrease their billing and practice management costs. The company has completed five acquisitions since mid-2009. www.ahsrcm.com

Beyond.com, Inc.	(Safeguard Ownership: 38.3%)

Headquartered in King of Prussia, Pennsylvania, Beyond.com is a career network, creating targeted connections across thousands of industry, local and specialty communities—including some of the best-known and most well-established career brands on the web. Approximately 90% of job seekers search locally. Beyond.com capitalizes on this trend, monetizing its network of local and niche career websites via job postings, career services, lead generation and online advertising. As the online jobs-search market consolidates, Beyond.com is exploring growth opportunities through acquisition. More than 25 million professionals are using Beyond.com to advance their careers, and there are over 15 million resumes posted across its portfolio of sites. www.beyond.com

Bridgevine, Inc.	(Safeguard Ownership: 22.8%)

Headquartered in Vero Beach, Florida, Bridgevine is a customer acquisition company that aids marquee national, regional, and local brands in generating high-quality new customers. This is accomplished through two solutions sets that leverage AMP, its proprietary Acquisition and Merchandising Platform: 1) clients license the company’s web services products (AMPconnect and AMPstore) to optimize their own customer acquisition initiatives, or 2) clients leverage the company’s digital marketing products (AMPlify, AMPassist and AMPmobile) as an extension of their marketing tools designed for customer acquisition campaigns. www.bridgevine.com

Crimson Informatics, Inc.	(Safeguard Ownership: 23.9%)

Headquartered in Richmond, Virginia, Crimson Informatics combines mobility, technology and high-powered data technologies and analytics software into a single, revolutionary offering in the usage-based auto insurance market. Crimson provides a data capture device that drivers plug into their vehicle and a private consumer friendly website that shows drivers their driving habits, routes, recommendations for improvement, and a unique Crimson Driving Score. In addition, Crimson provides insurance companies with a turnkey software platform that can underwrite driving insurance based on the Crimson Driving Score. Combined together, Crimson has created an elegant usage-based auto insurance platform that is financially more attractive for insurance companies to implement, and a privacy-sensitive, financially equitable offering for consumers. www.crimsoninformatics.com

Hoopla Software, Inc.	(Safeguard Ownership: 28.0%)

Headquartered in West Chester, Pennsylvania, Hoopla Software has developed a complete performance optimization system designed to steer the actions and behaviors of employees. Hoopla’s platform leverages enterprise data, advanced game mechanics and sophisticated communication tools to cultivate a high performance culture and drive results. www.hoopla.net

Lumesis, Inc.	(Safeguard Ownership: 31.6%)

Headquartered in Stamford, Connecticut, Lumesis is a financial technology company that provides robust visualization and analytical tools and time-sensitive notifications for the fixed income marketplace. The Company’s lead product, DIVER, is an interactive, web-based, fixed income research tool that offers more than 130 data sets from more than 30 distinct sources. DIVER provides timely and meaningful economic and demographic data to help municipal fixed income professionals identify risks in their portfolio, recognize opportunities in the market, and significantly enhance decision-making. www.lumesis.com

MediaMath, Inc.	(Safeguard Ownership: 22.4%)

Headquartered in New York, New York, MediaMath provides enterprise-class technology and services to advertisers and their agencies to make more efficient, effective and profitable marketing decisions. The MediaMath buying platform, TerminalOne, provides advertising agencies and brands with the technology and back office services to trade effectively across all digital advertising channels. It includes a common interface and workflow, data management layer that integrates marketer and third-party data, sophisticated algorithms and bid optimization, and deep relationships with over a dozen major sources of quality supply. The company serves highly targeted ads on behalf of top-tier agencies, including major agency holding companies. www.mediamath.com

Spongecell, Inc.	(Safeguard Ownership: 23.1%)

Headquartered in New York, New York, Spongecell is an advertising technology company that turns standard banner ads into dynamic ads with rich media features. Rich media ads are superior to standard banner ads in that they engage audiences longer, use no more real estate than a standard banner ad, and keep users on the publisher’s page. The company works with creative and media agencies to serve engaging campaigns for global brand advertisers. www.spongecell.com

Swap.com, Inc.	(Safeguard Ownership: 45.6%)

Headquartered in Boston, Massachusetts, Swap.com is leading the swap movement both online and in communities across the world. First, there was e-Commerce, then online auctions, and then online classifieds for listing, buying and selling used items. Swapping has existed for thousands of years, though today’s social networks, economic climate and interest in the environment are powerful drivers to build a scalable marketplace. www.swap.com

ThingWorx, Inc.	(Safeguard Ownership: 30.2%)

Headquartered in Exton, Pennsylvania, ThingWorx combines the key functionality of Web 2.0, real-time data, mashups, search, social media, and the semantic web, and applies it to any process that involves people, systems, devices and other real world ‘things’. ThingWorx’s technology provides all of the services and functionality required to quickly build and deploy secure, high-performance, connected applications regardless of whether they’re in the cloud, on an intranet or on an embedded platform. ThingWorx is selling its application platform to large industries that have many smart devices that need connectivity including manufacturing, utilities and energy, as well as in emerging Internet of Things applications, which include smart cities, smart grid, agriculture, transportation and medical device. www.thingworx.com

Other Initiatives To Expand our Platform

It is our stated intention to continue to develop, grow and extend our capital deployment and business building platform by leveraging our core capabilities. These initiatives may take the form of: i) considering partner companies in additional sectors; ii) making a concerted effort to deploy debt capital to our partner companies or to other borrowers; iii) managing the deployment of capital other than that which originates on our balance sheet; and/or iv) acquiring and maintaining ownership interests in other managers of capital.

During 2011 we consummated one such initiative. We acquired a 36% ownership interest in Penn Mezzanine, a mezzanine lending enterprise. We expect to deploy an aggregate of $30 million to this relationship. In addition to this capital, Penn Mezzanine funds its lending activities by raising capital from third party limited partners. Penn Mezzanine provides junior capital and operational support to growth stage businesses. We participate in the subordinated loans and other forms of junior capital provided by Penn Mezzanine. Our relationship with Penn Mezzanine provides us with current interest income earned through our participations in their funding activities. Through Penn Mezzanine we also augment our capabilities as a provider of growth capital and participate in the management of external sources of capital. Through our ownership interest in Penn Mezzanine we expect to benefit from the management fee income and profit participation of the Penn Mezzanine enterprise. This endeavor offers another form of capital to our existing partner companies, our potential partner companies and to other borrowers. In connection with its lending efforts, Penn Mezzanine leverages the due diligence and industry expertise of Safeguard’s management. Safeguard has the opportunity to augment Penn Mezzanine’s pipeline of lending opportunities and Penn Mezzanine is a potential source for equity capital deployments for Safeguard.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

Information on revenue, operating income (loss), equity income (loss) and net income (loss) from continuing operations for each operating segment of Safeguard’s business for each of the three years in the period ended December 31, 2011 and assets as of December 31, 2011 and 2010 is contained in Note 18 to the Consolidated Financial Statements.

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

Our principal business depends upon our ability to make good decisions regarding the deployment of capital into new or existing partner companies and, ultimately, the performance of our partner companies, which is uncertain.

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

Our consolidated financial results also may vary significantly based upon which, if any of our partner companies are included in our Consolidated Financial Statements. For example: For the period from January 1, 2009 through May 14, 2009, we consolidated the results of operations of Clarient in continuing operations. On May 14, 2009, we deconsolidated Clarient and between such date and December 2010 (when we sold our remaining interests in Clarient) we accounted for our holdings in Clarient under the fair value option.

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

We cannot provide assurance that material weaknesses in our internal controls over financial reporting will not be identified in the future.

We cannot assure that material weaknesses in our internal controls over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in a material weakness, or could result in material misstatements in our Consolidated Financial Statements. These misstatements could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and/or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

The success or failure of many of our partner companies is dependent upon the ultimate effectiveness of newly-created information technologies, medical devices, healthcare diagnostics, etc.

Our partner companies’ business strategies are often highly dependent upon the successful launch and commercialization of an innovative information technology, medical device, healthcare diagnostic, etc. Despite all of our efforts to understand the research and development underlying the innovation or creation of such technologies, etc. before we deploy capital to a partner company, often times the performance of the technology, device, etc. never matches the expectations of us or the partner company. In those situations, it is likely that we will incur a partial or total loss of the capital which we deployed in such partner company.

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

Catastrophic events may disrupt our Partner Companies’ business.

Some of our partner companies are highly automated businesses and rely on their network infrastructure, various software applications and many internal technology systems and data networks for their customer support, development, sales and marketing and accounting and finance functions. Further, some of our partner companies provide services to their customers from data center facilities in multiple locations. Some of these data centers are operated by third-parties, and they have limited control over those facilities. A disruption or failure of these systems or data centers in the event of a natural disaster, telecommunications failure, power outage, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data. Such an event could also prevent them from fulfilling customer orders or maintaining certain service level requirements, particularly in respect of their SaaS offerings. While certain of our Partner Companies have developed certain disaster recovery plans and maintain backup systems to reduce the potentially adverse effect of such events, a catastrophic event that resulted in the destruction or disruption of any of their data centers or their critical business or information technology systems could severely affect their ability to conduct normal business operations and, as a result, their business, operating results and financial condition could be adversely affected.

We cannot provide assurance that our Partner Companies’ disaster recovery plans will address all of the issues they may encounter in the event of a disaster or other unanticipated issue, and their business interruption insurance may not adequately compensate them for losses that may occur from any of the foregoing. In the event that a natural disaster, terrorist attack, or other catastrophic event were to destroy any part of their facilities or interrupt their operations for any extended period of time, or if harsh weather or health conditions prevent them from delivering products in a timely manner, their business, financial condition and operating results could be adversely affected.

Risks Related to Our Initiatives to Expand Our Platform

Our involvement in the mezzanine lending industry through our relationship with Penn Mezzanine could expose us to risks that differ from, and may be in addition to, to the risks that otherwise relate to our other business initiatives.

Borrowers may default on their payments, which may have a negative effect on our financial performance.

Through our relationship with Penn Mezzanine, we participate in long-term loans and in equity securities primarily in private middle-market companies, which may involve a higher degree of repayment risk. These borrowers may have limited financial resources, may be highly leveraged and may be unable to obtain financing from traditional sources. Numerous factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. A borrower’s failure to satisfy financial or operating covenants imposed by Penn Mezzanine or other lenders could lead to defaults and, potentially, termination of its loans or foreclosure on its secured assets, which could trigger cross defaults under other agreements and jeopardize such borrower’s ability to meet its obligations under the participations in loans or debt interests that we hold. In addition, such borrowers may have, or may be permitted to incur, other debt that ranks senior to or equally with our interests. This means that payments on such senior-ranking securities may have to be made before we receive any payments on our interests in subordinated loans or other debt securities. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral and may have a negative effect on our financial results.

Subordination

The loans and other vehicles we participate in will typically be subordinated to the senior obligations of our borrowers (all or a significant portion of which may be secured), either contractually or structurally, in the case of debt securities, or because of the nature of the security, in the case of preferred stock, common stock, warrants or other equity securities. Such subordinated instruments may be characterized by greater credit risk than those associated with senior obligations of the same borrower. Adverse changes in the financial condition of a borrower, general economic conditions, or both may impair the ability of such borrower to make payments on the subordinated instruments and result in defaults on such instruments more quickly than in the case of the senior obligations of such borrower.

Debt Securities

Our participation in debt instruments and obligations entails normal credit risks (i.e. the risk of non-payment of interest and principal), as well as other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so-called “lender liability” claims by the borrower, and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. A debt instrument or obligation may also be subject to prepayment or redemption at the option of the borrower. Pursuant to rights granted to Penn Mezzanine by borrowers, Penn Mezzanine will often oversee or play a role in the management of its borrowers. If a court were to find that Penn Mezzanine’s influence on the management of a borrower caused the borrower to take actions that were in Penn Mezzanine’s interests and not in the best interests of the creditors and stockholders of the borrower as a whole, the court could cause Penn Mezzanine’s claims, which normally would be subordinated only to any senior debt of the borrower, to be subordinated to the claims of all creditors of the borrower and, in certain circumstances, the claims of the stockholders. Since we participate in the loans and other transactions entered into by Penn Mezzanine, we would be adversely affected by any such circumstance.

Leverage

Our Penn Mezzanine participations are expected to include borrowers with significant levels of debt. Such situations are inherently more sensitive than others to declines in revenues and to increases in expenses and interest rates. The leveraged capital structure of such borrowers will increase the exposure of those borrowers to adverse economic factors such as downturns in the economy or deterioration in the condition of the borrower or its industry. Because these participations involve subordinated obligations, among the most junior in a borrower’s capital structure, the inability of a borrower to service its debt obligations could result in a loss of our principal.

Minority Positions

The loans in which we participate will generally represent minority interests in borrowers. Penn Mezzanine will not likely be able to control or exercise substantial influence over such borrowers.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters and administrative offices in Wayne, Pennsylvania contain approximately 20,000 square feet of office space in one building. We currently lease our corporate headquarters under a lease with approximately 2.5 years remaining.

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

Item 4.    Reserved

ANNEX TO PART I — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	Executive Officer Since
Peter J. Boni	66	President, Chief Executive Officer and Director	2005
James A. Datin	49	Executive Vice President and Managing Director	2005
Brian J. Sisko	51	Senior Vice President and General Counsel	2007
Stephen T. Zarrilli	50	Senior Vice President and Chief Financial Officer	2008

Mr. Boni joined Safeguard as President and Chief Executive Officer and a member of the Board of Directors in August 2005. Prior to joining Safeguard, Mr. Boni was an Operating Partner for Advent International, a global private equity firm with $10 billion under management, from April 2004 to August 2005; Chairman and Chief Executive Officer of Surebridge, Inc., an applications outsourcer serving the mid-market, from March 2002 to April 2004; Managing Principal of Vested Interest LLC, a management consulting firm, from January 2001 to March 2002; and President and Chief Executive Officer of Prime Response, Inc., an enterprise applications software provider, from February 1999 to January 2001.

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

Safeguard’s common stock is listed on the New York Stock Exchange (Symbol: SFE). The high and low sale prices reported within each quarter of 2011 and 2010 were as follows:

	High	Low
Fiscal year 2011:
First quarter	$21.35	$16.25
Second quarter	20.99	17.11
Third quarter	19.08	13.02
Fourth quarter	18.26	13.88
Fiscal year 2010:
First quarter	$13.34	$10.07
Second quarter	14.35	10.02
Third quarter	13.27	10.04
Fourth quarter	17.44	12.25

The high and low sale prices reported in the first quarter of 2012 through February 29, 2012 were $18.20 and $15.42, respectively, and the last sale price reported on February 29, 2012, was $16.91. No cash dividends have been declared in any of the years presented, and Safeguard has no present intention to declare cash dividends.

As of February 29, 2012, there were approximately 23,000 beneficial holders of Safeguard’s common stock.

The following graph compares the cumulative total return on $100 invested in our common stock for the period from December 31, 2006 through December 31, 2011 with the cumulative total return on $100 invested for the same period in the Russell 2000 Index and the Wilshire 4500 Index. In light of the diverse nature of Safeguard’s business and based on our assessment of available published industry or line-of-business indices, we determined that no single industry or line-of-business index would provide a meaningful comparison to Safeguard. Further, we did not believe that we could readily identify an appropriate group of industry peer companies for this comparison. Accordingly, under SEC rules, we selected the Wilshire 4500 Index, a published market index in which the median market capitalization of the included companies is similar to our own. Safeguard’s common stock is included as a component of the Russell 2000 and Wilshire 4500 indices.

•	Assumes reinvestment of dividends. We have not distributed cash dividends during this period.

•	Assumes an investment of $100 on December 31, 2006.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected consolidated financial data for the five-year period ended December 31, 2011. The selected consolidated financial data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Consolidated Financial Statements and Notes thereto included in this report. The historical results presented herein may not be indicative of future results. During the five-year period ended December 31, 2011, certain consolidated partner companies, or components thereof, were sold. These businesses are reflected in discontinued operations through their respective disposal dates: Acsis, Inc., Alliance Consulting Group Associates, Inc. and Laureate Pharma, Inc. (May, 2008), Pacific Title & Art Studio Inc. (March 2007) and Clarient’s technology business (March 2007). The accounts of Clarient are included in continuing operations through May 14, 2009, the date of its deconsolidation.

	December 31,
	2011	2010	2009	2008	2007
			(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$83,187	$183,419	$67,347	$75,051	$96,201
Short-term marketable securities	158,098	42,411	39,066	14,701	590
Long-term marketable securities	16,287	—	—	—	—
Restricted cash equivalents	12,265	16,774	—	—	—
Cash held in escrow	6,433	6,434	6,910	6,934	22,686
Working capital of continuing operations	245,420	197,769	105,983	88,400	97,184
Total assets of continuing operations	406,636	336,545	282,099	232,402	258,075
Convertible senior debentures	45,694	75,919	78,225	86,000	129,000
Long-term debt, net of current portion	—	—	—	345	906
Other long-term liabilities	4,146	5,311	5,461	9,600	9,111
Total equity	348,280	246,431	190,507	104,710	155,831

Consolidated Statements of Operations Data

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands except per share amounts)
Revenue	$—	$—	$34,839	$73,736	$42,995
Operating Expenses:
Cost of sales	—	—	13,811	33,007	26,914
Selling, general and administrative	21,168	20,847	37,214	60,744	50,783

Total operating expenses	21,168	20,847	51,025	93,751	77,697

Operating loss	(21,168)	(20,847)	(16,186)	(20,015)	(34,702)
Other income (loss), net	(6,145)	74,809	108,881	10,280	(5,077)
Interest income	1,424	718	480	3,097	7,520
Interest expense	(5,971)	(5,737)	(3,164)	(4,732)	(5,489)
Equity income (loss)	142,457	(22,334)	(23,227)	(34,697)	(15,178)

Net income (loss) from continuing operations before income taxes	110,597	26,609	66,784	(46,067)	(52,926)
Income tax benefit	—	—	14	24	687

Net income (loss) from continuing operations	110,597	26,609	66,798	(46,043)	(52,239)
Income (loss) from discontinued operations, net of tax	—	—	1,975	(9,620)	(17,282)

Net income (loss)	110,597	26,609	68,773	(55,663)	(69,521)
Net (income) loss attributable to noncontrolling interest	—	—	(1,163)	3,650	3,653

Net income (loss) attributable to Safeguard Scientifics, Inc.	$110,597	$26,609	$67,610	$(52,013)	$(65,868)

Basic Income (Loss) Per Share:
Net income (loss) from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$5.33	$1.30	$3.26	$(2.10)	$(2.28)
Net income (loss) from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	—	0.07	(0.46)	(0.96)

Net income (loss) attributable to Safeguard Scientifics, Inc. common shareholders	$5.33	$1.30	$3.33	$(2.56)	$(3.24)

Shares used in computing basic income (loss) per share	20,764	20,535	20,308	20,326	20,328

Diluted Income (Loss) Per Share:
Net income (loss) from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$4.74	$1.24	$3.08	$(2.10)	$(2.28)
Net income (loss) from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	—	0.06	(0.46)	(0.96)
Net income (loss) attributable to Safeguard Scientifics, Inc. common shareholders	$4.74	$1.24	$3.14	$(2.56)	$(3.24)

Shares used in computing diluted income (loss) per share	24,522	21,507	22,383	20,326	20,328

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We strive to create long-term value for our shareholders by helping partner companies increase their market penetration, grow revenue and improve cash flow. We focus principally on companies that operate in two sectors and in which we anticipate deploying up to $25 million. The two sectors on which we presently focus are:

Life Sciences — including companies focused on molecular and point-of-care diagnostics, medical devices, specialty pharmaceuticals and selected healthcare services that have lesser regulatory risk and have achieved or are near commercialization; and

Technology — including companies focused on Internet/new media, financial services IT, healthcare IT, enterprise software and selected business services that have transaction-enabling applications with a recurring revenue stream.

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

Consolidation Method.    We account for partner companies in which we maintain a controlling financial interest, generally those in which we directly or indirectly own more than 50% of the outstanding voting securities, using the consolidation method of accounting. Upon consolidation of our partner companies, we reflect the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company as a non-controlling interest in the Consolidated Balance Sheet. The non-controlling interest is presented within equity, separately from the equity of the parent company. Losses attributable to the parent company and the non-controlling interest may exceed their interest in the subsidiary’s equity. As a result, the non-controlling interest shall continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance as of each balance sheet date. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the parent company’s common shareholders and the non-controlling interest. As of and for the year ended December 31, 2011, we did not hold a controlling interest in any of our partner companies.

Fair Value Method.    We accounted for our holdings in Clarient, formerly one of our publicly traded partner companies, under the fair value method following its deconsolidation on May 14, 2009 and through the date of the sale of the remainder of our interests in Clarient in December 2010. Unrealized gains and losses on the mark-to-market of our holdings in Clarient and realized gains and losses on the sale of any of our holdings in Clarient were recognized in Other income (loss) in the Consolidated Statements of Operations. As of and for the year ended December 31, 2011, we did not apply the fair value method to account for our holdings in any of our partner companies.

Equity Method.    We account for partner companies whose results are not consolidated, but over whom we exercise significant influence, using the equity method of accounting. We also account for our interests in some private equity funds under the equity method of accounting, based on our non-controlling general and limited partner interests. Under the equity method of accounting, our share of the income or loss of the company is reflected in Equity loss in the Consolidated Statements of Operations. We report our share of the income or loss of the equity method partner companies on a one quarter lag. The Company includes the carrying value of equity method partner companies in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

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

Cost Method.    We account for partner companies which are not consolidated or accounted for under the equity method or fair value method under the cost method of accounting. Under the cost method, our share of the income or losses of such partner companies is not included in the Company’s Consolidated Statements of Operations. The Company includes the carrying value of cost method partner companies in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

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

Critical Accounting Policies and Estimates

Accounting policies, methods and estimates are an integral part of the Consolidated Financial Statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements as described in Note 1 to our Consolidated Financial Statements, areas that are particularly significant include the following:

•	Impairment of ownership interests in and advances to partner companies and funds;

•	Accounting for participating interests in mezzanine loans receivable and related equity interests;

•	Income taxes;

•	Commitments and contingencies; and

•	Stock-based compensation.

Impairment of Ownership Interests In and Advances to Partner Companies and Funds

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

Our partner companies operate in industries which are rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the ultimate recoverability of the carrying value of ownership interests in and advances to partner companies and funds could change in the near term and that the effect of such changes on our Consolidated Financial Statements could be material. While we believe that the current recorded carrying values of our equity and cost method companies and available-for-sale securities are not impaired, there can be no assurance that our future results will confirm this assessment or that a significant write-down or write-off will not be required in the future.

Total impairment charges related to ownership interests in and advances to our equity and cost method partner companies and available-for-sale securities were as follows:

	Year Ended December 31,
Accounting Method	2011	2010	2009
	(In millions)
Equity	$7.1	$4.8	$4.1
Cost	—	2.1	10.1
Available-for-sale	7.5	1.1	—

Total	$14.6	$8.0	$14.2

Impairment charges related to equity method partner companies are included in Equity loss in the Consolidated Statements of Operations. Impairment charges related to cost method and available-for-sale partner companies are included in Other income (loss), net in the Consolidated Statements of Operations.

Accounting for participating interests in mezzanine loans receivable and related equity interests

Through our relationship with Penn Mezzanine, we may acquire participating interests in mezzanine loans and related equity interests of the borrowers. These interests may also include warrants to purchase common stock of the borrowers. Our accounting policies for these participating interests are as follows:

Loan Participations Receivable

Our participating interests in Penn Mezzanine loans are included in Loan participations receivable on the Consolidated Balance Sheet. In connection with each financing transaction, Penn Mezzanine assesses the credit worthiness of the borrower through various standard industry metrics including leverage ratios, working capital metrics, cash flow projections and an overall evaluation of the borrower’s business model. We use these analyses in making our determination to participate in any funding.

On a quarterly basis, we evaluate the carrying value of each loan participation receivable for impairment. A loan participation receivable is considered impaired when it is probable that we will be unable to collect all amounts (principal and interest) due according to the contractual terms of the participation agreement and related agreements with the borrowers. We maintain an allowance to provide for estimated loan losses based on evaluating known and inherent risks in the loans. The allowance is provided based upon our analysis of the pertinent factors underlying the quality of the loans. These factors include an analysis of the financial condition of the individual borrowers, delinquency levels, actual loan loss experience, current economic conditions and other relevant factors. Our analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. We do not accrue interest when a loan is considered impaired. All cash receipts from impaired loans are applied to reduce the original principal amount of such loans until the principal has been fully recovered and would be recognized as interest income thereafter. The allowance for loan losses at December 31, 2011 was $0.0 million.

Equity Participations

Our participation in equity interests acquired by Penn Mezzanine are accounted for under the cost method of accounting. On a quarterly basis, we evaluate the carrying value of our participation in these equity interests for possible impairment based on achievement of business plan objectives and milestones, the fair value the equity interest relative to its carrying value, the financial condition and prospects of the underlying company and other relevant factors. Our participating interests in equity interests acquired by Penn Mezzanine are included in Other assets on the Consolidated Balance Sheets.

Warrant Participations

We recognize our participation in warrants acquired by Penn Mezzanine based on the fair value of the warrants at the balance sheet date. The fair values of warrant participations are bifurcated from the related loan participations receivable based on the relative fair value of the respective instruments at the acquisition date. Any gain or loss associated with changes in the fair value of the warrants at the balance sheet date is recorded in Other income (loss), net in the Consolidated Statements of Operations. The fair value of the warrants is included in Other assets on the Consolidated Balance Sheets.

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

Results of Operations

In August 2011, we acquired a 36% ownership interest in Penn Mezzanine for $3.9 million. Penn Mezzanine is a mezzanine lender focused on lower middle-market, Mid-Atlantic companies. Our acquired interest in Penn Mezzanine is part of a broader effort to expand our capital deployment capabilities. Our purchase of the ownership interest enables us to participate in mezzanine loan and equity interests initiated by Penn Mezzanine. We expect to deploy up to an additional $26.1 million (including $9.7 million deployed in the fourth quarter of 2011 as described below) over a several year period in mezzanine opportunities alongside existing and future Penn Mezzanine funds. In the fourth quarter of 2011, we deployed an aggregate of $9.7 million for participation in certain mezzanine loans and equity interests initiated by Penn Mezzanine. Included in this funding was $8.1 million for participation in loans and $1.3 million for participations in equity interests acquired by Penn Mezzanine. We also participated in warrants to acquire common stock of certain borrowers. The fair value of the warrants at December 31, 2011 was determined to be $0.3 million. As a result of the capital deployed in 2011 and our plans to separately manage and evaluate the operating results of relationships such as Penn Mezzanine, we re-evaluated our reportable segments and we made the determination that Penn Mezzanine would be presented as a separate reportable segment.

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

Our management evaluates the Penn Mezzanine segment performance based on the performance of the debt and equity interests in which we participate. This includes an evaluation of the future cash flows associated with interest and dividend payments as well as estimated losses based on evaluating known and inherent risks in the debt and equity interests in which we participate.

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

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Life Sciences	$115,053	$70,658	$99,289
Technology	20,488	(10,508)	(12,742)
Penn Mezzanine	139	—	—

Total segments	135,680	60,150	86,547

Other items:
Corporate operations	(25,083)	(33,541)	(19,763)
Income tax benefit	—	—	14

Total other items	(25,083)	(33,541)	(19,749)

Net income from continuing operations	110,597	26,609	66,798
Income from discontinued operations, net of tax	—	—	1,975

Net income	110,597	26,609	68,773
Net income attributable to noncontrolling interest	—	—	(1,163)

Net income attributable to Safeguard Scientifics, Inc.	$110,597	$26,609	$67,610

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

For purposes of the following listing of our Life Science and Technology partner companies, we omit from the listing companies which we have since sold our interest in or which we no longer consider to be active partner companies because we no longer actively influence the operations of such entities. We have not included partner companies where our relationship was consummated since December 31, 2011.

Life Sciences

The following active partner companies as of December 31, 2011 were included in Life Sciences:

	Safeguard Primary Ownership as of December 31,			Accounting Method
Partner Company	2011	2010	2009
Alverix, Inc.	49.6%	49.6%	49.6%	Equity
Good Start Genetics, Inc.	26.3%	26.3%	NA	Equity
Medivo, Inc.	30.0%	NA	NA	Equity
NovaSom, Inc.	30.3%	NA	NA	Equity
NuPathe, Inc.	17.8%	18.1%	22.9%	Available -for-sale (1)
PixelOptics, Inc.	24.7%	NA	NA	Equity
Putney, Inc.	27.6%	NA	NA	Equity

(1)	Our ownership interest in NuPathe is accounted for as available-for-sale securities following NuPathe’s completion of an initial public offering in August 2010. We previously accounted for NuPathe under the equity method.

Results for the Life Sciences segment were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenue	$—	$—	$34,839
Operating Expenses:
Cost of sales	—	—	13,811
Selling, general and administrative	—	—	19,407

Total operating expenses	—	—	33,218

Operating income	—	—	1,621
Other income (loss), net	(7,236)	82,444	114,222
Interest income	—	—	4
Interest expense	—	—	(275)
Equity income (loss)	122,289	(11,786)	(16,283)

Net income from continuing operations before income taxes	$115,053	$70,658	$99,289

Year ended December 31, 2011 versus year ended December 31, 2010

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

Equity income for Life Sciences increased $134.1 million for the year ended December 31, 2011 compared to the prior year. In 2011, our former equity method partner company Advanced BioHealing was acquired by Shire plc. We recognized a gain of $129.3 million in connection with the transaction. The remainder of the increase was attributable to smaller losses incurred for partner companies in the Life Sciences segment as well as a reduction of the number of companies in the Life Sciences segment.

Other Income (Loss), Net.    Other income (loss), net decreased $89.7 million for the year ended December 31, 2011 compared to the prior year. The loss in 2011 primarily related to impairment charges of $5.9 million and $1.5 million on our holdings in NuPathe and Tengion Inc. (“Tengion”), respectively. The income in 2010 primarily related to a $43.0 million gain on the sale of Clarient to GE Healthcare Inc., a $20.3 million gain on the sale of Avid to Eli Lilly and Company and unrealized gains of $22.4 million on the mark-to-market of our holdings in Clarient prior to its sale, partially offset by $3.2 million in impairment charges associated with our holdings in Tengion, including amounts recognized both when Tengion was classified as a cost method partner company and when Tengion was classified as available-for-sale.

Year ended December 31, 2010 versus year ended December 31, 2009

Results of operations for the year ended December 31, 2009 include the results of operations of Clarient for the 134 days in the period from January 1, 2009 through May 14, 2009 that Clarient was consolidated. Upon the deconsolidation of Clarient on May 14, 2009, we no longer reported revenue, cost of sales, selling, general and administrative expenses, interest income and interest expense from Clarient’s continuing operations in our results of operations. Prior to that date, for the periods presented, all of our Life Science segment revenue, cost of sales, selling, general and administrative expenses, interest income and interest expense from continuing operations were attributable to Clarient.

Other Income (Loss), Net.    Other income (loss), net in 2010 related primarily to a $43.0 million gain on the sale of Clarient to GE Healthcare Inc., a $20.3 million gain on the sale of Avid to Eli Lilly and Company and unrealized gains of $22.4 million on the mark-to-market of our holdings in Clarient prior to its sale, partially offset by $3.2 million in impairment charges associated with our holdings in Tengion, including amounts recognized both when Tengion was classified as a cost method partner company and when Tengion was classified as available-for-sale.

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

Equity Income (Loss).    Equity loss for Life Sciences decreased $4.5 million for the year ended December 31, 2010 compared to the prior year primarily due to an unrealized gain of $5.8 million on the decrease of our ownership interest in NuPathe upon completion of NuPathe’s initial public offering, partially offset by a $1.8 million impairment charge related to our holdings in Molecular Biometrics, Inc.

Technology

The following active partner companies as of December 31, 2011 were included in Technology:

	Safeguard Primary Ownership as of December 31			Accounting Method
Partner Company	2011	2010	2009
AdvantEdge Healthcare Solutions, Inc.	40.2%	40.2%	39.7%	Equity
Beyond.com, Inc.	38.3%	38.3%	38.3%	Equity
Bridgevine, Inc.	22.8%	22.8%	23.6%	Equity
Crimson Informatics, Inc.	23.9%	NA	NA	Equity
Hoopla Software, Inc.	28.0%	NA	NA	Equity
MediaMath, Inc.	22.4%	17.3%	17.5%	Equity (1)
Swap.com, Inc.	45.6%	45.6%	29.3%	Equity
ThingWorx, Inc.	30.2%	NA	NA	Equity

(1)	In the first quarter of 2011, our ownership interest in MediaMath increased from 17.3% to 22.4%, above the threshold at which we believe we exercise significant influence. Accordingly, we changed our method of accounting for MediaMath from the cost method to the equity method.

Results for the Technology segment were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Other income (loss), net	$24	$36	$(5,846)
Equity income (loss)	20,464	(10,544)	(6,896)

Net income (loss) from continuing operations before income taxes	$20,488	$(10,508)	$(12,742)

Year ended December 31, 2011 versus year ended December 31, 2010

Equity Income (Loss).    Equity income (loss) fluctuates with the number of Technology partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag. Equity income for Technology increased $31.0 million for the year ended December 31, 2011 compared to the prior year. The increase was primarily related to the $35.4 million gain on the sale of Portico Systems, Inc. to McKesson in 2011, partially offset by an impairment charge of $5.7 million related to our holdings in Swap.com.

Year ended December 31, 2010 versus year ended December 31, 2009

Other Income (Loss), Net.    Other income (loss), net decreased $5.9 million for the year ended December 31, 2010 compared to the prior year. The 2009 loss was entirely attributable to an impairment related to our holdings in GENBAND, a former partner company.

Equity Loss.    Equity loss increased $3.6 million for the year ended December 31, 2010 compared to the prior year. The increase was due primarily to a $1.5 million impairment charge related to our holdings in SafeCentral, Inc. (“SafeCentral”, formerly Authentium, Inc.) as well as larger losses incurred at certain partner companies in 2010.

Results for the Penn Mezzanine segment were as follows:

00000000
Year Ended December 31,
2011
(In thousands)
Interest income	$210
Equity loss	(71)

Net income from continuing operations before income taxes	$139

Results of the Penn Mezzanine segment include interest, dividends and loan origination fees earned on the mezzanine loans in which we participate as well as equity income (loss) associated with our interests in the management company and general partner of Penn Mezzanine. As of December 31, 2011, we had a participation in six mezzanine investments initiated by Penn Mezzanine.

Corporate Operations

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
General and administrative	$(17,992)	$(16,949)	$(14,695)
Stock-based compensation	(3,052)	(3,777)	(2,982)
Depreciation	(124)	(121)	(130)
Interest income	1,214	718	476
Interest expense	(5,971)	(5,737)	(2,889)
Other income (loss), net	1,067	(7,671)	505
Equity loss	(225)	(4)	(48)

	$(25,083)	$(33,541)	$(19,763)

General and Administrative.    Our general and administrative expenses consist primarily of employee compensation, insurance, professional services such as legal, accounting and consulting, and travel-related costs.

General and administrative expenses increased $1.0 million for the year ended December 31, 2011 compared to the prior year primarily due to a $0.4 million increase in employee costs, an increase in severance expense of $0.5 million and an increase related to a legal settlement of $0.1 million, partially offset by a decrease in professional fees of $0.2 million. General and administrative expenses increased $2.3 million for the year ended December 31, 2010 compared to the prior year primarily due to a $1.8 million increase in employee costs and a $0.7 million increase in professional fees partially offset by a $0.4 million decrease in insurance costs.

Stock-Based Compensation.    Stock-based compensation consists primarily of expense related to grants of stock options, restricted stock and deferred stock units to our employees.

Stock-based compensation decreased $0.7 million for the year ended December 31, 2011 compared to the prior year, primarily due to a $0.5 million decrease related to market-based awards and a $0.4 million decrease in service-based awards, partially offset by a $0.2 million increase related to performance-based awards. Stock-based compensation increased $0.8 million for the year ended December 31, 2010 compared to the prior year, primarily due to higher expense related to restricted stock units driven by the acceleration of expense recognized for grants to directors and executives who have reached retirement age and higher expense related to market-based awards due to acceleration of expense based on increases in our stock price.

Interest Income.    Interest income includes all interest earned on cash and marketable security balances.

Interest income increased $0.5 million for the year ended December 31, 2011 compared to the prior year. The increase was primarily due to $0.3 million in interest income earned on a mezzanine loan provided to Portico Systems Inc, as well as higher average cash balances in 2011 when compared to the prior year. Interest income increased $0.2 million for the year ended December 31, 2010 compared to the prior year. The increase was due to higher average cash balances in the second half of 2010.

Interest Expense.    Interest expense is primarily related to our 2024 and 2014 Debentures. As discussed below under Liquidity and Capital Resources, we exchanged a portion of our 2024 Debentures effective March 26, 2010. The increase in interest expense of $0.2 million for the year ended December 31, 2011 compared to the prior year is due to a full year of the higher coupon rate of 10.125% payable on our 2014 Debentures as compared to a 2.625% coupon rate on the 2024 Debentures and accretion of the discount and amortization of debt issuance costs in the amount of $0.8 million associated with our 2014 Debentures. The increase of $2.8 million for the year ended December 31, 2010 compared to the prior year is related to the higher coupon rate of 10.125% payable on our 2014 Debentures as compared to a 2.625% coupon rate on the 2024 Debentures and accretion of the discount and amortization of debt issuance costs in the amount of $0.5 million associated with our 2014 Debentures. We expect interest expense to decrease in 2012 due to the repurchase of $30.8 million of the 2024 Debentures in 2011.

Other Income (Loss), net.    Other income (loss), net for the year ended December 31, 2011 included the release of $1.0 million from accrued expenses due to the expiration of a contingency period associated with a clawback liability in one of our private equity funds, in accordance with the terms of the respective partnership agreement. Other income (loss), net for the year ended December, 31 2010 included an $8.5 million loss on exchange of $46.9 million in face value of our convertible senior debentures, partially offset by a $0.3 million gain on sales of legacy assets and $0.3 million related to a change in our estimated net clawback liability attributable to a private equity fund.

Income Tax (Expense) Benefit

Our consolidated net income tax (expense) benefit for 2011, 2010 and 2009 was $0.0 million in each year. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax expense that would have been recognized in 2011, 2010 and 2009 was offset by changes in the valuation allowance.

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

As of December 31, 2011, we had $83.2 million of cash and cash equivalents and $174.4 million of marketable securities for a total of $257.6 million. In addition, $6.4 million of cash was held in escrow, including accrued interest, related to the Bundle Transaction and $12.3 million was held in a restricted escrow account to service interest on the 2014 Debentures, as discussed below.

In February 2012, we deployed $10.0 million into Spongecell Inc. (“Spongecell”). Spongecell is an advertising technology company that turns standard banner ads into dynamic ads with rich media. Our primary ownership interest in Spongecell is approximately 23.1% and the partner company will be accounted for under the equity method.

In February 2012, we deployed $2.2 million into Lumesis Inc. (“Lumesis”). Lumesis is a financial technology company that is dedicated to delivering timely data and robust analytical tools for the fixed income marketplace. Our primary ownership interest in Lumesis is approximately 31.6% and the partner company will be accounted for under the equity method.

In August 2011, we acquired a 36% ownership interest in Penn Mezzanine, a mezzanine lender focused on lower middle-market, Mid-Atlantic companies, for $3.9 million. Our purchase of the ownership interest enables us to participate in mezzanine loans and related equity interests initiated by Penn Mezzanine. We expect to deploy up to an additional $26.1 million (including $9.7 million deployed in the fourth quarter of 2011 as described below) in Penn Mezzanine over a several year period in mezzanine opportunities alongside existing and future Penn Mezzanine funds. In the fourth quarter of 2011, we deployed an aggregate of $9.7 million for participations in certain mezzanine loans and equity interests initiated by Penn Mezzanine.

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

In the June 2011, Advanced BioHealing was acquired by Shire plc, resulting in net proceeds of $138.2 million. An additional $7.6 million was placed in escrow until March 2012.

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

In December 2010, Avid was acquired by Eli Lily and Company resulting in net proceeds to us of $32.3 million. We held a 13% primary ownership interest in Avid at the time of the sale. Depending on the achievement of certain difficult milestones, we could receive additional proceeds of up to $58.0 million, as well as an additional $3.4 million currently being held in escrow until the second quarter of 2012.

In December 2010, we received cash proceeds of $2.6 million on the sale of Quinnova Pharmaceuticals, Inc. Depending on certain milestones, we could receive additional proceeds of $1.9 million.

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

In 2004, we issued an aggregate of $150 million in face value of convertible senior debentures with a stated maturity date of March 15, 2024 (the “2024 Debentures”). We had $0.4 million of the 2024 Debentures outstanding at December 31, 2011. On March 21, 2011, we repurchased $30.8 million of the 2024 Debentures as required by the Debenture holders. Interest on the 2024 Debentures is payable semi-annually. At the debentures holders’ option, the 2024 Debentures are convertible into our common stock through March 14, 2024, subject to certain conditions. The adjusted conversion rate of the debentures is $43.3044 of principal amount per share. The closing price of our common stock at December 31, 2011 was $15.79. The remaining 2024 Debentures holders have the right to require us to repurchase the 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. In limited circumstances, we have the right to redeem all or some of the 2024 Debentures.

In March 2010, we issued $46.9 million in face value of our 10.125% senior convertible debentures, due 2014 (the “2014 Debentures”) in an exchange transaction for the same face amount of our 2024 Debentures. Interest on the 2014 Debentures is payable semi-annually. As required by the terms of the 2014 Debentures, at issuance we placed approximately $19.0 million in a restricted escrow account to service interest associated with the 2014 Debentures through their maturity. At the debentures holders’ option, the 2014 Debentures are convertible into our common stock prior to March 15, 2013 subject to certain conditions, and at anytime after March 15, 2013. The conversion rate of the 2014 Debentures is $16.50 of principal amount per share. The closing price of our common stock at December 31, 2011 was $15.79. The 2014 Debentures holders have the right to require repurchase of the 2014 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution, a change in control or the delisting of our common stock from the New York Stock Exchange if we were unable to obtain a listing for our common stock on another national or regional securities exchange. Subject to certain conditions, we may mandatorily convert all or some of the 2014 Debentures at any time after March 15, 2012. If we elect to mandatorily convert any of the 2014 Debentures, we will be required to pay any interest that would have accrued and become payable on the debentures through their maturity. Upon a conversion of the 2014 Debentures, we have the right to settle the conversion in stock, cash or a combination thereof.

Because the 2014 Debentures may be settled in cash or partially in cash upon conversion, we have separately accounted for the liability and equity components of the 2014 Debentures. The carrying amount of the liability component was determined at the exchange date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the carrying value of the 2014 Debentures as a whole. The carrying value of the 2014 Debentures as a whole was equal to their fair value at the exchange date. We are amortizing the excess of the face value of the 2014 Debentures over their carrying value to interest expense over their term. At December 31, 2011, the fair value of the $46.9 million outstanding 2014 Debentures was approximately $61.0 million based on quoted market prices as of such date.

In November 2011, our Board of Directors authorized us, from time to time and depending on market conditions, to repurchase shares of our outstanding common stock, with up to an aggregate value of $10.0 million, exclusive of fees and commissions.

We are party to a loan agreement which provides us with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts and the lesser of $80 million or 75% of our investment and securities accounts at the bank. The credit facility, as amended December 31, 2010, matures on December 31, 2012. Under the credit facility, we provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which has been required in connection with our sale of CompuCom Systems in 2004. Availability under our revolving credit facility at December 31, 2011 was $43.7 million.

At December 31, 2011, we had committed capital of approximately $0.2 million to various private equity funds. These commitments are expected to be funded in the next 12 months.

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

In May 2001, we entered into a $26.5 million loan agreement with Warren V. Musser, our former Chairman and Chief Executive Officer. Since 2001 and through December 31, 2011, we have received a total of $16.9 million in payments on the loan. We received cash from the sale of collateral in early 2011 in the amount of $0.1 million and no payments in 2010. The carrying value of the loan at December 31, 2011 was zero. In December 2011, the loan documents were amended to take into account accumulated unpaid interest and to make certain other changes related to collateral, maturity dates and other terms.

We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $1.3 million, of which $1.0 million was reflected in accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at December 31, 2011. In the fourth quarter of 2011, we released $1.0 million from accrued expenses due to the expiration of a contingency period in accordance with the terms of the respective partnership agreement.

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

For the reasons we presented above, we believe our cash and cash equivalents at December 31, 2011, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including debt repayments, commitments to our existing companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.

Consolidated Working Capital From Continuing Operations

Consolidated working capital from continuing operations increased to $245.4 at December 31, 2011 compared to $197.8 at December 31, 2010. The increase was primarily due to the sale of our interests in Advanced BioHealing and Portico in 2011 resulting in net sale proceeds to Safeguard of $138.2 and $32.8 million, respectively.

Analysis of Consolidated Cash Flows

Cash flow activity was as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash used in operating activities	$(17,727)	$(16,019)	$(19,170)
Net cash provided by (used in) investing activities	(52,575)	131,856	47
Net cash provided by (used in) financing activities	(29,930)	235	11,419

	$(100,232)	$116,072	$(7,704)

Cash Used In Operating Activities

Year ended December 31, 2011 versus year ended December 31, 2010.    Net cash used in operating activities increased $1.7 million in 2011 as compared to the prior year. The change primarily related to a $1.4 million increase in cash used for payments under our management incentive plan, an increase in severance payments of $0.5 million, higher employee compensation costs of $0.4 million and an increase in insurance costs of $0.1 million, partially offset by a $1.0 million decrease in cash used for the payment of interest on the 2024 Debentures.

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

Cash Provided by (Used In) Investing Activities

Year ended December 31, 2011 versus year ended December 31, 2010.    Net cash provided by (used in) investing activities decreased $184.4 million as compared to the prior year. The decrease was primarily related to a $64.9 million increase in cash paid to acquire ownership interests in companies and funds, a $128.7 million net increase in cash paid to acquire marketable securities and a $12.5 million decrease in proceeds from sales of and distributions from companies and funds, partially offset by a $3.0 million increase in repayments of advances to partner companies, $0.5 million in cash received for origination fees on mezzanine loans and $18.9 million of cash transferred to escrow to service interest payments on the 2014 Debentures in the prior year.

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

Cash Provided by (Used In) Financing Activities

Year ended December 31, 2011 versus year ended December 31, 2010.    Net cash provided by (used in) financing activities decreased $30.2 million as compared to the prior year. The change primarily related to the repurchase of $30.8 million of the 2024 Debentures during 2011.

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

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2011, by period due or expiration of the commitment.

	Payments Due by Period
	Total	2012	2013 and 2014	2015 and 2016	Due after 2016
	(In millions)
Contractual Cash Obligations:
Convertible senior debentures(a)	$47.3	$—	$47.3	$—	$—
Operating leases	1.6	0.5	1.0	0.1	—
Funding commitments(b)	0.2	0.2	—	—	—
Potential clawback liabilities(c)	1.3	1.0	0.3	—	—
Other long-term obligations(d)	3.8	0.8	1.5	1.5	—

Total Contractual Cash Obligations	$54.2	$2.5	$50.1	$1.6	$—

	Amount of Commitment Expiration by Period
	Total	2012	2013 and 2014	2015 and 2016	After 2016
	(In millions)
Other Commitments:
Letters of credit(e)	$6.3	$—	$—	$—	$6.3

(a)	We have outstanding $0.4 million of 2024 Debentures with a stated maturity of March 15, 2024. On March 21, 2011, we repurchased $30.8 million of the 2024 Debentures as required by the 2024 Debenture holders. The holders of the remaining 2024 Debentures have the right to require the Company to repurchase the remaining 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest. In March 2010, we issued $46.9 million in face value of our 10.125% senior convertible debentures, due 2014 (the “2014 Debentures”) in an exchange transaction for the same face amount of our 2024 Debentures.

(b)	These represent funding commitments to private equity funds which have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management.

(c)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets.

(d)	Reflects the estimated amount payable to our former Chairman and CEO under an ongoing agreement.

(e)	A $6.3 million letter of credit is provided to the landlord of CompuCom’s Dallas headquarters lease as required in connection with our sale of CompuCom in 2004.

We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $8 million at December 31, 2011.

We remain guarantor of Laureate Pharma’s Princeton, New Jersey facility lease (the “Laureate Lease Guaranty”). Such guarantee may extend through the lease expiration in 2016 under certain circumstances. However, we are entitled to indemnification in connection with the continuation of such guaranty. As of December 31, 2011, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equaled $6.0 million.

As of December 31, 2011, Safeguard had federal net operating loss carryforwards totaling approximately $159.2 million. The net operating loss carryforwards expire in various amounts from 2021 to 2030.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations.

Recent Accounting Pronouncements

We will adopt the following new accounting standards as of January 1, 2012, the first day of its 2012 fiscal year:

Amendment to Fair Value Measurement:    In May 2011, the Financial Accounting Standards Board (“FASB”) revised the fair value measurement and disclosure requirements so that the requirements under U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) are the same. The guidance clarifies the FASB’s intent about the application of existing fair value measurements and requires enhanced disclosures, most significantly related to unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance is effective prospectively during interim and annual periods beginning after December 15, 2011. The adoption of the amendment to fair value measurement is not expected to have a significant impact on our Consolidated Financial Statements.

Amendment to Comprehensive Income:    In June 2011, the FASB amended guidance relating to the presentation requirements of comprehensive income within an entity’s financial statements. Under the guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or in two separate but consecutive statements. The amended guidance eliminates the previously available option of presenting the components of other comprehensive income as part of the statement of changes in equity. The amendment is effective for fiscal years beginning after December 15, 2011 and will be applied retrospectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to equity price risks on the marketable portion of our ownership interests in our partner companies and other assets. At December 31, 2011, these interests include our equity positions in NuPathe and Tengion, both publicly-traded entities, which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure related to these types of interests. Based on closing market prices at December 31, 2011, the aggregate fair market value of our holdings in NuPathe and Tengion was $5.2 million. A 20% decrease in NuPathe and Tengion’s stock price would result in an approximate $1.0 million decrease in the aggregate fair value of our holdings in these companies.

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

Liabilities	2012	2013	2014	After 2014	Fair Value at December 31, 2011
2024 Debentures due by year (in millions)	$—	$—	$0.4	$—	$0.4
Fixed interest rate	2.625%	2.625%	2.625%	2.625%	N/A
Interest expense (in millions)	$—	$—	$—	$—	N/A
2014 Debentures due by year (in millions)	$—	$—	$46.9	$—	$61.0
Fixed interest rate	10.125%	10.125%	10.125%	10.125%	N/A
Interest expense (in millions)	$4.8	$4.8	$1.0	$—	N/A

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Safeguard Scientifics, Inc.:

We have audited Safeguard Scientifics, Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Safeguard Scientifics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Safeguard Scientifics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Safeguard Scientifics, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 2, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 2, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Safeguard Scientifics, Inc.:

We have audited the accompanying consolidated balance sheets of Safeguard Scientifics, Inc. (“the Company”) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeguard Scientifics, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Safeguard Scientific, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 2, 2012

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
		(As Revised,
		See Note 20)
	(In thousands except per
	share data)
ASSETS
Current Assets:
Cash and cash equivalents	$83,187	$183,419
Cash held in escrow	6,433	6,434
Marketable securities	158,098	42,411
Restricted cash equivalents	5,137	4,893
Prepaid expenses and other current assets	1,081	785

Total current assets	253,936	237,942
Property and equipment, net	228	295
Ownership interests in and advances to partner companies and funds	114,169	60,256
Loan participations receivable	7,587	—
Available-for-sale securities	5,184	25,447
Long-term marketable securities	16,287	—
Long-term restricted cash equivalents	7,128	11,881
Other	2,117	724

Total Assets	$406,636	$336,545

LIABILITIES AND EQUITY
Current Liabilities:
Convertible senior debentures — current	$—	$31,289
Accounts payable	243	493
Accrued compensation and benefits	4,583	4,168
Accrued expenses and other current liabilities	3,690	4,223

Total current liabilities	8,516	40,173
Other long-term liabilities	4,146	5,311
Convertible senior debentures — non-current	45,694	44,630
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 20,752 and 20,630 shares issued and outstanding in 2011 and 2010, respectively	2,075	2,063
Additional paid-in capital	810,956	806,859
Accumulated deficit	(464,710)	(575,307)
Accumulated other comprehensive income (loss)	(41)	12,816

Total equity	348,280	246,431

Total Liabilities and Equity	$406,636	$336,545

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(As Revised,
	See Note 20)
	(In thousands except per share data)
Revenue	$—	$—	$34,839

Operating Expenses:
Cost of sales	—	—	13,811
Selling, general and administrative	21,168	20,847	37,214

Total operating expenses	21,168	20,847	51,025

Operating loss	(21,168)	(20,847)	(16,186)
Other income (loss), net	(6,145)	74,809	108,881
Interest income	1,424	718	480
Interest expense	(5,971)	(5,737)	(3,164)
Equity income (loss)	142,457	(22,334)	(23,227)

Net income from continuing operations before income taxes	110,597	26,609	66,784
Income tax benefit	—	—	14

Net income from continuing operations	110,597	26,609	66,798
Income from discontinued operations, net of tax	—	—	1,975

Net income	110,597	26,609	68,773
Net income attributable to noncontrolling interest	—	—	(1,163)

Net income attributable to Safeguard Scientifics, Inc.	$110,597	$26,609	$67,610

Basic Income Per Share:
Net income from continuing operations attributable to Safeguard
Scientifics, Inc. common shareholders	$5.33	$1.30	$3.26
Net income from discontinued operations attributable to Safeguard
Scientifics, Inc. common shareholders	—	—	0.07

Net income attributable to Safeguard Scientifics, Inc. common shareholders	$5.33	$1.30	$3.33

Diluted Income Per Share:
Net income from continuing operations attributable to Safeguard
Scientifics, Inc. common shareholders	$4.74	$1.24	$3.08
Net income from discontinued operations attributable to Safeguard
Scientifics, Inc. common shareholders	—	—	0.06

Net income attributable to Safeguard Scientifics, Inc. common shareholders	$4.74	$1.24	$3.14

Average shares used in computing income per share:
Basic	20,764	20,535	20,308

Diluted	24,522	21,507	22,383

Amounts attributable to Safeguard Scientifics, Inc. common shareholders:
Net income from continuing operations	$110,597	$26,609	$66,240
Net income from discontinued operations	—	—	1,370

Net income attributable to Safeguard Scientifics, Inc.	$110,597	$26,609	$67,610

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2011	2010	2009
		(As Revised,
		See Note 20)
	(In thousands)
Net income	$110,597	$26,609	$68,773
Other comprehensive income (loss), before taxes:
Unrealized net gain (loss) on available-for-sale securities	(20,308)	11,708	—
Reclassification adjustment for other than temporary impairment of available-for-sale securities included in net income (loss)	7,451	1,108	—
Foreign currency translation adjustments	—	—	(2)
Reclassification adjustment for deconsolidation of subsidiary	—	—	31

Total comprehensive income	97,740	39,425	68,802
Comprehensive (income) loss attributable to the noncontrolling interest	—	—	(1,163)

Comprehensive income attributable to Safeguard Scientifics, Inc.	$97,740	$39,425	$67,639

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Accumulated Other Comprehensive Income (Loss)

						Additional Paid-In Capital
		Accumulated Deficit		Common Stock			Treasury Stock		Noncontrolling Interest
	Total			Shares	Amount		Shares	Amount
						(In thousands)
Balance — December 31, 2008	$104,710	$(669,526)	$(29)	20,265	$2,026	$773,456	155	$(1,217)	—
Net income	68,773	67,610	—	—	—	—	—	—	1,163
Stock options exercised, net	270	—	—	34	3	267	(1)	—	—
Issuance of restricted stock, net	225	—	—	121	13	(1,038)	(157)	1,250	—
Stock-based compensation expense	3,825	—	—	—	—	3,825	—	—	—
Repurchase of common stock	(44)	—	—	—	—	—	4	(44)	—
Note receivable repayment in Company common stock	—	—	—	—	—	476	43	(476)	—
Impact of subsidiary equity transactions	12,750	—	31	—	—	13,882	—	—	(1,163)
Other comprehensive loss	(2)	—	(2)	—	—	—	—	—	—

Balance — December 31, 2009	190,507	(601,916)	—	20,420	2,042	790,868	44	(487)	—
Net income (As revised, See Note 20)	26,609	26,609	—	—	—	—	—	—	—
Stock options exercised, net	1,107	—	—	102	10	923	(18)	174	—
Issuance of restricted stock, net	142	—	—	84	9	133	3	—	—
Stock-based compensation expense	3,777	—	—	—	—	3,777	—	—	—
Equity component of convertible senior debentures issued, net of issuance costs	10,842	—	—	—	—	10,842	—	—	—
Stock awards	631	—	—	24	2	316	(29)	313	—
Other comprehensive income	12,816	—	12,816	—	—	—	—	—	—

Balance — December 31, 2010	246,431	(575,307)	12,816	20,630	2,063	806,859	—	—	—
Net income	110,597	110,597	—	—	—	—	—	—	—
Stock options exercised, net	918	—	—	95	10	908	5	—	—
Issuance of restricted stock, net	139	—	—	27	2	137	(5)	—	—
Stock-based compensation expense	3,052	—	—	—	—	3,052	—	—	—
Other comprehensive loss	(12,857)	—	(12,857)	—	—	—	—	—	—

Balance — December 31, 2011	$348,280	$(464,710)	$(41)	20,752	$2,075	$810,956	—	$—	$—

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash Flows from Operating Activities:
Net income	$110,597	$26,609	$68,773
Adjustments to reconcile to net cash used in operating activities:
(Income) loss from discontinued operations	—	—	(1,975)
Depreciation	124	121	1,425
Amortization of debt discount	623	426	—
Equity (income) loss	(142,457)	22,334	23,227
Other (income) loss, net	6,145	(74,809)	(108,881)
Bad debt expense	—	—	3,936
Stock-based compensation expense	3,052	3,777	3,825
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	(429)	(195)	(11,467)
Accounts payable, accrued expenses, deferred revenue and other	4,618	5,718	1,967

Net cash used in operating activities	(17,727)	(16,019)	(19,170)

Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies and funds	171,268	183,813	61,302
Advances and loans to companies	(12,127)	(11,710)	(1,350)
Origination fees on mezzanine loans	537	—	—
Repayment of advances to partner companies	5,000	2,009	5,679
Acquisitions of ownership interests in companies and funds, net of cash acquired	(85,329)	(20,418)	(35,939)
Increase in marketable securities	(240,367)	(65,201)	(73,187)
Decrease in marketable securities	108,393	61,856	48,822
Increase in restricted cash, net	—	—	(1,956)
Investment in restricted cash equivalents for interest on convertible senior debentures	—	(18,864)	—
Capital expenditures	(58)	(106)	(2,157)
Deconsolidation of subsidary cash	—	—	(2,667)
Proceeds from sale of discontinued operations, net	1	477	1,500
Other, net	107	—	—

Net cash provided by (used in) investing activities	(52,575)	131,856	47

Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	(30,848)	—	(7,271)
Costs on exchange of convertible senior debentures	—	(872)	—
Borrowings on revolving credit facilities	—	—	23,726
Repayments on revolving credit facilities	—	—	(33,237)
Repayments on term debt	—	—	(107)
Issuance of Company common stock, net	918	1,107	270
Issuance of subsidiary equity, net	—	—	28,082
Repurchase of Company common stock	—	—	(44)

Net cash provided by (used in) financing activities	(29,930)	235	11,419

Net Increase (Decrease) in Cash and Cash Equivalents	(100,232)	116,072	(7,704)
Cash and Cash Equivalents at beginning of period	183,419	67,347	75,051

Cash and Cash Equivalents at end of period	$83,187	$183,419	$67,347

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Description of the Company

Safeguard Scientifics, Inc. (“Safeguard” or the “Company”) seeks to build value in growing businesses by providing capital and strategic, operational and management resources. Safeguard participates in expansion financings, corporate spin-outs, management buyouts, recapitalizations, industry consolidations, and early-stage financings. The Company’s vision is to be the preferred catalyst to build great companies across diverse capital platforms.

The Company strives to create long-term value for our shareholders by helping partner companies increase their market penetration, grow revenue and improve cash flow. The Company focuses principally on companies that operate in two sectors and in which it anticipates deploying up to $25 million. The two sectors on which the Company presently focuses are:

Life Sciences — including companies focused on molecular and point-of-care diagnostics, medical devices, specialty pharmaceuticals and selected healthcare services that have lesser regulatory risk and have achieved or are near commercialization; and

Technology — including companies focused on Internet/new media, financial services IT, healthcare IT, enterprise software and selected business services that have transaction-enabling applications with a recurring revenue stream.

It is the Company’s stated intention to continue to develop, grow and extend our capital deployment and business building platform by leveraging its core capabilities. These initiatives may take the form of: i) considering partner companies in additional sectors; ii) making a concerted effort to deploy debt capital to its partner companies or to other borrowers; iii) managing the deployment of capital other than that which originates on its balance sheet; and/or iv) acquiring and maintaining ownership interests in other managers of capital.

Basis of Presentation

The Company’s Consolidated Financial Statements include the accounts of Clarient Inc. (“Clarient”) in continuing operations through May 14, 2009, the date of its deconsolidation. Clarient was acquired by GE Healthcare in December 2010. The Company had elected to apply the fair value option to account for its retained interest in Clarient upon deconsolidation. Unrealized gains and losses on the mark-to-market of its holdings in Clarient and realized gains and losses on the sale of any of its holdings in Clarient were recognized in Other income (loss), net in the Consolidated Statement of Operations for all periods subsequent to the date that Clarient was deconsolidated through the date of its disposition (see Note 3). The Company believes that accounting for its holdings in Clarient at fair value rather than applying the equity method of accounting provided a better measure of the value of its holdings, given the reliable evidence provided by quoted prices in an active market for Clarient’s publicly traded common stock. The Company has not elected the fair value option for its other partner company holdings, which are accounted for under the equity method or cost method, due to less readily determinable evidence of fair value for these privately held companies and due to the potential competitive disadvantage to the Company of such disclosure.

The Company’s ownership interests in Tengion, Inc. (“Tengion”) and NuPathe, Inc. (“NuPathe”) are accounted for as available-for-sale securities following Tengion’s and NuPathe’s completion of initial public offerings in April 2010 and August 2010, respectively.

In February 2011, the Company increased its ownership interest in MediaMath, Inc. (“MediaMath”) to 22.4%, above the threshold at which the Company believes it exercises significant influence. Accordingly, the Company adopted the equity method of accounting for its holdings in MediaMath. The Company has adjusted the financial statements for all prior periods presented to retrospectively apply the equity method of accounting for its holdings in MediaMath since the initial date of acquisition in July 2009 (see Note 20).

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

In addition to holding voting and non-voting equity and debt securities, the Company also periodically makes advances to its partner companies in the form of promissory notes which are included in the Ownership interests in and advances to partner companies and funds line item in the Consolidated Balance Sheet.

Consolidation Method.    The Company generally accounts for partner companies in which it directly or indirectly owns more than 50% of the outstanding voting securities under the consolidation method of accounting. Under this method, the Company includes the partner companies’ financial statements within the Company’s Consolidated Financial Statements, and all significant intercompany accounts and transactions are eliminated. The Company reflects participation of other stockholders in the net assets and in the income or losses of these consolidated partner companies in Equity in the Consolidated Balance Sheets and in Net (income) loss attributable to noncontrolling interest in the Statements of Operations. Net (income) loss attributable to noncontrolling interest adjusts the Company’s consolidated operating results to reflect only the Company’s share of the earnings or losses of the consolidated partner company. The Company accounts for results of operations and cash flows of a consolidated partner company through the latest date in which it holds a controlling interest. If the Company subsequently relinquishes control but retains an interest in the partner company, the accounting method is adjusted to the equity, cost or fair value method of accounting, as appropriate. As of and for the year ended December 31, 2011, the Company did not hold a controlling interest in any of its partner companies.

Fair Value Method.    The Company accounted for its holdings in Clarient, formerly a publicly traded partner company, under the fair value method of accounting following its deconsolidation on May 14, 2009 and through the date of the sale of the Company’s remaining interest in Clarient in December 2010. Unrealized gains and losses on the mark-to-market of the Company’s holdings in Clarient and realized gains and losses on the sale of any holdings in Clarient were recognized in Other income (loss), net in the Consolidated Statements of Operations. As of and for the year ended December 31, 2011, the Company did not apply the fair value method to account for its holdings in any of its partner companies.

Equity Method.    The Company accounts for partner companies whose results are not consolidated, but over which it exercises significant influence, under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation of the Company on the partner company’s board of directors and the Company’s ownership level, which is generally a 20% to 50% interest in the voting securities of a partner company, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. The Company also accounts for its interests in some private equity funds under the equity method of accounting based on its non-controlling general and limited partner interests in such funds. Under the equity method of accounting, the Company does not reflect a partner company’s financial statements within the Company’s Consolidated Financial Statements; however, the Company’s share of the income or loss of such partner company is reflected in Equity loss in the Consolidated Statements of Operations. The Company includes the carrying value of equity method partner companies in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets. The Company reflects its share of the income or loss of the equity method partner companies on a one quarter lag. This reporting lag could result in a delay in recognition of the impact of changes in the business or operations of these partner companies.

When the Company’s carrying value in an equity method partner company is reduced to zero, the Company records no further losses in its Consolidated Statements of Operations unless the Company has an outstanding guarantee obligation or has committed additional funding to such equity method partner company.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When such equity method partner company subsequently reports income, the Company will not record its share of such income until it exceeds the amount of the Company’s share of losses not previously recognized.

Cost Method.    The Company accounts for partner companies not consolidated or accounted for under the equity method or fair value method under the cost method of accounting. Under the cost method, the Company does not include its share of the income or losses of partner companies in the Company’s Consolidated Statements of Operations. The Company includes the carrying value of cost method partner companies in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

Available-for-Sale Securities.    The Company accounts for its ownership interests in Tengion and NuPathe, both publicly traded entities at December 31, 2011, as available-for-sale securities. Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of equity. Unrealized losses are charged against net income (loss) when a decline in the fair value is determined to be other than temporary.

Accounting Estimates

The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. These estimates include the evaluation of the recoverability of the Company’s ownership interests in and advances to partner companies and funds and investments in marketable securities, income taxes, stock-based compensation and commitments and contingencies. Following the deconsolidation of Clarient on May 14, 2009, the Company no longer records goodwill, intangible assets or revenue in its consolidated financial statements. Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.

Certain amounts recorded to reflect the Company’s share of income or losses of partner companies accounted for under the equity method are based on unaudited results of operations of those companies and may require adjustments in the future when audits of these entities’ financial statements are completed.

It is reasonably possible that the Company’s accounting estimates with respect to the ultimate recoverability of the carrying value of the Company’s ownership interests in and advances to partner companies and funds could change in the near term and that the effect of such changes on the financial statements could be material. At December 31, 2011, the Company believes the recorded amount of carrying value of the Company’s ownership interests in and advances to partner companies and funds is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a company.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits that are readily convertible into cash. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity securities are carried at amortized cost, which approximates fair value. Marketable securities consist of held-to-maturity securities, primarily consisting of government agency bonds, commercial paper and certificates of deposits. Marketable securities with a maturity date greater than one year from the balance sheet date are considered long-term. The Company has not experienced any significant losses on cash equivalents and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash Equivalents

Restricted cash equivalents consist of certificates of deposit with various maturity dates. Pursuant to the terms of the 10.125% senior convertible debentures, due March 14, 2014, the Company placed funds in a restricted escrow account to make all scheduled interest payments on the 2014 Debentures through their maturity date (see Note 7).

Financial Instruments

The Company’s financial instruments (principally cash and cash equivalents, marketable securities, restricted cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The Company’s warrant participations are carried at fair value. The Company’s long-term debt is carried at cost. At December 31, 2011, the market value of the Company’s outstanding 2014 Debentures was approximately $61.0 million based on quoted market prices as of that date. At December 31, 2011, the market value of the Company’s outstanding 2024 Debentures approximated carrying value based on quoted market prices as of that date.

Accounting for Participating Interests in Mezzanine Loans Receivable and Related Equity Interests

In 2011, the Company acquired a 36% ownership interest in the management company and general partner of Penn Mezzanine L.P. Penn Mezzanine is a mezzanine lender focused on lower middle-market, Mid-Atlantic companies. Through its relationship with Penn Mezzanine, the Company may acquire participating interests in mezzanine loans and related equity interests of the borrowers. These interests may also include warrants to purchase common stock of the borrowers. The Company’s accounting policies for these participating interests are as follows:

Loan Participations Receivable

The Company’s participating interest in Penn Mezzanine loans are included in Loan Participations receivable on the Consolidated Balance Sheet. In connection with each financing transaction, Penn Mezzanine assesses the credit worthiness of the borrower through various standard industry metrics including leverage ratios, working capital metrics, cash flow projections and an overall evaluation of the borrower’s business model. The Company uses these analyses in making its determination to participate in any funding.

On a quarterly basis, the Company evaluates the carrying value of each loan participation receivable for impairment. A loan participation receivable is considered impaired when it is probable that the Company will be unable to collect all amounts (principal and interest) due according to the contractual terms of the participation agreement and related agreements with the borrowers. The Company maintains an allowance to provide for estimated loan losses based on evaluating known and inherent risks in the loans. The allowance is provided based upon management’s analysis of the pertinent factors underlying the quality of the loans. These factors include an analysis of the financial condition of the individual borrowers, delinquency levels, actual loan loss experience, current economic conditions and other relevant factors. The Company’s analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The Company does not accrue interest when a loan is considered impaired. All cash receipts from impaired loan are applied to reduce the original principal amount of such loan until the principal has been fully recovered and would be recognized as interest income thereafter. The allowance for loan losses at December 31, 2011 was $0.0 million.

Penn Mezzanine charges fees to borrowers for originating loans. The Company’s participating interest in these fees, net of any loan origination costs, are deferred and amortized to income using the effective interest method, over the term of the loan. If the loan is repaid prior to maturity, the remaining unamortized deferred loan origination fee is recognized in income at the time of repayment. Unamortized deferred loan origination fees are recorded as a contra asset against Loan participations receivable on the Consolidated Balance Sheets.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Participations

The Company’s participation in equity interests acquired by Penn Mezzanine are accounted for under the cost method of accounting. On a quarterly basis, the Company evaluates the carrying value of its participation in these equity interests for possible impairment based on achievement of business plan objectives and milestones, the fair value of the equity interest relative to its carrying value, the financial condition and prospects of the underlying company and other relevant factors. The Company’s participating interests in equity interests acquired by Penn Mezzanine are included in Other assets on the Consolidated Balance Sheets.

Warrant Participations

The Company recognizes its participation in warrants acquired by Penn Mezzanine based on the fair value of the warrants at the balance sheet date. The fair values of warrant participations are bifurcated from the related loan participations receivable based on the relative fair value of the respective instruments at the acquisition date. The resulting discount is amortized to interest income over the term of the loan using the effective interest method. Any gain or loss associated with changes in the fair value of the warrants at the balance sheet date is recorded in Other income (loss), net in the Consolidated Statements of Operations. The fair value of the warrants is determined based on Level 3 inputs and is included in Other assets on the Consolidated Balance Sheets.

Property and Equipment

Property and equipment are stated at cost. Provision for depreciation and amortization is based on the lesser of the estimated useful lives of the assets or the remaining lease term (buildings and leasehold improvements, 5 to 15 years; machinery and equipment, 3 to 15 years) and is computed using the straight-line method.

Impairment of Ownership Interests In and Advances to Partner Companies and Funds

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

Impairment charges related to equity method partner companies are included in Equity income (loss) in the Consolidated Statements of Operations. Impairment charges related to cost method partner companies and available-for-sale securities are included in Other income (loss), net in the Consolidated Statements of Operations.

The reduced cost basis of a previously impaired partner company is not written-up if circumstances suggest the value of the company has subsequently recovered.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plans

Defined contribution plans are contributory and cover eligible employees of the Company. The Company’s defined contribution plan allows eligible employees, as defined in the plan, to contribute to the plan up to 75% of their pre-tax compensation, subject to the maximum contributions allowed by the Internal Revenue Code. The Company makes matching contributions under the plan. Expense relating to defined contribution plans was $0.3 million in 2011, $0.3 million in 2010 and $0.4 million in 2009.

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

The Company computes net income (loss) per share (“EPS”) using the weighted average number of common shares outstanding during each year. The Company includes in diluted EPS common stock equivalents (unless anti-dilutive) which would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions. Diluted EPS calculations adjust net income (loss) for the dilutive effect of common stock equivalents and convertible securities issued by the Company’s consolidated or equity method partner companies.

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

New Accounting Pronouncements

The Company will adopt the following new accounting standards as of January 1, 2012:

Amendment to Fair Value Measurement:    The guidance clarifies the Financial Accounting Standards Board’s (“FASB”) intent about the application of existing fair value measurements and requires enhanced disclosures, most significantly related to unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance is effective prospectively during interim and annual periods beginning after December 15, 2011. The adoption of the amendment to fair value measurement is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amendment to Comprehensive Income:    Under the FASB amended guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or in two separate but consecutive statements. The amended guidance eliminates the previously available option of presenting the components of other comprehensive income as part of the statement of changes in equity. The amendment is effective for fiscal years beginning after December 15, 2011 and will be applied retrospectively.

2.	Discontinued Operations

The following items are related to discontinued operations.

Acsis, Alliance Consulting and Laureate Pharma

In May 2008, the Company consummated a transaction (the “Bundle Transaction”) pursuant to which it sold all of its equity and debt interests in Acsis, Inc., Alliance Consulting Group Associates, Inc., Laureate Pharma, Inc., ProModel Corporation and Neuronyx, Inc. (collectively, the “Bundle Companies”).

Of the gross proceeds to the Company from the Bundle Transaction, $6.4 million was placed in escrow pending expiration of a claims period and remains in escrow as of December 31, 2011 (see Note 15).

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

Pacific Title & Art Studio

In March 2007, the Company sold Pacific Title & Art Studio for net cash proceeds of approximately $21.9 million, including $2.3 million in cash deposited into escrow. In the first quarter of 2010, the Company received the final $0.5 million in cash from the escrow account. This amount was recorded in income from discontinued operations in 2009.

3.	Ownership Interests in and Advances to Partner Companies and Funds

The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies and private equity funds.

	December 31, 2011	December 31, 2010
	(In thousands)
Equity Method:
Partner companies	$104,545	$50,561
Private equity funds	5,784	2,265

	110,329	52,826
Cost Method:
Private equity funds	2,984	2,908
Advances to partner companies	856	4,522

	$114,169	$60,256

Loan participations receivable	$7,587	$—

Available-for-sale securities	$5,184	$25,447

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized an impairment charge of $5.9 million in 2011 which is reflected in Other income (loss), net, in the Consolidated Statements of Operations, representing the unrealized loss on the mark-to-market of its ownership in NuPathe which was previously recorded as a separate component of equity. The Company determined that the decline in value of its public holdings in NuPathe was other than temporary. Following the impairment charge, the Company’s adjusted cost basis in NuPathe was $4.9 million at December 31, 2011.

The Company recognized impairment charges totaling $1.5 million in 2011 which are reflected in Other income (loss), net, in the Consolidated Statements of Operations, representing the unrealized loss on the mark-to-market of its ownership interest in Tengion, which was previously recorded as a separate component of equity. The Company determined that the decline in the value of its public holdings in Tengion was other than temporary. The Company had previously recognized impairment charges of $1.1 million for the year ended December 31, 2010. Following the impairment charge, the Company’s adjusted cost basis in Tengion was $0.3 million at December 31, 2011.

There were no impairment charges related to cost method partner companies in 2011. Impairment charges related to cost method partner companies were $2.1 million and $10.1 million for the years ended December 31, 2010 and 2009, respectively. The charge in 2010 related to Tengion, prior to its classification as an available-for-sale security. The charges in 2009 included $5.8 million related to GENBAND, a former partner company, $3.9 million related to Tengion and $0.4 million related to a private equity fund.

Impairment charges related to equity method partner companies were $7.1 million, $4.8 million and $4.1 million for the years ended December 31, 2011, 2010 and 2009 respectively. The impairment charges in 2011 included $5.7 million related to Swap.com and $1.4 million related to SafeCentral, Inc. (“SafeCentral” formerly Authentium, Inc.). The impairment charges in 2010 included $1.8 million related to Molecular Biometrics, Inc. (“Molecular Biometrics”), $1.5 million related to SafeCentral, $1.1 million related to Garnet BioTherapeutics, Inc. (“Garnet”) and $0.4 million related to Acelerate, Inc. (“Acelerate”), formerly Cellumen, Inc.), a former partner company. The impairment charges in 2009 included $3.3 million related to Rubicor Medical, Inc. (“Rubicor”), a former partner company and $0.8 million related to Acelerate.

In July 2011, Portico Systems, Inc. (“Portico”), formerly an equity method partner company, was acquired by McKesson. The Company received cash proceeds in exchange for its equity interests of approximately $32.8 million, excluding $3.4 million which will be held in escrow for a period of one year. In addition, depending on the achievement of certain milestones, the Company may receive up to an additional $1.9 million after a period of one year. Portico also repaid its mezzanine loan facility with the Company in the principal amount of $5.0 million in connection with the transaction. The Company recorded a gain of $35.4 million on the transaction which is recorded in Equity income (loss) in the Consolidated Statement of Operations.

In June 2011, Advanced BioHealing, Inc. (“Advanced BioHealing”), formerly an equity method partner company, was acquired by Shire plc, resulting in net sale proceeds to the Company of $138.2 million, excluding cash held in escrow of $7.6 million. The Company recognized a gain on sale of $129.3 million which is reflected in Equity income (loss) in the Consolidated Statement of Operations.

In December 2010, Avid Radiopharmaceuticals, Inc. (“Avid”), formerly a cost method partner company, was acquired by Eli Lily and Company resulting in net sale proceeds to the Company of $32.3 million, excluding cash held in escrow of $3.4 million. The Company recognized a gain on the sale of $20.3 million. In addition, depending on the achievement of certain difficult milestones, the Company could receive additional proceeds of up to $58.0 million over an eight year period.

In December 2010, the Company sold its equity and debt interests in Quinnova Pharmaceuticals, Inc. (“Quinnova”) for $2.6 million, recognizing a loss on sale of $0.9 million, which is reflected in Equity income (loss) in the Consolidated Statement of Operations. The Company may realize additional proceeds of up to $1.9 million.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

September 30, 2010
(In thousands)
(unaudited)
Balance Sheet:
Current assets	$42,758
Non-current assets	32,392

Total Assets	$75,150

Current liabilities	$14,241
Non-current liabilities	4,626
Redeemable preferred stock	38,586
Shareholders’ equity	17,697

Total liabilities and shareholders’equity	$75,150

Nine Months Ended September 30, 2010
(In thousands)
(unaudited)
Results of Operations:
Revenue	$86,803

Operating income	$3,564

Net income from continuing operations	$2,914

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited summarized financial information for partner companies and funds accounted for under the equity method at December 31, 2011 and 2010 and for the three years ended December 31, 2011, has been compiled from the unaudited financial statements of our respective partner companies and funds and reflects certain historical adjustments. Results of operations of the partner companies and funds are excluded for periods prior to their acquisition and subsequent to their disposition. The unaudited financial information below does not include information pertaining to Clarient.

	As of December 31,
	2011	2010
	(In thousands)
	(unaudited)
Balance Sheets:
Current assets	$156,497	$131,733
Non-current assets	72,911	61,867

Total Assets	$229,408	$193,600

Current liabilities	$64,568	$64,763
Non-current liabilities	33,856	29,676
Shareholders’ equity	130,984	99,161

Total liabilities and shareholders’ equity	$229,408	$193,600

As of December 31, 2011, the Company’s carrying value in equity method partner companies, in the aggregate, exceeded the Company’s share of the net assets of such companies by approximately $69.3 million. Of this excess, $35.5 million was allocated to goodwill and $33.8 million was allocated to intangible assets.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
	(unaudited)
Results of Operations:
Revenue	$114,264	$238,477	$146,291

Gross profit	$63,009	$162,820	$98,626

Net loss	$(35,563)	$(22,934)	$(50,505)

4.	Acquisitions of Ownership Interests in Partner Companies and Funds

In August 2011, the Company acquired a 36% ownership interest in the management company and general partner of Penn Mezzanine for $3.9 million. Penn Mezzanine is a mezzanine lender focused on lower middle-market, Mid-Atlantic companies. The Company accounts for its interest in Penn Mezzanine under the equity method of accounting. The Company expects to deploy up to $26.1 million (including $9.7 million deployed in the fourth quarter of 2011 as described below) in additional capital over a several year period in mezzanine opportunities alongside existing and future Penn Mezzanine funds.

In December and November 2011, the Company funded an aggregate of $9.7 million for participations in certain loans and equity interests initiated by Penn Mezzanine. Included in this funding was $8.1 million for participation in loans and $1.3 million for participations in equity interests acquired by Penn Mezzanine. The Company also participated in warrants to acquire common stock of certain borrowers. The fair value of the warrants at December 31, 2011 was determined to be $0.3 million. The Company accounts for the loan portion of the participation as a loan receivable and reports these amounts as Loan participations receivable on the

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheets. The Company accounts for its participation in equity interests under the cost method and reports these amounts in Other assets on the Consolidated Balance Sheets. The Company accounts for its participation in warrants to acquire common stock at fair value and reports these amounts in Other assets on the Consolidated Balance Sheets. During the year, the Company received $0.2 million in loan origination fees. The unamortized deferred loan origination fee balance as of December 31, 2011 was $0.2 million. In addition, at December 31, 2011 the Company had recorded $0.3 million in original issue discount associated with its participation in the loans which is recorded net of Loan participations receivable in the Consolidated Balance Sheets.

In December 2011, the Company acquired a 23.9% ownership interest in Crimson Informatics, Inc. (“Crimson”) for $1.7 million. Crimson is a provider of telematics technology and statistical analysis of driving data. The Company accounts for its interest in Crimson under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Crimson was preliminarily allocated to goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In December 2011, the Company acquired a 28.0% ownership interest in Hoopla Software, Inc. for $1.3 million. Hoopla helps organizations create high performance sales cultures through SaaS solutions that integrate with CRM systems. The Company accounts for its interest in Hoopla under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Hoopla was preliminarily allocated to goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In November 2011, the Company acquired a 30.0% ownership interest in Medivo, Inc. (“Medivo”) for $6.3 million. Medivo is a healthcare IT company that connects patients to a nationwide network of physicians, lab service centers and home testing services. The Company accounts for its interest in Medivo under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Medivo was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In September 2011, the Company acquired a 30.1% ownership interest in Putney, Inc. (“Putney”) for $10.0 million. Putney is a specialty pharmaceutical company focused on providing generic medicines for pets. The Company accounts for its interest in Putney under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Putney was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In August 2011, the Company funded $2.4 million of a convertible bridge loan to Swap.com. The Company had previously deployed an aggregate of $8.1 million in Swap.com. Swap.com is an internet based business that enables users to trade books, music, movies, video games and fashion using its proprietary trade matching software. The Company accounts for its interest in Swap.com under the equity method.

In July 2011, the Company deployed $1.2 million in MediaMath, Inc. (“MediaMath”). In February 2011, the Company deployed $9.0 million in MediaMath. In conjunction with this funding, the Company’s ownership interest in MediaMath increased from 17.3% to 22.4%, above the threshold at which the Company believes it exercises significant influence. Accordingly, the Company adopted the equity method of accounting for its holdings in MediaMath. See Note 20 regarding the change in accounting treatment for the Company’s holdings in MediaMath from the cost method to the equity method. The Company previously had acquired an interest in MediaMath in July 2009 for $6.7 million. MediaMath is an online media trading company that enables advertising agencies and their advertisers to optimize their ad spending across various exchanges through its proprietary algorithmic bidding platform and data integration technology. The difference between the Company’s cost and its interest in the underlying net assets of MediaMath was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2011, the Company acquired a 31.7% ownership interest in NovaSom, Inc. (“NovaSom”) for $20.0 million. NovaSom provides diagnostic devices and services for home testing and evaluation of sleep-disordered breathing, including obstructive sleep apnea. The Company accounts for its interest in NovaSom under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of NovaSom was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In April 2011, the Company acquired a 24.7% ownership interest in PixelOptics Inc. (“PixelOptics”) for $25.0 million. PixelOptics provides electronic corrective eyeglasses designed to substantially reduce or eliminate the visual distortion and other limitations associated with multifocal lenses. The Company accounts for its interest in PixelOptics under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of PixelOptics was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In October and April 2011, the Company funded an aggregate of $1.4 million of a convertible bridge loan to Alverix, Inc. (“Alverix”). The Company previously deployed an aggregate of $6.3 million in Alverix. Alverix provides next-generation instrument and connectivity platforms for diagnostic Point-of-Care (POC) testing. The Company accounts for its holdings in Alverix under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Alverix was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In February 2011, the Company acquired a 30.7% ownership interest in ThingWorx, Inc. (“ThingWorx”) for $5.0 million. ThingWorx offers a platform designed to accelerate the development of applications connecting people, systems and devices. The Company accounts for its holdings in ThingWorx under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of ThingWorx was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In December 2010, the Company funded a $5.0 million mezzanine debt financing to Portico Systems, Inc. (“Portico”). The Company previously deployed an aggregate of $9.3 million in cash in Portico from August 2006 through April 2009. In July 2011, Portico was acquired by McKesson resulting in net sale proceeds to the Company of $32.8 million, excluding cash held in escrow of $3.4 million. The Company accounted for its holdings in Portico under the equity method.

In December 2010, the Company deployed an additional $1.8 million in Advantedge Healthcare Solutions, Inc. (“AHS”). In March 2010, the Company funded a $1.3 million short-term loan to AHS which was repaid in May 2010. The Company previously deployed a total of $13.5 million into AHS. AHS is a provider of physician billing and practice management services and software to hospital-based physician groups, large office-based physician practices, and ambulatory surgery centers. The Company accounts for its holdings in AHS under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of AHS was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In September 2010, the Company exercised a total of $0.6 million of warrants in Clarient. The Company sold its remaining interest in Clarient in December 2010 for net proceeds of $146.5 million, recognizing a gain on sale of $43.0 million.

In September 2010, the Company acquired a 26.5% ownership interest in Good Start Genetics, Inc. (“Good Start”) for $6.8 million. Good Start has developed a pre-pregnancy genetic test, which utilizes an advanced DNA

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sequencing technology to screen for a panel of genetic disorders, including those recommended by the American Congress of Obstetricians and Gynecologists and the American College of Medical Genetics. The Company accounts for its interest in Good Start under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Good Start was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In September and June 2010, the Company funded an aggregate of $0.7 million in convertible bridge loans to Quinnova. The Company previously deployed $5.0 million in Quinnova in October 2009. The Company sold its equity and debt interests in Quinnova in December 2010 for $2.6 million, recognizing a loss on sale of $0.9 million. The Company accounted for its interest in Quinnova under the equity method.

In August 2010, in conjunction with NuPathe’s initial public offering, the Company deployed an additional $3.5 million in NuPathe. In April 2010, the Company funded a $2.7 million convertible bridge loan to NuPathe, which was converted to common shares in conjunction with the initial public offering. The Company previously deployed $12.0 million in NuPathe from August 2006 through August 2009. NuPathe is a specialty pharmaceutical company focused on the development and commercialization of branded therapeutics for diseases of the central nervous system, including neurological and psychiatric disorders. Following NuPathe’s initial public offering, the Company accounts for its holdings in NuPathe as available-for-sale securities and holds a 17.8% ownership interest.

In April 2010, in conjunction with Tengion’s initial public offering, the Company deployed an additional $1.5 million in Tengion. The Company previously deployed $7.5 million in Tengion in 2008. Tengion is a clinical-stage biotechnology company. It has pioneered the Organ Regeneration PlatformTM that enables the Company to create proprietary product candidates that are intended to harness the intrinsic regenerative pathways of the body to produce a range of native-like organs and tissues. Following Tengion’s initial public offering, the Company accounts for its holdings in Tengion as available-for-sale securities and holds a 2.5% ownership interest.

In December, May and February 2009, the Company deployed an aggregate of $6.5 million in Molecular Biometrics. The Company had previously acquired an interest in Molecular Biometrics in 2008, for $3.5 million in cash, including the conversion into equity interests of $1.9 million previously advanced to the company. The Company impaired all of the carrying value of Molecular Biometrics in 2010 and no longer holds an active interest in the company. The Company accounted for its holdings in Molecular Biometrics under the equity method.

In October, May and February, 2009 the Company provided additional funding of $0.8 million to Acelerate, Inc., as part of an up to $2.5 million convertible note financing to be funded in five tranches. The Company previously acquired an interest in Acelerate in 2007, deploying $6.0 million in cash. During 2010, the assets of Acelerate, Inc. were sold to a third party for cash and future consideration based on sales milestones. The Company received no proceeds from this transaction and does not expect to receive any proceeds related to future milestones. The Company accounted for its interest in Acelerate under the equity method.

In 2009 and 2008, the Company deployed an aggregate of $4.0 million in Garnet. The Company accounted for its holdings in Garnet under the equity method. In the third quarter of 2010, the Company impaired the carrying value of Garnet to zero.

In 2009 and 2007, the Company deployed an aggregate of $12.0 million in Avid for a 13.7% ownership interest. In December 2010, Avid was acquired by Eli Lily and Company resulting in net sale proceeds to the Company of $32.3 million, excluding cash held in escrow of $3.4 million. The Company accounted for its holdings in Avid under the cost method.

In March 2009, the Company deployed an additional $2.0 million in Bridgevine, Inc. (“Bridgevine”). The Company had previously acquired an interest in Bridgevine in 2007 for $8.0 million. Bridgevine is an internet

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marketing company that enables online consumers to compare and purchase digital services, including internet, phone, VoIP, TV, wireless, music, and entertainment. The Company accounts for its holdings in Bridgevine under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Bridgevine was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table provides the assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

		Fair Value Measurement at
	Carrying Value	December 30, 2011
		Level 1	Level 2	Level 3
	(in thousands)
	(unaudited)
Cash and cash equivalents	$83,187	$83,187	$—	$—
Cash held in escrow	$6,433	$6,433	$—	$—
Restricted cash equivalents	$12,265	$12,265	$—	$—
Available-for-sale securities	$5,184	$5,184	$—	$—
Warrant participations	$—	$—	$—	$276
Marketable securities — held-to-maturity:
Commercial paper	$42,919	$42,919	$—	$—
U.S. Treasury Bills	17,555	17,555	—	—
Government agency bonds	66,422	66,422	—	—
Corporate bonds	1,015	1,015
Certificates of deposit	30,187	30,187	—	—

	$158,098	$158,098	$—	$—

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurement at
	Carrying Value	December 31, 2010
		Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$183,419	$183,419	$—	$—
Cash held in escrow	$6,434	$6,434	$—	$—
Restricted cash equivalents	$16,774	$16,774	$—	$—
Available-for-sale securities	$25,447	$25,447	$—	$—
Marketable securities — held-to-maturity:
Commercial paper	$27,362	$27,362	$—	$—
U.S. Treasury Bills	12,053	12,053	—	—
Government agency bonds	2,996	2,996	—	—

	$42,411	$42,411	$—	$—

As of December 31, 2011, $158.1 million of marketable securities had contractual maturities which were less than one year and $16.3 million of marketable securities had contractual maturities greater than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.

The Company’s warrant participations are carried at fair value. The value of the Company’s holdings in warrant participations is measured by reference to Level 3 inputs. The inputs and valuation techniques used include discounted cash flows and valuation of comparable public companies.

The Company recorded an impairment charge of $5.7 million related to Swap.com in 2011 measured as the amount by which Swap.com’s carrying value exceeded its estimated fair value. The fair market value of the Company’s interest in Swap.com was determined to be zero based on Level 3 inputs as defined above. The inputs and valuation techniques used include discounted cash flows and valuation of comparable public companies.

Following NuPathe’s initial public offering, the Company accounts for its holdings in NuPathe as available-for-sale securities. The Company recognized an impairment charge of $5.9 million in 2011 representing the unrealized loss on the mark-to-market of its ownership in NuPathe which was previously recorded as a separate component of equity. The value of the Company’s holdings in NuPathe was measured by reference to quoted prices for NuPathe’s common stock as traded on the NASDAQ Capital Market, which is considered a Level 1 input under the valuation hierarchy.

The Company recorded an impairment charge of $1.4 million related to SafeCentral in 2011 measured as the amount by which SafeCentral’s carrying value exceed its estimated fair value. The fair market value of the Company’s interest in SafeCentral was determined to be $0.8 million based on Level 3 inputs as defined above. The inputs and valuation techniques used include discounted cash flows and valuation of comparable public companies.

Following Tengion’s initial public offering, the Company accounts for its holdings in Tengion as available-for-sale securities. The Company recognized impairment charges of $1.5 million in 2011, representing the unrealized loss on the mark-to-market of its ownership interest in Tengion which was previously recorded as a separate component of equity. The Company recognized impairment charges of $1.1 million related to Tengion in 2010. In each case, the value of the Company’s holdings in Tengion was measured by reference to quoted prices for Tengion’s common stock as traded on the NASDAQ Capital Market, which is considered a Level 1 input under the valuation hierarchy.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As described in Note 3, the Company recognized impairment charges of $2.1 million related to a cost method partner company and $4.8 million related to equity method partner companies during the year ended December 31, 2010 measured as the amount by which the partner companies’ carrying values exceeded their respective estimated fair values. The inputs and valuation techniques used include discounted cash flows and valuation of comparable public companies.

6.	Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2011	2010
	(In thousands)
Building and improvements	$547	$503
Machinery and equipment	997	985

	1,544	1,488
Accumulated depreciation	(1,316)	(1,193)

	$228	$295

7.	Convertible Debentures and Credit Arrangements

The carrying values of the Company’s convertible senior debentures were as follows:

	As of December 31,
	2011	2010
	(In thousands)
Convertible senior debentures due 2024	$441	$31,289
Convertible senior debentures due 2014	45,253	44,630

	45,694	75,919
Less: current portion	—	(31,289)

Convertible senior debentures — non-current	$45,694	$44,630

Convertible Senior Debentures due 2024

In 2004, the Company issued an aggregate of $150 million in face value of convertible senior debentures with a stated maturity date of March 15, 2024 (the “2024 Debentures”). The Company has $0.4 million of the 2024 Debentures outstanding at December 31, 2011. On March 21, 2011, the Company repurchased $30.8 million of the 2024 Debentures as required by the 2024 Debenture holders. Interest on the 2024 Debentures is payable semi-annually. At the debentures holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. The adjusted conversion rate of the debentures is $43.3044 of principal amount per share. The closing price of the Company’s common stock at December 31, 2011 was $15.79. The remaining 2024 Debentures holders have the right to require the

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company to repurchase the 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. In limited circumstances, the Company has the right to redeem all or some of the 2024 Debentures.

At December 31, 2011, the fair value of the $0.4 million outstanding 2024 Debentures approximated their carrying value based on quoted market prices as of such date.

Convertible Senior Debentures due 2014

In March 2010, the Company issued an aggregate of $46.9 million in face value of convertible senior debentures with a stated maturity of March 15, 2014 (the “2014 Debentures”). Interest on the 2014 Debentures is payable semi-annually on March 15 and September 15. At the time of issuance, as required under the terms of the 2014 Debentures, the Company placed approximately $19.0 million in a restricted escrow account to make all scheduled interest payments on the 2014 Debentures through their maturity. During 2011 and 2010, interest payments of $4.8 million and $2.2 million, respectively, were made out of the restricted escrow account and are considered non-cash investing activities. Including accrued interest, a total of $12.3 million was reflected in Restricted cash equivalents on the Consolidated Balance Sheet at December 31, 2011, of which $5.1 million was classified as a current asset.

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

The conversion price is $16.50 of principal amount per share, equivalent to a conversion rate of 60.6061 shares of Company common stock per $1,000 principal amount of the 2014 Debentures. The closing price of the Company’s common stock at December 31, 2011 was $15.79. The 2014 Debentures holders have the right to require repurchase of the 2014 Debentures upon a fundamental change, including sale of all or substantially all of the Company’s common stock or assets, liquidation, dissolution or a change in control or the delisting of the Company’s common stock from the New York Stock Exchange if the Company were unable to obtain a listing for its common stock on another national or regional securities exchange. None of the above conditions required for conversion were met as of December 31, 2011.

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

Because the 2014 Debentures may be settled in cash or partially in cash upon conversion, the Company separately accounts for the liability and equity components of the 2014 Debentures. The carrying amount of the liability component was determined at the exchange date by measuring the fair value of a similar liability that

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the carrying value of the 2014 Debentures as a whole at the exchange date. The carrying value of the 2014 Debentures as a whole at the exchange date was equal to their fair value of $55.2 million determined using a convertible bond valuation model. At December 31, 2011, the fair value of the $46.9 million outstanding 2014 Debentures was approximately $61.0 million based on quoted market prices as of such date. At December 31, 2011, the carrying amount of the equity component was $10.8 million, the principal amount of the liability component was $46.9 million, the unamortized discount was $1.7 million and the net carrying value of the liability component was $45.2 million. The Company is amortizing the excess of the face value of the 2014 Debentures over their carrying value to interest expense over their term. The effective interest rate on the 2014 Debentures is 12.5%.

Credit Arrangements

The Company is party to a loan agreement which provides it with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts and the lesser of $80 million or 75% of its investment and securities accounts at the bank. The credit facility, as amended December 31, 2010, matures on December 31, 2012. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which has been required in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at December 31, 2011 was $43.7 million.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	As of December 31,
	2011	2010
	(In thousands)
Accrued interest	$1,403	$1,640
Other	2,287	2,583

	$3,690	$4,223

9.	Equity

Preferred Stock

Shares of preferred stock, par value $0.10 per share, are voting and are issuable in one or more series with rights and preferences as to dividends, redemption, liquidation, sinking funds and conversion determined by the Board of Directors. At December 31, 2011 and 2010, there were one million shares authorized and none outstanding.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Equity Compensation Plans

Under the amended and restated 2004 Equity Compensation Plan, employees, executive officers, directors and consultants are eligible for grants of stock options, restricted stock awards, stock appreciation rights, stock units, performance units and other stock-based awards. The 2004 Equity Compensation Plan has 2.2 million shares authorized for issuance. The 2001 Associates Equity Compensation Plan, with 0.9 million shares authorized for issuance, and the 1999 Equity Compensation Plan, with 1.5 million shares authorized for issuance, expired by their terms and no further grants may be made under those plans. During 2011, the Company issued 85 thousand options outside of existing plans as inducement awards in accordance with New York Stock Exchange rules.

To the extent allowable, service-based awards are incentive stock options. Options granted under the plans are at prices equal to or greater than the fair market value at the date of grant. Upon exercise of stock options, the Company issues shares first from treasury stock, if available, then from authorized but unissued shares. At December 31, 2011, the Company had reserved 4.3 million shares of common stock for possible future issuance under its equity compensation plans.

Classification of Stock-Based Compensation Expense

Stock-based compensation expense from continuing operations was recognized in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
Cost of sales	$—	$—	$49
Selling, general and administrative	3,052	3,777	3,776

	$3,052	$3,777	$3,825

At December 31, 2011, the Company had outstanding options that vest based on three different types of vesting schedules:

1) market-based;

2) performance-based; and

3) service-based.

Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if market capitalization targets are achieved earlier than estimated. During the years ended December 31, 2011, 2010 and 2009, the Company did not issue

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any market-based option awards to employees. During the years ended December 31, 2011, 2010 and 2009, respectively, 110 thousand, 21 thousand and 16 thousand market-based options vested based on achievement of market capitalization targets. During the years ended December 31, 2011, 2010 and 2009, respectively, 125 thousand, 10 thousand and 67 thousand market-based options were cancelled or forfeited. The Company recorded compensation expense related to these awards of $1.2 million, $1.7 million and $1.5 million during the years ended December 31, 2011, 2010 and 2009, respectively. Depending on the Company’s stock performance, the maximum number of unvested shares at December 31, 2011 attainable under these grants was 1.0 million shares.

Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company upon the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the years ended December 31, 2011, 2010 and 2009, respectively, the Company issued 193 thousand, 130 thousand and 155 thousand performance-based option awards to employees. During the year ended December 31, 2011, 56 thousand options vested based on the achievement of capital return targets. During the years ended December 31, 2010 and 2009, no options vested based on the achievement of capital returns targets. During the years ended December 31, 2011 and 2010, respectively, 108 thousand and six thousand performance-based option awards were canceled or forfeited. The Company recorded compensation expense related to these option awards of $0.3 million, $0.1 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The maximum number of unvested shares at December 31, 2011 attainable under these grants was 648 thousand shares.

All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the years ended December 31, 2011, 2010 and 2009, respectively, the Company issued 121 thousand, 95 thousand and 113 thousand service-based option awards to employees. During the years ended December 31, 2011, 2010 and 2009, respectively, 60 thousand, nine thousand and 231 thousand service-based options were canceled or forfeited. The Company recorded compensation expense related to these awards of $0.8 million, $1.2 million and $1.0 million during the years ended December 31, 2011, 2010 and 2009, respectively.

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

	Year Ended December 31,
	2011	2010	2009
Service-Based Awards
Dividend yield	0%	0%	0%
Expected volatility	57%	58%	59%
Average expected option life	5 years	5 years	5 years
Risk-free interest rate	1.4%	2.0%	2.7%

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2011	2010	2009
Performance-Based Awards
Dividend yield	0%	0%	0%
Expected volatility	57%	58%	59%
Average expected option life	5.8 years	4.9 years	4.9 years
Risk-free interest rate	0.9%	2.0%	2.7%

The weighted-average grant date fair value of options issued by the Company during the years ended December 31, 2011, 2010 and 2009 was $8.28, $7.42 and $5.22 per share, respectively.

Option activity of the Company is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2008	3,336	$10.05
Options granted	267	9.99
Options exercised	(34)	7.77
Options canceled/forfeited	(301)	16.21

Outstanding at December 31, 2009	3,268	9.51
Options granted	224	14.65
Options exercised	(121)	9.16
Options canceled/forfeited	(50)	12.13

Outstanding at December 31, 2010	3,321	9.83

Options granted	314	16.55
Options exercised	(124)	11.32
Options canceled/forfeited	(293)	11.03

Outstanding at December 31, 2011	3,218	10.32	3.9	$17,480

Options exercisable at December 31, 2011	1,403	9.65	2.8	8,379
Options vested and expected to vest at December 31, 2011	2,720	10.03	3.4	15,454
Shares available for future grant	680

The total intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $0.9 million, $0.4 million and $0.1 million, respectively.

At December 31, 2011, total unrecognized compensation cost related to non-vested stock options granted under the plans for service-based awards was $0.8 million. That cost is expected to be recognized over a weighted-average period of 2.5 years.

At December 31, 2011, total unrecognized compensation cost related to non-vested stock options granted under the plans for market-based awards was $0.4 million. That cost is expected to be recognized over a weighted-average period of 1.6 years, but would be accelerated if market capitalization targets are achieved earlier than estimated.

At December 31, 2011, total unrecognized compensation cost related to non-vested stock options granted under the plans for performance-based awards was $2.5 million. That cost is expected to be recognized over a weighted-average period of 2.0 years but would be accelerated if stock price targets are achieved earlier than estimated.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2011, 2010 and 2009, respectively, the Company issued 61 thousand, 74 thousand and 103 thousand performance-based stock units to employees which vest based on achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies, as described above related to performance-based option awards. Performance-based stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis. During the years ended December 31, 2011, 2010 and 2009, respectively, the Company issued 20 thousand, 25 thousand and 197 thousand restricted shares to employees. The restricted shares issued vest 25% on the first anniversary of grant and the remaining 75% thereafter in equal monthly installments over the next two or three years, as applicable. During the year ended December 31, 2010, the Company issued 53 thousand unrestricted shares to employees in connection with the 2009 management incentive plan payments earned by certain senior employees.

The Company issued deferred stock units during the years ended December 31, 2011, 2010 and 2009, to all non-employee directors as annual service grants and to directors who deferred all or a portion of directors’ fees earned. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred generally vest one year following the grant date. Deferred stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis, following termination of employment or service, death or permanent disability. During the years ended December 31, 2011, 2010 and 2009, respectively, the Company issued 28 thousand, 32 thousand and 70 thousand deferred stock units to directors.

During the years ended December 31, 2010, and 2009, respectively, the Company granted two thousand restricted shares and 12 thousand stock options to members of its advisory boards, which comprise non-employees. Such awards generally vest within one year following grant.

Total compensation expense for deferred stock units, performance-based stock units and restricted stock was approximately $0.7 million, $0.8 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Unrecognized compensation expense related to deferred stock units, performance stock units and restricted stock at December 31, 2011 was $2.5 million. The total fair value of deferred stock units, performance stock units and restricted stock vested during the years ended December 31, 2011, 2010 and 2009 was $2.0 million, $1.8 million and $0.5 million, respectively.

Deferred stock unit, performance-based stock unit and restricted stock activity is summarized below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested at December 31, 2009	317	$5.95
Granted	133	14.80
Vested	(147)	5.80
Forfeited	(5)	7.73

Unvested at December 31, 2010	298	10.09
Granted	109	15.93
Vested	(116)	8.16
Forfeited	(38)	12.73

Unvested at December 31, 2011	253	13.10

Stock based compensation expense for Clarient prior to its deconsolidation was included in the Company’s consolidated results of operations. During the period from January 1, 2009 through May 14, 2009, the Company recognized stock-based compensation related to Clarient of $0.8 million.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Other	Income (Loss), Net

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
Loss on exchange of convertible debentures	$—	$(8,289)	$—
Gain on repurchase of convertible debentures, net	—	—	457
Gain (loss) on sale of companies and funds, net	—	20,291	(7,338)
Gain on distributions from private equity funds	—	—	30
Gain on deconsolidation of Clarient	—	—	105,991
Gain on sale of Clarient	—	42,956	—
Gain on mark-to-market of holdings in Clarient	—	22,394	19,502
Impairment charges on cost method partner companies	—	(2,146)	(10,079)
Other than temporary impairment on available-for-sale securities	(7,451)	(1,108)	—
Other	1,306	711	318

	$(6,145)	$74,809	$108,881

12. Income	Taxes

The provision (benefit) for income taxes was as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current, primarily state	$—	$—	$(14)
Deferred, primarily state	—	—	—

	$—	$—	$(14)

The total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to net income (loss) from continuing operations before income taxes as a result of the following:

	Year Ended December 31,
	2011	2010	2009
Statutory tax expense	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
Valuation allowance	(35.3)	(36.7)	(35.2)
Other adjustments	0.3	1.7	0.2

	0.0%	0.0%	0.0%

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	2011	2010
	(In thousands)
Deferred tax asset (liability):
Carrying values of partner companies and other holdings	$50,041	$54,821
Tax loss and credit carryforwards	59,626	97,161
Accrued expenses	1,838	1,928
Stock-based compensation	7,580	6,405
Other	1,047	1,244

	120,132	161,559
Valuation allowance	(120,132)	(161,559)

Net deferred tax liability	$—	$—

As of December 31, 2011, the Company and its subsidiaries consolidated for tax purposes had federal net operating loss carryforwards of approximately $159.2 million. These carryforwards expire as follows:

(In thousands)
2012	$—
2013	—
2014	—
2015	—
2016 and thereafter	159,229

$159,229

Limitations on utilization of the net operating loss carryforwards may apply.

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

Changes in the Company’s uncertain tax positions for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
Balance at beginning of year	$—	$—	$14
Settlements/lapses in statutes of limitation	—	—	(14)

Balance at end of year	$—	$—	$—

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Tax years 2008 and forward remain open for examination for federal tax purposes and tax years 2006 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at December 31, 2011 will remain subject to examination until the respective tax year is closed. The Company recognizes penalties and interest accrued related to income tax liabilities in the provision (benefit) for income taxes in its Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Net Income Per Share

The calculations of net income per share were:

	Year Ended December 31,
	2011	2010	2009
	(In thousands except per share data)
Basic:
Amounts attributable to Safeguard Scientifics, Inc. common shareholders:
Net income from continuing operations	$110,597	$26,609	$66,240
Net income from discontinued operations	—	—	1,370

Net income attributable to Safeguard Scientifics, Inc.	$110,597	$26,609	$67,610

Average common shares outstanding	20,764	20,535	20,308

Net income per share from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$5.33	$1.30	$3.26
Net income per share from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	—	0.07

Net income per share attributable to Safeguard Scientifics Inc. common shareholds	$5.33	$1.30	$3.33

Diluted:
Amounts attributable to Safeguard Scientifics, Inc. common shareholders:
Net income from continuing operations	$110,597	$26,609	$66,240
Interest on covertible senior debentures	5,750	—	2,616

Net income from continuing operations for diluted per share computation	116,347	26,609	68,856
Net income from discontinued operations	—	—	1,370

Net income for diluted per share calculation	$116,347	$26,609	$70,226

Number of shares used in basic per share computation	20,764	20,535	20,308
Effect of dilutive securities:
Convertible senior debentures	3,009	—	1,956
Unvested restricted stock and DSUs	60	115	111
Employee stock options	689	857	8

Number of shares used in diluted per share computation	24,522	21,507	22,383

Net income per share from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$4.74	$1.24	$3.08
Net income per share from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	—	0.06

Net income per share attributable to Safeguard Scientifics Inc. common shareholders	$4.74	$1.24	$3.14

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

The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:

•

At December 31, 2011, 2010 and 2009, options to purchase 0.1 million, 0.6 million and 2.7 million shares of common stock, respectively, at prices ranging from $18.78 to $21.36 per share, $10.10 to $21.36 per share, and $7.50 to $21.36 per share were excluded from the calculation.

•

At December 31, 2010 and 2009, unvested restricted stock units, performance stock units and DSUs convertible into 2 thousand and 6 thousand shares of stock, respectively, were excluded from the calculations.

•

At December 31, 2011, 2010 and 2009 a total of 0.0 million, 0.7 million and 0.0 million related to the Company’s 2024 Debentures representing the effect of assumed conversion of the 2024 Debentures were excluded from the calculation.

•

At December 31, 2011 and 2010, a total of 0.0 million and 2.8 million shares related to the Company’s 2014 Debentures representing the effect of assumed conversion of the 2014 Debentures were excluded from the calculations.

14.    Related Party Transactions

In May 2001, the Company entered into a $26.5 million loan agreement with Warren V. Musser, the Company’s former Chairman and Chief Executive Officer. Through December 31, 2011, the Company recognized impairment charges against the loan of $15.7 million. The Company’s efforts to collect Mr. Musser’s outstanding loan obligation have included the sale of existing collateral, obtaining and selling additional collateral, litigation and negotiated resolution. Since 2001 and through December 31, 2011, the Company has received a total of $16.9 million in payments on the loan. In December 2011, the loan documents were amended to take into account accumulated unpaid interest and to make certain other changes related to collateral, maturity dates and other terms. The Company received cash from the sale of collateral in 2011 in the amount of $0.1 million and no payments in 2010. The carrying value of the loan at December 31, 2011 was zero.

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

The Company leases its corporate headquarters and office equipment under leases expiring at various dates to 2016. Total rental expense under operating leases was $0.5 million, $0.5 million and $0.8 million in 2011, 2010 and 2009, respectively. Rent expense includes amounts attributed to Clarient prior to its deconsolidation. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2011, are (in millions): $0.5 — 2012; $0.5 — 2013; $0.5 — 2014; $0.0 — 2015; and $0.0 thereafter.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Not including the Laureate Pharma, Inc. lease guaranty described below, the Company had outstanding guarantees of $3.8 million at December 31, 2011 related to the Company’s general partner interest in a private equity fund.

The Company has committed capital of approximately $0.2 million to various private equity funds. These commitments will be funded during the next 12 months.

Under certain circumstances, the Company may be required to return a portion or all of the distributions it received as a general partner of certain private equity funds (“clawback”). The maximum clawback the Company could be required to return due to our general partner interest is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in other long-term liabilities on the Consolidated Balance Sheet at December 31, 2011. In the fourth quarter of 2011, the Company released $1.0 million from accrued expenses due to the expiration of a contingency period in accordance with the terms of the respective partnership agreement.

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

The Company remains guarantor of Laureate Pharma, Inc.’s Princeton, New Jersey facility lease (the “Laureate Lease Guaranty”). Such guarantee may extend through the lease expiration in 2016 under certain circumstances. However, the Company is entitled to indemnification in connection with the continuation of such guaranty. As of December 31, 2011, scheduled lease payments to be made by Laureate Pharma Inc. over the remaining lease term equaled $6.0 million.

The Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004.

In October 2001, the Company entered into an agreement with its former Chairman and Chief Executive Officer, to provide for annual payments of $650,000 per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and the long-term portion of $3.0 million was included in Other long-term liabilities on the Consolidated Balance Sheet at December 31, 2011.

The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $8 million at December 31, 2011.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    Parent Company Financial Information

Parent company financial information is provided to present the financial position and results of operations of the Company as if the consolidated partner companies (see Note 1) were accounted for under the equity method of accounting for all periods presented during which the Company owned its interest in these companies. Given no partner companies were consolidated during the years ended December 31, 2011 and 2010 only the Statements of Operations and Cash Flows for the year ended December 31, 2009 are presented below.

Parent Company Statements of Operations

2009
(In thousands)
Operating expenses	$(17,807)
Other income (loss), net	108,881
Interest income	476
Interest expense	(2,889)
Equity loss	(22,435)

Net income from continuing operations before income taxes	66,226
Income tax benefit	14
Equity income attributable to discontinued operations	1,370

Net income	$67,610

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Parent Company Statements of Cash Flows

2009
Cash Flows from Operating Activities:
Net income (loss)	$67,610
Adjustments to reconcile to net cash used in operating activities:
Equity (income) loss from discontinued operations	(1,370)
Depreciation	130
Equity loss	22,435
Non-cash compensation charges	2,982
Other income (loss), net	(108,881)
Changes in assets and liabilities, net of effect of acquisitions and dispositions	2,412

Net cash used in operating activities	(14,682)

Cash Flows from Investing Activities
Proceeds from sales of and distributions from companies and funds	61,302
Advances to partner companies	(7,150)
Repayments of advances to partner companies	21,179
Acquisitions of ownership interests in partner companies and funds, net of cash acquired	(35,939)
Increase in marketable securities	(73,187)
Decrease in marketable securities	48,822
Decrease in restricted cash	861
Capital expenditures	(27)

Net cash provided by investing activities	15,861

Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	(7,271)
Issuance of Company common stock, net	270
Repurchase of Company common stock	(44)

Net cash used in financing activities	(7,045)

Net Decrease in Cash and Cash Equivalents	(5,866)
Cash and Cash Equivalents at beginning of period	73,213

Cash and Cash Equivalents at end of period	$67,347

17.    Supplemental Cash Flow Information

During the years ended December 31, 2011, 2010 and 2009, the Company converted $0.0 million, $2.7 million and $0.4 million, respectively, of advances to partner companies into ownership interests in partner companies.

Cash payments for interest in the years ended December 31, 2011, 2010 and 2009 were $0.4 million, $1.5 million and $1.4 million, respectively. In addition, during the years ended December 31, 2011 and 2010, interest payments of $4.8 million and $2.2 million, respectively, on the 2014 Debentures were made using restricted cash equivalents. During the year ended December 31, 2009, interest payments on the 2024 Debentures of $1.1 million were made using restricted marketable securities.

As discussed in Note 7, during the year ended December 31, 2010, the Company completed a non-cash exchange of $46.9 million in face value of its 2024 Debentures for the same amount in face value of its newly issued 2014 Debentures.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash paid for taxes in the years ended December 31, 2011, 2010 and 2009 was $0.0 million in each year.

18.    Operating Segments

In August 2011, the Company acquired a 36% ownership interest in the management company and general partner of Penn Mezzanine for $3.9 million (see Note 4). In the fourth quarter of 2011, the Company funded an aggregate of $9.7 million for participations in certain mezzanine loans and equity interests initiated by Penn Mezzanine. As a result of the capital deployed in 2011, the Company began to separately evaluate the results of Penn Mezzanine. The Company re-evaluated its reportable segments and made the determination that Penn Mezzanine would be reported as a reportable segment.

As of December 31, 2011, the Company held an interest in 15 non-consolidated partner companies. The Company’s reportable operating segments are Life Sciences, Technology and Penn Mezzanine.

The Company’s active partner companies as of December 31, 2011 by segment were as follows for the years ended December 31, 2011, 2010 and 2009:

Life Sciences

	Safeguard Primary Ownership as of December 31			Accounting Method
Partner Company	2011	2010	2009
Alverix, Inc.	49.6%	49.6%	49.6%	Equity
Good Start Genetics, Inc.	26.3%	26.3%	NA	Equity
Medivo, Inc.	30.0%	NA	NA	Equity
NovaSom, Inc.	30.3%	NA	NA	Equity
NuPathe, Inc.	17.8%	18.1%	22.9%	Available-for-sale (1)
PixelOptics, Inc.	24.7%	NA	NA	Equity
Putney, Inc.	27.6%	NA	NA	Equity

(1)	The Company’s ownership interest in NuPathe is accounted for as available-for-sale securities following NuPathe’s completion of an initial public offering in August 2010. The Company previously accounted for NuPathe under the equity method.

Technology

	Safeguard Primary Ownership as of December 31			Accounting Method
Partner Company	2011	2010	2009
AdvantEdge Healthcare Solutions, Inc.	40.2%	40.2%	39.7%	Equity
Beyond.com Inc.	38.3%	38.3%	38.3%	Equity
Bridgevine, Inc.	22.8%	22.8%	23.6%	Equity
Crimson Informatics, Inc.	23.9%	NA	NA	Equity
Hoopla Software, Inc.	28.0%	NA	NA	Equity
MediaMath, Inc.	22.4%	17.3%	17.5%	Equity (1)
Swap.com (formerly Swaptree, Inc.)	45.6%	45.6%	29.3%	Equity
ThingWorx	30.2%	NA	NA	Equity

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	In the first quarter of 2011, the Company's ownership interest in MediaMath increased from 17.3% to 22.4%, above the threshold at which the Company believes it exercises significant influence. Accordingly, the Company changed its method of accounting for MediaMath from the cost method to the equity method.

As of December 31, 2011, the Penn Mezzanine segment has a 36% ownership interest in the management company and general partner of Penn Mezzanine L.P. The Company accounts for its interest under the equity method.

Results of the Life Sciences and Technology segments reflect the equity income (loss) of their respective equity method partner companies, other income (loss) associated with cost method partner companies and the gains or losses on the sale of their respective partner companies. Results of the Penn Mezzanine segment includes interest, dividend and participation fees earned on the mezzanine interests in which the Company participates as well as equity income (loss) associated with the Company’s management company and general partner interest in the Penn Mezzanine platform.

Management evaluates its Life Sciences and Technology segments’ performance based on net loss which is based on the number of partner companies accounted for under the equity method, the Company’s voting ownership percentage in these partner companies and the net results of operations of these partner companies and any impairment charges or gain (loss) on sale of partner companies. Management evaluates the Penn Mezzanine segment performance based on the performance of the mezzanine interests in which the Company participates. This includes an evaluation of the future cash flows associated with interest and dividend payments as well as estimated losses based on evaluating known and inherent risks in the investments in which the Company participates.

Other Items include certain expenses which are not identifiable to the operations of the Company’s operating business segments. Other Items primarily consist of general and administrative expenses related to corporate operations, including employee compensation, insurance and professional fees, including legal and finance, interest income, interest expense, other income (loss) and equity income (loss) related to certain private equity fund holdings. Other Items also include income taxes, which are reviewed by management independent of segment results.

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

As of December 31, 2011 and 2010, the Company’s assets were located in the United States.

Segment assets in Other items included primarily cash, cash equivalents, cash held in escrow and marketable securities of $264.0 million and $232.3 million at December 31, 2011 and 2010, respectively, excluding discontinued operations.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents segment data from continuing operations:

	For the Year Ended December 31, 2011
	Life Sciences	Technology	Penn Mezzanine	Total Segments	Other Items	Total Continuing Operations
	(In thousands)
Revenue	$—	$—	$—	$—	$—	$—
Operating loss	—	—	—	—	(21,168)	(21,168)
Interest income	—	—	210	210	1,214	1,424
Equity income (loss)	122,289	20,464	(71)	142,682	(225)	142,457
Net income (loss) from continuing operations	115,053	20,488	139	135,680	(25,083)	110,597
Segment Assets:
December 31, 2011	64,281	46,304	12,965	123,550	283,086	406,636

	For the Year Ended December 31, 2010
	Life Sciences	Technology	Total Segments	Other Items	Total Continuing Operations
	(In thousands)
Revenue	$—	$—	$—	$—	$—
Operating loss	—	—	—	(20,847)	(20,847)
Equity loss	(11,786)	(10,544)	(22,330)	(4)	(22,334)
Net income (loss) from continuing operations	70,658	(10,508)	60,150	(33,541)	26,609
Segment Assets:
December 31, 2010	37,710	42,820	80,530	256,015	336,545

	For the Year Ended December 31, 2009
	Life Sciences	Technology	Total Segments	Other Items	Total Continuing Operations
	(In thousands)
Revenue	$34,839	$—	$34,839	$—	$34,839
Operating income (loss)	1,621	—	1,621	(17,807)	(16,186)
Equity loss	(16,283)	(6,896)	(23,179)	(48)	(23,227)
Net income (loss) from continuing operations	99,289	(12,742)	86,547	(19,749)	66,798

Net loss from continuing operations from Other Items was as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Corporate operations	$(25,083)	$(33,541)	$(19,763)
Income tax benefit	—	—	14

	$(25,083)	$(33,541)	$(19,749)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.    Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2011:
General and administrative expense	$4,884	$5,570	$5,100	$5,614

Operating loss	(4,884)	(5,570)	(5,100)	(5,614)
Other income (loss), net	(292)	(775)	(324)	(4,754)
Interest income	367	324	278	455
Interest expense	(1,636)	(1,441)	(1,445)	(1,449)
Equity income (loss)	(2,565)	129,277	28,922	(13,177)

Net income (loss) before income taxes	(9,010)	121,815	22,331	(24,539)
Income tax benefit	—	—	—	—

Net income (loss)	$(9,010)	$121,815	$22,331	$(24,539)

Net income (loss) per share (a)
Basic	$(0.44)	$5.87	$1.07	$(1.18)

Diluted	$(0.46)	$5.05	$0.98	$(1.18)

2010:
General and administrative expense	$4,833	$4,910	$4,256	$6,848

Operating loss	(4,833)	(4,910)	(4,256)	(6,848)
Other income (loss), net	(11,297)	14,408	8,144	63,554
Interest income	97	239	180	202
Interest expense	(730)	(1,657)	(1,674)	(1,676)
Equity loss	(5,088)	(5,357)	(1,798)	(10,091)

Net income (loss) before income taxes	(21,851)	2,723	596	45,141
Income tax benefit	—	—	—	—

Net income (loss)	$(21,851)	$2,723	$596	$45,141

Net income (loss) per share (a)
Basic	$(1.07)	$0.13	$0.03	$2.19

Diluted	$(1.07)	$0.12	$0.03	$1.83

(a)	Per share amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period. Additionally, in regard to diluted per share amounts only, quarterly amounts may not add to the annual amounts because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive, and because of the adjustments to net income (loss) for the dilutive effect of partner company common stock equivalents and convertible securities.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.     CHANGE IN ACCOUNTING PRINCIPLE

During first quarter of 2011, the Company increased its ownership interest in MediaMath to 22.4%, above the threshold at which the Company believes it exercises significant influence. Accordingly, the Company adopted the equity method of accounting for its holdings in MediaMath. The Company has adjusted the financial statements for prior periods contained in this Annual Report on Form 10-K to retrospectively apply the equity method of accounting for its holdings in MediaMath since the initial date of acquisition in July 2009. The effect of the change was to decrease Ownership interests in and advances to partner companies and funds by $0.5 million as of December 31, 2010 and to increase Equity loss by $0.5 million for the year ended December 31, 2010. Equity loss for the year ended December 31, 2009 and Equity as of December 31, 2009 were unaffected by this change.

	December 31, 2010 (in thousands)
	Previously Reported	As Revised
Balance Sheet:
Ownership interests in and advances to partner companies	$60,761	$60,256
Total Assets	337,050	336,545
Accumulated deficit	(574,802)	(575,307)
Equity	246,936	246,431

	Year Ended December 31, 2010 (In thousands except
	Previously Reported	As Revised
Statement of Operations:
Equity loss	$(21,829)	$(22,334)
Net income before income taxes	27,114	26,609
Basic income per share	1.32	1.30
Diluted income per share	1.26	1.24

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2011 are functioning effectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011. Their opinion on the effectiveness of our internal control over financial reporting and their opinion on our Consolidated Financial Statements are included in Item 8 in this Form 10-K.

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

The 2001 Associates Equity Compensation Plan (“2001 Plan”) provided for the grant of nonqualified stock options, stock appreciation rights, restricted stock, performance units, and other stock-based awards to employees, consultants or advisors of Safeguard and its subsidiaries, provided that no grants could be made under this plan to executive officers or directors of Safeguard. Under the NYSE rules that were in effect at the time this plan was adopted in 2001, shareholder approval of the plan was not required. Except for the persons eligible to participate in the 2001 Plan and the inability to grant incentive stock options under the 2001 Plan, the terms of the 2001 plan are substantially the same as the other equity compensation plans approved by our shareholders (which have been described in previous filings).

A total of 900,000 shares of our common stock were authorized for issuance under the 2001 Plan. At December 31, 2011, 384,858 shares were subject to outstanding options and performance stock units, no shares were available for future issuance, and 389,983 shares had been issued under the 2001 Plan. The 2001 Plan expired by its terms on February 21, 2011. Equity grants previously awarded under this plan that have not yet expired or otherwise become unexercisable continue to be administered in accordance with the terms of the grants. Any portions of outstanding equity grants under the 2001 Plan that expire or become unexercisable for any reason shall be cancelled and shall be unavailable for future issuance.

During 2005, 2007, 2008 and 2011, the Compensation Committee granted “employee inducement” awards to five newly hired officers. The awards were granted outside of Safeguard’s existing equity compensation plans in accordance with NYSE rules and consisted of options to purchase up to an aggregate of 1,501,665 shares of

Safeguard common stock. All of these “employee inducement” awards were granted with a per share exercise price equal to the average of the high and low prices of Safeguard common stock on the grant date, 1,437,915 of such awards were granted with an eight-year term and 63,750 of such awards were granted with a 10-year term. Of the shares underlying the “employee inducement” awards that were outstanding at December 31, 2011, 375,415 shares are subject to time-based vesting, with an aggregate of 93,854 shares vesting on the first anniversary of the grant date and 281,561 shares vesting in 36 equal monthly installments thereafter. Of the remaining shares underlying the “employee inducement” awards that were outstanding at December 31, 2011, 1,062,500 vest incrementally based upon the achievement of certain specified levels of increase in Safeguard’s stock price and 63,750 vest based on the aggregate cash produced as a result of exit transactions involving certain of our partner companies relative to the amount of cash deployed in connection with such partner companies. With the exception of the market-based vesting or performance-based vesting provisions, the terms and provisions of the employee inducement awards are substantially the same as options previously awarded to other officers under Safeguard’s equity compensation plans.

The following table provides information as of December 31, 2011 about the securities authorized for issuance under our equity compensation plans. The material features of our equity compensation plans are described in Note 10 to the Consolidated Financial Statements filed as part of our Annual Report on Form 10-K for the year ended December 31, 2011.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (3)	1,698,747	$11.091	680,275
Equity compensation plans not approved by security holders (4)	1,886,524	$9.730
Total	3,585,271	$10.316	680,275

(1)	Includes a total of 284,966 shares underlying performance stock units and deferred stock units awarded for no consideration and 81,871 shares underlying deferred stock units awarded to directors in lieu of all or a portion of directors’ fees.

(2)	The weighted average exercise price calculation excludes 366,837 shares underlying outstanding deferred stock units and performance stock units included in column (a) which are payable in stock, on a one-for-one basis.

(3)	Represents awards granted under the 1999 Equity Compensation Plan and the 2004 Equity Compensation Plan and shares available for issuance under the 2004 Equity Compensation Plan.

(4)	Includes awards granted under the 2001 Plan and 1,501,665 “employee inducement” awards.

Item 13. Certain	Relationships and Related Transactions, and Director Independence

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Corporate Governance Principles and Board Matters – ‘Board Independence’ and “Review and Approval of Transactions with Related Persons”“ and “Relationships and Transactions with Management and Others.”

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

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
2.1.1	Purchase Agreement, dated as of February 29, 2008, by and between Safeguard Scientifics, Inc., as Seller, and Saints Capital Dakota, L.P., as Purchaser.	Form 8-K 3/4/08	2.1
2.1.2	First Amendment to Purchase Agreement, dated May 6, 2008, by and between Safeguard Scientifics, Inc., as Seller, and Saints Capital Dakota, L.P., as Purchaser	Form 8-K 5/7/08	2.1
3.1.1	Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.1
3.1.2	Amendment to Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 8/27/09	3.1
3.1.3	Statement with Respect to Shares	Registration Statement on Form S-4 12/17/10	3.1.3
3.2	Amended and Restated By-laws of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.2
4.1	Indenture, dated as of February 18, 2004, between Safeguard Scientifics, Inc. and Wachovia Bank, National Association, as trustee, including the form of 2.625% Convertible Senior Debentures due 2024	Form 10-K 3/15/04	4.10
4.2	Indenture, dated as of March 26, 2010, by and between Safeguard Scientifics, Inc. and U.S. Bank, National Association	Form 8-K 3/30/10	4.1
4.3	Global Note representing 10.125% Convertible Senior Debentures due March 15, 2014	Form 8-K 3/30/10	4.2

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
4.4	Escrow Agreement, dated as of March 26, 2010, by and among Safeguard Scientifics, Inc., U.S. Bank, National Association (as trustee) and U.S. Bank, National Association (in its capacity as escrow agent)	Form 8-K 3/30/10	4.3
10.1*	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.4
10.2	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.5
10.3*	Safeguard Scientifics, Inc. 2004 Equity Compensation Plan, as amended and restated on July 13, 2009 (attached to the Company’s Definitive Proxy Statement filed on July 23, 2009)	Form 10-K 3/16/10	10.3
10.4*	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	Form 10-K 3/19/09	10.4
10.5*	Management Incentive Plan	Form 8-K 4/25/08	10.1
10.6*	Compensation Summary — Non-employee Directors	Form 10-Q 7/30/10	10.1
10.7.1*	Amended and Restated Agreement by and between Safeguard Scientifics, Inc. and Peter J. Boni dated December 5, 2008	Form 10-K 3/19/09	10.7
10.7.2*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Peter J. Boni dated December 14, 2009	Form 10-K 3/16/10	10.7.2
10.8.1*	Amended and Restated Agreement by and between Safeguard Scientifics, Inc. and James A. Datin dated December 31, 2008	Form 10-K 3/19/09	10.8
10.8.2*	Compensation Agreement by and between Safeguard Scientifics, Inc. and James A. Datin dated December 14, 2009	Form 10-K 3/16/10	10.8.2
10.9.1*	Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 8-K 5/29/08	10.1
10.9.2*	Letter Amendment dated December 9, 2008, to Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 10-K 3/19/09	10.9.2
10.10.1*	Agreement by and between Safeguard Scientifics, Inc. and Kevin L. Kemmerer dated December 29, 2008	Form 10-K 3/19/09	10.11
10.10.2*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Kevin L. Kemmerer dated December 14, 2009	Form 10-K 3/16/10	10.10.2
10.11.1*	Amended and Restated Letter Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 3, 2008	Form 10-K 3/19/09	10.12
10.11.2*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 14, 2009	Form 10-K 3/16/10	10.11.2
10.12.1	Amended and Restated Loan and Security Agreement dated as of May 27, 2009, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 5/28/09	10.1

Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
10.12.2	Joinder and First Loan Modification Agreement dated as of December 31, 2010, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard Delaware II, Inc.	Form 8-K 1/4/11	10.1
10.12.3	Second Loan Modification Agreement dated as of April 29, 2011, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard Delaware II, Inc.	Form 8-K 7/28/11	10.1
10.13	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36
10.14	Consent Agreement, dated as of May 17, 2011, by and among Shire Pharmaceuticals, Inc. and certain stockholders of Advanced BioHealing, Inc.	Form 8-K 5/18/11	10.1
14.1 †	Code of Business Conduct and Ethics	—	—
21.1 †	List of Subsidiaries	—	—
23.1 †	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—
23.2 †	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	—	—
31.1 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2 †	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
99.1 †	Consolidated Financial Statements of Clarient, Inc.	—	—
101	The following materials from Safeguard Scientifics, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets -December 31, 2011 and 2010; (ii) Consolidated Statements of Operations - Years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2011, 2010 and 2009 (iv) Consolidated Statements of Changes in Equity - Years ended December 31, 2011, 2010 and 2009 (v) Condensed Statements of Cash Flows - Years ended December 31, 2011, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text**.	—	—

†	Filed herewith
*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1943, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

By:	PETER J. BONI
PETER J. BONI
President and Chief Executive Officer

Dated: March 02, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
PETER J. BONI	President and Chief Executive Officer and Director	March 02, 2012
Peter J. Boni	(Principal Executive Officer)

STEPHEN T. ZARRILLI	Senior Vice President and Chief Financial Officer	March 02, 2012
Stephen T. Zarrilli	(Principal Financial and Accounting Officer)

JULIE A. DOBSON	Director	March 02, 2012
Julie A. Dobson

ANDREW E. LIETZ	Chairman of the Board of Directors	March 02, 2012
Andrew E. Lietz

GEORGE MACKENZIE	Director	March 02, 2012
George MacKenzie

GEORGE D. MCCLELLAND	Director	March 02, 2012
George D. McClelland

JACK L. MESSMAN	Director	March 02, 2012
Jack L. Messman

JOHN J. ROBERTS	Director	March 02, 2012
John J. Roberts

ROBERT J. ROSENTHAL	Director	March 02, 2012
Robert J. Rosenthal