Form 10-Q
period 2012-03-31
SAFEGUARD SCIENTIFICS INC
filed 2012-04-27
CIK 86115

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Number of shares outstanding as of April 25, 2012

Common Stock 20,792,346

SAFEGUARD SCIENTIFICS, INC.

QUARTERLY REPORT ON FORM 10-Q

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(In thousands except
	per share data)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$90,148	$83,187
Cash held in escrow	6,433	6,433
Marketable securities	129,985	158,098
Restricted cash equivalents	5,232	5,137
Prepaid expenses and other current assets	4,628	1,081

Total current assets	236,426	253,936
Property and equipment, net	205	228
Ownership interests in and advances to partner companies and funds	122,976	114,169
Loan participations receivable	7,538	7,587
Available-for-sale securities	10,261	5,184
Long-term marketable securities	14,262	16,287
Long-term restricted cash equivalents	4,752	7,128
Other	2,249	2,117

Total Assets	$398,669	$406,636

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$277	$243
Accrued compensation and benefits	1,745	4,583
Accrued expenses and other current liabilities	2,462	3,690

Total current liabilities	4,484	8,516
Other long-term liabilities	4,093	4,146
Convertible senior debentures—non-current	45,862	45,694

Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 20,768 and 20,752 shares issued and outstanding in 2012 and 2011, respectively	2,077	2,075
Additional paid-in capital	811,498	810,956
Accumulated deficit	(474,370)	(464,710)
Accumulated other comprehensive income (loss)	5,025	(41)

Total equity	344,230	348,280

Total Liabilities and Equity	$398,669	$406,636

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011
	(In thousands except per share data)
	(Unaudited)
General and administrative expense	$4,743	$4,884

Operating loss	(4,743)	(4,884)
Other income (loss), net	3,084	(292)
Interest income	899	367
Interest expense	(1,452)	(1,636)
Equity loss	(7,448)	(2,565)

Net loss before income taxes	(9,660)	(9,010)
Income tax benefit	—	—

Net loss	$(9,660)	$(9,010)

Net loss per share:
Basic	$(0.46)	$(0.44)
Diluted	$(0.46)	$(0.46)
Average shares used in computing basic and diluted loss per share:	20,879	20,678

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
	(Unaudited)
Net loss	$(9,660)	$(9,010)
Other comprehensive income (loss), before taxes:
Unrealized net income (loss) on available-for-sale securities	5,066	(3,296)
Reclassification adjustment for other than temporary impairment of available-for-sale securities included in net loss	—	336

Total comprehensive loss	$(4,594)	$(11,970)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Net cash used in operating activities	$(6,694)	$(7,285)

Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies and funds	77	95
Advances and loans to companies	(3,071)	—
Origination fees on mezzanine loans	46	—
Acquisitions of ownership interests in companies and funds	(16,061)	(14,073)
Increase in marketable securities	(45,480)	(55,635)
Decrease in marketable securities	75,618	19,481
Proceeds from sale of discontinued operations, net	—	1
Repayment of advances to companies	2,394	—
Capital expenditures	(7)	—
Other, net	—	107

Net cash provided by (used in) investing activities	13,516	(50,024)

Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	—	(30,848)
Issuance of Company common stock, net	139	144

Net cash provided by (used in) financing activities	139	(30,704)

Net Increase (Decrease) in Cash and Cash Equivalents	6,961	(88,013)
Cash and Cash Equivalents at beginning of period	83,187	183,419

Cash and Cash Equivalents at end of period	$90,148	$95,406

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

			Accumulated
			Other
			Comprehensive			Additional
		Accumulated	Income	Common Stock		Paid-in
	Total	Deficit	(Loss)	Shares	Amount	Capital
	(In thousands)
	(Unaudited)
Balance — December 31, 2011	$348,280	$(464,710)	$(41)	20,752	$2,075	$810,956
Net loss	(9,660)	(9,660)	—	—	—	—
Stock options exercised, net	139	—	—	12	2	137
Issuance of restricted stock, net	22	—	—	4	—	22
Stock-based compensation expense	383	—	—	—	—	383
Other comprehensive income	5,066	—	5,066	—	—	—

Balance — March 31, 2012	$344,230	$(474,370)	$5,025	20,768	$2,077	$811,498

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

The accompanying unaudited interim Consolidated Financial Statements of Safeguard Scientifics, Inc. (the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Ownership Interests in and Advances to Partner Companies and Funds

The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies and private equity funds.

	March 31, 2012	December 31, 2011
	(In thousands)
	(Unaudited)
Equity Method:
Partner companies	$113,448	$104,545
Private equity funds	5,639	5,784

	119,087	110,329
Cost Method:
Private equity funds	2,634	2,984

	2,634	2,984
Advances to partner companies	1,255	856

	$122,976	$114,169

Loan participations receivable	$7,538	$7,587

Available-for-sale securities	$10,261	$5,184

The Company recognized an impairment charge of $0.4 million related to its interest in a legacy private equity fund, in the three months ended March 31, 2012 which is reflected in Other income (loss), net in the Consolidated Statement of Operations.

The Company accounts for its holdings in NuPathe, Inc. (“NuPathe”) and Tengion, Inc. (“Tengion”) as available-for-sale securities. The Company recorded an unrealized gain of $5.1 million associated with its holdings in NuPathe and Tengion as a separate component of equity in the three months ended March 31, 2012.

The following unaudited summarized results of operations for the three months ended December 31, 2011 for PixelOptics, Inc. (“PixelOptics”) have been compiled from the unaudited financial statements of PixelOptics. The results of PixelOptics are reported on a one quarter lag.

Three Months Ended
December 31,
2011
(In thousands)
(Unaudited)
Results of Operations:
Revenue	$388

Operating loss	$(9,897)

Net loss	$(10,739)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions of Ownership Interests in Partner Companies and Funds

In March 2012, the Company deployed an additional $3.7 million in Good Start Genetics, Inc. (“Good Start”). The Company had previously acquired an interest in Good Start in 2010 for $6.8 million. Good Start has developed a pre-pregnancy genetic test, which utilizes an advanced DNA sequencing technology to screen for a panel of genetic disorders, including those recommended by the American Congress of Obstetricians and Gynecologists and the American College of Medical Genetics. The Company accounts for its interest in Good Start under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Good Start was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In February 2012, the Company acquired a 23.1% ownership interest in Spongecell, Inc. (“Spongecell”) for $10.0 million. Spongecell is a digital advertising technology company that enhances standard banner ads with rich interactive features. The Company accounts for its ownership interest in Spongecell under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Spongecell was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In February 2012, the Company acquired a 31.6% ownership interest in Lumesis, Inc. (“Lumesis”) for $2.2 million. Lumesis is a financial technology company that is dedicated to delivering timely data and robust analytical tools for the fixed income marketplace. The Company accounts for its ownership interest in Lumesis under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Lumesis was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In February 2012, the Company funded $0.8 million of a convertible bridge loan to Alverix, Inc. (“Alverix”). The Company previously deployed an aggregate of $7.6 million in Alverix. Alverix provides next-generation instrument and connectivity platforms for diagnostic Point-of-Care (POC) testing. The Company accounts for its holdings in Alverix under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Alverix was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In January 2012, the Company funded $2.5 million for participations in loan and equity interests initiated by Penn Mezzanine. Included in this funding was $2.3 million for participation in a loan and $0.2 million for participation in equity of the borrower acquired by Penn Mezzanine. The loan principal was repaid in March 2012.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	Carrying	Fair Value Measurement at March 31, 2012
	Value	Level 1	Level 2	Level 3
	(In thousands)
	(Unaudited)
Cash and cash equivalents	$90,148	$90,148	$—	$—
Cash held in escrow	$6,433	$6,433	$—	$—
Restricted cash equivalents	$9,984	$9,984	$—	$—

Available-for-sale securities	$10,261	$10,261	$—	$—

Warrant participations	$276	$—	$—	$276

Marketable securities—held-to-maturity:
Commercial paper	$55,478	$55,478	$—	$—
U.S. Treasury Bills	18,035	18,035	—	—
Government agency bonds	38,319	38,319	—	—
Corporate bonds	1,296	1,296	—	—
Certificates of deposit	31,119	31,119	—	—

	$144,247	$144,247	$—	$—

	Carrying	Fair Value Measurement at December 31, 2011
	Value	Level 1	Level 2	Level 3
	(In thousands)
	(Unaudited)
Cash and cash equivalents	$83,187	$83,187	$—	$—
Cash held in escrow	$6,433	$6,433	$—	$—
Restricted cash equivalents	$12,265	$12,265	$—	$—

Available-for-sale securities	$5,184	$5,184	$—	$—

Warrant participations	$276	$—	$—	$276

Marketable securities—held-to-maturity:
Commercial paper	$42,919	$42,919	$—	$—
U.S. Treasury Bills	17,555	17,555	—	—
Government agency bonds	80,712	80,712	—	—
Corporate bonds	1,296	1,296	—	—
Certificates of deposit	31,903	31,903	—	—

	$174,385	$174,385	$—	$—

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2012, $130.0 million of marketable securities had contractual maturities which were less than one year and $14.3 million of marketable securities had contractual maturities greater than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.

The Company recognized an impairment charge of $0.4 million related to a legacy private equity fund, in the three months ended March 31, 2012 measured as the amount by which the carrying value of the Company’s interest in the fund exceeded its estimated fair value. The fair market value of the Company’s interest in the fund was determined to be $1.9 million at March 31, 2012 based on the value of the Company’s pro rata portion of the fair value of the funds net assets, which is a Level 3 input under the fair value hierarchy.

The Company accounts for its holdings in NuPathe and Tengion as available-for-sale securities. As of March 31, 2012, the Company’s adjusted cost basis in available-for-sale securities was $5.2 million. As of March 31, 2012 the Company’s holdings of available-for-sale securities had generated an unrealized gain of $5.1 million. The value of the Company’s available-for-sale securities was measured by reference to quoted prices for NuPathe and Tengion’s common stock as traded on the NASDAQ Capital Market, which is considered a Level 1 input under the valuation hierarchy.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Convertible Debentures and Credit Arrangements

The carrying values of the Company’s convertible senior debentures were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
	(Unaudited)
Convertible senior debentures due 2024	$441	$441
Convertible senior debentures due 2014	45,421	45,253

	$45,862	$45,694

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible Senior Debentures due 2024

In 2004, the Company issued an aggregate of $150 million in face value of convertible senior debentures with a stated maturity date of March 15, 2024 (the “2024 Debentures”). The Company has $0.4 million of the 2024 Debentures outstanding at March 31, 2012. On March 21, 2011, the Company repurchased $30.8 million of the 2024 Debentures as required by the 2024 Debenture holders. Interest on the 2024 Debentures is payable semi-annually. At the debentures holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. The adjusted conversion rate of the debentures is $43.3044 of principal amount per share. The closing price of the Company’s common stock at March 31, 2012 was $17.20. The remaining 2024 Debentures holders have the right to require the Company to repurchase the 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. Subject to certain conditions, the Company has the right to redeem all or some of the 2024 Debentures.

At March 31, 2012, the fair value of the $0.4 million outstanding 2024 Debentures approximated their carrying value based on quoted market prices as of such date.

Convertible Senior Debentures due 2014

In March 2010, the Company issued an aggregate of $46.9 million in face value of convertible senior debentures with a stated maturity of March 15, 2014 (the “2014 Debentures”). Interest on the 2014 Debentures is payable semi-annually on March 15 and September 15. In the first quarter of 2010, as required under the terms of the 2014 Debentures, the Company placed approximately $19.0 million in a restricted escrow account to make all scheduled interest payments on the 2014 Debentures through their maturity. In the three months ended March 31, 2012, interest payments of $2.4 million were made out of the restricted escrow account and are considered non-cash investing activities. Including accrued interest, a total of $10.0 million was reflected in Restricted cash equivalents on the Consolidated Balance Sheet at March 31, 2012, of which $5.2 million was classified as a current asset.

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

The conversion price is $16.50 of principal amount per share, equivalent to a conversion rate of 60.6061 shares of Company common stock per $1,000 principal amount of the 2014 Debentures. The closing price of the Company’s common stock at March 31, 2012 was $17.20. The 2014 Debentures holders have the right to require repurchase of the 2014 Debentures upon a fundamental change, including sale of all or substantially all of the Company’s common stock or assets, liquidation, dissolution or a change in control or the delisting of the Company’s common stock from the New York Stock Exchange if the Company were unable to obtain a listing for its common stock on another national or regional securities exchange. None of the above conditions required for conversion were met as of March 31, 2012.

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

Because the 2014 Debentures may be settled in cash or partially in cash upon conversion, the Company separately accounts for the liability and equity components of the 2014 Debentures. The carrying amount of the liability component was determined at the exchange date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the carrying value of the 2014 Debentures as a whole at the exchange date. The carrying value of the 2014 Debentures as a whole at the exchange date was equal to their fair value of $55.2 million determined using a convertible bond valuation model. At March 31, 2012, the fair value of the $46.9 million outstanding 2014 Debentures was approximately $63.4 million based on the midpoint of bid and ask prices as of such date. At March 31, 2012, the carrying amount of the equity component was $10.8 million, the principal amount of the liability component was $46.9 million, the unamortized discount was $1.5 million and the net carrying value of the liability component was $45.4 million. The Company is amortizing the excess of the face value of the 2014 Debentures over their carrying value to interest expense over their term. The effective interest rate on the 2014 Debentures is 12.5%.

Credit Arrangements

The Company is party to a loan agreement which provides it with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts and the lesser of $80 million or 75% of its investment and securities accounts at the lending bank. The credit facility matures on December 31, 2012. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which has been required in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at March 31, 2012 was $43.7 million.

6. Stock-Based Compensation

Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
	(Unaudited)
General and administrative expense	$383	$727

	$383	$727

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At March 31, 2012, the Company had outstanding options that vest based on three different types of vesting schedules:

1)	market–based;

2)	performance-based; and

3)	service-based.

Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if market capitalization targets are achieved earlier than estimated. During the three months ended March 31, 2012 and 2011, respectively, the Company did not issue any market-based option awards to employees. During the three months ended March 31, 2012 and 2011, respectively, 0 and 20 thousand options vested based on achievement of market capitalization targets. The Company recorded compensation expense related to market-based option awards of $0.1 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively. Depending on the Company’s stock performance, the maximum number of unvested shares at March 31, 2012 attainable under these grants was 962 thousand shares.

Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. During the three months ended March 31, 2012 and 2011 respectively, no performance-based awards vested. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the three months ended March 31, 2012 and 2011, respectively, the Company did not issue any performance-based awards to employees. The Company recorded compensation expense related to performance-based option awards of $0.0 million for both the three months ended March 31, 2012 and 2011. The maximum number of unvested shares at March 31, 2012 attainable under these option grants was 648 thousand shares.

All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the three months ended March 31, 2012 and 2011, respectively, the Company issued no service based option awards to employees. The Company recorded compensation expense related to service-based option awards of $0.1 million for both the three months ended March 31, 2012 and 2011.

The Company issued three thousand deferred stock units during both the three months ended March 31, 2012 and 2011, to non-employee directors for fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.

Total compensation expense for deferred stock units, performance-based stock units and restricted stock was approximately $0.1 million for both the three months ended March 31, 2012 and 2011. During the three months ended March 31, 2012, the Company issued five thousand unrestricted shares to members of its advisory board, and recorded expense of $0.1 million related to these awards.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes

The Company’s consolidated income tax benefit (expense) was $0.0 million for the three months ended March 31, 2012 and 2011. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating losses that would have been recognized in the three months ended March 31, 2012 and 2011 were offset by changes in the valuation allowance.

During the three months ended March 31, 2012, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Net Loss Per Share

The calculations of net loss per share were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands except per share data)
	(Unaudited)
Basic:

Net loss	$(9,660)	$(9,010)

Average common shares outstanding	20,879	20,678

Net loss per share	$(0.46)	$(0.44)

Diluted:

Net loss	$(9,660)	$(9,010)
Impact of partner company dilutive securities	—	(469)

Net loss for dilutive share computation	$(9,660)	$(9,479)

Average common shares outstanding	20,879	20,678

Net loss per share	$(0.46)	$(0.46)

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

The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation for the three months ended March 31, 2012 and 2011 because their effect would be anti-dilutive:

•

At March 31, 2012 and 2011, options to purchase 3.2 million and 3.3 million shares of common stock, respectively, at prices ranging from $3.93 to $18.80 and $3.93 to $21.36, respectively, were excluded from the calculations.

•

At March 31, 2012 and 2011, unvested restricted stock units, performance stock units and DSUs convertible into 0.2 million and 0.3 million shares of stock, respectively, were excluded from the calculations.

•

At March 31, 2012 and 2011, 10 thousand shares related to the Company’s 2024 Debentures (see Note 5) representing the effect of assumed conversion of the 2024 Debentures were excluded from the calculations.

•

At March 31, 2012 and 2011, 2.8 million shares related to the Company’s 2014 Debentures (see Note 5) representing the effect of assumed conversion of the 2014 Debentures were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Operating Segments

As of March 31, 2012, the Company held an interest in 16 non-consolidated partner companies which are included in either the Life Sciences or Technology segments. Included in the Penn Mezzanine segment are the Company’s interest in the Penn Mezzanine management company and general partner and the Company’s participations in mezzanine loans and equity interests initiated by Penn Mezzanine. The Company’s reportable operating segments are Life Sciences, Technology and Penn Mezzanine.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s active partner companies by segment were as follows as of March 31, 2012:

Life Sciences

Partner Company	Safeguard Primary Ownership as of March 31, 2012	Accounting Method
Alverix, Inc.	49.6%	Equity
Good Start Genetics, Inc.	29.2%	Equity
Medivo, Inc.	30.0%	Equity
NovaSom, Inc.	30.3%	Equity
NuPathe, Inc.	17.8%	Available-for-sale
PixelOptics, Inc.	24.7%	Equity
Putney, Inc.	27.6%	Equity

Technology

Partner Company	Safeguard Primary Ownership as of March 31, 2012	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.2%	Equity
Beyond.com, Inc.	38.3%	Equity
Bridgevine, Inc.	22.8%	Equity
DriveFactor (formerly Crimson Informatics, Inc.)	23.9%	Equity
Hoopla Software, Inc.	25.3%	Equity
Lumesis, Inc.	31.6%	Equity
MediaMath, Inc.	22.4%	Equity (1)
Spongecell, Inc.	23.1%	Equity
ThingWorx, Inc.	30.2%	Equity

(1)	In the first quarter of 2011, the Company's ownership interest in MediaMath increased from 17.3% to 22.4%, above the threshold at which the Company believes it exercises significant influence. Accordingly, the Company changed its method of accounting for MediaMath from the cost method to the equity method.

Management evaluates its Life Sciences and Technology segments’ performance based on net income (loss) which is based on the number of partner companies accounted for under the equity method, the Company’s voting ownership percentage in these partner companies, the net results of operations of these partner companies, any impairment charges and gains (losses) on the sale of partner companies. Management evaluates the Penn Mezzanine segment performance based on the returns on the mezzanine interests in which the Company participates. This includes an evaluation of the future cash flows associated with interest and dividend payments as well as estimated losses based on evaluating known and inherent risks in the debt and equity interests in which the Company participates.

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

As of March 31, 2012 and December 31, 2011, all of the Company’s assets were located in the United States.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment assets in Other Items included primarily cash, cash equivalents, cash held in escrow, and marketable securities of $240.8 million and $264.0 million, at March 31, 2012 and December 31, 2011, respectively.

	Three Months Ended March 31, 2012
	Life		Penn		Total	Other
	Sciences	Technology	Mezzanine		Segments	Items	Total
	(In thousands)
Operating loss	$—	$—	$(2	) $	(2)	$(4,741)	$(4,743)
Interest income	—	—	571		571	328	899
Equity loss	(6,041)	(1,287)	(119)		(7,447)	(1)	(7,448)
Net income (loss)	(2,612)	(1,287)	450		(3,449)	(6,211)	(9,660)
Segment Assets:
March 31, 2012	67,747	57,217	12,944		137,908	260,761	398,669
December 31, 2011	64,281	46,304	12,965		123,550	283,086	406,636

	Three Months Ended March 31, 2011
	Life		Total	Other
	Sciences	Technology	Segments	Items	Total
	(In thousands)
	(unaudited)
Operating loss	$—	$—	$—	$(4,884)	$(4,884)
Interest income	—	—	—	367	367
Equity income (loss)	1,047	(3,568)	(2,521)	(44)	(2,565)
Net income (loss)	735	(3,568)	(2,833)	(6,177)	(9,010)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Commitments and Contingencies

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

Not including the Laureate Pharma, Inc. lease guaranty described below, the Company had outstanding guarantees of $3.8 million at March 31, 2012.

The Company has committed capital of approximately $0.2 million to various private equity funds. These commitments are expected to be funded during the next 12 months.

Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of certain private equity funds (“clawback”). The maximum clawback the Company could be required to return due to our general partner interest is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2012.

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

The Company remains guarantor of Laureate Pharma’s Princeton, New Jersey facility lease. Such guarantee may extend through the lease expiration in 2016 under certain circumstances. However, the Company is entitled to indemnification in connection with the continuation of such guaranty. As of March 31, 2012, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equaled $5.7 million.

In October 2001, the Company entered into an agreement with its former Chairman and Chief Executive Officer, to provide for annual payments of $650,000 per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $3.0 million was included in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2012.

The Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004.

The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $8 million at March 31, 2012.

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

Principles of Accounting for Ownership Interests in Partner Companies

We account for our interests in our partner companies and private equity funds using one of the following methods: consolidation, equity, cost or available-for-sale. The accounting method applied is generally determined by the degree of our influence over the entity, primarily determined by our voting interest in the entity.

Consolidation Method. We account for partner companies in which we maintain a controlling financial interest, generally those in which we directly or indirectly own more than 50% of the outstanding voting securities, using the consolidation method of accounting. Upon consolidation of our partner companies, we reflect the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company as a non-controlling interest in the Consolidated Balance Sheet. The non-controlling interest is presented within equity, separately from the equity of the parent company. Losses attributable to the parent company and the non-controlling interest may exceed their interest in the subsidiary’s equity. As a result, the non-controlling interest shall continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance as of each balance sheet date. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the parent company’s common shareholders and the non-controlling interest. As of March 31, 2012, we did not hold a controlling interest in any of our partner companies.

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

Available-for-Sale Securities. We account for our ownership interest in NuPathe, Inc., our publicly traded partner company, and Tengion, Inc. as available-for-sale securities. Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of equity. Unrealized losses are charged against net loss when a decline in the fair value is determined to be other than temporary.

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

Loan Participations Receivable

Our participating interests in Penn Mezzanine loans are included in Loan participations receivable on the Consolidated Balance Sheets. In connection with each financing transaction, Penn Mezzanine assesses the credit worthiness of the borrower through various standard industry metrics including leverage ratios, working capital metrics, cash flow projections and an overall evaluation of the borrower’s business model. We use these analyses in making our determination to participate in any funding.

On a quarterly basis, we evaluate the carrying value of each loan participation receivable for impairment. A loan participation receivable is considered impaired when it is probable that we will be unable to collect all amounts (principal and interest) due according to the contractual terms of the participation agreement and related agreements with the borrowers. We maintain an allowance to provide for estimated loan losses based on evaluating known and inherent risks in the loans. The allowance is provided based upon our analysis of the pertinent factors underlying the quality of the loans. These factors include an analysis of the financial condition of the borrowers, delinquency levels, actual loan loss experience, current economic conditions and other relevant factors. Our analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. We do not accrue interest when a loan is considered impaired. All cash receipts from impaired loans are applied to reduce the original principal amount of such loan, until the principal has been fully recovered and would be recognized as interest income thereafter. The allowance for loan losses at March 31, 2012 and December 31, 2011 was $0.0 million.

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

Commitments and Contingencies

From time to time, we are a defendant or plaintiff in various legal actions which arise in the normal course of business. Additionally, we have received distributions as both a general partner and a limited partner from private equity funds. In certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (“clawback”). We are also a guarantor of various third-party obligations and commitments and are subject to the possibility of various loss contingencies arising in the ordinary course of business (see Note 10). We are required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease our earnings in the period the changes are made.

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

Results of Operations

Our reportable operating segments are Life Sciences, Technology and Penn Mezzanine.

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

Our management evaluates the Penn Mezzanine segment performance based on the performance of the debt and equity interests in which we participate. This includes an evaluation of the future cash flows associated with principal, interest and dividend payments as well as estimated losses based on evaluating known and inherent risks in the debt and equity interests in which we participate.

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

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Life Sciences	$(2,612)	$735
Technology	(1,287)	(3,568)
Penn Mezzanine	450	—

Total segments	(3,449)	(2,833)

Other items:
Corporate operations	(6,211)	(6,177)
Income tax benefit	—	—

Total other items	(6,211)	(6,177)

Net loss	$(9,660)	$(9,010)

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

Life Sciences

The following active partner companies as of March 31, 2012 were included in Life Sciences:

	Safeguard Primary Ownership as of March 31,
	2012	2011	Accounting Method
Alverix, Inc.	49.6%	49.6%	Equity
Good Start Genetics, Inc.	29.2%	26.3%	Equity
Medivo, Inc.	30.0%	NA	Equity
NovaSom, Inc.	30.3%	NA	Equity
NuPathe, Inc.	17.8%	18.1%	Available -for-sale
PixelOptics, Inc.	24.7%	NA	Equity
Putney, Inc.	27.6%	NA	Equity

Results of operations for the Life Sciences segment were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Other income (loss), net	$3,429	$(312)
Equity income (loss)	(6,041)	1,047

Net income (loss)	$(2,612)	$735

Three months ended March 31, 2012 versus the three months ended March 31, 2011

Other Income (Loss), Net. Other income (loss), net increased $3.7 million for the three months ended March 31, 2012, compared to the prior year period. Other income (loss), net for the three months ended March 31, 2012 reflected a $3.4 million gain recorded in connection with the expiration of the escrow period associated with the sale of Avid Radiopharmaceuticals, Inc. (“Avid”) to Eli Lilly and Company in December 2010. Other income (loss), net for the three months ended March 31, 2011 reflected an impairment charge of $0.3 million on our holdings in Tengion.

Equity income (loss). Equity income (loss) fluctuates with the number of Life Sciences partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag basis. Equity income (loss) for Life Sciences decreased $7.1 million in the three months ended March 31, 2012 compared to the prior year period. The decrease in equity income was primarily due to an increase in the number of partner companies included in the Life Sciences segment, all of which incurred net losses. The prior year included the equity income of Advanced BioHealing, Inc., which was sold in June 2011.

Technology

The following active partner companies as of March 31, 2012 were included in Technology:

	Safeguard Primary Ownership as of March 31,
Partner Company	2012	2011	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.2%	40.2%	Equity
Beyond.com, Inc.	38.3%	38.3%	Equity
Bridgevine, Inc.	22.8%	22.8%	Equity
DriveFactor (formerly Crimson Informatics, Inc.)	23.9%	NA	Equity
Hoopla Software, Inc.	25.3%	NA	Equity
Lumesis, Inc.	31.6%	NA	Equity
MediaMath, Inc.	22.4%	22.4%	Equity (1)
Spongecell, Inc.	23.1%	NA	Equity
ThingWorx, Inc.	30.2%	30.7%	Equity

(1)	In the first quarter of 2011, our ownership interest in MediaMath increased from 17.3% to 22.4%, above the threshold at which we believe we exercise significant influence. Accordingly, we changed our method of accounting for MediaMath from the cost method to the equity method.

Results of operations for the Technology segment were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Equity loss	(1,287)	$(3,568)

Net loss	(1,287)	$(3,568)

Three months ended March 31, 2012 versus the three months ended March 31, 2011

Equity Loss. Equity loss fluctuates with the number of Technology partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag. Equity loss for the Technology segment decreased $2.3 million in the three months ended March 31, 2012, compared to the prior year period. The prior year included an impairment charge of $1.4 million related to SafeCentral, Inc., a former partner company. The remainder of the decrease was related to smaller losses incurred at partner companies within the Technology segment.

Results for the Penn Mezzanine segment were as follows:

Three Months Ended March 31, 2012
(In thousands)
General and administrative expense	$(2)
Interest income	571
Equity loss	(119)

Net income	$450

Results of the Penn Mezzanine segment include interest, dividends and loan origination fees earned on the mezzanine interests in which we participate as well as equity income (loss) associated with our interest in the management company and general partner of Penn Mezzanine. As of March 31, 2012, we had a participation in six loan and seven equity interests initiated by Penn Mezzanine. During the three months ended March 31, 2012, we participated in one new mezzanine loan for which the outstanding principal was paid in full by the borrower as of March 31, 2012. We recognized $0.2 million in interest, loan origination fees and prepayment penalties associated with this loan participation.

Corporate Operations

	Three Months Ended March 31,
	2012	2011
	(In thousands)
General and administrative expense	$(4,328)	$(4,125)
Stock-based compensation	(383)	(727)
Depreciation	(30)	(32)
Interest income	328	367
Interest expense	(1,452)	(1,636)
Other income (loss), net	(345)	20
Equity loss	(1)	(44)

	$(6,211)	$(6,177)

Three months ended March 31, 2012 versus the three months ended March 31, 2011

General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and travel-related costs. General and administrative expense increased $0.2 million when compared to the prior year period. The increase was primarily attributable to an increase in employee costs.

Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. Stock-based compensation decreased $0.3 million compared to the prior year period primarily due to a decrease in expense related to market-based stock options.

Interest Income. Interest income includes all interest earned on available cash and marketable security balances. Interest income remained consistent compared to the prior year period.

Interest Expense. Interest expense is primarily related to our 2024 and 2014 Debentures. The decrease in interest expense of $0.2 million in the three months ended March 31, 2012 compared to the prior year period is due to lower average convertible debt outstanding in the current year as a result of the repurchase of $30.8 million of the Company’s 2024 Debentures in the first quarter of 2011.

Other income (loss), net. Other income (loss), net decreased $0.4 million for the three months ended March 31, 2012, compared to the prior year period. Other income (loss), net for the three months ended March 31, 2012 reflected an impairment charge of $0.4 million related to our interest in a legacy private equity fund.

Equity loss. Equity loss for both periods presented related to our private equity holdings accounted for under the equity method.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three months ended March 31, 2012 and 2011 was $0 for both periods. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in each period was offset by a valuation allowance.

Liquidity and Capital Resources

We fund our operations with cash on hand as well as proceeds from sales of and distributions from partner companies, private equity funds and marketable securities. In prior periods, we have also used sales of our equity and issuance of debt as sources of liquidity and may do so in the future. Our ability to generate liquidity from sales of our partner company interests, sales of marketable securities and from equity and debt issuances has been adversely affected from time to time by adverse circumstances in the U.S. capital markets and other factors.

As of March 31, 2012, we had $90.1 million of cash and cash equivalents and $144.2 million of short-term and long-term marketable securities for a total of $234.3 million. In addition, we had $6.4 million of cash held in escrow, including accrued interest, related to our May 2008 sale of our equity and debt interests in Acsis, Inc., Alliance Consulting Group Associates, Inc., Laureate Pharma, Inc., ProModel Corporation and Neuronyx, Inc. (the “Bundle Transaction”) and $10.0 million was held in a restricted escrow account to service interest on the 2014 Debentures, as discussed below.

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

In June 2011, Advanced BioHealing was acquired by Shire plc, resulting in net proceeds of $138.2 million, excluding $7.6 million held in escrow. The escrow period expired in March 2012. Prior to the expiration of the escrow period, Shire plc filed a claim against the escrowed funds. No further proceeds will be distributed to us or other former owners until the validity of such claims is determined.

In December 2010, Avid was acquired by Eli Lilly and Company resulting in net proceeds to us of $32.3 million. In April 2012, we received an additional $3.4 million in connection with the expiration of the escrow period. Also in April 2012, a regulatory milestone associated with the Avid transaction was achieved and is expected to result in $5.6 million of additional proceeds to us in the second quarter of 2012. In addition, depending on the achievement of certain difficult commercial and regulatory milestones, we could receive additional proceeds of up to $54 million over a seven year period.

In December 2010, we received cash proceeds of $2.6 million in connection with the sale of Quinnova Pharmaceuticals, Inc. Under the terms of the sale transaction, depending on the achievement of certain commercial milestones, we could receive additional proceeds of up to $1.9 million. The buyers in the Quinnova transaction have recently disputed their obligation regarding any such future payments.

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

In 2004, we issued an aggregate of $150 million in face value of convertible senior debentures with a stated maturity date of March 15, 2024 (the “2024 Debentures”). We have $0.4 million of the 2024 Debentures outstanding at March 31, 2012. In March 2011, we repurchased $30.8 million of the 2024 Debentures as required by the Debenture holders. Interest on the 2024 Debentures is payable semi-annually. At the debentures holders’ option, the 2024 Debentures are convertible into our common stock through March 14, 2024, subject to certain conditions. The adjusted conversion rate of the debentures is $43.3044 of principal amount per share. The closing price of our common stock at March 31, 2012 was $17.20. The remaining 2024 Debentures holders have the right to require us to repurchase the 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. Subject to certain conditions, we have the right to redeem all or some of the 2024 Debentures.

In March 2010, we issued $46.9 million in face value of our 10.125% senior convertible debentures, due 2014 (the “2014 Debentures”) in an exchange transaction for the same face amount of our 2024 Debentures. Interest on the 2014 Debentures is payable semi-annually. As required by the terms of the 2014 Debentures, at issuance we placed approximately $19.0 million in a restricted escrow account to service interest associated with the 2014 Debentures through their maturity. At the debentures holders’ option, the 2014 Debentures are convertible into our common stock prior to March 15, 2013 subject to certain conditions, and at anytime after March 15, 2013. The conversion rate of the 2014 Debentures is $16.50 of principal amount per share. The closing price of our common stock at March 31, 2012 was $17.20. The 2014 Debentures holders have the right to require repurchase of the 2014 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution, a change in control or the delisting of our common stock from the New York Stock Exchange if we were unable to obtain a listing for our common stock on another national or regional securities exchange. Subject to certain conditions, we may mandatorily convert all or some of the 2014 Debentures at any time after March 15, 2012. If we elect to mandatorily convert any of the 2014 Debentures, we will be required to pay any interest that would have accrued and become payable on the debentures through their maturity. Upon a conversion of the 2014 Debentures, we have the right to settle the conversion in stock, cash or a combination thereof.

Because the 2014 Debentures may be settled in cash or partially in cash upon conversion, we have separately accounted for the liability and equity components of the 2014 Debentures. The carrying amount of the liability component was determined at the exchange date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the carrying value of the 2014 Debentures as a whole. The carrying value of the 2014 Debentures as a whole was equal to their fair value at the exchange date. We are amortizing the excess of the face value of the 2014 Debentures over their carrying value to interest expense over their term. At March 31, 2012, the fair value of the $46.9 million outstanding 2014 Debentures was approximately $63.4 million based on the midpoint of bid and ask prices as of such date.

We are party to a loan agreement which provides us with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts and the lesser of $80 million or 75% of our investment and securities accounts at the lending bank. The credit facility matures on December 31, 2012. Under the credit facility, we provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which has been required in connection with our sale of CompuCom Systems in 2004. Availability under our revolving credit facility at March 31, 2012 was $43.7 million.

We have committed capital of approximately $0.2 million to various private equity funds. These commitments are expected to be funded in the next 12 months.

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

In May 2001, we entered into a $26.5 million loan agreement with Warren V. Musser, our former Chairman and Chief Executive Officer. Since 2001 and through March 31, 2012, we have received a total of $16.9 million in payments on the loan. We received cash from the sale of collateral in early 2011 in the amount of $0.1 million and no payments in 2012. The carrying value of the loan at March 31, 2012 was zero. In December 2011, the loan documents were amended to take into account accumulated unpaid interest and to make certain other changes related to collateral, maturity dates and other terms.

We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $1.3 million, of which $1.0 million was reflected in accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2012.

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

For the reasons we presented above, we believe our cash and cash equivalents at March 31, 2012, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including commitments to our existing companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.

Analysis of Consolidated Cash Flows

Cash flow activity was as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net cash used in operating activities	$(6,694)	$(7,285)
Net cash provided by (used in) investing activities	13,516	(50,024)
Net cash provided by (used in) financing activities	139	(30,704)

	$6,961	$(88,013)

Net Cash Used In Operating Activities

Net cash used in operating activities decreased by $0.6 million. The change primarily related to $0.3 million in cash received for interest and fees associated with our participation in mezzanine loan interests and a $0.4 million decrease in cash paid for interest as a result of the repurchase of $30.8 million of the 2024 Debentures in the prior year period, partially offset by a $0.4 million increase in cash used for management incentive plan payments. The remainder of the decrease is related to lower corporate operating expenditures.

Net Cash Provided by (Used In) Investing Activities

Net cash provided by (used in) investing activities increased by $63.5 million. The increase primarily related to a $66.3 million net decrease in cash paid to acquire marketable securities, partially offset by a $2.0 million increase in acquisitions of ownership interests in companies and funds and a $0.7 million net decrease in advances and loans to companies.

Net Cash Provided by (Used In) Financing Activities

Net cash provided by (used in) financing activities increased by $30.8 million. The increase primarily related to the repurchase of $30.8 million of the 2024 Debentures in the prior year period.

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual obligations and other commercial commitments as of March 31, 2012 by period due or expiration of the commitment.

	Payments Due by Period
	Total	Remainder of 2012	2013 and 2014	2015 and 2016	Due after 2016
	(In millions)
Contractual Cash Obligations:
Convertible senior debentures(a)	$47.3	$—	$47.3	$—	$—
Operating leases	1.5	0.4	1.0	0.1	—
Funding commitments(b)	0.2	0.2	—	—	—
Potential clawback liabilities(c)	1.3	1.0	0.3	—	—
Other long-term obligations(d)	3.8	0.8	1.6	1.4	—

Total Contractual Cash Obligations	$54.1	$2.4	$50.2	$1.5	$—

	Amount of Commitment Expiration by Period
	Total	Remainder of 2012	2013 and 2014	2015 and 2016	After 2016
	(In millions)
Other Commitments:
Letters of credit(e)	$6.3	$—	$—	$—	$6.3

(a)	We have outstanding $0.4 million of 2024 Debentures with a stated maturity of March 15, 2024. In March 2011, we repurchased $30.8 million of the 2024 Debentures as required by the 2024 Debenture holders. The holders of the remaining 2024 Debentures have the right to require the Company to repurchase the remaining 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest. In March 2010, we issued $46.9 million in face value of our 10.125% senior convertible debentures, due 2014 (the “2014 Debentures”) in an exchange transaction for the same face amount of our 2024 Debentures.
(b)	These represent funding commitments to private equity funds which have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management.
(c)	We have received distributions as both a general partner and a limited partner from certain private equity funds. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets.
(d)	Reflects the estimated amount payable to our former Chairman and CEO under an ongoing agreement.
(e)	A $6.3 million letter of credit is provided to the landlord of CompuCom’s Dallas headquarters lease as required in connection with our sale of CompuCom in 2004.

We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $8 million at March 31, 2012.

We remain guarantor of Laureate Pharma’s Princeton, New Jersey facility lease. Such guarantee may extend through the lease expiration in 2016 under certain circumstances. However, we are entitled to indemnification in connection with the continuation of such guaranty. As of March 31, 2012, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equaled $5.7 million.

As of March 31, 2012, we had federal net operating loss carryforwards totaling approximately $159.2 million. The net operating loss carryforwards expire in various amounts from 2021 to 2030.

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

If we make poor decisions regarding the deployment of capital into new or existing partner companies, our business model will not succeed. Our success as a company ultimately depends on our ability to choose the right partner companies. If our partner companies do not succeed, the value of our assets could be significantly reduced and require substantial impairments or write-offs and our results of operations and the price of our common stock would be adversely affected. The risks relating to our partner companies include:

•	most of our partner companies have a history of operating losses and/or limited operating history;

•	the intense competition affecting the products and services our partner companies offer could adversely affect their businesses, financial condition, results of operations and prospects for growth;

•	the inability to adapt to changing marketplaces;

•	the inability to manage growth;

•	the need for additional capital to fund their operations, which we may not be able to fund or which may not be available from third parties on acceptable terms, if at all;

•	the inability to protect their proprietary rights and/or infringing on the proprietary rights of others;

•	that certain of our partner companies could face legal liabilities from claims made against them based upon their operations, products or work;

•	the impact of economic downturns on their operations, results and growth prospects;

•	the inability to attract and retain qualified personnel;

•	the existence of government regulations and legal uncertainties may place financial burdens on the businesses of our partner companies; and

•	the inability to plan for and manage catastrophic events.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to equity price risks on the marketable portion of our ownership interests in our holdings. At March 31, 2012, these interests include our equity positions in NuPathe, Inc. and Tengion, Inc., both publicly traded entities, which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure related to these interests. Based on closing market prices at March 31, 2012, the aggregate fair market value of our holdings in NuPathe and Tengion was approximately $10.3 million. A 20% decrease in each of NuPathe’s and Tengion’s stock prices would result in an approximate $2.0 million decrease in the fair value of our public company holdings.

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

Liabilities	Remainder of 2012	2013	2014	After 2014	Fair Value at March 31, 2012
2024 Debentures due by year (in millions)	$—	$—	$0.4	$—	$0.4
Fixed interest rate	2.625%	2.625%	2.625%	2.625%	N/A
Interest expense (in millions)	$—	$—	$—	$—	N/A

2014 Debentures due by year (in millions)	$—	$—	$46.9	$—	$63.4
Fixed interest rate	10.125%	10.125%	10.125%	10.125%	N/A
Interest expense (in millions)	$3.6	$4.8	$1.0	$—	N/A

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2012 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number

31.1 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2 †	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

101	The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets – March 31, 2012 (unaudited) and December 31, 2011; (ii) Consolidated Statements of Operations (unaudited) – Three months ended March 31, 2012 and 2011; (iii) Condensed Statements of Cash Flows (unaudited) –Three months ended March 31, 2012 and 2011; (iv) Consolidated Statement of Shareholders’ Equity –Three months ended March 31, 2012;and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text*.

†	Filed herewith

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

Date: April 27, 2012	PETER J. BONI
Peter J. Boni
President and Chief Executive Officer

Date: April 27, 2012	STEPHEN T. ZARRILLI
Stephen T. Zarrilli
Senior Vice President and Chief Financial Officer