Form 10-Q
period 2012-09-30
SAFEGUARD SCIENTIFICS INC
filed 2012-10-26
CIK 86115

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2012

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

Number of shares outstanding as of October 25, 2012

Common Stock 20,950,057

SAFEGUARD SCIENTIFICS, INC.

QUARTERLY REPORT ON FORM 10-Q

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(In thousands except per share data)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$71,151	$83,187
Cash held in escrow	6,433	6,433
Marketable securities	120,317	158,098
Restricted cash equivalents	5,310	5,137
Prepaid expenses and other current assets	1,834	1,081

Total current assets	205,045	253,936
Property and equipment, net	175	228
Ownership interests in and advances to partner companies and funds	118,131	114,169
Loan participations receivable	8,860	7,587
Available-for-sale securities	9,648	5,184
Long-term marketable securities	37,811	16,287
Long-term restricted cash equivalents	2,376	7,128
Other assets	1,978	2,117

Total Assets	$384,024	$406,636

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$225	$243
Accrued compensation and benefits	3,443	4,583
Accrued expenses and other current liabilities	2,617	3,690

Total current liabilities	6,285	8,516
Other long-term liabilities	3,970	4,146
Convertible senior debentures - non-current	46,215	45,694

Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 20,910 and 20,752 shares issued and outstanding in 2012 and 2011, respectively	2,091	2,075
Additional paid-in capital	814,120	810,956
Accumulated deficit	(493,264)	(464,710)
Accumulated other comprehensive income (loss)	4,607	(41)

Total equity	327,554	348,280

Total Liabilities and Equity	$384,024	$406,636

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands except per share data)
	(Unaudited)
General and administrative expense	$4,790	$5,100	$14,681	$15,554

Operating loss	(4,790)	(5,100)	(14,681)	(15,554)
Other income (loss), net	91	(324)	7,994	(1,391)
Interest income	696	278	2,190	969
Interest expense	(1,461)	(1,445)	(4,369)	(4,522)
Equity income (loss)	(3,293)	28,922	(19,688)	155,634

Net income (loss) before income taxes	(8,757)	22,331	(28,554)	135,136
Income tax benefit (expense)	—	—	—	—

Net income (loss)	$(8,757)	$22,331	$(28,554)	$135,136

Net income (loss) per share:
Basic	$(0.42)	$1.07	$(1.36)	$6.52

Diluted	$(0.42)	$0.98	$(1.36)	$5.68

Average shares used in computing net income (loss) per share:
Basic	20,999	20,790	20,935	20,737
Diluted	20,999	24,291	20,935	24,573

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
	(Unaudited)
Net income (loss)	$(8,757)	$22,331	$(28,554)	$135,136
Other comprehensive income (loss), before taxes:
Unrealized net gain (loss) on available-for-sale securities	(1,390)	(14,552)	4,410	(19,787)
Reclassification adjustment for other than temporary impairment of available-for-sale securities included in net income (loss)	94	389	238	1,520

Total comprehensive income (loss)	$(10,053)	$8,168	$(23,906)	$116,869

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Net cash used in operating activities	$(12,616)	$(13,584)

Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies and funds	14,526	171,167
Advances and loans to companies	(13,315)	(3,150)
Origination fees on mezzanine loans	74	—
Acquisitions of ownership interests in companies and funds	(21,719)	(74,692)
Increase in marketable securities	(209,876)	(160,032)
Decrease in marketable securities	226,133	66,306
Repayment of advances to companies	3,214	5,000
Capital expenditures	(25)	(58)
Other, net	—	108

Net cash provided by (used in) investing activities	(988)	4,649

Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	—	(30,848)
Issuance of Company common stock, net	1,568	605

Net cash provided by (used in) financing activities	1,568	(30,243)

Net Decrease in Cash and Cash Equivalents	(12,036)	(39,178)

Cash and Cash Equivalents at beginning of period	83,187	183,419

Cash and Cash Equivalents at end of period	$71,151	$144,241

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock		Additional Paid-in Capital
			(Loss)	Shares	Amount
	(In thousands)
	(Unaudited)
Balance — December 31, 2011	$348,280	$(464,710)	$(41)	20,752	$2,075	$810,956
Net loss	(28,554)	(28,554)	—	—	—	—
Stock options exercised, net	1,568	—	—	154	16	1,552
Issuance of restricted stock, net	66	—	—	4	—	66
Stock-based compensation expense	1,546	—	—	—	—	1,546
Other comprehensive income	4,648	—	4,648	—	—	—

Balance — September 30, 2012	$327,554	$(493,264)	$4,607	20,910	$2,091	$814,120

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Ownership Interests in and Advances to Partner Companies and Funds

The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies and private equity funds.

	September 30, 2012	December 31, 2011
	(In thousands)
	(Unaudited)
Equity Method:
Partner companies	$101,337	$104,545
Private equity funds	5,868	5,784

	107,205	110,329
Cost Method:
Private equity funds	2,634	2,984

	2,634	2,984

Advances to partner companies	8,292	856

	$118,131	$114,169

Loan participations receivable	$8,860	$7,587

Available-for-sale securities	$9,648	$5,184

The Company recognized an impairment charge of $3.7 million related to PixelOptics, Inc. (“PixelOptics”) in the second quarter of 2012 which is reflected in Equity income (loss) in the Consolidated Statement of Operations. The impairment was based upon launch delays and related supply chain issues that PixelOptics is addressing, as well as the pricing of a transaction between other institutional shareholders in PixelOptics.

The Company recorded an impairment charge of $0.7 million related to its Penn Mezzanine debt and equity participations in the second quarter of 2012, which is reflected in Other income (loss), net in the Consolidated Statement of Operations. The charge included $0.2 million related to loan participations, $0.4 million related to equity participations and $0.1 million representing an adjustment to the fair value of the Company’s participation in warrants.

The Company recognized an impairment charge of $0.4 million related to its interest in a legacy private equity fund in the first quarter of 2012, which is reflected in Other income (loss), net in the Consolidated Statement of Operations.

The Company accounts for its holdings in NuPathe, Inc. (“NuPathe”) and Tengion, Inc. (“Tengion”) as available-for-sale securities. The Company recognized an impairment charge of $0.1 million in the three months ended September 30, 2012, which is reflected in Other income (loss), net, in the Consolidated Statements of Operations, representing the unrealized loss on the mark-to-market of its ownership interest in Tengion, which was previously recorded as a separate component of equity. The Company previously recognized an impairment charge of $0.1 million in the second quarter of 2012 related to its ownership interest in Tengion. The Company determined that the decline in the value of its public holdings in Tengion was other than temporary. The Company’s holdings of available-for-sale securities in NuPathe generated an unrealized loss of $1.3 million and an unrealized gain of $4.6 million for the three and nine months ended September 30, 2012, respectively. As of September 30, 2012, the Company’s adjusted cost basis in NuPathe and Tengion securities was $5.0 million and $0.1 million, respectively.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited summarized results of operations for the six months ended June 30, 2012 and 2011 for PixelOptics have been compiled from the unaudited financial statements of PixelOptics. The results of PixelOptics are reported on a one quarter lag.

	Six Months Ended June 30,	Six Months Ended June 30,
	2012	2011
	(In thousands)
	(Unaudited)
Results of Operations:
Revenue	$569	$864

Operating loss	$(16,172)	$(13,803)

Net loss	$(16,925)	$(14,992)

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions of Ownership Interests in Partner Companies and Funds

In September 2012, the Company deployed an additional $5.0 million in ThingWorx, Inc. (“ThingWorx”). The Company previously deployed $5.0 million in ThingWorx in February 2011. ThingWorx offers a platform designed to accelerate the development of applications connecting people, systems and devices. The Company accounts for its holdings in ThingWorx under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of ThingWorx was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In September, July and April 2012, the Company funded an aggregate of $6.6 million of a convertible bridge loan to PixelOptics. The Company previously deployed $25.0 million in PixelOptics in April 2011. PixelOptics provides electronic corrective eyeglasses designed to substantially reduce or eliminate the visual distortion and other limitations associated with multifocal lenses. The Company accounts for its interest in PixelOptics under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of PixelOptics was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In August 2012, the Company funded $1.7 million of a convertible debt facility to MediaMath, Inc. (“MediaMath”). The Company previously deployed an aggregate of $16.9 million in MediaMath. MediaMath is an online media trading company that enables advertising agencies and their advertisers to optimize their ad spending across various exchanges through its proprietary algorithmic bidding platform and data integration technology. The Company accounts for its holdings in MediaMath under the equity method.

In August 2012, the Company funded $1.7 million for participations in loan and equity interests initiated by Penn Mezzanine. Included in this funding was $1.5 million for participation in a loan, $0.1 million for participation in equity of the borrower and $0.1 million for participation in warrants to acquire common stock of the borrower. In January 2012, the Company funded $2.5 million for participations in loan and equity interests initiated by Penn Mezzanine. Included in this funding was $2.3 million for participation in a loan and $0.2 million for participation in equity of the borrower acquired by Penn Mezzanine. The loan principal was repaid in March 2012.

In August 2012, the Company funded $0.4 million into New York Digital Health Accelerator in exchange for a 9.4% limited partnership interest in a fund run by the New York eHealth Collaborative and the New York City Investment Fund for early- and growth-stage digital health companies that are developing technology products in care coordination, patient engagement, analytics and message alerts for healthcare providers. The Company accounts for its limited partnership interest in New York Digital Health Accelerator under the equity method.

In July 2012 and February 2012, the Company funded an aggregate of $1.2 million of convertible bridge loans to Alverix, Inc. (“Alverix”). The Company previously deployed an aggregate of $7.6 million in Alverix. Alverix provides next-generation instrument and connectivity platforms for diagnostic Point-of-Care (POC) testing. The Company accounts for its interest in Alverix under the equity method.

In March 2012, the Company deployed an additional $3.7 million in Good Start Genetics, Inc. (“Good Start”). The Company had previously acquired an interest in Good Start in 2010 for $6.8 million. Good Start has developed and launched pre-pregnancy genetic tests, which utilize an advanced DNA sequencing technology to screen for a panel of genetic disorders, including those recommended by the American Congress of Obstetricians and Gynecologists and the American College of Medical Genetics. The Company accounts for its interest in Good Start under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Good Start was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value Measurements

The Company categorizes its financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Financial assets recorded at fair value on the Company’s Consolidated Balance Sheets are categorized as follows:

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the carrying value and fair value of certain financial instruments including assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Carrying Value	Fair Value Measurement at September 30, 2012
		Level 1	Level 2	Level 3
	(In thousands)
	(Unaudited)
Cash and cash equivalents	$71,151	$71,151	—	—
Cash held in escrow	$6,433	$6,433	—	—
Restricted cash equivalents	$7,686	$7,686	—	—

Available-for-sale securities	$9,648	$9,648	—	—

Warrant participations	$423	—	—	$423

Marketable securities - held-to-maturity:
Commercial paper	$59,406	$59,406	—	—
U.S. Treasury Bills	15,182	15,182	—	—
Government agency bonds	53,278	53,278	—	—
Corporate bonds	281	281	—	—
Certificates of deposit	29,981	29,981	—	—

	$158,128	$158,128	—	—

	Carrying Value	Fair Value Measurement at December 31, 2011
		Level 1	Level 2	Level 3
	(In thousands)
	(Unaudited)
Cash and cash equivalents	$83,187	$83,187	—	—
Cash held in escrow	$6,433	$6,433	—	—
Restricted cash equivalents	$12,265	$12,265	—	—

Available-for-sale securities	$5,184	$5,184	—	—

Warrant participations	$276	—	—	$276

Marketable securities - held-to-maturity:
Commercial paper	$42,919	$42,919	—	—
U.S. Treasury Bills	17,555	17,555	—	—
Government agency bonds	80,712	80,712	—	—
Corporate bonds	1,296	1,296	—	—
Certificates of deposit	31,903	31,903	—	—

	$174,385	$174,385	—	—

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2012, $120.3 million of marketable securities had contractual maturities which were less than one year and $37.8 million of marketable securities had contractual maturities greater than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.

The Company recorded an impairment charge of $3.7 million related to PixelOptics in the second quarter of 2012 measured as the amount by which PixelOptics’ carrying value exceeded its estimated fair value. The fair market value of the Company’s equity ownership in PixelOptics was determined to be $11.4 million based on Level 3 inputs as defined above. The inputs and valuation techniques used included discounted cash flows as well as the pricing of a transaction between other institutional shareholders in PixelOptics debt and equity securities.

The Company recorded a gain of $0.2 million associated with mark-to-market adjustments related to its warrant participations in Penn Mezzanine in the three months ended September 30, 2012 which is reflected in Other income (loss), net in the Consolidated Statement of Operations. The Company recorded an impairment charge of $0.7 million related to its Penn Mezzanine debt and equity participations in the second quarter of 2012 measured as the amount by which the carrying value of the Company’s participation in the debt and equity interests acquired by Penn Mezzanine exceeded their estimated fair values. The fair market values of the Company’s participating interests in debt, equity and warrants acquired by Penn Mezzanine were determined based on Level 3 inputs as defined above. The inputs and valuation techniques used included discounted cash flows and valuations of comparable public companies.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Convertible Debentures and Credit Arrangements

The carrying values of the Company’s convertible senior debentures were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
	(Unaudited)
Convertible senior debentures due 2024	$441	$441
Convertible senior debentures due 2014	45,774	45,253

	$46,215	$45,694

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible Senior Debentures due 2024

In 2004, the Company issued an aggregate of $150 million in face value of convertible senior debentures with a stated maturity date of March 15, 2024 (the “2024 Debentures”). The Company has $0.4 million of the 2024 Debentures outstanding at September 30, 2012. On March 21, 2011, the Company repurchased $30.8 million of the 2024 Debentures as required by the 2024 Debenture holders. Interest on the 2024 Debentures is payable semi-annually. At the debentures holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. The adjusted conversion rate of the debentures is $43.3044 of principal amount per share. The closing price of the Company’s common stock at September 30, 2012 was $15.69. The remaining 2024 Debentures holders have the right to require the Company to repurchase the 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. Subject to certain conditions, the Company has the right to redeem all or some of the 2024 Debentures.

At September 30, 2012, the fair value of the $0.4 million outstanding 2024 Debentures approximated their carrying value based on quoted market prices as of such date.

Convertible Senior Debentures due 2014

In March 2010, the Company issued an aggregate of $46.9 million in face value of 10.125% convertible senior debentures with a stated maturity of March 15, 2014 (the “2014 Debentures”). Interest on the 2014 Debentures is payable semi-annually on March 15 and September 15. In the first quarter of 2010, as required under the terms of the 2014 Debentures, the Company placed approximately $19.0 million in a restricted escrow account to make all scheduled interest payments on the 2014 Debentures through their maturity. In the nine months ended September 30, 2012, interest payments of $4.8 million were made out of the restricted escrow account and are considered non-cash investing activities. Including accrued interest, a total of $7.7 million was reflected in Restricted cash equivalents on the Consolidated Balance Sheet at September 30, 2012, of which $5.3 million was classified as a current asset.

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

The conversion price is $16.50 of principal amount per share, equivalent to a conversion rate of 60.6061 shares of Company common stock per $1,000 principal amount of the 2014 Debentures. The closing price of the Company’s common stock at September 30, 2012 was $15.69. The 2014 Debentures holders have the right to require repurchase of the 2014 Debentures upon a fundamental change, including sale of all or substantially all of the Company’s common stock or assets, liquidation, dissolution or a change in control or the delisting of the Company’s common stock from the New York Stock Exchange if the Company were unable to obtain a listing for its common stock on another national or regional securities exchange. None of the above conditions required for conversion were met as of September 30, 2012.

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

Because the 2014 Debentures may be settled in cash or partially in cash upon conversion, the Company separately accounts for the liability and equity components of the 2014 Debentures. The carrying amount of the liability component was determined at the exchange date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the carrying value of the 2014 Debentures as a whole at the exchange date. The carrying value of the 2014 Debentures as a whole at the exchange date was equal to their fair value of $55.2 million determined using a convertible bond valuation model. At September 30, 2012, the fair value of the $46.9 million outstanding 2014 Debentures was approximately $58.9 million based on the midpoint of bid and ask prices as of such date. At September 30, 2012, the carrying amount of the equity component was $10.8 million, the principal amount of the liability component was $46.9 million, the unamortized discount was $1.2 million and the net carrying value of the liability component was $45.8 million. The Company is amortizing the excess of the face value of the 2014 Debentures over their carrying value to interest expense over their term. The effective interest rate on the 2014 Debentures is 12.5%.

Credit Arrangements

The Company is party to a loan agreement which provides it with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts and the lesser of $80 million or 75% of its investment and securities accounts at the lending bank. The credit facility matures on December 31, 2012. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at September 30, 2012 was $43.7 million.

6. Stock-Based Compensation

Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
General and administrative expense	$317	$844	$1,546	$2,845

	$317	$844	$1,546	$2,845

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At September 30, 2012, the Company had outstanding options that vest based on three different types of vesting schedules:

1) market–based;

2) performance-based; and

3) service-based.

Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if market capitalization targets are achieved earlier than estimated. During the nine months ended September 30, 2012 and 2011, respectively, the Company did not issue any market-based option awards to employees. During the nine months ended September 30, 2012 and 2011, respectively, 0 and 110 thousand options vested based on achievement of market capitalization targets. The Company recorded compensation expense related to market-based option awards of $0.1 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively and $0.3 million and $1.2 million for the nine months ended September 30, 2012 and 2011, respectively. Depending on the Company’s stock performance, the maximum number of unvested shares at September 30, 2012 attainable under these grants was 962 thousand shares.

Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the nine months ended September 30, 2012 and 2011, respectively, the Company issued 0 and 193 thousand performance-based option awards to employees. During the nine months ended September 30, 2012 and 2011 respectively, 14 thousand and 56 thousand performance-based option awards vested. The Company recorded compensation expense related to performance-based option awards of $0.0 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and $0.1 million and $0.3 million for the nine months ended September 30, 2012 and 2011, respectively. The maximum number of unvested shares at September 30, 2012 attainable under these option grants was 634 thousand shares.

All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the nine months ended September 30, 2012 and 2011, respectively, the Company issued 46 thousand and 121 thousand service-based option awards to employees. The Company recorded compensation expense related to service-based option awards of $0.1 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively, and $0.5 million and $0.7 million for the nine months ended September 30, 2012 and 2011, respectively.

During the nine months ended September 30, 2012 and 2011, respectively, the Company issued 23 thousand and 25 thousand deferred stock units to non-employee directors for annual service grants or fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.

Total compensation expense for deferred stock units, performance-based stock units and restricted stock was $0.1 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively, and $0.6 million for both the nine months ended September 30, 2012 and 2011. During the nine months ended September 30, 2012, the Company issued five thousand unrestricted shares to members of its advisory board, and recorded expense of $0.1 million related to these awards.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes

The Company’s consolidated income tax benefit (expense) was $0.0 million for the three and nine months ended September 30, 2012 and 2011. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the tax benefit related to the net operating losses that would have been recognized in the three and nine months ended September 30, 2012 and the tax expense that would have been recognized in the three and nine months ended September 30, 2011 were offset by changes in the valuation allowance.

During the three and nine months ended September 30, 2012, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Net Income (Loss) Per Share

The calculations of net income (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands except per share data)
	(Unaudited)
Basic:

Net income (loss)	$(8,757)	$22,331	$(28,554)	$135,136

Average common shares outstanding	20,999	20,790	20,935	20,737

Net income (loss) per share	$(0.42)	$1.07	$(1.36)	$6.52

Diluted:

Net income (loss)	$(8,757)	$22,331	$(28,554)	$135,136
Interest on convertible senior debentures	—	1,391	—	4,353

Net income (loss) for dilutive share computation	$(8,757)	$23,722	$(28,554)	$139,489

Number of shares used in basic per share computation	20,999	20,790	20,935	20,737
Convertible senior debentures	—	2,855	—	3,061
Unvested restricted stock and deferred stock units	—	46	—	68
Employee stock options	—	600	—	707

Average common shares outstanding	20,999	24,291	20,935	24,573

Net income (loss) per share	$(0.42)	$0.98	$(1.36)	$5.68

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basic and diluted average common shares outstanding for purposes of computing net income (loss) per share includes outstanding common shares and vested deferred stock units (DSUs).

If a consolidated or equity method partner company has dilutive stock options, unvested restricted stock, DSUs, warrants or other securities outstanding, diluted net income (loss) per share is computed by first deducting from net income (loss), the income attributable to the potential exercise of the dilutive securities of the partner company. This impact is shown as an adjustment to net income (loss) for purposes of calculating diluted net income (loss) per share. The effect was anti-dilutive for all periods presented.

The following potential shares of common stock and their effects on income (loss) were excluded from the diluted net income (loss) per share calculation for the three months ended September 30, 2012 and 2011 because their effect would be anti-dilutive:

•

At September 30, 2012 and 2011, options to purchase 3.1 million and 0.2 million shares of common stock, respectively, at prices ranging from $3.93 to $18.80 per share, were excluded from the calculations.

•	At September 30, 2012 and 2011, unvested restricted stock units, performance stock units and DSUs convertible into 0.2 million shares of stock were excluded from the calculations.

•

At September 30, 2012, 10 thousand shares related to the Company’s 2024 Debentures (see Note 5) representing the effect of assumed conversion of the 2024 Debentures were excluded from the calculations.

•

At September 30, 2012, 2.8 million shares related to the Company’s 2014 Debentures (see Note 5) representing the effect of assumed conversion of the 2014 Debentures were excluded from the calculations.

The following potential shares of common stock and their effects on income (loss) were excluded from the diluted net income (loss) per share calculation for the nine months ended September 30, 2012 and 2011 because their effect would be anti-dilutive:

•	At September 30, 2012 and 2011 options to purchase 3.1 million and 0.1 million shares of common stock at prices ranging from $3.93 to $18.80 per share, were excluded from the calculations.

•	At September 30, 2012 and 2011, unvested restricted stock units, performance stock units and DSUs convertible into 0.2 million and 0.1 million shares of stock were excluded from the calculations.

•

At September 30, 2012, 10 thousand shares related to the Company’s 2024 Debentures (see Note 5), representing the effect of assumed conversion of the 2024 Debentures, were excluded from the calculations.

•

At September 30, 2012, 2.8 million shares related to the Company’s 2014 Debentures (see Note 5), representing the effect of assumed conversion of the 2014 Debentures, were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Operating Segments

As of September 30, 2012, the Company held interests in 16 non-consolidated partner companies which are included in either the Life Sciences or Technology segments. Included in the Penn Mezzanine segment are the Company’s interest in the Penn Mezzanine management company and general partner and the Company’s participations in mezzanine loans and equity interests initiated by Penn Mezzanine. The Company’s reportable operating segments are Life Sciences, Technology and Penn Mezzanine.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s active partner companies by segment were as follows as of September 30, 2012:

Life Sciences

Partner Company	Safeguard Primary Ownership as of September 30, 2012	Accounting Method
Alverix, Inc.	49.2%	Equity
Good Start Genetics, Inc.	29.2%	Equity
Medivo, Inc.	30.0%	Equity
NovaSom, Inc.	30.3%	Equity
NuPathe, Inc.	17.8%	Available-for-sale
PixelOptics, Inc.	24.6%	Equity
Putney, Inc.	27.6%	Equity

Technology

Partner Company	Safeguard Primary Ownership as of September 30, 2012	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.2%	Equity
Beyond.com, Inc.	38.3%	Equity
Bridgevine, Inc.	21.7%	Equity
DriveFactor Inc. (formerly Crimson Informatics, Inc.)	23.9%	Equity
Hoopla Software, Inc.	25.3%	Equity
Lumesis, Inc.	31.6%	Equity
MediaMath, Inc.	22.4%	Equity (1)
Spongecell, Inc.	23.1%	Equity
ThingWorx, Inc.	44.0%	Equity

(1)	In the first quarter of 2011, the Company’s ownership interest in MediaMath increased from 17.3% to 22.4%, above the threshold at which the Company believes it exercises significant influence. Accordingly, the Company changed its method of accounting for MediaMath from the cost method to the equity method.

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

As of September 30, 2012 and December 31, 2011, all of the Company’s assets were located in the United States.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment assets in Other Items included primarily cash, cash equivalents, cash held in escrow, and marketable securities of $235.7 million and $264.0 million, at September 30, 2012 and December 31, 2011, respectively.

	Three Months Ended September 30, 2012
	Life Sciences	Technology	Penn Mezzanine	Total Segments	Other Items	Total
	(In thousands)
	(Unaudited)
Operating loss	$—	$—	$(2)	$(2)	$(4,788)	$(4,790)
Interest income	—	—	322	322	374	696
Equity income (loss)	(5,558)	2,339	(72)	(3,291)	(2)	(3,293)
Net income (loss)	(5,642)	2,339	423	(2,880)	(5,877)	(8,757)
Segment Assets:
September 30, 2012	59,243	60,034	13,971	133,248	250,776	384,024
December 31, 2011	64,281	46,304	12,965	123,550	283,086	406,636

	Three Months Ended September 30, 2011
	Life Sciences	Technology	Total Segments	Other Items	Total
	(In thousands)
	(Unaudited)
Operating loss	$—	$—	$—	$(5,100)	$(5,100)
Interest income	—	—	—	278	278
Equity income (loss)	(3,814)	32,896	29,082	(160)	28,922
Net income (loss)	(4,188)	32,896	28,708	(6,377)	22,331

	Nine Months Ended September 30, 2012
	Life Sciences	Technology	Penn Mezzanine	Total Segments	Other Items	Total
	(In thousands)
	(Unaudited)
Operating loss	$—	$—	$(6)	$(6)	$(14,675)	$(14,681)
Interest income	—	—	1,170	1,170	1,020	2,190
Equity income (loss)	(20,989)	1,566	(260)	(19,683)	(5)	(19,688)
Net income (loss)	(12,094)	1,566	340	(10,188)	(18,366)	(28,554)

	Nine Months Ended September 30, 2011
	Life Sciences	Technology	Total Segments	Other Items	Total
	(In thousands)
	(Unaudited)
Operating loss	$—	$—	$—	$(15,554)	$(15,554)
Interest income	—	—	—	969	969
Equity income (loss)	127,699	28,149	155,848	(214)	155,634
Net income (loss)	126,238	28,149	154,387	(19,251)	135,136

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

Not including the Laureate Pharma, Inc. lease guaranty described below, the Company had outstanding guarantees of $3.8 million at September 30, 2012.

The Company has committed capital of approximately $0.1 million to various private equity funds. These commitments are expected to be funded during the next 12 months.

Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of a private equity fund (“clawback”). The maximum clawback the Company could be required to return due to our general partner interest is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2012. The Company’s ownership in the fund is 19%. The clawback liability is joint and several; such that the Company may be required to fund the clawback for other general partners should they default. The Company believes its potential liability due to the possibility of default by other general partners is remote.

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

The Company remains guarantor of Laureate Pharma’s Princeton, New Jersey facility lease. The current lease extends into 2016. The Company is entitled to indemnification in connection with the continuation of this guaranty. As of September 30, 2012, scheduled lease payments to be made by Laureate Pharma over the remaining lease term are approximately $5.1 million.

In October 2001, the Company entered into an agreement with its former Chairman and Chief Executive Officer, to provide for annual payments of $650,000 per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $2.9 million was included in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2012.

The Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004.

The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $8 million at September 30, 2012.

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

Consolidation Method. We account for partner companies in which we maintain a controlling financial interest, generally those in which we directly or indirectly own more than 50% of the outstanding voting securities, using the consolidation method of accounting. Upon consolidation of our partner companies, we reflect the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company as a non-controlling interest in the Consolidated Balance Sheet. The non-controlling interest is presented within equity, separately from the equity of the parent company. Losses attributable to the parent company and the non-controlling interest may exceed their interest in the subsidiary’s equity. As a result, the non-controlling interest shall continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance as of each balance sheet date. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the parent company’s common shareholders and the non-controlling interest. As of September 30, 2012, we did not hold a controlling interest in any of our partner companies.

Equity Method. We account for partner companies whose results are not consolidated, but over whom we exercise significant influence, using the equity method of accounting. We also account for our interests in some private equity funds under the equity method of accounting, based on our non-controlling general and limited partner interests. Under the equity method of accounting, our share of the income or loss of the partner company is reflected in Equity income (loss) in the Consolidated Statements of Operations. We report our share of the income or loss of the equity method partner companies on a one quarter lag. We include the carrying value of equity method partner companies in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

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

Loan Participations Receivable

Our participating interests in Penn Mezzanine loans are included in Loan participations receivable on the Consolidated Balance Sheets. In connection with each financing transaction, Penn Mezzanine assesses the credit worthiness of the borrower through various standard industry metrics including leverage ratios, working capital metrics, cash flow projections and an overall evaluation of the borrower’s business model. We use these analyses in connection with our possible participation in each funding.

On a quarterly basis, we evaluate the carrying value of each loan participation receivable for impairment. A loan participation receivable is considered impaired when it is probable that we will be unable to collect all amounts (principal and interest) due according to the contractual terms of the participation agreement and related agreements with the borrowers. We maintain an allowance to provide for estimated loan losses based on evaluating known and inherent risks in the loans. The allowance is provided based upon our analysis of the pertinent factors underlying the quality of the loans. These factors include an analysis of the financial condition of the borrowers, delinquency levels, actual loan loss experience, current economic conditions and other relevant factors. Our analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. We do not accrue interest when a loan is considered impaired. All cash receipts from impaired loans are applied to reduce the original principal amount of such loan, until the principal has been fully recovered and would be recognized as interest income thereafter. The allowance for loan losses at September 30, 2012 and December 31, 2011 was $0.2 million and $0.0 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Life Sciences	$(5,642)	$(4,188)	$(12,094)	$126,238
Technology	2,339	32,896	1,566	28,149
Penn Mezzanine	423	—	340	—

Total segments	(2,880)	28,708	(10,188)	154,387

Other items:
Corporate operations	(5,877)	(6,377)	(18,366)	(19,251)
Income tax benefit (expense)	—	—	—	—

Total other items	(5,877)	(6,377)	(18,366)	(19,251)

Net income (loss)	$(8,757)	$22,331	$(28,554)	$135,136

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

As previously stated, throughout this document, we use the term “partner company” to generally refer to those companies that we have an economic interest in and that we are actively involved in influencing the development of, usually through board representation in addition to our equity ownership.

For purposes of the following listing of our Life Science and Technology partner companies, we omit from the listing companies which we have since sold our interest in or which we no longer consider to be active partner companies because we no longer actively influence the operations of such entities.

Life Sciences

The following active partner companies as of September 30, 2012 were included in Life Sciences:

	Safeguard Primary Ownership as of September 30,
	2012	2011	Accounting Method
Alverix, Inc.	49.2%	49.6%	Equity
Good Start Genetics, Inc.	29.2%	26.3%	Equity
Medivo, Inc.	30.0%	NA	Equity
NovaSom, Inc.	30.3%	31.7%	Equity
NuPathe, Inc.	17.8%	17.9%	Available-for-sale
PixelOptics, Inc.	24.6%	24.7%	Equity
Putney, Inc.	27.6%	30.1%	Equity

Results of operations for the Life Sciences segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Other income (loss), net	$(84)	$(374)	$8,895	$(1,461)
Equity income (loss)	(5,558)	(3,814)	(20,989)	127,699

Net income (loss)	$(5,642)	$(4,188)	$(12,094)	$126,238

Three months ended September 30, 2012 versus the three months ended September 30, 2011

Other Income (Loss), Net. Other income (loss), net decreased $0.3 million for the three months ended September 30, 2012, compared to the prior year period. Other income (loss), net for the three months ended September 30, 2012 reflected a $0.1 million impairment charge on our holdings in Tengion, Inc. (“Tengion”). Other income (loss), net for the three months ended September 30, 2011 reflected an impairment charge of $0.4 million on our holdings in Tengion.

Equity Income (Loss). Equity income (loss) fluctuates with the number of Life Sciences partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag basis. Equity income (loss) for Life Sciences increased $1.7 million in the three months ended September 30, 2012 compared to the prior year period. The increase was primarily due to an increase in the number of partner companies included in the Life Sciences segment, all of which incurred net losses as well as larger losses for certain companies within the Life Sciences segment.

Nine months ended September 30, 2012 versus the nine months ended September 30, 2011

Other Income (Loss), Net. Other income (loss), net increased $10.4 million for the nine months ended September 30, 2012, compared to the prior year period. Other income (loss), net for the nine months ended September 30, 2012 reflected a $3.4 million gain recorded in connection with the expiration of the escrow period associated with the sale of Avid to Eli Lilly and Company in December 2010, as well as a $5.6 million gain related to the achievement of the initial milestone associated with the Avid transaction. These gains were partially offset by an impairment charge of $0.2 million on our holdings in Tengion. Other income (loss), net for the nine months ended September 30, 2011 reflected an impairment charge of $1.5 million on our holdings in Tengion.

Equity Income (Loss). Equity income (loss) for Life Sciences decreased $148.7 million in the nine months ended September 30, 2012 compared to the prior year period. The prior year period included a gain of $129.0 million in connection with the sale of Advanced BioHealing, Inc. (“Advanced BioHealing”) to Shire plc in June 2011. The prior year also included the equity net income of Advanced BioHealing. The nine months ended September 30, 2012 includes an impairment charge of $3.7 million related to PixelOptics. The impairment was based upon launch delays and related supply chain issues that PixelOptics is addressing, as well as the pricing of a transaction between other institutional shareholders in PixelOptics. The remaining increase was primarily due to an increase in the number of partner companies included in the Life Sciences segment, all of which incurred net losses as well as larger losses for certain companies within the Life Sciences segment.

Technology

The following active partner companies as of September 30, 2012 were included in Technology:

	Safeguard Primary Ownership as of September 30,
Partner Company	2012	2011	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.2%	40.2%	Equity
Beyond.com, Inc.	38.3%	38.3%	Equity
Bridgevine, Inc.	21.7%	22.8%	Equity
DriveFactor Inc. (formerly Crimson Informatics, Inc.)	23.9%	NA	Equity
Hoopla Software, Inc.	25.3%	NA	Equity
Lumesis, Inc.	31.6%	NA	Equity
MediaMath, Inc.	22.4%	22.5%	Equity (1)
Spongecell, Inc.	23.1%	NA	Equity
ThingWorx, Inc.	44.0%	30.2%	Equity

(1)	In the first quarter of 2011, our ownership interest in MediaMath increased from 17.3% to 22.4%, above the threshold at which we believe we exercise significant influence. Accordingly, we changed our method of accounting for MediaMath from the cost method to the equity method.

Results of operations for the Technology segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Equity income	$2,339	$32,896	$1,566	$28,149

Net income	$2,339	$32,896	$1,566	$28,149

Three months ended September 30, 2012 versus the three months ended September 30, 2011

Equity Income (Loss). Equity income (loss) fluctuates with the number of Technology partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag. Equity income (loss) for the Technology segment decreased $30.6 million in the three months ended September 30, 2012, compared to the prior year period. In the third quarter of 2011, our former equity method partner company Portico Systems, Inc. (“Portico) was acquired by McKesson resulting in a gain of $35.4 million in connection with the transaction. The three months ended September 30, 2012 included a $3.4 million gain associated with the receipt of the escrowed proceeds associated with the Portico transaction upon expiration of the escrow period. The three months ended September 30, 2012 also included a gain of $0.6 million related to a payment received upon the liquidation of SafeCentral, Inc. (“SafeCentral”), a former equity method partner company. The remaining increase was related to smaller losses incurred at partner companies within the Technology segment.

Nine months ended September 30, 2012 versus the nine months ended September 30, 2011

Equity Income (Loss). Equity income (loss) for Technology decreased $26.6 million in the nine months ended September 30, 2012, compared to the prior year period. In the third quarter of 2011, our former equity method partner company Portico was acquired by McKesson resulting in a gain of $35.4 million in connection with the transaction. The nine months ended September 30, 2012 included gains of $3.4 million and $1.9 million associated with the receipt of the escrowed proceeds and the achievement of performance milestones related to the Portico transaction. The nine months ended September 30, 2012 also included a gain of $0.6 million related to a payment received upon the liquidation of SafeCentral, a former equity method partner company. The remaining increase related to smaller losses incurred at partner companies within the Technology segment.

Results for the Penn Mezzanine segment were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
	(In thousands)	(In thousands)
General and administrative expense	$(2)	$(6)
Interest income	322	1,170
Other income (loss), net	175	(564)
Equity loss	(72)	(260)

Net income	$423	$340

Results of the Penn Mezzanine segment include interest, dividends, loan origination and other fees earned on the mezzanine interests in which we participate, any impairment on our debt and equity participation interests as well as equity income (loss) associated with our interest in the management company and general partner of Penn Mezzanine. As of September 30, 2012, we had a participation in seven loan and eight equity interests initiated by Penn Mezzanine. During the nine months ended September 30, 2012, we participated in two new mezzanine financings. The outstanding principal of a loan made as part of one of the financings was paid in full by the borrower in the first quarter of 2012. We recognized $0.2 million in interest, loan origination fees and prepayment penalties associated with this loan participation.

During the nine months ended September 30, 2012, we recorded an impairment charge of $0.7 million associated with our equity and loan participations. Impairment charges associated with equity, warrant and loan participations were $0.4 million and $0.1 million and $0.2 million, respectively. In addition, we recorded a gain of $0.2 million associated with market-to-market adjustments related to our warrant participations in Penn Mezzanine.

Corporate Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
General and administrative expense	$(4,453)	$(4,227)	$(13,051)	$(12,616)
Stock-based compensation	(317)	(844)	(1,546)	(2,845)
Depreciation	(18)	(29)	(78)	(93)
Interest income	374	278	1,020	969
Interest expense	(1,461)	(1,445)	(4,369)	(4,522)
Other income (loss), net	—	50	(337)	70
Equity loss	(2)	(160)	(5)	(214)

	$(5,877)	$(6,377)	$(18,366)	$(19,251)

Three months ended September 30, 2012 versus the three months ended September 30, 2011

General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and travel-related costs. General and administrative expense increased $0.2 million compared to the prior year period. The increase related primarily to a $0.5 million increase in professional fees, partially offset by a $0.1 million decrease in employee costs and a $0.1 million decrease associated with a legal settlement in the prior year period.

Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. Stock-based compensation decreased $0.5 million compared to the prior year period primarily due to a $0.2 million decrease in expense related to market-based stock options, a $0.1 million decrease in expense related to performance-based awards and a $0.1 million decrease in expense related to service-based options. Expense related to market-based awards is expected to decrease since these awards were granted from 2005 to 2008 and most of the expense related to these awards was previously recognized.

Interest Income. Interest income includes all interest earned on available cash and marketable security balances as well as interest earned on note receivable balances from our partner companies. Interest income increased $0.1 million compared to the prior year period. The increase is primarily due to higher average note receivable balances with our partner companies.

Interest Expense. Interest expense is primarily related to our convertible senior debentures due in 2024 (“2024 Debentures”) and in 2014 (“2014 Debentures”). Interest expense remained consistent compared to the prior year period.

Equity Loss. Equity loss for both periods presented related to our private equity holdings accounted for under the equity method.

Nine months ended September 30, 2012 versus the nine months ended September 30, 2011

General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and travel-related costs. General and administrative expense increased $0.4 million when compared to the prior year period. The increase was primarily due to a $0.3 million increase in professional fees and a $0.1 million increase in expense related to an ongoing agreement with our former Chairman and Chief Executive Officer, partially offset by a $0.1 million decrease in employee costs and a $0.1 million decrease associated with a legal settlement in the prior year period.

Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. Stock-based compensation decreased $1.3 million compared to the prior year period primarily due to a $0.9 million decrease in expense related to market-based stock options and a $0.2 million decrease in expense related to performance-based awards.

Interest Income. Interest income includes all interest earned on available cash and marketable security balances. Interest income remained consistent compared to the prior year period.

Interest Expense. Interest expense is primarily related to our 2024 and 2014 Debentures. The decrease in interest expense of $0.2 million in the nine months ended September 30, 2012 compared to the prior year period is due to lower average convertible debt outstanding in the current year as a result of the repurchase of $30.8 million of our 2024 Debentures in the first quarter of 2011.

Other Income (Loss), Net. Other income (loss), net decreased $0.4 million for the nine months ended September 30, 2012, compared to the prior year period. Other income (loss), net for the nine months ended September 30, 2012 reflected an impairment charge of $0.4 million related to our interest in a legacy private equity fund.

Equity Loss. Equity loss for both periods presented related to our private equity holdings accounted for under the equity method.

Income Tax Expense (Benefit)

Income tax benefit (expense) was $0.0 million for both the three and nine months ended September 30, 2012 and 2011. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax benefit related to the net operating loss that would have been recognized in the three and nine months ended September 30, 2012 and the income tax expense that would have been recognized in the three and nine months ended September 30, 2011 were offset by changes in the valuation allowance.

During the nine months ended September 30, 2012, we had no material changes in uncertain tax positions.

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

As of September 30, 2012, we had $71.2 million of cash and cash equivalents and $158.1 million of short-term and long-term marketable securities for a total of $229.3 million. In addition, we had $6.4 million of cash held in escrow, including accrued interest, related to our May 2008 sale of our equity and debt interests in Acsis, Inc., Alliance Consulting Group Associates, Inc., Laureate Pharma, Inc., ProModel Corporation and Neuronyx, Inc. (the “Bundle Transaction”) and $7.7 million was held in a restricted escrow account to service interest on the 2014 Debentures, as discussed below.

Portico was acquired by McKesson in July 2011 and we received cash proceeds of approximately $32.8 million in exchange for our equity interests, excluding $3.4 million which was to be held in escrow for a stated period of one year. In June 2012, we received an additional $1.9 million as a result of the achievement of milestones associated with the transaction. In August 2012, we received $3.4 million upon the expiration of the escrow period related to the transaction.

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

In 2004, we issued an aggregate of $150 million in face value of 2024 Debentures. We have $0.4 million of the 2024 Debentures outstanding at September 30, 2012. In March 2011, we repurchased $30.8 million of the 2024 Debentures as required by the Debenture holders. Interest on the 2024 Debentures is payable semi-annually. At the debentures holders’ option, the 2024 Debentures are convertible into our common stock through March 14, 2024, subject to certain conditions. The adjusted conversion rate of the debentures is $43.3044 of principal amount per share. The closing price of our common stock at September 30, 2012 was $15.69. The remaining 2024 Debentures holders have the right to require us to repurchase the 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. Subject to certain conditions, we have the right to redeem all or some of the 2024 Debentures.

In March 2010, we issued $46.9 million in face value of our 10.125% 2014 Debenture in an exchange transaction for the same face amount of our 2024 Debentures. Interest on the 2014 Debentures is payable semi-annually. As required by the terms of the 2014 Debentures, at issuance we placed approximately $19.0 million in a restricted escrow account to service interest associated with the 2014 Debentures through their maturity. At the debentures holders’ option, the 2014 Debentures are convertible into our common stock prior to March 15, 2013 subject to certain conditions, and at anytime after March 15, 2013. The conversion rate of the 2014 Debentures is $16.50 of principal amount per share. The closing price of our common stock at September 30, 2012 was $15.69. The 2014 Debentures holders have the right to require repurchase of the 2014 Debentures upon certain events, including sale of all or substantially all of our common stock or assets, liquidation, dissolution, a change in control or the delisting of our common stock from the New York Stock Exchange if we were unable to obtain a listing for our common stock on another national or regional securities exchange. Subject to certain conditions, we may mandatorily convert all or some of the 2014 Debentures at any time after March 15, 2012. If we elect to mandatorily convert any of the 2014 Debentures, we will be required to pay any interest that would have accrued and become payable on the debentures through their maturity. Upon a conversion of the 2014 Debentures, we have the right to settle the conversion in stock, cash or a combination thereof.

Because the 2014 Debentures may be settled in cash or partially in cash upon conversion, we have separately accounted for the liability and equity components of the 2014 Debentures. The carrying amount of the liability component was determined at the exchange date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the carrying value of the 2014 Debentures as a whole. The carrying value of the 2014 Debentures as a whole was equal to their fair value at the exchange date. We are amortizing the excess of the face value of the 2014 Debentures over their carrying value to interest expense over their term. At September 30, 2012, the fair value of the $46.9 million outstanding 2014 Debentures was approximately $58.9 million based on the midpoint of bid and ask prices as of such date.

We are party to a loan agreement which provides us with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts and the lesser of $80 million or 75% of our investment and securities accounts at the lending bank. The credit facility matures on December 31, 2012. Under the credit facility, we provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with our sale of CompuCom Systems in 2004. Availability under our revolving credit facility at September 30, 2012 was $43.7 million.

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

In May 2001, we entered into a $26.5 million loan agreement with Warren V. Musser, our former Chairman and Chief Executive Officer. Since 2001 and through September 30, 2012, we have received a total of $16.9 million in payments on the loan. We received cash from the sale of collateral in early 2011 in the amount of $0.1 million and no payments in 2012. The carrying value of the loan at September 30, 2012 was zero. In December 2011, the loan documents were amended to take into account accumulated unpaid interest and to make certain other changes related to collateral, maturity dates and other terms.

Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at September 30, 2012. Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote.

For the reasons we presented above, we believe our cash and cash equivalents at September 30, 2012, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including commitments to our existing companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.

Analysis of Consolidated Cash Flows

Cash flow activity was as follows:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Net cash used in operating activities	$(12,616)	$(13,584)
Net cash provided by (used in) investing activities	(988)	4,649
Net cash provided by (used in) financing activities	1,568	(30,243)

	$(12,036)	$(39,178)

Net Cash Used In Operating Activities

Net cash used in operating activities decreased by $1.0 million. The change primarily related to $0.9 million in cash received for interest and fees associated with our participation in mezzanine loans and a $0.4 million decrease in cash paid for interest as a result of the repurchase of $30.8 million of the 2024 Debentures in the prior year period, partially offset by a $0.4 million increase in cash used for management incentive plan payments.

Net Cash Provided by (Used In) Investing Activities

Net cash provided by (used in) investing activities decreased by $5.6 million. The decrease primarily related to a $156.6 million decrease in proceeds from sales of and distributions from companies and funds, a $10.2 million increase in advances and loans to companies and a $1.8 million decrease in repayment of advances to companies, partially offset by a $53.0 million decrease in cash paid to acquire ownership interests in companies and funds and a $110.0 million net decrease in cash paid to acquire marketable securities. Proceeds from sales of and distributions from companies and funds in the nine months ended September 30, 2012 included $3.4 million and $5.6 million received in connection with expiration of the escrow period and achievement of the initial milestone associated with the Avid transaction as well as $1.9 million and $3.4 million received in connection with achievement of the milestones and expiration of the escrow period associated with the Portico transaction. The nine months ended September 30, 2011 included $137.9 million from the sale of Advanced BioHealing.

Net Cash Provided by (Used In) Financing Activities

Net cash provided by (used in) financing activities increased by $31.8 million. The increase related to the repurchase of $30.8 million of the 2024 Debentures in the prior year period and a $1.0 million increase associated with the issuance of Company common stock.

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual obligations and other commercial commitments as of September 30, 2012 by period due or expiration of the commitment.

	Payments Due by Period
	Total	Remainder of 2012	2013 and 2014	2015 and 2016	Due after 2016
	(In millions)
Contractual Cash Obligations:
Convertible senior debentures(a)	$47.3	$—	$47.3	$—	$—
Operating leases	1.2	0.1	1.0	0.1	—
Funding commitments(b)	0.1	0.1	—	—	—
Potential clawback liabilities(c)	1.3	1.0	0.3	—	—
Other long-term obligations(d)	3.7	0.2	1.6	1.6	0.3

Total Contractual Cash Obligations	$53.6	$1.4	$50.2	$1.7	$0.3

	Amount of Commitment Expiration by Period
	Total	Remainder of 2012	2013 and 2014	2015 and 2016	After 2016
	(In millions)
Other Commitments:
Letters of credit(e)	$6.3	$—	$—	$—	$6.3

(a)	We have outstanding $0.4 million of 2024 Debentures with a stated maturity of March 15, 2024. In March 2011, we repurchased $30.8 million of the 2024 Debentures as required by the 2024 Debenture holders. The holders of the remaining 2024 Debentures have the right to require us to repurchase the remaining 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest. In March 2010, we issued $46.9 million in face value of our 10.125% 2014 Debentures in an exchange transaction for the same face amount of our 2024 Debentures.
(b)	These represent funding commitments to private equity funds which have been included in the respective years based on estimated timing of capital calls provided to us by the funds’ management.
(c)	We have received distributions as a general partner of a private equity fund. Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of the fund for a further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets.
(d)	Reflects the estimated amount payable to our former Chairman and CEO under an ongoing agreement.
(e)	A $6.3 million letter of credit is provided to the landlord of CompuCom’s Dallas headquarters lease as required in connection with our sale of CompuCom in 2004.

We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $8 million at September 30, 2012.

We remain guarantor of Laureate Pharma’s Princeton, New Jersey facility lease. The current lease extends into 2016. We are entitled to indemnification in connection with the continuation of such guaranty. As of September 30, 2012, scheduled lease payments to be made by Laureate Pharma over the remaining lease term were approximately $5.1 million.

As of September 30, 2012, we had federal net operating loss carryforwards totaling approximately $174.4 million. The net operating loss carryforwards expire in various amounts from 2021 to 2030.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to equity price risks on the marketable portion of our ownership interests in our holdings. At September 30, 2012, these interests include our equity positions in NuPathe, Inc. and Tengion, Inc., both publicly traded entities, which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure related to these interests. Based on closing market prices at September 30, 2012, the aggregate fair market value of our holdings in NuPathe and Tengion was approximately $9.6 million. A 20% decrease in each of NuPathe’s and Tengion’s stock prices would result in an approximate $1.9 million decrease in the fair value of our public company holdings.

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

Liabilities	Remainder of 2012	2013	2014	After 2014	Fair Value at September 30, 2012
2024 Debentures due by year (in millions)	$—	$—	$0.4	$—	$0.4
Fixed interest rate	2.625%	2.625%	2.625%	2.625%	N/A
Interest expense (in millions)	$—	$—	$—	$—	N/A

2014 Debentures due by year (in millions)	$—	$—	$46.9	$—	$58.9
Fixed interest rate	10.125%	10.125%	10.125%	10.125%	N/A
Interest expense (in millions)	$1.2	$4.8	$1.0	$—	N/A

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2012 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number

31.1 †	Certification of Peter J. Boni pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1 †	Certification of Peter J. Boni pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2 †	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

101	The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets (unaudited) – September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations (unaudited) – Three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) - Three and nine months ended September 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Cash Flows (unaudited) – Nine months ended September 30, 2012 and 2011; (v) Consolidated Statement of Changes in Equity (unaudited)–Nine months ended September 30, 2012; and (vi) Notes to Consolidated Financial Statements (unaudited)*.

†	Filed herewith
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

Date: October 26, 2012	PETER J. BONI
Peter J. Boni
President and Chief Executive Officer

Date: October 26, 2012	STEPHEN T. ZARRILLI
Stephen T. Zarrilli
Senior Vice President and Chief Financial Officer