Form 10-K
period 2012-12-31
SAFEGUARD SCIENTIFICS INC
filed 2013-03-11
CIK 86115

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $316,924,470 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares outstanding of the Registrant’s Common Stock, as of March 7, 2013 was 20,976,963.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

SAFEGUARD SCIENTIFICS, INC.

FORM 10-K

DECEMBER 31, 2012

PART I

Cautionary Note concerning Forward-Looking Statements

Except for the historical information and discussions contained herein, statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties. The risks and uncertainties that could cause actual results to differ materially, include, among others, managing rapidly changing technologies, limited access to capital, competition, the ability to attract and retain qualified employees, the ability to execute our strategy, the uncertainty of the future performance of our partner companies, acquisitions and dispositions of partner companies, the inability to manage growth, compliance with government regulations and legal liabilities, additional financing requirements, the effect of economic conditions in the business sectors in which our partner companies operate, and other uncertainties described in the Company’s filings with the Securities and Exchange Commission. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The Company does not assume any obligation to update any forward-looking statements or other information contained in this document.

Item 1. Business

Business Overview

Safeguard’s charter is to build value in growth-stage businesses by providing capital as well as strategic, operational and management resources. Safeguard participates in expansion financings, corporate spin-outs, buyouts, recapitalizations, industry consolidations, and early-stage financings. Our vision is to be the preferred catalyst to build great companies across diverse capital platforms. Historically, we have typically been a provider of equity capital and have provided debt capital only in limited instances where specific circumstances permitted. Throughout this document, we use the term “partner company” to generally refer to those companies in which we have an equity interest and in which we are actively involved, influencing development through board representation and management support, in addition to the influence we exert through our equity ownership. From time to time, in addition to these partner companies, we also hold relatively small equity interests in other enterprises in the management of which we are not actively involved.

We strive to create long-term value for our shareholders by helping partner companies increase their market penetration, grow revenue and improve cash flow. Safeguard focuses principally on companies with initial capital requirements between $5 million and $15 million, and follow-on financings between $5 million and $10 million, with a total anticipated deployment of up to $25 million from Safeguard. In addition, Safeguard principally targets companies that operate in two sectors:

Healthcare — companies focused on medical technology (“MedTech”), including diagnostics and devices; healthcare technology (“HealthTech”); and specialty pharmaceuticals. Within these areas, Safeguard targets companies that have lesser regulatory risk and have achieved or are near commercialization; and

Technology — companies focused on digital media; financial technology (“FinTech”); and Enterprise 3.0, which includes mobile technology, cloud, the “Internet of Things” and big data. Within these areas, Safeguard targets companies that have transaction-enabling applications with a recurring revenue stream.

It is our stated intention to continue to develop, grow and extend our capital deployment and business building platform by leveraging our core capabilities. These initiatives may take the form of: i) considering partner companies in additional sectors; ii) making a concerted effort to deploy debt capital to our partner companies or to other borrowers; and /or iii) managing the deployment of capital other than that which originates on our balance sheet.

In 2012, our management team continued to focus on the following objectives:

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

To meet our strategic objectives during 2013, Safeguard will continue to focus on:

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

Significant 2012 Highlights

Here are our key developments from 2012:

•	During 2012, we deployed $28.7 million in capital into new partner companies. In addition, we deployed $26.4 million in additional capital to support the growth of the partner companies in which we already had an interest at December 31, 2011.

•	In January 2012, Safeguard deployed $10.0 million in Spongecell, Inc. Spongecell is a digital media company that transforms standard online ads into dynamic ads with rich media-like functionality. Spongecell can build and rollout ads in 72 hours or less, allowing creative agencies to quickly deploy interactive display ad campaigns that have resulted in increased engagement by 25 to 50 percent over static banner ads.

•	In February 2012, Safeguard deployed $2.2 million in Lumesis, Inc. Lumesis is a software-as-a-service (“SaaS”), cloud-based FinTech company dedicated to delivering software solutions and comprehensive, timely data to the fixed income marketplace. Through analytical tools, real-time alerts, proprietary visualization technology and content-rich reporting, Lumesis’ DIVER platform allows professionals across the municipal market to easily identify portfolio risks and opportunities, improve customer satisfaction, ensure compliance and enable growth.

•	In April 2012, Eli Lilly and Company (“Eli Lilly”) and Avid Radiopharmaceuticals (“Avid”) announced that the U.S. Food and Drug Administration (“FDA”) approved Amyvid, a radioactive diagnostic agent indicated for brain imaging of beta-amyloid plaques in patients with cognitive impairment who are being evaluated for Alzheimer’s Disease and other causes of cognitive decline. The achievement of this milestone triggered the payment of $5.6 million in additional proceeds to Safeguard from the December 2010 acquisition of Avid by Eli Lilly, increasing total net proceeds received to $41.3 million.

•	In May 2012, Safeguard appointed Dr. Keith B. Jarrett to its board of directors. Dr. Jarrett has more than 25 years of experience in venture capital, private equity and finance technology, driving value for customers, shareholders, investors and employees.

•	In November 2012, Stephen T. Zarrilli succeeded Peter J. Boni as President and CEO and joined Safeguard’s Board of Directors. Over the course of a 30 year career, Mr. Zarrilli has served as CEO and CFO of both publicly traded and privately held technology companies. He also has substantial board governance experience having served on four other publicly traded enterprises over the last 15 years. Mr. Zarrilli joined Safeguard as its CFO in 2008.

•	In November 2012, Safeguard completed the issuance of $55.0 million in face value of 5.25% convertible senior debentures due 2018. Net proceeds from the offering were used to repurchase $46.9 million in face value of 10.125% convertible senior debentures due 2014.

•	In December 2012, Safeguard deployed $6.5 million in AppFirst, Inc. AppFirst provides cloud-based application performance monitoring solutions for the enterprise. AppFirst is a cloud-based application performance monitoring solution that provides unprecedented visibility into critical, top-line business metrics. Through its SaaS-based DevOps Dashboard, AppFirst captures extremely detailed information from an entire application stack, including millions of infrastructure, application and business metrics, aggregates them and then correlates them in a single, big data repository that eliminates the need for users to search for data in multiple places. Data is collected continuously to provide customers with visibility into their entire infrastructure and every application running in production, delivering actionable data and bringing overall system management to a higher level of efficiency.

•	In December 2012, Safeguard deployed $10.0 million in Crescendo Bioscience, Inc. Crescendo Bioscience is a molecular diagnostics company focused on rheumatology. Crescendo Bioscience develops quantitative, objective, blood tests to provide rheumatologists with deeper clinical insights to help enable more effective management of patients with autoimmune and inflammatory diseases.

Our Strategy

We currently focus much of our intention on developing partner companies that address one or more of the five following general themes and that are pursuing opportunities presented thereby:

•	Maturity — Many existing technologies, solutions and therapies are reaching the end of their designed lives or patent protection; the population of the U.S. is aging; IT infrastructure is maturing and the sectors are consolidating; and many businesses based on once-novel technologies are now facing consolidation and other competitive pressures.

•	Migration — Many technology platforms are migrating to newer technologies with changing cost structures; many medical treatments are moving toward earlier stage intervention or generics; there is a migration from generalized treatments to personalized medicine; many business models are migrating towards different revenue-generation models, integrating technologies and services; and traditional media such as newspapers and advertising have migrated online.

•	Convergence — Many technology and healthcare businesses are intersecting in fields like medical devices and diagnostics for targeted therapies. Within healthcare itself, devices, diagnostics and therapeutics are converging.

•	Compliance — Regulatory compliance is driving buying behavior in technology and healthcare.

•	Cost containment — The importance of cost containment grows as healthcare costs and IT infrastructure maintenance costs grow.

These strategic themes tend to drive growth and attract entrepreneurs who need capital, operational support and strategic guidance. Safeguard deploys capital, combined with management expertise, process excellence and marketplace insight, to provide tangible benefits to our partner companies.

Our corporate staff of 31 employees is dedicated to creating long-term value for our shareholders by helping our partner companies build value and by finding additional acquisition opportunities.

Identifying Partner Company Opportunities

Safeguard’s go-to-market strategy, marketing and sourcing activities within our sectors of focus (Healthcare and Technology) are designed to generate a large volume of high-quality opportunities to acquire majority or primary shareholder positions in partner companies. Our principal focus is to acquire positions in emerging- and growth-stage companies with attractive growth prospects in the technology and healthcare sectors. Generally, we prefer to deploy capital into companies:

•	operating in large and/or growing markets;

•	with barriers to entry by competitors, such as proprietary technology and intellectual property, or other competitive advantages;

•	with initial capital requirements between $5 million and $15 million, and follow-on financings between $5 million and $10 million, with the total anticipated deployment of up to $25 million from Safeguard; and

•	with a compelling growth strategy.

Our sourcing efforts are targeted primarily in the eastern United States. However, in-bound deal leads generate opportunities throughout the United States. Leads come from a variety of sources, including investment bankers, syndication partners, existing partner companies and advisory board members.

In Healthcare, we currently target companies in MedTech, including diagnostics and devices, HealthTech, and specialty pharmaceuticals that have lesser regulatory risk and have achieved or are near commercialization.

In Technology, we currently target companies in digital media, FinTech, and Enterprise 3.0, which includes mobile technology, cloud, “Internet of Things” and big data that have transaction-enabling applications with a recurring revenue stream.

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

Competition. We face intense competition from other companies that acquire or provide capital to healthcare and technology businesses. Competitors include venture capital and, occasionally, private equity investors, as well as companies seeking to make strategic acquisitions. Many providers of growth capital also offer strategic guidance, networking access for recruiting and general advice. Nonetheless, we believe we are an attractive capital provider to potential partner companies because our strategy and capabilities offer:

•	responsive operational assistance, including strategy design and execution, business development, corporate development, sales, marketing, finance, risk management, talent recruitment and legal support;

•	the flexibility to structure minority or majority transactions with or without debt;

•	occasional liquidity opportunities for founders and existing investors;

•	a focus on maximizing risk-adjusted value growth, rather than absolute value growth within a narrow or predetermined time frame;

•	interim C-level management support, as needed; and

•	opportunities to leverage Safeguard’s balance sheet for borrowing and stability.

Helping Our Partner Companies Build Value

We offer operational and management support to each of our partner companies through our deep domain expertise from careers as entrepreneurs, board members, financiers and operators. Our employees have expertise in business strategy, sales and marketing, operations, finance, legal and transactional support. We provide hands-on assistance to the management teams of our partner companies to support their growth. We believe our strengths include:

•	applying our expertise to support a partner company’s introduction of new products and services;

•	leveraging our market knowledge to generate additional growth opportunities;

•	leveraging our business contacts and relationships; and

•	identifying and evaluating potential acquisitions and providing capital to pursue potential acquisitions to accelerate growth.

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

Realizing Value

In general, we will hold our position in a partner company as long as we believe the risk-adjusted value of that position is maximized by our continued ownership and effort. From time to time, we engage in discussions with other companies interested in our partner companies, either in response to inquiries or as part of a process we initiate. To the extent we believe that a partner company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our shareholders’ best interests, we may sell some or all of our position in the partner company. These sales may take the form of privately negotiated sales of stock or assets, public offerings of the partner company’s securities and, in the case of publicly traded partner companies, sales of their securities in the open market. In the past, we have taken partner companies public through rights offerings and directed share subscription programs. We will continue to consider these (or similar) programs to maximize partner company value for our shareholders. We expect to use proceeds from these sales (and sales of other assets) primarily to pursue opportunities to create new partner company relationships or for working capital purposes, either with existing partner companies or at Safeguard.

Our Partner Companies

An understanding of our partner companies is important to understanding Safeguard and its value-building strategy. Following are descriptions of our partner companies in which we owned interests at December 31, 2012, except in the case of Sotera Wireless and Pneuron, in which we acquired our ownership interests in January and February 2013, respectively. The indicated ownership percentage is presented as of December 31, 2012, or the later date on which the interest was acquired, and reflects the percentage of the vote we are entitled to cast based on issued and outstanding voting securities (on a common stock equivalent basis), excluding the effect of options, warrants and convertible debt (primary ownership).

In the fourth quarter of 2012, we expanded our focus within the former Life Sciences segment to include companies in the HealthTech sector and have renamed that segment “Healthcare”. The HealthTech sector had previously been included in our Technology segment.

HEALTHCARE PARTNER COMPANIES

AdvantEdge Healthcare Solutions, Inc.	(Safeguard Ownership: 40.2%)

Headquartered in Warren, New Jersey, AdvantEdge Healthcare Solutions (“AdvantEdge”) is a technology-enabled provider of healthcare financial management solutions and business intelligence tools designed to improve decision making, maximize financial performance, streamline operations and eliminate compliance risks for healthcare providers. AdvantEdge continues to gain meaningful scale through organic growth and strategic acquisitions, having completed eight acquisitions since 2007. AdvantEdge has more than 675 employees in eight regional offices in the U.S. and one office in Bangalore, India. In 2012, AdvantEdge released its new InfoEdgeBISM platform, which gives medical practices and hospitals more in-depth insight into their medical billing and coding information. www.ahsrcm.com

Alverix, Inc.	(Safeguard Ownership: 49.2%)

Headquartered in San Jose, California, Alverix provides next-generation instrument and connectivity platforms for Point-of-Care diagnostic testing. Alverix’s systems enable laboratory class performance in a mobile, inexpensive format, extending testing beyond high volume sites to physician office labs, retail clinics, emerging markets and the home, where immediate results are critical to patient care. Alverix and Becton, Dickinson (“BD”) have co-developed and BD is commercializing a proprietary point-of-care system that improves near patient infectious-disease diagnoses. In 2012, BD received 510(k) clearance from the FDA for nasopharyngeal wash, aspirate and swab in transport media specimens on the BD VeritorTM System for Rapid Detection Flu A + B and respiratory syncytial virus. Alverix remains focused on growing its point-of-care platform business through co-development of near patient test systems with select partners and through development of its own systems. www.alverix.com

Crescendo Bioscience, Inc.	(Safeguard Ownership: 12.6%)

Headquartered in San Francisco, California, Crescendo Bioscience is a molecular diagnostics company that is currently focused on improving the treatment of rheumatoid arthritis (“RA”), a debilitating, chronic inflammatory disease characterized by bone erosions and cartilage degradation. Current tools for assessing the status of RA in individual cases are largely subjective, imprecise and cumbersome to administer in daily practice. Working with collaborators from academic medical institutions, Crescendo Bioscience is building a comprehensive understanding of the underlying biology of RA, including the characterization of protein, gene expression and genetic biomarkers, to provide molecular analysis of the disease to help guide the treatment of individual patients. Through its lead product, VectraTM DA, Crescendo Bioscience is establishing long-term relationships with clinicians to help improve outcomes throughout the continuum of care. All testing is performed at Crescendo Bioscience’s own specialized, CLIA-certified laboratory. www.crescendobio.com

Good Start Genetics, Inc.	(Safeguard Ownership: 30.0%)

Headquartered in Cambridge, Massachusetts, Good Start Genetics is a molecular diagnostic company that has developed more accurate and comprehensive pre-pregnancy genetic tests. Launched in 2012, Good Start Genetics’ GoodStart SelectTM, developed in a CLIA- and CAP- approved laboratory, represents a menu of carrier screening tests that detect more disease-causing mutations among all society-recommended diseases than other routine screening tests. Currently, Good Start Genetics offers tests for all 23 diseases/disorders recommended for screening by medical societies. Good Start Genetics’ next-generation DNA sequencing technology combined with other technologies, results in higher detection rates regardless of ethnicity. www.goodstartgenetics.com

Medivo, Inc.	(Safeguard Ownership: 30.0%)

Headquartered in New York, New York, Medivo is a health monitoring company dedicated to helping save and improve lives through faster and easier access to quality healthcare. Medivo collects and organizes clinical and symptom data from laboratories and mobile applications, and delivers easy-to-interpret reports to physicians that help them provide better care. Medivo enables patients to better manage their health and have more meaningful interactions with their doctors through access to testing and mobile symptom monitoring tools, easy-to-understand explanations of lab results, and relevant education information. www.medivo.com

NovaSom, Inc.	(Safeguard Ownership: 30.3%)

Headquartered in Glen Burnie, Maryland, NovaSom provides diagnostic devices and services for home testing and evaluation of sleep-disordered breathing, including obstructive sleep apnea (“OSA”). NovaSom’s Home Sleep Test is a portable, FDA-approved instrument that can detect OSA at home for patient convenience and enhanced accuracy. NovaSom’s home service delivery model, combined with a cloud-based portal technology, connects NovaSom with physicians, therapy providers and payers to achieve alignment in patient preference, cost and quality objectives. www.novasom.com

NuPathe Inc. (NASDAQ: PATH)	(Safeguard Ownership: 17.8%)

Headquartered in Conshohocken, Pennsylvania, NuPathe is a specialty pharmaceutical company focused on innovative neuroscience solutions for diseases of the central nervous system, including neurological and psychiatric disorders. NuPathe’s lead product, ZecuityTM (sumatriptan iontophoretic transdermal system), has been approved by the FDA for the acute treatment of migraine with or without aura in adults. Zecuity is expected to be available by prescription in the fourth quarter of 2013. In addition to Zecuity, NuPathe has two proprietary product candidates based on its LADTM, or Long-Acting Delivery, biodegradable implant technology that allows delivery of therapeutic levels of medication over a period of months with a single dose. NP201, for the continuous symptomatic treatment of Parkinson’s disease, utilizes a leading FDA-approved dopamine agonist, ropinirole, and is being developed to provide up to two months of continuous delivery. NP202, for the long-term treatment of schizophrenia and bipolar disorder, is being developed to address the long-standing problem of patient noncompliance by providing three months of continuous delivery of risperidone, an atypical antipsychotic. NuPathe is seeking development partners for these two product candidates. www.nupathe.com

PixelOptics, Inc.	(Safeguard Ownership: 24.6%)

Headquartered in Roanoke, Virginia, PixelOptics is a medical technology company that developed and has begun to commercialize emPower!, an electronically focusing prescription eyewear product. emPower! uses dynamic technology to change focus automatically and silently, without moving parts, reducing or eliminating perceived distortion and other limitations associated with multifocal lenses. Initially targeted for those individuals with presbyopia, a condition where the eye exhibits a progressively diminished ability to focus on near objects with age, these glasses change automatically to enable a patient to see near or far. PixelOptics expects to roll out its second generation eyewear in 2013. www.pixeloptics.com

Putney, Inc.	(Safeguard Ownership: 27.6%)

Headquartered in Portland, Maine, Putney is a specialty pharmaceutical company developing high-quality, cost-effective generic medicines for pets. Putney’s mission is to partner with veterinary practices to provide high quality medicines that meet pet medical needs and offer cost-effective alternatives for pet owners. Putney’s ongoing investment in research and development is focused on creating the next generation of generic veterinary products based on inputs from companion animal veterinarians and its industry partners. www.putneyvet.com

Sotera Wireless, Inc.	(Safeguard Ownership: 7.7%)

Headquartered in San Diego, California, Sotera Wireless is a medical device company that has developed a new wireless patient monitoring platform called ViSi Mobile®. Sotera’s ViSi Mobile platform is a comprehensive vital signs monitoring system that is designed to keep clinicians connected to their patients, whether in or out of bed, or while in transport—“monitoring in motion.” www.soterawireless.com

TECHNOLOGY PARTNER COMPANIES

AppFirst, Inc.	(Safeguard Ownership: 35.0%)

Headquartered in New York, New York, AppFirst is a cloud-based application performance monitoring solution that provides visibility into critical, top-line business metrics. Through its SaaS-based DevOps Dashboard, AppFirst captures detailed information from an entire application stack, including millions of infrastructure, application and business metrics, aggregates them and then correlates them in a single, big data repository that eliminates the need for users to search for data in multiple places. Data is collected continuously to provide customers with visibility into their entire infrastructure and every application running in production, delivering actionable data and bringing overall system management to a higher level of efficiency. www.appfirst.com

Beyond.com, Inc.	(Safeguard Ownership: 38.3%)

Headquartered in King of Prussia, Pennsylvania, Beyond.com is a career network that is focused on helping people grow and succeed professionally. By connecting job seekers and employers through 70 unique career channels and 2,000 industry and regional communities, Beyond.com is changing the way job searching is done and helping people build relationships around the world. Through powerful communication tools and a personalized online Career Portfolio, members have an online presence and access to job search functions, networking features, statistics and social and industry research. www.beyond.com

Bridgevine, Inc.	(Safeguard Ownership: 21.7%)

Headquartered in Vero Beach, Florida, Bridgevine is a performance-based digital marketing company that delivers superior online customer acquisition by bringing together in-market audiences with relevant partner brands. Bridgevine’s proprietary SaaS platform powers consumer interactions with major brands, as well as integrates with online and legacy applications for Fortune 500 clients. Over the course of Bridgevine’s partnership, these solutions have delivered more than $2.5 billion in revenue to enterprise customers such as Comcast, AT&T, Time Warner Cable, CenturyLink, Constellation Energy and DIRECTV. www.bridgevine.com

DriveFactor, Inc.	(Safeguard Ownership: 35.4%)

Headquartered in Richmond, Virginia, DriveFactor provides insurance companies with a turn-key software platform that enables usage based insurance (“UBI”) programs. DriveFactor has created an elegant UBI platform that is statistically more predictive and financially more attractive for insurance companies to implement, as well as a privacy-sensitive, financially equitable offering for consumers. DriveFactor’s telematics platform offers real-time access to driving data and the ability to set different data gathering parameters for individual devices. It thus makes it easier for insurance companies to identify responsible drivers, communicate with their customers, and implement successful usage-based insurance programs. DriveFactor is currently available in the United States, Canada and Europe. www.drivefactor.com

Hoopla Software, Inc.	(Safeguard Ownership: 25.3%)

Headquartered in San Jose, California, Hoopla Software has developed a complete performance optimization system designed to steer the actions and behaviors of employees. Hoopla’s platform leverages enterprise data, advanced game mechanics and sophisticated communication tools to cultivate a high performance culture and drive results. Hoopla’s SaaS applications are licensed for a subscription fee and are available on the Salesforce.com AppExchange. www.hoopla.net

Lumesis, Inc.	(Safeguard Ownership: 31.6%)

Headquartered in Stamford, Connecticut, Lumesis is a SaaS, cloud-based financial technology company dedicated to delivering software solutions and comprehensive timely data to the fixed income municipal marketplace. Through sophisticated analytical tools, real-time alerts, proprietary visualization technology and content-rich reporting, Lumesis’ DIVER solutions allow professionals across the municipal market to easily identify portfolio risks and opportunities, improve customer satisfaction, ensure compliance and enable growth. www.lumesis.com

MediaMath, Inc.	(Safeguard Ownership: 22.2%)

Headquartered in New York, New York, MediaMath provides enterprise-class technology and services to advertisers and their agencies to make more efficient, effective and profitable marketing decisions. The MediaMath buying platform, TerminalOne, provides advertising agencies and brands with the technology and back office services to trade effectively across all digital advertising channels. It includes a common interface and workflow, data management layer that integrates marketer and third-party data, sophisticated algorithms and bid optimization, and deep relationships with over a dozen major sources of quality supply. The company serves billions of highly targeted ads per month on behalf of dozens of top-tier agencies, including all of the major agency holding companies. www.mediamath.com

Pneuron, Inc.	(Safeguard Ownership: 27.6%)

Headquartered in Woburn, Massachusetts, Pneuron helps Fortune 5000 enterprise companies reduce the time and cost of application development by building solutions across heterogeneous databases, and applications. Pneuron’s lightweight, cloud-ready enterprise-class platform provides a suite of high-performance “pneurons” that enables enterprises to build, deploy and manage distributed analytics, applications and operating models directly against source systems and centrally integrate insights. Instead of bringing all the data, IP and assets into one place, then analyzing it, Pneuron takes the analytics to the data. This approach eliminates the need for large costly failure-prone systems and data integration projects. Pneuron is initially focused on some of the most pressing and complex areas of financial services, including global regulations, risk, conversion management and revenue generation. However, the company is already starting to gain traction in insurance and healthcare with emerging partnerships. www.pneuron.com

Spongecell, Inc.	(Safeguard Ownership: 23.1%)

Headquartered in New York, New York, Spongecell is an advertising technology company that transforms standard online ads into dynamic ads with rich media-like functionality. Rich media ads are superior to standard banner ads in that they engage audiences longer, use no more real estate than a standard banner ad, and keep users on the publisher’s page. The company works with creative and media agencies to serve engaging campaigns for global brand advertisers. www.spongecell.com

ThingWorx, Inc.	(Safeguard Ownership: 39.8%)

Headquartered in Exton, Pennsylvania, ThingWorx provides the first software application platform designed for today’s connected world. The ThingWorx platform combines the key functionality of Web 2.0, search, and social collaboration, and applies it to the world of “things,” including connected products, machines, sensors, and industrial equipment. Businesses use the ThingWorx platform to rapidly deliver innovative applications and connected solutions across markets ranging from manufacturing, energy, and food, to machine-to-machine remote monitoring and service, as well as in emerging “Internet of Things” applications, including smart cities, smart grid, agriculture, and transportation. www.thingworx.com

Other Initiatives To Expand our Platform

It is our stated intention to continue to develop, grow and extend our capital deployment and business building platform by leveraging our core capabilities. These initiatives may take the form of: i) considering partner companies in additional sectors; ii) making a concerted effort to deploy debt capital to our partner companies or to other borrowers; and/or iii) managing the deployment of capital other than that which originates on our balance sheet.

During 2011, we acquired a 36% ownership interest in Penn Mezzanine, a mezzanine lending enterprise. We expect to deploy an aggregate of $30 million to this relationship. In addition to this capital, Penn Mezzanine funds its lending activities by raising capital from third-party limited partners. Penn Mezzanine provides junior capital and operational support to growth stage businesses. We participate in the subordinated loans and other forms of junior capital provided by Penn Mezzanine. Our relationship with Penn Mezzanine provides us with current interest income earned through our participations in their funding activities. Through Penn Mezzanine we also augment our capabilities as a provider of growth capital and participate in the management of external sources of capital. Through our ownership interest in Penn Mezzanine we expect to benefit from the management fee income and profit participation of the Penn Mezzanine enterprise. This endeavor offers another form of capital to our existing partner companies, our potential partner companies and to other borrowers. In connection with its lending efforts, Penn Mezzanine leverages the due diligence and industry expertise of Safeguard’s management. Safeguard has the opportunity to augment Penn Mezzanine’s pipeline of lending opportunities and Penn Mezzanine is a potential source for equity capital deployments for Safeguard.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

Information on operating income (loss), equity income (loss) and net income (loss) from continuing operations for each operating segment of Safeguard’s business for each of the three years in the period ended December 31, 2012 and assets as of December 31, 2012 and 2011 is contained in Note 16 to the Consolidated Financial Statements.

OTHER INFORMATION

The operations of Safeguard and its partner companies are subject to environmental laws and regulations. Safeguard does not believe that expenditures relating to those laws and regulations will have a material adverse effect on the business, financial condition or results of operations of Safeguard.

AVAILABLE INFORMATION

Safeguard is subject to the informational requirements of the Securities Exchange Act of 1934, as amended. Therefore, we file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with, and furnish other reports to, the Securities and Exchange Commission (“SEC”). You can read and copy such documents at the SEC’s public reference facilities in Washington, D.C., New York, New York and Chicago, Illinois. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. Such material may also be accessed electronically by means of the SEC’s home page on the Internet at www.sec.gov or through Safeguard’s Internet website at www.safeguard.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) also may be obtained free of charge, upon written request to: Investor Relations, Safeguard Scientifics, Inc., 435 Devon Park Drive, Building 800, Wayne, Pennsylvania 19087.

The Internet website addresses for Safeguard and its partner companies are included in this report for identification purposes. The information contained therein or connected thereto is not intended to be incorporated into this Annual Report on Form 10-K.

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

Our consolidated financial results also may vary significantly based upon which, if any, of our partner companies are included in our Consolidated Financial Statements.

Our business model does not rely upon, or plan for, the receipt of operating cash flows from our partner companies. Our partner companies generally provide us with no cash flow from their operations. We rely on cash on hand, liquidity events and our ability to generate cash from capital raising activities to finance our operations.

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

We hold significant positions in our partner companies. Consequently, if we were to divest all or part of our holdings in a partner company, we may have to sell our interests at a relative discount to a price which may be received by a seller of a smaller portion. For partner companies with publicly traded stock, we may be unable to sell our holdings at then-quoted market prices. For instance, the trading volume and public float in the common stock of NuPathe, a publicly traded partner company, is small relative to our holdings. As a result, any significant open-market divestiture by us of our holdings in this partner company, if possible at all, would likely have a material adverse effect on the market price of its common stock and on our proceeds from such a divestiture. Additionally, we may not be able to take our partner companies public as a means of monetizing our position or creating shareholder value.

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

The Investment Company Act of 1940 regulates companies which are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. Under the Investment Company Act, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. We refer to this test as the “40% Test.” Securities issued by companies other than consolidated partner companies are generally considered “investment securities” for purposes of the Investment Company Act, unless other circumstances exist which actively involve the company holding such interests in the management of the underlying company. We are a company that partners with growth-stage companies to build value; we are not engaged primarily in the business of investing, reinvesting or trading in securities. We are in compliance with the 40% Test. Consequently, we do not believe that we are an investment company under the Investment Company Act.

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

Events in the United States and international capital markets, debt markets and economies may negatively impact our ability to pursue certain tactical and strategic initiatives, such as accessing additional public or private equity or debt financing for us or for our partner companies and selling our interests in partner companies on terms acceptable to us and in time frames consistent with our expectations.

We cannot provide assurance that material weaknesses in our internal control over financial reporting will not be identified in the future.

We cannot assure you that material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in a material weakness, or could result in material misstatements in our Consolidated Financial Statements. These misstatements could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and/or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

There is intense competition in the technology and healthcare marketplaces, and we expect competition to intensify in the future. Our business, financial condition, results of operations and prospects for growth will be materially adversely affected if our partner companies are not able to compete successfully. Many of the present and potential competitors may have greater financial, technical, marketing and other resources than those of our partner companies. This may place our partner companies at a disadvantage in responding to the offerings of their competitors, technological changes or changes in client requirements. Also, our partner companies may be at a competitive disadvantage because many of their competitors have greater name recognition, more extensive client bases and a broader range of product offerings. In addition, our partner companies may compete against one another.

The success or failure of many of our partner companies is dependent upon the ultimate effectiveness of newly-created information technologies, medical devices, healthcare diagnostics, etc.

Our partner companies’ business strategies are often highly dependent upon the successful launch and commercialization of an innovative information technology, medical device, healthcare diagnostic, or similar device or technology. Despite all of our efforts to understand the research and development underlying the innovation or creation of such technologies before we deploy capital into a partner company, sometimes the performance of the technology or device does not match our expectations or those of our partner company. In those situations, it is likely that we will incur a partial or total loss of the capital which we deployed in such partner company.

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

The healthcare and technology marketplaces are characterized by:

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

We cannot be certain that our partner companies will be able to obtain additional financing on favorable terms when needed, if at all. Because our resources and our ability to raise capital are not unlimited, we may not be able to provide partner companies with sufficient capital resources to enable them to reach a cash-flow positive position, even if we wish to do so. General economic disruptions and downturns may also negatively affect the ability of some of our partner companies to fund their operations from other stockholders and capital sources. We also may fail to accurately project the capital needs of partner companies. If partner companies need capital but are not able to raise capital from us or other outside sources, then they may need to cease or scale back operations. In such event, our interest in any such partner company will become less valuable.

Economic disruptions and downturns may negatively affect our partner companies’ plans and their results of operations.

Many of our partner companies are largely dependent upon outside sources of capital to fund their operations. Disruptions in the availability of capital from such sources will negatively affect the ability of such partner companies to pursue their business models and will force such companies to revise their growth and development plans accordingly. Any such changes will, in turn, negatively affect our ability to realize the value of our capital deployments in such partner companies.

In addition, downturns in the economy as well as possible governmental responses to such downturns and/or to specific situations in the economy could affect the business prospects of certain of our partner companies, including, but not limited to, in the following ways: weaknesses in the financial services industries; reduced business and/or consumer spending; and/or systemic changes in the ways the healthcare system operates in the United States.

Some of our partner companies may be unable to protect their proprietary rights and may infringe on the proprietary rights of others.

Our partner companies assert various forms of intellectual property protection. Intellectual property may constitute an important part of partner company assets and competitive strengths. Federal law, most typically copyright, patent, trademark and trade secret laws, generally protects intellectual property rights. Although we expect that our partner companies will take reasonable efforts to protect the rights to their intellectual property, third parties may develop similar intellectual property independently. Moreover, the complexity of international trade secret, copyright, trademark and patent law, coupled with the limited resources of our partner companies and the demands of quick delivery of products and services to market, create a risk that partner company efforts to prevent misappropriation of their technology will prove inadequate.

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

Third parties have and may assert infringement or other intellectual property claims against our partner companies based on their patents or other intellectual property claims. Even though we believe our partner companies’ products do not infringe any third-party’s patents, they may have to pay substantial damages, possibly including treble damages, if it is ultimately determined that they do. They may have to obtain a license to sell their products if it is determined that their products infringe on another person’s intellectual property. Our partner companies might be prohibited from selling their products before they obtain a license, which, if available at all, may require them to pay substantial royalties. Even if infringement claims against our partner companies are without merit, defending these types of lawsuits takes significant time, is expensive and may divert management attention from other business concerns.

Certain of our partner companies could face legal liabilities from claims made against their operations, products or work.

Because manufacture and sale of certain partner company products entail an inherent risk of product liability, certain partner companies maintain product liability insurance. Although none of our current partner companies have experienced any material losses in this regard, there can be no assurance that they will be able to maintain or acquire adequate product liability insurance in the future and any product liability claim could have a material adverse effect on a partner company’s financial stability, revenues and results of operations. In addition, many of the engagements of our partner companies involve projects that are critical to the operation of their clients’ businesses. If our partner companies fail to meet their contractual obligations, they could be subject to legal liability, which could adversely affect their business, operating results and financial condition. Partner company contracts typically include provisions designed to limit their exposure to legal claims relating to their services and products. However, these provisions may not protect our partner companies or may not be enforceable. Also, some of our partner companies depend on their relationships with their clients and their reputation for high-quality services and integrity to retain and attract clients. As a result, claims made against our partner companies’ work may damage their reputation, which in turn could impact their ability to compete for new work and negatively impact their revenue and profitability.

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

Some of our partner companies may be subject to significant environmental, health and safety regulation.

Some of our partner companies may be subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as to the safety and health of manufacturing and laboratory employees. In addition, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety.

Catastrophic events may disrupt our partner companies’ businesses.

Some of our partner companies are highly automated businesses and rely on their network infrastructure, various software applications and many internal technology systems and data networks for their customer support, development, sales and marketing and accounting and finance functions. Further, some of our partner companies provide services to their customers from data center facilities in multiple locations. Some of these data centers are operated by third parties, and the partner companies have limited control over those facilities. A disruption or failure of these systems or data centers in the event of a natural disaster, telecommunications failure, power outage, cyber-attack, war, terrorist attack or other catastrophic event could cause system interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data. Such an event could also prevent the partner companies from fulfilling customer orders or maintaining certain service level requirements, particularly in respect of their SaaS offerings. While certain of our partner companies have developed certain disaster recovery plans and maintain backup systems to reduce the potentially adverse effect of such events, a catastrophic event that resulted in the destruction or disruption of any of their data centers or their critical business or information technology systems could severely affect their ability to conduct normal business operations and, as a result, their business, operating results and financial condition could be adversely affected.

We cannot provide assurance that our partner companies’ disaster recovery plans will address all of the issues they may encounter in the event of a disaster or other unanticipated issue, and their business interruption insurance may not adequately compensate them for losses that may occur from any of the foregoing. In the event that a natural disaster, terrorist attack or other catastrophic event were to destroy any part of their facilities or interrupt their operations for any extended period of time, or if harsh weather or health conditions prevent them from delivering products in a timely manner, their business, financial condition and operating results could be adversely affected.

Risks Related to Our Initiatives to Expand Our Platform

Our involvement in the mezzanine lending industry through our relationship with Penn Mezzanine could expose us to risks that differ from, and may be in addition to, to the risks that otherwise relate to our other business initiatives.

Borrowers may default on their payments, which may have a negative effect on our financial performance.

Through our relationship with Penn Mezzanine, we participate in long-term loans and in equity securities primarily in private middle-market companies, which may involve a high degree of repayment risk. These borrowers may have limited financial resources, may be highly leveraged and may be unable to obtain financing from traditional sources. Numerous factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A borrower’s failure to satisfy financial or operating covenants imposed by Penn Mezzanine or other lenders could lead to defaults and, potentially, termination of its loans or foreclosure on its secured assets, which could trigger cross defaults under other agreements and jeopardize such borrower’s ability to meet its obligations under the participations in loans or debt interests that we hold. In addition, such borrowers may have, or may be permitted to incur, other debt that ranks senior to or equally with our interests. This means that payments on such senior-ranking securities may have to be made before we receive any payments on our interests in subordinated loans or other debt securities. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral and may have a negative effect on our financial results.

We may become subject to additional laws and regulations, including the laws and regulations of other countries, as we engage in platform expansion activities.

In connection with our platform expansion activities, we may manage the deployment of capital that originates other than on our balance sheet, which could include capital originating from international sources. If we were engaged in such activities, we could become subject to additional laws and regulations, including the laws and regulations of countries other than the United States, which could increase our expenses and the costs associated with legal and regulatory compliance as well as the risk of noncompliance.

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

Debt Securities

Our participation in debt instruments and obligations entails normal credit risks (i.e., the risk of non-payment of interest and principal), as well as other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so-called “lender liability” claims by the borrower, and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. A debt instrument or obligation may also be subject to prepayment or redemption at the option of the borrower. Pursuant to rights granted to Penn Mezzanine by borrowers, Penn Mezzanine will often oversee or play a role in the management of its borrowers. If a court were to find that Penn Mezzanine’s influence on the management of a borrower caused the borrower to take actions that were in Penn Mezzanine’s interests and not in the best interests of the creditors and stockholders of the borrower as a whole, the court could cause Penn Mezzanine’s claims, which normally would be subordinated only to any senior debt of the borrower, to be subordinated to the claims of all creditors of the borrower and, in certain circumstances, the claims of the stockholders. Since we participate in the loans and other transactions entered into by Penn Mezzanine, we would be adversely affected by any such circumstance.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters and administrative offices in Wayne, Pennsylvania contain approximately 20,000 square feet of office space in one building. We currently lease our corporate headquarters under a lease expiring October 2014.

Item 3. Legal Proceedings

We, as well as our partner companies, are involved in various claims and legal actions arising in the ordinary course of business. While in the current opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations, no assurance can be given as to the outcome of these lawsuits, and one or more adverse rulings could have a material adverse effect on our consolidated financial position and results of operations, or that of our partner companies. See Note 14 included in “Item 8 – Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for a discussion of ongoing claims and legal actions.

Item 4. Mine Safety Disclosures

Not Applicable

ANNEX TO PART I — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	Executive Officer Since
Stephen T. Zarrilli	51	President, Chief Executive Officer and Director	2008
James A. Datin	50	Executive Vice President and Managing Director	2005
Jeffrey B. McGroarty	43	Senior Vice President – Finance	2012
Brian J. Sisko	52	Executive Vice President and Managing Director	2007

Mr. Zarrilli joined Safeguard as Senior Vice President and Chief Financial Officer in June 2008 and became President and Chief Executive Officer in November 2012. Prior to joining Safeguard, Mr. Zarrilli co-founded, in 2004, the Penn Valley Group, a middle-market management advisory and private equity firm, and served as a Managing Director there until June 2008. He continues to serve as non-executive chairman of the Penn Valley Group. Mr. Zarrilli also served as Acting Senior Vice President, Acting Chief Administrative Officer and Acting Chief Financial Officer of Safeguard from December 2006 to June 2007. Mr. Zarrilli also served as the Chief Financial Officer, from 2001 to 2004, of Fiberlink Communications Corporation, a provider of remote access VPN solutions for large enterprises; as the Chief Executive Officer, from 2000 to 2001, of Concellera Software, Inc., a developer of content management software; as the Chief Executive Officer, from 1999 to 2000, and Chief Financial Officer, from 1994 to 1998, of US Interactive, Inc. (at the time a public company), a provider of Internet strategy consulting, marketing and technology services (US Interactive filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in January 2001); and, previously, with Deloitte & Touche from 1983 to 1994. Mr. Zarrilli is a director and Chairman of the Audit Committee of NutriSystem, Inc.

Mr. Datin joined Safeguard as Executive Vice President and Managing Director in September 2005. Mr. Datin served as Chief Executive Officer of Touchpoint Solutions, Inc., a provider of software that enables customers to develop and deploy applications, content and media on multi-user interactive devices, from December 2004 to June 2005; Group President in 2004, and as Group President, International, from 2001 to 2003, of Dendrite International, a provider of sales, marketing, clinical and compliance solutions and services to global pharmaceutical and other life sciences companies; and Group Director, Corporate Business Strategy and Planning at GlaxoSmithKline, from 1999 to 2001, where he also was a member of the company’s Predictive Medicine Board of Directors that evaluated acquisitions and alliances. His prior experience also includes international assignments with and identifying strategic growth opportunities for E Merck and Baxter. Mr. Datin is a director of NuPathe, Inc.

Mr. McGroarty joined Safeguard as Vice President and Corporate Controller in December 2005, subsequently became Vice President – Finance and Corporate Controller, and has served as Senior Vice President – Finance since November 2012. Prior to joining Safeguard, Mr. McGroarty served as Interim Controller of Cephalon, Inc. from October 2005 to December 2005; Vice President-Financial Planning & Analysis and previously Assistant Controller at Exide Technologies from March 2002 to September 2005; and, previously, with PricewaterhouseCoopers from 1991 to 2001.

Mr. Sisko joined Safeguard as Senior Vice President and General Counsel in August 2007 and became Executive Vice President and Managing Director in November 2012. Prior to joining Safeguard, Mr. Sisko served as Chief Legal Officer, Senior Vice President and General Counsel of Traffic.com (at the time, a public company), a former partner company of Safeguard, from February 2006 until June 2007 (following its acquisition by NAVTEQ Corporation in March 2007); Chief Operating Officer from February 2005 to January 2006 of Halo Technology Holdings, Inc., a public holding company for enterprise software businesses (Halo Technology Holdings filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in August 2007); ran B/T Business and Technology, an advisor and strategic management consultant to a variety of public and private companies, from January 2002 to February 2005; and was a Managing Director from April 2000 to January 2002, of Katalyst, LLC, a venture capital and consulting firm. Mr. Sisko also previously served as Senior Vice President—Corporate Development and General Counsel of National Media Corporation, at the time a New York Stock Exchange-listed multi-media marketing company with operations in 70 countries, and as a partner in the corporate finance, mergers and acquisitions practice group of the Philadelphia-based law firm, Klehr, Harrison, Harvey, Branzburg & Ellers LLP. Mr. Sisko is a director of NuPathe, Inc.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Safeguard’s common stock is listed on the New York Stock Exchange (Symbol: SFE). The high and low sale prices reported within each quarter of 2012 and 2011 were as follows:

	High	Low
Fiscal year 2012:
First quarter	$18.20	$15.42
Second quarter	18.09	14.51
Third quarter	16.49	14.73
Fourth quarter	16.22	13.15
Fiscal year 2011:
First quarter	$21.35	$16.25
Second quarter	20.99	17.11
Third quarter	19.08	13.02
Fourth quarter	18.26	13.88

The high and low sale prices reported in the first quarter of 2013 through March 7, 2013 were $15.93 and $14.51, respectively, and the last sale price reported on March 7, 2013, was $15.59. No cash dividends have been declared in any of the years presented, and Safeguard has no present intention to declare cash dividends.

As of March 7, 2013, there were approximately 20,500 beneficial holders of Safeguard’s common stock.

The following graph compares the cumulative total return on $100 invested in our common stock for the period from December 31, 2007 through December 31, 2012 with the cumulative total return on $100 invested for the same period in the Russell 2000 Index and the Wilshire 4500 Index. In light of the diverse nature of Safeguard’s business and based on our assessment of available published industry or line-of-business indices, we determined that no single industry or line-of-business index would provide a meaningful comparison to Safeguard. Further, we did not believe that we could readily identify an appropriate group of industry peer companies for this comparison. Accordingly, under SEC rules, we selected the Wilshire 4500 Index, a published market index in which the median market capitalization of the included companies is similar to our own. Safeguard’s common stock is included as a component of the Russell 2000 and Wilshire 4500 indices.

•	Assumes reinvestment of dividends. We have not distributed cash dividends during this period.

•	Assumes an investment of $100 on December 31, 2007.

Issuer Purchases of Equity Securities1

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 to November 30, 2012	1,800	$14.2657	NA	NA

[1]

The purchases reported in this table were open market purchases made by an individual who may be considered an affiliated purchaser of the Registrant under Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

Item 6. Selected Consolidated Financial Data

The following table sets forth our selected consolidated financial data for the five-year period ended December 31, 2012. The selected consolidated financial data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included in this report. The historical results presented herein may not be indicative of future results. During the five-year period ended December 31, 2012, certain consolidated partner companies, or components thereof, were sold. These businesses are reflected in discontinued operations through their respective disposal dates: Acsis, Inc., Alliance Consulting Group Associates, Inc. and Laureate Pharma, Inc. (May, 2008). The accounts of Clarient, Inc. are included in continuing operations through May 14, 2009, the date of its deconsolidation.

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$66,029	$83,187	$183,419	$67,347	$75,051
Short-term marketable securities	110,957	158,098	42,411	39,066	14,701
Long-term marketable securities	29,059	16,287	—	—	—
Restricted cash equivalents	10	12,265	16,774	—	—
Cash held in escrow	6,434	6,433	6,434	6,910	6,934
Working capital	178,577	245,420	197,769	105,983	88,400
Total assets	374,144	406,636	336,545	282,099	232,402
Convertible senior debentures	48,991	45,694	75,919	78,225	86,000
Long-term debt, net of current portion	—	—	—	—	345
Other long-term liabilities	3,921	4,146	5,311	5,461	9,600
Total equity	313,971	348,280	246,431	190,507	104,710

Consolidated Statements of Operations Data

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands except per share amounts)
Revenue	$—	$—	$—	$34,839	$73,736
Operating Expenses:
Cost of sales	—	—	—	13,811	33,007
Selling, general and administrative	19,473	21,168	20,847	37,214	60,744

Total operating expenses	19,473	21,168	20,847	51,025	93,751

Operating loss	(19,473)	(21,168)	(20,847)	(16,186)	(20,015)
Other income (loss), net	9,338	(6,145)	74,809	108,881	10,280
Interest income	2,926	1,424	718	480	3,097
Interest expense	(5,636)	(5,971)	(5,737)	(3,164)	(4,732)
Equity income (loss)	(26,517)	142,457	(22,334)	(23,227)	(34,697)

Net income (loss) from continuing operations before income taxes	(39,362)	110,597	26,609	66,784	(46,067)
Income tax benefit (expense)	—	—	—	14	24

Net income (loss) from continuing operations	(39,362)	110,597	26,609	66,798	(46,043)
Income (loss) from discontinued operations, net of tax	—	—	—	1,975	(9,620)

Net income (loss)	(39,362)	110,597	26,609	68,773	(55,663)
Net (income) loss attributable to noncontrolling interest	—	—	—	(1,163)	3,650

Net income (loss) attributable to Safeguard Scientifics, Inc.	$(39,362)	$110,597	$26,609	$67,610	$(52,013)

Basic Income (Loss) Per Share:
Net income (loss) from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$(1.88)	$5.33	$1.30	$3.26	$(2.10)
Net income (loss) from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	—	—	0.07	(0.46)

Net income (loss) attributable to Safeguard Scientifics, Inc. common shareholders	$(1.88)	$5.33	$1.30	$3.33	$(2.56)

Shares used in computing basic income (loss) per share	20,974	20,764	20,535	20,308	20,326

Diluted Income (Loss) Per Share:
Net income (loss) from continuing operations attributable to Safeguard Scientifics, Inc. common shareholders	$(1.88)	$4.74	$1.24	$3.08	$(2.10)
Net income (loss) from discontinued operations attributable to Safeguard Scientifics, Inc. common shareholders	—	—	—	0.06	(0.46)

Net income (loss) attributable to Safeguard Scientifics, Inc. common shareholders	$(1.88)	$4.74	$1.24	$3.14	$(2.56)

Shares used in computing diluted income (loss) per share	20,974	24,522	21,507	22,383	20,326

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Safeguard Scientifics, Inc. (“Safeguard” or “we”), the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially, include, among others, managing rapidly changing technologies, limited access to capital, competition, the ability to attract and retain qualified employees, risks associated with the development and commercialization of innovative technologies, etc., the ability to execute our strategy, the uncertainty of the future performance of our partner companies, acquisitions and dispositions of companies, the inability to manage growth, compliance with government regulation and legal liabilities, additional financing requirements, labor disputes and the effect of economic conditions in the business sectors in which our partner companies operate, all of which are discussed in Item 1A. “Risk Factors.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

Overview

Safeguard’s charter is to build value in growth-stage businesses by providing capital as well as strategic, operational and management resources. Safeguard participates in expansion financings, corporate spin-outs, buyouts, recapitalizations, industry consolidations and early-stage financings. Our vision is to be the preferred catalyst to build great companies across diverse capital platforms.

We strive to create long-term value for our shareholders by helping partner companies increase their market penetration, grow revenue and improve cash flow. Safeguard focuses principally on companies with initial capital requirements between $5 million and $15 million, and follow-on financings between $5 million and $10 million, with a total anticipated deployment of up to $25 million from Safeguard. In addition, Safeguard principally targets companies that operate in two sectors:

Healthcare — companies focused on medical technology (“MedTech”), including diagnostics and devices; healthcare technology (“HealthTech”); and specialty pharmaceuticals. Within these areas, Safeguard targets companies that have lesser regulatory risk and have achieved or are near commercialization; and

Technology — companies focused on digital media; financial technology (“FinTech”); and Enterprise 3.0, which includes mobile technology, cloud, the “Internet of Things” and big data. Within these areas, Safeguard targets companies that have transaction-enabling applications with a recurring revenue stream.

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

Consolidation Method. We account for partner companies in which we maintain a controlling financial interest, generally those in which we directly or indirectly own more than 50% of the outstanding voting securities, using the consolidation method of accounting. Upon consolidation of our partner companies, we reflect the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company as a non-controlling interest in the Consolidated Balance Sheet. The non-controlling interest is presented within equity, separately from the equity of the parent company. Losses attributable to the parent company and the non-controlling interest may exceed their interest in the subsidiary’s equity. As a result, the non-controlling interest shall continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance as of each balance sheet date. Revenue, expenses, gains, losses, net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the parent company’s common shareholders and the non-controlling interest. As of December 31, 2012 and for each of the three years in the period then ended, we did not hold a controlling interest in any of our partner companies.

Fair Value Method. We account for our holdings in NuPathe, a publicly traded partner company, under the fair value method of accounting. We accounted for our holdings in Clarient, formerly a publicly traded partner company, under the fair value method of accounting following its deconsolidation in 2009 and through the date of the sale of our remaining interest in Clarient in December 2010. Unrealized gains and losses on the mark-to-market of our holdings in fair value method companies and realized gains and losses on the sale of any holdings in fair value method are recognized in Other income (loss), net in the Consolidated Statements of Operations.

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

Available-for-Sale Securities. We account for our ownership interest in Tengion, Inc. as available-for-sale securities. Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of equity. Unrealized losses are charged against net income (loss) when a decline in the fair value is determined to be other than temporary.

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

Impairment of Ownership Interests In and Advances to Partner Companies and Funds

On a periodic basis, but no less frequently than at the end of each quarter, we evaluate the carrying value of our equity and cost method partner companies and available-for-sale securities for possible impairment based on achievement of business plan objectives and milestones, the financial condition and prospects of the company, market conditions and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. We then determine whether there has been an other than temporary decline in the value of our ownership interest in the company or value of available-for-sale securities. Impairment to be recognized is measured as the amount by which the carrying value of an asset exceeds its fair value. The adjusted carrying value of a partner company is not increased if circumstances suggest the value of the partner company has subsequently recovered.

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

Total impairment charges related to ownership interests in and advances to our equity and cost method partner companies and funds and available-for-sale securities were as follows:

	Year Ended December 31,
Accounting Method	2012	2011	2010
	(In millions)
Equity	$5.0	$7.1	$4.8
Cost	0.4	—	2.1
Available-for-sale	0.3	7.5	1.1

Total	$5.7	$14.6	$8.0

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

On a quarterly basis, we evaluate the carrying value of each loan participation receivable for impairment. A loan participation receivable is considered impaired when it is probable that we will be unable to collect all amounts (principal and interest) due according to the contractual terms of the participation agreement and related agreements with the borrowers. We maintain an allowance to provide for estimated loan losses based on evaluating known and inherent risks in the loans. The allowance is provided based upon our analysis of the pertinent factors underlying the quality of the loans. These factors include an analysis of the financial condition of the borrowers, delinquency levels, actual loan loss experience, current economic conditions and other relevant factors. Our analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. We do not accrue interest when a loan is considered impaired. All cash receipts from impaired loans are applied to reduce the original principal amount of such loan, until the principal has been fully recovered and would be recognized as interest income thereafter. The allowance for loan losses at December 31, 2012 and 2011 was $2.0 million and $0.0 million, respectively.

Equity Participations

Our participation in equity interests acquired by Penn Mezzanine is accounted for under the cost method of accounting. On a quarterly basis, we evaluate the carrying value of our participation in these equity interests for possible impairment based on achievement of business plan objectives and milestones, the fair value the equity interest relative to its carrying value, the financial condition and prospects of the underlying company and other relevant factors. Our participating interests in equity interests acquired by Penn Mezzanine are included in Other assets on the Consolidated Balance Sheets.

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

Commitments and Contingencies

From time to time, we are a defendant or plaintiff in various legal actions which arise in the normal course of business. Additionally, we have received distributions as both a general partner and a limited partner from private equity funds. In certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a fund for a further distribution to such fund’s limited partners (“clawback”). We are also a guarantor of various third-party obligations and commitments and are subject to the possibility of various loss contingencies arising in the ordinary course of business (see Note 14 to our Consolidated Financial Statements). We are required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease our earnings in the period the changes are made.

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

Results of Operations

In the fourth quarter of 2012, we expanded our focus within the former Life Sciences segment to include companies in the HealthTech sector and have renamed that segment “Healthcare”. The HealthTech sector had previously been included in our Technology segment. As a result of the change, our reportable operating segments are now Healthcare, Technology and Penn Mezzanine. AdvantEdge Healthcare Solutions, a provider of physician billing and practice management services and software, which had previously been reported within the Technology segment, is now reported under the Healthcare segment. As a result of the change, we have restated our previously reported segment disclosure information, to include the results of AdvantEdge Healthcare Solutions within the Healthcare segment.

In August 2011, we acquired a 36% ownership interest in Penn Mezzanine for $3.9 million. Penn Mezzanine is a mezzanine lender focused on lower middle-market, Mid-Atlantic companies. Our acquired interest in Penn Mezzanine is part of a broader effort to expand our capital deployment capabilities. Our purchase of the ownership interest enables us to participate in mezzanine loan and equity interests initiated by Penn Mezzanine. We expect to deploy up to an additional $26.1 million (including $13.9 million deployed through the end of 2012) over a several year period in mezzanine opportunities alongside existing and future Penn Mezzanine funds.

In December 2010, Clarient, Inc. (formerly a publicly traded partner company) was acquired by GE Healthcare, Inc. We accounted for our retained interest in Clarient at fair value with unrealized gains and losses on the mark-to-market of our Clarient holdings and realized gains and losses on the sale of any of our Clarient holdings included in Other income (loss), net in the Consolidated Statements of Operations. The mark-to-market activity associated with Clarient and the gain recorded upon its disposition is included in the Healthcare segment.

The results of operations of all of our partner companies are reported in our Healthcare and Technology segments. The Healthcare and Technology segments also include the gain or loss on the sale of respective partner companies.

Our management evaluates the Healthcare and Technology segments’ performance based on equity income (loss) which is based on the number of partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies and Other income or loss associated with cost method partner companies.

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

The following tables reflect our consolidated operating data by reportable segment. Segment results include our share of income or losses for entities accounted for under the equity method, when applicable. Segment results also include impairment charges and gains or losses related to the disposition of partner companies. All significant inter-segment activity has been eliminated in consolidation. Our operating results, including net income (loss) before income taxes by segment, were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Healthcare	$(6,660)	$114,063	$69,972
Technology	(119)	21,478	(9,822)
Penn Mezzanine	(1,136)	139	—

Total segments	(7,915)	135,680	60,150

Other items:
Corporate operations	(31,447)	(25,083)	(33,541)
Income tax benefit (expense)	—	—	—

Total other items	(31,447)	(25,083)	(33,541)

Net income (loss)	$(39,362)	$110,597	$26,609

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

As previously stated, throughout this document, we use the term “partner company” to generally refer to those companies in which we have an economic interest and in which we are actively involved influencing development, usually through board representation in addition to our equity ownership.

The following listings of our Healthcare and Technology partner companies omit companies in which we have since sold our interest or which we no longer consider to be active partner companies, because we no longer actively influence the operations of such entities. We also omit partner companies in which we acquired an interest subsequent to December 31, 2012.

Healthcare

The following active partner companies as of December 31, 2012 were included in Healthcare:

	Safeguard Primary Ownership as of December 31,
Partner Company	2012	2011	2010	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.2%	40.2%	40.2%	Equity
Alverix, Inc.	49.2%	49.6%	49.6%	Equity
Crescendo Bioscience, Inc.	12.6%	NA	NA	Cost
Good Start Genetics, Inc.	30.0%	26.3%	26.3%	Equity
Medivo, Inc.	30.0%	30.0%	NA	Equity
NovaSom, Inc.	30.3%	30.3%	NA	Equity
NuPathe, Inc.	17.8%	17.8%	18.1%	Fair value (1)
PixelOptics, Inc.	24.6%	24.7%	NA	Equity
Putney, Inc.	27.6%	27.6%	NA	Equity

(1)	Our ownership interest in NuPathe was accounted for as available-for-sale securities following NuPathe’s completion of an initial public offering in August 2010. On October 23, 2012, we participated in a private placement of NuPathe preferred stock units, and in conjunction with this financing, we placed two persons on NuPathe’s board of directors. As a result, we determined that we exercised significant influence over NuPathe which made the equity method of accounting applicable to our ownership interests. Instead, we elected the fair value option beginning on that date. Prior to August 2010, we accounted for NuPathe under the equity method.

Results for the Healthcare segment were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Other income (loss), net	$19,884	$(7,236)	$82,444
Equity income (loss)	(26,544)	121,299	(12,472)

Net income (loss)	$(6,660)	$114,063	$69,972

Year ended December 31, 2012 versus year ended December 31, 2011

Other Income (Loss), Net. Other income (loss), net increased $27.1 million for the year ended December 31, 2012, compared to the prior year period. Other income (loss), net for the year ended December 31, 2012 reflected an $11.0 million unrealized gain on the mark-to-market of our holdings in NuPathe accounted for under the fair value option, a $3.4 million gain recorded in connection with the expiration of the escrow period associated with the sale of former partner company Avid Radiopharmaceuticals, Inc. (“Avid”) to Eli Lilly and Company in December 2010, as well as a $5.6 million gain related to an additional payment received upon the achievement of the initial milestone associated with the Avid transaction. These gains were partially offset by an impairment charge of $0.3 million on our holdings in Tengion, Inc. The loss in 2011 primarily related to impairment charges of $5.9 million and $1.5 million on our holdings in NuPathe and Tengion, respectively.

Equity Income (Loss). Equity income (loss) fluctuates with the number of Healthcare partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity of the partner company or we have outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag basis.

Equity income (loss) for our Healthcare segment decreased $147.8 million for the year ended December 31, 2012, compared to the prior year period. The prior year period included a gain of $129.3 million on the sale of Advanced BioHealing, Inc. to Shire plc in June 2011. The prior year also included the equity net income of Advanced BioHealing. The year ended December 31, 2012 includes impairment charges totaling $5.0 million related to PixelOptics, Inc. The impairment was based upon launch delays and related supply chain issues that PixelOptics is addressing, as well as the pricing of a transaction between other institutional shareholders in PixelOptics. The remaining decrease was primarily due to an increase in the number of partner companies included in the Healthcare segment, all of which incurred net losses as well as larger losses, compared to the prior year period for certain companies within the Healthcare segment.

Year ended December 31, 2011 versus year ended December 31, 2010

Other Income (Loss), Net. Other income (loss), net decreased $89.7 million for the year ended December 31, 2011 compared to the prior year. The loss in 2011 primarily related to impairment charges of $5.9 million and $1.5 million on our holdings in NuPathe and Tengion, respectively. The income in 2010 primarily related to a $43.0 million gain on the sale of Clarient to GE Healthcare Inc., a $20.3 million gain on the sale of Avid and unrealized gains of $22.4 million on the mark-to-market of our holdings in Clarient prior to its sale, partially offset by $3.2 million in impairment charges associated with our holdings in Tengion, including amounts recognized both when Tengion was classified as a cost method partner company and when Tengion was classified as available-for-sale securities.

Equity Income (Loss). Equity income (loss) for Healthcare increased $133.8 million for the year ended December 31, 2011 compared to the prior year. In 2011, we recognized a gain of $129.3 million on the sale of Advanced BioHealing. The remainder of the increase was attributable to smaller losses incurred for partner companies in the Healthcare segment as well as a reduction of the number of companies in the Healthcare segment.

Technology

The following active partner companies as of December 31, 2012 were included in Technology:

	Safeguard Primary Ownership as of December 31,
Partner Company	2012	2011	2010	Accounting Method
AppFirst, Inc.	35.0%	NA	NA	Equity
Beyond.com, Inc.	38.3%	38.3%	38.3%	Equity
Bridgevine, Inc.	21.7%	22.8%	22.8%	Equity
DriveFactor Inc.	35.4%	23.9%	NA	Equity
Hoopla Software, Inc.	25.3%	28.0%	NA	Equity
Lumesis, Inc.	31.6%	NA	NA	Equity
MediaMath, Inc.	22.2%	22.4%	17.3%	Equity (1)
Spongecell, Inc.	23.1%	NA	NA	Equity
ThingWorx, Inc.	39.8%	30.2%	NA	Equity

(1)	In the first quarter of 2011, our ownership interest in MediaMath increased from 17.3% to 22.4%, above the threshold at which we believe we exercise significant influence. Accordingly, we changed our method of accounting for MediaMath from the cost method to the equity method.

Results for the Technology segment were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Other income (loss), net	$—	$24	$36
Equity income (loss)	(119)	21,454	(9,858)

Net income (loss)	$(119)	$21,478	$(9,822)

Year ended December 31, 2012 versus year ended December 31, 2011

Equity Income (Loss). Equity income (loss) fluctuates with the number of Technology partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or we have outstanding commitments or guarantees relating to such partner company. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag.

Equity income (loss) for the Technology segment decreased $21.6 million for the year ended December 31, 2012, compared to the prior year. During 2011, our former equity method partner company Portico Systems, Inc. (“Portico”) was acquired by McKesson resulting in a gain of $35.4 million. The gain was partially offset by impairment charges of $5.7 million related to Swap.com and $1.4 million related to SafeCentral, former equity method partner companies. The year ended December 31, 2012 included gains of $3.4 million and $1.9 million associated with the receipt of the escrowed proceeds and additional amounts received upon the achievement of performance milestones related to the Portico transaction, respectively. The year ended December 31, 2012 also included a gain of $0.6 million related to a payment received upon the liquidation of SafeCentral. The remaining decrease related to smaller losses incurred at partner companies within the Technology segment.

Year ended December 31, 2011 versus year ended December 31, 2010

Equity Income (Loss). Equity income (loss) for the Technology segment increased $31.3 million for the year ended December 31, 2011 compared to the prior year. The increase was primarily related to the $35.4 million gain on the sale of Portico in 2011, partially offset by an impairment charge of $5.7 million related to our holdings in Swap.com.

Penn Mezzanine

Results for the Penn Mezzanine segment were as follows:

	Year Ended December 31,
	2012	2011
	(In thousands)
General and administrative expense	$(10)	$—
Interest income	1,505	210
Other income (loss), net	(2,314)	—
Equity loss	(317)	(71)

Net income (loss)	$(1,136)	$139

Results of the Penn Mezzanine segment include interest, dividends, loan origination and other fees earned on the mezzanine interests in which we participate; any impairment on our debt and equity participation interests; as well as equity income (loss) associated with our interest in the management company and general partner of Penn Mezzanine. As of December 31, 2012, we had a participation in seven loan and eight equity interests initiated by Penn Mezzanine. During the year ended December 31, 2012, we participated in two new mezzanine financings. The outstanding principal of a loan made as part of one of the financings in 2012 was paid in full by the borrower in the first quarter of 2012. We recognized $0.2 million in interest, loan origination fees and prepayment penalties associated with this loan participation.

During the year ended December 31, 2012, we recorded impairment charges totaling $2.5 million associated with our equity, warrant and loan participations of $0.4 million, $0.1 million and $2.0 million, respectively. In addition, we recorded a gain of $0.2 million associated with market-to-market adjustments related to our warrant participations related to Penn Mezzanine.

Corporate Operations

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
General and administrative	$(17,341)	$(17,992)	$(16,949)
Stock-based compensation	(2,014)	(3,052)	(3,777)
Depreciation	(108)	(124)	(121)
Interest income	1,421	1,214	718
Interest expense	(5,636)	(5,971)	(5,737)
Other income (loss), net	(8,232)	1,067	(7,671)
Equity income (loss)	463	(225)	(4)

	$(31,447)	$(25,083)	$(33,541)

General and Administrative. Our general and administrative expenses consist primarily of employee compensation, insurance, professional services such as legal, accounting and consulting, and travel-related costs.

General and administrative expenses decreased $0.6 million for the year ended December 31, 2012 compared to the prior year primarily due to a $1.0 million decrease in employee costs and a decrease in severance costs of $0.2 million, partially offset by an increase in professional fees expense of $0.6 million. General and administrative expenses increased $1.0 million for the year ended December 31, 2011 compared to the prior year primarily due to a $0.4 million increase in employee costs, an increase in severance expense of $0.5 million and an increase related to a legal settlement of $0.1 million, partially offset by a decrease in professional fees of $0.2 million.

Stock-Based Compensation. Stock-based compensation consists primarily of expense related to grants of stock options, restricted stock and deferred stock units to our employees.

Stock-based compensation decreased $1.0 million compared to the prior year period primarily due to a $0.8 million decrease in expense related to market-based stock awards, a $0.1 million decrease in expense related to performance-based awards and a $0.1 million decrease in expense related to service-based awards. Stock-based compensation decreased $0.7 million for the year ended December 31, 2011 compared to the prior year, primarily due to a $0.5 million decrease related to market-based awards and a $0.4 million decrease in service-based awards, partially offset by a $0.2 million increase related to performance-based awards.

Interest Income. Interest income includes all interest earned on cash and marketable security balances as well as interest earned on note receivable balances from our partner companies. Interest income increased $0.2 million compared to the prior year period. The increase is primarily due to higher average note receivable balances with our partner companies. Interest income increased $0.5 million for the year ended December 31, 2011 compared to the prior year. The increase was primarily due to $0.3 million in interest income earned on a mezzanine loan provided to Portico as well as higher average cash balances in 2011 compared to the prior year.

Interest Expense. Interest expense is primarily related to our convertible senior debentures. As discussed below under Liquidity and Capital Resources, we repurchased substantially all of the convertible senior debentures due 2014 (“2014 Debentures”) on November 19, 2012 with proceeds from issuance of the convertible senior debentures due 2018 (“2018 Debentures”). The decrease in interest expense of $0.3 million for the year ended December 31, 2012, compared to the prior year is due to the lower coupon rate of 5.25% payable on our 2018 Debentures for part of the year in 2012 compared to a full year of the higher coupon rate of 10.125% payable on our 2014 Debentures during 2011. The increase in interest expense of $0.2 million for the year ended December 31, 2011 compared to the prior year is due to a full year of the higher coupon rate of 10.125% payable on our 2014 Debentures as compared to a 2.625% coupon rate on the convertible senior debentures due March 2024 (“2024 Debentures”) and accretion of the discount and amortization of debt issuance costs in the amount of $0.8 million associated with our 2014 Debentures.

Other Income (Loss), Net. Other income (loss), net, of $8.2 million for the year ended December 31, 2012 reflected a $7.9 million loss on the repurchase of substantially all of our 2014 Debentures and an impairment charge of $0.4 million related to our interest in a legacy private equity fund. Other income (loss), net for the year ended December 31, 2011 included the release of $1.0 million from accrued expenses due to the expiration of a contingency period associated with a clawback liability in one of our private equity funds, in accordance with the terms of the respective partnership agreement.

Income Tax Benefit (Expense)

Our consolidated net income tax (expense) benefit for 2012, 2011 and 2010 was $0.0 million in each year. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the income tax (expense) benefit that would have been recognized in each year was offset by changes in the valuation allowance.

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

As of December 31, 2012, we had $66.0 million of cash and cash equivalents and $140.0 million of marketable securities for a total of $206.0 million. In addition, in connection with our May 2008 sale of equity and debt interests in Acsis, Inc., Alliance Consulting Group Associates, Inc., Laureate Pharma, Inc., ProModel Corporation and Neuronyx, Inc. (the “Bundle Transaction”), $6.4 million of cash was placed in, and still remains in, escrow, including accrued interest, as discussed below.

In August 2011, we acquired a 36% ownership interest in Penn Mezzanine, a mezzanine lender focused on lower middle-market, Mid-Atlantic companies, for $3.9 million. Our purchase of the ownership interest enables us to participate in mezzanine loans and related equity interests initiated by Penn Mezzanine. We expect to deploy up to an additional $26.1 million (including $13.9 million deployed through the end of 2012 as described below) in Penn Mezzanine over a several year period in mezzanine opportunities alongside existing and future Penn Mezzanine funds.

Portico was acquired by McKesson in July 2011 and we received cash proceeds of approximately $32.8 million in exchange for our equity interests. In June 2012, we received an additional $1.9 million as a result of the achievement of milestones associated with the transaction. In August 2012, we received $3.4 million upon the expiration of the escrow period.

In June 2011, Advanced BioHealing was acquired by Shire plc, resulting in net proceeds to us of $138.2 million, excluding $7.6 million held in escrow. The escrow period expired in March 2012. Prior to the expiration of the escrow period, Shire plc filed a claim against the escrowed funds. No further proceeds will be distributable, if at all, to us or other former owners until the validity of such claims is determined.

In December 2010, Avid was acquired by Eli Lilly resulting in net proceeds to us of $32.3 million. In April 2012, we received an additional $3.4 million in connection with the expiration of the escrow period. Also in April 2012, a regulatory milestone associated with the transaction was achieved which resulted in $5.6 million of additional proceeds to us in the second quarter of 2012. In addition, depending on the achievement of certain difficult commercial and regulatory milestones, we could receive additional proceeds of up to $54 million over a seven-year period.

In December 2010, we received cash proceeds of $2.6 million in connection with the sale of Quinnova Pharmaceuticals, Inc. In December 2012, we resolved a dispute with the buyer with respect to the achievement of certain commercial milestones associated with the transaction, resulting in an additional $1.2 million of proceeds to us.

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

In 2004, we issued an aggregate of $150 million in face value of 2.625% convertible senior debentures with a stated maturity date of March 15, 2024. We had $0.4 million of the 2024 Debentures outstanding at December 31, 2012. Interest on the 2024 Debentures is payable semi-annually.

In March 2010, we issued an aggregate of $46.9 million in face value of 10.125% convertible senior debentures with a stated maturity of March 15, 2014. In November 2012, we repurchased substantially all of the 2014 Debentures. We had $0.1 million of the 2014 Debentures outstanding at December 31, 2012. Interest on the 2014 Debentures is payable semi-annually.

In November 2012, we issued $55.0 million in face amount of our 5.25% convertible senior debentures due 2018. Net proceeds from the issuance were used to repurchase substantially all of our 2014 Debentures. Interest on the 2018 Debentures is payable semi-annually. At the debentures holders’ option, the 2018 Debentures are convertible into our common stock prior to November 15, 2017 subject to certain conditions, and at any time after November 15, 2017. The conversion rate of the 2014 Debentures is $18.13 of principal amount per share. The closing price of our common stock at December 31, 2012 was $14.75. The 2018 Debentures holders have the right to require us to repurchase the 2018 Debentures if we undergo a fundamental change as defined in the Debenture agreement, including the sale of all or substantially all of our common stock or assets, liquidation, or dissolution; a change in control, the delisting of our common stock from the New York Stock Exchange or the NASDAQ Global Market (or any of their respective successors); or a substantial change in the composition of our board of directors as defined in the agreement. On or after November 15, 2016, we may redeem for cash some or all of the debentures, subject to certain conditions. Upon any redemption of the debentures, we will pay a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Upon the conversion of the 2018 Debentures we have the right to settle the conversion in stock, cash or a combination thereof.

In November 2011, our Board of Directors authorized us, from time to time and depending on market conditions, to repurchase shares of our outstanding common stock, with up to an aggregate value of $10.0 million, exclusive of fees and commissions.

We are party to a loan agreement with a commercial bank which provides us with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts and the lesser of $80 million or 75% of our investment and securities accounts at the bank. The credit facility, as amended December 21, 2012, matures on December 31, 2014. Under the credit facility, we provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which has been required in connection with our sale of CompuCom Systems in 2004. Availability under our revolving credit facility at December 31, 2012 was $43.7 million.

At December 31, 2012, we had committed capital of approximately $0.1 million to various private equity funds. These commitments are expected to be funded in the next 12 months.

The transactions we enter into in pursuit of our strategy could increase or decrease our liquidity at any point in time. As we seek to acquire interests in new partner companies, provide additional funding to existing partner companies, or commit capital to other initiatives, we may be required to expend our cash or incur debt, which will decrease our liquidity. Conversely, as we dispose of our interests in partner companies from time to time, we may receive proceeds from such sales, which could increase our liquidity. From time to time, we are engaged in discussions concerning acquisitions and dispositions which, if consummated, could impact our liquidity, perhaps significantly.

In May 2001, we entered into a $26.5 million loan agreement with Warren V. Musser, our former Chairman and Chief Executive Officer. Since 2001 and through December 31, 2012, we have received a total of $16.9 million in payments on the loan. We received cash from the sale of collateral in early 2011 in the amount of $0.1 million and no payments in 2012 or 2010. The carrying value of the loan at December 31, 2012 was zero. In December 2011, the loan documents were amended to take into account accumulated unpaid interest and to make certain other changes related to collateral, maturity dates and other terms.

Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $1.3 million, of which $1.0 million was reflected in accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at December 31, 2012. Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote.

For the reasons we presented above, we believe our cash and cash equivalents at December 31, 2012, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including debt repayments, commitments to our existing companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.

Consolidated Working Capital

Consolidated working capital decreased to $178.6 million at December 31, 2012 compared to $245.4 million at December 31, 2012. The decrease of $66.8 million was primarily due to cash and marketable securities used to fund acquisitions of ownership interests in companies and funds and operating expenses incurred during the year.

Analysis of Consolidated Cash Flows

Cash flow activity was as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net cash used in operating activities	$(16,525)	$(17,727)	$(16,019)
Net cash provided by (used in) investing activities	3,116	(52,575)	131,856
Net cash provided by (used in) financing activities	(3,749)	(29,930)	235

	$(17,158)	$(100,232)	$116,072

Net Cash Used In Operating Activities

Year ended December 31, 2012 versus year ended December 31, 2011. Net cash used in operating activities decreased $1.2 million in 2012 as compared to the prior year. The change primarily related to $1.1 million in cash received for interest and fees associated with our participation in mezzanine loans and a $1.2 million decrease in employee and severance costs, partially offset by a $0.6 million increase in professional fees and a $0.4 million increase in cash used for management incentive plan payments.

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

Net Cash Provided by (Used In) Investing Activities

Year ended December 31, 2012 versus year ended December 31, 2011. Net cash provided by (used in) investing activities increased $55.7 million as compared to the prior year. The increase was primarily related to a $166.3 million net decrease in cash paid to acquire marketable securities, the receipt of $7.7 million from the release of cash from escrow as a result of the repurchase of the 2014 Debentures and a $39.2 million decrease in cash paid to acquire ownership interests in partner companies and funds, partially offset by a $153.7 million decrease in proceeds from sales of and distributions from partner companies and funds, a $1.8 million decrease in repayments of advances to partner companies and a $1.5 million increase in advances and loans to partner companies.

Year ended December 31, 2011 versus year ended December 31, 2010. Net cash provided by (used in) investing activities decreased $184.4 million as compared to the prior year. The decrease was primarily related to a $64.9 million increase in cash paid to acquire ownership interests in companies and funds, a $128.6 million net increase in cash paid to acquire marketable securities and a $12.5 million decrease in proceeds from sales of and distributions from companies and funds, partially offset by a $3.0 million increase in repayments of advances to partner companies, $0.5 million in cash received for origination fees on mezzanine loans and $18.9 million of cash transferred to escrow to service interest payments on the 2014 Debentures in the prior year.

Net Cash Provided by (Used In) Financing Activities

Year ended December 31, 2012 versus year ended December 31, 2011. Net cash provided by (used in) financing activities increased $26.2 million as compared to the prior year. The increase is related to the issuance of $55.0 million in face amount of our 2018 Debentures and a $0.8 million increase in the issuance of common stock offset by a $27.9 million increase in the repurchase of convertible senior debentures and the payment of $1.8 million in debt issuance costs.

Year ended December 31, 2011 versus year ended December 31, 2010. Net cash provided by (used in) financing activities decreased $30.2 million as compared to the prior year. The change primarily related to the repurchase of $30.8 million of the 2024 Debentures during 2011.

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2012, by period due or expiration of the commitment.

	Payments Due by Period
			2014 and	2016 and	After
	Total	2013	2015	2017	2017
	(In millions)
Contractual Cash Obligations:
Convertible senior debentures(a)	$55.5	$—	$0.5	$—	$55.0
Operating leases	1.1	0.6	0.5	—	—
Funding commitments(b)	0.1	0.1	—	—	—
Potential clawback liabilities(c)	1.3	1.0	0.3	—	—
Other long-term obligations(d)	3.8	0.8	1.6	1.4	—

Total Contractual Cash Obligations	$61.8	$2.5	$2.9	$1.4	$55.0

	Amount of Commitment Expiration by Period
			2014 and	2016 and	After
	Total	2013	2015	2017	2017
	(In millions)
Other Commitments:
Letters of credit(e)	$6.3	$—	$—	$—	$6.3

(a)	We have outstanding $55.0 million of 2018 Debentures with a stated maturity of May 15, 2018, $0.4 million of 2024 Debentures with a stated maturity of March 15, 2024 and $0.1 million of 2014 Debentures with a stated maturity of March 15, 2014. The holders of the remaining 2024 Debentures have the right to require the Company to repurchase the remaining 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest.
(b)	This represents a funding commitment to a private equity fund which has been included in 2013 based on estimated timing of capital calls provided to us by the fund’s management.
(c)	Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for a further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets.
(d)	Reflects the estimated amount payable to our former Chairman and CEO under an ongoing agreement.
(e)	A $6.3 million letter of credit is provided to the landlord of CompuCom’s Dallas headquarters lease as required in connection with our sale of CompuCom in 2004.

We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $4.2 million at December 31, 2012.

We remain guarantor of Laureate Pharma’s Princeton, New Jersey facility lease (the “Laureate Lease Guaranty”). Such guarantee may extend through the lease expiration in 2016 under certain circumstances. However, we are entitled to indemnification in connection with the continuation of such guaranty. As of December 31, 2012, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equaled $4.8 million.

As of December 31, 2012, we had federal net operating loss carryforwards totaling approximately $204.2 million. The net operating loss carryforwards expire in various amounts from 2021 to 2031.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to equity price risks on the marketable portion of our ownership interests in our partner companies and other assets. At December 31, 2012, these interests include our equity positions in NuPathe and Tengion, both publicly-traded entities, which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure related to these types of interests. Based on closing market prices at December 31, 2012, the aggregate fair market value of our holdings in NuPathe and Tengion was $21.0 million. A 20% decrease in NuPathe and Tengion’s stock price would result in an approximate $4.2 million decrease in the aggregate fair value of our holdings in these companies.

We have $55.5 million outstanding in convertible senior debentures with stated maturities through March 15, 2024. The 2024 Debentures holders have the right to require the Company to repurchase the 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest. In November 2012, we issued $55.0 million in face amount of our 2018 Debentures and repurchased substantially all of our 2014 Debentures outstanding.

Liabilities	2013	2014	2015	After 2015	Fair Value at December 31, 2012
2024 Debentures due by year (in millions)	$—	$0.4	$—	$—	$0.4
Fixed interest rate	2.625%	2.625%	2.625%	2.625%	N/A
Interest expense (in millions)	$—	$—	$—	$—	N/A
2014 Debentures due by year (in millions)	$—	$0.1	$—	$—	$0.1
Fixed interest rate	10.125%	10.125%	10.125%	10.125%	N/A
Interest expense (in millions)	$—	$—	$—	$—	N/A
2018 Debentures due by year (in millions)	$—	$—	$—	$55.0	$57.8
Fixed interest rate	5.25%	5.25%	5.25%	5.25%	N/A
Interest expense (in millions)	$2.9	$2.9	$2.9	$6.8	N/A

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Safeguard Scientifics, Inc.:

We have audited Safeguard Scientifics, Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Safeguard Scientifics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Safeguard Scientifics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 8, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 8, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Safeguard Scientifics, Inc.:

We have audited the accompanying consolidated balance sheets of Safeguard Scientifics, Inc. (the Company) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeguard Scientifics, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Safeguard Scientific, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 8, 2013

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
	(In thousands except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$66,029	$83,187
Cash held in escrow	6,434	6,433
Marketable securities	110,957	158,098
Restricted cash equivalents	10	5,137
Prepaid expenses and other current assets	2,408	1,081

Total current assets	185,838	253,936
Property and equipment, net	193	228
Ownership interests in and advances to partner companies and funds ($20,972 at fair value at December 31, 2012)	148,639	114,169
Loan participations receivable	7,085	7,587
Available-for-sale securities	58	5,184
Long-term marketable securities	29,059	16,287
Long-term restricted cash equivalents	—	7,128
Other assets	3,272	2,117

Total Assets	$374,144	$406,636

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$610	$243
Accrued compensation and benefits	4,050	4,583
Accrued expenses and other current liabilities	2,601	3,690

Total current liabilities	7,261	8,516
Other long-term liabilities	3,921	4,146
Convertible senior debentures—non-current	48,991	45,694
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 20,968 and 20,752 shares issued and outstanding in 2012 and 2011, respectively	2,097	2,075
Additional paid-in capital	815,946	810,956
Accumulated deficit	(504,072)	(464,710)
Accumulated other comprehensive income (loss)	—	(41)

Total equity	313,971	348,280

Total Liabilities and Equity	$374,144	$406,636

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(in thousands except per share data)
General and administrative expense	$19,473	$21,168	$20,847

Operating loss	(19,473)	(21,168)	(20,847)
Other income (loss), net	9,338	(6,145)	74,809
Interest income	2,926	1,424	718
Interest expense	(5,636)	(5,971)	(5,737)
Equity income (loss)	(26,517)	142,457	(22,334)

Net income (loss) before income taxes	(39,362)	110,597	26,609
Income tax benefit (expense)	—	—	—

Net income (loss)	$(39,362)	$110,597	$26,609

Net income (loss) per share:
Basic	$(1.88)	$5.33	$1.30

Diluted	$(1.88)	$4.74	$1.24

Average shares used in computing net income (loss) per share:
Basic	20,974	20,764	20,535

Diluted	20,974	24,522	21,507

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income (loss)	$(39,362)	$110,597	$26,609
Other comprehensive income (loss), before taxes:
Unrealized net gain (loss) on available-for-sale securities	4,388	(20,308)	11,708
Reclassification adjustment for gain from available-for-sale securities changed to fair value	(4,607)	—	—
Reclassification adjustment for other than temporary impairment of available-for-sale securities included in net income (loss)	260	7,451	1,108

Total comprehensive income (loss)	$(39,321)	$97,740	$39,425

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Consolidated Statement of Changes in Equity
			Accumulated
			Other
			Comprehensive			Additional
		Accumulated	Income	Common Stock		Paid-In	Treasury Stock
	Total	Deficit	(Loss)	Shares	Amount	Capital	Shares	Amount
			(In thousands)
Balance — December 31, 2009	$190,507	$(601,916)	$—	20,420	$2,042	$790,868	44	$(487)
Net income	26,609	26,609	—	—	—	—	—	—
Stock options exercised, net	1,107	—	—	102	10	923	(18)	174
Issuance of restricted stock, net	142	—	—	84	9	133	3	—
Stock-based compensation expense	3,777	—	—	—	—	3,777	—	—
Equity component of convertible senior debentures issued, net of issuance costs	10,842	—	—	—	—	10,842	—	—
Stock awards	631	—	—	24	2	316	(29)	313
Other comprehensive income	12,816	—	12,816	—	—	—	—	—

Balance — December 31, 2010	246,431	(575,307)	12,816	20,630	2,063	806,859	—	—
Net income	110,597	110,597	—	—	—	—	—	—
Stock options exercised, net	918	—	—	95	10	908	5	—
Issuance of restricted stock, net	139	—	—	27	2	137	(5)	—
Stock-based compensation expense	3,052	—	—	—	—	3,052	—	—
Other comprehensive loss	(12,857)	—	(12,857)	—	—	—	—	—

Balance — December 31, 2011	348,280	(464,710)	(41)	20,752	2,075	810,956	—	—
Net loss	(39,362)	(39,362)	—	—	—	—	—	—
Stock options exercised, net	1,741	—	—	181	19	1,722	—	—
Issuance of restricted stock, net	94	—	—	35	3	91	—	—
Stock-based compensation expense	2,014	—	—	—	—	2,014	—	—
Repurchase of equity component of convertible senior debentures	(5,283)	—	—	—	—	(5,283)	—	—
Equity component of convertible senior debentures issued, net of issuance costs	6,446	—	—	—	—	6,446	—	—
Other comprehensive income	41	—	41	—	—	—	—	—

Balance — December 31, 2012	$313,971	$(504,072)	$—	20,968	$2,097	$815,946	—	$—

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(39,362)	$110,597	$26,609
Adjustments to reconcile to net cash used in operating activities:
Depreciation	108	124	121
Amortization of debt discount	726	623	426
Equity (income) loss	26,517	(142,457)	22,334
Other (income) loss, net	(9,338)	6,145	(74,809)
Stock-based compensation expense	2,014	3,052	3,777
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	(418)	(429)	(195)
Accounts payable, accrued expenses, deferred revenue and other	3,228	4,618	5,718

Net cash used in operating activities	(16,525)	(17,727)	(16,019)

Cash Flows from Investing Activities:
Acquisitions of ownership interests in companies and funds	(46,100)	(85,329)	(20,418)
Proceeds from sales of and distributions from companies and funds	17,596	171,268	183,813
Advances and loans to companies	(13,665)	(12,127)	(11,710)
Repayment of advances to companies	3,214	5,000	2,009
Origination fees on mezzanine loans	74	537	—
Increase in marketable securities	(242,023)	(240,367)	(65,201)
Decrease in marketable securities	276,392	108,393	61,856
Release of restricted cash equivalents for interest on convertible senior debentures	7,701	—	—
Investment in restricted cash equivalents for interest on convertible senior debentures	—	—	(18,864)
Capital expenditures	(73)	(58)	(106)
Proceeds from sale of discontinued operations, net	—	1	477
Other, net	—	107	—

Net cash provided by (used in) investing activities	3,116	(52,575)	131,856

Cash Flows from Financing Activities:
Proceeds from issuance of convertible senior debentures	55,000	—	—
Repurchase of convertible senior debentures	(58,703)	(30,848)	—
Costs of issuance of convertible senior debentures	(1,790)	—	—
Costs of exchange of convertible senior debentures	—	—	(872)
Issuance of Company common stock, net	1,744	918	1,107

Net cash provided by (used in) financing activities	(3,749)	(29,930)	235

Net Increase (Decrease) in Cash and Cash Equivalents	(17,158)	(100,232)	116,072
Cash and Cash Equivalents at beginning of period	83,187	183,419	67,347

Cash and Cash Equivalents at end of period	$66,029	$83,187	$183,419

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Description of the Company

Safeguard Scientifics, Inc. (“Safeguard” or the “Company”) seeks to build value in growth-stage businesses by providing capital and strategic, operational and management resources. Safeguard participates in expansion financings, corporate spin-outs, buyouts, recapitalizations, industry consolidations and early-stage financings. The Company’s vision is to be the preferred catalyst to build great companies across diverse capital platforms.

The Company strives to create long-term value for its shareholders by helping partner companies increase their market penetration, grow revenue and improve cash flow. The Company focuses principally on companies with initial capital requirements between $5 million and $15 million, and follow-on financings between $5 million and $10 million, with a total anticipated deployment of up to $25 million from Safeguard. In addition, the Company targets companies that operate in two sectors:

Healthcare — companies focused on medical technology (“MedTech”), including diagnostics and devices; healthcare technology (“HealthTech”); and specialty pharmaceuticals. Within these areas, Safeguard targets companies that have lesser regulatory risk and have achieved or are near commercialization.

Technology — companies focused on digital media; financial technology (“FinTech”) and Enterprise 3.0, which includes mobile technology, cloud, the “Internet of Things” and big data. Within these areas, Safeguard targets companies that have transaction-enabling applications with a recurring revenue stream.

Basis of Presentation

On October 23, 2012, the Company purchased 2,500 preferred stock units and warrants to purchase 2.5 million shares of common stock from NuPathe, Inc. for $5.0 million. In conjunction with this financing, the Company placed two members on NuPathe’s board of directors (currently consisting of eight members). As a result, the Company determined that it exercised significant influence over NuPathe which made the equity method of accounting applicable to its ownership interest. Instead, the Company elected the fair value option on that date to account for its ownership interest in NuPathe given the reliable evidence provided by quoted prices in an active market for NuPathe’s publicly traded common stock. The Company’s ownership interest in NuPathe was previously accounted for as available-for-sale securities following NuPathe’s completion of an initial public offering in August 2010. Unrealized gains associated with the Company’s holdings in NuPathe’s common stock, previously accounted for as available-for-sale securities, and unrealized gains associated with the Company’s holdings in common and preferred stock and warrants through December 31, 2012 were recognized in Other income (loss), net in the Consolidated Statement of Operations.

The Company’s ownership interests in Tengion, Inc. are accounted for as available-for-sale securities following Tengion’s completion of its initial public offering in April 2010.

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

In addition to holding voting and non-voting equity and debt securities, the Company also periodically makes advances to its partner companies in the form of promissory notes which are included in the Ownership interests in and advances to partner companies and funds line item in the Consolidated Balance Sheets.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidation Method. The Company generally accounts for partner companies in which it directly or indirectly owns more than 50% of the outstanding voting securities under the consolidation method of accounting. Under this method, the Company includes the partner companies’ financial statements within the Company’s Consolidated Financial Statements, and all significant intercompany accounts and transactions are eliminated. The Company reflects participation of other stockholders in the net assets and in the income or losses of these consolidated partner companies in Equity in the Consolidated Balance Sheets and in Net (income) loss attributable to noncontrolling interest in the Statements of Operations. Net (income) loss attributable to noncontrolling interest adjusts the Company’s consolidated operating results to reflect only the Company’s share of the earnings or losses of the consolidated partner company. The Company accounts for results of operations and cash flows of a consolidated partner company through the latest date in which it holds a controlling interest. If the Company subsequently relinquishes control but retains an interest in the partner company, the accounting method is adjusted to the equity, cost or fair value method of accounting, as appropriate. As of December 31, 2012 and for each of the three years in the period then ended, the Company did not hold a controlling interest in any of its partner companies.

Fair Value Method. The Company accounts for its holdings in NuPathe, a publicly traded partner company, under the fair value method of accounting beginning in October 2012. The Company accounted for its holdings in Clarient, Inc., formerly a publicly traded partner company, under the fair value method of accounting following its deconsolidation in May 2009 and through the date of the sale of the Company’s remaining interest in Clarient in December 2010. Unrealized gains and losses on the mark-to-market of the Company’s holdings in fair value method companies and realized gains and losses on the sale of any holdings in fair value method companies are recognized in Other income (loss), net in the Consolidated Statements of Operations.

Equity Method. The Company accounts for partner companies whose results are not consolidated, but over which it exercises significant influence, under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation of the Company on the partner company’s board of directors and the Company’s ownership level, which is generally a 20% to 50% interest in the voting securities of a partner company, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. The Company also accounts for its interests in some private equity funds under the equity method of accounting based on its non-controlling general and limited partner interests in such funds. Under the equity method of accounting, the Company does not reflect a partner company’s financial statements within the Company’s Consolidated Financial Statements; however, the Company’s share of the income or loss of such partner company is reflected in Equity income (loss) in the Consolidated Statements of Operations. The Company includes the carrying value of equity method partner companies in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets. Any excess of the Company’s cost over its underlying interest in the net assets of equity method partner companies allocated to intangible assets is amortized over the estimated useful lives of the related intangible assets. The Company reflects its share of the income or loss of the equity method partner companies on a one quarter lag. This reporting lag could result in a delay in recognition of the impact of changes in the business or operations of these partner companies.

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

Available-for-Sale Securities. The Company accounts for its ownership interest in Tengion as available-for-sale securities. In addition, for the period from its initial public offering in August 2010 through October 2012, the Company’s ownership interest in NuPathe was accounted for as available-for-sale securities. Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of equity. Unrealized losses are charged against net income (loss) when a decline in the fair value is determined to be other than temporary.

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

It is reasonably possible that the Company’s accounting estimates with respect to the ultimate recoverability of the carrying value of the Company’s ownership interests in and advances to partner companies and funds could change in the near term and that the effect of such changes on the financial statements could be material. At December 31, 2012, the Company believes the carrying value of the Company’s ownership interests in and advances to partner companies and funds is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a company.

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

Financial Instruments

The Company’s financial instruments (principally cash and cash equivalents, marketable securities, restricted cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The Company’s warrant participations are carried at fair value. The Company’s long-term debt is carried at cost. At December 31, 2012, the market value of the Company’s outstanding debentures was approximately $58.3 million based on the midpoint of bid and ask prices as of that date.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On a quarterly basis, the Company evaluates the carrying value of each loan participation receivable for impairment. A loan participation receivable is considered impaired when it is probable that the Company will be unable to collect all amounts (principal and interest) due according to the contractual terms of the participation agreement and related agreements with the borrowers. The Company maintains an allowance to provide for estimated loan losses based on evaluating known and inherent risks in the loans. The allowance is provided based upon management’s analysis of the pertinent factors underlying the quality of the loans. These factors include an analysis of the financial condition of the individual borrowers, delinquency levels, actual loan loss experience, current economic conditions and other relevant factors. The Company’s analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The Company does not accrue interest when a loan is considered impaired. All cash receipts from an impaired loan are applied to reduce the original principal amount of such loan until the principal has been fully recovered and would be recognized as interest income thereafter. The allowance for loan losses at December 31, 2012 and 2011 was $2.0 million and $0.0 million, respectively.

Penn Mezzanine charges fees to borrowers for originating loans. The Company’s participating interest in these fees, net of any loan origination costs, is deferred and amortized to income using the effective interest method, over the term of the loan. If the loan is repaid prior to maturity, the remaining unamortized deferred loan origination fee is recognized in income at the time of repayment. Unamortized deferred loan origination fees are recorded as a contra asset against Loan participations receivable on the Consolidated Balance Sheets.

Equity Participations

The Company’s participation in equity interests acquired by Penn Mezzanine is accounted for under the cost method of accounting. On a quarterly basis, the Company evaluates the carrying value of its participation in these equity interests for possible impairment based on achievement of business plan objectives and milestones, the fair value of the equity interest relative to its carrying value, the financial condition and prospects of the underlying company and other relevant factors. The Company’s participating interests in equity interests acquired by Penn Mezzanine are included in Other assets on the Consolidated Balance Sheets.

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

Property and Equipment

Property and equipment are stated at cost. Provision for depreciation and amortization is based on the lesser of the estimated useful lives of the assets or the remaining lease term (buildings and leasehold improvements, 5 to 15 years; office equipment, 3 to 15 years) and is computed using the straight-line method.

Impairment of Ownership Interests In and Advances to Partner Companies and Funds

On a periodic basis, but no less frequently than quarterly, the Company evaluates the carrying value of its equity and cost method partner companies and available-for-sale securities for possible impairment based on achievement of business plan objectives and milestones, the fair value of each partner company relative to its carrying value, the financial condition and prospects of the partner company and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. Management then determines whether there has been an other than temporary decline in the value of its ownership interest in the company or value of available-for-sale securities. Impairment is measured as the amount by which the carrying value of an asset exceeds its fair value.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Defined Contribution Plans

Defined contribution plans are contributory and cover eligible employees of the Company. The Company’s defined contribution plan allows eligible employees, as defined in the plan, to contribute to the plan up to 75% of their pre-tax compensation, subject to the maximum contributions allowed by the Internal Revenue Code. The Company makes matching contributions under the plan. Expense relating to defined contribution plans was $0.3 million in each of 2012, 2011 and 2010.

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

Net Income (Loss) Per Share

The Company computes net income (loss) per share using the weighted average number of common shares outstanding during each year. The Company includes in diluted net income (loss) per share common stock equivalents (unless anti-dilutive) which would arise from the exercise of stock options and conversion of other convertible securities and adjusted, if applicable, for the effect on net income (loss) of such transactions. Diluted net income (loss) per share calculations adjust net income (loss) for the dilutive effect of common stock equivalents and convertible securities issued by the Company’s consolidated or equity method partner companies.

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

2. Ownership Interests in and Advances to Partner Companies and Funds

The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies and private equity funds.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012	December 31, 2011
	(In thousands)
Fair value	$20,972	$—
Equity Method:
Partner companies	102,931	104,545
Private equity funds	3,810	5,784

	106,741	110,329
Cost Method:
Partner companies	10,000	—
Private equity funds	2,634	2,984

	12,634	2,984
Advances to partner companies	8,292	856

	$148,639	$114,169

Loan participations receivable	$7,085	$7,587

Available-for-sale securities	$58	$5,184

Impairment charges related to equity method partner companies were $5.0 million, $7.1 million and $4.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company recognized impairment charges totaling $5.0 million related to PixelOptics, Inc. in 2012. The Company recorded an impairment charge of $1.3 million in the fourth quarter of 2012 for PixelOptics based upon lower than anticipated cash flows in the near term. The Company also recorded an impairment charge of $3.7 million in the second quarter of 2012 for PixelOptics based upon launch delays and related supply chain issues which PixelOptics is addressing, as well as the pricing of a transaction between institutional shareholders in PixelOptics. The impairment charges in 2011 included $5.7 million related to Swap.com and $1.4 million related to SafeCentral, Inc., formerly partner companies. The impairment charges in 2010 included $1.8 million related to Molecular Biometrics, Inc., $1.5 million related to SafeCentral, $1.1 million related to Garnet BioTherapeutics, Inc. and $0.4 million related to Acelerate, Inc., formerly partner companies.

The Company recognized an impairment charge of $0.4 million related to its cost method interest in a legacy private equity fund in 2012, which is reflected in Other income (loss), net in the Consolidated Statement of Operations. There were no impairment charges related to cost method partner companies in 2012 or 2011. Impairment charges related to cost method partner companies were $2.1 million for the year ended December 31, 2010. The charge in 2010 related to Tengion, prior to its classification as an available-for-sale security.

The Company recognized impairment charges of $0.3 million, $7.5 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, related to available-for-sale securities. The impairment charges are reflected in Other income (loss), net, in the Consolidated Statements of Operations and represent the unrealized loss on the mark-to-market of its ownership interests in Tengion and NuPathe which were previously recorded as a separate component of equity. The Company determined that the decline in the value of its public holdings in Tengion and NuPathe were other than temporary. As discussed in Note 1, NuPathe is accounted for under the fair value method effective October 2012. As of December 31, 2012, the Company’s adjusted cost basis in Tengion securities was $0.1 million.

The Company recorded an impairment charge of $2.5 million related to its Penn Mezzanine debt and equity participations in the year ended December 31, 2012, which is reflected in Other income (loss), net in the Consolidated Statements of Operations. The charge included $2.0 million related to loan participations, $0.4 million related to equity participations and $0.1 million related to warrant participations.

On October 23, 2012, the Company purchased preferred stock and warrants from NuPathe for $5.0 million. Each of the 2,500 shares of preferred stock is convertible into 1,000 shares of NuPathe’s common stock at a price of $2.00 per share, subject to antidilution protection. The warrants are exercisable to purchase 2.5 million shares of NuPathe common stock at a price of $2.00 per share, subject to antidilution protection. Following the transaction, the Company’s interests in NuPathe’s common stock, preferred stock, warrants and options are accounted for under the fair value option. The Company recognized an unrealized gain of $4.6 million related to the mark-to-market of the Company’s ownership interests in NuPathe’s common stock, previously classified as a separate component of equity. In the period from October 23, 2012 through December 31, 2012, the Company recognized an unrealized gain of $6.4 million on the mark-to-market of its holdings in NuPathe’s common stock, preferred stock, warrants and options.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July 2011, Portico Systems, Inc. (“Portico”) was acquired by McKesson resulting in cash proceeds of approximately $32.8 million in exchange for the Company’s equity interests. In June 2012, the Company received an additional $1.9 million as a result of the achievement of milestones associated with the transaction. In August 2012, the Company received $3.4 million upon the expiration of the escrow period. These amounts were recorded in Equity income (loss) in the Consolidated Statement of Operations.

In June 2011, Advanced BioHealing, Inc. was acquired by Shire plc, resulting in net proceeds of $138.2 million, excluding $7.6 million held in escrow. The escrow period expired in March 2012. Prior to the expiration of the escrow period, Shire plc filed a claim against the escrowed funds. No further proceeds will be distributable to the Company or other former owners until the validity of such claims is determined.

In December 2010, Avid Radiopharmaceuticals, Inc. (“Avid”) was acquired by Eli Lilly and Company resulting in net proceeds to the Company of $32.3 million. In April 2012, the Company received an additional $3.4 million in connection with the expiration of the escrow period. Also in April 2012, a regulatory milestone associated with the transaction was achieved which resulted in $5.6 million of additional proceeds to the Company. These amounts were recorded in Other income (loss) in the Consolidated Statement of Operations. In addition, depending on the achievement of certain difficult commercial and regulatory milestones, the Company could receive additional proceeds of up to $54 million over a seven-year period.

In December 2010, the Company received cash proceeds of $2.6 million in connection with the sale of Quinnova Pharmaceuticals, Inc. In December 2012, the Company resolved a dispute with the buyer with respect to the achievement of certain commercial milestones associated with the transaction resulting in an additional $1.2 million in proceeds to the Company. The Company recorded a gain of $1.2 million as a result of the achievement of those milestones and release of escrow amounts which is included in Other income (loss), net in the Consolidated Statements of Operations.

In December 2010, Clarient was acquired by GE Healthcare, Inc. The Company received gross proceeds of $153.4 million in connection with the transaction and paid retention bonuses to Clarient management of $6.9 million, resulting in net proceeds of $146.5 million. The Company recognized a gain of $43.0 million on the transaction, based on the net proceeds received compared to the fair value at the end of the previous quarter, which was included in Other income (loss), net in the Consolidated Statements of Operations.

For the period from January 1, 2010 through September 30, 2010, the Company recognized unrealized gains of $22.4 million on the mark-to-market of its holdings in Clarient which were included in Other income (loss), net in the Consolidated Statements of Operations.

The following unaudited summarized results of operations for the nine months ended September 30, 2010 have been compiled from the unaudited financial statements of Clarient. The results of Clarient are reported on a one quarter lag.

Nine Months Ended September 30, 2010
(In thousands)
(unaudited)
Results of Operations:
Revenue	$86,803

Operating income	$3,564

Net income from continuing operations	$2,914

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following unaudited summarized financial information for partner companies and funds accounted for under the equity method at December 31, 2012 and 2011 and for each of the three years ended December 31, 2012, has been compiled from the unaudited financial statements of our respective partner companies and funds and reflects certain historical adjustments. Results of operations of the partner companies and funds are excluded for periods prior to their acquisition and subsequent to their disposition. The unaudited financial information below does not include information pertaining to Clarient.

	As of December 31,
	2012	2011
	(In thousands)
	(unaudited)
Balance Sheets:
Current assets	$168,246	$156,497
Non-current assets	74,555	72,911

Total assets	$242,801	$229,408

Current liabilities	$125,491	$64,568
Non-current liabilities	37,384	33,856
Shareholders’ equity	79,926	130,984

Total liabilities and shareholders’ equity	$242,801	$229,408

As of December 31, 2012, the Company’s carrying value in equity method partner companies, in the aggregate, exceeded the Company’s share of the net assets of such companies by approximately $68.7 million. Of this excess, $42.9 million was allocated to goodwill and $25.8 million was allocated to intangible assets.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
	(unaudited)
Results of Operations:
Revenue	$188,989	$116,957	$238,477

Gross profit	$97,403	$63,009	$162,397

Net loss	$(78,142)	$(38,837)	$(23,397)

3. Acquisitions of Ownership Interests in Partner Companies and Funds

In December 2012, the Company acquired a 35% interest in AppFirst, Inc. for $6.5 million. AppFirst delivers application monitoring systems for development operations professionals and technology executives with visibility into systems, applications and business metrics. The Company accounts for its ownership interest in AppFirst under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of AppFirst is preliminarily allocated to intangible assets and goodwill and is reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In December 2012, the Company acquired a 12.6% interest in Crescendo Bioscience, Inc. (“Crescendo”) for $10.0 million. Crescendo is a molecular diagnostics laboratory focused on rheumatology. The Company accounts for its ownership interest in Crescendo under the cost method.

In November and October 2012, the Company deployed an additional $1.8 million in DriveFactor Inc. The Company had previously acquired an interest in DriveFactor in December 2011 for $1.7 million. DriveFactor is a provider of telematics technology and statistical analysis of driving data. The Company accounts for its interest in DriveFactor under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of DriveFactor was allocated to goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In October and March 2012, the Company deployed an additional $5.2 million in Good Start Genetics, Inc. (“Good Start”). The Company had previously acquired an interest in Good Start in 2010 for $6.8 million. Good Start has developed and launched pre-pregnancy genetic tests, which utilize an advanced DNA sequencing technology to screen for a panel of genetic disorders, including those recommended by the American Congress of Obstetricians and Gynecologists and the American College of Medical Genetics. The Company accounts for its interest in Good Start under the equity method. The difference between the Company’s cost and its ownership interest in the underlying net assets of Good Start was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In October 2012, the Company purchased 2,500 preferred stock units and warrants to purchase 2.5 million shares of common stock from NuPathe for $5.0 million. The Company deployed $3.5 million in NuPathe in August 2010 in conjunction with NuPathe’s initial public offering. In April 2010, the Company funded a $2.7 million convertible bridge loan to NuPathe, which was converted to common shares in conjunction with the initial public offering. The Company initially deployed $12.0 million in NuPathe from August 2006 through August 2009. NuPathe is a specialty pharmaceutical company focused on the development and commercialization of branded therapeutics for diseases of the central nervous system, including neurological and psychiatric disorders. Following NuPathe’s initial public offering, the Company accounted for its interest in NuPathe as available-for-sale securities. In conjunction with the financing in October 2012, the Company determined that it exercised significant influence over NuPathe which made the equity method of accounting applicable to its ownership interest. Instead, the Company elected the fair value option to account for its ownership interest in NuPathe given the reliable evidence provided by quoted prices in an active market for NuPathe’s publicly traded common stock.

In September 2012, the Company deployed an additional $5.0 million in ThingWorx, Inc. The Company previously deployed $5.0 million in ThingWorx in February 2011. ThingWorx offers a platform designed to accelerate the development of applications connecting people, systems and devices. The Company accounts for its interest in ThingWorx under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of ThingWorx was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In September, July and April 2012, the Company funded an aggregate of $6.6 million of a convertible bridge loan to PixelOptics, Inc. The Company previously deployed $25.0 million in PixelOptics in April 2011. PixelOptics provides electronic corrective eyeglasses designed to substantially reduce or eliminate the visual distortion and other limitations associated with multifocal lenses. The Company accounts for its interest in PixelOptics under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of PixelOptics was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In August 2012, the Company funded a $1.7 million convertible debt facility to MediaMath, Inc. The Company previously deployed an aggregate of $16.9 million in MediaMath. MediaMath is an online media trading company that enables advertising agencies and their advertisers to optimize their ad spending across various exchanges through its proprietary algorithmic bidding platform and data integration technology. The Company accounts for its interest in MediaMath under the equity method.

In August 2011, the Company acquired a 36% ownership interest in the management company and general partner of Penn Mezzanine for $3.9 million. Penn Mezzanine is a mezzanine lender focused on lower middle-market, Mid-Atlantic companies. The Company accounts for its interest in Penn Mezzanine under the equity method of accounting. The Company expects to deploy up to $26.1 million (including $13.9 million deployed through the end of 2012) in additional capital over a several year period in mezzanine opportunities alongside existing and future Penn Mezzanine funds.

In August 2012, the Company funded $1.7 million for participations in loan and equity interests initiated by Penn Mezzanine. Included in this funding was $1.5 million for participation in a loan, $0.1 million for participation in equity of the borrower and $0.1 million for participation in warrants to acquire common stock of the borrower. In January 2012, the Company funded $2.5 million for participations in loan and equity interests initiated by Penn Mezzanine. Included in this funding was $2.3 million for participation in a loan and $0.2 million for participation in equity of the borrower acquired by Penn Mezzanine. The loan principal was repaid in March 2012. In 2011, the Company funded an aggregate of $9.7 million for participations in certain loans and equity interests. Included in this funding was $8.1 million for participation in loans, $1.3 million for participations in equity and $0.3 million for participation in warrants to acquire common stock of the borrowers.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In August 2012, the Company funded $0.4 million into New York Digital Health Accelerator in exchange for a 9.4% limited partnership interest in the fund which is run by the New York eHealth Collaborative and the New York City Investment Fund for early- and growth-stage digital health companies that are developing technology products in care coordination, patient engagement, analytics and message alerts for healthcare providers. The Company accounts for its interest in New York Digital Health Accelerator under the equity method.

In July and February 2012, the Company funded an aggregate of $1.2 million of convertible bridge loans to Alverix, Inc. The Company previously deployed an aggregate of $7.6 million in Alverix. Alverix provides next-generation instrument and connectivity platforms for diagnostic Point-of-Care testing. The Company accounts for its interest in Alverix under the equity method.

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

In February 2012, the Company acquired a 31.6% ownership interest in Lumesis, Inc. for $2.2 million. Lumesis is a financial technology company that is dedicated to delivering timely data and robust analytical tools for the fixed income marketplace. The Company accounts for its interest in Lumesis under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Lumesis was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets

In December 2011, the Company acquired a 28.0% ownership interest in Hoopla Software, Inc. (“Hoopla”) for $1.3 million. Hoopla helps organizations create high performance sales cultures through SaaS solutions that integrate with CRM systems. The Company accounts for its interest in Hoopla under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Hoopla was allocated to goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In November 2011, the Company acquired a 30.0% ownership interest in Medivo, Inc. for $6.3 million. Medivo is a healthcare IT company that connects patients to a nationwide network of physicians, lab service centers and home testing services. The Company accounts for its interest in Medivo under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Medivo was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In September 2011, the Company acquired a 30.1% ownership interest in Putney, Inc. for $10.0 million. Putney is a specialty pharmaceutical company focused on providing generic medicines for pets. The Company accounts for its interest in Putney under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Putney was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In August 2011, the Company funded $2.4 million of a convertible bridge loan to Swap.com. The Company had previously deployed an aggregate of $8.1 million in Swap.com. The Company impaired all of the carrying value of Swap.com in 2011 and no longer holds an active interest in the company. The Company accounted for its interest in Swap.com under the equity method.

In June 2011, the Company acquired a 31.7% ownership interest in NovaSom, Inc. for $20.0 million. NovaSom provides diagnostic devices and services for home testing and evaluation of sleep-disordered breathing, including obstructive sleep apnea. The Company accounts for its interest in NovaSom under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of NovaSom was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In December 2010, the Company funded a $5.0 million mezzanine debt financing to Portico. The Company previously deployed an aggregate of $9.3 million in cash in Portico from August 2006 through April 2009. In July 2011, Portico was acquired by McKesson. The Company accounted for its interest in Portico under the equity method.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2010, the Company deployed an additional $1.8 million in AdvantEdge Healthcare Solutions, Inc. (“AdvantEdge”). In March 2010, the Company funded a $1.3 million short-term loan to AdvantEdge which was repaid in May 2010. The Company previously deployed a total of $13.5 million into AdvantEdge. AdvantEdge is a provider of physician billing and practice management services and software to hospital-based physician groups, large office-based physician practices, and ambulatory surgery centers. The Company accounts for its interest in AdvantEdge under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of AdvantEdge was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In September 2010, the Company exercised a total of $0.6 million of warrants in Clarient. The Company sold its remaining interest in Clarient in December 2010.

In September and June 2010, the Company funded an aggregate of $0.7 million in convertible bridge loans to Quinnova. The Company previously deployed $5.0 million in Quinnova in October 2009. The Company sold its equity and debt interests in Quinnova in December 2010.

In April 2010, in conjunction with Tengion’s initial public offering, the Company deployed an additional $1.5 million in Tengion. The Company previously deployed $7.5 million in Tengion in 2008. Tengion is a clinical-stage biotechnology company. Following Tengion’s initial public offering, the Company accounts for its interest in Tengion as available-for-sale securities.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	Carrying	Fair Value Measurement at December 31, 2012
	Value	Level 1	Level 2	Level 3
	(in thousands)
	(unaudited)
Cash and cash equivalents	$66,029	$66,029	$—	$—
Cash held in escrow	6,434	6,434	—	—
Restricted cash equivalents	10	10	—	—
Ownership interest in common stock of NuPathe	8,897	8,897	—	—
Ownership interest in preferred stock, warrants and options of NuPathe	12,075	—	—	12,075
Available-for-sale securities	58	58	—	—
Warrant participations	423	—	—	423
Marketable securities—held-to-maturity:
Commercial paper	$50,932	$50,932	$—	$—
U.S. Treasury Bills	21,352	21,352	—	—
Government agency bonds	45,909	45,909	—	—
Certificates of deposit	21,823	21,823	—	—

	$140,016	$140,016	$—	$—

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Carrying	Fair Value Measurement at December 31, 2011
	Value	Level 1	Level 2	Level 3
	(In thousands)
	(unaudited)
Cash and cash equivalents	$83,187	$83,187	$—	$—
Cash held in escrow	6,433	6,433	—	—
Restricted cash equivalents	12,265	12,265	—	—
Available-for-sale securities	5,184	5,184	—	—
Warrant participations	276	—	—	276
Marketable securities—held-to-maturity:
Commercial paper	$42,919	$42,919	$—	$—
U.S. Treasury Bills	17,555	17,555	—	—
Government agency bonds	80,712	80,712	—	—
Corporate bonds	1,296	1,296
Certificates of deposit	31,903	31,903	—	—

	$174,385	$174,385	$—	$—

As of December 31, 2012, $111.0 million of marketable securities had contractual maturities which were less than one year and $29.1 million of marketable securities had contractual maturities greater than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.

The Company’s ownership interests in NuPathe are accounted for at fair value. The fair value of the Company’s ownership interest in NuPathe’s common stock was measured using quoted market prices for NuPathe’s common stock as traded on the NASDAQ Capital Market, which is considered a Level 1 input under the valuation hierarchy. The fair value of the Company’s ownership interest in NuPathe’s preferred stock, warrants and options was measured using an option pricing model, which is based on Level 3 inputs as defined above.

The Company’s Penn Mezzanine warrant participations are carried at fair value. The value of the Company’s holdings in warrant participations is measured by reference to Level 3 inputs. The inputs and valuation techniques used include discounted cash flows and valuation of comparable public companies. The Company recorded a gain of $0.2 million associated with mark-to-market adjustments related to its warrant participations with Penn Mezzanine in the year ended December 31, 2012 which is reflected in Other income (loss), net in the Consolidated Statement of Operations.

The Company recorded impairment charges totaling $5.0 million related to PixelOptics in 2012 measured as the amount by which PixelOptics’ carrying value exceeded its estimated fair value. The fair market value of the Company’s equity ownership in PixelOptics was determined to be $11.8 million based on Level 3 inputs as defined above. The inputs and valuation techniques used included discounted cash flows as well as the pricing of a transaction between other institutional shareholders in PixelOptics’ debt and equity securities.

The Company recorded an impairment charge of $2.5 million related to its Penn Mezzanine debt and equity participations in 2012 measured as the amount by which the carrying value of the Company’s participation in the debt and equity interests acquired by Penn Mezzanine exceeded their estimated fair values. The fair market values of the Company’s participating interests in debt, equity and warrants acquired by Penn Mezzanine were determined based on Level 3 inputs as defined above. The inputs and valuation techniques used included discounted cash flows and valuations of comparable public companies.

The Company recognized an impairment charge of $0.4 million related to a legacy private equity fund in 2012, measured as the amount by which the carrying value of the Company’s interest in the fund exceeded its estimated fair value. The fair market value of the Company’s interest in the fund was determined to be $1.9 million based on the value of the Company’s pro rata portion of the fair value of the fund’s net assets, which is a Level 3 input under the fair value hierarchy.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The value of the Company’s available-for-sale securities as of December 31, 2012 is measured by reference to quoted prices for Tengion’s common stock as traded on the NASDAQ Capital Market, which is considered a Level 1 input under the valuation hierarchy.

5. Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2012	2011
	(In thousands)
Building and improvements	$607	$547
Office equipment	1,002	997

	1,609	1,544
Accumulated depreciation	(1,416)	(1,316)

	$193	$228

6. Convertible Debentures and Credit Arrangements

The carrying values of the Company’s convertible senior debentures were as follows:

	As of December 31,
	2012	2011
	(In thousands)
Convertible senior debentures due 2018	$48,483	$—
Convertible senior debentures due 2014	67	45,253
Convertible senior debentures due 2024	441	441

Convertible senior debentures—non-current	$48,991	$45,694

Convertible Senior Debentures due 2018

In November 2012, Safeguard issued $55.0 million principal amount of its 5.25% convertible senior debentures due 2018 (the “2018 Debentures”). Proceeds from the offering were used to repurchase outstanding 10.125% convertible senior debentures due 2014 (the “2014 Debentures”). The repurchase of the 2014 Debentures resulted in a loss on repurchase of $7.9 million which is recorded in Other income (loss), net in the Consolidated Statement of Operations. Interest on the 2018 Debentures is payable semi-annually on May 15 and November 15.

Holders may convert their notes prior to November 15, 2017 at their option only under the following circumstances:

•

during any calendar quarter commencing after the calendar quarter ending on December 31, 2012, if the last reported sale price of the common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day;

•	if the notes have been called for redemption; or

•	upon the occurrence of specified corporate events.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On or after November 15, 2017 until the close of business on the second business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions has been met. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at the Company’s election.

The conversion rate is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price of the Company’s common stock at December 31, 2012 was $14.75.

On or after November 15, 2016, the Company may redeem for cash any of the 2018 Debentures if the last reported sale price of the Company’s common stock exceeds 140% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the trading day before the date that notice of redemption is given, including the last trading day of such period. Upon any redemption of the debentures, the Company will pay a redemption price of 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption, and additional interest, if any.

The 2018 Debentures holders have the right to require the Company to repurchase the 2018 Debentures if the Company undergoes a fundamental change, which includes the sale of all or substantially all of the Company’s common stock or assets; liquidation; dissolution; a greater than 50% change in control; the delisting of the Company’s common stock from the New York Stock Exchange or the NASDAQ Global Market (or any of their respective successors); or a substantial change in the composition of the Company’s board of directors as defined in the governing agreement. Holders may require that the Company repurchase for cash all or part of their debentures at a fundamental change repurchase price equal to 100% of the principal amount of the debentures to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Because the 2018 Debentures may be settled in cash or partially in cash upon conversion, the Company separately accounts for the liability and equity components of the 2018 Debentures. The carrying amount of the liability component was determined at the transaction date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the 2018 Debentures as a whole. At December 31, 2012, the fair value of the $55.0 million outstanding 2018 Debentures was approximately $57.8 million, based on the midpoint of the bid and ask prices as of such date. At December 31, 2012, the gross carrying amount of the equity component was $6.6 million, the principal amount of the liability component was $55.0 million, the unamortized discount was $6.5 million and the net carrying value of the liability component was $48.5 million. The Company is amortizing the excess of the face value of the 2018 Debentures over their carrying value over their term as additional interest expense using the effective interest method and recorded $0.1 million for the year ended December 31, 2012. The effective interest rate on the 2018 Debentures is 8.7%.

The Company incurred $1.8 million of costs associated with the issuance of the 2018 Debentures. $1.6 million was recorded as deferred issuance costs in Other assets on the Company’s Consolidated Balance Sheet and $0.2 million was recorded as an offset against the carrying amount of the equity component discussed above. The deferred issuance costs are being amortized as additional interest expense using the effective interest method.

Convertible Senior Debentures due 2024

In 2004, the Company issued an aggregate of $150.0 million in face value of convertible senior debentures with a stated maturity date of March 15, 2024 (the “2024 Debentures”). At December 31, 2012, the fair value of the $0.4 million outstanding 2024 Debentures approximated their carrying value, based on the midpoint of bid and ask prices as of such date. On March 21, 2011, the Company repurchased $30.8 million of the 2024 Debentures as required by the 2024 Debenture holders. Interest on the 2024 Debentures is payable semi-annually. At the debentures holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. The adjusted conversion rate of the 2024 Debentures is $43.3044 of principal amount per share. The remaining 2024 Debentures holders have the right to require the Company to repurchase the 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. In limited circumstances, the Company has the right to redeem all or some of the 2024 Debentures.

The Company has $0.4 million principal amount of the 2024 Debentures outstanding at December 31, 2012.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Convertible Senior Debentures due 2014

In March 2010, the Company issued an aggregate of $46.9 million in face value of convertible senior debentures with a stated maturity of March 15, 2014 (the “2014 Debentures”). As noted above, in November 2012 the Company repurchased substantially all of the 2014 Debentures for $58.7 million plus accrued interest. The Company recognized a loss on repurchase of $7.9 million which is reported in Other income (loss), net in the Consolidated Statements of Operations. The Company has $0.1 million of the 2014 Debentures outstanding at December 31, 2012. At December 31, 2012, the fair value of the $0.1 million outstanding 2014 Debentures approximated their carrying value, based on the midpoint of bid and ask prices as of such date. Interest on the 2014 Debentures is payable semi-annually on March 15 and September 15. At the time of issuance, as required under the terms of the 2014 Debentures, the Company placed approximately $19.0 million in a restricted escrow account to make all scheduled interest payments on the 2014 Debentures through their maturity. During 2012 and 2011, interest payments of $4.8 million and $4.8 million, respectively, were made out of the restricted escrow account and are considered non-cash activities. Upon repurchase of the 2014 Debentures, $7.7 million was released from the restricted escrow account representing interest payments that would have been due through maturity of the 2014 Debentures.

At the debentures holders’ option, the 2014 Debentures are convertible into the Company’s common stock at any time after March 15, 2013. The conversion price is $16.50 of principal amount per share, equivalent to a conversion rate of 60.6061 shares of Company common stock per $1,000 principal amount of the 2014 Debentures. The 2014 Debentures holders have the right to require repurchase of the 2014 Debentures upon a fundamental change, including the sale of all or substantially all of the Company’s common stock or assets; liquidation; dissolution; or a change in control; or the delisting of the Company’s common stock from the New York Stock Exchange if the Company were unable to obtain a listing for its common stock on another national or regional securities exchange. In limited circumstances, the Company has the right to redeem some or all of the 2014 Debentures.

Credit Arrangements

The Company is party to a loan agreement with a commercial bank which provides it with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts and the lesser of $80 million or 75% of its investment and securities accounts at the bank. The credit facility, as amended December 21, 2012, matures on December 31, 2014. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which has been required in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at December 31, 2012 was $43.7 million.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	As of December 31,
	2012	2011
	(In thousands)
Accrued interest	$335	$1,403
Other	2,266	2,287

	$2,601	$3,690

8. Equity

Preferred Stock

Shares of preferred stock, par value $0.10 per share, are voting and are issuable in one or more series with rights and preferences as to dividends, redemption, liquidation, sinking funds and conversion determined by the Board of Directors. At December 31, 2012 and 2011, there were one million shares authorized and none outstanding.

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

To the extent allowable, service-based awards are incentive stock options. Options granted under the plans are at prices equal to or greater than the fair market value at the date of grant. Upon exercise of stock options, the Company issues shares first from treasury stock, if available, then from authorized but unissued shares. At December 31, 2012, the Company had reserved 4.0 million shares of common stock for possible future issuance under its equity compensation plans.

Classification of Stock-Based Compensation Expense

Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
General and administrative expense	$2,014	$3,052	$3,777

	$2,014	$3,052	$3,777

At December 31, 2012, the Company had outstanding options that vest based on three different types of vesting schedules:

1) market-based;

2) performance-based; and

3) service-based.

Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if market capitalization targets are achieved earlier than estimated. During the years ended December 31, 2012, 2011 and 2010, the Company did not issue any market-based option awards to employees. During the years ended December 31, 2011 and 2010, respectively, 110 thousand and 21 thousand market-based options vested based on achievement of market capitalization targets. No market based options vested during 2012. During the years ended December 31, 2012, 2011 and 2010, respectively, six thousand, 125 thousand and 10 thousand market-based options were cancelled or forfeited. The Company recorded compensation expense related to these awards of $0.4 million, $1.2 million and $1.7 million during the years ended December 31, 2012, 2011 and 2010, respectively. Depending on the Company’s stock performance, the maximum number of unvested shares at December 31, 2012 attainable under these grants was 1.0 million shares.

Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company upon the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the years ended December 31, 2012, 2011 and 2010, respectively, the Company issued 180 thousand, 193 thousand and 130 thousand performance-based option awards to employees. During the years ended December 31, 2012 and 2011, 14 thousand and 56 thousand options vested based on the achievement of capital return targets. During the year ended December 31, 2010, no options vested based on the achievement of capital returns targets.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the years ended December 31, 2012, 2011 and 2010, respectively, six thousand, 108 thousand and six thousand performance-based option awards were canceled or forfeited. The Company recorded compensation expense related to these option awards of $0.2 million, $0.3 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The maximum number of unvested shares at December 31, 2012 attainable under these grants was 809 thousand shares.

All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the years ended December 31, 2012, 2011 and 2010, respectively, the Company issued 113 thousand, 121 thousand and 95 thousand service-based option awards to employees. During the years ended December 31, 2012, 2011 and 2010, respectively, one thousand, 60 thousand and nine thousand service-based options were canceled or forfeited. The Company recorded compensation expense related to these awards of $0.7 million, $0.8 million and $1.2 million during the years ended December 31, 2012, 2011 and 2010, respectively.

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

	Year Ended December 31,
	2012	2011	2010
Service-Based Awards
Dividend yield	0%	0%	0%
Expected volatility	56%	57%	58%
Average expected option life	5 years	5 years	5 years
Risk-free interest rate	0.8%	1.4%	2.0%

	Year Ended December 31,
	2012	2011	2010
Performance-Based Awards
Dividend yield	0%	0%	0%
Expected volatility	55%	57%	58%
Average expected option life	5.5 years	5.8 years	4.9 years
Risk-free interest rate	0.8%	0.9%	2.0%

The weighted-average grant date fair value of options issued by the Company during the years ended December 31, 2012, 2011 and 2010 was $7.45, $8.28 and $7.42 per share, respectively.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Option activity of the Company is summarized below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2009	3,268	$9.51
Options granted	224	14.65
Options exercised	(121)	9.16
Options canceled/forfeited	(50)	12.13

Outstanding at December 31, 2010	3,321	9.83

Options granted	314	16.55
Options exercised	(124)	11.32
Options canceled/forfeited	(293)	11.03

Outstanding at December 31, 2011	3,218	10.32

Options granted	293	14.91
Options exercised	(211)	10.22
Options canceled/forfeited	(13)	13.48

Outstanding at December 31, 2012	3,287	10.72	3.55	$14,146

Options exercisable at December 31, 2012	1,320	9.93	2.32	6,646
Options vested and expected to vest at December 31, 2012	2,854	10.39	3.05	13,113
Shares available for future grant	252

The total intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was $1.2 million, $0.9 million and $0.4 million, respectively.

At December 31, 2012, total unrecognized compensation cost related to non-vested stock options granted under the plans for service-based awards was $0.9 million. That cost is expected to be recognized over a weighted-average period of 2.5 years.

At December 31, 2012, total unrecognized compensation cost related to non-vested stock options granted under the plans for market-based awards was $0.1 million. That cost is expected to be recognized over a weighted-average period of 1 year, but would be accelerated if market capitalization targets are achieved earlier than estimated.

At December 31, 2012, total unrecognized compensation cost related to non-vested stock options granted under the plans for performance-based awards was $3.4 million. That cost is expected to be recognized over a weighted-average period of 2.6 years but would be accelerated if stock price targets are achieved earlier than estimated.

During the years ended December 31, 2012, 2011 and 2010, respectively, the Company issued 90 thousand, 61 thousand and 74 thousand performance-based stock units to employees which vest based on achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies, as described above related to performance-based option awards. Performance-based stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis. During the years ended December 31, 2012, 2011 and 2010, respectively, the Company issued 30 thousand, 20 thousand and 25 thousand restricted shares to employees. The restricted shares issued vest 25% on the first anniversary of grant and the remaining 75% thereafter in equal monthly installments over the next three years. During the year ended December 31, 2010, the Company issued 53 thousand unrestricted shares to employees in connection with the 2009 management incentive plan payments earned by certain senior employees.

The Company issued deferred stock units during the years ended December 31, 2012, 2011 and 2010 to all non-employee directors as annual service grants and to directors who deferred all or a portion of directors’ fees earned. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred generally vest one year following the grant date. Deferred stock units represent the right to receive shares of the Company’s common stock, on a one-for-one basis, following termination of employment or service, death or permanent disability. During the years ended December 31, 2012, 2011 and 2010, respectively, the Company issued 25 thousand, 28 thousand and 32 thousand deferred stock units to directors.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the years ended December 31, 2012 and 2010, the Company granted five thousand and two thousand restricted shares, respectively, to members of its advisory boards, which comprise non-employees and recorded compensation expense of $0.1 million in each year related to these awards. No such awards were granted in 2011. These awards generally vest within one year following grant.

Total compensation expense for deferred stock units, performance-based stock units and restricted stock was approximately $0.7 million, $0.7 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Unrecognized compensation expense related to deferred stock units, performance stock units and restricted stock at December 31, 2012 was $3.5 million. The total fair value of deferred stock units, performance stock units and restricted stock vested during the years ended December 31, 2012, 2011 and 2010 was $0.9 million, $2.0 million and $1.8 million, respectively.

Deferred stock unit, performance-based stock unit and restricted stock activity are summarized below:

		Weighted Average
		Grant Date Fair
	Shares	Value
	(In thousands)
Unvested at December 31, 2010	298	$10.09
Granted	109	15.93
Vested	(116)	8.16
Forfeited	(38)	12.73

Unvested at December 31, 2011	253	13.10
Granted	151	15.00
Vested	(53)	13.06
Forfeited	(4)	13.67

Unvested at December 31, 2012	347	13.85

10. Other Income (Loss), Net

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Loss on repurchase of convertible debentures	$(7,895)	$—	$—
Loss on exchange of convertible debentures	—	—	(8,289)
Gain on sale of companies and funds, net	9,004	—	63,247
Gain on mark-to-market of holdings in fair value method partner companies	11,035	—	22,394
Impairment charges on cost method partner companies and private equity funds	(350)	—	(2,146)
Impairment charges on Penn Mezzanine loan and equity participations	(2,489)	—	—
Other than temporary impairment on available-for-sale securities	(260)	(7,451)	(1,108)
Other	293	1,306	711

	$9,338	$(6,145)	$74,809

11. Income Taxes

The federal and state provision (benefit) for income taxes was $0.0 million for the years ended December 31, 2012, 2011 and 2010.

The total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to net income (loss) before income taxes as a result of the following:

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2012	2011	2010
Statutory tax (benefit) expense	(35.0)%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
Valuation allowance	34.7	(35.3)	(47.4)
Other adjustments	.3	0.3	1.7
Nondeductible loss on exchange of convertible senior debentures	—	—	10.7

	0.0%	0.0%	0.0%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2012	2011
	(In thousands)
Deferred tax asset (liability):
Carrying values of partner companies and other holdings	$52,602	$50,041
Tax loss and credit carryforwards	75,369	59,626
Accrued expenses	1,860	1,838
Stock-based compensation	7,942	7,580
Other	1,557	1,047

	139,330	120,132
Valuation allowance	(139,330)	(120,132)

Net deferred tax liability	$—	$—

As of December 31, 2012, the Company and its subsidiaries consolidated for tax purposes had federal net operating loss carryforwards of approximately $204.2 million. These carryforwards expire as follows:

Total
(In thousands)
2013	$—
2014	—
2015	—
2016	—
2017 and thereafter	204,209

$204,209

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no changes in the Company’s uncertain tax positions for the years ended December 31, 2012, 2011 and 2010.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Tax years 2009 and forward remain open for examination for federal tax purposes and tax years 2007 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2012 will remain subject to examination until the respective tax year is closed. The Company recognizes penalties and interest accrued related to income tax liabilities in income tax benefit (expense) in the Consolidated Statements of Operations.

12. Net Income (Loss) Per Share

The calculations of net income (loss) per share were:

	Year Ended December 31,
	2012	2011	2010
	(In thousands except per share data)
Basic:
Net income (loss)	$(39,362)	$110,597	$26,609
Average common shares outstanding	20,974	20,764	20,535

Net income (loss) per share	$(1.88)	$5.33	$1.30

Diluted:
Net income (loss)	$(39,362)	$110,597	$26,609
Interest on convertible senior debentures	—	5,750	—

Net income (loss) for diluted per share calculation	$(39,362)	$116,347	$26,609

Number of shares used in basic per share computation	20,974	20,764	20,535
Effect of dilutive securities:
Convertible senior debentures	—	3,009	—
Unvested restricted stock and DSUs	—	60	115
Employee stock options	—	689	857

Number of shares used in diluted per share computation	20,974	24,522	21,507

Net income (loss) per share	$(1.88)	$4.74	$1.24

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

The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:

•

At December 31, 2012, 2011 and 2010, options to purchase 3.3 million, 0.1 million and 0.6 million shares of common stock, respectively, at prices ranging from $3.93 to $18.80 per share, $18.78 to $21.36 per share and $10.10 to $21.36 per share were excluded from the calculation.

•

At December 31, 2012 and 2010, unvested restricted stock units, performance stock units and DSUs convertible into 0.3 million and 2 thousand shares of stock, respectively, were excluded from the calculations.

•	At December 31, 2010, a total of 0.7 million shares of common stock representing the effect of assumed conversion of the 2024 Debentures were excluded from the calculation.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	At December 31, 2010, a total of 2.8 million shares of common stock representing the effect of assumed conversion of the 2014 Debentures were excluded from the calculations.

•	At December 31, 2012, a total of 3.0 million shares of common stock representing the effect of assumed conversion of the 2018 Debentures were excluded from the calculations.

13. Related Party Transactions

In May 2001, the Company entered into a $26.5 million loan agreement with Warren V. Musser, the Company’s former Chairman and Chief Executive Officer. Through December 31, 2012, the Company recognized impairment charges against the loan of $15.7 million. The Company’s efforts to collect Mr. Musser’s outstanding loan obligation have included the sale of existing collateral, obtaining and selling additional collateral, litigation and negotiated resolution. Since 2001 and through December 31, 2012, the Company has received a total of $16.9 million in payments on the loan. In December 2011, the loan documents were amended to take into account accumulated unpaid interest and to make certain other changes related to collateral, maturity dates and other terms.

The Company received cash from the sale of collateral in 2011 in the amount of $0.1 million and no payments in 2012 or 2010. The carrying value of the loan at December 31, 2012 was zero.

In the normal course of business, the Company’s directors, officers and employees hold board positions with partner and other companies in which the Company has a direct or indirect ownership interest.

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

The Company leases its corporate headquarters and office equipment under leases expiring at various dates to 2016. Total rental expense under operating leases was $0.6 million, $0.5 million and $0.5 million in 2012, 2011 and 2010, respectively. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2012, are (in millions): $0.6 — 2013; $0.5 — 2014; $0.0 — 2015; $0.0 — 2016; and $0.0 thereafter.

Not including the Laureate Pharma, Inc. lease guaranty described below, the Company had outstanding guarantees of $3.8 million at December 31, 2012.

The Company has committed capital of approximately $0.1 million to a private equity fund. This commitment is expected to be funded during the next 12 months.

Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of a private equity fund (“clawback”). The maximum clawback the Company could be required to return due to our general partner interest is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheets at December 31, 2012. The Company’s ownership in the fund is 19%. The clawback liability is joint and several; therefore the Company may be required to fund the clawback for other general partners should they default. The Company believes its potential liability due to the possibility of default by other general partners is remote.

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

The Company remains guarantor of Laureate Pharma’s Princeton, New Jersey facility lease. The current lease extends into 2016. The Company is entitled to indemnification in connection with the continuation of this guaranty. As of December 31, 2012, scheduled lease payments to be made by Laureate Pharma over the remaining lease term are approximately $4.8 million.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In October 2001, the Company entered into an agreement with its former Chairman and Chief Executive Officer, to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $2.9 million was included in Other long-term liabilities on the Consolidated Balance Sheet at December 31, 2012.

The Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004.

The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $4.2 million at December 31, 2012.

15. Supplemental Cash Flow Information

During the years ended December 31, 2012 and 2010, the Company converted $0.4 million and $2.7 million respectively, of advances to partner companies into ownership interests in partner companies. The Company made no such conversions in 2011.

Cash payments for interest in the years ended December 31, 2012, 2011 and 2010 were $0.8 million, $0.4 million and $1.5 million, respectively. In addition, during the years ended December 31, 2012, 2011 and 2010, interest payments of $4.8 million, $4.8 million and $2.2 million, respectively, on the 2014 Debentures were made using restricted cash equivalents.

During the year ended December 31, 2010, the Company completed a non-cash exchange of $46.9 million in face value of its 2024 Debentures for the same amount in face value of its 2014 Debentures.

Cash paid for taxes in the years ended December 31, 2012, 2011 and 2010 was $0.0 million in each year.

16. Operating Segments

In the fourth quarter of 2012, the Company expanded its focus within the former Life Sciences segment to include companies in the HealthTech sector and has renamed that segment “Healthcare”. The HealthTech sector had previously been included in the Technology segment. As a result of the change, the Company’s reportable operating segments are now Healthcare, Technology and Penn Mezzanine. AdvantEdge Healthcare Solutions, a provider of physician billing and practice management services and software, which had previously been reported within the Technology segment, is now reported under the Healthcare segment. As a result of the change, the Company has restated its previously reported segment disclosure information, to include the results of AdvantEdge Healthcare Solutions within the Healthcare segment.

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

As of December 31, 2012, the Company held an interest in 18 non-consolidated partner companies.

The Company’s active partner companies as of December 31, 2012 by segment were as follows for the years ended December 31, 2012, 2011 and 2010:

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Healthcare

	Safeguard Primary Ownership as of December 31,
Partner Company	2012	2011	2010	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.2%	40.2%	40.2%	Equity
Alverix, Inc.	49.2%	49.6%	49.6%	Equity
Crescendo Bioscience, Inc.	12.6%	NA	NA	Cost
Good Start Genetics, Inc.	30.0%	26.3%	26.3%	Equity
Medivo, Inc.	30.0%	30.0%	NA	Equity
NovaSom, Inc.	30.3%	30.3%	NA	Equity
NuPathe, Inc.	17.8%	17.8%	18.1%	Fair value (1)
PixelOptics, Inc.	24.6%	24.7%	NA	Equity
Putney, Inc.	27.6%	27.6%	NA	Equity

(1)	The Company’s ownership interest in NuPathe was accounted for as available-for-sale securities following NuPathe’ s completion of an initial public offering in August 2010. On October 23, 2012, the Company participated in a private placement of NuPathe preferred stock units, and in conjunction with this financing the Company placed two persons on NuPathe’s board of directors. As a result, the Company determined that it exercises significant influence over NuPathe which makes the equity method of accounting applicable to its ownership interests. Instead, the Company elected the fair value option beginning on that date. Prior to August 2010, the Company accounted for NuPathe under the equity method.

Technology

	Safeguard Primary Ownership as of December 31,
Partner Company	2012	2011	2010	Accounting Method
AppFirst, Inc.	35.0%	NA	NA	Equity
Beyond.com Inc.	38.3%	38.3%	38.3%	Equity
Bridgevine, Inc.	21.7%	22.8%	22.8%	Equity
DriveFactor Inc.	35.4%	23.9%	NA	Equity
Hoopla Software, Inc.	25.3%	28.0%	NA	Equity
Lumesis, Inc.	31.6%	NA	NA	Equity
MediaMath, Inc.	22.2%	22.4%	17.3%	Equity (2)
Spongecell, Inc.	23.1%	NA	NA	Equity
ThingWorx, Inc.	39.8%	30.2%	NA	Equity

(2)	In the first quarter of 2011, the Company’s ownership interest in MediaMath increased from 17.3% to 22.4%, above the threshold at which the Company believes it exercises significant influence. Accordingly, the Company changed its method of accounting for MediaMath from the cost method to the equity method.

As of December 31, 2012, the Penn Mezzanine segment has a 36% ownership interest in the management company and general partner of Penn Mezzanine L.P. The Company accounts for its interest under the equity method.

Results of the Healthcare and Technology segments reflect the equity income (loss) of their respective equity method partner companies, other income (loss) associated with fair value method and cost method partner companies and the gains or losses on the sale of their respective partner companies. Results of the Penn Mezzanine segment includes interest, dividend and participation fees earned on the mezzanine interests in which the Company participates as well as equity income (loss) associated with the Company’s management company and general partner interest in the Penn Mezzanine platform.

Management evaluates its Healthcare and Technology segments’ performance based on net loss which is based on the number of partner companies accounted for under the equity method, the Company’s voting ownership percentage in these partner companies and the net results of operations of these partner companies and any impairment charges or gain (loss) on sale of, or mark-to-market of partner companies.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Management evaluates the Penn Mezzanine segment performance based on the performance of the mezzanine interests in which the Company participates. This includes an evaluation of the current and future cash flows associated with interest and dividend payments as well as estimated losses based on evaluating known and inherent risks in the investments in which the Company participates.

Other Items include certain expenses which are not identifiable to the operations of the Company’s operating business segments. Other Items primarily consist of general and administrative expenses related to corporate operations, including employee compensation, insurance and professional fees, including legal and finance, interest income, interest expense, other income (loss) and equity income (loss) related to certain private equity fund ownership interests. Other Items also include income taxes, which are reviewed by management independent of segment results.

Prior to its sale in December 2010, Clarient was included in the Healthcare segment. The Company accounted for its interest in Clarient under the fair value method.

As of December 31, 2012 and 2011, all of the Company’s assets were located in the United States.

Segment assets in Other Items included primarily cash, cash equivalents, cash held in escrow and marketable securities of $212.5 million and $264.0 million at December 31, 2012 and 2011, respectively.

The following represents segment data from operations:

			For the Year Ended December 31, 2012
			Penn	Total	Other
	Healthcare	Technology	Mezzanine	Segments	Items	Total
	(In thousands)
Operating loss	$—	$—	$(10)	$(10)	$(19,463)	$(19,473)
Interest income	—	—	1,505	1,505	1,421	2,926
Equity income (loss)	(26,544)	(119)	(317)	(26,980)	463	(26,517)
Net (loss)	(6,660)	(119)	(1,136)	(7,915)	(31,447)	(39,362)
Segment Assets:
December 31, 2012	83,500	58,753	12,153	154,406	219,738	374,144

			For the Year Ended December 31, 2011
			Penn	Total	Other
	Healthcare	Technology	Mezzanine	Segments	Items	Total
	(In thousands)
Operating loss	$—	$—	$—	$—	$(21,168)	$(21,168)
Interest income	—	—	210	210	1,214	1,424
Equity income (loss)	121,299	21,454	(71)	142,682	(225)	142,457
Net income (loss)	114,063	21,478	139	135,680	(25,083)	110,597
Segment Assets:
December 31, 2011	72,127	38,458	12,965	123,550	283,086	406,636

	For the Year Ended December 31, 2010
			Total	Other
	Healthcare	Technology	Segments	Items	Total
	(In thousands)
Operating loss	$—	$—	$—	$(20,847)	$(20,847)
Equity loss	(12,472)	(9,858)	(22,330)	(4)	(22,334)
Net income (loss)	69,972	(9,822)	60,150	(33,541)	26,609

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net loss from Other Items was as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Corporate operations	$(31,447)	$(25,083)	$(33,541)
Income tax benefit (expense)	—	—	—

	$(31,447)	$(25,083)	$(33,541)

17. Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2012:
General and administrative expense	$4,743	$5,148	$4,790	$4,792

Operating loss	(4,743)	(5,148)	(4,790)	(4,792)
Other income (loss), net	3,084	4,819	91	1,344
Interest income	899	595	696	736
Interest expense	(1,452)	(1,456)	(1,461)	(1,267)
Equity loss	(7,448)	(8,947)	(3,293)	(6,829)

Net loss before income taxes	(9,660)	(10,137)	(8,757)	(10,808)
Income tax benefit (expense)	—	—	—	—

Net loss	$(9,660)	$(10,137)	$(8,757)	$(10,808)

Net loss per share (a)
Basic	$(0.46)	$(0.48)	$(0.42)	$(0.51)

Diluted	$(0.46)	$(0.48)	$(0.42)	$(0.51)

2011:
General and administrative expense	$4,884	$5,570	$5,100	$5,614

Operating loss	(4,884)	(5,570)	(5,100)	(5,614)
Other income (loss), net	(292)	(775)	(324)	(4,754)
Interest income	367	324	278	455
Interest expense	(1,636)	(1,441)	(1,445)	(1,449)
Equity income (loss)	(2,565)	129,277	28,922	(13,177)

Net income (loss) before income taxes	(9,010)	121,815	22,331	(24,539)
Income tax benefit (expense)	—	—	—	—

Net income (loss)	$(9,010)	$121,815	$22,331	$(24,539)

Net income (loss) per share (a)
Basic	$(0.44)	$5.87	$1.07	$(1.18)

Diluted	$(0.46)	$5.05	$0.98	$(1.18)

(a)	Per share amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period. Additionally, in regard to diluted per share amounts only, quarterly amounts may not add to the annual amounts because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive, and because of the adjustments to net income (loss) for the dilutive effect of partner company common stock equivalents and convertible securities.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2012 are functioning effectively.

Our business strategy involves the acquisition of new businesses on an ongoing basis, most of which are young, growing companies. Typically, these companies historically have not had all of the controls and procedures they would need to comply with the requirements of the Exchange Act and the rules promulgated thereunder. These companies also frequently develop new products and services. Following an acquisition, or the launch of a new product or service, we work with the company’s management to implement all necessary controls and procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012. Their opinion on the effectiveness of our internal control over financial reporting and their opinion on our Consolidated Financial Statements are included in Item 8 in this Form 10-K.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Our equity compensation plans provide a broad-based program designed to attract and retain talent while creating alignment with the long-term interests of our shareholders. Employees at all levels participate in our equity compensation plans. In addition, members of our Board of Directors (“Board”) and members of our Advisory Board receive equity grants for their service on our Board and Advisory Board, respectively. Members of our Board also receive deferred stock unit awards and are eligible to defer directors’ fees and receive deferred stock units with a value equal to the directors’ fees deferred and matching deferred stock units equal to 25% of the directors’ fees deferred.

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

A total of 900,000 shares of our common stock were authorized for issuance under the 2001 Plan. At December 31, 2012, 303,448 shares were subject to outstanding options and performance stock units, no shares were available for future issuance, and 464,808 shares had been issued under the 2001 Plan. The 2001 Plan expired by its terms on February 21, 2011. Equity grants previously awarded under this plan that have not yet expired or otherwise become unexercisable continue to be administered in accordance with the terms of the grants. Any portions of outstanding equity grants under the 2001 Plan that expire or become unexercisable for any reason shall be cancelled and shall be unavailable for future issuance.

During 2005, 2007, 2008 and 2011, the Compensation Committee granted “employee inducement” awards to five newly hired officers. The awards were granted outside of Safeguard’s existing equity compensation plans in accordance with NYSE rules and consisted of options to purchase up to an aggregate of 1,501,665 shares of Safeguard common stock. All of these “employee inducement” awards were granted with a per share exercise price equal to the average of the high and low prices of Safeguard common stock on the grant date, 1,437,915 of such awards were granted with an eight-year term and 63,750 of such awards were granted with a 10-year term. Of the shares underlying the “employee inducement” awards that were outstanding at December 31, 2012, 375,415 shares are subject to time-based vesting, with an aggregate of 93,854 shares vesting on the first anniversary of the grant date and 281,561 shares vesting in 36 equal monthly installments thereafter. Of the remaining shares underlying the “employee inducement” awards that were outstanding at December 31, 2012, 1,062,500 vest incrementally based upon the achievement of certain specified levels of increase in Safeguard’s stock price and 63,750 vest based on the aggregate cash produced as a result of exit transactions involving certain of our partner companies relative to the amount of cash deployed in connection with such partner companies. With the exception of the market-based vesting or performance-based vesting provisions, the terms and provisions of the employee inducement awards are substantially the same as options previously awarded to other officers under Safeguard’s equity compensation plans.

The following table provides information as of December 31, 2012 about the securities authorized for issuance under our equity compensation plans. The material features of our equity compensation plans are described in Note 9 to the Consolidated Financial Statements filed as part of our Annual Report on Form 10-K for the year ended December 31, 2012.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (3)	1,960,419	$11.9819	252,164
Equity compensation plans not approved by security holders (4)	1,805,114	$9.6154
Total	3,765,533	$10.7186	252,164

(1)	Includes a total of 390,034 shares underlying performance stock units and deferred stock units awarded for no consideration and 88,191 shares underlying deferred stock units awarded to directors in lieu of all or a portion of directors’ fees.
(2)	The weighted average exercise price calculation excludes 478,225 shares underlying outstanding deferred stock units and performance stock units included in column (a) which are payable in stock, on a one-for-one basis.
(3)	Represents awards granted under the 1999 Equity Compensation Plan and the 2004 Equity Compensation Plan and shares available for issuance under the 2004 Equity Compensation Plan.
(4)	Includes awards granted under the 2001 Plan and 1,501,665 “employee inducement” awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Corporate Governance Principles and Board Matters – ‘Board Independence’ and “Review and Approval of Transactions with Related Persons” and “Relationships and Transactions with Management and Others.”

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Independent Public Accountant – Audit Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Consolidated Financial Statements and Schedules

Incorporated by reference to Item 8 of this Report on Form 10-K.

The audited financial statements of NuPathe, Inc. and PixelOptics, Inc. which are accounted for under the fair value option and equity method, respectively, were not available as of the date of this Report on Form 10-K. In accordance with Rule 3-09 of Regulation S-X, we expect to file those financial statements by amendment to this Report on Form 10-K within 90 days following the end of the Company’s fiscal year.

(b) Exhibits

The exhibits required to be filed as part of this Report are listed in the exhibit index below.

(c) Financial Statement Schedules

None

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

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
2.1.1	Purchase Agreement, dated as of February 29, 2008, by and between Safeguard Scientifics, Inc., as Seller, and Saints Capital Dakota, L.P., as Purchaser.	Form 8-K 3/4/08	2.1
2.1.2	First Amendment to Purchase Agreement, dated May 6, 2008, by and between Safeguard Scientifics, Inc., as Seller, and Saints Capital Dakota, L.P., as Purchaser	Form 8-K 5/7/08	2.1
3.1.1	Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.1
3.1.2	Amendment to Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 8/27/09	3.1
3.1.3	Statement with Respect to Shares	Registration Statement on Form S-4 12/17/10	3.1.3
3.2	Amended and Restated By-laws of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.2
4.1	Indenture, dated as of February 18, 2004, between Safeguard Scientifics, Inc. and Wachovia Bank, National Association, as trustee, including the form of 2.625% Convertible Senior Debentures due 2024	Form 10-K 3/15/04	4.10
4.2	Indenture, dated as of March 26, 2010, by and between Safeguard Scientifics, Inc. and U.S. Bank, National Association	Form 8-K 3/30/10	4.1

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
4.3	Global Note representing 10.125% Convertible Senior Debentures due March 15, 2014	Form 8-K 3/30/10	4.2
4.4	Escrow Agreement, dated as of March 26, 2010, by and among Safeguard Scientifics, Inc., U.S. Bank, National Association (as trustee) and U.S. Bank, National Association (in its capacity as escrow agent)	Form 8-K 3/30/10	4.3
4.5	Indenture, dated as of November 19, 2012, between Safeguard Scientifics, Inc. and U.S. Bank National Association, as trustee	Form 8-K 11/20/12	4.1
10.1*	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.4
10.2	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.5
10.3*	Safeguard Scientifics, Inc. 2004 Equity Compensation Plan, as amended and restated on July 13, 2009 (attached to the Company’s Definitive Proxy Statement filed on July 23, 2009)	Form 10-K 3/16/10	10.3
10.4*	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	Form 10-K 3/19/09	10.4
10.5*	Management Incentive Plan	Form 8-K 4/25/08	10.1
10.6*	Compensation Summary — Non-employee Directors	Form 10-Q 7/30/10	10.1
10.7.1*	Amended and Restated Agreement by and between Safeguard Scientifics, Inc. and Peter J. Boni dated December 5, 2008	Form 10-K 3/19/09	10.7
10.7.2*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Peter J. Boni dated December 14, 2009	Form 10-K 3/16/10	10.7.2
10.7.3*	Letter Agreement between Peter J. Boni and Safeguard Scientifics, Inc. dated as of November 12, 2012	Form 8-K 11/13/12	10.1
10.8.1*	Amended and Restated Agreement by and between Safeguard Scientifics, Inc. and James A. Datin dated December 31, 2008	Form 10-K 3/19/09	10.8
10.8.2*	Compensation Agreement by and between Safeguard Scientifics, Inc. and James A. Datin dated December 14, 2009	Form 10-K 3/16/10	10.8.2
10.8.3*	Compensation Agreement by and between Safeguard Scientifics, Inc. and James A. Datin dated December 28, 2012	—	—
10.9.1*	Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 8-K 5/29/08	10.1
10.9.2*	Letter Amendment dated December 9, 2008, to Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 10-K 3/19/09	10.9.2
10.9.3*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Stephen T. Zarrilli dated December 28, 2012	—	—

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number
10.10.1*	Amended and Restated Letter Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 3, 2008	Form 10-K 3/19/09	10.12
10.10.2*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 14, 2009	Form 10-K 3/16/10	10.11.2
10.10.3*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 28, 2012	—	—
10.11.1	Amended and Restated Loan and Security Agreement dated as of May 27, 2009, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 5/28/09	10.1
10.11.2	Joinder and First Loan Modification Agreement dated as of December 31, 2010, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard Delaware II, Inc.	Form 8-K 1/4/11	10.1
10.11.3	Second Loan Modification Agreement dated as of April 29, 2011, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard Delaware II, Inc.	Form 10-Q 7/28/11	10.2
10.11.4	Third Loan Modification Agreement dated as of December 21, 2012, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Delaware II, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 12/27/12	10.1
10.12	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36
10.13	Consent Agreement, dated as of May 17, 2011, by and among Shire Pharmaceuticals, Inc. and certain stockholders of Advanced BioHealing, Inc.	Form 8-K 5/18/11	10.1
14.1 †	Code of Business Conduct and Ethics	—	—
21.1 †	List of Subsidiaries	—	—
23.1 †	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—
31.1 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
31.2 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—
32.1 ‡	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
32.2 ‡	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—
101**	The following materials from Safeguard Scientifics, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets -December 31, 2012 and 2011; (ii) Consolidated Statements of Operations - Years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2012, 2011 and 2010 (iv) Consolidated Statements of Changes in Equity - Years ended December 31, 2012, 2011 and 2010 (v) Condensed Statements of Cash Flows - Years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.	—	—

†	Filed herewith
‡	Furnished herewith
*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

By:	STEPHEN T. ZARRILLI
STEPHEN T. ZARRILLI
President and Chief Executive Officer

Dated: March 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

STEPHEN T. ZARRILLI Stephen T. Zarrilli	President and Chief Executive Officer and Director (Principal Executive and Financial Officer)	March 8, 2013

JEFFREY B. MCGROARTY Jeffrey B. McGroarty	Senior Vice President – Finance (Principal Accounting Officer)	March 8, 2013

PETER J. BONI Peter J. Boni	Director	March 8, 2013

JULIE A. DOBSON Julie A. Dobson	Director	March 8, 2013

KEITH B. JARRETT Keith B. Jarrett	Director	March 8, 2013

ANDREW E. LIETZ Andrew E. Lietz	Chairman of the Board of Directors	March 8, 2013

GEORGE MACKENZIE George MacKenzie	Director	March 8, 2013

GEORGE D. MCCLELLAND George D. McClelland	Director	March 8, 2013

JACK L. MESSMAN Jack L. Messman	Director	March 8, 2013

JOHN J. ROBERTS John J. Roberts	Director	March 8, 2013

ROBERT J. ROSENTHAL Robert J. Rosenthal	Director	March 8, 2013