Form 10-K/A
period 2012-12-31
SAFEGUARD SCIENTIFICS INC
filed 2013-03-29
CIK 86115

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

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A

This Amendment No. 1 to the Annual Report on Form 10-K (“Form 10-K/A”) of Safeguard Scientifics, Inc. (the “Company”) amends our Annual Report on Form 10-K for the year ended December 31, 2012, which was originally filed on March 11, 2013 (“Original Form 10-K”). This amendment is being filed to (1) provide Consolidated Financial Statements of PixelOptics, Inc. as Exhibit 99.1 hereto, (2) provide the Consent of Ernst and Young, LLP, independent auditors for PixelOptics, Inc., as Exhibit 23.2 hereto, (3) incorporate by reference Consolidated Financial Statements of NuPathe Inc. as Exhibit 99.2 hereto, and (4) provide the Consent of KPMG LLP, independent auditors for NuPathe Inc. as Exhibit 23.3 hereto. The Company owns equity interests in PixelOptics, Inc. and NuPathe Inc., and is required to include their Consolidated Financial Statements pursuant to Rule 3-09 under Regulation S-X. The Consolidated Financial Statements of PixelOptics, Inc. and NuPathe Inc. were not available at the time the Company filed its Original Form 10-K.

This Form 10-K/A sets forth an amended “Item 15. Exhibits and Financial Statement Schedules” in its entirety and includes the new certifications from the Company’s principal executive officer and principal financial officer.

Except as expressly noted herein, this Form 10-K/A does not modify or update in any way disclosures made in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Consolidated Financial Statements and Schedules

The following documents were filed as part of the Original Form 10-K:

1.	The Company’s Consolidated Financial Statements required to be filed as part of the Original Form 10-K and the Reports of Independent Registered Public Accounting Firm are filed as Part II, Item 8. Financial Statements and Supplementary Data.

2.	All other financial statement schedules are omitted because the required information is not applicable, or because the information is included in the Company’s Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

3.	The exhibits listed on the accompanying Exhibit Index filed or incorporated by reference as part of the Original Form 10-K and this Form 10-K/A and such Exhibit Index are incorporated by reference herein (on the Exhibit Index, a “*” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to the Original Form 10-K and this Form 10-K/A, and such listing is incorporated herein by reference).

(b) Exhibits

The exhibits listed on the Exhibit Index below filed or incorporated by reference as part of the Original Form 10-K and this Form 10-K/A and such Exhibit Index are incorporated herein by reference.

(c) Financial Statement Schedules

The financial statements as of December 31, 2012 of PixelOptics, Inc. (a development stage company), an equity method investee, are included in, and the financial statements as of December 31, 2012 of NuPathe, Inc, a fair value method company, are incorporated by reference in, this Form 10-K/A pursuant to Rule 3-09 of Regulation S-X.

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

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number

2.1.1	Purchase Agreement, dated as of February 29, 2008, by and between Safeguard Scientifics, Inc., as Seller, and Saints Capital Dakota, L.P., as Purchaser.	Form 8-K 3/4/08	2.1

2.1.2	First Amendment to Purchase Agreement, dated May 6, 2008, by and between Safeguard Scientifics, Inc., as Seller, and Saints Capital Dakota, L.P., as Purchaser	Form 8-K 5/7/08	2.1

3.1.1	Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.1

3.1.2	Amendment to Seconded Amended and Restated Articles of Incorporation of Safeguard Scientifics, Inc.	Form 8-K 8/27/09	3.1

3.1.3	Statement with Respect to Shares	Registration Statement on Form S-4 12/17/10	3.1.3

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number

3.2	Amended and Restated By-laws of Safeguard Scientifics, Inc.	Form 8-K 10/25/07	3.2

4.1	Indenture, dated as of February 18, 2004, between Safeguard Scientifics, Inc. and Wachovia Bank, National Association, as trustee, including the form of 2.625% Convertible Senior Debentures due 2024	Form 10-K 3/15/04	4.10

4.2	Indenture, dated as of March 26, 2010, by and between Safeguard Scientifics, Inc. and U.S. Bank, National Association	Form 8-K 3/30/10	4.1

4.3	Global Note representing 10.125% Convertible Senior Debentures due March 15, 2014	Form 8-K 3/30/10	4.2

4.4	Escrow Agreement, dated as of March 26, 2010, by and among Safeguard Scientifics, Inc., U.S. Bank, National Association (as trustee) and U.S. Bank, National Association (in its capacity as escrow agent)	Form 8-K 3/30/10	4.3

4.5	Indenture, dated as of November 19, 2012, between Safeguard Scientifics, Inc. and U.S. Bank National Association, as trustee	Form 8-K 11/20/12	4.1

10.1*	Safeguard Scientifics, Inc. 1999 Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.4

10.2	Safeguard Scientifics, Inc. 2001 Associates Equity Compensation Plan, as amended and restated on October 21, 2008	Form 10-Q 11/6/08	10.5

10.3*	Safeguard Scientifics, Inc. 2004 Equity Compensation Plan, as amended and restated on July 13, 2009 (attached to the Company’s Definitive Proxy Statement filed on July 23, 2009)	Form 10-K 3/16/10	10.3

10.4*	Safeguard Scientifics, Inc. Executive Deferred Compensation Plan (amended and restated as of January 1, 2009)	Form 10-K 3/19/09	10.4

10.5*	Management Incentive Plan	Form 8-K 4/25/08	10.1

10.6*	Compensation Summary — Non-employee Directors	Form 10-Q 7/30/10	10.1

10.7.1*	Amended and Restated Agreement by and between Safeguard Scientifics, Inc. and Peter J. Boni dated December 5, 2008	Form 10-K 3/19/09	10.7

10.7.2*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Peter J. Boni dated December 14, 2009	Form 10-K 3/16/10	10.7.2

10.7.3*	Letter Agreement between Peter J. Boni and Safeguard Scientifics, Inc. dated as of November 12, 2012	Form 8-K 11/13/12	10.1

10.8.1*	Amended and Restated Agreement by and between Safeguard Scientifics, Inc. and James A. Datin dated December 31, 2008	Form 10-K 3/19/09	10.8

10.8.2*	Compensation Agreement by and between Safeguard Scientifics, Inc. and James A. Datin dated December 14, 2009	Form 10-K 3/16/10	10.8.2

10.8.3*†	Compensation Agreement by and between Safeguard Scientifics, Inc. and James A. Datin dated December 28, 2012	—	—

		Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number

10.9.1*	Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 8-K 5/29/08	10.1

10.9.2*	Letter Amendment dated December 9, 2008, to Agreement by and between Safeguard Scientifics, Inc. and Stephen Zarrilli dated as of May 28, 2008	Form 10-K 3/19/09	10.9.2

10.9.3*†	Compensation Agreement by and between Safeguard Scientifics, Inc. and Stephen T. Zarrilli dated December 28, 2012	—	—

10.10.1*	Amended and Restated Letter Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 3, 2008	Form 10-K 3/19/09	10.12

10.10.2*	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 14, 2009	Form 10-K 3/16/10	10.11.2

10.10.3*†	Compensation Agreement by and between Safeguard Scientifics, Inc. and Brian J. Sisko dated December 28, 2012	—	—

10.11.1	Amended and Restated Loan and Security Agreement dated as of May 27, 2009, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 5/28/09	10.1

10.11.2	Joinder and First Loan Modification Agreement dated as of December 31, 2010, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard Delaware II, Inc.	Form 8-K 1/4/11	10.1

10.11.3	Second Loan Modification Agreement dated as of April 29, 2011, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard Delaware II, Inc.	Form 10-Q 7/28/11	10.2

10.11.4	Third Loan Modification Agreement dated as of December 21, 2012, by and among Silicon Valley Bank, Safeguard Scientifics, Inc., Safeguard Delaware, Inc., Safeguard Delaware II, Inc. and Safeguard Scientifics (Delaware), Inc.	Form 8-K 12/27/12	10.1

10.12	Purchase and Sale Agreement dated as of December 9, 2005 by and among HarbourVest VII Venture Ltd., Dover Street VI L.P. and several subsidiaries and affiliated limited partnerships of Safeguard Scientifics, Inc.	Form 10-K 3/13/06	10.36

10.13	Consent Agreement, dated as of May 17, 2011, by and among Shire Pharmaceuticals, Inc. and certain stockholders of Advanced BioHealing, Inc.	Form 8-K 5/18/11	10.1

14.1 †	Code of Business Conduct and Ethics	—	—

21.1 †	List of Subsidiaries	—	—

23.1 †	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—

23.2 ††	Consent of Independent Auditors — Ernst and Young LLP	—	—

23.3 ††	Consent of Independent Registered Public Accounting Firm – KPMG LLP	—	—

31.1 ††	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number

31.2 ††	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1 ‡	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2 ‡	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

99.1 ††	Consolidated Financial Statements of PixelOptics, Inc.	—	—

99.2 ††	Consolidated Financial Statements of NuPathe, Inc.	(1)	—

101**	The following materials from Safeguard Scientifics, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets – December 31, 2012 and 2011; (ii) Consolidated Statements of Operations – Years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2012, 2011 and 2010 (iv) Consolidated Changes of Changes in Equity – Years ended December 31, 2012, 2011 and 2010 (v) Consolidated Statements of Cash Flows – Years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.	—	—

†	Filed on March 11, 2013 as an exhibit to the Original Form 10-K
††	Filed herewith
‡	Furnished herewith
*	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2012, filed by NuPathe Inc. (SEC file No. 001 - 34836)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

By:	/S/ STEPHEN T. ZARRILLI
STEPHEN T. ZARRILLI
President and Chief Executive Officer

Dated: March 29, 2013