Form 10-Q
period 2013-03-31
SAFEGUARD SCIENTIFICS INC
filed 2013-04-26
CIK 86115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding as of April 25, 2013:

Common Stock 20,976,963

SAFEGUARD SCIENTIFICS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(In thousands except
	per share data)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$77,051	$66,029
Cash held in escrow	6,434	6,434
Marketable securities	95,444	110,957
Restricted marketable securities	6	10
Prepaid expenses and other current assets	1,594	2,408

Total current assets	180,529	185,838
Property and equipment, net	182	193
Ownership interests in and advances to partner companies and funds ($21,809 and $20,972 at fair value at March 31, 2013 and December 31, 2012, respectively)	155,239	148,639
Loan participations receivable	9,157	7,085
Available-for-sale securities	44	58
Long-term marketable securities	13,176	29,059
Other assets	3,201	3,272

Total Assets	$361,528	$374,144

LIABILITIES AND EQUITY
Current Liabilities:
Convertible senior debentures—current	$508	$—
Accounts payable	337	610
Accrued compensation and benefits	1,950	4,050
Accrued expenses and other current liabilities	3,614	2,601

Total current liabilities	6,409	7,261
Other long-term liabilities	3,868	3,921
Convertible senior debentures—non-current	48,724	48,991
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 20,977 and 20,968 shares issued and outstanding in 2013 and 2012, respectively	2,098	2,097
Additional paid-in capital	816,440	815,946
Accumulated deficit	(516,011)	(504,072)
Accumulated other comprehensive income (loss)	—	—

Total equity	302,527	313,971

Total Liabilities and Equity	$361,528	$374,144

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
	(In thousands except per share data)
	(Unaudited)
General and administrative expense	$5,374	$4,743

Operating loss	(5,374)	(4,743)
Other income (loss), net	757	3,084
Interest income	734	899
Interest expense	(1,069)	(1,452)
Equity loss	(6,987)	(7,448)

Net loss before income taxes	(11,939)	(9,660)
Income tax benefit (expense)	—	—

Net loss	$(11,939)	$(9,660)

Net loss per share:
Basic	$(0.57)	$(0.46)

Diluted	$(0.57)	$(0.46)

Average shares used in computing basic and diluted loss per share:	21,109	20,879

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
	(Unaudited)
Net loss	$(11,939)	$(9,660)
Other comprehensive income (loss), before taxes:
Unrealized net income (loss) on available-for-sale securities	(14)	5,066
Reclassification adjustment for other than temporary impairment of available-for-sale securities included in net income	14	—

Total comprehensive loss	$(11,939)	$(4,594)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Net cash used in operating activities	$(6,891)	$(6,694)

Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies and funds	1,343	77
Advances and loans to companies	(5,116)	(3,071)
Origination fees on mezzanine loans	—	46
Acquisitions of ownership interests in companies and funds	(9,786)	(16,061)
Increase in marketable securities	(21,511)	(45,480)
Decrease in marketable securities	52,905	75,618
Repayment of advances to companies	—	2,394
Capital expenditures	(14)	(7)

Net cash provided by investing activities	17,821	13,516

Cash Flows from Financing Activities:
Issuance of Company common stock, net	92	139

Net cash provided by financing activities	92	139

Net Increase in Cash and Cash Equivalents	11,022	6,961
Cash and Cash Equivalents at beginning of period	66,029	83,187

Cash and Cash Equivalents at end of period	$77,051	$90,148

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

			Accumulated
			Other
			Comprehensive			Additional
		Accumulated	Income	Common Stock		Paid-in
	Total	Deficit	(Loss)	Shares	Amount	Capital
	(In thousands)
	(Unaudited)
Balance — December 31, 2012	$313,971	$(504,072)	$—	20,968	$2,097	$815,946
Net loss	(11,939)	(11,939)	—	—	—	—
Stock options exercised, net	92	—	—	9	1	91
Issuance of restricted stock, net	27	—	—	—	—	27
Stock-based compensation expense	376	—	—	—	—	376
Other comprehensive income	—	—	—	—	—	—

Balance — March 31, 2013	$302,527	$(516,011)	$—	20,977	$2,098	$816,440

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

The accompanying unaudited interim Consolidated Financial Statements of Safeguard Scientifics, Inc. (the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2012 Annual Report on Form 10-K.

2. Ownership Interests in and Advances to Partner Companies and Funds

The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies and private equity funds.

	March 31, 2013	December 31, 2012
	(In thousands) (Unaudited)
Fair value	$21,809	$20,972
Equity Method:
Partner companies	102,772	102,931
Private equity funds	3,824	3,810

	106,596	106,741
Cost Method:
Partner companies	13,030	10,000
Private equity funds	2,484	2,634

	15,514	12,634
Advances to partner companies	11,320	8,292

	$155,239	$148,639

Loan participations receivable	$9,157	$7,085

Available-for-sale securities	$44	$58

The Company recognized impairment charges of $0.2 million and $0.4 million related to its interest in a legacy private equity fund in the three months ended March 31, 2013 and 2012, respectively, which are reflected in Other income (loss), net in the Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited summarized results of operations for the three months ended December 31, 2012 and 2011 for PixelOptics, Inc. have been compiled from the unaudited financial statements of PixelOptics. The results of PixelOptics are reported on a one quarter lag.

	Three Months Ended December 31,
	2012	2011
	(In thousands) (Unaudited)
Results of Operations:
Revenue	$262	$388

Operating loss	$(6,534)	$(9,897)

Net loss	$(8,455)	$(10,739)

3. Acquisitions of Ownership Interests in Partner Companies and Funds

In March 2013, the Company funded $2.1 million for participations in loan and equity interests initiated by Penn Mezzanine. Included in this funding was $2.0 million for participation in a loan and $0.1 million for participation in equity of the borrower acquired by Penn Mezzanine.

In March 2013, the Company acquired a 6.5% ownership interest in Clutch Holdings, LLC (“Clutch”) for $0.5 million. Clutch is a mobile commerce platform that unifies applications associated with gifting, loyalty and shopping programs to improve the customer experience. The Company accounts for its interest in Clutch under the cost method.

In March 2013, the Company deployed an additional $1.7 million into Lumesis, Inc. The Company had previously acquired an interest in Lumesis in February 2012 for $2.2 million. Lumesis is a financial technology company that is dedicated to delivering timely data and robust analytical tools for the fixed income marketplace. The Company accounts for its interest in Lumesis under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Lumesis was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In January, February and March 2013, the Company funded an aggregate of $3.0 million of a convertible bridge loan to PixelOptics. The Company previously deployed an aggregate of $31.6 million in PixelOptics. PixelOptics provides electronic corrective eyeglasses designed to substantially reduce or eliminate the visual distortion and other limitations associated with multifocal lenses. The Company accounts for its interest in PixelOptics under the equity method.

In February 2013, the Company acquired a 27.6% ownership interest in, Pneuron, Inc. for $5.0 million. Pneuron helps enterprise companies reduce the time and cost of application development by building solutions across heterogeneous databases and applications. The Company accounts for its ownership interest in Pneuron under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Pneuron was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In January 2013, the Company acquired a 7.7% interest in Sotera Wireless, Inc. (“Sotera”). The Company deployed $1.3 million into Sotera and aquired additional shares from a previous investor for $1.2 million. Sotera is a medical device company that has developed a wireless patient monitoring platform that is designed to keep clinicians connected to their patients. The Company accounts for its interest in Sotera under the cost method.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	Carrying	Fair Value Measurement at March 31, 2013
	Value	Level 1	Level 2	Level 3
	(In thousands)
	(Unaudited)
Cash and cash equivalents	$77,051	$77,051	$—	$—
Cash held in escrow	6,434	6,434	—	—
Restricted marketable securities	6	6	—	—
Ownership interest in common stock of NuPathe, Inc. (“NuPathe”)	17,707	17,707	—	—
Ownership interest in warrants and options of NuPathe	4,102	—	—	4,102
Available-for-sale securities	44	44	—	—
Warrant participations	480	—	—	480
Marketable securities-held-to-maturity:
Commercial paper	$35,237	$35,237	$—	$—
U.S. Treasury Bills	21,338	21,338	—	—
Government agency bonds	30,477	30,477	—	—
Certificates of deposit	21,568	21,568	—	—

	$108,620	$108,620	$—	$—

	Carrying	Fair Value Measurement at December 31, 2012
	Value	Level 1	Level 2	Level 3
	(In thousands)
	(Unaudited)
Cash and cash equivalents	$66,029	$66,029	$—	$—
Cash held in escrow	6,434	6,434	—	—
Restricted marketable securities	10	10	—	—
Ownership interest in common stock of NuPathe	8,897	8,897	—	—
Ownership interest in preferred stock, warrants and options of NuPathe	12,075	—	—	12,075
Available-for-sale securities	58	58	—	—
Warrant participations	423	—	—	423
Marketable securities - held-to-maturity:
Commercial paper	$50,932	$50,932	$—	$—
U.S. Treasury Bills	21,352	21,352	—	—
Government agency bonds	45,909	45,909	—	—
Certificates of deposit	21,823	21,823	—	—

	$140,016	$140,016	$—	$—

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2013, $95.4 million of marketable securities had contractual maturities which were less than one year and $13.2 million of marketable securities had contractual maturities greater than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.

The Company’s ownership interests in NuPathe are accounted for at fair value. In February 2013, the Company converted its 2,500 shares of preferred stock units, acquired in October 2012, into 2.5 million shares of common stock in NuPathe. The preferred stock units had been valued using Level 3 inputs. The fair value of the Company’s ownership interest in NuPathe’s common stock was measured using quoted market prices for NuPathe’s common stock as traded on the NASDAQ Capital Market, which is considered a Level 1 input under the valuation hierarchy. The fair value of the Company’s ownership interest in NuPathe’s warrants and options was measured using a Black-Scholes option pricing model, which is based on Level 3 inputs as defined above.

The Company’s Penn Mezzanine warrant participations are carried at fair value. The value of the Company’s holdings in warrant participations is measured by reference to Level 3 inputs. The inputs and valuation techniques used include discounted cash flows and valuation of comparable public companies.

5. Convertible Debentures and Credit Arrangements

The carrying values of the Company’s convertible senior debentures were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
	(Unaudited)
Convertible senior debentures due 2018	$48,724	$48,483
Convertible senior debentures due 2014	67	67
Convertible senior debentures due 2024	441	441

	49,232	48,991
Less: current portion	(508)	—

Convertible senior debentures - non-current	$48,724	$48,991

Convertible Senior Debentures due 2018

In November 2012, Safeguard issued $55.0 million principal amount of its 5.25% convertible senior debentures due 2018 (the “2018 Debentures”). Proceeds from the offering were used to repurchase a portion of the Company’s then outstanding 10.125% convertible senior debentures due 2014 (the “2014 Debentures”). Interest on the 2018 Debentures is payable semi-annually on May 15 and November 15.

Holders of the 2018 Debentures may convert their notes prior to November 15, 2017 at their option only under the following circumstances:

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price of the Company’s common stock at March 31, 2013 was $15.80.

On or after November 15, 2016, the Company may redeem for cash any of the 2018 Debentures if the last reported sale price of the Company’s common stock exceeds 140% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the trading day before the date that notice of redemption is given, including the last trading day of such period. Upon any redemption of the 2018 Debentures, the Company will pay a redemption price of 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption, and additional interest, if any.

The 2018 Debenture holders have the right to require the Company to repurchase the 2018 Debentures if the Company undergoes a fundamental change, which includes the sale of all or substantially all of the Company’s common stock or assets; liquidation; dissolution; a greater than 50% change in control; the delisting of the Company’s common stock from the New York Stock Exchange or the NASDAQ Global Market (or any of their respective successors); or a substantial change in the composition of the Company’s board of directors as defined in the governing agreement. Holders may require that the Company repurchase for cash all or part of their 2018 Debentures at a fundamental change repurchase price equal to 100% of the principal amount of the debentures to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Because the 2018 Debentures may be settled in cash or partially in cash upon conversion, the Company separately accounts for the liability and equity components of the 2018 Debentures. The carrying amount of the liability component was determined at the transaction date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the 2018 Debentures as a whole. At March 31, 2013, the fair value of the $55.0 million outstanding 2018 Debentures was approximately $61.2 million, based on the midpoint of the bid and ask prices as of such date. At March 31, 2013, the gross carrying amount of the equity component was $6.6 million, the principal amount of the liability component was $55.0 million, the unamortized discount was $6.3 million and the net carrying value of the liability component was $48.7 million. The Company is amortizing the excess of the face value of the 2018 Debentures over their carrying value over their term as additional interest expense using the effective interest method and recorded $0.2 million for the three months ended March 31, 2013. The effective interest rate on the 2018 Debentures is 8.7%.

Convertible Senior Debentures due 2024

In 2004, the Company issued an aggregate of $150.0 million in face value of convertible senior debentures with a stated maturity date of March 15, 2024 (the “2024 Debentures”). At March 31, 2013, the fair value of the $0.4 million outstanding 2024 Debentures approximated their carrying value, based on the midpoint of bid and ask prices as of such date. Interest on the 2024 Debentures is payable semi-annually. At the debentures holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. The adjusted conversion rate of the 2024 Debentures is $43.3044 of principal amount per share. The remaining 2024 Debenture holders have the right to require the Company to repurchase the 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. In limited circumstances, the Company has the right to redeem all or some of the 2024 Debentures.

Convertible Senior Debentures due 2014

In March 2010, the Company issued an aggregate of $46.9 million of the 2014 Debentures. As noted above, in November 2012, the Company repurchased substantially all of the 2014 Debentures for $58.7 million plus accrued interest. The Company has $0.1 million of the 2014 Debentures outstanding at March 31, 2013. At March 31, 2013, the fair value of the $0.1 million outstanding 2014 Debentures approximated their carrying value, based on the midpoint of bid and ask prices as of such date. Interest on the 2014 Debentures is payable semi-annually on March 15 and September 15.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Arrangements

The Company is party to a loan agreement with a commercial bank which provides it with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts and the lesser of $80 million or 75% of its investment and securities accounts at the bank. The credit facility, as amended December 21, 2012, matures on December 31, 2014. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at March 31, 2013 was $43.7 million.

6. Stock-Based Compensation

Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
	(Unaudited)
General and administrative expense	$376	$383

	$376	$383

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

At March 31, 2013, the Company had outstanding options that vest based on three different types of vesting schedules:

1)	market–based;

2)	performance-based; and

3)	service-based.

Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if market capitalization targets are achieved earlier than estimated. During the three months ended March 31, 2013 and 2012, respectively, the Company did not issue any market-based option awards to employees. During the three months ended March 31, 2013 and 2012, no options vested based on achievement of market capitalization targets. The Company recorded compensation expense related to market-based option awards of $0.1 million for both the three months ended March 31, 2013 and 2012. Depending on the Company’s stock performance, the maximum number of unvested shares at March 31, 2013 attainable under these grants was 956 thousand shares.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the three months ended March 31, 2013 and 2012, respectively, the Company did not issue any performance-based awards to employees. During the three months ended March 31, 2013 and 2012 respectively, no performance-based awards vested. The Company recorded compensation expense related to performance-based option awards of $0.1 million and $0.0 million for the three months ended March 31, 2013 and 2012, respectively. The maximum number of unvested shares at March 31, 2013 attainable under these grants was 808 thousand shares.

All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the three months ended March 31, 2013 and 2012, respectively, the Company issued 10 thousand and zero service-based option awards to employees. The Company recorded compensation expense related to service-based option awards of $0.1 million for both the three months ended March 31, 2013 and 2012.

The Company issued two thousand and three thousand deferred stock units during the three months ended March 31, 2013 and 2012, respectively, to non-employee directors for fees earned during the preceding quarter. Deferred stock units issued to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.

Total compensation expense for deferred stock units, performance-based stock units and restricted stock was approximately $0.1 million for both the three months ended March 31, 2013 and 2012. During the three months ended March 31, 2012, the Company issued 5 thousand unrestricted shares to members of its advisory board, and recorded expense of $0.1 million related to these awards.

7. Income Taxes

The Company’s consolidated income tax benefit (expense) was $0.0 million for the three months ended March 31, 2013 and 2012. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating losses that would have been recognized in the three months ended March 31, 2013 and 2012 was offset by changes in the valuation allowance.

During the three months ended March 31, 2013, the Company had no material changes in uncertain tax positions.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Net Loss Per Share

The calculations of net loss per share were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands except per share data)
	(Unaudited)
Basic:
Net loss	$(11,939)	$(9,660)
Average common shares outstanding	21,109	20,879

Net loss per share	$(0.57)	$(0.46)

Diluted:
Net loss	$(11,939)	$(9,660)
Average common shares outstanding	21,109	20,879

Net loss per share	$(0.57)	$(0.46)

Basic and diluted average common shares outstanding for purposes of computing net income (loss) per share includes outstanding common shares and vested deferred stock units (DSUs).

If a consolidated or equity method partner company has dilutive stock options, unvested restricted stock, DSUs or warrants, diluted net income (loss) per share is computed by first deducting the income attributable to the potential exercise of the dilutive securities of the partner company from net income (loss). This impact is shown as an adjustment to net income (loss) for purposes of calculating diluted net income (loss) per share.

The following potential shares of common stock and their effects on income were excluded from the diluted net loss per share calculation for the three months ended March 31, 2013 and 2012 because their effect would be anti-dilutive:

•

At March 31, 2013 and 2012, options to purchase 3.3 million and 3.2 million shares of common stock, respectively, at prices ranging from $3.93 to $18.80 for both periods, were excluded from the calculations.

•

At March 31, 2013 and 2012, unvested restricted stock units, performance stock units and DSUs convertible into 0.3 million and 0.2 million shares of stock, respectively, were excluded from the calculations.

•	At March 31, 2013 and 2012, 10 thousand shares of common stock representing the effect of the assumed conversion of the 2024 Debentures, were excluded from the calculations.

•

At March 31, 2013 and 2012, 4 thousand and 2.8 million shares of common stock, respectively, representing the effect of the assumed conversion of the 2014 Debentures, were excluded from the calculations.

•	At March 31, 2013, 3.0 million shares of common stock, representing the effect of the assumed conversion of the 2018 Debentures, were excluded from the calculation.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Operating Segments

In the fourth quarter of 2012, the Company expanded its focus within the former Life Sciences segment to include companies in the HealthTech sector and renamed that segment “Healthcare.” The HealthTech sector had previously been included in the Company’s Technology segment. AdvantEdge Healthcare Solutions, a provider of physician billing and practice management services and software, which had previously been reported within the Technology segment, is now reported under the Healthcare segment. As a result of the change, the Company has restated its previously reported segment disclosure information, to include the results of AdvantEdge Healthcare Solutions within the Healthcare segment.

As of March 31, 2013, the Company held interests in 20 non-consolidated partner companies which are included in the Healthcare and Technology segments. Included in the Penn Mezzanine segment are the Company’s interests in the Penn Mezzanine management company and general partner and the Company’s participations in mezzanine loans and equity interests initiated by Penn Mezzanine.

The Company’s active partner companies by segment were as follows as of March 31, 2013:

Healthcare

	Safeguard Primary Ownership
Partner Company	as of March 31, 2013	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.2%	Equity
Alverix, Inc.	49.2%	Equity
Crescendo Bioscience, Inc.	12.6%	Cost
Good Start Genetics, Inc.	30.0%	Equity
Medivo, Inc.	30.0%	Equity
NovaSom, Inc.	30.3%	Equity
NuPathe, Inc.	17.8%	Fair value (1)
PixelOptics, Inc.	24.6%	Equity
Putney, Inc.	27.6%	Equity
Sotera Wireless, Inc.	7.7%	Cost

Technology

	Safeguard Primary Ownership
Partner Company	as of March 31, 2013	Accounting Method
AppFirst, Inc.	35.0%	Equity
Beyond.com, Inc.	38.3%	Equity
Bridgevine, Inc.	22.4%	Equity
DriveFactor Inc.	35.4%	Equity
Hoopla Software, Inc.	25.3%	Equity
Lumesis, Inc.	44.2%	Equity
MediaMath, Inc.	22.2%	Equity
Pneuron, Inc.	27.6%	Equity
Spongecell, Inc.	23.1%	Equity
ThingWorx, Inc.	39.8%	Equity

(1)	The Company’s ownership interest in NuPathe was accounted for as available-for-sale securities following NuPathe’s completion of an initial public offering in August 2010. In October 2012, the Company participated in a private placement of NuPathe preferred stock units, and in conjunction with this financing, the Company placed two persons on NuPathe’s board of directors. As a result, the Company determined that it exercises significant influence over NuPathe which makes the equity method of accounting applicable to its ownership interests. Instead, the Company elected the fair value option beginning in October 2012. Prior to August 2010, the Company accounted for NuPathe under the equity method.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2013, the Penn Mezzanine segment has a 36% ownership interest in the management company and general partner of Penn Mezzanine L.P. The Company accounts for its interest under the equity method.

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

Management evaluates the Healthcare and Technology segments’ performance based on net income (loss) which is based on the number of partner companies accounted for under the equity method, the Company’s voting ownership percentage in these partner companies and the net results of operations of these partner companies, any impairment charges or gain (loss) on the sale of equity and cost method partner companies.

Management evaluates the Penn Mezzanine segment performance based on the performance of the mezzanine interests in which the Company participates. This includes an evaluation of the current and future cash flows associated with interest and dividend payments as well as estimated losses based on evaluating known and inherent risks in the investments in which the Company participates.

Other Items include certain expenses which are not identifiable to the operations of the Company’s operating business segments. Other Items primarily consist of general and administrative expenses related to corporate operations, including employee compensation, insurance and professional fees, including legal and finance, interest income, interest expense and other income (loss) and equity income (loss) related to certain private equity fund ownership interests. Other Items also include income taxes, which are reviewed by management independent of segment results.

As of March 31, 2013 and December 31, 2012, all of the Company’s assets were located in the United States.

Segment assets in Other Items included primarily cash, cash equivalents, cash held in escrow, and marketable securities of $192.1 million and $212.5 million, at March 31, 2013 and December 31, 2012, respectively.

	Three Months Ended March 31, 2013
			Penn	Total	Other
	Healthcare	Technology	Mezzanine	Segments	Items	Total
	(In thousands)
	(unaudited)
Operating loss	$—	$—	$(5)	$(5)	$(5,369)	$(5,374)
Interest income	—	—	344	344	390	734
Equity income (loss)	(5,900)	(1,101)	(70)	(7,071)	84	(6,987)
Net income (loss)	(5,065)	(1,101)	341	(5,825)	(6,114)	(11,939)
Segment Assets:
March 31, 2013	84,067	64,908	14,143	163,118	198,410	361,528
December 31, 2012	83,500	58,753	12,153	154,406	219,738	374,144

	Three Months Ended March 31, 2012
			Penn	Total	Other
	Healthcare	Technology	Mezzanine	Segments	Items	Total
	(In thousands)
	(unaudited)
Operating loss	$—	$—	$(2)	$(2)	$(4,741)	$(4,743)
Interest income	—	—	571	571	328	899
Equity loss	(6,339)	(989)	(119)	(7,447)	(1)	(7,448)
Net income (loss)	(2,910)	(989)	450	(3,449)	(6,211)	(9,660)

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

Not including the Laureate Pharma, Inc. lease guaranty described below, the Company had outstanding guarantees of $3.8 million at March 31, 2013.

The Company has committed capital of approximately $0.1 million to a private equity fund. This commitment is expected to be funded during the next 12 months.

Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of a private equity fund (“clawback”). The maximum clawback the Company could be required to return due to its general partner interest is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2013. The Company’s ownership in the fund is 19%. The clawback liability is joint and several; therefore the Company may be required to fund the clawback for other general partners should they default. The Company believes its potential liability due to the possibility of default by other general partners is remote.

In connection with the Company’s May 2008 sale of its equity and debt interests in Acsis, Inc., Alliance Consulting Group Associates, Inc., Laureate Pharma, Inc., ProModel Corporation and Neuronyx, Inc. (the “Bundle Transaction”), an aggregate of $6.4 million of the gross proceeds of the sale were placed in escrow pending the expiration of a predetermined notification period, subject to possible extension in the event of a claim against the escrowed amounts. On April 25, 2009, the purchaser in the Bundle Transaction notified the Company of claims being asserted against the entire escrowed amounts. In April 2013, the case was tried on the merits and the verdict in the case denied the purchaser’s claims against the escrowed funds. The Company is now in the process of seeking release of the funds from escrow. The purchaser has the right to appeal the verdict.

The Company remains guarantor of Laureate Pharma’s Princeton, New Jersey facility lease. Such guarantee may extend through the lease expiration in 2016 under certain circumstances. However, the Company is entitled to indemnification in connection with the continuation of such guaranty. As of March 31, 2013, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equaled $4.5 million.

In October 2001, the Company entered into an agreement with its former Chairman and Chief Executive Officer to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $2.8 million was included in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2013.

The Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004.

The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $4.2 million at March 31, 2013.

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

Consolidation Method. We account for partner companies in which we maintain a controlling financial interest, generally those in which we directly or indirectly own more than 50% of the outstanding voting securities, using the consolidation method of accounting. Upon consolidation of our partner companies, we reflect the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company as a non-controlling interest in the Consolidated Balance Sheets. The non-controlling interest is presented within equity, separately from the equity of the parent company. Losses attributable to the parent company and the non-controlling interest may exceed their interest in the subsidiary’s equity. As a result, the non-controlling interest shall continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance as of each balance sheet date. Revenue, expenses, gains, losses, and net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the parent company’s common shareholders and the non-controlling interest. As of March 31, 2013, we did not hold a controlling interest in any of our partner companies.

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

Impairment of Ownership Interests In and Advances to Partner Companies and Funds

On a periodic basis, but no less frequently than at the end of each quarter, we evaluate the carrying value of our equity and cost method partner companies and available-for-sale securities for possible impairment based on achievement of business plan objectives and milestones, the financial condition and prospects of the company, market conditions and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as hiring of key employees or the establishment of strategic relationships. We then determine whether there has been an other than temporary decline in the value of our ownership interest in the company. For our equity and cost method partner companies, impairment to be recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. The adjusted carrying value of a partner company is not increased if circumstances suggest the value of the partner company has subsequently recovered.

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

Our partner companies operate in industries which are rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the ultimate recoverability of the carrying value of ownership interests in and advances to partner companies and funds could change in the near term and that the effect of such changes on our Consolidated Financial Statements could be material. While we believe that the current recorded carrying values of our equity and cost method partner companies and available-for-sale securities are not impaired, there can be no assurance that our future results will confirm this assessment or that a significant write-down or write-off will not be required in the future.

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

On a quarterly basis, we evaluate the carrying value of each loan participation receivable for impairment. A loan participation receivable is considered impaired when it is probable that we will be unable to collect all amounts (principal and interest) due according to the contractual terms of the participation agreement and related agreements with the borrowers. We maintain an allowance to provide for estimated loan losses based on evaluating known and inherent risks in the loans. The allowance is provided based upon our analysis of the pertinent factors underlying the quality of the loans. These factors include an analysis of the financial condition of the borrowers, delinquency levels, actual loan loss experience, current economic conditions and other relevant factors. Our analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. We do not accrue interest when a loan is considered impaired. All cash receipts from impaired loans are applied to reduce the original principal amount of such loan, until the principal has been fully recovered and would be recognized as interest income thereafter. The allowance for loan losses at both March 31, 2013 and December 31, 2012 was $2.0 million.

Equity Participations

Our participation in equity interests acquired by Penn Mezzanine is accounted for under the cost method of accounting. On a quarterly basis, we evaluate the carrying value of our participation in these equity interests for possible impairment based on achievement of business plan objectives and milestones, the fair value of the equity interest relative to its carrying value, the financial condition and prospects of the underlying company and other relevant factors. Our participating interest in equity interests acquired by Penn Mezzanine is included in Other assets on the Consolidated Balance Sheets.

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

We estimate the grant date fair value of stock options using the Black-Scholes option-pricing model which requires the input of various assumptions. These assumptions include estimating the expected term of the award and the estimated volatility of our stock price over the expected term. Changes in these assumptions and in the estimated forfeitures of stock option awards can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations. The requisite service periods for market-based stock option awards are based on our estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Changes in the derived requisite service period or achievement of market capitalization targets earlier than estimated can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations in any one period. The requisite service periods for performance-based awards are based on our best estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Changes in the requisite service period or the estimated probability of achievement of performance conditions can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations in any one period.

Results of Operations

Our reportable operating segments are Healthcare, Technology and Penn Mezzanine. In the fourth quarter of 2012, we expanded our focus within the former Life Sciences segment to include companies in the HealthTech sector and renamed that segment “Healthcare.” The HealthTech sector had previously been included in our Technology segment. AdvantEdge Healthcare Solutions, a provider of physician billing and practice management services and software, which had previously been reported within the Technology segment, is now reported under the Healthcare segment. As a result of the change, we have restated our previously reported segment disclosure information, to include the results of AdvantEdge Healthcare Solutions within the Healthcare segment.

The results of operations of all of our partner companies are reported in our Healthcare and Technology segments. The Healthcare and Technology segments also include the gain or loss on the sale of respective partner companies.

Our management evaluates the Healthcare and Technology segments’ performance based on net income (loss) which is based on the number of partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies, any impairment charges or gain (loss) on the sale of equity and cost method partner companies.

Our management evaluates the Penn Mezzanine segment performance based on the performance of the debt and equity interests in which we participate. This includes an evaluation of the future cash flows associated with interest and dividend payments as well as estimated losses based on evaluating known and inherent risks in the debt and equity interests in which we participate.

Other items include certain expenses, which are not identifiable to the operations of our operating business segments. Other items primarily consist of general and administrative expenses related to corporate operations, including employee compensation, insurance and professional fees, interest income, interest expense and other income (loss) and equity income (loss) related to private equity holdings. Other items also include income taxes, which are reviewed by management independent of segment results.

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

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Healthcare	$(5,065)	$(2,910)
Technology	(1,101)	(989)
Penn Mezzanine	341	450

Total segments	(5,825)	(3,449)

Other items:
Corporate operations	(6,114)	(6,211)
Income tax benefit	—	—

Total other items	(6,114)	(6,211)

Net loss	$(11,939)	$(9,660)

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

For purposes of the following listing of our Healthcare and Technology partner companies, we omit from the listing companies which we have since sold our interest in or which we no longer consider to be active partner companies because we no longer actively influence the operations of such entities.

Healthcare

The following active partner companies as of March 31, 2013 were included in Healthcare:

	Safeguard Primary Ownership as of March 31,
Partner Company	2013	2012	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.2%	40.2%	Equity
Alverix, Inc.	49.2%	49.6%	Equity
Crescendo Bioscience, Inc.	12.6%	NA	Cost
Good Start Genetics, Inc.	30.0%	29.2%	Equity
Medivo, Inc.	30.0%	30.0%	Equity
NovaSom, Inc.	30.3%	30.3%	Equity
NuPathe, Inc.	17.8%	17.8%	Fair value (1)
PixelOptics, Inc.	24.6%	24.7%	Equity
Putney, Inc.	27.6%	27.6%	Equity
Sotera Wireless, Inc.	7.7%	NA	Cost

(1)	Our ownership interest in NuPathe was accounted for as available-for-sale securities following NuPathe’s completion of an initial public offering in August 2010. In October 2012, we participated in a private placement of NuPathe preferred stock units, and in conjunction with this financing, we placed two persons on NuPathe’s board of directors. As a result, we determined that we exercised significant influence over NuPathe which made the equity method of accounting applicable to our ownership interests. Instead, we elected the fair value option beginning in October 2012. Prior to August 2010, we accounted for NuPathe under the equity method.

Results of operations for the Healthcare segment were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Other income (loss), net	$835	$3,429
Equity loss	(5,900)	(6,339)

Net loss	$(5,065)	$(2,910)

Three months ended March 31, 2013 versus the three months ended March 31, 2012

Other Income (Loss), Net. Other income (loss), net decreased $2.6 million for the three months ended March 31, 2013, compared to the prior year period. Other income (loss), net for the three months ended March 31, 2013 reflected an unrealized gain of $0.8 million on the mark-to-market of our holdings in NuPathe. Other income (loss), net for the three months ended March 31, 2012 reflected a $3.4 million gain recorded in connection with the expiration of the escrow period associated with the sale of Avid Radiopharmaceuticals, Inc. (“Avid”) to Eli Lilly and Company in December 2010.

Equity loss. Equity loss fluctuates with the number of Healthcare partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag basis. Equity loss for Healthcare decreased $0.4 million in the three months ended March 31, 2013 compared to the prior year period. The decrease in equity loss was primarily due to smaller losses incurred for partner companies included in the Healthcare segment.

Technology

The following active partner companies as of March 31, 2013 were included in Technology:

	Safeguard Primary Ownership as of March 31,
Partner Company	2013	2012	Accounting Method
AppFirst, Inc.	35.0%	NA	Equity
Beyond.com, Inc.	38.3%	38.3%	Equity
Bridgevine, Inc.	22.4%	22.8%	Equity
DriveFactor Inc.	35.4%	23.9%	Equity
Hoopla Software, Inc.	25.3%	25.3%	Equity
Lumesis, Inc.	44.2%	31.6%	Equity
MediaMath, Inc.	22.2%	22.4%	Equity
Pneuron, Inc.	27.6%	NA	Equity
Spongecell, Inc.	23.1%	23.1%	Equity
ThingWorx, Inc.	39.8%	30.2%	Equity

Results of operations for the Technology segment were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Equity loss	$(1,101)	$(989)

Net loss	$(1,101)	$(989)

Three months ended March 31, 2013 versus the three months ended March 31, 2012

Equity Loss. Equity loss fluctuates with the number of Technology partner companies accounted for under the equity method, our voting ownership percentage in these partner companies and the net results of operations of these partner companies. We recognize our share of losses to the extent we have cost basis in the equity partner company or outstanding commitments or guarantees. Certain amounts recorded to reflect our share of the income or losses of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. We report our share of the results of our equity method partner companies on a one quarter lag. Equity loss for the Technology segment increased $0.1 million in the three months ended March 31, 2013 compared to the prior year period. The increase was primarily related to an increase in the number of loss-making earlier stage partner companies included within the Technology segment.

Penn Mezzanine

Results for the Penn Mezzanine segment were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
General and administrative expense	$(5)	$(2)
Other income	72	—
Interest income	344	571
Equity loss	(70)	(119)

Net income	$341	$450

Results of the Penn Mezzanine segment include interest, dividends and loan origination fees earned on the mezzanine interests in which we participate as well as equity income (loss) associated with our interest in the management company and general partner of Penn Mezzanine. As of March 31, 2013, we had a participation in eight loan and nine equity interests initiated by Penn Mezzanine. During the three months ended March 31, 2013, we participated in one new mezzanine loan for $2.1 million. Interest income decreased $0.2 million in the three months ended March 31, 2013 compared to the prior year period. The decrease is primarily related to $0.2 million received in the prior year period as a result of the early repayment of a loan in which we participated.

Corporate Operations

	Three Months Ended March 31,
	2013	2012
	(In thousands)
General and administrative expense	$(4,968)	$(4,328)
Stock-based compensation	(376)	(383)
Depreciation	(25)	(30)
Interest income	390	328
Interest expense	(1,069)	(1,452)
Other income (loss), net	(150)	(345)
Equity income (loss)	84	(1)

	$(6,114)	$(6,211)

Three months ended March 31, 2013 versus the three months ended March 31, 2012

General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, outside services such as legal, accounting and travel-related costs. General and administrative expense increased $0.6 million when compared to the prior year period. The increase was primarily attributable to a $0.4 million increase in costs associated with a transitional services agreement with our previous Chief Executive Officer and a $0.5 million increase in professional fees, partially offset by a $0.3 million decrease in employee costs.

Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees and directors. Stock-based compensation remained consistent when compared to the prior year period.

Interest Income. Interest income includes all interest earned on available cash and marketable security balances. Interest income remained relatively consistent compared to the prior year period.

Interest Expense. The decrease in interest expense of $0.4 million in the three months ended March 31, 2013 compared to the prior year period is due to a lower coupon rate of 5.25% payable on our 2018 Debentures compared to a coupon rate of 10.125% payable on our 2014 Debentures, which were substantially repaid in November 2012.

Other income (loss), net. Other income (loss), net decreased $0.2 million for the three months ended March 31, 2013, compared to the prior year period. Other income (loss), net for the three months ended March 31, 2013 and 2012 reflected impairment charges of $0.2 million and $0.4 million, respectively, related to our interest in a legacy private equity fund.

Equity income (loss). Equity income (loss) for both periods presented relates to our private equity holdings accounted for under the equity method.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three months ended March 31, 2013 and 2012 was $0 for both periods. We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in each period was offset by a valuation allowance.

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

As of March 31, 2013, we had $77.1 million of cash and cash equivalents and $108.6 million of short-term and long-term marketable securities for a total of $185.7 million. In addition, as discussed further below, we had $6.4 million of cash held in escrow, including accrued interest, related to our May 2008 sale of our equity and debt interests in Acsis, Inc., Alliance Consulting Group Associates, Inc., Laureate Pharma, Inc., ProModel Corporation and Neuronyx, Inc. (the “Bundle Transaction”).

We have not recognized on our Consolidated Balance Sheets, $7.6 million held in escrow related to the sale of Advanced BioHealing, Inc. to Shire plc in June 2011. Prior to the expiration of the escrow period in March 2012, Shire plc filed a claim against the escrowed funds. No further proceeds will be distributed to us or other former owners until the validity of such claims is determined.

In April 2012, we received $3.4 million in connection with the expiration of the escrow period associated with the sale of Avid to Eli Lilly and Company in December 2010. Also in April 2012, a regulatory milestone associated with the Avid transaction was achieved which resulted in $5.6 million of additional proceeds being paid to us in the second quarter of 2012. In addition, depending on the achievement of certain difficult commercial and regulatory milestones, we could receive additional proceeds of up to $54 million over a six-year period.

In connection with the Bundle Transaction, an aggregate of $6.4 million of the gross proceeds of the sale were placed in escrow pending the expiration of a predetermined notification period, subject to possible extension in the event of a claim against the escrowed amounts. On April 25, 2009, the purchaser in the Bundle Transaction notified us of claims being asserted against the entire escrowed amounts. The proceeds being held in escrow will remain there until the dispute over the claims have been settled or determined pursuant to legal process. In April 2013, the case was tried on the merits and the verdict in the case denied the purchaser’s claims against the escrowed funds. We are now in the process of seeking release of the funds from escrow. The purchaser has the right to appeal the verdict.

We have outstanding $55.0 million in face amount of our 5.25% convertible senior debentures due 2018. Net proceeds from the issuance in November 2012 were used to repurchase substantially all of our 2014 Debentures. Interest on the 2018 Debentures is payable semi-annually. At the debentures holders’ option, the 2018 Debentures are convertible into our common stock prior to November 15, 2017 subject to certain conditions, and at any time after November 15, 2017. The conversion rate of the 2018 Debentures is $18.13 of principal amount per share. The closing price of our common stock at March 31, 2013 was $15.80. The 2018 Debentures holders have the right to require us to repurchase the 2018 Debentures if we undergo a fundamental change as defined in the debenture agreement, including the sale of all or substantially all of our common stock or assets, liquidation, or dissolution; a change in control, the delisting of our common stock from the New York Stock Exchange or the NASDAQ Global Market (or any of their respective successors); or a substantial change in the composition of our board of directors as defined in the agreement. On or after November 15, 2016, we may redeem for cash some or all of the debentures, subject to certain conditions. Upon any redemption of the debentures, we will pay a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Upon the conversion of the 2018 Debentures we have the right to settle the conversion in stock, cash or a combination thereof.

In addition to the above, we had $0.4 million of 2024 Debentures and $0.1 million of 2014 Debentures outstanding at March 31, 2013. Interest on the 2024 and 2014 Debentures is payable semi-annually.

In November 2011, our Board of Directors authorized us, from time to time and depending on market conditions, to repurchase shares of our outstanding common stock, with up to an aggregate value of $10.0 million, exclusive of fees and commissions. No purchases have been made to date under the authorization.

We are party to a loan agreement with a commercial bank which provides us with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts and the lesser of $80 million or 75% of our investment and securities accounts at the bank. The credit facility, as amended December 21, 2012, matures on December 31, 2014. Under the credit facility, we provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with our sale of CompuCom Systems in 2004. Availability under our revolving credit facility at March 31, 2013 was $43.7 million.

At March 31, 2013, we had committed capital of approximately $0.1 million to a private equity fund. This commitment is expected to be funded in the next 12 months.

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

Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at March 31, 2013. Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote.

For the reasons we have presented above, we believe our cash and cash equivalents at March 31, 2013, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including debt repayments, commitments to our existing companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.

Analysis of Consolidated Cash Flows

Cash flow activity was as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net cash used in operating activities	$(6,891)	$(6,694)
Net cash provided by investing activities	17,821	13,516
Net cash provided by financing activities	92	139

	$11,022	$6,961

Net Cash Used In Operating Activities

Net cash used in operating activities increased by $0.2 million. The change primarily related to $0.6 million increase in cash used for professional fees and a $0.2 increase in costs associated with a transitional services agreement, partially offset by a $0.7 million decrease in cash used for management incentive plan payments.

Net Cash Provided by Investing Activities

Net cash provided by investing activities increased by $4.3 million. The increase primarily related to a $6.3 million decrease in cash paid to acquire ownership interests in companies and funds, a $1.3 million increase in the proceeds from sales of and distributions from companies and funds and a $1.3 million increase in the cash received from the net sale of marketable securities partially offset by a $2.0 million increase in advances and loans to companies and a $2.4 million decrease in repayments of advances to partners companies.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $47 thousand. The decrease primarily related to the decrease in proceeds from the exercise of stock options.

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual obligations and other commercial commitments as of March 31, 2013 by period due or expiration of the commitment.

	Payments Due by Period
			2014 and	2016 and	Due after
	Total	Remainder of 2013	2015	2017	2017
	(In millions)
Contractual Cash Obligations:
Convertible senior debentures(a)	$55.5	$—	$0.5	$—	$55.0
Operating leases	1.1	0.6	0.5	—	—
Funding commitments(b)	0.1	0.1	—	—	—
Potential clawback liabilities(c)	1.3	1.0	0.3	—	—
Other long-term obligations(d)	3.6	0.8	1.6	1.2	—

Total Contractual Cash Obligations	$61.6	$2.5	$2.9	$1.2	$55.0

	Amount of Commitment Expiration by Period
			2014 and	2016 and	Due after
	Total	Remainder of 2013	2015	2017	2017
	(In millions)
Other Commitments:
Letters of credit(e)	$6.3	$—	$—	$—	$6.3

(a)	We have outstanding $55.0 million of 2018 Debentures with a stated maturity of May 15, 2018, $0.4 million of 2024 Debentures with a stated maturity of March 15, 2024 and $0.1 million of 2014 Debentures with a stated maturity of March 15, 2014. The holders of the remaining 2024 Debentures have the right to require the Company to repurchase the remaining 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest.
(b)	This represents a funding commitment to a private equity fund which has been included in 2013 based on estimated timing of capital calls provided to us by the fund’s management.
(c)	Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for a further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet as of March 31, 2013.
(d)	Reflects the estimated amount payable to a former Chairman and CEO under an ongoing agreement.
(e)	A $6.3 million letter of credit is provided to the landlord of CompuCom’s Dallas headquarters lease as required in connection with our sale of CompuCom in 2004.

We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $4.2 million at March 31, 2013.

We remain guarantor of Laureate Pharma’s Princeton, New Jersey facility lease. Such guarantee may extend through the lease expiration in 2016 under certain circumstances. However, we are entitled to indemnification in connection with the continuation of such guaranty. As of March 31, 2013, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equaled $4.5 million.

As of March 31, 2013, we had federal net operating loss carryforwards totaling approximately $204.2 million. The net operating loss carryforwards expire in various amounts from 2021 to 2032.

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

Our strategy involves creating value for our shareholders by helping our partner companies build value and, if appropriate, accessing the public and private capital markets. Therefore, our success is dependent on the value of our partner companies as determined by the public and private capital markets. Many factors, including reduced market interest, may cause the market value of our partner companies to decline. If valuations in the market sectors in which our partner companies participate decline, their access to the public and private capital markets on terms acceptable to them may be limited.

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

Economic disruptions and downturns may have negative repercussions for us.

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

We cannot assure you that material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in a material weakness, or could result in material misstatements in our Consolidated Financial Statements. These misstatements could result in a restatement of our Consolidated Financial Statements, cause us to fail to meet our reporting obligations and/or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

We are exposed to equity price risks on the marketable portion of our ownership interests in our partner companies and other assets. At March 31, 2013, these interests include our equity positions in NuPathe and Tengion, both publicly-traded entities, which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure related to these types of interests. Based on closing market prices at March 31, 2013, the aggregate fair market value of our holdings in NuPathe and Tengion was $21.9 million. A 20% decrease in NuPathe and Tengion’s stock price would result in an approximate $5.0 million decrease in the aggregate fair value of our holdings in these companies.

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

					Fair
				After	Value at
Liabilities	Remainder of 2013	2014	2015	2015	March 31, 2013
2024 Debentures due by year (in millions)	$—	$0.4	$—	$—	$0.4
Fixed interest rate	2.625%	2.625%	2.625%	2.625%	N/A
Interest expense (in millions)	$—	$—	$—	$—	N/A
2014 Debentures due by year (in millions)	$—	$0.1	$—	$—	$0.1
Fixed interest rate	10.125%	10.125%	10.125%	10.125%	N/A
Interest expense (in millions)	$—	$—	$—	$—	N/A
2018 Debentures due by year (in millions)	$—	$—	$—	$55.0	$61.2
Fixed interest rate	5.25%	5.25%	5.25%	5.25%	N/A
Interest expense (in millions)	$2.2	$2.9	$2.9	$6.8	N/A

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2013 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes in our risk factors from the information set forth above under the heading “Factors That May Affect Future Results” and in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Effective April 24, 2013, we appointed Jeffrey B. McGroarty to serve as the Senior Vice President and Chief Financial Officer of the Company, and as our Principal Financial Officer. Mr. McGroarty, age 43, has served as our Senior Vice President – Finance and Principal Accounting Officer since November 1, 2012. He joined the Company in December 2005 as Vice President and Corporate Controller, and served as our Vice President – Finance and Corporate Controller immediately prior to his promotion to Senior Vice President - Finance. Mr. McGroarty began his career at PricewaterhouseCoopers LLP and, prior to joining the Company, held financial executive positions at international biopharmaceutical and manufacturing companies. Mr. McGroarty has extensive financial and accounting experience, including financial reporting, treasury and tax functions, among others.

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

Incorporated Filing Reference
Exhibit Number	Description	Form Type & Filing Date	Original Exhibit Number

31.1 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

31.2 †	Certification of Jeffrey B. McGroarty pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934	—	—

32.1 ‡	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

32.2 ‡	Certification of Jeffrey B. McGroarty pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—

101	The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets – March 31, 2013 and December 31, 2012 (unaudited); (ii) Consolidated Statements of Operations (unaudited) – Three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) – Three months ended March 31, 2013 and 2012 (unaudited); (iv) Condensed Consolidated Statements of Cash Flows –Three months ended March 31, 2013 and 2012 (unaudited); (v) Consolidated Statement of Changes in Equity –Three months ended March 31, 2013 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited)*.	—	—

†	Filed herewith
‡	Furnished herewith
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEGUARD SCIENTIFICS, INC.

Date: April 26, 2013	/s/ STEPHEN T. ZARRILLI
Stephen T. Zarrilli
President and Chief Executive Officer

Date: April 26, 2013	/s/ Jeffrey B. McGroarty
Jeffrey B. McGroarty
Senior Vice President and Chief Financial Officer