Form 10-Q
period 2013-06-30
SAFEGUARD SCIENTIFICS INC
filed 2013-07-26
CIK 86115

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934  For the Quarter Ended June 30, 2013

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ____________ to ___________

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

Yes  ☐    No  ☑

Number of shares outstanding as of July 25, 2013

Common Stock 26,976,963

SAFEGUARD SCIENTIFICS, INC.

QUARTERLY REPORT ON FORM 10-Q

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$102,732	$66,029
Cash held in escrow	—	6,434
Marketable securities	70,231	110,957
Restricted marketable securities	6	10
Prepaid expenses and other current assets	1,334	2,408
Total current assets	174,303	185,838
Property and equipment, net	164	193
Ownership interests in and advances to partner companies and funds (of which $ 19,363 and $20,972 are measured at fair value at June 30, 2013 and December 31, 2012, respectively)	143,100	148,639
Loan participations receivable	8,310	7,085
Available-for-sale securities	18	58
Long-term marketable securities	7,146	29,059
Other assets	3,077	3,272
Total Assets	$336,118	$374,144
LIABILITIES AND EQUITY
Current Liabilities:
Convertible senior debentures—current	$470	$—
Accounts payable	203	610
Accrued compensation and benefits	3,634	4,050
Accrued expenses and other current liabilities	3,631	2,601
Total current liabilities	7,938	7,261
Other long-term liabilities	3,862	3,921
Convertible senior debentures—non-current	48,970	48,991
Total Liabilities	60,770	60,173
Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 1,000 shares authorized	—	—
Common stock, $0.10 par value; 83,333 shares authorized; 20,977 and 20,968 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	2,098	2,097
Additional paid-in capital	817,384	815,946
Accumulated deficit	(544,134)	(504,072)
Total Equity	275,348	313,971
Total Liabilities and Equity	$336,118	$374,144

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited—In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

General and administrative expense	$6,715	$5,148	$12,089	$9,891
Operating loss	(6,715)	(5,148)	(12,089)	(9,891)
Other income (loss), net	(2,724)	4,819	(1,967)	7,903
Interest income	790	595	1,524	1,494
Interest expense	(1,074)	(1,456)	(2,143)	(2,908)
Equity loss	(18,400)	(8,947)	(25,387)	(16,395)

Net loss before income taxes	(28,123)	(10,137)	(40,062)	(19,797)
Income tax benefit (expense)	—	—	—	—
Net loss	$(28,123)	$(10,137)	$(40,062)	$(19,797)

Net loss per share:
Basic	$(1.33)	$(0.48)	$(1.90)	$(0.95)

Diluted	$(1.33)	$(0.48)	$(1.90)	$(0.95)

Weighted average shares used in computing basic and diluted loss per share:	21,128	20,927	21,119	20,903

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited – In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(28,123)	$(10,137)	$(40,062)	$(19,797)
Other comprehensive income (loss), before taxes:
Unrealized net gain (loss) on available-for-sale securities	(26)	734	(40)	5,800
Reclassification adjustment for other than temporary impairment of available-for-sale securities included in net loss	26	144	40	144
Total comprehensive loss	$(28,123)	$(9,259)	$(40,062)	$(13,853)

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – In thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net cash used in operating activities	$(11,540)	$(9,624)
Cash Flows from Investing Activities:
Proceeds from sales of and distributions from companies and funds	1,403	11,061
Advances and loans to companies	(8,100)	(5,141)
Origination fees on mezzanine loans	42	46
Acquisitions of ownership interests in companies and funds	(15,131)	(16,190)
Increase in marketable securities	(29,913)	(141,997)
Decrease in marketable securities	92,552	133,751
Repayment of advances and loans to companies	928	3,144
Capital expenditures	(21)	(25)
Proceeds from sale of discontinued operations, net	6,434	—
Net cash provided by (used in) investing activities	48,194	(15,351)

Cash Flows from Financing Activities:
Repurchase of convertible senior debentures	(43)	—
Issuance of Company common stock, net	92	513
Net cash provided by financing activities	49	513

Net Increase (Decrease) in Cash and Cash Equivalents	36,703	(24,462)

Cash and Cash Equivalents at beginning of period	66,029	83,187
Cash and Cash Equivalents at end of period	$102,732	$58,725

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited – In thousands)

	Total Equity	Accumulated Deficit	Common Stock		Additional Paid-in Capital
			Shares	Amount
Balance — December 31, 2012	$313,971	$(504,072)	20,968	$2,097	$815,946
Net loss	(40,062)	(40,062)	—	—	—
Stock options exercised, net	92	—	9	1	91
Issuance of restricted stock, net	49	—	—	—	49
Stock-based compensation expense	1,298	—	—	—	1,298
Balance — June 30, 2013	$275,348	$(544,134)	20,977	$2,098	$817,384

See Notes to Consolidated Financial Statements.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

The accompanying unaudited interim Consolidated Financial Statements of Safeguard Scientifics, Inc. (“Safeguard” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the SEC. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2012 Annual Report on Form 10-K.

2. Ownership Interests in and Advances to Partner Companies and Funds

The following summarizes the carrying value of the Company’s ownership interests in and advances to partner companies and private equity funds.

	June 30, 2013	December 31, 2012
	(In thousands) (Unaudited)
Fair value	$19,363	$20,972

Equity Method:
Partner companies	98,997	102,931
Private equity funds	3,714	3,810
	102,711	106,741
Cost Method:
Partner companies	13,030	10,000
Private equity funds	2,484	2,634
	15,514	12,634

Advances to partner companies	5,512	8,292

	$143,100	$148,639

Loan participations receivable	$8,310	$7,085

Available-for-sale securities	$18	$58

The Company recognized impairment charges of $9.9 million and $3.7 million related to PixelOptics Inc. (“PixelOptics”) in the three months ended June 30, 2013 and 2012, respectively, which are reflected in Equity loss in the Consolidated Statements of Operations. The impairment in 2013 was based on the decision of PixelOptics to seek additional capital from independent sources as well as the Company’s decision to deploy no substantial additional capital in PixelOptics.  The impairment in 2012 was based upon launch delays and related supply chain issues, as well as the pricing of a transaction between other institutional shareholders in PixelOptics.

The Company recorded impairment charges of $0.3 million and $0.7 million related to its Penn Mezzanine debt and equity participations in the three months ended June 30, 2013 and 2012, respectively, which are reflected in Other income (loss), net in the Consolidated Statements of Operations. In the three months ended June 30, 2013, the charge included $0.2 million related to loan participations and $0.1 million representing an adjustment to the fair value of the Company’s participation in warrants.  In the three months ended June 30, 2012, the charge included $0.2 million related to loan participations, $0.4 million related to equity participations and $0.1 million representing an adjustment to the fair value of the Company’s participation in warrants.

The Company recognized impairment charges of $0.2 million and $0.4 million related to its interest in a legacy private equity fund in the first quarter of 2013 and 2012, respectively, which are reflected in Other income (loss), net in the Consolidated Statements of Operations.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three and six months ended June 30, 2013, the Company recognized an unrealized loss of $2.4 million and $1.6 million, respectively, on the mark-to-market of its holdings in NuPathe, Inc. (“NuPathe”), which is included in Other income (loss), net in the Consolidated Statements of Operations.

The following unaudited summarized results of operations for the three months ended March 31, 2013 and 2012 for PixelOptics have been compiled from the unaudited financial statements of PixelOptics.

The results of PixelOptics are reported on a one quarter lag.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
	(Unaudited)
Results of Operations:
Revenue	$539	$307
Operating loss	$(5,855)	$(8,721)
Net loss	$(7,061)	$(9,012)

3. Acquisitions of Ownership Interests in Partner Companies and Funds

During the six months ended June 30, 2013, the Company funded $2.3 million for participations in loan and equity interests initiated by Penn Mezzanine. Included in this funding were $2.2 million for participation in a loan and $0.1 million for participation in equity of the borrower acquired by Penn Mezzanine.

During the six months ended June 30, 2013, the Company funded an aggregate of $5.3 million of a convertible bridge loan to PixelOptics. The Company previously deployed an aggregate of $31.6 million in PixelOptics. PixelOptics provides electronic corrective eyeglasses designed to substantially reduce or eliminate the visual distortion and other limitations associated with multifocal lenses. The Company accounts for its interest in PixelOptics under the equity method.

In June 2013, the Company deployed an additional $5.3 million into Medivo, Inc. (“Medivo”). The Company had previously acquired an interest in Medivo in November 2011 for $6.3 million. Medivo is a healthcare IT company that connects patients to a nationwide network of physicians, lab service centers and home testing services. The Company accounts for its interest in Medivo under the equity method. With respect to the June 2013 deployment, the difference between the Company’s cost and its interest in the underlying net assets of Medivo was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In June 2013, the Company funded $0.3 million of a convertible bridge loan to Alverix, Inc (“Alverix”). The Company had previously deployed an aggregate of $8.8 million in Alverix. Alverix provides next-generation instrument and connectivity platforms for diagnostic Point-of-Care testing. The Company accounts for its interest in Alverix under the equity method.

In May 2013, the Company funded $0.2 million of a convertible bridge loan to Hoopla Software, Inc. (“Hoopla”). The Company had previously acquired an interest in Hoopla in December 2011 for $1.3 million. Hoopla helps organizations create high performance sales cultures through software-as-a-service solutions that integrate with customer relationship management systems. The Company accounts for its interest in Hoopla under the equity method.

In March 2013, the Company deployed an additional $1.7 million into Lumesis, Inc. (“Lumesis”). The Company had previously acquired an interest in Lumesis in February 2012 for $2.2 million. Lumesis is a financial technology company that is dedicated to delivering timely data and robust analytical tools for the fixed income marketplace. The Company accounts for its interest in Lumesis under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Lumesis was allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2013, the Company acquired a 6.5% ownership interest in Clutch Holdings, LLC (“Clutch”) for $0.5 million. Clutch is a mobile commerce platform that unifies applications associated with gifting, loyalty and shopping programs to improve the customer experience. The Company accounts for its interest in Clutch under the cost method.

In February 2013, the Company acquired a 27.6% ownership interest in Pneuron, Inc. (“Pneuron”) for $5.0 million. Pneuron helps enterprise companies reduce the time and cost of application development by building solutions across heterogeneous databases and applications. The Company accounts for its ownership interest in Pneuron under the equity method. The difference between the Company’s cost and its interest in the underlying net assets of Pneuron was preliminarily allocated to intangible assets and goodwill as reflected in the carrying value in Ownership interests in and advances to partner companies and funds on the Consolidated Balance Sheets.

In January 2013, the Company acquired a 7.7% interest in Sotera Wireless, Inc. (“Sotera”). The Company deployed $1.3 million into Sotera and acquired additional shares from a previous investor for $1.2 million. Sotera is a medical device company that has developed a wireless patient monitoring platform that is designed to keep clinicians connected to their patients. The Company accounts for its interest in Sotera under the cost method.

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

The following table provides the carrying value and fair value of certain financial assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Carrying Value	Fair Value Measurement at June 30, 2013
		Level 1	Level 2	Level 3
	(In thousands)
	(Unaudited)
Cash and cash equivalents	$102,732	$102,732	$—	$—
Cash held in escrow	—	—	—	—
Restricted marketable securities	6	6	—	—
Ownership interest in common stock of NuPathe	15,791	15,791	—	—
Ownership interest in warrants and options of NuPathe	3,572	—	—	3,572
Available-for-sale securities	18	18	—	—
Warrant participations	417	—	—	417
Marketable securities—held-to-maturity:
Commercial paper	$19,237	$19,237	$—	$—
U.S. Treasury Bills	18,180	18,180	—	—
Government agency bonds	22,166	22,166	—	—
Certificates of deposit	17,794	17,794	—	—
Total marketable securities	$77,377	$77,377	$—	$—

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Carrying Value	Fair Value Measurement at December 31, 2012
		Level 1	Level 2	Level 3
	(In thousands)
	(Unaudited)
Cash and cash equivalents	$66,029	$66,029	$—	$—
Cash held in escrow	6,434	6,434	—	—
Restricted marketable securities	10	10	—	—
Ownership interest in common stock of NuPathe	8,897	8,897	—	—
Ownership interest in preferred stock, warrants and options of NuPathe	12,075	—	—	12,075
Available-for-sale securities	58	58	—	—
Warrant participations	423	—	—	423
Marketable securities—held-to-maturity:
Commercial paper	$50,932	$50,932	$—	$—
U.S. Treasury Bills	21,352	21,352	—	—
Government agency bonds	45,909	45,909	—	—
Certificates of deposit	21,823	21,823	—	—
Total marketable securities	$140,016	$140,016	$—	$—

As of June 30, 2013, $70.2 million of marketable securities had contractual maturities which were less than one year and $7.2 million of marketable securities had contractual maturities greater than one year. Held-to-maturity securities are carried at amortized cost, which, due to the short-term maturity of these instruments, approximates fair value using quoted prices in active markets for identical assets or liabilities defined as Level 1 inputs under the fair value hierarchy.

The Company recorded an impairment charge of $9.9 million related to PixelOptics in the three months ended June 30, 2013 measured as the amount by which PixelOptics’ carrying value exceeded its estimated fair value.  The fair market value of the Company’s equity ownership in PixelOptics was determined to be $3.3 million based on Level 3 inputs as defined above.  The inputs and valuation techniques used included primarily an evaluation of discounted cash flows for PixelOptics.

The Company’s Penn Mezzanine warrant participations are carried at fair value. The value of the Company’s holdings in warrant participations is measured by reference to Level 3 inputs. The inputs and valuation techniques used include discounted cash flows and valuation of comparable public companies.  The Company recorded an impairment charge of $0.3 million related to its Penn Mezzanine debt and equity participations in the three months ended June 30, 2013 measured as the amount by which the carrying value of the Company’s participation in the debt, equity and warrant interests acquired by Penn Mezzanine exceeded their estimated fair values.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Convertible Debentures and Credit Arrangements

The carrying values of the Company’s convertible senior debentures were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
	(Unaudited)
Convertible senior debentures due 2018	$48,970	$48,483
Convertible senior debentures due 2014	29	67
Convertible senior debentures due 2024	441	441
	49,440	48,991
Less: current portion	(470)	—
Convertible senior debentures – non current	$48,970	$48,991

Convertible Senior Debentures due 2018

In November 2012, Safeguard issued $55.0 million principal amount of its 5.25% convertible senior debentures due 2018 (the “2018 Debentures”). Proceeds from the offering were used to repurchase substantially all of the Company’s then outstanding 10.125% convertible senior debentures due 2014 (the “2014 Debentures”). Interest on the 2018 Debentures is payable semi-annually on May 15 and November 15.

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

On or after November 15, 2017, until the close of business on the second business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions has been met. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of our common stock, at the Company’s election.

The conversion rate of the 2018 Debentures is 55.17 shares of common stock per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $18.13 per share of common stock. The closing price per share of the Company’s common stock at June 30, 2013 was $16.05.

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

all or part of their 2018 Debentures at a fundamental change repurchase price equal to 100% of the principal amount of the debentures to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Because the 2018 Debentures may be settled in cash or partially in cash upon conversion, the Company separately accounts for the liability and equity components of the 2018 Debentures. The carrying amount of the liability component was determined at the transaction date by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the 2018 Debentures as a whole. At June 30, 2013, the fair value of the $55.0 million outstanding 2018 Debentures was approximately $60.5 million, based on the midpoint of the bid and ask prices as of such date. At June 30, 2013, the carrying amount of the equity component was $6.4 million, the principal amount of the liability component was $55.0 million, the unamortized discount was $6.0 million and the net carrying value of the liability component was $49.0 million. The Company is amortizing the excess of the face value of the 2018 Debentures over their carrying value over their term as additional interest expense using the effective interest method and recorded $0.5 million for the six months ended June 30, 2013. The effective interest rate on the 2018 Debentures is 8.7%.

Convertible Senior Debentures due 2024

In 2004, the Company issued an aggregate of $150.0 million in face value of convertible senior debentures with a stated maturity date of March 15, 2024 (the “2024 Debentures”). At June 30, 2013, the fair value of the $0.4 million outstanding 2024 Debentures approximated their carrying value, based on the midpoint of bid and ask prices as of such date. Interest on the 2024 Debentures is payable semi-annually. At the debenture holders’ option, the 2024 Debentures are convertible into the Company’s common stock through March 14, 2024, subject to certain conditions. The adjusted conversion rate of the 2024 Debentures is $43.3044 of principal amount per share. The remaining 2024 Debenture holders have the right to require the Company to repurchase the 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their face amount, plus accrued and unpaid interest. In limited circumstances, the Company has the right to redeem all or some of the 2024 Debentures.

Convertible Senior Debentures due 2014

In March 2010, the Company issued an aggregate of $46.9 million of the 2014 Debentures. As noted above, in November 2012, the Company repurchased substantially all of the 2014 Debentures for $58.7 million plus accrued interest.

Credit Arrangements

The Company is party to a loan agreement with a commercial bank which provides it with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of the Company’s public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, the Company is required to maintain all of its depository and operating accounts and the lesser of $80 million or 75% of its investment and securities accounts at the bank. The credit facility, as amended December 21, 2012, matures on December 31, 2014. Under the credit facility, the Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with the sale of CompuCom Systems in 2004. Availability under the Company’s revolving credit facility at June 30, 2013 was $43.7 million.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation

Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
General and administrative expense	$922	$846	$1,298	$1,229
	$922	$846	$1,298	$1,229

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

At June 30, 2013, the Company had outstanding options that vest based on three different types of vesting schedules:

1)	market–based;

2)	performance-based; and
3)	service-based.

Market-based awards entitle participants to vest in a number of options determined by achievement by the Company of certain target market capitalization increases (measured by reference to stock price increases on a specified number of outstanding shares) over an eight-year period. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if market capitalization targets are achieved earlier than estimated. During the six months ended June 30, 2013 and 2012, respectively, the Company did not issue any market-based option awards to employees. During the six months ended June 30, 2013 and 2012, respectively, no options vested based on achievement of market capitalization targets. The Company recorded compensation expense related to market-based option awards of $0.1 million in both the three months ended June 30, 2013 and 2012, and $0.1 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively. Depending on the Company’s stock performance, the maximum number of unvested shares at June 30, 2013 attainable under these grants was 956 thousand shares.

Performance-based awards entitle participants to vest in a number of awards determined by achievement by the Company of target capital returns based on net cash proceeds received by the Company on the sale, merger or other exit transaction of certain identified partner companies. Vesting may occur, if at all, once per year. The requisite service periods for the performance-based awards are based on the Company’s estimate of when the performance conditions will be met. Compensation expense is recognized for performance-based awards for which the performance condition is considered probable of achievement. Compensation expense is recognized over the requisite service periods using the straight-line method but is accelerated if capital return targets are achieved earlier than estimated. During the six months ended June 30, 2013 and 2012, respectively, the Company did not issue any performance-based awards to employees. During the six months ended June 30, 2013 and 2012, respectively, no performance-based awards vested. The Company recorded compensation expense related to performance-based option awards of $0.1 million for both the three months ended June 30, 2013 and 2012, and $0.2 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively. The maximum number of unvested shares at June 30, 2013 attainable under these option grants was 805 thousand shares.

All other outstanding options are service-based awards that generally vest over four years after the date of grant and expire eight years after the date of grant. Compensation expense is recognized over the requisite service period using the straight-line method. The requisite service period for service-based awards is the period over which the award vests. During the six months ended June 30, 2013 and 2012, respectively, the Company issued 28 thousand and 43 thousand service-based option awards to employees. The Company recorded compensation expense related to service-based option awards of $0.1 million and $0.3 million for the three months ended June 30, 2013 and 2012, and $0.2 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013 and 2012, respectively, the Company issued 44 thousand and 22 thousand deferred stock units to non-employee directors for annual service grants or fees earned during the preceding quarter. Deferred stock units issued

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to directors in lieu of directors fees are 100% vested at the grant date; matching deferred stock units equal to 25% of directors’ fees deferred vest one year following the grant date or, if earlier, upon reaching age 65. Deferred stock units are payable in stock on a one-for-one basis. Payments related to the deferred stock units are generally distributable following termination of employment or service, death or permanent disability.

Total compensation expense for deferred stock units, performance-based stock units and restricted stock was approximately $0.6 million and $0.3 million for the three months ended June 30, 2013 and 2012, and $0.7 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2012, the Company issued five thousand unrestricted shares to members of its advisory board, and recorded expense of $0.1 million related to these awards.

7. Income Taxes

The Company’s consolidated income tax benefit (expense) was $0.0 million for the three and six months ended June 30, 2013 and 2012. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the tax benefit related to the net operating losses that would have been recognized in the three and six three months ended June 30, 2013 and 2012 were offset by changes in the valuation allowance.

During the three and six months ended June 30, 2013, the Company had no material changes in uncertain tax positions.

8. Net Loss Per Share

The calculations of net loss per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands except per share data)
	(Unaudited)
Basic:
Net loss	$(28,123)	$(10,137)	$(40,062)	$(19,797)
Weighted average common shares outstanding	21,128	20,927	21,119	20,903
Net loss per share	$(1.33)	$(0.48)	$(1.90)	$(0.95)

Diluted:
Net loss	$(28,123)	$(10,137)	$(40,062)	$(19,797)
Weighted average common shares outstanding	21,128	20,927	21,119	20,903
Net loss per share	$(1.33)	$(0.48)	$(1.90)	$(0.95)

Basic and diluted average common shares outstanding for purposes of computing net loss per share includes outstanding common shares and vested deferred stock units (DSUs).

If a consolidated or equity method partner company has dilutive stock options, unvested restricted stock, DSUs or warrants, diluted net loss per share is computed by first deducting the income attributable to the potential exercise of the dilutive securities of the partner company from net loss. Any impact is shown as an adjustment to net loss for purposes of calculating diluted net loss per share.

The following potential shares of common stock and their effects on loss were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:

•	For the three and six months ended June 30, 2013 and 2012, options to purchase 3.3 million and 3.2 million shares of common stock, respectively, at prices ranging from $3.93 to $18.80 for both periods, were excluded from the calculations.

•	For the three and six months ended June 30, 2013 and 2012, unvested restricted stock units, performance stock units and DSUs convertible into 0.4 million and 0.2 million shares of stock, respectively, were excluded from the calculations.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	For the three and six months ended June 30, 2013 and 2012, 10 thousand shares of common stock representing the effect of the assumed conversion of the 2024 Debentures, were excluded from the calculations.

•	For the three and six months ended June 30, 2013 and 2012, 4 thousand and 2.8 million shares of common stock, respectively, representing the effect of the assumed conversion of the 2014 Debentures, were excluded from the calculations.

•	For the three and six months ended June 30, 2013, 3.0 million shares of common stock representing the effect of the assumed conversion of the 2018 Debentures, were excluded from the calculation.

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

As of June 30, 2013, the Company held interests in 20 non-consolidated partner companies which are included in the Healthcare and Technology segments. Included in the Penn Mezzanine segment are the Company’s interests in the Penn Mezzanine management company and general partner and the Company’s participations in mezzanine loans and equity interests initiated by Penn Mezzanine.

The Company’s active partner companies by segment were as follows as of June 30, 2013:

Healthcare
Partner Company	Safeguard Primary Ownership as of June 30, 2013	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.2%	Equity
Alverix, Inc.	49.2%	Equity
Crescendo Bioscience, Inc.	12.6%	Cost
Good Start Genetics, Inc.	30.0%	Equity
Medivo, Inc.	34.5%	Equity
NovaSom, Inc.	30.3%	Equity
NuPathe, Inc.	16.6%	Fair value (1)
PixelOptics, Inc.	24.6%	Equity
Putney, Inc.	27.6%	Equity
Sotera Wireless, Inc.	7.4%	Cost

Technology
Partner Company	Safeguard Primary Ownership as of June 30, 2013	Accounting Method
AppFirst, Inc.	35.0%	Equity
Beyond.com, Inc.	38.3%	Equity
Bridgevine, Inc.	22.5%	Equity
DriveFactor, Inc.	35.4%	Equity
Hoopla Software, Inc.	25.3%	Equity
Lumesis, Inc.	44.2%	Equity
MediaMath, Inc.	22.2%	Equity
Pneuron, Inc.	27.6%	Equity
Spongecell, Inc.	23.1%	Equity
ThingWorx, Inc.	39.8%	Equity

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) The Company’s ownership interest in NuPathe was accounted for as available-for-sale securities following NuPathe’s completion of an initial public offering in August 2010. In October 2012, the Company participated in a private placement of NuPathe preferred stock units, and in conjunction with this financing, the Company placed two persons on NuPathe’s board of directors. As a result, the Company determined that it exercised significant influence over NuPathe which made the equity method of accounting applicable to its ownership interests. Instead, the Company elected the fair value option beginning in October 2012. Prior to August 2010, the Company accounted for NuPathe under the equity method.

As of June 30, 2013, in the Penn Mezzanine segment, the Company has a 36% ownership interest in the management company and general partner of Penn Mezzanine L.P. The Company accounts for its interest under the equity method.

Results of the Healthcare and Technology segments reflect the equity income (loss) of their respective equity method partner companies, other income (loss) associated with fair value method and cost method partner companies and the gains or losses on the sale of their respective partner companies. Results of the Penn Mezzanine segment includes interest, dividends and participation fees earned on the mezzanine interests in which the Company participates as well as equity income (loss) associated with the Company’s management company and general partner interest in the Penn Mezzanine platform.

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

As of June 30, 2013 and December 31, 2012, all of the Company’s assets were located in the United States.

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment assets in Other Items included primarily cash, cash equivalents, cash held in escrow, and marketable securities of $180.1 million and $212.5 million, at June 30, 2013 and December 31, 2012, respectively.

	Three Months Ended June 30, 2013
	Healthcare	Technology	Penn Mezzanine	Total Segments	Other Items	Total
	(In thousands)
	(Unaudited)
Operating loss	$—	$—	$(4)	$(4)	$(6,711)	$(6,715)
Interest income	—	—	380	380	410	790
Equity loss	(14,850)	(3,399)	(94)	(18,343)	(57)	(18,400)
Net loss	(17,275)	(3,399)	(13)	(20,687)	(7,436)	(28,123)
Segment Assets:
June 30, 2013	75,154	61,266	13,186	149,606	186,512	336,118
December 31, 2012	83,500	58,753	12,153	154,406	219,738	374,144

	Three Months Ended June 30, 2012
	Healthcare	Technology	Penn Mezzanine	Total Segments	Other Items	Total
	(In thousands)
	(Unaudited)
Operating loss	$—	$—	$(2)	$(2)	$(5,146)	$(5,148)
Interest income	—	—	277	277	318	595
Equity loss	(8,820)	(56)	(69)	(8,945)	(2)	(8,947)
Net loss	(3,270)	(56)	(533)	(3,859)	(6,278)	(10,137)

	Six Months Ended June 30, 2013
	Healthcare	Technology	Penn Mezzanine	Total Segments	Other Items	Total
	(In thousands)
	(Unaudited)
Operating loss	$—	$—	$(9)	$(9)	$(12,080)	$(12,089)
Interest income	—	—	724	724	800	1,524
Equity (loss) income	(20,750)	(4,500)	(164)	(25,414)	27	(25,387)
Net (loss) income	(22,340)	(4,500)	328	(26,512)	(13,550)	(40,062)

	Six Months Ended June 30, 2012
	Healthcare	Technology	Penn Mezzanine	Total Segments	Other Items	Total
	(In thousands)
	(Unaudited)
Operating loss	$—	$—	$(4)	$(4)	$(9,887)	$(9,891)
Interest income	—	—	848	848	646	1,494
Equity loss	(15,159)	(1,045)	(188)	(16,392)	(3)	(16,395)
Net loss	(6,180)	(1,045)	(83)	(7,308)	(12,489)	(19,797)

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

SAFEGUARD SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Not including the Laureate Biopharma, Inc. lease guaranty described below, the Company had outstanding guarantees of $3.8 million at June 30, 2013.

The Company has committed capital of approximately $0.1 million to a private equity fund. This commitment is expected to be funded during the next 12 months.

Under certain circumstances, the Company may be required to return a portion or all the distributions it received as a general partner of a private equity fund (“clawback”). The maximum clawback the Company could be required to return due to its general partner interest is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2013. The Company’s ownership in the fund is 19%. The clawback liability is joint and several; therefore the Company may be required to fund the clawback for other general partners should they default. The Company believes its potential liability due to the possibility of default by other general partners is remote.

In connection with the Company’s May 2008 sale of its equity and debt interests in Acsis, Inc., Alliance Consulting Group Associates, Inc., Laureate Biopharma, Inc., ProModel Corporation and Neuronyx, Inc. (the “Bundle Transaction”), an aggregate of $6.4 million of the gross proceeds of the sale were placed in escrow pending the expiration of a predetermined notification period, subject to possible extension in the event of a claim against the escrowed amounts. On April 25, 2009, the purchaser in the Bundle Transaction notified the Company of claims being asserted against the entire escrowed amounts. In April 2013, the case was tried on the merits and the verdict in the case denied the purchaser’s claims against the escrowed funds. The escrow funds were released to the Company in June 2013.

The Company remains guarantor of Laureate Biopharma, Inc.’s Princeton, New Jersey facility lease. Such guarantee may extend through the lease expiration in 2016 under certain circumstances. However, the Company is entitled to indemnification in connection with the continuation of such guaranty. As of June 30, 2013, scheduled lease payments to be made by Laureate Biopharma, Inc. over the remaining lease term equaled $4.2 million.

In October 2001, the Company entered into an agreement with its former Chairman and Chief Executive Officer to provide for annual payments of $0.65 million per year and certain health care and other benefits for life. The related current liability of $0.8 million was included in Accrued expenses and other current liabilities and the long-term portion of $2.8 million was included in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2013.

The Company provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters as required in connection with the sale of CompuCom Systems in 2004.

The Company has agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or an employee terminates his employment for “good reason.” The maximum aggregate exposure under the agreements was approximately $2.4 million at June 30, 2013.   During the three months ended June 30, 2013, a Company executive terminated his employment for “good reason.”  As a result of the termination, the Company recognized a severance charge of $0.9 million which is recorded in Accrued compensation and benefits on the Consolidated Balance Sheet at June 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Safeguard Scientifics, Inc. (“Safeguard” or “we”), the industries in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainties. Factors that could cause actual results to differ materially, include, among others, managing rapidly changing technologies, limited access to capital, competition, the ability to attract and retain qualified employees, the ability to execute our strategy, the uncertainty of the future performance of our partner companies, acquisitions and dispositions of companies, the inability to manage growth, compliance with government regulation and legal liabilities, additional financing requirements, labor disputes and the effect of economic conditions in the business sectors in which our partner companies operate, all of which are discussed in Item 1A. “Risk Factors” in Safeguard’s Annual Report on Form 10-K and updated, as applicable, in “Factors that May Affect Future Results” and Item 1A. “Risk Factors” below. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

Consolidation Method. We account for partner companies in which we maintain a controlling financial interest, generally those in which we directly or indirectly own more than 50% of the outstanding voting securities, using the consolidation method of accounting. Upon consolidation of our partner companies, we reflect the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company as a non-controlling interest in the Consolidated Balance Sheets. The non-controlling interest is presented within equity, separately from the equity of the parent company. Losses attributable to the parent company and the non-controlling interest may exceed their interest in the subsidiary’s equity. As a result, the non-controlling interest shall continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance as of each balance sheet date. Revenue, expenses, gains, losses, and net income or loss are reported in the Consolidated Statements of Operations at the consolidated amounts, which include the amounts attributable to the parent company’s common shareholders and the non-controlling interest. As of June 30, 2013, we did not hold a controlling interest in any of our partner companies.

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

On a quarterly basis, we evaluate the carrying value of each loan participation receivable for impairment. A loan participation receivable is considered impaired when it is probable that we will be unable to collect all amounts (principal and interest) due according to the contractual terms of the participation agreement and related agreements with the borrowers. We maintain an allowance to provide for estimated loan losses based on evaluating known and inherent risks in the loans. The allowance is provided based upon our analysis of the pertinent factors underlying the quality of the loans. These factors include an analysis of the financial condition of the borrowers, delinquency levels, actual loan loss experience, current economic conditions and other relevant factors. Our analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. We do not accrue interest when a loan is considered impaired. All cash receipts from impaired loans are applied to reduce the original principal amount of such loan, until the principal has been fully recovered and would be recognized as interest income thereafter. The allowance for loan losses was $2.3 million and $2.0 million as of June 30, 2013 and December 31, 2012, respectively.

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

Our management evaluates the Penn Mezzanine segment performance based on the performance of the debt and equity interests in which we participate. This includes an evaluation of the future cash flows associated interest and dividend payments as well as estimated losses based on evaluating known and inherent risks in the debt and equity interests in which we participate.

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

The following tables reflect our consolidated operating data by reportable segment. Segment results include our share of income or losses for entities accounted for under the equity method, when applicable. Segment results also include impairment charges and gains or losses related to the disposition of partner companies. All significant inter-segment activity has been eliminated in consolidation. Our operating results, including net loss before income taxes by segment, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Healthcare	$(17,275)	$(3,270)	$(22,340)	$(6,180)
Technology	(3,399)	(56)	(4,500)	(1,045)
Penn Mezzanine	(13)	(533)	328	(83)
Total segments	(20,687)	(3,859)	(26,512)	(7,308)
Other items:
Corporate operations	(7,436)	(6,278)	(13,550)	(12,489)
Income tax benefit (expense)	—	—	—	—
Total other items	(7,436)	(6,278)	(13,550)	(12,489)
Net loss	$(28,123)	$(10,137)	$(40,062)	$(19,797)

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

As previously stated, throughout this document, we use the term “partner company” to generally refer to those companies in which we have an economic interest and in which we are actively involved in influencing the development, usually through board representation in addition to our equity ownership stake.

For purposes of the following listing of our Healthcare and Technology partner companies, we omit from the listing companies in which we have since sold our interest or which we no longer consider to be active partner companies because we no longer actively influence the operations of such entities.

Healthcare

The following active partner companies as of June 30, 2013 were included in Healthcare:

	Safeguard Primary Ownership as of June 30,
Partner Company	2013	2012	Accounting Method
AdvantEdge Healthcare Solutions, Inc.	40.2%	40.2%	Equity
Alverix, Inc.	49.2%	49.6%	Equity
Crescendo Bioscience, Inc.	12.6%	NA	Cost
Good Start Genetics, Inc.	30.0%	29.2%	Equity
Medivo, Inc.	34.5%	30.0%	Equity
NovaSom, Inc.	30.3%	30.3%	Equity
NuPathe, Inc.	16.6%	17.8%	Fair value (1)
PixelOptics, Inc.	24.6%	24.6%	Equity
Putney, Inc.	27.6%	27.6%	Equity
Sotera Wireless, Inc.	7.4%	NA	Cost

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

Results of operations for the Healthcare segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Other income (loss), net	$(2,425)	$5,550	$(1,590)	$8,979
Equity loss	(14,850)	(8,820)	(20,750)	(15,159)
Net loss	$(17,275)	$(3,270)	$(22,340)	$(6,180)

Three months ended June 30, 2013 versus the three months ended June 30, 2012

Other Income (Loss), Net. Other income (loss), net decreased $8.0 million for the three months ended June 30, 2013, compared to the prior year period. Other income (loss), net for the three months ended June 30, 2013 reflected an unrealized loss of $2.4 million on the mark-to-market of our holdings in NuPathe. Other income (loss), net for the three months ended June 30, 2012 reflected a $5.6 million gain recorded in connection with the achievement of the initial milestone associated with the sale of Avid Radiopharmaceuticals, Inc. (“Avid”) to Eli Lilly and Company in December 2010.

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

Equity loss for the Healthcare segment increased $6.0 million in the three months ended June 30, 2013 compared to the prior year period.  The increase in equity loss was primarily driven by an impairment charge of $9.9 million related to PixelOptics which was recognized in the three months ended June 30, 2013. The impairment in 2013 was based on the decision of PixelOptics to seek additional capital from independent sources as well as our decision to deploy no substantial additional capital in PixelOptics.  We recognized an impairment charge of $3.7 million related to PixelOptics in the three months ended June 30, 2012.  The impairment in 2012 was related to launch delays and related supply chain issues as well as the pricing of a transaction between other institutional shareholders in PixelOptics.  The remaining decrease in equity loss for the three months ended June 30, 2013 compared to the prior year period was primarily due to smaller losses incurred by partner companies included in the Healthcare segment.

Six months ended June 30, 2013 versus the six months ended June 30, 2012

Other Income (Loss), Net. Other income (loss), net decreased $10.6 million for the six months ended June 30, 2013, compared to the prior year period.  Other income (loss), net for the six months ended June 30, 2013 reflected an unrealized loss of $1.6 million related to the mark-to-market of our holdings in NuPathe.  Other income (loss), net for the six months ended June 30, 2012 reflected a $3.4 million gain recorded in connection with the expiration of the escrow period associated with the sale of Avid to Eli Lilly and Company in December 2010, as well as a $5.6 million gain related to the achievement of the initial milestone associated with the Avid transaction.

Equity Loss. Equity loss for the Healthcare segment increased $5.6 million in the six months ended June 30, 2013 compared to the prior year period. The increase in equity loss was primarily driven by an impairment charge of $9.9 million related to PixelOptics which was recognized in the six months ended June 30, 2013.  The impairment in 2013 was based on the decision of PixelOptics to seek additional capital from independent sources as well as our decision to deploy no substantial additional capital in PixelOptics.  We recognized an impairment charge of $3.7 million related to PixelOptics in the six months ended June 30, 2012.  The impairment in 2012 was related to launch delays and related supply chain issues as well as the pricing of a transaction between other institutional shareholders in PixelOptics.  The remaining decrease in equity loss for the six months ended June 30, 2013 compared to the prior year period was primarily due to smaller losses incurred by partner companies included in the Healthcare segment.

Technology

The following active partner companies as of June 30, 2013 were included in Technology:

	Safeguard Primary Ownership as of June 30,
Partner Company	2013	2012	Accounting Method
AppFirst, Inc.	35.0%	NA	Equity
Beyond.com, Inc.	38.3%	38.3%	Equity
Bridgevine, Inc.	22.5%	22.8%	Equity
DriveFactor, Inc.	35.4%	23.9%	Equity
Hoopla Software, Inc.	25.3%	25.3%	Equity
Lumesis, Inc.	44.2%	31.6%	Equity
MediaMath, Inc.	22.2%	22.4%	Equity
Pneuron, Inc.	27.6%	NA	Equity
Spongecell, Inc.	23.1%	23.1%	Equity
ThingWorx, Inc.	39.8%	30.2%	Equity

Results of operations for the Technology segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Equity loss	$(3,399)	$(56)	$(4,500)	$(1,045)
Net loss	$(3,399)	$(56)	$(4,500)	$(1,045)

Three months ended June 30, 2013 versus the three months ended June 30, 2012

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

Equity loss for the Technology segment increased $3.3 million in the three months ended June 30, 2013, compared to the prior year period. The increase was related primarily to a $1.9 million gain recorded in connection with the achievement of certain performance milestones in connection with the sale of Portico Systems, Inc. (“Portico”) in the three months ended June 30, 2012 to McKesson.  The remainder of the increase for the three months ended June 30, 2013 compared to the prior year period was primarily related to an increase in the number of loss-making early stage partner companies included within the Technology segment.

Six months ended June 30, 2013 versus the six months ended June 30, 2012

Equity Loss. Equity loss for the Technology segment increased $3.5 million in the six months ended June 30, 2013, compared to the prior year period. The increase was related primarily to a $1.9 million gain recorded in connection with the achievement of certain performance milestones in connection with the sale of Portico in the six months ended June 30, 2012 to McKesson.  The remainder of the increase for the six months ended June 30, 2013 compared to the prior year period was primarily related to an increase in the number of loss-making early stage partner companies included within the Technology segment.

Penn Mezzanine

Results for the Penn Mezzanine segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
General and administrative expense	$(4)	$(2)	$(9)	$(4)
Interest income	380	277	724	848
Other loss, net	(295)	(739)	(223)	(739)
Equity loss	(94)	(69)	(164)	(188)
Net (loss) income	$(13)	$(533)	$328	$(83)

Results of the Penn Mezzanine segment include interest, dividends, loan origination and other fees earned on the mezzanine interests in which we participate, any impairment on our debt and equity interests as well as equity income (loss) associated with our interest in the management company and general partner of Penn Mezzanine. As of June 30, 2013, we had a participation in eight loans and nine equity interests initiated by Penn Mezzanine.  During the three months ended June 30, 2013, we participated in a follow on funding of an existing mezzanine loan for $0.2 million.  During the six months ended June 30, 2013, we participated in one new mezzanine loan for $2.1 million.

Other loss, net for Penn Mezzanine decreased $0.4 million in the three months ended June 30, 2013, compared to the prior year period.  During the three months ended June 30, 2013, we recorded an impairment charge associated with our equity and loan participations of $0.3 million compared to a $0.7 million impairment charge recorded in the comparable period of the prior year. Other loss, net for Penn Mezzanine decreased $0.5 million in the six months ended June 30, 2013, compared to the prior year period primarily due to the difference in impairment charges recorded in the second quarter of each respective year.  General and administrative expense, interest income, and equity loss remained relatively consistent compared to the prior year periods.

Corporate Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
General and administrative expense	$(5,764)	$(4,270)	$(10,732)	$(8,598)
Stock-based compensation	(922)	(846)	(1,298)	(1,229)
Depreciation	(25)	(30)	(50)	(60)
Interest income	410	318	800	646
Interest expense	(1,074)	(1,456)	(2,143)	(2,908)
Other income (loss), net	(4)	8	(154)	(337)
Equity income (loss)	(57)	(2)	27	(3)
	$(7,436)	$(6,278)	$(13,550)	$(12,489)

Three months ended June 30, 2013 versus the three months ended June 30, 2012

General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, and outside services such as legal, accounting and travel-related costs. General and administrative expense increased $1.5 million in the three months ended June 30, 2013 when compared to the prior year period. The increase was primarily attributable to a $0.4 million increase in costs associated with a transitional services agreement with our previous Chief Executive Officer and severance expense of $0.9 million recorded during the quarter related to a former executive.  Professional fees also increased $0.4 million when compared to the prior year period. These increases were partially offset by a decrease in employee costs of $0.3 million.

Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. Stock-based compensation remained relatively consistent for the three months ended June 30, 2013 when compared to the prior year period.

Interest Income. Interest income includes all interest earned on available cash and marketable security balances. Interest income remained relatively consistent for the three months ended June 30, 2013 compared to the prior year period.

Interest Expense. Interest expense is primarily related to our convertible senior debentures.  The decrease in interest expense of $0.4 million in the three months ended June 30, 2013 compared to the prior year period is due to a lower coupon rate of 5.25% payable on our 2018 Debentures compared to a coupon rate of 10.125% payable on our 2014 Debentures, which were substantially repaid in November 2012.

Equity Income (Loss). Equity income (loss) for both periods related to our private equity holdings accounted for under the equity method.

Six months ended June 30, 2013 versus the six months ended June 30, 2012

General and Administrative Expense. Our general and administrative expenses consist primarily of employee compensation, insurance, and outside services such as legal, accounting and travel-related costs. General and administrative expense increased $2.1 million in the six months ended June 30, 2013 when compared to the prior year period. The increase was primarily attributable to a $0.8 million increase in costs associated with a transitional services agreement with our previous Chief Executive Officer and severance expense of $0.9 million recorded during the quarter related to a former executive.  Professional fees also increased $0.9 million when compared to the prior year period. These increases in expense were partially offset by a decrease in employee costs of $0.6 million.

Stock-Based Compensation. Stock-based compensation consists primarily of expense related to stock option grants and grants of restricted stock and deferred stock units to our employees. Stock-based compensation remained relatively consistent for the six months ended June 30, 2013 when compared to the prior year period.

Interest Income. Interest income includes all interest earned on available cash and marketable security balances. Interest income remained relatively consistent for the six month period ended June 30, 2013 compared to the prior year period.

Interest Expense. Interest expense is primarily related to our convertible senior debentures.  The decrease in interest expense of $0.8 million in the six months ended June 30, 2013 compared to the prior year period is due to a lower coupon rate of 5.25% payable on our 2018 Debentures compared to a coupon rate of 10.125% payable on our 2014 Debentures, which were substantially repaid in November 2012.

Other Income (Loss), Net. Other income (loss), net decreased $0.2 million for the six months ended June 30, 2013, compared to the prior year period. Other income (loss), net for the six months ended June 30, 2013 and 2012 reflected impairment charges of $0.2 million and $0.4 million, respectively, related to our interest in a legacy private equity fund.

Equity Income (Loss). Equity income (loss) for both periods related to our private equity holdings accounted for under the equity method.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three and six months ended June 30, 2013 and 2012 was $0.  We have recorded a valuation allowance to reduce our net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized in each period was offset by a valuation allowance.

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

As of June 30, 2013, we had $102.7 million of cash and cash equivalents and $77.4 million of short-term and long-term marketable securities for a total of $180.1 million.

We have not recognized on our Consolidated Balance Sheets $7.6 million held in escrow related to the sale of Advanced BioHealing, Inc. to Shire plc in June 2011. Prior to the expiration of the escrow period in March 2012, Shire plc filed a claim against the escrowed funds. No further proceeds will be distributed to us or other former owners until the validity of such claims is determined.

In April 2012, we received $3.4 million in connection with the expiration of the escrow period associated with the sale of Avid Radiopharmaceuticals, Inc. (“Avid”) to Eli Lilly and Company in December 2010. Also in April 2012, a regulatory milestone associated with the Avid transaction was achieved which resulted in $5.6 million of additional proceeds being paid to us in the second quarter of 2012. In addition, depending on the achievement of certain difficult commercial and regulatory milestones, we could receive additional proceeds of up to $54.0 million over a six-year period.

In connection with the May 2008 sale of our equity and debt interests in Acsis, Inc., Alliance Consulting Group Associates, Inc., Laureate Biopharma, Inc., ProModel Corporation and Neuronyx, Inc. (the “Bundle Transaction”), an aggregate of $6.4 million of the gross proceeds of the sale were placed in escrow pending the expiration of a predetermined notification period, subject to possible extension in the event of a claim against the escrowed amounts. On April 25, 2009, the purchaser in the Bundle Transaction notified us of claims being asserted against the entire escrowed amounts. In April 2013, the case was tried on the merits and the verdict in the case denied the purchaser’s claims against the escrowed funds.  The $6.4 million in escrow was subsequently released to us in June 2013.

We have outstanding $55.0 million in face amount of our 5.25% convertible senior debentures due 2018. Net proceeds from the issuance of the 2018 Debentures in November 2012 were used to repurchase substantially all of our 2014 Debentures. Interest on the 2018 Debentures is payable semi-annually. At the debentures holders’ option, the 2018 Debentures are convertible into our common stock prior to November 15, 2017 subject to certain conditions, and at any time after November 15, 2017. The conversion rate of the 2018 Debentures is $18.13 of principal amount per share. The closing price per share of our common stock at June 30, 2013 was $16.05. The 2018 Debentures holders have the right to require us to repurchase the 2018 Debentures if we undergo a fundamental change as defined in the debenture agreement, including the sale of all or substantially all of our common stock or assets, liquidation, or dissolution; a change in control, the delisting of our common stock from the New York Stock Exchange or the NASDAQ Global Market (or any of their respective successors); or a substantial change in the composition of our board of directors as defined in the agreement. On or after November 15, 2016, we may redeem for cash some or all of the debentures, subject to certain conditions. Upon any redemption of the 2018 Debentures, we will pay a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Upon the conversion of the 2018 Debentures we have the right to settle the conversion in stock, cash or a combination thereof.

In addition to the 2018 Debentures discussed above, we had $0.4 million of 2024 Debentures and $29 thousand of 2014 Debentures outstanding at June 30, 2013. Interest on the 2024 and 2014 Debentures is payable semi-annually.

In November 2011, our Board of Directors authorized us, from time to time and depending on market conditions, to repurchase shares of our outstanding common stock, with up to an aggregate value of $10.0 million, exclusive of fees and commissions. No purchases have been made to date under the authorization.

We are party to a loan agreement with a commercial bank which provides us with a revolving credit facility in the maximum aggregate amount of $50 million in the form of borrowings, guarantees and issuances of letters of credit (subject to a $20 million sublimit). Actual availability under the credit facility is based on the amount of cash maintained at the bank as well as the value of our public and private partner company interests. This credit facility bears interest at the prime rate for outstanding borrowings, subject to an increase in certain circumstances. Other than for limited exceptions, we are required to maintain all of our depository and operating accounts and the lesser of $80 million or 75% of our investment and securities accounts at the bank. The credit facility, as amended December 21, 2012, matures on December 31, 2014. Under the credit facility, we provided a $6.3 million letter of credit expiring on March 19, 2019 to the landlord of CompuCom Systems, Inc.’s Dallas headquarters which was required in connection with our sale of CompuCom Systems in 2004. Availability under our revolving credit facility at June 30, 2013 was $43.7 million.

At June 30, 2013, we had committed capital of approximately $0.1 million to a private equity fund. This commitment is expected to be funded in the next 12 months.

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

Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return related to our general partner interest is $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2013. Our ownership in the fund is 19%. The clawback liability is joint and several, such that we may be required to fund the clawback for other general partners should they default. We believe our potential liability due to the possibility of default by other general partners is remote.

For the reasons we have presented above, we believe our cash and cash equivalents at June 30, 2013, availability under our revolving credit facility and other internal sources of cash flow will be sufficient to fund our cash requirements for at least the next 12 months, including debt repayments, commitments to our existing companies and funds, possible additional funding of existing partner companies and our general corporate requirements. Our acquisition of new partner company interests is always contingent upon our availability of cash to fund such deployments, and our timing of monetization events directly affects our availability of cash.

Analysis of Consolidated Cash Flows

Cash flow activity was as follows:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Net cash used in operating activities	$(11,540)	$(9,624)
Net cash provided by (used in) investing activities	48,194	(15,351)
Net cash provided by financing activities	49	513
	$36,703	$(24,462)

Net Cash Used In Operating Activities

Net cash used in operating activities increased by $1.9 million for the six months ended June 30, 2013 compared to the prior year period. The increase primarily related to a $0.5 million increase in cash used for professional fees, a $1.4 million increase in cash interest payments and increases in working capital of $0.7 million primarily related to increases in accounts receivable.  These increases were partially offset by a $0.7 million decrease in cash used for management incentive plan payments.

Net Cash Provided by Investing Activities

Net cash provided by investing activities increased by $63.5 million for the six months ended June 30, 2013 compared to the prior year period. The increase primarily related to a $70.9 million increase in the cash received from marketable securities and an increase in proceeds from the sale of discontinued operations of $6.4 million which related to the release of escrow funds in June 2013. These increases were partially offset by a $9.7 million decrease in proceeds from sales of and distributions from partner companies, a decrease in repayments of advances to partner companies of $2.2 million and an increase in advances and loans to partner companies of $2.9 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $0.5 million for the six months ended June 30, 2013 compared to the prior year period. The decrease primarily related to the decrease in proceeds from the exercise of stock options.

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual obligations and other commercial commitments as of June 30, 2013 by period due or expiration of the commitment.

	Payments Due by Period
	Total	Remainder of 2013	2014 and 2015	2016 and 2017	Due after 2017

Contractual Cash Obligations:
Convertible senior debentures(a)	$55.5	$—	$0.5	$—	$55.0
Operating leases	0.8	0.3	0.5	—	—
Funding commitments(b)	0.1	0.1	—	—	—
Potential clawback liabilities(c)	1.3	1.0	0.3	—	—
Other long-term obligations(d)	3.6	0.4	1.6	1.6	—
Total Contractual Cash Obligations	$61.3	$1.8	$2.9	$1.6	$55.0

	Amount of Commitment Expiration by Period
	Total	Remainder of 2013	2014 and 2015	2016 and 2017	After 2017

Other Commitments:
Letters of credit(e)	$6.3	$—	$—	$—	$6.3

(a)

We have outstanding $55.0 million of 2018 Debentures with a stated maturity of May 15, 2018, $0.4 million of 2024 Debentures with a stated maturity of March 15, 2024 and $29 thousand of 2014 Debentures with a stated maturity of March 15, 2014. The holders of the remaining 2024 Debentures have the right to require the Company to repurchase the remaining 2024 Debentures on March 20, 2014 or March 20, 2019 at a repurchase price equal to 100% of their respective face amount, plus accrued and unpaid interest.

(b)	This represents a funding commitment to a private equity fund which has been included in 2013 based on estimated timing of capital calls provided to us by the fund’s management.

(c)

Under certain circumstances, we may be required to return a portion or all the distributions we received as a general partner of a private equity fund for a further distribution to such fund’s limited partners (“clawback”). The maximum clawback we could be required to return is approximately $1.3 million, of which $1.0 million was reflected in Accrued expenses and other current liabilities and $0.3 million was reflected in Other long-term liabilities on the Consolidated Balance Sheet as of June 30, 2013.

(d)	Reflects the estimated amount payable to a former Chairman and CEO under an ongoing agreement.

(e)	A $6.3 million letter of credit is provided to the landlord of CompuCom’s Dallas headquarters lease as required in connection with our sale of CompuCom in 2004.

We have agreements with certain employees that provide for severance payments to the employee in the event the employee is terminated without cause or if the employee terminates his employment for “good reason.” The maximum aggregate cash exposure under the agreements was approximately $2.4 million at June 30, 2013.

We remain guarantor of Laureate Biopharma, Inc.’s Princeton, New Jersey facility lease. Such guarantee may extend through the lease expiration in 2016 under certain circumstances. However, we are entitled to indemnification in connection with the continuation of such guaranty. As of June 30, 2013, scheduled lease payments to be made by Laureate Pharma over the remaining lease term equaled $4.2 million.

As of June 30, 2013, we had federal net operating loss carryforwards totaling approximately $204.2 million. The net operating loss carryforwards expire in various amounts from 2021 to 2032.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to equity price risks on the marketable portion of our ownership interests in our partner companies and other assets. At June 30, 2013, these interests include our equity positions in NuPathe and Tengion, both publicly-traded entities, which have experienced significant volatility in their stock prices. Historically, we have not attempted to reduce or eliminate our market exposure related to these types of interests. Based on closing market prices at June 30, 2013, the aggregate fair market value of our holdings in NuPathe and Tengion was $19.4 million. A 20% decrease in NuPathe and Tengion’s stock price would result in an approximate $4.4 million decrease in the aggregate fair value of our holdings in these companies.

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

Liabilities	Remainder of 2013	2014	2015	After 2015	Fair Value at June 30, 2013
2024 Debentures due by year (in millions)	$—	$0.4	$—	$—	$0.4
Fixed interest rate	2.625%	2.625%	2.625%	2.625%	N/A
Interest expense (in millions)	$—	$—	$—	$—	N/A
2014 Debentures due by year (in millions)	$—	$—	$—	$—	$—
Fixed interest rate	10.125%	10.125%	N/A	N/A	N/A
Interest expense (in millions)	$—	$—	$—	$—	N/A
2018 Debentures due by year (in millions)	$—	$—	$—	$55.0	$60.5
Fixed interest rate	5.25%	5.25%	5.25%	5.25%	N/A
Interest expense (in millions)	$1.4	$2.9	$2.9	$6.8	N/A

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2013 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item  3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6.  Exhibits

(a) Exhibits.

The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report. For exhibits that previously have been filed, the Registrant incorporates those exhibits herein by reference. The exhibit table below includes the Form Type and Filing Date of the previous filing and the location of the exhibit in the previous filing which is being incorporated by reference herein. Documents which are incorporated by reference to filings by parties other than the Registrant are identified in a footnote to this table.

Exhibit Number	Description

10.1 *†	Compensation Summary – Non-Employee Directors

10.2 *†	Key Employee Compensation Recoupment Policy.

31.1 †	Certification of Stephen T. Zarrilli pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

31.2 †	Certification of Jeffrey B. McGroarty pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

32.1 ‡	Certification of Stephen T. Zarrilli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ‡	Certification of Jeffrey B. McGroarty pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **

The following materials from Safeguard Scientifics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets – June 30, 2013 and December 31, 2012 (unaudited); (ii) Consolidated Statements of Operations (unaudited) – Three and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) – Three and six months ended June 30, 2013 and 2012 (unaudited); (iv) Condensed Consolidated Statements of Cash Flows– Six months ended June 30, 2013 and 2012 (unaudited); (v) Consolidated Statement of Changes in Equity – Six months ended June 30, 2013 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

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

SAFEGUARD SCIENTIFICS, INC.
Date: July 26, 2013	/s/ Stephen T. Zarrilli
Stephen T. Zarrilli
President and Chief Executive Officer
Date: July 26, 2013	/s/ Jeffrey B. McGroarty
Jeffrey B. McGroarty
Senior Vice President and Chief Financial Officer