Form 10-Q/A
period 2013-06-30
SAFEGUARD SCIENTIFICS INC
filed 2013-07-29
CIK 86115

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Common Stock 20,976,963

EXPLANATORY NOTE

Safeguard Scientifics, Inc. (the Registrant) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on July 26, 2013, solely to correct an error on the cover page. The cover page of the Form 10-Q incorrectly stated that the amount of the Registrant’s Common Stock outstanding as of July 25, 2013 was 26,976,963 shares.  The cover page of this Form 10-Q/A correctly states that the number of shares of outstanding Common Stock of the Registrant on July 25, 2013 was 20,976,963. This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to be presented as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

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

SAFEGUARD SCIENTIFICS, INC.
Date: July 29, 2013	/s/ Stephen T. Zarrilli
Stephen T. Zarrilli
President and Chief Executive Officer
Date: July 29, 2013	/s/ Jeffrey B. McGroarty
Jeffrey B. McGroarty
Senior Vice President and Chief Financial Officer